Form 10-K
period 1993-12-31
WESTMORELAND COAL CO
filed 1994-04-15
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-K
(Mark One)

    X        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

            For the fiscal year ended December 31, 1993

                                 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from __________ to ________.

                      Commission File No. 0-752

        WESTMORELAND COAL COMPANY
              (Exact name of registrant as specified in its charter)

            Delaware                                 23-1128670
 (State or other jurisdiction of                (I. R. S. Employer
 incorporation or organization)                 Identification No.)

700 The Bellevue, 200 S. Broad Street, Philadelphia, Pennsylvania 19102
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (215) 545-2500

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                             NAME OF STOCK EXCHANGE
                                                  ON WHICH REGISTERED
Common Stock, par value $2.50 per share          New York Stock Exchange
Depositary Shares, each representing             New York Stock Exchange
  a one-quarter share of Series A Convertible
  Exchangeable Preferred Stock

Preferred Stock Purchase Rights                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS                             NAME OF STOCK EXCHANGE
                                                 ON WHICH REGISTERED
Series A Convertible Exchangeable                New York Stock Exchange
  Preferred Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   x           No_______

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    ________

The aggregate market value of voting stock held by non-affiliates as of February 25, 1994 is estimated to be $72,048,000. Voting stock held by affiliates is designated as voting stock beneficially held by executive officers and directors and by holders of more than 10% of the outstanding voting stock.

There were 6,955,477 shares outstanding of the registrant's Common Stock, $2.50 Par Value (the registrant's only class of common stock), as of February 25, 1994.

There were 2,300,000 depositary shares outstanding of the registrant's Preferred Stock, $0.25 Par Value as of February 25, 1994.

The following document has been incorporated by reference into the Parts of this Form 10-K (i.e., Part I, Part II, etc.) indicated in parentheses:

Definitive proxy statement to be filed on or about April 29, 1994. (Parts III and IV.)



PART I


ITEM 1 - BUSINESS

Coal Marketing

Westmoreland Coal Company's (the "Company") principal business is the production and marketing of coal on a worldwide basis. More than half of the coal sold by the Company is processed at and shipped from its coal properties, and includes both steam coal, sold primarily to electric utilities, and metallurgical coal, sold primarily to the steel industry. The remaining coal sold by the Company is produced by other domestic mining companies, principally smaller producers seeking to utilize the Company's expertise in the marketing of coal.

The following table shows, for each of the past five years, the total tons of coal sold, tons sold from company production and tons sold that were sourced from unaffiliated producers (tons ooo's):

           Total sales     Company production   Sales for others

         1993   16,687           11,551              5,136
         1992   19,380           11,774              7,606
         1991   20,627           11,570              9,057
         1990   20,279           11,679              8,600
         1989   19,613           10,813              8,800


Of the total tons of coal sold for others, approximately 37%, 30% and 38% was produced by domestic mining companies affiliated with Adventure Resources, Inc. ("Adventure") in 1993, 1992 and 1991, respectively. The coal sold by the Company which is produced by Adventure decreased in 1992 and 1993 due to Adventure's mine closings caused by higher operating costs and depletion of its coal reserves. On December 2, 1992 Adventure filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of West Virginia. Adventure continues to operate its remaining mines and the Company is continuing in its role of sales agent. Acting as sales agent for Adventure, the Company purchases all of Adventure's clean coal production at the time it is produced thus carrying all inventory and accounts receivable related to the sale of Adventure's coal production. The Company's obligation to buy coal from Adventure expired on March 1, 1994 and discussions are underway to determine the ongoing relationship with Adventure. At this time, it is expected that this relationship will be terminated as of June 30, 1994 due to the Company's need to conserve its working capital in order to sufficiently fund its internal coal production activities and its independent power activities. In January 1993, another West Virginia coal operation for which the Company acted as sales agent, stopped producing coal. Approximately 2,178,000 tons were sold for this producer in 1992. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

In the case of coal sold for others, the Company may or may not take title to the coal, but in substantially all such transactions the Company assumes the credit risk of the purchaser. In 1993, the Company had no bad debt experience related to coal sold for others. In 1992, the Company established reserves for bad debts related to coal sold for others in the amount of $4,801,000. The bad debt expense in 1991 relating to coal sold for others was not material.

The Company is able to offer customers a wide variety of coals, including both steam coal and metallurgical coal, and a range of services related to its coal sales, including sourcing, blending, quality control and transportation. Transportation services include arrangements with railroads, barge lines and vessel charterers. The Company's wholly owned subsidiary, Westmoreland Coal Sales Company, Inc. ("WCSC"), also has its own leased fleet of railcars to increase the availability of transportation and to reduce transportation costs.

The Company markets coal worldwide, primarily through WCSC, using both its own sales force and a network of agents in foreign countries. WCSC has sales offices in Philadelphia, Pennsylvania and Charlotte, North Carolina. It also has field offices in Banner, Kentucky and Beckley, West Virginia. These field offices serve the function of sourcing coals from mines owned by unaffiliated producers. This gives WCSC access to coals which complement the Company's own production. The field offices also have full service quality control laboratories and sampling personnel in order to assure that coal being shipped to the customer meets specifications.


Approximately 77% of the tonnage sold by the Company in 1993 was sold under contracts calling for deliveries over a period longer than one year. The table below presents the amount of coal tonnages sold under long-term contracts for the last five years:

                    Sales under long-     Total sales
                    term contracts       tonnage (000s)
                      %    Tons (000s)
       1993         77%      12,774          16,687
	1992         72%      13,867          19,380
	1991         68%      13,969          20,627
	1990         73%      14,761          20,279
	1989         71%      13,850          19,613

On December 31, 1993, the Company, together with its subsidiaries (including 3,450,000 tons for 1994 at Westmoreland Resources, Inc. ("WRI"), its 60% owned subsidiary) had sales contracts requiring it to deliver in 1994 a minimum of 12,825,000 tons of coal, which commitments will be met from the production of the Company and other producers. Of this amount, approximately 554,000 tons are under contracts expiring in a year or less, and approximately 12,271,000 tons are under contracts for more than a year. The table below presents total sales tonnage under existing long-term contracts as they expire over the next five years:

	Total sales tonnage
	under existing long-
	term contracts (000s)

	1994               12,271
	1995               11,409
	1996                9,242
	1997                5,340
	1998                4,781

Included in the tonnage figures above are certain coal sales covered by agreements of WRI. Under these agreements, WRI has exercised its right to receive "take or pay" payments from its customers if they elect not to purchase the minimum tonnages specified in the agreements. These payments will produce approximately the same net margin for WRI as if the coal were delivered.

Substantially all of the Company's long-term contracts have price adjustment provisions for changes in specified production costs' indices which generally reflect changes in wage rates, costs of supplies, union benefits, general and administrative costs, taxes, environmental and safety legislation and royalties. Some of the long-term contracts also provide for periodic price renegotiation and allow for termination after one year's notice upon failure to agree on a new price. Virtually all long-term contracts contain provisions for suspension of deliveries in the event of force majeure. Before long-term commitments expire, it is the Company's practice to renegotiate them, when appropriate, and thereby extend the contract, or to acquire new contracts to replace them.

In 1993, the 10 largest customers of the Company accounted for 62% of its coal revenues. Its two largest customers, Duke Power Company and Georgia Power Company, accounted for 22% and 10%, respectively, of the Company's coal revenues in 1993. No other customer accounted for as much as 10% of the Company's 1993 coal revenues. Sales to Georgia Power Company and Duke Power Company are made pursuant to long-term contracts expiring in April 1995 and July 1996, respectively. Pursuant to a scheduled price renegotiation under the Duke Power Company contract, on August 20, 1992 the Company agreed to reduce its price under this contract, effective January 1, 1993, by 10%. This price decrease, net of contractual price escalations in 1993, resulted in a reduction of revenues, and therefore profits, by approximately $7,100,000 in 1993 as compared to 1992.

Cleancoal Terminal Company ("Cleancoal"), a wholly owned subsidiary of the Company, is a rail-to-barge transloading and storage facility on the Ohio River between Louisville, Kentucky and Cincinnati, Ohio. The terminal gives the Company increased access to producers in Kentucky and affords the Company greater access to midwestern, southern and foreign markets. The terminal is also able to blend western Powder River Basin coals with eastern Kentucky coals. Cleancoal has an annual transloading capacity of 6,000,000 tons. It transloaded 2,511,000 tons in 1993, 2,144,000 tons in 1992.

Westmoreland Terminal Company, a wholly owned subsidiary of the Company, has a 20% interest in Dominion Terminal Associates ("DTA"), a consortium formed for the construction and operation of a coal storage and vessel-loading facility in Newport News, Virginia. DTA's annual throughput capacity is 20,000,000 tons, and its ground storage capacity is 1,700,000 tons. In 1993, DTA loaded 12,285,000 tons, including 2,428,000 tons for the Company.

Coal Production

The Company produces coal at properties in Virginia, West Virginia, Kentucky and Montana. Mining activities in the Eastern United States are conducted by the Company's Virginia Division, which mines reserves located in Virginia and eastern Kentucky, its Hampton Division, which mines reserves in West Virginia, Criterion Coal Company ("Criterion"), a wholly owned subsidiary of the Company, which mines reserves located in Kentucky and Pine Branch Mining Incorporated ("Pine Branch"), a wholly owned subsidiary of the Company, which mines reserves located in Virginia and eastern Kentucky. The Company's mining operations in Montana are conducted through WRI which is 60% owned by the Company.

Virginia Division. The Company's Virginia Division consists of nine mines located in Virginia and eastern Kentucky, including five underground mines operated by the Company and four mines operated by contractors, three of which are underground mines and one of which is a surface mine. In 1993, 1992 and 1991, the Virginia Division shipped 4,878,000 tons, 4,708,000 tons, and 4,325,000 tons of coal, respectively, including coal produced by independent contractors on Virginia Division properties and coal purchased from off-property locations including Pine Branch Mining. The Virginia Division properties total approximately 60,000 acres and employs approximately 770 people. The Virginia Division is currently operating two preparation plants for processing and loading coal. In late 1994 one of these two plants and one mine will cease operations for economic reasons. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

Hampton Division. The Company's Hampton Division is situated in West Virginia. Its operations currently consist of two underground mines, a large surface mine and shop and preparation plant facilities. In 1993, 1992 and 1991, the Hampton Division shipped 1,561,000 tons, 1,745,000 tons and 1,543,000 tons of coal, respectively, including coal produced by an independent contractor on Hampton Division properties and coal purchased from off-property locations. The Hampton Division has one preparation plant for processing and loading coal. The Hampton Division's properties total approximately 14,000 acres and it employs approximately 130 people. During the first half of 1994 the Hampton Division will be closed down with the exception of the surface mine which is operated by a contractor with capacity to produce approximately 840,000 tons on an annual basis. All other mines together with the preparation plant and shop facilities will be closed down and the employees will be terminated. This closedown has been necessitated by market conditions, including the termination of an above-market coal sales contract. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

Criterion Coal Company. Criterion is a wholly owned subsidiary of the Company with mining operations in Kentucky. Criterion, through its wholly owned subsidiary, Kentucky Criterion Coal Company, consists of five mines, including two surface mines and three underground mines. All of these mining operations are conducted by independent contractors on Criterion's properties. Criterion's total shipments in 1993, 1992 and 1991 were 1,853,000 tons, 1,786,000 tons and 1,600,000 tons of coal, respectively. In 1993, Criterion began operating a new coal preparation plant, which increased the capacity of the property to 3,000,000 tons per year. Criterion expects to open a new underground mine in 1994.

Westmoreland Resources, Inc.  WRI is 60% owned by the Company,
24% owned by Morrison-Knudsen Corporation and 16% owned by Penn Virginia Corporation. WRI operates one large surface mine in Montana on approximately 15,000 acres of subbituminous coal lands. In 1993, WRI mined and shipped approximately 3,224,000 tons of coal. Morrison-Knudsen Corporation mines this coal under a contract with WRI. The majority of the coal sold by WRI is sold under long-term contracts. One of these long-term contracts, which expires in 2005, accounted for 62% of the coal sold by WRI in 1993.

Pine Branch Mining Incorporated. Pine Branch is a wholly owned subsidiary of the Company with mining operations in Virginia and eastern Kentucky. Pine Branch began operations in 1992 and it consists of one surface mine. Pine Branch produced 210,000 tons in 1993 and 117,000 tons in 1992, the majority of which was sold to the Virginia Division where it was processed and loaded into railcars for shipment to customers.

Cogeneration

Westmoreland Energy, Inc.("WEI") a wholly owned subsidiary of the Company, has been offered for sale by the Company and is therefore being accounted for as a discontinued operation. (See Note 6 to the Consolidated Financial Statements.) WEI is engaged in the business of developing and owning interests in cogeneration and other non-regulated independent power plants throughout the United States. Cogeneration is a power production technology that provides for the sequential generation of two or more useful forms of energy (e.g., electricity and steam) from a single primary fuel source (e.g., coal). The key elements of a cogeneration project are contracts for sales of electricity and steam, contracts for fuel supply, a suitable site, required permits and project financing. The economic benefit of cogeneration technology can be substantial because a significant portion of the energy which is wasted in the application of conventional technology is used by cogeneration technology to produce steam or hot water for industrial processes or the generation of additional electricity. Electricity is sold to utilities and end-users of electrical power, including large industrial facilities. Thermal energy from the cogeneration plant is sold to commercial enterprises and other institutions. Large industrial users of thermal energy include plants in the chemical processing, petroleum refining, food processing, pharmaceutical and pulp and paper industries.

A significant market has been rapidly developing in the United States for power generated by cogeneration and other independent power plants. This development was fostered by the energy crises of the 1970s, which led to the enactment of legislation that encouraged companies to enter the cogeneration and independent power generation industry by reducing regulatory requirements and facilitating the sale of electricity by such companies to utilities. Cogeneration and other independent power producers are also an attractive, economical source of energy for large industrial users which require dedicated energy sources for major facilities.

WEI, through various subsidiaries, currently has an interest in the eight cogeneration projects described in the table filed as an exhibit to this report.

Employees and Labor Relations

The Company, including subsidiaries, employed 1,090 people on December 31, 1993 compared with 1,195 on December 31, 1992. On July 1, 1993, the Company, through its membership in the Independent Bituminous Coal Bargaining Alliance, ("IBCBA") entered into an interim agreement with the United Mine Workers of America ("UMWA"). This agreement provides for the Company and the UMWA at the local level to work together to reduce health care costs, maximize the utilization of the Company's investments, recognize special local operating and competitive conditions, provide flexibility in work and scheduling, create incentive programs, recognize employees' skills and performance, involve and integrate employees and the UMWA in the success of their mines and the Company, and improve overall labor management relations. These features were incorporated into a five-year agreement that succeeded the interim agreement, and became effective as of December 1993 ("1994 Agreement").

The Company and the UMWA are in the process of implementing the 1994 Agreement, including its health care cost reduction provisions, which should make those operations more competitive. The 1994 Agreement provides for a wage increase of $.50 per hour, retroactive to February 1, 1993, the date on which the prior five-year agreement expired. Employees will receive the retroactive portion of this wage increase in the form of an additional $.50 per hour until the retroactive portion is paid. The 1994 Agreement provides for additional wage increases of $.40 per hour on December 16, 1994 and December 16, 1995, and for additional reopeners in 1996 and 1997.


Competition

The coal industry is highly competitive, and the Company competes (principally in price and quality of coal) in both the steam coal and metallurgical coal markets with many other coal producers of all sizes. The Company, including the 1993 production of WRI, accounted for an estimated 1% of the nation's 1993 coal production, compared to the nation's largest coal producer which accounted for an estimated 9%. The Company's steam coal also competes with other energy sources in the production of electricity.

WEI is subject to increasing competition with respect to the development of new cogeneration projects from unregulated affiliates of utility companies, affiliates of fuel and equipment suppliers and independent developers.

Mining Safety and Health Legislation

The Company is subject to state and federal legislation prescribing mining health and safety standards, including the Federal Coal Mine Safety and Health Act of 1969 and the 1977 Amendments thereto. In addition to authorizing fines and other penalties for violations, the Act empowers the Mine Safety and Health Administration to suspend or halt offending operations.

Energy Regulation

WEI's cogeneration operations are subject to the provisions of various laws and regulations, including the federal Public
Utilities Regulatory Policies Act of 1978 ("PURPA"). PURPA provides qualifying cogeneration facility status ("QF") to operations such as WEI's which allows them certain exemptions from substantial federal and state legislation and regulation, including regulation of rates at which electricity can be sold.

The most significant recent change in energy regulation was the passage of the National Energy Policy Act of 1992 ("EP Act"). The EP Act reformed the Public Utility Holding Company Act of 1935. Companies can apply for Exempt Wholesale Generator ("EWG") status with the Federal Energy Regulatory Commission. An EWG can exclusively provide electric energy at wholesale prices without the requirement to sell thermal energy to a steam user. WEI applied for and received EWG status for its Roanoke Valley I ("RV I") project in December 1993. WEI intends to maintain the QF status for all projects except RV I. In the future, a case-by-case determination of QF or EWG status will be completed to optimize project returns.

Protection of the Environment

Mining Operations. The Company believes its mining operations are substantially in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company believes that this policy will not substantially affect its ability to compete with similarly situated companies in the marketplace. Present compliance is largely a result of capital expenditures made in prior years and of current capital investments, maintenance and monitoring activities. The Company invested approximately $413,000 for capital additions and charged approximately $7,247,000 to earnings and $2,306,000 to reserves in 1993 in order to comply with environmental regulations applicable to its mining operations. Of the $7,247,000 charged to earnings, $4,235,000 was accrued as part of the Company's mine closure costs, discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, reclamation fees imposed by the Federal Surface Mining Control and Reclamation Act of 1977 (the "Surface Mining Act") amounted to approximately $2,148,000 in 1993.

Based on its present interpretation of existing applicable environmental requirements, the Company has projected that it will expense approximately $2,400,000 and will spend approximately $625,000 for capital expenditures related to its mining operations to meet such requirements in 1994. Estimates of capital expenditures will be adjusted as necessary, either to reflect the impact of new regulations or because presently unforeseeable conditions may be imposed on future mining permits.

The Surface Mining Act regulations set forth standards, limitations and requirements for surface mining operations and for the surface effects of deep mining operations. Under the regulatory scheme contemplated by the Surface Mining Act, the Federal Office of Surface Mining ("OSM") issued regulations which set the minimum standards to which state agencies concerned with the regulation of coal mining must adhere. States that wish to regulate such coal mining must present their regulatory plans to OSM for approval. Once a state plan receives final approval, the state agency has primary regulatory authority over mining within the state, and OSM acts principally in a supervisory role. State agencies may impose standards more stringent than those required by OSM, and in some states this has been or is expected to be done. The four states in which the Company mines coal, Virginia, West Virginia, Kentucky and Montana, have all submitted regulatory plans to OSM, and these plans have received final approval. There is potential risk to the Company in the event it, or any of its independent contractors, fails to satisfy the obligations created by the Surface Mining Act. The Company's surface-mined Eastern coal production is mined to a large extent by independent contractors which, pursuant to their agreements with the Company, are primarily responsible for compliance with environmental laws. In the event, however, that any of its independent contractors fail to satisfy their obligations under the Surface Mining Act, the Company, depending upon the circumstances, might have, and has had, to carry out such obligations in order to avoid having its existing permits revoked or applications for new permits or permit modifications blocked. Compliance with the Surface Mining Act regulations has been costly for the Company and the coal mining industry in general.

In 1990 certain amendments were enacted to the Clean Air Act ("1990 Amendments"). As the first major revisions to the Clean Air Act since 1977, the 1990 Amendments vastly expand the scope of federal regulations and enforcement in several significant respects. In particular, the 1990 Amendments require that the United States Environmental Protection Agency (the "EPA") issue new regulations related to ozone non-attainment, air toxics and acid rain. Phase I of the acid rain provisions require, among other things, that electrical utilities reduce their sulfur dioxide emissions by 1995. Phase II requires an additional reduction in emissions by the year 2000.

The acid rain provisions of the 1990 Amendments may have a positive impact on the Company, in large part because a substantial amount of the Company's coal reserves are relatively low in sulfur content, i.e., less than 1 percent. This legislation allows utilities the freedom to choose the manner in which they will effect compliance with the required emission standards, increasing, in the opinion of the Company's management, the demand for low sulfur coal. The Company currently anticipates little or no impact on the coal industry from the ozone non-attainment provision of the 1990 Amendments, and is currently studying the potential impact of the air toxics provision, which management believes at this point will have a minimal effect on the coal industry.

A significant, but indirect, cause of lower coal demand in the electric utility sector has been low gas prices. The perception that gas prices will remain low throughout the 1990's has allowed utilities to plan to meet electricity growth with a combination of demand-side management and small gas-fired capacity additions. This strategy may displace potential new coal-fired capacity through the 1990's. The Company's marketing response has been to concentrate on maintaining, and attempting to increase, its market share with existing customers and grow on the basis of utilities switching from high sulfur to low sulfur coal rather than on the basis of future coal-fired power plant additions.

Cogeneration. The environmental laws and regulations applicable to the projects in which WEI participates primarily involve the discharge of emissions into the water and air, but can also include wetlands preservation and noise regulation. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies. Meeting the requirements of each jurisdiction with authority over a project can delay or sometimes prevent the completion of a proposed project, as well as require extensive modifications to existing projects. The limited partnerships formed to carry out these projects have the primary responsibility for obtaining the required permits and complying with the relevant environmental laws.

The Clean Air Act and the 1990 Amendments contain provisions that regulate the amount of sulfur dioxide and nitrogen oxides that may be emitted by a project. These emissions may be a cause of acid rain. Most of the projects in which WEI has investments are fueled by low sulfur coal and are not expected to be significantly affected by the acid rain provisions of the 1990 Amendments.

Segment Information

For financial information about Westmoreland's industry segments and export sales for the years 1993, 1992 and 1991 refer to Note
12 to the Consolidated Financial Statements, appearing on pages
97-101 inclusive.

For a discussion of certain factors affecting the business of Westmoreland in 1993, 1992 and 1991 refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 38-53 inclusive, and Notes 1, 6 and 7 to the Consolidated Financial Statements, appearing on pages 66-67, 76-83 inclusive.


ITEM 2 - PROPERTIES

The Company owns or leases coal properties located in Virginia, West Virginia, Kentucky and Montana. The Company's estimated demonstrated reserves (excluding reserves deemed by the Company to be uneconomic to mine) in owned or leased property on December 31, 1993 in the three eastern states were 142,791,000 tons and in Montana were 672,378,000 tons. In the three eastern states the Company also owns or leases 347,093,000 tons currently classified by the Company as Unassigned Uneconomic. Unassigned Uneconomic tonnages require significant capital expenditures and construction of new mine openings and are legally recoverable with current technology, but are not in the Company's mining plans today, because they cannot be mined profitably based on current projected economic conditions. With the exception of the coal reserves in Kentucky, which reserves are owned in fee simple, nearly all of the Company's eastern reserves are leased from others including 343,242,000 tons under lease from Penn Virginia Resources Corporation, a wholly owned subsidiary of Penn Virginia Corporation (together "Penn Virginia") which controlled an 18.96% voting interest in the Company at December 31, 1993 and December 31, 1992. All leases with Penn Virginia run to exhaustion of the coal reserves. Properties located in Montana are leased by WRI from the Crow Tribe of Indians and run to exhaustion. The balance of the Company's leases are for varying terms, including to exhaustion. Refer to Note 5 to the Consolidated Financial Statements, on pages 74-75 inclusive.

The table below shows the Company's estimated demonstrated coal reserve base and production in 1993. The term "demonstrated coal reserve base" is as defined in the "Coal Resource Classification System of the U.S. Geological Survey" (Circular 891). This represents the sum of the measured and indicated reserve bases and includes assigned and unassigned economic reserves.


                  Summary of Demonstrated Coal Reserve Base and
Production Tons
                                    as of December 31, 1993
                                       (in thousands)

Total Demonstrated
                        1993
Unassigned        Coal Reserve
                     Production   Sulfur (1)    Assigned (2)
Economic(3)           Base      .
Eastern Operations
Virginia
  Steam                  3,704     .96/1.38           30,111
5,741             35,852
Metallurgical              456       .60                 602
1,924              2,526

West Virginia
  Steam                  1,324     .77/.85             9,197
0              9,197
  Metallurgical              0       .98                   0
0                  0

Kentucky
  Steam                  1,755   .74/.95/1.35         23,582
71,634             95,216

Subtotal-Steam           6,783                        62,890
77,375            140,265
Subtotal-Met               456                           602
1,924              2,526

Subtotal Eastern
  Operations             7,239                        63,492
79,299            142,791

Western Operations
Montana
  Steam                  3,224       .62             672,378
0             672,378

Total All Operations    10,463                       735,870
79,299            815,169

(1)  Percent Sulfur applies to the 1993 production tonnages.

(2) Assigned tonnages are legally recoverable through existing facilities based on current mining plans with current technology and the Company's infrastructure.

(3) Unassigned Economic tonnages require significant capital expenditures and construction of new mine openings before mining could begin and are legally and economically recoverable with current technology and the Company's infrastructure.

Estimates of reserves in the eastern states are based mainly upon yearly evaluations made by the Company's professional engineers and geologists. The Company periodically modifies estimates of reserves under lease which may increase or decrease previously reported amounts. The reserve evaluations are based on new information developed by bore-hole drilling, examination of outcrops, acquisitions, dispositions, production, changes in mining methods, abandonments and other information.


Coal reserves in Montana represent recoverable tonnage held under the terms of the principal Crow Tribe lease, as amended in 1982, as well as other minor leases, and were estimated at 799,803,000 tons as of January 1, 1980, based principally upon a report by independent consulting geologists, prepared in February 1980. The reserve estimate has been adjusted for subsequent production, changes in mining practices and coal recovery experience.

In addition to the coal reserves mentioned above, the Company owns a number of coal preparation and loading facilities in Virginia, West Virginia and Kentucky. WRI owns and operates a dragline and coal crushing and loading facilities at its mine in Montana.



















ITEM 3 - LEGAL PROCEEDINGS

No material proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

This item is inapplicable.











Executive Officers of the Registrant

Below is a table showing the executive officers of the Company, their ages as of March 1, 1994, positions held and year of election to their present offices. No family relationships exist among them. All of the officers are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

    Name                  Age        Position(s)              Held Since

Christopher K. Seglem     47   President and                      1992
                               Chief Executive Officer (1)        1993


R. Page Henley, Jr.       58  Senior Vice President-Government
	    Affairs (2)                         1992

Theodore E. Worcester     53  Senior Vice President and           1992
	    General Counsel (3)                 1990

Ronald W. Stucki          49  Senior Vice President-
	    Operations (4)                      1992

Francis J. Boyle          48  Senior Vice President, Chief
                              Financial Officer and Treasurer (5) 1993

Joseph W. Lee             50  President
	    Westmoreland Coal Sales
                              Company (6)                         1991

Charles J. Brown, III     46  President
                              Westmoreland Energy, Inc. (7)       1987

Ronald R. Rominiecki      40  Controller (8)                      1988

____________________________

 (1) Effective January 1988, Mr. Seglem was elected to the positions of Vice President, General Counsel, and Secretary for the Company. In November 1988 he was elected a Senior Vice President of the Company. In May 1990, he relinquished the position of Secretary. In December 1990, he was elected an Executive Vice President of the Company, at which time he relinquished the position of General Counsel. In June 1992, he was elected President and Chief Operating Officer, and in December 1992 he was elected a Director of the Company. In June 1993, he was elected Chief Executive Officer of the Company, at which time he relinquished the position of Chief Operating Officer. He is a member of the bar of Pennsylvania.

 (2) Mr. Henley was elected Vice President-Development and Government Affairs in May 1988, which position he held until he was elected Senior Vice President-Development and Government Affairs in May 1990. In June 1992, he was elected Senior Vice President-Government Affairs. In 1993, Mr. Henley was also elected Vice President, General Counsel and Secretary of the Company's WEI subsidiary, and undertook additional duties, including project development. Subsequently, on March 29, 1994, he was elected Senior Vice President-Development of the Company.

 (3) Mr. Worcester was a member of the law firm of Sherman & Howard, with its principal office in Denver, Colorado, from 1972, and a partner in the firm from 1978 until December 1990, at which time he was elected Vice President & General Counsel of the Company. In June 1992, he was elected Senior Vice President while retaining his position of General Counsel of the Company. He is a member of the bar of Colorado.

 (4) Mr. Stucki was General Manager and Vice President of Colorado Westmoreland Inc. (a former wholly owned subsidiary of the Company) until the operation was sold to Cyprus Coal Company
(Cyprus) in November 1988, where he continued and became Vice
President of Colorado and Wyoming operations. He left Cyprus to rejoin the Company as Senior Vice President-Operations in July 1992.

 (5) Mr. Boyle was Chief Financial Officer and Senior Vice President of El Paso Natural Gas Company from 1985 through 1992. He was elected Senior Vice President, Chief Financial Officer and Treasurer of the Company, effective August 9, 1993.

 (6) Mr. Lee was elected Vice President-Purchasing and Northern Sales of Westmoreland Coal Sales Company in 1988, which position he held until he was elected Senior Vice President of Westmoreland Coal Sales Company on July 1, 1991. Mr. Lee was elected President of Westmoreland Coal Sales Company on August 1, 1991.

 (7)  Mr. Brown terminated employment with the Company effective
April 8, 1994.

 (8) Mr. Rominiecki terminated employment with the Company effective March 31, 1994.

PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Reference is hereby made to the section entitled "Market
Information on Capital Stock" appearing on pages 109-110.


ITEM 6 - SELECTED FINANCIAL DATA

Reference is hereby made to the section entitled "Five-Year Review" appearing on pages 54-55 inclusive.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Reference is hereby made to the section entitled "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" appearing on pages 38-53 inclusive.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is hereby made to pages 56-61 inclusive.

Reference is also made to the financial statement schedules included on pages 33-36 inclusive.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

This item is inapplicable.

PART III




ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT



ITEM 11 - EXECUTIVE COMPENSATION



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS




For Items 10-13, inclusive, except for information concerning executive officers of Westmoreland included as an unnumbered item in Part I above, reference is hereby made to Westmoreland's definitive proxy statement dated April 29, 1994, to be filed in accordance with Regulation 14A pursuant to Section 14(a) of the Securities Exchange Act of 1934, which is incorporated herein by reference thereto.


PART IV




ITEM 14- EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

a) 1.   The financial statements filed herewith are listed
in the Index to Financial Statements on page 37

   2. The financial statement schedules filed herewith are listed in the Index to Financial Statements on page
32.  The financial statement schedules are on pages
33-36.

   3. The following exhibits are filed herewith as required by Item 601 of Regulation S-K:

        (3) (a) Articles of incorporation, as amended to date.

            (b) Bylaws, as amended on December 4, 1990, were filed as Exhibit 3(b) to Westmoreland's
Annual Report on Form 10-K for 1990 (SEC
File No. 0-752), which Exhibit 3(b) is
incorporated herein by reference thereto.

        (4) Instruments defining the rights of security holders

            (a) A Loan Agreement dated August 10, 1977 between Westmoreland and six insurance companies was filed as Exhibit 2(b) to Westmoreland's Annual Report on Form 10-K for 1977 (SEC File #0-752). That Loan
Agreement is incorporated herein by
reference thereto.

            (b)  A Revolving Credit Loan Agreement dated
September 25, 1990 between Westmoreland and four banks - Reference is hereby made to
Exhibit 4(b) to Westmoreland's Annual
Report on Form 10-K for 1990 (SEC File #0-
752), which Exhibit 4(b) is incorporated herein by reference thereto.

            (c)  Certificate of Designation of Series A
Convertible Exchangeable Preferred Stock of the Company defining the rights of holders of such stock, filed July 8, 1992 as an amendment to the Company's Certificate of Incorporation, and filed as Exhibit 3(a) to Westmoreland's Form 10-K for 1992.

            (d)  Form of Indenture between Westmoreland and
Fidelity Bank, National Association, as
Trustee relating to the Exchange
Debentures.  Reference is hereby made to
Exhibit 4.1 to Form S-2 Registration 33-
47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

            (e)  Form of Exchange Debenture Reference is
hereby made to Exhibit 4.2 to Form S-2
Registration 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which
Exhibit is incorporated herein by
reference.

            (f)  Form of Deposit Agreement among
Westmoreland, First Chicago Trust Company of New York, as Depositary and the holders from time to time of the Depositary
Receipts.  Reference is hereby made to
Exhibit 4.3 to Form S-2 Registration 33-
47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

            (g) Form of Certificate of Designation for the Series A Convertible Exchangeable Preferred
Stock.  Reference is hereby made to Exhibit
4.4 to Form S-2 Registration 33-47872 filed
May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

            (h)  Specimen certificate representing the
common stock of Westmoreland, filed as
Exhibit 4(c) to Westmoreland's Registration
Statement on Form S-2, Registration No. 33-
1950, filed December 4, 1985, is hereby
incorporated by reference.

            (i)  Specimen certificate representing the
Preferred Stock. Reference is hereby made to Exhibit 4.6 to Form S-2 Registration 33-
47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

            (j) Form of Depositary Receipt. Reference is hereby made to Exhibit 4.7 to Form S-2
Registration 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which
Exhibit is incorporated herein by
reference.

            (k)  In accordance with paragraph (b)(4)(iii) of
Item 601 of Regulation S-K, Westmoreland hereby agrees to furnish to the Commission, upon request, copies of all other long-term debt instruments.

 (10)  Material Contracts


           (a) On January 5, 1982, the Board of Directors of Westmoreland adopted a Management by Objectives Plan (MBO Plan) for senior management. A description of this MBO Plan is set forth on page 9 of Westmoreland's definitive proxy statement dated March 31, 1982, which description is incorporated herein by reference thereto.

            (b)  Westmoreland Coal Company 1982 Incentive
Stock Option and Stock Appreciation Rights
Plan--Reference is hereby made to Exhibit
10(b) to Westmoreland's Annual Report on
Form 10-K for 1981 (SEC File #0-752), which
Exhibit 10(b) is incorporated herein by
reference thereto.

            (c)  Westmoreland Coal Company 1985 Incentive
Stock Option and Stock Appreciation Rights
Plan--Reference is hereby made to Exhibits
10(d) to Westmoreland's Annual Report on
Form 10-K for 1984 (SEC File #0-752), which
Exhibit 10(d) is incorporated herein by
reference thereto.

            (d)  Agreement dated July 1, 1984 between
Georgia Power Company and Westmoreland.
Reference is hereby made to pages 33 - 79, inclusive, of Westmoreland's Annual Report on Form 10-K for 1985 (SEC File #0-752), which pages 33 - 79, inclusive, is incorporated herein by reference thereto.

            (e)  Letter agreement dated June 11, 1987
relating to the coal supply agreement
between Georgia Power Company and
Westmoreland Coal Company.  See (10)(d)
above.

            (f)  Agreement dated January 1, 1986 between
Mill-Power Supply Company, agent for Duke
Power Company, and Westmoreland Coal Sales
Company, agent for Westmoreland, which is incorporated herein by reference thereto.
Reference is hereby made to pages 80 - 103, inclusive, of Westmoreland's Annual Report on Form 10-K for 1985 (SEC File #0-752), which pages are incorporated herein by reference thereto.

            (g) In 1990, the Board of Directors established an Executive Severance Policy for certain executive officers, which provides a severance award in the event of termination of employment. Reference is hereby made to
Exhibit 10(h) to Westmoreland's Annual
Report on Form 10-K for 1990 (SEC File #0-
752), which Exhibit 10(h) is incorporated herein by reference thereto.

            (h)  Westmoreland Coal Company 1991 Non-
Qualified Stock Option Plan for Non-
Employee Directors - Reference is hereby made to Exhibit 10(i) to Westmoreland's
Annual Report on Form 10-K for 1990 (SEC
File #0-752), which Exhibit 10(i) is
incorporated herein by reference thereto.

            (i)  Agreement dated April 1, 1986 between
Finsider Mining Company, Ltd. and
Westmoreland Coal Sales Company, relating to a contract for the purchase and sale of coking coal, and Assignment dated March 1, 1990 from Finsider to ILVA, S.p.A.-
Reference is hereby made to Exhibit 10(j) to Westmoreland's Annual Report on Form 10-
K for 1990 (SEC File #0-752), which Exhibit
10(j) is incorporated herein by reference thereto.

           (j)   Effective January 1, 1992, the Board of
Directors established a Supplemental
Executive Retirement Plan ("SERP") for
certain executive officers and other key individuals, to supplement Westmoreland's
Retirement Plan by not being limited to
certain Internal Revenue Code limitations.
A description of this SERP is set forth on page 11 of Westmoreland's definitive proxy statement dated June 9, 1992, which description is incorporated herein by reference thereto.

           (k)   Amended Coal Mining Agreement between
Westmoreland Resources, Inc. and Crow Tribe of Indians, dated November 26, 1974, as further amended in 1982, filed as Exhibit
(10)(a) to Westmoreland's Quarterly Report on Form 10-Q for the quarter ended March
31, 1992, is incorporated by reference
thereto.

           (l) Amendment and Restatement of Virginia Lease between Penn Virginia Resources Corporation and Westmoreland, effective as of July 1, 1988, as further amended May 6, 1992, filed as Exhibit 10(b) to Westmoreland's
Quarterly Report on Form 10-Q for the
quarter ended March 31, 1992, is
incorporated by reference thereto.

          (m) Amendment and Restatement of Hampton Lease between Penn Virginia Resources Corporation and Westmoreland, effective as of July 1, 1988, as further amended May 6, 1992, filed as Exhibit 10(c) to Westmoreland's
Quarterly Report on Form 10-Q for the
quarter ended March 31, 1992, is
incorporated by reference thereto.

          (n) Acquisition Agreement, dated May 6, 1992 by and among Westmoreland, Penn Virginia
Corporation and Penn Virginia Equities
Corporation, including as Exhibit A
thereto, a form of agreement to be executed by the parties on the Closing Date described therein, filed as Exhibit 10(d) to Westmoreland's Quarterly Report on Form
10-Q for the quarter ended March 31, 1992, is incorporated by reference thereto.

            (o)  Agreement dated July 9, 1992 by and among
Westmoreland, Penn Virginia Corporation and
Penn Virginia Equities Corporation, with respect to (i) registration rights granted to Penn Virginia, (ii) the number of directors which Penn Virginia for a period of two years may designate to be elected to Westmoreland's Board of Directors and (iii) other conditions, as set forth therein, which is discussed in Item 13 of Westmoreland's Form 10-K for 1992.

           (p)   Agreement dated October 9, 1992 by and
among Westmoreland, Penn Virginia
Corporation and Penn Virginia Equities
Corporation amending and modifying prior agreements by and among the parties as set forth therein, which is discussed in Item
13 of Westmoreland's Form 10-K for 1992.

                 Exhibits 10(a), (b), (c), (g), (h) and (j)
represent management contracts or
compensatory plan arrangements required to be filed as exhibits, pursuant to Item
14(c) of this report.

        (13) Annual Report to Security Holders.  The
Westmoreland Coal Company 1993 Annual Report to
Shareholders, has not yet been distributed to shareholders.

        (21) Subsidiaries of the Registrant

        (23) Consent of Independent Certified Public
Accountants

b)  Reports on Form 8-K.



       (1)  On November 1, 1993 Westmoreland Coal Company filed a
Report on Form 8-K. This report contained discussion related to the intended sale of its subsidiary, Westmoreland Energy, Inc. and its press release dated
November 1, 1993 as an exhibit.

       (2)  On December 2, 1993 Westmoreland Coal Company filed a
Report on Form 8-K. This report contained discussion related to the termination of its proposed sale of Westmoreland Energy, Inc. to California Energy
Company, Inc. and its press release dated December 1, 1993 as an exhibit.



                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WESTMORELAND COAL COMPANY

  April 15, 1994	By /s/ Francis J. Boyle
                                            Francis J. Boyle
                                            Senior Vice President,
                                            Chief Financial
                                            Officer & Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                        Title                   Date

Principal Executive Officer:

                             President,
                             Chief Executive Officer
/s/ Christopher K. Seglem     and Director             April 15, 1994
Christopher K. Seglem


Directors:

/s/ Pemberton Hutchinson     Chairman of the Board     April 15, 1994
Pemberton Hutchinson

/s/ E. B. Leisenring, Jr.         Director             April 15, 1994
E. B. Leisenring, Jr.

/s/ William R. Klaus              Director             April 15, 1994
William R. Klaus

/s/ A. Linwood Holton, Jr.	     Director        	April 15, 1994
A. Linwood Holton, Jr.

/s/ Brenton S. Halsey		     Director        	April 15, 1994
Brenton S. Halsey

/s/ Edwin E. Tuttle 		     Director        	April 15, 1994
Edwin E. Tuttle

/s/ Lennox K. Black 		     Director        	April 15, 1994
Lennox K. Black

Principal Accounting Officer:

/s/ Thomas C. Sharpe      	    Acting Controller 	April 15, 1994
Thomas C. Sharpe





Independent Auditors' Report



The Board of Directors and Shareholders
Westmoreland Coal Company:


We have audited the consolidated financial statements of Westmoreland Coal Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westmoreland Coal Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1993 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, in 1993.


The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that Westmoreland Coal Company will continue as a going concern.
As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, is in violation of various covenants in its credit arrangements and other obligations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note
1. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

KPMG Peat Marwick

April 15,  1994
Philadelphia, PA











                                    WESTMORELAND COAL COMPANY AND
SUBSIDIARIES

                    Index to Financial Statements




The consolidated balance sheets of the Company and subsidiaries as of December 31, 1993 and December 31, 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993 together with the related notes and the summary of significant accounting policies are contained on pages 56-108.

The following schedules should be read in conjunction with the consolidated financial statements of the Company contained on pages 33-36. Schedules not included have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or related notes.



                                                 Year ended or
                                                at December 31
Schedules submitted:

   V -    Property, plant and equipment        1993,  1992, 1991

  VI -   Accumulated depreciation and
         depletion of property, plant and      1993,  1992, 1991
         equipment

 VIII -  Valuation and qualifying accounts     1993,  1992, 1991

   X -   Supplementary income statement
         information	 1993,  1992, 1991




Schedule V

                               WESTMORELAND COAL COMPANY AND
SUBSIDIARIES

                                   Property, Plant and Equipment
                             Years ended December 31, 1993, 1992 and
1991
                                           (in thousands)

                                   Balance at             Retirements
Balance
                                    beginning   Additions     or
Reclassifications    at end
                                    of year     at cost     sales
Transfers      of year
  Year ended December 31, 1993:
  Land and mineral rights             $ 58,629        -      25,791
- -             32,838
  Plant and equipment                  347,686     8,134     25,473
732           331,079
  Furniture and fixtures                 1,411        58        406
(71)              992
  Automobiles and trucks                 8,295       106        741
(892)            6,768

                                      $416,021     8,298     52,411 (A)
(231) (B)      371,677

  Year ended December 31, 1992:
  Land and mineral rights             $ 58,630        -           1
- -            58,629
  Plant and equipment                  318,142    32,831      3,287
- -           347,686
  Furniture and fixtures                 1,388        28          5
- -             1,411
  Automobiles and trucks                 7,988       870        563
- -             8,295

                                      $386,148    33,729      3,856
- -           416,021

  Year ended December 31, 1991:
  Land and mineral rights            $ 58,554        78          2
- -            58,630
  Plant and equipment                 315,497    14,115     11,470
- -           318,142
  Furniture and fixtures                1,352        42          6
- -             1,388
  Automobiles and trucks                6,551     1,531         94
- -             7,988

                                      $381,954    15,766     11,572
- -           386,148

  (A)  $40,865 of this amount relates to write-downs of assets.  See
Note 2 to the Consolidated
       Financial Statements.

  (B) Removes balances related to WEI which is presented as a discontinued operation.


Schedule VI

                               WESTMORELAND COAL COMPANY AND
SUBSIDIARIES

                                Accumulated Depreciation and Depletion
of
                                        Property, Plant and Equipment
                               Years ended December 31, 1993, 1992 and
1991
                                              (in thousands)

                                  Balance at   Additions   Retirements
Balance
                                  beginning   charged to    sales and
Reclassifications  at end
                                   of year     earnings    adjustments
Transfers      of year
  Year ended December 31, 1993:
  Depletion of mineral rights     $   6,272      1,204          25
(47)          7,404
  Plant and equipment               198,914     18,942       7,205
284         210,935
  Furniture and fixtures              1,195         35         374
(8)            848
  Automobiles and trucks              5,589      1,259         495
(313)          6,040
                                  $ 211,970     21,440       8,099
(84) (A)    225,227

  Year ended December 31, 1992:
  Depletion of mineral rights     $   5,113     1,158           (1)
- -             6,272
  Plant and equipment               181,606    20,434        3,126
- -           198,914
  Furniture and fixtures              1,157        40            2
- -             1,195
  Automobiles and trucks              5,117       938          466
- -             5,589
                                  $ 192,993    22,570        3,593
- -           211,970

  Year ended December 31, 1991:
  Depletion of mineral rights    $   3,919      1,188           (6)
- -             5,113
  Plant and equipment              170,917     21,221       10,532
- -           181,606
  Furniture and fixtures             1,112         50            5
- -             1,157
  Automobiles and trucks             4,876        670          429
- -             5,117
                                 $ 180,824     23,129       10,960
- -           192,993


(A) Removes balances related to WEI which is presented as a discontinued operation.


Schedule VIII

                                   WESTMORELAND COAL COMPANY AND
SUBSIDIARIES

                                       Valuation and Qualifying Accounts
                                 Years ended December 31, 1993, 1992 and
1991
                                               (in thousands)


                                    Balance at   Additions(deductions)
Other       Balance
                                    beginning    charged(credited)
additions      at end
                                     of year         to earnings
(deductions)   of year
  Year ended December 31, 1993:
  Allowance for doubtful accounts     $ 31,813             (257)
(3,026)      28,530
 Accrual for workers' compensation    $ 16,370           17,204
(7,117)      26,457
 Accrual for pneumoconiosis benefits  $ 19,522           (2,047)
- -         17,475
 Accrual for postretirement medical
  costs                               $   -              48,721 (A)
(11,431)      37,290

  Year ended December 31, 1992:
 Allowance for doubtful accounts      $  2,416           29,055
342       31,813
 Accrual for workers' compensation    $ 10,879           11,033
(5,542)      16,370
 Accrual for pneumoconiosis benefits  $ 21,501           (1,979)
- -         19,522

  Year ended December 31, 1991:
 Allowance for doubtful accounts      $  2,964              107
(655)       2,416
 Accrual for workers' compensation    $ 10,633            5,832
(5,586)      10,879
 Accrual for pneumoconiosis benefits  $ 22,944           (1,443)
- -         21,501


 Amounts above include current and non-current valuation accounts.


(A) See Note 10 to the Consolidated Financial Statements.

                                                      Schedule X


              WESTMORELAND COAL COMPANY AND SUBSIDIARIES

              Supplementary Income Statement Information
             Years ended December 31, 1993, 1992 and 1991




                                          Charged to expense
Item                                1993         1992       1991
                                          (in thousands)
Maintenance and repairs          $27,630      $24,661    $25,595

Taxes, other than payroll
  and income taxes:

    Federal pneumoconiosis
      excise tax                   7,487        7,171      6,584
    Sales and severance taxes      9,577        8,918      8,433
    Other                          6,111        5,508      4,766

Royalties                         13,611       13,359     11,708






All other classifications, as required by the Securities and Exchange Commission, are omitted as such individual amounts do not exceed one percent of sales.