Form 10-Q
period 1994-03-31
WESTMORELAND COAL CO
filed 1994-05-16
CIK 106455

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549


            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  March 31, 1994

                                    OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from __________ to ___________

                          Commission File Number
                                   0-752       .

                    WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

          DELAWARE                                    23-1128670
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)               Identification No.)

700 The Bellevue, 200 South Broad Street
Philadelphia, Pennsylvania                                 19102
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number,
   including area code...                         .  215-545-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                       Yes    X         No ________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 1994:  6,955,477


PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                             March 31, 1994    Dec. 31, 1993*
                              (unaudited)

                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents    $  15,486        $  24,262
  Notes and accounts receivable
    Trade                         43,037           52,403
    Notes                          2,596            2,611
    Other                          1,028            1,596
                                  46,661           56,610
    Less allowance for
      doubtful accounts            6,296            6,296
                                  40,365           50,314

  Inventories
    Coal                          16,515           10,293
    Mine supplies                  6,195            5,763
                                  22,710           16,056

   Other current assets            2,904            3,609

TOTAL CURRENT ASSETS              81,465           94,241

Property, plant and equipment
  Land and mineral rights         50,838           50,838
  Plant and equipment            320,551          320,839
                                 371,389          371,677
  Less accumulated depreciation
    and depletion                228,101          225,227
                                 143,288          146,450

Net assets held for sale          15,172           12,972
Other assets                      15,824           11,835

TOTAL ASSETS                   $ 255,749        $ 265,498

* Certain amounts have been reclassed to agree with current classifications.

See accompanying notes to condensed consolidated financial statements.


                  WESTMORELAND COAL COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                             March 31, 1994    Dec. 31, 1993
                              (unaudited)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of
    long-term debt             $  26,696      $  28,101
  Accounts payable and
    accrued expenses              55,781         59,080
  Accrual for postretirement
    medical costs                  8,815          9,185
  Dividends payable                1,222          1,222
  Taxes on income                  3,504          2,992
  Deferred income taxes              -              500

  TOTAL CURRENT LIABILITIES       96,018        101,080

Long-term debt                    14,925         15,933
Accrual for pneumoconiosis
  benefits                        17,150         17,475
Accrual for workers' compensation 21,021         20,782
Accrual for postretirement
  medical costs                   30,473         28,105
Other liabilities                 24,539         25,242
Deferred income taxes             14,929         14,373
Minority interest                 10,913         10,718
SHAREHOLDERS' EQUITY
  Preferred stock of $1.00 par value
   Authorized 5,000,000 shares;
   Issued 575,000 shares             575            575
  Common stock of $2.50 par value
   Authorized 20,000,000 shares;
   Issued 6,955,477 shares        17,389         17,389
  Other paid-in capital           94,651         94,651
  Retained earnings              (86,834)       (80,825)

  TOTAL SHAREHOLDERS' EQUITY      25,781         31,790

TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY      $ 255,749      $ 265,498



See accompanying notes to condensed consolidated financial statements.


WESTMORELAND COAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(Unaudited)

                                         Three Months Ended
                                              March 31
                                             1994       1993*

Revenues:
  Coal                                  $  97,344  $ 113,465
  Other                                       816        852
                                           98,160    114,317
Cost and expenses:
  Cost of coal sold                        90,359    102,841
  Cost of sales -Other                        908        482
  Depreciation, depletion and
    amortization                            4,229      5,752
  Selling and administrative                5,577      6,655
                                          101,073    115,730

Income (loss) from continuing
  operations                               (2,913)    (1,413)

Interest expense                            1,093      1,255
Interest income                               258         81
Other income                                  246        386
Income (loss) from continuing
   operations before income taxes
  (benefit) and minority interest          (3,502)    (2,201)

Income taxes (benefit):
    Current                                   513        757
    Deferred                                   56       (134)
                                              569        623

Minority interest                             195        264

Income (loss) from continuing
  operations                               (4,266)    (3,088)

Income (loss) from discontinued
  operation, net of taxes                    (521)       369

Net income (loss)                          (4,787)    (2,719)
Less preferred stock dividend               1,222      1,222

Net income (loss) available to
  common shareholders                   $  (6,009) $  (3,941)


Earnings (loss) per share available
  to common shareholders:
    Continuing operations                  $ (.79)    $ (.62)
    Discontinued operation                   (.07)       .05
                                           $ (.86)    $ (.57)

Dividends per common share                 $   -      $   - .

Common and common equivalent shares         6,955      6,954

See accompanying notes to condensed consolidated financial statements.

* Restated to reflect Westmoreland Energy, Inc. as a discontinued operation.



WESTMORELAND COAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




Three Months Ended March 31,              1994        1993
                                            (in thousands)

Cash flows from operating activities:
 Net loss                             $ (4,787)    $ (2,719)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
   Depreciation, depletion and
     amortization                        4,229        5,752
   Increase (decrease) in deferred
     income taxes                           56         (134)
   Decrease in accrual for
     pneumoconiosis benefits              (325)        (394)
   Minority interest in subsidiary income  195          264
   Decrease in trade receivables,
     net of allowance for
     doubtful accounts                   9,366       15,668
   Decrease in other receivables,
    net of allowance for
     doubtful accounts                     568          390
   Increase in inventories              (6,654)      (2,146)
   Decrease in accounts payable and
     accrued expenses                   (3,299)     (12,274)
   Increase in income taxes payable        512          684
   Increase in accrual for
     postretirement medical benefits     1,998        3,157
   Decrease in long-term accruals         (464)        (412)
   Other                                   661       (1,227)
 Net cash provided by operating
   activities                            2,056        6,609

Cash flows from investing activities:
 Increase in net assets held for sale   (2,200)      (1,345)
 Fixed assets additions                 (1,274)      (1,088)
 (Increase) decrease in notes and
   long-term investments                    32       (1,098)
 Proceeds from sales of assets		    	   45           34

 Net cash used in investing activities  (3,397)      (3,497)


Cash flows from financing activities:
 Repayment of long-term debt            (2,413)      (1,724)
 Cash transferred to collateralize
   surety bonds                         (3,800)         -
 Dividends paid to shareholders         (1,222)      (1,222)
 Other                                     -           (153)
 Net cash used in financing activities  (7,435)      (3,099)

Net increase (decrease) in cash
  and cash equivalents                  (8,776)          13
Cash and cash equivalents,
  beginning of period                   24,262       10,749
Cash and cash equivalents,
  end of period                       $ 15,486     $ 10,762



Supplemental disclosures of cash flow information:

Cash paid during the period for:
   Interest                           $    902     $    905
   Income taxes, net                  $      6     $     73


See accompanying notes to condensed consolidated financial statements.




1) COMMITMENTS AND CONTINGENCIES

Westmoreland Energy, Inc.

In 1993 Westmoreland Coal Company ("Westmoreland" or the "Company") offered Westmoreland Energy, Inc. ("WEI") for sale and it is being accounted for as a discontinued operation. The Company has reached an agreement in principle, announced on April 18, 1994, to sell the assets of WEI to several purchasers, all represented by LCRW Power Company, L.P. The aggregate purchase price is subject to negotiation of a definitive purchase agreement, but is expected to be in excess of $50,000,000, plus the assumption of Westmoreland's remaining equity commitments for projects under construction. The sale is subject to negotiation of a definitive purchase agreement, board and financing approvals, third party consents and regulatory approvals. Final closing of the sale is expected to take place in the third quarter of 1994.

WEI, a wholly-owned subsidiary of the Company, is engaged in the business of developing and owning interests in cogeneration and other non-regulated independent power plants. (See the Project Status Summary Table filed as an exhibit.)

WEI, through subsidiaries and 100%-owned partnerships, holds non-controlling general and limited equity interests in partnerships which were formed to build, own and operate cogeneration facilities. Generally, the lenders to these partnerships have recourse only against these projects and the income and revenues therefrom. The debt agreements contain various restrictive covenants including restrictions on paying cash distributions to the partners. WEI's equity interests in these partnerships range from 1.25 percent to 50 percent.

WEI performs project development and venture management services related to the partnerships and has recognized revenues of $90,000 and $80,000 for the three months ended March 31, 1994 and 1993, respectively. WEI had deferred development income of $3,913,000 and $1,663,000 at March 31, 1994 and 1993, respectively. Income recognition of these fees is deferred until the related project achieves commercial operation and the equity contribution is made.

WEI has capitalized certain development costs. At March 31, 1994 and 1993, total capitalized development costs were $53,000 and $115,000, respectively. In addition, WEI has capitalized certain project acquisition costs of $1,182,000 at March 31, 1994. Such costs are being amortized over the term of the power contracts of the projects. Amortization for the three months ended March 31, 1994 was not material to the financial statements.

WEI has subordinate loans receivable from project partnerships of $3,139,000 and $860,000 at March 31, 1994 and 1993, respectively. The loans receivable are classified on the Balance Sheet as part of Net assets held for sale.


Equity Support Agreements

On April 15, 1993, the Company entered into an equity support agreement with L G & E Power ("LG&E") whereby the equity commitments of the Roanoke Valley I ("RV I") and Rensselaer projects (up to $30,900,000) and a portion (up to $4,600,000) of the anticipated equity commitment of the Roanoke Valley II project are guaranteed by LG&E. As consideration for this guarantee, the Company has pledged its interest in these projects as security to LG&E. In addition, the Company is obligated to pay a fee of 1.25 percent per annum on the aggregate amount of the guarantee and a fee of $4,750,000, of which $2,375,000 was paid on May 10, 1994 and the balance will be paid in equal installments on June 30, 1994 and August 1, 1994. These fees are being amortized over the period beginning on April 15, 1993 through the required equity funding dates of the respective projects. A total of $3,270,000 has been amortized through March 31, 1994.

Commitments & Contingencies Summary

The following summarizes the Company's remaining commitments and contingencies as of May 16, 1994 related to WEI's projects (in thousands):

   Equity Funding Requirements -
                                                Maximum   Expected
     Contractual Commitments (5/16-12/31/94)   $ 30,900   $ 23,700
     Contractual Commitments (1995)               6,600      4,600
                                               $ 37,500   $ 28,300

     Guarantee Fee - (5/16-12/31/94)           $  2,375   $  2,375
















Westmoreland Terminal Company

Westmoreland Terminal Company ("WTC"), a wholly-owned subsidiary of the Company, has a 20% interest in Dominion Terminal Associates ("DTA"), a consortium formed for the construction and operation of a coal-storage and vessel-loading facility in Newport News, Virginia. DTA's annual throughput capacity is 20 million tons, and its ground storage capacity is 1.7 million tons.

The facility began operations in March 1984. Current financing is provided through $132,800,000 of refunding 30-year, non-amortizing, tax-exempt bonds. Rates of interest on the bonds are set periodically and the bonds provide that the bondholder has a put option at each rate setting date, which can range from one day to 180 days. The refunding bonds are supported by letters of credit, expiring in July 1994, which would be utilized in the event that any bonds were tendered for payment. The Company is the ultimate obligor for any drawdowns under the letter of credit. As a result, WTC's portion of this issue ($26,560,000) is effectively guaranteed by the Company. Under the terms of the Parent Company Guaranty Agreement ("DTA Guaranty"), as amended, the Company is required to meet various financial covenant tests. The Company is in violation of the minimum net working capital and tangible net worth tests contained in the DTA Guaranty.

Please refer to Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity  for further details.

In addition, the partners have a Throughput and Handling Agreement whereby WTC is committed to fund its proportionate share of DTA operating expenses. WTC's total cash funding obligations were $707,000 during the first three months of 1994 and $894,000 during the first three months of 1993.

Adventure Resources, Inc.

Westmoreland Coal Sales Company a wholly owned subsidiary of the Company has been acting as the exclusive sales agent for Adventure Resources, Inc. ("Adventure"), whose other affiliated companies include M.A.E. Services Inc. and Maben Energy Corporation. On December 2, 1992 Adventure filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of West Virginia. As of March 31, 1994 the Company has $7,397,000 in notes and $5,842,000 of long-term loans receivable from Adventure. In addition, the Company has guaranteed payment of certain defaulted obligations of Adventure totalling $8,864,000. All of these amounts are fully reserved.

As sales agent for Adventure, the Company purchases all of Adventure's clean coal production at the time it is produced thus carrying all inventory and accounts receivable related to the sale of Adventure's coal production. The Company continues to purchase coal from Adventure but expects this relationship to terminate as of June 30, 1994.

The Company has been making quarterly interest payments on behalf of Adventure on the $8,864,000 of guaranteed debt and is also contingently liable for the February 1998 scheduled repayment of the full principal balance.

Other

In addition to the contingencies discussed in this Note, the Company and its subsidiaries had various claims and suits pending at March 31, 1994, all in the ordinary course of business.


2) CAPITAL STOCK

Preferred stock dividends at a rate of 8.5% per annum have been paid quarterly for the third quarter of 1992 through the first quarter of 1994. The preferred stock was issued in July 1992. The last quarterly preferred stock dividend was declared on February 25, 1994 and was paid on April 1, 1994. As a result of its lender negotiations, Westmoreland announced on May 9, 1994 that it would suspend payment of dividends on its preferred stock. The Company plans to begin payment of preferred dividends again after the sale of the assets of WEI is completed.

Common stock dividend payments are restricted by covenants under the Company's loan agreements. Currently the Company is not able to pay common stock dividends based on these restrictive covenants.





_____________________________________________________________
The foregoing financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature.




ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION
FROM DECEMBER 31, 1993 TO MARCH 31,1994

Liquidity

The Company's principal credit facilities have an outstanding balance at March 31, 1994 of $49,885,000 and have final maturities in July 1994.
As of March 31, 1994, Westmoreland was not in compliance with certain of the financial covenants contained in the Amended Revolver maturing July 1994, the 10% Notes due July 1994, the Company's Guarantee Obligation in connection with a $26,560,000 letter of credit expiring in July 1994 related to the financing of a portion of the Dominion Terminal Associates ("DTA") coal terminal and an operating lease. Outstanding borrowings under the Amended Revolver and 10% Senior Notes total $23,325,000 at March 31, 1994.

The Company is engaged in negotiations with the institutions participating in these credit arrangements to obtain waivers of these defaults, modifications of the financial covenants and restructuring of the facilities, including the extension of the maturities thereof pending possible asset sales. As a part of its lender negotiations, Westmoreland announced on May 9, 1994 that it would suspend payment of dividends on its preferred stock in order to conserve cash resources.

The Company expects that the required waivers of its covenant defaults will be obtained from the affected creditors and that the credit facilities will be restructured in a manner that will delay the July 1994 maturities to be coordinated with the sale of WEI and other assets. Although this outcome is expected, there can be no assurance that the necessary credit facility modifications can be obtained or that a sale of assets will be accomplished or, if accomplished, will produce sufficient proceeds to discharge the Company's obligations. If the credit facility modifications cannot be obtained and if the creditors elect to accelerate the Company's debt, the Company would not have sufficient cash to meet its obligations.

In addition to the debt of $23,325,000 and the letter of credit for $26,560,000 maturing in July 1994, the Company, as of May 13, 1994, has equity commitments related to cogeneration projects under construction, currently projected to be $23,700,000 for the remainder of 1994. $8,600,000 of this amount is payable in September 1994 and $15,100,000 is payable in December 1994. The Company is also committed to pay fees totalling $4,750,000 in 1994 related to the Equity Support Agreement with LG&E which insures the payment of the Company's portion of the equity commitment obligations related to its cogeneration projects under construction. $2,375,000 of the fees were paid on May 10, 1994, $1,187,500 is payable on June 30, 1994 and $1,187,500 is payable on August 1, 1994.

Westmoreland announced on April 18, 1994 that it had reached an agreement in principle to sell the assets of WEI to several purchasers, all represented by LCRW Power Company, L.P. The aggregate purchase price is subject to negotiation of a definitive purchase agreement, but is expected to be in excess of $50,000,000, plus the assumption of Westmoreland's remaining equity commitments for projects under construction. The sale is subject to negotiation of a definitive purchase agreement, board and financing approvals, third party consents and regulatory approvals. Final closing of the sale is expected to take place in the third quarter of 1994. Management intends to use the majority of the proceeds to pay down its maturing debt and letter of credit obligations. The Company plans to begin payment of preferred dividends again after the sale of the assets of WEI is completed.

During 1993 the State of Virginia increased its bonding requirements for the Company's self-insured workers' compensation and pneumoconiosis benefit plans. As a result, the Company's surety bond underwriter required a commitment for cash collateral for its outstanding surety bonds. As of December 31, 1993, $1,000,000 was deposited in a cash collateral account. An additional $3,800,000 was deposited in the cash collateral account in the first quarter of 1994. The Company has agreed to provide up to an additional $5,200,000 in this cash collateral account upon the sale of assets.

In addition the Company has been conducting a strategic review of its coal mining and related operations which could result in the divestment of certain of them. Substantially all of the net proceeds of any asset sale will be utilized to pay down the remaining balance of the $49,885,000 of outstanding obligations referenced above and to collateralize outstanding surety bonds.

Cash provided by operating activities totalled $2,056,000 and $6,609,000 during the three months ended March 31,1994 and March 31, 1993, respectively. The reasons for the $4,553,000 decrease in cash provided by operating activities are summarized below.

- - - Unusually adverse weather conditions in the first quarter of 1994 hampered coal production and the transportation of coal shipments and contributed to the increase in net losses.

- - - The inventory buildup at the end of the first quarter of 1994 versus 1993 was related to a low level of inventory at December 31, 1993 based upon projected decreased shipments through DTA during the first quarter of 1994. The inventory at March 31, 1994 anticipated higher shipments in April 1994. The Company shipped 156,000 tons from DTA in April 1994 compared to shipments of 301,000 tons for the entire first quarter of 1994.

- - - The net reduction in trade receivables and accounts payable during the first quarter of 1994 compared to the net change in the first quarter of 1993 resulted in an improvement in cash provided by operating activities totalling $2,673,000. A reduction in tons sold for unaffiliated producers during the first quarter of 1994 compared to the first quarter of 1993 was primarily responsible for this improvement.

Cash used in investing activities was $3,397,000 and $3,497,000 in the three month period ending March 31, 1994 and 1993, respectively. The Company invested $1,274,000 and $1,088,000 in capital assets during the first quarter of 1994 and 1993, respectively. The majority of the 1994 additions was for underground equipment at the Virginia Division. Included in Increase in net assets held for sale were additional loans to cogeneration projects under construction totalling $1,086,000 during the first quarter of 1994.

Cash used in financing activities was $7,435,000 and $3,099,000 during the first three months of 1994 and 1993, respectively. $3,800,000 was used in the first quarter of 1994 to provide collateral for the surety bonds mentioned earlier. Additionally, scheduled debt payments of $2,413,000 and $1,724,000 were paid in 1994 and 1993, respectively.
Preferred dividends in the amount of $1,222,000 were paid in 1994 and 1993.

The Company's total debt to capitalization ratio (total debt, including current portion of long-term debt, divided by the sum of total debt, including current portion of long-term debt, minority interest and shareholders' equity) was 53% at March 31, 1994 and 51% at December 31, 1993.

The Company's cash and cash equivalents totalled $15,486,000 (including $3,855,000 of a 60% owned subsidiary) and $24,262,000 (including
$2,772,000 of a 60% owned subsidiary) at March 31, 1994 and December 31, 1993, respectively. None of the cash and cash equivalents was restricted as to use or disposition.

The Company's current ratio was .85 at March 31, 1994 compared to .93 at December 31, 1993.

Preferred stock dividends at a rate of 8.5% per annum have been paid quarterly for the third quarter of 1992 through the first quarter of 1994. The last quarterly preferred stock dividend was declared on February 25, 1994 and was paid on April 1, 1994. As a result of its lender negotiations, Westmoreland announced on May 9, 1994 that it would suspend payment of dividends on its preferred stock. As mentioned earlier, the Company plans to begin payment of preferred dividends again after the sale of the assets of WEI is completed.

Common stock dividend payments are restricted by covenants under the Company's loan agreements. Currently the Company is not able to pay common stock dividends based on these restrictive covenants.



RESULTS OF OPERATIONS:
QUARTER ENDED MARCH 31,1994 COMPARED
TO QUARTER ENDED MARCH 31,1993

		Three Months Ended
		     March 31,
                                                1994     1993
                                               (in thousands)

Coal Operations:
   Virginia Division                      $    (568)  $   211
   Hampton Division                             (30)     (589)
   Criterion Coal Co.                         2,344     1,687
   Westmoreland Resources, Inc.                 784     1,044
   Other Coal                                (5,086)   (3,865)
   Total Coal                                (2,556)   (1,512)

Other Operations                               (357)       99

Income (loss) from
       continuing operations              $  (2,913)  $(1,413)


Tons sold and coal production sources were as follows:
                                            Three Months Ended
                                                 March 31,
                                               1994      1993
Tons Sold:
     Inland                                   3,230     3,293
     Export                                     496       907

     Total Tons Sold                          3,726     4,200

Coal Sources:
     Virginia Division                        1,072     1,251
     Hampton Division                           306       319
     Criterion Coal Co.                         476       421
     Westmoreland Resources, Inc.               995       834

     Total Westmoreland Operations            2,849     2,825
     From unaffiliated producers                877     1,375

     Total Coal Sources                       3,726     4,200





COAL OPERATIONS

Coal operations reported a loss of $2,556,000 for the first quarter of 1994 compared to a loss of $1,512,000 for the first quarter of 1993.


VIRGINIA DIVISION - $779,000 worse

Unusually adverse weather conditions and water accumulation in the Pierrepont Mine in the first quarter of 1994 were largely responsible for a 22% reduction in production tonnage from Company mines compared to 1993. The weather severely hampered shipments as tons sold for the Virginia Division decreased 14% during the first quarter of 1994 compared to the first quarter of 1993. Some of these missed shipments will be made up later in the year.


HAMPTON DIVISION - $559,000 better

Hampton's losses decreased due to the write-down of fixed assets and the accrual of costs which were related to that portion of the Hampton operations that were shut down on April 30, 1994. The reported loss of $30,000 for the first quarter of 1994 relates to a large surface mine which continues to be operated by a contractor on the Hampton property. This portion of the Hampton operation was not included in the 1993 shut-down accruals.


CRITERION COAL COMPANY - $657,000 better

Criterion's sales tons and average revenue per ton increased in 1994 compared to 1993.


OTHER COAL - $1,221,000 worse

Other Coal operations, which include corporate expenses, idled operations in West Virginia, the coal brokering and coal exporting activities of Westmoreland Coal Sales Company and Pine Branch Mining Co. ("PBM") which is a strip mine operation on a mountaintop, lost
$5,100,000 in the first quarter of 1994 compared to a loss of $3,865,000 during the first quarter of 1993.

Unusually adverse weather conditions in the first quarter of 1994 contributed to poor production and increased costs as PBM's losses in 1994 increased $1,100,000 compared to 1993. PBM produced only 34,000 tons in 1994 compared to 54,000 tons in 1993. The majority of PBM's production is sold by the Virginia Division and is included in Virginia's tons sold.

Westmoreland Coal Sales' results in 1994 were worse than 1993 due to a decrease in export tons and lower export margins. Export sales decreased 411,000 tons(45%). This was partially offset in 1994 by $650,000 in income from the sale of a coal supply contract. The Company has been taking steps to identify, disengage from and eliminate business relationships which require investments in working capital and offer limited future return potential. Most of these relationships involve the selling of coal for unaffiliated producers and export sales.

Corporate incurred significant bank and legal expenses in 1993 related to amending its Revolving Loan Agreement. Additional improvement was also related to lower Corporate headcount levels in 1994.

The expense for idled operations in West Virginia increased in 1994 due to its obligation to make increased payments into the UMWA Benefit Trust Funds as a result of the Coal Industry Retiree Health Benefit Act of 1992.



OTHER OPERATIONS

Earnings from other operations decreased $456,000 during the first quarter of 1994 compared to the first quarter of 1993. This was primarily due to increased operating costs at Cleancoal Terminal in 1994 associated with the harsh winter, high water levels on the river and start-up costs associated with a new business of unloading coke from barges.



DISCONTINUED OPERATIONS

The Company's cogeneration business unit, WEI, was offered for sale by the Company in 1993 and is being accounted for as a discontinued operation.

The change in WEI's earnings, from income of $369,000 to a loss of $521,000 in 1994, is principally due to the amortization of the LG&E equity guarantee fees which started in April 1994. (See Note 1 for information regarding these fees.)



Inflation did not have a material impact on the Company's operations in 1994.




ACCOUNTING CHANGE

In 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). Under SFAS 112, the cost of benefits provided to former or inactive employees, after employment but before retirement, are required to be accrued. SFAS 112 requires an employer to record the cost of postemployment benefits that are probable and estimable either over the periods in which benefits accumulate or vests or when the event occurs.

The Company adopted SFAS 112 on January 1, 1994. There was no impact on earnings since the Company had previously accounted for postemployment benefits on an accrual basis.

PART II - OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)  WEI Project Status Summary.













SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             WESTMORELAND COAL COMPANY




Date:  May 16, 1994
                             Francis J. Boyle
                             Senior Vice President,
                             Chief Financial Officer
                             and Treasurer





                             Thomas C. Sharpe
                             Controller