Form 10-Q
period 1994-06-30
WESTMORELAND COAL CO
filed 1994-08-15
CIK 106455

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549


            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1994

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


                       Yes    X         No ________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 1994:  6,956,179



PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                             June 30, 1994    Dec. 31, 1993*
                              (unaudited)
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents    $  16,590        $  24,262
  Notes and accounts receivable:
    Trade                         38,058           52,403
    Notes                          2,466            2,612
    Other                            466            1,595
                                  40,990           56,610
    Less allowance for
      doubtful accounts            5,786            6,296
                                  35,204           50,314

  Inventories:
    Coal                           6,388           10,293
    Mine supplies                  6,085            5,763
                                  12,473           16,056

   Assets of Kentucky Criterion
     held for sale                40,020			   -
   Other current assets            3,197            3,609

TOTAL CURRENT ASSETS             107,484           94,241

Property, plant and equipment
  Land and mineral rights         30,460           50,838
  Plant and equipment            294,850          320,839
                                 325,310          371,677
  Less accumulated depreciation
    and depletion                223,938          225,227
                                 101,372          146,450

Net assets of discontinued
  operations (WEI)                15,634           12,972
Investment in DTA                 18,725			   -
Other assets                      16,013           11,835

TOTAL ASSETS                   $ 259,228        $ 265,498

* Certain amounts have been reclassed to conform with current classifications.
See accompanying notes to condensed consolidated financial statements.



                  WESTMORELAND COAL COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                             June 30, 1994    Dec. 31, 1993
                              (unaudited)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of
    long-term debt             $  50,340      $  28,101
  Accounts payable and
    accrued expenses              45,539         59,080
  Accrual for postretirement
    medical costs                  8,445          9,185
  Dividends payable                  -            1,222
  Taxes on income                  3,624          2,992
  Deferred income taxes              -              500

  TOTAL CURRENT LIABILITIES      107,948        101,080

Long-term debt                    14,095         15,933
Accrual for pneumoconiosis
  benefits                        16,825         17,475
Accrual for workers' compensation 22,261         20,782
Accrual for postretirement
  medical costs                   32,525         28,105
Other liabilities                 15,982         25,242
Deferred income taxes             15,196         14,373
Minority interest                 10,322         10,718
SHAREHOLDERS' EQUITY
  Preferred stock of $1.00 par value
   Authorized 5,000,000 shares;
   Issued 575,000 shares             575            575
  Common stock of $2.50 par value
   Authorized 20,000,000 shares;
   Issued 6,956,179 shares        17,390         17,389
  Other paid-in capital           94,653         94,651
  Retained earnings              (88,544)       (80,825)

  TOTAL SHAREHOLDERS' EQUITY      24,074         31,790

TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY      $ 259,228      $ 265,498



See accompanying notes to condensed consolidated financial statements.



 WESTMORELAND COAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(Unaudited)

                               Three Months Ended     Six Months Ended
                                    June 30                June 30
                                  1994       1993*      1994       1993*
Revenues:
  Coal                       $ 106,422  $ 109,344  $ 203,766  $ 222,809
  Other                            581        812      1,397      1,664
                               107,003    110,156    205,163    224,473
Cost and expenses:
   Cost of coal sold            96,847     98,684    187,206    201,791
   Cost of sales-Other             511        523      1,419      1,005
   Depreciation, depletion
    and amortization             4,293      5,254      8,522     11,006
   Selling and administrative    5,659      5,273     11,236     11,662
                               107,310    109,734    208,383    225,464

Income (loss) from
 continuing operations            (307)       422     (3,220)      (991)

Interest expense                 1,189      1,108      2,282      2,363
Interest income                    178        169        436        250
Other income                       553        172        799        558
Loss from continuing
  operations before
  income taxes (benefit)
  and minority interest           (765)      (345)    (4,267)    (2,546)

Income taxes (benefit):
    Current                         30       (166)       543        591
    Deferred                       557        667        613        533
                                   587        501      1,156      1,124

Minority interest                  109        169        304        433

Net (loss) from
  continuing operations         (1,461)    (1,015)    (5,727)    (4,103)

Net income (loss) from
  discontinued operations(WEI)    (250)     1,099       (771)     1,468

Net income (loss)               (1,711)        84     (6,498)    (2,635)

Less preferred stock dividends      -       1,222      1,222      2.444

Net loss applicable
  to common shareholders     $  (1,711) $  (1,138) $  (7,720) $  (5,079)



Earnings (loss) per share applicable
  to common shareholders:
  Continuing operations         $ (.21)    $ (.32)    $(1.00)    $ (.94)
  Discontinued operations         (.04)       .16       (.11)       .21
  Total                         $ (.25)    $ (.16)    $(1.11)    $ (.73)


Weighted average number of
  common shares outstanding      6,955      6,954      6,955      6,954


* Restated to reflect Westmoreland Energy, Inc. as a discontinued operation.




WESTMORELAND COAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




Six Months Ended June 30,                   1994          1993(a)
                                               (in thousands)

Cash flows from operating activities:
 Net loss                                $ (6,498)    $ (2,635)
 Adjustments to reconcile net
   loss to net cash provided (used) by
   operating activities:
   Depreciation, depletion and
     amortization                           7,299       11,006
   Increase (decrease) in deferred
     income taxes                             323         (261)
   Decrease in accrual for
     pneumoconiosis benefits                 (650)        (792)
   Minority interest in subsidiary income     304          433
   Decrease in trade receivables, net      13,945       15,062
   Decrease in other receivables, net       1,020          325
   Decrease (increase) in inventories       3,076       (3,425)
   Decrease in accounts payable and
     accrued expenses                      (9,978)     (14,692)
   Increase in income taxes payable           632          398
   Increase in accrual for
     postretirement medical costs           3,680        5,578
   Increase in long-term accruals              54          370
   Other                                      347       (1,518)
 Net cash provided by operating
   activities                              13,554        9,849

Cash flows used in investing activities:
 Increase in net assets of
   discontinued operations (WEI)           (2,662)      (1,959)
 Decrease in Kentucky Criterion
   assets held for sale		               993	        -
 LG&E support fee payment			       (3,563)	        -
 Fixed assets additions                    (2,415)      (1,976)
 (Increase) decrease in notes and
   long-term investments                       65         (139)
 Proceeds from sales of assets		           85          151

 Net cash used in investing activities     (7,497)      (3,923)



Cash flows used in financing activities:
 Repayment of long-term debt               (6,159)      (5,263)
 Cash transferred to collateralize
   surety bonds                            (4,430)         -
 Dividends paid to shareholders            (3,144)      (2,564)
 Other                                          4         (153)
 Net cash used in financing activities    (13,729)      (7,980)

Net decrease in cash
  and cash equivalents                     (7,672)      (2,054)
Cash and cash equivalents,
  beginning of period                      24,262       10,749
Cash and cash equivalents,
  end of period                          $ 16,590     $  8,695





(a) Restated to reflect Westmoreland Energy, Inc. as a discontinued operation.




Supplemental disclosures of cash flow information:

Cash paid during six months ended June 30,  1994           1993

   Interest                           $    2,425     $    3,022
   Income taxes, net                  $      214     $      989




Supplemental disclosure of non-cash financing activities:

The Company, in the second quarter 1994, recorded as a current obligation and a non-current asset a $26,560,000 draw under a letter of credit connected with Westmoreland Terminal Company (See Note 2 - Westmoreland Terminal Company).



See accompanying notes to condensed consolidated financial statements.





NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Notes contained herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements filed on Form 10-K for the year ended December 31, 1993. The financial information contained in this Form 10-Q is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature.


1) KENTUCKY CRITERION COAL COMPANY

On July 28, 1994 Westmoreland Coal Company ("Westmoreland" or the "Company") announced that a definitive agreement had been executed to sell the assets of its wholly-owned subsidiary, Kentucky Criterion Coal Company ("Criterion") to CONSOL of Kentucky, Inc., a member of the CONSOL coal group ("CONSOL"). The cash purchase price is $85,000,000 subject to an inventory adjustment at closing. The Company anticipates the gain on the sale, net of taxes and other transaction costs, to be approximately $40,000,000. The sale is subject to third party consents.

On August 4, 1994 Westmoreland and CONSOL made filings to the
Department of Justice and The Federal Trade Commission under the provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976. A fourth quarter 1994 closing is expected.

Criterion accounted for $30,790,000(15%) and $23,561,000(11%) of the
Company's coal revenues during the first six months of 1994 and 1993, respectively. Criterion contributed $5,800,000 and $4,187,000 to operating income during the first six months of 1994 and 1993, respectively.

The assets of Criterion have been reclassed as a separate item on the Balance Sheet as a current asset. Results of operations will continue to be shown as part of continuing operations in the Statements of Income.







2) COMMITMENTS AND CONTINGENCIES

Westmoreland Energy, Inc.

Westmoreland Energy, Inc. ("WEI"), a wholly-owned subsidiary of the Company, is engaged in the business of developing and owning interests in cogeneration and other non-regulated independent power plants.
(See the Project Status Summary Table on the following page.)

In 1993, Westmoreland offered WEI for sale and WEI was reclassified as a discontinued operation in the financial statements. On April 18, 1994, the Company announced an agreement in principle to sell the assets of WEI, with the exception of its 1.25% interest in the Ft. Drum Project, to several purchasers, all represented by LCRW Power Company, L.P. for an aggregate cash purchase price expected to be in excess of $50,000,000, plus the assumption of WEI's remaining equity commitments for cogeneration projects.

The sale is subject to the negotiation of a definitive purchase agreement, board and financing approvals, third party consents and regulatory approvals. A number of developments have impeded negotiation of the definitive purchase agreement. These include a Federal Energy Regulatory Commission ("FERC") order relating to the failure of the Southampton Project to meet operating standards for a "qualifying facility" ("QF") in 1992 and a contract dispute with Virginia Electric & Power Company ("Virginia Power") relating to the Roanoke Valley I Project ("ROVA-I Project "). See "Recent Developments Relating to Cogeneration Projects" below. Assuming a definitive purchase agreement can be achieved and other conditions met, closing of the sale would not now be expected to take place before late in the fourth quarter of 1994.

WEI, through subsidiaries and 100%-owned partnerships, holds non-controlling general and limited equity interests in partnerships which were formed to build, own and operate cogeneration and other non-regulated independent power plants. Generally, the lenders to these partnerships have recourse only against these projects and the income and revenues therefrom. The debt agreements contain various restrictive covenants including restrictions on paying cash distributions to the partners. WEI's equity interests in these partnerships range from 1.25 percent to 50 percent.

WEI performs project development and venture management services for the partnerships and has recognized related revenues of $451,000 and $207,000 for the six months ended June 30, 1994 and 1993, respectively. WEI had deferred development income of $4,000,000 at June 30, 1994 and $3,913,000 at December 31, 1993, respectively. Income recognition of these fees is deferred until the related project achieves commercial operation and the required equity contribution is made or, if the sale of WEI is completed, the balance of the income recognition will be included in the gain from the transaction.

WEI had capitalized project acquisition costs of $1,147,000 at June 30, 1994 and $1,182,000 at December 31, 1993. Such costs are being amortized over the term of the power contracts of the projects. Amortization for the six months ended June 30, 1994 was not material to the financial statements.

WEI had subordinate loans receivable from project partnerships of $3,165,000 at June 30, 1994 and $2,230,000 at December 31, 1993,
respectively.  The loans receivable are classified in the Balance
Sheet as part of net assets of discontinued operations.

Equity Support Agreement

On April 15, 1993, the Company entered into an equity support agreement (the "Equity Guarantee") with LG&E Power ("LG&E") whereby WEI's and Westmoreland's obligation to fund the aggregate equity commitments of the ROVA-I and Rensselaer Projects (up to $30,900,000) and the anticipated equity commitment of the Roanoke Valley II Project (up to $4,600,000) are guaranteed by LG&E. As consideration for this Equity Guarantee, the Company has pledged its interest in these projects as security to LG&E. In addition, the Company is obligated to pay a fee of 1.25 percent per annum on the aggregate amount of the Equity Guarantee and a fee of $4,750,000, of which $3,562,500 was paid during the second quarter of 1994 and the remaining $1,187,500 was paid on August 1, 1994. These fees are being amortized over the period beginning on April 15, 1993 through the required equity funding dates of the respective projects. A total of $4,003,000 has been amortized from April 15, 1993 through June 30, 1994.




Project Equity Commitments Summary

The following summarizes the Company's estimated remaining equity commitments as of August 15, 1994 related to WEI's cogeneration projects (in thousands):

                                                Maximum   Expected
     Contractual Commitments (1994)         	   $ 30,900   $ 23,700
     Contractual Commitments (1995)               6,600      4,600
                                               $ 37,500   $ 28,300

The Rensselaer and ROVA-I Projects achieved commercial operations in April and May 1994, respectively. An estimated $8,600,000 of equity funding by the Company through WEI is currently scheduled for the Rensselaer Project on September 12, 1994 although the Rensselaer Project's equity participants have requested that the project lenders defer the equity funding date to December 1994. If the $8,600,000 deferral is not obtained, the Company expects to fund this cogeneration project equity commitment out of available cash resources. The $15,100,000 of estimated equity funding on the ROVA-I Project is due by December 31, 1994. If the sale of WEI's assets is completed prior to the equity commitment funding dates, then the remaining equity commitments for cogeneration projects will be assumed by the buyers. If the sale of WEI has not been completed prior to the equity commitment funding dates, then the Company expects to fund the equity commitments for cogeneration projects from the proceeds of the sale of the assets of Criterion.

Recent Developments Relating to Cogeneration Projects

Southampton Project. WEI owns a 30% general partnership interest in LG&E-Westmoreland Southampton ("Southampton Partnership"), which owns the Southampton Project. The Southampton Project, which was engaged in start-up and testing operations from September 1991 through March 1992, failed to meet FERC operating standards for a QF in 1992. The failure was due to three factors: (i) the facility was not dispatched by Virginia Power on a baseload schedule as anticipated, (ii) the facility was engaged in start-up and testing operations during a portion of that year, and (iii) the facility operator mistakenly delivered non-sequential steam to the host over a significant period of time. On February 23, 1994, the Southampton Partnership filed a request with the FERC for a waiver of the FERC's QF operating standard for 1992. Virginia Power intervened in the FERC proceeding, opposed the granting of a waiver, and alleged that its power contract with the Southampton Partnership had been breached due to the failure of the facility to maintain QF status in 1992.

On July 7, 1994, the FERC issued an order (1) denying the application of the Southampton Partnership for a waiver of the FERC's QF operating standard in 1992 with respect to the Southampton Project and (2) directing the Southampton Partnership to show cause why it should not be required to file rate schedules with the FERC governing its 1992 electricity sales for resale to Virginia Power. On August 9, 1994, the Southampton Partnership filed a request for rehearing of FERC's order or, alternatively, a motion for reconsideration. If the FERC were to deny the requested waiver on rehearing and to determine that the Southampton Partnership had been a "public utility" in 1992, then the Southampton Partnership's 1992 actions could be subject to regulation under the Federal Power Act and state laws and regulations; two other cogeneration projects in which the Company holds ownership interests could also be subject to such regulation; the Company and certain of its subsidiaries could become subject to regulation in 1992 under the Public Utility Holding Company Act; and defaults might be created under certain existing agreements. No assurance can be provided as to the timing of the FERC's decision or the outcome. The Company believes the risk is remote that FERC's denial of a waiver for the Southampton facility will have a material adverse effect on the financial condition of the Company.

ROVA I Project. WEI owns a 50% general partnership interest in Westmoreland-LG&E Partners (the "ROVA I Partnership"), which owns the ROVA I Project. Virginia Power has contracted to purchase power from the ROVA I Project. In the second quarter of 1994, Virginia Power disputed the ROVA I Partnership's interpretation of the provisions of the power purchase agreement relating to "forced outage" days. The ROVA I Partnership believes that Virginia Power is required to pay the ROVA I Partnership for forced outage days, notwithstanding that the ROVA I Project is not generating power on such days. Virginia Power asserts that it is not required to do so. On August 3, 1994, Virginia Power withheld approximately $1.6 million from its first monthly payment to the ROVA I Partnership because of this dispute. If Virginia Power were to withhold payment for each forced outage day that the ROVA I Partnership believes the ROVA I Project is allowed under the power purchase agreement, the annual revenue of the ROVA I Partnership would be reduced by $6.3 million. WEI and its partner in the ROVA I Partnership, LG&E, are currently attempting to resolve this dispute through negotiations with Virginia Power. If negotiations are not successful, the ROVA I Partnership will file suit against Virginia Power to confirm its rights under the contract. The Company believes that it is likely it will recover the withheld amounts if it brings legal action against Virginia Power.


Westmoreland Terminal Company

Westmoreland Terminal Company ("WTC"), a wholly-owned subsidiary of the Company, has a 20% interest in Dominion Terminal Associates ("DTA"), a partnership formed for the construction and operation of a coal-storage and vessel-loading facility in Newport News, Virginia. DTA's annual throughput capacity is 20 million tons, and its ground storage capacity is 1.7 million tons. The Company utilizes the terminal's facilities for coal exporting and for supplying coal to domestic customers via coastal waterways. The Company also leases the ground storage space and the vessel-loading facilities to some of its customers and to unaffiliated producers.

The facility began operations in March 1984. Financing was provided through $132,800,000 of refunding 30-year, non-amortizing, tax-exempt bonds (the "DTA Bonds"). Rates of interest on the DTA Bonds are reset periodically (each 180 days or less). The holders of the DTA Bonds have a right to put for repayment the DTA Bonds on each resetting date. As a 20% owner, WTC and Westmoreland have a several obligation for interest and principal obligations ($26,560,000 principal balance) with respect to the DTA Bonds. Until June 9, 1994, these obligations were supported by a letter of credit issued by a group of banks for which Westmoreland is the ultimate obligor.

As reported previously, Westmoreland was in violation of certain covenant requirements in connection with the guarantee obligations supporting the letter of credit. As a result, on June 9, 1994 the issuing banks elected to cause a $26,560,000 draw (the "Reimbursement Obligation") under the letter of credit supporting Westmoreland's share of the DTA Bonds. The proceeds of the draw were used to purchase $26,560,000 (par value) of DTA Bonds. These repurchased DTA Bonds secure Westmoreland's Reimbursement Obligation to the letter of credit banks. The Reimbursement Obligation is currently due. It is expected that the banks will take no further action regarding this Reimbursement Obligation pending an agreement with Westmoreland for an extension of the reimbursement due date.

In addition, the DTA partners have a Throughput and Handling Agreement whereby WTC is committed to fund its proportionate share of DTA's operating expenses. WTC's total cash funding obligations were $1,438,000 during the first six months of 1994 and $1,511,000 during the first six months of 1993. The Company's negative investment in DTA, due to the recording of depreciation expense, was $7,835,000 and $7,401,000 at June 30, 1994 and December 31, 1993, respectively. As a result of the June 9, 1994 draw under the letter of credit, the Company recorded the entire $26,560,000 Reimbursement Obligation as current debt and a corresponding amount as an investment in non-current assets in the Balance Sheet of the Company. The Company's negative investment in DTA previously recorded as a non-current liability was reclassed to the non-current investment account thus reducing the investment in DTA to $18,725,000.

The Company has been taking steps to disengage from the export sales market at this time due to the export market's recent decline and the amount of working capital needed to participate in that market. The Company is currently conducting studies to further evaluate the future of the export coal market and to explore other potential uses of its share of the DTA terminal facility. The Company is also evaluating the option of selling its share of DTA. Based upon the results of these studies the Company may write-down the carrying value of its investment in DTA at a future date.

Adventure Resources, Inc.

Westmoreland Coal Sales Company, a wholly-owned subsidiary of the Company, had been acting as the exclusive sales agent for Adventure Resources, Inc. ("Adventure"), whose other affiliated companies include M.A.E. Services Inc. and Maben Energy Corporation. On December 2, 1992 Adventure and certain of its affiliates filed voluntary petitions for reorganization under Chapters 7 and 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of West Virginia. As of June 30, 1994 the Company has $7,397,000 in notes and $5,842,000 of long-term loans receivable from Adventure. In addition, the Company has guaranteed payment of certain defaulted obligations of Adventure totalling $8,864,000. All of these amounts were fully reserved in 1992, and are components of the Company's claims as a secured creditor in the bankruptcy proceedings.

As sales agent and debtor-in-possession financer for Adventure, the Company purchases clean coal production at the time it is produced and sells the production to unaffiliated customers, thus financing inventory and accounts receivable related to the sale of Adventure's coal production. The Company has notified Adventure and its customers that it intends to terminate this relationship. Adventure is negotiating with other interested parties to replace Westmoreland as Adventure's sales agent and financer.

As of June 30, 1994 the Company had outstanding inventory and trade accounts receivable related to Adventure of $2,366,000 and $6,411,000, respectively. The Company fully expects to recover these amounts as its interest in the inventory is protected by an order in the bankruptcy proceeding and the accounts receivable are owed by unrelated third parties.

The Company is seeking to recoup the pre-petition amounts owed to it in the Chapters 7 and 11 bankruptcy proceeding as a secured creditor. The Company has been making interest payments on behalf of Adventure on the $8,864,000 of guaranteed debt and is also contingently liable for the February 1998 scheduled repayment of the full principal balance.

Sales to domestic customers from Adventure's production accounted for $24,093,000(12%) and $19,137,000(9%) of Westmoreland's total coal revenues during the first six months of 1994 and 1993, respectively.


STRATEGIC REVIEW DEVELOPMENTS

The Company continues its strategic review of operations, including its Eastern coal properties, as part of its plan to improve cash flows, de-emphasize non-strategic or underperforming assets and reposition the Company so that it can achieve meaningful and sustainable profitability. This process may lead to the sale of one or more additional properties. The proceeds from the sales of assets, including Criterion and WEI, are expected to be used, to the extent possible, to provide collateral for its outstanding surety bonds (not to exceed $4,570,000), to repay all maturing debt obligations, to fund WEI equity commitments for cogeneration projects, to reinvest in new properties or businesses and for general corporate purposes.



Other

In addition to the contingencies discussed in this Note, the Company and its subsidiaries had various claims and suits pending at June 30, 1994, all in the ordinary course of business.

3) CAPITAL STOCK

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The preferred stock was issued in July 1992. The last quarterly preferred stock dividend was declared on February 25, 1994 and was paid on April 1, 1994.

As part of its lender negotiations, Westmoreland announced on May 9, 1994 that it would suspend the declaration and payment of dividends on its preferred stock in order to conserve its cash resources. The Company plans to begin the payment of preferred stock dividends again after the sale of the assets of Criterion are completed and maturing credit obligations are repaid.

Dividends on the preferred stock are cumulative. As of June 30, 1994 there was $1,222,000 of undeclared, unpaid dividends.

Presently, common stock dividend payments are not permitted under the covenants contained in the Company's principal credit facilities.

4) DEBT

Westmoreland's three principal credit facilities have an aggregate outstanding balance of $46,885,000 at June 30, 1994. These credit facilities are summarized below:

- - - a Revolving Credit Agreement with a total commitment and outstanding balance of $9,000,000 as of June 30, 1994 and a stated maturity date of July 15, 1994, since extended to August 26, 1994
(the "Revolver");

- - - 10% Senior Notes with an outstanding balance of $11,325,000 as of June 30, 1994 and a stated maturity of July 15, 1994, since extended to August 26, 1994 (the "10% Notes"); and

- - - The Reimbursement Obligation as of June 30, 1994 as a result of a $26,560,000 draw on June 9, 1994 under a letter of credit issued by a group of banks in connection with Westmoreland's interest in the DTA coal export terminal which is currently due.

Since December 31, 1993 Westmoreland has not been in compliance with certain loan covenants contained in these credit facilities and in an operating lease.

The Company has been in negotiations with the institutions participating in these credit facilities and the operating lease to obtain waivers of these defaults, modifications of the financial covenants and restructuring of the maturities. It is expected that final maturity dates on the three credit facilities summarized above will be extended until the expected fourth quarter 1994 sale of the
Criterion assets.    The Company further reduced the outstanding
balance of these credit facilities by making principal payments totalling $2,000,000 in July 1994. As part of its lender negotiations, Westmoreland announced on May 9, 1994 that it would suspend the declaration and payment of dividends on its preferred stock in order to conserve its cash resources.


On June 9, 1994 the banks, which issued the letter of credit to support Westmoreland's share of the DTA Bonds, elected to cause a $26,560,000 draw under the letter of credit. The proceeds of the draw were used to purchase $26,560,000 (par value) of DTA Bonds. These repurchased DTA Bonds secure Westmoreland's Reimbursement Obligation. The Reimbursement Obligation is currently due. It is expected that the banks will take no further action regarding this Reimbursement Obligation pending an agreement with Westmoreland for an extension of the reimbursement due date.

As of August 15, 1994, the institutions participating in the Revolver and the 10% Notes extended to August 26, 1994 the maturity dates for the repayment of these credit facilities. It is expected that the final maturities on these two credit facilities as well as the Reimbursement Obligation, will be extended until the expected fourth quarter 1994 closing of the Criterion asset sale.







ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION
FROM DECEMBER 31, 1993 TO JUNE 30,1994

Liquidity

Credit facilities

See Note 4 to the Condensed Consolidated Financial Statements.



Equity Commitments

The Company, as of August 15, 1994, has equity commitments related to cogeneration projects under construction, currently projected to be $23,700,000 for the remainder of 1994. $8,600,000 of this amount is payable in September 1994 and $15,100,000 is payable in December 1994. The Rensselaer Project's equity participants have requested that the project lenders defer the equity funding date to December 1994. If the $8,600,000 deferral is not obtained, the Company expects to fund this cogeneration project equity contribution out of available cash resources. If the sale of WEI's assets is completed prior to the equity commitment funding dates, then the remaining equity commitments will be assumed by the buyers. If the sale of WEI has not been completed prior to the equity commitment funding dates, then the Company expects to fund the commitments from the proceeds of the Criterion asset sale.

The Company paid fees totalling $4,750,000 in 1994 (of which $3,562,500 was paid during the first six months and $1,187,500 was paid in the third quarter) related to the Equity Guarantee by LG&E which guarantees the payment of the funding of the Company's portion of the equity commitment obligations related to its cogeneration projects under construction.



Sale of assets

The Company announced on July 28, 1994 that it reached a definitive agreement to sell the assets of Criterion to CONSOL. A fourth quarter 1994 closing is expected. See Note 1.

On April 18, 1994, the Company announced that it reached an agreement in principle to sell certain assets of WEI to several purchasers, all represented by LCRW Power Company, L.P. Assuming a definitive purchase agreement can be achieved and other conditions can be met, closing of the sale would not now be expected to take place before late in the fourth quarter of 1994. See Note 2 - Westmoreland Energy, Inc.

The Company continues its strategic review of operations, including its Eastern coal properties, as part of its plan to improve cash flows, de-emphasize non-strategic or underperforming assets and reposition the Company so that it can achieve meaningful and sustainable profitability. This process may lead to the sale of one or more additional properties. The proceeds from the sales of assets, including Criterion and WEI, are expected to be used, to the extent possible, to provide collateral for its outstanding surety bonds (not to exceed $4,570,000), to repay all maturing debt obligations, to fund WEI equity commitments for cogeneration projects, to reinvest in new properties or businesses and for general corporate purposes.


Surety Bonds

During 1993 the State of Virginia increased its bonding requirements for the Company's self-insured workers' compensation and pneumoconiosis benefit plans. As a result, the Company's surety bond underwriter required a commitment for cash collateral for its outstanding surety bonds. As of December 31, 1993, $1,000,000 was deposited in a cash collateral account. Additional amounts of $4,430,000 were deposited in the cash collateral account during the first six months of 1994. The Company has agreed to provide up to an additional $4,570,000 into this cash collateral account upon the sale of assets.

Other

Cash provided from operating activities totalled $13,554,000 and $9,849,000 during the six months ended June 30,1994 and June 30, 1993, respectively. The most significant source of cash in 1994 was a $12,200,000 increase in cash provided due to the Company's decision to exit from the export sales market and to discontinue relationships with certain unaffiliated producers. Export receivables were reduced by $16,500,000, export inventory was reduced by $2,700,000 and payables related to unaffiliated producers decreased by $7,000,000.

Cash used in investing activities was $7,497,000 and $3,923,000 in the six month period ending June 30, 1994 and 1993, respectively. During the first six months of 1994 the Company paid fees totalling $3,562,500 related to the Equity Guarantee by LG&E, which guarantees the funding of the Company's portion of the equity commitment obligations related to its cogeneration projects under construction. The Company invested $2,415,000 and $1,976,000 in capital assets during the first six months of 1994 and 1993, respectively. The majority of the 1994 additions were for underground equipment at the Virginia Division. Included in increase in net assets held for sale were additional loans to cogeneration projects under construction totalling $1,113,000 during the first six months of 1994.

Cash used in financing activities was $13,729,000 and $7,980,000 during the first six months of 1994 and 1993, respectively. In 1994, $4,430,000 was used to provide collateral for the surety bonds previously discussed. Debt payments of $6,159,000 and $5,263,000 were
paid in 1994 and 1993, respectively.   Preferred stock dividends in
the amount of $2,444,000 were paid in 1994 and 1993.

The Company's total debt to capitalization ratio (total debt, including current portion of long-term debt, divided by the sum of total debt, including current portion of long-term debt, minority interest and shareholders' equity) was 65% at June 30, 1994 and 51% at December 31, 1993. The increase is due to the $26,560,000 Reimbursement Obligation, which was incurred in the second quarter of 1994, related to the DTA bonds.

The Company's cash and cash equivalents totalled $16,590,000
(including $2,254,000 of a 60% owned subsidiary) and $24,262,000
(including $2,772,000 of a 60% owned subsidiary) at June 30, 1994 and December 31, 1993, respectively. None of the cash and cash equivalents was restricted as to use or disposition.

The Company's current ratio was 1.00 at June 30, 1994 compared to .93 at December 31, 1993.

Capital Stock

See Note 3.





RESULTS OF OPERATIONS:
SECOND QUARTER ENDED JUNE 30,1994 COMPARED
TO SECOND QUARTER ENDED JUNE 30,1993




		Three Months Ended
		     June 30,
                                               1994      1993
                                               (in thousands)

Coal operations:
   Virginia Division                      $   1,120   $   108
   Hampton Division                             610       153
   Criterion Coal Co.                         3,456     2,500
   Pine Branch Mining Co.	                      (501)     (294)
   Westmoreland Resources, Inc.                 507       690
   Westmoreland Coal Sales Co.                  (63)    1,125
   Net corporate expenses                    (2,574)   (2,014)
   West Virginia, idle costs                 (2,631)   (1,872)

   Total Coal                                   (76)      396

Other operations                               (231)       26


Operating income (loss)                   $    (307)   $  422


Other income                              $     553   $   172


Discontinued operations (WEI)             $    (250)  $ 1,099





Tons sold and coal production sources were as follows:


                                           Three Months Ended
                                                 June 30,
                                               1994      1993
Tons Sold:
     Inland                                   3,860     3,160
     Export                                     412       695

     Total Tons Sold                          4,272     3,855

Coal Sources:
     Virginia Division *                      1,249     1,190
     Hampton Division                           359       355
     Criterion Coal Co.                         570       436
     Westmoreland Resources, Inc.             1,089       612

     Total Westmoreland Operations            3,267     2,593
     From unaffiliated producers              1,005     1,262

     Total Coal Sources                       4,272     3,855



     * Includes tons purchased from:

         Pine Branch Mining Co.	                  63        51
         Unaffiliated producers                 207       226

         Total Virginia Division Purchases      270       277

  These coals are blended with Company produced coal to meet current sales demand and offset uneven production levels. These tons are included in Virginia Division's tonnage shown above.





COAL OPERATIONS


Virginia Division - $1,012,000 better

Virginia Division's improvement was due to improved production yields related to higher levels of utilization of the Pierrepont longwall miner in 1994 and a decrease in depreciation expense due to the write-down of certain plant and equipment in the fourth quarter of 1993.


Hampton Division - $457,000 better

Hampton's results improved due to the elimination of losses related to that portion of the Hampton operations that were shut down on April 30, 1994. Reserves for these operating losses and shutdown costs were accrued for in the fourth quarter of 1993. The reserve balances as of June 30, 1994 are deemed adequate for future needs. The operating profit during the second quarter of 1994 relates to a large surface mine which continues to be operated by a contractor on the Hampton property. This portion of the Hampton operation was not included in the 1993 shut-down accruals.


Criterion Coal Company - $956,000 better

Criterion's sales tons and average revenue per ton increased in 1994 compared to 1993. Criterion began shipping coal during the first half of 1994 against three long-term contracts with two utilities and a cogeneration facility.

Westmoreland Resources, Inc.("WRI") - $183,000 worse

The decrease in earnings is due to lower "take or pay" payments received in 1994 compared to 1993 from contracts which have since expired. Also, the price received from WRI's second largest customer was reduced as a result of a contract renewal. This deterioration was offset by earnings on higher levels of shipments in 1994.

On July 8, 1994 WRI announced a new long-term coal supply agreement with Otter Tail Power for 1.7 million tons of coal per year for 4-1/2 years starting in mid-1995 through 1999. This agreement is expected to have a positive impact on WRI's future earnings.


Westmoreland Coal Sales Co. - $1,188,000 worse

Westmoreland Coal Sales Co.'s results decreased in 1994 primarily due to a decrease in export tons and lower export margins. Export sales decreased 283,000 tons(41%). The Company has been taking steps to identify, disengage from and eliminate business relationships which require investments in working capital and offer limited future return potential. Most of these relationships involve the selling of coal for unaffiliated producers and export sales. Export sales accounted for $11,561,000(13%) and $19,920,000(18%) of the Company's
Coal revenues during the second quarter of 1994 and 1993, respectively.


Net corporate expenses - $560,000 worse

Included in 1994 is the recognition of $763,000 of penalties that will be paid in connection with the expected fourth quarter 1994 repayment of $11,325,000 of 10% Senior Notes. This was partially offset by cost reductions related to a smaller corporate staff in 1994.


West Virginia, idle costs - $759,000 worse

These expenses increased due to a $300,000 settlement of a dispute involving an idled operation and increased retiree benefit costs, particularly an increase in the Company's obligation to make increased payments into the UMWA Benefit Trust Funds as a result of the Coal Industry Retiree Health Benefit Act of 1992.


Other operations - $257,000 worse

The decrease in earnings from other operations was primarily due to a 37% decrease in tonnage and related revenues at Cleancoal Terminal.

Other income - $381,000 better

Other income increased due to a $472,000 gain on the sale of surface and mineral rights in the second quarter of 1994.


Discontinued operations - $1,349,000 worse

The Company's cogeneration business unit, WEI, was offered for sale by the Company in 1993 and WEI was reclassified as a discontinued operation in the financial statements.

The decrease in WEI's earnings is principally due to a $2,000,000 gain recorded in 1993 on the sale of a portion of the Company's interest in the Fort Lupton cogeneration project.





RESULTS OF OPERATIONS:
SIX MONTHS ENDED JUNE 30,1994 COMPARED
TO SIX MONTHS ENDED JUNE 30,1993




		Six Months Ended
		     June 30,
                                                1994     1993
                                               (in thousands)

Coal operations:
   Virginia Division                      $     552   $   319
   Hampton Division                             580      (436)
   Criterion Coal Co.                         5,800     4,187
   Pine Branch Mining Co.	                    (1,681)     (374)
   Westmoreland Resources, Inc.               1,291     1,734
   Westmoreland Coal Sales Co.                  564     2,211
   Net corporate expenses                    (4,832)   (5,005)
   West Virginia, idle costs                 (4,906)   (3,752)

   Total Coal                                (2,632)   (1,116)

Other operations                               (588)      125


Operating loss                            $  (3,220)  $  (991)


Discontinued operations (WEI)             $    (771)  $ 1,468




Tons sold and coal production sources were as follows:




                                            Six Months Ended
                                                 June 30,
                                               1994      1993
Tons Sold:
     Inland                                   7,090     6,453
     Export                                     908     1,602

     Total Tons Sold                          7,998     8,055

Coal Sources:
     Virginia Division *                      2,321     2,441
     Hampton Division                           665       674
     Criterion Coal Co.                       1,046       857
     Westmoreland Resources, Inc.             2,084     1,446

     Total Westmoreland Operations            6,116     5,418
     From unaffiliated producers              1,882     2,637

     Total Coal Sources                       7,998     8,055




     * Includes tons purchased from:

         Pine Branch Mining Co.	                  98       103
         Unaffiliated producers                 359       384

         Total Virginia Division Purchases      457       487

  These coals are blended with Company produced coal to meet current sales demand and offset uneven production levels. These tons are included in Virginia Division's tonnage shown above.









COAL OPERATIONS


Virginia Division - $233,000 better

Virginia Division was negatively impacted by lower production levels and shipments in the first quarter of 1994 caused by adverse weather conditions and water accumulation problems in the Pierrepont Mine offset by lower depreciation levels for the first six months of 1994 and improved productivity levels in the second quarter of 1994.


Hampton Division - $1,016,000 better

Hampton's results improved due to the elimination of losses related to that portion of the Hampton operations that were shut down on April 30, 1994. Reserves for these operating losses and shutdown costs were accrued for in the fourth quarter of 1993. The operating profit during the first six months of 1994 relates to a large surface mine which continues to be operated by a contractor on the Hampton property. This portion of the Hampton operation was not included in the 1993 shut-down accruals.


Criterion Coal Company - $1,613,000 better

Criterion's sales tons and average revenue per ton increased in 1994 compared to 1993. Criterion began shipping coal during the first half of 1994 under three long-term contracts with two utilities and a cogeneration facility.

Pine Branch Mining Co. - $1,307,000 worse

Unusually adverse weather conditions in the first quarter of 1994 contributed to poor production and increased costs as Pine Branch
Mining's losses in the first quarter of 1994 increased $1,100,000 compared to the first quarter of 1993.


Westmoreland Resources, Inc. ("WRI") - $443,000 worse

The decrease in earnings is due to lower "take or pay" payments received in 1994 compared to 1993 from contracts which have since expired. Also, the price received from WRI's second largest customer was reduced as a result of a contract renewal. This deterioration was offset by earnings on higher levels of shipments in 1994.


Westmoreland Coal Sales Co. - $1,647,000 worse

Westmoreland Coal Sales' results in 1994 were worse than 1993 primarily due to a decrease in export tons and lower export margins. Export sales decreased 694,000 tons(43%). This was partially offset in 1994 by $650,000 in income from the sale of a coal supply contract. Export sales accounted for $26,805,000(13%) and $46,008,000(21%) of the Company's Coal revenues during the first six months of 1994 and 1993, respectively.


Net corporate expenses - $173,000 better

Included in 1994 is the recognition of $763,000 of penalties that will be paid in connection with the expected fourth quarter 1994 repayment of $11,325,000 of 10% Senior Notes. In 1993, $805,000 of bank and legal expenses related to debt restructuring were incurred. Other expenses were $131,000 lower in 1994 than 1993.


West Virginia, idle costs - $1,154,000 worse

These expenses increased due to a $300,000 settlement of a dispute involving an idled operation and increased retiree benefit costs, particularly an increase in the Company's obligation to make increased payments into the UMWA Benefit Trust Funds as a result of the Coal Industry Retiree Health Benefit Act of 1992.



Other operations - $713,000 worse

The decrease in earnings from other operations was primarily due to a 37% decrease in tonnage and related revenues at Cleancoal Terminal.


Discontinued operations - $2,239,000 worse

The Company's cogeneration business unit, WEI, was offered for sale by the Company in 1993 and WEI was reclassified as a discontinued operation in the financial statements.

The decrease in WEI's earnings is principally due to a $2,000,000 gain recorded in 1993 on the sale of a portion of the Company's interest in the Fort Lupton cogeneration project. The change is also due to the amortization of the LG&E equity guarantee fees which started in April 1993. The total amount amortized during the first six months of 1994 was $1,544,000 compared to $694,000 in the first six months of 1993.







Inflation did not have a material impact on the Company's operations in 1994.



PART II - OTHER INFORMATION

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Westmoreland was held on June 6, 1994. Proxies for the meeting were solicited pursuant to Section 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

The only proposal voted upon at the meeting was for the election of Directors. Therefore, the issue of broker non-votes did not apply.

The tabulation of the votes cast with respect to each of the nominees for election as a Director, in aggregate constituting the full Board of Directors, is set forth as follows:


           NAME                  VOTES FOR           VOTES WITHHELD

    Pemberton Hutchinson         7,503,800              189,770
    Lennox K. Black              7,514,466              179,104
    Brenton S. Halsey            7,506,638              186,932
    William R. Klaus             7,505,938              187,632
    E. B. Leisenring, Jr.        7,511,969              181,601
    Christopher K. Seglem        7,516,371              177,199
    Edwin E. Tuttle              7,503,983              189,587


No nominee for election as a Director received less than 81.1% of the 9,255,477 shares of the Company's securities entitled to vote at the meeting, and no nominee received less than 97.5% of the votes cast at the meeting.








PART II - OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K



a)  WEI Project Status Summary.


b) On April 21, 1994, the Company filed a report on Form 8-K reporting the qualified opinion given by its independent auditors, KPMG Peat Marwick on the Company's 1993 financial statements.

    On April 21, 1994, the Company filed a report on Form 8-K, announcing that it had reached an agreement in principle to sell the assets of its cogeneration operations to several purchasers.

    On May 12, 1994, the Company filed a report on Form 8-K, announcing that it had temporarily suspended the declaration and payment of dividends on its preferred stock.














SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             WESTMORELAND COAL COMPANY




Date:  August 15, 1994
                             Francis J. Boyle
                             Senior Vice President,
                             Chief Financial Officer
                             and Treasurer





                             Thomas C. Sharpe
                             Controller