Form 10-Q
period 1994-09-30
WESTMORELAND COAL CO
filed 1994-11-14
CIK 106455

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549


            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  September 30, 1994

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


                       Yes    X         No ________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 1994:  6,956,179



PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                               Sept. 30, 1994       Dec. 31, 1993*
                                 (unaudited)
                                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents         $  16,341         $   24,262
  Notes and accounts receivable:
    Trade                              29,612             52,403
    Notes                               5,654              2,612
    Other                               1,103              1,595
                                       36,369             56,610
    Less allowance for
      doubtful accounts                 5,786              6,296
                                       30,583             50,314
  Inventories:
    Coal                                3,024             10,293
    Mine supplies                       5,826              5,763
                                        8,850             16,056

   Assets of Kentucky Criterion
     held for sale                     39,330                -
   Other current assets                 2,034              3,609

TOTAL CURRENT ASSETS                   97,138             94,241

Property, plant and equipment
  Land and mineral rights              30,324             50,838
  Plant and equipment                 293,437            320,839
                                      323,761            371,677
  Less accumulated depreciation
    and depletion                     223,695            225,227
                                      100,066            146,450

Net assets of discontinued
  operations (WEI)                        -               12,972
Investment in cogeneration             20,234                -
Investment in DTA                      19,967                -
Other assets                           16,171             11,835

TOTAL ASSETS                        $ 253,576          $ 265,498

* Certain amounts have been reclassified to conform with current classifications.
See accompanying notes to condensed consolidated financial statements.



                  WESTMORELAND COAL COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                Sept. 30, 1994   Dec. 31, 1993
                                 (unaudited)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of
    long-term debt                   $  47,886      $  28,101
  Accounts payable and
    accrued expenses                    38,603         59,080
  Accrual for postretirement
    medical costs                        8,075          9,185
  Dividends payable                        -            1,222
  Taxes on income                        3,457          2,992
  Deferred income taxes                    -              500

  TOTAL CURRENT LIABILITIES             98,021        101,080

Long-term debt                          13,239         15,933
Accrual for pneumoconiosis
  benefits                              16,500         17,475
Accrual for workers' compensation       22,696         20,782
Accrual for postretirement
  medical costs                         34,414         28,105
Other liabilities                       19,604         25,242
Deferred income taxes                   15,196         14,373
Minority interest                       10,536         10,718
SHAREHOLDERS' EQUITY
  Preferred stock of $1.00 par value
   Authorized 5,000,000 shares;
   Issued 575,000 shares                   575            575
  Common stock of $2.50 par value
   Authorized 20,000,000 shares;
   Issued 6,956,179 shares              17,390         17,389
  Other paid-in capital                 94,653         94,651
  Accumulated deficit                  (89,248)       (80,825)

  TOTAL SHAREHOLDERS' EQUITY            23,370         31,790

TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY            $ 253,576      $ 265,498



See accompanying notes to condensed consolidated financial statements.



 WESTMORELAND COAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(Unaudited)

                                 Three Months Ended   Nine Months Ended
                                  September 30          September 30
                                  1994       1993*      1994       1993*
Revenues:
  Coal                       $  91,678  $ 114,593  $ 295,444  $ 337,402
  Cogeneration                   4,603      1,247      7,437      2,650
  Other                            471      1,435      1,868      3,099
                                96,752    117,275    304,749    343,151
Cost and expenses:
   Cost of coal sold            83,172    103,425    270,378    305,216
   Cost of sales - Cogeneration    580        540      1,893      1,392
   Cost of sales-Other             408        897      1,827      1,902
   Depreciation, depletion
    and amortization             4,141      5,479     12,695     16,505
   Selling and administrative    7,536      8,850     21,103     21,593
                                95,837    119,191    307,896    346,608

Gain on sale of assets             -         -          -         2,000

Income (loss)
       from operations             915     (1,916)    (3,147)    (1,457)

Interest expense                 1,595      1,097      3,877      3,466
Interest income                    280        158        793        434
Other income                       176        474        977      1,032
Loss from
  operations before
  income taxes (benefit)
  and minority interest           (224)    (2,381)    (5,254)    (3,457)

Income taxes (benefit):
    Current                        266        164      1,106      1,552
    Deferred                        -        (134)       324       (396)
                                   266         30      1,430      1,156

Minority interest                  214        304        518        737


Net income (loss)                 (704)    (2,715)    (7,202)    (5,350)

Less preferred stock dividends      -       1,222      1,222      3,666

Net loss applicable
  to common shareholders     $    (704) $  (3,937) $  (8,424) $  (9,016)



Earnings (loss) per share applicable
  to common shareholders:

  Total                         $ (.10)    $ (.57)    $(1.21)   $ (1.30)


Weighted average number of
  common shares outstanding      6,955      6,954      6,955      6,954


* Restated to include Westmoreland Energy, Inc. as part of continuing operations




WESTMORELAND COAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




Nine Months Ended September 30,             1994          1993(*)
                                                (in thousands)

Cash flows from operating activities:
 Net loss                                $ (7,202)    $ (5,350)
 Adjustments to reconcile net
   loss to net cash provided (used) by
   operating activities:
   Equity earnings from cogeneration
    projects                               (6,815)      (2,352)
   Cash received from cogeneration
    projects                                1,104          -
   Depreciation, depletion and
     amortization                          10,900       16,505
   Increase (decrease) in deferred
     income taxes                             323         (396)
   Decrease in accrual for
     pneumoconiosis benefits                 (975)      (1,215)
   Minority interest in subsidiary income     518          737
   Decrease in trade receivables, net      22,391       12,562
   Decrease in other receivables, net         390          911
   Decrease in inventories                  6,699          411
   Decrease in accounts payable and
     accrued expenses                     (16,851)      (2,740)
   Increase in income taxes payable           363          348
   Increase in accrual for
     postretirement medical costs           5,192        8,075
   Increase in long-term accruals             110        2,069
   Other                                    1,365      (11,221)
 Net cash provided by operating
   activities                              17,512       18,344

Cash flows used in investing activities:
 Decrease in Kentucky Criterion
   assets held for sale                     1,682           -
 LG&E support fee payment                  (4,750)          -
 Fixed assets additions                    (4,551)      (6,439)
 Increase in notes and
   long-term investments                     (870)          (3)
 Proceeds from sales of assets		           98        2,231

 Net cash used in investing activities     (8,391)      (4,211)



Cash flows used in financing activities:
 Repayment of long-term debt, net          (9,472)      (6,244)
 Cash transferred to collateralize
   surety bonds                            (4,430)          -
 Dividends paid to shareholders            (3,144)      (3,826)
 Other                                          4         (153)
 Net cash used in financing activities    (17,042)     (10,223)

Net increase (decrease) in cash
  and cash equivalents                     (7,921)       3,910
Cash and cash equivalents,
  beginning of period                      24,262       10,749
Cash and cash equivalents,
  end of period                          $ 16,341     $ 14,659





(*) Restated to include Westmoreland Energy, Inc. as part of continuing operations.




Supplemental disclosures of cash flow information:

Cash paid during nine months ended September 30,     1994       1993

   Interest                                   $     3,978   $  3,406
   Income taxes, net                          $       741   $  1,241




Supplemental disclosure of non-cash financing activities:

The Company, in the second quarter 1994, recorded as a current obligation and a non-current asset a $26,560,000 draw under a letter of credit connected with Westmoreland Terminal Company (See Note 4 - Westmoreland Terminal Company).



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

1) PLAN OF REORGANIZATION

On July 28, 1994 Westmoreland Coal Company ("Westmoreland" or the "Company") announced that a definitive agreement had been executed to sell the assets of its wholly-owned subsidiary, Kentucky Criterion Coal Company ("Criterion") to CONSOL of Kentucky, Inc., a member of the CONSOL coal group ("CONSOL"). This agreement expires December 30, 1994; however CONSOL has the right to extend the agreement to a date not later than March 30, 1995. The sale is subject to numerous third party consents, all of which have been obtained or the parties have indicated their willingness to give their consent except those related to one party.

Westmoreland announced on November 8, 1994 that it had not been able to obtain the consent of TECO Coal Corporation ("TECO"), an affiliate of TECO Energy, Inc., on any reasonable terms for the assignment of two coal supply subcontracts to CONSOL. The subcontracts are part of an arrangement in which Criterion supplies 79.5% and TECO supplies 20.5% of the coal to two cogeneration projects.

The proceeds from the sale were necessary for the Company to satisfy $39,250,000 of long term debt obligations which became due on November 8, 1994.

In order to satisfy its long term debt obligations, Westmoreland and several of its subsidiaries filed a form of reorganization proceeding(the "Plan of Reorganization"), a so called "prepackaged" filing, under Chapter 11 of the Federal Bankruptcy Code (the "Code") in Delaware. The subsidiaries involved in the filing are Westmoreland Coal Sales Company, Criterion Coal Company, Kentucky Criterion Coal Company and Deane Processing Company. The Code provides for the assignment of the sub-contracts without the consent of TECO. The Company believes its right to assign these coal subcontracts and complete the sale of Kentucky Criterion's assets without TECO's consent in these circumstances is provided for in the Federal Bankruptcy Code. The Company expects this form of filing to result in an expeditious closing of the sale of the assets of Criterion to CONSOL.

The Plan of Reorganization is premised on the necessity of consummating the sale of the Criterion assets in order to realize sufficient funds to satisfy $39,250,000 of the Company's long-term debt obligations which matured on November 8, 1994 and to satisfy $23,200,000 of equity funding commitments of Westmoreland Energy, Inc.("WEI") which are due December 30, 1994. See Notes 3 and 4 for further details.

Because the purpose of the Plan of Reorganization is to satisfy or leave unaffected all of Westmoreland's debt obligations and stockholders interests, Westmoreland expects that all relevant constituencies will support it.

The Company obtained a court order on November 8, 1994 authorizing the payment of prepetition claims to creditors who agree to conduct business on normal terms. This ensures that all vendors providing services and goods to the Company will be paid on a current basis.

The Company expects to resume payment of the preferred dividend after the Criterion asset sale is completed and the debt due Westmoreland's principal lenders is paid. The actual date of payment of dividends in arrears and future dividends will be determined by Westmoreland's Board of Directors.


2) KENTUCKY CRITERION COAL COMPANY

The cash purchase price for the Criterion assets to be paid by CONSOL has been adjusted to $84,300,000 to account for the sale of certain assets to another party. Cash at closing will also be subject to an adjustment for coal inventories. In addition, $5,750,000 of the purchase price will be held back by CONSOL to cover (a) $1,750,000 of certain tax contingencies and (b) $4,000,000 related to the survival at closing of TECO's potential right to supply 20.5% of the coal requirements at two of WEI's cogeneration projects for years four through twenty of those applicable projects. To the extent this holdback exceeds the actual costs of such contingencies, the remaining amount will be paid to Westmoreland with interest. The Company anticipates the initial gain on the sale at the time of the closing, net of taxes and other transaction costs, will be approximately $38,000,000. Income related to the holdback will be recognized as cash is received by Westmoreland.

Criterion accounted for $43,777,000(15%) and $37,664,000(11%) of the
Company's coal revenues during the first nine months of 1994 and 1993, respectively. Criterion contributed $6,426,000 and $7,875,000 to operating income during the first nine months of 1994 and 1993, respectively.

The assets of Criterion have been reclassified as a separate item on the Balance Sheet as a current asset. Results of operations will continue to be shown as part of continuing operations in the Statements of Income.


3) DEBT

Westmoreland's three principal credit facilities had an aggregate outstanding balance of $44,336,000 at September 30, 1994. These credit facilities are summarized below:

- - - a Revolving Credit Agreement with a total commitment and outstanding balance of $7,188,000 as of September 30, 1994 and a stated maturity date of July 15, 1994, since extended to November 8,1994 (the "Revolver");

- - - 10% Senior Notes with an outstanding balance of $12,088,000 as of September 30, 1994 and a stated maturity of July 15, 1994, since extended to November 8, 1994 (the "10% Notes"); and

- - - A Reimbursement Obligation with an outstanding balance of $25,060,000 as of September 30, 1994. The Reimbursement Obligation arose on June 9, 1994 when the banks that had issued a letter of credit to support Westmoreland's share of the bonds sold to finance the DTA export terminal drew on that letter of credit. The amount of the draw was $26,560,000. Westmoreland repaid $1,500,000 on July 1, 1994 (the "Reimbursement Obligation"). The balance of the Reimbursement Obligation was due on November 8, 1994.

The balance of these three credit facilities at November 11, 1994 was $39,250,000.

The debt obligations of these three credit facilities are expected to be paid in full after the sale of the assets of Criterion is consummated. See Note 1.


4) COMMITMENTS AND CONTINGENCIES

Westmoreland Energy, Inc.

Westmoreland Energy, Inc. ("WEI"), a wholly-owned subsidiary of the Company, is engaged in the business of developing and owning interests in cogeneration and other non-regulated independent power plants.
(See the Project Status Summary Table filed as on exhibit.)

In 1993, Westmoreland offered WEI for sale in an effort to raise cash to meet its maturing debt obligations and WEI was reclassified as a discontinued operation in the financial statements. On August 25, 1994 Westmoreland announced that negotiations had terminated with a group represented by LCRW Power Company, L.P.("LCRW"), for the purchase of the assets of WEI.

Westmoreland is no longer offering WEI for sale and has reclassified it as a continuing operation in the financial statements for the third quarter of 1994.

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

WEI performs project development and venture management services for the partnerships and has recognized related revenues of $622,000 and $298,000 for the nine months ended September 30, 1994 and 1993, respectively. WEI had a deferred development income balance of $4,000,000 at September 30, 1994 and $3,913,000 at December 31, 1993,
respectively. The cash from this deferred development income was received in prior periods. Income recognition of these fees is deferred until the related project achieves commercial operation and the required equity contribution is made. $1,750,000 of the deferred income is expected to be recognized in the fourth quarter of 1994 and $2,250,000 is expected to be recognized in the second half of 1995.

WEI had capitalized project acquisition costs of $1,147,000 at September 30, 1994 and $1,182,000 at December 31, 1993. Such costs are being amortized over the term of the power contracts of the projects. Amortization for the nine months ended September 30, 1994 was not material to the financial statements.

WEI had subordinate loans receivable from project partnerships of $3,195,000 at September 30, 1994 and $2,230,000 at December 31, 1993,
respectively.

Prior to May 1994 WEI had interests in four operating projects. Since that time three additional projects became operational. Effective July 1, 1994 the Company has elected to record project equity earnings on a current basis, which conforms to the reporting procedures followed by Westmoreland and all of their other subsidiaries. Prior to July 1994 WEI's equity earnings were reported on a one month lag.. As a result of this reporting adjustment, the Company recognized four months of equity earnings in the third quarter of 1994. The impact increased third quarter 1994 earnings by approximately $600,000 The impact on an annual basis is expected to be immaterial.

Equity Support Agreement

On April 15, 1993, the Company entered into an equity support agreement (the "Equity Guarantee") with LG&E Power ("LG&E") whereby WEI's and Westmoreland's obligation to fund the aggregate equity commitments of the ROVA-I and Rensselaer Projects (up to $30,900,000) and the anticipated equity commitment of the Roanoke Valley II Project (up to $4,600,000) are guaranteed by LG&E. As consideration for this Equity Guarantee, the Company pledged its interest in these projects as security to LG&E. In addition, the Company is paying fees of 1.25 percent per annum on the aggregate amount of the Equity Guarantee and has paid an additional fee of $4,750,000 in 1994. These fees are being amortized over the period beginning on April 15, 1993 through the required equity funding dates of the respective projects. A total of $4,794,000 has been amortized from April 15, 1993 through September 30, 1994.




Project Equity Commitments Summary

The following summarizes the Company's outstanding equity commitments related to WEI's cogeneration projects (in thousands):

                                                Maximum   Expected
     Contractual Commitments (1994)         	   $ 30,900   $ 23,200
     Contractual Commitments (1995)               6,600      4,600
                                               $ 37,500   $ 27,800

The Rensselaer and ROVA-I Projects achieved commercial operations in April and May 1994, respectively. The estimated equity funding for the Rensselaer($8,600,000) and the ROVA-I($14,600,000) Projects is due on December 30, 1994.

The equity commitments for these cogeneration projects are expected to be paid out of the proceeds of the sale of the assets of Criterion is consummated. See Note 1.


Recent Developments Relating to Cogeneration Projects

Chapter 11 filing As a result of the Company's Chapter 11 filing, technical defaults have resulted under certain loan documents with WEI's project lenders. Remedies available to those lenders by reason of a default would include, among other things, the imposition of higher interest rates on their outstanding loans, the suspension of further construction funding (if any), the imposition of restrictions on project partner distributions, the acceleration of the principal loan balances and foreclosures on the projects, and the acceleration of the equity contributions to be made by the relevant project partners.

Based upon discussions with the projects' lenders and other factors, the Company has no information that causes it to anticipate that the project lenders or others will take action as a result of the technical defaults that would adversely affect the projects or the Company's interest, or that would require changes in the operation of the projects. Waivers of these defaults have been requested.

Southampton Project. WEI owns a 30% general partnership interest in LG&E-Westmoreland Southampton ("Southampton Partnership"), which owns the Southampton Project. The Southampton Project, which was engaged in start-up and testing operations from September 1991 through March 1992, failed to meet FERC operating standards for a qualifying facility ("QF") in 1992. The failure was due to three factors: (i) the facility was not dispatched by Virginia Power on a baseload schedule as anticipated, (ii) the facility was engaged in start-up and testing operations during a portion of that year, and (iii) the facility operator mistakenly delivered non-sequential steam to the host over a significant period of time. On February 23, 1994, the Southampton Partnership filed a request with the FERC for a waiver of the FERC's QF operating standard for 1992. Virginia Power intervened in the FERC proceeding, opposed the granting of a waiver, and alleged that its power contract with the Southampton Partnership had been breached due to the failure of the facility to maintain QF status in 1992.

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

Rensselaer Project WEI owns a 50% general partnership interest in LG&E- Westmoreland Rensselaer (the "Rensselaer Partnership"), which owns the Rensselaer Project. The Rensselaer Project failed to meet the FERC's QF operating and efficiency standards in 1993 and may not meet the QF efficiency standard in 1994 as a result of a single start-up and testing period that overlapped both years and was prolonged due to a delay in the construction of necessary gas pipeline facilities and unexpected equipment problems. On October 17, 1994, the Rensselaer Partnership filed a request with the FERC for waivers of the applicable QF standards in 1993 and 1994. The time period for interventions or protests with respect to the Rensselaer Partnership's request for waivers has not yet expired. No assurance can be provided as to the timing of the FERC's decision or the outcome. The Company believes the risk is remote that FERC's denial of a waiver for the Rensselaer facility will have a material adverse effect on the financial condition of the Company.

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

Through November 14, 1994, Virginia Power has withheld approximately $5.7 million from its monthly payments to the ROVA I Partnership because of this dispute. The amount withheld has been included in the monthly equity earnings from the project which the ROVA I Partnership recognizes as income. If Virginia Power were to withhold payment for each forced outage day that the ROVA I Partnership believes the ROVA I Project is allowed under the power purchase agreement, the annual revenue of the ROVA I Partnership would be reduced by approximately $6.3 million. WEI and its partner in the ROVA I Partnership, LG&E, attempted to resolve this dispute through negotiations with Virginia Power. On October 31, 1994 the ROVA I Partnership filed a complaint in the Circuit Court of the City of Richmond.against Virginia Power seeking damages of at least $5,700,000, contending that Virginia Power has breached the agreement to purchase power by withholding such payments and has breached the implied covenant of good faith and fair dealing. The Company believes that the ROVA I Partnership is entitled to recover the withheld amounts and prevail in this matter, ensuring future payments for forced outage days during the remaining 25 years of the power purchase agreement. However, the Company is unable to predict the outcome of this proceeding, or the amount Virginia Power may be ordered to pay related to this matter.

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

As reported previously, Westmoreland was in violation of certain covenant requirements in connection with the guarantee obligations supporting the letter of credit. As a result, on June 9, 1994 the issuing banks elected to cause a $26,560,000 draw (the "Reimbursement Obligation") under the letter of credit supporting Westmoreland's share of the DTA Bonds. The proceeds of the draw were used to purchase $26,560,000 (par value) of DTA Bonds. These repurchased DTA Bonds secure Westmoreland's Reimbursement Obligation to the letter of credit banks. On July 1, 1994, $1,500,000 of the amount due was paid which reduced the outstanding balance to $25,060,000. The Reimbursement Obligation is currently due.

In addition, the DTA partners have a Throughput and Handling Agreement whereby WTC is committed to fund its proportionate share of DTA's operating expenses. WTC's total cash funding obligations were $2,152,000 during the first nine months of 1994 and $2,314,000 during the first nine months of 1993.

The Company has taken steps to disengage from the export sales market at this time due to poor margins and the amount of working capital needed to participate in that market. The Company is currently conducting studies to further evaluate the future of the export coal market and to explore other potential uses of its share of the DTA terminal facility. The Company is also evaluating the option of selling its share of DTA. Based upon the results of these studies the Company may write-down the carrying value of its investment in DTA at a future date.

Adventure Resources, Inc.

Westmoreland Coal Company had been acting as a lender and Westmoreland Coal Sales Company, a wholly-owned subsidiary of the Company, had been acting as the exclusive sales agent for Adventure Resources, Inc. ("Adventure"), whose other affiliated companies include M.A.E. Services Inc. and Maben Energy Corporation, when on December 2, 1992 Adventure and certain of its affiliates filed voluntary petitions for reorganization under Chapters 7 and 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of West Virginia. Subsequently, the Company continued as sales agent and became a debtor-in-possesssion financier.

During 1992, the Company fully reserved $22,103,000 comprised of $7,397,000 in notes, $5,842,000 of long-term loans receivable and $8,864,000 in guarantees related to Adventure. The Company has been making interest payments of approximately $840,000 annually on behalf of Adventure on the $8,864,000 guarantee. All of these amounts represent claims of the Company as a secured creditor in the bankruptcy proceedings.

During the bankruptcy proceedings, as sales agent and debtor-in-possession financier for Adventure, the Company purchased clean coal production at the time it was produced and sold the production to unaffiliated customers, thus financing inventory and accounts receivable related to the sale of Adventure's coal production. Early in 1994, the Company notified Adventure and its customers of its intention to terminate its role as financier and to sell its interest as sales agent.

Westmoreland announced on November 8, 1994 that it had reached agreement with AMCI Coal Sales, Inc.("AMCI") and Adventure for AMCI to replace Westmoreland Coal Sales Company as sales agent and financier for Adventure. AMCI will provide inventory and receivable financing to Adventure. This substitution and termination was pre-approved by the United States Bankruptcy Court for the Southern District of West Virginia on October 31, 1994, subject to the parties reaching agreement on financial terms, which agreements were concluded on November 8, 1994.

Upon transfer of its interest in Adventure's clean coal stockpile to AMCI, Westmoreland received a note from AMCI for $1,000,000 payable over 18 months. Westmoreland also transferred its interest in certain trade receivables to AMCI for approximately $2,400,000 in cash. As a part of this arrangement, Westmoreland agreed that its secured claims in the Adventure bankruptcy would be limited to $10,000,000, payable pursuant to two $5,000,000 notes. The first $5,000,000 interest bearing note will be repaid to Westmoreland on a monthly basis starting in December 1994 through January 1998 and requires two balloon payments of $1,000,000 each in 1995 and in 1996. The required balloon payments are tied to anticipated asset sales by Adventure. If these balloon payments are not made, Westmoreland has the right to foreclose on certain assets. The second $5,000,000 interest bearing note will be paid monthly at $0.05 per ton for coal sold to current customers plus additional monthly payments based on a percentage of the coal sales price increases received by Adventure. Payments on this second note will cease after June, 2002 regardless of the amount paid. Westmoreland has agreed that the secured portion of its pre-petition claims, all of which were fully reserved for by Westmoreland in 1992, will be satisfied by these two notes. These notes are collateralized by liens on certain assets of Adventure. The income recognition of these payments will be recorded as the cash is received. Westmoreland's remaining pre-petition claims will be unsecured claims in the Adventure bankruptcy.

Sales to domestic customers from Adventure's production accounted for $38,445,000(13%) and $29,077,000(9%) of Westmoreland's total coal revenues during the first nine months of 1994 and 1993, respectively.



STRATEGIC REVIEW DEVELOPMENTS

The Company continues its strategic review of operations, including its Eastern coal properties, as part of its plan to improve cash flows, de-emphasize non-strategic or underperforming assets and reposition the Company so that it can achieve meaningful and sustainable profitability.

As part of this strategy, Westmoreland announced on October 31,1994 the sale of several properties located in West Virginia to Pine Valley Coal Company, Inc. for $3,800,000 and assumption of certain reclamation and environmental liabilities. The anticipated gain on this transaction of approximately $4,000,000 will be recognized in the fourth quarter of 1994. Additional gains on the sale will be recognized as transfers of the operating and reclamation permits have been completed. Included in the sale are Westmoreland's Eccles and Triangle complexes and its Gallagher Research Facility. The Eccles complex was last operated in 1986. Development of the Triangle complex was begun in the late 1970s but ceased in 1980. It has never been operated. Proceeds from this sale, less related expenses of approximately $217,000 were deposited with Westmoreland's surety bond underwriters to support its outstanding surety bonds.

On October 31, 1994 Westmoreland reported that the Company had issued the Federal WARN Act notice to the 61 affected employees at the Wentz Mine at the Virginia Division, which the Company had announced in 1993 would permanently shut down at the end of 1994. A number of employees at the Wentz Preparation Plant adjacent to the mine were also notified they would be laid off effective December 31, 1994. All liabilities related to this shutdown and cutback were accrued for in the fourth quarter of 1993.

The Company's continuing review of its operations and properties may lead to one or more additional sales and/or shutdowns. The proceeds from the sales of assets, including Criterion, are expected to be used as needed to repay $39,250,000 of maturing debt obligations, to fund WEI equity commitments for cogeneration projects, to reinvest in new properties or businesses and for general corporate purposes.



Other

In addition to the contingencies discussed in this Note, the Company and its subsidiaries had various claims and suits pending at September 30, 1994, all in the ordinary course of business.

5) CAPITAL STOCK

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The preferred stock was issued in July 1992. The last quarterly preferred stock dividend was declared on February 25, 1994 and was paid on April 1, 1994.

As part of its lender negotiations, Westmoreland announced on May 9, 1994 that it would suspend the declaration and payment of dividends on its preferred stock in order to conserve its cash resources. The Company expects to begin the payment of preferred stock dividends again after the sale of the assets of Criterion are completed and maturing credit obligations are repaid.

Dividends on the preferred stock are cumulative. As of October 1, 1994 there were $2,444,000 of undeclared, unpaid dividends.

Presently, common stock dividend payments are not permitted under the covenants contained in the Company's principal credit facilities.




ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION
FROM DECEMBER 31, 1993 TO SEPTEMBER 30,1994

On November 8, 1994 in a proceeding captioned In re: Westmoreland Coal Company et al., Consolidated Case Nos. 94-1066 - 94-1070 (PJW), the Company and its subsidiaries Westmoreland Coal Sales Company, Criterion Coal Company, Kentucky Criterion Coal Company and Deane Processing Company filed a petition under Chapter 11 of the U.S. Bankruptcy Court for the District of Delaware. The proceeding is described more fully in Note 1 to the condensed Consolidated Financial Statements included in this Form 10-Q.

Liquidity and Capital Resources

The Company expects to have adequate cash to meet its current and projected needs during the period of its Chapter 11 bankruptcy proceedings and thereafter.

Credit facilities

See Note 3 to the Condensed Consolidated Financial Statements.


Equity Commitments

The Company has equity commitments related to cogeneration projects under construction, currently projected to be $23,200,000 for the remainder of 1994, payable December 30, 1994. The Company expects to fund these equity commitments from the proceeds of the Criterion asset sale.

The Company paid fees totalling $4,750,000 in 1994 related to the Equity Guarantee by LG&E which guarantees the payment of the funding of the Company's portion of the equity commitment obligations related to its cogeneration projects under construction. In addition, the Company is paying fees of 1.25 percent per annum on the aggregate amount of the Equity Guarantee.


Sale of assets

The Company announced on July 28, 1994 that it had reached a definitive agreement to sell the assets of Criterion to CONSOL.
See Notes 1 and 2.

On April 18, 1994, the Company announced that it reached an agreement in principle calling for the negotiation of a definitive agreement to sell certain assets of WEI to several purchasers, all represented by LCRW. On August 25, 1994 the Company announced that negotiations were terminated and the assets of WEI are no longer offered for sale. See Note 4 - Westmoreland Energy, Inc.

Westmoreland announced on October 31, 1994 the sale of several properties located in West Virginia to Pine Valley Coal Company, Inc. for $3,800,000 and assumption of certain reclamation and environmental liabilities. The anticipated gain on this transaction of approximately $4,000,000 will be recognized in the fourth quarter of 1994. Additional gains on the sale will be recognized as transfers of the operating and reclamation permits have been completed. Included in the sale are Westmoreland's Eccles and Triangle complexes and its Gallagher Research Facility. The Eccles complex was last operated in 1986. Development of the Triangle complex was begun in the late 1970s but ceased in 1980. It has never been operated. Proceeds from this sale, less related expenses of approximately $217,000 were deposited with Westmoreland's surety bond underwriters to support its outstanding surety bonds.

The Company continues its strategic review of operations, including its Eastern coal properties, as part of its plan to improve cash flows, de-emphasize non-strategic or underperforming assets and reposition the Company so that it can achieve meaningful and sustainable profitability. This process may lead to the sale of one or more additional properties. The proceeds from the sales of assets, including Criterion, are expected to be used as needed to repay $39,250,000 of maturing debt obligations, to fund WEI equity commitments for cogeneration projects, to reinvest in new properties or businesses and for general corporate purposes.


Surety Bonds

During 1993 the State of Virginia increased its bonding requirements for the Company's self-insured workers' compensation and pneumoconiosis benefit plans. As a result, the Company's surety bond underwriter required a commitment for cash collateral for its outstanding surety bonds. As of December 31, 1993, $1,000,000 was deposited in a cash collateral account. Additional amounts of $4,430,000 were deposited in the cash collateral account during the first nine months of 1994. An additional $3,583,000 was deposited in this account on November 3, 1994.



Other

Cash provided from operating activities totalled $17,512,000 and $18,344,000 during the nine months ended September 30, 1994 and September 30, 1993, respectively. The most significant source of cash in 1994 was a $13,800,000 increase in cash provided due to the Company's withdrawal from the export sales market and discontinuance of relationships with certain unaffiliated producers. This amount is comprised of:

o the collection of the export receivables balance at December 31,1993 of $17,900,000;
o a reduction of the Company's coal export inventory on December 31, 1993 of $4,000,000; offset by
o a reduction in payables related to unaffiliated producers of $8,100,000.

Cash used in investing activities was $8,391,000 and $4,211,000 in the nine month period ending September 30, 1994 and 1993, respectively. During the first nine months of 1994 the Company paid fees totalling $4,750,000 related to the Equity Guarantee by LG&E, which guarantees the funding of the Company's portion of the equity commitment obligations related to its cogeneration projects under construction. The Company invested $4,551,000 and $6,439,000 in capital assets during the first nine months of 1994 and 1993, respectively. $2,800,000 of the 1994 additions were for underground equipment at the Virginia Division and $1,100,000 was for relocating a county road which was in the path of the mine plan at Westmoreland Resources, Inc. in Montana.

Cash used in financing activities was $17,042,000 and $10,223,000 during the first nine months of 1994 and 1993, respectively. In 1994, $4,430,000 was used to provide collateral for the surety bonds previously discussed. Debt payments of $10,235,000 and $6,244,000
were paid in 1994 and 1993, respectively.   Preferred stock dividends
in the amount of $2,444,000 and $3,666,000 were paid in 1994 and 1993, respectively.

The Company's total debt to capitalization ratio (total debt, including current portion of long-term debt, divided by the sum of total debt, including current portion of long-term debt, minority interest and shareholders' equity) was 64% at September 30, 1994 and 51% at December 31, 1993. The increase is primarily due to the remaining balance of $25,060,000 for the Reimbursement Obligation, which was incurred in the second quarter of 1994, related to the DTA bonds.

The Company's cash and cash equivalents totalled $16,341,000
(including $2,755,000 of a 60% owned subsidiary) and $24,262,000
(including $2,772,000 of a 60% owned subsidiary) at September 30, 1994 and December 31, 1993, respectively. None of the cash and cash equivalents was restricted as to use or disposition.

The Company's current ratio was .99 at September 30, 1994 compared to .93 at December 31, 1993.

Capital Stock

See Note 5.








RESULTS OF OPERATIONS:
THIRD QUARTER ENDED SEPTEMBER 30, 1994 COMPARED
TO THIRD QUARTER ENDED SEPTEMBER 30, 1993




		Three Months Ended
		   September 30,
                                               1994      1993
                                               (in thousands)

Coal operations:
   Virginia Division                      $   1,097   $  (291)
   Hampton Division                             645      (271)
   Criterion Coal Co.                           626     3,688
   Pine Branch Mining Co.	                       182      (176)
   Westmoreland Resources, Inc.                 922     1,241
   Westmoreland Coal Sales Co.                 (158)     (394)
   Net corporate expenses                    (3,081)   (3,733)
   West Virginia, idle costs                 (2,156)   (1,902)

   Total Coal                                (1,923)   (1,838)

Cogeneration operations                       3,085      (330)

Other operations                               (247)      252


Operating income (loss)                   $     915   $(1,916)

Interest expense                          $   1,595   $ 1,097

Other income                              $     176   $   474







Tons sold and coal production sources were as follows:


                                           Three Months Ended
                                               September 30,
                                               1994      1993
Tons Sold:
     Inland                                   3,504     3,422
     Export                                     128       746

     Total Tons Sold                          3,632     4,168

Coal Sources:
     Virginia Division *                      1,224     1,227
     Hampton Division                           253       388
     Criterion Coal Co.                         472       509
     Westmoreland Resources, Inc.             1,028       840

     Total Westmoreland Operations            2,977     2,964
     From unaffiliated producers                655     1,204

     Total Coal Sources                       3,632     4,168



    * Includes tons:

      Produced and sold by Pine Branch           98        67
        Mining Co.
      Purchased from Unaffiliated producers     244       181
                                                342       248

  Purchased coal is blended with Company produced coal to meet current sales demand and offset uneven production levels. These tons are included in Virginia Division's tonnage shown above.





COAL OPERATIONS


Virginia Division - $1,388,000 improvement

Virginia Division's improvement is due to increases in revenue per ton under its two long-term contracts with Duke Power and Georgia Power. Also, depreciation expense is significantly lower due to the write-down of certain plant and equipment in the fourth quarter of 1993.


Hampton Division - $916,000 improvement

Hampton's results improved due to the elimination of losses related to that portion of the Hampton operations that were shut down on April 30, 1994. The operating profit during the third quarter of 1994 relates to a large surface mine which continues to be operated by a contractor on the Hampton property. This portion of the Hampton operation was not included in the 1993 shut-down accruals.


Criterion Coal Company - $3,062,000 deterioration

Criterion's operating income decreased primarily due to a temporary deterioration in geological conditions at certain mines. This increased processing costs at the preparation plant as the percentage of marketable coal decreased and the percentage of refuse and reject increased. The higher reject percentage also caused additional operating and maintenance costs at the plant. Mining conditions have improved, and the Company expects to realize improved profits in the fourth quarter. Criterion also recognized stockpile gains in the third quarter of 1993 of approximately $700,000 compared to no inventory gains in the third quarter of 1994.

Pine Branch Mining Co. - $358,000 improvement

Pine Branch experienced better productivity during the third quarter of 1994 as a result of a new operating plan. The higher productivity is expected to continue.

Westmoreland Resources, Inc.("WRI") - $319,000 deterioration

The decrease in earnings is due to lower "take or pay" payments received during the third quarter of 1994 compared to the third quarter of 1993 from contracts which have since expired. Also, the price received from WRI's second largest customer was reduced as part of the renegotiation of its contract. This reduction was partially offset by higher levels of shipments during the third quarter of 1994.




Westmoreland Coal Sales Co. - $236,000 improvement

Westmoreland Coal Sales Co.'s results improved in the third quarter of 1994 primarily due to the sale of a coal supply contract for $480,000. Third quarter 1993 results also included $653,000 in severance and related expenses for an August 1993 workforce reduction. These improvements were partially offset by a 83% decrease in export tons(618,000 tons). The Company has been taking steps to identify, disengage from and eliminate business relationships which require investments in working capital and offer limited future return potential. Most of these relationships involve the selling of coal for unaffiliated producers and export sales. Export sales accounted for $2,683,000 (3%) and $23,153,000 (20%) of the Company's Coal revenues during the third quarter of 1994 and 1993, respectively.


Net corporate expenses - $652,000 improvement

Included in third quarter 1993 is $1,147,000 in severance and related expenses for an August 1993 workforce reduction compared to an immaterial amount in 1994. This improvement was partially offset by increased legal costs in the third quarter of 1994.

West Virginia, idle costs - $254,000 deterioration

These expenses increased due to increased retiree benefit costs, particularly an increase in the Company's obligation to make increased payments into the UMWA Benefit Trust Funds as a result of the Coal Industry Retiree Health Benefit Act of 1992.

Cogeneration operations - $3,415,000 improvement
The increase in WEI's earnings is principally due to project earnings from three cogeneration plants which began commercial operations in 1994. Included in the third quarter of 1993 are earnings of approximately $3,600,000 related to amounts withheld by Virginia Power for forced outage days at ROVA I. Prior to May 1994 WEI had interests in four operating projects. Since that time three additional projects became operational. Effective July 1, 1994 the Company has elected to record project equity earnings on a current basis, which conforms to the reporting procedures followed by Westmoreland and all of their other subsidiaries. Prior to July 1994 WEI's equity earnings were reported on a one month lag.. As a result of this reporting adjustment, the Company recognized four months of equity earnings in the third quarter of 1994. The impact increased third quarter 1994 earnings by approximately $600,000 The impact on an annual basis is expected to be immaterial. See Note 4.

Other operations - $499,000 deterioration

The decrease in earnings from other operations was primarily due to a 62% decrease in tonnage and related revenues at Cleancoal Terminal.



Interest expense - $498,000 deterioration
Interest expense increased due to the Reimbursement Obligation, related to the DTA bonds.

Other income - $298,000 deterioration

Other income decreased due to higher levels of scrap sales and miscellaneous income recorded during the third quarter of 1993.





RESULTS OF OPERATIONS:
NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED
TO NINE MONTHS ENDED SEPTEMBER 30, 1993




		Nine Months Ended
		   September 30,
                                                1994     1993
                                               (in thousands)

Coal operations:
   Virginia Division                      $   1,649  $     28
   Hampton Division                           1,225      (707)
   Criterion Coal Co.                         6,426     7,875
   Pine Branch Mining Co.	                    (1,499)     (550)
   Westmoreland Resources, Inc.               2,213     2,975
   Westmoreland Coal Sales Co.                  406     1,817
   Net corporate expenses                    (7,913)   (8,738)
   West Virginia, idle costs                 (7,062)   (5,654)

   Total Coal                                (4,555)   (2,954)

Cogeneration operations                       2,243     1,120

Other operations                               (835)      377


Operating loss                            $  (3,147)  $(1,457)






Tons sold and coal production sources were as follows:




                                            Nine Months Ended
                                                September 30,
                                               1994      1993
Tons Sold:
     Inland                                  10,594     9,875
     Export                                   1,036     2,348

     Total Tons Sold                         11,630    12,223

Coal Sources:
     Virginia Division *                      3,545     3,668
     Hampton Division                           918     1,062
     Criterion Coal Co.                       1,518     1,366
     Westmoreland Resources, Inc.             3,112     2,286

     Total Westmoreland Operations            9,093     8,382
     From unaffiliated producers              2,537     3,841

     Total Coal Sources                      11,630    12,223




     * Includes tons:

       Produced and sold by Pine Branch         196       170
         Mining Co.
       Purchased from Unaffiliated producers    603       565
                                           799       735

  Purchased coal is blended with Company produced coal to meet current sales demand and offset uneven production levels. These tons are included in Virginia Division's tonnage shown above.









COAL OPERATIONS


Virginia Division - $1,621,000 improvement

Virginia Division's improvement is due to increases in revenue per ton under its two long-term contracts with Duke Power and George Power. Also, depreciation expense is significantly lower due to the write-down of certain plant and equipment in the fourth quarter of 1993.


Hampton Division - $1,932,000 improvement

Hampton's results improved due to the elimination of losses related to that portion of the Hampton operations that were shut down on April 30, 1994. Reserves for these operating losses and shutdown costs were accrued for in the fourth quarter of 1993. The operating profit during the first nine months of 1994 relates to a large surface mine which continues to be operated by a contractor on the Hampton property. This portion of the Hampton operation was not included in the 1993 shut-down accruals.


Criterion Coal Company - $1,449,000 deterioration

Criterion's operating income decreased primarily due to the deterioration in geological conditions at certain mines in the third quarter of 1994. This was partially offset by higher levels of shipments in the first half of 1994 compared to the same period in 1993. Mining conditions have improved, and the Company expects to realize improved profits in the fourth quarter of 1994.

Pine Branch Mining Co. - $949,000 deterioration

Pine Branch's operating results decreased largely due to unusually adverse weather conditions in the first three months of 1994 contributing to poor production and increased costs. Partially offsetting this decrease is increased productivity during the past four months as a result of a new operating plan. The higher productivity is expected to continue.


Westmoreland Resources, Inc. ("WRI") - $762,000 deterioration

The decrease in earnings is due to lower "take or pay" payments received during the first nine months of 1994 compared to the same period in 1993 from contracts which have since expired. Also, the price received from WRI's second largest customer was reduced as part of the renegotiation of its contract. This deterioration was partially offset by earnings on higher levels of shipments in 1994.


Westmoreland Coal Sales Co. - $1,411,000 deterioration

Westmoreland Coal Sales' results in during the first nine months of 1994 were worse than the same period in 1993 primarily due to a decrease in export tons and lower export margins. Export sales decreased 1,312,000 tons(56%). This was partially offset in 1994 by $1,130,000 in income from the sale of two coal supply contracts. Export sales accounted for $29,488,000 (10%) and $69,161,000 (20%) of the Company's Coal revenues during the first nine months of 1994 and 1993, respectively.


Net corporate expenses - $825,000 improvement

1994 reflects the lower employee-related expenses from the August 1993 workforce reduction.


West Virginia, idle costs - $1,408,000 deterioration

These expenses increased due to a $300,000 settlement of a dispute involving an idled operation and increased retiree benefit costs, particularly an increase in the Company's obligation to make increased payments into the UMWA Benefit Trust Funds as a result of the Coal Industry Retiree Health Benefit Act of 1992.


Cogeneration operations - $1,123,000 improvement

The increased operating results in 1994 is primarily from project earnings from three cogeneration plants which began commercial operations in 1994. The results for the first nine months of 1993 reflect a $2,000,000 gain on the sale of a portion of WEI's interest in the Fort Lupton project.



Other operations - $1,212,000 deterioration

The decrease in earnings from other operations was primarily due to a 45% decrease in tonnage and related revenues at Cleancoal Terminal.





Inflation did not have a material impact on the Company's operations in 1994.





PART II - OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

For a description of the proceedings filed by the Company and certain of its subsidiaries in the U.S. Bankruptcy Court for the District of Delaware, see the first paragraph under "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part I of this Form 10-Q and Note 1 to the Condensed Consolidated Financial Statements included in this Form 10-Q, which is incorporated herein by reference.

For a description of the proceeding filed with the Federal Energy Regulatory Commission on February 23, 1994 and relating to the Southampton Project, see Note 4 (Westmoreland Energy Inc. -- Recent Developments Relating to Cogeneration Projects -- Southampton Project) to the Condensed Consolidated Financial Statements included in this Form 10-Q, which information is incorporated herein by reference.

For a description of the proceeding filed with the Federal Energy Regulatory Commission on October 17, 1994 and relating to the Rensselaer Project, see Note 4 (Westmoreland Energy Inc. -- Recent Developments relating to Cogeneration Projects -- Rensselaer Project) to the Condensed Consolidated Financial Statements included in this Form 10-Q, which information is incorporated herein by reference.

For a description of the complaint filed by the Company with the Circuit Court of the City of Richmond on October 31, 1994, and relating to the ROVA I Project, see Note 4 (Westmoreland Energy Inc. -
- - - Recent Developments Relating to Cogeneration Projects -- ROVA I Project) to the Condensed Consolidated Financial Statements included in this Form 10-Q, which information is incorporated herein by reference.




ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K



a)  WEI Project Status Summary.


b) On August 9, 1994 the Company filed a report on Form 8-K announcing that it had reached a definitive agreement in principle to sell the assets of its wholly-owned subsidiary, Kentucky Criterion Coal Company, to CONSOL of Kentucky, Inc., a member of the CONSOL Coal group, subject to an inventory adjustment at closing, and subject to
    third-party consents.

    On August 31, 1994 the Company filed a report on Form 8-K announcing that it had terminated its negotiations with a purchaser group represented by LCRW Power Company, L. P. for the sale of the assets
    of its wholly-owned subsidiary, Westmoreland Energy, Inc.


    On September 12, 1994 the Company filed a report on Form 8-K announcing that lenders associated with the Company's three principal credit facilities had agreed to extend maturity dates for the repayment of these facilities to November 1, 1994.













SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             WESTMORELAND COAL COMPANY




Date:  November 14, 1994
                             Francis J. Boyle
                             Senior Vice President,
                             Chief Financial Officer
                             and Treasurer





                             Thomas C. Sharpe
                             Controller