Form 10-Q/A
period 1994-09-30
WESTMORELAND COAL CO
filed 1994-11-15
CIK 106455

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

In order to satisfy its long term debt obligations, Westmoreland and several of its subsidiaries filed a form of reorganization proceeding(the "Plan of Reorganization") on November 8, 1994, a so called "prepackaged" filing, under Chapter 11 of the Federal Bankruptcy Code (the "Code") in Delaware. The subsidiaries involved in the filing are Westmoreland Coal Sales Company, Criterion Coal Company, Kentucky Criterion Coal Company and Deane Processing Company. The Code provides for the assignment of the sub-contracts without the consent of TECO. The Company believes its right to assign these coal subcontracts and complete the sale of Kentucky Criterion's assets without TECO's consent in these circumstances is provided for in the Federal Bankruptcy Code. The Company expects this form of filing to result in an expeditious closing of the sale of the assets of Criterion to CONSOL.

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


2) KENTUCKY CRITERION COAL COMPANY

The cash purchase price for the Criterion assets to be paid by CONSOL has been adjusted from $85,000,000 to $84,300,000 to account for the sale of certain assets to another party. Cash at closing will also be subject to an adjustment for coal inventories. In addition, $5,750,000 of the purchase price will be held back by CONSOL to cover
(a) $1,750,000 of certain tax contingencies and (b) $4,000,000 related to the survival at closing of TECO's potential right to supply 20.5% of the coal requirements at two of WEI's cogeneration projects for years four through twenty of those applicable contracts. To the extent this holdback exceeds the actual costs of such contingencies, the remaining amount will be paid to Westmoreland with interest. The Company anticipates the initial gain on the sale at the time of the closing, net of taxes and other transaction costs, will be approximately $38,000,000. Income related to the holdback will be recognized as cash is received by Westmoreland.

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

- - 10% Senior Notes with an outstanding balance of $12,088,000 as of September 30, 1994 and a stated maturity of July 15, 1994, since extended to November 8, 1994 (the "10% Notes"); and

- - A Reimbursement Obligation with an outstanding balance of $25,060,000 as of September 30, 1994 (the "Reimbursement Obligation"). The Reimbursement Obligation arose on June 9, 1994 when the banks that had issued a letter of credit to support Westmoreland's share of the bonds sold to finance the DTA export terminal drew on that letter of credit. The amount of the draw was $26,560,000. Westmoreland repaid $1,500,000 on July 1, 1994. The balance of the Reimbursement Obligation was due on November 8, 1994.

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

Prior to May 1994 WEI had interests in four operating projects. Since that time three additional projects became operational. Effective July 1, 1994 the Company elected to record project equity earnings on a current basis, which conforms to the reporting procedures followed by Westmoreland and all of their other subsidiaries. Prior to July 1994 WEI's equity earnings were reported on a one month lag. As a result of this reporting adjustment, the Company recognized four months of equity earnings in the third quarter of 1994. The impact increased third quarter 1994 earnings by approximately $600,000. The impact on an annual basis is expected to be immaterial.



Equity Support Agreement

On April 15, 1993, the Company entered into an equity support agreement (the "Equity Guarantee") with LG&E Power ("LG&E") whereby WEI's and Westmoreland's obligation to fund the aggregate equity commitments of the Roanoke Valley I ("ROVA-I") and Rensselaer Projects (up to $30,900,000) and the anticipated equity commitment of the Roanoke Valley II Project (up to $4,600,000) are guaranteed by LG&E. As consideration for this Equity Guarantee, the Company pledged its interest in these projects as security to LG&E. In addition, the Company is paying fees of 1.25 percent per annum on the aggregate amount of the Equity Guarantee and has paid an additional fee of $4,750,000 in 1994. These fees are being amortized over the period beginning on April 15, 1993 through the required equity funding dates of the respective projects. A total of $4,794,000 has been amortized from April 15, 1993 through September 30, 1994.




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

The equity commitments for these cogeneration projects are expected to be paid after the sale of the assets of Criterion is consummated. See
Note 1.


Recent Developments Relating to Cogeneration Projects

Chapter 11 filing. As a result of the Company's Chapter 11 filing, technical defaults have resulted under certain loan documents with WEI's project lenders. Remedies available to those lenders by reason of a default would include, among other things, the imposition of higher interest rates on their outstanding loans, the suspension of further construction funding (if any), the imposition of restrictions on project partner distributions, the acceleration of the principal loan balances and foreclosures on the projects, and the acceleration of the equity contributions to be made by the relevant project partners.

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

Rensselaer Project. WEI owns a 50% general partnership interest in LG&E- Westmoreland Rensselaer (the "Rensselaer Partnership"), which owns the Rensselaer Project. The Rensselaer Project failed to meet the FERC's QF operating and efficiency standards in 1993 and may not meet the QF efficiency standard in 1994 as a result of a single start-up and testing period that overlapped both years and was prolonged due to a delay in the construction of necessary gas pipeline facilities and unexpected equipment problems. On October 17, 1994, the Rensselaer Partnership filed a request with the FERC for waivers of the applicable QF standards in 1993 and 1994. The time period for interventions or protests with respect to the Rensselaer Partnership's request for waivers has not yet expired. No assurance can be provided as to the timing of the FERC's decision or the outcome. The Company believes the risk is remote that FERC's denial of a waiver for the Rensselaer facility will have a material adverse effect on the financial condition of the Company.

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

Through November 14, 1994, Virginia Power has withheld approximately $5,700,000 from its monthly payments to the ROVA I Partnership because of this dispute. The amount withheld has been included in the monthly earnings from the project which the ROVA I Partnership recognizes as revenue. If Virginia Power were to withhold payment for each forced outage day that the ROVA I Partnership believes the ROVA I Project is allowed under the power purchase agreement, the annual revenue of the ROVA I Partnership would be reduced by approximately $6,300,000. WEI and its partner in the ROVA I Partnership, LG&E, attempted to resolve this dispute through negotiations with Virginia Power. On October 31, 1994 the ROVA I Partnership filed a complaint in the Circuit Court of the City of Richmond against Virginia Power seeking damages of at least $5,700,000, contending that Virginia Power has breached the agreement to purchase power by withholding such payments and has breached the implied covenant of good faith and fair dealing. The Company believes that the ROVA I Partnership is entitled to recover the withheld amounts and prevail in this matter, ensuring future payments for forced outage days during the remaining 25 years of the power purchase agreement. However, the Company is unable to predict the outcome of this proceeding, or the amount Virginia Power may be ordered to pay related to this matter.

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

As reported previously, Westmoreland was in violation of certain covenant requirements in connection with the guarantee obligations supporting the letter of credit. As a result, on June 9, 1994 the issuing banks elected to cause a $26,560,000 draw under the letter of credit supporting Westmoreland's share of the DTA Bonds. The proceeds of the draw were used to purchase $26,560,000 (par value) of DTA Bonds. These repurchased DTA Bonds secure Westmoreland's Reimbursement Obligation to the letter of credit banks. On July 1, 1994, $1,500,000 of the amount due was paid which reduced the outstanding balance to $25,060,000. The balance of the Reimbursement Obligation was due on November 8, 1994. See Note 3.

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

Upon transfer of its interest in Adventure's clean coal stockpile to AMCI, Westmoreland received a note from AMCI for $1,000,000 payable over 18 months. Westmoreland also transferred its interest in certain trade receivables to AMCI for approximately $2,400,000 in cash. As a part of this arrangement, Westmoreland agreed that its secured claims in the Adventure bankruptcy would be limited to $10,000,000, payable pursuant to two $5,000,000 interest bearing notes. The first $5,000,000 note will be repaid to Westmoreland on a monthly basis starting in December 1994 through January 1998 and requires two balloon payments of $1,000,000 each in 1995 and in 1996. The required balloon payments are tied to anticipated asset sales by Adventure. If these balloon payments are not made, Westmoreland has the right to foreclose on certain assets. The second $5,000,000 note will be paid monthly at $0.05 per ton for coal sold to current customers plus additional monthly payments based on a percentage of the coal sales price increases received by Adventure. Payments on this second note will cease after June, 2002 regardless of the amount paid. Westmoreland has agreed that the secured portion of its pre-petition claims, all of which were fully reserved for by Westmoreland in 1992, will be satisfied by these two notes. These notes are collateralized by liens on certain assets of Adventure. The income recognition of these payments will be recorded as the cash is received. Westmoreland's remaining pre-petition claims will be unsecured claims in the Adventure bankruptcy.

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

As part of this strategy, Westmoreland announced on October 31, 1994 the sale of several properties located in West Virginia to Pine Valley Coal Company, Inc. for $3,800,000 and assumption of certain reclamation and environmental liabilities. The anticipated gain on this transaction of approximately $4,000,000 will be recognized in the fourth quarter of 1994. Additional gains on the sale will be recognized as transfers of the operating and reclamation permits have been completed. Included in the sale are Westmoreland's Eccles and Triangle complexes and its Gallagher Research Facility. The Eccles complex was last operated in 1986. Development of the Triangle complex was begun in the late 1970s but ceased in 1980. It has never been operated. Proceeds from this sale, less related expenses of approximately $217,000, were deposited with Westmoreland's surety bond underwriters to support its outstanding surety bonds.

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

In 1993, Westmoreland offered WEI for sale in an effort to raise cash to meet its maturing debt obligations and WEI was reclassified as a discontinued operation in the financial statements. On August 25, 1994 Westmoreland announced that negotiations had terminated with a group represented by LCRW, for the purchase of the assets of WEI. Westmoreland is no longer offering WEI for sale and has reclassified it as a continuing operation in the financial statements for the third quarter of 1994.

Westmoreland announced on October 31, 1994 the sale of several properties located in West Virginia to Pine Valley Coal Company, Inc. for $3,800,000 and assumption of certain reclamation and environmental liabilities. The anticipated gain on this transaction of approximately $4,000,000 will be recognized in the fourth quarter of 1994. Additional gains on the sale will be recognized as transfers of the operating and reclamation permits have been completed. Included in the sale are Westmoreland's Eccles and Triangle complexes and its Gallagher Research Facility. The Eccles complex was last operated in 1986. Development of the Triangle complex was begun in the late 1970s but ceased in 1980. It has never been operated. Proceeds from this sale, less related expenses of approximately $217,000, were deposited with Westmoreland's surety bond underwriters to support its outstanding surety bonds.

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

Cash used in financing activities was $17,042,000 and $10,223,000 during the first nine months of 1994 and 1993, respectively. In 1994, $4,430,000 was used to provide collateral for the surety bonds previously discussed. Debt payments of $9,472,000 and $6,244,000 were
paid in 1994 and 1993, respectively.   Preferred stock dividends in
the amount of $2,444,000 and $3,666,000 were paid in 1994 and 1993, respectively.

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

The Company's current ratio was .99 at September 30, 1994 compared to .93 at December 31, 1993.

Capital Stock

See Note 5.








RESULTS OF OPERATIONS:
THIRD QUARTER ENDED SEPTEMBER 30, 1994 COMPARED
TO THIRD QUARTER ENDED SEPTEMBER 30, 1993




		Three Months Ended
		   September 30,
                                               1994      1993
                                               (in thousands)

Coal operations:
   Virginia Division                      $   1,097   $  (291)
   Hampton Division                             645      (271)
   Criterion Coal Co.                           626     3,688
   Pine Branch Mining Co.	                       182      (176)
   Westmoreland Resources, Inc.                 922     1,241
   Westmoreland Coal Sales Co.                 (158)     (394)
   Net corporate expenses                    (3,081)   (3,733)
   West Virginia, idle costs                 (2,156)   (1,902)

   Total Coal                                (1,923)   (1,838)

Cogeneration operations                       3,085      (330)

Other operations                               (247)      252


Operating income (loss)                   $     915   $(1,916)

Interest expense                          $   1,595   $ 1,097

Other income                              $     176   $   474







Tons sold and coal production sources were as follows:


                                           Three Months Ended
                                               September 30,
                                               1994      1993
Tons Sold:
     Inland                                   3,504     3,422
     Export                                     128       746

     Total Tons Sold                          3,632     4,168

Coal Sources:
     Virginia Division *                      1,224     1,227
     Hampton Division                           253       388
     Criterion Coal Co.                         472       509
     Westmoreland Resources, Inc.             1,028       840

     Total Westmoreland Operations            2,977     2,964
     From unaffiliated producers                655     1,204

     Total Coal Sources                       3,632     4,168



    * Includes tons:

      Sold by Pine Branch Mining Co.             16        12
      Purchased from Pine Branch Mining Co       82        48
      Purchased from Unaffiliated producers     244       181
                                                342       241

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




Westmoreland Coal Sales Co. - $236,000 improvement

Westmoreland Coal Sales Co.'s results improved in the third quarter of 1994 primarily due to the sale of a coal supply contract for $480,000. Third quarter 1993 results also included $653,000 in severance and related expenses for an August 1993 workforce reduction. These improvements were partially offset by a 83% decrease in export tons(618,000 tons). The Company has been taking steps to identify, disengage from and eliminate business relationships which require investments in working capital and offer limited future return potential. Most of these relationships involve the selling of coal for unaffiliated producers and export sales. Export sales accounted for $2,683,000(3%) and $23,153,000(20%) of the Company's coal revenues during the third quarter of 1994 and 1993, respectively.


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

Cogeneration operations - $3,415,000 improvement

The increase in WEI's earnings is principally due to project earnings from three cogeneration plants which began commercial operations in 1994. Included in the third quarter of 1994 are earnings of approximately $1,800,000 related to amounts withheld by Virginia Power for forced outage days at ROVA I. Prior to May 1994 WEI had interests in four operating projects. Since that time three additional projects became operational. Effective July 1, 1994 the Company elected to record project equity earnings on a current basis, which conforms to the reporting procedures followed by Westmoreland and all of their other subsidiaries. Prior to July 1994 WEI's equity earnings were reported on a one month lag. As a result of this reporting adjustment, the Company recognized four months of equity earnings in the third quarter of 1994. The impact increased third quarter 1994 earnings by approximately $600,000. The impact on an annual basis is expected to be immaterial. See Note 4.

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





RESULTS OF OPERATIONS:
NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED
TO NINE MONTHS ENDED SEPTEMBER 30, 1993




		Nine Months Ended
		   September 30,
                                                1994     1993
                                               (in thousands)

Coal operations:
   Virginia Division                      $   1,649  $     28
   Hampton Division                           1,225      (707)
   Criterion Coal Co.                         6,426     7,875
   Pine Branch Mining Co.	                    (1,499)     (550)
   Westmoreland Resources, Inc.               2,213     2,975
   Westmoreland Coal Sales Co.                  406     1,817
   Net corporate expenses                    (7,913)   (8,738)
   West Virginia, idle costs                 (7,062)   (5,654)

   Total Coal                                (4,555)   (2,954)

Cogeneration operations                       2,243     1,120

Other operations                               (835)      377


Operating loss                            $  (3,147)  $(1,457)






Tons sold and coal production sources were as follows:




                                            Nine Months Ended
                                                September 30,
                                               1994      1993
Tons Sold:
     Inland                                  10,594     9,875
     Export                                   1,036     2,348

     Total Tons Sold                         11,630    12,223

Coal Sources:
     Virginia Division *                      3,545     3,668
     Hampton Division                           918     1,062
     Criterion Coal Co.                       1,518     1,366
     Westmoreland Resources, Inc.             3,112     2,286

     Total Westmoreland Operations            9,093     8,382
     From unaffiliated producers              2,537     3,841

     Total Coal Sources                      11,630    12,223




     * Includes tons:

      Sold by Pine Branch Mining Co.             47        29
      Purchased from Pine Branch Mining Co      149       141
      Purchased from Unaffiliated producers     603       565
                                                799       735

  Purchased coals are blended with Company produced coal to meet current sales demand and offset uneven production levels. These tons are included in Virginia Division's tonnage shown above.









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


Westmoreland Coal Sales Co. - $1,411,000 deterioration

Westmoreland Coal Sales' results during the first nine months of 1994 were worse than the same period in 1993 primarily due to a decrease in export tons and lower export margins. Export sales decreased 1,312,000 tons(56%). This was partially offset in 1994 by $1,130,000 in income from the sale of two coal supply contracts. Export sales accounted for $29,488,000(10%) and $69,161,000(20%) of the Company's
coal revenues during the first nine months of 1994 and 1993, respectively.


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