Form 10-K
WESTMORELAND COAL CO
filed 1995-03-31
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

               FORM 10-K
(Mark One)

    X        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

            For the fiscal year ended December 31, 1994

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

TITLE OF EACH CLASS                             NAME OF STOCK EXCHANGE
                                                         ON WHICH
REGISTERED
Common Stock, par value $2.50 per share                 New York Stock
Exchange
Depository Shares, each representing                    New York Stock
Exchange
  a one-quarter share of Series A Convertible
  Exchangeable Preferred Stock

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

                           Yes   x           No _______

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    ____x____

The aggregate market value of voting stock held by non-affiliates as of February 27, 1995 is estimated to be $67,144,000. Voting stock held by affiliates is designated as voting stock beneficially held by executive officers and directors and by holders of more than 10% of the outstanding voting stock.

There were 6,960,881 shares outstanding of the registrant's Common Stock, $2.50 Par Value (the registrant's only class of common stock), as of February 27, 1995.

There were 2,300,000 depository shares, each representing one quarter of a share of the registrant's Preferred Stock, $0.25 Par Value per depository share, outstanding as of February 27, 1995.

The following documents have been incorporated by reference into the Parts of this Form 10-K (i.e., Part I, Part II, etc.) indicated in parentheses:

Definitive proxy statement to be filed on or about April 28, 1995.
(Part III)

Westmoreland Coal Company's 1994 Annual Report to Shareholders:
Management's Discussion and Analysis of Financial Condition and Results of Operations, Five-Year Review, Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and Market Information on Capital Stock. (Part II)





PART I


ITEM 1 - BUSINESS

Westmoreland Coal Company's (the "Company") principal business is the production and sale of coal in the United States and until recently the marketing of coal on a worldwide basis. Marketed coal has in the past included significant amounts produced by unaffiliated producers. Beginning in 1992, the Company commenced a strategic review of operations as part of a plan to improve cash flows, eliminate non-strategic or underperforming assets and to reposition itself to
achieve meaningful and sustainable profitability.   Pursuant to this
plan, the Company has sold or shut down a number of assets and operations, paid off the majority of its principal debt obligations, withdrawn from the export market and substantially reduced its representation of unaffiliated producers. As part of this effort the Company successfully filed and completed a pre-packaged plan of reorganization (the "Plan of Reorganization") under Chapter 11 of the Federal Bankruptcy Code in the fourth quarter of 1994.

The Company is also engaged in the business of developing and owning interests in cogeneration and other non-regulated independent power plants, through its wholly-owned subsidiary, Westmoreland Energy, Inc.("WEI"). The Company's investment in WEI has grown over the past several years and increased substantially in 1994.



COAL OPERATIONS


Coal Production

The Company produces coal in the Eastern and Western United States. Eastern operations are conducted on 60,000 acres of reserves located in Virginia through the Virginia Division and a wholly-owned subsidiary, Pine Branch Mining Incorporated ("Pine Branch"). A portion of the reserves in Virginia extend underground into eastern Kentucky. Powder River Basin coal is produced by Westmoreland Resources, Inc. ("WRI") from reserves owned by the Crow Indians in Montana.

The following sections describe the Company's current production facilities, as well as certain mining operations closed or sold.


Virginia Division. The Company's Virginia Division consists of eight mines of which five are underground mines operated by the Company and three are underground mines operated by independent contractors.
After closing the Wentz mine and reducing employment at the Wentz preparation plant at the end of 1994, the Company continues to operate
two preparation plants and one transloading facility.   The Virginia
Division shipped 4,512,000 tons, 4,878,000 tons and 4,708,000 tons of coal in 1994, 1993 and 1992, respectively, including coal produced by independent contractors, coal purchased from Pine Branch and coal purchased from off-property locations. As of December 31, 1994, the Virginia Division properties employed 664 people.

The Company is continuing its efforts to improve the competitiveness and profitability of its Virginia Division through cost control, productivity improvement and closure of non-essential high cost operations. By July 1996, the Virginia Division will lose the benefit of two coal supply contracts having sales prices substantially above the current market price for similar types of coal. The Georgia Power Company coal supply contract, with shipments of 942,000 tons in 1994, expires in April 1995. The above market price of the Duke Power Company coal supply contract, with shipments of 2,792,000 tons in 1994, expires in July 1996; however, the contract can be extended through December 31, 2000 provided the parties can reach an
agreement on the sales price after July 1996.   It is likely that
the new sales price would be at current market prices. In 1994, shipments to these two customers accounted for approximately 83% of the Virginia Division's sales tons. In 1994, the Company's Virginia Division experienced an operating loss of $3,726,000, including approximately $18,000,000 of non-cash expenses for
depreciation and postretirement medical costs.   The Virginia
Division will not be able to operate profitably or generate positive cash flow from operations after July 1996, even after excluding the ongoing fixed cash costs of idled operations (estimated to be in excess of $10,000,000 annually), which primarily consist of postretirement medical and workers' compensation benefits, unless market prices for eastern coals increase significantly and/or the Company is able to substantially reduce the cost per ton of the coal produced. The projected cash flows during the next two years, including anticipated cash shutdown costs but excluding postretirement medical costs, exceed the carrying value of the assets at December 31, 1994. Therefore, the Virginia Division's assets are not deemed to be impaired at this time.

The Company is reviewing its options, which include the possible future sale, downsizing or shutdown of all or a portion of the Virginia Division, at which time the Company may be required to recognize, for accounting purposes, a significant portion of its postretirement medical liabilities. The total amount of the postretirement medical liabilities which would be expensed at the time the Virginia Division's shutdown, downsizing or sale occurs is not known at this time, however the impact of this non-cash expense on shareholders' equity could affect the Company's ability to pay preferred stock dividends. Refer to Note 10 to the Consolidated Financial Statements for further information regarding the actuarially estimated net present value of postretirement medical benefits related to the Company's self-insured single employer plans and the UMWA Benefit Trust Funds which are multiemployer plans. Refer to Note 12 to the Consolidated Financial Statements for additional information regarding dividend restrictions under Delaware law.

Pine Branch Mining Incorporated. Pine Branch is a wholly-owned subsidiary of the Company with surface mining operations on reserves subleased from the Virginia Division. Pine Branch began operations in 1992 and consists of one mine. Pine Branch also performs reclamation work for the Virginia Division at certain sites that were previously abandoned by independent contractors. Pine Branch shipped 270,000 tons, 215,000 tons, and 117,000 tons of coal in 1994, 1993 and 1992 respectively. The majority of Pine Branch's production (188,000 tons, 174,000 tons and 73,000 tons in 1994, 1993 and 1992, respectively) is sold to the Virginia Division where it is processed and loaded into railcars for shipment to customers.


Westmoreland Resources, Inc. WRI is 60% owned by the Company. Morrison Knudsen Corporation owns 24% and Penn Virginia Equities Corporation owns 16%. WRI operates one large surface mine on approximately 15,000 acres of subbituminous coal reserves in eastern Montana. WRI shipped 4,364,000 tons, 3,224,000 tons and 3,491,000 tons of coal in 1994, 1993 and 1992, respectively. Morrison Knudsen Corporation currently mines WRI's coal reserves under a contract with WRI. The Company received cash dividends from WRI of $1,500,000 and $540,000 in 1994 and 1993, respectively, however, WRI did not pay a cash dividend in 1992.


Criterion Coal Company. The Company sold the assets of Criterion Coal Company, a wholly-owned subsidiary, and its affiliated companies, ("Criterion") on December 22, 1994 to CONSOL of Kentucky, Inc.("CONSOL"). Criterion consisted of six mines, including two surface mines and four underground mines, and a preparation plant.
All of the mining operations were conducted by independent contractors on Criterion's properties. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements for additional information regarding the sale of Criterion.


Hampton Division.    From January 1994 through April 1994, the Hampton
Division operations consisted of two underground mines, a large surface mine, a central machine shop and a preparation plant. It operated on approximately 14,000 acres in West Virginia and employed 130 people. The Hampton Division, except for a contractor-operated surface mine with an annual production capacity of approximately 840,000 tons and the loadout portion of the preparation plant, was closed down in May 1994. This action was necessitated by high production costs and market conditions, including the termination of an above-market coal sales contract. The Company sold the assets of its Hampton Division in January 1995 and concurrently sold the related mining lease back to the lessor, Penn Virginia Resources Corporation. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements for additional discussion related to the sale of the Hampton Division.



Coal Marketing

The Company markets coal primarily through its wholly-owned subsidiary, Westmoreland Coal Sales Company, Inc. ("WCSC"), headquartered in Philadelphia, Pennsylvania.

Most of the coal now sold by WCSC is processed at and shipped from Company properties to electric utilities within the United States.

Historically, WCSC has also sold steam and metallurgical coal into the domestic and export markets. A significant portion of this coal was produced by unaffiliated producers. These markets and affiliations have increasingly suffered from decreasing prices, declining demand and/or higher costs and limited supply. Activities related to unaffiliated producers tied up a substantial amount of the Company's working capital. During the five year period from 1990 through 1994, the Company established $4,801,000 in reserves for potentially uncollectible accounts receivable related to coal sold for unaffiliated producers. Additionally, in 1992 the Company fully reserved $20,489,000 of loans, a debt guarantee and other related items on behalf of Adventure Resources, Inc. ("Adventure"), an unaffiliated producer. Refer to the Adventure Resources, Inc. section of Note 7 to the Consolidated Financial Statements for further details related to the establishment of this reserve.

During 1994 the Company withdrew from the export market and severed most of its relationships with remaining unaffiliated producers. The Company's retrenchment in these areas helped conserve capital for Company coal production and independent power activities in the face of significantly reduced debt resources available to the Company.

The following tables show, for each of the past five years, tons sold and revenues derived from Company and unaffiliated production as well as revenues from domestic and export activities. Included in Company tonnage below are amounts of produced tonnage purchased from non-Company properties, but processed through Company facilities.




                        Coal Sales in Tons (tons in 000's)
          Year      Total     Company Produced    Sold for Others

          1994     14,815          12,031              2,784
          1993     16,687          11,551              5,136
          1992     19,380          11,774              7,606
          1991     20,627          11,570              9,057
          1990     20,279          11,679              8,600


                          Coal Revenues ($'s in 000's)

          Year      Total     Company Produced    Sold for Others

          1994    370,166          286,970             83,196
          1993    465,256          307,468            157,788
          1992    536,289          309,243            227,046
          1991    567,075          284,399            282,676
          1990    551,099          283,831            267,268



                          Coal Revenues ($'s in 000's)
          Year      Total          Domestic              Export

          1994     370,166         340,489               29,677
          1993     465,256         365,429               99,827
          1992     536,289         399,130              137,159
          1991     567,075         395,162              171,913
          1990     551,099         372,479              178,620


Curtailment of the representation of unaffiliated producers reduced
substantially the requirements for capital by the Company.   WCSC was
the exclusive sales agent for Adventure, whose other affiliated companies include M.A.E. Services, Inc. and Maben Energy Corporation. As sales agent for Adventure, the Company purchased all of Adventure's clean coal production at the time it was produced and carried all inventory and accounts receivable related to the sale of Adventure's coal production. Adventure supplied 1,664,000 tons of the total sales tons purchased by the Company from unaffiliated producers in 1994. On December 2, 1992 Adventure, and certain of its affiliated companies, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of West Virginia. In 1992, the Company fully reserved the $20,489,000 of loans, a debt guarantee and other related items on behalf of Adventure. Pursuant to a plan, whose terms were fully discussed and negotiated with Adventure and related customers, the Company terminated its obligation to buy coal from Adventure and to provide financial support as of November 8, 1994.

In January 1993, another large coal operation for which the Company acted as sales agent stopped producing coal. The Company sold
2,178,000 tons for this producer in 1992.

As a result of its asset dispositions, withdrawal from the export market and reduction in activities related to unaffiliated producers during 1994, the Company closed related sales and field offices located in Banner, Kentucky; Beckley, West Virginia; and Charlotte, North Carolina.

Criterion and the Hampton Division were responsible for 26% of the tons sold and 31% of the coal revenues derived from Company production in 1994. The following tables show, for each of the past five years, tons sold and revenue derived from coal produced at Criterion and the Hampton Division.


                Coal Sales in Tons (tons in 000's)
         Year       Total         Criterion      Hampton

         1994       3,073           1,954         1,119
         1993       3,414           1,853         1,561
         1992       3,531           1,786         1,745
         1991       3,143           1,600         1,543
         1990       2,715           1,380         1,335



                       Revenues ($ in 000's)
         Year      Total         Criterion       Hampton

         1994      89,436          55,800        33,636
         1993     105,711          51,837        53,874
         1992     104,242          48,940        55,302
         1991      93,233          43,449        49,784
         1990      82,898          38,943        43,955




Approximately 81% of the tonnage sold by the Company in 1994 was sold under contracts calling for deliveries over a period longer than one year ("long-term contracts"). The table below presents total sales tonnage and the amount of coal tonnage sold under long-term contracts for the last five years:

               Total Sales               Sales Under Long-
              Tonnage (000s)               Term Contracts
                                       Tons (000s)      %
          1994        14,815              11,981      81%
          1993        16,687              12,774      77%
	   1992        19,380              13,867      72%
	   1991        20,627              13,969      68%
	   1990        20,279              14,761      73%


The table below presents total sales tonnage the Company expects to ship under existing long-term contracts for the next five years from the Company's mining operations at WRI and the Virginia Division:

	     Projected Sales Tonnage
	      Under Existing Long-
	     Term Contracts (000s)

                    Virginia
                    Division        WRI        Total

	   1995        3,471        4,020       7,491
	   1996        1,820        4,400       6,220
	   1997           70        4,400       4,470
	   1998           70        4,400       4,470
	   1999           40        4,400       4,440

The decrease in future long-term contract sales tonnage is due to: (1) the expiration in April 1995 of the Georgia Power Company contract, with shipments of 942,000 tons in 1994, and; (2) the assumed July 1996 expiration of the Duke Power Company contract, with shipments of 2,792,000 tons in 1994. However, although not reflected in the above table, the Duke Power Company contract can be extended through December 31, 2000, provided the parties can reach agreement on the sales price after July 1996. It is likely that the new sales price would be at current market prices.

The majority of the coal produced by WRI is sold under long-term contracts. The long-term contract with its largest customer expires in 2005 and accounted for 60% of the tons sold by WRI in 1994.

WRI has entered into an option agreement whereby it agreed to sell up to an additional 200,000,000 tons of coal through December 31, 2050 to a current customer under a long-term contract. As compensation for the option granted, WRI receives 1 1/4 cents, payable quarterly (with applicable price adjustments) for each optioned ton. The option may be exercised at any time in whole or in part through December 31, 2007. If exercised, the sales price will be based on the market price at the time the option is exercised. WRI recorded income totalling $2,961,000 (net of a negotiated $300,000 reduction) and $3,202,000 during 1994 and 1993, respectively, relative to the option agreement. No coal has been delivered under the option agreement.

In 1994, the 10 largest customers of the Company accounted for 70% of its coal revenues. Its two largest customers, Duke Power Company and Georgia Power Company, accounted for 28% and 12%, respectively, of the Company's coal revenues in 1994 and are expected to account for approximately 65% and 8%, respectively, of the Company's coal revenues in 1995. No other customer accounted for as much as 10% of the Company's 1994 coal revenues. WRI's customers accounted for $30,728,000 in coal revenues in 1994 from the sale of 4,364,000 tons of coal, which represent 8% of the Company's total 1994 coal revenues and 29% of the Company's total tons sold in 1994.

Cleancoal Terminal Company ("Cleancoal"), a wholly-owned subsidiary of the Company, is a rail-to-barge transloading and storage facility on the Ohio River in Kentucky between Louisville, Kentucky and Cincinnati, Ohio. The terminal ceased operations in January 1995 as a result of continuing operating losses and an agreement to sell Cleancoal's assets in 1995 to an indirect wholly-owned subsidiary of
the CSX Corporation.    Refer to Note 3 of the Consolidated Financial
Statements for more details related to the Cleancoal sale. The majority of Cleancoal's employees were laid off on January 31, 1995. The terminal was utilized by the Company to blend and transport coal from producers in Kentucky for shipments to midwestern, southern and
foreign markets.    Cleancoal has an annual transloading capacity of
6,000,000 tons. In a highly competitive market, Cleancoal transloaded 1,304,000 tons, 2,511,000 tons and 2,144,000 tons in 1994, 1993 and
1992, respectively.

Westmoreland Terminal Company, a wholly-owned subsidiary of the Company, has a 20% interest in Dominion Terminal Associates ("DTA"), the owner of a coal storage and vessel-loading facility in Newport News, Virginia. DTA's annual throughput capacity is 22,000,000 tons, and its ground storage capacity is 1,700,000 tons. In 1994, DTA loaded 12,340,000 tons, including 1,250,000 tons for the Company. The terminal was utilized by the Company for most of its coal exporting and intracoastal business. Presently, the Company utilizes the terminal to supply domestic customers via intracoastal waterways and leases ground storage space and vessel-loading capacity and facilities to others. Refer to Note 7 of the Consolidated Financial Statements for further information regarding DTA.




INDEPENDENT POWER OPERATIONS

WEI is engaged in the business of developing and owning interests in cogeneration and other non-regulated independent power plants. Cogeneration is a power production process that provides for the sequential generation of two or more useful forms of energy (e.g., electricity and steam) from a single primary fuel source (e.g., coal). The key elements of a cogeneration project are a long-term contract for the sale of electricity, another long-term contract for the sale of the steam or other thermal energy, long-term contracts for the fuel supply, a suitable site, required permits and project financing. The economic benefits of cogeneration can be substantial because, in addition to generating electricity, a significant portion of the energy is used to produce steam or high temperature water (thermal energy) for industrial processes. Electricity is sold to utilities and in certain situations to end-users of electrical power, including large industrial facilities. Thermal energy from the cogeneration plant is sold to commercial enterprises and other institutions. Large industrial users of thermal energy include plants in the chemical processing, petroleum refining, food processing, pharmaceutical, pulp and paper industries.

A significant market has developed in the United States for power generated by cogeneration and other independent power plants. This development was fostered by the energy crises of the 1970's, which led to the enactment of legislation that encouraged companies to enter the cogeneration and independent power generation industry by reducing regulatory requirements and facilitating the sale of electricity by such companies to utilities. WEI is currently pursuing development opportunities within the United States.

Opportunities are also available in many foreign countries for independent power companies to develop, own and operate electrical power facilities. Using its experience in the United States, WEI has pursued opportunities in China, Western Europe and Mexico.

WEI, through various subsidiaries, currently has interests in eight independent power projects which are summarized in the table filed as
Exhibit 99 to this report. The Roanoke Valley I ("ROVA I" or "ROVA I Project"), the Rensselaer and the Ft. Lupton projects became operational during 1994, bringing the number of projects in commercial service to seven. WEI has a 50% interest in both the ROVA I and Rensselaer projects and made equity funding investments for them totalling $23,178,000 in 1994. The Ft. Lupton project did not require equity funding by WEI. Refer to Note 6 of the Consolidated Financial Statements for additional information concerning WEI.

As part of its plan to raise cash to address short-term liquidity requirements, the Company offered WEI for sale in 1993. During the third quarter of 1994, the Company announced that WEI was no longer being offered for sale.


GENERAL


Employees and Labor Relations

The Company, including subsidiaries, employed 829 people on December 31, 1994 compared with 1,090 on December 31, 1993. Included in these figures are 576 and 758 employees represented by the United Mine Workers of America ("UMWA"), at December 31, 1994 and December 31, 1993, respectively.

The Independent Bituminous Coal Bargaining Alliance ("IBCBA"), an alliance of four coal companies, including Westmoreland Coal Company, was formed in 1992 to negotiate a wage agreement with the UMWA. The IBCBA and the UMWA successfully reached an interim
agreement on July 1, 1993.   A successor five year agreement between
the Company and the UMWA, which retained the major features of the interim agreement, became effective as of December 16, 1993 (the "1993 Agreement"). The 1993 Agreement provides for the Company and the UMWA at the local level to work together to reduce health care costs, maximize the utilization of the Company's investments, recognize special local operating and competitive conditions, provide flexibility in work and scheduling, create incentive programs, recognize employees' skills and performance, involve and integrate employees and the UMWA in the success of their mines and the Company, and improve overall labor management relations. Pursuant to the interim agreement and the 1993 Agreement, the Company implemented a managed care network in southwest Virginia, where most of its active employees are located, and in West Virginia, where most of its retired employees are located, in an effort to control health care costs. Participation for retired employees covered by the Coal Industry Health Benefit Act of 1992 is voluntary. The 1993 Agreement provided for a wage increase of $.50 per hour, retroactive to February 1, 1993, the date on which the prior five-year agreement expired. The 1993 Agreement also provides for additional wage increases of $.40 per hour on December 16, 1994 and December 16, 1995, and for additional wage reopeners in 1996 and 1997.


Competition

The coal industry is highly competitive, and the Company competes (principally on price and quality of coal) with many other coal producers of all sizes. The Company, including the production of WRI, accounted for an estimated 1% of coal production in the United States in 1994. The nation's largest coal producer accounted for an estimated 9% of coal production in the United States in 1994. Coal production in the United States reached a record level in 1994. Coal usage by electric utilities reached record levels in 1994. Coal fired generation was responsible for 56% of all electricity generated within the United States.

The Company's steam coal production also competes with other energy sources in the production of electricity. For example, a significant, but indirect, cause of lower coal demand in the future in the electric utility sector could be low gas prices which could encourage utilities to meet a substantial portion of future electricity growth with natural gas-fired capacity additions. Such a strategy would displace some potential new coal-fired capacity.

WEI is subject to increasing competition with respect to the development of new cogeneration projects from unregulated affiliates of utility companies, affiliates of fuel and equipment suppliers and other independent developers. WEI ranks approximately fortieth in size in the independent power industry with net ownership of 233 megawatts of generation capacity, including 25 megawatts for a project under construction, as compared to its largest competitor which has net ownership of approximately 5,700 megawatts of generation capacity.

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

Energy Regulation

WEI's cogeneration operations are subject to the provisions of various laws and regulations, including the federal Public Utilities Regulatory Policies Act of 1978 ("PURPA"). PURPA provides qualifying cogeneration facility status ("QF") to operations such as WEI's which allows those facilities to operate with certain exemptions from substantial federal and state regulation, including regulation of the rates at which electricity can be sold.

The most significant recent change in energy regulation was the passage of the National Energy Policy Act of 1992 ("EP Act"). Companies can now apply for Exempt Wholesale Generator ("EWG") status
with the Federal Energy Regulatory Commission ("FERC").   An EWG
project can provide electrical energy without the requirement to sell thermal energy to a user. The EP Act permits an EWG project to also be a QF project. An EWG that is not a QF project must have its power rates approved. An EWG project that is a QF project can receive avoided cost rates that are not subject to approval by FERC. WEI received EWG status and power rate approval for its ROVA I project in December 1993 as permitted in its power purchase agreement. In order to provide additional flexibility, in March 1995 WEI received EWG status for all of its other projects except Ft. Lupton and Fort Drum. WEI intends to maintain the QF status for all its current projects except ROVA I. For projects developed in the future, a case-by-case determination of QF and/or EWG status will be completed to optimize project returns. Refer to the 'Recent Developments Relating to Independent Power Projects' section of Note 6 to the Consolidated Financial Statements for further information regarding QF issues and ROVA I's "forced outage" issue.


Protection of the Environment

Mining Operations. The Company believes its mining operations are substantially in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. Present compliance is largely a result of capital expenditures and maintenance and monitoring activities. In 1994 the Company invested approximately $597,000 for capital additions and accrued approximately $1,245,000 against earnings in order to comply with environmental regulations applicable to its mining operations. The $1,245,000 accrual does not include a $3,135,000 credit to earnings resulting from a reversal of reclamation accruals in connection with the sales of inactive properties in West Virginia and the assets of Criterion in Kentucky. Actual cash paid to perform reclamation in 1994 amounted to $1,000,000. In 1993 the Company invested approximately $413,000 for capital additions and charged $7,247,000 to earnings which included a $4,235,000 accrual as part of the Company's mine closure costs. In addition, reclamation fees imposed by the Federal Surface Mining Control and Reclamation Act of 1977 (the "Surface Mining Act") amounted to approximately $2,414,000 in 1994.

The Company projects that in 1995 it will spend approximately $100,000 for capital additions and it will expense approximately $930,000 for maintenance and monitoring activities to meet environmental requirements for operations it continues to own. The reduction in overall expenditures for environmental purposes is largely due to the asset dispositions that took place in 1994 and early 1995, pursuant to which the buyers assumed reclamation and environmental liabilities. Expenditures could change either to reflect the impact of new regulations or because presently unforeseeable conditions may be imposed on future mining permits.

The Surface Mining Act regulations set forth standards, limitations and requirements for surface mining operations and for the surface effects of underground mining operations. Under the regulatory scheme contemplated by the Surface Mining Act, the Federal Office of Surface Mining ("OSM") issued regulations which set the minimum standards to which State agencies concerned with the regulation of coal mining must adhere. States that wish to regulate such coal mining must present their regulatory plans to OSM for approval. Once a State plan receives final approval, the State agency has primary regulatory authority over mining within the State, and OSM acts principally in a supervisory role. State agencies may impose standards more stringent than those required by OSM. The three states in which the Company currently mines coal, Virginia, Kentucky and Montana, have all submitted regulatory plans to OSM, and these plans have received final approval. There would be potential risk to the Company in the event it, or any of its independent contractors, fails to satisfy the obligations created by the Surface Mining Act. Independent contractors mining on Company properties, pursuant to their agreements with the Company, are primarily responsible for compliance with environmental laws relating to those properties. In the event, however, that any of its independent contractors fail to satisfy their obligations under the Surface Mining Act, the Company, depending upon the circumstances, might have, and has had, to carry out such obligations in order to avoid having its existing permits revoked or applications for new permits or permit modifications blocked. Compliance with the Surface Mining Act regulations has been costly for the Company and the coal mining industry in general.

In 1990 certain amendments were enacted to the Clean Air Act ("1990 Amendments"). As the first major revisions to the Clean Air Act since 1977, the 1990 Amendments vastly expanded the scope of federal regulations and enforcement in several significant respects. In particular, the 1990 Amendments require that the United States Environmental Protection Agency issue new regulations related to ozone non-attainment, air toxics and acid rain. Phase I of the acid rain provisions required, among other things, that electric utilities reduce their sulfur dioxide emissions to less than 2.5 lbs per million Btu by January 1, 1995. Phase II requires an additional reduction in emissions to less than 1.2 lbs per million Btu by January 1, 2000.

The 1990 Amendments allow utilities the freedom to choose the manner in which they will effect compliance with the required emission standards, including switching to lower sulfur coal, scrubbing and using SO2 credit allowances. The Company currently anticipates little or no impact from the ozone non-attainment and air toxic provisions of the 1990 Amendments.


Independent Power. The environmental laws and regulations applicable to the projects in which WEI participates primarily involve the discharge of emissions into the water and air, but can also include wetlands preservation and noise regulation. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies. Meeting the requirements of each jurisdiction with authority over a project can delay or sometimes prevent the completion of a proposed project, as well as require extensive modifications to existing projects. The partnership owners of the projects in which WEI has its interests have the primary responsibility for obtaining the required permits and complying with the relevant environmental laws.

The Clean Air Act and the 1990 Amendments contain provisions that regulate the amount of sulfur dioxide and nitrogen oxides that may be emitted by a project. Most of the projects in which WEI has investments are fueled by low sulfur coal and are not expected to be significantly affected by the acid rain provisions of the 1990 Amendments. New domestic projects will be required to obtain allowance offsets for SO2 emissions if they do not meet emission standards.

Segment Information

For financial information about Westmoreland's industry segments and export sales for the years 1994, 1993 and 1992 refer to Note 16 to the Consolidated Financial Statements.

For a discussion of certain factors affecting the business of Westmoreland in 1994, 1993 and 1992 refer to Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to the Consolidated Financial Statements.





ITEM 2 - PROPERTIES


As of December 31, 1994, the Company owned or leased coal properties located in Virginia, West Virginia, Kentucky and Montana. The Company's estimated demonstrated reserves (excluding reserves deemed by the Company to be uneconomic to mine) in owned or leased property on December 31, 1994 in the three eastern states were 36,552,000 tons and in Montana were 664,495,000 tons. In the three eastern states the Company also owned or leased 320,467,000 tons currently classified by the Company as Unassigned Uneconomic. Unassigned Uneconomic tonnages are legally recoverable with current technology, but require significant capital expenditures and construction of new mine openings and are not in the Company's mining plans today, because they cannot be mined profitably based on current projected economic conditions. Nearly all of the Company's eastern reserves are leased from others including 334,848,000 tons under lease from Penn Virginia Resources Corporation, a wholly-owned subsidiary of Penn Virginia Corporation, ("Penn Virginia") which controlled an 18.95% and 18.96% voting interest in the Company at December 31, 1994 and December 31, 1993, respectively. All leases with Penn Virginia run to exhaustion of the coal reserves. Properties located in Montana are leased by WRI from the Crow Tribe of Indians and run to exhaustion. The balance of the Company's leases are for varying terms, including to exhaustion. In January 1995, as part of its sale of the Hampton Division, the Company sold back coal reserve leases in West Virginia (the Hampton Division) of 62,875,000 tons to the lessor, Penn Virginia. These reserves consisted of 8,091,000 tons of demonstrated reserves and the balance were Unassigned Uneconomic reserves. Refer to Notes 2 and 11 to the Consolidated Financial Statements for additional discussion about this sale.

The following table shows the Company's estimated demonstrated coal reserve base and production in 1994. The term "demonstrated coal reserve base" is as defined in the "Coal Resource Classification System of the U.S. Geological Survey" (Circular 891). This represents the sum of the measured and indicated reserve bases and includes assigned and unassigned economic reserves.


              Summary of Demonstrated Coal Reserve Base and Production Tons
                                    as of December 31, 1994
                                       (in thousands)

                                                                                               Total Demonstrated
                        1994                                     Unassigned        Coal Reserve
                     Production   Sulfur <1>    Assigned <2>    Economic<3>           Base
Eastern Operations
Virginia <4>
  Steam                  3,504     1.05/1.24           20,796        5,741             26,537
  Metallurgical            189       .58                    0        1,924              1,924

West Virginia <5>
  Steam                    980     .77/.85              8,091            0              8,091

Kentucky <6>
  Steam                  1,886     .76/.95/1.35             0            0                  0

Subtotal-Steam           6,370                         28,887        5,741             34,628
Subtotal-Met               189                              0        1,924              1,924

Subtotal Eastern
  Operations             6,559                         28,887        7,665             36,552

Western Operations
Montana
  Steam                  4,364       .65              664,495           0             664,495

Total All Operations    10,923                        693,382       7,665             701,047

<1>  Percent Sulfur applies to the 1994 production tonnages.

<2>  Assigned tonnages are legally recoverable through existing facilities based on current mining plans with current technology and the Company's infrastructure.

<3>  Unassigned Economic tonnages require significant capital expenditures and construction of new mine openings before mining could begin and are legally and economically recoverable with current technology and the Company's infrastructure.

<4>  A portion of the reserves in Virginia extend underground into eastern Kentucky.  Those reserves are included with Virginia reserves.

<5>  These reserves were sold back to the lessor in January 1995.  See Notes 2 and 11 to the
     Consolidated Financial Statements.

<6>  These reserves were sold in December 1994.  See Note 2 to the Consolidated Financial Statements.

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



Coal reserves in Montana represent recoverable tonnage held under the terms of the Crow Tribe Lease, as amended in 1982, and other minor leases. These reserves were estimated to be 799,803,000 tons as of January 1, 1980 based principally upon a report by independent consulting geologists, prepared in February 1980. The reserves consist of two main seams and a stray seam between the upper and lower main seams. Currently, the upper seam, with estimated assigned reserves of 250,000,000 tons, is the only seam being mined in response to a quality modification currently required by a significant customer. Annually, estimated remaining recoverable reserves are reduced by production in the upper main seam and by the amount of reserves in the lower and stray seams bypassed after mining the upper main seam.

In addition to the coal reserves mentioned above, as of December 31, 1994 the Company owns several coal preparation and loading facilities in Virginia and West Virginia. WRI owns and operates a dragline and coal crushing and loading facilities at its mine in Montana.

Refer to Note 6 to the Consolidated Financial Statements for a description of the properties in which WEI has an interest.









ITEM 3 - LEGAL PROCEEDINGS


Bankruptcy Proceedings

On November 8, 1994, the Company filed a petition under Chapter 11 of the Federal Bankruptcy Code seeking the confirmation of a so-called "pre-packaged" Plan of Reorganization. This measure was taken to obtain protection from the Company's principal lenders pending the closing of the sale of the assets of Criterion which closing was also facilitated by the filing. The Federal Bankruptcy Court approved the Company's Plan of Reorganization on December 16, 1994. As approved in the Plan of Reorganization, the Company proceeded to complete its sale of the assets of Criterion on December 22, 1994 and paid in full its maturing debt obligations, at which time it emerged from bankruptcy. Refer to Note 1 to the Consolidated Financial Statements for additional information concerning the Company's Plan of Reorganization.

Westmoreland Energy, Inc.

WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership's principal customer contracted to purchase the electricity generated by ROVA I under a long-term contract. In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of the provisions of the contract dealing with the payment of the capacity purchase price when the facility experiences a forced outage day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The ROVA Partnership believes that the customer is required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated annual number. The customer asserts that it is not required to do so.

Through December 31, 1994, the customer withheld approximately $5,856,000 of capacity purchase price payments to the ROVA Partnership because of this dispute. On October 31, 1994, the ROVA Partnership filed a complaint in the Circuit Court of the City of Richmond, Virginia to recover these amounts and to confirm that such payments may not be withheld in the future. On December 12, 1994 the customer filed a motion to dismiss the complaint and on March 17, 1995 the Court granted this motion. The ROVA Partnership is evaluating its legal options which include the possibility of an appeal of this ruling. The capacity purchase price withheld had been included in the revenues and earnings of the ROVA Partnership until a reserve was recorded as of December 31, 1994 for the full amount withheld by the customer. WEI had recognized its 50% share of the withheld payments in earnings in the second, third and fourth quarters of 1994. In the fourth quarter of 1994, WEI's revenues were reduced by $2,928,000, representing its 50% share of the disputed amount. The customer has withheld an additional $872,000 from the ROVA Partnership through March 24, 1995. No earnings are being recognized by WEI in 1995 for payments withheld by the customer relating to forced outage days. The Company believes that the ROVA Partnership's position is correct. However, the Company is unable to predict the outcome of this proceeding, or the amount, if any, that the customer may be ordered to pay related to this matter. Additionally, WEI has been evaluating ways to minimize the number of forced outage days in the future. Regardless of the outcome, the Company believes ROVA I will continue to operate profitably and generate positive cash flows. Refer to the Recent Developments Relating to Independent Power Projects' section of
Note 6 to the Consolidated Financial Statements for a discussion of other legal issues involving WEI.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is inapplicable.








Executive Officers of the Registrant

Below is a table showing the executive officers of the Company, their ages as of March 1, 1995, positions held and year of election to their present offices. No family relationships exist among them. All of the officers are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

     Name                    Age        Position(s)            Held Since

(1) Christopher K. Seglem     48  President and                     1992
                                  Chief Executive Officer           1993

(2) Ronald W. Stucki          50  Senior Vice President-
                                  Operations                        1992

(3) Matthew S. Sakurada       42  President,
                                  Westmoreland Energy, Inc.         1994

(4) Joseph W. Lee             51  President,
                                  Westmoreland Coal Sales Company   1991

(5) Francis J. Boyle          49  Senior Vice President, Chief
                                  Financial Officer and Treasurer   1993

(6) Theodore E. Worcester     54  Senior Vice President and         1992
                                  General Counsel                   1990

(7) R. Page Henley, Jr.       59  Senior Vice President-
                                  Development                       1992

(8) Thomas C. Sharpe          42  Controller                        1994

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

 (2) Mr. Stucki was General Manager and Vice President of Colorado Westmoreland Inc. (a former wholly-owned subsidiary of the Company) until the operation was sold to Cyprus Coal Company ("Cyprus") in November 1988, where he continued employment and became Vice President of the Colorado and Wyoming operations. He left Cyprus to rejoin the Company as Senior Vice President-Operations in July 1992. Mr. Stucki is a registered professional engineer.

 (3) Mr. Sakurada was elected Vice President-Project Development of the WEI in 1988, which position he held until he was elected Vice President and General Manager of WEI in 1993. Mr. Sakurada was elected President of WEI on April 13, 1994. Mr. Sakurada is a registered professional engineer.

 (4) Mr. Lee was elected Vice President-Purchasing and Northern Sales of WCSC in 1988, which position he held until he was elected
Senior Vice President of WCSC on July 1, 1991. Mr. Lee was elected President of WCSC on August 1, 1991.

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

 (7) Mr. Henley was elected Vice President-Development and Government Affairs in May 1988, which position he held until he was elected Senior Vice President-Development and Government Affairs in May
1990.  In June 1992, he was elected Senior Vice President-
Government Affairs. In 1993, Mr. Henley was also elected Vice President, General Counsel and Secretary of the Company's WEI subsidiary, and undertook additional duties, including project development. In 1994, Mr. Henley was elected Senior Vice President-Development of the Company, and retained his position as Vice President of the Company's WEI subsidiary. He is a member of the bars of West Virginia and Virginia.

 (8) Mr. Sharpe was elected Assistant Controller of the Company in March 1989, which position he held until he was appointed Acting
Controller on April 7, 1994.  He was elected Controller of the
Company on May 3, 1994.

	Each of the foregoing persons held the offices indicated at the time of the Company's bankruptcy filing and emergence from bankruptcy.


PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
		 STOCKHOLDER MATTERS

Reference is hereby made to the section entitled "Market Information on Capital Stock" in Exhibit 13.


ITEM 6 - SELECTED FINANCIAL DATA

Reference is hereby made to the section entitled "Five-Year Review" in
Exhibit 13.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS

Reference is hereby made to the section entitled "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in Exhibit 13.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is hereby made to Financial Statements and related Notes in
Exhibit 13.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	 ACCOUNTING AND FINANCIAL DISCLOSURE

This item is inapplicable.


PART III




ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



ITEM 11 - EXECUTIVE COMPENSATION



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
		 AND MANAGEMENT



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS




For Items 10-13, inclusive, except for information concerning executive officers of Westmoreland included as an unnumbered item in
Part I above, reference is hereby made to Westmoreland's definitive proxy statement dated April 28, 1995, to be filed in accordance with Regulation 14A pursuant to Section 14(a) of the Securities Exchange Act of 1934, which is incorporated herein by reference thereto.



PART IV




ITEM 14- EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM
8-K

a) 1.   The financial statements filed herewith are the Consolidated
Balance Sheets of the Company and subsidiaries as of December
31, 1994 and December 31, 1993, and the related Consolidated
Statements of Income, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1994 together with the related Notes and the Summary of Significant Accounting Policies which are contained in
Exhibit 13.


   2.   The financial statement schedule (Schedule VIII) - Valuation
and 		qualifying accounts filed herewith is included at the end
of 		this report.

   3. The following exhibits are filed herewith as required by Item 601 of Regulation S-K:


		(2)	Plan of acquisition, reorganization, arrangement,
liquidation or succession

			(a) Westmoreland's Plan of Reorganization was confirmed by an order of the United States
Bankruptcy Court for the District of Delaware on December 16, 1994, and upon complying with the conditions of the order, Westmoreland emerged from bankruptcy on December 22, 1994. A copy of the confirmed Plan of Reorganization was filed as an Exhibit to Westmoreland's Report on Form
8-K filed December 30, 1994, which is
incorporated herein by reference thereto.


        (3) (a) Articles of incorporation:
				Restated Certificate of Incorporation, filed
with the Office of the Secretary of State of Delaware on February 21, 1995.

            (b) Bylaws, as amended on June 6, 1994.


        (4)  Instruments defining the rights of security holders

            (a)	Certificate of Designation of Series A
Convertible Exchangeable Preferred Stock of the
Company defining the rights of holders of such stock, filed July 8, 1992 as an amendment to the Company's Certificate of Incorporation, and filed as Exhibit 3(a) to Westmoreland's Form 10-
K for 1992.

            (b)  Form of Indenture between Westmoreland and
Fidelity Bank, National Association, as Trustee relating to the Exchange Debentures. Reference is hereby made to Exhibit 4.1 to Form S-2
Registration 33-47872 filed May 13, 1992, and
Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

            (c) Form of Exchange Debenture Reference is hereby made to Exhibit 4.2 to Form S-2 Registration 33-
47872 filed May 13, 1992, and Amendments 1 through
4 thereto, which Exhibit is incorporated herein by reference.

            (d)  Form of Deposit Agreement among Westmoreland,
First Chicago Trust Company of New York, as
Depository and the holders from time to time of the Depository Receipts. Reference is hereby made to Exhibit 4.3 to Form S-2 Registration 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

            (e) Form of Certificate of Designation for the Series A Convertible Exchangeable Preferred
Stock. Reference is hereby made to Exhibit 4.4 to Form S-2 Registration 33-47872 filed May 13,
1992, and Amendments 1 through 4 thereto, which
Exhibit is incorporated herein by reference.

            (f) Specimen certificate representing the common stock of Westmoreland, filed as Exhibit 4(c) to Westmoreland's Registration Statement on Form S-
2, Registration No. 33-1950, filed December 4,
1985, is hereby incorporated by reference.

            (g)  Specimen certificate representing the
Preferred Stock.  Reference is hereby made to
Exhibit 4.6 to Form S-2 Registration 33-47872
filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

            (h) Form of Depository Receipt. Reference is hereby made to Exhibit 4.7 to Form S-2
Registration 33-47872 filed May 13, 1992, and
Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

            (i)  In accordance with paragraph (b)(4)(iii) of
Item 601 of Regulation S-K, Westmoreland hereby agrees to furnish to the Commission, upon request, copies of all other long-term debt instruments.

 (10)  Material Contracts


          (a)    On January 5, 1982, the Board of Directors of
Westmoreland adopted a Management by
Objectives Plan ("MBO Plan") for senior
management. A description of this MBO Plan is set forth on page 9 of Westmoreland's definitive proxy statement dated March 31, 1982, which description is incorporated herein by reference thereto.

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

          (f)  	Agreement dated January 1, 1986 between Mill-
Power Supply Company, agent for Duke Power
Company, and Westmoreland Coal Sales Company, agent for Westmoreland, which is incorporated herein by reference thereto. Reference is hereby made to pages 80 - 103, inclusive, of Westmoreland's Annual Report on Form 10-K for
1985 (SEC File #0-752), which pages are
incorporated herein by reference thereto.

          (g)  	In 1990, the Board of Directors established an
Executive Severance Policy for certain executive officers, which provides a severance award in the event of termination of employment. Reference is hereby made to Exhibit 10(h) to Westmoreland's
Annual Report on Form 10-K for 1990 (SEC File #0-
752), which Exhibit 10(h) is incorporated herein by reference thereto.

          (h)  	Westmoreland Coal Company 1991 Non-Qualified Stock
Option Plan for Non-Employee Directors - Reference is hereby made to Exhibit 10(i) to Westmoreland's
Annual Report on Form 10-K for 1990 (SEC File #0-
752), which Exhibit 10(i) is incorporated herein by reference thereto.

          (i)   	Effective January 1, 1992, the Board of Directors
established a Supplemental Executive Retirement
Plan ("SERP") for certain executive officers and other key individuals, to supplement Westmoreland's
Retirement Plan by not being limited to certain
Internal Revenue Code limitations. A description of this SERP is set forth on page 11 of Westmoreland's definitive proxy statement dated
June 9, 1992, which description is incorporated herein by reference thereto.

          (j)   	Amended Coal Mining Agreement between Westmoreland
Resources, Inc. and Crow Tribe of Indians, dated
November 26, 1974, as further amended in 1982, filed as Exhibit (10)(a) to Westmoreland's
Quarterly Report on Form 10-Q for the quarter ended
March 31, 1992, is incorporated by reference thereto.

         (k)   	Amendment and Restatement of Virginia Lease
between Penn Virginia Resources Corporation and
Westmoreland, effective as of July 1, 1988, as further amended May 6, 1992, filed as Exhibit
10(b) to Westmoreland's Quarterly Report on Form
10-Q for the quarter ended March 31, 1992, is incorporated by reference thereto.

         (l) 	Amendment and Restatement of Hampton Lease
between Penn Virginia Resources Corporation and
Westmoreland, effective as of July 1, 1988, as further amended May 6, 1992, filed as Exhibit
10(c) to Westmoreland's Quarterly Report on Form
10-Q for the quarter ended March 31, 1992, is incorporated by reference thereto.

         (m)   	Acquisition Agreement, dated May 6, 1992 by and
among Westmoreland, Penn Virginia Resources
Corporation and Penn Virginia Equities
Corporation, including as Exhibit A thereto, a form of agreement to be executed by the parties on the Closing Date described therein, filed as
Exhibit 10(d) to Westmoreland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, is incorporated by reference thereto.

         (n)  	Agreement dated July 9, 1992 by and among
Westmoreland, Penn Virginia Resources Corporation and Penn Virginia Equities Corporation, with respect to (i) registration rights granted to Penn
Virginia, (ii) the number of directors which Penn
Virginia for a period of two years may designate to be elected to Westmoreland's Board of Directors and (iii) other conditions, as set forth therein, which is discussed in Item 13 of Westmoreland's
Form 10-K for 1992.

         (o)   	Agreement dated October 9, 1992 by and among
Westmoreland, Penn Virginia Resources Corporation and Penn Virginia Equities Corporation amending and modifying prior agreements by and among the parties as set forth therein, which is discussed in Item 13 of Westmoreland's Form 10-K for 1992.

         (p)	Effective February 1, 1995, the Board of Directors
established a Long-Term Incentive Stock Plan for officers and other salaried employees of Westmoreland and its subsidiaries, subject to shareholder approval. A description of this Plan is set forth in Westmoreland's definitive proxy to be dated on or before April 28, 1995, which description is incorporated herein by reference thereto.

		   (q)   	On July 28, 1994, the Company reached a definitive
agreement to sell the assets of its wholly-owned subsidiary, Criterion Coal Company and its affiliates to CONSOL of Kentucky, Inc. The sale was consummated on December 22, 1994, upon complying with the order of the Bankruptcy Court for the District of Delaware, on which date the Company emerged from bankruptcy. A copy of the agreement of sale, and pertinent amendments and supplements thereto are attached as an Exhibit.

        (13) 	Westmoreland Coal Company's 1994 Annual
Report to Shareholders:   Management's
Discussion and Analysis of Financial
Condition and Results of Operations, Five-
Year Review, Consolidated Financial
Statements, the Notes to the Consolidated
Financial Statements and Market Information on Capital Stock.

        (21) Subsidiaries of the Registrant

        (23) Consent of Independent Certified Public Accountants

		(27) Financial data Schedule

		(99) WEI Project Chart

b)  Reports on Form 8-K.



       (1)  On November 3, 1994 Westmoreland Coal Company filed a
Report on Form 8-K. This report contained discussion that Westmoreland's lenders had agreed to extend the date of repayment of Westmoreland restructured debt until November
8, 1994 and its press release dated November 1, 1994 as an exhibit.

       (2) On December 30, 1994 Westmoreland Coal Company filed a Report on Form 8-K. This report contained discussions related to the sale of the assets of its subsidiary, Criterion Coal Company, to CONSOL of Kentucky, Inc. and to the confirmation of Westmoreland's Plan of Reorganization by the Bankruptcy Court for the District of Delaware and its emergence from bankruptcy on December 22, 1994, upon complying with the Court's order, and the press releases dated December 16, 1994 and December 22, 1994, respectively.




                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WESTMORELAND COAL COMPANY

  March 31, 1995	By /s/ Francis J. Boyle
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

     Signature                        Title                   Date

Principal Executive Officer:
                             President,
                             Chief Executive Officer
/s/ Christopher K. Seglem     and Director 		 March 31, 1995
Christopher K. Seglem

Directors:

/s/ Pemberton Hutchinson     Chairman of the Board     March 31,
1995
Pemberton Hutchinson

/s/ E. B. Leisenring, Jr.         Director             March 31,
1995
E. B. Leisenring, Jr.

/s/ William R. Klaus              Director             March 31,
1995
William R. Klaus

/s/ Brenton S. Halsey		     Director        	March 31, 1995
Brenton S. Halsey

/s/ Edwin E. Tuttle 		     Director        	March 31, 1995
Edwin E. Tuttle

/s/ Lennox K. Black 		     Director        	March 31, 1995
Lennox K. Black

Principal Accounting Officer:
/s/ Thomas C. Sharpe      	     Controller	 	March 31, 1995
Thomas C. Sharpe









INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Westmoreland Coal Company:



Under date of March 24, 1995, we reported on the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 1994 and 1993, and the related statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the annual report on Form 10-K for the year 1994.
In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule VIII. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





								KPMG Peat Marwick LLP







Philadelphia, PA
March 24, 1995





                                                             Schedule VIII


WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Valuations and Qualifying Accounts
Years ended December 31, 1994, 1993 and 1992
(in thousands)
                                							                    Additions
                                         Balance at      (deductions)         Other
                                          beginning   charged (credited)    additions      Balance at
                                            of year       to earnings       (deductions)   end of year
Year ended December 31, 1994:

   Allowance for doubtful accounts         $ 28,530        (2,738)            (5,421)       20,371 <B>
   Accrual for workers' compensation       $ 26,457         5,107             (4,384)       27,180
   Accrual for pneumoconiosis benefits     $ 17,475        (2,471)               -          15,004
   Accrual for postretirement medical
      benefits                             $ 37,290        21,053            (13,863)       44,480


Year ended December 31, 1993:

   Allowance for doubtful accounts         $ 31,813          (257)            (3,026)       28,530 <B>
   Accrual for workers' compensation       $ 16,370        17,204             (7,117)       26,457
   Accrual for pneumoconiosis benefits     $ 19,522        (2,047)               -          17,475
   Accrual for postretirement medical
     costs                                 $    -          48,721 <A>        (11,431)       37,290


Year ended December 31, 1992:

   Allowance for doubtful accounts         $  2,416        29,055                342        31,813
   Accrual for workers' compensation       $ 10,879        11,033             (5,542)       16,370
   Accrual for pneumoconiosis benefits     $ 21,501        (1,979)               -          19,522


Amounts above include current and non-current valuation accounts.

<A>  See Note 10 to the Consolidated Financial Statements.

<B>	Includes reserves of $18,854,000 and $22,234,000 as of December 31, 1994 and 1993,
 respectively, netted against Other Assets in the Company's Consolidated Balance Sheets.


