Form 10-Q
period 1995-03-31
WESTMORELAND COAL CO
filed 1995-05-15
CIK 106455

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 1995

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


               Yes    X         No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 1995:  6,960,966




PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                 March 31, 1995        Dec. 31, 1994
                                    (Unaudited)

                                                ASSETS
CURRENT ASSETS
  Cash and cash equivalents        $  23,643              $  15,453
  Notes and accounts receivable
    Coal sales                        11,245                 21,333
    Notes                              3,830                  4,946
    Other                                750                  2,367
                                      15,825                 28,646
    Less allowance for
     doubtful accounts                2,457                  3,317
                                      13,368                 25,329
Inventories
    Coal                              5,067                  3,554
    Mine supplies                      4,486                  5,050
                                       9,553                  8,604

   Other current assets                  975                    952

TOTAL CURRENT ASSETS                  47,539                 50,338

Property, plant and equipment
  Land and mineral rights             30,036                 30,175
  Plant and equipment                254,125                278,400
                                     284,161                308,575
  Less accumulated depreciation
    and depletion                    199,781                218,847
                                      84,380                 89,728

Assets of Cleancoal Terminal Co.
  held for sale                        5,968                  6,149
Investment in Independent
  Power Projects                      43,901                 43,046
Investment in DTA                     19,972                 20,375
Other assets                          19,546                 20,103

TOTAL ASSETS                      $  221,306              $ 229,739

See accompanying notes to condensed consolidated financial statements.



                  WESTMORELAND COAL COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands)


                                   March 31, 1995      Dec. 31, 1994
                                     (Unaudited)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current installments of
    long-term debt                        $ 2,526         $   3,561
  Accounts payable and accrued expenses    24,971            30,311
  Accrual for workers' compensation         5,450             5,409
  Accrual for postretirement
    medical costs                           8,075             8,075
  Preferred dividends payable               1,222               -
  Taxes on income                           3,968             3,963
  Deferred income taxes                       500               500

  TOTAL CURRENT LIABILITIES                46,712            51,819

Long-term debt                             11,884            12,370
Accrual for pneumoconiosis
  benefits                                 14,386            15,004
Accrual for workers' compensation          21,851            21,771
Accrual for postretirement
  medical costs                            38,296            36,405
Other liabilities                          12,116            16,613
Deferred income taxes                      14,595            14,732
Minority interest                          10,486            10,301
SHAREHOLDERS' EQUITY
  Preferred stock of $1.00 par value
   Authorized 5,000,000 shares;
   Issued 575,000 shares                      575               575
  Common stock of $2.50 par value
   Authorized 20,000,000 shares;
   Issued 6,960,966 shares at 3/31/95      17,400
   Issued 6,957,084 shares at 12/31/94                       17,390
  Other paid-in capital                    94,643            94,653
  Accumulated deficit                     (61,638)          (61,894)

  TOTAL SHAREHOLDERS' EQUITY               50,980            50,724

TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY               $ 221,306         $ 229,739



See accompanying notes to condensed consolidated financial statements.


WESTMORELAND COAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(Unaudited)
                                             Three Months Ended
                                                  March 31
                                             1995         1994*
Revenues:
  Coal                                   $ 40,788     $ 98,160
  Independent Power                         4,895        1,074
                                           45,683       99,234

Cost and expenses:
  Cost of coal sold                        44,558       91,267
  Cost of sales -Independent Power            378          627
  Depreciation, depletion and
    amortization                            5,039        4,251
  Selling and administrative                4,966        6,359
  Provision for (reversal of)
    doubtful accounts                        (967)         192
                                           53,974      102,696

Operating loss                             (8,291)      (3,462)

Gains on the sales of assets                9,515           -

Interest expense                              342        1,093
Interest income                               625          284
Other income                                  514          247
Income (loss) before income tax expense
    (benefit) and minority interest         2,021       (4,024)

Income taxes (benefit):
    Current                                   495          513
    Deferred                                 (137)          56

                                              358          569

Minority interest                             185          195

Net income (loss)                           1,478       (4,788)
Less preferred stock dividends declared     1,222        1,222

Net income (loss) applicable to
  common shareholders                    $    256    $  (6,010)
Net income (loss) per share applicable
  to common shareholders                 $    .04    $    (.86)

Weighted average number of common
  shares outstanding                        6,959        6,955

See accompanying Notes to Consolidated Financial Statements.

* Restated to reflect Westmoreland Energy, Inc. as a continuing operation.


WESTMORELAND COAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



Three Months Ended March 31,                  1995          1994*
                                               (in thousands)

Cash flows from operating activities:
 Net income (loss)                         $ 1,478      $ (4,788)
 Adjustments to reconcile net income
   (loss) to net cash (used) provided by
   operating activities:
   Gains on the sales of assets             (9,515)           -
   Equity earnings from independent
     power projects                         (2,735)         (984)
   Recognition of development fee income    (1,750)           -
   Cash distributions from independent
     power projects                          1,880            -
   Depreciation, depletion and
     amortization                            5,039         4,251
   Increase (decrease) in deferred
     income taxes                             (137)           56
   Decrease in accrual for
     pneumoconiosis benefits                  (618)         (325)
   Minority interest in WRI's income           185           195
   Decrease in customers accounts receivable,
     net of allowance for
     doubtful accounts                       9,190         9,366
   Decrease in other receivables             1,548           544
   Increase in inventories                  (1,224)       (6,654)
   Decrease in accounts payable and
     accrued expenses                       (5,777)       (3,605)
   Increase in income taxes payable              5           512
   Increase in accrual for
     postretirement medical costs            1,891         1,813
   Decrease in long-term accruals             (596)         (279)
   Other                                       665           662
 Net cash (used) provided by operating
   activities                                 (471)          764

Cash flows from investing activities:
 Fixed assets additions                       (188)       (1,276)
 (Increase) decrease in notes receivable     1,405          (874)
 Net proceeds from sales of assets		   10,068            45

Net cash (used) provided
    in investing activities                 11,285        (2,105)

* Restated to reflect Westmoreland Energy, Inc. as a continuing operation.



Cash flows from financing activities:
 Hampton lease buyout premium               (1,103)           -
 Repayment of long-term debt                (1,521)       (2,413)
 Cash deposits to support surety bonds 	      -          (3,800)

 Dividends paid to shareholders                -          (1,222)
Net cash used in financing activities       (2,624)       (7,435)

Net increase (decrease) in cash
  and cash equivalents                       8,190        (8,776)
Cash and cash equivalents,
  beginning of period                       15,453        24,262
Cash and cash equivalents,
  end of period                          $  23,643      $ 15,486



Supplemental disclosures of cash flow information:

Cash paid during the period for:
   Interest                               $     467      $    902
   Income taxes, net                      $     903      $      6


Supplemental disclosure on non-cash investing activities:
In the first quarter of 1995, $8,000,000 was distributed from debt reserve accounts of certain of the Company's independent power projects and were substituted with bank letters of credit. The cash proceeds are restricted as to use and were invested in certificates of deposit of the bank issuing the letters of credit. The certificates of deposit collateralize the letters of credit and are classified on the Company's Condensed Consolidated Balance Sheets as an Investment in Independent Power Projects.

See accompanying notes to condensed consolidated financial statements.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Notes contained herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements filed on Form 10-K for the year ended December 31, 1994. The financial information contained in this Form 10-Q is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature.



1.  Commitments and Contingencies

Westmoreland Energy, Inc. ("WEI")

WEI, through subsidiaries and 100%-owned partnerships, holds general and limited equity interests in partnerships which were formed to develop and own cogeneration and other non-regulated independent power plants. Equity interests in these partnerships range from 1.25 percent to 50 percent.
Generally, the lenders to these partnerships have recourse only against these projects and the income and revenues therefrom. The project debt agreements contain various restrictive covenants including restrictions on making cash distributions to the partners. The partnerships are in compliance with all of these covenants.


Equity Funding Commitments

WEI has one remaining equity funding commitment estimated to be $4,600,000 for the Roanoke Valley II Project ("ROVA II") which is expected to be paid in the second half of 1995. In the event that after the start-up of this project the conversion of the project construction loan to a term loan is delayed beyond December 31, 1995, WEI's required equity funding commitment could be up to $14,600,000. The conversion from a construction loan to a term loan is expected to occur in the fourth quarter of 1995. Additionally, if the total cost of ROVA II exceeds $91,700,000, WEI's equity funding commitment would increase by 50% of the amount of such overrun. ROVA II is scheduled to commence commercial operation in the second quarter of 1995 with a total expected cost of less than $91,700,000.


Equity Support Agreement

On April 15, 1993, the Company entered into an equity support agreement with LG&E Power Inc. ("LG&E") whereby WEI's equity funding commitments of the Roanoke Valley I Project ("ROVA I"), the Rensselaer Project and ROVA II were guaranteed by LG&E. The anticipated $4,600,000 equity funding commitment of ROVA II is guaranteed by LG&E. As consideration for this guarantee and those previous guarantees supporting ROVA I and the Rensselaer Project (both funded by the Company in December
1994), the Company had pledged its interest in all three of these Projects as security to LG&E. WEI's ownership interest in the Rensselaer Project, ROVA I and ROVA II will continue to be pledged to LG&E until the ROVA II equity funding commitment is satisfied. The Company pays fees of 1.25 percent per annum on the aggregate amount of the unfunded guarantees and a one-time fee of $4,750,000, paid in 1994. The $4,750,000 fee is being amortized through the required equity funding dates of the respective projects and as of March 31, 1995 the amount remaining to be amortized is insignificant.



Recent Developments Relating to Independent Power Projects


Southampton Project

WEI owns a 30% general partnership interest in LG&E-Westmoreland Southampton ("Southampton Partnership"), which owns the Southampton Project. The Southampton Project, which was engaged in start-up and testing operations from September 1991 through March 1992, failed to meet the Federal Energy Regulatory Commission ("FERC") operating standards for a qualifying facility ("QF") in 1992. The failure was due to three factors: (i) the facility was not dispatched by its power customer, Virginia Electric and Power Company ("Virginia Power"), on a baseload schedule as anticipated, (ii) the facility was engaged in start-up and testing operations during a portion of that year, and
(iii) the facility operator mistakenly delivered non-sequential steam to the host over a significant period of time. On February 23, 1994, the Southampton Partnership filed a request with the FERC for a waiver of FERC's QF operating standard for 1992. Virginia Power intervened in the FERC proceeding, opposed the granting of a waiver, and alleged that its power contract with the Southampton Partnership had been breached due to the failure of the facility to maintain QF status in 1992.

On July 7, 1994, the FERC issued an order (1) denying the application of the Southampton Partnership for a waiver of the FERC's QF operating standard in 1992 with respect to the Southampton Project and (2) directing the Southampton Partnership to show cause why it should not be required to file rate schedules with the FERC governing its 1992 electricity sales for resale to Virginia Power. In 1994 the Southampton Project established a reserve for the anticipated refund obligations relating to this issue. On August 9, 1994, the Southampton Partnership filed a request for rehearing of FERC's order or, alternatively, a motion for reconsideration. If the FERC were to deny the requested waiver on rehearing and to determine that the Southampton Partnership had been a "public utility" in 1992, then the Southampton Partnership's 1992 actions could be subject to regulation under the Federal Power Act and state laws and regulations; two other cogeneration projects in which the Company holds ownership interests could also be subject to such regulation; the Company and certain of its subsidiaries could become subject to regulation for 1992 under the Public Utility Holding Company Act; and defaults might be created under certain existing agreements. No assurance can be provided as to the timing of the FERC's decision or the outcome. The Company believes that a denial by FERC of a waiver for the Southampton facility would not have a material adverse effect on the financial condition of the Company.



Rensselaer Project

WEI owns a 50% general partnership interest in LG&E-Westmoreland Rensselaer (the "Rensselaer Partnership"), which owns the Rensselaer Project. The Rensselaer Project failed to meet the FERC's QF operating and efficiency standards in 1993 and did not meet the QF efficiency standard in 1994 as a result of a single start-up and testing period that overlapped both years and was prolonged due to a delay in the construction of necessary gas pipeline facilities and unexpected equipment problems. On October 17, 1994, the Rensselaer Partnership filed a request with the FERC for waivers of the applicable QF standards in 1993 and 1994. On April 26, 1995 the FERC granted the Rensselaer Project's request for waiver of the applicable QF standards for 1993 and 1994.

ROVA I Project

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

Through March 31, 1995, the customer withheld approximately $6,728,000, including $872,000 in the first quarter of 1995, of capacity purchase price payments to the ROVA Partnership because of this dispute. On October 31, 1994, the ROVA Partnership filed a complaint in the Circuit Court of the City of Richmond, Virginia (the "Court") to recover these amounts and to confirm that such payments may not be withheld in the future. On December 12, 1994 the customer filed a motion to dismiss the complaint and on March 17, 1995 the Court granted this motion. The ROVA Partnership filed an amended motion for Judgement with the Court on April 17, 1995. No earnings are being recognized by WEI in 1995 for payments withheld by the customer relating to forced outage days. The Company believes that the ROVA Partnership's position is correct. However, the Company is unable to predict the outcome of this proceeding, or the amount, if any, that the customer may be ordered to pay related to this matter. Additionally, WEI has been evaluating ways to minimize the number of forced outage days in the future. Regardless of the outcome, the Company believes ROVA I will continue to operate profitably and generate positive cash flows.




Westmoreland Terminal Company

Westmoreland Terminal Company ("WTC"), a wholly-owned subsidiary of the Company, has a 20% interest in Dominion Terminal Associates ("DTA"), a partnership formed for the construction and operation of a coal-storage and vessel-loading facility in Newport News, Virginia. DTA's annual throughput capacity is 22 million tons, and its ground storage capacity is 1.7 million tons.

The Company currently utilizes the terminal's facilities for supplying coal to domestic customers via coastal waterways. The Company also leases the ground storage space and the vessel-loading facilities to certain unaffiliated parties. Historically, the Company utilized the terminal for most of its coal exporting business. In 1994, the Company disengaged from the export sales market due to poor margins and the amount of working capital needed to participate in that market. The Company has conducted studies to evaluate the future of the export coal market and believes the export sales market is a cyclical business that will recover. The Company will continue to market the use of its share of DTA, aggressively manage related costs and monitor the performance and value of this asset.

Although WTC is not currently generating sufficient revenues to cover its share of DTA's fixed costs, the Company fully expects to recover its investment in DTA.

The DTA partners have a Throughput and Handling Agreement whereby WTC is committed to fund its proportionate share of DTA operating expenses. WTC's total cash funding obligations were $388,000, including certain rebates related to the total throughput at the DTA terminal, and $707,000 during the first three months of 1995 and 1994, respectively. The decrease in the funding requirement for the first three months of 1995 compared to the same period of 1994 is largely attributable to the elimination of interest expense paid on the DTA Bonds during the first three months of 1994 and the rebates received in the first quarter of 1995. The Company has offset some of this cash funding by leasing ground storage space and vessel-loading facilities to unaffiliated parties. The Company received $298,000 from the leasing activities in the first quarter of 1995. The Company's throughput tonnage was 318,000 and 379,000 during the first quarter of 1995 and 1994, respectively.

Cleancoal Terminal Company

The Company has an agreement to sell the assets of Cleancoal Terminal Company ("Cleancoal") to an indirect wholly-owned subsidiary of CSX Corporation ("CSX"). In exchange for the assets of Cleancoal and payment of $2,500,000, CSX has agreed to release the Company from its $8,864,000 loan guarantee obligation. The loan guarantee obligation was made to CSX in 1987 in connection with a loan from CSX to affiliates of Adventure Resources, Inc. The Company will also be released from related interest payments to CSX for this guarantee of approximately $840,000 per year when this transaction closes. Cleancoal's operations were discontinued in January 1995 and the majority of its employees were laid off on January 31, 1995. The Company expects to complete the Cleancoal transaction with CSX in 1995.


Other

In addition to the contingencies discussed in this Note, the Company and its subsidiaries had various claims and suits pending at March 31, 1995, all in the ordinary course of business.




2) CAPITAL STOCK

The preferred stock was issued in July 1992. Preferred stock dividends at a rate of 8.5% per annum have been paid quarterly for the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company's principal lenders. On February 1, 1995 the Board of Directors declared a first quarter 1995 preferred stock dividend to be paid April 1, 1995 to holders of record as of March 10, 1995. The three quarterly dividends which are in arrears at December 31, 1994 (those dividends whose payment dates would have been July 1, 1994, October 1, 1994 and January 1, 1995) amount to $3,666,000 in the aggregate ($6.38 per preferred share). Payment of common stock dividends is not permitted until the preferred stock dividends that are in arrears are made current. The Company's Board of Directors will continue to review the payment of quarterly preferred stock dividends as well as the three preferred stock dividends which are in arrears, in light of the Company's ongoing business circumstances.

The Company is reviewing its options with respect to its Virginia Division, which include the possible future sale, downsizing or shutdown of all or a portion the Virginia Division, at which time the Company may be required to recognize, for accounting purposes, a significant portion of its postretirement medical liabilities. The total amount of the postretirement medical liabilities which would be expensed at the time the Virginia Division shutdown or sale occurs is not known at this time, however the impact of this non-cash expense on shareholders' equity could be substantial enough to affect the Company's ability to pay preferred stock dividends. There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay dividends only: (1) out of surplus, that being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of preferred stock ($575,000). The combined par value of the Company's preferred and common stocks is $17,975,000. The Company's shareholders' equity at March 31, 1995 was $50,980,000.

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






ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION
FROM DECEMBER 31, 1994 TO MARCH 31,1995

Liquidity

In January of 1995 the Company sold the assets of its Hampton Division located in Boone and Logan Counties, West Virginia to Burco Resources Corporation and Wind River Resources Corporation and sold its Hampton Division mineral lease to the lessor, Penn Virginia Resources Corporation ("Penn Virginia"), for $9,045,000 in cash. The Company wrote off a substantial portion of the Hampton Division's assets in 1993. The net proceeds to the Company were approximately $7,376,000 after payments related to a capital lease. The elimination of this capital lease resulted in a further reduction of the Company's long-term debt. The gain on the sale was $9,090,000 after the reversal of certain liabilities. The purchasers assumed the reclamation and environmental liabilities associated with the Hampton Division as part of the sales transaction.

Cash used by operating activities in the first quarter of 1995 was $471,000 compared to cash provided by operating activities in the first quarter of 1994 of $764,000. Unexpectedly continuing increased operating losses from the Virginia Division significantly impacted the cash flow from operating activities in the first quarter of 1995. The absence of a positive operating cash flow from Criterion Coal Company which was sold in December 1994, was partially offset by $1,880,000 of cash distributions from independent power projects in the first quarter of 1995.

Cash provided by investing activities in the first quarter of 1995 was $11,285,000, including proceeds of $9,045,000 from the sale of the assets of the Company's Hampton Division and $925,000 from the sale of Virginia Division's Dump Train. WEI collected $1,232,000 of its subordinated loans receivable from project partnerships in the first quarter of 1995. Cash used by investing activities in the first quarter of 1994 amounted to $2,105,000. Fixed asset additions were $188,000 and $1,276,000 in the first quarter of 1995 and 1994, respectively.

Cash used in financing activities totalled $2,624,000 and $7,435,000 in the first quarter of 1995 and 1994, respectively. Repayment of long-term debt amounted to $1,521,000 (including $566,000 related to the Hampton capital lease) and $2,413,000 in the first quarter of 1995 and 1994, respectively. Also included in the first quarter of 1995 was a payment of $1,103,000 for the buyout premium for leased assets of the Hampton Division. In the first quarter of 1994 the Company transferred $3,800,000 to a cash deposit account to collateralize the Company's outstanding surety bonds for its workers' compensation self-insurance programs. The Company paid preferred stock dividends of $1,222,000 in the first quarter of 1994.

The Company's liquidity position at March 31, 1995 improved compared to December 31, 1994. The Company's current ratio was
1.02 at March 31, 1995 compared to .97 at December 31, 1994. The Company's total debt to capitalization ratio (total debt divided by the sum of total debt, minority interest and shareholders' equity) was 19% at March 31, 1995 compared to 21% at December 31, 1994. Debt balances at March 31, 1995 were $14,410,000 compared to $15,931,000 at December 31, 1994.

The Company's consolidated cash and cash equivalents at March 31, 1995 totalled $23,643,000 (including $3,432,000 at WRI). At
December 31, 1994, cash and cash equivalents totalled $15,453,000 (including $2,445,000 at WRI). None of the
Company's cash and cash equivalents was or is restricted as to use or disposition. The cash at WRI, a 60% owned subsidiary, is available to the Company only through dividends. In addition, the Company had restricted cash, which was not classified as cash and cash equivalents on the Company's Condensed Consolidated Balance Sheets, of $17,210,000 at March 31, 1995 compared to $9,210,000 at December 31, 1994. The $17,210,000 is
comprised of two items: a $9,210,000 interest-bearing cash deposit account, which collateralizes the Company's outstanding surety bonds for its workers' compensation self-insurance programs and is classified on the Company's Condensed Consolidated Balance Sheets as long-term in Other assets at March 31, 1995 and at December 31, 1994; and $8,000,000
invested in certificates of deposit at March 31, 1995 which is classified on the Company's Condensed Consolidated Balance Sheets as an Investment in Independent Power Projects (also a long-term asset). The $8,000,000 in certificates of deposit represents cash proceeds which were transferred from debt reserve accounts of certain of the Company's independent power projects and were substituted with bank letters of credit. The cash proceeds are restricted as to use and were invested in certificates of deposit of the bank issuing the letters of credit. The certificates of deposit collateralize the letters of credit.


Liquidity Outlook

The Company continues its strategic review of operations as part of its plan to reduce costs, improve cash flow, eliminate non-strategic or underperforming assets and reposition the Company so that it can try to achieve meaningful and sustainable profitability.



The Company is continuing its efforts to improve the competitiveness and profitability of its Virginia Division through cost control, productivity improvement and closure of non-essential high cost operations, but unexpectedly continuing increased operating losses over the past two quarters are troubling. Poor mining conditions at the Pierrepont mine is a major factor and should improve later in 1995 when the longwall moves to a new area of the mine. However the Virginia Division also has or will lose the benefit of two coal supply contracts having sales prices substantially above the current market price for similar types of coal. The Georgia Power Company coal supply contract, with shipments of 942,000 tons in all of 1994, and 275,000 tons in the first quarter of 1995, (185,000 tons in the first quarter of 1994), terminated in April 1995. The above market price of the Duke Power Company coal supply contract, with shipments of 2,792,000 tons in all of 1994, and 478,000 tons in the first quarter of 1995 (688,000 tons in the first quarter of 1994), will expire in July 1996; however, the contract may be extendable through December 31, 2000 provided the parties can reach an agreement by the end of August 1995 for the sales
price of coal to be shipped after July 1996.   It is likely
that the new sales price would be at current market prices.
In 1994, shipments to these two customers accounted for approximately 83% of the Virginia Division's sales tons. In the first quarter of 1995 these shipments accounted for approximately 90% (82% in the first quarter of 1994) of the Virginia Division's sales tons. In 1994, the Company's Virginia Division experienced an operating loss of $3,726,000, including approximately $18,000,000 of non-cash expenses for
depreciation and postretirement medical costs.   The Virginia
Division will not be able to operate profitably or generate positive cash flow from operations after July 1996, even after excluding the ongoing fixed cash costs of idled operations unless market prices for eastern coals increase significantly and/or the Company is able to substantially reduce the cost per ton of the coal produced. The projected cash flows from the Virginia Division, including anticipated cash shutdown costs but excluding postretirement medical costs, exceed the carrying value of the assets at March 31, 1995. Therefore, the Virginia Division's assets are not deemed to be impaired at this time.

The Company is reviewing its options, which include the possible future sale, downsizing or shutdown of all or a portion of the Virginia Division, at which time the Company may be required to recognize, for accounting purposes, a significant portion of its postretirement medical liabilities. The total amount of the postretirement medical liabilities which would be expensed at the time of the Virginia Division's shutdown, downsizing or sale occurs is not known at this time, however the impact of this non-cash expense on shareholders' equity could be substantial enough to affect the Company's ability to pay preferred stock dividends.



The other major factor hampering the Company's long-term liquidity outlook is its significant "heritage costs." These heritage costs consist primarily of cash payments for postretirement medical benefits and for workers' compensation. The Company has ongoing cash expenditures in excess of $12,000,000 per year for postretirement medical benefits and over $6,000,000 per year for workers' compensation benefits. More than $10,000,000 per year of those costs are attributable to idled operations of the Virginia Division.

The Company expects to fund its near-term heritage costs out of current cash balances, regular cash distributions from the Company's independent power projects and WRI, improved cash flow from the Virginia Division, and continued divestment or improvement of underperforming assets and cost reductions. In January 1995 the Company sold its Hampton Division and has an agreement to sell the assets of its subsidiary Cleancoal. Refer to the Cleancoal Terminal Company section of Note 1 for further details regarding the sale of Cleancoal. The Company will attempt to address its long-term liquidity requirements through investments in profitable acquisitions as well as the cash sources indicated above. Refer to the ROVA I section of
Note 1 for a discussion of a potential reduction in future cash distributions to the Company from the ROVA I project.






RESULTS OF OPERATIONS:
QUARTER ENDED MARCH 31,1995 COMPARED
TO QUARTER ENDED MARCH 31,1994

		                                 Three Months Ended
		                                        March 31,
                                               1995     1994*
                                              (in thousands)

Coal Operations:
   Virginia Division                      $  (7,530)  $  (495)
   Pine Branch Mining Incorporated             (194)   (1,180)
   Westmoreland Resources, Inc.                 699       784
   Westmoreland Coal Sales Company              521       627
   Net corporate expenses                    (3,332)   (2,258)
   West Virginia - Idled Operations          (2,551)   (2,275)
   Hampton Division                             -         (30)
   Criterion Coal Company                       -	     2,344
   Cleancoal Terminal Company                  (104)     (430)
   Total Coal Operations                    (12,491)   (2,913)

Independent Power Operations:
   Westmoreland Energy, Inc.                  2,450      (549)
   WEI - recognition of deferred income       1,750        -
   Total Independent Power Operations         4,200      (549)

Operating loss                            $  (8,291) $
(3,462)


Gains on the sales of assets              $   9,515  $     -


* Certain amounts have been reclassed to agree with current classifications.



Details of tons sold (in thousands) and average revenue per ton sold were as follows:

                                               Three Months
Ended
                                                   March 31,
                                                 1995
1994
By Source and Geographic Sector:
Tons Sold:
     Own Operations - Inland                    1,869
2,800
     Own Operations - Export                       -
49
     For Others - Inland                           76
430
     For Others - Export                           -
447

     Total Tons Sold                             1,945
3,726

By Segment:
     Virginia Division*                            863     1,072
     Westmoreland Resources, Inc.                1,006       995
     Hampton Division                               -        306
     Criterion Coal Company                         -        476

     Total Westmoreland Operations               1,869     2,849
     For Others                                     76       877

     Total Tons Sold                             1,945     3,726

Average revenue per ton sold:
     Eastern Operations                       $  35.77   $ 33.31
     Westmoreland Resources, Inc.                 7.15      7.24
     Weighted Average                            20.97     26.34


*Includes tons:

     Sold by Pine Branch Mining Incorporated        70        35
     Purchased from unaffiliated producers         251       152

     Total






COAL OPERATIONS

Coal operations reported operating losses of $12,491,000 and $2,913,000 for the first quarter of 1995 and 1994, respectively. The deterioration is primarily attributable to a unexpectedly continuing increased operating loss from the Company's Virginia Division and the absence of $2,344,000 in operating profits from Criterion Coal Company, which was sold in December 1994.

Those business units reporting significant changes in results of operations are discussed below.

Virginia Division - $7,035,000 worse

The Virginia Division had operating losses of $7,530,000 and $495,000 in the first quarter of 1995 and 1994, respectively. The unexpectedly continuing increased operating loss at the Virginia Division is largely attributable to a production shortfall of 219,000 tons from Company mines in the first quarter of 1995 compared to the first quarter of 1994. This production loss necessitated the purchase of an additional 99,000 tons of coal in the first quarter of 1995 which increased costs by approximately $2,200,000. A portion of the decline in production when comparing the two quarters is attributable to the completion of the Company's lowest cost mine, the Holton longwall mine. This mine produced 220,000 tons in the first quarter of 1994 but ceased operations in the fourth quarter of 1994 as it finished mining the last reserves available to it. The Company expected other Company mines to make up the lost Holton production, however, difficult mining conditions have prevented this. Poor mining conditions at the Pierrepont mine have been experienced but productivity is expected to improve later in the year when the longwall moves to a new area of the mine. Also, contributing to the increased operating losses at the Virginia Division in the first quarter of 1995 compared to the first quarter of 1994 was a $1,600,000 increase in depreciation expense. The first quarter of 1995 includes $2,100,000 of additional depreciation expense related to a reduction in the estimated useful life of plant and equipment so that these assets reflect their estimated salvage value by July 31, 1996. The tons sold from the Virginia Division also decreased by 230,000 tons in the first quarter of 1995 compared to the first quarter of 1994 due to an agreement with its largest customer to defer shipments to later periods. Shipments to this customer were 478,000 tons and 688,000 tons in the first quarter of 1995 and 1994, respectively.

Pine Branch Mining Incorporated ("Pine Branch") - $986,000 better

Pine Branch is a mountain top surface operation which had operating losses of $194,000 and $1,180,000 in the first quarter of 1995 and 1994, respectively. Unusually severe weather conditions in the first quarter of 1994 adversely impacted production and operating costs. The first quarter is always the most difficult for Pine Branch due to weather conditions at the mountain top and the shorter work days. The continued operation of Pine Branch is directly related to the Virginia Division.


Westmoreland Coal Sales Co. ("WCSC") - $106,000 worse

WCSC had operating income of $521,000 and $627,000 in the first quarter of 1995 and 1994, respectively. Included in the first quarter of 1995 results was $967,000 in income generated from the reversal of bad debt allowances related to reserved accounts receivable subsequently collected. Excluding this benefit, the decrease in 1995's operating income was primarily due to the absence of profits from sales to the export market and the related brokering business.
WCSC reduced its selling and administrative expenses by $324,000 in the first quarter of 1995 compared to the same period of 1994.

Net Corporate Expenses - $1,074,000 worse

Net corporate expenses were $3,332,000 and $2,258,000 in the first quarter of 1995 and 1994, respectively. Expenses in 1995 increased due to a $1,411,000 non-cash charge for an early retirement program related to the restructuring and downsizing of the Corporate office. The early retirement will be funded principally out of Westmoreland's Pension Plan surplus. Excluding the $1,411,000 charge in the first quarter of 1995, the reduction in net corporate expenses for the first quarter of 1995 compared to the same period of 1994 is due to decreased staffing and lower legal expenses.

Independent Power Operations - $4,749,000 better

The Company's Independent Power Operations, through its wholly-owned subsidiary, WEI, recorded operating income of $4,200,000 in the first quarter of 1995 compared to an operating loss of $549,000 in the first quarter of 1994. The improvement is due to two factors: equity earnings of $2,194,000 from the ROVA I, Rensselaer and Ft. Lupton Projects which became operational in the second quarter of 1994; and $1,750,000 of deferred development fees received in prior years in connection with the ROVA I and Rensselaer Projects were recognized as income in the first quarter of 1995.

Gains on the sales of assets

In January of 1995 the Company sold the assets of its Hampton
Division located in Boone and Logan Counties, West Virginia to
Burco Resources Corporation and Wind River Resources
Corporation and sold its Hampton Division mineral lease to the lessor, Penn


Virginia Resources Corporation, for $9,045,000 in cash. The net proceeds to the Company were approximately $7,376,000 after payments related to a capital lease. The elimination of this capital lease resulted in a further reduction of the Company's long-term debt. The Company wrote off a substantial portion of the Hampton Division's assets in 1993. The gain on the sale was $9,090,000 after the reversal of certain liabilities. The purchasers assumed the reclamation and environmental liabilities associated with the Hampton Division as part of the sales transaction. In February 1995, the Company sold the Virginia Division's Dump Train for cash of $945,000 and the related gain on the sale was $425,000.


OTHER

Corporate Headquarters Relocation

As part of its continuing effort to reduce ongoing costs, the Company has terminated its high priced office lease in Philadelphia and will relocate its corporate headquarters to Colorado Springs, Colorado at the end of the third quarter of 1995. Annual corporate office space costs alone should be reduced by more than $700,000 per year compared to Philadelphia. Also as part of the cost reduction effort, the corporate staff will continue to be downsized, with the major part of the cost defrayed by implementation of an early retirement program funded out of the Company's Pension Plan surplus. Only a small leadership group will be relocated to the new headquarters. In a related matter, Francis J. Boyle, Senior Vice President, Chief Financial Officer and Treasurer has informed the Company that he has elected not to relocate.


New Accounting Standard

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets." This new statement, requires that impairment of a long-lived asset be recognized if the sum of the expected futures net cash flows is less than the carrying value of the asset. The impairment loss meeting the recognition criteria is to be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Although management has not fully evaluated the impact of adoption, the impact is not expected to be material since management already utilizes the recognition and measurement criteria required by this new standard.


Inflation did not have a material impact on the Company's operations in 1995.







PART II - OTHER INFORMATION


ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K



a)  Exhibit 28 - Financial Data Schedule.


b)  Reports on Form 8-K:

    Report filed March 22, 1995, announcing that the Company's
    1994 earnings were reduced by $2,928,000 due to a reserve established by the partnership owning one of the
Company's
    independent power projects, including the press release of same date.




SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             WESTMORELAND COAL COMPANY




Date:  May 15, 1995
                             Francis J. Boyle
                             Senior Vice President,
                             Chief Financial Officer
                             and Treasurer





                             Thomas C. Sharpe
                             Controller