Form 10-Q
period 1995-06-30
WESTMORELAND COAL CO
filed 1995-07-21
CIK 106455

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549


            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1995

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


                       Yes    X         No ________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 7, 1995:  6,960,966



PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                     June 30, 1995    Dec. 31, 1994
                                       (Unaudited)
                                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents             $  14,704        $  15,453
  Notes and accounts receivable
    Coal sales                             12,154           21,333
    Notes                                   3,805            4,946
    Other                                     898            2,367
                                           16,857           28,646
    Less allowance for
      doubtful accounts                     2,477            3,317
                                           14,380           25,329

  Inventories
    Coal                                    2,212            3,554
    Mine supplies                           4,099            5,050
                                            6,311            8,604
  Assets of Cleancoal Terminal Co.
   held for sale                            5,848              -

  Other current assets                        890              952

TOTAL CURRENT ASSETS                       42,133           50,338

Property, plant and equipment
  Land and mineral rights                  30,036           30,175
  Plant and equipment                     253,701          278,400
                                          283,737          308,575
  Less accumulated depreciation
    and depletion                         204,808          218,847
                                           78,929           89,728

Assets of Cleancoal Terminal Co.
   held for sale                              -              6,149
Investment in Independent Power
   Projects                                44,035           43,046
Investment in DTA                          19,642           20,375
Other assets                               19,790           20,103

TOTAL ASSETS                            $ 204,529        $ 229,739


See accompanying notes to condensed consolidated financial statements.



                  WESTMORELAND COAL COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                      June 30, 1995    Dec. 31, 1994
                                       (Unaudited)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current installments of
    long-term debt                      $  11,074      $   3,561
  Accounts payable and accrued expenses    19,208         30,311
  Accrual for workers' compensation         5,433          5,409
  Accrual for postretirement
    medical costs                           8,075          8,075
  Preferred dividends payable               1,222            -
  Taxes on income                           3,623          3,963
  Deferred income taxes                       500            500

  TOTAL CURRENT LIABILITIES                49,135         51,819

Long-term debt                              2,725         12,370
Accrual for pneumoconiosis
  benefits                                 14,809         15,004
Accrual for workers' compensation          22,174         21,771
Accrual for postretirement
  medical costs                            39,442         36,405
Other liabilities                          11,789         16,613
Deferred income taxes                      14,485         14,732
Minority interest                          10,655         10,301
SHAREHOLDERS' EQUITY
  Preferred stock of $1.00 par value
   Authorized 5,000,000 shares;
   Issued 575,000 shares                      575            575
  Common stock of $2.50 par value
   Authorized 20,000,000 shares;
   Issued 6,960,966  shares at 6/30/95     17,402            -
   Issued 6,957,084 shares at 12/31/94        -           17,390
  Other paid-in capital                    94,641         94,653
  Accumulated deficit                     (73,303)       (61,894)

  TOTAL SHAREHOLDERS' EQUITY               39,315         50,724

TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY               $ 204,529      $ 229,739


See accompanying notes to condensed consolidated financial statements.



 WESTMORELAND COAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(Unaudited)

                                 Three Months Ended     Six Months Ended
                                      June 30                June 30
                                    1995       1994*      1995       1994*
Revenues:
  Coal                         $  39,468  $ 107,003  $  80,256  $ 205,163
  Independent Power                3,786      1,759      8,681      2,833
                                  43,254    108,762     88,937    207,996
Cost and expenses:
   Cost of coal sold              43,602     97,358     88,160    188,625
   Cost of sales-Independent
     Power                           629        684      1,007      1,311
   Depreciation, depletion
    and amortization               5,600      4,303     10,639      8,554
   Selling and administrative      4,261      7,016      8,260     13,567
                                  54,092    109,361    108,066    212,057

Operating loss                   (10,838)      (599)   (19,129)    (4,061)

Gains on the sales of assets          23        -        9,538        -

Interest expense                    (339)    (1,189)      (681)    (2,282)
Interest and other income          1,119        783      2,258      1,314
Loss before income tax
   expense (benefit)
   and minority interest         (10,035)    (1,005)    (8,014)    (5,029)

Income taxes (benefit):
    Current                          349        328        844        841
    Deferred                        (110)       268       (247)       324
                                     239        596        597      1,165

Minority interest                    169        109        354        304

Net loss                         (10,443)    (1,710)    (8,965)    (6,498)

Less preferred stock dividends
     declared                      1,222        -        2,444      1,222
     in arrears                        -      1,222        -        1,222

Net loss applicable
  to common shareholders       $ (11,665) $  (2,932) $ (11,409) $  (8,942)

Net loss per share
applicable to common shareholders $(1.68)    $ (.42)    $(1.64)   $ (1.28)

* Restated to conform with current classifications and to reflect
  Westmoreland Energy, Inc. as a continuing operation.

Weighted average number of
  common shares outstanding        6,961      6,955      6,960      6,955



See accompanying notes to condensed consolidated financial statements.




WESTMORELAND COAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,                       1995         1994*
                                                 (in thousands)
Cash flows from operating activities:
 Net loss                                   $ (8,965)    $ (6,498)
 Adjustments to reconcile net
   loss to net cash provided (used) by
   operating activities:
   Gains on the sales of assets               (9,538)         -
   Equity earnings from independent power
     projects                                 (6,076)      (2,383)
   Recognition of development fee income      (1,750)         -
   Cash distributions from independent
     power projects                            5,087        1,105
   Depreciation, depletion and amortization   10,639        8,554
   Decrease in accrual for
     pneumoconiosis benefits                    (195)        (650)
   Decrease in notes and accounts
     receivable, net of allowance for
     doubtful accounts                         9,668       14,912
   Decrease in inventories                     2,018        2,900
   Decrease in accounts payable and
     accrued expenses                        (11,557)     (10,511)
   Increase in accrual for
     postretirement medical costs              3,037        3,683
   Other                                         (41)       1,908
 Net cash provided (used) by operating
   activities                                 (7,673)      13,020

Cash flows from investing activities:
 Fixed assets additions                         (342)      (2,617)
 (Increase) decrease in notes receivable       1,592         (868)
 Proceeds from sales of assets                10,131           85
 LG&E support fee payment                        -         (3,563)

 Net cash provided (used) by
   investing activities                       11,381       (6,963)

Cash flows from financing activities:
 Hampton lease buyout premium                 (1,103)         -
 Repayment of long-term debt                  (2,132)      (6,159)
 Cash deposits to support
   surety bonds                                  -         (4,430)
 Dividends paid to shareholders               (1,222)      (3,144)
 Other                                           -              4
 Net cash used in financing activities        (4,457)     (13,729)

* Restated to conform with current classifications and to reflect
Westmoreland Energy, Inc. as a continuing operation.

Net decrease in cash
  and cash equivalents                          (749)      (7,672)
Cash and cash equivalents,
  beginning of period                         15,453       24,262
Cash and cash equivalents,
  end of period                             $ 14,704     $ 16,590



Supplemental disclosures of cash flow information:

Cash paid during the period for:

   Interest                            $     768     $    2,425
   Income taxes, net                   $   1,184     $      214




Supplemental disclosure of non-cash financing activities:

In the first quarter of 1995, $8,000,000 was distributed from debt reserve accounts of certain of the Company's independent power projects and bank letters of credit were substituted for the amounts distributed. The cash proceeds are restricted as to use and were invested in certificates of deposit of the bank issuing the letters of credit. The certificates of deposit collateralize the letters of credit and are classified on the Company's Condensed Consolidated Balance Sheets as an Investment in Independent Power Projects.

The Company, in the second quarter of 1994, recorded as a current obligation and a non-current asset a $26,560,000 draw under a letter of credit connected with Westmoreland Terminal Company. This obligation was repaid in December 1994.

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

1.  Commitments and Contingencies

Westmoreland Energy, Inc. ("WEI")

WEI, through subsidiaries and 100%-owned partnerships, holds general and limited interests in partnerships which were formed to develop and own cogeneration and other non-regulated independent power plants. Ownership in these partnerships range from 1.25 percent to 50 percent. Generally, the lenders to these partnerships have recourse only against these projects and the income and revenues therefrom. The project debt agreements contain various restrictive covenants including restrictions on making cash distributions to the partners. The partnerships are in compliance with all of these covenants.


Equity Funding Commitments

WEI has one remaining equity funding commitment estimated to be $4,600,000 for the Roanoke Valley II Project ("ROVA II") which is expected to be paid in the second half of 1995. In the event that after the start-up of this project the conversion of the project construction loan to a term loan is delayed beyond December 31, 1995, WEI's required equity funding commitment could be up to $14,600,000. The conversion from a construction loan to a term loan is expected to occur in the fourth quarter of 1995. Additionally, if the total cost of ROVA II exceeds $91,700,000, WEI's equity funding commitment could increase by up to 50% of the amount of such overrun. ROVA II commenced commercial operations in the second quarter of 1995 with a total cost expected to be less than $91,700,000.


Equity Support Agreement

On April 15, 1993, the Company entered into an equity support agreement with LG&E Power Inc. ("LG&E") whereby WEI's equity funding commitments of the Roanoke Valley I Project ("ROVA I"), the Rensselaer Project and ROVA II were guaranteed by LG&E. The anticipated $4,600,000 equity funding commitment of ROVA II is guaranteed by LG&E. As consideration for this guarantee and those previous guarantees supporting ROVA I and the Rensselaer Project (both funded by the Company in December 1994), the Company had pledged its interest in all three of these Projects as security to LG&E. WEI's ownership interest in the Rensselaer Project, ROVA I and ROVA II will continue to be pledged to LG&E until the ROVA II equity funding commitment is satisfied. The Company pays fees of 1.25 percent per annum on the aggregate amount of the unfunded guarantees and also paid a one-time fee of $4,750,000 in 1994. The $4,750,000 fee is being amortized through the required equity funding dates of the respective projects and as of June 30, 1995 the amount remaining to be amortized is insignificant.


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

Since the commencement of commercial operations in May 1994 through June 30, 1995, the customer withheld approximately $6,719,000, including $863,000 during the first six months of 1995, of capacity purchase price payments to the ROVA Partnership because of this dispute. On October 31, 1994, the ROVA Partnership filed a complaint in the Circuit Court of the City of Richmond, Virginia (the "Court") to recover these amounts and to confirm that such payments may not be withheld in the future. On December 12, 1994 the customer filed a motion to dismiss the complaint and on March 17, 1995 the Court granted this motion. The ROVA Partnership filed an amended motion for Judgment with the Court on April 17, 1995. On April 27, 1995, the customer filed another motion to dismiss the complaint and on June 20, 1995 the Court held a hearing on the motion. No decision has been issued by the Court as yet. No earnings have been recognized by WEI in 1994 and 1995 for payments withheld by the customer relating to forced outage days. The Company believes that the ROVA Partnership's position is correct. However, the Company is unable to predict the outcome of this proceeding, or the amount, if any, that the customer may be ordered to pay related to this matter. Additionally, WEI has evaluated and implemented ways to minimize the number of forced outage days in the future. Regardless of the outcome, the Company believes ROVA I will continue to operate profitably and generate positive cash flows.



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

Historically, the Company utilized the terminal for most of its coal exporting business. In 1994, the Company disengaged from the export sales market due to poor margins and the amount of working capital required to participate in that market. The Company currently utilizes the terminal's facilities for supplying coal to domestic customers via coastal waterways (the "domestic barge business"). The Company also leases the ground storage space and the vessel-loading facilities to certain unaffiliated parties (the "leasing activities").

The Company continues to believe it will recover its investment in DTA. The Company will continue to market the use of its share of DTA, aggressively manage related costs and monitor the performance and value of this asset.

The DTA partners have a Throughput and Handling Agreement whereby WTC is committed to fund its proportionate share of DTA operating expenses. WTC's total cash funding obligations were $893,000, including certain rebates related to the total throughput at the DTA terminal, and $1,438,000 during the first six months of 1995 and 1994, respectively. The decrease in the cash funding obligation for the first six months of 1995 compared to the same period of 1994 is largely attributable to the elimination of interest expense on fees related to the DTA Bonds during the first six months of 1994, and certain adjustments in the first quarter of 1995 related to an overpayment of interest expense in the fourth quarter of 1994.

Cleancoal Terminal Company

The Company has an agreement to sell the assets of Cleancoal Terminal Company ("Cleancoal") to an indirect wholly-owned subsidiary of CSX Corporation ("CSX"). This agreement terminates on July 31, 1995, however, it may be extended if mutually agreed to by both parties. In exchange for the assets of Cleancoal and payment of $2,500,000, CSX has agreed to release the Company from its $8,864,000 loan guarantee obligation. The loan guarantee obligation was made to CSX in 1987 in connection with a loan from CSX to affiliates of Adventure Resources, Inc. The Company will also be released from related interest payments to CSX of approximately $840,000 per year when this transaction closes. Cleancoal's operations were discontinued in January 1995 and the majority of its employees were laid off on January 31, 1995. The Company expects to complete the Cleancoal transaction in the near-term.


Other

In addition to the contingencies discussed in this Note, the Company and its subsidiaries had various immaterial claims and suits pending at June 30, 1995, all in the ordinary course of business.



2) CAPITAL STOCK

The Company's preferred stock was issued in July 1992. Preferred stock dividends at a rate of 8.5% per annum had been paid quarterly for the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company's principal lenders. On February 1, 1995 the Board of Directors declared a first quarter 1995 preferred stock dividend which was paid April 1, 1995 to holders of record as of March 10, 1995. On June 6, 1995 the Board of Directors declared a second quarter 1995 preferred stock dividend which was paid July 3, 1995 to holders of record as of June 20, 1995. The three quarterly dividends which are in arrears (those dividends whose payment dates would have been July 1, 1994, October 1, 1994 and January 1, 1995) amount to $3,666,000 in the aggregate ($6.375 per preferred share or $1.59375 per depositary share. Each share of preferred stock is equivalent to four depositary shares.) Payment of common stock dividends is not permitted until the preferred stock dividends that are in arrears are made current. The Company's Board of Directors will continue to review the payment of quarterly preferred stock dividends as well as the three preferred stock dividends which are in arrears, in light of the Company's ongoing business circumstances.

The Company is reviewing its options with respect to its Virginia Division, which include the possible future sale, downsizing or shutdown of all or part of the Virginia Division, at which time the Company may be required to recognize, for accounting purposes, a significant portion of its postretirement medical liabilities and possibly recognize its share of the unfunded vested pension liabilities (the "Pension Withdrawal Liability") as they pertain to the multiemployer United Mine Workers' of America (the "UMWA") Retirement Funds. The total amount of the liabilities, which would be expensed at the time the Virginia Division sale, downsizing or shutdown occurs, can not be determined until a definitive plan is finalized. The impact of this non-cash expense on shareholders' equity could be material and could affect the Company's ability to pay preferred stock dividends. (Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") details pertaining to the Virginia Division.)

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay dividends only: (1) out of surplus, that being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock (the combined par value of the Company's two classes of stock was $17,977,000 as of June 30,
1995); or (2) in the event there is no surplus, out of net profits for the fiscal year in which a dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of preferred stock ($575,000). The Company's shareholders' equity at June 30, 1995 was $39,315,000.





3) Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") in March 1995 when SFAS 121 was issued. Management has evaluated its assets in accordance with SFAS 121 and believes no adjustment for permanent impairment is required at this time.




ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS ("MD&A")


MATERIAL CHANGES IN FINANCIAL CONDITION
FROM DECEMBER 31, 1994 TO JUNE 30,1995

Liquidity

The Company's liquidity position weakened during the first six months of 1995 due primarily to increased losses at the Company's Virginia Division. Net cash used by operating activities was $7,673,000 during the first six months of 1995 primarily due to a $15,920,00 operating loss at the Virginia Division. During the second quarter of 1995, net cash used by operating activities totalled $7,202,000, primarily due to a $8,390,000 operating loss at the Virginia Division. For the first six months of 1995, net cash provided by investing activities included $10,131,000 of net cash from the disposition of various assets, primarily through the sale of the Hampton Division. Due to the continuing losses at the Virginia Division, the ongoing cash costs related to postretirement medical and workers' compensation benefits and the scheduled funding requirements related to ROVA II and the sale of Cleancoal Terminal, the Company's liquidity resources would be inadequate to meet operating requirements through December 31, 1995. Accordingly, management expects to address this near-term problem by reducing costs and selling all or a part of the
Virginia Division's assets and/or related businesses.   Refer to
the Liquidity Outlook section of MD&A for further details relating to the Company's ongoing liquidity challenges beyond 1995 and refer to the Results of Operations section of MD&A for further details relating to the Virginia Division.

In January of 1995 the Company sold the assets of its Hampton Division located in Boone and Logan Counties, West Virginia to Burco Resources Corporation and Wind River Resources Corporation and sold its Hampton Division mineral lease to the lessor, Penn Virginia Resources Corporation ("Penn Virginia"), for $9,045,000 in cash. Penn Virginia holds an 18.94% voting interest in the Company at June 30, 1995. The Company wrote off a substantial portion of the Hampton Division's assets in 1993. The proceeds to the Company were approximately $7,376,000 after payments related to a capital lease. The elimination of this capital lease resulted in a further reduction of the Company's long-term debt. The gain on the sale was $9,088,000 after the reversal of certain liabilities. The purchasers (including Penn Virginia) assumed the reclamation and environmental liabilities associated with the Hampton Division as part of the sales transaction.


Cash used by operating activities in the first six months of 1995 was $7,673,000 compared to cash provided by operating activities in the first six months of 1994 of $13,020,000. Unfavorable variances include:

1)Unexpected continuing and increasing operating losses from the Virginia Division;

2)The absence of a positive operating cash flow from Criterion
Coal Company which was sold in December 1994, and the Hampton
Division, sold in January 1995; and

3)The absence of the one-time cash improvement realized by the Company in 1994 resulting from the collection of export receivables as the Company withdrew from the export market.

These unfavorable variances were partially offset by increased cash distributions from the Company's independent power projects in 1995. Cash distributions from independent power projects totalled $5,087,000 and $1,105,000 in the first six months of 1995 and 1994, respectively.


Cash provided by investing activities in the first six months of 1995 was $11,381,000, including proceeds of $9,045,000 from the sale of the assets of the Company's Hampton Division and $925,000 from the sale of Virginia Division's Dump Train. WEI collected $1,592,000 of its subordinated loans receivable from project partnerships in the first six months of 1995. Cash used by investing activities in the first six months of 1994 amounted to $6,963,000. The Company paid $3,563,000 in fees during the first six months of 1994 in connection with the Equity Support Agreement for three independent power projects. Fixed asset additions were $342,000 and $2,617,000 in the first six months of 1995 and 1994, respectively.

Cash used in financing activities totalled $4,457,000 and $13,729,000 in the first six months of 1995 and 1994, respectively. Repayment of long-term debt amounted to $2,132,000 (including $566,000 related to the Hampton capital lease) and $6,159,000 in the first six months of 1995 and 1994, respectively. Also included in the first six months of 1995 was a payment of $1,103,000 for the buyout premium for leased assets of the Hampton Division. In the first six months of 1994 the Company transferred $4,430,000 to a cash deposit account to collateralize the Company's outstanding surety bonds for its workers' compensation self-insurance programs. The Company paid preferred stock dividends of $1,222,000 and $2,444,000 in the first six months of 1995 and 1994, respectively.

The Company's current ratio was .86 at June 30, 1995 compared to
 .97 at December 31, 1994. The Company's total debt to capitalization ratio (total debt divided by the sum of total debt, minority interest and shareholders' equity) was 22% at June 30, 1995 compared to 21% at December 31, 1994. Debt balances at June 30, 1995 were $13,799,000 compared to $15,931,000 at
December 31, 1994.

The Company's consolidated cash and cash equivalents at June 30, 1995 totalled $14,704,000 (including $3,703,000 at WRI). At
March 31, 1995, cash and cash equivalents totalled $23,643,000 (including $3,432,000 at WRI). At December 31, 1994, cash and cash equivalents totalled $15,453,000 (including $2,445,000 at WRI). None of the Company's cash and cash equivalents was or is restricted as to use or disposition. The cash at WRI, a 60% owned subsidiary, is available to the Company only through dividends. In addition, the Company had restricted cash, which was not classified as cash and cash equivalents on the Company's Condensed Consolidated Balance Sheets, of $17,210,000 at June 30, 1995 compared to $9,210,000 at December 31, 1994. The $17,210,000 is comprised of two items: a $9,210,000 interest-bearing cash deposit account, which collateralizes the Company's outstanding surety bonds for its workers' compensation self-insurance programs and is classified on the Company's Condensed Consolidated Balance Sheets as long-term in Other assets at June 30, 1995 and at December 31, 1994; and $8,000,000 invested in certificates of deposit at June 30, 1995 which is classified on the Company's Condensed Consolidated Balance Sheets as an Investment in Independent Power Projects (also a long-term asset). The $8,000,000 in certificates of deposit represents cash proceeds which were transferred from debt reserve accounts of certain of the Company's independent power projects and for which bank letters of credit were substituted. The cash proceeds are restricted as to use and were invested in certificates of deposit of the bank issuing the letters of credit. The certificates of deposit collateralize the letters of credit.


Liquidity Outlook

The Company continues its strategic review of operations as part of its plan to reduce costs, improve cash flow, eliminate non-strategic or under-performing assets and reposition the Company so that it can try to achieve meaningful and sustainable profitability and positive cash flow.


The Company has continued its efforts to improve the competitiveness and profitability of its Virginia Division through cost control, productivity improvement and closure of non-essential high cost operations. However, unexpected continuing and increasing operating losses over the past three quarters requires further action. Accordingly, the Company announced on June 20, 1995 that it was issuing notices, pursuant to the Worker Adjustment and Retraining Notification ("WARN") Act, to its employees and to the employees of its wholly owned subsidiary, Pine Branch Mining Incorporated ("Pine Branch"), working in Lee County and Wise County, Virginia that it will close the Holton Low Splint Mine, which employs 25 people, on August 23, 1995, and that during the fourteen day period beginning August 23, 1995, it expects to implement a further significant layoff at its other Virginia mining facilities. Although the notices were issued for all Westmoreland and Pine Branch employees working in Virginia, the letters of notification also state: "The Company is working on tentative plans which could result in the retention of a reduced workforce to continue to operate certain facilities." The Company is hopeful that by August 23, 1995 an agreement will be reached with a purchaser of the Virginia assets that will allow for the continued operation of some of the facilities. The notices were issued to comply with the WARN Act. The Company is working diligently to develop the best available alternative for Westmoreland's long-term success and to implement it promptly. Management deems that the sale of a portion or all of the Virginia Division's assets and/or related businesses is essential to meeting its near-term operating obligations and scheduled funding requirements in connection with ROVA II and Cleancoal Terminal.

In conjunction with issuing the WARN notices to its employees, the Company also offered an Early Retirement Incentive Program (the "ERIP") on July 7, 1995 to all salaried Westmoreland and Pine Branch employees working in Lee County and Wise County, Virginia. The ERIP will be principally funded out of Westmoreland's Pension Plan surplus. The Company cannot predict the number of employees who might elect to take the ERIP and therefore is unable to forecast its financial impact.

Management believes that the fair value of the Virginia
Division's assets exceeds the carrying value of the assets, and therefore, an impairment adjustment to the assets is not appropriate at this time.

Upon a sale, downsizing or shutdown of all or a part of the Virginia Division the Company may be required to recognize, for accounting purposes, a significant portion of its postretirement medical liabilities and possibly recognize its Pension Withdrawal liability pertaining to the multiemployer UMWA Retirement Funds. The total amount of the liabilities, which would be expensed at the time the Virginia Division's sale, downsizing or shutdown occurs can not be determined until a definitive plan is finalized. The impact of this non-cash expense on shareholders' equity could be material and could affect the Company's ability to pay preferred stock dividends.

The other major factor hampering the Company's long-term liquidity outlook is its significant "heritage costs." These heritage costs consist primarily of cash payments for postretirement medical benefits and for workers' compensation. The Company has ongoing cash expenditures in excess of $14,000,000 per year for postretirement medical benefits and over $6,000,000 per year for workers' compensation benefits. More than $10,000,000 per year of those costs are attributable to idled operations of the Virginia Division and these obligations will be retained by the Company. During the first six months of 1995, the Company incurred cash heritage costs for all operations of $10,869,000.

In addition, the Coal Industry Retiree Health Benefit Act of 1992 (the "Act") authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions pursuant to the Act. In May, 1995, the Trustees issued proposed security provisions which give contributors to the Plan several options for satisfying the Act's security requirements, and set the level of security to be provided by the Company at approximately $22,000,000. The provisions are not final and the Company has not made a final determination as to which option it will select. Currently, the least costly option from a cash point of view that would be available to the Company appears to be the funding of a cash collateral account with cash installments of approximately $2,500,000 per annum (over 9 years) plus an annual finance fee of 2.5% on the remaining unfunded balance. The first installment, estimated to be approximately $2,900,000, would be due in January 1996.


The Company has recently been notified by the Commonwealth of Virginia, that as a result of the Company's workers' compensation experience, the Company will be required to post an additional $750,000 of surety bonds in connection with its workers' compensation self-insurance programs in Virginia. Such additional surety bonds are to be obtained by September 1995. In the past, the Company has been required by its surety bond underwriter to fully collateralize such surety bonds with cash deposits.


The Company expects to fund its near-term heritage costs out of current cash balances, regular cash distributions from the Company's independent power projects and WRI, the divestment of all or a part of the Virginia Division, continued divestment or improvement of under-performing assets and further cost reductions.


As previously reported, the Company will be required to take additional steps, such as the acquisition of new income-producing properties, to generate enough cash to meet its cash requirements through 1996 and beyond. The Company, however, cannot give assurances at this time that these steps can be accomplished.




RESULTS OF OPERATIONS:
SECOND QUARTER ENDED JUNE 30,1995 COMPARED
TO SECOND QUARTER ENDED JUNE 30,1994




		                                 Three Months Ended
		                                        June 30,
                                               1995     1994*
                                              (in thousands)

Coal Operations:
   Virginia Division                      $  (8,390)  $ 1,168
   Pine Branch Mining Incorporated             (173)     (501)
   Westmoreland Resources, Inc.                 627       507
   Westmoreland Coal Sales Company             (621)      (64)
   Net corporate expenses                    (2,286)   (2,574)
   West Virginia - Idled Operations          (2,187)   (2,631)
   Hampton Division                             -         611
   Criterion Coal Company                       -       3,456
   Cleancoal Terminal Company                  (597)     (279)
   Total Coal Operations                    (13,627)     (307)

Independent Power Operations:
   Westmoreland Energy, Inc.                  2,789      (292)

Operating loss                            $ (10,838)  $  (599)


Gains on the sales of assets              $      23   $    -


* Certain amounts have been reclassed to agree with current classifications.



Details of tons sold (in thousands) and average revenue per ton sold were as follows:

                                               Three Months Ended
                                                     June 30,
                                                 1995       1994
By Source and Geographic Sector:
Tons Sold:
     Own Operations - Inland                    1,935      3,171
     Own Operations - Export                       -          96
     For Others - Inland                           94        689
     For Others - Export                           -         316

     Total Tons Sold                            2,029      4,272

By Segment:
     Virginia Division*                           794      1,249
     Westmoreland Resources, Inc.               1,141      1,089
     Hampton Division                              -         359
     Criterion Coal Company                        -         570

     Total Westmoreland Operations              1,935      3,267
     For Others                                    94      1,005

     Total Tons Sold                            2,029      4,272

Average revenue per ton sold:
     Eastern Operations                      $  35.50    $ 31.27
     Westmoreland Resources, Inc.                6.96       6.85
     Weighted Average                           19.45      25.05


*Includes tons:

     Sold by Pine Branch Mining Incorporated       61         63
     Purchased from unaffiliated producers        164        207






COAL OPERATIONS

Coal operations reported operating losses of $13,627,000 and $307,000 for the second quarter of 1995 and 1994, respectively. The deterioration is primarily attributable to the continuing and increasing operating loss from the Company's Virginia Division and the absence of operating profits from Criterion Coal Company, sold in December, 1994 and the Hampton Division, sold in January 1995.

Those continuing business units reporting significant changes in results of operations are discussed below.

Virginia Division - $9,558,000 worse

The Virginia Division had an operating loss of $8,390,000 in the second quarter of 1995 compared to operating income of $1,168,000 in the second quarter of 1994. The increased operating loss at the Virginia Division is largely attributable to higher costs per ton of coal mined as a result of a production shortfall of 397,000 tons from Company mines and increasingly difficult mining conditions in the second quarter of 1995 compared to the second quarter of 1994. A portion of the decline in production is attributable to the cessation of the Company's Holton longwall mine in October 1994. This mine produced 156,000 tons in the second quarter of 1994. The Company expected other Company mines to make up the lost Holton production, however, difficult mining conditions have prevented this. Poor mining conditions and 29 less workdays (due to the timing of a longwall move) at the Pierrepont mine resulted in a decrease of 202,000 tons in the second quarter of 1995 compared to the second quarter of 1994. Productivity is expected to improve later in the year when the longwall is scheduled to move to a new area of the Pierrepont mine. Also, contributing to the increased operating losses at the Virginia Division in the second quarter of 1995 compared to the second quarter of 1994 was a $2,186,000 increase in depreciation expense primarily related to a reduction in the estimated useful life of plant and equipment so that these assets are depreciated to their estimated salvage value by July 31, 1996. The tons sold from the Virginia Division also decreased by 455,000 tons in the second quarter of 1995 compared to the second quarter of 1994. The decline in tonnage is outlined below:

1) A decrease of 233,000 tons to customers other than its two largest customers. Virginia shipped 20,000 tons and 253,000 tons to these customers in the second quarter of 1995 and 1994, respectively.

2) A decrease of 160,000 tons to its second largest customer (Georgia Power Company). Virginia shipped 103,000 tons and 263,000 tons to Georgia Power Company during the second quarter of 1995 and 1994, respectively. The above-market coal supply agreement with Georgia Power Company expired in April 1995.

3) A decrease of 63,000 tons to its largest customer (Duke Power Company). Virginia shipped 671,000 tons and 734,000 tons to Duke Power Company during the second quarter of 1995 and 1994, respectively. This decrease was due to an agreement between the two parties to defer shipments during the first four months of 1995 to later periods.


Pine Branch Mining Incorporated ("Pine Branch") - $328,000 better

Pine Branch is a mountain top surface operation which had operating losses of $173,000 and $501,000 in the second quarter of 1995 and 1994, respectively. The improvement is due to a reduction in operating costs as a result of a new mining plan implemented during the second half of 1994. The continued operation of Pine Branch is directly related to the ultimate resolution of the Virginia Division.


Westmoreland Coal Sales Co. ("WCSC") - $557,000 worse

WCSC had operating losses of $621,000 and $64,000 in the second quarter of 1995 and 1994, respectively. The increase in 1995's operating loss was primarily due to the absence of profits from participating in the export market and a decrease in its domestic brokering business. WCSC reduced its selling and administrative expenses by $461,000 in the second quarter of 1995 compared to the same period of 1994.

INDEPENDENT POWER OPERATIONS - $3,081,000 better

The Company's Independent Power Operations, through its wholly-owned subsidiary, WEI, recorded operating income of $2,789,000 in the second quarter of 1995 compared to an operating loss of $292,000 in the second quarter of 1994. The improvement is due to two factors:

1) increased equity earnings of $2,497,000 from the ROVA I, Rensselaer and Ft. Lupton Projects which became operational in the second quarter of 1994; and

2) decreased expenses of $605,000 related to the amortization of an equity support agreement for three independent power projects.

Additionally, ROVA II commenced commercial operations on June 1,
1995.





RESULTS OF OPERATIONS:
SIX MONTHS ENDED JUNE 30,1995 COMPARED
TO SIX MONTHS ENDED JUNE 30,1994




		                                   Six Months Ended
		                                        June 30,
                                               1995     1994*
                                              (in thousands)

Coal Operations:
   Virginia Division                      $ (15,920)  $   673
   Pine Branch Mining Incorporated             (367)   (1,681)
   Westmoreland Resources, Inc.               1,326     1,291
   Westmoreland Coal Sales Company             (100)      563
   Net corporate expenses                    (5,618)   (4,832)
   West Virginia - Idled Operations          (4,738)   (4,906)
   Hampton Division                             -         581
   Criterion Coal Company                       -       5,800
   Cleancoal Terminal Company                  (701)     (709)
   Total Coal Operations                    (26,118)   (3,220)

Independent Power Operations:
   Westmoreland Energy, Inc.                  5,239      (841)
   WEI - recognition of deferred income       1,750       -
   Total Independent Power Operations         6,989      (841)

Operating loss                            $ (19,129) $ (4,061)


Gains on the sales of assets              $   9,538  $    -


* Certain amounts have been reclassed to agree with current classifications.



Details of tons sold (in thousands) and average revenue per ton sold were as follows:

                                               Six Months Ended
                                                   June 30,
                                                 1995       1994
By Source and Geographic Sector:
Tons Sold:
     Own Operations - Inland                     3,804     5,971
     Own Operations - Export                       -         145
     For Others - Inland                           170     1,119
     For Others - Export                           -         763

     Total Tons Sold                             3,974     7,998

By Segment:
     Virginia Division*                          1,657     2,321
     Westmoreland Resources, Inc.                2,147     2,084
     Hampton Division                               -        665
     Criterion Coal Company                         -      1,046

     Total Westmoreland Operations               3,804     6,116
     For Others                                    170     1,882

     Total Tons Sold                             3,974     7,998

Average revenue per ton sold:
     Eastern Operations                       $  35.64   $ 34.41
     Westmoreland Resources, Inc.                 7.05      7.03
     Weighted Average                            20.20     25.65


*Includes tons:

     Sold by Pine Branch Mining Incorporated       131        98
     Purchased from unaffiliated producers         415       359








COAL OPERATIONS

Coal operations reported operating losses of $26,118,000 and $3,220,000 for the first six months of 1995 and 1994, respectively. The deterioration is primarily attributable to an unexpected continuing and increasing operating loss from the Company's Virginia Division and the absence of operating profits from Criterion Coal Company, sold in December 1994 and the Hampton Division, sold in January 1995.

Those continuing business units reporting significant changes in results of operations are discussed below.

Virginia Division - $16,593,000 worse

The Virginia Division had an operating loss of $15,920,000 in the first six months of 1995 compared to operating income of $673,000 in the first six months of 1994. The operating loss at the Virginia Division is largely attributable to higher costs per ton of coal mined as a result of a production shortfall of 616,000 tons from Company mines and increasing difficult mining conditions in the first six months of 1995 compared to the first six months of 1994. A portion of the decline in production is attributable to the cessation of the Company's Holton longwall mine in October 1994. This mine produced 376,000 tons in the first six months of 1994. The Company expected other Company mines to make up the lost Holton production, however, difficult mining conditions have prevented this. Poor mining conditions at the Pierrepont mine have been experienced but productivity is expected to improve later in the year when the longwall is scheduled to move to a new area of the Pierrepont mine. Also, contributing to the increased operating losses at the Virginia Division in the first six months of 1995 compared to the first six months of 1994 was a $3,786,000 increase in depreciation expense which was primarily related to a reduction in the estimated useful life of plant and equipment so that these assets are depreciated to their estimated salvage value by July 31, 1996. The tons sold from the Virginia Division also decreased by 664,000 tons in the first six months of 1995 compared to the first six months of 1994. The decline in tonnage is outlined below:

1) A decrease of 273,000 tons to its largest customer (Duke Power Company). Virginia shipped 1,149,000 tons and 1,422,000 tons to Duke Power Company during the first six months of 1995 and 1994, respectively. This decrease was due to an agreement between the two parties to defer shipments during the first four months of 1995 to later periods.

2) A decrease of 322,000 tons to customers other than its two largest customers. Virginia shipped 130,000 tons and 452,000 tons to these customers in the first six months of 1995 and 1994, respectively.

3) A decrease of 69,000 tons to its second largest customer (Georgia Power Company). Virginia shipped 378,000 tons and 447,000 tons to Georgia Power Company during the first six months of 1995 and 1994, respectively. The above-market coal supply agreement with Georgia Power Company expired in April 1995.


Pine Branch - $1,314,000 better

Pine Branch is a mountain top surface operation which had operating losses of $367,000 and $1,681,000 in the first six months of 1995 and 1994, respectively. Unusually severe weather conditions in the first quarter of 1994 adversely impacted production and operating costs. The first quarter is always the most difficult for Pine Branch due to weather conditions at the mountain top and the shorter work days. The continued operation of Pine Branch is directly related to the ultimate resolution of the Virginia Division.


Westmoreland Coal Sales Co. ("WCSC") - $663,000 worse

WCSC had operating losses of $100,000 in the first six months of 1995 compared to operating income of $563,000 in the first six months of 1994. Included in the first six months of 1995 results was $967,000 in income generated from the reversal of bad debt allowances related to reserved accounts receivable subsequently collected. Excluding this benefit, the decrease in 1995's operating income was primarily due to the absence of profits from participating in the export market and a decrease in its domestic brokering business. WCSC reduced its selling and administrative expenses by $785,000 in the first six months of 1995 compared to the same period of 1994.

Net Corporate Expenses - $786,000 worse

Net corporate expenses were $5,618,000 and $4,832,000 in the first six months of 1995 and 1994, respectively. Expenses in 1995 increased due to a $1,411,000 non-cash charge for an early retirement incentive program related to the restructuring and downsizing of the Corporate office. The early retirement will be funded principally out of Westmoreland's Pension Plan surplus. Excluding the $1,411,000 charge in the first quarter of 1995, the reduction in net corporate expenses for the first six months of 1995 compared to the same period of 1994 is due to decreased staffing and lower legal expenses.



INDEPENDENT POWER OPERATIONS - $7,830,000 better

The Company's Independent Power Operations, through its wholly-owned subsidiary, WEI, recorded operating income of $6,989,000 in the first six months of 1995 compared to an operating loss of $841,000 in the first six months of 1994. The improvement is due to three factors:

1) increased equity earnings of $4,362,000 from the ROVA I, Rensselaer and Ft. Lupton Projects which became operational in the second quarter of 1994;

2) the recognition of $1,750,000 of deferred development fees received in prior years in connection with the ROVA I; and

3) decreased expenses of $1,311,000 related to the amortization of an equity support agreement for three independent power projects.

Additionally, ROVA II commenced commercial operations on June 1,
1995.

GAINS ON THE SALES OF ASSETS

In January of 1995 the Company sold the assets of its Hampton Division located in Boone and Logan Counties, West Virginia to Burco Resources Corporation and Wind River Resources Corporation and sold its Hampton Division mineral lease to the lessor, Penn Virginia Resources Corporation, for $9,045,000 in cash. The net proceeds to the Company were approximately $7,376,000 after payments related to a capital lease. The elimination of this capital lease resulted in a further reduction of the Company's long-term debt. The Company wrote off a substantial portion of the Hampton Division's assets in 1993. The gain on the sale was $9,088,000 after the reversal of certain liabilities. The purchasers assumed the reclamation and environmental liabilities associated with the Hampton Division as part of the sales transaction. In February 1995, the Company sold the Virginia Division's Dump Train for cash of $945,000 and the related gain on the sale was $425,000.







Inflation did not have a material impact on the Company's operations in 1995.



PART II - OTHER INFORMATION

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Westmoreland was held on June 6, 1995. Proxies for the meeting were solicited pursuant to
Section 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation. Two proposals were voted upon at the meeting.

1. The first proposal was to elect a Board of Directors, to which the issue of broker non-votes did not apply. The tabulation of the votes cast with respect to each of the nominees for election as a Director, in aggregate constituting the full Board of Directors, is set forth as follows:

         NAME                    VOTES FOR         VOTES WITHHELD

    Pemberton Hutchinson         7,817,225              422,545
    Lennox K. Black              7,951,431              288,339
    Brenton S. Halsey            7,844,129              395,641
    William R. Klaus             7,827,784              411,986
    E. B. Leisenring, Jr.        7,829,627              410,143
    Christopher K. Seglem        7,889,087              350,683
    Edwin E. Tuttle              7,830,937              408,833


No nominee for election as a Director received less than 84.4% of the 9,260,966 shares of the Company's securities entitled to vote at the meeting, and no nominee received less than 94.9% of the votes cast at the meeting.


2.The second proposal was to approve the adoption of the 1995
Long-Term Incentive Stock Plan. The proposal was approved and the Plan was adopted. The tabulation of the votes is set forth as follows:

Votes For     Votes Against     Abstentions     Broker Non-votes

5,531,190        655,777           145,034           1,907,769

The 5,531,190 shares of voting securities voted for adoption of the Plan represented 59.7% of the 9,260,966 shares of the Company's securities entitled to vote at the meeting, and 67.1% of the total shares cast with respect to the proposal, the latter calculation including abstentions and broker non-votes in the determination of the quorum.






PART II - OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K



a)  Exhibit 28 - Financial Data Schedule.


b) On May 9, 1995, the Company filed a report on Form 8-K, announcing that the Company will move its corporate office from Philadelphia, Pa. to Colorado Springs, Co.

    On June 14, 1995, the Company filed a report on Form 8-K, which distributed a copy of the speech given by Christopher K. Seglem, President of the Company, at the
    Company's Annual Shareholders' Meeting held on June 6, 1995.


    On June 21, 1995, the Company filed a report on Form 8-K, announcing that on June 20, 1995 the Company had issued WARN notices to its employees at its Virginia Division.












SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             WESTMORELAND COAL COMPANY




Date:  July 21, 1995
                             Francis J. Boyle
                             Senior Vice President,
                             Chief Financial Officer
                             and Treasurer





                             Thomas C. Sharpe
                             Controller



14