Form 10-Q/A
period 1995-06-30
WESTMORELAND COAL CO
filed 1995-08-09
CIK 106455

Form 10-Q/A

PART II - OTHER INFORMATION
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K


a)  Exhibit 27 - Financial Data Schedule.

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





                             WESTMORELAND COAL COMPANY




Date:  August 8, 1995
                             Francis J. Boyle
                             Senior Vice President,
                             Chief Financial Officer
                             and Treasurer





                             Thomas C. Sharpe
                             Controller