Form 10-Q
period 1995-09-30
WESTMORELAND COAL CO
filed 1995-11-14
CIK 106455

<PAGE 1>
                     FORM 10-Q

                             UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  September 30, 1995
                                                 -----------------
                                    OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from     to
                                    ---    ----
                          Commission File Number
                                  0-752

                    WESTMORELAND COAL COMPANY
                    -----------------------------
      (Exact name of registrant as specified in its charter)

          DELAWARE                                    23-1128670
--------------------------                       ---------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)               Identification No.)

14th Floor, 2 North Cascade Avenue
Colorado Springs, Colorado                                80903
----------------------------------------                 -------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number,
   including area code...                           719-442-2600
                                                    ------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities

<PAGE 2>




Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                       Yes    X         No
                           -------         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995:  6,960,966





























<PAGE 3>
                  PART I - FINANCIAL INFORMATION

                               ITEM 1
                        FINANCIAL STATEMENTS

            WESTMORELAND COAL COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                      (Unaudited)
                                     Sept. 30, 1995    Dec. 31, 1994
                                     --------------    -------------
                                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents             $  30,021        $  15,453
  Notes and accounts receivable
    Coal sales                              3,133           21,333
    Notes                                   3,664            4,946
    Other                                   1,254            2,367
                                          -------          -------
                                            8,051           28,646
    Less allowance for
      doubtful accounts                     2,516            3,317
                                          -------          -------
                                            5,535           25,329
Inventories
    Coal                                      648            3,554
    Mine supplies                             909            5,050
                                          -------          -------
                                            1,557            8,604
  Other current assets                        807              952
                                          -------          -------
TOTAL CURRENT ASSETS                       37,920           50,338

Property, plant and equipment
  Land and mineral rights                  30,036           30,175
  Plant and equipment                     248,566          278,400
                                          -------          -------

                                          278,602          308,575

<PAGE 4)


Less accumulated depreciation
 depletion, and writedown of
 fixed assets                             222,278          218,847
                                          -------          -------
                                           56,324           89,728

Assets of Cleancoal Terminal Co.
   held for sale                              -              6,149
Investment in Independent Power
   Projects                                42,212           43,046
Investment in DTA                          19,383           20,375
Other assets                               15,978           20,103
                                          -------          -------
TOTAL ASSETS                            $ 171,817        $ 229,739
                                          =======          =======

<F1>
See accompanying notes to condensed consolidated financial statements.
























<PAGE 5>

                  WESTMORELAND COAL COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                       (Unaudited)
                                      Sept. 30, 1995    Dec. 31, 1994
                                      --------------    -------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Current installments of
    long-term debt                      $   1,802      $   3,561
  Accounts payable and accrued expenses    18,310         30,311
  Accrual for workers' compensation         5,447          5,409
  Accrual for postretirement
    medical costs                          10,400          8,075
  Taxes on income                           3,742          3,963
  Deferred income taxes                       500            500
                                          -------        -------
  TOTAL CURRENT LIABILITIES                40,201         51,819

Long-term debt                              2,338         12,370
Accrual for pneumoconiosis
  benefits                                 14,191         15,004
Accrual for workers' compensation          21,415         21,771
Accrual for postretirement
  medical costs                            71,028         36,405
Other liabilities                          40,925         16,613
Deferred income taxes                      14,472         14,732
Minority interest                          10,919         10,301
SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred stock of $1.00 par value
   Authorized 5,000,000 shares;
   Issued 575,000 shares                      575            575
  Common stock of $2.50 par value
   Authorized 20,000,000 shares;
   Issued 6,960,966  shares at 9/30/95     17,402            -
   Issued 6,957,084 shares at 12/31/94        -           17,390


<PAGE 6>




  Other paid-in capital                    94,641         94,653
  Accumulated deficit                    (156,290)       (61,894)
                                         --------        -------
  TOTAL SHAREHOLDERS' EQUITY (DEFICIT)    (43,672)        50,724
                                         --------        -------
TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY (DEFICIT)     $ 171,817      $ 229,739
                                          =======        =======

<F2>
See accompanying notes to condensed consolidated financial statements.





























<PAGE 7>

                    WESTMORELAND COAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except per share data)
                                      (Unaudited)

                                 Three Months Ended     Nine Months Ended
                                      Sept. 30                Sept. 30
                                    1995       1994       1995       1994
                               ---------  ---------- ---------  ---------
Revenues:
  Coal                         $  20,014  $  90,281  $ 100,270  $ 295,444
  Independent Power                3,766      6,471     12,447      9,305
                                 -------    -------    -------    -------
                                  23,780     96,752    112,717    304,749
                                 -------    -------    -------    -------
Cost and expenses:
   Cost of coal sold              27,690     81,753    115,850    270,378
   Cost of sales-Independent
     Power                           537      2,407      1,544      3,720
   Depreciation, depletion
    and amortization               3,744      4,141     14,383     12,695
   Selling and administrative      4,417      7,536     12,677     21,103
                                 -------    -------    -------    -------
                                  36,388     95,837    144,454    307,896
                                 -------    -------    -------    -------
Loss on idling of Eastern
 coal operations                 (70,538)        -     (70,538)       -
                                 -------     ------    -------     ------
Operating income (loss)          (83,146)       915   (102,275)    (3,147)

Gains on the sales of assets          -          -       9,538        -
Interest expense                    (351)    (1,595)    (1,032)    (3,877)
Interest and other income          1,052        456      3,310      1,770
                                  ------     ------     ------     ------
Loss before income tax
   expense (benefit)
   and minority interest         (82,445)      (224)   (90,459)    (5,254)




<PAGE 8>


Income taxes (benefit):
    Current                          380       266      1,224      1,106
    Deferred                        (102)       -        (349)       324
                                  ------     -----    -------     ------
                                     278       265        875      1,430

Minority interest                    264       214        618        518
                                   ------    ------    ------     ------
Net loss                         (82,987)     (704)   (91,952)    (7,202)

Less preferred stock dividends
     declared                      1,222        -       2,444      1,222
     in arrears                       -       1,222         -      1,222
                                  ------    -------    -------   -------
Net loss applicable
  to common shareholders       $ (84,209) $  (1,926) $(94,396)  $ (9,646)
                                 =======    =======    =======    =======
Net loss per share
applicable to common           $  (12.10) $    (.28) $ (13.56)  $  (1.39)
shareholders                     ========   =======    =======    =======

Weighted average number of
  common shares outstanding        6,961      6,955     6,961      6,955
                                   =====      =====     =====      =====

<F3>
See accompanying notes to condensed consolidated financial statements.















<PAGE 9>
              WESTMORELAND COAL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

Nine Months Ended Sept. 30,                    1995         1994
-------------------------------             ---------    ----------
                                                (in thousands)
Cash flows from operating activities:
  Net loss                                  $(91,952)    $ (7,202)
  Adjustments to reconcile net
    loss to net cash provided (used) by
    operating activities:
  Gains on the sales of assets                (9,538)          -
  Loss on idling of Eastern operations      70,538          -
  Equity earnings from independent power
    projects                                  (9,536)      (6,815)
  Recognition of development fee income       (1,750)         -
  Cash distributions from independent
    power projects                            10,370        1,104
  Depreciation, depletion and amortization    14,383       10,900
  Decrease in accrual for
    pneumoconiosis benefits                     (813)        (975)
  Decrease in notes and accounts
    receivable, net of allowance for
    doubtful accounts                         18,333       22,781
  Decrease in inventories                      3,772        6,699
  Decrease in accounts payable and
    accrued expenses                         (24,081)     (16,851)
  Increase in other long term
    liabilities                                5,498           -
  Increase in accrual for
    postretirement medical costs              (1,252)       5,192
  Other                                       11,028        2,679
                                              ------       ------
 Net cash provided (used) by operating
   activities                                 (5,000)      17,512
                                              ------       ------
Cash flows from investing activities:
  Fixed assets additions                        (502)      (4,551)
 <PAGE 10>

(Increase) decrease in notes receivable        1,774         (870)
Proceeds from sales of assets                 10,131           98
Proceeds from sale of Duke Power Contract     23,503           -
LG&E support fee payment                        -          (4,750)

Decrease in Kentucky Criterion assets
  held for sale                                 -           1,682
                                              ------       ------
Net cash provided (used) by
  investing activities                        34,906       (8,391)
                                              ------       ------
Cash flows from financing activities:
 Hampton lease buyout premium                 (1,103)         -
 Repayment of long-term debt                 (11,791)      (9,472)
 Cash deposits to support
   surety bonds                                  -         (4,430)
 Dividends paid to preferred shareholders     (2,444)      (3,144)
 Other                                           -              4
                                              ------       ------
Net cash used in financing activities        (15,338)     (17,042)
                                              ------       ------
Net increase (decrease) in cash
  and cash equivalents                        14,568       (7,921)
Cash and cash equivalents,
  beginning of period                         15,453       24,262
                                              ------       ------
Cash and cash equivalents,
  end of period                             $ 30,021     $ 16,341
                                              ======       ======

<F4>

Supplemental disclosures of cash flow information:

Cash paid during the period for:
   Interest                            $   1,035     $    3,978
   Income taxes, net                   $   1,664     $      741


<PAGE 11>

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


















<PAGE 12>
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

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


1. CONTINGENCIES

Westmoreland Energy, Inc. ("WEI")

WEI, through subsidiaries and 100%-owned partnerships, holds general and limited interests in partnerships which were formed to develop and own co-generation and other non-regulated independent power plants. Ownership in these partnerships range from 1.25 percent to 50 percent. The lenders to these partnerships have recourse only against these projects and the income and revenues therefrom. The project debt agreements contain various restrictive covenants including limitations on cash distributions to the partners. The partnerships are in compliance with all of these covenants. The Company accounts for partnership interests that are less than 20 percent under the equity method except for one insignificant investment which is accounted for under the cost method.

Southampton Project
-------------------

WEI owns a 30% general partnership interest in LG&E-Westmoreland Southampton ("Southampton Partnership"), which owns the Southampton Project. The Southampton Project, which was engaged in start-up and testing operations from September 1991 through March 1992, failed to meet the Federal Energy Regulatory Commission ("FERC") operating standards for a qualifying facility ("QF") in 1992. The failure was due to three factors: (i) the facility was not dispatched by its power customer, Virginia
<PAGE 13>

Electric and Power Company ("Virginia Power"), on a baseload schedule as anticipated, (ii) the facility was engaged in start-up and testing operations during a portion of that year, and
(iii) the facility operator mistakenly delivered non-sequential steam to the host over a significant period of time. On February 23, 1994, the Southampton Partnership filed a request with the FERC for a waiver of FERC's QF operating standard for 1992. Virginia Power intervened in the FERC proceeding, opposed the granting of a waiver, and alleged that its power contract with the Southampton Partnership had been breached due to the failure of the facility to maintain QF status in 1992.

On July 7, 1994, the FERC issued an order (1) denying the application of the Southampton Partnership for a waiver of the FERC's QF operating standard in 1992 with respect to the Southampton Project and (2) directing the Southampton Partnership to show cause why it should not be required to file rate schedules with the FERC governing its 1992 electricity sales for resale to Virginia Power. In 1994 the Southampton Project established a reserve for the anticipated refund obligations relating to this issue. On August 9, 1994, the Southampton Partnership filed a request for rehearing of FERC's order or, alternatively, a motion for reconsideration. If the FERC were to deny the requested waiver on rehearing and to determine that the Southampton Partnership had been a "public utility" in 1992, then the Southampton Partnership's 1992 actions could be subject to regulation under the Federal Power Act and state laws and regulations; two other cogeneration projects in which the Company holds ownership interests could also be subject to such regulation; the Company and certain of its subsidiaries could become subject to regulation for 1992 under the Public Utility Holding Company Act; and defaults might be created under certain existing agreements. No assurance can be provided as to the timing of the FERC's decision or the outcome. The Company believes that a denial by FERC of a waiver for the Southampton facility would not have a material adverse effect on the operations and liquidity of the Company.






<PAGE 14>

ROVA I Project
--------------

WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the ROVA Partnership). The ROVA Partnership's principal customer contracted to purchase the electricity generated by ROVA I under a long-term contract. In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of the provisions of the contract dealing with the payment of the capacity purchase price when the facility experiences a forced outage day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The ROVA Partnership believes that the customer is required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated annual number. The customer asserts that it is not required to do so.

Since the commencement of commercial operations in May 1994 through September 30, 1995, the customer withheld approximately $7,431,000, including $1,271,000 during the first nine months of 1995, of capacity purchase price payments to the ROVA Partnership because of this dispute. On October 31, 1994, the ROVA Partnership filed a motion for judgment ("complaint") in the Circuit Court of the City of Richmond, Virginia (the "Court") to recover these amounts and to confirm that such payments may not be withheld in the future. On December 12, 1994 the customer filed a motion to dismiss the complaint and on March 17, 1995 the Court granted this motion. The ROVA Partnership filed an amended complaint with the Court on April 17, 1995. On April 27, 1995, the customer filed another motion to dismiss the complaint and on June 20, 1995 the Court held a hearing on the motion. The Court overruled the customer's motion to dismiss the amended complaint on August 23, 1995. Discovery and trial preparation are currently underway. No earnings have been recognized by WEI in 1994 and 1995 for payments withheld by the customer relating to forced outage days. The Company believes that the ROVA Partnership's position is correct. However, the Company is unable to predict the outcome of this proceeding, or the amount, if any, that the customer may be ordered to pay related to this matter.


<PAGE 15>


Other

In addition to the contingencies discussed in this Note, the Company and its subsidiaries had various immaterial claims and suits pending at September 30, 1995, all in the ordinary course of business.

2) VIRGINIA DIVISION

The Company shut down the Virginia Division in the third quarter of 1995 and is maintaining the property on a standby basis. Associated with this idling was the recognition of certain future liabilities. Included in these charges were the writedown of the remaining fixed assets of $18.9 million, the recognition of postretirement medical costs of $38.2 million, the recognition of a UMWA pension withdrawal liability of $20.0 million, severance and early retirement costs of $8.6 million, and other costs totaling approximately $5.5 million. In addition, the Company recognized approximately $3.0 million of idling costs estimated to be incurred while the property is on standby. The Company continues to seek buyers and/or operators for certain of its Virginia assets and facilities. Depending upon the structure of such transactions, the Company could recover certain of the above referenced charges.

3) CAPITAL STOCK

The Company's preferred stock was issued in July 1992. Preferred stock dividends at a rate of 8.5% per annum had been paid quarterly for the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company's principal lenders. On February 1, 1995 the Board of Directors declared a first quarter 1995 preferred stock dividend which was paid April 1, 1995 to holders of record as of March 10, 1995. On June 6, 1995 the Board of Directors declared a second quarter 1995 preferred stock dividend which was paid July 3, 1995 to holders of record as of June 20, 1995. The preferred stock dividend for the third



<PAGE 16>

quarter of 1995 was suspended due to the anticipated unavailability of sufficient shareholders' equity as a result of the impact of certain non-cash charges required by the idling of the Company's Virginia division. The four quarterly dividends which are in arrears (those dividends whose payment dates would have been July 1, 1994, October 1, 1994, January 1, 1995, and October 1, 1995) amount to $4,888,000 in the aggregate ($8.50 per preferred share or $2.125 per depository share. Each share of preferred stock is equivalent to four depository shares.)
Payment of common stock dividends is not permitted until the preferred stock dividends that are in arrears are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay dividends only: (1) out of surplus, that being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock (the combined par value of the Company's two classes of stock was $17,977,000 as of September 30, 1995); or (2) in the event there is no surplus, out of net profits for the fiscal year in which a dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of preferred stock ($575,000). The Company had a shareholders' deficit at September 30, 1995 of $43,672,000.
The Company's Board of Directors will continue to review the payment of quarterly preferred stock dividends as well as the four preferred stock dividends which are in arrears, in light of the above restrictions and the Company's ongoing business circumstances.

4) ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has not determined the effect of the provisions of Statement of Financial Accounting Standards No. 123,"Accounting for Stock-Based Compensation" as of this filing.








<PAGE 17>

                               ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ("MD&A")


               MATERIAL CHANGES IN FINANCIAL CONDITION
               ---------------------------------------
              FROM DECEMBER 31, 1994 TO SEPTEMBER 30,1995
              -------------------------------------------

Liquidity

Cash used by operating activities in the first nine months of 1995 was $5,000,000 compared to cash provided by operating activities in the first nine months of 1994 of $17,512,000.
Unfavorable variances include:

1) Continuing and increased operating losses from the Virginia
Division;

2) The absence of a positive operating cash flow from Criterion
Coal Company which was sold in December 1994, and the Hampton
Division, sold in January 1995; and

3) The absence of the one-time cash improvement realized by the Company in 1994 resulting from the collection of export receivables as the Company withdrew from the export market.

These unfavorable variances were partially offset by increased cash distributions from the Company's independent power projects in 1995. Cash distributions from independent power projects totaled $10,370,000 and $1,104,000 in the first nine months of 1995 and 1994, respectively.

Net cash used by operating activities was $5,000,000 during the first nine months of 1995 primarily due to operating losses at the Virginia Division. During the third quarter of 1995, net cash provided by operating activities totaled $2,673,000, primarily due to a decrease in trade receivables as a result of the idling of the Virginia Division. For the first nine months of 1995, net cash provided by investing activities included
<PAGE 18>

$33,634,000 of net cash from the disposition of various assets, primarily through the sale of the Hampton Division in the first quarter and the sale of the Duke coal contract in the third quarter. Due to the losses at the Virginia Division in its idled state which are expected to be approximately $1,000,000 per month and are expected to continue until such time as operating facilities are reopened under new ownership or are closed and the ongoing cash costs related to post-retirement medical and workers' compensation benefits, the Company's liquidity resources would be inadequate to meet operating requirements after the first quarter of 1996. Management expects to address this near-term problem by continuing to reduce costs and/or selling all or a part of the Virginia Division's assets and/or related businesses.

Cash provided by investing activities in the first nine months of 1995 was $34,906,000, including proceeds of $9,045,000 from the sale of the assets of the Company's Hampton Division, $925,000 from the sale of Virginia Division's Dump Train and $23,503,000 from the sale of the Duke Coal Supply Agreement. WEI collected $1,774,000 of its subordinated loans receivable from project partnerships in the first nine months of 1995. In January of 1995 the Company sold the assets of its Hampton Division located in Boone and Logan Counties, West Virginia to Burco Resources Corporation and Wind River Resources Corporation and sold its Hampton Division mineral lease to the lessor, Penn Virginia Resources Corporation ("Penn Virginia"), for $9,045,000 in cash. Penn Virginia holds an 18.94% voting interest in the Company at September 30, 1995. The Company wrote off a substantial portion of the Hampton Division's assets in 1993. The proceeds to the Company were approximately $7,376,000 after payments related to a capital lease. The elimination of this capital lease resulted in a further reduction of the Company's long-term debt. The gain on the sale was $9,088,000 after the reversal of certain liabilities. The purchasers (including Penn Virginia) assumed the reclamation and environmental liabilities associated with the Hampton Division as part of the sales transaction.

In July of 1995, the Company reached an agreement with Duke Power Company whereby Duke bought out the remaining term of a coal supply agreement with Westmoreland originally entered into on January 1, 1986. The coal shipped to Duke under this agreement
<PAGE 19>

was sourced from the Virginia Division. Westmoreland received approximately $23,500,000 in cash from the buyout transaction in August, 1995. Cash used by investing activities in the first nine months of 1994 amounted to $8,391,000. The Company paid $4,750,000 in fees during the first nine months of 1994 in connection with the Equity Support Agreement for three independent power projects. Fixed asset additions were $502,000 and $4,551,000 in the first nine months of 1995 and 1994, respectively. The decrease in 1995 is a result of a decrease in the production of coal and the subsequent idling of Eastern coal operations.

Cash used in financing activities totaled $15,338,000 and $17,042,000 in the first nine months of 1995 and 1994, respectively. Repayment of long-term debt amounted to $11,791,000 (including $566,000 related to the Hampton capital lease and $8,864,000 related to the sale of Cleancoal Terminal) and $9,472,000 in the first nine months of 1995 and 1994, respectively. Also included in the first nine months of 1995 was a payment of $1,103,000 for the buyout premium for leased assets of the Hampton Division. In the first nine months of 1994 the Company transferred $4,430,000 to a cash deposit account to collateralize the Company's outstanding surety bonds for its workers' compensation self-insurance programs. The Company paid preferred stock dividends of $2,444,000 in each of the first nine months of 1995 and 1994, respectively.

The Company's current ratio was .94 at September 30, 1995 compared to .97 at December 31, 1994. The Company's total debt to capitalization ratio (total debt divided by the sum of total debt, minority interest and shareholders' equity) was not meaningful at September 30, 1995 due to the stockholders' deficit position compared to 21% at December 31, 1994. Debt balances at September 30, 1995 were $4,140,000 compared to $15,931,000 at
December 31, 1994 largely as a result of the release of the Company from its $8,864,000 loan guarantee obligation by the CSX in conjunction with the sale of the assets of Cleancoal Terminal in 1995.

The Company's consolidated cash and cash equivalents at September 30, 1995 totaled $30,021,000 (including $5,274,000 at WRI). At
December 31, 1994, cash and cash equivalents totaled $15,453,000 (including $2,445,000 at WRI). None of the Company's cash and
<PAGE 20>

cash equivalents was or is restricted as to use or disposition. The cash at WRI, a 60% owned subsidiary, is available to the Company only through dividends. In addition, the Company had restricted cash, which was not classified as cash and cash equivalents on the Company's Condensed Consolidated Balance Sheets, of $17,960,000 at September 30, 1995 compared to $9,210,000 at December 31, 1994. The $17,960,000 is comprised of two items: a $9,960,000 interest-bearing cash deposit account, which collateralizes the Company's outstanding surety bonds for its workers' compensation self-insurance programs and is classified on the Company's Condensed Consolidated Balance Sheets as long-term in Other assets at September 30, 1995 and at December 31, 1994; and $8,000,000 invested in certificates of deposit at September 30, 1995 which is classified on the Company's Condensed Consolidated Balance Sheets as an Investment in Independent Power Projects (also a long-term asset). The $8,000,000 in certificates of deposit represents cash proceeds which were transferred from debt reserve accounts of certain of the Company's independent power projects and for which bank letters of credit were substituted. The cash proceeds are restricted as to use and were invested in certificates of deposit of the bank issuing the letters of credit. The certificates of deposit collateralize the letters of credit.


Liquidity Outlook

As part of its plan to improve cash flow, the Company is continuing to implement cost and cash saving measures and to eliminate non-strategic or under-performing assets so that the Company can attempt to reposition itself and try to achieve meaningful and sustainable positive cash flow, and eventually, profitability.

Continued and increased operating losses at the Virginia Division over the first half of 1995 forced the Company to announce on June 20, 1995 that it was issuing notices, pursuant to the Worker Adjustment and Retraining Notification ("WARN") Act, to its employees and to the employees of its wholly owned subsidiary, Pine Branch Mining Incorporated ("Pine Branch"), working in Lee County and Wise County, Virginia that it would close the Holton Low Splint Mine, which employed 25 people, on August 23, 1995,

<PAGE 21>

and that during the fourteen day period beginning August 23, 1995, it expected to implement a further significant layoff at its other Virginia mining facilities. Although the notices were issued for all Westmoreland and Pine Branch employees working in Virginia, the letters of notification also stated: "The Company is working on tentative plans which could result in the retention of a reduced work force to continue to operate certain facilities." By August 23, 1995 an agreement could not be reached with a purchaser of the Virginia assets that would allow for the continued operation of some of the facilities and consequently, the Virginia Division was idled and placed on standby in August 1995. The notices were issued to comply with the WARN Act. Management deems that the sale of a portion or all of the Virginia Division's assets and/or profitable operation of related facilities is essential to the long-term viability of the Company.

In conjunction with issuing the WARN notices to its employees, the Company also offered an Early Retirement Incentive Program (the "ERIP") on July 7, 1995 to all salaried Westmoreland and Pine Branch employees working in Lee County and Wise County, Virginia. The ERIP was principally funded out of Westmoreland's Pension Plan surplus.

The Virginia Division's assets have been written down to reflect fair value as a result of the charges described above.

The major factor hampering the Company's long-term liquidity outlook is its significant "heritage costs." These heritage costs consist primarily of cash payments for postretirement medical benefits and for workers' compensation. The Company has ongoing cash expenditures in excess of $15,500,000 per year for postretirement medical benefits and over $6,500,000 per year for workers' compensation benefits. During the first nine months of 1995, the Company incurred cash heritage costs of $16,500,000.

In addition, the Coal Industry Retiree Health Benefit Act of 1992 (the "Act") authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions pursuant to the Act. In May, 1995, the Trustees issued proposed security provisions which give contributors to the Plan several options for satisfying the Act's security requirements, and set the level of security to be


<PAGE 22>

provided by the Company at approximately $22,000,000. The provisions are now final but the Company has not made a final determination as to which option it will select. Currently, the least costly option from a cash point of view that would be available to the Company appears to be the funding of a cash collateral account with installments of approximately $2,500,000 per annum (over 9 years) plus an annual finance fee of 2.5% on the remaining unfunded balance. The first installment, estimated to be approximately $2,900,000, would be due in January 1996.

The Company expects to fund its near-term heritage costs out of current cash balances, regular cash distributions from the Company's independent power projects and WRI, the divestment of all or a part of the Virginia Division, continued divestment or improvement of under-performing assets and further cost reductions. The Company is currently involved in discussions relating to these items. As previously mentioned, if at least some of these actions are not accomplished in the short term, the Company's cash resources would be inadequate to meet its operating requirements after the first quarter of 1996.

The Company will be required to take additional steps, such as the acquisition of new income-producing properties, to generate enough cash to meet its cash requirements through 1996 and beyond. The Company, however, cannot give assurances at this time that these steps can be accomplished.
















<PAGE 23>

Other

Westmoreland Energy, Inc. ("WEI)
---------------------------------

Equity Funding Commitments

As of September 30, 1995 WEI had one remaining equity funding commitment in the amount of $4,600,000 for the Roanoke Valley II
Project ("ROVA II") which was paid on October 19, 1995.

Equity Support Agreement

On April 15, 1993, the Company entered into an equity support agreement with LG&E Power Inc. ("LG&E") whereby WEI's equity funding commitments of the Roanoke Valley I Project ("ROVA I"), the Rensselaer Project and ROVA II were guaranteed by LG&E. The anticipated $4,600,000 equity funding commitment of ROVA II was guaranteed by LG&E. As consideration for this guarantee and those previous guarantees supporting ROVA I and the Rensselaer Project, the Company pledged its interest in all three of these Projects as security to LG&E. WEI's ownership interest in the Rensselaer Project, ROVA I and ROVA II are no longer pledged to LG&E since the ROVA II equity funding commitment was satisfied on October 19, 1995. The Company paid fees of 1.25 percent per annum on the aggregate amount of the unfunded guarantees and also paid a one-time fee of $4,750,000 in 1994. The $4,750,000 fee is amortized through the required equity funding dates of the respective projects and as of September 30, 1995 the amount remaining to be amortized is insignificant.

Acquisition

On November 1, 1995, WEI completed the purchase of The Corona Group Inc. ("Corona) from OESI Power Corporation. The purchase price was $2,500,000 in cash plus the assumption of various notes in exchange for 100% of the stock of The Corona Group. Corona provides technical services and repair and maintenance services to the electric power industry.




<PAGE 24>

Westmoreland Terminal Company
-----------------------------

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

The Company continues to believe it will recover its investment in DTA as a leasing facility. The Company will continue to market the use of its share of DTA, aggressively manage related costs and monitor the performance and value of this asset.

The DTA partners have a Throughput and Handling Agreement whereby WTC is committed to fund its proportionate share of DTA operating expenses. WTC's total cash funding obligations were $1,436,000, including certain rebates related to the total throughput at the DTA terminal, and $2,152,000 during the first nine months of 1995 and 1994, respectively. The decrease in the cash funding obligation for the first nine months of 1995 compared to the same period of 1994 is largely attributable to the elimination of interest expense on fees related to the DTA Bonds during the first nine months of 1994, and certain adjustments in the first quarter of 1995 related to an overpayment of interest expense in the fourth quarter of 1994.







<PAGE 25>

Cleancoal Terminal Company
--------------------------

The Company sold the assets of Cleancoal Terminal Company to CSX on September 1, 1995. In exchange for the assets of Cleancoal and payment of $2,500,000, CSX agreed to release the Company from an $8,864,000 loan guarantee obligation. The loan guarantee obligation was made to CSX in 1987 in connection with a loan from CSX to affiliates of Adventure Resources, Inc. The Company was also released from related interest payments to CSX of approximately $840,000 per year. Cleancoal's operations were discontinued in January 1995 and the majority of its employees were laid off on January 31, 1995. The loss on the sale of the assets of Cleancoal Terminal Company was recorded in the fourth quarter of 1994.

Miscellaneous
-------------

In July 1995, the Board of Directors of the Company approved and authorized the terms of a letter agreement with Penn Virginia Equities Corporation (Equities) dated June 29, 1995 executed by respective officers of the companies which (i) authorized the withdrawal of Equities Demand Notice for a Demand Registration (as defined in the Agreement of July 9, 1992 by and among the Company, Penn Virginia Corporation and Equities) delivered on March 13, 1995 to the Company, (ii) acknowledged that Equities is entitled to one remaining Demand Registration, (iii) extended the Termination Date of Equities Demand Registration to the earlier of 90 days after the Company files its 1995 Annual Report on Form 10-K or September 29, 1996 and (iv) obtained Equities agreement not to deliver another Demand Notice to the Company prior to the earlier of May 31, 1996 or the date on which the company files its 1995 Annual Report on Form 10-K.









<PAGE 26>

-----------------------------------------------------------------

RESULTS OF OPERATIONS:
THIRD QUARTER ENDED SEPT. 30,1995 COMPARED
TO THIRD QUARTER ENDED SEPT. 30,1994



		                                 Three Months Ended
		                                        Sept. 30,
                                               1995     1994
                                          ---------   --------
                                              (in thousands)
Coal Operations:
   Virginia Division                      $ (78,977)  $   976
   Pine Branch Mining Incorporated           (3,000)      182
   Westmoreland Resources, Inc.                 925       922
   Westmoreland Coal Sales Company             (554)     (157)
   Net corporate expenses                    (2,626)   (3,081)
   West Virginia - Idled Operations          (2,240)   (2,156)
   Hampton Division                             -         644
   Criterion Coal Company                       -         626
   Cleancoal Terminal Company                   377      (126)
                                             ------    -------
   Total Coal Operations                    (86,095)   (2,170)
                                             ------     -----
Independent Power Operations:
   Westmoreland Energy, Inc.                  2,949     3,085
                                             ------     -----
Operating income (loss)                   $ (83,146)  $   915
                                             ======     =====

<F5>





<PAGE 27>
Details of tons sold (in thousands) and average revenue per ton sold were as follows:

                                               Three Months Ended
                                                     Sept. 30,
                                                 1995       1994*
                                                -----      -----
By Source and Geographic Sector:
Tons Sold:
     Own Operations - Inland                    1,494      2,936
     Own Operations - Export                       -          42
     For Others - Inland                           32        568
     For Others - Export                           -          86
                                                -----      -----
     Total Tons Sold                            1,526      3,632
                                                =====      =====
By Segment:
     Virginia Division*                           266      1,224
     Westmoreland Resources, Inc.               1,228      1,028
     Hampton Division                              -         253
     Criterion Coal Company                        -         472
                                                -----      -----
     Total Westmoreland Operations              1,494      2,977
     For Others                                    32        655
                                                -----      -----
     Total Tons Sold                            1,526      3,632
                                                =====      =====
Average revenue per ton sold:
     Eastern Operations                      $  39.69    $ 28.86
     Westmoreland Resources, Inc.                7.19       7.38
                                                -----      -----
     Weighted Average                           13.58      24.86
                                                =====      =====
<F6>
*Includes tons:
     Sold by Pine Branch Mining Incorporated       26         16
     Purchased from unaffiliated producers         43         82
     Purchased from Pine Branch Mining Co.          -        244
                                                   --        ---
                                                   69        342

<PAGE 28>

COAL OPERATIONS
---------------

Coal operations reported operating losses of $86,095,000 and $2,170,000 for the third quarter of 1995 and 1994, respectively. The change is primarily attributable to the recognition of liabilities associated with the idling of the Virginia division, the continued and increased operating loss from the Company's Virginia Division and the absence of operating profits from Criterion Coal Company, sold in December, 1994 and the Hampton Division, sold in January 1995.

Those business units reporting significant changes in results of operations are discussed below.

Virginia Division - $79,953,000 worse
-------------------------------------

The Virginia Division had an operating loss of $78,977,000 in the third quarter of 1995 compared to operating income of $976,000 in the third quarter of 1994. The increased operating loss at the Virginia Division is largely attributable to higher costs per ton of coal mined as a result of increasingly difficult mining conditions in the third quarter of 1995 compared to the third quarter of 1994 and the recognition of certain liabilities associated with cessation of mining activities during the third quarter, 1995. Included in these charges were medical costs of $38.2 million, recognition of a UMWA pension withdrawal liability of $20.0 million, writedown of fixed assets of $18.9 million, severance and early retirement costs of $8.6 million and other costs totaling approximately $5.5 million. The Virginia Division also recognized a $23.5 million gain during the third quarter from the early contract buyout of the Duke Power Coal Purchase Agreement.


Pine Branch Mining Incorporated ("Pine Branch") - $3,182,000
worse
-------------------------------------------------------------

Pine Branch is a mountain top surface operation which had an operating loss of $3,000,000 and operating income of $182,000 in the third quarter of 1995 and 1994, respectively. The decline is
<PAGE 29>

due to the shutdown of Pine Branch operations and recognition of certain liabilities and charges associated with the shutdown.

Included in the charges were $1.4 million for the write-off of fixed assets, $121,000 of medical charges, and $900,000 for final reclamation obligations.


Westmoreland Coal Sales Co. ("WCSC") - $397,000 worse
-----------------------------------------------------

WCSC had operating losses of $554,000 and $157,000 in the third quarter of 1995 and 1994, respectively. The increase in 1995's operating loss was primarily due to the absence of profits from participating in the export market and a decrease in its domestic brokering business which businesses were for the most part discontinued because of low margins and high working capital requirements. WCSC has continued to make significant reductions in selling and administrative expenses as a result of the continued decline in coal marketing and sales.

























<PAGE 30>
-----------------------------------------------------------------

RESULTS OF OPERATIONS:
NINE MONTHS ENDED SEPT. 30,1995 COMPARED
TO NINE MONTHS ENDED SEPT. 30,1994

		                                   Nine Months Ended
		                                        Sept. 30,
                                               1995     1994*
                                          ---------   --------
                                              (in thousands)
Coal Operations:
   Virginia Division                      $ (94,897)  $ 1,649
   Pine Branch Mining Incorporated           (3,367)   (1,499)
   Westmoreland Resources, Inc.               2,251     2,213
   Westmoreland Coal Sales Company             (654)      406
   Net corporate expenses                    (8,244)   (7,913)
   West Virginia - Idled Operations          (6,978)   (7,062)
   Hampton Division                             -       1,225
   Criterion Coal Company                       -       6,426
   Cleancoal Terminal Company                  (324)     (835)
                                            -------     -----
   Total Coal Operations                   (112,213)   (5,390)
                                            -------     -----
Independent Power Operations:
   Westmoreland Energy, Inc.                  8,188     2,243
   WEI - recognition of deferred income       1,750        -
                                              -----     -----
   Total Independent Power Operations         9,938     2,243
                                             ------     -----
Operating loss                            $(102,275) $ (3,147)
                                             ======     =====

Gains on the sales of assets              $   9,538  $     -
                                             ======     ======

<F7>
* Certain amounts have been reclassed to agree with current classifications.
<PAGE 31>

Details of tons sold (in thousands) and average revenue per ton sold were as follows:

                                               Nine Months Ended
                                                   Sept. 30,
                                                 1995       1994*
                                                ------    ------
By Source and Geographic Sector:
Tons Sold:
     Own Operations - Inland                     5,298     8,907
     Own Operations - Export                       -         187
     For Others - Inland                           202     1,687
     For Others - Export                           -         849
                                                 -----     -----
     Total Tons Sold                             5,500    11,630
                                                 =====    ======
By Segment:
     Virginia Division*                          1,923     3,545
     Westmoreland Resources, Inc.                3,375     3,112
     Hampton Division                               -        918
     Criterion Coal Company                         -      1,518
                                                 -----    ------
     Total Westmoreland Operations               5,298     9,093
     For Others                                    202     2,537
                                                 -----    ------
     Total Tons Sold                             5,500    11,630
                                                 =====    ======
Average revenue per ton sold:
     Eastern Operations                       $  35.90   $ 32.07
     Westmoreland Resources, Inc.                 7.10      7.15
                                                 -----     -----
     Weighted Average                            18.23     25.40
                                                 =====     =====
<F8>
*Includes tons:

     Sold by Pine Branch Mining Incorporated       157       196
     Purchased from unaffiliated producers         458       603

<PAGE 32>

COAL OPERATIONS
---------------
Coal operations reported operating losses of $112,213,000 and $5,390,000 for the first nine months of 1995 and 1994, respectively. The change is primarily attributable to the recognition of certain liabilities associated with the idling of the Virginia business, unexpected continued and increased operating loss from the Company's Virginia Division and the absence of operating profits from Criterion Coal Company, sold in December 1994 and the Hampton Division, sold in January 1995.

Those business units reporting significant changes in results of operations are discussed below.

Virginia Division - $96,546,000 worse
-------------------------------------
The Virginia Division had an operating loss of $94,897,000 in the first nine months of 1995 compared to operating income of $1,649,000 in the first nine months of 1994. The operating loss at the Virginia Division is partially attributable to higher costs per ton of coal mined as a result of production shortfalls from Company mines and increasing difficult mining conditions in the first nine months of 1995 compared to the first nine months of 1994. The major contributor to the increased operating losses at the Virginia Division in the first nine months of 1995 compared to the first nine months of 1994 was the recognition of charges relating to the idling of the Virginia division during the third quarter of 1995. Included in these charges were medical costs of $38.2 million, recognition of a UMWA pension withdrawal liability of $20.0 million, writedown of fixed assets of $18.9 million, severance and early retirement costs of $8.6 million and other costs totaling approximately $5.5 million. The Virginia Division also recognized a $23.5 million gain during the third quarter from the early contract buyout of the Duke Power Coal Purchase Agreement.

Pine Branch - $1,868,000 worse
-------------------------------

Pine Branch is a mountain top surface operation which had operating losses of $3,367,000 and $1,499,000 in the first nine


<PAGE 33>

months of 1995 and 1994, respectively. Operating losses in 1995 are largely attributable to the recognition of certain liabilities and charges associated with the shutdown of Pine Branch operations in the third quarter of 1995. Included in the charges were $1.4 million for the write-off of fixed assets, $121,000 of medical costs, and $900,000 for final reclamation obligations. Unusually severe weather conditions in the first quarter of 1994 adversely impacted production and operating costs.

Westmoreland Coal Sales Co. ("WCSC") - $1,060,000 worse
-----------------------------------------------------

WCSC had operating losses of $654,000 in the first nine months of 1995 compared to operating income of $406,000 in the first nine months of 1994. Included in the first nine months of 1995 results was $967,000 in income generated from the reversal of bad debt allowances related to reserved accounts receivable subsequently collected. Excluding this benefit, the decrease in 1995's operating income was primarily due to the absence of profits from participating in the export market and a decrease in its domestic brokering business which businesses were for the most part discontinued because of low margins and high working capital requirements. WCSC continues to reduce its selling and administrative expenses as a result of the decline in coal marketing and sale activity.

Net Corporate Expenses - $331,000 worse
---------------------------------------

Net corporate expenses were $8,244,000 and $7,913,000 in the first nine months of 1995 and 1994, respectively. Expenses in 1995 increased due to a $1,411,000 non-cash charge for an early retirement incentive program related to the restructuring and the relocation and downsizing of the Corporate office. The early retirement will be funded principally out of Westmoreland's Pension Plan surplus. Excluding the $1,411,000 charge in the first quarter of 1995, the reduction in net corporate expenses for the first nine months of 1995 compared to the same period of 1994 is due to decreased staffing and lower legal expenses.



<PAGE 34>

INDEPENDENT POWER OPERATIONS - $7,695,000 better
------------------------------------------------

The Company's Independent Power Operations, through its wholly-owned subsidiary, WEI, recorded operating income of $9,938,000 in the first nine months of 1995 compared to operating income of $2,243,000 in the first nine months of 1994. The improvement is due to three factors:

1) increased equity earnings of $3,653,000 from the ROVA I, Rensselaer and Ft. Lupton Projects which became operational in the second quarter of 1994; and ROVA II which became operational in the second quarter of 1995;

2) the recognition of $1,750,000 of deferred development fees received in prior years in connection with the ROVA I; and

3) decreased expenses of $1,989,000 related to the amortization of an equity support agreement for three independent power projects.

GAINS ON THE SALES OF ASSETS
----------------------------

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

Inflation did not have a material impact on the Company's operations in 1995.
<PAGE 35>

                 PART II - OTHER INFORMATION

                            ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------


a)  Exhibit 27 - Financial Data Schedule.


b) On August 23, 1995, the Company filed a report on Form 8-K, which distributed a copy of a letter to the shareholders dated August 11, 1995, and announced that on June 20, 1995, the Company had issued WARN notices to its employees at its Virginia Division, announced the second quarter 1995 financial results on July 21, 1995 and announced on July 26, 1995 that the Company had elected two new directors.

On September 1, 1995, the Company filed a report on Form 8-K announcing that on August 25, 1995 the Company had completed the sale of the coal supply agreement with Duke Power Company and had received a favorable ruling on independent power litigation relating to the ROVA forced outage issue.




















<PAGE 36>

                            SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             WESTMORELAND COAL COMPANY




Date:  November 14, 1995
                             Robert J. Jaeger
                             Vice President - Finance,
                             Treasurer, and Controller






                             Larry W. Mikkola
                             Assistant Controller