Form 10-Q/A
period 1995-09-30
WESTMORELAND COAL CO
filed 1995-11-15
CIK 106455

<PAGE 1>


                      WESTMORELAND COAL COMPANY
                  14TH FLOOR - HOLLY SUGAR BUILDING
                        2 NORTH CASCADE AVENUE
                      COLORADO SPRINGS, CO 80903



November 15, 1995


Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Westmoreland Coal Company, (the "Company") is the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 1995.

The Company filed form 10-Q in a timely manner on November
14, 1995 but failed to successfully include the required
Financial Data Schedule. This form 10-Q/A corrects the error.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Very truly yours,



Larry W. Mikkola
Assistant Controller











                        EXHIBIT INDEX




Exhibit
  No.                  Description
-------                -----------

  27               Financial Data Schedule
































<PAGE 3>



                                                                  SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               WESTMORELAND COAL COMPANY




Date:  November 15, 1995
                               Robert J. Jaeger
                               Vice President - Finance
                               Treasurer, and Controller







                               Larry W. Mikkola
                               Assistant Controller