Form 10-K
period 1995-12-31
WESTMORELAND COAL CO
filed 1996-04-15
CIK 106455

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
(MARK ONE)

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
  -----      OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                     OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  -----     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM __________ TO ________.

                          COMMISSION FILE NO. 0-752

                           WESTMORELAND COAL COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              23-1128670
- -----------------------------                                -------------------
 (STATE OR OTHER JURISDICTION OF                             (I. R. S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

14TH FLOOR,   2 NORTH CASCADE AVENUE,         COLORADO SPRINGS,  CO    80903
- --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

Registrant's telephone number, including area code:            (719) 442-2600
                                                               --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF STOCK EXCHANGE
TITLE OF EACH CLASS                                       ON WHICH REGISTERED
- -------------------                                     ----------------------
Common Stock, par value $2.50 per share                 New York Stock Exchange
Depository Shares, each representing                    New York Stock Exchange
  a one-quarter share of Series A Convertible
  Exchangeable Preferred Stock

Preferred Stock Purchase Rights                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                                        NAME OF STOCK EXCHANGE
TITLE OF EACH CLASS                                       ON WHICH REGISTERED
- -------------------                                     ----------------------
Series A Convertible Exchangeable                       New York Stock Exchange
  Preferred Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   x           No
                              -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     X
                                   -----

The aggregate market value of voting stock held by non-affiliates as of February 29, 1996 is estimated to be $32,862,000. Voting stock held by affiliates is designated as voting stock beneficially held by executive officers and directors and by holders of more than 10% of the outstanding voting stock.

There were 6,965,328 shares outstanding of the registrant's Common Stock, $2.50 Par Value (the registrant's only class of common stock), as of February 29, 1996.

There were 2,300,000 depository shares, each representing one quarter of a share of the registrant's Preferred Stock, $0.25 Par Value per depository share, outstanding as of February 29, 1996.

The following documents have been incorporated by reference into the Parts of this Form 10-K (i.e., Part I, Part II, etc.) indicated in parentheses:

Definitive proxy statement to be filed on or about April 26, 1996. (Part III)

Westmoreland Coal Company's 1995 Annual Report to Shareholders: Management's Discussion and Analysis of Financial Condition and Results of Operations, Five-Year Review, Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and Market Information on Capital Stock. (Part II)





                                       A2

                                     PART I


ITEM 1 - BUSINESS

During the year ended December 31, 1995, Westmoreland Coal Company's (the "Company") principal business was the production and sale of coal in the United States. Unlike prior years, the Company's operations in 1995 did not include the marketing and sale of a significant amount of coal produced by unaffiliated
producers.   Beginning in 1992, the Company commenced a strategic review of operations to eliminate underperforming assets and to attempt to achieve
sustainable profitability.   Pursuant to this strategic review, the Company has
sold or shut down a number of assets and operations, paid off its bank debt, withdrawn from the export market and substantially reduced marketing of coal for unaffiliated producers.

Since the idling of the Company's Eastern operations in the third quarter of 1995, the Company's principal businesses have become, (i)the production and sale of coal from the Powder River Basin in Eastern Montana; (ii) the ownership of interests in cogeneration and other non-regulated independent power plants; the provision of repair and maintenance services to utilities and power projects; and (iii) the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility.

COAL OPERATIONS

COAL PRODUCTION

Through Westmoreland Resources, Inc. ("WRI"), the Company produces coal in the Powder River Basin in eastern Montana from reserves owned by the Crow Indians. Prior to the idling, eastern operations were conducted through the Virginia Division and a wholly-owned subsidiary, Pine Branch Mining Incorporated ("Pine Branch") on 60,000 acres of reserves located in Virginia and Kentucky.
Limited production by subcontractors and subleases remains.

The following sections describe the Company's currently owned mining and production facilities some of which have been idled or closed.





                                       A3

WESTMORELAND RESOURCES, INC. WRI is 60% owned by the Company. Morrison Knudsen Corporation owns 24% and Penn Virginia Equities_Corporation owns 16%. WRI operates one large surface mine on approximately 15,000 acres of subbituminous coal reserves. WRI shipped 4,426,000 tons, 4,364,000 tons, and 3,224,000 tons of coal in 1995, 1994 and 1993, respectively. Morrison Knudsen Corporation currently mines WRI's coal reserves on a contract basis. The Company received cash dividends from WRI of $1,650,000, $1,500,000 and $540,000 in 1995, 1994 and 1993, respectively.

VIRGINIA DIVISION. The Company's Virginia Division consists of eight underground mines. In 1995, the Company operated five of these mines, all of which are now idled, and three were operated by independent contractors. The Company's Virginia Division assets include two preparation plants and one
transloading facility.   The Virginia Division shipped 2,007,000 tons,
4,512,000 tons, and 4,878,000 tons of coal in 1995, 1994 and 1993, respectively, including coal produced by independent contractors, coal purchased from Pine Branch and coal purchased from third party locations. As of December 31, 1995, the Virginia Division properties employed 48 people.

The Company idled the Virginia Division in the third quarter of 1995 and is maintaining the properties on a standby basis except for portions currently being operated by two mining contractors. Associated with this idling was the recognition of certain future liabilities through unusual accounting charges. Included in these charges were the writedown to the estimated net realizable value of the remaining fixed assets of $18.9 million, the recognition of postretirement medical costs of $34.3 million, the recognition of a potential UMWA pension withdrawal liability of $20.0 million, severance and early retirement costs of $8.6 million, and other costs totaling approximately $5.5 million. In addition, the Company recognized idling costs incurred during the fourth quarter of 1995 while the property is on standby basis. The Company continues to seek buyers and/or operators for its Virginia Division assets and facilities. Depending upon the structure of such transactions, the Company may be able to reverse some of the above referenced charges.

PINE BRANCH MINING INCORPORATED. Pine Branch is a wholly-owned subsidiary of the Company with surface mining operations on reserves subleased from the Virginia Division. Pine Branch began operations in 1992 and consists of one mine. Pine Branch also performs reclamation work for the Virginia Division at certain sites that were previously abandoned by independent contractors. The operations of Pine Branch also were suspended during the third quarter of 1995. As a result,





                                       A4
certain charges and liabilities were incurred. Included in the charges were $1,400,000 for the write-off of fixed assets, $121,000 of medical benefits, and $900,000 for final reclamation obligations.

CRITERION COAL COMPANY. The Company sold the assets of Criterion Coal Company, a wholly-owned subsidiary, and its affiliated companies, ("Criterion") on December 22, 1994 to CONSOL of Kentucky, Inc.("CONSOL"). Criterion consisted of six mines, including two surface mines and four underground mines, and a preparation plant. All of the mining operations were conducted by independent contractors on Criterion's properties. Refer to Note 3 to the Consolidated Financial Statements for additional information regarding the sale of Criterion.

HAMPTON DIVISION.    The Company sold the assets of its Hampton Division in
January 1995 and concurrently sold the related mining lease back to the lessor, Penn Virginia Resources Corporation. From January 1994 through April 1994, the Hampton Division operations consisted of two underground mines, a large surface mine, a central machine shop and a preparation plant. It operated on approximately 14,000 acres in West Virginia and employed 130 people. Most of the Hampton Division was closed down in May 1994 due to high production costs and market conditions, including the termination of an above-market coal sales contract. Refer to Note 3 to the Consolidated Financial Statements for additional discussion related to the sale of the Hampton Division.

COAL MARKETING

Historically, Westmoreland Coal Sales Company, Inc. ("WCSC") has sold steam and metallurgical coal to the domestic and export markets. Prior to 1995, a significant portion of this coal was supplied by unaffiliated producers. The majority of the Company's sales have been in the steam market and have suffered from decreasing prices, declining demand for certain qualities of coal, higher production costs and limited supply. Activities related to unaffiliated producers also required that the Company provide a substantial amount of working capital. During the five year period from 1990 through 1994, the Company established $4,801,000 in reserves for potentially uncollectible accounts receivable related to coal sold for unaffiliated producers. Additionally, in 1992 the Company fully reserved $20,489,000 of loans, a debt guarantee and other related items on behalf of Adventure Resources, Inc. ("Adventure"), an unaffiliated producer. WCSC was the exclusive sales agent for Adventure Resources, whose other affiliated companies include M.A.E.





                                       A5

Services, Inc. and Maben Energy Corporation. As sales agent for Adventure, the Company purchased all of Adventure's clean coal production at the time it was produced and carried all inventory and accounts receivable related to the sale of Adventure's coal production. No coal was supplied from Adventure during 1995. Adventure supplied 1,664,000 tons of the total tons purchased by the Company from unaffiliated producers in 1994. On December 2, 1992 Adventure, and certain of its affiliated companies, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of West Virginia. Pursuant to a plan, whose terms were discussed and negotiated with Adventure and related customers, the Company terminated its obligation to buy coal from Adventure and to provide financial support as of November 8, 1994. Refer to the Adventure Resources, Inc. section of Note 15 to the Consolidated Financial Statements for further details related to the establishment of this reserve.

During 1994 the Company withdrew from the export market and severed most of its relationships with remaining unaffiliated producers. Curtailment of the coal marketing services provided to unaffiliated producers reduced substantially the demands on the Company's working capital.

As a result of its asset dispositions, withdrawal from the export market and reduction in activities related to unaffiliated producers during 1994, the Company also closed related sales and field offices located in Banner, Kentucky; Beckley, West Virginia; and Charlotte, North Carolina.


The following tables show, for each of the past five years, tons sold and revenues derived from Company and unaffiliated production as well as revenues from domestic and export activities. Included in Company tonnage below are amounts of produced tonnage purchased from non-Company properties, but processed through Company-owned facilities.

                      Coal Sales in Tons (tons in 000's)

          Year      Total     Company Produced    Sold for Others
          ----      -----     ----------------    ---------------

          1995      7,063           6,590                473
          1994     14,815          12,031              2,784
          1993     16,687          11,551              5,136
          1992     19,380          11,774              7,606
          1991     20,627          11,570              9,057





                                       A6

                        Coal Revenues ($'s in 000's)

          Year      Total     Company Produced    Sold for Others
          ----      -----     ----------------    ---------------
          1995    111,303           95,181             16,122
          1994    370,166          286,970             83,196
          1993    465,256          307,468            157,788
          1992    536,289          309,243            227,046
          1991    567,075          284,399            282,676


                        Coal Revenues ($'s in 000's)

          Year      Total          Domestic              Export
          ----      -----          --------              ------
          1995     111,303         111,303                 -
          1994     370,166         340,489               29,677
          1993     465,256         365,429               99,827
          1992     536,289         399,130              137,159
          1991     567,075         395,162              171,913


Criterion and the Hampton Division accounted for 26% of the tons sold and 31% of the coal revenues derived from Company production in 1994. The following tables show, for each of the past five years, tons sold and revenue derived from coal produced at Criterion and the Hampton Division.

                     Coal Sales in Tons (tons in 000's)

         Year       Total         Criterion      Hampton
         ----       -----         ---------      -------
         1995         -               -             -
         1994       3,073           1,954         1,119
         1993       3,414           1,853         1,561
         1992       3,531           1,786         1,745
         1991       3,143           1,600         1,543

                            Revenues ($ in 000's)

         Year      Total         Criterion       Hampton
         ----      -----         ---------       -------
         1995         -               -             -
         1994      89,436          55,800        33,636
         1993     105,711          51,837        53,874
         1992     104,242          48,940        55,302
         1991      93,233          43,449        49,784





                                       A7

Approximately 60% of the tonnage sold by the Company in 1995 was pursuant to contracts calling for deliveries over a period longer than one year ("long-term contracts"). The table below presents total sales tonnage and the amount of coal tonnage sold under long-term contracts for the last five years:

                  Total Sales           Sales Under Long-
                 Tonnage (000s)         Term Contracts Tons (000s)  %
                 --------------         -----------------------------
               1995         7,063               4,206      60%
               1994        14,815              11,981      81%
               1993        16,687              12,774      77%
               1992        19,380              13,867      72%
               1991        20,627              13,969      68%
               1990        20,279              14,761      73%


The next table presents total sales tonnage the Company expects to ship under existing long-term contracts for the next five years from the Company's mining operations (all from WRI):

                            Projected Sales Tonnage
                             Under Existing Long-
                             Term Contracts (000s)
                            -----------------------
                             1996            4,400
                             1997            5,500
                             1998            5,200
                             1999            5,200
                             2000            3,200

In 1995, the three largest customers of the Company accounted for 78% of its coal revenues. Duke Power Company, Georgia Power Company and Northern States Power accounted for 52%, 13% and 13%, respectively, of the Company's coal revenues in 1995. The Duke Power Contract was sold back to the utility during the third quarter of 1995. The Georgia Power Contract expired during 1995 and was not renewed. No other customer accounted for as much as 10% of the Company's 1995 coal revenues.

The majority of the coal produced by WRI is sold under long-term contracts. The long-term contract with its largest customer, Northern States Power, expires in 2005 and accounted for 59% of the tons sold by WRI in 1995.





                                       A8

WRI has also entered into an option agreement with Northern States Power whereby it has agreed to sell up to an additional 200,000,000 tons of coal through December 31, 2005. As compensation for granting the option, WRI receives 1 1/4 cents, payable quarterly (with applicable price adjustments) for each optioned ton. The option may be exercised at any time in whole or in part through December 31, 2005. If exercised, the sales price will be based on the market price at the time the option is exercised. WRI recorded income totalling $3,014,000, $2,961,000 and $3,202,000 during 1995, 1994 and 1993 respectively, relative to the option agreement. No coal has been delivered under the option agreement.

WRI's customers accounted for $31,088,000 in coal revenues in 1995 from the sale of 4,426,000 tons of coal, which represent 28% of the Company's total 1995 coal revenues and 65% of the Company's total tons sold in 1995.

Cleancoal Terminal Company ("Cleancoal") a former wholly-owned subsidiary of the Company, was a rail-to-barge transloading and storage facility on the Ohio River in Kentucky between Louisville, Kentucky and Cincinnati, Ohio. The terminal ceased operations in January 1995 as a result of continuing operating losses and an agreement to sell Cleancoal's assets to an indirect wholly-owned subsidiary of the CSX Corporation. The majority of Cleancoal's employees were laid off on January 31, 1995. The sale transaction was completed during the third quarter of 1995. The terminal was utilized by the Company to blend and transport coal from primarily unaffiliated producers in Kentucky for shipments
to midwestern, southern and foreign markets.    Cleancoal had an annual
transloading capacity of 6,000,000 tons. Cleancoal transloaded 1,304,000 tons and 2,511,000 tons in 1994 and 1993, respectively but was unable to generate a profit. No coal was transloaded during 1995. Refer to Note 3 of the Consolidated Financial Statements for more details related to the Cleancoal sale.

Westmoreland Terminal Company, a wholly-owned subsidiary of the Company, owns a 20% interest in Dominion Terminal Associates ("DTA"), the owner of a coal storage and vessel-loading facility in Newport News, Virginia. Prior to 1995, the terminal was utilized by the Company for most of its coal exporting and intracoastal business. DTA's annual throughput capacity is 22,000,000 tons, and its ground storage capacity is 1,700,000 tons. In 1995, DTA loaded 15,900,000 tons, including 1,461,000 tons for the Company. Presently, the Company utilizes the terminal to lease ground storage space and





                                       A9
vessel-loading capacity and facilities to others. Refer to Note 6 of the Consolidated Financial Statements for further information regarding DTA.

INDEPENDENT POWER OPERATIONS

WEI is engaged in the businesses of owning and managing interests in independent power projects. WEI, through various subsidiaries, currently has interests in eight such power projects. The Roanoke Valley II project ("ROVA II" or "ROVA II Project") became operational during 1995, bringing the number of projects in commercial service to eight. WEI has a 50% interest in ROVA II and made an equity funding investment of $4,611,000 in 1995. WEI also provides repair and maintenance services to utilities and power projects through its subsidiary Corona Engineering Corporation ("CEC"), located in Atlanta, Georgia. Refer to Note 5 of the Consolidated Financial Statements for additional information concerning WEI.

Independent power projects sell electricity through long term power contracts to either utilities, or in some cases, to large industrial users. There are three types of independent power projects: cogeneration projects which sequentially provide two types of useful energy (e.g., electricity and steam) from a single primary fuel (e.g., coal); small power producers which utilize waste, biomass or other renewable resources as fuel; and exempt wholesale generators ("EWG") which provide electrical energy without the requirement to sell thermal energy or use waste or renewables as fuel sources. The key elements of an independent power project are a long-term contract for the sale of electricity, long- term contracts for the fuel supply, a suitable site, required permits and project financing. Cogeneration projects require another long-term contract for the sale of the steam or other thermal energy. The economic benefits of cogeneration can be substantial because, in addition to generating electricity, a significant portion of the energy is used to produce steam or high temperature water (thermal energy) for industrial processes. Electricity is sold to utilities and in certain situations, to end-users of electrical power, including large industrial facilities. Thermal energy from the cogeneration plant is sold to commercial enterprises and other institutions. Large industrial users of thermal energy include plants in the chemical processing, petroleum refining, food processing, pharmaceutical, pulp and paper industries.

The demand for power generated by cogeneration and other independent power plants was originally fostered by the energy crises of the





                                      A10

1970's, which led to the enactment of legislation that encouraged companies to enter the cogeneration and independent power generation industry by reducing regulatory requirements and facilitating the sale of electricity by such companies to utilities. However, the number of entrepreneurs who entered this arena along with various market developments has dramatically limited the number and quality of opportunities in the United States. First, the demand for electrical power has not reached initial projections resulting in excess supply and severe downward pressure on generation and prices. Second, public and regulatory policy has reshifted its focus, now to open, competitive power markets. Such changes threaten projects which are not cost competitive.
Third, as utilities have consolidated and otherwise positioned themselves to address these pressures, they have become even more hostile and aggressive toward independent power operators, other than their own unregulated subsidiaries. As a result, the Company believes the domestic independent power market has matured and will offer extremely limited opportunities for the development of new projects. Most independent power producers are now primarily focused on the international market place, in such places as China and India, for development. The very large capital demands, lengthy development periods, and international risks make such opportunities unattractive to the Company. As a result, the Company has made a strategic decision to focus its efforts on maximizing the return on its existing investments.

On October 31, 1995, WEI, through its newly formed subsidiary, Westmoreland-Corona, Inc., completed the purchase of The Corona Group Inc. ("Corona"). Corona and its subsidiaries offer technical services and repair and maintenance services to the power generating industry, including utilities, cogeneration facilities and independent power producers.

Corona was acquired for $2,771,000 in cash plus the assumption of $2,042,000 in notes payable and other liabilities, in exchange for 100% of Corona's stock. The acquisition was accounted for using the purchase method. The transaction resulted in goodwill of $790,000 which is being amortized straight-line over a period of fifteen years. The Company's 1995 financial statements include results of operations from Corona for the period from November 1, 1995 to December 31, 1995.





                                      A11

GENERAL

EMPLOYEES AND LABOR RELATIONS

The Company, including subsidiaries, employed 137 people on December 31, 1995 compared with 829 on December 31, 1994. Included in these figures are 21 employees represented by the United Mine Workers of America ("UMWA") at December 31, 1995, as compared to 576 such employees at December 31, 1994.

The Independent Bituminous Coal Bargaining Alliance ("IBCBA"), an alliance of four coal companies, including Westmoreland Coal Company, was formed in 1992 to negotiate a wage agreement with the UMWA. The IBCBA and the UMWA successfully
reached an interim agreement on July 1, 1993.   A successor five year agreement
between the Company and the UMWA, which retained the major features of the interim agreement, became effective as of December 16, 1993 (the "1993 Agreement"). The 1993 Agreement provides for the Company and the UMWA at the local level to work together to reduce health care costs, maximize the utilization of the Company's investments, recognize special local operating and competitive conditions, provide flexibility in work and scheduling, create incentive programs, recognize employees' skills and performance, involve and integrate employees and the UMWA in the success of their mines and the Company, and improve overall labor management relations. Pursuant to the interim agreement and the 1993 Agreement, the Company implemented a managed care network in southwest Virginia, where most of its formerly active employees are located, and in West Virginia, where most of its retired employees are located, in an effort to control health care costs. Participation in a managed care network for retired employees covered by the Coal Industry Health Benefit Act of 1992 is voluntary. The 1993 Agreement provided for a wage increase of $.50 per hour, retroactive to February 1, 1993, the date on which the prior five-year agreement expired. The 1993 Agreement also provides for additional wage increases of $.40 per hour on December 16, 1994 and December 16, 1995, and for additional wage reopeners in 1996 and 1997. The effect of the UMWA contract in the future should be minimal due to the scaled-down status of the covered operations.

COMPETITION

The coal industry is highly competitive and the Company competes (principally on price and quality of coal) with many other coal producers of all sizes. The Company's production, including the





                                      A12
production of WRI, accounted for less than 1% of coal production in the United States in 1995. The nation's largest coal producer accounted for an estimated 9% of coal production in the United States in 1995. Coal production in the United States reached a record level in 1994. Coal usage by electric utilities reached record levels in 1994. Coal-fired generation was responsible for nearly 60% of all electricity generated within the United States in 1995.

The Company's steam coal production also competes with other energy sources in the production of electricity. For example, a significant, but indirect, cause of lower coal demand in the future in the electric utility sector could be low natural gas prices which could encourage utilities to meet a substantial portion of future electricity growth with natural gas-fired capacity additions. Such a strategy would displace some potential new coal-fired capacity.

WEI is subject to increasing competition with respect to the development of new cogeneration projects from unregulated affiliates of utility companies, affiliates of fuel and equipment suppliers and other independent developers. WEI ranks approximately fortieth in size in the independent power industry with net ownership of 233 megawatts of generation capacity as compared to its largest competitor which has net ownership in excess of 5,700 megawatts of generation capacity.

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

ENERGY REGULATION

WEI's cogeneration operations are subject to the provisions of various laws and regulations, including the federal Public Utilities Regulatory Policies Act of 1978 ("PURPA"). PURPA provides qualifying cogeneration facility status ("QF") to operations such as WEI's, which allows those facilities to operate with certain exemptions from substantial federal and state regulation, including regulation of the rates at which electricity can be sold.





                                      A13

The most significant recent change in energy regulation was the passage of the National Energy Policy Act of 1992 ("EP Act"). Companies can now apply for Exempt Wholesale Generator ("EWG") status with the Federal Energy Regulatory
Commission ("FERC").   An EWG project can provide electrical energy without the
requirement to sell thermal energy to a user. The EP Act permits an EWG project to also be a QF project. An EWG that is not a QF project must have its power rates approved. An EWG project that is a QF project can receive avoided cost rates that are not subject to approval by FERC. WEI received EWG status and power rate approval for its ROVA I project in December 1993 as permitted in its power purchase agreement. In order to provide additional flexibility, in March 1995 WEI received EWG status for all of its other projects except Ft. Lupton and Fort Drum. WEI intends to maintain the QF status for all its current projects except ROVA I where returns can be maximized as an EWG as a result of reduced operating costs. Refer to the 'Recent Developments Relating to Independent Power Projects' section of Note 5 to the Consolidated Financial Statements for further information regarding QF issues and ROVA I's "forced outage" issue.

PROTECTION OF THE ENVIRONMENT

MINING OPERATIONS. The Company believes its mining operations are substantially in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company maintains compliance primarily through maintenance and monitoring activities. In 1995 the Company accrued approximately $3,400,000 against operations in order to comply with environmental regulations applicable to its mining operations. The entire charge related to idling of the Company's Virginia Division and Pine Branch operations. The Company estimates its total liabilities for reclamation are approximately $10,311,000, all of which have been accrued as of December 31, 1995. Actual cash paid to perform reclamation in 1995 amounted to $210,000.
In 1994 the Company charged $1,245,000 to earnings which did not include a $3,135,000 credit to earnings resulting from a reversal of reclamation accruals in connection with the sales of inactive properties in West Virginia and the assets of Criterion in Kentucky. In addition, reclamation fees imposed by the Federal Surface Mining Control and Reclamation Act of 1977 (the "Surface Mining Act") amounted to approximately $1,755,000, $2,414,000 and $2,077,000 in 1995,
1994 and 1993, respectively.





                                      A14

The Company projects that 1996 charges for maintenance and monitoring activities to meet environmental requirements for operations it continues to own will be minimal due to the idle status of Eastern operations. The reduction in overall charges, exclusive of idling costs for environmental purposes, is largely due to the asset dispositions that took place in 1994 and early 1995, pursuant to which the buyers assumed reclamation and environmental liabilities. Future costs could change either to reflect the impact of new regulations or because presently unforeseeable conditions may be imposed on future mining permits.

The Surface Mining Act regulations set forth standards, limitations and requirements for surface mining operations and for the surface effects of underground mining operations. Under the regulatory scheme contemplated by the Surface Mining Act, the Federal Office of Surface Mining ("OSM") issued regulations which set the minimum standards to which State agencies concerned with the regulation of coal mining must adhere. States that wish to regulate such coal mining must present their regulatory plans to OSM for approval. Once a State plan receives final approval, the State agency has primary regulatory authority over mining within the State, and OSM acts principally in a supervisory role. State agencies may impose standards more stringent than those required by OSM. The two states in which the Company currently has mining operations, active or idle, Virginia and Montana, have submitted regulatory plans to OSM, and these plans have received final approval. There would be potential risk to the Company in the event it, or any of its independent contractors, fails to satisfy the obligations created by the Surface Mining Act. Independent contractors mining on Company properties, pursuant to their agreements with the Company, are primarily responsible for compliance with environmental laws relating to those properties. In the event, however, that any of its independent contractors fail to satisfy their obligations under the Surface Mining Act, the Company, depending upon the circumstances, might have, and has had, to carry out such obligations in order to avoid having its existing permits revoked or applications for new permits or permit modifications blocked. Compliance with the Surface Mining Act regulations has been costly for the Company and the coal mining industry in general.

In the event final reclamation is not performed in accordance with State and Federal regulations, the Company has $12,000,000 and $18,000,000 of reclamation bonds in place in Montana and Virginia, respectively, that assures compliance with all applicable regulations.





                                      A15

In 1990, certain amendments were enacted to the Clean Air Act ("1990 Amendments"). As the first major revisions to the Clean Air Act since 1977, the 1990 Amendments vastly expanded the scope of federal regulations and enforcement in several significant respects. In particular, the 1990 Amendments require that the United States Environmental Protection Agency issue new regulations related to ozone non-attainment, air toxics and acid rain. Phase I of the acid rain provisions required, among other things, that electric utilities reduce their sulfur dioxide emissions to less than 2.5 lbs per million Btu by January 1, 1995. Phase II requires an additional reduction in emissions to less than 1.2 lbs per million Btu by January 1, 2000.

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





                                      A16

ITEM 2 - PROPERTIES

As of December 31, 1995, the Company owned or leased coal properties located in Virginia and Montana. The Company's estimated demonstrated reserves in owned or leased property on December 31, 1995 in Virginia were 23,179,000 tons and in Montana were 657,423,000 tons. In Virginia the Company also owned or leased 264,848,000 tons currently classified by the Company as Unassigned Uneconomic. Unassigned Uneconomic tonnages are legally recoverable with current technology, but require significant capital expenditures and construction of new mine openings and are not in the Company's mining plans today, because they cannot be mined profitably based on current projected economic conditions. Nearly all of the Company's eastern reserves are leased from others including 268,693,000 tons under lease from Penn Virginia Resources Corporation, a wholly-owned subsidiary of Penn Virginia Corporation, ("Penn Virginia") which owns an 18.95% and 18.96% voting interest in the Company at December 31, 1995 and December 31, 1994, respectively. All leases with Penn Virginia run to exhaustion of the coal reserves. Properties located in Montana are leased by WRI from the Crow Tribe of Indians and run to exhaustion. The balance of the Company's leases are for varying terms, including to exhaustion. Certain reserves are owned in fee. In January 1995, as part of its sale of the Hampton Division, the Company sold back coal reserve leases in West Virginia (the Hampton Division) of 62,875,000 tons to the lessor, Penn Virginia. These reserves consisted of 8,091,000 tons of demonstrated reserves and the balance were Unassigned Uneconomic reserves.

The following table shows the Company's estimated demonstrated coal reserve base and production in 1995. The term "demonstrated coal reserve base" is as defined in the "Coal Resource Classification System of the U.S. Geological Survey" (Circular 891). This represents the sum of the measured and indicated reserve bases and includes assigned and unassigned economic reserves.





                                      A17

         Summary of Demonstrated Coal Reserve Base and Production Tons
                            as of December 31, 1995
                                 (in thousands)

                                                                                   Total Demonstrated
                         1995                                       Unassigned        Coal Reserve
                      Production   Sulfur (1)       Assigned (2)    Economic(3)           Base
                      ----------   ----------       ------------    -----------    ------------------
Eastern Operations
Virginia (4)
  Steam                  3,358     1.05/1.24           17,438        5,741             23,179

Western Operations
Montana
  Steam                  4,426       .64              657,423           0             657,423
                         -----                        -------       ------            -------

Total All Operations     7,784                        674,861       5,741             680,602
                         =====                        =======       ======            =======


(1)  Percent Sulfur applies to the 1995 production tonnages.

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

(4) A portion of the reserves in Virginia extend underground into eastern Kentucky. Those reserves are included with Virginia reserves.


Estimates of reserves in Virginia are based mainly upon yearly evaluations made by the Company's professional engineers and geologists. The Company periodically modifies estimates of reserves under lease which may increase or decrease previously reported amounts. The reserve evaluations are based on new information developed by bore-hole drilling, examination of outcrops, acquisitions, dispositions, production, changes in mining methods, abandonments and other information.

Coal reserves in Montana represent recoverable tonnage held under the terms of the Crow Tribe Lease, as amended in 1982, and other minor leases. These reserves were estimated to be 799,803,000 tons as of January 1, 1980 based principally upon a report by independent consulting geologists, prepared in February 1980. The reserves consist of two main seams and a stray seam between the upper and lower main seams. Currently, the upper seam, with estimated assigned reserves of 244,000,000 tons, is the only seam being mined in response to a quality modification required by a significant customer. Annually, estimated remaining recoverable reserves are reduced by production in the upper main seam and by the amount of reserves in the lower and stray seams bypassed after mining the upper main seam.





                                      A18

In addition to the coal reserves mentioned above, as of December 31, 1995 the Company owns several coal preparation and loading facilities in Virginia. WRI owns and operates a dragline and coal crushing and loading facilities at its mine in Montana.

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

WESTMORELAND ENERGY, INC.

WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership's principal customer contracted to purchase the electricity generated by ROVA I under a long-term contract. In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of the provisions of the contract dealing with the payment of the capacity purchase price when the facility experiences a "forced outage" day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The ROVA Partnership believes that the customer is required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated annual number. The customer asserts that it is not required to do so.

Through December 31, 1995, the customer withheld approximately $8,500,000 of capacity purchase price payments to the ROVA Partnership because of this dispute. The customer has withheld an additional $203,000 from the ROVA Partnership through March 4, 1996. On October 31, 1994, the ROVA Partnership filed a complaint in the Circuit Court of the City of Richmond, Virginia to recover these amounts and to confirm that such payments may not be withheld in the





                                      A19
future. On December 12, 1994 the customer filed a motion to dismiss the complaint and on March 17, 1995 the Court granted this motion. The ROVA Partnership filed an amended complaint on April 17, 1995. On April 27, 1995 the customer filed another motion to dismiss the complaint. On August 23, 1995 the Court denied the customer's motion to dismiss and set a trial date of March 25, 1996. The customer filed two motions for summary judgement. The court denied the customer's first motion for summary judgement on January 30, 1996; however, on March 18, 1996 the Court granted the customer's second summary judgement motion and effectively dismissed the complaint. The ROVA Partnership is evaluating its options, including possible appeal of the Court's decision granting summary judgement. A reserve was recorded as of December 31, 1994 for the full amount withheld by the customer. WEI had recognized its 50% share of the withheld payments in earnings in the second, third and fourth quarters of 1994. In the fourth quarter of 1994, WEI's revenues were reduced by $2,928,000, representing its 50% share of the disputed amount. No earnings were recognized by WEI in 1995 for payments withheld by the customer relating to forced outage days. Regardless of the outcome, the Company believes ROVA I will continue to operate profitably and generate positive cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is inapplicable.





                                      A20

Executive Officers of the Registrant

Below is a table showing the executive officers of the Company, their ages as of March 1, 1996, positions held and year of election to their present offices. No family relationships exist among them. All of the officers are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

     Name                    Age        Position(s)           Held Since
     ----                    ---  -------------------------   ----------
(1) Christopher K. Seglem    49   President and                1992
                                  Chief Executive Officer      1993

(2) Ronald W. Stucki         51   Senior Vice President-
                                  Operations                   1992

(3) Theodore E. Worcester    55   Senior Vice President
                                  of Law and Administration,   1995
                                  General Counsel and          l992
                                  Corporate Secretary          1996

(4) R. Page Henley, Jr.      60   President Westmoreland
                                  Coal Sales Company           1995

(5) Robert J. Jaeger         47   Senior Vice President of
                                  Finance, Treasurer and
                                  Controller                   1996

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





                                      A21

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

 (3) Mr. Worcester was elected Vice President & General Counsel of the Company in December 1990. In June 1992, he was elected Senior Vice President while retaining his position of General Counsel of the Company. In 1995, he was elected Senior Vice President of Law and
           Administration and in 1996, Corporate   Secretary, in addition to
           his General Counsel position. He is a member of the bar of Colorado.

 (4) Mr. Henley was elected Vice President-Development and Government Affairs in May 1988, which position he held until he was elected Senior Vice President-Development and Government Affairs in May 1990. In June 1992, he was elected Senior Vice President-Government Affairs. In 1993, Mr. Henley was also elected Vice President, General Counsel and Secretary of the Company's WEI subsidiary, and undertook additional duties, including project development. In 1994, Mr. Henley was elected Senior Vice President-Development of the Company, and retained his position as Vice President of the Company's WEI subsidiary. In 1995 Mr. Henley was elected president of Westmoreland Coal Sales Co. and relinquished his position in WEI. He is a member of the bars of West Virginia and Virginia.

 (5) Mr. Jaeger held various financial positions at Penn Virginia Corporation since 1976 and was Vice President and Chief Financial Officer when he left in March 1995. He joined Westmoreland Energy, Inc. in April 1995 as Vice President- Finance. He was elected Vice President Finance, Treasurer and Controller of the Company in September 1995. He was elected Senior Vice President-Finance, Treasurer and Controller in February 1996. Mr. Jaeger is a certified public accountant.





                                      A22

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

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For Items 10-13, inclusive, except for information concerning executive officers of Westmoreland included as an unnumbered item in Part I above, reference is hereby made to Westmoreland's definitive proxy statement dated April 26, 1996, to be filed in accordance with





                                      A23

Regulation 14A pursuant to Section 14(a) of the Securities Exchange Act of 1934, which is incorporated herein by reference thereto.

                                    PART IV

ITEM 14- EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

a) 1. The financial statements filed herewith are the Consolidated Balance Sheets of the Company and subsidiaries as of December 31, 1995 and December 31, 1994, and the related Consolidated Statements of Income, Shareholders' Equity (Deficit) and Cash Flows for each of the years in the three-year period ended December 31, 1995 together with the related Notes and the Summary of Significant Accounting Policies which are contained in Exhibit 13.

   2. The financial statement schedule (Schedule II) - Valuation account filed herewith is included at the end of is report.

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

         (3)     (a)      Articles of incorporation:
                          Restated Certificate of Incorporation, filed with the Office of the Secretary of State of Delaware on February 21, 1995 and filed as Exhibit 3(a) to
                          Westmoreland's 10-K for 1994 which Exhibit is incorporated herein by reference.





                                      A24

                 (b)      Bylaws, as amended on July 26, 1995.

         (4)     Instruments defining the rights of security holders

                 (a) Certificate of Designation of Series A Convertible Exchangeable Preferred Stock of the Company defining the rights of holders of such stock, filed July 8, 1992 as an amendment to the Company's Certificate of Incorporation, and filed as Exhibit 3(a) to Westmoreland's Form 10-K for 1992 and which Exhibit is incorporated herein by reference.

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





                                      A25

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

                 (b) Westmoreland Coal Company 1982 Incentive Stock Option and Stock Appreciation Rights Plan-- Reference is hereby made to Exhibit 10(b) to Westmoreland's Annual Report on Form 10-K for 1981 (SEC File #0-752), which
                          Exhibit 10(b) is incorporated herein by reference thereto.





                                      A26

                 (c) Westmoreland Coal Company 1985 Incentive Stock Option and Stock Appreciation Rights Plan-- Reference is hereby made to Exhibits 10(d) to Westmoreland's Annual Report on Form 10-K for 1984 (SEC File #0-752), which Exhibit 10(d) is incorporated herein by reference thereto.

                 (d) In 1990, the Board of Directors established an Executive Severance Policy for certain executive officers, which provides a severance award in the event of termination of employment. Reference is hereby made to Exhibit 10(h) to Westmoreland's Annual Report on Form 10-K for 1990 (SEC File #0-752), which
                          Exhibit 10(h) is incorporated herein by reference thereto.

                 (e) Westmoreland Coal Company 1991 Non-Qualified Stock Option Plan for Non-Employee Directors - Reference is hereby made to Exhibit 10(i) to Westmoreland's Annual Report on Form 10-K for 1990 (SEC File #0-752), which
                          Exhibit 10(i) is incorporated herein by reference thereto.

                 (f) Effective January 1, 1992, the Board of Directors established a Supplemental Executive Retirement Plan ("SERP") for certain executive officers and other key individuals, to supplement Westmoreland's Retirement Plan by not being limited to certain Internal Revenue Code limitations. A description of this SERP is set forth on page 11 of Westmoreland's definitive proxy statement dated June 9, 1992, which description is incorporated herein by reference thereto.

                 (g) Amended Coal Mining Agreement between Westmoreland Resources, Inc. and Crow Tribe of Indians, dated November 26, 1974, as further amended in 1982, filed as Exhibit (10)(a) to Westmoreland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, is incorporated by reference thereto.





                                      A27

                 (h) Amendment and Restatement of Virginia Lease between Penn Virginia Resources Corporation and Westmoreland, effective as of July 1, 1988, as further amended May 6, 1992, filed as Exhibit 10(b) to Westmoreland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, is incorporated by reference thereto.

                 (i) Acquisition Agreement, dated May 6, 1992 by and among Westmoreland, Penn Virginia Resources Corporation and Penn Virginia Equities Corporation, including as Exhibit A thereto, a form of agreement to be executed by the parties on the Closing Date described therein, filed as Exhibit 10(d) to Westmoreland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, is incorporated by reference thereto.

                 (j) Agreement dated July 9, 1992 by and among Westmoreland, Penn Virginia Resources Corporation and Penn Virginia Equities Corporation, with respect to
                          (i) registration rights granted to Penn Virginia,
                          (ii) the number of directors which Penn Virginia for a period of two years may designate to be elected to Westmoreland's Board of Directors and (iii) other conditions, as set forth therein, which is discussed in Item 13 of Westmoreland's Form 10-K for 1992.

                 (k) Agreement dated October 9, 1992 by and among Westmoreland, Penn Virginia Resources Corporation and Penn Virginia Equities Corporation amending and modifying prior agreements by and among the parties as set forth therein, which is discussed in Item 13 of Westmoreland's Form 10-K for 1992 which is incorporated herein by reference.

                 (l) Effective February 1, 1995, the Board of Directors established a Long-Term Incentive Stock Plan for officers and other salaried employees of Westmoreland and its subsidiaries, subject to shareholder approval. A description of this Plan is set forth in Westmoreland's definitive proxy to be dated on or before April 28, 1995, which





                                      A28
                          description is incorporated herein by reference thereto.

                 (m) On July 28, 1994, the Company reached a definitive agreement to sell the assets of its wholly- owned subsidiary, Criterion Coal Company and its affiliates to CONSOL of Kentucky, Inc. The sale was consummated on December 22, 1994, upon complying with the order of the Bankruptcy Court for the District of Delaware, on which date the Company emerged from bankruptcy. A copy of the agreement of sale, and pertinent amendments and supplements thereto in item 10 of Westmoreland's 1994 Form 10-K which is incorporated herein by reference.

                 (n) Agreement dated June 29, 1995 by an among Westmoreland and Penn Virginia Equities with respect to amending the Termination date of the July 9, 1992 agreement among the same parties regarding registration rights.

      (13)                Westmoreland Coal Company's 1995 Annual Report to
                          Shareholders:   Management's Discussion and Analysis
                          of Financial Condition and Results of Operations, Five-Year Review, Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and Market Information on Capital Stock.


      (21)       Subsidiaries of the Registrant

      (23)       Consent of Independent Certified Public Accountants

      (27)       Financial data Schedule

      (99)       WEI Project Chart

b)    Reports on Form 8-K.

         (1) On December 15, 1995 the Company filed a Report on Form 8-K. The report contained a Letter to Shareholders dated December 1, 1995 and a press release dated November 14, 1995.





                                      A29

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WESTMORELAND COAL COMPANY

  March 27, 1996                        By /s/ Robert J. Jaeger
                                           ---------------------------------
                                           Robert J. Jaeger
                                           Senior Vice President of
                                           Finance, Treasurer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                       Date
- -----------------------          -------------------               ----
Principal Executive Officer:     President, Chief Executive
/s/ Christopher K. Seglem        Officer and Director          April 9,1996
- ------------------------------
Christopher K. Seglem

Directors:
/s/ Pemberton Hutchinson         Chairman of the Board         March 27, 1996
- ------------------------------
Pemberton Hutchinson

/s/ E. B. Leisenring, Jr.        Director                      March 27, 1996
- ------------------------------
E. B. Leisenring, Jr.

/s/ William R. Klaus             Director                      March 27, 1996
- ------------------------------
William R. Klaus

/s/ Brenton S. Halsey            Director                      March 27, 1996
- ------------------------------
Brenton S. Halsey

/s/ Edwin E. Tuttle              Director                      March 27, 1996
- ------------------------------
Edwin E. Tuttle

/s/ Lennox K. Black              Director                      March 27, 1996
- ------------------------------
Lennox K. Black

/s/ Thomas W. Ostrander          Director                      March 27, 1996
- ------------------------------
Thomas W. Ostrander

/s/ James W. Sight               Director                      March 27 , 1996
- ------------------------------
James W. Sight





                                      A30

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Westmoreland Coal Company:



Under date of March 25, 1996, we reported on the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule II. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                        KPMG Peat Marwick LLP





Denver, Colorado
March 25, 1996





                                      A31

                                                                     Schedule II


                   WESTMORELAND COAL COMPANY AND SUBSIDIARIES

                               Valuation Account
                  Years ended December 31, 1995, 1994 and 1993
                                 (in thousands)

                                                      Additions
                                     Balance at     (deductions)        Other      Balance
                                     beginning    charged (credited)   additions   at end
                                      of year       to earnings      (deductions)  of year
                                    ------------  -----------------  ------------  -------
Year ended December 31, 1995:

   Allowance for doubtful accounts       $20,371          (980)          (9,078)    10,313 (A)
                                         =======          ====           ======     ======

Year ended December 31, 1994:

   Allowance for doubtful accounts       $28,530        (2,738)          (5,421)    20,371 (A)
                                         =======          ====           ======     ======

Year ended December 31, 1993:

   Allowance for doubtful accounts       $31,813          (257)          (3,026)    28,530 (A)
                                         =======          ====           ======     ======


Amounts above include current and non-current valuation accounts.

(A)   Includes reserves of $7,798,000, $17,054,000 and $22,234,000 as of
December 31, 1995, 1994 and 1993, respectively, netted against Other Assets in the Company's Consolidated Balance Sheets.





                                      A32

                              INDEX TO EXHIBITS



  EXHIBIT
  NUMBER                     DESCRIPTION
- -----------                  -----------

   3.(3)(b)         Bylaws, as amended on July 26, 1995.

  10.(n)            Agreement dated June 29, 1995 by an among
                    Westmoreland and Penn Virginia Equities with respect to amending the Termination date of the July 9, 1992 agreement among the same parties regarding registration rights.

  13                Westmoreland Coal Company's 1995 Annual Report to
                    Shareholders:   Management's Discussion and Analysis
                    of Financial Condition and Results of Operations, Five-Year Review, Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and Market Information on Capital Stock.

  21                Subsidiaries of the Registrant

  23                Consent of Independent Certified Public Accountants

  27                Financial data Schedule

  99                WEI Project Chart