Form 10-Q
period 1996-03-31
WESTMORELAND COAL CO
filed 1996-05-14
CIK 106455

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from __________ to ___________

                             Commission File Number
                                    0-752     .

                           WESTMORELAND COAL COMPANY
                           -------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                  23-1128670
 ---------------------------                        ----------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)               Identification No.)

2 North Cascade Avenue, 14th Floor
Colorado Springs, Colorado                             80903
- ----------------------------------------               -----
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number,
   including area code...                         719-442-2600
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


                               Yes X      No
                                  ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1996: 6,965,328

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1
                              FINANCIAL STATEMENTS

                   WESTMORELAND COAL COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 March 31, 1996     Dec. 31, 1995
                                                 --------------     -------------
                                                   (Unaudited)
CURRENT ASSETS                                                  ASSETS
  Cash and cash equivalents                          $  6,321           $ 11,711
  Notes and accounts receivable
    Coal sales                                          3,554              3,024
    Notes                                               1,111              2,295
    Other                                               3,066              2,956
                                                     --------           --------
                                                        7,731              8,275
    Less allowance for
      doubtful accounts                                 1,030              2,515
                                                     --------           --------
                                                        6,701              5,760
 Inventories:
    Coal                                                  485                645
    Mine supplies                                         134                134
    Other                                                 165                161
                                                     --------           --------
                                                          784                940
   Other current assets                                   803                921
                                                     --------           --------
TOTAL CURRENT ASSETS                                   14,609             19,332

Property, plant and equipment
  Land and mineral rights                              30,142             30,029
  Plant and equipment                                 222,243            255,149
                                                     --------           --------
                                                      252,385            285,178
  Less accumulated depreciation
    and depletion                                     192,940            225,310
                                                     --------           --------
                                                       59,445             59,868
Investment in Independent
  Power Operations                                     49,489             49,069
Investment in DTA                                      19,131             19,326
Workers compensation bond                               9,960              9,960
Prepaid pension cost                                    8,270              7,612
Other assets                                            3,575              1,940
                                                     --------           --------
TOTAL ASSETS                                         $164,479           $167,107
                                                     ========           ========

See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1
                              FINANCIAL STATEMENTS

                   WESTMORELAND COAL COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 March 31, 1996     Dec. 31, 1995
                                                 --------------     -------------
                                                   (Unaudited)
      LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Current installments of
    long-term debt                                 $   1,107          $   1,462
  Accounts payable and accrued
    expenses                                          12,166              8,027
  Accrual for workers' compensation                    5,491              5,494
  Accrual for postretirement
    medical costs                                     10,400             10,400
  Taxes on income                                         64              2,905
  Other                                                  235              7,155
                                                   ---------          ---------

  TOTAL CURRENT LIABILITIES                           29,463             35,443

Long-term debt                                         2,699              3,131
Accrual for pneumoconiosis
  benefits                                            12,213             13,871
Accrual for workers' compensation                     26,795             28,130
Accrual for postretirement
  medical costs                                       75,941             73,373
Accrual for reclamation costs                         10,309             10,311
Other liabilities                                     19,581             15,558
Deferred income taxes                                 14,688             14,827
Minority interest                                     10,440             10,569
SHAREHOLDERS' (DEFICIT)
  Preferred stock of $1.00 par value
   Authorized 5,000,000 shares;
   Issued 575,000 shares                                 575                575
  Common stock of $2.50 par value
   Authorized 20,000,000 shares;
   Issued 6,965,328 shares
   at 3/31/96 and 12/31/95                            17,402             17,402
  Other paid-in capital                               94,641             94,641
  Accumulated (deficit)                             (150,268)          (150,724)
                                                   ---------          ---------

  TOTAL SHAREHOLDERS' (DEFICIT)                      (37,650)           (38,106)
                                                   ---------          ---------
TOTAL LIABILITIES
 AND SHAREHOLDERS' (DEFICIT)                       $ 164,479          $ 167,107
                                                   =========          =========

See accompanying notes to condensed consolidated financial statements.

                   WESTMORELAND COAL COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)
                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      1996               1995*
                                                    --------           --------
Revenues:
  Coal                                              $ 10,552           $ 40,788
  Independent Power-
     equity in earnings and fees                       4,351              4,895
  Services                                             1,457               --
                                                    --------           --------
                                                      16,360             45,683
Costs and expenses:
  Cost of coal sold                                   11,387             38,811
  Cost of sales -independent power
    and services                                       2,098                378
  Depreciation, depletion and
    amortization                                         509              5,039
  Selling and administrative                           2,618              4,274
  Heritage Costs                                       3,630              5,885
  Pension Costs                                         (854)              (413)
                                                    --------           --------
                                                      19,388             53,974

Operating (loss)                                      (3,028)            (8,291)

Gains on the sales of assets                           2,441              9,515
Interest expense                                        (125)              (342)
Interest income                                          396                625
Other income                                           1,400                514
                                                    --------           --------
Income before income tax expense
    (benefit) and minority interest                    1,084              2,021

Income tax expense (benefit):
    Current                                              319                495
    Deferred                                              (2)              (137)
                                                    --------           --------
                                                         317                358
Minority interest                                        311                185
                                                    --------           --------
Net income                                               456              1,478
Less preferred stock dividends
    in arrears                                        (1,222)            (1,222)
                                                    --------           --------

Net income (loss) applicable to
  common shareholders                               $   (766)          $    256
                                                    ========           ========
Net income (loss) per share applicable
  to common shareholders                            $   (.11)          $    .04
                                                    ========           ========
Weighted average number of common
  shares outstanding                                   6,965              6,959
                                                    ========           ========

See accompanying Notes to Consolidated Financial Statements.

* Certain amounts have been reclassified to conform to the current presentation.

                   WESTMORELAND COAL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Three Months Ended March 31,                              1996             1995
- --------------------------------------------------------------------------------
                                                             (in thousands)
Cash flows from operating activities:
 Net income (loss)                                    $    456         $  1,478
 Adjustments to reconcile net income
   (loss) to net cash (used) provided by
   operating activities:
   Gains on the sales of assets                         (2,441)          (9,515)
   Reversal of income tax accrual                       (3,540)            --
   Equity earnings from independent
     power projects                                     (4,232)          (2,735)
   Recognition of development fee income                  --             (1,750)
   Cash distributions from independent
     power projects                                      2,705            1,880
   Depreciation, depletion and
     amortization                                          509            5,039
   Increase (decrease) in deferred
     income taxes                                         (139)            (137)
   Minority interest in WRI's income                       311              185
   Changes in assets and liabilities,
     net of noncash transactions:
   Accounts receivable, net of allowance
     for doubtful accounts                                (719)          10,738
   Inventories                                             156           (1,224)
   Accounts payable and accrued expenses                (2,781)          (5,777)
   Income taxes payable                                    699                5
   Accrual for postretirement
     medical costs                                       2,568            1,891
   Accrual for worker's compensation                    (1,338)             121
   Accrual for pneumoconiosis
     benefits                                           (1,658)            (618)
   Other liabilities                                     4,023             (717)
   Other                                                  (822)             665
                                                      --------         --------
 Net cash (used in)operating activities                 (6,243)            (471)
                                                      --------         --------

Cash flows from investing activities:
 Fixed assets additions                                   (137)            (188)
 (Increase) decrease in notes receivable                  (222)           1,405
 Net proceeds from sales of assets                       2,441           10,068
                                                      --------         --------

Net cash provided by investing
   activities                                            2,082           11,285
                                                      --------         --------

Cash flows from financing activities:
 Hampton lease buyout premium                             --             (1,103)
 Repayment of long-term debt                              (789)          (1,521)
 Dividends paid to minority shareholders                  (440)            --
                                                      --------         --------
Net cash used in financing activities                   (1,229)          (2,624)
                                                      --------         --------

Net increase (decrease) in cash
  and cash equivalents                                  (5,390)           8,190
Cash and cash equivalents,
  beginning of period                                   11,711           15,453
                                                      --------         --------
Cash and cash equivalents,
  end of period                                       $  6,321         $ 23,643
                                                      ========         ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
   Interest                                           $    227         $    467
   Income taxes                                       $      0         $    903


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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Notes contained herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements filed on Form 10-K for the year ended December 31, 1995. The financial information contained in this Form 10-Q is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature.

1.   CONTINGENCIES

Westmoreland Energy, Inc. ("WEI")

WEI PROJECT CONTINGENCIES

SOUTHAMPTON. The Southampton plant, a 70 megawatt coal-fired cogeneration facility in Franklin, Virginia, supplies process steam to a nearby chemical manufacturer and bulk electric power under contract to Virginia Electric and Power Company ("Virginia Power") as a qualifying facility (QF) under the Public Utility Regulatory Policies Act ("PURPA"). The plant began commercial operation in 1992. On July 7, 1994, the Federal Energy Regulatory Commission ("FERC") denied the request of LG&E-Westmoreland Southampton ("the Partnership", in which WEI has a 30% interest) for a waiver of certain QF requirements and directed the Partnership to show cause as to why it should not be required to file new cost-based rates for its 1992 electric sales to Virginia Power.

The Partnership filed a request for rehearing and a motion to consider its request for rehearing as timely filed, or in the alternative, to treat its request for rehearing as a motion for reconsideration, in August 1994, one day out of time. The Partnership is seeking a reversal of FERC's prior order, or, in the alternative, a clarification of FERC's order stating that, with the exception of rates, the Partnership remains a QF for 1992 exempt from regulation as a public utility under the Public Utility Holding Company Act ("PUHCA"), utility laws of Virginia and various portions of the Federal Power Act.

In late August 1994, Virginia Power filed a motion for leave to respond to the Partnership's request for rehearing and response to request for rehearing, and a response to the Partnership's show cause order. In September 1994, the Partnership filed with FERC its answer to Virginia Power's motion and response. Also in September 1994, FERC granted itself an extension of time to act on the Partnership's request for rehearing, tolling the 30-day period in which FERC was to have acted on the Partnership's rehearing request. The parties have fully briefed and submitted to FERC their respective motions with respect to the request for rehearing and are awaiting FERC's decision. As FERC had not acted on the Partnership's request for rehearing, in December 1995, the Partnership filed with FERC a motion to request a settlement conference. Virginia Power subsequently filed a response in which it did not object to the proposed settlement conference. The parties are awaiting FERC action, but expect a settlement proceeding to be initiated in the first half of 1996.

The Company believes that FERC will grant the Partnership the relief that it is seeking and, accordingly, the ultimate resolution of the matter is not expected to have a material adverse effect on its consolidated results of operations, its financial condition or liquidity. However, in light of FERC's July 7, 1994 order, and the arguable lateness of the filing of the request for rehearing one day out of time, the Company cannot predict what action FERC ultimately will take. Possible consequences from an adverse decision include refunds, third party lawsuits, and potential regulatory and other problems under PUHCA, Virginia utility law and the Federal Power Act, the scope and amount of which cannot be determined at this time.

ROANOKE VALLEY I. The Company owns a 50% interest in Westmoreland-LG&E Partners ("WLP"), the sole owner of Roanoke Valley I, a cogeneration facility selling electric power to Virginia Power and steam energy to Patch Rubber Company. Under the Power Purchase Agreement ("PPA") between WLP and Virginia Power, WLP is entitled to receive capacity payments based on availability. From May 1994 through March 1996, Virginia Power withheld approximately $8,700,000 of these capacity payments during periods of forced outages. To date, the Company has not realized any income on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, WLP filed a complaint against Virginia Power seeking damages of at least $5,700,000, contending that Virginia Power breached the PPA in withholding such payments. In June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss WLP's complaint. In

November 1995, Virginia Power filed with the court a motion for summary judgment, and a hearing on the motion was held in early December 1995. In late January 1996, the court denied Virginia Power's motion for summary judgment. The customer filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted the customer's second summary judgment motion and effectively dismissed the complaint. The ROVA partnership is evaluating its options, including possible appeal of the Court's decision granting summary judgment. Regardless of the outcome, the Company believes Roanoke Valley I will operate profitability and generate positive cash flows.

RENSSELAER. The Company has been informed through public filings that Niagara Mohawk Power Corporation ("NIMO")(which is the purchasing utility for the Company's Rensselaer cogeneration facility in which the Company has a 50% interest) believe that, absent significant relief from its power purchase arrangements with independent power producers (including qualifying cogenerators), it may be forced either to file voluntary bankruptcy or attempt to condemn and purchase the cogeneration facilities through eminent domain. The Company intends to oppose any efforts by NIMO to nullifiy its contract for the Rensselaer project.

2.   CAPITAL STOCK

The Company's preferred stock was issued in July, 1992. Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements of the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The six quarterly dividends which are in arrears (dividend payment dates July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996 and April 1, 1996) amount to $7,330,800 in the aggregate ($12.75 per preferred share). Common stock dividends may not be declared until the preferred stock dividends that are in arrears are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had a shareholders' deficit at March 31, 1996 of $37,650,000.

Under the terms of the Preferred Shareholder Agreement, the preferred shareholders are entitled to elect two directors because the Company is in arrears on six preferred dividends. The Company intends to hold a special meeting of the preferred shareholders to elect those directors this year.

- --------------------------------------------------------------------------------


                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION
FROM DECEMBER 31, 1995 TO MARCH 31,1996


LIQUIDITY

Cash used by operating activities was $6,243,000, and $471,000 in the first quarter of 1996 and 1995, respectively. The increase in cash used in 1996 is attributable to a significant reduction in accounts receivable collections in the first quarter of 1996 compared to the first quarter of 1995 and idle costs from the Virginia Division while it remains on standby. See the Consolidated Statements of Cash Flows for additional information.

Cash provided by investing activities was $2,082,000 and $11,285,000 in the first quarter of 1996 and 1995, respectively. Included in the first quarter of 1996 were cash proceeds of $2,441,000 for the sale of coal reserves to Ark Land Company. Included in the first quarter of 1995 were proceeds of $9,045,000 related to the sale of the assets of the Company's Hampton Division. Fixed asset additions were $137,000 and $188,000 in the first quarter of 1996 and 1995, respectively.

Cash used in financing activities totaled $1,229,000 and $2,624,000 in the first quarter of 1996 and 1995, respectively. Repayment of long-term debt amounted to $789,000 and $1,521,000 in the first quarter of 1996 and 1995, respectively.

The Company's consolidated cash and cash equivalents at March 31, 1996 totaled $6,321,000 (including $3,133,000 at WRI). At December 31, 1995, cash and cash equivalents totaled $11,711,000 (including $3,213,000 at WRI). None of the Company's cash and cash equivalents was or is restricted as to use or disposition. The cash at WRI, a 60% owned subsidiary, is available to the Company only through dividends. In addition, the Company had restricted cash, which was not classified as cash and cash equivalents on the Company's Condensed Consolidated Balance Sheets, of $17,960,000 at March 31, 1996 and at December 31, 1995. The $17,960,000 is comprised of two items: a $9,960,000 interest-bearing cash deposit account, which collateralizes the Company's outstanding surety bonds for its workers' compensation self-insurance programs; and $8,000,000 invested in certificates of deposit at March 31, 1996 which is classified on the Company's Condensed Consolidated Balance Sheets as an Investment in Independent Power Projects. The $8,000,000 in certificates of deposit represents cash proceeds which were transferred from debt reserve accounts of certain of the Company's independent power projects and were substituted with bank letters of credit. The cash proceeds are restricted as to use and were invested in certificates of deposit of the bank issuing the letters of credit. The certificates of deposit collateralize the letters of credit.

LIQUIDITY OUTLOOK

The major factor impacting the Company's liquidity outlook is its significant "heritage costs". These heritage costs consist primarily of cash payments for postretirement medical benefits, workers' compensation costs and UMWA pension benefits. The Company also is obligated for its own pension and pneumoconiosis benefits; however, both of these future obligations enjoy a funding surplus at present. The Company has ongoing cash expenditures in excess of $15,000,000 per year for postretirement medical benefits which could continue over the next approximately 45 years and approximately $6,500,000 per year for workers' compensation benefits which will decline to zero over the next 20 years. The Company is required under the national contract with the UMWA to pay amounts based on hours worked or tons processed to the UMWA Retirement Funds with respect to unionized employees. Since this is a multiemployer plan, under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the plan. The Company's liability for complete withdrawal is estimated to be approximately $17,800,000, however, there has been no determination by the UMWA trustees that the Company has incurred a partial or complete withdrawal. If the Company is required to fund a withdrawal, it would be over several years and would start on an unspecified date.

The Company's current principal sources of cash flow include cash distributions from its independent power projects, dividends from WRI and cash from operations of DTA. Management believes that cash generated from these sources and cash reserves alone may not be sufficient to pay the Company's heritage costs and operating expenses for the next 12 months. The Company hopes to improve its very near-term cash reserve position in a number of ways including using independent contractors to mine coal at the Virginia Division or by divesting all or part of that Division, by selling certain other non-strategic assets and by receiving cash from liquidation of certain assets given as collateral by Adventure Resources. The Company has begun to seek further cost reductions wherever feasible and prudent, and attempt to reduce or defer certain postretirement medical, workers' compensation and related payments. No assurance can be given that future operations will generate cash as expected or the aforementioned actions will be executed in the time frame and to the extent management anticipates.

Under a Federal law (the Coal Industry Retiree Health Benefit Act of 1992), the Company is required to provide postretirement medical benefits for UMWA miners by making premium payments into three benefit plans: (i) the UMWA Combined Benefit Fund (the "Combined Fund"), a multiemployer plan which benefits miners who retired before January 1, 1976 or who retired thereafter but whose last employer did not provide benefits pursuant to an operator-specific Individual Employer Plan ("IEP"), (ii) an IEP for miners who retired after January 1, 1976 and (iii) the 1992 UMWA Benefits Plan, a multiemployer plan which benefits (A) miners who were eligible to retire on February 1, 1993, who did retire on or before September 30, 1994 and whose former employers are no longer in business, (B) miners receiving benefits under an IEP whose former employer goes out of business and ceases to maintain the IEP, and (C) new spouses or new dependents of retirees in the Combined Fund who would be eligible for coverage thereunder but for the fact that the Combined Fund closed to new beneficiaries as of July 20, 1992. The premiums paid by the Company cover its own retirees, its current workforce and its allocated portion of the pool of retired miners whose previous employers have gone out of business.

The Company met all of its premium obligations through the end of 1995, but has not paid a premium to the Combined Fund in 1996. The Company's current annual premiums to the Combined Fund are approximately $5,000,000. The Company has made a proposal to the staff of the Combined Fund to address these late premiums and a portion of its future premiums, and discussions are ongoing. The Company may modify its proposal based on these discussions, but its objective is to conserve cash for acquisitions so that it can give the Combined Fund adequate assurance that the Company will not only be able to make up its current premiums but be able to pay future obligations as well. The Company has requested the Combined Fund staff to consider the Company's proposal and the Company's financial situation and present the proposal to the plan trustees. Any decision in this matter must be made by the plan trustees, who could reject any proposal from the Company. The trustees could initiate legal action to recover overdue premiums. If the Company is required to pay all premiums on a current basis, it could experience liquidity problems if current plans as described above do not materialize.

In addition, the Coal Industry Retiree Health Benefit Act of 1992 (the "Act") authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions pursuant to the Act. In 1995, the Trustees issued security provisions which give contributors to the Plan several options, all of which would require the Company to commit or restrict cash, for satisfying the Act's security requirements, and set the level of security to be provided by the Company at approximately $22,000,000. The Act required the security to be provided by January 1, 1996; however, the Company has not yet provided security as required under any of the options. Instead, the Company has proposed to the staff of the 1992 UMWA Benefit Plan that Company assets be used as collateral for its obligation. Although discussions remain ongoing, management believes the Company will be able to satisfy the security requirements through a mutually agreeable alternative, however, there can be no assurance the 1992 UMWA Benefit Plan trustees will accept such an alternative and will not initiate legal action to enforce its security requirements.

The Company's current sources of cash flow, as described above, will not be sufficient by themselves to cover operating expenses and the Company's "heritage costs" on a long-term basis. Management of the Company believes it can only restore the Company to profitability or meet ongoing cash requirements by adopting a strategy of acquiring income-producing businesses and properties that will generate earnings and cash flow and applying the Company's substantial net tax loss carryforwards to that income. Management of the Company has devoted significant time and effort to this strategy, with one small acquisition being completed in 1995, and the preliminary identification of additional candidates. The time required to implement an acquisition strategy is impossible to estimate, and no assurances can be given that the Company can successfully implement the strategy or achieve long-term viability.

- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
QUARTER ENDED MARCH 31,1996 COMPARED
TO QUARTER ENDED MARCH 31,1995

                                                         Three Months Ended
                                                              March 31,
                                                        1996             1995
                                                      --------         --------
                                                           (in thousands)
Coal Operations:
   Virginia Division                                  $ (2,559)        $ (4,781)
   Westmoreland Resources, Inc.                          1,050              699
   Westmoreland Coal Sales Company                         444              535
   Heritage costs                                       (3,630)          (5,885)
   Net corporate expenses                               (2,130)          (3,472)
   Pension costs                                           854              413
                                                      --------         --------
   Total Coal Operations                                (5,971)         (12,491)
                                                      --------         --------
Independent Power Operations:
   Westmoreland Energy, Inc.                             3,309            4,200
   Corona Group                                           (366)
                                                      --------         --------
   Total Independent Power Operations                    2,943            4,200
                                                      --------         --------

Operating loss                                        $ (3,028)        $ (8,291)
                                                      --------         --------

Gains on the sales of assets                          $  2,441         $  9,515
                                                      ========         ========

*    Certain amounts have been reclassed to agree with current classifications.

Details of tons sold (in thousands) and average revenue per ton sold were as follows:


                                                               Three Months Ended
                                                                    March 31,
                                                                1996       1995
                                                               ------     ------
By Segment:
     Virginia Division*                                          --          863
     Westmoreland Resources, Inc.                               1,098      1,006
                                                               ------     ------

     Total Westmoreland Operations                              1,098      1,869
     For Others                                                   119         76
                                                               ------     ------

     Total Tons Sold                                            1,217      1,945
                                                               ======     ======

Average revenue per ton sold:
     Westmoreland Resources, Inc.                              $ 7.31     $ 7.15
                                                               ------     ------

*Includes tons:

     Sold by Pine Branch Mining Incorporated                     --           70
     Purchased from unaffiliated producers                       --          251

COAL OPERATIONS

Coal operations which includes substantial heritage costs reported operating losses of $5,971,000 and $12,491,000 for the first quarter of 1996 and 1995, respectively. The improvement is primarily attributable to decreases in operating costs due to the idling of Virginia Division and Pine Branch mining operations during the third quarter of 1995.

Those business units reporting significant changes in results of operations are discussed below.

VIRGINIA DIVISION - $2,222,000 BETTER

The Virginia Division had operating losses of $2,559,000 and $4,781,000 in the first quarter of 1996 and 1995, respectively. The Company idled the Virginia Division and Pine Branch Mining in the third quarter of 1995 and is maintaining the properties on a standby basis except for portions currently being operated by two mining contractors. Associated with this idling was the recognition of certain future liabilities. Operating losses in 1996 represent costs incurred while the properties remain on standby. The Company continues to seek buyers and/or operators for its Virginia Division assets and facilities. Depending upon the structure of such transactions, the Company may be able to recover some of the above referenced charges.

WESTMORELAND RESOURCES, INC. (WRI) - $351,000 BETTER

WRI is a large surface mining operation located in eastern Montana which had operating income of $1,050,000 and $699,000 in the first quarter of 1996 and 1995, respectively. Included in the first quarter 1996 results were additional coal sales of approximately 10% compared to the first quarter of 1995. Also included in 1996 were additional coal BTU premiums of approximately $200,000 compared to the same period in 1995 due to better than expected coal quality.

HERITAGE COSTS - $2,255,000 BETTER

Heritage costs were $3,630,000 and $5,885,000 for the first quarter of 1996 and 1995, respectively. The first quarter of 1995 included $1,711,000 of workers' compensation charges. As a result of the idling of the Virginia Division and Pine Branch the Company does not expect to incur any additional workers' compensation charges during 1996 and, therefore, none have been accrued.

NET CORPORATE EXPENSES - $1,342,000 BETTER

Net corporate expenses were $2,130,000 and $3,436,000 in the first quarter of 1996 and 1995, respectively. Expenses in 1996 decreased due to downsizing and relocation of the Corporate office.

INDEPENDENT POWER OPERATIONS - $1,257,000 WORSE

The Company's Independent Power Operations, through its wholly-owned subsidiary, WEI, recorded operating income of $2,943,000 and $4,200,000 in the first quarter of 1996 and 1995, respectively. The decline is due to $1,750,000 of deferred development fees received in prior years in connection with the ROVA I and Rensselaer Projects which were recognized as income in the first quarter of 1995. Currently, there are no development fees to be recognized in the future.

GAINS ON THE SALES OF ASSETS - $7,074,000 WORSE

In January, 1996 the Company sold to Ark Land Company certain coal reserves held under lease from Ark. Cash proceeds from the transaction was $2,441,000, all of which was recorded as a gain during the first quarter.

In January of 1995 the Company sold the assets of its Hampton Division located in Boone and Logan Counties, West Virginia to Burco Resources Corporation and Wind River Resources Corporation and sold its Hampton Division mineral lease to the lessor, Penn Virginia, for $9,045,000 in cash. The net proceeds to the Company were approximately $7,376,000 after payments related to a capital lease. The elimination of this capital lease resulted in a further reduction of the Company's long-term debt. The Company wrote off a substantial portion of the Hampton Division's assets in 1993. The gain on the sale was $9,090,000 after the reversal of certain liabilities. The purchasers assumed the reclamation and environmental liabilities associated with the Hampton Division as part of the sales transaction. In February 1995, the Company sold the Virginia Division's Dump Train for cash of $945,000 and the related gain on the sale was $425,000.

                          PART II - OTHER INFORMATION

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K


a)  Exhibit 27 - Financial Data Schedule.

b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WESTMORELAND COAL COMPANY




Date:  May 15, 1996                           /s/ ROBERT J. JAEGER
                                        ----------------------------------
                                        Robert J. Jaeger
                                        Senior Vice President of
                                        Finance, Treasurer and
                                        Controller



                                             /s/ LARRY W. MIKKOLA
                                        ----------------------------------
                                        Larry W. Mikkola
                                        Assistant Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
