Form 10-Q
period 1996-06-30
WESTMORELAND COAL CO
filed 1996-08-13
CIK 106455

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1996
                                                 --------------

                                       OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from __________ to ___________

                             Commission File Number
                                     0-752

                           WESTMORELAND COAL COMPANY
                           -------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              23-1128670
- --------------------------                                 ---------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

2 North Cascade Ave., 14th Floor
Colorado Springs, Colorado                                           80903
- ----------------------------------------                           -------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number,
   including area code...                                     719-442-2600
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


                       Yes    X         No
                            -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 7, 1996: 6,965,328

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1
                              FINANCIAL STATEMENTS

                   WESTMORELAND COAL COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     June 30, 1996    Dec. 31, 1995
                                     -------------    -------------
                                       (Unaudited)

                                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents             $  13,670        $  11,711
  Notes and accounts receivable
    Coal sales                              2,826            3,024
    Notes                                   1,080            2,295
    Other                                   3,244            2,956
                                        ---------        ---------
                                            7,150            8,275
    Less allowance for
      doubtful accounts                       913            2,515
                                        ---------        ---------
                                            6,237            5,760

  Inventories
    Coal                                        -              645
    Mine supplies                              25              134
    Other                                     183              161
                                        ---------        ---------
                                              208              940
    Other current assets                      769              921
                                        ---------        ---------

TOTAL CURRENT ASSETS                       20,884           19,332

Property, plant and equipment
  Land and mineral rights                  30,142           30,029
  Plant and equipment                     198,432          255,149
                                        ---------        ---------
                                          228,574          285,178
  Less accumulated depreciation
    and depletion                         169,473          225,310
                                        ---------        ---------
                                           59,101           59,868

Investment in Independent Power
   Projects                                49,227           49,069
Investment in DTA                          19,156           19,326
Workers compensation bond                   9,960            9,960
Prepaid pension cost                        9,120            7,612
Other assets                                3,524            1,940
                                        ---------        ---------

TOTAL ASSETS                            $ 170,972        $ 167,107
                                        =========        =========


See accompanying notes to condensed consolidated financial statements.

                   WESTMORELAND COAL COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                      June 30, 1996     Dec. 31, 1995
                                      -------------     -------------
                                       (Unaudited)

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current installments of
    long-term debt                      $   1,215      $   1,462
  Accounts payable and accrued expenses    10,966          8,027
  Accrual for workers' compensation         5,491          5,494
  Accrual for postretirement
    medical costs                          10,400         10,400
  Taxes on income                               -          2,905
  Other                                       230          7,155
                                        ---------      ---------

  TOTAL CURRENT LIABILITIES                28,302         35,443

Long-term debt                              2,332          3,131
Accrual for pneumoconiosis
  benefits                                 11,595         13,871
Accrual for workers' compensation          25,365         28,130
Accrual for postretirement
  medical costs                            77,863         73,373
Accrual of reclamation costs                7,167         10,311
Other liabilities                          19,778         15,558
Deferred income taxes                      14,546         14,827
Minority interest                          10,609         10,569
SHAREHOLDERS' EQUITY
  Preferred stock of $1.00 par value
   Authorized 5,000,000 shares;
   Issued 575,000 shares                      575            575
  Common stock of $2.50 par value
   Authorized 20,000,000 shares;
   Issued 6,965,328  shares                17,402         17,402
  Other paid-in capital                    94,641         94,641
  Accumulated deficit                    (139,203)      (150,724)
                                        ---------      ---------

  TOTAL SHAREHOLDERS' (DEFICIT)           (26,585)       (38,106)
                                        ---------      ---------

TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY               $ 170,972      $ 167,107
                                        =========      =========


See accompanying notes to condensed consolidated financial statements.

                   WESTMORELAND COAL COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands except per share data)
                                  (Unaudited)

                                      Three Months Ended     Six Months Ended
                                           June 30                June 30
                                         1996       1995*      1996       1995*
                                    ---------  ---------  ---------  ---------
Revenues:
  Coal                              $  11,265  $  39,468  $  21,817  $  80,256
  Independent power projects
    -equity in earnings and fees        3,251      3,786      7,483      8,681
  Corona                                1,529          -      2,986          -
  Services                                261          -        380          -
                                    ---------  ---------  ---------  ---------
                                       16,306     43,254     32,666     88,937
                                    ---------  ---------  ---------  ---------
Cost and expenses:
   Cost of coal sold                   11,515     38,401     22,902     77,212
   Cost of sales-Corona                 1,206          -      2,531          -
   Services and independent power
     projects - related expenses          266        629      1,039      1,007
   Depreciation, depletion
     and amortization                     518      5,600      1,027     10,639
   Selling and administrative           3,069      3,986      5,687      8,260
   Heritage costs                       4,498      5,888      8,128     11,773
   Pension benefit                       (850)      (412)    (1,704)      (825)
                                    ---------  ---------  ---------  ---------
                                       20,222     54,092     39,610    108,066

Operating loss                         (3,916)   (10,838)    (6,944)   (19,129)

Gains on the sales of assets           14,740         23     17,181      9,538

Interest expense                         (114)      (339)      (239)      (681)
Interest and other income                 672      1,119      2,468      2,258
                                    ---------  ---------  ---------  ---------
Income (loss) before income tax
  expense (benefit)and
  minority interest                    11,382    (10,035)    12,466     (8,014)

Income taxes (benefit):
    Current                               427        349        746        844
    Deferred                             (280)      (110)      (282)      (247)
                                    ---------  ---------  ---------  ---------
                                          147        239        464        597
Minority interest                         170        169        481        354
                                    ---------  ---------  ---------  ---------

Net income (loss)                      11,065    (10,443)    11,521     (8,965)

Less preferred stock dividends:
     declared                               -      1,222          -      1,222
     in arrears                         1,222          -      2,444      1,222
                                    ---------  ---------  ---------  ---------

Net income (loss) applicable
  to common shareholders            $   9,843  $ (11,665) $   9,077  $ (11,409)
                                    =========  =========  =========  =========

Net income (loss) per share
applicable to common shareholders      $ 1.41     $(1.68)    $ 1.30     $(1.64)
                                       ======     ======     ======     ======

* Restated to conform with current classifications


Weighted average number of
  common shares outstanding             6,965      6,961      6,965      6,960
                                    =========  =========  =========  =========



See accompanying notes to condensed consolidated financial statements.

                   WESTMORELAND COAL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Six Months Ended June 30,                               1996         1995
- --------------------------------------------------------------------------
                                                         (in thousands)
Cash flows from operating activities:
 Net income (loss)                                  $ 11,521     $ (8,965)
 Adjustments to reconcile net income
   (loss) to net cash used by
   operating activities:
   Gains on the sales of assets                      (17,181)      (9,538)
   Reversal of income tax accrual                     (3,540)           -
   Equity earnings from independent power
     projects                                         (7,483)      (6,076)
   Recognition of development fee income                   -       (1,750)
   Cash distributions from independent
     power projects                                    6,218        5,087
   Depreciation, depletion and amortization            1,027       10,639
   Deferred income tax                                  (281)        (247)
   Minority interest in WRI income                       480          354
   Change in assets and liabilities, net of
     non-cash transactions:
       Accounts receivable, net of allowance
         for doubtful accounts                          (169)       9,668
       Inventories                                       732        2,018
       Accounts payable and accrued expenses          (4,163)     (11,557)
       Income taxes payable                              597         (340)
       Accrual for postretirement
         medical costs                                 4,490        3,037
       Accrual for workers' compensation              (2,768)         427
       Accrual for pneumoconiosis benefits            (2,276)        (195)
       Other liabilities                               4,062         (364)
       Other                                          (1,360)         129
                                                    --------     --------

 Net cash used by operating activities               (10,094)      (7,673)
                                                    --------     --------

Cash flows from investing activities:
 Fixed assets additions                                 (351)        (342)
 (Increase) decrease in notes receivable                (308)       1,592
 Proceeds from sales of assets                        14,198       10,131
                                                    --------     --------

 Net cash provided by investing activities            13,539       11,381
                                                    --------     --------

Cash flows from financing activities:
 Hampton lease buyout premium                              -       (1,103)
 Repayment of long-term debt                          (1,046)      (2,132)
 Preferred stock dividends paid                            -       (1,222)
 Dividends paid to minority shareholders                (440)           -
                                                    --------     --------

 Net cash used in financing activities                (1,486)      (4,457)
                                                    --------     --------



Net increase (decrease) in cash
  and cash equivalents                                 1,959         (749)
Cash and cash equivalents,
  beginning of period                                 11,711       15,453
                                                    --------     --------
Cash and cash equivalents,
  end of period                                     $ 13,670     $ 14,704
                                                    ========     ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:

   Interest                            $     258     $      768
   Income taxes, net                   $     760     $    1,184




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

1.   CONTINGENCIES

Westmoreland Energy, Inc. ("WEI")

WEI is engaged in the business of owning and managing interests in independent power projects.

WEI PROJECT CONTINGENCIES

SOUTHAMPTON. The Southampton plant, a 62.7 megawatt coal-fired cogeneration facility in Franklin, Virginia, supplies process steam to a nearby chemical manufacturer and bulk electric power under contract to Virginia Electric and Power Company ("Virginia Power") as a qualifying facility (QF) under the Public Utility Regulatory Policies Act ("PURPA"). The plant began commercial operation in 1992. On July 7, 1994, the Federal Energy Regulatory Commission ("FERC") denied the request of LG&E-Westmoreland Southampton ("the Partnership", in which WEI has a 30% interest) for a waiver of certain QF requirements and directed the Partnership to show cause as to why it should not be required to file new cost- based rates for its 1992 electric sales to Virginia Power.

The Partnership filed a request for rehearing and a motion to consider its request for rehearing as timely filed, or in the alternative, to treat its request for rehearing as a motion for reconsideration, in August 1994, one day out of time. The Partnership sought a reversal of FERC's prior order, or, in the alternative, a clarification of FERC's order stating that, with the exception of rates, the Partnership remains a QF for 1992 exempt from regulation as a public utility under the Public Utility Holding Company Act ("PUHCA"), utility laws of Virginia and various portions of the Federal Power Act.

In late August 1994, Virginia Power filed a motion for leave to respond to the Partnership's request for rehearing and response to request for rehearing, and a response to the Partnership's show cause order. In September 1994, the Partnership filed with FERC its answer to Virginia Power's motion and response. Also in September 1994, FERC granted itself an extension of time to act on the Partnership's request for rehearing, tolling the 30-day period in which FERC was to have acted on the Partnership's rehearing request. On August 1, 1996, FERC entered its decision in the pending Southampton case. FERC determined that the Partnership's request for reconsideration should be treated as timely filed, but that the Southampton facility was not in complete compliance with the QF requirements for 1992. FERC ordered Southampton to comply with Section 205 of the Federal Power Act (FPA), and file, for FERC's review, rates for calendar year 1992 for wholesale power sales to Virginia Power. Otherwise, the Southampton project remains exempt from regulation under PUCHA, utility laws of Virginia and the other provisions of the FPA.

Ultimate resolution of this matter has not yet been completed. The FERC order does not completely settle what the applicable rate is for 1992. The rate must be determined through negotiations with Virginia Power and further FERC proceedings and may result in refunds to Virginia Power, the amount of which cannot be determined at this time. The Company is also evaluating its options which may include an appeal of the FERC decision and possible recovery of damages from third parties. Until the appropriate rate is determined and related matters are resolved it is not possible to determine whether the order will have a material adverse affect in the Company's consolidated results of operations, its financial condition or liquidity.

ROANOKE VALLEY I ("ROVA"). The Company owns a 50% interest in Westmoreland-LG&E Partners ("WLP"), the sole owner of Roanoke Valley I, a cogeneration facility selling electric power to Virginia Power and steam energy to Patch Rubber Company. Under the Power Purchase Agreement ("PPA") between WLP and Virginia Power, WLP is entitled to receive capacity payments based on availability. From May 1994 through June 1996, Virginia Power withheld approximately $10,400,000 of these capacity payments during periods of forced outages. To date, the Company has not realized any income on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, WLP filed a complaint against Virginia Power seeking damages of at least $5,700,000, contending that Virginia Power breached the PPA in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the court granted this motion. WLP filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss WLP's amended complaint. In November 1995, Virginia Power filed with the court a motion for summary judgment, and a hearing on the motion was held in early December 1995. In late January 1996, the court denied Virginia Power's motion for summary judgment. The customer filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted the customer's second summary judgment motion and effectively dismissed the complaint. The ROVA partnership has appealed the Court's decision granting summary judgment. The matter is pending before the Virginia Supreme Court. Regardless of the outcome, the Company believes Roanoke Valley I will operate profitability and generate positive cash flows.

RENSSELAER. The Company has been informed through public filings that Niagara Mohawk Power Corporation ("NIMO")(which is the purchasing utility for the Company's Rensselaer cogeneration facility in which the Company has a 50% interest) believes that, absent significant relief from its power purchase arrangements with independent power producers (including qualifying cogenerators), it may be forced either to file voluntary bankruptcy or attempt to condemn and purchase the cogeneration facilities through eminent domain. The Company intends to oppose any efforts by NIMO to nullifiy its contract for the Rensselaer project.

2.   CAPITAL STOCK

The Company's preferred stock was issued in July, 1992. Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements of the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The seven quarterly dividends which are in arrears (dividend payment dates July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, and July 1,
1996) amount to $8,552,600 in the aggregate ($14.88 per preferred share). Common stock dividends may not be declared until the preferred stock dividends that are in arrears are made current.


There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had a shareholders' deficit at June 30, 1996 of $26,585,000.

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


- --------------------------------------------------------------------------------


                                     ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION
FROM DECEMBER 31, 1995 TO JUNE 30,1996


LIQUIDITY

Cash used by operating activities was $10,094,000, and $7,673,000 in the first six months of 1996 and 1995, respectively. The increase in cash used in 1996 reflects the idling of the Virginia Division in the third quarter of 1995 and the resultant reduction in coal sales revenue. See the Consolidated Statements of Cash Flows for additional information.

Cash provided by investing activities was $13,539,000 and $11,381,000 in the first six months of 1996 and 1995, respectively. Included in the first six months of 1996 were cash proceeds of $10,678,000 for the sale of coal reserves back to Penn Virginia Corporation and $2,441,000 for the sale of coal reserves to Ark Land Company. Included in the first six months of 1995 were proceeds of $9,045,000 related to the sale of the assets of the Company's Hampton Division. Fixed asset additions were $351,000 and $342,000 in the first six months of 1996 and 1995, respectively.

Cash used in financing activities totaled $1,486,000 and $4,457,000 in the first six months of 1996 and 1995, respectively. Repayment of long-term debt amounted to $1,046,000 and $2,132,000 in the first quarter of 1996 and 1995, respectively.

The Company's consolidated cash and cash equivalents at June 30, 1996 totaled $13,670,000 (including $3,531,000 at WRI). At December 31, 1995, cash and cash equivalents totaled $11,711,000 (including $3,213,000 at WRI). None of the Company's cash and cash equivalents was or is restricted as to use or disposition except for $2,975,000 escrowed with a UMWA Trust Fund in July, 1996. See "Liquidity Outlook" section for additional information. The cash at WRI, a 60% owned subsidiary, is available to the Company only through dividends. In addition, the Company had restricted cash, which was not classified as cash and cash equivalents on the Company's Condensed Consolidated Balance Sheets, of $17,960,000 at June 30, 1996 and at December 31, 1995. The $17,960,000 is comprised of two items: a $9,960,000 interest-bearing cash deposit account, which collateralizes the Company's outstanding surety bonds for its workers' compensation self-insurance programs; and $8,000,000 invested in certificates of deposit at June 30, 1996 which is classified on the Company's Condensed Consolidated Balance Sheets as an Investment in Independent Power Projects. The $8,000,000 in certificates of deposit represents cash proceeds which were transferred from debt reserve accounts of certain of the Company's independent power projects and were substituted with bank letters of credit. The cash proceeds are restricted as to use and were invested in certificates of deposit of the bank issuing the letters of credit. The certificates of deposit collateralize the letters of credit.

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

The Company met all of its premium obligations through the end of 1995, but ceased paying the premiums to the Combined Fund in 1996. The Company's current annual premiums to the Combined Fund are approximately $5,000,000. Prior to cessation, the Company made a proposal to the Combined Fund to defer these and a portion of its future premiums, and discussions are ongoing. The Company may modify its proposal based on these discussions, but its objective is to conserve cash for acquisitions so that it can give the Combined Fund adequate assurance that the Company will not only be able to make up its current premiums but be able to pay future obligations as well. The plan trustees could reject any proposal from the Company and could initiate legal action to recover overdue premiums. If the Company is required to pay all premiums on a current basis, it would experience liquidity problems if current plans as described below do not materialize.

As of July 9, 1996, the Company entered into an interim agreement with the Combined Fund, pursuant to which the Company was required to escrow $2,545,000, the amount of unpaid premiums to that date, and to make additional payments of $430,000 per month beginning July 25, 1996 until the escrow account is terminated, as a precondition to negotiations toward a long-term agreement. Termination of this account will occur on November 7, 1996 unless a long term agreement is reached, or if a monthly payment is not made, or if the Company and the Combined Fund otherwise agree to terminate it. If the escrow account is terminated as a result of reaching November 7, 1996, or the failure to make a monthly payment, then the entire escrowed amount will be paid to the Combined Fund in satisfaction of the liability that has accrued through that date. If the Company and the Combined Fund agree to terminate the escrow account, then the disposition of the funds in the account will be determined at that time.

In addition, the Coal Industry Retiree Health Benefit Act of 1992 (the "Act") authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions pursuant to the Act. In 1995, the Trustees issued security provisions which give contributors to the Plan several options, all of which would require the Company to commit or restrict cash, for satisfying the Act's security requirements, and set the level of security to be provided by the Company at approximately $22,000,000. The Act required the security to be provided by January 1, 1996. Instead, the Company has proposed to the 1992 UMWA Benefit Plan that Company assets be used as security for its obligation. Although discussions remain ongoing, management believes the Company will be able to satisfy the security requirements through a mutually agreeable non-cash alternative, however, there can be no assurance the 1992 UMWA Benefit Plan trustees will accept such an alternative and will not initiate legal action to enforce its security requirements.

The Company is in final negotiations for and expects to execute a pledge agreement with the Combined Fund and the 1992 Plan on or about August 13, 1996. Pursuant to the terms of the pledge agreement at this stage of negotiations, the Company will pledge its shares in Westmoreland Energy, Inc., Westmoreland Coal Sales Company and Westmoreland Resources, Inc. as collateral for the obligations due to the Combined Fund and the 1992 Plan. The agreement will expire November 22, 1996.

The Company's current principal on-going sources of cash flow include cash distributions from its independent power projects, dividends from WRI and cash from operations of DTA. Management believes that cash generated from these sources and cash reserves alone will not be sufficient to pay the Company's heritage costs and operating expenses for the next 12 months. The Company expects to improve its very near-term cash reserve position in a number of ways including divesting the remainder of the Virginia Division, selling certain other non-strategic assets and obtaining cash from liquidation of certain assets given as collateral by Adventure Resources. The Company continues to seek further cost reductions wherever feasible and prudent, and is attempting to reduce or defer certain postretirement medical, workers' compensation and related payments. No assurance can be given that future operations will generate cash as expected or that the aforementioned actions will be executed in the time frame and to the extent management anticipates.

The Company's current sources of cash flow, as described above, will not be sufficient by themselves to cover operating expenses and the Company's "heritage costs" on a long-term basis. Management of the Company believes it can only meet ongoing cash requirements or restore the Company to profitability by adopting a strategy of acquiring income-producing businesses and properties that can use the Company's substantial tax loss carryforwards and generate earnings and cash flow. Management of the Company has devoted significant time and effort to this strategy and several candidates have been preliminarily identified. WEI made a small acquisition in late 1995. The ability or time required to implement a successful acquisition strategy is impossible to estimate, and no assurances can be given that the Company can successfully implement the strategy or achieve long-term viability.

- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
QUARTER ENDED JUNE 30,1996 COMPARED
TO QUARTER ENDED JUNE 30, 1995

                                             Three Months Ended
                                                  June 30,
                                              1996       1995*
                                              ----       ----
                                              (in thousands)
Coal Operations:
   Virginia Division                      $  (1,336)   $ (5,296)
   Westmoreland Resources, Inc.                 513         627
   Westmoreland Coal Sales Company             (210)       (635)
   Heritage costs                            (4,498)     (5,888)
   Net corporate expenses                    (1,891)     (2,847)
   Pension costs                                850         412
                                          ---------    --------
   Total Coal Operations                     (6,572)    (13,627)
                                          ---------    --------
Independent Power Operations:
   Westmoreland Energy, Inc.                  2,994       2,789
   Corona Group                                (338)          -
                                          ---------    --------
   Total Independent Power Operations         2,656       2,789
                                          ---------    --------

Operating loss                            $  (3,916)   $(10,838)
                                          ---------    --------

Gains on the sales of assets              $  14,740    $     23
                                          =========    ========

*  Certain amounts have been reclassed to agree with current classifications.

Details of tons sold (in thousands) and average revenue per ton sold were as follows:

                                              Three Months Ended
                                                   June 30,
                                               1996      1995
                                               ----      ----
By Segment:
     Virginia Division*                          -         794
     Westmoreland Resources, Inc.                861     1,141
                                              ------    ------

     Total Westmoreland Operations               861     1,935
     For Others                                  139        94
                                              ------     -----

     Total Tons Sold                           1,000     2,029
                                              ======    ======

Average revenue per ton sold:
     Westmoreland Resources, Inc.             $ 7.32    $ 6.96
                                              ------    ------

*Includes tons:

     Sold by Pine Branch Mining Incorporated      -         61
     Purchased from unaffiliated producers        -        164

COAL OPERATIONS

Coal operations which includes substantial heritage costs reported operating losses of $6,572,000 and $13,627,000 for the second quarter of 1996 and 1995, respectively.

The improvement in results of operations is primarily attributable to decreases in operating costs due to the idling of Virginia Division and Pine Branch mining operations during the third quarter of 1995.

Those business units reporting significant changes in results of operations are discussed below.

VIRGINIA DIVISION - $3,960,000 BETTER

The Virginia Division had operating losses of $1,336,000 and $5,296,000 in the second quarter of 1996 and 1995, respectively. The Company idled the Virginia Division and Pine Branch Mining in the third quarter of 1995 and is maintaining the properties on a standby basis except for portions currently being operated by two independent mining contractors. Associated with this idling was the recognition of certain future liabilities. Operating losses in 1996 represent costs incurred while the properties remain on standby.

HERITAGE COSTS - $1,390,000 BETTER

Heritage costs were $4,498,000 and $5,888,000 for the second quarter of 1996 and 1995, respectively. The second quarter of 1995 included $1,715,000 of workers' compensation charges. As a result of the idling of the Virginia Division and Pine Branch the Company does not expect to incur any additional workers' compensation claims during 1996.

NET CORPORATE EXPENSES - $956,000 BETTER

Net corporate expenses were $1,891,000 and $2,847,000 in the second quarter of 1996 and 1995, respectively. Expenses in 1996 decreased due to downsizing and relocation of the Corporate office.

GAINS ON THE SALES OF ASSETS - $14,717,000 BETTER

In May, 1996 the Company relinquished to Penn Virginia Corporation certain coal reserves for a cash payment of $10,678,000. In addition, the Company obtained an 18 month option to purchase Penn Virginia's 16% interest in Westmoreland Resources for $3,000,000. The Company also sold its idled Wentz Complex to Stonega Mining and Processing and its idled Pine Branch Mining Inc. to Roaring Fork Mining Company in non-cash transactions. Each purchaser assumed specific reclamation and other liabilities.

- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
SIX MONTHS ENDED JUNE 30,1996 COMPARED
TO SIX MONTHS ENDED JUNE 30,1995




                                               Six Months Ended
                                                    June 30,
                                              1996         1995*
                                              ----         ----
                                                (in thousands)
Coal Operations:
   Virginia Division                       $ (3,895)     $(10,077)
   Westmoreland Resources, Inc.               1,563         1,326
   Westmoreland Coal Sales Company              234          (100)
   Heritage costs                            (8,128)      (11,773)
   Net corporate expenses                    (4,021)       (6,319)
   Pension costs                              1,704           825
                                           --------      --------
   Total Coal Operations                    (12,543)      (26,118)
                                           --------      --------

Independent Power Operations:
   Westmoreland Energy, Inc.                  6,303         6,989
   Corona Group                                (704)            -
                                           --------      --------
   Total Independent Power Operations         5,599         6,989
                                           --------      --------

Operating loss                             $ (6,944)     $(19,129)
                                           =========     ========


Gains on the sales of assets               $ 17,181      $  9,538
                                           ========      ========


* Certain amounts have been reclassed to agree with current classifications.

Details of tons sold (in thousands) and average revenue per ton sold were as follows:

                                                Six Months Ended
                                                     June 30,
                                                 1996       1995
                                                 ----       ----
By Segment:
     Virginia Division*                              -     1,657
     Westmoreland Resources, Inc.                2,237     2,147
                                                 -----     -----

     Total Westmoreland Operations               2,237     3,804
     For Others                                    285       170
                                                 -----     -----

     Total Tons Sold                             2,522     3,974
                                                 =====     =====

Average revenue per ton sold:
     Westmoreland Resources, Inc.                 7.05      7.05
                                                 -----     -----



*Includes tons:

     Sold by Pine Branch Mining Incorporated        -        131
     Purchased from unaffiliated producers          -        415

COAL OPERATIONS

Coal operations reported operating losses of $12,543,000 and $26,118,000 for the first six months of 1996 and 1995, respectively. The improvement in results of operations is attributable to decreases in operating costs due to idling of the Virginia Division and Pine Branch Mining Inc. operations during the third quarter of 1995.

Those continuing business units reporting significant changes in results of operations are discussed below.

VIRGINIA DIVISION - $6,182,000 BETTER

The Virginia Division had operating losses of $3,895,000 and $10,077,000 in the first six months of 1996 and 1995, respectively. The Company idled the Virginia Division and Pine Branch Mining in the third quarter of 1995 and is maintaining the properties on a standby basis except for portions currently being operated by two mining contractors. Associated with this idling was the recognition of certain future liabilities. Operating losses in 1996 represent costs incurred while the properties remain on standby. The Company continues to seek buyers and/or operators for its remaining Virginia Division assets and facilities. Depending upon the structure of such transactions, the Company may be able to recover some of the above referenced idling charges.

HERITAGE COSTS - $3,645,000 BETTER

Heritage costs were $8,128,000 and $11,773,000 for the first six months of 1996 and 1995, respectively. The first six months of 1995 included $3,645,000 of workers' compensation charges. As a result of the idling of the Virginia Division and Pine Branch the Company does not expect to incur any additional workers' compensation claims during 1996.

NET CORPORATE EXPENSES - $2,298,000 BETTER

Net corporate expenses were $4,021,000 and $6,319,000 in the first six months of 1996 and 1995, respectively. Expenses in 1996 decreased due to downsizing and relocation of the Corporate office but remain higher than anticipated due to the recognition of $700,000 of non-recurring, non-cash charges relating to adjustments in various benefit accruals.

PENSION COSTS - $879,000 BETTER

Pension credits of $1,704,000 and $825,000 were recorded in the first six months of 1996 and 1995, respectively. The improvement is due to downsizing and higher than expected investment gains.

INDEPENDENT POWER OPERATIONS - $1,390,000 WORSE

The Company's Independent Power Operations, through its wholly-owned subsidiary, WEI, recorded operating income of $5,599,000 and $6,989,000 in the first six months of 1996 and 1995, respectively. The decline is due to two factors:

1) losses of $700,000 at the Corona Group which was acquired in the third quarter of 1995;

2) the recognition in 1995 of $1,750,000 of deferred development fees received in prior years in connection with the ROVA I; and

Additionally, ROVA II commenced commercial operations on June 1, 1995.

GAINS ON THE SALES OF ASSETS

In January, 1996 the Company sold back to Ark Land Company certain coal reserves held under lease from Ark. Cash proceeds from the transaction was $2,441,000, all of which was recorded as a gain during the first quarter. In May, 1996 the Company relinquished to Penn Virginia Corporation certain coal reserves for a cash payment of $10,678,000. In addition, the Company obtained an 18 month option to purchase Penn Virginia's 16% interest in Westmoreland Resources for $3,000,000. The Company also sold its idled Wentz Complex to Stonega Mining and Processing and its idled Pine Branch Mining Inc. to Roaring Fork Mining Company in non-cash transactions. Each purchaser assumed specific reclamation and other liabilities.

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





Inflation did not have a material impact on the Company's operations in 1996

                          PART II - OTHER INFORMATION

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K



a)  Exhibit 27 - Financial Data Schedule.


b) On May 15, 1996, the Company filed a report on Form 8-K, announcing that the Company had completed a transaction with Penn Virginia Corporation which provides for the relinquishment of certain leases of Westmoreland coal reserves back to Penn Virginia in exchange for a cash payment of $10,678,000 and other consideration from Penn Virginia. In addition to cash, Westmoreland received an 18 month option to purchase Penn Virginia's 16% ownership interest in Westmoreland Resources, Inc.

Also announced were completion of non-cash transactions which provide for sale of its idled Wentz Complex to Stonega Mining and Processing Company and its idled Pine Branch Mining Inc. to Roaring Fork Mining Company.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             WESTMORELAND COAL COMPANY




Date:  August 13, 1996       /s/ ROBERT J. JAEGER
                             Robert J. Jaeger
                             Senior Vice President - Finance,
                             Treasurer and Controller





                             /s/ LARRY W. MIKKOLA
                             Larry W. Mikkola
                             Assistant Controller

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------

  27          - Financial Data Schedule
