Form 10-Q
period 1996-09-30
WESTMORELAND COAL CO
filed 1996-11-13
CIK 106455

                            FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  September 30, 1996

                               OR

    (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        for the transition period from _______  to_______

                     Commission File Number
                              0-752

                    WESTMORELAND COAL COMPANY
                  -----------------------------
     (Exact name of registrant as specified in its charter)

DELAWARE                                      23-1128670
--------------------------                    ---------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)             Identification No.)

14th Floor, 2 North Cascade Avenue    Colorado Springs      80903
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

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

                       Yes       X         No
                              -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996:  6,965,328


                  PART I - FINANCIAL INFORMATION

                  ITEM 1 - FINANCIAL STATEMENTS

           WESTMORELAND COAL COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands)

ASSETS                             Sept. 30,1996   Dec. 31,1995
                                     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents             $  5,389      $  11,711
  Notes and accounts receivable:
    Trade                                  4,292          3,024
    Notes                                  1,075          2,295
    Other                                  2,850          2,956
                                     -----------    -----------
                                           8,217          8,275
Less allowance for doubtful                  913          2,515
accounts
                                     -----------    -----------
                                           7,304          5,760
Inventories:
    Coal                                       -            645
    Mine supplies                            183            134
    Other                                    145            161
                                     -----------    -----------
                                             328            940
    Other current assets                   4,843            921
                                     -----------    -----------
TOTAL CURRENT ASSETS                      17,864         19,332

Property, plant and equipment:
  Land and mineral rights                 12,327         30,029
  Plant and equipment                    185,808        255,149
                                     -----------    -----------
                                         198,135        285,178
Less accumulated depreciation and        155,333        225,310
depletion
                                     -----------    -----------
                                          42,802         59,868

Investment in Independent Power           48,831         49,069
Projects
Investment in DTA                         19,141         19,326
Workers compensation bond                  9,960          9,960
Prepaid pension cost                       9,030          7,612
Other assets                               3,714          1,940
                                     -----------    -----------
TOTAL ASSETS                           $ 151,342      $ 167,107
                                         =======        =======

See accompanying notes to condensed consolidated financial statements.


            WESTMORELAND COAL COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                   Sept. 30,1996   Dec. 31,1995
                                     (Unaudited)

LIABILITIES AND SHAREHOLDERS'
DEFICIT

CURRENT LIABILITIES
  Current installments of long         $     911     $    1,462
term debt
  Accounts payable and accrued            12,764          8,027
expenses
  Accrual for workers'                     5,491          5,494
compensation
  Accrual for postretirement              10,400         10,400
medical costs
  Taxes on income                              -          2,905
  Other                                      560          7,155
                                    ------------     ----------
  TOTAL CURRENT LIABILITIES               30,126         35,443

Long-term debt                             2,349          3,131
Accrual for pneumoconiosis                10,977         13,871
benefits
Accrual for workers' compensation         24,328         28,130
Accrual for postretirement                78,009         73,373
medical costs
Accrual for reclamation costs              4,924         10,311
Other liabilities                         19,739         15,558
Deferred income taxes                          -         14,827
Minority interest                          5,314         10,569

SHAREHOLDERS' DEFICIT
Preferred stock of $1.00 par
value
   Authorized 5,000,000 shares;
   Issued 575,000 shares                     575            575
Common stock of $2.50 par value
   Authorized 20,000,000 shares;
   Issued 6,965,328 shares                17,402         17,402
  Other paid-in capital                   94,641         94,641
  Accumulated deficit                  (137,042)      (150,724)
                                    ------------    -----------
TOTAL SHAREHOLDERS' DEFICIT             (24,424)       (38,106)
                                    ------------    -----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                 $ 151,342      $ 167,107
                                         =======        =======


See accompanying notes to condensed consolidated financial statements.


            WESTMORELAND COAL COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands except per share data)
                           (Unaudited)


                                 Three Months Ended  Nine Months Ended
                                     Sept. 30         Sept. 30
                                     1996    1995 *      1996    1995 *

Revenues:
  Coal                           $ 12,000  $ 20,014  $ 33,817  $100,270
  Independent Power Projects -
    equity in earnings and fees     3,987     3,766    11,850    12,447
  Corona                            1,474         -     4,460         -
                                 --------  --------   -------   -------
                                   17,461    23,780    50,127   112,717
Cost and expenses:
   Cost of sales - coal            10,816    22,840    33,718   100,052
   Independent power projects -
     related expenses                 291       537     1,330     1,544
   Cost of sales-Corona             1,287         -     3,818         -
   Depreciation, depletion and        532     3,744     1,559    14,383
     amortization
   General and administrative       3,565     4,417     9,252    12,677
   Heritage costs                   3,105     5,315    11,233    17,088
   Pension benefit                  (843)     (465)   (2,547)   (1,290)
                                 --------  --------  --------  --------
                                   18,753    36,388    58,363   144,454

Loss on idling of Eastern coal          -  (70,538)         -  (70,538)
operations

Operating (loss)                  (1,292)  (83,146)   (8,236) (102,275)

Gains on sale of assets             3,081         -    20,262    9,538

Interest expense                     (82)     (351)     (321)   (1,032)
Interest and other income           1,000     1,052     3,468     3,310
                                 --------  --------  --------  --------
Income (loss) before income tax
expense (benefit) and minority      2,707  (82,445)    15,173  (90,459)
interest

Income tax expense (benefit):
    Current                           414       380     1,160     1,224
    Deferred                        (145)     (102)     (427)     (349)
                                 --------  --------  --------  --------
                                      269       278       733       875

Income (loss) before minority       2,438  (82,723)    14,440  (91,334)
interest

Minority interest                     277       264       758       618
                                 --------  --------  --------  --------
Net income (loss)                   2,161  (82,987)    13,682  (91,952)

Less preferred stock dividends:
     declared                           -         -         -   (2,444)
     in arrears                   (1,222)   (1,222)   (3,666)   (1,222)
                                 --------  --------  --------  --------
Net income (loss) applicable
  to common shareholders              939  (84,209)    10,016  (95,618)
                                   ======    ======    ======    ======
Net income (loss) per share
  applicable to common                .14   (12.10)      1.44   (13.74)
shareholders
                                   ======    ======    ======    ======
Weighted average number of
  common shares outstanding         6,965     6,961     6,965     6,961
                                   ======    ======    ======    ======

*  Reclassed to conform with current classifications

See accompanying notes to condensed consolidated financial statements.


            WESTMORELAND COAL COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



Nine Months Ended Sept. 30,                       1996           1995
                                          ------------   ------------
 Cash flows from operating activities:
(in thousands)

 Net income (loss)                           $  13,682     $ (91,952)
  Adjustments to reconcile net income
(loss) to net cash
    used by operating activities:
  Gains on sale of assets                     (20,262)        (9,538)
  Loss on idling of Eastern operations               -         70,538
  Reversal of income tax accrual               (3,540)              -
  Equity earnings from independent power      (11,414)        (9,536)
    projects
  Recognition of development fee income              -        (1,750)
  Cash distributions from independent           10,545         10,370
    power projects
  Depreciation, depletion and                    1,559         14,383
    amortization
  Minority interest in WRI income                  500            618
  Change in assets and liabilities, net
    of non-cash transactions:
     Accounts receivable, net of               (2,086)         18,333
       allowance for doubtful accounts
     Inventories                                   612          3,772
     Accounts payable and accrued              (2,365)       (24,081)
       expenses
     Income taxes payable                          200          (221)
     Accrual for postretirement medical          4,636        (1,252)
       costs
     Accrual for workers' compensation         (3,802)            356
     Accrual for pneumoconiosis benefits       (2,894)          (813)
     Other liabilities                           3,986          4,745
     Other                                     (3,691)         11,028
                                          ------------   ------------
 Net cash used by operating activities        (14,334)        (5,000)
                                          ------------   ------------
Cash flows from investing activities:
  Fixed assets additions                         (355)          (502)
  (Increase) decrease in notes                   (303)          1,774
receivable
  Minority interest in WRI purchase            (4,200)              -
  Proceeds from sale of Duke Power                   -         23,503
Contract
  Proceeds from sales of assets                 14,643         10,131
                                          ------------   ------------
Net cash provided by investing                   9,785         34,906
   activities
                                          ------------    -----------
Cash flows from financing activities:
  Hampton lease buyout premium                       -        (1,103)
  Repayment of long-term debt                  (1,333)       (11,791)
  Preferred stock dividends paid                     -        (2,444)
  Dividends paid to minority                     (440)              -
   shareholders
                                          ------------   ------------
Net cash used in financing activities          (1,773)       (15,338)
                                          ------------    -----------

Net increase (decrease) in cash  and           (6,322)         14,568
  cash equivalents
Cash and cash equivalents, beginning of         11,711         15,453
  period
                                          ------------   ------------
Cash and cash equivalents, end of period     $   5,389      $  30,021
                                          ------------   ------------

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest                                      $    255        $ 1,035
Income taxes, net                             $  1,140        $ 1,664


Supplemental disclosure of non-cash investing and financing activities:

In September, 1996, the Company completed a non-cash transaction for the transfer of several of its idled Virginia Division mining operations. In exchange for these operations, the purchaser assumed responsibility for certain reclamation obligations amounting to approximately $2.2 million.

In May, 1996, the Company completed non-cash transactions for the sale of its idled Wentz and Pine Branch Mining operations. The purchasers of those assets assumed reclamation and other liabilities totaling approximately $3.0 million as part of those transactions.

In the first quarter of 1995, $8.0 million was distributed from debt reserve accounts of certain of the Company's independent power projects and bank letters of credit were substituted for the amounts distributed. The cash proceeds are restricted as to use and were invested in certificates of deposit of the bank issuing the letters of credit. The certificates of deposit collateralize the letters of credit and are classified on the Company's Condensed Consolidated Balance Sheets as an Investment in Independent Power Projects.

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

1.   Contingencies

Liquidity

The Company's current sources of cash flow, principally cash distributions from its independent power projects, dividends from Westmoreland Resources, Inc., and cash from operations of Dominion Terminal Associates, will not be sufficient by themselves to cover operating expenses and the Company's postretirement medical benefits, workers' compensation costs and UMWA pension benefits for the next 12 months. The Company expects to improve its near-term cash position by selling non-strategic assets and restructuring certain of its post retirement benefit obligations. No assurance can be given that the aforementioned actions will be executed in the time frame and to the extent management anticipates. See the "Liquidity Outlook" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.

UMWA Benefit Funds Discussions

The Company has entered into agreements with two of the UMWA Benefit Funds regarding interim arrangements in satisfaction of certain obligations. If the Company is unable to reach an agreement with these parties on a long-term basis, it would experience liquidity problems. In July, 1996, the Company entered into an interim agreement with the Combined Fund, pursuant to which the Company was required to escrow $2.5 million, the amount of unpaid premiums to that date, and to make additional payments of $.4 million per month beginning July 25, 1996 until the escrow account is terminated, as a precondition to negotiations toward a long-term settlement. The entire escrow amount is recorded on the Condensed Consolidated Balance Sheet as a component of Other current assets. See the "Liquidity Outlook" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.

Westmoreland Energy, Inc. ("WEI")

WEI is engaged in the business of owning and managing interests in independent power projects.

WEI Project Contingencies

Southampton. The Southampton plant, a 62.7 megawatt coal-fired cogeneration facility in Franklin, Virginia, supplies process steam to a nearby chemical manufacturer and bulk electric power under contract to Virginia Electric and Power Company ("Virginia Power") as a qualifying facility ("QF") under the Public Utility Regulatory Policies Act ("PURPA"). The plant began commercial operation in 1992. On July 7, 1994, the Federal Energy Regulatory Commission ("FERC") denied the request of LG&E-Westmoreland Southampton ("the Partnership", in which WEI has a 30% interest) for a waiver of certain QF requirements and directed the Partnership to show cause as to why it should not be required to file new cost-based rates for its 1992 electric sales to Virginia Power.

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

On August 1, 1996, FERC entered its decision in the Southampton case. FERC determined that the Partnership's request for reconsideration should be treated as timely filed, but that the Southampton facility was not in complete compliance with the QF requirements for 1992. FERC ordered Southampton to comply with
Section 205 of the Federal Power Act (FPA), and file, for FERC's review, rates for calendar year 1992 for wholesale power sales to Virginia Power. Otherwise, the Southampton project remains exempt from regulation under PUCHA, utility laws of Virginia and the other provisions of the FPA. In August 1996, the Partnership filed a motion seeking clarification of the August 1, 1996 order. The Partnership also filed an additional request for rehearing. Virginia Power has filed responses opposing both the request for clarification and the request for rehearing. These matters are still pending before the FERC.

Ultimate resolution of this matter has not yet been completed. The FERC order does not completely settle what the applicable rate is for 1992. The rate must be determined through negotiations with Virginia Power and further FERC proceedings and may result in refunds to Virginia Power, the ultimate amount of which cannot be determined at this time. The Company is also evaluating its options which may include an appeal of the FERC decision and possible recovery of damages from third parties. Until the appropriate rate is determined and related matters are resolved it is not possible to determine whether the order will ultimately have a material adverse effect on the Company's consolidated results of operations, its financial condition or liquidity.

Roanoke Valley I ("ROVA"). The Company owns a 50% interest in Westmoreland-LG&E Partners ("WLP"), the sole owner of Roanoke Valley I, a cogeneration facility selling electric power to Virginia Power and steam energy to Patch Rubber Company. Under the Power Purchase Agreement ("PPA") between WLP and Virginia Power, WLP is entitled to receive capacity payments based on availability. From May 1994 through September 1996, Virginia Power withheld approximately $11.3 million of these capacity payments during periods of forced outages. To date, the Company has not realized any income on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, WLP filed a complaint against Virginia Power seeking damages of at least $5.7 million, contending that Virginia Power breached the PPA in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the court granted this motion. WLP filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss WLP's amended complaint. In November 1995, Virginia Power filed with the court a motion for summary judgment, and a hearing on the motion was held in early December 1995. In late January 1996, the court denied Virginia Power's motion for summary judgment. The customer filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted the customer's second summary judgment motion and effectively dismissed the complaint. The ROVA partnership has appealed the Court's decision granting summary judgment. The matter is pending before the Virginia Supreme Court. Regardless of the outcome, the Company believes Roanoke Valley I will operate profitability and generate positive cash flows.

Rensselaer. The Company has been informed through public filings that Niagara Mohawk Power Corporation ("NIMO")(which is the purchasing utility for the Company's Rensselaer cogeneration facility in which the Company has a 50% interest) believes that, absent significant relief from its power purchase arrangements with independent power producers (including qualifying cogenerators), it may be forced either to file voluntary bankruptcy or attempt to condemn and purchase the cogeneration facilities through eminent domain. The Company intends to oppose any efforts by NIMO to nullify its contract for the Rensselaer project.

2.   Acquisitions

In September, 1996, the Company increased its ownership in Westmoreland Resources, Inc. ("WRI") from 60% to 80% through the completion of separate transactions with Morrison Knudsen ("MK") and Penn Virginia Corporation. The Company had targeted 80% ownership to allow consolidation for income tax purposes, and application of its tax basis net loss carryforwards (NOLs) which will generate additional cash flow to the owners. As a result of these transactions, MK will now be a 20% owner and will continue as the contract operator for WRI.

Westmoreland purchased a 4% share of WRI from MK for $1.2 million. The parties also agreed to certain control related changes to the articles of incorporation and stockholders' agreement of the profitable Powder River Basin surface coal mining operation.

Westmoreland also exercised a previously negotiated option with Penn Virginia Corporation for the purchase of Penn Virginia's 16% share of WRI for $3.0 million, bringing Westmoreland's ownership to 80%.

The total purchase price of $4.2 million represented a discount to book value of approximately $1.1 million which was recorded as a reduction of land and mineral rights. In addition, the ability to consolidate and use the Company's NOL's resulted in a reversal of approximately $14.4 million of deferred income tax liabilities which was offset against land and mineral rights.

In October, 1996, approximately $1.1 million of the money for these purchases was reimbursed from cash escrowed under Westmoreland's agreement with the United Mine Workers of America
("UMWA") Combined Benefit Fund.

3.   Capital Stock

The Company's preferred stock was issued in July, 1992. Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements of the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The eight quarterly dividends which are in arrears (dividend payment dates of July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, and October 1, 1996) amount to $9.7 million in the aggregate ($17.00 per preferred share). Common stock dividends may not be declared until the preferred stock dividends that are in arrears are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or
(2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had a shareholders' deficit at September 30, 1996 of $25.3 million. In addition, the Company is prohibited from paying dividends under an interim pledge agreement with the UMWA Benefit Funds dated August 21, 1996.

Under the terms of the Preferred Shareholder Agreement, the preferred shareholders are entitled to elect two directors because the Company is in arrears on six preferred dividends. The Company held a special meeting of the preferred shareholders on September 11, 1996 and Messrs.
Robert Killen and James Sight were elected

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1995 TO
SEPTEMBER 30,1996


Liquidity

Cash used by operating activities was $14.3 million, and $5.0 million in the first nine months of 1996 and 1995, respectively.
The increase in cash used in 1996 is attributable to a significant reduction in accounts receivable collections that resulted from the idling of eastern coal operations in 1995. See the Consolidated Statements of Cash Flows for additional information.

Cash provided by investing activities was $9.8 million and $34.9 million in the first nine months of 1996 and 1995, respectively. Included in the first nine months of 1996 were cash proceeds of $10.7 million for the relinquishment of coal reserves back to Penn Virginia Corporation and $2.4 million for the sale of coal reserves to Ark Land Company. Cash expenditures of $4.2 million were made for the purchase of an additional 20% of WRI. Included in the first nine months of 1995 were proceeds of $9.0 million related to the sale of the assets of the Company's Hampton Division and $23.5 million related to the sale of the Duke Power contract. Fixed asset additions were $0.4 million and $0.5 million in the first nine months of 1996 and 1995, respectively.

Cash used in financing activities totaled $1.8 million and $15.3 million in the first nine months of 1996 and 1995, respectively. Repayment of long-term debt amounted to $1.3 million and $11.8 million in the first nine months of 1996 and 1995, respectively.

The Company's consolidated cash and cash equivalents at September 30, 1996 totaled $5.4 million (including $3.7 million at WRI).
At December 31, 1995, cash and cash equivalents totaled $11.7 million (including $3.2 million at WRI). None of the Company's cash and cash equivalents was or is restricted as to use or disposition. See "Liquidity Outlook" section for additional information. The cash at WRI, an 80% owned subsidiary, is available to the Company only through dividends. In addition, the Company had restricted cash, which was not classified as cash and cash equivalents on the Company's Condensed Consolidated Balance Sheets, of $18.0 million at September 30, 1996 and at December 31, 1995. The $18.0 million is comprised of two items: a $10.0 million interest-bearing cash deposit account, which collateralizes the Company's outstanding surety bonds for its workers' compensation self-insurance programs; and $8.0 million invested in certificates of deposit at September 30, 1996 which is classified on the Company's Condensed Consolidated Balance Sheets as an Investment in Independent Power Projects. The $8.0 million in certificates of deposit represents cash proceeds which were transferred from debt reserve accounts of certain of the Company's independent power projects and were substituted with bank letters of credit. The cash proceeds are restricted as to use and were invested in certificates of deposit of the bank issuing the letters of credit. The certificates of deposit collateralize the letters of credit.




Liquidity Outlook

The major factor impacting the Company's liquidity outlook is its significant "heritage costs". These heritage costs consist primarily of cash payments for postretirement medical benefits, workers' compensation costs and UMWA pension benefits. The Company also is obligated for its own pension and pneumoconiosis benefits; however, both of these future obligations enjoy a funding surplus at present. The Company has ongoing cash expenditures in excess of $15.0 million per year for postretirement medical benefits which could continue over the next approximately 45 years. The Company has approximately $3.8 million per year of cash expenses for workers' compensation benefits which will decline to zero over the next 20 years. The Company is required under the national contract with the UMWA to make contributions based on hours worked or tons processed to the UMWA Retirement Funds with respect to unionized employees. These contributions are not currently material. However, since the retirement fund is a multiemployer plan, under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon partial or complete termination or withdrawal from the plan. The Company's liability for complete withdrawal is estimated to be approximately $17.8 million. The Company has not nor has there been a determination by the UMWA trustees that the Company has incurred a partial or complete withdrawal.

Under Federal law (the Coal Industry Retiree Health Benefit Act of 1992), the Company is required to provide postretirement medical benefits for UMWA miners by making premium payments into three benefit plans: (i) the UMWA Combined Benefit Fund (the "Combined Fund"), a multiemployer plan which benefits miners who retired before January 1, 1976 or who retired thereafter but whose last employer did not provide benefits pursuant to an operator-specific Individual Employer Plan ("IEP"), (ii) an IEP for miners who retired after January 1, 1976 and (iii) the 1992 UMWA Benefits Plan, a multiemployer plan which benefits (A) miners who were eligible to retire on February 1, 1993, who did retire on or before September 30, 1994 and whose former employers are no longer in business, (B) miners receiving benefits under an IEP whose former employer goes out of business and ceases to maintain the IEP, and (C) new spouses or new dependents of retirees in the Combined Fund who would be eligible for coverage thereunder but for the fact that the Combined Fund closed to new beneficiaries as of July 20, 1992. The premiums paid by the Company cover its own retirees, its current workforce and its allocated portion of the pool of retired miners whose previous employers have gone out of business.

The Company met all of its premium obligations through the end of 1995, but ceased paying the premiums to the Combined Fund in 1996. Prior to cessation, the Company made a proposal to the Combined Fund to defer these and a portion of its future premiums. The Company's current annual premiums to the Combined Fund are approximately $5.0 million.

As of July 9, 1996, the Company entered into an interim agreement with the Combined Fund, pursuant to which the Company was required to escrow $2.5 million, the amount of unpaid premiums to that date, and to make additional payments of $0.4 million per month beginning July 25, 1996 until the escrow account is terminated, as a precondition to negotiations toward a long-term agreement. Termination of this account will occur on November
29, 1996, as amended, unless a long term agreement is reached by November 14, 1996, or if a monthly payment is not made, or if the Company and the Combined Fund otherwise agree to terminate it, or if it is extended by mutual agreement. If the escrow account is terminated as a result of reaching November 14, 1996 without a long term agreement, or the failure to make a monthly payment, then the entire escrowed amount will be paid to the Combined Fund in satisfaction of the liability that has accrued through that date. If the Company and the Combined Fund agree to terminate the escrow account, then the disposition of the funds in the account will be determined at that time.

In addition, the Coal Industry Retiree Health Benefit Act of 1992 (the "Act") authorized the Trustees of the 1992 UMWA Benefit Plan ("the 1992 Plan") to implement security provisions pursuant to the Act. In 1995, the Trustees issued security provisions which give contributors to the Plan several options, all of which would require the Company to commit or restrict cash, for satisfying the Act's security requirements, and set the level of security to be provided by the Company at approximately $22.0 million. The Act required the security to be provided by January 1, 1996.

On August 21, 1996, the Company entered into an interim pledge agreement under which it pledged its stock in its affiliates, Westmoreland Energy, Inc., Westmoreland Resources, Inc., and Westmoreland Coal Sales Company, in place of the cash security requirements to the 1992 Plan and certain cash premium payments to the Combined Fund. The pledge agreement secures the Company's future obligations to the 1992 Plan. The pledge of stock also secures Combined Fund premiums to be paid into the escrow account as well as retroactive premiums for additional assigned beneficiaries expected to be assessed in the future. The pledge agreement provides that the pledged stock may be foreclosed upon if a long term agreement is not reached by November 29, 1996.
The Company is in continuing discussions with the 1992 Plan and the Combined Fund regarding an extension of this date as well as the long-term agreement itself.

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

The Company's current sources of cash flow, as described above, will not be sufficient by themselves to cover operating expenses and the Company's "heritage costs" on a long-term basis. Management of the Company believes that in order to meet ongoing cash requirements or restore the Company to profitability it may, among other things, have to acquire income-producing businesses and properties that can use the Company's substantial tax loss carryforwards and generate earnings and cash flow. Management of the Company has devoted significant time and effort to this strategy and several candidates have been preliminarily identified. WEI made a small acquisition in late 1995. The ability or time required to implement a successful acquisition strategy is impossible to estimate, and no assurances can be given that the Company can successfully implement the strategy or achieve long-term viability by means of it.

RESULTS OF OPERATIONS:

FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30,
1995

Revenues for the quarter ending September 30, 1996, were $17.5 million versus $23.8 million for the quarter ending September 30, 1995. The decline is attributable to active coal sales that took place in the Virginia Division during July and August of 1995 prior to the idling in September, 1995. Other than small amounts sold on behalf of contractors, there have been no coal sales in 1996 at the Virginia Division. Corona was acquired in October, 1995, and consequently there is no revenue for that entity during the quarter ending September 30, 1995.

Costs and expenses were $19.6 million for the quarter ending September 30, 1996, versus $36.4 million for the quarter ending September 30, 1995. The decline is due to the idling of the Virginia Division noted above and the curtailment of the costs of coal sold associated with the sales that took place in July and August, 1995. Heritage costs for the quarter ending September 30, 1996, are 25% lower than during the same period in 1995, because no workers' compensation expense has been recorded in 1996. The total expected obligation for future workers' compensation claims was actuarially determined and recorded at December 31, 1995, and no further expense is expected to be recognized. Selling and administrative expenses have declined due to downsizing and relocation of the corporate office in September, 1995.

The loss on idling of Eastern coal operations recorded in September, 1995, included charges for medical costs of $38.2 million, recognition of a UMWA pension withdrawal liability of $20.0 million, writedown of fixed assets of $18.9 million, severance and early retirement costs of $8.6 million and other costs totaling approximately $5.5 million. The Virginia Division also recognized a $23.5 million gain during the third quarter of 1995 from the early contract buyout of the Duke Power Coal Purchase Agreement. No costs associated with the idling of Eastern operations have been recorded in 1996.

Gains on sales of assets during the third quarter, 1996 include the sale of various facilities and mineral rights of the Virginia Division to Intrepid Coal Corp. No cash was included in the transaction, but approximately $2.2 million of reclamation and environmental obligations were assumed by Intrepid. The remaining gains resulted from the sale of various assets at the Virginia Division. No gains were reported during the third quarter ending September 30, 1995.

RESULTS OF OPERATIONS:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30,
1995

Revenues for the nine months ending September 30, 1996, were $50.1 million versus $112.7 million for the nine months ending September 30, 1995. The decline is attributable to active coal sales that took place in the Virginia Division during 1995 prior to the idling in September, 1995. Other than small amounts sold on behalf of contractors, there have been no coal sales in 1996 at the Virginia Division. Corona was acquired in October, 1995, and consequently there is no revenue for that entity during the nine months ending September 30, 1995.

Costs and expenses were $59.2 million for the nine months ending September 30, 1996, versus $144.5 million for the nine months ending September 30, 1995. The decline is due to the idling of the Virginia Division noted above and the curtailment of the costs of coal sold associated with sales that took place in 1995. Heritage costs as of September 30, 1996 are 29% lower than during the same period in 1995, because no workers' compensation expense has been recorded in 1996. The total expected obligation for future workers' compensation claims was actuarially determined and recorded at December 31, 1995, and no further expense is expected to be recognized. Selling and administrative expenses have declined due to downsizing and relocation of the corporate office in September, 1995.

The loss on idling of Eastern coal operations recorded in September, 1995, included charges for medical costs of $38.2 million, recognition of a UMWA pension withdrawal liability of $20.0 million, writedown of fixed assets of $18.9 million, severance and early retirement costs of $8.6 million and other costs totaling approximately $5.5 million. The Virginia Division also recognized a $23.5 million gain during the third quarter of 1995 from the early contract buyout of the Duke Power Coal Purchase Agreement. No costs associated with the idling of Eastern operations have been recorded in 1996.

Gains on sales of assets during the nine months ended September 30, 1996, include the January sale back to Ark Land of certain coal reserves held under lease from Ark for $2.4 million. In May, 1996, the Company relinquished to Penn Virginia Corp. certain coal reserves for a cash payment of $10.7 million. In addition, the Company obtained an 18 month option to purchase Penn Virginia's 16% interest in Westmoreland Resources for $3.0 million. As discussed in Note 2 the Company exercised its option in September 1996. The Company also sold its idled Wentz Complex to Stonega Mining and Processing and its idled Pine Branch Mining Inc. to Roaring Fork Mining Co. in non-cash transactions. Each purchaser assumed specific reclamation and other liabilities. In September, 1996, the Company sold various facilities and mineral rights of the Virginia Division to Intrepid Coal Corp. No cash was included in the transaction, but approximately $2.2 million of reclamation and environmental obligations were assumed by Intrepid. The remaining gains resulted from the sale of various assets at the Virginia Division.

In January, 1995, the Company sold the assets of its Hampton Division located in Boone and Logan Counties, West Virginia to Burco Resources Corp. and Wind River Resources Corp. and sold its Hampton Division mineral lease to the lessor, Penn Virginia, for $9.0 million in cash. The net proceeds to the Company were approximately $7.4 million after payments related to a capital lease. The elimination of this capital lease resulted in a further reduction of the Company's long term debt. In February, 1995, the Company sold the Virginia Division's Dump Train for cash of $0.95 million and the related gain on the sale was $0.43 million.

PART II - OTHER INFORMATION

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. The annual meeting of shareholders of Westmoreland was held on June 12, 1996. Proxies for the meeting were solicited pursuant to Section 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation. Two proposals were voted upon at the meeting.

A. The first proposal was to elect a Board of Directors, to which the issue of broker non-votes did not apply. The tabulation of the votes cast with respect to each of the nominees for election as a Director, in aggregate constituting the full Board of Directors, is set forth as follows:

       NAME              VOTES FOR         VOTES WITHHELD

Pemberton Hutchinson     7,957,889             130,006
Hutchinson

William R. Klaus         7,880,100             207,795

Christopher K. Seglem    7,963,119             124,776

Edwin E. Tuttle          7,883,311             240,584

James W. Sight           7,974,848             113,047

Thomas W. Ostrander      7,974,948             112,947

No nominee for election as a Director received less than 85.0% of the 9,265,328 shares of the Company's securities entitled to vote at the meeting, and no nominee received less than 97.4% of the votes cast at the meeting.

B.   The second proposal was to approve the adoption of the  1996
Directors' Stock Option Plan. The proposal was approved and the Plan was adopted. The tabulation of the votes is set forth as follows:

  Votes for    Votes Against   Abstentions     Broker Non-
                                                  votes

  4,931,312       526,957        116,515        2,513,111

The 4,931,312 shares of voting securities voted for adoption of the Plan represented 53.2% of the 9,265,328 shares of the Company's securities entitled to vote at the meeting, and 61.0% of the total shares cast with respect to the proposal, the latter calculation including abstentions and broker non-votes in the determination of the quorum.
2. A special meeting of holders of depositary shares of Westmoreland was held on September 11, 1996. The only proposal was to elect two directors to the Board of Directors. Each depositary share represents one-quarter share of Preferred Stock, the terms of which entitle the holders to elect two directors if the Company is in arrears on six or more Preferred Stock dividends. The tabulation of the votes cast with respect to each of the nominees for election as a Director is set forth as follows:

       NAME              VOTES FOR         VOTES WITHHELD

Robert E. Killen         2,014,782             66,130

James W. Sight           2,018,582             62,330

No nominee for election as a Director received less than 87.6% of the 2,300,000 shares of the Company's securities entitled to vote at the meeting, and no nominee received less than 96.8% of the votes cast at the meeting.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K


a)  Exhibit 27 - Financial Data Schedule.


b) On August 30, 1996, the Company filed a report on Form 8-K, announcing that it had reached an interim agreement with the UMWA
Combined Benefit Fund to provide security to the 1992 plan.

c) On October 1, 1996, the Company filed a report on Form 8-K, announcing that it had completed a non-cash transaction for the transfer of ownership of several of its Virginia Division operations which were idled July 31, 1995 to Intrepid Coal. The Company also announced that it had increased its ownership in Westmoreland Resources, Inc. from 60% to 80% through the completion of separate transactions with Morrison Knudsen and Penn Virginia Corporation.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WESTMORELAND COAL COMPANY




Date:  November  13, 1996       /s/ Robert J. Jaeger
                                _________________________________

                                Robert J. Jaeger
                                Senior Vice President - Finance,
                                Treasurer and Controller



                                 /s/ Larry W. Mikkola
                                _________________________________

                                Larry W. Mikkola
                                Assistant Controller