Form 10-K
period 1996-12-31
WESTMORELAND COAL CO
filed 1997-03-28
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
                           (Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           For the fiscal year ended December 31, 1996

                               OR

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       For the transition period from _______ to _______ .

                    Commission File No. 0-752

                    WESTMORELAND COAL COMPANY
         (Debtor-in-Possession as of December 23, 1996)
     (Exact name of registrant as specified in its charter)

           Delaware                              23-1128670
 ------------------------------              -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

14th Floor, 2 North Cascade Avenue, Colorado Springs, CO    80903
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (719)442-2600

   Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF STOCK EXCHANGE
TITLE OF EACH CLASS                             ON WHICH REGISTERED
Common Stock, par value $2.50
   per share
Depository Shares, each
   representing a one-quarter
   share of Series A
   Convertible Exchangeable
   Preferred Stock
Preferred Stock Purchase Rights

   Securities registered pursuant to Section 12(g) of the Act:

                                             NAME OF STOCK EXCHANGE
TITLE OF EACH CLASS                             ON WHICH REGISTERED
Series A Convertible
   Exchangeable Preferred
   Stock, par value
   $1.00 per share

<PAGE 2>
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.

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

                X
              -----
The aggregate market value of voting stock held by non-affiliates as of February 26, 1997 is estimated to be $19,266,000. Voting stock held by affiliates is designated as voting stock beneficially held by executive officers and directors and by holders of more than 10% of the outstanding voting stock.

There were 6,965,328 shares outstanding of the registrant's
Common Stock, $2.50 Par Value (the registrant's only class of common stock), as of February 26, 1997.

There were 2,300,000 depository shares, each representing one quarter of a share of the registrant's Preferred Stock, $0.25 Par
Value per depository share, outstanding as of February 26, 1997.

<PAGE 3>
PART I

ITEM 1 - BUSINESS

The Company's principal activities are: (i) the production and sale of coal from the Powder River Basin in Eastern Montana; (ii) the ownership of interests in cogeneration and other non-regulated independent power plants; (iii) the provision of repair and maintenance services to utilities and power projects; and
(iv) the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. Refer to Item 8 - Financial Statements and Supplementary Data for more information regarding the segments of the operations.

On December 23, 1996, the Company and four of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy
Court for the District of Colorado. These petitions are described more fully in Item 3-Legal Proceedings.


COAL OPERATIONS

COAL PRODUCTION

Through Westmoreland Resources, Inc. ("WRI"), the Company produces coal in the Powder River Basin in eastern Montana from reserves owned by the Crow Indians. Prior to the idling of its last eastern operation in the third quarter of 1995, the Virginia Division and a wholly-owned subsidiary, Pine Branch Mining Incorporated ("Pine Branch") produced coal on 60,000 acres of reserves located in Virginia and Kentucky. Limited production by subcontractors and sublessees continues.

WESTMORELAND RESOURCES, INC. WRI is 80% owned by the Company and 20% by Morrison Knudsen Corporation who also mines the coal on a contract basis. It operates one large surface mine on approximately 15,000 acres of subbituminous coal reserves in the Powder River Basin. WRI shipped 4,668,000 tons, 4,426,000 tons, and 4,364,000 tons of coal in 1996, 1995 and 1994, respectively. The Company received cash dividends from WRI of $2,222,000, $1,650,000 and $1,500,000 in 1996, 1995 and 1994, respectively.
Transportation is arranged and charges are paid by WRI's customers.

VIRGINIA DIVISION. The Company's remaining Virginia Division operations, all of which are idled, include one mine, one
preparation plant and one transloading facility.   The Virginia
Division shipped 553,000 tons, 2,007,000 tons, and 4,512,000 tons of coal in 1996, 1995 and 1994, respectively, including coal produced by independent contractors and purchased coal. The Company idled the Virginia Division in 1995, has sold various assets during 1996, and is currently maintaining the remaining assets on a standby basis. The Company continues to seek buyers and/or operators for its remaining Virginia Division assets. Asset sales in 1996 resulted in proceeds of approximately $19,291,000. Additional asset sales could result in further recoveries.

<PAGE 4>
The following tables show, for each of the past five years, tons sold and revenues derived from Company and unaffiliated production as well as revenues from domestic and export activities. Included in Company tonnages below are amounts purchased from non-Company properties, but processed through Company-owned facilities.


               Coal Sales in Tons (tons in 000's)
                                     Company         Sold for
     Year             Total         Produced          Others
    ------           -------       ----------       ----------
     1996             5,221           4,668             553
     1995             7,063           6,590             473
     1994            14,815          12,031           2,784
     1993            16,687          11,551           5,136
     1992            19,380          11,774           7,606


                  Coal Revenues ($'s in 000's)
                                     Company         Sold for
     Year             Total         Produced          Others
    ------          ---------      ----------       ----------
     1996             44,152          32,554          11,598
     1995            111,303          95,181          16,122
     1994            370,166         286,970          83,196
     1993            465,256         307,468         157,788
     1992            536,289         309,243         227,046


                  Coal Revenues ($'s in 000's)
     Year             Total         Domestic          Export
    ------          ---------      ----------        --------
     1996             44,152          44,152              -
     1995            111,303         111,303              -
     1994            370,166         340,489          29,677
     1993            465,256         365,429          99,827
     1992            536,289         399,130         137,159


Approximately 89% of the tonnage sold by the Company in 1996 was pursuant to contracts at WRI calling for deliveries over a period longer than one year ("long-term contracts"). The table below presents total sales tonnage and the amount of coal tonnage sold under long-term contracts for the last five years:

                                       Sales Under Long-Term
  Total Sales Tonnage (000s)          Contracts Tons (000s) %
-----------------------------        -------------------------
     1996            5,221              4,657           89%
     1995            7,063              4,206           60%
     1994           14,815             11,981           81%
     1993           16,687             12,774           77%
     1992           19,380             13,867           72%

WRI's customers accounted for $32,554,000 in coal revenues in 1996 from the sale of 4,668,000 tons of coal, which represent 67% of the Company's total 1996 coal revenues and 89% of the Company's total tons sold in 1996.

<PAGE 5>
The next table presents total sales tonnage the Company expects to ship under existing long-term contracts for the next five years from the Company's mining operations (all from WRI):


                  Projected Sales Tonnage Under
                   Existing Long-Term Contracts
                              (000s)
                --------------------------------
                       1997            5,500
                       1998            5,200
                       1999            5,200
                       2000            5,200
                       2001            3,200


In 1996, the three largest customers of the Company accounted for
50% of its coal revenues.   Northern States Power, Midwest Energy
Resources, Co. and Western Fuels Association accounted for 30%, 10% and 10%, respectively, of the Company's coal revenues. No other customer accounted for as much as 10% of the Company's 1996 coal revenues. The long-term contract with WRI's largest customer, Northern States Power, expires in 2005 and accounted for 52% of the tons sold in 1996.

WRI has also entered into an option agreement with Northern States Power whereby it has agreed to sell up to an additional 200,000,000 tons of coal through December 31, 2005. As compensation for granting the option, WRI receives 1 1/4 cents, payable quarterly (with applicable price adjustments) for each optioned ton. The option may be exercised at any time in whole or in part through December 31, 2005. If exercised, the sales price will be based on the market price at the time the option is exercised. WRI recorded income totaling $3,067,000, $3,014,000 and $2,961,000 during 1996, 1995 and 1994 respectively, relative to the option agreement. No coal has been delivered under the option agreement.

INDEPENDENT POWER OPERATIONS

Westmoreland Energy, Inc. ("WEI") is engaged owns and manages interests in independent power projects. WEI, through various subsidiaries, has interests in eight such power projects, all of which are currently operational. The Roanoke Valley II project ("ROVA II" or "ROVA II Project") became operational during 1995. Refer to Note 5 of the Consolidated Financial Statements for additional information concerning WEI, including specific project operational statistics.

Independent power projects sell electricity through long term power contracts to either utilities, or in some cases, to large industrial users. There are three types of independent power projects: cogeneration projects which provide two types of useful energy (e.g., electricity and steam) sequentially from a single primary fuel (e.g., coal); small power producers which utilize waste, biomass or other renewable resources as fuel; and exempt wholesale generators ("EWG") which provide electrical energy without the requirement to sell thermal energy or use waste or renewables as fuel sources. WEI has invested in projects that provide two types of useful energy sequentially from a single primary fuel and in projects that are exempt wholesale generators. The key elements of an independent power project are a long-term contract for the sale of electricity, long-term contracts for the fuel supply, a suitable site, required permits and project financing. Cogeneration projects require another long-term contract for the sale of the steam or other thermal energy. The economic benefits of cogeneration can be substantial because, in addition to generating electricity, a significant portion of the energy is used to produce steam or high temperature water (thermal energy) for industrial processes. Electricity is sold to utilities and in certain situations, to end-users of electrical power, including large industrial facilities. Thermal energy from the cogeneration plant is sold to commercial enterprises and other institutions. Large industrial users of thermal energy include plants in the chemical processing, petroleum refining, food processing, pharmaceutical, pulp and paper industries.

<PAGE 6>
The demand for power generated by cogeneration and other independent power plants was originally fostered by the energy crisis of the 1970's, which led to the enactment of legislation that encouraged companies to enter the industry by reducing regulatory requirements and facilitating the sale of electricity to utilities. A great many did so and many projects have been built. This along with various market developments, has dramatically limited the number and quality of remaining opportunities in the United States. First, the demand for electrical power has not reached initial projections, resulting in excess supply and severe downward pressure on generation and prices. Second, public and regulatory policy has now reshifted its focus to open competitive power markets. Such changes threaten projects which are not cost competitive. Third, as utilities have consolidated and otherwise positioned themselves to address these events, they have become even more hostile and aggressive toward independent power operators, other than their own unregulated subsidiaries. While these factors have not impacted WEI's projects, the Company believes the domestic independent power market has matured and will offer extremely limited opportunities for the development of new projects in the near future. Most independent power producers are now primarily focused on the international market place, in such places as China and India, for development. The very large capital demands, lengthy development periods, and substantial "out of country" risks make such opportunities unattractive to the Company at this time. As a result, the Company has made a strategic decision to focus its efforts on maximizing the cash return on its existing investments.

REPAIR AND MAINTENANCE SERVICES

On October 31, 1995, WEI, through its newly formed subsidiary, Westmoreland-Corona, Inc., acquired The Corona Group Inc. ("Corona"). Corona and its subsidiaries offer technical repair and maintenance services to the power generating industry, including utilities, cogeneration facilities and independent power producers. Corona's specialty consists of on-site repair, reconditioning and upgrade services relating to turbine generators. Corona is subject to a competitive bidding process for substantially all work it performs. The majority of Corona's contracts are short-term and on a fixed-fee basis.

TERMINAL OPERATIONS

Westmoreland Terminal Company, a wholly-owned subsidiary of the Company, owns a 20% interest in Dominion Terminal Associates ("DTA"), the owner of a coal storage and vessel-loading facility in Newport News, Virginia. DTA's annual throughput capacity is 22,000,000 tons, with a ground storage capacity of 1,700,000 tons. In 1996, DTA loaded 16,444,000 tons, including 3,278,000 tons for the Company. Prior to 1995, the terminal was utilized by the Company for most of its coal exporting and intracoastal business. Presently, the Company leases ground storage space and vessel-loading capacity and facilities to others. Refer to Note 6 of the Consolidated Financial Statements for further information regarding DTA.

<PAGE 7>
GENERAL

EMPLOYEES AND LABOR RELATIONS

The Company, including subsidiaries, employed 70 people on December 31, 1996 compared with 137 on December 31, 1995.
Included in these figures are 10 employees represented by the United Mine Workers of America ("UMWA") at December 31, 1996, as compared to 21 such employees at December 31, 1995.

The Independent Bituminous Coal Bargaining Alliance ("IBCBA"), an alliance of four coal companies, including Westmoreland Coal Company, was formed in 1992 to negotiate a wage agreement with the UMWA which became effective on December 16, 1993 (the "1993 Agreement"). The effect of the UMWA contract in the future should be minimal due to the relatively small number of covered employees.

COMPETITION

The coal industry is highly competitive and the Company competes (principally on price and quality of coal) with many other coal producers of all sizes. The Company's production accounted for less than 1% of coal production in the United States in 1996. Coal-fired generation was responsible for nearly 60% of all electricity generated within the United States in 1996.

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

The Company's independent power operations face substantial competition with respect to the development of new cogeneration projects from unregulated affiliates of utility companies, affiliates of fuel and equipment suppliers and other independent developers. The Company has curtailed development efforts in independent power and is now focused on maximizing returns on its existing assets.

The Company's repair and maintenance service operations are subject to substantial competition from other similar service providers and original equipment manufacturers ("OEM's"). OEM's have the ability to market and contract for repairs and maintenance services at the time they sell the original equipment.

Westmoreland Terminal Company is subject to competition from not only domestic providers of coal transloading services but from international competitors as well. A significant portion of the coal shipped from DTA is exported to foreign locations. Coal suppliers from Australia, China, Indonesia and a number of other international suppliers provide similar services.

<PAGE 8>
MINING SAFETY AND HEALTH LEGISLATION

The Company is subject to state and federal legislation including the Federal Coal Mine Safety and Health Act of 1969 and the 1977 Amendments thereto, which prescribes mining health and safety standards. In addition to authorizing fines and other penalties for violations, the Act empowers the Mine Safety and Health Administration to suspend or halt offending operations.

ENERGY REGULATION

WEI's cogeneration operations are subject to the provisions of various laws and regulations, including the federal Public Utilities Regulatory Policies Act of 1978 ("PURPA"). PURPA provides qualifying cogeneration facility status ("QF") to operations such as some of WEI's, which allows those facilities to operate with certain exemptions from substantial federal and state regulation, including regulation of the rates at which electricity can be sold.

The most significant recent change in energy regulation was the passage of the National Energy Policy Act of 1992 ("EP Act"). Companies can now apply for Exempt Wholesale Generator ("EWG") status with the Federal Energy Regulatory Commission ("FERC").
An EWG project can provide electrical energy without the requirement to sell thermal energy to a user. The EP Act permits an EWG project to also be a QF project. An EWG that is not a QF project must have its power rates approved. An EWG project that is a QF project can receive avoided cost rates that are not subject to approval by FERC. At both the national and State level, there is an ongoing debate about removing regulatory constraints and allowing competition and market forces to determine the price of electricity. Two separate proposed bills, calling for deregulation of the traditional utility monopolies, are pending in the U.S. Congress. In addition, various states, including Virginia and New York, are either studying or moving toward a deregulated electric generation and distribution market place. The direction this public debate will take and its ultimate outcome are at this time undefined. It seems clear, however, that there will be some form of deregulation but the extent and timing of those decisions is not yet predictable.

PROTECTION OF THE ENVIRONMENT

MINING OPERATIONS. The Company believes its mining operations are substantially in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. WRI has an agreement with its mining contractor, Morrison Knudsen Company, Inc. (a stockholder), which determines the Company's maximum liability for reclamation costs associated with final mine closure. The agreement calls for the Company to pay approximately $1,700,000 over a 15 year period which began in December 1990. All remaining liability is that of customers who are obligated to pay final reclamation costs under provisions of their respective coal sales contracts. The Company maintains compliance primarily through maintenance and monitoring following initial compliance activities. Actual cash paid to perform reclamation in 1996 amounted to $38,000 and was for only Virginia. The Company made a $110,000 charge against earnings for reclamation during 1996. Reclamation fees imposed by the Federal Surface Mining Control and Reclamation Act of 1977 (the "Surface Mining Act") at WRI amounted to approximately $1,634,000, $1,538,000 and $1,514,000 in 1996, 1995 and 1994,
respectively. Reclamation fees incurred at the Virginia Division amounted to $73,000, $217,000, and $900,000 in 1996, 1995 and
1994, respectively.

<PAGE 9>
The Company projects that charges for maintenance and monitoring activities to meet environmental requirements for operations it continues to own will be minimal in 1997 due to the idle status of Eastern operations. The reduction in overall charges, exclusive of idling costs for environmental purposes, is largely due to the asset dispositions that took place in 1994, 1995 and during 1996, pursuant to which the buyers assumed reclamation and environmental liabilities. Future costs could change either to reflect the impact of new regulations or because presently unforeseeable conditions may be imposed on future mining permits.

The Surface Mining Act regulations set forth standards, limitations and requirements for surface mining operations and for the surface effects of underground mining operations. Under the regulatory scheme contemplated by the Surface Mining Act, the Federal Office of Surface Mining ("OSM") issued regulations which set the minimum standards to which State agencies concerned with the regulation of coal mining must adhere. States that wish to regulate such coal mining must present their regulatory plans to OSM for approval. Once a State plan receives final approval, the State agency has primary regulatory authority over mining within the State, and OSM acts principally in a supervisory role. State agencies may impose standards more stringent than those required by OSM. The two states in which the Company currently has mining operations, active or idle, Montana and Virginia, have submitted regulatory plans to OSM, and these plans have received final approval. There would be potential liability to the Company in the event it, or any of its previous independent contractors, failed to satisfy the obligations created by the Surface Mining Act. Failure to comply with the Surface Mining Act could result in the Company having its existing permits revoked or applications for new permits or permit modifications blocked.

In the event final reclamation is not performed in accordance with State and Federal regulations, the Company has $12,000,000 and $6,481,000 of reclamation bonds in place in Montana and Virginia, respectively, to assure compliance with all applicable regulations.

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

The 1990 Amendments allow utilities the freedom to choose the manner in which they will achieve compliance with the required emission standards, including switching to lower sulfur coal, scrubbing and using SO2 credit allowances. The Company currently anticipates little or no impact on its operations from the ozone non-attainment and air toxic provisions of the 1990 Amendments because the vast majority of WRI's customers currently use scrubber facilities or blend with other coals that allow for compliance with all applicable standards.

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

<PAGE 10>
The Clean Air Act and the 1990 Amendments contain provisions that regulate the amount of sulfur dioxide and nitrogen oxides that may be emitted by a project. Most of the projects in which WEI has investments are fueled by low sulfur coal and are not expected to be significantly affected by the acid rain provisions of the 1990 Amendments. New domestic projects will be required to obtain allowance offsets for SO2 emissions if they do not meet emission standards.

DOMINION TERMINAL ASSOCIATES. DTA is responsible for complying with certain state and federal environmental laws and regulations particularly those affecting air and water quality. DTA has employees on its staff who are responsible for assuring that it is in compliance with all laws and regulations. In the event that DTA failed to comply with applicable laws and regulations, the Company may be responsible for its 20% share of any loss incurred as a result of non-compliance.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. The Company's assets are, and for each of the last three years have been, located entirely with the United States. The Company last made export sales in 1994. All of such sales were to unaffiliated customers.

ITEM 2 - PROPERTIES

As of December 31, 1996, the Company owned or leased coal properties located in Montana and Virginia. The Company's estimated demonstrated reserves in owned or leased property on December 31, 1996 in Montana were 648,346,000 tons and in Virginia were 8,144,000 tons. Properties located in Montana are leased by WRI from the Crow Tribe of Indians and run to exhaustion. Nearly all of the Company's remaining eastern reserves are leased from others including 6,282,000 tons under lease from Penn Virginia Resources Corporation, a wholly-owned subsidiary of Penn Virginia Corporation ("Penn Virginia"), which owned a 10.85% voting interest in the Company at December 31, 1996. All leases with Penn Virginia run to exhaustion of the coal reserves. The balance of the Company's leases are for varying terms, including to exhaustion. Certain reserves are
owned in fee.    In May 1996, the Company relinquished back to
Penn Virginia Resources Corporation 262,411,000 tons of coal reserves as part of a sale of Virginia Division assets. In January 1995, as part of its sale of the Hampton Division, the Company sold back coal reserve leases in West Virginia (the Hampton Division) of 62,875,000 tons to the lessor, Penn Virginia. These reserves consisted of 8,091,000 tons of demonstrated reserves and the balance were Unassigned Uneconomic reserves.

The following table shows the Company's estimated demonstrated coal reserve base and production in 1996. The term "demonstrated coal reserve base" is as defined in the "Coal Resource Classification System of the U.S. Geological Survey" (Circular
891). This represents the sum of the measured and indicated reserve bases and includes assigned and unassigned economic reserves. There are no unassigned economic reserves in the reserve base.

<PAGE 11>
       Summary of Demonstrated Coal Reserve Base and Production Tons
                        as of December 31, 1996
                            (in thousands)

                                                                     Total
                                                              Demonstrated
                      1996     Sulfur   Assigned  Unassigned  Coal Reserve
                Production        (1)        (2)    Economic          Base
--------------------------------------------------------------------------
Western Operations
Montana Steam       4,668        .64    648,346           -        648,346

Eastern Operations
Virginia Steam        553  1.05/1.24      8,144           -          8,144

Total All
Operations          5,221               656,490           -        656,490

(1)Percent Sulfur applies to the 1996 production tonnages.
(2)Assigned tonnages are legally recoverable through existing facilities based on current mining plans with current technology and the Company's infrastructure.

Coal reserves in Montana represent recoverable tonnage held under the terms of the Crow Tribe Lease, as amended in 1982, and other minor leases. These reserves are located in Big Horn County, Montana and are accessible via Interstate Highway 90. Transportation is arranged and charges are paid by WRI's customers. These reserves were estimated to be 799,803,000 tons as of January 1, 1980 based principally upon a report by independent consulting geologists, prepared in February 1980.
The reserves consist of two main seams and a stray seam between the upper and lower main seams. Currently, the upper seam, with estimated assigned reserves of 239,000,000 tons, is the only seam being mined due to a quality modification required by a significant customer. Annually, estimated remaining recoverable reserves are reduced by production in the upper main seam and by the amount of reserves in the lower and stray seams bypassed after mining the upper main seam.

Estimates of reserves in Virginia are based mainly upon yearly evaluations made by the Company's professional engineers and geologists. The Company periodically modifies estimates of reserves under lease which may increase or decrease previously reported amounts. The reserve evaluations are based on new information developed by bore-hole drilling, examination of outcrops, acquisitions, dispositions, production, changes in mining methods, abandonments and other information. In addition to the coal reserves mentioned above, as of December 31, 1996 the Company owns coal preparation and loading facilities in Virginia. WRI owns and operates a dragline and coal crushing and loading facilities at its mine in Montana.

ITEM 3 - LEGAL PROCEEDINGS

On December 23, 1996 Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company (the "Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. The Debtor Corporations are operating their respective activities as debtors in possession pursuant to provisions of the Bankruptcy Code. The Company anticipates proposing a plan of reorganization for these entities pursuant to Chapter 11 of the Bankruptcy Code.

Under Chapter 11, actions against the Debtor Corporations are automatically stayed if a claim arose or is based upon events that occurred on or before the petition date.

<PAGE 12>
Westmoreland Energy, Inc.

WEI owns a 50% partnership interest in Westmoreland-LG&E Partners ("WLP") (the "ROVA Partnership"). The ROVA Partnership's principal customer, Virginia Power, contracted to purchase the electricity generated by ROVA I under a long-term contract. In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of the provisions of the contract dealing with the payment of the capacity purchase price when the facility experiences a "forced outage" day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The ROVA Partnership believes that the customer is required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated annual number of allowed days. The customer asserts that it is not required to do so.

From May 1994 through December 1996, Virginia Power withheld approximately $12,000,000 of these capacity payments during periods of forced outages. To date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, WLP filed a complaint against Virginia Power seeking damages of at least $5,700,000, contending that Virginia Power breached the power purchase agreement in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the court granted this motion. WLP filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss WLP's amended complaint. In November 1995, Virginia Power filed with the court a motion for summary judgment, and a hearing on the motion was held in early December 1995. In late January 1996, the court denied Virginia Power's motion for summary judgment. Virginia Power filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted the Virginia Power's second summary judgment motion and effectively dismissed the complaint. The ROVA partnership has appealed the Court's decision granting summary judgment. The matter is on appeal to the Virginia Supreme Court. It has been briefed and is awaiting argument. Regardless of the outcome, the Company believes ROVA I will continue to operate profitable and generate positive cash flows.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

<PAGE 13>
PART II

ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

In 1996, 1995, and 1994, the Company made no sales of its securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), except for issuances of common stock under section 4(2) of the Securities Act of 1933, as amended, to present and former Directors in lieu director's fees as follows: 905 shares to Edwin E. Tuttle on December 16, 1994; 3,797 shares to Governor A. Linwood Holton, Jr. on January 13, 1995; and 2,181 to each of Thomas W. Ostrander and Edwin E. Tuttle on December 18, 1995.

MARKET INFORMATION ON CAPITAL STOCK

PRICE RANGE:

The following table shows the range of prices for the Common Stock and Preferred Stock of the Company on the New York Stock Exchange for the calendar quarters indicated. Trading was halted on 12/23/96 by the NYSE and 4th quarter low closing prices reflect the price of the stock at the time of the halt. At the date of the filing of this From 10-K, there is no public trading market for the Common Stock or the Preferred Stock.


                                  Closing Prices
                          Common Stock     Preferred Stock
                          --------------------------------
                          High      Low      High     Low
                          --------------------------------
     1995
     First Quarter       6 5/8     4 1/2    18 1/4  14 1/2
     Second Quarter      5 1/4     4 3/4    14 5/8    12
     Third Quarter       4 1/2     2 3/4    13 1/4   9 1/8
     Fourth Quarter      3 5/8     2 1/2    10 1/8     6

     1996
     First Quarter       3 5/8     2 1/2    7 7/8    6 1/4
     Second Quarter      4 1/4     2 3/4    12 7/8   7 1/2
     Third Quarter       3 1/2     2 3/4    9 3/4    8 3/4
     Fourth Quarter      3 3/8       1        10     6 3/8


APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS:

                              Number of Record Holders
        Title of Class        (as of February 26, 1997)
        -----------------------------------------------
        Common Stock
        ($2.50 par value)               1,832

        Preferred Stock
        ($1.00 par value)                72

<PAGE 14>
DIVIDENDS:

After obtaining a waiver to its 1977 Loan Agreement, the Company declared and paid an $.08 dividend on Common Stock in each of the four quarters of 1992. On January 26, 1993 the Company announced that the regular quarterly dividend of $.08 per share of common stock payable for the first quarter of 1993 would be suspended and has not been resumed. Common stock dividend payments may not be declared until the preferred stock dividends that are in arrears are made current.

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements of the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. The preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. Common stock dividend payments were not permitted under covenants contained by the Company's loan agreements from January 1993 through December 22, 1994. Further payment of common stock dividends is not permitted until the preferred stock dividends that are in arrears are made current. The nine quarterly dividends which are in arrears (those dividends whose payment dates would have been July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1, 1996 and January
1, 1997) amount to $10,997,000 in the aggregate ($19.13 per preferred share).

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or
(2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at December 31, 1996 of $237,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States
Bankruptcy Code, the Company is prohibited from paying dividends, either common or preferred. The Company's Board of Directors will continue to review the payment of quarterly dividends, both common and preferred, as well as the nine preferred stock dividends which are in arrears, in light of the above restrictions and the Company's ongoing circumstances.


<PAGE 15>
ITEM 6 -   SELECTED FINANCIAL DATA

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
FIVE YEAR REVIEW

                                     1996(1)      1995*      1994*      1993*      1992*
        CONSOLIDATED INCOME
        STATEMENTS
        (in thousands)
        Revenue
           - Coal                  $  44,152  $ 109,114  $ 368,715  $ 465,256  $ 536,289
           - Independent Power        25,157     18,523      5,443      4,642      4,679
              and other
        --------------------------------------------------------------------------------
           Total revenues             69,309    127,637    374,158    469,898    540,968
        Cost and expenses            (83,593)  (156,574)  (391,476)  (485,878)  (574,614)
        Unusual charges (credits)    (11,896)    66,623     (2,100)    79,250          -
        --------------------------------------------------------------------------------
        Operating loss                (2,388)   (95,560)   (15,218)   (95,230)   (33,646)

        Gains on the sales of assets  24,238      9,088     41,130      2,000          - -
        Interest expense                 400      1,164      5,425      4,936      4,164
        Interest and other income      3,986      4,106      2,540      2,755      1,824
        --------------------------------------------------------------------------------
        Income (loss) before
         income taxes, minority
         interest and cumulative
         effect of change in
         accounting principle         25,436    (83,530)    23,027    (95,411)   (35,986)
        Income taxes                    (575)    (1,488)    (2,291)    (1,487)    (3,495)
        Minority interest               (890)    (1,368)      (583)      (748)    (1,543)
        Cumulative effect of change
         in accounting for
         pneumoconiosis benefits      14,372          -          -          -          -
        --------------------------------------------------------------------------------
        Net income (loss)             38,343    (86,386)    20,153    (97,646)   (41,024)
        Less preferred stock
        dividends:
           Declared                        -      2,444      1,222      4,888      2,362
           In arrears                  4,888      2,444      3,666          -          -
        --------------------------------------------------------------------------------
        Net income (loss) applicable
         to common shareholders       33,455    (91,274)    15,265   (102,534)   (43,386)

        --------------------------------------------------------------------------------

        COMMON STOCK INFORMATION
        (in thousands except per share data)

        Net income (loss) per
         share applicable to common
         shareholders              $    4.80  $  (13.11)  $    2.19  $  (14.74)  $   (5.68)

        Dividends declared per
         common share              $       -  $       -   $       -  $       -   $     .32

        Weighted average number
         of common and common
         equivalent shares             6,965      6,965       6,956      6,954       7,635

        ----------------------------------------------------------------------------------

        BALANCE SHEET DATA
        (in thousands)

        Working capital (deficit)  $  10,185  $ (16,458)  $  (1,481) $  (6,839)   $ 33,650
        Net property, plant and
         equipment                    42,700     59,868      89,728    146,450     204,051
        Total assets                 153,971    167,107     229,739    265,498     324,625
        Total debt                     1,324      4,593      15,931     44,034      53,191
        Shareholders' equity
         (deficit)                       237    (38,106)     50,724     31,790     134,477

* Certain amounts have been reclassified to conform with current classifications.

<PAGE 16>
(1) On December 23, 1996, Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company (the "Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. The Debtor Corporations are in possession of their respective properties and assets and are operating as debtors in possession pursuant to provisions of the Bankruptcy Code. The Company anticipates proposing a plan of reorganization for these entities pursuant to Chapter 11 of the Bankruptcy Code. Refer to Note 1 to the Consolidated Financial Statements for further details.


ITEM 7 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

BANKRUPTCY PROCEEDING

Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company ("the Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on December 23, 1996. The Debtor Corporations are in possession of their respective properties and assets and are operating as debtors in possession pursuant to provisions of the Bankruptcy Code.

Recognizing that it would not be able to meet its retiree benefit obligations to the United Mine Workers of America Pension and Benefit Funds ("the Funds") on a current basis, Westmoreland initiated discussions with the Funds in November 1995. The Company submitted several proposals. After the Funds failed to accept any of Westmoreland's proposals and offered no realistic counter proposals, the Company made the decision to file for protection under Chapter 11 of the United States Bankruptcy Code to protect the Company's value from the demands of the Funds.

The Company believes that cash generated from existing operations and the proceeds from the sale of its non-operating assets are not sufficient to meet these Fund liabilities and that substantial value would be lost if the Company liquidated, specifically, that of its tax loss carryforwards.

The Chapter 11 filings raise substantial doubt about the Company's ability to continue as a going concern. However, the Consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all of the consequences of the ongoing Chapter 11 reorganization cases. Specifically, the consolidated financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization cases or the effect of any changes which may be made in connection with the Debtor Corporations' capitalization or operations resulting from a plan of reorganization. The Debtor Corporations have not filed a plan of reorganization as of this date, but expect to file one in the near term. No assurances can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

<PAGE 17>
Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $14,949,000 in 1996. Cash provided from operating activities totaled $8,174,000 and
$13,622,000 in 1995 and 1994, respectively.    The reduction in
cash provided by operations in 1996 as compared to 1995 is principally due to the curtailment of eastern mining operations. The reduction of cash provided by operations in 1995 as compared to 1994 is mainly attributable to operating losses of $24,359,000 for the first nine months of 1995 and idling costs for the remainder of 1995 for the Virginia division. The Company received $23,503,000 from the sale of a coal contract in 1995.

Cash provided from investing activities in 1996, 1995 and 1994 was $14,684,000, $1,868,000 and $43,886,000, respectively. The
Company received $19,689,000 from the sale of various Virginia Division assets in 1996. Offsetting these cash inflows was a cash outlay of $4,200,000 for the increase in the investment in WRI. The Company received $10,131,000 from the disposition of various assets, mainly the Hampton Division, and $3,145,000 in note payments in 1995. Offsetting this cash inflow in 1995 were cash investments relating to equity commitments for a cogeneration project of $4,611,000, acquisitions of $2,771,000 and fixed asset additions of $2,923,000. In 1994, the Company received cash of $74,375,000 from the sale of Kentucky Criterion. Offsetting this cash inflow was a cash payment of $23,178,000 relating to equity funding of independent power projects.

Cash used in financing activities in 1996, 1995 and 1994 totaled $2,655,000, $13,784,000, and $66,317,000, respectively. Cash used in 1996 primarily related to the repayment of debt. Cash used in 1995 included $10,240,000 relating to the repayment of debt and $2,444,000 in preferred stock dividends. Cash used in 1994 included $28,103,000 for the repayment of long-term debt and $26,560,000 for the purchase of Dominion Terminal Associates bonds.

Consolidated cash and cash equivalents at December 31, 1996 totaled $8,791,000. As a result of the Chapter 11 bankruptcy filings, each filed subsidiary is responsible for its own cash management and the Company is not allowed to consolidate the individual cash balances. As of December 31, 1996, the cash balances at the filed subsidiaries were: Westmoreland Resources, Inc. ("WRI") - $3,095,000; Westmoreland Coal Sales Company - $26,000; Westmoreland Terminal Company - $403,000; and Westmoreland Energy, Inc. - $1,701,000. The cash balance for Westmoreland Coal Company was $3,028,000. At December 31, 1995, cash and cash equivalents totaled $11,711,000 (including $3,213,000 at WRI). The Company's cash and cash equivalents are not restricted as to use or disposition under the normal course of business, except for the bankruptcy restrictions. The cash at WRI, an 80%-owned subsidiary, is available to the Company only through dividends. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of
$17,960,000 at December 31, 1996 and 1995.   The $17,960,000 is
comprised of two items: a $9,960,000 interest-bearing cash deposit account, which collateralizes the Company's outstanding surety bonds for its workers' compensation self-insurance programs and $8,000,000 invested in certificates of deposit which is classified as an Investment in Independent Power Projects at December 31, 1996. The $8,000,000 in certificates of deposit represents cash proceeds which were transferred from debt reserve accounts of certain of the Company's independent power projects and for which bank letters of credit were substituted. The cash proceeds are restricted as to use and were invested in certificates of deposit of the bank issuing the letters of credit. The certificates of deposit collateralize the letters of credit.

<PAGE 18>
Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements entered into with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of the recognition of losses related to the idling of the Virginia division and the resulting shareholders' deficit. The nine quarterly dividends which are in arrears (those dividends whose payment dates would have been July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1, 1996 and January
1, 1997) amount to $10,997,000 in the aggregate ($19.13 per preferred share).

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or
(2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits for the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at December 31, 1996 of $237,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States
Bankruptcy Code, the Company is prohibited from paying dividends, either common or preferred. The Company's Board of Directors will continue to review the payment of quarterly dividends, both common and preferred, as well as the nine preferred stock dividends which are in arrears, in light of the above restrictions and the Company's ongoing circumstances.

<PAGE 19>
RESULTS OF OPERATIONS
1996 COMPARED TO 1995

COAL OPERATIONS. Coal revenues for 1996 were $44,152,000 as compared to $109,114,000 in 1995. This reduction is attributable to the fact that there were no coal sales from the Virginia Division in 1996 as a result of the idling of that division in
September 1995.   Expenses associated with the coal sales also
decreased. The gross margin for coal sales in 1996 remained comparable to 1995 except for ongoing idle costs at the Virginia Division which continued in 1996.

INDEPENDENT POWER OPERATIONS. Equity in earnings and development fees for the independent power operations in 1996 was $15,335,000 compared to $16,968,000 in 1995.

SERVICES. Revenues for the service segment increased to $8,995,000 in 1996 from $2,637,000 in 1995. This increase reflects the fact that Corona was acquired in October 1995, and consequently there was little revenue for the first nine months of 1995 for this segment. For 1996 compared to 1995, there was an increase in the gross margin of $1,346,000. This increase is attributable to increased revenue, which absorbed more fixed costs.

TERMINAL OPERATIONS. For 1996 there was an increase in the equity in earnings of DTA of $1,909,000 as compared to 1995. This increase is a result of an increase in the throughput tonnage for the terminal. The per ton charge for the throughput in 1996 was comparable to 1995.

Heritage costs for 1996 are lower than in 1995. The Company was no longer self-insured for workers' compensation benefits as of January 1, 1996 and no workers' compensation expense was recorded in 1996 . The total expected obligation for all future workers' compensation expense claims was actuarially determined and recorded at December 31, 1995. Selling and administrative expenses have declined due to downsizing and relocation of the corporate office in September 1995.

In 1996, the Company recorded unusual credits of $11,896,000 for the adjustment of accrued postretirement medical benefits of $5,896,000 charged when the Hampton Division which was sold in 1995, and an adjustment of $6,000,000 related to an updated actuarial valuation of the UMWA pension withdrawal liability. The unusual charges recorded in September 1995 related to the idling of the Virginia Division. The Virginia Division also recognized a $23,500,000 gain during the third quarter of 1995 from the early contract buyout of the Duke Power Coal Purchase Agreement.

During 1996, the Company realized proceeds of $19,800,000 from the sale of Virginia Division assets in nine separate transactions. The gain on these transactions was $24,043,000 which included $5,224,000 in reclamation obligations that were assumed by the various purchasers. In January 1995, the Company sold the assets of its Hampton Division (West Virginia) for net proceeds of $7,400,000 resulting in a gain from the sale of assets of $9,088,000.


<PAGE 20>
RESULTS OF OPERATIONS
1995 COMPARED TO 1994

COAL OPERATIONS. Coal revenues for 1995 were $109,114,000 as compared to $368,715,000 in 1994. The substantial decline is due to the idling of the Virginia Division that took place in September 1995 and the sales of the Kentucky Criterion and Hampton Division mines in December 1994 and January 1995, respectively. Expenses associated with the coal sales also decreased. The gross margin for coal sales in 1995 remained comparable to 1994.

INDEPENDENT POWER OPERATIONS. Equity in earnings and development fees for the independent power operations in 1995 was $16,968,000 compared to $6,362,000 in 1994. This increase is attributable to additional power projects reaching commercial operation status in 1995.

SERVICES. Revenues for the service segment increased in 1995 from $834,000 in 1994 to $2,637,000 in 1995. This increase reflects the fact that Corona was acquired in October 1995, and consequently there was no revenue for that entity in 1994.

TERMINAL OPERATIONS. For 1995 there was an decrease in the equity in the losses of DTA of $671,000 as compared to 1994. This decrease is a result of an increase in the throughput tonnage for the terminal, as the per ton charge for the throughput in 1995 was comparable to 1994.

Selling and administrative expenses decreased because of ongoing downsizing related to the sales noted above and the relocation of the corporate office in September 1995.

Unusual charges of $66,623,000 in 1995 primarily relate to idling of the Virginia Division in the third quarter of 1995. Included in the charges are medical costs accruals of $34,285,000, recognition of a UMWA pension withdrawal liability of $19,800,000, writedown of fixed assets of $18,900,000, severance and early retirement costs of $8,600,000 and other costs totaling approximately $5,500,000. The unusual charge in 1994 was a credit of $2,100,000 and related to a reversal of Workers' Compensation accruals.

Gains on the sales of assets include a gain in 1995 of $9,088,000 on the sale of the assets of the Hampton Division. The Company realized gains in 1994 of $34,142,000 on the sale of the assets of Criterion and $6,988,000 on the sale of several inactive properties in West Virginia.

<PAGE 21>
ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL CONTENTS

Consolidated Balance Sheets                                    22

Consolidated Statements of Operations                          24

Consolidated Statements of Shareholders' Equity (Deficit)      25

Consolidated Statements of Cash Flows                          26

Summary of Significant Accounting Policies                     28

Notes to Consolidated Financial Statements                     31

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS


        December 31,                           1996        1995*
                                              (in thousands)
-----------------------------------------------------------------
        Assets
        Current assets:
           Cash and cash equivalents      $   8,791    $  11,711
           Receivables:
               Trade                          4,667        4,215
               Notes                              3        2,295
               Other                          2,215        1,418
----------------------------------------------------------------
                                              6,885        7,928
               Less allowance for
                doubtful accounts                 -        2,515
----------------------------------------------------------------
                                              6,885        5,413

           Inventories                          688          940
----------------------------------------------------------------

           Other current assets                 726          921
----------------------------------------------------------------
               Total current assets          17,090       18,985

        Property, plant and equipment:
               Land and mineral rights       11,028       30,029
               Plant and equipment          137,873      255,149
----------------------------------------------------------------
                                            148,901      285,178
               Less accumulated
                depreciation and depletion  106,201      225,310
----------------------------------------------------------------
                                             42,700       59,868

        Investment in independent power
         operations                          51,386       49,069
        Investment in Dominion Terminal
         Associates (DTA)                    19,841       19,673
        Workers' compensation bond            9,960        9,960
        Prepaid pension cost                 11,021        7,612
        Other assets                          1,973        1,940
----------------------------------------------------------------
               Total Assets               $ 153,971    $ 167,107

See accompanying Summary of Significant Accounting Policies and
Notes to Consolidated Financial Statements.

* Certain amounts have been reclassified to conform with current classifications.

<PAGE 23>

 December 31,                                   1996       1995*
                                              (in thousands)
---------------------------------------------------------------
 Liabilities and Shareholders' Equity
 (Deficit)
 Current liabilities:
  Current installments of long-term debt   $     443    $  1,462
  Accounts payable and accrued expenses:
      Trade                                      847       3,647
      Taxes, other than income taxes           3,437       3,929
      Other accrued expenses                   1,588       7,606
      Workers' compensation                        -       5,494
      Postretirement medical costs                 -      10,400
      Reclamation costs                          590           -
    Income taxes                                   -       2,905
----------------------------------------------------------------
    Total current liabilities                  6,905      35,443

 Liabilities subject to compromise           136,191           -
 Long-term debt, less current                    881       3,131
  installments
 Accrual for workers' compensation, less           -      28,130
  current portion
 Accrual for postretirement medical
  costs, less current portion                      -      73,373
 Accrual for reclamation costs, less
  current portion                              4,216      10,311
 Accrual for pneumoconiosis benefits             127      13,871
 Other liabilities                               261      15,558
 Deferred income taxes                             -      14,827

 Minority interest                             5,153      10,569

 Commitments and contingent liabilities

 Shareholders' equity (deficit):
    Preferred stock of $1.00 par value
      Authorized 5,000,000 shares;
      Issued 575,000 shares                      575         575
    Common stock of $2.50 par value
      Authorized 20,000,000 shares;
      Issued 6,965,328 shares                 17,402      17,402
    Other paid-in capital                     94,641      94,641
    Accumulated deficit                     (112,381)   (150,724)
----------------------------------------------------------------
    Total shareholders' equity (deficit)         237     (38,106)
----------------------------------------------------------------
    Total Liabilities and Shareholders'
     Equity (Deficit)                      $ 153,971   $ 167,107

See accompanying Summary of Significant Accounting Policies and
Notes to Consolidated Financial Statements.

* Certain amounts have been reclassified to conform with current classifications.

<PAGE 24>

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS

 Year Ended December 31,             1996      1995*       1994*
---------------------------------------------------------------
                              (in thousands except per share data)
 Revenues:
   Coal                         $  44,152  $ 109,114  $  368,715
   Services                         8,995      2,637         834
   Independent power projects-
    equity in earnings and
    development fees               15,335     16,968       6,362
   Dominion Terminal
    Associates - equity in
    earnings (share of losses)        827     (1,082)     (1,753)
----------------------------------------------------------------
                                   69,309    127,637     374,158
 Cost and expenses:
    Cost of sales - coal           50,863    104,120     320,392
    Cost of sales - services        8,261      3,249       2,569
    Depreciation, depletion
     and amortization               2,336     14,903      16,800
    Selling and administrative     12,497     17,865      34,481
    Heritage costs                 16,686     19,844      21,834
    Pension benefit                (3,601)    (2,440)     (1,862)
    Doubtful accounts
     recoveries                    (3,449)      (967)     (2,738)
    Unusual charges (credits)     (11,896)    66,623      (2,100)
----------------------------------------------------------------
                                   71,697    223,197     389,376

 Operating loss                    (2,388)   (95,560)    (15,218)

 Other income (expense):
  Gains on sales of assets
   (including $10,700,000
   from Penn Virginia
   Corporation in 1996)            24,238      9,088      41,130
  Interest expense                   (400)    (1,164)     (5,425)
  Interest income                   1,455      2,600       1,198
  Other income                      2,531      1,506       1,342
----------------------------------------------------------------
                                   27,824     12,030      38,245
 Income (loss) before income
  taxes, minority interest and
  cumulative effect of change
  in accounting principle          25,436    (83,530)     23,027
    Income taxes                     (575)    (1,488)     (2,291)
    Minority interest                (890)    (1,368)       (583)
    Cumulative effect of
     change in accounting
     principle                     14,372          -           -
----------------------------------------------------------------
 Net income (loss)                 38,343    (86,386)     20,153
 Less preferred stock
  dividends:
    Declared                            -      2,444       1,222
    In arrears                      4,888      2,444       3,666
----------------------------------------------------------------
 Net income (loss) applicable
  to common shareholders        $  33,455  $ (91,274) $   15,265
================================================================
 Net income (loss) per share
  applicable to common
  shareholders:
    Before cumulative effect
     of change in accounting
     principle                  $    2.74  $  (13.11) $     2.19
    Cumulative effect of
     change in accounting
     principle                       2.06          -           -
----------------------------------------------------------------
                                $    4.80  $  (13.11) $     2.19
================================================================
 Pro forma amounts assuming
  the change in the method of
  accounting for pneumoconiosis
  is applied retroactively:
   Net income (loss) applicable
    to common shareholders      $ 19,083   $ (96,405) $   20,089
   Net income (loss) per common
    share applicable to common
    shareholders                $   2.74   $  (13.84) $     2.89
================================================================
 Weighted average number of
  common shares outstanding         6,965      6,965       6,956

See accompanying Summary of Significant Accounting Policies and
Notes to Consolidated Financial Statements.

* Certain amounts have been reclassified to conform with current classifications.

<PAGE 25>

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996


                                    Class A
                                Convertible                          Retained
                               Exchangeable                          Earnings
                                  Preferred    Common   Paid-In  (Accumulated
                                      Stock     Stock   Capital      Deficit)     Total
                                                   (in thousands)
---------------------------------------------------------------------------------------
 Balance at January 1, 1994     $       575    17,389    94,651       (80,825)   31,790

   Net income                             -         -         -        20,153    20,153
   Cash dividends declared on
     preferred stock                      -         -         -        (1,222)   (1,222)
   Other                                  -         1         2             -         3
---------------------------------------------------------------------------------------
 Balance at December 31, 1994           575    17,390    94,653       (61,894)   50,724

   Net loss                               -         -         -       (86,386)  (86,386)
   Cash dividends declared on
     preferred stock                      -         -         -        (2,444)   (2,444)
   Other                                  -        12       (12)            -         -
---------------------------------------------------------------------------------------
 Balance at December 31, 1995           575    17,402    94,641      (150,724)  (38,106)

   Net income                             -         -         -        38,343    38,343
---------------------------------------------------------------------------------------
 Balance at December 31, 1996   $       575    17,402    94,641      (112,381)      237

As of December 31, 1996, there were nine cumulative undeclared quarterly preferred stock dividends in arrears.

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.


<PAGE 26>

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                1996     1995*     1994*
-----------------------------------------------------------------
                                          (in thousands)
Cash flows from operating
 activities:
Net income (loss)                   $ 38,343 $ (86,386)  $20,153
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
   Cumulative effect of change
    in accounting for
    pneumoconiosis benefits          (13,871)        -         -
   Unusual charges (credits)         (11,896)   90,126    (2,100)
   Gains on sales of assets          (24,238)   (9,088)  (41,130)
   Equity earnings from
    independent power projects       (15,335)  (12,968)   (6,450)
   Deferred development fees
    earned from independent
    power projects                         -    (4,000)       88
   Cash distributions from
    independent power projects
    - equity earnings                 12,971    10,370     1,105
   Equity earnings from Dominion
    Terminal Associates                 (827)    1,082     1,753
   Cash generated by Dominion
    Terminal Associates facility       3,786     1,842     1,451
   Cash contributions to
    Dominion Terminal Associates      (3,187)   (2,282)   (2,991)
   Depreciation, depletion and
    amortization                       2,336    14,903    16,800
   Deferred income tax expense
    (benefit)                           (579)     (404)      360
   Minority interest in WRI's
    income                               890     1,368       583
   Changes in assets and
    liabilities, net of non-cash
    transactions:
     Accounts receivable, net of
      allowance for doubtful
      accounts                        (1,331)   16,390    28,058
     Inventories                         252     4,389     6,945
     Accounts payable and
      accrued expenses                (2,283)  (26,263)  (20,519)
     Income taxes payable             (2,905)   (1,058)      869
     Accrual for workers'
      compensation                    (6,285)     (267)      723
     Accrual for postretirement
      medical costs                    7,250     5,008     7,183
     Accrual for pneumoconiosis
      benefits                           127    (1,133)   (2,471)
     Other liabilities                  (914)     (241)      455
     Other                             2,747     6,786     2,757
----------------------------------------------------------------
Net cash provided by (used in)
 operating activities                (14,949)    8,174    13,622
----------------------------------------------------------------

Cash flows from investing
 activities:
  Fixed asset additions                 (664)   (2,923)   (5,892)
  Equity funding of independent
   power projects                          -    (4,611)  (23,178)
 (Increase) decrease in notes
   receivable                           (141)    3,145      (567)
  Purchase of additional
   interest in WRI                    (4,200)        -         -
  Purchase of subsidiary                   -    (2,771)        -
  Hampton lease buyout                     -    (1,103)        -
  Net proceeds from sales of
   investments and assets             19,689    10,131    78,273
  LG&E support fee payment                 -         -    (4,750)
----------------------------------------------------------------
Net cash provided by investing
 activities                           14,684     1,868    43,886
----------------------------------------------------------------

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)

Years Ended December 31,                1996     1995*     1994*
----------------------------------------------------------------
Cash flows from financing
 activities:
  Repayment of long-term debt         (1,662)  (10,240)  (28,103)
  Cash used to buy DTA bonds               -         -   (26,560)
  Cash deposits to support
   surety bonds                            -         -    (8,210)
  Dividends paid to preferred
   shareholders                            -    (2,444)   (2,444)
  Dividends paid and other
   adjustments relative to
   minority shareholders                (993)   (1,100)   (1,000)
----------------------------------------------------------------
Net cash used in financing
 activities                           (2,655)  (13,784)  (66,317)
----------------------------------------------------------------
Net decrease in cash and cash
 equivalents                          (2,920)   (3,742)   (8,809)
Cash and cash equivalents,
 beginning of year                    11,711    15,453    24,262
----------------------------------------------------------------
Cash and cash equivalents,
 end of year                        $  8,791 $  11,711  $ 15,453
================================================================

Supplemental disclosures of cash
 flow information:

Cash paid during the year for:
    Interest                        $    228 $   1,106  $  5,489
    Income taxes                       1,140     1,432     1,115

<PAGE 27>
In September 1996, the Company completed a non-cash transaction for the transfer of several of its idled Virginia Division mining operations. In exchange for these operations, the purchaser assumed responsibility for certain reclamation obligations amounting to approximately $2,200,000. The entire amount of the obligations assumed was recorded as a gain on the sale of assets.

In May 1996, the Company completed non-cash transactions for the sale of its idled Wentz and Pine Branch Mining operations. The purchasers of those assets assumed reclamation and other liabilities totaling approximately $3,000,000 as part of those transactions. The entire amount of the obligations assumed was recorded as a gain on the sale of assets.

In October 1995, WEI, through its subsidiary, Westmoreland-Corona, Inc. completed the purchase of the Corona Group Inc. ("Corona"). Corona was acquired for $2,771,000 in cash plus the assumption of $2,042,000 in notes payable and other liabilities, in exchange for 100% of Corona's stock.

In September 1995, the Company completed the sale of Cleancoal Terminal Company ("Cleancoal"). In exchange for the assets of the Cleancoal operations and a cash payment of $2,500,000, the Company was released from its $8,864,000 loan guarantee obligation on behalf of Adventure Resources to the purchaser, as well as the guarantee of related interest payments of approximately $70,000 per month.

In the first quarter of 1995, $8,000,000 was distributed from debt reserve accounts of certain of the Company's independent power projects and bank letters of credit were substituted for the amounts distributed. The cash proceeds are restricted as to use and were invested in certificates of deposit of the bank issuing the letters of credit. The certificates of deposit collaterlize the letters of credit and are classified on the Company's Condensed Consolidated Balance Sheets as an Investment in Independent Power Projects.

See accompanying Summary of Significant Accounting Policies and
Notes to Consolidated Financial Statements.

* Certain amounts have been reclassified to conform with current classifications.

<PAGE 28>
WESTMORELAND COAL COMPANY AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

The consolidated financial statements of Westmoreland Coal Company (the "Company") include the accounts of the Company and its majority-owned subsidiaries, after elimination of intercompany balances and transactions. The Company uses the equity method of accounting for companies where its ownership is between 20% and 50% and for partnerships and joint ventures in which less than a controlling interest is held.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities in order to prepare these financial statements in conformity with generally accepted accounting principles. Actual results will likely differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. All such instruments are carried at cost. Cash equivalents consists of Eurodollar time deposits, money market funds and bank repurchase agreements.

INVENTORY VALUATION

Inventories are stated at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost and include expenditures for new facilities and those expenditures that substantially increase the productive lives of existing plant and equipment. Development costs of mines in the pre-operating stage are capitalized until commercial operations commence.
Maintenance and repair costs are expensed as incurred. Mineral rights are depleted based upon estimated recoverable reserves. Plant and equipment are depreciated straight-line over the assets' estimated useful lives, ranging from 3 to 40 years. The Company assesses the carrying value of its property, plant and equipment for impairment by comparing estimated undiscounted cash flows expected to be generated from such assets with their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value. When an asset is retired or sold, its cost and related accumulated depreciation and depletion are removed from the accounts. The difference between unamortized cost and proceeds on disposition is recorded as a gain or loss. Fully depreciated plant and equipment still in use are not eliminated from the accounts.

<PAGE 29>
INDEPENDENT POWER DEVELOPMENT

Costs incurred during the development process of independent power projects are expensed in the period incurred until certain events, including the execution of certain contracts, which are critical to a project's construction and operation, have occured. After these events have taken place, all subsequent costs are capitalized. At the time when non-recourse bank financing has been obtained, costs previously expensed by the Company, to the extent reimbursed, are reported as development fee income. All other income generated in connection with a project's development is deferred until the project achieves commercial operation, the required equity funding commitment is made, and the conversion of the loan from a construction loan to a term loan is completed.

WORKERS' COMPENSATION AND PNEUMOCONIOSIS BENEFIT LIABILITIES

The Company is self-insured for workers' compensation claims incurred prior to 1996 and federal and state pneumoconiosis benefits for current and former employees. Workers compensation claims incurred after January 1, 1996 are covered by a third party insurance provider.

The liability for workers' compensation claims is an actuarially determined estimate of the ultimate losses incurred on such claims based on the Company's experience, and includes a provision for incurred but not reported losses. Adjustments to the probable ultimate liability are made continually based on subsequent developments and experience and are included in operations as incurred.

Effective January 1, 1996 and as discussed in Note 9, the Company changed its method of accounting for pneumoconiosis benefits to recognize actuarial gains and losses related to the pneumoconiosis benefit obligation, as actuarially determined, in the period in which they occur. Previously, the Company accrued for the projected costs of pneumoconiosis benefits, on an actuarial basis, over the period which benefits were expected to be paid. An independent trust has been established to fund these benefits.

POST RETIREMENT BENEFITS OTHER THAN PENSIONS

The Company accounts for health care and life insurance benefits provided to certain retired employees and their dependents by accruing the cost of such benefits over the service lives of employees. The Company is amortizing its transition obligation, for past service costs relating to these benefits, over twenty years. For union employees who retired prior to 1976, the Company provides similar medical and life insurance benefits by making payments to a multiemployer union trust fund. The Company expenses such payments when made.

COAL REVENUES

The Company recognizes coal sales revenue at the time title passes to the customer. The Company also records as revenue amounts received from coal related activities, such as proceeds from coal contract buy-outs and coal option payments. Coal revenues include the sale of mined coal and sales of coal produced by unaffiliated mining companies where the Company is a sales agent or broker. The Company recognizes revenue for the coal sold for unaffiliated companies since the Company assumes the credit risk for the sale, performs other services such as invoicing, quality control and shipment monitoring, and in most cases takes title to the coal. Coal revenues pertaining to coal sold for other companies amounted to $10,642,000, $16,122,000, $83,196,000 in 1996, 1995, and 1994, respectively.

<PAGE 30>
RECLAMATION

Reclamation costs at active sites are fixed and are being recognized evenly over a 15 year period. Total expected reclamation costs at idled sites were fully accrued at the time of idling. Estimates at idle sites are periodically reviewed and adjustments are made in accruals to provide for changes in expected future costs.

INCOME TAXES

The Company accounts for deferred income taxes using the asset and liability method. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Company's financial statements based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.

NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

Declared and undeclared cumulative preferred dividends are deducted from net income in determining net income (loss) applicable to common shareholders.

Net income (loss) per share applicable to common shareholders is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents are not included in the calculation when they would have an anti-dilutive effect on income (loss) per share.

<PAGE 31>
WESTMORELAND COAL COMPANY AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1996, 1995 and 1994

1.NATURE OF OPERATIONS

The Company's principal activities, conducted within the United States are, (i) the production and sale of coal from a contractor operated mine in Powder River Basin in Eastern Montana; (ii) the ownership of interests in cogeneration and other non-regulated independent power plants; (iii) the provision of repair and maintenance services to utilities and power projects; and (iv) the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility.

CHAPTER 11 REORGANIZATION PROCEEDINGS

On December 23, 1996 ("Petition Date"), Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company (the "Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. The Debtor Corporations are in possession of their respective properties and assets and are operating as debtors in possession pursuant to provisions of the Bankruptcy Code. The Company anticipates proposing a plan of reorganization for these entities pursuant to Chapter 11 of the Bankruptcy Code.

The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all of the possible consequences of the ongoing Chapter 11 reorganization cases. Specifically, the consolidated financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization cases or the effect of any changes which may be made in connection with the Debtor Corporations' capitalization or operations resulting from a plan of reorganization. Costs incurred related to the reorganization were immaterial in 1996. The Debtor Corporations have not filed a plan of reorganization as of this date, but expect to file one in the near term.

Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

LIABILITIES SUBJECT TO COMPROMISE

The filing of the Chapter 11 cases by the Debtor Corporations (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all prepetition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date. In accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization under the Bankruptcy Code"), the following table sets forth the liabilities of the Company subject to compromise as of December 31, 1996:
<PAGE 32>

    Trade and other liabilities         $   8,318,000
    Long-term debt                          1,607,000
    1974 UMWA Pension Trust                13,800,000
    Workers' compensation                  27,339,000
    1992 UMWA Benefit Plan                 28,115,000
    1993 Wage Agreement Plan               44,619,000
    Other postretirement benefits          12,393,000
  ----------------------------------------------------
         Total                         $  136,191,000

1974 UMWA PENSION TRUST. Although the Company has not formally withdrawn from this plan in accordance with ERISA, the Company maintains that for bankruptcy purposes, to the extent any withdrawal liability under the Multiemployer Pension Act ("MPPA") is in respect of consideration furnished by employees of the Company prior to the Petition Date, such liability was incurred prior to the Petition Date and constitutes a liability subject to compromise, even if the withdrawal payment is due and payable postpetition. The Company believes that except for a small percentage (i.e., 2% to 3%) of the estimated aggregate withdrawal liability of $13,800,000, such liability is in respect of consideration furnished by employees of the Company prior to the Petition Date. No litigation has occurred in the Bankruptcy Court regarding this matter.

WORKERS' COMPENSATION BENEFITS. The Company maintains that to the extent workers' compensation benefits pertain to matters and transactions arising prior to the Petition Date, such liabilities constitute liabilities subject to compromise. The Company believes that substantially all of its liability on workers' compensation benefits arose and was incurred prepetition and constitute prepetition claims. No litigation has occurred in the Bankruptcy Court regarding this matter.

1992 UMWA BENEFIT PLAN. Until shortly before the Petition Date, the Company provided health care benefits under its individual employer plan for beneficiaries who were age- and service-eligible to receive benefits under the Coal Act as of February 1, 1993, and who retired before October 1, 1994, and their dependents. Prepetition, the Company ceased providing such benefits. The Company maintains that pursuant to applicable law, prior to the Petition Date, the 1992 Plan became obligated to provide health care coverage for such beneficiaries and their dependents. The Company further maintains that, as a result thereof and in accordance with law, all claims of the 1992 Plan arising under the Coal Act were incurred by the Company before the Petition Date and constitute prepetition liabilities subject to compromise. The Company estimates the present value of the Company's liabilities, not including the unrecognized net transition obligation and the unrecognized loss totaling $71,963,000, to the 1992 Plan total approximately $28,115,000.
The Company believes that for bankruptcy purposes the sum of these amounts, $100,078,000, comprise the present value of the liability subject to compromise.

<PAGE 33>
Following the Petition Date, the Trustees of the 1992 Plan commenced an adversary proceeding against the Company requesting that the Bankruptcy Court: (a) enter a permanent injunction requiring the Company to "reinstate" its individual employer plan for those beneficiaries who were eligible and were receiving benefits under the individual employer plan as of February 1, 1993 and who retired before October 1, 1994, and their dependents; (b) enter a declaratory judgment that the pre-funding premiums and monthly per-beneficiary premiums that arise under the 1992 Plan constitute "taxes" and administrative liabilities of the estate; and (c) enter an injunction requiring all of the Debtor Corporations to pay these pre-funding premiums and monthly per-beneficiary premiums under the 1992 Plan as and when statements are submitted by the Trustees. The Company has filed answers and counterclaims in the Bankruptcy Court vigorously opposing this requested relief.

The Trustees of the 1992 Plan have filed a motion with the Bankruptcy Court requesting that the Bankruptcy Court enter summary judgment in their favor with respect to substantially all of the relief requested in the above-referenced adversary proceeding. The Company has filed pleadings in the Bankruptcy Court opposing this motion. The Bankruptcy Court has not yet scheduled a hearing thereon.

If the Trustees prevail with respect to the above-described relief, then substantially all of the Trustees' claims likely would not constitute a liability subject to compromise, but, instead, the Company probably would be required to satisfy those liabilities as postpetition obligations of some or all of the Chapter 11 estates. Such a determination in favor of the Trustees likely would have a materially adverse effect on the Company's ability to meet its obligations and successfully emerge from Chapter 11.

Prior to the Petition Date, on or about August 21, 1996, the Company entered into a "Pledge Agreement" with the 1992 Plan and the "Combined Benefit Fund" under which, among other things, the Company pledged its interest in certain subsidiaries to secure obligations specified therein to the 1992 Plan and the Combined Benefit Fund. In pleadings filed before the Bankruptcy Court, the Company has maintained that the 1992 Plan does not hold any allowed secured claims against the Company by reason of the Pledge Agreement. The Trustees have not yet responded to these contentions, but it is expected that the Trustees will dispute the Company's contentions. If the Bankruptcy Court ultimately determines that the 1992 Plan holds allowed secured claims, then to that extent, such claims would constitute secured liabilities of the Company. In such event, whether or not those secured liabilities would be subject to compromise would depend upon the outcome of the above-described adversary proceeding.

UMWA COMBINED BENEFIT PLAN. The UMWA Combined Benefit Plan is a multiemployer plan established for purposes of providing health care benefits under the Coal Act to beneficiaries, and their dependents, who were age- and service-eligible as of July 20, 1992 under the 1950 UMWA Benefit Plan or the 1974 UMWA Benefit Plan. Prior to the Petition Date, the Company ceased making payments under the Combined Benefit Plan. The Company maintains that any liability of the Company to the Combined Benefit Fund arose and was incurred pre-petition and constitutes pre-petition liabilities subject to compromise. It is anticipated that the Combined Benefit Fund will vigorously oppose this contention. To date, no litigation has been commenced in the Bankruptcy Court by the Combined Benefit Fund against the Company and visa versa.
The Company estimates the present value of the Company's liabilities to the Combined Benefit Fund total approximately $46,200,000 and is not included in the foregoing table.

<PAGE 34>
Although the Company has not commenced any litigation with the Combined Benefit Fund regarding the validity of any security interest of the Combined Benefit Fund arising under the Pledge Agreement, the Company anticipates it likely will maintain that the Combined Benefit Fund does not hold any allowed secured claims under the Pledge Agreement. The Company expects that the Combined Benefit Fund will dispute any such contention.

1993 WAGE AGREEMENT PLAN. The 1993 Wage Agreement between the Company and the UMWA requires the Company to establish and provide benefits under an individual employer plan for certain retirees. The Company currently provides such benefits through its individual employer plan. The 1993 Benefit Plan is a multiemployer benefit plan providing health care benefits to specified beneficiaries entitled to such benefits under bargaining agreements, where employers fail to provide such benefits through their individual employer plan, as required under such agreements. The Company's liabilities under the 1993 Benefit Plan, whether provided under the Company's individual employer plan or by the 1993 Plan, are shown as subject to compromise, by virtue of the provisions of Bankruptcy Code sections 1113 and 1114, which authorizes the rejection of collective bargaining agreements and modification of such benefits subject to terms and conditions specified therein, respectively. The Company estimates the present value of the Company's liabilities, after the effect of the unrecognized net loss of $3,767,000, to the 1993 Plan total approximately $44,619,000. The Company believes that for bankruptcy purposes the sum of these amounts, $48,386,000, comprise the present value of the liability subject to compromise.

Current financial reporting by the Company assumes that the Company would enter into a successor agreement to the 1993 Agreement Between Westmoreland Coal Company and United Mine Workers of America ("1993 Wage Agreement") prior to expiration of that agreement and would thereby continue to provide retiree health benefits to such beneficiaries. The Company believes that it is unlikely that the Company will enter into a successor agreement. Further, the Company maintains that any obligation of the Company to provide benefits under the 1993 Wage Agreement with respect to the 1993 Plan (or the related individual employer plan) extends only through the scheduled expiration of the 1993 Wage Agreement. No litigation has been commenced in the Chapter 11 cases regarding the Company's liabilities under the 1993 Plan (or the related individual employer plan).

The nature of the Chapter 11 cases is to have all claims against and interests in the Company resolved. Accordingly, the Company anticipates that during the Chapter 11 cases the Bankruptcy Court will establish a deadline on the filing of proofs of claim and interest. No such deadline has yet been established, and, accordingly, the Company's estimate of liabilities is subject to modification and amendment based upon the Company's review of the proofs of claims to be filed in response to such deadline.

2. ACQUISITIONS

WESTMORELAND RESOURCES, INC.

On October 1, 1996, the Company increased its ownership in Westmoreland Resources, Inc. ("WRI") from 60% to 80% through the completion of separate transactions with Morrison Knudsen ("MK") and Penn Virginia Corporation ("Penn Virginia"). As a result of these transactions, MK is now a 20% owner and will continue as the contract operator for WRI.

<PAGE 35>
Westmoreland purchased a 4% share of WRI from MK for $1,200,000 cash on September 30, 1996. Westmoreland also exercised a previously negotiated option with Penn Virginia Corporation for the purchase of Penn Virginia's 16% share of WRI for $3,000,000 cash on October 1, 1996, bringing Westmoreland's ownership to 80%. The transaction was accounted for as a purchase and the excess of the share of the book value of the assets acquired over the cost is reflected as a reduction in the carrying value of land and mineral rights.

THE CORONA GROUP

On October 31, 1995, WEI, through its subsidiary, Westmoreland-Corona, Inc., completed the purchase of The Corona Group Inc. ("Corona"). Corona and its subsidiaries offer technical services and repair and maintenance services to the power generating industry, including utilities, cogeneration facilities and independent power producers.

Corona was acquired for $2,771,000 in cash plus the assumption of $2,042,000 in notes payable and other liabilities, in exchange for 100% of Corona's stock. The acquisition was accounted for using the purchase method. The transaction resulted in goodwill of $790,000 which is being amortized straight-line over a period of fifteen years. The Company's financial statements include the results of operations of Corona since November 1, 1995.

3.   DISPOSITIONS

In 1996 the Company recognized $24,238,000 in gains on sales of assets.

VIRGINIA DIVISION

In May 1996, the Company completed a transaction with Penn Virginia Corporation involving the relinquishment of certain coal reserves back to Penn Virginia. Westmoreland recorded a gain and received a cash payment of $10,700,000. The transaction included assignable access rights from Penn Virginia to Westmoreland to Westmoreland's Stone Mountain reserves, a large adjacent tract of high quality underground reserves owned in fee by the Company.

During 1996, the Company also sold its Wentz Complex to Stonega Mining and Processing Company and its idled Pine Branch Mining, Inc. to Roaring Fork Mining Company in non-cash transactions for a total gain of $3,000,000. Each purchaser assumed certain reclamation and other liabilities.

In September 1996, the Company completed a non-cash transaction for the transfer of ownership of several of its idled Virginia Division operations to Intrepid Coal Corporation. The Company recognized a gain of $2,063,000 on this transaction. Included in the transfer are the Holton Loadout, Crest Tipple, Pierrepont coal handling facilities and mineral rights in the Holton and Pierrepont Mines. In exchange for these operations, Intrepid assumed responsibility for certain reclamation and environmental liabilities and post retirement medical benefit obligations for any former Westmoreland employees whom Intrepid may subsequently employ.

During December 1996, the Company completed three transactions involving various assets of the Virginia Division. On December 3, the Company sold to Cumberland Energy Corp. for $1,866,000 cash its Stone Mountain coal reserves. On December 11, the Company sold to Mullins Coal Co. certain Virginia Division facilities and related assets for $1,010,000 cash and $1,000,000 future royalties. On December 19, the Company received $250,000 cash and $450,000 in future royalties for the sale of certain real property assets including the DM2 and DM5 mining properties.

<PAGE 36>
CLEANCOAL TERMINAL COMPANY

In September 1995, the Company completed the sale of Cleancoal Terminal Company ("Cleancoal"). In exchange for the assets of the Cleancoal operations and a cash payment of $2,500,000, the Company was released from its $8,864,000 loan guarantee obligation on behalf of Adventure Resources to the purchaser, as well as the guarantee of related interest payments of approximately $70,000 per month. In anticipation of the pending sale, the Company had recognized a loss of $1,882,000 in the fourth quarter of 1994, closed Cleancoal in January 1995 and laid off the majority of the Cleancoal employees on January 31, 1995.

HAMPTON DIVISION

In January 1995, the Company sold the assets of its Hampton Division to an unrelated party and sold the Hampton Division mineral lease to the lessor for $9,045,000. The net proceeds to the Company, after the buy out of a related capital lease, were approximately $7,376,000. The Company recorded a gain on the disposal of $9,088,000 in 1995, after the reversal of certain liabilities, including the reclamation and environmental liabilities associated with the Hampton Division which were assumed by the purchasers in the transaction. All charges related to the shut down of the Hampton Division were made in 1994.

CRITERION

In the fourth quarter of 1994, the Company sold the assets of its subsidiary Criterion for cash proceeds of $74,375,000 (net of related cash expenses of $4,165,000) and realized a gain on the transaction of $34,142,000.

WEST VIRGINIA-IDLED OPERATIONS

In the fourth quarter of 1994, the Company sold several inactive properties in the West Virginia Division for cash proceeds of $3,800,000 and the transfer of reclamation liabilities related to the purchase, resulting in a gain of $6,988,000. These properties had not been in operation since the mid-1980's.

4.     UNUSUAL CHARGES

In 1996, the Company recorded an unusual credit of $11,896,000 for the adjustment of accrued post-retirement medical benefits of $5,896,000 charged when the Hampton Division was sold in 1995 and an adjustment of $6,000,000 related to an updated actuarial valuation of the UMWA pension withdrawal liability.

<PAGE 37>
VIRGINIA DIVISION

In the third quarter of 1995, the Company incurred $66,600,000 in unusual charges (which is net of a $23,500,000 gain on an early buyout of a sale contract) associated with the cessation of mining activities at the Pine Branch and the Virginia Division properties. Included in these charges were a postretirement benefit cost curtailment charge of $34,285,000, a potential UMWA pension withdrawal liability of $19,800,000, an impairment of fixed assets of $18,900,000, severance and early retirement costs of $8,600,000 and other costs totaling approximately $5,500,000. These charges were partially offset by a $23,500,000 gain realized from the settlement of a coal purchase agreement with the Virginia Division's major coal customer.

Idling of the Virginia Division resulted in the termination of 740 employees. There are 10 employees remaining that are involved in maintaining the properties on a standby status. Of those who were terminated, 624 were UMWA employees involved in all aspects of mining operations. The remaining 116 employees were salaried and supervisory personnel.

Accruals for the above unusual charges as they relate to the Virginia Division, incurred and included in the balance sheet of the Company as of December 31, 1996 are as follows:

                       Liabilities    Idling      1995      1996      1996  Liabilities
                          prior to   related   Amounts   Amounts   Adjust-           at
                            idling   charges      Paid      Paid     ments     December
                                                                       (b)     31, 1996
                                               (in thousands)
    Post retirement
    medical benefits       $ 17,050  $ 34,200       (a)       (a) $ (5,896)           (a)

    Termination benefits
     and other severance
     costs (classified     $      -    28,400   (8,600)        -    (6,000)       13,800
     in other long term
     liabilities)

    Other liabilities
     arising from
     the idling of
     operations, including
     amounts for
     remediation activities   7,209     5,479   (3,000)   (4,882)(c)     -         4,806

   -------------------------------------------------------------------------------------
                          $   7,209    33,879  (11,600)   (4,882)   (6,000)       18,606
   -------------------------------------------------------------------------------------
    Current portion
    of idling costs                                                                6,900
   -------------------------------------------------------------------------------------
    Long term portion
    of idling costs                                                            $  11,706
   -------------------------------------------------------------------------------------

(a)Certain liabilities related to the idling of operations are for post retirement benefits which are actuarially determined on a company-wide basis. Accordingly, amounts paid and remaining liabilities for these items as they relate to the idling of the Virginia Division cannot be specifically identified.

(b)1996 adjustments reflect changes in actuarial valuation and other accounting estimates.

(c)Amount represents reclamation and other obligations assumed by purchasers of Virginia Division assets.

5.WESTMORELAND ENERGY, INC.

Westmoreland Energy, Inc., ("WEI"), a wholly owned subsidiary of the Company, holds general and limited partner interests in partnerships which were formed to develop and own cogeneration and other non-regulated independent power plants. Equity interests in these partnerships range from 1.25 percent to 50 percent. WEI has interests in eight operating projects as listed and described in the Project Status Summary below. The lenders to these partnerships have recourse only against these projects and the income and revenues therefrom. The debt agreements contain various restrictive covenants including restrictions on making cash distributions to the partners, with which the partnerships are in compliance. The type of restrictions on making cash distributions to the partners vary from one project lender to another.


Project        Ft. Drum     Altavista     Hopewell    Southampton
------------------------------------------------------------------
              Watertown     Altavista     Hopewell    Southampton
Location:      New York      Virginia     Virginia      Virginia
------------------------------------------------------------------
Status:      Operational   Operational  Operational   Operational
------------------------------------------------------------------
Gross
Megawatt       55.5 MW        70 MW        70 MW         70 MW
Capacity:
------------------------------------------------------------------
WEI Equity
Ownership:      1.25%         30.0%        30.0%         30.0%
------------------------------------------------------------------
Electricity    Niagara       Virginia     Virginia      Virginia
Purchaser:      Mohawk        Power        Power         Power
------------------------------------------------------------------
                             The Lane    Firestone
Steam Host:                  Company,      Tire &      Hercules,
               US Army         Inc.      Rubber Co.       Inc.
------------------------------------------------------------------
Fuel Type:       Coal          Coal         Coal          Coal
------------------------------------------------------------------
Fuel         Cyprus Amax   Westmoreland United Coal   United Coal
Supplier:      Coal Co.    Coal Company   Company       Company
------------------------------------------------------------------
Commercial
Operations
Date:            1989          1992         1992          1992
------------------------------------------------------------------




                                           Roanoke      Roanoke
Project       Ft. Lupton    Rensselaer    Valley I     Valley II
------------------------------------------------------------------
                                           Weldon        Weldon
Location:     Ft. Lupton    Rensselaer      North        North
               Colorado      New York     Carolina      Carolina
------------------------------------------------------------------
Status:      Operational   Operational   Operational  Operational
------------------------------------------------------------------
Gross
Megawatt        290 MW        81 MW        180 MW        50 MW
Capacity:
------------------------------------------------------------------
WEI Equity
Ownership:      4.49%         50.0%         50.0%        50.0%
------------------------------------------------------------------
                Public
Electricity   Service of     Niagara      Virginia      Virginia
Purchaser:     Colorado       Mohawk        Power        Power
------------------------------------------------------------------
              Rocky Mtn.                                 Patch
Steam Host:    Produce,                 Patch Rubber     Rubber
                 Ltd           BASF        Company      Company
------------------------------------------------------------------
Fuel Type:   Natural Gas   Natural Gas      Coal          Coal
------------------------------------------------------------------
                Thermo     Western Gas
Fuel            Fuels,      Marketing,   TECO Coal/    TECO Coal/
Supplier:        Inc.          Ltd         CONSOL        CONSOL
------------------------------------------------------------------
Commercial
Operations
Date:            1994          1994         1994          1995
------------------------------------------------------------------

<PAGE 39>
The following is a summary of aggregated financial information for all investments owned by WEI and accounted for under the equity method:


Balance Sheet
December 31,                                    1996        1995
                                                 (in thousands)
Assets
   Current assets                         $  126,389  $  110,763
   Property, plant and equipment, net        691,928     714,760
   Other assets                               70,491      72,422
----------------------------------------------------------------
   Total assets                           $  888,808  $  897,945

Liabilities and equity
   Current liabilities                    $   51,268  $   61,615
   Long-term debt and other liabilities      677,861     702,778
   Equity                                    159,679     133,552
----------------------------------------------------------------
   Total liabilities and equity           $  888,808  $  897,945

WEI's share of equity                     $   42,864  $   40,271
Restricted cash                                8,000       8,000
Acquisition cost in excess of fair
 market value of assets acquired, net
 of amortization                               1,060       1,107
Other, net                                      (538)       (309)
----------------------------------------------------------------
WEI's investment in independent power     $   51,386   $  49,069
operations

The acquisition cost in excess of fair market value of assets acquired is being amortized straight-line over the term of the power contract for the related project.

     Income Statement                    For years ended
                                           December 31,
                                    1996       1995      1994
     --------------------------------------------------------
                                       (in thousands)

     Revenues                   $271,237  $ 237,693  $186,979
     Operating income            137,872    130,192    81,650
     --------------------------------------------------------
     Net income                 $ 55,382  $  39,416  $ 25,259
     --------------------------------------------------------
     WEI's share of equity
       earnings                 $ 15,335  $  12,968  $  6,362

WEI performs project development and venture and asset management services for the partnerships and has recognized related revenues and income of $499,000, $454,000, and $712,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Management fees are recorded as revenues when the service is performed. WEI receives development fees from certain projects. Recognition of these fees as income is deferred until the related project achieves commercial operation, the required equity funding commitment is made and the conversion of the loan from a construction loan to a term loan is completed. Fees of $4,000,000 were recognized in 1995.

<PAGE 40>
RECENT DEVELOPMENTS RELATING TO INDEPENDENT POWER PROJECTS

SOUTHAMPTON PROJECT - WEI owns a 30% general partnership interest in LG&E-Westmoreland Southampton ("Southampton Partnership"), which owns the Southampton Project. The Southampton Project, which was engaged in start-up and testing operations from September 1991 through March 1992, failed to meet Federal Energy Regulatory Commission ("FERC") operating standards for a qualifying facility ("QF") in 1992. The failure was due to three factors: (i) the facility was not dispatched by its power customer, Virginia Electric and Power Company ("Virginia Power"), on a baseload schedule as anticipated, (ii) the facility was engaged in start-up and testing operations during a portion of that year, and (iii) the facility operator mistakenly delivered non-sequential steam to the host over a significant period of time. On February 23, 1994, the Southampton Partnership filed a request with the FERC for a waiver of the FERC's QF operating standard for 1992. Virginia Power intervened in the FERC proceeding, opposed the granting of a waiver, and alleged that its power contract with the Southampton Partnership had been breached due to the failure of the facility to maintain QF status in 1992.

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

On August 1, 1996, FERC entered its decision in the Southampton case. FERC determined that the Partnership's request for reconsideration should be treated as timely filed, but that the Southampton facility was not in complete compliance with the QF requirements for 1992. FERC ordered Southampton to comply with
Section 205 for the Federal Power Act ("FPA"), and file, for FERC's review, rates for calendar year 1992 for wholesale power sales to Virginia Power. Otherwise, the Southampton project remains exempt from regulation under the Public Utility Holding Company Act ("PUHCA"), utility laws of Virginia and the other provisions of the FPA. In August 1996, the Partnership filed a motion seeking clarification of the August 1, 1996 order. The Partnership also filed an additional request for rehearing. These matters are still pending before the FERC.

Ultimate resolution of this matter has not yet been determined. The FERC order does not completely settle what the applicable rate is for 1992. The rate must be determined through negotiations with Virginia Power and further FERC proceedings and may result in refunds to Virginia Power, the ultimate amount of which cannot be determined at this time.

ROVA I PROJECT - WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership's principal customer contracted to purchase the electricity generated by ROVA I under a long-term contract. In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of the provisions of the contract dealing with the payment of the capacity purchase price when the facility experiences a forced outage day. A forced outage day is a day when ROVA I experiences an interruption in the facility's ability to generate electrical output. The ROVA Partnership believes that the customer is required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated allowed annual number. The customer asserts that it is not required to do so.

<PAGE 41>
From May 1994 through December 1996, Virginia Power withheld approximately $12,000,000 of these capacity payments during periods of forced outages. To date, the Company has not realized any income on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, The ROVA Partnerships filed a complaint against Virginia Power seeking damages of at least $5,700,000, contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the court granted this motion. The ROVA Partnerships filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss The ROVA Partnerships' amended complaint. In November 1995, Virginia Power filed with the court a motion for summary judgment, and a hearing on the motion was held in early December 1995. In late January 1996, the court denied Virginia Power's motion for summary judgment. The customer filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted the customer's second summary judgment motion and effectively dismissed the complaint. The ROVA partnership has appealed the Court's decision granting summary judgment. The matter is pending before the Virginia Supreme Court. Regardless of the outcome, the Company believes Roanoke Valley I will operate profitability and generate positive cash flows. The capacity purchase price withheld had been included in the revenues and earnings of the ROVA Partnership until a reserve was recorded as of December 31, 1994 for the full amount withheld by the customer. WEI had recognized its 50% share of the withheld payments in earnings in the second, third and fourth quarters of 1994. In the fourth quarter of 1994, WEI's revenues were reduced by $2,928,000, representing its 50% share of the disputed amount. No earnings were recognized by WEI in 1995 or 1996 for payments withheld by the customer relating to forced outage days.

RENSSELAER - The Company has been informed through public filings that Niagara Mohawk Power Corporation ("NIMO")(which is the purchasing utility for the Company's Rensselaer cogeneration facility in which the Company has a 50% interest) believes that, absent significant relief from its power purchase arrangements with independent power producers (including qualifying cogenerators), it may be forced either to file voluntary bankruptcy or attempt to condemn and purchase the cogeneration facilities through eminent domain. The Company, along with other independent power producers, has entered into negotiations with NIMO to restructure or terminate its contract. No definitive terms have been reached and the ultimate effect of such an agreement cannot be determined at this time.

6.DOMINION TERMINAL ASSOCIATES

Westmoreland Terminal Company ("WTC"), a wholly-owned subsidiary of the Company, has a 20% interest in Dominion Terminal Associates ("DTA"), a partnership formed for the construction and operation of a coal-storage and vessel-loading facility in Newport News, Virginia. DTA's annual throughput capacity is 22 million tons, and its ground storage capacity is 1.7 million tons.

<PAGE 42>
The Company currently leases the terminal's ground storage space and vessel-loading facilities to certain unaffiliated parties. Historically, the Company utilized the terminal for most of its coal exporting business. In 1994, the Company discontinued export sales.

The following is a summary of financial information for DTA:

     Balance Sheet
     December 31,                               1996        1995
----------------------------------------------------------------
                                                 (in thousands)

     Assets
        Current assets                    $    5,488  $    4,964
        Non-current assets                    93,140      97,262
     -----------------------------------------------------------
        Total assets                      $   98,628  $  102,226

     Liabilities and partners' deficit
        Current liabilities               $    2,127  $    3,756
        Long-term debt and other
         liabilities                         116,556     117,177
        Partners' deficit                    (20,055)    (18,707)
     -----------------------------------------------------------
        Total liabilities and partners'
         deficit                          $   98,628  $  102,226

     WTC's share of partners' deficit     $   (9,229) $   (8,604)
     DTA Bonds                                26,560      26,560
     Goodwill, net of amortization             1,309       1,370
     Other, net                                1,201         347
     -----------------------------------------------------------
     Investment in DTA                    $   19,841  $   19,673

The Company is amortizing the goodwill using the straight-line method over 30 years.

     Income Statements
     For the Years ended December 31,    1996       1995      1994
     -------------------------------------------------------------
                                            (in thousands)

     Contribution from Partners       $21,354    $17,922   $18,481
     Total expenses                    24,294     22,582    20,154
     -------------------------------------------------------------
     Excess of expenses over
     partners' contributions          $(2,940)   $(4,660)  $(1,673)


     Equity in earnings (losses)
     from DTA                        $    827    $(1,082)  $(1,753)
     =============================================================


WTC and the Company have a joint and several obligation for interest and principal obligations with respect to its share of certain DTA bonds ($26,560,000) principal balance at December 31, 1996 and 1995). These obligations were supported by a letter of credit on which the Company was the ultimate obligor.

In 1994, the Company was in violation of certain covenant requirements in connection with the DTA letter of credit. As a result on June 9, 1994 the DTA letter of credit was drawn. The proceeds of the draw were used to purchase $26,560,000 (par value) of DTA bonds. The Company repaid the amounts drawn under the DTA letter of credit on December 22, 1994. The $26,560,000 of DTA bonds are now owned by WTC and have been accounted for as an increase in the investment in DTA.

<PAGE 43>
The Company actively markets its 20% share of the terminal's facilities. Accordingly, the Company's share of net income represents the revenue received and expenses incurred resulting from the utilization of the Company's share of the terminal's coal-storage and vessel loading operations.

The DTA partners have a Throughput and Handling Agreement whereby
WTC is committed to fund its proportionate share of DTA's operating expenses. WTC's total cash funding obligations, were $3,187,000, $2,282,000, and $2,991,000 for 1996, 1995 and 1994,
respectively.

7.     DEBT

The Company's total debt is summarized in the following tables:

     December 31,                                1996       1995
     -----------------------------------------------------------
                                                 (in thousands)
     Capital lease obligations payable in
      installments through 1997 with
      variable interest rate                $       2  $   1,261

     WCI:
     Notes Payable (unsecured) - payable
      to former Corona shareholders and due
      January 1, 1998 with interest at 7.4%        81        789

     Sanwa Bank Note (secured by Corona
      assets)                                       -        280

     WRI:
     Contracts for deed and mortgage
      notes, payable with specified interest
      rates from 4% to 7% net of unamortized
      discount (1996-$273 and 1995-$329)
      maturing through 2005                     2,111      2,263
     -----------------------------------------------------------
     Total debt                                 2,931      4,593
     Less current installments                    563      1,462
     -----------------------------------------------------------
     Long-term portion of debt              $   2,368  $   3,131


                                         December 31,
                                         1996     1995
            --------------------------------------------
                                         (in thousands)
            Current Maturities:
            Capital leases             $     2  $  1,239
            WCI debt                       395        72
            WRI debt                       166       151
            --------------------------------------------
            Total current maturities   $   563  $  1,462

Principal payments due on long-term debt, including capital leases, for the next five years and beyond are as follows:

            Year Ending                          Amount
            -------------------------------------------
                                         (in thousands)
            December 31, 1997                   $   563
            December 31, 1998                       602
            December 31, 1999                       200
            December 31, 2000                       220
            December 31, 2001                       242
            After December 31, 2001               1,104
            -------------------------------------------

<PAGE 44>
The contracts for deed and mortgage notes payable of WRI are secured by land and surface rights with a net book value of $1,444,000 at December 31, 1996.

Refer to Note 1 for additional information regarding liabilities subject to compromise due to the bankruptcy filing.

8.     WORKERS' COMPENSATION BENEFITS

The Company was self-insured for workers' compensation benefits through December 31, 1995. The amounts charged to expense for workers' compensation were $12,890,000, and $5,108,000 for 1995 and 1994, respectively. Based on actuarial data, $1,300,000 was credited to earnings during 1996. The cash payments for workers' compensation were $5,010,000, $6,505,000 and $6,266,000 in 1996,
1995 and 1994, respectively.

The Company is required to obtain surety bonds in connection with its self-insured workers' compensation plan. The Company's surety bond underwriter requires cash collateral for such bonding. As of December 31, 1996, $9,960,000 was deposited in the cash collateral account which is classified in Other Assets (long-term) in the Company's Consolidated Balance Sheets. Beginning in 1996, the Company is covered by insurance for new workers' compensation claims and is no longer self-insured.

Refer to Note 1 for additional information regarding liabilities subject to compromise due to the bankruptcy filing.

9. PNEUMOCONIOSIS BENEFITS

As a result of the suspension of the Company's eastern coal operations
(as discussed in Notes 3 and 4) and the termination of all employees eligible for pneumoconiosis benefits, the Company changed its method of accounting for pneumoconiosis benefits during the fourth quarter of 1996, and applied such change retroactively to January 1, 1996.
Previously, the Company accrued for the projected costs of pneumoconiosis benefits, on an actuarial basis, over the period which benefits were expected to be paid. Under the newly adopted method of accounting, the Company recognizes all actuarial gains or losses related to the pneumoconiosis benefit obligation in the period in which they occur.
The cumulative effect of the change at January 1, 1996 was a credit of $14,372,000. Adoption of this new accounting method decreased net income by $2,562,000 in 1996. Management believes the newly adopted accounting method is preferable due to the aformentioned change in circumstances.

The discount rates used in determining the accumulated pneumoconiosis benefit as of December 31, 1996 and December 31, 1995 were 7.5% and 7.0%, respectively.


<PAGE 45>
The following table sets forth the plans status:

          December 31,                                1996           1995
          ----------------------------------------------------------------
                                                        (in thousands)
          Actuarial present value of
           benefit obligation:
             Terminated employees             $     20,200      $  21,100
             Claimants                              20,100         21,000
          ----------------------------------------------------------------
          Total present value of
           benefit obligation                       40,300         42,100
          Plan assets at fair value                 40,173         42,601
          ----------------------------------------------------------------
          Funded status                               (127)           501
          Unrecognized net gain                          -        (14,372)
          ----------------------------------------------------------------
          Accrued pneumoconiosis
          benefit cost                        $        127      $  13,871
          ----------------------------------------------------------------

<PAGE 46>
Refer to Note 1 for additional information regarding liabilities subject to compromise due to the bankruptcy filing.

10.     POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

SINGLE-EMPLOYER PLANS

The Company and its subsidiaries provide certain health care and life insurance benefits for retired employees and their dependents. Substantially all of the Company's current employees (unionized and non-unionized) may become eligible for these benefits if certain age and service requirements are met at the time of termination or retirement as specified in the plan agreement. These benefits are provided through self-insured programs.

The Company adopted SFAS 106 effective January 1, 1993 and elected to amortize its unrecognized, unfunded accumulated postretirement benefit obligation over a 20-year period. The Company expensed $15,247,000, $15,259,000, and $16,726,000 for
SFAS 106 in 1996, 1995 and 1994, respectively. This accounting standard does not change the cash requirements for funding these benefits. Cash payments for medical and life insurance benefits were $8,929,000, $9,722,000 and $7,775,000 in 1996, 1995 and
1994, respectively.

During 1995, as a result of the events described in Note 4, the number of employees and employees accumulating benefits under the plan, has been reduced significantly. The impact of these events has been accounted for as a plan curtailment, and accordingly, the Company recognized a loss of $34,285,000 which has been included as a component of unusual charges.

The following table sets forth the actuarial present value of benefit obligation and amounts recognized in the Company's financial statements:

    December 31,                                 1996         1995
    --------------------------------------------------------------
                                                (in thousands)
    Accumulated postretirement benefit
     obligation:
       Current retirees and
        beneficiaries                       $(156,340)   $(162,059)
       Fully eligible active plan
        participants                                -          (44)
       Other active plan participants            (716)        (375)
    --------------------------------------------------------------
       Total accumulated benefit
        obligation                           (157,056)    (162,478)
    Unrecognized net transition obligation     65,603       69,704
    Unrecognized net loss or (gain)             6,326       14,937
    --------------------------------------------------------------
    Accrued postretirement benefit cost    $  (85,127)  $  (77,837)

The health care cost trend rate assumed ranges from 7.0% in 1997 to 5% by the year 2001. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $21,800,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $1,600,000.

The discount rate used in determining the accumulated postretirement benefit was 7.5% and 7.0% at December 31, 1996 and 1995, respectively.

<PAGE 47>
The components of net periodic postretirement benefit cost are as follows:

   December 31,                       1996       1995         1994
   ---------------------------------------------------------------
                                          (in thousands)

   Service cost of benefits
    earned                        $      66  $     253    $     689
   Interest cost on projected
    benefit obligation               11,186     10,375       10,517
   Net amortization and
    deferral                          3,995      4,631        5,520
   ----------------------------------------------------------------
   Net periodic postretirement
    benefit cost                  $  15,247  $  15,259    $  16,726

MULTIEMPLOYER PLANS

Until shortly before the commencement of the Chapter 11 cases for the Debtor Corporations, the Company made payments into the UMWA Benefit Trust Funds (the "Funds"), which are multiemployer health plans neither controlled nor administered by the Company. These Funds are designed to pay benefits to the Company's UMWA employees who retired prior to 1976 and to the Company's pro-rata assigned share of UMWA retirees whose companies are no longer in business. Prior to February 1993, the amount paid by the Company was based on hours worked or tons processed (depending on the source of the coal) in accordance with the National Contract with the UMWA. Beginning February 1993 the Company was required by the Coal Industry Retiree Health Benefit Act of 1992 to make monthly premium payments into the Funds, but subject to the bankruptcy process. These payments were based on the number of beneficiaries assigned to the Company. The Company discontinued making payments to the multiemployer plans during 1996.

The net present value of the Company's future cash payments is estimated to be $46,200,000. The amounts of the cash payments into the Funds were $2,805,000, $5,368,000 and $6,072,000 in
1996, 1995 and 1994, respectively. The amounts expensed by the Company amounted to $2,805,000, $4,798,000, and $4,327,000 in
1996, 1995 and 1994, respectively.

Refer to Note 1 for additional information regarding liabilities subject to compromise due to the bankruptcy filing.

11.     RETIREMENT PLANS

The Company and its subsidiaries have a non-contributory defined benefit pension plan covering non-union employees. Benefits are based on years of service and the employee's average annual compensation for the highest five continuous years of employment as specified in the plan agreement. The Company's funding policy is to contribute annually the minimum amount prescribed, as specified by applicable regulations. Prior service costs and actuarial gains are amortized over plan participants' expected future service using the straight-line method. The transition asset is amortized over twenty years with seventeen years remaining. Pension income amounted to $4,079,000, $2,439,000, and $1,862,000 in 1996, 1995 and 1994, respectively.

<PAGE 48>
The following table sets forth the funded status of the Company's plan and the amounts recognized in the Company's financial statements:


   December 31,                                     1996      1995
   ---------------------------------------------------------------
                                                    (in thousands)
   Actuarial present value of benefit
    obligations:
   Total vested and accumulated benefit
    obligations                                 $(54,166) $(59,282)
   ---------------------------------------------------------------

   Projected benefit obligation                  (55,563)  (60,325)
   Plan assets at fair value, primarily
    listed stocks and fixed income investments    84,177    83,917
   ---------------------------------------------------------------

   Plan assets in excess of projected
    benefit obligation                            28,614    23,592
   Unrecognized transition assets                 (2,192)   (2,477)
   Unrecognized prior service cost                   309       351
   Unrecognized net gain                         (15,710)  (13,854)
   ---------------------------------------------------------------
   Prepaid pension cost included in
    other assets                              $   11,021 $   7,612




   The components of net periodic pension
    income for years ended
    December 31,                          1996       1995      1994
   ----------------------------------------------------------------
                                                (in thousands)

   Service cost for benefits earned
    during the period                  $   267  $     516   $ 1,057
   Interest cost on projected
    benefit obligation                   4,103      4,307     4,488
   Actual return on plan assets         (7,082)   (18,286)    1,084
   Net amortization and deferral          (889)    11,023    (8,491)
   ----------------------------------------------------------------
   Net periodic pension income         $(3,601)  $ (2,440)  $(1,862)

Projected benefits have been discounted using a rate of 7.5% and 7.0% at December 31, 1996 and 1995, respectively. The rate of increase in future compensation levels for the plan was 5.0% at December 31, 1996 and 1995. The expected long-term rate of return on assets was 9.0% for 1996 and 1995.

During 1995, as a result of the events described in Note 4, the number of employees, and employees accumulating benefits under the plan, has been significantly reduced. The impact of these events has been accounted for as a plan curtailment.

Effective January 1, 1992 the Company adopted the Westmoreland Coal Company Supplemental Executive Retirement Plan ("SERP").
The SERP is an unfunded non-qualified deferred compensation plan which provides benefits to certain employees that are not eligible under the Company's defined benefit pension plan due to maximum limits imposed by the Employee Retirement Income Security Act ("ERISA") and the Internal Revenue Code. SERP expense amounted to $211,000, $225,000, and $232,000 in 1996, 1995, and
1994 respectively.

<PAGE 49>
The following table sets forth the plan's funded status and amounts recognized in the Company's financial statements.

   December 31,                                   1996      1995
   -------------------------------------------------------------
                                                 (in thousands)
   Actuarial present value of benefit
    obligations:
   Accumulated benefit obligations,
    including vested benefits of  $677 and
    $632 in 1996 and 1995, respectively        $  (955)  $  (999)
   -------------------------------------------------------------
   Projected benefit obligation                 (1,266)   (1,421)
   Unrecognized prior service cost                 810       926
   Unrecognized net gain                          (500)     (284)
   Additional minimum liability                      -      (220)
   -------------------------------------------------------------
   Accrued pension cost included in other
    liabilities                                $  (956)  $  (999)


   The components of net periodic SERP
    costs for year ended December 31,       1996    1995    1994
   -------------------------------------------------------------
                                              (in thousands)
   Service cost for benefits earned
    during this period                    $   59  $   54  $   61
   Interest cost on projected benefit
    obligation                                79      94      83
   Net amortization and deferral              73      77      88
   -------------------------------------------------------------
   Net periodic SERP cost                 $  211  $  225  $  232

Projected benefits have been discounted using a rate of 7.5% and 7.0% at December 31, 1996 and 1995, respectively. The rate of increase in future compensation levels for the plan was 5.0% for 1996 and 1995.

The Company is required under the national contract with the United Mine Workers' of America (the "UMWA") to pay amounts based on hours worked or tons processed (depending on the source of the coal) to the UMWA Retirement Funds with respect to unionized employees, subject to bankruptcy process. These multiemployer pension plans are not controlled or administered by the Company. The amounts charged to expense, including payments made by the Company on behalf of certain contract miners, were $19,800,000, and $1,021,000 for the years ended December 31, 1995, and 1994, respectively. The actuarially determined obligation decreased by $6,000,000 in 1996 and is reflected as a credit to earnings, classified as an unusual credit. The liability balance remaining at December 31, 1996 is $13,800,000. The amount charged in 1995 to expense includes the estimated liability the Company would incur upon withdrawal from the plan. Under ERISA, as amended by the Multiemployer Pension Plan Amendment Act of 1980 ("MPPA"), a company contributing to a multiemployer plan is liable for its share of unfunded vested liabilities upon termination or withdrawal from the plan. Although the Company is not aware of any determination by the UMWA Trustees that the Company has incurred a partial or complete withdrawal, for purposes of showing the Company's liabilities subject to compromise the Company shows a withdrawal liability subject to compromise in the amount of approximately $13,800,000.

<PAGE 50>
The Board of Directors approved the establishment of a voluntary Early Retirement Incentive Program (the "Program") during the first quarter of 1995. The program was implemented in 1995 during the third quarter and is now complete. Senior Management and employees of WEI were not eligible to participate in this program. Participating employees who receive benefits under the Program are not eligible for benefits under the severance policies of the Company or its subsidiaries. Under ERISA, pension assets are only available to plan participants. The Company recorded a charge of $9,069,000 for benefits paid to employees participating in the program in 1995 and 1996.

Refer to Note 1 for additional information regarding liabilities subject to compromise due to the bankruptcy filing.

12.   INCOME TAXES (BENEFIT)

As discussed in Note 3, the Company increased its ownership in WRI to 80%, the threshold required for including WRI in the Company's consolidated income tax return. Accordingly, WRI must file a stand alone tax return for the first nine months of 1996 and the Company is not able to offset WRI's income with the Company's net operating loss carryforwards.

Income tax expense attributable to income (loss) before income taxes and minority interest consists of:

                                    1996    1995    1994
          ----------------------------------------------
                                     (in thousands)
          Federal:
             Current            $  1,150  $1,863 $ 1,177
             Deferred               (579)   (334)    296
          ----------------------------------------------
                                     571   1,529   1,473
          State:
             Current                   4      29     754
             Deferred                  -     (70)     64
          ----------------------------------------------
                                       4     (41)    818
          ----------------------------------------------
          Income taxes          $    575  $1,488 $ 2,291

Income tax expense attributable to income (loss) before income taxes and minority interest differed from the amounts computed by applying the statutory Federal income tax rate of 34% to pretax income (loss) from continuing operations before minority interest as a result of the following:

                                            1996      1995      1994
          ----------------------------------------------------------
                                              (in thousands)

          Computed tax expense
           (benefit) at statutory rate   $13,036 $(28,400)   $ 7,829
          Increase (decrease) in tax
           expense resulting from:
             Percentage depletion           (206)     (131)     (340)
             State income taxes, net           -       (70)      540
             Minimum tax                       -         -       500
             Net operating loss
              carryforwards and change
              in valuation allowance     (12,255)    30,004   (6,587)
             Other                             -        85       349
          ----------------------------------------------------------
          Income taxes                  $    575 $   1,488   $ 2,291

<PAGE 51>
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

          Deferred tax assets:                      1996      1995
          --------------------------------------------------------
                                                    (in thousands)

          Net operating loss carryforwards      $ 77,148  $ 59,043
          Investment tax credit
           carryforwards                           4,500     4,500
          Accounts receivable, due to
           allowance for doubtful accounts         6,667     7,822
          Deferred income                            117        18
          Plant and equipment, differences
           due to depreciation and
           amortization                                -     9,064
          Accruals for the following:
             Workers' Compensation                 9,295     9,151
             Postretirement benefit
              obligation                          29,075    26,398
             Pneumoconiosis                        4,692     4,716
             Reclamation                           1,634     3,506
             Other                                 3,678     3,024
          --------------------------------------------------------
          Total gross deferred assets            136,806   127,242
          Less valuation allowance              (118,985) (124,910)
          --------------------------------------------------------
          Net deferred tax assets              $  17,821 $   2,332


          Deferred tax liabilities:                 1996      1995
          --------------------------------------------------------
                                                    (in thousands)

          Plant and equipment, differences
           due to depreciation and
           amortization                         $(13,924) $(14,376)
          Prepaid pension                         (3,684)   (2,547)
          Advanced royalties, capitalized
           for financial purposes                   (110)     (109)
          Unamortized discount on long-term
           debt for financial purposes              (103)     (127)
          Total gross deferred tax
           liabilities                           (17,821)  (17,159)
          --------------------------------------------------------
          Net deferred tax liability           $       0  $(14,827)

The Company and subsidiaries have available net operating loss carryforwards to reduce future taxable income and investment tax credit carryforwards to offset future taxes payable. The following table illustrates the expiration date and amounts of the net operating loss carryforwards for both regular and minimum taxes:

          Expiration   Regular    Minimum
             Date        Tax        Tax
          ----------------------------------
                   (in thousands)

             1997        $ 2,982          -
             1998          1,735          -
             1999          8,316          -
             2000          8,314          -
          after 2000     205,559    108,192
          ---------------------------------
             Total     $ 226,906  $ 108,192

The Company also has investment tax credit carryforwards of $4,500,000 which expire over the period from 1997 through 2000.

<PAGE 52>
13.   CAPITAL STOCK

The authorized capital stock of the Company consists of 20,000,000 shares of Common Stock and 4,800,000 shares of Series
A, Convertible, Exchangeable Preferred Stock and 200,000 shares of Series B Junior Participating Preferred Stock.

As of December 31, 1996 and 1995, the Company had outstanding 6,965,328 shares of Common Stock and 575,000 shares of Series A Convertible Exchangeable Preferred Stock. The Common Stock and the Preferred Stock constitute all of the Company's voting securities.

In July 1992, the Company sold 2,300,000 Depository Shares, each representing one quarter of a share of Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock") for a total public offering price of $57,500,000. Net proceeds to the Company were $54,528,000. As a result, 575,000 shares of Preferred Stock are outstanding. The Preferred Stock has a liquidation preference equivalent to $25 per depository share and dividends accumulate on the Preferred Stock at 8.5% per annum, equivalent to $2.125 per year per depository share. There are no mandatory sinking fund requirements on the Preferred Stock.

The Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of Common Stock of the Company at a rate equivalent to 1.708 shares of Common Stock for each Depository Share. The Preferred Stock is redeemable at the option of the Company, in whole or in part, from time to time, initially at an amount equivalent to $26.28 per Depository Share, if redeemed during the twelve month period beginning July 1, 1996, and thereafter at prices declining annually to an amount equivalent to $25 per Depository Share on and after July 1, 2002, plus, in each case, an amount equal to the sum of all accrued and unpaid dividends.

The Preferred Stock may be exchanged at the option of the Company, as a whole only, on any dividend payment date commencing July 1, 1996, for 8.5% Convertible Subordinated Exchange Debentures due July 1, 2012 (the "Exchange Debenture") in a principal amount equal to $100 per share of Preferred Stock. The Exchange Debenture, if issued, will be convertible at the option of the holder at any time, unless previously redeemed, into shares of Common Stock at the then applicable conversion rate for the Preferred Stock.

On January 28, 1993 the Company adopted a Shareholder Rights Plan (the "Plan") and declared a distribution under the Plan of one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's Common Stock. In the event that any person or group acquires a 20% or greater position in the Company, each holder of a Right (other than the acquiring person or group) will be entitled to purchase one one-hundredth of one share of Westmoreland Series B Junior Participating Preferred Stock at a per share purchase price of $30, or, in lieu of the Preferred Stock, the number of shares of the Company's Common Stock having a market value at that time of $60. If the Company is acquired in a merger or other business combination transaction, each holder of a Right (other than the acquiring person or group) will be entitled to purchase a number of shares of the acquiring company's common stock having a market value at that time of $60.

The Company can redeem the Rights at a redemption price of $.01 per Right at any time until the tenth business day (subject to extension) after a public announcement that a 20% position has been acquired.
The Board of Directors has the ability to reduce the 20% threshold to not less than 10% prior to the time any person or group acquires a 20% position in the Company. The Rights expire on February 11, 2003.

<PAGE 53>
Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements of the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The nine quarterly dividends which are in arrears (dividend payment dates July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996,
July 1, 1996, October 1, 1996 and January 1, 1997) amount to $10,997,000 in the aggregate ($19.13 per preferred share). Common stock dividends may not be declared until the preferred stock dividends that are in arrears are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or
(2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at December 31, 1996 of $237,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States
Bankruptcy Code, the Company is prohibited from paying dividends, either common or preferred. The Company's Board of Directors will continue to review the payment of quarterly dividends, both common and preferred, as well as the nine preferred stock dividends which are in arrears, in light of the above restrictions and the Company's ongoing circumstances.

14.   INCENTIVE STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS

As of December 31, 1996, the Company had options, stock appreciation rights and restricted stock outstanding from three
Incentive Stock Option and Stock Appreciation Rights Plans.

<PAGE 54>
The plans provide for three types of incentive awards: incentive stock options ("ISOs"), stock appreciation rights ("SARs") and restricted stock. The 1982 and 1985 Plans provide for the granting of ISOs and SARs and the 1995 Plan provides for the granting of ISOs and restricted stock. The 1985 and 1995 Plans also provide for the grant of non-qualified options, if so designated, and contains the terms specified for non-qualified options. A SAR gives the holder the right to receive, without payment to the Company, its "value" in cash. The "value" of an SAR for this purpose will be the excess, if any, of the fair market value of one share of common stock of the Company on the date the right is exercised over the exercise price of the SAR. Restricted stock is an award payable in shares of common stock subject to forfeiture under certain conditions. ISOs granted under the Plans may not have an option price that is less than the fair market value of the stock on the date of grant. ISOs and SARs under the 1982 and 1985 Plans may not be exercised until 2 years from the date of grant as to 50% of the total number granted and as to the remaining 50% not until 3 years from the date of grant; the right to exercise ISOs and SARs terminates after 8 years from the date of grant. Under the 1995 Plan one-fourth of the ISOs granted vest in each of the next four years. The maximum number of shares of the Company's common stock and SARs that may be issued or granted under the Plans is as follows:

                            1982 Plan   1985 Plan  1995 Plan
 Shares of common stock       200,000     400,000    350,000
 Stock appreciation rights    470,000     940,000       -

The 1982 Plan expired on January 4, 1992, and the 1985 Plan expired on January 7, 1995. Therefore, no further ISOs or SARs may now be granted from either plan. Information for 1996, 1995 and 1994 with respect to the Plans is as follows:

                                                                                             Weighted
                                              Issue                   Stock         Stock     Average
                                              Price  Restricted      Option  Appreciation    Exercise
                                              Range       Stock      Shares        Rights       Price
-----------------------------------------------------------------------------------------------------
 Outstanding at December 31, 1993      $ 5.75-18.50           -     430,853        18,445    $  13.29
 Granted on December 19, 1994                  6.50           -     107,458             -        6.50
 Ceased to be exercisable in 1994        5.75-18.50           -    (126,456)       (3,176)      15.08
-----------------------------------------------------------------------------------------------------
 Outstanding at December 31, 1994        5.75-18.50           -     411,855        15,269       10.97
 Granted on December 5, 1995                   2.63       5,000     255,000             -        2.63
 Ceased to be exercisable in 1995        5.75-18.50           -    (120,956)      (12,503)      11.81
-----------------------------------------------------------------------------------------------------
 Outstanding at December 31, 1995        2.63-18.50       5,000     545,899         2,766        6.89
 Ceased to be exercisable in 1996        2.63-18.50           -     (56,342)            -        6.93
-----------------------------------------------------------------------------------------------------
 Outstanding as of December 31, 1996   $ 2.63-18.50       5,000     489,557         2,766        6.88
-----------------------------------------------------------------------------------------------------


Over the periods in which the SARs become exercisable, the Company accrues as expense the amount by which the market price exceeds the various grant prices of the SARs outstanding. This is adjusted in subsequent reporting periods for increases or decreases in the market price of the stock. In 1996, 1995 and 1994 no adjustment was recorded.

The Company applies ABO Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans consistent with the FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                         1996       1995
                                   (in thousands, except
                                      per share data)
   ------------------------------------------------------
   Net Income:
       As reported                 $   33,455  $(91,274)
       Pro forma                   $   33,327  $(91,402)

   Primary earnings per share
       As reported                 $     4.80  $ (13.11)
       Pro forma                   $     4.78  $ (13.12)
   ------------------------------------------------------

<PAGE 55>
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1995: no dividend yield; expected volatility of 124%; risk-free interest rate of 5.59%; and expected life of 8 years.

15.  BUSINESS SEGMENT INFORMATION

The Company's operations have been classified into two segments: coal and services. The coal segment includes the production and sale of coal from the Powder River Basin in eastern Montana. It also includes coal mining operations in the eastern United States which were idled in the third quarter of 1995. The services segments principally includes repair and maintenance services to the power generating industry, including utilities, cogeneration facilities and independent power producers. Summarized financial information by segment for 1996, 1995 and 1994 is as follows:

                                       1996       1995       1994
------------------------------------------------------------------
                                           (in thousands)
Revenues:
   Coal                            $  44,152   $109,114  $ 368,715
   Services                            8,995      2,637        834
   Equity investments                 16,162     15,886      4,609
------------------------------------------------------------------
                                   $  69,309   $127,637  $ 374,158
Operating income (loss):
   Coal                            $  (6,737)  $(92,969) $  16,389
   Services                              734       (612)    (1,735)
   Equity investments                 16,162     15,886      4,609
   Corporate                         (12,497)   (17,865)   (34,481)
------------------------------------------------------------------
                                   $  (2,338)  $(95,560)  $(15,218)
Total assets:
   Coal                            $  46,495  $  62,909  $ 127,676
   Services                           11,061      9,069      3,902
   Equity investments                 71,227     68,742     64,568
   Corporate                          25,188     26,387     33,593
------------------------------------------------------------------
                                   $ 153,971  $ 167,107  $ 229,739
Depreciation, depletion and
  amortization:
   Coal                            $   1,687  $  14,705  $  16,586
   Services                              520        104         52
   Corporate                             129         94        162
------------------------------------------------------------------
                                   $   2,336  $  14,903  $  16,800
Capital expenditures:
   Coal                            $     338  $   2,228  $   5,801
   Services                              241        154         61
   Corporate                              85        541         30
------------------------------------------------------------------
                                   $     664  $   2,923  $   5,892

<PAGE 56>
16.   COMMITMENTS AND CONTINGENCIES

PROTECTION OF THE ENVIRONMENT

The Company believes its mining operations are substantially in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company maintains compliance primarily through maintenance and monitoring activities. WRI has an agreement with its mining contractor, Morrison Knudsen Company, Inc. (a stockholder), which determines the Company's maximum liability for reclamation costs associated with final mine closure. The agreement calls for the Company to pay approximately $1,700,000 over a 15 year period which began in December 1990. All remaining liability is that of customers who are obligated to pay final reclamation costs under provisions of their respective coal sales contracts. Virginia Division mine sites are in idle status and all expected future reclamation obligations have been fully accrued. However, no assurances can be given that the actual costs of required reclamation activities will approximate the amounts accrued.

In 1995 the Company accrued approximately $3,400,000 against earnings in order to comply with environmental regulations applicable to its mining operations. There were no charges against earnings in 1996 or 1994. The entire charge related to idling of the Company's Virginia Division and Pine Branch operations. The Company estimates its total liabilities for reclamation are $4,806,000, all of which have been accrued as of December 31, 1996. No assurance can be given that the amount accrued accurately reflects the actual cost of reclamation activities that may be required. Actual cash paid to perform reclamation in 1996, 1995, and 1994 amounted to $148,000, $895,000 and $553,000, respectively. In addition, assessed reclamation fees imposed by the Federal Surface Mining Control and Reclamation Act of 1977 (the "Surface Mining Act") amounted to approximately $1,707,000, $1,755,000 and $2,414,000 in 1996,
1995 and 1994, respectively.

In the event final reclamation is not performed in accordance with state and federal regulations, the Company has $12,000,000 and $6,481,000 of reclamation bonds in place in Montana and Virginia, respectively, to assure compliance with all applicable regulations.

ADVENTURE RESOURCES, INC.

The Company has both secured and unsecured claims against Adventure Resources, Inc. ("Adventure") in the United States Bankruptcy Court for the Southern District of West Virginia. The secured claims approximate $5,900,000 and are collateralized by first and subordinated liens on certain assets of Adventure. No payments have been received on these claims to date, however, asset recoveries of $3,100,000 were received during 1996 and the Company is seeking to recover certain remaining assets. As of December 31, 1996, all claims against Adventure have been fully reserved due to the uncertainty of collecting all or a portion of the amounts.

LEASE OBLIGATIONS

The Company and its subsidiaries lease coal lands from an affiliated company and other third-parties. Under the terms of these agreements, the Company is subject to minimum annual royalties aggregating $184,000 plus real estate taxes, until the leases expire in 1998.

WRI has an agreement to lease coal reserves from the Crow Tribe of Indians which is in effect until exhaustion of the underlying reserves. This lease requires annual rentals, recoupable minimum royalty and production royalty payments. The royalty rate varies from 6% of the F.O.B. mine price to a 12.5% rate net of all production-based taxes.

Royalties and rentals charged to expense under all lease agreements, including those in effect for WRI, amounted to $3,438,000, $5,844,000 and $17,262,000 in 1996, 1995 and 1994,
respectively.

The Company has operating lease commitments expiring at various dates, primarily for real property and equipment. Minimum rental obligations existing under these leases at December 31, 1996 are as follows:

                        (in thousands)
                    1997            $  366
                    1998               367
                    1999               360
                    2000               270
                    2001               149
                    After 2001           -


17.   TRANSACTIONS WITH AFFILIATED COMPANIES

The Company leases coal lands from Penn Virginia Resources Corporation whose parent company, Penn Virginia Corporation ("Penn Virginia") holds a 10.85% voting interest in the Company at December 31, 1996. Amounts paid to Penn Virginia for royalties on coal were $1,301,000, $5,325,000 and $11,019,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In 1996 and 1995 the Company sold certain mineral leases back to Penn Virginia. Refer to Note 3 to the Consolidated Financial Statements for additional information regarding the sale of these leases.

Westmoreland Resources, Inc., a 80% owned subsidiary, has a coal mining contract with Morrison Knudsen Company, Inc., one of its stockholders. Mining costs incurred under the contract were $16,552,000, $15,719,000 and $15,390,000 in 1996, 1995 and 1994,
respectively.

<PAGE 58>
18.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1996 and 1995 are as follows:

                                    Three Months Ended
                          March 31   June 30  Sept. 30   Dec. 31
----------------------------------------------------------------
                           (in thousands except per share data)
1996
Revenues                  $ 15,507  $ 15,453  $ 16,608  $ 21,741
Costs and expenses          22,798    23,632    22,163    15,000
Unusual charges (credits)(3)     -         -         -    11,896
Gain on the sale of
 assets(1)                   2,441    14,740     3,081     3,976
Net income before
 cumulative effect of
 change in accounting
 principle:
  As originally reported       456    11,065     2,161    24,661
  Adjustments for
   cumulative effect of
   change in accounting for
   pnemoconiosis benefits   13,871         -         -         -
  As adjusted               12,668    10,447     1,543    13,685
Less preferred stock:
 Declared(2)                     -         -         -         -
 In arrears(2)               1,222     1,222     1,222     1,222
Net income (loss) applicable
 to common shareholders     11,446     9,225       321    12,463
Net income (loss) per share
 before cumulative effect of
 change in accounting principle:
  As originally reported      (.11)     1.41       .14      3.36
  Cumulative effect of change
   in accounting for
   pnemoconiosis benefits     1.99         -         -         -
  As adjusted                 1.64      1.32       .05      1.79
Number of common and common
 equivalent shares outstanding
 (weighted average)          6,965     6,965     6,965     6,965
----------------------------------------------------------------
                                    Three Months Ended
                           March 31   June 30 Sept. 30   Dec. 31
----------------------------------------------------------------
                           (in thousands except per share data)
1995
Revenues                  $ 44,865  $ 42,436 $ 22,962  $ 17,374
Costs and expense           53,156    53,274   35,570    14,574
Unusual (charges) credits(3)     -         -  (70,538)    3,915
Gain on sale of assets(1)    9,088         -        -         -
Net income (loss)            1,478   (10,443) (82,987)    5,566
Less preferred stock:
 Declared (2)                1,222     1,222        -         -
 In arrears (2)                  -         -    1,222     1,222
Net income (loss) applicable
 to common shareholders        256   (10,443) (84,209)    3,122
Net income (loss) per share
 applicable to common
 shareholders                  .04     (1.50)  (12.10)      .45
Number of common and common
 equivalent shares outstanding
 (weighted average)          6,959     6,961    6,961     6,965
---------------------------------------------------------------
<PAGE 59>
(1)Refer to Note 3 to the Consolidated Financial Statements for information on the sale of assets.

(2)Refer to the Consolidated Statements of Shareholders' Equity
   (Deficit) and Note 13 to the Consolidated Financial
   Statements.

(3)Refer to Note 4 to the Consolidated Financial Statements for information related to the unusual charges.

19.   SUPPLEMENTARY COAL STATISTICS (UNAUDITED)

Information with respect to the Company's coal reserves is as follows:

                             1996     1995     1994     1993     1992
---------------------------------------------------------------------
Demonstrated coal reserve
 base at year-end
 (thousands of tons)      656,490  680,602  701,047  815,169  966,843
Production tonnage
 (thousands of tons)        5,221    7,784   10,923   10,463   10,405
Average price per ton     $  9.35  $ 15.68  $ 23.24  $ 25.58  $ 25.25
---------------------------------------------------------------------

<PAGE 60>
Independent Auditor's Report

The Board of Directors and Shareholders
Westmoreland Coal Company:

We have audited the accompanying consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westmoreland Coal Company and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company together with its four subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 23, 1996. Although the Company and the subsidiaries are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their businesses as going concerns is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court and the ability to generate sufficient cash from operations and financing sources to meet obligations as they come due. The Company's filing under Chapter 11 raises substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to these matter are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                        KPMG Peat Marwick LLP

Denver, Colorado
March 17, 1997

<PAGE 61>
ITEM 9 -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable.


<PAGE 62>
PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Each of the following persons are now Directors of the Company with a term of office which expires upon the election and qualification of his successor.

Messrs. Killen and Sight were elected at a special meeting of the holders of the depositary shares held in September 1996, pursuant to a provision of the Certificate of Designation for the preferred stock (which is represented by the depositary shares) that required the Company, upon failing to pay preferred stock dividends for six quarterly dividend payment periods, to increase the size of its Board by two and to hold a meeting for the election of two directors by the holders of the depositary shares.

All Directors other than Mr. Killen were elected at the 1996 annual meeting of shareholders. Mr. Sight was elected at the 1996 annual meeting of shareholders and, pursuant to an agreement with the Company, resigned from the board in order to stand for election at the special meeting by the holders of the depositary shares. No family relationships exist among the Directors.

                        Business
                        Experience During         Director
                        Past Five Years           of the     Committee
                        and Other                 Company    Memberships
Name                    Directorships      Age    Since      (1)
---------------------------------------------------------------------------
Pemberton Hutchinson(2) Chairman of the    66     1977       Executive;
                        Board of the                         Compensation
                        Company (January                     and Benefits
                        1992 through June
                        1996); Chief
                        Executive Officer
                        (January 1989
                        through June
                        1993); President
                        of the Company
                        (June 1981 through
                        June 1992)

                        Director of Mellon
                        Bank Corporation,
                        Teleflex,
                        Incorporated and
                        The Pep Boys
------------------------------------------------------------------------
Robert E. Killen (2)    Chairman of the    56     September 1996
                        Board (since April
                        1996) and Chief
                        Executive Officer
                        (since October
                        1991) of The
                        Killen Group,
                        Inc.; Chairman of
                        the Board of
                        Berwyn Financial
                        Services (since
                        October 1991);
                        President of The
                        Killen Group, Inc.
                        (from September
                        1982 to April
                        1996).
---------------------------------------------------------------------------
William R. Klaus (2)    Partner, Pepper,   71     1973       Executive;
                        Hamilton &                           Compensation
                        Scheetz, attorneys                   and Benefits
                                                             (Chairman);
                                                             Audit;
                                                             Independent
                                                             Directors


<PAGE 63>
---------------------------------------------------------------------------
Thomas W. Ostrander (2) Managing Director, 46     1995       Audit;
                        Salomon Brothers                     Independent
                        Inc, investment                      Directors
                        banking firm                         (Chairman);
                        (since 1989);                        Corporate
                        Works with a                         Governance
                        variety of                           (Chairman)
                        domestic and
                        international
                        corporations
                        providing services
                        in the area of
                        capital formation,
                        corporate
                        strategy, mergers
                        and acquisitions
                        and other
                        corporate and
                        financial strategy
                        matters.
---------------------------------------------------------------------------
Christopher K. Seglem(2) Chairman of the    50     1992       Executive
                       Board of Directors
                       (since June 1996)
                       and Chief
                       Executive Officer
                       of the Company
                       (since June 1993);
                       President of the
                       Company (since
                       June 1992); Chief
                       Operating Officer
                       of the Company
                       (June 1992 through
                       June 1993);
                       Executive Vice
                       President of the
                       Company (December
                       1990 through June
                       1992)

---------------------------------------------------------------------------
James W. Sight (2)     Director of United 41     1995       Audit;
                       Recycling                            Independent
                       Industries (since                    Directors;
                       January 1995);                       Corporate
                       Director of U.S.                     Governance
                       Home Corp. (since
                       June 1993); Co-
                       Chairman of the
                       Board of Metro
                       Airlines, Inc.
                       (December 1992
                       through 1995);
                       private investor.

---------------------------------------------------------------------------
Edwin E. Tuttle (2)    Director of        70     1978       Executive;
                       General Accident                     Compensation
                       Insurance Company                    and
                       of America;                          Benefits;
                       Director of                          Audit
                       CoreStates Bank,                     (Chairman);
                       N.A. (until April                    Independent
                       1996); retired                       Directors
                       Vice-Chairman of
                       Elf Atochem of
                       North America,
                       Inc., (a
                       diversified
                       chemical company).
---------------------------------------------------------------------------

(1) See "Information about the Board and Committees" following.

(2) The Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 23, 1996, which proceeding is ongoing at the date of this report. Each of the Directors named above was a Director of the Company, and Mr. Seglem and each of the executive officers named under "Executive Officers of the Registrant" in
  Part I above was an executive officer of the Company, at and within two years before the time of the filing. The Company filed a "pre-packaged" plan of reorganization under Chapter 11 of the United States Bankruptcy Code on November 8, 1994 to facilitate the sale of the assets of a subsidiary, Criterion Coal Company, a portion of the proceeds of the sale of which were to be used to repay maturing long-term debt. The Company's plan of reorganization was confirmed on December 16, 1994 and the Company emerged from bankruptcy on December 22, 1994. Mr. Hutchinson was a Director and an executive officer of the Company within two years before the time of the filing and a Director at the time of the filing. Mr. Seglem was a Director and held the executive offices indicated at and within two years before the time of the filing. In addition, Messrs. Klaus and Tuttle were Directors of the Company at and within two years before the time of the filing and each of the executive officers named under "Executive Officers" below except Mr. Jaeger was an executive officer of the Company at and within two years before the time of the filing.

<PAGE 64>
EXECUTIVE OFFICERS

Below is a table showing the executive officers of the Company, their ages as of March 1, 1997, positions held and year of election to their present offices. No family relationships exist among them. All of the officers are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

Name                           Age    Position              Held Since
----------------------------------------------------------------------
(1) Christopher K. Seglem      50     Chairman of the Board       1996
                                      President and               1992
                                      Chief Executive Officer     1993

(2) Ronald W. Stucki           52     Senior Vice President
                                       -Operations                1992

(3) Theodore E. Worcester      56     Senior Vice President of
                                       Law and Administration     1995
                                      General Counsel and         1992
                                      Corporate Secretary         1996

(4) R. Page Henley, Jr.        61     President Westmoreland
                                       Coal Sales Company         1995

(5) Robert J. Jaeger           48     Senior Vice President of
                                       Finance, Treasurer
                                       and Controller             1996
----------------------------------------------------------------------
(1)Effective January 1988, Mr. Seglem was elected to the positions of Vice President, General Counsel, and Secretary for the Company. In November 1988, he was elected a Senior
   Vice President of the Company. In May 1990, he relinquished the position of Secretary. In December 1990, he was elected an Executive Vice President of the Company, at which time he relinquished the position of General Counsel. In June 1992, he was elected President and Chief Operating Officer, and in December 1992, he was elected a Director of the Company. In
   June 1993, he was elected Chief Executive Officer of the Company, at which time he relinquished the position of Chief
   Operating Officer. In June 1996, he was elected Chairman of the Board. He is a member of the bar of Pennsylvania.

(2)Mr. Stucki was General Manager and Vice President of
   Colorado Westmoreland Inc. (a former wholly-owned subsidiary of the Company) until the operation was sold to Cyprus Coal Company ("Cyprus") in November 1988, where he continued employment and became Vice President of the Colorado and Wyoming operations. He left Cyprus to rejoin the Company as Senior Vice President-Operations in July 1992. Mr. Stucki is a registered professional engineer. Mr. Stucki has resigned from the Company effective April 15, 1997.

<PAGE 65>
(3)Mr. Worcester was elected Vice President & General
   Counsel of the Company in December 1990. In June 1992, he was elected Senior Vice President while retaining his position of General Counsel of the Company. In 1995, he was elected Senior Vice President of Law and Administration and in 1996, Corporate Secretary, in addition to his General Counsel position. He is a member of the bar of Colorado.

(4)Mr. Henley was elected Vice President-Development and Government Affairs in May 1988, which position he held until he was elected Senior Vice President-Development and Government Affairs in May 1990. In June 1992, he was elected Senior Vice President-Government Affairs. In 1993, Mr. Henley was also elected Vice President, General Counsel and Secretary of the Company's WEI subsidiary, and undertook additional duties, including project development. In 1994, Mr. Henley was elected Senior Vice President-Development of the Company, and retained his position as Vice President of the Company's WEI subsidiary. In 1995 Mr. Henley was elected president of Westmoreland Coal Sales Co. and relinquished his position in WEI. He is a member of the bars of West Virginia and Virginia.

(5)Mr. Jaeger held various financial positions at Penn Virginia Corporation from 1976 and was Vice President and Chief Financial Officer when he left in March 1995. He joined Westmoreland Energy, Inc. in April 1995 as Vice President-Finance. He was elected Vice President Finance, Treasurer and Controller of the Company in September 1995. He was elected Senior Vice President-Finance, Treasurer and Controller in February 1996. Mr. Jaeger is a certified public accountant.

INFORMATION ABOUT THE BOARD AND COMMITTEES

The Board of Directors held 13 meetings during 1996. Each director attended more than 75% of the aggregate total number of meetings and of the total number of meetings held by all committees on which he served during the time he was in office.

The Audit Committee of the Board of Directors, composed of Messrs. Tuttle (Chairman), Klaus, Ostrander and Sight, met two times during 1996. This Committee, which reports to the Board of Directors, reviews the adequacy of the Company's internal accounting controls and oversees the implementation of management recommendations. It also reviews with the Company's independent auditors the audit plan for the Company, the internal accounting controls, financial statements and management letter. It also recommends to the Board the selection of independent auditors for the Company.

The Compensation and Benefits Committee of the Board of Directors, composed of Messrs. Klaus (Chairman), Hutchinson and Tuttle, met two times during 1996. This Committee reviews the Company's and its subsidiaries' employee benefit programs and management compensation and it reports its recommendations to the Board of Directors.

The Executive Committee of the Board of Directors, composed of Messrs. Hutchinson, Tuttle, Klaus and Seglem, and the Corporate
Governance Committee, composed of Messrs. Ostrander and Sight, did not meet during 1996.

The Committee of Independent Directors, composed of Messrs. Ostrander (Chairman), Tuttle, Klaus and Sight during this period, met three times during 1996. This Committee is composed of directors who are not and have never been officers or employees of the Company or of Penn Virginia Corporation (see "Transactions with Other Companies" below). It reviews matters involving transactions or issues between the Company and Penn Virginia Corporation, to determine that the terms and conditions of settlement are fair and reasonable to the Company and no less favorable than if negotiated with an unaffiliated company.

<PAGE 66>
The Board of Directors does not have a standing nominating committee.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

To the Company's knowledge, all statements of beneficial ownership required to be filed with the Securities and Exchange
Commission in fiscal 1996 were timely filed.

<PAGE 67>
ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth information for 1996, 1995, and 1994 as to the person who held the position of Chief Executive Officer during 1996 and as to the other four most highly compensated executive officers at the end of 1996 whose total salary and bonus for 1996 exceeded $100,000.

SUMMARY COMPENSATION TABLE(3)

                                                                Long Term
                          Annual Compensation              Compensation Awards
                         -----------------------------------------------------------------
                                                 Other  Restricted      Stock
Name and                                        Annual       Stock    Options   All Other
Principal                                      Compen-    Award(4)   (#Common     Compen-
Positions         Year      Salary  Bonus(1)    sation         ($)    Shares)   sation(2)
------------------------------------------------------------------------------------------
Christopher K.    1996     334,802         0    22,000                      0      13,200
Seglem,           1995     290,004   162,402         0                 75,000      99,973
Chairman of       1994     290,004   203,003         0                 16,000      12,295
the Board,
Chief Executive
Officer and President
------------------------------------------------------------------------------------------
R. Page Henley    1996     175,000         0         0                      0       3,750
Senior Vice       1995     156,169    74,961         0      12,731          0       5,195
President -       1994     156,169    31,234         0                  3,500       3,769
Government
Relations,
President,
Westmoreland
Coal Sales
Company, Inc.
------------------------------------------------------------------------------------------
Robert J.         1996     156,000         0     1,393                      0      83,864
Jaeger,           1995                38,016         0                 20,000       4,206
Senior Vice       1994      84,175(5)    N/A       N/A                    N/A         N/A
President                      N/A
Finance,
Controller and
Treasurer
------------------------------------------------------------------------------------------
Ronald W.         1996     192,577         0     1,271                      0      36,596
Stucki,           1995     180,011    86,405         0                 20,000      38,293
Senior Vice       1994     180,011   108,006         0                 13,000       3,859
President-
Operations
------------------------------------------------------------------------------------------
Theodore E.       1996     179,644         0     4,839                      0       3,750
Worcester,        1995     156,208    74,980         0                 20,000      40,476
Senior Vice       1994     156,208    93,725         0                 13,000       3,784
President of
Law and
Administration
and General
Counsel
-------------------------------------------------------------------------------------------


(1) Of the amounts shown in the bonus column for 1995, 50 percent was paid in the first quarter of 1996. Payment of the remaining 50 percent was deferred until the earliest to occur of (a) such year in which the Company has a positive cash flow from operations or (b) upon sale, merger or liquidation of the Company, provided that the individual is employed by the Company at the time the 50 percent would be paid, or if not employed, such employment was terminated by reason other than voluntary resignation (which would include a decision to not accept relocation of employment), or other than for discharge due to gross or willful misconduct. None of these deferred amounts have been paid.

(2) All Other Compensation for the named executive officers in 1996 consisted of directors' fees, Company contributions to the 401(k) salary savings plan (the "Plan"), one month's salary for relocation, moving expenses and reimbursement for temporary living costs as set forth in the following. Mr. Seglem received directors' fees of $9,450. The Company contributed $3,750 to the Plan during 1996 on behalf of Messrs. Seglem, Stucki, Worcester, and Henley and $3,231 for Mr. Jaeger. One month's salary in the amount of $13,000 was paid Mr. Jaeger in 1996 under the Company's relocation policy. Amounts paid for moving and related expenses on behalf of the named executives were: Mr. Stucki $32,846 and Mr. Jaeger $67,633.

<PAGE 68>
(3) The Company has an Executive Severance Policy, amended with the consent of the participants, which covers certain of the executive officers named above, and provides that in the event of termination of such person's employment with the Company or its subsidiaries for reasons set forth in the Policy, or from a change-in-control of the Company, as defined in the Policy, such executive officer will be entitled to a severance award. This award shall include an amount equal to twice the executive officer's annual average cash compensation, defined as the greater of the annualized base salary at the time of severance plus the amount of bonus awarded (including amount deferred) in that year or the annual average of the executive officer's most recent five calendar years of base salary and bonus awarded (including amount deferred), including the year of termination. The severance award will be paid in approximately equal monthly installments over a period of 24 months following the date of termination, unless the executive officer elects to receive the present value of his total severance, including the present value of executive benefits, in a lump sum cash distribution at the time of termination.

(4) Mr. Henley was granted 5,000 shares of restricted stock under the Westmoreland Coal Company 1995 Long-Term Incentive Stock Plan. These shares are valued in the table at the closing price of the Company's common stock on the date of grant, December 5, 1995, and are treated like other shares of common stock for the purpose of the payment of dividends. At
  December 31, 1996, the aggregate restricted stock holdings of all officers named in the table were 5,000 shares, valued at $5,000, based on the closing price of the Company's common stock on December 23, 1996, the last day on which the Company's common stock was traded on the New York Stock Exchange in 1996. These shares ceased to be restricted on January 1, 1997. Neither the grant of the restricted stock nor his vesting in the stock required any consideration to be paid by Mr. Henley.

(5) Mr. Jaeger was hired April 17, 1995.

The following table presents information regarding the number of unexercised options to purchase common shares and the number of unexercised stock appreciation rights at December 31, 1996:

                Aggregated Option/SAR Exercises in the last Fiscal Year and FY-
                                        End Option/SAR Values

--------------------------------------------------------------------------------
                            Number of Securities        Value of Unexercised
                           Underlying Unexercised           In-the-Money
                                 Options at                  Options at
                              December 31, 1996           December 31, 1996
--------------------------------------------------------------------------------
Name                     Exercisable  Unexercisable  Exercisable  Unexercisable
Christopher K. Seglem    129,947       64,250        -0-          -0-
Ronald W. Stucki          43,500       21,500        -0-          -0-
Theodore E. Worcester     43,500       21,500        -0-          -0-
R. Page Henley            27,796        1,750        -0-          -0-
Robert J. Jaeger           5,000       15,000        -0-          -0-
--------------------------------------------------------------------------------

No member of the named executive officer group exercised any options during 1996, or held any unexercised SARs as of December
31, 1996.

<PAGE 69>
RETIREMENT PLAN

The Company sponsors a Retirement Plan (the "Plan") for eligible employees of the Company and its subsidiaries to which employees make no contributions. All employees whose terms and conditions of employment are not subject to collective bargaining and who work 1,000 or more hours per year are eligible for participation in the Plan. Eligible employees become fully vested after five years of service, or in any event, upon attaining age 65.

In general, the Plan provides for payment of annual retirement benefits to eligible employees equal to 1.2% of any employee's average annual salaried compensation (over the sixty most highly compensated consecutive months of employment) plus .5% of such average annual compensation in excess of the employee's pay used to determine Social Security retirement benefits ("covered compensation") for each year of service to a maximum of 30 years. The plan also provides for disability benefits and for reduced benefits upon retirement prior to the normal retirement age of 65.

No amounts are included in the salary compensation column of the Summary Compensation Table above in respect of Plan contributions by the Company and its subsidiaries because the Plan is a qualified defined benefit plan. Based on the most recent actuarial valuation, dated December 31, 1996, no contribution is required or permitted to this Plan for 1996, due to the full funding limitations imposed under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The basis upon which benefits are computed is a straight-life annuity; payments are available in other forms on an actuarially reduced basis equivalent to a straight-life annuity. Benefit amounts set forth in the table below are not subject to any deduction for Social Security benefits or other offset amounts.

The following table shows estimated annual retirement benefits, which are representative of an employee currently age 65 whose salary remained unchanged during his or her last five years of employment and whose benefit will be paid for the life of the employee:

                               Annual Benefit for
          Compensation     Years of Service Credited
          -----------------------------------------------
                               10        20    30 or more
          -----------------------------------------------
          $25,000       $   3,000 $   6,000   $     9,000
           50,000           7,204    14,408        21,612
          100,000          15,704    31,408        47,112
          150,000          24,204    48,408        72,612
          200,000          32,704    65,408        98,112
          250,000          41,204    82,408       123,612
          300,000          49,704    99,408       149,112
          -----------------------------------------------
Years of service credited under the Plan for the following individuals as of December 31, 1996 are: Mr. Seglem-16 years, Mr. Stucki-17 years, Mr. Worcester-6 years, Mr. Henley- 13 years, and Mr. Jaeger- 2 years.

The current compensation covered by the Plan for any named executive officer in the Summary Compensation Table is that amount reported in the Salary column, subject to limitations imposed by the Internal Revenue Code.

<PAGE 70>
The annual benefit presented in the above table reflects the inclusion of a Supplemental Executive Retirement Plan (the "SERP"), established by the Company, effective January 1, 1992, which currently covers all the executive officers named above. Senior management and certain other key individuals are eligible to participate in the SERP.

To become vested in the SERP, a participant must attain age 55 and generally complete 10 years of service. The SERP is a non-qualified plan which supplements the Retirement Plan because of Internal Revenue Code limits on annual compensation that may be considered in determining a participant's annual benefit and the amount of annual benefit payable to the participant. Bonus amounts are included in a participant's compensation under the SERP, although excluded under the Retirement Plan. Benefits are payable out of the Company's general assets, and shall commence and be payable at the same time and in the same form as the Retirement Plan.

COMPENSATION OF DIRECTORS

Through May 1996 the attendance fee for the Chairman of the Board of Directors was $1,300, for each committee chairman was $750 and for each director attending a Board or committee meeting was $650. Beginning with the Board of Directors meeting in June 1996, the attendance fee for the Chairman of the Board of Directors was decreased to $1,250, the attendance fee for each committee chairman was increased to $1,250, and the attendance fee for each director attending a Board or committee meeting was increased to $1,000. At the June 1996 meeting of the Board of Directors, Mr. Hutchinson, who retired as Chairman at that meeting received his fee at the previous rate of $1,300 and Mr. Seglem, who was elected as Chairman of the Board of Directors at that meeting, received his fee at the new rate of $1,250. The attendance fees paid to Mr. Seglem are included in the All Other Compensation column of the Summary Compensation Table.

Throughout 1996, the annual retainer fee to each outside director was $15,000, of which $9,000 was paid in cash, and the $6,000 remaining could be used to purchase stock of the Company, or at the director's election could also be paid in cash. None of the Directors received the $6,000 portion of this fee due to the Company's filing under Chapter 11 of the United States Bankruptcy Code on December 23, 1996.

Mr. Hutchinson retired as an employee of the Company as of December 31, 1993. For the period January 1, 1994, to the Annual Meeting of Shareholders in 1996, he agreed to provide consulting services to the Board of Directors as it might request, for which he received $1,250 per month. Such services also included advice with respect to matters of corporate strategy and shareholder relationships. Mr. Hutchinson also received benefit payments from the Company's SERP in 1996 (see discussion under Retirement Plan, supra) although such payments have been suspended as a result of the Company's Chapter 11 proceeding.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN
COMPENSATION DECISIONS

Mr. Lennox K. Black served on the Compensation and Benefits Committee until May 10, 1996, and Messrs. Halsey and Klaus served on the Committee until June 12, 1996. Thereafter, the members of the Compensation and Benefits Committee were Messrs. Klaus, Hutchinson and Tuttle. Mr. Black is Chairman of the Board and, through May 7, 1996, was also Chief Executive Officer of Penn Virginia Corporation. See discussion under Item 13 below. There were no other compensation committee interlocks or insider participation in compensation decisions affecting executive officers.

<PAGE 71>
No member of this Committee was an officer or employee of the Company. No executive officer of the Company served either as a member of the compensation committee or as a director of a company, one of whose executive officers served on the Company's Compensation and Benefits Committee, or as a member of the compensation committee of a company, one of whose executive officers served as a Director of the Company.

COMPENSATION & BENEFITS COMMITTEE REPORT ON EXECUTIVE
COMPENSATION

In determining the compensation for the Company's Chief Executive
Officer for the year ended December 31, 1996, the Compensation &
Benefits Committee considered quantitative, qualitative and comparative factors.

Quantitative factors considered included (i) the continued progress in implementing the plan to dispose of underperforming and non-core assets, most significantly, the sale of nearly all of the Virginia Division assets and the relinquishment of certain coal reserves to Penn Virginia Corporation, resulting in significant proceeds to the Company in excess of $19 million and the transfer to others of certain reclamation and post-retirement medical liabilities, (ii) achieving through two separate transactions increased ownership, from 60% to 80%, of the stock of Westmoreland Resources, Inc. ("WRI"), thereby permitting consolidation for tax purposes providing in turn a substantial improvement in the return to the Company on its investment in WRI through the application of the Company's net operating loss carryforwards to reduce Federal income taxes on WRI's earnings,
(iii) significant improvements at WRI resulting in aggregate coal sales near the maximum projected production capacity of the Absaloka Mine through 1999; (iv) completion of the planned transition of Westmoreland Energy, Inc. from a development-oriented company to one with a focus on maximizing the value of its existing assets over the long term; (v) initiating and conducting exhaustive negotiations with UMWA benefit funds for the purpose of seeking a negotiated settlement of certain retiree benefit obligations, the interim result of which was a timely filing under Chapter 11 of the United States Bankruptcy Code;
(vi) increased capacity utilization of the Dominion Terminal Associates facility resulting in a positive cash flow; and (vii) implementation of certain programs designed to reduce medical benefit costs together with continued reductions in other overhead costs for items such as insurance, corporate office expense and corporate headquarters staff.

The qualitative factors considered included uncontrollable factors affecting the Company's performance, the Chief Executive Officer's knowledge of and experience with the Company's operations, his leadership qualities affecting the Company's relationships with shareholders, consultants, advisors, customers, suppliers, employees, collective bargaining organizations and the communities within which the Company has operations, his overall management abilities, initiatives and planning for the future and his extraordinary efforts put forth by means of diligence, hard work and exceptionally long hours.

Comparative factors considered were compensation paid to chief executive officers of comparably sized companies, and particularly of those of companies in the coal and independent power industries and work-out situations.

<PAGE 72>
With respect to the other named executive officers, the Committee considered the quantitative and comparative factors mentioned above, as well as the evaluations by Mr. Seglem of the officers' performances including the fact that the corporate headquarters is performing the same functions as it has in previous years with a substantial reduction in personnel.

Although these factors were considered for purposes of determination of base salary, no base salary increases were granted to any of the named executives in 1996 due to the Company's financial and operational position and the need to conserve cash during the year.

The Company has a program designed to compensate management for performance and results and to place a substantial portion of the total compensation package "at risk." The bonus program recognizes the critical and difficult circumstances within which the company is currently operating, thereby requiring performance and results to be evaluated on strategic, as well as financial, criteria. Retention of key management personnel during this difficult period is a major objective of this bonus program. Also, the Committee believes that stock options are an important feature of executive compensation. Stock option awards made to executive officers are designed to align the interests of management more closely with those of the shareholders of the Company by increasing stock ownership by management. Nevertheless, due to the Company's financial and operational position in early 1997 when the 1996 bonus and stock option decisions were made, no bonuses were declared or paid and no stock options were awarded for 1996 to any of the named executive officers.

The Committee believes that the combination of bonuses and grants of stock options is important in attracting and retaining senior management of the caliber to best serve the Company, and will consider paying bonuses and granting stock options when, in the judgment of the Committee, the Company's financial, operating and legal position permits.



                                   William R. Klaus, Chairman
                                   Pemberton Hutchinson
                                   Edwin E. Tuttle

<PAGE 73>
PERFORMANCE GRAPH

The Performance Graph compares the cumulative total shareholder return on the Company's common stock for the five-year period December 31, 1991 through December 31, 1996 with the cumulative total return over the same period of the Standard & Poor's 500 Stock Index and the companies comprising the Dow Jones Coal Index.

                       (Printer Insert Graph)

     - The S&P 500 index rose from $100 at 12/31/91 to $203 at
       12/31/96.

     - Westmoreland Coal Company dropped from $100 at 12/31/91 to
       $1.00 at 12/31/96.

     - The Dow Jones Coal index rose from $100 at 12/31/91 to
       $150 at 12/31/96.


     * $100 invested on 12/31/91 in stock or index including reinvestment of dividends. Calculated on the basis of the Company's fiscal year which ends December 31, except that the calculation of the cumulative total return on the Company's common stock at December 31, 1996 is based on the reported last sale price on December 23, 1996, the last day of 1996 on which the stock was traded on the New York Stock Exchange.

NOTE: The companies comprising the DJ COAL INDEX were Pittston
Minerals Group, Penn Virginia Corporation, Addington Resources
(through December 20, 1996), Zeigler Coal Holding Company and
Cyprus AMAX Minerals.

<PAGE 74>
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

SHARE OWNERSHIP

Except as set forth in the following table, no person or entity known to the Company beneficially owned more than 5% of the Company's voting securities as of January 31, 1997:

                                   Number of Shares and Nature of Beneficial  Ownership(1)
                                  -------------------------------------------------------
Name and Address of            Common    Percentage of    Depositary      Percentage of
Beneficial Owner                Stock     Common Stock        Shares    Depositary Shares
First Union Corporation       406,700 (2)        5.8 %
One First Union Center
Charlotte, NC 28288

Alvin Hoffman                 187,700 (3)        8.2 %
c/o Makefield Securities Corp.
6699 NW 2nd Ave. Unit 416
Boca Raton, FL 33487

The Killen Group, Inc.        913,905 (4)       13.1 %
1189 Lancaster Avenue
Berwyn, PA 19312

Lawndale Capital                                              172,500 (5)      7.5 %
   Management, Inc.
One Sansome Street, Suite 3900
San Francisco, CA 94104

Riverside Capital
   Advisers, Inc.                                             663,800 (6)     28.9 %
2320 Northeast 9th Street
Suite 300
Fort Lauderdale, FL 33304

Ryback Management Corp.                                       183,100 (7)      8.0 %
7711 Carondelet Ave. Suite 700
P.O. Box 16900
St. Louis, Missouri 63105

James W. Sight                379,000 (8)        5.4 %
8500 College Boulevard
Overland Park, KS 66210

Wynnefield Partners           492,700 (8)        7.1 %
Small Cap Value LP
One Penn Plaza, Suite 4720
New York, NY 10119

(1) Based on information contained in filings made with the Securities and Exchange Commission ("Commission") or reported to the Company by the respective shareholders. Except as indicated below, the Company is informed that the respective beneficial owners have sole voting power and sole dispositive power with respect to the shares shown opposite their names.

<PAGE 74>
(2) Shares held by a subsidiary, First Union Bank, in a fiduciary capacity for its customers.

(3) Includes 57,600 shares that Mr. Hoffman holds as a personal investment and 130,100 shares that he holds on behalf of clients in discretionary accounts. Mr. Hoffman reports that he does not hold voting power with respect to the 130,100 shares.

(4) Includes 502,400 shares held by The Berwyn Fund, 35,000 shares held by Focus Limited Partners and 376,505 shares held in managed accounts by The Killen Group, Inc. In addition, 20,300 and 34,367 depositary shares are held by Berwyn Income Fund and in managed accounts by The Killen Group, Inc., respectively, which shares are convertible into 34,672 and 58,698 common shares, respectively. The Killen Group, Inc. reports that it does not hold voting power over the shares it holds in managed accounts. Robert E. Killen, the President and sole shareholder of The Killen Group, Inc. also reports that his spouse owns 50,000 shares common stock as a personal investment.

(5) Includes 82,800 shares over which Lawndale Capital Management, LLC and Mr. Andrew E. Shapiro report having shared voting and dispositive power, 6,900 shares over which Mr. Shapiro reports having sole voting and dispositive power, and 71,600 and 11,200 shares over which affiliated partnerships Diamond A Partners, L.P. and Diamond A Investors, L.P., respectively, report having shared voting and dispositive power.

(6) Shares held in customer accounts for which Riverside Capital
  Advisers, Inc. provides investment advice.

(7) Shares held in a fiduciary capacity for its clients, including shares held by Lindner Investment Series Trust, an affiliated registered investment company.

(8) See Notes 6 and 11 to following table.

(9) Includes 10,000 shares held by Channel Partnership II, L.P., an affiliated partnership. Wynnfield Partners Small Cap Value, L.P. reports that Messrs. Nelson Obus and Joshua Landes, as general partners of that partnership, hold sole voting and dispositive power with respect to 482,7000 of such shares and that Mr. Obus holds the same such powers with respect to the 10,000 shares held by Channel Partnership II, L.P.

<PAGE 76>
The following table sets forth information as of February 14, 1997 unless otherwise indicated concerning stock ownership of individual directors and named executive officers, and of the executive officers and directors of the Company as a group:

                            Number of Shares and Nature of Beneficial Ownership (1)
Names of Directors,
Named Executive Officers                     Percentage of  Depositary     Percentage of
and Persons as a Group      Common Stock    Common Stock(2)   Shares    Depositary Shares(2)
Pemberton Hutchinson            4,600 (6)             -        3,200            -
Robert E. Killen              963,905 (8)          13.8 %     54,667 (9)      2.4 %
William R. Klaus                7,500 (6)             -            -            -
Thomas W. Ostrander             3,681 (6)             -            -            -
Christopher K. Seglem         139,773 (3)(5)        2.0 %        358 (4)        -
James W. Sight                379,000 (6)(10)       5.4 %          -            -
Edwin E. Tuttle                20,273 (6)             -            -            -
R. Page Henley                 43,550 (3)(5)(7)       -            -            -
Robert J. Jaeger                5,000 (5)             -            -            -
Ronald W. Stucki               43,833 (3)(5)          -          300 (4)        -
Theodore E. Worcester          50,279 (3)(5)          -            -            -
Directors and Executive Officers
 of the Company as a Group   1,661,412(3)(5)(6)(7) 23.9 %     58,525          2.5 %

(1) This information is based on information furnished to the Company by individual directors and executive officers. Except as indicated below, the Company is informed that the respective beneficial owners have sole voting power and sole dispositive power with respect to the shares opposite their names.

(2) Percentages of less than 1% are indicated by a dash.

(3) Includes shares held at December 31, 1996 by Mellon Bank as
  Trustee of the Westmoreland Coal Company and Affiliated
  Companies Employees' Savings/Retirement Plan vested as follows: Mr. Seglem-9,786, Mr. Stucki-333, Mr. Henley-10,754, and Mr. Worcester-6,779; shares vested in the directors and executive officers as a group totaled 27,652.

(4) Represents shares held at December 31, 1996 by Mellon Bank as
  Trustee of the Westmoreland Coal Company and Affiliated
  Companies Employees' Savings/Retirement Plan. Shares vested in the directors and executive officers as a group totaled
  658.

(5) Includes shares which may be purchased under the 1982 and 1985 Westmoreland Incentive Stock Option and Stock Appreciation Rights Plans as follows: Mr. Seglem-129,947, Mr. Stucki-43,500, Mr. Henley-27,796, Mr. Jaeger-5,000 and Mr. Worcester-43,500; shares which may be purchased under these Plans for the group as a whole totaled 249,743.

(6) Includes shares which may be purchased under the 1991 Non-Qualified Stock Option Plan for Non-Employee Directors as follows: Messrs. Klaus and Tuttle-7,500 each; Mr. Hutchinson-3,000; Messrs. Ostrander and Sight-1,500 each; in total - 21,000.

<PAGE 77>
(7) Includes 5,000 shares of restricted common stock granted to Mr. Henley under the Westmoreland Coal Company 1995 Long-Term Incentive Stock Plan. These shares are treated like other shares of common stock for the purpose of payment of dividends. They ceased to be restricted on January 1, 1997.

(8) Includes 50,000 shares owned by Mr. Killen's spouse and 922,558 shares owned by The Killen Group, Inc., of which Mr. Killen is President and sole shareholder, and affiliated investment funds and partnerships. Of the 922,558 shares, 376,505 shares are held in managed accounts over which The Killen Group, Inc. does not have voting power.

(9) Includes 34,367 shares held in managed accounts by The Killen
  Group, Inc., over which The Killen Group, Inc. does not have voting power, and 20,300 shares held by Berwyn Income Fund.

(10)Includes 7,500 shares held by Mr. Sight's spouse.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases coal reserves and land on which the Company has built coal preparation plants and other structures from Penn Virginia Resources Corporation ("PVRC"), a wholly-owned subsidiary of Penn Virginia Corporation, of which Mr. Black (who served on the Company's Board until May 10, 1996) is Chairman of the Board and, through May 7, 1996, was also Chief Executive Officer. During 1996 the Company paid royalties under these leases in the amount of $1,314,964. The Company believes that at the time the leases of coal reserves and land were entered into with PVRC, and when certain of their terms were renegotiated pursuant to the provisions thereof, the leases were on terms fair and reasonable to the Company and no less favorable to the Company than if the leases were from unaffiliated companies.

In May 1996, the Company relinquished certain coal reserves to Penn Virginia Corporation for which it received a cash payment of $10,700,000 and an 18-month option to purchase Penn Virginia's 16% ownership interest in Westmoreland Resources, Inc. for $3,000,000. That option was exercised by the Company on October 1, 1996. The Company also received assignable access rights from Penn Virginia to the Company's Stone Mountain reserves, a tract of underground reserves owned in fee by the Company. In concurrent transactions, unaffiliated parties assumed certain of the Company's environmental reclamation and remediation obligations in exchange for coal reserves. These transactions were on terms considered fair and reasonable to the Company and no less favorable than if negotiated with an unaffiliated company.

<PAGE 78>
PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K

a) 1. The financial statements filed herewith are the Consolidated Balance Sheets of the Company and subsidiaries as of December 31, 1996 and December 31, 1995, and the related Consolidated Statements of Operations, Shareholders' Equity (Deficit) and Cash Flows for each of the years in the three-year period ended December 31, 1996 together with the related Notes and the Summary of Significant Accounting Policies which are contained on pages F-1 through F-40, inclusive.

 2.  The financial statement schedule (Schedule II) - Valuation
     Accounts filed herewith is included at the end of this report.

 3. The following exhibits are filed herewith as required by Item 601 of Regulation S-K:

    (2) Plan of acquisition, reorganization, arrangement, liquidation or succession
      (a)Westmoreland's Plan of Reorganization was confirmed by an order of the United States Bankruptcy Court for the District of Delaware on December 16, 1994, and upon complying with the conditions of the order, Westmoreland emerged from bankruptcy on December 22, 1994. A copy of the confirmed Plan of Reorganization was filed as an Exhibit to Westmoreland's Report on Form 8-K filed December 30, 1994, which is incorporated herein by reference thereto.

    (3)(a)Articles of Incorporation: Restated Certificate of Incorporation, filed with the Office of the Secretary of State of Delaware on February 21, 1995 and filed as
          Exhibit 3(a) to Westmoreland's 10-K for 1994 which
          Exhibit is incorporated herein by reference.

           (b)  Bylaws, as amended on June 11, 1996.

     (4) Instruments defining the rights of security holders

      (a)Certificate of Designation of Series A Convertible Exchangeable Preferred Stock of the Company defining the rights of holders of such stock, filed July 8, 1992 as an amendment to the Company's Certificate of Incorporation, and filed as Exhibit 3(a) to Westmoreland's Form 10-K for 1992 and which Exhibit is incorporated herein by reference.

      (b)Form of Indenture between Westmoreland and Fidelity Bank, National Association, as Trustee relating to the Exchange Debentures. Reference is hereby made to
          Exhibit 4.1 to Form S-2 Registration 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which
          Exhibit is incorporated herein by reference.

      (c)Form of Exchange Debenture Reference is hereby made to
          Exhibit 4.2 to Form S-2 Registration 33-47872 filed May
          13, 1992, and Amendments 1 through 4 thereto, which
          Exhibit is incorporated herein by reference.

<PAGE 79>
      (d)Form of Deposit Agreement among Westmoreland, First Chicago Trust Company of New York, as Depository and the holders from time to time of the Depository Receipts. Reference is hereby made to Exhibit 4.3 to Form S-2 Registration 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

      (e)Form of Certificate of Designation for the Series A Convertible Exchangeable Preferred Stock. Reference is hereby made to Exhibit 4.4 to Form S-2 Registration 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

      (f)Specimen certificate representing the common stock of Westmoreland, filed as Exhibit 4(c) to Westmoreland's Registration Statement on Form S-2, Registration No. 33-1950, filed December 4, 1985, is hereby incorporated by reference.

      (g)Specimen certificate representing the Preferred Stock.
          Reference is hereby made to Exhibit 4.6 to Form S-2
          Registration 33-47872 filed May 13, 1992, and
          Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

      (h)Form of Depository Receipt. Reference is hereby made to Exhibit 4.7 to Form S-2 Registration 33-47872 filed
          May 13, 1992, and Amendments 1 through 4 thereto, which
          Exhibit is incorporated herein by reference.

      (I)In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K, Westmoreland hereby agrees to furnish to the Commission, upon request, copies of all other long-term debt instruments.

     (10)Material Contracts

      (a)On January 5, 1982, the Board of Directors of Westmoreland adopted a Management by Objectives Plan ("MBO Plan") for senior management. A description of this MBO Plan is set forth on page 9 of Westmoreland's definitive proxy statement dated March 31, 1982, which description is incorporated herein by reference thereto.

      (b)Westmoreland Coal Company 1982 Incentive Stock Option and Stock Appreciation Rights Plan--Reference is hereby made to Exhibit 10(b) to Westmoreland's Annual Report on Form 10-K for 1981 (SEC File #0-752), which Exhibit 10(b) is incorporated herein by reference thereto.

      (c)Westmoreland Coal Company 1985 Incentive Stock Option and Stock Appreciation Rights Plan--Reference is hereby made to Exhibits 10(d) to Westmoreland's Annual Report on Form 10-K for 1984 (SEC File #0-752), which Exhibit 10(d) is incorporated herein by reference thereto.

      (d)In 1990, the Board of Directors established an Executive Severance Policy for certain executive officers, which provides a severance award in the event of termination of employment. Reference is hereby made to Exhibit 10(h) to Westmoreland's Annual Report on Form 10-K for 1990 (SEC File #0-752), which Exhibit 10(h) is incorporated herein by reference thereto.

<PAGE 80>
      (e)Westmoreland Coal Company 1991 Non-Qualified Stock Option Plan for Non-Employee Directors - Reference is hereby made to Exhibit 10(i) to Westmoreland's Annual Report on Form 10-K for 1990 (SEC File #0-752), which
          Exhibit 10(i) is incorporated herein by reference thereto.

      (f)Effective January 1, 1992, the Board of Directors established a Supplemental Executive Retirement Plan ("SERP") for certain executive officers and other key individuals, to supplement Westmoreland's Retirement Plan by not being limited to certain Internal Revenue Code limitations. A description of this SERP is set forth on page 11 of Westmoreland's definitive proxy statement dated June 9, 1992, which description is incorporated herein by reference thereto.

      (g)Amended Coal Mining Agreement between Westmoreland Resources, Inc. and Crow Tribe of Indians, dated November 26, 1974, as further amended in 1982, filed as Exhibit (10)(a) to Westmoreland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, is incorporated by reference thereto.

      (h)Amendment and Restatement of Virginia Lease between
          Penn Virginia Resources Corporation and Westmoreland, effective as of July 1, 1988, as further amended May 6, 1992, filed as Exhibit 10(b) to Westmoreland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, is incorporated by reference thereto.

      (i)Acquisition Agreement, dated May 6, 1992 by and among Westmoreland, Penn Virginia Resources Corporation and Penn Virginia Equities Corporation, including as Exhibit A thereto, a form of agreement to be executed by the parties on the Closing Date described therein, filed as Exhibit 10(d) to Westmoreland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, is incorporated by reference thereto.

      (j)Agreement dated July 9, 1992 by and among Westmoreland, Penn Virginia Resources Corporation and Penn Virginia Equities Corporation, with respect to (i) registration rights granted to Penn Virginia, (ii) the number of directors which Penn Virginia for a period of two years may designate to be elected to Westmoreland's Board of Directors and (iii) other conditions, as set forth therein, which is discussed in Item 13 of Westmoreland's Form 10-K for 1992.

      (k)Agreement dated October 9, 1992 by and among Westmoreland, Penn Virginia Resources Corporation and Penn Virginia Equities Corporation amending and modifying prior agreements by and among the parties as set forth therein, which is discussed in Item 13 of Westmoreland's Form 10-K for 1992 which is incorporated herein by reference.

      (l)Effective February 1, 1995, the Board of Directors established a Long-Term Incentive Stock Plan for officers and other salaried employees of Westmoreland and its subsidiaries, subject to shareholder approval. A description of this Plan is set forth in Westmoreland's definitive proxy to be dated on or before April 28, 1995, which description is incorporated herein by reference thereto.

<PAGE 81>
      (m)On July 28, 1994, the Company reached a definitive agreement to sell the assets of its wholly-owned subsidiary, Criterion Coal Company and its affiliates to CONSOL of Kentucky, Inc. The sale was consummated on December 22, 1994, upon complying with the order of the Bankruptcy Court for the District of Delaware, on which date the Company emerged from bankruptcy. Reference is hereby made to an Exhibit to Westmoreland's Annual Report on Form 10-K for 1994, which Exhibit is incorporated herein by reference thereto.

      (n)Agreement dated June 29, 1995 by and among Westmoreland and Penn Virginia Equities with respect to amending the Termination date of the July 9, 1992 agreement among the same parties regarding registration rights. Reference is hereby made to Exhibit 10(n) to Westmoreland's Annual Report on Form 10-K for 1995, which Exhibit 10(n) is incorporated herein by reference thereto.

    (18) Letter Re: Change in Accounting Principle

    (21) Subsidiaries of the Registrant

    (23) Consent of Independent Certified Public Accountants

    (27) Financial Data Schedule

    (99) WEI Project Chart

b)  Reports on Form 8-K.

    (1) On October 1, 1996, the Company filed a report on Form 8-K. The report announced completion of a non-cash transaction for the transfer of ownership of several of its Virginia Division operations. The Company also announced that it had increased its ownership in Westmoreland Resources, Inc. from 60% to 80% through completion of separate transactions with Morrison Knudsen and Penn Virginia Corp.

    (2)  On December 20, 1996, the Company filed a report on
          Form 8-K. The report contained several items with include: (i) Announcement that the Company had been unable to reach agreement with the UMWA Benefits Funds (the "Funds") over settlement of long term obligations to those entities. (ii) Announcement of an emergency hearing in Virginia on November 29, 1996 where the UMWA Benefits Funds were denied their request for a temporary restraining order requiring the Company to immediately resume paying 1992 Benefit Plan beneficiary expenses. (iii) Announcement that a Federal District Court in Virginia denied the 1992 Benefit Plans' request for a preliminary injunction to cause the Company to resume paying 1992 Benefit Plan beneficiary expenses. (iv) Announcement that Sheffield, Olson & McQueen, Inc. ("SOMI") had been retained as the third party administrator to process medical claims on behalf of certain of its retirees, active employees and dependents. (v) Announcement that since Company initiated discussions with UMWA Pension and Benefit Funds remain unsuccessful the Company was forced to examine alternatives, including Court protection under Chapter 11 of the U.S. Bankruptcy Code.

<PAGE 82>
    (3)  On December 23, 1996, the Company filed a report on
          Form 8-K. The Company announced that it and four of its subsidiaries had filed for protection under Chapter
          11 of the Federal Bankruptcy Code in Colorado.
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WESTMORELAND COAL COMPANY


Date:     March 26, 1997         By: /s/ Robert J. Jaeger
                                     ------------------------
Robert J. Jaeger
                                     Senior Vice President of
                                     Finance, Treasurer and
                                     Controller
                                     (Principal Financial and
                                     Accounting Officer)




Signature                        Title                Date
-----------------------------------------------------------------------
Principal Executive
Officer:
                                 Chairman of the
                                 Board,
                                 President, and
/s/ Christopher K. Seglem        Chief Executive
-------------------------        Officer              March 26, 1997
Christopher K. Seglem

Directors:

/s/ Pemberton Hutchinson         Director             March 26, 1997
------------------------
Pemberton Hutchinson

/s/ William R. Klaus             Director             March 26, 1997
------------------------
William R. Klaus

/s/ Robert E. Killen             Director             March 26, 1997
------------------------
Robert E. Killen

/s/ Edwin E. Tuttle              Director             March 26, 1997
------------------------
Edwin E. Tuttle

/s/ Thomas W. Ostrander          Director             March 26, 1997
------------------------
Thomas W. Ostrander

/s/ James W. Sight               Director             March 26, 1997
------------------------
James W. Sight

<PAGE 84>
INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Westmoreland Coal Company:



Under date of March 17, 1997, we reported on the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996, which report appears in the December 31, 1996, Annual Report on Form 10-K of Westmoreland Coal Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule II - Valuation Accounts.  This financial statement
schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Westmoreland Coal Company and subsidiaries referred to above contains an explanatory paragraph that states that the Company's bankruptcy filing under Chapter 11 of the United States Bankruptcy Code raises substantial doubt about the entity's ability to continue as a going concern. The financial statement schedule included in the Annual Report on Form 10-K for 1996 does not include any adjustments that might result from the outcome of this uncertainty.


                                        KPMG Peat Marwick LLP

Denver, Colorado
March 17, 1997

<PAGE 85>
                                                      Schedule II

           WESTMORELAND COAL COMPANY AND SUBSIDIARIES

                       Valuation Accounts
          Years ended December 31, 1996, 1995, and 1994
-------------------------------------------------------------------------
                        Balance at    Deductions       Other  Balance at
                         beginning      credited  deductions      end of
                           of year   to earnings         (B)        year
-------------------------------------------------------------------------
                                            (in thousands)
Year ended December 31, 1996:

         Allowance for   $  10,313       (3,449)     (1,000)  $    5,864  (A)
          doubtful accounts
-------------------------------------------------------------------------

Year ended December 31, 1995:

         Allowance for  $   20,371         (967)     (9,091)   $  10,313  (A)
          doubtful accounts
-------------------------------------------------------------------------

Year ended December 31, 1994:

         Allowance for  $   28,530       (2,738)     (5,421)   $  20,371  (A)
          doubtful accounts
-------------------------------------------------------------------------

Amounts above include current and non-current valuation accounts.

(A)  Includes reserves of $5,864,000, $7,798,000 and $17,054,000 as of December 31, 1996, 1995 and 1994, respectively, netted against Other Assets in the Company's Consolidated Balance Sheets. Also includes reserves of $2,515,000 and $3,317,000 as of December 31, 1995 and 1994, respectively for doubtful notes receivable.

(B) These deductions represent the reserves associated with assets sold to third parties.

<PAGE 86>
                                                 EXHIBIT (3) (3)B


                   WESTMORELAND  COAL  COMPANY

                     (DELAWARE  CORPORATION)

                             BYLAWS

ARTICLE  I
SHAREHOLDERS

SECTION  1.    Meetings

          (a) Annual Meeting. Unless otherwise fixed by the Board of Directors, the annual meeting of shareholders for the election of Directors and for other business shall be held on the first Tuesday of May in each year, or, if that day is a legal holiday, on the next following business day.

          (b) Special Meetings. Special meetings of the shareholders may be called at any time by the chief executive officer, or a majority of the Board of Directors, or the holders of at least one-fifth of the shares of stock of the Company outstanding and entitled to vote.

          (c) Place. Meetings of the shareholders shall be held at such place in Colorado Springs, Colorado (where the company will maintain an office at which it may keep its books to the extent permitted by law) as may be fixed by the Board of Directors in the notice of meeting.

SECTION  2.    NOTICE

               Written notice of the time and place of all
          meetings of shareholders and of the purpose of    each
          special meeting of shareholders shall be     given to
          each shareholder entitled to vote thereat    at least
          ten days before the date of the meeting,     unless a
          greater period of notice is required by      law in a
          particular case.

SECTION  3.    VOTING

          (a) Voting Rights. Except as otherwise provided herein, or in the Certificate of Incorporation, or by law, every shareholder shall have the right at every shareholders' meeting to one vote for every share standing in his name on the books of the Company which is entitled to vote at such meeting. Every shareholder may vote either in person or by proxy.
<PAGE 87>
          (b) Number of Directors. The number of directors shall be six, provided, however, that upon the occurrence of a Director Event and the resignation of any director with whom a Director Service Agreement exists, the number of directors shall be reduced accordingly (not including directors that are elected or are to be elected by the vote of a separate class or series of the Company's capital stock). A "Director Event" shall mean the following events: (1) an announcement by the Company that it will exchange its 8 and 1/2% Convertible Subordinated Exchange Debentures due July 1, 2012 for the Company's outstanding Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock"); (2) a reduction in the aggregate liquidation preference of outstanding Preferred Stock to an amount of less than $5,000,000, whether by reason or redemption, exchange, purchase, conversion or otherwise; or
               (3) if the Company shall have failed to declare and pay or set apart for payment in full the dividends accumulated on the outstanding shares of Preferred Stock for any six quarterly dividend payment periods, whether or not consecutive.

1
SECTION  4.    QUORUM AND REQUIRED VOTE

               The presence, in person or by proxy, of the
          holders of a majority of the outstanding shares of stock of the Company entitled to vote at a meeting shall constitute a quorum. If a quorum is not present no business shall be transacted except to adjourn to a future time. Except as may otherwise be provided in these Bylaws, in the Certificate of Incorporation or by law, directors shall be elected by
          the affirmative votes of a plurality of      the votes
          of the shares present in person or by   proxy at the
          meeting, and in all other matters,      the affirmative
          vote of a majority of the shares   present in person or
          by proxy at the meeting shall      be the act of the
          shareholders.


                           ARTICLE  II
                            DIRECTORS

SECTION  1.    TERM OF OFFICE

          Each director elected at an annual meeting of the shareholders shall hold office until his successor is elected and has qualified or until his earlier resignation or proper removal.

SECTION  2.    POWERS

          The business of the Company shall be managed by the Board of Directors which shall have all powers conferred by law and these bylaws. The Board of Directors shall elect, remove and suspend officers, determine their duties and compensations, and require security in such amounts as it may deem proper.

<PAGE 88>
SECTION  3.    MEETINGS

          (a) Regular Meetings. Regular meetings shall be held at such times as the Board shall designate by resolution. Notice of the regular meetings need not be given.

          (b) Special Meetings. Special meetings of the Board may be called at any time by the chief executive officer and shall be called by him upon the written request of one-third of the directors. Written notice of the time, place and the general nature of the business to be transacted at each special meeting shall be given to each director at least three days before such meeting.

          (c) Place. Meetings of the Board of Directors shall be held at such place in or out of Delaware as the Board may designate or as may be designated in the notice calling the meeting.

SECTION  4.    QUORUM

          A majority of all the directors in office (but not less than one-third of the number fixed by these bylaws) shall constitute a quorum for the transaction of business at any meeting. The vote of the majority of the directors present at any meeting at which a quorum is present shall be the act of the Board of Directors.

SECTION  5.    VACANCIES

          Vacancies in the Board of Directors shall be filled by vote of a majority of the remaining members of the Board though less than a quorum. Such election shall be for the balance of the unexpected term or until a successor is duly elected by the shareholders and has qualified.


                           ARTICLE III
                       EXECUTIVE COMMITTEE

The Board of Directors by resolution of a majority of the number of directors fixed by these bylaws may designate three or more directors to constitute an executive committee, which, to the extent provided in such resolution, shall have and may exercise all the authority of the Board of Directors except to amend the Company's bylaws. If an executive committee is so designated, it will elect one of its members to be its chairman.
                           ARTICLE  IV
                            OFFICERS

SECTION  1.    ELECTION

          At its first meeting after each annual meeting of the shareholders, the Board of Directors shall elect a President, Treasurer, and Secretary, and such other officers as it deems advisable. Any two or more offices may be held by the same person except for the offices of President and Secretary.

SECTION  2.    CHAIRMAN AND PRESIDENT

          (a) If the Board in its discretion determines that there shall be a Chairman, he may be the chief executive officer of the Company and shall preside at all meetings of the Board and of the shareholders. In such event the President shall be the chief operating officer, responsible to the Chairman, with such duties as the Board of Directors or the Chairman shall from time to time prescribe, and he shall exercise the powers and perform the duties of the Chairman during the Chairman's absence or inability to act.

          (b) When the office of Chairman is not filled, or when the Chairman is not the chief executive officer, the President shall be the chief executive officer.

          (c) In the event the President shall be the chief executive officer, the Board may designate an Executive Vice President or Senior Vice President as chief operating officer. In the absence of such designation, the President shall also be the chief operating officer.

          (d) Except as the Board of Directors may otherwise prescribe by resolution, the chief executive officer shall have general supervision over the business and operations of the Company and may perform any act and execute any instrument for the conduct of such business and operations.

SECTION  3.    OTHER OFFICERS

          The duties of the other officers shall be those usually related to their offices, except as otherwise prescribed by resolution of the Board of Directors.

SECTION  4.    GENERAL

          (a) In the absence of the Chairman and President, any officer designated by the Board shall exercise the powers and perform the duties of the chief executive officer or the chief operating officer or both.

<PAGE 89>
          (b) Except as otherwise determined by resolution of the Board of Directors, the Vice Chairman, President or any Executive Vice President or Senior Vice President may execute any instrument for the conduct of the Company's business and operations.

SECTION  5.    AGENTS

          The chief executive officer or any officer or employee authorized by him may appoint, remove or suspend agents or employees of the Company and may determine their duties and compensation.

                           ARTICLE  V
                         INDEMNIFICATION

SECTION  1.    RIGHT TO INDEMNIFICATION

          The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, either civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer or supervisor or manager of the corporation or a constituent corporation absorbed in a consolidation or merger, or while a director, officer or supervisor or manager of the corporation is or was serving at the request of the corporation or a constituent corporation absorbed in a consolidated or merger, as a director, officer or supervisor or manager of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, whether or not the indemnified liability arises or arose from any threatened, pending or completed action by or in the right of the corporation to the extent that such person is not otherwise indemnified and to the extent such indemnification is not prohibited by applicable law.

SECTION  2.    ADVANCE OF EXPENSES

               Expenses incurred by a director, officer or supervisor or manager of the corporation in defending a civil or criminal action, suit or proceeding, shall be paid by the corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the director, officer or supervisor or manager to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the corporation.

<PAGE 91>
SECTION  3.    PROCEDURE FOR DETERMINING PERMISSIBILITY

          The procedure for determining the permissibility of indemnification under the standards contained in this
          Article V (including the advance of expenses) shall be that set forth in Section 145(d) of the Delaware General Corporation Law, provided that, if there has been a change in control of the corporation between the time of the action or failure to act giving rise to the claim for indemnification and such claim, and at the option of the person seeking indemnification, the permissibility of indemnification shall be determined by independent legal counsel selected jointly by the corporation and the person seeking indemnification.
          The reasonable expenses of any director, officer or supervisor or manager in prosecuting a successful claim for indemnification, and the fees and expenses of any special legal counsel engaged to determine permissibility of indemnification, shall be borne by the corporation.

SECTION  4.    CONTRACTUAL OBLIGATION

          The obligations of the corporation to indemnify a director, officer or supervisor or manager under this
          Article V, including the duty to advance expenses, shall be considered a contract between the corporation and such director, officer or supervisor or manager and no modification or repeal of any provision of this
          Article V shall affect, to the detriment of the director, officer or supervisor or manager, such obligations of the corporation in connection with a claim based on any act or failure to act occurring before such modification or repeal.

SECTION  5.    INDEMNIFICATION NOT EXCLUSIVE: INURING OF BENEFIT

          The indemnification and advance of expenses provided by this Article V shall not be deemed exclusive of any other right to which one indemnified may be entitled, both as to action in his official capacity and as to action in another capacity while holding such office, and shall inure to the benefit of the heirs, executors and administrators of any such person.

SECTION  6.    INSURANCE AND OTHER INDEMNIFICATION

          The Board of Directors shall have the power to (i) authorize the corporation to purchase and maintain, at the corporation's expense, insurance on behalf of the corporation and on behalf of others to the extent that power to do so has not been prohibited by applicable law, and (ii) give other indemnification to the extent permitted by law.

                           ARTICLE  VI
                     CERTIFICATES  OF  STOCK

SECTION  1.    SHARE CERTIFICATES

          Every shareholder of record shall be entitled to a share certificate representing the shares held by him. Every share certificate may bear the corporate seal and the signature of the Chairman or President or a Vice President, and Secretary or Assistant Secretary, or the Treasurer or an Assistant Treasurer of the Company, or may bear a facsimile corporation seal, a facsimile signature of the Chairman or President, the signature of the Secretary or any Assistant Secretary, or Treasurer or an Assistant Treasurer of the Company and the signature of a transfer clerk.

<PAGE 92>
SECTION  2.    TRANSFERS

          Shares of stock of the Company shall be transferable on the books of the Company only by the registered holder or by duly authorized attorney. A transfer shall be made only upon surrender of the share certificate. The Board of Directors may fix a record date to determine the voting and other rights of shareholders to the extent permitted by law.


                          ARTICLE  VII
                           AMENDMENTS

These bylaws may be changed at any regular or special meeting of the Board of Directors by the vote of a majority of all the directors in office or at any annual or special meeting of shareholders by the vote of the holders of a majority of the outstanding stock entitled to vote. Notice of any such meeting of the Board of Directors or of shareholders shall set forth the proposed change or a summary thereof.

                                                       EXHIBIT 18


March 27, 1997



WESTMORELAND COAL COMPANY
2 North Cascade Avenue
14th Floor
Colorado Springs, CO 80903

Ladies and Gentlemen:

We have audited the consolidated balance sheets of Westmoreland
Coal Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996, and have reported thereon under date of March 17, 1997. The aforementioned consolidated financial statements and our audit report thereon are included in the Company's annual report on Form 10-K for the year ended December 31, 1996. As stated in
Note 9 to those financial statements, the Company changed its method of accounting for Pneumoconiosis Benefits to recognize all actuarial gains or losses related to the pneumoconiosis benefit obligation in the period in which they occur. The note states the newly adopted accounting method is preferable in the circumstances because all impacted employees have been terminated from the Company and it more appropriately reflects the funded status of the obligation.
In accordance with your request, we have reviewed and discussed with Company officials the circumstances and business judgment and planning upon which the decision to make this change in the method of accounting was based.

With regard to the aforementioned accounting change, authoritative criteria have not been established for evaluating the preferability of one acceptable method of accounting over another acceptable method. However, for purposes of Westmoreland Coal Company's compliance with the requirements of the Securities and Exchange Commission, we are furnishing this letter.

Based on our review and discussion, with reliance on management's business judgment and planning, we concur that the newly adopted method of accounting is preferable in the circumstances.

Very truly yours,



KPMG Peat Marwick LLP



                                                       EXHIBIT 21
For the year ended December 31, 1996:


          Subsidiary Name                    State of
                                             Incorporation
          ---------------------------------------------
          ECC Leasing Corp.                  Delaware
          Kentucky Criterion Coal Company    Delaware
          Mountain Electric, Inc.            Delaware
          Pine Branch Mining Co.             Delaware
          Roda-Dendron Coal Company          Delaware
          Triport Tool Corporation           Delaware
          WEI - Fort Lupton, Inc.            Delaware
          WEI - Indiana, Inc.                Delaware
          WEI - Rensselaer, Inc.             Delaware
          WEI - Roanoke Valley, Inc.         Delaware
          Westmoreland Coal Company          Delaware
          Westmoreland Coal Sales Company    Delaware
          Westmoreland Energy, Inc.          Delaware
          Westmoreland Resources, Inc.       Delaware
          Westmoreland Terminal Company      Delaware
          Westmoreland - Altavista, Inc.     Delaware
          Westmoreland - Buena Vista, Inc.   Delaware
          Westmoreland - Corona, Inc.        Delaware
          Westmoreland - Covington, Inc.     Delaware
          Westmoreland - Fort Drum, Inc.     Delaware
          Westmoreland - Franklin, Inc.      Delaware
          Westmoreland - Greeley, Inc.       Delaware
          Westmoreland - Hopewell, Inc.      Delaware
          Westmoreland - Metro East, Inc.    Delaware
          The Corona Group, Inc.             Delaware
          Corona Power Maintenance, Inc.     Delaware
          Corona Power Services, Inc.        Delaware
          Westmoreland Technical
          Service, Inc.                      Delaware
          Corona Energy Corp.                Delaware
          Cleancoal Terminal Co.             Delaware
          Criterion Coal Co.                 Delaware
          Deane Processing Co.               Delaware
          Eastern Coal and Coke Co.          Pennsylvania


                                                       EXHIBIT 23


Consent of Independent Certified Public Accountants





The Board of Directors
Westmoreland Coal Company:



We consent to incorporation by reference in the Registration Statements (Nos. 2-90847 and No. 33-33620) on Form S-8 of Westmoreland Coal Company of our reports dated March 17, 1997, relating to the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996, and the related schedule, which reports appear in the December 31, 1996, annual report on Form 10-K of Westmoreland Coal Company.

Our report dated March 17, 1997, contains an explanatory paragraph that states that the Company's bankruptcy filing under Chapter 11 of the United States Bankruptcy Code raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of that uncertainty.





                                        KPMG Peat Marwick LLP





Denver, Colorado
March 26, 1997

EXHIBIT 99

PROJECT STATUS SUMMARY


Project        Ft. Drum     Altavista     Hopewell    Southampton
-----------------------------------------------------------------
              Watertown     Altavista     Hopewell    Southampton
Location:      New York      Virginia     Virginia      Virginia
-----------------------------------------------------------------
Status:      Operational   Operational  Operational   Operational
-----------------------------------------------------------------
Gross
Megawatt       55.5 MW        70 MW        70 MW         70 MW
Capacity:
-----------------------------------------------------------------
WEI Equity
Ownership:      1.25%         30.0%        30.0%         30.0%
-----------------------------------------------------------------
Electricity    Niagara       Virginia     Virginia      Virginia
Purchaser:      Mohawk        Power        Power         Power
-----------------------------------------------------------------
                             The Lane    Firestone
Steam Host:                  Company,      Tire &      Hercules,
               US Army         Inc.      Rubber Co.       Inc.
-----------------------------------------------------------------
Fuel Type:       Coal          Coal         Coal          Coal
-----------------------------------------------------------------
Fuel         Cyprus Amax   Westmoreland United Coal   United Coal
Supplier:      Coal Co.    Coal Company   Company       Company
-----------------------------------------------------------------
Commercial
Operations
Date:            1989          1992         1992          1992
-----------------------------------------------------------------



                                           Roanoke      Roanoke
Project       Ft. Lupton    Rensselaer    Valley I     Valley II
-----------------------------------------------------------------
                                           Weldon        Weldon
Location:     Ft. Lupton    Rensselaer      North        North
               Colorado      New York     Carolina      Carolina
-----------------------------------------------------------------
Status:      Operational   Operational   Operational  Operational
-----------------------------------------------------------------
Gross
Megawatt        290 MW        81 MW        180 MW        50 MW
Capacity:
-----------------------------------------------------------------
WEI Equity
Ownership:      4.49%         50.0%         50.0%        50.0%
-----------------------------------------------------------------
                Public
Electricity   Service of     Niagara      Virginia      Virginia
Purchaser:     Colorado       Mohawk        Power        Power
-----------------------------------------------------------------
              Rocky Mtn.                                 Patch
Steam Host:    Produce,                 Patch Rubber     Rubber
                 Ltd           BASF        Company      Company
-----------------------------------------------------------------
Fuel Type:   Natural Gas   Natural Gas      Coal          Coal
                Thermo     Western Gas
-----------------------------------------------------------------
Fuel            Fuels,      Marketing,   TECO Coal/    TECO Coal/
Supplier:        Inc.          Ltd         CONSOL        CONSOL
-----------------------------------------------------------------
Commercial
Operations
Date:            1994          1994         1994          1995
-----------------------------------------------------------------