Form 10-Q
period 1997-03-31
WESTMORELAND COAL CO
filed 1997-05-13
CIK 106455

FORM 10-Q

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  March 31, 1997

                                  OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from __________ to ___________

                        Commission File Number
                                 0-752

                       WESTMORELAND COAL COMPANY
             (Debtor-in-Possession as of December 23, 1996)
          ---------------------------------------------------
        (Exact name of registrant as specified in its charter)

           DELAWARE                                         23-1128670
        --------------                                     -----------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                  Identification No.)

2 North Cascade Avenue, 14th Floor
Colorado Springs, Colorado                                       80903
----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, area code                  719-442-2600

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1997:  6,965,328

<PAGE 2>
                    PART I - FINANCIAL INFORMATION

                                ITEM 1
                         FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS


                                          March 31,      December 31,
                                               1997              1996
                                                  (Unaudited)

                                                 (in thousands)

Assets
Current assets:
   Cash and cash equivalents            $    18,341      $      8,791
   Receivables:
       Trade                                  5,064             4,667
       Other                                  1,226             2,218
                                          ---------         ---------
                                              6,290             6,885

   Inventories                                  698               688
   Other current assets                         608               726
                                          ---------         ---------
       Total current assets                  25,937            17,090

Property, plant and equipment:
       Land and mineral rights               11,028            11,028
       Plant and equipment                  117,468           137,873
                                          ---------         ---------
                                            128,496           148,901
       Less accumulated depreciation
         and depletion                       88,055           106,201
                                          ---------         ---------
                                             40,441            42,700

Investment in independent power
  operations                                 51,258            51,386
Investment in Dominion Terminal
  Associates (DTA)                           19,504            19,841
Workers' compensation bond                    9,200             9,960
Prepaid pension cost                         11,921            11,021
Other assets                                  2,028             1,973
                                          ---------         ---------
       Total Assets                     $   160,289       $   153,971
                                         ==========        ==========

See accompanying notes to condensed consolidated financial statements.

<PAGE 3>

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)


                                           March 31,      December 31,
                                                1997              1996
                                                   (Unaudited)

                                                  (in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term
  debt                                  $        453    $         443
   Accounts payable and accrued
     expenses:
      Trade                                    3,251              847
      Taxes, other than income taxes           3,777            3,437
      Other accrued expenses                   2,616            1,588
      Reclamation costs                          590              590
                                           ---------        ---------
   Total current liabilities                  10,687            6,905

Liabilities subject to compromise            135,634          136,191
Long-term debt, less current
  installments                                   807              881
Accrual for reclamation costs, less
  current portion                              4,216            4,216
Accrual for pneumoconiosis benefits            1,324              127
Other liabilities                                540              261

Minority interest                              5,485            5,153

Commitments and contingent
  liabilities

Shareholders' equity:
   Preferred stock of $1.00 par value
     Authorized 5,000,000 shares;
     Issued 575,000 shares                       575              575
   Common stock of $2.50 par value
     Authorized 20,000,000 shares;
     Issued 6,965,328 shares                  17,402           17,402
   Other paid-in capital                      94,641           94,641
   Accumulated deficit                      (111,022)        (112,381)
                                           ---------        ---------
   Total shareholders' equity                  1,596              237

Total Liabilities and
  Shareholders' Equity                  $    160,289    $     153,971
                                          ==========       ==========

See accompanying notes to condensed consolidated financial statements.


<PAGE 4>

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF INCOME


                                                      (Unaudited)
Three Months Ended March 31,                         1997       1996*
                                                 (in thousands except
                                                    per share data)
Revenues:
   Coal                                       $    12,458  $   10,552
   Services                                         1,927       1,576
   Independent power - equity in earnings           3,735       4,232
                                                ---------   ---------
                                                   18,120      16,360

Cost and expenses:
   Cost of coal sold                               10,907      11,387
   Cost of sales - services                         2,140       2,098
   Depreciation, depletion and amortization           652         509
   Selling and administrative                       1,795       2,618
   Heritage costs                                   1,729       3,630
   Pension benefit                                   (900)       (854)
                                                ---------   ---------
                                                   16,323      19,388

Operating income (loss)                             1,797      (3,028)

   Gains (losses) on the sales of assets             (905)      2,441
   Interest expense                                  (145)       (125)
   Interest income                                    324         396
   Other income                                     1,210       1,400
                                                ---------   ---------
Income before reorganization item,
  income tax expense
  (benefit), minority interest and
  cumulative effect of change
  in accounting principle                           2,281       1,084

   Reorganization legal and consulting fees           750           -
   Income tax expense (benefit)                      (160)        317
   Minority Interest                                  332         311
   Cumulative effect of change in
     accounting principle                               -     (14,372)
                                                ---------   ---------
Net income                                          1,359      14,828
Less preferred stock dividends in arrears          (1,222)     (1,222)
                                                ---------   ---------
Net income (loss) applicable to common
  shareholders                                $       137  $   13,606
                                               ==========  ==========
Net income (loss) per share applicable to
  common shareholders:
    Before cumulative effect of change in
      accounting principle                            .02        (.11)
    Cumulative effect of change in
      accounting principle                              -        2.06
                                                ---------   ---------
                                                      .02        1.95
                                               ==========  ==========
Weighted average number of common shares
  outstanding                                      6,965        6,965

See accompanying notes to condensed consolidated financial statements.

* Certain amounts have been reclassified to conform to the current presentation.
<PAGE 5>

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (Unaudited)
Three Months Ended March 31,                         1997        1996
                                                     (in thousands)
Cash flows from operating activities:
Net income                                     $    1,359  $   14,828
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Cumulative effect of change in accounting
    for pneumoconiosis benefits                         -     (14,372)
  Equity in earnings from independent
    power projects                                 (3,735)     (4,232)
  Cash distributions from independent
    power projects                                  3,889       2,705
  Depreciation, depletion and
    amortization                                      652         509
 (Gains) losses on the sales of assets                905      (2,441)
  Minority interest in WRI's income                   332         311
  Changes in assets and liabilities, net of
    non-cash transactions:
    Accounts receivable, net of allowance
      for doubtful accounts                           875        (719)
    Inventories                                       (10)        156
    Accounts payable and accrued expenses           3,773      (2,781)
    Income taxes payable                                -      (2,841)
    Accrual for workers' compensation                (167)     (1,338)
    Accrual for postretirement medical costs          536       2,568
    Accrual for pneumoconiosis benefits             1,197      (1,658)
    Other liabilities                                 (35)      4,023
    Other                                            (844)       (961)
Net cash provided by (used in) operating        ---------   ---------
  activities                                        8,727      (6,243)

Cash flows from investing activities:
   Fixed asset  additions                             (15)       (137)
   Increase in notes receivable                         -        (222)
   Net proceeds from sales of assets                  902       2,441
                                                ---------   ---------
Net cash provided by investing activities             887       2,082
Cash flows from financing activities:
   Repayment of long-term debt                        (64)       (789)
   Dividends paid to minority shareholders              -        (440)
                                                ---------   ---------
Net cash used in financing activities                 (64)     (1,229)

Net increase (decrease) in cash and cash
  equivalents                                       9,550      (5,390)
Cash and cash equivalents, beginning of
  period                                            8,791      11,711
                                                ---------   ---------
Cash and cash equivalents, end of period       $   18,341  $    6,321
                                                =========   =========

Supplemental disclosures of cash flow information:

Cash paid during the period for interest       $       31  $      227

See accompanying notes to condensed consolidated financial statements.


<PAGE 6>
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Notes contained herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements filed on Form 10-K for the year ended December 31, 1996. The financial information contained in this Form 10-Q is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature.

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

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all of the possible consequences of the ongoing Chapter 11 reorganization cases. Specifically, the condensed consolidated financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization cases or the effect of any changes which may be made in connection with the Debtor Corporations' capitalization or operations resulting from a plan of reorganization. Costs incurred related to the reorganization in the first quarter of 1997 were approximately $750,000 and were immaterial in 1996. The Debtor Corporations have not filed a plan of reorganization as of March 31, 1997, but expect to file one in the near term.

Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the condensed consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

LIABILITIES SUBJECT TO COMPROMISE

The filing of the Chapter 11 cases by the Debtor Corporations (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all prepetition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date. In accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization under the Bankruptcy Code"), the following table sets forth the liabilities of the Company subject to compromise as of March 31, 1997 and December 31, 1996:
<PAGE 7>
                                    March 31, 1997 December 31, 1996
--------------------------------------------------------------------
 Trade and other liabilities       $     8,318,000  $      8,318,000
 Long-term debt                          1,607,000         1,607,000
 1974 UMWA Pension Trust                13,800,000        13,800,000
 Workers' compensation                  26,432,000        27,339,000
 1992 UMWA Benefit Plan                 28,115,000        28,115,000
 1993 Wage Agreement Plan               44,794,000        44,619,000
 Other postretirement benefits          12,568,000        12,393,000
--------------------------------------------------------------------
      Total                         $  135,634,000    $  136,191,000
====================================================================

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

<PAGE 8>
Following the Petition Date, the Trustees of the 1992 Plan commenced an adversary proceeding against the Company requesting that the Bankruptcy Court: (a) enter a permanent injunction requiring the Company to "reinstate" its individual employer plan for those beneficiaries who were eligible and were receiving benefits under the individual employer plan as of February 1, 1993 and who retired before October 1, 1994, and their dependents; (b) enter a declaratory judgment that the pre-funding premiums and monthly per-beneficiary premiums that arise under the 1992 Plan constitute "taxes" and administrative liabilities of the estate; and (c) enter an injunction requiring all of the Debtor Corporations to pay these pre-funding premiums and monthly per-beneficiary premiums under the 1992 Plan as and when statements are submitted by the Trustees. The Company has filed answers and counterclaims in the Bankruptcy Court vigorously opposing this requested relief.

The Trustees of the 1992 Plan have filed a motion with the Bankruptcy Court requesting that the Bankruptcy Court enter summary judgment in their favor with respect to substantially all of the relief requested in the above-referenced adversary proceeding. The Company has filed pleadings in the Bankruptcy Court opposing this motion. The Bankruptcy Court held a hearing on May 8, 1997 and took the matter under advisement. The Court also set aside September 17-19 for trial of any issues not resolved by summary judgment.

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

<PAGE 9>
Although the Company has not commenced any litigation with the Combined Benefit Fund regarding the validity of any security interest of the Combined Benefit Fund arising under the Pledge Agreement, the Company anticipates it likely will maintain that the Combined Benefit Fund does not hold any allowed secured claims under the Pledge Agreement. The Company expects that the Combined Benefit Fund will dispute any such contention.

1993 WAGE AGREEMENT PLAN. The 1993 Wage Agreement between the Company and the UMWA requires the Company to establish and provide benefits under an individual employer plan for certain retirees. The Company currently provides such benefits through its individual employer plan. The 1993 Benefit Plan is a multiemployer benefit plan providing health care benefits to specified beneficiaries entitled to such benefits under bargaining agreements, where employers fail to provide such benefits through their individual employer plan, as required under such agreements. The Company's liabilities under the 1993 Benefit Plan, whether provided under the Company's individual employer plan or by the 1993 Plan, are shown as subject to compromise, by virtue of the provisions of Bankruptcy Code sections 1113 and 1114, which authorizes the rejection of collective bargaining agreements and modification of such benefits subject to terms and conditions specified therein, respectively. The Company estimates the present value of the Company's liabilities, after the effect of the unrecognized net loss of $3,767,000, to the 1993 Plan total approximately $44,794,000. The Company believes that for bankruptcy purposes the sum of these amounts, $48,561,000, comprise the present value of the liability subject to compromise.

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

<PAGE 10>
2.   CONTINGENCIES

WESTMORELAND ENERGY, INC. ("WEI") - WEI PROJECT CONTINGENCIES

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

<PAGE 11>
ROVA I PROJECT - WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership's principal customer contracted to purchase the electricity generated by ROVA I under a long-term contract. In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of the provisions of the contract dealing with the payment of the capacity purchase price when the facility experiences a forced outage day. A forced outage day is a day when ROVA I experiences an interruption in the facility's ability to generate electrical output. The ROVA Partnership believes that the customer is required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated allowed annual number. The customer asserts that it is not required to do so.

From May 1994 through March 31, 1997, Virginia Power withheld approximately $13,721,000 of these capacity payments during periods of forced outages. To date, the Company has not realized any income on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, The ROVA Partnerships filed a complaint against Virginia Power seeking damages of at least $5,700,000, contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the court granted this motion. The ROVA Partnerships filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss the ROVA Partnerships' amended complaint. In November 1995, Virginia Power filed with the court a motion for summary judgment, and a hearing on the motion was held in early December 1995. In late January 1996, the court denied Virginia Power's motion for summary judgment. Virginia Power filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted Virginia Power's second summary judgment motion and effectively dismissed the complaint. The ROVA partnership has appealed the Court's decision granting summary judgment. The matter is pending before the Virginia Supreme Court. Regardless of the outcome, the Company believes Roanoke Valley I will operate profitability and generate positive cash flows. No earnings were recognized by WEI in 1995 or 1996 for payments withheld by the customer relating to forced outage days.

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

3.   CAPITAL STOCK

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements of the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The ten quarterly dividends which are in arrears (dividend payment dates July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996,
July 1, 1996, October 1, 1996, January 1, 1997 and April 1, 1997)
amount to $12,219,000 in the aggregate ($21.26 per preferred share). Common stock dividends may not be declared until the preferred stock dividends that are in arrears are made current.

<PAGE 12>
There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at March 31, 1997 of $1,596,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, the Company is prohibited from paying dividends, either common or preferred.


<PAGE 13>
                              ITEM 2
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1996 TO
MARCH 31, 1997

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

The Company believes that cash generated from existing operations and the proceeds from the sale of its non-operating assets are not sufficient to meet these Fund liabilities and that substantial value would be lost if the Company liquidated, including that of its tax loss carryforwards.

The Chapter 11 filings raise substantial doubt about the Company's ability to continue as a going concern. However, the condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all of the consequences of the ongoing Chapter 11 reorganization cases. Specifically, the condensed consolidated financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization cases or the effect of any changes which may be made in connection with the Debtor Corporations' capitalization or operations resulting from a plan of reorganization. The Debtor Corporations have not filed a plan of reorganization as of March 31, 1997, but expect to file one in the near term. No assurances can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the condensed consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position.

<PAGE 14>
LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $8,727,000 in the first quarter of 1997. Cash used by operating activities was $6,243,000 in the first quarter of 1996. The increase in cash is due to the non-payment of prepetition claims which resulted from the automatic stay associated with the bankruptcy filing described in Note 1. The Company also continues to reduce costs associated with its idled Virginia Division assets.

Cash provided by investing activities was $887,000 and $2,082,000 in the first quarter of 1997 and 1996, respectively. Included in the first quarter of 1997 were cash proceeds of $902,000 relating to sales of various pieces of equipment from the idled Virginia Division. Included in the first quarter of 1996 were cash proceeds of $2,441,000 for the sale of coal reserves to Ark Land Company. Fixed asset additions were $15,000 and $137,000 in the first quarter of 1997 and 1996 respectively.

Cash used in financing activities totaled $64,000 and $1,229,000 in the first quarter of 1997 and 1996, respectively. Repayment of long-term debt amounted to $64,000 and $789,000 in the first quarter of 1997 and 1996, respectively.

Consolidated cash and cash equivalents at March 31, 1997 totaled $18,341,000. As a result of the Chapter 11 bankruptcy filings, the Company is not allowed to consolidate the individual cash balances for each filed subsidiary. As of March 31, 1997, the cash balances at the filed subsidiaries were: Westmoreland Resources, Inc. - ("WRI") $6,151,000; Westmoreland Coal Sales Company - $323,000; Westmoreland Terminal Company - $1,001,000; and Westmoreland Energy, Inc. - $5,486,000. The cash balance for Westmoreland Coal Company was $5,085,000. As of December 31, 1996, the cash balances at the filed subsidiaries were: Westmoreland Resources, Inc. -$3,095,000; Westmoreland Coal Sales Company - $26,000; Westmoreland Terminal Company - $403,000; and Westmoreland Energy, Inc. - $1,701,000. The cash balance for Westmoreland Coal Company was $3,028,000. The fluctuation in cash balances between December 31, 1996 and March 31, 1997 is attributable to periodic asset sales, semi-annual distributions at an independent power project and operational cash flow.

The Company's cash and cash equivalents are not restricted as to use or disposition under the normal course of business, except for the bankruptcy restrictions. The cash at WRI, an 80%-owned subsidiary, is available to the Company only through dividends. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $9,200,000 at March 31, 1997. The amount represents an interest-bearing cash deposit account, which collateralizes the Company's outstanding surety bonds for its workers' compensation self-insurance programs. Subsequent to the date of the bankruptcy filing described in Note 1, the Company, as a result of the automatic stay imposed by the Bankruptcy Court, cannot directly pay workers' compensation claims. However, during the first quarter of 1997, with permission granted by the Bankruptcy Court, the Company made arrangements to pay workers compensation claims from the cash deposit account. The arrangement is likely to remain in place until the bankruptcy proceeding is resolved or the cash deposit account is depleted.

<PAGE 15>
In addition to the deposit described above, at December 31, 1996, the Company had $8,000,000 invested in certificates of deposit which were classified as an Investment in independent power projects. The certificates of deposit represented cash proceeds which were transferred from debt reserve accounts of certain of the Company's independent power projects and for which bank letters of credit were substituted. During the first quarter of 1997, the letters of credit were called and the certificates of deposit were used to repay the letters of credit obligations. The $8,000,000 was returned to the debt reserve accounts and continue to be classified as an Investment in independent power projects.


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996.

Revenues for the quarter ending March 31, 1997 were $18,120,000 compared to $16,360,000 for the quarter ending March 31, 1996. The increase is due to a higher volume of tons sold at WRI.

Costs and expenses for the quarter ending March 31, 1997 were $16,323,000 compared to $19,388,000 for the quarter ending March 31, 1996. The majority of the decline is due to a substantial reduction in the accrual for heritage costs. As a result of the bankruptcy filing as previously described in Note 1, the Company is no longer accruing costs associated with the 1992 Plan. In addition, the Company continues to reduce costs associated with its idled Virginia Division.

Losses on the sales of assets were $905,000 during the quarter ending March 31, 1997, of which a loss of $1,609,000 related to the removal and final sale of a longwall mining machine at the idled Virginia Division. Cash proceeds of $3,200,000 were received from the sale of the longwall mining machine but were offset by $2,000,000 of costs to remove the machine, $1,500,000 of remaining book value, and $1,300,000 relating to the buy-out of the lease on the machine. Proceeds of $704,000 were received from the sale of various equipment from the idled Virginia Division, all of which was recorded as a gain. Gains on the sales of assets were $2,441,000 for the quarter ending March 31, 1996. In January, 1996, the Company sold to Ark Land Company certain coal reserves held under lease from Ark. Cash proceeds from the transaction was $2,441,000, all of which was recorded as a gain during the first quarter.

<PAGE 16>
                      PART II - OTHER INFORMATION


                                ITEM 1
                           LEGAL PROCEEDINGS

See Note 1 "Chapter 11 Reorganization Proceedings" of Notes to
Condensed Consolidated Financial Statements, which is incorporated by reference herein.



                                ITEM 6
                   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit 27 - Financial Data Schedule

b) On January 6, 1997 the Company filed a report on Form 8-K announcing that the Company and four of its subsidiaries filed a voluntary petition under Chapter 11 of the United States
     Bankruptcy Code.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     WESTMORELAND COAL COMPANY


Date:      May 13, 1997              /s/ Robert J. Jaeger
     -----------------------         ---------------------------------
                                     Robert J. Jaeger
                                     Senior Vice President - Finance,
                                     Treasurer and Controller


                                     /s/ Larry W. Mikkola
                                     ---------------------------------
                                     Larry W. Mikkola
                                     Assistant Controller