Form 10-Q
period 1997-06-30
WESTMORELAND COAL CO
filed 1997-08-12
CIK 106455

FORM 10-Q

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  June 30, 1997
                                                -------------

                                 OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

        for the transition period from __________ to ___________

                       Commission File Number
                               0-752

                      WESTMORELAND COAL COMPANY
                      -------------------------
           (Debtor-in-Possession as of December 23, 1996)
            ---------------------------------------------
       (Exact name of registrant as specified in its charter)

DELAWARE                                                   23-1128670
----------------------------                               ----------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                 Identification No.)

2 North Cascade Avenue,14th Floor, Colorado Springs, Colorado   80903
---------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, area code                 719-442-2600
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

                      Yes ___X___    No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1997:  6,965,328

<PAGE 2>
                   PART I - FINANCIAL INFORMATION

                               ITEM 1
                        FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)
                                           June 30,     December 31,
                                               1997             1996
                                        -----------     ------------
                                               (in thousands)
Assets
Current assets:
   Cash and cash equivalents            $  20,178         $    8,791
   Receivables:
       Trade                                3,939              4,667
       Other                                1,299              2,218
                                        ---------          ---------
                                            5,238              6,885

   Inventories                                 78                688
   Other current assets                       514                726
                                        ---------          ---------
       Total current assets                26,008             17,090
                                        ---------          ---------
Property, plant and equipment:
       Land and mineral rights             11,028             11,028
       Plant and equipment                106,218            137,873
                                        ---------        ---------
                                          117,246            148,901
       Less accumulated depreciation
          and depletion                    79,702            106,201
                                        ---------          ---------
                                           37,544             42,700

Investment in independent power
   opertaions                              52,848             51,386
Investment in Dominion Terminal            19,298             19,841
Associates (DTA)
Workers' compensation bond                  8,273              9,960
Prepaid pension cost                       12,021             11,021
Other assets                                1,271              1,973
                                        ---------          ---------
       Total Assets                     $ 157,263          $ 153,971
                                        =========         ==========

See   accompanying   notes   to  condensed   consolidated   financial
statements.

<PAGE 3>

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS  (CONTINUED)

                                                (Unaudited)
                                            June 30,  December 31,
                                                1997          1996
                                          ----------    ----------
                                               (in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
   Current installments of
      long-term debt                    $     460          $     443
   Accounts payable and accrued
      expenses:
     Trade                                  1,162                847
     Taxes, other than income taxes         3,463              3,437
     Other accrued expenses                 2,988              1,588
     Reclamation costs                        590                590
                                        ---------          ---------
   Total current liabilities                8,663              6,905
                                        ---------          ---------

Liabilities subject to compromise         134,765            136,191
Long-term debt, less current
   installments                               836                881
Accrual for reclamation costs, less
   current portion                          4,217              4,216
Accrual for pneumoconiosis benefits         1,324                127
Other liabilities                             704                261

Minority interest                           5,712              5,153

Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock of $1.00 par value
     Authorized 5,000,000 shares;
     Issued 575,000 shares                    575                575
   Common stock of $2.50 par value
     Authorized 20,000,000 shares;
     Issued 6,965,328 shares               17,402             17,402
   Other paid-in capital                   94,641             94,641
   Accumulated deficit                   (111,576)          (112,381)
                                        ---------          ---------
   Total shareholders' equity               1,042                237
                                        ---------          ---------
Total Liabilities and
   Shareholders' Equity                 $ 157,263          $ 153,971
                                        =========          =========

See   accompanying   notes   to  condensed   consolidated   financial
statements.

<PAGE 4>

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)
                                 Three Months          Six Months
                                    Ended                Ended
                                     June 30,           June 30,
                                1997     1996*      1997       1996*
                             ---------------------------------------
                               (in thousands except per share data)
Revenues:
   Coal                       $ 11,512  $ 11,265  $ 23,970  $ 21,817
   Services                      2,168     1,790     4,095     3,366
   Independent power -
     equity in earnings          4,515     3,251     8,250     7,483
                              --------  --------  --------  --------
                                18,195    16,306    36,315    32,666
Cost and expenses:
   Cost of coal sold            10,787    11,515    21,694    22,902
   Cost of sales - services      2,305     1,472     4,445     3,570
   Depreciation, depletion
      and amortization             575       518     1,227     1,027
   Selling and
      administrative             1,918     3,069     3,713     5,687
   Heritage costs                  468     4,498     2,197     8,128
   Pension benefit                (100)     (850)   (1,000)   (1,704)
   Corona impairment charge      3,100         -     3,100         -
                              --------  --------  --------  --------
                                19,053    20,222    35,376    39,610

Operating income (loss)           (858)   (3,916)      939    (6,944)

   Gains (losses) on the
      sales of assets              732    14,740      (173)   17,181
   Interest expense                (64)     (114)     (209)     (239)
   Interest income                 327       672       651     1,068
   Other income                    412         -     1,622     1,400
                              --------  --------  --------  --------
Income before
   reorganization item,
   income tax expense
   (benefit), minority
   interest and cumulative
   effect of change in
   accounting principle            549    11,382     2,830    12,466

   Reorganization legal
      and consulting fees        1,034         -     1,784         -
   Income tax expense
      (benefit)                   (158)      147      (318)      464
   Minority Interest               227       170       559       481
   Cumulative effect of
      change in accounting
      principle                      -         -         -   (14,372)
                              --------  --------  --------  --------
Net income                        (554)   11,065       805    25,893
Less preferred stock
   dividends in arrears         (1,222)   (1,222)   (2,444)   (2,444)
                              --------  --------  --------  --------
Net income (loss) applicable
   to common shareholders     $ (1,776) $  9,843  $ (1,639) $ 23,449
                              ========  ========  ========  ========
Net income (loss) per share
  applicable to
  common shareholders:
    Before cumulative
      effect of change in
      accounting principle    $   (.26) $   1.41  $   (.24) $   1.30
    Cumulative effect of
      change in accounting
      principle                      -         -         -  $   2.07
                              --------  --------  --------  --------
                              $   (.26) $   1.41  $   (.24) $   3.37
                              ========  ========  ========  ========
Weighted average number of
  common shares outstanding      6,965     6,965     6,965     6,965

See   accompanying   notes   to  condensed   consolidated   financial
statements.
* Certain amounts have been reclassified to conform to the current presentation.

<PAGE 5>

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (Unaudited)
Six Months Ended June 30,                            1997        1996
                                               ----------  ----------
                                                      (in thousands)
Cash flows from operating activities:
Net income                                     $      805  $   25,893
Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
      Corona impairment charge                      3,100           -
      Cumulative effect of change in
        accounting for
        pneumoconiosis benefits                         -     (14,372)
      Equity in earnings from independent
        power projects                             (8,250)     (7,483)
      Cash distributions from independent
        power projects                              6,802       6,218
      Depreciation, depletion and
        amortization                                1,227       1,027
      (Gains) losses on the sales of assets           173     (17,181)
      Minority interest in WRI's income               559         480
      Changes in assets and liabilities, net
        of non-cash transactions:
      Accounts receivable, net of allowance
        for doubtful accounts                       2,351        (169)
      Inventories                                     610         732
      Accounts payable and accrued expenses         2,331      (4,163)
      Income taxes payable                              -      (2,943)
      Accrual for workers' compensation              (253)     (2,768)
      Accrual for postretirement medical
        costs                                         514       4,490
      Accrual for pneumoconiosis benefits           1,197      (2,276)
      Other liabilities                              (136)      4,062
      Other                                        (1,323)     (1,641)
                                               ----------  ----------
Net cash provided by (used in) operating
   activities                                       9,707     (10,094)
                                               ----------  ----------
Cash flows from investing activities:
   Fixed asset  additions                             (15)       (351)
   Increase in notes receivable                         -        (308)
   Net proceeds from sales of assets                1,733      14,198
                                               ----------  ----------
Net cash provided by investing activities           1,718      13,539
                                               ----------  ----------
Cash flows from financing activities:
   Repayment of long-term debt                        (38)     (1,046)
   Dividends paid to minority shareholders              -        (440)
                                               ----------  ----------
Net cash used in financing activities                 (38)     (1,486)
                                               ----------  ----------
Net increase in cash and cash equivalents          11,387       1,959
Cash and cash equivalents,
   beginning of period                              8,791      11,711
                                               ----------  ----------
Cash and cash equivalents, end of period       $   20,178  $   13,670
                                               ==========  ==========

Supplemental disclosures of cash flow information:

Cash paid during the period for interest       $       31  $      258

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

1.   CHAPTER 11 REORGANIZATION PROCEEDINGS

On December 23, 1996 ("Petition Date"), Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company (the "Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. The Debtor Corporations are in possession of their respective properties and assets and are operating as debtors in possession pursuant to provisions of the Bankruptcy Code. In mid-April, 1997, the Company presented a settlement proposal to the Funds upon which a consensual plan of reorganization could be based. While the Company has subsequently had discussion with and provided extensive backup information to the Funds' financial advisor, and been assured of a reply, no response or counter proposal has yet been received. The parties have agreed not to file any plan without giving 30 days notice.

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all of the possible consequences of the ongoing Chapter 11 reorganization cases. Specifically, the condensed consolidated financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization cases or the effect of any changes which may be made in connection with the Debtor Corporations' capitalization or operations resulting from a plan of reorganization. Costs incurred related to the reorganization through June 30, 1997 were approximately $1,784,000 and were immaterial in 1996. The Debtor Corporations have not filed a plan or reorganization as of August 11, 1997.

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

<PAGE 7>
LIABILITIES SUBJECT TO COMPROMISE

The filing of the Chapter 11 cases by the Debtor Corporations (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all prepetition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date. In accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization under the Bankruptcy Code"), the following table sets forth the liabilities of the Company subject to compromise as of June 30, 1997 and December 31, 1996:

                                         June 30,     December 31,
                                             1997             1996
                                  ---------------  ---------------
Trade and other liabilities         $   8,318,000  $     8,318,000
Long-term debt                          1,607,000        1,607,000
1974 UMWA Pension Trust                13,800,000       13,800,000
Workers' compensation                  25,399,000       27,339,000
1992 UMWA Benefit Plan                 28,115,000       28,115,000
1993 Wage Agreement Plan               44,905,000       44,619,000
Other postretirement benefits          12,621,000       12,393,000
                                  ---------------  ---------------
     Total                         $  134,765,000   $  136,191,000
                                  ===============  ===============


1974 UMWA PENSION TRUST. Although the Company has not formally withdrawn from this plan in accordance with ERISA procedures, the
Company maintains that for bankruptcy purposes, to the extent any withdrawal liability under the Multiemployer Pension Act ("MPPA") is in respect of consideration furnished by employees of the Company prior to the Petition Date, such liability was incurred prior to the Petition Date and constitutes a liability subject to compromise, even if a withdrawal payment is due and payable postpetition. The Company believes that except for a small percentage (i.e., 2% to 3%) of the estimated aggregate withdrawal liability of $13,800,000 as of June 30, 1996, such liability is in respect of consideration furnished by employees of the Company prior to the Petition Date. No litigation has occurred in the Bankruptcy Court regarding this matter. The aggregate withdrawal liability is estimated annually.

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

The Trustees of the 1992 Plan have filed a motion with the Bankruptcy Court requesting that the Bankruptcy Court enter summary judgment in their favor with respect to substantially all of the relief requested in the above-referenced adversary proceeding. The Company has filed pleadings in the Bankruptcy Court opposing this motion. The Bankruptcy Court held a hearing on May 8, 1997 and took the matter under advisement. The Court has indicated that a ruling on this matter could be expected in the third quarter. The Court has set aside December 2, 3 and 4, 1997 for trial of any issues not resolved by summary judgment.

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

UMWA COMBINED BENEFIT PLAN. The UMWA Combined Benefit Plan is a multiemployer plan established for purposes of providing health care benefits under the Coal Act to beneficiaries, and their dependents, who were age- and service-eligible as of July 20, 1992 under the 1950 UMWA Benefit Plan or the 1974 UMWA Benefit Plan. Prior to the Petition Date, the Company ceased making payments under the Combined Benefit Plan. The Company maintains that any liability of the Company to the Combined Benefit Fund arose and was incurred pre-petition and constitutes pre-petition liabilities subject to compromise. It is anticipated that the Combined Benefit Fund will vigorously oppose this contention. To date, no litigation has been commenced in the Bankruptcy Court by the Combined Benefit Fund against the Company and visa versa. The Company estimates the present value of the Company's liabilities to the Combined Benefit Fund total approximately $46,200,000. It is not included in the foregoing table as this is a "pay-as-you-go" liability and in accordance with generally accepted accounting principles is not subject to recognition on a present value basis.

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

Current financial reporting by the Company assumes that the Company would enter into a successor agreement to the 1993 Agreement Between Westmoreland Coal Company and United Mine Workers of America ("1993 Wage Agreement") prior to expiration of that agreement and would thereby continue to provide retiree health benefits to such beneficiaries. As a result, for financial reporting purposes the Company estimates the present value of the Company's liabilities, after the effect of the unrecognized net loss of $3,767,000, to the 1993 Plan total approximately $44,905,000. The Company believes that for bankruptcy purposes the sum of these amounts, $48,561,000, comprise the present value of the liability subject to compromise. The Company believes that it is unlikely that the Company will enter into a successor agreement. Further, the Company maintains that any obligation of the Company to provide benefits under the 1993 Wage Agreement with respect to the 1993 Plan (or the related individual employer plan) extends only through the scheduled expiration of the 1993 Wage Agreement. Negotiations regarding the Company's obligations to the 1993 Plan and other effects of terminating the 1993 Wage Agreement have been commenced with the United Mine Workers of America. No litigation has been commenced in the Chapter 11 cases regarding the Company's liabilities under the 1993 Plan (or the related individual employer plan).

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

<PAGE 10>
2. CORONA IMPAIRMENT CHARGE

The Company recorded an impairment charge of $3,100,000 relating to the Company's investment in Corona in the second quarter of 1997. Included in the charge is approximately $702,000 of goodwill, $66,000 of capitalized acquisition costs, and $2,332,000 reduction in the value of property and equipment.

Corona, a subsidiary of Westmoreland Energy, Inc., was acquired in 1995 and has not performed in accordance with the Company's expectations. As a result of discussions with potential purchasers, the Company has entered into a letter of intent with a strategic buyer engaged in the acquisition and roll up of business related to Corona's main business. If the transaction, which would be subject to due diligence, board approval and Bankruptcy Court approval,
is concluded,   the Company would expect to receive at least $1.9
million in consideration. No assurances can be given that the Company will complete this transaction as proposed.

3.   CONTINGENCIES

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

<PAGE 11>
On August 1, 1996, FERC entered its decision in the Southampton case. FERC determined that the Partnership's request for reconsideration should be treated as timely filed, but that the Southampton facility was not in complete compliance with the QF requirements for 1992. FERC ordered Southampton to comply with Section 205 for the Federal Power Act ("FPA"), and file, for FERC's review, rates for calendar year 1992 for wholesale power sales to Virginia Power. Otherwise, the Southampton project remains exempt from regulation under the Public Utility Holding Company Act ("PUHCA"), utility laws of Virginia and the other provisions of the FPA. In August 1996, the Partnership filed a motion seeking clarification of the August 1, 1996 order. The Partnership also filed an additional request for rehearing. These matters are still pending before the FERC.

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

From May 1994 through June 30, 1997, Virginia Power withheld approximately $13,755,000 of these capacity payments during periods of forced outages. To date, the Company has not realized any income on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, The ROVA Partnerships filed a complaint against Virginia Power seeking damages of at least $5,700,000, contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the court granted this motion. The ROVA Partnerships filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss the ROVA Partnerships' amended complaint. In November 1995, Virginia Power filed with the court a motion for summary judgment, and a hearing on the motion was held in early December 1995. In late January 1996, the court denied Virginia Power's motion for summary judgment. Virginia Power filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted Virginia Power's second summary judgment motion and effectively dismissed the complaint. The ROVA partnership has appealed the Court's decision granting summary judgment. On June 6, 1997, the Virginia Supreme Court reversed the Richmond Circuit Court's decision granting dismissal of the suit based on Virginia Power's Motion for Summary
Judgment. The Supreme Court remanded the matter for trial. Efforts are being made to schedule the case for trial. Regardless of the outcome, the Company believes Roanoke Valley I will operate profitability and generate positive cash flows. No earnings have been recognized by WEI for payments withheld by the customer relating to forced outage days.

<PAGE 12>
RENSSELAER - LG&E - Westmoreland Rensselaer (LWR), in which the Company has a 50% interest through an indirect subsidiary, has executed a master restructuring agreement with Niagara Mohawk Power Corporation (NIMO) and 15 other independent power companies (IPPs) effective July 9, 1997. Under this agreement, LWR has an obligation to attempt to restructure the Rensselaer Cogeneration Project. Upon completion of a restructuring and satisfaction of conditions precedent, including all IPPs receiving necessary approvals and NIMO successfully arranging financing, LWR would receive consideration from NIMO. Due to the early stage of the project restructuring at this time, the Company is not able to predict the outcome of this event. Based upon the terms of the agreement and the current status of the restructuring, the Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations or financial condition.

4.   CAPITAL STOCK

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements of the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The eleven quarterly dividends which are in arrears (dividend payment dates July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1,
1996,  July 1, 1996, October 1, 1996, January 1, 1997, April 1,  1997
and July 1, 1997) amount to $13,440,625 in the aggregate ($23.39 per preferred share). Common stock dividends may not be declared until the preferred stock dividends that are in arrears are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at June 30, 1997 of $1,042,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, the Company is prohibited from paying dividends, either common or preferred.

<PAGE 13>
                               ITEM 2
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

MATERIAL  CHANGES IN FINANCIAL CONDITION FROM DECEMBER  31,  1996  TO
JUNE 30, 1997

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

The Chapter 11 filings raise substantial doubt about the Company's ability to continue as a going concern. However, the condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all of the consequences of the ongoing Chapter 11 reorganization cases. Specifically, the condensed consolidated financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization cases or the effect of any changes which may be made in connection with the Debtor Corporations' capitalization or operations resulting from a plan of reorganization. In mid-April, 1997, the Company presented a settlement proposal to the Funds upon which a consensual plan of reorganization could be based. While the Company has subsequently had discussion with and provided extensive backup information to the Funds' financial advisor, and been assured of a reply, no response or counter proposal has yet been received. The parties have agreed not to file any plan without giving 30 days notice. No assurances can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the condensed consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position.

<PAGE 14>
LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $9,707,000 in the first six months of 1997. Cash used by operating activities was $10,094,000 in the first six months of 1996. The increase in cash is due to the non-payment of prepetition claims which resulted from the automatic stay
associated  with  the bankruptcy filing described  in  Note  1.   The
Company also continues to reduce costs associated with overhead expenses and with its idled Virginia Division assets.

Cash provided by investing activities was $1,718,000 and $13,539,000 in the first six months of 1997 and 1996, respectively. Included in the first six months of 1997 were cash proceeds of $1,733,000 relating to sales of various pieces of equipment from the idled
Virginia  Division.  Included in the first six months  of  1996  were cash proceeds of $10,678,000 and $2,441,000 for the sale of coal reserves to Penn Virginia Corporation and Ark Land Company, respectively. Fixed asset additions were $15,000 and $351,000 in the first six months of 1997 and 1996 respectively.

Cash used in financing activities totaled $38,000 and $1,486,000 in the first six months of 1997 and 1996, respectively. Repayment of long-term debt amounted to $38,000 and $1,046,000 in the first six months of 1997 and 1996, respectively.

Consolidated cash and cash equivalents at June 30, 1997 totaled $20,178,000. As a result of the Chapter 11 bankruptcy filings, the Company is not allowed to consolidate the individual cash balances for each filed subsidiary. As of June 30, 1997, the cash balances at the filed subsidiaries were: Westmoreland Resources, Inc. - ("WRI") $7,573,000; Westmoreland Coal Sales Company - $237,000; Westmoreland Terminal Company - $1,440,000; and Westmoreland Energy, Inc. - $7,962,000. The cash balance for Westmoreland Coal Company was $2,252,000. As of December 31, 1996, the cash balances at the filed subsidiaries were: Westmoreland Resources, Inc. -$3,095,000; Westmoreland Coal Sales Company - $26,000; Westmoreland Terminal Company - $403,000; and Westmoreland Energy, Inc. - $1,701,000. The cash balance for Westmoreland Coal Company was $3,028,000. The fluctuation in cash balances between December 31, 1996 and June 30, 1997 is attributable to periodic asset sales, distributions at independent power projects and operational cash flow.

The Company's cash and cash equivalents are not restricted as to use or disposition under the normal course of business, except for the bankruptcy restrictions. The cash at WRI, an 80%-owned subsidiary, is available to the Company only through dividends. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $8,273,000 at June 30, 1997 and $9,960,000 at
December 31, 1996. The amount represents an interest-bearing cash deposit account, which collateralizes the Company's outstanding surety bonds for its workers' compensation self-insurance programs. Subsequent to the date of the bankruptcy filing described in Note 1, the Company, as a result of the automatic stay imposed by the Bankruptcy Court, cannot directly pay workers' compensation claims. However, during the first quarter of 1997, with permission granted by the Bankruptcy Court, the Company made arrangements to pay workers compensation claims from the cash deposit account. The arrangement is likely to remain in place until the bankruptcy proceeding is resolved or the cash deposit account is depleted.

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


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996.

Revenues  for  the  quarter  ending June 30,  1997  were  $18,195,000 compared to $16,306,000 for the quarter ending June 30, 1996. The increase is due to a higher volume of tons sold at WRI, and increased earnings from independent power projects.

Costs and expenses for the quarter ending June 30, 1997 were $15,953,000 compared to $20,222,000 for the quarter ending June 30, 1996. The majority of the decline is due to a substantial reduction in the accrual for heritage costs. As a result of the bankruptcy filing as previously described in Note 1, the Company is no longer accruing costs associated with the 1992 Plan. In addition, the Company continues to reduce costs associated with overhead expenses and with its idled Virginia Division.

Gains on the sales of assets were $732,000 during the quarter ending June 30, 1997, which relates primarily to sales of various assets from the Company's idled Virginia Division. In May, 1996 the Company relinquished to Penn Virginia Corporation certain coal reserves for a cash payment of $10,678,000. In addition, the Company obtained an 18 month option to purchase Penn Virginia's 16% interest in Westmoreland Resources for $3,000,000 which the Company exercised in the third quarter of 1996. The Company also sold its idled Wentz Complex to Stonega Mining and Processing and its idled Pine Branch Mining Inc. to Roaring Fork Mining Company in non-cash transactions. Each purchaser assumed specific reclamation and other liabilities.

SIX  MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30,
1996.

Revenues for the six months ending June 30, 1997 were $36,315,000 compared to $32,666,000 for the six months ending June 30, 1996. The increase is due to a higher volume of tons sold at WRI and increased earnings from independent power projects.

<PAGE 16>
Costs and expenses for the six months ending June 30, 1997 were $32,276,000 compared to $39,610,000 for the six months ending June 30, 1996. The majority of the decline is due to a substantial reduction in the accrual for heritage costs. As a result of the bankruptcy filing as previously described in Note 1, the Company is no longer accruing costs associated with the 1992 Plan. In addition, the Company continues to reduce costs associated with overhead expenses and with its idled Virginia Division.

Losses on the sales of assets were $173,000 during the six months ending June 30, 1997, of which a loss of $1,609,000 related to the removal and final sale of a longwall mining machine at the idled Virginia Division. Cash proceeds of $3,200,000 were received from the sale of the longwall mining machine but were offset by $2,000,000 of costs to remove the machine, $1,500,000 of remaining book value, and $1,300,000 relating to the buy-out of the lease on the machine. Proceeds of $1,400,000 were received from the sale of various equipment from the idled Virginia Division, all of which was recorded as a gain. Gains on the sales of assets were $17,181,000 for the six months ending March 31, 1996. In January, 1996, the Company sold to Ark Land Company certain coal reserves held under lease from Ark. Cash proceeds from the transaction was $2,441,000, all of which was recorded as a gain during the first quarter. In May, 1996 the Company relinquished to Penn Virginia Corporation certain coal reserves for a cash payment of $10,678,000. In addition, the Company obtained an 18 month option to purchase Penn Virginia's 16% interest in Westmoreland Resources for $3,000,000, which the Company exercised in the third quarter of 1996. The Company also sold its idled Wentz Complex to Stonega Mining and Processing and its idled Pine Branch Mining Inc. to Roaring Fork Mining Company in non-cash transactions. Each purchaser assumed specific reclamation and other liabilities.



<PAGE 17>
                     PART II - OTHER INFORMATION


                               ITEM 1
                          LEGAL PROCEEDINGS

See Note 1 "Chapter 11 Reorganization Proceedings" of Notes to
Condensed Consolidated Financial Statements, which is incorporated by reference herein.



                               ITEM 6
                  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1997.





                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




WESTMORELAND COAL COMPANY


Date:  August 12, 1997                /s/ Robert J. Jaeger
                                      --------------------
                                      Robert J. Jaeger
                                      Senior Vice President -
                                      Finance,
                                      Treasurer and Controller



                                      /s/ Larry W. Mikkola
                                      --------------------
                                      Larry W. Mikkola
                                      Assistant Controller