Form 10-Q
period 1997-09-30
WESTMORELAND COAL CO
filed 1997-11-14
CIK 106455

FORM 10-Q

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 30, 1997
                                            -------------------
                                OR

        ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       for the transition period from __________ to ___________

                      Commission File Number
                               0-752

                     WESTMORELAND COAL COMPANY
                     -------------------------
          (Debtor-in-Possession as of December 23, 1996)
          ----------------------------------------------
      (Exact name of registrant as specified in its charter)

          DELAWARE                                       23-1128670
----------------------------                            -----------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)               Identification No.)

2 North Cascade Avenue, 14th Floor Colorado Springs, CO       80903
-------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, area code               719-442-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                      Yes    X                 No
                          ---------               ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1997:  6,965,328

<PAGE 2>
PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Condensed Consolidated Balance Sheets

                                                                 (Unaudited)
                                                      Sept. 30, 1997        Dec. 31, 1996
                                                                (in thousands)
Assets
Current assets:
   Cash and cash equivalents                           $    27,581             $     8,791
   Receivables:
       Trade                                                 3,355                   4,667
       Other                                                 1,790                   2,218
                                                        ----------              ----------
                                                             5,145                   6,885

   Inventories                                                   -                     688
   Other current assets                                        379                     726
                                                        ----------              ----------
       Total current assets                                 33,105                  17,090

Property, plant and equipment:
       Land and mineral rights                              11,028                  11,028
       Plant and equipment                                  98,663                 137,873
                                                        ----------              ----------
                                                           109,691                 148,901
       Less accumulated depreciation
         and depletion                                      73,731                 106,201
                                                        ----------              ----------
                                                            35,960                  42,700

Investment in independent power operations                  52,424                  51,386
Investment in Dominion Terminal Associates (DTA)            19,126                  19,841
Workers' compensation bond                                   7,561                   9,960
Prepaid pension cost                                        12,021                  11,021
Other assets                                                 1,586                   1,973
                                                        ----------              ----------
       Total Assets                                    $   161,783             $   153,971
                                                        ==========              ==========

See   accompanying   notes  to  condensed  consolidated   financial
statements.

<PAGE 3>

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Condensed Consolidated Balance Sheets  (Continued)

                                                                 (Unaudited)
                                                       Sept. 30, 1997     Dec. 31, 1996
                                                                (in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
   Current installments of long-term debt               $       65             $       443
   Accounts payable and accrued expenses:
     Trade                                                   1,565                     847
     Taxes, other than income taxes                          4,327                   3,437
     Other accrued expenses                                  4,865                   1,588
     Reclamation costs                                         590                     590
                                                        ----------              ----------
   Total current liabilities                                11,412                   6,905

Liabilities subject to compromise                          133,667                 136,191
Long-term debt, less current installments                      418                     881
Accrual for reclamation costs,
   less current portion                                      4,615                   4,216
Accrual for pneumoconiosis benefits                            687                     127
Other liabilities                                              393                     261

Minority interest                                            6,043                   5,153

Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock of $1.00 par value
     Authorized 5,000,000 shares;
     Issued 575,000 shares                                     575                     575
   Common stock of $2.50 par value
     Authorized 20,000,000 shares;
     Issued 6,965,328 shares                                17,402                  17,402
   Other paid-in capital                                    94,641                  94,641
   Accumulated deficit                                    (108,070)               (112,381)
                                                        ----------              ----------
   Total shareholders' equity                                4,548                     237
                                                        ----------              ----------
   Total Liabilities and Shareholders' Equity          $   161,783             $   153,971
                                                        ==========              ==========

See   accompanying   notes  to  condensed  consolidated   financial
statements.

<PAGE 4>

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Consolidated Statements of Income
                                                                     (Unaudited)
                                                   Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                                    1997          1996*             1997          1996*
                                                           (in thousands except per share data)
Revenues:
   Coal                                       $   13,903       $   12,000     $   37,873     $   33,817
   Independent power - equity in earnings          5,091            3,931         13,341         11,414
                                               ---------        ---------      ---------      ---------
                                                  18,994           15,931         51,214         45,231

Cost and expenses:
   Cost of coal sold                              11,845           10,816         33,539         33,718
   Depreciation, depletion and amortization          607              480          1,834          1,507
   Selling and administrative                      1,720            2,997          4,630          7,523
   Heritage costs                                      -            3,105          2,197         11,233
   Pension benefit                                     -             (843)        (1,000)        (2,547)
                                               ---------        ---------      ---------      ---------
                                                  14,172           16,555         41,200         51,434

Operating income (loss)                            4,822             (624)        10,014         (6,203)

   Gains (losses) on the sales of assets              99            3,081            (74)        20,262
   Interest expense                                  (59)             (82)          (268)          (321)
   Interest income                                   403              378          1,054          1,167
   Other income                                      116              387          1,246          1,407
                                               ---------        ---------      ---------      ---------
   Income from continuing operations before
      reorganization item, income tax
      expense (benefit) and
      minority interest                            5,381            3,140         11,972         16,312
   Reorganization legal and consulting fees          900                -          2,684              -
   Income tax expense (benefit)                     (170)             269           (488)           733
   Minority Interest                                 331              277            890            758
                                               ---------        ---------      ---------      ---------
   Income from continuing operations               4,320            2,594          8,886         14,821

Discontinued operations:
   Corona operating loss                             395              433          1,056          1,139
   Corona impairment and loss on disposal            418                -          3,518              -
                                               ---------        ---------      ---------      ---------
   Loss from discontinued operations                 813              433          4,574          1,139

Income before cumulative effect of
   change in accounting principle                  3,507            2,161          4,312         13,682
Cumulative effect of change in
   accounting principle                                -                -              -        (14,372)
                                               ---------        ---------      ---------      ---------
Net income                                         3,507            2,161          4,312         28,054
Less preferred stock dividends in arrears         (1,222)          (1,222)        (3,666)        (3,666)
                                               ---------        ---------      ---------      ---------
Net income applicable to common
  shareholders                               $     2,285       $      939     $      646     $   24,388
                                               =========        =========      =========      =========

Net income per share applicable to
  common shareholders:
      Before loss from discontinued
          operations and cumulative effect
          of change in accounting principle  $       .44      $       .20     $      .75    $      1.60
      Loss from discontinued operations             (.12)            (.06)          (.66)          (.16)
      Cumulative effect of change in
         accounting principle                          -                -              -           2.07
                                                --------        ---------      ---------     ----------
                                              $      .32       $      .14     $      .09    $      3.51
                                                ========        =========      =========     ==========
Weighted average number of common
  shares outstanding                               6,965            6,965          6,965          6,965

See   accompanying   notes  to  condensed  consolidated   financial
statements.
* Certain amounts have been reclassified to conform to the current presentation.

<PAGE 6>

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Consolidated Statements of Cash Flows

                                                                                     (Unaudited)
Nine Months Ended September 30,                                                1997           1996*
                                                                                   (in thousands)
Cash flows from operating activities:
Net income                                                             $      4,312   $      28,054
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Corona impairment and loss on disposition                               3,518               -
      Cumulative effect of change in accounting for
        pneumoconiosis benefits                                                   -         (14,372)
      Equity in earnings from independent power projects                    (13,341)        (11,414)
      Cash distributions from independent power projects                     12,306          10,545
      Depreciation, depletion and amortization                                1,834           1,507
      (Gains) losses on the sales of assets                                      74         (20,262)
      Minority interest in WRI                                                  890             758
      Changes in assets and liabilities of discontinued operations            1,043             172
      Changes in assets and liabilities, net of non-cash
        transactions:
           Accounts receivable, net of allowance for doubtful
             accounts                                                           275          (2,523)
           Inventories                                                           25             596
           Accounts payable and accrued expenses                              6,148          (2,021)
           Income taxes payable                                                   -          (3,340)
           Accrual for workers' compensation                                   (359)         (3,802)
           Accrual for postretirement medical costs                             234           4,636
           Accrual for pneumoconiosis benefits                                  560          (2,894)
           Other liabilities                                                    399           3,986
           Other                                                               (542)         (3,960)
                                                                          ---------      ----------
Net cash provided by (used in) operating activities                          17,376         (14,334)

Cash flows from investing activities:
   Fixed asset  additions                                                       (37)           (355)
   Increase in notes receivable                                                   -            (303)
   Minority interest in WRI purchase                                              -          (4,200)
   Net proceeds from sales of assets                                          2,067          14,643
   Decrease in cash due to Corona disposition                                  (490)              -
                                                                          ---------      ----------
Net cash provided by investing activities                                     1,540           9,785

Cash flows from financing activities:
   Repayment of long-term debt                                                 (126)         (1,333)
   Dividends paid to minority shareholders                                        -            (440)
                                                                          ---------      ----------
Net cash used in financing activities                                          (126)         (1,773)

Net increase (decrease) in cash and cash equivalents                         18,790          (6,322)
Cash and cash equivalents, beginning of period                                8,791          11,711
                                                                          ---------      ----------
Cash and cash equivalents, end of period                                 $   27,581     $     5,389
                                                                          =========      ==========


<PAGE 7>
Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Consolidated Statements of Cash Flows (Continued)


Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest                                       $         31    $         255
Income taxes, net                              $          -    $       1,140

Supplemental disclosure of non-cash investing and financing activities:

In September 1997, the Company completed the sale of the Corona
Group Inc. ("Corona"). Corona was sold for $895,000 in notes receivable, the Company retained a 15% interest in Corona, and the purchaser assumed a contingent liability.

In September, 1996, the Company completed a non-cash transaction for the transfer of several of its remaining idled Virginia Division mining operations. In exchange for these operations, the purchaser assumed responsibility for certain reclamation obligations amounting to approximately $2.2 million. The entire amount of the obligations assumed was recorded as a gain on the sale of assets.

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

<PAGE 8>
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The condensed consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all of the possible consequences of the ongoing Chapter 11 reorganization cases. Specifically, the condensed consolidated financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization cases or the effect of any changes which may be made in connection with the Debtor Corporations' capitalization or operations resulting from a plan of reorganization. Costs incurred related to the reorganization through September 30, 1997 were approximately $2,684,000 and were immaterial in 1996. The Debtor Corporations have not filed a plan of reorganization as of November 1, 1997.

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

For additional information regarding the Chapter 11 reorganization proceedings, see Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liabilities Subject to Compromise

The filing of the Chapter 11 cases by the Debtor Corporations (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all prepetition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date. In accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization under the Bankruptcy Code"), the following table sets forth the liabilities of the Company subject to compromise as of September 30, 1997 and December 31, 1996:
<PAGE 9>
                                      Sept. 30, 1997     Dec. 31, 1996
                                   -----------------  ----------------
   Trade and other liabilities      $      8,318,000  $      8,318,000
   Long-term debt                          1,607,000         1,607,000
   1974 UMWA Pension Trust                13,800,000        13,800,000
   Workers' compensation                  24,581,000        27,339,000
   1992 UMWA Benefit Plan                 28,115,000        28,115,000
   1993 Wage Agreement Plan               44,908,000        44,619,000
   Other postretirement benefits          12,338,000        12,393,000
                                   -----------------  ----------------
        Total                         $  133,667,000    $  136,191,000
                                   =================  ================

          (Note:   See  below for discussion  of  Combined
          Benefit Plan liabilities which are not included in this table.)

1974 UMWA Pension Plan. The Company maintains that for bankruptcy purposes, to the extent any withdrawal liability will be assessed under the Multiemployer Pension Act ("MPPA"), that liability would be in respect of consideration furnished by employees of the Company prior to the Petition Date, and that any such liability was incurred prior to the Petition Date and constitutes a liability subject to compromise. The Company believes that except for a small percentage (i.e., 2% to 3%) of the aggregate withdrawal liability of $13,800,000 estimated by the 1974 Pension Plan as of June 30, 1996, such liability is in respect of consideration furnished by employees of the Company prior to the Petition Date. The withdrawal liability is estimated annually, and is subject to a number of factors. No withdrawal liability has yet been assessed by the 1974 Pension Plan, and the Company maintains that a withdrawal will not occur until the completion of certain reclamation work at the Company's Virginia Division, which is to be performed by UMWA represented employees and will be completed sometime in the first quarter of 1998. No litigation has occurred in the bankruptcy court regarding this matter.

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

1992 UMWA Benefit Plan. Until shortly before the Petition Date, the Company provided health care benefits under its individual employer plan for beneficiaries (and their dependents) who were age- and service-eligible to receive benefits under the Coal Act as of
February  1,  1993,  and  who  retired  before  October  1,   1994.
Prepetition,  the  Company  ceased providing  such  benefits.   The
Company maintains that pursuant to applicable law, prior to the Petition Date, the 1992 Plan became obligated to provide health
care  coverage  for such beneficiaries and their  dependents.   The
Company further maintains that, as a result thereof and in accordance with law, all claims of the 1992 Plan arising under the Coal Act were incurred by the Company before the Petition Date and constitute prepetition liabilities subject to compromise.
The   Company   estimates  the  present  value  of  the   Company's
liabilities,   not   including  any   reduction   attributable   to
implementation of the managed care and cost containment rules required by Section 9712(c)(2) of the Coal Act, the unrecognized net transition obligation and the unrecognized loss totaling $71,963,000, to the 1992 Plan total approximately $28,115,000. The Company believes that for bankruptcy purposes the sum of these amounts, $100,078,000, comprise the present value of the liability subject to compromise.

<PAGE 10>
Following  the  Petition  Date,  the  Trustees  of  the  1992  Plan
commenced  an  adversary proceeding against the Company  requesting that the bankruptcy court: (a) enter a permanent injunction requiring the Company to "reinstate" its individual employer plan for those beneficiaries who were eligible and were receiving benefits under the individual employer plan as of February 1, 1993 and who retired before October 1, 1994, and their dependents; (b) enter a declaratory judgment that the pre-funding premiums and monthly per-beneficiary premiums that arise under the 1992 Plan constitute "taxes" and administrative liabilities of the estate;
and (c) enter an injunction requiring all of the Debtor Corporations to pay these pre-funding premiums and monthly per-beneficiary premiums under the 1992 Plan as and when statements are submitted by the Trustees. The Company filed answers and counterclaims in the bankruptcy court vigorously opposing this requested relief.

The Trustees of the 1992 Plan filed a motion with the bankruptcy court requesting that the bankruptcy court enter summary judgment in its favor with respect to substantially all of the relief requested in the above-referenced adversary proceeding. The Company filed pleadings in the bankruptcy court opposing this motion. The bankruptcy court held a hearing on May 8, 1997 and took the matter under advisement. On September 5, 1997, the bankruptcy court held that the 1992 Plan's claims related to Westmoreland's liability to pay for health benefits and the 1992 Plan's claims for pre-funding premiums were prepetition claims, not entitled to administrative priority. The bankruptcy court also held that Westmoreland was not required to reinstate its IEP because doing so would effectively elevate the 1992 Plan's claims above those of other unsecured creditors.

The bankruptcy court designated the order on the summary judgment motion as final, thereby allowing an immediate appeal and the 1992 Plan has appealed. The bankruptcy court has set aside December 2, 3 and 4, 1997 for trial of the remaining issues, comprised of the Company's other defenses and counter claims, not resolved by the summary judgment ruling.

In an effort to reach an accommodation with the Funds prior to the Petition Date, on or about August 21, 1996, the Company entered into an Interim Agreement and "Pledge Agreement" with the 1992 Plan and the "Combined Benefit Plan" under which, among other things, the Company pledged its interest in certain subsidiaries to secure certain obligations specified therein. In pleadings filed before the bankruptcy court, the Company has maintained that the 1992 Plan does not hold any allowed secured claims against the Company by reason of the Pledge Agreement. The Trustees have disputed the Company's contentions. If the bankruptcy court ultimately determines that the 1992 Plan holds allowed secured claims, then to that extent, such claims would constitute secured liabilities of the Company. In such event, whether or not those secured liabilities would be subject to compromise would depend upon the outcome of the above-described adversary proceeding.
1993 Wage Agreement Plan. The 1993 Wage Agreement between the Company and the UMWA requires the Company to establish and provide health care benefits under an individual employer plan for certain additional retirees. The Company currently provides benefits through its individual employer plan to age and service eligible retirees (and their dependents) who retire prior to the termination or expiration of the current Wage Agreement. The 1993 Benefit Plan is a multiemployer benefit plan providing health care benefits to specified beneficiaries entitled to such benefits under the Wage Agreement, where employers fail to provide such benefits through their individual employer plans. The Company's liabilities under the 1993 Benefit Plan, whether provided under the Company's individual employer plan or by the 1993 Plan, are shown as subject to compromise, by virtue of the provisions of Bankruptcy Code sections 1113 and 1114, which authorize the rejection of collective bargaining agreements and modification of such benefits subject to terms and conditions specified therein, respectively.

<PAGE 11>
Financial  reporting by the Company historically has  assumed  that the Company would enter into successor agreements to the 1993 Agreement Between Westmoreland Coal Company and United Mine Workers of America ("1993 Wage Agreement") and would thereby continue to provide retiree health benefits to such beneficiaries. As a result, for financial reporting purposes the Company has estimated the present value of the Company's liabilities, after the effect of the unrecognized net loss of $3,767,000, to the 1993 Plan total approximately $44,908,000. The Company believes that for bankruptcy purposes the sum of these amounts, $48,675,000, comprise the present value of the liability subject to compromise. The Company believes that it is unlikely that the Company will enter into a successor Wage Agreement. Further, the Company maintains that any obligation of the Company to provide benefits under the 1993 Wage Agreement with respect to the 1993 Plan (or the related individual employer plan) extends only through the scheduled expiration of the 1993 Wage Agreement. Negotiations regarding the Company's obligations to the 1993 Plan and other effects of terminating the 1993 Wage Agreement have been commenced with the United Mine Workers of America pursuant to Section 1113 of the Bankruptcy Code. No litigation has been commenced in the Chapter 11 cases regarding the Company's liabilities under the 1993 Plan (or the related individual employer plan).

The nature of the Chapter 11 cases is to have all claims against and interests in the Company resolved. In September, 1997 the bankruptcy court set December 1, 1997 as the deadline for shareholders and vendors of the Company to file proofs of claims and interests. Accordingly, the Company's Claims Administrator, on September 30, 1997, sent claim forms to shareholders and vendors. The Company's estimate of liabilities is subject to modification and amendment based upon the Company's review of the proofs of claims timely filed.

UMWA Combined Benefit Plan. The UMWA Combined Benefit Plan is a multiemployer plan established for purposes of providing health care benefits under the Coal Act to beneficiaries, and their dependents, who were age- and service-eligible as of July 20, 1992 under the 1950 UMWA Benefit Plan or the 1974 UMWA Benefit Plan. Prior to the Petition Date, the Company ceased making payments to the Combined Benefit Plan. The Company maintains that any liability of the Company to the Combined Benefit Plan arose and was incurred pre-petition and constitutes pre-petition liabilities subject to compromise. On November 3, 1997, the Combined Benefit Plan filed a motion for allowance and ongoing payment of the premiums as administrative claims and to withdraw the reference of this issue from the District Court to the Bankruptcy Court. The Company will vigorously oppose the merits of this claim as well as the efforts of the Combined Benefit Plan to have the matter resolved by the District Court rather than the Bankruptcy Court. The Company estimates the present value of the Company's liabilities to the Combined Benefit Plan total approximately $46,200,000. It is not included in the foregoing table as this is a "pay-as-you-go" obligation and in accordance with generally accepted accounting principles is not subject to recognition on a present value basis.

<PAGE 12>
Although the Combined Benefit Plan has not made a claim or commenced litigation regarding any security interest arising under the Pledge Agreement, the Company expects the Combined Benefit Plan may do so. The Company presently intends to maintain that the Combined Benefit Plan does not hold any allowed secured claims under the Pledge Agreement and will dispute any such contention.

2. Discontinued Operations

On September 9, 1997 the Company completed the sale of the Corona Group which provides technical repair and maintenance services to the power generating industry. Revenues for the discontinued operations were $3,814,000 for the nine months ending September 30, 1997 and $4,460,000 for the same period in 1996. The Company recorded a loss on disposition of $418,000 during the third quarter of 1997. The Company previously recorded an impairment of $3,100,000 relating to its investment in Corona in the second quarter of 1997. Consideration from the sale included notes receivable of $895,000, of which $595,000 is due by the end of 1997 and the remaining $300,000 due no later than September 10, 1999. The Company retained a 15% interest in Corona, and the purchaser assumed a contingent liability.

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

<PAGE 13>
On August 1, 1996, FERC entered its decision in the Southampton case. FERC determined that the Partnership's request for reconsideration should be treated as timely filed, but that the Southampton facility was not in complete compliance with the QF requirements for 1992. FERC ordered Southampton to comply with
Section 205 for the Federal Power Act ("FPA"), and file, for FERC's review, rates for calendar year 1992 for wholesale power sales to Virginia Power. Otherwise, the Southampton project remains exempt from regulation under the Public Utility Holding Company Act ("PUHCA"), utility laws of Virginia and the other provisions of the FPA. In August 1996, the Partnership filed a motion seeking clarification of the August 1, 1996 order. The Partnership also filed an additional request for rehearing. These matters are still pending before the FERC.

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

From May 1994 through September 30, 1997, Virginia Power withheld approximately $14,163,000 of these capacity payments during periods of forced outages. To date, the Company has not realized any income on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, The ROVA Partnerships filed a complaint against Virginia Power seeking damages of at least $5,700,000, contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the court granted this motion. The ROVA Partnerships filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the
Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss the ROVA Partnerships' amended complaint. In November 1995, Virginia Power filed with the court a motion for summary judgment, and a hearing on the motion was held in early December 1995. In late January 1996, the court denied Virginia Power's motion for summary judgment. Virginia Power filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted Virginia Power's second summary judgment motion and effectively dismissed the complaint. The ROVA partnership has appealed the Court's decision granting summary judgment. On June 6, 1997, the Virginia Supreme Court reversed the Richmond Circuit Court's decision granting dismissal of the suit based on Virginia
Power's Motion for Summary Judgment. The Supreme Court remanded the matter for trial which has been scheduled for March 2, 1998. Regardless of the outcome, the Company believes Roanoke Valley I will operate profitability and generate positive cash flows. No earnings have been recognized by WEI for payments withheld by Virginia Power relating to forced outage days.

<PAGE 14>
Rensselaer - LG&E - Westmoreland Rensselaer (LWR), in which the Company has a 50% interest through an indirect subsidiary, has executed a master restructuring agreement with Niagara Mohawk Power Corporation (NIMO) and 15 other independent power companies (IPPs) effective July 9, 1997. Under this agreement, LWR has an obligation to attempt to restructure the Rensselaer Cogeneration Project. Upon completion of a restructuring and satisfaction of conditions precedent, including all IPPs receiving necessary approvals and NIMO successfully arranging financing, LWR would receive consideration from NIMO. Due to the early stage of the project restructuring at this time, the Company is not able to predict the outcome of this event. Based upon the terms of the agreement and the current status of the restructuring, the Company does not expect the ultimate resolution of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

4.   Capital Stock

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements of the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The twelve quarterly dividends which are in arrears (dividend payment dates July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995,
January  1,  1996,  April 1, 1996, July 1, 1996, October  1,  1996,
January  1, 1997, April 1, 1997, July 1, 1997 and October 1,  1997)
amount to $14,662,500 in the aggregate ($25.50 per preferred share). Common stock dividends may not be declared until the preferred stock dividends that are in arrears are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at September 30, 1997 of $4,548,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, the Company is prohibited from paying dividends, either common or preferred.


<PAGE 15>
                              ITEM 2
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

Material Changes in Financial Condition From December 31, 1996 to September 30, 1997

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

The Company believes that cash generated from existing operations and the proceeds from the sale of its non-operating assets are not sufficient to meet these Funds' liabilities and that substantial value would be lost if the Company liquidated, including that of its tax loss carryforwards.

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

Westmoreland seeks to structure a consensual plan of reorganization and in mid-April, 1997, the Company presented a settlement proposal to the Funds upon which a consensual plan of reorganization could be based. While the Company subsequently had discussions with and provided extensive backup information to the Funds' financial advisor, and been assured of a prompt reply, no response or counter proposal was received until October 14, 1997. On that date a meeting between representatives of the parties was held in Denver, Colorado during which the Funds made an entirely different settlement offer to the Company. The Funds' proposal comes after nearly two years' effort by Westmoreland and the submission of numerous proposals by the Company over that period. It also follows a September 5, 1997 ruling by the U.S. Bankruptcy Court that denied a motion for summary judgment filed by the 1992 Benefit Plan and held that the 1992 Benefit Plan's claims are general, unsecured pre-petition claims, and not entitled to administrative priority. The Company has rejected this opening proposal from the Funds and must characterize the parties as being far apart at this juncture. However, the Company is evaluating certain aspects of the Funds' proposal and hopes that meaningful negotiations will take place.

<PAGE 16>
In accordance with a previous agreement between the parties, Westmoreland gave notice to the Funds on August 28, 1997 of its intent to file a reorganization plan with the U.S. Bankruptcy Court on or after 30 days from that date. The Company subsequently agreed to forbear from filing a plan based on the Funds' assurance that the proposal, which the Company has now received, would be forthcoming promptly. The parties have now further agreed to provide each other with a minimum 14 day notice of their intention to file a reorganization plan. No such notice has been given by either party as of the date of this filing. The Company remains hopeful that settlement discussions will result in a consensual plan being reached with the Funds. No assurances can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the condensed consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position.

Liquidity and Capital Resources

Cash provided by operating activities was $18,496,000 in the first nine months of 1997. Cash used by operating activities was $14,334,000 in the first nine months of 1996. The increase in cash is due to the automatic stay of ongoing payments to the 1992 and Combined Benefit Plans associated with the bankruptcy filing described in Note 1, the non-payment of prepetition claims, further elimination of expenses related to the Company's idled Virginia Division assets, and continued reduction of non-bankruptcy related overhead costs.

Cash provided by investing activities was $1,135,000 and $ 9,785,000 in the first nine months of 1997 and 1996, respectively. Included in the first nine months of 1997 were net cash proceeds of $2,067,000 relating to sales of various pieces of equipment from the idled Virginia Division. Included in the first nine months of 1996 were cash proceeds of $10,678,000 and $2,441,000 for the sale of coal reserves to Penn Virginia Corporation and Ark Land Company, respectively. Fixed asset additions were $37,000 and $355,000 in the first nine months of 1997 and 1996, respectively.

Cash used in financing activities totaled $841,000 and $1,773,000 in the first nine months of 1997 and 1996, respectively. Repayment of long-term debt amounted to $841,000 and $1,333,000 in the first nine months of 1997 and 1996, respectively.

Consolidated cash and cash equivalents at September 30, 1997 totaled $27,581,000. As a result of the Chapter 11 bankruptcy filings, the Company is not allowed to consolidate the individual cash balances for each filed subsidiary. As of September 30, 1997, the cash balances at the filed subsidiaries were: Westmoreland Resources, Inc. - ("WRI") $10,848,000; Westmoreland Coal Sales Company - $150,000; Westmoreland Terminal Company - $1,857,000; and Westmoreland Energy, Inc. - $13,660,000. The cash balance for Westmoreland Coal Company was $1,066,000. As of December 31, 1996, the cash balances at the filed subsidiaries were: Westmoreland Resources, Inc. -$3,095,000; Westmoreland Coal Sales Company - $26,000; Westmoreland Terminal Company - $403,000; and Westmoreland Energy, Inc. - $1,701,000. The cash balance for Westmoreland Coal Company was $3,028,000. The fluctuation in cash balances between December 31, 1996 and September 30, 1997 is attributable to periodic asset sales, distributions at independent power projects and operational cash flow. On October 7, 1997, the bankruptcy court granted the Company's motion to allow the allocation of administrative and overhead expenses incurred by Westmoreland Coal Company among the other debtors.

<PAGE 17>
The Company's cash and cash equivalents are not restricted as to use or disposition under the normal course of business, except for
the  bankruptcy  restrictions.   The  cash  at  WRI,  an  80%-owned
subsidiary, is available to the Company only through dividends which are not permissible during the bankruptcy. In addition, the Company had restricted cash, which was not classified as cash or
cash   equivalents,  of  $7,561,000  at  September  30,  1997   and
$9,960,000 at December 31, 1996. The amount represents an interest-bearing cash deposit account, which collateralizes the Company's outstanding surety bonds for its workers' compensation self-
insurance  programs.   Subsequent to the  date  of  the  bankruptcy
filing described in Note 1, the Company, as a result of the automatic stay imposed by the bankruptcy court, cannot directly pay workers' compensation claims. However, during the first quarter of 1997, with permission granted by the bankruptcy court, the Company made arrangements to pay workers compensation claims from the cash
deposit  account.   The arrangement is likely to  remain  in  place
until the bankruptcy proceeding is resolved or the cash deposit account is depleted.

In addition to the deposit described above, at December 31, 1996, the Company had $8,000,000 invested in certificates of deposit which were classified within Investment in independent power projects. The certificates of deposit represented cash proceeds which were transferred from debt reserve accounts of certain of the Company's independent power projects and for which bank letters of credit were substituted. During the first quarter of 1997, the letters of credit were called and the certificates of deposit were used to repay the letters of credit obligations. The $8,000,000 was returned to the debt reserve accounts and continue to be classified within Investment in independent power projects.


RESULTS OF OPERATIONS

Quarter  Ended  September  30,  1997  Compared  to  Quarter   Ended
September 30, 1996.

Revenues for the quarter ending September 30, 1997 were $18,994,000 compared to $15,931,000 for the quarter ending September 30, 1996. The increase is due to a higher volume of tons sold at WRI, and increased earnings from independent power projects.

Costs and expenses for the quarter ending September 30, 1997 were $14,172,000 compared to $16,555,000 for the quarter ending September 30, 1996. The majority of the decline is due to a substantial reduction in the accrual for heritage costs. As a result of the bankruptcy filing as previously described in Note 1, the Company is no longer accruing costs associated with the 1992 Plan. In addition, the Company continues to reduce costs associated with overhead expenses and with its idled Virginia Division.

<PAGE 18>
Gains on the sales of assets were $99,000 during the quarter ending September 30, 1997, which relates primarily to sales of various assets from the Company's idled Virginia Division. In May, 1996 the Company relinquished to Penn Virginia Corporation certain coal reserves for a cash payment of $10,678,000. In addition, the Company obtained an 18 month option to purchase Penn Virginia's 16% interest in Westmoreland Resources for $3,000,000 which the Company exercised in the third quarter of 1996. The Company also sold its idled Wentz Complex to Stonega Mining and Processing and its idled Pine Branch Mining Inc. to Roaring Fork Mining Company in non-cash transactions. Each purchaser assumed specific reclamation and other liabilities.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

Revenues for the nine months ending September 30, 1997 were $51,214,000 compared to $45,231,000 for the nine months ending September 30, 1996. The increase is due to a higher volume of tons sold at WRI and increased earnings from independent power projects.

Costs and expenses for the nine months ending September 30, 1997 were $41,200,000 compared to $51,434,000 for the nine months ending September 30, 1996. The majority of the decline is due to a substantial reduction in the accrual for heritage costs. As a result of the bankruptcy filing as previously described in Note 1, the Company is no longer accruing costs associated with the 1992 Plan. In addition, the Company continues to reduce costs associated with overhead expenses and with its idled Virginia Division.

Losses on the sales of assets were $74,000 during the nine months ending September 30, 1997, of which a loss of $1,609,000 related to the removal and final sale of a longwall mining machine at the idled Virginia Division. Cash proceeds of $3,200,000 were received from the sale of the longwall mining machine but were offset by $2,000,000 of costs to remove the machine, $1,500,000 of remaining book value, and $1,300,000 relating to the buy-out of the lease on the machine. Proceeds of $2,200,000 were received from the sale of various equipment from the idled Virginia Division, $1,500,000 of which was recorded as a gain. Gains on the sales of assets were $20,262,000 for the nine months ending September 30, 1996. In January, 1996, the Company sold to Ark Land Company certain coal reserves held under lease from Ark. Cash proceeds from the transaction was $2,441,000, all of which was recorded as a gain during the first quarter. In May, 1996 the Company relinquished to Penn Virginia Corporation certain coal reserves for a cash payment of $10,678,000. In addition, the Company obtained an 18 month option to purchase Penn Virginia's 16% interest in Westmoreland Resources for $3,000,000, which the Company exercised in the third quarter of 1996. The Company also sold its idled Wentz Complex to Stonega Mining and Processing and its idled Pine Branch Mining Inc. to Roaring Fork Mining Company in non-cash transactions. Each purchaser assumed specific reclamation and other liabilities.

<PAGE 19>
                    PART II - OTHER INFORMATION


                              ITEM 1
                         LEGAL PROCEEDINGS
------------------------------------------------------------------
See Note 1 "Chapter 11 Reorganization Proceedings" of Notes to
Condensed Consolidated Financial Statements, which is incorporated by reference herein.



                              ITEM 6
                 EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------
a)   Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1997.





                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




WESTMORELAND COAL COMPANY


Date:          11/13/97              /s/ Robert J. Jaeger
                                     -----------------------------
                                         Robert J. Jaeger
                                         Senior Vice President - Finance,
                                         Treasurer and Controller



                                     /s/ Larry W. Mikkola
                                     -----------------------------
                                         Larry W. Mikkola
                                         Assistant Controller