Form 10-K
period 1997-12-31
WESTMORELAND COAL CO
filed 1998-04-15
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
                           (Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           For the fiscal year ended December 31, 1997

                               OR

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       For the transition period from _______ to _______ .

                    Commission File No. 0-752

                    WESTMORELAND COAL COMPANY
                    -------------------------
         (Debtor-in-Possession as of December 23, 1996)
     (Exact name of registrant as specified in its charter)

          Delaware                                23-1128670
          --------                                ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)               Identification No.)

14th Floor, 2 North Cascade Avenue, Colorado Springs, CO    80903
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:
                         (719) 442-2600
                         --------------

   Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF STOCK EXCHANGE
TITLE OF EACH CLASS                             ON WHICH REGISTERED
Common Stock, par value $2.50
  per share
Depositary Shares, each
  representing a one-quarter
  share of Series A Convertible
  Exchangeable Preferred Stock
Preferred Stock Purchase Rights

   Securities registered pursuant to Section 12(g) of the Act:

                                             NAME OF STOCK EXCHANGE
TITLE OF EACH CLASS                             ON WHICH REGISTERED
Series A Convertible
  Exchangeable Preferred Stock,
  par value $1.00 per share

<PAGE i>
                    WESTMORELAND COAL COMPANY
                            FORM 10-K
                          ANNUAL REPORT
                        TABLE OF CONTENTS

Item                                                         Page

                             PART I

1   Business                                                    1
2   Properties                                                  8
3   Legal Proceedings                                           9
4   Submission of Matters to a Vote of Security Holders        10


                             PART II

5   Market for Registrant's Common Equity and Related
    Stockholder Matters                                        11
6   Selected Financial Data                                    13
7   Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        14
8   Financial Statements and Supplementary Data                20
9   Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                        64


                            PART III

10  Directors and Executive Officers of the Registrant         65
11  Executive Compensation                                     70
12  Security Ownership of Certain Beneficial Owners and
    Management                                                 74
13  Certain Relationships and Related Transactions            N/A


                             PART IV

14  Exhibits, Financial Statement Schedule, and Reports
    on Form 8-K                                                78


Signatures                                                     81

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.

              Yes  X      No
                  ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                   X
                  ---

The aggregate market value of voting stock held by non-affiliates as of April 1, 1998 is estimated to be $34,119,000. Voting stock held by affiliates is designated as voting stock beneficially held by executive officers and directors and by holders of more than 10% of the outstanding voting stock.

There were 6,965,328 shares outstanding of the registrant's
Common Stock, $2.50 Par Value (the registrant's only class of common stock), as of April 1, 1998.

There were 2,300,000 depository shares, each representing one quarter of a share of the registrant's Preferred Stock, $1.00 Par
Value per preferred share, outstanding as of April 1, 1998.

<PAGE 1>
                             PART I
-----------------------------------------------------------------

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

COAL OPERATIONS

Coal Production

Westmoreland Resources, Inc. ("WRI") WRI is 80% owned by the Company and 20% by Morrison Knudsen Corporation who also mines the coal on a contract basis. It operates one large surface mine on approximately 15,000 acres of subbituminous coal reserves in the Powder River Basin. WRI shipped 7,051,000 tons, 4,668,000 tons, and 4,426,000 tons, of coal in 1997, 1996 and 1995, respectively. The Company received no dividends from WRI in 1997 due to Bankruptcy Code restrictions regarding the payment of dividends. The Company received cash dividends from WRI of $2,222,000, and $1,650,000 in 1996 and 1995, respectively.
Transportation is arranged and charges are paid by WRI's customers.

Virginia Division. The Company's remaining Virginia Division operations, all of which are idled, include one preparation plant
and one transloading facility.   The Virginia Division shipped
8,000 tons, 553,000 tons, and 2,007,000 tons of coal in 1997,
1996 and 1995, respectively, including coal produced by independent contractors and purchased coal. The Company idled the Virginia Division in 1995, has sold various assets during 1997 and 1996, and is currently marketing the few remaining assets held for sale. Asset sales in 1997 resulted in proceeds, before selling costs, of approximately $5,812,000. Additional asset sales could result in further recoveries.

<PAGE 2>
The following tables show, for each of the past five years, tons sold and revenues derived from Company and unaffiliated production as well as revenues from domestic and export activities. Included in Company tonnages below are amounts purchased from non-Company properties, but processed through Company-owned facilities.


               Coal Sales in Tons (tons in 000's)
----------------------------------------------------------------
                                         Company        Sold for
     Year                  Total        Produced          Others
----------------------------------------------------------------
     1997                  7,059           7,059               -
     1996                  5,221           4,668             553
     1995                  7,063           6,590             473
     1994                 14,815          12,031           2,784
     1993                 16,687          11,551           5,136
----------------------------------------------------------------

                  Coal Revenues ($'s in 000's)
----------------------------------------------------------------
                                         Company        Sold for
     Year                  Total        Produced          Others
----------------------------------------------------------------
     1997                 47,182          47,182               -
     1996                 44,152          32,554          11,598
     1995                109,114          92,992          16,122
     1994                370,166         286,970          83,196
     1993                465,256         307,468         157,788
----------------------------------------------------------------

                  Coal Revenues ($'s in 000's)
----------------------------------------------------------------
     Year                  Total        Domestic          Export
----------------------------------------------------------------
     1997                 47,182          47,182               -
     1996                 44,152          44,152               -
     1995                109,114         109,114               -
     1994                370,166         340,489          29,677
     1993                465,256         365,429          99,827
----------------------------------------------------------------

Approximately 97% of the tonnage sold by the Company in 1997 was pursuant to contracts at WRI calling for deliveries over a period longer than one year ("long-term contracts"). The table below presents the amount of coal tonnage sold under long-term contracts for the last five years:

                 -------------------------------
                      Sales Under Long-Term
                     Contracts Tons (000s) %
                 -------------------------------
                      1997             97%
                      1996             89%
                      1995             60%
                      1994             81%
                      1993             77%
                 -------------------------------

WRI's customers accounted for $47,044,000 in coal revenues in 1997 from the sale of 7,051,000 tons of coal, which represents virtually all of the Company's total 1997 coal revenues and total tons sold in 1997.

<PAGE 3>
The following table presents total sales tonnage the Company expects to ship under existing long-term contracts for the next five years from the Company's mining operations (all from WRI):

                 --------------------------------
                  Projected Sales Tonnage Under
                   Existing Long-Term Contracts
                              (000s)
                 --------------------------------
                       1998            6,200
                       1999            6,200
                       2000            3,700
                       2001            3,700
                       2002            3,700
                 --------------------------------

In 1997, the three largest customers of the Company accounted for 86% of its coal revenues. Northern States Power, Otter Tail Power and Western Fuels Association accounted for 44%, 24% and 18%, respectively, of the Company's coal revenues. No other customer accounted for as much as 10% of the Company's 1997 coal revenues. The long-term contract with WRI's largest customer, Northern States Power, expires in 2005 and accounted for 40% of the tons sold in 1997.

WRI has also entered into an option agreement with Northern States Power whereby it has agreed to sell up to an additional 200,000,000 tons of coal . As compensation for granting the option, WRI receives 1 1/4 cents, payable quarterly (with applicable price adjustments) for each optioned ton. The option may be exercised at any time in whole or in part through December 31, 2005. If exercised, the sales price will be based on the market price at the time the option is exercised. WRI recorded income totaling $3,128,000, $3,067,000 and $3,014,000 during
1997,  1996  and  1995,  respectively,  relative  to  the  option
agreement.    No  coal  has  been  delivered  under  the   option
agreement.

INDEPENDENT POWER OPERATIONS

Westmoreland Energy, Inc. ("WEI") owns and manages interests in independent power projects. WEI, through various subsidiaries, has interests in eight such power projects, all of which are currently operational. Refer to Note 5 of the Consolidated Financial Statements for additional information concerning WEI, including specific project operational statistics.

Independent power projects sell electricity through long term power contracts to utilities, or in some cases, to large industrial users. There are three types of independent power projects: cogeneration projects which provide two types of useful energy (e.g., electricity and steam) sequentially from a single primary fuel (e.g., coal); small power producers which utilize waste, biomass or other renewable resources as fuel; and exempt wholesale generators ("EWG") which provide electrical energy without the requirement to sell thermal energy or use waste or renewables as fuel sources. WEI has invested in projects that provide two types of useful energy sequentially from a single primary fuel and in projects that are exempt wholesale generators. The key elements of an independent power project are a long-term contract for the sale of electricity, long-term contracts for the fuel supply, a suitable site, required permits and project financing. Cogeneration projects require another long-term contract for the sale of the steam or other thermal energy. The economic benefits of cogeneration can be substantial because, in addition to generating electricity, a significant portion of the energy is used to produce steam or high temperature water (thermal energy) for industrial processes. Electricity is sold to utilities and in certain situations, to end-users of electrical power, including large industrial facilities. Thermal energy from the cogeneration plant is sold to commercial enterprises and other institutions. Large industrial users of thermal energy include plants in the chemical processing, petroleum refining, food processing, pharmaceutical, pulp and paper industries.

<PAGE 4>
The demand for power generated by cogeneration and other independent power plants was originally fostered by the energy crisis of the 1970's, which led to the enactment of legislation that encouraged companies to enter the industry by reducing regulatory requirements and facilitating the sale of electricity to utilities. A great many did so and many projects have been built. This along with various market developments, has dramatically limited the number and quality of remaining opportunities in the United States. First, the demand for electrical power has not reached initial projections, resulting in excess supply and severe downward pressure on generation and prices. Second, public and regulatory policy has now shifted its focus to open competitive power markets. Such changes threaten projects which are not cost competitive. Third, as utilities have consolidated and otherwise positioned themselves to address these events, they have become even more aggressive toward independent power operators, other than their own unregulated subsidiaries. The Company believes the domestic independent power market has matured and will offer extremely limited opportunities for the development of new projects in the near future. Many independent power producers are now primarily focused on the international market place for development. The very large capital demands, lengthy development periods, and substantial "out of country" risks make such opportunities unattractive to the Company at this time. As a result, the Company has made a strategic decision to focus its efforts primarily on maximizing the cash return on its existing investments.

TERMINAL OPERATIONS

Westmoreland Terminal Company, a wholly-owned subsidiary of the Company, owns a 20% interest in Dominion Terminal Associates ("DTA"), the owner of a coal storage and vessel-loading facility in Newport News, Virginia. DTA's annual throughput capacity is 22,000,000 tons, with a ground storage capacity of 1,700,000 tons. In 1997, DTA loaded 14,075,000 tons, including 2,682,000 tons for the Company. Prior to 1995, the terminal was utilized by the Company for most of its coal exporting and intracoastal business. Presently, the Company leases ground storage space and vessel-loading capacity and facilities to others and provides related support services. Refer to Note 6 of the Consolidated Financial Statements for further information regarding DTA.

GENERAL

Employees and Labor Relations

The Company, including subsidiaries, employed 40 people on December 31, 1997 compared with 70 on December 31, 1996.
Included in these figures are 4 employees represented by the United Mine Workers of America ("UMWA") at December 31, 1997, as compared to 10 such employees at December 31, 1996.

The Independent Bituminous Coal Bargaining Alliance ("IBCBA"), an alliance of four coal companies, including Westmoreland Coal Company, was formed in 1992 to negotiate wage agreements with the UMWA which became effective on December 16, 1993 (the "1993 Agreement"). The effect of the existing UMWA contract should be minimal due to the relatively small number of covered employees and short duration. The 1993 Agreement expires on August 1, 1998.

<PAGE 5>
Competition

The coal industry is highly competitive and the Company competes (principally on price and quality of coal) with many other coal producers of all sizes. The Company's production accounted for less than 1% of coal production in the United States in 1997. Coal-fired generation was responsible for nearly 60% of all electricity generated within the United States in 1997.

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

The Company's independent power operations face substantial competition from unregulated affiliates of utility companies, affiliates of fuel and equipment suppliers and other independent developers. The Company has essentially curtailed development efforts in independent power for the time being and is now focused primarily on maximizing returns on its existing assets.

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

Energy Regulation

WEI's cogeneration operations are subject to the provisions of various laws and regulations, including the federal Public Utilities Regulatory Policies Act of 1978 ("PURPA"). PURPA provides qualifying cogeneration facility status ("QF") to all of WEI's operations except ROVA I which is an Exempt Wholesale Generator ("EWG"). The QF or EWG status allows those facilities to operate with certain exemptions from substantial federal and state regulation, including regulation of the rates at which electricity can be sold.

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

<PAGE 6>
Protection of the Environment

Mining  Operations.  The Company believes its  mining  operations are in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. WRI has an agreement, which began in December, 1990, with its mining contractor, Morrison Knudsen Company, Inc. (a stockholder), that calls for the Company to pay approximately $1,700,000 over a 15 year period, the Company's maximum liability for reclamation costs associated with final mine closure. All remaining liability is that of Morrison Knudsen and customers who are obligated to pay final reclamation costs under provisions of their respective coal sales contracts. The Company maintains compliance primarily through maintenance and monitoring following initial compliance activities. Actual cash paid to perform reclamation in 1997 amounted to $257,000, all of which costs were incurred in the Virginia Division. The Company recorded a provision for reclamation of $108,000 in the Virginia Division during 1997. Reclamation fees imposed by the Federal Surface Mining Control and Reclamation Act of 1977 (the "Surface Mining Act") at WRI amounted to approximately $2,201,000, $1,634,000 and $1,538,000 in 1997, 1996 and 1995 respectively. Reclamation fees incurred at the Virginia Division amounted to $3,000, $73,000, and $217,000, in 1997, 1996 and 1995 respectively.

The Company projects that charges for maintenance and monitoring activities to meet environmental requirements for operations it continues to own will be minimal in 1998 due to the idle status of the Virginia Division operations. The reduction in overall charges, exclusive of idling costs for environmental purposes, is largely due to the asset dispositions that have taken place since 1994 pursuant to which the buyers assumed reclamation and environmental liabilities. Future costs could change either to reflect the impact of new regulations or because presently unforeseeable conditions may be imposed on future mining permits.

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

<PAGE 7>
In the event final reclamation is not performed in accordance with State and Federal regulations, the Company has $12,000,000 and $5,381,000 of reclamation bonds in place in Montana and Virginia, respectively, to assure compliance with all applicable regulations.

In 1990, certain amendments were enacted to the Clean Air Act ("1990 Amendments"). As the first major revisions to the Clean Air Act since 1977, the 1990 Amendments vastly expanded the scope of federal regulations and enforcement in several significant respects. In particular, the 1990 Amendments required that the United States Environmental Protection Agency issue new regulations related to ozone non-attainment, air toxics and acid rain. Phase I of the acid rain provisions required, among other things, that electric utilities reduce their sulfur dioxide emissions to less than 2.5 lbs per million Btu by January 1, 1995. Phase II required an additional reduction in emissions to less than 1.2 lbs per million Btu by January 1, 2000.

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

Foreign and Domestic Operations and Export Sales. The Company's assets are, and for each of the last three years have been, located entirely within the United States. Export sales during the last three years have been insignificant.

<PAGE 8>
ITEM 2 - PROPERTIES

As of December 31, 1997, the Company owned or leased coal properties located in Montana and Virginia. The Company's estimated demonstrated reserves in owned or leased property on December 31, 1997 in Montana were 638,484,000 tons and in Virginia were 87,000 tons. Properties located in Montana are leased by WRI from the Crow Tribe of Indians, which leases run to exhaustion of the coal reserves. Nearly all of the Company's remaining eastern reserves are under lease from Penn Virginia Coal Company ("Penn Virginia") a wholly-owned subsidiary of Penn Virginia Corporation. All leases with Penn Virginia run to exhaustion of the coal reserves. Certain reserves are owned in fee. In May 1996, the Company relinquished back to Penn Virginia Coal Company 262,411,000 tons of coal reserves as part of a sale of Virginia Division assets. In January 1995, as part of its sale of the Hampton Division, the Company sold back coal reserve leases in West Virginia (the Hampton Division) of 62,875,000 tons to the lessor, Penn Virginia.

The following table shows the Company's estimated demonstrated coal reserve base and production in 1997. The term "demonstrated coal reserve base" is as defined in the "Coal Resource Classification System of the U.S. Geological Survey" (Circular
891). This represents the sum of the measured and indicated reserve bases and includes assigned and unassigned economic and uneconomic reserves.

          Summary of Demonstrated Coal Reserve Base and Production Tons
                             as of December 31, 1997
                    (in thousands except sulfur percentages)
-------------------------------------------------------------------------------
                         1997                                Total Demonstrated
                      Production   Sulfur(1)  Assigned (2)   Coal Reserve Base
-------------------------------------------------------------------------------
Western Operations
Montana Steam          7,051          .63       638,484               638,484

Eastern Operations
Virginia Steam             8    1.05/1.24            87                    87

Total All
Operations             7,059            -       638,571               638,571
===============================================================================

(1) Percent Sulfur applies to the 1997 production tonnages.
(2) Assigned tonnages are legally recoverable through existing facilities based on current mining plans with current technology and the Company's infrastructure.

Coal reserves in Montana represent recoverable tonnage held under the terms of the Crow Tribe Lease, as amended in 1982, and other minor leases. These reserves are located in Big Horn County, Montana and are accessible via Interstate Highway 90. Transportation is arranged and charges are paid by WRI's customers. These reserves were estimated to be 799,803,000 tons as of January 1, 1980 based principally upon a report by independent consulting geologists, prepared in February 1980.
The reserves consist of two main seams and a stray seam between the upper and lower main seams. Currently, the upper seam, with estimated assigned reserves of 232,000,000 tons, is the only seam being mined due to a quality modification required by a significant customer. Annually, estimated remaining recoverable reserves are reduced by production in the upper main seam and by the amount of reserves in the lower and stray seams bypassed after mining the upper main seam.

<PAGE 9>
Estimates of reserves in Virginia are based mainly upon yearly evaluations made by the Company. The Company periodically modifies estimates of reserves under lease which may increase or decrease previously reported amounts. The reserve evaluations are based on new information developed by bore-hole drilling, examination of outcrops, acquisitions, dispositions, production, changes in mining methods, abandonments and other information. In addition to the coal reserves mentioned above, as of December 31, 1997 the Company owns coal preparation and loading facilities in Virginia. All of the Company's Virginia operations have been idled and the Company has no intention of resuming operations there.

WRI owns and operates a dragline and coal crushing and loading facilities at its mine in Montana.

ITEM 3 - LEGAL PROCEEDINGS

On February 2, 1998, the Debtor corporations filed a plan of reorganization and an accompanying disclosure statement, and the UMWA Health and Retirement Funds (the "Funds") filed a competing plan and disclosure statement on that same date. The Bankruptcy court has established April 15, 1998 as the date for filing all amendments and supplements to plans of reorganization and disclosure statements. Following that date, the Court will hold hearings to determine the adequacy of the disclosure statements and if either or both of the statements is deemed adequate, approval solicitation will take place. If either plan is approved by those eligible to vote, confirmation hearings will take place. Neither round of hearings has been scheduled, although the Court has expressed a desire to move the process along expeditiously. Several entities, including the Funds and the States of West Virginia and Virginia on behalf of their workers compensation funds, as well as insurance companies who had posted workers compensation bonds, have filed proofs of claim in the Chapter 11 proceeding. The Debtor Corporations have objected to many of these claims and will object to others in the near future, and intend to contest their size and allowability vigorously. Refer to Note 1 of Notes to Consolidated Financial Statements for additional information regarding liabilities subject to compromise as a result of the bankruptcy filing.

Westmoreland Energy, Inc.

WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership's principal customer, Virginia Power, contracted to purchase the electricity generated by ROVA I, one of two units within the ROVA Partnership, under a long-term contract. In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of the provisions of the contract dealing with the payment of the capacity purchase price when the facility experiences a "forced outage" day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The ROVA Partnership believes that the customer is required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated annual number of allowed days. The customer asserts that it is not required to do so.

<PAGE 10>
From May 1994 through December 1997, Virginia Power withheld approximately $14,000,000 of these capacity payments during periods of forced outages. To date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, The ROVA Partnership filed a complaint against Virginia Power seeking damages of at least $5,700,000, contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the court granted this motion. WLP filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss the complaint. In November 1995, Virginia Power filed with the court a motion for summary judgment, and a hearing on the motion was held in early December 1995. In late January 1996, the court denied Virginia Power's motion for summary judgment. Virginia Power filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted Virginia Power's second summary judgment motion and effectively dismissed the complaint. The ROVA Partnership appealed the Court's decision granting summary judgment to the Virginia Supreme Court. On June 6, 1997 the Virginia Supreme Court reversed the trial Court's decision to grant the customer's summary judgment motion and remanded the matter for trial. The case is set to be tried on October 26, 1998. Regardless of the outcome, the Company believes ROVA I will operate profitability and generate positive cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

<PAGE 11>
                             PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

In 1997, 1996, and 1995, the Company made no sales of its securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), except for issuances of common stock under section 4(2) of the Securities Act of 1933, as amended, to present and former Directors in lieu of directors' fees as follows: 3,797 shares to Governor A. Linwood Holton, Jr. on January 13, 1995; and 2,181 to each of Thomas W. Ostrander and Edwin E. Tuttle on December 18, 1995.

Market Information on Capital Stock

Price Range:

The following table shows the range of closing prices for the Common Stock and Depositary Shares of the Company. Each Depositary Share represents one quarter of a share of Preferred Stock. The stock traded on the New York Stock Exchange for the calendar quarters in 1996 as indicated. Trading was halted on 12/23/96 by the NYSE and 4th quarter low closing prices reflect the price of the stock at the time trading was halted.

Public trading for the Common Stock and the Depositary Shares resumed in February, 1997, via the Over the Counter Bulletin Board, and quarterly bid prices during 1997 are shown below as reported by the National Association of Securities Dealers Composite Feed or other qualified interdealer medium.

The two issues were removed from listing and registration on the NYSE on April 15, 1997.

-----------------------------------------------------------
                                 Closing Prices
                        Common Stock     Depositary Shares
-----------------------------------------------------------
                       High       Low      High       Low
-----------------------------------------------------------

1996
----
First Quarter         3 5/8     2 1/2     7 7/8     6 1/4
Second Quarter        4 1/4     2 3/4    12 7/8     7 1/2
Third Quarter         3 1/2     2 3/4     9 3/4     8 3/4
Fourth Quarter        3 3/8     1        10         6 3/8

1997
----
First Quarter           7/8       1/2     5 3/4     2
Second Quarter        15/16     17/32     5 1/2     5
Third Quarter         2 1/8     15/16     6 3/4     5 1/8
Fourth Quarter       2 7/16    1 1/16     7 3/8     4 7/8
-----------------------------------------------------------

Approximate Number of Equity Security Holders:

----------------------------------------------------------------
                                       Number of Record Holders
Title of Class                         (as of February 25, 1998)
----------------------------------------------------------------
Common Stock ($2.50 par value)                    1,757
Depositary Shares ($0.25 par value)                  63
----------------------------------------------------------------

<PAGE 12>
Dividends:

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements of the Company's principal lenders. Common stock dividend payments were not permitted under the covenants contained in those agreements from January 1993 through December 22, 1994. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the resulting shareholders' deficit. The thirteen quarterly preferred stock dividends which are in arrears (those dividends whose payment dates would have been July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1,
1996, July 1, 1996, October 1, 1996 and January 1, 1997, April 1,
1997, July 1, 1997, October 1, 1997, and January 1, 1998) amount to $15,884,000 in the aggregate ($27.63 per preferred share or $6.91 per depositary share).

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or
(2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at December 31, 1997 of $28,393,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy
Code, the Company is prohibited from paying dividends, either common or preferred during the pending of the case.

<PAGE 13>
ITEM 6 -   SELECTED FINANCIAL DATA

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Five Year Review
-------------------------------------------------------------------------------------
                                   1997(1)       1996      1995       1994       1993
-------------------------------------------------------------------------------------
Consolidated Income                      (in thousands except per share data)
 Statement Information
Revenue - Coal                   $  47,182  $  44,152 $ 109,114  $ 368,715  $ 465,256
        - Independent Power
           and other                18,650     16,162    15,886      5,443      4,642
-------------------------------------------------------------------------------------
        Total revenues              65,832     60,314   125,000    374,158    469,898

Cost and expenses                   66,383     80,104   156,732    391,476    485,878
Pension benefit                     (5,547)    (3,601)   (2,440)         -          -
Unusual charges (credits)          (27,214)   (11,896)   66,623     (2,100)    79,250
Doubtful accounts recoveries        (1,410)    (3,449)     (967)         -          -
-------------------------------------------------------------------------------------
Operating income (loss)             33,620       (844)  (94,948)   (15,218)   (95,230)

Gains on the sales of assets           969     24,238     9,088     41,130      2,000
Interest expense                      (320)      (400)   (1,164)    (5,425)    (4,936)
Minority interest                   (1,092)      (890)   (1,368)      (583)      (748)
Interest and other income              713      3,491     3,761      2,540      2,755
-------------------------------------------------------------------------------------
Income (loss) before
 reorganization items and
 income taxes                       33,890     25,595   (84,631)    23,027    (95,411)

Reorganization legal and
 consulting fees                    (2,484)         -         -          -          -
Reorganization interest income       1,552          -         -          -          -
Income taxes                             -       (575)   (1,488)    (2,291)    (1,487)
-------------------------------------------------------------------------------------
Income (loss) from
 continuing operations              32,958     25,020   (86,119)    20,153    (97,646)

Discontinued operations:
   Operating loss                   (1,284)    (1,049)     (267)         -          -
   Impairment and loss on
    disposal                        (3,518)         -         -          -          -
-------------------------------------------------------------------------------------
Loss from discontinued
 operations                         (4,802)    (1,049)     (267)         -          -
-------------------------------------------------------------------------------------
Cumulative effect of change
 in accounting for
 pneumoconiosis benefits                 -     14,372         -          -          -
-------------------------------------------------------------------------------------
Net income (loss)                   28,156     38,343   (86,386)    20,153    (97,646)

Less preferred stock dividends:
   Declared                              -          -     2,444      1,222      4,888
   In arrears                        4,888      4,888     2,444      3,666          -
-------------------------------------------------------------------------------------
Net income (loss) applicable
 to common shareholders          $  23,268     33,455   (91,274)    15,265   (102,534)
=====================================================================================

Net income (loss) per share
 applicable to common
 shareholders                    $    3.34  $    4.80 $  (13.11) $    2.19  $  (14.74)
Dividends declared per
 common share                    $       -  $       - $       -  $       -  $       -
Weighted average number
 of common and common
 equivalent shares                   6,965      6,965     6,965      6,956      6,954
-------------------------------------------------------------------------------------
Balance Sheet Information
Working capital (deficit)        $  38,512  $  10,185 $ (16,458) $  (1,481) $  (6,839)
Net property, plant
 and equipment                      35,687     42,700    59,868     89,728    146,450
Total assets                       181,997    153,971   167,107    229,739    265,498
Total debt                             458      1,324     4,593     15,931     44,034
Liabilities subject to
 compromise                        132,667    136,191         -          -          -
Shareholders' equity (deficit)      28,393        237   (38,106)    50,724     31,790
-------------------------------------------------------------------------------------

<PAGE 14>
(1) On December 23, 1996, Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company (the "Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. The Debtor Corporations are in possession of their respective properties and assets and are operating as debtors in possession pursuant to provisions of the Bankruptcy Code. Refer to Note 1 to the Consolidated Financial Statements for further details.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition
Years Ended December 31, 1997, 1996 and 1995

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

Recognizing that it would not be able to meet charges and terms associated with the United Mine Workers of America Health and Retirement Funds ("the Funds") , Westmoreland initiated discussions with the Funds in November 1995. The Company submitted several proposals. After the Funds failed to accept any of Westmoreland's proposals and offered no realistic counter proposals, the Company made the decision to file for protection under Chapter 11 of the United States Bankruptcy Code to protect the Company's value from the demands of the Funds.

The Company believes that cash generated from existing operations and the proceeds from the sale of its non-operating assets are not sufficient to meet the liabilities to the Funds in the amounts and on the terms they demand and that substantial value would be lost if the Company liquidated, including that of its tax loss carryforwards.

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

The Company believes that different assumptions and methodologies other than generally accepted accounting principles will be used by the Bankruptcy Court to determine the amount paid to settle liabilities and contingencies that will be allowed in the Chapter 11 reorganization.

<PAGE 15>
Westmoreland has sought to structure a consensual plan of reorganization and in mid-April, 1997, the Company presented a settlement proposal to the Funds upon which a consensual plan of reorganization could be based. While the Company subsequently had discussions with and provided extensive backup information to the Funds' financial advisor, and was assured of a prompt reply, no response or counter proposal was received until October 14, 1997. On that date a meeting between representatives of the parties was held in Denver, Colorado during which the Funds presented an entirely different settlement approach to the Company. The Funds' proposal came after nearly two years' effort by Westmoreland and the submission of numerous proposals by the Company over that period. It also followed a September 5, 1997 ruling by the U.S. Bankruptcy Court that denied a motion for summary judgment filed by the 1992 Benefit Plan and held that the 1992 Benefit Plan's claims are general, unsecured pre-petition claims, and not entitled to administrative priority. The Company rejected this opening proposal from the Funds, but attempted to use certain features of that proposal as a basis for further discussions with financial advisors to the Funds. These discussions continued until December 7, 1997 when, at a meeting between representatives of Westmoreland and representatives of the Funds, Westmoreland was advised that the financial advisors to the Funds had no authority to negotiate and that their statements did not reflect the views of counsel or the trustees of the Funds, who had not even been briefed on these discussions. The Funds' counsel demanded that any further negotiations be between counsel and solely pursuant to the exchange of formal written proposals. On January 7, 1998, Westmoreland made a further and written proposal to the Funds and two weeks later counsel to the Funds informed the Company that the proposal was unacceptable, declining to provide any explanation or analysis or whether any elements of the proposal might form the basis for further discussion. The Funds stated that further discussions were not likely to be fruitful and that the Funds intended to file their own plan of reorganization.

On February 2, 1998, the Debtor Corporations filed a plan of reorganization which provides for, among other things, the payment in full (or substantially in full) of all allowed claims entitled to satisfaction ahead of the Company's shareholders (including the Funds, to the extent they hold allowed claims). The final plan of reorganization may differ from the plan currently filed with the Bankruptcy Court.

On February 2, 1998, the Funds filed a competing plan of reorganization (the "Fund Plan"). Among other things, the Fund
Plan provides for the elimination of all preferred and common shareholder interests. The Company intends to vigorously oppose the Fund Plan.

The Bankruptcy Court has established April 15, 1998 as the date for filing all amendments and supplements to the plans of reorganization and disclosure statements. Following that date, the Court will hold hearings to determine the adequacy of the disclosure statements and if either or both of the statements is deemed adequate, approval solicitation will take place. If either plan is approved by those eligible to vote, confirmation hearings will take place. Neither round of hearings has been scheduled, although the Court has expressed a desire to move the process along expeditiously. No assurances can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position.

<PAGE 16>
Liquidity and Capital Resources

Cash provided by operating activities was $19,931,000 and $8,174,000 in 1997 and 1995, respectively. Cash used by operating activities totaled $14,949,000 in 1996. The increase of $34,880,000 in cash provided by operations in 1997 compared to 1996 is mainly a result of the following: increased operating revenues at WRI, decreased expenses relating to heritage costs as a result of the automatic stay associated with the bankruptcy; and increased cash distributions from independent power projects. The reduction in cash provided by operations in 1996 as compared to 1995 is principally due to the curtailment of eastern mining operations.

Cash provided by investing activities in 1997, 1996 and 1995 was $2,093,000, $14,684,000 and $1,868,000, respectively. The reduction in cash provided from investing activities in 1997 as compared to 1996 is a result of a decrease in proceeds from sales of investments and assets in 1997. In 1997, the Company sold various assets of the Virginia Division for aggregate net proceeds of $2,757,000. The Company received $19,689,000 from the sale of various Virginia Division assets in 1996. Offsetting these cash inflows was a cash outlay of $4,200,000 for the purchase of an additional interest in WRI in 1996. The Company received $10,131,000 from the disposition of various assets, mainly the Hampton Division, and $3,145,000 in note payments in 1995. Offsetting these cash inflows in 1995 were cash investments relating to equity commitments for a cogeneration project of $4,611,000, acquisitions of $2,771,000 and fixed asset additions of $2,923,000.

Cash used in financing activities in 1997, 1996 and 1995 totaled $151,000, $2,655,000 and $13,784,000, respectively. Cash used in
1997 and 1996 primarily related to the repayment of debt. Cash used in 1995 included $10,240,000 relating to the repayment of debt and $2,444,000 in preferred stock dividends.

Consolidated cash and cash equivalents at December 31, 1997 totaled $30,664,000. As a result of the Chapter 11 bankruptcy filings, the Company is not permitted to consolidate the individual subsidiary cash balances but continues to manage those balances on their behalf. As of December 31, 1997, the cash balances at the filed subsidiaries were: Westmoreland Resources, Inc. ("WRI") - $11,378,000; Westmoreland Coal Sales Company - $388,000; Westmoreland Terminal Company - $1,594,000; and Westmoreland Energy, Inc. - $15,817,000. The cash balance for Westmoreland Coal Company was $1,487,000. At December 31, 1996, cash and cash equivalents totaled $8,791,000 (including $3,095,000 at WRI). The Company's cash and cash equivalents are not restricted as to use or disposition under the normal course of business, except for the bankruptcy restrictions. The cash at WRI, an 80%-owned subsidiary, is available to the Company only through dividends. Such dividends may not be paid while the Company is in the bankruptcy proceedings. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $6,665,000 at December 31, 1997 and $17,960,000 at December 31, 1996. The $6,665,000 represents an interest-bearing cash deposit account, which collateralizes the Company's outstanding surety bonds for its workers compensation self-insurance programs. The $17,960,000 was comprised of two items: a $9,960,000 interest-bearing cash deposit account, which collateralized the Company's outstanding surety bonds for its workers' compensation self-insurance programs and $8,000,000 invested in certificates of deposit which is classified as an Investment in Independent Power Projects at December 31, 1996. The $8,000,000 in certificates of deposit represented cash proceeds which were transferred from debt reserve accounts of certain of the Company's independent power projects and for which bank letters of credit were substituted. The cash proceeds were restricted as to use and were invested in certificates of deposit of the bank issuing the letters of credit. The certificates of deposit collateralized the letters of credit. During the first quarter of 1997, the letters of credit were rescinded by the bank. The certificates of deposit were redeemed and the $8,000,000 was returned to the debt reserve accounts. This amount continues to be classified as an investment in independent power projects. The difference in cash collateralizing Workers' Compensation surety bonds reflects amounts drawn in 1997 to pay claims pursuant to an approved order of the bankruptcy court.

<PAGE 17>
Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements entered into with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of the recognition of losses related to the idling of the Virginia division and the resulting shareholders' deficit. The thirteen quarterly dividends which are in arrears (those dividends whose payment dates would have been July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1, 1996, January 1,
1997, April 1, 1997, July 1, 1997, October 1, 1997 and January 1,
1998) amount to $15,885,000 in the aggregate ($27.63 per preferred share or $6.91 per depositary share).

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or
(2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits for the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at December 31, 1997 of $28,393,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy
Code, the Company is prohibited from paying dividends, either common or preferred.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company has made a determination that all of its significant software applications are Year 2000 compliant.

Results of Operations
1997 Compared to 1996
-----------------------------------------------------------------
Coal Operations. Coal revenues for 1997 were $47,182,000 as compared to $44,152,000 in 1996. This increase is a direct result of an increase of 2,391,000 in tons produced and sold at Westmoreland Resources, Inc. Expenses associated with coal revenues decreased as a result of the winding down of operations at the Virginia Division in 1996 and the subsequent reduction of costs associated with idle properties.

Independent Power Operations. Equity in earnings of independent power projects in 1997 were $17,770,000 compared to $15,335,000 in 1996. This 14% increase is attributable to an increase in project earnings as a result of increased capacity payments, and reductions in operating and maintenance expenses.

<PAGE 18>
Terminal Operations. The equity in earnings of DTA of $880,000 in 1997 was comparable to the equity in earnings of $827,000 in 1996.

Selling and administrative costs decreased $4,287,000 or 42% as a result of the continued wind-down of Virginia Division operations, a further Company wide reduction in personnel and related expenses, and lower travel, legal and consulting expenses. All expenses relating to the Company's reorganization under the Bankruptcy Code are classified separately.

Heritage costs expensed for 1997 were $16,673,000 compared to
$16,686,000 in 1996.   The majority of these liabilities are
subject to compromise and will be determined in the bankruptcy process.

In 1997, the Company recorded an unusual credit of $27,214,000 which included a curtailment gain of $14,199,000 associated with the anticipated expiration of the 1993 Wage Agreement and a benefit of $13,015,000 due to a change in the estimated liability for pneumoconiosis benefits. In 1996, the Company recorded an unusual credit of $11,896,000, representing an adjustment of $5,896,000 to the liability for post-retirement medical benefits recorded when the Hampton Division was sold in 1995, and an adjustment of $6,000,000 related to an updated actuarial valuation of the UMWA pension withdrawal liability.

In September, 1997, the Company completed the sale of the Corona
Group which provided technical repair and maintenance services to the power generating industry. The impairment and loss on disposal of $3,518,000 in 1997 and the operating losses of $1,284,000 in 1997, $1,049,000 in 1996 and $267,000 in 1995, have been reflected as discontinued operations.

Results of Operations
1996 Compared to 1995
-----------------------------------------------------------------
Coal Operations. Coal revenues for 1996 were $44,152,000 as compared to $109,114,000 in 1995. This reduction is attributable to the fact that coal sales from the Virginia Division were insignificant in 1996 as a result of the idling of that division in September 1995. Expenses associated with the coal sales also decreased. The gross margin for coal sales in 1996 remained comparable to 1995 except for ongoing idle costs at the Virginia Division which continued in 1996.

Independent Power Operations. Equity in earnings and development fees for the independent power operations were $15,335,000 in 1996 compared to $16,968,000 in 1995.

Terminal Operations. For 1996 there was an increase in the equity in earnings of DTA of $1,909,000 as compared to 1995. This increase is a result of an increase in the throughput tonnage for the terminal. The per ton charge for the throughput in 1996 was comparable to 1995.

Heritage costs for 1996 are lower than in 1995. The Company is no longer self-insured for workers' compensation benefits as of January 1, 1996 and no workers' compensation expense was recorded in 1996. The total expected obligation for all future workers' compensation expense claims was actuarially determined and recorded at December 31, 1995. Selling and administrative expenses have declined due to downsizing and relocation of the corporate office in September 1995.

<PAGE 19>
In 1996, the Company recorded unusual credits of $11,896,000 for the adjustment of accrued postretirement medical benefits of $5,896,000 charged when the Hampton Division which was sold in 1995, and an adjustment of $6,000,000 related to an updated actuarial valuation of the UMWA pension withdrawal liability. The unusual charges recorded in September 1995 related to the idling of the Virginia Division. The Virginia Division also recognized a $23,500,000 gain during the third quarter of 1995 from the early contract buyout of the Duke Power Coal Purchase Agreement.

During 1996, the Company realized proceeds of $19,689,000 from the sale of Virginia Division assets in nine separate transactions. The gain on these transactions was $24,238,000 which included $5,224,000 in reclamation obligations that were assumed by the various purchasers. In January 1995, the Company sold the assets of its Hampton Division (West Virginia) for net proceeds of $7,400,000 resulting in a gain from the sale of assets of $9,088,000.

<PAGE 20>
ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Contents

Consolidated Balance Sheets                                    21

Consolidated Statements of Operations                          23

Consolidated Statements of Shareholders' Equity (Deficit)      25

Consolidated Statements of Cash Flows                          26

Summary of Significant Accounting Policies                     28

Notes to Consolidated Financial Statements                     31

<PAGE 21>
Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Consolidated Balance Sheets
-------------------------------------------------------------------------------

December 31,                                                 1997          1996
-------------------------------------------------------------------------------
                                                               (in thousands)
Assets
Current assets:
 Cash and cash equivalents                            $    30,664   $     8,791
 Receivables:
   Trade                                                    4,483         4,667
   Terminated pension plan, net                            13,040             -
   Other                                                    1,026         2,218
-------------------------------------------------------------------------------
                                                           18,549         6,885
 Inventories                                                    -           688
 Other current assets                                         402           726
-------------------------------------------------------------------------------
   Total current assets                                    49,615        17,090
-------------------------------------------------------------------------------

Property, plant and equipment:
   Land and mineral rights                                 11,684        11,028
   Plant and equipment                                     94,265       137,873
-------------------------------------------------------------------------------
                                                          105,949       148,901
   Less accumulated depreciation and depletion             70,262       106,201
-------------------------------------------------------------------------------
                                                           35,687        42,700

Investment in independent power projects                   54,152        51,386
Investment in Dominion Terminal Associates (DTA)           18,680        19,841
Workers' compensation bond                                  6,665         9,960
Prepaid pension cost                                        3,528        11,021
Excess of trust assets over pneumoconiosis
 benefit obligation                                        11,700             -
Other assets                                                1,970         1,973
-------------------------------------------------------------------------------
    Total Assets                                      $   181,997   $   153,971
===============================================================================

See accompanying Summary of Significant Accounting Policies and Notes to
Consolidated Financial Statements.

<PAGE 22>
December 31,                                                 1997          1996
-------------------------------------------------------------------------------
                                                                (in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
 Current installments of long-term debt               $       51    $       443
 Accounts payable and accrued expenses:
   Trade                                                   2,894            847
   Taxes, other than income taxes                          5,208          3,437
   Reorganization expenses                                 1,645              -
   Other accrued expenses                                  1,205          1,588
   Reclamation costs                                         100            590
-------------------------------------------------------------------------------
     Total current liabilities                            11,103          6,905
-------------------------------------------------------------------------------

Liabilities subject to compromise                        132,667        136,191
Long-term debt, less current installments                    407            881
Accrual for reclamation costs, less current portion        3,182          4,216
Accrual for pneumoconiosis benefits                            -            127
Other liabilities                                              -            261

Minority interest                                          6,245          5,153

Commitments and contingent liabilities

Shareholders' equity
  Preferred stock of $1.00 par value
   Authorized 5,000,000 shares;
   Issued 575,000 shares                                     575            575
  Common stock of $2.50 par value
   Authorized 20,000,000 shares;
   Issued 6,965,328 shares                                17,402         17,402
  Other paid-in capital                                   94,641         94,641
  Accumulated deficit                                    (84,225)      (112,381)
-------------------------------------------------------------------------------
    Total shareholders' equity                            28,393            237
-------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity        $  181,997    $   153,971
===============================================================================

See accompanying Summary of Significant Accounting Policies and Notes to
Consolidated Financial Statements.

<PAGE 23>

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Consolidated Statements of Operations
-------------------------------------------------------------------------------------
Year Ended December 31,                                  1997        1996        1995
                                                                (in thousands)
Revenues:
  Coal                                             $   47,182  $   44,152  $  109,114
  Independent power projects -
   equity in earnings                                  17,770      15,335      16,968
  Dominion Terminal Associates -
   equity in earnings (share of losses)                   880         827      (1,082)
-------------------------------------------------------------------------------------
                                                       65,832      60,314     125,000
-------------------------------------------------------------------------------------
Cost and expenses:
  Cost of sales - coal                                 42,063      50,863     104,120
  Depreciation, depletion and amortization              1,715       2,336      14,903
  Selling and administrative                            5,932      10,219      17,865
  Heritage costs                                       16,673      16,686      19,844
  Pension benefit (including termination gain
   of $1,512,000 in 1997)                              (5,547)     (3,601)     (2,440)
  Unusual charges (credits)                           (27,214)    (11,896)     66,623
  Doubtful accounts recoveries                         (1,410)     (3,449)       (967)
-------------------------------------------------------------------------------------
                                                       32,212      61,158     219,948
-------------------------------------------------------------------------------------
Operating income (loss)                                33,620        (844)    (94,948)

Other income (expense):
  Gains on sales of assets (including
   $10,700,000 from Penn Virginia
   Corporation in 1996)                                   969      24,238       9,088
  Interest expense                                       (320)       (400)     (1,164)
  Interest income                                           -       1,455       2,600
  Minority interest                                    (1,092)       (890)     (1,368)
  Other income                                            713       2,036       1,161
-------------------------------------------------------------------------------------
                                                          270      26,439      10,317
-------------------------------------------------------------------------------------
Income from continuing operations before
 reorganization items and income taxes                 33,890      25,595     (84,631)

Reorganization Items:
  Legal and consulting fees                            (2,484)          -           -
  Interest income                                       1,552           -           -
-------------------------------------------------------------------------------------
Income before income taxes                             32,958      25,595     (84,631)
Income tax expense                                          -        (575)     (1,488)
-------------------------------------------------------------------------------------
Income (loss) from continuing operations               32,958      25,020     (86,119)

Discontinued operations:
  Operating loss                                       (1,284)     (1,049)       (267)
  Impairment and loss on disposal                      (3,518)          -           -
-------------------------------------------------------------------------------------
  Loss from discontinued operations                    (4,802)     (1,049)       (267)

Cumulative effect of change in
 accounting for pneumoconiosis benefits                     -      14,372           -
-------------------------------------------------------------------------------------
Net income (loss)                                      28,156      38,343     (86,386)
Less preferred stock dividends:
   Declared                                                 -           -       2,444
   In arrears                                           4,888       4,888       2,444
-------------------------------------------------------------------------------------
Net income (loss) applicable
 to common shareholders                             $  23,268  $   33,455  $  (91,274)
=====================================================================================

<PAGE 24>
                                                                         (Continued)
Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Consolidated Statements of Operations (Continued)
-------------------------------------------------------------------------------------
Year Ended December 31,                                  1997        1996        1995
-------------------------------------------------------------------------------------
                                                             (in thousands except
                                                                 per share data)
Income (loss) per share applicable
 to common shareholders:
  Continuing operations                            $     4.03  $     2.88  $   (13.11)
  Discontinued operations                               (0.69)       (.14)          -
  Cumulative effect of change in
   accounting principle                                     -        2.06           -
-------------------------------------------------------------------------------------
                                                   $     3.34  $     4.80  $   (13.11)
=====================================================================================
Pro forma amounts assuming the change in the
 method of accounting for pneumoconiosis
 benefits is applied retroactively:
    Net income (loss) applicable
     to common shareholders                                 -  $   19,083  $  (96,405)
    Income (loss) per share applicable
     to common shareholders                                 -  $     2.74  $   (13.84)
=====================================================================================
Weighted average number of common
 shares outstanding - basic and diluted                 6,965       6,965       6,965


See accompanying Summary of Significant Accounting Policies and Notes to
Consolidated Financial Statements.

<PAGE 25>

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Consolidated Statements of Shareholders' Equity (Deficit)
Years Ended December 31, 1995, 1996, and 1997
------------------------------------------------------------------------------------------
                                     Class A
                                 Convertible                                         Total
                                Exchangeable                                 Shareholders'
                                   Preferred  Common   Paid-In Accumulated          Equity
                                       Stock   Stock   Capital     Deficit       (Deficit)
                                                      (in thousands)
Balance at January 1, 1995      $        575  17,390    94,653     (61,894)         50,724

  Net loss                                 -       -         -     (86,386)        (86,386)
  Cash dividends declared on
   preferred stock                         -       -         -      (2,444)         (2,444)
  Other                                    -      12       (12)          -               -
------------------------------------------------------------------------------------------
Balance at December 31, 1995             575  17,402    94,641    (150,724)        (38,106)

  Net income                               -       -         -      38,343          38,343
------------------------------------------------------------------------------------------
Balance at December 31, 1996             575  17,402    94,641    (112,381)            237

  Net income                               -       -         -      28,156          28,156
------------------------------------------------------------------------------------------
Balance at December 31, 1997     $       575  17,402    94,641     (84,225)         28,393
==========================================================================================

See  accompanying  Summary  of  Significant Accounting  Policies  and  Notes  to
Consolidated Financial Statements.

<PAGE 26>

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------
Years Ended December 31,                                     1997       1996        1995
----------------------------------------------------------------------------------------
                                                                   (in thousands)
Cash flows from operating activities:
Net income (loss)                                      $   28,156  $  38,343 $   (86,386)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Equity in earnings of independent power projects      (17,770)   (15,335)    (12,968)
    Deferred development fees earned from
     independent power projects                                 -          -      (4,000)
    Cash distributions from independent
     power projects                                        14,995     12,971      10,370
    Equity earnings from Dominion
     Terminal Associates                                     (880)      (827)      1,082
    Cash generated by Dominion Terminal
     Associates facility                                    4,865      3,786       1,842
    Cash contributions to Dominion Terminal
     Associates                                            (2,883)    (3,187)     (2,282)
    Depreciation, depletion and amortization                1,715      2,336      14,903
    Gain on termination of pension plan                    (1,512)         -           -
    Unusual charges (credits)                             (27,214)   (11,896)     90,126
    Gains on sales of assets                                 (969)   (24,238)     (9,088)
    Minority interest in WRI's income                       1,092        890       1,368
    Deferred income tax benefit                                 -       (579)       (404)
Impairment and loss on disposition of
 discontinued operations                                    3,518          -           -
    Cumulative effect of change in accounting for
     pneumoconiosis benefits                                    -    (14,372)          -
    Other                                                      96      2,747       6,786
    Changes in assets and liabilities:
      Accounts receivable, net of allowance for
       doubtful accounts                                    1,392     (1,331)     16,390
      Inventories                                             660        252       4,389
      Accounts payable and accrued expenses                   880     (9,037)    (26,263)
      Income taxes payable                                      -     (2,905)     (1,058)
      Prepaid pension asset                                (4,035)         -           -
      Accrual for workers' compensation                         -     (6,285)       (267)
      Accrual for postretirement medical costs                  -      7,250       5,008
      Accrual for pneumoconiosis benefits                   1,188        127      (1,133)
      Other liabilities                                        15       (914)       (241)
----------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities
 before reorganization items                                3,309    (22,204)      8,174
----------------------------------------------------------------------------------------
Changes in reorganization items:
  Trade and other liabilities subject to compromise        14,977      7,255           -
  Liabilities not subject to compromise                     1,645          -           -
----------------------------------------------------------------------------------------
Net change in reorganization items                         16,622      7,255           -
----------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities        19,931    (14,949)      8,174
----------------------------------------------------------------------------------------
                                                                              (Continued)
Cash flows from investing activities:
  Additions to property, plant and equipment                 (174)      (664)     (2,923)
  Equity funding of independent power projects                  -          -      (4,611)
  (Increase) decrease in notes receivable                       -       (141)      3,145
  Purchase of additional interest in WRI                        -     (4,200)          -

<PAGE 27>
Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Consolidated Statements of Cash Flows  (Continued)
----------------------------------------------------------------------------------------
Years Ended December 31,                                     1997       1996        1995
----------------------------------------------------------------------------------------
  Purchase of subsidiary                                        -          -      (2,771)
  Hampton lease buyout                                          -          -      (1,103)
  Net proceeds from sales of investments and assets         2,757     19,689      10,131
  Cash held by subsidiary disposed of                        (490)         -           -
----------------------------------------------------------------------------------------
 Net cash provided by investing activities                  2,093     14,684       1,868
----------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                                (151)    (1,662)    (10,240)
  Dividends paid to preferred shareholders                      -          -      (2,444)
  Dividends paid to minority shareholders
   of subsidiary                                                -       (993)     (1,100)
----------------------------------------------------------------------------------------
Net cash used in financing activities                        (151)    (2,655)    (13,784)
----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       21,873     (2,920)     (3,742)
Cash and cash equivalents, beginning of year                8,791     11,711      15,453
----------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                 $   30,664  $   8,791 $    11,711
========================================================================================

Supplemental disclosures of cash flow information:

Cash paid during the year for:
    Interest                                           $       31  $     228 $     1,106
    Income taxes                                                -      1,140       1,432

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

See accompanying Summary of Significant Accounting Policies and
Notes to Consolidated Financial Statements.

<PAGE 28>
Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Summary of Significant Accounting Policies
-----------------------------------------------------------------

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

Effective January 1, 1996 and as discussed in Note 9, the Company changed its method of accounting for pneumoconiosis benefits to recognize actuarial gains and losses related to the pneumoconiosis benefit obligation, as actuarially determined, in the period in which they occur. Previously, the Company accrued for the projected costs of pneumoconiosis benefits, on an actuarial basis, over the period which benefits were expected to be paid. An independent trust has been established to pay these benefits.

Post Retirement Benefits Other than Pensions

The Company accounts for health care and life insurance benefits provided to certain retired employees and their dependents by accruing the cost of such benefits over the service lives of employees. The Company is amortizing its transition obligation, for past service costs relating to these benefits, over twenty years. For UMWA represented union employees who retired prior to 1976, the Company, prior to the bankruptcy described in Note 1, provided similar medical and life insurance benefits by making payments to a multiemployer union trust fund. The Company expenses such payments when made.

Coal Revenues

The Company recognizes coal sales revenue at the time title passes to the customer. The Company also records as revenue amounts received from coal related activities, such as proceeds from coal contract buy-outs and coal option payments. Coal revenues include the sale of mined coal and sales of coal produced by unaffiliated mining companies where the Company is a sales agent or broker. The Company recognizes revenue for the coal sold for unaffiliated companies since the Company assumes the credit risk for the sale, performs other services such as invoicing, quality control and shipment monitoring, and in most cases takes title to the coal. The Company had no revenue pertaining to coal sold for others during 1997. Coal revenues pertaining to coal sold for other companies amounted to $11,598,000 in 1996 and $16,122,000 in 1995.


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

Net Income (Loss) Per Share Applicable to Common Shareholders

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ending after December 15, 1997 and requires retroactive restatement of earnings per share for prior periods. The statement replaces the calculation of "primary earnings per share" with "basic earnings per share" and redefines the "diluted earnings per share" computation. Adoption of SFAS 128 did not effect the reported income or loss per common share for the years ended December 31, 1997, 1996 or 1995.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

<PAGE 31>
Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Notes to Consolidated Financial Statements

December 31, 1997, 1996 and 1995
-----------------------------------------------------------------

1.NATURE OF OPERATIONS

The Company's principal activities, conducted within the United States are, (i) the production and sale of coal from a contractor operated mine in the Powder River Basin in Eastern Montana; (ii) the ownership of interests in cogeneration and other non-regulated independent power plants; and (iii) the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility.

Chapter 11 Reorganization Proceedings

On December 23, 1996 ("Petition Date"), Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company (the "Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. The Debtor Corporations are in possession of their respective properties and assets and are operating as debtors in possession pursuant to provisions of the Bankruptcy Code. On February 2, 1998, the Company submitted a plan of reorganization, which is subject to Bankruptcy Court review, for these entities pursuant to Chapter 11 of the Bankruptcy Code.

The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all of the possible consequences of the ongoing Chapter 11 reorganization cases. Specifically, the consolidated financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization cases or the effect of any changes which may be made in connection with the Debtor Corporations' capitalization or operations resulting from a plan of reorganization. Costs incurred related to the reorganization were $2,484,000 in 1997.

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

Liabilities Subject to Compromise

The filing of the Chapter 11 cases by the Debtor Corporations (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all prepetition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date. In accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization under the Bankruptcy Code") liabilities subject to compromise are segregated from those that are not, in the accompanying balance sheet. The following table sets forth the liabilities of the Company that are subject to compromise as of December 31, 1997 and 1996:

<PAGE 32>
December 31,                              1997         1996
-----------------------------------------------------------
Trade and other liabilities       $  7,035,000 $  7,255,000
Long-term debt                       1,607,000    1,607,000
1974 UMWA Pension Plan              13,800,000   13,800,000
Workers' compensation               24,341,000   27,339,000
1992 UMWA Benefit Plan              40,469,000   28,115,000
1993 Wage Agreement Plan            32,067,000   44,619,000
UMWA Combined Benefit Fund                   -            -
Salaried Plan                       12,175,000   12,500,000
SERP                                 1,173,000      956,000
-----------------------------------------------------------
     Total                        $132,667,000 $136,191,000
===========================================================

The liabilities subject to compromise include obligations to pay future pension, workers' compensation, health care and other post retirement benefits ("future benefit obligations"). The estimates of the present value of these future benefit obligations are actuarially determined. The actuarial assumptions underlying these calculations are not subject to precise estimation. Accordingly, these estimates are subject to change as new information becomes available.

In determining future benefit obligations for purposes of preparing financial statements in accordance with generally accepted accounting principles and the related disclosures, certain assumptions and methodologies must be used with respect to some actuarial factors. For other factors, there is a range of actuarial assumptions that would be considered reasonable. While the Company believes that the assumptions used in estimating the present value of these liabilities for future benefits fall within this acceptable range, there are other reasonable assumptions which, if used, would reduce those estimates.

The Company believes that different assumptions and methodologies will be used by the Bankruptcy Court to determine the amount of the allowed claims relating to these future benefit obligations, including a requirement by the Court that the actuarial calculations give effect to the implementation of the managed care and cost containment provisions required by the Coal Act. The Company believes that those assumptions and methodologies will result in allowed claims significantly less than the estimated present value of the benefit obligations used in preparing these financial statements and disclosures.

Long-Term Debt. The Company maintains that to the extent unsecured long-term debt pertains to transactions arising prior to the Petition Date, such liabilities constitute liabilities subject to compromise. The Company believes that substantially all of its liability for unsecured long-term debt arose and was incurred prepetition and constitute prepetition claims. A number of proofs of claim have been filed in the Chapter 11 case in connection with this liability.

<PAGE 33>
1974 UMWA Pension Plan. The Company maintains that for bankruptcy purposes, to the extent any withdrawal liability will be assessed under the Multiemployer Pension Plan Act ("MPPA"), that liability would be in respect of consideration furnished by employees of the Company prior to the Petition Date, and that any such liability was incurred prior to the Petition Date and constitutes a liability subject to compromise. The Company believes that except for a small percentage (i.e., 2% to 3%) of the aggregate withdrawal liability of $13,800,000 estimated by the 1974 UMWA Pension Plan as of June 30, 1996, and in their proof of claim, such liability is in respect of consideration furnished by employees of the Company prior to the Petition Date.

The Company maintains that a withdrawal will not occur until the completion of certain reclamation work at the Company's Virginia Division, which is to be performed by UMWA represented employees and is expected to be completed sometime in the second quarter of 1998. Accordingly, the Company believes that the withdrawal liability will be determined using an asset valuation date of June 30, 1997, in accordance with the provisions of MPPA. The
1974 UMWA Pension Plan has not provided the Company with an updated actuarial estimate of the withdrawal liability calculated as of June 30, 1997. Accordingly, the amount of the liability subject to compromise at December 31, 1997 reflects the actuarial estimate of the withdrawal liability calculated as of June 30, 1996.

The 1974 UMWA Pension Plan and its Trustees have filed a total of ten proofs of claim against the Debtor Corporations asserting, as against each of the Debtors: (i) an administrative "priority" claim in the amount of $13,775,912, based upon an assessment of withdrawal liability under MPPA; and (ii) an administrative "priority" claim in the amount of $64,398, which allegedly is subject to the protections of Bankruptcy Code section 1113. The Debtor Corporations have filed objections before the Bankruptcy Court with respect to each of these claims disputing this liability in its entirety. No hearing has been scheduled on the Company's objection.

Workers' Compensation Benefits. The Company maintains that to the extent workers' compensation benefits pertain to matters and transactions arising prior to the Petition Date, such liabilities constitute liabilities subject to compromise. The Company believes that substantially all of its liability for workers' compensation benefits arose and was incurred prepetition and constitute prepetition claims.

A number of proofs of claim have been filed in the Chapter 11 case in connection with this liability, including: (i) the state of West Virginia has filed an unsecured priority proof of claim in the amount of $55,314,265; (ii) the Commonwealth of Virginia has filed a secured proof of claim in the amount of $7,000,000 and an unsecured priority claim in the amount of $10,000,000; (iii) Travelers Casualty & Surety, formerly known as the Aetna Casualty & Surety Company, member of Travelers Group, has filed a secured claim in the amount of $7,015,255 and an unsecured non-priority claim in the amount of $19,720,988; and
(iv) Safeco Insurance Company of America has filed an unsecured non-priority claim in the amount of $11,452,473. The Company currently is evaluating these proofs of claim. The Company believes that certain of these claims relate to the same underlying liability and therefore are duplicative, and that other claims are overstated and should be disallowed, at least in part.

1992 UMWA Benefit Plan. Until shortly before the Petition Date, the Company provided health care benefits under its individual employer plan for beneficiaries (and their dependents) who were age- and service-eligible to receive benefits under the Coal Industry Retiree Health Benefits Act ("Coal Act") as of February 1, 1993, and who retired before October 1, 1994. Prepetition, the Company ceased providing such benefits. The Company maintains that pursuant to applicable law, prior to the Petition Date, the 1992 Plan became obligated to provide health care coverage for such beneficiaries and their dependents. The Company further maintains that, as a result thereof and in accordance with law, all claims of the 1992 Plan arising under the Coal Act were incurred by the Company before the Petition Date and constitute prepetition liabilities subject to compromise.

<PAGE 34>
The Company estimates the present value of the Company's obligations to the 1992 Plan is approximately $114,406,000, not including any reduction attributable to implementation of the managed care and cost containment provisions required by the Coal Act. The liability recorded at December 31, 1997 of $40,469,000, represents the aggregate amount of the liability, less the unamortized transition obligation of $59,632,000 and the unrecognized net loss of $14,305,000 at that date. The Company believes that for bankruptcy purposes the total amount of $114,406,000 represents the present value of the liability subject to compromise at December 31, 1997. Pursuant to Bankruptcy Code section 502(b), the Bankruptcy Court will be required to determine the allowed amount of the claims of the 1992 Plan. The preceding estimate does not take into account any reductions resulting from claims objections, the allowance process and the litigation described below.

Following the Petition Date, the Trustees of the 1992 Plan commenced an adversary proceeding against the Company requesting that the Bankruptcy Court: (a) enter a permanent injunction requiring the Company to "reinstate" its individual employer plan for those beneficiaries who were eligible and were receiving benefits under the individual employer plan as of February 1, 1993 and who retired before October 1, 1994, and their dependents; (b) enter a declaratory judgment that the pre-funding premiums and monthly per-beneficiary premiums that arise under the Coal Act constitute "taxes" and administrative liabilities of the estate; and (c) enter an injunction requiring all of the Debtor Corporations to pay these pre-funding premiums and monthly per-beneficiary premiums to the 1992 Plan as and when statements are submitted by the Trustees. The Company filed answers and counterclaims in the Bankruptcy Court vigorously opposing this requested relief.

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

The Bankruptcy Court designated the order on the summary judgment motion as final, thereby allowing an immediate appeal and the 1992 Plan has appealed. The Bankruptcy Court has set aside June 1, 2 and 3, 1998 for trial of the remaining issues, comprised of the Company's other defenses and counter claims, not resolved by the summary judgment ruling. The Company has moved to dismiss without prejudice certain counterclaims previously asserted by the Company in the adversary proceedings alleging that the 1992 Plan received a prepetition preference and alleging that the terms of the Pledge Agreement (described in the next paragraph below) are ambiguous. In addition, the Company has augmented the counterclaims to assert that if the 1992 Plan is correct in contending that the 1992 Plan premiums should be deemed "taxes," then those provisions of the Coal Act mandating the payment of such premiums are an unconstitutional direct tax that is not apportioned among the states, in violation of the Direct Tax Clause of Article I of the United States Constitution.

<PAGE 35>
In an effort to reach an accommodation with the Funds prior to the Petition Date, on or about August 21, 1996, the Company entered into an Interim Agreement and "Pledge Agreement" with the 1992 Plan and the "Combined Benefit Plan" under which, among other things, the Company pledged its interest in certain subsidiaries to secure certain obligations specified therein. In pleadings filed before the Bankruptcy Court, the Company has maintained that the 1992 Plan does not hold any allowed secured claims against the Company by reason of the Pledge Agreement.
The Trustees have disputed the Company's contentions. If the Bankruptcy Court ultimately determines that the 1992 Plan holds allowed secured claims, then to that extent, such claims would constitute secured liabilities of the Company. In such event, whether or not those secured liabilities would be subject to compromise would depend upon the outcome of this adversary proceeding.

The 1992 Plan has filed a total of fifteen proofs of claim against the Debtor Corporations: (i) an unsecured claim (without designation of an entitlement to priority or security) in the amount of $1,103,384 based upon alleged "tax assessments" and liabilities under the Coal Act; (ii) a "protective" proof of claim (without designation of an entitlement to priority or security) in the amount of $154,156,912 based upon alleged "tax assessments" and liabilities arising under the Coal Act; and
(iii) a secured claim against Westmoreland (and an unsecured claim in each of the subsidiary Debtors) in the amount of $20,870,000 allegedly based upon liabilities arising under the Coal Act. The Company has objected to all of these claims. The allowability of the 1992 Plan's claims also has been raised in this adversary proceeding.

1993 Wage Agreement Plan. The 1993 Wage Agreement between the Company and the UMWA requires the Company to establish and provide health care benefits under an individual employer plan for certain additional retirees. The Company currently provides benefits through its individual employer plan to age and service eligible retirees (and their dependents) who retire prior to the termination or expiration of the 1993 Wage Agreement. The UMWA 1993 Benefit Plan ("the 1993 Benefit Plan") is a multiemployer benefit plan providing health care benefits to specified beneficiaries entitled to such benefits under a UMWA Wage
Agreement where such benefits are not provided by former employers through individual employer plans. The Company's liabilities under the 1993 Wage Agreement , whether provided under the Company's individual employer plan or by the 1993
Benefit Plan, are shown as subject to compromise, by virtue of the provisions of Bankruptcy Code section 1113, which authorizes the rejection of collective bargaining agreements. The Company maintains that any obligation of the Company to provide benefits under the 1993 Wage Agreement pursuant to its individual employer plan or to make contributions to the 1993 Plan extend only through the scheduled expiration of the 1993 Wage Agreement. The preceding estimate does not take into account any reductions resulting from claims objection and the litigation discussed below.

The Company estimates that the present value of the Company's obligation under the 1993 Wage Agreement is approximately $33,418,000, not including any reduction attributable to implementation of the managed care and cost containment provisions required by the Coal Act. The liability recorded at December 31, 1997 of $32,067,000, represents the aggregate amount of such a liability, less the unrecognized net loss of $1,351,000 at that date. The Company believes that for bankruptcy purposes the total of these amounts represents the present value of the liability subject to compromise at December 31, 1997. Pursuant to Bankruptcy Code section 502(b), the Bankruptcy Court is required to determine the allowed amount of any claims of the UMWA under the 1993 Wage Agreement.

<PAGE 36>
The UMWA has filed a proof of claim against the Debtor Corporations, asserting an unsecured non-priority claim in the amount of $62,189,106. The proof of claim allegedly seeks to recover the estimated costs of providing medical benefits for life of former Westmoreland employees who retired during the term of the 1993 Wage Agreement. The Company believes this claim covers only the period of time following expiration of the 1993 Wage Agreement on August 1, 1998. The Debtor Corporations have filed objections to this proof of claim on the ground that none of the Debtor Corporations has liability under the 1993 Wage Agreement after August 1, 1998. In addition, the Debtor Corporations have asserted counterclaims against the UMWA and the 1993 Benefit Plan. In their counterclaims, the Debtor Corporations seek a declaration (i) that Westmoreland's obligations to provide medical benefits for certain of its recent retirees and to make contributions to the 1993 Benefit Plan were established by and expire with the 1993 Wage Agreement (ii) that Westmoreland's subsidiaries are not liable for any obligations created by the 1993 Wage Agreement; and (iii) that the 1993 Benefit Plan was established to provide medical benefits to retirees who no longer receive benefits from their former employer, and is therefore required to provide medical benefits to Westmoreland's recent retirees after expiration of the 1993 Wage Agreement.

UMWA Combined Benefit Plan. The UMWA Combined Benefit Plan is a multiemployer plan established by the Coal Act for purposes of providing health care benefits to beneficiaries, and their dependents, who were age- and service-eligible as of July 20, 1992 under the 1950 UMWA Benefit Plan or the 1974 UMWA Benefit Plan. Prior to the Petition Date, the Company ceased making payments to the Combined Benefit Plan. The Company maintains that any liability of the Company to the Combined Benefit Plan arose and was incurred pre-petition and constitutes a pre-
petition liability subject to compromise.   The Company has not
recorded a liability for the Combined Benefit Plan, as payments to this multiemployer plan are accounted for on a "pay-as-you-go" basis under the provisions of FAS 106. The Company estimates that the present value of the Company's obligation to the Combined Benefit Plan is approximately $41,800,000 not including any reduction attributable to implementation of the managed care and cost containment provisions required by the Coal Act. The Company believes that for bankruptcy purposes this amount represents the present value of the liability subject to compromise at December 31, 1997. Pursuant to Bankruptcy Code 502(b), the Bankruptcy Court will be required to determine the allowed amount of any claims of the Combined Benefit Plan. The preceding estimate does not take into account any reductions resulting from claims objections and the litigation discussed below.

On November 3, 1997, the Combined Benefit Plan filed a motion for allowance and ongoing payment of the premiums as administrative claims and to withdraw the reference of this issue from the District Court to the Bankruptcy Court. The Company has opposed this motion as well as the efforts of the Combined Benefit Plan to have the matter resolved by the District Court rather than the Bankruptcy Court. The matter is still pending.

<PAGE 37>
The Combined Benefit Plan has filed two proofs of claim asserting liability against all of the Debtor Corporations based upon alleged "tax assessments" and liabilities arising under the Coal
Act: (i) an unsecured non-priority claim in the amount $63,554,715 plus unliquidated "secured and priority" claims; and
(ii) an unsecured non-priority claim in the amount of $8,583,175 plus unliquidated "secured and priority" claims. The Combined Benefit Plan asserts liability under Bankruptcy Code section 1114. In a statement accompanying the proof of claim, the Combined Fund also asserts a secured claim against Westmoreland in the amount of $4,522,000 allegedly based upon certain prepetition agreements. Finally, the Combined Benefit Plan has asserted an "unliquidated" priority claim for "contributions" to an employee benefit plan under Bankruptcy Code section 507(a)(4). The Debtor Corporations have objected to each of these claims. No hearing has been scheduled on the Company's objections.

Proofs of Claims. The nature of the Chapter 11 cases is to have all claims against and interests in the Company resolved. In September, 1997 the Bankruptcy Court set December 1, 1997 as the deadline for shareholders and non-employee/retiree creditors of the Company to file proofs of claims and interests. Accordingly, on September 30, 1997, the Company's Claims Administrator, sent claim forms to shareholders and non-employee/retiree creditors. The Company's estimate of liabilities subject to compromise is subject to change based upon the Company's review of the proofs of claims which were timely filed.

Salaried Plan and SERP. The Company maintains that to the extent salaried retiree and SERP benefits pertain to matters and transactions arising prior to the Petition Date, such liabilities constitute liabilities subject to compromise. The Company believes that substantially all of its liability for salaried retiree and SERP benefits arose and was incurred prepetition and constitute prepetition claims. A number of proofs of claim have been filed in the Chapter 11 case in connection with these liabilities.

2. ACQUISITIONS

Westmoreland Resources, Inc.

During 1996, the Company increased its ownership in Westmoreland Resources, Inc. ("WRI") from 60% to 80% through the completion of separate transactions with Morrison Knudsen ("MK") and Penn Virginia Corporation ("Penn Virginia"). As a result of these transactions, MK is now a 20% minority owner of WRI and will continue as the contract operator for WRI.

Westmoreland purchased a 4% share of WRI from MK for $1,200,000 cash on September 30, 1996. Westmoreland also exercised a previously negotiated option with Penn Virginia Corporation for the purchase of Penn Virginia's 16% share of WRI for $3,000,000 cash on October 1, 1996, increasing Westmoreland's ownership to 80%. The transactions were accounted for as purchases and the excess of the share of the book value of the assets acquired over the cost is reflected as a reduction in the carrying value of land and mineral rights.

<PAGE 38>
3.   DISPOSITIONS

The Corona Group

On September 9, 1997 the Company completed the sale of the Corona Group which provides technical repair and maintenance services to
the power generating industry.   Revenues for the discontinued
operations were $3,814,000, $7,800,000 and $1,458,000 in 1997,
1996 and 1995, respectively. The Company recorded a loss on disposition of $418,000 during the third quarter of 1997. The Company previously recorded an impairment of $3,100,000 relating to its investment in Corona in the second quarter of 1997. Consideration received from the sale included secured promissory notes receivable of $895,000, of which $570,000 was paid in 1997. The remaining $325,000 is due no later than September 10, 1999. The Company also retained a 15% interest in the Corona Group.

The UMWA 1974 Pension Plan has attempted to assert liability against the purchaser for the Company's alleged withdrawal liability under MPPA, on the theory that the purchaser is jointly and severally liable for that alleged liability. The Company contests this assertion because, among other things, the sale of Corona was concluded in September of 1997, before Westmoreland withdrew from the 1974 UMWA Pension Plan. The determination of which affiliated companies are part of the withdrawing employer's "control group" is determined as to the date of the employer's withdrawal, which has not yet occurred. If, however, the 1974 UMWA Pension Plan were successful in asserting liability against the purchaser, such imposition of liability could negatively affect the Company's ability to realize upon its secured promissory note or its equity interest in the Corona Group.

Virginia Division

In 1997, the Company sold various assets of the Virginia Division for aggregate net proceeds of $2,757,000 and recorded a gain of $969,000.

In May 1996, the Company completed a transaction with Penn Virginia Corporation involving the relinquishment of certain coal reserves back to Penn Virginia. The Company received a cash payment of $10,700,000 and recorded a gain in the same amount. The transaction included assignable access rights from Penn Virginia to Westmoreland to Westmoreland's Stone Mountain reserves, a large adjacent tract of high quality underground reserves owned in fee by the Company.

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

<PAGE 39>
During December 1996, the Company completed three transactions involving various assets of the Virginia Division. On December 3, the Company sold to Cumberland Energy Corp. for $1,866,000 cash its Stone Mountain coal reserves. On December 11, the Company sold to Mullins Coal Co. certain Virginia Division facilities and related assets for $1,010,000 cash and $1,000,000 of future royalties. On December 19, the Company received $250,000 cash and $450,000 in future royalties for the sale of certain real property assets including the DM2 and DM5 mining properties.

Cleancoal Terminal Company

In September 1995, the Company completed the sale of Cleancoal Terminal Company ("Cleancoal"). In exchange for the assets of the Cleancoal operations and a cash payment of $2,500,000, the Company was released from its $8,864,000 loan guarantee obligation on behalf of Adventure Resources to the purchaser, as well as the guarantee of related interest payments of approximately $70,000 per month. In anticipation of the pending sale, the Company closed Cleancoal in January 1995 and laid off the majority of the Cleancoal employees on January 31, 1995.

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

4.     UNUSUAL CHARGES (CREDITS)

1995

In the third quarter of 1995, the Company incurred $66,623,000 in unusual charges (which is net of a $23,500,000 gain on an early buyout of a coal sales agreement) associated with the cessation of mining activities at the Pine Branch and the Virginia Division properties. Included in these charges were a postretirement benefit cost curtailment charge of $34,285,000, a potential UMWA pension withdrawal liability of $19,800,000, an impairment of fixed assets of $18,900,000, severance and early retirement costs of $8,600,000 and other costs totaling approximately $5,500,000. The severance and early retirement costs and other costs were paid in 1995 and 1996 and no liabilities are recorded for such costs at December 31, 1997. These charges were partially offset by a $23,500,000 gain realized from the settlement of a coal sales agreement with the Virginia Division's major coal customer.

Idling of the Virginia Division resulted in the termination of 740 employees. Of those who were terminated, 624 were UMWA represented employees involved in all aspects of mining operations. The remaining 116 employees were salaried and supervisory personnel.

<PAGE 40>
1996

In 1996, the Company recorded an unusual credit of $11,896,000 for the adjustment of accrued post-retirement medical benefits of $5,896,000 recorded when the Hampton Division was sold in 1995 and an adjustment of $6,000,000 related to an updated actuarial valuation of the UMWA pension withdrawal liability. See Notes 10 and 11.

1997

In 1997, the Company recorded an unusual credit of $14,199,000 for a curtailment gain relating to the 1993 Wage Agreement.
See Note 10. In 1997, the Company also recorded an unusual credit of $13,015,000 due to a change in the estimated liability for pneumoconiosis benefits. See Note 9.

5.WESTMORELAND ENERGY, INC.

Westmoreland Energy, Inc., ("WEI"), a wholly owned subsidiary of the Company, holds general and limited partner interests in partnerships which were formed to develop and own cogeneration and other non-regulated independent power plants. Equity interests in these partnerships range from 1.25 percent to 50 percent. WEI has interests in eight operating projects as listed and described in the Project Summary below. The lenders to these partnerships have recourse only against these projects and the income and revenues therefrom. The debt agreements contain various restrictive covenants including restrictions on making cash distributions to the partners, with which the partnerships are in compliance. The type of restrictions on making cash distributions to the partners vary from one project lender to another.

                                                                              Roanoke   Roanoke
                                                          Ft.                 Valley    Valley
Project     Ft. Drum  Altavista  Hopewell Southampton   Lupton   Rensselaer      I        II
-------------------------------------------------------------------------------------------------
                                                          Ft.                 Weldon    Weldon
            Watertown Altavista  Hopewell Southampton   Lupton   Rensselaer    North     North
Location:   New York  Virginia   Virginia  Virginia    Colorado   New York   Carolina  Carolina
-------------------------------------------------------------------------------------------------
             Opera-    Opera-     Opera-                Opera-     Opera-     Opera-    Opera-
Status:      tional    tional     tional  Operational   tional     tional     tional    tional
-------------------------------------------------------------------------------------------------
Gross
Megawatt
Capacity:    55.5 MW    70 MW     70 MW      70 MW      290 MW      81 MW     180 MW     50 MW
-------------------------------------------------------------------------------------------------
WEI
Equity
Ownership     1.25%     30.0%     30.0%      30.0%       4.49%      50.0%      50.0%     50.0%
-------------------------------------------------------------------------------------------------
                                                        Public
Elec-                                                   Service
tricity      Niagara  Virginia   Virginia  Virginia       of       Niagara   Virginia  Virginia
Purchaser    Mohawk     Power     Power      Power     Colorado    Mohawk      Power     Power
-------------------------------------------------------------------------------------------------
                                  Fire-
                                  stone                  Rocky
                      The Lane     Tire                  Mtn.                  Patch     Patch
Steam                 Company,   & Rubber  Hercules,   Produce,               Rubber    Rubber
Host:        US Army    Inc.       Co.       Inc.         Ltd       BASF      Company   Company
-------------------------------------------------------------------------------------------------
Fuel                                                    Natural    Natural
Type:         Coal      Coal       Coal      Coal         Gas        Gas       Coal      Coal
-------------------------------------------------------------------------------------------------
                                                                   Western
             Cyprus   Westmore-   United                Thermo       Gas       TECO      TECO
Fuel        Amax Coal land Coal    Coal   United Coal   Fuels,   Marketing,    Coal/     Coal/
Supplier:      Co.     Company   Company    Company      Inc.        Ltd      CONSOL    CONSOL
-------------------------------------------------------------------------------------------------
Commercial
Operations
Date:         1989      1992       1992      1992        1994       1994       1994      1995
---------------------------------------------------------------------------------------------

<PAGE 42>
The following is a summary of aggregated financial information for all investments owned by WEI and accounted for under the equity method:


Balance Sheets
December 31,                                     1997        1996
-----------------------------------------------------------------
                                              (in thousands)
Assets
   Current assets                         $   140,510 $   126,389
   Property, plant and equipment, net         670,090     691,928
   Other assets                                76,238      70,491
-----------------------------------------------------------------
   Total assets                           $   886,838 $   888,808
=================================================================

Liabilities and equity
   Current liabilities                    $    50,107 $    51,268
   Long-term debt and other liabilities       648,000     677,861
   Equity                                     188,731     159,679
-----------------------------------------------------------------
   Total liabilities and equity           $   886,838 $   888,808
=================================================================

WEI's share of equity                     $    53,803 $    42,864
Restricted cash                                     -       8,000
Acquisition cost in excess of fair
 market value of assets acquired,
 net of amortization                            1,012       1,060
Other, net                                       (663)       (538)
-----------------------------------------------------------------
WEI's investment in independent
 power operations                         $    54,152 $    51,386
=================================================================

The acquisition cost in excess of fair market value of assets acquired is being amortized straight-line over the term of the power contract for the related project.

Income Statements
For years ended December 31,       1997       1996       1995
-------------------------------------------------------------
                                      (in thousands)

Revenues                      $ 270,887  $ 271,237  $ 237,693
Operating income                136,226    137,872    130,192
-------------------------------------------------------------
Net income                    $  54,423  $  55,382  $  39,416
=============================================================
WEI's share of earnings       $  17,770  $  15,335  $  12,968
=============================================================

WEI performs project development and venture and asset management services for the partnerships and has recognized related revenues of $531,000, $499,000 and $454,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Management fees, net of related costs, are recorded as other income when the service is performed. WEI receives development fees from certain projects. Recognition of these fees as income is deferred until the related project achieves commercial operation, the required equity funding commitment is made and the conversion of the loan from a construction loan to a term loan is completed. Fees of $4,000,000 were recognized in 1995.

<PAGE 43>
Southampton Project - WEI owns a 30% general partnership interest in LG&E-Westmoreland Southampton ("Southampton Partnership"), which owns the Southampton Project. The Southampton Project, which was engaged in start-up and testing operations from September 1991 through March 1992, failed to meet Federal Energy Regulatory Commission ("FERC") operating standards for a qualifying facility ("QF") in 1992. The failure was due to three factors: (i) the facility was not dispatched by its power customer, Virginia Electric and Power Company ("Virginia Power"), on a baseload schedule as anticipated, (ii) the facility was engaged in start-up and testing operations during a portion of that year, and (iii) the facility operator mistakenly delivered non-sequential steam to the host over a significant period of time. On February 23, 1994, the Southampton Partnership filed a request with the FERC for a waiver of the FERC's QF operating standard for 1992. Virginia Power intervened in the FERC proceeding, opposed the granting of a waiver, and alleged that its power contract with the Southampton Partnership had been breached due to the failure of the facility to maintain QF status in 1992.

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

The ultimate resolution of this matter can not yet be determined. The FERC order does not completely settle what the applicable rate is for 1992. The rate must be determined through negotiations with Virginia Power and further FERC proceedings and may result in refunds to Virginia Power, the ultimate amount of which can not be determined at this time.

ROVA I Project - WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership's principal customer, Virginia Power contracted to purchase the electricity generated by ROVA I, one of two units included in the ROVA partnership, under a long-term contract. In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of the provisions of the contract dealing with the payment of the capacity purchase price when the facility experiences a "forced outage" day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The ROVA Partnership believes that the customer is required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated allowed annual number. The customer asserts that it is not required to do so.

<PAGE 44>
From May 1994 through December 1997, Virginia Power withheld approximately $14,000,000 of these capacity payments during periods of forced outages. To date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, The ROVA Partnership filed a complaint against Virginia Power seeking damages of at least $5,700,000, contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the court granted this motion. WLP filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss the complaint. In November 1995, Virginia Power filed with the court a motion for summary judgment, and a hearing on the motion was held in early December 1995. In late January 1996, the court denied Virginia Power's motion for summary judgment. Virginia Power filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted Virginia Power's second summary judgment motion and effectively dismissed the complaint. The ROVA partnership appealed the Court's decision granting summary judgment to the Virginia Supreme Court. On June 6, 1997 the Virginia Supreme Court reversed the trial Court's decision to grant the customer's summary judgment motion and remanded the matter for trial. The case is set to be tried on October 26, 1998. Regardless of the outcome, the Company believes Roanoke Valley I will operate profitability and generate positive cash flows.

Rensselaer - LG&E - Westmoreland Rensselaer (LWR), in which the Company has a 50% interest through an indirect subsidiary, has executed a master restructuring agreement with Niagara Mohawk Power Corporation (NIMO) and 15 other independent power companies
(IPPs) effective July 9, 1997. Under this agreement, LWR has an obligation to attempt to restructure the Rensselaer Cogeneration Project. Upon completion of a restructuring and satisfaction of conditions precedent, including all IPPs receiving necessary approvals and NIMO successfully arranging financing, LWR would receive consideration from NIMO for terminating its Power Purchase Agreement. There can be no assurance that the restructuring will be consummated.

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

<PAGE 45>
The following is a summary of financial information for DTA:

Balance Sheets
December 31,                                    1997        1996
----------------------------------------------------------------
                                             (in thousands)

Assets
   Current assets                         $    5,705  $    5,488
   Non-current assets                         89,484      93,140
----------------------------------------------------------------
   Total assets                           $   95,189  $   98,628
================================================================

Liabilities and partners' deficit
   Current liabilities                    $    1,760  $    2,127
   Long-term debt and other liabilities      116,109     116,556
   Partners' deficit                         (22,680)    (20,055)
----------------------------------------------------------------
Total liabilities and partners' deficit   $   95,189  $   98,628
================================================================

WTC's share of partners' deficit          $   (9,667) $   (9,229)
DTA Bonds                                     26,560      26,560
Goodwill, net of amortization                  1,249       1,309
Other, net                                       538       1,201
----------------------------------------------------------------
Investment in DTA                        $    18,680  $   19,841
================================================================

The Company is amortizing the goodwill using the straight-line method over 30 years.

Income Statements
For the Years ended December 31,          1997       1996      1995
-------------------------------------------------------------------
                                             (in thousands)

Contribution from Partners             $20,164  $  21,354   $17,922
Total expenses                          22,789     24,294    22,582
-------------------------------------------------------------------
Excess of expenses over
 partners' contributions               $(2,625) $  (2,940)  $(4,660)
===================================================================
Equity in earnings (share
of losses) from DTA                    $   880  $     827   $(1,082)
===================================================================

WTC and the Company have a joint and several obligation for interest and principal obligations with respect to its share of certain DTA bonds ($26,560,000 principal amount at December 31, 1997 and 1996). These obligations were supported by a letter of credit on which the Company was the ultimate obligor. In 1994, the Company was in violation of certain covenant requirements in connection with the DTA letter of credit. As a result, on June 9, 1994 the DTA letter of credit was drawn. The proceeds of the draw were used to purchase $26,560,000 (par value) of DTA bonds. The Company repaid the amounts drawn under the DTA letter of credit on December 22, 1994. The $26,560,000 of DTA bonds are now owned by WTC and have been accounted for as an increase in the investment in DTA.

The Company actively markets its 20% share of the terminal's facilities. Accordingly, the Company's equity in earnings (share of losses) from DTA represents the revenue received net of expenses incurred attributable to the utilization of the Company's share of the terminal's coal-storage and vessel loading operations.

<PAGE 46>
The DTA partners have a Throughput and Handling Agreement whereby
WTC is committed to fund its proportionate share of DTA's operating expenses and capital expenditures. WTC's total cash funding requirements, were $2,883,000, $3,187,000 and $2,282,000 for 1997, 1996 and 1995 respectively.

7.     DEBT

Long term debt subject to compromise consists of an unsecured installment contract payable by WRI in the amount of $1,607,000, including $122,000 due in 1998.

The Company's debt, excluding long-term debt subject to compromise, is summarized as follows:

December 31,                                     1997       1996
                                              (in thousands)
Capital lease obligations payable in
 installments through
 1997 with variable interest rate           $       -  $       2

WRI:
Contracts for deed and mortgage notes
 payable with interest rates
 ranging from 4% to 7%, net of
 unamortized discount of $220,000
 in 1997 and $273,000 in 1996, secured
 by property plant and equipment                  458        504

WCI:
Notes Payable (unsecured) - payable to
 former Corona shareholders and due
 January 1, 1998 with interest at 7.4%              -        818
----------------------------------------------------------------
Total debt                                        458      1,324
Less current installments                          51        443
----------------------------------------------------------------
Long-term debt, less current installments   $     407  $     881
----------------------------------------------------------------

The secured contracts for deed and mortgage notes payable of WRI are secured by land and surface rights with a net book value of $1,444,000 at December 31, 1997.

Principal payments due on long-term debt, excluding long-term debt subject to compromise, for the next five years and thereafter are as follows:


      Year Ending                                 Amount
      --------------------------------------------------

                                        (in thousands)
      December 31, 1998                         $     51
      December 31, 1999                               55
      December 31, 2000                               60
      December 31, 2001                               66
      December 31, 2002                               72
      After December 31, 2002                        154
      --------------------------------------------------


8.     WORKERS' COMPENSATION BENEFITS

The Company was self-insured for workers' compensation benefits through December 31, 1995. The amount charged to expense for workers' compensation benefits was $12,890,000 for 1995. Based on updated actuarial and claims data, $753,000 was charged to earnings in 1997 and $1,300,000 was credited to earnings during 1996. The cash payments for workers' compensation benefits were $3,752,000, $5,010,000 and $6,505,000 in 1997, 1996 and 1995,
respectively.

<PAGE 47>
The Company was required to obtain surety bonds in connection with its self-insured workers' compensation plan. The Company's surety bond underwriter required cash collateral for such bonding. As of December 31, 1997 and 1996, $6,665,000 and
$9,960,000 respectively, was held in the cash collateral account.

Beginning in 1996, the Company is covered by insurance for new workers' compensation claims and is no longer self-insured.

The workers compensation benefits obligation is classified as a liability subject to compromise. See Note 1 for additional information.

9. PNEUMOCONIOSIS BENEFITS

The Company is self-insured for federal and state pneumoconiosis benefits for current and former employees and has established an independent trust to pay these benefits.

The following table sets forth the funded status of the Company's obligation:

 December 31,                                   1997       1996
 --------------------------------------------------------------
                                              (in thousands)
 Actuarial present value of benefit
  obligation:
    Terminated employees                    $ 11,900   $ 20,200
    Claimants                                 17,900     20,100
 --------------------------------------------------------------
 Total present value of benefit obligation    29,800     40,300
 Plan assets at fair value, primarily
  government-backed securities                41,500     40,173
 --------------------------------------------------------------
 Excess of trust assets over
  pneumoconiosis benefit obligation
  (accrual for pneumoconiosis benefits)     $ 11,700   $   (127)
 ==============================================================


The discount rate used in determining the accumulated pneumoconiosis benefit as of December 31, 1997 and 1996 was 7.0% and 7.5%, respectively.

As a result of the closing down of the Company's eastern coal operations (as discussed in Notes 3 and 4) and the termination of all employees eligible for pneumoconiosis benefits, the Company changed its method of accounting for pneumoconiosis benefits during the fourth quarter of 1996, and applied such change retroactively to January 1, 1996. Previously, the Company accrued for the projected costs of pneumoconiosis benefits, on an actuarial basis, over the period which benefits were expected to be paid. Under the newly adopted method of accounting, the Company recognizes all actuarial gains or losses related to the pneumoconiosis benefit obligation in the period in which they occur. The cumulative effect of the change at January 1, 1996 was a credit of $14,372,000. Adoption of this new accounting method decreased net income by $2,562,000 in 1996. Management believes the newly adopted accounting method is preferable due to the aforementioned change in circumstances.

In 1997 the Company recorded a benefit of $13,015,000 due to a change in the estimated liability for pneumoconiosis benefits, which has been recorded as a component of unusual credits in 1997.

<PAGE 48>
10.     POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

Single-Employer Plans

The Company and its subsidiaries provide certain health care and life insurance benefits for retired employees and their dependents. Substantially all of the Company's current employees may become eligible for these benefits if certain age and service requirements are met at the time of termination or retirement as specified in the plan agreement. These benefits are provided through self-insured programs. The Company adopted SFAS 106 effective January 1, 1993 and elected to amortize its unrecognized, unfunded accumulated postretirement benefit obligation over a 20-year period.

During 1995, as a result of the events described in Note 4, the number of employees and employees accumulating benefits under the single employer plan, was reduced significantly. The impact of these events has been accounted for as a plan curtailment, and accordingly, the Company recognized a loss of $34,285,000 which has been included as a component of unusual charges in 1995.

Prior to 1997, the calculation of the present value of the Company's obligation under the 1993 Wage Agreement assumed that the Company would enter into successor wage agreements to the 1993 Wage Agreement and would thereby continue to provide retiree health benefits to such beneficiaries. During 1997, the Company determined that it had no intention of entering into a successor wage agreement. Accordingly, the Company reduced the liability for the 1993 Wage Agreement and recorded a curtailment gain of $14,199,000 in 1997, which has been recorded as a component of unusual credits.

The following table sets forth the actuarial present value of postretirement benefit obligations and amounts recognized in the Company's financial statements:

                                  1992 Plan         1993 Wage Agreement     Salaried Plan
                          X----------------------X----------------------X--------------------X
 December 31,                  1997        1996       1997       1996       1997      1996
 --------------------------------------------------------------------------------------------
                                                       (in thousands)
 Accumulated
 postretirement
  benefit obligation:
    Current retirees and
     beneficiaries           $(114,406)  $(100,078)  $(33,418)  $(48,386)   $(9,932)  $(7,876)
    Other active plan
     participants                    -           -          -          -       (573)     (716)
 --------------------------------------------------------------------------------------------
    Total accumulated
     benefit obligation       (114,406)   (100,078)   (33,418)   (48,386)   (10,505)   (8,592)
 Unrecognized net
  transition obligation         59,632      63,623          -          -      1,856     1,980
 Unrecognized net loss
  or (gain)                     14,305       8,340      1,351      3,767     (3,526)   (5,888)
 --------------------------------------------------------------------------------------------
 Accrued postretirement
  benefit cost               $ (40,469)  $ (28,115)  $(32,067)  $(44,619)  $(12,175) $(12,500)
 ============================================================================================

The discount rate used in determining the accumulated postretirement benefit obligations was 7.0% and 7.5% at December
31, 1997 and 1996, respectively.

The health care cost trend rate assumed ranges from 6.5% in 1997 to 5% by the year 2001. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the aggregate accumulated postretirement benefit obligation as of December 31, 1997 by $19,600,000 and the service and interest cost components of the aggregate net periodic postretirement benefit cost for 1997 by $1,300,000.

<PAGE 49>
The components of net periodic postretirement benefit cost are as follows:

                       1992 Plan              1993 Wage            Salaried Plan
                                              Agreement
               X---------------------X-----------------------X----------------------X
 December 31,   1997    1996    1995    1997    1996    1995    1997    1996    1995
-------------------------------------------------------------------------------------
                                           (in thousands)
 Service
 cost of
 benefits
 earned      $     - $     - $     - $     - $     - $   138 $    48 $    66 $   115

 Interest
 cost on
 projected
 benefit
 obligation    7,893   7,103   6,836   2,250   3,469   2,766     737     614     773

 Net
 amortization
 and deferral  4,461   4,175   3,928       -     109     476     (72)   (142)    227
-------------------------------------------------------------------------------------
 Net periodic
 Postretire-
 ment
 benefit
 cost        $12,354 $11,278 $10,764 $ 2,250 $ 3,578 $ 3,380 $   713 $   538   1,115
=====================================================================================

Cash payments for medical and life insurance benefits were $1,823,000, $8,929,000 and $9,722,000 in 1997, 1996 and 1995,
respectively.

Multiemployer Plan

Until shortly before the commencement of the Chapter 11 cases for the Debtor Corporations, the Company made payments to the Combined Benefit Plan, which is a multiemployer health plan neither controlled nor administered by the Company. The Combined Benefit Plan is designed to pay benefits to UMWA workers (and dependents) who retired prior to 1976. Prior to February 1993, the amount paid by the Company was based on hours worked or tons processed (depending on the source of the coal) in accordance with the national contract with the UMWA. Beginning February 1993 the Company was required by the Coal Act to make monthly premium payments into the Combined Benefit Plan. These payments were based on the number of beneficiaries assigned to the Company, the Company's UMWA employees who retired prior to 1976 and the Company's pro-rata assigned share of UMWA retirees whose companies are no longer in business. The Company expenses payments to the Combined Benefit Plan when they are made.

As a result of the bankruptcy, no payments were made during 1997.
Payments of $2,805,000 and $5,368,000 were made in 1996 and 1995, respectively.

All of the postretirement medical and life insurance benefit obligations discussed above are classified as liabilities subject to compromise. See Note 1 for additional information.

11.     RETIREMENT PLANS

Defined Benefit Pension Plans

During 1997 the Company elected to terminate its over-funded non-contributory defined benefit pension plan. Pension income for 1997 included a gain on termination of approximately $1,512,000. Upon termination of the plan, the excess fund assets reverted to the Company. The reversion to the Company was approximately $13,040,000, net of excise taxes payable of $3,135,000. The Company received $12,500,000 of the funds and paid the excise taxes in February, 1998.

<PAGE 50>
Simultaneous with the termination of this plan, the Company adopted a new plan that provides for essentially the same benefits as the old plan for current employees. For the purpose of the benefit calculation under the new plan, credited service under the old plan is combined with credited service under the new plan and a benefit amount is calculated. The amount of the accrued benefit under the old plan, calculated as of the old plan termination date, is subtracted to arrive at the benefit amount payable under the new plan.

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

The following table sets forth the funded status of the Company's new plan as of December 31, 1997 and the funded status of the Company's old plan as of December 31, 1996 and the amounts recognized in the Company's financial statements:

December 31,                                    1997       1996
---------------------------------------------------------------
                                                (in thousands)
Actuarial present value of
 benefit obligations:
Total vested and accumulated
 benefit obligations                        $   (205)  $(54,166)
---------------------------------------------------------------
Projected benefit obligation                  (1,429)   (55,563)
Plan assets at fair value, primarily
 listed stocks and fixed
 income investments                            5,225     84,177
---------------------------------------------------------------
Plan assets in excess of projected
 benefit obligation                            3,796     28,614
Unrecognized transition assets                   (42)    (2,192)
Unrecognized prior service cost                  264        309
Unrecognized net gain                           (490)   (15,710)
---------------------------------------------------------------
Prepaid pension cost                       $   3,528  $  11,021
===============================================================


The components of net periodic
 pension income for
 years ended December 31,                  1997       1996      1995
--------------------------------------------------------------------
                                                 (in thousands)
Service cost for benefits earned
 during the period                    $     185  $     267  $    516
Interest cost on projected benefit
 obligation                               3,959      4,103     4,307
Actual return on plan assets             (7,393)    (7,082)  (18,286)
Net amortization and deferral              (786)      (889)   11,023
--------------------------------------------------------------------
Net periodic pension income           $  (4,035) $  (3,601) $ (2,440)
====================================================================

Projected benefits have been discounted using a rate of 7.0% and 7.5% at December 31, 1997 and 1996, respectively. The rate of increase in future compensation levels for the SERP was 5.0% at December 31, 1997 and 1996. The expected long-term rate of return on assets was 9.0% at December 31, 1997 and 1996.

<PAGE 51>
During 1995, as a result of the events described in Note 4, the number of employees, and employees accumulating benefits under the plan, was significantly reduced. The impact of these events has been accounted for as a plan curtailment. A charge of $34,285,000 was included in unusual charges in 1995 as a result of the curtailment.

Supplemental Executive Retirement Plan

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

The following table sets forth funded status of the SERP and amounts recognized in the Company's financial statements.

December 31,                                       1997      1996
-----------------------------------------------------------------
                                                   (in thousands)
Actuarial present value of
 benefit obligations:
   Accumulated benefit
    obligations, including
    vested benefits of  $712,000
    and $677,000 in 1997 and
    1996, respectively                         $ (1,015)  $  (955)
-----------------------------------------------------------------
Projected benefit obligation                     (1,328)   (1,266)
Unrecognized prior service cost                     810       810
Unrecognized net gain                              (655)     (500)
-----------------------------------------------------------------
Accrued pension cost included
 in other liabilities                          $ (1,173)  $  (956)
=================================================================


The components of net periodic SERP
 expense for year ended December 31,       1997    1996    1995
---------------------------------------------------------------
                                              (in thousands)
Service cost for benefits earned
 during this period                      $   59  $   59  $   54
Interest cost on projected
 benefit obligation                          86      79      94
Net amortization and deferral                71      73      77
---------------------------------------------------------------
Net periodic SERP cost                   $  216  $  211  $  225
===============================================================

Projected benefits have been discounted using a rate of 7.0% and 7.5% at December 31, 1997 and 1996, respectively. The rate of increase in future compensation levels for the SERP was 5.0% for 1997 and 1996.

1974 UMWA Pension Plan

The Company is required under the 1993 Wage Agreement to pay amounts based on hours worked or tons processed (depending on the source of the coal) in the form of contributions to the 1974 UMWA Pension Plan with respect to UMWA represented employees. The 1974 UMWA Pension Plan is neither controlled nor administered by the Company. The amount charged to expense, including payments made by the Company on behalf of certain contract miners, was $19,800,000, for the year ended December 31, 1995.

Under MPPA, a company contributing to a multiemployer plan is liable for its share of unfunded vested liabilities upon withdrawal from the plan. In connection with the cessation of mining operations described in Note 4, the Company recorded an estimate of the liability the Company would incur upon withdrawal from the 1974 UMWA Pension plan. Unusual charges in 1995 included $19,800,000 relating to this liability. The actuarial estimate of this obligation decreased by $6,000,000 in 1996, which was reflected as an unusual credit to earnings in 1996. The 1974 UMWA Pension Plan has not provided the Company with an updated acturial estimate of the withdrawal liability calculated as of June 30, 1997, the date of the asset valuation the Company believes will be used to determine the actual withdrawal liability, in accordance with the provisions of MPPA.

<PAGE 52>
Early Retirement Incentive Program

The Board of Directors approved the establishment of a voluntary Early Retirement Incentive Program during the first quarter of 1995. The program was implemented during the third quarter of 1995 and is now complete. Senior Management and employees of WEI were not eligible to participate in this program. Participating employees who received benefits under the program were not eligible for benefits under the severance policies of the Company or its subsidiaries. The Company recorded a charge of $9,069,000 for benefits paid to employees participating in the program in 1996 and 1995.

The SERP and the 1974 UMWA Pension Plan obligations discussed above are classified as liabilities subject to compromise. See
Note 1 for additional information.

<PAGE 53>
12.   INCOME TAXES (BENEFIT)

As discussed in Note 2, on October 1, 1996, the Company increased its ownership in WRI to 80%, the threshold for including WRI in the Company's consolidated income tax return. WRI filed a separate tax return for the nine months ended September 30, 1996 and for 1995 and the Company was not able to offset the Company's net operating loss carryforwards against WRI's taxable income.

Income tax expense attributable to income (loss) before income taxes consists of:

                            1997        1996        1995
  ------------------------------------------------------
                                (in thousands)
  Federal:
     Current            $      -    $  1,150     $ 1,863
     Deferred                  -        (579)       (334)
  ------------------------------------------------------
                               -         571       1,529
  State:
     Current                   -           4          29
     Deferred                  -           -         (70)
  ------------------------------------------------------
                               -           4         (41)
  ------------------------------------------------------
  Income taxes          $      -    $    575     $ 1,488
  ======================================================


Income tax expense attributable to income (loss) before income taxes differed from the amounts computed by applying the statutory Federal income tax rate of 34% to pretax income (loss) from continuing operations as a result of the following:


                                        1997      1996       1995
  ----------------------------------------------------------------
                                            (in thousands)

  Computed tax expense (benefit)
   at statutory rate                $  9,059  $ 13,036  $ (28,400)
  Increase (decrease) in tax
   expense resulting from:
     Percentage depletion               (402)     (206)      (131)
     State income taxes, net               -         -        (70)
  Change in valuation
   allowance for net deferred
   tax assets                        ( 8,657)  (12,255)    30,004
     Other                                 -         -         85
  ----------------------------------------------------------------
  Income tax expense (benefit)      $      -  $    575  $   1,488
  ================================================================

<PAGE 54>
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                1997        1996
  ---------------------------------------------------------------
  Deferred tax assets:                          (in thousands)

  Net operating loss carryforwards        $   76,484   $  77,148
  Investment tax credit carryforwards          4,500       4,500
  Accounts receivable, due to allowance
   for doubtful accounts                       6,667       6,667
  Deferred income                                117         117
  Accruals for the following:
     Workers' compensation                     8,028       9,295
     Postretirement benefit obligation        28,979      29,075
     Pneumoconiosis benefits                   4,926       4,692
     Reclamation costs                         1,436       1,634
     Other                                    (2,346)      3,678
  ---------------------------------------------------------------
  Total gross deferred assets                128,791     136,806
  Less valuation allowance                  (112,629)   (118,985)
  ---------------------------------------------------------------
  Net deferred tax assets                 $   16,162   $  17,821
  ---------------------------------------------------------------

  Deferred tax liabilities:

  Plant and equipment, differences due to
   depreciation and amortization          $  (13,983)  $ (13,924)
  Prepaid pension cost                        (1,966)     (3,684)
  Advanced royalties, capitalized for
   financial purposes                           (110)       (110)
  Unamortized discount on long-term debt
   for financial purposes                       (103)       (103)
  ---------------------------------------------------------------
  Total gross deferred tax liabilities       (16,162)    (17,821)
  ---------------------------------------------------------------
  Net deferred tax liability               $       -   $       -
  ===============================================================

The Company and subsidiaries have available net operating loss carryforwards to reduce future taxable income and investment tax credit carryforwards to offset future taxes payable. Following are the expiration date and amounts of the net operating loss carryforwards for both regular and alternative minimum tax purposes:

       Expiration
          Date       Regular Tax   Minimum Tax
     -----------------------------------------
                  (in thousands)

          1998        $     1,735            -
          1999              8,316            -
          2000              8,314            -
          2001             21,618            -
       after 2001         184,239      104,163
     -----------------------------------------
         Total          $ 224,222    $ 104,163
     =========================================

The Company has investment tax credit carryforwards of $4,500,000 which expire over the period from 1998 through 2000.


<PAGE 55>
13.   CAPITAL STOCK

The authorized capital stock of the Company consists of 20,000,000 shares of Common Stock and 4,800,000 shares of Series
A, Convertible, Exchangeable Preferred Stock and 200,000 shares of Series B Junior Participating Preferred Stock.

As of December 31, 1997 and 1996, the Company had outstanding 6,965,328 shares of Common Stock and 575,000 shares of Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock"). The Common Stock and the Preferred Stock constitute all of the Company's voting securities.

In July 1992, the Company sold 2,300,000 Depositary Shares, each representing one quarter of a share of Preferred Stock. The Preferred Stock has a liquidation preference equivalent to $25 per Depositary Share and dividends accumulate on the Preferred Stock at 8.5% per annum, equivalent to $2.125 per year per Depositary Share. There are no mandatory sinking fund requirements on the Preferred Stock.

The Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of Common Stock of the Company at a rate equivalent to 1.708 shares of Common Stock for each Depositary Share. The Preferred Stock is redeemable at the option of the Company, in whole or in part, from time to time, initially at an amount equivalent to $26.28 per Depositary Share, if redeemed during the twelve month period beginning July 1, 1996, and thereafter at prices declining annually to an amount equivalent to $25 per Depositary Share on and after July 1, 2002, plus, in each case, an amount equal to the sum of all accrued and unpaid dividends.

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

<PAGE 56>
The Board of Directors has the ability to reduce the 20% threshold to not less than 10% prior to the time any person or group acquires a 20% position in the Company. The Rights expire on February 11, 2003.

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements of the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The thirteen quarterly preferred stock dividends which are in arrears (those dividends whose payment dates would have been July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1,
1996, October 1, 1996, January 1, 1997, April 1, 1997, July 1,
1997, October 1, 1997, and January 1, 1998) amount to $15,884,000 in the aggregate ($27.63 per preferred share or $6.91 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are in arrears are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or
(2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at December 31, 1997 of $28,393,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy
Code, the Company is prohibited from paying dividends on either its common or preferred shares.

14.   INCENTIVE STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS

As of December 31, 1997, the Company had options, stock appreciation rights and restricted stock outstanding from three
Incentive Stock Option and Stock Appreciation Rights Plans.

The plans provide for three types of incentive awards: incentive stock options ("ISOs"), stock appreciation rights ("SARs") and restricted stock. The 1982 and 1985 Plans provide for the granting of ISOs and SARs and the 1995 Plan provides for the granting of ISOs and restricted stock. The 1985 and 1995 Plans also provide for the grant of non-qualified options, if so designated, and contains the terms specified for non-qualified options. A SAR gives the holder the right to receive, without payment to the Company, its "value" in cash. The "value" of an SAR for this purpose will be the excess, if any, of the fair market value of one share of common stock of the Company on the date the right is exercised over the exercise price of the SAR. Restricted stock is an award payable in shares of common stock subject to forfeiture under certain conditions. ISOs granted under the Plans may not have an option price that is less than the fair market value of the stock on the date of grant. ISOs and SARs under the 1982 and 1985 Plans may not be exercised until 2 years from the date of grant as to 50% of the total number granted and as to the remaining 50% not until 3 years from the date of grant; the right to exercise ISOs and SARs terminates after 8 years from the date of grant. Under the 1995 Plan, one-fourth of the ISOs granted vest in each of the next four years. The maximum number of shares of the Company's common stock and SARs that may be issued or granted under the Plans is as follows:

<PAGE 57>
                            1982 Plan   1985 Plan   1995 Plan
----------------------------------------------------------------
Shares of common stock        200,000     400,000     350,000
Stock appreciation rights     470,000     940,000        -
----------------------------------------------------------------

The 1982 Plan expired on January 4, 1992, and the 1985 Plan expired on January 7, 1995. Therefore, no further ISOs or SARs may now be granted from either of those plans. Information for 1997, 1996 and 1995 with respect to the Plans is as follows:

                                                                    Stock   Weighted
                                  Issue                  Stock  Apprecia-   Average
                                  Price  Restricted     Option       tion   Exercise
                                  Range       Stock     Shares     Rights     Price
-------------------------------------------------------------------------------------
                                  5.75-
Outstanding at December 31, 1994  18.50           -    411,855     15,269      10.97

Granted on December 5, 1995        2.63       5,000    255,000          -       2.63

                                  5.75-
Expired or forfeited in 1995      18.50           -   (120,956)   (12,503)     11.81
-------------------------------------------------------------------------------------
                                  2.63-
Outstanding at December 31, 1995  18.50       5,000    545,899      2,766       6.89

                                  2.63-
Expired or forfeited in 1996      18.50           -    (56,342)         -       6.93
-------------------------------------------------------------------------------------
Outstanding as of               $ 2.63-
 December 31, 1996                18.50       5,000    489,557      2,766       6.88

                                $ 2.63-
Expired or forfeited in 1997      14.50           -   (140,471)    (2,766)      6.10
-------------------------------------------------------------------------------------
Outstanding as of               $ 2.63-
 December 31, 1997                18.50       5,000    349,086          -       7.20
=====================================================================================

Over the periods in which the SARs become exercisable, the Company accrued as expense the amount by which the market price exceeds the various grant prices of the SARs outstanding. This amount was adjusted in subsequent periods for increases or decreases in the market price of the stock. In 1997, 1996 and 1995 no adjustments were recorded.

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans consistent with the FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                      1997       1996       1995
 ----------------------------------------------------------------
                                     (in thousands, except
                                        per share data)
 Net Income (loss):
     As reported                  $23,268     $33,455  $(91,274)
     Pro forma                    $23,189     $33,376  $(91,412)

 Basic and diluted earnings
  (loss) per share:
     As reported                  $  3.34     $  4.80  $ (13.11)
     Pro forma                    $  3.33     $  4.79  $ (13.12)

<PAGE 58>
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1995: no dividend yield; expected volatility of 124%; risk-free interest rate of 5.59%; and expected life of 8 years. There were no options granted in 1997 or 1996.

15.  BUSINESS SEGMENT INFORMATION

The Company's operations have been classified into three segments: coal, independent power operations and other. The coal segment includes the production and sale of coal from the Powder River Basin in eastern Montana. It also includes coal mining operations in the eastern United States which were idled in the third quarter of 1995. The independent power operations includes the ownership of interests in cogeneration and other non-regulated independent power plants. The other segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. Summarized financial information by segment for 1997, 1996 and 1995 is as follows:

                                       1997      1996       1995
-------------------------------------------------------------------
                                            (in thousands)
Revenues:
   Coal                              $  47,182  $ 44,152  $ 109,114
   Independent power operations         17,770    15,335     16,968
   Other                                   880       827     (1,082)
-------------------------------------------------------------------
                                     $  65,832  $ 60,314  $ 125,000
===================================================================
Operating income (loss):
   Coal                              $   2,593  $ (1,305) $ (92,969)
   Independent power operations         15,126    13,569     16,148
   Other                                  (615)     (611)      (262)
   Corporate                            16,516   (12,497)   (17,865)
-------------------------------------------------------------------
                                     $  33,620  $   (844) $ (94,948)
===================================================================
Total assets:
   Coal                              $  53,420  $ 46,495  $  63,587
   Independent power operations         70,546    53,276     57,031
   Other                                20,683    20,636     20,055
   Corporate                            37,348    25,786     20,075
   Discontinued operations                   -     7,778      6,359
-------------------------------------------------------------------
                                     $ 181,997  $153,971  $ 167,107
===================================================================
 Depreciation, depletion
  and amortization:
   Coal                              $   1,499  $  1,687  $  14,712
   Independent power operations             96       100         93
   Other                                    60        73          4
   Corporate                                60       129         94
   Discontinued operations                 139       347          -
-------------------------------------------------------------------
                                     $   1,854  $  2,336  $  14,903
===================================================================
Capital expenditures:
   Coal                              $     151  $    338  $   2,228
   Independent power operations              8        28        149
   Other                                     -         -          -
   Corporate                                15        85        456
   Discontinued operations                   -       213         90
-------------------------------------------------------------------
                                     $     174  $    664  $   2,923
===================================================================

<PAGE 59>
16.   COMMITMENTS AND CONTINGENCIES

Protection of the Environment

The Company believes its mining operations are in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company maintains compliance primarily through maintenance and monitoring activities. WRI has an agreement with its mining contractor, Morrison Knudsen Company, Inc. (a stockholder), which calls for the Company to pay approximately $1,700,000 over a 15 year period which began in December 1990, determines the Company's maximum liability for reclamation costs associated with final mine closure. All remaining liability is that of customers who are obligated to pay final reclamation costs under provisions of their respective coal sales contracts. Virginia Division mine sites are in idle status and all expected future reclamation obligations have been fully accrued. However, no assurances can be given that the actual costs of required reclamation activities will not exceed the amounts accrued.

In 1995 the Company accrued approximately $3,400,000 against earnings in order to comply with environmental regulations applicable to its mining operations. There were no such charges against earnings in 1997 or 1996. The entire charge in 1995 related to idling of the Company's Virginia Division and Pine Branch operations. The Company estimates the total cost for the reclamation of its Virginia Division properties is $2,871,000, all of which has been accrued as of December 31, 1997. No assurance can be given that the amount accrued accurately reflects the actual cost of reclamation activities that may be required. Costs incurred to perform reclamation in 1997, 1996, and 1995 amounted to $257,000, $148,000 and $895,000 respectively. In addition, assessed reclamation fees imposed by the Federal Surface Mining Control and Reclamation Act of 1977 (the "Surface Mining Act") amounted to approximately $2,204,000, $1,707,000 and $1,755,000 in 1997, 1996 and 1995, respectively.

In the event final reclamation is not performed in accordance with state and federal regulations, the Company has $12,000,000 and $5,381,000 of reclamation bonds in place in Montana and Virginia, respectively, to assure compliance with all applicable regulations.

Adventure Resources, Inc.

The Company has both secured and unsecured claims against Adventure Resources, Inc. ("Adventure") in the United States Bankruptcy Court for the Southern District of West Virginia. The secured claims approximate $4,804,000 and are collateralized by first and subordinated liens on certain assets of Adventure.
Cash payments of $1,410,000 were received during 1997 and the Company is seeking to recover certain remaining amounts. As of December 31, 1997, all remaining claims against Adventure have been fully reserved due to the uncertainty of collection.

Lease Obligations

The Company leases coal lands from third-parties. Under the terms of these agreements, the Company is subject to minimum annual royalties aggregating $184,000 plus real estate taxes, until the reserves are exhausted.

<PAGE 60>
WRI has an agreement to lease coal reserves from the Crow Tribe of Indians which is in effect until exhaustion of the underlying reserves. This lease requires annual rentals, recoupable minimum royalty and production royalty payments. The royalty rate varies from 6% of the F.O.B. mine price to a 12.5% rate net of all production-based taxes.

Royalties and rentals charged to expense under all lease agreements, including those in effect for WRI, amounted to $3,742,000, $3,438,000 and $5,844,000 in 1997, 1996 and 1995,
respectively.

The Company has operating lease commitments expiring at various dates, primarily for real property and equipment.  Minimum rental obligations existing under these leases at December 31, 1997 are as follows:
                    ---------------------------
                          (in thousands)
                    1998              $    350
                    1999                   344
                    2000                   251
                    2001                   129
                    ---------------------------

Long-Term Sales Commitments

The following table presents total sales tonnage the Company expects to ship under existing long-term contracts for the next five years from the Company's mining operations (all from WRI):

                ----------------------------------
                  Projected Sales Tonnage Under
                   Existing Long-Term Contracts
                              (000s)
                ----------------------------------
                       1998            6,200
                       1999            6,200
                       2000            3,700
                       2001            3,700
                       2002            3,700
                ----------------------------------

17.   TRANSACTIONS WITH AFFILIATED COMPANIES

The Company leases coal lands from Penn Virginia Coal Company whose parent company, Penn Virginia Corporation ("Penn Virginia") held a 10.85% voting interest in the Company at December 31, 1996. In January, 1997 Penn Virginia reduced its ownership interest in the Company to an insignificant level and is no longer considered an affiliate. Amounts paid to Penn Virginia for royalties on coal were $1,301,000 and $5,325,000 for the years ended December 31, 1996 and 1995 respectively. In 1996 and 1995 the Company sold certain mineral leases back to Penn Virginia. Refer to Note 3 to the Consolidated Financial Statements for additional information regarding the sale of these leases.

<PAGE 61>
Westmoreland Resources, Inc., a 80% owned subsidiary, has a coal mining contract with Morrison Knudsen Company, Inc., one of its stockholders. Mining costs incurred under the contract were $24,295,000, $16,552,000 and $15,719,000 in 1997, 1996 and 1995,
respectively.

<PAGE 62>
18.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1997 and 1996 are as follows:

                                        Three Months Ended
                            March 31     June 30    Sept. 30     Dec. 31
-------------------------------------------------------------------------
                               (in thousands except per share data)
1997
Revenues                  $   16,534  $   16,688  $   18,994  $   13,616
Costs and expenses (1)       (14,216)    (14,226)    (14,172)     10,402
                           ---------------------------------------------
Operating income               2,318       2,462       4,822      24,018
Gain (loss) on sale
 of assets (2)                  (905)        732          99       1,043
Income from continuing
 operations before
 reorganization items
 and income taxes              2,478       3,542       4,978      22,892
Reorganization items:
  Legal and consulting fees     (750)     (1,034)       (900)        200
  Interest income                324         327         403         498
Income from continuing
 operations                    1,880       2,766       4,320      23,992
Loss from discontinued
 operations                     (521)     (3,320)       (813)       (148)
Net income (loss)              1,359        (554)      3,507      23,844
Less preferred stock
 dividends in arrears         (1,222)     (1,222)     (1,222)     (1,222)
                           -----------------------------------------------
Net income applicable to
 common shareholders      $      137  $   (1,776)  $   2,285  $   22,622
                           ===============================================
Net income (loss) per
 share applicable to
 common shareholders:
  Continuing operations          .09         .22         .45        3.27
  Discontinued operations       (.07)       (.48)       (.12)       (.02)
                           -----------------------------------------------
                          $      .02  $     (.26)  $     .33  $     3.25
                           ===============================================
Number of common and
 common equivalent shares
 outstanding (weighted
 average)                      6,965       6,965       6,965       6,965
                           ===============================================

                                        Three Months Ended
                            March 31     June 30     Sept. 30     Dec. 31
--------------------------------------------------------------------------
                               (in thousands except per share data)
1996
Revenues                  $   13,752  $   13,627   $   14,835  $   18,100
Costs and expenses (1)       (20,452)    (21,242)     (19,786)        322
                           -----------------------------------------------
Operating income (loss)       (6,700)     (7,615)      (4,951)     18,422
Gain on sale of assets (2)     2,441      14,740        3,081       3,976
Income from continuing
 operations                      822      11,403        2,544      24,623
Income (loss) from
 discontinued operations        (366)       (338)        (383)         38
Net income before
 cumulative effect of
 change in accounting
 principle:
  As originally reported         456      11,065        2,161      24,661
  Adjustments for
   cumulative effect of
   change in accounting for
   pneumoconiosis benefits    14,372           -            -           -
  As adjusted                 12,668      10,447        1,543      13,685
Less preferred stock
 dividends in arrears          1,222       1,222        1,222       1,222
                           -----------------------------------------------
<PAGE 63>
                                        Three Months Ended
                            March 31     June 30     Sept. 30     Dec. 31
--------------------------------------------------------------------------
                               (in thousands except per share data)
1996 Continued
Net income applicable to
 common shareholders       $  11,446  $    9,225  $       321  $   12,463
                            ==============================================
Net income (loss)
 applicable to common
 shareholders:
  Continuing operations         (.37)       1.37          .11        1.78
  Discontinued operations       (.05)       (.05)        (.06)        .01
  Cumulative effect of
   change in accounting
   principle                    2.06           -            -           -
                           -----------------------------------------------
                          $     1.64  $     1.32  $       .05  $     1.79
                           ===============================================
Number of common and
 common equivalent shares
 outstanding (weighted
 average)                      6,965       6,965        6,965       6,965
                           ===============================================

(1)Refer to Note 4 to the Consolidated Financial Statements for information related to the unusual charges which are included in costs and expenses.

(2)Refer to Note 3 to the Consolidated Financial Statements for information on the sale of assets.


<PAGE 64>
Independent Auditor's Report

The Board of Directors and Shareholders
Westmoreland Coal Company:

We have audited the accompanying consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westmoreland Coal Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for pneumoconiosis benefits in 1996.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company together with its four subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on December 23, 1996. Although the Company and the subsidiaries are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their businesses as going concerns is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court and the ability to generate sufficient cash from operations and financing sources to meet obligations as they come due. The Company's filing under Chapter 11 raises substantial doubt about the Company's ability to continue as a going concern. Management plans in regard to these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        KPMG Peat Marwick LLP
Denver, Colorado
April 2, 1998

<PAGE 65>
ITEM 9 -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable.

<PAGE 66>
                            PART III
-----------------------------------------------------------------
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Each of the following persons are now Directors of the Company with a term of office which expires upon the election and qualification of his successor. Information in the following table, other than the identity of Directors, is as of March 1, 1998.

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

All Directors other than Mr. Killen were elected at the 1996 annual meeting of shareholders. Mr. Sight was elected at the 1996 annual meeting of shareholders and, pursuant to an agreement with the Company, resigned from the Board in order to stand for election at the special meeting by the holders of the depositary
shares.   Due to the Company's ongoing Chapter 11 proceeding, an
annual meeting of shareholders was not held in 1997. No family relationships exist among the Directors.

----------------------------------------------------------------
                 Business
                 Experience During         Director
                 Past Five Years           of the
                 and Other                 Company    Committee
Name             Directorships      Age    Since      Memberships (1)
----------------------------------------------------------------
Pemberton        Chairman of the    66     1977       Executive;
Hutchinson (2)   Board of the                         Compensation
                 Company (January                     and Benefits
                 1992 through June
                 1996); Chief
                 Executive Officer
                 (January 1989
                 through June
                 1993); President
                 of the Company
                 (June 1981 through
                 June 1992).

                 Director of Mellon
                 Bank Corporation
                 and Teleflex, Inc.
-----------------------------------------------------------------
Robert E.        Chairman of the    57     1996
Killen (2)       Board (since April
                 1996) and Chief
                 Executive Officer
                 (since October
                 1991) of The
                 Killen Group,
                 Inc.; Chairman of
                 the Board of
                 Berwyn Financial
                 Services (since
                 October 1991);
                 President of The
                 Killen Group, Inc.
                 (from September
                 1982 to April
                 1996).
-------------------------------------------------------------------
<PAGE 67>
William R.       Retired Partner    72     1973       Executive;
Klaus (2)        with Pepper,                         Compensation
                 Hamilton &                           and Benefits
                 Scheetz,                             (Chairman);
                 attorneys.                           Audit;
                                                      Independent
                                                      Directors
------------------------------------------------------------------
Thomas W.        Managing Director, 47     1995       Audit;
Ostrander (2)    Salomon Smith                        Independent
                 Barney investment                    Directors
                 banking firm                         (Chairman);
                 (since 1989);                        Corporate
                 Works with a                         Governance
                 variety of                           (Chairman)
                 domestic and
                 international
                 corporations
                 providing services
                 in the area of
                 capital formation,
                 corporate
                 strategy, mergers
                 and acquisitions
                 and other
                 corporate and
                 financial strategy
                 matters.
--------------------------------------------------------------------
Christopher K.   Chairman of the    51     1992       Executive
Seglem (2)       Board of Directors
                 (since June 1996)
                 and Chief
                 Executive Officer
                 of the Company
                 (since June 1993);
                 President of the
                 Company (since
                 June 1992); Chief
                 Operating Officer
                 of the Company
                 (June 1992 through
                 June 1993);
                 Executive Vice
                 President of the
                 Company (December
                 1990 through June
                 1992).
-------------------------------------------------------------------
James W.         Director of United 42     1995       Audit;
Sight (2)        Recycling                            Independent
                 Industries (since                    Directors;
                 January 1995);                       Corporate
                 Director of U.S.                     Governance
                 Home Corp. (since
                 June 1993); Co-
                 Chairman of the
                 Board of Metro
                 Airlines, Inc.
                 (December 1992
                 through 1995);
                 private investor.
-------------------------------------------------------------------
Edwin E.         Director of        70     1978       Executive;
Tuttle (2)       General Accident                     Compensation
                 Insurance Company                    and
                 of America;                          Benefits;
                 Director of                          Audit
                 CoreStates Bank,                     (Chairman);
                 N.A. (until April                    Independent
                 1996); retired                       Directors
                 Vice-Chairman of
                 Elf Atochem of
                 North America,
                 Inc., (a
                 diversified
                 chemical company).
-------------------------------------------------------------------
(1)See "Information about the Board and Committees" following.

(2)The Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 23, 1996, which proceeding is ongoing at the date of this report. Each of the Directors named above was a Director of the Company, and Mr. Seglem and each of the executive officers named under "Executive Officers of the Registrant" in
  Part I above was an executive officer of the Company, at and within two years before the time of the filing.

<PAGE 68>
  The Company filed a "pre-packaged" plan of reorganization under Chapter 11 of the United States Bankruptcy Code on November 8, 1994 to facilitate the sale of the assets of a subsidiary, Criterion Coal Company, a portion of the proceeds of the sale of which were to be used to repay maturing long-term debt. The Company's plan of reorganization was confirmed on December 16, 1994 and the Company emerged from bankruptcy on December 22, 1994. Mr. Hutchinson was a Director and an executive officer of the Company within two years before the time of the filing and a Director at the time of the filing. Mr. Seglem was a Director and held the executive offices indicated at and within two years before the time of the filing. In addition, Messrs. Klaus and Tuttle were Directors of the Company at and within two years before the time of the filing and each of the executive officers named under "Executive Officers" below except Mr. Jaeger was an executive officer of the Company at and within two years before the time of the filing.

Executive Officers

The following table shows the executive officers of the Company, their ages as of March 1, 1998, positions held and year of election to their present offices. No family relationships exist among them. All of the officers are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.
-----------------------------------------------------------------
Name                   Age    Position              Held Since
-----------------------------------------------------------------
(1) Christopher K.     51     Chairman of the           1996
    Seglem                    Board                     1992
                              President and             1993
                              Chief Executive
                              Officer

(2) Theodore E.        57     Senior Vice
    Worcester                 President of              1995
                              Law and                   1992
                              Administration,           1996
                              General Counsel and
                              Corporate Secretary

(3) R. Page            62     Senior Vice               1997
    Henley, Jr.               President-
                              Acquisition and           1992
                              Development,
                              Senior Vice               1995
                              President-Government
                              Affairs and
                              President
                              Westmoreland Coal
                              Sales Company.

(4) Robert J. Jaeger   49     Senior Vice               1996
                              President of Finance
                              and Treasurer
-------------------------------------------------------------------
___________________________
(1)Mr. Seglem was elected President and Chief Operating Officer of the Company in June 1992, and a Director of the Company in December 1992. In June 1993, he was elected Chief Executive Officer, at which time he relinquished the position of Chief Operating Officer. In June 1996, he was elected Chairman of the Board. He is a member of the bar of Pennsylvania.

(2)Mr. Worcester was elected Senior Vice President in June 1992 while retaining his position of General Counsel of the Company. In 1995, he was elected Senior Vice President of Law and Administration and in 1996, Corporate Secretary, in addition to his General Counsel position. He is a member of the bar of Colorado.

(3)Mr. Henley was elected Senior Vice President-Government Affairs in June 1992. In 1993, Mr. Henley was elected Vice President, General Counsel and Secretary of the Company's WEI subsidiary, and undertook additional duties, including project development. In 1994, Mr. Henley was elected Senior Vice President-Development of the Company, and retained his position as Vice President of the Company's WEI subsidiary. In 1995, Mr. Henley was elected president of Westmoreland Coal Sales Co. and relinquished his position in WEI. In 1997, Mr. Henley's duties were expanded to include acquisitions, and his title was revised accordingly. He is a member of the bars of West Virginia and Virginia.

<PAGE 69>
(4)Mr. Jaeger held various financial positions at Penn Virginia Corporation from 1976 and was Vice President and Chief Financial Officer when he left in March 1995. He joined Westmoreland Energy, Inc. in April 1995 as Vice President-Finance. He was elected Vice President Finance, Treasurer and Controller of the Company in September 1995. He was elected Senior Vice President-Finance, Treasurer and Controller in February 1996 and relinquished the position of Controller in January 1998. Mr. Jaeger is a certified public accountant.

Information About the Board and Committees

The Board of Directors held seven meetings during 1997. Each director attended more than 75% of the aggregate total number of meetings and of the total number of meetings held by all committees on which he served during the time he was in office.

The Audit Committee of the Board of Directors, composed of Messrs. Tuttle (Chairman), Klaus, Ostrander and Sight, met one time during 1997. This Committee, which reports to the Board of Directors, reviews the adequacy of the Company's internal accounting controls and oversees the implementation of management recommendations. It also reviews with the Company's independent auditors the audit plan for the Company, the internal accounting controls, financial statements and management letter. It also recommends to the Board the selection of independent auditors for the Company.

The Compensation and Benefits Committee of the Board of Directors, composed of Messrs. Klaus (Chairman), Hutchinson and Tuttle, did not meet during 1997. This Committee reviews the Company's and its subsidiaries' employee benefit programs and management compensation and it reports its recommendations to the Board of Directors.

The Executive Committee of the Board of Directors, composed of Messrs. Hutchinson, Tuttle, Klaus and Seglem, and the Corporate
Governance Committee, composed of Messrs. Ostrander and Sight, did not meet during 1997.

The Committee of Independent Directors, composed of Messrs. Ostrander (Chairman), Tuttle, Klaus and Sight during this period, did not meet during 1997. This Committee is composed of directors who are not and have never been officers or employees of the Company or of Penn Virginia Corporation (see "Transactions with Other Companies" below). It reviews matters involving transactions between the Company and any affiliated entities, to determine that the terms and conditions of settlement are fair and reasonable to the Company and no less favorable than if negotiated with an unaffiliated company.

The Board of Directors does not have a standing nominating committee.
Compliance with Section 16(a) of the Securities and Exchange Act

<PAGE 70>
Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

To the Company's knowledge, all statements of beneficial ownership required to be filed with the Securities and Exchange
Commission in fiscal 1997 were timely filed.

<PAGE 71>
ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth information for 1997, 1996 and 1995 as to the person who held the position of Chief Executive Officer during 1997 and as to the other three most highly compensated executive officers at the end of 1997 whose total salary and bonus for 1997 exceeded $100,000.

SUMMARY COMPENSATION TABLE (3)

                                                     Long Term Compensation
                           Annual Compensation               Awards
                        X--------------------------X-----------------------X
                                             Other    Restricted    Stock
                                             Annual      Stock     Options
   Name and                                 Compen-    Award(4)    (#Common  All Other
  Principal     Year    Salary   Bonus(1)    sation       ($)      Shares)    Compen-
  Positions                                                                  sation(2)
---------------------------------------------------------------------------------------
Christopher K.  1997  334,802            -         -            -         -     21,655
Seglem,         1996  334,802            -    22,000            -         -     13,200
Chairman of     1995  290,004      162,402         -            -    75,000     99,973
the Board,
Chief
Executive
Officer and
President
---------------------------------------------------------------------------------------
R. Page         1997  175,000            -         -            -         -     39,834
Henley,         1996  175,000            -         -       12,731         -      3,750
Senior Vice     1995  156,169       74,961         -            -         -      5,195
President -
Government
Relations,
President,
Westmoreland
Coal Sales
Company, Inc.
---------------------------------------------------------------------------------------
Robert J.       1997  161,805            -         -            -         -      5,011
Jaeger,         1996  156,000            -     1,393            -         -     83,864
Senior Vice     1995                38,016         -            -    20,000      4,206
President -           84,175(4)
Finance and
Treasurer
---------------------------------------------------------------------------------------
Theodore E.     1997  179,644            -         -            -         -     11,356
Worcester,      1996  179,644            -     4,839            -         -      3,750
Senior Vice     1995  156,208       74,980         -            -    20,000     40,476
President of
Law and
Administration
and General
Counsel
---------------------------------------------------------------------------------------

(1)Of the amounts shown in the bonus column for 1995, 50 percent was paid in the first quarter of 1996. Payment of the remaining 50 percent was deferred, subject to certain alternative conditions, one of which was the realization by the Company of a positive cash flow from operations in any fiscal year. The deferred portion became payable in 1998 upon satisfaction of this condition in 1997, but has not been paid as a result of the Company's Chapter 11 proceeding.

(2)All Other Compensation for the named executive officers in 1997 consisted of directors' fees, Company contributions to the 401(k) salary savings plan (the "Plan"), insurance premiums and financial planning fees paid by the Company, one month's salary for relocation and moving and temporary living expenses. Mr. Seglem received directors' fees of $10,000.
  The Company contributed $4,000 to the Plan during 1997 on behalf of each of Messrs. Seglem, Henley, Jaeger and Worcester. One month's salary in the amount of $14,583 and reimbursement of moving and temporary living expenses of $11,611 was paid Mr. Henley in 1997 under the Company's relocation policy. The Company paid life insurance premiums of $7,059, $9,640 and $6,527 for Messrs. Seglem, Henley and Worcester, respectively, and paid financial planning fees of $596, $1,011 and $829 for Messrs. Seglem, Jaeger and
  Worcester, respectively.

<page 72>
(3)The Company has an Executive Severance Policy, amended with the consent of the participants, which covers each of the executive officers named above, and provides that in the event of termination of such person's employment with the Company or its subsidiaries for reasons set forth in the Policy, or from a change-in-control of the Company, as defined in the Policy, such executive officer will be entitled to a severance award. This award shall include an amount equal to twice the executive officer's annual average cash compensation, defined as the greater of the annualized base salary at the time of severance plus the amount of bonus awarded (including amount deferred) in that year or the annual average of the executive officer's most recent five calendar years of base salary and bonus awarded (including amount deferred), including the year of termination. The severance award will be paid in approximately equal monthly installments over a period of 24 months following the date of termination, unless the executive officer elects to receive the present value of his total severance, including the present value of executive benefits, in a lump sum cash distribution at the time of termination.

(4)Mr. Henley was granted 5,000 shares of restricted stock under the Westmoreland Coal Company 1995 Long-Term Incentive Stock Plan. These shares are valued in the table at the closing price of the Company's common stock on the date of grant, December 5, 1995, and are treated like other shares of common stock for the purpose of the payment of dividends. These shares ceased to be restricted on January 1, 1997. Neither the grant of the restricted stock nor his vesting in the stock required any consideration to be paid by Mr. Henley.

(5)Mr. Jaeger was hired April 17, 1995.

The following table presents information regarding the number of unexercised options to purchase common shares and the number of unexercised stock appreciation rights at December 31, 1997:

                   Aggregated Option/SAR Exercises in the last
                    Fiscal Year and FY-End Option/SAR Values
---------------------------------------------------------------------------------
                           Number of Securities
                          Underlying Unexercised       Value of Unexercised
                                Options at            In-the-Money Options at
                             December 31, 1997           December 31, 1997
---------------------------------------------------------------------------------
         Name           Exercisable  Unexercisable  Exercisable  Unexercisable
---------------------------------------------------------------------------------
Christopher K. Seglem   151,192            37,500        -0-           -0-
R. Page Henley           24,192            0             -0-           -0-
Robert J. Jaeger         10,000            10,000        -0-           -0-
Theodore E. Worcester    55,000            10,000        -0-           -0-
---------------------------------------------------------------------------------

No member of the named executive officer group exercised any options during 1997, or held any unexercised SARs as of December
31, 1997.

<PAGE 73>
Retirement Plan

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

The Plan was adopted effective December 1, 1996 as a qualified replacement plan for a previous plan (the "Previous Plan"), which was terminated effective November 30, 1996 (the "Previous Plan Termination Date"). In general, the Plan provides for payment of annual retirement benefits to eligible employees equal to 1.2% of any employee's average annual salaried compensation (over the sixty most highly compensated consecutive months of employment) plus .5% of such average annual compensation in excess of the employee's pay used to determine Social Security retirement benefits ("covered compensation") for each year of service to a maximum of 30 years. The plan also provides for disability benefits and for reduced benefits upon retirement prior to the normal retirement age of 65. For the purpose of the benefit calculation under the Plan, credited service under the Previous Plan is included with credited service under the Plan and a benefit amount is calculated using the above formula. Then the amount of the accrued benefit under the Previous Plan, calculated as of the Previous Plan Termination Date, is subtracted to arrive at the benefit amount payable under the Plan.

No amounts are included in the salary compensation column of the Summary Compensation Table above in respect of Plan contributions by the Company and its subsidiaries because the Plan is a qualified defined benefit plan. Based on the most recent actuarial valuation, dated December 31, 1997, no contribution is required or permitted to this Plan for 1997, due to the full funding limitations imposed under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The basis upon which benefits are computed is a straight-life annuity; payments are available in other forms on an actuarially reduced basis equivalent to a straight-life annuity. Benefit amounts set forth in the table below are not subject to any deduction for Social Security benefits or other offset amounts.

The following table shows estimated annual retirement benefits, which are representative of an employee currently age 65 whose salary remained unchanged during his or her last five years of employment and whose benefit will be paid for the life of the employee:

     -------------------------------------------------------
                            Annual Benefit for
      Compensation       Years of Service Credited
     -------------------------------------------------------
                             10          20   30 or more
                          -----       -----   ----------
           $25,000  $     3,000  $    6,000  $     9,000
            50,000        7,204      14,408       21,612
           100,000       15,704      31,408       47,112
           150,000       24,204      48,408       72,612
           200,000       32,704      65,408       98,112
           250,000       41,204      82,408      123,612
           300,000       49,704      99,408      149,112
     -------------------------------------------------------

One year and one month of service has been credited under the Plan subsequent to the Pension Plan Termination Date for each Messrs. Seglem, Worcester, Henley, and Jaeger. Years of credited service under the Previous Plan as of the Previous Plan Termination Date for the following individuals and the amounts received by them from the previous plans in December 1997 in connection with the plan termination were: Mr. Seglem - 16 years, three months, $175,354, Mr. Worcester - five years, 11 months, $71,993, Mr. Henley - 12 years, 10 months, $261,589 and Mr. Jaeger - one year, seven months, $10,603.

<PAGE 74>
The current compensation covered by the Plan for any named executive officer in the Summary Compensation Table is that amount reported in the Salary column, subject to limitations imposed by the Internal Revenue Code.

The annual benefit presented in the above table reflects the inclusion of a Supplemental Executive Retirement Plan (the "SERP"), established by the Company, effective January 1, 1992, which currently covers all the executive officers named above. Senior management and certain other key individuals are eligible to participate in the SERP.

To become vested in the SERP, a participant must attain age 55 and generally complete 10 years of service. The SERP is a non-qualified plan which supplements the Retirement Plan because of Internal Revenue Code limits on annual compensation that may be considered in determining a participant's annual benefit and the amount of annual benefit payable to the participant. Bonus amounts are included in a participant's compensation under the SERP, although excluded under the Plan. Benefits are payable out of the Company's general assets, and shall commence and be payable at the same time and in the same form as under the Plan.

Compensation of Directors

The attendance fee for the Chairman of the Board of Directors and for each committee chairman attending a Board or committee meeting was $1,250, and the attendance fee for all other directors and committee members was $1,000 per meeting. The attendance fees paid to Mr. Seglem are included in the All Other
Compensation column of the Summary Compensation Table.

For 1997, the annual retainer fee to each outside director was $15,000, of which $9,000 was paid in cash, and the $6,000 remaining could be used to purchase stock of the Company, or at the director's election could also be paid in cash. Mr. Killen elected to be paid in Company stock and the other Directors were paid in cash. The stock has not yet been issued to Mr. Killen.

Mr. Hutchinson retired as an employee of the Company as of December 31, 1993. Mr. Hutchinson was entitled to receive benefit payments from the Company's SERP in 1997 (see discussion under Retirement Plan, supra) although such payments were not made as a result of the Company's Chapter 11 proceeding.

Compensation Committee Interlocks and Insider Participation in
Compensation Decisions

No member of this Committee is a present or former officer or employee of the Company. No executive officer of the Company served either as a member of the compensation committee or as a director of a company, one of whose executive officers served on the Company's Compensation and Benefits Committee, or as a member of the compensation committee of a company, one of whose executive officers served as a Director of the Company.

<PAGE 75>
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Share Ownership

Except as set forth in the following table, no person or entity known to the Company beneficially owned more than 5% of any class of the Company's voting securities as of December 31, 1997:

------------------------------------------------------------------------------------------
                               Number of Shares and Nature of Beneficial Ownership(1)
                               -----------------------------------------------------
Name and Address of          Common     Percentage of      Depositary   Percentage of
Beneficial Owner             Stock       Common Stock         Shares  Depositary Shares
------------------------------------------------------------------------------------------
First Union Corporation     407,200(2)       5.8 %
One First Union Center
Charlotte, NC 28288

Alvin Hoffman                                               187,700(3)         8.2 %
c/o Makefield Securities Corp.
6699 NW 2nd Ave. Unit 416
Boca Raton, FL 33487

The Killen Group, Inc.      809,958(4)      11.6 %
1199 Lancaster Avenue
Berwyn, PA 19312

Riverside Capital Advisers, Inc.                            641,000(5)        27.9 %
1650 SE 17th Street
Suite 204
Fort Lauderdale, FL 33316

Ryback Management Corp.                                      279,000(6)       12.1 %
7711 Carondelet Ave. Suite 700
P.O. Box 16900
St. Louis, Missouri 63105

James W. Sight              349,000(7)       5.0 %
8500 College Boulevard
Overland Park, KS 66210

Wynnefield Partners         691,700(8)       9.9 %
Small Cap Value LP
One Penn Plaza, Suite 4720
New York, NY 10119
------------------------------------------------------------------------------------------

(1)Based on information contained in filings made with the Securities and Exchange Commission ("Commission") or reported to the Company by the respective shareholders. Except as indicated below, the Company is informed that the respective beneficial owners have sole voting power and sole dispositive power with respect to the shares shown opposite their names.

(2)Shares held by a subsidiary, First Union National Bank, in a fiduciary capacity for its customers.

<PAGE 76>
(3)Includes 57,600 shares that Mr. Hoffman holds as a personal investment and 130,100 shares that he holds on behalf of clients in discretionary accounts. Mr. Hoffman reports that he does not hold voting power with respect to the 130,100 shares. Mr. Hoffman also reports 141,500 common shares held as a personal investment and 101,100 common shares held in discretionary accounts for which he has shared dispositive power, but no voting power. These common shares, together with the 320,591 common shares issuable upon conversion of the 187,700 depositary shares, would represent 7.7% of the total outstanding common shares (assuming conversion of such depositary shares).

(4)Includes 2,000 shares owned by Robert E. Killen as a personal investment. Mr. Killen serves as Chairman, CEO and sole shareholder of The Killen Group, Inc., a registered investment adviser. The Killen Group reports sole voting power over 591,378 shares and dispositive power over 752,958 shares. Mr. Killen also reports that his spouse owns 50,000 shares of common stock as a personal investment. Also see Notes 8, 9 and 11 to the following table.

(5)Shares held in 13 customer accounts for which Riverside Capital Advisers, Inc. provides investment advice. These shares are convertible into 1,094,828 common shares, representing 13.6% of the total outstanding common shares (assuming such conversion). Riverside reports that one account, the Hoechst Celanese Corp. Employee Benefit Trust, contains 446,250 depositary shares, representing 19.4% of the total outstanding depositary shares, and which are convertible into 762,195 common shares, representing 9.9% of the total outstanding common shares (assuming such conversion).

(6)Shares held in a fiduciary capacity for its clients, including shares held by Lindner Investment Series Trust, an affiliated registered investment company. These depositary shares are convertible into 476,532 common shares, representing 6.4% of the total outstanding common shares (assuming such conversion).

(7)Shares as reported on Securities and Exchange Commission Form
  4 dated February, 1998. Also see Notes 6, 10 and 11 to the following table.

(8)Includes 160,000 shares held by Wynnefield Partners Small Cap Value Offshore Fund, Ltd. an exempted company formed under the laws of the Cayman Islands whose investment manager is Wynnefield Capital, Inc. Wynnefield Partners Small Cap Value, L.P. reports that Messrs. Nelson Obus and Joshua Landes, as general partners of that partnership, and sole stockholders of Wynnefield Capital, Inc., hold sole voting and dispositive power with respect to all 691,700 shares.

<PAGE 77>
The following table sets forth information as of February 26, 1998 unless otherwise indicated concerning stock ownership of individual directors and named executive officers, and of the executive officers and directors of the Company as a group:

------------------------------------------------------------------------------------------
          Number of Shares and Nature of Beneficial Ownership(1)
          -----------------------------------------------------
Names of Directors,
Named Executive Officers                   Percentage of  Depositary    Percentage of
and Persons as a Group      Common Stock   Common Stock(2)   Shares  Depositary Shares (2)
------------------------------------------------------------------------------------------
Pemberton Hutchinson         9,600(6)(11)        -           3,200          -
Robert E. Killen           809,958(8)(11)      11.6 %       33,443(9)      1.5 %
William R. Klaus            12,500(6)(11)        -             -            -
Thomas W. Ostrander          8,681(6)(11)        -             -            -
Christopher K. Seglem      160,978(3)(5)        2.3 %          358(4)       -
James W. Sight             349,000(6)(10)(11)   5.0 %          -            -
Edwin E. Tuttle             25,273(6)(11)        -             -            -
R. Page Henley              39,956(3)(5)(7)      -             -            -
Robert J. Jaeger            10,000(5)            -             -            -
Theodore E. Worcester       69,124(3)(5)         -             -            -
Directors and Executive
 Officers of the Company
 as a Group              1,495,070             21.5 %       37,001         1.6 %
------------------------------------------------------------------------------------------

(1)This information is based on information furnished to the Company by individual directors and executive officers. Except as indicated below, the Company is informed that the respective beneficial owners have sole voting power and sole dispositive power with respect to the shares opposite their names.

(2)Percentages of less than 1% are indicated by a dash.

(3)Includes shares held at December 31, 1997 by Mellon Bank as
  Trustee of the Westmoreland Coal Company and Affiliated
  Companies Employees' Savings/Retirement Plan vested as follows: Mr. Seglem-9,786, Mr. Henley-10,754, and Mr.
  Worcester-14,124; shares vested in the directors and executive officers as a group totaled 34,664.

(4)Represents shares held at December 31, 1997 by Mellon Bank as
  Trustee of the Westmoreland Coal Company and Affiliated
  Companies Employees' Savings/Retirement Plan.

(5)Includes shares which may be purchased under the 1982 and 1985 Westmoreland Incentive Stock Option and Stock Appreciation Rights Plans and the 1995 Long Term Incentive Stock Plan as follows: Mr. Seglem-151,192, Mr. Henley-24,192, Mr. Jaeger-10,000 and Mr. Worcester-55,000; shares which may be purchased under these Plans for the group as a whole totaled 240,384.

(6)Includes shares which may be purchased under the 1991 Non-Qualified Stock Option Plan for Non-Employee Directors as follows: Messrs. Klaus and Tuttle-7,500 each; Mr. Hutchinson-3,000; Messrs. Ostrander and Sight-1,500 each; in total - 21,000.

(7)Includes 5,000 shares of restricted common stock granted to Mr. Henley under the Westmoreland Coal Company 1995 Long Term Incentive Stock Plan. These shares are treated like other shares of common stock for the purpose of payment of dividends. They ceased to be restricted on January 1, 1997.

<PAGE 78>
(8)Includes 2,000 shares owned by Mr. Killen as a personal investment, 50,000 shares owned by Mr. Killen's spouse and 752,958 shares owned by The Killen Group, Inc., of which Mr. Killen is President and sole shareholder, and affiliated investment funds and partnerships. Of the 922,558 shares, 376,505 shares are held in managed accounts over which The Killen Group, Inc. does not have voting power.

(9)Includes 2,000 shares owned by Mr. Killen as a personal investment, 28,915 shares held in managed accounts by The
  Killen Group, Inc., and 2,528 shares held by Berwyn Income
  Fund.

(10)Includes 7,500 shares held by Mr. Sight's spouse.

(11)Includes shares which may be purchased under the 1996
  Nonemployee Directors' Stock Option Plan as follows:  5,000 shares each, Mr. Hutchinson, Mr. Klaus, Mr. Ostrander, Mr.
  Sight, Mr. Killen, and Mr. Tuttle.

<PAGE 79>
                             PART IV
-----------------------------------------------------------------
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
          FORM 8-K

a) 1.The financial statements filed herewith are the Consolidated Balance Sheets of the Company and subsidiaries as of December 31, 1997 and December 31, 1996, and the related Consolidated Statements of Operations, Shareholders' Equity (Deficit) and Cash Flows for each of the years in the three-year period ended December 31, 1997 together with the related Notes and the Summary of Significant Accounting Policies, which are contained on pages 21 through 62 inclusive.

 2. The following financial statement schedules are filed herewith:
    Schedule I - Condensed Financial Information of Registrant
    Schedule II - Valuation Accounts

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

       (b)Bylaws, as amended on June 11, 1996, filed as Exhibit
          (3)(b).

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

<PAGE 80>
       (c)Form of Exchange Debenture Reference is hereby made to
          Exhibit 4.2 to Form S-2 Registration 33-47872 filed May
          13, 1992, and Amendments 1 through 4 thereto, which
          Exhibit is incorporated herein by reference.

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

<PAGE 81>
       (d)In 1990, the Board of Directors established an Executive Severance Policy for certain executive officers, which provides a severance award in the event of termination of employment. Reference is hereby made to Exhibit 10(h) to Westmoreland's Annual Report on Form 10-K for 1990 (SEC File #0-752), which Exhibit 10(h) is incorporated herein by reference thereto.

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

       (g)Amended Coal Lease Agreement between Westmoreland Resources, Inc. and Crow Tribe of Indians, dated November 26, 1974, as further amended in 1982, filed as Exhibit (10)(a) to Westmoreland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, is incorporated by reference thereto.

       (h)Effective February 1, 1995, the Board of Directors established a Long-Term Incentive Stock Plan for officers and other salaried employees of Westmoreland and its subsidiaries, subject to shareholder approval. A description of this Plan is set forth in Westmoreland's definitive proxy to be dated on or before April 28, 1995, which description is incorporated herein by reference thereto.

     (21) Subsidiaries of the Registrant

     (23) Consent of Independent Certified Public Accountants

     (27) Financial Data Schedule

     (99) WEI Project Chart

b)  Reports on Form 8-K.

     (1)  On January 6, 1997, the Company filed a report on Form
          8-K. The Company announced that it and four of its subsidiaries had filed for protection under Chapter 11 of the Federal Bankruptcy Code in Colorado.

     (2)  On September 10, 1997, the Company filed a report on
          Form 8-K. The Company announced that it had completed the sale of Westmoreland - Corona, Inc.

     (3) On February 3, 1998, the Company filed a report on Form 8-K. The Company announced it had filed a Plan of Reorganization with the Bankruptcy Court.
<PAGE 82>
                           SIGNATURES
-----------------------------------------------------------------
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              WESTMORELAND COAL COMPANY

Date:     April 15, 1998      By:/s/ Robert J. Jaeger
                                     --------------------------
                                     Robert J. Jaeger
                                     Senior Vice President of
                                     Finance and Treasurer
                                     (Principal Financial
                                     Officer)

Date:     April 15, 1998      By:/s/ Larry W. Mikkola
                                     --------------------------
                                     Larry W. Mikkola
                                     Controller
                                     (Principal Accounting
                                     Officer)


          Signature                   Title                 Date
----------------------------------------------------------------------
Principal Executive Officer:
                                 Chairman of the
                                Board, President,
/s/ Christopher K. Seglem           and Chief          April 15, 1998
-----------------------------   Executive Officer
    Christopher K. Seglem

Directors:

/s/ Pemberton Hutchinson         Director              April 15, 1998
-----------------------------
    Pemberton Hutchinson

/s/ William R. Klaus             Director              April 15, 1998
-----------------------------
    William R. Klaus

/s/ Robert E. Killen             Director              April 15, 1998
-----------------------------
    Robert E. Killen

/s/ Edwin E. Tuttle              Director              April 15, 1998
-----------------------------
    Edwin E. Tuttle

/s/ Thomas W. Ostrander          Director              April 15, 1998
-----------------------------
    Thomas W. Ostrander

/s/ James W. Sight               Director              April 15, 1998
-----------------------------
    James W. Sight

<PAGE 83>
                  INDEPENDENT AUDITORS' REPORT
-----------------------------------------------------------------


The Board of Directors and Shareholders
Westmoreland Coal Company:



Under date of April 2, 1998, we reported on the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997, Annual Report on Form 10-K of Westmoreland Coal Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules I and II. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Westmoreland Coal Company and subsidiaries referred to above contains an explanatory paragraph that states that the Company's bankruptcy filing under Chapter 11 of the United States Bankruptcy Code raises substantial doubt about the entity's ability to continue as a going concern. The financial statement schedules included in the Annual Report on Form 10-K for 1997 do not include any adjustments that might result from the outcome of this uncertainty.


                                        KPMG Peat Marwick LLP



Denver, Colorado
April 2, 1998

<PAGE 84>
Westmoreland Coal Company                              Schedule I
Condensed Information as to the Financial Position of the
Registrant
-----------------------------------------------------------------

December 31,                                           1997                 1996
                                                     (in thousands)
Assets
Current assets:
   Cash and cash equivalents                       $  1,487             $  3,028
   Accounts receivable                               16,572                1,377
   Accounts receivable from subsidiaries
    eliminated in consolidation                         294                    -
   Other current assets                                 388                  709
                                                   --------             --------
        Total current assets                         18,741                5,114
                                                   --------             --------
   Property, plant and
     equipment, at cost                              36,883               76,907

   Less accumulated depreciation                     35,635              (73,367)
                                                   --------             --------
                                                      1,248                3,540

Investments in and advances to
consolidated subsidiaries -
eliminated upon consolidation:
 Subsidiaries in bankruptcy:
   Westmoreland Resources, Inc.            33,634              29,445
   Westmoreland Coal Sales Company          5,909               6,348
   Westmoreland Terminal Company                1                   1
   Westmoreland Energy, Inc.               52,662              40,978
 Other subsidiaries:
   Eastern Coal and Coke Company           19,566              19,566
   Eastern Coal and Coke Leasing              460                 460
   Kentucky Criterion Coal Company         18,557              18,512
   Cleancoal Terminal Company               2,602               2,602
   Roda-Dendron                              (451)               (451)
   Pine Branch Mining Company              (7,635)             (7,635)
                                         --------            --------
                                                    125,305              109,826
Long-term accounts receivable from
 subsidiaries eliminated in
 consolidation                                        6,199               13,435
Other assets                                         22,612               21,259
                                                   --------             --------
        Total assets                               $174,105             $153,174
                                                   ========             ========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and
    accrued expenses                               $  9,947             $  6,482
   Accounts payable to subsidiaries
    eliminated in consolidation                           -                6,367
                                                   --------             --------
       Total current liabilities                      9,947               12,849
Liabilities subject to compromise                   124,645              127,935
Other non-current liabilities                         3,182                4,216
Long-term accounts payable to
 subsidiaries eliminated in
 consolidation                                       (6,199)             (13,435)
Shareholders' equity
   Preferred stock                                      575                  575
   Common stock                                      17,412               17,412
   Other paid-in capital                             94,641               94,641
   Accumulated deficit                              (76,297)            (104,454)
                                                   --------             --------
   Total shareholders' equity                        36,331                8,174
                                                   --------             --------
   Total Liabilities and
    Shareholders' Equity                           $174,105             $153,174
                                                   ========             ========

See accompanying independent auditors report.

The notes to the consolidated financial statements are an integral part of these condensed financial statements.
<PAGE 85>
                                                                      Schedule I

                                                                     (Continued)

Westmoreland Coal Company
Condensed Information as to the Operations of the Registrant
-----------------------------------------------------------------

Year Ended December 31,                            1997       1996       1995
                                                        (in thousands)
Net sales                                     $     153  $   6,002  $  71,457
                                              ---------  ---------  ---------
Costs and expenses:
   Cost of sales                                  2,035      2,642     78,637
   Depreciation, depletion and amortization         136        129     13,141
   Selling and administration                     1,868      5,420     15,152
   Heritage costs                                16,673     16,686     19,844
   Pension benefit                               (5,547)    (3,601)    (2,440)
   Unusual charges (credits)                    (27,214)   (11,896)    66,623
   Doubtful account recoveries                   (1,410)    (3,449)      (967)
                                              ---------  ---------  ---------
                                                (13,459)     5,931    189,990

Operating income (loss)                          13,612        (71)  (118,533)

Other income                                      2,449     24,706     11,207
Reorganization items                             (2,484)         -          -
                                              ---------  ---------  ---------
Income (loss) before share of earnings
 of consolidated subsidiaries                    13,577     24,635   (107,326)

Share of earnings of consolidated
 subsidiaries                                    14,579     13,708     20,940
                                              ---------  ---------  ---------
Net earnings (loss)                              28,156     38,343    (86,386)

Less preferred stock dividends:
   Declared                                           -          -      2,444
   In arrears                                     4,888      4,888      2,444
                                              ---------  ---------  ---------
Net income (loss) applicable to
 common shareholders                          $  23,268  $  33,455  $ (91,274)
                                              =========  =========  =========

See accompanying independent auditors report.

<PAGE 86>
                                                       Schedule I
                                                      (Continued)

Westmoreland Coal Company
Condensed Information as to Cash Flows of the Registrant
-----------------------------------------------------------------


Year Ended December 31,                           1997        1996       1995
                                                         (in thousands)
Cash (used in) operations                     $ (4,283)   $(23,906)  $(12,173)
                                             ---------   ---------  ---------
Cash flows from investing activities:
   Additions to property plant
    and equipment                                  (15)        (85)      (456)
   Net proceeds from sales of investments
    and assets                                   2,757      19,689     10,131
                                             ---------   ---------  ---------
  Net cash provided by investing activities      2,742      19,604      9,675
                                             ---------   ---------  ---------

Cash flows from financing activities:
   Dividends paid to preferred shareholders          -           -     (2,444)
                                             ---------   ---------  ---------
  Net cash used in financing activities              -           -     (2,444)
                                             ---------   ---------  ---------

Net increase (decrease) in cash                 (1,541)     (4,302)    (4,942)
Cash at beginning of year                        3,028       7,330     12,272
                                             ---------   ---------  ---------
Cash at end of year                          $   1,487   $  3 ,028  $   7,330
                                             =========   =========  =========

See accompanying independent auditors report.

<PAGE 87>
                                                        Schedule II


                   WESTMORELAND COAL COMPANY AND SUBSIDIARIES

                               Valuation Accounts
                  Years ended December 31, 1997, 1996, and 1995
        -----------------------------------------------------------------



                                  Balance at   Deductions          Other   Balance
                                   beginning  credited to      additions    at end
                                     of year     earnings   (deductions)   of year
                                                                     (B)
----------------------------------------------------------------------------------------
                                                     (in thousands)
Year ended December 31, 1997:

Allowance for doubtful accounts   $    5,864      (1,410)           350   $  4,804  (A)
========================================================================================

Year ended December 31, 1996:

Allowance for doubtful accounts   $   10,313      (3,449)        (1,000)  $  5,864  (A)
========================================================================================

Year ended December 31, 1995:

Allowance for doubtful accounts   $   20,371        (967)        (9,091)  $ 10,313  (A)
========================================================================================

Amounts above include current and non-current valuation accounts.

(A)  Includes reserves of $4,804,000, $5,864,000 and $7,798,000 as of December 31, 1997, 1996 and 1995 respectively, reported as a reduction of Other Assets in the Company's Consolidated Balance Sheets. Also includes reserves of $2,515,000 as of December
     31, 1995 for doubtful notes receivable.

(B) Deductions represent the reserves associated with assets sold to third parties. Additions represent a provision for accrued interest.

<PAGE 88>
                                                        EXHIBIT (3) (3)B


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

<PAGE 89>
          (b) Number of Directors. The number of directors shall be six, provided, however, that upon the occurrence of a Director Event and the resignation of any director with whom a Director Service Agreement exists, the number of directors shall be reduced accordingly (not including directors that are elected or are to be elected by the vote of a separate class or series of the Company's capital stock). A "Director Event" shall mean the following events: (1) an announcement by the Company that it will exchange its 8 and 1/2% Convertible Subordinated Exchange Debentures due July 1, 2012 for the Company's outstanding Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock"); (2) a reduction in the aggregate liquidation preference of outstanding Preferred Stock to an amount of less than $5,000,000, whether by reason or redemption, exchange, purchase, conversion or otherwise; or
               (3) if the Company shall have failed to declare and pay or set apart for payment in full the dividends accumulated on the outstanding shares of Preferred Stock for any six quarterly dividend payment periods, whether or not consecutive.

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

<PAGE 90>
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

<PAGE 91>
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

<PAGE 92>
          (b) Except as otherwise determined by resolution of the Board of Directors, the Vice Chairman, President or any Executive Vice President or Senior Vice President may execute any instrument for the conduct of the Company's business and operations.

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

<PAGE 93>
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

<PAGE 94>
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

<PAGE 95>
                                                     EXHIBIT 21
For the year ended December 31, 1997:


   Subsidiary Name                       State of Incorporation
  -------------------------------------------------------------
   Kentucky Criterion Coal Company              Delaware
   Pine Branch Mining Co.                       Delaware
   WEI - Fort Lupton, Inc.                      Delaware
   WEI - Rensselaer, Inc.                       Delaware
   WEI - Roanoke Valley, Inc.                   Delaware
   Westmoreland Coal Company                    Delaware
   Westmoreland Coal Sales Company              Delaware
   Westmoreland Energy, Inc.                    Delaware
   Westmoreland Resources, Inc.                 Delaware
   Westmoreland Terminal Company                Delaware
   Westmoreland - Altavista, Inc.               Delaware
   Westmoreland - Corona, Inc.                  Delaware
   Westmoreland - Fort Drum, Inc.               Delaware
   Westmoreland - Franklin, Inc.                Delaware
   Westmoreland - Hopewell, Inc.                Delaware
   Westmoreland Technical Service, Inc.         Delaware
   Cleancoal Terminal Co.                       Delaware
   Criterion Coal Co.                           Delaware
   Deane Processing Co.                         Delaware
   Eastern Coal and Coke Co.                  Pennsylvania
  ---------------------------------------------------------------


<PAGE 96>
                                                       EXHIBIT 23


Consent of Independent Certified Public Accountants



The Board of Directors
Westmoreland Coal Company:


We consent to incorporation by reference in the registration statements (Nos. 2-90847 and No. 33-33620) on Form S-8 of Westmoreland Coal Company of our report dated April 2, 1998, relating to the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period December 31, 1997, and all related schedules, which report appears in the December 31, 1997, annual report on Form 10-K of Westmoreland Coal Company.

Our report refers to a change in the method of accounting for pneumoconiosis benefits in 1996.

Our report dated April 2, 1998, contains an explanatory paragraph that states that the Company's filing under Chapter 11 of the United States Bankruptcy Code in the
United States Bankruptcy Court raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of that uncertainty.



                                        KPMG Peat Marwick LLP


Denver, Colorado
April 13, 1998

                                                     EXHIBIT 99

                                                                              Roanoke   Roanoke
                                                          Ft.                 Valley    Valley
Project     Ft. Drum  Altavista  Hopewell Southampton   Lupton   Rensselaer      I        II
-------------------------------------------------------------------------------------------------
                                                          Ft.                 Weldon    Weldon
            Watertown Altavista  Hopewell Southampton   Lupton   Rensselaer    North     North
Location:   New York  Virginia   Virginia  Virginia    Colorado   New York   Carolina  Carolina
-------------------------------------------------------------------------------------------------
             Opera-    Opera-     Opera-                Opera-     Opera-     Opera-    Opera-
Status:      tional    tional     tional  Operational   tional     tional     tional    tional
-------------------------------------------------------------------------------------------------
Gross
Megawatt
Capacity:    55.5 MW    70 MW     70 MW      70 MW      290 MW      81 MW     180 MW     50 MW
-------------------------------------------------------------------------------------------------
WEI
Equity
Ownership     1.25%     30.0%     30.0%      30.0%       4.49%      50.0%      50.0%     50.0%
-------------------------------------------------------------------------------------------------
                                                        Public
Elec-                                                   Service
tricity      Niagara  Virginia   Virginia  Virginia       of       Niagara   Virginia  Virginia
Purchaser    Mohawk     Power     Power      Power     Colorado    Mohawk      Power     Power
-------------------------------------------------------------------------------------------------
                                  Fire-
                                  stone                  Rocky
                      The Lane     Tire                  Mtn.                  Patch     Patch
Steam                 Company,   & Rubber  Hercules,   Produce,               Rubber    Rubber
Host:        US Army    Inc.       Co.       Inc.         Ltd       BASF      Company   Company
-------------------------------------------------------------------------------------------------
Fuel                                                    Natural    Natural
Type:         Coal      Coal       Coal      Coal         Gas        Gas       Coal      Coal
-------------------------------------------------------------------------------------------------
                                                                   Western
             Cyprus   Westmore-   United                Thermo       Gas       TECO      TECO
Fuel        Amax Coal land Coal    Coal   United Coal   Fuels,   Marketing,    Coal/     Coal/
Supplier:      Co.     Company   Company    Company      Inc.        Ltd      CONSOL    CONSOL
-------------------------------------------------------------------------------------------------
Commercial
Operations
Date:         1989      1992       1992      1992        1994       1994       1994      1995
---------------------------------------------------------------------------------------------