Form 10-Q
period 1998-03-31
WESTMORELAND COAL CO
filed 1998-05-14
CIK 106455

FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 1998

                               OR

      ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      for the transition period from __________ to ___________

                     Commission File Number
                              0-752

                    WESTMORELAND COAL COMPANY
                    -------------------------
         (Debtor-in-Possession as of December 23, 1996)
         ----------------------------------------------
     (Exact name of registrant as specified in its charter)

DELAWARE                                               23-1128670
--------                                               ----------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)             Identification No.)

2 North Cascade Avenue, 14th Floor Colorado Springs, Colorado  80903
--------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, area code                719-442-2600
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1998:  6,965,328

<PAGE 2>
                 PART I - FINANCIAL INFORMATION

                             ITEM 1
                      FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Condensed Consolidated Balance Sheets
------------------------------------------------------------------------------------

                                                               (Unaudited)
                                                       March 31,       December 31,
                                                            1998               1997
------------------------------------------------------------------------------------
                                                              (in thousands)
Assets
Current assets:
  Cash and cash equivalents                        $      48,458      $      30,664
  Receivables:
    Trade                                                  3,753              4,483
    Pension plan termination receivable, net                 500             13,040
    Other                                                  1,177              1,026
------------------------------------------------------------------------------------
                                                           5,430             18,549

 Other current assets                                        636                402
------------------------------------------------------------------------------------
Total current assets                                      54,524             49,615
------------------------------------------------------------------------------------

Property, plant and equipment:
  Land and mineral rights                                 10,990             11,684
  Plant and equipment                                     93,692             94,265
------------------------------------------------------------------------------------
                                                         104,682            105,949
  Less accumulated depreciation and depletion             69,399             70,262
------------------------------------------------------------------------------------
                                                          35,283             35,687

Investment in independent power projects                  55,047             54,152
Investment in Dominion Terminal Associates (DTA)          18,297             18,680
Workers' compensation bond                                 5,964              6,665
Prepaid pension cost                                       3,580              3,528
Excess of trust assets over pneumoconiosis                11,650             11,700
benefit obligation
Other assets                                               1,853              1,970
------------------------------------------------------------------------------------
  Total Assets                                      $    186,198         $  181,997
====================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
  Current installments of long-term debt            $         55         $       51
  Accounts payable and accrued expenses                    7,860              9,307
  Reorganization expenses                                  1,943              1,645
  Reclamation costs                                          100                100
------------------------------------------------------------------------------------
   Total current liabilities                               9,958             11,103
------------------------------------------------------------------------------------

Liabilities subject to compromise                        135,700            132,667

Long-term debt                                               356                407
Accrual for reclamation costs                              3,167              3,182
Minority interest                                          6,562              6,245
Shareholders' equity                                      30,455             28,393
------------------------------------------------------------------------------------
  Total Liabilities and Shareholders' Equity        $    186,198      $     181,997
====================================================================================
See accompanying notes to condensed consolidated financial statements.

<PAGE 3>

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Consolidated Statements of Income
--------------------------------------------------------------------------------

                                                                (Unaudited)
Three Months Ended March 31,                                1998           1997
--------------------------------------------------------------------------------
                                                          (in thousands except
                                                              per share data)
Revenues:
   Coal                                             $     12,252   $     11,289
   Independent power - equity in earnings                  4,793          3,735
   DTA - equity in earnings (share of losses)                (83)           308
--------------------------------------------------------------------------------
                                                          16,962         15,332
--------------------------------------------------------------------------------
Costs and expenses:
   Cost of sales - coal                                   10,196         11,175
   Depreciation, depletion and amortization                  606            597
   Selling and administrative                              1,411          1,355
   Heritage costs                                          4,151            405
   Pension benefit                                           (53)          (900)
   Doubtful account recoveries                              (113)          (897)
--------------------------------------------------------------------------------
                                                          16,198         11,735

Operating income                                             764          3,597

Other income (expense):
   Gains (losses) on the sales of assets                     136           (763)
   Interest expense                                          (55)          (145)
   Minority interest                                        (317)          (332)
   Other income                                            1,556            (51)
--------------------------------------------------------------------------------
Income from continuing operations before
  reorganization items                                     2,084          2,306

   Reorganization legal and consulting fees                 (659)          (750)
   Reorganization interest income                            637            324
--------------------------------------------------------------------------------
Income from continuing operations                          2,062          1,880
Discontinued operations                                        -           (521)
--------------------------------------------------------------------------------

Net income                                                 2,062          1,359

Less preferred stock dividends                            (1,222)        (1,222)
--------------------------------------------------------------------------------

Net income applicable to common shareholders        $        840   $        137
================================================================================
Net income (loss) per share applicable to common
shareholders:
      Before loss from discontinued operations      $        .12  $         .09
      Loss from discontinued operations                        -           (.07)
--------------------------------------------------------------------------------
                                                    $        .12  $         .02
================================================================================
Weighted average number of common shares
outstanding                                                6,965          6,965

See accompanying notes to condensed consolidated financial statements.

<PAGE 4>

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------------------

                                                                            (Unaudited)
Three Months Ended March 31,                                            1998          1997
-------------------------------------------------------------------------------------------
                                                                          (in thousands)
Cash flows provided by operating activities:
   Net income                                                   $      2,062  $      1,359
Adjustments to reconcile net income to net cash provided by
  Operating activities:
    (Gain) loss on disposition of assets                                (136)          763
    Equity earnings from independent power projects                   (4,793)       (3,735)
    Cash received from independent power projects                      3,886         3,889
    Equity earnings (losses) from DTA                                     83          (308)
    Cash generated by DTA                                                826         1,450
    Cash contributions to DTA                                           (541)         (819)
    Depreciation, depletion and amortization                             606           597
    Pension benefit                                                      (52)            -
    Minority interest                                                    317           332
    Changes in working capital accounts of discontinued
      operations                                                           -           217
    Other                                                               (237)       (1,044)

Changes in assets and liabilities:
    Accounts receivable, net of allowance for doubtful
      accounts                                                           579           155
    Pension termination receivable, net                               12,540             -
    Accounts payable and accrued expenses                             (1,467)        3,542
    Workers' compensation bond                                           701             -
    Excess of trust assets over pneumoconiosis benefit
      obligation                                                          50             -
-------------------------------------------------------------------------------------------
Net cash provided by operating activities before
reorganization items                                                  14,424         6,398
-------------------------------------------------------------------------------------------
Changes in reorganization items:
    Trade and other liabilities subject to compromise                  3,033         1,566
    Liabilities not subject to compromise                                298           750
-------------------------------------------------------------------------------------------
Net change in reorganization items                                     3,331         2,316
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                             17,755         8,714
-------------------------------------------------------------------------------------------

Cash flows provided by investing activities:
   Fixed asset additions                                                 (75)          (15)
   Net proceeds from sales of assets                                     161           902
-------------------------------------------------------------------------------------------
Net cash provided by investing activities                                 86           887

Cash flows (used in) financing activities:
   Repayment of long-term debt                                           (47)          (51)

Net increase in cash and cash equivalents                             17,794         9,550
Cash and cash equivalents, beginning of period                        30,664         8,791
-------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $     48,458  $     18,341
===========================================================================================

Supplemental disclosures of cash flow information:

Cash paid during the period for interest                                  27            31

See accompanying notes to condensed consolidated financial statements.


<PAGE 5>

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

The Notes contained herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements filed on Form 10-K for the year ended December 31, 1997. The financial information contained in this Form 10-Q is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

CHAPTER 11 REORGANIZATION PROCEEDINGS

On December 23, 1996 ("Petition Date"), Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company (the "Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. The Debtor Corporations are in possession of their respective properties and assets and are operating as debtors in possession pursuant to provisions of the Bankruptcy Code. On April 15, 1998, the Debtor Corporations submitted an amended joint plan of reorganization and disclosure statement, which are subject to Bankruptcy Court review, for these entities pursuant to Chapter 11 of the Bankruptcy Code.
The original joint plan of reorganization and disclosure statement had been filed on February 2, 1998. On April 15, 1998, the 1974 UMWA Pension Plan, the 1992 UMWA Benefit Plan and the UMWA Combined Fund ("the Funds") filed an amended plan of reorganization and disclosure statement. Their original plan of reorganization and disclosure statement had been filed on February 2, 1998. The Bankruptcy Court has scheduled hearings to determine the adequacy of the amended disclosure statements for June 11, 1998.

The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all of the possible consequences of the ongoing Chapter 11 reorganization cases. Specifically, the consolidated financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization cases or the effect of any changes which may be made in connection with the Debtor Corporations' capitalization or operations resulting from a plan of reorganization. Costs incurred related to the reorganization were $549,000 and $750,000 in the first quarters of 1998 and 1997, respectively.

Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings. The Funds' competing plan would, if confirmed, terminate all interests of existing shareholders without any consideration.

<PAGE 6>
LIABILITIES SUBJECT TO COMPROMISE

The filing of the Chapter 11 cases by the Debtor Corporations (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all prepetition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date. In accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization under the Bankruptcy Code") liabilities subject to compromise are segregated from those that are not, in the accompanying balance sheet. The following table sets forth the liabilities of the Company that are subject to compromise as of March 31, 1998 and December 31, 1997:

                                        March 31,    December 31,
                                             1998            1997
 ----------------------------------------------------------------
 Trade and other liabilities         $  7,035,000    $  7,035,000
 Long-term debt                         1,607,000       1,607,000
 1974 UMWA Pension Plan                13,800,000      13,800,000
 Workers' compensation                 23,611,000      24,341,000
 1992 UMWA Benefit Plan                43,557,000      40,469,000
 1993 Wage Agreement Plan              32,477,000      32,067,000
 UMWA Combined Benefit Fund                     -               -
 Salaried Plan                         12,386,000      12,175,000
 SERP                                   1,227,000       1,173,000
 ----------------------------------------------------------------
      Total                          $135,700,000    $132,667,000
 ================================================================

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

The Company believes that different assumptions and methodologies will be used by the Bankruptcy Court to determine the amount of the allowed claims relating to these future benefit obligations, including a requirement by the Bankruptcy Court that the actuarial calculations give effect to the implementation of the managed care and cost containment provisions required by the Coal Act. The Company believes that those assumptions and methodologies will result in allowed claims significantly less than the estimated present value of the benefit obligations used in preparing these financial statements and disclosures.

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

<PAGE 7>
1974 UMWA PENSION PLAN. The Company maintains that for bankruptcy purposes, to the extent any withdrawal liability will be assessed under the Multiemployer Pension Plan Act ("MPPA"), that liability would be in respect of consideration furnished by employees of the Company prior to the Petition Date, and that any such liability was incurred prior to the Petition Date and constitutes a liability subject to compromise. The Company believes that except for a small percentage (i.e., 2% to 3%) of the aggregate withdrawal liability of $13,800,000 estimated by the 1974 UMWA Pension Plan as of June 30, 1996, and in their proof of claim, such liability is in respect of consideration furnished by employees of the Company prior to the Petition Date.

The Company maintains that a withdrawal will not occur until the completion of certain reclamation work at the Company's Virginia Division, which is to be performed by UMWA represented employees and is expected to be completed sometime in the second quarter of 1998. Accordingly, the Company believes that the withdrawal liability will be determined using an asset valuation date of June 30, 1997, in accordance with the provisions of MPPA. The 1974 UMWA Pension Plan has not provided the Company with an updated actuarial estimate of the withdrawal liability calculated as of June 30, 1997. Accordingly, the amount of the liability subject to compromise at March 31, 1998 reflects the actuarial estimate of the withdrawal liability calculated as of June 30, 1996.

The 1974 UMWA Pension Plan and its Trustees have filed a total of ten proofs of claim asserting, as against each of the Debtors
Corporations: (i) an administrative priority claim in the amount of $13,775,912, based upon an assessment of withdrawal liability under MPPA; and (ii) an administrative priority claim in the amount of $64,398, which allegedly is subject to the protections of Bankruptcy Code section 1113. The Debtor Corporations have filed objections before the Bankruptcy Court with respect to each of these claims disputing this liability in its entirety. The Bankruptcy Court has scheduled a hearing to consider the Company's objections for July 14, 15, and 16, 1998.

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

A number of proofs of claim have been filed in the Chapter 11 case in connection with this liability, including: (i) the state of West Virginia has filed an unsecured priority claim in the amount of $55,314,265; (ii) the Commonwealth of Virginia has filed a secured claim in the amount of $7,000,000 and an unsecured priority claim in the amount of $10,000,000; (iii) Travelers Casualty & Surety, formerly known as the Aetna Casualty & Surety Company, member of Travelers Group, has filed a secured claim in the amount of $7,015,255 and an unsecured non-priority claim in the amount of $19,720,988; (iv) Safeco Insurance Company of America has filed an unsecured non-priority claim in the amount of $11,452,473 and (v) Federal Insurance Company has filed an unsecured non-priority claim in an unliquidated amount. The Company currently is evaluating these proofs of claim. The Company believes that certain of these claims relate to the same underlying liability and therefore are duplicative, and that other claims are overstated and should be disallowed, at least in part.

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

<PAGE 8>
The Company estimates the present value of the Company's obligations to the 1992 Plan is approximately $117,494,000, not including any reduction attributable to implementation of the managed care and cost containment provisions required by the Coal Act. The liability recorded at March 31, 1998 of $43,557,000, represents the aggregate amount of the liability, less the unamortized transition obligation of $59,632,000 and the unrecognized net loss of $14,305,000 at that date. The Company believes that for bankruptcy purposes the total amount of $117,494,000 represents the present value of the liability subject to compromise at March 31, 1998. Pursuant to Bankruptcy Code section 502(b), the Bankruptcy Court will be required to determine the allowed amount of the claims of the 1992 Plan. The preceding estimate does not take into account any reductions resulting from claims objections, the allowance process and the litigation described below.

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

The Bankruptcy Court designated the order on the summary judgment motion as final, thereby allowing an immediate appeal and the 1992 Plan has appealed. The Bankruptcy Court has set aside June 1, 2 and 3, 1998 for trial of the remaining issues, comprised of the Company's other defenses and counter claims, not resolved by the summary judgment ruling. The Company moved to dismiss without prejudice certain counterclaims previously asserted by the Company in the adversary proceeding alleging that the 1992 Plan received a prepetition preference and alleging that the terms of the Pledge Agreement (described in the next paragraph below) are ambiguous. This motion has been granted. In addition, the Company has augmented the counterclaims to assert that if the 1992 Plan is correct in contending that the 1992 Plan premiums should be deemed "taxes," then those provisions of the Coal Act mandating the payment of such premiums are an unconstitutional direct tax that is not apportioned among the states, in violation of the Direct Tax Clause of Article I of the United States Constitution.

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

<PAGE 9>
The 1992 Plan has filed a total of fifteen proofs of claim against the Debtor Corporations: (i) an unsecured claim (without designation of an entitlement to priority or security) in the amount of $1,103,384 based upon alleged "tax assessments" and liabilities under the Coal Act; (ii) a "protective" proof of claim (without designation of an entitlement to priority or security) in the amount of $154,156,912 based upon alleged "tax assessments" and liabilities arising under the Coal Act; and
(iii) a secured claim against Westmoreland (and an unsecured claim in each of the subsidiary Debtors) in the amount of $20,870,000 allegedly based upon liabilities arising under the Coal Act. The Company has objected to all of these claims. The allowability of the 1992 Plan's claims also has been raised in this adversary proceeding.

1993 WAGE AGREEMENT PLAN. The 1993 Wage Agreement between the Company and the UMWA requires the Company to establish and provide health care benefits under an individual employer plan for certain additional retirees. The Company currently provides benefits through its individual employer plan to age and service eligible retirees (and their dependents) who retire prior to the termination or expiration of the 1993 Wage Agreement. The UMWA 1993 Benefit Plan ("the 1993 Benefit Plan") is a multiemployer benefit plan providing health care benefits to specified beneficiaries entitled to such benefits under a UMWA Wage Agreement where such benefits are not provided by former employers through individual employer plans. The Company's liabilities under the 1993 Wage Agreement, whether provided under the Company's individual employer plan or by the 1993 Benefit Plan, are shown as subject to compromise, by virtue of the provisions of Bankruptcy Code section 1113, which authorizes the rejection of collective bargaining agreements. The Company maintains that any obligation of the Company to provide benefits under the 1993 Wage Agreement pursuant to its individual employer plan or to make contributions to the 1993 Plan extend only through the scheduled expiration of the 1993 Wage Agreement.

The Company estimates that the present value of the Company's alleged obligations under the 1993 Wage Agreement, if its liability extends beyond the expiration of the 1993 Wage Agreement (which the Company denies), determined in accordance with generally accepted accounting principles, is approximately $33,828,000, not including any reduction attributable to implementation of managed care and cost containment efforts. The liability recorded at March 31, 1998 of $32,477,000, represents the aggregate amount of such a liability, less the unrecognized net loss of $1,351,000 at that date. The Company believes that for bankruptcy purposes the total of these amounts represents the present value of the liability subject to compromise at March 31, 1998. Pursuant to Bankruptcy Code section 502(b), the Bankruptcy Court is required to determine the allowed amount of any claims of the UMWA under the 1993 Wage Agreement. The preceding estimate does not take into account any reductions resulting from claims objection and the litigation discussed below.

The UMWA has filed a proof of claim against the Debtor Corporations, asserting an unsecured non-priority claim in the amount of $62,189,106. The proof of claim allegedly seeks to recover the estimated costs of providing medical benefits for life of former Westmoreland employees who retired during the term of the 1993 Wage Agreement and those who were laid off. The Company believes this claim covers only the period of time following expiration of the 1993 Wage Agreement on August 1, 1998. The Debtor Corporations have filed objections to this proof of claim on the ground that none of the Debtor Corporations has liability under the 1993 Wage Agreement after August 1, 1998. In addition, the Debtor Corporations asserted counterclaims against the UMWA and the 1993 Benefit Plan. In their counterclaims, the Debtor Corporations sought a declaration (i) that Westmoreland's obligations to provide medical benefits for certain of its recent retirees and to make contributions to the 1993 Benefit Plan were established by and expire with the 1993 Wage Agreement (ii) that Westmoreland's subsidiaries are not liable for any obligations created by the 1993 Wage Agreement; and (iii) that the 1993 Benefit Plan was established to provide medical benefits to retirees who no longer receive benefits from their former employer, and is therefore required to provide medical benefits to Westmoreland's recent retirees after expiration of the 1993 Wage Agreement. The 1993 Benefit Plan sought and received an order dismissing the counterclaims against it. The counterclaim against the UMWA remains and the Debtor Corporations have filed a motion for summary judgment on this counterclaim.

<PAGE 10>
UMWA COMBINED BENEFIT PLAN. The UMWA Combined Benefit Plan is a multiemployer plan established by the Coal Act for purposes of providing health care benefits to beneficiaries, and their dependents, who were age- and service-eligible as of July 20, 1992 under the 1950 UMWA Benefit Plan or the 1974 UMWA Benefit Plan. Prior to the Petition Date, the Company ceased making payments to the Combined Benefit Plan. The Company maintains that any liability of the Company to the Combined Benefit Plan arose and was incurred pre-petition and constitutes a pre-
petition liability subject to compromise.   The Company has not
recorded a liability for the Combined Benefit Plan, as payments to this multiemployer plan are accounted for on a "pay-as-you-go" basis under the provisions of FAS 106. The Company estimates that the present value of the Company's obligation to the Combined Benefit Plan is approximately $41,800,000 not including any reduction attributable to implementation of the managed care and cost containment provisions required by the Coal Act. The Company believes that for bankruptcy purposes this amount represents the present value of the liability subject to compromise at March 31, 1998. Pursuant to Bankruptcy Code 502(b), the Bankruptcy Court will be required to determine the allowed amount of any claims of the Combined Benefit Plan. The preceding estimate does not take into account any reductions resulting from claims objections and the litigation discussed below.

On November 3, 1997, the Combined Benefit Plan filed a motion for allowance and ongoing payment of the premiums as administrative claims and to withdraw the reference of this issue from the Bankruptcy Court to the District Court. The Company has opposed this motion as well as the efforts of the Combined Benefit Plan to have the matter resolved by the District Court rather than the Bankruptcy Court. The matter is still pending.

The Combined Benefit Plan has filed two proofs of claim asserting liability against all of the Debtor Corporations based upon alleged "tax assessments" and liabilities arising under the Coal
Act: (i) an unsecured non-priority claim in the amount $63,554,715 plus unliquidated "secured and priority" claims; and
(ii) an unsecured non-priority claim in the amount of $8,583,175 plus unliquidated "secured and priority" claims. The Combined Benefit Plan asserts liability under Bankruptcy Code section 1114. In a statement accompanying the proof of claim, the Combined Fund also asserts a secured claim against Westmoreland in the amount of $4,522,000 allegedly based upon certain prepetition agreements. Finally, the Combined Benefit Plan has asserted an "unliquidated" priority claim for "contributions" to an employee benefit plan under Bankruptcy Code section 507(a)(4). The Debtor Corporations have objected to each of these claims. The Bankruptcy Court has scheduled a hearing to consider the Company's objections for July 14, 15 and 16, 1998.

PROOFS OF CLAIMS. The nature of the Chapter 11 cases is to have all claims against and interests in the Company resolved. In September, 1997 the Bankruptcy Court set December 1, 1997 as the deadline for non-employee/retiree creditors of the Debtor Corporations to file proof of claim and interests. Accordingly, on September 30, 1997, the Company's Claims Administrator sent claim forms to potential creditors, and other parties in interest. The Company's estimate of liabilities subject to compromise is subject to change based upon the Company's review of the proofs of claim that were timely filed.

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

<PAGE 11>
2.   CONTINGENCIES

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

On August 1, 1996, FERC entered its decision in the Southampton case. FERC determined that the Partnership's request for reconsideration should be treated as timely filed, but that the Southampton facility was not in complete compliance with the QF requirements for 1992. FERC ordered Southampton to comply with
Section 205 for the Federal Power Act ("FPA"), and file, for FERC's review, rates for calendar year 1992 for wholesale power sales to Virginia Power. Otherwise, the Southampton project remains exempt from regulation under the Public Utility Holding Company Act ("PUHCA"), utility laws of Virginia and the other provisions of the FPA. In August 1996, the Partnership filed a motion seeking clarification of the August 1, 1996 order. The Partnership also filed an additional request for rehearing. On May 13, 1998 the FERC entered an Order clarifying its August 1, 1996 decision in the Southampton case. While affirming the requirement to make a refund to Virginia Power, the FERC ruled that Virginia Power must compensate Southampton for every hour in which the unit was available for dispatch, but not actually dispatched. FERC referred the matter for a settlement judge to attempt to resolve the amount of refund.

The ultimate resolution of this matter cannot yet be determined. The FERC Order does not completely settle this matter. The rate must be determined through negotiations with Virginia Power and further FERC proceedings may result in refunds to Virginia Power, the ultimate amount of which cannot be determined at this time. The Partnership is evaluating its options.

<PAGE 12>
ROVA I PROJECT - WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership's principal customer, Virginia Power contracted to purchase the electricity generated by ROVA I, one of two units included in the ROVA partnership, under a long-term contract. In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of the provisions of the contract dealing with the payment of the capacity purchase price when the facility experiences a "forced outage" day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The ROVA Partnership believes that the customer is required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated allowed annual number. The customer asserts that it is not required to do so.

From May 1994 through March 1998, Virginia Power withheld approximately $14,000,000 of these capacity payments during periods of forced outages. To date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, The ROVA Partnership filed a complaint against Virginia Power seeking damages of at least $5,700,000, contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the court granted this motion. WLP filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss the complaint. In November 1995, Virginia Power filed with the court a motion for summary judgment, and a hearing on the motion was held in early December 1995. In late January 1996, the court denied Virginia Power's motion for summary judgment. Virginia Power filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted Virginia Power's second summary judgment motion and effectively dismissed the complaint. The ROVA partnership appealed the Court's decision granting summary judgment to the Virginia Supreme Court. On June 6, 1997 the Virginia Supreme Court reversed the trial Court's decision to grant the customer's summary judgment motion and remanded the matter for trial. The case is set to be tried on October 26, 1998. Regardless of the outcome, the Company believes Roanoke Valley I will operate profitability and generate positive cash flows.

RENSSELAER - LG&E - Westmoreland Rensselaer ("LWR"), in which the Company has a 50% interest through an indirect subsidiary, has executed a Master Restructuring Agreement ("MRA") with Niagara Mohawk Power Corporation ("NIMO") and 15 other independent power companies ("IPP"s) effective July 9, 1997. Under this agreement, LWR has an obligation to attempt to restructure the Rensselaer Cogeneration Project. Upon completion of a restructuring and satisfaction of conditions precedent, including all IPPs receiving necessary approvals and NIMO successfully arranging financing, LWR would receive consideration from NIMO for terminating its Power Purchase Agreement. In February, 1998 the New York Public Service Commission ("PSC") approved the MRA as part of NIMO's Power Choice filing. Power Choice described how NIMO intends to implement a competitive wholesale and retail power market. NIMO and 14 IPPs, including LWR, successfully reached the Conditions Determination Date ("CDD") of May 7, 1998. Reaching the CDD is a major milestone in the process and allows the IPPs and NIMO to work toward finalizing the transactions contemplated by the MRA. There can be no assurance that the restructuring will be consummated.

3.   CAPITAL STOCK

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements of the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The fourteen quarterly dividends which are in arrears (dividend payment dates July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1, 1996, January 1, 1997, April 1,
1997, July 1, 1997, October 1, 1997, January 1, 1998 and April 1,
1998) amount to $17,106,000 in the aggregate ($29.75 per preferred share or $7.44 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are in arrears are made current.

<PAGE 13>
There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or
(2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at March 31, 1998 of $30,455,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy
Code, the Company is prohibited from paying dividends, either common or preferred.

<PAGE 14>
                             ITEM 2
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION FROM DECEMBER 31, 1997 TO
MARCH 31, 1998

BANKRUPTCY PROCEEDING

Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company ("the Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on December 23, 1996. The Debtor Corporations are in possession of their respective properties and assets and are operating as debtors in possession pursuant to provisions of the Bankruptcy Code.

Recognizing that it would not be able to meet charges and terms associated with the United Mine Workers of America Health and Retirement Funds (the "Funds"), Westmoreland initiated discussions with the Funds in November 1995. The Company submitted several proposals. After the Funds failed to accept any of Westmoreland's proposals and offered no realistic counter proposals, the Company made the decision to file for protection under Chapter 11 of the Bankruptcy Code to protect the Company's value from the demands of the Funds.

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

<PAGE 15>
On February 2, 1998, the Debtor Corporations filed a plan of reorganization which provides for, among other things, the payment in full (or substantially in full) of all allowed claims entitled to satisfaction ahead of the Company's shareholders (including the Funds, to the extent they hold allowed claims).
An amended, but substantially similar, plan of reorganization was filed on April 15, 1998. The final plan of reorganization may differ from the plan currently filed with the Bankruptcy Court.

On February 2, 1998, the Funds filed a competing plan of reorganization (the "Funds' Plan"). An amended Funds' Plan was filed on April 15, 1998. Among other things, the Funds' Plan provides for the elimination of all preferred and common shareholder interests. The Company intends to vigorously oppose the Funds' Plan.

The Bankruptcy Court will hold hearings to determine the adequacy of the disclosure statements on June 11, 1998, and if either or both of the statements is deemed adequate, approval solicitation will take place and confirmation hearings will be scheduled by the Bankruptcy Court. No assurances can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings or in preventing confirmation of the Funds' competing plan which terminates all shareholders interests.

Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $17,755,000 and $8,714,000 for the three months ended March 31, 1998 and 1997, respectively. The increase in cash provided by operations in 1998 compared to 1997 is mainly proceeds from the termination of the Company's previous overfunded salaried pension plan.

Cash provided by investing activities for the three months ended March 31, 1998 and 1997 was $86,000, and $887,000, respectively.
The reduction in cash provided from investing activities in 1998 as compared to 1997 is a result of a decrease in proceeds from sales of investments and assets in 1998.

Cash used in financing activities for the three months ended
March 31, 1998 and 1997 totaled $47,000, and $51,000,
respectively. Cash used in 1998 and 1997 related to the repayment of long-term debt.

<PAGE 16>
Consolidated cash and cash equivalents at March 31, 1998 totaled $48,458,000. As a result of the Chapter 11 bankruptcy filings, the Company is not permitted to consolidate the individual subsidiary cash balances but continues to manage those balances on their behalf. As of March 31, 1998, the cash balances at the filed subsidiaries were: Westmoreland Resources, Inc. ("WRI") - $13,431,000; Westmoreland Coal Sales Company - $376,000; Westmoreland Terminal Company - $1,679,000; and Westmoreland Energy, Inc. - $19,438,000. The cash balance for Westmoreland Coal Company was $13,534,000. At December 31, 1997, cash and cash equivalents totaled $30,664,000 (including $11,378,000 at WRI). The Company's cash and cash equivalents are not restricted as to use or disposition under the normal course of business, except for the bankruptcy restrictions. The cash at WRI, an 80%- owned subsidiary, is available to the Company only through dividends. Such dividends may not be paid while WRI is in its bankruptcy case. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $5,964,000 at March 31, 1998 and $6,665,000 at December 31, 1997.
The amounts represent an interest-bearing cash deposit account, which collateralizes the Company's outstanding surety bonds for its workers compensation self-insurance programs. The decrease in restricted cash collateralizing Workers' Compensation surety bonds reflects amounts drawn in 1998 to pay claims pursuant to an approved order of the bankruptcy court, net of interest earned on the bonds.

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements entered into with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of the recognition of losses related to the idling of the Virginia division and the resulting shareholders' deficit. The fourteen quarterly dividends which are in arrears (those dividends whose payment dates would have been July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1, 1996, January 1,
1997, April 1, 1997, July 1, 1997, October 1, 1997, January 1,
1998, and April 1, 1998) amount to $17,106,000 in the aggregate ($29.75 per preferred share or $7.44 per depositary share).

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or
(2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits for the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at March 31, 1998 of $30,455,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy
Code, the Company is prohibited from paying dividends, either common or preferred.


<PAGE 17>
RESULTS OF OPERATIONS
-----------------------------------------------------------------
QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31,
1997.

Revenues for the quarter ending March 31, 1998 were $16,962,000 compared to $15,332,000 for the quarter ending March 31, 1997. The increase is due to a slightly higher volume of tons sold at WRI and higher earnings at independent power projects. Equity in earnings at DTA were lower in the first quarter of 1998 compared to the first quarter of 1997 because of a decrease in throughput volumes.

Costs and expenses for the quarter ending March 31, 1998 were $16,198,000 compared to $11,735,000 for the quarter ending March 31, 1997. The majority of the increase is due to an increase in the accrual for heritage costs associated with the 1992 Plan. In addition, the Company continues to reduce expenses at its idled Virginia Division.

Gains of $136,000 on the sales of assets during the first quarter of 1998 resulted from the sale of various pieces of equipment from the Company's idled Virginia Division. Losses on the sales of assets were $905,000 during the first quarter of 1997, included a loss of $1,609,000 related to the removal and sale of a longwall mining machine at the idled Virginia Division. Cash proceeds of $3,200,000 were received in 1997 from the sale of the longwall mining machine but were offset by $2,000,000 of costs to remove the machine, $1,500,000 of remaining book value, and $1,300,000 relating to the buy-out of the lease on the machine. Proceeds of $704,000 were received from the sale of various equipment from the idled Virginia Division, all of which was recorded as a gain in 1997.

Other income for the quarter ending March 31, 1998 included a $711,000 payment relating to the buyout of a royalty agreement and the recognition of $854,000 relating to the resolution of a tax escrow account established in conjunction with a previous sale of property.

<PAGE 18>
                   PART II - OTHER INFORMATION
                   ---------------------------

                             ITEM 1
                        LEGAL PROCEEDINGS
-----------------------------------------------------------------
See Note 1 "Chapter 11 Reorganization Proceedings" of Notes to
Condensed Consolidated Financial Statements, which is incorporated by reference herein.



                             ITEM 6
                EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------------------------
a)   Exhibit 27 - Financial Data Schedule

b) On April 20, 1998 the Company filed a report on Form 8-K regarding the issuance of a press release announcing the Company's 1997 results. In addition, the Company announced it had filed its 1997 Form 10-K with the SEC and an amended plan of reorganization and disclosure statement related to its Chapter 11 proceedings with the Bankruptcy Court.



                           SIGNATURES
-----------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 WESTMORELAND COAL COMPANY


Date:  May 14, 1998              /s/ Robert J. Jaeger
                                     ---------------------------
                                     Robert J. Jaeger
                                     Senior Vice President -
                                     Finance and Treasurer



                                 /s/ Larry W. Mikkola
                                     ----------------------------
                                     Larry W. Mikkola
                                     Controller