Form 10-Q
period 1998-06-30
WESTMORELAND COAL CO
filed 1998-08-13
CIK 106455

FORM 10-Q

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1998:  6,965,328

<PAGE 2>

                    PART I - FINANCIAL INFORMATION

                                ITEM 1
                         FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Condensed Consolidated Balance Sheets


                                                         (Unaudited)
                                                   June 30,     December 31,
                                                       1998             1997
                                                -----------     ------------
                                                        (in thousands)
Assets
Current assets:
   Cash and cash equivalents                      $  78,000        $  30,664
   Receivables:
       Trade                                          2,527            4,483
       Pension plan termination receivable, net         500           13,040
       Other                                          1,111            1,026
                                                  ---------        ---------
                                                      4,138           18,549

   Other current assets                                 670              402
                                                  ---------        ---------
       Total current assets                          82,808           49,615
                                                  ---------        ---------
Property, plant and equipment:
       Land and mineral rights                       10,990           11,684
       Plant and equipment                           92,554           94,265
                                                  ---------        ---------
                                                    103,544          105,949
       Less accumulated depreciation and depletion   68,670           70,262
                                                  ---------        ---------
                                                     34,874           35,687

Investment in independent power projects             66,535           54,152
Investment in Dominion Terminal Associates (DTA)     18,663           18,680
Workers' compensation bond                            5,237            6,665
Prepaid pension cost                                  3,633            3,528
Excess of trust assets over
  pneumoconiosis benefit obligation                  11,650           11,700
Other assets                                          1,842            1,970
                                                  ---------        ---------
       Total Assets                               $ 225,242        $ 181,997
                                                  =========        =========

Liabilities and Shareholders' Equity
Current liabilities:
   Current installments of long-term debt         $      55        $      51
   Accounts payable and accrued expenses              8,007            9,307
   Reorganization expenses                            2,248            1,645
   Reclamation costs                                    100              100
                                                  ---------        ---------
   Total current liabilities                         10,410           11,103
                                                  ---------        ---------

Liabilities subject to compromise                   137,920          132,667

Long-term debt                                          356              407
Accrual for reclamation costs                         3,086            3,182
Minority interest                                     6,755            6,245
Shareholders' equity                                 66,715           28,393
                                                  ---------        ---------
   Total Liabilities and Shareholders' Equity     $ 225,242        $ 181,997
                                                  =========        =========

See accompanying notes to condensed consolidated financial statements.

<PAGE 3>

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Consolidated Statements of Income
                                                      (Unaudited)
                                          Three Months           Six Months
                                              Ended                 Ended
                                             June 30,              June 30,
                                          1998      1997        1998      1997
                                        ------    ------      ------    ------
                                          (in thousands except per share data)
Revenues:
   Coal                               $ 10,891  $ 10,412    $ 23,143  $ 21,701
   Independent power -
     equity in earnings                 50,626     4,430      55,419     8,165
   DTA - equity in earnings                328       275         245       583
                                      --------  --------    --------  --------
                                        61,845    15,117      78,807    30,449
Cost and expenses:
   Cost of sales - coal                 (9,298)   (8,832)    (19,494)  (20,007)
   Depreciation, depletion
     and amortization                     (631)     (232)     (1,237)     (829)
   Selling and administrative           (1,627)   (1,437)     (3,038)   (2,792)
   Heritage costs                       (3,953)   (1,793)     (8,104)   (2,198)
   Pension benefit                          52       100         105     1,000
   Doubtful account recoveries             115        30         228       927
                                      --------  --------    --------  --------
                                       (15,342)  (12,164)    (31,540)  (23,899)

Operating income                        46,503     2,953      47,267     6,550

Other income (expense):
   Gains on sales of assets                 51       830         187        67
   Interest expense                        (40)      (64)        (95)     (209)
   Minority interest                      (193)     (227)       (510)     (559)
   Other income                           (100)       99       1,456        48
                                      --------  --------    --------  --------
Income from continuing operations
  before reorganization items and
  income taxes                          46,221     3,591      48,305     5,897

  Reorganization legal and
    consulting fees                       (776)   (1,152)     (1,435)   (1,902)
  Reorganization interest income           691       327       1,328       651
                                      --------  --------    --------  --------
Income from continuing operations       46,136     2,766      48,198     4,646
Discontinued operations                      -    (3,320)          -    (3,841)
                                      --------  --------    --------  --------
Cumulative effect of change
  in accounting principle               (9,876)        -      (9,876)        -
                                      --------  --------    --------  --------
Net income (loss)                       36,260      (554)     38,322       805

Less preferred stock dividends
  (in arrears)                          (1,222)   (1,222)     (2,444)   (2,444)
                                      --------  --------    --------  --------
Net income (loss) applicable to
  common shareholders                 $ 35,038  $ (1,776)   $ 35,878  $ (1,639)
                                      ========  ========    ========  ========
Net income (loss) per share
  applicable to common
  shareholders:
    Income from continuing operations $   6.45  $   0.22    $   6.57  $   0.31
    Loss from discontinued operations        -     (0.48)          -     (0.55)
    Cumulative effect of change in
      accounting principle               (1.42)        -       (1.42)        -
                                      --------  --------    --------  --------
                                      $   5.03     (0.26)       5.15     (0.24)
                                      ========  ========    ========  ========
Weighted average number of
  common shares outstanding              6,965     6,965       6,965     6,965
                                      ========  ========    ========  ========

See accompanying notes to condensed consolidated financial statements.

<PAGE 4>

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Consolidated Statements of Cash Flows

                                                                (Unaudited)
Six Months Ended June 30,                                     1998        1997
------------------------------------------------------------------------------
                                                               (in thousands)
Cash flows from operating activities:
Net income                                                $ 38,322    $    805
Adjustments to reconcile net income to net
  cash provided by operating activities:
      (Gain) on disposition of assets                         (187)        (67)
      Equity earnings from independent power projects      (55,419)     (8,250)
      Cash received from independent power projects         33,136       6,802
      Equity earnings from DTA                                (245)       (583)
      Cash generated by DTA                                  1,298       2,501
      Cash contributions to DTA                             (1,066)     (1,687)
      Depreciation, depletion and amortization               1,237         829
      Minority interest in WRI's income                        510         559
      Cumulative effect of change in accounting principle    9,876           -
      Impairment and loss on disposition of
        discontinued operations                                  -       3,582
 Changes in working capital accounts:
      Accounts receivable                                   14,411       1,373
      Other current assets                                    (268)          -
      Prepaid pension cost                                    (105)          -
      Accounts payable and accrued expenses                 (1,300)      3,287
      Workers' compensation bond                             1,428           -
      Excess of trust assets over pneumoconiosis obligations    50           -
      Reclamation costs                                        (96)        180
      Other                                                   (126)     (1,084)
                                                          --------    --------
Net cash provided by operating activities
  before reorganization items                               41,456       8,247
                                                          --------    --------
Changes in reorganization items:
      Trade and other liabilities subject to compromise      5,253       1,458
      Liabilities not subject to compromise                    603           -
                                                          --------    --------
Net change in reorganization items                           5,856       1,458
                                                          --------    --------
Net cash provided by operating activities                   47,312       9,705
                                                          --------    --------
Cash flows from investing activities:
   Fixed asset  additions                                     (125)        (15)
   Net proceeds from sales of assets                           196       1,733
                                                          --------    --------
Net cash provided by investing activities                       71       1,718
                                                          --------    --------
Cash flows used in financing activities
   Repayment of long-term debt                                 (47)        (36)
                                                          --------    --------

Net increase in cash and cash equivalents                   47,336      11,387
Cash and cash equivalents, beginning of period              30,664       8,791
                                                          --------    --------
Cash and cash equivalents, end of period                  $ 78,000    $ 20,178
                                                          ========    ========
Supplemental disclosures of cash flow information:

Cash paid during the period for interest                  $     27    $     31

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

Chapter 11 Reorganization Proceedings

On December 23, 1996 ("Petition Date"), Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company (the "Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. The Debtor Corporations are in possession of their respective properties and assets and are operating as debtors in possession pursuant to provisions of the Bankruptcy Code. On April 15, 1998, the Debtor Corporations submitted an amended joint plan of reorganization and disclosure statement for Bankruptcy Court review. The original joint plan of reorganization and disclosure statement had been filed on February 2, 1998. On April 15, 1998, the 1974 UMWA Pension Plan, the 1992 UMWA Benefit Plan and the UMWA Combined Fund ("the Funds") also filed an amended plan of reorganization and disclosure statement. Their original plan of reorganization and disclosure statement had been filed on February 2, 1998.

As discussed further below, by order dated June 11, 1998, the Bankruptcy Court determined among other things that the 1992 UMWA Benefit Plan holds a pre-petition, unsecured claim against the Debtor Corporations in the amount of $146,103,383. As a result of this determination, which rendered the Debtor Corporations' amended joint plan of reorganization unconfirmable absent a change in circumstances, the Bankruptcy Court deemed that such plan was withdrawn. Thereafter, pursuant to an order entered on June 12, 1998, the Bankruptcy Court determined that the disclosure statement accompanying the Funds' amended plan of reorganization subject to certain additional amendments was adequate in accordance with the provisions of Bankruptcy Code section 1125, and scheduled a hearing on confirmation of that plan for August 25, 1998. It is unclear, in view of the developments described below, whether the Funds will proceed to seek confirmation of their plan of reorganization or that such plan can be confirmed and the Debtor Corporations believe the Funds' Plan cannot be confirmed. The Debtor Corporations intend to continue to vigorously oppose confirmation of the Funds' plan.

<PAGE 6>
On June 25, 1998, the Supreme Court decided Eastern Enterprises v. Apfel, ____ U.S. _____, 1998 U.S. Lexis 4213 (June 25, 1998)
("Eastern"). In Eastern, the Supreme Court held that a critical portion of the beneficiary assignment scheme of the Coal Industry Retiree Health Benefit Act of 1992 ("the Coal Act") was unconstitutional as applied to the employer in that case. The employer in Eastern was assigned approximately 1000 beneficiaries under Section 9706(a)(3) of the Coal Act, by virtue of its status as the former employer of those retired miners at some time prior to 1978. As a result of these assignments, Eastern became obligated to pay annual premiums to the UMWA Combined Benefit Fund ("the Combined Fund") for each of these individuals, pursuant to Section 9704 of the Coal Act. Eastern sued to protest these assignments, claiming that the retroactive application of the Coal Act violated the Due Process and Takings Clauses of the Fifth Amendment. Four justices of the Supreme Court concluded that application of the Combined Fund assignment scheme to Eastern was barred by the Takings Clause. A fifth Justice concurred in the result, concluding that the Coal Act, as applied to Eastern, was so arbitrary so as to violate the Due Process Clause. Four justices dissented on a variety of grounds. As a result of the Court's decision in Eastern, it is unclear whether, and to what extent, the Coal Act may constitutionally be applied against the Debtor Corporations in these cases. Among the legal issues left open by the Court's decision in Eastern are: 1) in light of the Court's analysis and conclusion, is it constitutionally permissible under the Due Process and Takings Clauses to impose Coal Act liability on the four subsidiary Debtor Corporations; and 2) apart from that, whether the remaining provisions of the Coal Act funding scheme are constitutionally valid. These issues are expected to be litigated in the Debtors' Chapter 11 cases, as well as in other Coal Act cases in other courts. However, if these Chapter 11 cases are dismissed, these issues may be litigated in another forum. One of the arguments made by the Company in challenge to the Coal Act is that the assessments by the Funds are impermissible "direct taxes" in contravention of Article I, Section 9, clause 4 of the United States Constitution. This argument is bolstered by the Court's ruling in Sunnyside.

On July 9, 1998, the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") decided United Mine Workers of America 1992 Benefit Plan v. Rushton (In re Sunnyside), Case No. 97-1276 ("Sunnyside"). In Sunnyside, the Tenth Circuit held that the premium assessments of the 1992 UMWA Benefit Plan at issue in that case are taxes entitled to administrative priority under Bankruptcy Code section 503(b)(1)(B). Although the Debtor Corporations previously contended that the facts in Sunnyside are distinguishable, the Tenth Circuit's broad decision would appear to dictate that the postpetition assessments of the 1992 UMWA Benefit Plan (and the Combined Fund ) are entitled to administrative priority in their Chapter 11 cases. As a result, on July 28, 1998, the Debtor Corporations filed a motion before the United States District Court of Colorado ("District Court") moving to reverse the Bankruptcy Court's September 5, 1997 order (as further described below) which held that the claims of the 1992 UMWA Benefit Plan were general unsecured prepetition claims. The Debtor Corporations believe that Combined Fund claims should also be accorded tax status under the analysis set forth in Sunnyside. While this affords the Funds' claims administrative priority in bankruptcy, it prohibits the estimation and acceleration of their future claims. For this reason, among others, the Debtor Corporations believe that the Funds' plan of reorganization is not confirmable.

On July 28, 1998, the Debtor Corporations also filed a motion ("Dismissal Motion") before the Bankruptcy Court to dismiss these Chapter 11 cases based upon the foregoing substantial changes in law, the improvement in their financial condition and their belief that dismissal will benefit all creditors and shareholders. As a condition to dismissal, the Debtor Corporations have proposed to: (i) pay in full all undisputed claims, including the assessments of the 1992 UMWA Benefit Plan and the UMWA Combined Benefit Plan through the effective date of dismissal ("Dismissal Date"); (ii) provide such security as is required by section 9712 (d)(1)(C) of the Coal Act; (iii) pay all future premiums assessed by the 1992 UMWA Benefit Plan and the Combined Fund on an ongoing basis as and when due; and (iv) not pay dividends to preferred or common shareholders based on funds on hand or earnings prior to the Dismissal Date and only to pay dividends in the future if and to the extent that the Debtor Corporations have earnings which would permit the payment of such dividends under applicable Delaware law. Westmoreland Coal will also continue to maintain its individual employee plan ("IEP") for the benefit of retirees under the 1993 collective bargaining agreement between Westmoreland Coal and the UMWA even beyond the expiration of that agreement in August of 1998, until and unless a forum of competent jurisdiction determines that it is not required to do so. The
Dismissal Motion states that the Debtor Corporations have reserved their right to contest the constitutionality of the Coal Act and/or to seek to recover any payments made to the 1992 UMWA Benefit Plan or the Combined Fund in any appropriate forum.

<PAGE 7>
On June 29, 1998, the Office of the United States Trustee granted certain shareholders' request to appoint an Official Equity Holders' Committee ("Equity Committee") pursuant to Bankruptcy Code section 1102(a)(1). The Equity Committee has retained counsel and its own financial advisor. On July 28, 1998, the Equity Committee filed a motion ("Conversion Motion") before the Bankruptcy Court to convert the Debtor Corporations' cases to Chapter 7, contending that pursuant to Sunnyside, liquidation of the Company would maximize recovery for shareholders since the Funds' allowable claims would be limited to those accruing during the bankruptcy and that the Funds' amended plan of reorganization is not confirmable. Although the Debtor Corporations agree with the Equity Committee on the latter point, the Debtor Corporations believe that dismissal of the Chapter 11 cases is preferable to conversion, is in the best interest of the creditors and the estate, and should allow for the preservation and creation of value for shareholders, including utilization of the Company's $224 million net operating tax losses ("NOLs").

The deadline to object to the Dismissal Motion and the Conversion
Motion is August 19, 1998. A hearing on these motions has been scheduled for August 25, 1998.

The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all of the possible consequences of the ongoing Chapter 11 reorganization cases. Specifically, the consolidated financial statements do not present the amount which might ultimately be paid to settle or satisfy liabilities and contingencies which may be allowed in the Chapter 11 reorganization cases or the effect of any changes which may be made in connection with the Debtor Corporations' capitalization or operations resulting from a plan of reorganization, conversion or dismissal of the cases. The Company believes that different assumptions and methodologies other than generally accepted accounting principles will be used by the Bankruptcy Court to determine the amount paid to settle liabilities and contingencies that will be allowed in the Chapter 11 reorganization. Costs incurred related to the reorganization were $1,435,000 and $1,902,000 for the six months ended June 30, 1998 and 1997, respectively.

Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings or after conversion or dismissal of the Chapter 11 cases. The Funds' proposed amended plan of reorganization, would, if confirmed, eliminate all interests of existing shareholders for no consideration.

<PAGE 8>
Liabilities Subject to Compromise

The filing of the Chapter 11 cases by the Debtor Corporations (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all prepetition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date. In accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization under the Bankruptcy Code") liabilities subject to compromise are segregated from those that are not in the accompanying balance sheet. The following table sets forth the liabilities of the Company that are subject to compromise as of June 30, 1998 and December 31, 1997:

                                         June 30,     December 31,
                                             1998             1997
       -----------------------------------------------------------
       Trade and other liabilities    $ 6,874,000      $ 7,035,000
       Long-term debt                   1,607,000        1,607,000
       1974 UMWA Pension Plan          13,800,000       13,800,000
       Workers' compensation           22,813,000       24,341,000
       1992 UMWA Benefit Plan          46,646,000       40,469,000
       1993 Wage Agreement Plan        32,859,000       32,067,000
       UMWA Combined Benefit Fund               -                -
       Salaried Plan                   12,040,000       12,175,000
       SERP                             1,281,000        1,173,000
       -----------------------------------------------------------
            Total                    $137,920,000     $132,667,000
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

In determining future benefit obligations for purposes of preparing financial statements in accordance with generally accepted accounting principles and the related disclosures, certain assumptions and methodologies must be used with respect to some actuarial factors.
For others, there is a range of actuarial assumptions that would be considered reasonable. While the Company believes that the assumptions used in estimating the present value of these liabilities for future benefits fall within this acceptable range, there are other reasonable assumptions which, if used, would reduce those estimates.

The presentation of liabilities subject to compromise set forth above is required by generally accepted account principles. Under applicable bankruptcy law, and for purposes of the Debtor Corporations' reorganization proceeding, the liabilities subject to compromise may differ in amount from the amount set forth above. Assessing the size of the Debtor Corporations' liabilities under applicable bankruptcy law and for purposes of the reorganization proceeding is complicated by the Bankruptcy Court's June 11,1998 decision, which is discussed in more detail below and which the Debtor Corporations have appealed, and by the Tenth Circuit's decision in the Sunnyside case, which conflicts with the Bankruptcy Court's June 11, 1998 decision and a prior decision of the Bankruptcy Court. The following discussion addresses the Company's estimates of the liabilities subject to compromise for purposes of the bankruptcy proceeding and relevant decisions of the Bankruptcy Court and the Tenth Circuit.

<PAGE 9>
As discussed below, by order dated June 11, 1998, the Bankruptcy Court determined among other things that the 1992 UMWA Benefit Plan holds a prepetition, unsecured claim in the amount of $146,103,383. The Debtor Corporations believe that the Bankruptcy Court erred in this determination and has appealed the Bankruptcy Court's order. However, as a result of the Tenth Circuit's recent decision in Sunnyside, the Debtor Corporations believe that (i) the postpetition assessments of the UMWA 1992 Benefit Plan are entitled to administrative priority status under Bankruptcy Code section 503(b)(1)(B), (ii) any claims of the 1992 UMWA Benefit Plan can only be allowed against the Debtor Corporations as assessed on an annual basis, and (iii) the UMWA 1992 Benefit Plan does not hold claims against the Debtor Corporations for the present value of future premium assessments. As a result, the Debtor Corporations believe that any claims of the UMWA 1992 Benefit Plan for future assessments are not allowable or enforceable under the Bankruptcy Code. The Debtor Corporations believe that the same is true with respect to the claims of the Combined Fund The Bankruptcy Court's June 11, 1998 order presupposed that the 1992 UMWA Benefit Plan held general unsecured claims in these cases which could be estimated and treated in bankruptcy. The Debtor Corporations believe that after Sunnyside, this premise is no longer valid. Accordingly, the Debtor Corporations do not believe that the Bankruptcy Court's June 11, 1998 determination regarding the amount of the 1992 UMWA Benefit Plan's unsecured claim can serve as the basis for a confirmable plan of reorganization or other disposition of these cases.

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

The Company maintains that withdrawal did not occur until the completion of certain reclamation work at the Company's Virginia Division, which was performed by UMWA represented employees. It is now completed and these individuals were laid off in July, 1998. Accordingly, the Company believes that the withdrawal liability will be determined using an asset valuation date of June 30, 1998, in accordance with the provisions of MPPA. The 1974 UMWA Pension Plan has not provided the Company with an updated actuarial estimate of the withdrawal liability calculated as of June 30, 1998. Accordingly, the amount of the liability subject to compromise at June 30, 1998 reflects the actuarial estimate of the withdrawal liability calculated as of June 30, 1996.

The 1974 UMWA Pension Plan and its Trustees have filed a total of ten proofs of claim asserting, as against each of the Debtor Corporations:
(i) an administrative priority claim in the amount of $13,775,912, based upon an assessment of withdrawal liability under MPPA; and (ii) an administrative priority claim in the amount of $64,398, which allegedly is subject to the protections of Bankruptcy Code section 1113. The Debtor Corporations previously filed objections before the Bankruptcy Court with respect to each of these claims disputing them in their entirety. Prior to its ruling on the claims of the UMWA 1992 Benefit Plan, the Bankruptcy Court had scheduled a hearing to consider the Company's objections. In view of that ruling, but prior to the Sunnyside and Eastern rulings, the Debtor Corporations entered into a stipulation with the 1974 UMWA Pension Plan which was approved by the Bankruptcy Court providing that (i) the Debtor Corporations withdrew without prejudice their objections, provided that if the Debtor Corporations refiled objections to these claims, the Debtor Corporations would provide the 1974 UMWA Pension Plan at least three
(3) business days' notice in writing, (ii) pending resolution of the appeal from the June 11, 1998 order of the Bankruptcy Court determining the amount of the claims of the 1992 UMWA Benefit Plan, the Debtor Corporations waived the right to oppose confirmation of the Funds' plan of reorganization or to seek a continuance of the hearing on confirmation of such plan based upon the fact that the amount of these claims had not yet been determined, (iii) during such pendency, and solely for the purpose of the hearing on confirmation of the Funds' amended plan of reorganization (and for no other purpose) the Debtor Corporations waived the right to prosecute any objection to the Funds' plan of reorganization based upon the contention that these claims might be reduced to less than $13,800,000, (iv) the Debtor Corporations reserved the right to oppose confirmation of the Funds' amended plan of reorganization and/or to seek a continuance of the confirmation hearing or a stay pending appeal of any confirmation order on any ground not expressly waived, and (v) certain other terms and conditions as more particularly set forth in such stipulation.

<PAGE 10>
In the event the Dismissal Motion is granted, and the claims at issue are not resolved prior thereto, the Debtor Corporations intend to litigate the issues presented by the above-referenced proof of claims in arbitration proceedings, pursuant to the terms of MPPA. In the event that any withdrawal liability assessment is finally determined by a court or other tribunal, MPPA provides for that assessment to be paid according to the payout schedule described in 29 U.S.C. Section 1399. The Debtors Corporations estimate that, pursuant to this provision, payout of any withdrawal liability assessment would be amortized over approximately 9 years.

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

A number of proofs of claim have been filed in the Chapter 11 case in connection with this liability, including: (i) the state of West Virginia has filed an unsecured priority claim in the amount of $55,314,265; (ii) the Commonwealth of Virginia has filed a secured claim in the amount of $7,000,000 and an unsecured priority claim in the amount of $10,000,000; (iii) Travelers Casualty & Surety, formerly known as the Aetna Casualty & Surety Company, member of Travelers Group, has filed a secured claim in the amount of $7,015,255 and an unsecured non-priority claim in the amount of $19,720,988; (iv) Safeco Insurance Company of America has filed an unsecured non-priority claim in the amount of $11,452,473 and (v) Federal Insurance Company has filed an unsecured non-priority claim in an unliquidated amount. The Company currently is evaluating these proofs of claim. The Company believes that certain of these claims relate to the same underlying liability and therefore are duplicative, and that other claims are overstated and should be disallowed, at least in part. The Funds have filed objections to the claims of the State of West Virginia and the Commonwealth of Virginia, which objections have not yet been determined by the Bankruptcy Court.

1992 UMWA Benefit Plan. Until shortly before the Petition Date, the Company provided health care benefits under its individual employer plan for beneficiaries (and their dependents) who were age- and service-eligible to receive benefits under the Coal Industry Retiree Health Benefits Act ("Coal Act") as of February 1, 1993, and who retired before October 1, 1994. Prepetition, the Company ceased providing such benefits. The Company maintains that prior to the Petition Date, the 1992 Plan became obligated to provide health care coverage for such beneficiaries and their dependents. Following the Petition Date, the Trustees of the UMWA 1992 Benefit Plan ("1992 Plan") commenced an adversary proceeding against the Company requesting that the Bankruptcy Court: (a) enter a permanent injunction requiring the Company to "reinstate" its individual employer plan for those beneficiaries who were eligible and were receiving benefits under the individual employer plan as of February 1, 1993 and who retired before October 1, 1994, and their dependents; (b) enter a declaratory judgment that the pre-funding premiums and monthly per-beneficiary premiums that arise under the Coal Act constitute "taxes" and administrative liabilities of the estate; and (c) enter an injunction requiring all of the Debtor Corporations to pay these pre-funding premiums and monthly per-beneficiary premiums to the 1992 Plan as and when statements are submitted by the Trustees. The Company filed answers and counterclaims in the Bankruptcy Court vigorously opposing this requested relief.

<PAGE 11>
The Trustees of the 1992 Plan filed a motion with the Bankruptcy Court requesting that the Bankruptcy Court enter summary judgment in its favor with respect to substantially all of the relief requested in the above-referenced adversary proceeding. The Company filed pleadings in the Bankruptcy Court opposing this motion. The Bankruptcy Court held a hearing on May 8, 1997 and took the matter under advisement. On September 5, 1997, the Bankruptcy Court held that the 1992 Plan's claims related to Westmoreland's liability to pay for health benefits and the 1992 Plan's claims for pre-funding premiums were prepetition claims, not entitled to administrative priority. The Bankruptcy Court also held that Westmoreland was not required to reinstate its IEP because doing so would effectively elevate the 1992 Plan's claims above those of other unsecured creditors.

The Bankruptcy Court designated the order on the summary judgment motion as final, thereby allowing an immediate appeal and the 1992 Plan appealed. Thereafter, on June 1, 2 and 3, 1998, a trial was held before the Bankruptcy Court on the remaining issues, comprised of the Company's other defenses and counterclaims, not resolved by the summary judgment ruling. The Company moved to dismiss without prejudice certain counterclaims previously asserted by the Company in the adversary proceeding alleging that the 1992 Plan received a prepetition preference and alleging that the terms of the prepetition Pledge Agreement were ambiguous. This motion was granted. In addition, the Company augmented the counterclaims to assert that if the 1992 Plan was correct in contending that the 1992 Plan premiums should be deemed "taxes," then those provisions of the Coal Act mandating the payment of such premiums constituted an unconstitutional direct tax that is not apportioned among the states, in violation of the Direct Tax Clause of Article I of the United States Constitution.

By order dated June 11, 1998, the Bankruptcy Court held that the 1992 Plan holds a prepetition, unsecured claim in the amount of $146,103,383 and overruled the Company's constitutional challenges to the 1992 Plan's claims. Thereafter, the Company appealed from the Bankruptcy Court's order asserting that the Bankruptcy Court erred in its determination. The Company did not appeal from that portion of the Bankruptcy Court's order disallowing various "secured claims" filed by the 1992 Plan in the amount of $20,870,000. The District Court denied the Company's request to expedite this appeal, which is still pending. For the reasons discussed below, the Company does not believe that the Bankruptcy Court's June 11, 1998 determination regarding the amount of the 1992 UMWA Benefit Plan's unsecured claim can serve as the basis for a confirmable plan of reorganization or other disposition of these Chapter 11 cases, in view of the Tenth Circuit's decision in Sunnyside.

The Company previously maintained that all claims of the 1992 Plan arising under the Coal Act were incurred by the Company before the Petition Date and constituted prepetition liabilities subject to compromise. As a result of the Tenth Circuit's decision in Sunnyside, the Company now believes that (i) the postpetition assessments of the 1992 Plan are entitled to administrative priority status under Bankruptcy Code section 503(b)(1)(B), (ii) any claims of the 1992 Plan can only be allowed against the Debtor Corporations when they are assessed on an annual basis, and (iii) the 1992 Plan does not hold general unsecured claims against the Company for the present value of future premium assessments. As a result, the Debtor Corporations believe that any claims of the 1992 Plan for future assessments are not allowable or enforceable. On July 28, 1998, the Company filed a motion before the District Court moving to reverse the Bankruptcy Court's September 5, 1997 order determining that the claims of the 1992 UMWA Benefit Plan are not entitled to priority in these Chapter 11 cases.

<PAGE 12>
The Debtor Corporations estimate the present value of the Debtor Corporations obligations to the 1992 Plan is approximately $120,583,000, not including any reduction attributable to implementation of the managed care and cost containment provisions required by the Coal Act. The liability recorded at June, 30, 1998 of $46,646,000, represents the aggregate amount of the liability, less the unamortized transition obligation of $59,632,000 and the unrecognized net loss of $14,305,000 at that date. The Debtor Corporations believe that for bankruptcy purposes the total amount of $120,583,000 represents the present value of the liability subject to compromise at June 30, 1998. By order dated June 11, 1998, the Bankruptcy Court determined among other things that the 1992 Plan holds a prepetition, unsecured claim in the amount of $146,103,383. The Debtor Corporations believe that the Bankruptcy Court erred in this determination, and has appealed the Bankruptcy Court's order. However, the Debtor Corporations believe that as a result of the Tenth Circuit's decision in Sunnyside, the 1992 Plan can only assert claims premiums actually assessed on an annual basis and that the balance of the 1992 Plan's claims must be disallowed. The Bankruptcy Court's June 11, 1998 order presupposed that the 1992 UMWA Benefit Plan held general unsecured claims in these bankruptcy cases which could be estimated and treated in bankruptcy. The Debtor Corporations believe that after Sunnyside, this premise is no longer valid. Moreover, the Debtor Corporations believe that, as a result of the Supreme Court's decision in Eastern and the real possibility of further amendments to the Coal Act in the near term, the actual amount of the Debtor Corporations future liabilities to the 1992 Plan may be for less than the amount determined by the Bankruptcy Court and that the claims of the Combined Fund may be substantially reduced as well. Accordingly, the Debtor Corporations do not believe that the Bankruptcy Court's June 11, 1998 determination regarding the amount of the 1992 Plan's unsecured claim can serve as the basis for a confirmable plan of reorganization or other disposition of these Chapter 11 cases.

1993 Wage Agreement Plan. The 1993 Wage Agreement between Westmoreland Coal Company and the UMWA required the Company to establish and provide health care benefits under an individual employer plan for age and service eligible employees (and their dependents) who retired during the term of the 1993 Wage Agreement. The UMWA 1993 Benefit Plan ("the 1993 Benefit Plan") is a multiemployer benefit plan providing health care benefits to specified beneficiaries entitled to such benefits under a UMWA Wage Agreement where such benefits are not provided by former employers through individual employer plans. The Company's liabilities under the 1993 Wage Agreement, whether provided under the Company's individual employer plan or by the 1993 Benefit Plan, are shown as subject to compromise, by virtue of the provisions of Bankruptcy Code section 1113, which authorizes the rejection of collective bargaining agreements. The Company maintains that any obligation of the Company to provide benefits under the 1993 Wage Agreement pursuant to its individual employer plan or to make contributions to the 1993 Plan extended only through the scheduled expiration of the 1993 Wage Agreement. As discussed below, the Company previously filed an adversary proceeding before the Bankruptcy Court, requesting, among other things, a determination that the Company's position is correct.

The Company estimates that the present value of the Company's alleged obligations under the 1993 Wage Agreement, if its liability extends beyond the expiration of the 1993 Wage Agreement (which the Company denies), determined in accordance with generally accepted accounting principles, is approximately $34,210,000, not including any reduction attributable to implementation of managed care and cost containment efforts. The liability recorded at June 30, 1998 of $32,859,000, represents the aggregate amount of such a liability, less the unrecognized net loss of $1,351,000 at that date. The Company believes that for bankruptcy purposes the total of these amounts represents the present value of the liability subject to compromise at June 30, 1998.

<PAGE 13>
The UMWA has filed a proof of claim against the Debtor Corporations, asserting an unsecured non-priority claim in the amount of $62,189,106. The proof of claim allegedly seeks to recover the estimated costs of providing medical benefits for life of former Westmoreland employees and their dependents who retired during the term of the 1993 Wage Agreement and for those who were laid off and reach age 55 following expiration of the 1993 Wage Agreement. The Company believes this claim covers only the period of time following expiration of the 1993 Wage Agreement on August 1, 1998. The Debtor Corporations have filed objections to this proof of claim on the ground that none of the Debtor Corporations has liability under the 1993 Wage Agreement after August 1, 1998. In addition, the Debtor Corporations asserted counterclaims against the UMWA and the 1993 Benefit Plan. In their counterclaims, the Debtor Corporations seek a declaration (i) that Westmoreland's obligations to provide medical benefits for certain of its recent retirees and to make contributions to the 1993 Benefit Plan were established by and expire with the 1993 Wage Agreement (ii) that Westmoreland's subsidiaries are not liable for any obligations created by the 1993 Wage Agreement; and (iii) that the 1993 Benefit Plan was established to provide medical benefits to retirees who no longer receive benefits from their former employer, and is therefore the proper entity required to provide medical benefits to Westmoreland's recent retirees after expiration of the 1993 Wage Agreement. The 1993 Benefit Plan sought and received an order dismissing the counterclaims against it. The counterclaim against the UMWA remains. The Bankruptcy Court denied the Debtor Corporations' motion for summary judgment on this counterclaim which may now be tried before another judge in the Bankruptcy Court.

On July 28, 1998, the Bankruptcy Court presiding over this matter decided to take no further action on this matter, pending resolution of the Dismissal Motion, the Conversion Motion, and the Funds' pending plan of reorganization.

UMWA Combined Benefit Fund. ("Combined Fund") The Combined Fund is a multiemployer plan established by the Coal Act for purposes of providing health care benefits to beneficiaries, and their dependents, who were age- and service-eligible as of July 20, 1992 under the 1950 UMWA Benefit Plan or the 1974 UMWA Benefit Plan. Prior to the Petition Date, the Debtor Corporations ceased making payments to the Combined Fund. The Debtor Corporations previously maintained that any liability of the Debtor Corporations to the Combined Fund arose and was incurred prepetition and constituted a prepetition liability subject to compromise. As discussed above, however, as a result of the Tenth Circuit's decision in Sunnyside, the Debtor Corporations no longer contend that the postpetition assessments of the Combined Benefit Plan arose and were incurred prepetition. Rather, the Debtor Corporations have advised the Bankruptcy Court that to the extent the Combined Fund claims are otherwise allowed and enforceable, any postpetition assessments of the Combined Fund are entitled to administrative priority. However, the Debtor Corporations have raised constitutional challenges to the Combined Fund claims. The Debtor Corporations have requested that absent dismissal of these Chapter 11 cases, the Bankruptcy Court rule on those constitutional challenges. Alternatively, if these Chapter 11 cases are dismissed, the Debtor Corporations expect to assert the constitutional challenges in another appropriate forum. The Bankruptcy Court has not yet ruled on the Debtor Corporations request.

<PAGE 14>
The Combined Fund previously filed two proofs of claim asserting liability against all of the Debtor Corporations based upon alleged "tax assessments" and liabilities arising under the Coal Act: (i) an unsecured non-priority claims in the amount of $63,554,715 plus unliquidated "secured and priority" claims; and (ii) an unsecured non-priority claim in the amount of $8,583,175 plus unliquidated "secured and priority" claims. The Debtor Corporations filed objections to these claims. Thereafter, pursuant to a stipulation entered into between the Combined Benefit Fund and the Debtor Corporations and approved by the Bankruptcy Court, the Debtor Corporations withdrew those objections without prejudice. Based upon the Tenth Circuit's decision in Sunnyside, however, the Debtor Corporations do not believe that the Combined Benefit Fund holds any allowed unsecured claims based upon the present value of future premium assessments.

Proofs of Claims. The nature of the Chapter 11 cases is to have all claims against and interests in the Company resolved. In September, 1997 the Bankruptcy Court set December 1, 1997 as the deadline for non-employee/retiree creditors of the Debtor Corporations to file proofs of claim and interests. Accordingly, on September 30, 1997, the Company's Claims Administrator sent claim forms to potential creditors, and other parties in interest. The Company's estimate of liabilities subject to compromise is subject to change based upon the Company's review of the proofs of claim that were timely filed.

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

<PAGE 15>
On August 1, 1996, FERC entered its decision in the Southampton case. FERC determined that the Partnership's request for reconsideration should be treated as timely filed, but that the Southampton facility was not in complete compliance with the QF requirements for 1992.
FERC ordered Southampton to comply with Section 205 for the Federal Power Act ("FPA"), and file, for FERC's review, rates for calendar year 1992 for wholesale power sales to Virginia Power. Otherwise, the Southampton project remains exempt from regulation under the Public Utility Holding Company Act ("PUHCA"), utility laws of Virginia and the other provisions of the FPA. In August 1996, the Partnership filed a motion seeking clarification of the August 1, 1996 order. The Partnership also filed an additional request for rehearing. On May 13, 1998 the FERC entered an Order clarifying its August 1, 1996 decision in the Southampton case. While affirming the requirement to make a refund to Virginia Power, the FERC ruled that Virginia Power must compensate Southampton for every hour in which the unit was available for dispatch, but not actually dispatched.

The ultimate resolution of this matter cannot yet be determined. The FERC Order does not completely settle this matter. A Settlement Judge has been appointed by FERC to assist the parties in evaluating and negotiating any potential refund to Virginia Power. The parties continue to discuss the matter and meet with the Settlement Judge. If the parties are unable to negotiate an acceptable refund, further FERC proceedings will be necessary. The ultimate amount of any refund cannot be determined at this time. The Partnership continues to evaluate its options.

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

From May 1994 through June 1998, Virginia Power withheld approximately $14,500,000 of these capacity payments during periods of forced outages. To date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, The ROVA Partnership filed a complaint against Virginia Power seeking damages of at least $5,700,000, contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the court granted this motion. The ROVA Partnership filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss the complaint. In November 1995, Virginia Power filed with the court a motion for summary judgment, and a hearing on the motion was held in early December 1995. In late January 1996, the court denied Virginia Power's motion for summary judgment. Virginia Power filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted Virginia Power's second summary judgment motion and effectively dismissed the complaint. The ROVA partnership appealed the Court's decision granting summary judgment to the Virginia Supreme Court. On June 6, 1997 the Virginia Supreme Court reversed the trial Court's decision to grant the customer's summary judgment motion and remanded the matter for trial. The case is set to be tried on October 26, 1998. Regardless of the outcome, the Company believes Roanoke Valley I will operate profitability and generate positive cash flows.

<PAGE 16>
Rensselaer - On June 30, 1998, LG&E - Westmoreland Rensselaer ("LWR"), completed the restructuring of the Rensselaer Project under the terms of the Master Restructuring Agreement. LWR received $157 million in cash as consideration for terminating its original Power Purchase Agreement. After satisfying project finance debt obligations and renegotiating project related contracts for fuel supply and transportation and steam supply, Westmoreland's share of the remaining consideration was approximately $30 million, which was subsequently received by WEI. The LWR Partnership also entered into a ten year transition power supply agreement with Niagara Mohawk Power Corporation and retained ownership of the plant.

3.   CAPITAL STOCK

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements of the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The fifteen quarterly dividends which are in arrears (dividend payment dates July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1,
1996, July 1, 1996, October 1, 1996, January 1, 1997, April 1, 1997,
July 1, 1997, October 1, 1997, January 1, 1998, April 1, 1998, and
July 1, 1998) amount to $18,328,000 in the aggregate ($31.88 per preferred share or $7.97 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are in arrears are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at June 30, 1998 of $66,715,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, the Company is prohibited from paying dividends, either common or preferred.


4.   ACCOUNTING CHANGE

During the second quarter of 1998, the Company changed its method of accounting for start up costs associated with several of its independent power projects owned by WEI. Under the provisions of AICPA Statement of Position 98-5, the Company is required to expense these costs as they are incurred. Previously, start up costs were capitalized and amortized over the life of the projects. The cumulative effect of the change in the method of accounting for start-up assets of $9,876,000 has been recorded in income.

<PAGE 17>
                                ITEM 2
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Material Changes in Financial Condition From
December 31, 1997 to June 30, 1998

Forward-Looking Disclaimer

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among such statements are comments regarding the Company's projected cash balance, the Company's projected earnings, the magnitude of future claims on the Company, the Company's ability to use its NOLs, and the Company's future prospects, condition, and value. In addition, the terms "anticipate," "believe," "estimate," "maintain," "intend," "may," "will," and "expect" and similar expressions, as they relate to the Debtor Corporations, are intended to identify forward-looking statements. These statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation the decisions of the Bankruptcy Court, general economic and competitive conditions, the completion of the sale of a significant asset and the ability to reinvest excess cash at an acceptable rate of return. Additional factors that could cause actual results to differ materially from those in the forward-looking statements, or that could contribute to such a difference, are identified in the Dismissal Motion filed by the Company on July 28, 1998.

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

The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all of the consequences of the ongoing Chapter 11 reorganization cases. Specifically, the consolidated financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization cases or the effect of any changes which may be made in connection with the Debtor Corporations' capitalization or operations resulting from a plan of reorganization, conversion or dismissal of the cases. The Company believes that different assumptions and methodologies other than generally accepted accounting principles will be used by the Bankruptcy Court to determine the amount paid to settle liabilities and contingencies that will be allowed in the Chapter 11 reorganization.

<PAGE 18>
Westmoreland has sought to structure a consensual plan of reorganization and in mid-April, 1997, the Company presented a settlement proposal to the Funds upon which a consensual plan of reorganization could be based. While the Company subsequently had discussions with and provided extensive backup information to the Funds' financial advisor, and was assured of a prompt reply, no response or counter proposal was received until October 14, 1997. On that date a meeting between representatives of the parties was held in Denver, Colorado during which the Funds presented an entirely different settlement approach to the Company. The Funds' proposal came after nearly two years' effort by Westmoreland and the submission of numerous proposals by the Company over that period. The Company rejected this opening proposal from the Funds, but attempted to use certain features of that proposal as a basis for further discussions with financial advisors to the Funds. These discussions continued until December 7, 1997 when, at a meeting between representatives of Westmoreland and representatives of the Funds, Westmoreland was advised that the financial advisors to the Funds had no authority to negotiate and that their statements did not reflect the views of counsel or the trustees of the Funds, who had not even been briefed on these discussions. The Funds' counsel demanded that any further negotiations be between counsel and solely pursuant to the exchange of formal written proposals. On January 7, 1998, Westmoreland made a further and written proposal to the Funds and two weeks later counsel to the Funds informed the Company that the proposal was unacceptable, declining to provide any explanation or analysis or whether any elements of the proposal might form the basis for further discussion. The Funds stated that further discussions were not likely to be fruitful and that the Funds intended to file their own plan of reorganization.

On February 2, 1998, the Debtor Corporations filed a plan of reorganization and on April 15, 1998, filed an amended, but substantially similar, plan of reorganization. On June 11, 1998 the Bankruptcy Court issued a ruling with respect to the allowed claims of the 1992 UMWA Benefit Plan. The Court allowed a claim for approximately $146,000,000 for certain liabilities under the Coal Act related to the Company's Individual Employer Plan. As a result of the Court ruling, the Company's plan of reorganization and disclosure statement were deemed withdrawn by the Court during a disclosure statement adequacy hearing held on June 11, 1998.

On February 2, 1998, the Funds filed a competing plan of reorganization (the "Funds' Plan"). An amended Funds' Plan was filed on April 15, 1998. Among other things, the Funds' Plan provides for the elimination of all preferred and common shareholder interests for no consideration. The Bankruptcy Court has set August 25, 1998 for confirmation hearings. The Company intends to vigorously oppose the Funds' Plan and contends that the Funds' Plan is unconfirmable.

On July 28, 1998, the Company and four subsidiaries filed a motion with the Bankruptcy Court to dismiss their Chapter 11 cases based on substantial changes in law that have resulted from recent court decisions in other cases and the significant improvement in the Company's financial condition.

On July 28, 1998 the Official Equity Holders' Committee filed a motion before the Bankruptcy Court to convert the Debtor Corporation's Cases to Chapter 7, contending that conversion would maximize the recovery for shareholders and that the Funds' amended plan of reorganization is not confirmable. The Debtor Corporations believe that dismissal of the Chapter 11 cases is preferable to conversion and should be granted by the Bankruptcy Court for the benefit of the creditors and to allow for the preservation and creation of value for the shareholders.

A hearing on the above described motions has been set for August 25, 1998.

Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position.

<PAGE 19>
Liquidity and Capital Resources

Cash provided by operating activities was $47,312,000 and $9,705,000 for the six months ended June 30, 1998 and 1997, respectively. The increase in cash provided by operations in 1998 compared to 1997 is mainly due to cash received from the Rensselaer restructuring at WEI and the termination of the salaried pension plan.

Cash provided by investing activities for the six months ended June 30, 1998 and 1997 was $76,000, and $1,718,000, respectively. The reduction in cash provided from investing activities in 1998 as compared to 1997 is a result of a decrease in proceeds from sales of assets in 1998.

Cash used in financing activities for the six months ended June 30, 1998 and 1997 totaled $47,000, and $36,000, respectively. Cash used in 1998 and 1997 related to the repayment of long-term debt.

Consolidated cash and cash equivalents at June 30, 1998 totaled $78,000,000. As a result of the Chapter 11 bankruptcy filings, the Company is not permitted to consolidate the individual subsidiary cash balances but continues to manage those balances on their behalf. As of June 30, 1998, the cash balances at the filed subsidiaries were:
Westmoreland Resources, Inc. ("WRI") - $15,225,000; Westmoreland Coal Sales Company - $359,000; Westmoreland Terminal Company - $1,298,000; and Westmoreland Energy, Inc. - $48,365,000. The cash balance for Westmoreland Coal Company was $12,753,000 at June 30, 1998. At December 31, 1997, cash and cash equivalents totaled $30,664,000 (including $11,378,000 at WRI). The Company's cash and cash equivalents are not restricted as to use or disposition under the normal course of business, except for the bankruptcy restrictions.
The cash at WRI, an 80%-owned subsidiary, is available to the Company only through dividends. Such dividends may not be paid while WRI's bankruptcy case is pending. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $5,238,000 at June 30, 1998 and $6,665,000 at December 31, 1997. The
amounts represent an interest-bearing cash deposit account, which collateralizes the Company's outstanding surety bonds for its workers compensation self-insurance programs. The decrease in restricted cash collateralizing Workers' Compensation surety bonds reflects amounts drawn in 1998 to pay claims pursuant to an approved order of the bankruptcy court, net of interest earned on the deposit.

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements entered into with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of the recognition of losses related to the idling of the Virginia division and the resulting shareholders' deficit. The fifteen quarterly dividends which are in arrears (those dividends whose payment dates would have been July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1,
1996, July 1, 1996, October 1, 1996, January 1, 1997, April 1, 1997,
July 1, 1997, October 1, 1997, January 1, 1998, April 1, 1998 and July 1, 1998) amount to $18,328,000 in the aggregate ($31.88 per preferred share or $7.97 per depositary share).

<PAGE 20>
There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits for the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at June 30, 1998 of $66,715,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, the Company is prohibited from paying dividends, either common or preferred.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997.

Revenues for the quarter ending June 30, 1998 were $61,845,000 compared to $15,117,000 for the quarter ending June 30, 1997. The increase is due to increased earnings at WEI's Rensselaer project as a result of the restructuring of its power purchase contract with Niagara Mohawk, increased sales volumes at WRI and increased earnings from other independent power projects.

Costs and expenses for the quarter ending June 30, 1998 were $15,342,000 compared to $12,164,000 for the quarter ending June 30, 1997. The majority of the increase is due to an increase in the accrual for costs associated with the 1992 Plan. In addition, sales volumes at WRI have increased slightly, increasing costs and expenses accordingly. The Company also revised its reserve estimates at WRI resulting in a decrease in the depletable reserve base and an increase in depletion expense.

Gains on the sales of assets were $51,000 during the quarter ending June 30, 1998, compared to $830,000 for the quarter ending June 30, 1997. The gains relate primarily to sales of various assets from the Company's idled Virginia Division.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30,
1997.

Revenues for the six months ending June 30, 1998 were $78,807,000 compared to $30,449,000 for the six months ending June 30, 1997. The increase is mainly due to increased earnings at WEI's Renssalaer project as a result of the restructuring of its power purchase contract with Niagara Mohawk and increased sales volumes at WRI.

Costs and expenses for the six months ending June 30, 1998 were $31,540,000 compared to $23,899,000 for the six months ending June 30, 1997. The majority of the increase is due to an increase in the
accrual for costs associated with the 1992 Plan.   In addition, sales
volumes at WRI have increased slightly, increasing costs and expenses accordingly. The Company also revised its reserve estimates at WRI resulting in a decrease in the depletable reserve base and an increase in depletion expense.

Gains on the sale of assets was $187,000 for the six months ended June 30, 1998 most of which related to the sales of various equipment from the idled Virginia Division. Gains on the sales of assets were $67,000 during the six months ending June 30, 1997, which was net of a loss of $1,609,000 related to the removal and final sale of a longwall mining machine at the idled Virginia Division. Cash proceeds of $3,200,000 were received from the sale of the longwall mining machine but were offset by $2,000,000 of costs to remove the machine, $1,500,000 of remaining book value, and $1,300,000 relating to the buy-out of the lease on the machine. Proceeds of $1,400,000 were received from the sale of various equipment from the idled Virginia Division in 1997, all of which was recorded as a gain.

<PAGE 21>
                      PART II - OTHER INFORMATION


                                ITEM 1
                           LEGAL PROCEEDINGS
----------------------------------------------------------------------
See Note 1 "Chapter 11 Reorganization Proceedings" of Notes to
Condensed Consolidated Financial Statements, which is incorporated by reference herein.


                                ITEM 6
                   EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------------------------------------
a)   Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - On April 15, 1998, the Company filed a report on Form 8-K where it announced its 1997 results and that it had filed an amended plan of reorganization and disclosure statement related to its Chapter 11 proceedings with the Bankruptcy Court.

     On July 29, 1998, the Company filed a report on Form 8-K announcing that it had filed a Motion to Dismiss the Chapter 11 cases with the Bankruptcy Court.



                              SIGNATURES
----------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 WESTMORELAND COAL COMPANY


Date:  08/13/98                  /s/ Robert J. Jaeger
                                 -------------------------------------
                                     Robert J. Jaeger
                                     Senior Vice President - Finance
                                     and Treasurer

                                 /s/ Larry W. Mikkola
                                 -------------------------------------
                                     Larry W. Mikkola
                                     Controller