Form 10-Q
period 1998-09-30
WESTMORELAND COAL CO
filed 1998-11-16
CIK 106455

FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  September 30, 1998

                               OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

    for the transition period from __________ to ___________

                     Commission File Number
                              0-752

                    WESTMORELAND COAL COMPANY
                    -------------------------
         (Debtor-in-Possession as of December 23, 1996)
         ----------------------------------------------
     (Exact name of registrant as specified in its charter)

          DELAWARE                                   23-1128670
          --------                                   ----------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)               Identification No.)

2 North Cascade Avenue, 14th Floor  Colorado Springs, Colorado  80903
---------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, area code       719-442-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                      Yes    X      No
                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1998:  6,965,328

<PAGE 2>

                   PART I - FINANCIAL INFORMATION

                               ITEM 1
                        FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Condensed Consolidated Balance Sheets

                                                           (Unaudited)
                                                     Sept. 30,      Dec. 31,
                                                       1998           1997
----------------------------------------------------------------------------
                                                          (in thousands)
<CAPTIONS>
Assets
Current assets:
   Cash and cash equivalents                          $ 87,154      $ 30,664
   Receivables:
       Trade                                             3,578         4,483
       Pension plan termination receivable, net            500        13,040
       Other                                             1,343         1,026
----------------------------------------------------------------------------
                                                         5,421        18,549
   Other current assets                                  1,040           402
----------------------------------------------------------------------------
       Total current assets                             93,615        49,615
----------------------------------------------------------------------------

Property, plant and equipment:
       Land and mineral rights                          10,990        11,684
       Plant and equipment                              92,724        94,265
----------------------------------------------------------------------------
                                                       103,714       105,949
       Less accumulated depreciation and depletion      69,128        70,262
----------------------------------------------------------------------------
                                                        34,586        35,687

Investment in independent power projects                60,945        54,152
Investment in Dominion Terminal Associates (DTA)        18,442        18,680
Workers' compensation bond                               4,822         6,665
Prepaid pension cost                                     3,509         3,528
Excess of trust assets over pneumoconiosis
  benefit obligation                                    11,650        11,700
Other assets                                             1,962         1,970
----------------------------------------------------------------------------
       Total Assets                                   $229,531      $181,997
============================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current installments of long-term debt             $     55      $     51
   Accounts payable and accrued expenses                 8,644         9,307
   Reorganization expenses                               2,389         1,645
   Reclamation costs                                       100           100
----------------------------------------------------------------------------
       Total current liabilities                        11,188        11,103
----------------------------------------------------------------------------

Liabilities subject to compromise                      140,985       132,667

Long-term debt                                             356           407
Accrual for reclamation costs                            3,046         3,182
Minority interest                                        6,941         6,245
Shareholders' equity                                    67,015        28,393
----------------------------------------------------------------------------
   Total Liabilities and Shareholders' Equity         $229,531      $181,997
============================================================================
See accompanying notes to condensed consolidated financial statements.

<PAGE 3>

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Consolidated Statements of Income

                                                       (Unaudited)
                                             Three Months        Nine Months
                                                Ended                Ended
                                             September 30,       September 30,
                                            1998      1997      1998      1997
------------------------------------------------------------------------------
                                          (in thousands except per share data)
Revenues:
   Coal                                 $ 11,383  $ 12,786  $ 34,526  $ 34,487
   Independent power -
     equity in earnings                    4,129     4,773    59,548    12,938
   DTA - equity in earnings (loss)           (27)      293       218       876
------------------------------------------------------------------------------
                                          15,485    17,852    94,292    48,301
Cost and expenses:
   Cost of sales - coal                    9,771    11,022    29,265    31,029
   Depreciation, depletion and
     amortization                            618       443     1,855     1,272
   Selling and administrative              1,640     1,649     4,678     4,441
   Heritage costs                          3,975         -    12,079     2,198
   Pension benefit                           (53)        -      (158)   (1,000)
   Doubtful account recoveries              (725)     (289)     (953)   (1,216)
------------------------------------------------------------------------------
                                          15,226    12,825    46,766    36,724
------------------------------------------------------------------------------
Operating income                             259     5,027    47,526    11,577

Other income (expense):
   Gains on sales of assets                  204       168       391       235
   Interest expense                          (48)      (59)     (143)     (268)
   Minority interest                        (186)     (331)     (696)     (890)
   Other income                              486       142     1,942       190
------------------------------------------------------------------------------
Income from continuing operations before
  reorganization items and income taxes      715     4,947    49,020    10,844

  Reorganization legal and
    consulting fees                       (1,321)     (971)   (2,756)   (2,873)
  Reorganization interest income           1,102       403     2,430     1,054
------------------------------------------------------------------------------
Income from continuing operations            496     4,379    48,694     9,025
Income taxes                                (197)        -      (197)        -
Discontinued operations                        -      (872)        -    (4,713)
------------------------------------------------------------------------------
Cumulative effect of change in
  accounting principle                         -         -    (9,876)        -
------------------------------------------------------------------------------
Net income                                   299     3,507    38,621     4,312

Less preferred stock dividends
  (in arrears)                            (1,222)   (1,222)   (3,666)   (3,666)
------------------------------------------------------------------------------
Net income (loss) applicable to
  common shareholders                   $   (923) $  2,285  $ 34,955  $    646
==============================================================================
Net income (loss) per share applicable
  to common shareholders:
    Income from continuing operations       (.13)      .46      6.44       .77
    Loss from discontinued operations          -      (.13)        -      (.68)
    Cumulative effect of change in
      accounting principle                     -         -     (1.42)        -
------------------------------------------------------------------------------
                                        $   (.13) $    .33  $   5.02  $    .09
==============================================================================
Weighted average number of
common shares outstanding                  6,965     6,965     6,965     6,965
==============================================================================

See accompanying notes to condensed consolidated financial statements.

<PAGE 4>

Westmoreland Coal Company and Subsidiaries
Debtor-in-Possession
Consolidated Statements of Cash Flows


                                                                 (Unaudited)
Nine Months Ended September 30,                                1998       1997
------------------------------------------------------------------------------
                                                               (in thousands)
Cash flows from operating activities:
Net income                                                 $ 38,621   $  4,312
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Gain on disposition of assets                            (391)      (235)
      Equity earnings from independent power projects       (59,548)   (13,341)
      Cash received from independent power projects          42,881     12,306
      Equity earnings from DTA                                 (218)      (876)
      Cash generated by DTA                                   1,926      3,673
      Cash contributions to DTA                              (1,515)    (2,127)
      Provision for reclamation, net of costs incurred         (136)       399
      Depreciation, depletion and amortization                1,855      1,272
      Minority interest in WRI's income                         696        890
      Cumulative effect of change in accounting principle     9,876          -
      Impairment and loss on disposition of
        discontinued operations                                   -      4,071
      Other                                                    (303)      (316)
   Changes in working capital accounts:
      Accounts receivable                                    13,128        275
      Other current assets                                     (638)         -
      Accounts payable and accrued expenses                    (663)     6,148
------------------------------------------------------------------------------
Net cash provided by operating activities before
  reorganization items                                       45,571     16,451
------------------------------------------------------------------------------
Changes in reorganization items:
      Trade and other liabilities subject to compromise       8,318        435
      Liabilities not subject to compromise                     744          -
------------------------------------------------------------------------------
Net change in reorganization items                            9,062        435
------------------------------------------------------------------------------
Net cash provided by operating activities                    54,633     16,886
------------------------------------------------------------------------------

Cash flows from investing activities:
   Fixed asset additions                                       (296)       (37)
   Workers' compensation bond                                 1,843          -
   Net proceeds from sales of assets                            357      2,067
------------------------------------------------------------------------------
Net cash provided by investing activities                     1,904      2,030
------------------------------------------------------------------------------

Cash flows used in financing activities:
   Repayment of long-term debt                                  (47)      (126)
------------------------------------------------------------------------------

Net increase in cash and cash equivalents                    56,490     18,790
Cash and cash equivalents, beginning of period               30,664      8,791
------------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $ 87,154   $ 27,581
==============================================================================

Supplemental disclosures of cash flow information:

Cash paid during the period for interest                   $     27   $     31

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

1. NATURE OF OPERATIONS

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

Chapter 11 Reorganization Proceedings

On December 23, 1996 ("Petition Date"), Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company (the "Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado (the "Chapter 11 Cases"). The Debtor Corporations are in possession of their respective properties and assets and are operating as debtors in possession pursuant to provisions of the Bankruptcy Code. During the Chapter 11 Cases, the Debtor Corporations engaged in litigation with the 1992 UMWA Benefit Plan (the "1992 Plan"), the UMWA Combined Benefit Fund (the "Combined Fund") and the 1974 UMWA Pension Plan (the "1974 Plan") (sometimes collectively referred to as the "Funds") as well as the UMWA regarding various matters. With respect to the 1992 Plan and the Combined Fund, the key issues in dispute were
(i) whether the postpetition assessments of the 1992 Plan and the Combined Fund under the Coal Industry Retirement Health Benefits Act of 1992 (the "Coal Act") are entitled to administrative priority in the Chapter 11 Cases; (ii) if the 1992 Plan's and the Combined Fund's claims are not entitled to administrative priority but instead constitute general unsecured non-priority claims, what is the allowed amount of those claims for bankruptcy purposes; and (iii) whether the claims and assessments of the 1992 Plan and the Combined Fund violate the United States Constitution. The Debtor Corporations and the 1992 Plan also disputed whether the Company could be compelled to "reinstate" its individual employer plan (the "IEP") for those beneficiaries who were eligible and were receiving benefits under the IEP as of February 1, 1993 and who retired before October 1, 1994, and their dependents. With respect to the UMWA the key issue was the effect of the expiration of the 1993 Collective Bargaining Agreement on the Company's obligation to provide health care benefits to the participants.

During the Chapter 11 Cases, pursuant to an order entered on September 5, 1997, the Bankruptcy Court ruled that the 1992 Plan's claims were not entitled to administrative priority but instead constituted general unsecured non-priority claims, and that the 1992 Plan could not compel reinstatement of the IEP. Thereafter, by order dated June 11, 1998, the Bankruptcy Court determined, among other things, that the 1992 Plan held a prepetition general unsecured claim against the Debtor Corporations in the amount of $146,103,383.

During the Chapter 11 Cases, both the Debtor Corporations and the Funds filed plans of reorganization (the "Competing Plans").
Each Competing Plan was premised upon the treatment of the 1992 Plan's and Combined Fund's claims as general unsecured non-priority claims. After the Bankruptcy Court issued the above-noted ruling regarding the amount of the 1992 Plan's general unsecured claim, the Bankruptcy Court deemed the Debtor Corporations' Competing Plan withdrawn as unconfirmable absent a change in law or circumstances.

<PAGE 6>
On July 9, 1998, the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") decided UMWA 1992 Plan v. Rushton (In re Sunnyside), 146 F.3d 1273 (10th Cir. 1998) ("Sunnyside"). In Sunnyside, the Tenth Circuit held that the premium assessments for the 1992 Plan at issue in that case are taxes entitled to administrative priority in bankruptcy. Although the Debtor Corporations previously contended that the facts in Sunnyside were distinguishable from the facts in the Debtor Corporations' case, the Tenth Circuit's broad decision appeared to dictate that the postpetition assessments of the 1992 Plan (and the Combined
Fund) are entitled to administrative priority in the Chapter 11 Cases to the extent allowed. As a result, on July 28, 1998, the Debtor Corporations filed a motion before the United States District Court of Colorado (the "District Court"), moving to reverse the Bankruptcy Court's September 5, 1997 order which held that the claims of the 1992 Plan were general unsecured prepetition claims. The District Court granted the Debtor Corporation's motion, thereby reversing the Bankruptcy Court's September 5, 1997 ruling with respect to the priority of the 1992 Plan's assessments but otherwise vacating and remanding back to the Bankruptcy Court the remaining aspects of the Bankruptcy Court's rulings involving the 1992 Plan. Thereafter, the Funds advised the Bankruptcy Court that the Funds had withdrawn their Competing Plan.

On July 28, 1998, the Debtor Corporations filed a motion ("Dismissal Motion") before the Bankruptcy Court to dismiss these Chapter 11 Cases based upon the foregoing substantial changes in law, the improvement in their financial condition and their belief that dismissal will benefit all creditors and shareholders. As a condition to dismissal, the Debtor Corporations proposed to: (i) pay in full all undisputed claims, including the assessments of the 1992 Plan and the Combined Fund through the effective date of dismissal ("Dismissal Date");
(ii) provide such security as is required by section 9712
(d)(1)(C) of the Coal Act; (iii) pay all future premiums assessed by the 1992 Plan and the Combined Fund on an ongoing basis as and when due; and (iv) not pay dividends to preferred or common shareholders based on funds on hand or earnings prior to the Dismissal Date and only to pay dividends in the future if and to the extent that the Debtor Corporations have current earnings which would permit the payment of such dividends under applicable Delaware law. Westmoreland Coal also proposed to continue to maintain its individual employee plan ("IEP") for the benefit of retirees under the 1993 collective bargaining agreement between Westmoreland Coal and the UMWA even beyond the expiration of that agreement in August of 1998, unless and until a forum of competent jurisdiction determined that it was not required to do so. The Dismissal Motion stated that the Debtor Corporations reserved their right to contest the constitutionality of the Coal Act and/or to seek to recover any payments made to the 1992 Plan or the Combined Fund in any appropriate forum. The Equity Committee (see below) and the Funds opposed this motion.

On June 29, 1998, the Office of the United States Trustee granted certain shareholders' request to appoint an Official Equity Holders' Committee ("Equity Committee") pursuant to Bankruptcy Code section 1102(a)(1). The Equity Committee retained its own counsel and financial advisor. On July 28, 1998, the Equity Committee filed a motion ("Conversion Motion") before the Bankruptcy Court to convert the Debtor Corporations' cases to Chapter 7, contending that pursuant to Sunnyside, liquidation of the Company would maximize recovery for shareholders since the Funds' allowable claims would be limited to those accruing during the bankruptcy and that the Funds' amended plan of reorganization is not confirmable. The Debtor Corporations opposed the Conversion Motion, as did the Funds.

On October 15, 1998, the Debtor Corporations announced the terms of an overall Settlement Agreement with the 1992 Plan, the Combined Fund, the 1974 Plan, the United Mine Workers of America ("UMWA") and the Equity Committee for the resolution of the Chapter 11 Cases. The agreement was announced and read into the record during scheduled hearings on the Dismissal Motion and the Conversion Motion, and following such announcement the hearings were recessed.

<PAGE 7>
The key terms of the Settlement Agreement may be generally summarized as follows:

  - All undisputed creditor claims will be paid in full, in cash, with interest, and the Company will continue to satisfy its other ongoing obligations.

  - All Coal Act arrearages will be paid in full, with interest.

  - The Company will reinstate its Individual Employer Plan within 60 days of the effective date of a dismissal.

  - The Company will pay future 1992 Plan and Combined Fund payments.

  - Obligations to the 1974 Pension Trust will be determined through arbitration as provided by law.

  - The Company will post security to the 1992 Plan as required under the Coal Act, and in addition, will provide a $12 million secured contingency note which will be payable only in the event the Company does not meet its Coal Act obligations, or fails to meet certain financial tests.

  - The Company will hold a special meeting of shareholders no later than March 31, 1999. Shareholders will be invited to submit nominees for the Board of Directors and proposals for consideration at that meeting. (The Company has not held a meeting of shareholders while in bankruptcy).

  - Provided that the pending sale of a certain asset occurs, Westmoreland will make a public tender for no less than 1 million shares of its outstanding preferred stock, at a price per share to be determined by the Equity Committee, for a total consideration of $20 million. The tender shall occur in the first quarter of 1999, or as soon thereafter as is practicable, following the date of the asset sale.

  - The Company will not initiate litigation to challenge the Coal Act, and in addition, will not voluntarily seek the protection of the Bankruptcy Court for a period of 5 years.

The financial statements do not reflect all of the effects of the Settlement Agreement. Accordingly, additional costs will be recorded, the amount of which could range from $25-$30 million including interest. The total amount of interest will be dependent on the payment date following dismissal.

On October 30, 1998, the Debtor Corporations, the Funds, and the Equity Committee filed a joint motion with the Bankruptcy Court, setting forth the outline of a procedure for dismissal of the Chapter 11 Cases combined with the entry of "consent judgments" in connection with certain of the pending litigation. At the hearing held before the Bankruptcy Court on November 10, 1998, the Bankruptcy Court approved the proposed procedure. The parties intend that the Debtor Corporations will file motions requesting approval of the consent judgments on or around November 18, 1998. Notices of the filing of these motions will be mailed to creditors as directed by the Bankruptcy Court, and depending upon the resolution of any objections filed with the Bankruptcy court, dismissal of the Chapter 11 Cases should occur in late December 1998 or early 1999.

The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all of the possible consequences of the Chapter 11 Cases. Specifically, the consolidated financial statements do not present the amount which might ultimately be paid to settle or satisfy liabilities and contingencies which may be allowed in the Chapter 11 Cases or the effect of any changes which may be made in connection with the Debtor Corporations' capitalization or operations resulting from a plan of reorganization, conversion or dismissal of the cases. The Company believes that different assumptions and methodologies other than generally accepted accounting principles will be used by the Bankruptcy Court to determine the amount paid to settle liabilities and contingencies that will be allowed in a Chapter 11 reorganization. Costs incurred related to the reorganization were $2,756,000 and $2,873,000 for the nine months ended September 30, 1998 and 1997, respectively.

<PAGE 8>
Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings or after conversion or dismissal of the Chapter 11 Cases.

Liabilities Subject to Compromise

The filing of the Chapter 11 Cases by the Debtor Corporations (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all prepetition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date. In accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization under the Bankruptcy Code") liabilities subject to compromise are segregated from those that are not in the accompanying balance sheet. The following table sets forth the liabilities of the Company that are subject to compromise as of September 30, 1998 and December 31, 1997:


                                        September 30,    December 31,
                                                 1998            1997
       --------------------------------------------------------------
       Trade and other liabilities       $  6,898,000    $  7,035,000
       Long-term debt                       1,607,000       1,607,000
       1974 UMWA Pension Plan              13,800,000      13,800,000
       Workers' compensation               22,348,000      24,341,000
       1992 UMWA Benefit Plan              49,734,000      40,469,000
       1993 Wage Agreement Plan            33,229,000      32,067,000
       UMWA Combined Benefit Fund                   -               -
       Salaried Plan                       12,034,000      12,175,000
       SERP                                 1,335,000       1,173,000
       --------------------------------------------------------------
            Total                        $140,985,000    $132,667,000
       ==============================================================

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

<PAGE 9>
The presentation of liabilities subject to compromise set forth above is required by generally accepted accounting principles. Under applicable bankruptcy law, and for purposes of the Debtor Corporations' reorganization proceeding, the liabilities subject to compromise may differ in amount from the amount set forth above. The following discussion addresses the Company's estimates of the liabilities subject to compromise for purposes of the bankruptcy proceeding and relevant decisions of the Bankruptcy Court and the Tenth Circuit.

As discussed below, by order dated June 11, 1998, the Bankruptcy Court determined among other things that the 1992 UMWA Benefit Plan holds a prepetition, unsecured claim in the amount of $146,103,383. The Debtor Corporations believe that the Bankruptcy Court erred in this determination and has appealed the Bankruptcy Court's order. However, as a result of the Tenth Circuit's recent decision in Sunnyside, and the District Courts' decision reversing the Bankruptcy Court's September 5, 1997 priority ruling, the Debtor Corporations believe that (i) the postpetition assessments of the UMWA 1992 Benefit Plan are entitled to administrative priority status under Bankruptcy Code section 503(b)(1)(B) to the extent allowed, (ii) any claims of the 1992 UMWA Benefit Plan can only be allowed against the Debtor Corporations as assessed on an annual basis, and (iii) the UMWA 1992 Benefit Plan does not hold claims against the Debtor Corporations for the present value of future premium assessments. As a result, the Debtor Corporations believe that any claims of the UMWA 1992 Benefit Plan for future assessments are not allowable or enforceable under the Bankruptcy Code. The Debtor Corporations believe that the same is true with respect to the claims of the Combined Fund.

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

The Company maintains that withdrawal did not occur until the completion of certain reclamation work at the Company's Virginia Division, which was performed by UMWA represented employees. It is now completed and these individuals were laid off in July, 1998. Accordingly, the Company believes that the withdrawal liability will be determined using an asset valuation date of June 30, 1998, in accordance with the provisions of MPPA. The 1974 UMWA Pension Plan has not provided the Company with an updated actuarial estimate of the withdrawal liability calculated as of June 30, 1998. Accordingly, the amount of the liability subject to compromise at September 30, 1998 reflects the actuarial estimate of the withdrawal liability calculated as of June 30, 1996.

The 1974 UMWA Pension Plan and its Trustees have filed a total of ten proofs of claim asserting, as against each of the Debtor
Corporations: (i) an administrative priority claim in the amount of $13,775,912, based upon an assessment of withdrawal liability under MPPA; and (ii) an administrative priority claim in the amount of $64,398, which allegedly is subject to the protections of Bankruptcy Code section 1113. The Debtor Corporations previously filed objections before the Bankruptcy Court with respect to each of these claims disputing them in their entirety. Pursuant to the Settlement Agreement, the parties thereto have agreed that the claims of the 1974 Plan will be determined through arbitration as provided by law, pursuant to the terms of MPPA. Also, on the effective date of the Settlement Agreement, the Company will pay the 1974 Plan all past monthly MPPA interim installments that would have come due if the Chapter 11 Cases had not been pending and the Company had commenced arbitration concerning the 1974 Plan's withdrawal liability claim. The Company will continue to make interim payments, as and when due, and will pursue its rights under the MPPA.

<PAGE 10>
Workers' Compensation Benefits. The Company maintains that to the extent workers' compensation benefits pertain to matters and transactions arising prior to the Petition Date, such liabilities constitute liabilities subject to compromise. The Company believes that substantially all of its liability for workers' compensation benefits arose and was incurred prepetition and constitute prepetition claims.

A number of proofs of claim have been filed in the Chapter 11 Cases in connection with this liability, including: (i) the state of West Virginia has filed an unsecured priority claim in the amount of $55,314,265; (ii) the Commonwealth of Virginia has filed a secured claim in the amount of $7,000,000 and an unsecured priority claim in the amount of $10,000,000; (iii) Travelers Casualty & Surety, formerly known as the Aetna Casualty & Surety Company, member of Travelers Group, has filed a secured claim in the amount of $7,015,255 and an unsecured non-priority claim in the amount of $19,720,988; (iv) Safeco Insurance Company of America has filed an unsecured non-priority claim in the amount of $11,452,473 and (v) Federal Insurance Company has filed an unsecured non-priority claim in an unliquidated amount. The Company currently is evaluating these proofs of claim. The Company believes that certain of these claims relate to the same underlying liability and therefore are duplicative, and that other claims are overstated and should be disallowed, at least in part. The Funds have filed objections to the claims of the State of West Virginia and the Commonwealth of Virginia, which objections have not yet been determined by the Bankruptcy Court. Pursuant to an agreement announced on the record on October 15, 1998, in conjunction with dismissal of the Chapter 11 Cases, the Company has agreed to procure an additional bond to cover the Company's workers' compensation liabilities to the Commonwealth of Virginia in the amount of $7,500,000 plus the remaining amount of the bond previously posted by Travelers Casualty & Surety, formerly known as Aetna Casualty & Surety Company, member of Travelers Group, in respect of such workers' compensation liabilities. Following the hearing on October 15, 1998, the Commonwealth of Virginia made certain demands upon the Company in connection with the agreement announced on the record. The Company disagrees with these demands and intends to proceed with the agreement announced on the record on October 15, 1998.

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

<PAGE 11>
By order dated June 11, 1998, the Bankruptcy Court held that the 1992 Plan holds a prepetition, unsecured claim in the amount of $146,103,383 and overruled the Company's constitutional challenges to the 1992 Plan's claims. Thereafter, the Company appealed from the Bankruptcy Court's order asserting that the Bankruptcy Court erred in its determination. The Company did not appeal from that portion of the Bankruptcy Court's order disallowing various "secured claims" filed by the 1992 Plan in the amount of $20,870,000. Following the Tenth Circuit's decision in Sunnyside, the Company filed a motion before the District Court to reverse the Bankruptcy Court's September 5, 1997 order determining that the claims of the 1992 Plan are not entitled to priority in the Chapter 11 Cases. The District Court granted this motion and vacated and remanded back to the Bankruptcy Court the remaining disputes involving the 1992 Plan. As discussed above, pursuant to the Settlement Agreement, the Company has resolved the various disputes between the Company and the 1992 Plan with respect to its claims arising in the Chapter 11 Cases.

The Debtor Corporations estimate the present value of the Debtor Corporations obligations to the 1992 Plan is approximately $123,671,000, not including any reduction attributable to implementation of the managed care and cost containment provisions required by the Coal Act. The liability recorded at June, 30, 1998 of $49,734,000, represents the aggregate amount of the liability, less the unamortized transition obligation of $59,632,000 and the unrecognized net loss of $14,305,000 at that date. The Debtor Corporations believe that for bankruptcy purposes the total amount of $123,671,000 represents the present value of the liability subject to compromise at September 30, 1998. By order dated June 11, 1998, the Bankruptcy Court determined among other things that the 1992 Plan holds a
prepetition, unsecured claim in the amount of $146,103,383.   The
Debtor Corporations believe that the Bankruptcy Court erred in this determination which is now moot.

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

The Company estimates that the present value of the Company's alleged obligations under the 1993 Wage Agreement, if its liability extends beyond the expiration of the 1993 Wage Agreement (which the Company denies), determined in accordance with generally accepted accounting principles, is approximately $34,580,000, not including any reduction attributable to implementation of managed care and cost containment efforts. The liability recorded at September 30, 1998 of $33,229,000, represents the aggregate amount of such a liability, less the unrecognized net loss of $1,351,000 at that date. The Company believes that for bankruptcy purposes the total of these amounts represents the present value of the liability subject to compromise at September 30, 1998.

During the Chapter 11 Case, the Company commenced an adversary proceeding with respect to the Company's liability to provide benefits under the 1993 Plan. Pursuant to the Settlement Agreement, the Company has agreed, among other things, that: (i) for a period of five years from the effective date of the Settlement Agreement the Company will provide benefits pursuant to its individual and employer plan established under the 1993 Wage Agreement to its retirees and other beneficiaries entitled to benefits under the terms of such plan, including all such retirees and other beneficiaries who first became eligible for such benefits after August 1, 1998; (ii) the Company will not initiate any litigation against the UMWA or UMWA retirees contesting its obligation to provide such benefits for a period of five years from the effective date; (iii) at the expiration of such five year period, the company is free to initiate litigation contesting its obligation to continue to provide such benefits, and the Company will continue to provide such benefits after the expiration of the five year period until it obtains a ruling from a Court of competent jurisdiction that it is not obligated to provide such benefits; (iv) the UMWA will not use this agreement, the provision of benefits as provided in such agreement, or dismissal of the adversary proceeding as any evidence that the Company acknowledges any obligation to provide benefits, and will not assert as a defense any statue of limitations, latches, estoppel, or other equitable defense based on delay or actions taken pursuant to such agreement, in any litigation initiated after the five year period; (v) any disputes over the individual employer plan will be resolved by the Trustees of the UMWA Health & Retirement Funds as provided in the 1993 Wage Agreement; and
(vi) the above-referenced adversary proceeding will be dismissed without prejudice.

<PAGE 12>
UMWA Combined Benefit Fund. ("Combined Fund") The Combined Fund is a multiemployer plan established by the Coal Act for purposes of providing health care benefits to beneficiaries, and their dependents, who were age- and service-eligible as of July 20, 1992 under the 1950 UMWA Benefit Plan or the 1974 UMWA Benefit Plan. Prior to the Petition Date, the Debtor Corporations ceased making payments to the Combined Fund. The Debtor Corporations previously maintained that any liability of the Debtor Corporations to the Combined Fund arose and was incurred prepetition and constituted a prepetition liability subject to compromise. As discussed above, however, as a result of the Tenth Circuit's decision in Sunnyside and other developments in the Chapter 11 Cases, the Debtor Corporations no longer contend that the postpetition assessments of the Combined Benefit Plan arose and were incurred prepetition. Rather, the Debtor Corporations have advised the Bankruptcy Court that to the extent the Combined Fund claims are otherwise allowed and enforceable, any postpetition assessments of the Combined Fund are entitled to administrative priority. As discussed above, pursuant to the Settlement Agreement, the Company has resolved the various disputes with the Combined Fund regarding its claims arising in the Chapter 11 Cases.

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

Salaried Plan and SERP. The Company maintains that to the extent salaried retiree and SERP benefits pertain to matters and transactions arising prior to the Petition Date, such liabilities constitute liabilities subject to compromise. The Company believes that substantially all of its liability for salaried retiree and SERP benefits arose and was incurred prepetition and constitute prepetition claims. A number of proofs of claim have been filed in the Chapter 11 case in connection with these liabilities. The salaried plan and SERP were not affected by the Settlement Agreement discussed above. Those obligations will be satisfied as incurred.


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

<PAGE 13>
On July 7, 1994, the FERC issued an order (1) denying the application of the Southampton Partnership for a waiver of the FERC's QF operating standard in 1992 with respect to the Southampton Project and (2) directing the Southampton Partnership to show cause why it should not be required to file rate schedules with the FERC governing its 1992 electricity sales for resale to Virginia Power. In 1994 the Southampton Project established a reserve for the anticipated refund obligations relating to this issue. On August 9, 1994, the Southampton Partnership filed a request for rehearing of FERC's order or, alternatively, a motion for reconsideration.

On August 1, 1996, FERC entered its decision in the Southampton case. FERC determined that the Partnership's request for reconsideration should be treated as timely filed, but that the Southampton facility was not in complete compliance with the QF requirements for 1992. FERC ordered Southampton to comply with
Section 205 for the Federal Power Act ("FPA"), and file, for FERC's review, rates for calendar year 1992 for wholesale power sales to Virginia Power. Otherwise, the Southampton project remains exempt from regulation under the Public Utility Holding Company Act ("PUHCA"), utility laws of Virginia and the other provisions of the FPA. In August 1996, the Partnership filed a motion seeking clarification of the August 1, 1996 order. The Partnership also filed an additional request for rehearing. On May 13, 1998 the FERC entered an Order clarifying its August 1, 1996 decision in the Southampton case. While affirming the requirement to make a refund to Virginia Power, the FERC ruled that Virginia Power must compensate Southampton for every hour in which the unit was available for dispatch, but not actually dispatched. FERC appointed a settlement Judge to assist the parties in evaluating and negotiating a settlement.

The Southampton Partnership has reached agreement with Virginia
Power on settlement of the Southampton QF issue. The financial details of the settlement are as follows:

Part 1: For the years 1999 through 2001, the
        Partnership will pay to Virginia Power $1,000,000 per year, payable on March 31st of each year. The
        Partnership has the option of paying the entire
        $3,000,000, discounted at 6%, or $2,833,393, on
        March 31, 1999. The Partnership must exercise this option by December 31, 1998.

Part 2: For the years 2002 through 2008, the capacity payment payable by Virginia Power to the Southampton Partnership will be reduced by $0.66454/kW-Mo. This reduction will be on a monthly basis and equates to $500,000 per year.

Part 3: Virginia Power will be given the option to terminate (prior to its original expiration in 2017) the Power Purchase Agreement ("PPA"). Early termination would be effective January 1, 2009.
        Virginia Power must exercise this option by December 31, 2007. If Virginia Power does not elect to terminate the PPA, the Partnership will pay Virginia Power $500,000 per year until expiration of the PPA.

While the parties have reached an accord, the settlement must be approved by the FERC before it becomes final. Ultimate approval of the settlement is expected, although there can be no assurance that the settlement will be approved.

<PAGE 14>
ROVA I Project - WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership's principal customer, Virginia Power contracted to purchase the electricity generated by ROVA I, one of two units included in the ROVA partnership, under a long-term contract. In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of the provisions of the contract dealing with the payment of the capacity purchase price when the facility experiences a "forced outage" day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The ROVA Partnership believes that the customer is required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated allowed annual number. The customer asserts that it is not required to do so.

From May, 1994, through September, 1998, Virginia Power withheld approximately $14,500,000 of these capacity payments during periods of forced outages. To date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, The ROVA Partnership filed a complaint against Virginia Power seeking damages of at least $5,700,000, contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the court granted this motion. The ROVA Partnership filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss the complaint. In November 1995, Virginia Power filed with the court a motion for summary judgment, and a hearing on the motion was held in early December 1995. In late January 1996, the court denied Virginia Power's motion for summary judgment. Virginia Power filed a second summary judgment motion on March 1, 1996.
On March 18, 1996, the Court granted Virginia Power's second summary judgment motion and effectively dismissed the complaint. The ROVA Partnership appealed the Court's decision granting summary judgment to the Virginia Supreme Court. On June 6, 1997 the Virginia Supreme Court reversed the trial court's decision to grant the customer's summary judgment motion and remanded the matter for trial. The case was tried on October 26, 1998 and has been briefed. A decision from the trial court is expected by late November. Regardless of the outcome, the Company believes Roanoke Valley I will operate profitability and generate positive cash flows.

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


3.   CAPITAL STOCK

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements of the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The sixteen quarterly dividends which are in arrears (dividend payment dates July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1, 1996, January 1, 1997, April 1,
1997, July 1, 1997, October 1, 1997, January 1, 1998, April 1,
1998, July 1, 1998 and October 1, 1998) amount to $19,550,000 in the aggregate ($34.00 per preferred share or $8.31 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are in arrears are made current.

<PAGE 15>
There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or
(2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at September 30, 1998 of $67,015,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy
Code, the Company is prohibited from paying dividends, either common or preferred.

4.   ACCOUNTING CHANGE

During the second quarter of 1998, the Company changed its method of accounting for start up costs associated with several of its independent power projects owned by WEI. Under the provisions of AICPA Statement of Position 98-5, the Company is required to expense these costs as they are incurred. Previously, start up costs were capitalized and amortized over the life of the projects. The cumulative effect of the change in the method of accounting for start-up costs of $9,876,000 has been recorded in income.

5.   RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

<PAGE 16>
                              ITEM 2
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

Material Changes in Financial Condition From December 31, 1997 to
September 30, 1998

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

The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all of the consequences of the ongoing Chapter 11 reorganization cases. Specifically, the consolidated financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization cases or the effect of any changes which may be made in connection with the Debtor Corporations' capitalization or operations resulting from a plan of reorganization, conversion or dismissal of the cases. The Company believes that different assumptions and methodologies other than generally accepted accounting principles will be used by the Bankruptcy Court to determine the amount paid to settle liabilities and contingencies that will be allowed in a Chapter 11 reorganization.

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

<PAGE 17>
On February 2, 1998, the Funds filed a competing plan of reorganization (the "Funds' Plan"). An amended Funds' Plan was filed on April 15, 1998. Among other things, the Funds' Plan provided for the elimination of all preferred and common shareholder interests for no consideration. The Funds have since withdrawn their competing plan of reorganization.

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

On October 15, 1998 the Company reached a settlement agreement with the Funds, the United Mine Workers of America ("UMWA") and the Official Committee of Equity Security Holders ("Equity Committee") for the resolution of its chapter 11 case. The agreement, which provides terms for a consensual dismissal, was announced during scheduled hearings on Westmoreland's Motion to Dismiss and the Equity Committee's Motion to Convert to Chapter 7, and the hearings were subsequently recessed.

The key terms of the Settlement Agreement may be generally summarized as follows:

  - All undisputed creditor claims will be paid in full, in cash, with interest, and the Company will continue to satisfy its other ongoing obligations.

  - All Coal Act arrearages will be paid in full, with interest.

  - The Company will reinstate its Individual Employer Plan within 60 days of the effective date of a dismissal.

  - The Company will pay future 1992 Plan and Combined Fund payments.

  - Obligations to the 1974 Pension Trust will be determined through arbitration as provided by law.

  - The Company will post security to the 1992 Plan as required under the Coal Act, and in addition, will provide a $12 million secured contingency note which will be payable only in the event the Company does not meet its Coal Act obligations, or fails to meet certain financial tests.

  - The Company will hold a special meeting of shareholders no later than March 31, 1999. Shareholders will be invited to submit nominees for the Board of Directors and proposals for consideration at that meeting. (The Company has not held a meeting of shareholders while in bankruptcy).

  - Provided that the pending sale of a certain asset occurs, Westmoreland will make a public tender for no less than 1 million shares of its outstanding preferred stock, at a price per share to be determined by the Equity Committee, for a total consideration of $20 million. The tender shall occur in the first quarter of 1999, or as soon thereafter as is practicable, following the date of the asset sale.

<PAGE 18>
  - The Company will not initiate litigation to challenge the Coal Act, and in addition, will not voluntarily seek the protection of the Bankruptcy Court for a period of 5 years.

The Court gave the parties to the agreement until October 30, 1998 to decide whether to implement the agreement through a contractual arrangement to be executed upon dismissal or to file a consensual plan of reorganization. On October 30, 1998, the Debtor Corporations, the Funds, the UMWA, and the Equity Committee filed a joint motion with the Bankruptcy Court, setting forth the outline of a procedure for dismissal of the Chapter 11 Cases combined with the entry of "consent judgments" in connection with certain of the pending litigation. The parties intend that the Debtor Corporations will file motions requesting approval of the consent judgments on or around November 18, 1998. Notices of the filing of these motions will be mailed to creditors as directed by the Bankruptcy Court, and depending upon the resolution of any objections filed with the Bankruptcy court, dismissal of the Chapter 11 Cases should occur in late December 1998 or early 1999.

Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position.

Liquidity and Capital Resources

Cash provided by operating activities was $54,633,000 and $16,886,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase in cash provided by operations in 1998 compared to 1997 is mainly due to cash received from the Rensselaer restructuring and increased IPP distributions to WEI and the cash received upon the termination of the overfunded salaried pension plan. A replacement plan has been established.

Cash provided by investing activities for the nine months ended September 30, 1998 and 1997 was $1,904,000, and $2,030,000,
respectively. The reduction in cash provided from investing activities in 1998 as compared to 1997 is a result of a decrease in proceeds from sales of assets in 1998.

Cash used in financing activities for the nine months ended
September 30, 1998 and 1997 totaled $47,000, and $126,000,
respectively. Cash used in 1998 and 1997 related to the repayment of long-term debt.

Consolidated cash and cash equivalents at September 30, 1998 totaled $87,154,000. As a result of the Chapter 11 bankruptcy filings, the Company is not permitted to consolidate the individual subsidiary cash balances but continues to manage those balances on their behalf. As of September 30, 1998, the cash balances at the filed subsidiaries were: Westmoreland Resources, Inc. ("WRI") - $15,719,000; Westmoreland Coal Sales Company - $246,000; Westmoreland Terminal Company - $985,000; and Westmoreland Energy, Inc. - $57,970,000. The cash balance for Westmoreland Coal Company was $12,234,000 at September 30, 1998. At December 31, 1997, cash and cash equivalents totaled $30,664,000 (including $11,378,000 at WRI). The Company's cash and cash equivalents are not restricted as to use or disposition under the normal course of business, except for the bankruptcy restrictions. The cash at WRI, an 80%-owned subsidiary, is available to the Company only through dividends. Such dividends may not be paid while WRI's bankruptcy case is pending. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $4,822,000 at September 30, 1998 and $6,665,000 at December 31, 1997. The amounts represent an interest-bearing cash deposit account which collateralizes the Company's outstanding surety bonds for its workers compensation self-insurance programs. The decrease in restricted cash collateralizing Workers' Compensation surety bonds reflects amounts drawn in 1998 to pay claims pursuant to an approved order of the Bankruptcy Court, net of interest earned on the deposit.

<PAGE 19>
Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements entered into with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of the recognition of losses related to the idling of the Virginia division and the resulting shareholders' deficit. The sixteen quarterly dividends which are in arrears (those dividends whose payment dates would have been July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1, 1996, January 1,
1997, April 1, 1997, July 1, 1997, October 1, 1997, January 1,
1998, April 1, 1998 July 1, 1998 and October 1, 1998) amount to $19,550,000 in the aggregate ($34.00 per preferred share or $8.31 per depositary share).

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or
(2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits for the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at September 30 1998 of $67,015,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy
Code, the Company is prohibited from paying dividends, either common or preferred.

On October 9, 1998, WRI submitted to the Bankruptcy Court a motion for authority to expend funds for mining equipment. WRI and its mining contractor, Morrison-Knudsen ("M-K") have determined that a major component of the dragline commonly known as "the tub" has developed stress cracks and is at risk of total failure. The preliminary estimated cost to repair the tub could be up to $4,800,000. The replacement will take place once fabrication of the tub is completed in the first quarter of 1999. Because M-K is unwilling to pay for replacement of the tub, WRI had no alternative but to seek authority to accomplish the replacement using its own funds, while reserving all rights it has to require M-K to pay for the replacement. It is not expected that the repair will have a significant negative impact on WRI's results of operations.

Year 2000

The Year 2000 ("Y2K") problem concerns the inability of information and technology-based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. This could result in systems failures and miscalculations which could cause business disruptions.
Equipment that uses a date, such as computers and operating control systems, maybe affected. This includes equipment used by our customers and suppliers, as well as the Company's independent power projects.

Many of the Company's systems and related software are already Y2K compliant. The Company is actively reviewing all hardware and software associated with its computers, personal computers and client/servers, telecommunications and embedded systems found in equipment throughout its operations. This program consists of identifying and inventorying all software applications and systems, making required modifications, and testing. There are similar ongoing compliance programs at the Company's independent power projects.

<PAGE 20>
Based on information currently available, it is estimated that the costs to modify systems to achieve Y2K compliance will not exceed $125,000, none of which has been incurred through September 30, 1998.

The Company is also gathering information about the Y2K readiness of its independent power projects and of its customers and suppliers. Since it cannot be stated with certainty whether the Company's operations will be materially adversely affected by their compliance problems, the Company is developing contingency plans in order to minimize the negative impacts on the Company if they are not Y2K ready.

The goal is to have all critical Company systems Y2K compliant during the first half of 1999. This should allow time before December 31, 1999, to validate the system modifications and complete contingency plans for customers, suppliers and others who may not be Y2K compliant. While there can be no assurance that all such modifications and plans will be successful, the Company does not expect that any disruptions will have a material adverse effect on its overall financial position, results of operations, or liquidity.

The foregoing constitutes a "forward-looking statement" within the meaning of Section 27A of the Securities Act of 1933. It is based on management's current expectations, estimates and projections, which could ultimately prove to be inaccurate. Factors which could affect the Company's ability to be Y2K compliant by the end of 1999 include the failure of customers, suppliers, governmental entities and others to achieve compliance and the inaccuracy of certifications received from them.

RESULTS OF OPERATIONS
-----------------------------------------------------------------
Quarter Ended September 30, 1998 Compared to Quarter Ended
September 30, 1997.

Revenues for the quarter ending September 30, 1998 were $15,485,000 compared to $17,852,000 for the quarter ending
September 30, 1997. The decrease is due to decreased earnings at DTA as a result of a downturn in export steam coal sales and a slight decrease in sales volume at WRI.

Costs and expenses for the quarter ending September 30, 1998 were $15,226,000 compared to $12,825,000 for the quarter ending September 30, 1997. The majority of the increase is due to an increase in the accrual for costs associated with the 1992 Plan. The Company also revised its reserve estimates at WRI resulting in a decrease in the depletable reserve base and an increase in depletion expense.

Gains on the sales of assets were $204,000 during the quarter ending September 30, 1998, compared to $168,000 for the quarter ending September 30, 1997. The gains relate primarily to sales of various assets from the Company's idled Virginia Division.

Nine Months Ended September 30, 1998 Compared to Nine Months
Ended September 30, 1997.

Revenues for the nine months ending September 30, 1998 were $94,292,000 compared to $48,301,000 for the nine months ending September 30, 1997. The increase is mainly due to increased earnings at WEI's Renssalaer project as a result of the restructuring of its power purchase contract with Niagara Mohawk.

Costs and expenses for the nine months ending September 30, 1998 were $46,766,000 compared to $36,724,000 for the nine months ending September 30, 1997. The majority of the increase is due to an increase in the accrual for costs associated with the 1992 Plan. The Company also revised its reserve estimates at WRI resulting in a decrease in the depletable reserve base and an increase in depletion expense.

<PAGE 21>
Gains on the sale of assets was $391,000 for the nine months ended September 30, 1998 most of which related to the sales of various equipment from the idled Virginia Division. Gains on the sales of assets were $235,000 during the nine months ending September 30, 1997, which was net of a loss of $1,609,000 related to the removal and final sale of a longwall mining machine at the idled Virginia Division. Cash proceeds of $3,200,000 were received from the sale of the longwall mining machine but were offset by $2,000,000 of costs to remove the machine, $1,500,000 of remaining book value, and $1,300,000 relating to the buy-out of the lease on the machine. Proceeds of $1,400,000 were received from the sale of various equipment from the idled Virginia Division in 1997, all of which was recorded as a gain.

<PAGE 22>
                   PART II - OTHER INFORMATION

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


                             ITEM 6
                EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------------------------
a)   Exhibit 27 - Financial Data Schedule

b) On July 28, 1998 the Company filed a report on Form 8-K announcing that it had filed a motion with the U.S.
     Bankruptcy Court to dismiss its chapter 11 cases.

c) On October 15, 1998 the Company filed a report on Form 8-K announcing that it had reached a settlement with the Benefit
     Funds, the United Mine Workers of America, and the Equity
     Committee for the resolution of its chapter 11 cases.


                           SIGNATURES
-----------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WESTMORELAND COAL COMPANY


Date: 11/16/98                /s/ Robert J. Jaeger
                              ----------------------------------
                                  Robert J. Jaeger
                                  Senior Vice President -
                                  Finance and Treasurer

                              /s/ Larry W. Mikkola
                              ----------------------------------
                                  Larry W. Mikkola
                                  Controller