Form 10-K
period 1998-12-31
WESTMORELAND COAL CO
filed 1999-02-19
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

          [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         14th Floor, 2 North Cascade Avenue, Colorado Springs, CO 80903
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (719) 442-2600


          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF STOCK EXCHANGE
TITLE OF EACH CLASS                                          ON WHICH REGISTERED
-------------------                                       ----------------------
Common Stock, par value $2.50 per share
Depositary Shares, each representing a
   one-quarter share of Series A Convertible
   Exchangeable Preferred Stock
Preferred Stock Purchase Rights

           Securities registered pursuant to Section 12(g) of the Act:


                                                          NAME OF STOCK EXCHANGE
TITLE OF EACH CLASS                                          ON WHICH REGISTERED
--------------------                                      ----------------------
Series  A  Convertible  Exchangeable
Preferred Stock, par value $1.00 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                Yes  [X]     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                     [X]

The aggregate market value of voting stock held by non-affiliates as of February 1, 1999 is estimated to be $62,957,000.

There were 6,965,328 shares outstanding of the registrant's Common Stock, $2.50 Par Value (the registrant's only class of common stock), as of February 1, 1999.

There were 2,300,000 depository shares, each representing one quarter of a share of the registrant's Series A Convertible Exchangeable Preferred Stock, $1.00 par value per preferred share, outstanding as of February 1, 1999.

The following documents have been incorporated by reference into the parts of this Form 10-K (i.e. Part I, Part II, etc.) indicated in parentheses:

Definitive proxy statement to be filed on or about April 12, 1999.  (Part III)


                           WESTMORELAND COAL COMPANY
                                    Form 10-K
                                  annual report
                                Table of Contents
-------------------------------------------------------------------------------
Item                                                                        Page

                                     Part I

1      Business----------------------------------------------------------------1
2      Properties--------------------------------------------------------------8
3      Legal Proceedings-------------------------------------------------------9
4      Submission of Matters to a Vote of Security Holders--------------------11


                                     Part II

5      Market for Registrant's Common Equity and Related Stockholder Matters--13
6      Selected Financial Data------------------------------------------------15
7      Management's Discussion and Analysis of Financial Condition and
       Results of Operations--------------------------------------------------16
8      Financial Statements and Supplementary Data----------------------------26
9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure---------------------------------------------------70


                                    Part III

10     Directors and Executive Officers of the Registrant---------------------70
11     Executive Compensation-------------------------------------------------70
12     Security Ownership of Certain Beneficial Owners and Management---------70
13     Certain  Relationships and Related Transactions------------------------70


                                     Part IV

14     Exhibits, Financial Statement Schedule, and Reports on Form 8-K--------71


Signatures--------------------------------------------------------------------75

                                     PART I
--------------------------------------------------------------------------------


ITEM 1 - BUSINESS

The Company's principal activities are: (i) the production and sale of coal from the Powder River Basin in eastern Montana; (ii) the ownership of interests in cogeneration and other non-regulated independent power plants; and (iii) the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. Refer to Item 8 - Financial Statements and Supplementary Data for more information regarding the Company's operating segments.

On December 23, 1996, the Company and four of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. Upon the Company's motion, these cases were dismissed on December 23, 1998. These petitions and the dismissal are described more fully in Item 3 - Legal Proceedings.

COAL OPERATIONS

Coal Production

Westmoreland Resources, Inc. ("WRI"). WRI is owned 80% by the Company and 20% by Morrison Knudsen Corporation who also mines the coal on a contract basis. It operates one large surface mine on approximately 15,000 acres of subbituminous coal reserves in the Powder River Basin. WRI shipped 6,458,000 tons, 7,051,000 tons, and 4,668,000 tons of coal in 1998, 1997 and 1996, respectively. The Company received no dividends from WRI in 1998 and 1997 due to Bankruptcy Code restrictions regarding the payment of dividends. The Company received cash dividends from WRI of $2,222,000 in 1996. Transportation is arranged and charges are paid by WRI's customers.

Virginia Division. The Company's remaining Virginia Division operations, all of which are idled, include a preparation plant and a transloading facility. No tons were shipped from the Virginia Division during 1998. The Virginia Division shipped 8,000 tons and 553,000 tons of coal in 1997 and 1996, respectively, including coal produced by independent contractors and purchased coal. The Company idled the Virginia Division in 1995, has sold most of its assets, and is currently marketing the few remaining assets. Asset sales in 1998 resulted in proceeds, before selling costs, of approximately $511,000. Additional asset sales could result in further recoveries.

The following tables show, for each of the past five years, tons sold and revenues derived from Company and unaffiliated production as well as revenues from domestic and export activities. Included in Company Produced tonnages below are amounts purchased from non-Company properties, but processed through Company-owned facilities. No such tons have been purchased since 1996.

                                                  Coal Sales in Tons (tons in 000's)
------------------------------ ---------------------------- ---------------------------- ---------------------------
            Year                          Total                  Company Produced             Sold for Others
------------------------------ ---------------------------- ---------------------------- ---------------------------

            1998                           6,458                        6,458                           -
            1997                           7,059                        7,059                           -
            1996                           5,221                        4,668                         553
            1995                           7,063                        6,590                         473
            1994                          14,815                       12,031                       2,784
------------------------------ ---------------------------- ---------------------------- ---------------------------


                                                     Coal Revenues ($'s in 000's)
------------------------------ ---------------------------- ---------------------------- ---------------------------
            Year                          Total                  Company Produced             Sold for Others
------------------------------ ---------------------------- ---------------------------- ---------------------------
            1998                          44,010                       44,010                           -
            1997                          47,182                       47,182                           -
            1996                          44,152                       32,554                      11,598
            1995                         109,114                       92,992                      16,122
            1994                         370,166                      286,970                      83,196
------------------------------ ---------------------------- ---------------------------- ---------------------------


                                                     Coal Revenues ($'s in 000's)
------------------------------ ---------------------------- ---------------------------- ---------------------------
            Year                          Total                      Domestic                      Export
------------------------------ ---------------------------- ---------------------------- ---------------------------
            1998                          44,010                       44,010                           -
            1997                          47,182                       47,182                           -
            1996                          44,152                       44,152                           -
            1995                         109,114                      109,114                           -
            1994                         370,166                      340,489                      29,677
------------------------------ ---------------------------- ---------------------------- ---------------------------

Approximately 98% of the tonnage sold by the Company in 1998 was pursuant to contracts at WRI calling for deliveries over a period longer than one year ("long-term contracts"). The table below presents the amount of coal tonnage sold under long-term contracts for the last five years:

           -----------------------------------------------------------
                              Sales Under Long-Term
                             Contracts Tons (000s) %
           -----------------------------------------------------------
                        1998                          98%
                        1997                          97%
                        1996                          89%
                        1995                          60%
                        1994                          81%
           ------------------------------- ---------------------------

WRI's customers accounted for all of the Company's 1998 coal revenues and tons sold.

The following table presents total sales tonnage under existing long-term contracts for the next five years from the Company's mining operations (all from WRI):

          -------------------------------------------------------------
                          Projected Sales Tonnage Under
                       Existing Long-Term Contracts (000s)
          -------------------------------------------------------------
                        1999                            6,200
                        2000                            3,700
                        2001                            3,700
                        2002                            3,700
                        2003                            3,700
          -------------------------------- ----------------------------


In 1998, the three largest customers of the Company accounted for 93% of its coal revenues. Northern States Power, Otter Tail Power and Western Fuels Association accounted for 43%, 26% and 24%, respectively, of the Company's coal revenues. No other customer accounted for as much as 10% of the Company's 1998 coal revenues. The long-term contract with WRI's largest customer, Northern States Power, expires in 2005 and the long-term contract with Otter Tail Power expires at the end of 1999. The Company anticipates replacing sales as contracts expire with new contracts or spot sales.

WRI has also entered into an option agreement whereby it has agreed to sell up to an additional 200,000,000 tons of coal to Northern States Power. As compensation for granting the option, WRI receives 1 1/4 cents, payable quarterly (with applicable price adjustments) for each optioned ton. The option may be exercised at any time in whole or in part through December 31, 2005. If exercised, the sales price will be based on the market price at the time the option is exercised. WRI recorded income totaling $3,171,000, $3,128,000, and $3,067,000 during 1998, 1997 and 1996, respectively, relative to the option agreement. No coal has been delivered under the option agreement.

INDEPENDENT POWER OPERATIONS

Westmoreland Energy, Inc. ("WEI") owns and manages interests in independent power projects. WEI, through various subsidiaries, has interests in eight such power projects, all of which are currently operational. Each project has a single power purchaser and steam host. Refer to Note 5 of the Consolidated Financial Statements for additional information concerning WEI, including specific project operational statistics.

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

On June 30, 1998, LG&E - Westmoreland Rensselaer ("LWR"), completed the restructuring of the Rensselaer Project under the terms of a Master Restructuring Agreement with Niagara Mohawk. LWR received $157 million in cash as consideration for terminating its original Power Purchase Agreement. After satisfying project finance debt obligations and renegotiating project related contracts for fuel supply and transportation and steam supply, WEI's share of the remaining consideration was approximately $30 million, which was subsequently received. The LWR Partnership also entered into a ten year transition power supply agreement with Niagara Mohawk Power Corporation and retained ownership of the plant. LWR has recently been negotiating the sale of the remaining assets of the Rensselaer Project. The prospective purchaser would acquire the power plant, inventories, environmental permits, and the material operating contracts. The signing of a definitive purchase agreement could occur as early as late February, 1999, with closing soon thereafter.

TERMINAL OPERATIONS

Westmoreland Terminal Company, a wholly-owned subsidiary of the Company, owns a 20% interest in Dominion Terminal Associates ("DTA"), the owner of a coal storage and vessel-loading facility in Newport News, Virginia. DTA's annual throughput capacity is 22,000,000 tons, with a ground storage capacity of 1,700,000 tons. DTA loaded 11,511,000, 14,075,000, and 16,444,000 tons in 1998,
1997, and 1996, respectively. The Company's portion of these tons was 2,069,000, 2,682,000, and 3,278,000 in 1998, 1997, and 1996, respectively. Prior to 1995, the terminal was utilized by the Company for most of its coal exporting and intracoastal business. Presently, the Company leases ground storage space and vessel-loading capacity and facilities to others and provides related support services. Refer to Note 6 of the Consolidated Financial Statements for further information regarding DTA.

GENERAL

Employees and Labor Relations

The Company, including subsidiaries, directly employed 35 people on December 31, 1998, compared with 40 on December 31, 1997. Included in the 1997 figures were 4 employees represented by the United Mine Workers of America ("UMWA"). The Company had no UMWA employees at December 31, 1998.

The Independent Bituminous Coal Bargaining Alliance ("IBCBA"), an alliance of four coal companies, including Westmoreland Coal Company, was formed in 1992 to negotiate wage agreements with the UMWA which became effective on December 16, 1993 (the "1993 Agreement"). The 1993 Agreement expired on August 1, 1998. The Company is not a party to any subsequent wage agreement with the UMWA. See Note 10 to Consolidated Financial Statements for additional information regarding the 1993 Agreement. Competition

The coal industry is highly competitive and the Company competes (principally on price and quality of coal) with many other coal producers of all sizes. The Company's production accounted for less than 1% of coal production in the United States in 1998. Coal-fired generation was responsible for nearly 60% of all electricity generated within the United States in 1998.

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

The Company's independent power operations face substantial competition from utilities, unregulated affiliates of utility companies, affiliates of fuel and equipment suppliers and other independent developers.

Westmoreland Terminal Company is subject to competition from not only domestic providers of coal transloading services but from international competitors as well. A significant portion of the coal shipped from DTA is exported to foreign locations. Coal suppliers from Australia, South Africa, China, Indonesia and a number of other international suppliers provide similar services.

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

At both the national and state level, there is an ongoing debate about removing regulatory constraints and allowing competition and market forces to determine the price of electricity. Two separate proposed bills, calling for deregulation of the traditional utility monopolies, are pending in the U.S. Congress. In addition, various states, including Virginia and New York, are either studying or moving toward a deregulated electric generation and distribution market place. The direction this public debate will take and its ultimate outcome are at this time undefined. It seems likely, however, that there will be some deregulation, but the extent of the deregulation and the time at which such deregulation may become effective, is not yet predictable.

Protection of the Environment

Mining Operations. The Company believes its mining operations are in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company maintains compliance primarily through maintenance and monitoring activities. WRI has an agreement with its mining contractor, Morrison Knudsen Company, Inc. (which owns 20% of the stock of WRI), which determines the Company's maximum liability for reclamation costs associated with final mine closure. It calls for the Company to pay approximately $1,700,000 over a 15 year period which began in December 1990. All remaining liability is that of customers who are obligated to pay final reclamation costs under provisions of their respective coal sales contracts or Morrison Knudsen. In addition, per ton reclamation fees imposed by the Federal Surface Mining Control and Reclamation Act of 1977 (the "Surface Mining Act") amounted to approximately $2,241,000, $2,455,000 and $1,707,000 in 1998, 1997 and 1996, respectively. No reclamation fees were paid by the Virginia Division in 1998 because there was no production. Reclamation fees incurred at the Virginia Division amounted to $3,000, and $73,000, in 1997 and 1996, respectively.

The Commonwealth of Virginia, Division of Mined Land Reclamation ("DMLR"), has sent Westmoreland Coal Company a letter, dated February 12, 1999 stating that the permit for the Bullitt refuse area and slurry impoundment has expired for mining purposes and that only reclamation can be performed within the boundaries of the permit. Further, the DMLR has ordered Westmoreland to begin reclamation of the site by April 2, 1999, to complete reclamation of the site by December 15, 1999, and to submit completion reports by January 15, 2000. The estimated cost to comply with this directive has been accrued. The Company continues to explore the assignment of this property to third parties in connection with their possible mining and remining operations in this area.

The Company projects that charges for maintenance and monitoring activities to meet environmental requirements for remaining operations it continues to own will be minimal in 1999 due to the idle status of the Virginia Division operations. The reduction in these costs is largely due to the asset dispositions that have taken place since 1994 pursuant to which the buyers assumed reclamation and environmental liabilities. Future costs could change either to reflect the impact of new regulations or because presently unforeseeable conditions may be imposed on future mining permits.

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

In the event final reclamation is not performed in accordance with State and Federal regulations, the Company has $10,600,000 and $5,434,000 of reclamation bonds in place in Montana and Virginia, respectively, to assure compliance with all applicable regulations.

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

The 1990 Amendments allow utilities the freedom to choose the manner in which they will achieve compliance with the required emission standards, including switching to lower sulfur coal, scrubbing and using SO2 credit allowances. Other than possibly Otter Tail Power facilities currently being supplied, the Company anticipates little or no impact on its operations from the ozone non-attainment and air toxic provisions of the 1990 Amendments because the vast majority of WRI's customers use scrubber facilities or blend with other coals that allow for compliance with all applicable standards.

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

Dominion Terminal Associates. DTA is responsible for complying with certain state and federal environmental laws and regulations, particularly those affecting air and water quality. DTA has employees on its staff who are responsible for assuring that it is in compliance with all laws and regulations. In the event that DTA failed to comply with applicable laws and regulations, the Company may be responsible for its 20% share of any loss incurred as a result of non-compliance.

Foreign and Domestic Operations and Export Sales. The Company's assets are, and for each of the last three years have been, located entirely within the United States. There have been no export sales during the last three years.

Refer to Note 16 of the Consolidated Financial Statements for additional information regarding the Company's business segments.

ITEM 2 - PROPERTIES

As of December 31, 1998, the Company owned or leased coal properties located in Montana and Virginia. As of December 31, 1998, the Company's estimated demonstrated coal reserves in owned or leased property in Montana were 626,497,000 tons. Coal reserves in owned or leased property in Virginia were insignificant. Properties located in Montana are leased by WRI from the Crow Tribe of Indians, which leases run to exhaustion of the coal reserves.

The following table shows the Company's estimated demonstrated coal reserve base and production in 1998. The term "demonstrated coal reserve base" is as defined in the "Coal Resource Classification System of the U.S. Geological Survey" (Circular 891). This represents the sum of the measured and indicated reserve base and includes assigned and unassigned economic and uneconomic reserves.


                                     Summary of Demonstrated Coal Reserve Base and Production Tons
                                                        as of December 31, 1998
                                               (in thousands except sulfur percentages)
      --------------------------------- -------------- ------------- ----------------- ------------------------
                                            1998         Percent       Assigned (2)      Total Demonstrated
                                         Production     Sulfur (1)                        Coal Reserve Base
      ================================= ============== ============= ================= ========================
      Western Operations Montana Steam      6,458         .63            626,497                626,497
      ================================= ============== ============= ================= ========================

      (1)Percent Sulfur applies to the 1998 production tonnages.
      (2)Assigned tonnages are legally recoverable through existing facilities based on current mining plans with current technology and the Company's infrastructure.

Coal reserves in Montana represent recoverable tonnage held under the terms of the Crow Tribe Lease, as amended in 1982, and other minor leases. These reserves are located in Big Horn County, Montana and are accessible via Interstate Highway 90. Transportation is arranged and charges are paid by WRI's customers. These reserves were estimated to be 799,803,000 tons as of January 1, 1980, based principally upon a report by independent consulting geologists, prepared in February 1980. The reserves consist of two main seams and a stray seam between the upper and lower main seams. Currently, the upper seam, with estimated assigned reserves of 226,000,000 tons, is the only seam being mined due to a quality modification required by a significant customer. Annually, estimated remaining recoverable reserves are reduced by production in the upper main seam and by the amount of reserves in the lower and stray seams bypassed after mining the upper main seam.

WRI owns and operates a dragline and coal crushing and loading facilities at its mine in Montana.

As of December 31, 1998, the Company owns coal preparation and loading facilities in Virginia. All of the Company's Virginia operations have been idled and the Company has no intention of resuming operations there or mining the remaining reserves.

ITEM 3 - LEGAL PROCEEDINGS

On December 23, 1996 ("Petition Date"), Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company (the "Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado (the "Chapter 11 Cases"). On July 27, 1998, they filed a joint motion to be dismissed from bankruptcy. By order of the Bankruptcy Court entered on December 23, 1998, the Chapter 11 Cases were dismissed. No objections were filed during the ten day stay period that expired on January 4, 1999. Effective with the dismissal, the Debtor Corporations are no longer subject to the protections afforded or restrictions imposed by the Bankruptcy Code. Prior to the dismissal, the Debtor Corporations were in possession of their respective properties and assets and were operating as debtors in possession pursuant to provisions of the Bankruptcy Code. Refer to Note 1 to the Consolidated Financial Statements for additional information concerning the bankruptcy proceedings.

Westmoreland Energy, Inc. WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership's principal customer, Virginia Power, contracted to purchase the electricity generated by ROVA I, one of two units within the ROVA Partnership, under a long-term contract. In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of the provisions of the contract dealing with the payment of the capacity purchase price when the facility experiences a "forced outage" day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The Contract provides for a stated annual number of allowed forced outage days and requires payment of a specified liquidated damages penalty if the Partnership exceeds the allowance. The ROVA Partnership believes that the customer is required to pay the ROVA Partnership the full capacity purchase price. The customer asserts that it is not required to pay for the forced outage days.

From May 1994 through December 1998, Virginia Power withheld approximately $14,800,000 of these capacity payments during periods of forced outages. To date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, The ROVA Partnership filed a complaint against Virginia Power seeking damages contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the court granted this motion. The ROVA Partnership filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss the complaint. In November 1995, Virginia Power filed with the court a motion for summary judgment, and a hearing on the motion was held in early December 1995. In late January 1996, the court denied Virginia Power's motion for summary judgment. Virginia Power filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted Virginia Power's second summary judgment motion and effectively dismissed the complaint. The ROVA Partnership appealed the Court's decision granting summary judgment to the Virginia Supreme Court. On June 6, 1997 the Virginia Supreme Court reversed the trial Court's decision to grant the customer's summary judgment motion and remanded the matter for trial. The case was tried on October 26, 1998. The trial judge requested the parties to submit post trial briefs and on December 2, 1998 entered judgment in the ROVA Partnership's favor for the amount of $14,800,000 plus interest for a total of $19,336,214. On December 21, 1998 Virginia Power posted its appeal bond and on December 29, 1998 noted its appeal of the Court's decision to the Virginia Supreme Court. The Court has not yet indicated whether it will hear the appeal.

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

In October 1998, the Southampton Partnership and Virginia Power entered into a settlement agreement which resolved these QF issues. The settlement provided for, among other items, payments by the Southampton Partnership to Virginia Power of $1,000,000 annually for the years 1999-2001, followed by a reduction in capacity payments from Virginia Power to the Southampton Partnership by $500,000 for the years 2002-2008. Following 2008, Virginia Power may elect to terminate its power purchases from the Southampton Partnership or continue to receive the $500,000 annual reduction in capacity payments for the remainder of the power purchase agreement. The settlement has been approved by the FERC.

A limited partner of LG&E-Southampton, L.P. has made a demand on the Southampton Partnership and the related LG&E and Westmoreland entities for reimbursement in the amount of $1,979,000 in connection with its share of the settlement. The Westmoreland entities anticipate making a similar demand against the LG&E entities in the amount of $3,000,000.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

Executive Officers of the Registrant

The following table shows the executive officers of the Company, their ages as of February 1, 1999, positions held and year of election to their present offices. No family relationships exist among them. All of the officers are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

----------------------------------------- -------- -- -------------------------------------- -----------------------
Name                                        Age       Position                                     Held Since
----------------------------------------- -------- -- -------------------------------------- -----------------------
(1) Christopher K. Seglem                   52        Chairman of the Board                           1996
                                                      President and                                   1992
                                                      Chief Executive Officer                         1993

(2) Theodore E. Worcester                   58        Senior Vice President of                        1995
                                                      Law and Administration,
                                                      General Counsel and                             1990
                                                      Assistant Secretary                             1999

(3) R. Page Henley, Jr.                     63        Senior Vice President-Acquisitions              1997
                                                      and Development, and
                                                      Government Affairs and                          1992
                                                      President, Westmoreland Coal Sales              1995
                                                      Company

(4) Robert J. Jaeger                        50        Senior Vice President of Finance and            1996
                                                      Treasurer
----------------------------------------- -------- -- -------------------------------------- -----------------------

(1) Mr. Seglem was elected President and Chief Operating Officer of the Company in June 1992, and a Director of the Company in December 1992. In June 1993, he was elected Chief Executive Officer, at which time he relinquished the position of Chief Operating Officer. In June 1996, he was elected Chairman of the Board. He is a member of the bar of Pennsylvania.

(2) Mr. Worcester was elected Senior Vice President in June 1992 while retaining his position of General Counsel of the Company. In 1995, he was elected Senior Vice President of Law and Administration and in 1996, Corporate Secretary, in addition to his General Counsel position. He is a member of the bar of Colorado. Mr. Worcester relinquished the title of Corporate Secretary as of January 1, 1999.

(3) Mr. Henley was elected Senior Vice President-Government Affairs in June 1992. In 1993, Mr. Henley was elected Vice President, General Counsel and Secretary of the Company's WEI subsidiary, and undertook additional duties, including project development. In 1994, Mr. Henley was elected Senior Vice President-Development of the Company, and retained his position as Vice President of the Company's WEI subsidiary. In 1995, Mr. Henley was elected president of Westmoreland Coal Sales Co. and relinquished his position in WEI. In 1997, Mr. Henley's duties were expanded to include acquisitions, and his title was revised accordingly. He is a member of the bars of West Virginia and Virginia.
(4) Mr. Jaeger held various financial positions at Penn Virginia Corporation from 1976 and was Vice President and Chief Financial Officer when he left in March 1995. He joined Westmoreland Energy, Inc. in April 1995 as Vice President-Finance. He was elected Vice President Finance, Treasurer and Controller of the Company in September 1995. He was elected Senior Vice President-Finance, Treasurer and Controller in February 1996 and relinquished the position of Controller in January 1998. Mr.
      Jaeger is a certified public accountant.

                                     PART II
--------------------------------------------------------------------------------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

The following table shows the range of closing prices for the Common Stock and Depositary Shares of the Company. Each Depositary Share represents one quarter of a share of Preferred Stock. The stock traded on the New York Stock Exchange until trading was halted on December 23, 1996. Due to the Company's filing for protection under Chapter 11, the two issues were removed from listing and registration on the NYSE on April 15, 1997.

Public trading for the Common Stock and the Depositary Shares resumed in February, 1997, via the Over the Counter Bulletin Board, and quarterly bid prices are shown below as reported by the National Association of Securities Dealers Composite Feed or other qualified interdealer medium.

The Company intends to apply for relisting on NASDAQ or one of the national exchanges in the near future.

         ---------------------------------- ----------------------------------------------------------------
                                                                    Closing Prices
                                                     Common Stock                  Depositary Shares
         ---------------------------------- -------------------------------- -------------------------------
                                                  High             Low            High             Low
         ---------------------------------- ----------------- -------------- ---------------- --------------
         1997
         First Quarter                               7/8              1/2         5  3/4          2
         Second Quarter                             15/16            17/32        5  1/2          5
         Third Quarter                           2   1/8             15/16        6  3/4          5   1/8
         Fourth Quarter                          2   7/16          1  1/16        7  3/8          4   7/8

         1998
         First Quarter                           2                 1  5/16       14  1/4          5   1/8
         Second Quarter                          1   7/8              7/32       14  1/2          4  11/16
         Third Quarter                           2   5/8             16/41       14  5/8          4   5/8
         Fourth Quarter                          4   1/4           1  1/2        17  1/2         10   3/8
         ---------------------------------- ----------------- -------------- ---------------- --------------

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Approximate Number of Equity Security Holders:

          -------------------------------------------------- --------------------------------------
                                                                   Number of Record Holders
          Title of Class                                           (as of February 1, 1999)
          -------------------------------------------------- --------------------------------------
          Common Stock ($2.50 par value)                                   1,723

          Depositary Shares, each representing a
             one-quarter share of Series A Convertible                        60
             Exchangeable Preferred Stock
          -------------------------------------------------- --------------------------------------

Dividends:

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements of the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The seventeen quarterly dividends which are in arrears (dividend payment dates July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1, 1996, January
1, 1997, April 1, 1997, July 1, 1997, October 1, 1997, January 1, 1998, April 1,
1998, July 1, 1998,  October 1, 1998, and January 1, 1999) amount to $20,772,000 in the aggregate ($36.13 per preferred share or $9.03 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are in arrears are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at December 31, 1998, of $21,845,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, the Company was prohibited from paying dividends, either common or preferred. The terms of the Master Agreement, including various financial covenants over the next six years, discussed in Note 1 to the Consolidated Financial Statements, further prohibit the payment of dividends, either common or preferred, until after June 30, 1999, in any event.

Going forward the Company's Board of Directors will review the payment of quarterly preferred stock dividends, the preferred stock dividends which are in arrears, and common stock dividends, in light of the above restrictions and consideration of the shareholders' best interests.

ITEM 6 -     SELECTED FINANCIAL DATA

Westmoreland Coal Company and Subsidiaries
Five Year Review
--------------------------------------------------------------------------------------------------------------------

                                                        1998      1997(1)      1996(1)           1995          1994
---------------------------------------------- -------------- ------------ ------------ -------------- -------------
Consolidated Statement of Operations                                     (in thousands except per share data)
Information
--------------------------------------------------------------------------------------------------------------------
Revenue - Coal                                      $ 44,010     $ 47,182     $ 44,152       $109,114     $ 368,715
        - Independent Power and other                 64,559       18,650       16,162         15,886         5,443
---------------------------------------------- -------------- ------------ ------------ -------------- -------------
Total revenues                                       108,569       65,832       60,314        125,000       374,158

Cost and expenses                                     78,250       66,383       80,104        156,732       391,476
Pension expense (benefit)                                111       (5,547)      (3,601)        (2,440)            -
Unusual charges (credits)                              2,000      (27,214)     (11,896)        66,623        (2,100)
Doubtful accounts recoveries                          (1,028)      (1,410)      (3,449)          (967)            -
DTA impairment charge                                 12,164            -            -              -             -
---------------------------------------------- -------------- ------------ ------------ -------------- -------------

Operating income (loss)                               17,072       33,620         (844)       (94,948)      (15,218)

Gains on the sales of assets                             475          969       24,238          9,088        41,130
Interest expense                                        (190)        (320)        (400)        (1,164)       (5,425)
Minority interest                                       (775)      (1,092)        (890)        (1,368)         (583)
Interest and other income                              1,999          713        3,491          3,761         2,540
---------------------------------------------- -------------- ------------ ------------ -------------- -------------

Income (loss) before reorganization items
  and income taxes                                    18,581       33,890       25,595        (84,631)       22,444

Reorganization legal and consulting fees              (9,872)      (2,484)           -              -             -
Reorganization interest income (expense)              (1,594)       1,552            -              -             -
Income tax expense                                    (3,787)           -         (575)        (1,488)       (2,291)
---------------------------------------------- -------------- ------------ ------------ -------------- -------------

Income (loss) from continuing operations               3,328       32,958       25,020        (86,119)       20,153

Discontinued operations:
 Operating loss                                            -       (1,284)      (1,049)          (267)            -
 Impairment and loss on disposal                           -       (3,518)           -              -             -
---------------------------------------------- -------------- ------------ ------------ -------------- -------------
Loss from discontinued operations                          -       (4,802)      (1,049)          (267)            -
---------------------------------------------- -------------- ------------ ------------ -------------- -------------
Cumulative effect of change in accounting
  principle                                           (9,876)           -       14,372              -             -
---------------------------------------------- -------------- ------------ ------------ -------------- -------------
Net income (loss)                                     (6,548)      28,156       38,343        (86,386)       20,153

Less preferred stock dividends:
   Declared                                                -            -            -          2,444         1,222
   In arrears                                          4,888        4,888        4,888          2,444         3,666
============================================== ============== ============ ============ ============== =============
Net income (loss) applicable to
   common shareholders                             $ (11,436)    $ 23,268     $ 33,455      $ (91,274)     $ 15,265
============================================== ============== ============ ============ ============== =============

Net income (loss) per share applicable to
  common shareholders                                $ (1.64)     $  3.34      $  4.80       $ (13.11)      $  2.19
Weighted average number of common
  and common equivalent shares                         6,965        6,965        6,965          6,965         6,965
---------------------------------------------- -------------- ------------ ------------ -------------- -------------
Balance Sheet Information
Working capital (deficit)                           $ 15,054     $ 38,512     $ 10,185      $ (16,458)     $ (1,481)
Net property, plant and equipment                     36,950       35,687       42,700         59,868        89,728
Total assets                                         215,606      181,997      153,971        167,107       229,739
Total debt                                             1,762          458        1,324          4,593        15,931
Liabilities subject to compromise                          -      132,667      136,191              -             -
Shareholders' equity (deficit)                        21,845       28,393          237        (38,106)       50,724
---------------------------------------------- -------------- ------------ ------------ -------------- -------------

(1) On December 23, 1996, Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company (the "Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. The Debtor Corporations were in possession of their respective properties and assets and operated as debtors in possession pursuant to provisions of the Bankruptcy Code. The cases were dismissed on December 23, 1998. Refer to Note 1 to the Consolidated Financial Statements for further information.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition Years Ended December 31, 1998, 1997 and 1996

Forward-Looking Disclaimer

Certain statements in this report which are not historical facts or information are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's access to financing; the Company's ability to successfully identify new business opportunities; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the Company's ability to utilize its tax net operating losses; the completion of the sale of a significant asset; the ability to reinvest excess cash at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; the effect of regulatory and legal proceedings and other factors discussed in Item 1 of the Company's Form 10-K. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

Bankruptcy Proceeding

Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company ("the Debtor Corporations"), filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code on December 23, 1996. On December 23, 1998, the Bankruptcy Court granted the Debtors' Motion to Dismiss the cases. The automatic stay period pursuant to the Federal Rules of Bankruptcy Procedure expired on January 4, 1999.

Continued financial improvement of the Debtors during the bankruptcy provided the basis for dismissal and settlement with the UMWA Health and Benefit Funds, the Company's principal creditors. On October 15, 1998 the Company, the Funds, the United Mine Workers of America ("UMWA") and the Official Committee of Equity Security Holders ("Equity Committee") reached agreement on a settlement term sheet, which contained the principal terms of an agreement among them and provided for, among other things, the resolution of the Chapter 11 cases. The agreement, which facilitated a consensual dismissal of the bankruptcy cases, was announced during scheduled hearings on Westmoreland's Motion to Dismiss and the Equity Committee's Motion to Convert to Chapter 7, and the hearings were subsequently recessed. The agreement was subsequently documented in certain stipulated judgments and in a Master Agreement among the Company, the Funds, the UMWA, and the Equity Committee. On October 30, 1998, the Debtor Corporations, the Funds, the UMWA, and the Equity Committee filed a joint motion with the Bankruptcy Court, setting forth the outline of a procedure for dismissal of the Chapter 11 Cases combined with the entry of "consent judgments" in connection with certain of the pending litigation. The Debtor Corporations filed motions requesting approval of the consent judgments on or around November 18, 1998. Notices of the filing of these motions were mailed to creditors as directed by the Bankruptcy Court. There were no allowable objections and dismissal of the Chapter 11 Cases occurred on December 23, 1998. The Master Agreement was executed on January 29, 1999.

The key terms of the Master Agreement are summarized as follows:

o The Funds, the UMWA, and the Equity Committee withdrew their objections to the Company's Motion to Dismiss the Chapter 11 cases and joined in the entry of stipulated judgments and the execution of a Master Agreement which preserve the Company as an ongoing enterprise with undiluted ownership vested in its existing shareholders.
o The Company agreed that it would not file, institute nor support any action under state or federal bankruptcy liquidation, insolvency or reorganization statutes for a period of five years.
o The Company agreed to pay in full, with interest, all undisputed creditor claims and satisfy all other ongoing obligations. Pursuant to this commitment, the Company paid approximately $5.7 million to holders of undisputed claims in early January, 1999.
o The Company agreed to pay in full all arrearages, with interest, under the Coal Industry Retirement Health Benefit Act of 1992 ("Coal Act"). Pursuant to this commitment, the Company paid approximately $18.1 million to the UMWA 1992 Benefit Plan ("1992 Plan") and approximately $19.4 million to the UMWA Combined Fund ("Combined Fund," and together with the 1992 Plan, the "Funds") in early January, 1999.
o The Company agreed to pay $4 million to the Funds in full satisfaction of all other asserted claims for damages, liquidated damages, penalties, charges, fees and costs. The Company made this payment on February 1, 1999.
o The Company agreed to reinstate its Individual Employer Plan for 1992 Plan retirees.
o The Company agreed to pay its future obligations to the Funds as and when due.
o The UMWA 1974 Pension Trust ("1974 Plan") had asserted a claim for withdrawal liability in the amount of approximately $13.8 million against the Company to which the Company objects. The Company and the 1974 Plan agreed to resolve this dispute through arbitration, as provided by law.
o As required under the Coal Act, the Company agreed to secure its obligation to provide retiree health benefits under the 1992 Plan by posting a bond, letter of credit, or cash collateral in the amount of three years benefits (or $20.8 million). The Company has 60 days from January 4, 1999 to provide this security.
o In addition, the Company agreed to secure its obligations to the Funds by providing the Funds with a Contingent Promissory Note ("Note"). The original principal amount of the Note is $12 million; the principal amount of the Note decreases to $6 million in 2002. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial tests specified in the Note, fails to maintain the required balance in the escrow account established under an escrow agreement ("Escrow Agreement"), or fails to comply with certain covenants set forth in a security agreement ("Security Agreement"). Certain notice and cure provisions are included in the Note. If no default occurs, the Note terminates on January 1, 2005. To secure its obligations to the Funds under the Note, the Company entered into a Security Agreement and an Escrow Agreement. In the Security Agreement, the Company pledged the annual cash flow to which it is entitled from the Roanoke Valley I project. Pursuant to the Escrow Agreement, the Company placed $6 million into an escrow account on February 1, 1999. In the year 2002, when the amount of the Note is reduced to $6 million, the amount in the escrow account may be adjusted so that the amount in escrow will be $8 million minus the amount of Westmoreland`s cash flow from the Roanoke Valley I project in the preceding year. In no event will the amount of the required balance in the escrow account be more than $6 million or less than zero. If the Company is not required to make payment under the Note, the Security Agreement and the Escrow Agreement terminate upon the termination of the Note. The Company executed and delivered the Note, the Security Agreement, and the Escrow Agreement to the Funds on January 29, 1999.
o The Company agreed not to initiate further litigation to challenge the Coal Act or seek to initiate legislation to amend or reject the Coal Act.
o The Company agreed to make payments for retiree health benefits as if it continued to be obligated under the 1993 UMWA Wage Agreement for eligible retirees and beneficiaries for a period of five years. At the expiration of such five year period, the Company is free to initiate litigation contesting its obligation to continue to provide such benefits, and the Company will continue to provide such benefits after the expiration of the five year period until it obtains a ruling from a Court of competent jurisdiction that it is not obligated to provide such benefits.
o Provided that the pending sale of the Company's remaining interest in the Rensselaer project occurs and subject to the terms of the Master Agreement, a public tender for 1,052,631 depositary shares will be implemented, each representing one quarter of a share of the Company's outstanding Series A Convertible Exchangeable Preferred Stock, at $19 per depositary share. Assuming 1,052,631 depositary shares are tendered in the offer, the Company would be required to pay $20 million in consideration for these shares. The tender shall occur in the first quarter of 1999, or as soon thereafter as is practicable, following the date of the asset sale.
o Unless the tender offer is initiated in time to be completed by early April, the Company will hold a meeting of shareholders by March 31, 1999, at which shareholders may nominate and elect directors and bring other matters before the shareholders. The Company presently anticipates that the shareholders' meeting will take place by May 11, 1999.
o    The Equity Committee would dissolve on February 3, 1999.
o Except for the payment to preferred shareholders in the tender offer, the Company may not make any other cash distribution to preferred or common shareholders for any purpose prior to June 30, 1999.

Refer to Note 1 of the Consolidated Financial Statements for additional information concerning the bankruptcy.

Liquidity and Capital Resources

Cash provided by operating activities was $55,894,000 and $19,931,000 in 1998 and 1997, respectively. Cash used by operating activities totaled $14,949,000 in 1996. The increase of $35,963,000 in cash provided by operations in 1998 compared to 1997 is mainly a result of the following: proceeds from the restructuring of the Rensselaer project, termination of the over-funded salaried pension plan, increased operating revenues at WRI, and increased cash distributions from independent power projects. The increase in cash provided by operations in 1997 as compared to 1996 is principally due to decreased payments relating to heritage costs as a result of the automatic stay associated with the bankruptcy.

Cash used in investing activities was $2,434,000 in 1998. This is the result of additions to property, plant and equipment of $2,945,000, offset by proceeds from sales of Virginia Division assets of $511,000. Cash provided by investing activities in 1997 and 1996 was $2,093,000 and $14,684,000, respectively. The reduction in cash provided from investing activities in 1997 as compared to 1996 is primarily a result of a decrease in proceeds from sales of Virginia Division assets in 1997. In 1997, the Company continued to sell various assets of the Virginia Division for aggregate net proceeds of $2,757,000. The Company received $19,689,000 from the sale of various Virginia Division assets in 1996. Offsetting these cash inflows was a cash outlay of $4,200,000 for the purchase of an additional interest in WRI in 1996.

Cash used in financing activities in 1998, 1997 and 1996 totaled $51,000, $151,000, and $2,655,000, respectively. Cash used in 1998, 1997 and 1996 primarily related to the repayment of debt of WRI and dividends paid to minority shareholders of WRI in 1996.

Consolidated cash and cash equivalents at December 31, 1998 totaled $84,073,000 (including $14,712,000 at WRI.) At December 31, 1997, cash and cash equivalents totaled $30,664,000 (including $11,378,000 at WRI). The cash at WRI, an 80%-owned subsidiary, is available to the Company only through dividends. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $4,140,000 at December 31, 1998 and $6,665,000 at December 31, 1997. The restricted cash represents an interest-bearing cash deposit account, which collateralizes the Company's outstanding surety bonds for its workers compensation self-insurance programs. The Company also has $8,000,000 in debt reserve accounts for certain of the Company's independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects. In addition, there is a surplus in the Company's black lung trust, approximately $10,900,000, that may be available to pay postretirement health benefits dependent upon future actuarial calculations. Refer to Note 9 to the Consolidated Financial Statements for additional information on this item.

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements entered into with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of the recognition of losses related to the idling of the Virginia division and the resulting shareholders' deficit. The seventeen quarterly dividends which are in arrears (those dividends whose payment dates would have been July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1,
1996,  October 1, 1996, January 1, 1997, April 1, 1997, July 1, 1997, October 1,
1997, January 1, 1998, April 1, 1998, July 1, 1998, October 1, 1998 and January 1, 1999) amount to $20,772,000 in the aggregate ($36.13 per preferred share or $9.03 per depositary share).

The use of cash is restricted under the Master Agreement. Except for the $20,000,000 tender offer referred to above, the Company may not redeem any equity security for cash or make any cash distributions to preferred or common shareholders for any purpose prior to June 30, 1999. Thereafter, covenant limitations included in the Master Agreement regarding liquidity, operating cash flow and debt coverage could restrict the amount of cash available for dividends for a period of six years.

There are also statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits for the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000). The Company had shareholders' equity at December 31, 1998 of $21,845,000.

Going forward the Company's Board of Directors will review the payment of quarterly preferred stock dividends, the preferred stock dividends which are in arrears, and common stock dividends, in light of the above restrictions and consideration of the shareholders' best interests.

Liquidity Outlook

The major factors impacting the Company's liquidity outlook are its significant "heritage costs" and its ongoing and future business needs. These heritage costs consist primarily of cash payments for postretirement medical benefits, workers' compensation costs and UMWA pension benefits. The Company also is obligated for pension and pneumoconiosis benefits; however, both of these future obligations have a funding surplus at present. The Company has ongoing cash expenditures in excess of $16,000,000 per year for postretirement medical benefits which will remain fairly constant over the next five years and then decline to zero over the next approximately thirty-seven years. In addition, the Company has cash expenditures of approximately $3,000,000 per year for workers' compensation benefits which will steadily decline to zero over the next approximately twenty years. Since the UMWA pension plan is a multiemployer plan under ERISA a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the plan. The Company believes the plan was fully funded at the time of the Company's withdrawal in 1998. However, the plan has asserted a claim of $13,800,000, which the Company vigorously contests. The Company is contesting this amount through arbitration, as provided under ERISA. Should it ultimately be determined that the Company is liable for this or some lesser amount, the Company would be required to fund the obligation over no more than nine and one half years.

Under the Coal Act, the Company is required to provide postretirement medical benefits for UMWA miners by making premium payments into three benefit plans:
(i) the UMWA Combined Benefit Fund (the "Combined Fund"), a multiemployer plan which benefits miners who retired before January 1, 1976 or who retired thereafter but whose last employer did not provide benefits pursuant to an operator-specific Individual Employer Plan ("IEP"), (ii) an IEP for miners who retired after January 1, 1976 and (iii) the 1992 UMWA Benefit Plan, a multiemployer plan which benefits (A) miners who were eligible to retire on February 1, 1993, who did retire on or before September 30, 1994 and whose former employers are no longer in business, (B) miners receiving benefits under an IEP whose former employer goes out of business and ceases to maintain the IEP, and (C) new spouses or new dependents of retirees in the Combined Fund who would be eligible for coverage thereunder but for the fact that the Combined Fund closed to new beneficiaries as of July 20, 1992. The premiums paid by the Company cover its own retirees and its allocated portion of the pool of retired miners whose previous employers have gone out of business.

The Company, as a result of its improved financial position and subsequent dismissal from bankruptcy, satisfied all of its premium obligations to the Combined Fund through the end of 1998, and made a prepayment to the Combined Fund for its premiums for the first quarter of 1999. The payment was made on January 4, 1999. The Company's current annual premiums to the Combined Fund of approximately $6,000,000 are included in the annual cash expenditures of $16,000,000 for postretirement medical benefits described above.

In addition, the Coal Act authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions pursuant to the Act. In 1995, the Trustees issued security provisions which give contributors to the Plan several options for satisfying the Coal Act's security requirements, and set the level of security to be provided by the Company at approximately $21,000,000. The Company must secure its obligation to provide retiree health benefits under the 1992 Plan by posting a bond, letter of credit, or cash collateral in the amount of three years benefits (or $20.8 million). The Company has 60 days from January 4, 1999 to provide this security under terms of the Master Agreement signed on January 29, 1999.

The Company's current principal sources of cash flow include cash distributions from its independent power projects, dividends from WRI, cash from operations of DTA and interest earned on its cash reserves. In addition, the Company will receive its share of the judgment in the ROVA litigation if VEPCO's appeal to the Virginia Supreme Court is unsuccessful and its share of the proceeds of the sale of the remaining assets of the Rensselaer facility if it is completed. Management believes that cash generated from these sources and cash reserves should be sufficient to pay the Company's heritage costs and fund its ongoing operations and other capital requirements for the foreseeable future.

Capital commitments include a requirement to spend up to a total of $4,800,000 to repair the dragline at WRI. Approximately $2,000,000 was expended in 1998 with the remainder to be expended in 1999. The Company has undertaken to spend these amounts in order to assure continued, uninterrupted production at WRI, but the Company believes the obligation to repair the dragline is solely Morrison-Knudsen's and, therefore, is in discussion with them on this and a variety of matters, including enforcement of the Company's right to require Morrison-Knudsen to pay for the repair.

The Company hopes to further improve its long-term liquidity in a number of ways, including the development of additional cash flow from existing and new business operations, selling the remaining Virginia Division assets and monetizing assets where proceeds on sale would exceed the expected return from continued operation. The Company also plans to seek further cost reductions wherever feasible and prudent, and attempt to reduce certain postretirement medical, workers' compensation and related payments. Although management expects to improve the Company's profitability, the time required to realize such increases cannot be estimated at this time nor can assurances be given that the Company can achieve any such improvements.

Year 2000

The Year 2000 ("Y2K") problem concerns the inability of information and technology-based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. This could result in systems failures and miscalculations which could cause business disruptions. Equipment that uses a date, such as computers and operating control systems, may be affected. This includes equipment used by our customers and suppliers, as well as the Company's independent power projects.

Some of the Company's systems and related software are already Y2K compliant. The Company is actively reviewing all hardware and software associated with its computers, personal computers and client/servers, telecommunications and embedded systems found in equipment throughout its operations. This program consists of identifying and inventorying all software applications and systems, making required replacements, modifications, and testing.

The Company recently successfully completed testing at one of the independent power projects. The project operated normally with only minor errors in the reporting process. Similar test methods will be used at the remaining projects with a scheduled completion date of September 30, 1999, for testing at all facilities.

Computer systems at WRI's coal operations have been or will be replaced or appropriately modified by mid-1999. WRI's mining contractor and rail supplier have embarked on aggressive campaigns to bring these systems into compliance and the Company is carefully monitoring those activities.

Compliance at the Company's terminal operations has been nearly completed through replacement of non-compliant systems. Efforts to upgrade the few remaining systems will be completed by mid-1999. The terminal is dependent on efficient and timely rail service and the Company is closely monitoring the compliance efforts of the terminal's rail service providers.

The nature of the Company's operations make substantive contingency plans extremely difficult. No reasonable alternatives exist for the inability of the railroads to provide timely service to WRI and the DTA terminal. As previously mentioned, the Company is closely following the compliance efforts of the railroads and other major suppliers and, if necessary, will participate in those efforts.

Based on information currently available, it is estimated that the costs to replace and modify Company systems to achieve Y2K compliance will not exceed $125,000, of which approximately $5,000 has been incurred through December 31, 1998.

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

The foregoing  constitutes a  "forward-looking  statement" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. It is based on management's current expectations, estimates and projections, which could ultimately prove to be inaccurate. Factors which could affect the Company's ability to be Y2K compliant by the end of 1999 include the failure of customers, suppliers, governmental entities and others to achieve compliance and the inaccuracy of certifications received from them.

New Accounting Standards

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was issued in June 1998 by the Financial Accounting Standards Board. SFAS 133 establishes new accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to establish at the inception of a hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect adoption of SFAS 133 to have a material effect on its consolidated financial statements.

Results of Operations
1998 Compared to 1997
--------------------------------------------------------------------------------

Coal Operations. Coal revenues in 1998 were $44,010,000 compared to $47,182,000 in 1997. The change is due to a slight decrease in tons sold in 1998 compared to 1997's record setting level. Prices received were comparable in the two periods.

Independent Power Operations. Equity in earnings of independent power operations in 1998 was $64,465,000 compared to $17,770,000 in 1997. The increase is mainly due to increased earnings at WEI's Rensselaer project as a result of the restructuring of its power purchase contract with Niagara Mohawk.

Dominion Terminal Associates. Equity in earnings from Dominion Terminal Associates was $94,000 in 1998 compared to $880,000 in 1997. The decrease is due to a decrease in throughput as a result of a decline in export coal sales from the U.S. In 1998, as a result of the continuing decline in the export market, the Company recognized a $12,164,000 impairment charge relating to its investment in DTA. DTA is dependent upon its customer's coal export business to maintain an acceptable level of throughput. The coal export business has recently experienced a significant decline due to intense competitive pressure from coal suppliers in other nations. At this time the Company does not believe that those competitive pressures will abate in the near term. The fair value assigned to DTA was based on a recently completed sale of a similar nearby terminal.

Selling and administrative expenses were $7,040,000 in 1998 compared to $5,932,000 in 1997. The increase is due to additional franchise taxes paid to the State of New York as a result of the Rensselaer project restructuring.

Heritage costs were $31,449,000 in 1998 compared to $16,673,000 in 1997. The increase is due to $17,230,000 of Combined Fund benefit accruals made as a result of the bankruptcy dismissal discussed in Notes 1 and 12.

In 1998, the Company recorded an unusual charge of $2,000,000 relating to a term of the Master Agreement described in Note 1 to the Consolidated Financial Statements. Under that Agreement, the Company agreed to make payments for retiree health benefits as if it continued to be obligated under the 1993 UMWA Wage Agreement for eligible retirees and beneficiaries for a period of five years. At the expiration of such five year period, the Company is free to initiate litigation contesting its obligation to continue to provide such benefits and the Company will continue to provide such benefits after the expiration of the five year period until it obtains a ruling from a Court of competent jurisdiction that it is not obligated to provide such benefits.

In 1997, the Company recorded an unusual credit of $27,214,000 which included a curtailment gain of $14,199,000 associated with the anticipated expiration of the 1993 Wage Agreement and a benefit of $13,015,000 due to a charge in the estimated liability for pneumoconiosis benefits.

Gains on the sale of assets were $475,000 for 1998 most of which related to the sales of various equipment from the idled Virginia Division. Gains on the sales of assets were $969,000 during 1997, which was net of a loss of $1,609,000 related to the removal and final sale of a longwall mining machine at the idled Virginia Division. Cash proceeds of $3,200,000 were received from the sale of the longwall mining machine but were offset by $2,000,000 of costs to remove the machine, $1,500,000 of remaining book value, and $1,300,000 relating to the buy-out of the lease on the machine. Proceeds of $1,400,000 were received from the sale of various equipment from the idled Virginia Division in 1997, all of which was recorded as a gain.

Results of Operations
1997 Compared to 1996
--------------------------------------------------------------------------------

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

Independent Power Operations. Equity in earnings of independent power projects in 1997 were $17,770,000 compared to $15,335,000 in 1996. This 16% increase is attributable to an increase in project earnings primarily as a result of increased capacity payments, and reductions in operating and maintenance expenses.

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

Heritage costs expensed for 1997 of $16,673,000 were comparable to the $16,686,000 of heritage costs in 1996. The majority of these liabilities were subject to compromise and were to be determined in the bankruptcy process.

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

In September, 1997, the Company completed the sale of the Corona Group which provided technical repair and maintenance services to the power generating industry. The impairment and loss on disposal of $3,518,000 in 1997, and the operating losses of $1,284,000 in 1997 and $1,049,000 in 1996, have been reflected as discontinued operations.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
--------------------------------------------------------------------------------

Consolidated Balance Sheets---------------------------------------------------27
Consolidated Statements of Operations-----------------------------------------29
Consolidated Statements of Shareholders' Equity (Deficit)---------------------31 Consolidated Statements of Cash Flows-----------------------------------------32
Summary of Significant Accounting Policies------------------------------------34 Notes to Consolidated Financial Statements------------------------------------37

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
--------------------------------------------------------------------------------

December 31,                                                                             1998                  1997
--------------------------------------------------------------------------- ------------------ -- ------------------
                                                                                            (in thousands)
Assets
Current assets:
   Cash and cash equivalents                                                        $  84,073              $ 30,664
   Receivables:
       Trade                                                                            2,566                 4,483
       Terminated pension plan, net                                                       500                13,040
       Other                                                                            2,730                 1,026
--------------------------------------------------------------------------- ------------------ -- ------------------
                                                                                        5,796                18,549
   Other current assets                                                                   691                   402
--------------------------------------------------------------------------- ------------------ -- ------------------
       Total current assets                                                            90,560                49,615
--------------------------------------------------------------------------- ------------------ -- ------------------

Property, plant and equipment:
       Land and mineral rights                                                         10,990                11,684
       Plant and equipment                                                             94,989                94,265
--------------------------------------------------------------------------- ------------------ -- ------------------
                                                                                      105,979               105,949
       Less accumulated depreciation and depletion                                     69,029                70,262
--------------------------------------------------------------------------- ------------------ -- ------------------
                                                                                       36,950                35,687

Investment in independent power projects                                               62,386                54,152
Investment in Dominion Terminal Associates (DTA)                                        5,475                18,680
Workers' compensation bond                                                              4,140                 6,665
Prepaid pension cost                                                                    3,748                 3,528
Excess of trust assets over pneumoconiosis benefit obligation                          10,891                11,700
Other assets                                                                            1,456                 1,970
--------------------------------------------------------------------------- ------------------ -- ------------------

       Total Assets                                                                 $ 215,606             $ 181,997
=========================================================================== ================== == ==================

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.


Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
--------------------------------------------------------------------------------

December 31,                                                                             1998                 1997
--------------------------------------------------------------------------- ------------------ -- -----------------
                                                                                              (in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
   Current installments of long-term debt                                             $   200               $   51
   Accounts payable and accrued expenses:
     Trade                                                                              4,213                2,894
     Taxes, other than income taxes                                                     3,893                5,208
     Workers compensation                                                               3,800                    -
     Postretirement medical costs                                                      11,066                    -
     Reorganization expenses                                                            7,900                1,645
     Consent judgment payment obligation                                               39,006                    -
     Other accrued expenses                                                             3,143                1,205
     Reclamation costs                                                                    100                  100
     Income taxes                                                                       2,185                    -
--------------------------------------------------------------------------- ------------------ -- -----------------
   Total current liabilities                                                           75,506               11,103
--------------------------------------------------------------------------- ------------------ -- -----------------

Liabilities subject to compromise                                                           -              132,667
Long-term debt, less current installments                                               1,562                  407
Accrual for workers compensation                                                       17,338                    -
Accrual for postretirement medical costs                                               73,143                    -
1974 UMWA Pension Plan obligations                                                     13,776                    -
Accrual for reclamation costs, less current portion                                     3,046                3,182
Other liabilities                                                                       2,370                    -

Minority interest                                                                       7,020                6,245

Commitments and contingent liabilities

Shareholders' equity
   Preferred stock of $1.00 par value
     Authorized 5,000,000 shares;
     Issued and outstanding 575,000 shares                                                575                  575
   Common stock of $2.50 par value
     Authorized 20,000,000 shares;
     Issued and outstanding 6,965,328 shares                                           17,413               17,413
   Other paid-in capital                                                               94,630               94,630
   Accumulated deficit                                                                (90,773)             (84,225)
--------------------------------------------------------------------------- ------------------ -- -----------------
   Total shareholders' equity                                                          21,845               28,393
--------------------------------------------------------------------------- ------------------ -- -----------------

   Total Liabilities and Shareholders' Equity                                       $ 215,606             $181,997
=========================================================================== ================== == =================

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations
--------------------------------------------------------------------------------


Years Ended December 31,                                               1998               1997                 1996
-------------------------------------------------------- ------------------- ------------------ --------------------
                                                                                       (in thousands)
Revenues:
   Coal                                                            $ 44,010           $ 47,182             $ 44,152
   Independent power projects - equity in earnings                   64,465             17,770               15,335
   Dominion Terminal Associates ("DTA") - equity in
      earnings                                                           94                880                  827
-------------------------------------------------------- ------------------- ------------------ --------------------
                                                                    108,569             65,832               60,314
-------------------------------------------------------- ------------------- ------------------ --------------------
Cost and expenses:
   Cost of sales - coal                                              37,472             42,063               50,863
   Depreciation, depletion and amortization                           2,289              1,715                2,336
   Selling and administrative                                         7,040              5,932               10,219
   Heritage costs                                                    31,449             16,673               16,686
   Pension expense (benefit) (including termination
     gain of $1,512,000 in 1997)                                        111             (5,547)              (3,601)
   Unusual charges (credits)                                          2,000            (27,214)             (11,896)
   Doubtful accounts recoveries                                      (1,028)            (1,410)              (3,449)
   DTA impairment charge                                             12,164                  -                    -
-------------------------------------------------------- ------------------- ------------------ --------------------
                                                                     91,497             32,212               61,158
-------------------------------------------------------- ------------------- ------------------ --------------------

Operating income (loss)                                              17,072             33,620                 (844)

Other income (expense):
   Gains on sales of assets (including $10,700,000
      from Penn Virginia Corporation in 1996)                           475                969               24,238
   Interest expense                                                    (190)              (320)                (400)
   Interest income                                                        -                  -                1,455
   Minority interest                                                   (775)            (1,092)                (890)
   Other income                                                       1,999                713                2,036
-------------------------------------------------------- ------------------- ------------------ --------------------
                                                                      1,509                270               26,439
-------------------------------------------------------- ------------------- ------------------ --------------------
Income from continuing operations before
  reorganization items and income taxes                              18,581             33,890               25,595

Reorganization items:
   Legal and consulting fees                                         (9,872)            (2,484)                   -
   Interest expense                                                  (5,188)                 -                    -
   Interest income                                                    3,594              1,552                    -
-------------------------------------------------------- ------------------- ------------------ --------------------

Income before income taxes                                            7,115             32,958               25,595

Income tax expense                                                    3,787                  -                  575
-------------------------------------------------------- ------------------- ------------------ --------------------

Income from continuing operations                                     3,328             32,958               25,020

Discontinued operations:
    Operating loss                                                        -             (1,284)              (1,049)
    Impairment and loss on disposal                                       -             (3,518)                   -
-------------------------------------------------------- ------------------- ------------------ --------------------
   Loss from discontinued operations                                      -             (4,802)              (1,049)

Cumulative effect of changes in accounting principles                (9,876)                 -               14,372
-------------------------------------------------------- ------------------- ------------------ --------------------

Net income (loss)                                                    (6,548)            28,156               38,343
Less preferred stock dividends
   in arrears                                                         4,888              4,888                4,888
======================================================== =================== ================== ====================
Net income (loss) applicable to common
    shareholders                                                   $(11,436)           $23,268             $ 33,455
======================================================== =================== ================== ====================

                                                                                                        (Continued)
Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations (Continued)
--------------------------------------------------------------------------------



Years Ended December 31,                                               1998               1997                 1996
-------------------------------------------------------- ------------------- ------------------ --------------------
Income (loss) per share applicable to common shareholders:           (in  thousands except per share data)

 Continuing operations                                              $  (.22)           $  4.03              $  2.89
 Discontinued operations                                                  -              (0.69)                (.15)
 Cumulative effect of changes in accounting
   principles                                                         (1.42)                 -                 2.06
-------------------------------------------------------- ------------------- ------------------ --------------------
                                                                    $ (1.64)           $  3.34              $  4.80
======================================================== =================== ================== ====================
Pro forma amounts assuming the changes in accounting principles are applied retroactively:
       Net income applicable to common
          shareholders                                              $(1,560)                               $ 19,083
       Income per share applicable  to common
          shareholders                                              $  (.22)                                $  2.74
======================================================== =================== ================== ====================
Weighted average number of common
   shares outstanding - basic and diluted                             6,965              6,965                6,965
======================================================== =================== ================== ====================

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated  Statements of Shareholders'  Equity (Deficit) Years Ended December 31, 1996, 1997, and 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                Class A
                                            Convertible                                                       Total
                                           Exchangeable                      Other                    Shareholders'
                                              Preferred   Common Stock     Paid-In     Accumulated           Equity
                                                  Stock                    Capital         Deficit        (Deficit)
---------------------------------------- --------------- -------------- ----------- --------------- ----------------
                                                                       (in thousands)
Balance at January 1, 1996                      $   575         17,413      94,630        (150,724)         (38,106)

   Net income                                         -              -           -          38,343           38,343
---------------------------------------- --------------- -------------- ----------- --------------- ----------------
Balance at December 31, 1996                        575         17,413      94,630        (112,381)             237

   Net income                                         -              -           -          28,156           28,156
---------------------------------------- --------------- -------------- ----------- --------------- ----------------
Balance at December 31, 1997                        575         17,413      94,630         (84,225)          28,393

   Net loss                                           -              -           -          (6,548)          (6,548)
======================================== =============== ============== =========== =============== ================
Balance at December 31, 1998                    $   575         17,413      94,630         (90,773)          21,845
======================================== =============== ============== =========== =============== ================

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

 Years Ended December 31,                                                  1998              1997              1996
 ------------------------------------------------------------- ----------------- ----------------- -----------------
                                                                                          (in thousands)
 Cash flows from operating activities:
 Net income (loss)                                                     $ (6,548)         $ 28,156          $ 38,343
     Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
         Equity in earnings of independent power projects               (64,465)          (17,770)          (15,335)
         Cash distributions from independent power projects              46,355            14,995            12,971
         Equity earnings from Dominion Terminal Associates                  (94)             (880)             (827)
         Cash generated by Dominion Terminal
           Associates facility                                            2,952             4,865             3,786
         Cash contributions to Dominion Terminal
           Associates                                                    (1,877)           (2,883)           (3,187)
         DTA impairment charge                                           12,164                 -                 -
         Depreciation, depletion and amortization                         2,289             1,715             2,336
         Gain on termination of pension plan                                  -            (1,512)                -
         Unusual charges (credits)                                        2,000           (27,214)          (11,896)
         Gains on sales of assets                                          (475)             (969)          (24,238)
         Cash from pension termination, net                              12,540                 -                 -
         Distribution from pneumoconiosis trust                           2,634                 -                 -
         Minority interest                                                  775             1,092               890
         Deferred income tax benefit                                          -                 -              (579)
         Impairment and loss on disposition of
            discontinued operations                                           -             3,518                 -
         Cumulative effect of change in accounting principle              9,876                 -           (14,372)
         Other                                                             (358)               96             2,747
         Changes in assets and liabilities:
                 Receivables, net of allowance for
                    doubtful accounts                                       213             1,392            (1,331)
                 Inventories                                                  -               660               252
                 Prepaid pension cost                                      (220)           (4,035)                -
                 Excess of trust assets over pneumoconiosis
                     benefit obligation                                  (1,825)            1,188               127
                 Accounts payable and accrued expenses                    1,690               880            (9,037)
                 Income taxes payable                                     2,185                 -            (2,905)
                 Accrual for workers' compensation                         (678)                -            (6,285)
                 Accrual for postretirement medical costs                (2,502)                -             7,250
                 Consent judgment payment obligation                     39,006                 -                 -
                 Other liabilities                                       (5,998)               15              (914)
 ------------------------------------------------------------- ----------------- ----------------- -----------------
 Net cash provided by (used in) operating activities
   before reorganization items                                           49,639             3,309           (22,204)
 ------------------------------------------------------------- ----------------- ----------------- -----------------
 Changes in reorganization items:
   Trade and other liabilities subject to compromise                          -            14,977             7,255
   Reorganization expenses                                                6,255             1,645                 -
 ------------------------------------------------------------- ----------------- ----------------- -----------------
 Net change in reorganization items                                       6,255            16,622             7,255
 ------------------------------------------------------------- ----------------- ----------------- -----------------
 Net cash provided by (used in) operating activities                     55,894            19,931           (14,949)
 ------------------------------------------------------------- ----------------- ----------------- -----------------



Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows  (Continued)
--------------------------------------------------------------------------------


 Years Ended December 31,                                                  1998              1997              1996
 ------------------------------------------------------------- ----------------- ----------------- -----------------
                                                                                          (in thousands)
 Cash flows from investing activities:
   Additions to property, plant and equipment                            (2,945)             (174)             (664)
   (Increase) decrease in notes receivable                                    -                 -              (141)
   Purchase of additional interest in WRI                                     -                 -            (4,200)
   Net proceeds from sales of investments and assets                        511             2,757            19,689
   Cash held by subsidiary disposed of                                        -              (490)                -
 ------------------------------------------------------------- ----------------- ----------------- -----------------
  Net cash (used in) provided by investing activities                    (2,434)            2,093            14,684
 ------------------------------------------------------------- ----------------- ----------------- -----------------

 Cash flows from financing activities:
   Repayment of long-term debt                                              (51)             (151)           (1,662)
   Dividends paid to minority shareholders of subsidiary                      -                 -              (993)
 ------------------------------------------------------------- ----------------- ----------------- -----------------
 Net cash used in financing activities                                      (51)             (151)           (2,655)
 ------------------------------------------------------------- ----------------- ----------------- -----------------
 Net increase (decrease) in cash and cash equivalents                    53,409            21,873            (2,920)
 Cash and cash equivalents, beginning of year                            30,664             8,791            11,711
 ============================================================= ================= ================= =================
 Cash and cash equivalents, end of year                                $ 84,073          $ 30,664           $ 8,791
 ============================================================= ================= ================= =================

 Supplemental disclosures of cash flow information:

 Cash paid during the year for:
     Interest                                                            $   27            $   31            $  228
     Income taxes                                                           120                 -             1,140

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

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

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

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. All such instruments are carried at cost. Cash equivalents consists of Eurodollar time deposits, money market funds and bank repurchase agreements.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and include expenditures for new facilities and those expenditures that substantially increase the productive lives of existing plant and equipment. Development costs of mines are capitalized until commercial operations commence. Maintenance and repair costs are expensed as incurred. Mineral rights and development costs are depleted based upon estimated recoverable proven and probable reserves. Plant and equipment are depreciated straight-line over the assets' estimated useful lives, ranging from 3 to 40 years. The Company assesses the carrying value of its property, plant and equipment for impairment by comparing estimated undiscounted cash flows expected to be generated from such assets with their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value. When an asset is retired or sold, its cost and related accumulated depreciation and depletion are removed from the accounts. The difference between unamortized cost and proceeds on disposition is recorded as a gain or loss. Fully depreciated plant and equipment still in use are not eliminated from the accounts.

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

Post Retirement Benefits Other than Pensions

The Company accounts for health care and life insurance benefits provided to certain retired employees and their dependents by accruing the cost of such benefits over the service lives of employees. The Company is amortizing its transition obligation, for past service costs relating to these benefits, over twenty years. For UMWA represented union employees who retired prior to 1976, the Company provides similar medical and life insurance benefits by making payments to a multiemployer union trust fund. The Company expenses such payments when made.

Coal Revenues

The Company recognizes coal sales revenue at the time title passes to the customer. The Company also records as revenue amounts received from coal related activities, such as proceeds from coal contract buy-outs and coal option payments. Coal revenues include the sale of mined coal and sales of coal produced by unaffiliated mining companies where the Company is a sales agent or broker. The Company recognizes revenue for the coal sold for unaffiliated companies since the Company assumes the credit risk for the sale, performs other services such as invoicing, quality control and shipment monitoring, and in most cases takes title to the coal. The Company had no revenue pertaining to coal sold for others during 1998 or 1997. Coal revenues pertaining to coal sold for other companies amounted to $11,598,000 in 1996.

Reclamation

Reclamation costs at WRI are fixed and are being recognized evenly over a 15 year period. Total expected reclamation costs at idled sites were fully accrued at the time of idling. Estimates at idle sites are periodically reviewed and adjustments are made in accruals to provide for changes in expected future costs.

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

Income (Loss) Per Share Applicable to Common Shareholders

Income (loss) per share applicable to common shareholders has been calculated based on the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards No. 128, issued in February 1997.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Westmoreland Coal Company and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

1.   Nature of Operations

The Company's principal activities, conducted within the United States are: (i) the production and sale of coal from a contractor operated mine in the Powder River Basin in Eastern Montana; (ii) the ownership of interests in cogeneration and other non-regulated independent power plants; and (iii) the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility.

Chapter 11 Reorganization Proceedings

On December 23, 1996 ("Petition Date"), Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company (the "Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado (the "Chapter 11 Cases"). By order of the Bankruptcy Court entered on December 23, 1998, pursuant to the request of the Debtor Corporations, the Chapter 11 Cases were dismissed. There were no objections during the ten day stay period that expired on January 4, 1999. Upon the dismissal, the Debtor Corporations were and are no longer subject to the protections afforded or restrictions imposed by the Bankruptcy Code. Prior to the dismissal, the Debtor Corporations were in possession of their respective properties and assets and were operating as debtors in possession pursuant to provisions of the Bankruptcy Code. During the Chapter 11 Cases, the Debtor Corporations engaged in litigation with the 1992 UMWA Benefit Plan (the "1992 Plan"), the UMWA Combined Benefit Fund (the "Combined Fund") and the 1974 UMWA Pension Plan (the "1974 Plan") (sometimes collectively referred to as the "Funds") as well as the UMWA regarding various matters. With respect to the 1992 Plan and the Combined Fund, the key issues in dispute were (i) whether the postpetition assessments of the 1992 Plan and the Combined Fund under the Coal Industry Retirement Health Benefits Act of 1992 (the "Coal Act") are entitled to administrative priority in the Chapter 11 Cases; (ii) if the 1992 Plan's and the Combined Fund's claims are not entitled to administrative priority but instead constitute general unsecured non-priority claims, what is the allowed amount of those claims for bankruptcy purposes; and (iii) whether the claims and assessments of the 1992 Plan and the Combined Fund violate the United States Constitution. The Debtor Corporations and the 1992 Plan also disputed whether the Company could be compelled to "reinstate" its individual employer plan (the "IEP") for those beneficiaries who were eligible and were receiving benefits under the IEP as of February 1, 1993 and who retired before October 1, 1994, and their dependents. With respect to the 1974 Plan, the key issue was the date of withdrawal and the Company's liability for its share of unfunded vested liabilities, if any, upon termination or withdrawal from the plan. With respect to the UMWA, the key issue was the effect of the expiration of the 1993 Collective Bargaining Agreement on the Company's obligation to provide health care benefits to the beneficiaries covered by that agreement.

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

On July 9, 1998, the United States Court of Appeals for the Tenth Circuit ("Tenth Circuit") decided UMWA 1992 Plan v. Rushton (In re Sunnyside), 146 F.3d 1273 (10th Cir. 1998) ("Sunnyside"). In Sunnyside, the Tenth Circuit held that the premium assessments for the 1992 Plan at issue in that case are taxes entitled to administrative priority in bankruptcy. Although the Debtor Corporations previously contended that the facts in Sunnyside were distinguishable from the facts in the Debtor Corporations' case, the Tenth Circuit's broad decision appeared to dictate that the postpetition assessments of the 1992 Plan (and the Combined Fund) are entitled to administrative priority in the Chapter 11 Cases to the extent allowed. As a result, on July 28, 1998, the Debtor Corporations filed a motion before the United States District Court of Colorado (the "District Court"), moving to reverse the Bankruptcy Court's September 5, 1997 order which held that the claims of the 1992 Plan were general unsecured prepetition claims. The District Court granted the Debtor Corporation's motion, thereby reversing the Bankruptcy Court's September 5, 1997 ruling with respect to the priority of the 1992 Plan's assessments but otherwise vacating and remanding back to the Bankruptcy Court the remaining aspects of the Bankruptcy Court's rulings involving the 1992 Plan including the determination that the 1992 Plan's allowed claim was $146,103,383. Thereafter, the Funds advised the Bankruptcy Court that the Funds had withdrawn their Competing Plan.

On July 28, 1998, the Debtor Corporations filed a motion ("Dismissal Motion") before the Bankruptcy Court to dismiss these Chapter 11 Cases based upon the foregoing substantial changes in law, the improvement in their financial condition and their belief that dismissal would benefit all creditors and shareholders. As a condition to dismissal, the Debtor Corporations proposed to:
(i) pay in full all undisputed claims, including the assessments of the 1992 Plan and the Combined Fund through the effective date of dismissal ("Dismissal Date"); (ii) provide such security as is required by section 9712(d)(1)(C) of the Coal Act; (iii) pay all future premiums assessed by the 1992 Plan and the Combined Fund on an ongoing basis as and when due; and (iv) not pay dividends to preferred or common shareholders based on funds on hand or earnings prior to the Dismissal Date and only to pay dividends in the future if and to the extent that the Debtor Corporations have current earnings which would permit the payment of such dividends under applicable Delaware law. Westmoreland Coal also proposed to continue to maintain its individual employee plan ("IEP") for the benefit of retirees under the 1993 collective bargaining agreement between Westmoreland
Coal and the UMWA even beyond the expiration of that agreement in August of 1998, unless and until a forum of competent jurisdiction determined that it was not required to do so. The Dismissal Motion stated that the Debtor Corporations reserved their right to contest the constitutionality of the Coal Act and/or to seek to recover any payments made to the 1992 Plan or the Combined Fund in any appropriate forum. The Equity Committee (see below) and the Funds opposed this motion.

On June 29, 1998, the Office of the United States Trustee granted certain shareholders' request to appoint an Official Committee of Equity Security Holders ("Equity Committee") pursuant to Bankruptcy Code section 1102(a)(1). The Equity Committee retained its own counsel and financial advisor, subject to the Company's obligation under the Bankruptcy Code to pay their reasonable and necessary fees and expenses. On July 28, 1998, the Equity Committee filed a motion ("Conversion Motion") before the Bankruptcy Court to convert the Debtor Corporations' cases to Chapter 7, contending that pursuant to Sunnyside, liquidation of the Company would maximize recovery for shareholders since the Funds' allowable claims would be limited to those accruing during the bankruptcy and that the Funds' amended plan of reorganization was not confirmable. The Debtor Corporations opposed the Conversion Motion, as did the Funds.

On October 15, 1998 the Company, the Funds, the UMWA, and the Equity Committee reached agreement on a settlement term sheet, which contained the principal terms of an agreement among them and provided for, among other things, the resolution of the Chapter 11 cases. The agreement was read into the record during scheduled hearings on the Dismissal Motion and the Conversion Motion, and following such announcement the hearings were recessed.

On October 30, 1998, the Debtor Corporations, the Funds, and the Equity Committee filed a joint motion with the Bankruptcy Court, setting forth the outline of a procedure for dismissal of the Chapter 11 Cases combined with the entry of "consent judgments" in connection with certain of the pending litigation. The Bankruptcy Court approved the proposed procedure at a hearing held before the Bankruptcy Court on November 10, 1998. The procedure called for the consensual, unconditional dismissal of the chapter 11 cases in conjunction with certain consent judgments related to contested matters with the Funds and resolution of all remaining items by contractual settlement agreement among the parties.

The parties negotiated and documented certain additional agreements, a consent judgment in the prepetition litigation in the Virginia District Court (imposing obligations that duplicate the obligations imposed under the above-referenced consent judgments) and documents to further memorialize the parties' agreement. These documents and agreements include: the Master Agreement; various pleadings filed in Micheal Buckner, et. al. v. Westmoreland Coal Co., et al., Civil Action No. 96-0187-A, in the United States District Court for the Western District of Virginia, comprised of the Joint Motion to Join the Combined Benefit Fund, the Joint Motion for Stipulated Final Order, the Memorandum in Support of Joint Motion for Stipulated Final Order and the Stipulated Final Order; the Contingent Note, the Escrow Agreement for the Contingent Note; and the Security Agreement for the Contingent Note. These agreements and documents imposed certain material obligations on the Debtor Corporations. Thereafter, the Debtor Corporations filed motions with the Bankruptcy Court requesting approval of the consent judgments, which motions were granted (and the consent judgments and dismissal order were entered) on December 23, 1998.

The key terms of the Master Agreement are summarized as follows:
o The Funds, the UMWA, and the Equity Committee withdrew their objections to the Company's Motion to Dismiss the Chapter 11 cases and joined in the entry of stipulated judgments and the execution of a Master Agreement which preserve the Company as an ongoing enterprise with undiluted ownership vested in its existing shareholders.
o The Company agreed that it would not file, institute nor support any action under state or federal bankruptcy liquidation, insolvency or reorganization statutes for a period of five years.
o The Company agreed to pay in full, with interest, all undisputed creditor claims and satisfy all other ongoing obligations. Pursuant to this commitment, the Company paid approximately $5.7 million to holders of undisputed claims in early January, 1999.
o The Company agreed to pay in full all arrearages, with interest, under the Coal Industry Retirement Health Benefit Act of 1992 ("Coal Act"). Pursuant to this commitment, the Company paid approximately $18.1 million to the UMWA 1992 Benefit Plan ("1992 Plan") and approximately $19.4 million to the UMWA Combined Fund ("Combined Fund," and together with the 1992 Plan, the "Funds") in early January, 1999.
o The Company agreed to pay $4 million to the Funds in full satisfaction of all other asserted claims for damages, liquidated damages, penalties, charges, fees and costs. The Company made this payment on February 1, 1999.
o The Company agreed to reinstate its Individual Employer Plan for 1992 Plan retirees.
o The Company agreed to pay its future obligations to the Funds as and when due.
o The UMWA 1974 Pension Trust ("1974 Plan") had asserted a claim for withdrawal liability in the amount of approximately $13.8 million against the Company to which the Company objects. The Company and the 1974 Plan agreed to resolve this dispute through arbitration, as provided by law.
o As required under the Coal Act, the Company agreed to secure its obligation to provide retiree health benefits under the 1992 Plan by posting a bond, letter of credit, or cash collateral in the amount of three years benefits (or $20.8 million). The Company has 60 days from January 4, 1999 to provide this security.
o In addition, the Company agreed to secure its obligations to the Funds by providing the Funds with a Contingent Promissory Note ("Note"). The original principal amount of the Note is $12 million; the principal amount of the Note decreases to $6 million in 2002. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial tests specified in the Note, fails to maintain the required balance in the escrow account established under an escrow agreement ("Escrow Agreement"), or fails to comply with certain covenants set forth in a security agreement ("Security Agreement"). Certain notice and cure provisions are included in the Note. If no default occurs, the Note terminates on January 1, 2005. To secure its obligations to the Funds under the Note, the Company entered into a Security Agreement and an Escrow Agreement. In the Security Agreement, the Company pledged the annual cash flow to which it is entitled from the Roanoke Valley I project. Pursuant to the Escrow Agreement, the Company placed $6 million into an escrow account on February 1, 1999. In the year 2002, when the amount of the Note is reduced to $6 million, the amount in the escrow account may be adjusted so that the amount in escrow will be $8 million minus the amount of Westmoreland`s cash flow from the Roanoke Valley I project in the preceding year. In no event will the amount of the required balance in the escrow account be more than $6 million or less than zero. If the Company is not required to make payment under the Note, the Security Agreement and the Escrow Agreement terminate upon the termination of the Note. The Company executed and delivered the Note, the Security Agreement, and the Escrow Agreement to the Funds on January 29, 1999.
o The Company agreed not to initiate further litigation to challenge the Coal Act or seek to initiate legislation to amend or reject the Coal Act.
o The Company agreed to make payments for retiree health benefits as if it continued to be obligated under the 1993 UMWA Wage Agreement for eligible retirees and beneficiaries for a period of five years. At the expiration of such five year period, the Company is free to initiate litigation contesting its obligation to continue to provide such benefits, and the Company will continue to provide such benefits after the expiration of the five year period until it obtains a ruling from a Court of competent jurisdiction that it is not obligated to provide such benefits.
o Provided that the pending sale of the Company's remaining interest in the Rensselaer project occurs and subject to the terms of the Master Agreement, a public tender for 1,052,631 depositary shares will be implemented, each representing one quarter of a share of the Company's outstanding Series A Convertible Exchangeable Preferred Stock, at $19 per depositary share. Assuming 1,052,631 depositary shares are tendered in the offer, the Company would be required to pay $20 million in consideration for these shares. The tender shall occur in the first quarter of 1999, or as soon thereafter as is practicable, following the date of the asset sale.
o Unless the tender offer is initiated in time to be completed by early April, the Company will hold a meeting of shareholders by March 31, 1999, at which shareholders may nominate and elect directors and bring other matters before the shareholders. The Company presently anticipates that the shareholders' meeting will take place by May 11, 1999.
o    The Equity Committee would dissolve on February 3, 1999.
o Except for the payment to preferred shareholders in the tender offer, the Company may not make any other cash distribution to preferred or common shareholders for any purpose prior to June 30, 1999.

On October 30, 1998, the Debtor Corporations, the Funds, and the Equity Committee filed a joint motion with the Bankruptcy Court, setting forth the outline of a procedure for dismissal of the Chapter 11 Cases combined with the entry of "consent judgments" in connection with certain of the pending litigation. The Bankruptcy Court approved the proposed procedure at a hearing held before the Bankruptcy Court on November 10, 1998. Thereafter, the Debtor Corporations filed motions with the Bankruptcy Court requesting approval of the consent judgments, which motions were granted (and the consent judgments and dismissal order were entered) on December 23, 1998.

The consent judgment in respect of the 1992 Plan required the payment of: (i) an allowed unsecured non-priority claim against the Debtor Corporations in the amount of $1,097,000, plus interest at the rate established under Internal Revenue Code ("I.R.C.") ss. 6621 on this claim from December 23, 1996 through the date of payment, less $200,000 (together with interest thereon) deposited with the 1992 Plan pursuant to certain prepetition litigation before the United States District for the Western District of Virginia (the "Virginia District Court"); and (ii) premiums payable to the 1992 Plan under Section 9712 of the Coal Act for the time periods beginning on and after December 23, 1996 and ending on such payment date, in the amount of approximately $16,500,000, plus interest at the rate established pursuant I.R.C. ss. 6621 from October 15, 1998 through the date of payment. In addition, this consent judgment requires the Debtor Corporations to post security in the amount of $20,800,000 pursuant to
Section 9712(d)(1)(C) of the Coal Act, within sixty (60) days of the effectiveness of such judgment. The consent judgment in respect of the Combined Fund required the payment of: (i) an allowed unsecured non-priority claim against the Debtor Corporations in the amount of $8,581,000, plus interest at the rate established under I.R.C.ss. 6621, on this claim from December 23, 1996 through the date of payment; and (ii) all Combined Fund premiums accrued with respect to the Debtor Corporations for the plan years beginning October 1, 1997 in the amount of $5,581,000, plus interest on such amount pursuant I.R.C. ss. 6621, for the period beginning October 1, 1997 through the date of payment. In addition, the Debtor Corporations were required to pay one-half the Combined Fund's October 1, 1998 annual premium assessment of $6,111,000, subject to certain discount/interest calculations. The total payments by the Company to the 1992 Plan and the Combined Fund made on January 4, 1999 were approximately $37,500,000. All of these charges were recognized as expenses and accrued on the balance sheet in 1998, with the exception of the 1992 Plan premiums, which were previously recognized in accordance with FAS 106.

During 1998, the Company recognized $9,872,000 in legal and consulting fees related to the bankruptcy, including fees attributable to the activities of the Equity Committee which, under Federal Bankruptcy Law, must be funded by the Company. In February, 1999, pursuant to the Master Agreement the Company paid to the 1992 Plan and the Combined Fund an additional $4 million (which had been accrued in 1998) in full and final satisfaction of additional claims, including claims for attorney's fees, that arose prior to that date and paid bonuses totaling $2,600,000.

Liabilities Subject to Compromise

As discussed above, the Company was a debtor-in-possession from December 23, 1996 through December 23, 1998, at which time the Bankruptcy Court dismissed the case. The following discussion relating to liabilities subject to compromise applies only to liabilities at December 31, 1997, while the Company was in bankruptcy. None of the Company's liabilities at December 31, 1998, are subject to compromise and have been classified accordingly.

The filing of the Chapter 11 Cases by the Debtor Corporations (i) automatically stayed actions by creditors and other parties in interest to recover any claim that arose prior to the commencement of the cases, and (ii) served to accelerate, for purposes of allowance, all prepetition liabilities of the Company, whether or not those liabilities were liquidated or contingent as of the Petition Date. In accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization under the Bankruptcy Code") liabilities subject to compromise were segregated from those that were not in the accompanying balance sheet. The following table sets forth the liabilities of the Company that were subject to compromise as of December 31, 1997:

December 31, 1997
-----------------------------------------------------------------------------
Trade and other liabilities                               $ 7,035,000
Long-term debt                                              1,607,000
1974 UMWA Pension Plan                                     13,800,000
Workers' compensation                                      24,341,000
1992 UMWA Benefit Plan                                     40,469,000
1993 Wage Agreement Plan                                   32,067,000
UMWA Combined Benefit Fund                                          -
Salaried Plan                                              12,175,000
SERP                                                        1,173,000
-------------------------------------------------- --------------------------
     Total                                              $ 132,667,000
================================================== ==========================

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

Westmoreland purchased a 4% share of WRI from MK for $1,200,000 cash on September 30, 1996. Westmoreland also exercised a previously negotiated option with Penn Virginia Corporation for the purchase of Penn Virginia's 16% share of WRI for $3,000,000 cash on October 1, 1996, increasing Westmoreland's ownership to 80%. The transactions were accounted for as purchases and the excess of the share of the book value of the assets acquired over the cost of the interests purchased is reflected as a reduction in the carrying value of land and mineral rights.

3.   Dispositions

The Corona Group

On September 9, 1997 the Company completed the sale of the Corona Group which provides technical repair and maintenance services to the power generating industry. Revenues for the discontinued operations were $3,814,000, and
$7,800,000 in 1997 and 1996, respectively. The Company recorded a loss on disposition of $418,000 during the third quarter of 1997. The Company previously recorded an impairment of $3,100,000 relating to its investment in Corona in the second quarter of 1997. Consideration received from the sale included secured promissory notes receivable of $895,000, of which $570,000 was paid in 1997. The remaining $325,000 is due no later than September 10, 1999. The Company also retained a 15% interest in the Corona Group.

Virginia Division

In 1998 and 1997, the Company sold various assets of the Virginia Division for aggregate net proceeds of $511,000 and $2,757,000, respectively, and recorded gains of $475,000 and $969,000, respectively. The purchasers assumed certain reclamation liabilities associated with these assets.

During 1996, the Company realized proceeds of $19,689,000 from the sale of Virginia Division in nine separate transactions. The gain on these transactions was $24,238,000 which included $5,224,000 in reclamation obligations that were assumed by the various purchasers.


4.   Unusual CHARGES OR CREDITS

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

1998

On January 29, 1999, the Company executed the Master Agreement described in Note 1 to the Consolidated Financial Statements. Under that Agreement, the Company agreed to make payments for retiree health benefits as if it continued to be obligated under the 1993 UMWA Wage Agreement for eligible retirees and beneficiaries for a period of five years. At the expiration of such five year period, the Company is free to initiate litigation contesting its obligation to continue to provide such benefits, and the Company will continue to provide such benefits after the expiration of the five year period until it obtains a ruling from a Court of competent jurisdiction that it is not obligated to provide such benefits. The estimated present value of the Company's obligation to provide these benefits for the five year period is approximately $2,000,000, and was charged to expense in 1998. The Company currently expects that it will be necessary to litigate this matter at the conclusion of the five year period. On the advice of counsel, management believes that the Company should prevail in any such litigation, although, as in any litigation, there can be no assurance. Should the UMWA's position be ultimately upheld, the Company would be required to provide retiree health benefits to such beneficiaries after the expiration of the five year period. The estimated present value of this contingent liability, calculated as of December 31, 1998, is approximately $11,600,000.

5.   Westmoreland Energy, Inc.

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

 Project                  Ft. Drum         Altavista         Hopewell        Southampton       Ft. Lupton
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------

                         Watertown         Altavista         Hopewell        Southampton       Ft. Lupton
 Location:                New York         Virginia          Virginia         Virginia          Colorado
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------

 Gross Megawatt
 Capacity:                55.5 MW            70 MW            70 MW             70 MW            290 MW
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------

 WEI Equity
 Ownership:                1.25%             30.0%            30.0%             30.0%            4.49%
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------

 Electricity                                                                                  Public Service
 Purchaser:             Niagara Mohawk    Virginia Power    Virginia Power   Virginia Power     of Colorado
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------

                                           The Lane       Firestone Tire                       Rocky Mtn.
 Steam Host:              US Army        Company, Inc.     & Rubber Co.    Hercules, Inc.     Produce, Ltd
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------

 Fuel Type:                 Coal             Coal              Coal             Coal          Natural Gas
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------

                        Cyprus Amax      Westmoreland      United Coal       United Coal     Thermo Fuels,
 Fuel Supplier:           Coal Co.       Coal Company        Company           Company            Inc.
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------
 Commercial
 Operations Date:           1989             1992              1992             1992              1994
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------


                                           Roanoke           Roanoke
 Project                Rensselaer         Valley I          Valley II
 -------------------- ---------------- ---------------- ------------------

                        Rensselaer         Weldon            Weldon
 Location:               New York      North Carolina    North Carolina
 -------------------- ---------------- ---------------- ------------------

 Gross Megawatt
 Capacity:                 81 MW           180 MW             50 MW
 -------------------- ---------------- ---------------- ------------------

 WEI Equity
 Ownership:                50.0%            50.0%             50.0%
 -------------------- ---------------- ---------------- ------------------

 Electricity
 Purchaser:            Niagara Mohawk   Virginia Power    Virginia Power
 -------------------- ---------------- ---------------- ------------------

                                        Patch Rubber      Patch Rubber
 Steam Host:               BASF            Company           Company
 -------------------- ---------------- ---------------- ------------------

 Fuel Type:             Natural Gas         Coal              Coal
 -------------------- ---------------- ---------------- ------------------

                         Western Gas      TECO Coal/        TECO Coal/
 Fuel Supplier:        Marketing, Ltd       CONSOL            CONSOL
 -------------------- --------------- ---------------- ------------------

 Commercial
 Operations Date:          1994             1994              1995
 -------------------- --------------- ---------------- ------------------

The following is a summary of aggregated financial information for all investments owned by WEI and accounted for under the equity method:

Balance Sheets
December 31,                                                                              1998                 1997
------------------------------------------------------------------------- --------------------- --------------------
                                                                                               (in thousands)
Assets
   Current assets                                                                    $ 127,901            $ 140,510
   Property, plant and equipment, net                                                  599,293              670,090
   Other assets                                                                         50,406               76,238
========================================================================= ===================== ====================
   Total assets                                                                      $ 777,600            $ 886,838
========================================================================= ===================== ====================

Liabilities and equity
   Current liabilities                                                                  54,526            $  50,107
   Long-term debt and other liabilities                                                458,787              648,000
   Equity                                                                              264,287              188,731
========================================================================= ===================== ====================
   Total liabilities and equity                                                      $ 777,600            $ 886,838
========================================================================= ===================== ====================

WEI's share of equity                                                                $  63,156            $  53,803
Capitalized start-up costs                                                                   -                1,012
Other, net                                                                                (770)                (663)
========================================================================= ===================== ====================
WEI's investment in independent power operations                                     $  62,386            $  54,152
========================================================================= ===================== ====================

The Partnerships and the Company adopted Statement of Position No 98-5, Reporting the Costs of Start-Up Activities as of January 1, 1998. The statement requires companies to expense the costs of start-up activities as incurred. The statement also requires certain previously capitalized start-up costs to be charged to expense at the time of adoption and reported as the cumulative effect of a change in accounting principle. The cumulative effect on WEI's share of earnings of the Partnerships and the recognition of its start-up costs was $9,876,000 and was recorded separately in the Consolidated Statements of Operations.

The Company's capitalized start-up costs were being amortized straight-line over the term of the power contract for the related project.

         Income Statements
         For years ended December 31,                              1998             1997              1996
         ----------------------------------------------- --------------- ---------------- -----------------
                                 (in thousands)
         Revenues                                              $247,015         $270,887         $ 271,237
         Operating income                                       128,302          136,226           137,872
         =============================================== =============== ================ =================
         Net income                                            $252,191         $ 54,423          $ 55,382
         =============================================== =============== ================ =================

         WEI equity in earnings                                $ 64,465         $ 17,770          $ 15,335
         Cumulative effect of change in
            accounting principle                                 (9,876)               -                 -
         ----------------------------------------------- --------------- ---------------- -----------------
         WEI's share of earnings                               $ 54,589         $ 17,770          $ 15,335
         =============================================== =============== ================ =================

WEI performs project development and venture and asset management services for the partnerships and has recognized related revenues of $510,000, $531,000, and $499,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Management fees, net of related costs, are recorded as other income when the service is performed.

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

In October, 1998, the Southampton Partnership and Virginia Power entered into a settlement agreement which resolved these issues. The settlement provided for, among other items, payments by the Southampton Partnership to Virginia Power of $1,000,000 annually for the years 1999-2001, followed by a reduction in capacity payments from Virginia Power to the Southampton Partnership of $500,000 for the years 2002-2008. Following 2008, Virginia Power may elect to terminate its power purchases from the Southampton Partnership or continue to receive the $500,000 annual reduction in capacity payments for the remainder of the power purchase agreement. The settlement has been approved by the FERC.

A limited partner of LG&E-Southampton, L.P. has made a demand on the Southampton Partnership and the related LG&E and Westmoreland entities for reimbursement in the amount of $1,979,000 in connection with its share of the settlement. The Westmoreland entities anticipate making a similar demand against the LG&E entities in the amount of $3,000,000.

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

From May, 1994, through October, 1998, Virginia Power withheld approximately $14,800,000 of these capacity payments during periods of forced outages. To date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, The ROVA Partnership filed a complaint against Virginia Power seeking damages, contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the court granted this motion. The ROVA Partnership filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss the complaint. In November, 1995, Virginia Power filed with the court a motion for summary judgment, and a hearing on the motion was held in early December, 1995. In late January, 1996, the court denied Virginia Power's motion for summary judgment. Virginia Power filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted Virginia Power's second summary judgment motion and effectively dismissed the complaint. The ROVA Partnership appealed the Court's decision granting summary judgment to the Virginia Supreme Court. On June 6, 1997 the Virginia Supreme Court reversed the trial court's decision to grant Virginia Power's summary judgment motion and remanded the matter for trial. The case was tried on October 26, 1998. The trial judge requested the parties to submit post trial briefs and on December 2, 1998 entered judgment in the ROVA Partnership's favor for the amount of $14,800,000 plus interest for a total of $19,336,214. On December 21, 1998, Virginia Power posted its appeal bond and on December 29, 1998, noted its appeal of the Court's decision to the Virginia Supreme Court. The Court has not indicated whether it will hear the appeal. Due to the uncertainty of the appeal, the financial statements do not reflect any portion of this judgment.

Rensselaer - On June 30, 1998, LG&E - Westmoreland Rensselaer ("LWR"), completed the restructuring of the Rensselaer Project under the terms of a Master Restructuring Agreement with Niagara Mohawk. LWR received $157 million in cash as consideration for terminating its original Power Purchase Agreement. After satisfying project finance debt obligations and renegotiating project related contracts for fuel supply and transportation and steam supply, WEI's share of the remaining consideration was approximately $30 million, which it subsequently received. The LWR Partnership also entered into a ten year transition power supply agreement with Niagara Mohawk Power Corporation and retained ownership of the plant. LWR has recently been negotiating the sale of the remaining assets of the Rensselaer Project. The prospective purchaser would acquire the power plant, inventories, environmental permits, and the material operating contracts. The signing of a definitive purchase agreement could occur as early as late February, 1999, with closing of the transaction soon thereafter.

6.   Dominion Terminal Associates

Westmoreland Terminal Company ("WTC"), a wholly-owned subsidiary of the Company, has a 20% interest in Dominion Terminal Associates ("DTA"), a partnership formed for the construction and operation of a coal-storage and vessel-loading facility in Newport News, Virginia. DTA's annual throughput capacity is 22 million tons, and its ground storage capacity is 1.7 million tons. Each partner is responsible for its share of throughput and expenses at the terminal. Total throughput tons for DTA were 11,511,000, 14,075,000 and 16,440,000 for 1998, 1997 and 1996,
respectively. The Company currently leases the terminal's ground storage space and vessel-loading facilities to certain unaffiliated parties who are engaged in the export business and provides related support services.

The following is a summary of financial information for DTA:

Balance Sheets
December 31,                                                                              1998                 1997
------------------------------------------------------------------------- --------------------- --------------------
                                                                                              (in thousands)
Assets
   Current assets                                                                     $  4,816             $  5,705
   Non-current assets                                                                   86,175               89,484
========================================================================= ===================== ====================
   Total assets                                                                       $ 90,991            $  95,189
========================================================================= ===================== ====================

Liabilities and partners' deficit
   Current liabilities                                                                $  1,967             $  1,760
   Long-term debt and other liabilities                                                115,660              116,109
   Partners' deficit                                                                   (26,636)             (22,680)
========================================================================= ===================== ====================
   Total liabilities and partners' deficit                                            $ 90,991            $  95,189
========================================================================= ===================== ====================

WTC's share of partners' deficit                                                     $ (10,586)            $ (9,667)
DTA Bonds                                                                               26,560               26,560
Goodwill, net of amortization                                                            1,189                1,249
Impairment allowance                                                                   (12,164)                   -
Other, net                                                                                 476                  538
------------------------------------------------------------------------- --------------------- --------------------
Investment in DTA                                                                     $  5,475             $ 18,680
========================================================================= ===================== ====================

The Company is amortizing the goodwill using the straight-line method over 30 years.

Income Statements
For the Years ended December 31,                                    1998                  1997                 1996
-------------------------------------------------------- ---------------- --------------------- --------------------
                                                                               (in thousands)
Contribution from Partners                                      $ 15,393              $ 20,164             $ 21,354
Total expenses                                                    19,349                22,789               24,294
======================================================== ================ ===================== ====================
Excess of expenses over partners' contributions                 $ (3,956)             $ (2,625)            $ (2,940)
======================================================== ================ ===================== ====================

Revenues from DTA                                                $ 2,890              $  4,201             $  4,640
Company share of DTA costs                                         2,796                 3,321                3,813
-------------------------------------------------------- ---------------- --------------------- --------------------
Equity in earnings from DTA                                       $   94               $   880              $   827
======================================================== ================ ===================== ====================

WTC and the  Company  have a joint  and  several  obligation  for  interest  and principal obligations with respect to its share of certain DTA bonds ($26,560,000 principal amount at December 31, 1998 and 1997). These obligations were supported by a letter of credit on which the Company was the ultimate obligor. In 1994, the Company was in violation of certain covenant requirements in connection with the DTA letter of credit. As a result, on June 9, 1994 the DTA letter of credit was drawn. The proceeds of the draw were used to purchase $26,560,000 (par value) of DTA bonds. The Company repaid the amounts drawn under the DTA letter of credit on December 22, 1994. The $26,560,000 of DTA bonds are now owned by WTC and have been accounted for as an increase in the investment in DTA.

The  Company  actively  markets  its 20%  share  of the  terminal's  facilities.
Accordingly, the Company's equity in earnings (share of losses) from DTA represents the revenue received net of the Company's share of the expenses incurred attributable to the terminal's coal-storage and vessel loading operations.

The DTA partners have a Throughput and Handling Agreement whereby WTC is committed to fund its proportionate share of DTA's operating expenses and capital expenditures. WTC's total cash funding requirements, were $1,877,000, $2,883,000 and $3,187,000 for 1998, 1997 and 1996, respectively.

In 1998, the Company recognized a $12,164,000 impairment charge relating to its investment in DTA to reduce its carrying value to its estimated fair value. DTA is dependent upon its customer's coal export business to maintain an acceptable level of throughput. The coal export business has recently experienced a significant decline due to intense competitive pressure from coal suppliers in other nations. At this time the Company does not believe that those competitive pressures will abate in the near term. The fair value assigned to DTA was based on a recently completed sale of a similar nearby terminal.

7.   Debt

The Company's debt is summarized as follows:

December 31,                                                                               1998                1997
---------------------------------------------------------------------------- ------------------- -------------------
                                                                                                 (in thousands)
WRI:
Long term debt subject to compromise                                                     $    -             $ 1,607
Contracts for deed and mortgage notes payable with interest rates ranging from 4% to 7%, net of unamortized discount of $169,000 in 1998 and $220,000 in 1997, secured by property plant and
  equipment                                                                               1,762                 458
---------------------------------------------------------------------------- ------------------- -------------------
Total debt                                                                                1,762               2,065
Less current installments (including $122,000 subject to
   compromise in 1997)                                                                      200                 173
============================================================================ =================== ===================
Long-term debt, less current installments                                               $ 1,562             $ 1,892
============================================================================ =================== ===================

The secured contracts for deed and mortgage notes payable by WRI are secured by land and surface rights with a net book value of $1,444,000 at December 31, 1998.

All long term debt subject to compromise at December 31, 1997, was brought current on January 4, 1999. On that date all arrearages, with interest, were paid.

Principal payments due on long-term debt, for the next five years and thereafter are as follows:

Year Ending                                                       Amount
----------------------------------------------------- -------------------
                                                           (in thousands)
December 31, 1999                                                  $ 200
December 31, 2000                                                    220
December 31, 2001                                                    241
December 31, 2002                                                    265
December 31, 2003                                                    291
After December 31, 2003                                              545
----------------------------------------------------- -------------------

8.   Workers' Compensation Benefits

The Company was self-insured for workers' compensation benefits prior to and through December 31, 1995. Beginning in 1996, the Company is covered by third party insurance for new workers' compensation claims and is no longer self-insured. Based on updated actuarial and claims data, $469,000 was credited to earnings in 1998, $753,000 was charged to earnings in 1997 and $1,300,000 was credited to earnings during 1996. The cash payments for workers' compensation benefits were $3,540,000, $3,752,000, and $5,010,000 in 1998, 1997 and 1996,
respectively.

The Company was required to obtain surety bonds in connection with its self-insured workers' compensation plan. The Company's surety bond underwriter required cash collateral for such bonding. As of December 31, 1998 and 1997, $4,140,000 and $6,665,000 respectively, was held in the cash collateral account.

In connection with its dismissal from bankruptcy, the Company has been engaged in settlement discussions with the Commonwealth of Virginia and the State of West Virginia. Under the settlement with the Commonwealth of Virginia, the Company will post a new bond in the amount of approximately $8,000,000 and resume paying benefits directly. The outcome of these discussions with the State of West Virginia is unknown at this time.

The workers compensation benefits obligation was classified as a liability subject to compromise in 1997. During the bankruptcy proceedings, workers' compensation claims were paid out of the surety bond cash collateral account.

9.    Pneumoconiosis (Black lung) Benefits

The Company is self-insured for federal and state pneumoconiosis benefits for current and former employees and has established an independent trust to pay these benefits.

The following table sets forth the funded status of the Company's obligation:

       December 31,                                                                     1998            1997
       ------------------------------------------------------------------ ------------------- ---------------
                                                                                            (in thousands)
       Actuarial present value of benefit obligation:
          Expected claims from terminated employees                                 $ 10,726       $  11,900
          Claimants                                                                   17,878          17,900
       ------------------------------------------------------------------ ------------------- ---------------
       Total present value of benefit obligation                                      28,604          29,800
       Plan assets at fair value, primarily government-backed
          securities                                                                  39,495          41,500
       ------------------------------------------------------------------ ------------------- ---------------
       Excess of trust assets over pneumoconiosis benefit
          obligation                                                                $ 10,891       $  11,700
       ================================================================== =================== ===============

The discount rate used in determining the accumulated pneumoconiosis benefit as of December 31, 1998 and 1997 was 6.75% and 7.0%, respectively.

As a result of the closing down of the Company's eastern coal operations (as discussed in Notes 3 and 4) and the termination of all employees eligible for pneumoconiosis benefits, the Company changed its method of accounting for pneumoconiosis benefits during the fourth quarter of 1996, and applied such change retroactively to January 1, 1996. Previously, the Company accrued for the projected costs of pneumoconiosis benefits, on an actuarial basis, over the period which benefits were expected to be paid. Under the newly adopted method of accounting, the Company recognizes all actuarial gains or losses related to the pneumoconiosis benefit obligation in the period in which they occur. The cumulative effect of the change at January 1, 1996 was a credit of $14,372,000. Adoption of this new accounting method decreased net income by $2,562,000 in 1996. Management believes the newly adopted accounting method is preferable since, with the shutdown of its eastern operations, new obligations for pneumoconiosis benefits will not be incurred.

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

The Company maintains three plans subject to FAS 106: the Salaried Plan, the 1993 Wage Agreement Plan, and the 1992 Plan. The Salaried Plan provides certain health and life insurance benefits for salaried retired employees and their dependents. The 1993 Wage Agreement Plan is the plan that resulted from the 1993 Wage Agreement between the Company and the UMWA. That agreement required the Company to establish and provide health care benefits under an individual employer plan for age- and service-eligible employees (and their dependents) who retired during the term of the 1993 Wage Agreement. The 1992 Plan was established as a result of the Coal Act. The Company is required to provide health care benefits for beneficiaries (and their dependents) who were age- and service-eligible to receive benefits under the Coal Act as of February 1, 1993, and who retired before October 1, 1994.

Prior to 1997, the calculation of the present value of the Company's obligation under the 1993 Wage Agreement assumed that the Company would enter into successor wage agreements to the 1993 Wage Agreement and would thereby continue to provide retiree health benefits to such beneficiaries. During 1997, the Company determined that it would not need to enter into a successor wage agreement. Accordingly, the Company reduced the liability for the 1993 Wage Agreement and recorded a curtailment gain of $14,199,000 in 1997, which has been recorded as a component of unusual credits.

The UMWA contests the Company's right to terminate benefits at the expiration of the collective bargaining agreement and further asserts that former employees will be entitled to such benefits as they reach age 55. As a condition for not opposing dismissal of the bankruptcy, the UMWA demanded and pursuant to the terms of the Master Agreement discussed in Note 1, the Company agreed to continue to provide benefits to participants of the 1993 Wage Agreement for a period of five years from the dismissal of the bankruptcy. The estimated present value of the Company's obligation to provide these benefits for the five year period was charged to expense in 1998 as an unusual charge. At the expiration of such five year period, the Company is free to initiate litigation contesting its obligation to continue to provide such benefits, and the Company will continue to provide such benefits after the expiration of the five year period until it obtains a ruling from a Court of competent jurisdiction that it is not obligated to provide such benefits. The Company currently expects that it will be necessary to litigate this matter at the conclusion of the five year period. On the advice of counsel, management believes that the Company should prevail in any such litigation, although, as in any litigation, there can be no assurance. Should the UMWA's position be ultimately upheld, the Company would be required to provide retiree health benefits to such beneficiaries after the expiration of the five year period. The estimated present value of this contingent liability, calculated as of December 31, 1998, is approximately $11,600,000.

The  following  table sets forth the actuarial  present value of  postretirement
benefit   obligations  and  amounts   recognized  in  the  Company's   financial
statements:

                                        Salaried Plan            1993 Wage Agreement               1992 Plan
                                 --------------------------- --------------------------- ----------------------------
-------------------------------- ------------- ------------- ------------ -------------- ------------- --------------
December 31,                             1998          1997         1998           1997          1998           1997
-------------------------------- ------------- ------------- ------------ -------------- ------------- --------------
                                                                   (in thousands)
Assumptions:

Discount rate                           6.75%         7.00%        6.75%          7.00%         6.75%          7.00%

Change in benefit obligation:

Net benefit obligation at
  beginning of year                    10,505         8,592       33,418         48,386       114,406        100,078
Service cost                               57            48            -              -             -              -
Interest cost                             701           737        2,461          2,250         7,721          7,893
Plan amendments                             -             -       1 ,865              -             -              -
Actuarial (gain) loss                     148         2,166        1,688         (2,135)       19,997          6,435
Curtailments                                -             -            -        (14,199)            -              -
Gross benefits paid                      (788)       (1,038)        (725)          (884)            -              -
-------------------------------- ------------- ------------- ------------ -------------- ------------- --------------
                                       10,623        10,505       38,707         33,418       142,124        114,406

Change in plan assets:

Employer contributions                    788         1,038          725            884             -              -
Gross benefits paid                      (788)       (1,038)        (725)          (884)            -              -
-------------------------------- ------------- ------------- ------------ -------------- ------------- --------------
Fair value of plan assets at end
  of year                                   -             -            -              -             -              -

Funded status at end of year          (10,623)      (10,505)     (38,707)       (33,418)     (142,124)      (114,406)
Unrecognized net actuarial
(gain)                                 (3,207)       (3,526)       3,040          1,351        33,492         14,305
  loss
Unrecognized prior service cost             -             -            -              -             -              -
Unrecognized net transition
  obligation (asset)                    1,732         1,856            -              -        55,670         59,632
================================ ============= ============= ============ ============== ============= ==============
Net amount recognized at end of
  year  (recorded as accrued
  benefit cost in the
accompanying                          (12,098)      (12,175)     (35,667)       (32,067)      (52,962)       (40,469)
  balance sheet)
================================ ============= ============= ============ ============== ============= ==============


(1) This includes $16,518,000 classified as Consent judgment payment obligations in the accompanying balance sheet. Refer to Note 12.

The components of net periodic postretirement benefit cost are as follows:

                                    Salaried Plan            1993 Wage Agreement                1992 Plan
---------------------------- --------------------------- --------------------------- -------------------------------
Year ended
   December 31,                 1998     1997      1996     1998     1997      1996     1998       1997        1996
---------------------------- -------- -------- --------- -------- -------- --------- -------- ---------- -----------
                                                               (in thousands)
Assumptions:

Discount rate                  6.75%    7.00%     7.50%    6.75%     7.00%    7.50%    6.75%      7.00%       7.50%

Components of net periodic benefit cost:

Service cost                    $ 56     $ 48     $  66     $  -     $   -     $  -    $   -      $   -       $   -
Interest cost                    701      737       614    2,461     2,250    3,469    7,721      7,893       7,103
Amortization of:
 Transition obligation           124      124       124        -         -        -    3,976      3,976       3,976
 Prior service cost                -        -         -    1,865         -        -        -          -           -
 Actuarial (gain) loss          (170)    (196)     (266)       -         -      109      812        485         199
============================ ======== ======== ========= ======== ========= ======== ======== ========== ===========
Total net periodic benefit
  cost                         $ 711    $ 713     $ 538  $ 4,326   $ 2,250  $ 3,578  $12,509   $ 12,354     $11,278
============================ ======== ======== ========= ======== ========= ======== ======== ========== ===========

Sensitivity of retiree welfare results:

Effect of a one percentage
point increase in assumed
health care cost trend

 - - on total service and
  interest cost components        44        -         -      444         -        -      903          -           -

 - - on postretirement
  benefit obligation             428        -         -    6,875         -        -   13,190          -           -


Effect of a one percentage
  point decrease in assumed
  health care cost trend

 - - on total service and
  interest cost components       (44)       -         -     (444)        -        -     (903)         -           -

 - - on postretirement
  benefit obligation            (428)       -         -   (6,875)        -        -   (13,190)        -           -


Postretirement benefits include medical benefits for retirees and their spouses (and Medicare Part B reimbursement for certain retirees) and retiree life insurance.

The health care cost trend assumed on covered charges were 6.0%, 6.5%, and 7.0% for 1998, 1997 and 1996, respectively decreasing to an ultimate trend of 5.0% in 2001 and beyond.

Cash  payments  for  medical  and  life  insurance   benefits  were  $1,452,000,
$1,823,000, and $8,929,000 in 1998, 1997 and 1996, respectively.

All postretirement benefit obligations were liabilities subject to compromise on December 31, 1997.



Multiemployer Plan

Until December, 1996, and before the commencement of the Chapter 11 cases for the Debtor Corporations, the Company made payments to the Combined Benefit Plan, which is a multiemployer health plan neither controlled nor administered by the Company. The Combined Benefit Plan is designed to pay benefits to UMWA workers (and dependents) who retired prior to 1976. Prior to February 1993, the amount paid by the Company was based on hours worked or tons processed (depending on the source of the coal) in accordance with the national contract with the UMWA. Beginning February 1993 the Company was required by the Coal Act to make monthly premium payments into the Combined Benefit Plan. These payments were based on the number of beneficiaries assigned to the Company, the Company's UMWA employees who retired prior to 1976 and the Company's pro-rata assigned share of UMWA retirees whose companies are no longer in business. The net present value of the Company's future cash payments is estimated to be $36,200,000. The Company expenses payments to the Combined Benefit Plan when they are made.

As a result of the bankruptcy, no payments were made during 1998 or 1997. Payments of $2,805,000 were made in 1996. In January, 1999, in accordance with the Master Agreement, the Company made payments totaling $19,408,000 to the Combined Benefit Plan. This payment included $15,715,000 for delinquent premiums, $2,178,000 for interest on those premiums and $1,515,000 for premiums due for the first three months of 1999, discounted at 6%. The delinquent premiums and interest were recognized as expense in 1998. The Company will resume monthly payments to the Combined Benefit Plan beginning in April, 1999.

All of the postretirement medical and life insurance benefit obligations discussed above were classified as liabilities subject to compromise in 1997.

11.   Retirement Plans

Defined Benefit Pension Plans

During 1997, the Company elected to terminate its over-funded non-contributory defined benefit pension plan. Pension income for 1997 included a gain on termination of approximately $1,512,000. Upon termination of the plan, the excess fund assets reverted to the Company. The reversion to the Company was approximately $13,040,000, net of excise taxes payable of $3,135,000. The Company received $12,540,000 of the funds and paid the excise taxes in February, 1998. The remaining $500,000 is being held in escrow to pay any final termination costs related to the plan.

Simultaneously with the termination of this plan, the Company adopted a new plan that provides for essentially the same benefits as the old plan for current employees. For the purpose of the benefit calculation under the new plan, credited service under the old plan is combined with credited service under the new plan and a benefit amount is calculated. The amount of the accrued benefit under the old plan, calculated as of the old plan termination date, is subtracted to arrive at the benefit amount payable under the new plan.

Benefits are based on years of service and the employee's average annual compensation for the highest five continuous years of employment as specified in the plan agreement. The Company's funding policy is to contribute annually the minimum amount prescribed, as specified by applicable regulations. Prior service costs and actuarial gains are amortized over plan participants' expected future period of service using the straight-line method.

Supplemental Executive Retirement Plan

Effective January 1, 1992 the Company adopted the Westmoreland Coal Company Supplemental Executive Retirement Plan ("SERP"). The SERP is an unfunded non-qualified deferred compensation plan which provides benefits to certain employees that are not eligible under the Company's defined benefit pension plan beyond the maximum limits imposed by the Employee Retirement Income Security Act ("ERISA") and the Internal Revenue Code.

The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the periods ending December 31, 1998 and 1997 and the amounts recognized in the Company's financial statements for both the defined benefit pension and SERP Plans:

                                                   Qualified Pension Benefits               SERP Benefits
  -------------------------------------------- ----------------- ----------------- ---------------- ----------------
  December 31,                                             1998              1997             1998             1997
  -------------------------------------------- ----------------- ----------------- ---------------- ----------------
                                 (in thousands)
  Assumptions:

  Discount rate                                           6.75%             7.00%            6.75%            7.00%
  Expected return on plan assets                          9.00%             9.00%            9.00%            9.00%
  Rate of compensation increase                           5.00%             5.00%            5.00%            5.00%

  Change in benefit obligation:

  Net benefit obligation at beginning of year             1,429            54,632            1,349            1,266
  Service cost                                              183               185               56               59
  Interest cost                                              89             3,959               86               86
  Actuarial gain                                           (271)                -              (98)             (62)
  Settlements                                                 -             8,159 1              -                -
  Gross benefits paid                                       (12)          (65,506)2              -                -
  -------------------------------------------- ----------------- ----------------- ---------------- ----------------
  Net benefit obligation at end of year                   1,418             1,429            1,393            1,349

  Change in plan assets:

  Fair value of plan assets at beginning of
    year                                                  5,225            84,177                -                -
  Actual return on plan assets                              273             5,220                -                -
  Gross benefits paid                                       (11)          (84,172)3              -                -
  -------------------------------------------- ----------------- ----------------- ---------------- ----------------
  Fair value of plan assets at end of year                5,487             5,225                -                -

  Funded status at end of year                            4,069             3,796           (1,393)          (1,349)
  Unrecognized net actuarial gain                          (507)             (490)            (563)            (517)
  Unrecognized prior service cost                           222               264              577              693
  Unrecognized net transition asset                         (36)              (42)               -                -
  -------------------------------------------- ----------------- ----------------- ---------------- ----------------
  Net amount recognized at end of year                    3,748             3,528           (1,379)          (1,173)

  Amounts recognized in the accompanying balance sheet consist of:

        Prepaid benefit cost                              3,748             3,528                -                -
        Accrued benefit cost (included in
          other liabilities)                                  -                 -           (1,379)          (1,173)
  ============================================ ================= ================= ================ ================
        Net amount recognized at end of year              3,748             3,528           (1,379)          (1,173)
  ============================================ ================= ================= ================ ================

1 Represents additional PBO created in order to purchase annuities and pay lump sums ($62,789,000 - $54,630,000). 2 Represents purchase of annuities, payment of lump sums, and regular monthly payments. 3 Represents purchase of annuities, payment of lump sums, regular monthly payments, related expenses, and reversion to Company The components of net periodic pension cost (benefit) are as follows:


                                          Qualified Pension Benefits                      SERP Benefits
---------------------------------- ------------- ------------- ------------- ------------ ------------- -------------
Year ended December 31,                    1998          1997          1996         1998          1997          1996
---------------------------------- ------------- ------------- ------------- ------------ ------------- -------------
                                                                    (in thousands)
Assumptions:

Discount rate                             6.75%         7.00%         7.50%        6.75%         7.00%         7.50%
Expected return on plan assets            9.00%         9.00%         9.00%        9.00%         9.00%         9.00%
Rate of compensation increase             5.00%         5.00%         5.00%        5.00%         5.00%         5.00%

Components of net periodic
  benefit cost

Service cost                             $  183        $  185        $  267       $   56        $   59        $   59
Interest cost                                88         3,958         4,103           86            86            79
Expected return on assets                  (491)       (7,393)       (7,370)           -             -             -
Amortization of:
   Transition asset                          (6)         (284)         (285)           -             -             -
   Prior service cost                        42            42            42          116           116           116
   Actuarial gain                           (36)         (543)         (358)         (52)          (45)          (43)
================================== ============= ============= ============= ============ ============= =============
Total net periodic pension cost
   (benefit)                             $ (220)      $(4,035)      $(3,601)      $  206        $  216        $  211
================================== ============= ============= ============= ============ ============= =============

The SERP obligation was a liability subject to compromise at December 31, 1997. The bankruptcy dismissal had no effect on SERP benefits.

1974 UMWA Pension Plan

The Company was required under the 1993 Wage Agreement to pay amounts based on hours worked or tons processed (depending on the source of the coal) in the form of contributions to the 1974 UMWA Pension Plan with respect to UMWA represented employees. The 1974 UMWA Pension Plan is neither controlled nor administered by the Company.

Under the Multiemployer Pension Plan Act ("MPPA"), a company contributing to a multiemployer plan is liable for its share of unfunded vested liabilities upon withdrawal from the plan. In connection with the cessation of mining operations described in Note 4, the Company recorded an estimate of the liability the Company would incur upon withdrawal from the 1974 UMWA Pension plan. The actuarial estimate of this obligation decreased by $6,000,000 in 1996, which was reflected as an unusual credit to earnings in 1996. The 1974 UMWA Pension Plan has not provided the Company with an updated actuarial estimate of the withdrawal liability calculated as of June 30, 1998, the date of the asset valuation the Company believes should be used to determine the actual withdrawal liability, in accordance with the provisions of MPPA. The Company is contesting this withdrawal liability through arbitration. In accordance with MPAA, the Company must amortize this withdrawal liability, with interest, during the arbitration process by making payments of approximately $172,500 per month. These payments are recoverable to the extent the final assessed amount is less than the amounts paid.

12.   Consent JUDGMENT and other dismissal obligations

On January 4, 1999, pursuant to the consent judgments described in Note 1, the Company paid the Combined Benefit Fund and the 1992 Benefit Plan $17,230,000 and $16,518,000, respectively, plus interest of $5,258,000 for a total of $39,006,000. Included in the amount paid to the Combined Benefit Fund was a prepayment of approximately $1,515,000 for the first quarter of 1999. The Master Agreement also required certain other payments to general pre-petition creditors, the reimbursement of bankruptcy related costs incurred by the Funds and an annual installment to the 1974 UMWA Pension. These amounts were $5,686,000 (including interest), $4,000,000, and $1,606,000 (including interest), respectively. The total amount paid on January 4, 1999, for all obligations was $50,288,000. Of this amount $26,306,000 was charged to expense in 1998. Other than the consent judgment obligations, all remaining dismissal related liabilities are classified at December 31, 1998, as accounts payable and accrued liabilities.

13.   Income Taxes (Benefit)

As discussed in Note 2, on October 1, 1996, the Company increased its ownership in WRI to 80%, the threshold for including WRI in the Company's consolidated income tax return. WRI filed a separate tax return for the nine months ended September 30, 1996 and the Company was not able to offset the Company's net operating loss carryforwards against WRI's taxable income for that period.

Income tax expense attributable to income (loss) before income taxes consists of:

                                                1998        1997         1996
-------------------------------------- -------------- ----------- ------------
                                 (in thousands)
Federal:
   Current                                   $ 3,687       $   -       $1,150
   Deferred                                        -           -         (579)
-------------------------------------- -------------- ----------- ------------
                                             $ 3,687           -          571
State:
   Current                                       100           -            4
   Deferred                                        -           -            -
-------------------------------------- -------------- ----------- ------------
                                                   -           -            4
-------------------------------------- -------------- ----------- ------------
Income tax expense                           $ 3,787       $   -        $ 575
====================================== ============== =========== ============

Income tax expense attributable to income (loss) before income taxes differed from the amounts computed by applying the statutory Federal income tax rate of 34% to pretax income (loss) from continuing operations as a result of the following:


                                                                               1998            1997            1996
---------------------------------------------------------------------- ------------- --------------- ---------------
                                                                                      (in thousands)

Computed tax expense (benefit) at statutory rate                           $ (  939)        $ 9,573        $ 13,232
Increase (decrease) in tax expense resulting from:
   Percentage depletion                                                        (807)           (402)           (206)
   State income taxes, net                                                        -               -               -
 Change in valuation
      allowance for net deferred tax assets                                   5,676         ( 8,657)        (12,255)
Other                                                                          (143)           (514)           (196)
====================================================================== ============= =============== ===============
Income tax expense (benefit)                                                $ 3,787          $    -          $  575
====================================================================== ============= =============== ===============


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                                             1998             1997
------------------------------------------------------------------------------------ -------------- ----------------
Deferred tax assets:                                                                             (in thousands)
Net operating loss carryforwards                                                          $ 38,750         $ 76,484
Alternative minimum tax credit carryforwards                                                 3,702                -
Investment tax credit carryforwards                                                          2,594            4,500
Capital loss carryforwards                                                                   1,933                -
DTA impairment                                                                               4,136                -
Independent power projects transactions recorded for tax purposes                           18,316                -
Deferred income                                                                                117              117
Accruals for the following:
   Workers' compensation                                                                     7,186            8,028
   Postretirement benefit obligation                                                        40,011           28,979
   Pneumoconiosis benefits                                                                   5,273            4,926
   Reorganization expenses                                                                   1,776                -
   Reclamation costs                                                                         1,506            1,436
   Other accruals                                                                             (642)          (2,346)
------------------------------------------------------------------------------------ -------------- ----------------
Total gross deferred assets                                                                124,658          122,124
Less valuation allowance                                                                  (111,638)        (105,962)
------------------------------------------------------------------------------------ -------------- ----------------
Net deferred tax assets                                                                   $ 13,020         $ 16,162
------------------------------------------------------------------------------------ -------------- ----------------


Deferred tax liabilities:

Plant and equipment, differences due to depreciation and amortization                     $(12,807)       $ (13,983)
Prepaid pension cost                                                                             -           (1,966)
Advanced royalties, capitalized for financial purposes                                        (110)            (110)
Unamortized discount on long-term debt for financial purposes                                 (103)            (103)
------------------------------------------------------------------------------------ -------------- ----------------
Total gross deferred tax liabilities                                                       (13,020)         (16,162)
------------------------------------------------------------------------------------ -------------- ----------------
Net deferred tax liability                                                                $      -        $       -
==================================================================================== ============== ================

The Company and subsidiaries have available net operating loss carryforwards to reduce future taxable income and investment tax credit carryforwards to offset future taxes payable. Following are the expiration date and amounts of the net operating loss carryforwards for both regular and alternative minimum tax purposes:

               -------------------- -------------- --------------
                     Expiration Date Regular Tax Minimum Tax
               -------------------- -------------- --------------
                                                   (in thousands)

                     2007                  7,409              -
                     2008                 13,014              -
                     2009                  4,754              -
                     2010                 51,986              -
                   fter 2011              36,807
               -------------------- -------------- --------------
                     Total              $113,970          $   -
               ==================== ============== ==============

The Company has investment tax credit carryforwards of $2,594,000 which expire by the year 2000.

14.   Capital Stock

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The seventeen quarterly dividends which are in arrears (dividend payment dates July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1, 1996, January
1, 1997, April 1, 1997, July 1, 1997, October 1, 1997, January 1, 1998, April 1,
1998, July 1, 1998,  October 1, 1998, and January 1, 1999) amount to $20,772,000 in the aggregate ($36.13 per preferred share or $9.03 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are in arrears are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000).
The Company had shareholders' equity at September 30, 1998 of $21,845,000.

As a result of the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, the Company was prohibited from paying dividends, either common or preferred. The terms of the Master Agreement, including various financial covenants over the next six years, discussed in Note 1 to the Consolidated Financial Statements, further prohibit the payment of dividends, either common or preferred, until after June 30, 1999, in any event.

15.   Incentive Stock Option and Stock Appreciation Rights Plans

As of December 31, 1998, the Company had options, stock appreciation rights and restricted stock outstanding from three Incentive Stock Option and Stock Appreciation Rights Plans for employees.

The plans provide for three types of incentive awards: incentive stock options ("ISOs"), stock appreciation rights ("SARs") and restricted stock. The 1982 and 1985 Plans provide for the granting of ISOs and SARs and the 1995 Plan provides for the granting of ISOs and restricted stock. The 1985 and 1995 Plans also provide for the grant of non-qualified options, if so designated, and contains the terms specified for non-qualified options. A SAR gives the holder the right to receive, without payment to the Company, its "value" in cash. The "value" of an SAR for this purpose will be the excess, if any, of the fair market value of one share of common stock of the Company on the date the right is exercised over the exercise price of the SAR. Restricted stock is an award payable in shares of common stock subject to forfeiture under certain conditions. ISOs granted under the Plans may not have an option price that is less than the fair market value of the stock on the date of grant. ISOs and SARs under the 1982 and 1985 Plans may not be exercised until two years from the date of grant as to 50% of the total number granted and as to the remaining 50% not until three years from the date of grant; the right to exercise ISOs and SARs terminates after eight years from the date of grant. The maximum number of shares of the Company's common stock and SARs that may be issued or granted under the Plans is as follows:


                                                         1982 Plan           1985 Plan         1995 Plan
         ------------------------------------------ --------------------- ----------------- ----------------
         Shares of common stock                           200,000             400,000           350,000
         Stock appreciation rights                        470,000             940,000             N/A
         ------------------------------------------ --------------------- ----------------- ----------------

The 1982 Plan expired on January 4, 1992, and the 1985 Plan expired on January 7, 1995. Therefore, no further ISOs or SARs may now be granted from either of those plans. Information for 1998, 1997 and 1996 with respect to the Plans is as follows:

                                                                                                           Weighted
                                                                          Stock                Stock        Average
                                               Issue Price    Restricted  Option        Appreciation       Exercise
                                                     Range         Stock    Shares            Rights          Price
------------------------------------------ ---------------- ------------- ----------- --------------- --------------
Outstanding at December 31, 1995              $ 2.63-18.50        5,000      545,899          2,766         $ 6.89
Expired or forfeited in 1996                  $ 2.63-18.50            -      (56,342)             -         $ 6.93
------------------------------------------ ---------------- ------------- ----------- --------------- --------------
Outstanding at December 31, 1996              $ 2.63-18.50        5,000      489,557          2,766         $ 6.88
Expired or forfeited in 1997                  $ 2.63-14.50            -     (140,471)        (2,766)        $ 6.10
========================================== ================ ============= =========== =============== ==============
Outstanding at December 31, 1997
  and 1998                                    $ 2.63-18.50        5,000      349,086              -         $ 7.20
========================================== ================ ============= =========== =============== ==============

On January 26, 1999, 95,000 shares of restricted stock and 95,000 shares of stock options were granted to officers and employees. The options were granted at an exercise price of $4.00 per share and are exercisable upon grant.

In 1996, the shareholders adopted a stock option plan for directors. The plan provides for the grant of non-qualified stock options to directors. These options give the directors the right to purchase from the Company a specified number of shares of the Company's common stock for a specified price during a specified period. The maximum number of shares of the Company's common stock that may be issued or granted under the plan is 350,000 and the options expire ten years after the date of grant. Options granted pursuant to this plan vest 25% per year over a four year period, so that 25% vest after the first year, another 25% after the second year, another 25% after the third year and the final 25% after the fourth year. Options granted during a director's period of active service continue to vest pursuant to this schedule if a director leaves the board due to reaching retirement age. In the event of a change of control of the Company, any option that was not previously exercisable and vested will become fully exercisable and vested. Information for 1998, 1997 and 1996 with respect to the plan is as follows:

                                                                                          Weighted
                                                                            Stock          average
                                                      Issue Price          Option         Exercise
                                                            Range          Shares            Price
          --------------------------------------- ------------------ ---------------- --------------
          Outstanding at December 31, 1995                      -               -                -
          Granted in 1996                             $ 3.00 - 3.88       140,000           $ 3.75
          --------------------------------------- ------------------ ---------------- --------------
          Outstanding at December 31, 1996            $ 3.00 - 3.88       140,000           $ 3.75
          Granted in 1997                             $ 1.00               70,000           $ 1.00
          --------------------------------------- ------------------ ---------------- --------------
          Outstanding at December 31, 1997            $ 1.00 - 3.88       210,000           $ 2.83
          Granted in 1998                             $ 1.69               70,000           $ 1.69
          ======================================= ================== ================ ==============
          Outstanding at December 31, 1998            $ 1.00 - 3.88       280,000           $ 2.55
          ======================================= ================== ================ ==============


The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans consistent with the FASB Statement 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                               1998               1997                1996
       ----------------------------------------- ------------------- ------------------ -------------------
                      (in thousands, except per share data)
       Net Income (loss):
           As reported                                    $(11,436)           $ 23,268            $ 33,455
           Pro forma                                      $(11,788)           $ 22,986            $ 33,291

       Basic and diluted income (loss) per share:
           As reported                                     $ (1.64)            $  3.34             $  4.80
           Pro forma                                       $ (1.69)            $  3.30             $  4.78
       ----------------------------------------- ------------------- ------------------ -------------------


The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions used for options granted:


                                        Dividend       Expected      Risk-Free Interest      Expected Life
                                          Yield       Volatility         Rate Range           (in years)
       ------------------------------ -------------- ------------- ----------------------- ------------------
       Options granted in 1995              0            124%              5.59%                   8
       Options granted in 1996              0            138%          6.63% - 6.77%               5
       Options granted in 1997              0            681%              6.54%                   5
       Options granted in 1998              0            718%              5.64%                   5
       ------------------------------ -------------- ------------- ----------------------- ------------------

16.  Business Segment Information

The Company's operations have been classified into three segments: coal, independent power operations and terminal operations. The coal segment includes the production and sale of coal from the Powder River Basin in eastern Montana. It also includes coal mining operations in the eastern United States which were idled in the third quarter of 1995. The independent power operations includes the ownership of interests in cogeneration and other non-regulated independent power plants. The terminal operation segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility.
Summarized financial information by segment for 1998, 1997 and 1996 is as follows:


                                                 Independent       Terminal                Discontinued
                                        Coal           Power      Operation   Corporate      Operations        Total
------------------------------- ------------- --------------- -------------- ----------- --------------- ------------

1998
Revenues                             $44,010       $  64,465         $   94      $    -          $    -     $108,569
Earnings of equity
   investees                                          64,465             94                                   64,559
                                           -                                          -               -
Operating income (loss)                1,918          61,805           (985)    (45,666)              -       17,072
Depreciation, depletion and
   amortization                        1,472              39            648         130               -        2,289
DTA impairment charge                      -               -         12,164           -               -       12,164
Interest expense                         270              70              9       5,029               -        5,378
Interest income                          674           1,917             87         916               -        3,594
Investment in equity
   investees                               -          62,386          5,475           -               -       67,861
Total assets                          61,555         124,617          7,040      22,394               -      215,606
Capital expenditures                   2,935               8              -           2               -        2,945


1997
Revenues                              47,182          17,770            880           -               -       65,832
Earnings of equity
   investees                               -          17,770            880           -               -       18,650
Operating income (loss)                2,593          15,126           (615)     16,516               -       33,620
Depreciation, depletion and
   amortization                        1,499              96             60          60             139        1,854
Interest expense                         180             113              -          27               -          320
Interest income                          381             551             68         552               -        1,552
Investment in equity
   investees                               -          54,152         18,680           -               -       72,832
Total assets                          53,420          70,546         20,683      37,348               -      181,997
Capital expenditures                     151               8              -          15               -          174


1996
Revenues                              44,152          15,335            827           -               -       60,314
Earnings of equity
   investees                               -          15,335            827           -               -       16,162
Operating income (loss)               (1,305)         13,569           (611)    (12,497)              -         (844)
Depreciation, depletion and
   amortization                        1,687             100             73         129             347        2,336
Interest expense                         196              91              -         113               -          400
Interest income                          168             438             61         788               -        1,455
Investment in equity
   investees                               -          51,386         19,841           -               -       71,227
Total assets                          46,495          53,276         20,636      25,786           7,778      153,971
Capital expenditures                     338              28              -          85             213          664
------------------------------- ------------- --------------- -------------- ----------- --------------- ------------

Reconciliation of operating income to income from continuing operations before income taxes:

                                                          Independent     Terminal
                                               Coal             Power    Operation      Corporate         Total
------------------------------------ --- ----------- ----------------- ------------ -------------- -------------

1998
Operating income                            $ 1,918          $ 61,805       $ (985)     $ (45,666)     $ 17,072
Gains on sale of assets                           -                 -            -            475           475
Interest expense                               (270)              (70)          (9)        (5,029)       (5,378)
Interest income                                 674             1,917           87            916         3,594
Minority interest                              (775)                -            -              -          (775)
Other income                                     35                 -            -          1,964         1,999
Reorganization costs                              -                 -            -         (9,872)       (9,872)
                                         =========== ================= ============ ============== =============
Income from continuing
  operations before income taxes            $ 1,582          $ 63,652       $ (907)     $ (57,212)      $ 7,115
                                         =========== ================= ============ ============== =============


1997
Operating income                            $ 2,593          $ 15,126       $ (615)     $  16,516      $ 33,620
Gains on sale of assets                           -                 -            -            969           969
Interest expense                               (180)             (113)           -            (27)         (320)
Interest income                                 381               551           68            552         1,552
Minority interest                            (1,092)                -            -              -        (1,092)
Other income                                    128                 -            -            585           713
Reorganization costs                              -                 -            -         (2,484)       (2,484)
                                         =========== ================= ============ ============== =============
Income from continuing
  operations before income taxes            $ 1,830          $ 15,564       $ (547)     $  16,111      $ 32,958
                                         =========== ================= ============ ============== =============


1996
Operating income                           $ (1,305)         $ 13,569       $ (611)     $ (12,497)      $  (844)
Gains on sale of assets                           -                 -            -         24,238        24,238
Interest expense                               (196)              (91)           -           (113)         (400)
Interest income                                 168               438           61            788         1,455
Minority interest                              (890)                -            -              -          (890)
Other income                                     51                14            -          1,971         2,036
Reorganization costs                              -                 -            -              -             -
                                         =========== ================= ============ ============== =============
Income from continuing
  operations before income taxes           $ (2,172)         $ 13,930       $ (550)      $ 14,387      $ 25,595
                                         =========== ================= ============ ============== =============


17.   Commitments and Contingencies

Protection of the Environment

The Company believes its mining operations are in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company maintains compliance primarily through maintenance and monitoring activities. WRI has an agreement with its mining contractor, Morrison Knudsen Company, Inc. (which owns 20% of the stock of WRI), which determined the Company's maximum liability for reclamation costs associated with final mine closure. It calls for the Company to pay approximately $1,700,000 over a 15 year period which began in December 1990. All remaining liability is that of customers who are obligated to pay final reclamation costs under provisions of their respective coal sales contracts or Morrison Knudsen. In addition, per ton reclamation fees imposed by the Federal Surface Mining Control and Reclamation Act of 1977 (the "Surface Mining Act") amounted to approximately $2,241,000, $2,455,000 and $1,707,000 in 1998, 1997 and 1996, respectively. The Company estimates the total cost for the reclamation of its remaining Virginia Division properties is $2,736,000, all of which has been accrued as of December 31, 1998. No assurance can be given that the amount accrued accurately reflects the actual cost of reclamation activities that may be required. Costs incurred to perform reclamation in 1998, 1997, and 1996 amounted to $153,000, $257,000, and $148,000 respectively.

In the event final reclamation is not performed in accordance with state and federal regulations, the Company has $10,600,000 and $5,434,000 of reclamation bonds in place in Montana and Virginia, respectively, to assure compliance with all applicable regulations.

Adventure Resources, Inc.

The Company has both secured and unsecured claims against Adventure Resources, Inc. ("Adventure") in the United States Bankruptcy Court for the Southern District of West Virginia. The secured claims approximate $3,776,000 and are collateralized by first and subordinated liens on certain assets of Adventure. Cash payments of $1,028,000 were received during 1998 and the Company is seeking to recover remaining amounts. As of December 31, 1998, all remaining claims against Adventure have been fully reserved due to the uncertainty of collection.

Lease Obligations

The Company leases coal lands from third-parties. Under the terms of these agreements, the Company is subject to minimum annual royalties aggregating $198,000 plus real estate taxes, until the reserves are exhausted.

WRI has an agreement to lease coal reserves from the Crow Tribe of Indians which is in effect until exhaustion of the underlying reserves. This lease requires annual rentals, recoupable minimum royalty and production royalty payments. The royalty rate varies from 6% of the F.O.B. mine price to a 12.5% rate net of all production-based taxes.

Royalties and rentals charged to expense under all lease agreements, including those in effect for WRI, amounted to $3,591,000, $3,742,000, and 3,438,000 in 1998, 1997 and 1996, respectively.

The Company has operating lease commitments expiring at various dates, primarily for real property and equipment. Minimum rental obligations existing under these leases at December 31, 1998 are as follows:

                     ---------------------------------------
                                 (in thousands)
                     1999                             $ 344
                     2000                               251
                     2001                               129
                     2002                                12
                     ----------------------- ---------------


Long-Term Sales Commitments

The following table presents total sales tonnage the Company expects to ship under existing long-term contracts for the next five years from the Company's mining operations (all from WRI):

          -------------------------------------------------------------
                          Projected Sales Tonnage Under
                       Existing Long-Term Contracts (000s)
          -------------------------------------------------------------
                      1999                            6,200
                      2000                            3,700
                      2001                            3,700
                      2002                            3,700
                      2003                            3,700
          -------------------------------- ----------------------------

WRI has also entered into an option agreement with Northern States Power whereby it has agreed to sell up to an additional 200,000,000 tons of coal. As compensation for granting the option, WRI receives 1 1/4 cents, payable quarterly (with applicable price adjustments) for each optioned ton. The option may be exercised at any time in whole or in part through December 31, 2005. If exercised, the sales price will be based on the market price at the time the option is exercised. WRI recorded income totaling $3,171,000, $3,128,000, and $3,067,000 during 1998, 1997 and 1996, respectively, relative to the option agreement. No coal has been delivered under the option agreement.

18.   Transactions with Affiliated Companies

The Company leases coal lands from Penn Virginia Coal Company whose parent company, Penn Virginia Corporation ("Penn Virginia") held a 10.85% voting interest in the Company at December 31, 1996. In January, 1997 Penn Virginia reduced its ownership interest in the Company to an insignificant level and is no longer considered an affiliate. The Company paid no royalties to Penn Virginia for coal sold during 1998 or 1997. Amounts paid to Penn Virginia for royalties on coal was $1,301,000 for the year ended December 31, 1996. In 1996 and 1995 the Company sold certain mineral leases back to Penn Virginia. Refer to
Note 3 to the Consolidated Financial Statements for additional information regarding the sale of these leases.

Westmoreland Resources, Inc., a 80% owned subsidiary, has a coal mining contract with Morrison Knudsen Company, Inc., one of its stockholders. Mining costs incurred under the contract were $22,654,000, $24,295,000, and $16,552,000 in
1998, 1997 and 1996, respectively.

19.   Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 1998 and 1997 are as follows:

                               Three Months Ended
                                                       March 31           June 30         Sept. 30          Dec. 31
---------------------------------------------- ----------------- ----------------- ---------------- ----------------
                      (in thousands except per share data)
1998
Revenues                                               $ 16,962          $ 61,845         $ 15,485         $ 14,277
Costs and expenses                                      (16,198)          (15,342)         (15,226)         (44,731)
---------------------------------------------- ----------------- ----------------- ---------------- ----------------
Operating income                                            764            46,503              259          (30,454)
Gain (loss) on sale of assets                               136                51              204               84
Income from continuing operations
   before reorganization items and
   income taxes                                           2,084            46,221              715          (30,439)
Reorganization items:
   Legal and consulting  fees                              (659)             (776)          (1,321)          (7,116)
   Interest expense                                           -                 -                -           (5,188)
   Interest income                                          637               691            1,102            1,164
Income from continuing operations
   before income taxes                                    2,062            46,136              496          (41,579)
Income tax expense                                            -                 -             (197)          (3,590)
Cumulative effect of change in
  accounting principle                                        -            (9,876)               -                -
Net income (loss)                                         2,062            36,260              299          (45,169)
Less preferred stock dividends
   in arrears                                            (1,222)           (1,222)          (1,222)          (1,222)
============================================== ================= ================= ================ ================
Income (loss) applicable to common
   shareholders                                          $  840          $ 35,038           $ (923)        $(46,391)
============================================== ================= ================= ================ ================
Income (loss) per share applicable to common shareholders:
 Continuing operations                                   $  .12           $  6.45          $  (.13)        $  (6.66)
 Cumulative effect of change in
  accounting principle                                        -             (1.42)               -                -
---------------------------------------------- ----------------- ----------------- ---------------- ----------------
                                                         $  .12           $  5.03          $  (.13)        $  (6.66)
============================================== ================= ================= ================ ================
Number of common and common
   equivalent shares outstanding
   (weighted average)                                     6,965             6,965            6,965            6,965
============================================== ================= ================= ================ ================


                               Three Months Ended
                                                       March 31           June 30         Sept. 30          Dec. 31
---------------------------------------------- ----------------- ----------------- ---------------- ----------------
                      (in thousands except per share data)
1997
Revenues                                               $ 16,534          $ 16,688         $ 18,994         $ 13,616
Costs and expenses                                      (14,216)          (14,226)         (14,172)          10,402
---------------------------------------------- ----------------- ----------------- ---------------- ----------------
Operating income                                          2,318             2,462            4,822           24,018
Gain (loss) on sale of assets                              (905)              732               99            1,043
Income from continuing operations
   before reorganization items and
   income taxes                                           2,478             3,542            4,978           22,892
Reorganization items:
   Legal and consulting  fees                              (750)           (1,034)            (900)             200
   Interest income                                          324               327              403              498
Income from continuing operations
   before income taxes                                    1,880             2,766            4,320           23,992
Loss from discontinued operations                          (521)           (3,320)            (813)            (148)
Net income (loss)                                         1,359              (554)           3,507           23,844
Less preferred stock dividends
   in arrears                                            (1,222)           (1,222)          (1,222)          (1,222)
============================================== ================= ================= ================ ================
Income (loss) applicable to common
   shareholders                                         $   137          $ (1,776)        $  2,285         $ 22,622
============================================== ================= ================= ================ ================
Income (loss) per share applicable to common shareholders:
   Continuing operations                                    .09               .22              .45             3.27
   Discontinued operations                                 (.07)             (.48)            (.12)            (.02)
---------------------------------------------- ----------------- ----------------- ---------------- ----------------
                                                        $   .02           $  (.26)         $   .33          $  3.25
============================================== ================= ================= ================ ================
Number of common and common
   equivalent shares outstanding
   (weighted average)                                     6,965             6,965            6,965            6,965
============================================== ================= ================= ================ ================

Independent Auditor's Report

The Board of Directors and Shareholders
Westmoreland Coal Company:

We have audited the accompanying consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westmoreland Coal Company and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in 1998 and its method of accounting for pneumoconiosis benefits in 1996.




                                                    KPMG LLP

Denver, Colorado
February 18, 1999

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable.

                                    PART III
--------------------------------------------------------------------------------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For Items 10-13, inclusive, except for information concerning executive officers of Westmoreland included as an unnumbered item in Part I above, reference is hereby made to Westmoreland's definitive proxy statement to be filed in accordance with Regulation 14A pursuant to Section 14(a) of the Securities Exchange Act of 1934, which is incorporated herein by reference thereto.

                                     PART IV
--------------------------------------------------------------------------------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

       a) 1. The financial statements filed herewith are the Consolidated Balance Sheets of the Company and subsidiaries as of December 31, 1998 and December 31, 1997, and the related Consolidated Statements of Operations, Shareholders' Equity (Deficit) and Cash Flows for each of the years in the three-year period ended December 31, 1998 together with the Summary of Significant Accounting Policies and Notes, which are contained on pages __ through __ inclusive.

          2. The  following  financial  statement  schedule  is filed  herewith:
          Schedule II - Valuation  Accounts

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

      (3) (a) Articles of Incorporation: Restated Certificate of Incorporation, filed with the Office of the Secretary of State of Delaware on February 21, 1995 and filed as Exhibit 3(a) to Westmoreland's 10-K for 1994 which Exhibit is incorporated herein by reference.
          (b)  Bylaws,  as  amended on January  26,  1999,  and filed as Exhibit
          (3)(b).

       (4) Instruments defining the rights of security holders

          (a) Certificate of Designation of Series A Convertible Exchangeable Preferred Stock of the Company defining the rights of holders of such stock, filed July 8, 1992 as an amendment to the Company's Certificate of Incorporation, and filed as Exhibit 3(a) to Westmoreland's Form 10-K for 1992, which Exhibit is incorporated herein by reference.

          (b) Form of Indenture between Westmoreland and Fidelity Bank, National Association, as Trustee relating to the Exchange Debentures. Reference is hereby made to Exhibit 4.1 to Form S-2 Registration 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

          (c) Form of Exchange  Debenture.  Reference  is hereby made to Exhibit
          4.2 to Form S-2 Registration 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

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

          (i) Rights Agreement, dated as of January 28, 1993, between Westmoreland Coal Company and the First Chicago Trust Company of New York. Reference is hereby made to Exhibit 4 to Westmoreland's Form 8-K filed February 1, 1993, which Exhibit is incorporated herein by reference.

          (j) In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K, Westmoreland hereby agrees to furnish to the Commission, upon request, copies of all other long-term debt instruments.

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

          (g) Amended Coal Lease Agreement between Westmoreland Resources, Inc. and Crow Tribe of Indians, dated November 26, 1974, as further amended in 1982, filed as Exhibit (10)(a) to Westmoreland's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, is incorporated by reference thereto.

          (h) Effective February 1, 1995, the Board of Directors established a Long-Term Incentive Stock Plan for officers and other salaried employees of Westmoreland and its subsidiaries, subject to shareholder approval. A description of this Plan is set forth in Westmoreland's definitive proxy to be dated on or before April 28, 1995, which description is incorporated herein by reference thereto.

          (i) Master Agreement, dated as of January 4, 1999 between Westmoreland Coal Company, Westmoreland Resources, Inc., Westmoreland Energy, Inc., Westmoreland Terminal Company, and Westmoreland Coal Sales Company, the UMWA 1992 Benefit Plan and its Trustees, the UMWA Combined Benefit Fund and its Trustees, the UMWA 1974 Pension Trust and its Trustees, the United Mine Workers of America, and the Official Committee of Equity Security Holders in the chapter 11 case of Westmoreland Coal and its official members filed as Exhibit No. 99.2 to Westmoreland's Form 8-K filed on February 5, 1999, which is incorporated herein by reference thereto.

          (j) Contingent Promissory Note between Westmoreland Coal Company, Westmoreland Resources, Inc., Westmoreland Energy, Inc., Westmoreland Coal Sales Company, and Westmoreland Terminal Company and the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan filed as Exhibit No. 99.3 to Westmoreland's Form 8-K filed on February 5, 1999, which is incorporated herein by reference thereto.

     (21) Subsidiaries of the Registrant

     (23) Consent of Independent Certified Public Accountants

     (27) Financial Data Schedule

     (99) WEI Project Chart


b)  Reports on Form 8-K.

     (1) On October 15, 1998, the Company filed a report on Form 8-K under Item 5 - Other Events, announcing that it had reached a settlement with the Benefit Funds, the UMWA, and the Equity Committee for the resolution of its Chapter 11 cases.

     (2)  On December  24,  1998,  the Company  filed a report on Form 8-K under
          Item 5 - Other Events, announcing that its Chapter 11 cases were dismissed by the Bankruptcy Court, subject to a 10 day stay period.

     (3) On February 4, 1999, the Company filed a report on Form 8-K under Item 5 - Other Events, announcing that it had executed the Master Agreement.

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WESTMORELAND COAL COMPANY

Date:    February 18, 1999              By:   /s/ Robert J. Jaeger
                                              ----------------------------------
                                                  Robert J. Jaeger
                                                  Senior Vice President of
                                                  Finance and Treasurer
                                                  (Principal Financial Officer)

Date:    February 18, 1999              By:   /s/ Larry W. Mikkola
                                              ----------------------------------
                                                  Larry W. Mikkola
                                                  Controller
                                                  (Principal Accounting Officer)

               Signature                                       Title                                 Date
---------------------------------------- ---- ----------------------------------------- --- ------------------------
Principal Executive Officer:

                                               Chairman of the Board, President, and
                                                      Chief Executive Officer
/s/ Christopher K. Seglem                                                                      February 18, 1999
----------------------------------------      -----------------------------------------     ------------------------
    Christopher K. Seglem

Directors:

/s/ Pemberton Hutchinson                                      Director                         February 18, 1999
----------------------------------------      -----------------------------------------     ------------------------
    Pemberton Hutchinson

/s/ William R. Klaus                                          Director                         February 18, 1999
----------------------------------------      -----------------------------------------     ------------------------
    William R. Klaus

/s/ Robert E. Killen                                          Director                         February 18, 1999
----------------------------------------      -----------------------------------------     ------------------------
    Robert E. Killen

/s/ Edwin E. Tuttle                                           Director                         February 18, 1999
----------------------------------------      -----------------------------------------     ------------------------
    Edwin E. Tuttle

/s/ Thomas W. Ostrander                                       Director                         February 18, 1999
----------------------------------------      -----------------------------------------     ------------------------
    Thomas W. Ostrander

/s/ James W. Sight                                            Director                         February 18, 1999
----------------------------------------      -----------------------------------------     ------------------------
    James W. Sight

                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------



The Board of Directors and Shareholders
Westmoreland Coal Company:



Under date of February 18, 1999, we reported on the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998, Annual Report on Form 10-K of Westmoreland Coal Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                         KPMG LLP





Denver, Colorado
February 18, 1999

                                              WESTMORELAND COAL COMPANY AND SUBSIDIARIES

                                                          Valuation Accounts
                                             Years ended December 31, 1998, 1997, and 1996
--------------------------------------------------------------------------------------------------------------------
                                                 Balance at      Deductions            Other        Balance at
                                               beginning of     credited to        additions       end of year
                                                       year        earnings     (deductions)  (B)
-------------------------------------------- --------------- --------------- ---------------- --- ------------- ----
Year ended December 31, 1998:

     Allowance for doubtful accounts                $ 4,804         (1,028)                -           $ 3,776   (A)
============================================ =============== =============== ================ === ============= ====

Year ended December 31, 1997:

     Allowance for doubtful accounts                $ 5,864         (1,410)              350           $ 4,804   (A)
============================================ =============== =============== ================ === ============= ====

Year ended December 31, 1996:

     Allowance for doubtful accounts               $ 10,313         (3,449)           (1,000)          $ 5,864   (A)
============================================ =============== =============== ================ === ============= ====

Amounts above include current and non-current valuation accounts.

(A) Includes reserves of $3,776,000, $4,804,000 and $5,864,000 as of December 31, 1998, 1997 and 1996 respectively, reported as a reduction of Other Assets in the Company's Consolidated Balance Sheets.

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


                                  ARTICLE VIII
                        PROHIBITION OF BANKRUPTCY FILING

Westmoreland Coal Company shall not, nor shall it take any action to enable its subsidiary companies Westmoreland Resources, Inc., Westmoreland Energy, Inc., Westmoreland Terminal Company or Westmoreland Coal Sales Company, Inc., to, file a voluntary petition under Title 11 of the US Code or Institute an action under any other state or federal liquidation, insolvency, or reorganization statute for five years after January 4, 1999.

                                                                      EXHIBIT 21
Subsidiaries of the Registrant for the year ended December 31, 1998:


Subsidiary Name                                       State of Incorporation
------------------------------------------------- ------------------------------
Kentucky Criterion Coal Company                              Delaware
Pine Branch Mining Co.                                       Delaware
WEI - Fort Lupton, Inc.                                      Delaware
WEI - Rensselaer, Inc.                                       Delaware
WEI - Roanoke Valley, Inc.                                   Delaware
Westmoreland Coal Sales Company                              Delaware
Westmoreland Energy, Inc.                                    Delaware
Westmoreland Resources, Inc.                                 Delaware
Westmoreland Terminal Company                                Delaware
Westmoreland - Altavista, Inc.                               Delaware
Westmoreland - Corona, Inc.                                  Delaware
Westmoreland - Fort Drum, Inc.                               Delaware
Westmoreland - Franklin, Inc.                                Delaware
Westmoreland - Hopewell, Inc.                                Delaware
Westmoreland Technical Service, Inc.                         Delaware
Cleancoal Terminal Co.                                       Delaware
Criterion Coal Co.                                           Delaware
Deane Processing Co.                                         Delaware
Eastern Coal and Coke Co.                                  Pennsylvania
------------------------------------------------- ------------------------------

                                                                      EXHIBIT 23


Consent of Independent Certified Public Accountants





The Board of Directors
Westmoreland Coal Company:



We consent to incorporation by reference in the registration statements (Nos. 2-90847 and No. 33-33620) on Form S-8 of Westmoreland Coal Company of our reports dated February 18, 1999, relating to the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998, and the related schedule, which reports appear in the December 31, 1998, annual report on Form 10-K of Westmoreland Coal Company.

Our report on the financial statements refers to a change in the method of accounting for start-up costs in 1998 and a change in the method of accounting for pneumoconiosis benefits in 1996.






                                                          KPMG LLP





Denver, Colorado
February 18, 1999

-----------------------------------------------------

                                                                      EXHIBIT 99

 Project                  Ft. Drum         Altavista         Hopewell        Southampton       Ft. Lupton
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------

                         Watertown         Altavista         Hopewell        Southampton       Ft. Lupton
 Location:                New York         Virginia          Virginia         Virginia          Colorado
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------

 Gross Megawatt
 Capacity:                55.5 MW            70 MW            70 MW             70 MW            290 MW
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------

 WEI Equity
 Ownership:                1.25%             30.0%            30.0%             30.0%            4.49%
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------

 Electricity                                                                                  Public Service
 Purchaser:             Niagara Mohawk    Virginia Power    Virginia Power   Virginia Power     of Colorado
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------

                                           The Lane       Firestone Tire                       Rocky Mtn.
 Steam Host:              US Army        Company, Inc.     & Rubber Co.    Hercules, Inc.     Produce, Ltd
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------

 Fuel Type:                 Coal             Coal              Coal             Coal          Natural Gas
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------

                        Cyprus Amax      Westmoreland      United Coal       United Coal     Thermo Fuels,
 Fuel Supplier:           Coal Co.       Coal Company        Company           Company            Inc.
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------
 Commercial
 Operations Date:           1989             1992              1992             1992              1994
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------


                                           Roanoke           Roanoke
 Project                Rensselaer         Valley I          Valley II
 -------------------- ---------------- ---------------- ------------------

                        Rensselaer         Weldon            Weldon
 Location:               New York      North Carolina    North Carolina
 -------------------- ---------------- ---------------- ------------------

 Gross Megawatt
 Capacity:                 81 MW           180 MW             50 MW
 -------------------- ---------------- ---------------- ------------------

 WEI Equity
 Ownership:                50.0%            50.0%             50.0%
 -------------------- ---------------- ---------------- ------------------

 Electricity
 Purchaser:            Niagara Mohawk   Virginia Power    Virginia Power
 -------------------- ---------------- ---------------- ------------------

                                        Patch Rubber      Patch Rubber
 Steam Host:               BASF            Company           Company
 -------------------- ---------------- ---------------- ------------------

 Fuel Type:             Natural Gas         Coal              Coal
 -------------------- ---------------- ---------------- ------------------

                         Western Gas      TECO Coal/        TECO Coal/
 Fuel Supplier:        Marketing, Ltd       CONSOL            CONSOL
 -------------------- --------------- ---------------- ------------------

 Commercial
 Operations Date:          1994             1994              1995
 -------------------- --------------- ---------------- ------------------