Form 10-K/A
period 1998-12-31
WESTMORELAND COAL CO
filed 1999-02-23
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A No. 1
                                Amendement No. 1
                                   (Mark One)

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

The following documents have been incorporated by reference into the parts of this Form 10-K (i.e. Part I, Part II, etc.) indicated in parentheses:

Definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K. (Part III)


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

                    (c) Place. Meetings of the shareholders shall be held in Colorado Springs, Colorado (where the company will maintain an office at which it may keep its books to the extent permitted by law) or such other location as may be fixed by the Board of Directors in the notice of meeting.

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

                  The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, either civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer or supervisor or manager of the corporation or a constituent corporation absorbed in a consolidation or merger, or while a director, officer or supervisor or manager of the corporation is or was serving at the request of the corporation or a constituent corporation absorbed in a consolidation or merger, as a director, officer or supervisor or manager of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, whether or not the indemnified liability arises or arose from any threatened, pending or completed action by or in the right of the corporation to the extent that such person is not otherwise indemnified and to the extent such indemnification is not prohibited by applicable law.

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