Form 10-K/A
period 1998-12-31
WESTMORELAND COAL CO
filed 1999-03-29
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A No. 2
                                Amendement No. 2
                                   (Mark One)

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


15.   Incentive Stock Option and Stock Appreciation Rights Plans

As of December 31, 1998, the Company had options and restricted stock outstanding from three Incentive Stock Option ("ISOs") and Stock Appreciation Rights ("SARs") Plans for employees.

The 1982 and 1985 Plans provide for the granting of ISOs and SARs and the 1995 Plan provides for the granting of ISOs and restricted stock. The 1985 and 1995 Plans also provide for the grant of non-qualified options, if so designated, and contains the terms specified for non-qualified options. A SAR gives the holder the right to receive, without payment to the Company, its "value" in cash. The "value" of an SAR for this purpose would be the excess, if any, of the fair market value of one share of common stock of the Company on the date the right is exercised over the exercise price of the SAR. Restricted stock is an award payable in shares of common stock subject to forfeiture under certain conditions. ISOs granted under the 1982, 1985 and 1995 Plans may not have an option price that is less than the fair market value of the stock on the date of grant. ISOs and SARs under the 1982 and 1985 Plans may not be exercised until two years from the date of grant as to 50% of the total number granted and as to the remaining 50% not until three years from the date of grant; the right to exercise ISOs and SARs terminates after eight years from the date of grant. The maximum number of shares of the Company's common stock and SARs that could be issued or granted under the Plans is as follows:

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
========================================== ================ ============= =========== =============== ==============

On January 26, 1999, 40,000 shares of restricted stock and 65,000 shares of stock options were granted to a group of employees, including one officer. The options were granted at an exercise price of $4.00 per share and are exercisable upon grant.

The 1991 Non-Qualified Stock Option Plan for Non-Employee Directors provides for the granting on September 1 of each year of options to purchase 1,500 shares of the Company's common stock. The maximum number of shares of the Company's common stock that may be issued pursuant to options granted under the plan is 200,000 shares and the options expire ten years after the date of grant. Options granted pursuant to this plan vest after the completion of one year of board service following the date of grant. Grants under this plan were suspended in 1996 and at December 31, 1996, 1997 and 1998, there were options outstanding exercisable for 18,000 shares of common stock at a weighted average exercise price per share of $8.76.

In 1996, the shareholders approved a stock option plan for directors. As described in the Proxy Statement for the 1996 Annual Meeting of Shareholders, the plan provides for the grant of non-qualified stock options to directors on an annual basis beginning on the date of the 1996 Annual Meeting with options for 20,000 shares to be granted to each director on that date or after a director is first elected or appointed, and options for 10,000 shares to be granted to each director after each annual meeting thereafter. The maximum number of shares of the Company's common stock that may be issued or granted under the plan is 350,000 and the options expire not later than ten years after the date of grant. Options granted pursuant to this plan vest 25% per year over a four year period, so that 25% vest after the first year, another 25% after the second year, another 25% after the third year and the final 25% after the fourth year. Options granted during a director's period of active service continue to vest pursuant to this schedule if a director leaves the board due to reaching retirement age. In the event of a change of control of the Company, any option that was not previously exercisable and vested will become fully exercisable and vested.

As it has already done with all other creditors and shareholders, it is the Company's intention to restore the directors as nearly as possible to the position they would have enjoyed now that the bankruptcy has been successfully ended. However, none of the awards made will be exercisable prior to the forthcoming meeting of shareholders.

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

                                                               1998               1997                1996
       ----------------------------------------- ------------------- ------------------ -------------------
                                                            (in thousands, except per share data)
       Net Income (loss):
           As reported                                     $(11,436)          $ 23,268            $ 33,455
           Pro forma                                       $(11,600)          $ 23,104            $ 33,273

       Basic and diluted income (loss) per share:
           As reported                                      $ (1.64)           $  3.34             $  4.80
           Pro forma                                        $ (1.67)           $  3.32             $  4.78
       ----------------------------------------- ------------------- ------------------ -------------------

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted in 1995: no dividend yield; expected volatility of 124%; risk-free interest rate of 5.59%; and expected life of 8 years. There were no options granted in 1996, 1997 or 1998


16.  Business Segment Information

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