Form 10-Q
period 1999-03-31
WESTMORELAND COAL CO
filed 1999-05-17
CIK 106455

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from __________ to ___________

                             Commission File Number
                                      0-752

                            WESTMORELAND COAL COMPANY
                            -------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               23-1128670
          --------                                               ----------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

2 North Cascade Avenue 14th Floor Colorado Springs, Colorado        80903
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

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

                             Yes    [X]     No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1999: 7,059,663

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                              Financial Statements

Westmoreland Coal Company and Subsidiaries
Condensed Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------

                                                                                (Unaudited)
                                                                    March 31, 1999   December 31, 1998
------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Assets
Current assets:
   Cash and cash equivalents                                             $  56,858         $  84,073
   Receivables:
       Trade                                                                   853             2,566
       Terminated pension plan, net                                            500               500
       Other                                                                 1,250             2,730
-----------------------------------------------------------------------------------------------------
                                                                             2,603             5,796
   Other current assets                                                      1,265               691
-----------------------------------------------------------------------------------------------------
       Total current assets                                                 60,726            90,560
-----------------------------------------------------------------------------------------------------

Property, plant and equipment:
       Land and mineral rights                                              10,990            10,990
       Plant and equipment                                                  96,269            94,989
-----------------------------------------------------------------------------------------------------
                                                                           107,259           105,979
       Less accumulated depreciation and depletion                          69,395            69,029
-----------------------------------------------------------------------------------------------------
                                                                            37,864            36,950

Investment in independent power projects                                    45,425            62,386
Investment in Dominion Terminal Associates (DTA)                             5,207             5,475
Workers' compensation bond                                                   4,187             4,140
Prepaid pension cost                                                         3,803             3,748
Excess of trust assets over pneumoconiosis benefit
  obligation                                                                 9,911            10,891
Security deposits                                                           10,148                 -
Other assets                                                                 1,190             1,456
-----------------------------------------------------------------------------------------------------

       Total Assets                                                      $ 178,461         $ 215,606
=====================================================================================================
                                                                                          (Continued)

See accompanying Notes to Condensed Consolidated Financial Statements.


Westmoreland Coal Company and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
------------------------------------------------------------------------------------------------------


                                                                                (Unaudited)
                                                                    March 31, 1999   December 31, 1998
  ----------------------------------------------------------------------------------------------------
                                                                              (in thousands)
  Liabilities and Shareholders' Equity
  Current liabilities:
     Current installments of long-term debt                                 $   216           $   200
     Accounts payable and accrued expenses                                    7,702            11,249
     Workers compensation                                                     3,200             3,800
     Postretirement medical costs                                            11,066            11,066
     Reorganization expenses                                                  1,670             7,900
     Consent judgment payment obligation                                          -            39,006
     Reclamation costs                                                          100               100
     Income taxes                                                                75             2,185
  ----------------------------------------------------------------------------------------------------
     Total current liabilities                                               24,029            75,506
  ----------------------------------------------------------------------------------------------------

  Long-term debt, less current installments                                   1,313             1,562
  Accrual for workers compensation                                           17,426            17,338
  Accrual for postretirement medical costs                                   76,174            73,143
  1974 UMWA Pension Plan obligations                                         12,726            13,776
  Accrual for reclamation costs, less current portion                         3,046             3,046
  Other liabilities                                                           1,757             2,370

  Minority interest                                                           7,246             7,020

  Commitments and contingent liabilities

  Shareholders' equity
     Preferred stock of $1.00 par value
       Authorized 5,000,000 shares;
       Issued and outstanding 575,000 shares                                    575               575
     Common stock of $2.50 par value
       Authorized 20,000,000 shares;
       Issued and outstanding 7,059,663 shares                               17,649            17,413
     Other paid-in capital                                                   94,783            94,630
     Accumulated deficit                                                   (78,263)          (90,773)
  ----------------------------------------------------------------------------------------------------
     Total shareholders' equity                                              34,744            21,845
  ----------------------------------------------------------------------------------------------------

     Total Liabilities and Shareholders' Equity                          $  178,461        $  215,606
  ====================================================================================================

See accompanying Notes to Condensed Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Income
------------------------------------------------------------------------------------------------------

                                                                                       (Unaudited)
Three Months Ended March 31,                                                       1999          1998
------------------------------------------------------------------------------------------------------
                                                                  (in thousands except per share data)
Revenues:
   Coal                                                                       $   8,559     $  12,252
   Independent power - equity in earnings                                        22,591         4,793
   DTA - (share of losses)                                                         (321)          (83)
------------------------------------------------------------------------------------------------------
                                                                                 30,829        16,962
------------------------------------------------------------------------------------------------------
Costs and expenses:
   Cost of sales - coal                                                           7,293        10,347
   Depreciation, depletion and amortization                                         366           455
   Selling and administrative                                                     4,675         1,411
   Heritage costs                                                                 5,595         4,151
   Pension benefit                                                                  (55)          (53)
   Doubtful account recoveries                                                       (8)         (113)
------------------------------------------------------------------------------------------------------
                                                                                 17,866        16,198

Operating income                                                                 12,963           764

Other income (expense):
   Gains on sales of assets                                                          19           136
   Interest expense                                                                (301)          (55)
   Interest income                                                                  524             -
   Minority interest                                                               (226)         (317)
   Other income (expense)                                                          (424)        1,556
------------------------------------------------------------------------------------------------------
Income from continuing operations before reorganization items and
   income taxes                                                                  12,555         2,084

   Reorganization legal and consulting fees                                           -          (659)
   Reorganization interest income                                                     -           637
   Income taxes                                                                     (45)            -
------------------------------------------------------------------------------------------------------

Net income                                                                       12,510         2,062

Less preferred stock dividends                                                   (1,222)       (1,222)
------------------------------------------------------------------------------------------------------

Net income applicable to common shareholders                                   $ 11,288       $   840
======================================================================================================

Net income per share applicable to common shareholders                         $   1.62       $   .12

Weighted average number of common shares outstanding                              6,980         6,965
======================================================================================================

See accompanying Notes to Condensed Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------------------------------------

                                                                                                        (Unaudited)
 Three Months Ended March 31,                                                                      1999                1998
 ---------------------------------------------------------------------------------- -------------------- -------------------
                                                                                                       (in thousands)

 Cash flows provided by operating activities:
 Net income                                                                                   $  12,510            $  2,062
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
       Equity earnings from independent power projects                                          (22,591)             (4,793)
       Cash received from independent power projects                                             39,512               3,886
       Equity in losses from DTA                                                                    321                  83
       Cash generated by DTA                                                                        383                 826
       Cash contributions to DTA                                                                   (436)               (541)
       Depreciation, depletion and amortization                                                     366                 455
       Gain on disposition of assets                                                                (19)               (136)
       Pension termination receivable, net                                                            -              12,540
       Minority interest                                                                            226                 317
       Other                                                                                       (268)                (86)

 Changes in assets and liabilities:
       Accounts receivable, net of allowance for doubtful accounts                                3,193                 579
       Workers' compensation bond                                                                   (47)                701
       Prepaid pension asset                                                                        (55)                (52)
       Excess of trust assets over pneumoconiosis benefit obligation                                980                  50
       Security deposits                                                                        (10,148)                  -
       Accounts payable and accrued expenses                                                     (3,547)             (1,467)
       Income tax payable                                                                        (2,110)                  -
       Accrual for workers compensation                                                            (512)                  -
       Accrual for postretirement medical costs                                                   3,031                   -
       Accrual for reorganization expenses                                                       (6,230)                  -
       Consent judgment payment obligation                                                      (39,006)                  -
       Other liabilities                                                                           (613)                  -
       1974 UMWA Pension Plan obligations                                                        (1,050)                  -
 ---------------------------------------------------------------------------------- -------------------- -------------------
  Net cash provided by (used in) operating activities before reorganization items                (26,110)            14,424
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Changes in reorganization items                                                                      -               3,331
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash provided by (used in) operating activities                                            (26,110)             17,755
 ---------------------------------------------------------------------------------- -------------------- -------------------

 Cash flows provided by (used in) investing activities:
    Fixed asset additions                                                                        (1,280)                (75)
    Net proceeds from sales of assets                                                                19                 161
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash provided by (used in) investing activities                                             (1,261)                 86
 ---------------------------------------------------------------------------------- -------------------- -------------------

 Cash flows provided by (used in) financing activities:
    Repayment of long-term debt                                                                    (233)                (47)
    Issuance of common stock                                                                        389                   -
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash provided by (used in) financing activities                                                156                 (47)
 ---------------------------------------------------------------------------------- -------------------- -------------------

 Net increase (decrease) in cash and cash equivalents                                           (27,215)             17,794
 Cash and cash equivalents, beginning of period                                                  84,073              30,664
 ================================================================================== ==================== ===================
 Cash and cash equivalents, end of period                                                      $ 56,858            $ 48,458
 ================================================================================== ==================== ===================

 Supplemental disclosures of cash flow information:

 Cash paid during the period for:
    Interest                                                                                   $  5,195             $    27
    Taxes                                                                                      $  2,110                   -

See accompanying Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

The Notes contained herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements filed on Form 10-K/A for the year ended December 31, 1998. The financial information contained in this Form 10-Q is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

2.   Contingencies

Westmoreland Energy, Inc. ("WEI") - WEI Project Contingencies

Southampton Project - In October, 1998, the Southampton Partnership and Virginia Power Company entered into a settlement agreement of their administrative proceeding before the Federal Energy Regulatory Commission concerning the project's compliance with Qualifying Facility ("QF") criteria and payments arising out of plant performance in 1992. The settlement provided for, among other items, payments by the Southampton Partnership to Virginia Power of $1,000,000 annually for the years 1999-2001, followed by a reduction in capacity payments from Virginia Power to the Southampton Partnership of $500,000 for the years 2002-2008. Following 2008, Virginia Power may elect to terminate its power purchases from the Southampton Partnership or continue to receive the $500,000 annual reduction in capacity payments for the remainder of the power purchase agreement. The settlement was approved by the FERC.

Resolution of the FERC QF issue provides the Southampton Partnership an answer about QF status in 1992, regulatory certainty regarding application of the Federal Power Act to both the Southampton project and the upstream partners and owners, including WEI and Westmoreland, and assuming continued compliance with loan covenants and appropriate project financial performance, the ability to distribute earnings to the project partners.

A limited partner of LG&E-Southampton, L.P. has made a demand on the Southampton Partnership and related LG&E and Westmoreland entities for reimbursement in the amount of $1,979,000 in connection with its share of the settlement. The Westmoreland entities have made a similar demand against the LG&E entities.

ROVA I Project - WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership's principal customer, Virginia Power, contracted to purchase the electricity generated by ROVA I, one of two units included in the ROVA partnership, under a long-term contract. In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of provisions of the contract dealing with the payment of the capacity purchase price when the facility experiences a "forced outage" day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The ROVA Partnership believes that the customer is required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated allowed annual number. The customer asserts that it is not required to do so.

From May, 1994, through March, 1999, Virginia Power withheld approximately $15,200,000 of these capacity payments during periods of forced outages. To date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, the ROVA Partnership commenced litigation against Virginia Power seeking damages, contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. The case was tried beginning on October 26, 1998 in the Circuit Court of the City of Richmond, Virginia. On December 2, 1998, the Court entered judgment in the ROVA Partnership's favor for the amount of $14,800,000 plus interest for a total of $19,336,214. On December 21, 1998, Virginia Power posted its appeal bond and on December 29, 1998, noted its appeal of the Court's decision to the Virginia Supreme Court. The Court has not indicated whether it will hear the appeal. Due to the uncertainty of the appeal, the financial statements do not reflect any portion of this judgment.

Rensselaer - On March 15, 1999, LG&E-Westmoreland Rensselaer ("LWR") completed the sale of the Rensselaer Project to Fulton Cogeneration Associates, L.P. ("Fulton"). LWR received approximately $68,000,000 in cash as consideration for the sale of the Rensselaer plant and operating contracts. After payment of expenses and remaining debts, Westmoreland Energy Inc.'s share of the proceeds was approximately $33,000,000.

Other

In accordance with a Master Agreement entered into among the Company, the UMWA Health and Benefit Funds, the Official Committee of Equity Security Holders, and the United Mine Workers of America ("UMWA"), pursuant to which the parties supported Westmoreland's dismissal from bankruptcy, the Company agreed to pay "the reasonable and necessary professional fees and expenses of the Equity Committee professionals, Andrews and Kurth, L.L.P. and Putnam Hayes and
Bartlett, for services rendered in connection with the Chapter 11 cases". The Company paid a large portion of those fees but has disputed and not paid remaining amounts which total approximately $488,000.

On April 7, 1999, Andrews & Kurth, L.L.P. and Putnam Hayes and Bartlett filed suit in District court in the State of Colorado seeking payment of the amounts allegedly owed. The Company believes the charges were not reasonable and necessary in accordance with the Bankruptcy Code and the Master Agreement and will vigorously contest the case. The likely outcome of the dispute is unknown at this time. The Company accrued the entire amount demanded on its records at December 31, 1998.

3.   Capital Stock

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The eighteen quarterly dividends which are accumulated but unpaid (dividend payment dates July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1,
1996,  January 1, 1997, April 1, 1997, July 1, 1997, October 1, 1997, January 1,
1998, April 1, 1998, July 1, 1998,  October 1, 1998,  January 1, 1999, and April
1, 1999) amount to $21,994,000 in the aggregate ($38.25 per preferred share or $9.56 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

On March 10, 1999, the Company offered to purchase up to 1,052,631 depositary shares, each representing one quarter of a share of its Series A Convertible Exchangeable Preferred Stock. The offer price of $19 per share is in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On April 7, 1999, the offer expired and 1,683,903 depositary shares were tendered in response to the offer. Because the number of shares tendered exceeded the maximum number of shares offered, a proration factor of approximately 62.5% was applied to all shares tendered. A total of 1,052,631 depositary shares were purchased for $20,000,000. The balance sheet effect of this transaction will be to reduce cash and shareholders' equity by $20,000,000. At the same time, total preferred shares outstanding will be reduced from 575,000 shares to 311,842, accumulated but unpaid dividends to $11,928,000, and the ongoing quarterly preferred dividend will be reduced from $1,222,000 to $663,000.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000 at March 31, 1999). The Company had shareholders' equity at March 31, 1999 of $34,744,000 and the par value of all outstanding depositary shares and shares of common stock aggregated $18,224,000 at March 31, 1999.

The Company is also subject to certain financial ratio tests under the terms of the Master Agreement, compliance with which is secured by a $12 million contingency note, and is prohibited in any event from payment of dividends, either common or preferred, until after June 30, 1999.

4.   BUSINESS SEGMENT INFORMATION

The Company's operations have been classified into three segments: coal, independent power operations and terminal operations. The coal segment includes the production and sale of coal from the Powder River Basin in eastern Montana. The independent power operations includes the ownership of interests in cogeneration and other non-regulated independent power plants. The terminal operation segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. Summarized financial information by segment for the quarters ending March 31, 1999 and 1998 is as follows:


  --------------------------------------- -------------- ----------------- ---------------- --------------- ----------------
                                                         Independent Power         Terminal
                                                    Coal        Operations       Operations       Corporate            Total
  --------------------------------------- -------------- ----------------- ---------------- --------------- ----------------
                                                                           (in thousands)
  March 31, 1999
  Revenues                                      $  8,559         $  22,591          $  (321)         $    -         $ 30,829
  Operating income (loss)                          1,011            21,751             (724)         (9,075)          12,963
  Total assets                                    52,570            81,226            6,396          38,269          178,461

  Reconciliation of operating income to income from continuing operations before income taxes:

  Operating income (loss)                          1,011            21,751             (724)         (9,075)          12,963

  Gains on sale of assets                              -                 -                -              19               19
  Interest expense                                   (36)                -                -            (265)            (301)
  Interest income                                    134               237                3             150              524
  Minority interest                                 (226)                -                -               -             (226)
  Other income (expense)                              (7)             (485)              28              40             (424)
  ======================================= ============== ================= ================ =============== ================
  Income (loss) from continuing
    operations before income taxes                $  876         $  21,503          $  (693)       $ (9,131)         $12,555
  ======================================= ============== ================= ================ =============== ================

  March 31, 1998

  Revenues                                      $ 12,252          $  4,793          $   (83)         $    -          $16,962
  Operating income (loss)                          1,281             4,300             (504)         (4,313)             764
  Total assets                                    52,123            75,281           20,374          38,420          186,198

  Reconciliation of operating income to income from continuing operations before income taxes:

  Operating income (loss)                          1,281             4,300             (504)         (4,313)             764

  Gains on sale of assets                              -                 -                -             136              136
  Interest expense                                   (41)               (7)               -              (7)             (55)
  Interest income                                    150               239                5             243              637
  Minority interest                                 (317)                -                -               -             (317)
  Other income (expense)                               6               (57)              24           1,583            1,556
  Reorganization costs                               (61)              (53)             (48)           (497)            (659)
  ======================================= ============== ================= ================ =============== ================
  Income (loss) from continuing
    operations before income taxes               $ 1,018          $  4,422          $  (523)       $ (2,855)         $ 2,062
  ======================================= ============== ================= ================ =============== ================

                                     Item 2
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Material Changes in Financial Condition From December 31, 1998 to March 31, 1999

Forward-Looking Disclaimer

Certain statements in this report which are not historical facts or information are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's access to financing; the Company's ability to successfully identify new business opportunities; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the Company's ability to utilize its tax net operating losses; the ability to reinvest excess cash at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; the effect of regulatory and legal proceedings and other factors discussed in Item 1 of the Company's Form 10-K/A. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

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

Continued financial improvement of the Debtors during the bankruptcy provided the basis for dismissal and settlement with the UMWA Health and Benefit Funds ("Funds"), the Company's principal creditors. On October 15, 1998, the Company, the Funds, the United Mine Workers of America ("UMWA") and the Official Committee of Equity Security Holders ("Equity Committee") reached agreement on a settlement term sheet, which contained the principal terms of an agreement among them and provided for, among other things, the resolution of the Chapter 11 cases. The agreement, which facilitated a consensual dismissal of the bankruptcy cases, was announced during scheduled hearings on Westmoreland's Motion to Dismiss and the Equity Committee's Motion to Convert to Chapter 7, and the hearings were subsequently recessed. The agreement was subsequently documented in certain stipulated judgments and in a Master Agreement among the Company, the Funds, the UMWA, and the Equity Committee. On October 30, 1998, the Debtor Corporations, the Funds, the UMWA, and the Equity Committee filed a joint motion with the Bankruptcy Court, setting forth the outline of a procedure for dismissal of the Chapter 11 Cases combined with the entry of "consent judgments" in connection with certain of the pending litigation. The Debtor Corporations filed motions requesting approval of the consent judgments on or around November 18, 1998. Notices of the filing of these motions were mailed to creditors as directed by the Bankruptcy Court. There were no allowable objections and dismissal of the Chapter 11 Cases occurred on December 23, 1998. The Master Agreement was executed on January 29, 1999.

Liquidity and Capital Resources

Cash used in operating activities was $26,110,000 for the three months ended March 31, 1999. Cash provided by operating activities was $17,755,000 for the same period in 1998. The decrease in the three months ending March 31, 1999 compared to the same period in 1998 is a result of approximately, $52,000,000 of payments related to the bankruptcy dismissal that occurred on January 4, 1999 as well as approximately $10,000,000 of security deposits required under the Master Agreement. Offsetting the large dismissal payment and security deposits was the receipt of approximately $33,000,000 relating to the sale of the Rensselaer project. During the quarter ended March 31, 1998, the Company received approximately $12,500,000 from the termination of its overfunded salaried pension plan.

Cash used in investing activities was $1,261,000 for the three months ended March 31, 1999. This is the result of additions to property, plant and equipment of $1,280,000, offset by proceeds from sales of Virginia Division assets of $19,000. Cash provided by investing activities for the three months ending March 31, 1998 was $86,000, all of which was received from the sale of idled Virginia Division assets.

Cash provided by financing activities was $156,000 for the three months ending March 31, 1999. Cash used in financing activities for the same period in 1998 totaled $47,000. Cash provided in 1999 is primarily related to the issuances of stock and the exercise of stock options offset by repayment of debt at WRI.

Consolidated cash and cash equivalents at March 31, 1999 totaled $56,858,000 (including $13,891,000 at WRI.) At December 31, 1998, cash and cash equivalents totaled $84,073,000 (including $14,712,000 at WRI). The cash at WRI, an 80%-owned subsidiary, is available to the Company only through dividends. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $14,335,000 at March 31, 1999 and $4,140,000 at December 31, 1998. The restricted cash represents interest-bearing cash deposit accounts which collateralize the Company's Contingent Note ($6,000,000) required by the Master Agreement and the surety bond for the security required by the 1992 UMWA Benefit Plan ($4,148,000), as well as $4,187,000 that collateralizes the outstanding surety bonds for its workers compensation self-insurance programs. The Company also has $8,000,000 in interest-bearing debt reserve accounts for certain of the Company's independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects. In addition, there is a surplus in the Company's pneumoconiosis trust of approximately $9,911,000, that may be available to pay postretirement health benefits dependent upon future actuarial calculations.

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The eighteen quarterly dividends which are accumulated but unpaid (dividend payment dates July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1,
1996,  January 1, 1997, April 1, 1997, July 1, 1997, October 1, 1997, January 1,
1998, April 1, 1998, July 1, 1998,  October 1, 1998,  January 1, 1999, and April
1, 1999) amount to $21,994,000 in the aggregate ($38.25 per preferred share or $9.56 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

On March 10, 1999, the Company offered to purchase up to 1,052,631 depositary shares, each representing one quarter of a share of its Series A Convertible Exchangeable Preferred Stock. The offer price of $19 per share is in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On April 7, 1999, the offer expired and 1,683,903 depositary shares were tendered in response to the offer. Because the number of shares tendered exceeded the maximum number of shares offered, a proration factor of approximately 62.5% was applied to all shares tendered. A total of 1,052,631 depositary shares were purchased for $20,000,000. The balance sheet effect of this transaction will be to reduce cash and shareholders' equity by $20,000,000. At the same time, total preferred shares outstanding will be reduced from 575,000 shares to 311,842, accumulated but unpaid dividends to $11,928,000, and the ongoing quarterly preferred dividend will be reduced from $1,222,000 to $663,000.

The use of cash to pay dividends or redeem equity securities is restricted under the Master Agreement. Except for the $20,000,000 tender offer referred to above, the Company may not redeem any equity security for cash or make any cash distributions to preferred or common shareholders for any purpose prior to June 30, 1999. Thereafter, covenant limitations included in the Master Agreement regarding liquidity, operating cash flow and debt coverage could restrict the amount of cash available for dividends through 2005.

There are also statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits for the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($575,000 at March 31, 1999). The Company had shareholders' equity at March 31, 1999 of $34,744,000 and the par value of all outstanding depositary shares and shares of common stock aggregated $18,224,000 at March 31, 1999.

Going forward the Company's Board of Directors will review the payment of quarterly preferred stock dividends, the preferred stock dividends which are accumulated but unpaid, and common stock dividends, in light of the above restrictions and consideration of the shareholders' best interests.

Liquidity Outlook

The major factors impacting the Company's liquidity outlook are its significant "heritage costs" and its ongoing and future business needs. These heritage costs consist primarily of cash payments for postretirement medical benefits, workers' compensation costs and UMWA pension benefits. The Company also is obligated for pension and pneumoconiosis benefits; however, both of these future obligations have a funding surplus at present. The Company has ongoing cash expenditures of approximately $16,000,000 per year for postretirement medical benefits which will remain fairly constant over the next five years and then decline to zero over the next approximately thirty-seven years. In addition, the Company has cash expenditures of approximately $3,000,000 per year for workers' compensation benefits which will steadily decline to zero over the next approximately twenty years. Since the UMWA pension plan is a multiemployer plan under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the plan. The Company believes the plan was fully funded at the time of the Company's withdrawal in 1998. However, the plan has asserted a claim of $13,800,000, which the Company vigorously contests. The Company is contesting this amount through arbitration, as provided under ERISA. In accordance with the Multiemployer Pension Plan Amendments Act of 1980, the Company has made monthly principal and interest payments to the plan while it pursues its rights and will continue to make such monthly payments until arbitration is completed. Depending upon the results of arbitration, the Company may be entitled to a refund or it could pay any remaining obligation over no more than nine and one half years.

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

In addition, the Coal Act authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions pursuant to the Act. In 1995, the Trustees issued security provisions which give contributors to the Plan several options for satisfying the Coal Act's security requirements, and set the level of security to be provided by the Company at approximately $21,000,000. The Company secured its obligation to provide retiree health benefits under the 1992 Plan by posting a bond in the amount of three years benefits (or $20.8 million). The amount to be secured and the bond amount will be reviewed and adjusted on an annual basis.

The Company's current principal sources of cash flow include cash distributions from its independent power projects, dividends from WRI, cash from operations of DTA and interest earned on its cash reserves. In addition, the Company will receive its share of the judgment in the ROVA litigation if VEPCO's appeal to the Virginia Supreme Court is unsuccessful and will review a possible distribution from the overfunded pneumoconiosis trust. Management believes that cash generated from these sources and cash reserves should be sufficient to pay the Company's heritage costs and fund its ongoing operations and other capital requirements for the foreseeable future.

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

The Company hopes to further improve its long-term liquidity in a number of ways, including the development of additional cash flow from existing and new business operations, selling the remaining Virginia Division assets and monetizing assets where proceeds on sale would exceed the expected return from continued operation. The Company also plans to seek further cost reductions wherever feasible and prudent, and attempt to reduce certain postretirement medical, workers' compensation and related payments. The Company is also monitoring certain legislative developments, such as the proposed inclusion of prescription drug costs under Medicare coverage, which could significantly reduce the Company's retiree health care expenses. Although management expects to improve the Company's profitability, the time required to realize such increases cannot be estimated at this time nor can assurances be given that the Company can achieve any such improvements.

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

One of the independent power projects recently completed Y2K testing. The project operated normally with only minor errors in the reporting process. Similar test methods will be used at the remaining projects with a scheduled completion date of September 30, 1999, for testing at all facilities. A number of critical systems and components at all of the projects have been replaced or will be replaced or modified with scheduled completion dates near mid-year, 1999.

Computer systems at WRI's coal operations have been or will be replaced or appropriately modified by mid-1999. WRI's mining contractor and rail supplier have embarked on aggressive campaigns to bring their systems into compliance and the Company is carefully monitoring those activities.

Compliance at Dominion Terminal Associates ("DTA") has been nearly completed through replacement of non-compliant systems. Efforts to upgrade the few remaining systems will be completed by mid-1999. The terminal is dependent on efficient and timely rail service and DTA is closely monitoring the compliance efforts of the terminal's rail service providers.

The nature of the Company's operations make substantive contingency plans extremely difficult. No reasonable alternatives exist for the inability of the railroads to provide timely service to WRI and the DTA terminal. As previously mentioned, the Company is closely following the compliance efforts of the railroads and other major suppliers.

Based on information currently available, it is estimated that the costs to replace and modify Company systems to achieve Y2K compliance will not exceed $125,000, of which approximately $5,000 has been incurred through March 31, 1999.

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998.

Revenues for the quarter ending March 31, 1999 were $30,829,000 compared to $16,962,000 for the quarter ending March 31, 1998. The increase is due to the recognition of a gain of approximately $17,000,000 from the sale of the Rensselaer project, offset by lower coal sales at WRI due to scheduled maintenance at a large customer's plant. Equity in losses at DTA were higher in the first quarter of 1999 compared to the first quarter of 1998 because of a decrease in throughput volumes.

Costs and expenses for the quarter ending March 31, 1999 were $17,866,000 compared to $16,198,000 for the quarter ending March 31, 1998. The increase is due to a decline in the overfunded pneumoconiosis trust of approximately $980,000 as a result of bond market changes, $2,600,000 of bonuses paid to employees, and approximately $700,000 of Workers Compensation expense and bond procurement fees, offset by reduced coal contract mining costs of $3,030,000 due to the decrease in sales volume at WRI mentioned above.

Gains of $19,000 and $136,000 on the sales of assets during the first quarter of 1999 and 1998 resulted from the sale of various pieces of equipment from the Company's idled Virginia Division.

Interest income for the quarters ending March 31, 1999 and March 31, 1998 was $524,000 and $637,000, respectively. The decline is due to the reduction in cash as a result of the payment of all bankruptcy related pre-petition liabilities on January 4, 1999.

Other expense for the quarter ending March 31, 1999, relates primarily to miscellaneous asset management costs of $548,000 at WEI, net of management fee income of $109,000 from the independent power projects. Other income for the quarter ending March 31, 1998 included a $711,000 gain relating to the buyout of a royalty agreement and the recognition of a $854,000 gain relating to the resolution of a tax escrow account established in conjunction with a previous sale of property.

                           PART II - OTHER INFORMATION


                                     ITEM 1
                                LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

See Note 1 "Chapter 11 Reorganization Proceedings" of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.


                                     ITEM 3
                         DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

See Note 3 "Capital Stock" of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.


                                     Item 6
                        Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

a)   Exhibit 27 - Financial Data Schedule

b) On February 4, 1999, the Company filed a report on Form 8-K announcing that it had successfully emerged from bankruptcy.

c) On March 24, 1999, the Company filed a report on Form 8-K announcing that it had completed the sale of all of its remaining interest in its cogeneration project in Rensselaer, New York.


                                   Signatures
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTMORELAND COAL COMPANY

Date:  May 17, 1999                      /s/ Robert J. Jaeger
       ------------                      ---------------------------------------
                                         Robert J. Jaeger
                                         Senior Vice President - Finance and
                                         Treasurer

                                         /s/ Larry W. Mikkola
                                         ---------------------------------------
                                         Larry W. Mikkola
                                         Controller