Form 10-Q
period 1999-06-30
WESTMORELAND COAL CO
filed 1999-08-16
CIK 106455

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from __________ to ___________

                             Commission File Number
                                      0-752

                            WESTMORELAND COAL COMPANY
                            -------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               23-1128670
          --------                                               ----------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

2 North Cascade Avenue 14th Floor Colorado Springs, Colorado               80903
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, area code                            719-442-2600
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

             Yes  [X]    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1999: 7,059,663

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                              Financial Statements

Westmoreland Coal Company and Subsidiaries
Condensed Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                (Unaudited)
                                                                                   June 30, 1999           December 31, 1998
----------------------------------------------------------------------------- -------------------- -- -----------------------
                                                                                               (in thousands)
Assets
Current assets:
   Cash and cash equivalents                                                           $   32,641                 $  84,073
   Receivables:
       Trade                                                                                2,390                     2,566
       Terminated pension plan, net                                                           500                       500
       Other                                                                                  919                     2,730
----------------------------------------------------------------------------- -------------------- -- ----------------------
                                                                                            3,809                     5,796
   Other current assets                                                                     2,473                       691
----------------------------------------------------------------------------- -------------------- -- ----------------------
       Total current assets                                                                38,923                    90,560
----------------------------------------------------------------------------- -------------------- -- ----------------------

Property, plant and equipment:
       Land and mineral rights                                                             10,990                    10,990
       Plant and equipment                                                                 96,647                    94,989
----------------------------------------------------------------------------- -------------------- -- ----------------------
                                                                                          107,637                   105,979
       Less accumulated depreciation and depletion                                         69,775                    69,029
----------------------------------------------------------------------------- -------------------- -- ----------------------
                                                                                           37,862                    36,950

Investment in independent power projects                                                   44,947                    62,386
Investment in Dominion Terminal Associates (DTA)                                            4,930                     5,475
Workers' compensation bond                                                                  3,776                     4,140
Prepaid pension cost                                                                        3,858                     3,748
Excess of trust assets over pneumoconiosis benefit obligation                               9,137                    10,891
Security deposits                                                                          10,148                         -
Other assets                                                                                1,514                     1,456
----------------------------------------------------------------------------- -------------------- -- ----------------------

       Total Assets                                                                    $  155,095                 $ 215,606
============================================================================= ==================== == ======================
                                                                                                                  (Continued)
See accompanying Notes to Condensed Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                               (Unaudited)
                                                                                  June 30, 1999            December 31, 1998
 --------------------------------------------------------------------------- -------------------- -- ------------------------
                                                                                             (in thousands)
 Liabilities and Shareholders' Equity
 Current liabilities:
    Current installments of long-term debt                                             $     217                  $     200
    Accounts payable and accrued expenses                                                  7,927                     11,249
    Workers compensation                                                                   3,200                      3,800
    Postretirement medical costs                                                          11,066                     11,066
    Reorganization expenses                                                                1,257                      7,900
    Consent judgment payment obligation                                                        -                     39,006
    Reclamation costs                                                                        100                        100
    Income taxes                                                                              75                      2,185
 --------------------------------------------------------------------------- -------------------- -- -----------------------
    Total current liabilities                                                             23,842                     75,506
 --------------------------------------------------------------------------- -------------------- -- -----------------------

 Long-term debt, less current installments                                                 1,323                      1,562
 Accrual for workers compensation                                                         16,161                     17,338
 Accrual for postretirement medical costs                                                 78,358                     73,143
 1974 UMWA Pension Plan obligations                                                       12,463                     13,776
 Accrual for reclamation costs, less current portion                                       3,220                      3,046
 Other liabilities                                                                         1,797                      2,370

 Minority interest                                                                         7,395                      7,020

 Commitments and contingent liabilities

 Shareholders' equity
    Preferred stock of $1.00 par value
      Authorized 5,000,000 shares;
      Issued 311,843 shares at June 30, 1999,                                                312                        575
             575,000 shares at December 31, 1998
    Common stock of $2.50 par value
      Authorized 20,000,000 shares;
      Issued 7,059,663 shares at June 30, 1999,                                           17,649                     17,413
             6,965,328 shares at December 31, 1998
    Other paid-in capital                                                                 75,046                     94,630
    Accumulated deficit                                                                  (82,471)                   (90,773)
 --------------------------------------------------------------------------- -------------------- -- -----------------------
    Total shareholders' equity                                                            10,536                     21,845
 --------------------------------------------------------------------------- -------------------- -- -----------------------

    Total Liabilities and Shareholders' Equity                                         $ 155,095                  $ 215,606
 =========================================================================== ==================== == =======================

See accompanying Notes to Condensed Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Income
----------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30,                           June 30,
                                                                   1999             1998              1999             1998
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
                                                                            (in thousands except per share data)
Revenues:
   Coal                                                        $  8,675         $ 10,891          $ 17,234         $ 23,143
   Independent power - equity in earnings                         4,116           50,626            26,707           55,419
   DTA - equity in earnings (share of losses)                      (397)             328              (718)             245
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
                                                                 12,394           61,845            43,223           78,807
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
Costs and expenses:
   Cost of sales - coal                                           7,670            9,298            14,963           19,494
   Depreciation, depletion and amortization                         378              631               744            1,237
   Selling and administrative                                     2,102            1,627             6,777            3,038
   Heritage costs                                                 6,882            3,953            12,477            8,104
   Pension benefit                                                  (55)             (52)             (110)            (105)
   Doubtful account recoveries                                      (83)            (115)              (91)            (228)
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
                                                                 16,894           15,342            34,760           31,540

Operating income (loss)                                          (4,500)          46,503             8,463           47,267

Other income (expense):
   Gains on sales of assets                                          50               51                69              187
   Interest expense                                                (297)             (40)             (598)             (95)
   Interest income                                                  441                -               965                -
   Minority interest                                               (149)            (193)             (375)            (510)
   Other income (expense)                                           247             (100)             (177)           1,456
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
Income (loss) from operations before
  reorganization items and income taxes                          (4,208)          46,221             8,347           48,305

   Reorganization legal and consulting fees                           -             (776)                -           (1,435)
   Reorganization interest income                                     -              691                 -            1,328
   Income taxes                                                       -                -               (45)               -
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
Income (loss) before cumulative effect of change
  in accounting principle                                        (4,208)          46,136             8,302           48,198

Cumulative effect of change in accounting
  principle                                                           -           (9,876)                -           (9,876)
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------

Net income (loss)                                                (4,208)          36,260             8,302           38,322

Less preferred stock dividends (in arrears)                        (663)          (1,222)           (1,326)          (2,444)
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------

Net income (loss) applicable to common
  shareholders                                                 $ (4,871)        $ 35,038          $  6,976         $ 35,878
====================================================== ================= ================ ================= ================

Net income (loss) per share applicable to common shareholders:
Before cumulative effect of change in accounting
  principle                                                    $   (.69)        $   6.45          $    .99         $   6.57
Cumulative effect of change in accounting
  principle                                                           -            (1.42)                -            (1.42)
====================================================== ================= ================ ================= ================
                                                               $   (.69)        $   5.03          $    .99         $   5.15
====================================================== ================= ================ ================= ================
Weighted average number of common shares outstanding              7,020            6,965             7,020            6,965
====================================================== ================= ================ ================= ================

See accompanying Notes to Condensed Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)
 Six Months Ended June 30,                                                                         1999                1998
 ---------------------------------------------------------------------------------- -------------------- -------------------
                                                                                                    (in thousands)
 Cash flows provided by (used in) operating activities:
 Net income                                                                                   $   8,302           $  38,322
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Equity earnings from independent power projects                                          (26,707)            (55,419)
       Cash received from independent power projects                                             44,106              33,136
       Equity in losses from DTA                                                                    718                (245)
       Cash generated by DTA                                                                        665               1,298
       Cash contributions to DTA                                                                   (838)             (1,066)
       Depreciation, depletion and amortization                                                     744               1,237
       Combined Benefit Fund prepayments                                                         (1,492)                  -
       Gain on disposition of assets                                                                (69)               (187)
       Minority interest                                                                            375                 510
       Cumulative effect of change in accounting principle                                            -               9,876
       Other                                                                                       (308)               (490)

 Changes in assets and liabilities:
       Accounts receivable, net of allowance for doubtful accounts                                1,987              14,411
       Workers' compensation bond                                                                   364               1,428
       Prepaid pension asset                                                                       (110)               (105)
       Excess of trust assets over pneumoconiosis benefit obligation                              1,754                  50
       Security deposits                                                                        (10,148)                  -
       Accounts payable and accrued expenses                                                     (3,322)             (1,300)
       Income tax payable                                                                        (2,110)                  -
       Accrual for workers compensation                                                          (1,777)                  -
       Accrual for postretirement medical costs                                                   5,215                   -
       Accrual for reorganization expenses                                                       (6,643)                  -
       Consent judgment payment obligation                                                      (39,006)                  -
       Other liabilities                                                                           (399)                  -
       1974 UMWA Pension Plan obligations                                                        (1,313)                  -
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash provided by (used in) operating activities before reorganization items                (30,012)             41,456
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Changes in reorganization items                                                                      -               5,856
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash provided by (used in) operating activities                                            (30,012)             47,312
 ---------------------------------------------------------------------------------- -------------------- -------------------

 Cash flows provided by (used in) investing activities:
    Fixed asset  additions                                                                       (1,656)               (125)
    Net proceeds from sales of assets                                                                69                 196
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash provided by (used in) investing activities                                             (1,587)                 71
 ---------------------------------------------------------------------------------- -------------------- -------------------

 Cash flows provided by (used in) financing activities:
    Repayment of long-term debt                                                                    (222)                (47)
    Issuance of common stock                                                                        389                   -
    Purchase of preferred stock                                                                 (20,000)                  -
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash used in financing activities                                                          (19,833)                (47)
 ---------------------------------------------------------------------------------- -------------------- -------------------

 Net increase (decrease) in cash and cash equivalents                                           (51,432)             47,336
 Cash and cash equivalents, beginning of period                                                  84,073              30,664
 ================================================================================== ==================== ===================
 Cash and cash equivalents, end of period                                                     $  32,641           $  78,000
 ================================================================================== ==================== ===================

 Supplemental disclosures of cash flow information:

 Cash paid during the period for:
    Interest                                                                                   $  5,446             $    27
    Taxes                                                                                      $  2,110             $     -

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

2.  Contingencies

Westmoreland Energy, Inc. ("WEI") - WEI Project Contingencies

Southampton Project - In October, 1998, the Southampton Partnership and Virginia Power Company ("VEPCO") entered into a settlement agreement of their administrative proceeding before the Federal Energy Regulatory Commission concerning the project's compliance with Qualifying Facility ("QF") criteria and payments arising out of plant performance in 1992. The settlement provided for, among other items, payments by the Southampton Partnership to Virginia Power of $1,000,000 annually for the years 1999-2001, followed by a reduction in capacity payments from Virginia Power to the Southampton Partnership of $500,000 for the years 2002-2008. Following 2008, Virginia Power may elect to terminate its power purchases from the Southampton Partnership or continue to receive the $500,000 annual reduction in capacity payments for the remainder of the power purchase agreement. The settlement was approved by the FERC.

Resolution of the FERC QF issue provides the Southampton Partnership an answer about QF status in 1992, regulatory certainty regarding application of the Federal Power Act to both the Southampton project and the upstream partners and owners, including WEI and Westmoreland, and, assuming continued compliance with loan covenants and appropriate project financial performance, the ability to distribute earnings to the project partners.

A limited partner of LG&E-Southampton, L.P. has made a demand on the Southampton Partnership and related LG&E and Westmoreland entities for reimbursement in the amount of $1,979,000 in connection with its share of the settlement. The Westmoreland entities have made a similar demand against the LG&E entities. The parties have agreed to attempt to resolve the dispute through non-binding mediation and a mediator has been appointed.

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

From May, 1994, through June, 1999, Virginia Power withheld approximately $16,700,000 of these capacity payments during periods of forced outages. To date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, the ROVA Partnership commenced litigation against Virginia Power seeking damages, contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. The case was tried beginning on October 26, 1998 in the Circuit Court of the City of Richmond, Virginia. On December 2, 1998, the Court entered judgment in the ROVA Partnership's favor for the amount of $14,800,000 (the amount that Virginia Power had withheld at the trial date) plus interest for a total of $19,336,214. On December 21, 1998, Virginia Power posted its appeal bond and on December 29, 1998, noted its appeal of the Court's decision to the Virginia Supreme Court. The Supreme Court agreed to hear Virginia Power's appeal. Briefs are being prepared. The Court will likely set a date for Oral Argument before the end of 1999 and a decision is expected to follow in early 2000. Due to the uncertainty of the appeal, the financial statements do not reflect any portion of this judgment.

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

On April 7, 1999, Andrews & Kurth, L.L.P. and Putnam Hayes and Bartlett filed suit in District court in the State of Colorado seeking payment of the amounts allegedly owed. The Company believes the charges were not reasonable and necessary in accordance with the Bankruptcy Code and the Master Agreement and will vigorously contest the case. The parties have agreed to attempt to resolve the dispute through mediation. If that is not successful, the case is scheduled for trial commencing May 15, 2000. The likely outcome of the dispute is unknown at this time. The Company has accrued the entire amount demanded.

3.  Capital Stock

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The nineteen quarterly dividends which are accumulated but unpaid (dividend payment dates July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1,
1996,  January 1, 1997, April 1, 1997, July 1, 1997, October 1, 1997, January 1,
1998,  April 1, 1998, July 1, 1998,  October 1, 1998,  January 1, 1999, April 1,
1999, and July 1, 1999) amount to $12,591,000 in the aggregate ($40.38 per preferred share or $10.09 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

On March 10, 1999, the Company offered to purchase up to 1,052,631 depositary shares, each representing one quarter of a share of its Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"). The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On April 7, 1999, the offer expired and 1,683,903 depositary shares were tendered in response to the offer. Because the number of shares tendered exceeded the maximum number of shares the Company had offered to purchase, a proration factor of approximately 62.5% was applied to all shares tendered. A total of 1,052,631 depositary shares were purchased for $20,000,000. The balance sheet effect of this transaction was to reduce cash and shareholders' equity by $20,000,000. Following completion of the tender offer, the depositary shares purchased in the offer were converted into shares of Series A Preferred Stock, the shares of Series A Preferred Stock were retired, and the capital of the Company was reduced by the par value of the shares of Series A Preferred Stock retired. This reduced the number of shares of Series A Preferred Stock outstanding from 575,000 to 311,843, accumulated but unpaid dividends to $11,928,000, and the ongoing quarterly preferred dividend from $1,222,000 to $663,000.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($312,000 at June 30, 1999). The Company had shareholders' equity at June 30, 1999 of $10,536,000 and the par value of all outstanding depositary shares and shares of common stock aggregated $17,961,000 at June 30, 1999.

The Company is also subject to certain financial ratio tests under the terms of the Master Agreement. The Company agreed to secure its obligations under the Master Agreement by providing a Contingent Promissory Note ("Note"). The original principal amount of the Note is $12 million; the principal amount of the Note decreases to $6 million in 2002. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial tests specified in the Note, fails to maintain the required balance in the escrow account established under an escrow agreement or fails to comply with certain covenants set forth in a security agreement.

4.  DISPOSITION

On July 27, 1999, the Company sold all remaining recorded assets of its idled Virginia Division. The assets consisted of the Bullitt Preparation Plant and Transloader Complex. The Company received approximately $650,000 in cash and the purchaser assumed reclamation liabilities of approximately $600,000. The transaction resulted in a net gain of approximately $360,000. The Company continues in its efforts to sell the Virginia Division refuse site as a source of coal fines. The site has no recorded asset value.

5.  BUSINESS SEGMENT INFORMATION

The Company's operations have been classified into three segments: coal, independent power operations and terminal operations. The coal segment includes the production and sale of coal from the Powder River Basin in eastern Montana. The independent power operations segment includes the ownership of interests in cogeneration and other non-regulated independent power plants. The terminal operation segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. Summarized financial information by segment for the quarter and six months ended June 30, 1999 and 1998, is as follows:

  ------------------------------------ -- -------------- ----------------- ---------------- --------------- ----------------
                                                              Independent
                                                                    Power         Terminal
                                                   Coal        Operations       Operations       Corporate            Total
  ------------------------------------ -- -------------- ----------------- ---------------- --------------- ----------------
                                                                             (in thousands)
  Three months ended June 30, 1999:

  Total assets                                 $ 58,257          $ 51,832         $  5,843        $ 39,163        $ 155,095
  Revenues                                        8,675             4,116             (397)              -           12,394
  Operating income (loss)                           297             3,615              201          (8,633)          (4,500)

  Reconciliation of operating income to income from operations before income taxes:

  Operating income (loss)                           297             3,615              201          (8,633)          (4,500)

  Gains on sale of assets                             -                 -                -              50               50
  Interest expense                                  (36)                -                -            (261)            (297)
  Interest income                                   158                53               21             209              441
  Minority interest                                (149)                -                -               -             (149)
  Other income (expense)                             28               (17)              86             150              247
  ==================================== == ============== ================= ================ =============== ================
  Income (loss) from operations
    before income taxes                        $    298          $  3,651         $    328        $ (8,485)       $  (4,208)
  ==================================== == ============== ================= ================ =============== ================


  Three months ended June  30, 1998:

  Total assets                                 $ 56,658          $115,703         $ 20,343        $ 32,538        $ 225,242
  Revenues                                       10,891            50,626              328               -           61,845
  Operating income (loss)                           618            49,886             (223)         (3,778)          46,503

  Reconciliation of operating income to income from operations before income taxes:

  Operating income (loss)                           618            49,886             (223)         (3,778)          46,503

  Gains on sale of assets                             -                 -                -              51               51
  Interest expense                                  (41)                7                -              (6)             (40)
  Interest income                                   169               255               44             223              691
  Minority interest                                (193)                -                -               -             (193)
  Other income (expense)                             14                57                -            (171)            (100)
  Reorganization costs                                -                 -                -            (776)            (776)
  ------------------------------------ -- -------------- ----------------- ---------------- --------------- ----------------
  Income (loss) from operations
    before income taxes                        $    567          $ 50,205         $   (179)       $ (4,457)       $  46,136
  ==================================== == ============== ================= ================ =============== ================

  ------------------------------------ -- -------------- ----------------- ---------------- --------------- ----------------
                                                              Independent
                                                                    Power         Terminal
                                                   Coal        Operations       Operations       Corporate            Total
  ------------------------------------ -- -------------- ----------------- ---------------- --------------- ----------------
                                                                             (in thousands)
  Six months ended June 30, 1999:

  Total assets                                 $ 58,257          $ 51,832         $  5,843        $ 39,163        $ 155,095
  Revenues                                       17,234            26,707             (718)              -           43,223
  Operating income (loss)                         1,308            25,366             (503)        (17,708)           8,463

  Reconciliation of operating income to income from operations before income taxes:

  Operating income (loss)                         1,308            25,366             (503)        (17,708)           8,463

  Gains on sale of assets                             -                 -                -              69               69
  Interest expense                                  (72)                -                -            (526)            (598)
  Interest income                                   292               290               24             359              965
  Minority interest                                (375)                -                -               -             (375)
  Other income (expense)                             21              (502)             114             190             (177)
  ==================================== == ============== ================= ================ =============== ================
  Income (loss) from operations
    before income taxes                        $  1,174          $ 25,154         $   (365)       $(17,616)       $   8,347
  ==================================== == ============== ================= ================ =============== ================


  Six months ended June  30, 1998:

  Total assets                                 $ 56,658          $115,703         $ 20,343        $ 32,538        $ 225,242
  Revenues                                       23,143            55,419              245               -           78,807
  Operating income (loss)                         1,899            54,186             (727)         (8,091)          47,267

  Reconciliation of operating income to income from operations before income taxes:

  Operating income (loss)                         1,899            54,186             (727)         (8,091)          47,267

  Gains on sale of assets                             -                 -                -             187              187
  Interest expense                                  (82)                -                -             (13)             (95)
  Interest income                                   319               494               49             466            1,328
  Minority interest                                (510)                -                -               -             (510)
  Other income                                       20                 -               24           1,412            1,456
  Reorganization costs                                -                 -                -          (1,435)          (1,435)
  ==================================== == ============== ================= ================ =============== ================
  Income (loss) from operations
    before income taxes                        $  1,646          $ 54,680         $   (654)       $ (7,474)       $  48,198
  ==================================== == ============== ================= ================ =============== ================

                                     Item 2
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Material Changes in Financial Condition From December 31, 1998 to June 30, 1999

Forward-Looking Disclaimer

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among such statements are comments regarding the Company's projected cash balance, the Company's projected earnings, the magnitude of future claims on the Company, the Company's ability to use its NOLs, and the Company's future prospects, condition, and value. In addition, the terms "anticipate," "believe," "estimate," "maintain," "intend," "may," "will," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation, general economic and competitive conditions and the ability to reinvest excess cash at an acceptable rate of return. Additional factors that could cause actual results to differ materially from those in the forward-looking statements, or that could contribute to such a difference, are identified in the Company's 1998 Form 10-K/A.

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

Liquidity and Capital Resources

Cash used in operating activities was $30,012,000 for the six months ended June 30, 1999. Cash provided by operating activities was $47,312,000 for the six months ended June 30, 1998. The decrease in cash from operations in 1999 compared to 1998 is mainly due to cash received from the Rensselaer restructuring at WEI and the termination of the salaried pension plan in 1998, as well as the payment of pre-petition liabilities and reorganization costs and the funding of security deposits in 1999. Equity in the earnings of Rensselaer, net of restructuring revenues, was approximately $2,700,000 in 1998.

Cash used in investing activities was $1,587,000 for the six months ended June 30, 1999. Cash provided by investing activities for the six months ended June 30, 1998 was $71,000. Cash used in investing activities in 1999 included fixed asset additions of $1,633,000 at WRI offset by proceeds from sales of assets of $69,000. Cash provided by operations in 1998 of $71,000 included $196,000 of proceeds from sales of assets offset by fixed asset additions at WRI of $125,000.

Cash used in financing activities for the six months ended June 30, 1999 and 1998 totaled $19,833,000 and $47,000, respectively. Cash used in financing activities in 1999 related primarily to the purchase of preferred stock.

Consolidated cash and cash equivalents at June 30, 1999 totaled $32,641,000 (including $14,362,000 at WRI). At December 31, 1998, cash and cash equivalents totaled $84,073,000 (including $14,712,000 at WRI). The cash at WRI, an 80%-owned subsidiary, is available to the Company only through dividends. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $13,924,000 at June 30, 1999 and $4,140,000 at December 31, 1998. The restricted cash represents interest-bearing cash deposit accounts which collateralize the Company's Contingent Note ($6,000,000) required by the Master Agreement and the surety bond for the security required by the 1992 UMWA Benefit Plan ($4,148,000), as well as $3,776,000 that collateralizes the outstanding surety bonds for its workers compensation self-insurance programs. The restricted cash in 1998 represents collateral for the outstanding surety bonds for its workers compensation self-insurance programs. The Company also has $8,000,000 in interest-bearing debt reserve accounts for certain of the Company's independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects. In addition, there is a surplus in the Company's pneumoconiosis trust of approximately $9,137,000, that may be available to pay postretirement health benefits dependent upon future actuarial calculations as well as $3,900,000 in salaried pension plan overfunding.

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements entered into with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of the recognition of losses related to the idling of the
Virginia division and the resulting shareholders' deficit. The nineteen quarterly dividends which are in arrears (those dividends whose payment dates would have been July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1, 1996, January 1, 1997,
April 1, 1997, July 1, 1997, October 1, 1997, January 1, 1998, April 1, 1998 and
July 1, 1998,  October  1998,  January 1, 1999,  April 1, 1999 and July 1, 1999)
amount to $12,591,000 in the aggregate ($40.38 per preferred share or $10.09 per depositary share).

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits for the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($312,000 at June 30, 1999). The Company had shareholders' equity at June 30, 1999 of $10,536,000 and the par value of all outstanding depositary shares and shares of common stock aggregated $17,961,000 at June 30, 1999.

In July 1999, the Company announced that it expected to conduct an additional tender offer at $19 per depositary share for approximately 600,000 shares, the amount by which its tender offer earlier in 1999 was oversubscribed. The schedule and details of the tender offer have not been finalized, but it is the Company's intention to commence the tender offer as soon as practicable taking into effect various factors such as income tax consequences. If fully subscribed,  the  impact  of the  tender  offer  would  be to  reduce  cash  and shareholders equity by approximately $11,400,000. In addition, if fully subscribed at July 1, 1999, accumulated but unpaid dividends would have been reduced to $6,534,000 and the annual ongoing dividend obligation would be reduced to $1,376,000.

Liquidity Outlook

The major factors impacting the Company's liquidity outlook are its significant "heritage costs" and its ongoing and future business needs. These heritage costs consist primarily of cash payments for postretirement medical benefits, workers' compensation costs and UMWA pension benefits. The Company also is obligated for pension and pneumoconiosis benefits; however, both of these future obligations have a funding surplus at present. The Company has ongoing cash expenditures of approximately $16,000,000 per year for postretirement medical benefits which will remain fairly constant over the next five years and then decline to zero over the next approximately thirty-seven years. In addition, the Company has cash expenditures of approximately $3,000,000 per year for workers' compensation benefits which will steadily decline to zero over the next approximately twenty years. Since the UMWA pension plan is a multiemployer plan under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the plan. The Company believes the plan was fully funded at the time of the Company's withdrawal in 1998. However, the plan has asserted a claim of $13,800,000, which the Company vigorously contests. The Company is contesting this amount through arbitration, as provided under ERISA. In accordance with the Multiemployer Pension Plan Amendments Act of 1980, the Company has made monthly principal and interest payments to the plan while it pursues its rights and will continue to make such monthly payments until arbitration is completed. Depending upon the results of arbitration, the Company may be entitled to a refund or it could be required to pay any remaining obligation over no more than nine and one-half years.

Under the Coal Act, the Company is required to provide postretirement medical benefits for UMWA miners by making payments into three benefit plans: (i)
premiums to the UMWA Combined Benefit Fund (the "Combined Fund"), a multiemployer plan which benefits miners who retired before January 1, 1976 or who retired thereafter but whose last employer did not provide benefits pursuant to an operator-specific Individual Employer Plan ("IEP"), (ii) payments to maintain an IEP for miners who retired after January 1, 1976 and (iii) premiums to the 1992 UMWA Benefit Plan, a multiemployer plan which benefits (A) miners who were eligible to retire on February 1, 1993, who did retire on or before September 30, 1994 and whose former employers are no longer in business, (B) miners receiving benefits under an IEP whose former employer has gone out of business and ceased to maintain the IEP, and (C) new spouses or new dependents of retirees in the Combined Fund who would be eligible for coverage thereunder but for the fact that the Combined Fund closed to new beneficiaries as of July 20, 1992. The premiums paid by the Company cover its own retirees and its allocated portion of the pool of retired miners whose previous employers have gone out of business.

The Company, on January 4, 1999, as a result of its improved financial position and subsequent dismissal from bankruptcy, satisfied all of its premium obligations to the Combined Fund through the end of 1998, and has made prepayments to the Combined Fund for its premiums for the first three quarters of 1999. Normal monthly payments will resume on October 1, 1999. Beginning on October 25, 1999, the Company will begin receiving premium differential credits of approximately $1,400,000. The credits will be offset against Combined Fund premiums at a rate of approximately $200,000 per month through April, 2000.

In addition, the Coal Act authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions pursuant to the Act. In 1995, the Trustees issued security provisions which give contributors to the Plan several options for satisfying the Coal Act's security requirements, and set the level of security to be provided by the Company at approximately $21,000,000. In 1999, the Company secured its obligation to provide retiree health benefits under the 1992 Plan by posting a bond in the amount of three years benefits (or $22.7 million). The bond is collateralized by U.S. Government-backed securities. The amount to be secured and the bond amount will be reviewed and adjusted on an annual basis.

The Company's current principal sources of cash flow include cash distributions from its independent power projects, dividends from WRI, cash from operations of DTA and interest earned on its cash reserves. In addition, the Company will receive its share of the judgment in the ROVA litigation if VEPCO's appeal to the Virginia Supreme Court is unsuccessful. Distributions from the overfunded pneumoconiosis trust to pay post retirement health benefits are also possible depending on future actuarial calculations. Management believes that cash generated from these sources and cash reserves should be sufficient to pay the Company's heritage costs and fund its ongoing operations and other capital requirements for the foreseeable future.

Capital commitments include $4,200,000 to repair the dragline at WRI. Approximately $2,000,000 was expended in 1998 with the majority of the remainder expended by June 30, 1999. The Company has undertaken to pay for the repair to assure continued, uninterrupted production at WRI, but the Company believes the obligation to repair the dragline is solely Morrison-Knudsen's and, therefore, is in discussion with them on this and other matters, including enforcement of the Company's right to require Morrison-Knudsen to pay for the repair.

The Company hopes to further improve its long-term liquidity in a number of ways, including the development of additional cash flow from existing and new business operations and monetizing assets where proceeds on sale would exceed the expected return from continued operation. The Company also plans to seek further cost reductions wherever feasible and prudent, and will attempt to reduce certain postretirement medical, workers' compensation and related payments. The Company is also monitoring certain legislative developments, such as the proposed inclusion of prescription drug costs under Medicare coverage, which could significantly reduce the Company's retiree health care expenses. Although management expects to improve the Company's profitability, the time required to realize such increases cannot be estimated at this time nor can assurances be given that the Company can achieve any such improvements.

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

Most of the Company's systems and related software are already Y2K compliant. The Company has actively reviewed all hardware and software associated with its computers, personal computers and client/servers, telecommunications and embedded systems found in equipment throughout its operations. This program consists of identifying and inventorying all software applications and systems, making required replacements, modifications, and testing.

All of the independent power projects have completed Y2K testing. The projects operated normally with only minor errors in the reporting process.

Computer systems at WRI and its mining contractor have been replaced or appropriately modified. WRI's rail supplier has embarked on an aggressive campaign to bring its systems into compliance by the end of the third quarter. The Company is monitoring those activities.

Compliance at Dominion Terminal Associates ("DTA") has been nearly completed through replacement of non-compliant systems. The Company expects that efforts to upgrade the few remaining systems will be completed by September 30, 1999. The terminal is dependent on efficient and timely rail service and DTA is closely monitoring the compliance efforts of the terminal's rail service providers.

The nature of the Company's operations make substantive contingency plans extremely difficult. No reasonable alternatives exist for the inability of the railroads to provide timely service to WRI and the DTA terminal. As previously mentioned, the Company is closely following the compliance efforts of the railroads and other major suppliers.

Based on information currently available, it is estimated that the costs to replace and modify Company systems to achieve Y2K compliance will not exceed $125,000, of which approximately $27,000 has been incurred through June 30, 1999.

The goal is to have all critical Company systems Y2K compliant by September 30, 1999. This should allow time before December 31, 1999, to validate the system modifications and complete contingency plans for customers, suppliers and others who may not be Y2K compliant. While there can be no assurance that all such modifications and plans will be successful, the Company does not expect that any disruptions will have a material adverse effect on its overall financial position, results of operations, or liquidity.

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998.

Revenues for the quarter ending June 30, 1999 were $12,394,000 compared to $61,845,000 for the quarter ending June 30, 1998. The decrease is due to the significant earnings in 1998 at WEI's Rensselaer project as a result of the restructuring of its power purchase contract with Niagara Mohawk, slightly decreased sales volumes at WRI due to scheduled plant maintenance at a major customer's facility and decreased earnings from terminal operations due to a decline in the export market.

Costs and expenses for the quarter ending June 30, 1999 were $16,894,000 compared to $15,342,000 for the quarter ending June 30, 1998. The majority of the increase is due to an increase in the accrual for heritage costs. Upon the termination of the bankruptcy the Company was required to resume monthly payments of approximately $500,000 to the Combined Benefit Fund. In addition, there was approximately $1,300,000 in Workers Compensation expense and market related adjustments to the Black Lung Trust. Sales volumes at WRI have decreased slightly, decreasing costs and expenses accordingly. Selling and administrative costs in 1999 increased as a result of approximately $500,000 of charges relating to the proxy contest and tender offer.

Gains on the sales of assets were $50,000 during the quarter ending June 30, 1999, compared to $51,000 for the quarter ending June 30, 1998. The gains relate primarily to sales of various assets from the Company's idled Virginia Division.

Interest expense was $297,000 and $40,000 for the three months ended June 30, 1999 and 1998, respectively. The increase is due to installment payments being made monthly to the 1974 UMWA Pension Plan as provided for in the Master Agreement.

Interest income was $441,000 for the three months ended June 30, 1999. No interest income was recorded for operations in 1998 as all such income was considered a reorganization item.

Other income was $247,000 for the three months ended June 30, 1999. Other expense was $100,000 for the three months ended June 30, 1998. The increase is due to dividends received from the Company's Fort Lupton project and receipts of a court ordered payment from a former coal customer of $114,000 in 1999.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.
--------------------------------------------------------------------------
Revenues for the six months ending June 30, 1999 were $43,223,000 compared to $78,807,000 for the six months ending June 30, 1998. The decrease is mainly due to elevated 1998 earnings at WEI's Renssalaer project as a result of the restructuring of its power purchase contract with Niagara Mohawk and slightly decreased sales volumes at WRI as well as decreased earnings at the terminal operations.

Costs and expenses for the six months ending June 30, 1999 were $34,760,000 compared to $31,540,000 for the six months ending June 30, 1998. The majority of the increase is due to an increase in the accrual for heritage costs. Upon the termination of the bankruptcy the Company was required to resume monthly payments of approximately $500,000 to the Combined Benefit Fund. In addition there was approximately $1,300,000 in Workers Compensation expense and market related adjustments to the Black Lung Trust. Sales volumes at WRI have decreased slightly, decreasing costs and expenses accordingly. Selling and administrative costs increased in 1999 as a result of approximately $2,700,000 of bonuses paid to employees as well as approximately $600,000 in final bankruptcy, proxy contest and tender offer expenses. The Company also incurred approximately $270,000 in expenses related to the exercise of stock options and payment of stock bonuses.

Gains on the sale of assets were $69,000 and $187,000 for the six months ended June 30, 1999 and 1998, respectively, all of which related to the sales of various equipment from the idled Virginia Division.

Interest expense was $598,000 and $95,000 for the six months ended June 30, 1999 and 1998, respectively. The increase is due to installment payments being made monthly to the 1974 UMWA Pension Plan as provided for in the Master Agreement.

Interest income was $965,000 for the six months ended June 30, 1999. No interest income was recorded for operations in 1998 as all such income was considered a reorganization item.

Other expense was $177,000 for the six months ended June 30, 1999. Other income was $1,456,000 for the six months ended June 30, 1998. The 1998 period included income relating to a production tax holdback of $650,000 and $750,000 received for the buyout of a royalty agreement from a former contract miner.

                          PART II - OTHER INFORMATION

                                     ITEM 1
                                LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

See Note 1 "Chapter 11 Reorganization Proceedings" and Note 2 "Contingencies" of Notes to Condensed Consolidated Financial Statements, which are incorporated by reference herein.

                                     ITEM 2
                    CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------------------

(C)      Recent Sales of Unregistered Securities

The Company issued shares of its Common Stock, $2.50 par value, in the following transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933:

o On March 12, 1999, the Company issued 22,182 shares to directors in lieu of directors' fees in the total amount of $47,993 and issued 2,153 shares to a former director pursuant to a directors' deferred compensation plan.

o On March 19, 1999, the Company issued 27,000 shares to executives as compensation pursuant to an incentive stock plan.

o On March 22, 1999, the Company issued 25,000 shares to executives upon exercise of incentive stock options for which the aggregate exercise price was $65,625 and issued 18,000 shares to executives as compensation pursuant to an incentive stock plan.

                                     ITEM 4
               SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

A Special Meeting of Stockholders in lieu of an Annual Meeting was held on May 12, 1999. Proxies for the meeting were solicited pursuant to Section 14A of the Securities Exchange Act of 1934, and there was a solicitation in opposition to management's solicitation. Two proposals were voted upon at the meeting.

The first proposal was to elect five members to the Board of Directors to represent common stockholders. The tabulation of the votes cast with respect to each of the nominees for election as a Director is set forth as follows:

 ---------------------------- ------------------------ -------------------------
 Name                                 Votes For             Votes Withheld
 ---------------------------- ------------------------ -------------------------
 Pemberton Hutchinson                 3,128,280                  33,247
 William R. Klaus                     3,133,729                  27,798
 Thomas W. Ostrander                  3,140,229                  21,298
 Christopher K. Seglem                3,138,638                  22,889
 Edwin E. Tuttle                      3,134,929                  26,598
 Robert A. Fowler                     2,634,923                   1,940
 Nelson Obus                          2,634,923                   1,940
 R. Bentley Offutt                    2,634,923                   1,940
 Matthew S. Sakurada                  2,634,923                   1,940
 William J. Sim                       2,634,923                   1,940
 ---------------------------- ------------------------ -------------------------

Messrs. Hutchinson, Klaus, Ostrander, Seglem, and Tuttle were elected.

CT Corporation System, the independent inspector of election, did not report any abstentions or broker non-votes.

The second proposal was to elect two directors to the Board of Directors to represent preferred stockholders. Each depositary share represents one-quarter share of the Company's Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"), the terms of which entitle the holders to elect two directors if the Company is in arrears on six or more Preferred Stock dividends. The tabulation of the votes cast with respect to each of the nominees for election as a Director, expressed in terms of the number of shares of Series A Preferred Stock, is set forth as follows:

 ---------------------------- ------------------------ -------------------------
 Name                                 Votes For             Votes Withheld
 ---------------------------- ------------------------ -------------------------
 Robert E. Killen                      87,063                    35,961
 James W. Sight                        87,013                    36,011
 Guy O. Dove, III                      70,002                         0
 Frank E. Williams, Jr.                70,002                         0
 ---------------------------- ------------------------ -------------------------

Messrs. Killen and Sight were elected.

CT Corporation System, the independent inspector of election, did not report any abstentions or broker non-votes.

                                     Item 5
                                OTHER INFORMATION
--------------------------------------------------------------------------------

As reported in a Current Report on Form 8-K filed June 21, 1999 (the "June 21 8-K"), the Board of Directors of the Company approved amendments to the Company's bylaws on June 18, 1999. The full text of the bylaws as amended (the "Bylaws") was included as an exhibit to the Form 8-K.

Among other things, the Bylaws provide that, at an annual meeting of stockholders, business may be conducted only if it is properly brought before the meeting. The Bylaws specify how a stockholder may properly bring business before an annual meeting. The stockholder must give timely notice of the stockholder's proposal to the Secretary of the Company. In general, to be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Company not less than 90 days nor more than 120 days in advance of the anniversary date of the preceding year's annual meeting of stockholders (or special meeting in lieu of an annual meeting). Thus, for a stockholder to make a timely proposal to conduct business at the 2000 Annual Meeting of Stockholders of the Company, the stockholder must deliver a notice to the Company, or the notice must be delivered to or mailed and received at the principal executive offices of the Company, not earlier than January 12, 2000 nor later than February 11, 2000. A stockholder's notice regarding the conduct of business at an annual meeting must contain the information required by Section 2.5 of the Bylaws. In addition, a stockholder proposing to conduct business at an annual meeting must comply with the other requirements specified in the Bylaws, including Section 2.5 thereof, and, if applicable, Federal law. Business not properly brought before an annual meeting shall not be transacted at the meeting.

The Bylaws also provide that only persons who are nominated in accordance with the procedures set forth in Section 2.6 thereof shall be eligible for election as directors of the Company. Among other requirements, for a nomination to be properly brought before a meeting by a stockholder, the stockholder must give timely notice thereof to the Secretary of the Company. In general, to be timely with respect to an election to be held at an annual meeting of stockholders, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Company not less than 90 days nor more than 120 days in advance of the anniversary date of the preceding year's annual meeting of stockholders (or special meeting in lieu of an annual meeting). Thus, for a stockholder to nominate a person for election to the Company's Board of Directors at the 2000 Annual Meeting of Stockholders, the stockholder must deliver a notice to the Company, or the notice must be delivered to or mailed and received at the principal executive offices of the Company, not earlier than January 12, 2000 nor later than February 11, 2000. A stockholder's notice regarding the nomination of a person for election to the Board of Directors must contain the information required by Section 2.6 of the Bylaws. In addition, a stockholder proposing to nominate a person for election to the Board of Directors must comply with the other requirements specified in Section 2.6 of the Bylaws, and, if applicable, Federal law. If a nomination is not made in accordance with the provisions of Section 2.6 of the Bylaws, the defective nomination shall be disregarded.

The description of the Bylaws set forth above is a summary only, does not purport to be complete, and is qualified in its entirety by the Bylaws, which were included as an exhibit to the Form 8-K.

                                     Item 6
                        Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

a)       Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - On June 4, 1999, the Company filed a report on Form 8-K announcing that it had received certified results of the recent proxy contest in connection with the election of common and preferred directors.

         On June 21, 1999, the Company filed a report on Form 8-K stating that the Virginia Supreme Court had agreed to hear the appeal by Virginia Power of the December 2, 1998, decision of the Circuit Court of the City of Richmond and filed an exhibit that included the full text of the Bylaws of the Company as amended on June 18, 1999.

         On July 1, 1999, the Company filed a report on Form 8-K announcing that it expects to conduct an additional tender offer at $19 per depositary share for approximately 600,000 shares.

         On July 28, 1999, the Company filed a report on Form 8-K announcing the sale of its Bullitt preparation plant and transloader complex to Mountain, LLC for approximately $650,000 in cash and the assumption $600,000 of associated reclamation liabilities.

                                   Signatures
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WESTMORELAND COAL COMPANY


Date: 08/16/99                       /s/ Robert J. Jaeger
                                     ----------------------------------------
                                         Robert J. Jaeger
                                         Senior Vice President - Finance and
                                         Treasurer


                                     /s/ Larry W. Mikkola
                                     ----------------------------------------
                                         Larry W. Mikkola
                                         Controller