Form 10-Q
period 1999-09-30
WESTMORELAND COAL CO
filed 1999-11-15
CIK 106455

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                             Yes   [X]      No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1999: 7,059,663

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                              Financial Statements

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
-------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
                                                            September 30, 1999  December 31, 1998
----------------------------------------------------------- ------------------  -----------------
                                                                       (in thousands)
Assets
Current assets:
   Cash and cash equivalents                                         $  31,931          $  84,073
   Receivables:
       Trade                                                             3,794              2,566
       Terminated pension plan, net                                        500                500
       Other                                                             1,043              2,730
----------------------------------------------------------- ------------------  -----------------
                                                                         5,337              5,796
   Other current assets                                                  1,496                691
----------------------------------------------------------- ------------------  -----------------
       Total current assets                                             38,764             90,560
----------------------------------------------------------- ------------------  -----------------

Property, plant and equipment:
       Land and mineral rights                                          10,572             10,990
       Plant and equipment                                              66,125             94,989
----------------------------------------------------------- ------------------  -----------------
                                                                        76,697            105,979
       Less accumulated depreciation and depletion                      39,743             69,029
----------------------------------------------------------- ------------------  -----------------
                                                                        36,954             36,950

Investment in independent power projects                                42,831             62,386
Investment in Dominion Terminal Associates (DTA)                         4,778              5,475
Workers' compensation bond                                               4,754              4,140
Prepaid pension cost                                                     3,913              3,748
Excess of trust assets over pneumoconiosis benefit
  obligation                                                             8,691             10,891
Security deposits                                                       10,148                  -
Other assets                                                             1,513              1,456
----------------------------------------------------------- ------------------  -----------------
       Total Assets                                                  $ 152,346          $ 215,606
=========================================================== ==================  =================
                                                                                      (Continued)
See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
-------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
                                                            September 30, 1999   December 31, 1998
----------------------------------------------------------- -------------------  -----------------
                                                                         (in thousands)
  Liabilities and Shareholders' Equity
  Current liabilities:
     Current installments of long-term debt                            $   218             $   200
     Accounts payable and accrued expenses                               8,169              11,249
     Workers compensation                                                3,200               3,800
     Postretirement medical costs                                       11,066              11,066
     UMWA 1974 Pension Plan obligation                                   1,170                   -
     Reorganization expenses                                             1,257               7,900
     Consent judgment payment obligation                                     -              39,006
     Reclamation costs                                                     100                 100
     Income taxes                                                           75               2,185
----------------------------------------------------------- -------------------  -----------------
     Total current liabilities                                          25,255              75,506
----------------------------------------------------------- -------------------  -----------------

  Long-term debt, less current installments                              1,333               1,562
  Accrual for workers compensation                                      15,329              17,338
  Accrual for postretirement medical costs                              79,607              73,143
  1974 UMWA Pension Plan obligations                                    11,030              13,776
  Accrual for reclamation costs, less current portion                    2,752               3,046
  Other liabilities                                                      1,947               2,370

  Minority interest                                                      7,692               7,020

  Commitments and contingent liabilities

  Shareholders' equity
     Preferred stock of $1.00 par value
       Authorized 5,000,000 shares;
       Issued 311,843 shares at September 30, 1999,                        312                 575
                  575,000 shares at December 31, 1998
     Common stock of $2.50 par value
       Authorized 20,000,000 shares;
       Issued 7,059,663 shares at September 30, 1999,                   17,649              17,413
                  6,965,328 shares at December 31, 1998
     Other paid-in capital                                              75,046              94,630
     Accumulated deficit                                               (85,606)            (90,773)
----------------------------------------------------------- -------------------  -----------------
     Total shareholders' equity                                          7,401              21,845
----------------------------------------------------------- -------------------  -----------------
     Total Liabilities and Shareholders' Equity                     $  152,346          $  215,606
=========================================================== ===================  =================

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Income
----------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
                                                            Three Months Ended     Nine Months Ended
                                                                 September 30,         September 30,
                                                              1999        1998       1999       1998
------------------------------------------------------ ----------- ----------- ---------- ----------
                                                             (in thousands except per share data)
Revenues:
   Coal                                                 $   11,426  $   11,383  $  28,660  $  34,526
   Independent power - equity in earnings                    3,283       4,129     29,990     59,548
   DTA - equity in earnings (share of losses)                 (417)        (27)    (1,135)       218
------------------------------------------------------ ----------- ----------- ---------- ----------
                                                            14,292      15,485     57,515     94,292
------------------------------------------------------ ----------- ----------- ---------- ----------
Costs and expenses:
   Cost of sales - coal                                      9,980       9,771     24,943     29,265
   Depreciation, depletion and amortization                    327         618      1,071      1,855
   Selling and administrative                                1,622       1,640      8,399      4,678
   Heritage costs                                            6,440       3,975     18,917     12,079
   Pension benefit                                             (55)        (53)      (165)      (158)
   Doubtful account recoveries                                 (74)       (725)      (165)      (953)
------------------------------------------------------ ----------- ----------- ---------- ----------
                                                            18,240      15,226     53,000     46,766

Operating income (loss)                                     (3,948)        259      4,515     47,526

Other income (expense):
   Gains on sales of assets                                    364         204        433        391
   Interest expense                                           (298)        (48)      (896)      (143)
   Interest income                                             652           -      1,617          -
   Minority interest                                          (297)       (186)      (672)      (696)
   Other income (expense)                                      293         486        116      1,942
------------------------------------------------------ ----------- ----------- ---------- ----------
Income (loss) from operations before
  reorganization items and income taxes                     (3,234)        715      5,113     49,020

   Reorganization legal and consulting fees                      -      (1,321)         -     (2,756)
   Reorganization interest income                                -       1,102          -      2,430
   Income taxes                                                 99        (197)        54       (197)
------------------------------------------------------ ----------- ----------- ---------- ----------
Income (loss) before cumulative effect of change
  in accounting principle                                   (3,135)        299      5,167     48,497

Cumulative effect of change in accounting
  principle                                                      -           -          -     (9,876)
------------------------------------------------------ ----------- ----------- ---------- ----------

Net income (loss)                                           (3,135)        299      5,167     38,621

Less preferred stock dividends (in arrears)                   (663)     (1,222)    (1,989)    (3,666)
------------------------------------------------------ ----------- ----------- ---------- ----------

Net income (loss) applicable to common
  shareholders                                          $   (3,798) $     (923) $   3,178  $  34,955
====================================================== =========== =========== ========== ==========

Net income (loss) per share applicable to common shareholders:
Before cumulative effect of change in accounting
  principle                                             $    (.54)  $     (.13) $     .45  $    6.44
Cumulative effect of change in accounting
  principle                                                     -            -          -      (1.42)
====================================================== =========== =========== ========== ==========
                                                        $    (.54)  $     (.13) $     .45  $    5.02
====================================================== =========== =========== ========== ==========
Weighted average number of common shares
  outstanding                                                7,033       6,965      7,033      6,965
====================================================== =========== =========== ========== ==========

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------
                                                                              (Unaudited)
 Nine Months Ended September 30,                                             1999         1998
 ------------------------------------------------------------------- ------------ ------------
                                                                             (in thousands)
 Cash flows provided by operating activities:
 Net income                                                            $    5,167   $   38,621
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
       Equity earnings from independent power projects                    (29,990)     (59,548)
       Cash received from independent power projects                       49,545       42,881
       Equity in losses from DTA                                            1,135         (218)
       Cash generated by DTA                                                  759        1,926
       Cash contributions to DTA                                           (1,197)      (1,515)
       Depreciation, depletion and amortization                             1,071        1,855
       Stock compensation expense                                             271            -
       Gain on disposition of assets                                         (433)        (391)
       Minority interest                                                      672          696
       Cumulative effect of change in accounting principle                      -        9,876
       Other                                                                 (861)      (1,077)

 Changes in assets and liabilities:
       Accounts receivable, net of allowance for doubtful accounts            459       13,128
       Workers' compensation bond                                            (614)       1,843
       Prepaid pension asset                                                 (165)           -
       Excess of trust assets over pneumoconiosis benefit obligation        2,200            -
       Security deposits                                                  (10,148)           -
       Accounts payable and accrued expenses                               (3,080)        (663)
       Income tax payable                                                  (2,110)           -
       Accrual for workers compensation                                    (2,609)           -
       Accrual for postretirement medical costs                             6,464            -
       Consent judgment payment obligation                                (39,006)           -
       Other liabilities                                                      (68)           -
       1974 UMWA Pension Plan obligations                                  (1,576)           -
 ------------------------------------------------------------------- ------------ ------------
  Net cash provided by (used in) operating activities
   before reorganization items                                            (24,114)      47,414
 ------------------------------------------------------------------- ------------ ------------
 Changes in reorganization items                                           (6,643)       9,062
 ------------------------------------------------------------------- ------------ ------------
 Net cash provided by (used in) operating activities                      (30,757)      56,476
 ------------------------------------------------------------------- ------------ ------------

 Cash flows provided by (used in) investing activities:
    Fixed asset  additions                                                 (1,959)        (296)
    Net proceeds from sales of assets                                         719          357
 ------------------------------------------------------------------- ------------ ------------
 Net cash provided by (used in) investing activities                       (1,240)          61
 ------------------------------------------------------------------- ------------ ------------

 Cash flows provided by (used in) financing activities:
    Repayment of long-term debt                                              (211)         (47)
    Purchase of preferred stock                                           (20,000)           -
    Exercise of stock options                                                  66            -
 ------------------------------------------------------------------- ------------ ------------
 Net cash used in financing activities                                    (20,145)         (47)
 ------------------------------------------------------------------- ------------ ------------

 Net increase (decrease) in cash and cash equivalents                     (52,142)      56,490
 Cash and cash equivalents, beginning of period                            84,073       30,664
 =================================================================== ============ ============
 Cash and cash equivalents, end of period                              $   31,931   $   87,154
 =================================================================== ============ ============

 Supplemental disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                           $    5,708   $       27
    Taxes                                                              $    2,110   $        -

See accompanying Notes to Consolidated Financial Statements.

                   WESTMORELAND COAL COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

1.  Nature of Operations

The Company's principal activities, conducted within the United States, are: (i) the production and sale of coal from a contractor-operated mine in the Powder River Basin in Eastern Montana; (ii) the ownership of interests in cogeneration and other non-regulated independent power plants; and (iii) the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility.

Chapter 11 Reorganization Proceedings
-------------------------------------
On December 23, 1996 ("Petition Date"), Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company (the "Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado (the "Chapter 11 Cases"). By order of the Bankruptcy Court entered on December 23, 1998, pursuant to the request of the Debtor Corporations, the Chapter 11 Cases were dismissed. There were no objections during the ten day stay period that expired on January 4, 1999. Upon the dismissal, the Debtor Corporations were and are no longer subject to the protections afforded or restrictions imposed by the Bankruptcy Code.

2.  Contingencies

Westmoreland Energy, Inc. ("WEI") - WEI Project Contingencies
-------------------------------------------------------------
Southampton Project - In October, 1998, the Southampton Partnership and Virginia Power Company ("VEPCO") entered into a settlement agreement of their administrative proceeding before the Federal Energy Regulatory Commission concerning the project's compliance with Qualifying Facility ("QF") criteria and payments arising out of plant performance in 1992. The settlement provided for, among other items, payments by the Southampton Partnership to Virginia Power of $1,000,000 annually for the years 1999-2001, followed by a reduction in capacity payments from Virginia Power to the Southampton Partnership of $500,000 for the years 2002-2008. Following 2008, Virginia Power may elect to terminate its power purchases from the Southampton Partnership or continue to receive the $500,000 annual reduction in capacity payments for the remainder of the power purchase agreement. The settlement was approved by the FERC.

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

A limited partner of LG&E-Southampton, L.P. made a demand on the Southampton Partnership and related LG&E and Westmoreland entities for reimbursement in the amount of $1,979,000 in connection with its share of the settlement. The
Westmoreland entities made a similar demand against the LG&E entities. All parties agreed to attempt to resolve the dispute through non-binding mediation and met with the mediator on October 13 and 14, 1999. During this mediation session the claims of the LG&E-Southampton L.P. limited partner were resolved. The Westmoreland entity agreed to contribute $100,000 of a significantly larger total settlement amount. A second round of mediation talks regarding the Westmoreland claims has been scheduled for early December, 1999.

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

From May, 1994, through September, 1999, Virginia Power withheld approximately $19,800,000 of these capacity payments during periods of forced outages. To date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, the ROVA Partnership commenced litigation against Virginia Power seeking damages, contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. The case was tried beginning on October 26, 1998 in the Circuit Court of the City of Richmond, Virginia. On December 2, 1998, the Court entered judgment in the ROVA Partnership's favor for the amount of $14,800,000 (the amount that Virginia Power had withheld at the trial date) plus interest for a total of $19,336,214. On December 21, 1998, Virginia Power posted its appeal bond and on December 29, 1998, noted its appeal of the Court's decision to the Virginia Supreme Court. The Supreme Court agreed to hear Virginia Power's appeal. Briefs have been submitted. The Company anticipates that the Court will hear Oral Arguments in January, 2000. A decision is expected to follow in 30-60 days. Due to the uncertainty of the appeal, the financial statements do not reflect any portion of this judgment.

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

Other
-----
In accordance with a Master Agreement entered into among the Company, the UMWA Health and Benefit Funds, the Official Committee of Equity Security Holders, and the United Mine Workers of America ("UMWA"), pursuant to which the parties supported Westmoreland's dismissal from bankruptcy, the Company agreed to pay "the reasonable and necessary professional fees and expenses of the Equity Committee professionals, Andrews and Kurth, L.L.P. and Putnam Hayes and Bartlett, for services rendered in connection with the Chapter 11 cases". These two firms billed approximately $453,000 and $816,000 for services rendered in the short period between June and December, 1998 in the case of Andrews and Kurth and July and December, 1998 in the case of Putnam Hayes. Moreover, the Settlement Term Sheet among the parties for resolution of the Chapter 11 proceeding was entered in the Court on October 15, 1998. The Company has paid approximately $802,000 of these fees, but believes that the balance (approximately $466,000) reflects services that did not and were not reasonably expected to benefit the estate and may have been performed in preparation for the proxy contest that took place after the bankruptcy ended. This amount has been disputed and not paid.

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

3.  Capital Stock

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The twenty quarterly dividends which are accumulated but unpaid (dividend payment dates July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1, 1996,
January 1, 1997, April 1, 1997, July 1, 1997,  October 1, 1997, January 1, 1998,
April 1, 1998, July 1, 1998,  October 1, 1998,  January 1, 1999,  April 1, 1999,
July 1, 1999, and October 1, 1999) amount to $13,253,000 in the aggregate ($42.50 per preferred share or $10.63 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

On March 10, 1999, the Company offered to purchase up to 1,052,631 depositary shares, each representing one quarter of a share of its Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"). The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On April 7, 1999, the offer expired and 1,683,903 depositary shares were tendered in response to the offer. Because the number of shares tendered exceeded the maximum number of shares the Company had offered to purchase, a proration factor of approximately 62.5% was applied to all shares tendered. A total of 1,052,631 depositary shares were purchased for $20,000,000. The balance sheet effect of this transaction was to reduce cash and shareholders' equity by $20,000,000. Following completion of the tender offer, the depositary shares purchased in the offer were converted into shares of Series A Preferred Stock, the shares of Series A Preferred Stock were retired, and the capital of the Company was reduced by the par value of the shares of Series A Preferred Stock retired. This reduced the number of shares of Series A Preferred Stock outstanding from 575,000 to 311,843, accumulated but unpaid dividends from $21,994,000 to $11,928,000, and the ongoing quarterly preferred dividend requirement from $1,222,000 to $663,000.

On September 16, 1999, the Company made a second offer to purchase up to an additional 631,000 depositary shares at $19 per depositary share. The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On October 26, 1999, the offer expired and 412,536 depositary shares were tendered in response to the offer. The balance sheet effect of the transaction will be to reduce cash and shareholders' equity by $7,838,000. Following completion of the tender offer, the depositary shares purchased in the offer will be converted to shares of Series A Preferred Stock, the shares of Series A Preferred Stock will be retired, and the capital of the Company will be reduced by the par value of the shares of Series A Preferred Stock retired. This will reduce the number of shares of Series A Preferred Stock outstanding from 311,843 to 208,709, accumulated but unpaid dividends from $13,253,000 to $8,870,000 and the ongoing quarterly dividend requirement from $663,000 to $444,000.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($312,000 at September 30, 1999). The Company had shareholders' equity at September 30, 1999 of $7,401,000 and the par value of all outstanding depositary shares and shares of common stock aggregated $17,961,000 at September 30, 1999.

4.  DISPOSITION

On July 27, 1999, the Company sold all remaining assets of its idled Virginia Division. The assets consisted of the Bullitt Preparation Plant and Transloader Complex. The Company received approximately $650,000 in cash and the purchaser assumed reclamation liabilities of approximately $600,000. The transaction resulted in a net gain of approximately $360,000. The Company continues in its efforts to sell the Virginia Division refuse site. The site has no recorded asset value.

5.  BUSINESS SEGMENT INFORMATION

The Company's operations have been classified into three segments: coal, independent power operations and terminal operations. The coal segment includes the production and sale of coal from the Powder River Basin in eastern Montana. The independent power operations segment includes the ownership of interests in cogeneration and other non-regulated independent power plants. The terminal operation segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. The Corporate classification noted in the tables represents all costs not otherwise classified including corporate office charges, heritage costs, and all residual costs of the idled Virginia Division. Summarized financial information by segment for the quarter and nine months ended September 30, 1999 and 1998, is as follows:

  ------------------------------------ -- -------------- ----------------- ---------------- --------------- ----------------
                                                              Independent         Terminal
                                                   Coal  Power Operations       Operations       Corporate            Total
  ------------------------------------ -- -------------- ----------------- ---------------- --------------- ----------------
                                                                             (in thousands)
  Three months ended September 30, 1999:

  Total assets                                $  60,492          $  55,216       $   5,243       $  31,395        $ 152,346
  Revenues                                       11,426              3,283            (417)              -           14,292
  Operating income (loss)                         1,002              3,515            (711)         (7,754)          (3,948)

  Reconciliation of operating income to income from operations before income taxes:

  Operating income (loss)                         1,002              3,515            (711)         (7,754)          (3,948)

  Gains on sale of assets                             -                  -               -             364              364
  Interest expense                                  (36)                 -               -            (262)            (298)
  Interest income                                   192                122               6             332              652
  Minority interest                                (297)                 -               -               -             (297)
  Other income (expense)                            (12)              (265)           (114)            684              293
  ==================================== == ============== ================= ================ =============== ================
  Income (loss) from operations
    before income taxes                       $     849          $   3,372       $    (819)      $  (7,636)       $  (3,234)
  ==================================== == ============== ================= ================ =============== ================




  Three months ended September 30, 1998:

  Total assets                                $  58,269          $ 119,921       $  19,482       $  31,859        $ 229,531
  Revenues                                       11,383              4,129             (27)              -           15,485
  Operating income (loss)                           586              4,765            (123)         (4,969)             259

  Reconciliation of operating income to income from operations before income taxes:

  Operating income (loss)                           586              4,765            (123)         (4,969)             259

  Gains on sale of assets                             -                  -               -             204              204
  Interest expense                                 (41)                  -               -              (7)             (48)
  Interest income                                   182                686               5             229            1,102
  Minority interest                               (186)                  -               -               -             (186)
  Other income (expense)                              2               (954)            (24)          1,462              486
  Reorganization costs                                -                  -               -          (1,321)          (1,321)
  ------------------------------------ -- -------------- ----------------- ---------------- --------------- ----------------
  Income (loss) from operations
    before income taxes                       $     543          $   4,497       $    (142)      $  (4,402)       $     496
  ==================================== == ============== ================= ================ =============== ================


  ------------------------------------ -- -------------- ----------------- ---------------- --------------- ----------------
                                                              Independent         Terminal
                                                   Coal  Power Operations       Operations       Corporate            Total
  ------------------------------------ -- -------------- ----------------- ---------------- --------------- ----------------
                                                                             (in thousands)
  Nine months ended September 30, 1999:

  Total assets                                $  60,492          $  55,216       $   5,243       $  31,395        $ 152,346
  Revenues                                       28,660             29,990          (1,135)              -           57,515
  Operating income (loss)                         2,310             28,881          (1,214)        (25,462)           4,515

  Reconciliation of operating income to income from operations before income taxes:

  Operating income (loss)                         2,310             28,881          (1,214)        (25,462)            4,515

  Gains on sale of assets                             -                  -               -             433              433
  Interest expense                                 (108)                 -               -            (788)            (896)
  Interest income                                   484                412              30             691            1,617
  Minority interest                                (672)                 -               -               -             (672)
  Other income (expense)                              9               (767)              -             874              116
  ==================================== == ============== ================= ================ =============== ================
  Income (loss) from operations
    before income taxes                       $   2,023          $   8,526       $  (1,184)      $ (25,252)       $   5,113
  ==================================== == ============== ================= ================ =============== ================



  Nine months ended September 30, 1998:

  Total assets                                $  58,269          $ 119,921       $  19,482       $  31,859        $ 229,531
  Revenues                                       34,526             59,548             218               -           94,292
  Operating income (loss)                         2,485             58,951            (850)        (13,060)          47,526

  Reconciliation of operating income to income from operations before income taxes:

  Operating income (loss)                         2,485            58,951             (850)        (13,060)          47,526

  Gains on sale of assets                             -                 -                -             391              391
  Interest expense                                 (123)                -                -             (20)            (143)
  Interest income                                   501             1,180               54             695            2,430
  Minority interest                                (696)                -                -               -             (696)
  Other income (expense)                             22              (954)               -           2,874            1,942
  Reorganization costs                                -                 -                -          (2,756)          (2,756)
  ==================================== == ============== ================= ================ =============== ================
  Income (loss) from operations
    before income taxes                       $   2,189          $ 59,177        $    (796)      $ (11,876)       $  48,694
  ==================================== == ============== ================= ================ =============== ================

                                     Item 2
--------------------------------------------------------------------------------
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Material Changes in Financial Condition From December 31, 1998 to September 30, 1999

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

Liquidity and Capital Resources

Cash used in operating activities was $30,757,000 for the nine months ended September 30, 1999. Cash provided by operating activities was $56,476,000 for the nine months ended September 30, 1998. The decrease in cash from operations in 1999 compared to 1998 is mainly due to cash received from the Rensselaer restructuring at WEI and the termination of the salaried pension plan in 1998, as well as the payment of pre-petition liabilities and reorganization costs and the funding of security deposits in 1999. Equity in the earnings of Rensselaer, net of restructuring revenues, was approximately $2,700,000 in 1998.

Cash used in investing activities was $1,240,000 for the nine months ended September 30, 1999. Cash provided by investing activities for the nine months ended September 30, 1998 was $61,000. Cash used in investing activities in 1999 included fixed asset additions of $1,959,000 at WRI offset by proceeds from sales of assets of $719,000. Cash provided by investing activities in 1998 of $61,000 included $357,000 of proceeds from sales of assets offset by fixed asset additions at WRI of $296,000.

Cash used in financing activities for the nine months ended September 30, 1999 and 1998 totaled $20,145,000 and $47,000, respectively. Cash used in financing activities in 1999 related primarily to the purchase of preferred stock.

Consolidated cash and cash equivalents at September 30, 1999 totaled $31,931,000 (including $15,438,000 at WRI). At December 31, 1998, cash and cash equivalents totaled $84,073,000 (including $14,712,000 at WRI). The cash at WRI, an 80%-owned subsidiary, is available to the Company only through dividends. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $14,902,000 at September 30, 1999 and $4,140,000 at December 31, 1998. The restricted cash represents interest-bearing cash deposit accounts which collateralize the Company's Contingent Note ($6,000,000) required by the Master Agreement and the surety bond for the security required by the 1992 UMWA Benefit Plan ($4,148,000), as well as $4,754,000 that collateralizes the outstanding surety bonds for its workers compensation self-insurance programs. The restricted cash in 1998 represents collateral for the outstanding surety bonds for its workers compensation self-insurance programs. The Company also has $8,000,000 in interest-bearing debt reserve accounts for certain of the Company's independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects. In addition, there is a surplus in the Company's pneumoconiosis trust of approximately $8,691,000, that may be available to pay postretirement health benefits dependent upon future actuarial calculations as well as $3,900,000 of excess funds in the salaried pension plan.

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements entered into with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of the recognition of losses related to the idling of the Virginia division and the resulting shareholders' deficit. The twenty quarterly dividends which are in arrears (those dividends whose payment dates would have been July 1, 1994, October 1, 1994, January 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1, 1996, January 1, 1997, April 1,
1997, July 1, 1997,  October 1, 1997, January 1, 1998, April 1, 1998 and July 1,
1998, October 1998, January 1, 1999, April 1, 1999, July 1, 1999, and October 1,
1999) amount to $13,253,000 in the aggregate ($42.50 per preferred share or $10.63 per depositary share). As described in Note 3 of Notes to Consolidated Financial Statements, this amount of accrued but unpaid dividends decreased after September 30, 1999 as a result of the second offer to purchase which expired on October 26, 1999.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits for the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($312,000 at September 30, 1999). The Company had shareholders' equity at September 30, 1999 of $7,401,000 and the par value of all outstanding depositary shares and shares of common stock aggregated $17,961,000 at September 30, 1999.

Liquidity Outlook

The major factors impacting the Company's liquidity outlook are its significant "heritage costs" and its ongoing and future business needs. These heritage costs consist primarily of cash payments for postretirement medical benefits, workers' compensation costs and UMWA pension benefits. The Company also is obligated for pension and pneumoconiosis benefits; however, both of these future obligations have a funding surplus at present. The Company has ongoing cash expenditures of approximately $16,000,000 per year for postretirement medical benefits which will remain fairly constant over the next five years and then decline to zero over the next approximately thirty-seven years. In addition, the Company has cash expenditures of approximately $3,000,000 per year for workers' compensation benefits which will steadily decline to zero over the next approximately twenty years. Since the UMWA pension plan is a multiemployer plan under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the plan. The Company believes the plan was fully funded at the time of the Company's withdrawal in 1998. However, the plan has asserted a claim of $13,800,000, which the Company vigorously contests. The Company is contesting this amount through arbitration, as provided under ERISA. In accordance with the Multiemployer Pension Plan Amendments Act of 1980, the Company has made monthly principal and interest payments to the plan while it pursues its rights and will continue to make such monthly payments until arbitration is completed. Included in the payments made in 1999 was interest of approximately $785,000. Depending upon the results of arbitration, the Company may be entitled to a refund or it could be required to pay any remaining obligation over no more than nine and one-half years.

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

The Company, on January 4, 1999, as a result of its improved financial position and subsequent dismissal from bankruptcy, satisfied all of its premium obligations to the Combined Fund through the end of 1998, and made prepayments to the Combined Fund for its premiums for the first three quarters of 1999. Normal monthly payments resumed on October 25, 1999. Beginning on that date, the Company began receiving credits against its Combined Fund premiums at a rate of approximately $200,000 per month through April, 2000, for a total of $1,400,000. This credit is the result of a recalculation of premiums by the Combined Fund pursuant to an order of the U.S. District Court for the Northern District of Alabama entered July 20, 1995 in National Coal Association v. Chater.

Faced with an impending solvency crisis as a result of benefit expenses exceeding premiums, the Combined Benefit Fund has sought relief from Congress. Under sponsorship of Senators Byrd and Rockefeller of West Virginia, the House and Senate conference committee approved, as part of the Interior and Related Agencies appropriations bill, a further transfer of $68,000,000 of accumulated interest in the Abandoned Mine Land Reclamation Fund to the Combined Fund. This bill has been forwarded to the President. However, the Interior bill along with several other appropriations bills have not been signed by the President due to differences over a number of issues. The AML transfer does not appear to be one of the disputed issues. As part of its report, the conference committee noted that this was a short term solution and urged that the Congressional committees with jurisdiction over the matter work with the concerned parties to insure the long term solvency of the Combined Fund. One concept that has been discussed within the industry would be to cause Medicare to cover the cost of prescription drug benefits for eligible retirees.

In addition, the Coal Act authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions for three years benefits pursuant to the Act. In 1995, the Trustees set the level of security to be provided by the Company. In 1999, the Company secured its obligation to provide retiree health benefits under the 1992 Plan by posting a bond in the amount of three years benefits (or $22.7 million). The bond is collateralized by U.S. Government-backed securities. The amount to be secured and the bond amount will be reviewed and adjusted on an annual basis.

The Company's current principal sources of cash flow include cash distributions from its independent power projects, dividends from WRI, and interest earned on its cash reserves. In addition, the Company will receive its share of the judgment in the ROVA litigation if VEPCO's appeal to the Virginia Supreme Court is unsuccessful. Distributions from the overfunded pneumoconiosis trust to pay post retirement health benefits are also possible depending on future actuarial calculations. Management believes that cash generated from these sources and cash reserves should be sufficient to pay the Company's heritage costs and fund its ongoing operations and other capital requirements for the foreseeable future.

Capital commitments included $4,200,000 to repair the dragline at WRI. Approximately $2,000,000 was expended in 1998 with the majority of the remainder expended by June 30, 1999. The Company has paid for the repair to assure continued, uninterrupted production at WRI, but the Company believes the obligation to repair the dragline is solely Morrison-Knudsen's and, therefore, is in discussion with them on this and other matters, including enforcement of the Company's right to require Morrison-Knudsen to pay for the repair.

The Company is subject to certain financial ratio tests under the terms of the Master Agreement. The Company agreed to secure its obligations under the Master Agreement by providing a Contingent Promissory Note ("Note"). The original principal amount of the Note is $12 million; the principal amount of the Note decreases to $6 million in 2002. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial tests specified in the Note, fails to maintain the required balance in the escrow account established under an escrow agreement or fails to comply with certain covenants set forth in a security agreement.

The Company hopes to further improve its long-term liquidity in a number of ways, including the development of additional cash flow from existing and new business operations and monetizing assets where proceeds on sale would exceed the expected return from continued operation. The Company also plans to seek further cost reductions wherever feasible and prudent, and will attempt to reduce certain postretirement medical, workers' compensation and related payments. The Company is also monitoring certain legislative developments which could reduce the Company's retiree health care expenses. Although management expects to improve the Company's profitability, the time required to realize such improvements cannot be estimated at this time nor can assurances be given that the Company can achieve any such improvements.

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

Computer  systems  at WRI  and its  mining  contractor  have  been  replaced  or
appropriately   modified.   WRI's  rail  supplier  has  virtually  completed  an
aggressive campaign to bring its systems into compliance.

Compliance at Dominion Terminal Associates ("DTA") has been completed through replacement of non-compliant systems. The terminal is dependent on efficient and timely rail service and DTA is closely monitoring the compliance efforts of the terminal's rail service providers.

The nature of the Company's operations make substantive contingency plans extremely difficult. No reasonable alternatives exist for the inability of the railroads to provide timely service to WRI and the DTA terminal. As previously mentioned, the Company is closely following the compliance efforts of the railroads and other major suppliers.

Based on information currently available, it is estimated that the costs to replace and modify Company systems to achieve Y2K compliance will not exceed $60,000, of which approximately $38,000 has been incurred through September 30, 1999.

While there can be no assurance that all modifications and contingency plans to date will be successful, the Company does not expect that any disruptions will have a material adverse effect on its overall financial position, results of operations, or liquidity.

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998.

Revenues for the quarter ending September 30, 1999 were $14,292,000 compared to $15,485,000 for the quarter ending September 30, 1998. The decrease is due to lower equity in earnings at WEI due to the sale of the Rensselaer facility early in 1999 and decreased earnings from terminal operations due to a decline in the export market.

Costs and expenses for the quarter ending September 30, 1999 were $18,240,000 compared to $15,226,000 for the quarter ending September 30, 1998. The majority of the increase is due to an increase in the accrual for heritage costs. Upon the termination of the bankruptcy, the Company was required to resume monthly payments of approximately $500,000 to the Combined Benefit Fund. In addition, there was approximately $450,000 in market-related adjustments to the Black Lung Trust due to fluctuations in the assets of the bond portfolio that satisfies the Black Lung obligation. Sales volumes at WRI have decreased slightly, decreasing costs and expenses accordingly.

Gains on the sales of assets were $364,000 during the quarter ending September 30, 1999, compared to $204,000 for the quarter ending September 30, 1998. The gains relate primarily to sales of various assets from the Company's idled Virginia Division.

Interest expense was $298,000 and $48,000 for the three months ended September 30, 1999 and 1998, respectively. The increase is due to interest on installment payments being made monthly to the 1974 UMWA Pension Plan pending resolution of the Company's arbitration proceeding with the Plan.

Interest income was $652,000 for the three months ended September 30, 1999. Interest income of $1,102,000 in 1998 was recorded as a reorganization item.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998.

Revenues for the nine months ended September 30, 1999 were $57,515,000 compared to $94,292,000 for the nine months ended September 30, 1998. The decrease is mainly due to elevated 1998 earnings as a result of the restructuring of the power purchase contract at WEI's Renssalaer project with Niagara Mohawk and reduced 1999 sales volumes at WRI and DTA.

Costs and expenses for the nine months ended September 30, 1999 were $53,000,000 compared to $46,766,000 for the nine months ended September 30, 1998. The majority of the increase is due to an increase in the accrual for heritage costs. Upon the termination of the bankruptcy the Company was required to resume monthly payments of approximately $500,000 to the Combined Benefit Fund. In addition there was approximately $2,700,000 in Workers Compensation expense and market related adjustments to the Black Lung Trust due to fluctuations in the assets of the bond portfolio that satisfies the Black Lung obligation. Sales volumes at WRI have decreased, decreasing costs and expenses accordingly. Selling and administrative costs increased in 1999 as a result of approximately $3,900,000 in final bankruptcy, proxy contest and tender offer expenses along with employee bonuses paid following the Company's dismissal from bankruptcy.

Interest expense was $896,000 and $143,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase is due to interest on installment payments being made monthly to the 1974 UMWA Pension Plan pending resolution of the Company's arbitration proceeding with the Plan.

Interest income was $1,617,000 for the nine months ended September 30, 1999. Interest income of $2,430,000 in 1998 was recorded as a reorganization item. The decrease is due to the reduced cash balance that resulted from pre-petition payments made on January 4,1999 following the Company's dismissal from bankruptcy.

Other income was $116,000 and $1,942,000 for the nine months ended September 30, 1999 and 1998, respectively. The 1998 period included income relating to a production tax holdback of $650,000 and to a $750,000 buyout of a royalty agreement from a former contract miner.

                           PART II - OTHER INFORMATION

                                     ITEM 1
                                LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

See Note 1 "Chapter 11 Reorganization Proceedings" and Note 2 "Contingencies" of Notes to Consolidated Financial Statements, which are incorporated by reference herein.


                                     ITEM 3
                         DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

See Note 3 "Capital Stock" of Notes to Consolidated Financial Statements, which is incorporated by reference herein.


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

         On October 27, 1999 the Company filed a report on Form 8-K announcing the results of its tender offer to purchase up to 631,000 shares of its depositary shares.

                                   Signatures
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WESTMORELAND COAL COMPANY


Date: November 15, 1999                  /s/ Robert J. Jaeger
                                         ---------------------------------------
                                             Robert J. Jaeger
                                             Senior Vice President - Finance and
                                             Treasurer


                                         /s/ Larry W. Mikkola
                                         ---------------------------------------
                                             Larry W. Mikkola
                                             Controller