Form 10-K
period 1999-12-31
WESTMORELAND COAL CO
filed 2000-03-23
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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
Common Stock, par value $2.50 per share
Depositary Shares, each representing a                   American Stock Exchange
   one-quarter of a share of Series A
   Convertible Exchangeable Preferred Stock
Preferred Stock Purchase Rights

           Securities registered pursuant to Section 12(g) of the Act:

                                                          NAME OF STOCK EXCHANGE
TITLE OF EACH CLASS                                         ON WHICH  REGISTERED
-------------------                                       ----------------------
Series A Convertible Exchangeable
Preferred Stock, par value $1.00 per share               American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               Yes   [X]      No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                     [ ]

The aggregate market value of voting stock held by non-affiliates as of March 1, 2000 is estimated to be $19,365,000.

There were 7,067,663 shares outstanding of the registrant's Common Stock, $2.50 Par Value (the registrant's only class of common stock), as of March 1, 2000.

There were 834,833 depositary shares, each representing one quarter of a share of the registrant's Series A Convertible Exchangeable Preferred Stock, $1.00 par value per preferred share, outstanding as of March 1, 2000.

The definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K is incorporated by reference into
Part III.

                            WESTMORELAND COAL COMPANY
                                    Form 10-K
                                  annual report
                                Table of Contents
--------------------------------------------------------------------------------

Item                                                                        Page
----                                 Part I                                 ----

1  Business------------------------------------------------------------------  1
2  Properties----------------------------------------------------------------  8
3  Legal Proceedings---------------------------------------------------------  9
4  Submission of Matters to a Vote of Security Holders----------------------- 12


                                     Part II

5 Market for Registrant's Common Equity and Related Stockholder Matters----- 13 6 Selected Financial Data--------------------------------------------------- 16
7  Management's Discussion and Analysis of Financial Condition and
   Results of Operations----------------------------------------------------- 17
8 Financial Statements and Supplementary Data------------------------------- 26 9 Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure------------------------------------------------------ 65


                                    Part III

10 Directors and Executive Officers of the Registrant------------------------ 65 11 Executive Compensation---------------------------------------------------- 65
12 Security Ownership of Certain Beneficial Owners and Management------------ 65 13 Certain Relationships and Related Transactions---------------------------- 65


                                     Part IV

14 Exhibits, Financial Statement Schedule, and Reports on Form 8-K----------- 66


Signatures------------------------------------------------------------------- 70

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

COAL OPERATIONS

Coal Production

Westmoreland Resources, Inc. ("WRI"). WRI is owned 80% by the Company and 20% by Morrison Knudsen Corporation, which also mines the coal on a contract basis. WRI currently operates one large surface mine on approximately 15,000 acres of subbituminous coal reserves in the Powder River Basin. WRI shipped 5,466,000, 6,458,000, and 7,051,000 tons of coal in 1999, 1998 and 1997, respectively.
Transportation is arranged and charges are paid by WRI's customers. The Company received cash dividends from WRI of $4,000,000 in 1999. The Company received no dividends from WRI in 1998 and 1997 due to Bankruptcy Code restrictions regarding the payment of dividends.

Virginia Division. The Company idled the Virginia Division in 1995 and sold its remaining Virginia Division assets during 1999. Included in the sale were a preparation plant and a transloading facility. No tons were shipped from the Virginia Division during 1999 or 1998. The Virginia Division shipped 8,000 tons of coal in 1997. Asset sales in 1999 resulted in proceeds, before selling costs, of approximately $726,000. The Company is negotiating to sell the Virginia Division's Bullitt refuse area as a site for coal waste disposal. The refuse area has no recorded value.

The following tables show, for each of the past five years, tons sold and revenues derived from Company and unaffiliated production. The Company had no export sales during the five-year period ending December 31, 1999. Included in Company Produced tonnages below are amounts purchased from non-Company properties, but processed through Company-owned facilities. No such tons have been purchased since 1996.


                       Coal Sales in Tons (tons in 000's)
-------------------------------------------------------------------------------
        Year              Total       Company Produced       Sold for Others
-------------------------------------------------------------------------------
        1999              5,466             5,466                     -
        1998              6,458             6,458                     -
        1997              7,059             7,059                     -
        1996              5,221             4,668                   553
        1995              7,063             6,590                   473


                          Coal Revenues ($'s in 000's)
-------------------------------------------------------------------------------
        Year              Total       Company Produced       Sold for Others
-------------------------------------------------------------------------------
        1999             38,539            38,539                     -
        1998             44,010            44,010                     -
        1997             47,182            47,182                     -
        1996             44,152            32,554                11,598
        1995            109,114            92,992                16,122


All of the tonnage sold by the Company in 1999 was pursuant to contracts at WRI calling for deliveries over a period longer than one year ("long-term contracts"). The table below presents the amount of coal tonnage sold under long-term contracts for the last five years:


                   ------------------------------------------
                              Sales Under Long-Term
                                    Contracts
                   ------------------------------------------
                       1999                          100%
                       1998                          98%
                       1997                          97%
                       1996                          89%
                       1995                          60%

The following table presents minimum total sales tonnage under existing long-term contracts for the next five years from the Company's mining operations (all from WRI). The price for all future tonnage is subject to revision and adjustments based upon certain indices.

                 ----------------------------------------------
                          Projected Sales Tonnage Under
                       Existing Long-Term Contracts (000s)
                 ----------------------------------------------
                     2000                            4,650
                     2001                            4,650
                     2002                            4,650
                     2003                              950
                     2004                              950
                 ----------------------------------------------

In 1999, the three largest customers of the Company accounted for 92% of its coal revenues. Northern States Power, Otter Tail Power and Western Fuels Association accounted for 44%, 28% and 20%, respectively, of the Company's coal revenues. No other customer accounted for as much as 10% of the Company's 1999 coal revenues. The long-term contract with WRI's largest customer, Northern States Power, expires in 2002 and the long-term contract with Otter Tail Power expired at the end of 1999. The Company anticipates replacing sales as contracts expire with new contracts or spot sales.

On July 1, 1999, WRI restructured the terms of its coal sales agreement with Northern States Power. The new agreement increases tonnage delivered and eliminates the former option agreement. The new agreement expires on December 31, 2002. WRI anticipates it will negotiate an extension of the new agreement during late 2000 or early 2001. Prior to the new agreement, WRI had entered into an option agreement whereby it had agreed to sell up to an additional 200,000,000 tons of coal to Northern States Power. As compensation for granting the option, WRI received 1 1/4 cents, payable quarterly (with applicable price adjustments) for each optioned ton. The option was never exercised. WRI recorded income totaling $1,593,000, $3,171,000, and $3,128,000 during 1999, 1998 and
1997, respectively, relative to the option agreement.

INDEPENDENT POWER OPERATIONS

Westmoreland Energy, Inc. ("WEI") owns and manages interests in independent power projects. WEI, through various subsidiaries, has interests in seven such power projects, all of which are currently operational. Each project has a single power purchaser and steam host. Refer to Note 4 of the Consolidated Financial Statements for additional information concerning WEI, including specific project operational statistics.

Independent power projects sell electricity through long-term power contracts to utilities, or in some cases, to large industrial users. There are three types of independent power projects: cogeneration projects which provide two types of useful energy (e.g., electricity and steam) sequentially from a single primary fuel (e.g., coal); small power producers which utilize waste, biomass or other renewable resources as fuel; and exempt wholesale generators ("EWG") which provide electrical energy without the requirement to sell thermal energy or use waste or renewables as fuel sources. WEI has invested in projects that provide two types of useful energy sequentially from a single primary fuel and in projects that are exempt wholesale generators. The key elements of an independent power project are a long-term contract for the sale of electricity, long-term contracts for the fuel supply, a suitable site, required permits and project financing. Cogeneration projects require another long-term contract for the sale of the steam or other thermal energy. The economic benefits of cogeneration can be substantial because, in addition to generating electricity, a significant portion of the energy is used to produce steam or high temperature water (thermal energy) for industrial processes. Electricity is sold to utilities and in certain situations, to end-users of electrical power, including large industrial facilities. Thermal energy from the cogeneration plant is sold to commercial enterprises and other institutions. Large industrial users of thermal energy include plants in the chemical processing, petroleum refining, food processing, pharmaceutical, pulp and paper industries.

On March 15, 1999, LG&E-Westmoreland Rensselaer ("LWR") completed the sale of the Rensselaer project to Fulton Cogeneration Associates, L.P. ("Fulton"). LWR received approximately $68,000,000 in cash as consideration for the sale of the Rensselaer plant and operating contracts. After payment of expenses and remaining debts, WEI's share of the proceeds was approximately $33,000,000.

TERMINAL OPERATIONS

Westmoreland Terminal Company, a wholly-owned subsidiary of the Company, owns a 20% interest in Dominion Terminal Associates ("DTA"), the owner of a coal storage and vessel-loading facility in Newport News, Virginia. DTA's annual throughput capacity is 22,000,000 tons, with a ground storage capacity of 1,700,000 tons. DTA loaded 8,357,000, 11,511,000, and 14,075,000 tons in 1999,
1998, and 1997, respectively. The Company's portion of these tons was 379,000, 2,069,000, and 2,682,000 in 1999, 1998, and 1997, respectively. The Company leases ground storage space and vessel-loading capacity and facilities to others and provides related support services. Refer to Note 5 of the Consolidated Financial Statements for further information regarding DTA.

GENERAL

Employees and Labor Relations

The Company, including subsidiaries, directly employed 29 people on December 31, 1999, compared with 35 on December 31, 1998. The Company had no UMWA employees at December 31, 1999.

The Company's last wage agreement with the UMWA became effective on December 16, 1993 (the "1993 Agreement") and expired on August 1, 1998. The Company is not a party to any subsequent wage agreement with the UMWA. See Note 9 to Consolidated Financial Statements for additional information regarding the 1993 Agreement.

Competition

The coal industry is highly competitive and the Company competes (principally on price and quality of coal) with other coal producers of various sizes. The Company's production accounted for less than 1% of coal production in the United States in 1999. Coal-fired generation was responsible for nearly 53% of all electricity generated within the United States in 1999.

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

The Company generates electricity which is sold on a wholesale basis under long-term contracts to utilities under rates established in power purchase agreements and approved by regulatory agencies. The independent power industry has grown rapidly over the past twenty years. There are a large number of suppliers in the wholesale market and a surplus of capacity which has led to intense competition in this market. The principal sources of competition in this market include traditional regulated utilities who have underutilized capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation or energy-producing projects and the marketing of electric energy, equipment suppliers and other non-utility generators like the Company. Competition in this industry is substantially based on price with competitors discovering lower cost alternatives for providing electricity. The electric industry is also characterized by rapid changes in regulations which the Company expects could continue to increase competition.

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

At both the national and state level, there is an ongoing debate about removing regulatory constraints and allowing competition and market forces to determine the price of electricity. Several states have already passed legislation either permitting immediate wholesale and/or retail competition or providing a mechanism for transitioning to a competitive marketplace. The Commonwealth of Virginia has passed legislation which allows wholesale competition to begin in 2004 and retail competition to begin in 2007. At this time, the promulgation of state legislation is not expected to have any immediate impact on existing long-term power purchase agreements. Several proposed bills, calling for deregulation of the traditional utility monopolies, are pending in the U.S. Congress. When, or if, some form of national deregulation legislation is enacted is uncertain.

Protection of the Environment

Mining Operations. The Company believes its mining operations are in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company maintains compliance primarily through maintenance and monitoring activities. WRI has an agreement with its mining contractor, Morrison Knudsen Company, Inc. (which owns 20% of the stock of WRI), which determines the Company's maximum liability for reclamation costs associated with final mine closure. It calls for the Company to pay approximately $1,700,000 over a 15-year period which began in December 1990. All remaining liability is that of Morrison Knudsen or one customer who is obligated to pay final reclamation costs under provisions of its coal sales contract. In addition, per ton reclamation fees imposed by the Federal Surface Mining Control and Reclamation Act of 1977 (the "Surface Mining Act") amounted to approximately $1,913,000, $2,241,000, and $2,455,000 in 1999,
1998 and 1997, respectively. No reclamation fees were paid by the Virginia Division in 1999 and 1998 because there was no production. Reclamation fees incurred at the Virginia Division amounted to $3,000 in 1997.

Reclamation of the Bullitt refuse area has been deferred pending assignment of this property to a third party. The estimated cost to comply with Virginia regulations has been accrued in the event an assignment to a third party is not consummated. The Company has also submitted information required by regulators to address a minor water leak in the refuse area.

The Surface Mining Act regulations set forth standards, limitations and requirements for surface mining operations and for the surface effects of underground mining operations. Under the regulatory scheme contemplated by the Surface Mining Act, the Federal Office of Surface Mining ("OSM") issued regulations which set the minimum standards to which State agencies concerned with the regulation of coal mining must adhere. States that wish to regulate such coal mining must present their regulatory plans to OSM for approval. Once a State plan receives final approval, the State agency has primary regulatory authority over mining within the State, and OSM acts principally in a supervisory role. State agencies may impose standards more stringent than those required by OSM. The two states in which the Company currently has reclamation obligations, Montana and Virginia, have submitted regulatory plans to OSM, and these plans have received final approval. There would be potential liability to the Company in the event it, or any of its previous independent contractors, failed to satisfy the obligations created by the Surface Mining Act. Failure to comply with the Surface Mining Act could result in the Company having its existing permits revoked or applications for new permits or permit modifications blocked.

The Company has $10,600,000 and $4,067,000 of reclamation bonds in place in Montana and Virginia, respectively, to assure compliance with all applicable regulations.

The Company projects that charges for maintenance and monitoring activities to meet environmental requirements for remaining operations it continues to own will be minimal in 2000. Future costs could change either to reflect the impact of new regulations or because presently unforeseeable conditions may be imposed on future mining permits.

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

The 1990 Amendments allow utilities the freedom to choose the manner in which they will achieve compliance with the required emission standards, including switching to lower sulfur coal, scrubbing, and using SO2 credit allowances. The Company anticipates little or no impact on its operations from the ozone non-attainment and air toxic provisions of the 1990 Amendments because WRI's customers use scrubber facilities or blend with other coals that allow for compliance with all applicable standards.

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

On December 17, 1999, EPA issued its final Section 126 rule regarding NOX reductions of 510,000 tons during each annual ozone season (May 1 - September
30). The additional NOX reductions are to begin in 2003. The rule responds to petitions filed by several northeastern states under Clean Air Act Section 126 and seeks to control upwind NOX emissions which the petitioning states allege prevent them from attaining the one hour ambient air quality standard (.15 ppm) for ozone. The rule 126 approach is an alternative to regional NOX reductions called for in the challenged EPA NOX SIP Call Rule. One of the most significant differences between the NOX SIP Call and the Section 126 rule is that under
Section 126, EPA attempts to regulate the individual source directly. This circumvents state implementation plans. The baseline for 2003-2007 NOX emissions allocations is the average of the highest date for any two years in the 1995-1998 period. Allocation budgets will be updated in five-year increments and EPA will inform sources of their allocations three years in advance. Initial allocations for the three Virginia projects and the ROVA projects beginning in 2003 were published in the December 17 EPA rule.

At this time, it is too early to determine the impacts of rule 126 on the Company's independent power projects.

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

Refer to Note 15 of the Consolidated Financial Statements for additional information regarding the Company's business segments.

ITEM 2 - PROPERTIES

As of December 31, 1999, the Company owned or leased coal properties located in Montana and Virginia. The Company's estimated demonstrated coal reserves in owned or leased property in Montana were 617,197,000 tons. Coal reserves in owned or leased property in Virginia were insignificant. Properties located in Montana are leased by WRI from the Crow Tribe of Indians, which leases run to exhaustion of the coal reserves.

The following table shows the Company's estimated demonstrated coal reserve base and production in 1999. The term "demonstrated coal reserve base" is as defined in the "Coal Resource Classification System of the U.S. Geological Survey" (Circular 891). This represents the sum of the measured and indicated reserve base and includes assigned and unassigned economic and uneconomic reserves.

          Summary of Demonstrated Coal Reserve Base and Production Tons
                             as of December 31, 1999
                    (in thousands except sulfur percentages)

---------------------- ---------- ---------- ------------ ------------------
                          1999     Percent   Assigned (2) Total Demonstrated
                       Production Sulfur (1)               Coal Reserve Base
====================== ========== ========== ============ ==================
Western Operations
Montana Steam            5,466       .66        617,197         617,197
====================== ========== ========== ============ ==================
(1) Percent Sulfur applies to the 1999 production tonnages.
(2) Assigned tonnages are legally recoverable through existing facilities based on current mining plans with current technology and the Company's infrastructure.

Coal reserves in Montana represent recoverable tonnage held under the terms of the Crow Tribe Lease, as amended in 1982. These reserves are located in Big Horn County, Montana. Transportation is arranged and charges are paid by WRI's customers. These reserves were estimated to be 799,803,000 tons as of January 1, 1980, based principally upon a report by independent consulting geologists, prepared in February 1980. The reserves consist of two main seams and a stray seam between the upper and lower main seams. Currently, the upper seam, with estimated assigned reserves of 221,000,000 tons, is the only seam being mined due to a quality modification required by a significant customer. Annually, estimated remaining recoverable reserves are reduced by production in the upper main seam and by the amount of reserves in the lower and stray seams bypassed after mining the upper main seam.

WRI owns and operates a dragline and coal crushing and loading facilities at its mine in Montana.

Refer to Note 4 of Notes to Consolidated Financial Statements for a description of WEI properties.

All of the Company's Virginia operations have been idled and the Company has no intention of resuming operations there or mining the few remaining reserves.

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

Westmoreland Energy, Inc. WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership's principal customer, Virginia Power, contracted to purchase the electricity generated by ROVA I, one of two units within the ROVA Partnership, under a long-term contract. In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of the provisions of the contract, (the "Power Purchase Agreement") dealing with the payment of the capacity purchase price when the facility experiences a "forced outage" day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The power purchase agreement provides for a stated annual number of allowed forced outage days and requires payment of a specified liquidated damages penalty if the ROVA Partnership exceeds the allowance. The ROVA Partnership believes that the customer is required to pay the ROVA Partnership the full capacity purchase price. The customer asserts that it is not required to pay the capacity payments for the forced outage days.

From May 1994 through December 1999, Virginia Power withheld approximately $19,800,000 of these capacity payments during periods of forced outages. To date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, the ROVA Partnership filed a complaint against Virginia Power seeking damages contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the Court granted this motion. The ROVA Partnership filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss the complaint. In November 1995, Virginia Power filed with the Court a motion for summary judgment, and a hearing on the motion was held in early December 1995. In late January 1996, the Court denied Virginia Power's motion for summary judgment. Virginia Power filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted Virginia Power's second summary judgment motion and effectively dismissed the complaint. The ROVA Partnership appealed the lower Court's decision to the Virginia Supreme Court. On June 6, 1997, the Virginia Supreme Court reversed the trial Court's decision to grant the customer's summary judgment motion and remanded the matter for trial. The case was tried on October 26, 1998. The trial judge requested the parties to submit post trial briefs and on December 2, 1998, entered judgment in the ROVA Partnership's favor for the amount of $14,800,000 plus interest for a total of $19,336,214. On December 21, 1998, Virginia Power posted its appeal bond and on December 29, 1998 noted its appeal of the Court's decision to the Virginia Supreme Court. The Court heard oral arguments on January 11, 2000 and on March 3, 2000, the Virginia Supreme Court reversed the Trial Court's decision on an evidentiary matter and remanded the matter for further proceedings consistent with the Supreme Court's order.

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

On August 1, 1996, FERC entered its decision in the Southampton case. FERC determined that the Southampton Partnership's request for reconsideration should be treated as timely filed, but that the Southampton facility was not in complete compliance with the QF requirements for 1992. FERC ordered the Southampton Project to comply with Section 205 for the Federal Power Act ("FPA"), and file, for FERC's review, rates for calendar year 1992 for wholesale power sales to Virginia Power. Otherwise, the Southampton Project remains exempt from regulation under the Public Utility Holding Company Act ("PUHCA"), utility laws of Virginia and the other provisions of the FPA. In August 1996, the Southampton Partnership filed a motion seeking clarification of the August 1, 1996 order. The Southampton Partnership also filed an additional request for rehearing. On May 13, 1998 the FERC entered an Order clarifying its August 1, 1996, decision in the Southampton case. While affirming the requirement to make a refund to Virginia Power, the FERC ruled that Virginia Power must compensate the Southampton Project for every hour in which the unit was available for dispatch, but not actually dispatched. FERC appointed a settlement Judge to assist the parties in evaluating and negotiating a settlement.

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

Fourfold L.P. ("Fourfold"), a limited partner of LG&E-Southampton, L.P. made a demand on the Southampton Partnership and the related LG&E and Westmoreland entities for reimbursement in the amount of $1,979,000 in connection with its share of the settlement. The project participants (the general partners, including a Westmoreland subsidiary, Westpower-Franklin ("Westpower"), and the operator) have agreed to compromise and settle the Fourfold L.P.'s claim. Westpower's contribution to the total settlement amount was $100,000. The Westmoreland entities have made a similar demand against the LG&E entities in the amount of $3,300,000; however, the mediation which resolved the Fourfold claim did not successfully resolve the Westpower claims. Westpower is evaluating its options and possible legal remedies. The outcome of the dispute cannot be determined at December 31, 1999, and the Company has not recognized any revenue related to the dispute.

Westmoreland Resources, Inc. - WRI has commenced litigation against its mining contractor, Morrison Knudsen, Inc., in which WRI seeks to require Morrison Knudsen to pay for significant repairs to WRI's dragline. Refer to Item 7 - Management's Discussion and Analysis for further information.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

Executive Officers of the Registrant

The following table shows the executive officers of the Company, their ages as of February 1, 2000, positions held and year of election to their present offices. No family relationships exist among them. All of the officers are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

--------------------------- --- ------------------------------------ ----------
Name                        Age Position                             Held Since
--------------------------- --- ------------------------------------ ----------
(1) Christopher K. Seglem   53  Chairman of the Board                   1996
                                President and                           1992
                                Chief Executive Officer                 1993

(2) Theodore E. Worcester   59  Senior Vice President of                1995
                                Law and Administration,
                                General Counsel and                     1990
                                Assistant Secretary                     1999

(3) R. Page Henley, Jr.     64  Senior Vice President-Acquisitions      1997
                                and Development, and
                                Government Affairs and                  1992
                                President, Westmoreland Coal Sales      1995
                                Company

(4) Robert J. Jaeger        51  Senior Vice President of Finance and    1996
                                Treasurer
--------------------------- --- ------------------------------------ ----------

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

(3) Mr. Henley was elected Senior Vice President-Government Affairs in June 1992. In 1993, Mr. Henley was elected Vice President, General Counsel and Secretary of the Company's WEI subsidiary, and undertook additional duties, including project development. In 1994, Mr. Henley was elected Senior Vice President-Development of the Company, and retained his position as Vice President of the Company's WEI subsidiary. In 1995, Mr. Henley was elected president of Westmoreland Coal Sales Co. and relinquished his position in WEI. In 1997, Mr. Henley's duties were expanded to include acquisitions, and his title was revised accordingly. He is a member of the bars of West Virginia and Virginia. Mr. Henley has announced his retirement from the Company effective April 1, 2000.

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

                                     PART II
--------------------------------------------------------------------------------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

The following table shows the range of sales prices for the Common Stock and Depositary Shares of the Company. Each Depositary Share represents one quarter of a share of Preferred Stock. The stock traded on the New York Stock Exchange until the Company's filing for protection under Chapter 11.

Public trading for the Common Stock and the Depositary Shares resumed in February 1997, via the Over the Counter Bulletin Board, and quarterly bid prices are shown below as reported by the National Association of Securities Dealers Composite Feed or other qualified interdealer medium. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Common Stock and Depositary Shares were listed for trading on the American Stock Exchange ("AMEX") on April 12, 1999 and sales prices stated after that date were as reported by the AMEX.


         ------------------------------------------------------------------
                                          Sales Prices
                               Common Stock          Depositary Shares
         ----------------------------------------- ------------------------
                              High       Low          High        Low
         ----------------------------------------- ------------------------

         1998
         First Quarter      2           1  5/16      14   1/4      5  1/8
         Second Quarter     1  7/8         7/32      14   1/2      4  11/16
         Third Quarter      2  5/8         16/41     14   5/8      4  5/8
         Fourth Quarter     4  1/4      1  1/2       17   1/2     10  3/8

         1999
         First Quarter      4  3/4      3  1/2        18  1/2     16  1/4
         Second Quarter     4  1/2      2  5/8        20  3/8     16  1/8
         Third Quarter      3  3/4      2  3/4        19  1/4     18  1/8
         Fourth Quarter     3  7/8      2  11/16      18  5/8     18
         ----------------------------------------- ------------------------


Approximate Number of Equity Security Holders:
         ----------------------------------------- ------------------------
                                                   Number of Record Holders
          Title of Class                            (as of March 1, 2000)
          ---------------------------------------- ------------------------
          Common Stock ($2.50 par value)                    1,700
          Depositary Shares, each representing a
             one-quarter share of Series A
             Convertible Exchangeable Preferred
             Stock                                             37
          ---------------------------------------- ------------------------

Dividends:

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements of the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The twenty-one quarterly dividends which are in arrears amount to $9,314,000 in the aggregate ($44.63 per preferred share or $11.16 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are in arrears are made current.

On March 10, 1999, the Company offered to purchase up to 1,052,631 depositary shares, each representing one quarter of a share of its Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"). The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On April 7, 1999, the offer expired and 1,683,903 depositary shares were tendered in response to the offer. Because the number of shares tendered exceeded the maximum number of shares the Company had offered to purchase, a proration factor of approximately 62.5% was applied to all shares tendered. A total of 1,052,631 depositary shares were purchased for $20,000,000. The balance sheet effect of this transaction was to reduce cash and shareholders' equity by $20,000,000. Following completion of the tender offer, the depositary shares purchased in the offer were converted into shares of Series A Preferred Stock, the shares of Series A Preferred Stock were retired, and the capital of the Company was reduced by the par value of the shares of Series A Preferred Stock retired. The retirements reduced the number of shares of Series A Preferred Stock outstanding from 575,000 to 311,843. Accumulated but unpaid dividends were reduced from $21,994,000 to $11,928,000. The ongoing quarterly preferred dividend requirement was reduced from $1,222,000 to $663,000.

On September 16, 1999, the Company made a second offer to purchase up to an additional 631,000 depositary shares at $19 per depositary share. The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On October 26, 1999, the offer expired and 412,536 depositary shares were tendered in response to the offer. The balance sheet effect of the transaction was to reduce cash and shareholders' equity by $7,838,000. Following completion of the tender offer, the depositary shares purchased in the offer were converted to shares of Series A Preferred Stock, the shares of Series A Preferred Stock were retired, and the capital of the Company was reduced by the par value of the shares of Series A Preferred Stock retired. The retirements reduced the number of shares of Series A Preferred Stock outstanding from 311,843 to 208,708. Accumulated but unpaid dividends were reduced from $13,253,000 to $8,870,000 and the ongoing quarterly dividend requirement was reduced from $663,000 to $444,000.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($208,708). The Company had shareholders' equity at December 31, 1999, of $3,057,000.

Going forward the Company's Board of Directors will review the payment of quarterly preferred stock dividends, the preferred stock dividends which are in arrears, and common stock dividends, in light of the above restrictions and consideration of the shareholders' best interests.

ITEM 6 -     SELECTED FINANCIAL DATA

Westmoreland Coal Company and Subsidiaries
Five Year Review
--------------------------------------------------------------------------------------------------------------------

                                                   1999            1998(1)      1997(1)      1996(1)           1995
---------------------------------------------- -------------- ------------- ------------ ------------ --------------
Consolidated Statement of Operations                           (in thousands except per share date)
 Information
Revenue - Coal                                      $ 38,539      $ 44,010     $ 47,182     $ 44,152      $ 109,114
        - Independent Power and other                 33,028        64,559       18,650       16,162         15,886
---------------------------------------------- -------------- ------------- ------------ ------------ --------------
Total revenues                                        71,567       108,569       65,832       60,314        125,000

Cost and expenses                                     63,605        78,250       66,383       80,104        156,732
Pension expense (benefit)                               (149)          111       (5,547)      (3,601)        (2,440)
Unusual charges (credits)                                  -         2,000      (27,214)     (11,896)        66,623
Doubtful accounts recoveries                            (174)       (1,028)      (1,410)      (3,449)          (967)
DTA impairment charge                                      -        12,164            -            -              -
---------------------------------------------- -------------- ------------- ------------ ------------ --------------
Operating income (loss)                                8,285        17,072       33,620         (844)       (94,948)

Gains on the sales of assets                             433           475          969       24,238          9,088
Interest expense                                      (1,135)         (190)        (320)        (400)        (1,164)
Minority interest                                       (854)         (775)      (1,092)        (890)        (1,368)
Interest and other income                              1,826         1,999          713        3,491          3,761
---------------------------------------------- -------------- ------------- ------------ ------------ --------------
Income (loss) before reorganization items
  and income taxes                                     8,555        18,581       33,890       25,595        (84,631)

Reorganization legal and consulting fees                   -        (9,872)      (2,484)           -              -
Reorganization interest income (expense)                   -        (1,594)       1,552            -              -
Income tax  benefit (expense)                             82        (3,787)           -         (575)        (1,488)
---------------------------------------------- -------------- ------------- ------------ ------------ --------------
Income (loss) from continuing operations               8,637         3,328       32,958       25,020        (86,119)

Discontinued operations:
 Operating loss                                            -             -       (1,284)      (1,049)          (267)
 Impairment and loss on disposal                           -             -       (3,518)           -              -
---------------------------------------------- -------------- ------------- ------------ ------------ --------------
Loss from discontinued operations                          -             -       (4,802)      (1,049)          (267)
---------------------------------------------- -------------- ------------- ------------ ------------ --------------
Cumulative effect of changes in accounting
  principles                                               -        (9,876)           -       14,372              -
---------------------------------------------- -------------- ------------- ------------ ------------ --------------
Net income (loss)                                      8,637        (6,548)      28,156       38,343        (86,386)

Less preferred stock dividend requirements             2,992         4,888        4,888        4,888          4,888
---------------------------------------------- -------------- ------------- ------------ ------------ --------------
Net income (loss) applicable to
   common shareholders                              $  5,645      $(11,436)    $ 23,268     $ 33,455       $(91,274)
============================================== ============== ============= ============ ============ ==============
Net income (loss) per share applicable to
  common shareholders                               $    .80      $  (1.64)    $   3.34     $   4.80       $ (13.11)
Weighted average number of common
  and common equivalent shares                         7,040         6,965        6,965        6,965          6,965
============================================== ============== ============= ============ ============ ==============

Balance Sheet Information
Working capital (deficit)                           $ 10,014      $ 15,054     $ 38,512     $ 10,185       $(16,458)
Net property, plant and equipment                     36,558        36,950       35,687       42,700         59,868
Total assets                                         142,297       215,606      181,997      153,971        167,107
Total debt                                             1,563         1,762          458        1,324          4,593
Liabilities subject to compromise                          -             -      132,667      136,191              -
Shareholders' equity (deficit)                         3,057        21,845       28,393          237        (38,106)
---------------------------------------------- -------------- ------------- ------------ ------------ --------------

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition
Years Ended December 31, 1999, 1998 and 1997

Forward-Looking Disclaimer

Certain statements in this report which are not historical facts or information are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's access to financing; the Company's ability to successfully identify new business opportunities; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the Company's ability to utilize its tax net operating losses; the ability to reinvest excess cash at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; demand for electricity; the effect of regulatory and legal proceedings and other factors discussed in Item 1 of the Company's Form 10-K. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

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

Continued financial improvement of the Debtors during the bankruptcy provided the basis for dismissal and settlement with the UMWA Health and Benefit Funds, the Company's principal creditors. On October 15, 1998, the Company, the Funds, the United Mine Workers of America ("UMWA") and the Official Committee of Equity Security Holders ("Equity Committee") reached agreement on terms of a settlement, which provided for, among other things, the resolution of the Chapter 11 cases. The agreement, which facilitated a consensual dismissal of the bankruptcy cases, was announced during scheduled hearings on Westmoreland's Motion to Dismiss and the Equity Committee's Motion to Convert to Chapter 7, and the hearings were subsequently recessed. The agreement was subsequently documented in certain consent judgments and in a Master Agreement among the Company, the Funds, the UMWA, and the Equity Committee. The Debtor Corporations filed motions requesting approval of the consent judgments on November 18, 1998. There were no allowable objections and dismissal of the Chapter 11 cases occurred on December 23, 1998. The Master Agreement was executed on January 29, 1999.

Liquidity and Capital Resources

Cash used in operating  activities  was  $23,489,000  in 1999.  Cash provided by
operating   activities  was  $55,894,000  and  $19,931,000  in  1998  and  1997,
respectively. The decrease in cash provided by operations in 1999 compared to 1998 is mainly a result of cash received from the Rensselaer restructuring at WEI and the termination of the salaried pension plan in 1998, as well as the payment of pre-petition liabilities, and reorganization costs in 1999. The increase in cash provided by operations in 1998 compared to 1997 is mainly a result of the following: proceeds from the restructuring of the Rensselaer project, termination of the over-funded salaried pension plan, increased operating revenues at WRI, and increased cash distributions from independent power projects.

Cash used in investing activities was $11,491,000 and $2,434,000 in 1999 and 1998, respectively, representing primarily security deposits required as collateral in 1999 as well as additions to property, plant and equipment at WRI in 1998. Cash provided by investing activities in 1997 was $2,093,000 including the sale of various assets of the Virginia Division for aggregate net proceeds of $2,757,000.

Cash used in financing activities in 1999, 1998 and 1997 totaled $28,971,000, $51,000, and $151,000, respectively. Cash used in 1999 was primarily for the
purchase  of  preferred   stock  and  the  payments  of  dividends  to  minority
shareholders of WRI. Cash used in 1998 and 1997 primarily related to the repayment of debt of WRI.

Consolidated cash and cash equivalents at December 31, 1999 totaled $20,122,000 (including $12,159,000 at WRI.) At December 31, 1998, cash and cash equivalents totaled $84,073,000 (including $14,712,000 at WRI). The cash at WRI, an 80%-owned subsidiary, is available to the Company through dividends. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $14,896,000 at December 31, 1999 and $4,140,000 at December 31, 1998. The restricted cash at December 31, 1999 represents interest-bearing cash deposit accounts which collateralize the Company's Contingent Note ($6,000,000) required by the Master Agreement and the surety bond for the security required by the 1992 UMWA Benefit Plan ($4,148,000), as well as $4,748,000 that collateralizes the outstanding surety bonds for its workers compensation self-insurance programs. The restricted cash at December 31, 1998 represents collateral for the outstanding surety bonds for its workers compensation self-insurance programs. The Company also has $8,000,000 in debt reserve accounts for certain of the Company's independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects. In addition, there is a surplus in the Company's black lung trust at December 31, 1999. The Company received $6,400,000 of the surplus in February 2000. The surplus received is available to pay postretirement health benefits. Refer to Note 8 to the Consolidated Financial Statements for additional information on this item.

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements entered into with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of the recognition of losses related to the idling of the Virginia division and the resulting shareholders' deficit. The twenty-one quarterly dividends which are in arrears amount to $9,314,000 in the aggregate ($44.63 per preferred share or $11.16 per depositary share).

On March 10, 1999, the Company offered to purchase up to 1,052,631 depositary shares, each representing one quarter of a share of its Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"). The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On April 7, 1999, the offer expired and 1,683,903 depositary shares were tendered in response to the offer. Because the number of shares tendered exceeded the maximum number of shares the Company had offered to purchase, a proration factor of approximately 62.5% was applied to all shares tendered. A total of 1,052,631 depositary shares were purchased for $20,000,000. The balance sheet effect of this transaction was to reduce cash and shareholders' equity by $20,000,000. Following completion of the tender offer, the depositary shares purchased in the offer were converted into shares of Series A Preferred Stock, the shares of Series A Preferred Stock were retired, and the capital of the Company was reduced by the par value of the shares of Series A Preferred Stock retired. The retirements reduced the number of shares of Series A Preferred Stock outstanding from 575,000 to 311,843. Accumulated but unpaid dividends were reduced from $21,994,000 to $11,928,000, and the ongoing quarterly preferred dividend requirement was reduced from $1,222,000 to $663,000.

On September 16, 1999, the Company made a second offer to purchase up to an additional 631,000 depositary shares at $19 per depositary share. The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On October 26, 1999, the offer expired and 412,536 depositary shares were tendered in response to the offer. The balance sheet effect of the transaction was to reduce cash and shareholders' equity by $7,838,000. Following completion of the tender offer, the depositary shares purchased in the offer were converted to shares of Series A Preferred Stock, the shares of Series A Preferred Stock were retired, and the capital of the Company was reduced by the par value of the shares of Series A Preferred Stock retired. The retirements reduced the number of shares of Series A Preferred Stock outstanding from 311,843 to 208,708. Accumulated but unpaid dividends were reduced from $13,253,000 to $8,870,000 and the ongoing quarterly dividend requirement was reduced from $663,000 to $444,000.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits for the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($208,708). The Company had shareholders' equity at December 31, 1999 of $3,057,000.

Going forward the Company's Board of Directors will review the payment of quarterly preferred stock dividends, the preferred stock dividends which are in arrears, and common stock dividends, in light of the above restrictions and consideration of the shareholders' best interests.

Liquidity Outlook

The major factors impacting the Company's liquidity outlook are its significant "heritage costs" and its ongoing and future business needs. The heritage costs consist primarily of cash payments for postretirement medical benefits and workers' compensation costs. The Company also is obligated for salaried employee pension and pneumoconiosis benefits; however, both of these future obligations have a funding surplus at present. The Company has ongoing cash expenditures in excess of $16,000,000 per year for postretirement medical benefits which the Company believes will remain fairly constant over the next four years and then decline to zero over the next approximately thirty-six years. In addition, the Company has cash expenditures of approximately $3,000,000 per year for workers' compensation benefits which will steadily decline to zero over the next approximately nineteen years.

Since the UMWA pension plan is a multiemployer plan under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the plan. The Company believes the plan was fully funded at the time of the Company's withdrawal in 1998. However, the plan has asserted a claim of $13,800,000, which the Company vigorously contests. The Company is contesting this amount through arbitration, as provided under ERISA. In accordance with the Multiemployer Pension Plan Amendments Act of 1980, the
Company has made monthly principal and interest payments to the plan while it pursues its rights and will continue to make such monthly payments until arbitration is completed. Included in the payments made in 1999 was interest of approximately $958,000. Depending upon the results of arbitration, the Company may be entitled to a refund or it could be required to pay any remaining obligation through 2008.

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

The Company, on January 4, 1999, as a result of its improved financial position and dismissal from bankruptcy, satisfied all of its premium obligations to the Combined Fund through the end of 1998, and made prepayments to the Combined Fund for its premiums for the first three quarters of 1999. Normal monthly payments resumed on October 25, 1999. Beginning on that date, the Company began receiving credits against its Combined Fund premiums at a rate of approximately $200,000 per month through April, 2000, for a total of $1,400,000. This credit is the result of a recalculation of premiums by the Combined Fund pursuant to an order of the U.S. District Court for the Northern District of Alabama entered July 20, 1995 in National Coal Association v. Chater.

The Combined Benefit Fund is faced with an impending solvency crisis because benefit expenses are exceeding premiums, and had sought relief from Congress in 1999. Under the sponsorship of Senators Byrd and Rockefeller of West Virginia, the House and Senate conference committee approved, as a part of the Interior and Related Agencies appropriations bill, a further transfer of $68,000,000 of accumulated interest in the Abandoned Mine Land Reclamation Fund to the Combined Fund. This bill was signed by the President and the funds were transferred. As a part of its report, the conference committee noted that this was a short-term solution and urged that the Congressional committees with jurisdiction over the matter work with the concerned parties to insure the long-term solvency of the Combined Fund. In addition, on January 27, 2000 the Clinton-Gore Administration announced it will include $346 million in its current budget proposal to be given to the UMWA Combined Benefit Fund to secure the long-term solvency of the Fund. There is no assurance that this proposal will be enacted into law.

In addition, the Coal Act authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions for three years' benefits pursuant to the Act. In 1995, the Trustees set the level of security to be provided by the Company. In 1999, the Company secured its obligation to provide retiree health benefits under the 1992 Plan by posting a bond in the amount of three years benefits (or $22 million). The bond is collateralized by U.S. Government-backed securities in the amount of $4,148,000 at December 31, 1999. The bond amount and the amount to be secured will be reviewed and adjusted on an annual basis.

The Company is closely monitoring energy deregulation. At both the national and state level, there is an ongoing debate about removing regulatory constraints and allowing competition and market forces to determine the price of electricity. Several states have already passed legislation either permitting immediate wholesale and/or retail competition or providing a mechanism for transitioning to a competitive marketplace. The Commonwealth of Virginia has passed legislation which allows wholesale competition to begin in 2004 and retail competition to begin in 2007. At this time, the promulgation of state legislation is not expected to have any immediate impact on existing long-term power purchase agreements. Several proposed bills, calling for deregulation of the traditional utility monopolies, are pending in the U.S. Congress. When, or if, some form of national deregulation legislation is enacted is uncertain. The Company is unable to predict the effect of deregulation on WEI.

The Company is subject to certain financial ratio tests under the terms of the Master Agreement. The Company agreed to secure its obligations under the Master Agreement by providing a Contingent Promissory Note ("Note"). The Master Agreement and Note were filed as Exhibits 99.2 and 99.3 to the Company's Form 8-K filed on February 5, 1999. The original principal amount of the Note is $12 million; the principal amount of the Note decreases to $6 million in 2002. The
Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial tests specified in the Note, fails to maintain the required balance in the escrow account established under an escrow agreement or fails to comply with certain covenants set forth in a security agreement.

The Company's principal current sources of cash flow from operations include cash distributions from its independent power projects, dividends from WRI (which will be reduced in 2000 as a result of the expiration of the Otter Tail contract), and interest earned on cash reserves. In February 2000, the Company obtained a $6,400,000 distribution from its overfunded black lung trust. Potential sources of additional liquidity include the Company's 50% share of any recovery in the ROVA litigation, reimbursement of amounts paid to the 74 Pension Plan after the Company's withdrawal from the plan and the recovery of disputed amounts, if any, from Morrison Knudsen for dragline repairs. Other sources of possible additional liquidity include remaining overfunded amounts from the black lung trust, ongoing increased project earnings from a favorable ROVA decision, and cash flow from investment in new operations. Further, the effect of any future legislation that causes Medicare to cover the cost of prescription drug benefits for eligible retirees could reduce the Company's very substantial retiree benefit costs. Management believes that available cash should be sufficient to pay the Company's heritage costs and fund its ongoing operations and other capital requirements for the foreseeable future.

Capital expenditures in 1998 and 1999 included approximately $3,800,000 to repair the dragline at WRI. In addition, approximately $300,000 of unbilled dragline repairs are expected to be paid soon. The Company believes, under the terms of WRI's agreements with Morrison Knudsen, that Morrison Knudsen is responsible for all dragline repairs. WRI has expended these amounts to assure continued, uninterrupted production at WRI, and has demanded reimbursement from Morrison Knudsen for the full cost of the repair. Morrison Knudsen has reimbursed WRI approximately $530,000 of these costs. On March 7, 2000, WRI commenced litigation against Morrison Knudsen in the United States District Court for the District of Montana seeking, among other things, payment by Morrison Knudsen of approximately $3.6 million of dragline repair costs paid or expected to be paid by WRI, plus accrued interest. The Company has not recorded any amounts that may be recoverable from Morrison Knudsen in its financial statements.

The Company hopes to further improve its long-term liquidity in a number of ways, including the development of additional cash flow from existing and new business operations, and monetizing assets where proceeds on sale would exceed the expected return from continued operation. The Company also plans to seek further cost reductions wherever feasible and prudent, and attempt to reduce certain postretirement medical, workers' compensation and related payments. Although management expects to improve the Company's profitability, the time required to realize such increases cannot be estimated at this time nor can assurances be given that the Company can achieve any such improvements.

Year 2000

All of the Company's systems and related software are Y2K compliant. On January 1, 2000, and thereafter, the Company has experienced no interruptions due to Y2K failures or problems. The Company's total cost of complying with Y2K issues was less than $60,000.

Results of Operations
1999 Compared to 1998
--------------------------------------------------------------------------------

Coal Operations. Coal revenues in 1999 were $38,539,000 compared to $44,010,000 in 1998. The reduction in revenues is due to a decrease in tons sold in 1999 compared to 1998 that resulted from an eight week scheduled maintenance outage at a major customer's facility as well as mild weather. Prices received were comparable in the two periods.

Independent Power Operations. Equity in earnings of independent power operations in 1999 was $34,492,000 compared to $64,465,000 in 1998. The decrease is mainly due to decreased earnings at WEI's Rensselaer project as a result of the restructuring of its power purchase contract with Niagara Mohawk in 1998 and the subsequent sale of the project in early 1999.

Dominion Terminal Associates. Equity in losses from Dominion Terminal Associates was $1,464,000 in 1999 compared to equity in earnings of $94,000 in 1998. The decrease is due to a decrease in throughput as a result of a continued decline in export coal sales from the U.S. In 1998, as a result of the decline in the export market, the Company recognized a $12,164,000 impairment charge relating to its investment in DTA. DTA is dependent upon its customers' coal export business to maintain an acceptable level of throughput. The coal export business has experienced a significant decline due to intense competitive pressure from coal suppliers in other nations. At this time the Company does not believe that those competitive pressures will abate in the near term. The fair value assigned to DTA was based on a 1998 sale of a similar nearby terminal.

Selling and administrative expenses were $9,660,000 in 1999 compared to $7,040,000 in 1998. The increase primarily relates to 1999 bonus payments of approximately $2,600,000 and related employment taxes. Employee bonuses had not been paid for the years 1996, 1997 or 1998 while the Company restructured under protection of Chapter 11.

Heritage costs were $18,737,000 in 1999 compared to $31,449,000 in 1998. The majority of the difference relates to accruals made in 1998 for Combined Benefit Fund charges for 1996 and 1997 which were stayed during the bankruptcy proceedings. They were paid in January 1999 upon the Company's dismissal from bankruptcy.

In 1998, the Company recorded an unusual charge of $2,000,000 relating to the Master Agreement described in Note 1 to the Consolidated Financial Statements. Under that Agreement, the Company agreed to make payments for retiree health benefits as if it continued to be obligated under the 1993 UMWA Wage Agreement for eligible retirees and beneficiaries for a period of five years. At the expiration of such five year period, the Company is free to initiate litigation contesting its obligation to continue to provide such benefits and the Company will continue to provide such benefits after the expiration of the five year period until it obtains a ruling from a Court of competent jurisdiction that it is not obligated to provide such benefits.

Gains on the sale of assets were $433,000 and $475,000 for 1999 and 1998, respectively, most of which related to the sales of various equipment from the idled Virginia Division.

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

Dominion Terminal Associates. Equity in earnings from Dominion Terminal Associates was $94,000 in 1998 compared to $880,000 in 1997. The decrease is due to a decrease in throughput as a result of a decline in export coal sales from the U.S. In 1998, as a result of the continuing decline in the export market, the Company recognized a $12,164,000 impairment charge relating to its investment in DTA. DTA is dependent upon its customers' coal export business to maintain an acceptable level of throughput. The coal export business has recently experienced a significant decline due to intense competitive pressure from coal suppliers in other nations. At this time the Company does not believe that those competitive pressures will abate in the near term. The fair value assigned to DTA was based on a recently completed sale of a similar nearby terminal.

Selling and administrative expenses were $7,040,000 in 1998 compared to $5,932,000 in 1997. The increase is due to additional franchise taxes paid to the State of New York as a result of the Rensselaer project restructuring.

Heritage costs were $31,449,000 in 1998 compared to $16,673,000 in 1997. The increase is due to $17,230,000 of Combined Fund benefit accruals made as a result of the bankruptcy dismissal discussed in Notes 1 and 12 to the Consolidated Financial Statements.

In 1998, the Company recorded an unusual charge of $2,000,000 relating to the Master Agreement described in Note 1 to the Consolidated Financial Statements. Under that Agreement, the Company agreed to make payments for retiree health benefits as if it continued to be obligated under the 1993 UMWA Wage Agreement for eligible retirees and beneficiaries for a period of five years. At the expiration of such five year period, the Company is free to initiate litigation contesting its obligation to continue to provide such benefits and the Company will continue to provide such benefits after the expiration of the five year period until it obtains a ruling from a Court of competent jurisdiction that it is not obligated to provide such benefits.

In 1997, the Company recorded an unusual credit of $27,214,000 which included a curtailment gain of $14,199,000 associated with the anticipated expiration of the 1993 Wage Agreement and a benefit of $13,015,000 due to a change in the estimated liability for pneumoconiosis benefits.

Gains on the sale of assets were $475,000 for 1998 most of which related to the sales of various equipment from the idled Virginia Division. Gains on the sales of assets were $969,000 during 1997, net of a loss of $1,609,000 related to the removal and final sale of a longwall mining machine at the idled Virginia
Division. Cash proceeds of $3,200,000 were received from the sale of the longwall mining machine but were offset by $2,000,000 of costs to remove the machine, $1,500,000 of remaining book value, and $1,300,000 relating to the buy-out of the lease on the machine. Proceeds of $1,400,000 were received from the sale of various equipment from the idled Virginia Division in 1997, all of which was recorded as a gain.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

The Company produces and sells coal to third parties from its coal mine in Montana and produces and sells electricity and steam to third parties from its independent power projects located in the eastern United States. Currently, all of the Company's coal production and all of its electricity and steam production is sold through long-term contracts with customers. These long-term contracts serve to minimize the Company's exposure to changes in commodity prices. The Company generally has not entered into derivative contracts to manage its exposure to changes in commodity prices, and is not a party to any such contracts at December 31, 1999.

Interest Rate Risk

The Company finances a portion of its operations with long-term debt. Since the interest rate on the long-term debt is fixed, the Company is not currently exposed to changes in interest rates. The Company's long-term debt at December 31, 1999 amounts to $1,563,000, and is payable with interest at rates ranging from 4% to 6%, in installments of $220,000 in 2000, $241,000 in 2001, $265,000 in 2002, $291,000 in 2003, $288,000 in 2004, and $258,000 in 2005.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
--------------------------------------------------------------------------------

Consolidated Balance Sheets-------------------------------------------------- 27
Consolidated Statements of Operations---------------------------------------- 29
Consolidated Statements of Shareholders' Equity ----------------------------- 31 Consolidated Statements of Cash Flows---------------------------------------- 32
Summary of Significant Accounting Policies----------------------------------- 34 Notes to Consolidated Financial Statements----------------------------------- 37

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets

December 31,                                                                             1999                  1998
--------------------------------------------------------------------------------------------------------------------
                                                                                              (in thousands)
Assets
Current assets:
   Cash and cash equivalents                                                         $ 20,122              $ 84,073
   Receivables:
       Trade                                                                            2,156                 2,566
       Excess of trust assets over pneumoconiosis benefit obligation                    6,397                     -
       Terminated pension plan, net                                                       500                   500
       Other                                                                              621                 2,730
--------------------------------------------------------------------------------------------------------------------
                                                                                        9,674                 5,796
   Other current assets                                                                 1,180                   691
--------------------------------------------------------------------------------------------------------------------
       Total current assets                                                            30,976                90,560
--------------------------------------------------------------------------------------------------------------------

Property, plant and equipment:
       Land and mineral rights                                                         10,572                10,990
       Plant and equipment                                                             66,231                94,989
--------------------------------------------------------------------------------------------------------------------
                                                                                       76,803               105,979
       Less accumulated depreciation and depletion                                     40,245                69,029
--------------------------------------------------------------------------------------------------------------------
                                                                                       36,558                36,950

Investment in independent power projects                                               45,225                62,386
Investment in Dominion Terminal Associates (DTA)                                        4,672                 5,475
Workers' compensation bond                                                              4,748                 4,140
Prepaid pension cost                                                                    3,897                 3,748
Excess of trust assets over pneumoconiosis benefit obligation                           5,255                10,891
Security deposits                                                                      10,148                     -
Other assets                                                                              818                 1,456
--------------------------------------------------------------------------------------------------------------------
       Total Assets                                                                  $142,297              $215,606
====================================================================================================================

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

                                                                                                        (Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)

December 31,                                                                             1999                  1998
--------------------------------------------------------------------------------------------------------------------
                                                                                              (in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
   Current installments of long-term debt                                            $    220              $    200
   Accounts payable and accrued expenses:
     Trade                                                                              2,010                 4,213
     Taxes, other than income taxes                                                     3,932                 3,893
     Workers compensation                                                               3,200                 3,800
     Postretirement medical costs                                                      10,130                11,066
     Reorganization expenses                                                              400                 7,900
     Consent judgment payment obligation                                                    -                39,006
     Other accrued expenses                                                               970                 3,143
     Reclamation costs                                                                    100                   100
   Income taxes                                                                             -                 2,185
--------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                           20,962                75,506
--------------------------------------------------------------------------------------------------------------------

Long-term debt, less current installments                                               1,343                 1,562
Accrual for workers compensation                                                       15,072                17,338
Accrual for postretirement medical costs                                               78,643                73,143
1974 UMWA Pension Plan obligations                                                     11,879                13,776
Accrual for reclamation costs, less current portion                                     2,537                 3,046
Other liabilities                                                                       1,930                 2,370

Minority interest                                                                       6,874                 7,020

Commitments and contingent liabilities

Shareholders' equity
   Preferred stock of $1.00 par value
     Authorized 5,000,000 shares;
     Issued and outstanding 208,708 shares in 1999 and                                    209                   575
       575,000 shares in 1998
   Common stock of $2.50 par value
     Authorized 20,000,000 shares;
     Issued and outstanding 7,067,663 shares in 1999 and                               17,669                17,413
       6,965,328 shares in 1998
   Other paid-in capital                                                               67,315                94,630
   Accumulated deficit                                                                (82,136)              (90,773)
--------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                           3,057                21,845
--------------------------------------------------------------------------------------------------------------------
   Total Liabilities and Shareholders' Equity                                        $142,297              $215,606
====================================================================================================================

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations

Years Ended December 31,                                               1999               1998                 1997
-------------------------------------------------------- ------------------- ------------------ --------------------
                                                                                       (in thousands)
Revenues:
   Coal                                                        $     38,539        $    44,010         $     47,182
   Independent power projects - equity in earnings                   34,492             64,465               17,770
   Dominion Terminal Associates ("DTA") - equity in
     earnings (losses)                                               (1,464)                94                  880
-------------------------------------------------------- ------------------- ------------------ --------------------
                                                                     71,567            108,569               65,832
-------------------------------------------------------- ------------------- ------------------ --------------------
Cost and expenses:
   Cost of sales - coal                                              33,637             37,472               42,063
   Depreciation, depletion and amortization                           1,571              2,289                1,715
   Selling and administrative                                         9,660              7,040                5,932
   Heritage costs                                                    18,737             31,449               16,673
   Pension expense (benefit) (including termination
     gain of $1,512,000 in 1997)                                       (149)               111               (5,547)
   Unusual charges (credits)                                              -              2,000              (27,214)
   Doubtful accounts recoveries                                        (174)            (1,028)              (1,410)
   DTA impairment charge                                                  -             12,164                    -
-------------------------------------------------------- ------------------- ------------------ --------------------
                                                                     63,282             91,497               32,212
-------------------------------------------------------- ------------------- ------------------ --------------------
Operating income                                                      8,285             17,072               33,620

Other income (expense):
   Gains on sales of assets                                             433                475                  969
   Interest expense                                                  (1,135)              (190)                (320)
   Interest income                                                    2,052                  -                    -
   Minority interest                                                   (854)              (775)              (1,092)
   Other income (expense)                                              (226)             1,999                  713
-------------------------------------------------------- ------------------- ------------------ --------------------
                                                                        270              1,509                  270
-------------------------------------------------------- ------------------- ------------------ --------------------
Income from continuing operations before
  reorganization items and income taxes                               8,555             18,581               33,890

Reorganization items:
   Legal and consulting fees                                              -             (9,872)              (2,484)
   Interest expense                                                       -             (5,188)                   -
   Interest income                                                        -              3,594                1,552
-------------------------------------------------------- ------------------- ------------------ --------------------
Income before income taxes                                            8,555              7,115               32,958

Income tax (expense) benefit                                             82             (3,787)                   -
-------------------------------------------------------- ------------------- ------------------ --------------------
Income from continuing operations                                     8,637              3,328               32,958

Discontinued operations:
   Operating loss                                                         -                  -               (1,284)
   Impairment and loss on disposal                                        -                  -               (3,518)
-------------------------------------------------------- ------------------- ------------------ --------------------
   Loss from discontinued operations                                      -                  -               (4,802)

Cumulative effect of change in accounting principle                       -             (9,876)                   -
-------------------------------------------------------- ------------------- ------------------ --------------------
Net income (loss)                                                     8,637             (6,548)              28,156
Less preferred stock dividend requirements                            2,992              4,888                4,888
-------------------------------------------------------- ------------------- ------------------ --------------------
Net income (loss) applicable to common shareholders            $      5,645        $   (11,436)        $     23,268
======================================================== =================== ================== ====================
                                                                                                        (Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations (Continued)

Years Ended December 31,                                               1999               1998                 1997
-------------------------------------------------------- ------------------- ------------------ --------------------
Income (loss) per share applicable to                                (in thousands except per share data)
   common shareholders:


 Continuing operations                                         $        .80        $      (.22)        $       4.03
 Discontinued operations                                                  -                  -                (0.69)
 Cumulative effect of changes in accounting principles                    -              (1.42)                   -
-------------------------------------------------------- ------------------- ------------------ --------------------
                                                               $        .80        $     (1.64)        $       3.34
======================================================== =================== ================== ====================
Pro forma  amounts  assuming the changes in  accounting
  principles  are applied retroactively:
       Net loss applicable to common shareholders              $          -        $    (1,560)        $          -
       Loss per share applicable  to common shareholders       $          -        $      (.22)        $          -
======================================================== =================== ================== ====================
Weighted average number of common
   shares outstanding - basic and diluted                             7,040              6,965                6,965

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 1997, 1998, and 1999


                                                Class A
                                            Convertible
                                           Exchangeable                      Other                            Total
                                              Preferred   Common Stock     Paid-In     Accumulated    Shareholders'
                                                  Stock                    Capital         Deficit           Equity
---------------------------------------- --------------- -------------- ----------- --------------- ----------------
                                                                       (in thousands)

Balance at January 1, 1997                      $   575         17,413      94,630        (112,381)             237

   Net income                                         -              -           -          28,156           28,156
---------------------------------------- --------------- -------------- ----------- --------------- ----------------
Balance at December 31, 1997                        575         17,413      94,630         (84,225)          28,393

   Net loss                                           -              -           -          (6,548)          (6,548)
---------------------------------------- --------------- -------------- ----------- --------------- ----------------
Balance at December 31, 1998                        575         17,413      94,630         (90,773)          21,845
    Stock issued as compensation                      -            193         104               -              297
    Common Stock options exercised                    -             63          53               -              116
    Preferred stock repurchased and retired        (366)             -     (27,472)              -          (27,838)
    Net income                                        -              -           -           8,637            8,637
======================================== =============== ============== =========== =============== ================
Balance at December 31, 1999                    $   209         17,669      67,315         (82,136)           3,057
======================================== =============== ============== =========== =============== ================

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,                                                  1999              1998              1997
------------------------------------------------------------- ----------------- ----------------- -----------------
                                                                                         (in thousands)
Cash flows from operating activities:
Net income (loss)                                                     $  8,637          $ (6,548)         $ 28,156
    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
        Equity in earnings of independent power projects               (34,492)          (64,465)          (17,770)
        Cash distributions from independent power projects              51,653            46,355            14,995
        Equity in losses (earnings) from Dominion Terminal
          Associates                                                     1,464               (94)             (880)
        Cash generated by Dominion Terminal Associates facility            942             2,952             4,865
        Cash contributions to Dominion Terminal Associates              (1,603)           (1,877)           (2,883)
        Depreciation, depletion and amortization                         1,571             2,289             1,715
        Stock compensation expense                                         297                 -                 -
        Gain on termination of pension plan                                  -                 -            (1,512)
        Unusual charges (credits)                                            -             2,000           (27,214)
        DTA impairment charge                                                -            12,164                 -
        Gains on sales of assets                                          (433)             (475)             (969)
        Cash from pension termination, net                                   -            12,540                 -
        Distribution from pneumoconiosis trust                               -             2,634                 -
        Minority interest                                                  854               775             1,092
        Impairment and loss on disposition of discontinued operations        -                 -             3,518
        Cumulative effect of change in accounting principle                  -             9,876                 -
        Other                                                              147              (358)               96
        Changes in assets and liabilities:
                Receivables, net of allowance for doubtful accounts      2,519               213             1,392
                Inventories                                                  -                 -               660
                Prepaid pension cost                                      (149)             (220)           (4,035)
                Excess of trust assets over pneumoconiosis
                    benefit obligation                                    (761)           (1,825)            1,188
                Accounts payable and accrued expenses                   (4,337)            1,690               880
                Income taxes payable                                    (2,185)            2,185                 -
                Accrual for workers' compensation                       (3,474)             (678)                -
                Accrual for postretirement medical costs                 4,564            (2,502)                -
                1974 UMWA Pension Plan                                  (1,897)                -                 -
                Consent judgment payment obligation                    (39,006)           39,006                 -
                Other liabilities                                         (300)           (5,998)               15
------------------------------------------------------------- ----------------- ----------------- -----------------
  Net cash provided by (used in) operating activities
    before reorganization items                                        (15,989)           49,639             3,309
------------------------------------------------------------- ----------------- ----------------- -----------------
Changes in reorganization items:
  Trade and other liabilities subject to compromise                          -                 -            14,977
  Reorganization expenses                                               (7,500)            6,255             1,645
------------------------------------------------------------- ----------------- ----------------- -----------------
Net change in reorganization items                                      (7,500)            6,255            16,622
------------------------------------------------------------- ----------------- ----------------- -----------------
Net cash provided by (used in) operating activities                    (23,489)           55,894            19,931
------------------------------------------------------------- ----------------- ----------------- -----------------
                                                                                                       (Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows  (Continued)

Years Ended December 31,                                                  1999              1998              1997
------------------------------------------------------------- ----------------- ----------------- -----------------
                                                                                         (in thousands)
Cash flows from investing activities:
  Additions to property, plant and equipment                            (2,069)           (2,945)             (174)
  Net proceeds from sales of investments and assets                        726               511             2,757
  Security deposits                                                    (10,148)                -                 -
  Cash held by subsidiary disposed of                                        -                 -              (490)
------------------------------------------------------------- ----------------- ----------------- -----------------
 Net cash (used in) provided by investing activities                   (11,491)           (2,434)            2,093
------------------------------------------------------------- ----------------- ----------------- -----------------

Cash flows from financing activities:
  Repayment of long-term debt                                             (199)              (51)             (151)
  Dividends paid to minority shareholders of subsidiary                 (1,000)                -                 -
  Exercise of stock options                                                 66                 -                 -
  Repurchase of preferred stock                                        (27,838)                -                 -
------------------------------------------------------------- ----------------- ----------------- -----------------
Net cash used in financing activities                                  (28,971)              (51)             (151)
------------------------------------------------------------- ----------------- ----------------- -----------------
Net increase (decrease) in cash and cash equivalents                   (63,951)           53,409            21,873
Cash and cash equivalents, beginning of year                            84,073            30,664             8,791
============================================================= ================= ================= =================
Cash and cash equivalents, end of year                                $ 20,122          $ 84,073          $ 30,664
============================================================= ================= ================= =================

Supplemental disclosures of cash flow information:

Cash paid during the year for:
    Interest                                                           $ 6,076            $   27            $   31
    Income taxes                                                         1,606               120                 -

In January 1999, the Company issued 45,000 shares of restricted stock valued at $297,000 to several employees as compensation.

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

Reclamation

Reclamation costs at WRI are fixed and are being recognized evenly over a 15-year period. Total expected reclamation costs at idled sites were fully accrued at the time of idling. Estimates at idle sites are periodically reviewed and adjustments are made in accruals to provide for changes in expected future costs.

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

Earning Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding stock options have been converted using the average price for the period. For purposes of computing earnings per share in a loss year, common stock equivalents have been excluded from the computation of weighted average common shares outstanding because their effect is antidilutive. For the year ended December 31, 1999, the assumed conversion of stock options resulted in the inclusion of an additional 126,859 weighted average common shares in the diluted earnings per share calculation, and a $.01 decrease in earnings per share.

Preferred stock convertable into 1,425,895 shares of common stock in 1999 and 3,928,400 shares of common stock in 1998 and 1997 were not included in the computation of diluted loss per share because the effect of the assumed conversion would have an antidilutive effect.

Options to purchase approximately 259,500, 194,500, and 212,086 shares of common stock at $4.00 to $20.00 per share were outstanding at December 31, 1999, 1998, and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Westmoreland Coal Company and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

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

Continued financial improvement of the Debtors during the bankruptcy provided the basis for dismissal and settlement with the UMWA Health and Benefit Funds ("Funds"), the Company's principal creditors. On October 15, 1998, the Company, the Funds, the United Mine Workers of America ("UMWA") and the Official Committee of Equity Security Holders ("Equity Committee") reached agreement on the terms of a settlement, which provided for, among other things, the resolution of the Chapter 11 cases. The agreement, which facilitated a consensual dismissal of the bankruptcy cases, was announced during scheduled hearings on Westmoreland's Motion to Dismiss and the Equity Committee's Motion to Convert to Chapter 7, and the hearings were subsequently recessed. The agreement was subsequently documented in certain consent judgments and in a Master Agreement among the Company, the Funds, the UMWA, and the Equity Committee. The Debtor Corporations filed motions requesting approval of the consent judgments on November 18, 1998. There were no allowable objections and dismissal of the Chapter 11 Cases occurred on December 23, 1998. The Master Agreement was executed on January 29, 1999.

2. Dispositions

On July 27, 1999, the Company sold all remaining assets of its idled Virginia Division. The assets consisted of the Bullitt Preparation Plant and Transloader Complex. The Company received approximately $650,000 in cash and the purchaser assumed reclamation liabilities of approximately $600,000. The transaction resulted in a net gain of approximately $360,000. The Company is negotiating to sell the Virginia Division refuse site. The site has no recorded asset value, however, liabilities for related reclamation have been accrued.

In 1998 and 1997, the Company sold various assets of the Virginia Division for aggregate net proceeds of $511,000 and $2,757,000, respectively, and recorded gains of $475,000 and $969,000, respectively. The purchasers assumed certain reclamation liabilities associated with these assets.

3. Unusual CHARGES OR CREDITS

1997

In 1997, the Company recorded an unusual credit of $14,199,000 for a curtailment gain relating to the 1993 Wage Agreement. In 1997, the Company also recorded an unusual credit of $13,015,000 due to a change in the estimated liability for pneumoconiosis benefits.

1998

On January 29, 1999, the Company executed the Master Agreement described in Note 1 to the Consolidated Financial Statements. Under that Agreement, the Company agreed to make payments for retiree health benefits as if it continued to be obligated under the 1993 UMWA Wage Agreement for eligible retirees and beneficiaries for a period of five years. At the expiration of such five year period, the Company is free to initiate litigation contesting its obligation to continue to provide such benefits, and the Company will continue to provide such benefits after the expiration of the five year period until it obtains a ruling from a Court of competent jurisdiction that it is not obligated to provide such benefits. The estimated present value of the Company's obligation to provide these benefits for the five year period is approximately $2,000,000, and was charged to expense in 1998. The Company currently expects that it will be necessary to litigate this matter at the conclusion of the five-year period. On the advice of counsel, management believes that the Company should prevail in any such litigation, although, as in any litigation, there can be no assurance. Should the UMWA's position be ultimately upheld, the Company would be required to provide retiree health benefits to such beneficiaries after the expiration of the five year period. The estimated present value of this contingent liability, calculated as of December 31, 1999, is approximately $11,000,000.

4. Westmoreland Energy, Inc.

Westmoreland Energy, Inc., ("WEI"), a wholly owned subsidiary of the Company, holds general and limited partner interests in partnerships which were formed to develop and own cogeneration and other non-regulated independent power plants. Equity interests in these partnerships range from 1.25 percent to 50 percent. WEI has interests in seven operating projects as listed and described in the Project Summary below. The lenders to these partnerships have recourse only against these projects and the income and revenues therefrom. The debt agreements contain various restrictive covenants including restrictions on making cash distributions to the partners, with which the partnerships are in compliance. The type of restrictions on making cash distributions to the partners vary from one project lender to another.

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
 -------------------- ----------------- ---------------- ----------------- ---------------- -----------------


                          Roanoke           Roanoke
 Project                  Valley I          Valley II
 -------------------- ---------------- ------------------

                          Weldon            Weldon
 Location:            North Carolina    North Carolina
 -------------------- ---------------- ------------------

 Gross Megawatt
 Capacity:                180 MW             50 MW
 -------------------- ---------------- ------------------

 WEI Equity
 Ownership:                50.0%             50.0%
 -------------------- ---------------- ------------------

 Electricity
 Purchaser:            Virginia Power    Virginia Power
 -------------------- ---------------- ------------------

                       Patch Rubber      Patch Rubber
 Steam Host:              Company           Company
 -------------------- ---------------- ------------------

 Fuel Type:                Coal              Coal
 -------------------- ---------------- ------------------

                         TECO Coal/        TECO Coal/
 Fuel Supplier:            CONSOL            CONSOL
 -------------------- --------------- ------------------

 Commercial
 Operations Date:          1994              1995
 -------------------- --------------- ------------------

The following is a summary of aggregated financial information for all investments owned by WEI and accounted for under the equity method:

Balance Sheets
December 31,                                                                              1999                 1998
------------------------------------------------------------------------- --------------------- --------------------
                                                                                               (in thousands)
Assets
   Current assets                                                                    $ 160,814            $ 129,829
   Property, plant and equipment, net                                                  504,328              599,293
   Other assets                                                                         36,060               48,478
------------------------------------------------------------------------- --------------------- --------------------
   Total assets                                                                      $ 701,202            $ 777,600
========================================================================= ===================== ====================

Liabilities and equity
   Current liabilities                                                                $ 56,869            $  52,526
   Long-term debt and other liabilities                                                425,960              460,787
   Equity                                                                              218,373              264,287
------------------------------------------------------------------------- --------------------- --------------------
   Total liabilities and equity                                                      $ 701,202            $ 777,600
========================================================================= ===================== ====================

WEI's share of equity                                                                 $ 45,901            $  63,156
Other, net                                                                                (676)                (770)
------------------------------------------------------------------------- --------------------- --------------------
WEI's investment in independent power operations                                      $ 45,225            $  62,386
========================================================================= ===================== ====================

The Partnerships and the Company adopted Statement of Position No 98-5, Reporting the Costs of Start-Up Activities as of January 1, 1998. The statement requires companies to expense the costs of start-up activities as incurred. The statement also requires certain previously capitalized start-up costs to be charged to expense at the time of adoption and reported as the cumulative effect of a change in accounting principle. The cumulative effect on WEI's share of earnings of the Partnerships was $9,876,000 and was recorded separately in the Consolidated Statements of Operations in 1998.

The Company's capitalized start-up costs were being amortized straight-line over the term of the power contract for the related project.

Income Statements
For years ended December 31,                 1999             1998              1997
---------------------------------- --------------- ---------------- -----------------
                                                    (in thousands)
Revenues                                 $203,082         $247,015          $270,887
Operating income                          111,234          128,302           136,226
Net income                               $ 67,035         $252,191          $ 54,423
================================== =============== ================ =================

WEI equity in earnings                   $ 34,492         $ 64,465          $ 17,770
Cumulative effect of change in
   accounting principle                         -           (9,876)                -
---------------------------------- --------------- ---------------- -----------------
WEI's share of earnings                  $ 34,492         $ 54,589          $ 17,770
================================== =============== ================ =================

WEI performs project development and venture and asset management services for the partnerships and has recognized related revenues of $365,000, $510,000, and $531,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Management fees, net of related costs, are recorded as other income when the service is performed.

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

On August 1, 1996, FERC entered its decision in the Southampton case. FERC determined that the Southampton Partnership's request for reconsideration should be treated as timely filed, but that the Southampton Project was not in complete compliance with the QF requirements for 1992. FERC ordered the Southampton Project to comply with Section 205 for the Federal Power Act ("FPA"), and file, for FERC's review, rates for calendar year 1992 for wholesale power sales to Virginia Power. Otherwise, the Southampton Project remains exempt from regulation under the Public Utility Holding Company Act ("PUHCA"), utility laws of Virginia and the other provisions of the FPA. In August 1996, the Southampton Partnership filed a motion seeking clarification of the August 1, 1996 order. The Southampton Partnership also filed an additional request for rehearing. On May 13, 1998 the FERC entered an Order clarifying its August 1, 1996 decision in the Southampton case. While affirming the requirement to make a refund to Virginia Power, the FERC ruled that Virginia Power must compensate the Southampton Partnership for every hour in which the unit was available for dispatch, but not actually dispatched. FERC appointed a settlement Judge to assist the parties in evaluating and negotiating a settlement.

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

Fourfold L.P., a limited partner of LG&E-Southampton, L.P. made a demand on the Southampton Partnership and the related LG&E and Westmoreland entities for reimbursement in the amount of $1,979,000 in connection with its share of the settlement. The project participants (general partners, including a Westmoreland subsidiary, Westpower-Franklin ("Westpower"), and operator) have agreed to compromise and settle the Fourfold L.P.'s claim. Westpower's contribution to the total settlement amount was $100,000. The Westmoreland entities have made a similar demand against the LG&E entities in the amount of $3,300,000, however, the mediation which resolved the Fourfold claim did not successfully resolve the Westpower claims. Westpower is evaluating its options and possible legal remedies. The outcome of the dispute cannot be determined at December 31, 1999 but the Company has not recognized any revenue related to the dispute.

ROVA I Project - WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership's principal customer, Virginia Power contracted to purchase the electricity generated by ROVA I, one of two units included in the ROVA partnership, under a long-term contract. In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of the provisions of the Power Purchase Agreement dealing with the payment of the capacity purchase price when the facility experiences a "forced outage" day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The ROVA Partnership believes that the customer is required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated allowed annual number. The customer asserts that it is not required to do so.

From May, 1994, through December, 1999, Virginia Power withheld approximately $19,800,000 of these capacity payments during periods of forced outages. To date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, the ROVA Partnership filed a complaint against Virginia Power seeking damages, contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the Court granted this motion. The ROVA Partnership filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss the complaint. In November, 1995, Virginia Power filed with the Court a motion for summary judgment, and a hearing on the motion was held in early December, 1995. In late January, 1996, the Court denied Virginia Power's motion for summary judgment. Virginia Power filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted Virginia Power's second summary judgment motion and effectively dismissed the complaint. The ROVA Partnership appealed the Court's decision granting summary judgment to the Virginia Supreme Court. On June 6, 1997 the Virginia Supreme Court reversed the trial Court's decision to grant Virginia Power's summary judgment motion and remanded the matter for trial. The case was tried on October 26, 1998. The trial judge requested the parties to submit post trial briefs and on December 2, 1998 entered judgment in the ROVA Partnership's favor for the amount of $14,800,000 plus interest for a total of $19,336,214. On December 21, 1998, Virginia Power posted its appeal bond and on December 29, 1998, noted its appeal of the Court's decision to the Virginia Supreme Court. The Court heard oral arguments on January 11, 2000 and on March 3, 2000 the Virginia Supreme Court reversed the trial Court's decision on an evidentiary matter and remanded the matter for further proceedings consistent with the Supreme Court's order.

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

5.   Dominion Terminal Associates

Westmoreland Terminal Company ("WTC"), a wholly-owned subsidiary of the Company, has a 20% interest in Dominion Terminal Associates ("DTA"), a partnership formed for the construction and operation of a coal-storage and vessel-loading facility in Newport News, Virginia. DTA's annual throughput capacity is 22 million tons, and its ground storage capacity is 1.7 million tons. Each partner is responsible for its share of throughput and expenses at the terminal. Total throughput tons for DTA were 8,357,000, 11,511,000, and 14,075,000 for 1999, 1998 and 1997,
respectively. The Company currently leases the terminal's ground storage space and vessel-loading facilities to certain unaffiliated parties who are engaged in the export business and provides related support services.

The following is a summary of financial information for DTA:

Balance Sheets
December 31,                                                   1999                 1998
---------------------------------------------- --------------------- --------------------
                                                                (in thousands)
Assets
   Current assets                                          $  4,379            $   4,816
   Non-current assets                                        83,757               86,175
---------------------------------------------- --------------------- --------------------
   Total assets                                            $ 88,136            $  90,991
============================================== ===================== ====================

Liabilities and partners' deficit
   Current liabilities                                     $  1,540            $   1,967
   Long-term debt and other liabilities                     115,319              115,660
   Partners' deficit                                        (28,723)             (26,636)
---------------------------------------------- --------------------- --------------------
   Total liabilities and partners' deficit                 $ 88,136            $  90,991
============================================== ===================== ====================

WTC's share of partners' deficit                           $(10,964)           $ (10,586)
DTA Bonds                                                    26,560               26,560
Other, net                                                    1,240                1,665
Impairment allowance                                        (12,164)             (12,164)
---------------------------------------------- --------------------- --------------------
Investment in DTA                                          $  4,672            $   5,475
============================================== ===================== ====================

Income Statements
For the Years ended December 31,                                    1999                  1998                 1997
-------------------------------------------------------- ---------------- --------------------- --------------------
                                                                               (in thousands)
Contribution from Partners                                      $ 12,902              $ 15,393             $ 20,164
Total expenses                                                    14,989                19,349               22,789
-------------------------------------------------------- ---------------- --------------------- --------------------
Excess of expenses over partners' contributions                 $ (2,087)             $ (3,956)            $ (2,625)
======================================================== ================ ===================== ====================

Revenues from DTA                                               $    518              $  2,890             $  4,201
Company share of DTA costs                                         1,982                 2,796                3,321
-------------------------------------------------------- ---------------- --------------------- --------------------
Equity in earnings (losses) from DTA                            $ (1,464)             $     94             $    880
======================================================== ================ ===================== ====================

WTC and the  Company  have a joint  and  several  obligation  for  interest  and principal obligations with respect to its share of certain DTA bonds ($26,560,000 principal amount at December 31, 1999 and 1998). These obligations were supported by a letter of credit on which the Company was the ultimate obligor. In 1994, the Company was in violation of certain covenant requirements in connection with the DTA letter of credit. As a result, on June 9, 1994 the DTA letter of credit was drawn. The proceeds of the draw were used to purchase $26,560,000 (par value) of DTA bonds. The Company repaid the amounts drawn under the DTA letter of credit on December 22, 1994. The $26,560,000 of DTA bonds are now owned by WTC and have been accounted for as an increase in the investment in DTA.

The Company actively markets its 20% share of the terminal's facilities. Accordingly, the Company's equity in earnings (losses) from DTA represents the revenue received net of the Company's share of the expenses incurred attributable to the terminal's coal-storage and vessel loading operations.

The DTA partners have a Throughput and Handling Agreement whereby WTC is committed to fund its proportionate share of DTA's operating expenses and capital expenditures. WTC's total cash funding requirements, were $1,603,000, $1,877,000, and $2,883,000 for 1999, 1998 and 1997, respectively.

In 1998, the Company recognized a $12,164,000 impairment charge relating to its investment in DTA to reduce its carrying value to its estimated fair value. DTA is dependent upon its customer's coal export business to maintain an acceptable level of throughput. The coal export business has recently experienced a significant decline due to intense competitive pressure from coal suppliers in other nations. At this time the Company does not believe that those competitive pressures will abate in the near term. The fair value assigned to DTA was based on a 1998 sale of a similar nearby terminal.

6.   Debt

The Company's debt is summarized as follows:

December 31,                                                                               1999                1998
---------------------------------------------------------------------------- ------------------- -------------------
                                                                                                 (in thousands)
WRI:
Contracts for deed and mortgage notes payable with interest rates ranging from 4% to 6%, net of unamortized discount of $124,000 in 1999 and  $169,000 in 1998, secured by property plant and
  equipment                                                                             $ 1,563             $ 1,762
---------------------------------------------------------------------------- ------------------- -------------------
Total debt                                                                                1,563               1,762
Less current installments                                                                   220                 200
---------------------------------------------------------------------------- ------------------- -------------------
Long-term debt, less current installments                                               $ 1,343             $ 1,562
============================================================================ =================== ===================

The secured contracts for deed and mortgage notes payable by WRI are secured by land and surface rights.

Principal payments due on long-term debt, for the next five years and thereafter are as follows:

Year Ending                                                       Amount
----------------------------------------------------- -------------------
                                                          (in thousands)
December 31, 2000                                               $    220
December 31, 2001                                                    241
December 31, 2002                                                    265
December 31, 2003                                                    291
December 31, 2004                                                    288
After December 31, 2004                                              258
----------------------------------------------------- -------------------

7.   Workers' Compensation Benefits

The Company was self-insured for workers' compensation benefits prior to and through December 31, 1995. Beginning in 1996, the Company is covered by third party insurance for new workers' compensation claims and is no longer self-insured. Based on updated actuarial and claims data, $1,239,000 was charged to earnings in 1999, $469,000 was credited to earnings in 1998 and $753,000 was charged to earnings during 1997. The cash payments for workers' compensation benefits were $3,354,000, $3,540,000, and $3,752,000 in 1999, 1998 and 1997,
respectively.

The Company was required to obtain surety bonds in connection with its self-insured workers' compensation plan. The Company's surety bond underwriters required collateral for such bonding. As of December 31, 1999 and 1998, $4,748,000 and $4,140,000 respectively, was held in the collateral accounts.

8.    Pneumoconiosis (Black lung) Benefits

The Company is self-insured for federal and state pneumoconiosis benefits for current and former employees and has established an independent trust to pay these benefits.

The following table sets forth the funded status of the Company's obligation:

 December 31,                                                             1999            1998
 ---------------------------------------------------------- ------------------- ---------------
                                                                              (in thousands)
 Actuarial present value of benefit obligation:
    Expected claims from terminated employees                         $  8,329        $ 10,726
    Claimants                                                           15,909          17,878
 ---------------------------------------------------------- ------------------- ---------------
 Total present value of benefit obligation                              24,238          28,604
 Plan assets at fair value, primarily government-backed
    securities                                                          35,890          39,495
 ---------------------------------------------------------- ------------------- ---------------
 Excess of trust assets over pneumoconiosis benefit
    obligation                                                        $ 11,652        $ 10,891
 ========================================================== =================== ===============

The discount rates used in determining the accumulated pneumoconiosis benefit as of December 31, 1999 and 1998 were 7.75% and 6.75%, respectively.

In February 2000, the Company received $6,397,000 of the surplus from the trust.

In 1997 the Company recorded a benefit of $13,015,000 due to a change in the estimated liability for pneumoconiosis benefits, which has been recorded as a component of unusual credits in 1997.

9.    Postretirement Medical and Life Insurance Benefits

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

The UMWA contests the Company's right to terminate benefits at the expiration of the collective bargaining agreement and further asserts that former employees will be entitled to such benefits as they reach age 55. As a condition for not opposing dismissal of the bankruptcy, the UMWA demanded and pursuant to the terms of the Master Agreement discussed in Note 1, the Company agreed to continue to provide benefits to participants of the 1993 Wage Agreement for a period of five years from the dismissal of the bankruptcy. The estimated present value of the Company's obligation to provide these benefits for the five-year period was charged to expense in 1998 as an unusual charge. At the expiration of such five year period, the Company is free to initiate litigation contesting its obligation to continue to provide such benefits, and the Company will continue to provide such benefits after the expiration of the five year period until it obtains a ruling from a Court of competent jurisdiction that it is not obligated to provide such benefits. The Company currently expects that it will be necessary to litigate this matter at the conclusion of the five-year period. On the advice of counsel, management believes that the Company should prevail in any such litigation, although, as in any litigation, there can be no assurance. Should the UMWA's position be ultimately upheld, the Company would be required to provide retiree health benefits to such beneficiaries after the expiration of the five year period. The estimated present value of this contingent liability, calculated as of December 31, 1999, is approximately $11,000,000.

The  following  table sets forth the actuarial  present value of  postretirement
benefit   obligations  and  amounts   recognized  in  the  Company's   financial
statements:

                                        Salaried Plan            1993 Wage Agreement               1992 Plan
                                 --------------------------- --------------------------- ----------------------------
-------------------------------- ------------- ------------- ------------ -------------- ------------- --------------
December 31,                             1999          1998         1999           1998          1999           1998
-------------------------------- ------------- ------------- ------------ -------------- ------------- --------------
                                                                    (in thousands)
Assumptions:

Discount rate                           7.75%         6.75%        7.75%          6.75%         7.75%          6.75%

Change in benefit obligation:

Net benefit obligation at
  beginning of year                  $ 10,623      $ 10,505     $ 38,707       $ 33,418     $ 142,124      $ 114,406
Service cost                               62            57            -              -             -              -
Interest cost                             601           701        2,310          2,461         8,423          7,721
Plan participant contributions             79             -            -              -             -              -
Plan amendments                             -             -            -          1,865             -              -
Actuarial (gain) loss                  (2,543)          148       (8,032)         1,688        (8,745)        19,997
Settlements                                 -             -            -              -       (18,580)             -
Gross benefits paid                      (868)         (788)      (1,165)          (725)       (7,177)             -
-------------------------------- ------------- ------------- ------------ -------------- ------------- --------------
                                        7,954        10,623       31,820         38,707       116,045        142,124

Change in plan assets:

Employer contributions                    789           788        1,165            725         7,177              -
Plan participant contributions             79             -            -              -             -              -
Gross benefits paid                      (868)         (788)      (1,165)          (725)       (7,177)             -
-------------------------------- ------------- ------------- ------------ -------------- ------------- --------------
Fair value of plan assets at end
  of year                                   -             -            -              -             -              -

Funded status at end of year           (7,954)      (10,623)     (31,820)       (38,707)     (116,045)      (142,124)
Unrecognized net actuarial
(gain) loss                            (5,487)       (3,207)      (4,992)         3,040        24,223         33,492

Unrecognized net transition
  obligation                            1,608         1,732            -              -        51,694         55,670
================================ ============= ============= ============ ============== ============= ==============
Net amount recognized at end of
  year  (recorded as accrued
  benefit cost in the
  accompanying balance sheet)        $(11,833)     $(12,098)    $(36,812)      $(35,667)    $ (40,128)     $ (52,962)(1)
================================ ============= ============= ============ ============== ============= ==============

(1) This includes $16,518,000 classified as Consent judgment payment obligations in the accompanying balance sheet. Refer to Note 11.

The components of net periodic postretirement benefit cost are as follows:

                                    Salaried Plan            1993 Wage Agreement                1992 Plan
---------------------------- --------------------------- --------------------------- -------------------------------
Year ended
   December 31,                 1999     1998      1997     1999     1998      1997     1999       1998        1997
---------------------------- -------- -------- --------- -------- -------- --------- -------- ---------- -----------
                                                                 (in thousands)
Assumptions:

Discount rate                  7.75%    6.75%     7.00%    7.75%     6.75%    7.00%    7.75%      6.75%       7.00%

Components of net periodic benefit cost:

Service cost                  $   62   $   56    $   48   $    -    $    -   $    -  $     -    $     -     $     -
Interest cost                    601      701       737    2,310     2,461    2,250    8,423      7,721       7,893
Amortization of:
 Transition obligation           124      124       124        -         -        -    3,976      3,976       3,976
 Prior service cost                -        -         -        -     1,865        -        -          -           -
 Actuarial (gain) loss          (263)    (170)     (196)       -         -        -      524        812         485
---------------------------- -------- -------- --------- -------- -------- --------- -------- ---------- -----------
Total net periodic benefit
  cost                        $  524   $  711    $  713   $2,310    $4,326   $2,250  $12,923    $12,509     $12,354
============================ ======== ======== ========= ======== ========= ======== ======== ========== ===========

Sensitivity of retiree welfare results:

Effect of a one percentage
point increase in assumed
health care cost trend

 - - on total service and
  interest cost components    $   52   $   44             $  348    $  444           $ 1,183    $   903

 - - on postretirement
benefit                          446      428              4,638     6,875            15,738     13,190
  obligation

Effect of a one percentage
  point decrease in assumed
  health care cost trend

 - - on total service and
interest cost components         (48)     (44)              (301)     (444)           (1,037)      (903)

 - - on postretirement
benefit obligation              (422)    (428)            (4,046)   (6,875)          (13,858)   (13,190)


Postretirement benefits include medical benefits for retirees and their spouses (and Medicare Part B reimbursement for certain retirees) and retiree life insurance.

The health care cost trend assumed on covered charges were 6.0%, 6.0%, and 6.5% for 1999, 1998 and 1997, respectively, decreasing to an ultimate trend of 5.0% in 2001 and beyond.

Cash payments for medical and life insurance benefits were $28,597,000, $1,452,000, and $1,823,000 in 1999, 1998 and 1997, respectively. The 1999 payments include normal benefit payments as well as settlements paid upon the Company's dismissal from bankruptcy.

Multiemployer Plan

Until December 1996, and before the commencement of the Chapter 11 cases for the Debtor Corporations, the Company made payments to the Combined Benefit Plan, which is a multiemployer health plan neither controlled nor administered by the Company. The Combined Benefit Plan is designed to pay benefits to UMWA workers (and dependents) who retired prior to 1976. Prior to February 1993, the amount paid by the Company was based on hours worked or tons processed (depending on the source of the coal) in accordance with the national contract with the UMWA. Beginning February 1993 the Company was required by the Coal Act to make monthly premium payments into the Combined Benefit Plan. These payments were based on the number of beneficiaries assigned to the Company, the Company's UMWA employees who retired prior to 1976 and the Company's pro-rata assigned share of UMWA retirees whose companies are no longer in business. The net present value of the Company's future cash payments is estimated to be $34,881,000. The Company expenses payments to the Combined Benefit Plan when they are made.

In January 1999, in accordance with the Master Agreement, the Company made payments totaling $19,408,000 to the Combined Benefit Plan. This payment included $15,715,000 for delinquent premiums, $2,178,000 for interest on those premiums and $1,515,000 for premiums due for the first three months of 1999, discounted at 6%. The Company prepaid the second and third quarter 1999 premiums at the beginning of each quarter and resumed monthly payments to the Combined Benefit Plan in October 1999. The premiums and interest paid in January 1999 were recognized as expense in 1998. As a result of the bankruptcy, no payments were made during 1998 or 1997.

10.   Retirement Plans

Defined Benefit Pension Plans

During 1997, the Company elected to terminate its over-funded non-contributory defined benefit pension plan. Pension income for 1997 included a gain on termination of approximately $1,512,000. Upon termination of the plan, the excess fund assets reverted to the Company. The reversion to the Company was approximately $13,040,000, net of excise taxes payable of $3,135,000. The Company received $12,540,000 of the funds and paid the excise taxes in February 1998. The remaining amount being held in escrow to pay final termination costs related to the plan was received in February 2000.

Simultaneously with the termination of this plan, the Company adopted a new plan that provides for essentially the same benefits as the prior plan for current employees. For the purpose of the benefit calculation under the new plan, credited service under the prior plan is combined with credited service under the new plan and a benefit amount is calculated. The amount of the accrued benefit under the prior plan, calculated as of the prior plan termination date, is subtracted to arrive at the benefit amount payable under the new plan.

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

Supplemental Executive Retirement Plan

Effective January 1, 1992, the Company adopted the Westmoreland Coal Company Supplemental Executive Retirement Plan ("SERP"). The SERP is an unfunded non-qualified deferred compensation plan which provides benefits to certain employees that are not eligible under the Company's defined benefit pension plan beyond the maximum limits imposed by the Employee Retirement Income Security Act ("ERISA") and the Internal Revenue Code.

The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the periods ending December 31, 1999 and 1998 and the amounts recognized in the Company's financial statements for both the defined benefit pension and SERP Plans:

                                                   Qualified Pension Benefits               SERP Benefits
  -------------------------------------------- ----------------- ----------------- ---------------- ----------------
  December 31,                                             1999              1998             1999             1998
  -------------------------------------------- ----------------- ----------------- ---------------- ----------------
                                                                          (in thousands)
  Assumptions:

  Discount rate                                           7.75%             6.75%            7.75%            6.75%
  Expected return on plan assets                          9.00%             9.00%            9.00%            9.00%
  Rate of compensation increase                           5.00%             5.00%            5.00%            5.00%

  Change in benefit obligation:

  Net benefit obligation at beginning of year           $ 1,418           $ 1,429          $ 1,393          $ 1,349
  Service cost                                              205               183               66               56
  Interest cost                                             105                89              100               86
  Actuarial gain                                           (333)             (271)            (125)             (98)
  Gross benefits paid                                       (17)              (12)            (134)               -
  -------------------------------------------- ----------------- ----------------- ---------------- ----------------
  Net benefit obligation at end of year                   1,378             1,418            1,300            1,393

  Change in plan assets:

  Fair value of plan assets at beginning of
    year                                                  5,487             5,225                -                -
  Actual return on plan assets                               (1)              273                -                -
  Employer Contributions                                      -                 -              134                -
  Gross benefits paid                                       (17)              (11)            (134)               -
  -------------------------------------------- ----------------- ----------------- ---------------- ----------------
  Fair value of plan assets at end of year                5,469             5,487                -                -

  Funded status at end of year                            4,090             4,069           (1,300)          (1,393)
  Unrecognized net actuarial gain                          (344)             (507)            (642)            (563)
  Unrecognized prior service cost                           180               222              461              577
  Unrecognized net transition asset                         (29)              (36)               -                -
  -------------------------------------------- ----------------- ----------------- ---------------- ----------------
  Net amount recognized at end of year                    3,897             3,748           (1,481)          (1,379)

  Amounts recognized in the accompanying balance sheet consist of:

        Prepaid benefit cost                              3,897             3,748                -                -
        Accrued benefit cost (included in
          other liabilities)                                  -                 -           (1,481)          (1,379)
  -------------------------------------------- ----------------- ----------------- ---------------- ----------------
        Net amount recognized at end of year            $ 3,897           $ 3,748          $(1,481)         $(1,379)
  ============================================ ================= ================= ================ ================

The components of net periodic pension cost (benefit) are as follows:

                                          Qualified Pension Benefits                      SERP Benefits
---------------------------------- ------------- ------------- ------------- ------------ ------------- -------------
Year ended December 31,                    1999          1998          1997         1999          1998          1997
---------------------------------- ------------- ------------- ------------- ------------ ------------- -------------
                                                                        (in thousands)
Assumptions:

Discount rate                             7.75%         6.75%         7.00%        7.75%         6.75%         7.00%
Expected return on plan assets            9.00%         9.00%         9.00%        9.00%         9.00%         9.00%
Rate of compensation increase             5.00%         5.00%         5.00%        5.00%         5.00%         5.00%

Components of net periodic
  benefit cost

Service cost                             $  204        $  183       $   185       $   66        $   56        $   59
Interest cost                               105            88         3,958           99            86            86
Expected return on assets                  (493)         (491)       (7,393)           -             -             -
Amortization of:
   Transition asset                          (6)           (6)         (284)           -             -             -
   Prior service cost                        42            42            42          116           116           116
   Actuarial gain                            (1)          (36)         (543)         (45)          (52)          (45)
---------------------------------- ------------- ------------- ------------- ------------ ------------- -------------
Total net periodic pension cost
   (benefit)                             $ (149)       $ (220)      $(4,035)      $  236        $  206        $  216
================================== ============= ============= ============= ============ ============= =============

1974 UMWA Pension Plan

The Company was required under the 1993 Wage Agreement to pay amounts based on hours worked or tons processed (depending on the source of the coal) in the form of contributions to the 1974 UMWA Pension Plan with respect to UMWA represented employees. The 1974 UMWA Pension Plan is neither controlled nor administered by the Company.

Under the Multiemployer Pension Plan Act ("MPPA"), a company contributing to a multiemployer plan is liable for its share of unfunded vested liabilities upon withdrawal from the plan. In connection with the cessation of mining operations, the Company recorded an estimate of the liability the Company would incur upon withdrawal from the 1974 UMWA Pension plan. The actuarial estimate of this obligation was estimated at $13,800,000 in 1996. The 1974 UMWA Pension Plan has not provided the Company with an updated actuarial estimate of the withdrawal liability calculated as of June 30, 1998, the date of the asset valuation the Company believes should be used to determine the actual withdrawal liability, in accordance with the provisions of MPPA. The Company believes the liability at June 30, 1998 would be substantially less than $13,800,000 and is contesting the withdrawal liability through arbitration. In accordance with MPAA, the Company must amortize this withdrawal liability, with interest, during the arbitration process by making payments of approximately $172,500 per month. These payments have been made and will be recoverable to the extent the final assessed amount is less than the amounts paid.

11. Consent JUDGMENT and other dismissal obligations

On January 4, 1999, pursuant to the consent judgments described in Note 1, the Company paid the Combined Benefit Fund and the 1992 Benefit Plan $17,230,000 and $16,518,000, respectively, plus interest of $5,258,000 for a total of $39,006,000. Included in the amount paid to the Combined Benefit Fund was a prepayment of approximately $1,515,000 for the first quarter of 1999. The Master Agreement also required certain other payments to general pre-petition creditors, the reimbursement of bankruptcy related costs incurred by the Funds and an annual installment to the 1974 UMWA Pension Plan. These amounts were $5,686,000 (including interest), $4,000,000, and $1,606,000 (including interest), respectively. The total amount paid on January 4, 1999, for all obligations was $50,288,000. Of this amount $26,306,000 was charged to expense in 1998. Other than the consent judgment obligations, all remaining dismissal related liabilities are classified at December 31, 1998, as accounts payable and accrued liabilities.

12.   Income Taxes (Benefit)

Income tax expense (benefit) attributable to income (loss) before income taxes consists of:

                                                1999        1998         1997
-------------------------------------- -------------- ----------- ------------
                                                      (in thousands)
Federal:
   Current                                     $   -     $ 3,687        $   -
   Deferred                                        -           -            -
-------------------------------------- -------------- ----------- ------------
                                                   -     $ 3,687            -
State:
   Current                                       (82)        100            -
   Deferred                                        -           -            -
-------------------------------------- -------------- ----------- ------------
Income tax expense (benefit)                   $ (82)    $ 3,787        $   -
====================================== ============== =========== ============

Income tax expense (benefit) attributable to income (loss) before income taxes differed from the amounts computed by applying the statutory Federal income tax rate of 34% to pretax income (loss) from continuing operations as a result of the following:

                                                             1999            1998            1997
---------------------------------------------------- ------------- --------------- ---------------
                                                                     (in thousands)

Computed tax expense (benefit) at statutory rate          $ 2,909         $  (939)        $ 9,573
Increase (decrease) in tax expense resulting from:
   Percentage depletion                                      (417)           (807)           (402)
   Change in valuation
     allowance for net deferred tax assets                 (2,951)          5,676          (8,657)
   Other                                                      377            (143)           (514)
==================================================== ============= =============== ===============
Income tax expense (benefit)                              $   (82)        $ 3,787         $     -
==================================================== ============= =============== ===============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                          1999             1998
------------------------------------------------ -------------- ----------------
Deferred tax assets:                                         (in thousands)
Net operating loss carryforwards                      $ 69,149         $ 38,750
Alternative minimum tax credit carryforwards             3,148            3,702
Investment tax credit carryforwards                          -            2,594
Capital loss carryforwards                                   -            1,933
DTA impairment                                           4,136            4,136
Independent power projects                               2,705           18,316
Deferred income                                            117              117
Accruals for the following:
   Workers' compensation                                 6,212            7,186
   Postretirement benefit obligation                    34,222           46,577
   Reclamation costs                                       897            1,070
   Other accruals                                          440            1,134
------------------------------------------------ -------------- ----------------
Total gross deferred assets                            121,026          125,515
Less valuation allowance                              (104,567)        (107,518)
------------------------------------------------ -------------- ----------------
Net deferred tax assets                               $ 16,459         $ 17,997
================================================ ============== ================

Deferred tax liabilities:

Plant and equipment, differences due to
  depreciation and amortization                       $(13,189)        $(12,807)
Prepaid pension cost                                    (1,325)          (1,274)
Excess of trust assets over pneumoconiosis
  benefit obligation                                    (1,787)          (3,703)
Advanced royalties, capitalized for
  financial purposes                                      (110)            (110)
Unamortized discount on long-term debt for
  financial purposes                                       (48)            (103)
------------------------------------------------ -------------- ----------------
Total gross deferred tax liabilities                   (16,459)         (17,997)
------------------------------------------------ -------------- ----------------
Net deferred tax liability                            $      -         $      -
================================================ ============== ================

The Company and subsidiaries have available net operating loss carryforwards to reduce future taxable income which expire as follows:

              -------------------- --------------
                Expiration Date     Regular Tax
              -------------------- --------------
                        (in thousands)
                     2007               $  7,937
                     2008                 13,014
                     2009                  4,879
                     2010                 52,081
                  after 2011             123,798
              -------------------- --------------
                     Total              $201,709
              ==================== ==============

The Company has alternative minimum tax credit carryforwards of $3,148,000 which are available indefinitely to offset future taxes payable.

13.   Capital Stock

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The twenty-one quarterly dividends which are in arrears amount to $9,314,000 in the aggregate ($44.63 per preferred share or $11.16 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are in arrears are made current.

On March 10, 1999, the Company offered to purchase up to 1,052,631 depositary shares, each representing one quarter of a share of its Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"). The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On April 7, 1999, the offer expired and 1,683,903 depositary shares were tendered in response to the offer. Because the number of shares tendered exceeded the maximum number of shares the Company had offered to purchase, a proration factor of approximately 62.5% was applied to all shares tendered. A total of 1,052,631 depositary shares were purchased for $20,000,000. The balance sheet effect of this transaction was to reduce cash and shareholders' equity by $20,000,000. Following completion of the tender offer, the depositary shares purchased in the offer were converted into shares of Series A Preferred Stock, the shares of Series A Preferred Stock were retired, and the capital of the Company was reduced by the par value of the shares of Series A Preferred Stock retired. The retirements reduced the number of shares of Series A Preferred Stock outstanding from 575,000 to 311,843. Accumulated but unpaid dividends were reduced from $21,994,000 to $11,928,000, and the ongoing quarterly preferred dividend requirement was reduced from $1,222,000 to $663,000.

On September 16, 1999, the Company made a second offer to purchase up to an additional 631,000 depositary shares at $19 per depositary share. The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On October 26, 1999, the offer expired and 412,536 depositary shares were tendered in response to the offer. The balance sheet effect of the transaction was to reduce cash and shareholders' equity by $7,838,000. Following completion of the tender offer, the depositary shares purchased in the offer were converted to shares of Series A Preferred Stock, the shares of Series A Preferred Stock were retired, and the capital of the Company was reduced by the par value of the shares of Series A Preferred Stock retired. The retirements reduced the number of shares of Series A Preferred Stock outstanding from 311,843 to 208,708. Accumulated but unpaid dividends were reduced from $13,253,000 to $8,870,000 and the ongoing quarterly dividend requirement was reduced from $663,000 to $444,000.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock ($208,708). The Company had shareholders' equity at December 31, 1999, of $3,057,000.

14.   Incentive Stock Option and Stock Appreciation Rights Plans

As of December 31, 1999, the Company had options and restricted stock outstanding from three Incentive Stock Option ("ISOs") and Stock Appreciation Rights ("SARs") Plans for employees and two Incentive Stock Option Plans for directors.

The 1982 and 1985 employee Plans provide for the granting of ISOs and SARs and the 1995 employee Plan provides for the granting of ISOs and restricted stock. The 1985 and 1995 Plans also provide for the grant of non-qualified options, if so designated, and contains the terms specified for non-qualified options. A SAR gives the holder the right to receive, without payment to the Company, its "value" in cash. The "value" of an SAR for this purpose would be the excess, if any, of the fair market value of one share of common stock of the Company on the date the right is exercised over the exercise price of the SAR. Restricted stock is an award payable in shares of common stock subject to forfeiture under certain conditions. ISOs granted under the 1982, 1985 and 1995 Plans may not have an option price that is less than the fair market value of the stock on the date of grant. ISOs and SARs under the 1982 and 1985 Plans may not be exercised until two years from the date of grant as to 50% of the total number granted and as to the remaining 50% not until three years from the date of grant; the right to exercise ISOs and SARs terminates after eight years from the date of grant. The maximum number of shares of the Company's common stock and SARs that could be issued or granted under the Plans is as follows:

                                1982 Plan        1985 Plan       1995 Plan
---------------------------- ---------------- --------------- ----------------
Shares of common stock           200,000          400,000         350,000
Stock appreciation rights        470,000          940,000           N/A
---------------------------- ---------------- --------------- ----------------

The 1982 Plan expired on January 4, 1992, and the 1985 Plan expired on January 7, 1995. Therefore, no further ISOs or SARs may now be granted from either of those plans.

In January 1999, 40,000 shares of restricted stock and options to purchase 65,000 shares were granted to a group of employees, including one officer. The options were granted at an exercise price of $4.00 per share and are exercisable upon grant.

The 1991 Non-Qualified Stock Option Plan for Non-Employee Directors provides for the granting on September 1 of each year of options to purchase 1,500 shares of the Company's common stock. The maximum number of shares of the Company's common stock that may be issued pursuant to options granted under the plan is 200,000 shares and the options expire ten years after the date of grant. Options granted pursuant to this plan vest after the completion of one year of board service following the date of grant. Grants under this plan were suspended in 1996 and at December 31, 1997 and 1998, there were options outstanding exercisable for shares of common stock at a weighted average exercise price per share of $8.76. In December, 1999, 25,500 shares of stock options were granted to non-employee directors at an exercise price of $3.00 per share. At December 31, 1999, there were options outstanding exercisable for 43,500 shares of common stock at a weighted average exercise price per share of $5.38.

In 1996, the shareholders approved a stock option plan for directors. The plan provides for the grant of non-qualified stock options to directors on an annual basis beginning on the date of the 1996 Annual Meeting with options for 20,000 shares to be granted to each director on that date or after a director is first elected or appointed, and options for 10,000 shares to be granted to each director after each annual meeting thereafter. The maximum number of shares of the Company's common stock that may be issued or granted under the plan is 350,000 and the options expire not later than ten years after the date of grant. Options granted pursuant to this plan vest 25% per year over a four-year period. Options granted during a director's period of active service continue to vest pursuant to this schedule if a director leaves the board due to reaching retirement age. In the event of a change of control of the Company, any option that was not previously exercisable and vested will become fully exercisable and vested. In December, 1999, options to purchase 350,000 shares of stock options were granted to directors at an exercise price of $3.00 per share and all of those options granted were outstanding at December 31, 1999.

Information for 1999, 1998 and 1997 with respect to both the employee and director Plans is as follows:

                                                                                                           Weighted
                                                                          Stock                Stock        Average
                                               Issue Price    Restricted  Option        Appreciation       Exercise
                                                     Range         Stock    Shares            Rights          Price
------------------------------------------ ---------------- ------------- ----------- --------------- --------------
Outstanding at December 31, 1996               $2.63-20.00        5,000      507,557          2,766         $ 6.95
Expired or forfeited in 1997                    2.63-14.50            -     (140,471)        (2,766)          6.10
------------------------------------------ ---------------- ------------- ----------- --------------- --------------
Outstanding at December 31, 1997                2.63-20.00        5,000      367,086              -           7.28
Expired or forfeited in 1998                         18.50            -      (17,586)             -          18.50
------------------------------------------ ---------------- ------------- ----------- --------------- --------------
Outstanding at December 31, 1998                2.63-20.00        5,000      349,500              -           6.72
Granted in 1999                                  3.00-4.00       40,000      467,500              -           3.11
Exercised in 1999                                2.63-4.00      (45,000)     (25,000)             -           3.41
------------------------------------------ ---------------- ------------- ----------- --------------- --------------
Outstanding at December 31, 1999                2.63-20.00            -      792,000              -           4.76
========================================== ================ ============= =========== =============== ==============

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the FASB Statement 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                           1999                  1998               1997
---------------------------- ------------------- --------------------- ------------------
                                        (in thousands, except per share data)
Net Income (loss):
    As reported                         $ 5,645             $(11,436)           $ 23,268
    Pro forma                           $ 5,227             $(11,600)           $ 23,104

Basic and diluted income
  (loss) per share:
    As reported                         $   .80             $  (1.64)           $   3.34
    Pro forma                           $   .74             $  (1.67)           $   3.32
---------------------------- ------------------- --------------------- ------------------

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted in 1999. There were no options granted in 1997 or 1998.

   Options Granted in 1999        Dividend Yield      Volatility     Risk-Free Rate     Expected Life
------------------------------- ------------------ --------------- ------------------ -----------------
          1991 Plan                    None              175%         5.99 - 6.11%          10 years
          1995 Plan                    None              174%             4.76%              8 years
          1996 Plan                    None              175%             6.11%             10 years

15.  Business Segment Information

The Company's operations have been classified into three segments: coal, independent power operations and terminal operations. The coal segment includes the production and sale of coal from the Powder River Basin in eastern Montana. It also includes coal mining operations in the eastern United States which were idled in the third quarter of 1995. The independent power operations includes the ownership of interests in cogeneration and other non-regulated independent power plants. The terminal operation segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility.
Summarized financial information by segment for 1999, 1998 and 1997 is as follows:

Year ended December 31, 1999
                                              Coal      Independent      Terminal
                                                              Power    Operations       Corporate           Total
                                    --------------- ---------------- ------------- --------------- ---------------
                                                                     (in thousands)
Revenues:
Coal revenue                               $38,539          $     -       $     -        $      -         $38,539
Equity in earnings (losses)                      -           34,492        (1,464)              -          33,028
                                    --------------- ---------------- ------------- --------------- ---------------
                                            38,539           34,492        (1,464)              -          71,567

Costs and expenses:
Cost of sales - coal                        33,637                -             -               -          33,637
Depreciation, depletion, and
  amortization                               1,425               29             -             117           1,571
Selling and administrative
  expense                                      770            1,020           732           7,138           9,660
Heritage costs                                   -                -             -          18,737          18,737
Pension benefit                                  -                -             -            (149)           (149)
Doubtful account recoveries                      -                -             -            (174)           (174)
                                    --------------- ---------------- ------------- --------------- ---------------
Operating income (loss)                    $ 2,707          $33,443       $(2,196)       $(25,669)        $ 8,285
                                    =============== ================ ============= =============== ===============
Capital expenditures                       $ 1,999          $    29       $     -        $     41         $ 2,069
                                    =============== ================ ============= =============== ===============
Property, plant and equipment (net)        $36,343          $    81       $     8        $    126         $36,558
                                    =============== ================ ============= =============== ===============

Information for the Company's reportable segments relates to 1999 consolidated totals as follows:

Income before income taxes:                       In Thousands
                                              -----------------
Operating income                                      $  8,285
Gains on sales of assets                                   433
Interest expense                                        (1,135)
Interest income                                          2,052
Minority interest                                         (854)
Other income (expense)                                    (226)
                                              -----------------
Income before income taxes                            $  8,555
                                              =================

Year ended December 31, 1998
                                              Coal      Independent      Terminal
                                                              Power    Operations       Corporate           Total
                                    --------------- ---------------- ------------- --------------- ---------------
                                                                     (In Thousands)
Revenues:
Coal revenue                              $ 44,010         $      -       $     -        $      -        $ 44,010
Equity in earnings (losses)                      -           64,465            94               -          64,559
                                    --------------- ---------------- ------------- --------------- ---------------
                                            44,010           64,465            94               -         108,569

Costs and expenses:
Cost of sales - coal                        37,472                -             -               -          37,472
Depreciation, depletion, and
  amortization                               1,472               39           648             130           2,289
Selling and administrative
  expense                                    1,297            1,162           753           3,828           7,040
Heritage costs                                   -                -             -          31,449          31,449
Pension expense                                  -                -             -             111             111
Unusual charges                                  -                -             -           2,000           2,000
Doubtful account recoveries                      -                -             -          (1,028)         (1,028)
DTA impairment charge                            -                -             -          12,164          12,164
                                    --------------- ---------------- ------------- --------------- ---------------
Operating income (loss)                   $  3,769         $ 63,264       $(1,307)       $(48,654)       $ 17,072
                                    =============== ================ ============= =============== ===============
Capital expenditures                      $  2,935         $      8       $     -        $      2        $  2,945
                                    =============== ================ ============= =============== ===============
Property, plant and equipment (net)       $ 35,768         $     88       $     8        $  1,086        $ 36,950
                                    =============== ================ ============= =============== ===============

Information for the Company's reportable segments relates to 1998 consolidated totals as follows:

Income before income taxes:                       In Thousands
                                              -----------------
Operating income                                      $ 17,072
Gains on sales of assets                                   475
Interest expense                                          (190)
Minority interest                                         (775)
Other income (expense)                                   1,999
Reorganization items                                   (11,466)
                                              -----------------
Income before income taxes                            $  7,115
                                              =================

Year ended December 31, 1997

                                               Coal      Independent        Terminal
                                                               Power      Operations       Corporate           Total
                                    ---------------- ---------------- --------------- --------------- ---------------
                                                                     (In Thousands)
Revenues:
Coal revenue                               $ 47,182         $      -         $     -        $      -        $ 47,182
Equity in earnings (losses)                       -           17,770             880               -          18,650
                                    ---------------- ---------------- --------------- --------------- ---------------
                                             47,182           17,770             880               -          65,832

Costs and expenses:
Cost of sales - coal                         42,063                -               -               -          42,063
Depreciation, depletion, and
  amortization                                1,499               96               -             120           1,715
Selling and administrative
  expense                                       198              783             562           4,389           5,932
Heritage costs                                    -                -               -          16,673          16,673
Pension benefit                                   -                -               -          (5,547)         (5,547)
Unusual credits                                   -                -               -         (27,214)        (27,214)
Doubtful account recoveries                       -                -               -          (1,410)         (1,410)
                                    ---------------- ---------------- --------------- --------------- ---------------
Operating income                           $  3,422         $ 16,891         $   318        $ 12,989        $ 33,620
                                    ================ ================ =============== =============== ===============
Capital expenditures                       $    151         $      8         $     -        $     15        $    174
                                    ================ ================ =============== =============== ===============
Property, plant and equipment (net)        $ 34,307         $    125         $     8        $  1,247        $ 35,687
                                    ================ ================ =============== =============== ===============

Information for the Company's reportable segments relates to 1997 consolidated totals as follows:


Income before income taxes:                       In Thousands
                                              -----------------
Operating income                                      $ 33,620
Gains on sales of assets                                   969
Interest expense                                          (320)
Minority interest                                       (1,092)
Other income (expense)                                     713
Reorganization items                                      (932)
                                              -----------------
Income before income taxes                            $ 32,958
                                              =================

16.   Commitments and Contingencies

Protection of the Environment

The Company believes its mining operations are in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company maintains compliance primarily through maintenance and monitoring activities. WRI has an agreement with its mining contractor, Morrison Knudsen Company, Inc. (which owns 20% of the stock of WRI), which determined the Company's maximum liability for reclamation costs associated with final mine closure. It calls for the Company to pay approximately $1,700,000 over a 15-year period which began in December 1990. All remaining liability is that of Morrison Knudsen or customers, who are obligated to pay final reclamation costs under provisions of their respective coal sales contracts. In addition, per ton reclamation fees imposed by the Federal Surface Mining Control and Reclamation Act of 1977 (the "Surface Mining Act") amounted to approximately $1,913,000, $2,241,000, and $2,455,000 in 1999,
1998 and 1997, respectively. The Company estimates the total cost for the reclamation of its remaining Virginia Division properties is approximately $1,811,000, all of which has been accrued as of December 31, 1999. No assurance can be given that the amount accrued accurately reflects the actual cost of reclamation activities that may be required. Costs incurred to perform reclamation in 1999, 1998, and 1997 amounted to $144,000, $153,000, and
$257,000, respectively.

In the event final reclamation is not performed in accordance with state and federal regulations, the Company has $10,600,000 and $4,067,000 of reclamation bonds in place in Montana and Virginia, respectively, to assure compliance with all applicable regulations.

Adventure Resources, Inc.

The Company has both secured and unsecured claims against Adventure Resources, Inc. ("Adventure") in the United States Bankruptcy Court for the Southern District of West Virginia. The secured claims approximate $3,602,000 and are collateralized by first and subordinated liens on certain assets of Adventure. Cash payments of $174,000 were received during 1999 and the Company is seeking to recover the remaining amounts. As of December 31, 1999, all remaining claims against Adventure have been fully reserved due to the uncertainty of collection.

Lease Obligations

WRI has an agreement to lease coal reserves from the Crow Tribe of Indians which is in effect until exhaustion of the underlying reserves. This lease requires annual rentals, recoupable minimum royalty and production royalty payments. The royalty rate varies from 6% of the F.O.B. mine price to a 12.5% rate net of all production-based taxes.

Royalties and rentals charged to expense under all lease agreements, including those in effect for WRI, amounted to $3,115,000, $3,591,000, and $3,742,000 in 1999, 1998 and 1997, respectively.

The Company has operating lease commitments expiring at various dates, primarily for real property and equipment. Minimum rental obligations existing under these leases at December 31, 1999 are as follows:

                 ---------------------------------------
                             (in thousands)
                 2000                            $  295
                 2001                               305
                 2002                               195
                 2003                               191
                 ----------------------- ---------------

Long-Term Sales Commitments

The following table presents total sales tonnage the Company expects to ship under existing long-term contracts for the next five years from the Company's mining operations (all from WRI):



          -------------------------------------------------------------
                         Projected Sales Tonnage Under
                      Existing Long-Term Contracts (000s)
          -------------------------------------------------------------
                       2000                            4,650
                       2001                            4,650
                       2002                            4,650
                       2003                              950
                       2004                              950
          -------------------------------- ----------------------------

On July 1, 1999, WRI restructured the terms of its coal sales agreement with Northern States Power. The new agreement increases tonnage delivered and eliminates the former option agreement. The new agreement expires on December 31, 2002. Prior to the new agreement, WRI had entered into an option agreement whereby it had agreed to sell up to an additional 200,000,000 tons of coal to Northern States Power. As compensation for granting the option, WRI received 1 1/4 cents, payable quarterly (with applicable price adjustments) for each optioned ton. The option was never exercised. WRI recorded income totaling $1,593,000, $3,171,000, and $3,128,000 during 1999, 1998 and 1997, respectively, relative to the option agreement.

17.   Transactions with Affiliated Companies

Westmoreland Resources, Inc., a 80% owned subsidiary, has a coal mining contract with Morrison Knudsen Company, Inc., one of its stockholders. Mining costs incurred under the contract were $19,445,000, $22,654,000, and $24,295,000 in
1999, 1998 and 1997, respectively.

18.   Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 1999 and 1998 are as follows:

                                                                        Three Months Ended
                                                       March 31           June 30         Sept. 30          Dec. 31
---------------------------------------------- ----------------- ----------------- ---------------- ----------------
                                                               (in thousands except per share data)
1999
Revenues                                               $ 30,829          $ 12,394         $ 14,292         $ 14,052
Costs and expenses                                      (17,866)          (16,894)         (18,240)         (10,282)
---------------------------------------------- ----------------- ----------------- ---------------- ----------------
Operating income (loss)                                  12,963            (4,500)          (3,948)           3,770
Gain (loss) on sale of assets                                19                50              364                -
Income from continuing operations
  before income taxes                                    12,555            (4,208)          (3,234)           3,442
Income tax (expense) benefit                                (45)                -               99               28
Net income (loss)                                        12,510            (4,208)          (3,135)           3,470
Less preferred stock dividend requirements               (1,222)             (663)            (663)            (444)
---------------------------------------------- ----------------- ----------------- ---------------- ----------------
Income (loss) applicable to common
   shareholders                                        $ 11,288          $ (4,871)        $ (3,798)        $  3,026
============================================== ================= ================= ================ ================
Income (loss) per share applicable to
   common shareholders                                 $   1.62          $   (.69)        $   (.54)        $    .43
============================================== ================= ================= ================ ================
Number of common and common
   equivalent shares outstanding
   (weighted average)                                     6,980             7,020            7,033            7,040
============================================== ================= ================= ================ ================

                                                                        Three Months Ended
                                                       March 31           June 30         Sept. 30          Dec. 31
---------------------------------------------- ----------------- ----------------- ---------------- ----------------
                                                               (in thousands except per share data)
1998
Revenues                                               $ 16,962          $ 61,845         $ 15,485         $ 14,277
Costs and expenses                                      (16,198)          (15,342)         (15,226)         (44,731)
---------------------------------------------- ----------------- ----------------- ---------------- ----------------
Operating income (loss)                                     764            46,503              259          (30,454)
Gain (loss) on sale of assets                               136                51              204               84
Income from continuing operations
   before reorganization items and income taxes           2,084            46,221              715          (30,439)
Reorganization items:
   Legal and consulting fees                               (659)             (776)          (1,321)          (7,116)
   Interest expense                                           -                 -                -           (5,188)
   Interest income                                          637               691            1,102            1,164
Income from continuing operations before income taxes     2,062            46,136              496          (41,579)
Income tax expense                                            -                 -             (197)          (3,590)
Cumulative effect of change in
  accounting principle                                        -            (9,876)               -                -
Net income (loss)                                         2,062            36,260              299          (45,169)
Less preferred stock dividend
   requirements                                          (1,222)           (1,222)          (1,222)          (1,222)
---------------------------------------------- ----------------- ----------------- ---------------- ----------------
Income (loss) applicable to common
   shareholders                                        $    840          $ 35,038         $   (923)        $(46,391)
============================================== ================= ================= ================ ================
Income (loss) per share applicable to
  common shareholders:
 Continuing operations                                 $    .12          $   6.45         $   (.13)        $  (6.66)
 Cumulative effect of change in
  accounting principle                                        -             (1.42)               -                -
---------------------------------------------- ----------------- ----------------- ---------------- ----------------
                                                       $    .12          $   5.03         $   (.13)        $  (6.66)
============================================== ================= ================= ================ ================
Number of common and common
   equivalent shares outstanding
   (weighted average)                                     6,965             6,965            6,965            6,965
============================================== ================= ================= ================ ================

Independent Auditor's Report

The Board of Directors and Shareholders
Westmoreland Coal Company:

We have audited the accompanying consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westmoreland Coal Company and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in 1998.



                                                 KPMG LLP

Denver, Colorado
March 3, 2000

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

                                     PART IV
--------------------------------------------------------------------------------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

a) 1. The financial statements filed herewith are the Consolidated Balance Sheets of the Company and subsidiaries as of December 31, 1999 and December 31, 1998, and the related Consolidated Statements of Operations, Shareholders' Equity (Deficit) and Cash Flows for each of the years in the three-year period ended December 31, 1999 together with the Summary of Significant Accounting Policies and Notes, which are contained on pages 26 through 61 inclusive.

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

          (b) Bylaws, as amended on June 18, 1999, and filed as Exhibit (3)(b) to Westmoreland's Report on Form 8-K filed June 21, 1999, which exhibit is incorporated herein by reference.

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

          (b) Form of Indenture between Westmoreland and Fidelity Bank, National Association, as Trustee relating to the Exchange Debentures. Reference is hereby made to Exhibit 4.1 to Form S-2 Registration No. 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

          (c)  Form of Exchange  Debenture.  Reference is hereby made to Exhibit
               4.2 to Form S-2 Registration No. 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

          (d) Form of Deposit Agreement among Westmoreland, First Chicago Trust Company of New York, as Depository and the holders from time to time of the Depository Receipts. Reference is hereby made to
               Exhibit 4.3 to Form S-2 Registration No. 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

          (e) Form of Certificate of Designation for the Series A Convertible Exchangeable Preferred Stock. Reference is hereby made to Exhibit
               4.4 to Form S-2 Registration No. 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

          (f) Specimen certificate representing the common stock of Westmoreland, filed as Exhibit 4(c) to Westmoreland's Registration Statement on Form S-2, Registration No. 33-1950, filed December 4, 1985, is hereby incorporated by reference.

          (g) Specimen certificate representing the Preferred Stock. Reference is hereby made to Exhibit 4.6 to Form S-2 Registration No. 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

          (h)  Form of Depository  Receipt.  Reference is hereby made to Exhibit
               4.7 to Form S-2 Registration No. 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

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

          (e) Westmoreland Coal Company 1991 Non-Qualified Stock Option Plan for Non-Employee Directors Reference is hereby made to Exhibit 10(i) to Westmoreland's Annual Report on Form 10-K for 1990 (SEC File #0-752), which Exhibit 10(i) is incorporated herein by reference thereto.

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

          (k) On December 10, 1999, the Board of Directors adopted the 1996 Directors' Stock Incentive Plan, which was approved by shareholders on June 12, 1996. A description of this Plan is set forth in Westmoreland's definitive proxy statement dated April 26, 1996, which description is incorporated herein by reference thereto.

     (21) Subsidiaries of the Registrant

     (23) Consent of Independent Certified Public Accountants

     (27) Financial Data Schedule

b)  Reports on Form 8-K.

     (1) On October 27, 1999, the Company filed a report on Form 8-K announcing the results of its tender offer to purchase up to 631,000 shares of its depositary shares.

     (2) On November 15, 1999, the Company filed a report on Form 8-K announcing third quarter 1999 financial results.

     (3) On March 3, 2000, the Company filed a report on Form 8-K announcing that the Virginia Supreme Court had reversed the prior ROVA ruling and remanded the case to trial court for further proceedings.

     (4) On March 17, 2000, the Company filed a report on Form 8-K announcing results of operations for the year ended December 31, 1999.

     (5) On March 22, 2000, the Company filed a report on Form 8-K announcing a correction to the calculation of earnings per share in the press release attached to the Form 8-K filed on March 17, 2000.

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTMORELAND COAL COMPANY

Date:    March 23, 2000                   By: /s/ Robert J. Jaeger
                                              -------------------------
                                                  Robert J. Jaeger
                                                  Senior Vice President of
                                                  Finance and Treasurer
                                                  (Principal Financial Officer)

Date:    March 23, 2000                   By: /s/ Larry W. Mikkola
                                              -------------------------
                                                  Larry W. Mikkola
                                                  Controller
                                                  (Principal Accounting Officer)


          Signature                       Title                   Date
------------------------------ ---------------------------- -----------------

Principal Executive Officer:
                                   Chairman of the Board,
                                       President, and
/s/ Christopher K. Seglem         Chief Executive Officer    March 23, 2000
------------------------------ ---------------------------- -----------------
    Christopher K. Seglem

Directors:

/s/ Pemberton Hutchinson                 Director            March 23, 2000
------------------------------ ---------------------------- -----------------
    Pemberton Hutchinson

/s/ William R. Klaus                     Director            March 23, 2000
------------------------------ ---------------------------- -----------------
    William R. Klaus

/s/ Robert E. Killen                     Director            March 23, 2000
------------------------------ ---------------------------- -----------------
    Robert E. Killen

/s/ Edwin E. Tuttle                      Director            March 23, 2000
------------------------------ ---------------------------- -----------------
    Edwin E. Tuttle

/s/ Thomas W. Ostrander                  Director            March 23, 2000
------------------------------ ---------------------------- -----------------
    Thomas W. Ostrander

/s/ James W. Sight                       Director            March 23, 2000
------------------------------ ---------------------------- -----------------
    James W. Sight

                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

The Board of Directors and Shareholders
Westmoreland Coal Company:



Under date of March 3, 2000, we reported on the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999, Annual Report on Form 10-K of Westmoreland Coal Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                    KPMG LLP


Denver, Colorado
March 3, 2000

                                                                     Schedule II

                                    WESTMORELAND COAL COMPANY AND SUBSIDIARIES

                                                Valuation Accounts
                                   Years ended December 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------------------------------------------
                                                 Balance at      Deductions
                                               beginning of     credited to            Other        Balance at
                                                       year        earnings        Additions  (B)  end of year
-------------------------------------------- --------------- --------------- -------------------- ------------------
Year ended December 31, 1999:

     Allowance for doubtful accounts                $ 3,776           (174)                -           $ 3,602   (A)
============================================ =============== =============== ==================== ==================

Year ended December 31, 1998:

     Allowance for doubtful accounts                $ 4,804         (1,028)                -           $ 3,776   (A)
============================================ =============== =============== ==================== ==================

Year ended December 31, 1997:

     Allowance for doubtful accounts                $ 5,864         (1,410)              350           $ 4,804   (A)
============================================ =============== =============== ==================== ==================

Amounts above include current and non-current valuation accounts.

(A) Includes reserves of $3,602,000, $3,776,000 and $4,804,000 as of December 31, 1999, 1998 and 1997 respectively, reported as a reduction of Other Assets in the Company's Consolidated Balance Sheets.

(B)  Additions represent a provision for accrued interest.

EXHIBIT 21
Subsidiaries of the Registrant for the year ended December 31, 1999:


 Subsidiary Name                                   State of Incorporation
 --------------------------------------------- -------------------------------
 Kentucky Criterion Coal Company                          Delaware
 Pine Branch Mining Co.                                   Delaware
 WEI - Fort Lupton, Inc.                                  Delaware
 WEI - Rensselaer, Inc.                                   Delaware
 WEI - Roanoke Valley, Inc.                               Delaware
 Westmoreland Coal Sales Company                          Delaware
 Westmoreland Energy, Inc.                                Delaware
 Westmoreland Resources, Inc.                             Delaware
 Westmoreland Terminal Company                            Delaware
 Westmoreland - Altavista, Inc.                           Delaware
 Westmoreland - Corona, Inc.                              Delaware
 Westmoreland - Fort Drum, Inc.                           Delaware
 Westmoreland - Franklin, Inc.                            Delaware
 Westmoreland - Hopewell, Inc.                            Delaware
 Westmoreland Technical Services, Inc.                    Delaware
 Cleancoal Terminal Co.                                   Delaware
 Criterion Coal Co.                                       Delaware
 Deane Processing Co.                                     Delaware
 Eastern Coal and Coke Co.                              Pennsylvania
 --------------------------------------------- -------------------------------

                                                                     EXHIBIT 23

Consent of Independent Certified Public Accountants


The Board of Directors
Westmoreland Coal Company:


We consent to incorporation by reference in the registration statements (No. 2-90847 and No. 33-33620) on Form S-8 of Westmoreland Coal Company of our reports dated March 3, 2000, relating to the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999, and the related schedule, which reports appear in the December 31, 1999, annual report on Form 10-K of Westmoreland Coal Company.

Our report on the financial statements refers to a change in the method of accounting for start-up costs in 1998.


                                             KPMG LLP


Denver, Colorado
March 3, 2000