Form 10-Q
period 2000-03-31
WESTMORELAND COAL CO
filed 2000-05-15
CIK 106455

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

         Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2000: 7,069,663

<PAGE 2>
                         PART I - FINANCIAL INFORMATION

                                     Item 1
                              Financial Statements

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
-------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
                                                                      March 31, 2000        December 31, 1999
------------------------------------------------------------ ------------------------ -----------------------
                                                                               (in thousands)
Assets
Current assets:
   Cash and cash equivalents                                               $  17,670               $  20,122
   Receivables:
       Trade                                                                   3,168                   2,156
       Excess of trust assets over pneumoconiosis benefit
         obligation                                                                -                   6,397
       Terminated pension plan, net                                                -                     500
       Other                                                                     385                     621
------------------------------------------------------------ ------------------------ -----------------------
                                                                               3,553                   9,674
   Other current assets                                                        1,257                   1,180
------------------------------------------------------------ ------------------------ -----------------------
       Total current assets                                                   22,480                  30,976
------------------------------------------------------------ ------------------------ -----------------------
Property, plant and equipment:
       Land and mineral rights                                                10,641                  10,572
       Plant and equipment                                                    65,822                  66,231
------------------------------------------------------------ ------------------------ -----------------------
                                                                              76,463                  76,803
       Less accumulated depreciation and depletion                            40,672                  40,245
------------------------------------------------------------ ------------------------ -----------------------
                                                                              35,791                  36,558

Investment in independent power projects                                      45,824                  45,225
Investment in Dominion Terminal Associates (DTA)                               4,604                   4,672
Workers' compensation bond                                                     3,720                   4,748
Prepaid pension cost                                                           3,934                   3,897
Excess of trust assets over pneumoconiosis benefit
  obligation                                                                   5,502                   5,255
Security deposits                                                             15,368                  10,148
Other assets                                                                     833                     818
------------------------------------------------------------ ------------------------ -----------------------
       Total Assets                                                        $ 138,056               $ 142,297
============================================================ ======================== =======================
                                                                                                  (Continued)
See accompanying Notes to Consolidated Financial Statements.

<PAGE 3>

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
-------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
                                                                      March 31, 2000        December 31, 1999
------------------------------------------------------------ ------------------------ -----------------------
                                                                               (in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
   Current installments of long-term debt                                  $       -               $     220
   Accounts payable and accrued expenses                                       6,231                   5,942
   Workers compensation                                                        3,200                   3,200
   Postretirement medical costs                                               10,130                  10,130
   UMWA 1974 Pension Plan obligation                                           1,212                   1,128
   Other accrued expenses                                                      1,269                     970
   Reorganization expenses                                                        73                     400
   Reclamation costs                                                             100                     100
------------------------------------------------------------ ------------------------ -----------------------
   Total current liabilities                                                  22,215                  22,090
------------------------------------------------------------ ------------------------ -----------------------
Long-term debt, less current installments                                          -                   1,343
Accrual for workers compensation                                              14,270                  15,072
Accrual for postretirement medical costs                                      79,105                  78,643
1974 UMWA Pension Plan obligations                                            10,385                  10,751
Accrual for reclamation costs, less current portion                            2,448                   2,537
Other liabilities                                                              1,974                   1,930

Minority interest                                                              7,093                   6,874

Commitments and contingent liabilities

Shareholders' equity
   Preferred stock of $1.00 par value
     Authorized 5,000,000 shares;
     Issued 208,708 shares at March 31, 2000                                     209                     209
   Common stock of $2.50 par value
     Authorized 20,000,000 shares;
     Issued 7,067,663 shares at March 31, 2000                                17,669                  17,669
   Other paid-in capital                                                      67,315                  67,315
   Accumulated deficit                                                       (84,627)                (82,136)
------------------------------------------------------------ ------------------------ -----------------------
   Total shareholders' equity                                                    566                   3,057
------------------------------------------------------------ ------------------------ -----------------------
   Total Liabilities and Shareholders' Equity                              $ 138,056               $ 142,297
============================================================ ======================== =======================

See accompanying Notes to Consolidated Financial Statements.

<PAGE 4>

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Income
-------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)
Three Months Ended March 31,                                                               2000                    1999
---------------------------------------------------------------------- ------------------------- ------------------------
                                                                                    (in thousands except per share data)
Revenues:
   Coal                                                                             $     9,093              $    8,559
   Independent power - equity in earnings                                                 4,002                  22,591
   DTA - equity in earnings (share of losses)                                              (430)                   (321)
---------------------------------------------------------------------- ------------------------- ------------------------
                                                                                         12,665                  30,829
---------------------------------------------------------------------- ------------------------- ------------------------
Costs and expenses:
   Cost of sales - coal                                                                   7,537                   7,293
   Depreciation, depletion and amortization                                                 425                     366
   Selling and administrative                                                             1,601                   4,675
   Heritage costs                                                                         5,376                   5,595
   Pension benefit                                                                         (401)                    (55)
   Doubtful account recoveries                                                                -                      (8)
---------------------------------------------------------------------- ------------------------- ------------------------
                                                                                         14,538                  17,866

Operating income (loss)                                                                  (1,873)                 12,963

Other income (expense):
   Gains on sales of assets                                                                   -                      19
   Interest expense                                                                        (267)                   (301)
   Interest income                                                                          547                     524
   Minority interest                                                                       (219)                   (226)
   Other expenses                                                                          (679)                   (424)
---------------------------------------------------------------------- ------------------------- ------------------------
Income (loss) before income taxes                                                        (2,491)                 12,555
   Income taxes                                                                               -                     (45)
---------------------------------------------------------------------- ------------------------- ------------------------
Net income (loss)                                                                        (2,491)                 12,510

Less preferred stock dividend requirements                                                 (444)                 (1,222)
---------------------------------------------------------------------- ------------------------- ------------------------
Net income (loss) applicable to common shareholders                                 $    (2,935)             $   11,288
====================================================================== ========================= ========================
Net income (loss) per share applicable to common shareholders                       $      (.42)             $     1.62

Weighted average number of common shares outstanding                                      7,068                   6,980
====================================================================== ========================= ========================

See accompanying Notes to Consolidated Financial Statements.

<PAGE 5>

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
Three Months Ended March 31,                                                                       2000                1999
----------------------------------------------------------------------------------- -------------------- -------------------
                                                                                                        (in thousands)
 Cash flows provided by operating activities:
 Net income (loss)                                                                          $    (2,491)         $   12,510
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
       Equity earnings from independent power projects                                           (4,002)            (22,591)
       Cash received from independent power projects                                              3,403              39,512
       Equity in losses from DTA                                                                    430                 321
       Cash generated by DTA                                                                         48                 383
       Cash contributions to DTA                                                                   (410)               (436)
       Depreciation, depletion and amortization                                                     425                 366
       Stock compensation expense                                                                     -                 271
       Gain on disposition of assets                                                                  -                 (19)
       Minority interest                                                                            219                 226
       Other                                                                                        (92)               (268)

 Changes in assets and liabilities:
       Accounts receivable, net of allowance for doubtful accounts                                6,121               3,193
       Workers' compensation bond                                                                 1,028                 (47)
       Prepaid pension asset                                                                        (37)                (55)
       Excess of trust assets over pneumoconiosis benefit obligation                               (247)                980
       Accounts payable and accrued expenses                                                        588              (3,547)
       Income tax payable                                                                             -              (2,110)
       Accrual for workers compensation                                                            (802)               (512)
       Accrual for postretirement medical costs                                                     462               3,031
       Consent judgment payment obligation                                                            -             (39,006)
       1974 UMWA Pension Plan obligations                                                          (282)             (1,050)
       Other liabilities                                                                            (45)               (561)
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash provided by (used in) operating activities before reorganization items                  4,316              (9,409)
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Changes in reorganization items                                                                   (327)             (6,230)
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash provided by (used in) operating activities                                              3,989             (15,639)
 ---------------------------------------------------------------------------------- -------------------- -------------------

 Cash flows provided by (used in) investing activities:
    Fixed asset  additions                                                                         (188)             (1,280)
    Reimbursement from mine operator                                                                530                   -
    Long-term deposits                                                                           (5,220)            (10,148)
    Net proceeds from sales of assets                                                                 -                  19
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash used in investing activities                                                           (4,878)            (11,409)
 ---------------------------------------------------------------------------------- -------------------- -------------------

 Cash flows provided by (used in) financing activities:
    Repayment of long-term debt                                                                  (1,563)               (233)
    Exercise of stock options                                                                         -                  66
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash used in financing activities                                                           (1,563)               (167)
 ---------------------------------------------------------------------------------- -------------------- -------------------

 Net increase (decrease) in cash and cash equivalents                                            (2,452)            (27,215)
 Cash and cash equivalents, beginning of period                                                  20,122              84,073
 ================================================================================== ==================== ===================
 Cash and cash equivalents, end of period                                                   $    17,670          $   56,858
 ================================================================================== ==================== ===================

 Supplemental disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                                       $ 267             $5,195
    Taxes                                                                                          $   -             $2,110

See accompanying Notes to Consolidated Financial Statements.

<PAGE 6>
                   WESTMORELAND COAL COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

The Notes contained herein should be read in conjunction with the Notes to the Company's Consolidated Financial Statements filed on Form 10-K for the year ended December 31, 1999. The financial information contained in this Form 10-Q is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation.

1.  Nature of Operations

The Company's current principal activities, conducted within the United States, are: (i) the production and sale of coal in the Powder River Basin in Eastern Montana; (ii) the development, management and ownership of interests in cogeneration and other non-regulated independent power plants; and (iii) the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility.

2.  Chapter 11 Reorganization Proceedings

On December 23, 1996 ("Petition Date"), Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company (the "Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado (the "Chapter 11 Cases"). Pursuant to the request of the Debtor Corporations, the Chapter 11 Cases were dismissed by order of the Bankruptcy Court entered on December 23, 1998. Upon dismissal, the Debtor Corporations were no longer subject to the protections afforded or restrictions imposed by the Bankruptcy Code.

3.  Contingencies

Westmoreland Energy, Inc. ("WEI") - WEI Project Contingencies

Southampton Project - In October, 1998, the Southampton Partnership and Virginia Power entered into a settlement agreement of their administrative proceeding before the Federal Energy Regulatory Commission concerning the project's compliance with Qualifying Facility ("QF") criteria and payments arising out of plant performance in 1992. The settlement provided for, among other items, payments by the Southampton Partnership to Virginia Power of $1,000,000 annually for the years 1999-2001, followed by a reduction in capacity payments from Virginia Power to the Southampton Partnership of $500,000 for each of the years 2002-2008. Following 2008, Virginia Power may elect to terminate its power purchases from the Southampton Partnership or continue to be entitled to the $500,000 annual reduction in capacity payments for the remainder of the power purchase agreement. The settlement was approved by the FERC.

Resolution of the administrative proceeding confirmed the Southampton Partnership's QF status after 1992, inapplicability of the Federal Power Act to both the Southampton project and the upstream partners and owners, including WEI and Westmoreland, and, assuming continued compliance with loan covenants and appropriate project financial performance, the ability to distribute earnings to the project partners.

<PAGE 7>
Following resolution of the administrative proceeding, Fourfold L.P., a limited partner of LG&E-Southampton L.P. and a subsidiary of Chrysler Capital, made a demand on the Southampton Partnership and the related LG&E and Westmoreland entities for reimbursement in the amount of $1,979,000 in connection with its share of the settlement. The Westmoreland entities have made a similar demand against the LG&E entities in the amount of $3,300,000. Pursuant to a mediation effort in 1999, the project participants (general partners, including a Westmoreland subsidiary, Westpower-Franklin ("Westpower"), and operator) agreed to compromise and settle Fourfold L.P.'s claim. Westpower, without admitting liability, contributed $100,000 of a significantly larger settlement to Fourfold. The mediation which resolved the Fourfold claim did not successfully resolve the Westpower claims to the Company's satisfaction. Westpower is evaluating its options and possible legal remedies. The outcome of the dispute cannot currently be determined and accordingly the Company has not recognized any revenue related to the dispute.

ROVA I Project - WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership's principal customer, Virginia Power, contracted to purchase the electricity generated by ROVA I, one of two units included in the ROVA partnership, under a long-term contract (the "Power Purchase Agreement"). In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of provisions of the contract dealing with the payment of the capacity purchase price when the facility experiences a "forced outage" day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The ROVA Partnership believes that the customer is required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated allowed annual number. The customer asserts that it is not required to do so.

From May, 1994, through March, 2000, Virginia Power withheld approximately $20,876,000 of these capacity payments during periods of forced outages. To date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, the ROVA Partnership filed a complaint against Virginia Power seeking damages, contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. The case was tried beginning on October 26, 1998 in the Circuit Court of the City of Richmond, Virginia. On December 2, 1998, the Court entered judgment in the ROVA Partnership's favor for the amount of $14,800,000 (the amount that Virginia Power had withheld at the trial date) plus interest for a total of $19,336,214. On December 21, 1998, Virginia Power posted its appeal bond and on December 29, 1998, noted its appeal of the Court's decision to the Virginia Supreme Court. Interest continued to accrue on the judgement. The Court heard oral arguments on January 11, 2000 and on March 3, 2000 at which time the ROVA partnership's claim was valued at approximately $26,000,000 including interest (50% of which would ultimately be WEI's share) reversed the trial Court's decision to exclude certain oral evidence and remanded the matter for further proceedings. The Circuit Court has now set those proceedings for October of this year. While the Company cannot predict the outcome of that proceeding, the Company is confident that the weight of the evidence supports its position.

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

Westmoreland Resources, Inc.

Westmoreland  Resources,  Inc.  ("WRI") has spent  approximately  $3,800,000  to repair the dragline in 1998 and 1999 and another approximately $330,000 have recently been billed. WRI's mining contractor, Morrison Knudsen ("MK"), has reimbursed WRI for only $530,000 of these costs. The Company believes, under the terms of WRI's agreements with Morrison Knudsen, that MK is responsible for all dragline repairs. WRI has expended these amounts to assure continued, uninterrupted production at WRI, and has demanded reimbursement from Morrison Knudsen for the full cost of the repair plus interest. On February 24, 2000, MK notified WRI that it sought to arbitrate the issue. Believing the issue to not be subject to arbitration, on March 7, 2000, WRI commenced litigation against Morrison Knudsen in the United States District Court for the District of Montana seeking, among other things, payment by Morrison Knudsen of approximately $3,600,000 of dragline repair costs paid or expected to be paid by WRI, plus accrued interest. The Company has not recorded in its financial statements any amounts that may be recovered from Morrison Knudsen.

<PAGE 8>
4.  Capital Stock

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The quarterly dividends which are accumulated but unpaid through April 1, 2000 amount to $9,757,000 in the aggregate ($46.75 per preferred share or $11.69 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

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

<PAGE 9>
There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock (which par value was $208,708 at March 31, 2000). The Company had shareholders' equity at March 31, 2000 of $566,000 and the par value of all outstanding shares of preferred stock and shares of common stock aggregated $17,878,000 at March 31, 2000.

5.  DISPOSITION

On July 27, 1999, the Company sold all remaining book assets of its idled Virginia Division. The assets consisted of the Bullitt Preparation Plant and Transloader Complex. The Company received approximately $650,000 in cash and the purchaser assumed reclamation liabilities of approximately $600,000. The transaction resulted in a net gain of approximately $360,000.

6.  DEBT

During the first quarter of 2000, WRI retired its remaining long-term debt in the principal amount of $1,563,000 plus accrued interest.

7.  BUSINESS SEGMENT INFORMATION

The Company's current operations have been classified into three segments: coal, independent power operations and terminal operations. The coal segment includes the production and sale of coal from the Powder River Basin in eastern Montana. The independent power operations segment includes the development, management and ownership of interests in cogeneration and other non-regulated independent power plants. The terminal operation segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. The "Corporate" classification noted in the tables represents all costs not otherwise classified, including corporate office charges, heritage costs, and all residual costs of the idled Virginia Division. Summarized financial information by segment for the quarters ended March 31, 2000 and 1999, is as follows:

<PAGE 10>

Quarter ended March 31, 2000

                                              Coal   Independent Power         Terminal
                                                                             Operations        Corporate            Total
                                    --------------- ------------------- ---------------- ---------------- ----------------
                                                                       (in thousands)
Revenues:
Coal revenue                              $  9,093             $     -          $     -          $     -         $  9,093
Equity in earnings (losses)                      -               4,002             (430)               -            3,572
                                    --------------- ------------------- ---------------- ---------------- ----------------
                                             9,093               4,002             (430)               -           12,665

Costs and expenses:
Cost of sales - coal                         7,537                   -                -                -            7,537
Depreciation, depletion, and
  Amortization                                 388                   5                -               32              425
Selling and administrative
  expense                                      152                 103              130            1,216            1,601
Heritage costs                                   -                   -                -            5,376            5,376
Pension benefit                                  -                   -                -             (401)            (401)
                                    --------------- ------------------- ---------------- ---------------- ----------------
Operating income (loss)                   $  1,016             $ 3,894          $  (560)         $(6,223)        $ (1,873)
                                    =============== =================== ================ ================ ================
Capital expenditures                      $    182             $     6          $     -          $     -         $    188
                                    =============== =================== ================ ================ ================
Property, plant and equipment (net)       $ 35,608             $    81          $     8          $    94         $ 35,791
                                    =============== =================== ================ ================ ================

Information for the Company's reportable segments relates to March 31, 2000 consolidated totals as follows:

Income before income taxes:                                in thousands

Operating loss                                               $  (1,873)
Gains on sales of assets                                             -
Interest expense                                                  (267)
Interest income                                                    547
Minority interest                                                 (219)
Other expense                                                     (679)
                                              --------------------------
Loss before income taxes                                     $  (2,491)
                                              ==========================

<PAGE 11>

Quarter ended March 31, 1999

                                              Coal   Independent Power         Terminal
                                                                             Operations        Corporate            Total
                                    --------------- ------------------- ---------------- ---------------- ----------------
                                                                       (in thousands)
Revenues:
Coal revenue                              $  8,559            $      -          $     -          $     -         $  8,559
Equity in earnings (losses)                      -              22,591             (321)               -           22,270
                                    --------------- ------------------- ---------------- ---------------- ----------------
                                             8,559              22,591             (321)               -           30,829

Costs and    expenses:
Cost of sales - coal                         7,293                   -                -                -            7,293
Depreciation, depletion, and
  Amortization                                 329                   8                -               29              366
Selling and administrative
  expense                                      163                 898              367            3,247            4,675
Heritage costs                                   -                   -                -            5,595            5,595
Pension benefit                                  -                   -                -              (55)             (55)
Doubtful account recoveries                      -                   -                -               (8)              (8)
                                    --------------- ------------------- ---------------- ---------------- ----------------
Operating income (loss)                   $    774            $ 21,685          $  (688)        $ (8,808)        $ 12,963
                                    =============== =================== ================ ================ ================
Capital expenditures                      $  1,280            $      -          $     -         $      -         $  1,280
                                    =============== =================== ================ ================ ================
Property, plant and equipment (net)       $ 37,604            $     79          $     8         $    173         $ 37,864
                                    =============== =================== ================ ================ ================

Information for the Company's reportable segments relates to March 31, 1999 consolidated totals as follows:

Income before income taxes:                               in thousands

Operating income                                             $  12,963
Gains on sales of assets                                            19
Interest expense                                                  (301)
Interest income                                                    524
Minority interest                                                 (226)
Other expense                                                     (424)
                                              -------------------------
Income before income taxes                                   $  12,555
                                              =========================

<PAGE 12>
                                     Item 2
--------------------------------------------------------------------------------
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Material Changes in Financial Condition From December 31, 1999 to March 31, 2000

Forward-Looking Disclaimer

Certain statements in this report which are not historical facts or information are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's access to financing; the Company's ability to successfully identify new business opportunities; the Company's ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the Company's ability to utilize its tax net operating losses; the ability to reinvest excess cash at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; demand for electricity; the effect of regulatory and legal proceedings and other factors discussed in Item 1 of the Company's Form 10-K for the year ended December 31, 1999. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

Liquidity and Capital Resources

Cash provided by operating activities was $3,989,000 for the three months ended March 31, 2000. Cash used by operating activities was $15,639,000 for the three months ended March 31, 1999. The increase in cash from operations in 2000 compared to 1999 is mainly due to cash distributions from the overfunded pneumoconiosis trust and workers' compensation bond in 2000 as well as the payment of pre-petition liabilities and reorganization costs and the payment of alternative minimum income taxes in 1999.

Cash used in  investing  activities  was  $4,878,000  for the three months ended
March 31, 2000. Cash used in investing activities for the three months ended March 31, 1999 was $11,409,000. Cash used in investing activities in 2000 included fixed asset additions of $197,000 (including $191,000 at WRI) offset by the partial reimbursement from the mine operator of $530,000. Cash used in investing activities in 1999 included fixed asset additions of $1,280,000 at WRI offset by proceeds from sales of assets of $19,000. Cash used in investing activities also included collateral required for long-term security deposits and bond obligations of $5,219,000 in 2000 and $10,148,000 in 1999.

Cash used in financing activities for the three months ended March 31, 2000 and 1999 totaled $1,563,000 and $167,000, respectively. Cash used in financing activities in 2000 related to the retirement of debt at WRI. Cash used in 1999 is primarily related to repayment of debt at WRI offset by proceeds from the exercise of stock options.

<PAGE 13>
Consolidated cash and cash equivalents at March 31, 2000 totaled $17,670,000 (including $14,520,000 at WRI). At December 31, 1999, cash and cash equivalents totaled $20,122,000 (including $14,314,000 at WRI). Subject to WRI's working capital requirements, the cash at WRI, an 80%-owned subsidiary, is available to the Company only through dividends. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $19,088,000 at March 31, 2000 and $14,896,000 at December 31, 1999. The restricted cash at March 31, 2000 represents interest-bearing cash deposit accounts which collateralize the Company's Contingent Note required by the Master Agreement and the surety bond for the security required by the 1992 UMWA Benefit Plan of $6,000,000 and $9,368,000, respectively, as well as $3,720,000 that collateralizes  the  outstanding  surety  bonds  for  its  workers  compensation self-insurance programs. The Company also has $8,000,000 in interest-bearing debt reserve accounts for certain of the Company's independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects. In addition, there is a surplus in the Company's pneumoconiosis trust of approximately $5,502,000, that may be available to pay postretirement health benefits dependent upon future actuarial calculations, as well as $3,934,000 of surplus in the salaried pension plan, a portion of which may not be available depending upon the form of distribution.

Liquidity Outlook

The major factors impacting the Company's liquidity outlook are its significant "heritage costs". The heritage costs consist primarily of cash payments for postretirement medical benefits and workers' compensation costs. The Company also is obligated for salaried employee pension and pneumoconiosis benefits; however, both of these future obligations have a funding surplus at present. The Company has ongoing cash expenditures in excess of $16,000,000 per year for postretirement medical benefits which the Company believes, in the absence of possible legislative action, will remain fairly constant over the next four years and then decline to zero over the next approximately thirty-six years. In addition, the Company has cash expenditures of approximately $3,000,000 per year for workers' compensation benefits which will steadily decline to zero over the next approximately nineteen years.

One element of heritage cost is UMWA pensions under the 1974 (Retirement) Plan. Since this plan is a multiemployer plan under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the plan. The Company believes the plan was fully funded at the time the Company terminated its last UMWA employees in 1998 and withdrew from the plan. However, the plan claims the Company withdrew at an earlier date and has asserted a claim of $13,800,000, which the Company is vigorously contesting through arbitration, as provided under ERISA. In accordance with the Multiemployer Pension Plan Amendments Act of 1980, the Company has made monthly principal and interest payments to the plan while it pursues its rights and will continue to make such monthly payments until arbitration is completed. Included in the payments made in 2000 is interest of approximately $235,000, which is reflected as an expense. At the conclusion of arbitration the Company may be entitled to a refund or it could be required to pay any remaining obligation in installments through 2008. It is currently anticipated that arbitration will be concluded by the first quarter of 2001.

Under the Coal Industry Retiree Health Benefits Act ("Coal Act"), the Company is required to provide postretirement medical benefits for UMWA miners by making premium payments into three benefit plans: (i) the UMWA Combined Benefit Fund (the "Combined Fund"), a multiemployer plan which benefits miners who retired before January 1, 1976 or who retired thereafter but whose last employer did not provide benefits pursuant to an operator-specific Individual Employer Plan ("IEP"), (ii) an IEP for miners who retired after January 1, 1976 whose last employers remain in business and maintains an IEP, and (iii) the 1992 UMWA Benefit Plan, a multiemployer plan which benefits (A) miners who were eligible to retire on February 1, 1993, who did retire on or before September 30, 1994 and whose former employers are no longer in business, (B) miners receiving benefits under an IEP whose former employer goes out of business and ceases to maintain the IEP, and (C) new spouses or new dependents of retirees in the Combined Fund who would be eligible for coverage thereunder but for the fact that the Combined Fund was closed to new beneficiaries as of July 20, 1992. The premiums paid by the Company cover its own retirees and its allocated portion of the pool of retired miners whose previous employers have gone out of business.

<PAGE 14>
On January 4, 1999, in connection with its dismissal from bankruptcy, the Company satisfied all of its premium obligations to the Combined Fund from the date of filing in December, 1996 through the end of 1998 plus interest, and made prepayments to the Combined Fund for its premiums for the first three quarters of 1999. Normal monthly payments resumed in October 1999. Beginning on that date, however, the Company also began receiving credits against its Combined Fund premiums at a rate of approximately $200,000 per month through April, 2000, for a total of $1,400,000, as a result of a recalculation of premiums by the Combined Fund pursuant to an order of the U.S. District Court for the Northern District of Alabama entered July 20, 1995 in National Coal Association v. Chater.

The Coal Act authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions for the future payment of benefits pursuant to the Act. The Trustees set the level of security for each company at an amount equal to three years' benefits. In Westmoreland's case this obligation was stayed during the pendency of the bankruptcy. The Company secured its obligation to provide retiree health benefits under the 1992 Plan by posting a bond in the amount of $22 million in 1999 which was increased to $23 million in 2000. The Company's bonding agent required collateral equal to 40% of the bonded amount. The bond is collateralized by U.S. Government-backed securities in the amount of $9,368,000 at March 31, 2000. The bond amount and the amount to be secured will be reviewed and adjusted on an annual basis.

The Combined Benefit Fund, faced with an impending solvency crisis because benefit expenses are exceeding premiums from covered companies, sought additional funding relief from Congress in 1999. Under the sponsorship of Senators Byrd and Rockefeller of West Virginia, the House and Senate conference committee approved, as a part of the Interior and Related Agencies appropriations bill, a transfer of $68,000,000 of accumulated interest in the Abandoned Mine Land Reclamation Fund to the Combined Fund. This bill was signed by the President and the funds were transferred. As a part of its report, the conference committee noted that this was a short-term solution and urged that the Congressional committees with jurisdiction over the matter work with the concerned parties to insure the long-term solvency of the Combined Fund. On January 27, 2000 the Administration announced it will include $346 million in its current budget proposal for the UMWA Combined Benefit Fund to secure the long-term solvency of the Fund. There can be no assurance that this proposal will be enacted into law.

Over the course of the past year, varying versions of a Medicare prescription drug benefit have also generated a great deal of interest both on Capitol Hill and in the press around the country. While health care generally remains one of the most discussed matters of public policy, the specific concern of adequate resources to meet the pharmaceutical needs of our Medicare eligible population is of growing importance.

A Medicare prescription drug benefit that includes Medicare eligible beneficiaries covered by the Coal Act under that law would address one of the largest and fastest growing costs at a time when funding for coal field retirees is in serious jeopardy. Westmoreland currently expends over $16 million per year on retirees' health care costs and over 50% of that expense is for prescription drugs. There is no assurance at this time what, if any, proposal will be enacted into law.

<PAGE 15>
The Company is closely monitoring energy deregulation. At both the national and state level, there is an ongoing debate about removing regulatory constraints and allowing competition and market forces to determine the price of electricity. Several states have already passed legislation either permitting immediate wholesale and/or retail competition or providing a mechanism for transitioning to a competitive marketplace. The Commonwealth of Virginia has passed legislation which allows wholesale competition to begin in 2004 and retail competition to begin in 2007. At this time, the promulgation of state legislation is not expected to have any immediate impact on existing long-term power purchase agreements. Several proposed bills, calling for deregulation of the traditional utility monopolies, are pending in the U.S. Congress. When, or if, some form of national deregulation legislation is enacted is uncertain. The Company is unable to predict the effect of deregulation on WEI.

The Company agreed to secure its obligations to the UMWA Funds under the Master Agreement for a period of six years by providing a Contingent Promissory Note ("Note"). The original principal amount of the Note is $12 million; the principal amount of the Note decreases to $6 million in 2002. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial tests specified in the Note, or fails to maintain the required balance of $6 million in an escrow account established in connection with the Note.

The Company's principal current sources of cash flow from operations include cash distributions from its independent power projects, dividends from WRI (which could be reduced in 2000 as a result of the expiration of the Otter Tail contract but could be increased by any recovery from MK for dragline repairs), and interest earned on cash reserves.

Potential sources of additional liquidity include the Company's 50% share of any recovery in the ROVA litigation and reimbursement of amounts paid to the 74 Pension Plan. Other sources of possible additional liquidity include remaining overfunded amounts from the black lung trust (in February 2000, the Company obtained a $6,400,000 distribution from this trust), ongoing increased project earnings from a favorable ROVA decision, the recovery from Morrison Knudsen for dragline repairs and the effect of any future legislation that causes Medicare to cover the cost of prescription drug benefits for eligible retirees.

Management believes that available cash should be sufficient to pay the Company's heritage costs and fund its ongoing operations for the foreseeable future. The Company intends to strengthen its long-term liquidity and improve shareholder value by enhancing the performance of existing operations, monetizing assets where proceeds on sale would exceed the expected return from continued operation, and acquiring and developing new opportunities in the energy sector. Each of these strategies should enjoy the benefit of the Company's substantial tax loss carry forward which offset taxes otherwise payable on profitable operations. The Company will also continue to seek further reductions in its costs wherever feasible and prudent. Although management expects to improve the Company's profitability and cash flows, the time required to realize such improvements cannot be estimated at this time nor can assurances be given that the Company can achieve any such improvements.

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of the recognition of losses related to the idling of the Virginia division and the subsequent shareholders' deficit. Quarterly dividends which are accumulated but unpaid through April 1, 2000 amount to $9,757,000 in the aggregate ($46.75 per preferred share or $11.69 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

<PAGE 16>
There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock (which par value was $208,708 at March 31, 2000). The Company had shareholders' equity at March 31, 2000 of $566,000 and the par value of all outstanding depositary shares and shares of common stock aggregated $17,878,000 at March 31, 2000.

Going forward the Company's Board of Directors will consider quarterly preferred stock dividends, preferred stock dividends which are in arrears, and common stock dividends, in light of the above restrictions and opportunities to increase profitability and liquidity.

Results of Operations
--------------------------------------------------------------------------------

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999.

Revenues for the quarter ending March 31, 2000 were $12,665,000 compared to $30,829,000 for the quarter ending March 31, 1999. The decrease is due to lower equity in earnings from the independent power projects due to a gain on the sale of the Rensselaer facility of approximately $17,000,000 early in 1999 and decreased earnings from terminal operations in 2000 due to a further decline in the export market.

Costs and expenses for the quarter ending March 31, 2000 were $14,538,000 compared to $17,866,000 for the quarter ending March 31, 1999. Sales volumes at WRI have increased slightly, increasing costs and expenses accordingly. The decrease in selling and administrative expenses is related to $2,600,000 of bonuses paid to employees during the first quarter of 1999.

There were no gains on the sales of assets during the quarter ending March 31, 2000, compared to $19,000 for the quarter ending March 31, 1999. The gains relate primarily to sales of various assets from the Company's idled Virginia Division.

Interest expense was $267,000 and $301,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease is due to a reduction in the interest portion on installment payments being made monthly to the 1974 UMWA Pension Plan pending resolution of the Company's arbitration proceeding with the Plan.

Interest income was $547,000 for the quarter ending March 31, 2000, compared to $524,000 for the quarter ending March 31, 1999. The increase is due to interest received on the long-term deposits, offset by the effect of a reduction in invested cash balances.


<PAGE 17>
                                     Item 3
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company is exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

The Company produces and sells coal to third parties from its coal mine in Montana and produces and sells electricity and steam to third parties from its independent power projects located in the eastern United States. Currently, all of the Company's coal production and all of its electricity and steam production is sold through long-term contracts with customers. These long-term contracts serve to minimize the Company's exposure to changes in commodity prices. The Company generally has not entered into derivative contracts to manage its exposure to changes in commodity prices, and is not a party to any such contracts at March 31, 2000.

Interest Rate Risk

The Company finances a portion of its operations with long-term debt. The Company's long-term debt at December 31, 1999 was repaid during the three months ended March 31, 2000.

<PAGE 18>
                           PART II - OTHER INFORMATION

                                     ITEM 1
                                LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

See Note 2 "Chapter 11 Reorganization Proceedings" and Note 3 "Contingencies" of Notes to Consolidated Financial Statements, which are incorporated by reference herein.


                                     ITEM 3
                         DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

See Note 4 "Capital Stock" of Notes to Consolidated Financial Statements, which is incorporated by reference herein.


                                     Item 6
                        Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

a)       Exhibit 27 - Financial Data Schedule

         On March 6, 2000, the Company filed a report on Form 8-K announcing that in an appeal by Virginia Power of an earlier trial court decision in favor of Westmoreland regarding payments withheld by Virginia Power, the Virginia Supreme Court has reversed that ruling insofar as the trial court limited its inquiry to the intent of the parties at the time the original contract was entered into in 1989, and remanded the case to trial court for further proceedings.

         On March 17, 2000, the Company filed a report on Form 8-K announcing net income from continuing operations of $8.6 million for the full year ended December 31, 1999 compared with net income from continuing operations of $3.3 million for 1998.

         On March 22, 2000, the Company filed a report on Form 8-K announcing a correction to the calculation of earnings per share for the year ended December 31, 1999.


<PAGE 19>
                                   Signatures
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTMORELAND COAL COMPANY


Date:  May 15, 2000                    /s/ Robert J. Jaeger
                                       ------------------------------
                                           Robert J. Jaeger
                                           Senior Vice President - Finance and
                                           Treasurer


                                       /s/ Laurel B. Placido
                                       ------------------------------
                                           Laurel B. Placido
                                           Controller