Form 10-Q
period 2000-06-30
WESTMORELAND COAL CO
filed 2000-08-14
CIK 106455

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

             Yes  [X]     No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2000: 7,069,663

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                              Financial Statements


Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
                                                                  June 30, 2000     December 31, 1999
-----------------------------------------------------------------------------------------------------
                                                                            (in thousands)
Assets
Current assets:
   Cash and cash equivalents                                          $  11,128            $  20,122
   Receivables:
       Trade                                                              3,479                2,156
       Excess of trust assets over pneumoconiosis benefit
         obligation                                                           -                6,397
       Terminated pension plan, net                                           -                  500
       Other                                                                690                  621
-----------------------------------------------------------------------------------------------------
                                                                          4,169                9,674
   Other current assets                                                     938                1,180
-----------------------------------------------------------------------------------------------------
       Total current assets                                              16,235               30,976
-----------------------------------------------------------------------------------------------------

Property, plant and equipment:
       Land and mineral rights                                           10,641               10,572
       Plant and equipment                                               66,013               66,231
-----------------------------------------------------------------------------------------------------
                                                                         76,654               76,803
       Less accumulated depreciation and depletion                       41,128               40,245
-----------------------------------------------------------------------------------------------------
                                                                         35,526               36,558

Investment in independent power projects                                 48,458               45,225
Investment in Dominion Terminal Associates (DTA)                          4,434                4,672
Workers' compensation bond                                                3,761                4,748
Prepaid pension cost                                                      3,971                3,897
Excess of trust assets over pneumoconiosis benefit
  obligation                                                              5,691                5,255
Security deposits                                                        15,368               10,148
Other assets                                                                644                  818
-----------------------------------------------------------------------------------------------------

       Total Assets                                                   $ 134,088            $ 142,297
=====================================================================================================
                                                                                          (Continued)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
-----------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
                                                                  June 30, 2000     December 31, 1999
-----------------------------------------------------------------------------------------------------
                                                                            (in thousands)
Liabilities and Shareholders' Equity (Accumulated Deficit)
Current liabilities:
   Current installments of long-term debt                             $       -            $     220
   Accounts payable and accrued expenses                                  5,863                5,942
   Workers compensation                                                   3,200                3,200
   Postretirement medical costs                                          10,130               10,130
   UMWA 1974 Pension Plan obligation                                      1,234                1,128
   Other accrued expenses                                                   956                  970
   Reorganization expenses                                                   73                  400
   Reclamation costs                                                        100                  100
-----------------------------------------------------------------------------------------------------
   Total current liabilities                                             21,556               22,090
-----------------------------------------------------------------------------------------------------

Long-term debt, less current installments                                     -                1,343
Accrual for workers compensation                                         13,581               15,072
Accrual for postretirement medical costs                                 80,244               78,643
1974 UMWA Pension Plan obligations                                       10,060               10,751
Accrual for reclamation costs, less current portion                       2,433                2,537
Other liabilities                                                         2,014                1,930

Minority interest                                                         5,705                6,874

Commitments and contingent liabilities

Shareholders' equity (accumulated deficit)
   Preferred stock of $1.00 par value
     Authorized 5,000,000 shares;
     Issued and outstanding 208,708
     shares at June 30, 2000 and
     December 31, 1999                                                      209                  209
   Common stock of $2.50 par value
     Authorized 20,000,000 shares;
     Issued and outstanding 7,069,663
     shares at June 30, 2000 and December 31, 1999                       17,674               17,669
   Other paid-in capital                                                 67,318               67,315
   Accumulated deficit                                                  (86,706)             (82,136)
-----------------------------------------------------------------------------------------------------
   Total shareholders' equity (accumulated deficit)                      (1,505)               3,057
-----------------------------------------------------------------------------------------------------

   Total Liabilities and Shareholders' Equity
      (Accumulated Deficit)                                           $ 134,088            $ 142,297
=====================================================================================================

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Income
----------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
                                                                   Three Months Ended                   Six Months Ended
                                                                         June 30,                            June 30,
                                                                   2000            1999               2000             1999
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
                                                                           (in thousands except per share data)
Revenues:
   Coal                                                      $   10,722       $   8,675         $  19,815        $  17,234
   Independent power - equity in earnings                         4,208           4,116             8,210           26,707
   DTA - share of losses                                           (435)           (397)             (865)            (718)
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
                                                                 14,495          12,394            27,160           43,223
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
Costs and expenses:
   Cost of sales - coal                                           9,086           7,670            16,623           14,963
   Depreciation, depletion and amortization                         458             378               883              744
   Selling and administrative                                     1,576           2,102             3,177            6,777
   Heritage costs                                                 5,229           6,882            10,605           12,477
   Pension benefit                                                  (37)            (55)             (438)            (110)
   Doubtful account recoveries                                        -             (83)                -              (91)
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
                                                                 16,312          16,894            30,850           34,760

Operating income (loss)                                          (1,817)         (4,500)           (3,690)           8,463

Other income (expense):
   Gains on sales of assets                                           -              50                 -               69
   Interest expense                                                (214)           (297)             (481)            (598)
   Interest income                                                  414             441               961              965
   Minority interest                                               (212)           (149)             (431)            (375)
   Other income (expenses)                                         (250)            247              (929)            (177)
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------

Income (loss) before income taxes                                (2,079)         (4,208)           (4,570)           8,347

   Income taxes                                                       -               -                 -              (45)
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------

Net income (loss)                                                (2,079)         (4,208)           (4,570)           8,302

Less preferred stock dividend requirements                         (444)           (663)             (888)          (1,326)
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------

Net income (loss) applicable to common
  shareholders                                               $   (2,523)      $  (4,871)        $  (5,458)       $   6,976
====================================================== ================= ================ ================= ================

Basic and diluted net income (loss) per share
  applicable to common shareholders                          $     (.35)      $    (.69)        $    (.77)       $     .99

Weighted average number of common shares
  outstanding                                                     7,070           7,020             7,070            7,020
====================================================== ================= ================ ================= ================

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------------------------------------
                                                                                                       (Unaudited)
 Six Months Ended June 30,                                                                         2000                1999
----------------------------------------------------------------------------------- -------------------- -------------------
                                                                                                      (in thousands)
 Cash flows from operating activities:
 Net income (loss)                                                                           $   (4,570)          $   8,302
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
       Equity earnings from independent power projects                                           (8,210)            (26,707)
       Cash received from independent power projects                                              4,977              44,106
       Share of losses from DTA                                                                     865                 718
       Cash generated by DTA                                                                        126                 665
       Cash contributions to DTA                                                                   (753)               (838)
       Depreciation, depletion and amortization                                                     883                 744
       Stock compensation expense                                                                     -                 271
       Gain on disposition of assets                                                                  -                 (69)
       Minority interest                                                                            431                 375
       Other                                                                                        174                 (18)

 Changes in assets and liabilities:
       Accounts receivable, net of allowance for doubtful accounts                                5,505               1,987
       Other current assets                                                                         242              (1,782)
       Workers' compensation bond                                                                   987                 364
       Prepaid pension asset                                                                        (74)               (110)
       Excess of trust assets over pneumoconiosis benefit obligation                               (436)              1,754
       Accounts payable and accrued expenses                                                        (93)             (3,322)
       Income tax payable                                                                             -              (2,110)
       Accrual for workers compensation                                                          (1,491)             (1,777)
       Accrual for postretirement medical costs                                                   1,601               5,215
       Consent judgment payment obligation                                                            -             (39,006)
       1974 UMWA Pension Plan obligations                                                          (585)             (1,313)
       Other liabilities                                                                            (20)               (347)
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash used in operating activities before reorganization items                                 (441)            (12,898)
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Changes in reorganization items                                                                   (327)             (6,643)
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash used in operating activities                                                             (768)            (19,541)
 ---------------------------------------------------------------------------------- -------------------- -------------------

 Cash flows from investing activities:
    Fixed asset  additions                                                                         (381)             (1,656)
    Reimbursement from mine operator                                                                530                   -
    Long-term deposits                                                                           (5,220)            (10,148)
    Net proceeds from sales of assets                                                                 -                  69
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash used in investing activities                                                           (5,071)            (11,735)
 ---------------------------------------------------------------------------------- -------------------- -------------------

 Cash flows from financing activities:
    Repayment of long-term debt                                                                  (1,563)               (222)
    Dividends paid to minority interest                                                          (1,600)                  -
    Exercise of stock options                                                                         8                  66
    Purchase of preferred stock                                                                       -             (20,000)
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash used in financing activities                                                           (3,155)            (20,156)
 ---------------------------------------------------------------------------------- -------------------- -------------------

 Net decrease in cash and cash equivalents                                                       (8,994)            (51,432)
 Cash and cash equivalents, beginning of period                                                  20,122              84,073
 ================================================================================== ==================== ===================
 Cash and cash equivalents, end of period                                                    $   11,128           $  32,641
 ================================================================================== ==================== ===================

 Supplemental disclosures of cash flow information:  Cash paid during the period for:
               Interest                                                                      $      481           $   5,446
               Taxes                                                                         $        -           $   2,110

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

3.   Contingencies

Westmoreland Energy, Inc. ("WEI") - WEI Project Contingencies

Southampton Project - In October, 1998, the Southampton Partnership and Virginia Power entered into a settlement agreement of their administrative proceeding before the Federal Energy Regulatory Commission ("FERC") concerning the project's compliance with Qualifying Facility ("QF") criteria and payments arising out of plant performance in 1992. The settlement provided for, among other items, payments by the Southampton Partnership to Virginia Power of $1,000,000 annually for the years 1999-2001, followed by a reduction in capacity payments from Virginia Power to the Southampton Partnership of $500,000 for each of the years 2002-2008. Following 2008, Virginia Power may elect to terminate its power purchases from the Southampton Partnership or continue to be entitled to the $500,000 annual reduction in capacity payments for the remainder of the power purchase agreement. The settlement was approved by the FERC.

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

Following resolution of the administrative proceeding, Fourfold L.P., a limited partner of LG&E-Southampton L.P. and a subsidiary of Chrysler Capital, made a demand on the Southampton Partnership and the related Louisville Gas and Electric ("LG&E") and Westmoreland entities for reimbursement in the amount of $1,979,000 in connection with its share of the settlement. The Westmoreland entities have made a similar demand against the LG&E entities in the amount of $3,300,000. Pursuant to a mediation effort in 1999, the project participants (general partners, including a Westmoreland subsidiary, Westpower-Franklin ("Westpower"), and operator) agreed to compromise and settle Fourfold L.P.'s claim. Westpower, without admitting liability, contributed $100,000 of a significantly larger settlement to Fourfold. The mediation which resolved the Fourfold claim did not successfully resolve the Westpower claims to the Company's satisfaction. Westpower is evaluating its options and possible legal remedies. The outcome of the dispute cannot currently be determined and accordingly the Company has not recognized any gain related to the dispute.

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

In October 1994, the ROVA Partnership filed a complaint against Virginia Power seeking damages, contending that Virginia Power breached the Power Purchase Agreement in withholding such forced outage capacity payments. The case was tried beginning on October 26, 1998 in the Circuit Court of the City of Richmond, Virginia. On December 2, 1998, the Circuit Court entered judgment in the ROVA Partnership's favor for the amount of $14,800,000 (the amount that Virginia Power had withheld at the trial date) plus interest for a total of $19,336,214. On December 21, 1998, Virginia Power posted its appeal bond and on December 29, 1998, noted its appeal of the Circuit Court's decision to the Virginia Supreme Court. Interest continued to accrue on the judgement. The Virginia Supreme Court heard oral arguments on January 11, 2000 and on March 3, 2000 reversed the trial court's decision because the trial court had excluded certain oral evidence. The Virginia Supreme Court remanded the matter for further proceedings, and the Circuit Court has now set those proceedings for October 30 of this year.

From May 1994, through July 2000, Virginia Power has withheld approximately $21,090,161 of capacity payments during periods of forced outages. Interest continues to accrue on this amount. The outcome of the dispute cannot currently be determined and accordingly, to date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power.

Rensselaer - On March 15, 1999, LG&E-Westmoreland Rensselaer ("LWR") completed the sale of the Rensselaer Project to Fulton Cogeneration Associates, L.P. ("Fulton"). LWR received approximately $68,000,000 in cash as consideration for the sale of the Rensselaer plant and operating contracts. After payment of expenses and remaining debts, WEI's share of the proceeds was approximately $33,000,000.

Westmoreland Resources, Inc.

Westmoreland Resources, Inc. ("WRI") has incurred costs of approximately $4,100,000 to repair the dragline since 1998. WRI's mining contractor, Morrison Knudsen ("MK"), has reimbursed WRI for $530,000 of these costs. The Company believes, under the terms of WRI's agreements with Morrison Knudsen, that MK is responsible for all dragline repairs. WRI has expended these amounts to assure continued, uninterrupted production at WRI, and has demanded reimbursement from Morrison Knudsen for the full cost of the repair plus interest. On February 24, 2000, MK notified WRI that it sought to arbitrate the issue. Believing the issue to not be subject to arbitration, on March 7, 2000, WRI commenced litigation against Morrison Knudsen in the United States District Court for the District of Montana seeking, among other things, payment by Morrison Knudsen of approximately $3,600,000 of dragline repair costs paid or expected to be paid by WRI, plus accrued interest. The Company has not recorded in its financial statements any additional amounts that may be recovered from Morrison Knudsen.

4.   Capital Stock

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The quarterly dividends which are accumulated but unpaid through and including July 1, 2000 amount to $10,201,000 in the aggregate
($48.88 per preferred share or $12.22 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

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

On September 16, 1999, the Company made a second offer to purchase up to an additional 631,000 depositary shares at $19 per depositary share. The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On October 26, 1999, the offer expired and 412,536 depositary shares were tendered in response to the offer. The balance sheet effect of the transaction was to reduce cash and shareholders' equity by $7,838,000. Following completion of the tender offer, the depositary shares purchased in the offer were converted to shares of Series A Preferred Stock, the shares of Series A Preferred Stock were retired, and the capital of the Company was reduced by the par value of the shares of Series A Preferred Stock retired. This reduced the number of shares of Series A Preferred Stock outstanding from 311,843 to 208,708, accumulated but unpaid dividends from $13,253,000 to $8,870,000 and the ongoing quarterly dividend requirement from $663,000 to $444,000.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock (which par value was $208,708 at June 30, 2000). The Company had an accumulated deficit at June 30, 2000 of $1,505,000 and the par value of all outstanding shares of preferred stock and shares of common stock aggregated $17,883,000 at June 30, 2000.

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

7.   BUSINESS SEGMENT INFORMATION

The Company's current operations have been classified into three segments: coal, independent power operations and terminal operations. The coal segment includes the production and sale of coal from the Powder River Basin in eastern Montana. The independent power operations segment includes the development, management and ownership of interests in cogeneration and other non-regulated independent power plants. The terminal operation segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. The "Corporate" classification noted in the tables represents all costs not otherwise classified, including corporate office charges, heritage costs, and all residual costs of the idled Virginia Division. Summarized financial information by segment for the quarters and six months ended June 30, 2000 and 1999, respectively, is as follows:

Quarter ended June 30, 2000

                                              Coal   Independent Power         Terminal
                                                                             Operations        Corporate            Total
                                    --------------- ------------------- ---------------- ---------------- ----------------
                                                                         (in thousands)
Revenues:
  Coal revenue                           $  10,722           $       -       $        -       $        -        $  10,722
  Equity in earnings (share
    of losses)                                   -               4,208             (435)               -            3,773
                                    --------------- ------------------- ---------------- ---------------- ----------------
                                            10,722               4,208             (435)               -           14,495

Costs and expenses:
  Cost of sales - coal                       9,086                   -                -                -            9,086
  Depreciation, depletion,
     and amortization                          418                   9                -               31              458
  Selling and administrative
     expense                                   158                  88              143            1,187            1,576
  Heritage costs                                 -                   -                -            5,229            5,229
  Pension benefit                                -                   -                -              (37)             (37)
                                    --------------- ------------------- ---------------- ---------------- ----------------

Operating income (loss)                  $   1,060           $   4,111       $     (578)      $   (6,410)       $  (1,817)
                                    =============== =================== ================ ================ ================

Capital expenditures                     $     193           $       -       $        -       $        -        $     193
                                    =============== =================== ================ ================ ================

Property, plant and
  equipment (net)                        $  35,383           $      72       $        8       $       63        $  35,526
                                    =============== =================== ================ ================ ================

Information  for the  Company's  reportable  segments  relates to June 30,  2000 consolidated totals as follows:

                                                           in thousands

Operating loss                                               $  (1,817)
Interest expense                                                  (214)
Interest income                                                    414
Minority interest                                                 (212)
Other expense                                                     (250)
                                              --------------------------
Loss before income taxes                                     $  (2,079)
                                              ==========================

Quarter ended June 30, 1999

                                              Coal   Independent Power         Terminal
                                                                             Operations        Corporate            Total
                                    --------------- ------------------- ---------------- ---------------- ----------------
                                                                         (in thousands)
Revenues:
  Coal revenue                           $    8,675          $        -      $          -     $         -       $     8,675
  Equity in earnings (share
    of losses)                                    -               4,116              (397)              -             3,719
                                      -------------- ------------------- ----------------- --------------- -----------------
                                              8,675               4,116              (397)              -            12,394

Costs and    expenses:
  Cost of sales - coal                        7,670                   -                 -               -             7,670
  Depreciation, depletion,
    and amortization                            343                   8                 -              27               378
  Selling and administrative
    Expense                                     300                  84               188           1,530             2,102
  Heritage costs                                  -                   -                 -           6,882             6,882
  Pension benefit                                 -                   -                 -             (55)              (55)
  Doubtful account recoveries                     -                   -                 -             (83)              (83)
                                      -------------- ------------------- ----------------- --------------- -----------------

Operating income (loss)                  $      362          $    4,024      $       (585)    $    (8,301)      $    (4,500)
                                      ============== =================== ================= =============== =================

Capital expenditures                     $      352          $        6      $          -     $        18       $       376
                                      ============== =================== ================= =============== =================

Property, plant and
  equipment (net)                        $   37,614          $       76      $          8     $       164       $    37,862
                                      ============== =================== ================= =============== =================

Information  for the  Company's  reportable  segments  relates to June 30,  1999 consolidated totals as follows:

                                                           in thousands

Operating income                                             $  (4,500)
Gain on sale of assets                                              50
Interest expense                                                  (297)
Interest income                                                    441
Minority interest                                                 (149)
Other expense                                                      247
                                              -------------------------
Loss before income taxes                                     $  (4,208)
                                              =========================

Six months ended June 30, 2000

                                              Coal   Independent Power         Terminal
                                                                             Operations        Corporate            Total
                                    --------------- ------------------- ---------------- ---------------- ----------------
                                                                         (in thousands)
Revenues:
  Coal revenue                           $  19,815           $       -       $        -       $        -        $  19,815
  Equity in earnings (share
    of losses)                                   -               8,210             (865)               -            7,345
                                    --------------- ------------------- ---------------- ---------------- ----------------
                                            19,815               8,210             (865)               -           27,160

Costs and expenses:
  Cost of sales - coal                      16,623                   -                -                -           16,623
  Depreciation, depletion,
    and amortization                           806                  14                -               63              883
  Selling and administrative
    expense                                    310                 191              273            2,403            3,177
  Heritage costs                                 -                   -                -           10,605           10,605
  Pension benefit                                -                   -                -             (438)            (438)
                                    --------------- ------------------- ---------------- ---------------- ----------------

Operating income (loss)                  $   2,076           $   8,005       $   (1,138)      $  (12,633)       $  (3,690)
                                    =============== =================== ================ ================ ================

Capital expenditures                     $     375           $       6       $        -       $        -        $     381
                                    =============== =================== ================ ================ ================

Property, plant and
  equipment (net)                        $  35,383           $      72       $        8       $       63        $  35,526
                                    =============== =================== ================ ================ ================

Information  for the  Company's  reportable  segments  relates to June 30,  2000 consolidated totals as follows:

                                                           in thousands

Operating loss                                               $   (3,690)
Interest expense                                                   (481)
Interest income                                                     961
Minority interest                                                  (431)
Other expense                                                      (929)
                                              --------------------------
Loss before income taxes                                     $   (4,570)
                                              ==========================


Six months ended June 30, 1999


                                              Coal   Independent Power         Terminal
                                                                             Operations        Corporate            Total
                                    --------------- ------------------- ---------------- ---------------- ----------------
                                                                         (in thousands)
Revenues:
  Coal revenue                           $    17,234         $         -     $          -     $          -      $    17,234
  Equity in earnings (share of
    losses)                                        -              26,707             (718)               -           25,989
                                      --------------- ------------------- ---------------- ---------------- ----------------
                                              17,234              26,707             (718)               -           43,223

Costs and    expenses:
  Cost of sales - coal                        14,963                   -                -                -           14,963
  Depreciation, depletion,
    and amortization                             672                  16                -               56              744
  Selling and administrative
    expense                                      463                 982              555            4,777            6,777
  Heritage costs                                   -                   -                -           12,477           12,477
  Pension benefit                                  -                   -                -             (110)            (110)
  Doubtful account recoveries                      -                   -                -              (91)             (91)
                                      --------------- ------------------- ---------------- ---------------- ----------------

Operating income (loss)                  $     1,136         $    25,709     $     (1,273)    $    (17,109)     $     8,463
                                      =============== =================== ================ ================ ================

Capital expenditures                     $     1,632         $         6     $          -     $         18      $     1,656
                                      =============== =================== ================ ================ ================

Property, plant and
  equipment (net)                        $    37,614         $        76     $          8     $        164      $    37,862
                                      =============== =================== ================ ================ ================

Information  for the  Company's  reportable  segments  relates to June 30,  1999 consolidated totals as follows:

                                                           in thousands

Operating income                                              $  8,463
Gain on sale of assets                                              69
Interest expense                                                  (598)
Interest income                                                    965
Minority interest                                                 (375)
Other expense                                                     (177)
                                              -------------------------

Income before income taxes                                    $  8,347
                                              =========================

                                     Item 2
--------------------------------------------------------------------------------
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Material Changes in Financial Condition From December 31, 1999 to June 30, 2000

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

Liquidity and Capital Resources

Cash used in operating activities was $768,000 for the six months ended June 30, 2000. Cash used by operating activities was $19,541,000 for the six months ended June 30, 1999. The change in cash used by operations in 2000 compared to 1999 is mainly due to the addition of one-time cash distributions from the overfunded pneumoconiosis trust and workers' compensation bond in 2000 and the additional payment of cumulative pre-petition liabilities and one-time reorganization costs and the payment of alternative minimum income taxes offset by the proceeds received on the sale of Rensselaer in 1999.

Cash used in investing activities was $5,071,000 for the six months ended June 30, 2000. Cash used in investing activities for the six months ended June 30, 1999 was $11,735,000. Cash used in investing activities in 2000 included fixed asset additions of $381,000 (including $375,000 at WRI) offset by the partial reimbursement from the mine operator of $530,000. Cash used in investing activities in 1999 included fixed asset additions of $1,632,000 at WRI offset by proceeds from sales of assets of $69,000. Cash used in investing activities also included collateral required for long-term security deposits and bond obligations of $5,220,000 in 2000 and $10,148,000 in 1999.

Cash used in financing activities for the six months ended June 30, 2000 and 1999 totaled $3,155,000 and $20,156,000, respectively. Cash used in financing activities in 2000 related to the retirement of debt as well as dividends paid to minority shareholders of WRI. Cash used in 1999 is primarily related to repayment of debt at WRI as well as cash paid for the purchase of preferred stock during the Company's first tender offer.

Consolidated cash and cash equivalents at June 30, 2000 totaled $11,128,000 (including $7,701,000 at WRI). At December 31, 1999, cash and cash equivalents totaled $20,122,000 (including $14,314,000 at WRI). Subject to WRI's working capital requirements, the cash at WRI, an 80%-owned subsidiary, is available to the Company through dividends. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $19,129,000 at June 30, 2000 and $14,896,000 at December 31, 1999. Restricted cash at June 30, 2000 represents interest-bearing cash deposit accounts which collateralize the Company's Contingent Promissory Note required by the Master Agreement dated as of January 4, 1999 ("Master Agreement") among the Company, its four principal subsidiaries, the UMWA 1992 Benefit Plan and its trustees, the UMWA Combined Benefit Fund and its trustees, the UMWA 1974 Pension Trust and its trustees, the UMWA, and the Official Committee of Equity Security Holders in the Company's chapter 11 case, and the surety bond for the security required by the 1992 UMWA Benefit Plan of $6,000,000 and $9,368,000, respectively, as well as $3,761,000 that collateralizes the outstanding surety bonds for its workers compensation self-insurance programs. Restricted cash increased $5,220,000 in 2000, representing additional collateral for the 1992 UMWA Benefit Plan bond. The Company also has $8,000,000 in interest-bearing debt reserve accounts for certain of the Company's independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects. In addition, there is a surplus in the Company's pneumoconiosis trust of approximately $5,691,000, that may be available to pay postretirement health benefits dependent upon future actuarial calculations, as well as $3,971,000 of surplus in the salaried pension plan, a portion of which may not be available depending upon the form of distribution.

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

One element of heritage cost is UMWA pensions under the 1974 (Retirement) Plan. Since this plan is a multiemployer plan under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the plan. The Company believes the plan was fully funded at the time the Company terminated its last UMWA employees in 1998 and withdrew from the plan. However, the plan claims that when the Company withdrew the plan was not fully funded and has asserted a claim of $13,800,000, which the Company is vigorously contesting through arbitration which is set to begin on October 16, 2000, as provided under ERISA. In accordance with the Multiemployer Pension Plan Amendments Act of 1980, the Company has made monthly principal and interest payments to the plan while it pursues its rights and will continue to make such monthly payments until arbitration is completed. Included in the payments made in 2000 is interest of approximately $450,000. At the conclusion of arbitration the Company may be entitled to a refund or it could be required to pay any remaining obligation in installments through 2008. It is currently anticipated that arbitration will be concluded by the first quarter of 2001.

Under the Coal Industry Retiree Health Benefits Act ("Coal Act"), the Company is required to provide postretirement medical benefits for UMWA miners by making premium payments into three benefit plans: (i) the UMWA Combined Benefit Fund (the "Combined Fund"), a multiemployer plan which benefits miners who retired before January 1, 1976 or who retired thereafter but whose last employer did not provide benefits pursuant to an operator-specific Individual Employer Plan ("IEP"), (ii) an IEP for miners who retired after January 1, 1976 whose last employers remain in business and maintains an IEP, and (iii) the 1992 UMWA Benefit Plan, a multiemployer plan which benefits (A) miners who were eligible to retire on February 1, 1993, who retired on or before September 30, 1994 and whose former employers are no longer in business, (B) miners receiving benefits under an IEP whose former employer goes out of business and ceases to maintain the IEP, and (C) new spouses or new dependents of retirees in the Combined Fund who would be eligible for coverage thereunder but for the fact that the Combined Fund was closed to new beneficiaries as of July 20, 1992. The premiums paid by the Company cover its own retirees and its allocated portion of the pool of retired miners whose previous employers have gone out of business.

On January 4, 1999, in connection with its dismissal from bankruptcy, the Company satisfied all of its premium obligations to the Combined Fund from the date of filing in December, 1996 through the end of 1998 plus interest, and made prepayments to the Combined Fund for its premiums for the first three quarters of 1999. Normal monthly payments resumed in October 1999. Beginning on that date, however, the Company also began receiving credits against its Combined Fund premiums at a rate of approximately $200,000 per month through April, 2000, for a total of $1,400,000 as a result of a recalculation of premiums by the Combined Fund pursuant to an order of the U.S. District Court for the Northern District of Alabama entered July 20, 1995 in National Coal Association v. Chater.

The Coal Act authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions for the future payment of benefits pursuant to the Act. The Trustees set the level of security for each company at an amount equal to three years' benefits. In Westmoreland's case this obligation was stayed during the pendency of the bankruptcy. The Company secured its obligation to provide retiree health benefits under the 1992 Plan by posting a bond in the amount of $22 million in 1999 which was increased to $23 million in 2000. The Company's bonding agent required collateral equal to 40% of the bonded amount. The bond is collateralized by U.S. Government-backed securities in the amount of $9,368,000 at June 30, 2000. The bond amount and the amount to be secured will be reviewed and adjusted on an annual basis.

The Combined Benefit Fund, faced with an impending solvency crisis because benefit expenses are exceeding premiums from covered companies, sought additional funding relief from Congress in 1999. Under the sponsorship of Senators Byrd and Rockefeller of West Virginia, the House and Senate conference committee approved, as a part of the Interior and Related Agencies appropriations bill, a transfer of $68,000,000 of accumulated interest in the Abandoned Mine Land Reclamation Fund to the Combined Fund. This bill was signed by the President and the funds were transferred. As a part of its report, the conference committee noted that this was a short-term solution and urged that the Congressional committees with jurisdiction over the matter work with the concerned parties to insure the long-term solvency of the Combined Fund. On January 27, 2000 the Administration announced it will include $346,000,000 in its current budget proposal for the UMWA Combined Benefit Fund to secure the long-term solvency of the Fund. There can be no assurance that this proposal will be enacted into law.

Over the course of the past year, varying versions of a Medicare prescription drug benefit have also generated a great deal of interest both on Capitol Hill and in the press around the country. While health care generally remains one of the most discussed matters of public policy, Congress has begun to focus increasingly on the specific concern of meeting the pharmaceutical needs of the United States' Medicare-eligible population. Congress has included $40 billion over five years in its FY 2001 budget to fund some form of prescription drug benefit. Several bills have been introduced in both the House and Senate. The House has passed a prescription drug benefit. The Senate Finance Committee is studying several alternative proposals.

A Medicare prescription drug benefit that includes Medicare eligible beneficiaries covered by the Coal Act would address one of the Company's largest and fastest growing costs at a time when funding for coal field retirees is in serious jeopardy. Westmoreland currently expends over $16 million per year on retirees' health care costs and over 50% of that expense is for prescription drugs. There is no assurance at this time what, if any, proposal will be enacted into law.

The Company is closely monitoring energy deregulation. At both the national and state level, there is an ongoing debate about removing regulatory constraints and allowing competition and market forces to determine the price of electricity. Several states have already passed legislation either permitting immediate wholesale and/or retail competition or providing a mechanism for transitioning to a competitive marketplace. The Commonwealth of Virginia has passed legislation which allows wholesale competition to begin in 2004 and retail competition to begin in 2007. At this time, the promulgation of state legislation is not expected to have any immediate impact on existing long-term power purchase agreements. Several proposed bills, calling for deregulation of the traditional utility monopolies, are pending in the U.S. Congress. When, or if, some form of national deregulation legislation will be enacted is uncertain. The Company is unable to predict the effect of deregulation on WEI.

The Company's principal current sources of cash flow from operations include cash distributions from its independent power projects, dividends from WRI and interest earned on cash reserves. Management believes that available cash should be sufficient to pay the Company's heritage costs and fund its ongoing operations for the foreseeable future.

The Company agreed to secure its obligations to the UMWA Funds under the Master Agreement for a period of six years by providing a Contingent Promissory Note ("Note"). The original principal amount of the Note is $12 million; the principal amount of the Note decreases to $6 million in 2002 and terminates in 2005. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial tests specified in the Note, or fails to maintain the required balance of $6 million in an escrow account established in connection with the Note. If the cash flows from the ROVA project exceed $8 million per year after 2001, then the $6 million held in escrow will be returned to the Company at the beginning of 2002.

Potential sources of additional liquidity include the Company's 50% share of any recovery in the ROVA litigation and reimbursement of amounts paid to the 1974 UMWA Pension Plan. Other sources of possible additional liquidity include the sale of non-strategic assets, remaining overfunded amounts from the black lung trust (in February 2000, the Company obtained a $6,400,000 distribution from this trust), ongoing increased project earnings from a favorable ROVA decision, a recovery from Morrison Knudsen for dragline repairs and the effect of any future legislation that causes Medicare to cover the cost of prescription drug benefits for the Company's retirees.

Dividends and Growth

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of the recognition of losses related to the idling of the Virginia division and the subsequent shareholders' deficit. Quarterly dividends which are accumulated but unpaid through and including July 1, 2000 amount to $10,201,000 in the aggregate ($48.88 per preferred share or $12.22 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock (which par value was $208,708 at June 30, 2000). The Company conducted two tender offers for its Preferred Stock in 1999; the Company's purchases of preferred stock from preferred stockholders in 1999 pursuant to these two offers reduced shareholders' equity by $27,800,000. The Company had an accumulated deficit at June 30, 2000 of $1,505,000 and the par value of all outstanding depositary shares and shares of common stock aggregated $17,883,000 at June 30, 2000.

In light of the impact of post-retirement health benefit costs under the Coal Act and constraints upon the payment of dividends imposed by Delaware law and resulting from the financial ratio requirements of the Master Agreement, management believes that the execution of a growth strategy is vital to the Company's ability to pay accumulated dividends on the Preferred Stock and to the Company's ability to sustain dividend payments in the future.


Following the dismissal of its bankruptcy case, the Company developed a strategic plan for growth. Among the issues the Company considered in the course of its strategic planning were:

o The market for energy in the United States, including forecasts under various economic assumptions about levels of demand for different sources of power, forecasts about levels of supply for different sources of power, and forecasts as to cost and price data.

o    The continuing impact of de-regulation on the energy market.

o The continuing impact of laws and regulations designed to protect the environment on the supply of and demand for power produced from different sources, and the opportunities that presently exist and that may arise to balance the country's desire for affordable energy and a clean environment.

o The business opportunities that presently exist and that the Company believes will arise in the energy sector.

o The Company's availability of over $200 million of net operating loss carryforwards ("NOLs"), which shield the Company's future profits from federal income taxation and thereby increase the return the Company receives from profitable investments (as compared with the return a tax paying entity that cannot shield its income from federal income tax would receive), and which the Company believes make the Company an especially attractive vehicle for investment, growth, and stockholder value.

o Paths to optimize the value of the Company's assets, including sales of assets, if the price is favorable to the Company, recognizing that the Company's asset base delivers tax-shielded cash flow to the Company and are burdened by the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"), both of which make these assets more valuable to the Company than to potential tax-paying buyers.

o Potential sources of additional cash that might become available to the Company, including (1) reimbursement of the Company's expenditures to repair the dragline at Westmoreland Resources, Inc., (2) recoveries from Virginia Power concerning the ROVA "forced outage" issue, and (3) the other potential sources described in the "Liquidity Outlook" section of Management's Discussion and Analysis of Financial Condition and Results of Operation.

o The financial effect of possible legislative developments, such as a prescription drug program that could substantially reduce the Company's obligations under the Coal Act since over 50% of the Company's post-retirement medical costs are for retiree prescription drug benefits.

o The importance of properly prioritizing and sequencing the Company's efforts, given the fact that the Company does not currently have sufficient cash to meet all of its different strategic business objectives, including the tax-advantaged expansion of the Company through acquisitions, and the ability to pay accumulated and future stock dividends.

The Company's strategic plan growth strategy is predicated on expanding the Company's existing core operations and acquiring new profitable businesses in the energy sector. (The acquisition of profitable businesses will allow the Company to use its NOLs to shield the cash flow from those tax paying businesses from federal income tax resulting in higher rates of return to the Company from these businesses.) The Company is seeking to do this in niche markets that will minimize exposure to competition and maximize opportunities for cash flows. The Company is also seeking opportunities where the tension between the cost of power and the environment can be effectively addressed.

The Company is actively pursuing opportunities in coal, oil and gas, and power production. In June 2000, the Company entered into negotiations on an exclusive basis for the sale of Knife River Corporations' coal operations. Knife River Corporation is a subsidiary of MDU Resources Group, Inc. The Company also retained Rothschild Inc. and NM Rothschild & Sons LLC as financial advisor to the Company in support of certain acquisition opportunities including Knife River Corporation.

Although management expects to improve the Company's profitability, cash flows, and shareholder equity within a reasonable period of time, such improvements cannot be guaranteed.

Going forward, the Company's Board of Directors will consider payments of preferred stock dividends on a quarterly basis, in light of the above described legal restrictions and the progress on implementing its growth strategy.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999.

Revenues for the quarter ended June 30, 2000 were $14,495,000 compared to $12,394,000 for the quarter ended June 30, 1999. The increase is due to greater sales volume at WRI.

Costs and expenses for the quarter ended June 30, 2000 were $16,312,000 compared to $16,894,000 for the quarter ended June 30, 1999. Sales volumes at WRI have increased, increasing costs and expenses accordingly. However, a decrease in selling and administrative expenses related to the expenses incurred in 1999 as a result of the proxy contest resulted in lower comparative costs in 2000. In addition there was a reduction in the Company's heritage costs as a result of adjustments in the pneumoconiosis benefit obligation due to interest rate changes.

Interest expense was $214,000 and $297,000 for the quarters ended June 30, 2000 and 1999, respectively. The decrease is due to a reduction in the interest portion on installment payments being made monthly to the 1974 UMWA Pension Plan pending resolution of the Company's arbitration proceeding with the Plan, as well as the repayment of the Company's long-term debt in March 2000.

Interest income was $414,000 for the quarter ended June 30, 2000, compared to $441,000 for the quarter ended June 30, 1999. The decrease is due the reduction in invested cash balances.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999.

Revenues for the six months ended June 30, 2000 were $27,160,000 compared to $43,223,000 for the six months ended June 30, 1999. The decrease is due to lower equity in earnings from the independent power projects which included a gain on the sale of the Rensselaer facility of approximately $17,000,000 early in 1999, and an increased loss from terminal operations in 2000 due to a further decline in the export market for coal.

Costs and expenses for the six months ended June 30, 2000 were $30,850,000 compared to $34,760,000 for the six months ended June 30, 1999. Sales volumes at WRI have increased with costs and expenses increasing accordingly. Selling and administrative expenses decreased compared to 1999. During 1999 bonuses were paid to employees in the amount of $2,600,000. In addition there were expenses incurred in 1999 relating to a proxy contest in connection with the Annual Meeting of Shareholders. (The Company notes that a Consent Solicitation has been launched in 2000 by certain members of the dissident group which initiated a proxy contest in 1999 and, as a result, the Company will report related expenses in the second half of 2000.). In addition there was a reduction in the Company's heritage costs as a result of adjustments in the pneumoconiosis benefit obligation due to interest rate changes.

Interest expense was $481,000 and $598,000 for the six months ended June 30, 2000 and 1999, respectively. The decrease is due to a reduction in the interest portion on installment payments being made monthly to the 1974 UMWA Pension Plan pending resolution of the Company's arbitration proceeding with the Plan, as well as the repayment of the Company's long-term debt in March 2000.

                                     Item 3
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company is exposed to market risk, including the effects of changes in commodity prices as discussed below.

Commodity Price Risk

The Company produces and sells coal to third parties from its coal mine in Montana and produces and sells electricity and steam to third parties from its independent power projects located in the eastern United States. Currently, all of the Company's coal production and all of its electricity and steam production is sold through long-term contracts with customers. These long-term contracts serve to minimize the Company's exposure to changes in commodity prices. The Company generally has not entered into derivative contracts to manage its exposure to changes in commodity prices, and is not a party to any such contracts at June 30, 2000.

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

                                     ITEM 3
                         DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

See Note 4 "Capital Stock" of Notes to Consolidated Financial Statements, which is incorporated by reference herein.

                                     ITEM 4
               SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

An Annual Meeting of was held on June 9, 2000. Proxies for the meeting were solicited pursuant to Section 14A of the Securities Exchange Act of 1934. Three proposals were voted upon at the meeting.

The first proposal was the election by the holders of Common Stock of five members of the Board of Directors. The tabulation of the votes cast with respect to each of the nominees for election as a Director is set forth as follows:

--------------------------------------------------------------------------------

Name                                    Votes For              Votes Withheld

--------------------------------------------------------------------------------
 Pemberton Hutchinson                   5,885,362                  883,337
 William R. Klaus                       5,885,362                  883,337
 Thomas W. Ostrander                    5,885,367                  883,332
 Christopher K. Seglem                  5,885,362                  883,337
 Thomas J. Coffey                       5,885,365                  883,334
--------------------------------------------------------------------------------

Messrs. Hutchinson, Klaus, Ostrander, Seglem, and Coffey were elected.

There were no abstentions or broker non-votes.

The second proposal was the election by the holders of Depositary Shares of two members of the Board of Directors. Each Depositary Share represents one-quarter share of the Company's Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"), the terms of which entitle the holders to elect two directors if the Company is in arrears on six or more Preferred Stock dividends. The tabulation of the votes cast with respect to each of the nominees for election as a Director, expressed in terms of the number of Depositary Shares, is as follows:

--------------------------------------------------------------------------------

Name                                     Votes For             Votes Withheld

--------------------------------------------------------------------------------
 Robert E. Killen                         575,193                  187,018
 James W. Sight                           575,193                  187,018

--------------------------------------------------------------------------------

Messrs. Killen and Sight were elected.

There were no abstentions or broker non-votes.

The third proposal was the approval of the 2000 Long-Term Incentive Stock Plan (the"Plan"). The Plan provides for the grant of incentive stock options, non-qualified stock options and stock awards by the Compensation and Benefits Committee of the Board of Directors to executives, managers and key employees of the Company and designated subsidiaries. Holders of Common Stock and Depositary Shares voted together on this proposal. The tabulation of votes is as follows:

               Votes For             Votes Against           Abstentions
               ---------             -------------           -----------
               6,268,452               1,221,921                40,537

There were no broker non-votes.


                                     Item 6
                        Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

a)       Exhibit 27 - Financial Data Schedule

         No Form 8-K's were filed during the reporting period.

                                   Signatures
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTMORELAND COAL COMPANY


Date:  August 14, 2000                    /s/ Robert J. Jaeger
       ---------------                    ----------------------
                                              Robert J. Jaeger
                                              Senior Vice President - Finance
                                              and Treasurer


                                          /s/ Laurel B. Placido
                                          -----------------------
                                              Laurel B. Placido
                                              Controller