Form 10-Q
period 2000-09-30
WESTMORELAND COAL CO
filed 2000-11-14
CIK 106455

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from __________ to ___________

                             Commission File Number
                                      0-752

                            WESTMORELAND COAL COMPANY
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               23-1128670
          --------                                               ----------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

2 North Cascade Avenue 14th Floor Colorado Springs, Colorado        80903
------------------------------------------------------------        -----
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

          Yes  [X]     No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2000: 7,069,663

                         PART I - FINANCIAL INFORMATION

                                     Item 1
                              Financial Statements

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
                                                                     September 30, 2000        December 31, 1999
--------------------------------------------------------------- ------------------------ -----------------------
                                                                                       (in thousands)
Assets
Current assets:
   Cash and cash equivalents                                                   $  9,069               $  20,122

   Receivables:
       Trade                                                                      2,667                   2,156
       Excess of trust assets over pneumoconiosis benefit
         obligation                                                                   -                   6,397
       Terminated pension plan, net                                                   -                     500
       Other                                                                        371                     621
--------------------------------------------------------------- ------------------------ -----------------------
                                                                                  3,038                   9,674
   Other current assets                                                           1,374                   1,180
--------------------------------------------------------------- ------------------------ -----------------------
       Total current assets                                                      13,481                  30,976
--------------------------------------------------------------- ------------------------ -----------------------

Property, plant and equipment:
       Land and mineral rights                                                   10,572                  10,572
       Plant and equipment                                                       66,134                  66,231
--------------------------------------------------------------- ------------------------ -----------------------
                                                                                 76,706                  76,803
       Less accumulated depreciation and depletion                               41,708                  40,245
--------------------------------------------------------------- ------------------------ -----------------------
                                                                                 34,998                  36,558

Investment in independent power projects                                         50,002                  45,225
Investment in Dominion Terminal Associates (DTA)                                  4,395                   4,672
Workers' compensation bond                                                        3,804                   4,748
Prepaid pension cost                                                              4,009                   3,897
Excess of trust assets over pneumoconiosis benefit
  obligation                                                                      5,800                   5,255
Security deposits                                                                15,368                  10,148
Other assets                                                                      1,122                     818
--------------------------------------------------------------- ------------------------ -----------------------

       Total Assets                                                           $ 132,979               $ 142,297
=============================================================== ======================== =======================
                                                                                                     (Continued)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
----------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
                                                                     September 30, 2000        December 31, 1999
  ------------------------------------------------------------- ------------------------ -----------------------
                                                                                      (in thousands)
  Liabilities and Shareholders' Equity (Deficit)
  Current liabilities:
     Current installments of long-term debt                                    $      -                $    220
     Accounts payable and accrued expenses                                        5,466                   5,942
     Workers compensation                                                         3,200                   3,200
     Postretirement medical costs                                                10,130                  10,130
     UMWA 1974 Pension Plan obligation                                            1,257                   1,128
     Other accrued expenses                                                         692                     970
     Reorganization expenses                                                         73                     400
     Reclamation costs                                                              100                     100
  ------------------------------------------------------------- ------------------------ -----------------------
     Total current liabilities                                                   20,918                  22,090
  ------------------------------------------------------------- ------------------------ -----------------------

  Long-term debt, less current installments                                           -                   1,343
  Accrual for workers compensation                                               12,786                  15,072
  Accrual for postretirement medical costs                                       81,705                  78,643
  1974 UMWA Pension Plan obligations                                              9,734                  10,751
  Accrual for reclamation costs, less current portion                             2,336                   2,537
  Other liabilities                                                               2,199                   1,930

  Minority interest                                                               5,841                   6,874

  Commitments and contingent liabilities

  Shareholders' equity (deficit)
     Preferred stock of $1.00 par value
       Authorized 5,000,000 shares;
       Issued and outstanding 208,708 shares at
         September 30, 2000 and December 31, 1999                                   209                     209

     Common stock of $2.50 par value
       Authorized 20,000,000 shares;
       Issued and outstanding 7,069,663 shares at
         September 30, 2000 and 7,067,663 shares at
         December 31, 1999                                                       17,674                  17,669
     Other paid-in capital                                                       67,318                  67,315
     Accumulated deficit                                                        (87,741)                (82,136)
  ------------------------------------------------------------- ------------------------ -----------------------
     Total shareholders' equity (deficit)                                        (2,540)                  3,057
  ------------------------------------------------------------- ------------------------ -----------------------

     Total Liabilities and Shareholders' Equity  (Deficit)                   $  132,979              $  142,297
  ============================================================= ======================== =======================

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Income
----------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
                                                                   Three Months Ended                   Nine Months Ended
                                                                       September 30,                       September 30,
                                                                   2000            1999               2000             1999
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
                                                                           (in thousands except per share data)

Revenues:
   Coal                                                       $   8,851       $  11,426         $  28,666        $  28,660
   Independent power - equity in earnings                         5,768           3,283            13,978           29,990
   DTA - share of losses                                           (491)           (417)           (1,356)          (1,135)
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
                                                                 14,128          14,292            41,288           57,515
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
Costs and expenses:
   Cost of sales - coal                                           7,508           9,980            24,131           24,943
   Depreciation, depletion and amortization                         580             327             1,463            1,071
   Selling and administrative                                     1,782           1,622             4,959            8,399
   Heritage costs                                                 5,539           6,440            16,144           18,917
   Pension benefit                                                  (37)            (55)             (475)            (165)
   Doubtful account recoveries                                     (400)            (74)             (400)            (165)
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------
                                                                 14,972          18,240            45,822           53,000
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------

Operating income (loss)                                            (844)         (3,948)           (4,534)           4,515

Other income (expense):
   Gains on sales of assets                                           -             364                 -              433
   Interest expense                                                (215)           (298)             (696)            (896)
   Interest income                                                  504             652             1,465            1,617
   Minority interest                                               (136)           (297)             (567)            (672)
   Other income (expenses)                                         (344)            293            (1,273)             116
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------

Income (loss) before income taxes                                (1,035)         (3,234)           (5,605)           5,113

Income taxes                                                          -              99                 -               54
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------

Net income (loss)                                                (1,035)         (3,135)           (5,605)           5,167

Less preferred stock dividend requirements                         (444)           (663)           (1,332)          (1,989)
------------------------------------------------------ ----------------- ---------------- ----------------- ----------------

Net income (loss) applicable to common
  shareholders                                                $  (1,479)      $  (3,798)        $  (6,937)        $  3,178
====================================================== ================= ================ ================= ================

Basic and diluted net income (loss) per share
  applicable to common shareholders                           $    (.21)      $    (.54)        $    (.98)        $    .45

Weighted average number of common shares
  outstanding                                                     7,070           7,033             7,070            7,033
====================================================== ================= ================ ================= ================

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows

----------------------------------------------------------------------------------------------------------------------------
                                                                                                      (Unaudited)
 Nine Months Ended September 30,                                                                   2000                1999
 ---------------------------------------------------------------------------------- -------------------- -------------------
                                                                                                     (in thousands)
 Cash flows from operating activities:
 Net income (loss)                                                                           $   (5,605)          $   5,167
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
       Equity earnings from independent power projects                                          (13,978)            (29,990)
       Cash received from independent power projects                                              9,201              49,545
       Share of losses from DTA                                                                   1,356               1,135
       Cash generated by DTA                                                                        147                 759
       Cash contributions to DTA                                                                 (1,226)             (1,197)
       Depreciation, depletion and amortization                                                   1,463               1,071
       Stock compensation expense                                                                     -                 271
       Gain on disposition of assets                                                                  -                (433)
       Minority interest                                                                            567                 672
       Other                                                                                       (304)                (57)

 Changes in assets and liabilities:
       Accounts receivable, net of allowance for doubtful accounts                                6,636                 459
       Other current assets                                                                        (194)               (805)
       Workers' compensation bond                                                                   944                 317
       Prepaid pension asset                                                                       (112)               (165)
       Excess of trust assets over pneumoconiosis benefit obligation                               (545)              2,200
       Accounts payable and accrued expenses                                                       (754)             (3,080)
       Income tax payable                                                                             -              (2,110)
       Accrual for workers compensation                                                          (2,286)             (2,609)
       Accrual for postretirement medical costs                                                   3,062               6,464
       Consent judgment payment obligation                                                            -             (39,006)
       1974 UMWA Pension Plan obligations                                                          (888)             (1,576)
       Other liabilities                                                                             68                 (67)
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash used in operating activities before reorganization items                               (2,448)            (13,035)
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Changes in reorganization items                                                                   (327)             (6,643)
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash used in operating activities                                                           (2,775)            (19,678)
 ---------------------------------------------------------------------------------- -------------------- -------------------

 Cash flows from investing activities:
    Fixed asset additions                                                                          (433)             (1,959)
    Reimbursement from mine operator                                                                530                   -
    Long-term deposits                                                                           (5,220)            (11,079)
    Net proceeds from sales of assets                                                                 -                 719
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash used in investing activities                                                           (5,123)            (12,319)
 ---------------------------------------------------------------------------------- -------------------- -------------------

 Cash flows from financing activities:
    Repayment of long-term debt                                                                  (1,563)               (211)
    Dividends paid to minority interest                                                          (1,600)                  -
    Exercise of stock options                                                                         8                  66
    Purchase of preferred stock                                                                       -             (20,000)
 ---------------------------------------------------------------------------------- -------------------- -------------------
 Net cash used in financing activities                                                           (3,155)            (20,145)
 ---------------------------------------------------------------------------------- -------------------- -------------------

 Net decrease in cash and cash equivalents                                                      (11,053)            (52,142)
 Cash and cash equivalents, beginning of period                                                  20,122              84,073
 ================================================================================== ==================== ===================
 Cash and cash equivalents, end of period                                                    $    9,069          $   31,931
 ================================================================================== ==================== ===================

 Supplemental disclosures of cash flow information:  Cash paid during the period for:
    Interest                                                                                   $    696           $   5,708
    Taxes                                                                                      $      -           $   2,110

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

3.   Contingencies

Westmoreland Energy, Inc. ("WEI") - WEI Project Contingencies

Southampton Project - In October, 1998, the Southampton Partnership and Virginia Power entered into a settlement agreement of their administrative proceeding before the Federal Energy Regulatory Commission ("FERC") concerning the Southampton project's compliance with Qualifying Facility ("QF") criteria and payments arising out of plant performance in 1992. The settlement provided for, among other items, payments by the Southampton Partnership to Virginia Power of $1,000,000 annually for the years 1999-2001, followed by a reduction in capacity payments from Virginia Power to the Southampton Partnership of $500,000 for each of the years 2002-2008. Following 2008, Virginia Power could elect to terminate its power purchases from the Southampton Partnership or continue to be entitled to the $500,000 annual reduction in capacity payments for the remainder of the power purchase agreement. The settlement was approved by the FERC.

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

ROVA I Project - WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership's principal customer, Virginia Power, contracted to purchase the electricity generated by ROVA I, one of two units included in the ROVA Partnership, under a long-term contract (the "Power Purchase and Operating Agreement"). In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of provisions of the contract dealing with the payment of the capacity purchase price when the facility experiences a "forced outage" day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The ROVA Partnership believed that the customer was required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated allowed annual number. The customer asserted that it was not required to do so.

In October 1994, the ROVA Partnership filed a complaint against Virginia Power seeking damages, contending that Virginia Power breached the Power Purchase and Operating Agreement ("PPOA") in withholding such forced outage capacity payments. The case was tried beginning on October 26, 1998 in the Circuit Court of the City of Richmond, Virginia. On December 2, 1998, the Circuit Court entered judgment in the ROVA Partnership's favor for the amount of $14,800,000 (the amount that Virginia Power had withheld at the trial date) plus interest for a total of $19,336,214. On December 21, 1998, Virginia Power posted its appeal bond and on December 29, 1998, noted its appeal of the Circuit Court's decision to the Virginia Supreme Court. Interest continued to accrue on the judgement. The Virginia Supreme Court heard oral arguments on January 11, 2000 and on March 3, 2000 reversed the trial court's decision because the trial court had excluded certain oral evidence. The Virginia Supreme Court remanded the matter for further proceedings, and the Circuit Court set those proceedings for October 30 of this year. However, the trial date has been postponed and not rescheduled. From May 1994, through October 2000, Virginia Power withheld approximately $21,355,000 of capacity payments during periods of forced outages. Interest continues to accrue on this amount.

On September 25, 2000, the ROVA Partnership announced that an agreement to settle the ROVA contract dispute had been reached for cash and other considerations. The settlement is subject to certain conditions, including mutually acceptable completed documentation of a revised and mutually beneficial PPOA and consent of project lenders. To date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power.

Rensselaer - On March 15, 1999, LG&E-Westmoreland Rensselaer ("LWR") completed the sale of the Rensselaer Project to Fulton Cogeneration Associates, L.P. ("Fulton"). LWR received approximately $68,000,000 in cash as consideration for the sale of the Rensselaer plant and operating contracts. After payment of expenses and remaining debts, WEI's share of the proceeds was approximately $33,000,000.

Westmoreland Resources, Inc.

Westmoreland Resources, Inc. ("WRI") has incurred costs of approximately $4,100,000 to repair the dragline at the Absaloka mine since 1998. WRI's mining contractor, Morrison Knudsen ("MK"), has reimbursed WRI for $530,000 of these costs. The Company believes, under the terms of WRI's agreements with Morrison Knudsen, that MK is responsible for all dragline repairs. WRI has expended these amounts to assure continued, uninterrupted production at WRI, and has demanded reimbursement from Morrison Knudsen for the full cost of the repair plus interest. On February 24, 2000, MK notified WRI that it sought to arbitrate the issue. Believing the issue to not be subject to arbitration, on March 7, 2000, WRI commenced litigation against Morrison Knudsen in the United States District Court for the District of Montana seeking, among other things, payment by Morrison Knudsen of approximately $3,600,000 of dragline repair costs paid or expected to be paid by WRI, plus accrued interest. The Company has not recorded in its financial statements any additional amounts that may be recovered from Morrison Knudsen.

4.   Capital Stock

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders' deficit. The quarterly dividends which are accumulated but unpaid through and including October 1, 2000 amount to $10,644,000 in the aggregate ($51.00 per preferred share or $12.75 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

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

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock (which par value was $208,708 at September 30, 2000). The Company had an accumulated deficit at September 30, 2000 of $2,540,000 and the par value of all outstanding shares of preferred stock and shares of common stock aggregated $17,883,000 at September 30, 2000.

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

7.   BUSINESS SEGMENT INFORMATION

The Company's current operations have been classified into three segments: coal, independent power operations and terminal operations. The coal segment includes the production and sale of coal from the Powder River Basin in eastern Montana. The independent power operations segment includes the development, management and ownership of interests in cogeneration and other non-regulated independent power plants. The terminal operation segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. The "Corporate" classification noted in the tables represents all costs not otherwise classified, including corporate office charges, heritage costs, and all residual costs of the idled Virginia Division. Summarized financial information by segment for the quarters and nine months ended September 30, 2000 and 1999, respectively, is as follows:

Quarter ended September 30, 2000

                                                 Coal      Independent       Terminal
                                                                 Power     Operations       Corporate          Total
                                       --------------- ---------------- -------------- --------------- -------------
                                                                      (in thousands)
Revenues:
  Coal revenue                              $   8,851        $       -     $         -      $       -     $    8,851
  Equity in earnings (share
    of losses)                                      -            5,768            (491)             -          5,277
                                       -----------------------------------------------------------------------------
                                                8,851            5,768            (491)             -         14,128

Costs and expenses:
  Cost of sales - coal                          7,508                -               -              -          7,508
  Depreciation, depletion,
     and amortization                             548                8               -             24            580
  Selling and administrative
     expense                                      161              133              30          1,458          1,782
  Heritage costs                                    -                -               -          5,539          5,539
  Pension benefit                                   -                -               -            (37)           (37)
  Doubtful account recoveries                       -                -               -           (400)          (400)
                                       -----------------------------------------------------------------------------

Operating income (loss)                     $     634        $   5,627     $      (521)     $  (6,584)    $     (844)
                                       =============================================================================

Capital expenditures                        $      46        $       2     $         -      $       4     $       52
                                       =============================================================================
Property, plant and
  equipment (net)                           $  34,879        $      68     $         8      $      43     $   34,998
                                       =============================================================================

Information for the Company's reportable segments relates to September 30, 2000 consolidated totals as follows:

                                                          in thousands
                                              ------------------------
Operating loss                                              $     (844)
Interest expense                                                  (215)
Interest income                                                    504
Minority interest                                                 (136)
Other expense                                                     (344)
                                              -------------------------

Loss before income taxes                                    $   (1,035)
                                              =========================

Quarter ended September 30, 1999

                                                Coal       Independent        Terminal
                                                                 Power      Operations       Corporate         Total
                                      --------------- ----------------- --------------- --------------- ------------
                                                                      (in thousands)
Revenues:
  Coal revenue                              $  11,426        $       -     $         -      $       -     $   11,426
  Equity in earnings (share of
    losses)                                         -            3,283            (417)             -          2,866
                                       -----------------------------------------------------------------------------
                                               11,426            3,283            (417)             -         14,292

Costs and    expenses:
  Cost of sales - coal                          9,980                -               -              -          9,980
  Depreciation, depletion,
    and amortization                              290                7               -             30            327
  Selling and administrative
    expense (benefit)                             147               (8)             71          1,412          1,622
  Heritage costs                                    -                -               -          6,440          6,440
  Pension benefit                                   -                -               -            (55)           (55)
  Doubtful account recoveries                       -                -               -            (74)           (74)
                                       -----------------------------------------------------------------------------

Operating income (loss)                     $   1,009        $   3,284     $      (488)     $  (7,753)    $   (3,948)
                                       =============================================================================

Capital expenditures                        $     276        $      14     $         -      $      13     $      303
                                       =============================================================================

Property, plant and
  equipment (net)                           $  36,720        $      80     $         8      $     146     $   36,954
                                       =============================================================================

Information for the Company's reportable segments relates to September 30, 1999 consolidated totals as follows:

                                                           in thousands
                                              -------------------------
Operating income                                            $   (3,948)
Gain on sale of assets                                             364
Interest expense                                                  (298)
Interest income                                                    652
Minority interest                                                 (297)
Other income (expense)                                             293
                                              -------------------------

Loss before income taxes                                    $   (3,234)
                                              =========================

Nine months ended September 30, 2000

                                                Coal       Independent        Terminal
                                                                 Power      Operations       Corporate         Total
                                      --------------- ----------------- --------------- --------------- ------------
                                                                      (in thousands)
Revenues:
  Coal revenue                              $  28,666        $       -     $         -      $       -     $   28,666
  Equity in earnings (share
    of losses)                                      -           13,978          (1,356)             -         12,622
                                       -----------------------------------------------------------------------------
                                               28,666           13,978          (1,356)             -         41,288

Costs and expenses:
  Cost of sales - coal                         24,131                -               -              -         24,131
  Depreciation, depletion,
    and amortization                            1,354               22               -             87          1,463
  Selling and administrative
    expense                                       471              324             303          3,861          4,959
  Heritage costs                                    -                -               -         16,144         16,144
  Pension benefit                                   -                -               -           (475)          (475)
  Doubtful account recoveries                       -                -               -           (400)          (400)
                                       -----------------------------------------------------------------------------

Operating income (loss)                     $   2,710        $  13,632     $    (1,659)     $ (19,217)    $   (4,534)
                                       =============================================================================

Capital expenditures                        $     421        $       8     $         -      $       4     $      433
                                       =============================================================================
Property, plant and
  equipment (net)                           $  34,879        $      68     $         8      $      43     $   34,998
                                       =============================================================================

Information for the Company's reportable segments relates to September 30, 2000 consolidated totals as follows:

                                                          in thousands
                                              ------------------------
Operating loss                                              $   (4,534)
Interest expense                                                  (696)
Interest income                                                  1,465
Minority interest                                                 (567)
Other expense                                                   (1,273)
                                              -------------------------

Loss before income taxes                                    $   (5,605)
                                              =========================

Nine months ended September 30, 1999

                                                Coal       Independent        Terminal
                                                                 Power      Operations       Corporate         Total
                                      --------------- ----------------- --------------- --------------- ------------
                                                                      (in thousands)
Revenues:
  Coal revenue                              $  28,660        $       -     $         -      $       -     $   28,660
  Equity in earnings (share of
    losses)                                         -           29,990          (1,135)             -         28,855
                                      ------------------------------------------------------------------------------
                                               28,660           29,990          (1,135)             -         57,515

Costs and    expenses:
  Cost of sales - coal                         24,943                -               -              -         24,943
  Depreciation, depletion,
    and amortization                              962               23               -             86          1,071
  Selling and administrative
    expense                                       610              974             626          6,189          8,399
  Heritage costs                                    -                -               -         18,917         18,917
  Pension benefit                                   -                -               -           (165)          (165)
  Doubtful account recoveries                       -                -               -           (165)          (165)
                                      ------------------------------------------------------------------------------

Operating income (loss)                     $   2,145        $  28,993     $    (1,761)     $ (24,862)    $    4,515
                                      ==============================================================================

Capital expenditures                        $   1,908        $      20     $         -      $      31     $    1,959
                                      ==============================================================================

Property, plant and
  equipment (net)                           $  36,720        $      80     $         8      $     146     $   36,954
                                      ==============================================================================

Information for the Company's reportable segments relates to September 30, 1999 consolidated totals as follows:

                                                           in thousands
                                              -------------------------
Operating income                                              $  4,515
Gain on sale of assets                                             433
Interest expense                                                  (896)
Interest income                                                  1,617
Minority interest                                                 (672)
Other income (expense)                                             116
                                              -------------------------

Income before income taxes                                    $  5,113
                                              =========================

                                     Item 2
--------------------------------------------------------------------------------
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Material Changes in Financial Condition From December 31, 1999 to September 30, 2000

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

Liquidity and Capital Resources

Cash used in operating activities was $2,775,000 for the nine months ended September 30, 2000. Cash used in operating activities was $19,678,000 for the nine months ended September 30, 1999. The change in cash used in operations in 2000 compared to 1999 is mainly due to the receipt in 2000 of one-time cash distributions from the overfunded pneumoconiosis trust and workers' compensation bond and the additional payment of cumulative pre-petition liabilities, one-time reorganization costs and alternative minimum income taxes offset by the proceeds received on the sale of Rensselaer in 1999.

Cash used in investing activities was $5,123,000 for the nine months ended September 30, 2000. Cash used in investing activities for the nine months ended September 30, 1999 was $12,319,000. Cash used in investing activities in 2000 included fixed asset additions of $433,000 (including $421,000 at WRI) offset by the partial reimbursement from the mine operator of $530,000. Cash used in investing activities in 1999 included fixed asset additions of $1,908,000 at WRI offset by proceeds from sales of assets elsewhere of $719,000. Cash used in investing activities also included funding collateral required for long-term security deposits and bond obligations of $5,220,000 in 2000 and $11,079,000 in 1999.

Cash used in financing activities for the nine months ended September 30, 2000 and 1999 totaled $3,155,000 and $20,145,000, respectively. Cash used in financing activities in 2000 related to the retirement of debt as well as dividends paid to minority shareholders of WRI. Cash used in 1999 is primarily related to repayment of debt at WRI as well as cash paid for the purchase of preferred stock during the Company's first tender offer.

Consolidated cash and cash equivalents at September 30, 2000 totaled $9,069,000 (including $5,829,000 at WRI). At December 31, 1999, cash and cash equivalents totaled $20,122,000 (including $14,314,000 at WRI). Subject to WRI's working capital requirements, the cash at WRI, an 80%-owned subsidiary, is available to the Company through dividends. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $19,172,000 at September 30, 2000 and $14,896,000 at December 31, 1999. Restricted cash at September 30, 2000 represents interest-bearing cash deposit accounts which collateralize the Company's Contingent Promissory Note required by the Master Agreement dated as of January 4, 1999 ("Master Agreement") among the Company, its four principal subsidiaries, the UMWA 1992 Benefit Plan and its trustees, the UMWA Combined Benefit Fund and its trustees, the UMWA 1974 Pension Trust and its trustees, the UMWA, and the Official Committee of Equity Security Holders in the Company's chapter 11 case, and the surety bond for the security required by the 1992 UMWA Benefit Plan of $6,000,000 and $9,368,000, respectively, as well as $3,804,000 that collateralizes the outstanding surety bonds for its workers compensation self-insurance programs. Restricted cash increased $5,220,000 in 2000, representing additional funding of collateral for the 1992 UMWA Benefit Plan bond. The Company also has $8,000,000 in interest-bearing debt reserve accounts for certain of the Company's independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects. In addition, there is a surplus in the Company's pneumoconiosis trust of approximately $5,800,000, that may be available to pay postretirement health benefits dependent upon future actuarial calculations, as well as $4,009,000 of surplus in the salaried pension plan, a portion of which may not be available depending upon the form of distribution.

Liquidity Outlook

The major factor impacting the Company's liquidity outlook is its significant "heritage costs". The heritage costs consist primarily of cash payments for postretirement medical benefits and workers' compensation costs. The Company also is obligated for salaried employee pension and pneumoconiosis benefits; however, both of these future obligations have a funding surplus at present. The Company has ongoing cash expenditures in excess of $16,000,000 per year for postretirement medical benefits which the Company believes, in the absence of possible legislative action, will remain fairly constant over the next four years and then steadily decline to zero over the next approximately thirty-six years. In addition, the Company has cash expenditures of approximately $3,000,000 per year for workers' compensation benefits which will steadily decline to zero over the next approximately nineteen years.

One element of heritage cost is UMWA pensions under the 1974 (Retirement) Plan. Since this plan is a multiemployer plan under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the plan. The Company believes the Plan was fully funded at the time the Company terminated its last UMWA employees in 1998 and withdrew from the Plan. However, the plan claims that the Company withdrawal occurred at a different date, and when the Company withdrew the plan was not fully funded. The Plan has asserted a claim of $13,800,000, which the Company is vigorously contesting through arbitration as provided under ERISA. The arbitration proceeding was set to begin on October 16, 2000; however, it has been continued until June 4, 2001. In accordance with the Multiemployer Pension Plan Amendments Act of 1980, the Company has made monthly principal and interest payments to the plan while it pursues its rights and will continue to make such monthly payments until arbitration is completed. Included in the payments made in 2000 is interest of approximately $665,000. At the conclusion of arbitration the Company may be entitled to a refund or it could be required to pay any remaining obligation in installments through 2008.

Under the Coal Industry Retiree Health Benefits Act ("Coal Act"), the Company is required to provide postretirement medical benefits for UMWA miners by making premium payments into three benefit plans: (i) the UMWA Combined Benefit Fund (the "Combined Fund"), a multiemployer plan which benefits miners who retired before January 1, 1976 or who retired thereafter but whose last employer did not provide benefits pursuant to an operator-specific Individual Employer Plan ("IEP"), (ii) an IEP for miners who retired after January 1, 1976 whose last employer remains in business and maintains an IEP, and (iii) the 1992 UMWA Benefit Plan, a multiemployer plan which benefits (A) miners who were eligible to retire on February 1, 1993, who retired on or before September 30, 1994 and whose former employers are no longer in business, (B) miners receiving benefits under an IEP whose former employer goes out of business and ceases to maintain the IEP, and (C) new spouses or new dependents of retirees in the Combined Fund who would be eligible for coverage thereunder but for the fact that the Combined Fund was closed to new beneficiaries as of July 20, 1992. The premiums paid by the Company cover its own retirees and its allocated portion of the pool of retired miners whose previous employers have gone out of business.

On January 4, 1999, in connection with its dismissal from bankruptcy, the Company satisfied all of its premium obligations to the Combined Fund from the date of filing in December, 1996 through the end of 1998 plus interest, and made prepayments to the Combined Fund for its premiums for the first three quarters of 1999. Normal monthly payments resumed in October 1999. Beginning on that date, however, the Company also began receiving credits against its Combined Fund premiums at a rate of approximately $200,000 per month through April, 2000, for a total of $1,400,000 as a result of a recalculation of premiums by the Combined Fund pursuant to an order of the U.S. District Court for the Northern District of Alabama entered July 20, 1995 in National Coal Association v.
Chater. In October 2000, the Company received notification that its normal monthly premiums would decline approximately $80,000 per month for the next twelve months due to a reduction in the Combined Fund's costs.

The Combined Benefit Fund, faced with an impending solvency crisis because benefit expenses are exceeding premiums from contributing companies, again sought additional funding relief from Congress in 2000. On January 27, 2000 the Administration announced it would include $346,000,000 in its current budget proposal for the UMWA Combined Benefit Fund to secure the long-term solvency of the Combined Fund. Under the sponsorship of Senators Byrd and Rockefeller of West Virginia, the House and Senate conference committee subsequently approved, as a part of the Interior and Related Agencies appropriations bill, a transfer of $94,000,000 of accumulated interest in the Abandoned Mine Land Reclamation Fund ("AML") to the Combined Fund. As a part of its report, the conference committee noted that this was a short-term solution and urged that the Congressional committees with jurisdiction over the matter work with the concerned parties to insure the long-term solvency of the Combined Fund. The conference committee went on to admonish the parties not to ask for additional funding from AML in the future.

The Coal Act authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions for the future payment of benefits pursuant to the Act. The Trustees set the level of security for each company at an amount equal to three years' benefits. In Westmoreland's case this obligation was stayed during the pendency of the bankruptcy. The Company secured its obligation to provide retiree health benefits under the 1992 Plan by posting a bond in the amount of $22 million in 1999 which was increased to $23 million in 2000. The Company's bonding agent required collateral equal to 40% of the bonded amount. The bond is collateralized by U.S. Government-backed securities in the amount of $9,368,000 at September 30, 2000. The bond amount and the amount to be secured will be reviewed and adjusted on an annual basis.

Over the course of the past year, varying versions of a Medicare prescription drug benefit have also generated a great deal of interest by both political parties, their candidates and in the press around the country. While health care generally remains one of the most discussed matters of public policy, politicians have begun to focus increasingly on the specific concern of meeting the pharmaceutical needs of the United States' Medicare-eligible population. Congress has included $40 billion over five years in its FY 2001 budget to fund some form of prescription drug benefit. Several bills have been introduced in both the House and Senate. The House has passed a prescription drug benefit. The Senate Finance Committee is studying several alternative proposals. A constant theme for both major political party presidential candidates has been a prescription drug benefit.

A Medicare prescription drug benefit that covers Medicare eligible beneficiaries covered by the Coal Act would address one of the Company's largest and fastest growing costs. Westmoreland currently expends over $16 million per year on retirees' health care costs and over 50% of that expense is for prescription drugs. There is no assurance at this time what, if any, proposal will be enacted into law or what effect, if any, that it may have on the Company's obligations and payments.

The Company is closely monitoring energy deregulation as it might effect both WEI and WRI. At both the national and state level, there is an ongoing debate about removing regulatory constraints and allowing competition and market forces to determine the price of electricity. Several states have already passed legislation either permitting immediate wholesale and/or retail competition or providing a mechanism for transitioning to a competitive marketplace. The Commonwealth of Virginia has passed legislation which allows wholesale competition to begin in 2004 and retail competition to begin in 2007. At this time, the promulgation of state legislation is not expected to have any immediate impact on existing long-term power purchase agreements. Several proposed bills, calling for deregulation of the traditional utility monopolies, are pending in the U.S. Congress. When, or if, some form of national deregulation legislation will be enacted is uncertain. The Company is unable to predict the effect of deregulation on WEI or WRI.

The Company's principal current sources of cash flow from operations include cash distributions from its independent power projects, dividends from WRI and interest earned on cash reserves. Management believes that available cash should be sufficient to pay the Company's heritage costs and fund its ongoing operations for the foreseeable future. In addition, the Company is engaged in two acquisitions, the coal businesses of Montana Power and Knife River, that, if consummated, the Company anticipates would be accretive to operating earnings and cash flow. The Company expects to finance these acquisitions from various sources including lender financing and the proceeds from the settlement of the ROVA forced outage day issue.

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

Potential sources of additional liquidity include the Company's 50% share of any recovery in the ROVA litigation and reimbursement of amounts paid to the 1974 UMWA Pension Plan. Other sources of possible additional liquidity include the sale of non-strategic assets, remaining overfunded amounts from the black lung trust (in February 2000, the Company obtained a $6,400,000 distribution from this trust) and the salaried pension plan, ongoing increased project earnings from a revised and mutually beneficial PPOA for ROVA, a recovery from Morrison Knudsen for dragline repairs and the effect of any future legislation that causes Medicare to cover the cost of prescription drug benefits for the Company's retirees.

Dividends and Growth

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of the recognition of losses related to the idling of the Virginia division and the subsequent shareholders' deficit. Quarterly dividends which are accumulated but unpaid through and including October 1, 2000 amount to $10,644,000 in the aggregate ($51.00 per preferred share or $12.75 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders' equity in excess of the par value of the Company's two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders' equity exceeds the par value of the preferred stock (which par value was $208,708 at September 30, 2000). The Company conducted two tender offers for its Preferred Stock in 1999; the Company's purchases of preferred stock from preferred stockholders in 1999 pursuant to these two offers reduced shareholders' equity by $27,800,000. The Company had an accumulated deficit at September 30, 2000 of $2,540,000 and the par value of all outstanding depositary shares and shares of common stock aggregated $17,883,000 at September 30, 2000.

In light of the impact of post-retirement health benefit costs under the Coal Act and constraints upon the payment of dividends imposed by Delaware law and resulting from the financial ratio requirements of the Master Agreement, management believes that the execution of a growth strategy is vital to the Company's ability to pay accumulated dividends on the Preferred Stock and to the Company's ability to resume and sustain dividend payments in the future.


Following the dismissal of its bankruptcy case, the Company undertook an extensive review, analysis and development of its strategic plan for growth which was communicated to shareholders in the Annual Letter to Shareholders in March 2000. Among the issues the Company considered in the course of its strategic planning were:

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

     o Potential sources of additional cash that might become available to the Company, including (1) reimbursement of the Company's expenditures to repair the dragline at Westmoreland Resources, Inc., (2) recoveries from Virginia Power concerning the ROVA "forced outage" issue, and (3) the other potential sources described in the "Liquidity Outlook" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company's strategic plan is predicated on expanding the Company's existing core operations and acquiring profitable businesses in the energy sector. (The acquisition of profitable businesses will allow the Company to use its NOLs to shield the cash flow from those tax paying businesses from federal income tax resulting in higher rates of return to the Company from these businesses.) The Company is seeking to do this in niche markets that will minimize exposure to competition and maximize opportunities for cash flows. The Company is also seeking opportunities where the tension between the cost of power and the environment can be effectively addressed.

The availability of the Company's net operating loss carryforwards, ("NOLs"), which the Company hopes to fully utilize through its growth strategy, is governed by Section 382 of the Internal Revenue Code of 1986 ("Code"). The Code limits the utilization of a corporation's NOLs if an "ownership change" within the meaning of the Code (an "Ownership Change") occurs with respect to that corporation. In general, an Ownership Change occurs if, among other things, "5-percent shareholders" within the meaning of the Code (5-Percent Shareholders") increase their percentage ownership of the corporation's stock by more than 50 percentage points over any three-year period. A 5-Percent Shareholder is any person who owns 5 percent or more of the value of the corporation's stock, and the value of the corporation's stock is the sum of the market values of all of the corporation's outstanding shares. The Company continues to monitor the ongoing status of ownership changes by 5-Percent Shareholders and cautions its current shareholders and potential investors that the creation of new 5-Percent Shareholders or trading by existing 5-Percent Shareholders could negatively impact the calculation of the ownership change. The Company believes that based on public information currently on file there has not been an ownership change, but that the percentage of change is approximately 40%. If the percentage of change begins to approach the 50% limitation, then the Company may ask shareholders for their assistance in minimizing the change.

The Company is actively pursuing opportunities in coal, oil and gas, and power production. In June 2000, the Company entered into negotiations on an exclusive basis for the sale of Knife River Corporations' coal operations. Knife River Corporation is a subsidiary of MDU Resources Group, Inc. On September 28, 2000, the Company and Knife River Corporation announced that the Company had agreed to acquire Knife River Corporation's coal operations for $28.8 million in cash, excluding final settlement cost adjustments, and other consideration. The Knife River Corporation's operations produced approximately 3 million tons in 1999. Closing of the transaction is expected to occur following regulatory approval and financing, among other conditions and is subject to board approval. On September 15, 2000, the Company announced that Westmoreland had agreed to acquire Montana Power Company's coal business unit for $138 million in cash. The Montana Power Company's coal operations produced approximately 20 million tons of coal in 1999. Closing is expected to occur following regulatory approval and financing, among other conditions. The Company retained Rothschild Inc. and NM Rothschild & Sons LLC as financial advisor to the Company in support of these opportunities.

Although management expects to improve the Company's profitability, cash flows, and shareholders' equity within a reasonable period of time, such improvements cannot be guaranteed.

Going forward, the Company's Board of Directors will consider payments of preferred stock dividends on a quarterly basis, in light of the above described legal restrictions and the progress on implementing its growth strategy.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999.

Revenues for the quarter ended September 30, 2000 were $14,128,000 compared to $14,292,000 for the quarter ended September 30, 1999. Coal sales revenue for the quarter was lower than last year as a result of a decline in tons sold. This reduction in coal sales revenue was offset by increased independent power equity in earnings as a result of increased earnings at the Company's independent power projects. The increase in earnings at the Company's Independent Power Projects is a result of reduced operating expenses and the reversal of approximately $1 million of accrued major maintenance expenses at all the projects. The share of losses at DTA (Dominion Terminal Associates) increased due to low throughput volume as a result of the ongoing decline in the export market.

Costs and expenses for the quarter ended September 30, 2000 were $14,972,000 compared to $18,240,000 for the quarter ended September 30, 1999. Sales volumes at WRI decreased during the third quarter, compared to last year, decreasing costs and expenses accordingly. There was a reduction in the Company's heritage costs as a result of adjustments in the pneumoconiosis benefit obligation due to interest rate changes. In 1999 an expense of $446,000 was recognized during the third quarter and in 2000 income of $109,000 was recognized during the third quarter. Expenses related to the accrual of postretirement medical expenses were lower by $386,000 during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 as a result of a decline in projected expense as determined by the most recent actuarial studies. Doubtful account recoveries were greater in 2000 due to the collection of proceeds from the sales of assets related to the Adventure Resources bankruptcy proceedings.

In 1999, the Company sold all remaining book assets of its idled Virginia Division. The assets consisted of the Bullitt Preparation Plant and Transloader Complex. The transaction resulted in a net gain of approximately $360,000 and is shown as a gain on sale of assets.

Interest expense was $215,000 and $298,000 for the quarters ended September 30, 2000 and 1999, respectively. The decrease is due to a reduction in the interest portion on installment payments being made monthly to the 1974 UMWA Pension Plan pending resolution of the Company's arbitration proceeding with the Plan, as well as the repayment of the WRI's long-term debt in March 2000.

Interest income was $504,000 for the quarter ended September 30, 2000, compared to $652,000 for the quarter ended September 30, 1999. The decrease is due to the reduction in invested cash balances.

Other expenses for the quarter ended September 30, 2000 were $344,000 compared to other income of $293,000 for the quarter ended September 30, 1999. During the third quarter of 2000, franchise taxes for 1999 and estimated franchise taxes for 2000 for the independent power projects were paid. In 1999 a distribution was received from an independent power project in the amount of $217,000.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999.

Revenues for the nine months ended September 30, 2000 were $41,288,000 compared to $57,515,000 for the nine months ended September 30, 1999. The decrease is due to lower equity in earnings from the independent power projects in 2000. In early 1999, there was a gain on the sale of the Rensselaer facility of approximately $17,000,000. The share of losses at DTA (Dominion Terminal Associates) increased due to low throughput volume as a result of the ongoing decline in the export market.

Costs and expenses for the nine months ended September 30, 2000 were $45,822,000 compared to $53,000,000 for the nine months ended September 30, 1999. Cost of coal sales is lower in 2000 partially as a result of slightly lower tonnage at WRI. This reduction in tons resulted in lower contract mining and royalty expenses. Selling and administrative expenses decreased for the nine months ended September 30, 2000 compared to 1999. During 1999 bonuses were paid to employees in the amount of $2,600,000. In addition there were expenses of $610,000 incurred in the first nine months of 1999 relating to a proxy contest in connection with the Annual Meeting of Shareholders. (A Consent Solicitation was launched in 2000 by certain members of the dissident group which initiated a proxy contest in 1999 and, as a result, the Company recorded related expenses through September 30, 2000 of $34,000. See Item 4 of Part II "Submission of Matters to a Vote of Security Holders" for additional information.) In addition there was a reduction in the Company's heritage costs as a result of adjustments in the pneumoconiosis benefit obligation due to interest rate changes. In 1999 an expense of $1,754,000 was recognized for the first nine months and in 2000 income of $436,000 was recognized for the same period. Expenses related to the accrual of postretirement medical expenses were lower during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. For the nine months ended September 30, 1999 there were expenses of $12,475,000 related to the accrual for postretirement medical expenses. As a result of a decrease in the actuarially determined expenses for various postretirement medical plans there was an expense of $11,850,000 for the nine months ended September 30, 2000. The pension benefit increased in 2000 as a result of the Company's receipt of the final distribution from the terminated salaried pension plan and its associated net gain of approximately $364,000. Doubtful account recoveries were greater in 2000 due to the collection of proceeds from the sales of assets related to the Adventure Resources bankruptcy proceedings.

In 1999, the Company sold all remaining book assets of its idled Virginia Division. The assets consisted of the Bullitt Preparation Plant and Transloader Complex. The transaction resulted in a net gain of approximately $360,000. In addition, the idled Virginia division had scrap sales of $69,000 in 1999. These amounts are shown as gains on sales of assets.

Interest expense was $696,000 and $896,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease is due to a reduction in the interest portion on installment payments being made monthly to the 1974 UMWA Pension Plan pending resolution of the Company's arbitration proceeding with the Plan, as well as the repayment of the Company's long-term debt in March 2000.

Interest income was $1,465,000 for the nine months ended September 30, 2000, compared to $1,617,000 for the nine months ended September 30, 1999. The decrease is due the reduction in invested cash balances.

Other expenses for the nine months ended September 30, 2000 were $1,273,000 compared to other income of $116,000 for the nine months ended September 30, 1999. During the third quarter of 2000, franchise taxes for 1999 and estimated franchise taxes for 2000 for the independent power projects were paid. In addition an expense related to the repayment of the Company's long term debt of $367,000 was incurred in 2000. In 1999 a distribution was received from an independent power project in the amount of $443,000.

                                     Item 3
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company is exposed to market risk, including the effects of changes in commodity prices as discussed below.

Commodity Price Risk

The Company produces and sells coal to third parties from its coal mine in Montana and produces and sells electricity and steam to third parties from its independent power projects located in the eastern United States. Currently, all of the Company's coal production and all of its electricity and steam production is sold through long-term contracts with customers. These long-term contracts serve to minimize the Company's exposure to changes in commodity prices. The Company generally has not entered into derivative contracts to manage its exposure to changes in commodity prices, and is not a party to any such contracts at September 30, 2000.

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


                                     ITEM 3
                         DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

See Note 4 "Capital Stock" of Notes to Consolidated Financial Statements, which is incorporated by reference herein.


                                     ITEM 4
               Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

On July 14, 2000, three stockholders, calling themselves the "Westmoreland Committee to Enhance Share Value" (the "Committee"), filed preliminary consent solicitation materials with the Securities and Exchange Commission ("Commission"). The Committee filed definitive consent solicitation materials with the Commission on July 31, 2000. The Committee sought to remove the two members from the Company's Board of Directors, Robert E. Killen and James W.
Sight, who were elected by the holders of the Company's depositary shares ("Depositary Shares"), each representing one-quarter of a share of the Company's Series A Convertible Exchangeable Preferred Stock, par value $1.00 per share, and replace Messrs. Killen and Sight with Frank E. Williams, Jr. and Guy O. Dove, III.

The  Company's   Board  of  Directors   determined  to  oppose  the  Committee's
solicitation in July 2000, and the Company mailed a consent revocation statement to all holders of Depositary Shares commencing September 1, 2000.

Under the law of Delaware (the state in which the Company is incorporated), in order for the Committee's proposals to be effective, it was necessary for the Committee to deliver valid, unrevoked consents signed by the holders of 417,417 Depositary Shares within the period provided by law. The Committee delivered written consents to the Company on October 6, 2000. On October 26, 2000, IVS Associates, Inc., the independent inspector of election appointed to tabulate the consents and revocations of consent, reported that consents representing only 411,470 Depositary Shares had consented to the actions proposed by the Committee within the statutory period. As a result, the Committee's proposals failed.

                                     ITEM 5
                                OTHER INFORMATION
--------------------------------------------------------------------------------

On October 31, 2000, the Company announced that Michael Armstrong had joined its Board of Directors. Mr. Armstrong, 49, is a private investor specializing in value investment situations and owns 11,334 depositary shares, each representing one-quarter of a share of Westmoreland's Series A Convertible Exchangeable Preferred Stock. Mr. Armstrong was formerly a licensed stockbroker with Quinn Southwest (a division of Southwest Securities, Inc.) in Santa Fe, NM, and has worked in the accounting and tax fields in Australia and the United Kingdom. Mr. Armstrong was brought to the attention of the Company as a potential Board candidate by a representative of Quinn Southwest. Customers of Quinn Southwest hold approximately 24% of the total outstanding preferred shares in their accounts.

Mr. Armstrong joined the Board as a preferred stock director. Under the terms of the Certificate of Designation governing the Series A Preferred Stock, the holders of such stock are entitled to elect two members of the Company's Board when there are six or more accumulated but unpaid preferred stock dividends. The holders of the Series A Preferred Stock have elected directors to Westmoreland's Board since 1996.

Mr. Armstrong's appointment occurred at the request of Robert E. Killen and James W. Sight. Messrs. Killen and Sight voluntarily resigned from their preferred seats on the board in order to permit the appointment of individuals who have significant preferred stockholdings as preferred stock directors. At the request of the Company's directors, Messrs. Killen and Sight have agreed to remain on the Board as directors at large. Messrs. Killen and Sight were elected to the Board as preferred stock directors in 1996 with the support of the Company's then-largest preferred stockholder. They were reelected in June 2000 at the Company's annual meeting with the favorable votes of the holders of approximately 75% of the preferred shares voting at the meeting. Following the annual meeting, a consent solicitation was initiated by a dissident group, the Committee to Enhance Share Value ("Committee"), to remove Messrs. Killen and Sight from their preferred seats on the Board on grounds that they did not personally hold material numbers of preferred shares. On October 26, 2000 the independent inspector of elections reported that the Committee had obtained an insufficient number of valid consents during the statutory period of solicitation to remove Messrs. Killen and Sight from the Board.

In announcing Mr. Armstrong's appointment, and consistent with the Company's repeated efforts to reach a compromise with the Committee, the Company renewed its invitation to Mr. Guy Dove to join the Company's Board as the second preferred stock director subject to certain standstill conditions. Mr. Dove is one of the three members of the Committee. The Company continues to seek a compromise in the hope that it would eliminate further contests by the dissidents allowing all to turn full attention to implementing the Company's strategic business plan which it believes will benefit all shareholders, including those holding preferred shares.

In the event that the Committee itself continues to reject the Company's offer, the Company has requested that preferred stockholders call to its attention other potential candidates to fill the vacant preferred stock directorship. The Company intends to consider these candidates if Mr. Dove fails to accept the Company's offer promptly. Potential candidates should own significant shares of preferred stock and meet the criteria for service on the Board of a public company.

                                     Item 6
                        Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

a)       Exhibit 27 - Financial Data Schedule

         On September 15, 2000, the Company filed a report on Form 8-K announcing that it has agreed to acquire Montana Power Company's coal business unit for $138 million in cash.

         On September 25, 2000, the Company filed a report on Form 8-K announcing that an agreement to settle the Roanoke Valley Independent Power facility ("ROVA") Unit 1 Forced Outage Day contract dispute has been reached for cash and other consideration.

         On September 28, 2000, the Company filed a report on Form 8-K announcing that Westmoreland has agreed to acquire Knife River Corporations' coal operations for $28.8 million in cash, excluding final settlement cost adjustments, and other consideration.

         On October 31, 2000, the Company filed a report on Form 8-K announcing that Michael Armstrong had joined its Board of Directors.

                                   Signatures
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WESTMORELAND COAL COMPANY


Date:  November 14, 2000                   /s/ Robert J. Jaeger
       -----------------                   -------------------------
                                           Robert J. Jaeger
                                           Senior Vice President - Finance and
                                           Treasurer


                                           /s/ Laurel B. Placido
                                           -------------------------
                                           Laurel B. Placido
                                           Controller