Form 10-K/A
period 1999-12-31
WESTMORELAND COAL CO
filed 2001-03-05
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

<PAGE 3>
                            WESTMORELAND COAL COMPANY
                                    FORM 10-K
                                  ANNUAL REPORT
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

Item                                                                        Page
----                                 Part I                                 ----

1  Business------------------------------------------------------------------  1
2  Properties----------------------------------------------------------------  8
3  Legal Proceedings--------------------------------------------------------- 11
4  Submission of Matters to a Vote of Security Holders----------------------- 13


                                     Part II

5 Market for Registrant's Common Equity and Related Stockholder Matters----- 15 6 Selected Financial Data--------------------------------------------------- 18
7  Management's Discussion and Analysis of Financial Condition and
   Results of Operations----------------------------------------------------- 19
8 Financial Statements and Supplementary Data------------------------------- 29 9 Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure------------------------------------------------------ 71


                                    Part III

10 Directors and Executive Officers of the Registrant------------------------ 71 11 Executive Compensation---------------------------------------------------- 71
12 Security Ownership of Certain Beneficial Owners and Management------------ 71 13 Certain Relationships and Related Transactions---------------------------- 71


                                     Part IV

14 Exhibits, Financial Statement Schedule, and Reports on Form 8-K----------- 72


Signatures------------------------------------------------------------------- 76

<PAGE 1>
                                     PART I
--------------------------------------------------------------------------------

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


                       Coal Sales in Tons (tons in 000's)
------------ ----------------- ---------------------- -----------------------
    Year          Total          Company Produced        Sold for Others
------------ ----------------- ---------------------- -----------------------
    1999           5,466                5,466                      -
    1998           6,458                6,458                      -
    1997           7,059                7,059                      -
    1996           5,221                4,668                    553
    1995           7,063                6,590                    473


                          Coal Revenues ($'s in 000's)
------------ ----------------- ---------------------- -----------------------
    Year          Total          Company Produced        Sold for Others
------------ ----------------- ---------------------- -----------------------
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


All of the tonnage sold by the Company in 1999 was pursuant to contracts at WRI calling for deliveries over a period longer than one year ("long-term contracts"). The table below presents the amount of coal tonnage sold under long-term contracts for the last five years:


           -----------------------------------------------------------
                             Sales Under Long-Term
                                   Contracts
           -----------------------------------------------------------
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
       -------------------------------- ----------------------------


<PAGE 3>
The weighted average price under existing long-term contracts was $7.05 in 1999, $6.82 in 1998 and $6.67 in 1997. The prices under these contracts are increased by a fixed amount, a fixed percentage or based upon a percentage of the change in the average of the Consumer Price Index and Gross National Product, Implicit Price Deflator.

In 1999, the three largest customers of the Company accounted for 92% of its coal revenues. Northern States Power, Otter Tail Power and Western Fuels Association accounted for 44%, 28% and 20%, respectively, of the Company's coal revenues. No other customer accounted for as much as 10% of the Company's 1999 coal revenues. The long-term contract with WRI's largest customer, Northern States Power, expires in 2002 and the long-term contract with Otter Tail Power expired at the end of 1999. The long-term contract with Western Fuels Association expires December 31, 2007. The Company anticipates replacing sales as contracts expire with new contracts or spot sales.

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

<PAGE 4>
On March 15, 1999, LG&E-Westmoreland Rensselaer ("LWR") completed the sale of the Rensselaer project to Fulton Cogeneration Associates, L.P. ("Fulton"). LWR received approximately $68,000,000 in cash as consideration for the sale of the Rensselaer plant and operating contracts. After payment of expenses and remaining debts, WEI's share of the proceeds was approximately $33,000,000.

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

<PAGE 5>
The Company generates electricity which is sold on a wholesale basis under long-term contracts to utilities under rates established in power purchase agreements and approved by regulatory agencies. The independent power industry has grown rapidly over the past twenty years. There are a large number of suppliers in the wholesale market and a surplus of capacity which has led to intense competition in this market. The principal sources of competition in this market include traditional regulated utilities who have underutilized capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation or energy-producing projects and the marketing of electric energy, equipment suppliers and other non-utility generators like the Company. Competition in this industry is substantially based on price with competitors discovering lower cost alternatives for providing electricity. The electric industry is also characterized by rapid changes in regulations which the Company expects could continue to increase competition.

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

<PAGE 7>
In 1990, certain amendments were enacted to the Clean Air Act ("1990 Amendments"). As the first major revisions to the Clean Air Act since 1977, the 1990 Amendments vastly expanded the scope of federal regulations and enforcement in several significant respects. In particular, the 1990 Amendments required that the United States Environmental Protection Agency issue new regulations related to ozone non-attainment, air toxics and acid rain. Phase I of the acid rain provisions required, among other things, that electric utilities reduce their sulfur dioxide emissions to less than 2.5 lbs per million Btu by January 1, 1995. Phase II requires an additional reduction in emissions to less than 1.2 lbs per million Btu by January 1, 2000.

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

<PAGE 8>
Refer to Note 15 of the Consolidated Financial Statements for additional information regarding the Company's business segments.

ITEM 2 - PROPERTIES

As of December 31, 1999, the Company owned or leased coal properties located in Montana and Virginia. Coal reserves in owned or leased property in Virginia were insignificant. The Company's estimated total coal reserves in owned or leased property in Montana were 75,000,000 tons. In addition, the Company's estimated total coal deposits in owned or leased property in Montana were 542,197,000 tons. A "coal reserve" is that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. The Company includes in "coal reserves" 30,000,000 tons that are not fully permitted but that otherwise meet the definition of "coal reserves." A description of the permitting process and the Company's assessment of that process as applied to these 30,000,000 tons follows the tables below. A "coal deposit" is a coal bearing body which has been appropriately sampled and analyzed in trenches, outcrops, drilling and underground workings to support sufficient tonnage and grade to warrant further exploration stage work. This coal does not qualify as a "coal reserve" until, among other things, a final comprehensive evaluation based upon unit cost per ton, recoverability, and other material factors conclude legal and economic feasibility.


The following tables show the Company's estimated coal reserves, coal deposits and production in 1999.


                  Summary of Coal Reserves and Production Tons
                             as of December 31, 1999
                    (in thousands except sulfur percentages)

--------------------------- ----------------- -------------- --------------
                             1999 Production  Percent Sulfur Coal Reserves
--------------------------- ----------------- -------------- --------------
Western Operations Montana
           Steam                  5,466           .66(1)     75,000(2) (3)
--------------------------- ----------------- -------------- --------------

     (1)  Percent Sulfur applies to the 1999 production tonnages.

     (2) All coal reserves are "proven" coal reserves: reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. In addition, all coal reserves are "assigned" coal reserves: coal that has been committed by the Company to operating mining equipment and plant facilities.

     (3) Includes 30 million tons that are not fully permitted but otherwise meet the definition of "proven" coal reserves.



<PAGE 9>
                            Summary of Coal Deposits
                             as of December 31, 1999
                             (in thousands of tons)

 ---------------------------------------- ----------------------------------
                                                     Coal Deposits
 ---------------------------------------- ----------------------------------
     Western Operations Montana Steam                  542,197 (1)
 ---------------------------------------- ----------------------------------


     (1) All coal deposits have been committed by the Company to operating mining equipment and plant facilities.

All coal reserves and coal deposits shown in the foregoing tables are leased by WRI from the Crow Tribe of Indians, which leases run to exhaustion of the mineable and merchantable coal. The Company believes that all such deposits and reserves are recoverable through existing facilities with current technology and the Company's existing infrastructure. These reserves and deposits were estimated to be 799,803,000 tons as of January 1, 1980, based principally upon a report by Intrasearch, Inc., an independent firm of consulting geologists, prepared in February 1980. The coal consists of two main seams and a stray seam between the upper and lower main seams. Currently, the upper seam is the only seam being mined due to a quality modification required by a significant customer. Annually, estimated remaining tons are reduced by production in the upper main seam and by the amount of coal in the lower and stray seams bypassed after mining the upper main seam.

The permit application process is subject to the regulations of the Office of Surface Mining ("OSM") and the State of Montana under its OSM approved program. Among the requirements are detailed pre-mining inventories of environmental resources including soils, vegetation, wildlife, hydrology and archaeology. The application must include detailed plans for mining, reclamation and protection of hydrological resources. The process includes an exhaustive review of the application for compliance with all applicable regulations. After initial review of the application, the regulatory authority issues a letter reviewing deficiencies in the application to which the applicant responds by revising the application where appropriate. This process of identifying and responding to deficiencies is repeated until all matters are cleared. The decision document and environmental assessment are subject to formal public review, including public hearings if requested. The process typically takes two to three years from the time the initial application is filed.

WRI has chosen not to permit all of the coal deposits in its mine plan because it already has sufficient coal in its current mine plan and subject to permit, given the current rate of mining and demand for its production. It is anticipated that an application covering the estimated 30 million tons of unpermitted reserves will be filed in the first half of 2003. Based upon the Company's current knowledge of the permitting process and the nature of these reserves, the Company believes that there are no matters that would hinder its ability to obtain this mining permit in the future.

<PAGE 10>
Westmoreland Resources, Inc., ("WRI") owns the Absaloka Mine, a surface (open pit) coal mine located in Big Horn County, Montana and has been the only operator on the property. The mine is located in the upper Sarpy Creek drainage, 35 miles south of Hysham and 30 miles east of Hardin via Route 384. The mine is accessed from Route 384 via County Road 42. Mine facilities consisting of a truck dump, primary and secondary crushers, conveyors, coal storage barn, train loadout, rail loop and support facilities including shop, warehouse, boiler house, deep well and water treatment plant were constructed beginning in late 1972 and completed in early 1974. Power is purchased under a long-term contract with the local utility. The primary excavating machine (completed in 1979) is a Bucyrus-Erie 2570W walking dragline with a bucket capacity of 110 cubic yards. (Mobile equipment, including loaders, haul trucks, scrapers, dozers, graders, water trucks and fuel truck is owned by WRI's mining contractor and minority owner, Washington Group International, Inc., formerly known as Morrison Knudsen Corporation). The total cost for the foregoing mine facilities incurred through 1999 is $79,916,572. The Company currently anticipates spending an additional $500,000 to permit additional mining area. The Company expects that it will incur this cost no later than 2007. WRI currently has no proposed program of exploration and development of this property other than obtaining future mining permits.

The first unit train coal shipment was loaded July 1, 1974. Initially, coal was produced from the Rosebud-McKay and Robinson coal seams; attempts were also made to recover coal from two thin rider seams identified as the Stray-1 and Stray-2. The Stray-1 is in the overburden 10 to 30 feet above the Rosebud. It is of erratic structure and quality, and for this reason initial efforts to recover a marketable product were unsuccessful, and it has been excavated as overburden. The Stray-2 underlies the Rosebud-McKay by one to six feet. The Stray 2 is high in ash and sulfur, and for several years it was blended with the primary seams. Such blending resulted in erratic quality, and it was abandoned in 1985. The Robinson coal underlies the Rosebud-McKay coal by 60 to 100 feet.

In 1988, WRI began supplying coal to a new generating unit. This unit had been designed to burn Sarpy Creek coal from the Company's Absaloka Mine, but almost immediately severe slagging problems were encountered. The problem was traced to coal from the Robinson seam, the plant owners notified WRI that they would no longer accept Robinson coal, and consequently, mining of the Robinson seam was discontinued in 1990. Hence, the only seam now being mined is the Rosebud-McKay seam, which is actually two seams separated by a thin parting ranging in thickness from a few inches to several feet. The total aggregate coal thickness in the Rosebud and McKay seams averages 32 feet. The coal is subbituminous C grade with an average heating value of 8,700 Btu/lb. and 0.64 percent sulfur as received.

When the mine was first developed, the primary overburden stripping machine was a Marion 8200 dragline with a 75-cubic-yard bucket provided by the mining contractor. At that time, the planned capacity was 10 million tons per year utilizing two draglines, and the second dragline, a Bucyrus-Erie 2570W, was purchased by WRI. By the mid-1980's, it was clear that the market would not support a production rate of 10 million tons per year, so the mining contractor moved its Marion dragline to another mine. The present sustainable mine capacity using the Bucyrus-Erie 2570W dragline is 6.5 million tons per year; production of 5.47 million tons in 1999 was approximately 85 percent of capacity.

Total capital cost to develop the mine and coal handling plant was approximately $80,000,000. Through 1999, approximately 107,000,000 tons of coal had been shipped to utility customers in the upper Midwest for use as steam coal. Transportation is arranged and charges are paid by WRI's customers. There have been no significant problems with operation of the coal handling plant; the only significant operating problem has been spoil stability in high overburden areas. A total of 3,153 acres have been disturbed by mining of which reclamation is complete on 1,954 acres, with the balance involved in active mining operations. The reclamation bond, which is posted by WRI and is an estimate of total cost to reclaim, is $10,600,000. Under its mining contract with WRI, the mining contractor is responsible for reclaiming the property. After reclamation is complete, WRI is responsible for maintaining and monitoring the reclaimed property until the bond is released. For the property mined through December 31, 1999, WRI's estimated cost of maintaining and monitoring such property prior to bond release is $1,000,000 to $2,000,000.

<PAGE 11>
Refer to Note 4 of Notes to Consolidated Financial Statements for a description of WEI properties.

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

<PAGE 12>
From May 1994 through December 1999, Virginia Power withheld approximately $19,800,000 of these capacity payments during periods of forced outages. To date, the Company has not recognized any revenue on its 50% portion of the capacity payments being withheld by Virginia Power. In October 1994, the ROVA Partnership filed a complaint against Virginia Power seeking damages contending that Virginia Power breached the Power Purchase Agreement in withholding such payments. In December, 1994, Virginia Power filed a motion to dismiss the complaint and in March, 1995, the Court granted this motion. The ROVA Partnership filed an amended complaint in April, 1995. Virginia Power filed another motion to dismiss the complaint and in June 1995, the Circuit Court of the City of Richmond, Virginia denied Virginia Power's motion to dismiss the complaint. In November 1995, Virginia Power filed with the Court a motion for summary judgment, and a hearing on the motion was held in early December 1995. In late January 1996, the Court denied Virginia Power's motion for summary judgment. Virginia Power filed a second summary judgment motion on March 1, 1996. On March 18, 1996, the Court granted Virginia Power's second summary judgment motion and effectively dismissed the complaint. The ROVA Partnership appealed the lower Court's decision to the Virginia Supreme Court. On June 6, 1997, the Virginia Supreme Court reversed the trial Court's decision to grant the customer's summary judgment motion and remanded the matter for trial. The case was tried on October 26, 1998. The trial judge requested the parties to submit post trial briefs and on December 2, 1998, entered judgment in the ROVA Partnership's favor for the amount of $14,800,000 plus interest for a total of $19,336,214. On December 21, 1998, Virginia Power posted its appeal bond and on December 29, 1998 noted its appeal of the Court's decision to the Virginia Supreme Court. The Court heard oral arguments on January 11, 2000 and on March 3, 2000, the Virginia Supreme Court reversed the Trial Court's decision on an evidentiary matter and remanded the matter for further proceedings consistent with the Supreme Court's order.

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

<PAGE 13>
In October 1998, the Southampton Partnership and Virginia Power entered into a settlement agreement which resolved these QF issues. The settlement provided for, among other items, payments by the Southampton Partnership to Virginia Power of $1,000,000 annually for the years 1999-2001, followed by a reduction in capacity payments from Virginia Power to the Southampton Partnership by $500,000 for the years 2002-2008. Following 2008, Virginia Power may elect to terminate its power purchases from the Southampton Partnership or continue to receive the $500,000 annual reduction in capacity payments for the remainder of the power purchase agreement. The settlement has been approved by the FERC.

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

--------------------------- --- ------------------------------------ ----------
Name                        Age Position                             Held Since
--------------------------- --- ------------------------------------ ----------
(1) Christopher K. Seglem   53  Chairman of the Board                   1996
                                President and                           1992
                                Chief Executive Officer                 1993

(2) Theodore E. Worcester   59  Senior Vice President of                1995
                                Law and Administration,
                                General Counsel and                     1990
                                Assistant Secretary                     1999

(3) R. Page Henley, Jr.     64  Senior Vice President-Acquisitions      1997
                                and Development, and
                                Government Affairs and                  1992
                                President, Westmoreland Coal Sales      1995
                                Company

(4) Robert J. Jaeger        51  Senior Vice President of Finance and    1996
                                Treasurer
--------------------------- --- ------------------------------------ ----------
<PAGE 14>
(1) Mr. Seglem was elected President and Chief Operating Officer of the Company in June 1992, and a Director of the Company in December 1992. In June 1993, he was elected Chief Executive Officer, at which time he relinquished the position of Chief Operating Officer. In June 1996, he was elected Chairman of the Board. He is a member of the bar of Pennsylvania.

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

<PAGE 15>
                                     PART II
--------------------------------------------------------------------------------
ITEM 5 -   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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
         ----------------------------------------- ------------------------


Approximate Number of Equity Security Holders:
         ----------------------------------------- ------------------------
                                                   Number of Record Holders
          Title of Class                            (as of March 1, 2000)
          ---------------------------------------- ------------------------
          Common Stock ($2.50 par value)                    1,706
          Depositary Shares, each representing a
             one-quarter share of Series A
             Convertible Exchangeable Preferred
             Stock                                             38
          ---------------------------------------- ------------------------

<PAGE 16>
Dividends:

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

<PAGE 17>
Going forward the Company's Board of Directors will review the payment of quarterly preferred stock dividends, the preferred stock dividends which are in arrears, and common stock dividends, in light of the above restrictions and consideration of the shareholders' best interests.

<PAGE 18>
ITEM 6 -     SELECTED FINANCIAL DATA

Westmoreland Coal Company and Subsidiaries
Five Year Review
------------------------------------------------------------------------------------------------------------------------------------

                                                                   1999           1998(1)        1997(1)        1996(1)        1995
------------------------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Operations Information                                 (in thousands except per share date)
Revenue - Coal                                                $  38,539      $  44,010      $  47,182      $  44,152      $ 109,114
        - Independent Power and other                            33,028         64,559         18,650         16,162         15,886
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                   71,567        108,569         65,832         60,314        125,000

Cost and expenses                                                63,605         78,250         66,383         80,104        156,732
Pension expense (benefit)                                          (149)           111         (5,547)        (3,601)        (2,440)
Unusual charges (credits)                                          --            2,000        (27,214)       (11,896)        66,623
Doubtful accounts recoveries                                       (174)        (1,028)        (1,410)        (3,449)          (967)
DTA impairment charge                                              --           12,164           --             --             --
Gains on the sales of assets                                       (433)          (475)          (969)       (24,238)        (9,088)
------------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                           8,718         17,547         34,589         23,394        (85,860)

Interest expense                                                 (1,135)          (190)          (320)          (400)        (1,164)
Minority interest                                                  (854)          (775)        (1,092)          (890)        (1,368)
Interest and other income                                         1,826          1,999            713          3,491          3,761
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) before reorganization items
  and income taxes                                                8,555         18,581         33,890         25,595        (84,631)

Reorganization legal and consulting fees                           --           (9,872)        (2,484)          --             --
Reorganization interest income (expense)                           --           (1,594)         1,552           --             --
Income tax  benefit (expense)                                        82         (3,787)          --             (575)        (1,488)
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                          8,637          3,328         32,958         25,020        (86,119)

Discontinued operations:
 Operating loss                                                    --             --           (1,284)        (1,049)          (267)
 Impairment and loss on disposal                                   --             --           (3,518)          --             --
------------------------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                  --             --           (4,802)        (1,049)          (267)
------------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of changes in accounting
  principles                                                       --           (9,876)          --           14,372           --
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 8,637         (6,548)        28,156         38,343        (86,386)

Less preferred stock dividend
  requirements                                                    2,992          4,888          4,888          4,888          4,888
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to
   common shareholders                                        $   5,645      $ (11,436)     $  23,268      $  33,455      $ (91,274)
====================================================================================================================================

Net income (loss) per share applicable to
  common shareholders                                         $     .80      $   (1.64)     $    3.34      $    4.80      $  (13.11)
Weighted average number of common
  and common equivalent shares                                    7,040          6,965          6,965          6,965          6,965
====================================================================================================================================
Balance Sheet Information
Working capital (deficit)                                     $  10,014      $  15,054      $  38,512      $  10,185      $ (16,458)
Net property, plant and equipment                                36,558         36,950         35,687         42,700         59,868
Total assets                                                    142,297        215,606        181,997        153,971        167,107
Total debt                                                        1,563          1,762            458          1,324          4,593
Liabilities subject to compromise                                  --             --          132,667        136,191           --
Shareholders' equity (deficit)                                    3,057         21,845         28,393            237        (38,106)
------------------------------------------------------------------------------------------------------------------------------------

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

<PAGE 19>
ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

<PAGE 20>
Continued financial improvement of the Debtors during the bankruptcy provided the basis for dismissal and settlement with the UMWA Health and Benefit Funds, the Company's principal creditors. On October 15, 1998, the Company, the Funds, the United Mine Workers of America ("UMWA") and the Official Committee of Equity Security Holders ("Equity Committee") reached agreement on terms of a settlement, which provided for, among other things, the resolution of the Chapter 11 cases. The agreement, which facilitated a consensual dismissal of the bankruptcy cases, was announced during scheduled hearings on Westmoreland's Motion to Dismiss and the Equity Committee's Motion to Convert to Chapter 7, and the hearings were subsequently recessed. The agreement was subsequently documented in certain consent judgments and in a Master Agreement among the Company, the Funds, the UMWA, and the Equity Committee. The Debtor Corporations filed motions requesting approval of the consent judgments on November 18, 1998. There were no allowable objections and dismissal of the Chapter 11 cases occurred on December 23, 1998. The Master Agreement was executed on January 29, 1999.

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

<PAGE 21>
Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements entered into with the Company's principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of the recognition of losses related to the idling of the Virginia division and the resulting shareholders' deficit. The twenty-one quarterly dividends which are in arrears amount to $9,314,000 in the aggregate ($44.63 per preferred share or $11.16 per depositary share).

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

<PAGE 22>
Going forward the Company's Board of Directors will review the payment of quarterly preferred stock dividends, the preferred stock dividends which are in arrears, and common stock dividends, in light of the above restrictions and consideration of the shareholders' best interests.

Liquidity Outlook

The major factors impacting the Company's liquidity outlook are its significant "heritage health benefit costs" and its ongoing and future business needs. The heritage health benefit costs consist primarily of cash payments for postretirement medical benefits and workers' compensation costs. The Company also is obligated for salaried employee pension and pneumoconiosis benefits; however, both of these future obligations have a funding surplus at present. The Company has ongoing cash expenditures in excess of $16,000,000 per year for postretirement medical benefits which the Company believes will remain fairly constant over the next four years and then decline to zero over the next approximately thirty-six years. In addition, the Company has cash expenditures of approximately $3,000,000 per year for workers' compensation benefits which will steadily decline to zero over the next approximately nineteen years.

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

<PAGE 23>
The Company, on January 4, 1999, as a result of its improved financial position and dismissal from bankruptcy, satisfied all of its premium obligations to the Combined Fund through the end of 1998, and made prepayments to the Combined Fund for its premiums for the first three quarters of 1999. Normal monthly payments resumed on October 25, 1999. Beginning on that date, the Company began receiving credits against its Combined Fund premiums at a rate of approximately $200,000 per month through April, 2000, for a total of $1,400,000. This credit is the result of a recalculation of premiums by the Combined Fund pursuant to an order of the U.S. District Court for the Northern District of Alabama entered July 20, 1995 in National Coal Association v. Chater.

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

<PAGE 24>
The Company's principal current sources of cash flow from operations include cash distributions from its independent power projects, dividends from WRI (which will be reduced in 2000 as a result of the expiration of the Otter Tail contract), and interest earned on cash reserves. In February 2000, the Company obtained a $6,400,000 distribution from its overfunded black lung trust. Potential sources of additional liquidity include the Company's 50% share of any recovery in the ROVA litigation, reimbursement of amounts paid to the 74 Pension Plan after the Company's withdrawal from the plan and the recovery of disputed amounts, if any, from Morrison Knudsen for dragline repairs. Other sources of possible additional liquidity include remaining overfunded amounts from the black lung trust, ongoing increased project earnings from a favorable ROVA decision, and cash flow from investment in new operations. Further, the effect of any future legislation that causes Medicare to cover the cost of prescription drug benefits for eligible retirees could reduce the Company's very substantial retiree benefit costs. Management believes that available cash should be sufficient to pay the Company's heritage health benefit costs and fund its ongoing operations and other capital requirements for the foreseeable future.

Capital expenditures in 1998 and 1999 included approximately $3,800,000 to repair the dragline at WRI. All of these expenditures substantially increased the productive life of the dragline and therefore, were capitalized in 1998 and 1999. In addition, approximately $300,000 of unbilled dragline repairs are expected to be paid soon. The Company believes, under the terms of WRI's agreements with Morrison Knudsen, that Morrison Knudsen is responsible for all dragline repairs. WRI has expended these amounts to assure continued, uninterrupted production at WRI, and has demanded reimbursement from Morrison Knudsen for the full cost of the repair. Morrison Knudsen has reimbursed WRI approximately $530,000 of these costs. On March 7, 2000, WRI commenced litigation against Morrison Knudsen in the United States District Court for the District of Montana seeking, among other things, payment by Morrison Knudsen of approximately $3.6 million of dragline repair costs paid or expected to be paid by WRI, plus accrued interest. The Company has not recorded any amounts that may be recoverable from Morrison Knudsen in its financial statements.

The permit application process is subject to the regulations of the Office of Surface Mining ("OSM") and the State of Montana under its OSM approved program. Among the requirements are detailed pre-mining inventories of environmental resources including soils, vegetation, wildlife, hydrology and archaeology. The application must include detailed plans for mining, reclamation and protection of hydrological resources. The process includes an exhaustive review of the application for compliance with all applicable regulations. After initial review of the application, the regulatory authority issues a letter reviewing deficiencies in the application to which the applicant responds by revising the application where appropriate. This process of identifying and responding to deficiencies is repeated until all matters are cleared. The decision document and environmental assessment are subject to formal public review, including public hearings if requested. The process typically takes two to three years from the time the initial application is filed.

WRI has chosen not to permit all of the coal deposits in its mine plan because it already has sufficient coal in its current mine plan and subject to permit, given the current rate of mining and demand for its production. It is anticipated that an application covering the estimated 30 million tons of unpermitted reserves will be filed in the first half of 2003. Based upon the Company's current knowledge of the permitting process and the nature of these reserves, the Company believes that there are no matters that would hinder its ability to obtain this mining permit in the future.

<PAGE 25>
The Company hopes to further improve its long-term liquidity in a number of ways, including the development of additional cash flow from existing and new business operations, and monetizing assets where proceeds on sale would exceed the expected return from continued operation. The Company also plans to seek further cost reductions wherever feasible and prudent, and attempt to reduce certain postretirement medical, workers' compensation and related payments. Although management expects to improve the Company's profitability, the time required to realize such increases cannot be estimated at this time nor can assurances be given that the Company can achieve any such improvements.

Year 2000

All of the Company's systems and related software are Y2K compliant. On January 1, 2000, and thereafter, the Company has experienced no interruptions due to Y2K failures or problems. The Company's total cost of complying with Y2K issues was less than $60,000.

<PAGE 26>
Results of Operations
1999 Compared to 1998
--------------------------------------------------------------------------------
Coal Operations. Coal revenues in 1999 were $38,539,000 compared to $44,010,000 in 1998. The reduction in revenues is due to a decrease in tons sold in 1999 compared to 1998 that resulted from an eight week scheduled maintenance outage at a major customer's facility as well as mild weather. Prices received were comparable in the two periods.

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

Heritage health benefit costs were $18,737,000 in 1999 compared to $31,449,000 in 1998. The majority of the difference relates to accruals made in 1998 for Combined Benefit Fund charges for 1996 and 1997 which were stayed during the bankruptcy proceedings. They were paid in January 1999 upon the Company's dismissal from bankruptcy.

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

<PAGE 27>
Results of Operations
1998 Compared to 1997
--------------------------------------------------------------------------------

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

Heritage health benefit costs were $31,449,000 in 1998 compared to $16,673,000 in 1997. The increase is due to $17,230,000 of Combined Fund benefit accruals made as a result of the bankruptcy dismissal discussed in Notes 1 and 12 to the Consolidated Financial Statements.

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

<PAGE 28>
ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

<PAGE 29>
ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
-----------------------------------------------------------------------

Consolidated Balance Sheets----------------------------------------- 30

Consolidated Statements of Operations--------------------------------32

Consolidated Statements of Shareholders' Equity ---------------------34

Consolidated Statements of Cash Flows--------------------------------35

Summary of Significant Accounting Policies---------------------------37

Notes to Consolidated Financial Statements---------------------------40

<PAGE 30>

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets

December 31,                                                                                1999         1998
-------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Assets
Current assets:
   Cash and cash equivalents                                                            $ 20,122     $ 84,073
   Receivables:
       Trade                                                                               2,156        2,566
       Excess of trust assets over pneumoconiosis benefit
         obligation                                                                        6,397           --
       Terminated pension plan, net                                                          500          500
       Other                                                                                 621        2,730
-------------------------------------------------------------------------------------------------------------
                                                                                           9,674        5,796
   Other current assets                                                                    1,180          691
-------------------------------------------------------------------------------------------------------------
       Total current assets                                                               30,976       90,560
-------------------------------------------------------------------------------------------------------------

Property, plant and equipment:
       Land and mineral rights                                                            10,572       10,990
       Plant and equipment                                                                66,231       94,989
-------------------------------------------------------------------------------------------------------------
                                                                                          76,803      105,979
       Less accumulated depreciation and depletion                                        40,245       69,029
-------------------------------------------------------------------------------------------------------------
                                                                                          36,558       36,950

Investment in independent power projects                                                  45,225       62,386
Investment in Dominion Terminal Associates (DTA)                                           4,672        5,475
Workers' compensation bond                                                                 4,748        4,140
Prepaid pension cost                                                                       3,897        3,748
Excess of trust assets over pneumoconiosis benefit
  obligation                                                                               5,255       10,891
Security deposits                                                                         10,148           --
Other assets                                                                                 818        1,456
-------------------------------------------------------------------------------------------------------------
       Total Assets                                                                     $142,297     $215,606
=============================================================================================================

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

                                                                                                  (Continued)

<PAGE 31>

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)

December 31,                                                                                1999         1998
-------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
   Current installments of long-term debt                                              $     220    $     200
   Accounts payable and accrued expenses:
     Trade                                                                                 2,010        4,213
     Taxes, other than income taxes                                                        3,932        3,893
     Workers compensation                                                                  3,200        3,800
     Postretirement medical costs                                                         10,130       11,066
     Reorganization expenses                                                                 400        7,900
     Consent judgment payment obligation                                                      --       39,006
     Other accrued expenses                                                                  970        3,143
     Reclamation costs                                                                       100          100
   Income taxes                                                                               --        2,185
-------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                              20,962       75,506
-------------------------------------------------------------------------------------------------------------

Long-term debt, less current installments                                                  1,343        1,562
Accrual for workers compensation                                                          15,072       17,338
Accrual for postretirement medical costs                                                  78,643       73,143
1974 UMWA Pension Plan obligations                                                        11,879       13,776
Accrual for reclamation costs, less current portion                                        2,537        3,046
Other liabilities                                                                          1,930        2,370

Minority interest                                                                          6,874        7,020

Commitments and contingent liabilities

Shareholders' equity
   Preferred stock of $1.00 par value
     Authorized 5,000,000 shares;
     Issued and outstanding 208,708 shares in 1999 and                                       209          575
       575,000 shares in 1998
   Common stock of $2.50 par value
     Authorized 20,000,000 shares;
     Issued and outstanding 7,067,663 shares in 1999 and                                  17,669       17,413
       6,965,328 shares in 1998
   Other paid-in capital                                                                  67,315       94,630
   Accumulated deficit                                                                   (82,136)     (90,773)
-------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                               3,057       21,845
-------------------------------------------------------------------------------------------------------------

   Total Liabilities and Shareholders' Equity                                          $ 142,297    $ 215,606
=============================================================================================================

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

<PAGE 32>

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations

Years Ended December 31,                                                               1999                1998                1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)
Revenues:
   Coal                                                                           $  38,539           $  44,010           $  47,182
   Independent power projects - equity in earnings                                   34,492              64,465              17,770
   Dominion Terminal Associates ("DTA") - equity in
     earnings (losses)                                                               (1,464)                 94                 880
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     71,567             108,569              65,832
------------------------------------------------------------------------------------------------------------------------------------
Cost and expenses:
   Cost of sales - coal                                                              33,637              37,472              42,063
   Depreciation, depletion and amortization                                           1,571               2,289               1,715
   Selling and administrative                                                         9,660               7,040               5,932
   Heritage health benefit costs                                                     18,737              31,449              16,673
   Pension expense (benefit) (including termination
     gain of $1,512,000 in 1997)                                                       (149)                111              (5,547)
   Unusual charges (credits)                                                             --               2,000             (27,214)
   Doubtful accounts recoveries                                                        (174)             (1,028)             (1,410)
   DTA impairment charge                                                                 --              12,164                  --
   Gains on sales of assets                                                            (433)               (475)               (969)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     62,849              91,022              31,243
------------------------------------------------------------------------------------------------------------------------------------

Operating income                                                                      8,718              17,547              34,589

Other income (expense):
   Interest expense                                                                  (1,135)               (190)               (320)
   Interest income                                                                    2,052                  --                  --
   Minority interest                                                                   (854)               (775)             (1,092)
   Other income (expense)                                                              (226)              1,999                 713
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       (163)              1,034                (699)
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
  reorganization items and income taxes                                               8,555              18,581              33,890

Reorganization items:
   Legal and consulting fees                                                             --              (9,872)             (2,484)
   Interest expense                                                                      --              (5,188)                 --
   Interest income                                                                       --               3,594               1,552
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                            8,555               7,115              32,958

Income tax (expense) benefit                                                             82              (3,787)                 --
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                                     8,637               3,328              32,958

Discontinued operations:
   Operating loss                                                                        --                  --              (1,284)
   Impairment and loss on disposal                                                       --                  --              (3,518)
------------------------------------------------------------------------------------------------------------------------------------
   Loss from discontinued operations                                                     --                  --              (4,802)

Cumulative effect of change in accounting principle                                      --              (9,876)                 --
------------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                     8,637              (6,548)             28,156
Less preferred stock dividend requirements                                            2,992               4,888               4,888
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common shareholders                               $   5,645           $ (11,436)          $  23,268
====================================================================================================================================
                                                                                                        (Continued)

<PAGE 33>

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations (Continued)


Years Ended December 31,                                                               1999                1998                1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)
Income (loss) per share applicable to common shareholders:
 Continuing operations                                                            $     .80           $    (.22)          $    4.03
 Discontinued operations                                                                 --                  --               (0.69)
 Cumulative effect of changes in accounting principles                                   --               (1.42)                 --
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  $     .80           $   (1.64)          $    3.34
====================================================================================================================================
Pro forma amounts assuming the changes in accounting principles are applied retroactively:
       Net loss applicable to common shareholders                                 $      --           $  (1,560)          $      --
       Loss per share applicable to common shareholders                           $      --           $    (.22)          $      --
====================================================================================================================================
Weighted average number of common
   shares outstanding - basic and diluted                                             7,040               6,965               6,965

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.


<PAGE 34>

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 1997, 1998, and 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                Class A
                                            Convertible
                                           Exchangeable                      Other                            Total
                                              Preferred   Common Stock     Paid-In     Accumulated     Shareholders'
                                                  Stock                    Capital         Deficit           Equity
---------------------------------------- --------------- -------------- ----------- --------------- ----------------
                                                                       (in thousands)

Balance at January 1, 1997                      $   575         17,413      94,630        (112,381)             237
(575,000 preferred shares and
6,965,328 common shares outstanding)
   Net income                                         -              -           -          28,156           28,156
---------------------------------------- --------------- -------------- ----------- --------------- ----------------
Balance at December 31, 1997                        575         17,413      94,630         (84,225)          28,393
(575,000 preferred shares and
6,965,328 common shares outstanding)

   Net loss                                           -              -           -          (6,548)          (6,548)
---------------------------------------- --------------- -------------- ----------- --------------- ----------------
Balance at December 31, 1998                        575         17,413      94,630         (90,773)          21,845
(575,000 preferred shares and
6,965,328 common shares outstanding)
    Stock issued as compensation                      -            193         104               -              297
    (77,335 shares)
    Common Stock options exercised                    -             63          53               -              116
    (25,000 shares)
    Preferred stock repurchased and                (366)             -     (27,472)              -          (27,838)
      retired (366,292 shares)
    Net income                                        -              -           -           8,637            8,637
======================================== =============== ============== =========== =============== ================
Balance at December 31, 1999                    $   209         17,669      67,315        (82,136)            3,057
(208,708 preferred shares and
7,067,663 common shares outstanding)
======================================== =============== ============== =========== =============== ================

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.


<PAGE 35>

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------

 Years Ended December 31,                                                                  1999              1998              1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (in thousands)
Cash flows from operating activities:
Net income (loss)                                                                      $  8,637          $ (6,548)         $ 28,156
    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
        Equity in earnings of independent power projects                                (34,492)          (64,465)          (17,770)
        Cash distributions from independent power projects                               51,653            46,355            14,995
        Equity in losses (earnings) from Dominion Terminal
          Associates                                                                      1,464               (94)             (880)
        Cash generated by Dominion Terminal
          Associates facility                                                               942             2,952             4,865
        Cash contributions to Dominion Terminal
          Associates                                                                     (1,603)           (1,877)           (2,883)
        Depreciation, depletion and amortization                                          1,571             2,289             1,715
        Stock compensation expense                                                          297                --                --
        Gain on termination of pension plan                                                  --                --            (1,512)
        Unusual charges (credits)                                                            --             2,000           (27,214)
        DTA impairment charge                                                                --            12,164                --
        Gains on sales of assets                                                           (433)             (475)             (969)
        Cash from pension termination, net                                                   --            12,540                --
        Distribution from pneumoconiosis trust                                               --             2,634                --
        Minority interest                                                                   854               775             1,092
        Deferred income tax benefit                                                          --                --                --
        Impairment and loss on disposition of
           discontinued operations                                                           --                --             3,518
        Cumulative effect of change in accounting principle                                  --             9,876                --
        Other                                                                               147              (358)               96
        Changes in assets and liabilities:
                Receivables, net of allowance for
                   doubtful accounts                                                      2,519               213             1,392
                Inventories                                                                  --                --               660
                Prepaid pension cost                                                       (149)             (220)           (4,035)
                Excess of trust assets over pneumoconiosis
                    benefit obligation                                                     (761)           (1,825)            1,188
                Accounts payable and accrued expenses                                    (4,337)            1,690               880
                Income taxes payable                                                     (2,185)            2,185                --
                Accrual for workers' compensation                                        (3,474)             (678)               --
                Accrual for postretirement medical costs                                  4,564            (2,502)               --
                1974 UMWA Pension Plan                                                   (1,897)               --                --
                Consent judgment payment obligation                                     (39,006)           39,006                --
                Other liabilities                                                          (300)           (5,998)               15
------------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities before                            (15,989)           49,639             3,309
    reorganization items
------------------------------------------------------------------------------------------------------------------------------------
Changes in reorganization items:
  Trade and other liabilities subject to compromise                                          --                --            14,977
  Reorganization expenses                                                                (7,500)            6,255             1,645
------------------------------------------------------------------------------------------------------------------------------------
Net change in reorganization items                                                       (7,500)            6,255            16,622
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                     (23,489)           55,894            19,931
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         (Continued)

<PAGE 36>

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows  (Continued)
------------------------------------------------------------------------------------------------------------------------------------

 Years Ended December 31,                                                                  1999              1998              1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (in thousands)
 Cash flows from investing activities:
  Additions to property, plant and equipment                                             (2,069)           (2,945)             (174)
  Net proceeds from sales of investments and assets                                         726               511             2,757
  Security deposits                                                                     (10,148)               --                --
  Cash held by subsidiary disposed of                                                        --                --              (490)
------------------------------------------------------------------------------------------------------------------------------------
 Net cash (used in) provided by investing activities                                    (11,491)           (2,434)            2,093
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term debt                                                              (199)              (51)             (151)
  Dividends paid to minority shareholders of subsidiary                                  (1,000)               --                --
  Exercise of stock options                                                                  66                --                --
  Repurchase of preferred stock                                                         (27,838)               --                --
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                   (28,971)              (51)             (151)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                    (63,951)           53,409            21,873
Cash and cash equivalents, beginning of year                                             84,073            30,664             8,791
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                 $ 20,122          $ 84,073          $ 30,664
====================================================================================================================================

 Supplemental disclosures of cash flow information:

 Cash paid during the year for:
     Interest                                                                          $  6,076          $     27          $     31
     Income taxes                                                                         1,606               120                 -

In January 1999, the Company issued 45,000 shares of restricted stock valued at $297,000 to several employees as compensation.

In September 1997, the Company completed the sale of the Corona Group Inc. ("Corona"). Corona was sold for $895,000 in notes receivable which were subsequently collected. The Company also retained a 15% interest in Corona, and the purchaser assumed a contingent liability related to notes with an aggregate principal amount of $800,000 payable to the previous owners of Corona.

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

<PAGE 37>
Westmoreland Coal Company and Subsidiaries
Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

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

<PAGE 38>
Post Retirement Benefits Other than Pensions

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

<PAGE 39>
Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

<PAGE 40>
Westmoreland Coal Company and Subsidiaries
Notes to Consolidated Financial Statements

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

<PAGE 41>
3.   Unusual CHARGES OR CREDITS

1997

In 1997, the Company recorded an unusual credit of $14,199,000 for a curtailment gain relating to the 1993 Wage Agreement. The curtailment gain and the subsequent remaining liability were calculated under the assumption that participants meeting eligibility requirements by August 1998, were included in the remaining liability. In 1997, the Company also recorded an unusual credit of $13,015,000 due to a change in the estimated liability for pneumoconiosis benefits.

1998

On January 29, 1999, the Company executed the Master Agreement described in Note 1 to the Consolidated Financial Statements. Under that Agreement, the Company agreed to make payments for retiree health benefits as if it continued to be obligated under the 1993 UMWA Wage Agreement for eligible retirees and beneficiaries for a period of five years. At the expiration of such five year period, the Company is free to initiate litigation contesting its obligation to continue to provide such benefits, and the Company will continue to provide such benefits after the expiration of the five year period until it obtains a ruling from a Court of competent jurisdiction that it is not obligated to provide such benefits. The estimated present value of the Company's obligation to provide the benefits for those individuals who would become eligible during the five year period is approximately $2,000,000, and was charged to expense in 1998. The Company currently expects that it will be necessary to litigate this matter at the conclusion of the five-year period. On the advice of counsel, management believes that the Company should prevail in any such litigation, although, as in any litigation, there can be no assurance. Should the UMWA's position be ultimately upheld, the Company would be required to provide retiree health benefits to such beneficiaries after the expiration of the five year period. The estimated present value of this contingent liability, calculated as of December 31, 1999, is approximately $11,000,000.

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


<PAGE 42>

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
 -------------------- --------------- ------------------

<PAGE 43>
The following is a summary of aggregated financial information for all investments owned by WEI and accounted for under the equity method:

Balance Sheets
December 31,                                                            1999                 1998
------------------------------------------------------- --------------------- --------------------
                                                                             (in thousands)
Assets
   Current assets                                                  $ 160,814            $ 129,829
   Property, plant and equipment, net                                504,328              599,293
   Other assets                                                       36,060               48,478
------------------------------------------------------- --------------------- --------------------
   Total assets                                                    $ 701,202            $ 777,600
======================================================= ===================== ====================

Liabilities and equity
   Current liabilities                                             $  56,869            $  52,526
   Long-term debt and other liabilities                              425,960              460,787
   Equity                                                            218,373              264,287
------------------------------------------------------- --------------------- --------------------
   Total liabilities and equity                                    $ 701,202            $ 777,600
======================================================= ===================== ====================

WEI's share of equity                                              $  45,901            $  63,156
Other, net                                                              (676)                (770)
------------------------------------------------------- --------------------- --------------------
WEI's investment in independent power operations                   $  45,225            $  62,386
======================================================= ===================== ====================

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

The Company's capitalized start-up costs were being amortized straight-line over the term of the power contract for the related project.

Income Statements
For years ended December 31,                     1999             1998              1997
-------------------------------------- --------------- ---------------- -----------------
                                                        (in thousands)

Revenues                                     $203,082         $247,015          $270,887
Operating income                              111,234          128,302           136,226
Net income                                   $ 67,035         $252,191          $ 54,423
====================================== =============== ================ =================

WEI equity in earnings                       $ 34,492         $ 64,465          $ 17,770
Cumulative effect of change in
   accounting principle                             -           (9,876)                -
-------------------------------------- --------------- ---------------- -----------------
WEI's share of earnings                      $ 34,492         $ 54,589          $ 17,770
====================================== =============== ================ =================

WEI performs project development and venture and asset management services for the partnerships and has recognized related revenues of $365,000, $510,000, and $531,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Management fees, net of related costs, are recorded as other income when the service is performed.

<PAGE 44>
Southampton Project - WEI owns a 30% general partnership interest in LG&E-Westmoreland Southampton ("Southampton Partnership"), which owns the Southampton Project. The Southampton Project, which was engaged in start-up and testing operations from September 1991 through March 1992, failed to meet Federal Energy Regulatory Commission ("FERC") operating standards for a qualifying facility ("QF") in 1992. On February 23, 1994, the Southampton Partnership filed a request with the FERC for a waiver of the FERC's QF operating standard for 1992. Virginia Power intervened in the FERC proceeding, opposed the granting of a waiver, and alleged that its power contract with the Southampton Partnership had been breached due to the failure of the facility to maintain QF status in 1992.

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

<PAGE 45>
ROVA I Project - WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership's principal customer, Virginia Power contracted to purchase the electricity generated by ROVA I, one of two units included in the ROVA partnership, under a long-term contract. In the second quarter of 1994, that customer disputed the ROVA Partnership's interpretation of the provisions of the Power Purchase Agreement dealing with the payment of the capacity purchase price when the facility experiences a "forced outage" day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The ROVA Partnership believes that the customer is required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated allowed annual number. The customer asserts that it is not required to do so.

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

Rensselaer - On March 15, 1999, LG&E-Westmoreland Rensselaer ("LWR") completed the sale of the Rensselaer Project to Fulton Cogeneration Associates, L.P. ("Fulton"). LWR received approximately $68,000,000 in cash as consideration and recognized a gain of approximately $35,200,000 for the sale of the Rensselaer plant and operating contracts. After payment of expenses and remaining debts, Westmoreland Energy Inc.'s share of the proceeds was approximately $33,000,000 and it recognized its $17,600,000 portion of the gain in equity in earnings. The carrying value of this investment was reduced by Westmoreland Energy, Inc.'s share of the proceeds. The remaining carrying value is nominal and is expected to be recovered.

<PAGE 46>
5.   Dominion Terminal Associates

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

DTA originally financed facilities with funds from the issuance of industrial revenue bonds ("DTA Bonds"). Although the DTA Bonds were issued by and are obligations of the individual partners of DTA, the DTA Bonds are recorded as liabilities of the partnership. Interest is paid to the bondholders by DTA and is specifically allocated to the respective partners.

The following is a summary of financial information for DTA:

Balance Sheets
December 31,                                                      1999                         1998
-------------------------------------------- -------------------------- ----------------------------
                                                                        (in thousands)
Assets
   Current assets                                          $     4,379                  $     4,816
   Non-current assets                                           83,757                       86,175
-------------------------------------------- -------------------------- ----------------------------
   Total assets                                            $    88,136                  $    90,991
============================================ ========================== ============================

Liabilities and partners' deficit
   Current liabilities                                     $     1,540                  $     1,967
   DTA bonds                                                   106,240                      106,240
   Other liabilities                                             9,079                        9,420
   Partners' deficit:
     WTC                                                        15,596                       15,974
     Other partners                                            (44,319)                     (42,610)
-------------------------------------------- -------------------------- ----------------------------
   Total liabilities and partners' deficit                $     88,136                  $    90,991
============================================ ========================== ============================

WTC's share of partners' deficit                          $     15,596                  $    15,974
Other, net                                                       1,240                        1,665
Impairment allowance                                           (12,164)                     (12,164)
-------------------------------------------- -------------------------- ----------------------------
Investment in DTA                                         $      4,672                  $     5,475
============================================ ========================== ============================

Income Statements
For the Years ended December 31,                                    1999                  1998                 1997
--------------------------------------------------- --------------------- --------------------- --------------------
                                                                              (in thousands)

Contribution from Partners                                     $  12,902            $   15,393           $   20,164
Total expenses                                                    14,989                19,349               22,789
--------------------------------------------------- --------------------- --------------------- --------------------
Excess of expenses over partners' contributions                $  (2,087)           $   (3,956)          $   (2,625)
=================================================== ===================== ===================== ====================

Revenues from DTA                                              $     518            $    2,890           $    4,201
Company share of DTA costs                                         1,982                 2,796                3,321
--------------------------------------------------- --------------------- --------------------- --------------------
Equity in earnings (losses) from DTA                           $  (1,464)           $       94           $      880
=================================================== ===================== ===================== ====================

<PAGE 47>
WTC  and the  Company  had a joint  and  several  obligation  for  interest  and principal obligations with respect to its share of certain DTA Bonds ($26,560,000 principal amount at December 31, 1999 and 1998.) WTC's share of the DTA Bonds were supported by a letter of credit on which the Company was the ultimate obligor. In 1994, the Company was in violation of certain covenants of the letter of credit and the letter of credit was drawn. The proceeds of the draw were used by the bank that issued the letter of credit to purchase WTC's DTA Bonds from the bondholders. The Company repaid to the bank the amounts drawn under the letter of credit and the bank released the DTA Bonds to WTC. As a result, WTC's share of the bonds are no longer outstanding. The repurchase of the DTA Bonds was accounted for by DTA as a decrease in long-term debt and an increase in WTC's equity account.

The Company actively markets its 20% share of the terminal's facilities. Accordingly, the Company's equity in earnings (losses) from DTA represents the revenue received from WTC's customer's net of the Company's share of the expenses incurred attributable to the terminal's coal-storage and vessel loading operations.

The DTA partners have a Throughput and Handling Agreement whereby each partner is committed to fund its share of DTA's operating expenses and capital expenditures. Certain costs are allocated to the partners based on volumes or measures other than partnership interests. WTC's total cash funding requirements were $1,603,000; $1,877,00; and $2,883,000 for 1999, 1998 and 1997 respectively.
The "Excess of expenses over partners' contributions", as shown in DTA's income statements, represents non-cash expenses of DTA and does not indicate additional cash contribution requirements for the partners.

The Company's investment in DTA includes costs in excess of its share of partners' equity of $1,190,000 at December 31, 1999 and 1998, and miscellaneous receivables associated with DTA of $50,000 and $475,000, respectively. The costs in excess of its share of partners' equity is no longer being amortized as it has been fully reserved through the impairment allowance recorded in 1998.

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

<PAGE 48>
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

Principal payments due on long-term debt, for the next five years and thereafter are as follows:

Year Ending                                                       Amount
----------------------------------------------------- -------------------
                                                          (in thousands)
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

The following table sets forth the funded status of the Company's obligation:

December 31,                                                                     1999            1998
------------------------------------------------------------------ ------------------- ---------------
                                                                                     (in thousands)
Actuarial present value of benefit obligation:
   Expected claims from terminated employees                                  $ 8,329        $ 10,726
   Claimants                                                                   15,909          17,878
------------------------------------------------------------------ ------------------- ---------------
Total present value of benefit obligation                                      24,238          28,604
Plan assets at fair value, primarily government-backed
   securities                                                                  35,890          39,495
------------------------------------------------------------------ ------------------- ---------------
Excess of trust assets over pneumoconiosis benefit
   obligation                                                                $ 11,652        $ 10,891
================================================================== =================== ===============

<PAGE 49>
The discount rates used in determining the accumulated pneumoconiosis benefit as of December 31, 1999 and 1998 were 7.75% and 6.75%, respectively.

In February 2000, the Company received $6,397,000 of the surplus from the trust.

In 1997 the Company recorded a benefit of $13,015,000 due to a change in the estimated liability for pneumoconiosis benefits, which has been recorded as a component of unusual credits in 1997. The benefit was primarily attributable to a 0.50% change in the discount rate and an actuarial gain resulting from better than expected claims experience.

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

<PAGE 50>
The UMWA contests the Company's right to terminate benefits at the expiration of the collective bargaining agreement and further asserts that former employees will be entitled to such benefits as they reach age 55. As a condition for not opposing dismissal of the bankruptcy, the UMWA demanded and pursuant to the terms of the Master Agreement discussed in Note 1, the Company agreed to continue to provide benefits to participants of the 1993 Wage Agreement for a period of five years from the dismissal of the bankruptcy. The estimated present value of the Company's obligation to provide these benefits for the five-year period was charged to expense in 1998 as an unusual charge. At the expiration of such five year period, the Company is free to initiate litigation contesting its obligation to continue to provide such benefits, and the Company will continue to provide such benefits after the expiration of the five year period until it obtains a ruling from a Court of competent jurisdiction that it is not obligated to provide such benefits. The Company currently expects that it will be necessary to litigate this matter at the conclusion of the five-year period. On the advice of counsel, management believes that the Company should prevail in any such litigation, although, as in any litigation, there can be no assurance. Should the UMWA's position be ultimately upheld, the Company would be required to provide retiree health benefits to such beneficiaries after the expiration of the five year period. The estimated present value of this contingent liability, calculated as of December 31, 1999, is approximately $11,000,000.

<PAGE 51>
The  following  table sets forth the actuarial  present value of  postretirement
benefit   obligations  and  amounts   recognized  in  the  Company's   financial
statements:

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

<PAGE 52>

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

<PAGE 53>
Multiemployer Plan

Until December 1996, and before the commencement of the Chapter 11 cases for the Debtor Corporations, the Company made payments to the Combined Benefit Plan, which is a multiemployer health plan neither controlled nor administered by the Company. The Combined Benefit Plan is designed to pay benefits to UMWA workers (and dependents) who retired prior to 1976. Prior to February 1993, the amount paid by the Company was based on hours worked or tons processed (depending on the source of the coal) in accordance with the national contract with the UMWA. Beginning February 1993 the Company was required by the Coal Act to make monthly premium payments into the Combined Benefit Plan. These payments were based on the number of beneficiaries assigned to the Company, the Company's UMWA employees who retired prior to 1976 and the Company's pro-rata assigned share of UMWA retirees whose companies are no longer in business. The net present value of the Company's future cash payments is estimated to be $34,881,000. The
Company expenses payments to the Combined Benefit Plan when they are due. Payments are generally made on the due date.

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

<PAGE 54>
Supplemental Executive Retirement Plan

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

<PAGE 55>
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

<PAGE 56>
11.   Consent JUDGMENT and other dismissal obligations

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

12.   Income Taxes (Benefit)

Income tax expense (benefit) attributable to income (loss) before income taxes consists of:

                                                1999        1998         1997
-------------------------------------- -------------- ----------- ------------
                                                      (in thousands)
Federal:
   Current                                         -     $ 3,687        $   -
   Deferred                                        -           -            -
-------------------------------------- -------------- ----------- ------------
                                                   -     $ 3,687            -
State:
   Current                                       (82)        100            -
   Deferred                                        -           -            -
------------------------------------- -------------- ----------- ------------
Income tax expense (benefit)                  $  (82)    $ 3,787        $   -
====================================== ============== =========== ============

Income tax expense (benefit) attributable to income (loss) before income taxes differed from the amounts computed by applying the statutory Federal income tax rate of 34% to pretax income (loss) from continuing operations as a result of the following:

                                                              1999            1998            1997
----------------------------------------------------- ------------- --------------- ---------------
                                                                      (in thousands)

Computed tax expense (benefit) at statutory rate           $ 2,909         $  (939)        $ 9,573
Increase (decrease) in tax expense resulting from:
   Percentage depletion                                       (417)           (807)           (402)
   State income taxes, net                                       -               -               -
 Change in valuation
      allowance for net deferred tax assets                 (2,951)          5,676          (8,657)
Other                                                          377            (143)           (514)
----------------------------------------------------- ------------- --------------- ---------------
Income tax expense (benefit)                               $   (82)        $ 3,787         $     -
===================================================== ============= =============== ===============


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                                              1999             1998
------------------------------------------------------------------------------------ -------------- ----------------
Deferred tax assets:                                                                             (in thousands)

Net operating loss carryforwards                                                          $ 69,149         $ 38,750
Alternative minimum tax credit carryforwards                                                 3,148            3,702
Investment tax credit carryforwards                                                              -            2,594
Capital loss carryforwards                                                                       -            1,933
DTA impairment                                                                               4,136            4,136
Independent power projects                                                                   2,705           18,316
Deferred income                                                                                117              117
Accruals for the following:
   Workers' compensation                                                                     6,212            7,186
   Postretirement benefit obligation                                                        34,222           46,577
   Reclamation costs                                                                           897            1,070
   Other accruals                                                                              440            1,134
------------------------------------------------------------------------------------ -------------- ----------------
Total gross deferred assets                                                                121,026          125,515
Less valuation allowance                                                                  (104,567)        (107,518)
------------------------------------------------------------------------------------ -------------- ----------------
Net deferred tax assets                                                                   $ 16,459         $ 17,997
==================================================================================== ============== ================

<PAGE 57>
Deferred tax liabilities:

Plant and equipment, differences due to depreciation and amortization                     $(13,189)        $(12,807)
Prepaid pension cost                                                                        (1,325)          (1,274)
Excess of trust assets over pneumoconiosis benefit obligation                               (1,787)          (3,703)
Advanced royalties, capitalized for financial purposes                                        (110)            (110)
Unamortized discount on long-term debt for financial purposes                                  (48)            (103)
------------------------------------------------------------------------------------ -------------- ----------------
Total gross deferred tax liabilities                                                       (16,459)         (17,997)
------------------------------------------------------------------------------------ -------------- ----------------
Net deferred tax liability                                                                $      -         $      -
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

<PAGE 58>
On September 16, 1999, the Company made a second offer to purchase up to an additional 631,000 depositary shares at $19 per depositary share. The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On October 26, 1999, the offer expired and 412,536 depositary shares were tendered in response to the offer. The balance sheet effect of the transaction was to reduce cash and shareholders' equity by $7,838,000. Following completion of the tender offer, the depositary shares purchased in the offer were converted to shares of Series A Preferred Stock, the shares of Series A Preferred Stock were retired, and the capital of the Company was reduced by the par value of the shares of Series A Preferred Stock retired. The retirements reduced the number of shares of Series A Preferred Stock outstanding from 311,843 to 208,708. Accumulated but unpaid dividends were reduced from $13,253,000 to $8,870,000 and the ongoing quarterly dividend requirement was reduced from $663,000 to $444,000.

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

14.   Incentive Stock Option and Stock Appreciation Rights Plans

As of December 31, 1999, the Company had options outstanding from three Incentive Stock Option ("ISOs") and Stock Appreciation Rights ("SARs") Plans for employees and two Incentive Stock Option Plans for directors.

The 1982 and 1985 employee Plans provide for the granting of ISOs and SARs and the 1995 employee Plan provides for the granting of ISOs and restricted stock. The 1985 and 1995 Plans also provide for the grant of non-qualified options, if so designated, and contains the terms specified for non-qualified options. A SAR gives the holder the right to receive, without payment to the Company, its "value" in cash. The "value" of an SAR for this purpose would be the excess, if any, of the fair market value of one share of common stock of the Company on the date the right is exercised over the exercise price of the SAR. Restricted stock is an award payable in shares of common stock subject to forfeiture under certain conditions. ISOs granted under the 1982, 1985 and 1995 Plans may not have an option price that is less than the fair market value of the stock on the date of grant. ISOs and SARs under the 1982 and 1985 Plans may not be exercised until two years from the date of grant as to 50% of the total number granted and as to the remaining 50% not until three years from the date of grant; the right to exercise ISOs and SARs terminates after eight years from the date of grant. The maximum number of shares of the Company's common stock and SARs that could be issued or granted under the Plans is as follows:

<PAGE 59>
                                 1982 Plan         1985 Plan       1995 Plan
--------------------------- ------------------- --------------- ----------------
Shares of common stock            200,000           400,000         350,000
Stock appreciation rights         470,000           940,000           N/A
--------------------------- ------------------- --------------- ----------------

The 1982 Plan expired on January 4, 1992, and the 1985 Plan expired on January 7, 1995. Therefore, no further ISOs or SARs may now be granted from either of those plans.

In January 1999, 40,000 shares of restricted stock were granted to a group of employees, including one officer. The Company recognized compensation expense equal to the fair value of the shares at the date of grant of $196,800. The restrictions on the shares were removed in March 1999.

Also in January 1999, non-qualified options to purchase 65,000 shares were granted to employees. The options vested immediately, are exercisable at $4.00 per share, and all of these options were outstanding at December 31, 1999.

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

<PAGE 60>
Information for 1999, 1998 and 1997 with respect to both the employee and director Plans is as follows:

                                                                                             Weighted
                                                               Stock              Stock       Average
                                               Issue Price    Option       Appreciation      Exercise
                                                     Range    Shares             Rights         Price
------------------------------------------ ---------------- ------------ --------------- -------------
Outstanding at December 31, 1996               $2.63-20.00      507,557          2,766         $6.95
Expired or forfeited in 1997                    2.63-14.50     (140,471)        (2,766)         6.10
------------------------------------------ ---------------- ------------ --------------- -------------
Outstanding at December 31, 1997                2.63-20.00      367,086              -          7.28
Expired or forfeited in 1998                         18.50      (17,586)             -         18.50
------------------------------------------ ---------------- ------------ --------------- -------------
Outstanding at December 31, 1998                2.63-20.00      349,500              -          6.72
Granted in 1999                                  3.00-4.00      467,500              -          3.11
Exercised in 1999                                     2.63      (25,000)             -          3.41
------------------------------------------ ---------------- ------------ --------------- -------------
Outstanding at December 31, 1999                2.63-20.00      792,000              -          4.76
========================================== ================ ============ =============== =============

Information about stock options outstanding as of December 31, 1999 is as follows:

                                     Weighted-Average
                                        Remaining            Weighted-                           Weighted-
    Range of            Number       Contractual Life    Average Exercise        Number      Average Exercise
 Exercise Price       Outstanding        (Years)               Price           Exercisable         Price
------------------ ---------------- ------------------- -------------------- --------------- ------------------
$2.63-3.00             523,500             7.6                 2.91             331,000             2.85
 3.01-4.00              78,500             8.9                 3.91              69,500             4.00
 4.01-8.00              69,000             2.8                 6.15              69,000             6.15
 8.01-20.00            121,000             1.1                12.54             121,000            12.54
------------------ ---------------- ------------------- -------------------- --------------- ------------------
$2.63-20.00            792,000             6.3                 4.76             590,500             5.36
------------------ ---------------- ------------------- -------------------- --------------- ------------------

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

                                                        1999                  1998               1997
----------------------------------------- ------------------- --------------------- ------------------
                                                           (in thousands, except per share data)
Net Income (loss):
   As reported                                       $ 5,645             $(11,436)           $ 23,268
    Pro forma                                        $ 5,227             $(11,600)           $ 23,104

Basic and diluted income (loss) per share:
    As reported                                          .80              $ (1.64)            $  3.34
    Pro forma                                            .74              $ (1.67)            $  3.32
----------------------------------------- ------------------- --------------------- ------------------

<PAGE 61>
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted in 1999. The weighted average fair value of options granted in 1999 was $.89. There were no options granted in 1997 or 1998.

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


15.  Business Segment Information

The Company's operations have been classified into three segments: coal, independent power operations and terminal operations. The coal segment includes the production and sale of coal from the Powder River Basin in eastern Montana. It also includes coal mining operations in the eastern United States which were idled in the third quarter of 1995. The independent power operations includes the ownership of interests in cogeneration and other non-regulated independent power plants. The terminal operation segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility.
Summarized financial information by segment for 1999, 1998 and 1997 is as follows:

<PAGE 62>

Year ended December 31, 1999

                                                           Coal      Independent         Terminal
                                                                           Power       Operations       Corporate             Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Revenues:
Coal revenue                                           $ 38,539         $     --         $     --         $     --         $ 38,539
Equity in earnings (losses)                                  --           34,492           (1,464)              --           33,028
                                                       --------         --------         --------         --------         --------
                                                         38,539           34,492           (1,464)              --           71,567

Costs and expenses:
Cost of sales - coal                                     33,637               --               --               --           33,637
Depreciation, depletion, and
  Amortization                                            1,425               29               --              117            1,571
Selling and administrative
  expense                                                   770            1,020              732            7,138            9,660
Heritage health benefit costs
                                                             --               --               --           18,737           18,737
Pension benefit                                              --               --               --             (149)            (149)
Doubtful account recoveries                                  --               --               --             (174)            (174)
Gains on sales of assets                                   (433)              --               --               --             (433)
                                                       --------         --------         --------         --------         --------

Operating income (loss)                                $  3,140         $ 33,443         $ (2,196)        $(25,669)        $  8,718
                                                       ========         ========         ========         ========         ========

Capital expenditures                                   $  1,999         $     29         $     --         $     41         $  2,069
                                                       ========         ========         ========         ========         ========

Property, plant and
  equipment (net)                                      $ 36,343         $     81         $      8         $    126         $ 36,558
                                                       ========         ========         ========         ========         ========

Information for the Company's reportable segments relates to 1999 consolidated totals as follows:

Income before income taxes:                       In Thousands

Operating income                                      $  8,718
Interest expense                                        (1,135)
Interest income                                          2,052
Minority interest                                         (854)
Other income (expense)                                    (226)
                                              -----------------
Income before income taxes                            $  8,555
                                              =================

<PAGE 63>
Year ended December 31, 1998

                                                           Coal      Independent         Terminal
                                                                           Power       Operations       Corporate             Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Revenues:
Coal revenue                                           $ 44,010         $     --        $      --       $      --          $ 44,010
Equity in earnings (losses)                                  --           64,465               94              --            64,559
                                                       --------         --------        ---------       ---------          --------
                                                         44,010           64,465               94              --           108,569

Costs and expenses:
Cost of sales - coal                                     37,472               --               --              --            37,472
Depreciation, depletion, and
  amortization                                            1,472               39              648             130             2,289
Selling and administrative
  expense                                                 1,297            1,162              753           3,828             7,040
Heritage health benefit costs
                                                             --               --               --          31,449            31,449
Pension expense                                              --               --               --             111               111
Unusual charges                                              --               --               --           2,000             2,000
Doubtful account recoveries                                  --               --               --          (1,028)           (1,028)
DTA impairment charge                                        --               --               --          12,164            12,164
Gains on sales of assets                                   (473)              (2)              --              --              (475)
                                                      ---------         --------        ---------       ---------          --------

Operating income (loss)                               $   4,242         $ 63,266        $  (1,307)      $ (48,654)         $ 17,547
                                                      =========         ========        =========       =========          ========

Capital expenditures                                  $   2,935         $      8        $      --       $       2          $  2,945
                                                      =========         ========        =========       =========          ========

Property, plant and
  equipment (net)                                     $  35,768         $     88        $       8       $   1,086          $ 36,950
                                                      =========         ========        =========       =========          ========

Information for the Company's reportable segments relates to 1998 consolidated totals as follows:

Income before income taxes:                       In Thousands

Operating income                                      $ 17,547
Interest expense                                          (190)
Minority interest                                         (775)
Other income (expense)                                   1,999
Reorganization items                                   (11,466)
                                              -----------------
Income before income taxes                            $  7,115
                                              =================

<PAGE 64>

Year ended December 31, 1997

                                                                      Independent         Terminal
                                                            Coal            Power       Operations       Corporate           Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (In Thousands)
Revenues:
Coal revenue                                            $ 47,182         $     --         $     --        $     --         $ 47,182
Equity in earnings (losses)                                   --           17,770              880              --           18,650
                                                        --------         --------         --------        --------         --------
                                                          47,182           17,770              880              --           65,832

Costs and expenses:
Cost of sales - coal                                      42,063               --               --              --           42,063
Depreciation, depletion, and
  amortization                                             1,499               96               --             120            1,715
Selling and administrative
  expense                                                    198              783              562           4,389            5,932
Heritage health benefit costs
                                                              --               --               --          16,673           16,673
Pension benefit                                               --               --               --          (5,547)          (5,547)
Unusual credits                                               --               --               --         (27,214)         (27,214)
Doubtful account recoveries                                   --               --               --          (1,410)          (1,410)
Gains on sales of assets                                    (968)              (1)              --              --             (969)

Operating income (loss)                                 $  4,390         $ 16,892         $    318        $ 12,989         $ 34,589
                                                        ========         ========         ========        ========         ========

Capital expenditures                                    $    151         $      8         $     --        $     15         $    174
                                                        ========         ========         ========        ========         ========

Property, plant and
  Equipment (net)                                       $ 34,307         $    125         $      8        $  1,247         $ 35,687
                                                        ========         ========         ========        ========         ========

Information for the Company's reportable segments relates to 1997 consolidated totals as follows:


Income before income taxes:                       In Thousands

Operating income                                      $ 34,589
Interest expense                                          (320)
Minority interest                                       (1,092)
Other income (expense)                                     713
Reorganization items                                      (932)
                                              -----------------
Income before income taxes                            $ 32,958
                                              =================

<PAGE 65>
The Company derives its coal revenues from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of total revenue is summarized as follows:

                                      1999           1998         1997
                                      ----           ----         ----
                                                (In Thousands)
Customer  A                         $19,392        $20,905       $20,906
          B                           7,227          9,909         8,491
          C                           9,289         10,407        11,245
                                 --------------- ------------- ------------
Percentage of total revenue             50%            38%           62%
                                 --------------- ------------- ------------


16.   Commitments and Contingencies

Protection of the Environment

The Company believes its mining operations are in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company maintains compliance primarily through maintenance and monitoring activities. WRI has an agreement with its mining contractor, Morrison Knudsen Company, Inc. (which owns 20% of the stock of WRI), which determined the Company's maximum liability for reclamation costs associated with final mine closure. It calls for the Company to pay approximately $1,700,000 over a 15-year period which began in December 1990. All remaining liability is that of Morrison Knudsen or customers, who are obligated to pay final reclamation costs under provisions of their respective coal sales contracts. The Company has deferred credits of $826,000 and $410,000 at December 31, 1999 and 1998, respectively, related to the Company's obligation for monitoring and maintaining the final reclaimed area for five years subsequent to Morrison Knudsen's reclamation procedures. Such credits represent funds received from Morrison Knudsen and customers for their respective shares of these costs. In addition, per ton reclamation fees imposed by the Federal Surface Mining Control and Reclamation Act of 1977 (the "Surface Mining Act") amounted to approximately $1,913,000, $2,241,000, and $2,455,000 in 1999, 1998
and 1997, respectively.

The Company estimates the total cost for the reclamation of its remaining Virginia Division properties is approximately $1,811,000 and $2,734,000, all of which has been accrued as of December 31, 1999 and 1998, respectively. No assurance can be given that the amount accrued accurately reflects the actual cost of reclamation activities that may be required. Costs incurred to perform reclamation in 1999, 1998, and 1997 amounted to $144,000, $153,000, and
$257,000, respectively. During 1999, 1998 and 1997, the Company sold certain Virginia Division properties. The reclamation obligations assumed by the purchasers of these properties were approximately $597,000 and $346,000 for properties sold during 1999 and 1997, respectively. In addition, there were decreases in the estimated costs to reclaim the remaining properties of $182,000 and $147,000 which were recorded during 1999 and 1997, respectively.

In the event final reclamation is not performed in accordance with state and federal regulations, the Company has $10,600,000 and $4,067,000 of reclamation bonds in place in Montana and Virginia, respectively, to assure compliance with all applicable regulations.

<PAGE 66>
Adventure Resources, Inc.

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

The Company has operating lease commitments expiring at various dates, primarily for real property and equipment. Minimum rental obligations existing under these leases at December 31, 1999 are as follows:

                ---------------------------------------
                            (in thousands)
                2000                               295
                2001                               305
                2002                               195
                2003                               191
                ----------------------- ---------------

<PAGE 67>
Long-Term Sales Commitments

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

Other Contingencies

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

<PAGE 68>
18.   Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 1999 and 1998 are as follows:

                                                                                             Three Months Ended
                                                                        March 31          June 30         Sept. 30          Dec. 31
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands except per share data)
1999
Revenues                                                                $ 30,829         $ 12,394         $ 14,292         $ 14,052
Costs and expenses                                                       (17,847)         (16,844)         (17,876)         (10,282)
----------------------------------------------------------------        --------         --------         --------         --------
Operating income (loss)                                                   12,982           (4,450)          (3,584)           3,770
Income from continuing operations
   before income taxes                                                    12,555           (4,208)          (3,234)           3,442
Income tax (expense) benefit                                                 (45)              --               99               28
Net income (loss)                                                         12,510           (4,208)          (3,135)           3,470
Less preferred stock dividend
   requirements                                                           (1,222)            (663)            (663)            (444)
----------------------------------------------------------------        --------         --------         --------         --------
Income (loss) applicable to common
   shareholders                                                         $ 11,288         $ (4,871)        $ (3,798)        $  3,026
================================================================        ========         ========         ========         ========
Income (loss) per share applicable to
   common shareholders                                                  $   1.62         $   (.69)        $   (.54)        $    .43
================================================================        ========         ========         ========         ========
Number of common and common
   equivalent shares outstanding
   (weighted average)                                                      6,980            7,020            7,033            7,040
================================================================        ========         ========         ========         ========

<PAGE 69>

                                                                                               Three Months Ended
                                                                           March 31         June 30        Sept. 30         Dec. 31
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands except per share data)
1998
Revenues                                                                   $ 16,962        $ 61,845        $ 15,485        $ 14,277
Costs and expenses                                                          (16,062)        (15,291)        (15,022)        (44,647)
--------------------------------------------------------------------       --------        --------        --------        --------
Operating income (loss)                                                         900          46,554             463         (30,370)
Income from continuing operations
   before reorganization items and
   income taxes                                                               2,084          46,221             715         (30,439)
Reorganization items:
   Legal and consulting fees                                                   (659)           (776)         (1,321)         (7,116)
   Interest expense                                                              --              --              --          (5,188)
   Interest income                                                              637             691           1,102           1,164
Income from continuing operations
   before income taxes                                                        2,062          46,136             496         (41,579)
Income tax expense                                                               --              --            (197)         (3,590)
Cumulative effect of change in
  accounting principle                                                           --          (9,876)             --              --
Net income (loss)                                                             2,062          36,260             299         (45,169)
Less preferred stock dividend
   requirements                                                              (1,222)         (1,222)         (1,222)         (1,222)
--------------------------------------------------------------------       --------        --------        --------        --------
Income (loss) applicable to common
   shareholders                                                            $    840        $ 35,038        $   (923)       $(46,391)
====================================================================       ========        ========        ========        ========
Income (loss) per share applicable to common shareholders:
 Continuing operations                                                     $    .12        $   6.45        $   (.13)       $  (6.66)
 Cumulative effect of change in
  accounting principle                                                           --           (1.42)             --              --
--------------------------------------------------------------------       --------        --------        --------        --------
                                                                           $    .12        $   5.03        $   (.13)       $  (6.66)
====================================================================       ========        ========        ========        ========
Number of common and common
   equivalent shares outstanding
   (weighted average)                                                         6,965           6,965           6,965           6,965
====================================================================       ========        ========        ========        ========

<PAGE 70>
Independent Auditor's Report

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





                                                             KPMG LLP

Denver, Colorado
March 3, 2000

<PAGE 71>
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

<PAGE 72>
                                     PART IV
--------------------------------------------------------------------------------

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

<PAGE 73>
          (d) Form of Deposit Agreement among Westmoreland, First Chicago Trust Company of New York, as Depository and the holders from time to time of the Depository Receipts. Reference is hereby made to
               Exhibit 4.3 to Form S-2 Registration No. 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

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

<PAGE 74>
          (d) In 1990, the Board of Directors established an Executive Severance Policy for certain executive officers, which provides a severance award in the event of termination of employment. Reference is hereby made to Exhibit 10(h) to Westmoreland's Annual Report on Form 10-K for 1990 (SEC File #0-752), which
               Exhibit 10(h) is incorporated herein by reference thereto.

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

<PAGE 75>
     (21) Subsidiaries of the Registrant

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

<PAGE 76>
                                   SIGNATURES
--------------------------------------------------------------------------------
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            WESTMORELAND COAL COMPANY

Date:    March 5, 2001                 By:   /s/ Robert J. Jaeger
                                                 Robert J. Jaeger
                                                 Senior Vice President of
                                                 Finance and Treasurer
                                                 (Principal Financial Officer)

Date:    March 5, 2001                 By:   /s/ Laurel B. Placido
                                                 Laurel B. Placido
                                                 Controller
                                                 (Principal Accounting Officer)

<PAGE 77>
                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------



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

<PAGE 78>

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

(A) Includes reserves related to the uncollectibility of notes receivable of $3,602,000, $3,776,000 and $4,804,000 as of December 31, 1999, 1998
         and 1997 respectively, reported as a reduction of Other Assets in the Company's Consolidated Balance Sheets.

(B)      Additions represent a provision for accrued interest.

<PAGE 79>
 EXHIBIT 21
Subsidiaries of the Registrant for the year ended December 31, 1999:


Subsidiary Name                                        State of Incorporation
-------------------------------------------------- ----------------------------
Kentucky Criterion Coal Company                               Delaware
Pine Branch Mining Co.                                        Delaware
WEI - Fort Lupton, Inc.                                       Delaware
WEI - Rensselaer, Inc.                                        Delaware
WEI - Roanoke Valley, Inc.                                    Delaware
Westmoreland Coal Sales Company                               Delaware
Westmoreland Energy, Inc.                                     Delaware
Westmoreland Resources, Inc.                                  Delaware
Westmoreland Terminal Company                                 Delaware
Westmoreland - Altavista, Inc.                                Delaware
Westmoreland - Corona, Inc.                                   Delaware
Westmoreland - Fort Drum, Inc.                                Delaware
Westmoreland - Franklin, Inc.                                 Delaware
Westmoreland - Hopewell, Inc.                                 Delaware
Westmoreland Technical Services, Inc.                         Delaware
Cleancoal Terminal Co.                                        Delaware
Criterion Coal Co.                                            Delaware
Deane Processing Co.                                          Delaware
Eastern Coal and Coke Co.                                   Pennsylvania
-------------------------------------------------- ----------------------------

<PAGE 80>
                                                                      EXHIBIT 23


Consent of Independent Certified Public Accountants





The Board of Directors
Westmoreland Coal Company:



We consent to incorporation by reference in the registration statements (No. 2-90847 and No. 33-33620) on Form S-8 of Westmoreland Coal Company of our reports dated March 3, 2000, relating to the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999, and the related schedule, which reports appear in the December 31, 1999, annual report on Form 10-K(A) of Westmoreland Coal Company.

Our report on the financial statements refers to a change in the method of accounting for start-up costs in 1998.






                                                          KPMG LLP





Denver, Colorado
March 2, 2001