Form 10-K
period 2000-12-31
WESTMORELAND COAL CO
filed 2001-04-02
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

__   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______ .

Commission File No. 001-11155

WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	23-1128670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14th Floor, 2 North Cascade Avenue, Colorado Springs, CO 80903
(Address of principal executive offices)                               (Zip Code)

Registrant’s telephone number, including area code: (719) 442-2600

Securities registered pursuant to Section 12(b) of the Act:

NAME OF STOCK EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED
Common Stock, par value $2.50 per share
Depositary Shares, each representing	American Stock Exchange
one-quarter of a share of Series A Convertible
Exchangeable Preferred Stock Preferred
Stock Purchase Rights

 Securities registered pursuant to Section 12(g) of the Act:

NAME OF STOCK EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED
Series A Convertible Exchangeable Preferred
Stock, par value $1.00 per share	American Stock Exchange

Page i

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X      No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

               ___

The aggregate market value of voting common stock held by non-affiliates as of March 1, 2001 is estimated to be $71,845,000.

There were 7,069,663 shares outstanding of the registrant’s Common Stock, $2.50 Par Value (the registrant’s only class of common stock), as of March 1, 2001.

There were 834,832 depositary shares, each representing one quarter of a share of the registrant’s Series A Convertible Exchangeable Preferred Stock, $1.00 par value per preferred share, outstanding as of March 1, 2001.

The definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K is incorporated by reference into Part III.

Page ii

WESTMORELAND COAL COMPANY
FORM 10-K
ANNUAL REPORT
TABLE OF CONTENTS

Item		Page
	Part I

1	Business	1
2	Properties	9
3	Legal Proceedings	11
4	Submission of Matters to a Vote of Security Holders	13

	Part II

5	Market for Registrant’s Common Equity and Related Stockholder Matters	15
6	Selected Financial Data	18
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
8	Financial Statements and Supplementary Data	32
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	72

	Part III

10	Directors and Executive Officers of the Registrant	72
11	Executive Compensation	72
12	Security Ownership of Certain Beneficial Owners and Management	72
13	Certain Relationships and Related Transactions	72

	Part IV

14	Exhibits, Financial Statement Schedule, and Reports on Form 8-K	73

	Signatures	77

Page iii

PART I

ITEM 1 - BUSINESS

The Company’s principal activities, conducted within the United States, are: (i) the production and sale of coal; (ii) the development, management and ownership of interests in cogeneration and other non-regulated independent power plants; and (iii) the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. Refer to Item 8 - Financial Statements and Supplementary Data for more information regarding the Company’s operating segments.

On December 23, 1996, the Company and four of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. Upon the Company’s motion, these cases were dismissed on December 23, 1998. These petitions and the dismissal are described more fully in Item 3 - Legal Proceedings.

COAL OPERATIONS

Coal Production

Westmoreland Resources, Inc. (“WRI”). WRI is owned 80% by the Company and 20% by Washington Group International, formerly known as Morrison Knudsen Company, Inc., which also mines the coal on a contract basis. WRI operates one large surface mine on approximately 15,000 acres of subbituminous coal reserves in the Powder River Basin. WRI shipped 4,910,000, 5,466,000, and 6,458,000 tons of coal in 2000, 1999 and 1998, respectively. Transportation is arranged and charges are paid by WRI’s customers. The Company received cash dividends from WRI of $8,400,000 in 2000 and $4,000,000 in 1999. The Company received no dividends from WRI in 1998 due to Bankruptcy Code restrictions regarding the payment of dividends.

Virginia Division. The Company idled the Virginia Division in 1995 and completed the sale of its remaining Virginia Division assets during 1999. No tons were shipped from the Virginia Division during 2000, 1999 or 1998. Asset sales in 1999 and 1998 resulted in proceeds, before selling costs, of approximately $726,000 and $511,000, respectively. There were no asset sales during 2000. The Company is negotiating to sell the Virginia Division’s Bullitt refuse area as a site for coal waste disposal. The refuse area has no recorded value. An application to transfer the refuse area permit was filed with the Virginia Division of Mine Land Reclamation in February 2001. The regulatory review process will take an estimated six months.

The following tables show, for each of the past five years, tons sold and revenues derived from Company and unaffiliated production. The Company had no export sales during the five-year period ended December 31, 2000. Included in Company produced tonnages below are amounts purchased from non-Company properties, but processed through Company-owned facilities. No such tons have been purchased since 1996.

Coal Sales in Tons (tons in 000’s)
Year	Total	Company Produced	Sold for Others
2000	4,910	4,910	-
1999	5,466	5,466	-
1998	6,458	6,458	-
1997	7,059	7,059	-
1996	5,221	4,668	553

Coal Revenues ($’s in 000’s)
Year	Total	Company Produced	Sold for Others
2000	35,137	35,137	-
1999	38,539	38,539	-
1998	44,010	44,010	-
1997	47,182	47,182	-
1996	44,152	32,554	11,598

All of the tonnage sold by the Company in 2000 was pursuant to contracts at WRI calling for deliveries over a period longer than one year (“long-term contracts”). The table below presents the percentage of coal tonnage sold under long-term contracts for the last five years:

Sales Under Long-Term Contracts
2000	100%
1999	100%
1998	98%
1997	97%
1996	89%

The following table presents minimum total sales tonnage under existing long-term contracts for the next five years from the Company’s existing mining operation (all from WRI). The price for all future tonnage is subject to revision and adjustments based upon certain indices.

Projected Sales Tonnage Under Existing Long-Term Contracts (000s)
2001	4,650
2002	4,650
2003	950
2004	950
2005	700

The weighted average price under existing long-term contracts was $7.15 in 2000, $7.05 in 1999 and $6.82 in 1998. The prices under these contracts are increased by a fixed amount, a fixed percentage or based upon a percentage of the change in the average of the Consumer Price Index and Gross National Product and the Implicit Price Deflator.

In 2000, the two largest customers of the Company accounted for 92% of its coal revenues. Northern States Power (now Xcel Energy) and Western Fuels Association accounted for 67% and 25%, respectively, of the Company’s coal revenues. No other customer accounted for as much as 10% of the Company’s 2000 coal revenues. The long-term contract with WRI’s largest customer, Xcel Energy, expires in 2002. The long-term contract with Western Fuels Association expires December 31, 2007. The Company anticipates replacing sales as contracts expire with new contracts or spot sales.

On July 1, 1999, WRI restructured the terms of its coal sales agreement with Xcel Energy. The new agreement increased the tonnage of coal that Xcel Energy is required to purchase and that WRI is required to deliver and eliminates the former option agreement. The new agreement expires on December 31, 2002. WRI anticipates it will negotiate an extension of the new agreement before it expires. Under the old agreement, WRI had entered into an option agreement whereby it had agreed to sell up to an additional 200,000,000 tons of coal to Xcel Energy. As compensation for granting the option, WRI received 1 1/4 cents, payable quarterly (with applicable price adjustments) for each optioned ton. The option was never exercised. WRI recorded no income relative to the option agreement during 2000. In 1999 and 1998, WRI recorded income of $1,593,000 and $3,171,000, respectively, relative to this option agreement.

The Company is now in the process of acquiring significant new coal operations. Please refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEPENDENT POWER OPERATIONS

Westmoreland Energy, Inc. (“WEI”) owns and manages interests in independent power projects. WEI, through various subsidiaries, has interests in seven such power projects, all of which are currently operational. Each project has a single power purchaser and steam host. Refer to Note 4 of the Consolidated Financial Statements for additional information concerning WEI, including specific project operational statistics.

Independent power projects sell electricity through long-term power contracts to utilities, or in some cases, to large industrial users. There are three types of independent power projects: cogeneration projects which provide two types of useful energy (e.g., electricity and steam) sequentially from a single primary fuel (e.g., coal); small power producers which utilize waste, biomass or other renewable resources as fuel; and exempt wholesale generators (“EWG”) which provide electrical energy without the requirement to sell thermal energy or use waste or renewables as fuel sources. WEI has invested in projects that provide two types of useful energy sequentially from a single primary fuel and in projects that are exempt wholesale generators. The key elements of an independent power project are a long-term contract for the sale of electricity, long-term contracts for the fuel supply, a suitable site, required permits and project financing. Cogeneration projects require another long-term contract for the sale of the steam or other thermal energy. The economic benefits of cogeneration can be substantial because, in addition to generating electricity, a significant portion of the energy is used to produce steam or high temperature water (thermal energy) for industrial processes. Electricity is sold to utilities and in certain situations, to end-users of electrical power, including large industrial facilities. Thermal energy from the cogeneration plant is sold to commercial enterprises and other institutions. Large industrial users of thermal energy include plants in the chemical processing, petroleum refining, food processing, pharmaceutical, pulp and paper industries.

On March 15, 1999, LG&E-Westmoreland Rensselaer (“LWR”) completed the sale of the Rensselaer project to Fulton Cogeneration Associates, L.P. (“Fulton”). LWR received approximately $68,000,000 in cash as consideration for the sale of the Rensselaer plant and operating contracts. After payment of expenses and remaining debts, WEI’s share of the proceeds was approximately $33,000,000.

On November 30, 2000, WEI announced the execution of an agreement to sell its 30% equity interest in the three Virginia Projects, Altavista, Hopewell and Southampton. The sale was subject to receipt of all necessary regulatory approvals. All approvals were obtained in March and closing occurred on March 23, 2001. The transaction is subject to a final accounting which will occur within 30 days of closing. WEI anticipates that proceeds from the sale will approximate $25,000,000. In anticipation of this transaction, the Company recorded an impairment charge of approximately $4,600,000 in 2000.

Westmoreland Power, Inc. (“WPI”) announced on February 28, 2001 that it had submitted a proposal to develop, own and operate, either independently or in partnership, a new state-of-the-art 500 MW lignite-fired power plant near Gascoyne, North Dakota in connection with Lignite Vision 21 (“LV-21”). LV-21 is a partnership between the state of North Dakota and the Lignite Energy Council designed to encourage construction of a new baseload power plant in North Dakota and includes up to $10 million in matching funds from the state of North Dakota for such development.

TERMINAL OPERATIONS

Westmoreland Terminal Company, a wholly-owned subsidiary of the Company, owns a 20% interest in Dominion Terminal Associates (“DTA”), the owner of a coal storage and vessel-loading facility in Newport News, Virginia. DTA’s annual throughput capacity is 22,000,000 tons, with a ground storage capacity of 1,700,000 tons. DTA loaded 7,160,000, 8,357,000 and 11,511,000 tons in 2000, 1999 and 1998, respectively. The Company’s portion of these tons was 163,000, 379,000 and 2,069,000 in 2000, 1999 and 1998, respectively. The Company leases ground storage space and vessel-loading capacity and facilities to others and provides related support services. Refer to Note 5 of the Consolidated Financial Statements for further information regarding DTA.

GENERAL

Employees and Labor Relations

The Company, including subsidiaries, directly employed 31 people on December 31, 2000, compared with 29 people on December 31, 1999. The Company had no UMWA employees at December 31, 2000.

The Company’s last wage agreement with the UMWA became effective on December 16, 1993 (the "1993 Agreement”) and expired on August 1, 1998. The Company is not a party to any subsequent wage agreement with the UMWA. See Note 9 to Consolidated Financial Statements for additional information regarding the 1993 Agreement.

Competition

The coal industry is highly competitive and the Company competes (principally on price and quality of coal) with other coal producers of various sizes. The Company’s production accounted for less than 1% of coal production in the United States in 2000. Coal-fired generation was responsible for approximately 54% of all electricity generated within the United States in 2000.

The Company’s steam coal production also competes with other energy sources in the production of electricity. Factors such as the price of natural gas and the cost of environmental compliance will be major considerations in the decision to build and bring on line substantial new coal fired generation. The price of natural gas has been volatile over the past year making the relative price stability in the coal market a significant contributor to renewed interest in constructing new, more environmentally friendly coal-fired generation.

The Company generates electricity which is sold on a wholesale basis under long-term contracts to utilities under rates established in power purchase agreements and approved by regulatory agencies. The independent power industry has grown rapidly over the past twenty years, accelerating in the 1990’s due to electric utility deregulation initiatives. In the initial years following deregulation, prices for electricity were quite competitive, the result of low fuel prices and a relatively high level of surplus capacity that carried over from regulation. Increasing energy demand, rising fuel prices, and the failure of the growth in generating capacity to keep pace with the increase in demand for power converged in 2000 to result in the California energy crisis and higher electricity prices throughout the country. In this new environment, there is a renewed interest in coal-fired capacity and more than 16,000 megawatts of planned additions have been announced as of March 2001.

The principal sources of competition in this market include traditional regulated utilities who have underutilized capacity, unregulated subsidiaries of regulated utilities, energy brokers and traders, energy service companies in the development and operation or energy-producing projects and the marketing of electric energy, equipment suppliers and other non-utility generators like the Company. Competition in this industry is substantially based on price with generators seeking lower cost alternatives for providing electricity.

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

Energy Regulation

WEI’s cogeneration operations are subject to the provisions of various laws and regulations, including the federal Public Utilities Regulatory Policies Act of 1978 (“PURPA”). PURPA provides qualifying cogeneration facility status (“QF”) to all of WEI’s operations except ROVA I which is an Exempt Wholesale Generator (“EWG”). The QF or EWG status allows those facilities to operate with certain exemptions from substantial federal and state regulation, including regulation of the rates at which electricity can be sold.

The most significant recent change in energy regulation was the passage of the National Energy Policy Act of 1992 (“EP Act”). Companies can now apply for EWG status with the Federal Energy Regulatory Commission (“FERC”). An EWG project can provide electrical energy without the requirement to sell thermal energy to a user. The EP Act permits an EWG project to also be a QF project. An EWG that is not a QF project must have its power rates approved. An EWG project that is a QF project can receive avoided cost rates that are not subject to approval by FERC.

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

Protection of the Environment

Mining Operations. The Company believes its mining operations are in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company maintains compliance primarily through maintenance and monitoring activities. WRI has an agreement with its mining contractor, Washington Group International, formerly known as Morrison Knudsen Company, Inc. (which owns 20% of the stock of WRI), which limits the Company’s maximum liability for reclamation costs associated with final mine closure. It calls for the Company to pay approximately $1,700,000 over a 15-year period which began in December 1990. All remaining liability is that of Washington Group International, or one customer who is obligated to pay final reclamation costs under provisions of its coal sales contract. In addition, the Company paid per ton reclamation fees imposed by the Federal Surface Mining Control and Reclamation Act of 1977 (the “Surface Mining Act”) of approximately $1,719,000, $1,913,000 and $2,241,000 in 2000, 1999 and 1998, respectively. No reclamation fees were paid by the Virginia Division in 2000, 1999 or 1998 because there was no production.

Reclamation of the Bullitt refuse area has been deferred pending assignment of this property to a third party. The estimated cost to comply with Virginia regulations has been accrued in the event an assignment to a third party is not consummated. The Company has also submitted information required by regulators to address a minor water leak in the refuse area.

The Surface Mining Act regulations set forth standards, limitations and requirements for surface mining operations and for the surface effects of underground mining operations. Under the regulatory scheme contemplated by the Surface Mining Act, the Federal Office of Surface Mining (“OSM”) issued regulations which set the minimum standards to which State agencies concerned with the regulation of coal mining must adhere. States that wish to regulate such coal mining must present their regulatory plans to OSM for approval. Once a State plan receives final approval, the State agency has primary regulatory authority over mining within the State, and OSM acts principally in a supervisory role. State agencies may impose standards more stringent than those required by OSM. The two states in which the Company currently has reclamation obligations, Montana and Virginia, have submitted regulatory plans to OSM, and these plans have received final approval. However, since the WRI mine is located on lands that were once part of coal reserves owned by the Crow Indian Nation, the question of whether the WRI operation is subject to the State of Montana’s regulatory oversight or OSM’s oversight is the source of a continuing dispute between the Federal Government and the State of Montana. Montana and OSM executed a Memorandum of Understanding (“MOU”) in 1985 pursuant to which both OSM and the State of Montana simultaneously exercise regulatory oversight. The MOU continues in full force and effect. There would be potential liability to the Company in the event it, or any of its previous independent contractors, failed to satisfy the obligations created by the Surface Mining Act. Failure to comply with the Surface Mining Act could result in the Company having its existing permits revoked or applications for new permits or permit modifications blocked.

The Company has $10,600,000 and $4,099,000 of reclamation bonds in place in Montana and Virginia, respectively, to assure compliance with all applicable regulations.

The Company projects that charges for maintenance and monitoring activities to meet environmental requirements for these operations will be minimal in 2001. Future costs could change either to reflect the impact of new regulations or because presently unforeseeable conditions may be imposed on future mining permits.

In 1990, certain amendments were enacted to the Clean Air Act (“1990 Amendments”). As the first major revisions to the Clean Air Act since 1977, the 1990 Amendments vastly expanded the scope of federal regulations and enforcement in several significant respects. In particular, the 1990 Amendments required that the United States Environmental Protection Agency (“EPA”) consider or issue new regulations related to ozone non-attainment, air toxics and acid rain. Phase I of the acid rain provisions required, among other things, that certain electric utility power plants reduce their sulfur dioxide (SO2) emissions to effectively less than 2.5 lbs per million Btu by January 1, 1995. Phase II required essentially all utility power plants reduction in emissions to effectively less than 1.2 lbs per million Btu by January 1, 2000.

The 1990 Amendments allow utilities the freedom to choose the manner in which they will achieve compliance with the required emission standards, including switching to lower sulfur coal, scrubbing, and using SO2 credit allowances. The Company anticipates little or no impact on its operations from the ozone non-attainment provisions of the 1990 Amendments. There are not yet any regulations for air toxics but the EPA has said it will pursue mercury regulations. All coal plants could be affected. The Company cannot currently determine how it will be impacted.

Independent Power. The environmental laws and regulations applicable to the projects in which WEI and WPI participate primarily involve the discharge of emissions into the water and air, but can also include wetlands preservation and noise regulation. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies. Meeting the requirements of each jurisdiction with authority over a project can delay or sometimes prevent the completion of a proposed project, as well as require extensive modifications to existing projects. The partnership owners of the projects in which WEI has its interests have the primary responsibility for obtaining the required permits and complying with the relevant environmental laws.

On December 17, 1999, the EPA issued its final Section 126 rule regarding NOX reductions of 510,000 tons during each annual ozone season (May 1 – September 30). The additional NOX reductions are to begin in 2003. The rule responds to petitions filed by several northeastern states under Clean Air Act Section 126 and seeks to control upwind NOX emissions which the petitioning states allege prevent them from attaining the one hour ambient air quality standard (.15 ppm) for ozone. The rule 126 approach is an alternative to regional NOX reductions called for in the challenged EPA NOX SIP Call Rule. One of the most significant differences between the NOX SIP Call and the Section 126 rule is that under Section 126, EPA attempts to regulate the individual source directly. This circumvents state implementation plans. The baseline for 2003-2007 NOX emissions allocations is the average of the highest date for any two years in the 1995-1998 period. Allocation budgets will be updated in five-year increments and EPA will inform sources of their allocations three years in advance. Initial allocations for the three Virginia projects and the ROVA projects beginning in 2003 were published in the December 17 EPA rule.

On March 5, 2001 the Supreme Court rejected petitions by industry groups and various states seeking review of EPA’s NOx SIP Call Rule. The Court of Appeals for the District of Columbia Circuit last year upheld the Rule, lifted the stay on its implementation, and set new compliance deadlines for states and sources. The court’s ruling does not affect the EPA’s Section 126 rules, which are the subject of a separate legal challenge currently under review by the court.

At this time, the impact of Rule 126 on the Company’s independent power projects cannot be determined. Since the three Virginia Projects were sold on March 23, 2001, compliance with changed or new environmental standards will be the responsibility of the purchaser. At ROVA, the project partnership installed a neural network in the boilers. The neural network is intended to increase boiler efficiency and reduce NOx and CO emissions. Testing to determine optimal settings is currently underway. While the ROVA partnership anticipates that the neural network will enable it to reduce the level of NOx and CO emissions from the ROVA I and ROVA II power plants, it is too early to predict the extent of the reduction.

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

Foreign and Domestic Operations and Export Sales. The Company’s assets and operations are, and for each of the last three years have been, located entirely within the United States. There have been no export sales during the last three years.

Refer to Note 15 of the Consolidated Financial Statements for additional information regarding the Company’s business segments.

ITEM 2 - PROPERTIES

As of December 31, 2000, the Company owned or leased coal properties located in Montana and Virginia. Coal reserves in Virginia were insignificant. The Company’s estimated total coal reserves in owned or leased property in Montana were approximately 70,000,000 tons. In addition, the Company’s estimated total coal deposits in owned or leased property in Montana were 542,197,000 tons. A "coal reserve" is that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. The Company includes in "coal reserves" 30,000,000 tons that are not fully permitted but that otherwise meet the definition of "coal reserves." A description of the permitting process and the Company’s assessment of that process as applied to these 30,000,000 tons follows the tables below. A "coal deposit" is a coal bearing body which has been appropriately sampled and analyzed in trenches, outcrops, drilling and underground workings to support sufficient tonnage and grade to warrant further exploration stage work. This coal does not qualify as a "coal reserve" until, among other things, a final comprehensive evaluation based upon unit cost per ton, recoverability, and other material factors conclude legal and economic feasibility.

The following tables show the Company’s estimated coal reserves, coal deposits and production in 2000.

Summary of Coal Reserves and Production Tons as of December 31, 2000 (in thousands except sulfur percentages)
	2000 Production	Percent Sulfur	Coal Reserves(2)
Western Operations Montana Steam	4,910	.65(1)	70,090(3)

  Percent Sulfur applies to the 2000 production tons.
  All coal reserves are "proven" coal reserves: reserves for which(a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. In addition, all coal reserves are "assigned" coal reserves: coal that has been committed by the Company to operating mining equipment and plant facilities.
  Includes 30 million tons that are not fully permitted but otherwise meet the definition of "proven" coal reserves.
Summary of Coal Deposits as of December 31, 2000 (in thousands of tons)
Coal Deposits
Western Operations Montana Steam	542,197 (1)
  All coal deposits have been committed by the Company to operating mining equipment and plant facilities.

All coal reserves and coal deposits shown in the foregoing tables are leased by WRI from the Crow Tribe of Indians, which leases run to exhaustion of the mineable and merchantable coal. The Company believes that all such deposits and reserves are recoverable through existing facilities with current technology and the Company’s existing infrastructure. These reserves and deposits were estimated to be 799,803,000 tons as of January 1, 1980, based principally upon a report by Intrasearch, Inc., an independent firm of consulting geologists, prepared in February 1980. The coal consists of two main seams and a stray seam between the upper and lower main seams. Currently, the upper seam is the only seam being mined due to a quality modification required by a significant customer. Annually, estimated remaining tons are reduced by production in the upper main seam and by the amount of coal in the lower and stray seams bypassed after mining the upper main seam.

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

WRI has chosen not to permit all of the coal deposits in its mine plan because it already has sufficient coal in its current mine plan that is permitted, given the current rate of mining and demand for its production. It is anticipated that an application covering the estimated 30 million tons of unpermitted reserves will be filed in the first half of 2003. Based upon the Company’s current knowledge of the permitting process and the nature of these reserves, the Company believes that there are no matters that would hinder its ability to obtain this mining permit in the future.

Westmoreland Resources, Inc. ("WRI"), owns the Absaloka Mine, a surface (open pit) coal mine located in Big Horn County, Montana and has been the only operator on the property. The mine is located in the upper Sarpy Creek drainage, 35 miles south of Hysham and 30 miles east of Hardin via Route 384. The mine is accessed from Route 384 via County Road 42. Mine facilities consisting of a truck dump, primary and secondary crushers, conveyors, coal storage barn, train loadout, rail loop and support facilities including shop, warehouse, boiler house, deep well and water treatment plant were constructed beginning in late 1972 and completed in early 1974. Power is purchased under a long-term contract with the local utility. The primary excavating machine (completed in 1979) is a Bucyrus-Erie 2570W walking dragline with a bucket capacity of 110 cubic yards. (Mobile equipment, including loaders, haul trucks, scrapers, dozers, graders, water trucks and fuel truck is owned by WRI’s mining contractor and minority owner, Washington Group International, Inc., formerly known as Morrison Knudsen Corporation). The total cost for the foregoing mine facilities incurred through 2000 is approximately $76,000,000. The Company currently anticipates spending an additional $500,000 to permit the additional mining area. The Company expects that it will incur this cost no later than 2007. WRI currently has no proposed program of exploration and development of this property other than obtaining future mining permits.

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

In 1988, WRI began supplying coal to a new generating unit. This unit had been designed to burn Sarpy Creek coal from the Company’s Absaloka Mine, but almost immediately severe slagging problems were encountered. The problem was traced to coal from the Robinson seam, the plant owners notified WRI that they would no longer accept Robinson coal, and consequently, mining of the Robinson seam was discontinued in 1990. Hence, the only seam now being mined is the Rosebud-McKay seam, which is actually two seams separated by a thin parting ranging in thickness from a few inches to several feet. The total aggregate coal thickness in the Rosebud and McKay seams averages 32 feet. The coal is subbituminous C grade with an average heating value of 8,700 Btu/lb. and 0.64 percent sulfur as received.

When the mine was first developed, the primary overburden stripping machine was a Marion 8200 dragline with a 75-cubic-yard bucket provided by the mining contractor. At that time, WRI anticipated production of 10 million tons per year utilizing two draglines. The second dragline, a Bucyrus-Erie 2570W, was purchased by WRI. By the mid-1980’s, it was clear that the market would not support a production rate of 10 million tons per year, so the mining contractor was permitted to move its Marion dragline to another mine. The present sustainable mine capacity using the Bucyrus-Erie 2570W dragline is 6.5 million tons per year; production of 4.91 million tons in 2000 was approximately 76 percent of capacity.

Total capital cost to develop the mine and coal handling plant was approximately $76,000,000. Through 2000, approximately 111,571,000 tons of coal had been shipped to utility customers in the upper Midwest for use as steam coal. Transportation is arranged and charges are paid by WRI’s customers. There have been no significant problems with operation of the coal handling plant; the only significant operating problem has been spoil stability in high overburden areas. A total of 3,157 acres have been disturbed by mining of which reclamation is complete on 2,207 acres, with the balance involved in active mining operations. The reclamation bond, which is posted by WRI and is an estimate of total cost to reclaim, is $10,600,000. Under its mining contract with WRI, the mining contractor is responsible for reclaiming the property. After reclamation is complete, WRI is responsible for maintaining and monitoring the reclaimed property until the bond is released. For the property mined through December 31, 2000, WRI’s estimated cost of maintaining and monitoring such property prior to bond release is $1,000,000 to $2,000,000.

Refer to Note 4 of Notes to Consolidated Financial Statements for a description of WEI properties.

All of the Company’s Virginia operations have been idled and the Company has no intention of resuming operations there or mining the few remaining reserves.

ITEM 3 - LEGAL PROCEEDINGS

On December 23, 1996 ("Petition Date"), Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company (the "Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Colorado (the "Chapter 11 Cases"). On July 27, 1998, they filed a joint motion to be dismissed from bankruptcy. By order of the Bankruptcy Court entered on December 23, 1998, the Chapter 11 Cases were dismissed. No objections were filed during the ten day stay period that expired on January 4, 1999. Effective with the dismissal, the Debtor Corporations are no longer subject to the protections afforded or restrictions imposed by the Bankruptcy Code. Prior to the dismissal, the Debtor Corporations were in possession of their respective properties and assets and were operating as debtors in possession pursuant to provisions of the Bankruptcy Code. Refer to Note 1 to the Consolidated Financial Statements for additional information concerning the bankruptcy proceedings.

Westmoreland Coal Company – The Company has commenced arbitration proceedings with the UMWA 1974 (Retirement) Plan regarding the Company’s withdrawal liability. Refer to Item 7 – Management’s Discussion and Analysis for further information.

Westmoreland Energy, Inc. – WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership’s principal customer, Virginia Power, contracted to purchase the electricity generated by ROVA I, one of two units owned by the ROVA Partnership, under a long-term contract (the "Power Purchase and Operating Agreement"). In the second quarter of 1994, that customer disputed the ROVA Partnership’s interpretation of provisions of the contract dealing with the payment of the capacity purchase price when the facility experiences a "forced outage" day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The ROVA Partnership believed that the customer was required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated allowed annual number. The customer asserted that it was not required to do so.

In October 1994, the ROVA Partnership filed a complaint against Virginia Power seeking damages, contending that Virginia Power breached the Power Purchase and Operating Agreement ("PPOA") in withholding such forced outage capacity payments. The case was tried beginning on October 26, 1998 in the Circuit Court of the City of Richmond, Virginia. On December 2, 1998, the Circuit Court entered judgment in the ROVA Partnership’s favor for the amount of $14,800,000 (the amount that Virginia Power had withheld at the trial date) plus interest for a total of $19,336,000. On December 21, 1998, Virginia Power posted its appeal bond and on December 29, 1998, noted its appeal of the Circuit Court’s decision to the Virginia Supreme Court. Interest continued to accrue on the judgement. The Virginia Supreme Court heard oral arguments on January 11, 2000 and on March 3, 2000 reversed the trial court’s decision because the trial court had excluded certain oral evidence. The Virginia Supreme Court remanded the matter for further proceedings, and the Circuit Court set those proceedings for October 30, 2000. However, the trial date was postponed and not rescheduled. From May 1994, through October 2000, Virginia Power withheld approximately $21,355,000 of capacity payments during periods of forced outages. Interest continued to accrue on that amount.

Before the trial began the ROVA Partnership and Virginia Power agreed to resolve issues regarding continuation of capacity payments on allowed forced outage days. Virginia Power paid the ROVA Partnership for the capacity payments it had withheld together with interest at the contract rate. WEI’s share was $14,900,000. In addition to settlement of the litigation, the ROVA Partnership and Virginia Power negotiated an amendment to the PPOA which clarified the provisions of the contract governing capacity payments and provides incentives for the ROVA Partnership to keep the ROVA unit available and on-line.

Southampton Project - In October 1998, the Southampton Partnership and Virginia Power entered into a settlement agreement of their administrative proceeding before the Federal Energy Regulatory Commission ("FERC") concerning the Southampton project’s compliance with Qualifying Facility ("QF") criteria and payments arising out of plant performance in 1992. The settlement provided for, among other items, payments by the Southampton Partnership to Virginia Power of $1,000,000 annually for the years 1999-2001, followed by a reduction in capacity payments from Virginia Power to the Southampton Partnership of $500,000 for each of the years 2002-2008. Following 2008, Virginia Power could elect to terminate its power purchases from the Southampton Partnership or continue to be entitled to the $500,000 annual reduction in capacity payments for the remainder of the power purchase agreement. The settlement was approved by the FERC.

Resolution of the administrative proceeding confirmed the Southampton Partnership’s QF status after 1992, inapplicability of the Federal Power Act to both the Southampton project and the upstream partners and owners, including WEI and Westmoreland, and, assuming continued compliance with loan covenants and appropriate project financial performance, the ability to distribute earnings to the project partners.

Following resolution of the administrative proceeding, Fourfold L.P., a limited partner of LG&E-Southampton L.P. and a subsidiary of Chrysler Capital, made a demand on the Southampton Partnership and the related Louisville Gas and Electric ("LG&E") and Westmoreland entities for reimbursement in the amount of $1,979,000 in connection with its share of the settlement. The Westmoreland entities have made a similar demand against the LG&E entities in the amount of $3,300,000. Pursuant to a mediation effort in 1999, the project participants (general partners, including a Westmoreland subsidiary, Westpower-Franklin ("Westpower"), and operator) agreed to compromise and settle Fourfold L.P.’s claim. Westpower, without admitting liability, contributed $100,000 of a significantly larger settlement to Fourfold. The mediation which resolved the Fourfold claim did not successfully resolve the Westpower claims to the Company’s satisfaction. Westpower, as part of the sale of its equity interest to Virginia Power, has agreed to compromise its claims against LG&E. At the closing of the sale of the Partnership’s equity interest to Virginia Power on March 23, 2001, LG&E paid Westpower $750,000 in settlement of its claim.

Westmoreland Resources, Inc. – WRI has commenced litigation against its mining contractor, Washington Group International, formerly known as Morrison Knudsen Company Inc., in which WRI seeks to require Washington Group International, to pay for significant repairs to WRI’s dragline. Refer to Item 7 – Management’s Discussion and Analysis for further information.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

Executive Officers of the Registrant

The following table shows the executive officers of the Company, their ages as of March 1, 2001, positions held and year of election to their present offices. No family relationships exist among them. All of the officers are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

Name	Age	Position	Held Since
(1) Christopher K. Seglem	54	Chairman of the Board	1996
		President and	1992
		Chief Executive Officer	1993
(2) Robert J. Jaeger	52	Senior Vice President of Finance and	1996
		Treasurer
(3) W. Michael Lepchitz	48	Vice President and General Counsel	2000
		President Westmoreland Energy, Inc.	1997
(4) Edward J. Demeter	60	President Westmoreland Coal Sales	2000
		President Westmoreland Technical	2000
		Services, Inc.
		President Westmoreland Terminal	2000
		Company
(5) Gregory S. Woods	47	Vice President Eastern Operations	2000
		Executive Vice President
		Westmoreland Energy, Inc.	1996
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
  Mr. Lepchitz joined Westmoreland in 1991 as Assistant General Counsel. He was named General Counsel of Westmoreland Energy, Inc. in 1995 and became President of WEI in 1997. In June 2000 Mr. Lepchitz was elected Vice President and General Counsel of Westmoreland Coal Company. He is a member of the Virginia State Bar.
  Mr. Demeter became Assistant Controller to Westmoreland Coal Sales in 1977. He was named Controller in 1978 and Controller and Agency Manager in 1980. In 1982, he became Assistant Vice President of Purchasing and in 1992, he became Vice President of Purchasing. He was named Vice President Sales and Distribution in October 1995 and President of Westmoreland Coal Sales Company in April 2000. He was named President of Westmoreland Technical Services, Inc. in March 2000 and president of Westmoreland Terminal in April 2000. He is a certified public accountant in the State of Pennsylvania.
  Mr. Woods joined Westmoreland Coal Company in May 1973 and held various corporate accounting and management information systems’ positions while at Westmoreland’s Virginia and West Virginia coal mining operations. Mr. Woods has been with Westmoreland Energy, Inc. since 1990 and has held the positions of Controller, Asset Manager, and Vice President - Finance and Asset Management. Mr. Woods was elected to his current position as Executive Vice President of Westmoreland Energy, Inc. in 1996 and as Vice President - Eastern Operations of Westmoreland Coal Company in June 2000.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS

Market Information:

The following table shows the range of sales prices for the Company’s common stock, par value $2.50 per share (the "Common Stock"), and depositary shares, each representing one quarter of a share of the Company’s Series A Convertible Exchangeable Preferred Stock, $1.00 par value per preferred share (the "Depositary Shares"). The stock traded on the New York Stock Exchange prior to the Company’s filing for protection under Chapter 11.

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

The Common Stock and Depositary Shares were listed for trading on the American Stock Exchange ("AMEX") on April 12, 1999 and sales prices stated after that date were as reported by the AMEX.

	Sales Prices
	Common Stock		Depositary Shares
	High	Low	High	Low
1999
First Quarter	4 3/4	3 1/2	18 1/2	16 1/4
Second Quarter	4 1/2	2 5/8	20 3/8	16 1/8
Third Quarter	3 3/4	2 3/4	19 1/4	18 1/8
Fourth Quarter	3 7/8	2 11/16	18 5/8	15 5/8

2000
First Quarter	4 1/16	2 3/4	16	14 7/8
Second Quarter	3 7/8	2 5/8	18	14 1/2
Third Quarter	5 1/2	2 7/8	22	15 1/8
Fourth Quarter	9 1/4	4 3/4	20 3/4	17

Approximate Number of Equity Security Holders:

Number of Holders of Record
Title of Class	(as of March 1, 2001)
Common Stock ($2.50 par value)	1,630
Depositary Shares, each representing a
one-quarter share of Series A
Convertible Exchangeable Preferred
Stock	32

Dividends:

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company’s principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders’ deficit. The quarterly dividends which are accumulated but unpaid through and including January 1, 2001 amount to $11,088,000 in the aggregate ($53.13 per preferred share or $13.28 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

On March 10, 1999, the Company offered to purchase up to 1,052,631 depositary shares, each representing one quarter of a share of its Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"). The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On April 7, 1999, the offer expired and 1,683,903 depositary shares were tendered in response to the offer. Because the number of shares tendered exceeded the maximum number of shares the Company had offered to purchase, a proration factor of approximately 62.5% was applied to all shares tendered. A total of 1,052,631 depositary shares were purchased for $20,000,000. The balance sheet effect of this transaction was to reduce cash and shareholders’ equity by $20,000,000. Following completion of the tender offer, the depositary shares purchased in the offer were converted into shares of Series A Preferred Stock, the shares of Series A Preferred Stock were retired, and the capital of the Company was reduced by the par value of the shares of Series A Preferred Stock retired. This reduced the number of shares of Series A Preferred Stock outstanding from 575,000 to 311,843, accumulated but unpaid dividends from $21,994,000 to $11,928,000, and the ongoing quarterly preferred dividend requirement from $1,222,000 to $663,000.

On September 16, 1999, the Company made a second offer to purchase up to an additional 631,000 depositary shares at $19 per depositary share. The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On October 26, 1999, the offer expired and 412,536 depositary shares were tendered in response to the offer. The balance sheet effect of the transaction was to reduce cash and shareholders’ equity by $7,838,000. Following completion of the tender offer, the depositary shares purchased in the offer were converted to shares of Series A Preferred Stock, the shares of Series A Preferred Stock were retired, and the capital of the Company was reduced by the par value of the shares of Series A Preferred Stock retired. This reduced the number of shares of Series A Preferred Stock outstanding from 311,843 to 208,708, accumulated but unpaid dividends from $13,253,000 to $8,870,000 and the ongoing quarterly dividend requirement from $663,000 to $444,000.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of the Company’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $208,708 at December 31, 2000). The Company had shareholders’ equity at December 31, 2000 of $3,373,000 and the par value of all outstanding shares of preferred stock and shares of common stock aggregated $17,883,000 at December 31, 2000.

Going forward the Company’s Board of Directors will review the payment of quarterly preferred stock dividends, the preferred stock dividends which are in arrears, and common stock dividends, in light of the above restrictions and consideration of the shareholders’ best interests.

ITEM 6 - SELECTED FINANCIAL DATA

Westmoreland Coal Company and Subsidiaries
Five Year Review

	2000	1999	1998(1)	1997(1)	1996(1)
	(in thousands except per share data)
Consolidated Statement of
Operations Information
Revenue - Coal	$ 35,137	$ 38,539	$ 44,010	$ 47,182	$ 44,152
- Independent Power and other	30,460	33,028	64,559	18,650	16,162
Total revenues	65,597	71,567	108,569	65,832	60,314

Cost and expenses	61,511	63,605	78,250	66,383	80,104
Pension expense (benefit)	(585)	(149)	111	(5,547)	(3,601)
Unusual charges (credits)	-	-	2,000	(27,214)	(11,896)
Doubtful accounts recoveries	(400)	(174)	(1,028)	(1,410)	(3,449)
Impairment charges	4,632	-	12,164	-	-
Loss (gains) on the sales of assets	6	(433)	(475)	(969)	(24,238)
Operating income	433	8,718	17,547	34,589	23,394

Interest expense	(911)	(1,135)	(190)	(320)	(400)
Minority interest	(518)	(854)	(775)	(1,092)	(890)
Interest and other income	867	1,826	1,999	713	3,491
Income (loss) before reorganization items
and income taxes	(129)	8,555	18,581	33,890	25,595

Reorganization legal and consulting fees	-	-	(9,872)	(2,484)	-
Reorganization interest income
(expense), net	-	-	(1,594)	1,552	-
Income tax benefit (expense)	437	82	(3,787)	-	(575)
Income from continuing operations	308	8,637	3,328	32,958	25,020

Discontinued operations:
Operating loss	-	-	-	(1,284)	(1,049)
Impairment and loss on disposal	-	-	-	(3,518)	-
Loss from discontinued operations	-	-	-	(4,802)	(1,049)
Cumulative effect of changes in
accounting principles	-	-	(9,876)	-	14,372
Net income (loss)	308	8,637	(6,548)	28,156	38,343

Less preferred stock dividend
requirements	1,776	2,992	4,888	4,888	4,888
Net income (loss) applicable to
common shareholders	$ (1,468)	$ 5,645	$ (11,436)	$ 23,268	$ 33,455
Net income (loss) per share applicable to
common shareholders	$ (.21)	$ .80	$ (1.64)	$ 3.34	$ 4.80
Weighted average number of common
and common equivalent shares	7,070	7,040	6,965	6,965	6,965
Balance Sheet Information
Working capital (deficit)	$ (1,557)	$ 8,886	$ 15,054	$ 38,512	$ 10,185
Net property, plant and equipment	34,693	36,558	36,950	35,687	42,700
Total assets	139,096	142,297	215,606	181,997	153,971
Total debt	-	1,563	1,762	458	1,324
Liabilities subject to compromise	-	-	-	132,667	136,191
Shareholders’ equity	3,373	3,057	21,845	28,393	237

(1)	On December 23, 1996, Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company (the "Debtor Corporations"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado. The Debtor Corporations were in possession of their respective properties and assets and operated as debtors in possession pursuant to provisions of the Bankruptcy Code. The cases were dismissed on December 23, 1998. Refer to Note 1 to the Consolidated Financial Statements for further information.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition
Years Ended December 31, 2000, 1999 and 1998

Forward-Looking Disclaimer

Certain statements in this report which are not historical facts or information are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company’s access to financing; the Company’s ability to successfully identify new business opportunities; the Company’s ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the Company’s ability to utilize its tax net operating losses; the ability to reinvest excess cash at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; demand for electricity; the effect of regulatory and legal proceedings, the announced liquidity issues for Washington Group International and other factors discussed in this Item 7 and in Item 1 above. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

Bankruptcy Proceeding

Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company ("the Debtor Corporations"), filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code on December 23, 1996. On December 23, 1998, the Bankruptcy Court granted the Debtors’ Motion to Dismiss the cases. The automatic stay period pursuant to the Federal Rules of Bankruptcy Procedure expired on January 4, 1999.

Continued financial improvement of the Debtors during the bankruptcy provided the basis for dismissal and settlement with the UMWA Health and Benefit Funds (the "Funds"), the Company’s principal creditors. On October 15, 1998, the Company, the Funds, the United Mine Workers of America ("UMWA") and the Official Committee of Equity Security Holders ("Equity Committee") reached agreement on terms of a settlement, which provided for, among other things, the resolution of the Chapter 11 cases. The agreement, which facilitated a consensual dismissal of the bankruptcy cases, was announced during scheduled hearings on Westmoreland’s Motion to Dismiss and the Equity Committee’s Motion to Convert to Chapter 7, and the hearings were subsequently recessed. The agreement was subsequently documented in certain consent judgments and in a Master Agreement among the Company, the Funds, the UMWA, and the Equity Committee. The Debtor Corporations filed motions requesting approval of the consent judgments on November 18, 1998. There were no allowable objections and dismissal of the Chapter 11 cases occurred on December 23, 1998. The Master Agreement was executed on January 29, 1999.

Liquidity and Capital Resources

Cash provided by operating activities was $3,059,000 in 2000. Cash used in operating activities was $23,489,000 in 1999. Cash provided by operating activities was $55,894,000 in 1998. The change in cash provided by operations in 2000 compared to 1999 is mainly due to the receipt in 2000 of one-time cash distributions from the overfunded pneumoconiosis trust and workers’ compensation bond compared to the additional payment of cumulative pre-petition liabilities, one-time reorganization costs and alternative minimum income taxes offset by the proceeds received on the sale of Rensselaer. The decrease in cash provided by operations in 1999 compared to 1998 is mainly a result of cash received from the Rensselaer restructuring at WEI and the termination of the salaried pension plan in 1998, as well as the payment of pre-petition liabilities, and reorganization costs in 1999.

Cash used in investing activities was $5,333,000, $11,491,000 and $2,434,000 in 2000, 1999 and 1998, respectively. Cash used in investing activities in 2000 included funding of collateral for security deposits of $5,220,000 and fixed asset additions of $647,000 (including $621,000 at WRI) offset by a partial reimbursement from the mine operator of $530,000. Cash used in investing activities in 1999 included funding collateral required for security deposits and bond obligations of $10,148,000 and fixed asset additions of $2,069,000 (including $2,599,000 at WRI) offset by proceeds from sales of assets of $726,000. Cash used in investing in 1998 included fixed asset additions of $2,945,000 (including $2,335,000 at WRI) offset by proceeds from sales of assets of $511,000.

Cash used in financing activities in 2000, 1999 and 1998 totaled $3,655,000, $28,971,000, and $51,000, respectively. Cash used in 2000 was primarily for repayment of WRI’s long-term debt as well as the payments of dividends to minority shareholders of WRI. Cash used in 1999 was primarily for the purchase of preferred stock and the payments of dividends to minority shareholders of WRI. Cash used in 1998 related to the repayment of debt of WRI.

Consolidated cash and cash equivalents at December 31, 2000 totaled $14,193,000 (including $2,406,000 at WRI). At December 31, 1999, cash and cash equivalents totaled $20,122,000 (including $12,159,000 at WRI.) The cash at WRI, an 80%-owned subsidiary, is available to the Company through dividends. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $19,217,000 at December 31, 2000 and $14,896,000 at December 31, 1999. The restricted cash at December 31, 2000 represents interest-bearing cash deposit accounts which collateralize the Company’s Contingent Note ($6,000,000) required by the Master Agreement and the surety bond for the security required by the 1992 UMWA Benefit Plan ($9,368,000), as well as $3,849,000 that collateralizes the outstanding surety bonds for its workers compensation self-insurance programs. The restricted cash at December 31, 1999 represents collateral for the Company’s Contingent Note ($6,000,000) required by the Master Agreement and the surety bond for the 1992 UMWA Benefit Plan ($4,148,000), as well as $4,748,000 for its workers compensation self-insurance programs. The Company also has $8,000,000 in debt reserve accounts for certain of the Company’s independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects. In addition, there was a surplus in the Company’s black lung trust at December 31, 1999. The Company received $6,397,000 of the surplus in February 2000. The surplus received was used to pay postretirement health benefits. Refer to Note 8 to the Consolidated Financial Statements for additional information.

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company’s principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders’ deficit. The quarterly dividends which are accumulated but unpaid through and including January 1, 2001 amount to $11,088,000 in the aggregate ($53.13 per preferred share or $13.28 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

On March 10, 1999, the Company offered to purchase up to 1,052,631 depositary shares, each representing one quarter of a share of its Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"). The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On April 7, 1999, the offer expired and 1,683,903 depositary shares were tendered in response to the offer. Because the number of shares tendered exceeded the maximum number of shares the Company had offered to purchase, a proration factor of approximately 62.5% was applied to all shares tendered. A total of 1,052,631 depositary shares were purchased for $20,000,000. The balance sheet effect of this transaction was to reduce cash and shareholders’ equity by $20,000,000. Following completion of the tender offer, the depositary shares purchased in the offer were converted into shares of Series A Preferred Stock, the shares of Series A Preferred Stock were retired, and the capital of the Company was reduced by the par value of the shares of Series A Preferred Stock retired. This reduced the number of shares of Series A Preferred Stock outstanding from 575,000 to 311,843, accumulated but unpaid dividends from $21,994,000 to $11,928,000, and the ongoing quarterly preferred dividend requirement from $1,222,000 to $663,000.

On September 16, 1999, the Company made a second offer to purchase up to an additional 631,000 depositary shares at $19 per depositary share. The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On October 26, 1999, the offer expired and 412,536 depositary shares were tendered in response to the offer. The balance sheet effect of the transaction was to reduce cash and shareholders’ equity by $7,838,000. Following completion of the tender offer, the depositary shares purchased in the offer were converted to shares of Series A Preferred Stock, the shares of Series A Preferred Stock were retired, and the capital of the Company was reduced by the par value of the shares of Series A Preferred Stock retired. This reduced the number of shares of Series A Preferred Stock outstanding from 311,843 to 208,708, accumulated but unpaid dividends from $13,253,000 to $8,870,000 and the ongoing quarterly dividend requirement from $663,000 to $444,000.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of the Company’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $208,708 at December 31, 2000). The Company had shareholders’ equity at December 31, 2000 of $3,373,000 and the par value of all outstanding shares of preferred stock and shares of common stock aggregated $17,883,000 at December 31, 2000.

Going forward the Company’s Board of Directors will review the payment of quarterly preferred stock dividends, the preferred stock dividends which are in arrears, and common stock dividends, in light of the above restrictions and consideration of the shareholders’ best interests.

Liquidity Outlook

The major factors impacting the Company’s liquidity outlook are its significant "heritage health benefit costs" and its ongoing and future business needs. The heritage health benefit costs consist primarily of cash payments for postretirement medical benefits and workers’ compensation benefits. The Company also is obligated for salaried employee pension and pneumoconiosis benefits; however, both of these future obligations have a funding surplus at present. The Company currently expects to expend in excess of $16,000,000 per year for postretirement medical benefits, which the Company believes will remain fairly constant over the next four years and then decline to zero over the next approximately thirty-five years. In addition, the Company expects to expend approximately $3,000,000 per year for workers’ compensation benefits, which will steadily decline to zero over the next approximately eighteen years.

One element of heritage health benefit costs is UMWA pensions under the 1974 (Retirement) Plan. Since this plan is a multiemployer plan under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the plan. The Company believes the Plan was fully funded at the time the Company terminated its last UMWA employees in 1998 and withdrew from the Plan. However, the Plan claims that the Company withdrawal occurred at a different date, and when the Company withdrew the Plan was not fully funded. The Plan has asserted a claim of $13,800,000, which the Company is vigorously contesting through arbitration as provided under ERISA. The arbitration proceeding was set to begin on October 16, 2000; however, it has been continued until June 4, 2001. In accordance with the Multiemployer Pension Plan Amendments Act of 1980, the Company has made monthly principal and interest payments to the plan while it pursues its rights and will continue to make such monthly payments until arbitration is completed. Included in the payments made in 2000 is interest of approximately $879,000. At the conclusion of arbitration the Company may be entitled to a refund or it could be required to pay any remaining obligation in installments through 2008.

Under the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"), the Company is required to provide postretirement medical benefits for UMWA miners by making premium payments into three benefit plans: (i) the UMWA Combined Benefit Fund (the "Combined Fund"), a multiemployer plan which benefits miners who retired before January 1, 1976 or who retired thereafter but whose last employer did not provide benefits pursuant to an operator-specific Individual Employer Plan ("IEP"), (ii) an IEP for miners who retired after January 1, 1976 and (iii) the 1992 UMWA Benefit Plan, a multiemployer plan which benefits (A) miners who were eligible to retire on February 1, 1993, who did retire on or before September 30, 1994 and whose former employers are no longer in business, (B) miners receiving benefits under an IEP whose former employer goes out of business and ceases to maintain the IEP, and (C) new spouses or new dependents of retirees in the Combined Fund who would be eligible for coverage thereunder but for the fact that the Combined Fund closed to new beneficiaries as of July 20, 1992. The premiums paid by the Company cover its own retirees and its allocated portion of the pool of retired miners whose previous employers have gone out of business.

On January 4, 1999, in connection with its dismissal from bankruptcy, the Company satisfied all of its premium obligations to the Combined Fund from the date of filing in December, 1996 through the end of 1998 plus interest, and made prepayments to the Combined Fund for its premiums for the first three quarters of 1999. Normal monthly payments resumed in October 1999. Beginning on that date, however, the Company also began receiving credits against its Combined Fund premiums at a rate of approximately $200,000 per month through April, 2000, for a total of $1,400,000 as a result of a recalculation of premiums by the Combined Fund pursuant to an order of the U.S. District Court for the Northern District of Alabama entered July 20, 1995 in National Coal Association v. Chater. In October 2000, the Company received notification that its normal monthly premiums would decline approximately $80,000 per month for the next twelve months due to a reduction in the Combined Fund’s costs.

The Combined Benefit Fund, faced with an impending solvency crisis because benefit expenses are exceeding premiums from contributing companies, again sought additional funding relief from Congress in 2000. On January 27, 2000 the Clinton Administration announced it would include $346,000,000 in its current budget proposal for the UMWA Combined Benefit Fund to secure the long-term solvency of the Combined Fund. Under the sponsorship of Senators Byrd and Rockefeller of West Virginia, the House and Senate conference committee subsequently approved in 2000, as a part of the Interior and Related Agencies appropriations bill, a transfer of $94,000,000 of accumulated interest in the Abandoned Mine Land Reclamation Fund ("AML") to the Combined Fund. As a part of its report, the conference committee noted that this was a short-term solution and urged that the Congressional committees with jurisdiction over the matter work with the concerned parties to insure the long-term solvency of the Combined Fund. The conference committee went on to admonish the parties not to ask for additional funding from AML in the future.

The Coal Act authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions for the future payment of benefits pursuant to the Act. The Trustees set the level of security for each company at an amount equal to three years’ benefits. In Westmoreland’s case this obligation was stayed during the pendency of the bankruptcy. The Company secured its obligation to provide retiree health benefits under the 1992 Plan by posting a bond in the amount of $22 million in 1999 which was increased to $23 million in 2000. The Company’s bonding agent required collateral equal to 40% of the bonded amount. The bond is collateralized by U.S. Government-backed securities in the amount of $9,368,000 at December 31, 2000. The bond amount and the amount to be secured are to be reviewed and adjusted on an annual basis.

Over the course of 2000, varying versions of a Medicare prescription drug benefit have also generated a great deal of interest by both political parties, their candidates and in the press around the country. While health care generally remains one of the most discussed matters of public policy, politicians have begun to focus increasingly on the specific concern of meeting the pharmaceutical needs of the United States’ Medicare-eligible population. Congress included $40 billion over five years in its FY 2001 budget to fund some form of prescription drug benefit. Several bills were introduced in both the House and Senate during the last session of Congress. The House passed a prescription drug benefit; however, no prescription drug legislation made it out of the Senate before adjournment. In the recently completed Presidential election, both major parties had platform planks that promised some form of prescription drug legislation. On January 29, 2001, President Bush’s prescription drug plan for low income seniors was introduced in Congress. The plan is titled the "Immediate Helping Hand" and proposes providing block grants to the states to decide on an individual state by state basis how to help offset the constantly escalating cost of prescription medicine. It is expected that other versions of a prescription drug benefit will be introduced in this session of Congress. Among the most likely alternatives to President Bush’s proposal will be either an amendment to existing Medicare statutes that specifically adds a federally mandated prescription drug benefit or a comprehensive re-write of Medicare and inclusion of a prescription drug benefit.

A Medicare prescription drug benefit that covers Medicare eligible beneficiaries covered by the Coal Act could address one of the Company’s largest costs. Westmoreland currently expends over $16 million per year on retirees’ health care costs and over 50% of that expense is for prescription drugs. There is no assurance at this time what, if any, proposal will be enacted into law or what effect, if any, that it may have on the Company’s obligation.

The Company is closely monitoring energy deregulation and other industry trends. At both the national and state level, there is an ongoing debate about removing regulatory constraints and allowing competition and market forces to determine the price of electricity. Several states have already passed legislation either permitting immediate wholesale and/or retail competition or providing a mechanism for transitioning to a competitive marketplace. The Commonwealth of Virginia has passed legislation which allows wholesale competition to begin in 2004 and retail competition to begin in 2007. At this time, the promulgation of state legislation is not expected to have any immediate impact on existing long-term power purchase agreements. Several proposed bills, calling for deregulation of the traditional utility monopolies, are pending in the U.S. Congress. When, or if, some form of national deregulation legislation will be enacted is uncertain. The Company is unable to predict the effect of deregulation on WEI or WRI.

In addition to deregulation, current industry trends include increased demand for new generating capacity, the need for stabilizing fuel and electricity costs, and pressure to reduce harmful emissions into the environment. The Company’s experience in developing new generating capacity and current coal production capability may enable the Company to take advantage of these trends. However, there is no assurance that the Company will be able to successfully capitalize on, or that any profitable opportunities will arise, as a result of these trends.

The Company’s principal current sources of cash flow from operations include cash distributions from its independent power projects, dividends from WRI and interest earned on cash reserves. Management believes that available cash should be sufficient to pay the Company’s heritage health benefit costs and fund its ongoing operations for the foreseeable future. In addition, the Company is engaged in two acquisitions, the coal businesses of Montana Power and Knife River, that, if consummated, the Company anticipates should enhance operating earnings and cash flow. The Company expects to finance these acquisitions from various sources including lender financing and the proceeds from the settlement of the ROVA forced outage day issue, the sale of the Virginia projects and sales of existing non-strategic assets and/or asset refinancing.

Sources of possible additional liquidity include the possible reimbursement of amounts paid to the 1974 UMWA Pension Plan, the sale of non-strategic assets, remaining overfunded amounts from the black lung trust and the salaried pension plan, ongoing increased project earnings from a revised and mutually beneficial PPOA for ROVA following the renegotiation of the PPOA, a recovery from Washington Group International for dragline repairs and the effect of any future legislation that causes Medicare to cover the cost of prescription drug benefits for the Company’s retirees.

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

Capital expenditures in 1998, 1999 and 2000 included approximately $4,100,000 to repair the dragline at WRI. All of these expenditures substantially increased the productive life of the dragline and therefore, were capitalized. The Company believes, under the terms of WRI’s agreements with Washington Group International, formerly known as Morrison Knudsen, that Washington Group International is responsible for all dragline repairs. WRI has expended these amounts to assure continued, uninterrupted production at WRI, and has demanded reimbursement from Washington Group International for the full cost of the repair. Washington Group International has reimbursed WRI for approximately $530,000 of these costs. On March 7, 2000, WRI commenced litigation against Washington Group International in the United States District Court for the District of Montana seeking, among other things, payment by Washington Group International of approximately $3.6 million of dragline repair costs paid or expected to be paid by WRI, plus accrued interest. The Company has not recorded any amounts that may be recoverable from Washington Group International in its financial statements. On March 2, 2001, Washington Group International announced that it was facing a severe near-term liquidity problem due to a delay in resolving purchase price adjustments in connection with an acquisition. The Company cannot currently determine what impact, if any, this problem may have on its operations or this litigation.

Dividends and Growth

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company’s principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to Delaware law, the preferred stock dividend was suspended in the third quarter of 1995 as a result of the recognition of losses related to the idling of the Virginia division and the subsequent shareholders’ deficit. Quarterly dividends which are accumulated but unpaid through and including January 1, 2001 amount to $11,088,000 in the aggregate ($53.13 per preferred share or $13.28 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of the Company’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $208,708 at December 31, 2000). The Company conducted two tender offers for its Preferred Stock in 1999; the Company’s purchases of preferred stock from preferred stockholders in 1999 pursuant to these two offers reduced shareholders’ equity by $27,800,000. The Company had shareholders’ equity at December 31, 2000 of $3,373,000 and the par value of all outstanding shares of preferred stock and shares of common stock aggregated $17,883,000 at December 31, 2000.

In light of the impact on the Company of post-retirement health benefit costs under the Coal Act and constraints upon the payment of dividends imposed by Delaware law and the restrictive covenants of the Master Agreement, management believes that the execution of a growth strategy is vital to the Company’s ability to pay accumulated dividends on the Preferred Stock and to the Company’s ability to resume and sustain dividend payments in the future.

Following the dismissal of its bankruptcy case, the Company undertook an extensive review, analysis and development of its strategic plan for growth. Among the issues the Company considered in the course of its strategic planning were:

  The market for energy in the United States, including forecasts under various economic assumptions about levels of demand for different sources of power, forecasts about levels of supply for different sources of power, and forecasts as to cost and price data.
  The continuing impact of de-regulation on the energy market.

  The continuing impact of laws and regulations designed to protect the environment on the supply of and demand for power produced from different sources, and the opportunities that presently exist and that may arise to balance the country’s desire for affordable energy and a clean environment.

  The business opportunities that presently exist and that the Company believes will arise in the energy sector.

  The availability of over $200 million of net operating loss carryforwards ("NOLs"), to shield the Company’s future profits from federal income taxation and thereby increase the return the Company receives from profitable investments (as compared with the return a tax paying entity that cannot shield its income from federal income tax would receive).

  Alternatives to optimize the value of the Company’s assets, including sales of assets, if the price is favorable to the Company, recognizing that the Company’s asset base delivers tax-shielded cash flow to the Company and are burdened by the Coal Act, both of which make these assets more valuable to the Company than to potential tax-paying buyers.

  Potential sources of additional cash that might become available to the Company, including the possible reimbursement of the Company’s expenditures to repair the dragline at Westmoreland Resources, Inc. and the other potential sources described in the "Liquidity Outlook" section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

  The financial effect of possible legislative developments, such as a prescription drug program, that could substantially reduce the Company’s obligations under the Coal Act since over 50% of the Company’s post-retirement medical costs are for retiree prescription drug benefits.

  The importance of properly prioritizing and sequencing the Company’s efforts, given the fact that the Company does not currently have sufficient cash to meet all of its different strategic business objectives, including the tax-advantaged expansion of the Company through acquisitions, and the ability to pay accumulated and future stock dividends.

The Company’s strategic plan focuses on expanding the Company’s existing core operations and acquiring profitable businesses in the energy sector where America’s dual goals of low cost power and a clean environment can be effectively addressed. The Company is seeking to do this in niche markets that will minimize exposure to competition, maximize stability of long term cash flows and provide opportunities for synergistic operation of existing assets and new opportunities in the energy sector.

The availability of the Company’s net operating loss carryforwards, ("NOLs"), which the Company hopes to fully utilize through its growth strategy, is governed by Section 382 of the Internal Revenue Code of 1986 ("Code"). The Code limits the utilization of a corporation’s NOLs if an "ownership change" within the meaning of the Code (an "Ownership Change") occurs with respect to that corporation. In general, an Ownership Change occurs if, among other things, "5-percent shareholders" within the meaning of the Code ("5-Percent Shareholders") increase their percentage ownership of the corporation’s stock by more than 50 percentage points over any three-year period. A 5-Percent Shareholder is any person who owns 5 percent or more of the value of the corporation’s stock, and the value of the corporation’s stock is the sum of the market values of all of the corporation’s outstanding shares. The Company continues to monitor the ongoing status of ownership changes by 5-Percent Shareholders and cautions its current shareholders and potential investors that the creation of new 5-Percent Shareholders or trading by existing 5-Percent Shareholders could negatively impact the calculation of the Ownership Change. The Company believes that, based on public information currently on file, there has not been an Ownership Change, but that the percentage of change is approximately 40% as of December 31, 2000. If the percentage of change begins to approach the 50% limitation, then the Company may ask shareholders for their assistance in minimizing the change. If the change exceeds the 50% limitation, the Company may be unable to use a portion of its NOLs.

The Company is actively pursuing opportunities in coal, oil and gas, and power production. In June 2000, the Company entered into negotiations on an exclusive basis for the purchase of Knife River Corporations’ coal operations. Knife River Corporation is a subsidiary of MDU Resources Group, Inc. On September 28, 2000, the Company announced that it had agreed to acquire Knife River Corporation’s coal operations for $28.8 million in cash, excluding final settlement cost adjustments, and other consideration. The Knife River Corporation’s operations produced approximately 3 million tons of coal in 1999. Closing of the transaction is expected to occur following regulatory approval and receipt of financing, among other conditions, and is subject to board approval. Closing is expected by April 30, 2001. On September 15, 2000, the Company announced that it had agreed to acquire Montana Power Company’s coal business unit for $138 million in cash. The Montana Power Company’s coal operations produced approximately 20 million tons of coal in 1999. Closing is expected to occur following regulatory approval and receipt of financing, among other conditions. Closing is expected by April 30, 2001. The Company retained Rothschild Inc. and NM Rothschild & Sons LLC as financial advisor in support of these opportunities.

Although management expects to improve the Company’s profitability, cash flows, and shareholders’ equity within a reasonable period of time, such improvements cannot be guaranteed.

Going forward, the Company’s Board of Directors will consider payments of preferred stock dividends on a quarterly basis, in light of the above described legal restrictions and the progress on implementing its growth strategy.

Results of Operations
2000 Compared to 1999

Coal Operations. Coal revenues in 2000 were $35,137,000 compared to $38,539,000 in 1999. The reduction in revenues is due to a decrease in tons sold in 2000 compared to 1999 that resulted from the expiration of the Company’s contract with Otter Tail Power. In 1999, the Company shipped 1,496,000 tons to Otter Tail. Partially offsetting the decrease in shipments to Otter Tail Power, the Company’s remaining customers purchased approximately 940,000 more tons in 2000 than in 1999. Prices received were comparable in the two periods. Costs remained consistent as a percentage of revenues.

Independent Power Operations. Equity in earnings of independent power operations in 2000 was $32,260,000 compared to $34,492,000 in 1999. The change is composed of an increase in earnings due to the $14,900,000 settlement of the ROVA litigation offset by the impact of the sale of the Rensselaer project in 1999. In 2000, in anticipation of the sale of the Virginia Projects in 2001, the Company recognized a $4,632,000 impairment charge relating to those investments.

Dominion Terminal Associates. Share of losses from Dominion Terminal Associates was $1,800,000 in 2000 compared to $1,464,000 in 1999. The increase is due to a decrease in throughput as a result of a continued decline in export coal sales from the U.S. DTA is dependent upon its customers’ coal export business to maintain an acceptable level of throughput. The coal export business has experienced a significant decline due to intense competitive pressure from coal suppliers in other nations. At this time the Company does not believe that those competitive pressures will abate in the near term.

Selling and administrative expenses were $7,786,000 compared to $9,660,000 in 1999. During 1999 approximately $2,600,000 was paid to employees for bonuses. In 2000, the Company adopted a long-term performance unit compensation plan tied to increases in the Company’s common stock price which resulted in additional compensation expense of $824,000. The Company also incurred development expenses of $276,000 in 2000. The majority of other selling and administrative expenses decreased in 2000 compared to 1999 due to management’s cost control measures.

Heritage health benefit costs were $21,503,000 in 2000 compared to $18,737,000 in 1999, reflecting increased costs for the postretirement medical plans, as well as an increase in payments made to the Combined Benefit Fund.

Loss on dispositions of assets were $6,000 for 2000. Gain on sales of assets were $433,000 for 1999 which related to sales of assets from the idled Virginia Division.

Results of Operations
1999 Compared to 1998

Coal Operations. Coal revenues in 1999 were $38,539,000 compared to $44,010,000 in 1998. The reduction in revenues is due to a decrease in tons sold in 1999 compared to 1998 that resulted from an eight week scheduled maintenance outage at a major customer’s facility as well as mild weather. Prices received were comparable in the two periods.

Independent Power Operations. Equity in earnings of independent power operations in 1999 was $34,492,000 compared to $64,465,000 in 1998. The decrease is mainly due to decreased earnings at WEI’s Rensselaer project as a result of the restructuring of its power purchase contract with Niagara Mohawk in 1998 and the subsequent sale of the project in early 1999.

Dominion Terminal Associates. Share of losses from Dominion Terminal Associates was $1,464,000 in 1999 compared to equity in earnings of $94,000 in 1998. The decrease is due to a decrease in throughput as a result of a continued decline in export coal sales from the U.S. In 1998, as a result of the decline in the export market, the Company recognized a $12,164,000 impairment charge relating to its investment in DTA. DTA is dependent upon its customers’ coal export business to maintain an acceptable level of throughput. The coal export business has experienced a significant decline due to intense competitive pressure from coal suppliers in other nations. At this time the Company does not believe that those competitive pressures will abate in the near term. The fair value assigned to DTA was based on a 1998 sale of a similar nearby terminal.

Selling and administrative expenses were $9,660,000 in 1999 compared to $7,040,000 in 1998. The increase primarily relates to 1999 bonus payments of approximately $2,600,000 and related employment taxes. Employee bonuses had not been paid for the years 1996, 1997 or 1998 while the Company restructured under protection of Chapter 11.

Heritage health benefit costs were $18,737,000 in 1999 compared to $31,449,000 in 1998. The majority of the difference relates to accruals made in 1998 for Combined Benefit Fund charges for 1996 and 1997 which were stayed during the bankruptcy proceedings. They were paid in January 1999 upon the Company’s dismissal from bankruptcy.

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

ITEM 7A - - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK

The Company is exposed to market risk, including the effects of changes in commodity prices as discussed below.

Commodity Price Risk

The Company produces and sells coal to third parties from its coal mine in Montana and produces and sells electricity and steam to third parties from its independent power projects located in Colorado and the eastern United States. Currently, all of the Company’s coal production and all of its electricity and steam production is sold through long-term contracts with customers. These long-term contracts serve to minimize the Company’s exposure to changes in commodity prices. The Company generally has not entered into derivative contracts to manage its exposure to changes in commodity prices, and was not a party to any such contracts at December 31, 2000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets

December 31,	2000	1999

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$ 14,193	$ 20,122
Receivables:
Trade	3,105	2,156
Excess of trust assets over pneumoconiosis benefit
obligation	-	6,397
Terminated pension plan, net	-	500
Other	565	621

	3,670	9,674
Other current assets	1,086	1,180

Total current assets	18,949	30,976

Property, plant and equipment:
Land and mineral rights	10,564	10,572
Plant and equipment	65,709	66,231

	76,273	76,803
Less accumulated depreciation and depletion	41,580	40,245

	34,693	36,558

Investment in independent power projects	49,419	45,225
Investment in Dominion Terminal Associates (DTA)	4,327	4,672
Workers’ compensation bond	3,849	4,748
Prepaid pension cost	4,118	3,897
Excess of trust assets over pneumoconiosis benefit
obligation	6,807	5,255
Security deposits	15,368	10,148
Other assets	1,566	818

Total Assets	$139,096	$142,297

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

(Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)

December 31,	2000	1999

	(in thousands)
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$ -	$ 220
Accounts payable and accrued expenses:
Trade	1,987	2,010
Taxes, other than income taxes	3,170	3,932
Workers compensation	3,100	3,200
Postretirement medical costs	10,500	10,130
1974 UMWA Pension Plan obligations	1,279	1,128
Reorganization expenses	-	400
Other accrued expenses	370	970
Reclamation costs	100	100

Total current liabilities	20,506	22,090

Long-term debt, less current installments	-	1,343
Accrual for workers compensation, less current portion	12,236	15,072
Accrual for postretirement medical costs, less current
portion	82,968	78,643
1974 UMWA Pension Plan obligations, less current
portion	9,409	10,751
Accrual for reclamation costs, less current portion	2,309	2,537
Other liabilities	3,003	1,930

Minority interest	5,292	6,874

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 208,708 shares	209	209
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 7,069,663 shares in 2000 and	17,674	17,669
7,067,663 shares in 1999
Other paid-in capital	67,318	67,315
Accumulated deficit	(81,828)	(82,136)

Total shareholders’ equity	3,373	3,057

Total Liabilities and Shareholders’ Equity	$139,096	$142,297

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations

Years Ended December 31,	2000	1999	1998

	(in thousands)
Revenues:
Coal	$35,137	$38,539	$44,010
Independent power projects - equity in earnings	32,260	34,492	64,465
Dominion Terminal Associates ("DTA") – equity in
earnings (share of losses)	(1,800)	(1,464)	94

	65,597	71,567	108,569

Cost and expenses:
Cost of sales – coal	30,250	33,637	37,472
Depreciation, depletion and amortization	1,972	1,571	2,289
Selling and administrative	7,786	9,660	7,040
Heritage health benefit costs	21,503	18,737	31,449
Pension expense (benefit)	(585)	(149)	111
Unusual charges	-	-	2,000
Doubtful accounts recoveries	(400)	(174)	(1,028)
Impairment charges	4,632	-	12,164
Loss (gains) on sales of assets	6	(433)	(475)

	65,164	62,849	91,022

Operating income	433	8,718	17,547

Other income (expense):
Interest expense	(911)	(1,135)	(190)
Interest income	1,866	2,052	-
Minority interest	(518)	(854)	(775)
Other income (expense)	(999)	(226)	1,999

	(562)	(163)	1,034

Income (loss) from operations before
reorganization items and income taxes	(129)	8,555	18,581

Reorganization items:
Legal and consulting fees	-	-	(9,872)
Interest expense	-	-	(5,188)
Interest income	-	-	3,594

Income (loss) before income taxes	(129)	8,555	7,115

Income tax (expense) benefit	437	82	(3,787)

Income from operations	308	8,637	3,328

Cumulative effect of change in accounting principle	-	-	(9,876)

Net income (loss)	308	8,637	(6,548)
Less preferred stock dividend requirements	1,776	2,992	4,888

Net income (loss) applicable to common
shareholders	$ (1,468)	$ 5,645	$(11,436)

(Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations (Continued)

Years Ended December 31,	2000	1999	1998

Income (loss) per share applicable to	(in thousands except per share data)
common shareholders-basic:
Continuing operations	$(0.21)	$0.80	$(0.22)
Cumulative effect of changes in accounting
principles	-	-	(1.42)

	$(0.21)	$0.80	$(1.64)

Income (loss) per share applicable to common
shareholders - diluted	$(0.21)	$0.79	$(1.64)

Pro forma amounts assuming the changes in
accounting principles are applied retroactively:
Net loss applicable to common
shareholders			$(1,560)
Loss per share applicable to common
shareholders			$(0.22)

Weighted average number of common
shares outstanding - basic	7,070	7,040	6,965
Weighted average number of common
shares outstanding - diluted	7,070	7,146	6,965

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 1998, 1999, and 2000

	Class A
	Convertible
	Exchangeable		Other		Total
	Preferred	Common	Paid-In	Accumulated	Shareholders’
	Stock	Stock	Capital	Deficit	Equity

	(in thousands)
Balance at December 31, 1997	$575	17,413	94,630	(84,225)	28,393
(575,000 preferred shares and 6,965,328 common shares outstanding)
Net loss	-	-	-	(6,548)	(6,548)

Balance at December 31, 1998
(575,000 preferred shares and 6,965,328 common shares outstanding)	575	17,413	94,630	(90,773)	21,845
Common stock issued as	-	193	104	-	297
compensation (77,335 shares)
Common stock options exercised	-	63	53	-	116
(25,000 shares)
Preferred stock repurchased and	(366)	-	(27,472)	-	(27,838)
retired (366,292 shares)
Net income	-	-	-	8,637	8,637

Balance at December 31, 1999
(208,708 preferred shares and 7,067,663 common shares outstanding)	209	17,669	67,315	(82,136)	3,057
Common stock options exercised	-	5	3	-	8
(2,000 shares)
Net income	-	-	-	308	308

Balance at December 31, 2000
(208,708 preferred shares and 7,069,663 common shares outstanding)	$209	17,674	67,318	(81,828)	3,373

See accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2000	1999	1998

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$ 308	$8,637	$(6,548)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Equity in earnings of independent power projects	(32,260)	(34,492)	(64,465)
Cash distributions from independent power projects	23,434	51,653	46,355
Share of losses (equity in earnings) from Dominion
Terminal Associates	1,800	1,464	(94)
Cash generated by Dominion Terminal
Associates	168	942	2,952
Cash contributions to Dominion Terminal
Associates	(1,623)	(1,603)	(1,877)
Depreciation, depletion and amortization	1,972	1,571	2,289
Stock compensation expense	-	297	-
Unusual charges (credits)	-	-	2,000
Impairment charges	4,632	-	12,164
Loss (gains) on sales of assets	6	(433)	(475)
Cash from pension termination, net	500	-	12,540
Distributions from pneumoconiosis trust	6,397	-	2,634
Minority interest	518	854	775
Cumulative effect of change in accounting principle	-	-	9,876
Other	(654)	147	(358)
Changes in assets and liabilities:
Receivables	(893)	2,519	213
Workers’ compensation bond	899	(1,208)	2,525
Prepaid pension cost	(221)	(149)	(220)
Excess of trust assets over pneumoconiosis
benefit obligation	(1,552)	(761)	(1,825)
Accounts payable and accrued expenses	(1,700)	(4,337)	1,690
Income taxes payable	315	(2,185)	2,185
Accrual for workers’ compensation	(2,936)	(2,266)	(3,203)
Accrual for postretirement medical costs	4,695	4,564	(2,502)
1974 UMWA Pension Plan	(1,191)	(1,897)	-
Consent judgment payment obligation	-	(39,006)	39,006
Other liabilities	845	(300)	(5,998)

Net cash provided by (used in) operating activities before
reorganization items	3,459	(15,989)	49,639

Changes in reorganization items-
Reorganization expenses	(400)	(7,500)	6,255

Net cash provided by (used in) operating activities	3,059	(23,489)	55,894

(Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

Years Ended December 31,	2000	1999	1998

	(in thousands)
Cash flows from investing activities:
Additions to property, plant and equipment	(647)	(2,069)	(2,945)
Reimbursement from mine operator	530	-	-
Net proceeds from sales of investments and assets	4	726	511
Security deposits	(5,220)	(10,148)	-

Net cash used in investing activities	(5,333)	(11,491)	(2,434)

Cash flows from financing activities:
Repayment of long-term debt	(1,563)	(199)	(51)
Dividends paid to minority shareholders of subsidiary	(2,100)	(1,000)	-
Exercise of stock options	8	66	-
Repurchase of preferred stock	-	(27,838)	-

Net cash used in financing activities	(3,655)	(28,971)	(51)

Net increase (decrease) in cash and cash equivalents	(5,929)	(63,951)	53,409
Cash and cash equivalents, beginning of year	20,122	84,073	30,664

Cash and cash equivalents, end of year	$14,193	$20,122	$84,073

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$1,000	$6,076	$27
Income taxes	2	1,606	120

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

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in order to prepare these financial statements in conformity with generally accepted accounting principles. Actual results will likely differ from those estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. All such instruments are carried at cost. Cash equivalents consists of Eurodollar time deposits, money market funds and bank repurchase agreements.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and include expenditures for new facilities and those expenditures that substantially increase the productive lives of existing plant and equipment. Maintenance and repair costs are expensed as incurred. Mineral rights and development costs are depleted based upon estimated recoverable proven and probable reserves. Plant and equipment are depreciated straight-line over the assets’ estimated useful lives, ranging from 3 to 40 years. The Company assesses the carrying value of its property, plant and equipment for impairment by comparing estimated undiscounted cash flows expected to be generated from such assets with their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value. When an asset is retired or sold, its cost and related accumulated depreciation and depletion are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss. Fully depreciated plant and equipment still in use are not eliminated from the accounts.

Workers’ Compensation and Pneumoconiosis Benefit Liabilities

The Company is self-insured for workers’ compensation claims incurred prior to 1996 and federal and state pneumoconiosis benefits for current and former employees. Workers’ compensation claims incurred after January 1, 1996 are covered by a third party insurance provider.

The liability for workers’ compensation claims is an actuarially determined estimate of the ultimate losses incurred on such claims based on the Company’s experience, and includes a provision for incurred but not reported losses. Adjustments to the probable ultimate liability are made continually based on subsequent developments and experience and are included in operations as incurred.

Post Retirement Benefits Other than Pensions

The Company accounts for health care and life insurance benefits provided to certain retired employees and their dependents by accruing the cost of such benefits over the service lives of employees. The Company is amortizing its transition obligation, for past service costs relating to these benefits, over twenty years. For UMWA represented union employees who retired prior to 1976, the Company provides similar medical and life insurance benefits by making payments to a multiemployer union trust fund. The Company expenses such payments when they become due.

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

Income Taxes

The Company accounts for deferred income taxes using the asset and liability method. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Company’s financial statements based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.

Earning Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding stock options have been exercised using the average price for the period. For purposes of computing earnings (loss) per share in a loss year, potential common shares have been excluded from the computation of weighted average common shares outstanding because their effect is antidilutive.

Preferred stock convertible into 1,425,895 shares of common stock in 2000 and 1999, and 3,928,400 shares of common stock in 1998 were not included in the computation of diluted income (loss) per share because the assumed conversion has an antidilutive effect.

In 2000 and 1998, the Company reported a net loss available to common shareholders and the assumed exercise of all outstanding options to purchase common stock was antidilutive. For the year ended December 31, 1999, the assumed exercise of stock options resulted in the inclusion of an additional 126,859 weighted average potential common shares in the diluted earnings per share calculation, and a $.01 decrease in earnings per share. For 1999, options to purchase 259,500 shares of common stock at $4.00 - $20.00 per share were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Westmoreland Coal Company and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

1. NATURE OF OPERATIONS

The Company’s principal activities, conducted within the United States are: (i) the production and sale of coal; (ii) the development, management and ownership of interests in cogeneration and other non-regulated independent power plants; and (iii) the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility.

Bankruptcy Proceeding

Westmoreland Coal Company and four subsidiaries, Westmoreland Resources, Inc., Westmoreland Coal Sales Company, Westmoreland Energy, Inc., and Westmoreland Terminal Company ("the Debtor Corporations"), filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code on December 23, 1996. On December 23, 1998, the Bankruptcy Court granted the Debtors’ Motion to Dismiss the cases. The automatic stay period pursuant to the Federal Rules of Bankruptcy Procedure expired on January 4, 1999.

Continued financial improvement of the Debtors during the bankruptcy provided the basis for dismissal and settlement with the UMWA Health and Benefit Funds ("Funds"), the Company’s principal creditors. On October 15, 1998, the Company, the Funds, the United Mine Workers of America ("UMWA") and the Official Committee of Equity Security Holders ("Equity Committee") reached agreement on the terms of a settlement, which provided for, among other things, the resolution of the Chapter 11 cases. The agreement, which facilitated a consensual dismissal of the bankruptcy cases, was announced during scheduled hearings on Westmoreland’s Motion to Dismiss and the Equity Committee’s Motion to Convert to Chapter 7, and the hearings were subsequently recessed. The agreement was subsequently documented in certain consent judgments and in a Master Agreement among the Company, the Funds, the UMWA, and the Equity Committee. The Debtor Corporations filed motions requesting approval of the consent judgments on November 18, 1998. There were no allowable objections and dismissal of the Chapter 11 Cases occurred on December 23, 1998. The Master Agreement was executed on January 29, 1999.

2. DISPOSITIONS

On March 23, 2001, the Company sold its interests in the three Virginia independent power projects for aggregate net proceeds of $25,000,000. The transaction is subject to a final accounting which will occur within 30 days of closing. In anticipation of this transaction, the Company recorded an impairment charge of $4,632,000 in 2000.

On July 27, 1999, the Company sold all remaining book assets of its idled Virginia Division. The assets consisted of the Bullitt Preparation Plant and Transloader Complex. The Company received approximately $650,000 in cash and the purchaser assumed reclamation liabilities of approximately $600,000. The transaction resulted in a net gain of approximately $360,000. The Company is negotiating to sell the Virginia Division refuse site to a local mine operator who will continue its active use. The site has no recorded asset value, but $1,669,000 has been accrued for its reclamation.

In 1998, the Company sold various assets of the Virginia Division for aggregate net proceeds of $511,000 and recorded a gain of $475,000. The purchasers assumed certain reclamation liabilities associated with these assets.

3. UNUSUAL CHARGES

On January 29, 1999, the Company executed the Master Agreement described in Note 1 to the Consolidated Financial Statements. Under that Agreement, the Company agreed to make payments for retiree health benefits as if it continued to be obligated under the 1993 UMWA Wage Agreement for eligible retirees and beneficiaries for a period of five years. At the expiration of such five year period, the Company is free to initiate litigation contesting its obligation to continue to provide such benefits, and the Company will continue to provide such benefits after the expiration of the five year period until it obtains a ruling from a Court of competent jurisdiction that it is not obligated to provide such benefits. The estimated present value of the Company’s obligation to provide the benefits for those individuals who would become eligible during the five year period is approximately $2,000,000, and was charged to expense in 1998. The Company currently expects that it will be necessary to litigate this matter at the conclusion of the five-year period. On the advice of counsel, management believes that the Company should prevail in any such litigation, although, as in any litigation, there can be no assurance. Should the UMWA’s position be ultimately upheld, the Company would be required to provide retiree health benefits to such beneficiaries after the expiration of the five year period. The estimated present value of this contingent liability, calculated as of December 31, 2000, is approximately $13,000,000.

4. WESTMORELAND ENERGY, INC.

Westmoreland Energy, Inc., ("WEI"), a wholly owned subsidiary of the Company, holds general and limited partner interests in partnerships which were formed to develop and own cogeneration and other non-regulated independent power plants. Equity interests in these partnerships range from 1.25 percent to 50 percent. As of December 31, 2000 WEI held interests in seven operating projects as listed and described in the Project Summary below. The lenders to these partnerships have recourse only against these projects and the income and revenues therefrom. The debt agreements contain various restrictive covenants including restrictions on making cash distributions to the partners, with which the partnerships are in compliance. The type of restrictions on making cash distributions to the partners vary from one project lender to another.

On November 30, 2000, WEI announced the execution of an agreement to sell its 30% equity interest in the three Virginia Projects, Altavista, Hopewell and Southampton. The sale was subject to receipt of all necessary regulatory approvals. All approvals were obtained in March and closing occurred on March 23, 2001. The transaction is subject to a final accounting which will occur within 30 days of closing. Proceeds from the sale should approximate $25,000,000. In anticipation of this transaction, the Company recorded an impairment charge of $4,632,000 in 2000.

Project	Ft. Drum	Altavista	Hopewell	Southampton

Location:	Watertown	Altavista	Hopewell	Southampton
	New York	Virginia	Virginia	Virginia

Gross Megawatt
Capacity:	55.5 MW	70 MW	70 MW	70 MW

WEI Equity
Ownership:	1.25%	30.00%	30.00%	30.00%

Electricity Purchaser:	Niagara Mohawk	Virginia Power	Virginia Power	Virginia Power

Steam Host:	US Army	The Lane Company, Inc.	Firestone Tire & Rubber Co.	Hercules, Inc.

Fuel Type:	Coal	Coal	Coal	Coal

Fuel Supplier:	Ruhr AG	Solomon’s	A.T. Massey	A.T. Massey
	American Coal	Mining Co.	Coal	Coal

Commercial
Operations Date:	1989	1992	1992	1992

Project	Ft. Lupton	Roanoke Valley I	Roanoke Valley II

Location:	Ft. Lupton	Weldon	Weldon
	Colorado	North Carolina	North Carolina

Gross Megawatt
Capacity:	290 MW	180 MW	50 MW

WEI Equity
Ownership:	4.49%	50.00%	50.00%

Electricity Purchaser:	Public Service of Colorado	Virginia Power	Virginia Power

Steam Host:	Rocky Mtn. Produce, Ltd	Patch Rubber Company	Patch Rubber Company

Fuel Type:	Natural Gas	Coal	Coal

Fuel Supplier:	Thermo Fuels, Inc.	TECO Coal/ CONSOL	TECO Coal/
CONSOL

Commercial
Operations Date:	1994	1994	1995

The following is a summary of aggregated financial information for all investments owned by WEI which are accounted for under the equity method:

Balance Sheets
December 31,	2000	1999
	(In thousands)
Assets
Current assets	$ 124,388	$ 160,814
Property, plant and equipment, net	488,869	504,328
Other assets	38,001	36,060
Total assets	$ 651,258	$ 701,202

Liabilities and equity
Current liabilities	$ 59,027	$ 56,869
Long-term debt and other liabilities	388,295	425,960
Equity	203,936	218,373
Total liabilities and equity	$ 651,258	$ 701,202

WEI’s share of equity	$ 54,723	$ 45,901
Impairment allowance	(4,632)	-
Other, net	(672)	(676)
WEI’s investment in independent power operations	$ 49,419	$ 45,225

Income Statements
For years ended December 31,	2000	1999	1998
	(in thousands)

Revenues	$215,454	$203,082	$247,015
Operating income	94,059	111,234	128,302
Net income	69,874	67,035	252,191
WEI equity in earnings	32,260	34,492	64,465
Cumulative effect of change in
accounting principle	-	-	(9,876)
WEI’s share of earnings	$ 32,260	$ 34,492	$ 54,589

The Partnerships and the Company adopted Statement of Position No 98-5, Reporting the Costs of Start-Up Activities as of January 1, 1998. The statement requires companies to expense the costs of start-up activities as incurred. The statement also requires certain previously capitalized start-up costs to be charged to expense at the time of adoption and reported as the cumulative effect of a change in accounting principle. The cumulative effect on WEI’s share of earnings of the Partnerships was $9,876,000 and was recorded separately in the Consolidated Statements of Operations in 1998. The Company’s capitalized start-up costs were being amortized straight-line over the term of the power contract for the related project.

WEI performs project development and venture and asset management services for the partnerships and has recognized related revenues of $294,000, $365,000 and $510,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Management fees, net of related costs, are recorded as other income when the service is performed.

Southampton Project - WEI owns a 30% general partnership interest in LG&E-Westmoreland Southampton ("Southampton Partnership"), which owns the Southampton Project. The Southampton Project, which was engaged in start-up and testing operations from September 1991 through March 1992, failed to meet Federal Energy Regulatory Commission ("FERC") operating standards for a qualifying facility ("QF") in 1992. On February 23, 1994, the Southampton Partnership filed a request with the FERC for a waiver of the FERC’s QF operating standard for 1992. Virginia Power intervened in the FERC proceeding, opposed the granting of a waiver, and alleged that its power contract with the Southampton Partnership had been breached due to the failure of the facility to maintain QF status in 1992.

On July 7, 1994, the FERC issued an order (1) denying the application of the Southampton Partnership for a waiver of the FERC’s QF operating standard in 1992 with respect to the Southampton Project and (2) directing the Southampton Partnership to show cause why it should not be required to file rate schedules with the FERC governing its 1992 electricity sales for resale to Virginia Power. In 1994 the Southampton Project established a reserve for the anticipated refund obligations relating to this issue. On August 9, 1994, the Southampton Partnership filed a request for rehearing of FERC’s order or, alternatively, a motion for reconsideration.

On August 1, 1996, FERC entered its decision in the Southampton case. FERC determined that the Southampton Partnership’s request for reconsideration should be treated as timely filed, but that the Southampton Project was not in complete compliance with the QF requirements for 1992. FERC ordered the Southampton Project to comply with Section 205 for the Federal Power Act ("FPA"), and file, for FERC’s review, rates for calendar year 1992 for wholesale power sales to Virginia Power. Otherwise, the Southampton Project remains exempt from regulation under the Public Utility Holding Company Act ("PUHCA"), utility laws of Virginia and the other provisions of the FPA. In August 1996, the Southampton Partnership filed a motion seeking clarification of the August 1, 1996 order. The Southampton Partnership also filed an additional request for rehearing. On May 13, 1998 the FERC entered an Order clarifying its August 1, 1996 decision in the Southampton case. While affirming the requirement to make a refund to Virginia Power, the FERC ruled that Virginia Power must compensate the Southampton Partnership for every hour in which the unit was available for dispatch, but not actually dispatched. FERC appointed a settlement Judge to assist the parties in evaluating and negotiating a settlement.

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

Following resolution of the administrative proceeding, Fourfold L.P., a limited partner of LG&E-Southampton L.P. and a subsidiary of Chrysler Capital, made a demand on the Southampton Partnership and the related Louisville Gas and Electric ("LG&E") and Westmoreland entities for reimbursement in the amount of $1,979,000 in connection with its share of the settlement. The Westmoreland entities have made a similar demand against the LG&E entities in the amount of $3,300,000. Pursuant to a mediation effort in 1999, the project participants (general partners, including a Westmoreland subsidiary, Westpower-Franklin ("Westpower"), and operator) agreed to compromise and settle Fourfold L.P.’s claim. Westpower, without admitting liability, contributed $100,000 of a significantly larger settlement to Fourfold. The mediation which resolved the Fourfold claim did not successfully resolve the Westpower claims to the Company’s satisfaction. Westpower, as part of the sale of its equity interest to Virginia Power, has agreed to compromise its claims against LG&E. At the closing of the sale of the Partnership’s equity interest to Virginia Power on March 23, 2001, LG&E paid Westpower $750,000 in settlement of its claim.

ROVA I Project - WEI owns a 50% partnership interest in Westmoreland-LG&E Partners (the "ROVA Partnership"). The ROVA Partnership’s principal customer, Virginia Power, contracted to purchase the electricity generated by ROVA I, one of two units included in the ROVA Partnership, under a long-term contract (the "Power Purchase and Operating Agreement"). In the second quarter of 1994, that customer disputed the ROVA Partnership’s interpretation of provisions of the contract dealing with the payment of the capacity purchase price when the facility experiences a "forced outage" day. A forced outage day is a day when ROVA I is not able to generate a specified level of electrical output. The ROVA Partnership believed that the customer was required to pay the ROVA Partnership the full capacity purchase price unless forced outage days exceed a contractually stated allowed annual number. The customer asserted that it was not required to do so.

In October 1994, the ROVA Partnership filed a complaint against Virginia Power seeking damages, contending that Virginia Power breached the Power Purchase and Operating Agreement ("PPOA") in withholding such forced outage capacity payments. The case was tried beginning on October 26, 1998 in the Circuit Court of the City of Richmond, Virginia. On December 2, 1998, the Circuit Court entered judgment in the ROVA Partnership’s favor for the amount of $14,800,000 (the amount that Virginia Power had withheld at the trial date) plus interest for a total of $19,336,000. On December 21, 1998, Virginia Power posted its appeal bond and on December 29, 1998, noted its appeal of the Circuit Court’s decision to the Virginia Supreme Court. Interest continued to accrue on the judgement. The Virginia Supreme Court heard oral arguments on January 11, 2000 and on March 3, 2000 reversed the trial court’s decision because the trial court had excluded certain oral evidence. The Virginia Supreme Court remanded the matter for further proceedings, and the Circuit Court set those proceedings for October 30 of this year. However, the trial date has been postponed and not rescheduled. From May 1994 through October 2000, Virginia Power withheld approximately $21,355,000 of capacity payments during periods of forced outages. Interest continues to accrue on this amount.

Before the trial began the ROVA Partnership and Virginia Power agreed to resolve issues regarding continuation of capacity payments on allowed forced outage days. Virginia Power paid the Partnership for the capacity payments it had withheld together with interest at the contract rate. WEI’s share was $14,900,000. In addition to settlement of the litigation, the ROVA Partnership and Virginia Power negotiated an amendment to the PPOA which clarified the provisions of the contract governing capacity payments and provides incentives for the Partnership to keep the ROVA unit available and on-line.

Rensselaer – On March 15, 1999, LG&E-Westmoreland Rensselaer ("LWR") completed the sale of the Rensselaer Project to Fulton Cogeneration Associates, L.P. ("Fulton"). LWR received approximately $68,000,000 in cash as consideration and recognized a gain of approximately $35,200,000 for the sale of the Rensselaer plant and operating contracts. After payment of expenses and remaining debts, Westmoreland Energy Inc.’s share of the proceeds was approximately $33,000,000 and it recognized its $17,600,000 portion of the gain in equity in earnings.

5. DOMINION TERMINAL ASSOCIATES

Westmoreland Terminal Company ("WTC"), a wholly-owned subsidiary of the Company, has a 20% interest in Dominion Terminal Associates ("DTA"), a partnership formed for the construction and operation of a coal-storage and vessel-loading facility in Newport News, Virginia. DTA’s annual throughput capacity is 22 million tons, and its ground storage capacity is 1.7 million tons. Each partner is responsible for its share of throughput and expenses at the terminal. Total throughput tons for DTA were 7,160,000, 8,357,000 and 11,511,000 for 2000, 1999 and 1998, respectively. The Company currently leases the terminal’s ground storage space and vessel-loading facilities to certain unaffiliated parties who are engaged in the export business and provides related support services.

DTA originally financed its facilities with funds from the issuance of industrial revenue bonds ("DTA Bonds"). Although the DTA Bonds were issued by and are obligations of the individual partners of DTA, the DTA Bonds are recorded as liabilities of the partnership. Interest is paid to the bondholders by DTA and is specifically allocated to the respective partners.

The following is a summary of financial information for DTA:

Balance Sheets
December 31,	2000	1999
(in thousands)
Assets
Current assets	$ 4,582	$ 4,379
Non-current assets	81,671	83,757
Total assets	$ 86,253	$ 88,136

Liabilities and partners’ deficit
Current liabilities	$ 1,466	$ 1,540
DTA bonds	106,240	106,240
Other liabilities	8,787	9,079
Partners’ deficit:
WTC	15,266	15,596
Other partners	(45,506)	(44,319)
Total liabilities and partners’ deficit	$ 86,253	$ 88,136

WTC’s share of partners’ deficit	$ 15,266	$ 15,596
Other, net	1,225	1,240
Impairment allowance	(12,164)	(12,164)
Investment in DTA	$ 4,327	$ 4,672

Income Statements
For years ended December 31,	2000	1999	1998
(in thousands)

Contribution from Partners	$ 13,787	$ 12,902	$ 15,393
Total expenses	15,305	14,989	19,349
Excess of expenses over partners’ contributions	$ (1,518)	$ (2,087)	$ (3,956)

Revenues from DTA	$ 154	$ 518	$ 2,890
Company share of DTA costs	1,954	1,982	2,796
Equity in earnings (share of losses)
from DTA	$ (1,800)	$ (1,464)	$ 94

WTC and the Company had a joint and several obligation for interest and principal obligations with respect to its share of the DTA Bonds ($26,560,000 principal amount at December 31, 2000, 1999 and 1998.) WTC’s share of the DTA Bonds were supported by a letter of credit on which the Company was the ultimate obligor. In 1994, the Company was in violation of certain covenants of the letter of credit and the letter of credit was drawn. The proceeds of the draw were used by the bank that issued the letter of credit to purchase WTC’s DTA Bonds from the bondholders. The Company repaid to the bank the amounts drawn under the letter of credit and the bank released the DTA Bonds to WTC. As a result, WTC’s share of the bonds are no longer outstanding. The repurchase of the DTA Bonds was accounted for by DTA as a decrease in long-term debt and an increase in WTC’s equity account.

The Company actively markets its 20% share of the terminal’s facilities. Accordingly, the Company’s equity in earnings (losses) from DTA represents the revenue received from WTC’s customer’s net of the Company’s share of the expenses incurred attributable to the terminal’s coal-storage and vessel loading operations.

The DTA partners have a Throughput and Handling Agreement whereby each partner is committed to fund its share of DTA’s operating expenses and capital expenditures. Certain costs are allocated to the partners based on volumes or measures other than partnership interests. WTC’s total cash funding requirements were $1,623,000, $1,603,000 and $1,877,000 for 2000, 1999 and 1998, respectively. The "Excess of expenses over partners’ contributions", as shown in DTA’s income statements, represents non-cash expenses of DTA and does not indicate additional cash contribution requirements for the partners.

The Company’s investment in DTA includes costs in excess of its share of partners’ equity of $1,190,000 at December 31, 2000 and 1999, and miscellaneous receivables associated with DTA of $35,000 and $50,000, respectively. The costs in excess of its share of partners’ equity is no longer being amortized as it has been fully reserved through the impairment allowance recorded in 1998.

In 1998, the Company recognized a $12,164,000 impairment charge relating to its investment in DTA to reduce its carrying value to its estimated fair value. DTA is dependent upon its customer’s coal export business to maintain an acceptable level of throughput. The coal export business has experienced a significant decline due to intense competitive pressure from coal suppliers in other nations. At this time the Company does not believe that those competitive pressures will abate in the near term. The fair value assigned to DTA was based on a 1998 sale of a similar nearby terminal.

6. DEBT

During the first quarter of 2000, WRI retired its remaining long-term debt in the principal amount of $1,563,000 plus accrued interest.

7. WORKERS’ COMPENSATION BENEFITS

The Company was self-insured for workers’ compensation benefits prior to and through December 31, 1995. Beginning in 1996, the Company purchased third party insurance for new workers’ compensation claims. Based on updated actuarial and claims data, $67,000 and $1,239,000 were charged to operations in 2000 and 1999, respectively, and $469,000 was credited to operations in 1998. The cash payments for workers’ compensation benefits were $3,003,000, $3,354,000 and $3,540,000 in 2000, 1999 and 1998, respectively.

The Company was required to obtain surety bonds in connection with its self-insured workers’ compensation plan. The Company’s surety bond underwriters required collateral for such bonding. As of December 31, 2000 and 1999, $3,849,000 and $4,748,000, respectively, was held in the collateral accounts.

8. PNEUMOCONIOSIS (BLACK LUNG) BENEFITS

The Company is self-insured for federal and state pneumoconiosis benefits for current and former employees and has established an independent trust to pay these benefits.

The following table sets forth the funded status of the Company’s obligation:

December 31,	2000	1999
(in thousands)
Actuarial present value of benefit obligation:
Expected claims from terminated employees	$ 5,454	$ 8,329
Claimants	18,458	15,909
Total present value of benefit obligation	23,912	24,238
Plan assets at fair value, primarily
government-backed securities	30,719	35,890
Excess of trust assets over pneumoconiosis
benefit obligation	$ 6,807	$11,652

The discount rates used in determining the accumulated pneumoconiosis benefit as of December 31, 2000 and 1999 were 7.50% and 7.75%, respectively.

In February 2000, the Company received $6,397,000 of the surplus from the trust and used the funds to pay postretirement medical expenses.

9. POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

Single-Employer Plans

The Company and its subsidiaries provide certain health care and life insurance benefits for retired employees and their dependents either voluntarily or as a result of the Coal Act. Substantially all of the Company’s current employees may also become eligible for these benefits if certain age and service requirements are met at the time of termination or retirement as specified in the plan agreement. These benefits are provided through self-insured programs. The Company adopted Statement of Financial Accounting Standards No. 106 - Employers’ Accounting for Postretirement Benefits Other than Pensions (SFAS 106) effective January 1, 1993 and elected to amortize its unrecognized, unfunded accumulated postretirement benefit obligation over a 20-year period.

The Company maintains three plans subject to SFAS 106: the Salaried Plan, the 1993 Wage Agreement Plan, and the 1992 Plan. The Salaried Plan provides certain health and life insurance benefits for salaried retired employees and their dependents. The 1993 Wage Agreement Plan resulted from the 1993 Wage Agreement between the Company and the UMWA which adopted the terms of the National Wage Agreement entered into that year between the BCOA and UMWA. That agreement required the Company to establish and provide health care benefits under an individual employer plan for age- and service-eligible employees (and their dependents) who retired during the term of the 1993 Wage Agreement. The 1992 Plan was established as a result of the Coal Act. The Company is required to provide health care benefits for beneficiaries (and their dependents) who were age- and service-eligible to receive benefits under the Coal Act as of February 1, 1993, and who retired before October 1, 1994.

The UMWA contests the Company’s right to terminate benefits at the expiration of the collective bargaining agreement and further asserts that former employees will be entitled to such benefits as they reach age 55. As a condition for not opposing dismissal of the bankruptcy, the UMWA demanded and pursuant to the terms of the Master Agreement discussed in Note 1, the Company agreed to continue to provide benefits to participants of the 1993 Wage Agreement for a period of five years from the dismissal of the bankruptcy. The estimated present value of the Company’s obligation to provide these benefits for the five-year period of $2,000,000 was charged to expense in 1998 as an unusual charge. At the expiration of such five year period, the Company is free to initiate litigation contesting its obligation to continue to provide such benefits, and the Company will continue to provide such benefits after the expiration of the five year period until it obtains a ruling from a Court of competent jurisdiction that it is not obligated to provide such benefits. The Company currently expects that it will be necessary to litigate this matter at the conclusion of the five-year period. On the advice of counsel, management believes that the Company should prevail in any such litigation, although, as in any litigation, there can be no assurance. Should the UMWA’s position be ultimately upheld, the Company would be required to provide retiree health benefits to such beneficiaries after the expiration of the five year period. The estimated present value of this contingent liability, calculated as of December 31, 2000, is approximately $13,000,000.

The following table sets forth the actuarial present value of postretirement benefit obligations and amounts recognized in the Company’s financial statements:

	Salaried Plan		1993 Wage Agreement		1992 Plan

December 31,	2,000	1,999	2,000	1,999	2,000	1,999

	(in thousands)
Assumptions:

Discount rate	7.50%	7.75%	7.50%	7.75%	7.50%	7.75%

Change in benefit obligation:

Net benefit obligation at
beginning of year	$ 7,954	$ 10,623	$ 31,820	$ 38,707	$ 116,045	$ 142,124
Service cost	51	62	-	-	-	-
Interest cost	656	601	2,540	2,310	8,502	8,423
Plan participant contributions	69	79	-	-	-	-
Actuarial (gain) loss	1,049	(2,543)	1,962	(8,032)	1,517	(8,745)
Settlements	-	-	-	-	-	(18,580)
Gross benefits paid	(813)	(868)	(1,234)	(1,165)	(9,677)	(7,177)

	8,966	7,954	35,088	31,820	116,387	116,045

Change in plan assets:

Employer contributions	744	789	1,234	1,165	9,677	7,177
Plan participant contributions	69	79	-	-	-	-
Gross benefits paid	(813)	(868)	(1,234)	(1,165)	(9,677)	(7,177)

Fair value of plan assets at end
of year	-	-	-	-	-	-

Funded status at end of year	(8,966)	(7,954)	(35,088)	(31,820)	(116,387)	(116,045)
Unrecognized net actuarial (gain)
loss	(4,172)	(5,487)	(3,030)	(4,992)	24,973	24,223
Unrecognized net transition
obligation	1,484	1,608	-	-	47,718	51,694

Net amount recognized at end of
year (recorded as accrued
benefit cost in the accompanying
balance sheet)	$ (11,654)	$ (11,833)	$ (38,118)	$ (36,812)	$ (43,696)	$ (40,128)

The components of net periodic postretirement benefit cost are as follows:

	Salaried Plan			1993 Wage Agreement			1992 Plan

Year ended
December 31,	2000	1999	1998	2000	1999	1998	2000	1999	1998

	(in thousands)
Assumptions:

Discount rate	7.50%	7.75%	6.75%	7.50%	7.75%	6.75%	7.50%	7.75%	6.75%

Components of net periodic benefit cost:

Service cost	$ 51	$ 62	$ 56	$ -	$ -	$ -	$ -	$ -	$ -
Interest cost	656	601	701	2,540	2,310	2,461	8,502	8,423	7,721
Amortization of:
Transition obligation	124	124	124	-	-	-	3,976	3,976	3,976
Prior service cost	-	-	-	-	-	1,865	-	-	-
Actuarial (gain) loss	(266)	(263)	(170)	-	-	-	767	524	812

Total net periodic benefit
Cost	$565	$524	$711	$2,540	$2,310	$4,326	$13,245	$12,923	$12,509

Sensitivity of retiree
welfare results:

Effect of a one percentage point increase in assumed health care cost trend

- - on total service and interest cost
components	$98	$52	$44	$405	$348	$444	$1,169	$1,183	$903

- - on postretirement benefit
obligation	1,099	446	428	5,259	4,638	6,875	15,470	15,738	13,190

Effect of a one percentage point decrease in assumed health care cost trend

- - on total service and interest
cost components	(90)	(48)	(44)	(352)	(301)	(444)	(1,042)	(1,037)	(903)

- - on postretirement
benefit obligation	(1,040)	(422)	(428)	(4,590)	(4,046)	(6,875)	(13,622)	(13,858)	(13,190)

Postretirement benefits include medical benefits for retirees and their spouses (and Medicare Part B reimbursement for certain retirees) and retiree life insurance.

The health care cost trend assumed on covered charges were 5.5%, 6.0% and 6.0%, for 2000, 1999 and 1998, respectively, decreasing to an ultimate trend of 5.0% in 2001 and beyond.

Cash payments for medical and life insurance benefits were $11,795,000, $28,597,000 and $1,452,000 in 2000, 1999 and 1998, respectively. The 1999 payments include normal benefit payments as well as settlements paid upon the Company’s dismissal from bankruptcy.

Multiemployer Plan

Until December 1996, and before the commencement of the Chapter 11 cases for the Debtor Corporations, the Company made payments to the Combined Benefit Plan, which is a multiemployer health plan neither controlled nor administered by the Company. The Combined Benefit Plan is designed to pay benefits to UMWA workers (and dependents) who retired prior to 1976. Prior to February 1993, the amount paid by the Company was based on hours worked or tons processed (depending on the source of the coal) in accordance with the national contract with the UMWA. Beginning February 1993 the Company was required by the Coal Act to make monthly premium payments into the Combined Benefit Plan. These payments were based on the number of beneficiaries assigned to the Company, the Company’s UMWA employees who retired prior to 1976 and the Company’s pro-rata assigned share of UMWA retirees whose companies are no longer in business. The net present value of the Company’s future cash payments is estimated to be approximately $36,549,000 at December 31, 2000. The Company expenses payments to the Combined Benefit Plan when they are due. Payments are generally made on the due date.

In January 1999, in accordance with the Master Agreement, the Company made payments totaling $19,408,000 to the Combined Benefit Plan. This payment included $15,715,000 for delinquent premiums, $2,178,000 for interest on those premiums and $1,515,000 for premiums due for the first three months of 1999, discounted at 6%. The Company prepaid the second and third quarter 1999 premiums at the beginning of each quarter and resumed monthly payments to the Combined Benefit Plan in October 1999. The premiums and interest paid in January 1999 were recognized as expense in 1998. As a result of the bankruptcy, no payments were made during 1998.

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

Benefits are based on years of service and the employee’s average annual compensation for the highest five continuous years of employment as specified in the plan agreement. The Company’s funding policy is to contribute annually the minimum amount prescribed, as specified by applicable regulations. Prior service costs and actuarial gains are amortized over plan participants’ expected future period of service using the straight-line method.

Supplemental Executive Retirement Plan

Effective January 1, 1992, the Company adopted the Westmoreland Coal Company Supplemental Executive Retirement Plan ("SERP"). The SERP is an unfunded non-qualified deferred compensation plan which provides benefits to certain employees that are not eligible under the Company’s defined benefit pension plan beyond the maximum limits imposed by the Employee Retirement Income Security Act ("ERISA") and the Internal Revenue Code.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the periods ended December 31, 2000 and 1999 and the amounts recognized in the Company’s financial statements for both the defined benefit pension and SERP Plans:

	Qualified Pension Benefits		SERP Benefits

December 31,	2000	1999	2000	1999

	(IN THOUSANDS)
Assumptions:

Discount rate	7.50%	7.75%	7.50%	7.75%
Expected return on plan assets	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

Change in benefit obligation:

Net benefit obligation at beginning of year	$1,379	$1,418	$1,300	$1,393
Service cost	140	205	54	66
Interest cost	98	105	93	100
Actuarial gain	(186)	(333)	(66)	(125)
Gross benefits paid	(9)	(17)	(44)	(134)

Net benefit obligation at end of year	1,422	1,378	1,337	1,300

Change in plan assets:

Fair value of plan assets at beginning of
Year	5,469	5,487	-	-
Actual return on plan assets	432	(1)	-	-
Employer Contributions	-	-	44	134
Gross benefits paid	(9)	(17)	(44)	(134)

Fair value of plan assets at end of year	5,892	5,469	-	-

Funded status at end of year	4,470	4,090	(1,337)	(1,300)
Unrecognized net actuarial gain	(467)	(344)	(621)	(642)
Unrecognized prior service cost	138	180	345	461
Unrecognized net transition asset	(23)	(29)	-	-

Net amount recognized at end of year	4,118	3,897	-1,613	-1,481

Amounts recognized in the accompanying balance sheet consist of:

Prepaid benefit cost	4,118	3,897	-	-
Accrued benefit cost (included in
other liabilities)	-	-	(1,613)	(1,481)

Net amount recognized at end of year	$4,118	$3,897	$(1,613)	$(1,481)

The components of net periodic cost (benefit) are as follows:

	Qualified Pension Benefits			SERP Benefits

Year ended December 31,	2000	1999	1998	2000	1999	1998

	(in thousands)
Assumptions:

Discount rate	7.50%	7.75%	6.75%	7.50%	7.75%	6.75%
Expected return on plan assets	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Components of net periodic
benefit cost

Service cost	$141	$204	$183	$54	$66	$56
Interest cost	98	105	88	93	99	86
Expected return on assets	(492)	(493)	(491)	-	-	-
Amortization of:
Transition asset	(6)	(6)	(6)	-	-	-
Prior service cost	42	42	42	116	116	116
Actuarial gain	(4)	(1)	(36)	(86)	(45)	(52)

Total net periodic pension cost
(benefit)	$(221)	$(149)	$(220)	$177	$236	$206

1974 UMWA Pension Plan

The Company was required under the 1993 Wage Agreement to pay amounts based on hours worked or tons processed (depending on the source of the coal) in the form of contributions to the 1974 UMWA Pension Plan with respect to UMWA represented employees. The 1974 UMWA Pension Plan is neither controlled nor administered by the Company.

Under the Multiemployer Pension Plan Act ("MPPA"), a company contributing to a multiemployer plan is liable for its share of unfunded vested liabilities upon withdrawal from the plan. In connection with the cessation of mining operations, the Company recorded an estimate of the liability the Company would incur upon withdrawal from the 1974 UMWA Pension plan. The actuarial estimate of this obligation was estimated at $13,800,000 in 1996. The 1974 UMWA Pension Plan has not provided the Company with an updated actuarial estimate of the withdrawal liability calculated as of June 30, 1998, the date of the asset valuation the Company believes should be used to determine the actual withdrawal liability, in accordance with the provisions of MPPA. The Company believes the liability at June 30, 1998 would be substantially less than $13,800,000 and is contesting the withdrawal liability through arbitration. In accordance with MPAA, the Company must amortize this withdrawal liability, with interest, during the arbitration process by making payments of approximately $172,500 per month. These payments have been made and will be recoverable to the extent the final assessed amount is less than the amounts paid. Should the Company be unsuccessful in the arbitration proceedings, it will be obligated to continue to make payments through March 2008.

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

12. INCOME TAXES (BENEFIT)

Income tax expense (benefit) attributable to income (loss) before income taxes consists of:

	2000	1999	1998
(in thousands)
Federal:
Current	$ (599)	$ -	$ 3,687
Deferred	-	-	-
	-	-	$ 3,687
State:
Current	162	(82)	100
Deferred	-	-	-
Income tax expense (benefit)	$ (437)	$ (82)	$ 3,787

Income tax expense (benefit) attributable to income (loss) before income taxes differed from the amounts computed by applying the statutory Federal income tax rate of 34% to pretax income (loss) from continuing operations as a result of the following:

	2000	1999	1998
(in thousands)
Computed tax expense (benefit) at statutory rate	$ (44)	$ 2,909	$ (939)
Increase (decrease) in tax expense resulting from:
Percentage depletion	(563)	(417)	(807)
State income taxes, net	106	-	-
Change in valuation
allowance for net deferred tax assets	11	(2,951)	5,676
Other	53	377	(143)
Income tax expense (benefit)	$ (437)	$ (82)	$ 3,787

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

	2000	1999
(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$ 68,071	$ 69,149
Alternative minimum tax credit carryforwards	2,561	3,148
DTA impairment	4,136	4,136
Deferred income	-	117
Accruals for the following:	-	117
Workers’ compensation	5,381	6,212
Postretirement benefit obligation	35,257	34,222
Reclamation costs	728	897
Other accruals	1,208	440
Total gross deferred assets	117,342	118,321
Less valuation allowance	(83,391)	(83,380)
Net deferred tax assets	33,951	34,941

Deferred tax liabilities:
Investment in independent power projects	$ (17,593)	$(16,308)
Plant and equipment, differences due to depreciation and amortization	(12,644)	(13,189)
Prepaid pension cost	(1,400)	(1,325)
Excess of trust assets over pneumoconiosis benefit obligation	(2,314)	(3,961)
Advanced royalties, capitalized for financial purposes	-	(110)
Unamortized discount on long-term debt for financial purposes	-	(48)
Total gross deferred tax liabilities	(33,951)	(34,941)
Net deferred tax liability	$ -	$ -

The Company and subsidiaries have available net operating loss carryforwards to reduce future taxable income which expire as follows:

Expiration Date	Regular Tax
(in thousands)
2007	$ 6,437
2008	13,014
2009	4,879
2010	52,081
after 2011	123,798
Total	$200,209

The Company has alternative minimum tax credit carryforwards of $2,561,000 which are available indefinitely to offset future taxes payable.

13. CAPITAL STOCK

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company’s principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders’ deficit. The quarterly dividends which are accumulated but unpaid through and including January 1, 2001 amount to $11,088,000 in the aggregate ($53.13 per preferred share or $13.28 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

On March 10, 1999, the Company offered to purchase up to 1,052,631 depositary shares, each representing one quarter of a share of its Series A Convertible Exchangeable Preferred Stock ("Series A Preferred Stock"). The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On April 7, 1999, the offer expired and 1,683,903 depositary shares were tendered in response to the offer. Because the number of shares tendered exceeded the maximum number of shares the Company had offered to purchase, a proration factor of approximately 62.5% was applied to all shares tendered. A total of 1,052,631 depositary shares were purchased for $20,000,000. The balance sheet effect of this transaction was to reduce cash and shareholders’ equity by $20,000,000. Following completion of the tender offer, the depositary shares purchased in the offer were converted into shares of Series A Preferred Stock, the shares of Series A Preferred Stock were retired, and the capital of the Company was reduced by the par value of the shares of Series A Preferred Stock retired. This reduced the number of shares of Series A Preferred Stock outstanding from 575,000 to 311,843, accumulated but unpaid dividends from $21,994,000 to $11,928,000, and the ongoing quarterly preferred dividend requirement from $1,222,000 to $663,000.

On September 16, 1999, the Company made a second offer to purchase up to an additional 631,000 depositary shares at $19 per depositary share. The offer price of $19 per share was in full satisfaction of claims to accumulated but unpaid dividends on the depositary shares tendered. On October 26, 1999, the offer expired and 412,536 depositary shares were tendered in response to the offer. The balance sheet effect of the transaction was to reduce cash and shareholders’ equity by $7,838,000. Following completion of the tender offer, the depositary shares purchased in the offer were converted to shares of Series A Preferred Stock, the shares of Series A Preferred Stock were retired, and the capital of the Company was reduced by the par value of the shares of Series A Preferred Stock retired. This reduced the number of shares of Series A Preferred Stock outstanding from 311,843 to 208,708, accumulated but unpaid dividends from $13,253,000 to $8,870,000 and the ongoing quarterly dividend requirement from $663,000 to $444,000.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of the Company’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $208,708 at December 31, 2000). The Company had shareholders’ equity at December 31, 2000 of $3,373,000 and the par value of all outstanding shares of preferred stock and shares of common stock aggregated $17,883,000 at December 31, 2000.

14. INCENTIVE STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS

As of December 31, 2000, the Company had options outstanding from three Incentive Stock Option ("ISOs") and Stock Appreciation Rights ("SARs") Plans for employees and three Incentive Stock Option Plans for directors.

The 1982 and 1985 employee Plans provide for the granting of ISOs and SARs and the 1995 and 2000 employee Plans provide for the granting of ISOs and restricted stock. The 1985, 1995 and 2000 Plans also provide for the grant of non-qualified options, if so designated, and contain the terms specified for non-qualified options. A SAR gives the holder the right to receive, without payment to the Company, its "value" in cash. The "value" of an SAR for this purpose would be the excess, if any, of the fair market value of one share of common stock of the Company on the date the right is exercised over the exercise price of the SAR. Restricted stock is an award payable in shares of common stock subject to forfeiture under certain conditions. ISOs granted under the 1985, 1995 and 2000 Plans may not have an option price that is less than the fair market value of the stock on the date of grant. ISOs and SARs under the 1985 Plan may not be exercised until two years from the date of grant as to 50% of the total number granted and as to the remaining 50% not until three years from the date of grant. The right to exercise ISOs and SARs terminates after eight years from the date of grant. The maximum number of shares of the Company’s common stock and SARs that could be issued or granted under the Plans is as follows:

	1985 Plan	1995 Plan	2000 Plan
Shares of common stock	400,000	350,000	350,000
Stock appreciation rights	940,000	N/A	N/A

The 1985 Plan expired on January 7, 1995. Therefore, no further ISOs or SARs may now be granted from this plan.

The 1991 Non-Qualified Stock Option Plan for Non-Employee Directors provides for the granting on September 1 of each year of options to purchase 1,500 shares of the Company’s common stock. The maximum number of shares of the Company’s common stock that may be issued pursuant to options granted under the plan is 200,000 shares and the options expire ten years after the date of grant. Options granted pursuant to this plan vest after the completion of one year of board service following the date of grant. Grants under this plan were suspended in 1996 and resumed upon the Company’s dismissal from bankruptcy. At December 31, 1998, there were options outstanding exercisable for 18,000 shares of common stock at a weighted average exercise price per share of $8.76. At December 31, 1999, there were options outstanding exercisable for 52,500 shares of common stock at a weighted average exercise price of $5.02. At December 31, 2000, there were options outstanding exercisable for 61,500 shares of common stock at a weighted average exercise price per share of $4.85.

In 1996, the shareholders approved the 1996 Directors’ Stock Incentive Plan. The plan provides for the grant of non-qualified stock options to directors on an annual basis beginning on the date of the 1996 Annual Meeting with options for 20,000 shares to be granted to each director on that date or after a director is first elected or appointed, and options for 10,000 shares to be granted to each director after each annual meeting thereafter. The maximum number of shares of the Company’s common stock that may be issued or granted under the plan is 350,000 and the options expire not later than ten years after the date of grant. Options granted pursuant to this plan vest 25% per year over a four-year period. Options granted during a director’s period of active service continue to vest pursuant to this schedule if a director leaves the board due to reaching retirement age. In the event of a change of control of the Company, any option that was not previously exercisable and vested will become fully exercisable and vested.

In 2000, the Board of Directors adopted the 2000 Nonemployee Directors’ Stock Incentive Plan, and as permitted by applicable American Stock Exchange rules, did not seek shareholder approval of this plan. Like the 1996 Directors’ Plan, options for 20,000 shares are granted to each director when first elected or appointed, and options for 10,000 shares are granted after each annual meeting thereafter. The maximum number of shares that may be issued under the plan and the vesting, expiration and acceleration upon change-of-control provisions are the same as the 1996 Directors’ Plan.

Information for 2000, 1999 and 1998 with respect to both the employee and director Plans is as follows:

			Weighted
		Stock	Average
	Issue Price	Option	Exercise
	Range	Shares	Price
Outstanding at December 31, 1997	$2.63-20.00	367,086	$ 7.28
Expired or forfeited in 1998	18.50	(17,586)	18.50
Outstanding at December 31, 1998	2.63-20.00	349,500	6.72
Granted in 1999	3.00-4.00	449,500	3.11
Exercised in 1999	2.63	(25,000)	2.63
Outstanding at December 31, 1999	2.63-20.00	774,000	4.76
Granted in 2000	2.81-7.94	477,800	3.43
Exercised in 2000	2.625	(2,000)	2.625
Expired or forfeited in 2000	14.276	(75,000)	14.276
Outstanding at December 31, 2000	$2.63-20.00	1,174,800	$ 3.64

Information about stock options outstanding as of December 31, 2000 is as follows:

		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$2.63-3.00	792,300	7.5	$2.87	398,500	$2.88
3.01-4.00	217,500	8.9	3.49	78,500	3.91
4.01-8.00	119,000	5.2	6.72	69,000	6.15
8.01-20.00	46,000	0.6	9.72	46,0000	9.72
$2.63-20.00	1,174,800	7.3	$3.64	592,000	$3.93

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company’s three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the FASB Statement 123, the Company’s net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

	2000	1999	1998
(in thousands, except per share data)
Net income (loss):
As reported	$ (1,468)	$ 5,645	$(11,436)
Pro forma	$ (2,140)	$ 5,227	$(11,600)

Income (loss) per share:
As reported, basic	(.21)	.80	(1.64)
Pro forma, basic	(.30)	.74	(1.67)
As reported, diluted	(.21)	.79	(1.64)
Pro forma, diluted	(.30)	.73	(1.67)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted in 2000 and 1999. The weighted average fair value of options granted in 2000 and 1999 was $3.62 and $.89, respectively. There were no options granted in 1998.

	Dividend		Risk-Free	Expected
Options Granted	Yield	Volatility	Rate	Life
2000	None	815-860%	5.8-6.13%	8-10 years
1999	None	174-175%	4.76-6.11%	8-10 years
15. BUSINESS SEGMENT INFORMATION

The Company’s operations have been classified into three segments: coal, independent power operations and terminal operations. The coal segment includes the production and sale of coal from the Powder River Basin in eastern Montana. It also includes coal mining operations in the eastern United States which were idled in the third quarter of 1995. The independent power operations includes the ownership of interests in cogeneration and other non-regulated independent power plants. The terminal operation segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. Summarized financial information by segment for 2000, 1999 and 1998 is as follows:

Year ended December 31, 2000

		Independent	Terminal
	Coal	Power	Operations	Corporate	Total
	(in thousands)
Revenues:
Coal revenue	$35,137	$ -	$ -	$ -	$35,137
Equity in earnings (share of
losses)	-	32,260	(1,800)	-	30,460
	35,137	32,260	(1,800)	-	65,597

Costs and expenses:
Cost of sales – coal	30,250	-	-	-	30,250
Depreciation, depletion, and
amortization	1,847	29	-	96	1,972
Selling and administrative
expense	900	456	362	6,068	7,786
Heritage health benefit
costs	-	-	-	21,503	21,503
Pension benefit	-	-	-	(585)	(585)
Doubtful account recoveries	-	-	-	(400)	(400)
Impairment charge	-	4,632	-	-	4,632
Loss (gains) on sales of
assets	-	(2)	-	8	6

Operating income (loss)	$2,140	$27,145	$(2,162)	$(26,690)	$433

Capital expenditures	$621	$10	$ -	$16	$647

Property, plant and
equipment (net)	$34,587	$60	$ -	$46	$34,693

Information for the Company’s reportable segments relates to 2000 consolidated totals as follows:

Income (loss) before income taxes:	In Thousands

Operating income	$433
Interest expense	(911)
Interest income	1,866
Minority interest	(518)
Other income (expense)	(999)

Income (loss) before income taxes	$(129)

Year ended December 31, 1999

		Independent	Terminal
	Coal	Power	Operations	Corporate	Total
	(in thousands)
Revenues:
Coal revenue	$38,539	$ -	$ -	$ -	$38,539
Equity in earnings (share of
losses)	-	34,492	(1,464)	-	33,028
	38,539	34,492	(1,464)	-	71,567

Costs and expenses:
Cost of sales – coal	33,637	-	-	-	33,637
Depreciation, depletion, and
amortization	1,425	29	-	117	1,571
Selling and administrative
expense	770	1,020	732	7,138	9,660
Heritage health benefit
costs	-	-	-	18,737	18,737
Pension benefit	-	-	-	(149)	(149)
Doubtful account recoveries	-	-	-	(174)	(174)
Gains on sales of assets	(433)	-	-	-	(433)

Operating income (loss)	$3,140	$33,443	$(2,196)	$(25,669)	$8,718

Capital expenditures	$1,999	$29	$ -	$41	$2,069

Property, plant and
equipment (net)	$36,343	$81	$8	$126	$36,558

Information for the Company’s reportable segments relates to 1999 consolidated totals as follows:

Income before income taxes:	In Thousands

Operating income	$8,718
Interest expense	(1,135)
Interest income	2,052
Minority interest	(854)
Other income (expense)	(226)

Income before income taxes	$8,555

Year ended December 31, 1998

		Independent	Terminal
	Coal	Power	Operations	Corporate	Total
	(in thousands)
Revenues:
Coal revenue	$44,010	$ -	$ -	$ -	$44,010
Equity in earnings (share of
losses)	-	64,465	94	-	64,559
	44,010	64,465	94	-	108,569

Costs and expenses:
Cost of sales – coal	37,472	-	-	-	37,472
Depreciation, depletion, and
amortization	1,472	39	648	130	2,289
Selling and administrative
expense	1,297	1,162	753	3,828	7,040
Heritage health benefit
costs	-	-	-	31,449	31,449
Pension expense	-	-	-	111	111
Unusual charges	-	-	-	2,000	2,000
Doubtful account recoveries	-	-	-	(1,028)	(1,028)
Impairment charge	-	-	-	12,164	12,164
Gains on sales of assets	(473)	(2)	-	-	(475)

Operating income (loss)	$4,242	$63,266	$(1,307)	$(48,654)	$17,547

Capital expenditures	$2,935	$8	$ -	$2	$2,945

Property, plant and
equipment (net)	$35,768	$88	$8	$1,086	$36,950

Information for the Company’s reportable segments relates to 1998 consolidated totals as follows:

Income before income taxes:	In Thousands

Operating income	$17,547
Interest expense	(190)
Minority interest	(775)
Other income	1,999
Reorganization items	(11,466)

Income before income taxes	$7,115

The Company derives its coal revenues from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of total revenue is summarized as follows:

	2000	1999	1998
(In Thousands)
Customer A	$23,636	$19,392	$20,905
B	8,942	7,227	9,909
C	-	9,289	10,407
Percentage of total revenue	53%	50%	38%
16. COMMITMENTS AND CONTINGENCIES

Protection of the Environment

The Company believes its mining operation is in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company maintains compliance primarily through maintenance and monitoring activities. WRI has an agreement with its mining contractor, Washington Group International (which owns 20% of the stock of WRI), which determined the Company’s maximum liability for reclamation costs associated with final mine closure. It calls for the Company to pay approximately $1,700,000 over a 15-year period which began in December 1990. All remaining liability is that of Washington Group International or customers, who are obligated to pay final reclamation costs under provisions of their respective coal sales contracts. The Company has deferred credits of $719,682, $826,000 and $410,000 at December 31, 2000, 1999 and 1998, respectively, related to the Company’s obligation for monitoring and maintaining the final reclaimed area for five years subsequent to Washington Group International’s reclamation procedures. Such credits represent funds received from Washington Group International and customers for their respective shares of these costs. In addition, per ton reclamation fees imposed by the Federal Surface Mining Control and Reclamation Act of 1977 (the "Surface Mining Act") amounted to approximately $1,719,000, $1,913,000 and $2,241,000 in 2000, 1999 and 1998, respectively.

The Company estimates the total cost for the reclamation of its remaining Virginia Division properties is approximately $1,669,000 and $1,811,000, all of which has been accrued as of December 31, 2000 and 1999, respectively. No assurance can be given that the amount accrued accurately reflects the actual cost of reclamation activities that may be required. Costs incurred to perform reclamation in 2000, 1999 and 1998 amounted to $223,000, $144,000 and $153,000, respectively. During 1999 and 1998, the Company sold certain Virginia Division properties. The reclamation obligations assumed by the purchasers of these properties were approximately $597,000 for properties sold during 1999. In addition, there was a decrease in the estimated costs to reclaim the remaining properties of $182,000 which was recorded during 1999.

The Company has $10,600,000 and $4,099,000 of reclamation bonds in place in Montana and Virginia, respectively, to assure compliance with all applicable regulations.

Adventure Resources, Inc.

The Company has both secured and unsecured claims against Adventure Resources, Inc. ("Adventure") in the United States Bankruptcy Court for the Southern District of West Virginia. The secured claims approximate $3,202,000 and are collateralized by first and subordinated liens on certain assets of Adventure. Cash payments of $400,000, $174,000, and $1,028,000 were received during 2000, 1999 and 1998, respectively, and the Company is seeking to recover the remaining amounts. As of December 31, 2000, all remaining claims against Adventure have been fully reserved due to the uncertainty of collection.

Lease Obligations

WRI has an agreement to lease coal reserves from the Crow Tribe of Indians which is in effect until exhaustion of the underlying reserves. This lease requires annual rentals, recoupable minimum royalty and production royalty payments. The royalty rate varies from 6% of the F.O.B. mine price to a 12.5% rate net of all production-based taxes.

Royalties and rentals charged to expense under all lease agreements, including those in effect for WRI, amounted to $2,898,000, $3,115,000 and $3,591,000 in 2000, 1999 and 1998, respectively.

The Company has operating lease commitments expiring at various dates, primarily for real property and equipment. Minimum future rental obligations existing under these leases at December 31, 2000 are as follows:

(in thousands)
2001	$ 334
2002	289
2003	289
2004	296

Long-Term Sales Commitments

The following table presents total sales tonnage the Company expects to ship under existing long-term contracts for the next five years from the Company’s mining operations (all from WRI):

Projected Sales Tonnage Under Existing Long-Term Contracts (000s)
2001	4,650
2002	4,650
2003	950
2004	950
2005	700

On July 1, 1999, WRI restructured the terms of its coal sales agreement with Northern States Power, now Xcel Energy. The new agreement increases the tonnage of coal that Xcel Energy is required to purchase and that WRI is required to deliver and eliminates the former option agreement. The new agreement expires on December 31, 2002. WRI anticipates it will negotiate an extension of the new agreement prior to its expiration. Under the old agreement, WRI had entered into an option agreement whereby it had agreed to sell up to an additional 200,000,000 tons of coal to Xcel Energy. As compensation for granting the option, WRI received 1 1/4 cents, payable quarterly (with applicable price adjustments) for each optioned ton. The option was never exercised. WRI recorded no income relative to the option agreement during 2000. In 1999 and 1998 WRI recorded income of $1,593,000 and $3,171,000, respectively, relative to this option agreement.

Other Contingencies

The Company is subject to certain financial ratio tests under the terms of the Master Agreement. The Company agreed to secure its obligations under the Master Agreement by providing a Contingent Promissory Note ("Note"). The original principal amount of the Note is $12 million; the principal amount of the Note decreases to $6 million in 2002. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial tests specified in the Note, fails to maintain the required balance in the escrow account established under an escrow agreement or fails to comply with certain covenants set forth in a security agreement. The Company has satisfied the financial ratio tests as required under the terms of the Master Agreement as of December 31, 2000.

17. TRANSACTIONS WITH AFFILIATED COMPANIES

Westmoreland Resources, Inc., a 80% owned subsidiary, has a coal mining contract with Washington Group International, one of its stockholders. Mining costs incurred under the contract were $17,507,000, $19,445,000 and $22,654,000 in 2000, 1999 and 1998, respectively.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2000 and 1999 are as follows:

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31

	(in thousands except per share data)
2000
Revenues	$12,665	$14,495	$14,128	$24,309
Costs and expenses	(14,538)	(16,312)	(14,972)	(19,342)

Operating income (loss)	(1,873)	(1,817)	(844)	4,967
Income (loss) from continuing
operations before income taxes	(2,491)	(2,079)	(1,035)	5,476
Income tax benefit	-	-	-	437
Net income (loss)	(2,491)	(2,079)	(1,035)	5,913
Less preferred stock dividend
requirements	(444)	(444)	(444)	(444)

Income (loss) applicable to common
shareholders	$(2,935)	$(2,523)	$(1,479)	$5,469

Income (loss) per share applicable to
common shareholders	$(0.42)	$(0.35)	$(0.21)	$0.77
Number of common and common
equivalent shares outstanding
(weighted average)	7,068	7,070	7,070	7,070

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31

	(in thousands except per share data)
1999
Revenues	$30,829	$12,394	$14,292	$14,052
Costs and expenses	(17,847)	(16,844)	(17,876)	(10,282)

Operating income (loss)	12,982	(4,450)	(3,584)	3,770
Income from continuing operations
before income taxes	12,555	(4,208)	(3,234)	3,442
Income tax (expense) benefit	(45)	-	99	28
Net income (loss)	12,510	(4,208)	(3,135)	3,470
Less preferred stock dividend
requirements	(1,222)	(663)	(663)	(444)

Income (loss) applicable to common
shareholders	$11,288	$(4,871)	$(3,798)	$3,026

Income (loss) per share applicable to
common shareholders	$1.62	$(0.69)	$(0.54)	$0.43
Number of common and common
equivalent shares outstanding
(weighted average)	6,980	7,020	7,033	7,040

Independent Auditor’s Report

The Board of Directors and Shareholders Westmoreland Coal Company:

We have audited the accompanying consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westmoreland Coal Company and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in 1998.

               KPMG LLP

Denver, Colorado
February 23, 2001, except as to Notes 2 and 4,
    which are as of March 23, 2001

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

This item is not applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For Items 10-13, inclusive, except for information concerning executive officers of Westmoreland included as an unnumbered item in Part I above, reference is hereby made to Westmoreland’s definitive proxy statement to be filed in accordance with Regulation 14A pursuant to Section 14(a) of the Securities Exchange Act of 1934, which is incorporated herein by reference thereto.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

a) 1.	The financial statements filed herewith are the Consolidated Balance Sheets of the Company and subsidiaries as of December 31, 2000 and December 31, 1999, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2000 together with the Summary of Significant Accounting Policies and Notes, which are contained on pages 32 through 70 inclusive.

2.	The following financial statement schedule is filed herewith: Schedule II - Valuation Accounts

3.	The following exhibits are filed herewith as required by Item 601 of Regulation S-K:

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
(a)	Westmoreland’s Plan of Reorganization was confirmed by an order of the United States Bankruptcy Court for the District of Delaware on December 16, 1994, and upon complying with the conditions of the order, Westmoreland emerged from bankruptcy on December 22, 1994. A copy of the confirmed Plan of Reorganization was filed as an Exhibit to Westmoreland’s Report on Form 8-K filed December 30, 1994, which is incorporated herein by reference thereto.

(3)	(a)	Articles of Incorporation: Restated Certificate of Incorporation, filed with the Office of the Secretary of State of Delaware on February 21, 1995 and filed as Exhibit 3(a) to Westmoreland’s 10-K for 1994 which Exhibit is incorporated herein by reference.

(b)	Bylaws, as amended on June 18, 1999, and filed as Exhibit (3)(b) to Westmoreland’s Report on Form 8-K filed June 21, 1999, which exhibit is incorporated herein by reference.

(4)	Instruments defining the rights of security holders

(a)	Certificate of Designation of Series A Convertible Exchangeable Preferred Stock of the Company defining the rights of holders of such stock, filed July 8, 1992 as an amendment to the Company’s Certificate of Incorporation, and filed as Exhibit 3(a) to Westmoreland’s Form 10-K for 1992, which Exhibit is incorporated herein by reference.

(b)	Form of Indenture between Westmoreland and Fidelity Bank, National Association, as Trustee relating to the Exchange Debentures. Reference is hereby made to Exhibit 4.1 to Form S-2 Registration No. 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

(c)	Form of Exchange Debenture. Reference is hereby made to Exhibit 4.2 to Form S-2 Registration No. 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

(d)	Form of Deposit Agreement among Westmoreland, First Chicago Trust Company of New York, as Depository and the holders from time to time of the Depository Receipts. Reference is hereby made to Exhibit 4.3 to Form S-2 Registration No. 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

(e)	Form of Certificate of Designation for the Series A Convertible Exchangeable Preferred Stock. Reference is hereby made to Exhibit 4.4 to Form S-2 Registration No. 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

(f)	Specimen certificate representing the common stock of Westmoreland, filed as Exhibit 4(c) to Westmoreland’s Registration Statement on Form S-2, Registration No. 33-1950, filed December 4, 1985, is hereby incorporated by reference.

(g)	Specimen certificate representing the Preferred Stock. Reference is hereby made to Exhibit 4.6 to Form S-2 Registration No. 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

(h)	Form of Depository Receipt. Reference is hereby made to Exhibit 4.7 to Form S-2 Registration No. 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

(i)	Rights Agreement, dated as of January 28, 1993, between Westmoreland Coal Company and the First Chicago Trust Company of New York. Reference is hereby made to Exhibit 4 to Westmoreland’s Form 8-K filed February 1, 1993, which Exhibit is incorporated herein by reference.

(j)	In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K, Westmoreland hereby agrees to furnish to the Commission, upon request, copies of all other long-term debt instruments.

(10)	Material Contracts

(a)	Westmoreland Coal Company 1985 Incentive Stock Option and Stock Appreciation Rights Plan is incorporated herein by reference to Exhibit 10(d) to Westmoreland’s Annual Report on Form 10-K for 1984 (SEC File #0-752).

(b)	In 1990, the Board of Directors established an Executive Severance Policy for certain executive officers, which provides a severance award in the event of termination of employment. The description of the Executive Severance Policy is incorporated herein by reference to Westmoreland’s Definitive Schedule 14A filed April 20, 2000 (SEC File #001-11155).

(c)	Westmoreland Coal Company 1991 Non-Qualified Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10(i) to Westmoreland’s Annual Report on Form 10-K for 1990 (SEC File #0-752).

(d)	Effective January 1, 1992, the Board of Directors established a Supplemental Executive Retirement Plan ("SERP") for certain executive officers and other key individuals, to supplement Westmoreland’s Retirement Plan by not being limited to certain Internal Revenue Code limitations. The SERP is filed herewith.

(e)	Amended Coal Lease Agreement between Westmoreland Resources, Inc. and Crow Tribe of Indians, dated November 26, 1974, as further amended in 1982, is incorporated herein by reference to Exhibit (10)(a) to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (SEC File #0-752).

(f)	Westmoreland Coal Company 1995 Long-Term Incentive Stock Plan is incorporated herein by reference to Appendix 3 to Westmoreland’s Definitive Schedule 14A filed April 28, 1995 (SEC File #0-752).

(g)	Master Agreement, dated as of January 4, 1999 between Westmoreland Coal Company, Westmoreland Resources, Inc., Westmoreland Energy, Inc., Westmoreland Terminal Company, and Westmoreland Coal Sales Company, the UMWA 1992 Benefit Plan and its Trustees, the UMWA Combined Benefit Fund and its Trustees, the UMWA 1974 Pension Trust and its Trustees, the United Mine Workers of America, and the Official Committee of Equity Security Holders in the chapter 11 case of Westmoreland Coal and its official members is incorporated herein by reference to Exhibit No. 99.2 to Westmoreland’s Form 8-K filed on February 5, 1999 (SEC File #001-11155).

(h)	Contingent Promissory Note between Westmoreland Coal Company, Westmoreland Resources, Inc., Westmoreland Energy, Inc., Westmoreland Coal Sales Company, and Westmoreland Terminal Company and the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan is incorporated herein by reference to Exhibit No. 99.3 to Westmoreland’s Form 8-K filed on February 5, 1999 (SEC File #001-11155). (i) Westmoreland Coal Company 1996 Directors’ Stock Incentive Plan; filed herewith. (j) Westmoreland Coal Company 2000 Nonemployee Directors’ Stock Incentive Plan; filed herewith.

(k)	Westmoreland Coal Company 2000 Long-Term Incentive Stock Plan is incorporated herein by reference to Annex A to Westmoreland’s Definitive Schedule 14A filed April 20, 2000 (SEC File #001-11155).

(l)	Westmoreland Coal Company 2000 Long-Term Incentive Stock Plan is incorporated herein by reference to Annex A to Westmoreland’s Definitive Schedule 14A filed April 20, 2000 (SEC File #0-752).

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Certified Public Accountants

b)	Reports on Form 8-K.

(1)	On October 31, 2000, the Company filed a report on Form 8-K announcing that Michael Armstrong had joined its Board of Directors.

(2)	On November 30, 2000, the Company filed a report on Form 8-K announcing that three Virginia power project entities that are 30%-owned by its wholly owned subsidiary, Westmoreland Energy, Inc., had entered into an agreement with Dominion Virginia Power, a subsidiary of Dominion, for their sale.

(3)	On December 20, 2000, the Company filed a report on Form 8-K announcing that William M. Stern had joined its Board of Directors.

(4)	On February 2, 2001, the Company filed a report on Form 8-K regarding the anticipated closing of the Montana Power Company and Knife River transactions.

(5)	On March 27, 2001, the Company filed a report on Form 8-K announcing the completion of the sale of three Virginia power project entities that are 30%-owned by its wholly owned subsidiary, Westmoreland Energy, Inc., to Dominion Virginia Power, a subsidiary of Dominion (NYSE: D).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: March 30, 2001	By: /s/ Robert J. Jaeger
Robert J. Jaeger
Senior Vice President of
(Principal Financial Officer)

Date: March 30, 2001	By: /s/ Thomas S. Barta
Thomas S. Barta
Controller
(Principal Accounting Officer)

Signature	Title	Date

Principal Executive Officer:
Chairman of the Board, President, and
/s/ Christopher K. Seglem	Chief Executive Officer	March 30, 2001
Christopher K. Seglem

Directors:

/s/ Michael Armstrong	Director	Marc h 30, 2001
Michael Armstrong

/s/ Thomas J. Coffey	Director	March 30, 2001
Thomas J. Coffey

/s/ Pemberton Hutchinson	Director	March 30, 2001
Pemberton Hutchinson

/s/ Robert E. Killen	Director	March 30, 2001
Robert E. Killen

/s/ William R. Klaus	Director	March 30, 2001
William R. Klaus

/s/ Thomas W. Ostrander	Director	March 30, 2001
Thomas W. Ostrander

/s/ James W. Sight	Director	March 30, 2001
James W. Sight

/s/ William M. Stern	Director	March 30, 2001
William M. Stern

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Westmoreland Coal Company:

Under date of February 23, 2001, except as to Notes 2 and 4, which are as of March 23, 2001, we reported on the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 2000 and 1999, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2000, which report appears in the December 31, 2000, Annual Report on Form 10-K of Westmoreland Coal Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule II. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

               KPMG LLP

Denver, Colorado
February 23, 2001

Schedule II

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Valuation Accounts
Years ended December 31, 2000, 1999 and 1998

	Balance at	Deductions		Balance
	beginning of	credited to	Other	at end of
	year	earnings	Additions	year

Year ended December 31, 2000:

Allowance for doubtful accounts	$ 3,602	(400)	99	$ 3,301	(A)

Year ended December 31, 1999:

Allowance for doubtful accounts	$ 3,776	(174)	-	$ 3,602	(A)

Year ended December 31, 1998:

Allowance for doubtful accounts	$ 4,804	(1,028)	-	$ 3,776	(A)

Amounts above include current and non-current valuation accounts.

(A)	Includes reserves related to the uncollectibility of notes receivable of $3,301,000, $3,602,000 and $3,776,000 as of December 31, 2000, 1999 and 1998 respectively, reported as a reduction of Other Assets in the Company’s Consolidated Balance Sheets.

EXHIBIT 21
Subsidiaries of the Registrant for the year ended December 31, 2000:

Subsidiary Name	State of Incorporation
Kentucky Criterion Coal Company	Delaware
Pine Branch Mining Inc.	Delaware
WEI - Fort Lupton, Inc.	Delaware
WEI - Rensselaer, Inc.	Delaware
WEI - Roanoke Valley, Inc.	Delaware
Westmoreland Coal Sales Inc.	Delaware
Westmoreland Energy, Inc.	Delaware
Westmoreland Resources, Inc.	Delaware
Westmoreland Terminal Company	Delaware
Westmoreland - Altavista, Inc.	Delaware
Westmoreland - Fort Drum, Inc.	Delaware
Westmoreland - Franklin, Inc.	Delaware
Westmoreland - Hopewell, Inc.	Delaware
Westmoreland Technical Services, Inc.	Delaware
Cleancoal Terminal Co.	Delaware
Criterion Coal Co.	Delaware
Deane Processing Co.	Delaware
Eastern Coal and Coke Co.	Pennsylvania
WCCO-KRC Acquisition Corp.	Delaware
Westmoreland Mining LLC	Delaware
Dakota Westmoreland, Inc.	Delaware

EXHIBIT 23

Consent of Independent Certified Public Accountants

The Board of Directors
Westmoreland Coal Company:

We consent to incorporation by reference in the registration statements (No. 2-90847, No. 33-33620 and No. 333-56904) on Form S-8 of Westmoreland Coal Company of our reports dated February 23, 2001, except as to Notes 2 and 4, which are as of March 23, 2001, relating to the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2000, and the related schedule, which reports appear in the December 31, 2000, Annual Report on Form 10-K of Westmoreland Coal Company.

Our report on the financial statements refers to a change in the method of accounting for start-up costs in 1998.

               KPMG LLP

Denver, Colorado
March 26, 2001

Exhibit 10(d)

WESTMORELAND COAL COMPANY

SUPPLEMENTAL EXECUTIVE
RETIREMENT PLAN

Effective January 1, 1992

     WHEREAS, Westmoreland Coal Company ("Company") initially adopted the Westmoreland Coal Company and Affiliated Companies Plan of Deferred Compensation ("Deferred Compensation Plan") on September 9, 1986, to be effective beginning January 1, 1987; and

     WHEREAS, the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the Internal Revenue Code of 1986, as amended ("Code"), require that limits be set on the maximum benefits which may be paid from and the maximum compensation which may be taken into account under a tax-qualified defined benefit pension plan with respect to a participant of such a plan; and

     WHEREAS, the Westmoreland Coal Company and Affiliated Companies Employees’ Retirement Plan ("Retirement Plan") limits the items of compensation which may be considered in calculating Participants’ retirement benefits; and

     WHEREAS, a Participant’s benefit payable from the Retirement Plan may otherwise be limited due to the Participant’s age at the time he becomes actively employed by the Company; and

     WHEREAS, the Company intends to adopt a supplemental executive retirement plan, to provide retirement benefits that have been limited under the Retirement Plan, solely by reason of the aforementioned restrictions;

     NOW, THEREFORE, effective January 1, 1992, the Company hereby rescinds the Deferred Compensation Plan and adopts in its place, this Westmoreland Coal Company Supplemental Executive Retirement Plan ("Plan") for select executives meeting the eligibility requirements stated herein ("Participants") for the purpose of providing for the payment to each Participant that part of any benefit payable from the Retirement Plan which cannot be paid to the Participant due to the aforementioned restrictions.

TABLE OF
CONTENTS

ARTICLE I

DEFINTIONS

     1.01 "Actuarial Equivalent" means a benefit that is of equivalent current value to the benefit which would otherwise have been provided under the circumstances, determined on the basis of the factors specified in Appendix A of the Retirement Plan.

     1.02 "Affiliated Company" means Westmoreland Coal Sales Company, Westmoreland Resources, Inc., Westmoreland Energy, Inc., Cleancoal Terminal Company, Criterion Coal Company, Eastern Coal & Coke Company and Roda-Dendron Coal Company, and any other affiliated company that adopts this Plan with the approval of the Committee.

     1.03 "Beneficiary" means the Participant’s Spouse, who shall be the recipient of benefits payable under this Plan in the event of such Participant’s death.

     1.04 "Code" means the Internal Revenue Code of 1986, as amended.

     1.05 "Committee" means the Compensation and Benefits Committee of the Board of Directors.

     1.06 "Company" means Westmoreland Coal Company and its Affiliated Companies.

     1.07 "Compensation" means a Participant’s annual pay that is used in determining the Participant’s benefit under the Retirement Plan, and shall include, for purposes of determining a Participant’s benefit under this Plan, the annual bonus actually paid to and received by the Participant, if any. In addition, a Participant’s Compensation shall not be restricted by the limitations imposed by section 401(a)(17) of the Code.

     1.08 "Disability" means a "Total and Permanent Disability" as defined in the Retirement Plan.

     1.09 "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     1.10 "Final Average Compensation" means,for purposes of determining benefits under this Plan, "Average Monthly Compensation"as defined in the Retirement Plan, with the exception that: i) Compensation as it is defined herein shall be used, and ii) the average of the Participant’s five highest annual bonuses included in Compensation under Section 1.07 of this Plan, during the Participant’s final seven years of service prior to the earlier of the Participant’s actual date of retirement or Normal Retirement Date, whichever shall first occur.

     1.11 "Normal Retirement Date" means, for purposes of determining the date a Participant is entitled to begin receiving benefits under this Plan, a Participant’s Normal Retirement Date as determined under the Retirement Plan.

     1.12 "Participant" means any employee of the Company who meets the eligibility requirements of Article II of this Plan.

     1.13"Plan" means the Westmoreland Coal Company Supplemental Executive Retirement Plan as amended from time to time.

     1.14 "Retirement Plan" means the Westmoreland Coal Company and Affiliated Companies Employees’ Retirement Plan as amended from time to time.

     1.15 "Spouse" means a Participant’s surviving husband or wife to whom the Participant was lawfully married at the time of the Participant’s death, and who qualifies as a spouse for purposes of the surviving spouse’s benefit under the Retirement Plan.

     1.16 "Termination of Employment" means any cessation of the Participant’s employment with the Company, for reasons other than the Participant’s retirement, death or Disability.

ARTICLE II

ELIGIBILITY

     2.01 Senior management of the Company designated as "Group A" executives and certain other key individuals who are specifically designated by the Committee shall be eligible to receive a benefit under this Plan. In no event shall an employee who is not entitled to a benefit under the Retirement Plan be eligible for or receive a benefit under this Plan unless otherwise provided by the Committee pursuant to Section 4.02 of this Plan.

     2.02 Notwithstanding anything contained herein to the contrary, the Committee shall have full discretion and authority to resolve any issues that may arise concerning eligibility.

     2.03 The Committee may in its discretion determine that a Participant is no longer eligible to participate in this Plan. Any such Participant who was vested under Article III of this Plan prior to the Committee’s determination of current non-eligibility shall be entitled to a benefit, if any, in accordance with Article IV of this Plan. For purposes of determining a Participant’s benefit under this Section, the gross benefit amount in Section 4.01 (a) of this Plan shall be calculated as of the date the Committee determines the Participant to be ineligible, but the offsetting amount in section 4.01(b) shall be calculated as of the date the Participant actually retires.

ARTICLE III

VESTING

     3.01 In the event of a Participant’s Termination of Employment prior to the earliest date such Participant would be eligible to retire under the Retirement Plan (at age 55 with 10 years of service), the Participant shall not be entitled to any benefits under this Plan and the Company shall have no further obligation hereunder with respect to the Participant or his Beneficiary unless otherwise provided by the Committee pursuant to Section 4.02 of this Plan.

     3.02 Upon attainment of the earliest retirement date under the Retirement Plan, a Participant who is actively employed by the Company shall have a 100% vested interest in all benefits which the Participant is entitled to receive under this Plan.

     3.03 An actively employed Participant who incurs a Disability shall have a 100% vested interest in all benefits which the Participant is entitled to receive under this Plan provided that at the time of the Disability the Participant has been awarded a disability pension benefit under the Retirement Plan.

     3.04 In the event that an actively employed Participant who is not vested under this Plan incurs a Disability, his right to a future benefit under this Plan shall not be forfeited due to such Disability:
(1) Such Participant’s period of Disability shall not be included in determining the Participant’s service for any purpose under this Plan.
(2) Upon return to active employment following a Disability, such Participant shall resume participation in this Plan and shall retain any service credit the Participant earned under this Plan prior to the Disability, subject to the approval of the Committee.
(3) In the event that a Participant who is vested under the Retirement Plan attains Normal Retirement Date during a period of Disability, he shall become vested in the benefits payable to him under this Plan.
(4) In the event such Participant incurs a Termination of Employment or dies during a period of Disability and prior to Normal Retirement Date, the Participant shall forfeit any benefit to which he was entitled under this Plan.

     3.05 Notwithstanding anything contained herein to the contrary, amounts in which a Participant is otherwise vested shall be forfeited to the extent that a Participant engages in activity which the Committee determines to be competitive in nature against the Company, or if the Participant is terminated for gross or willful misconduct which is defined as an act or acts constituting larceny, fraud, gross negligence, crime or crimes, moral turpitude in the course of employment or willful and material misrepresentation to the directors or officers of the Company. If a determination to this effect is made while the Participant is actively employed, the Participant’s benefits shall be voided and may not be reinstated; if this is determined after benefits under this Plan have commenced, all remaining payments shall cease. The Committee shall have full and final discretion to determine whether any activity constitutes competitive activity under this Plan, regardless of the actual or speculative impact, however measured, such activity has or may have upon the Company. For purposes of this Plan, activity which shall not be deemed competitive includes; a) a five percent (5%) or less ownership interest in any other company, b) membership or participation in any board of directors of a charitable organization, or c) any activity which would otherwise be considered competitive under this Plan that occurs two (2) or more years after the earlier of the Participant’s Termination of Employment or commencement of benefits under this Plan.

ARTICLE IV

BENEFIT AMOUNT

     4.01 The benefit which a Participant or his Beneficiary, if any, shall be entitled to receive under this Plan shall be equal the excess, if any, of (a) less (b), where:
(a) is the benefit for normal retirement and disability benefits, as they may apply, that would be payable to the Participant under the Retirement Plan using Compensation and Final Average Compensation as defined in this Plan, without the maximum benefit limitations imposed by Section 415 of the Code, and including additional service credit, if any, pursuant to Section 4.02 of this Plan, and
b) is the actual benefit payable to the Participant under the Retirement Plan.

     4.02 The Committee, in its discretion may credit a Participant with service in addition to that earned under the provisions of the Retirement Plan, to account for periods of service that the Participant earned with prior employers, which shall be taken into account in determining a Participant’s benefit under this Plan. Any crediting of additional service shall be effective only if granted in writing by the Committee or its duly authorized representative. The Committee will reduce the benefit of any Participant or Beneficiary who is granted additional service by an amount equal to the benefits the Participant or Beneficiary is entitled to participant’s prior employers’ retirement plans.

ARTICLE V

FORM AND TIMING OF PAYMENT

     5.01 Benefits under this Plan shall commence and be payable at the same time and in the same form as provided under the section of the Retirement Plan describing payment of benefits.

ARTICLE VI

DEATH OF PARTICIPANT

     6.01 In the event that a married Participant is not eligible (is not age 55 and does not have 10 years of service with the Company) at the time of death to otherwise receive benefits under this Plan, the Beneficiary shall never be eligible to receive a benefit under this Plan.

     6.02 The amount of benefit to which the Beneficiary is entitled shall be determined in accordance with the supplemental retirement benefit calculation procedure provided in Article IV of this Plan. The calculation of a Beneficiary’s benefit pursuant to this Section 6.02 shall take into account any Actuarial Equivalent reductions under the Retirement Plan that may be applicable.

     6.03 A Participant’s Spouse shall be the only Beneficiary entitled to a benefit under this Plan due to the death of the Participant. Upon the death of the Spouse all benefit payments under this Plan shall cease

ARTICLE VII

FUNDING

     7.01 All benefits payable under this Plan are derived solely from the general assets of the Company and shall remain at all times, subject to the claims of the creditors of the Company. The Committee, in its discretion may set up reserves on its books and records for the provision of benefits hereunder and may segregate assets for such purposes. However, such actions shall in no way be construed to constitute the establishment of a trust or the creation of a preference in favor of Participants or their Beneficiaries.

     7.02 The provisions of Section 7.01 notwithstanding, the Committee reserves the right to establish a trust or trusts, as the case may be, purchase annuities or take such other action, specifically for the purpose of providing funds for, or securing benefits payable under this Plan.

ARTICLE VIII

GENERAL PROVISIONS

The rights and obligations of the parties under this Plan are subject to the following terms and conditions:

     8.01 No benefit or payment under this Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge, whether voluntary or involuntary, nor shall this Plan be in any way liable for or subject to the debts, contracts, liabilities, engagements or torts of any person entitled to such benefit or payment, except to such extent as may be required law and/or pursuant to the terms of a domestic relations order, which for purposes of this Plan shall be recognized in accordance with the terms and conditions of the Retirement Plan regarding qualified domestic relations orders.

     8.02 The establishment of this Plan or participation in it shall not be construed to confer upon the Participant the legal right to be retained in the employ of the Company, or give the Participant or Beneficiary, or any other person, any right to any payment whatsoever, except to the extent of the benefits provided for under this Plan. The Participant shall remain subject to discharge to the same extent as if this Plan had never been adopted.

     8.03 If a court of competent jurisdiction determines that the Participant or any other person entitled to benefits under this Plan is incompetent by reason of physical or mental disability, the Committee shall have the power to cause the payments becoming due to such Participant or other person to be made to a court appointed guardian without any responsibility to see to the application of such payments. Any payment made pursuant to such power shall, as to the amount of such payment, operate as a complete discharge of the Company, of its obligations under this Plan.

     8.04 If at any time any doubt exists as to the identity of any person entitled to any payment under this Plan or the amount or time of such payment, the Committee shall be entitled to hold such sum as a segregated amount in trust until such identity, amount or time is determined or until an order of a court of competent jurisdiction is obtained. The Committee shall also be entitled to pay such sum into court in accordance with the appropriate rules of law.

     8.05 The benefits of the Participant or any other person entitled to benefits under this Plan shall be in addition to any benefits paid or payable to, or on account of the Participant or such other person under any other pension, disability, equity, annuity or pension plan or policy whatsoever. Nothing herein contained shall in any manner modify, impair or affect any existing or future rights of the Participant to receive any employee benefits to which he would otherwise be entitled or to participate in any current or future retirement plan of the Company, or any other supplemental arrangement which constitutes a part of the Company’s regular compensation structure.

     8.06 The books and records to be maintained for the purpose of this Plan shall be maintained by the Company at its expense and shall be subject to the supervision and control of the Committee. All expenses of administering this Plan shall be paid by the Company either from funds set aside or earmarked under the Plan or from other funds.

     8.07 No liability shall attach to or be incurred by any officer or director of the Company under or by reason of the terms, conditions and provisions contained in this Plan, or for the acts or decisions taken or made thereunder or in connection therewith. As a condition precedent to the establishment of this Plan or the receipt of benefits thereunder, or both, such liability, if any, is expressly waived and released by the Participant and by any and all persons claiming under or through the Participant or any other person. Such waiver and release shall be conclusively evidenced by any act of participation in or the acceptance of benefits under this Plan.

     8.08 All questions of interpretation, construction, application or right of any Participant and/or any other person entitled to benefits under this Plan, arising under the Plan shall be decided in good faith by the Committee, whose decisions shall be final and conclusive upon all persons.

     8.09 Any notices required or permitted to be given under this Plan shall be sufficient if in writing and if sent by registered or certified mail to the Participant at his last-known address as shown on the Company’s records, or to the Company at its principal office, as the case may be. If the Participant is an active employee, notice shall be sufficient if sent by interoffice mail.

     8.10 This Plan shall be governed by and construed and administered under the laws of the Commonwealth of Pennsylvania except to the extent superseded by ERISA.

     8.11 This Plan shall be binding upon the Company, its successors and assigns. In the event of a merger, consolidation, or reorganization involving the Company, this Plan shall continue in force and become an obligation of the Company’s successors. 8.12 If any provision of this Plan is held invalid or unenforceable, its invalidity or unenforceability shall not affect any other provisions of the Plan, and the Plan shall be construed and enforced as if such provision had not been included therein.

     8.13 The Article headings contained herein are provided as a matter of convenience and for reference and in no way define, limit, enlarge or describe the scope or intent of the Plan nor in any way shall they affect the Plan or the construction of any provision thereof.

     8.14 The Company reserves the right to modify, alter or amend the Plan from time to time to any extent that it may deem advisable, and shall have the power to terminate the Plan at any time. No such modification, alteration, amendment or termination shall have the effect of eliminating or reducing a Participant’s benefit under the Plan as of the effective date of such modification, alteration, amendment or termination.

     8.15 Any claim of entitlement to rights or benefits under this Plan shall be resolved in accordance with the claims procedure in the Retirement Plan. The Committee shall have full and final discretion to interpret the provisions of this Plan.

     8.16 Any action on matters within the discretion of the Committee shall be conclusive, final, and binding upon all Participants in this Plan and upon all persons claiming any rights under this Plan, including Beneficiaries.

     8.17 Whenever any words are used herein in the masculine gender, they will be construed as though they were also used in the feminine gender in all cases where that gender would apply, and vice versa. Whenever any words are used herein in the singular form, they will be construed as though they were also used in the plural form in all cases where the plural form would apply and vice versa.

     8.18 In the event an ambiguity arises between the terms of this Plan as set forth herein and any communication, statement, or inference of any kind, whether or not in writing, made by any person, the terms of this Plan shall control.

     8.19 The Committee may delegate any of its duties it deems appropriate or necessary to insure the proper operation and administration of this Plan. Any delegation of duties shall be in writing and delivered to the individuals or organizations responsible to carry out the duties so delegated. Notwithstanding the foregoing, the Committee may not delegate any of its duties related to (i) any claim of entitlement to rights or benefits under this Plan, and (ii) eligibility for participation in this Plan. TO RECORD the adoption of this Plan, effective January 1, 1992, the Company has caused this instrument to be executed on this 3rd day of December , 1991.

ATTEST:	WESTMORELAND COAL COMPANY

By
(CORPORATE SEAL)	President & Chief Executive Officer

Exhibit 10(i)

WESTMORELAND COAL COMPANY
1996 DIRECTORS’ STOCK INCENTIVE PLAN

     1. Purpose of the Plan.

     The purpose of the 1996 Directors’ Stock Incentive Plan of Westmoreland Coal Company is to provide incentives that will attract and retain highly competent persons as directors of the Company by providing them with opportunities to acquire a proprietary interest in the Company by the grant to such persons of nonqualified Stock Options which may result in their ownership of Common Stock of the Company.

      2. Definitions.

     (a) "Act" means the Securities Act of 1933, as amended.

     (b) "Administrator" shall mean the Board or, if and to the extent the Board delegates any of its authority hereunder in accordance with Section 4(b) hereof, the Committee.

     (c) "Board" means the Board of Directors of the Company.

     (d) "Committee" means a committee appointed by the Board to administer the Plan pursuant to Section 4(b) hereof.

     (e) "Common Stock" means the common stock, $2.50 par value, of the Company.

     (f) "Company" means Westmoreland Coal Company.

     (g) "Date of Grant" means the date determined as set forth in Section 6 hereof.

     (h) "Director" means a member of the Board.

     (i) "Disability" means any medically determinable physical or mental impairment of a Participant, as determined by the Administrator, in its complete and sole discretion, which is expected to last for a period of at least 180 days, as a result of which such Participant is unable to engage in any substantial gainful activity. All determinations as to a Participant’s disabled status or the date and extent of any disability shall be made by the Administrator upon the basis of such information as it deems necessary or desirable.

     (j) "Eligible Participant" means a Director.

     (k) "Exchange Act" means the Securities Act of 1934, as amended.

     (l) "Fair Market Value" on a given date means (i) the mean between the highest and lowest reported sales prices for the Common Stock on that date (or, if there were no such sales on that date, on the next most recent date on which there were such sales) as reported by the American Stock Exchange (or, if the Common Stock is not then listed on the American Stock Exchange, such other national securities exchange on which the Common Stock is then listed), (ii) if the Common Stock is not then listed on a national securities exchange, the mean between the closing bid and asked price quotations for the Common Stock on that date (or if none on that date, on the next most recent date) as reported by the NASDAQ National Market or any successor thereto, or (iii) if the Common Stock is not then listed on a national securities exchange or The NASDAQ National Market, the mean between the closing bid and asked price quotations for the Common Stock on that date (or if none on that date, on the next most recent date) as reported by the National Association of Securities Dealers Automatic Quotation System or any successor thereto.

     (m) "Normal Board Retirement" means, in conjunction with termination of a Participant’s services as a member of the Board for any reason other than death or Disability, the determination of the Administrator that such termination constitutes Normal Board Retirement. In the absence of such a determination, termination of a Participant’s services as a member of the Board shall be deemed to be for reasons other than Normal Board Retirement.

     (n) "Option" or "Stock Option" means a stock option that does not qualify as an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

     (o) "Option Agreement" means an option agreement signed by the Company and the Participant in such form and including such terms and conditions not inconsistent with the Plan as the Administrator may in its discretion from time to time determine.

     (p) "Participant" means any Eligible Participant who receives Options pursuant to Section 6 hereof.

     (q) "Plan" means the 1996 Directors’ Stock Incentive Plan as set forth herein, and as it may be amended from time to time.

     3. Shares of Common Stock Subject to the Plan.

     (a) Subject to the provisions of Section 3(c) and Section 8 of the Plan, the aggregate number of shares of Common Stock that may be issued or transferred or exercised pursuant to Options granted under the Plan will not exceed 350,000.

     (b) The shares to be delivered under the Plan will be made available, at the discretion of the Administrator, either from authorized but unissued shares of Common Stock, or from previously issued shares of Common Stock reacquired by the Company, including shares purchased on the open market.

     (c) Shares of Common Stock subject to an unexercised portion of any Stock Option granted under the Plan which expires or terminates or is canceled will again become available for the grant of further Options hereunder.

     4. Administration of the Plan.

     (a) The Plan shall, to the extent possible, be self-effectuating. The Board is authorized and empowered to administer the Plan, which administration shall include (but is not limited to) authority to (i) determine the form of the Option Agreement, which need not be identical for each Participant; (ii) correct any defect, supply any omission or reconcile any inconsistency in the Plan, and construe and interpret the Plan, any award, rules and regulations, Option Agreement or other instrument thereunder; (iii) prescribe, amend and rescind rules and regulations relating to the Plan; (iv) further define the terms used in the Plan; (v) determine the rights and obligations of Participants under the Plan; and (vi) make all other decisions and determinations required under the Plan or as it may deem necessary or advisable for the administration of the Plan. Each Option granted under the Plan shall be evidenced by an Option Agreement.

     (b) The Board of Directors may, in its discretion, delegate any or all of its authority under the Plan to a committee (the "Committee”) consisting of three or more directors of the Company, except the Board may not delegate the powers set forth in Section 8, 10(a), or 11 hereof or powers which, under applicable law, are nondelegable.

     (c) No member of the Board or any Committee that participates in the administration of the Plan will be liable for any action or determination made in good faith by the Board or any such Committee with respect to the Plan or any Option under it, including, without limitation, adjustments pursuant to Section 8. In making determinations or taking action under the Plan, the Board or any such Committee may obtain and may rely upon the advice of independent counsel and accountants and other advisors to the Company. No member of the Board or any such Committee, nor an officer of the Company shall be liable for any such action or determination taken or made in good faith with respect the Plan or any Option granted hereunder.

     5. Participation.

     Options shall be granted to each Director exclusively in accordance with the provisions set forth in Section 6 hereof.

     6. Option Grants.

     (a) In order to give effect to the original intent of the Company as expressed in the Company’s Proxy Statement dated April 26, 1996 (the "1996 Proxy Statement”) and as approved by the Company’s stockholders on June 12, 1996 to issue certain Stock Options to Directors, there shall be granted automatically (without any action by the Administrator) certain Stock Options as described in this paragraph (a). The 1996 Proxy Statement contemplated that each person who was or became a Director in 1996, 1997 and/or 1998 would receive Stock Options to purchase 20,000 shares of Common Stock on June 13, 1996 or such later date as such person first became a Director, and would receive Stock Options to purchase 10,000 shares of Common Stock on an annual basis thereafter beginning in 1997. Accordingly, the following options shall be granted on the business day following adoption of the Plan by the Board, the Date of Grant of such Stock Options shall be such business day, the Exercise Price of such Stock Options shall be the Fair Market Value of the Common Stock on such business day, and such Stock Options shall have the following terms notwithstanding anything in this Plan to the contrary:

Directors Receiving Stock Options	No.	Exercisability	Expiration
	Share	*	**
	$

Pemberton Hutchinson, William Klaus, Thomas	20,000	6/13/97	6/13/06
Ostrander, James Sight, Edwin Tuttle and	10,000	5/7/98	5/7/07
Christopher Seglem	10,000	5/6/99	5/6/08
	10,000	6/8/00	6/8/09

Robert Killen	20,000	9/12/97	9/12/06
	10,000	5/7/98	5/7/07
	10,000	5/6/99	5/6/08
	10,000	6/8/00	6/8/09

*25% on specified date and an additional 25% each year thereafter.
**Unless expiration is accelerated pursuant to the terms of this Plan.

     (b) Whenever any person shall first become a Director, there shall be granted automatically (without any action by the Administrator) a Stock Option (the Date of Grant of which shall be the date such person shall have become a Director) to such person to purchase 20,000 shares of Common Stock (subject to adjustment pursuant to Section 8 hereof).

     (c) At the close of business on the first business day after the day on which the annual meeting of shareholders in 2000 is finally adjourned following the election of Directors, or a special meeting in lieu thereof, and each annual meeting or special meeting in lieu thereof in subsequent years thereafter during the term of the Plan, there shall be granted automatically (without any action by the Administrator) a Stock Option (the Date of Grant of which shall be the first business day after the day on which such meeting is finally adjourned following the election of Directors) to each Director then in office to purchase 10,000 shares of Common Stock (subject to adjustment pursuant to Section 8 hereof), unless a Director has been elected or appointed to the Board of Directors for the first time at such meeting and is therefore eligible for options representing 20,000 shares as provided in this Section 6.

     (d) If in any year no annual meeting of shareholders or special meeting in lieu thereof at which Directors are elected shall be held, the Stock Options to be automatically granted hereunder shall be granted, and the Date of Grant of such Stock Options shall be the business day following the date provided for the annual meeting of shareholders in the Company’s Bylaws.

     (e) Notwithstanding the provisions of paragraph (a) and (b) above, no Director shall receive more than one grant under this Section 6 in any calendar year other than the calendar year in which this Plan is adopted by the Board.

     7. Terms and Conditions of Stock Options

     (a) Purchase Price. The purchase price of Common Stock under each Stock Option granted under Section 6 will be equal to the Fair Market Value of the Common Stock on the Date of Grant.

     (b) Exercise Period. Stock Options may be exercised from time to time in accordance with the terms of this Plan. Except as provided in Section 6(a), no Stock Option granted pursuant to Section 6 hereof shall be exercised prior to the first anniversary of its Date of Grant. No option granted hereunder shall be exercised after ten years from its Date of Grant.

     (c) Payment of Purchase Price. Upon the exercise of a Stock Option, the purchase price will be payable in full in cash or its equivalent acceptable to the Company. The purchase price may be paid by the assignment and delivery to the Company of shares of Common Stock or a combination of cash and such shares equal in value to the exercise price. Any shares so assigned and delivered to the Company in payment or partial payment of the purchase price must have been held by the Participant for at least six months prior to the exercise date and will be valued at their Fair Market Value on the exercise date.

     (d) No Fractional Shares. No fractional shares will be issued pursuant to the exercise of a Stock Option nor will any cash payments be made in lieu of fractional shares.

     (e) Exercisability. Except as provided in the Option Agreement for any Option granted hereunder, in Section 6(a) hereof, or in subsection (f) or (g) of this Section 7, a Participant may not exercise any Option until the first anniversary of the Date of Grant of such Option. From that anniversary date until the second anniversary of the Date of Grant, a Participant may purchase by exercise of such Option an aggregate of not more than 25% of the total number of shares subject to such Option. An aggregate of 50 percent of the total number of shares subject to such Option may be purchased at any time on or after the second anniversary of the Date of Grant of an option granted under Section 6 hereof, and an aggregate of 75 percent of the total number of shares subject to such Option may be purchased at any time on or after the third anniversary of the date of grant of an Option granted under Section 6 hereof. At any time on or after the fourth anniversary of such Date of Grant with respect to Options granted under Section 6 hereof or until such Option expires or terminates, a Participant may purchase all or any part of the shares that he theretofore failed to purchase under such Option Agreement.

     (f) Termination of Directorship. If a Participant’s services as a member of the Board terminate by reason of Normal Board Retirement, an Option granted hereunder held by such Participant shall become exercisable according to the same schedule that would have applied as if the Participant had continued to serve as a member of the Board. If a Participant’s services as a member of the Board terminate by reason of death or disability, an Option granted hereunder held by such Participant shall be automatically accelerated with respect to its exercisability and shall become immediately exercisable in full for the remaining number of shares of Common Stock subject to such Option for three years after the date of such termination or until the expiration of the stated term of such Option, whichever period is shorter, and thereafter such Option shall terminate; provided, however, that if a Participant dies or suffers a Disability during the three-year period after Normal Board Retirement such Option shall remain exercisable in full for a period of three years after the date of such death or Disability or until the expiration of the stated term of such Option, whichever period is shorter, and thereafter such Option shall terminate. If a Participant’s services as a member of the Board terminate for any other reason, any portion of an Option granted hereunder held by such Participant which is not then exercisable shall terminate and any portion of such Option which is then exercisable may be exercised for three months after the date of such termination or until the expiration of the stated term of such Option, whichever period is shorter, and thereafter such option shall terminate; provided, however, that if a participant dies or suffers a Disability during such three-month period, such Option may be exercised for a period of one year after the date of such Participant’s death or Disability or until the expiration of the stated term of such Option, whichever period is shorter, in accordance with its terms, but only to the extent exercisable on the date of the Participant’s death or Disability; and provided further, however, that in the event a Participant’s services as a member of the Board terminate for any such other reason within one year after a Change in Control, such Option shall remain exercisable until the expiration of its stated term.

     (g) Change in Control. Notwithstanding any other provisions of the Plan, upon any Change in Control (as hereinafter defined in this Section 7) the unexercised portion of a Stock Option granted hereunder shall be automatically accelerated with respect to its exercisability and shall become immediately exercisable in full during the remainder of its term without regard to any limitations of time or amount otherwise contained in the Plan. Such acceleration shall not be affected by any termination of a Participant’s services as a member of the Board. The term "Change in Control" shall mean:

        (i) any person (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Exchange Act) becomes the beneficial owner (as such term is used in Section 13(d)(1) of the Exchange Act) directly or indirectly of securities representing at least 25% of the combined voting power of the then outstanding securities of the Company; or

        (ii) during any period of thirty-six (36) consecutive months (whether commencing before or after the effective date of this Plan), individuals who at the beginning of such period constituted the Board cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period; or

        (iii) the approval by the stockholders of the Company of any plan or proposal for the Company to be Acquired (as defined below) or for the liquidation or dissolution of the Company.

For purposes of this Section 7, the Company shall be considered to be "Acquired" only if the owners of its voting securities immediately prior to the effective date of any transaction referred to in Section 8(b) below will not own immediately thereafter, as a result of having owned such voting securities, securities representing a majority of the combined voting power of the then outstanding securities of the Company or the entity that then owns, directly or indirectly, the Company or all or substantially all its assets.

     8. Adjustment Provisions.

     (a) Subject to Section 8(b), if the outstanding shares of Common Stock of the Company are increased, decreased or exchanged for a different number or kind of shares or other securities, or if additional shares or new or different shares or other securities are distributed with respect to such shares of Common Stock or other securities, through merger, consolidation, sale of all or substantially all the property of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other distribution with respect to such shares of Common Stock or other securities, an appropriate and proportionate adjustment shall be made in (i) the maximum number and kind of shares or other securities provided in Section 3(a), (ii) the number and kind of shares or other securities subject to then-outstanding Stock Options without change in the aggregate purchase price or value as to which such Stock Options remain exercisable and without change in the aggregate purchase price or value as to which such Stock Options remain exercisable and (iii) the number, kind and price of shares or other securities to be granted pursuant to Section 6 hereof.

     (b) Notwithstanding the provisions of Section 8(a) and subject to the provisions of Section 7(g) hereof, upon dissolution or liquidation of the Company or upon a reorganization, merger or consolidation of the Company with one or more corporations as a result of which the Company is not the surviving corporation or as a result of which the outstanding Common Stock is converted into or exchanged for cash or securities of another issuer or both, or upon the sale of all or substantially all the assets of the Company, all restrictions applicable to exercise of outstanding Stock Options shall continue in full force and effect and provision shall be made in connection with such transaction for the continuance of the Plan and the assumption of the outstanding Stock Options by, or the substitution for such Stock Options of new options covering the stock of, the successor corporation, a parent or subsidiary thereof or the Company, with appropriate and proportional adjustment in (i) the number and kind of share or other securities or cash or other property subject to such Stock Options and (ii) the price for each share or other unit of any other securities or cash or other property subject to such Stock Options without change in the aggregate purchase price or value as to which such Stock Options remain exercisable; provided, however, that if no public market exists for the Common Stock or the other securities or property which would be subject to such Stock Options after consummation of such transaction, such Stock Options shall be converted into the right to receive, upon exercise thereof, an amount of each equal to the amount determined by the Administrator to be the fair market value on the effective date of such transaction of the stock, other securities, cash and other property that a share of Common Stock is entitled to receive, or into which it is converted, pursuant to such transaction.

     (c) Adjustments under Sections 8(a) and 8(b) will be made by the Administrator, whose determination as to what adjustments will be made and the extent thereof will be final, binding and conclusive in the absence of manifest error or arbitrary action. No fractional interest will be issued under the Plan on account of any such adjustments.

     9. General Provisions.

     (a) The grant of any Stock Option under the Plan may also be subject to such other provisions (whether or not applicable to the Stock Option awarded to any other Participant) as the Administrator determines appropriate including, without limitation, provisions to assist the Participant in financing the purchase of Common Stock through the exercise of Stock Options, provisions for the forfeiture of or restrictions on resale or other disposition of shares acquired under any form of benefit, provisions giving the Company the right to repurchase shares acquired under any form of benefit in the event the Participant elects to dispose of such shares, provisions to comply with Federal and state securities laws and Federal and state income tax withholding requirements and to such approvals by any regulatory or governmental agency which may be necessary or advisable in connection therewith.

     In connection with the administration of the Plan or the grant of any Award, the Administrator may impose such further limitations or conditions as in its opinion may be required or advisable to satisfy, or secure the benefits of, applicable regulatory requirements (including those rules promulgated under Section 16 of the Exchange Act or those rules that facilitate exemption from or compliance with the Act or the Exchange Act), the requirements of any stock exchange upon which such shares or shares of the same class are then listed, and any blue sky or other securities laws applicable to such shares.

     (b) No person shall be entitled to the privileges of stock ownership in respect of shares of stock which are subject to Options hereunder until such person shall have become the holder of record of such shares.

     (c) No fewer than fifty shares may be purchased at one time pursuant to any Stock Option unless the number purchased is the total number at the time available for purchase under the Stock Option.

     (d) Options shall not be transferable by the Participants other than by will or the laws of descent and distribution, and during the lifetime of a Participant shall be exercisable only by such Participant, his guardian or legal representative, except that to the extent permitted by applicable law, the Administrator may permit a Participant to designate in writing during his lifetime a beneficiary to receive and exercise Options in the event of such Participant’s death. Following the death of a Participant, Options held by such Participant shall be exercisable, in accordance with their terms, by such designated beneficiary or, if no such beneficiary has been designated, by the Participant’s estate or by the person or persons who acquire the right to exercise it by bequest or inheritance. Any attempt to transfer, assign, pledge, hypothecate or otherwise dispose of, or to subject to execution, attachment or similar process, an Option granted hereunder, contrary to the provisions hereof, shall be void and ineffective, shall give no rights to the purported transferee, and shall at the sole discretion of the Administrator result in forfeiture of such Option with respect to the shares involved in such attempts.

     (e) The Plan and all Stock Options granted under the Plan and the documents evidencing Stock Options shall be governed by, and construed in accordance with, the laws of the State of Delaware.

     10. Amendment and Termination.

     (a) The Board will have the power, in its discretion, to amend, suspend or terminate the Plan at any time. No such amendment will, without approval of the stockholders of the Company, except as provided in Section 8 of the Plan:

        (i) Change the class of persons eligible to receive Stock Options under the Plan;

        (ii) Increase the number of shares of Common Stock subject to the Plan; or

        (iii) Materially increase the benefits accruing to participants under the Plan.

     (b) No amendment, suspension or termination of the Plan will, without the consent of the Participant, alter, terminate, impair or adversely affect any right or obligation under any Stock Option previously granted under the Plan.

     11. Effective Date of Plan and Duration of Plan.

     This Plan will become effective upon its adoption by the Board. Unless previously terminated, this Plan will terminate on June 12, 2006, but such termination shall not affect any Stock Option previously made or granted.

     12. Severability.

     If any provision of this Plan is invalid or unenforceable in any jurisdiction, then, to the fullest extent permitted by law, (i) the other provisions of this Plan shall remain in full force and effect in such jurisdiction and shall be liberally construed in favor of the Participant or Participants in order to carry out the intent of the Plan as nearly as may be possible; and (ii) the invalidity or unenforceability of any provision of this Plan in any jurisdiction shall not affect the validity or enforceability of such provisions in any other jurisdiction.

Exhibit 10(j)

WESTMORELAND COAL COMPANY
2000 NONEMPLOYEE DIRECTORS’ STOCK INCENTIVE PLAN

      1. Purpose of the Plan.

     The purpose of the 2000 Nonemployee Directors’ Stock Incentive Plan of Westmoreland Coal Company is to provide incentives that will attract and retain highly competent persons as directors of the Company by providing them with opportunities to acquire a proprietary interest in the Company by the grant to such persons of nonqualified Options which may result in their ownership of Common Stock of the Company.

     2. Definitions.

     (a) "Act" means the Securities Act of 1933, as amended.

     (b) "Administrator" shall mean the Board or, if and to the extent the Board delegates any of its authority hereunder in accordance with Section 4(b) hereof, the Committee.

     (c) "Board" means the Board of Directors of the Company.

     (d) "Committee" means a committee appointed by the Board to administer the Plan pursuant to Section 4(b) hereof.

     (e) "Common Stock" means the common stock, $2.50 par value, of the Company.

     (f) "Company" means Westmoreland Coal Company.

     (g) "Date of Grant" means the date determined as set forth in Section 6 hereof.

     (h) "Director" means a member of the Board.

     (i) "Disability" means any medically determinable physical or mental impairment of a Participant, as determined by the Administrator, in its complete and sole discretion, which is expected to last for a period of at least 180 days, as a result of which such Participant is unable to engage in any substantial gainful activity. All determinations as to a Participant’s disabled status or the date and extent of any disability shall be made by the Administrator upon the basis of such information as it deems necessary or desirable.

     (j) "Eligible Participant" means a Director who is not an employee of the Company or any of the Company’s subsidiaries (as defined in section 424(f) of the Internal Revenue Code of 1986, as amended).

     (k) "Exchange Act" means the Securities Act of 1934, as amended.

     (l) "Fair Market Value" on a given date means (i) the mean between the highest and lowest reported sales prices for the Common Stock on that date (or, if there were no such sales on that date, on the next most recent date on which there were such sales) as reported by the American Stock Exchange (or, if the Common Stock is not then listed on the American Stock Exchange, such other national securities exchange on which the Common Stock is then listed), (ii) if the Common Stock is not then listed on a national securities exchange, the mean between the closing bid and asked price quotations for the Common Stock on that date (or if none on that date, on the next most recent date) as reported by the NASDAQ National Market or any successor thereto, or (iii) if the Common Stock is not then listed on a national securities exchange or The NASDAQ National Market, the mean between the closing bid and asked price quotations for the Common Stock on that date (or if none on that date, on the next most recent date) as reported by the National Association of Securities Dealers Automatic Quotation System or any successor thereto.

     (m) "Normal Board Retirement" means, in conjunction with termination of a Participant’s services as a member of the Board for any reason other than death or Disability, the determination of the Administrator that such termination constitutes Normal Board Retirement. In the absence of such a determination, termination of a Participant’s services as a member of the Board shall be deemed to be for reasons other than Normal Board Retirement.

     (n) "Option" means a stock option granted hereunder that does not qualify as an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

     (o) "Option Agreement" means an option agreement signed by the Company and the Participant in such form and including such terms and conditions not inconsistent with the Plan as the Administrator may in its discretion from time to time determine.

     (p) "Participant" means any Eligible Participant who receives Options pursuant to Section 6 hereof.

     (q) "Plan" means the 2000 Nonemployee Directors’ Stock Incentive Plan as set forth herein, and as it may be amended from time to time.

     3. Shares of Common Stock Subject to the Plan.

     (a) Subject to the provisions of Section 3(c) and Section 8 of the Plan, the aggregate number of shares of Common Stock that may be issued or transferred or exercised pursuant to Options granted under the Plan will not exceed 350,000.

     (b) The shares to be delivered under the Plan will be made available, at the discretion of the Administrator, either from authorized but unissued shares of Common Stock, or from previously issued shares of Common Stock reacquired by the Company, including shares purchased on the open market.

     (c) Shares of Common Stock subject to an unexercised portion of any Option granted under the Plan which expires or terminates or is canceled will again become available for the grant of further Options hereunder.

     4. Administration of the Plan.

     (a) The Plan shall, to the extent possible, be self-effectuating. The Board is authorized and empowered to administer the Plan, which administration shall include (but is not limited to) authority to (i) determine the form of the Option Agreement, which need not be identical for each Participant; (ii) correct any defect, supply any omission or reconcile any inconsistency in the Plan, and construe and interpret the Plan, any award, rules and regulations, Option Agreement or other instrument thereunder; (iii) prescribe, amend and rescind rules and regulations relating to the Plan; (iv) further define the terms used in the Plan; (v) determine the rights and obligations of Participants under the Plan; and (vi) make all other decisions and determinations required under the Plan or as it may deem necessary or advisable for the administration of the Plan. Each Option granted under the Plan shall be evidenced by an Option Agreement.

     (b) The Board of Directors may, in its discretion, delegate any or all of its authority under the Plan to a committee (the "Committee”) consisting of three or more Directors of the Company, except the Board may not delegate the powers set forth in Section 8, 10(a), or 11 hereof or powers which, under applicable law, are nondelegable.

     (c) No member of the Board or any Committee that participates in the administration of the Plan will be liable for any action or determination made in good faith by the Board or any such Committee with respect to the Plan or any Option under it, including, without limitation, adjustments pursuant to Section 8. In making determinations or taking action under the Plan, the Board or any such Committee may obtain and may rely upon the advice of independent counsel and accountants and other advisors to the Company. No member of the Board or any such Committee, nor an officer of the Company shall be liable for any such action or determination taken or made in good faith with respect the Plan or any Option.

     5. Participation.

     Options shall be granted to each Eligible Participant exclusively in accordance with the provisions set forth in Section 6 hereof.

     6. Option Grants.

     (a) Whenever any person shall first become an Eligible Participant, there shall be granted automatically (without any action by the Administrator) an Option (the Date of Grant of which shall be first business day after the date such person shall have become an Eligible Participant) to such person to purchase 20,000 shares of Common Stock (subject to adjustment pursuant to Section 8 hereof).

     (b) At the close of business on the first business day after the day on which the annual meeting of shareholders in 2000 is finally adjourned following the election of Directors, or a special meeting in lieu thereof, and each annual meeting or special meeting in lieu thereof in subsequent years thereafter during the term of the Plan, there shall be granted automatically (without any action by the Administrator) an Option (the Date of Grant of which shall be the first business day after the day on which such meeting is finally adjourned following the election of Directors) to each Eligible Participant then in office to purchase 10,000 shares of Common Stock (subject to adjustment pursuant to Section 8 hereof), unless a Eligible Participant has been elected or appointed to the Board of Directors for the first time at such meeting and is therefore eligible for options representing 20,000 shares as provided in this Section 6.

     (c) If in any year no annual meeting of shareholders or special meeting in lieu thereof at which Eligible Participants are elected shall be held, the Options to be automatically granted hereunder shall be granted, and the Date of Grant of such Options shall be the business day following the date provided for the annual meeting of shareholders in the Company’s Bylaws.

     (e) Notwithstanding the provisions of paragraph (a) and (b) above, no Eligible Participant shall receive more than one grant under this Section 6 in any calendar year.

     7. Terms and Conditions of Options

     (a) Purchase Price. The purchase price of Common Stock under each Option granted under Section 6 will be equal to the Fair Market Value of the Common Stock on the Date of Grant.

     (b) Exercise Period. Options may be exercised from time to time in accordance with the terms of this Plan. Except as provided in Section 6(a), no Option granted pursuant to Section 6 hereof shall be exercised prior to the first anniversary of its Date of Grant. No option granted hereunder shall be exercised after ten years from its Date of Grant.

     (c) Payment of Purchase Price. Upon the exercise of an Option, the purchase price will be payable in full in cash or its equivalent acceptable to the Company. The purchase price may be paid by the assignment and delivery to the Company of shares of Common Stock or a combination of cash and such shares equal in value to the exercise price. Any shares so assigned and delivered to the Company in payment or partial payment of the purchase price must have been held by the Participant for at least six months prior to the exercise date and will be valued at their Fair Market Value on the exercise date.

     (d) No Fractional Shares. No fractional shares will be issued pursuant to the exercise of an Option nor will any cash payments be made in lieu of fractional shares.

     (e) Exercisability. Except as provided in the Option Agreement for any Option, or in subsection (f) or (g) of this Section 7, a Participant may not exercise any Option until the first anniversary of the Date of Grant of such Option. From that anniversary date until the second anniversary of the Date of Grant, a Participant may purchase by exercise of such Option an aggregate of not more than 25% of the total number of shares subject to such Option. An aggregate of 50 percent of the total number of shares subject to such Option may be purchased at any time on or after the second anniversary of the Date of Grant of an option granted under Section 6 hereof, and an aggregate of 75 percent of the total number of shares subject to such Option may be purchased at any time on or after the third anniversary of the date of grant of an Option granted under Section 6 hereof. At any time on or after the fourth anniversary of such Date of Grant with respect to Options granted under Section 6 hereof or until such Option expires or terminates, a Participant may purchase all or any part of the shares that he theretofore failed to purchase under such Option Agreement.

     (f) Termination of Directorship. If a Participant’s services as a member of the Board terminate by reason of Normal Board Retirement, an Option granted hereunder held by such Participant shall become exercisable according to the same schedule that would have applied as if the Participant had continued to serve as a member of the Board; provided, however, that if a Participant dies or suffers a Disability during the three-year period after Normal Board Retirement, or if a Participant’s services as a member of the Board terminate by reason of death or Disability, an Option granted hereunder held by such Participant shall become immediately exercisable in full as of the date of such death or Disability for the remaining number of shares of Common Stock subject to such Option. Any Option granted hereunder held by a Participant on the date of any such death or Disability shall be exercisable for three years after the date of such death or Disability or until the expiration of the stated term of such Option, whichever period is shorter, and thereafter such Option shall terminate. If a Participant’s services as a member of the Board terminate by reason of a failure to be reelected by shareholders, after standing for reelection by shareholders, any Option granted hereunder held by such Participant which would have vested in the calendar year of such termination shall become immediately exercisable in full for the remaining number of shares of Common Stock subject to such Option and shall remain exercisable for the stated term thereof. If a Participant’s services as a member of the Board terminate for reason other than Normal Board Retirement, death, Disability or failure to be reelected by shareholders after standing for reelection, any Option granted hereunder held by such Participant which is not then exercisable shall terminate and any such Option which is then exercisable may be exercised for three months after the date of such termination or until the expiration of the stated term of such Option, whichever period is shorter, and thereafter such Option shall terminate; provided, however, that if a participant dies or suffers a Disability during such three-month period, such Option may be exercised for a period of one year after the date of such Participant’s death or Disability or until the expiration of the stated term of such Option, whichever period is shorter, in accordance with its terms, but only to the extent exercisable on the date of the Participant’s death or Disability; and provided further, however, that in the event a Participant’s services as a member of the Board terminate for any such other reason within one year after a Change in Control, such Option shall remain exercisable until the expiration of its stated term.

     (g) Change in Control. Notwithstanding any other provisions of the Plan, upon any Change in Control (as hereinafter defined in this Section 7) the unexercised portion of an Option shall be automatically accelerated with respect to its exercisability and shall become immediately exercisable in full during the remainder of its term without regard to any limitations of time or amount otherwise contained in the Plan. Such acceleration shall not be affected by any termination of a Participant’s services as a member of the Board. The term "Change in Control" shall mean:

         (i) any person (as such term is used in Sections 3(a)(9) and 13(d)(3) of the Exchange Act) becomes the beneficial owner (as such term is used in Section 13(d)(1) of the Exchange Act) directly or indirectly of securities representing at least 25% of the combined voting power of the then outstanding securities of the Company; or

        (ii) during any period of thirty-six (36) consecutive months (whether commencing before or after the effective date of this Plan), individuals who at the beginning of such period constituted the Board cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election, of each new Director was approved by a vote of at least two-thirds of the Directors then still in office who were Directors at the beginning of the period; or

         (iii) the approval by the stockholders of the Company of any plan or proposal for the Company to be Acquired (as defined below) or for the liquidation or dissolution of the Company.

     For purposes of this Section 7, the Company shall be considered to be "Acquired" only if the owners of its voting securities immediately prior to the effective date of any transaction referred to in Section 8(b) below will not own immediately thereafter, as a result of having owned such voting securities, securities representing a majority of the combined voting power of the then outstanding securities of the Company or the entity that then owns, directly or indirectly, the Company or all or substantially all its assets.

     8. Adjustment Provisions.

     (a) Subject to Section 8(b), if the outstanding shares of Common Stock of the Company are increased, decreased or exchanged for a different number or kind of shares or other securities, or if additional shares or new or different shares or other securities are distributed with respect to such shares of Common Stock or other securities, through merger, consolidation, sale of all or substantially all the property of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other distribution with respect to such shares of Common Stock or other securities, an appropriate and proportionate adjustment shall be made in (i) the maximum number and kind of shares or other securities provided in Section 3(a), (ii) the number and kind of shares or other securities subject to then-outstanding Options without change in the aggregate purchase price or value as to which such Options remain exercisable and without change in the aggregate purchase price or value as to which such Options remain exercisable and (iii) the number, kind and price of shares or other securities to be granted pursuant to Section 6 hereof.

     (b) Notwithstanding the provisions of Section 8(a) and subject to the provisions of Section 7(g) hereof, upon dissolution or liquidation of the Company or upon a reorganization, merger or consolidation of the Company with one or more corporations as a result of which the Company is not the surviving corporation or as a result of which the outstanding Common Stock is converted into or exchanged for cash or securities of another issuer or both, or upon the sale of all or substantially all the assets of the Company, all restrictions applicable to exercise of outstanding Options shall continue in full force and effect and provision shall be made in connection with such transaction for the continuance of the Plan and the assumption of the outstanding Options by, or the substitution for such Options of new options covering the stock of, the successor corporation, a parent or subsidiary thereof or the Company, with appropriate and proportional adjustment in (i) the number and kind of share or other securities or cash or other property subject to such Options and (ii) the price for each share or other unit of any other securities or cash or other property subject to such Options without change in the aggregate purchase price or value as to which such Options remain exercisable; provided, however, that if no public market exists for the Common Stock or the other securities or property which would be subject to such Options after consummation of such transaction, such Options shall be converted into the right to receive, upon exercise thereof, an amount of each equal to the amount determined by the Administrator to be the fair market value on the effective date of such transaction of the stock, other securities, cash and other property that a share of Common Stock is entitled to receive, or into which it is converted, pursuant to such transaction.

     (c) Adjustments under Sections 8(a) and 8(b) will be made by the Administrator, whose determination as to what adjustments will be made and the extent thereof will be final, binding and conclusive in the absence of manifest error or arbitrary action. No fractional interest will be issued under the Plan on account of any such adjustments.

     9. General Provisions.

     (a) The grant of any Option under the Plan may also be subject to such other provisions (whether or not applicable to the Option awarded to any other Participant) as the Administrator determines appropriate including, without limitation, provisions to assist the Participant in financing the purchase of Common Stock through the exercise of Options, provisions for the forfeiture of or restrictions on resale or other disposition of shares acquired under any form of benefit, provisions giving the Company the right to repurchase shares acquired under any form of benefit in the event the Participant elects to dispose of such shares, provisions to comply with Federal and state securities laws and Federal and state income tax withholding requirements and to such approvals by any regulatory or governmental agency which may be necessary or advisable in connection therewith.

     In connection with the administration of the Plan or the grant of any Award, the Administrator may impose such further limitations or conditions as in its opinion may be required or advisable to satisfy, or secure the benefits of, applicable regulatory requirements (including those rules promulgated under Section 16 of the Exchange Act or those rules that facilitate exemption from or compliance with the Act or the Exchange Act), the requirements of any stock exchange upon which such shares or shares of the same class are then listed, and any blue sky or other securities laws applicable to such shares.

     (b) No person shall be entitled to the privileges of stock ownership in respect of shares of stock which are subject to Options hereunder until such person shall have become the holder of record of such shares.

     (c) No fewer than fifty shares may be purchased at one time pursuant to any Option unless the number purchased is the total number at the time available for purchase under the Option.

     (d) Except as provided in Section 9(e) hereof, Options shall not be transferable by the Participants other than by will or the laws of descent and distribution, and during the lifetime of a Participant shall be exercisable only by such Participant, his guardian or legal representative, except that to the extent permitted by applicable law, the Administrator may permit a Participant to designate in writing during his lifetime a beneficiary to receive and exercise Options in the event of such Participant’s death. Following the death of a Participant, Options held by such Participant shall be exercisable, in accordance with their terms, by such designated beneficiary or, if no such beneficiary has been designated, by the Participant’s estate or by the person or persons who acquire the right to exercise it by bequest or inheritance. Any attempt to transfer, assign, pledge, hypothecate or otherwise dispose of, or to subject to execution, attachment or similar process, an Option, contrary to the provisions hereof, shall be void and ineffective, shall give no rights to the purported transferee, and shall at the sole discretion of the Administrator result in forfeiture of such Option with respect to the shares involved in such attempts.

     (e) An Option may be gratuitously transferred to a Family Member of the Participant who holds the Option. For purposes of this provision, a Family Member is any child, stepchild, grandchild, parent, stepparent, grandparent, spouse, former spouse, sibling, niece, nephew, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, including adoptive relationships, any person sharing the Participant’s household (other than a tenant or employee), a trust in which these persons have more than fifty percent of the beneficial interest, a foundation in which these persons (or the employee) control the management of assets, and any other entity in which these persons (or the Participant) own more than fifty percent of the voting interests. The transferee shall be subject to all the terms and conditions applicable to the Option prior to the transfer. The transfer shall not be effective until the Participant has notified the Company in writing that the transfer has occurred.

     (f) The Plan and all Options granted under the Plan and the documents evidencing Options shall be governed by, and construed in accordance with, the laws of the State of Delaware.

     10. Amendment and Termination.

     (a) The Board will have the power, in its discretion, to amend, suspend or terminate the Plan at any time. No amendment, suspension or termination of the Plan will, without the consent of the Participant, alter, terminate, impair or adversely affect any right or obligation under any Option previously granted under the Plan.

     11. Effective Date of Plan and Duration of Plan.

     This Plan will become effective upon its adoption by the Board. Unless previously terminated, this Plan will terminate on June 10, 2010, but such termination shall not affect any Option previously made or granted.

     12. Severability.

     If any provision of this Plan is invalid or unenforceable in any jurisdiction, then, to the fullest extent permitted by law, (i) the other provisions of this Plan shall remain in full force and effect in such jurisdiction and shall be liberally construed in favor of the Participant or Participants in order to carry out the intent of the Plan as nearly as may be possible; and (ii) the invalidity or unenforceability of any provision of this Plan in any jurisdiction shall not affect the validity or enforceability of such provisions in any other jurisdiction.