Form 10-Q
period 2001-03-31
WESTMORELAND COAL CO
filed 2001-05-15
CIK 106455

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _______ to _______ .

Commission File No.
001-11155

WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	23-1128670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 North Cascade Avenue, 14th Floor, Colorado Springs, CO 80903
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

        Yes   X      No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2001: 7,118,413

PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and SubsidiariesConsolidated
Balance Sheets

	(Unaudited)
	March 31, 2001	December 31, 2001

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$ 36,857	$ 14,193
Receivables:
Trade	3,707	3,105
Other	1,133	565

	4,840	3,670
Other current assets	1,292	1,086

Total current assets	42,989	18,949

Property, plant and equipment:
Land and mineral rights	10,564	10,564
Plant and equipment	65,745	65,709

	76,309	76,273
Less accumulated depreciation and depletion	42,101	41,580

	34,208	34,693

Investment in independent power projects	26,554	49,419
Investment in Dominion Terminal Associates (DTA)	4,225	4,327
Workers’ compensation bond	3,888	3,849
Prepaid pension cost	4,174	4,118
Excess of trust assets over pneumoconiosis benefit
obligation	6,977	6,807
Security deposits	13,968	15,368
Other assets	2,199	1,566

Total Assets	$139,182	$139,096

See accompanying Notes to Consolidated Financial Statements.

(Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)

	March 31, 2001	December 31, 2001

	(in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses:
Trade	$ 2,007	$ 1,987
Taxes, other than income taxes	4,056	3,170
Workers compensation	3,100	3,100
Postretirement medical costs	10,500	10,500
1974 UMWA Pension Plan obligations	1,302	1,279
Other accrued expenses	62	370
Reclamation costs	100	100

Total current liabilities	21,127	20,506

Accrual for workers compensation, less current portion	11,411	12,236
Accrual for postretirement medical costs, less current portion	83,780	82,968
1974 UMWA Pension Plan obligations, less current portion	9,084	9,409
Accrual for reclamation costs, less current portion	2,275	2,309
Other liabilities	4,569	3,003

Minority interest	5,518	5,292

Commitments and contingent liabilities

Shareholders' equity
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 208,708 shares	209	209
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 7,118,413 shares in 2001
and 7,069,663 shares in 2000	17,796	17,674
Other paid-in capital	67,448	67,318
Accumulated deficit	(84,035)	(81,828)

Total shareholders' equity	1,418	3,373

Total Liabilities and Shareholders' Equity	$139,182	$139,096

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Income

	(Unaudited)
Three Months Ended March 31,	2001	2000

	(in thousands except per share data)
Revenues:
Coal	$ 10,416	$ 9,093
Independent power – equity in earnings	6,329	4,002
DTA – share of losses	(403)	(430)

	16,342	12,665

Costs and expenses:
Cost of sales – coal	8,390	7,537
Depreciation, depletion and amortization	521	425
Selling and administrative	3,700	1,601
Heritage health benefit costs	5,368	5,376
Pension benefit	(55)	(401)
Doubtful account recoveries	(15)	-
Loss on sale of assets	669	-

	18,578	14,538

Operating loss	(2,236)	(1,873)

Other income (expense):
Interest expense	(214)	(267)
Interest income	567	547
Minority interest	(226)	(219)
Other expenses	(9)	(679)

Loss before income taxes	(2,118)	(2,491)

Income taxes	(89)	-

Net loss	(2,207)	(2,491)

Less preferred stock dividend requirements	(444)	(444)

Net loss applicable to common shareholders	$ (2,651)	$ (2,935)

Net loss per share applicable to common
shareholders – basic and diluted	$ (0.37)	$ (0.42)

Weighted average number of common shares
outstanding - basic and diluted	7,075	7,068

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows

	(Unaudited)
Three Months Ended March 31,	2001	2000

	(in thousands)
Cash flows provided by operating activities:
Net loss	$ (2,207)	$ (2,491)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings from independent power projects	(6,329)	(4,002)
Cash received from independent power projects	12,936	3,403
Equity in losses from DTA	403	430
Cash generated by DTA	34	48
Cash contributions to DTA	(335)	(410)
Depreciation, depletion and amortization	521	425
Stock compensation expense	45	-
Loss on sale of assets	669	-
Minority interest	226	219

Changes in assets and liabilities:
Accounts receivable, net	(747)	6,121
Other current assets	(206)	(92)
Workers’ compensation bond	(39)	1,028
Prepaid pension asset	(56)	(37)
Excess of trust assets over pneumoconiosis benefit obligation	(170)	(247)
Accounts payable and accrued expenses	598	603
Accrual for workers compensation	(825)	(802)
Accrual for postretirement medical costs	812	462
1974 UMWA Pension Plan obligations	(302)	(282)
Other liabilities	1,532	(45)

Net cash provided by (used in) operating activities before reorganization items	6,560	4,331

Changes in reorganization items	-	(327)

Net cash provided by (used in) operating activities	6,560	4,004

Cash flows provided by (used in) investing activities:
Fixed asset additions	(36)	(188)
Reimbursement from mine operator	-	530
Long-term deposits	1,400	(5,220)
Increase in other assets	(633)	(15)
Net proceeds from sales of assets	15,166	-

Net cash provided by (used in) investing activities	15,897	(4,893)

Cash flows provided by (used in) financing activities:
Repayment of long-term debt	-	(1,563)
Proceeds from exercise of stock options	207	-

Net cash provided by (used in) in financing activities	207	(1,563)

Net increase (decrease) in cash and cash equivalents	22,664	(2,452)
Cash and cash equivalents, beginning of period	14,193	20,122

Cash and cash equivalents, end of period	$ 36,857	$ 17,670

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$214	$267
Income taxes	$155	$ -

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Notes contained herein should be read in conjunction with the Notes to the Company’s Consolidated Financial Statements filed on Form 10-K for the year ended December 31, 2000. The financial information contained in this Form 10-Q is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation.

1. NATURE OF OPERATIONS

The Company’s current principal activities, conducted within the United States, are: (i) the production and sale of coal in the Powder River Basin in Eastern Montana; (ii) the development, management and ownership of interests in cogeneration and other non-regulated independent power plants; and (iii) the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility.

2. ACQUISITIONS AND DISPOSITIONS

Montana Power and Knife River Acquisitions

On April 30, 2001, the Company, through its wholly owned subsidiary Westmoreland Mining LLC (“WML”), completed the acquisition of the Montana Power Company’s coal business for approximately $138 million, before closing adjustments. In this transaction, WML acquired the stock of Western Energy Company, which owns and operates the Rosebud Mine located in the northern Powder River Basin near the town of Colstrip, Montana, and Northwestern Resources Co., which owns and operates the Jewett Mine in Central Texas. In addition, the Company acquired the stock of three entities that were not engaged in active operations: Basin Resources, Inc.; Horizon Coal Services, Inc.; and North Central Energy Company. In connection with this acquisition, all of the membership interests in Western Syncoal LLC were transferred to the Company’s subsidiary, Westmoreland Power, Inc. (WPI). Western Syncoal LLC was previously a wholly owned subsidiary of Western Energy Company.

On May 11, 2001, the Company completed the acquisition of the coal operations of Knife River Corporation (a subsidiary of MDU Resources Group, Inc.) for approximately $26 million. The acquisition was effective April 30, 2001. WML’s subsidiary Dakota Westmoreland Corporation acquired all of the assets associated with the Beulah Mine in Beulah, North Dakota, and WML’s subsidiary WCCO-KRC Acquisition Corp. acquired all of the assets associated with the Savage Mine in Savage, Montana. In connection with this transaction, WPI acquired certain rights related to the former Gascoyne mine site.

The acquisitions were funded primarily through borrowings of long-term debt by WML of $20 million in variable-rate notes (Series A Notes) and $100 million in fixed-rate notes (Series B Notes). The Series A Notes bear interest at either a prime rate- or LIBOR-based rate (7.99% at the issuance date), and require quarterly principal repayments from September 2001 to June 2002, when the remaining outstanding balance is due. The Series B Notes bear interest at a rate of 9.39% and require quarterly principal repayments from September 2002 to December 2008, when the remaining outstanding balance is due. Both the Series A Notes and the Series B Notes require quarterly interest payments. The note agreements contain certain restrictions and covenants with which WML must comply.

In addition, WML obtained a $20 million revolving line of credit and borrowed $5 million against this facility on April 30, 2001. The revolving line of credit bears interest at either a prime rate- or LIBOR-based rate (7.49% at the issuance date) and expires on April 27, 2004. In addition, any purchase price adjustments which are refunded to WML must be used to re-pay any amounts outstanding under the revolving line of credit. The remainder of the purchase price was paid with WML’s existing cash balances.

WML is a special purpose Delaware limited liability company formed on December 4, 2000 for the purpose of facilitating the financing of the acquisitions of the former Montana Power and Knife River coal businesses and, through its subsidiaries, operating the Rosebud, Jewett, Beulah and Savage mines.

Sale of Virginia Projects

On March 23, 2001, the Company sold its interests in the three Virginia independent power projects for aggregate net proceeds of approximately $24,115,000. A net loss of $669,000 was recorded by the Company in conjunction with this sale during the quarter ended March 31, 2001. As of March 31, 2001, $423,000 of the proceeds had not been received and was recorded in other receivables.

3. CAPITAL STOCK

Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company’s principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders’ deficit. The quarterly dividends, which are accumulated but unpaid through and including April 1, 2001, amount to $11,532,000 in the aggregate ($55.25 per preferred share or $13.81 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of the Company’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $208,708 at March 31, 2001). The Company had shareholders’ equity at March 31, 2001 of approximately $1,418,000 and the par value of all outstanding shares of preferred and common stock aggregated $18,005,000 at March 31, 2001.

4. BUSINESS SEGMENT INFORMATION

The Company’s current operations have been classified into three segments: coal, independent power operations and terminal operations. The coal segment includes the production and sale of coal from the Powder River Basin in eastern Montana. The independent power operations segment includes the development, management and ownership of interests in cogeneration and other non-regulated independent power plants. The terminal operation segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. The “Corporate” classification noted in the tables represents all costs not otherwise classified, including corporate office charges, heritage health benefit costs, and all residual costs of the idled Virginia Division. Summarized financial information by segment for the quarters ended March 31, 2001 and 2000, is as follows:

Quarter ended March 31, 2001

	Coal	Independent Power	Terminal Operations	Corporate	Total
	(in thousands)
Revenues:
Coal revenue	$10,416	$-	$-	$-	$10,416
Equity in earnings (share of losses)	-	6,329	(403)	-	5,926
	10,416	6,329	(403)	-	16,342

Costs and expenses:
Cost of sales – coal	8,390	-	-	-	8,390
Depreciation, depletion, and
Amortization	507	4	-	10	521
Selling and administrative expense	168	88	88	3,356	3,700
Heritage health benefit costs	-	-	-	5,368	5,368
Pension benefit	-	-	-	(55)	(55)
Doubtful account recoveries	-	-	-	(15)	(15)
Loss on sale of assets	-	669	-	-	669
Operating income (loss)	$1,351	$5,568	$(491)	$(8,664)	$(2,236)

Capital expenditures	$22	$5	$-	$9	$36

Property, plant and
equipment (net)	$34,102	$58	$-	$48	$34,208

Information for the Company’s reportable segments relates to March 31, 2001 consolidated totals as follows:

Income before income taxes:	in thousands

Operating loss	$ (2,236)
Interest expense	(214)
Interest income	567
Minority interest	(226)
Other expense	(9)
Loss before income taxes	$ (2,118)

Quarter ended March 31, 2000

	Coal	Independent Power	Terminal Operations	Corporate	Total
	(in thousands)
Revenues:
Coal revenue	$9,093	$-	$-	$-	$9,093
Equity in earnings (share of losses)	-	4,002	(430)	-	3,572
	9,093	4,002	(430)	-	12,665

Costs and expenses:
Cost of sales – coal	7,537	-	-	-	7,537
Depreciation, depletion, and
Amortization	388	5	-	32	425
Selling and administrative expense	152	103	130	1,216	1,601
Heritage health benefit costs	-	-	-	5,376	5,376
Pension benefit	-	-	-	(401)	(401)
Operating income (loss)	$1,016	$3,894	$(560)	$(6,223)	$(1,873)

Capital expenditures	$182	$6	$-	$-	$188

Property, plant and
equipment (net)	$35,608	$81	$8	$94	$35,791

Information for the Company’s reportable segments relates to March 31, 2000 consolidated totals as follows:

Income before income taxes:	in thousands

Operating loss	$ (1,873)
Interest expense	(267)
Interest income	547
Minority interest	(219)
Other expense	(679)
Loss before income taxes	$ (2,491)

5. CONTINGENCIES

Protection of the Environment

The Company believes its mining operation is in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company maintains compliance primarily through maintenance and monitoring activities. WRI has an agreement with its mining contractor, Washington Group International (which owns 20% of the stock of WRI), which limits the Company’s maximum liability for reclamation costs associated with final mine closure. It calls for the Company to pay approximately $1,700,000 over a 15-year period which began in December 1990. All remaining liability is that of Washington Group International or customers, who are obligated to pay final reclamation costs under provisions of their respective coal sales contracts.

The Company estimates the total cost for the reclamation of its remaining Virginia Division properties is approximately $1,636,000 and $1,669,000, all of which has been accrued as of March 31, 2001 and December 31, 2000, respectively. No assurance can be given that the amount accrued accurately reflects the actual cost of reclamation activities that may be required.

The Company has $10,600,000 and $4,099,000 of reclamation bonds in place in Montana and Virginia, respectively, to assure compliance with all applicable regulations.

On May 14, 2001, Washington Group International filed for federal bankruptcy protection under a plan already endorsed by its creditors. Washington Group International also announced it has received a debtor in possession financing facility sufficient to fund its ongoing operating needs during the restructuring. At this time, the ultimate impact of these developments on WRI can not be assessed. However, the Company believes that they will not have a material adverse impact on its financial position, results of operations, or cash flows.

Other Contingencies

The Company is subject to certain financial ratio tests under the terms of an agreement with the UMWA (the Master Agreement). The Company agreed to secure its obligations under the Master Agreement by providing a Contingent Promissory Note (the Note). The original principal amount of the Note is $12 million; the principal amount of the Note decreases to $6 million in 2002. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial tests specified in the Note, fails to maintain the required balance in the escrow account established under an escrow agreement or fails to comply with certain covenants set forth in a security agreement. The Company has satisfied the financial ratio tests and other criteria required under the terms of the Master Agreement as of March 31, 2001.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2000 to March 31, 2001

Forward-Looking Disclaimer

Certain statements in this report which are not historical facts or information are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company’s access to financing; the Company’s ability to successfully identify new business opportunities; the Company’s ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the Company’s ability to utilize its tax net operating losses; the ability to reinvest excess cash at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; demand for electricity; the effect of regulatory and legal proceedings, the announced liquidity issues for Washington Group International and other factors discussed in Item 1 and Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

Liquidity and Capital Resources

Cash provided by operating activities was $6,560,000 and $4,004,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in cash from operations in 2001 compared to 2000 is mainly due to the distributions received from the three Virginia independent power projects which were sold on March 23, 2001, offset slightly by the cash distributions from the overfunded pneumoconiosis trust and workers’ compensation bond received in 2000.

Cash provided by investing activities was $15,897,000 for the three months ended March 31, 2001, compared to cash used of $4,893,000 for the three months ended March 31, 2000. Cash provided by investing activities in 2001 includes $15,166,000 in proceeds from the sale of the Company’s interests in the three Virginia independent power projects. Cash provided by (used in) investing activities also included the refund of collateral required for long-term security deposits and bond obligations of $1,400,000 in 2001 versus additional required collateral of $(5,220,000) in 2000.

Cash provided by (used in) financing activities for the three months ended March 31, 2001 and 2000 totaled $207,000 and $(1,563,000), respectively. Cash provided by financing activities in 2001 represented proceeds from the exercise of stock options. Cash used in financing activities in 2000 related to the repayment of debt at WRI.

Cash and cash equivalents at March 31, 2001 totaled $36,857,000 (including $4,721,000 at WRI). At December 31, 2000, cash and cash equivalents totaled $14,193,000 (including $2,406,000 at WRI). Subject to WRI’s working capital requirements, the cash at WRI, an 80%-owned subsidiary, is available to the Company only through dividends. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $17,856,000 at March 31, 2001 and $19,217,000 at December 31, 2000. The restricted cash at March 31, 2001 represents interest-bearing cash security deposits which collateralize certain of the Company’s long-term obligations. The Company also has $5,000,000 in interest-bearing debt reserve accounts for certain of the Company’s independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects.

Liquidity Outlook

The major factors impacting the Company’s liquidity outlook are its significant “heritage health benefit costs” and its ongoing and future business needs. The heritage health benefit costs consist primarily of cash payments for postretirement medical benefits and workers’ compensation benefits. The Company also is obligated for salaried employee pension and pneumoconiosis benefits; however, both of these future obligations have a funding surplus at present. The Company currently expects to expend in excess of $16,000,000 per year for postretirement medical benefits, which are expected to remain fairly constant over the next four years and then decline to zero over the next approximately thirty-five years. In addition, the Company expects to expend approximately $3,000,000 per year for workers’ compensation benefits, which will steadily decline to zero over the next approximately nineteen years.

One element of heritage health benefit costs is UMWA pensions under the 1974 (Retirement) Plan. Since this plan is a multiemployer plan under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the plan. The Company believes the Plan was fully funded at the time the Company terminated its last UMWA employees in 1998 and withdrew from the Plan. However, the Plan claims that the Company withdrew from the Plan on a date other than that date on which the Company terminated its last UMWA employee, and that when the Company withdrew the Plan was not fully funded. The Plan has asserted a claim of $13,800,000, which the Company is vigorously contesting through arbitration as provided under ERISA. The arbitration proceeding was set to begin on October 16, 2000; however, it has been continued until June 4, 2001. In accordance with the Multiemployer Pension Plan Amendments Act of 1980, the Company has made monthly principal and interest payments to the plan while it pursues its rights and will continue to make such monthly payments until arbitration is completed. At the conclusion of arbitration the Company may be entitled to a refund or it could be required to pay any remaining obligation in installments through 2008.

Under the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”), the Company is required to provide postretirement medical benefits for UMWA miners by making premium payments into three benefit plans: (i) the UMWA Combined Benefit Fund (the “Combined Fund”), a multiemployer plan which benefits miners who retired before January 1, 1976 or who retired thereafter but whose last employer did not provide benefits pursuant to an operator-specific Individual Employer Plan (“IEP”), (ii) an IEP for miners who retired after January 1, 1976 and (iii) the 1992 UMWA Benefit Plan, a multiemployer plan which benefits (A) miners who were eligible to retire on February 1, 1993, who did retire on or before September 30, 1994 and whose former employers are no longer in business, (B) miners receiving benefits under an IEP whose former employer goes out of business and ceases to maintain the IEP, and (C) new spouses or new dependents of retirees in the Combined Fund who would be eligible for coverage thereunder but for the fact that the Combined Fund closed to new beneficiaries as of July 20, 1992. The premiums paid by the Company cover its own retirees and its allocated portion of the pool of retired miners whose previous employers have gone out of business.

On January 4, 1999, in connection with its dismissal from bankruptcy, the Company satisfied all of its premium obligations to the Combined Fund from the date of filing in December, 1996 through the end of 1998 plus interest, and made prepayments to the Combined Fund for its premiums for the first three quarters of 1999. Normal monthly payments resumed in October 1999. Beginning on that date, however, the Company also began receiving credits against its Combined Fund premiums at a rate of approximately $200,000 per month through April, 2000, for a total of $1,400,000 as a result of a recalculation of premiums by the Combined Fund pursuant to an order of the U.S. District Court for the Northern District of Alabama entered July 20, 1995 in National Coal Association v. Chater. In October 2000, the Company received notification that its normal monthly premiums would decline approximately $80,000 per month for the next twelve months.

The Combined Fund, faced with an impending solvency crisis because benefit expenses are exceeding premiums from contributing companies, again sought additional funding relief from Congress in 2000. On January 27, 2000 the Clinton Administration announced it would include $346,000,000 in its current budget proposal for the UMWA Combined Benefit Fund to secure the long-term solvency of the Combined Fund. Under the sponsorship of Senators Byrd and Rockefeller of West Virginia, the House and Senate conference committee subsequently approved in 2000, as a part of the Interior and Related Agencies appropriations bill, a transfer of $94,000,000 of accumulated interest in the Abandoned Mine Land Reclamation Fund (“AML”) to the Combined Fund. As a part of its report, the conference committee noted that this was a short-term solution and urged that the Congressional committees with jurisdiction over the matter work with the concerned parties to insure the long-term solvency of the Combined Fund. The conference committee went on to admonish the parties not to ask for additional funding from AML in the future.

The Coal Act authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions for the future payment of benefits pursuant to the Coal Act. The Trustees set the level of security for each company at an amount equal to three years’ benefits. In Westmoreland’s case this obligation was stayed during the pendency of the bankruptcy. The Company secured its obligation to provide retiree health benefits under the 1992 Plan by posting a bond in the amount of $22 million in 1999 which was increased to $23 million in 2000 and decreased to $20 million in 2001. The Company’s bonding agent required collateral equal to 40% of the bonded amount. The bond amount and the amount to be secured are to be reviewed and adjusted on an annual basis. The bond is collateralized by U.S. Government-backed securities in the amount of $7,968,000 at March 31, 2001.

Over the course of 2000 and into 2001, varying versions of a Medicare prescription drug benefit have generated a great deal of interest by both political parties, their leaders and in the press around the country. While health care generally remains one of the most discussed matters of public policy, politicians have begun to focus increasingly on the specific concern of meeting the pharmaceutical needs of the United States’ Medicare-eligible population. Congress included $40 billion over five years in its FY 2001 budget to fund some form of prescription drug benefit. Several bills were introduced in both the House and Senate during the last session of Congress. The House passed a prescription drug benefit; however, no prescription drug legislation made it out of the Senate before adjournment. In the recently completed Presidential election, both major parties had platform planks that promised some form of prescription drug legislation. On January 29, 2001, President Bush’s prescription drug plan for low-income seniors was introduced in Congress. The plan is titled the “Immediate Helping Hand” and proposes providing block grants to the states to decide on an individual state by state basis how to help offset the cost of prescription medicine. It is expected that other versions of a prescription drug benefit will be introduced in the near future. Among the most likely alternatives to President Bush’s proposal will be either an amendment to existing Medicare statutes that specifically adds a federally mandated prescription drug benefit or a comprehensive re-write of Medicare and inclusion of a prescription drug benefit.

In late January 2001, the U.S. Department of Health and Human Services and the Health Care Financing Administration awarded more than $100 Million over the next three years to the United Mine Workers of American Health & Retirement Funds to conduct a Medicare prescription drug demonstration program for chronically ill older UMWA retirees. The program is intended to measure efficiencies and economies resulting from providing Medicare payments to help support a pharmacy benefit for Medicare beneficiaries. The test program is premised on managing drug therapy and delivery of health care services to reduce overall health care costs including hospitalization for the elderly. By helping to underwrite prescription drug costs and providing a monitoring or support mechanism to ensure regular use of prescribed medications and increase overall health, it is hoped that medical costs will ultimately be reduced. President Bush did not block funding for this Clinton Administration proposal and the program has been funded. As this program is implemented, the Company may see a reduction in its contribution rate to the Combined Benefit Funds.

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

While the Company has been able to meet its retiree health benefit and other obligations with operating cash flows and proceeds from the sales of non-strategic assets, it has sought a long-term solution to improve its financial position. Following the dismissal of its bankruptcy case in December 1998, the Company undertook an extensive review and analysis of its strategic plan for growth. The result was a development plan focused on expanding the Company’s existing core operations and acquiring profitable businesses in the energy sector where America’s dual goals of low cost power and a clean environment can be effectively addressed. The Company seeks to do this in niche markets that will minimize exposure to competition, maximize stability of long-term cash flows and provide opportunities for synergistic operation of existing assets and new opportunities in the energy sector. A key to the Company’s strategy of acquiring profitable businesses is the availability of over $200 million in net operating loss carryforwards (NOL’s). The availability of these NOL’s will shield the Company’s future taxable income from federal income taxation and thereby increase the return the Company receives from profitable investments (as compared to the return a tax-paying entity that cannot shield its income from federal income taxation would receive).

The execution of the Company's growth strategy has begun to take effect:

•	On September 15, 2000, the Company announced that it had agreed to acquire Montana Power Company’s coal business unit. The Company completed this acquisition on April 30, 2001. These operations produced approximately 19 million tons of coal during the year ended December 31, 2000. Over 90% of current production is sold under long-term contracts to the owners of mine-mouth power plants located adjacent to the Rosebud Mine in Colstrip, Montana and the Jewett Mine in Jewett, Texas.

•	On September 28, 2000, the Company announced that it had agreed to acquire Knife River Corporation’s coal operations. The Company completed this acquisition on May 11, 2001. The acquisition was effective April 30, 2001. These operations produce approximately three million tons of coal annually.

•	On February 28, 2001, the Company announced its submission of a proposal to the North Dakota Industrial Commission to develop, own and operate a new state-of-the-art 500MW lignite-fired power plant near Gascoyne, North Dakota in connection with Lignite Vision 21 (LV-21). LV-21 is a partnership between the state of North Dakota and the Lignite Energy Council designed to encourage construction of a new baseload power plant in North Dakota and includes up to $10 million in matching funds for such development. On April 26, 2001, the Company announced its intention to join MDU Resources Group, Inc. (MDU) in its application and to jointly develop the project. The Company’s separate application will remain open pending completion of a definitive joint venture development agreement.

Each of these developments and the other growth opportunities that the Company is exploring are aimed at enabling the Company to expand its operations, to meet its significant heritage health benefit costs and its other ongoing business needs and objectives, to pay accumulated unpaid dividends on the Preferred Stock, to resume and sustain dividend payments in the future, and to increase shareholder value. Given the current industry trends of increased demand for new power generating capacity, the need for stabilizing fuel and electricity costs, and pressure to reduce harmful emissions into the environment, the Company believes that it is well positioned to sustain growth and improve its liquidity.

The Company’s principal current sources of cash flow include cash distributions from its independent power projects, dividends from WRI and interest earned on cash reserves. Beginning in the second quarter of 2001, the Company’s operating cash flows will be significantly enhanced as a result of the acquisitions discussed above. Management believes that operating cash flows should be sufficient to pay the Company’s heritage health benefit costs, meet the repayment requirements of the debt facilities used to help fund the acquisitions, and to fund its ongoing operations for the foreseeable future.

On May 14, 2001, Washington Group International, which owns 20% of the stock of WRI and is the contract miner for WRI, filed for federal bankruptcy protection under a plan already endorsed by its creditors. Washington Group International also announced it has received a debtor in possession financing facility sufficient to fund its ongoing operating needs during the restructuring. At this time, the ultimate impact of these developments on WRI can not be assessed. However, the Company believes that they will not have a material adverse impact on its financial position, results of operations, or cash flows.

Sources of potential additional liquidity include the possible reimbursement of amounts paid to the 1974 UMWA Pension Plan, the sale of non-strategic assets, distribution of the remaining overfunded amounts from the black lung trust and the salaried pension plan, ongoing increased project earnings from a revised and mutually beneficial Power Purchase and Operating Agreement (“PPOA”) from Westmoreland Energy, Inc.‘s ROVA project, a recovery from Washington Group International for dragline repairs and the effect of any future legislation that causes Medicare to cover the cost of prescription drug benefits for the Company’s retirees.

Absent the $669,000 loss recognized on the sale of the Virginia independent power projects and the $1,730,000 expense for the long-term performance unit compensation plan (which is a direct result of the dramatic increase in the market value of the Company’s common stock), the Company would have recorded net income for the quarter ended March 31, 2001 of approximately $222,000. Future consolidated financial statements will reflect the inclusion of the acquisitions completed during the second quarter and the eventual decreases in heritage health benefit costs.

Although management expects to improve the Company’s profitability, cash flows, and shareholders’ equity within a reasonable period of time, such improvements cannot be guaranteed.

Going forward, the Company’s Board of Directors will consider payments of preferred stock dividends on a quarterly basis, in light of the above-described legal restrictions and the progress on implementing its growth strategy to achieve sustainable long-term profitability.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000.

Coal Operations. Coal revenues increased to $10,416,000 in the quarter ended March 31, 2001 from $9,093,000 in the quarter ended March 31, 2000. The increase is primarily a result of increased shipments to WRI’s primary customer. Total shipments were 1,434,760 tons and 1,258,148 tons for the quarters ended March 31, 2001 and 2000, respectively. Costs, as a percentage of revenues, were slightly lower due to the increase in volumes.

Independent Power. Equity in earnings from the independent power projects was $6,329,000 and $4,002,000 for the quarters ended March 31, 2001 and 2000, respectively. The increase is primarily due to improved utilization and higher realized prices at the projects.

Selling and administrative expenses were $3,700,000 in the quarter ended March 31, 2001 compared to $1,601,000 in the quarter ended March 31, 2000. The increase is primarily related to $1,730,000 of expense recognized for the long-term performance unit compensation plan, which is tied to the market price of the Company’s common stock. The net obligation under this plan will not be paid prior to 2003. The remaining increase in 2001 is a result of the higher level of corporate activity caused by the acquisitions completed in the second quarter and the implementation of the Company’s strategic plan for growth.

Loss on sale of assets was $669,000 in the quarter ended March 31, 2001. There were no asset sales in the quarter ended March 31, 2000. The 2001 loss relates solely to the March 23, 2001 sale of the Company’s interest in the three Virginia independent power projects.

Interest expense was $214,000 and $267,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease is due to the repayment of WRI’s long-term debt in March 2000 and a reduction in the interest portion on the monthly installment payments being made to the 1974 UMWA Pension Plan pending resolution of the Company’s arbitration proceeding with the Plan.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

The Company produces and sells coal to third parties from its coal mine in Montana and produces and sells electricity and steam to third parties from its independent power projects located in the eastern United States. Currently, all of the Company’s coal production and all of its electricity and steam production is sold through long-term contracts with customers. These long-term contracts serve to minimize the Company’s exposure to changes in commodity prices. The Company generally has not entered into derivative contracts to manage its exposure to changes in commodity prices, and is not a party to any such contracts at March 31, 2001.

PART II - OTHER INFORMATION

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

See Note 4 “Capital Stock” of Notes to Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit 99.1 - Put and Call Agreement dated November 22, 2000 for the sale of the Company’s three Virginia independent power projects.

b)	Reports on Form 8-K

(1)	On February 2, 2001, the Company filed a report on Form 8-K regarding the anticipated closing of the Montana Power Company and Knife River transactions.

(2)	On March 1, 2001, the Company filed a report on Form 8-K announcing its submission of a proposal to the North Dakota Industrial Commission to develop, own and operate a 500 MW lignite-fired power plant near Gascoyne, North Dakota.

(3)	On March 27, 2001, the Company filed a report on Form 8-K announcing the completion of the sale of three Virginia power project entities that are 30%-owned by its wholly owned subsidiary, Westmoreland Energy, Inc.

(4)	On April 3, 2001, the Company filed a report on Form 8-K announcing its financial results for the quarter and year ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: May 15, 2001	By: /s/ Robert J. Jaeger
Robert J. Jaeger
Senior Vice President - Finance and
Treasurer
(Principal Financial Officer)

By: /s/ Thomas S. Barta
Thomas S. Barta
Controller
(Principal Accounting Officer)

EXHIBIT 99.1

PUT AND CALL AGREEMENT

BY AND BETWEEN

WESTPOWER - FRANKLIN, L.P.

LG&E SOUTHAMPTON, L.P.

LG&E POWER 11 INCORPORATED

WESTPOWER - ALTAVISTA, L.P.

LG&E ALTAVISTA, L.P.

LG&E POWER 12 INCORPORATED

WESTPOWER - HOPEWELL, L.P.

LG&E HOPEWELL, L.P.

LG&E POWER 13 INCORPORATED

AS SELLERS

and

VIRGINIA ELECTRIC AND POWER COMPANY

AS BUYER

and

LG&E POWER INC.

and

WESTMORELAND COAL COMPANY

AS GUARANTORS

TABLE OF CONTENTS

ARTICLE 1. DEFINITIONS AND CONSTRUCTION		2
1.1.	Defined Terms	2
1.2.	Construction	21
ARTICLE 2. PUT AND CALL		22
2.1.	Put and Call	22
2.2.	Assumption of Retained Assets and Liabilities	22
2.3.	Consideration.	23
2.4.	Collection of Accounts Receivable	24
2.5.	Closing	25
2.6.	Transactions Prior to Closing	25
2.7.	Adjustment to Option Price	25
2.8.	Adjustment Amount Calculation	26
2.9.	Deliveries at Closing	27
2.10.	Dissolution of Partnerships	28
ARTICLE 3. REPRESENTATIONS AND WARRANTIES OF SELLERS		29
3.1.	Organization	29
3.2.	Enforceability	29
3.3.	Sellers’ Consents and Approvals; No Violation or Conflict by Sellers	29
3.4.	Title to the Purchased Interests	30
3.5.	Ownership	30
3.6.	Organization	31
3.7.	Raw Materials.	31
3.8.	Financial Statements	32
3.9.	Partnerships’ Consents and Approvals; No Violation or Conflict by Partnerships	32
3.10.	No Adverse Change	33
3.11.	No Litigation	33
3.12.	Title to and Sufficiency of Assets	33
3.13.	Powers of Attorney	34
3.14.	Books and Records	34
3.15.	Contracts	34
3.16.	Real Property	36
3.17.	Insurance	38
3.18.	Employees	39
3.19.	Compliance with Law	39
3.20.	Transactions with Affiliates	39
3.21.	Tax Matters	40
3.22.	Environmental Matters.	41
3.23.	Labor Matters.	43
3.24.	Absence of Undisclosed Liabilities	43
3.25.	Permits	44
3.26.	Intellectual Property Rights	44
3.27.	Brokers’ Fees	44
3.28.	Need for Repairs, Modifications or Upgrades	45
3.29.	Latent Deficiencies	45
ARTICLE 4. REPRESENTATIONS AND WARRANTIES OF BUYER		45
4.1.	Corporate Organization and Qualification	45
4.2.	Authorizations and Approvals	46
4.3.	Buyer's Consents and Approvals; No Violation or Conflict by Buyer	46
4.4.	No Litigation	47
4.5.	Brokers’ Fees	47
4.6.	Investment Intention	47
4.7.	Accredited Investor	47
ARTICLE 5. COVENANTS OF SELLERS AND BUYER		48
5.1.	VSCC Approval	48
5.2.	FERC Transaction Authorization	48
5.3.	SEC Approval	48
5.4.	Conduct of Business Pending the Closing	49
5.5.	No Solicitation	52
5.6.	Access to Information	53
5.7.	Public Announcements	53
5.8.	Confidentiality Agreement and Letter Agreement	53
5.9.	Commercially Reasonable Efforts	54
5.10.	Delivery and Retention of Records	55
5.11.	HSR Act Filings	56
5.12.	Consents	56
5.13.	Guarantee	57
5.14.	Updated Schedules	57
5.15.	Raw Materials and Spare Parts Inventories on Hand at Closing	60
5.16.	Massey Claims	60
5.17.	Change in Laws	62
5.18.	Surrender and Cancellation of Letters of Credit	62
5.19.	Notices Relating to Outstanding Bonds	62
5.20.	Notices Relating to Termination of SWAP Agreements	62
ARTICLE 6. CONDITIONS PRECEDENT TO CLOSING		63
6.1.	Conditions Precedent to Obligations of Buyer	63
6.2.	Conditions Precedent to Obligations of Sellers	65
ARTICLE 7. INDEMNITIES AND ADDITIONAL COVENANTS		66
7.1.	Survival	66
7.2.	Sellers’ Indemnity.	67
7.3.	Buyer’s Indemnity.	74
7.4.	Post-Closing Proration of Normal Operating Expenses and Revenues of the Facilities	76
7.5.	Further Assistance	77
7.6.	Post-Closing Tax Matters	77
7.7.	No Consequentials	79
ARTICLE 8. TERMINATION		79
8.1.	Termination	79
8.2.	Effect of Termination	81
ARTICLE 9. MISCELLANEOUS		81
9.1.	Expenses	81
9.2.	Transfer Taxes, Recording Fees and Real Estate Taxes	82
9.3.	Waiver and Amendment	82
9.4.	Assignment	82
9.5.	Notices	82
9.6.	Governing Law	84
9.7.	Severability	84
9.8.	Counterparts	84
9.9.	No Third Party Beneficiaries	84
9.10.	Entire Agreement; Exhibits and Schedules	84
9.11.	Disclosure	84
9.12	Risk of Loss	85

EXHIBITS

Exhibit A-1	Facility Operating Agreement – Southampton Facility
Exhibit A-2	Facility Operating Agreement – Altavista Facility
Exhibit A-3	Facility Operating Agreement – Hopewell Facility
Exhibit B	Put Notice
Exhibit C	Call Notice
Exhibit D	Form of Assignment and Assumption of Retained Assets and Retained Liabilities
Exhibit E	Assignment and Assumption of Assumed Liabilities
Exhibit F	Opinion of Counsel to Sellers
Exhibit G	Reserved
Exhibit H	Opinion of Counsel to Buyer
Exhibit I	Release of Sellers’ Obligations Under Power Purchase Agreements
Exhibit J	Termination Fee Letter of Credit

SCHEDULES

Schedule 1.1(a)	Credit Agreements, Bond Obligations and Swap Obligations
Schedule 1.1(b)	Current Balance Sheet
Schedule 1.1(c)	Financial Statements
Schedule 1.1(d)	Sellers’ Agents with Knowledge
Schedule 1.1(e)	Partnership Budgets
Schedule 1.1(f)	Permitted Encumbrances
Schedule 1.1(g)	Required Consents of Sellers and the Partnerships
Schedule 1.1(h)	Retained Environmental Liabilities
Schedule 2.3(a)	Payment Instructions
Schedule 2.7	Adjustment to Option Price
Schedule 2.9(b)	Contracts to be Released at Closing
Schedule 3.3	Sellers’ Consents and Approvals
Schedule 3.4	Title to Purchased Interests
Schedule 3.5	Agreements Relating to the Partnership Interests
Schedule 3.6	Jurisdictions
Schedule 3.8	Material Liabilities Since the Date of the Financial Statements
Schedule 3.9	Partnerships’ Consents and Approvals; Conflicts
Schedule 3.10	No Adverse Change
Schedule 3.11	Litigation
Schedule 3.12	Contracts Being Retained or Terminated Prior to or at Closing Date
Schedule 3.13	Powers of Attorney
Schedule 3.14	Location of Partnerships’ Books and Records
Schedule 3.15	Contracts
Schedule 3.16	Real Property Matters
Schedule 3.17	Insurance Information
Schedule 3.18	Employee Benefits
Schedule 3.19	Compliance with Law
Schedule 3.20	Transactions with Affiliates
Schedule 3.21	Tax Matters
Schedule 3.22	Environmental Matters
Schedule 3.23	Labor Matters
Schedule 3.24	Absence of Undisclosed Liabilities
Schedule 3.25	Permits
Schedule 3.26	Intellectual Property
Schedule 3.28	Material Repairs, Modifications or Upgrades Not Contemplated by Partnership Budgets
Schedule 4.3	Buyer’s Consents, Approvals and Conflicts
Schedule 4.4	Litigation
Schedule 5.15	Spare Parts Inventory

PUT AND CALL AGREEMENT

         THIS PUT AND CALL AGREEMENT, dated as of November 22, 2000, is by and between WESTPOWER - FRANKLIN, L.P., a Virginia limited partnership, LG&E SOUTHAMPTON, L.P., a California limited partnership, LG&E POWER 11 INCORPORATED, a California corporation, WESTPOWER - ALTAVISTA, L.P., a Virginia limited partnership, LG&E ALTAVISTA, L.P., a California limited partnership, LG&E POWER 12 INCORPORATED, a California corporation, WESTPOWER - HOPEWELL, L.P., a Virginia limited partnership, LG&E HOPEWELL, L.P., a California limited partnership, LG&E POWER 13 INCORPORATED, a California corporation (collectively, the "Sellers" and each individually, a "Seller"), VIRGINIA ELECTRIC AND POWER COMPANY, a Virginia public service corporation ("Buyer"), LG&E POWER INC., a Delaware corporation ("LG&E") and WESTMORELAND COAL COMPANY, a Delaware corporation ("Westmoreland," together with LG&E, the "Guarantors"). Sellers, Buyer and Guarantors are referred to collectively herein as the "Parties" and each of them individually as a "Party."

RECITALS

        WHEREAS, Sellers own all of the partnership interests (collectively, the “Purchased Interests”) in three California general partnerships: LG&E – Westmoreland Southampton (“Southampton”), LG&E – Westmoreland Altavista (“Altavista”) and LG&E – Westmoreland Hopewell (“Hopewell,” and together with Southampton and Altavista, the “Partnerships” and, each individually, a “Partnership”); and

        WHEREAS, Southampton, Altavista and Hopewell each operate a cogeneration facility (collectively, the “Facilities,” and each individually a “Facility”); and

        WHEREAS, Buyer purchases from the Partnerships energy and capacity generated by the Facilities pursuant to the Power Purchase and Operating Agreement dated October 7, 1988, between Southampton and Buyer, the Power Purchase and Operating Agreement dated October 7, 1988, between Altavista and Buyer and the Power Purchase and Operating Agreement dated October 7, 1988, between Hopewell and Buyer (collectively the “Power Purchase Agreements,” and, individually, a “Power Purchase Agreement”); and

        WHEREAS, Sellers desire to secure an exclusive option to sell to Buyer, and Buyer desires to secure an exclusive option to purchase from Sellers, the Purchased Interests, pursuant to the terms of this Agreement; and

        WHEREAS, effective immediately prior to the Effective Time, Sellers intend to cause the Partnerships to assign to Sellers the Retained Assets and Retained Liabilities; and

        WHEREAS, Buyer has agreed to assume the Assumed Liabilities; and

        WHEREAS, the Consent and Waivers have been executed and delivered; and

        WHEREAS, Guarantors join in this Agreement solely for the purpose of evidencing their agreements and obligations set forth in Sections 2.9, 5.13 and 8.2; and

        WHEREAS, Buyer and Sellers acknowledge that it is contemplated that, upon acquisition of all of the Purchased Interests by Buyer, by operation of law each of the Partnerships will dissolve and be terminated and title to the Assets (other than the Retained Assets) will be transferred to Buyer and the Power Purchase Agreements will be terminated, and certain actions will be required to maintain, transfer or reissue the Permits and certain of the Contracts necessary for or appropriate to the operation of the Facilities by Buyer from and after the Closing.

        NOW THEREFORE, in consideration of the premises and of the mutual representations, warranties and covenants herein contained, the Parties agree as follows:

ARTICLE 1

DEFINITIONS AND CONSTRUCTION

         1.1.   Defined Terms. Capitalized terms not otherwise defined in this Agreement shall have the meanings given to them as follows:

        “Accounts Receivable” shall have the meaning given such term in the definition of “Retained Assets.”

        “Adjustment Amount” shall have the meaning given such term in Section 2.8.

        “Affiliate” shall mean, with respect to any Person, any other Person that, directly or indirectly, controls, is controlled by, or is under a common control with, such Person. The term “control” (including the terms “controlled by” and “under common control with”) as used in the preceding sentence means the possession, directly or indirectly, of the power to direct or cause the direction of management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise.

        “Agreement” shall mean this Put and Call Agreement and the Exhibits and Schedules referred to herein and attached hereto.

        “Amended Sellers’ Disclosure Schedule” shall have the meaning given such term in Section 5.14(a).

        “Applicable Percentage” shall mean thirty-two and one-half percent (32.5%) with respect to Westmoreland and sixty-seven and one-half percent (67.5%) with respect to LG&E.

        “Assets” shall mean all of the assets of the Partnerships, including the Books and Records, Contracts, Equipment, Intellectual Property Rights, Inventory, prepaid expenses, intangible assets and Real Property but excluding the Retained Assets.

        “Assumed Liabilities” shall mean any and all Liabilities of the Partnerships arising or accruing from and after the Effective Time or required to be performed from and after the Effective Time including (i) Liabilities pursuant to the Contracts listed on Schedule 3.15(a) (as such Schedule 3.15(a) is supplemented and updated pursuant to Section 5.14) or any Contracts not required to be listed on Schedule 3.15(a) which contemplate performance of all or a portion thereof from and after the Effective Time and which are entered into in the ordinary course of business or in accordance with the Partnership Budgets prior to the Effective Time (in any such case, other than any obligation or liability resulting from any default or non-performance by a Partnership or Seller prior to the Effective Time or which constitutes a Retained Liability), (ii) in respect of trade payables and account payables of any Partnership payable after the Effective Time with respect to goods or services to be provided after the Effective Time relating to the Assets or the operation of the Facilities which are incurred in the ordinary course of business or in accordance with the Partnership Budgets, (iii) which are allocated to Buyer pursuant to the proration contemplated in Section 7.4, (iv) in respect of the Combined Debt Obligations, (v) arising out of or accruing in connection with the termination of the Power Purchase Agreements, including, any obligations or liabilities arising or accruing after the Effective Time with respect to any “Energy Services Agreement” with any Partnership as a result of the termination of the Power Purchase Agreements, (vi) arising or accruing from and after the Effective Time from the ownership or operation of the Facilities and the Assets, (vii) Environmental Liabilities arising or accruing from and after the Effective Time, other than Retained Environmental Liabilities and Seller Liabilities, (viii) arising or accruing from and after the Effective Time under that certain Stipulation and Agreement dated October 1, 1998 between Southampton and Buyer, (ix) arising or accruing from and after the Effective Time as a result of a change in Permit requirements or other Law adopted prior to, on or after the Effective Time, to the extent compliance with such requirement or Law is not required until after the Effective Time, including any fine or penalty attributable to a condition of, or existing on, the Facilities or other Assets during the period beginning at the Effective Time, but specifically excluding any fine or penalty payable in respect of any period prior to the Effective Time which is attributable to a condition of, or existing on, the Facilities or other Assets prior to the Effective Time, and (x) in respect of costs or expenses incurred to comply with any changes in Permit requirements or other Law which becomes effective on or after the Effective Time (even if such requirement or Law was adopted prior to the Effective Time); provided, however that the Assumed Liabilities shall not include any of the Retained Liabilities.

        “Books and Records” shall mean all original books, records, data and information owned or possessed by each Partnership and all books, records, data and information with respect to the operation of the Facilities possessed by any Seller in its capacity as a general partner of the Partnership, including minute books, financial and accounting records, purchase orders and invoices, sales orders and sales order log books, credit and collection records with respect to customers and supply sources, and all other general correspondence, records, books and files possessed by each Partnership, including all records (maintenance and otherwise), drawings and warranties relating to Equipment, but excluding the Retained Records.

        “Buyer” shall have the meaning given such term in the first sentence of this Agreement.

        “Call” shall have the meaning given such term in Section 2.1(b)(i).

        “Call Notice” shall have the meaning given such term in Section 2.1(b)(ii).

        “Claim” shall mean all demands, claims, actions, investigations, causes of action, proceedings and arbitrations, regardless of whether ultimately determined to be valid.

        “Claim for Remediation or Repair” shall have the meaning given such term in Section 7.3(e)(i).

        “Clean-Up” shall mean all actions required to: (1) contain, clean-up, remove, treat or remediate Hazardous Materials so that they do not migrate, endanger or threaten to endanger public health or welfare or the indoor or outdoor environment; (2) perform pre-remedial studies and investigations and post-remedial monitoring and care; or (3) respond to any government requests for information or documents in any way relating to clean-up, removal, treatment or remediation or potential clean-up, removal, treatment or remediation of Hazardous Material in the indoor or outdoor environment.

        “Closing” shall have the meaning given such term in Section 2.5.

        “Closing Date” shall have the meaning given such term in Section 2.5.

        “Closing Pay-Off Amount” shall have the meaning given such term in Section 2.6.

        “Combined Closing Inventory Count” shall have the meaning given such term in Section 2.8(b).

        “Combined Closing Inventory Report” shall have the meaning given such term in Section 2.8(b).

        “Combined Debt Obligations” shall mean the aggregate of all of the Debt Obligations of all of the Partnerships determined on a combined basis.

        “Confidentiality Agreement” shall mean that certain agreement regarding confidentiality of information dated as of July 31, 2000 between the Partnerships and Buyer.

        “Consent and Waiver” shall mean each Consent and Waiver re: Credit Agreement Prepayment, Notices and SWAP Termination and Amendment to Letter of Credit and Credit Agreement, dated as of November, 2000, among the Borrower, Independent Engineer, Administrative Agent, Credit Bank and Majority Lenders, each of the foregoing capitalized terms as defined in each of the Credit Agreements and shall collectively be referred to as the Consent and Waivers.

        “Contracts” shall mean all contracts, agreements, leases and licenses to which any Partnership is a party or by which any Partnership or any of its respective properties are bound.

        “Credit Agreements” shall mean the Amended and Restated Construction Loan and Term Loan Facility dated as of April 1, 1990, as amended, to which each of the Partnerships is a party and the related documents, all as listed on Schedule 1.1(a).

        “Current Balance Sheet” shall mean the unaudited balance sheet of each of the Partnerships as of September 30, 2000 attached hereto as Schedule 1.1(b).

        “Debt Adjustment” shall have the meaning given such term in Section 2.3(a).

        “Debt Obligations” shall mean all of the outstanding liabilities and obligations of each Partnership pursuant to the Outstanding Bonds and the Credit Agreements, including the Swap Obligations and including interest, premiums, prepayment penalties, and breakage fees incurred on account of payment of the Debt Obligations prior to their maturity in order to satisfy all Debt Obligations as of the Closing Date (and in the case of the Outstanding Bonds, such amounts necessary to defease the Outstanding Bonds on the Closing Date), but excluding any fees, penalties, costs, expenses, default or penalty interest accruing or incurred prior to the Closing Date other than in connection with the prepayment, termination or defeasance of the Debt Obligations as contemplated in this Agreement.

        “Effective Time” shall mean the time of day on the Closing Date when Buyer and Sellers agree that the Closing has actually occurred.

        “Encumbrance” shall mean any right, option, right of refusal, restriction, covenant, condition, agreement, lien, pledge, security interest, mortgage or encumbrance of title.

        “Environmental Claim” shall mean any claim, action, cause of action, investigation or written notice, arising, filed or made either before or after the Effective Time, by a Person or entity (other than Buyer) alleging potential Environmental Liability against Buyer or any Partnership or against any person for whom Buyer or such Partnership may be responsible by law or contract (including potential liability for investigatory costs, Clean Up costs, governmental response costs, natural resources damages, property damages, personal injuries, or penalties) under any Environmental Law arising out of, based on or resulting from (a) the presence, or Release, of any Hazardous Material at any location, whether or not owned, leased or operated by Buyer or such Partnership, and caused by or arising out of any operations on the Real Property, or (b) circumstances forming the basis of any violation, or alleged violation, of Environmental Law or Environmental Permits by Buyer or such Partnership.

        “Environmental Indemnification Limit” shall have the meaning given such term in Section 7.2(c)

        “Environmental Law” shall mean all applicable Laws relating to pollution or protection of human health or the environment, including Laws relating to Releases or threatened Releases of Hazardous Material or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, Release, disposal, transport or handling of Hazardous Material and all Laws with regard to record keeping, notification, disclosure and reporting requirements respecting Hazardous Material; provided, however, that Environmental Law does not include the federal Occupational Health and Safety Law or any other similar Law.

        “Environmental Liability” shall mean any Liability resulting from an Environmental Claim, whether or not the circumstance giving rise to the Environmental Claim is or was discovered prior to the Effective Time, from (i) failure to comply with any requirement of an Environmental Law, (ii) failure to obtain or comply with any required Environmental Permit, (iii) a Remedial Action, or (iv) harm or injury to any person, to public health, or to the environment as a result of actual or threatened exposure to Hazardous Material.

        “Environmental Permits” shall mean all Permits required under any applicable Environmental Law.

        “Equipment” shall mean all machinery, vehicles, equipment, furniture, fixtures, furnishings, parts, tools, engineering and other items of tangible personal property owned or leased by any Partnership in the operation of any Facility.

        “Facilities” and “Facility” shall have the meanings given such terms in the Recitals of this Agreement.

        “Facility Operating Agreements” shall mean the Facility Operating Agreements to be effective as of the Closing Date between Buyer and LG&E Power Services Inc. with respect to the Southampton Facility, between Buyer and LG&E Power Services Inc. with respect to the Altavista Facility and between Buyer and LG&E Power Services Inc. with respect to the Hopewell Facility in the forms attached hereto as Exhibits A-1, A-2 and A-3.

        “FERC” shall mean the Federal Energy Regulatory Commission.

        “FERC Transaction Approval” shall have the meaning given such term in Section 5.2.

        “Financial Statements” shall mean the audited balance sheet of each Partnership and statements of income and cash flows as of and for the year ended December 31, 1999, including the notes thereto, attached hereto as Schedule 1.1(c).

        “GAAP” shall mean generally accepted accounting principles as in effect in the United States of America as of the date and period covered by the subject financial statement.

        “General Indemnification Limit” shall have the meaning given such term in Section 7.2(c).

        “Governmental Authority” shall mean the United States and any state, county, city or other political subdivision or other governmental department, commission, board, bureau, agency, court or instrumentality.

        “Guarantors” shall have the meaning given such term in the first sentence of this Agreement.

        “Hazardous Material” means (A) any substance, chemical, compound, product, solid, gas, liquid, waste, byproduct, pollutant, contaminant or material which is classified or regulated as a “hazardous substance” or “extremely hazardous substance” as those terms are defined in the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. Section 9601 et seq., and under the Emergency Planning and Community Right-To-Know Act of 1986, 42 U.S.C. Section 11000 et seq., (B) petroleum (including crude oil or any fraction thereof), and (C) a “hazardous waste” as that term is defined in 40 C.F.R. § 261.3(a)(2)(ii).

        “HSR Act” means the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

        “Indemnified Party” shall have the meaning given such term in Section 7.2(a).

        “Indemnifying Parties” shall have the meaning given such term in Section 7.2(a).

        “Indenture” shall have the meaning given such term in each of the Credit Agreements and shall collectively be referred to herein as the Indentures.

        “Independent Accountants” shall have the meaning given such term in Section 2.8(d).

        “Insurance Policies” shall have the meaning given such term in Section 3.17.

        “Intellectual Property Rights” shall have the meaning given such term in Section 3.26(a).

        “Inventory” shall mean all inventories of goods and supplies owned by any Partnership, including fuel and spare parts.

        “Knowledge of Buyer” means, and shall be limited to, the current actual knowledge of Gary L. Edwards, Jeff L. Jones and E. Paul Hilton, who, Buyer represents and warrants to Sellers, have primary responsibility for the matters relating to the representations and warranties of Buyer.

        “Knowledge of Sellers” and “to Sellers’ Knowledge” mean, and shall be limited to, the current actual knowledge of the individuals set forth in Schedule 1.1(d)(i) and Schedule 1.1(d)(ii), who, Sellers represent and warrant to Buyer, include the representatives and agents of the Partnership and their Affiliates who have primary responsibility for the matters relating to the representations and warranties of Sellers. Notwithstanding the foregoing, with respect to the Real Property, only the individuals set forth on Schedule 1.1(d)(ii) shall be deemed to have Sellers’ Knowledge.

        “Laws” shall mean any constitution, statute, code, regulation, rule, injunction, judgment, order, decree, ruling, charge, permit, license or other authorization or restriction of any applicable Governmental Authority.

        “Lenders” shall mean the (i) the Industrial Development Authority of Southampton County, Virginia, the Industrial Development Authority of Campbell County, Virginia and the Industrial Development Authority of the City of Hopewell, Virginia and (ii) each of the Lenders which is a party to any of the Credit Agreements or Swap Obligations.

        “Letter Agreement” shall mean that certain letter agreement dated September 6, 2000, as amended and restated November 21, 2000, between Buyer, Westmoreland Energy, Inc. and LG&E Power Operations, Inc. pertaining to matters related to the failure of the Parties to consummate the transactions contemplated in this Agreement on account of certain conditions specified therein.

        “Liabilities” means liabilities, debts or obligations, absolute or contingent, matured or unmatured, liquidated or unliquidated, accrued or unaccrued, known or unknown.

        “Loss Threshold” shall have the meaning given such term in Section 7.2(c).

        “Losses” shall mean all debts, liabilities, obligations, losses, damages, costs and expenses (including, interest including prejudgment interest in any litigated matter), penalties, fines, court costs and reasonable consultants’ and attorneys’ fees and expenses, judgments, settlements and assessments.

        “Massey” shall have the meaning given such term in Section 5.16.

        “Massey Coal Supply Agreements” shall mean the Coal Supply Agreement between each of Hopewell and Southampton and Massey Coal Sales Company, Inc. as successor to United Coal Company.

        “Massey Litigation” shall mean LG&E Westmoreland Southampton v. Massey Coal Sales Company, Inc., et al., Case No. HN 584 and LG&E Westmoreland Hopewell v. Massey Coal Sales Company, Inc. et al., Case No. HN 594, now pending in the Circuit Court of the City of Richmond, Virginia.

        “Material Adverse Effect” shall mean any material and adverse effect on (i) the ownership of the Purchased Interests, taken as a whole, (ii) the assets, financial condition or results of operations of any of the Partnerships or (iii) the condition, use or operation of any of the Facilities.

        “Option Price” shall have the meaning given such term in Section 2.3(a).

        “Outstanding Bonds” shall mean the obligations and liabilities with respect to the (i) $10,000,000 Industrial Development Authority of the County of Campbell, Virginia Variable Rate Demand Exempt Facility Revenue Bonds (Hadson Power 12-Altavista Project) 1990 Series A, (ii) $9,600,000 Industrial Development Authority of Southampton County, Virginia Variable Rate Demand Exempt Facility Revenue Bonds (Hadson Power 11 – Southampton Project) 1990 Series A and (iii) $8,900,000 Industrial Development Authority of the City of Hopewell, Virginia Variable Rate Demand Exempt Facility Revenue Bonds (Hadson Power 13 – Hopewell Project) 1990 Series A, and the Indentures pursuant to which such bonds have been issued and the related agreements, all as set forth on Schedule 1.1(a).

        “Partnership” and “Partnerships” shall have the meanings given such terms in the Recitals of this Agreement.

        “Partnership Budgets” shall mean the 2000 operating budgets of the Partnerships, copies of which are attached hereto as Schedule 1.1(e) and the 2001 operating budgets of the Partnerships as finally completed pursuant to the terms of the Credit Agreements.

        “Party” and “Parties” shall have the meanings given such terms in the first sentence of this Agreement.

        “Permits” shall mean all licenses, identification numbers, permits, certificates, orders, consents, approvals, registrations, authorizations, qualifications and filings required under all applicable Laws.

        “Permitted Encumbrances” shall mean those:

        (i)   Encumbrances set forth on Schedule 1.1(f);

        (ii)   Encumbrances for Taxes which are not yet due and payable;

        (iii)   Exceptions to title which are contained in the following title insurance commitments:

(1)	Chicago Title Insurance Company ALTA Commitment for Title Insurance File No. 001027, Effective Date September 8, 2000 (First Reissue) (Hopewell Facility);

(2)	Chicago Title Insurance Company ALTA Commitment for Title Insurance File No. 001026, Effective Date September 7, 2000 (First Reissue) (Southampton Facility); and

(3)	Chicago Title Insurance Company ALTA Commitment for Title Insurance File No. 001028, Effective Date September 4, 2000 (First Reissue) (Altavista Facility);

        (iv)   Any matters shown on the following as-built surveys:

(1)	Hopewell Facility - Prepared by J. K. Timmons & Assoc., P.C. dated November 24, 1992, revised December 3, 1992;

(2)	Altavista Facility - Prepared by Hart & Proffitt, Inc., dated December 9, 1991, revised October 22, 1992; and

(3)	Southampton Facility - Prepared by Hart & Proffitt, Inc., dated September 2, 1992, revised November 4, 1992;

        (v)   Purchase money security interests for payment obligations less than $10,000 individually or $50,000 in the aggregate;

        (vi)   Encumbrances in respect of leases of Equipment by third parties to any Partnership; and

        (vii)   Encumbrances in respect of Assumed Liabilities, which Encumbrances arise pursuant to California partnership law upon any distribution of Assets upon dissolution of any Partnership.

        “Person” shall mean any natural person, firm, partnership, association, corporation, limited liability company, trust, entity, public body or government.

        “Phase I Reports” shall mean each of (i) the Phase I Environmental Site Assessment Report for LG&E-Westmoreland Altavista dated October 31, 2000 prepared by Virginia Geotechnical Services, P.C., (ii) the Phase I Environmental Site Assessment Report for LG&E-Westmoreland Hopewell dated October 31, 2000 prepared by Virginia Geotechnical Services, P.C., and (iii) the Phase I Environmental Site Assessment Report for LG&E-Westmoreland Southampton dated October 31, 2000 prepared by Virginia Geotechnical Services, P.C.

        “Potential Retained Remedial Actions” shall have the meaning given such term in Section 7.2(f).

        “Power Purchase Agreement” and “Power Purchase Agreements” shall have the meanings given such terms in the Recitals of this Agreement.

        “Pre-Closing Facility Operating Agreements” shall mean each of (i) Agreement dated September 29, 1989 between Hadson Power 11 – Southampton and UC Operating Systems in respect of the Southampton Facility, as amended, (ii) Agreement dated June 15, 1989 between Hadson Power 13 – Hopewell and UC Operating Systems in respect of the Hopewell Facility, as amended, and (iii) Agreement dated June 15, 1989 between Hadson Power 12 – Altavista and UC Operating Systems in respect of the Altavista Facility, as amended.

        “Principal Management” shall mean the authority to direct the handling of the subject matter of a Claim for Remediation or Repair as provided in Section 7.2(e)(i).

        “Project Reserves” shall mean all amounts reserved on the Books and Records of each Partnership as of the Effective Time and all amounts in debt protection, repair and maintenance and other accounts as of the Closing pursuant to the Credit Agreements or any other agreements in respect of the Debt Obligations, amounts reserved in respect of liabilities under that certain Stipulation and Agreement dated October 1, 1998 between Southampton and Buyer, including amounts that are or would be classified as “restricted assets,” “cash equivalents,” “short term investments” and “invested (or ‘investment of’) bond proceeds” as set forth on the Current Balance Sheet or the Financial Statements and letters of credit provided in respect of any of such obligations.

        “Purchased Interests” shall have the meaning given such term in the Recitals of this Agreement.

        “Put” shall have the meaning given such term in Section 2.1(a)(i).

        “Put Notice” shall have the meaning given such term in Section 2.1(a)(ii).

        “QF” shall have the meaning given such term in Section 2.4.

        “Raw Materials Inventory” shall have the meaning given such term in Section 5.15.

        “Real Property” shall mean the real property owned by the Partnerships and any and all rights, title and interests of the Partnerships in real property, together with all fixtures, structures and improvements located thereon and appurtenances belonging thereto, including all easements, licenses, rights, claims and interests necessary or appropriate to the operation of the Facilities.

        “Recognized Environmental Condition” shall mean the presence or likely presence of any Hazardous Material on a property under conditions that indicate an existing Release, a past Release, or a material threat of a Release of any Hazardous Material. The term includes the Release of Hazardous Material even under conditions in compliance with Environmental Laws. The term is not intended to include de minimis conditions that generally do not present a material risk of harm to public health or the environment and that generally would not be the subject of an enforcement action, including a notice of violation, if brought to the attention of appropriate Governmental Authority.

        “Records” shall have the meaning given such term in Section 5.10.

        “Release” shall mean any release, spill, emission, discharge, leaking, pumping, injection, deposit, disposal, dispersal, leaching or migration into the outdoor environment (including ambient air, surface water, groundwater and surface or subsurface strata), or into or out of any property, including the movement of Hazardous Material through or in the air, soil, surface water, groundwater or property.

        “Remedial Action” shall mean any action or proceeding initiated by a Governmental Authority or third party to (a) cause the removal of any Hazardous Material, or (b) to correct or prevent an environmental problem resulting from the prior treatment, storage or disposal of Hazardous Material or to recover the cost of either.

        “Required Consents” shall mean those material consents, approvals and waivers, each of which is set forth on Schedule 1.1(g)(i) on the part of Sellers or the Partnerships and Schedule 1.1(g)(ii) on the part of Buyer that are required in connection with the consummation of the transactions contemplated herein and for the operation of the Facilities from and after the Closing in a manner consistent with the operation of the Facilities (i) pursuant to that letter agreement dated September 6, 2000, as amended, between Buyer and Hopewell regarding the regulatory status of the Hopewell Facility under the Public Utility Regulatory Policies Act of 1978, as amended, and (ii) otherwise in accordance with the terms of the Power Purchase Agreement as in effect on the date hereof.

        “Retained Assets” shall mean the Retained Claims, Retained Records, all contracts of insurance and all insurance proceeds and refunds under the Partnership’s policies of insurance in effect prior to Closing, all cash, bank accounts and bank account balances and deposits and other cash equivalents, including accounts receivable (the “Accounts Receivable”) of the Partnerships, Project Reserves on hand or receivable by the Partnerships as of the Closing Date, the Supplemental Agreement for Ash Removal Services dated March 23, 1990 between Hadson Power 11 – Southampton and HD/WS Corporation, as amended, the Supplemental Ash Agreement for Ash Removal Services dated March 23, 1990 by Hadson Power 13 – Hopewell and HD/WS Corporation, as amended, and the Supplemental Agreement for Ash Removal Services dated March 23, 1990 between Hadson Power 12 – Altavista and HD/WS Corporation, as amended, and all guarantees in respect thereof and that certain Real Estate Option agreement between Bridgestone/Firestone, Inc. and Ultra Cogen Systems, Inc. as of the 24th day of August, 1989.

        “Retained Claims” shall mean any claims, demands, actions, causes of action, proceedings, defenses, counterclaims, rights of collection, indemnity or contribution and other rights and interests of (1) each of the Partnerships against LG&E Engineers and Constructors, Inc. (“LECI”) under their respective Contracts for Engineering, Procurement and Construction Services dated June 15, 1989, as amended and supplemented by change order, between each such Partnership and LECI, (2) Southampton and those Sellers which own a partnership interest of Southampton against (a) Constellation Operating Services, a California general partnership formerly known as UC Operating Services (“COS”), (b) COSI Ultra, Inc., a Maryland corporation and a partner of COS, (c) COSI Ultra II, Inc., a Maryland corporation and a partner of COS, (d) LG&E Power Services Inc., a California corporation formerly known as LG&E Power Operating Services Inc. (“LPS”) and Ultrapower Services Inc. and Ultrapower Services Incorporated, and a former partner of COS, or (e) any successors or assigns of the foregoing parties, resulting from or arising out of any and all debts, obligations and liabilities of any nature arising (A) under or by reason of any actual or alleged breach of the Facility Operating Agreement dated September 29, 1989, between Southampton (formerly Hadson Power 11 – Southampton) (the “Southampton Pre-Closing Facility Operating Agreement”) and COS, as amended (or under any predecessor agreement relative to the Southampton Project), or (B) out of any Claim whether asserted or commenced by a private party or by any governmental authority or regulatory body, in each case to the extent (but only to the extent) such debts, obligations or liabilities arising under (A) or (B) above, result from, arise out of or relate specifically to (x) any actual or alleged failure of the Southampton Facility to meet the statutory or regulatory standards, requirements or criteria for achieving or maintaining its status as a “qualifying cogeneration facility” under the Federal Power Act, as amended, the Public Utility Regulatory Policies Act of 1978, as amended, or any similar state laws, rules or regulations, at any time prior to the date hereof (including any debts, obligations or liabilities arising, or Claims, asserted or commenced, following the date hereof in connection with the foregoing, or arising out of or relating to those Federal Energy Regulatory Commission proceedings involving Southampton, under FERC Docket Nos. QF88-84-006 and EL 94-45-001, any appeals thereof, or any subsequent rate proceedings that may result from such proceedings), or (y) in the case of clause (A), above, any actual or alleged breach of that Southampton Pre-Closing Facility Operating Agreement resulting from the acts or omissions of COS, the actions or omissions of any employees or agents of COS, or the acts or omissions of any employees or agents of LPS or LG&E, the indirect parent company of LPS, committed while performing contract services or other similar written agreements between LPS or LG&E and COS (including that certain Agreement to Provide Contract Employees between LPS (formerly Ultrapower Services Incorporated) and COS, dated October 26, 1987) whereby COS utilized employees or agents of LPS or LG&E in furtherance of COS’ business or operations, which acts or omissions caused or resulted in the actual or alleged failure to meet such statutory or regulatory standards, requirements or criteria, (3) each Partnership related to or arising out of the Pre-Closing Facility Operating Agreements, (4) each Partnership against any third party in respect of Liabilities of the Partnership for Retained Liabilities, and (5) the Sellers, partners of Sellers and Fourfold Cogeneration Corporation with respect to the winding up of the affairs of the partners of the Partnership, including the resolution of certain matters that are not required to be listed on Schedule 3.11 and certain other matters listed on Schedule 3.11.

        “Retained Environmental Liabilities” shall mean any and all Environmental Liabilities arising or accruing prior to, on or after the Effective Time either (i) from any Recognized Environmental Condition listed on the Phase I Reports, which is listed on Schedule 1.1(h) or (ii) with respect to any condition of the Assets or any of the Facilities or on the Real Property existing prior to the Effective Time, including any Environmental Liability with respect to such condition which arises or accrues during, or as a result of, the Partnerships’ ownership or operation, prior to the Effective Time, of the Facilities or the Assets; provided however, Retained Environmental Liabilities shall not include the Assumed Liabilities set forth in clause (ix) or (x) of the definition of Assumed Liabilities.

        “Retained Liabilities” shall mean any and all Liabilities of the Partnerships arising or accruing prior to the Effective Time and shall include any and all Liabilities (1) for any Retained Environmental Liabilities, (2) relating to or arising under the Pre-Closing Facility Operating Agreements, (3) for any fine or penalty (whether arising or accruing prior to or after the Effective Time) which is payable in respect of any period prior to the Effective Time and attributable to a condition of, or existing on, the Facilities or other Assets prior to the Effective Time, (4) in respect of costs or expenses incurred to comply with any change in Permit requirements or other Law adopted prior to, on or after the Effective Time to the extent compliance with such requirement or Law is required prior to the Effective Time; (5) with respect to any matter pursuant to which a Project Reserve (other than (i) the Debt Protection Account reserves (including reserves in respect of the Stipulation and Agreement as referenced in the definition of Assumed Liabilities) and the Repair and Maintenance Account reserves established in connection with the Credit Agreements or the Debt Obligations, (ii) funds for catwalks at each of the Facilities, and (iii) funds for construction in connection with the Hopewell steam line) exists on the Current Balance Sheet of each of the Partnerships (without taking into account the amount of any such Project Reserve), or (6) which are Seller Liabilities; provided, however that the Retained Liabilities shall not include (A) any of the Assumed Liabilities, (B) any requirement imposed upon Buyer in order for Buyer to obtain, maintain, transfer or renew any Permit (including any Environmental Permit) listed on Schedule 3.25(a) or (b) for any Facility or its operations, or to obtain any Permit listed on Schedule 3.25(c), (C) any Liabilities with respect to any requirements for further reduction of nitrogen oxide emissions arising from U.S. EPA’s Nox SIP Call or Section 126 rules, (D) any requirement to make a physical modification to, or change in the method of operation of, any of the Facilities which becomes effective after the Effective Date and arises from U.S. EPA’s enforcement of Prevention of Significant Deterioration or Non-Attainment New Source Review requirements under the Clean Air Act, or the enforcement of such requirements or their State analogs by any Governmental Authority or Person, but excluding any fine or penalty described in clause (3) above; or (E) any Liability (other than an Environmental Liability) in respect of the physical condition of the Facilities, other than for, or arising from, a breach of a representation, warranty or covenant of Sellers pursuant to this Agreement.

        “Retained Records” shall mean (i) any Books and Records to the extent relating to Retained Assets or Retained Liabilities; (ii) any notices, correspondence or other communications (whether in written, electronic or other form) from any Seller to any partner or shareholder of any Seller or from any general partners or shareholders of any Seller to any Person (other than any Partnership or in respect of operation or maintenance of the Facilities), (iii) any notices, correspondence or other communications (whether in written, electronic or other form) from or possessed by any of the Sellers to the extent that any such notices, correspondence, or other communication does not relate to the operation of the Facilities, (iv) any Books and Records to the extent relating to the status of the Facility owned by Southampton as a QF or any disputes, demands or other communications between any Partnership and Buyer with respect to or arising out of the Power Purchase Agreements, (v) any forward looking pro forma financial statements and financial information with respect to any Partnership or Facility, (vi) any accounting software and computer software and databases of any Seller or their Affiliates not used exclusively in the operation of the Facilities, including any systems integrated with the systems of any Affiliate of any Seller, (vii) any electronic communications, including e-mails, (x) which are not on the computers located at the Facilities or (y) which are the subject of clauses (i) – (v) and (vii) – (viii) or (z) not relating exclusively to the operation of the Facilities, and (viii) information provided possessed by the Partnership that was provided under an agreement of confidentiality, the provisions of which prevent disclosure without consent.

        “Sale Agreement” shall have the meaning given such term in each of the Credit Agreements and shall collectively be referred to as the Sale Agreements.

        “Sale Agreement Consent and Waiver” shall mean each Consent and Waiver Re: Notices, dated as of November, 2000 among Administrative Agent, Trustee, the Authority, the Registrar and the Borrower, each as defined in the Sale Agreement referred to therein and shall collectively be referred to as the Sale Agreement Consent and Waivers.

        “SEC Approval” shall have the meaning given such term in Section 5.3.

        “Securities Act” shall have the meaning given such term in Section 4.6.

        “Seller” and “Sellers” shall have the meaning given such term in the first sentence of this Agreement.

        “Seller Indemnified Parties” shall have the meaning given such term in Section 7.3(a).

        “Seller Liabilities” shall mean (i) any Liability arising or accruing prior to the Effective Time under the Massey Coal Agreements, including any Liability relating to any coal purchased by the Partnerships or that the Partnerships were required to purchase pursuant to the Massey Coal Agreements prior to the Effective Time, (ii) any Liability relating to any ash shipped from any of the Facilities prior to the Effective Time, (iii) any Environmental Liability arising or accruing as a result of any occurrence or condition existing prior to or as of the Effective Time which results in the presence at the Facility owned by Hopewell of either (a) lead in site soils or (b) chlorinated hydrocarbons, non-chlorinated hydrocarbons, lead and chromium in groundwater at the site, and (iv) and Liability for which Sellers have agreed to indemnify Buyer pursuant to Section 5.14(a).

        “Sellers’ Disclosure Schedule” shall mean the disclosure schedule entitled “Sellers’ Disclosure Schedule” attached hereto covering disclosures by Sellers with respect to their representations and warranties in this Agreement.

        “Sellers’ Representatives” shall have the meaning given such term in Section 7.3(e).

        “Spare Parts Inventories” shall have the meaning given such term in Section 5.15.

        “Statement of Debt Adjustment” shall have the meaning given such term in Section 2.3(a).

        “Swap Agreements” shall mean the Interest Rate and Currency Exchange Agreements to which each of the Partnerships is a party, listed on Schedule 1.1(a).

        “Swap Obligations” shall mean the obligations of each of the Partnerships under Interest Rate and Currency Exchange Agreements entered into with certain of the Lenders listed on Schedule 1.1(a) to pay fees and breakage amounts required to be paid thereunder in order to terminate such agreements in connection with the prepayment of the Combined Debt Obligations in the manner contemplated in this Agreement.

        “Tax” or “Taxes” shall mean any federal, state, county, local, or foreign taxes, charges, levies, imposts, duties, other assessments, or similar charges of any kind whatsoever, including any interest, penalties and additions imposed thereon or with respect thereto.

        “Tax Return” shall mean any report, return, information return or other information required to be supplied by any Partnership to a taxing authority in connection with Taxes.

        “Termination Date” shall mean the earlier of the date the Agreement is terminated pursuant to Section 8.1 and September 30, 2001.

        “Termination Fee” shall have the meaning given such term in Section 8.2(b).

        “Termination Letters of Credit” shall have the meaning given such term in Section 8.2(b).

        “Third Party Employers” shall have the meaning given such term in Section 3.23(a).

        “Total Consideration” shall have the meaning given such term in Section 2.3.

        “VSCC” shall mean the Virginia State Corporation Commission.

        “VSCC Application” shall have the meaning given such term in Section 5.1.

        “VSCC Approval” shall have the meaning given such term in Section 5.1.

        1.2     Construction. All article, section, subsection, schedule and exhibit references herein are to this Agreement unless otherwise specified. All schedules and exhibits attached to this Agreement constitute a part of this Agreement and are incorporated herein. Unless the context of this Agreement clearly requires otherwise, (i) the singular shall include the plural and the plural shall include the singular wherever and as often as may be appropriate, (ii) the words “includes” or “including” shall mean “including without limitation,” and (iii) the words “hereof,” “herein,” “hereunder,” and similar terms in this Agreement shall refer to this Agreement as a whole and not any particular section or article in which such words appear.

ARTICLE 2
PUT AND CALL

        2.1      Put and Call.

                 (a)      Put.

                          (i)     Buyer hereby grants to Sellers an absolute right and option to require Buyer to purchase and accept the transfer of all of the Purchased Interests from Sellers pursuant to the terms and conditions set forth in this Agreement (the “Put”).

                          (ii)     The Put shall be exercisable by Sellers at any time from and after January 5, 2001, and before September 30, 2001. To exercise the Put, Sellers’ Representatives shall jointly deliver to Buyer written notice of the exercise of the Put substantially in the form of Exhibit B attached hereto (the “Put Notice”). Upon delivery of such Put Notice, the Closing shall occur on the Closing Date, which is to be determined pursuant to Section 2.5 below.

                 (b)      Call.

                          (i)     Sellers hereby grant to Buyer an absolute and exclusive right and option to require Sellers to sell and transfer all of the Purchased Interests to Buyer pursuant to the terms and conditions set forth in this Agreement (the “Call”).

                           (ii)     The Call shall be exercisable by Buyer at any time on or after March 1, 2001 and before September 30, 2001. To exercise the Call, Buyer shall transmit to Sellers’ Representatives written notice of exercise of the Call substantially in the form of Exhibit C attached hereto (the “Call Notice”). Upon delivery of such Call Notice, the Closing shall occur on the Closing Date, which is to be determined pursuant to Section 2.5 below.

         2.2.      Assumption of Retained Assets and Liabilities. Effective immediately prior to the Effective Time and subject to the Closing actually occurring, Sellers shall cause each of the Partnerships to distribute and assign to Sellers all of the Retained Assets and Retained Liabilities, and Sellers shall assume all of the Retained Liabilities pursuant to an Assignment of Retained Assets and Retained Liabilities substantially in the form of Exhibit D (the “Assignment and Assumption of Retained Assets and Retained Liabilities”). Sellers shall discharge, pay and perform the Retained Liabilities when and as they become due and payable except for such Retained Liabilities that are the subject of a good faith dispute by any of Sellers or any of the Partnerships, each of which shall be resolved by Sellers in a manner that does not cause Buyer to incur any Losses or Claims.

        2.3.      Consideration.

         (a)      Cash Consideration. Subject to the terms and conditions of this Agreement, including the adjustment provided for pursuant to Section 2.7, and in consideration of the transactions described in Section 2.1, at the Closing, Buyer shall pay to Sellers the aggregate amount (the “Option Price”) of (i) $55,000,000 minus (ii) (X) the prorated (as of the Closing Date) portion of the principal payments(s) due for the period from January 5, 2001 to the Closing Date with respect to the Combined Debt Obligations and (Y) all interest accrued on the Combined Debt Obligations from January 5, 2001 to the Closing Date which, in each case, is unpaid as of the Closing Date plus (iii) the amount of any Combined Debt Obligations (other than principal payments due for periods from and after January 5, 2001 and interest accrued thereon from and after January 5, 2001) paid by the Partnerships or on behalf of the Partnerships by Sellers in respect of any acceleration or breakage (only as contemplated in this Agreement) of the Combined Debt Obligations prior to the Closing (the additions and/or subtractions pursuant to the preceding clauses (ii) and (iii) and the next succeeding sentence being the “Debt Adjustment”). In the event the Closing Date occurs on or after June 15, 2001, the Debt Adjustment shall be decreased by an amount equal to all principal and interest paid in respect of the Combined Debt Obligations for the period from December 15, 2000 to January 5, 2001. Buyer shall pay to Sellers the Option Price by wire transfer or delivery of immediately available funds in accordance with the payment instructions and allocated to each of the Sellers in accordance with Schedule 2.3(a) hereto. Not less than three (3) days prior to Closing, Sellers shall deliver to Buyer a statement certified by Sellers setting forth the amount of the Debt Adjustment as of the Closing Date and the records from which Sellers calculate the amount of the Debt Adjustment (the “Statement of Debt Adjustment”). Sellers shall include on the Statement of Debt Adjustment (i) the amount of the first principal payment pursuant to the Combined Debt Obligations that would have been due and payable after the Closing Date, (ii) all interest due and payable in respect of the Combined Debt Obligations during the period from January 5, 2001 to the Closing Date, (iii) the total amount of interest, if any, accruing on the Combined Debt Obligations for the period from January 5, 2001 to the Closing Date which was paid by Sellers or the Partnerships prior to the Closing Date and (iv) any amounts paid by the Partnerships or on behalf of the Partnerships by Sellers in respect of any acceleration or breakage of the Combined Debt Obligations prior to the Closing Date.

                 (b)      Satisfaction of Combined Debt Obligations. In addition to payment of the Option Price, at the Closing, Buyer will or will cause an Affiliate of Buyer to satisfy, pay and discharge the Combined Debt Obligations (and in the case of the Outstanding Bonds, deposit such amounts as are necessary to reimburse the defeasance draws on the Letters of Credit in order to defease the Outstanding Bonds as contemplated by Section 6.2(h)(i)).

                 (c)      Assumption of Assumed Liabilities. In addition to payment of the Option Price and satisfaction of the Combined Debt Obligations at the Closing, Buyer shall assume and agree to pay, perform and discharge the Assumed Liabilities and shall execute and deliver to Sellers an Assignment and Assumption of Assumed Liabilities in substantially the form of Exhibit E (the “Assignment and Assumption of Assumed Liabilities”). Buyer shall discharge and pay the Assumed Liabilities when and as they become due and payable except for such Assumed Liabilities that are the subject of a good faith dispute by Buyer, each of which shall be resolved in a manner that does not cause Sellers to incur any Losses or Claims (provided, however, that nothing in this Section 2.3(c) shall prevent Buyer from being entitled to indemnification pursuant to Article 7). The Option Price (as adjusted by the Adjustment Amount) plus the dollar amount of Debt Obligations satisfied by Buyer on the Closing Date (without duplication in the case of credit supports for or guarantees of Debt Obligations) and plus the assumption by Buyer of the Assumed Liabilities shall be the “Total Consideration” for the Purchased Interests.

        2.4.      Collection of Accounts Receivable. Except as set forth in Section 7.4, Buyer shall not be responsible for nor required to undertake any action with respect to the collection of Accounts Receivable. At the Closing, Buyer shall pay to Sellers by wire transfer of immediately available funds in accordance with instructions and allocated to each of the Sellers in accordance with the percentages set forth in Schedule 2.3(a), an amount equal to Buyer’s reasonable estimate of any then unpaid amounts under the Power Purchase Agreements accruing prior to the Closing Date. Buyer shall provide Sellers with such estimate, including Buyer’s calculation of such estimate, at least three business days prior to Closing. The amounts owed pursuant to the Power Purchase Agreements (and any estimate thereof) shall be determined assuming that each Facility is a qualifying cogeneration facility (“QF”), without regard to whether the Facility is actually a QF for the period for which such payment is due, and no adjustment shall be made to the amount payable if any Facility is not a QF for such period. Any balance that remains to be paid under the Power Purchase Agreements shall constitute Accounts Receivable and shall be paid when due.

        2.5.      Closing. The closing (the “Closing”) of the transactions contemplated in this Agreement shall occur at 10:00 a.m. Richmond, Virginia time at the offices of Mays & Valentine, L.L.P., 23rd Floor, 1111 East Main Street, Richmond, Virginia 23219 on the date (the “Closing Date”) which is (i) after satisfaction of the conditions precedent to the Closing set forth in Article 6 and five (5) business days after delivery of the Put Notice or the Call Notice, as the case may be, or (ii) such other date as the Parties may agree. The Parties agree that Closing shall not be deemed to have occurred until (i) all of the deliveries described in Section 2.9(a) have been made or Buyer has, in its sole discretion, waived the requirement that such deliveries be made, and (ii) all of the deliveries described in Sections 2.9(b) and 2.9(d) have been made, or Sellers, in their sole discretion, have waived the requirement that such deliveries be made.

        2.6.      Transactions Prior to Closing. No fewer than three (3) business days prior to the Closing, Sellers will deliver, or cause to be delivered, to Buyer pay-off letters from the Lenders, setting forth the aggregate amount, including interest, prepayment penalties or premiums and other fees to be paid as of the Closing Date to satisfy all of the Combined Debt Obligations (other than the Outstanding Bonds) and a copy of the report of the independent accountant pursuant to Section 6.2(h)(iii) setting forth the calculation of the amount required to defease the Outstanding Bonds (together, the “Closing Pay-Off Amount”).

        2.7.      Adjustment to Option Price. The Option Price shall be adjusted by the “Adjustment Amount” (which may be a positive or negative number) calculated in accordance with Section 2.8 below. The Adjustment Amount shall be paid either (a) by Sellers to an account specified by Buyer (if the Adjustment Amount is positive) by wire transfer of immediately available funds or (b) by Buyer to accounts specified by each of the respective Sellers in amounts corresponding to the applicable percentages set forth with respect to each Seller on Schedule 2.7 (if the Adjustment Amount is negative) by wire transfer of immediately available funds. All payments shall be made together with interest at the “Prime Rate” for commercial loans as published in the Wall Street Journal on the Closing Date plus two percent (2%) per annum, which interest shall begin accruing on the Closing Date and end on the date the payment is made.

        2.8.      Adjustment Amount Calculation.

        (a) The “Adjustment Amount” shall equal the sum of :

(i)	Forty two dollars ($42.00) per ton multiplied by ((A) 49,000 tons of coal minus (B) the number of tons of coal owned by the Partnerships on the Closing Date, as reflected on the Combined Closing Inventory Report); plus

(ii)	One dollar fifteen cents ($1.15) per gallon multiplied by ((A) 16,900 gallons of ammonia minus (B) the number of gallons of ammonia owned by the Partnerships on the Closing Date, as reflected on the Combined Closing Inventory Report); plus

(iii)	One dollar ten cents ($1.10) per gallon multiplied by ((A) 115,760 gallons of diesel fuel minus (B) the number of gallons of diesel fuel owned by the Partnerships on the Closing Date, as reflected on the Combined Closing Inventory Report); plus

(iv)	Seventy eight dollars ($78.00) per ton multiplied by ((A) 270 tons of lime minus (B) the number of tons of lime owned by the Partnerships on the Closing Date, as reflected on the Combined Closing Inventory Report); plus

(v)	(A) $2,286,000 minus (B) the value of the combined spare parts inventories of the Partnerships as determined by the MP2 spare parts inventory system maintained by each Partnership as of the Closing Date, as reflected on the Combined Closing Inventory Report).

                 (b)     Within five (5) business days after the Closing Date, Sellers and Buyer, or Sellers and Buyer’s authorized representatives, jointly shall determine the inventories of the coal, ammonia, diesel fuel, lime and spare parts of each Partnership as of the Closing Date using mutually agreed upon procedures, methods and practices (the “Closing Inventory Count”). Within ten (10) business days following the Closing Date, Buyer and Seller shall agree on the results of the Closing Inventory Count for each Partnership (the “Combined Closing Inventory Report”) and the calculation of the Adjustment Amount based upon the Combined Closing Inventory Report and the formulae set forth in Section 2.8(a) above and date the Combined Closing Inventory Report. Sellers or Buyer, as the case may be, shall transmit the Adjustment Amount as determined pursuant to this Section 2.8 in the manner provided in Section 2.7 within four (4) business days of the date of the Combined Closing Inventory Report.

        2.9.      Deliveries at Closing

                (a)      By Sellers to Buyer. At the Closing, Sellers shall deliver, or cause to be delivered, to Buyer the following items, each properly executed and dated as of the Closing Date (i) a Certificate of the Secretary or General Partner (or officers or general partners thereof) of each Seller, certifying as to the articles of incorporation, bylaws and board resolutions of Sellers which are corporations and certificate of partnership or certificate of limited partnership and partnership agreement of Sellers which are partnerships, (ii) the certificates required pursuant to Section 6.1(h) hereof; (iii) duly executed instruments of assignment conveying the Purchased Interests to Buyer; (iv) a statement, in the form set forth in Treasury Regulation § 1.1445-2(b)(2) and made under penalties of perjury by each Seller, that (among other things) such Seller is not a foreign person; (v) the opinions of Sellers’ counsel in the form of Exhibit F hereto; (vi) an IRS Form W-9 completed by each Seller; (vii) the Assignment and Assumption of Assumed Liabilities executed by Sellers; (viii) evidence of delivery of the Assignment and Assumption of Retained Assets and Retained Liabilities; and (ix) evidence of termination of the Pre-Closing Facility Operating Agreements in form and substance reasonably satisfactory to Buyer.

                (b)     By Buyer to Sellers. At the Closing, Buyer shall deliver to Sellers the following items, each (where applicable) properly executed and dated as of the Closing Date: (i) the Option Price, (ii) a Certificate of the Secretary of Buyer as to the articles of incorporation, bylaws and board resolutions of Buyer; and (iii) the Certificate required pursuant to Section 6.2(c) hereof; (iv) a full and complete release and termination (as reasonably requested by Sellers) of all Combined Debt Obligations and guaranties and other credit supports provided by the Guarantors or Affiliates thereof with respect to any of the Combined Debt Obligations or any debts, obligations or liabilities under or relating to a Contract that is an Assumed Liability arising from and after the Closing; (v) the termination and surrender of all letters of credit issued in connection with the Facilities and Contracts that constitute Assumed Liabilities; (vi) those full, complete and unconditional releases which Buyer, using its commercially reasonable efforts (without payment of any monies) has been able to obtain, of all obligations and liabilities of the Partnerships, Sellers and their Affiliates (in their capacity as general partners or otherwise) with respect to the Partnerships or the Facilities arising under Contracts listed on Schedule 2.9(b)(i) or from the termination of Contracts listed on Schedule 2.9(b)(ii) in connection with Closing (other than the Massey Coal Agreements), (vii) the opinion of Buyer’s counsel in the form of Exhibit H hereto; (viii) the Assignment and Assumption of Assumed Liabilities executed by Buyer; and (ix) a release of the obligations and liabilities of Sellers and their Affiliates with respect to the Power Purchase Agreements in substantially the form of Exhibit I hereto.

                (c)      Other Documents. Buyer and Seller shall execute and deliver to each other such other documents and agreements as may be reasonably necessary and desirable to consummate the transactions contemplated hereby.

                (d)      Termination Letters of Credit. Simultaneously with Closing, Buyer shall return to Guarantors the Termination Letters of Credit, undrawn.

        2.10.      Dissolution of Partnerships. Buyer and Sellers acknowledge that it is contemplated that, upon acquisition of all of the Purchased Interests by Buyer, by operation of law, (i) each of the Partnerships will dissolve and be terminated and (ii) the Power Purchase Agreements will terminate, and that the remaining Assets (other than the Retained Assets) and the Assumed Liabilities, but not the Retained Liabilities, will be transferred to and assumed by Buyer.

ARTICLE 3
REPRESENTATIONS AND WARRANTIES OF SELLERS

                With respect to Sections 3.1 through 3.4, each Seller severally represents and warrants and, with respect to Sections 3.5 through 3.28, Sellers jointly and severally represent and warrant to Buyer as follows:

        3.1.      Organization. Each Seller is either a corporation or limited partnership duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or organization, as the case may be, and has all requisite corporate power and authority to own, lease and operate its properties and to carry on its business as now being conducted.

        3.2.      Enforceability. With respect to each Seller: (i) the execution, delivery and performance of this Agreement and of all of the documents and instruments required hereby from such Seller is within the corporate or partnership power of such Seller; and (ii) the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby has been duly authorized by the Board of Directors, the shareholders and/or partners, as applicable, of such Seller, and no other internal corporate or partnership proceedings on the part of such Seller are necessary to authorize this Agreement or to consummate the transactions contemplated herein. This Agreement has been, and all of the other documents and instruments required hereby to which each Seller is a party will be, duly and validly executed and delivered by such Seller. This Agreement is, and the other documents and instruments required hereby will be, when executed and delivered by the parties hereto, the valid and binding obligations of such Seller, enforceable against such Seller in accordance with their respective terms subject to (i) applicable bankruptcy, insolvency, fraudulent conveyance, fraudulent transfer, reorganization, moratorium or other similar laws relating to creditors’ rights or creditors’ remedies generally; and (ii) general principles of equity (regardless of whether enforcement is sought in a proceeding at law or in equity).

        3.3.      Sellers’ Consents and Approvals; No Violation or Conflict by Sellers.

                  (a)     Except as set forth on Schedule 3.3 and except for any applicable filing requirements under the HSR Act, no notice to, filing or registration with, and no permit, authorization, consent or approval of, any Governmental Authority is necessary or is required to be made or obtained by each Seller in connection with the execution and delivery of this Agreement by each Seller or for the consummation by each Seller of the transactions contemplated hereby.

                 (b)  Except as set forth on Schedule 3.3, the execution, delivery and performance of this Agreement by such Seller and the consummation of the transactions contemplated hereby do not and will not (i) conflict with or result in any breach of any provision of the Articles of Incorporation, Bylaws, Certificate of Limited Partnership Agreement or other organizational documents of such Seller, (ii) conflict with or violate any Law binding on such Seller, or any of its respective properties or assets, or (iii) subject to obtaining all Required Consents set forth in Schedule 1.1(g)(i), conflict with or result in a violation or breach of, or constitute (with or without due notice or lapse of time or both) a default (or give rise to any right of termination, cancellation, modification or acceleration) under, any of the terms, conditions or provisions of any Contract, Intellectual Property Right or other instrument or obligation to which such Seller is a party or by which such Seller or any of its respective properties or assets may be bound (which would materially and adversely affect such Seller’s ability to consummate the transactions contemplated hereby). Sellers shall use their reasonable best efforts (which shall not include the payment of money, other than that which is currently due and payable to the party providing such consent) to obtain, or to cause the Partnerships, or cooperate with Buyer, to obtain, all Required Consents prior to the Closing.

        3.4.      Title to the Purchased Interests.

        Except as set forth in Schedule 3.4(a), each such Seller owns good and valid title to the percentage partnership interest of each Partnership set forth opposite such Seller’s name on Schedule 3.4(a) hereto, free and clear of any and all Encumbrances. Except as set forth on Schedule 3.4(b), upon Closing, including assignment of the Purchased Interests to Buyer at the Closing and Buyer’s payment of the consideration set forth in Section 2.3 therefor, Buyer will own good and valid title to the Purchased Interests, free and clear of all Encumbrances.

        3.5.      Ownership. The Purchased Interests represent all of the issued and outstanding partnership or other ownership interests in the Partnerships, have been duly and validly issued and were not issued in violation of any preemptive or other similar right. Other than in respect of the transactions contemplated in this Agreement, all of the Purchased Interests were offered and sold in compliance with all applicable federal and state securities laws and regulations. Schedule 3.5 sets forth a list of (i) all agreements to which any Partnership is a party and (ii) all agreements to which any Seller is a party, in each case relating to the ownership or control of the Purchased Interests (as opposed to the operation of the Facilities). Sellers shall cause all such agreements, other than the joint venture agreements of the Partnerships, to be terminated at or prior to Closing. Except as set forth in Schedule 3.5, there are no outstanding or authorized options, purchase rights, conversion rights, exchange rights, or other contracts or commitments to subscribe for or purchase any interest in any Partnership or securities convertible into or exchangeable for, or which otherwise confer on the holder thereof any right to acquire, any interest in any Partnership, nor is any Partnership committed to issue any such option or other right. Except as set forth on Schedule 3.5, there are no voting trusts, proxies or other agreements or understandings with respect to the voting of any interest in any Partnership. No Partnership holds any ownership interest in any Person.

        3.6.      Organization. Each Partnership is a California general partnership, duly formed and validly existing under the laws of California, and each has all requisite power and authority to own, lease and operate its properties including the Facilities and to carry on its business as it is now being conducted. Each Partnership is duly qualified or licensed to do business in each jurisdiction in which the property owned, leased or operated by it or the nature of the business conducted by it makes such qualification or licensing necessary, except where the failure to so qualify will not result in a Material Adverse Effect on such Partnership. Schedule 3.6 attached hereto is a true and complete list of all such jurisdictions referred to in this Section for each Partnership.

        3.7.      Raw Materials. The Raw Materials Inventory present at the Facilities on the Closing Date meets or exceeds the quality specifications set forth in the agreements pursuant to which such Raw Materials Inventory were acquired. The spare parts described in the Spare Parts Inventory have been purchased in the ordinary course of business and in accordance with the terms of the contracts pursuant to which such spare parts were acquired.

        3.8.      Financial Statements. The Financial Statements and the Current Balance Sheet of each Partnership have been prepared in accordance with GAAP (except as may be indicated in notes to the Financial Statements, and, with respect to the Current Balance Sheet, except for the absence of the notes thereto) and fairly present in accordance with GAAP throughout the periods involved (except to the extent required by changes in GAAP or as described in notes thereto) the financial position of each Partnership as of the respective dates thereof or for the respective periods set forth therein and the results of such Partnership’s operations and cash flow for the periods set forth therein. Except as set forth on Schedule 3.8, no Partnership owns any assets or has any material liabilities other than assets acquired and liabilities incurred in the ordinary course of business of such Partnership since the date of the Current Balance Sheet.

        3.9.      Partnerships’ Consents and Approvals; No Violation or Conflict by Partnerships.

                  (a)     Except for any applicable filing requirements under the HSR Act and except as set forth on Schedule 3.9(a), no notice to, filing or registration with, and no permit, authorization, consent or approval of, any Governmental Authority is necessary or is required to be made or obtained by the Partnerships in connection with the transactions contemplated in this Agreement.

                 (b)     Except as set forth on Schedule 3.9(b), or to the extent no Material Adverse Effect would arise therefrom, the execution of this Agreement and, assuming the Required Consents have been obtained, performance of this Agreement and the consummation of the transactions contemplated hereby, do not and will not (i) conflict with or result in any breach of any provision of the certificate or agreement of partnership of any Partnership, (ii) conflict with or violate any Law binding on such Partnership or any of its respective properties or assets or (iii) except as contemplated by this Agreement, conflict with or result in a violation or breach of, or constitute (with or without due notice or lapse of time or both) a default (or give rise to any right of termination, cancellation, modification or acceleration) under, any of the terms, conditions or provisions of any Contract, Intellectual Property Right or other instrument or obligation to which such Partnership is a party or by which such Partnership or any of its respective properties or assets may be bound.

        3.10.      No Adverse Change. Except as set forth in Schedule 3.10 or as contemplated by this Agreement, since September 30, 2000, there has not been: (a) any change in the business, financial condition or results of operations of each Partnership that could reasonably be expected to result in a Material Adverse Effect; (b) any loss, damage, condemnation or destruction to any of the properties of any Partnership materially adversely affecting the business or properties of any Partnership (whether covered by insurance or not); (c) any labor dispute or disturbance, litigation, work stoppage or other event or condition that could have an effect similar to a labor dispute, disturbance, work stoppage or litigation and that has had or could reasonably be expected to have a Material Adverse Effect; (d) incurred any indebtedness for borrowed money or capitalized leases by any Partnership in excess of $10,000 individually or $50,000 in the aggregate, (e) any Encumbrance made on any of the properties or assets of any Partnership, except for Permitted Encumbrances; (f) any sale, transfer or other disposition of assets of any Partnership other than in the ordinary course of business; or (h) any change in the methods of accounting or accounting practices of any Partnership, except as required by Law.

        3.11.      No Litigation. Except as listed in Schedule 3.11, there is no Claim pending or, to the Knowledge of the Sellers, any Claim threatened in writing (i) against any Partnership or Seller with respect to the Partnership or operation or maintenance of the Facilities; (ii) relating to the business of any Partnership, the Assets, or operation or maintenance of the Facilities; or (iii) that seeks restraint, prohibition, damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby. Except as set forth in Schedule 3.11, to the Knowledge of Sellers, no Claim has been threatened orally that could reasonably be expected to result in a Material Adverse Effect.

        3.12.      Title to and Sufficiency of Assets. The Partnerships own good and valid title to the Assets (other than the Real Property) as constituted as of the date hereof (excluding, for purposes of this sentence, Assets held under leases or licenses), and good and marketable title to the Real Property owned by the Partnerships, in each case, free and clear of any and all Encumbrances, except Permitted Encumbrances. Subject to the Parties obtaining all Required Consents and Buyer obtaining all necessary Permits, the Assets (other than the Contracts listed on Schedule 3.12) constitute all assets which are necessary for the operation of the Facilities on and immediately after the Effective Time in the same manner and to the same extent conducted by the Partnerships on the date hereof.

        3.13.      Powers of Attorney. Except as set forth on Schedule 3.13, the Partnerships have granted no outstanding powers of attorney to any person with respect to any matter.

        3.14.      Books and Records. The Books and Records of the Partnerships are complete and correct in all material respects, and Sellers have delivered or made available to the Buyer for examination the originals or true and correct copies of all Books and Records. The Books and Records are stored in the locations identified on Schedule 3.14.

        3.15.      Contracts.

                 (a)      Schedule 3.15(a) attached hereto is a true and complete list of all of the Contracts (other than Contracts that (1) terminate during calendar year 2000 or 2001, (2) do not obligate a Partnership to incur, for any individual contract, in excess of $10,000 in payments during any calendar year, and (3) were entered into in the ordinary course of business) that constitute: (i) a lease of any personal property; (ii) an agreement to purchase or sell a capital asset or Equipment; (iii) an agreement relating to the borrowing or lending of money other than the Combined Debt Obligations, accounts payable or accounts receivable arising in the ordinary course of business; (iv) a guaranty, contribution agreement, support, indemnity, letter of credit or other agreement that includes any contribution, support or indemnity obligation; (v) an agreement limiting in any respect the ability of any Partnership to compete in any line of business or with any person; (vi) a license or franchise agreement involving payments by, on behalf of or to any Partnership; (vii) an agreement pursuant to which any Partnership may be expected to supply goods or to perform services; (viii) an agreement pursuant to which any Partnership may be obligated to pay for goods and services to be delivered or performed; (ix) a collective bargaining agreement or other labor agreement or employment agreement (other than at will employment agreements) or consulting agreement pursuant to which services are rendered to a Partnership or at any Facility; (x) an agreement other than this Agreement and the Letter Agreement pursuant to which any Partnership may become obligated to pay any amount in respect of indemnification obligations, purchase price adjustments or otherwise; or (xi) any other Contract not made in the ordinary course of business of the Partnerships that is material to any of the Partnerships or the conduct of its business. The Partnerships have delivered to the Buyer true and complete copies of each Contract listed on Schedule 3.15(a). Each Contract listed on Schedule 3.15(a): (i) (assuming it is validly authorized, executed and delivered by all parties thereto other than Sellers or a Partnership) is in full force and effect and (ii) is enforceable against the applicable Partnership in accordance with its terms, subject to (A) applicable bankruptcy, insolvency, fraudulent conveyance, fraudulent transfer, reorganization, moratorium or other similar laws relating to creditors’ rights or creditors’ remedies generally; and (B) general principles of equity (regardless of whether enforcement is sought in a proceeding at law or in equity). Except as expressly set forth on Schedule 3.15(a), no Contract listed on Schedule 3.15(a) has been materially modified by any oral agreement or modified in any respect by any written agreement.

                 (b)   Each Partnership has performed and, to the Knowledge of the Sellers, every other party has performed, each material term, covenant and condition of each of the Contracts identified on Schedule 3.15(a) that is to be performed by any of them at or before the date hereof. Except as set forth on Schedule 3.15(b), no event has occurred that would, with the passage of time or compliance with any applicable notice requirements, constitute a default by any Partnership or, to the Knowledge of the Sellers, any other party under any of the Contracts identified on Schedule 3.15(a) that could reasonably be expected to have a Material Adverse Effect. No party to any of the Contracts identified on Schedule 3.15(a) has advised any Partnership of its intention to cancel, terminate or exercise any option under any of the Contracts.

                 (c)    Except for the consents of parties listed on Schedule 3.15(c) and except in respect of Contracts that (i) terminate during calendar year 2000 or 2001, (ii) do not obligate any Partnership to incur, for any individual contract, in excess of $10,000 in payments during any calendar year, and (iii) were entered into in the ordinary course of business, no consent of any party to the Contracts listed on Schedule 3.15(a) is required to maintain such Contract in full force and effect or to avoid a default thereunder as a result of the consummation of the transactions contemplated by this Agreement.

                 (d)     Other than as set forth on Schedule 3.15(d), no Partnership is a party to any oral contract which will be binding on Buyer or the Partnership as of the Effective Time.

        3.16.      Real Property. To the Knowledge of the Sellers, except as set forth in Schedule 3.16(a), there are no leases to third parties for any portions of the Real Property, and except as set forth on Schedule 3.16(a) and except for Permitted Encumbrances no Persons other than Sellers have any right to occupy the Real Property or any part thereof, and no Persons other than the Partnerships occupy or are in possession of the Real Property or any portion thereof. With respect to the Real Property, except as set forth on Schedule 3.16(a):

                 (a)     there are no pending or, to the Knowledge of the Sellers, threatened condemnation or other proceedings, lawsuits, or administrative actions relating to the Real Property or any part thereof, or the rights, title or interests of Sellers therein;

                 (b)     (i) To Sellers’ Knowledge, except for the Permitted Encumbrances and except as set forth on Schedule 3.16(b), no improvements have been located outside areas for which rights have been obtained as set forth in the title commitments described in the definition of Permitted Encumbrances, (ii) to the Knowledge of Sellers, except for the Permitted Encumbrances no building or improvement on any adjacent land encroaches on the Real Property, and (iii) except as set forth on Schedule 3.16(b)(iii), to Seller’s Knowledge, the buildings and improvements on such parcel of Real Property comply with all applicable Permits relating to real property and zoning laws and other applicable statutes, codes, ordinances and regulations relating to real property, except to the extent compliance therewith is not required (as, for example, a pre-existing non-conforming setback requirement);

                 (c)     (i) to Sellers’ Knowledge and except as set forth on Schedule 3.16(c), the zoning and Permits in place for the Real Property are sufficient to permit the uses presently being made of such Real Property; (ii) there is no pending, and to the Knowledge of the Sellers, no threatened, challenge to any zoning designation or Permit affecting any parcel of Real Property or the use thereof that could adversely affect operations on or, except for the Permitted Encumbrances, impair the marketability of title to the Real Property;

                 (d)     to Sellers’ Knowledge, except for any matters set forth in the title commitments described in the definition of Permitted Encumbrances, no improvements have been made within any wetlands without obtaining all necessary Permits;

                 (e)     except as set forth on Schedules 3.16(b)(iii) and 3.16(c)(i), to Sellers’ Knowledge, all certificates of occupancy and all other required real property approvals permitting the operation of the Facilities have been maintained;

                 (f)     except for any matters set forth in the title commitments described in the definition of Permitted Encumbrances or pursuant to Section 13.6 of the Power Purchase Agreements, no Partnership has granted any options or rights of refusal that remain executory to the purchase or sale of any of the Real Property or any portion thereof or any interest therein, and to the Knowledge of Sellers, there are no restrictions, covenants, conditions, or agreements, affecting its Real Property, which are unrecorded or not a matter of public record;

                 (g)     to Sellers’ Knowledge, subsequent to March 30, 1990 as to the Altavista Facility, March 23, 1990 as to the Southampton Facility and September 27, 1990 as to the Hopewell Facility, no application has been made for relief from or for a modification of the zoning ordinances of the applicable county or city in which the Real Property is located;

                 (h)     except as set forth on Schedule 3.16(h), each Facility is supplied with all utilities and other services necessary for the present operation of the Facility as a cogeneration facility on the Real Property, including as applicable, gas, electricity, water, telephone, sanitary sewer or septic system and storm water management, all of which services are adequate for the present operation of the Facilities; and, to the Knowledge of the Sellers, except for Permitted Encumbrances all such utilities and other services are provided on, over and across public roads or permanent, irrevocable, appurtenant easements benefiting such Facility (except to the extent that any such easement may be terminated upon the termination of any Contract);

                 (i)     each Facility has direct vehicular access to a public road, or has access to a public road on, over and across a permanent, irrevocable, appurtenant easement benefiting each Facility (except to the extent that any such easement may be terminated upon the termination of any Contract), and access to the Real Property is provided by rights-of-way approved (if required) by the local planning and/or zoning boards or other administrative agency of the municipality, and, if relevant, State;

                 (j)     all fixtures and improvements and the mechanical and utility systems serving such Facility are in operable condition and repair, considering the age and use (except as otherwise disclosed in Schedule 3.16(a)); and

                 (k)     upon consummation of the put and call transactions contemplated in this Agreement, the Partnerships or Buyer will own good and marketable title to all of the Real Property, subject only to Permitted Encumbrances, sufficient to enable the Partnerships or Buyer to operate the Facilities as cogeneration facilities in a manner consistent with their operation prior to the Closing, except as set forth in Schedules 3.16(a), (b), (c) and (h).

        3.17.      Insurance.

                  (a)      Schedule 3.17 attached hereto accurately sets forth the following information with respect to each insurance policy (including policies providing property, casualty and liability coverage and bond and surety arrangements) to which any Partnership is an insured, an additional named insured or otherwise the beneficiary of coverage as of the date hereof (the “Insurance Policies”):

                          (i)     the name, address and telephone number of the agent;

                          (ii)     the name of the insurer, the name of the policyholder, and the name of each covered insured;

                          (iii)     the policy number and the period of coverage;

                          (iv)     the scope (including an indication of whether the coverage was on a claims made, occurrence or other basis) and amount (including a description of how deductibles and ceilings are calculated and operate) of coverage; and

                          (v)     a description of any retroactive premium adjustments or other loss-sharing arrangements.

                 (b)     With respect to coverage provided under each insurance policy listed on Schedule 3.17, (i) Sellers have caused the Partnerships to deliver copies thereof to Buyer, (ii) Sellers have caused the Partnerships to deliver certificates of insurance as evidence that such policies are in effect and have the coverages, limits and deductibles (or, as applicable, self-insured retentions) specified and which shall provide not less than thirty (30) days’ prior notice (ten (10) days in the case of non-payment of premiums) is required to be given in writing to Buyer prior to cancellation or termination of such policies. To the Knowledge of Sellers, no event has occurred that, with notice or lapse of time, would permit suspension or termination of any such policy listed on Schedule 3.17. Except as set forth in the certificate of insurance, there are no self-insurance arrangements affecting any of the Assets.

        3.18.      Employees. There are no employees of any Partnership, and the Partnerships have no liabilities relating to employees, employee benefits or any other employment related matters, except as set forth on Schedule 3.18.

        3.19.      Compliance with Law. Except as set forth in Schedules 3.19, 3.25(b) and 3.25(c), the conduct of the businesses of the Partnerships and their use of the Assets and operation of the Facilities as currently conducted, does not violate or conflict with, and has not violated or conflicted with, any Law, except for such violations which will not have a Material Adverse Effect, it being understood that nothing in this Section 3.19 addresses any matter that is the subject of any representation or warranty in Sections 3.22 or 3.25.

        3.20.      Transactions with Affiliates. Except as set forth in Schedule 3.20(a), since the date of the Financial Statements, the Partnerships have not, in the ordinary course of business or otherwise, purchased, leased or otherwise acquired any material property or assets or obtained any material services from, or sold, leased or otherwise disposed of any material property or assets or provided any material services to (except with respect to remuneration for services rendered as a director, officer, consultant or employee or any of its general partners of the Partnerships in the ordinary course), (i) any Affiliate of any Partnership, or (ii) any member of the immediate family of any of the foregoing persons. Except as set forth in Schedule 3.20(b), (i) the Contracts do not include any obligation or commitment between any Partnership on the one hand and any of the persons included in clauses (i) or (ii) of the preceding sentence on the other hand (except for Contracts with agents and representatives for services rendered in the ordinary course at regular wage rates), (ii) the Assets do not include any receivable or other obligation or commitment from any of the persons included in clauses (i) or (ii) of the preceding sentence to any Partnership, and (iii) the liabilities reflected on the Current Balance Sheet do not include any obligation or commitment to any of the persons included in clauses (i) or (ii) of the preceding sentence (except for Contracts with Affiliates of the Sellers for services rendered in the ordinary course of business).

        3.21.      Tax Matters.

                  (a)     Except as set forth on Schedule 3.21(a):

                          (i)     each of the Partnerships has filed or caused to be filed all Tax Returns required to have been filed by or for it (other than those for which extensions were requested and obtained in a timely manner), and all information set forth in such Tax Returns is correct and complete in all material respects;

                          (ii)     each Partnership has paid, accrued for payment or made provision for payment of all Taxes due and payable by it;

                          (iii)     there are no unpaid Taxes due and payable by any of the Partnerships or by any other person that are or could become a lien on any Asset, or otherwise materially adversely affect the business, properties or financial condition, of the Partnerships;

                          (iv)     each Partnership is in material compliance with, and the records of each of them contain all material information and documents (including, without limitation, properly completed IRS Forms W-9) necessary to comply with, all applicable Tax information reporting and Tax withholding requirements;

                          (v)     each Partnership has collected or withheld all amounts required to be collected or withheld by it for any Taxes, and all such amounts have been paid to the appropriate Governmental Authorities or set aside in appropriate accounts for future payment when due;

                          (vi)     the Current Balance Sheets and the Financial Statements fully and properly reflect, as of their dates, all liabilities for Taxes for all periods ending on or before the date thereof;

                          (vii)     none of the Partnerships has granted (nor is any of them subject to) any waiver currently in effect of the period of limitations for the assessment of Tax, no unpaid Tax deficiency has been asserted against any of the Partnerships by any taxing authority, and there is no pending examination, administrative or judicial proceeding, or deficiency or refund litigation, with respect to any Taxes of any Partnership;

                          (viii)     each of the Partnerships is, and at all times has been, treated as a “partnership” for federal income tax purposes within the meaning of §761(a) of the Internal Revenue Code and, as such, is not, and has never been, subject to any liability for income Taxes, whether federal, state, local or foreign; and

                          (ix)     the unpaid Taxes of the Partnerships did not, as of September 30, 2000, exceed the accrued Taxes (other than any reserve for deferred Taxes established to reflect timing differences between book and Tax income) set forth on the face of the Current Balance Sheet.

                 (b)      Schedule 3.21(b) describes all Tax consents and agreements made by or affecting any of the Partnerships that will be in effect immediately prior to the Effective Time, lists all material types of Taxes paid and Tax Returns filed by or on behalf of the Partnerships for any period ending after December 31, 1997, and describes the status of all pending examinations, administrative or judicial proceedings, and litigation with respect to any Taxes of the Partnerships.

        3.22.      Environmental Matters.

                  (a)     Except as set forth on Schedule 3.22(a)(i), to the Knowledge of the Sellers, the Partnership and Facilities are in compliance in all material respects with all applicable Environmental Laws (which compliance includes the possession of all material Environmental Permits, and compliance with the terms and conditions thereof). Except as set forth on Schedule 3.22(a)(ii), no Partnership or Facility has received any written communications from any Person alleging that such Partnership or Facility is not in such compliance. All Environmental Permits currently held by the Partnerships and the Facilities are identified in Schedule 3.22(a)(iii).

                 (b)     Except as set forth on Schedule 3.22(b), the Partnerships have not (A) to the Knowledge of Sellers, used, treated, stored, disposed of, or caused a Release of any Hazardous Material on, under, at, from or in any way affecting any Real Property, or (B) received any written notice that the shipment of any Hazardous Material generated on the Real Property to any other place for use, storage, treatment or disposal has resulted in any Environmental Claim against a Partnership which, in the case of (A) or (B), would reasonably be expected to give rise to material liabilities or material obligations under Environmental Law.

                 (c)     Except as set forth on Schedule 3.22(c), there are no Environmental Claims pending or, to Sellers’ Knowledge, threatened against the Partnerships or, to Sellers’ Knowledge, against any Person or entity whose liability for any Environmental Claim any Partnership has retained or assumed, either contractually or by operation of law which would have a Material Adverse Effect.

                 (d)     Except as set forth on Schedule 3.22(d), no Partnership has and, to Sellers’ Knowledge, no Person has placed, stored, deposited, discharged, buried, dumped or disposed or caused the release of Hazardous Material or any other wastes produced by, or resulting from, any business, commercial or industrial activities, operations or processes, on or beneath any Facility or Real Property or other property currently or formerly owned, operated or leased by any Partnership or with respect to any Facility, the presence of which would have a Material Adverse Effect.

                 (e)     Sellers have delivered or otherwise made available for inspection to Buyer true, complete and correct copies and results of any material reports, studies, analyses, tests or monitoring which, to Sellers’ Knowledge, are currently possessed by Sellers, any Partnership or Facility pertaining to compliance with any Environmental Permit held by any Partnership and to Hazardous Material in, on, beneath or adjacent to any Real Property and any other properties formerly owned, operated or leased by any Partnership or regarding a Clean-up, an Environmental Claim or an Environmental Liability relating to any Real Property and any other properties owned or formerly owned, operated or leased by any Partnership.

                 (f)     Without in any way limiting the generality of the foregoing, except as set forth on Schedule 3.22(f), to Seller’s Knowledge no properties owned, operated or leased by any Partnership contain any: underground storage tanks, asbestos, polychlorinated biphenyls (“PCBs”), underground injection wells, radioactive material, septic tanks or waste disposal areas or sites in which process wastewater or any Hazardous Material have been discharged or disposed of.

        3.23.      Labor Matters.

                  (a)     Except as set forth on Schedule 3.23 attached hereto, with respect to the Partnerships and employees engaged by third parties pursuant to agreements with the Partnership to operate the Facilities (the “Third Party Employers”):

                          (i)  to the Knowledge of Sellers, there is no unfair labor practice charge or complaint against any Partnership pending or, to the Knowledge of the Sellers, threatened against the Partnership before the National Labor Relations Board or any other comparable federal, state or municipal authority;

                          (ii)  to the Knowledge of the Sellers, there is no litigation, arbitration proceeding, governmental investigation, administrative charge, or action of any kind pending or, proposed or threatened against any of the Partnerships relating to employment, employment practices, terms and conditions of employment, wages and hours, or the safety and health of employees.

                 (b)     None of the Partnerships has any collective bargaining relationship or existing duty to bargain with any labor organization, and none of the Partnerships has recognized any labor organization as the collective bargaining representative of any of the personnel that operate the Facilities.

        3.24.      Absence of Undisclosed Liabilities. Except as set forth on Schedule 3.24, the Partnerships and their Assets are not, as of the date hereof, subject to any liability (required to be reflected pursuant to GAAP) other than liabilities (i) reflected on the Current Balance Sheet, (ii) incurred in the ordinary course of business since the date of the Current Balance Sheet or (iii) incurred in accordance with the Partnership Budgets.

        3.25.      Permits. Schedule 3.25(a) lists all Permits currently held by the Partnerships for the conduct of the business of the Partnerships or the ownership and operation of the Facilities, including Environmental Permits. Each such Permit is in full force and effect, and no Partnership is in violation of any of any material obligation thereunder. Except as described in Schedule 3.25(b), each Facility is able to meet in all material respects material limitations, requirements and conditions of such Permits. To the Knowledge of Seller, no event has occurred that permits, or upon the giving of notice or the lapse of time or otherwise would permit, the revocation or termination of any such Permit. Schedule 3.25(c) lists all Permits not set forth on Schedule 3.25(a) that are necessary for the operation of the Facilities as currently conducted.

        3.26.      Intellectual Property Rights.

                 (a)     Except for (i) the intellectual property rights set forth on Schedule 3.26, (ii) commercially available books or computer software with a value not in excess of $2,000 individually or (iii) intellectual property rights provided pursuant to any Contracts included in Schedule 3.15(a), none of the Partnerships owns, holds or utilizes, and none is the licensee of, any material patent, patent application, trademark, service mark, trade name, trade secret, copyright, or other intellectual property material to the operation of any of the Facilities (collectively, the “Intellectual Property Rights”). No Partnership has received any notice from any person or entity asserting that such Partnership in the conduct of its business and use of its Intellectual Property has infringed or is infringing on any such rights of a third party. To Sellers’ Knowledge, no Person is infringing, or has infringed on, any Intellectual Property Rights of any Partnership.

                 (b)     The Intellectual Property Rights listed on Schedule 3.26 represent all of the material Intellectual Property Rights other than Intellectual Property Rights described in clauses (ii) and (iii) of subsection (a) of this Section 3.26 necessary to the operation of the Facilities in the manner currently conducted.

        3.27.      Brokers’ Fees. Sellers have no liability or obligation to pay any broker’s fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement.

        3.28.      Need for Repairs, Modifications or Upgrades. Sellers have provided Buyer access to all operating and maintenance logs relating to the Facilities. Except as described on Schedule 3.28 or as contemplated in the Partnership Budgets, no Facility is in need of material repairs, modifications or upgrades (other than maintenance in accordance with past practices, including the manufacturer’s recommended maintenance described in the manufacturer’s manuals located at such Facility that have been made available to Buyer) that, if not made and assuming maintenance of such Facility in accordance with past practices, including the manufacturer’s recommended maintenance described above and assuming continued operations consistent with those for the twelve months ending September 30, 2000, would be likely to result in a Material Adverse Effect. A description of the Partnerships’ planned scope of work for scheduled maintenance outages (including overhauls) during the twelve month period beginning September 30, 2000 has been previously submitted to Buyer. As of the execution date of this Agreement, for the remaining portion of the year 2000 and for all of 2001, the Facilities contemplate having scheduled outages only in accordance with the terms of the Power Purchase Agreements.

        3.29.      Latent Deficiencies. To the Knowledge of Sellers, no “latent deficiency,” as defined under, and subject to any limitation set forth under, Section 337.15 of the California Code of Civil Procedure, has been discovered by any Partnership with respect to the Facility owned by that Partnership which could form the basis of a claim against LECI under the Contract for Engineering, Procurement and Construction Services dated June 15, 1989, as amended and supplemented by change orders, between that Partnership and LECI.

ARTICLE 4
REPRESENTATIONS AND WARRANTIES OF BUYER

                 Buyer represents and warrants to Seller as of the date of this Agreement:

        4.1.      Corporate Organization and Qualification. Buyer is a public service corporation duly organized, validly existing and in good standing under the laws of the Commonwealth of Virginia, and has all requisite corporate power and authority to own, lease and operate its properties and to carry on its business as now being conducted.

        4.2.      Authorizations and Approvals. With respect to Buyer: (i) the execution, delivery and performance of this Agreement and of all of the documents and instruments required hereby from Buyer is within the corporate power of Buyer; and (ii) the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby has been duly authorized by the Board of Directors of Buyer, and no other internal corporate proceedings on the part of Buyer are necessary to authorize this Agreement or to consummate the transactions contemplated herein. This Agreement has been, and all of the other documents and instruments required hereby to which Buyer is a party will be, duly and validly executed and delivered by Buyer. This Agreement is, and the other documents and instruments required hereby will be, when executed and delivered by the parties hereto, the valid and binding obligations of Buyer, enforceable against Buyer in accordance with their respective terms subject to (i) applicable bankruptcy, insolvency, fraudulent conveyance, fraudulent transfer, reorganization, moratorium or other similar laws relating to creditors’ rights or creditors’ remedies generally; and (ii) general principles of equity (regardless of whether enforcement is sought in a proceeding at law or in equity).

        4.3.      Buyer’s Consents and Approvals; No Violation or Conflict by Buyer.

                  (a)     Except as set forth on Schedule 4.3 and except for any applicable filing requirements under the HSR Act, the VSCC Approval, the FERC Transaction Approval and the SEC Approval no notice to, filing or registration with, and no permit, authorization, consent or approval of, any Governmental Authority is necessary or is required to be made or obtained by Buyer in connection with the execution and delivery of this Agreement by Buyer or for the consummation by Buyer of the transactions contemplated hereby.

                 (b)     Except as set forth on Schedule 4.3, the execution, delivery and performance of this Agreement by Buyer and the consummation of the transactions contemplated hereby do not and will not (i) conflict with or result in any breach of any provision of the Articles of Incorporation or Bylaws of Buyer, (ii) conflict with or violate any Law binding on Buyer, or any of its respective properties or assets, or (iii) subject to obtaining all Required Consents set forth in Schedule 1.1(g)(ii), conflict with or result in a violation or breach of, or constitute (with or without due notice or lapse of time or both) a default (or give rise to any right of termination, cancellation, modification or acceleration) under, any of the terms, conditions or provisions of any contract, agreement, lease, license, mortgage, indenture, instrument or other arrangement to which Buyer is a party or by which Buyer or any of its respective properties or assets may be bound, which would materially and adversely affect Buyer’s ability to consummate the transactions contemplated hereby. Buyer shall use its reasonable best efforts which shall not include the payment of money, to obtain, or to cause the Partnerships, or cooperate with Sellers, to obtain, all Required Consents prior to the Closing.

        4.4.      No Litigation. Except as listed on Schedule 4.4 attached hereto, there is no Claim pending or, to the Knowledge of the Buyer, proposed or threatened (a) against the Buyer or any of its Subsidiaries relating to the business, assets, properties or products of the Buyer or any of its Subsidiaries that could materially impair the ability of Buyer to perform its obligations under this Agreement or to consummate the transactions contemplated thereby or (b) that seeks restraint, prohibition, damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby.

        4.5.      Brokers’ Fees. Buyer has no liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement.

        4.6.      Investment Intention. Buyer is acquiring the Purchased Interests for its own account for investment purposes only and not with a view to the distribution (as such term is used in Section 2(11) of the Securities Act of 1933, as amended (“Securities Act”)) thereof. Buyer understands that the Purchased Interest have not been registered under the Securities Act or any applicable state securities laws and cannot be sold unless subsequently registered under the Securities Act and any applicable state securities laws or an exemption from such registration is available.

        4.7.      Accredited Investor. Buyer represents and warrants that it is an “accredited investor” as such term is defined in Rule 501(a) under the Securities Act.

ARTICLE 5.
COVENANTS OF SELLERS AND BUYER

        5.1.      VSCC Approval. Within fourteen (14) business days after the date of this Agreement, Buyer shall file with the VSCC an application for authority of Buyer to own and operate the Facilities and for such other approvals from the VSCC as may be required in connection with the acquisition of the Purchased Interests in accordance with the terms provided in this Agreement (the “VSCC Application”). Thereafter, Buyer shall use its commercially reasonable efforts to secure an order from the VSCC approving the VSCC Application (the “VSCC Approval”). Sellers shall undertake all commercially reasonable efforts to cooperate with and assist the Buyer, including, if so required by the VSCC and requested by Buyer, joining as a party to the VSCC Application, intervening in support of the VSCC Application and otherwise urging approval of the VSCC Application. Should the VSCC issue a decision denying the VSCC Application, in whole or in part, Sellers shall, upon request by Buyer, support the position of Buyer (to the extent such position is consistent with the transactions contemplated by this Agreement) through pleadings filed with the VSCC or, if such decision is appealed, in the Virginia Supreme Court or such other courts as may have jurisdiction over such matter.

        5.2.      FERC Transaction Authorization. Within ten (10) business days after the date of this Agreement, Buyer shall file with the FERC an application seeking the authorization of the FERC in connection with Buyer’s acquisition of Sellers’ jurisdictional facilities (as defined in the Federal Power Act) (the “FERC Transaction Approval”) subject to the terms and conditions of this Agreement. Thereafter, Buyer shall use its commercially reasonable efforts to secure a FERC order containing such approval. Sellers shall undertake all commercially reasonable efforts to cooperate with and assist Buyer by filing with the FERC, if requested by Buyer, within any time period established by FERC order, regulation or notice, an intervention or other pleading urging approval of the Buyer’s application for the FERC Transaction Approval.

        5.3.      SEC Approval. Within fourteen (14) business days of the date of this Agreement, Buyer shall undertake to make all filings with the Securities and Exchange Commission that Buyer is required to make pursuant to the requirements of the Public Utility Holding Company Act of 1935 in order for Buyer to obtain all consents and approvals and exemptions and waivers under the Public Utility Holding Company Act of 1935 that Buyer may determine are necessary or appropriate in connection with the acquisition of the Purchased Interests pursuant to the terms of this Agreement (collectively, the “SEC Approval”). Thereafter, Buyer shall use its commercially reasonable efforts to obtain the SEC Approval. At the request of Buyer, Sellers shall undertake all commercially reasonable efforts to cooperate with and assist Buyer in obtaining the SEC Approval.

        5.4      Conduct of Business Pending the Closing. Sellers agree that, from the date of this Agreement until the Closing Date, unless otherwise agreed to by Buyer or as otherwise contemplated by this Agreement:

                 (a)     Except as otherwise contemplated by this Agreement, during the period from the date of this Agreement to the Closing or earlier termination of this Agreement, Sellers shall cause the Partnerships to conduct their operations in their ordinary and usual course of business and consistent with past practice, and Sellers shall cause the Partnerships to use their respective commercially reasonable efforts (i) to maintain the Contracts listed on Schedule 3.15(a), in accordance with their terms, (ii) to maintain the Permits, including Environmental Permits, in full force and effect, (iii) to preserve intact their business organizations, (iv) to maintain or replace existing relationships with licensors, licensees, suppliers, contractors, distributors, customers and others having material business relationships with them. Without limiting the generality of the foregoing, and except as otherwise expressly provided in this Agreement, prior to the Effective Time or earlier termination of this Agreement, Sellers shall ensure that no Partnership will, without the prior written consent of the Buyer:

                          (i)     amend its certificate of partnership or partnership agreement;

                          (ii)     authorize for issuance or issue, sell or deliver (whether through the issuance or granting of options, warrants, commitments, subscriptions, rights to purchase or otherwise) any ownership interest in any of the Partnerships;

                          (iii)     declare, set aside or pay any dividend or other distribution in respect of its ownership interests other than semi-annual distributions made in accordance with the terms of the Credit Agreements and as required by Section 2.2 hereof;

                          (iv)     participate in any merger, consolidation or other business combination;

                          (v)     (A) incur or assume any indebtedness for money borrowed not currently outstanding (except in the ordinary course of business and consistent with past practice), (B) assume, guarantee, endorse or otherwise become liable or responsible for the obligations of any Person or otherwise incur any other contingent liability, other than contracts entered into in the ordinary course of business, (C) make any loans, advances or capital contributions to, or investments in, any other Person, (D) enter into any contract or agreement other than in the ordinary course of business or in connection with the transactions contemplated by this Agreement, except in accordance with the Partnership Budgets, (E) enter into any contract or other agreement with any Seller or any Affiliates of any Partnership or Seller which is not terminated or terminable at will as of the Closing, or (F) authorize any single capital expenditure which is in excess of $5,000 other than in accordance with the Partnership Budgets or a capital expenditure for which payment in full is made prior to the Effective Time;

                          (vi)     adopt or amend (except as may be required by Law or as provided in this Agreement) any bonus, profit sharing, compensation, severance, termination, pension, retirement, deferred compensation, employment, severance or other employee benefit agreements, trusts, plans, funds or other arrangements for the benefit or welfare of any present or former director, officer or employee or the dependent or beneficiary of any present or former director, officer or employee, or (except for normal increases in the ordinary course of business that are consistent with past practices and that, in the aggregate, do not result in a material increase in benefits or compensation expense) increase in any manner the compensation or fringe benefits of any director, officer or employee or pay any benefit not required by any existing plan and arrangement (including the granting of stock options, stock appreciation rights, shares of restricted stock or performance units) or enter into any contract, agreement, commitment or arrangement to do any of the foregoing;

                          (vii)     except as contemplated by the Partnership Budgets or as required by the Credit Agreements, acquire, sell, lease or dispose of any assets outside the ordinary course of business other than in accordance with the Partnership Budgets;

                          (viii)     take any action other than in the ordinary course of business;

                          (ix)     make any Tax election (other than elections that are made consistently with past practice) or settle or compromise any Tax liability that could reasonably be expected to create or otherwise cause any liability of the Partnerships that will exist or become due on or after the Effective Time;

                          (x)     incur any trade accounts payable or other expenses, including any commitment to purchase any Inventory, other than in the ordinary course of business or pursuant to the Partnership Budgets;

                          (xi)     except as permitted pursuant to Section 5.4(a)(v)(A), pledge or hypothecate any of the Assets to secure indebtedness other than Permitted Encumbrances;

                          (xii)     waive or release any right of substantial value other than in respect of Retained Assets or Retained Liabilities;

                          (xiii)     change financial or accounting methods or accounting practices prior to Closing without first disclosing the same in writing to Buyer; or

                          (xiv)     agree in writing or otherwise to take any of the foregoing actions.

                 (b)     Each Seller agrees that (except as otherwise expressly contemplated herein) it will not sell, transfer, pledge, hypothecate, divide, assign or otherwise alienate any portion of the Purchased Interests prior to the Closing or earlier termination of this Agreement pursuant to Article 8.

                 (c)     Sellers covenant that each Partnership will, during the period from the date hereof to the Effective Time or earlier termination of this Agreement pursuant to Article 8: (i) keep full and complete Books and Records, consistent with past practice; (ii) maintain in full force and effect the insurance policies heretofore maintained by each Partnership (or policies providing substantially the same coverage); (iii) take such action as may be reasonably necessary to preserve the Assets in good working condition, ordinary wear and tear excepted (and subject to repairs contemplated by the Partnership Budgets or Schedule 3.28); (iv) promptly advise Buyer in writing of any material reduction or, to the Knowledge of the Sellers, threatened change in the business prospects, properties or condition, financial or otherwise, of any Partnership that has occurred or that any Seller reasonably believes will occur; (v) conduct the business of each Partnership in compliance in all material respects with all applicable Laws and (vi) Sellers shall cause the Partnerships to keep Buyer reasonably informed of any change or threatened change in the business relationship (that is, concerning enforcement of, interpretation of, or a change in any energy service agreement) between the Partnerships and their energy services customers.

                 (d)     Sellers covenant that each Partnership will, during the period from the date hereof to the Effective Time or earlier termination of this Agreement pursuant to Article 8, maintain levels of spare parts, supplies and other consumables, including fuel, used in the operation of the Facilities at customary levels consistent with operations during calendar year 2000 as set forth in the Partnership Budgets and the requirements of Section 5.15.

                 (e)     Notwithstanding anything to the contrary in this Agreement, each Partnership has the right to take any and all actions required to be taken or made in order for the Partnership to continue to comply with the obligations imposed by agreements evidencing or entered into to secure any of the Combined Debt Obligations.

                 (f)     Sellers covenant that each Partnership will, during the period from the date hereof to the Effective Time or earlier termination of this Agreement, provide notice to Buyer as soon as is reasonably practicable of the payment, discharge or satisfaction by the Partnerships of any Claims or Losses, (whether absolute, accrued or unasserted, contingent or otherwise), other than the payment, discharge or satisfaction of liabilities (i) reflected or reserved against in the Current Balance Sheet, (ii) incurred in the ordinary course of business since September 30, 2000, (iii) incurred in accordance with the Partnership Budgets or (iv) which constitute Retained Liabilities.

        5.5.      No Solicitation. Sellers and the Partnerships shall not, after the date of this Agreement, through the date that this Agreement is terminated, or the Closing Date, whichever shall occur sooner, directly or indirectly, through any officer, director, employee, agent or otherwise, solicit, initiate, entertain, consider or encourage submission of any proposal or offer from any person relating to any acquisition or purchase of all or (other than in the ordinary course of business) a substantial portion of the assets of, or any equity interest in, any of the Partnerships or any business combination involving any of the Partnerships or participate in any negotiations regarding, or furnish to any other Person any information with respect to, or otherwise cooperate in any way with, or assist or participate in, facilitate or encourage, any effort or attempt by any other Person to do or seek any of the foregoing. Should Sellers or any Affiliate of Sellers receive any such proposal or offer, Sellers shall notify Buyer in writing of Sellers’ receipt thereof as soon as is reasonably practicable.

        5.6.      Access to Information. Between the date of this Agreement and the Effective Time or earlier termination of this Agreement, Buyer and its authorized representatives will be given reasonable access on reasonable notice during normal business hours to: (i) the Partnership accountants; (ii) the Books and Records of the Partnerships (including the right to make copies thereof), regardless of the form or medium in which such Books and Records are maintained, provided that the Parties contemplate that such Books and Records will be made available in a manner intended to preserve the confidentiality of the transactions contemplated herein prior to Closing and in accordance with the Confidentiality Agreement; (iii) inspect on reasonable notice, during normal business hours, all of the Assets, including Real Property inspections and environmental surveys (subject to Sellers’ reasonable requirements); and (iv) conduct such other reviews and inspections as Buyer may desire, upon reasonable notice to Sellers’ Representatives; provided, however, that any such access shall be conducted in a mutually satisfactory manner that is intended to preserve the confidentiality of the transactions contemplated herein prior to Closing and in a manner consistent with this Agreement. Buyer shall not unreasonably interfere with the operation of the Facilities when exercising its rights under this Section 5.6. In addition, Sellers shall cause the Third Party Employers to make available to Buyer at the Facilities, upon reasonable notice and during normal business hours, personnel who operate the Facilities. All such information shall be kept confidential in accordance with the Confidentiality Agreement.

        5.7.      Public Announcements. Subject to the provisions of the Confidentiality Agreement, each of Buyer and Sellers shall consult with and agree to obtain the approval (which approval will not be unreasonably withheld) of the other, before the issuance of any press release or the making of any other public statement with respect to this Agreement or any of the transactions contemplated herein, except as may be required by Law or by obligations pursuant to any listing agreement with any national securities exchange or inter-dealer quotation system or as required in connection with the VSCC Application, SEC Approval and FERC Transaction Approval, and, in such event, the Party agrees to give notice to the other Party prior to any such written release or statement.

        5.8.      Confidentiality Agreement and Letter Agreement. Notwithstanding the execution of this Agreement, the Confidentiality Agreement shall remain in full force and effect through the Effective Time and thereafter pursuant to its terms. Notwithstanding the execution of this Agreement, the Letter Agreement shall remain in full force and effect through the Effective Time, at which time, the Letter Agreement shall terminate and be of no further force and effect.

        5.9.      Commercially Reasonable Efforts.

                 (a)     From the date hereof until the earlier of the Effective Time or the date on which this Agreement is terminated pursuant to Article 8, each of the Parties shall use its commercially reasonable efforts to obtain the satisfaction of all conditions to Closing which are to be performed by such Party in an expeditious manner.

                 (b)     From the date hereof to the earlier of the Effective Time or the date on which this Agreement is terminated pursuant to Article 8, Sellers shall provide reasonable assistance to Buyer with respect to the transfer to Buyer of the Real Property that will occur by operation of law at the Effective Time, including execution and delivery of such affidavits, certificates and indemnities in form and substance reasonably satisfactory to Sellers as may be requested by the title insurance company issuing the title insurance policies to Buyer’s ownership of the Real Property from and after the Effective Time and relating to non-imputation, “fairway” endorsements and mechanics lien coverage; provided, however, that Sellers shall not be required to make representations or warranties pursuant to such affidavits, certificates or indemnities which exceed the representations and warranties made by Sellers in this Agreement.

                 (c)     If any Partnership or Facility receives any notice from any Governmental Authority after the date hereof or prior to the earlier of the Effective Time and the date on which this Agreement is terminated pursuant to Article 8, that changes the requirements or conditions of any Permit, Sellers shall promptly deliver a copy of such notice to Buyer.

                 (d)     Buyer shall use its commercially reasonable efforts (but shall not be required to pay any money) to obtain, prior to Closing, full, complete and unconditional releases of all obligations and liabilities of the Partnerships, Sellers and their Affiliates (in their capacity as general partners or otherwise) with respect to the Partnerships or the Facilities arising under Contracts listed on Schedule 2.9(b)(i) or from the termination of Contracts listed on Schedule 2.9(b)(ii) in connection with Closing (other than the Massey Coal Agreements).

        5.10.      Delivery and Retention of Records.

                 (a)     On the Closing Date, Seller will leave at the Facilities all files, records, information and data of the Partnership and the Facilities, excluding the Retained Records (the “Records”) maintained in the ordinary course of business at the Facilities other than Records relating to Retained Assets and Retained Liabilities. Sellers shall be entitled to maintain copies of Records which Sellers have delivered to Buyer, including Records maintained at the Facilities, which are needed in connection with tax returns or other filings with or notices to Governmental Authorities. Buyer agrees to (a) hold the Records and not to destroy or dispose of any Records for a period of six (6) years from the Closing Date or such longer time as may be required by Law, provided that, if it desires to destroy or dispose of such Records during such period, it will first offer to Sellers’ Representatives in writing at least sixty (60) days prior to such destruction or disposition to surrender them to the applicable Seller, and if such Seller does not accept such offer within twenty (20) days after receipt of such offer, Buyer may take such action and (b) following the Closing Date to afford Sellers and their accountants and counsel, during normal business hours, upon reasonable request, at any time, full access to the Records at no cost to Sellers (other than for reasonable out-of-pocket expenses), provided however, that such access will not operate to cause the waiver of any attorney-client, work product or like privilege; provided, further, that in the event of any litigation nothing herein shall limit either party’s rights of discovery under applicable Law. With respect to all Records pertaining to the Retained Assets and Retained Liabilities and all Records maintained by Sellers at any location other than the Facilities, Sellers shall hold and grant access to Buyer to such records in the same manner and on the same terms as Buyer is obligated to provide Sellers with access to Records pursuant to the third sentence of this Section 5.10(a).

                 (b)     Notwithstanding anything in this Agreement to the contrary, Sellers shall not be required to deliver to Buyer prior to the Closing Date any electronic communications, including e-mails, which constitute Books and Records but shall provide Buyer with reasonable access thereto and review thereof (or in lieu thereof, at Sellers option, copies thereof) after the Closing upon reasonable notice to Sellers and during normal business hours. With respect to Books and Records that Sellers have not delivered to Buyer, Buyer shall have access to such Books and Records upon reasonable notice to Sellers for a period of six (6) years after the date hereof. Thereafter, Sellers shall be entitled to dispose of such Books and Records on no less than ninety (90) days prior written notice to Buyer unless, within such period, Buyer shall give written notice to Sellers that it desires to take possession of such Books and Records, in the event Buyer provides such notice, Sellers shall provide such Books and Records to Buyer.

                 (c)     From and after the Effective Time, until the sixth anniversary of the Effective Time, Sellers shall provide reasonable notice to Buyer of any change in the location of the Books and Records to a location other than those set forth on Schedule 3.14.

        5.11.      HSR Act Filings. Within ten (10) business days after the date hereof, each Party will file or cause its ultimate parent entity (within the meaning of the HSR Act) to file all materials required to be filed by it under the HSR Act and will promptly file any supplemental materials required and will comply in all material respects with the requirements of the HSR Act. Buyer shall be responsible for the filing fees in connection with the filings that are required under the HSR Act. Each of the Parties shall request early termination of the HSR Act waiting period. In addition, each of the Parties shall make such similar filings or notices with any other Governmental Authorities as may be necessary or advisable.

        5.12.      Consents.

                 (a)     From the date of this Agreement to the earlier of the Effective Time or the date on which this Agreement is terminated pursuant to Article 8, each of the Parties will use its commercially reasonable efforts to obtain the consents, approvals, authorizations, waivers, permits, certificates and orders of Governmental Authorities and any other third parties that may be or become necessary or advisable for the performance of its obligations under this Agreement and the consummation of the transactions contemplated hereby and will cooperate in all reasonable respects with the other Party or Parties in promptly seeking to obtain such consents, approvals, authorizations, waivers, permits, certificates and orders as may be necessary or advisable for the performance of their respective obligations pursuant to this Agreement. None of the Parties will take any action for the purpose of delaying, impairing or impeding the receipt of any required approvals and will use their commercially reasonable efforts to secure such approvals as promptly as possible.

                 (b)     To the extent that Permits are required to be transferred to Buyer, each of the Parties will use its commercially reasonable efforts to facilitate such transfers of Permits by the Effective Time, without any material change in the terms thereof.

        5.13.      Guarantee. Each Guarantor severally hereby absolutely, unconditionally and irrevocably guarantees the prompt (i) payment of such Guarantor’s Applicable Percentage of Sellers’ payment obligations pursuant to this Agreement and (ii) performance of all of the other obligations of the Sellers which are Affiliates of such Guarantor under and pursuant to this Agreement, as it may be amended in accordance with its terms, upon demand by Buyer and agrees that this guarantee shall be an obligation for full and prompt payment and performance rather than a secondary guarantee of payment. The liability of the Guarantors under this guarantee is continuing and shall only be discharged by the full payment by Sellers or, with respect to each Guarantor, its Applicable Percentage, of all of Sellers’ payment obligations under the terms of this Agreement or as applicable, by the full performance by Sellers or the Guarantors of all other obligations of Sellers under this Agreement, in each case subject to any defenses Sellers may have hereunder. Notwithstanding the foregoing, this Guaranty shall not be construed as (i) expanding any obligation, agreement or covenant on the part of Sellers under this Agreement or (ii) imposing on Guarantors any obligation to perform or observe any obligation, agreement or covenant that Sellers, by virtue of the terms hereof, are not then obligated to perform or observe under this Agreement or which is excused or waived by Buyer or discharged by performance thereof by Sellers under this Agreement

         5.14.      Updated Schedules.

                 (a)     In the event that between the date hereof and Closing, Buyer determines and notifies Sellers, or Sellers determine, that (i) any representation or warranty of Sellers set forth in Article 3 that is qualified by materiality was not true and correct in all respects when made, or (ii) any representation or warranty of Sellers set forth in Article 3 that is not so qualified was not true and correct in all material respects when made, and if such inaccuracy may be cured by Sellers, then Sellers may provide written notice to Buyer of such inaccuracy (or in the case of Buyer’s notification thereof, may confirm in writing such inaccuracy) and of Sellers’ intent to (x) cure such inaccuracy and satisfy any Loss or Claim arising therefrom and (y) indemnify and hold Buyer harmless from and against any Loss or Claim arising from the failure to effectively cure such inaccuracy prior to Closing. Such notice shall set forth in precise detail Sellers’ plan to (x) cure such inaccuracy and to satisfy any Loss or Claim arising therefrom and (y) indemnify and hold Buyer harmless from and against any such Loss or Claim from the failure to effectively cure such inaccuracy prior to Closing. If, by the Closing Date, (x) Sellers have cured such inaccuracy, satisfied any Loss or Claim arising therefrom and agreed to indemnify and hold Buyer harmless from and against any Loss or Claim arising from the failure to effectively cure such inaccuracy prior to Closing to the reasonable satisfaction of Buyer, or (y) Sellers have agreed to execute their plan to cure such inaccuracy as soon as practicable after Closing and to indemnify and hold Buyer harmless from and against any Loss or Claim arising from such inaccuracy or the failure to effectively cure such inaccuracy, and Buyer agrees, in its reasonable discretion, to permit Sellers to execute their plan to cure such inaccuracy following such date and to the indemnification provided by Sellers, then, in either such circumstance, Sellers’ Disclosure Schedule shall be deemed to be amended accordingly by Sellers’ written notice or confirmation described above (the “Amended Seller’s Disclosure Schedule”), and the Amended Sellers’ Disclosure Schedule shall constitute an amendment of Sellers’ representations and warranties set forth in Article 3 for all purposes, but shall not otherwise modify any indemnity specifically provided by Sellers pursuant to this Section 5.14(a). Seller shall simultaneously deliver to Buyer true and complete copies of any documents referred to or included in the Amended Sellers’ Disclosure Schedule. Notwithstanding the provisions of Section 7.2, any indemnification provided by Sellers pursuant to this Section 5.14(a) shall be without regard to the Loss Threshold or the General Indemnification Limit and shall be neither subject to, nor included in, either the Loss Threshold or the General Indemnification Limit.

                 (b)     In the event that between the date hereof and Closing, any event or circumstance occurs that causes (i) any representation or warranty of Sellers set forth in Article 3 that is qualified by materiality and was true and correct in all respects when made to become inaccurate, or (ii) any representation or warranty of Sellers set forth in Article 3 that is not so qualified and was true and correct in all material respects when made to become inaccurate in any material respect, and if such inaccuracy may be cured by Sellers, then Sellers may provide written notice to Buyer of such inaccuracy and of Sellers’ intent to (x) cure such inaccuracy and satisfy any Loss or Claim arising therefrom and (y) indemnify and hold Buyer harmless from and against any Loss or Claim arising from the failure to effectively cure such inaccuracy prior to Closing. Such notice shall set forth in precise detail Sellers’ plan to (x) cure such inaccuracy and to satisfy any Loss or Claim arising therefrom and (y) indemnify and hold Buyer harmless from and against any such Loss or Claim arising from the failure to effectively cure such inaccuracy prior to Closing. If, by the Closing Date, (x) Sellers have cured such inaccuracy and satisfied any Loss or Claim arising therefrom and agreed to indemnify and hold Buyer harmless from and against any Loss or Claim arising from the failure to effectively cure such inaccuracy prior to Closing to the reasonable satisfaction of Buyer, or (y) Sellers have agreed to execute their plan to cure such inaccuracy as soon as practicable after Closing and to indemnify and hold Buyer harmless from and against any Loss or Claim arising from such inaccuracy or the failure to effectively cure such inaccuracy, and Buyer agrees, in its reasonable discretion, to permit Sellers to execute their plan to cure such inaccuracy following such date and to the indemnification provided by Sellers, then, in either such circumstance, Sellers may deliver Amended Sellers’ Disclosure Schedule to reflect such election by Sellers and the delivery of the Amended Sellers’ Disclosure Schedule shall constitute an amendment of Sellers’ representations and warranties set forth in Article 3 for all purposes, but shall not otherwise modify any indemnity specifically provided by Sellers pursuant to this Section 5.14(b). Seller shall simultaneously deliver to Buyer true and complete copies of any documents referred to or included in the Amended Sellers’ Disclosure Schedule.

        (c)     In the event that between the date hereof and the Closing, (i) Buyer determines and notifies Sellers that, or Sellers determine that, either (A) any representation or warranty of Sellers set forth in Article 3 that is qualified by materiality was not true and correct in all respects when made or has become inaccurate, or (B) any representation or warranty of Sellers set forth in Article 3 that is not so qualified either was not true and correct in all material respects when made or has become inaccurate in any material respect, and (ii) either (A) such inaccuracy may not be cured by Sellers, (B) prior to the earlier to occur of Closing or the Termination Date, (1) Sellers do not notify Buyer of their election either to (x) cure such inaccuracy, satisfy any Loss or Claim arising therefrom and indemnify and hold Buyer harmless from and against any Loss or Claim arising from the failure to effectively cure such inaccuracy prior to Closing, pursuant to Section 5.14(a) or (b), as applicable, or (y) execute their plan to cure such inaccuracy as soon as practicable after Closing and indemnify and hold Buyer harmless from and against any Loss or Claim arising from such inaccuracy or the failure to effectively cure such inaccuracy or (2) if Sellers have given the notice described in clause (y) of this clause (B)(1), Buyer does not agree, in its reasonable discretion, to permit Sellers to execute their plan to cure such inaccuracy following such date and to the indemnification provided by Sellers, or (C) prior to the earlier to occur of Closing or the Termination Date, Sellers fail to either (1) cure such inaccuracy, satisfy any Loss or Claim arising therefrom and agree to indemnify and hold Buyer harmless from and against any Loss or Claim arising from the failure to effectively cure such inaccuracy prior to Closing or (2) agree, to the reasonable satisfaction of Buyer, to execute their plan to cure such inaccuracy as soon as practicable after Closing and to indemnify and hold Buyer harmless from and against any Loss or Claim arising from such inaccuracy or the failure to effectively cure such inaccuracy, then, in any such event, not less than five (5) business days prior to Closing, Buyer may, in its sole discretion, elect either (a) to consummate the purchase of the Purchased Interests as contemplated by this Agreement, in which event Seller shall not be permitted to amend Sellers’ Disclosure Schedules in any manner and Sellers’ obligations pursuant to Section 7.2 shall apply notwithstanding any disclosure of such inaccuracy prior to Closing, or (b) upon notice to Sellers, to terminate this Agreement.

        5.15.      Raw Materials and Spare Parts Inventories on Hand at Closing. On the Closing Date, there shall be present no less than 9,000 tons of coal Inventory at each Facility, fifty (50) tons of lime Inventory at each Facility, 40,000 gallons of diesel fuel Inventory located at Altavista, 17,000 gallons of diesel fuel Inventory located at Southampton and 300 gallons of diesel fuel Inventory located at Hopewell and 5,000 gallons of ammonia Inventory located at each Facility other than Southampton (collectively, the “Raw Materials Inventory”). In addition, there shall be spare parts Inventory substantially similar to the spare parts set forth on Schedule 5.15 (the “Spare Parts Inventory”).

        5.16.      Massey Claims.

                  (a)      The parties agree that any claims, defenses, demands, actions or proceedings involving or between any Partnership and Massey Coal Sales Company, Inc., (“Massey”) relating to or arising out of the Massey Coal Supply Agreements in respect to any period prior to the Effective Time (“Massey Claims”) shall be Retained Assets and Retained Liabilities, and Sellers shall be entitled to institute, prosecute, contest and defend all appropriate legal proceedings, any such Massey Claims in the name of Hopewell and/or Southampton, as applicable, and to control all settlements thereof at Sellers’ sole cost and expense. Sellers shall be entitled to receive and retain any and all judgments, awards, settlement payments or other amounts paid by Massey in respect of any Massey Claims in respect of any period prior to the Effective Time, and Sellers shall be responsible for all costs, expenses, judgments and payments required to be made to Massey by Hopewell or Southampton in connection with any Massey Claims in respect to any period prior to the Effective Time. Notwithstanding the foregoing, Sellers may not agree to any settlement of any Massey Claims if such settlement would change the term of the Massey Coal Supply Agreements or increase the price currently provided for in the Massey Coal Supply Agreements so as to adversely affect Buyer.

                 (b)     Buyer agrees that it will not take any action with respect to the Massey Coal Supply Agreement which will adversely affect in any manner any Massey Claims and that Buyer will, at all times after the Closing Date, cooperate with Sellers, and take such actions as may be reasonably requested by Sellers in connection with the institution and prosecution of any actions in respect of the Massey Claims in the name of the applicable Partnership. Without limiting the generality of the foregoing, Buyer agrees that if it elects to terminate any of the Massey Coal Supply Agreements after the Effective Time, such termination will not release or adversely affect any of Sellers’ (or the applicable Partnership’s) rights with respect to the Massey Claims. The Parties agree that nothing in this Section 5.16 shall limit Buyer’s right to conduct its business in accordance with the terms of the Power Purchase Agreements.

                 (c)     Buyer shall be solely responsible for any payments (including, penalties, fines and interest) which may be imposed in respect of purchases pursuant to the Massey Coal Supply Agreements after the Effective Time. Except as expressly provided in this Section 5.16, but subject to the last sentence of Section 5.16(a), Sellers shall have no liability to Buyer for breach of representation or warranty or otherwise with respect to the outcome of any Massey Claims, provided that Sellers may not, without Buyer’s written consent, amend the terms of the Massey Coal Supply Agreements in respect to any period after the Effective Time.

        5.17.      Changes in Laws. From the date hereof until the earlier to occur of the termination of this Agreement pursuant to Article 8 or the Effective Time, in the event any Partnership or Seller is required to comply with any change in any Law that is to become effective either before or after the Effective Time and that pertains to the operation or maintenance of any Facility, Sellers shall cause the Partnerships to undertake those commercially reasonable steps necessary or appropriate to comply or begin the process of compliance with such change prior to the Effective Time in the same manner as the Partnerships would proceed in the ordinary course of business so as to bring the Facility into compliance with the applicable Laws as required therein. Notwithstanding the preceding sentence, in the event the Partnerships are required by applicable Law to make any change or changes to any Facility or its operation or maintenance prior to the Effective Time, Sellers shall cause changes to be made in a manner such that the Facilities and their operation comply in all material respects with all Laws as in effect at the Effective Time. Sellers shall cause the Partnerships to keep Buyer reasonably informed with respect to changes made to the Facilities or their operation or maintenance pursuant to this Section 5.17.

        5.18.      Surrender and Cancellation of Letters of Credit. Not more than three (3) business days following the Closing Date, Buyer shall cause the surrender by their respective beneficiaries of all letters of credit issued in respect of the Combined Debt Obligations and the cancellation thereof by their respective issuers.

        5.19      Notices Relating to Outstanding Bonds. Notices of prepayment relating to all Outstanding Bonds shall have been provided by Sellers in accordance with Section 7.5 of the Sale Agreements prior to the Closing Date. Notices or consents relating to the subsequent redemption of all Outstanding Bonds after the Closing Date shall be provided by Buyer in accordance with the provisions of Article 4 of each of the Indentures.

        5.20      Notices Relating to Termination of SWAP Agreements. On or before the Closing Date, Sellers shall cause each Partnership to give (i) notice to its counter party to the SWAP Agreement of the occurrence of a Termination Event (as defined in the SWAP Agreement) in accordance with Section 6(b)(i) of the SWAP Agreement and (ii) the notice required by Section 6(b)(iv)(2) of the SWAP Agreement in accordance with the Consent and Waiver.

ARTICLE 6.
CONDITIONS PRECEDENT TO CLOSING

        6.1.      Conditions Precedent to Obligations of Buyer.The obligations of Buyer to consummate the purchase, following the exercise of either the Put or the Call, of the Purchased Interests as contemplated herein are subject to the satisfaction or waiver at or prior to the Effective Time of the following conditions precedent:

        (a)     subject to the provisions of Section 5.14, no event shall have occurred and no circumstance shall have arisen which, individually, or in the aggregate, could reasonably be expected to cause a Material Adverse Effect from the date hereof to the Closing Date;

                 (b)     each of the representations and warranties of the Sellers contained in Article 3 (as amended or supplemented pursuant to Section 5.14(a) or (b)) that are qualified by materiality shall be true and correct when made and at and as of the Closing Date (except with respect to such representations and warranties that address matters only as of a particular date, which shall be true and correct as of such particular date), and each of the representations and warranties of the Sellers contained in Article 3 (as amended or supplemented pursuant to Section 5.14(a) or (b)) that are not so qualified shall be true and correct in all material respects when made and at and as of the Closing Date (except with respect to such representations and warranties that address matters only as of a particular date, which shall be true and correct in all material respects as of such particular date), with the same force and effect as if those representations and warranties had been made at and as of such time;

                 (c)     Sellers shall have performed all obligations and complied with all covenants that are to be performed or complied with in all material respects necessary to be performed or complied with by them or it on or before the Closing Date, and Sellers shall, in all material respects, have performed all other obligations, including execution and delivery of the Assignment of Retained Assets and Retained Liabilities, and complied in all material respects with all other covenants necessary to be performed or complied with by them or it on or before the Closing Date;

                 (d)     all Required Consents including the approvals required under the HSR Act, the VSCC Approval, the FERC Transaction Approval and the SEC Approval shall have been obtained in form and substance satisfactory to Buyer in Buyer’s sole discretion;

                 (e)     any waiting period applicable to the transactions contemplated herein under the HSR Act shall have been terminated or shall have expired;

                 (f)     if Buyer has received any notice from Sellers pursuant to Section 5.14 of this Agreement, not less than ten (10) business days shall have passed since Buyer’s receipt of such notice;

                 (g)     Buyer shall have received the Statement of Debt Adjustment required pursuant to Section 2.3(a);

                 (h)     Buyer shall have received a certificate executed by each Seller, certifying fulfillment of the matters referred to in paragraphs (a) through (c) of this Section 6.1;

                 (i)     no investigation, suit, action or other proceeding shall be threatened or pending before any Governmental Authority that seeks constraint, prohibition, damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby and that could reasonably be expected to have a Material Adverse Effect on the Partnerships or the ability of the Parties to consummate the transactions contemplated hereby;

                 (j)     Buyer shall have received by assignment, transfer or original issuance, as the case may be, all Permits necessary for the operation of the Assets, including the Facilities, from and after the Closing Date, substantially in the manner operated prior to Closing;

                 (k)     all parties to the Facilities Operating Agreements other than Buyer shall have executed and delivered such Facilities Operating Agreements; and

                 (l)     Sellers shall have tendered to Buyer all of the documents, instruments and other items which Sellers are required to deliver at Closing pursuant to Section 2.9(a), subject only to the delivery by Buyer of the Option Price and the documents, instruments and other items which Buyer is obligated to deliver at Closing pursuant to Section 2.9(b).

        6.2.     Conditions Precedent to Obligations of Sellers. The obligation of Sellers to consummate the sale of the Purchased Interests as contemplated herein following the exercise of either the Put or Call, is subject to the satisfaction or waiver at or prior to the Effective Time of the following conditions precedent:

                 (a)     each of the representations and warranties of Buyer contained in Article 4 that are qualified by materiality shall be true and correct when made and at and as of the Closing Date (except with respect to such representations and warranties that address matters only as of a particular date, which shall be true and correct as of such particular date), and each of the representations and warranties of Buyer contained in Article 4 that are not so qualified shall be true and correct in all material respects when made and at and as of the Closing Date (except with respect to such representations and warranties that address matters only as of a particular date, which shall be true and correct in all material respects as of such particular date), with the same force and effect as if those representations and warranties had been made at and as of such time;

                 (b)     Buyer shall have performed all obligations and complied with all covenants that are to be performed or complied with in all material respects necessary to be performed or complied with by it on or before the Closing Date, and Buyer shall, in all material respects, have performed all other obligations, and complied in all material respects with all other covenants necessary to be performed or complied with by it on or before the Closing Date;

                 (c)     Sellers shall have received a certificate of the Senior Vice President–Bulk Sales of the Buyer, in form satisfactory to counsel for the Sellers, certifying fulfillment of the matters referred to in paragraphs (a) and (b) of this Section 6.2;

                 (d)     any waiting period applicable to the transactions contemplated herein under the HSR Act shall have been terminated or shall have expired;

                 (e)     all Required Consents not waived by Buyer and approvals required under the HSR Act, the VSCC Approval and the SEC Approval shall have been obtained;

                 (f)     no investigation, suit, action or other proceeding shall be threatened or pending before any Governmental Authority that seeks constraint, prohibition, damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby and that could reasonably be expected to have a Material Adverse Effect on the Partnerships or a Material Adverse Effect on the ability of the Parties to consummate the transaction contemplated hereby;

                 (g)     Buyer shall have tendered to Sellers all of the documents, instruments and other items which Buyer is required to deliver at Closing pursuant to Section 2.9(b), subject only to the delivery by Sellers of the documents, instruments and other items which Sellers are obligated to deliver at Closing pursuant to Section 2.9(a); and

                 (h)     Buyer shall have caused each of the following to occur:

                 (i)     An amount of money necessary to defease all Outstanding Bonds under each Indenture shall have been deposited to the account of the relevant Trustee (as defined in the Indentures) in accordance with Article 10 of each of the Indentures;

                 (ii)     All necessary and proper fees, compensation and expenses of such Trustees pertaining to such deposit shall have been paid or the repayment thereof provided for to the satisfaction of such Trustees;

                 (iii)     Such Trustees shall have received a certificate of an independent accountant stating that such moneys will be sufficient to make the payment of principal and interest when due in order for the Outstanding Bonds to be paid pursuant to Article X of each Indenture of the relevant Outstanding Bonds; and

                 (iv)     Each of the Trustees under the Indentures shall have received an opinion of counsel required by Section 10.01 of the applicable Indenture.

ARTICLE 7
INDEMNITIES AND ADDITIONAL COVENANTS

        7.1.      Survival. All representations, warranties, covenants, and obligations in this Agreement, the Schedules, Exhibits, and any other certificate or document delivered pursuant to this Agreement will survive the Closing until the termination of the applicable indemnification provisions contained in Sections 7.2 and 7.3 hereof with respect to such representation, warranty or covenant.

        7.2.      Sellers’ Indemnity.

                  (a)     General. Sellers (collectively, the “Indemnifying Parties”) hereby jointly and severally agree to indemnify and hold the Buyer, its officers, directors and shareholders and their successors and permitted assigns (each, an “Indemnified Party”), harmless from and against, any and all Losses or Claims (including any Losses or Claims arising from any Assumed Liability that is otherwise subject to Sellers’ indemnity pursuant to this Section 7.2), that any Indemnified Party may at any time suffer or incur, or become subject to, as a result of or in connection with: (i) any breach or inaccuracy of any of the representations and warranties made by the Sellers (other than representations and warranties set forth in Section 3.4, the first sentence of Section 3.12, Section 3.21 and Section 3.22) pursuant to this Agreement (as amended and supplemented in accordance with Section 5.14(a) or (b)); (ii) any failure of the Sellers to (or prior to the Closing to cause any of the Partnerships to) carry out, perform, satisfy and discharge any of their covenants, agreements, undertakings, liabilities or obligations under this Agreement or under any of the documents and instruments delivered by Sellers pursuant to this Agreement; (iii) any breach or inaccuracy of any of the representations and warranties made by Sellers in Section 3.4 or the first sentence of Section 3.12 (as amended or supplemented pursuant to Section 5.14(a) or (b)); (iv)(A) any breach or inaccuracy of any of the representations and warranties made by Sellers in Section 3.21 (as amended or supplemented pursuant to Section 5.14(a) or (b)) or (B) any liability of the Partnership for unpaid Taxes with respect to any Tax year or part thereof ending on or before the Closing Date, or for any Tax year or part thereof beginning before and ending after the Closing Date to the extent such Tax liability is allocated to the Sellers pursuant to Section 7.6(b); (v) any breach or inaccuracy of any of the representations or warranties made by Sellers in Section 3.22 (as amended or supplemented pursuant to Section 5.14(a) or (b)); (vi) Sellers’ failure to pay and discharge any Retained Liability when and as it becomes due and payable (other than any Retained Liability which Buyer is obligated to pay pursuant to the allocations made pursuant to Section 7.4 or any Seller Liability); or (vii) Sellers’ failure to pay and discharge any Seller Liability when and as it becomes due and payable. Except to the extent Sellers are permitted to amend Sellers’ Disclosure Schedules as specifically provided in Section 5.14(a) or (b), disclosure prior to Closing of a breach or inaccuracy of a representation or warranty made by Sellers pursuant to this Agreement shall not affect Sellers’ liability under this Agreement with respect to such breach or inaccuracy.

        (b)     Survival of Remedies. The Indemnifying Parties shall not be required to indemnify and hold the Indemnified Party harmless with respect to any claim for indemnification made (i) pursuant to Sections 7.2(a)(i) or (ii) unless such claim is asserted (whether or not Losses have actually been incurred) by written notice to the Indemnifying Parties within two (2) years after the Closing Date describing with reasonable specificity the facts giving rise to the claim, (ii) pursuant to Section 7.2(a)(iv) unless such claim is asserted (whether or not Losses have actually been incurred) by written notice to the Indemnifying Parties prior to 90 days after the expiration of the applicable statute of limitations relating to any Tax, (iii) pursuant to Section 7.2(a)(v) unless such claim is asserted (whether or not Losses have actually been incurred) by written notice to the Indemnifying Parties within five (5) years after the Closing Date or (iv) pursuant to Section 7.2(a)(vi) unless such claim is asserted (whether or not Losses have actually been incurred) by written notice to the Indemnifying Parties within ten (10) years after the Closing Date. Notwithstanding any other provision of this Agreement, there shall be no time limitation on when a claim may be asserted pursuant to Section 7.2(a)(iii) or Section 7.2(a)(vii); provided notice of such claim is provided to the Indemnifying Parties in writing.

                 (c)     Thresholds; Limitations on Liability.

                          (i) Except as specifically provided in Section 5.14(a), (A) the Indemnifying Parties shall not be required to indemnify the Indemnified Parties under Section 7.2(a)(i), (ii) or (v) unless and until the amount of all Losses actually incurred by the Indemnified Party with respect to Sections 7.2(a)(i), (ii) and (v) hereof shall exceed, in the aggregate, $400,000 (the “Loss Threshold”), and, thereafter, the Indemnifying Parties shall indemnify the Indemnified Parties only for Losses in excess of the Loss Threshold with respect to Sections 7.2(a)(i), (ii) and (v), and (B) no Indemnifying Party shall have any obligation to indemnify the Indemnified Parties under Section 7.2(a)(i) or (ii), for any Losses that, when added to all Losses for which indemnification has already been made by Indemnifying Parties pursuant to Section 7.2(a)(i) or 7.2(a)(ii) of this Agreement, with respect to any single Facility, exceed $10,000,000 and, with respect to all of the Facilities in the aggregate, exceed $15,000,000 (together, the “General Indemnification Limit”). Notwithstanding anything to the contrary set forth in this Agreement, (A) neither the Loss Threshold nor the General Indemnification Limit shall apply to any Losses or Claims incurred by the Indemnified Party as a result of or with respect to (x) Sellers’ failure to pay and discharge any Seller Liability when due and payable, (y) Sellers’ breach or inaccuracy of any of the representations, warranties or covenants made by Sellers in Sections 3.4, the first sentence of Section 3.12, Section 3.21 or Section 7.6 or (z) any Loss described in Section 7.2(a)(iv)(B), and (B) the General Indemnification Limit shall not apply to any Losses or Claims incurred by the Indemnified Parties as a result or with respect to (x) the breach or inaccuracy of the representations, warranties and covenants made by Sellers in Section 3.22 or (y) Sellers’ failure to pay and discharge any Retained Liability when due and payable.

                          (ii)     The Indemnifying Parties shall not be required to indemnify and hold the Indemnified Parties harmless under Section 7.2(a)(v) or 7.2(a)(vi) for any and all Losses and Claims that, when added to all Losses for which indemnification has already been made by the Indemnifying Parties pursuant to Sections 7.2(a)(i), (ii), (v) and (vi), exceed $55,000,000 (the “Environmental Indemnification Limit”). There shall be no limit on the amount of Losses and Claims for which the Indemnifying Parties are required to indemnify and hold the Indemnified Parties harmless under Sections 7.2(a)(iii), 7.2(a)(iv) and 7.2(a)(vii).

                          (iii)     Notwithstanding the first sentence of Section 7.2(c)(i), and subject to the second sentence of Section 7.2(c)(i), the aggregate amount for which the Indemnifying Parties shall be required to indemnify the Indemnified Parties pursuant to this Agreement with respect to any and all Losses and Claims shall not exceed the amount of the Environmental Indemnification Limit.

                 (d)     Insurance Proceeds. The amounts for which the Indemnifying Parties shall be liable under Section 7.2(a) of this Agreement shall be reduced by any insurance proceeds received by the Indemnified Party in connection with the facts and circumstances giving rise to the right of indemnification. In addition, such amounts shall be (i) net of any federal or state income tax benefit realized or the then-present value (based on a discount rate of 6%) of any such income tax benefit to be realized by the Indemnified Party by reason of the facts and circumstances giving rise to the indemnification, and (ii) increased by the amount of any federal or state income tax required to be paid by the Indemnified Party as a result of the accrual or receipt of the indemnification payment (including any amount payable pursuant to this clause (ii)). For purposes of the preceding sentence, the amount of any state income tax benefit or cost shall take into account the federal income tax effect of such benefit or cost.

                 (e)     Indemnification Procedure.

                          (i)     Notwithstanding any other provision in this Article 7, the following procedures shall apply to any claim of Buyer for indemnification which arises under (1) clause (v) of Section 7.2(a) above, (2) clause (vii) of Section 7.2(a) above with respect to Sellers’ failure to pay and discharge any Seller Liability described in clause (iii) or (iv) of the definition of “Sellers Liability”, (3) Section 5.14, (4) Sellers’ failure to pay and discharge any Retained Environmental Liability or (5) any breach or inaccuracy of the representations, warranties and covenants of Sellers contained in Sections 3.7, 3.10(b), 3.25, 3.28, and 3.29 (collectively, “Claims for Remediation or Repair”).

                                   (A)     In the event of any inconsistency between the procedures set forth in Section 7.2(e)(ii) and the procedures set forth in this Section 7.2(e)(i), the procedures set forth in this Section 7.2(e)(i) shall govern.

                                   (B)     In the event of a Claim against any Indemnified Party or by any Indemnified Party against any Indemnifying Party which is a Claim for Remediation or Repair, notice shall be given promptly by such Indemnified Party to the Sellers’ Representatives. If the Indemnifying Parties admit in writing to the Indemnified Party that such claim is a valid Claim for Remediation or Repair, the Indemnifying Parties shall assume Principal Management for the matters that are the subject of the Claim for Remediation or Repair. In the event that the Indemnifying Parties do not undertake Principal Management of such matters, the Indemnified Party may assume Principal Management of such matters.

                                   (C)     The Party that does not have Principal Management for a matter relating to a Claim for Redemption or Repair shall be entitled, at its sole cost and expense, to reasonably participate in the management of such matter. Such participation shall include: (i) receiving copies of all reports, work plans and analytical data submitted to Governmental Agencies, all notices or other letters or documents received from Governmental Agencies, any other non-privileged documents and correspondence materially bearing on the Claim for Remediation or Repair, and notices of material meetings; (ii) the opportunity to attend and participate in such material meetings including meetings with Governmental Authorities; (iii) the right of reasonable consultation with the Party exercising Principal Management; (iv) the right to approve (which approval shall not be unreasonably withheld or delayed) in writing in advance all budgets, and timelines relating to the resolution of the Claim for Remediation or Repair, all material contracts related thereto, the submission of any cleanup plan or any similar material action relating to the Claim for Remediation or Repair and any amendment or modification thereof, and the acceptance of any consensual orders or requirements of Governmental Authorities (which approval shall not be unreasonably withheld or delayed); and (v) the right to participate in any contest or appeal of any order, ruling or direction issued or made by any Governmental Authority and in any decision to contest or appeal any such order, ruling or direction.

                                   (D)     The party undertaking Principal Management hereunder for any matter shall manage the matter in good faith and in a responsible manner, and any activities conducted in connection therewith shall be undertaken promptly and concluded as expeditiously and as economically as practicable using commercially reasonable efforts, subject to (i) the schedules and approvals required by any applicable Governmental Authority or (ii) any applicable requirements of any other third party which are not inconsistent with the requirements of any Governmental Authority and which are made in good faith and are reasonable. The Parties agree to reasonably cooperate with one another in connection with addressing any Claim for Remediation or Repair. Either Party may take such action as is reasonable under the circumstances to respond to an actual or threatened emergency or imminent endangerment situation arising from an Claim for Remediation or Repair.

                                   (E)     Any action with respect to a Claim for Remediation or Repair in respect of any Environmental Liability shall be deemed adequate for purposes of satisfying the obligations of this Section 7.2(e)(i) to the extent such action attains compliance with all applicable orders or directives of any Governmental Authority and with applicable Environmental Laws, including any action levels or cleanup standards enforced thereunder.

                                   (F)     The Parties agree to negotiate in good faith regarding any dispute arising under this section 7.2(e)(i). In the event such dispute cannot be resolved within twenty (20) days of written notice of a dispute (or shorter period as exigent circumstances may warrant), Sellers and Buyer shall select within fourteen (14) days thereafter a mutually satisfactory arbitrator, who shall review the information relevant to the dispute provided by the Parties. The arbitrator shall within thirty (30) days render a decision binding upon the Parties hereto (absent mutual agreement of the parties to an alternate resolution) and the Parties may enforce any final determination of the arbitrator in any court of competent jurisdiction. If Buyer and Seller cannot agree on the selection of an arbitrator, each of them shall select a single arbitrator and those two arbitrators shall select a third arbitrator who shall resolve such dispute. Any arbitration under this Section 7.2(e)(i)(F) shall be administered by the American Arbitration Association (“AAA”) under its Commercial Arbitration Rules then in effect. Unless otherwise agreed by the Parties, the dispute shall be resolved by AAA within 60 days of submission, and AAA shall be informed of the 60 day resolution requirement when the submission is made to AAA. Judgment on the award may be entered in any court having jurisdiction. The location of the arbitration proceeding shall be in Richmond, Virginia.

                          (ii)     Subject to the provisions of Section 7.2(e)(i), if a claim against the Indemnifying Parties for indemnification pursuant to the provisions of Section 7.2(a) of this Agreement is to be made by any Indemnified Party, the Indemnified Party shall give notice of such claim to the Sellers’ Representatives promptly after the Indemnified Party becomes aware of any fact, condition or event which may give rise to Claims or Losses for which indemnification may be sought under Section 7.2(a). In the case of a claim for indemnification involving the assertion of a Claim by a third party against such Indemnified Party, provided that the Indemnifying Parties admit in writing to the party seeking indemnification that the party seeking indemnification for such claim is entitled to indemnification pursuant to Section 7.2(a) hereof, but subject to Sections 7.2(b) and (c), the Indemnifying Parties shall have the right to contest and defend by all appropriate legal proceedings such claim and to control all settlements (unless the party seeking indemnification agrees to assume the cost of settlement and to forgo such indemnity) and to select lead counsel to defend any and all such claims at the sole cost and expense of the Indemnifying Parties; provided, however, that the Indemnifying Parties may not effect any settlement that could result in any cost, expense or liability to, or have any Material Adverse Effect upon the Indemnified Party unless such party consents in writing to such settlement and the Indemnifying Parties agree to indemnify such party therefor. In the event the Indemnifying Parties do not admit in writing to a party seeking indemnification that such claim is covered by the indemnity provisions of Section 7.2(a) hereof, the Indemnified Party shall take such actions as it deems necessary to defend such claim; provided, however, that the Indemnified Party may not effect any settlement that could result in any cost, expense, liability to, or have any Material Adverse Effect upon, any Indemnifying Party without the consent of such Indemnifying Party, which consent shall not be unreasonably withheld and which consent or objection thereto must be provided in a timely manner as the circumstances dictate and in any event within ten (10) business days of such request. The Party seeking indemnification may select counsel to participate in any defense, in which event such counsel shall be at the sole cost and expense of such Party. In connection with any such third party claim, action or proceeding, the Parties shall cooperate with each other and provide each other with access to relevant books and records in their possession.

                 (f)     Mitigation of Retained Liabilities and Sellers’ Liabilities. In the event that Buyer (i) is notified or becomes aware that an Environmental Claim is threatened, or (ii) forms a reasonable belief that an Environmental Claim may be brought which, in the case of either (i) or (ii), could reasonably be expected to lead to or result in a Remedial Action which is a Retained Liability or a Sellers Liability (such Environmental Claims are hereinafter referred to as “Potential Retained Remedial Actions”), Buyer shall give prompt notice of such Potential Retained Remedial Action to Sellers. Such notice shall afford Sellers a reasonable opportunity to consult with Buyer as to a means of responding to such Potential Retained Remedial Action in a manner that will reasonably mitigate Sellers’ potential exposure to Retained Liability or Sellers Liability with respect to such Potential Retained Remedial Action. The Parties agree to negotiate in good faith regarding such means, and any written agreement reached by the Parties with respect to responding to such Potential Retained Remedial Action shall be implemented as provided in such agreement.

        7.3.      Buyer’s Indemnity.

                  (a)     General. Buyer hereby agrees to indemnify and hold the Sellers and their officers, directors, shareholders and partners and their successors and permitted assigns (“Seller Indemnified Parties”) harmless from and against, any and all Losses or Claims that the Seller Indemnified Parties may at any time suffer or incur, or become subject to, as a result of or in connection with: (i) any breach or inaccuracy of any of the representations and warranties made by the Buyer in or pursuant to this Agreement; (ii) any failure by the Buyer to carry out, perform, satisfy and discharge any of its covenants, agreements, undertakings, liabilities or obligations under this Agreement or under any of the documents and instruments delivered by the Buyer pursuant to this Agreement; (iii) Buyer’s failure to pay and discharge, when and as it becomes due and payable, any Assumed Liability other than any Loss or Claim that constitutes an Assumed Liability with respect to which Buyer is entitled to indemnification pursuant to Section 7.2(a) hereof; (iv) failure of Buyer or Sellers to obtain any Required Consent waived by Buyer pursuant to Section 6.1(d); and (v) Buyer’s failure to pay and discharge any liability of any Partnership for unpaid Taxes with respect to any Tax year or part thereof beginning prior to the Closing Date and ending thereafter to the extent such Tax liability is allocated to the Buyer pursuant to Section 7.6(b).

                 (b)     Survival of Remedies. Buyer shall not be required to indemnify and hold Seller Indemnified Parties harmless pursuant to Section 7.3(a)(i) or (ii) unless such right is asserted (whether or not Losses have actually been incurred) by written notice to the Buyer within two (2) years of the Closing describing with reasonably specificity the facts giving rise to the asserted claim. There shall be no limitation on when a claim may be asserted pursuant to Section 7.3(a)(iii), (iv) or (v) provided that notice of such claim is provided to Buyer in writing.

                 (c)     Threshold; Limitations on Liability. Buyer shall not be required to indemnify the Seller Indemnified Parties under Section 7.3(a)(i) or (ii) unless and until the amount of all Losses actually incurred by the Seller Indemnified Parties, in the aggregate, exceeds the Loss Threshold, and, thereafter, Buyer shall indemnify the Seller Indemnified Parties only for all Losses incurred by Buyer in excess of the Loss Threshold up to but not in excess of the General Indemnification Limit. Notwithstanding anything to the contrary set forth in this Agreement, neither the Loss Threshold nor the General Indemnification Limit shall apply to any Losses or Claims incurred by the Seller Indemnified Parties as a result of or with respect to either (x) Buyer’s failure to pay and discharge any Assumed Liability when due and payable or (y) failure of Buyer or Sellers to obtain any Required Consent waived by Buyer pursuant to Section 6.1(d), or (z) Buyer’s failure to pay and discharge any liability of any Partnership for unpaid Taxes with respect to any Tax year or part thereof beginning prior to the Closing Date and ending thereafter to the extent such Tax liability is allocated to the Buyer pursuant to Section 7.6(b).

                 (d)     Insurance Proceeds. The amounts for which the Buyer shall be liable under Section 7.3(a) of this Agreement shall be reduced by any insurance proceeds received by the Sellers in connection with the facts and circumstances giving rise to the right of indemnification. In addition, such amounts shall be (i) net of any federal or state income tax benefit realized or the then-present value (based on a discount rate of 6%) of any such income tax benefit to be realized by the indemnified party by reason of the facts and circumstances giving rise to the indemnification, and (ii) increased by the amount of any federal or state income tax required to be paid by the indemnified party as a result of the accrual or receipt of the indemnification payment (including any amount payable pursuant to this clause (ii)). For purposes of the preceding sentence, the amount of any state income tax benefit or cost shall be taken into account the federal income tax effect of such benefit or cost.

                 (e)     Indemnification Procedure. If a claim against the Buyer for indemnification pursuant to the provisions of Section 7.3(a) of this Agreement is to be made by any Seller Indemnified Party, such Seller Indemnified Party shall give notice of such claim to Buyer promptly after such Seller Indemnified Party becomes aware of any fact, condition or event which may give rise to Claims or Losses for which indemnification may be sought under Section 7.3(a). Bruce D. Hamilton and Michael Lepchitz are designated as representatives for all Seller Indemnified Parties for purposes of this Agreement (the “Sellers’ Representatives”). Sellers’ Representatives may be replaced on notice to Buyer. The Sellers’ Representatives shall be authorized to act jointly, and not severally, on behalf of, and to bind, all of the Seller Indemnified Parties, and Buyer shall be entitled to rely on the Sellers’ Representatives without any investigation. In the case of a claim for indemnification involving the assertion of a Claim by a third party against such Indemnified Party, provided that the Buyer admits in writing to the Sellers’ Representatives, that such claim is covered by the indemnity provisions of Section 7.3(a) hereof, the Buyer shall have the right to contest and defend by all appropriate legal proceedings such claim and to control all settlements (unless Sellers’ Representatives agree to assume the cost of settlement and to forgo such indemnity) and to select lead counsel to defend any and all such claims at the sole cost and expense of the Buyer; provided, however, that the Buyer may not effect any settlement that could result in any cost, expense or liability to, or have any Material Adverse Effect upon, Seller Indemnified Parties unless Sellers’ Representatives consent in writing to such settlement and the Buyer agrees to indemnify Seller Indemnified Parties therefor. In the event the Buyer does not admit in writing to a party seeking indemnification that such claim is covered by the indemnity provisions of Section 7.3(a) hereof, Sellers’ Representatives shall take such actions as they deem necessary to defend such claim; provided, however, that the Sellers’ Representatives and Seller Indemnified Parties may not effect any settlement that could result in any cost, expense, liability to, or have any Material Adverse Effect upon Buyer without consent of Buyer, which consent shall not be unreasonably withheld and which consent or objection thereto must be provided in a timely manner as the circumstances dictate and in any event within ten (10) business days of such request. Sellers’ Representatives may select counsel to participate in any defense, in which event the Seller Indemnified Parties’ counsel shall be at the sole cost and expense of the Seller Indemnified Parties. In connection with any such third party claim, action or proceeding, the Parties shall cooperate with each other and provide each other with access to relevant books and records in their possession.

        7.4.      Post-Closing Proration of Normal Operating Expenses and Revenues of the Facilities. Each of the following amounts shall be prorated as of the Closing Date such that Sellers shall be responsible for the period prior to the Closing Date and Buyer shall be responsible thereafter: (a) charges for electricity, water, gas, and other utilities and for telephone services relating to the Facilities as of or for the calendar month in which Closing occurs shall be prorated as of the Closing Date; (b) payments received under Contracts as of and for the calendar month in which the Closing occurs or which are to be paid on arrears during the calendar month during which the Closing occurs shall be prorated as of the Closing Date; and (c) other similar prepaid expenses and travel advances and other charges of Sellers relating to the operation of the Facilities. Any proceeds of Accounts Receivable (except as provided in Section 2.4) or other Retained Assets received by Buyer after the Closing shall be transmitted to Sellers’ Representatives as soon as is reasonably practicable after their receipt by Buyer, but no later than thirty (30) days after receipt. Any funds received by Sellers in respect of operation of the Facilities from and after the Closing Date shall be transmitted by Sellers to Buyer as soon as is reasonably practicable after their receipt by Sellers, but no later than thirty (30) days after receipt.

        7.5.      Further Assistance. In case at any time after the Closing Date any further action is necessary or desirable to carry out the purposes of this Agreement, each of the Parties to this Agreement will take, without additional consideration, such further reasonable action (including the execution and delivery of such further instruments and documents and the grant of access to any individuals, premises, books or records) as any other Party reasonably may request.

        7.6.      Post-Closing Tax Matters. The following provisions shall govern the allocation of responsibility as between Buyer and Sellers for certain tax matters following the Closing Date:

                 (a)     Tax Periods Ending on or Before the Closing Date. Sellers shall prepare or cause to be prepared and file or cause to be filed all Tax Returns of the Partnerships, in a manner consistent with past practice, for all periods ending on or prior to the Closing Date which are filed after the Closing Date, including income Tax Returns with respect to the Partnerships for their respective taxable years which will end on the Closing Date. Sellers shall pay all Taxes of the Partnerships with respect to such periods ending on or prior to the Closing Date. Sellers shall also be responsible for the filing of all employment Tax returns, if any, of each of the Partnerships for all Tax periods ending on or prior to the Closing Date and for the withholding and/or payment of all income and/or employment Taxes with respect thereto for all periods ending on or prior to the Closing Date.

                 (b)     Tax Periods Beginning Before and Ending After the Closing Date. Sellers shall prepare or cause to be prepared and file or cause to be filed any Tax Returns of the Partnerships, in a manner consistent with prior practice, for Tax periods which begin before and end after the Closing Date. Sellers shall submit to Buyer for its approval, which approval shall not be unreasonably withheld or delayed, each such Tax Return described in the preceding sentence prior to filing. Sellers shall be responsible for the payment of all Taxes of the Partnerships allocable to that portion of such Taxable period which ends on the Closing Date, and Buyer shall be responsible for that portion of the Taxes of the Partnerships allocable to that portion of such Taxable period commencing on the day following the Closing Date. This Section does not address income taxes and other Taxes imposed on any Seller and not imposed on any Partnership. For purposes of this Section, in the case of any Taxes that are imposed on a periodic basis and are payable for a Taxable period that includes (but does not end on) the Closing Date, the portion of such Tax allocable to the portion of such Taxable period ending on the Closing Date shall (x) in the case of any Taxes other than Taxes based upon or related to income or receipts, be deemed to be the amount of such Tax for the entire Taxable period multiplied by a fraction the numerator of which is the number of days in the Taxable period ending on the Closing Date and the denominator of which is the number of days in the entire Taxable period and (y) in the case of any Taxes imposed on the Partnership relating to income or receipts, be deemed to be equal to the amount which would be payable if the relevant taxable period ended on the Closing Date. All determinations necessary to give effect to the foregoing allocations shall be made in a manner consistent with prior practice of the Partnerships.

                 (c)     Cooperation on Tax Matters. Buyer and Sellers shall cooperate fully, as and to the extent reasonably requested by the other Party, in connection with the filing of Tax Returns pursuant to this Section and any audit, litigation or other proceeding with respect to Taxes. Such cooperation shall include the retention and (upon the other Party’s request) the provision of records and information which are reasonably relevant to any such audit, litigation or other proceeding and making employees available on a mutually convenient basis to provide additional information and explanation of any material provided hereunder. Buyer and Sellers agree (A) to retain all books and records with respect to Tax matters pertinent to the Partnerships relating to any taxable period beginning before the Closing Date until the expiration of the statute of limitations (and, to the extent notified by Buyer or Sellers, any extensions thereof) of the respective taxable periods, and to abide by all record retention agreements entered into with any taxing authority, and (B) to give the other Party reasonable written notice prior to transferring, destroying or discarding any such books and records and, if the other Party so requests, Buyer or Sellers, as the case may be, shall allow the other Party to take possession of such books and records.

        7.7.      No Consequentials and Statutory Rights. Notwithstanding anything to the contrary in this Agreement, no Party shall be liable to any of the other Parties for (i) the consequential, special, indirect or incidental damages sustained by any other Party or its Affiliates or (ii) punitive or exemplary damages; provided, however, that the Termination Fee provided in Section 8.2(b) shall not be considered damages described in clause (i) or (ii) of this Section 7.7. Except as provided in Article 8, in the Letter Agreement, or in respect of a termination of this Agreement pursuant to Section 8.1(i), the indemnification provided for in Sections 7.2 and 7.3 constitute the exclusive remedies for the Indemnified Parties and the Seller Indemnified Parties with respect to any Losses and Claims however arising.

ARTICLE 8
TERMINATION

        8.1.      Termination. This Agreement may be terminated and the transactions contemplated hereby abandoned as follows:

        (a)     By the written consent of Buyer and Sellers at any time prior to the Closing;

        (b)     By written notice of Buyer or Sellers to the other Party if a final, non-appealable order to restrain, enjoin or otherwise prevent the consummation of the transactions contemplated hereby shall have been entered;

        (c)     By written notice of Buyer to Sellers at any time prior to the Closing if the Closing shall not have occurred on or before the Termination Date by reason of a failure of any condition precedent under Section 6.1 unless the failure results primarily from a material breach by Buyer of any representation, warranty or covenant contained in this Agreement;

        (d)     By written notice of Sellers to Buyer at any time prior to the Closing if the Closing shall not have occurred on or before the Termination Date by reason of a failure of any condition precedent under Section 6.2, unless the failure results primarily from a material breach by Sellers of any representation, warranty or covenant contained in this Agreement (as amended or supplemented pursuant to Section 5.14);

        (e)     By written notice of Buyer to Sellers if any of the VSCC Approval, FERC Transaction Approval or SEC Approval or any other consent or approval to be obtained from any Governmental Authority in order to effect the transactions contemplated in this Agreement shall be subject to any condition that Buyer, in its sole discretion deems to be materially adverse to Buyer;

        (f)     By written notice of Sellers to Buyer of Sellers’ refusal to consummate the sale of the Purchased Interests pursuant to this Agreement;

        (g)     By Buyer pursuant to Section 5.14(c) of this Agreement; or

        (h)     By written notice of Buyer to Sellers if, by 5:00 p.m., Richmond, Virginia time, on the date which is ten (10) business days after the latest to occur of (i) delivery of a Put Notice or a Call Notice pursuant to Section 2.1, (ii) satisfaction of the conditions of Sellers’ obligation to consummate the sale of the Purchased Interests as set forth in Section 6.2, and (iii) delivery by Buyer of Notice to Sellers that Buyer certifies that all conditions precedent to its obligations to consummate the purchase of the Purchased Interests as set forth in Section 6.1 are satisfied or waived and that Buyer is prepared to consummate the transactions contemplated by this Agreement, and tender by Buyer of the documents, instruments and other items which Buyer is obligated to deliver at Closing pursuant to Section 2.9(b) other than the Option Price, subject only to delivery by Sellers of the documents, instruments and other items which Sellers are obligated to deliver at Closing pursuant to Section 2.9(a), the Closing has not occurred for reasons other than Buyer’s breach or default, and Sellers have not tendered to Buyer the documents, instruments and other items which Sellers are required to deliver at Closing pursuant to Section 2.9(a).

        (i)     By written notice of Sellers to Buyer at any time prior to the Closing if the Closing shall not have occurred on or before the Termination Date (i) as a result of Buyer’s refusal to consummate the Closing in violation of this Agreement or (ii) by reason of the failure of a condition precedent under Section 6.2 as a result of a material breach by Buyer of any representation, warranty or covenant of Buyer contained in this Agreement.

        8.2.      Effect of Termination.

                 (a)     Except as otherwise provided in Section 8.2(b) or as provided in the Letter Agreement, in the event of any termination of this Agreement pursuant to Section 8.1 (other than pursuant to Section 8.1(i)), Sellers and Buyer shall have no obligation or liability to each other. Notwithstanding any termination of this Agreement pursuant to Section 8.1, the provisions of Sections 3.27, 4.5, 5.7, 5.8, 5.13, 7.7 and Articles 8 and 9 shall survive any such termination (provided that the provisions of Section 5.13 shall survive only with respect to Sellers’ obligations under the provisions of the Sections and Articles enumerated in this sentence). Nothing herein and no termination pursuant hereto will relieve any Party from liability (including liability for specific performance) for any material breach of this Agreement with respect to those provisions that survive such termination, as set forth in the preceding sentence. Buyer’s sole and exclusive remedy for, and Sellers’ and Guarantors’ sole liability in respect of, any termination of this Agreement shall be as provided in this Section 8.2(a) and Section 8.2(b).

                 (b)     If this Agreement is terminated by Sellers pursuant to Section 8.1(f) or by Buyer pursuant to Section 8.1(g) or Section 8.1(h), then, not later than two (2) business days after Sellers have given Buyer notice of termination pursuant to Section 8.1(f) or Buyer has given notice to Sellers of termination pursuant to Section 8.1(g) or (h), Sellers shall pay to Buyer a termination fee in the amount of $16,000,000 (the “Termination Fee”). The Termination Fee shall be paid by a draw on one or more letters of credit delivered by the Guarantors, in form and substance satisfactory to Buyer, in favor of Buyer, a copy of which is attached as Exhibit I to this Agreement (the “Termination Letters of Credit”). Payment of the Termination Fee as provided in this Section 8.2(b) shall cause the Letter Agreement to be terminated and shall terminate all liabilities and obligations of the Parties to the Letter Agreement.

ARTICLE 9
MISCELLANEOUS

        9.1.     Expenses. Except as otherwise set forth herein, each Seller and Buyer shall bear and pay all of their respective costs and expenses incurred by it in connection with the transactions contemplated by this Agreement.

        9.2.     Transfer Taxes, Recording Fees and Real Estate Taxes. All sales, use or other taxes (other than taxes on gross income, net income or gross receipts) and duties, levies on other governmental charges incurred by or imposed with respect to the transactions contemplated by this Agreement and all recording fees shall be the responsibility of, and shall be paid by, Buyer. All real estate, personal property and ad valorem taxes imposed upon or assessed against the Facilities or other Assets shall be prorated as of the Closing Date consistent with Section 7.6(b).

        9.3.     Waiver and Amendment. Any provision of this Agreement may be waived only in writing at any time by the Party that is entitled to the benefits thereof. This Agreement may not be amended or supplemented at any time, except by an instrument in writing signed on behalf of each Party hereto. The waiver by any Party hereto of any breach of a provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach.

        9.4.     Assignment. This Agreement shall not be assignable by any Party without the prior written consent of the other Party, except that Buyer, on notice to Sellers, shall be permitted to assign this Agreement to an Affiliate of Buyer without the consent of any Party (but no such assignment shall relieve Buyer of its obligations under this Agreement). This Agreement shall inure to the benefit of and will be binding upon the Parties hereto and their respective legal representatives, successors and permitted assigns.

        9.5.     Notices. All notices, requests, demands, claims and other communications that are required to be or may be given under this Agreement must be in writing and shall be deemed to have been duly given when received if (a) delivered in person or by courier, (b) sent by telecopy or facsimile transmission, or (c) mailed, by registered or certified mail, postage prepaid return receipt requested, to the intended recipient at following addresses:

                if to Sellers:

                        LG&E Southampton, L.P.
                        LG&E Power 11 Incorporated
                        LG&E Altavista, L.P.
                        LG&E Power 12 Incorporated
                        LG&E Hopewell, L.P.

                and

                        LG&E Power 13 Incorporated
                        c/o Bruce D. Hamilton
                        LG&E Power Inc.
                        12500 Fair Lakes Circle, Suite #350, Fairfax, Virginia 22033
                        Fax: (703) 968-5463

                        Westpower - Franklin, L.P.
                        Westpower - Altavista, L.P.

                and

                        Westpower - Hopewell, L.P.
                        c/o Michael Lepchitz
                        Westmoreland Energy, Inc.
                        2302 Hunters Way
                        Charlottesville, Virginia 22911
                        Fax: (804) 980-5225

                if to LG&E:

                        LG&E Power Inc.
                        12500 Fair Lakes Circle
                        Suite #350
                        Fairfax, Virginia 22033
                        Attention: Bruce D. Hamilton
                        Fax: (703) 968-5463

                if to Westmoreland:

                        Westmoreland Coal Company
                        2302 Hunters Way
                        Charlottesville, Virginia 22911
                        Attention: Michael Lepchitz
                        Fax: (804) 980-5225

                if to Buyer:

                        Virginia Electric and Power Company
                        One James River Plaza
                        Richmond, Virginia 23219
                        Attn:     Gary L. Edwards
                        Fax:     (804) 771-3005

or to such other address as any Party shall have furnished to the other by notice given in accordance with this Section 9.5. Such notices shall be effective upon actual receipt at the addresses above.

        9.6.     Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia, excluding any conflict of law rules that may direct the application of the laws of another jurisdiction.

        9.7.     Severability. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remainder of the terms, provision, covenants and restrictions of this Agreement shall continue in full force and effect and shall in no way be affected, impaired or invalidated unless such an interpretation would materially alter the rights and privileges of any party or materially alter the terms of the transactions contemplated hereby.

        9.8.     Counterparts. This Agreement may be executed in counterparts, each of which shall be an original, but all of which together shall constitute one and the same agreement.

        9.9.     No Third Party Beneficiaries. Except as provided in Article 7, neither this Agreement nor any document delivered in connection with this Agreement, confers upon any Person not a Party any rights or remedies hereunder.

        9.10.     Entire Agreement; Exhibits and Schedules. This Agreement, including the Exhibits and Disclosure Schedules hereto and any other documents executed and delivered pursuant to this Agreement, together with the Confidentiality Agreement and Letter Agreement, constitute the entire agreement and supersede all other prior agreements and understandings, both oral and written, among the Parties or any of them, with respect to the subject matter hereof. No representation, promise, inducement or statement of intention has been made by any Party which is not embodied in or superseded by this Agreement or in the documents referred to herein, and no Party shall be bound by or liable for any alleged representation, promise, inducement on statement of intention not so set forth.

        9.11.     Disclosure. Disclosure of any fact, circumstance or condition on a Schedule of Sellers’ Disclosure Schedule by Sellers shall be deemed disclosed on any other Schedule of Sellers’ Disclosure Schedule if the relevance of such fact, circumstance or condition is appropriately and adequately cross-referenced.

        9.12.     Risk of Loss. From the date hereof until the Effective Time, all risk of loss or damage to any of the Assets shall be borne by Sellers.

[Remainder of page intentionally left blank]
[Signatures begin on the next page]

     IN WITNESS WHEREOF, each of the Parties has caused this Agreement to be executed on its behalf by its officers thereunto duly authorized, all as of the date first above written.

SELLERS:
WESTPOWER - FRANKLIN, L.P.
By: Westmoreland – Franklin,Inc., General Partner
By:
Name:
Title:

LG&E SOUTHAMPTON, L.P.
LG&E Southampton Incorporated, General Partner
By:
Name:
Title:

LG&E POWER 11 INCORPORATED
By:
Name:
Title:

WESTPOWER - ALTAVISTA, L.P.
Westmoreland – Altavista, Inc., General Partner
By:
Name:
Title:

LG&E ALTAVISTA, L.P.
LG&E Altavista Incorporated, General Partner
By:
Name:
Title:

LG&E POWER 12 INCORPORATED
By:
Name:
Title:

WESTPOWER - HOPEWELL, L.P.
Westmoreland – Hopewell, Inc., General Partner
By:
Name:
Title:

LG&E HOPEWELL, L.P.
LG&E Hopewell Incorporated, General Partner
By:
Name:
Title:

LG&E POWER 13 INCORPORATED
By:
Name:
Title:

BUYER:
VIRGINIA ELECTRIC AND POWER COMPANY
By:
Name:
Title:

GUARANTORS:
LG&E POWER INC.
By:
Name:
Title:

WESTMORELAND COAL COMPANY
By:
Name:
Title: