Form 10-Q
period 2001-06-30
WESTMORELAND COAL CO
filed 2001-08-21
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

        Yes   X      No  ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2001: Common stock, $2.50 par value 7,198,495

PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2001	2000

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$18,577	$14,193
Receivables:
Trade	28,435	3,105
Other	1,425	565

	29,860	3,670
Deferred income taxes	8,600	-
Inventories	14,472	-
Other current assets	7,291	1,086

Total current assets	78,800	18,949

Property, plant and equipment:
Land and mineral rights	44,308	10,564
Plant and equipment	197,505	65,709

	241,813	76,273
Less accumulated depreciation and depletion	44,882	41,580

Net property, plant and equipment	196,931	34,693

Deferred income taxes	47,711	-
Investment in independent power projects	25,985	49,419
Investment in Dominion Terminal Associates (DTA)	4,183	4,327
Workers’ compensation bond	3,919	3,849
Prepaid pension cost	1,626	4,118

Excess of trust assets over pneumoconiosis benefit obligation	6,867	6,807
Security deposits	6,000	15,368
Advanced coal royalties	10,878	-
Reclamation deposits	47,147	-
Other assets	33,981	1,566

Total Assets	$464,028	$139,096

		(Continued)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)

	(Unaudited)
	June 30,	December 31,
	2001	2000

	(in thousands)
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$21,053	$-
Accounts payable and accrued expenses:
Trade	27,418	2,357
Production taxes	12,466	3,170
Workers’ compensation	3,100	3,100
Post retirement medical costs	10,500	10,500
1974 UMWA Pension Plan obligations	1,326	1,279
Income taxes payable	211	-
Reclamation costs	100	100

Total current liabilities	76,174	20,506

Long-term debt, less current installments	115,209	-
Accrual for workers’ compensation, less current portion	10,672	12,236
Accrual for post-retirement medical costs, less current portion	97,494	82,968
1974 UMWA Pension Plan obligations, less current portion	8,734	9,409
Accrual for reclamation costs, less current portion	139,467	2,309
Other liabilities	12,133	3,003

Minority interest	5,252	5,292

Commitments and contingent liabilities

Shareholders' equity (deficit):
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 208,708 shares	209	209
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 7,198,495 shares in 2001 and
7,069,663 shares in 2000	17,996	17,674
Other paid-in capital	67,972	67,318
Accumulated other comprehensive loss	(2,321)	-
Accumulated deficit	(84,963)	(81,828)

Total shareholders' equity (deficit)	(1,107)	3,373

Total Liabilities and Shareholders' Equity	$464,028	$139,096

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Income

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

	(in thousands except per share data)

Revenues:
Coal	$51,792	$10,722	$62,208	$19,815
Independent power projects – equity in earnings	1,936	4,208	8,265	8,210
Dominion Terminal Associates – share of losses	(389)	(435)	(792)	(865)

	53,339	14,495	69,681	27,160

Costs and expenses:
Cost of sales – coal	38,872	9,086	47,262	16,623
Depreciation, depletion and amortization	2,880	458	3,401	883
Selling and administrative	5,611	1,576	9,311	3,177
Heritage health benefit costs	6,050	5,229	11,418	10,605
Pension benefit	(56)	(37)	(111)	(438)
Doubtful account recoveries	-	-	(15)	-
Loss on sales of assets	123	-	792	-

	53,480	16,312	72,058	30,850

Operating loss	(141)	(1,817)	(2,377)	(3,690)

Other income (expense):
Interest expense	(2,219)	(214)	(2,433)	(481)
Interest income	815	414	1,382	961
Minority interest	(134)	(212)	(360)	(431)
Other income (expenses)	251	(250)	242	(929)

Loss before income taxes	(1,428)	(2,079)	(3,546)	(4,570)

Income tax benefit	500	-	411	-

Net loss	(928)	(2,079)	(3,135)	(4,570)

Less preferred stock dividend requirements	(444)	(444)	(888)	(888)

Net loss applicable to common shareholders	$(1,372)	$(2,523)	$(4,023)	$(5,458)

Basic and diluted net loss per share
applicable to common shareholders	$(0.19)	$(0.35)	$(0.57)	$(0.77)

Weighted average number of common shares
outstanding - basic and diluted	7,144	7,070	7,109	7,070

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows

	(Unaudited)
Six Months Ended June 30,	2001	2000

	(in thousands)
Cash flows from operating activities:
Net loss	$(3,135)	$(4,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings from independent power projects	(8,265)	(8,210)
Cash distributions from independent power projects	12,936	4,977
Share of losses from DTA	792	865
Cash generated by DTA	146	126
Cash contributions to DTA	(794)	(753)
Deferred income tax benefit	(711)	-
Depreciation, depletion and amortization	3,401	883
Stock compensation expense	372	-
Loss on sale of assets	792	-
Minority interest	360	431
Other	-	174
Net change in assets and liabilities	12,681	5,651

Net cash provided by (used in) operating activities before reorganization items	18,575	(426)

Changes in reorganization items	-	(327)

Net cash provided by (used in) operating activities	18,575	(753)

Cash flows used in investing activities:
Additions to property, plant and equipment	(840)	(381)
Cash paid for acquisitions	(162,730)	-
Reimbursement from mine operator	-	530
Long-term deposits	9,368	(5,220)
Increase in other assets	(2,525)	(15)
Net proceeds from sales of assets	15,226	-

Net cash used in investing activities	(141,501)	(5,086)

Cash flows provided by (used in) financing activities:
Proceeds of long-term debt, net of debt issuance costs	127,106	-
Repayment of long-term debt	-	(1,563)
Dividends paid to minority interest	(400)	(1,600)
Proceeds from exercise of stock options	604	8

Net cash provided by (used in) financing activities	127,310	(3,155)

Net increase (decrease) in cash and cash equivalents	4,384	(8,994)
Cash and cash equivalents, beginning of period	14,193	20,122

Cash and cash equivalents, end of period	$18,577	$11,128

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,270	$481
Taxes	$251	$-

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These quarterly financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and Form 8-K/A filed on July 16, 2001. The accounting policies followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in that Annual Report. These accounting policies and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

1. NATURE OF OPERATIONS

The Company’s current principal activities, all conducted within the United States, are: (i) the production and sale of coal from Eastern Montana, North Dakota and Texas; (ii) the development, ownership and management of interests in cogeneration and other non-regulated independent power plants; and (iii) the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility.

2. ACQUISITIONS AND DISPOSITIONS

On April 30, 2001 and May 11, 2001, respectively, the Company, through its separate wholly owned subsidiary Westmoreland Mining LLC (“WML”), completed the acquisitions of Montana Power Company’s coal business for approximately $138 million, and the coal operations of Knife River Corporation (a subsidiary of MDU Resources Group, Inc.) for approximately $26 million, both before closing adjustments. The Knife River acquisition was effective April 30, 2001. WML is a special purpose Delaware Limited Liability Company formed on December 4, 2000 for the purpose of facilitating the financing of these acquisitions and, through its subsidiaries, operating the Rosebud, Jewett, Beulah and Savage mines. The results of operations relating to the acquisitions have been included in the Company’s consolidated financial statements beginning on May 1, 2001.

In the Montana Power transaction, WML acquired the stock of Western Energy Company, which owns and operates the Rosebud Mine located in the northern Powder River Basin near the town of Colstrip, Montana, and Northwestern Resources Co., which owns and operates the Jewett Mine in Central Texas. In addition, the Company acquired the stock of three entities that were not engaged in active operations: Basin Resources, Inc.; Horizon Coal Services, Inc.; and North Central Energy Company. In connection with this acquisition, all of the membership interests in Western Syncoal LLC were transferred to the Company's subsidiary, Westmoreland Power, Inc. ("WPI"). Western Syncoal LLC was previously a wholly owned subsidiary of Western Energy Company.

In the Knife River transaction, WML’s subsidiary, Dakota Westmoreland Corporation, acquired all of the assets associated with the Beulah Mine in Beulah, North Dakota, and WML’s subsidiary, WCCO-KRC Acquisition Corp., acquired all of the assets associated with the Savage Mine in Savage, Montana. In connection with this transaction, WPI acquired certain rights related to the former Gascoyne mine site.

The acquisitions were funded through $39 million in cash contributed to WML by the Company and borrowings of $120 million by WML as described in Note 3. In addition, WML obtained a $20 million revolving line of credit, as described in Note 3, and borrowed $5 million against this facility on April 30, 2001.

The acquisitions were recorded under the purchase method of accounting and, therefore, the purchase prices have been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. These purchase price allocations are preliminary and are subject to further adjustment based on the completion of valuation studies. In addition, the final purchase prices are subject to closing adjustments pursuant to the stock and asset purchase agreements under which the Company completed the acquisitions. The currently estimated fair values of the assets acquired, the liabilities assumed and the deferred income tax asset recognized to reflect the value of a portion of the net operating loss carryforwards the Company expects to utilize as a result of future taxable income generated by the acquisitions are summarized below:

In thousands

Working capital	$22,602
Property, plant and equipment	164,003
Deferred income tax asset	55,600
Reclamation deposits	46,827
Other assets	38,073
Long-term debt	(3,963)
Reclamation obligations	(137,205)
Other liabilities	(23,207)

Net assets acquired	$162,730

The following unaudited consolidated pro forma financial information is presented for the six months ended June 30, 2001 and June 30, 2000 in order to provide a basis for comparative evaluation of the consolidated companies’ performance as if the acquisitions had occurred at the beginning of the periods presented. This unaudited pro forma information includes permitted adjustments to give effect to depreciation of property, plant and equipment, interest expense on acquisition-related financing, and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not meant to be nor should it be relied upon as necessarily indicative of the results of operations that actually would have occurred had the acquisitions occurred at the beginning of the periods presented or of future results of the combined operations.

	Six Months Ended June 30,
	2001	2000

	(in thousands except per share data)

Revenues	160,514	155,940

Net income applicable to common shareholders	4,027	4,870

Net income per share applicable to common shareholders:
Basic	0.57	0.69

Diluted	0.51	0.68

Sale of Projects

On March 23, 2001, the Company sold its 30% interests in three Virginia independent power projects (Altavista, Hopewell and Southampton) for aggregate net proceeds of approximately $24,115,000. A net loss of $669,000 was recorded by the Company in conjunction with this sale during the quarter ended March 31, 2001. During the second quarter of 2001, the Company sold its 1.25% interest in the Ft. Drum independent power project for proceeds of approximately $60,000, resulting in a loss of $123,000.

3. LINE OF CREDIT AND LONG-TERM DEBT

WML has a $20 million revolving credit facility (the “Facility”) with PNC Bank, National Association, as Agent, which expires on April 27, 2004. The interest rate is either PNC Bank’s Base Rate plus 1.60% or Euro-Rate plus 3.10%. In addition, a commitment fee of ½ of 1% of the average unused portion of the available credit is payable quarterly. The amount available under the Facility is based upon eligible accounts receivable. At June 30, 2001, the Company had borrowed $12,298,000 under the Facility. The outstanding balance of the Facility was reduced to $8,000,000 on July 12, 2001.

WML also borrowed $120 million from a group of institutions using PNC Capital Markets, Inc. as lead arranger to fund the acquisitions described in Note 2. The borrowings consisted of $20 million in variable-rate notes (Series A Notes) and $100 million in fixed-rate notes (Series B Notes). The Series A Notes bear interest at either a prime rate or LIBOR-based rate (7.62% at June 30, 2001), and require quarterly principal repayments from September 2001 to June 2002, when the remaining outstanding balance is due. The Series B Notes bear interest at a rate of 9.39% and require quarterly principal repayments from September 2002 to December 2008, when the remaining outstanding balance is due. Both the Series A Notes and the Series B Notes require quarterly interest payments.

Both the revolving line of credit and the term notes contain various covenants which limit WML or its subsidiaries’ ability to merge or consolidate with another entity, dispose of assets, pay dividends, or change the nature of business operations. WML is also required to maintain certain financial ratios as defined in the agreements. Further, any purchase price adjustments which are refunded to WML must be used to repay any amounts outstanding under the Facility and in certain circumstances fund the debt service reserve account. As of June 30, 2001, the Company was in compliance with such covenants. The debt service reserve account accumulates surplus cash after principal, interest and certain other payments until it reaches a total of the next six months principal and interest payments due. Once the debt service reserve account is fully funded, 75% of any excess cash flows are available for distribution to the Company and 25 % for early repayment of debt.

WML also assumed outstanding notes payable of the acquired entities related to the purchase of real property and mineral rights. As of June 30, 2001, $2,911,000 was long-term and $1,053,000 was the current portion of these notes.

The maturities of all long-term debt and the revolving credit facility are:

In thousands

July-December	$12,053
2002	13,753
2003	8,853
2004	22,768
2005	10,469
2006	11,766
Thereafter	56,600

$136,262

4. CAPITAL STOCK

The Company issued Series A preferred stock in July 1992. Preferred stock dividends at a rate of 8.5% per annum were then paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company’s then principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders’ deficit. The quarterly dividends which are accumulated but unpaid through and including July 1, 2001 amount to $11,975,000 in the aggregate ($57.38 per preferred share or $14.34 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of the Company’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $208,708 at June 30, 2001). The Company had a shareholders’ deficit at June 30, 2001 of approximately $1,107,000 and the par value of all outstanding shares of preferred and common stock aggregated $18,205,000 at June 30, 2001.

5. INCOME TAXES

The benefit (provision) for income taxes consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,			June 30,
	2001	2000	2001	2000

Current:
Federal	$-	$-	$-	$-
State	(211)	-	(300)	-

	(211)	-	(300)	-

Deferred:
Federal	612	-	612	-
State	99	-	99	-

	711	-	711	-

Income tax benefit	$500	$-	$411	$-

In connection with the acquisitions described in Note 2, the Company recognized a $55.6 million deferred income tax asset based upon the expectation that a portion of its unrecognized net operating loss carryforwards will be utilized through the generation of future taxable income. The additional deferred tax benefit recorded during the second quarter was the result of the pre-tax loss incurred for the quarter and temporary differences between the book loss and taxable income.

6. COMPREHENSIVE LOSS

The Company is party to an interest rate swap agreement on the long-term debt at the Roanoke Valley I independent power project through a subsidiary which is accounted for under the equity method of accounting. The managing partner of the entity in which the Company’s subsidiary owns a 50% share in the Roanoke Valley I independent power project is responsible for providing accounting services to the partnership and began accounting for the fair value of the interest rate swap agreement during the quarter ended June 30, 2001. The Company has reflected the difference between its 50% share of the fair value of this interest rate swap agreement and its carrying value as a separate component of shareholders’ equity (deficit). The change in fair value is a component of the Company’s total comprehensive loss. Comprehensive income (loss) includes charges and credits to equity that are not the result of transactions with shareholders. The Company’s total comprehensive loss for the periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net loss	$(928)	$(2,079)	$(3,135)	$(4,570)
Other comprehensive loss	(2,321)	-	(2,321)	-

Total comprehensive loss	$(3,249)	$(2,079)	$(5,456)	$(4,570)

7. BUSINESS SEGMENT INFORMATION

The Company’s current operations have been classified into three segments: coal, independent power and terminal operations. The coal segment includes the production and sale of coal from Eastern Montana, North Dakota and Texas. The independent power segment includes the development, management and ownership of interests in cogeneration and other non-regulated independent power plants. The terminal operation segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. The “Corporate” classification noted in the tables represents all costs not otherwise classified, including corporate office charges, heritage health benefit costs, business development expenses and all residual costs of the idled Virginia Division. Summarized financial information by segment for the quarters and six months ended June 30, 2001 and 2000, respectively, is as follows:

Quarter ended June 30, 2001

		Independent	Terminal
	Coal	Power	Operations	Corporate	Total

	(in thousands)
Revenues:
Coal revenue	$51,792	$-	$-	$-	$51,792
Equity in earnings (share of losses)	-	1,936	(389)	-	1,547

	51,792	1,936	(389)	-	53,339

Costs and expenses:
Cost of sales – coal	38,872	-	-	-	38,872
Depreciation, depletion, and amortization	2,870	3	-	7	2,880
Selling and administrative	3,287	114	146	2,064	5,611
Heritage health benefit costs	-	-	-	6,050	6,050
Pension benefit	-	-	-	(56)	(56)
Loss on sale of assets	-	123	-	-	123

Operating income (loss)	$6,763	$1,696	$(535)	$(8,065)	$(141)

Capital expenditures	$800	$-	$-	$4	$804

Property, plant and equipment (net)	$196,832	$54	$-	$45	$196,931

Information for the Company’s reportable segments relates to June 30, 2001 consolidated totals as follows:

In thousands

Operating loss	$(141)
Interest expense	(2,219)
Interest income	815
Minority interest	(134)
Other expense	251
Loss before income taxes	$(1,428)

Quarter ended June 30, 2000

		Independent	Terminal
	Coal	Power	Operations	Corporate	Total

	(in thousands)
Revenues:
Coal revenue	$10,722	$-	$-	$-	$10,722
Equity in earnings (share of losses)	-	4,208	(435)	-	3,773

	10,722	4,208	(435)	-	14,495

Costs and expenses:
Cost of sales – coal	9,086	-	-	-	9,086
Depreciation, depletion, and amortization	418	9	-	31	458
Selling and administrative	158	88	143	1,187	1,576
Heritage health benefit costs	-	-	-	5,229	5,229
Pension benefit	-	-	-	(37)	(37)

Operating income (loss)	$1,060	$4,111	$(578)	$(6,410)	$(1,817)

Capital expenditures	$193	$-	$-	$-	$193

Property, plant and equipment (net)	$35,383	$72	$8	$63	$35,526

Information for the Company’s reportable segments relates to June 30, 2000 consolidated totals as follows:

In thousands

Operating loss	$(1,817)
Interest expense	(214)
Interest income	414
Minority interest	(212)
Other expense	(250)
Loss before income taxes	$(2,079)

Six months ended June 30, 2001

		Independent	Terminal
	Coal	Power	Operations	Corporate	Total

	(in thousands)
Revenues:
Coal revenue	$62,208	$-	$-	$-	$62,208
Equity in earnings (share of losses)	-	8,265	(792)	-	7,473

	62,208	8,265	(792)	-	69,681

Costs and expenses:
Cost of sales – coal	47,262	-	-	-	47,262
Depreciation, depletion, and amortization	3,377	7	-	17	3,401
Selling and administrative	3,455	202	234	5,420	9,311
Heritage health benefit costs	-	-	-	11,418	11,418
Pension benefit	-	-	-	(111)	(111)
Doubtful account recoveries	-	-	-	(15)	(15)
Loss on sales of assets	-	792	-	-	792

Operating income (loss)	$8,114	$7,264	$(1,026)	$(16,729)	$(2,377)

Capital expenditures	$822	$5	$-	$13	$840

Property, plant and equipment (net)	$196,832	$54	$-	$45	$196,931

Information for the Company’s reportable segments relates to June 30, 2001 consolidated totals as follows:

In thousands

Operating loss	$(2,377)
Interest expense	(2,433)
Interest income	1,382
Minority interest	(360)
Other expense	242
Loss before income taxes	$(3,546)

Six months ended June 30, 2000

		Independent	Terminal
	Coal	Power	Operations	Corporate	Total

	(in thousands)
Revenues:
Coal revenue	$19,815	$-	$-	$-	$19,815
Equity in earnings (share of losses)	-	8,210	(865)	-	7,345

	19,815	8,210	(865)	-	27,160

Costs and expenses:
Cost of sales – coal	16,623	-	-	-	16,623
Depreciation, depletion, and amortization	806	14	-	63	883
Selling and administrative	310	191	273	2,403	3,177
Heritage health benefit costs	-	-	-	10,605	10,605
Pension benefit	-	-	-	(438)	(438)

Operating income (loss)	$2,076	$8,005	$(1,138)	$(12,633)	$(3,690)

Capital expenditures	$375	$6	$-	$-	$381

Property, plant and equipment (net)	$35,383	$72	$8	$63	$35,526

Information for the Company’s reportable segments relates to June 30, 2000 consolidated totals as follows:

In thousands

Operating loss	$(3,690)
Interest expense	(481)
Interest income	961
Minority interest	(431)
Other expense	(929)
Loss before income taxes	$(4,570)

8. CONTINGENCIES

Protection of the Environment

The Company believes its mining operations are in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company maintains compliance primarily through maintenance and monitoring activities. Westmoreland Resources, Inc. (“WRI”) has an agreement with its mining contractor and the 20% owner of WRI, Washington Group International (“WGI”), which limits the Company’s maximum liability for reclamation costs associated with final mine closure. It calls for the Company to pay approximately $1,700,000 over a 15-year period, which began in December 1990. All remaining liability is that of WGI or customers, who are obligated to pay final reclamation costs under provisions of their respective coal sales contracts.

As discussed in Note 2, in connection with the acquisitions completed in the second quarter, the Company assumed future reclamation obligations of approximately $137,205,000. Certain of its customers have funded a portion of the reclamation costs to be incurred by the Company. As of June 30, 2001, the Company had $47,147,000 of cash reserved and invested to use for future reclamation activities at Western Energy Company’s Rosebud mine. In addition, certain customers and contract miners are obligated to either perform or reimburse the Company for reclamation activities as they are performed.

As of June 30, 2001 the Company has $142,911,000, $10,719,333, and $3,496,000 in reclamation bonds in place in Montana, North Dakota, and Virginia, respectively, to assure that operations comply with all applicable regulations and to assure the completion of final reclamation activities. Final reclamation obligations at the Company’s mine in Jewett, Texas are the responsibility of its customer.

WGI Bankruptcy

WRI’s mining contractor and 20% owner, WGI, has filed a petition seeking to reorganize its debts pursuant to Chapter 11 of the Bankruptcy Code. Prior to the time the bankruptcy petition was filed, WRI had filed a suit seeking to recover from WGI costs associated with certain repair and replacement costs of components of WRI’s dragline. The filing of WGI’s bankruptcy petition stayed the pending litigation. WRI believes it may have other claims against WGI which include overcharges for the cost of mining, reimbursement of alleged unpaid royalties and failure to provide adequate assurances that contractually required reclamation will be done.

The mining contract is executory and must either be assumed or rejected in the bankruptcy proceeding. Each of WRI’s alleged claims represents a potential breach of that mining contract. If WGI assumes the mining contract it must either cure the existing breaches of contract or demonstrate to the Bankruptcy Court’s satisfaction an ability to satisfy any adverse decision arising from litigation of the alleged breach of contract claims. It is currently believed that WGI intends to assume the mining contract; however, WGI has reserved the right to reject any executory contracts at any time prior to confirmation of its plan of reorganization by the Bankruptcy Court. If WGI rejects the mining contract, the contract will be terminated and WRI will have an unsecured claim for damages. In that event, WRI will be prepared to continue operations at the mine.

UMWA Master Agreement

The Company is subject to certain financial ratio tests under the terms of an agreement with the UMWA (the “Master Agreement”), which facilitated the Company’s discharge from Chapter 11 Bankruptcy in 1998. The Company’s obligations under the Master Agreement are secured by a Contingent Promissory Note (the “Note”) in an initial principal amount of $12 million; the principal amount of the Note decreases to $6 million in 2002. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial ratio tests specified in the Note for more than two quarters, fails to maintain the required balance (currently $6 million) in the escrow account established under an escrow agreement or fails to comply with certain covenants set forth in a security agreement. The Company has been discussing the impact of the recently completed acquisitions on the financial ratio tests with the holders of the Note because, as of June 30, 2001, the Company does not satisfy one of those tests. That test measures operating income versus debt service requirements. The Company’s financial results for the period ended June 30, 2001 reflect only two months of operating income from the acquisitions, while the debt service amount includes the full effect of the acquisition financing. The Company believes compliance with this financial ratio test should be waived for this quarter since the acquisitions greatly enhance the Company’s ability to provide health care benefit over the long term. However, the Note allows the Company to cure a failure to comply with the financial ratio tests without triggering an Event of Default under the Note. The Company believes that it will comply with the ratios for the quarter ended September 30, 2001, thereby curing its failure to comply as of June 30, 2001.

Purchase Price Adjustments

As discussed in Note 2, the final purchase prices for the acquisitions are subject to adjustment. In the event additional payments are required to be made, they will likely be funded through borrowings under the Facility described in Note 3. If the purchase price is reduced, amounts paid to WML are required to be applied to reduce the acquisition debt, as explained in Note 3. Any change in the purchase prices will result in a change to the preliminary purchase price allocation disclosed in Note 2 and is not expected to have a material adverse effect on the Company’s results of operations.

Other Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters in the normal course of business. The ultimate outcome of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2000 to June 30, 2001

Forward-Looking Disclaimer

Certain statements in this report which are not historical facts or information are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company’s access to financing; the Company’s ability to successfully identify new business opportunities; the Company’s ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the Company’s ability to utilize its tax net operating losses; the ability to reinvest excess cash at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; demand for electricity; the effect of regulatory and legal proceedings, the announced liquidity issues for Washington Group International and other factors discussed in Item 1 and Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

Impact of Acquisitions

The acquisitions completed in the second quarter have significantly affected the Company’s financial and operational results for the quarter and six months ended June 30, 2001. Two months of operations from WML contributed:

          •    Coal revenues of $42,834,000
          •    Operating income of $5,559,000
          •    Cash provided by operating activities of $13,481,000
          •    Cash provided by operating activities before working capital changes of $5,701,000
          •    Increased selling and administrative costs of $3,103,000

These results may not necessarily be indicative of the results to be realized for the remaining months of the year.

Additionally, the acquisitions affected the Company's balance sheet by:

          •    Adding $132,298,000 of acquisition debt and $3,964,000 of assumed debt
          •    Adding depreciable net property, plant and equipment of $164,003,000
          •    Adding accrued reclamation costs of $137,205,000 partially offset by cash collateral of $46,827,000
          •    Providing the basis for recognizing a deferred tax asset of $55,600,000

The above amounts are included in the consolidated financial statements herein. Also included as of June 30, 2001 is $13,332,000 of cash held by WML, which along with its cash from continuing operations, is dedicated to debt service and funding of the debt service reserve required under the acquisition financing. Until the reserve is fully funded (which is expected to be during first quarter 2002), the Company is limited to receiving $1,250,000 per quarter in distributions from WML plus a $500,000 management fee per quarter.

The future income expected to be generated by the acquisitions will allow the Company to use at least a portion of its net operating loss carryforwards. As a result and as required by generally accepted accounting principles, the Company has now recognized a $55,600,000 deferred tax asset. As taxable income is generated in future periods and this asset is used, a deferred non-cash income tax expense will be recognized although no regular Federal income taxes will be paid. However, under purchase accounting, recognition of the deferred tax asset reduced the Company’s basis in the property, plant and equipment acquired, thus reducing future depreciation and depletion expense. This accounting treatment has no effect on cash flows.

The cash provided by operating activities of $13,481,000 is unusually large in this quarter as a result of the build-up of normal accounts payable after the date of acquisition because almost all payables had been paid by the previous owners just prior to the acquisitions.

While the acquisitions are expected to generate significant positive operating cash flows subsequent to their respective acquisition dates, the term notes and revolving credit facility agreement include certain conditions with respect to the use of such cash flows which will affect the amount of such cash flows available for general use by the Company, particularly in the first year following the acquisitions. Such conditions include a cap on cash distributions in the first year after the acquisitions to the Company from WML, the obligation that WML initially fund a debt service reserve account with cash flows generated by the newly acquired operations, a rapid repayment schedule over the eight-year life of the term notes and the three-year life of the revolving facility, and the requirements that WML use a portion of excess cash flows for mandatory prepayment of debt and comply with various financial ratios and covenants that could restrict the amount of cash it may distribute to the Company. Once the debt service account has been funded, and after the payment of principal and interest, seventy-five percent of the excess cash flows generated by the acquisitions will be available for use at the corporate level by the Company, and the remainder of the excess cash flows will be used to pay WML’s debt.

Liquidity and Capital Resources

Cash provided by (used in) operating activities was $18,575,000 and $(753,000) for the six months ended June 30, 2001 and 2000, respectively. The increase in cash from operations in 2001 compared to 2000 is due to the operating performance and changes in net assets related to the acquisitions completed in the second quarter of 2001 and the distributions received from the three Virginia independent power projects which were sold on March 23, 2001.

Cash used in investing activities was $141,501,000 for the six months ended June 30, 2001, compared to cash used of $5,086,000 for the six months ended June 30, 2000. The primary use of cash in 2001 was $162,730,000 paid for acquisitions. Cash provided by investing activities in 2001 includes $15,166,000 in proceeds from the sale of the Company’s interests in the three Virginia independent power projects. Cash used in investing activities also included the temporary recoupment of collateral required for long-term security deposits and bond obligations of $9,368,000 in 2001 associated with a change in bonding agents compared to additional required collateral of $(5,220,000) in 2000.

Cash provided by (used in) financing activities for the six months ended June 30, 2001 and 2000 totaled $127,310,000 and $(3,155,000), respectively. Cash provided by financing activities in 2001 represented proceeds from long-term debt, net of $5,192,000 debt issuance costs, and from the exercise of stock options less dividends paid to minority shareholders. Cash used in financing activities in 2000 related to the repayment of debt at WRI as well as dividends paid to minority shareholders.

Cash and cash equivalents at June 30, 2001 totaled $18,577,000 (including $13,332,000 at WML and $3,358,000 at WRI). At December 31, 2000, cash and cash equivalents totaled $14,193,000 (including $2,406,000 at WRI). As explained above, the cash at WML along with a portion of future cash flow from operations is required to be deposited in a debt service reserve account under the terms of the acquisition financing. Subject to WRI’s working capital requirements, the cash at WRI, an 80%-owned subsidiary, is available to the Company through dividends. In addition, the Company had restricted cash, which was not classified as cash or cash equivalents, of $57,066,000 at June 30, 2001 and $19,217,000 at December 31, 2000. The restricted cash at June 30, 2001 represents interest-bearing cash security deposits, which collateralize certain of the Company’s long-term obligations relating to reclamation, workers’ compensation and its heritage health benefit obligations. Included in this amount is $47,147,000, which was funded by certain customers and is intended for payment of reclamation activities at WML’s subsidiary Western Energy Company’s Rosebud Mine. The Company also has $5,000,000 in interest-bearing debt reserve accounts for certain of the Company’s independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects.

Liquidity Outlook

The major factors impacting the Company’s liquidity outlook are its significant “heritage health benefit costs” and its ongoing and future business needs. The heritage health benefit costs consist primarily of cash payments for post-retirement medical benefits and workers’ compensation benefits. The Company also is obligated for salaried employee pension and pneumoconiosis benefits; however, both of these future obligations have a funding surplus at present. The Company currently expects to expend in excess of $16,000,000 per year for post-retirement medical benefits, which are expected to increase in the near-term if the inflation of medical costs continues and then decline to zero over the next approximately thirty-five years. As a result of the acquisitions completed in the second quarter, the Company assumed additional obligations for post-retirement medical benefits of approximately $12,745,000, which will negatively impact the estimated annual expenditures for benefits. There were no workers’ compensation obligations assumed in conjunction with the acquisitions and all operations are now fully insured. In addition, the Company expects to expend less than $3,000,000 per year for workers’ compensation benefits in 2001, and expects that amount to steadily decline to zero over the next approximately nineteen years.

One component of heritage health benefit costs is UMWA pensions under the 1974 (Retirement) Plan. Since this plan is a multiemployer plan under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the plan. The Company believes the Plan was fully funded in 1998 when the Company terminated its last UMWA employees who were participants in the 1974 Retirement Plan and withdrew from the Plan. However, the Plan claims that the Company withdrew on a date other than the date on which the Company terminated its last UMWA employee and that when the Company withdrew the Plan was not fully funded. The Plan has asserted a claim of $13,800,000, which the Company is vigorously contesting through arbitration as provided under ERISA. A bifurcated arbitration proceeding began on June 4, 2001 to resolve the withdrawal date issue and recessed on June 19, 2001. At this time the record remains open on this issue due to an unresolved evidentiary question. Once the arbitrator rules on that question and the record is closed, a briefing schedule will be set. Determination of the withdrawal date will not resolve the question of whether, at the time of Westmoreland’s withdrawal, the 1974 Plan was fully funded. That issue will be addressed in the second part of the proceeding, which will be scheduled following determination of the withdrawal date. In accordance with the Multiemployer Pension Plan Amendments Act of 1980, the Company has made monthly principal and interest payments to the plan while it pursues its rights and will continue to make such monthly payments until arbitration is completed. At the conclusion of arbitration the Company may be entitled to a refund or it could be required to pay any remaining obligation in installments through 2008.

Under the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”), the Company is required to provide postretirement medical benefits for UMWA miners by making premium payments into three benefit plans: (i) the UMWA Combined Benefit Fund (the “Combined Fund”), a multiemployer plan which benefits miners who retired before January 1, 1976 or who retired thereafter but whose last employer did not provide benefits pursuant to an operator-specific Individual Employer Plan (“IEP”), (ii) an IEP for miners who retired after January 1, 1976, and (iii) the 1992 UMWA Benefit Plan, a multiemployer plan which benefits (A) miners who were eligible to retire on February 1, 1993, who did retire on or before September 30, 1994 and whose former employers are no longer in business, (B) miners receiving benefits under an IEP whose former employer goes out of business and ceases to maintain the IEP, and (C) new spouses or new dependents of retirees in the Combined Fund who would be eligible for coverage thereunder but for the fact that the Combined Fund was closed to new beneficiaries as of July 20, 1992. The premiums paid by the Company cover its own retirees and its allocated portion of the pool of retired miners whose previous employers have gone out of business.

The Combined Fund, which faced an impending solvency crisis because benefit expenses are exceeding premiums from contributing companies, sought additional funding relief from Congress in 2000. On January 27, 2000, the Clinton Administration announced it would include $346,000,000 in its budget proposal for the UMWA Combined Benefit Fund to secure the long-term solvency of the Combined Fund. Under the sponsorship of Senators Byrd and Rockefeller of West Virginia, the House and Senate conference committee subsequently approved in 2000, as a part of the Interior and Related Agencies appropriations bill, a transfer of $94,000,000 of accumulated interest in the Abandoned Mine Land Reclamation Fund (“AML”) to the Combined Fund. As a part of its report, the conference committee noted that this was a short-term solution and urged that the Congressional committees with jurisdiction over the matter work with the concerned parties to insure the long-term solvency of the Combined Fund. The conference committee went on to admonish the parties not to ask for additional funding from AML in the future.

The Coal Act authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions for the future payment of benefits pursuant to the Coal Act. The Trustees set the level of security for each company at an amount equal to three years’ benefits. The Company secured its obligation to provide retiree health benefits under the 1992 Plan by posting a bond in the amount of $22 million in 1999 which was increased to $23 million in 2000 and decreased to $20 million in 2001. The Company’s bonding agent required collateral equal to 40% of the bonded amount. The bond amount and the amount to be secured are to be reviewed and adjusted on an annual basis. The bond was collateralized by U.S. Government-backed securities in the amount of $7,968,000 at March 31, 2001 which amount the Company withdrew during second quarter 2001 in connection with a change of bonding agents.

Over the course of the year 2000 and into 2001, several versions of a Medicare prescription drug benefit have generated a great deal of interest by both political parties, their leaders and in the press around the country. While health care generally remains one of the most discussed matters of public policy, politicians have begun to focus increasingly on the specific concern of meeting the pharmaceutical needs of the country’s Medicare-eligible population. Congress included $40 billion over five years in its FY 2001 budget to fund some form of prescription drug benefit. Several bills were introduced in both the House and Senate during the 106th Congress. The House passed a prescription drug benefit; however, no prescription drug legislation made it out of the Senate before adjournment. In the recently completed presidential election, both major parties had platform planks that promised some form of prescription drug legislation. On January 29, 2001, President Bush’s prescription drug plan for low-income seniors was introduced in Congress. The plan is titled the “Immediate Helping Hand” and proposed providing $46 billion over four years in block grants to the states, which would decide on an individual state by state basis how to help offset the cost of prescription medicine. The $46 billion block grant was part of a $153 billion, ten-year plan that included certain Medicare reforms. Senator Bob Graham (D-Florida) proposed an alternative Medicare prescription benefit plan that allocated $311 billion over 10 years and an additional $75-80 billion for additional Medicare program enhancements. Senator Graham’s Medicare Reform Bill (S1135) envisions providing some incentive to employers to maintain existing employment based on retiree drug coverage. Recently, President Bush announced his modified plan to provide senior citizens with a prescription drug discount card and described the prescription drug discount card as a “step toward a drug benefit, not a substitute for the drug benefit.”

In late January 2001, the U.S. Department of Health and Human Services and the Health Care Financing Administration awarded more than $100 million over the next three years to the United Mine Workers of American Health & Retirement Funds to conduct a Medicare prescription drug demonstration program for chronically ill older UMWA retirees. The program is intended to measure efficiencies and economies resulting from providing Medicare payments to help support a pharmacy benefit for Medicare beneficiaries. The test program is premised on managing drug therapy and delivery of health care services to reduce overall health care costs including hospitalization for the elderly. By helping to underwrite prescription drug costs and providing a monitoring or support mechanism to ensure regular use of prescribed medications and increase overall health, it is hoped that medical costs will ultimately be reduced. President Bush did not block funding for this Clinton Administration proposal and the program has been funded. As this program is implemented, the Company may see a reduction in its contribution rate to the Combined Fund.

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

While the Company has been able to meet its retiree health benefit and other obligations with operating cash flows and proceeds from the sales of non-strategic assets, it has sought a long-term solution to improve its financial position. Following the dismissal of its bankruptcy case in December 1998, the Company undertook an extensive review and analysis of its strategic plan for growth. The result was a development plan focused on expanding the Company’s existing core operations and acquiring profitable businesses in the energy sector where America’s dual goals of low cost power and a clean environment can be effectively addressed. The Company seeks to do this in niche markets that will minimize exposure to competition, maximize stability of long-term cash flows and provide opportunities for synergistic operation of existing assets and new opportunities in the energy sector. A key to the Company’s strategy of acquiring profitable businesses is the availability of over $200 million in net operating loss carryforwards (“NOL’s”). The availability of these NOL’s will shield the Company’s future taxable income from payment of federal income tax and thereby increase the return the Company receives from profitable investments (as compared to the return a tax-paying entity would receive that cannot shield its income from federal income taxation ).

A substantial step towards implementation of the Company’s strategic plan for growth has now been completed:

•	On September 15, 2000, the Company announced that it had agreed to acquire Montana Power Company’s coal business . The Company completed this acquisition on April 30, 2001. These operations produced approximately 19 million tons of coal during the year ended December 31, 2000. Over 90% of current production is sold under long-term contracts to the owners of mine-mouth power plants located adjacent to the Rosebud Mine in Colstrip, Montana and the Jewett Mine in Jewett, Texas.

•	On September 28, 2000, the Company announced that it had agreed to acquire Knife River Corporation’s coal operations. The Company completed this acquisition on May 11, 2001. The acquisition was effective April 30, 2001. These operations produce approximately three million tons of coal annually.

•	On February 28, 2001, the Company announced its submission of a proposal to the North Dakota Industrial Commission to develop, own and operate a new state-of-the-art 500MW lignite-fired power plant near Gascoyne, North Dakota in connection with Lignite Vision 21 (“LV-21”). LV-21 is a partnership between the state of North Dakota and the Lignite Energy Council designed to encourage construction of a new baseload power plant in North Dakota and includes up to $10 million in matching funds for such development. On April 26, 2001, the Company announced its intention to join MDU Resources Group, Inc. (MDU) in its application and to jointly develop the project. A definitive agreement for joint development was signed on July 26, 2001. Each party will have an undivided fifty percent interest in the project. In conjunction with the execution of the agreement, the Company’s separate application was withdrawn.

Each of these opportunities is aimed at enabling the Company to expand its operations in order to meet its significant heritage health benefit costs and its other ongoing business needs and objectives, resume and sustain dividend payments, pay accumulated unpaid dividends on the Preferred Stock, and increase shareholder value. Given the currently increased demand for new power generating capacity, the need for stabilizing fuel and electricity costs, and pressure to reduce harmful emissions into the environment, the Company believes that its strategic plan positions it well for potential further growth and improved liquidity.

The Company used approximately $39 million of its available cash in the second quarter of 2001 to complete the acquisitions discussed above, knowing that short-term liquidity would be temporarily affected due to the requirements of the acquisition financing available to the Company. The terms of the acquisition financing facility described in Note 3 restrict distributions to the Company from WML, particularly in the first six to twelve months after closing while the debt service reserve account required is being fully funded. The limited distributions available from WML during that period along with remaining cash reserves and the distributions from the Company’s other principal sources of operating cash flow, which include distributions from independent power projects, dividends from WRI, and interest on cash reserves, may not be adequate to cover all of the Company’s heritage health benefits costs and operating expenses during that period. The Company is taking steps to conserve its cash during the period including deferral of salary increases and payment of bonuses, deferral of business development expenses and deferral of resumption of preferred dividend payments. In addition, the Company will continue its program of selling non-strategic assets where fair value can be realized and the Company is evaluating the availability of other sources of debt and equity capital for general operating purposes. There can be no assurance that additional funds will be available on terms that are reasonable or acceptable to the Company. Management believes that, after the six to twelve month period described above, cash flows from operations should be sufficient to pay the Company’s heritage health benefit costs, meet repayment requirements of the debt facilities used to help fund the acquisitions, and fund ongoing business activities.

Sources of potential additional liquidity include the possible reimbursement of amounts paid to the 1974 UMWA Pension Plan, release of the $6 million in cash currently collateralizing the UMWA Benefit Funds Master Agreement, distribution of the remaining overfunded amounts from the black lung trust and the salaried pension plan, increased project earnings from the Power Purchase and Operating Agreement (“PPOA”) from Westmoreland Energy, Inc.‘s ROVA project that was executed in November, 2000, recovery from Washington Group International for dragline repairs or on other claims the Company may have, and the effect of any future legislation that causes Medicare to cover all or a portion of the cost of prescription drug benefits for the Company’s retirees.

At a recent Board of Directors meeting, the subject of reinstating the preferred stock dividend and satisfying the accumulated unpaid dividends on the preferred stock was discussed at length. Based upon the acquisitions consummated by the Company during the second quarter and the anticipation of positive earnings, the Company's Board expects to review again, in the next six to nine months, the possibility of reinstating the preferred stock dividend and the issue of the accumulated unpaid dividends. The Company continues to be committed to meeting its obligations to the preferred shareholders in a manner consistent with the best interests of all shareholders.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000.

Coal Operations. Coal revenues increased to $51,792,000 in the quarter ended June 30, 2001 from $10,722,000 in the quarter ended June 30, 2000. The almost four-fold increase is the result of the inclusion of the operations of the new acquisitions for two months, partially offset by decreased WRI production as a result of a planned outage by its primary customer. Costs, as a percentage of revenues, were lower due to better margins at the newly acquired mines.

Independent Power. Equity in earnings from the independent power projects was $1,936,000 and $4,208,000 for the quarters ended June 30, 2001 and 2000, respectively. The decrease is primarily due to the sale of the Virginia independent power projects at the end of the first quarter 2001 and a scheduled outage in May 2001 at the ROVA I plant. These decreases were partially offset by improved utilization and higher realized prices at the remaining projects as a result of increased demand.

Selling and administrative expenses were $5,611,000 in the quarter ended June 30, 2001 compared to $1,576,000 in the quarter ended June 30, 2000. The increase includes $3,104,000 incurred by the Company’s four new mines for selling and administrative costs. The increase also includes $647,000 of non-cash expense recognized for a management long-term performance unit compensation plan, which is tied to the market price of the Company’s common stock and is designed to link management compensation to shareholder value by incenting stock price appreciation. The net obligation under this plan fluctuates with changes in the market value of the Company’s common stock. Vesting occurs over three years, but none of the obligation will be paid until 2003 and can be paid by issuing Company stock at the discretion of the board of directors. The remaining increase in 2001 is due to an increase in the number of employees and related relocation expenses caused by the need to manage the acquisitions completed in the second quarter and the implementation of the Company’s strategic plan for growth.

Loss on sale of assets was $123,000 in the quarter ended June 30, 2001 and related solely to the sale of the remaining small interest in the Ft. Drum independent power project. There were no asset sales in the quarter ended June 30, 2000.

Interest expense was $2,219,000 and $214,000 for the three months ended June 30, 2001 and 2000, respectively. The increase was due to the interest on the long-term debt related to the acquisitions completed during the second quarter of 2001. This increase was partially offset by a reduction in the interest portion on the monthly installment payments being made to the 1974 UMWA Pension Plan caused by the normal amortization of that obligation, pending resolution of the Company’s arbitration proceeding with the Plan.

As a result of the recent acquisitions, the Company recognized a $55.6 million deferred income tax asset which assumes that a portion of previously unrecognized net operating loss carryforwards will be utilized through the generation of future taxable income. The asset is comprised of both a current and long-term portion. In future periods when taxable income is generated, this deferred tax asset will be reduced and a deferred tax expense (noncash) recognized although no regular Federal income taxes will be paid. As a result of the pre-tax loss during the quarter an additional deferred tax benefit was recognized due to temporary differences between book earnings and taxable income.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000.

Coal Operations. Coal revenues increased to $62,208,000 for the six months ended June 30, 2001 from $19,815,000 for the six months ended June 30, 2000. This increase is primarily the result of the acquisitions completed during the period. Costs, as a percentage of revenues, also increased.

Independent Power. Equity in earnings from the independent power projects was $8,265,000 and $8,210,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease for the second quarter was offset during the first quarter by improved utilization and higher realized prices.

Selling and administrative expenses were $9,311,000 for the six months ended June 30, 2001 compared to $3,177,000 for the six months ended June 30, 2000. The increase includes $3,104,000 incurred by the Company’s four new mines. The increase is also related to $2,378,000 of expense recognized for a management long-term performance unit compensation plan, which is tied to the market price of the Company’s common stock and designed to link management compensation to shareholder value by incenting stock price appreciation. The net obligation under this plan fluctuates with changes in the market value of the Company’s stock. Vesting occurs over three years but none of the obligation will be paid prior to 2003 and can be paid by issuing Company stock at the discretion of the board of directors. The remaining increase in 2001 is a result of an increase in employee expenses and the implementation of the Company’s strategic plan for growth.

In addition to the $123,000 loss on sale of assets during the quarter, there was a $669,000 loss in the quarter ended March 31, 2001 related to the March 23, 2001 sale of the Company’s interest in the three Virginia independent power projects. The recognition of the loss, as well as an impairment charge recognized in the fourth quarter of 2000, was necessitated because the service lives originally adopted for depreciation purposes at these projects were greater than the cash flow stream provided under the power supply agreements for the facilities. The proceeds from the sale of the Virginia projects totaling $24,115,000 were used to fund a portion of the purchase prices of the acquisitions completed during the second quarter. There were no asset sales in the six months ended June 30, 2000.

Interest expense was $2,433,000 and $481,000 for the six months ended June 30, 2001 and 2000, respectively. The increase was mainly due to the acquisition financing obtained during the second quarter.

Deferred income taxes for the six months of 2001 were the same as for the second quarter because no deferred taxes were recorded during the first quarter.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

The Company, through its subsidiaries Westmoreland Resources, Inc. and Westmoreland Mining LLC, produces and sells coal to third parties from coal mining operations in Montana, North Dakota and Texas and through its subsidiary Westmoreland Energy, Inc. produces and sells electricity and steam to third parties from its independent power projects located primarily in the eastern United States. Nearly all of the Company’s coal production and all of its electricity and steam production is sold through long-term contracts with customers. These long-term contracts serve to minimize the Company’s exposure to changes in commodity prices. The Company generally has not entered into derivative contracts to manage its exposure to changes in commodity prices, and is not a party to any such contracts at June 30, 2001.

Interest Rate Risk

The Company and its subsidiaries are subject to interest rate risk on its debt obligations. Long-term debt obligations have both fixed and variable interest rates, and the Company’s revolving line of credit has a variable rate of interest indexed to either the prime rate or LIBOR. Interest rates on these instruments approximate current market rates as of June 30, 2001. Based on the balances outstanding as of June 30, 2001, a one percent change in the prime interest rate or LIBOR would increase interest expense by $323,000 on an annual basis.

PART II - OTHER INFORMATION

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

See Note 4 “Capital Stock” of Notes to Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 4
SUBMISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Shareholders was held on May 30, 2001. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Two proposals were voted upon at the meeting.

The first proposal was the election by the holders of Common Stock of seven members of the Board of Directors. The tabulation of the votes cast with respect to each of the nominees for election as a Director is set forth as follows:

Name	Votes For	Votes Withheld
Pemberton Hutchinson	6,644,678	26,828
William R. Klaus	6,644,581	26,925
Thomas W. Ostrander	6,645,681	25,825
Christopher K. Seglem	6,643,210	28,296
Thomas J. Coffey	6,645,681	25,825
Robert E. Killen	6,644,481	27,025
James W. Sight	6,645,681	25,825

Messrs. Hutchinson, Klaus, Ostrander, Seglem, Coffey, Killen and Sight were elected.

There were no abstentions or broker non-votes.

The second proposal was the election by the holders of Depositary Shares of two members of the Board of Directors. Each Depositary Share represents one-quarter of a share of the Company’s Series A Convertible Exchangeable Preferred Stock (“Series A Preferred Stock”), the terms of which entitle the holders to elect two directors if six or more Preferred Stock dividends have accumulated. The tabulation of the votes cast with respect to each of the nominees for election as a Director, expressed in terms of the number of Depositary Shares, is as follows:

Name	Votes For	Votes Withheld
Michael Armstrong	814,917	5,315
William M. Stern	814,917	5,315

Messrs. Armstrong and Stern were elected.

There were no abstentions or broker non-votes.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit No.	Description
10.1*	Amended and Restated Coal Supply Agreement dated August 24, 1998, by and among The Montana Power Company, Puget Sound Energy, Inc., The Washington Water Power Company, Portland General Electric Company, PacifiCorp and Western Energy Company.

10.2*	Coal Transportation Agreement dated July 10, 1981, by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company, Basin Electric Power Cooperative, and Western Energy Company.

10.3	Amendment No. 1 to the Coal Transportation Agreement dated September 14, 1987, by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company and Western Energy Company.

10.4*	Amendment No. 2 to the Coal Transportation Agreement dated August 24, 1998, by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company, Basin Electric Power Cooperative, and Western Energy Company.

10.5*	Lignite Supply Agreement dated August 29, 1979, between Northwestern Resources Co. and Utility Fuels Inc.

10.6*	Settlement Agreement and Amendment of Existing Contracts dated August 2, 1999, between Northwestern Resources Co. and Reliant Energy, Incorporated.

10.7	First Amendment to Credit Agreement dated as of August 15, 2001 among Westmoreland Mining LLC, the Loan Parties under the Credit Agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent.

10.8	First Amendment to Note Purchase Agreement dated as of August 15, 2001 among Westmoreland Mining LLC, the other Obligors under the Agreement, the Purchasers under the Agreement, and PNC Capital Markets, Inc., as lead arranger.

*	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

b) Reports on Form 8-K

(1)	On April 3, 2001, the Company filed a report on Form 8-K announcing its financial results for the quarter and year ended December 31, 2000.

(2)	On May 15, 2001, the Company filed a report on Form 8-K regarding the completion of its acquisition on April 30, 2001 of the coal business of the Montana Power Company pursuant to a Stock Purchase Agreement dated September 15, 2000.

(3)	On May 29, 2001, the Company filed a report on Form 8-K regarding the completion of its acquisition effective April 30, 2001 of the coal business of Knife River Corporation, a subsidiary of MDU Resources Group, Inc. pursuant to an Asset Purchase Agreement dated as of September 27, 2000.

(4)	On July 16, 2001, the Company filed a report on Form 8-K/A amending its current report on Form 8-K originally filed on May 15, 2001 describing the acquisition on April 30, 2001 of the coal business of the Montana Power Company pursuant to a Stock Purchase Agreement dated September 15, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: August 21, 2001	By: /s/ Ronald H. Beck
Ronald H. Beck
Vice President - Finance and
Treasurer
(A Duly Authorized Officer)

By: /s/ Thomas S. Barta
Thomas S. Barta
Controller
(Principal Accounting Officer)

Exhibit 10.1

Confidential Materials omitted and filed separately with the Securities and
Exchange Commission. Asterisks denote omissions.

AMENDED

AND

RESTATED

COAL SUPPLY AGREEMENT

Dated August 24, 1998

		Page

1.	DEFINITIONS	2

2.	SALE AND PURCHASE OF COAL; DEDICATION OF RESERVES	7

3.	TERM	7
	3.1. Initial Term	7
.	3.2. Extension	7

4.	GOVERNANCE	7

5.	EXECUTIVE COMMITTEE	8
	5.1. Establishment and Purpose	8
	5.2. Decisions	8
	5.3. Meetings	9
	5.4. Notice	9
	5.5. Quorum	9
	5.6. Minutes	9
	5.7. Action Without Meeting	9
	5.8. Costs	9
	5.9. No Modification of Agreement	9
	5.10. Cooperation	10

6.	MINE OPERATING COMMITTEE	10
	6.1. Establishment and Purpose	10
	6.2. Decisions	11
	6.3. Meetings	11
	6.4. Notice	11
	6.5. Quorum	11
	6.6. Minutes	12
	6.7. Action Without Meeting	12
	6.8. Costs	12
	6.9. No Modification of Agreement	12
	6.10. Cooperation of the Parties	12

7.	ANNUAL OPERATING PLAN	12
	7.1. Operations Pursuant to Annual Operating Plan	12
	7.2. Purposes and Components of Annual Operating Plan	13
	7.3. Review and Approval of Annual Operating Plan	14
	7.4. Capital Budget Approval	14
	7.5. Development of Annual Incentive Fee Plan Component	15
	7.6. Decisions on Annual Operating Plan	16
	7.7. Revisions to the Approved Annual Operating Plan	17
	7.7.1. Revisions resulting from material changes	17
	7.7.2. Other proposed revisions to an Approved Annual Operating Plan	18
	7.8. Reporting on Approved Annual Operating Plan	18
	7.9. Emergency	19

8.	RESOLUTION OF DISPUTES	20
	8.1. Failure to Approve an Annual Operating Plan, Approve a Proposed Revision to an Approved Operating Plan or Agree Upon the Earned Portion of the Incentive Fee Per Ton	20
	8.2. Disputes Regarding Cost Charges Other Than Earned Portion of the Incentive Fee Per Ton	21
	8.3. Arbitration Process	21
	8.4. Resolution of Other Disputes	22

9.	DELIVERY, WEIGHING AND TRANSPORTATION	22
	9.1. Point of Delivery	22
	9.2. Weight and Scales	23
	9.3. Scheduling Deliveries	23

10.	QUALITY	23
	10.1. Applicable to Coal from Seller's Mine	23
	10.2. Coal Specifications	23
	10.3. Average Coal Quality and Characteristics	24
	10.4. Minimum and Maximum Characteristics	25
	10.5. Nonconforming Coal	25

11.	SAMPLING AND ANALYSIS	26

12.	PRICE AND PAYMENT	26
	12.1. Determination of Price	26
	12.2. Price Components	26
	12.3. Fixed Costs	27
	12.3.1. Depreciation rates	27
	12.3.2. A&G expenses	27
	12.3.3. Payment of Fixed Costs	27
	12.4. Variable Charge	28
	12.4.1. Imported or exported equipment	28
	12.4.2. Payment of Variable Charge	28
	12.5. Return on Investment	29
	12.5.1. ROI rate for pre-July 1, 2000 investments	29
	12.5.2. ROI rate on post-June 30, 2000 investments	29
	12.5.3. Melding of ROI rates for post-June 30, 2000 investments	30
	12.5.4. Investment Base	30
	12.5.5. Intangible Capital Investment	30
	12.5.6. Payment of Return on Investment	31
	12.6. Fixed Fee Per Ton	31
	12.7. Incentive Fee Per Ton	32
	12.8. Royalties and Production Taxes	33
	12.9. Invoices	34
	12.10. Credits for Third Party Sales	34
	12.11. Impact of Force Majeure	35
	12.12. Cost Changes and Monthly Reports of Costs	35
	12.13. Disputed Charges	36
	12.14. Changes in Applicable Law or Circumstances	36

13.	PRICE ADJUSTMENT FOR Btu CONTENT	37
	13.1. Applicable Provisions	37
	13.2. Coal Exceeding [**] Btu/lb	37
	13.3. Cents Per MMBtu Below Budgeted Cost	37
	13.4. Cents Per MMBtu Above Budget Cost	37
	13.5. No Price Adjustment for Btu Deficiencies Arising in Certain Circumstances	38

14.	QUANTITY, THIRD PARTY SALES AND PURCHASES	38
	14.1. Requirements Obligation	38
	14.2. Sales to Third Parties	38
	14.3. Coal from Outside Sources	38
	14.3.1. Seller to obtain offers	39
	14.3.2. Terms of offers	39
	14.3.3. Seller to act as exclusive agent for Buyers to obtain Outside Coal	39
	14.3.4. Price for Outside Coal	40
	14.3.5. Potential third party [**] Outside Coal to Seller as agent	40

15.	FINAL RECLAMATION COSTS	40
	15.1. Reclamation Account	40
	15.2. Obligations of Seller and Non-Puget Buyers to Each Other For Final Reclamation	41
	15.3. Obligations of Seller and Puget to Each Other for Final Reclamation	42
	15.4. Closing of the Reclamation Account and Creation and Maintenance of Seller's Account	44

16.	FORCE MAJEURE AND PLANT OUTAGES	44
	16.1. Force Majeure	44
	16.2. Plant Inoperability	45
	16.3. Depreciation Suspension	45

17.	WAIVERS AND REMEDIES	45
	17.1. Non-waiver	45
	17.2. Right to Cure	45
	17.3. Seller's Default	45
	17.4. Buyers' Remedies	46

18.	SUCCESSORS AND ASSIGNS	47
	18.1. Assignment of Buyer's Interest	47
	18.2. Assignment of Seller's Interest	47

19.	LAW GOVERNING CONSTRUCTION OF AGREEMENT	48

20.	NOTICES AND REPORTS	48

21.	RECORDS TO BE KEPT	49
	21.1. Maintenance and Provision of Information	49
	21.2. Audit Rights	49

22.	NO SALES AGENT	49

23.	OPERATOR	49

24.	PERPETUITIES	50

25.	COMPLIANCE	50

26.	[**]	50

27.	SEVERAL LIABILITY	50

28.	CONFIDENTIALITY	50
	28.1. Labeling Information "Confidential"	50
	28.2. Duty Not to Disclose	51
	28.3. Notice Prior to Compulsory Disclosure	51

29.	EXECUTION OF AGREEMENT	51

30.	COUNTERPARTS	51

EXHIBIT A - OWNERSHIP OF CAPACITY
EXHIBIT B - PRICE PROVISIONS APPLICABLE PRIOR TO JULY 1, 2000
EXHIBIT C - MAP SHOWING AREA C CONTRACT BOUNDARY
EXHIBIT D - DETERMINATION OF TONNAGE INCREASE AND EXAMPLE COMPUTATIONS OF BRU PRICE ADJUSTMENT
EXHIBIT E - ENTECH, INC. INDEMNIFICATION AGREEMENT

AMENDED AND RESTATED COAL SUPPLY AGREEMENT

        THIS AMENDED AND RESTATED COAL SUPPLY AGREEMENT, is entered into as of this 24th day of August, 1998, by and among The Montana Power Company (“Montana”), a Montana corporation, Puget Sound Energy, Inc. (“Puget”), a Washington corporation, The Washington Water Power Company (“Water Power”), a Washington corporation, Portland General Electric Company (“Portland”), an Oregon corporation, PacifiCorp (“Pacific”), an Oregon corporation, and Western Energy Company (“WECO”), a Montana corporation (herein called “Seller”). Montana, Puget, Water Power, Portland and Pacific are sometimes referred to herein individually as “Buyer” and in the plural as the “Buyers”.

RECITALS

        A. Buyers constructed, own and operate two coal fired steam-electric generating plants (“Units 3 & 4”) near Colstrip, Montana, adjoining the coal lands of Seller, based upon the assurance of a dependable supply of coal from the Seller of specified quality and characteristics for the useful life of the plants. Units 3 & 4 consist of two 805 megawatt gross rating generating units which were designed and constructed to operate with coal of the quality and characteristics described in Section 10 of this Amended and Restated Coal Supply Agreement.

        B. Buyers would not have designed and constructed units of this type at Colstrip but for the availability of a dependable supply of coal from Area C of Seller’s Rosebud Mine through at least December 31, 2019.

        C. Seller owns or controls in Rosebud County, Montana, adequate reserves of sub-bituminous coal from which it can supply Buyers’ coal requirements for Units 3 & 4 through at least December 31, 2019.

        D. Buyers previously entered into a Coal Supply Agreement dated July 2, 1980. Such Coal Supply Agreement was amended effective July 10, 1981, September 1, 1981, September 14, 1987 and January 1, 1988. The Coal Supply Agreement was also the subject of an arbitration decision dated May 6, 1996.

        E. The Coal Supply Agreement provided opportunities for a number of price reopeners in the year 2000 and a number of dates thereafter. Buyers and Seller desire to amend such Coal Supply Agreement now to resolve these price reopeners and to restructure it to align better their economic interests. Buyers and Seller desire to enter into this Amended and Restated Coal Supply Agreement (the “Agreement”), pursuant to which they are amending and restating in its entirety the Coal Supply Agreement, as amended, into this one Agreement.

        F. It is essential to Seller, because of the substantial capital investment it made and must make in order to have the capability to supply Buyers’ requirements, that Buyers purchase all of their coal requirements for Units 3 & 4 as expressly provided in this Agreement.

AGREEMENT

        NOW, THEREFORE, in consideration of the mutual covenants and agreements herein stated, and the performance thereof, the Parties hereto agree as follows:

1. DEFINITIONS

        Whenever used in this Agreement with initial letters capitalized (whether in the singular or the plural), the following words and terms shall have the following meanings:

        1.1. “A & G” means those administrative and general expenses of the entire Mine which are apportioned to coal delivered under this Agreement in the manner described in subsection 12.3.2.

        1.2. "Agreement" means this Amended and Restated Coal Supply Agreement.

        1.3. “Annual Incentive Fee Plan” means the annual plan agreed upon by Seller and the Mine Operating Committee each Year pursuant to subsections 7.5 and 7.6 establishing standards to be used to determine the Earned Portion of the Incentive Fee Per Ton for the next Year. The Annual Incentive Fee Plan shall be a component of the Annual Operating Plan.

        1.4. “Annual Operating Plan” means the annual operating plan prepared and submitted each Year pursuant to subsections 7.1-7.3 of this Agreement.

        1.5. "Approved Annual Operating Plan" means the Annual Operating Plan that is approved pursuant to subsections 7.3 and 7.6 of this Agreement.

        1.6. "Approved Capital Budget" means the Capital Budget set forth in the Approved Annual Operating Plan.

        1.7. "Approved Operating Budget" means the Operating Budget set forth in the Approved Annual Operating Plan.

        1.8. "Arbitration Decision" has the meaning ascribed to it in subsection 15.1.

        1.9. "Area C" means the portion of the Mine described on Exhibit C to this Agreement.

        1.10. "ASTM" means the American Society for Testing Materials.

        1.11. “Btu” means a British thermal unit and, in the appropriate context, the plural of that term, which means the amount of heat required to raise the temperature of one pound of distilled water from 59 degrees Fahrenheit to 60 degrees Fahrenheit at a constant pressure of 14.73 pounds per square inch absolute.

        1.12. “Capacity” means the rate at which electrical energy can be generated from Units 3 & 4, expressed in net megawatts (MW). Each Buyer’s percentage ownership of the Capacity is set forth on Exhibit A to this Agreement.

        1.13. “Capital Assets” means any tangible or intangible additions, betterments, or replacements to the Mine and assets, equipment and reserves related thereto (including lease acquisitions, major repairs and relocation of facilities such as power lines and roads) that (i) are made by Seller, (ii) would ordinarily be capitalized in accordance with generally accepted accounting practices and (iii) in the case of intangibles, are within the meaning of Intangible Capital Investment.

        1.14. "Capital Budget" means the Capital Budget component of the Annual Operating Plan described in subsection 7.2(c).

        1.15. "Capital Equipment" has the meaning ascribed to it in subsection 12.10(f).

        1.16. “Commodity Charge” means the component of Price described in subsection 12.2 which includes the Variable Charge, ROI, Fixed Fee Per Ton, Incentive Fee Per Ton, and Royalties and Production Taxes.

        1.17. "Confidential Information" has the meaning ascribed to it in Section 28.

        1.18. "Consolidated Net Worth" has the meaning ascribed to it in subsection 15.2.D.

        1.19. "Current Reclamation" has the meaning ascribed to it in Section 15.

        1.20. "Distribution Notice" has the meaning ascribed to it in subsection 12.9.

        1.21. "Earned Portion of the Incentive Fee Per Ton" has the meaning ascribed to it in subsection 12.7(b).

        1.22. "Effective Date" has the meaning ascribed to it in subsection 3.1.

        1.23. "Environmental and Safety Plan" means the component of the Annual Operating Plan described in subsection 7.2(d).

        1.24. "Executive Committee" means the Committee established pursuant to subsection 5.1(a).

        1.25. "Fixed Costs" means the costs described in subsection 12.3.

        1.26. "Fixed Fee Per Ton" means the fee described in subsection 12.6.

        1.27. "Force Majeure" has the meaning ascribed to it in subsection 16.1.

        1.28. "[**]" means [**].

        1.29. "Incentive Fee Per Ton" means the fee described in subsection 12.7(a).

        1.30. "Intangible Capital Investment" means the investments described in subsection 12.5.5.

        1.31. "Investment Base" has the meaning ascribed to it in subsection 12.5.4.

        1.32. "Major Equipment" means the equipment described in subsection 12.10(f).

        1.33. "Merchant Plant Practice" means those practices, methods and acts that:

        (a) a prudent person owning and operating both the Mine and Units 3 & 4 over their useful economic life and supplying coal to Units 3 & 4 exclusively from Area C of the Mine would engage in (taking into consideration factors such as optimization of its return on investment in both the Mine and Units 3 & 4 and short-term and long-term opportunities to minimize costs that may present themselves over the Term of this Agreement, and the costs that would be incurred in using coal to produce electricity from Units 3 & 4 for sale into a competitive electricity marketplace, recognizing that such costs include the fees and other payments to Seller pursuant to this Agreement) to supply coal of the quality and in the quantity contemplated by this Agreement for purposes of producing power at the lowest practical cost for sale into a competitive electricity marketplace from Units 3 & 4 with safety, reliability, efficiency, expedition and economy, and

        (b) are consistent with “good mining practice” and “least-cost mining” (each, as hereinafter defined) and are taken in good faith.

For purposes of this Agreement,

        (i) "good mining practice" means:

                (A) those practices, methods and acts which when engaged in are commonly used in prudent mining engineering and operations to operate coal mines similar to the Mine lawfully and with safety, reliability, efficiency, expedition and economy, or

                (B) if there are no such commonly used practices, methods and acts, those practices, methods and acts which in the exercise of reasonable judgment considering the facts known when engaged in, could have been expected to achieve the desired result consistent with applicable law, safety, reliability, efficiency, expedition and economy;

        and

        (ii) “least-cost mining” means the mining of coal in the manner that minimizes the cost of coal supplied to Units 3 & 4 in order to produce electricity at the lowest practical cost and sell that electricity into a competitive marketplace, taking into consideration such factors as overburden and coal removal, haul distance, coal quality, and Outside Coal opportunities.

        1.34. "Mine" means the Rosebud Mine located near Colstrip, Montana, plus all assets, plant and equipment related thereto.

        1.35. "Mine Operating Committee" has the meaning ascribed to that term in subsection 6.1(a) of this Agreement.

        1.36. "Mine Plan" means the component of the Annual Operating Plan described in subsection 7.2(a).

        1.37. "MMBtu" means one million (1,000,000) Btu.

        1.38. "Non-Puget Buyers" means Portland, Montana, Water Power and Pacific.

        1.39. "Operating Budget" means the component of the Annual Operating Plan described in subsection 7.2(b).

        1.40. "Operator" means the entity designated to operate Units 3 & 4 pursuant to the Units 3 & 4 Ownership and Operation Agreement.

        1.41. “Original Coal Supply Agreement” means the Coal Supply Agreement among the Parties dated as of July 2, 1980, as amended by (i) Amendment No. 1 to Coal Supply Agreement, dated as of July 10, 1981; (ii) Amendment No. 2 to Coal Supply Agreement, dated as of September 1, 1981; (iii) Amendment No. 3 to the Coal Supply Agreement, dated as of September 14, 1987; and (iv) Amendment No. 4 to Coal Supply Agreement, dated as of January 1, 1988. The Original Coal Supply Agreement was also subject to an arbitration decision dated May 6, 1996.

        1.42. "Outside Coal" means coal purchased in accordance with subsection 14.3 of this Agreement, and excludes coal produced from the Mine.

        1.43. "Outside Coal Commitment" means a contract for the acquisition of Outside Coal.

        1.44. "Party" means Seller or any one of Buyers, and "Parties" means all Buyers and Seller unless the context otherwise indicates.

        1.45. "Point of Delivery" has the meaning ascribed to that term in subsection 9.1.

        1.46. “Price” means the Price described in Section 12 to be paid by Buyers for coal produced from Area C.

        1.47. "Puget Coal Fraction" has the meaning ascribed to it in subsection 15.3(b).

        1.48. "Puget Obligation" has the meaning ascribed to it in subsection 15.3 (b).

        1.49. "Puget Reclamation Account Balance" has the meaning ascribed to that term in subsection 15.3(a).

        1.50. “Qualified Operating Lease” means an equipment operating lease (as opposed to a capital lease, as determined in accordance with generally accepted accounting principles consistently applied) of an asset by Seller for use or consumption in Area C that (a) is entered into by Seller with a third party that is not affiliated with any Party, (b) has a term that is materially shorter than the useful life of such asset, as determined at the time the asset is originally placed in service by its owner, and (c) unless otherwise mutually agreed by the Parties, contains no option to purchase the asset.

        1.51. "Reclamation" has the meaning ascribed to it in Section 15.

        1.52. "Reclamation Account" has the meaning ascribed to it in subsection 15.1.

        1.53. "ROI" has the meaning ascribed to such term in subsection 12.5.

        1.54. "Royalties and Production Taxes" means charges for royalties and production taxes imposed upon and paid by Seller with respect to coal delivered hereunder.

        1.55. "Seller's Account" has the meaning ascribed to it in subsection 15.4(b).

        1.56. "Subsection 15.2 Final Reclamation Estimate" has the meaning ascribed to it in subsection 15.4(b).

        1.57. "Subsection 15.2 Final Reclamation" has the meaning ascribed to it in Section 15.

        1.58. "Subsection 15.3 Final Reclamation" has the meaning ascribed to it in subsection I5.3(b).

        1.59. “Submission Date” means the date described in subsection 7.7.1 on which Seller or a Buyer(s) has delivered to the other Parties a proposed revision to the Approved Annual Operating Plan.

        1.60. "Term" has the meaning ascribed to it in subsection 3.1.

        1.61. "Third Party Transferee" has the meaning ascribed to it in subsection 18.2.

        1.62. "Ton" shall mean 2,000 pounds.

        1.63. "Tonnage Increase" has the meaning ascribed to it in subsection 13.4.

        1.64. "Total Area C Tons Mined" has the meaning ascribed to it in subsection 15.3(b).

        1.65. "Treasury Bond" means the 30-year US Treasury Bond issued by the United States of America.

        1.66. “Treasury Bond Rate” means the yield to maturity on the most recently issued Treasury Bonds at a given time as determined by market transactions and as reported in The Wall Street Journal.

        1.67. "Units 3 & 4" means Colstrip Units 3 & 4.

        1.68. "Units 3 & 4 Ownership and Operation Agreement" means the Ownership and Operation Agreement among Buyers, dated as of May 6, 1981, as amended.

        1.69. "Variable Charge" shall mean the charge described in subsection 12.4.

        1.70. "Variable Cost" has the meaning ascribed to it in subsection 13.3.

        1.71. "Variable Cost per MMBtu" has the meaning ascribed to it in subsection 13.3.

        1.72. "Year" means a calendar year.

        1.73. "Year One" has the meaning ascribed to it in subsection 7.2(a).

        1.74. "Year Two" has the meaning ascribed to it in subsection 7.2.(a).

        1.75. "Years Three, Four and Five" has the meaning ascribed to it in subsection 7.2(a).

2. SALE AND PURCHASE OF COAL; DEDICATION OF RESERVES

        Seller agrees to sell and deliver, and Buyers agree to buy and receive, all of the coal required for Units 3 & 4 upon the terms and conditions set forth in this Agreement. Seller dedicates coal reserves it now owns or controls or may hereafter reasonably acquire in Rosebud County, Montana, in Area C sufficient to satisfy the requirements of Buyers for Units 3 & 4 through the Term of this Agreement.

3. TERM

        3.1. Initial Term.

        The "Effective Date" of this Agreement shall be January 1, 1998. The "Term" of this Agreement shall be from January 1, 1998 through December 31, 2019.

        3.2. Extension.

        If on December 31, 2019, there will be coal available on Seller’s coal lands which can be mined economically for use in producing power from Units 3 & 4 and Units 3 & 4 are capable of producing power economically using such coal, this Agreement will be extended on terms mutually agreeable to Seller and Buyers, reflecting then-existing market conditions for such available coal. On or after January 1, 2018, but no later than November 1, 2018, Seller or any Buyer may by written notice to the other Parties require that such extension negotiations occur during 2018. If, despite extension negotiations, Seller and Buyers do not reach agreement by December 31, 2018, then all Parties shall have the right to make arrangements based on this Agreement terminating December 31, 2019.

4. GOVERNANCE

        Subject to the terms of this Agreement and Approved Annual Operating Plans, Seller as owner and operator of the Mine shall have the discretion to operate the Mine as it determines is necessary and appropriate to comply with applicable laws, regulation and leases. Buyers, through the Mine Operating Committee, shall jointly monitor Seller’s performance and shall consider and approve or disapprove Annual Operating Plans. All Parties shall be represented on the Executive Committee, which shall attempt to resolve issues not resolved by the Seller and the Mine Operating Committee and which shall also provide policy guidance consistent with Merchant Plant Practice and this Agreement. The functions and activities of the Mine Operating Committee and Executive Committee are described in additional detail below. The Parties intend that Buyers’ participation in the functions and activities of the Mine Operating Committee and the Executive Committee shall not make the Buyers partners in the ownership or operation of the Mine, or create any partnership or joint venture relationship related thereto. The relationship of Seller to Buyers shall be that of independent contractor.

5. EXECUTIVE COMMITTEE

        5.1. Establishment and Purpose.

                (a) The Parties hereby establish an Executive Committee (the “Executive Committee”) consisting of one representative with policy making authority from each Party. Upon execution of this Agreement, each Party shall promptly designate its representative on the Executive Committee by written notice given to the other Parties. Each Party may appoint an alternate representative to act in the absence of its designated representative.

                (b) Buyers shall from time to time select a chair of the Executive Committee from among the members of the Executive Committee by the affirmative vote of Buyers owning in the aggregate not less than fifty-one percent (51%) of the Capacity; provided, however, that the vote and share of Capacity of any Party that owns or controls or is in common control with Seller shall be disregarded for purposes of determining whether the required fifty-one percent (51%) has been obtained. As used in the preceding sentence, “control” means possession, directly or indirectly, of the power to direct or cause direction of management and policies through ownership of voting securities, contract, voting trust or otherwise. The chair of the Executive Committee shall call meetings and establish agendas in consultation with the other Parties.

                (c) The Executive Committee shall:

                (i) Provide policy-level guidance to Seller and the Mine Operating Committee concerning Merchant Plant Practice and this Agreement; and

                (ii) Resolve disputes as provided in Section 8.

        5.2. Decisions.

        The Executive Committee shall operate on a consensus basis in providing policy-level guidance to the Seller and Mine Operating Committee and must be unanimous in the resolution of disputes.

        5.3. Meetings.

        The Executive Committee shall meet at least once annually in February or March or more often by mutual agreement or as necessary to resolve disputes referred to the Executive Committee. Meetings shall be held at a place designated by the chair of the Executive Committee.

        5.4. Notice.

        The chair of the Executive Committee shall give the other Parties not less than thirty days’ notice of the annual meeting of the Executive Committee and not less than five days’ notice of all other meetings of the Executive Committee. Each notice shall include the location of the meeting and an agenda prepared by the chair. The Parties may waive notice by unanimous written consent.

        5.5. Quorum.

        A quorum for a meeting shall exist if each Party’s representative is present; provided, however, that if a Party fails to attend two consecutive properly called and noticed meetings, then a quorum for the second of such two consecutive meetings shall exist if each other Party’s representative is present.

        5.6. Minutes.

        The chair of the Executive Committee shall maintain minutes of Executive Committee meetings and shall distribute the minutes to the Parties’ representatives within 15 days after each meeting of the Executive Committee. The minutes, when approved by all of the Parties, shall be the official record of the decisions made by the Executive Committee.

        5.7. Action Without Meeting.

        In lieu of meetings, the Executive Committee may hold telephone conference calls with all Parties’ representatives simultaneously. The Executive Committee, in lieu of deciding any matter at a meeting or by telephone conference, may act by instrument in writing signed by each Party’s representative.

        5.8. Costs.

        Each Party shall bear for its own account all costs incurred by that Party's representative on the Executive Committee.

        5.9. No Modification of Agreement.

        The Executive Committee may not modify, amend, revise or otherwise change the terms and conditions set forth in this Agreement.

        5.10. Cooperation.

        The Parties shall cooperate with and provide the Executive Committee with information reasonably necessary for the Executive Committee to perform its duties.

6. MINE OPERATING COMMITTEE

        Buyers shall participate with Seller in the planning and oversight of Area C operations through the Mine Operating Committee. Although the Mine Operating Committee and Seller shall work together on matters of joint concern, Seller shall not be a member of the Mine Operating Committee.

        6.1. Establishment and Purpose.

                (a) A Mine Operating Committee (the “Mine Operating Committee”) is hereby established consisting of one representative appointed by each Buyer. Upon execution of this Agreement, each Buyer shall promptly designate its representative on the Mine Operating Committee by written notice given to the other Parties. Each Buyer may appoint one or more alternates to act in the absence of its designated representative. Each representative on the Mine Operating Committee may (at such representative’s Party’s cost) have such other personnel present at meetings of the Mine Operating Committee as such representative may desire. A designated representative of the Operator shall be a non-voting, ex officio member of the Mine Operating Committee.

                (b) Buyers shall from time to time select a chair of the Mine Operating Committee by the affirmative vote of Buyers owning in the aggregate not less than fifty-one percent (51%) of the Capacity; provided, however, that the vote and share of Capacity of any Buyer that owns or controls Seller shall be disregarded for purposes of determining whether the required fifty-one percent (51%) has been obtained. As used in the preceding sentence, “control” means possession, directly or indirectly, of the power to direct or cause direction of management and policies through ownership of voting securities, contract, voting trust or otherwise. The chair of the Mine Operating Committee shall be responsible for calling meetings and establishing agendas in consultation with other Buyers.

                (c) The Mine Operating Committee shall:

                (i) Provide Seller with reports and analysis of operations and performance expectations with respect to Units 3 & 4 for use by Seller in developing the Annual Operating Plan.

                (ii) Review and approve or disapprove the Annual Operating Plan (including all components thereof) and proposed revisions to an Approved Annual Operating Plan as provided in subsections 7.3, 7.4, 7.5, 7.6 and 7.7 of this Agreement, review and approve or disapprove acquisitions of Capital Assets as provided in subsections 7.4 and 7.8(a), and review monthly budget variance reports and quarterly budget projection reports as contemplated in subsection 7.8(b);

                (iii) Meet with Seller to review any action taken and expenditure incurred by Seller in connection with an emergency affecting the Mine;

                (iv) Monitor Seller's operations, performance and results relative to the Approved Annual Operating Plan and the individual components of such plan;

                (v) Annually determine in consultation with Seller the Earned Portion of the Annual Incentive Fee Per Ton pursuant to subsection 12.7(b); and

                (vi) Perform any other responsibility established for it under this Agreement or otherwise assigned to it in writing by the Executive Committee.

        6.2. Decisions.

        Each Buyer, acting through its appointed representative, shall have a vote on the Mine Operating Committee. A Buyer’s representative or, in his/her absence, the alternate representative, may cast the Buyer’s vote. The Mine Operating Committee shall make decisions by majority vote of Capacity of the Buyers, except that approval of the Annual Operating Plan or any revision thereto by the Mine Operating Committee and the determination of the Mine Operating Committee’s position with respect to the Earned Portion of the Incentive Fee Per Ton pursuant to subsection 12.7(b) shall be by the super-majority vote specified in subsection 7.6. All Buyers shall be bound by any decision made by the Mine Operating Committee to approve or disapprove an Annual Operating Plan or any revision thereto and any determination by the Mine Operating Committee of its position with respect to the Earned Portion of the Incentive Fee Per Ton.

        6.3. Meetings.

        The Mine Operating Committee shall meet on or before June 15 of each Year to consider the proposed Annual Operating Plan for the following Year and otherwise by mutual agreement. Seller shall participate in meetings of the Mine Operating Committee as reasonably required to present, discuss and report on its proposed Annual Operating Plan, and to report, receive reports and collaborate on matters of joint concern. Meetings of the Mine Operating Committee shall be held at Colstrip, Montana or any other mutually agreed place.

        6.4. Notice.

        The chair of the Mine Operating Committee shall give not less than fifteen days’ notice to the Parties of the meeting at which Seller presents its preliminary Annual Operating Plan and five days’ notice of each other meeting of the Mine Operating Committee. Each meeting notice shall include an agenda prepared by the chair in consultation with the Mine Operating Committee and Seller. Buyers may waive notice by unanimous written consent.

        6.5. Quorum.

        A quorum for any meeting shall exist if each Buyer is represented by its member; provided, however, that if a Buyer fails to attend two consecutive properly called and noticed meetings, then a quorum for the second of such two consecutive meetings shall exist if a representative of each other Buyer is present, in which case a majority or super-majority vote of those other Buyers shall be considered the majority or super-majority vote of all Buyers for the purposes of conducting properly noticed business.

        6.6. Minutes.

        The chair of the Mine Operating Committee shall maintain minutes of Mine Operating Committee meetings and shall distribute them to the Parties’ representatives within fifteen (15) days after each meeting. The minutes, when approved by all of the Buyers, shall be the official record of the decisions made by the Mine Operating Committee. Copies of all minutes recording decisions of the Mine Operating Committee shall be provided to Seller.

        6.7. Action Without Meeting.

        In lieu of meetings, the Mine Operating Committee may hold telephone conference calls with all Buyers simultaneously and in which each Buyer shall be represented by its representative. The Mine Operating Committee, in lieu of deciding any matter at a meeting or by telephone conference, may act by instrument in writing signed by the representatives of each Buyer on the Mine Operating Committee.

        6.8. Costs.

        Each Buyer shall bear for its own account all costs incurred by its representative on the Mine Operating Committee.

        6.9. No Modification of Agreement.

        The Mine Operating Committee may not modify, amend, revise or otherwise change the terms and conditions set forth in this Agreement.

        6.10. Cooperation of the Parties.

        Seller shall respond promptly and in good faith to Buyers’ reasonable requests for supporting information concerning the proposed Annual Operating Plan. The Parties shall cooperate with and provide the Mine Operating Committee with information reasonably necessary for the Mine Operating Committee to perform its duties.

7. ANNUAL OPERATING PLAN

        7.1. Operations Pursuant to Annual Operating Plan.

        Seller shall, in consultation with the Mine Operating Committee, prepare an Annual Operating Plan for each Year beginning with 1999 pursuant to this Section 7, and such plan shall be consistent with Merchant Plant Practice and the terms of this Agreement. Unless otherwise mutually agreed in writing by all Parties, no Approved Annual Operating Plan shall obligate Seller to supply, or any Buyer to purchase, coal from areas of the Mine other than Area C. Seller shall conduct operations, incur expenses and acquire Capital Assets for Area C only pursuant to the Approved Annual Operating Plan, except as otherwise provided in subsections 7.6 and 7.9.

        7.2. Purposes and Components of Annual Operating Plan.

        The purposes of the Annual Operating Plan shall be to provide Seller and Buyers through the Mine Operating Committee with the tools to define fuel requirements and control costs to reasonable levels. The Annual Operating Plan shall consist of the following components:

                (a) A “Mine Plan” component setting forth (i) monthly sequences under the proposed Annual Operating Plan for the Year the Annual Operating Plan shall be effective (“Year One”), (ii) quarterly sequences for mining in Area C for the subsequent Year (“Year Two”), (iii) an annual sequence for mining in Area C for the subsequent three Years (“Years 3, 4, and 5”) under a five-year mine plan, (iv) the then-current life of mine plan for Area C and (v) annual coordination of mining with coal delivery. The sequence information shall include, but shall not be limited to, information related to stripping ratios, equipment utilization, coal quality and geological models.

                (b) An “Operating Budget” component which shall include (i) the estimated Fixed Costs for the Year broken down by component, (ii) the estimated Commodity Charge per ton for the Year broken down by component, (iii) the projected coal quality for the Year, (iv) the projected quantities of coal to be delivered to the Point of Delivery during the Year, (v) the schedule of deliveries of coal to the Point of Delivery, (vi) the source or sources of coal to be delivered to Buyers during the Year and, if the supply of coal from areas of the Mine other than Area C is mutually agreed upon by all Parties, the quantity, quality, pricing and other pertinent details with respect to coal to be supplied from areas of the Mine other than Area C, (vii) the projected total quantities of coal to be mined from Area C during the Year, (viii) the estimated Price for the Year, as determined under Section 12 of this Agreement, and (ix) all options to satisfy all or part of the projected coal requirements of Units 3 & 4 by the acquisition of Outside Coal as contemplated by subsection 14.3, to the extent known to Seller or made known to Seller by one or more Buyers, with such acquisitions to be included in the proposed Operating Budget if warranted by Merchant Plant Practice. Seller shall also provide the Mine Operating Committee with a five-year plan projection of the Operating Budget for information purposes only.

                (c) A “Capital Budget” component which shall (i) be integrated with the Operating Budget, (ii) describe each proposed Capital Asset in detail (including but not limited to equipment or construction specifications), (iii) include cash flow forecasts, cost estimates, and proposed dates for installation or replacement in reasonable detail, and (iv) provide appropriate justification for each proposed Capital Asset. Seller shall also provide the Mine Operating Committee with a 5-year plan projection of the Capital Budget for information purposes only.

                (d) An “Environmental and Safety Plan” component which shall include environmental and safety goals and improvement focus areas.

                (e) A “Personnel Plan” component which shall include staffing, training, labor relations, employee gain sharing plans and Seller’s goals.

                (f) An "Annual Incentive Fee Plan" component which is developed as described in subsection 7.5 below.

        7.3. Review and Approval of Annual Operating Plan.

                (a) On or before September 15, 1998 and on or before May 1 of each Year beginning with 1999, Buyers shall provide Seller with the following information that will assist Seller with the preparation of the Annual Operating Plan:

                (i) non-binding, good faith estimates of tonnage demand by month for the upcoming Year and annually for an additional four years;

                (ii) Buyers' required and desired coal quality targets;

                (iii) the timing of any planned outages at Units 3 & 4 during the upcoming Year;

                (iv) an analysis of Units 3 & 4 performance against cost and quality parameters; and

                (v) such other information as Buyers may deem relevant or that is reasonably requested by Seller in connection with the preparation of the Annual Operating Plan for the upcoming Year and the five-year components of the Annual Operating Plan.

                (b) On or before October 15, 1998 and on or before June 1 of each Year beginning with 1999, Seller shall submit a preliminary Annual Operating Plan for the next Year to each member of the Mine Operating Committee. Seller shall present and discuss the preliminary Annual Operating Plan at a meeting called by the chair of the Mine Operating Committee (in consultation with Seller) for that purpose no later than June 15. Seller shall consider the comments of the Mine Operating Committee and submit the proposed Annual Operating Plan to the Mine Operating Committee by July 15. The Mine Operating Committee shall provide Seller with notice of any specific exceptions to the Annual Operating Plan no later than August 15. Any such issues not resolved by September 1 by approval of an Annual Operating Plan by the Mine Operating Committee shall promptly be presented to the Executive Committee for resolution.

        7.4. Capital Budget Approval.

        The Parties agree that in the event Seller proposes to incur an expenditure for a Capital Asset pursuant to the Capital Budget component of an Annual Operating Plan for any Year, Seller shall also set out in its proposal its estimate of the amount of reasonable operating costs that would result as a consequence of not making such expenditure. If the Mine Operating Committee votes to reject the expenditure for such Capital Asset and Seller disagrees with such rejection, then Seller may submit the decision regarding the Capital Asset to the Executive Committee for review. If the Buyers’ representatives on the Executive Committee do not unanimously approve such expenditure, then such expenditure shall not be included in any Approved Annual Operating Plan for such Year. In such case, neither Seller nor any Buyer may dispute such Executive Committee action or decision pursuant to subsection 8.3 of this Agreement. If the expenditure for the Capital Asset is not approved (either by the Buyers’ representatives on the Executive Committee, or by action of the Mine Operating Committee when Seller does not take the matter to the Executive Committee), the Operating Budget component of the Annual Operating Plan for such Year and subsequent Years shall be adjusted to reflect the reasonable increased operating costs that are the consequence of not acquiring the Capital Asset. Neither Seller nor Buyers may dispute such adjustment to the Operating Budget pursuant to subsection 8.3 of this Agreement. The Parties further agree that acquisition of a Capital Asset by Seller or lease of a Capital Asset by Seller pursuant to a capital lease shall in either case, if pursuant to the approval processes described in this Agreement, result in inclusion of the Capital Asset within the Investment Base or Intangible Capital Investment, as the case may be. Lease of an asset by Seller pursuant to a Qualified Operating Lease shall not result in inclusion of such asset within the Investment Base or Intangible Capital Investment. The rental and other amounts payable under the terms of a Qualified Operating Lease shall be operating costs for purposes of the Operating Budget component of the Annual Operating Plan. Unless the Parties otherwise mutually agree, no Approved Annual Operating Plan shall contemplate an equipment operating lease that is not a Qualified Operating Lease.

        7.5. Development of Annual Incentive Fee Plan Component.

        Seller and the Mine Operating Committee shall develop an “Annual Incentive Fee Plan” component of the Annual Operating Plan which incorporates performance standards and assigns weight to each standard. In developing the Annual Incentive Fee Plan, Seller and the Mine Operating Committee shall use their best efforts to achieve all of the following goals:

                (a) To reward Seller for:

                (i) proposing an Annual Operating Plan that results in the production of power by Units 3 & 4 at the lowest practical cost consistent with Merchant Plant Practice and this Agreement;

                (ii) proposing changes to an Approved Annual Operating Plan that result in the production of power by Units 3 & 4 at the lowest practical cost consistent with Merchant Plant Practice and this Agreement;

                (iii) implementing the Approved Annual Operating Plan;

                (iv) adhering to the Approved Operating Budget;

                (v) adhering to the Approved Capital Budget;

                (vi) achieving high productivity in relation to similarly situated mines in the coal industry;

                (vii) appropriately mining to achieve coal quality targets set forth in the Approved Annual Operating Plan;

                (viii) achieving the Mine safety goals set forth in the Environmental and Safety Plan;

                (ix) achieving the goals set forth in the Personnel Plan;

                (x) achieving environmental and regulatory compliance at the Mine;

                (xi) achieving least-cost coal production, procurement and delivery consistent with Merchant Plant Practice and this Agreement;

                (xii) accurate budget forecasting; and

                (xiii) effectively managing Outside Coal Commitments, if any.

                (b) To enable Seller to benefit from cost savings and mining efficiencies;

                (c) To measure fairly Seller's performance against appropriate industry benchmarks;

                (d) To provide Seller with a reasonable opportunity to earn the entire Incentive Fee Per Ton;

                (e) To give Seller a fair incentive to meet the performance standards contemplated by this subsection; and

                (f) To provide flexibility to address changes in the Approved Annual Operating Plan required by law or by the operation of Units 3 & 4 and to address material changes in the quantities of coal required by Buyers (to the extent that these changes are not caused by Seller’s action or inaction).

        The Parties intend that provisions (a) through (f) of this subsection 7.5 will enable the Mine Operating Committee and Seller to tailor the Annual Incentive Fee Plan to meet changing circumstances at the Mine, at Units 3 & 4 and in the coal mining and electric generation industries. The Parties further intend that provisions (a) through (f) of this subsection 7.5 apply to matters within Seller’s control, and not to events or circumstances beyond Seller’s control, including, without limitation, deviations to the Approved Annual Operating Plan requested by the Mine Operating Committee, rejection of expenditure for a Capital Asset proposed by Seller, or deviations from an Approved Annual Operating Plan required by changes in law. The Parties do not intend to use provisions (a) through (f) to ratchet the criteria each Year so that Seller has no realistic opportunity to earn in full the Incentive Fee Per Ton; rather, the Parties intend to use provisions (a) through (f) to structure the Annual Incentive Fee Plan to give Seller a fair incentive to meet the performance standards contemplated by this subsection 7.5. Seller and the Mine Operating Committee shall reevaluate performance standards and weightings on an annual basis in the review of the Annual Operating Plan.

        7.6. Decisions on Annual Operating Plan.

        An Annual Operating Plan shall be approved only on the affirmative vote of Buyers owning in the aggregate not less than eighty-five percent (85%) of the Capacity. In the absence of an Approved Annual Operating Plan at the commencement of a Year and pending resolution of any resulting dispute under Section 8 of this Agreement, the Executive Committee may determine by unanimous agreement the interim Annual Operating Plan to implement. In the absence of such agreement, (a) if the only matter in dispute involves the Annual Incentive Fee Plan component of the Annual Operating Plan, the remainder of the Annual Operating Plan that is undisputed shall be implemented pending such resolution, or (b) if the matter in dispute involves any component of the Annual Operating Plan other than the Annual Incentive Fee Plan component, Seller shall mine coal from Area C in accordance with the provisions of the then expired Approved Annual Operating Plan describing the quarterly sequence for mining in Area C for Year Two (as referenced in subsection 7.2(a)), including the cost estimates for such Year Two quarterly mine sequences described in such plan for the then current Year; provided, however, that if the disputed matter involves capital expenditures, such matter shall be deemed resolved in favor of not incurring the capital expenditure(s), and the Operating Budget component shall be appropriately, adjusted to take into account such deemed decision, pending resolution of which Annual Operating Plan is adopted as the Approved Annual Operating Plan for the then current Year. In the absence of direction from the then expired Approved Annual Operating Plan and this subsection 7.6, Seller shall operate and maintain Area C in accordance with reasonable operating practices consistent with Merchant Plant Practice and this Agreement.

        7.7. Revisions to the Approved Annual Operating Plan.

        The Parties intend that an Approved Annual Operating Plan may be revised as provided in this subsection 7.7 to account for changes in circumstances from those anticipated when such plan was approved.

        7.7.1. Revisions resulting from material changes.

        If an unanticipated material change in circumstances, as described in this subsection 7.7.1, occurs, either Seller or any Buyer may at any time propose that the Approved Annual Operating Plan be revised by submitting such proposed revision in writing to each member of the Mine Operating Committee, and to Seller if the revision is proposed by a Buyer. For the purposes of this subsection 7.7.1, to be material a change in circumstances must meet one of the following criteria:

                (a) The change requires a revision to an Approved Annual Operating Plan to comply with law or Merchant Plant Practice;

                (b) The change involves a variance (positive or negative) in the total tonnage of coal anticipated to be delivered to Buyers for the Year which is greater than or equal to [**] percent ([**]%) of the tonnage for the Year reflected in the Approved Annual Operating Plan; or

                (c) The change involves a variance in the average Variable Charge per ton for coal to be delivered for the Year which is greater than or equal to [**] percent ([**]%) of the average Variable Charge per ton reflected by the Approved Annual Operating Plan.

        The date on which the proposed revision to the Approved Annual Operating Plan is submitted to each member of the Mine Operating Committee shall be considered the “Submission Date.” The Mine Operating Committee and Seller shall meet to consider changes and to approve or disapprove the revision to the Approved Annual Operating Plan no later than thirty (30) days after the Submission Date. Seller and the Mine Operating Committee shall approve a revision to an Approved Annual Operating Plan if it constitutes the most practical cost-effective plan for conforming to Merchant Plant Practice and this Agreement in the circumstances. A proposed revision to an Approved Annual Operating Plan submitted by Seller shall be approved only on the affirmative vote of Buyers owning in the aggregate not less than eighty-five percent (85%) of the Capacity. A proposed revision to an Approved Annual Operating Plan submitted by one or more Buyers shall be approved only (i) with the approval of Seller plus (ii) the affirmative vote of Buyers owning in the aggregate not less than eighty-five percent (85%) of the Capacity. If a revision proposed pursuant to this subsection 7.7.1 is not so approved within fifty (50) days after the Submission Date, any Party may require the dispute be submitted for resolution pursuant to subsection 8.1 below. During the pendency of any such dispute resolution, Seller shall continue to operate and maintain the Mine in accordance with the existing Approved Annual Operating Plan, except to the extent required otherwise by law or to address an emergency pursuant to subsection 7.9.

        7.7.2. Other proposed revisions to an Approved Annual Operating Plan.

        Either Seller or any Buyer may at any time propose that the Approved Annual Operating Plan be revised for any reason other than those set out in subsection 7.7.1 by submitting the proposed revision in writing to each member of the Mine Operating Committee, and to Seller if the revision is proposed by a Buyer. The Seller and the Mine Operating Committee shall address such proposed revision in a timely manner. A proposed revision to an Approved Annual Operating Plan submitted by Seller shall be approved only on the affirmative vote of Buyers owning in the aggregate not less than eighty-five percent (85%) of the Capacity. A proposed revision to an Approved Annual Operating Plan submitted by one or more Buyers shall be approved only (i) with the approval of Seller plus (ii) the affirmative vote of Buyers owning in the aggregate not less than eighty-five percent (85%) of the Capacity. If a revision proposed pursuant to this subsection 7.7.2 is not so approved, no Party shall be entitled to submit the dispute for resolution pursuant to subsection 8.1 or otherwise.

        7.8. Reporting on Approved Annual Operating Plan.

                (a) For any Capital Asset included in the Approved Capital Budget which has a budgeted cost in excess of $500,000, Seller shall provide the Mine Operating Committee with a copy of the successful bid(s) for such Capital Asset before Seller executes a contract, purchase order, or other written binding obligation for such Capital Asset, so that the Mine Operating Committee may, within fifteen (15) days after receipt thereof, verify that the total cost of the Capital Asset as reflected in such bid(s) is not or is not likely to be more than ten percent (10%) over the budgeted cost, and provide final approval, for acquisition of such Capital Asset; provided, however, (1) if the total cost of the Capital Asset as reflected in such bid(s) is less than or equal to the budgeted cost of such Capital Asset as set forth in the Approved Annual Operating Plan, the Mine Operating Committee shall be deemed to have provided such verification and final approval, and (2) if the total cost of the Capital Asset as reflected in such bid(s) is greater than the budgeted cost of such Capital Asset as set forth in the Approved Annual Operating Plan, then if the Mine Operating Committee does not approve the acquisition or fails to act within such fifteen (15) day period, the matter shall be deemed to be in dispute and shall be submitted to the Executive Committee for resolution of such dispute. In the event the Executive Committee is unable to resolve the dispute, the Capital Asset shall be deemed rejected as described in subsection 7.4, the matter shall not be subject to further dispute resolution, and the Operating Budget component of the Approved Annual Operating Plan for the Year in question and subsequent Years shall be adjusted to reflect the reasonable increased operating costs that are the consequence of not acquiring the Capital Asset.

                (b) In addition to other reports Seller is required to provide under this Agreement, Seller shall provide the following reports to the Mine Operating Committee: (i) monthly budget variance reports that show budget-to-actual expenditures for the preceding month, for both the Approved Capital Budget and the Approved Operating Budget; and (ii) quarterly budget projection reports that show projected expenditures versus budgeted amounts for the following quarter, for both the Approved Capital Budget and the Approved Operating Budget. Such reports shall keep the Mine Operating Committee notified of Seller’s performance and of any anticipated departures for the Year from the Approved Capital Budget, or any anticipated departure for the Year from the Approved Operating Budget. Seller shall promptly propose a revision to the Approved Annual Operating Plan under subsection 7.7 when the anticipated departure from the Approved Capital Budget exceeds ten percent (10%) or the anticipated departure from the Approved Operating Budget exceeds five percent (5%), and the Mine Operating Committee shall use best efforts to review, modify and approve or disapprove the proposed revision to the Approved Annual Operating Plan as promptly as possible in accordance with subsection 7.7. The revised Approved Annual Operating Plan shall thereafter govern for reporting purposes. Disputes concerning a proposed revision to an Approved Annual Operating Plan shall be resolved as provided in subsections 7.7.1 and 8.1.

                (c) In the event that Seller fails to notify the Mine Operating Committee in a timely manner of any anticipated departures for the Year from the Approved Capital Budget, or any anticipated departure for the Year from the Approved Operating Budget, and to promptly propose a revision to the Approved Annual Operating Plan under subsection 7.7 when the anticipated departures exceed ten percent (10%) and five percent (5%) respectively, and the cost of coal to Buyers exceeds the Approved Operating Budget for such Year by more than ten percent (10%), then the aggregate Earned Portion of the Incentive Fee Per Ton for such Year shall be reduced on a dollar for dollar basis by the difference between the cost of coal to Buyers and one hundred ten percent (110%) of the Approved Operating Budget (adjusted as appropriate to account for expenditures required by changes in law not reasonably anticipated at the time of the approval of the Approved Operating Budget for such Year and to account for changes in Buyers’ requirements for coal for such Year if such requirements vary by more than ten percent (10%) from the projections included in such Approved Operating Budget).

        7.9. Emergency.

        Notwithstanding any other provision of this Agreement, if an emergency threatens life, limb or property or the safety, integrity or operability of the Mine or requires immediate action in order to comply with laws, orders, rules or regulations, Seller may take such action whether or not consistent with the Approved Annual Operating Plan as in its sole discretion, reasonably exercised, it may deem prudent or necessary to end the emergency; the Parties intend, however, that Seller will not invest in Capital Assets to respond to any such emergency. Seller shall notify Buyers promptly of any such action with all relevant details associated therewith and with the costs incurred as a result of the emergency. The Approved Annual Operating Plan shall automatically be revised to include all costs for which Seller is entitled to reimbursement pursuant to this subsection 7.9.

8. RESOLUTION OF DISPUTES

        8.1. Failure to Approve an Annual Operating Plan, Approve a Proposed Revision to an Approved Operating Plan or Agree Upon the Earned Portion of the Incentive Fee Per Ton.

        If (a) the Mine Operating Committee does not approve a proposed Annual Operating Plan by September 1, as required by subsection 7.3, (b) the Seller and the Mine Operating Committee do not approve a proposed revision to an Approved Annual Operating Plan, by the time specified in subsection 7.7.1, or (c) Seller and the Mine Operating Committee are unable to agree on the Earned Portion of the Incentive Fee Per Ton for a Year by March 1 of the subsequent Year, then any Party may by notice to the other Parties require that the Executive Committee meet to resolve the dispute within a further thirty (30) days. Seller and the Mine Operating Committee may each present its position to the Executive Committee and may support its position with reports prepared by consultants. Any Buyer may submit to the Executive Committee its own statement in support of the position of Seller or of the Mine Operating Committee. If the Executive Committee does not resolve the dispute by unanimous agreement within the further thirty (30) day period and (a) the dispute is with respect to the determination of the Earned Portion of the Incentive Fee Per Ton, Seller and the Mine Operating Committee (based upon a vote of the Buyers pursuant to subsection 6.2) shall each within a further five (5) business days give all Parties notice of a final proposed Earned Portion of the Incentive Fee Per Ton; and either Seller or the Buyers acting through the Mine Operating Committee may thereafter submit the dispute to arbitration pursuant to subsection 8.3 below; or (b) the dispute is with respect to an Annual Operating Plan or revision to an Approved Annual Operating Plan, Seller’s representative on the Executive Committee and each Buyer’s representative on the Executive Committee (individually or as part of a group of Buyers) shall give the other Parties notice of a final proposed Annual Operating Plan or revision to the Approved Annual Operating Plan, as the case may be; and any Party may then submit the dispute to arbitration pursuant to subsection 8.3 below. If the dispute involves an Annual Operating Plan, each of Seller and Buyers (individually or collectively, as they may severally choose) shall submit in such arbitration both its proposed Annual Operating Plan and a document setting forth why the arbitrator should adopt that Party’s plan as opposed to any other Party’s plan, including how operations would be affected if the other Party or Parties prevail(s) on the disputed item, such that the arbitrator comprehends such Party’s position with respect to the impact on the Annual Operating Plan both if such Party prevails and if such Party does not prevail on the disputed matter(s).

        8.2. Disputes Regarding Cost Charges Other Than Earned Portion of the Incentive Fee Per Ton.

        If the Parties to a dispute regarding any costs charged under this Agreement, other than the Earned Portion of the Incentive Fee Per Ton, are unable to resolve the dispute, any Party involved in the dispute may by written notice to the other involved Parties require that each of such Parties designate a representative with authority to resolve the dispute, and that the representatives of such Parties meet to resolve the dispute within thirty (30) days. If the representatives are unable to resolve the dispute within the thirty (30) day period, Seller’s representative and either (i) the Mine Operating Committee (based upon a vote of the Buyers pursuant to Section 6.2) if the cost in dispute applies to all of the Buyers and all of the Buyers choose to dispute the cost, (ii) the representatives (acting jointly) of multiple but less than all of the Buyers if the cost in dispute is disputed by multiple but less than all of the Buyers or (iii) the representative of the affected Buyer if the cost in dispute applies only to an individual Buyer or only one Buyer chooses to dispute the cost, shall within a further five (5) business days give all Parties involved in the dispute notice of a proposed final resolution of the dispute. Seller, the Buyers acting through the Mine Operating Committee with respect to cost disputes affecting the Buyers as a group, multiple but less than all Buyers acting through their representatives (acting jointly) with respect to cost disputes disputed by multiple but less than all Buyers, or an individual Buyer with respect to cost disputes affecting an individual Buyer, may then submit the resolution of the dispute to arbitration under subsection 8.3.

        8.3. Arbitration Process.

        Each arbitration under this Section 8 shall be before one neutral arbitrator selected unanimously by the Executive Committee; if the Executive Committee is unable to agree unanimously upon the selection, then the arbitrator shall be selected in accordance with the Commercial Rules of the American Arbitration Association. For disputes described in subsection 8.1, the arbitrator shall be (i) recognized as knowledgeable regarding the western surface coal mining industry, (ii) neither an employee (or retired or previous employee) of any Party, nor a person with any substantial relationship with any Party, nor a person having any financial or professional interest in the outcome of the arbitration and (iii) experienced in evaluating mining plans for surface coal mines. For disputes described in subsection 8.2, the arbitrator shall be (i) recognized as knowledgeable regarding cost accounting in the western surface coal mining industry, and (ii) neither an employee (or retired or previous employee) of any Party, nor a person with any substantial relationship with any Party, nor a person having any financial or professional interest in the outcome of the arbitration. The arbitration shall be held in Denver, Colorado pursuant to the Expedited Procedures of the Commercial Rules and the arbitrator shall render a decision by using “last best offer arbitration.” In the event the selected arbitrator fails to issue his or her decision within sixty (60) days of his or her selection, such arbitrator shall be replaced immediately at the request of any Party to the arbitration. In the case of an arbitration pursuant to subsection 8.1 regarding approval of an Annual Operating Plan or a proposed revision to an Approved Annual Operating Plan, the arbitrator shall approve only one of the proposed Annual Operating Plans or revisions by determining which proposed final resolution of the dispute is the most practical cost-effective plan for conforming with Merchant Plant Practice and this Agreement in the circumstances. The Annual Operating Plan approved by the arbitrator shall constitute the Approved Annual Operating Plan for the Year in question. In the case of an arbitration under subsection 8.1 regarding the Earned Portion of the Incentive Fee Per Ton for a Year, the arbitrator shall approve only one of the proposed Earned Portion of the Incentive Fees Per Ton by determining which of the two proposed final resolutions of the dispute most closely reflects Seller’s performance relative to the Annual Incentive Fee Plan for the subject Year. In the case of an arbitration under subsection 8.2 involving a dispute regarding costs charged under this Agreement, the arbitrator shall approve only one of the two proposed final resolutions for each such dispute by determining which proposed final resolution most closely comports with this Agreement. Seller and the Buyers collectively (with each Buyer bearing a proportionate part of the Buyers’ collective share of such fees and expenses in accordance with such Buyer’s proportionate ownership of Capacity) shall each bear one-half of all fees and expenses of any arbitration under this subsection 8.3 involving the Mine Operating Committee and Seller, and Seller and any individual Buyers) shall, respectively, each bear one-half of all fees and expenses of any arbitration involving a cost dispute affecting only that individual Buyer(s); however, each Party shall bear the expenses of its own counsel, experts, witnesses, and preparation. Judgment may be entered upon the arbitrator’s award in any court having jurisdiction; provided, however, any such award which does not conform to the “last best offer” form of arbitration contemplated by this subsection 8.3 shall be invalid and of no effect, and the dispute related thereto shall be resubmitted to arbitration consistent with the requirements of this subsection 8.3.

        8.4. Resolution of Other Disputes.

        Those disputes described in subsections 8.1, 8.2, 12.6, 12.7, 15.2.D. and subsection 3.5(c) of Exhibit B hereto, but only such disputes, shall be resolved exclusively by arbitration under subsection 8.3. In addition, (i) the exclusive and final mechanism for resolution of the accounting issues identified at subsections 12.3.2 and 12.5.5 shall be through the use of an independent accounting firm as described in those provisions, (ii) the exclusive and final mechanism for resolution of disputes involving coal analysis shall be the use of an independent commercial laboratory as described in Section 11, (iii) the exclusive and final mechanism for resolution of disputes involving acquisition of Capital Assets shall be as set forth in subsection 7.4 and (iv) the exclusive and final mechanism for resolution of disputes under subsection 15.3(d) shall be as described in subsection 15.3(d). All other disputes may be resolved as permitted by law, subject only to the conditions precedent that (i) any complaining party shall first bring its dispute to the attention of the Executive Committee by written notice to its members which shall meet to resolve the dispute within a further thirty (30) days and (ii) if not resolved by the Executive Committee, then the complaining Party shall first offer to submit the matter to non-binding mediation for a period of sixty days and participate in good faith in such mediation.

9. DELIVERY, WEIGHING AND TRANSPORTATION

        9.1. Point of Delivery.

        The coal sold hereunder shall be delivered to Buyers at the western end of the coal conveyor system utilized for the transportation of coal from Area C to Units 3 & 4 (“Point of Delivery”).

        9.2. Weight and Scales.

        All coal delivered hereunder shall be weighed by Seller at the Point of Delivery, and these weights shall be used for billing purposes. Scales to be used for weighing shall be calibrated at such frequency as is required or recommended by Western Weighing and Inspection Bureau and using Western Weighing and Inspection Bureau standards. Buyers, at their sole expense, may have a representative present to observe any testing, calibration or certification of the scales. If upon calibration the scales are found to be in error or inaccurate by one percent (1%) or more, the scales shall be recalibrated for future shipments, the Parties shall use their best efforts to estimate the correct amount of coal delivered during the period affected by such error or inaccuracy by the best available means, and any appropriate adjustments shall be made. Buyers may inspect Seller’s weighing facilities and may make such verification of accuracy of weights as Buyers deem necessary.

        9.3. Scheduling Deliveries.

        Consistent with the Approved Annual Operating Plan, Seller and Buyers shall cooperate in scheduling daily and monthly coal deliveries in order to accommodate Buyers’ changing fuel requirements. The Parties shall also cooperate in the same manner in notifying each other in advance of scheduled outages or downtime in order to avoid unnecessary inconvenience and delay and to facilitate efficient use of said downtime by each Party and to the extent reasonably possible to assure Buyers of an opportunity to increase their stock pile of coal for use during downtime at the Mine. Subject to these reciprocal obligations, Seller shall maintain the capability of making continuous coal deliveries to Buyers within the design limitations of Buyers’ coal receiving facilities. During any period in which Seller is for any reason unable to supply coal from Area C at a rate of delivery sufficient to sustain Units 3 & 4 generation at the level desired by Buyers, Seller shall use its best efforts to supply an amount of coal up to 60,000 tons, as designated by Buyers, to Units 3 & 4 from other areas of the Mine. If Seller is unable to supply such 60,000 tons of coal from other areas of the Mine so as to achieve such rate of delivery, then Seller shall pay the reasonable costs incurred by Buyers in taking coal from Buyers’ dead storage and replacing the same amount in such dead storage. Seller’s obligation to pay such costs shall be limited for any single delivery interruption to payments with respect to 60,000 tons, less all tons delivered to Buyers from areas of the Mine other than Area C during such interruption.

10. QUALITY

        10.1. Applicable to Coal from Seller’s Mine.

        This Section 10 shall be applicable to coal delivered by Seller from Area C, and shall not be applicable to coal delivered by Seller from outside sources other than Area C.

        10.2. Coal Specifications.

        The coal sold and delivered hereunder shall be [**] inch size and no pieces shall be larger than [**] inches in any dimension. The coal shall be unwashed, undried and untreated by oil or other chemical agents, unless such additional preparation is mutually agreed upon. The coal shall be from the Rosebud seam or shall be coal of equivalent quality. Buyers recognize that coal sold and delivered hereunder has inherent qualities which cannot be changed, but Seller shall make all reasonable efforts to produce coal which has the average quality represented in subsection 10.3 and shall be generally free of overburden, underclay and other nonintrinsic material which can be kept out or removed by exercising reasonable care during mining, processing and loading of the coal.

        10.3. Average Coal Quality and Characteristics.

        The coal is sub-bituminous and as delivered to Units 3 & 4 shall have average quality and characteristics approximately as follows:

ROSEBUD SEAM

COAL ANALYSIS

On As-Received Basis

Proximate Analysis		Ultimate Analysis
Component	% By Weight	Component	% By Weight
Moisture	[**]	Carbon, C>	[**]
Volatile Matter	[**]	Hydrogen, H2	[**]
Fixed Carbon	[**]	Sulfur, S	[**]
Ash	[**]	Oxygen, 02	[**]
		Nitrogen, N2	[**]
		Moisture, H20	[**]
		Ash	[**]
Total	100.00	Total	100.00

Btu/lb.          [**]

Grindability Index (Hardgrove) [**]

Ash Fusion Temperature, °F

Oxidizing		Reducing
Initial Deformation	[**]	Initial Deformation	[**]
Softening (H+W)	[**]	Softening (H+W)>	[**]
Softening (H=1/2W)	[**]	Softening (H=1/2W)>	[**]
Fluid	[**]	Fluid>	[**]

        10.4. Minimum and Maximum Characteristics.

        Buyers and Seller agree that the coal to be delivered from Area C under this Agreement shall be mine-run coal and will fluctuate as to quality and characteristics; however, Seller guarantees that the coal shall not be less than the minimum nor more than the maximum specifications following:

Characteristic	Specification
Maximum moisture content (as received)	[**]%
Maximum ash content (as received)	[**]%
Maximum sulfur content (as received)	[**]%
Minimum ash fusion temperatures, °F in reducing atmosphere:
Initial Deformation	[**]%
Softening	[**]%
Fluid	[**]%
Minimum Grindability (Hardgrove)
Minimum Btu/lb. (as received)

        10.5. Nonconforming Coal.

        Except as may be specified otherwise in the Approved Annual Operating Plan, should the coal as received fail to conform to the minimum or maximum specifications set forth in subsection 10.4 when calculated as a weighted average over a thirty (30) day period, Buyers may suspend acceptance of any further shipments of such coal hereunder until they receive reasonable assurance from Seller that future deliveries will conform to the specifications. During such suspension period, Seller shall supply Buyers with the quality and quantity of coal agreed upon herein from other sources at no increased cost to Buyers.

11. SAMPLING AND ANALYSIS

        At least one representative sample from each twenty-four (24) hours of coal deliveries hereunder shall be taken by Operator using Buyers’ sampling equipment. Buyers and Seller shall have the right to have a representative present at any and all times to observe the sampling. An independent third party testing laboratory unanimously selected by Buyers and Seller shall assure the integrity of the samples taken as consistent with American Society for Testing Materials (“ASTM”) standards. Such independent third party testing laboratory shall ensure that all samples are divided into not less than four (4) parts and put in suitable airtight containers, the second, third and fourth containers to be held available by the testing laboratory for a period of ninety (90) days after the end of the calendar month in which such sample was taken. The independent third party testing laboratory shall analyze the first part. Buyers and Seller may analyze at their own sole expense the second and third parts, respectively. The fourth part shall be for analysis if a dispute arises regarding the independent laboratory’s initial analysis. All sampling and analysis shall be performed in accordance with ASTM standards unless other methods are agreed upon unanimously by Buyers and Seller. Buyers and Seller shall each receive from the independent laboratory a copy of the report of each analysis. If no Party takes exception to the independent laboratory’s analysis within sixty (60) days after receipt of the report, the laboratory’s analysis shall be deemed conclusive. If any Party takes exception to the laboratory analysis, the dispute shall be referred to a commercial testing laboratory selected by the disputing Parties. The results of such commercial testing laboratory analysis shall be controlling and shall not be subject to further review. The cost of the analysis made by such latter commercial laboratory shall be shared equally between Seller and Buyers.

12. PRICE AND PAYMENT

        12.1. Determination of Price.

        For the period prior to July 1, 2000, the Price to be paid by Buyers for coal delivered by Seller hereunder from Area C shall be determined in accordance with Exhibit B. Commencing July 1, 2000 and continuing through December 31, 2019, the Price to be paid by Buyers for coal delivered by Seller hereunder from Area C shall be as provided in this Section 12.

        12.2. Price Components.

        The Price for coal delivered by Seller hereunder from Area C on and after July 1, 2000 shall be on a cost-plus basis where Buyers pay their proportionate share of actual labor and other costs following a least-cost mine plan as reflected in the Approved Annual Operating Plan. The Price shall be the price per ton computed from the sum of Fixed Costs, as defined in subsection 12.3, and the Commodity Charge. The “Commodity Charge” shall include the Variable Charge, ROI, Fixed Fee Per Ton, Incentive Fee Per Ton and Royalties and Production Taxes, all as defined and determined pursuant to subsections 12.4, 12.5, 12.6, 12.7 and 12.8 below. No cost or credit in one component of Price shall be duplicated in another component of Price. Such Price is f.o.b. the Point of Delivery.

        12.3. Fixed Costs.

        "Fixed Costs" shall be equal to the actual costs for the Year for:

                (a) [**];

                (b) [**];

                (c) [**];

                (d) [**];

                (e) [**];

                (f) [**]; and

                (g) appropriate administrative & general ("A&G") expenses, including [**].

        12.3.1. Depreciation rates.

        Depreciation rates shall be determined by Seller from time to time using [**] methods over the useful economic life of the assets and shall otherwise be consistent with generally accepted accounting principles as applied to the surface coal mining industry as determined by Seller’s independent auditors.

        12.3.2. A&G expenses.

        A&G expenses shall reflect an appropriate apportionment to Units 3 & 4 of the reasonable and necessary administrative & general expenses for the entire Mine. Buyers and Seller agree to engage an independent accounting firm to determine in 1998:

                (a) The appropriate administrative & general expense accounts for operating the Mine as a whole;

                (b) Whether the amounts of Seller's administrative & general expenses are reasonable in amount; and

                (c) Fair allocation mechanisms to apportion reasonable administrative & general expenses for the Mine to Units 3 & 4 and between the coal supply to the Point of Delivery and the coal transportation from the Point of Delivery to Units 3&4.

        The independent accounting firm’s determinations of the foregoing issues shall be the basis for determining A&G expenses applicable to Units 3 & 4 subsequent to June 30, [**].

        12.3.3. Payment of Fixed Costs.

        For the period July 1, 2000 through December 31, 2000, Fixed Costs shall be paid initially in monthly installments at the rate of one-sixth (1/6) of the amount estimated for such six months in the Approved Operating Budget described in subsection 7.2 above. Thereafter, Fixed Costs shall be paid initially in monthly installments at the rate of one-twelfth (1/12) of the amount estimated for the Year pursuant to the Approved Operating Budget described in subsection 7.2 above. Within forty-five (45) days after the end of each Year, Seller shall provide Buyers a calculation of the actual Fixed Costs for the Year and debit or credit Buyers for the difference between the estimated and actual Fixed Costs. Among the Buyers, responsibility for Fixed Costs shall be allocated on the basis of their percentage ownership of Capacity.

        12.4. Variable Charge.

        The “Variable Charge” shall be a per ton charge equal to the actual variable costs directly incurred in mining and delivering each ton of coal to the Point of Delivery. These variable costs include:

                (a) [**];

                (b) [**];

                (c) [**];

                (d) [**];

                (e) [**];

                (f) [**];

                (g) [**]; and

                (h) [**].

        12.4.1. Imported or exported equipment.

        In no event shall any of the following costs be included in the Variable Charge or otherwise allocated to Buyers: (i) costs incurred in connection with moving any equipment out of or returning to Area C in connection with the use of such equipment outside of Area C; or (ii) any operating costs allocable to the operation of equipment outside of Area C. If Seller uses any equipment that is dedicated to a mining area other than Area C to produce coal in Area C for delivery to Buyers under this Agreement, Buyers shall pay as part of the Variable Charge the reasonable costs incurred in connection with moving such equipment into and out of Area C and the operating costs allocable to the operation of such equipment in Area C, all multiplied by the number of tons of coal produced in Area C for delivery to Buyers under this Agreement using such equipment, and divided by the total number of tons of coal produced in Area C using such equipment.

        12.4.2. Payment of Variable Charge.

        The Variable Charge shall be paid initially based on the per ton estimate of variable costs for the calendar year developed pursuant to the Operating Budget described in subsection 7.2 above. Within forty-five (45) days after the end of each calendar quarter, Seller shall provide Buyers a calculation of the actual variable costs described above in this subsection 12.4 for the calendar quarter and debit or credit Buyers for the difference between the estimated and actual variable costs of providing coal to Buyers under this Agreement. The debit or credit applied to each individual Buyer shall be a direct function of the ratio of the tons taken by such Buyer to the tons taken by all Buyers under this Agreement.

        12.5. Return on Investment.

        Return on Investment (“ROI”) shall be a per ton charge to provide Seller a return on its capital investment in Area C, including Area C equipment and including intangibles. ROI shall be the sum of two values:

                (a) The pre-July 1, 2000 ROI rate multiplied by the pre-July 1, 2000, Investment Base and pre-July 1, 2000, Intangible Capital Investment; plus

                (b) The post-June 30, 2000 ROI rate multiplied by the post-June 30, 2000, Investment Base and post-June 30, 2000 Intangible Capital Investment.

        The ROI rate to be applied to the pre-July 1, 2000 Investment Base and pre-July 1, 2000 Intangible Capital Investment shall be determined pursuant to subsection 12.5.1, below. The ROI rate to be applied to the post-June 30, 2000 Investment Base and post-June 30, 2000 Intangible Capital Investment shall be determined pursuant to subsections 12.5.2 and 12.5.3, below. Investment Base shall be determined pursuant to subsection 12.5.4, below, and the Intangible Capital Investment shall be determined pursuant to subsection 12.5.5, below.

        12.5.1. ROI rate for pre-July 1, 2000 investments.

        The ROI rate for investments hereunder made prior to July 1, 2000 shall be a pre-tax rate of [**]% per annum. Such rate shall not be subject to adjustment for changes in tax rates, and shall not be subject to adjustment for market changes in the cost of capital until July 1, 2005. Beginning July 1, 2005, and each July 1 thereafter, the pre-tax ROI of [**]% per annum shall be adjusted for one half (1/2) the difference (plus or minus) between (a) the arithmetic mean of the Treasury Bond Rate as of the first day of the month for each of the preceding 60 months and (b) 6%. (For example, if the five-year monthly rolling average for Treasury Bonds at July 1, 2005 is 4%, then the [**]% ROI rate would be reduced by one half of 2%, with a resulting ROI rate of [**]%).

        12.5.2. ROI rate on post-June 30, 2000 investments.

        The ROI rate for tangible or intangible investments made hereunder on or after July 1, 2000, in lieu of the rate specified in subsection 12.5.1 above, shall be calculated as of the date Seller executes a purchase order or otherwise becomes legally bound to make the capital investment, following approval for such investment pursuant to subsections 7.3 and 7.4 above. The full amount by which such then-current Treasury Bond Rate is greater than or less than 6% per annum, shall be added to or subtracted from, as the case may be, a pre-tax ROI rate of [**]% to determine the ROI rate applicable to the specific investment.

        12.5.3. Melding of ROI rates for post-June 30, 2000 investments.

        At the end of each Year in which new investments are made after June 30, 2000 pursuant to subsections 7.3 and 7.4, the ROI rate for investments made in such Year shall be melded with the ROI rate for previous investments made subsequent to June 30, 2000, on a weighted-average basis to achieve a new ROI rate for all existing investments. (For example, if the post-June 30, 2000 existing investment as of December 31, 2002 (net of depreciation through such date) is $4 million at a pre-tax ROI rate of [**]% and $1 million of new investment is made during the current Year at a pre-tax ROI rate of [**]%, then the melded going forward ROI for post-June 30, 2000 net investments of $5 million would be [**]%).

        12.5.4. Investment Base.

        “Investment Base” shall be equal to the Area C mine investment made by Seller less (a) accumulated depreciation and (b) gains on the sale of Capital Assets included in Investment Base prior to such sale. “Investment Base” shall include a reasonable amount for working capital related to maintaining parts and warehouse inventory (but not pit inventory); such reasonable amount for working capital shall be considered a pre-June 30, 2000 investment. (As of January 1, 1998, Investment Base is approximately $[**] million; in addition, Seller will dedicate to Area C as of June 30, 2000 an 8050 dragline with a capital cost of $[**] million.) Investment Base shall include expenditures for tangible Capital Assets made by Seller subsequent to January 1, 1999 to the extent they are made pursuant to an Approved Capital Budget subject to the provisions of subsections 7.3, 7.4, 7.7 and 7.8. For any Year, Investment Base shall be equal to the average of the beginning and ending Year balances. (For example, if the pre-July 1, 2000, net investment as of January 1 of a Year is $[**] million and the pre-July 1, 2000, net investment as of December 31 of such Year is $[**] million, then the pre-July 1, 2000, Investment Base for the Year is $[**] million.)

        12.5.5. Intangible Capital Investment.

        "Intangible Capital Investment" shall include:

                (a) Current intangible capital investment, less amortization, as of January 1, 1998 of $[**] million;

                (b) Actual costs of intangible capital investment planned to be made in 1998 for Area C lease acquisition (estimated to be $[**] million), if made; and

                (c) Any new investments in Capital Assets made by Seller which are made with the prior approval of the Mine Operating Committee pursuant to subsections 7.4 and 7.8(a) above, and which are properly classified as intangibles consistent with the determinations of the independent accounting firm as provided below.

        All charges paid by Buyers for depletion pursuant to subsection 12.4(g) shall be deducted from all items (a)-(c) above to calculate Intangible Capital Investment. For any Year, Intangible Capital Investment shall be equal to the average of the beginning and ending Year balances. (For example, if the net post-June 30, 2000 investment as of January 1 of a Year is $[**] million and the net post-June 30, 2000 investment as of December 31 of such Year is $[**] million, then the Intangible Capital Investment for the Year is $[**] million.) Buyers and Seller shall engage the same independent accounting firm selected pursuant to subsection 12.3.2 to determine in 1998 for use from and after July 1, 2000:

                (i) The appropriate intangible capital investment accounts for operating Area C;

                (ii) Whether the amounts of Seller's intangible capital investments are reasonable in amount; and

                (iii) Fair allocation mechanisms to apportion reasonable intangible capital investments to Units 3 & 4.

        The independent accounting firm’s determinations of the foregoing issues shall be made in accordance with generally accepted accounting principles as applied to the surface coal mining industry and shall be the basis for determining Intangible Capital Investment applicable to Units 3 & 4.

        12.5.6. Payment of Return on Investment.

        The ROI charge for the period July 1, 2000 through December 31, 2000 shall be paid on a pro rata basis to the first [**] tons of coal delivered to Buyers on or after July 1, 2000 and shall be based on the estimated ROI for the last six months of such Year. For each Year subsequent to 2000, the ROI charge shall be paid-on a pro rata basis on the first [**] tons of coal delivered that Year to the Buyers, whether delivered to Buyers by Seller or by deliveries of Outside Coal, and shall be based on the estimated ROI for such Year. Within forty-five (45) days after the end of each Year, Seller shall provide Buyers a calculation of the actual ROI for the Year and debit or credit Buyers for the difference between the estimated and actual ROI Among the Buyers, responsibility for payment of the ROI charge shall be allocated on the basis of their percentage ownership of Capacity irrespective of the actual purchases of coal by each individual Buyer.

        12.6. Fixed Fee Per Ton.

        “Fixed Fee Per Ton” shall be a per ton profit charge for each ton of coal delivered by Seller to Buyers under this Agreement. The Fixed Fee Per Ton charge as of July 1, 2001 shall be $[**] per ton, and it shall be adjusted every January 1 and July 1 subsequent to July 1, 2001 for inflation or deflation subsequent to July 1, 2000. To compute new values, the Parties shall use the [**], first published for the three-month period ending July 1, [**] as the base. Expressed mathematically, the formula is as follows:

FFPT = $[**]/ton * (Gx)/(G1)

where:

        FFPT = Fixed Fee Per Ton, as adjusted

        Gx = [**] first published for the three-month period ending the preceding October 1 (in the case of a January 1 adjustment) or April 1 (in the case of a July 1 adjustment)

        G1 = [**] first published for the three-month period ending July 1, [**]

        If the [**] ceases to be published by the [**] or any other federal agency or is rebased or otherwise modified, such index shall be replaced by a substantially equivalent index that, after necessary adjustment, if any, provides the most reasonable substitute for such index and which is mutually agreeable to Buyers and Seller. If an agreement cannot be reached with ninety (90) days of discontinuance of such index, then the matter shall be submitted to the Executive Committee for dispute resolution, and if the Executive Committee does not resolve the dispute within thirty (30) days thereafter, the matter shall be submitted to binding “last best offer” arbitration pursuant to subsection 8.3.

        12.7. Incentive Fee Per Ton.

                (a) “Incentive Fee Per Ton” shall be a charge for each-ton of coal delivered by Seller to Buyers under this Agreement in a Year. The Incentive Fee Per Ton charge shall be $[**] per ton as of July 1, 2000. The Incentive Fee Per Ton shall thereafter be adjusted every January 1 and July 1 subsequent to July 1, 2001 for inflation or deflation subsequent to July 1, 2000. To compute the adjusted Incentive Fee Per Ton, the Parties shall use the [**] first published for the three-month period ending July 1, [**] as the base. Expressed mathematically, the formula is as follows:

IFPT = $[**]/ton * (Gx)/(G1)

where:

        IFPT = Incentive Fee Per Ton, as adjusted

        Gx = [**] first published for the three-month period ending the preceding October 1 (in the case of a January 1 adjustment) or April 1 (in the case of a July 1 adjustment)

        G1 = [**] first published for the three-month period ending July 1, [**]

If the [**] ceases to be published by the [**] or any other federal agency or is rebased or otherwise modified, such index shall be replaced by a substantially equivalent index that, after necessary adjustment, if any, provides the most reasonable substitute for such index and which is mutually agreeable to Buyers and Seller. If an agreement cannot be reached with ninety (90) days of discontinuance of such index, then the matter shall be submitted to the Executive Committee for dispute resolution, and if the Executive Committee does not resolve the dispute within thirty (30) days thereafter, the matter shall be submitted to binding “last best offer” arbitration pursuant to subsection 8.3.

                (b) The Seller shall invoice and be paid the Incentive Fee Per Ton during the course of the Year. On or before March 1 following each Year, the Mine Operating Committee in consultation with Seller shall determine Seller’s entitlement to all or any portion of the Incentive Fee Per Ton for the preceding Year in accordance with the performance standards and weighting contained in the Annual Incentive Fee Plan developed under subsection 7.5 of this Agreement. The amount of such entitlement shall be the “Earned Portion of the Incentive Fee Per Ton.” The Earned Portion of the Incentive Fee Per Ton may be any amount from zero to the full Incentive Fee Per Ton, but may not be more than the Incentive Fee Per Ton, or less than zero (i.e., it may not be used as a penalty). If Seller and the Mine Operating Committee are unable to agree on the Earned Portion of the Incentive Fee Per Ton for a Year by March 1 of the subsequent Year, the Parties shall utilize the dispute resolution procedure described in subsection 8.1. Subject to any adjustment of the aggregate Earned Portion of the Incentive Fee per Ton pursuant to subsection 7.8(c), if the Earned Portion of the Incentive Fee Per Ton is lower than the Incentive Fee Per Ton payments made by Buyers for the applicable Year, Seller shall credit the Buyers for the difference multiplied by the number of tons delivered to the Buyers during such Year, and interest on such overpayment from July 1 of the applicable Year to the date of payment at the interest rate specified in subsection 12.13, together with a credit for taxes and royalties associated therewith.

        12.8. Royalties and Production Taxes.

        Quarterly, Seller shall invoice Buyers separately, and Buyers shall pay, all Royalties and Production Taxes. However, Buyers shall not be obligated to reimburse Seller for penalties or interest associated therewith resulting solely from late payments or administrative errors made by Seller in filing royalty and production tax forms and returns. Unless the Mine Operating Committee otherwise directs, Seller shall use its best efforts to

                (i) obtain credits or refunds for all Royalties and Production Taxes paid by Buyers that are either (a) associated with charges for coal that are later credited or refunded by Seller to Buyers, or (b) are reasonably subject to challenge if it would be prudent under Merchant Plant Practice to pursue such credits and refunds. Buyers shall reimburse Seller for all costs incurred to obtain royalty and production tax refunds. In such event, Buyers shall reimburse Seller for all costs incurred to obtain such credits or refunds; and

                (ii) dispute or contest claims for additional Royalties and/or Production Taxes. In such event, Buyers shall reimburse Seller for all costs incurred to dispute or contest such claims, including related penalties or interest imposed upon and paid by Seller.

        12.9. Invoices.

        Buyers agree to submit to Seller a monthly “Distribution Notice” in a form to be mutually agreed upon setting forth the portion of actual deliveries during the preceding month to be billed to each of the Buyers. Invoices will be prepared and submitted by Seller on a calendar month basis on or before the fifth (5th) calendar day of the following month based upon such Distribution Notice. Buyers shall make payments monthly, within fifteen (15) calendar days after receipt of invoice, to Seller at its office at 16 East Granite, Butte, Montana 59701.

        12.10. Credits for Third Party Sales.

                (a) If in any Year Seller sells or otherwise delivers to third parties any coal produced in Area C using any Capital Equipment, Buyers shall promptly receive a credit towards the payment of the Fixed Costs and ROI for such Year equal to the number of tons of coal so sold to third parties, multiplied by the sum of such Fixed Costs and ROI, and divided by the total tons of coal taken from Area C in such Year.

                (b) If Seller sells or otherwise delivers to third parties any coal produced in Area C, the actual costs of mining related to such deliveries shall not be included in the Variable Charge paid by Buyers pursuant to subsection 12.4.

                (c) If in any Year Seller uses any Major Equipment that is Capital Equipment outside of Area C, Buyers shall promptly receive a credit towards the payment of the Fixed Costs and ROI for such Year equal to the number of hours during which such Major Equipment was operated outside of Area C during such Year, multiplied by that portion of the Fixed Costs and ROI for such Year which is allocable to property taxes, ROI and depreciation expenses and which is allocable pursuant to generally accepted accounting principles consistently applied to such Major Equipment, and divided by the total number of hours such Major Equipment was operated during such Year. Seller shall use its best efforts to minimize the assignment of such Major Equipment to areas outside Area C and shall do so only to the extent permitted pursuant to the Approved Annual Operating Plan.

                (d) If in any Year Seller uses any Major Equipment that is dedicated to a mining area other than Area C (e.g., so that such Major Equipment is not Capital Equipment or otherwise taken into account in the determination of Fixed Costs, Commodity Charge or Investment Base) to produce coal in Area C for delivery to Buyers under this Agreement during such Year pursuant to the Approved Annual Operating Plan for such Year, then the Fixed Costs and ROI for such Year shall be increased by an amount equal to the number of hours during which such Major Equipment was operated to produce coal delivered to Buyers under this Agreement during such Year, multiplied by the property taxes, return on investment and depreciation allocable pursuant to generally accepted accounting principles consistently applied to such Major Equipment for such Year, and divided by the total number of hours such Major Equipment was operated during such Year. For purposes of this subsection, if the Major Equipment is not Capital Equipment, the return on investment with respect to such Major Equipment shall be computed based on Seller’s then net book value for such Major Equipment and utilizing the then current ROI rate for pre-July I, 2000 investments as specified in subsection 12.5.1.

                (e) The credits and debits described in subsections 12.10(a),(b),(c) and (d) shall be applied prior to the application of production taxes and royalties.

                (f) For purposes of this subsection 12.10, the following terms shall have the following meanings: (i) “Capital Equipment” means equipment and facilities the cost of which is taken into account in the determination of the ROI charge; (ii) “Major Equipment” means any item of equipment for which Seller maintains hourly use records (including, but not limited to, all draglines, shovels, coal drills, scrapers, dozers, haulers, shops and facilities, but excluding pick-up trucks, tools and similar items); and (iii) “Variable Charge” means the costs described in subsection 12.4.

                (g) Any usage of Major Equipment described in subsections (c) and (d) and any sales of coal described in subsections (a) and (b) shall be made by Seller only in compliance with an Approved Annual Operating Plan and this Agreement.

        12.11. Impact of Force Majeure.

        If, because of Force Majeure Seller is unable to deliver, or Buyers are unable to take, all of the coal budgeted pursuant to subsection 7.2, the depreciation pursuant to subsection 12.3 for coal delivered during the Year in which said Force Majeure occurred shall be computed as though all the coal ordered was delivered and the Force Majeure had not occurred. Any difference between the amount actually paid for coal delivered during the Year affected by Force Majeure, and the amount actually due by applying the provisions of this subsection 12.11, shall be promptly credited or debited to Buyers.

        12.12. Cost Changes and Monthly Reports of Costs.

        Whenever a change occurs in any of the items of cost referred to in subsections 12.3, 12.4, 12.5 or 12.8, the amount of the change resulting therefrom in the cost to Seller of mining, selling and delivering coal and land reclamation hereunder shall be determined and reported to Buyers. Unless otherwise agreed by Seller and Buyers, Seller shall provide Buyers, within fifteen (15) days after the end of each month, a report showing [**] for coal sold hereunder to Units 3 & 4 (and comparisons against the Approved Annual Operating Plan and the accompanying Operating Budget and Capital Budget) categorized as follows:

                (a) [**];

                (b) [**];

                (c) [**];

                (d) [**];

                (e) [**];

                (f) [**];

                (g) [**];

                (h) [**];

                (i) [**];

                (j) [**];

                (k) [**];

                (l) [**];

                (m) [**]; and

                (n) [**].

        Seller shall also provide Buyers such substitute or additional information regarding the actual costs of mining and delivering coal to the Point of Delivery under this Agreement as Seller and Mine Operating Committee shall agree.

        12.13. Disputed Charges.

        Seller shall provide such information as Buyers may reasonably request to explain all cost charges. Seller’s and Buyers’ respective books and records pertaining to any charges to the other, or adjustments thereto, shall be subject to examination by the other pursuant to subsection 21.2. Pending resolution of any dispute between the Parties regarding any costs charged under this Agreement, each Buyer shall elect either to (i) pay Seller’s invoices under subsection 12.9 as if the disputed amount had been agreed upon or (ii) withhold payment of any invoice to the extent based upon the disputed portion of the proposed adjustment until resolution of the dispute. If any Buyer pays a disputed amount and it is later determined that such amount was not due and payable, Seller shall immediately refund to such Buyer the amount that was overpaid, together with interest thereon from the date paid by such Buyer until the date refunded by Seller. If any Buyer withholds any disputed amount under this subsection 12.13 and it is later determined that such amount was properly due and payable, then such Buyer shall immediately pay such amount to Seller, together with interest thereon from the date such amount was due (e.g., pursuant to subsection 12.9) until the date paid. Interest under this subsection 12.13 shall be computed at the prime rate quoted from time to time by Citicorp or such other financial institution as may be agreed upon by the Parties, computed monthly and compounded semi-annually.

        12.14. Changes in Applicable Law or Circumstances.

        Any Party shall promptly notify each of the other Parties in writing of any change in any applicable law, rule or regulation of which such Party becomes aware that has the potential to adversely affect the present or future cost to Buyers of coal hereunder or the cost to Buyers of generating electricity at Units 3 & 4 using coal delivered hereunder. A Party shall only be deemed aware of any change or proposed change if the managerial personnel of such Party that are directly involved in the administration of this Agreement have actual knowledge of such change or proposed change. Any Party may, at its expense, take such action as it deems necessary or desirable to protect its economic interests with respect to the implementation of such change. Without limiting Buyer’s rights under this subsection 12.14, Seller shall cooperate in good faith with each Buyer in Buyer’s efforts to oppose any change in an applicable law, rule or regulation that would limit, diminish or otherwise adversely affect Buyers’ rights or economic interests under this Agreement. Without limiting Seller’s rights under this subsection 12.14, Buyers shall cooperate in good faith with Seller in Seller’s efforts to oppose any change in an applicable law rule or regulation that would limit, diminish or otherwise adversely affect Seller’s rights or economic interests under this Agreement.

13. PRICE ADJUSTMENT FOR Btu CONTENT

        13.1. Applicable Provisions.

        The price adjustment provisions set forth in Section 2 of Exhibit B hereto shall apply to all coal delivered to the Point of Delivery on or before December 31, 1998. The price adjustment provisions set forth in this Section 13 shall apply to all coal delivered to the Point of Delivery on or after January 1, 1999 through the Term of this Agreement.

        13.2. Coal Exceeding [**] Btu/lb.

        If, based on sampling and analysis pursuant to this Agreement, the weighted average Btu content of coal delivered to the Point of Delivery in a given Year exceeds [**] Btu/lb. there shall be no price adjustment.

        13.3. Cents Per MMBtu Below Budgeted Cost.

        If, based on sampling and analysis pursuant to this Agreement, (a) the weighted average Btu content of coal delivered to the Point of Delivery in a given Year is less than [**] Btu/lb. but (b) the actual Variable Cost expressed as cents per MMBtu (the “Variable Cost per MMBtu”) of coal delivered to the Point of Delivery in that Year is less than the Variable Cost per Btu set forth in the Approved Operating Budget, there shall be no price adjustment. For purposes of this Section 13 only, the term “Variable Cost” shall include (a) Variable Charge for the Year, plus (b) actual fees pursuant to subsections 12.5, 12.6 and 12.7 (profits derived through application of Exhibit B for the period prior to July 1, 2000) plus (c) Royalties and Production Taxes associated with (a) and (b) above.

        13.4. Cents Per MMBtu Above Budget Cost.

        If, based on sampling and analysis pursuant to this Agreement, (a) the weighted-average Btu content of coal delivered to the Point of Delivery in a given Year is less than [**] Btu/lb. and (b) the Variable Cost per MMBtu for coal delivered to the Point of Delivery in that Year exceeds the Variable Cost per MMBtu set forth in the Approved Operating Budget, then Seller shall give Buyers a credit equal to the product of (i) the Tonnage Increase and (ii) the Variable Cost of coal as defined in subsection 13.3 multiplied by 1.13. “Tonnage Increase” means the additional tons of coal that Buyers actually purchased as a result of the lower Btu content of the coal, as computed in accordance with attached Exhibit D. Exhibit D also contains sample computations of this Btu price adjustment.

        13.5. No Price Adjustment for Btu Deficiencies Arising in Certain Circumstances.

        Notwithstanding subsection 13.4, there shall be no price adjustment for Btu deficiency if (a) there is a substantial deviation from an Approved Annual Operating Plan and the deviation is either requested by the Mine Operating Committee or required by law, or (b) there is more than a ten percent (10%) difference between tonnage contemplated by the Approved Annual Operating Plan and the actual tonnage delivered to the Point of Delivery and the Parties have not agreed upon a revised budgeted Variable Cost. In either case, Seller shall promptly propose a revision to the Approved Annual Operating Plan under subsection 7.7 and the Mine Operating Committee shall use best efforts to review, modify and approve or disapprove the proposed revision to the Approved Annual Operating Plan as promptly as possible in accordance with subsection 7.7. The revised Approved Annual Operating Plan shall thereafter govern for purposes of determining if a price adjustment under subsection 13.4 is due for coal delivered during the Year in question. Disputes concerning proposed revisions to an Approved Annual Operating Plan shall be resolved as provided in subsections 7.7.1 and 8.1.

14. QUANTITY, THIRD PARTY SALES AND PURCHASES

        14.1. Requirements Obligation.

        Buyers shall purchase all of their coal requirements for Units 3 & 4 pursuant to the terms of this Agreement, including subsection 14.3 below.

        14.2. Sales to Third Parties.

        Seller shall not sell or otherwise deliver to third parties during any Year, any coal produced from Area C in an aggregate quantity in excess of [**] tons without the prior written consent of the Mine Operating Committee, which consent shall not be unreasonably withheld. In no event shall the sale of any coal from Area C to any third party or the use of any Capital Equipment outside of Area C release or reduce Seller’s obligations to reserve for sale and delivery to Buyers the coal dedicated under Section 2 and to deliver coal to Buyers in accordance with this Agreement. Unless otherwise agreed by the Mine Operating Committee, all coal produced in Area C for sale or other delivery to third parties shall be produced only in accordance with and subject to an Approved Annual Operating Plan and from the same active mining areas, using the same mining methods, and otherwise in conformity with Seller’s mining operations for the production of coal for delivery under this Agreement. For all such third-party coal sales, Seller shall provide Buyers a credit against amounts due Seller hereunder as provided in subsection 12.10.

        14.3. Coal from Outside Sources.

        The Parties recognize that the Original Coal Supply Agreement did not provide the Buyers with the right to acquire Outside Coal for Units 3 & 4 or obligate Seller to permit or participate in such acquisition. The Parties further recognize that this Agreement is the product of extensive negotiations and mediation undertaken by all Parties for the purpose of resolving upcoming price reopeners under the Original Coal Supply Agreement and avoiding further contentious and costly disputes among the Parties. Therefore, the Parties acknowledge that as part of the negotiation of the amounts of the [**], the Parties agreed to permit the acquisition of Outside Coal pursuant to this subsection 14.3 effective July 1, 2000.

        If an Approved Annual Operating Plan calls for the purchase of Outside Coal, Seller shall purchase the Outside Coal as agent for the Buyers in accordance with Outside Coal Commitments entered into pursuant to this subsection 14.3, except as provided in subsection 14.3.5.

        14.3.1. Seller to obtain offers.

        Seller shall from time to time obtain and present to Buyers offers from third parties or from Seller to enter into Outside Coal Commitments for the supply of Outside Coal under this Agreement. Seller shall present any such offer to the Mine Operating Committee as part of the proposed Annual Operating Plan or as part of a proposed revision to an Approved Annual Operating Plan. Any Buyer may obtain and present such an offer as part of the Annual Operating Plan or as part of a proposed revision to an Approved Annual Operating Plan. This Agreement shall not be construed as obligating Seller to offer to supply Outside Coal from reserves owned or controlled by Seller.

        14.3.2. Terms of offers.

        In obtaining an offer under this subsection 14.3, a Party shall use its good faith efforts to ensure, and shall confirm in its presentation to the Mine Operating Committee, that (i) the terms and conditions of the offer are fair, reasonable, and consistent with then-current market terms and conditions available from other potential suppliers, (ii) to the extent such information is available, that the terms and conditions of the offer are not less favorable than the terms and conditions then being offered to others by the supplier or suppliers making the offer, and (iii) if the Outside Coal is to be supplied from a source owned in whole or in part by Seller or by a person that is directly or indirectly owned or controlled Seller, Seller has used its best efforts to obtain competitive offers from at least three other suppliers for presentation to the Mine Operating Committee.

        14.3.3. Seller to act as exclusive agent for Buyers to obtain Outside Coal.

        If Seller and the Mine Operating Committee approve a proposed Annual Operating Plan or a proposed revision of an Approved Annual Operating Plan that calls for the purchase of Outside Coal, Seller shall, except as provided in subsection 14.3.5, accept the offer or offers contemplated to be accepted by such plan and enter into the approved Outside Coal Commitment in the name of and on behalf of the Buyers. Buyers hereby appoint Seller as the Buyers’ exclusive agent to execute, deliver, perform, enforce and administer Outside Coal Commitments entered into in the name and on behalf of Buyers in accordance with this subsection 14.3, except as provided in subsection 14.3.5. Seller shall use its best efforts to ensure compliance with all Outside Coal Commitments. All Outside Coal Commitments shall be reviewed and approved by the affected Buyers) prior to execution thereof by Seller. In addition, Seller shall obtain the affected Buyer(s)’ prior approval of any material decision with respect to the performance, enforcement or administration of the Outside Coal Commitments. Seller shall receive as a fee for providing the services described in this subsection 14.3.3 from each Buyer who acquires Outside Coal during a Year an amount equal to the product of (a) [**], and (b) [**].

        14.3.4. Price for Outside Coal.

        All costs of procuring and delivering Outside Coal, including capital improvements and any other costs to facilitate such procurement and delivery, shall be borne by the electing Buyer(s).

        14.3.5. Potential third party [**] Outside Coal to Seller as agent.

        If following a good faith review of opportunities to obtain Outside Coal from third parties, the Mine Operating Committee determines in good faith that third parties, [**] Outside Coal to Seller acting as agent [**], then Buyers [**]. It is the intention of the Parties, however, that to the extent practical [**]. Moreover, it is the intention of the Parties that [**] shall not result in [**], as opposed to [**]. Finally, Buyers agree that [**].

15. FINAL RECLAMATION COSTS

        For purposes of this Agreement, “Reclamation” means all activities that must be performed by Seller to comply with now existing or hereafter adopted state and federal laws, rules and regulations that deal with land reclamation and environmental matters and apply to surface mining coal operations. The term “Current Reclamation” as used in this Agreement means the reclamation that occurs during the progress of mining on a pass-by-pass basis within an Area C mining pit but only to the extent undertaken by Seller pursuant to an Approved Annual Operating Plan or this Agreement prior to closure of Area C or any mining pit within Area C. Seller shall be reimbursed for the costs of Current Reclamation pursuant to subsection 12.4 of this Agreement. With respect to final reclamation, the Parties agree that different terms and conditions apply to the obligations between Seller and Puget on the one hand, and between Seller and all Buyers other than Puget on the other hand (for purposes of this Section 15 the Buyers other than Puget shall be referred to as the “Non-Puget Buyers”). The terms and conditions relative to Puget’s obligations in relation to Seller’s obligations for final reclamation are set out in subsection 15.3. The terms and conditions with respect to final reclamation relative to the Non-Puget Buyers are set out in subsections 15.2 and 15.4(b) Because of the different terms and conditions applicable to Puget as opposed to the Non-Puget Buyers with respect to final reclamation, a single definition of the term “final reclamation” is not used for purposes of this Agreement, but rather two different definitions are used. “Subsection 15.2 Final Reclamation” means that reclamation that occurs at or after closure of Area C or closure of a mining pit within Area C, including but not necessarily limited to, final pit highwall reduction and reclamation, final pit endwall reduction and reclamation, final pit and ramp closure and reclamation, facilities decommissioning and site removal, related revegetation, soil removal and/or application, environmental compliance and monitoring activities and other postmine management, and associated A&G and other costs related to such activities. “Subsection 15.3 Final Reclamation” has the meaning ascribed to it in subsection 15.3(b).

        15.1. Reclamation Account

        As of the Effective Date of this Agreement, the Buyers have paid funds earmarked for final reclamation that are maintained in a reclamation account (the “Reclamation Account”) created pursuant to the May 6, 1996 arbitration decision rendered by Judge Sheran (the “Arbitration Decision”). This Section 15: (i) defines the obligations of the Parties concerning final reclamation, (ii) provides methods for securing the obligations of the Parties concerning final reclamation and (iii) provides for the closing and termination of the Reclamation Account.

        15.2. Obligations of Seller and Non-Puget Buyers to Each Other For Final Reclamation

        A. Each Non-Puget Buyer hereby irrevocably releases to Seller for deposit into the “Seller’s Account” described in subsection 15.4 all funds held in the Reclamation Account for the benefit of such Non-Puget Buyer.

        B. Seller irrevocably releases each Non-Puget Buyer from any and all obligations to pay the costs of final reclamation, including without limitation, Subsection 15.2 Final Reclamation, as the result of coal purchased from Seller under the Original Coal Supply Agreement or this Agreement, including coal to be mined and delivered in the future. Such release shall be effective regardless of the ultimate costs of final reclamation, including, without limitation, Subsection 15.2 Final Reclamation, or changes in law (or changes in interpretation of existing law) that affect such costs or changes in law that affect which parties may be responsible for such costs. Notwithstanding any provision of this Agreement to the contrary, all Non-Puget Buyers shall have no obligation for Subsection 15.2 Final Reclamation costs or to pay any costs incurred by Seller that are properly classifiable as costs of Subsection 15.2 Final Reclamation (including, without limitation, A&G and costs associated with compliance with new laws enacted after the Effective Date or changed interpretations of existing laws, if such A&G and other costs are attributable to Subsection 15.2 Final Reclamation).

        C. Seller shall maintain all reclamation bonds now in place until modified bonds or additional bonds are required, and then shall maintain all such modified or additional bonds as may be required by the Montana Department of Environmental Quality or any other authorized regulatory agency with responsibility for mine reclamation. Montana shall maintain its indemnity in favor of the surety of Seller’s obligations under the present reclamation bonds and shall indemnify in substantially the same form all of Seller’s obligations under the terms of all modified or additional bonds required as described above. Montana may not assign the obligations created by this subsection 15.2.C. without the written consent of each Non-Puget Buyer which consent shall not be unreasonably withheld.

        D. In addition to the security required by subsection 15.2.C. above, Seller and Entech, Inc. (“Entech”) shall indemnify, defend and hold harmless each Non-Puget Buyer from any and all expenses, claims, attorneys’ fees and other costs resulting from any claim by any person or entity that any Non-Puget Buyer is responsible for any expenses of Subsection 15.2 Final Reclamation. Montana shall provide to each Non-Puget Buyer, either (i) additional financial assurance in the form of a letter of credit, performance bond, or other instrument in form and amount reasonably acceptable to such Non-Puget Buyer and reasonably necessary to assure coverage of Subsection 15.2 Final Reclamation costs, or (ii) at Montana’s option, an indemnity from Montana, in form and substance equivalent to the indemnity provided by Entech and Seller in this subsection 15.2 and Exhibit E, if the Consolidated Net Worth of Entech, at any year end, is less than $[**] million (as used herein “Consolidated Net Worth” shall be determined in accordance with generally accepted accounting principles consistently applied). Beginning on July 1, 2000 and every five years thereafter, this measure of Consolidated Net Worth shall be adjusted for inflation or deflation, and to compute the new value the Seller and the Non-Puget Buyers shall use the [**], first published for the three-month period ending July 1, [**] as the base. If the [**] ceases to be published by the [**] or any other federal agency or is rebased or otherwise modified, such index shall be replaced by a substantially equivalent index that, after necessary adjustment, if any, provides the most reasonable substitute for such index and which is mutually agreeable to the Seller and to all of the Non-Puget Buyers. If an agreement cannot be reached within ninety (90) days of discontinuance of such index, then the matter shall be submitted to the Executive Committee (constituted for these purposes without Puget’s representative) for dispute resolution, and if the Executive Committee (as so constituted) does not resolve the dispute within thirty (30) days thereafter, the matter shall be submitted to binding “last best offer” arbitration pursuant to subsection 8.3. The values of all amounts shall be established by audited financial statements, if available, or by unaudited financial statements prepared on a basis consistent with the most recent audited financial statements, if audited financial statements are not available. This subsection 15.2.D. is intended to establish a right only in favor of the Non-Puget Buyers, (including their permitted successors and assigns) and may not be enforced or exercised by any other person or entity. The obligations of Seller, Entech and Montana created by this subsection 15.2.D. shall not be assigned without the written consent of each Non-Puget Buyer which consent shall not be unreasonably withheld. By execution of Exhibit E to this Agreement, Entech agrees jointly and severally with Seller to indemnify the Non-Puget Buyers as described in this subsection 15.2.D.

        15.3. Obligations of Seller and Puget to Each Other for Final Reclamation

                (a) In connection with the Reclamation Account, Seller and Puget agree that Seller shall promptly release to Puget certain funds contained in the Reclamation Account as set forth in this subsection 15.3(a). The Reclamation Account payment to Puget shall be in an amount equal to [**]% of the current account balance in the Reclamation Account attributable to coal payments made by Puget under the Original Coal Supply Agreement (the “Puget Reclamation Account Balance”). Seller would retain the remaining [**]% of the Puget Reclamation Account Balance, and Puget acknowledges and agrees that Seller is not required to keep such [**]% amount in the Reclamation Account, but may release it to Seller or Montana.

                (b) As used in this subsection 15.3(b), the “Puget Coal Fraction” means a fraction, the numerator of which is the product of [**]% multiplied by the Total Area C Tons Mined that 11 purchased by Puget and its successor(s) in interest under the Original Coal Supply Agreement and this Agreement, and the denominator of which is the Total Area C Tons Mined. “Total Area C Tons Mined” means the total tons of coal mined from Area C up to the cessation of mining in such Area C and before the completion of Subsection 15.3 Final Reclamation. “Subsection 15.3 Final Reclamation” means final reclamation activities required by applicable regulatory agencies until such time as final bond release of all bonds is approved by such regulatory agencies, such activities including, without limitation, facilities site removal and vegetation and monitoring activities. The total amount Puget, or its successor(s) in interest, shall be obligated to pay under the Original Coal Supply Agreement and this Agreement for Subsection 15.3 Final Reclamation with respect to Area C shall be an amount equal to the product of the Puget Coal Fraction multiplied by the Subsection 15.3 Final Reclamation costs attributable to Total Area C Tons Mined (such product is hereinafter referred to in this Section 15.3(b) as the “Puget Obligation”). With respect to the Puget Obligation, Puget or its successor(s) in interest shall have the option of either (i) paying the Puget Coal Fraction share of such Subsection 15.3 Final Reclamation costs as such costs are accrued or, alternatively, (ii) paying the Puget Coal Fraction share of such Subsection 15.3 Final Reclamation costs as such costs are incurred. Should Puget or its successor(s) in interest elect the option to pay the Puget Coal Fraction share of such Subsection 15.3 Final Reclamation costs as such costs are incurred, then Puget or its successor(s) in interest shall be required to provide and maintain security to Seller for the Puget Obligation in the form of a bond, letter of credit or corporate guaranty from an investment-grade-rated company (or other security satisfactory to Seller). Puget or its successor(s) in interest shall have the right to audit such Subsection 15.3 Final Reclamation costs and the Puget Coal Fraction. Except for the Puget Obligation, Seller shall be obligated for and shall pay the total Subsection 15.3 Final Reclamation costs attributable to the share Puget and its successor(s) in interest of Total Area C Tons Mined under the Original Coal Supply Agreement and this Agreement. Puget and its successor(s) in interest are each hereby released by Montana and Seller from any further obligation or liability with respect to such share. Seller shall continue to maintain a bond as required by the state of Montana and applicable regulatory agencies for Seller’s statutory Subsection 15.3 Final Reclamation cost payment obligation, and Montana shall support such bond as reasonably necessary.

                (c) In connection with its receipt of the Reclamation Account distribution contemplated hereunder, Montana, Seller and Puget irrevocably agree that the requirements to fund and maintain Puget’s interest in the Reclamation Account as stated in the Arbitration Opinion are superseded and replaced by the terms hereof and that with respect to Puget and any successor(s) in interest to Puget’s interests in the Original Coal Supply Agreement, Seller will have no further obligation to maintain and fund the Reclamation Account as it pertains to Puget or its successor(s) in interest.

                (d) Puget, Seller and Montana shall cooperate in evaluating whether credits or refunds of taxes and royalties on the distribution to Puget pursuant to subsection 15.3(a) should be pursued. If Puget determines that it desires to pursue such credits or refunds, then Seller and Puget shall work together to pursue such credits or refunds, unless Montana or Seller determine that such pursuit could reasonably be expected to adversely affect their income statements under generally accepted accounting principles or other interests of Montana or Seller. If Puget and Montana or Seller are unable to agree to pursue credits or refunds, then the CEOs of Puget and Montana shall meet within twenty (20) business days to resolve the dispute. If the dispute is not resolved at this meeting, then either party may pursue its available legal remedies, unless the Parties mutually agree to an alternative dispute resolution procedure. Puget will assume the risk and hold Seller harmless from any and all expenses related to this effort. Puget acknowledges that Seller and Montana offer no assurances that efforts to obtain any credits or refunds will be successful. If credits or refunds are obtained, then Seller shall pay or credit to Puget or its successor(s) in interest its share of such refunds or credits.

        15.4. Closing of the Reclamation Account and Creation and Maintenance of Seller's Account.

                (a) Upon execution of this Agreement, Seller shall be entitled to close and terminate the Reclamation Account, Seller shall have no further obligation relative to such account, and the obligations of the Parties concerning final reclamation shall be addressed as provided in this Section 15.

                (b) The terms and conditions in this subsection 15.4(b) apply only to Seller and the Non-Puget Buyers. All funds released to Seller by any Buyer pursuant to subsections 15.2.A. or 15.3(a) shall be held in a “Seller’s Account” to be established by Seller at a financial institution chosen by Seller. Funds from Seller’s Account shall be used to pay for Seller’s share of Subsection 15.2 Final Reclamation. The funds, in the Seller’s Account shall be invested and managed at Seller’s sole discretion in order to maintain sufficient funds in Seller’s Account to satisfy its obligations regarding Subsection 15.2 Final Reclamation. Seller may withdraw funds from Seller’s Account for its general use whenever the funds in the Seller’s Account exceed the sum estimated to be required to meet its remaining obligations regarding Subsection 15.2 Final Reclamation as measured against the life of mine plan contained in the Approved Annual Operating Plan (“Subsection 15.2 Final Reclamation Estimate”). Seller must deposit funds into Seller’s Account whenever the funds in the Seller’s Account are inadequate to meet its obligations regarding Subsection 15.2 Final Reclamation as measured against the Subsection 15.2 Final Reclamation Estimate. Seller shall be solely responsible for income and any other taxes incurred with respect to funds maintained or earned in Seller’s Account. Upon the request of any Non-Puget Buyer, Seller shall provide an accounting reflecting the total funds held in the Seller’s Account.

16. FORCE MAJEURE AND PLANT OUTAGES.

        16.1. Force Majeure.

        If, because of Force Majeure, any Party shall be unable to carry out any of its obligations under this Agreement, then the obligations of such Party shall be suspended to the extent made necessary by such Force Majeure. The Party affected by Force Majeure shall give notice to the other parties as promptly as practicable of the nature and probable duration of such Force Majeure. The term “Force Majeure” shall mean acts of God, legislation or lawful regulations of any governmental body, court orders, acts of the public enemy, riots, strikes, labor disputes, labor or material shortages, fires, explosions, floods, breakdowns of or damage to plants, mines, transmission lines, equipment or facilities, interruptions in transportation, embargoes, or other causes of similar nature beyond the affected Party’s control which wholly or partially prevent the delivery of the coal by Seller, the receiving or consuming of the coal by Buyers, or the operation of Units 3 & 4. Buyers and Seller shall use all reasonable means of preventing the occurrence of any of the foregoing. Nothing contained herein shall be construed so as to require a Party to settle any strike or labor dispute in which it may be involved. Any Party rendered unable to fulfill any obligation by reason of Force Majeure shall exercise due diligence to remove such inability with all reasonable dispatch.

        16.2. Plant Inoperability.

        If either Unit 3 or Unit 4 is rendered inoperable as the result of physical damage, legislation or lawful regulation of governmental body, court order or other causes of a similar nature that prevent further operation of the generating plant, and if the Buyers have notified Seller in writing that the unit will not be restored, rebuilt or otherwise made operable, then Seller’s obligation to deliver and Buyers’ obligation to take and pay for coal with respect to such Unit, including Fixed Costs, shall terminate as of the date provided in the notice; provided, however, that the Buyers shall be liable to Seller for any loss (other than royalties or loss of profits) sustained by Seller as a result of such termination of deliveries, and Seller shall use all reasonable efforts to minimize any such loss. If one Unit is rendered inoperable, and the other Unit remains operable, Buyers’ and Seller’s obligations referred to above shall be reduced by half.

        16.3. Depreciation Suspension.

        Buyers’ obligation to pay depreciation shall be suspended or reduced after three months of continuous interruption or curtailment of deliveries because of a Force Majeure affecting Buyers or Seller. Depreciation paid during any Years when deliveries are interrupted or curtailed because of a Force Majeure shall be subject to adjustment pursuant to subsection 12.11.

17. WAIVERS AND REMEDIES

        17.1. Non-waiver.

        The failure of any Parry to insist in any one or more instances upon strict performance of any of the provisions of this Agreement or take advantage of its right hereunder shall not be construed as a waiver of any such provisions or their relinquishment of any such right, but the same shall continue and remain in full force and effect.

        17.2. Right to Cure.

        No default of any Party to the Agreement in the performance of any of its covenants or obligations hereunder which, except for this provision, would be the legal basis for rescission or termination of this Agreement by any other Party hereto, shall give or result in such a right unless and until the Party committing such default shall fail to correct the default within sixty (60) days or within a reasonable time if not correctable within sixty (60) days after written notice of claim of such default and a statement setting forth the nature thereof are given to such defaulting Party by the Party claiming such default.

        17.3. Seller’s Default.

        In the event of the occurrence of one or more of the following events which materially and adversely affect or will affect the ability of Seller to perform hereunder as agreed, Buyers shall have the rights set forth in subsection 17.4, which rights shall be in addition to all other rights or remedies provided Buyers at law or in equity in the event of a default by Seller:

                (a) Seller defaults in the performance of any of its obligations hereunder, which default adversely affects, or will adversely affect, the delivery by Seller of coal to Buyers in the required quantity and quality;

                (b) Seller becomes insolvent, or becomes the subject of a petition in bankruptcy, either voluntarily or involuntarily, or any other proceeding in the federal bankruptcy laws; or is named in, or Seller’s Mine, buildings, equipment of other facilities are subjected to, a suit for an appointment of receiver;

                 (c) Seller becomes delinquent in the performance of any financial obligation; or

                (d) Seller commits an anticipatory breach of any of its obligations hereunder.

        Seller agrees to promptly notify Buyers of any default, financial delinquency or claimed delinquency, insolvency, or anticipatory breach as described above. Failure of Seller to agree upon an Annual Operating Plan or other proposed decision of the Mine Operating Committee is not itself an act of default.

        17.4. Buyers’ Remedies.

        In the event of any occurrence of any of the items set forth in subsection 17.3 above, Buyers jointly and severally shall have all of the following rights, in addition to those provided at law or in equity:

                (a) To pay any financial obligations of Seller and to recover the amounts of such payments from Seller or offset them against any amounts due from any Buyer to Seller;

                (b) To require that Seller furnish evidence, in a form satisfactory to Buyers, of financial capability to perform its obligations under this Agreement;

                (c) [**]; [**] of [**] and [**] for the [**] hereunder; [**] and [**], but [**] and [**], which [**] shall be [**]; and to [**], including [**], relating to the [**], with Seller to be [**], including [**]; and

                (d) To require Seller to invite bids from qualified operators to operate in Area C and perform the obligations of Seller under this Agreement for the remainder of its Term. Invitations to bid shall be sent to all operators nominated by Seller and Buyers, which operators must have had experience in strip mining or comparable experience. Seller shall [**] and [**] and [**].

18. SUCCESSORS AND ASSIGNS

        This Agreement shall inure to the benefit of and be binding upon the Parties hereto and their respective successors and assigns. This Agreement may be assigned and transferred by the Buyers only as set forth in subsection 18.1 herein and may be assigned and transferred by Seller only as set forth in subsection 18.2 herein, and not otherwise.

        18.1. Assignment of Buyer’s Interest.

        The undivided interest of Buyers, or any of them, in this Agreement or any part thereof may be transferred or assigned to a third party only in conjunction with an assignment or transfer to said third party by Buyers, or any of them, of a portion or all of its owner’s interest in the Project, pursuant to Section 24 of the Units 3 & 4 Ownership and Operation Agreement; provided, however, that Montana’s obligations under subsections 15.2.C. and 15.2.D. may not be assigned except as provided under those subsections.

        18.2. Assignment of Seller’s Interest.

        Seller’s interest in this Agreement may be transferred or assigned to a third party only in conjunction with the assignment or transfer to said third party of Seller’s entire ownership and operating interests, including mineral leases, in and to coal located in Area C that is dedicated to the performance of this Agreement pursuant to Section 2. Such an assignment or transfer may be made by Seller only after Seller has first offered to transfer its interest in this Agreement and in its ownership and operating interests in and to the coal located in Area C to Buyers for the amount of and on terms not less advantageous than those of a bona fide offer from a buyer able and willing to purchase Seller’s interest. Seller shall advise Buyers in writing of the name of the proposed buyer, the proposed purchase price, the terms of sale and of such other information as may be necessary in order for Buyers to properly evaluate the offer: Buyers shall have three (3) months after the written notice from Seller to elect to exercise the right to purchase. If Buyers elect not to purchase the leases and other ownership interests in or to the coal located in Area C, then Seller may assign or transfer its interest in this Agreement and the leases and other ownership interests in or to the coal in Area C to the person named in the notice to Buyers (“Third Party Transferee”), which assignment or transfer shall be made subject to the following conditions:

                (a) The assignment or transfer to the Third Party Transferee must be completed within one (1) year from the date of the notice to Buyers;

                (b) As a condition of the assignment or transfer, the Third Party Transferee must agree to be bound by each and every term and condition of this Agreement as if such Third Party Transferee were an original party to this Agreement, including the restriction on transfers and assignments;

                (c) The transfer or assignment to the Third Party Transferee shall not directly or indirectly result in an increase in any of the costs set forth in Section 12. Without limiting the generality of the foregoing, the following shall apply: if the Third Party Transferee’s costs for any items are higher than Seller’s costs for the same items, then the Third Party Transferee shall absorb the difference in costs; the Third Party Transferee shall maintain the same depreciation basis and rates with respect to any transferred equipment as that maintained by Seller pursuant to subsection 12.3.1; and any increase in ad valorem or other taxes resulting or based upon the transfer shall be absorbed by the Third Party Transferee; and

                (d) Prior to the transfer, the Third Party Transferee shall furnish evidence satisfactory to each of the Buyers of its financial capability to perform under this Agreement and shall furnish, if requested by any of the Buyers, a bond in form satisfactory to Buyers guaranteeing to Buyers that the Third Party Transferee will perform each of the terms and conditions of this Agreement and will meet all of its financial obligations as required, including promptly paying any royalties due under coal leases or other agreements.

19. LAW GOVERNING CONSTRUCTION OF AGREEMENT

        The Parties to this Agreement are domiciled in three different states. In order to create greater certainty with respect to their legal rights and obligations under this Agreement, the Parties desire to adopt as the substantive law of this Agreement the law of a state which has highly developed commercial law and precedent and which is not the domicile of any of the Parties. The Parties therefore agree that this Agreement shall be subject to and governed by the substantive laws of the State of New York as though this Agreement were performed in full in the State of New York, but without giving effect to New York principles of conflicts of laws.

20. NOTICES AND REPORTS

        All notices or reports provided for under this Agreement shall be in writing and shall be sent by United States mail, postage prepaid, and properly addressed:

                (a) If to Buyers:

Puget Sound Energy, Inc.
One Bellevue Center Bldg.
Bellevue, Washington 98004-5515.
Attention: Vice President, Energy Supply

The Washington Water Power Company
1411 East Mission
P.O. Box 3727
Spokane, Washington 99220
Attention: Vice President, Energy Marketing & Trading

Portland General Electric Company
121 SW Salmon St.
Portland, Oregon 97205
Attention: Vice President, Power Supply

PacifiCorp
One Utah Center, Suite 2000
201 South Main Street
Salt Lake City, Utah 84140
Attention: Director, Fuel Resources

The Montana Power Company
40 East Broadway
Butte, Montana 59701
Attention: Executive Vice President, Supply Division

                (b) If to Seller:

Western Energy Company
16 East Granite
Butte, Montana 59701
Attention: Vice President, Coal Division

21. RECORDS TO BE KEPT

        21.1. Maintenance and Provision of Information.

        Seller shall keep accurate and satisfactory records and books of account of the entire Rosebud Mine and all costs related thereto (and all other information and data relative to the determination of Seller’s performance against budgets), including, but not limited to, all costs, payments, price revisions, adjustments, credits, debits and all other data required for the purposes of this Agreement. Whenever the Price is revised in accordance with the provisions of Section 12 and at any other time upon fifteen (15) days notice from Buyers, or any of them, Seller shall furnish or cause to be furnished to such Buyers a detailed statement showing Seller’s Price as revised and the basis for the revisions to be made. If any such statement discloses that any error has occurred and that, as a result thereof, an overpayment or an underpayment has been made, the amount thereof shall promptly be paid or credited to the Party to whom it is owed by the other Party.

        21.2. Audit Rights.

        Seller and Buyers shall have the right at all reasonable times to examine the records kept by the other concerning this Agreement, including weights and analysis of the coal delivered hereunder.

22. NO SALES AGENT

        Seller represents that it is the owner or lessee of the Mine and facilities for producing and delivering of said coal and is not represented by a sales agent in respect to this Agreement.

23. OPERATOR

        The Parties hereto acknowledge that Buyers are parties to the Units 3 & 4 Ownership and Operation Agreement. Seller agrees to recognize whomever Buyers designate from time to time as the Operator of Units 3 & 4 as the agent of Buyers thereunder for purposes of scheduling deliveries and the giving of notices herein mentioned respecting all coal delivered under this Agreement until such time as Buyers in writing designate a new or different agent. Nothing herein shall prevent any Buyer from acting on its own behalf respecting coal deliveries hereunder providing it first notifies, in writing, the other Parties of its intention to do so.

24. PERPETUITIES

        If the duration of any term or condition of this Agreement shall be subject to the rule against perpetuities or a similar or related rule, then the effectiveness of such term or condition shall not extend beyond (a) the maximum period of time permitted under such rule, or (b) the specific applicable period of time expressed in this Agreement, whichever is shorter. For purposes of applying the rule against perpetuities or a similar or related rule the measuring lives in being shall be those of the officers of Buyers, respectively, listed by name on Page 107, Schedule of officers, of the annual report, FERC Form 1, filed with the Federal Energy Regulatory Commission for the year ended on December 31, 1997, together with all those officers’ children that are living on the date of execution of this Agreement. As used in this subsection the word “children” shall have its primary and generally accepted meaning of descendants of the first degree.

25. COMPLIANCE

        Seller shall comply with all applicable laws and regulations in its performance of this Agreement.

26. [**]

        If after the date of execution of this Agreement Seller [**] with [**] with respect to [**], then Seller shall [**], in either case [**]. This provision shall not require Seller to [**].

27. SEVERAL LIABILITY

        The Parties agree that the liability of Buyers hereunder is several, not joint, and that if there is a breach or default hereunder by Buyers or any one of them, that no other Party hereto shall have any obligation to perform for the breaching or defaulting Buyers) and that Seller shall have no claim against or power to bind any other Buyer or any other Party (other than a successor to a breaching or defaulting Buyer) for the breaching or defaulting Buyer’s obligations hereunder.

28. CONFIDENTIALITY

        In order to achieve fully their objectives, the Parties anticipate it will be necessary for them to disclose to one or more Parties certain information which is confidential, proprietary or not generally available to the public (“Confidential Information”); therefore, the Parties agree to the terms of this Section 28 governing the disclosure and use of Confidential Information.

        28.1. Labeling Information “Confidential”.

        All written or other tangible information which any Party wishes to be covered by this Section 28 shall be marked “Confidential” at the time of disclosure. Any information transmitted orally or by demonstration which any Party wishes to be covered by this Section 28 shall be identified as Confidential Information at the time of disclosure and confirmed in writing as being Confidential Information within ten (10) days of disclosure.

        28.2. Duty Not to Disclose.

        The recipient of Confidential Information shall protect such information from inadvertent disclosure and keep it strictly confidential. The recipient shall not disclose Confidential Information to any other person, without the written consent of the owner of the Confidential Information, which may be withheld in the owner’s sole discretion, except as may reasonably be required by law or with respect to regulators, taxing authorities and/or third party royalty holders. Disclosure of any information by a director, officer, employee, consultant, agent, representative, lender, legal counsel, advisor and the like of any Party or of that Party’s affiliates or subsidiaries of a Party shall be deemed a disclosure by that Party. The recipient shall use the Confidential Information solely for the limited purposes of performing its responsibilities under this Agreement.

        28.3. Notice Prior to Compulsory Disclosure.

        In the event the recipient of Confidential Information is requested or required, by subpoena, oral deposition, interrogatories, request for production of documents, administrative order or similar demand or process, to disclose any Confidential Information, the recipient shall provide the owner of such Confidential Information with prompt notice of such requests) so that the owner may seek, at its expense, an appropriate protective order.

29. EXECUTION OF AGREEMENT

        Seller and each of the Buyers respectively warrant and represent that the execution and delivery of this Agreement have been duly authorized and that all requisite actions to be taken to make this Agreement and all terms hereof valid and binding on it have been taken.

30. COUNTERPARTS

        This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any Party may execute this Agreement by signing any such counterpart.

        IN WITNESS WHEREOF, the Parties hereto have caused this Amended and Restated Coal Supply Agreement to be duly executed as of the day and year first above written.

WESTERN ENERGY COMPANY:	PUGET SOUND ENERGY, INC.:
By: /s/ Paul Gatzmeier	By: /s/ W. A. Gaines
Its: President	Its:

MONTANA POWER COMPANY:	PACIFICORP:
By: /s/ B.F. Cramer	By: /s/ Dan R. Bank
Its: Executive Vice President and	Its: Vice President
Chief Operating Officer of Energy
Supply Division

THE WASHINGTON WATER POWER COMPANY:
By: /s/ signature not legible
Its: Senior Vice President

PORTLAND GENERAL ELECTRIC COMPANY:
By: /s/ Walter Pollack
Its: Senior Vice President, Power Supply

Exhibit 10.2

Confidential Materials omitted and filed separately with the Securities and
Exchange Commission. Asterisks denote omissions.

COAL TRANSPORTATION AGREEMENT

        THIS AGREEMENT, is entered into as of this 10th day of July, 1981, between THE MONTANA POWER COMPANY (“Montana”), a Montana corporation of Butte, Montana, and PUGET SOUND POWER & LIGHT COMPANY (“Puget”), a Washington corporation of Bellevue, Washington, and Puget Colstrip Construction Company (“PCCC”), a Washington corporation of Bellevue, Washington, and THE WASHINGTON WATER POWER COMPANY (“Water Power”), a Washington corporation of Spokane, Washington, and PORTLAND GENERAL ELECTRIC COMPANY (“Portland”), an Oregon corporation of Portland, Oregon, and PACIFIC POWER & LIGHT COMPANY (“Pacific”), a Maine corporation of Portland, Oregon, and BASIN ELECTRIC POWER COOPERATIVE, a North Dakota cooperative corporation of Bismarck, North Dakota (“Basin Electric”); and WESTERN ENERGY COMPANY, a Montana corporation of Butte, Montana (“Western”). Montana, Puget, PCCC, Water Power, Portland, Pacific, and Basin Electric are sometimes herein referred to collectively as “Plant Owners” and individually as “Plant Owner.”

RECITALS

        A.    Plant Owners will construct, own and operate a coal fired steam-electric generating plant near Colstrip, Montana, consisting of two 700 megawatt nominal rating generating units known as Colstrip Units #3 and #4 (the “Generating Plant”). The first unit is planned to be in commercial operation on or about January 1, 1984, and the second on or about January 1, 1985.

        B.    Pursuant to the Ownership and Operation Agreement of Colstrip Units #3 & #4 (the “Ownership Agreement”) entered into as of May 6, 1981, by the Plant Owners, each Plant Owner has an initial share (as the same may be changed pursuant to the Ownership Agreement, “Project Share”) of the Generating Plant as follows:

Montana	27.9%	Water Power	13.95%
Puget/PCCC	23.25%	Pacific	9.3%
Portland	18.6%	Basin Electric	7.0%

        C.    Plant Owners and Western have entered into a Coal Supply Agreement dated July 2, 1980 (as amended, the “Coal Contract”) for the sale and delivery of coal for the Generating Plant. Pursuant to Subsection 4.1 of the Coal Contract, coal sold under the Coal Contract will be delivered to Plant Owners at the western end of the coal Conveyor system (as the same may be extended from time to time, the “Point of Delivery”) to be constructed by Western for the transport of coal from Western’s mining area known as Area C (“Area C”) to the Generating Plant. The Point of Delivery shall initially be located near the eastern boundary of Area C approximately 4.46 belt miles west of the Generating Plant as shown on Exhibit 1 to the Coal Contract.

        D.    The parties desire to establish terms and conditions relating to the transportation of coal from the Point of Delivery to Generating Plant.

        NOW, THEREFORE, in consideration of the mutual covenants and agreements herein stated, and the performance thereof, the parties hereto agree as follows:

1 - TRANSPORTATION OF COAL

        1.1    Western shall transport all coal sold under the Coal Contract from the Point of Delivery to the Generating Plant. As used elsewhere in this Agreement, the word “transport” means transport from the Point of Delivery to the Generating Plant.

        1.2    Without limiting the generality of Subsection 1.1, Western shall design, construct, own, operate and maintain a coal Conveyor system (as the same may be extended from time to time, the “Conveyor”) for the transport of coal sold under the Coal Contract (“Contract Coal”). The Conveyor from the Generating Plant to the initial Point of Delivery shall be constructed along the route shown on Exhibit 1 to this Agreement and shall be extended only with the prior written consent of Plant Owners. Western agrees to extend its best effort to complete construction of the Conveyor from the Generating Plant to the initial Point of Delivery no later than July 1, 1983.

        1.3    Western shall not use any means other than the Conveyor to transport Contract Coal, except to the extent that use of such other means is required:

        (a)   as a result of damage, malfunction or inoperability of the Conveyor;

        (b)   to perform necessary maintenance or repair of the Conveyor;

        (c)   to transport initial quantities of coal if construction of the Conveyor is not completed by July 1, 1983; or

        (d)   by written direction given to Western by Plant Owners.

In the event Western is unable to transport coal by means of the Conveyor for these reasons, and if alternate means of transportation are reasonably available, Plant Owners agree to include the costs associated with the alternate means of transportation in the calculation of the cost reimbursement charge provided for, in Subsection 5.4 herein. Western agrees to extend its best efforts to transport coal by an alternate means of transportation in the event it is required.

        1.4    Western shall not, without the prior written consent of the Plant Owners, use the Conveyor for any purpose other than to transport Contract Coal.

2 - TERM

        2.1    This Agreement shall be effective and binding when executed by Montana, Puget, PCCC, Water Power, Portland, Pacific and Western and shall be effective and binding as to Basin Electric only when executed by Basin Electric. This agreement shall continue for so long as the Coal Contract continues.

        2.2    Transportation of coal under this Agreement is expected to begin on or about July 1, 1983.

        2.3    If the Plant Owners require coal transportation service from Area C to the Generating Plant after expiration of the Coal Contract, this Agreement will be extended on terms mutually agreeable to Western and the Plant Owners, reflecting then existing conditions.

3 - QUANTITY AND SCHEDULING

        3.1    At least ninety (90) days prior to the estimated date of the initial testing of the first unit of the Generating Plant, Plant Owners shall notify Western, pursuant to Subsection 3.1 of the Coal Contract, of the amount of coal Plant Owners will require for testing and for the coal storage pile for the Generating Plant. Western shall transport such amount of coal within sixty (60) days after the receipt of such notice.

        3.2    At least thirty (30) days prior to the estimated date of the commencement of operations of the first unit of the Generating Pant, Plant Owners shall notify Western, pursuant to Subsection 3.2 of the Coal Contract, of the amount of coal Plant Owners will require from such date of commencement of operations until the date that transport of coal commences pursuant to Subsection 3.5. Western shall transport said coal as requested by Plant Owners during such period. For the purposes of this section, “date of commencement of operations” shall be the date determined by Plant Owners with respect to each unit.

        3.3    At least ninety (90) days prior to the estimated date of initial testing of the second unit of the Generating Plant, Plant Owners shall notify Western, pursuant to Subsection 3.4 of the Coal Contract, of the amount of additional coal Plant Owners will require for testing and for the coal storage pile for the Generating Plant. Western shall transport such amount of coal within sixty (60) days of the receipt of such notice.

        3.4    At least thirty (30) days prior to the estimated date of the commencement of operations of the second unit of the Generating Plant, Plant Owners shall notify Western, pursuant to Subsection 3.5 of the Coal Contract, of the amount of coal Plant Owners will require from such date of commencement of operations until the date that transportation of coal commences pursuant to Subsection 3.6. Western shall transport said coal as requested by Plant Owners during such period.

        3.5    During the period from the date of commencement of operations of the first unit of the Generating Plant until the date of commencement of operations of the second unit of the Generating Plant, Western’s obligation will be to transport the Plant Owners’ coal requirements as specified in purchase orders under Subsection 3.3 of the Coal Contract.

        3.6    Upon the date of commencement of operations of the second unit of the Generating Plant, Western’s obligation will be to transport the Plant Owners’ requirements as specified in purchase orders under Subsections 3.4 and 3.6 of the Coal Contract.

        3.7    Western and the Plant Owners shall, to the extent reasonably feasible, cooperate in scheduling daily, weekly and monthly coal transportation in order to accommodate Plant Owners’ changing fuel requirements. Said parties shall also cooperate in the same manner in notifying each other in advance of scheduled outages or downtime in order to avoid unnecessary inconvenience and delay and to facilitate efficient use of said downtime by each party and to the extent reasonably possible to assure Plant Owners of an opportunity to increase its stock pile of coal for use during downtime of the Conveyor. Subject to these reciprocal obligations, Western shall maintain the capability of making continuous coal deliveries to Plant Owners within the design limitations of Plant Owners’ coal receiving facilities.

4 - WEIGHING

All coal transported hereunder shall be weighed pursuant to Subsection 4.2 of the Coal Contract and these weights shall be used for billing purposes under this Agreement.

5 - BASE PRICE AND PAYMENT

        5.1    The Base Price to be paid by the Plant Owners for the transportation of coal by Western hereunder shall be the price computed from the sum of (a), (b), and (c), and reduced by (d), in this Subsection:

        (a)   Fixed Charge - An annual charge for [**] associated with the Conveyor;

        (b)   Cost Reimbursement Charge - A per ton charge for the [**] and to [**]; and

        (c)   Fee - Operating Profit - A per ton charge as an operating profit for the construction, Ownership, operation and maintenance of the Conveyor; less

        (d)   Revenue Credit - A monthly credit for any revenues received on account of uses of the Conveyor for purposes other than to transport Contract Coal.

        5.2    The Fee - Operating Profit and the [**] components of the Fixed Charge to be included in the Base Price shall be calculated from Western’s actual [**] in the Conveyor. Western’s actual [**] shall include the following expenditures reasonably incurred by Western to construct the Conveyor from the Generating Plant to the initial Point of Delivery:

        (a)   All expenditures for [**] for the Conveyor, excluding expenditures for [**] made by Western prior to January 1, 1981;

        (b)   All expenditures for [**] and [**] and [**]and [**]and [**], [**] and [**] and [**], [**], and [**];

        (c)    All expenditures for [**] during construction associated with the construction of the Conveyor; and

        (d)    All expenditures for [**] which are required by any state or federal agencies as a condition or stipulation of approval of the permits required for the Conveyor.

On January 1, 1984, Western will provide the Plant Owners with an accounting summary of [**]. The Plant Owners will have until July 1, 1984 to audit Western’s financial records and to reach agreement with Western on the actual amount of [**]. The amount so agreed upon shall be the “[**].” For the purpose of this Agreement, regardless of the method of equipment procurement or financing used by Western (including, but not limited to, leveraged leasing), the amount of [**] shall be the [**].

        5.3    The Fixed Charge component of the Base Price shall be determined as follows:

        (a)   The [**] component of the Fixed Charge shall be determined from the [**] by using [**] methods consistent with generally accepted industry accounting principles as recognized by Western's independent auditors who shall be of national reputation.

        (b)   The [**] component of the Fixed Charge shall be the [**] paid by Western as determined by applying the then current [**] against the [**] of Western's property included in the [**].

        (c)   The [**] component of the Fixed Charge shall be a reasonable [**]which on the date hereof is agreed to be [**] percent ([**]%) of the [**], including [**].

The Fixed Charge shall be an annual charge to be paid in monthly installments at the rate of one-twelfth (1/12) of the amount as determined herein.

        5.4    The Cost Reimbursement Charge component of the Base Price shall be the [**] costs reasonably incurred by Western to [**] the Conveyor or to transport coal under this Agreement by means other than the Conveyor, including the cost of [**] paid by Western as a result of [**] the Conveyor; provided, however, that the Cost Reimbursement Charge shall not include any cost or expense included in (or taken into account in computing) any other component of the Base Price. For example, the Cost Reimbursement Charge shall not include [**].

        5.5    The Fee - Operating Profit component of the Base Price shall be determined in the following manner: The amount of [**] shall be divided by the maximum annual tonnage to be transported (i.e.: [**] tons). The quotient thus obtained shall be multiplied by [**] percent ([**]%) to obtain the Fee - Operating Profit amount of the Base Price.

        5.6    The Revenue Credit for any month shall be equal to the amount of any revenues received during such month on account of uses of the Conveyor for purposes other than to transport Contract Coal.

        5.7    Notwithstanding any other provision of this Agreement to the contrary, the Base Price under this Agreement shall not include any charge or amount for any cost or expense included in, or taken into account in the determination of, the Base Price for coal delivered under the Coal Contract.

        5.8    Within fifteen (15) days after the end of each calendar month after the later of July, 1983 or the month during which the construction of the Conveyor is completed, Western shall submit to each Plant Owner an invoice for such Plant Owner’s share of the Base Price equal to:

               (1/12 FC x PS) + (CRC x POT) + (FOP x POT) - (RC x PS)
                                                         TT                     TT

where:

	CRC	=	Cost Reimbursement Charge
	FOP	=	Fee - Operating Profit
	RC	=	Revenue Credit
	PS*	=	such Plant Owner's Project Share
	POT**	=	the number of tons of Contract Coal transported under this Agreement for such Plant Owner during the applicable month
	TT**	=	the total number of tons of Contract Coal transported for all Plant Owners during the applicable month

*	The Plant Owners will promptly notify Western of any change in any Plant Owner’s Project Share pursuant to the Ownership Agreement.

**	For purposes of determining each Plant Owner’s share of the Cost Reimbursement Charge for any month during which no Contract Coal is transported hereunder, each Plant Owner shall be deemed to have had transported its Project Share of one (1) ton.

Each Plant Owner shall pay its share of the Base Price to Western, at its office at 107 East Granite, Butte, Montana 59701, within fifteen (15) days after such Plant Owner’s receipt of Western’s invoice thereof. Each of Western’s invoices shall be supported by such receipts, documents and other information as any Plant Owner may reasonably request.

        5.9    The Base Price to be computed under the provisions of this section may not be accurately calculated until July 1, 1984. Transportation of coal is expected to begin approximately one (1) year earlier. Western and the Plant Owners shall mutually agree on a price to be charged for coal transported during this interim period and the price will be adjusted to the actual Base Price.

        5.10    At the end of each calendar year beginning with 1986, if the tonnage of coal transported by Western is less than the “Minimum Annual Tonnage,” as that term is defined in Subsection 7.8(a) of the Coal Contract (as adjusted for force majeure, if any) Plant Owners shall pay Western, in addition to the Base Price for all coal transported during that calendar year, the Fee - Operating Profit component of the Base Price for the number of tons not transported below the Minimum Annual Tonnage.

        5.11    This Section 5 “Base Price and Payment” and Section 6 “Price Changes” shall be open on the [**], [**] and [**] anniversary dates of this Agreement for a renegotiation of Base Price and for such revisions to the adjustment provisions of Section 6 as are necessary in order to update the adjustment provisions to the effective date of the renegotiated Base Price. In the event the parties are unable to agree upon a revised Base Price or upon such revisions of the provisions for adjustment within six (6) months after any such anniversary date, the Base Price and necessary revisions to the adjustment provisions shall be determined by arbitration pursuant to Section 11 hereof. Any price so determined by arbitration shall be made effective as of the applicable anniversary date.

6 - PRICE CHANGES

        6.1    Prior to the beginning of each calendar year beginning with 1986, Western shall notify the Plant Owners of Western's best estimate of the Base Price to be charged for the transportation of coal in the ensuing year.

        6.2    The [**] component of the Fixed Charge component of the Base Price shall be adjusted from time to time to reflect changes in Western’s capital investment properly allocable to transporting coal under this Agreement. These adjustments shall be made using [**] methods consistent with generally accepted industry accounting principles as recognized by Western’s independent auditors.

        6.3    The [**] component of the Fixed Charge component of the Base Price shall be adjusted from time to time to reflect changes in [**] paid by Western Energy on any [**] properly allocable to transporting coal under this Agreement.

        6.4    The Fee - Operating Profit component shall be adjusted in the event Western is required to make a substantial investment to extend the Conveyor or modify the Conveyor to correct design deficiencies. For the purpose of this section, a substantial investment shall be defined as an investment of at least [**] percent ([**]%) of the [**] cost of the Conveyor, except that in the event additional right-of-way acquisition costs are encountered after the construction of the Conveyor, any such cost so encountered shall be defined as substantial and will require an adjustment of the Fee -Operating Profit component of the Base Price. In the event Western is required to make a substantial additional investment, the amount of such investment, as certified by the Plant Owners’ audit, shall be divided by the maximum annual tonnage to be transported (i.e.: [**] tons). The quotient thus obtained shall be multiplied by [**] percent ([**]%) to obtain the additional Fee – Operating Profit that shall be added to the Base Price, effective on the date the substantial additional investment is made.

        6.5    Nothing contained in this Section 6 shall be construed as authorizing, or providing for revisions of the Base Price based on changes in federal, state or local taxes imposed on or measured by net income.

        6.6 The Base Price shall also be revised to compensate for the effects of inflation and/or deflation on Western’s profit per ton under this Agreement as follows:

        (a)   For the purpose of computing such revision, the parties will use the [**] on the adjusted base that the average cost of all items therein for the year [**], and, if said base is revised or a new base adopted for said Index, then the revised or new Index must be adjusted to said base of [**]. The index number for all items in said Index for June, [**], or the month in which the construction of the Conveyor is complete, whichever is later, is not yet available from the Federal Government, but this index number, when available, shall be used as the basis for computing the amount of any such revisions; and

        (b)   Whenever a change occurs from said index number, the Fee -Operating Profit (5.1(c)) shall be increased or decreased by an inflation/deflation adjustment factor which will increase or decrease the Base Price per ton for each one point change above or below said index number. Such adjustment shall be made as of March 1 and September 1 of each year or whenever the [**] changes by one (1) full point, whichever occurs first.

        (c)   The inflation/deflation adjustment factor shall be determined by dividing the Fee - Operating Profit component of the Base Price, as determined in accordance with Subsection 5.5 herein, by the [**] value for the month specified in Subsection 6.6(a). The quotient obtained thereby, expressed as a four (4) decimal dollar value, shall be the adjustment factor to be used in Subsection 6.6(b).

        (d)   In the event that the Fee - Operating Profit is increased in accordance with the provisions of Subsection 6.4 herein, an additional inflation/deflation adjustment factor to be applied to such increase will be computed in a manner similar to that provided for in Subsection 6.6(c) above, except that the additional inflation/deflation adjustment factor shall be based on the [**] published for the month in which the required substantial investment is made.

It is further agreed that if and when said [**] has increased by [**] percent ([**]%) or more from the index number for the month specified in Subsection 6.5(a) or has decreased by [**] percent ([**]%) or more from said index number for such month then for the purposes of this Agreement, either party may notify the other that it believes an unusual condition may have occurred and a gross inequity may have resulted. If a gross inequity has occurred as the result of such unusual condition, the parties agree to negotiate a new Base Price and provisions for adjustments for cost changes in order to remedy such gross inequity. Each party hereto shall, in the case of gross inequity, furnish the other with whatever documentary evidence may be requested in effecting a fair settlement of such gross inequity.

7 - FACILITY DESIGN

        Western shall develop a design and budget for the Conveyor, including a route lay-out, equipment selection, structure design and location, and identify any necessary ancillary structures and equipment, consistent with good engineering practices as observed in the industry. Western and the Plant Owners shall cooperate in establishing the location and design of the interface facilities at the terminus of the Conveyor. Within sixty (60) days after the date of this Agreement. Western shall submit the proposed design and budget to the Operator of the Generating Plant described in Section 15 of this Agreement. The Operator shall coordinate the review and approval of the Conveyor design and budget by the Plant Owners. The Plant Owners, through the Operator of the Generating Plant, shall perform and conduct their review in an expedient manner in order to avoid delays to either the permitting or construction of the Conveyor. The final design and budget for the Conveyor shall be subject to the approval of Western and the Plant Owners.

8 - FORCE MAJEURE

        8.1    If, because of force majeure, any party shall be unable to carry out any of its obligations under this Agreement, then the obligations of such party shall be suspended to the extent made necessary by such force majeure. The party affected by force majeure shall give notice to the other parties as promptly as practicable of the nature and probable duration of such force majeure. The term “force majeure” shall mean acts of God, legislation or lawful regulations of any governmental body, court orders, acts of the public enemy, riots, strikes, labor disputes, labor or material shortages, fires, explosions, floods, breakdowns of or damage to plants, mines, transmission lines, equipment or facilities, interruptions in transportation, embargoes, or other causes of similar nature which wholly or partially prevent the transportation of Contract Coal by Western, the receiving or consuming of Contract Coal by Plant Owners, or the operation of the Generating Plant. Plant Owners and Western shall use all reasonable means of preventing the occurrence of any of the foregoing. Nothing contained herein shall be construed so as to require a party to settle any strike or labor dispute in which it may be involved. Any party rendered unable to fulfill any obligation by reason of force majeure shall exercise due diligence to remove such inability with all reasonable dispatch.

        8.2    If the Generating Plant is rendered inoperable as the result of physical damage, legislation or lawful regulation of governmental body, court order or other causes of a similar nature that prevent further operation of the Generating Plant, and if the Plant Owners have notified Western in writing that the Generating Plant will not be restored, rebuilt or otherwise made operable, then Western’s obligation to transport coal under this Agreement and Plant Owners’ obligation to use and pay for the Conveyor (including, but not limited to, payment of the Fixed Charges described in Section 5) shall terminate as of the date provided in the notice; provided, however, that the Plant Owners shall be liable to Western for any loss (other than loss of profits) sustained by Western as a result of such termination, and Western shall use all reasonable efforts to minimize any such loss.

9 - WAIVERS AND REMEDIES

        9.1    The failure of any party to insist in any one or more instances upon strict performance of any of the provisions of this Agreement or take advantage of its right hereunder shall not be construed as a waiver of any such provisions or their relinquishment of any such right, but the same shall continue and remain in full force and effect.

        9.2    No default of any party to this Agreement in the performance of any of its covenants or obligations hereunder which, except for this provision, would be the legal basis for rescission or termination of this Agreement by any other party hereto, shall give or result in such a right unless and until the party committing such default shall fail to correct the default within sixty (60) days or within a reasonable time if not correctable within sixty (60) days after written notice of claim of such default and a statement setting forth the nature thereof are given to such defaulting party by the party claiming such default.

        9.3    (a)   In the event of the occurrence of one or more of the following events which materially and adversely affect or will affect the ability of Western to perform hereunder as agreed, Plant Owners shall have the rights set forth in Subsection 9.3 (b) which rights shall be in addition to all other rights or remedies provided Plant Owners at law or in equity in the event of a default by Western:

                         (1)   Western defaults in the performance of any of its obligations hereunder, which default adversely affects, or will adversely affect, the transportation by Western of coal to Plant Owners in the required quantity;

                         (2)   Western becomes insolvent, or becomes the subject of a petition in bankruptcy, either voluntarily or involuntarily, or any other proceeding in the Federal Bankruptcy Laws; or is named in, or Western's coal mine, buildings, equipment of other facilities are subjected to, a suit for an appointment of receiver;

                         (3)   Western becomes delinquent in the performance of any financial obligation; or

                         (4)   Western commits an anticipatory breach of any of its obligations hereunder.

        Western agrees to promptly notify Plant Owners of any default, financial delinquency or claimed delinquency, insolvency, or anticipated breach as described above.

                  (b)   In the event of any occurrence of any of the items set forth in (a) above, Plant Owners jointly and severally shall have all of the following rights, in addition to those provided at law or in equity:

                         (1)   To pay any financial obligations of Western and to recover the amounts of such payments from Western or offset them against any amounts due from any Plant Owner to Western;

                         (2)   To require that Western furnish evidence, in a form satisfactory to Plant Owners, of financial capability to perform its obligations under this contract;

                         (3)   [**]; [**] of [**] and [**] for the [**] hereunder; [**] and [**], but [**] and [**], which [**] shall be [**]; and

                         (4)   To require Western to invite bids from qualified operators to operate the Conveyor and perform the obligations of Western under this Agreement for the remainder of its term.

10 - SUCCESSORS AND ASSIGNS

        10.1    This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns. This Agreement may be assigned and transferred by the Plant Owners only as set forth in Subsection 10.2 herein and may be assigned and transferred by Western only as set forth in Subsection 10.3 herein, and not otherwise.

        10.2    The undivided interest of Plant Owners, or any of them, in this Agreement or any part thereof may be transferred or assigned to a third party only in conjunction with an assignment or transfer to said third party by Plant Owners, or any of them, of a portion or all of its interest in the Coal Contract.

        10.3    Western’s interest in this Agreement may be transferred or assigned to a third party only in conjunction with the assignment or transfer to said third party of (a) Western’s entire Ownership and operating interests in the Conveyor, and (b) Western’s entire interest in the Coal Contract. Such an assignment or transfer may be made by Western only after Western has first offered to transfer its interest in this Agreement to the Plant Owners for the amount of and on terms not less advantageous than those of a bona fide offer from a buyer able and willing to purchase Western’s interest. Western shall advise Plant Owners, in writing, of the name of the proposed buyer, the proposed purchase price, the terms of sale and of such other information as may be necessary in order for Plant Owners to properly evaluate the offer. Plant Owners shall have three (3) months after the written notice from Western to elect to exercise the right to purchase. If Plant Owners elect not to purchase Western’s Ownership interests in the coal Conveyor system, then Western may assign or transfer its interest in this Agreement to the person named in the notice to Plant Owners (“third party transferee”), which assignment or transfer shall be made subject to the following conditions:

        (a)   The assignment or transfer to the third party transferee must be completed within one (1) year from the date of the notice to Plant Owners.

        (b)   As a condition of the assignment or transfer, the third party, transferee must agree to be bound by each and every term and condition of this Agreement, including the restriction on transfers and assignments.

        (c)   The transfer or assignment to the third party transferee shall not directly or indirectly result in an increase in any of the costs included in, or taken into account in the determination of, the Base Price. Without limiting the generality of the foregoing, the following shall apply: If the third party transferee's costs are higher than Western's costs for the same items, then the third party transferee shall absorb the difference in costs and any adjustment thereafter in the Base Price shall be based upon any subsequent changes in third party transferee's costs; the third party transferee shall maintain the same depreciation basis and rates with respect to any transferred property as that maintained by Western; and any increase in ad valorem or other taxes resulting or based upon the transfer shall be absorbed by the third party transferee and thereafter any adjustments in the Base Price with respect to ad valorem taxes on transferred property shall be based upon subsequent changes in third party transferee's costs.

        (d)    Prior to the transfer, the third party transferee shall furnish evidence satisfactory to Plant Owners of its financial capability to perform under this contract and shall furnish, if requested by Plant Owners, a bond in form satisfactory to Plant Owners guaranteeing to Plant Owners that the third party transferee will perform each of the terms and conditions of this Agreement and will meet all of its financial obligations as required.

11 - ARBITRATION

        Any controversies between the parties hereto arising out of or relating to this Agreement or the breach thereof which cannot be resolved by negotiations within thirty (30) days after notice by either party to the other shall be submitted to an Arbitrator, competent and experienced in coal industry accounting and operations. If the parties cannot mutually agree upon such Arbitrator, then upon petition of either party, such Arbitrator shall be appointed by the senior United States Judge for the District of Montana. The arbitration shall be conducted under the rules of the American Arbitration Association. The Arbitrator shall render his decision in writing not later than thirty (30) days after the matter has been submitted ‘to him, and such decision shall be conclusive and binding upon the Plant Owners and Western. Western and Plant Owners shall each bear one-half the cost of the Arbitrator.

12 - LAW GOVERNING CONSTRUCTION OF CONTRACT

        This contract shall be subject to and governed by the law of the State of Montana, irrespective of the fact that one or more of the parties is now or may become a resident of a different state.

13 - NOTICES AND REPORTS

        All notices or reports provided for under this Agreement shall be in writing and shall be sent by United States mail, postage prepaid, and properly addressed:

(a) If to Plant Owners,

Puget Sound Power & Light Company/PCCC
Puget Power Building
Bellevue, Washington 98009

The Washington Water Power Company
1411 East Mission
P.O. Box 3727
Spokane, Washington 99220

Portland General Electric Company
121 S.W. Salmon
Portland, Oregon 97204

Pacific Power & Light Company
Public Service Building
920 S.W. Sixth Avenue
Portland, Oregon 97204

The Montana Power Company
40 East Broadway
Butte, Montana 59701

Basin Electric Power Cooperative
1717 East Interstate Avenue
Bismarck, North Dakota 58501

(b) If to Western,

Western Energy Company
107 East Granite Street
Butte, Montana 59701

14 - RECORDS TO BE KEPT

        14.1    Western will keep accurate and satisfactory records and books of account showing all costs, payments, price revisions, adjustments, credits, debits and all other data required for the purposes of this Agreement. Whenever the Base Price is revised in accordance with the provisions of Section 6, and at any other time upon fifteen (15) days notice from Plant Owners, or any of them, Western shall furnish or cause to be furnished to such Plant Owners a detailed statement showing Western’s Base Price as revised and the basis for the revisions to be made. If any such statement discloses that any error has occurred and that, as a result thereof, an overpayment or an underpayment has been made, the amount thereof plus interest, at the rate of 1 1/2% per month or the highest lawful rate, whichever is lower, shall promptly be paid to the party to whom it is owed by the other party.

        14.2    Western and Plant Owners shall have the right at all reasonable times to examine the records kept by the other concerning this Agreement, including weights of the coal transported hereunder.

15 - AGENT OF PLANT OWNERS

        The parties hereto acknowledge that Plant Owners are a party to an agreement entitled Ownership and Operation Agreement Colstrip Units #3 and #4, dated May 6, 1981 which agreement names The Montana Power Company as the operator of the Generating Plant. Western herein, therefore, agrees to recognize Montana as the operator of the Generating Plant and as the agent of Plant Owners thereunder for purposes of scheduling, transportation and deliveries of coal and the giving of notices herein mentioned respecting all coal transported under this Agreement until such time as Plant Owners, in writing, designate a new or different agent. Nothing herein shall prevent any Plant Owner from acting on its own behalf respecting coal transportation hereunder providing it first notifies, in writing, the other parties of its intention to do so.

16 - PERPETUITIES

        If the duration of any term or condition of this Agreement shall be subject to the rule against perpetuities or a similar or related rule, then the effectiveness of such term or condition shall not extend beyond (a) the maximum period of time permitted under such rule, or (b) the specific applicable period of time expressed in the Agreement, whichever is shorter. For purposes of applying the rule against perpetuities or a similar or related rule the measuring lives in being shall be those of the officers of Plant Owners, respectively, listed by name on the Schedule of Officers of the annual reports of the respective Plant Owners, FERC Form 1, filed with the Federal Energy Regulatory Commission for the year ended on December 31, 1980, together with all those officers’ children that are living on the date of execution of this Agreement. As used in this paragraph the word “children” shall have its primary and generally accepted meaning of descendants of the first degree.

17 - COMPLIANCE

        Western shall comply with all applicable laws and regulations in its performance of this contract.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed in several counterparts, by their respective corporate officers thereunto duly authorized, as of the day and year first above written.

"PLANT OWNERS"	"WESTERN"

PUGET SOUND POWER & LIGHT COMPANY	WESTERN ENERGY COMPANY
By: /s/ D. H. Knight	By: /s/ Martin A. White

ATTEST:	ATTEST:
By: /s/ W. E. Watson	By: /s/ T. O. McElwain
(SEAL)	(SEAL)

PUGET COLSTRIP CONSTRUCTION COMPANY
By: /s/ D. H. Knight

ATTEST:
By: /s/ W. E. Watson
(SEAL)

WASHINGTON WATER POWER COMPANY
By: /s/ H. W. Harding

ATTEST:
By: /s/ R. L. Strenge
(SEAL)

[Map Graphic Intentionally Omitted]

Exhibit 10.3

Colstrip 3 & 4

Coal Transportation Agreement

MPC, Puget, Washington Water Power, Portland

General, Pacific Power, & Western Energy

July 10, 1981

Amendment No. 1, September 14, 1987

THE MONTANA POWER COMPANY

AND

PUGET SOUND POWER AND LIGHT COMPANY

AND

THE WASHINGTON WATER POWER COMPANY

AND

PORTLAND GENERAL ELECTRIC COMPANY

AND

PACIFIC POWER AND LIGHT COMPANY

AND

BASIN ELECTRIC POWER COOPERATIVE

AND

WESTERN ENERGY COMPANY

COAL TRANSPORTATION AGREEMENT

AMENDMENT N0. 1 TO THE
COAL TRANSPORTATION AGREEMENT

        This Amendment No. 1, dated as of September 14, 1987, is made to that certain Coal Transportation Agreement entered into as of July, 10, 1981, (“Transportation Agreement”) by THE MONTANA POWER COMPANY, PUGET SOUND POWER & LIGHT COMPANY, PUGET COLSTRIP CONSTRUCTION COMPANY, THE WASHINGTON WATER POWER COMPANY, PORTLAND GENERAL ELECTRIC COMPANY, PACIFIC POWER & LIGHT COMPANY, and WESTERN ENERGY COMPANY.

1.	The Coal Transportation Agreement is hereby amended, effective as of July 10, 1981, as follows:

(a)	The first paragraph of Page 1 of the Transportation Agreement is deleted and the following paragraph is inserted in lieu thereof:

“This Agreement is made as of the 10th day of July, 1981, by and between the following parties: THE MONTANA POWER COMPANY, a Montana corporation (“Montana”), PUGET SOUND POWER & LIGHT COMPANY, a Washington corporation and PUGET COLSTRIP CONSTRUCTION COMPANY, a Washington corporation (collectively, “Puget”), THE WASHINGTON WATER POWER COMPANY, a Washington corporation (“Water Power”), PORTLAND GENERAL ELECTRIC COMPANY, an Oregon corporation (“Portland”), and PACIFIC POWER & LIGHT COMPANY, now PACIFICORP, a Maine corporation (“Pacific”); and WESTERN ENERGY COMPANY, a Montana corporation (“Western”). Montana, Puget, Water Power, Portland and Pacific are sometimes herein referred to collectively as “Plant Owners” and individually as “Plant Owner”.”

(b)	Recital B to the Transportation Agreement is deleted and the following Recital is substituted in lieu thereof:

“B. Pursuant to the Ownership and Operation Agreement of Colstrip Units #3 & #4 (the “Ownership Agreement”) entered into as of May 6, 1981, by the Plant Owners, each Plant Owner has as initial share (as the same may be changed pursuant to the Ownership Agreement, “Project Share”) of the Generating Plant as follows:

Montana	30%
Puget	25%
Portland	20%
Water Power	15%
Pacific	10%

(c)	Subsection 2.1 of the Transportation Agreement is deleted and the following subsection is inserted in lieu thereof:

“2.1 This Agreement shall be effective and binding when executed by Montana, Puget, Water Power, Portland, Pacific and Western. This Agreement shall continue for so, long as the Coal Contract continues.”

(d)	The final paragraph of Subsection 5.8 of the Transportation Agreement is deleted and the following paragraph is inserted in lieu thereof:

“Each Plant Owner shall pay its share of the Base Price to Western, at its office at 16 East Granite, Butte, Montana 59701, within fifteen (15) days after such Plant Owner’s receipt of Western’s invoice thereof. Each of Western’s invoices shall be supported by such receipts, documents and other information as any Plant Owner may reasonably request.”

(e)	Section 13 of the Transportation Agreement is deleted and the following section is inserted in lieu thereof:

“All notices or reports provided for under this Agreement shall be in writing and shall be sent by United States mail, postage prepaid, and properly addressed:

(a) If to Plant Owners,

Puget Sound Power & Light Company/PCCC
Puget Power Building
Bellevue, Washington 98009

The Washington Water Power Company
1411 East Mission
P.O. Box 3727
Spokane, Washington 99220

Portland General Electric Company
121 S.W. Salmon
Portland, Oregon 97204

Pacific Power & Light Company
Public Service Building
920 S.W. Sixth Avenue
Portland, Oregon 97204

The Montana Power Company
40 East Broadway
Butte, Montana 59701

(b) If to Western,

Western Energy Company
16 East Granite Street
Butte, Montana 59701"

2.	The Coal Transportation Agreement, as amended by this Amendment No. 1, remains in full force and effect.

IN WITNESS WHEREOF, the Parties hereto have executed this Amendment No. 1 in several counterparts.

THE MONTANA POWER COMPANY
By: /s/ Donald M. Leuschen
Its: President
Attest:
T.O. McElwain
Assistant Secretary
PUGET SOUND POWER & LIGHT COMPANY
By: /s/ R.G. Bailey
Its: Vice President
Attest:
/s/ W. Watson

PUGET COLSTRIP CONSTRUCTION COMPANY
By Puget Sound Power & Light Company
Its Successor
By: /s/ R.G. Bailey
Its: Vice President
Attest:
/s/ W. Watson

THE WASHINGTON WATER POWER COMPANY
By: /s/ W.L. Bryan
Its: Vice President
Attest:

PORTLAND GENERAL ELECTRIC COMPANY
By: /s/ L.E. Hodel
Its: Vice President
Attest:
/s/ Warner Hastrup

PACIFICORP, doing business as
PACIFIC POWER & LIGHT COMPANY
By: /s/ Rodney M. Boucher
Its: Vice President
Attest:
/s/ C.R. Ferguson

WESTERN ENERGY COMPANY
By: /s/ Martin A. White
Its: Chairman, President and CEO
Attest:
/s/ Michael R. Grende

STATE OF MONTANA	)
) ss.
COUNTY OF SILVER BOW	)

        On this     6    day of  September, 1985, before me, the undersigned, a Notary Public in and for the State of Montana, personally appeared    Donald M. Leuschen   , known to me to be the   President   of the MONTANA POWER COMPANY and acknowledged to me that he executed the within instrument on behalf of that corporation.

        IN WITNESS WHEREOF, I have hereunto set my hand and affixed my Notarial Seal the day and year in this certificate first above. written.

/s/ Joseph D. Morris
Notary Public in and for the State of Montana
Residing at Butte
My Commission expires 3/28/88

STATE OF WASHINGTON	)
) ss.
COUNTY OF KING	)

        On this 14th day of September , 1987, before me, the undersigned, a Notary Public in and for the State of Washington, personally appeared R.G. Bailey, known to me to be the Vice President Power Systems of the PUGET SOUND POWER & LIGHT COMPANY and acknowledged to me that he executed the within instrument on behalf of that corporation.

        IN WITNESS WHEREOF, I have hereunto set my hand and affixed my Notarial Seal the day and year in this certificate first above written.

/s/ Jane K. Stordahl
Notary Public in and for the State of Washington
Residing at Redmond, Washington
My Commission expires 3/1/89

STATE OF WASHINGTON	)
) ss.
COUNTY OF KING	)

        On this       day of            , 1985, before me, the undersigned, a Notary Public in and for the State of Washington, personally appeared                      , known to me to be the                           of the PUGET COLSTRIP CONSTRUCTION COMPANY and acknowledged to me that he executed the within instrument on behalf of that corporation.

        IN WITNESS WHEREOF, I have hereunto set my hand and affixed my Notarial Seal the day and year in this certificate first above written.

Notary Public in and for the State of Washington
Residing at
My Commission expires

STATE OF MONTANA	)
) ss.
COUNTY OF SPOKANE	)

        On this 30th   day of September , 1985, before me, the undersigned, a Notary Public in and for the State of Washington, personally appeared W. L. Bryan             , known to me to be the Vice President      of the WASHINGTON WATER POWER COMPANY and acknowledged to me that he executed the within instrument on behalf of that corporation.

        IN WITNESS WHEREOF, I have hereunto set my hand and affixed my Notarial Seal the day and year in this certificate first above written.

/s/ Robert E. Boyd
Notary Public in and for the State of Washington
Residing at Spokane, Washington
My Commission expires 11-24-1986

STATE OF OREGON	)
) ss.
COUNTY OF MULTNOMAH	)

        On this 3rd    day of October   , 1985, before me, the undersigned, a Notary Public in and for the State of Washington, personally appeared L.E. Hodel      known to me to be the Vice President of PORTLAND GENERAL ELECTRIC COMPANY and acknowledged to me that he executed the within instrument on behalf of that corporation.

        IN WITNESS WHEREOF, I have hereunto set my hand and affixed my Notarial Seal the day and year in this certificate first above written.

/s/ Marian J. Avena
Notary Public in and for the State of Oregon
Residing at Portland, Oregon
My Commission expires August 27, 1987

STATE OF OREGON	)
) ss.
COUNTY OF MULTNOMAH	)

        On this   3rd   day of October   , 1985, before me, the undersigned, a Notary Public in and for the State of Oregon, personally appeared Rodney M. Boucher, known to me to be the Vice President, Power Systems of PACIFIC POWER & LIGHT COMPANY and acknowledged to me that he executed the within instrument on behalf of that corporation.

        IN WITNESS WHEREOF, I have hereunto set my hand and affixed my Notarial Seal the day and year in this certificate first above written.

/s/ JoAnn D. Rauckman
Notary Public in and for the State of Oregon
Residing at Portland
My Commission expires 11-04-85

STATE OF MONTANA	)
) ss.
COUNTY OF SILVER BOW	)

        On this   4th   day of October    , 1985, before me, the undersigned, a Notary Public in and for the State of Montana, personally appeared Martin A. White     known to me to be the Chairman, President and CEO      of WESTERN ENERGY COMPANY and acknowledged to me that he executed the within instrument on behalf of that corporation.

        IN WITNESS WHEREOF, I have hereunto set my hand and affixed my Notarial Seal the day and year in this certificate first above written.

/s/ Laurie L. Stagnoli
Notary Public in and for the State of Montana
Residing at Butte, Montana
My Commission expires 11/13/85

Exhibit 10.4

Confidential Materials omitted and filed separately with the Securities and
Exchange Commission. Asterisks denote omissions.

AMENDMENT NO. 2 TO THE
COAL TRANSPORTATION AGREEMENT

        THIS AMENDMENT NO. 2 TO THE COAL TRANSPORATION AGREEMENT is entered into as of this 24th day of August, 1998 by and among THE MONTANA POWER COMPANY, a Montana corporation (“MPC”), PUGET SOUND ENERGY, INC., a Washington corporation formerly known as Puget Sound Power and Light (“Puget”), THE WASHINGTON WATER POWER COMPANY, a Washington corporation (“Water Power”), PORTLAND GENERAL ELECTRIC COMPANY, an Oregon corporation (“Portland”), PACIFICORP, an Oregon corporation (“Pacific”) and WESTERN ENERGY COMPANY, a Montana corporation (“WECO”), MPC, Puget, Water Power, Portland, Pacific and WECO are sometimes referred to collectively as “Parties” and individually as “Party.”

Recital

        The Parties desire to amend the Coal Transportation Agreement dated July 10, 1981, as amended by Amendment No. 1 dated September 14, 1987, to eliminate the price reopeners provided in that Agreement, to eliminate the gross inequity provisions of that Agreement, and to provide a new Fee-Operating Profit to be effective July 1, 2001. Unless otherwise defined, capitalized terms herein shall have the same meaning set forth in the Coal Transportation Agreement.

Amendments

The Coal Transportation Agreement is hereby amended as follow:

1.	Effective July 1, 2001, Subsection 5.5 is deleted in its entirety and the following is inserted in lieu thereof:

“The Fee- Operating Profit component of the Base Price shall be [**] ($[**]) per ton as of July 1, 2001, and subsequently adjusted as provided in Subsection 6.6. Such per ton charge, as adjusted, shall be paid on the first [**] aggregate tons of Contract Coal transported to the Generating Plant on or after July 1, 2001. Upon the date such first [**] aggregate tons of Contract Coal have been transported to the Generating Plant (“Change in Fee Date”), the then current per ton charge shall be reduced by [**] ([**]%) percent, and such reduced charge, as subsequently adjusted by Subsection 6.6 shall be paid on all tons of Contract Coal transported to the Generating Plant after the Change in Fee Date. For purposes of this Agreement. Contract Coal shall include all coal transported to the Generating Plant during the term of this Agreement, whether transported by Western or by any third party.

2.	Effective upon execution of this Amendment No. 2, Subsection 5.10 is deleted in its entirety.

3.	Effective upon execution of this Amendment No. 2 Subsection 5.11 is deleted in its entirety.

4.	Effective upon execution of this Amendment No. 2 Subsection 6.4 is deleted in its entirety and the following sentence is inserted in lieu thereof:

“Seller shall not extend the conveyor or make any other substantial investment in the conveyor, other than as is required to maintain the conveyor in operable condition, except upon mutual agreement of the Parties.”

5.	Effective July 1, 2001, Subsections 6.6(a), 6.6(b) and 6.6(c) are deleted in their entirety and the following is inserted in lieu thereof:

“6.6 The Base Price shall also be revised to compensate for the effects of inflation or deflation on Western’s profit per ton under this Agreement as follows:

The Fee – Operating Profit shall be adjusted every January 1 and July 1 subsequent to July 1, 2002 for inflation or deflation subsequent to July 1, 2001. To compute new values the parties shall use the [**], first published for the three-month period ending July 1, [**] as the base. Expressed mathematically, the formula is as follows:

FOP = $[**]/ton *(GX)/(G1)

where:

FOP = Fee - Operating Profit, as adjusted.

Gx = [**] first published for the three-month period ending the preceding October 1 (in the case of a January 1 adjustment) or April 1 (in the case of a July 1 adjustment)

G1 = [**] first published for the three-month period ending July 1, [**].

The parties recognize that the use of $[**]/ton in the formula is subject to the reduction in the Fee –Operating Profit as of the Change in Fee Date as provided in Subsection 5.5 and upon such Change in Fee Date (a) the reduced Fee – Operating Profit as provided in Subsection 5.5 shall be substituted for $[**]/ton in the formula and (b) G1 shall become the [**] first published for the nearest three month period immediately preceding the Change in Fee Date.

If the [**] index ceases to be published by [**] or any other federal agency, or is rebased or otherwise modified, such index shall be replaced by a substantially equivalent index that after necessary adjustment, if any, provides the most reasonable substitute for such index and which is mutually agreeable to Plant Owners and Seller. If an agreement cannot be reached with ninety (90) days of discontinuance of such index, then the matter shall be submitted to arbitration pursuant to Section 11.

6.	Effective upon execution of this Amendment No. 2, the paragraph marked as Subsection 6.6(d) and the succeeding paragraph which is the final paragraph in Suction 6 are deleted in their entirety.

IN WITNESS WHEREOF, the Parties have executed this Amendment No. 2 in several counterparts.

THE MONTANA POWER COMPANY
By: /s/ C.F. Cramer
Its: Executive Vice President and Chief
Operating Officer of Energy Supply

PUGET SOUND ENERGY, INC.
By: /s/ W. A. Gaines
Its:

THE WASHINGTON WATER POWER COMPANY
By: /s/ signature not legible
Its: Senior Vice President

PORTLAND GENERAL ELECTRIC COMPANY
By: /s/ Walter Pollack
Its: Senior Vice President Power Supply

PACIFICORP
By: /s/ Dan R. Bank
Its: Vice President

WESTERN ENERGY COMPANY
By: /s/ Paul Gatzmeier
Its: President

Exhibit 10.5

Confidential Materials omitted and filed separately with the Securities and
Exchange Commission. Asterisks denote omissions.

LIGNITE SUPPLY AGREEMENT

LIGNITE SUPPLY AGREEMENT

ARTICLE A. LIGNITE	1

1.	SALE AND PURCHASE	1
2.	RESERVES	2
3.	SCHEDULES	4
4.	RENTALS AND ROYALTIES	5
5.	HOLDING CHARGE	6
6.	TITLE	7

ARTICLE B. MINING	7

7.	MINING PLAN AND LOCATION FACILITIES	7
8.	MINE CONSTRUCTION	7
9.	MINE OPERATIONS	8
10.	PRICE	10
11.	BUDGET AND PRICE ADJUSTMENT	12

ARTICLE C. GENERAL	15

12.	INDEPENDENT CONTRACTOR	14
13.	LAWS AND REGULATIONS	14
14.	INSURANCE REQUIRED OF NWR AND INDEMNIFICATION PROVISIONS	15
15.	FORCE MAJEURE	17
16.	ARBITRATION	17
17.	NONDISCRIMINATION IN EMPLOYMENT	18
18.	CHANGE OF OPERATOR	19
19.	GROSS INEQUITY	20
20.	ACCOUNTING	20
21.	AUDITS	20
22.	PAYMENTS AND AMOUNTS DUE	21
23.	TERM OF AGREEMENT	21
24.	INTERPRETATION AND ASSIGNMENT	21
25.	NOTICES	22
26.	PROGRESS REPORTS	22

EXHIBITS AND ADDENDA
Map and Chart
Exhibit A -- Northwestern Resources Co. - Development Schedule for Jewett Project
Exhibit B -- Area of Concern
Exhibit C -- Coal Analyses Developed from Core Testing

LIGNITE SUPPLY AGREEMENT

CERTAIN PROVISIONS OF THIS
AGREEMENT ARE SUBJECT T0
ARBITRATION

        THIS AGREEMENT, made and entered into this 29th day of August 1979, by and between Northwestern Resources Co., a Montana corporation authorized to do business in the State of Texas,, whose address is 40 East Broadway, Butte, Montana 59701 (hereinafter called NWR) and Utility Fuels, Inc., a Texas corporation, whose address is P. O. Box 539, Houston, Texas 77001 (hereinafter called UFI),

W I T N E S S E T H:

        WHEREAS, NWR owns or otherwise controls or may acquire reserves of lignite in the Leon, Limestone and Freestone Counties area ("Reserve Area") in the State of Texas which are suitable for production by surface mining methods; and

        WHEREAS, UFI requires an assured supply of Lignite to meet the needs of a lignite-fired electrical generating station consisting of two units, each nominally rated at 750 megawatts, ("Plant") proposed to be constructed for Houston Lighting & Power Company in Limestone County. (the first unit scheduled to be in commercial operation in the spring of 1985, the second in 1986); and

        WHEREAS, UFI also may acquire the rights to lignite reserves in the Reserve Area which can be extracted by surface mining methods, but will only be able to acquire a portion of its total lignite supply needs; and

        WHEREAS, NWR is experienced in the surface mining of coal, and can provide both a portion of the lignite reserve and the technical expertise necessary for the orderly and efficient production of the entire lignite reserve;

        NOW, THEREFORE, in consideration of the mutual covenants and agreements herein stated, the parties hereto agree as follows:

ARTICLE A

LIGNITE

        1.   SALE AND PURCHASE

        1.1   NWR agrees to dedicate, plan for production of, produce and deliver all of the lignite required for the Plant and UFI agrees to accept and pay for the same upon the terms and conditions herein set forth.

        2.   RESERVES

        2.1   UFI requires a minimum of [**] tons of recoverable lignite to meet its needs. UFI is currently negotiating for the acquisition of leases in the Reserve Area (“UFI Reserves”) which as of the date hereof will provide no less than [**] recoverable tons of lignite in seams no less than three feet thick and at mining depths no greater than one hundred fifty feet, and upon the start of production, will sublease said reserves to NWR pursuant to Section 2.8.

        2.2   NWR will dedicate all the lignite reserves currently held or to be acquired by NWR In the Reserve Area ("NWR Reserves") including no less than [**] tons of recoverable reserves in seams no less than three feet thick and at mining depths no greater than one hundred fifty feet. NWR will dedicate all additional lignite reserves it may acquire in said area until the total dedicated recoverable reserves, including the UFI Reserves, reach [**] tons in seams no less than three feet thick and at mining depths no greater than one hundred fifty feet. NWR represents that the reserves dedicated pursuant to this agreement which are held by NWR of the date hereof will provide no less than [**] tons of recoverable reserves in seams not less than three feet thick and at mining depths not greater than 150 feet. At no time, however, shall the total reserves dedicated under this Agreement be greater than the maximum number of tons, required to be delivered by NWR under Section 3.1 of this Agreement over its remaining life, unless and except, at UPI's option, surplus reserves will be dedicated under this, agreement pursuant to the provisions of Section 2.3.

        2.3   NWR will continue to acquire and develop lignite reserves in the Reserve Area through a program of lease acquisitions, drilling, coring, analysis, and related activities generally set forth in attached Exhibit A so long as such in the additional reserves can be added at reasonable cost in the light of circumstances then prevailing. All such additional reserves (in excess of the [**] recoverable tons of reserves set forth in Section 2.2 may, at UFI's option be added to the reserves dedicated under this Agreement. If UFI designates these additional reserves to be used for the Plant and verifies to NWR that such additional quantities will be required for the Plant then there will be no holding charge; however, the rentals and advance royalties for such additional reserves will be payable by UFI pursuant to Section 10.3. If UFI designates these additional reserves for use in additional generating units constructed at the site of the Plant ("Additions") then UFI shall pay to NWR a mutually agreeable holding charge each year until production of lignite for such Additions begins and such reserves shall be dedicated to UFI for use in such Additions. If UFI does not, exercise the option to add the additional reserves to those dedicated pursuant to this Agreement, NWR will substitute such additional reserves for those previously dedicated necessary to form logical mining units to minimize production, operating, and transportation costs without reducing the quantity of lignite which may reasonably be recovered. A logical mining unit for purposes hereunder shall mean a compact area that can be developed and mined in an efficient, economical and orderly manner with due regard to conservation of the lignite reserves and consistent with mining practices observed in the coal industry. Should any dispute arise between NWR, and UFI concerning substitution of such additional reserves, and the parties fail to agree on such substitution within ninety (90) days, the matter shall be submitted to arbitration for determination pursuant to Section 16 hereof. UFI agrees not to develop additional reserves within the area identified as the "Area of Concern" on the attached Exhibit B, by sponsoring or developing, directly or through others, a leasing or lease acquisition program or similar or related activities except in furtherance of the purposes of this Agreement and with the advance written approval of NWR. Nothing in this Agreement shall be deemed or construed to limit the right of UFI to acquire lignite reserves for Additions or to sell or produce lignite therefrom to, by, or for third parties, from areas outside the Area of Concern defined in Exhibit B.

        2.4   Nothing in this Agreement shall be deemed or construed to limit or prevent the acquisition of reserves by NWR in excess of those which NWR is required to dedicate to this contract or to limit or control the sale of such excess reserves or production of coal therefrom to, by, or for third parties except as stated in Section 2.3.

        2.5   All costs for lease acquisition end development including geological work, environmental studies and related activities performed on NWR's reserves will be paid by NWR. Through a similar program UFI will develop those lignite reserves it may acquire in the same area. All costs of lease acquisition and development including geological work, environmental studies and related activities performed on the UFI Reserves will be paid by UFI. The parties may elect to coordinate said development work in order to correlate geologic and other data for the entire area and gain the economies normally available under a coordinated program. The parties will conduct the development work in accordance with good geologic practices as accepted in the mining industry. Said work will proceed concurrently on leases held or to be acquired by UFI and NWR in said area, unless otherwise mutually agreed by the parties. NWR will prepare and submit the necessary permit applications for construction of mine equipment and facilities and for mining activities within the Reserve Area.

        2.6   In the event UFI elects to have NWR perform said development work on the UFI Reserves, NWR shall be paid for the work it performs as follows:

(a)	Actual cost for contract drilling, logging, surveying, mapping, land clearing, environmental studies and related activities.

(b)	Actual out of the pocket cost for employee travel, field and office supplies and expenses directly related to the work hereunder

(c)	[**]% of salaries, fringe benefits, and payroll taxes of NWR employees performing said work.

        2.7   A monthly invoice covering such reserve development activities will be submitted by NWR to UF I and UFI shall have the right to audit such records of NWR as may be necessary to substantiate any bills rendered by NWR to UFI.

        2.8   NWR will continue to own and maintain its lignite leases in good standing. UFI will sublease its lignite reserves to NWR, thereby granting to NWR the economic interest in such leases. Said sublease will provide that NWR will thereafter assume the obligations of the primary leases upon and after the commencement of mining hereunder, and that NWR shall maintain those leases in good standing. For the purposes of this Agreement, primary leases are defined as those instruments executed by the owner of the lignite reserves under the authority of which the reserves are to be mined. Such lignite shall be produced only in furtherance of the purposes of this Agreement, and said sublease shall terminate at such time as this Agreement is terminated or expires or NWR ceases to be the operator of the mine, or, if UFI deems maintenance of all or any portion of the primary leases, uneconomical, UFI may terminate such sublease as to all or such portion of the sublease properties by giving written notice thereof to NWR. NWR agrees to evidence termination of the sublease, in whole or in part, by written, recordable instrument if so requested by UFI. NWR shall not cause any liens or claims to attach to the interests covered by such sublease other than liens or claims resulting from actions of UFI.

        2.9   Lignite produced hereunder from NWR Reserves shall be of the quality and characteristics as described in column 1 on the attached Exhibit C when averaged on an annual basis. It is understood that the quality and characteristics of lignite produced hereunder will fluctuate; however, NWR guarantees that the quality and characteristics of representative samples of lignite delivered from NWR Reserves when averaged over any thirty (30) successive daily samples (except for calorific content, for which an average value shall be established for. each day of production) will not be less than the minimum nor more than the maximum specifications set forth in Column 2 in Exhibit C. Should the lignite produced from NWR Reserves fail to conform to the minimum and maximum specifications set forth in Exhibit C based on the 30 day or daily average of the samples, as the case may be, UFI shall have the right to refuse deliveries of nonconforming lignite if UFI determines in its sole discretion that use of such lignite will cause operations difficulties or result in increased cost of operation.

        3.   SCHEDULES

        3.1   UFI requires and NWR promises delivery of lignite in accordance with the following schedule:

YEAR	ANNUAL DELIVERIES
(THOUSAND TONS)
1984	4,000
1985	300
1986	7,400
1987	8,000
1988-2014	[**]
2015	[**]

         This schedule may be adjusted by UFI from time to time to meet changing operating requirements. UFI shall provide written notice to NWR on or before September 1st of each year, of the expected production requirement for the following year. Maximum tonnage to be delivered by NWR shall not exceed [**] tons per year unless agreed to in writing by the parties in advance.

        3.2   The minimum quantity of lignite to be delivered each year from UFI reserves and NWR reserves shall be as follows:

	Minimum Annual Deliveries
	(000's tons)

Year	Total	UFI	NWR

1984	0	0	0

1985	2500	2500	0

1986	2500	2500	0

1987	5300	2500	2800

1988-1996	6400	2500	3900

1997-2014	[**]	[**]	[**]

2015	[**]	[**]	[**]

        3.3   If in any year the total lignite delivered less than the Total Minimum Annual Deliveries pursuant to Section 3.2 whether due to force majeure or otherwise, then the Minimum Annual Deliveries for each party for such year shall be revised on a pro-rata basis to reflect the reduced deliveries ("Revised Minimum Deliveries"). Notwithstanding the above, UFI shall retain the right to specify the volume of deliveries to be taken from each party's reserves. If, as a result of UFI's exercise of such right, the volume of actual deliveries from NWR Reserves is less than the Revised Minimum Deliveries for NWR Reserves, UFI shall pay to NWR as a prepayment the dedication fee as adjusted pursuant to Sections 10.4 and 10.6, for each ton by which UFI elects to reduce deliveries from NWR Reserves below the Revised Minimum Deliveries.

        3.4   The number of tons of lignite for which the dedication fee has been paid pursuant to section 3.3 but which have not been delivered may be taken by UFI during any subsequent year or years during the term hereof without payment of such dedication fee on said tons. Such lignite shall be taken from all deliveries from NWR Reserves which are in excess of the Minimum Annual Deliveries from NWR Reserves for such year or years until said tons are recovered or until this agreement is terminated. No dedication fee shall be payable to NWR on tons delivered from NWR Reserves in subsequent years in excess of the Minimum Annual Deliveries from NWR Reserves until all tons for which prepayments have been made pursuant to this provision have been recovered.

        4.   RENTALS AND ROYALTIES

        4.1   NWR shall pay all rentals, royalties and overriding royalties required by the terms of’ its lignite and surface leases. Upon and after the commencement of mining, NWR shall pay the rentals, royalties and overriding royalties required by the terms of the primary leases subleased by UFI to NWR pursuant to Section 2.8 hereof. NWR will pay to UFI an overriding royalty equal to the dedication fee provide for in Section 10.4, as adjusted, on each ton of lignite produced from such UFI leases.

        4.2   It is understood that NWR, its successors and assigns, will retain an economic interest in its lignite and will acquire an economic interest in UFI's lignite through a sublease of UFI's lignite as provided in Section 2.8 and may take all applicable depletion allowances for tax purposes as permitted under local, state and federal laws.

        5.   HOLDING CHARGE

        5.1   UFI will pay to NWR on September 1, 1979 and on September 1 of each year thereafter until production of lignite to begins, an annual holding charge for the reserves held and dedicated by NWR under the provisions of Section 2.2. The amount of such holding charge shall be calculated at a rate of $[**] for each one thousand tons of recoverable reserves so held and dedicated as of the date such payment is due. NWR shall promptly make available to UFI all data in its possession, including evaluations, necessary to determine the quantity of lignite reserves held by NWR, and the parties shall mutually agree on the quantity of such reserves. In the event agreement is not reached on any reserve determination by the date the applicable a holding cost is due the payment thereof shall be based upon UFI’s calculation pending final determination of the reserves dedicated, at which time an adjustment to reflect the actual amount due shall be paid to NWR. If the parties fail to agree on this matter within ninety (90) days after the date payment of the holding charge is due, the issue shall be submitted to arbitration for determination as provided in Section 16 hereof.

        5.2   In the event of termination of this Agreement prior to first delivery, or upon first delivery, the last holding charge paid prior to such termination or first delivery shall be prorated, based on the length of the period from the date of payment to the date of termination or first delivery, and the balance of the payment, if any, shall be promptly refunded to UFI .

        5.3   The total amount of such payments plus simple interest at a floating rate on the unrecovered balance will be recoverable by UFI from one-half of the fees described in Sections 10.4 and 10.5 hereof until the total amount of such holding cost payments plus interest has been recovered by UFI. The interest rate will be computed quarterly by multiplying the weighted average prime interest rate charged by the Texas Commerce Bank, National Association to its large commercial borrowers for that quarter times [**]. This rate will be applied during the succeeding quarter. In no case will the rate so computed be less than [**]% per annum. Unrecovered holding costs plus interest will be carried forward to subsequent calendar quarters.

        5.4   If this agreement is terminated, all sums advanced by UFI pursuant to Section 5.1 and unrecovered by UFI pursuant to Section 5.3 shall be retained by NWR; provided, however, that should NWR be prevented from performing as a result of force majeure affecting it pursuant to Section 16, then NWR will refund all holding costs paid pursuant to Section 5.1 to UFI plus accrued unpaid interest. The parties understand that there are certain legal questions relating to ownership of lignite in the State of Texas, which when settled, may increase or diminish the reserves held by either party. A material diminution of such reserves as a consequence thereof is force majeure.

        6.   TITLE

        6.1   NWR hereby warrants the title to all lignite delivered from its reserves dedicated hereunder, the right to sell the same, and that it is free from all liens and adverse claims, and agrees to indemnify UFI against all suits, actions, debts, accounts, damages, costs (including attorneys’ fees), losses and expenses arising from or out of any adverse claims of any and all persons to or against said lignite.

        6.2   UFI hereby agrees to warrant the title to all lignite reserves that it may sublease to NWR under the terms of this Agreement, and agrees to indemnify NWR against all suits, actions, debts, accounts, damages, costs (including attorneys' fees) losses and expenses arising from or out of any and all persons to or against said lignite.

ARTICLE B

MINING

        7.   MINING PLAN AND LOCATION FACILITIES

        7.1   NWR shall develop an initial mining plan including equipment requirements, location of facilities and configurations of mine areas consistent with good mining engineering practices as observed in the industry. Said initial plan shall cover all reserves dedicated hereunder and include the reserves to be acquired by UFI. NWR and UFI shall cooperate in establishing the locations of delivery points, lignite transportation systems, electrical transmission and distribution lines and the location and layout of facilities associated with the mine. NWR shall consult with UFI on the mining plan to facilitate the scheduling and construction activities of UFI; UFI shall likewise advise NWR of its schedules and requirements to assist NWR in its scheduling and construction activities.

        NWR shall submit the proposed initial mining plan to UFI for its review and approval. Said initial mining plan shall be in accordance with recommendations by a recognized and mutually acceptable consulting mining engineering firm. It shall be NWR's responsibility to prepare and submit all necessary permit applications for mine construction and mining activity.

        7.2   NWR shall submit annual mining plans to UFI on October 1st prior to each calendar year in which production of lignite occurs. Said annual mining plans shall be in detail sufficient to support the budgeted cost of production submitted for the calendar year pursuant to Section 11.2 hereof. UFI and NWR shall agree on the annual mining plan within 30 days of submittal.

        8.   MINE CONSTRUCTION

        8.1   UFI shall purchase all mining machinery, other equipment, initial spare parts, buildings, permanent access roads, powerlines, mining equipment and facilities, and related items, structures, facilities and land surface interests deemed necessary for doing and performing the work hereunder. Selection of said mining equipment and facilities shall be in accordance with the provisions of Section 7.1. The equipment, facilities, and materials purchased by UFI pursuant to this Agreement shall in no event be used for any purpose other than mining lignite for the benefit of UFI, except as specifically authorized in writing by UFI.

        8.2   NWR and UFI shall enter into a construction and operating agreement covering said mining equipment and facilities, such agreement providing for performance by NWR of supervisory service for acquisition and erection activities and for operation of said mining equipment and facilities solely for the benefit of UFI in connection with the production, processing and delivery of lignite, and the reclamation of mined land hereunder

        8.3   The construction and operating agreement concluded pursuant to Section 8.2 shall provide for compensation to NWR for the performance of management and supervisory service for the acquisition and erection activities on the following basis:

(a)	Actual cost is for the labor, payroll taxes and fringe benefits for NWR employees performing the supervisory service.

(b)	Actual out of the pocket cost for employee travel, field and office supplies and expenses directly related to the work.

(c)	[**]% of the costs under (a) above as a fee; such amount payable only during the first two years said services are provided.

        8.4   The equipment and facilities shall at all times be owned by UFI, and NWR shall not be entitled to income tax credit or deductions, arising out of or resulting from such ownership, unless otherwise mutually agreed by the parties.

        8.5   UFI shall purchase all transportation equipment and facilities necessary for transporting the lignite from points of delivery to be agreed upon by the parties ("Delivery Points") to the Plant. Said transportation equipment and facilities shall be selected by UFI and shall be consistent with the miring plans developed pursuant to Section 7.1 hereof.

        8.6   UFI and NWR may elect to include said transportation equipment and facilities under t his agreement described in Section 8.2.

        9.   MINE OPERATIONS

        9.1   NWR shall perform all work necessary for producing, processing and delivering lignite to Delivery Points in the vicinity of the mine area, and for the reclamation of mined lands hereunder.

        9.2   The lignite shall be produced in accordance with the schedule contained in Section 3 as adjusted pursuant to the provisions hereof. In connection with the scheduling of production, NWR and UFI agree to cooperate to minimize the impact of vacation, maintenance and repair shut downs of the mine and Plant.

        9.3   If UFI determines that it will not require for a period of one year or longer, all or a portion of the lignite provided for pursuant to Section 3, it will advise NWR in writing as to the quantity of lignite not required. UFI may request NWR to attempt to sell to other parties any of said lignite not required by UFI. NWR will use its best efforts to sell such lignite, but shall not make such sales without the specific approval of UFI. NWR shall not be required to sell such lignite to other parties in substitution for lignite not dedicated hereunder. The proceeds of any such sale of lignite shall he credited to UFI and UFI shall pay to NWR the amounts due under Section l0 hereof. Amounts of lignite sold pursuant to this Subsection 9.3 shall be credited against the tonnage scheduled as specified in Section 3, and the maximum tons of recoverable reserves dedicated under Section 2 shall be reduced by such amount.

        9.4   The lignite shall be sold f.o.b. Delivery Points and the transportation of the lignite from said Delivery Points to the Plant shall be the responsibility of UFI unless other-wise mutually agreed by the parties.

        9.5   The lignite delivered hereunder shall be weighed upon delivery to the Delivery Point by NWR using equipment and procedures agreed upon by the parties. NWR shall calibrate said equipment as necessary to maintain an accuracy consistent with the manufacturer's specifications, and furnish copies of such calibration reports to UFI. A ton of 2,000 pounds shall be the unit of measure. UFI shall have the right to check the accuracy of said equipment and procedures used in weighing the lignite and calibrating said equipment, and the right to have a representative present at the calibration and weighing. If upon calibration the scales are found to be in error by an amount greater than is allowed by customary practice in the mining industry, the parties shall agree upon the total weight of lignite delivered hereunder since the date of the last calibration and NWR shall charge or credit UFI, as appropriate, for the difference in weight, including any adjustments to prior periods. Should the parties fail to agree within ninety (90) days of the discovery of the error, upon the allowable error in calibration or the total weight of lignite delivered since the last calibration, the matter shall be submitted to arbitration for determination pursuant to Section 16 hereof.

        9.6   At least one representative sample from each Delivery Point from each day's shipment of lignite hereunder shall be taken by NWR and supplied to UFI unless otherwise agreed to in writing. UFI shall analyze the daily samples from each Delivery Point and shall submit a copy of the report of said analysis to NWR. The sampling and analysis shall be performed in accordance with ASTM D2234, or such other methods as the parties may agree upon. A composite daily analysis shall be prepared from the results from each Delivery Point by weighting said results according to the tons of lignite delivered to each Delivery Point. UFI shall have the right to have a representative present to observe the sampling, and NWR shall have the right to have a representative present to observe the analysis.

        9.7   UFI shall divide all samples into three parts and put them in suitable airtight containers, the second and third containers in each case to be held available by UFI for a period of sixty (60) days after the end of the calendar month in which such sample was taken. One part of each sample shall be for UFI's analysis; one part shall be available to NWR upon request; and the third part shall be retained in one of the aforesaid containers, properly sealed and labeled, to be analyzed if a dispute arises due to a difference between UFI's and NWR's analysis. Each party hereto assumes the cost of analysis of its sample.

        9.8   The analysis of the third part of each sample, should its analysis be found necessary, shall be made by a commercial testing laboratory, mutually chosen, and the results of such commercial laboratory shall be controlling. The cost of the analysis made by such commercial laboratory shall be shared equally by the parties hereto.

        9.9   NWR shall furnish to UFI complete copies of all analyses of cores taken by NWR from the Area of Concern. Such analyses shall include, as a minimum, all the characteristics defined in Exhibit C to this Agreement, and, at UFI's request, shall include an ultimate analyses.

        10.   PRICE

        10.1   UFI shall pay for the lignite sold and delivered hereunder a price which annually equals the cost of production pursuant to Section 10.2 hereof, plus the other costs pursuant to Section 10.3 hereof, plus the dedication fee pursuant to Section 10.4 hereof, plus the management fee pursuant to Section 10.5 hereof, all as adjusted herein.

        10.2   For the purposes of this Section 10.2, cost of production shall mean the [**] cost to NWR incurred in producing, [**]. Such costs shall be determined and allocated in accordance with generally accepted accounting principles observed in the mining industry and shall include the following:

        (a)   All costs of production, [**] in the following classifications:

        1.   [**].

        2.   [**].

        3.   [**].

        4.   [**].

        5.   [**].

        6.   [**].

        7.   [**].

        8.   [**].

        (b) [**]:

        1.   [**].

        2.   [**].

        (c) [**]:

        [**].

        (d)   General:

        [**] costs related to operation of the mine including the cost of [**]. Charges to UFI for such services shall be allocated according to generally accepted accounting principles. [**] shall not be chargeable hereunder.

        The costs incurred under this Section 10.2 shall be accrued on a per ton basis consistent with generally accepted accounting principles. Upon mutual agreement of the parties hereto, the basis for the accrual of all or a portion of the costs under this Section 10.2 may be changed in order to mere accurately reflect the costs of production.

        10.3   Other costs of production shall include costs incurred by NWR in producing, [**] which by their nature, are not directly related to the [**]. Such costs shall be determined and allocated in accordance with generally accepted accounting principles observed in the mining industry and shall include the following:

        (a)   Costs not related to production during budget period:

Costs which would otherwise be classified as costs of production under Section 10.2 but which cannot be allocated on a per ton basis in any meaningful way because [**].

        (b)   [**]:

        [**].

        (c)   [**]:

        [**].

        (d)   [**]:

        [**].

        (e)   [**]:

        [**].

        (f)   [**]:

        [**].

        The costs under this Section 10.3 shall be recovered from UFI on [**] basis as incurred by NWR. Such amount shall be estimated annually in advance by NWR and submitted with the budgeted cost of production furnished pursuant to Section 11.2 hereof.

        10.4   A dedication fee as consideration for dedication of lignite to reserves shall be levied on each ton of lignite produced hereunder from NWR reserves. The initial dedication fee is $[**] per ton and is adjustable according to changes in the [**] from the index for the second quarter [**], pursuant to Section 10.6 hereof. Said dedication fee shall be computed on the total tons delivered from NWR reserves during each calendar month except as provided in Section 3.3.

        10.5   A management fee shall be payable on each ton of lignite produced hereunder. The initial management fee is $[**] per ton, and is adjustable according to changes in the [**] from the index for the second quarter [**] pursuant to Section 10.6 hereof. Said management fee shall be computed on the total tons delivered during each calendar month.

        10.6   The dedication fee under Section 10.4 and the management fee under Section 10.5 shall be adjusted on the first day of each calendar quarter by the percentage determined by dividing the [**] for the quarter commencing six months prior to the current calendar quarter by [**] said index number for the second quarter [**]. In no event, however, shall either fee be adjusted below the initial fee by application of the adjustment provided for in this Section 10.6.

        10.7   The dedication fee under Section 10.4 and the management fee under Section 10.5 shall be reduced by [**]% the total of said fees to reflect recovery of the holding chance payments plus interest pursuant to Section 5.3, until such holding charge payments plus interest are fully recovered.

        10.8   The dedication fee pursuant to Section 10.4 shall be open for renegotiation at the written request of either party, if in the opinion of that party conditions change so as to thwart the intent of the parties that NWR will earn a reasonable profit on the sale of lignite to contemplated by this agreement and UFI will pay a price not in excess of market value.

        11.   BUDGET AND PRICE ADJUSTMENT

        11.1   NWR shall submit to UFI upon completion and approval of the initial mining plan pursuant to Section 7 hereunder, a capital budget for all the mining machinery, other equipment, initial spare parts, buildings, permanent access roads, powerlines and related items, structures, facilities and land surface interests. A statement of anticipated cash requirements for the purchase and erection of said items in such detail as UFI shall request shall be submitted by NWR on October 1st of the year preceding the calendar year of first expenditure, and on October 1st of each year thereafter. Such statements shall include the estimated cash requirements for the next five calendar years.

        11.2   On the October 1 prior to each calendar year in which production of lignite occurs, NWR shall submit to UFI a budgeted cost of production for the following calendar year. Said budgeted cost will be comprised of estimates of the cost per ton for each item included under Section 10.2(a) hereof. The budgeted cost shall be adjusted from time to time to reflect increases or decreases occurring after the date of submission of said budgeted costs resulting from changes as follows:

        (a)   [**]

        (b)   [**]

        (c)   [**]

        (d)   [**]

        (e)   [**]

        (f)   [**]

        (g)   [**]

        (h)   [**]

        For changes under 11.2(h) above, the budgeted cost of production shall not he adjusted until the increase or decrease is [**]% or more of the then effective budgeted cost.

        UFI and NWR shall agree on the budgeted cost of production on or before the November 1 preceding the budget year, and the budgeted cost of production so agreed upon as adjusted pursuant to this Section 11.2, shall be used in establishing the adjustment to the management fee pursuant to Section 11.3.

        In addition to and contemporaneously with the submittal of the budgeted cost of production, NWR shall provide an estimate of the costs for those items included in Section 10.2, Subsections (b), (c), and (d) , and Sections 10.3, 10.4, and 10.5.

        11.3   The management fee payable under Section 10.5, as adjusted, shall be subject to further adjustment due to variance between the actual cost of production pursuant to Section 10.2(a) and the mutually approved budgeted cost of production pursuant to section 11. 2 hereof.

        If, in any calendar quarter, the actual cost of production is less than [**] percent ([**]%) of the budgeted cost of production or more than [**] percent ([**]%) of the budgeted cost for that quarter, the adjusted base management fee shall be subject to further adjustment as provided below.

        For quarters in which the actual cost of production is less than [**]% of the budgeted cost of production, the per ton management fee shall be increased by an amount determined as follows:

        (a)   Divide the actual cost of production by the budgeted cost of production and subtract this quotient from [**].

        (b)    Multiply the adjusted base management fee by the result in (a). This product shall be added to the per ton management fee, as adjusted, to reflect a bonus to NWR for efficient operation.

For quarters in which the actual cost of production is more than [**]% of the budgeted cost of production, the per ton management fee shall be decreased by an amount determined as follows:

        (a)   Divide the actual cost of production by the budgeted cost of production and subtract [**] from this quotient.

        (b)    Multiply the adjusted base management fee by the result in (a) . This product shall then be subtracted from the per ton management fee, as adjusted, to reflect a penalty to NWR for inefficient operation.

        Any penalty or bonus so calculated shall be limited to [**]% of the then effective management fee. Any difference between the amount of dedication and management fees actually paid for lignite delivered during the quarter and the amount actually due as a result of this adjustment shall promptly be debited or credited to NWR or UFI, as the case may be.

        11.4   The dedication fee in Section 10.4 and the management fee in section 10.5, as adjusted, are for lignite having a calorific content which is the weighted average for all reserves to be mined pursuant to this agreement ("Average Calorific Content"). By mutual agreement between NWR and UFI, an appropriate range of calorific content, for purposes of adjusting such fees only, will be established for lignite to be mined from all the reserves, and a review period for the calorific content of lignite delivered will be selected, such period not to be less than one calendar quarter. Whenever the weighted average caloric value of lignite delivered hereunder during any review period, as determined by mutually acceptable procedures, varies above or below the defined range, the applicable dedication fee and management fee shall be adjusted as follows:

        (a)    Compute the total dedication arid management fees for lignite delivered during said review period;

        (b)    Multiply such total fees by the average number of Btu per pound of lignite delivered during said review period;

        (c)   Divide the result of (b) by the Average Calorific Content defined above;

        (d)    The amount determined in (c) is the adjusted dedication and management fees for lignite delivered during said review period.

        Any difference between the amount of dedication and management fees actually paid for lignite delivered during said review period and the amount actually due shall promptly be debited or credited to NWR or UFI, as the case may be.

ARTICLE C

GENERAL

        12.   INDEPENDENT CONTRACTOR

        12.1   NWR for all purposes hereunder will be an “independent contractor” and not an employee, agent or representative of UFI.

        13.   LAWS AND REGULATIONS

        13.1   NWR agrees to comply fully with all State of Texas laws and regulations, all applicable Federal laws and regulations, and municipal ordinances in doing and performing the work hereunder.

        13.2   NWR further agrees to comply fully with the Occupational Safety and Health Act of 1970, as amended; the Federal Coal Mine Health and Safety Act of 1969, as amended and all regulations issued thereunder, and all State laws and regulations enacted and adopted pursuant thereunder.

        14.   INSURANCE REQUIRED OF NWR AND INDEMNIFICATION PROVISIONS

        14.1   NWR shall secure and maintain such insurance policies as will protect itself, its subcontractors and UFI and any affiliated companies, from claims for bodily injuries, death or property damage which may arise from operations under this Agreement whether such operations be by itself or by any subcontractor or anyone employed by them directly or indirectly. The following insurance policies are required:

	Kinds of Insurance	Limits of Liability
(a)	Worker's Compensation and Employer's Liability
	(1) Statutory or Voluntary	Statutory
	(2) Employer's Liability	$100,000 each person and each accident

Bodily Injury
(b)	Comprehensive General Liability covering all operations under this Agreement. The policy shall be endorsed to include contractual liability assumed under this Agreement.	$300,000 each occurrence

Property Damage
	Any exclusions in both the Comprehensive General Liability and the Contractual Coverage part relating to explosion, collapse, underground damage, or work within 50' of a railroad shall be completely deleted.	$100,000 each occurrence $100,000 aggregate
UFI shall be included as an additional insured as respects all work performed or on behalf of NWR.

Bodily Injury
(c)	Comprehensive Auto Liability – UFI shall be included as $300,000 per occurrence an additional insured as respects all work performed by or on behalf of NWR.	$300,000 each occurrence

Property Damage
$100,000 per occurrence

Combined Limits
(d)	As an alternative to subparagraphs (b) and (c) above a Combined Single limit Bodily Injury and Property Damage policy incorporating all requirements in (b) and (c) can be arranged.	$500,000 Combined Bodily Injury and Property Damage including automobile.

Combined B.I. and P.D.
(e)	Umbrella or Excess Liability UFI shall be included as an additional insured as respects all work performed by or on behalf of NWR	$1,000,000 in excess of limits under the Employers Liability, Comprehensive General Liability and Automobile Liability insurance.

        14.2   In addition, NWR shall provide insurance coverage on the equipment and facilities provided for NWR's use by UFI pursuant to Section 8 hereof in amounts and of the type agreed to by the parties. NWR shall not be responsible for insurance of the equipment and facilities during shipment and erection unless otherwise agreed to by the parties.

        14.3   Certificates and/or copies of policies of such Insurance, shall be filed with UFI and shall be subject to its approval as to adequacy of protection. Said certificates of insurance shall contain a ten (10) day written notice of cancellation in favor of UFI.

        14.4   Any premium savings, refunds or reductions applicable to any insurance coverages required in this Agreement shall be credited for the account of UFI and is subject to audit by UFI.

        14.5   Indemnity

        So long as NWR is the operator of the mine, it agrees to protect, indemnify and hold UFI and any affiliated companies and their respective officers and employees free and harmless from and against any and all claims, demands, causes of action, suits or other litigation (including all costs thereof and attorneys' fees) of every kind and character arising in favor of NWR or any third party (including, but not limited to, personnel furnished by NWR or its sub-suppliers or its subcontractors) on account of bodily injuries, death or damage to property in any way occurring, incident to, arising out of or in connection with doing and performing the work hereunder all regardless of whether or not UFI or any affiliated companies or their respective officers or employees are negligent in whole or in part and even when caused by the sole fault of UFI or any affiliated companies or their respective officers or employees. With regard to those causes of action which occur prior to the termination of this Agreement, this indemnity shall survive this Agreement.

        15.   FORCE MAJEURE

        15.1   If either party is prevented from performance of its obligations due to the inability to acquire sufficient lignite or if, because of force majeure, either party shall be unable to carry out any of its obligations under this Agreement, then the obligations of that party shall be suspended to the extent made necessary by such force majeure except as provided under Section 15.2 hereof. The party affected by force majeure shall give notice to the other party as promptly as practicable of the nature and probable duration of such force majeure. The term “force majeure” shall mean acts of God, legislation or lawful regulations of any governmental body, court orders, acts of the public enemy, riots, strikes, labor disputes, labor or material shortages, fires, explosions, floods, breakdowns of or damage to the Plant, mines, equipment or facilities, interruptions in transportation, embargoes, or without limitation by the foregoing, any other cause beyond the control of the parties which wholly or partially prevents the delivery of the lignite by NWR or the receiving or transporting of the lignite by UFI or utilization of the lignite by the Plant. UFI and NWR shall use all reasonable means of avoiding the consequences of any of the foregoing. In the event of partial force majeure which reduces the ability or capacity of NWR to mine or deliver lignite to UF1, or reduces .the ability or capacity of UFI to receive or transport lignite produced by NWR, or reduces the ability or capacity of the Plant to utilize the lignite, then to such extent the affected party is able to continue its operations, it will do so. However, nothing in the foregoing shall require the party affected by such partial force majeure to continue its operations if to do so would, in its sole discretion, be unreasonable.

        15.2   In the event production of lignite is temporarily suspended by reason of force majeure NWR shall be compensated for its reasonable costs and expenses (in the categories set forth in section 10 hereof) incurred during such period of suspension. NWR shall use its best efforts to keep such costs and expenses to a minimum consistent with being able to resume operations as required by UFI.

        16.   ARBITRATION

        16.1   Any dispute arising between NWR and UFI referable to arbitration by the other provisions hereunder shall be determined by a board of three arbitrators to be selected for each controversy so arising as follows: Either of the parties to such controversy may, at any time such board of arbitration is desired by it, notify the other party to such controversy in writing of the name of an arbitrator, and such other party shall select an arbitrator and notify the party desiring arbitration of the name of such arbitrator within twenty (20) days. If such other party shall fail within twenty (20) days to name a second arbitrator, then the party who first served the notice may on reasonable notice to the other party apply to the person who is then Senior Judge in length of service of the United States District Court for the Southern District of Texas, Houston, Texas, for the appointment of such second arbitrator for or on behalf of the other party, and in such case the arbitrator appointed, by the person who is such judge shall act as if named by the other party. The two arbitrators chosen as above provided for shall within twenty (20) days after the appointment of the second arbitrator choose the third arbitrator, and in the event of their failure to do so within said twenty (20) days, either of the parties hereto may in like manner, on reasonable notice to the other party, apply to the person who is such judge for the appointment of a third arbitrator and in such case the arbitrator appointed by the person who is such judge shall act as third arbitrator. The board so constituted shall fix a reasonable time and place for the hearing, at which time each of the parties hereto may submit such evidence as it may see fit. Such board shall determine the matters submitted to it pursuant to the provisions of this Agreement.

        16.2   The action of a majority of the members of such board shall govern and their decision in writing shall be final and binding on the parties hereto.

        16.3   Each party shall pay the expense of the arbitrator selected by or for it and of its own witnesses, counsel and employees, and all other costs of the arbitration shall be equally divided between the parties hereto.

        16.4   The above agreements respecting submission of controversies to arbitration have been concluded upon the advice of counsel of both parties.

/s/ James W. Pounds	/s/ John Carl
Counsel for Buyer	Counsel for Seller

        17.   NONDISCRIMINATION IN EMPLOYMENT

        17.1   NWR represents that it is in compliance with the following provisions regarding equal Employment opportunity: (Provisions of subsections (1) through (7) of Section 202 of Executive Order 11246, as amended).

        17.2   During the performance of this Agreement, NWR agrees as follows:

        (1)   NWR will not discriminate against any employee or applicant for employment because of race, religion, color, sex or national origin. NWR will take affirmative action to ensure that applicants are employed, and that employees are treated during employment, without regard to their race, religion, color, sex or national origin. Such action shall include but not be limited to the following: employment, upgrading, demotion, or transfer, recruitment or recruitment advertising, layoff or termination, rates of pay or other forms of compensation, and selection for training, including apprenticeship. NWR agrees to post in conspicuous places, available to employees and applicants for employment, notices to be provided by the buying officer, setting forth the provisions of this nondiscrimination clause.

        (2)   NWR will, in all solicitations or advertisements for employees placed by or on behalf of NWR, state that all qualified applicants will receive consideration. for employment without regard to race, religion, color, sex or national origin.

        (3)   NWR will send to each labor union or representative of workers with which he has a collective bargaining agreement or other contract or understanding, a notice, to be provided by the agency buying officer advising the labor union or workers' representative of NWR's commitments under Section 202 of Executive order Number 11246 of September 1965, and shall post copies of the notice in conspicuous places available to employees and applicants for employment.

         (4)    NWR will comply with all provisions of Executive Order Number 11246 of September 24, 1965, and the rules, regulations, and relevant orders of the Secretary of Labor.

        (5)    NWR will furnish all information and reports required by Executive order Number 11246 of September 24, 1965, and by the rules, regulations, and order of the Secretary of Labor, or pursuant thereto, and will permit access to its books, records, and accounts by the buying agency and the Secretary of Labor for purposes of investigation to ascertain compliance with such rules, regulations, and orders.

        (6)   In the event of NWR's noncompliance with the non-discrimination clauses of the Agreement or with any of such rules, regulations, or orders, this Agreement may be cancelled, terminated or suspended in whole or in part and NWR may be declared ineligible for further Government contracts in accordance with procedures authorized in Executive Order Number 11246 of September 24, 1965, and such other sanctions may be imposed and remedies invoked as provided in Executive Order of September 24, 1965, or by rule, regulation, or order of the Secretary of Labor, or as otherwise provided by law.

        (7)   NWR will include the provisions of Paragraphs (1) through (7) in every subcontract or purchase order unless exempted by rules, regulations or orders of the Secretary of Labor issued pursuant to Section 204 of Executive Order Number 11246 of September 24, 1965, so that such provisions will be binding upon each subcontractor or vendor. NWR will take such action with respect to any subcontract or purchase order as the buying agency may direct as a means of enforcing such provisions including sanctions for noncompliance; provided, however, that in the event NWR becomes involved in, or is threatened with, litigation with a subcontractor or vendor as a result of such direction by the buying agency, NWR may request the United States to enter into such litigation to protect the interest of the United States.

        18.   CHANGE OF OPERATOR

        18.1   NWR agrees to operate the mine and perform all mining, reclamation, maintenance and other operating activities in an orderly and efficient manner consistent with good operating practices in the mining industry. If, at anytime, UFI should deem NWR operations inefficient, wasteful or careless, or otherwise not in substantial accord with good practice as judged by standards and customs in the mining industry, then it shall notify NWR of its conclusions specifying the matters complained of and, at its option, recommending improved methods or practices which, in its opinion, will cure the problems it has identified.

        18.2   NWR refuses to correct such matters, or adopt such recommended practices, then, after hearing by arbitration as provided in Section 16 thereof resulting in a decision adverse to NWR, UFI may designate itself as operator of the mine, or may designate another party as operator. The fact that another party might be willing to operate the mine at a lesser management fee than NWR is charging is not a cause for change of operator.

        UFI will require the new operator to diligently and promptly furnish to NWR all information required by NWR for the timely payment of lease rentals, royalties, overriding royalties and other charges under the leases in order to maintain the said leases in good standing.

        18.3   In the event of such change of operator as provided in Section 18.2, UFI will continue to pay NWR the dedication fee provided for under Section 10.4 adjusted for changes in the manner stated in Section 10.6, and subject to payments on production rates in effect from time to time under the provisions of Section 3. UFI shall also reimburse NWR for its actual cost for .lease rentals, royalties, overriding royal ties and other, costs paid by NWR, in connection with the reserves dedicated hereunder including but not limited to, payment, of every kind required by mineral or surface leases.

        19.   GROSS INEQUITY

        19.1   If during the term of this Agreement, either party believes an unusual condition has occurred resulting in a gross inequity, it may notify the other party furnishing it with documentary evidence in support thereof. For the purposes hereof, an unusual condition resulting in a gross inequity is a circumstance or set of circumstances, reasonably unforeseeable at the time of execution hereof, which tends to make performance of this Agreement unreasonably advantageous or burdensome to one of the parties. The parties agree to meet, and in good faith, determine whether a gross inequity exists, and if it is agreed a gross inequity does exist, the parties agree to renegotiate this Agreement in a manner that such gross inequity is removed.

        20.   ACCOUNTING

        20.1   UFI will be responsible for maintaining all accounting and budgetary records during the construction phase of the project and for preparing and issuing all accounting and budgetary reports required by either party. NWR may provide members to this accounting staff in positions to be agreed upon.

        20.2   NWR will be responsible for maintaining all accounting and budgetary records during the production and reclamation phase of the project and for preparing and issuing all accounting and budgetary reports required by either party. UFI will assign accounting personnel to the project in a supervisory and approval capacity to review the accounting policies and procedures followed by NWR and to perform general audit functions on a daily basis.

        20.3   NWR and UFI shall agree on the accounting and budgetary policies, procedures and systems. If either party believes that any accounting or budgetary policies, procedures and systems are not acceptable, then it shall notify the other party of its findings and recommend changes to correct the deficiency, and the party so notified shall use its best efforts to correct said deficiency.

        21.   AUDITS

        21.1   UFI has the right to have a firm of certified public accountants acceptable to NWR and UFI audit such records of NWR as may be necessary to substantiate any invoices rendered by NWR to UFI. At UFI’s option, internal auditors may be used for this purpose. Any differences in amounts actually paid and amounts actually due as determined by audit shall promptly be credited to UFI or NWR. as the case may be, and shall be applied. to the next invoice. NWR’s accounting and budgetary records shall be available for audit during regular business hours.

        22.   PAYMENTS AND AMOUNTS DUE

        22.1   NWR will submit invoices to UFI addressed as follows:

                Utility Fuels, Inc.
                Accounts Payable
                P.O. Box 539
                Houston, TX 77001

on the first and sixteenth days of each month for amounts due hereunder (except for amounts due pursuant to Sections 2, 7 & 5) and shall provide such documentation as may be reasonably required by UFI.

        22.2   UFI shall make payments to NWR at its office at P.O. Box 149, Huntsville, Texas 77340 at any other office that NWR shall designate, within fifteen (15) days after receipt of invoices rendered hereunder.

        23.   TERM OF AGREEMENT

        23.1   This Agreement shall be in full force and effect from, the date first above written until terminated:

            (a) By agreement of the parties; or

            (b) Upon expiration of a term of 36 years from the date hereof, unless extended by agreement of the parties.

        24.   INTERPRETATION AND ASSIGNMENT

        24.1   This Agreement shall be governed by, and construed in accordance with, the laws of the State of Texas.

        24.2   The Article headings, in this Agreement are for convenience only, and shall not be considered a part of, or used in the interpretation of this Agreement.

        24.3   This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns; provided, however, this Agreement may not be assigned or otherwise transferred by either NWR or UFI without the written consent of the other party, except that such consent shall not be required for assignment or transfer by a party to any affiliate company or by virtue of statutory merger, consolidation or reorganization.

        24.4   In the event of assignment hereof by either party, the assignee shall assume all of the obligations hereunder of the assigning party; however, the assigning party shall not thereby (nor by the consent to such assignment) be relieved of any of its obligations hereunder, it being understood that each party hereto shall in all respects remain fully obligated and responsible for the performance of its obligations under this Agreement unless and until expressly released therefrom in writing by the other party.

        25.   NOTICES

        25.1   UFI shall designate a manager to act as its agent for purposes of scheduling deliveries and the giving and receiving of notices excepting invoices, and for all other purposes herein.

        25.2   Until a different address is given in writing to the other party by the party entitled to receive notice, notices under this contract shall be in writing addressed:

                  if directed to UFI to:

                  Utility Fuels, Inc.
                  P.O. Box 539
                  Houston, Texas 77001

                  and if directed to NWR to:

                  Northwestern Resources Co.
                  P. O. Box 149
                  Huntsville, Texas 77340

and shall be deemed given when received by the party being notified.

        26.   PROGRESS REPORTS

        26.1   In compliance with the written request of either party, the other party shall promptly provide general progress reports on its development and construction activities and operations under this Agreement.

        IN WITNESS WHEREOF, the Parties hereto have executed this Agreement effective as of the date first above written.

NORTHWESTERN RESOURCES CO.
(NWR)
Attest:
/s/ T.O. McElwain	By /s/ Martin A. White
Assistant Secretary	Vice President

UTILITY FUELS, INC.
(UFI)
Attest:
/s/ J. S. Brian	By /s/ George Opreai, Jr.
Secretary

Exhibit 10.6

Confidential Materials omitted and filed separately with the Securities and
Exchange Commission. Asterisks denote omissions.

Settlement Agreement

And

Amendment of Existing Contracts

Between

Northwestern Resources Co.

And

Reliant Energy, Incorporated

SETTLEMENT AGREEMENT

A.	Recitations	1
B.	Definitions	4
C.	Transition Period	7
D.	Post-Transition Period	8
E.	Petroleum Coke	23
F.	Fuel Handling Facility	24
G.	Reclamation	25
H.	Arbitration	26
I.	Right of First Refusal	28
J.	Amended Provisions of Existing Contracts	32
K.	Miscellaneous	37
Signatures		43

Exhibit A - Capital Expenditures
Exhibit B - Page 1 - Calculation of "New Price" for Lignite
Exhibit B - Page 2 - Assumption in "New Price" Calculation
Exhibit B - Page 3 - [**] Output Summary
Exhibit B - Page 4 - Assumptions/Calculations for Data on Page 2 (Assumptions in "New Price" Calculation) of this Exhibit B
Exhibit B - Page 5 - Assumptions/Calculations for Data on Page 1 of 5 (Calculation of "New Price" for Lignite) of this Exhibit B

SETTLEMENT AGREEMENT AND

AMENDMENT OF EXISTING CONTRACTS

August 2, 1999

        This Agreement is made and entered into between Northwestern Resources Co. (“NWR”) and Reliant Energy, Incorporated (“REI”).

A. RECITATIONS

        1. NWR and Utility Fuels, Inc. ("Utility Fuels") entered into a Lignite Supply Agreement dated August 29, 1979. NWR and Utility Fuels subsequently amended the Lignite Supply Agreement on August 1, 1989. The Lignite Supply Agreement, as amended, is referred to as the "LSA."

        2. Pursuant to the LSA, NWR and Utility Fuels entered into a Construction and Operation Agreement (“C&O Agreement”) on December 17, 1985, but effective as of July 1, 1983.

        3. NWR and Utility Fuels or its successor, Houston Lighting & Power Company (“HL&P”), have agreed upon written policies and procedures applicable to operations, contracting, budgeting and accounting under the LSA. All such policies and procedures as currently in effect are referred to as the “Policies and Procedures.”

         4. NWR and Utility Fuels entered into a Land Purchase Agreement dated December 18, 1987, providing for the acquisition of tracts of land by NWR for Utility Fuels which are used in the operation of the Jewett Mine. The Land Purchase Agreement replaced an earlier agreement concerning the same subject matter called the Land Trust Agreement. Additionally, NWR and Utility Fuels, or its successor, HL&P, entered into various other agreements, leases and licenses pertaining to the use by NWR of surface estates owned by Utility Fuels, or its successor HL&P, in or about the Jewett Mine. Pursuant to the LSA, Utility Fuels granted to NWR a sublease of all of the coat and lignite leases then owned by Utility Fuels in and about the Jewett Mine area by instrument dated April 15, 1985, of record in Volume 593, Page 868 of the Real Property Records of Leon County, Texas, as amended or supplemented by instruments dated September 7, 1988, recorded in Volume 783, Page 279, of the Real Property Records of Freestone County, Texas, and dated May 6, 1996, recorded in Volume 983, Page 703 of the Real Property Records of Freestone County, Texas. Utility Fuels, or its successor HL&P, has also from time to time executed coal and lignite leases with NWR for lignite owned by Utility Fuels, or its successor, in or about the Jewett Mine and have made other agreements with NWR pertaining to land. All such written agreements, including without limitation the Land Purchase Agreement, leases, subleases and licenses, are herein referred to as the “Land and Lignite Agreements.”

         5. The LSA, the C&O Agreement, the Land and Lignite Agreements and any other executory written contract pertaining to the Jewett Mine between NWR and Utility Fuels, or its successor HL&P, as of the date of this Agreement are collectively referred to as the “Existing Contracts.”

         6. In October, 1993, Utility Fuels was merged into HL&P with HL&P, as the surviving corporation, acquiring all rights and property of Utility Fuels and assuming all duties and liabilities of Utility Fuels under the then Existing Contracts.

         7. In August, 1998, HL&P was merged into Houston Industries Incorporated (“HII”), with HII as the surviving corporation, and all of the rights and properties of HL&P in the Limestone Electric Generating Station (“LEGS”), the Existing Contracts, and a reversionary interest in lignite in and about the Jewett Mine, and in the Mine Equipment and Facilities leased to NWR under the C&O Agreement, were acquired by HII and all of the duties and liabilities of HL&P under the Existing Contracts were assumed by HII. In May, 1999, HII changed its name to Reliant Energy, Incorporated.

         8. Various disputes as to the pricing of lignite, the interpretation of the LSA, and other matters have arisen between NWR and HL&P resulting in a lawsuit filed in Cause No. 95049802 in the District Court of the 157th. Judicial District, Harris County, Texas, styled Houston Lighting & Power Company v. Northwestern Resources Co. and Entech, Inc., in which a final judgment has been entered by the District Court. This judgement was appealed in Cause No. 14-98-00839-CV in the Court of Appeals for the Fourteenth District, Houston, Texas, (“Harris County Lawsuit”). The appeal has been dismissed by mutual agreement of the Parties.

         9. By a written agreement dated November 19, 1998, and styled “Lignite Pricing Agreement,” NWR and REI have agreed to settle the Harris County Lawsuit and resolve their disputes by amending the LSA and all other Existing Contracts to the extent any provisions thereof conflict with the Lignite Pricing Agreement. The Lignite Pricing Agreement covers the principal business terms of the Parties’ bargain, but is not a complete statement of all agreements made and to be made in order to reach a full and complete agreement. The Parties agreed in the Lignite Pricing Agreement that a formal amendment to the LSA would be negotiated which would integrate the terms of the Lignite Pricing Agreement, fill any gaps in the terms of the Lignite Pricing Agreement and revise, modify and adjust the Existing Contracts as required to implement fully the terms of the Lignite Pricing Agreement. The Lignite Pricing Agreement is not included in references to “Existing Contracts” as that term is used in this Agreement.

        10. Capitalized terms used in this Agreement have the meaning for each of those terms which (i) is either stated or adopted by reference in Article B, or (ii) is given the capitalized term in these recitations.

        11. A separately bound volume of exhibits and calculations (“Appendix”) has been prepared, and dated of even date with this Agreement by REI and NWR for identification. The Appendix is incorporated into this Agreement and made part hereof by references to the Appendix in various provisions of this Agreement.

        12. Any reference to an article by letter is to a section of this Agreement unless otherwise specifically stated. Any reference to an article by letter and number is to a particular paragraph of a section unless otherwise specifically stated.

B. DEFINITIONS

        1. Agreement means this document, including the Appendix.

        2. As Received means as delivered at the Delivery Point.

        3. Business Day means any day other than a Saturday or Sunday or a national bank holiday.

        4. Civil Structures means those structures or improvements at the Jewett Mine that are constructed to benefit the Jewett Mine such as ponds, diversions, haul roads, road relocations, overpasses and pipeline relocations.

        5. Commitment means the lignite delivery schedule to which REI and NWR jointly agree and commit, covering a [**] as provided in Article D.16.

        6. [**] means [**].

        7. [**] is a component of the Redetermined Price described in Article D.9.

        8. [**] is a component of the Redetermined Price described in Article D.11.

        9. Delivery Point means the mine receiving surge bin that feeds lignite dumped by NWR coal haulers onto the REI conveyor belt transporting the lignite from the Jewett Mine to LEGS. In the case of petroleum coke, Delivery Point means the LEGS stockpile.

        10. Fixed Lignite Price means the fixed price for lignite sold by NWR to REI during the Post-Transition Period, as more particularly provided in Article D and subject to the limitation of Article D.15.

        11. F.o.b. means "free on board." "F.o.b. Delivery Point" means that NWR will transport lignite in the mine to the Delivery Point at NWR's own expense and risk and tender delivery there. "F.o.b. LEGS stockpile" means that NWR will transport petroleum coke to a stockpile at LEGS at NWR's own expense and risk and tender delivery there. "F.o.b. mine" means the producer transports PRB Coal at the producer's own expense and risk to a delivery point at the mine and tenders delivery there.

        12. Investment Guidelines shall mean a calculation whereby an investment has a payback period of [**] years or less as determined using a discounted cash flow analysis with an after-tax discount rate of [**]%.

        13. Life of Mine Plan K means the mine plan prepared by NWR dated August, 1998.

        14. Liquidated Damages are set forth and described in Articles D.22 through D.25.

        15. Jewett Mine means the reserves of lignite in the areas of Leon and Freestone counties in the State of Texas which have been dedicated as the lignite supply for LEGS pursuant to the terms of the LSA and which are included in Life of Mine Plan K or any successor thereto, and the surface area in which mining operations for those reserves will occur according to such mine plan (such surface area includes the area for which either a surface mining permit has been issued by the State of Texas or for which NWR contemplates a surface mining permit will be sought in the future).

        16. [**] is a component of the Redetermined Price described in Article D.10.

        17. New Price means the price of $[**] per mmBtu.

        18. Old Price means the price calculated under Section 10.1 and related provisions of the LSA.

        19. Party refers to either NWR or REI.

        20. Parties refers to NWR and REI.

        21. [**] is a component of the Redetermined Price described in Article D.12.

        22. Policies and Procedures means all of the written policies and procedures which have been agreed upon by NWR and Utility Fuels, or its successor, HL&P, and that are currently in effect and are applicable to operations, contracting, budgeting and accounting under the LSA.

        23. Post-Transition Period means the period of time beginning July 1, 2002 through August 29, 2015, unless extended by mutual agreement of the Parties.

        24. PRB means the Powder River Basin.

        25. PRB Coal means subbituminous coal produced from a mine in the PRB.

        26. PRB Coal Price is a component of the Redetermined Price described in Article D.7.

        27. Pricing Period means the calendar year or partial calendar year to which the Redetermined Price applies.

        28. Rail Transportation Price is a component of the Redetermined Price described in Article D.8.

        29. Redetermined Price means the price calculated in accordance with the provisions of Articles D.5 through D.12 of this Agreement.

        30. Redetermined Price Date means July 1, 2002 and January 1, of each year thereafter so long as the LSA is in effect

        31. Remaining Anticipated Fuel Requirements means the difference between the quantity of lignite committed by NWR for each year of the Commitment and the anticipated annual fuel requirements for LEGS for those years.

        32. RFP means a request for proposal.

        33. Right of First Refusal refers to any one of the separate options granted to NWR under Articles D.18, D.20 and D.21.

        34. [**] means [**].

        35. Transition Period means the period of time commencing on July 1, 1998 and continuing through June 30, 2002.

        36. Trigger Event is any one of the following occurrences:

                (a) If there are Remaining Anticipated Fuel Requirements and REI has obtained a bona fide quote for the price and the terms under which one or move independent, third party supplierswill provide the Remaining Anticipated Fuel Requirements.

                (b) In the event (i) REI determines in accordance with Article D.20 that PRB Coal can be used during the Post-Transition Period at a cost which is less than the cost of using lignite at the Fixed Lignite Price, and (ii) REI determines that PRB Coal should be substituted for all or part of the lignite available from NWR for sale and delivery to LEGS.

                (c) A competitive price is determined as provided in Article D.21.

        37. [**] means that certain [**].

        38. [**] means [**].

C. TRANSITION PERIOD

        1. During the Transition Period, REI shall use lignite as the primary fuel for LEGS, supplemented at REI’s discretion by petroleum coke as provided in Article E. Except as specifically modified herein, NWR and REI shall continue the purchase and sale of lignite in accordance with the Existing Contracts throughout the Transition Period.

Pricing

        2. The price paid by REI to NWR for lignite during the Transition Period shall be the Old Price, calculated under Section 10.1 and related Sections of the LSA.

Life of Mine Plan

        3. Life of Mine Plan K, subject to mutually agreed amendments and modifications, shall be the current life of mine plan. All annual mine plans hereafter prepared and submitted by NWR during the Transition Period shall follow the sequencing in Life of Mine Plan K to the extent practicable and provide for the delivery of lignite required to meet the scheduled deliveries established by the Parties in compliance with the Existing Contracts.

Capital Expenditures

        4. The annual capital expenditures REI is required to make for the Jewett Mine during the Transition Period commencing in 1999 will be limited to the aggregate amount specified for each year according to the following table:

Year	Capital
1999	$[**]
2000	$[**]
2001	$[**]
2002	$[**]

        5. Excluded from annual capital expenditures that REI is required to make pursuant to existing approved capital budgets are any capital additions to mining equipment for the Jewett Mine. Further, all proposed replacements of mining equipment or additional facilities for the Jewett Mime must meet the Investment Guidelines.

         6. The aggregate amounts for capital expenditures shown for each year in Article C.4 are based upon capital expenditures that both REI and NWR anticipate, as shown in Exhibit A of the Appendix, under existing annual mine plans and projections for the balance of the Transition Period. REI will reasonably accommodate NWR in shifting capital expenditures within the annual limitations from one period to another as circumstances may reasonably require, provided that such requests are received during REI’s normal budget cycle and provided further that no capital expenditures by REI will be shiftedto any subsequent period beyond June 30, 2002.

D. POST-TRANSITION PERIOD

Pricing - Fixed Lignite Price

        1. During the Post-Transition Period, the price for lignite sold by NWR to REI pursuant to the LSA shall be a fixed price (“Fixed Lignite Price”), determined annually in accordance with the provisions of this Agreement, except that sales of lignite by NWR to REI pursuant to the exercise of one of the Rights of First Refusal shall be priced according to the applicable Right of First Refusal.

        2. The Fixed Lignite Price shall equal the greater of (i) the Redetermined Price expressed as a price per mmBtu or (ii) $[**] per mmBtu which is [**]% of the New Price.

        3. The Fixed Lignite Price shall be for lignite delivered f.o.b. at the Delivery Point during the Post Transition Period.

Pricing - New Price

        4. The “New Price” of $[**] per mmBtu is a price the Parties established as of July 1, 1998, and is used to calculate the floor for the Fixed Lignite Price in each calendar year during the Post-Transition Period. The worksheets and other calculations used in the calculation of the New Price are included in the Appendix under Exhibit B.

Pricing - Redetermined Price

        5. The "Redetermined Price," expressed as a price per mmBtu, using the [**] to calculate the mmBtus for [**]% lignite usage at LEGS shall be calculated as the sum of:

             a. the PRB Coal Price, plus

             b. the Rail Transportation Price, plus

             c. the [**], plus

             d. the [**], plus

             e. the [**], less

             f. the [**].

Calculation of Redetermined Price

        6. Except for the calculation of [**], REI shall initiate the annual determination of the Redetermined Price by proposing to NWR a calculation of each of the five other components of the Redetermined Price, annotated to identify all material source documents for data and all material assumptions used in each such calculation. Upon request by REI (and in any event, upon receipt of REI’s proposals for the other components of the Redetermined Price), NWR shall make the calculation of the [**], annotated to identify all material source documents for data and all material assumptions used in the calculation. Subject to the specific disclosure conditions with respect to certain information stated in the following paragraphs, each Party will make available to the other Party for review all workpapers and source documents (including electronically stored workpapers and documents) supporting the calculation of any one or more of the components of the Redetermined Price.

Components of the Redetermined Price.

        7. The “PRB Coal Price” shall be the price of PRB Coal bid, f.o.b. mine, which is [**] for PRB Coal deliveries to [**] during the calendar year to which the Redetermined Price applies (the “Pricing Period”) and shall be determined in compliance with the following terms:

             a. REI agrees that at least every [**] REI will issue a request for proposals soliciting bids from PRB Coal suppliers for PRB Coal, f.o.b. the mine, to be [**]. Any such request for proposal is referred to as the “RFP.” The average weighted price for all PRB Coal purchases, (i) scheduled for [**] during the Pricing Period which (ii) are to be made pursuant to PRB Coal bids solicited by REI will be the PRB Coal Price, subject to the limitations herein expressed.

             b. The RFPs and the related coal purchases used in the calculation of the PRB Coal Price shall be structured so that no other business arrangement or incentive is tied into the coal purchase. REI’s RFP shall be made only to PRB Coal suppliers who are not REI affiliates.

             c. All RFPs issued by REI, all bids received by REI pursuant to any RFP, REI’s evaluation of all such bids, all worksheets (including any electronically recorded) and source documents reflecting or used in the determination of the PRB Coal Price, and any contract made pursuant to the acceptance of a bid by REI which is relevant to the calculation will be made available for review by an independent third party chosen by NWR and acceptable to REI, subject to an appropriate confidentiality agreement.

             d. The PRB Coal Price determined pursuant to these provisions may be challenged by either Party if there is evidence upon which a prudent supplier or customer could reasonably conclude that the actual [**] price for PRB Coal of the same approximate quality supplied to LEGS for the Pricing Period would materially differ from the PRB Coal Price determined through the bid price for PRB Coal to be [**]. A challenge by a Party shall be initiated by the challenging Party notifying the other Party of the PRB Coal Price the challenging Party asserts represents the actual [**] for such PRB Coal and supplying workpapers supporting the challenge annotated to show the source of the data used. Each Party shall make the source documents used to support its position available for review by the other Party and by an independent third party chosen by that Party, subject to an appropriate confidentiality agreement. If the Parties cannot agree on the PRB Coal Price following a challenge, the issue may be submitted to arbitration under Article H.

             e. [**].

        8. The “Rail Transportation Price” shall be the estimated cost per mmBtu for rail transportation in [**] rail cars from the PRB to LEGS during the Pricing Period, plus the [**] required for such rail transportation. Such estimated cost shall be determined as follows:

             a. The price per ton for rail transportation in [**] during the Pricing Period under [**], shall be [**]. This product shall then be divided by the number of mmBtus per ton in the PRB Coal scheduled to be delivered during the Pricing Period under the bid(s) used to determine the PRB Coal Price in order to calculate the rail transportation cost to LEGS on a per mmBtu basis.

             b. Notwithstanding the provisions of the foregoing Article D.8.a, the minimum price per ton rate used to make the estimate of the price per ton for rail transportation in [**] rail cars shall be the price [**] during the Pricing Period [**], for rail transportation in [**] rail cars from [**] (subject to the same factor as provided for in Article D.8.a) at the price provided for under the terms of [**] at the date of this Agreement escalated pursuant to [**].

             c. [**] used in the calculation of the rail price and any other then current rail transportation [**] and the applicable [**] will be made available for review by an independent Party chosen by NWR and acceptable to REI, subject to an appropriate confidentiality agreement.

             d. Notwithstanding the foregoing subparagraphs of this Article D.8, if the pricing in a [**] is a result of [**] or is otherwise not [**], then the Parties shall either use [**] or agree to appropriate adjustments. Disputes under this Article D.8 shall be resolved pursuant to the provisions of Article H.

        9. “[**]” shall equal the benefit to REI of [**], calculated using REI’s [**] as of the Redetermined Price Date. The [**] shall be calculated using a unit value based upon the average depreciated value per [**] of REI’s then existing [**] as of the Redetermined Price Date.

        10. "[**]" shall be the [**]. [**] will be based on REI's [**] for the Pricing Period, and REI's most recent calendar year's [**] only.

        11. "[**]" shall be the benefit to REI of [**], or [**], calculated using REI's [**] as of the Redetermined Price Date. REI shall provide NWR with its [**] and NWR shall make the calculation of this component of the Redetermined Price as provided in Article D.6.

        12. "[**]" shall be the [**] that would result from burning PRB Coal as the primary fuel for LEGS during the Pricing Period as opposed to burning lignite during the Pricing Period. The [**] shall be calculated as of each Redetermined Price Date. The following terms shall apply to the estimate of [**].

             a. [**] shall be used to compute a [**] projecting the differential costs between burning PRB Coal and lignite supplied by NWR.

             b. The values used for the specification fuels in the [**] computation will be as mutually agreed by NWR and REI as of each of the Redetermined Price Dates. The physical characteristics used for the fuel specification in the [**] will be, as closely as possible, the physical characteristics of the PRB Coal subject to the bid price(s) used to determine the PRB Coal Price component of the Predetermined Price and as closely as possible the physical characteristics of the lignite actually delivered during the prior year for which the Redetermined Price is being calculated.

             c. The [**] which will be quantified by calculations made using [**] include, but are not limited to, [**]. The additional conditions stated in the following subparagraphs of this Article D.12 shall apply to the estimation of [**].

             d. When calculating the value of [**], REI's average [**] for the 12 months preceding the Redetermined Price Date shall be used.

             e. The per mmBtu [**] shall be calculated by dividing the total estimated [**] when banning [**]% PRB Coal by the number of mmBtus in the [**] calculation as if LEGS utilized [**]% lignite during the Pricing Period.

             f. [**] shall be used to compute [**], an example of which is included in Exhibit B of the Appendix. The Parties may jointly agree to use [**] or incorporate [**] if they become available in the future.

New Price

        13. For the purpose of illustrating the method by which the Redetermined Price will be determined in the future and establishing the minimum for the Fixed Lignite Price during the Post-Transition Period as provided in Article D.l through D.3, a “New Price” has been determined as of July 1, 1998. The work papers for the determination of the New Price are included as Exhibit B, pages 1 through 5 of the Appendix, and are incorporated herein as an illustration of the pricing model for the determination of each Redetermined Price. Incorporation of New Price workpapers is intended to illustrate and clarify the components of the Redetermined Price and the method of its determination described in the text of this Agreement. The Parties intend that the text shall be interpreted in conformity with the numerical exposition in the Exhibits unless there is irreconcilable conflict between the text and the exposition examples in which event the text shall control. No numerical value used in calculating the New Price shall determine conclusively the value to be used in calculating a Redetermined Price. Such values shall be determined under the then prevailing facts and circumstances.

         14. The following provisions explain the basis for certain values used in the calculation of the New Price.

             a. The PRB Coal Price is the [**] price.

             b. The price per ton for rail transportation used in the calculation of the Rail Transportation Price in determining the New Price is based upon the [**] in the [**] for PRB Coal [**] and an assumed [**] cost of $[**] per mmBtu for [**] railcars now [**].

             c. For the calculation of the [**] component of the New Price, the Parties agreed to the following limits at LEGS when burning specification coal rather than lignite:

                  (i) [**]

                  (ii) [**]

                  (iii) [**]

                  (iv) [**]

             d. The specification lignite quality on an "As Received" basis agreed upon by the Parties for the calculation of [**] for the New Price was [**] Btu/lb., [**]% moisture, [**]% ash, and [**]% sulfur as per analysis 980758-01 dated August 28, 1998.

             e. The specification for PRB Coal quality on an "As Received" basis agreed upon by the Parties for use in the determination of the [**] for the New Price was: [**] Btu/lb., [**]% moisture, [**]% ash, and [**]% sulfur as per analysis 980722-02 dated August 18, 1998.

             f. When calculating the New Price, REI's average [**] for the period July 1997, through June 1998, was used to calculate the [**].

Maximum Annual Price

        15. Notwithstanding the price or prices per mmBtu applicable to lignite deliveries by NWR pursuant to the Commitment or to the exercise of any Right of First Refusal, the maximum amount of money paid by REI to NWR for lignite in any calendar year (or portion thereof) during the Post-Transition Period shall not exceed the total amount of money REI would have paid NWR for the lignite delivered under the Old Price if applied to such calendar year. NWR shall calculate the Old Price for each year, or the partial year of 2002 or the partial year of 2015 (unless the parties mutually agree on a termination date other than 2015), during the Post-Transition Period and notify REI of such maximum annual price not later than March 1st of the year immediately following the year or partial year for which the Old Price is calculated, provided NWR may estimate the Old Price for a year and request that REI waive calculation of the Old Price if the facts and circumstances make it apparent the Old Price will not affect the annual amount paid by REI to NWR for lignite. If REI agrees that no adjustment will be due, REI may waive the calculation. If an adjustment is due because REI paid more than the Old Price in a Post-Transition Period year, NWR may credit the adjustment to the next lignite invoices coming due from REI provided the full amount of the adjustment must be paid or credited no later than May 1st of the year immediately following the year for which the adjustment is made.

Lignite Delivery Schedule

        16. Subject to the Force Majeure provisions of Article C, Section 15 of the LSA and consistent with Article D.17 of this Agreement, REI and NWR will jointly agree upon and commit to a lignite delivery schedule (“Commitment”), which covers a [**] period. NWR shall be firmly obligated to sell and deliver the lignite and REI shall be firmly obligated to purchase the lignite tendered for delivery under the Commitment. The Commitment shall include the quantities of lignite to be delivered on a monthly basis during the term of the Commitment. The Parties shall work together to develop monthly and daily delivery schedules consistent with such Commitment which will support the requirements of LEGS. Subject to the provisions of Article D.19, REI may direct NWR to adhere to a particular delivery schedule as needed for the operation of LEGS.

        17. The Parties shall adapt the Policies and Procedures concerning the scheduling of lignite deliveries to allow the Parties a reasonable opportunity to agree upon the Commitment by July 1st of the preceding year. The Parties shall seek to make the first Commitment by July 1, 2000 for lignite deliveries scheduled beginning July 1, [**] through [**]. Thereafter, a new Commitment will be made for each successive year after [**] so that by July 1st of each year beginning in [**], a Commitment will be in place for the next [**], provided no Commitment will extend beyond the end of the Post-Transition Period.

        18. In the event that a Commitment is anticipated to be insufficient to satisfy the total lignite requirements for LEGS for any year, REI shall have the unilateral right, subject to NWR’s Right of First Refusal, to procure the difference between the quantity of lignite committed by NWR for each year of such Commitment and the anticipated annual fuel requirements for LEGS for those years (the “Remaining Anticipated Fuel Requirements”) from other sources REI deems appropriate. When REI obtains pricing information from independent, third party suppliers for a price at which a supplier or suppliers will provide the Remaining Anticipated Fuel Requirements, REI shall notify NWR of the pricing information including all material terms and conditions. NWR shall have the Right of First Refusal to agree to deliver lignite in sufficient quantity to meet all of the Remaining Anticipated Fuel Requirements under terms no less favorable (using the methodology described in Articles D.5 through D.12 and then current market values and plant operating conditions) than those terms obtained by REI from independent, third party suppliers to satisfy the Remaining Anticipated Fuel Requirements. The method, timing and other general terms for the exercise of the Right of First Refusal are set forth in Article I. Notwithstanding the provisions of this Article D.18, the Parties may mutually agree that NWR will continue to deliver, and REI shall continue to take, lignite at the Redetermined Price in cases where a Commitment is anticipated to be insufficient to satisfy the total lignite requirements for LEGS for any year.

        19. NWR agrees that lignite sold and delivered to REI during the Post-Transition Period will have a minimum calorific value of [**] Btu/lb on an “As Received” basis. NWR further agrees that lignite sold and delivered to REI during the Post-Transition Period will be reasonably free of partings and extraneous material. Failure by NWR to meet these minimum standards shall result in a [**]% price reduction for each [**] Btu/lb deficit. Said price reduction shall not be applied unless NWR fails to meet these minimum standards on a [**] weighted rolling average basis over any period. In such event, the price reduction shall apply to all lignite tonnage delivered on the day or days that NWR fails to meet the minimum standard. When REI directs NWR to deliver lignite regardless of conditions at the mine, the days which are subject to that direction shall not be included in the calculation of the [**] rolling average or the price reduction under this Article D.19.

        20. During the Post-Transition Period, REI shall not substitute PRB Coal, in whole or in part, for lignite as the fuel for LEGS unless REI determines that PRB Coal can be used at LEGS at a cost that is less than the cost of using lignite at the Fixed Lignite Price. Such determination shall be made utilizing the methodology described in Articles D.5 through D.12 and then current market values and plant operating considerations. In the event that (i) REI determines that PRB Coal can be used, in whole or in part, during the Post-Transition Period at a cost which is less than the cost of using lignite at the Fixed Lignite Price, and (ii) REI determines that PRB Coal should be substituted for all or part of the lignite available from NWR for sale and delivery to LEGS, then RFI shall so notify NWR. REI shall provide in the notification (i) the cost of using PRB Coal at LEGS which REI can reasonably realize (ii) the annual quantity of PRB Coal that will be substituted and the quantity of lignite that will be displaced, (iii) the term of the coal supply and coal transportation contracts upon which the cost of PRB Coal is based, (iv) the scheduled date of the switch, and (v) using the same methodology as is used to determine the cost of using PRB Coal, a determination of the lignite price that is reasonably required to produce an equivalent cost to REI using only lignite at LEGS. REI shall include with the notification a copy of the workpapers reflecting REI’s determination of the cost of using PRB Coal and REI’s determination of the lignite price required to produce an equivalent cost to REI if lignite is used. The workpapers included with the notice shall be annotated to show the source document for all material data used in making the determinations. Upon receipt by NWR of such notification, the following terms shall apply:

             a. NWR shall have the Right of First Refusal to deliver lignite at a price that is reasonably expected to produce a cost to REI equivalent to the cost that REI can reasonably realize by using the PRB Coal that REI intends to substitute for lignite. The method, timing and other general terms for exercise of the Right of First Refusal set forth in Article I shall apply.

             b. In order to evaluate REI’s determination of an equivalent cost for lignite, NWR shall have the same access to information supporting REI’s determination of a lower cost by using PRB Coal as NWR has under Articles D.5 through D.12 in the process of establishing a Redetermined Price.

             c. If REI notifies NWR of its intent to substitute PRB Coal for [**]% of the fuel requirements at LEGS and NWR does not exercise its Right of First Refusal, REI may substitute PRB Coal as [**] and [**] effective the date specified in REI’s notice for the switch to PRB Coal. REI, however, shall remain obligated to NWR (i) for payment obligations accrued before the date of the switch to PRB Coal and (ii) for any executory obligation of REI to purchase lignite under any Commitment or under any Right of First Refusal previously exercised by NWR, regardless of whether delivery is scheduled under such Commitment or exercised Right of First Refusal before or after the date of the switch to PRB Coal. NWR will reasonably accommodate delays in the switch to PRB Coal beyond the scheduled date by continuing to deliver lignite at the Fixed Lignite Price for a period up to the longer of (i) 90 days after the scheduled switch date or (ii) the expiration of the term of any Commitment or Right of First Refusal in effect after the date of the switch.

             d. If REI gives notice of an intent to substitute partially PRB Coal for lignite at LEGS and NWR does not exercise its Right of First Refusal with respect to such partial substitution, then so long as NWR and REI agree upon a Commitment that provides for the lignite deliveries required for LEGS, the LSA and other Existing Contracts, as amended hereby, shall continue in effect, subject to the right of REI thereafter to substitute PRB Coal for lignite up to the annual quantity of PRB Coal specified in the notice.

             e. If NWR does exercise the Right of First Refusal, deliveries of lignite pursuant to the exercise of the Right of First Refusal will begin on or after the scheduled date of the switch specified in REI’s notification of an intent to switch to PRB Coal and continue for the term specified in the notice.

             f. With respect to any Commitment in effect at the date NWR commences lignite deliveries under a Right of First Refusal, all lignite deliveries made for that calendar year and for any subsequent year in which any Commitment continues in effect shall be first deemed delivered under the Commitment for that calendar year and then delivered pursuant to the Right of First Refusal. If contracts for lignite deliveries for more than one exercise of a Right of First Refusal are in effect for any calendar year, then after satisfaction of any current Commitment, the deliveries of lignite shall be deemed to occur under each contract under a Right of First Refusal in order of seniority with the oldest contract deemed first satisfied.

             g. The references to lignite as the “primary fuel” at LEGS are in recognition of the fact some natural gas is used in the combustion of lignite and petroleum coke may be used to supplement lignite. The reference is not to be construed as an agreement to blending PRB Coal with lignite, except in accordance with the notification and Right of First Refusal provided in this Article D.20.

        21. The Parties have made the bargain memorialized in this Agreement on the assumption that RET will operate LEGS using lignite provided by NWR as the primary fuel so long as the cost of generation to REI using lignite does not exceed the cost of using PRB Coal as the primary fuel for generation at LEGS. Neither Party believes that a primary fuel other than PRB Coal is available or is likely to become available at a price that would lower the cost of generation at LEGS. If REI determines that an alternative source of coal or of an alternative fuel (with the exception of petroleum coke) is or may be available, then the Parties shall enter into good faith negotiations to determine an appropriate method for comparing the generation costs at LEGS using such alternative source of coal or alternative fuel and NWR shall be given the reasonable opportunity to provide lignite to REI at a competitive price to coal from such alternative sources or to the alternative fuel (considering all of the jointly agreed appropriate factors). If the Parties cannot agree within thirty calendar days upon the method to determine a competitive price, then the determination of a competitive price may be submitted to arbitration under the provisions of Article H by either Party. Upon determination of a competitive pace, NWR shall have the Right of First Refusal to provide lignite at the competitive price. The timing, method and other general terms for the exercise of the Right of First Refusal are set forth in Article I.

Liquidated Damages

        22. The Liquidated Damages payable to REI in the event of a default by NWR in the performance of its obligations under the Commitment or pursuant to a Right of First Refusal shall be the dollar amount by which the cost of replacement energy exceeds the dollar amount which REI would have paid under this Agreement for energy generated by burning lignite during the period of the default. REI shall use reasonable efforts to mitigate such Liquidated Damages.

        23. The Liquidated Damages payable to NWR in the event of a default by REI in the performance of its obligations under the Commitment or pursuant to a Right of First Refusal shall be (i) payable only in the event that REI fails to take at least 85% of its Commitment in any annual period, (ii) the reasonable and necessary unavoidable costs incurred by NWR during the period of default as a result of the default and (iii) NWR’s lost profits during the period of default as a result of the default. NWR shall use reasonable efforts to mitigate such Liquidated Damages.

        24. Unless disputed by the defaulting Party, Liquidated Damages shall be payable in cash within thirty calendar days after the claimant calculates the damages and submits the calculations, including workpapers, to the defaulting Party. If NWR is unable or unwilling to pay Liquidated Damages in cash, it shall transfer to REI an equivalent amount of lignite reserves in reasonable mining blocks of REI’s election.

        25. The Parties in agreeing to Liquidated Damages reserve their respective remedies under the Texas UCC (i) in the event of insolvency of either Party, (ii) in the event of a breach of obligations under or arising from Articles D.18, D.20 or D.21 hereof, or (iii) in the event of a failure to pay the price for delivered lignite. Otherwise, Liquidated Damages are intended as the exclusive remedy for default in the performance of obligations under the Commitment.

Existing Mine Equipment and Facilities: Additions and Replacement.

        26. All mining equipment and facilities leased to NWR under the terms of Article 7 of the C&O Agreement shall continue to be leased to NWR without consideration additional to the rental already prepaid by NWR. The terms and conditions of the lease shall remain unchanged except that, during the Post-Transition Period, NWR will be responsible for the operating and maintenance costs and for the cost of insurance for the mining equipment and facilities. REI shall be named as an additional insured under all policies of insurance affecting the mining equipment and facilities. Included in the mining facilities and equipment subject to the lease shall be any mining equipment or facility REI is scheduled to acquire under Article C.4.

        27. NWR shall purchase at its cost all mining equipment and facilities and all Civil Structures as NWR may in its sole discretion determine should be purchased on or after July 1, 2002. Reasonable depreciation or amortization for such capital costs and associated expenses shall be included as a cost of production only for the purpose of calculating the Old Price which sets the maximum price REI must pay for lignite in any calendar year.

        28. During the Post-Transition Period, NWR shall maintain leased mine equipment and facilities in reasonable condition. When NWR determines leased mine equipment or a facility is no longer needed at the Jewett Mine, NWR shall return or make available to REI the equipment and any facility that may be salvaged or removed. This provision supersedes the fast sentence of Paragraph 7.4 of the C&O Agreement. The other provisions of Paragraph 7.4 of the C&O Agreement shall otherwise remain in force and effect.

        29. Effective July 1, 2002, REI hereby waives its overriding royalty on lignite production from “Utility Fuels reserves” under Article A, Section 4.1 of the LSA. Notwithstanding the previous sentence, the overriding royalty on lignite production from such reserves shall be considered for the purposes of the calculation of the Old Price.

E. PETROLEUM COKE

        1. After January I, 1999, REI shall have the right to burn such quantities of petroleum coke as it chooses at LEGS. NWR shall supply petroleum coke required for LEGS up to [**] tons per year during the period [**]. Subject to the limitation that NWR is not required to sell below its actual costs, the price for petroleum coke supplied by NWR per mmBtu (f.o.b. LEGS stockpile) (1) through [**], shall equal the price of lignite per million Btu for the period in which the petroleum coke is delivered calculated under the provisions of Article B, Section 10.1 of the LSA with payment on semi-monthly lignite invoice for period of delivery followed by true-up and adjustment at month-end, and (2) commencing [**], shall equal the “Redetermined Price” per million Btu of lignite for the year in which the petroleum coke is delivered, calculated under the provisions of Article D.5 through D.12 hereof. If the actual cost to NWR to deliver petroleum coke (f.o.b. LEGS stockpile) is greater than the price NWR is to be paid for the petroleum coke, NWR shall so advise REI and REI may elect to purchase the petroleum coke at a price equal to NWR’s actual cost or obtain the petroleum coke from another source. REI shall specify the quantify of petroleum coke required, if any, as well as quality specifications, as limited by the provisions of Article E.2, and delivery schedule, terns and conditions. REI will provide a suitable stockpile area and access for delivery. After [**], REI may acquire all petroleum coke for LEGS from a supplier of its choice.

        2. Petroleum coke supplied by NWR, on an “As Received” basis, will have the quality specifications as provided on Exhibit C of the Appendix. Such quality specifications shall be modified as needed from time to time to allow REI to operate under then current laws and permits and to address LEGS operational requirements which the Parties agree exist.

F. FUEL HANDLING FACILITY

        1. REI may elect to construct a fuel handling facility at the Jewett Mine. If REI so elects, it shall bear the cost of construction of said facility and it may require that NWR maintain and operate such facility. Should REI elect to utilize the fuel handling facility, the Parties shall meet as needed and agree upon the periodic payments to be made to NWR to cover the operation and maintenance expenses of the fuel handling facility, loading and transportation expenses from the facility to LEGS and reasonable compensation to NWR for operation of the facility. Any such expenses shall be limited to the direct costs on a pro rata basis for all REI tons handled. Any such compensation to NWR shall be [**] percent of the direct costs charged to REI. Any disagreement as to the amount of the operation and maintenance expenses or the amount of the compensation shall be submitted to arbitration under Article H.

G. RECLAMATION

        1. REI currently posts a corporate guarantee of NWR’s reclamation bond filed with the Railroad Commission of Texas (“RCT”) to secure NWR’s obligation to complete Final Reclamation of the Jewett Mine. As long as the cost to REI does not change and the conditions imposed by the RCT as a condition of self-bonding do not change materially, REI will continue to provide such corporate guaranty in compliance with the rules of the RCT for all renewals and amendments of the surface mining permit until NWR has been fully released from all reclamation obligations related to the Jewett Mine. Currently, REI incurs no direct cost in providing the corporate guarantee. (REI has some internal cost in processing and recording the guaranty.) In the future, if REI incurs additional costs directly as a result of providing the corporate guarantee, NWR will pay those costs.

         2. Final reclamation of the Jewett Mine at the end of its useful life is considered a [**] and these expenditures will be accounted for separately during the Post-Transition Period. The Parties shall agree on final reclamation costs and REI will be responsible for the cost of all final reclamation. NWR shall pay all current reclamation costs (contemporaneous reclamation activities required under Section 816.383 of the Texas Surface Goal Mining regulations (or any successor provision)) during the Post-Transition Period, including all reclamation costs associated with closing any mine area depleted prior to the end of the Jewett Mine’s useful life. NWR shall use good mining practices doting the Post-Transition Period to insure that only a reasonable and appropriate amount of reclamation remains at the end of the useful life of the Jewett Mine and shall bear the cost of its failure to comply with this provision.

H. ARBITRATION

        1. Subject to the provisions of Article J hereof, this Agreement shall not modify the provisions of the LSA relating to arbitration. Unless otherwise specifically provided herein, the Parties shall have thirty calendar days to resolve any dispute which is subject to arbitration under the Agreement. If any such dispute is not resolved within thirty calendar days, then either Party may initiate arbitration. The thirty day dispute resolution period shall commence on the date a Party receives written notice from the other Party setting forth an explanation of the specific issues to be resolved. The written notice under this section shall be sent in accordance with the provisions of Article K.6. Failure by the aggrieved Party to initiate arbitration within thirty calendar days from the date the thirty day negotiation period expires shall, with respect to any challenged component of a price calculated by the other party, be deemed a waiver by the aggrieved Party of the right to arbitrate the submitted issues regarding price and the non-waiving Party’s position shall be deemed correct. The “aggrieved party” shall be the Party challenging the calculation of a component of a price calculation (including without limitation, a calculation under Article D.18, D.20 or D.21).

         2. Matters in controversy involving (i) the calculation of any component of the Redetermined Price, (ii) the calculation of the Old Price, (iii) the calculation of a lignite price under a Right of First Refusal, (iv) the calculation of Liquidated Damages under Articles D.22 through D.25 inclusive, (v) the determination of payments under Article F, or (vi) any provision under Article G.2, not resolved timely by negotiation, shall be resolved by binding arbitration as follows:

             a. Each Party shall submit in writing to the arbitrator its proposed ruling for resolving the controversy within fifteen calendar days of a request by either party for arbitration.

             b. Within thirty calendar days of the request for arbitration, the Parties shall make oral presentations (which shall be limited to one hour per side unless the parties mutually agree to a different time limit) to the arbitrator of their respective positions about the controversy.

             c. Within ten business days of the presentation, the arbitrator shall choose one Party’s proposed ruling in its entirety. In the event the arbitrator determines that a Party has failed or refused to supply relevant information or respond to inquiries material to the matter in controversy, the arbitrator may extend the time within which a ruling must be issued for such an additional period, not to exceed twenty-one calendar days, as the arbitrator may determine in the arbitrator’s sole discretion to be appropriate. The arbitrator shall not be allowed to compromise between the two proposals or to combine parts to the two proposals to reach an intermediate ruling. If controversies as to more than one of the six components of the Redetermined Price as listed in Article D.5 are submitted in the same arbitration, the arbitrator shall select one Party’s proposal to resolve all controversies as to one of the six components, but may select the other Party’s proposal as to the controversies regarding another of the six components and the same rule shall apply in determining such price components for the purpose of establishing the price under Article D.18, D.20 or D.21. The arbitrator shall also select one Party’s proposal in any controversy regarding the Old Price or compensation under Article F.

             d. The arbitrator’s ruling shall be the final resolution of the controversy without right of appeal. The price for all fuel delivered during the period of the Parties’ dispute that corresponds to the period for which any component of price is being determined shall be trued up to the arbitrator’s ruling and an appropriate payment or credit made to effect the adjustment required by the true-up.

             e. Within thirty calendar days of the execution of this Agreement, the Parties will mutually agree on an arbitrator and on fast, second and third alternate arbitrators. The arbitrator will decide ail controversies unless unavailable in which case an alternate will be used in the order selected. Only individuals with knowledge in the fields of the western coal industry, coal transportation and large solid fuel electric generation plants shall be selected as arbitrators. An arbitrator may not be an employee of, own directly or indirectly any debt or equity securities of, or have any other financial interest in either Party or have testified in or consulted in the Harris County Lawsuit. The arbitrators shall serve as standing arbitrators for terms of two years from the date of their appointment and may be reappointed for additional terms upon mutual consent of the Parties. No later than December 1 of each year, each Party shall notify the other in writing whether it wishes to retain the current arbitrator and alternatives or to select different ones for the next term.

             f. If either Party wishes to select a new arbitrator or alternate, the Parties shall confer and attempt to reach mutual agreement by December 15 on the appointments for the next term. If no agreement is reached, the Parties will jointly apply to the North American Electric Reliability Counsel (“NERC’) for the names of fifteen individuals qualified according to the provisions of Article H.2.e and willing to serve as the standing arbitrator or as an alternate. Within live business days of receipt of the list from NERC, each Party shall (i) strike no more than six of the individuals; (ii) number the remaining individuals in the order of preference, and (iii) return the list to NERC. NERC shall select the arbitrator and alternates (if needed) from the individuals not stricken from the list by either Party and if possible in accordance with the designated order of preference within five business days after return of the list to NERC. In the event NERC is unwilling or unable to perform the responsibilities set forth in this Article H.2.f, the Parties agree to use the American Arbitration Association to perform those responsibilities. If the Parties are unable to agree on the initial arbitrator or alternates, the process described in this Article H.2.f shall be used to make such selections.

             g. Each Party shall bear its own expenses for arbitration. Expenses of the standing arbitrators, if any, when the standing arbitrators are not considering a controversy shall be borne equally by the Parties. The Party whose proposed ruling or position is not selected in a dispute under the provisions of this Article shall pay the fees and expenses of the arbitrator related to the controversy.

             h. No source documents or data shall be included or used as a material part of a Party’s submission to an arbitrator unless such document or data has been made available to the other Party as required and in accordance with this Agreement. Each Party shall certify compliance with this provision in its submission. The arbitrator may inquire into compliance if the arbitrator deems there is good cause to do so.

I. RIGHT OF FIRST REFUSAL

        1. “Right of First Refusal” refers to the separate options granted to NWR under Articles D.18, D.20 and D.21 and each of the options granted to NWR in those Articles is so designated. Each Right of First Refusal matures only upon the occurrence of a future event. The method for determining the price, quantity and terms under which NWR may elect to provide the fuel under each Right of First Refusal is described in the Article granting the particular Right of First Refusal. The Parties intend that each Right of First Refusal shall be construed as a presently vested right and enforceable in accordance with its terms. Each Right of First Refusal is subject to the following provisions governing the method, timing and other general matters for the exercise of each such Right of First Refusal.

        2. The Parties’ bargain with respect to each Right of First Refusal in Article D is based in fact upon a mutual agreement that during the Post-Transition Period, REI will be supplied lignite as the primary fuel for LEGS at a price which results in a cost of generation to REI that is equivalent to the cost of generation that REI would incur if PRB Coal were substituted for lignite as the primary fuel for LEGS taking into consideration all of the factors described in Articles D.5 through D.12. The Rights of First Refusal in Article D are intended to assure NWR that it will have the option to provide lignite at a price that produces the equivalent cost of generation to REI if PRB Coal (or, under the circumstance described in Article D.21, another fuel) were used as the primary fuel at LEGS. The Parties further intend that NWR have a reasonable opportunity to evaluate a Right of First Refusal upon maturity and make an informed decision to exercise or not exercise such Right of First Refusal. The provisions of this Article I shall be construed in a manner consistent with such intent.

         3. Each Right of First Refusal must be exercised by NWR within 15 days after the date that notification of a Trigger Event is effective (not counting the effective date of the notice, but counting the fifteenth day thereafter as the last day). If the fifteenth day falls on a day other than a Business Day, then the time to exercise the Right of First Refusal shall be extended to the next Business Day. Notification of a Trigger Event must be in writing and be delivered in the manner specified in Article K.6 for the giving of notices and shall be effective as provided in Article K.6. In order for the notification to he effective, the notification must contain or be accompanied by all information specified in this Agreement to be included in or with the notification. The fact such information may otherwise be available to NWR shall not excuse failure to include required information with the notification of a Trigger Event. In order to avoid dispute as to when a notification of a Trigger Event is effective, a failure to provide required information with a notification of a Trigger Event may be cured only by properly repeating the notification with all required information in or with the notification; provided, however, that NWR shall notify REI of any material deficiencies in the provision of the information specified in this Agreement within five working days of the receipt by NWR of the notification of a Trigger Event.

        4. After or with notification of a Trigger Event, REI must provide to NWR all information that REI is obligated to provide under the terms of this Agreement that is relevant to the Right of First Refusal. Information not required to be included with the notification, must be made available to NWR on such Business Day as NWR requests (but no sooner than the second Business Day after the request for information is made) by delivery of the information to NWR in Butte, Montana or at the Jewett Mine or as required by the terms of this Agreement to review certain confidential information, to the offices of a third party. Alternatively, NWR may request such information be provided at REI’s offices in Houston and REI will provide the information to NWR in a private room with copying facilities reasonably available to NWR at a commercial copying rate. The place of review shall be as specified in NWR’s request for information. Any approval of a third party to review information and the execution of any required confidentiality agreement shall be expedited by the Parties so that any conditions to review of confidential information may be satisfied within two Business Days of a request by NWR for such information, which request must designate a third party as required to review confidential information and provide the third party’s business name, address and profession or occupation. NWR may verbally request information from any person designated to receive a notice for REI under Article K.6 and a verbal request shall be effective when made, provided the request is confirmed in a written notice given in the manner provided in Article K.6 within two Business Days of the making of the verbal request. Requests may also be made in writing delivered in the manner of other notices under Article K.6 and shall be effective as provided in Article K.6.

        5. Time shall be of the essence in responding to requests for information under Articles I.4 and 1.5; provided REI shall not be required to create or process information for NWR and may satisfy a request by providing the data in useable form from which the information requested may be developed, subject to such data being available. When available, REI will provide all summaries of requested data as well as the data. The fact that any requested information may be available in the files of NWR or otherwise available to NWK from another source shall not excuse furnishing the requested information. Failure of REI to provide timely information pursuant to a request by NWR after effective notification of a Trigger Event shall extend the time for NWR to exercise its Right of First Refusal by one full Business Day for each day or partial day that lapses after the day the information was due to be provided.

        6. NWR shall exercise a Right of First Refusal by giving notice of the exercise in the manner provided for notices in Article K.6. All information required by this Agreement to be in or with the notice of exercise of the Right of First Refusal must be included for the notice to be effective, provided substantial compliance shall be effective.

        7. The Parties acknowledge that the determination of cost of generation at LEGS using PRB Coal (or another fuel) and determination of an equivalent cost using lignite is a fact intensive exercise that requires a number of judgments be made as to the appropriate use of data. The Parties have sought to develop a methodology that will allow mutually agreed costs to be developed and that will limit the matters that might be disputed. Even with their good efforts, good faith disputes as to a lignite price which produces a cost of generation to REI which is equivalent to the cost of generation that REI may reasonably expect from using PRB Coal (or another fuel) may arise. Subject to any limitations expressly included in the methodology for making such determination found in Articles D.5 through D.12, either Party may during the period for exercise of a Right of First Refusal elect to submit to summary arbitration under Article H any fact issue that is material to the determination of the price or other terms upon which NWR may exercise the Right of First Refusal, including the entire calculation. Further, if NWR gives notice exercising the Right of First Refusal and REI asserts that the price or another term specified in the exercise does not produce an equivalent cost of generation to the cost of generation at LEGS that REI reasonably expects from using PRB Coal (or another fuel), then within three Business Days after the effective date of the exercise of the Right of First Refusal, REI may elect to submit to arbitration under Article H any disputed fact issue that is material to the determination of the price or other terms upon which NWR may exercise the Right of First Refusal. The time for exercise of the Right of First Refusal (or re-exercise if NWR has exercised, but the terms for exercise are different after the arbitration) shall be automatically extended to the Business Day first occurring on or after fifteen calendar days from the date the arbitration award is received by NWR or the date the Parties settle the matters in arbitration by written agreement.

J. AMENDED PROVISIONS OF EXISTING CONTRACTS

        1. Except as modified by the terms of this Agreement, the LSA and the C&O Agreement and other Existing Contracts remain in full force and effect and the Parties hereby ratify and confirm the Existing Contracts as binding and sustaining obligations in accordance with their terms.

        2. Without limitation, the following sections of the LSA and the C&O Agreement are, by this Agreement, retained, deleted or modified in the Post Transition Period as follows:

LIGNITE SUPPLY AGREEMENT

Retained: Articles 2.4, 2.8, 4.2, 6.1, 6.2, 9.1, 9.4, 9.5, 9.6, 9.7, 9.8, 12, 13.1, 13.2, 14.3, 15, 16, 17, 20.2, 20.3, 21, 24.

Deleted: Articles 5, 7.1, 8.2, 8.3, 8.5, 8.6, 9.2, 9.3, 10.7, 10.8, 14.1, 14.2, 14.5, 19, 20.1.

Modified:

1.1 - Modified to reflect the fact that if NWR fails to exercise one of its right of first refusal, it loses the right to supply the pertinent quantity of lignite.

2.1 - Modified to remove reference to minimum requirements.

2.2 - Modified to delete all text after the parenthetical phrase (“NWR Reserves”) in first sentence.

2.3 - Modified in the Post-Transition Period to delete the third and fourth sentences. Further modified to provide that NWR will negotiate land acquisitions and offer such acquisitions to REI and REI will have the first opportunity to purchase land on negotiated terms, and NWR may purchase on those terms if REI elects not to purchase. The Land Purchase Agreement is abrogated.

2.5 - Modified to delete third sentence, except for instances where the Parties are operating under the Old Price provisions.

2.6 - Modified to delete, except for instances where the Parties are operating under the Old Price provisions.

2.7 - Modified to delete, except for instances where the Parties are operating under the Old Price provisions.

2.9 - Modified to delete reference to Column 1 of Exhibit C to LSA.

3.1 - Modified to the extent inconsistent with Article D.16 and related provisions of this Agreement.

3.2 - 3.4 - Modified to delete, except for instances where the Parties are operating under the Old Price provisions.

4.1 - Modified to delete requirement that NWR pay REI an overriding royalty during the Post-Transition Period.

7.2 - Modified to delete requirement that NWR submit mine plans and budgets, except for instances where the Parties are operating under the Old Price provisions.

8.1- Modified to delete first two sentences.

8.4 - Modified to reflect that during the Post Transition Period, NWR acquires and owns newly acquired equipment and facilities and NWR receives the associated tax benefits. REI retains the tax benefits on equipment and facilities it now has or which it acquires during the Transition Period.

9.9 - Modified to delete, except for instances where the Parties are operating under the Old Price provisions.

10.1- 10.6 - Modified to delete, except for instances where the Parties are operating under the Old Price provisions.

11.1-11.4 - Modified to delete, except for instances where the Parties are operating under the Old Price provisions.

14.4 - Modified to delete, except for instances where the Parties are operating under the Old Price provisions.

18 - Modified to delete, except for instances where the Parties are operating under the Old Price provisions. If a proceeding to remove NWR is not final, a return to New Price under terms of the contract will moot the issue.

22 - Modified to correct addresses.

23 - Modified to reflect termination date of August 29, 2015.

25 - Modified to correct addresses.

26 - Modified to delete references to development and construction activities.

CONSTRUCTION AND OPERATION AGREEMENT

Retained: Paragraphs 2.3, 3.1, 4.2, 4.5, 4.8, 4.9, 4.12, 7.2.1, 7.2.2, 7.3, 8.2.1-8.2.8, 8.2.10-8.2.13, 8.3

Deleted: Paragraphs 2.4, 2.5, 2.6, 2.7, 3.3, 4.1, 4.11, 5, 6, 7.2.3

Modified:

1 - Modified to correct addresses.

2.1 - Modified to delete reference to Limestone County.

2.2 - Modified to add "as amended" following reference to LSA.

3.2 - Modified to add "as amended" following reference to LSA.

4.3, 4.4 and 4.6 - Modified to delete, except for instances where the Parties are operating under the Old Price provisions.

4.7 - Modified to delete reference to Limestone County.

4.10 - Modified to delete, except for instances where the Parties are operating under the Old Price provisions.

7.1 - 7.2 - Modified to cover only mining facilities and equipment purchased by REI or a predecessor.

7.2.4 - Modified to delete, except for instances where the Parties are operating under the Old Price provisions.

7.4 - Modified to reflect Parties' new responsibilities under Article D.28.

8.1 - Modified to delete all provisions except subparts (4), (5) and (7). Subparts 1, 2, 3 and 6 are deleted, except for instances where the Parties are operating under the Old Price provisions.

8.2 - Modified to delete subparts (3) and (7), after first comma, except for instances where the Parties are operating under the Old Price provisions.

8.2.9 - Modified to delete last sentence only, except for instances where the Parties are operating under the Old Price provisions.

8.2.14 - 8.2.17 - Modified to delete, except for instances where the Parties are operating under the Old Price provisions.

8.4 - Modified to delete, except for instances where the Parties are operating under the Old Price provisions.

8.5 - Modified to delete last clause only, except for instances where the Parties are operating under the Old Price provisions.

9 - Modified to reflect change in 9.16, which must provide that Liquidated Damages are recoverable by the Parties under provisions of Agreement.

        2. Any other inconsistent provision in the Existing Contracts is hereby modified or rescinded as required to conform to this Agreement.

K. MISCELLANEOUS

        1. The details of the negotiation of this Agreement and the terms of this Agreement shall be kept confidential by the Parties. Nothing herein shall prevent the Parties from revealing the terms of this Agreement when required to do so by any regulatory body or court, but the Parties shall seek the highest possible level of confidentiality, with regard to such disclosures.

        2. This Agreement may not be transferred or assigned by either Party without the express written consent of the other Party which consent shall not be unreasonably withheld. If [**] is transferred to an affiliate of REI or an affiliate is responsible for purchasing coal for [**], then the affiliate will assume the obligations relating to [**] and information regarding [**] imposed by this Agreement. If [**] is sold to a non-affiliated company or person, then the Parties shall negotiate in good faith for 120 days to agree upon another price determination method. If no agreement is reached within such 120-day period, then, within 30 days of the end of such period, the determination of the PRB Coal price shall be submitted to arbitration under Article H.

        3. Within 120 days of the execution of this Agreement, the Parties shall meet and determine through good faith negotiation which of the Policies and Procedures shall remain in effect during the Post-Transition Period.

        4. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Texas.

        5. The Parties by dismissal of the appeals in the Harris County Lawsuit have made the district court’s judgment (“Final Judgment”) in that case final and nonappealable.

        6. The notice provision in Section 25.2 of the LSA and all other notice provisions in any of the Existing Contracts is amended to state current addresses and contact personnel and to designate methods of delivery and is restated as follows:

Any notice or other communication required or permitted under this Agreement or any Existing Contract shall be in writing and effective upon receipt if hand-delivered or sent by certified mail, postage prepaid, return receipt requested, by commercial overnight delivery service, or by facsimile transmission (provided a conforming copy is mailed the same day and any facsimile copy sent after 5:00 p.m. Central Time on a Business Day, or on a day that is not a Business Day, shall not be effective until the next Business Day). Notices shall be addressed:

If directed to REI:

Reliant Energy, Incorporated
Attention: Coal & Lignite Fuels
By U.S. Mail:
P.O. Box 1700
Houston, Texas 77251
By Delivery:
1111 Louisiana, Tenth Floor
Houston, Texas 77002

Facsimile No.: (713) 207-9016

If directed to NWR:

Northwestern Resources Co.
Attention: President - NWR

By U.S. Mail:
P.O: Box 915
Jewett, Texas 75846

By Delivery:
8 Miles North of Jewett, Texas
State Highway 39 North

Facsimile No.: (903) 626-5701

        Either Party may change its mailing address or facsimile number by giving notice of such change to the other Party as provided herein.

        7. During the Post-Transition Period, REI and NWR will each be responsible for the ad valorem taxes on (i) its respective lignite reserves (disregarding the sublease of REI’s reserves to NWR) and (ii) its respective mining equipment and facilities (disregarding the lease of mining equipment and facilities to NWR). For the sole purpose of ad valorem tax calculations commencing July 1, 2002, the Parties shall agree to a reasonable and appropriate allocation of the price paid for lignite into three components: cost recovery, management fee and dedication fee. During the Post-Transition Period NWR shall be entitled to all tax credits and deductions with respect to the lignite reserves in the Jewett Mine (including those reserves subleased from REI) and with respect to the mining equipment and facilities acquired by NWR. During the Post-Transition Period, REI shall be entitled to all tax credits and deductions with respect to mining equipment and facilities acquired by REI or its predecessor and leased to NWR

        8. During the Post-Transition Period, REI shall have a reasonable right to inspect and monitor the use and maintenance of the mining equipment and facilities leased by REI to NWR.

        9. Each Party shall bear its own expenses of any consultant or expert engaged under any Article hereof.

        10. REI may, at any time, require NWR to deliver lignite under the Old Price methodology for any two year forward looking period.

        11. The captions for the Articles and subcaptions for various sets of paragraphs within the Articles have been inserted for convenience and reference only and shall in no way modify or restrict any of the terms or provisions hereof.

        12. If any term or provision of this Agreement shall be held to be invalid or unenforceable, then to the extent of such invalidity or unenforceability, and without invalidating the remaining terms or provisions hereof, this Agreement shall, to the extent permitted by applicable law, be construed as if such invalid or unenforceable term or provision had not been contained herein; provided, if any Right of First Refusal is held to be invalid or unenforceable, REI shall grant NWR an option that replaces the invalid or unenforceable Right of First Refusal on the same terms, except as required to remove the invalidity or to make the option enforceable. Any modification shall be consistent with the factual basis of the Parties’ bargain as described in this Agreement.

        13. Nothing in this Agreement is intended or should be construed to give any person, other than the Parties, any legal or equitable right, remedy or claim under or in respect of this Agreement or any provision contained herein.

        14. The Parties acknowledge that at the termination of the LSA, as amended by this Agreement, issues may remain to be resolved that are not the subject of a specific agreement in the Existing Contracts, as amended by this Agreement. Such unresolved issues may include, without limitation, issues with respect to the remaining lignite reserves owned or controlled by NWR, issues concerning the proper designation of reclamation costs into the categories of final reclamation and contemporaneous reclamation and issues with respect to the disposition of remaining facilities and equipment. The Parties agree to meet in good faith to attempt to reach a mutually satisfactory resolution of any and all remaining issues. If the Parties fail to resolve any such issues (except for any issues relating to the lignite reserves owned or controlled by NWR) within 180 days of the termination of the LSA, such unresolved issues shall be submitted to arbitration pursuant to the provisions of Article H. Such arbitration shall commence within 30 days of the end of such 180-day period of negotiation and the issues submitted to arbitration shall be determined consistent with the general intentions of the Parties expressed in the Existing Contracts, as amended, with respect to the operation of the Jewett Mine and the purchase and sale of lignite during the Post Transition Period. If agreement on any lignite reserve issue[s] cannot be reached after reasonable attempt[s] at resolution are made by the Parties, such issue[s] shall not be referable to arbitration under this Agreement and NWR shall have no obligation to dedicate such lignite reserves to any continuation of the Jewett Mine by REI. NWR, however, grants to REI, effective at the termination of the LSA, as amended by this Agreement, an irrevocable right of first refusal with regard to any sale or other disposition by NWR of NWR’s remaining lignite reserves. The obligation to extend a right of first refusal for the lignite reserves remaining at termination requires that if NWR finds a bona fide purchaser or lessee for all or part of the remaining NWR lignite reserves NWR will, within ten days of receipt of a bona fide offer which NWR is prepared to accept, notify REI of the offer in accordance with Article K.6 hereof and include in the written notice all of the material terms of the bona fide offer. REI will thereafter have fifteen days from the date such notice is effective to notify NWR in accordance with Article K.6 that REI intends to meet, or does not intend to meet, all of the material terms contained in the offer made by the bona fide purchaser or lessee. If REI fails to respond within fifteen days, or responds negatively, then the right of first refusal as to such offer shall lapse and NWR may immediately go forward with the sale or lease free and clear of the right of first refusal. If REI responds affirmatively within fifteen days and indicates it wishes to match the bona fide offer, the Parties shall proceed to a closing of the transaction within ninety days of REI’s response. The right of first refusal granted to REI does not include a right to acquire any lignite leases that NWR elects in whole or in part to terminate by operation of the lease terms or to surrender and does not apply to any disposition by NWR to an afflicted entity provided the affiliated entity shall be bound by REI’s right of first refusal. The right of first refusal shall survive the termination of this Agreement.

        15. Each Party:

             a. acknowledges, understands and agrees that all Parties hereto participated in the drafting of this Agreement;

             b. hereby waives all right to assert any rule or presumption of construction specifying that an ambiguity in the language of a written contract be construed against the drafter; and

             c. specifically provides that no such rule or presumption shall be applied by any court or tribunal (including arbitration) having jurisdiction over the interpretation or construction of this Agreement.

        16. Neither Party may assign this Agreement or any rights or obligations hereunder in whole or in part without the prior written consent of the other party; which shall not be unreasonably withheld. Provided no such consent will be required where assignment is (i) to a successor in interest of a substantial part or all of the assets of such Party by way of merger, consolidation, sale of substantially all of its assets, divestiture pursuant to an order or decree of a court, or similar corporate reorganization; (ii) to an affiliated corporate entity; or (iii) to a purchaser of LEGS. No such assignment shall be effective unless and until such assignee shall assume in writing the obligations of the assignor.

        17. This Agreement, subject to the limitations set forth in Article J, is intended by the Parties to be the final expression of their agreement and the complete and exclusive statement of the terms of their agreement with respect to the subject matter hereof and there are no oral promises, agreements or warranties affecting it.

Executed as of the date shown in the caption of this Agreement

                                                                                                        RELIANT ENERGY, INCORPORATED

                                                                                                        By: /s/ CARLA J. MITCHAM

                                                                                                        NORTHWESTERN RESOURCES CO.

                                                                                                        By: /s/ R.F. CROMER

Exhibit 10.7

FIRST AMENDMENT TO
CREDIT AGREEMENT

        This First Amendment to Credit Agreement (the “First Amendment”) is dated as of August 15, 2001 and is made by and among WESTMORELAND MINING, LLC, a Delaware limited liability company (the “Borrower”), the other Loan Parties under the Credit Agreement (as hereinafter defined), the Banks under the Credit Agreement (as hereafter defined) and PNC Bank, National Association, as Agent.

RECITALS:

        WHEREAS, the Borrower, the other Loan Parties and the Banks entered into that certain Credit Agreement dated as of April 27, 2001 (the “Credit Agreement”) (capitalized terms used herein, but not defined herein, shall have the meaning ascribed to such terms in the Credit Agreement);

        WHEREAS, in connection with the Closing of the acquisitions under the Asset Acquisition Agreement and the Stock Purchase Agreement, the Borrower borrowed $12,298,000 under the Credit Agreement;

        WHEREAS, in connection with the Stock Purchase Agreement, the Borrower has also assumed certain indebtedness, in an amount equal to $3,964,000, relating to the purchase price of certain real estate and mineral assets;

        WHEREAS, the Borrower has requested that the Indebtedness (i) related to the purchase price adjustments and (ii) related to the assumed obligations in connection with the acquisition of the real estate and mineral assets, each be excluded from Indebtedness for purposes of calculating the leverage ratio;

        WHEREAS, the parties desire to amend the Credit Agreement to exclude from the calculation of the leverage ratio the Indebtedness related to the purchase price adjustments and the assumed obligations described above, on the terms and conditions provided herein;

        NOW, THEREFORE, in consideration of the foregoing and intending to be legally bound, the parties hereto agree as follows:

     1. Definitions.

        A.    Existing Definitions. The following definition is hereby amended and restated to read as follows:

            "Consolidated Total Indebtedness shall mean the principal balance of the Loans and Letters of Credit Outstanding and all Indebtedness of the Borrower and its Subsidiaries for borrowed money (including without limitation, Indebtedness evidenced by the Notes, capitalized leases and other Indebtedness permitted under Section 8.2.1, as determined and consolidated in accordance with GAAP) less any funds maintained in the Debt Service Reserve Account and the Series B Trust Account but specifically excluding any Real Estate and Mineral Obligations; provided however, that for purposes of calculating the leverage ratio in accordance with Section 8.2.18 through December 31, 2001, Indebtedness shall not include the Purchase Price Adjustment Indebtedness.”

        B.    New Definitions. The following definitions are hereby inserted into the Credit Agreement in alphabetical order in Section 1.1:

            "Purchase Price Adjustment Indebtedness shall mean the Indebtedness in an amount of $12,298,000 which was borrowed by the Borrower under the Credit Agreement on the Closing Date in connection with the acquisitions under the Asset Acquisition Documents and the Stock Purchase Agreement, less (i) any purchase price adjustment monies that are received by the Borrower subsequent to the Closing Date, and (ii) any amounts by which the Borrower reasonably determines that the purchase price adjustments will be less than the $12,298,000 which was originally borrowed to finance such acquisitions.”

            "Real Estate and Mineral Obligations shall mean the indebtedness in an amount not to exceed $3,964,000 under notes and other evidences of indebtedness which has specifically arisen from deferring the purchase price of real estate and other mineral assets which have been assumed by the Borrower in connection with the Asset Acquisition Documents and the Stock Purchase Agreement.”

    2. Warranties.

        A.    Warranties Under the Credit Agreement. The representations and warranties of Borrower contained in the Credit Agreement, after giving effect to the amendments thereto on the date hereof, are true and correct on and as of the date hereof with the same force and effect as though made by the Borrower on such date, except to the extent that any such representation or warranty expressly relates solely to a previous date or is the subject of the transactions permitted under the Credit Agreement. The Borrower is in compliance with all terms, conditions, provisions, and covenants contained in the Credit Agreement.

        B.    Power and Authority; Validity and Binding Effect; No Conflict. The Borrower and each other Loan Party has full power to enter into, execute, deliver and carry out this First Amendment, and such actions have been duly authorized by all necessary proceedings on its part. This First Amendment has been duly and validly executed and delivered by the Borrower and each other Loan Party. This First Amendment constitutes the legal, valid and binding obligation of Borrower which is enforceable against Borrower and each other Loan Party in accordance with its terms, except to the extent that enforceability thereof may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforceability of creditors' rights generally or by general equitable principles limiting the availability of specific performance or other equitable remedies. Neither the execution and delivery of this First Amendment, nor the consummation of the transactions herein contemplated will conflict with, constitute a default under or result in any breach of (i) the terms and conditions of any organizational documents of Borrower or any other Loan Party or (ii) any Law or any material agreement or instrument or other obligation to which Borrower or any other Loan Party is a party or by which it or any of the other Loan Parties is bound, or result in the creation or enforcement of any Lien upon any property of Borrower or any other Loan Party other than as set forth herein.

        C.    Consents and Approvals; No Event of Default. No consent, approval, exemption, order or authorization of any Person other than the parties hereto is required by any Law or any agreement in connection with the execution, delivery and carrying out of this First Amendment. No event has occurred and is continuing and no condition exists or will exist after giving effect to this First Amendment which constitutes an Event of Default or Potential Default.

        D.    Authorized Officer. The individual executing this First Amendment on behalf of the Borrower and each other Loan Party, is authorized to execute and deliver this First Amendment on behalf of the Borrower and each other Loan Party, and holds the office(s) with the Borrower and each other Loan Party, as the case may be, set forth below his signature to this First Amendment.

    3.    Conditions to Effectiveness.

            This First Amendment shall be deemed to be effective as of June 30, 2001, provided that each of the following conditions has been met:

            A.    Representations and Warranties. Each of the representations and warranties under Section 2 hereof are true and correct on the date hereof.

            B.    Execution. This First Amendment shall have been executed by the Required Banks, the Borrower and each of the other Loan Parties on or before the date hereof.

    4.    References to Credit Agreement, Loan Documents.

Any reference to the Credit Agreement or other Loan Documents in any document, instrument, or agreement shall hereafter mean and include the Agreement or such Loan Document, including such schedules and exhibits, as amended hereby. In the event of irreconcilable inconsistency between the terms or provisions hereof and the terms or provisions of the Credit Agreement or such Loan Document, including such schedules and exhibits, the terms and provisions hereof shall control.

    5.    Force and Effect.

The Borrower reconfirms, restates, and ratifies the Credit Agreement, and all other documents executed in connection therewith except to the extent any such documents are expressly modified by this First Amendment and Borrower confirms that all such documents have remained in full force and effect since the date of their execution.

    6. Governing Law.

This First Amendment shall be deemed to be a contract under the laws of the State of New York and for all purposes shall be governed by and construed and enforced in accordance with the internal laws of the State of New York without regard to its conflict of laws principles.

    7. Counterparts.

This First Amendment may be signed in any number of counterparts each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

[SIGNATURE PAGES TO FOLLOW]

[SIGNATURE PAGE 1 OF 3 TO FIRST AMENDMENT

TO CREDIT AGREEMENT]

                IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this First Amendment to Credit Agreement as of the day and year first above written.
WESTMORELAND MINING LLC
By: /s/ W. Michael Lepchitz
Title: Title: Vice President, General Counsel and Assistant Secretary
Name: W. Michael Lepchitz

WESTERN ENERGY COMPANY, an
Loan Party and Guarantor
By: /s/ W. Michael Lepchitz
Title: Title: Vice President, General Counsel and Assistant Secretary
Name: W. Michael Lepchitz

NORTHWESTERN RESOURCES CO., an
Loan Party and Guarantor
By: /s/ W. Michael Lepchitz
Title: Title: Vice President, General Counsel and Assistant Secretary
Name: W. Michael Lepchitz

DAKOTA WESTMORELAND CORPORATION, an
Loan Party and Guarantor
By: /s/ W. Michael Lepchitz
Title: Title: Vice President, General Counsel and Assistant Secretary
Name: W. Michael Lepchitz

[SIGNATURE PAGE 2 OF 3 TO FIRST AMENDMENT

TO CREDIT AGREEMENT]

WCCO-KRC ACQUISITION CORP., an
Loan Party and Guarantor
By: /s/ W. Michael Lepchitz
Title: Title: Vice President, General Counsel and Assistant Secretary
Name: W. Michael Lepchitz

[SIGNATURE PAGE 3 OF 3 TO FIRST AMENDMENT

TO CREDIT AGREEMENT]

PNC BANK, NATIONAL ASSOCIATION,
individually and as Agent
By: /s/ R. Kane Kiester
Title: CBO
Name: R. Kane Kiester

NATIONAL CITY BANK
By: /s/ Wilmer J. Jacobs
Title: Vice President
Name: Wilmer J. Jacobs

FIRSTAR BANK, N.A.
By: /s/ Eric Hartman
Title: vp
Name: Eric Hartman

NM ROTHSCHILD & SONS LIMITED
By: C. Coleman
Title: Director
Name: C. Coleman

Exhibit 10.8

FIRST AMENDMENT TO
NOTE PURCHASE AGREEMENT

        This First Amendment to Note Purchase Agreement (the “First Amendment”) is dated as of August 15, 2001 and is made by and among WESTMORELAND MINING, LLC, a Delaware limited liability company (the “Company”), the other Obligors under the Agreement (as hereinafter defined), the Purchasers under the Agreement (as hereafter defined) and PNC Capital Markets, Inc., as lead arranger.

RECITALS:

        WHEREAS, the Company, the other Obligors and the Purchasers entered into that certain Term Loan Agreement dated as of April 27, 2001 (the “Agreement”)(capitalized terms used herein, but not defined herein, shall have the meaning ascribed to such terms in the Credit Agreement);

        WHEREAS, in connection with the Closing of the acquisitions under the Asset Acquisition Agreement and the Stock Purchase Agreement, the Company borrowed $12,298,000 under the Bank Credit Agreement ;

        WHEREAS, in connection with the Stock Purchase Agreement, the Company has also assumed certain indebtedness, in an amount equal to $3,964,000, relating to the purchase price of certain real estate and mineral assets;

        WHEREAS, the Company has requested that the Indebtedness (i) related to the purchase price adjustments and (ii) related to the assumed obligations in connection with the acquisition of the real estate and mineral assets, each be excluded from Indebtedness for purposes of calculating the leverage ratio;

        WHEREAS, the parties desire to amend the Agreement to exclude from the calculation of the leverage ratio the Indebtedness related to the purchase price adjustments and the assumed obligations described above, on the terms and conditions provided herein;

         NOW, THEREFORE, in consideration of the foregoing and intending to be legally bound, the parties hereto agree as follows:

    1.    Definitions.

        A.    Existing Definitions. The following definition is hereby amended and restated to read as follows:

                "Consolidated Total Indebtedness shall mean the principal balance of the loans and letters of credit arising out of or under the Bank Credit Agreement and all other Indebtedness of the Company and its Subsidiaries for borrowed money (including without limitation, Indebtedness evidenced by the Notes, capitalized leases and other indebtedness as determined and consolidated in accordance with GAAP) less any funds maintained in the Debt Service Reserve Account and the Series B Trust Account but specifically excluding any Real Estate and Mineral Obligations; provided however, that for purposes of calculating the leverage ratio in accordance with Section 10.19 through December 31, 2001, Indebtedness shall not include the Purchase Price Adjustment Indebtedness.”

        B.    New Definitions. The following definitions are hereby inserted into the Agreement in alphabetical order in Schedule B:

                ""Purchase Price Adjustment Indebtedness shall mean the Indebtedness in an amount of $12,298,000 which was borrowed by the Company under the Bank Credit Agreement at the Closing in connection with the acquisitions under the Asset Acquisition Documents and the Stock Purchase Agreement, less (i) any purchase price adjustment monies that are received by the Company subsequent to the Closing, and (ii) any amounts by which is Company reasonably determines that the purchase price adjustments will be less than the $12,298,000 which was originally borrowed to finance such acquisitions.”

                "Real Estate and Mineral Obligations shall mean the indebtedness in an amount not to exceed $3,964,000 under notes and other evidences of indebtedness which has specifically arisen from deferring the purchase price of real estate and other mineral assets which have been assumed by the Company in connection with the Asset Acquisition Documents and the Stock Purchase Agreement.”

    2.    Warranties.

        A.    Warranties Under the Agreement. The representations and warranties of Company contained in the Agreement, after giving effect to the amendments thereto on the date hereof, are true and correct on and as of the date hereof with the same force and effect as though made by the Company on such date, except to the extent that any such representation or warranty expressly relates solely to a previous date or is the subject of transactions permitted under the Agreement. The Company is in compliance with all terms, conditions, provisions, and covenants contained in the Agreement.

        B.    Power and Authority; Validity and Binding Effect; No Conflict. The Company and each other Obligor has full power to enter into, execute, deliver and carry out this First Amendment, and such actions have been duly authorized by all necessary proceedings on its part. This First Amendment has been duly and validly executed and delivered by the Company and each other Obligor. This First Amendment constitutes the legal, valid and binding obligation of Company which is enforceable against Company and each other Obligor in accordance with its terms, except to the extent that enforceability thereof may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforceability of creditors' rights generally or by general equitable principles limiting the availability of specific performance or other equitable remedies. Neither the execution and delivery of this First Amendment, nor the consummation of the transactions herein contemplated will conflict with, constitute a default under or result in any breach of (i) the terms and conditions of any organizational documents of Company or any other Obligor or (ii) any Law or any material agreement or instrument or other obligation to which Company or any other Obligor is a party or by which it or any of the other Obligors is bound, or result in the creation or enforcement of any Lien upon any property of Company or any other Obligor other than as set forth herein.

        C.    Consents and Approvals; No Event of Default. No consent, approval, exemption, order or authorization of any person or entity other than the parties hereto is required by any Law or any agreement in connection with the execution, delivery and carrying out of this First Amendment. No event has occurred and is continuing and no condition exists or will exist after giving effect to this First Amendment which constitutes an Event of Default.

        D.    Authorized Officer. The individual executing this First Amendment on behalf of the Company and each other Obligor, is authorized to execute and deliver this First Amendment on behalf of the Company and each other Obligor, and holds the office(s) with the Company and each other Obligor, as the case may be, set forth below his signature to this First Amendment.

    3.    Conditions to Effectiveness.

            This First Amendment shall be deemed to be effective as of June 30, 2001, provided that each of the following conditions has been met :

        A.    Representations and Warranties. Each of the representations and warranties under Section 2 hereof are true and correct on the date hereof.

        B.    Execution. This First Amendment shall have been executed by the Required Combined Holders, the Company and each of the other Obligors on or before the date hereof.

        C.    Secretary's Certificate.

                There shall be delivered to the Purchasers a certificate signed by the Secretary or an Assistant Secretary of the Company and each other Obligor, certifying as appropriate as to:

                    (i)    all action taken by the Company in connection with this First Amendment and the other Financing Documents; and

                    (ii)    the names of the officer or officers authorized to sign this First

Amendment and the true signatures of such officer or officers and specifying the Authorized Officers permitted to act on behalf of the Company for purposes of this First Amendment and the true signatures of such officers, on which the Purchasers may conclusively rely.

    4.    References to Agreement, Financing Documents.

            Any reference to the Agreement or other Financing Documents in any document, instrument, or agreement shall hereafter mean and include the Agreement or such Financing Document, including such schedules and exhibits, as amended hereby. In the event of irreconcilable inconsistency between the terms or provisions hereof and the terms or provisions of the Agreement or such Financing Document, including such schedules and exhibits, the terms and provisions hereof shall control.

    5.    Force and Effect.

            The Company reconfirms, restates, and ratifies the Agreement, and all other documents executed in connection therewith except to the extent any such documents are expressly modified by this First Amendment and Company confirms that all such documents have remained in full force and effect since the date of their execution.

    6.    Governing Law.

            This First Amendment shall be deemed to be a contract under the laws of the State of New York and for all purposes shall be governed by and construed and enforced in accordance with the internal laws of the State of New York without regard to its conflict of laws principles.

    7.    Counterparts.

This First Amendment may be signed in any number of counterparts each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

[SIGNATURE PAGES TO FOLLOW]

[SIGNATURE PAGE 1 OF 4 TO FIRST AMENDMENT
TO NOTE PURCHASE AGREEMENT]

                IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this First Amendment to Note Purchase Agreement as of the day and year first above written.

WESTMORELAND MINING LLC
By: /s/ W. Michael Lepchitz
Name: W. Michael Lepchitz
Title: Title: Vice President, General Counsel and Assistant Secretary

WESTERN ENERGY COMPANY, an
Obligor and Guarantor
By: /s/ W. Michael Lepchitz
Name: W. Michael Lepchitz
Title: Title: Vice President, General Counsel and Assistant Secretary

NORTHWESTERN RESOURCES CO., an
Obligor and Guarantor
By: /s/ W. Michael Lepchitz
Name: W. Michael Lepchitz
Title: Title: Vice President, General Counsel and Assistant Secretary

DAKOTA WESTMORELAND CORPORATION, an
Obligor and Guarantor
By: /s/ W. Michael Lepchitz
Name: W. Michael Lepchitz
Title: Title: Vice President, General Counsel and Assistant Secretary

[SIGNATURE PAGE 2 OF 4 TO FIRST AMENDMENT
TO NOTE PURCHASE AGREEMENT]

WCCO-KRC ACQUISITION CORP., an
Obligor and Guarantor
By: /s/ W. Michael Lepchitz
Name: W. Michael Lepchitz
Title: Vice President, General Counsel and Assistant Secretary

[SIGNATURE PAGE 3 OF 4 TO FIRST AMENDMENT
TO NOTE PURCHASE AGREEMENT]

NM ROTHSCHILD & SONS LIMITED	TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA
By: C. Coleman	By: /s/ Estelle Simsolo
Name: C. Coleman	Name: Estelle Simsolo
Title: Director	Title: Director - Private Placements

NATIONAL CITY BANK	PACIFIC LIFE INSURANCE COMPANY
By: /s/ Wilmer J. Jacobs	By:
Name: Wilmer J. Jacobs	Name:
Title: Vice president	Title:

By:
Name:
Title:

FIRSTAR BANK, N.A.	AMERICAN GENERAL INTERNATIONAL
INVESTMENTS, INC.
By: /s/Eric Hartman
Name: Eric Hartman	AMERICAN GENERAL ANNUITY
Title: Vice President	INSURANCE COMPANY
By: /s/ C. Scott Inglis
Name: C. Scott Inglis
Title: Investment Officer

NATIONWIDE INDEMNITY COMPANY	THE TRAVELERS INSURANCE COMPANY

NATIONWIDE MUTUAL FIRE INSURANCE COMPANY
By: /s/ Robert M. Mills
NATIONWIDE MUTUAL INSURANCE COMPANY	Name: Robert M. Mills
Title: Investment Officer
By: /s/ Mark W. Poeppelman
Name: Mark W. Poeppelman
Title: Associate Vice President

[SIGNATURE PAGE 4 OF 4 TO FIRST AMENDMENT
TO NOTE PURCHASE AGREEMENT]

METROPOLITAN LIFE INSURANCE COMPANY	COLUMBUS LOAN FUNDING LTD.
By: Travelers Asset Management International Company LLC

By: /s/ Erik V. Savi	By:
Name: Erik V. Savi	Name:
Title: Director	Title:

TRAVELERS CORPORATE LOAN FUND INC.
By: Travelers Asset Management International Company LLC

By:
Name:
Title: