Form 10-Q
period 2001-09-30
WESTMORELAND COAL CO
filed 2001-11-14
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

        Yes   X      No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2001: Common stock, $2.50 par value; 7,458,165

PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2001	2000

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$ 19,567	$ 14,193
Receivables:
Trade	29,077	3,105
Other	1,692	565

	30,769	3,670

Deferred income taxes	10,000	-
Inventories	14,011	-
Restricted cash	10,064	-
Other current assets	6,225	1,086

Total current assets	90,636	18,949

Property, plant and equipment:
Land and mineral rights	50,405	10,564
Plant and equipment	195,239	65,709

	245,644	76,273
Less accumulated depreciation and depletion	48,250	41,580

Net property, plant and equipment	197,394	34,693

Deferred income taxes	43,919	-
Investment in independent power projects	24,248	49,419
Investment in Dominion Terminal Associates (DTA)	4,013	4,327
Prepaid pension cost	1,589	4,118
Excess of trust assets over pneumoconiosis benefit obligation	7,713	6,807
Security deposits and bond collateral	4,033	19,217
Advanced coal royalties	7,900	-
Reclamation deposits	47,522	-
Other assets	32,874	1,566

Total Assets	$461,841	$139,096

		(Continued)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)

	(Unaudited)
	September 30,	December 31,
	2001	2000

	(in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$ 17,303	$ -
Accounts payable and accrued expenses:
Trade	26,156	2,357
Production taxes	19,512	3,170
Workers’ compensation	3,100	3,100
Post retirement medical costs	10,500	10,500
1974 UMWA Pension Plan obligations	1,344	1,279
Reclamation costs	7,423	100

Total current liabilities	85,338	20,506

Long-term debt, less current installments	105,089	-
Accrual for workers’ compensation, less current portion	9,909	12,236
Accrual for post retirement medical costs, less current portion	98,328	82,968
1974 UMWA Pension Plan obligations, less current portion	8,390	9,409
Accrual for reclamation costs, less current portion	132,498	2,309
Other liabilities	11,768	3,003

Minority interest	5,484	5,292

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 208,708 shares	209	209
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 7,444,606 shares in 2001 and
7,069,663 shares in 2000	18,611	17,674
Other paid-in capital	68,405	67,318
Accumulated other comprehensive loss	(3,434)	-
Accumulated deficit	(78,754)	(81,828)

Total shareholders' equity	5,037	3,373

Total Liabilities and Shareholders' Equity	$461,841	$139,096

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Income

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

	(in thousands except per share data)

Revenues:
Coal	$ 85,957	$ 8,851	$148,165	$ 28,666
Independent power projects – equity in earnings	4,470	5,768	12,735	13,978
Dominion Terminal Associates – share of losses	(540)	(491)	(1,332)	(1,356)

	89,887	14,128	159,568	41,288

Costs and expenses:
Cost of sales – coal	63,528	7,508	110,790	24,131
Depreciation, depletion and amortization	3,404	580	6,805	1,463
Selling and administrative	6,592	1,782	15,903	4,959
Heritage health benefit costs	5,269	5,539	16,687	16,144
Pension benefit	(55)	(37)	(166)	(475)
Doubtful account recoveries	(3)	(400)	(18)	(400)
Loss on sales of assets	-	-	792	-

	78,735	14,972	150,793	45,822

Operating income (loss)	11,152	(844)	8,775	(4,534)

Other income (expense):
Interest expense	(3,064)	(215)	(5,497)	(696)
Interest income	636	504	2,018	1,465
Minority interest	(232)	(136)	(592)	(567)
Other income (expense)	378	(344)	620	(1,273)

Income (loss) before income tax expense	8,870	(1,035)	5,324	(5,605)

Income tax expense	(2,661)	-	(2,250)	-

Net income (loss)	6,209	(1,035)	3,074	(5,605)

Less preferred stock dividend requirements	(444)	(444)	(1,332)	(1,332)

Net income (loss) applicable to common shareholders	$ 5,765	$ (1,479)	$ 1,742	$ (6,937)

Net income (loss) per share applicable to common shareholders:
Basic	$ 0.79	$ (0.21)	$ 0.24	$ (0.98)
Diluted	$ 0.73	$ (0.21)	$ 0.22	$ (0.98)

Weighted average number of common shares outstanding:
Basic	7,264	7,070	7,161	7,070
Diluted	7,859	7,070	7,755	7,070

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows

	(Unaudited)
Nine Months Ended September 30,	2001	2000

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$ 3,074	$ (5,605)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings from independent power projects	(12,735)	(13,978)
Cash distributions from independent power projects	18,031	9,201
Share of losses from DTA	1,332	1,356
Cash generated by DTA	210	147
Cash contributions to DTA	(1,228)	(1,226)
Deferred income tax expense	1,681	-
Depreciation, depletion and amortization	6,805	1,463
Stock compensation expense	741	-
Loss on sale of assets	792	-
Minority interest	592	567
Other	-	(304)
Net change in assets and liabilities	18,698	5,931

Net cash provided by (used in) operating activities before reorganization items	37,993	(2,448)

Changes in reorganization items	-	(327)

Net cash provided by (used in) operating activities	37,993	(2,775)

Cash flows used in investing activities:
Additions to property, plant and equipment	(2,964)	(433)
Cash paid for acquisitions	(163,152)	-
Reimbursement from mine operator	-	530
Change in security deposits and bond collateral	15,184	(5,220)
Change in restricted cash	(10,064)	-
Change in other long-term assets	(907)	-
Net proceeds from sales of assets	15,226	-

Net cash used in investing activities	(146,677)	(5,123)

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt, net of debt issuance costs	127,043	-
Repayment of long-term debt	(13,868)	(1,563)
Dividends paid to minority interest	(400)	(1,600)
Proceeds from exercise of stock options	1,283	8

Net cash provided by (used in) financing activities	114,058	(3,155)

Net increase (decrease) in cash and cash equivalents	5,374	(11,053)
Cash and cash equivalents, beginning of period	14,193	20,122

Cash and cash equivalents, end of period	$ 19,567	$ 9,069

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 5,415	$ 696
Income taxes	$ 903	$ -

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These quarterly financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, Form 8-K/A filed on July 16, 2001 and Form 8-K filed on October 24, 2001. The accounting policies followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in that Annual Report. These accounting policies and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.

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

2. ACQUISITIONS AND DISPOSITIONS

On April 30, 2001 and May 11, 2001, respectively, the Company, through its separate wholly owned subsidiary Westmoreland Mining LLC (“WML”), completed the acquisitions of Montana Power Company’s coal business for approximately $138 million, and the coal operations of Knife River Corporation (a subsidiary of MDU Resources Group, Inc.) for approximately $26 million, both before closing adjustments. The acquisitions were effective April 30, 2001. WML is a special purpose Delaware limited liability company formed on December 4, 2000 for the purpose of facilitating the financing of these acquisitions and, through its subsidiaries, operating the Rosebud, Jewett, Beulah and Savage mines. The results of operations relating to the acquisitions have been included in the Company’s consolidated financial statements beginning on May 1, 2001.

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

In the Knife River transaction, WML’s subsidiary, Dakota Westmoreland Corporation, acquired all of the assets associated with the Beulah Mine in Beulah, North Dakota, and WML’s subsidiary, WCCO-KRC Acquisition Corp., acquired all of the assets associated with the Savage Mine in Savage, Montana. In connection with this transaction, WPI acquired certain rights related to the former Gascoyne mine site in North Dakota.

The acquisitions were funded with $39 million in cash contributed to WML by the Company and borrowings of $125 million by WML as described in Note 3.

The acquisitions were recorded under the purchase method of accounting and, therefore, the purchase prices have been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. These purchase price allocations are subject to further adjustment based on final purchase price closing adjustments pursuant to the stock and asset purchase agreements under which the Company completed the acquisitions. The currently estimated fair values of the assets acquired, the liabilities assumed and the deferred income tax asset recognized to reflect the value of a portion of the net operating loss carryforwards the Company now expects to utilize as a result of future taxable income generated by the acquisitions are summarized below:

In thousands

Working capital	$23,409
Property, plant and equipment	166,407
Deferred income tax asset	55,600
Reclamation deposits	46,827
Other assets	36,485
Long-term debt	(3,963)
Reclamation obligations	(137,457)
Other liabilities	(24,156)

Net assets acquired	$163,152

The following unaudited consolidated pro forma financial information is presented for the nine month periods ended September 30, 2001 and 2000 in order to provide a basis for comparative evaluation of the consolidated companies’ performance as if the acquisitions had occurred at the beginning of the periods presented. This unaudited pro forma information includes permitted adjustments to give effect to depreciation of property, plant and equipment, interest expense on acquisition-related financing, and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not meant to be nor should it be relied upon as necessarily indicative of the results of operations that actually would have occurred had the acquisitions occurred at the beginning of the periods presented or of future results of the combined operations.

	Nine Months Ended
	September 30,
	2001	2000

	(in thousands except per share data)

Revenues	$250,401	$234,457

Net income applicable to common shareholders	$9,792	$8,118

Net income per share applicable to common shareholders:
Basic	$1.37	$1.15

Diluted	$1.26	$1.14

Sale of Projects

On March 23, 2001, the Company sold its 30% interests in three Virginia independent power projects (Altavista, Hopewell and Southampton) for aggregate net proceeds of approximately $24,115,000, including $8,949,000 of operating earnings distributed from the projects at the time of the sale. A net loss of $669,000 was recorded by the Company in conjunction with this sale during the quarter ended March 31, 2001. The recognition of the loss, as well as an impairment charge recognized in the fourth quarter of 2000, was necessary because the service lives originally adopted for depreciation purposes for these projects were greater than the cash flow streams provided under the power supply agreements for the facilities. During the second quarter of 2001, the Company sold its 1.25% interest in the Ft. Drum independent power project for proceeds of approximately $60,000, resulting in a loss of $123,000. The proceeds from the sales were used to fund a portion of the purchase prices of the acquisitions completed during the second quarter.

3. LINE OF CREDIT AND LONG-TERM DEBT

WML has a $20 million revolving credit facility (the “Facility”) with PNC Bank, National Association, as Agent, which expires on April 27, 2004. The interest rate is either PNC Bank’s Base Rate plus 1.60% or Euro-Rate plus 3.10% (6.60% at September 30, 2001), at WML’s option. In addition, a commitment fee of ½ of 1% of the average unused portion of the available credit is payable quarterly. The amount available under the Facility is based upon, and any outstanding amounts are secured by, eligible accounts receivable. At September 30, 2001, WML had $4,000,000 outstanding under the Facility and had additional borrowing capacity of approximately $15,700,000.

WML also borrowed $120 million from a group of institutions using PNC Capital Markets, Inc. as lead arranger to fund the acquisitions described in Note 2. The borrowings consisted of $20 million in variable-rate Series A Notes and $100 million in fixed-rate Series B Notes. The Series A Notes bear interest at either a prime rate or LIBOR-based rate (7.18% at September 30, 2001) at WML’s option, and require quarterly principal repayments from September 2001 to June 2002, when the remaining outstanding balance is due. The Series B Notes bear interest at a rate of 9.39% and require quarterly principal repayments from September 2002 to December 2008, when the remaining outstanding balance is due. Both the Series A Notes and the Series B Notes require quarterly interest payments and are secured by assets of WML.

Both the revolving line of credit and the term notes contain various covenants which limit WML or its subsidiaries’ ability to merge or consolidate with another entity, dispose of assets, pay dividends, or change the nature of business operations. WML is also required to maintain certain financial ratios as defined in the agreements. Further, pursuant to these agreements any purchase price adjustments which are refunded to WML must be used to repay any amounts outstanding under the Facility and in certain circumstances fund a debt service reserve account. As of September 30, 2001, WML was in compliance with such covenants.

Under the terms of the Series A Notes and Series B Notes, WML is required to maintain a debt service reserve account equal to the principal and interest payments and certain fees scheduled to become due within the next six months. WML must fund this account with its earnings, after payment of principal, interest, capital expenditures, and certain other amounts. Based upon projected operating results and cash flows, the Company expects that this debt service reserve account will be fully funded in March 2002. After the debt service reserve account is fully funded, if the debt service coverage ratio is greater than or equal to 1.25 to 1, then 25% of any “Surplus Cash Flow” (as such term is defined in the agreement for the $120 million term loan) is applied to the prepayment of WML’s indebtedness and 75% of any Surplus Cash Flow is available to WML. WML may distribute such Surplus Cash Flow to the Company so long as no Event of Default or Potential Event of Default under the term loan agreement exists or is likely to result from the distribution. Until the debt service reserve account is fully funded, WML may not distribute any earnings to the Company; however, for quarters ending on or before December 31, 2001, WML may distribute $1,250,000 per quarter to the Company. This $1,250,000 distribution is in addition to the $500,000 management fee that WML may pay the Company each quarter. At September 30, 2001, WML had funded a balance of $4,604,000 in the debt service reserve account. Those funds have been classified as restricted cash in the consolidated balance sheet.

WML also assumed outstanding notes payable of the acquired entities related to the purchase of real property and mineral rights. As of September 30, 2001, $2,839,000 was long-term and $1,053,000 was the current portion of these notes.

The maturities of all long-term debt and the revolving credit facility outstanding at September 30, 2001 are:

In thousands

October-December 2001	$6,483
2002	13,753
2003	8,854
2004	14,470
2005	10,470
2006	11,472
Thereafter	56,890

$122,392

4. CAPITAL STOCK

The Company issued Series A preferred stock in July 1992. Preferred stock dividends at a rate of 8.5% per annum were then paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company’s then principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders’ deficit. The quarterly dividends which are accumulated but unpaid through and including October 1, 2001 amount to $12,418,000 in the aggregate ($59.50 per preferred share or $14.88 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of the Company’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $208,708 at September 30, 2001). As of September 30, 2001, the Company had shareholders’ equity at of $5,037,000 and the par value of all outstanding shares of preferred and common stock aggregated $18,820,000 at September 30, 2001.

During the three and nine months ended September 30, 2001, the Company received proceeds of $680,000 and $1,283,000, respectively, from the exercise of director and employee stock options to purchase 221,350 and 321,600 shares of common stock, respectively.

Earnings per Share

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

	(in thousands)
Number of shares of common stock:
Basic EPS	7,264	7,070	7,161	7,070
Effect of dilutive option shares	595	-	594	-

Diluted EPS	7,859	7,070	7,755	7,070

Number of shares not included in dilutive EPS that
would have been antidilutive because
exercise price of options was greater than the
average market price of the common shares	50	132	50	191

5. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Current:
Federal	$237	$-	$276	$-
State	32	-	293	-
	269	-	569	-

Deferred:
Federal	2,057	-	1,446	-
State	335	-	235	-

	2,392	-	1,681	-

Income tax expense	$2,661	$-	$2,250	$-

In connection with the acquisitions described in Note 2, the Company has recognized a $55.6 million deferred income tax asset based upon the expectation that a portion of its unrecognized net operating loss carryforwards will be utilized through the generation of future taxable income. As taxable income is generated and the net operating loss carryforwards are utilized, the deferred tax asset is reduced and a non-cash deferred tax expense is recognized.

6. COMPREHENSIVE LOSS

The Company is party to an interest rate swap agreement on the long-term debt at the Roanoke

Valley I independent power project through a subsidiary which is accounted for under the equity method of accounting. In accordance with generally accepted accounting principles the Company has reflected the difference between its 50% share of the fair value of this interest rate swap agreement and its carrying value as a separate component of shareholders’ equity. The swap agreement exchanged variable interest rates on debt for a fixed rate. Because market interest rates have declined below those provided for in the swap agreement, the fair value of the swap agreement has decreased. The change in fair value representing the unrealized loss on the swap agreement resulting from changes in current interest rates is a component of the Company’s total comprehensive income (loss). If interest rates remain at their current levels, the Company will recognize its share of the loss in future periods as a reduction in equity in earnings of independent power projects.

The Company’s total comprehensive income (loss) for the periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net income (loss)	$6,209	$(1,035)	$3,074	$(5,605)
Other comprehensive loss	(1,113)	-	(3,434)	-

Total comprehensive income (loss)	$5,096	$(1,035)	$(360)	$(5,605)

7. BUSINESS SEGMENT INFORMATION

The Company’s current operations have been classified into three segments: coal, independent power and terminal operations. The coal segment includes the production and sale of coal from Eastern Montana, North Dakota and Texas. The independent power segment includes the development, management and ownership of interests in cogeneration and other non-regulated independent power plants. The terminal operation segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. The “Corporate” classification noted in the tables represents all costs not otherwise classified, including corporate office charges, heritage health benefit costs, business development expenses and all residual costs of the idled Virginia Division. Summarized financial information by segment for the quarters and nine months ended September 30, 2001 and 2000, respectively, is as follows:

Quarter ended September 30, 2001

	Coal	Independent Power	Terminal Operations	Corporate	Total

	(in thousands)
Revenues:
Coal	$85,957	$-	$-	$-	$85,957
Equity in earnings (share of losses)	-	4,470	(540)	-	3,930

	85,957	4,470	(540)	-	89,887

Costs and expenses:
Cost of sales – coal	63,528	-	-	-	63,528
Depreciation, depletion and amortization	3,396	2	-	6	3,404
Selling and administrative	4,549	70	12	1,961	6,592
Heritage health benefit costs	-	-	-	5,269	5,269
Pension benefit	-	-	-	(55)	(55)
Doubtful account recoveries	-	-	-	(3)	(3)

Operating income (loss)	$14,484	$4,398	$(552)	$(7,178)	$11,152

Capital expenditures	$2,117	$-	$-	$7	$2,124

Property, plant and equipment, net	$196,098	$49	$-	$1,247	$197,394

*Equity in earnings of independent power projects includes only the results of the ROVA projects.

Quarter ended September 30, 2000

	Coal	Independent Power	Terminal Operations	Corporate	Total

	(in thousands)
Revenues:
Coal	$8,851	$-	$-	$-	$8,851
Equity in earnings (share of losses)	-	5,768	(491)	-	5,277

	8,851	5,768	(491)	-	14,128

Costs and expenses:
Cost of sales – coal	7,508	-	-	-	7,508
Depreciation, depletion and amortization	548	8	-	24	580
Selling and administrative	161	133	30	1,458	1,782
Heritage health benefit costs	-	-	-	5,539	5,539
Pension benefit	-	-	-	(37)	(37)
Doubtful account recoveries	-	-	-	(400)	(400)

Operating income (loss)	$634	$5,627	$(521)	$(6,584)	$(844)

Capital expenditures	$46	$2	$-	$4	$52

Property, plant and equipment, net	$34,879	$68	$8	$43	$34,998

*Equity in earnings of independent power projects includes the results of both the ROVA projects and the Virginia projects which were sold in March 2001.

Nine months ended September 30, 2001

	Coal	Independent Power	Terminal Operations	Corporate	Total

	(in thousands)
Revenues:
Coal	$148,165	$-	$-	$-	$148,165
Equity in earnings (share of losses)	-	12,735	(1,332)	-	11,403

	148,165	12,735	(1,332)	-	159,568

Costs and expenses:
Cost of sales – coal	110,790	-	-	-	110,790
Depreciation, depletion and amortization	6,773	9	-	23	6,805
Selling and administrative	7,718	272	32	7,881	15,903
Heritage health benefit costs	-	-	-	16,687	16,687
Pension benefit	-	-	-	(166)	(166)
Doubtful account recoveries	-	-	-	(18)	(18)
Loss on sales of assets	-	792	-	-	792

Operating income (loss)	$22,884	$11,662	$(1,364)	$(24,407)	$8,775

Capital expenditures	$2,939	$5	$-	$20	$2,964

Property, plant and equipment, net	$196,098	$49	$-	$1,247	$197,394

* Equity in earnings of independent power projects includes the results of the ROVA projects and the results of the Virginia projects through the date of their sale in March 2001.

Nine months ended September 30, 2000

	Coal	Independent Power	Terminal Operations	Corporate	Total

	(in thousands)
Revenues:
Coal	$28,666	$-	$-	$-	$28,666
Equity in earnings (share of losses)	-	13,978	(1,356)	-	12,622

	28,666	13,978	(1,356)	-	41,288

Costs and expenses:
Cost of sales – coal	24,131	-	-	-	24,131
Depreciation, depletion and amortization	1,354	22	-	87	1,463
Selling and administrative	471	324	303	3,861	4,959
Heritage health benefit costs	-	-	-	16,144	16,144
Pension benefit	-	-	-	(475)	(475)
Doubtful account recoveries	-	-	-	(400)	(400)

Operating income (loss)	$2,710	$13,632	$(1,659)	$(19,217)	$(4,534)

Capital expenditures	$421	$8	$-	$4	$433

Property, plant and equipment, net	$34,879	$68	$8	$43	$34,998

8. CONTINGENCIES

Protection of the Environment

As of September 30, 2001 the Company has approximately $170,934,000, $10,719,000, $7,620,000, and $3,880,000 in reclamation bonds in place in Montana, North Dakota, Texas, and Virginia, respectively, to assure that operations comply with all applicable regulations and to assure the completion of final reclamation activities. Final reclamation obligations at the Company’s mine in Jewett, Texas, are the responsibility of its customer. In addition, certain customers and a contract miner are obligated to either perform or reimburse the Company for certain reclamation activities as they are performed.

The Company believes its mining operations are in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company maintains compliance primarily through the performance of reclamation, maintenance and monitoring activities. Westmoreland Resources, Inc. (“WRI”) has an agreement with its mining contractor and 20% owner of WRI, Washington Group International (“WGI”), which limits the Company’s maximum liability for reclamation costs associated with final mine closure of the Absaloka mine. It calls for WRI to pay approximately $1,700,000 over a 15-year period, which began in December 1990. All remaining liability is that of WGI or customers, who are obligated to pay final reclamation costs under provisions of their respective coal sales contracts.

As discussed in Note 2, in connection with the acquisitions completed in the second quarter, WML assumed future reclamation obligations of approximately $137,457,000. Certain of its customers have funded a portion of those reclamation costs. As of September 30, 2001, WML had $47,522,000 of cash reserved and invested to use for future reclamation activities at the Rosebud Mine.

WGI Bankruptcy

WRI’s mining contractor and 20% owner, WGI, has filed a petition seeking to reorganize its debts pursuant to Chapter 11 of the Bankruptcy Code. WGI filed its petition in the bankruptcy court in Reno, Nevada. Prior to the time that the bankruptcy petition was filed, WRI had filed suit against WGI seeking to recover costs associated with certain repair and replacement of components of WRI’s dragline. WGI’s bankruptcy petition stayed that litigation. WRI has filed other claims against WGI; these claims allege, among other things, that WGI overcharged for the cost of mining, failed to provide a competitive cost of mining, and failed to provide adequate assurances that contractually required reclamation will be done. WRI has also requested reimbursement of alleged unpaid royalties and objected to assumption of the mining contracts between WGI and WRI pursuant to which WGI provides contract mining and reclamation services to WRI. No date has been set to resolve WRI’s claims.

The contracts between WRI and WGI are executory and must either be assumed or rejected in the bankruptcy proceeding. Each of WRI’s alleged claims represents a potential breach of those contracts. If WGI assumes the mining contracts it must either cure the existing breaches of contract or demonstrate to the Bankruptcy Court’s satisfaction an ability to satisfy any adverse decision arising from litigation of the alleged breach of contract claims. It is currently believed that WGI intends to assume the mining contracts; however, WGI has reserved the right to reject any executory contracts at any time prior to final resolution of its bankruptcy case. If WGI rejects the mining contracts, they will be terminated and WRI will have an unsecured claim for damages. In that event, WRI will be prepared to continue coal production at the mine with its own workforce and to comply with regulatory and environmental requirements.

Contract Contingencies

On September 24, 2001, WRI gave notice to WGI of a dispute regarding the past and future pricing for contract mining services. WRI believes the price per ton should be substantially reduced. If the parties are unable to resolve the dispute through negotiations, binding arbitration will follow.

WRI has also begun discussions with its largest customer regarding pricing and extension for the term of the coal supply agreement. The current coal supply agreement expires in December 2002. Another customer of WRI has requested acceleration of a contract reopener provision from 2003 into 2002 and requested WRI provide price and extended term information for discussion.

Northwestern Resources Co. has begun discussions with the owner of the Limestone Power Station (“Limestone”), which uses lignite from the Jewett mine as its primary fuel supply, about the impact of the new Texas air quality standards and Limestone’s increase in generating capability from 800 MW/unit to 890 MW/unit. These discussions include such issues as potentially blending Powder River Basin coal, use of petroleum coke, installation of additional pollution control technologies, how many tons will be shipped and at what price at various dates beginning in July 2003.

Western Energy Company's Coal Supply Agreement with the Colstrip units 1 and 2 owners contains a provision calling for a price reopener in July 2001. The parties have begun discussions to attempt to reach a consensual agreement about future price; however, in the event the parties are unable to reach an agreement, the Coal Supply Agreement provides for a binding arbitration to resolve the issue.

UMWA Master Agreement

The Company is subject to certain financial ratio tests under the terms of an agreement with the UMWA (the “Master Agreement”), which facilitated the Company’s discharge from Chapter 11 Bankruptcy in 1998. The Company’s obligations under the Master Agreement are secured by a Contingent Promissory Note (the “Note”) in an initial principal amount of $12 million; the principal amount of the Note decreases to $6 million in 2002. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial ratio tests specified in the Note, fails to maintain the required balance of $6 million in the escrow account through 2001 or fails to comply with certain covenants set forth in a security agreement. The Note also gives the Company certain rights to cure a default that would otherwise ripen into an “Event of Default”: on no more than two occasions, the Company may cure a default that arises from the Company’s failure to satisfy the financial ratios in a quarter by complying with the financial ratios in the immediately following quarter. The Company did not satisfy the financial ratio test which measures operating income versus debt service requirements for the quarter ended June 30, 2001 because of its acquisitions. The Company’s financial results for that period reflected only two months of operating income from the acquisitions, while the debt service amount included the full effect of the acquisition financing. The Company has requested that compliance with this financial ratio test be waived for the quarter ended June 30, 2001 since the acquisitions greatly enhance the Company’s ability to provide health care benefits over the long term. However, even if the UMWA does not grant this waiver, the Company has cured any default that existed at June 30, 2001, by complying with the financial ratios at September 30, 2001. The Note terminates on January 1, 2005. The Company believes it will comply with the financial ratios in the Note through its expiration.

Purchase Price Adjustments

As discussed in Note 2, the final purchase prices for the acquisitions are subject to adjustment. In the unlikely event additional payments are required to be made, they would likely be funded through borrowings under the Facility described in Note 3. Pursuant to the credit agreements, if the purchase price is reduced, amounts received are required to be applied to reduce the acquisition debt, as explained in Note 3. Any change in the purchase prices will result in a change to the preliminary purchase price allocation disclosed in Note 2 and is not expected to have a material adverse effect on the Company’s results of operations.

Other Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters in the normal course of business. The ultimate outcome of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2000 to September 30, 2001

Forward-Looking Disclaimer

Certain statements in this report which are not historical facts or information are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company’s access to financing; the Company’s ability to successfully identify new business opportunities; the Company’s ability to achieve anticipated cost savings and profitability targets; changes in the industry; competition; the Company’s ability to utilize its tax net operating losses; the ability to reinvest excess cash at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; demand for electricity; the effect of regulatory and legal proceedings; the announced liquidity issues for Washington Group International and other factors discussed in Item 1 and Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

Impact of Acquisitions

The acquisitions completed in the second quarter have significantly affected the Company’s financial and operating results for the quarter and nine months ended September 30, 2001. The operations of Westmoreland Mining LLC “WML”, since the effective date of the acquisitions, have contributed the following:

	Quarter Ended	Nine Months Ended

	September 30, 2001

	(in thousands)
Coal Revenues	$74,088	$116,922
Operating Income	12,255	17,814
Cash provided by operating activities	21,145	35,126
Increased selling and administrative costs	4,256	6,859

These results may not necessarily be indicative of the results to be realized in future periods.

As described in Note 2, the acquisitions also affected the Company’s balance sheet at acquisition by:

   •   Adding $132,298,000 of acquisition debt and $3,963,000 of assumed debt
   •    Adding property, plant and equipment of $166,407,000
   •    Adding accrued reclamation costs of $137,457,000 partially offset by currently invested cash collateral of $46,827,000
   •    Providing the basis for recognizing a deferred tax asset of $55,600,000

The above amounts are included in the consolidated financial statements. Also included as of September 30, 2001 is $12,308,000 of cash and $4,064,000 of restricted cash held by WML, which along with its cash from continuing operations, is dedicated to debt service and funding of the debt service reserve required under the acquisition financing. Until the debt service reserve account is fully funded, WML may not distribute any earnings to the Company; however, for quarters ending on or before December 31, 2001, WML may distribute $1,250,000 per quarter to the Company. This $1,250,000 distribution is in addition to the $500,000 management fee that WML may pay the Company each quarter. The Company expects that the debt service reserve account will be fully funded in March 2002.

While the acquisitions are generating significant positive operating cash flows, the term notes and revolving credit facility agreements include certain conditions with respect to the use of such cash flows which will affect the amount of such cash flows available for general use by the Company, particularly in the first year following the acquisitions as discussed in Note 3 to the consolidated financial statements.

The future income expected to be generated by the acquisitions will allow the Company to use at least a portion of its net operating loss carryforwards. As a result and as required by generally accepted accounting principles, the Company has recognized a $55,600,000 deferred tax asset. As taxable income is generated in future periods and the net operating loss carryforwards are utilized, the tax asset will be reduced and a non-cash deferred income tax expense will be recognized and no regular Federal income taxes will be paid. Under purchase accounting for the acquisitions, recognition of the deferred tax asset reduced the Company’s basis in the property, plant and equipment acquired, thus reducing future depreciation and depletion expense. This accounting treatment has no effect on cash flows which will reflect the full benefit to the Company of use of its tax loss carryforwards.

Liquidity and Capital Resources

Cash provided by (used in) operating activities was $37,993,000 and $(2,775,000) for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash from operations in 2001 compared to 2000 is due to the operating performance and changes in net assets related to the acquisitions completed in the second quarter of 2001 and the distributions received from the three Virginia independent power projects which were sold on March 23, 2001.

Cash used in investing activities was $146,677,000 for the nine months ended September 30, 2001, compared to $5,123,000 for the nine months ended September 30, 2000. The primary use of cash in 2001 was $163,152,000 paid for acquisitions. Cash provided by investing activities in 2001 includes $15,166,000 in proceeds from the sale of the Company’s interests in the three Virginia independent power projects. During the nine months ended September 30, 2001, the Company deposited $4,064,000 into a restricted cash account required to be maintained pursuant to WML’s debt agreements and which is used to pay the next six months principal and interest requirements. Cash used in investing activities also included the temporary recoupment of collateral required for long-term security deposits and bond obligations of $9,368,000 in 2001 associated with a change in bonding agents compared to additional required collateral of $(5,220,000) in 2000.

Cash provided by (used in) financing activities for the nine months ended September 30, 2001 and 2000 totaled $114,058,000 and $(3,155,000), respectively. Cash provided by financing activities in 2001 represented proceeds from long-term debt, net of $5,255,000 debt issuance costs, and cash from the exercise of stock options less dividends paid to WRI’s minority shareholder. Cash used in financing activities in 2000 related to the repayment of debt at WRI as well as dividends paid to WRI’s minority shareholder.

Cash and cash equivalents at September 30, 2001 totaled $19,567,000 (including $12,308,000 at WML and $4,098,000 at WRI). At December 31, 2000, cash and cash equivalents totaled $14,193,000 (including $2,406,000 at WRI). At September 30, 2001, the Company also had $10,064,000 in restricted cash, including $4,064,000 in the WML debt service reserve account described above and $6,000,000 deposited to secure the Company’s obligations under the UMWA Master Agreement. The Company’s workers’ compensation bond was collateralized by a cash deposit of $4,033,000 at September 30, 2001, which amount was classified as a non-current asset. In addition, the Company has reclamation deposits of $47,522,000, which was funded by certain customers and is required to be used for payment of reclamation activities at Rosebud Mine. The Company also has $5,000,000 in interest-bearing debt reserve accounts for certain of the Company’s independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects.

Liquidity Outlook

The major factors impacting the Company’s liquidity outlook are its significant “heritage health benefit costs”, its debt repayment requirements, and its ongoing and future business needs. While the Company has been able to meet its retiree health benefit and other obligations with operating cash flows and proceeds from the sales of non-strategic assets during the course of its restructuring, it has sought a long-term solution to improve its financial position. Following the dismissal of its bankruptcy case in December 1998, the Company undertook an extensive review and analysis of its strategic plan for growth. The result was a development plan focused on expanding the Company’s existing core operations and acquiring profitable businesses in the energy sector where America’s dual goals of low cost power and a clean environment can be effectively addressed. The Company has sought to do this in niche markets that will minimize exposure to competition, maximize stability of long-term cash flows and provide opportunities for synergistic operation of existing assets and new opportunities in the energy sector. A key to the Company’s strategy of acquiring profitable businesses is the availability of approximately $200 million in net operating loss carryforwards (“NOL’s”) as of December 31, 2000. The availability of these NOL’s will shield the Company’s future taxable income from payment of regular Federal income tax and thereby increase the return the Company receives from profitable investments (as compared to the return a tax-paying entity would receive that cannot shield its income from federal income taxation).

A substantial step towards implementation of the Company’s strategic plan for growth has now been completed:

•	The Company completed its acquisition of Montana Power Company’s coal business on April 30, 2001. These operations produced approximately 19 million tons of coal during the year ended December 31, 2000. Over 90% of current production is sold under long-term contracts to the owners of mine-mouth power plants located adjacent to the Rosebud Mine in Colstrip, Montana and the Jewett Mine in Jewett, Texas.

•	The Company completed its acquisition of Knife River Corporation’s coal operations on May 11, 2001, effective April 30, 2001. These operations produce approximately three million tons of coal annually, again primarily for mine-mouth or nearby power plants.

•	On February 28, 2001, the Company announced its submission of a proposal to the North Dakota Industrial Commission to develop, own and operate a new state-of-the-art 500MW lignite-fired power plant near Gascoyne, North Dakota in connection with Lignite Vision 21 (“LV-21”). LV-21 is a partnership between the state of North Dakota and the Lignite Energy Council designed to encourage construction of a new baseload power plant in North Dakota and includes up to $10 million in matching funds for such development. On April 26, 2001, the Company announced its intention to join MDU Resources Group, Inc. in its application and to jointly develop the project. A definitive agreement for joint development was signed on July 26, 2001. Each party will have an undivided fifty percent interest in the project. In conjunction with the execution of the agreement, the Company’s separate application was withdrawn.

Each of these opportunities is aimed at enabling the Company to expand its operations in order to meet its significant heritage health benefit costs and its other ongoing business needs and objectives, resume and sustain dividend payments, pay accumulated unpaid dividends on the Preferred Stock, and increase shareholder value. Given the currently increased demand for new power generating capacity, the need for stabilizing fuel and electricity costs, and pressure to reduce harmful emissions into the environment, the Company believes that its strategic plan positions it well for potential further growth, profitability, and improved liquidity.

The Company’s acquisitions described above greatly increase revenues and operating cash flow, and return the Company to profitability, but create short-term liquidity issues which must be managed. The Company used $39 million of available cash in the second quarter of 2001 to complete the acquisitions, knowing that short-term liquidity would be temporarily affected due to the requirements of the acquisition financing. The terms of the acquisition financing facility described in Note 3 restrict distributions to the Company from WML, particularly in the first twelve months after closing while the required debt service reserve account is being fully funded. As a result, the limited distributions available from WML during that period along with remaining cash reserves and the distributions from the Company’s other principal sources of operating cash flow, which include distributions from independent power projects, dividends from WRI, and interest on cash reserves, might not be adequate to cover all of the Company’s heritage health benefit costs and operating expenses during that period. Therefore, the Company continued to take steps to conserve its cash during the third quarter, including deferring payment of salary increases and bonuses, deferral of business development expenses and the continued deferral of preferred dividend payments. The Company has also investigated the possible sale of non-strategic assets where favorable values could be achieved. Finally, the Company has sought other sources of interim financing. Subsequent to the end of the third quarter, the Company received an indication of interest from a financial institution to provide additional financing under a $7 million revolving line of credit for general corporate purposes. The Company has been informed that the credit facility has been approved and a commitment letter will be received soon. The credit facility is expected to be completed and available during the fourth quarter. Management believes that cash flows from operations, along with available borrowings, should be sufficient to pay the Company’s heritage health benefit costs, meet repayment requirements of the debt facilities, and fund ongoing business activities.

Sources of potential additional future liquidity include reimbursement of amounts paid to the 1974 UMWA Pension Plan, release of the $6 million in cash currently collateralizing the UMWA Benefit Funds Master Agreement, distribution of the remaining overfunded amounts from the black lung trust and the salaried pension plan, recovery from Washington Group International for dragline repairs and on other claims the Company has, and the effect of any future legislation that causes Medicare to cover all or a portion of the cost of prescription drug benefits for the Company’s retirees.

The Company expects that there will be continued upward pressure on corporate insurance rates as a result of the terrorist attacks in September and ongoing threats around the world. Medical and health care costs may also continue to increase. The Company does not anticipate that its coal and power production will diminish materially, if at all, as a result of the current economic downturn because the independent power projects in which the Company owns an interest and the power plants that purchase coal mined by the Company produce relatively low-cost, baseload power. In addition, the Company is party to long-term contracts, which insulate the Company from downward price reductions.

The following paragraphs specifically describe the health benefit and retirement obligations of the Company.

The Company’s heritage health benefit costs consist primarily of payments for post-retirement medical benefits and workers’ compensation benefits. The Company also is obligated for salaried employee pension and pneumoconiosis benefits; however, both of these future obligations have a funding surplus at present. The Company currently expects to incur cash costs in excess of $16,000,000 per year for post-retirement medical benefits, which are expected to increase in the near-term and then decline to zero over the next approximately thirty-five years. As a result of the acquisitions completed in the second quarter, the Company assumed additional obligations for post-retirement medical benefits of approximately $12,745,000, which will negatively impact the estimated annual expenditures for benefits. In addition, the Company expects to incur cash costs of less than $3,000,000 for workers’ compensation benefits in 2001, and expects that amount to steadily decline to zero over the next approximately nineteen years. There were no workers’ compensation obligations assumed in conjunction with the acquisitions as all operations are fully insured.

One component of heritage health benefit costs is UMWA pensions under the 1974 (Retirement) Plan. Since this plan is a multiemployer plan under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the Plan. The Company believes the Plan was fully funded in 1998 when the Company terminated its last UMWA employees who were participants in the 1974 Retirement Plan and withdrew from the Plan. However, the Plan claims that the Company withdrew on a date earlier than the date on which the Company terminated its last UMWA employee and that when the Company withdrew the Plan was not fully funded. The Plan has asserted a claim of $13,800,000, which the Company is vigorously contesting through arbitration as provided under ERISA. The arbitration proceeding to resolve the withdrawal date issue began on June 4, 2001 and recessed on June 19, 2001. Opening briefs are due on November 20, 2001 and reply briefs on December 21, 2001. A ruling on the withdrawal date issue is not expected until late in the first quarter 2002 at the earliest. Determination of the withdrawal date alone will not resolve the question of whether, at the time of Westmoreland’s withdrawal, the 1974 Plan was fully funded. That issue will be addressed in the second part of the proceeding, which will be scheduled following determination of the withdrawal date. As required by the Multiemployer Pension Plan Amendments Act of 1980, the Company has made monthly principal and interest payments to the Plan while it pursues its rights and will continue to make such monthly payments until arbitration is completed. At the conclusion of arbitration the Company may be entitled to a refund or it could be required to pay any remaining obligation in installments through 2008.

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

The Coal Act also authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions for the future payment of benefits pursuant to the Coal Act. The Trustees set the level of security for each company at an amount equal to three years’ benefits. The Company secured its obligation to provide retiree health benefits under the 1992 Plan by posting a bond in the amount of $22 million in 1999 which was increased to $23 million in 2000 and decreased to $20 million in 2001. The Company’s previous bonding agent required collateral equal to 40% of the bonded amount. The bond amount and the amount to be secured are to be reviewed and adjusted on an annual basis. The bond was collateralized by U.S. Government-backed securities in the amount of $7,968,000 at March 31, 2001 which amount the Company withdrew during second quarter 2001 in connection with a change of bonding agents.

The Combined Fund, which faces an ongoing solvency crisis because benefit expenses are exceeding premiums from contributing companies, sought additional funding relief from Congress in 2000. Under the sponsorship of Senators Byrd and Rockefeller of West Virginia, the House and Senate approved in 2000, as a part of the Interior and Related Agencies appropriations bill, a transfer of $94,000,000 of accumulated interest in the Abandoned Mine Land Reclamation Fund (“AML”) to the Combined Fund. As a part of its report, the conference committee noted that this was a short-term solution and urged that the Congressional committees with jurisdiction over the matter work with the concerned parties to insure the long-term solvency of the Combined Fund. The conference committee went on to admonish the parties not to ask for additional funding from AML in the future.

Over the course of the year 2000 and into 2001, several versions of a Medicare prescription drug benefit bill have generated a great deal of interest by both political parties, their leaders and in the press around the country. While health care generally remains one of the most discussed matters of public policy, politicians have begun to focus increasingly on the specific concern of meeting the pharmaceutical needs of the country’s Medicare-eligible population. Congress included $40 billion over five years in its FY 2001 budget to fund some form of prescription drug benefit. Several bills were introduced in both the House and Senate during the 106th Congress. The House passed a prescription drug benefit; however, no prescription drug legislation made it out of the Senate before adjournment. In the last presidential election, both major parties had platform planks that promised some form of prescription drug legislation. On January 29, 2001, President Bush’s prescription drug plan for low-income seniors was introduced in Congress. The plan is titled the “Immediate Helping Hand” and proposed providing $46 billion over four years in block grants to the states, which would decide on an individual state by state basis how to help offset the cost of prescription medicine. The $46 billion block grant was part of a $153 billion, ten-year plan that included certain Medicare reforms. Senator Bob Graham (D-Florida) proposed an alternative Medicare prescription benefit plan that allocated $311 billion over 10 years and an additional $75-80 billion for additional Medicare program enhancements. Senator Graham’s Medicare Reform Bill (S1135) envisions providing some incentive to employers to maintain existing employment based on retiree drug coverage. Earlier this year, President Bush announced his modified plan to provide senior citizens with a prescription drug discount card and described the prescription drug discount card as a “step toward a drug benefit, not a substitute for the drug benefit.” However, implementation of the President’s plan was suspended by the U.S. District Court in Washington, D.C. in July, 2001.

In late January 2001, the U.S. Department of Health and Human Services and the Health Care Financing Administration awarded more than $100 million over the next three years to the United Mine Workers of America Health & Retirement Funds to conduct a Medicare prescription drug demonstration program for chronically ill older UMWA retirees. The program is intended to measure efficiencies and economies resulting from providing Medicare payments to help support a pharmacy benefit for Medicare beneficiaries. The test program is premised on managing drug therapy and delivery of health care services to reduce overall health care costs including hospitalization for the elderly. By helping to underwrite prescription drug costs and providing a monitoring or support mechanism to ensure regular use of prescribed medications and increase overall health, it is hoped that medical costs will ultimately be reduced. President Bush did not block funding for this Clinton Administration proposal and the program has been funded. As this program is implemented, the Company may see a reduction in its contribution rate to the Combined Fund.

A Medicare prescription drug benefit that covers Medicare eligible beneficiaries covered by the Coal Act could address one of the Company’s largest costs. Westmoreland currently incurs cash costs of over $16 million per year on retirees’ health care costs and over 50% of that is for prescription drugs. There is no assurance at this time what, if any, proposal will be enacted into law or what effect that it may have on the Company’s obligation. The tragic events of September 11, 2001 have impacted the potential for legislative action on any form of prescription drug benefit for medicare eligible beneficiaries. It is unlikely that Congress will consider any prescription drug measure before it resumes in January, 2002.

The Board of Directors continues to review the subject of reinstating the preferred stock dividend and satisfying the accumulated unpaid dividends on the preferred stock. Based upon the acquisitions consummated by the Company during the second quarter and the anticipation of positive earnings, the Company’s Board expects to review again, in the next six months, the possibility of reinstating the preferred stock dividend and the issue of the accumulated unpaid dividends. The Company continues to be committed to meeting its obligations to the preferred shareholders in a manner consistent with the best interests of all shareholders.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000.

Coal Operations. The third quarter 2001 results benefited from coal operations that performed well and from the absence of significant planned maintenance outages at customers’ power plants as occurred during second quarter 2001. Seasonal changes in demand and other sales and operating variables also affect quarterly earnings from coal operations. For example, significant changes in weather conditions could impede production. The results of the third quarter 2001 reflect the higher demand for power, and hence coal, experienced in the warmer months of July and August.

The following table shows comparative coal revenues, sales volumes, average prices, cost of sales and percentage changes between the periods:

	Quarter Ended
	September 30,
	2001	2000	Change

Revenues – thousands	$85,957	$8,851	871%

Volumes – millions of tons	7.436	1.228	506%

Average price received – per ton	$11.56	$7.20	61%

Cost of sales – thousands	$63,528	$7,508	746%

Average cost – per ton	$8.54	$6.11	40%

Coal revenues increased to $85,957,000 in the quarter ended September 30, 2001 from $8,851,000 in the quarter ended September 30, 2000. The almost ten-fold increase is the result of the inclusion of revenues from the acquisitions as well as increased coal production at WRI. Costs, as a percentage of revenues, were lower due to better margins at the newly acquired mines.

Independent Power. Equity in earnings from the independent power projects was $4,470,000 and $5,768,000 for the quarters ended September 30, 2001 and 2000, respectively. The decrease is due to the sale of the Virginia independent power projects at the end of the first quarter 2001. This decrease was partially offset by improved utilization and higher realized prices at the remaining projects as a result of increased demand and the restructured power purchase agreement at ROVA. For the quarters ended September 30, 2001 and 2000, the ROVA projects produced 441,000 and 439,000 megawatt hours, respectively, and achieved average capacity factors of 91% and 89%, respectively. Also, in the third quarter of 2000 a reversal of $1 million of accrued major maintenance expenses at all the projects increased earnings. The independent power segment benefited from higher demand during the warmer weather months of July and August, as did the Company’s coal operations.

Terminal Operations. The share of losses at DTA (Dominion Terminal Associates) continues due to low throughput volume as a result of the ongoing decline in the export market.

Costs and Expenses.
Selling and administrative expenses were $6,592,000 in the quarter ended September 30, 2001 compared to $1,782,000 in the quarter ended September 30, 2000. The increase includes $4,256,000 incurred by the Company’s recently acquired four mines. The increase is net of a $313,000 non-cash credit for the 2000 management long-term performance unit compensation plan, which is tied to the market price of the Company’s common stock. The price of the Company’s common stock declined in the third quarter. The long-term incentive plan is designed to link management interests with those of shareholders by tieing long trm incentive compensation directly to the appreciation in value of the Company’s common stock. Performance units are being used because the Company does not have adequate numbers of qualified stock options available for award. The expense for this plan (performance units, unlike stock-options, must be expensed) fluctuates with changes in the market value of the Company’s common stock. Vesting occurs over three years, but none of the obligation will be paid until 2003 and can be paid by issuing Company stock at the discretion of the board of directors. A similar management long-term performance unit compensation plan for the period 2001-2004 commenced June 1, 2001 and is linked to the Company’s relative total shareholder return measured against a peer group. The amount payable under this plan is capped to limit the potential amount of variable expense. During the quarter ended September 30, 2001 an expense of $317,000 was recognized for this plan. The remaining increase in selling and administrative expenses in 2001 is due to annual salary increases, bonuses, and the addition of employees and related relocation expenses associated with the Company’s growth.

Heritage health benefit costs decreased in the 2001 third quarter as a result of adjustments to the pneumoconiosis benefit obligation of $846,000 caused by lower interest rate assumptions and the increased value of long-term bond assets held.

Interest expense was $3,064,000 and $215,000 for the three months ended September 30, 2001 and 2000, respectively. The increase was due to the interest on the long-term debt related to the acquisitions. This increase was partially offset by a reduction in interest as a result of the normal amortization on the monthly installment payments being made to the 1974 UMWA Pension Plan, pending resolution of the Company’s arbitration proceeding with the Plan. Interest income increased this quarter despite declining rates due to larger deposit accounts acquired in the acquisitions.

As a result of the recent acquisitions, the Company recognized a $55.6 million deferred income tax asset which assumes that a portion of previously unrecognized net operating loss carryforwards will be utilized through the generation of future taxable income. The asset is comprised of both a current and long-term portion. When taxable income is generated, this deferred tax asset is reduced and a deferred tax expense (noncash) is recognized although no regular Federal income taxes will be paid. During the third quarter 2001, the effective tax rate was estimated to be 30%, compared to 35% in the second quarter, primarily as a result of an additional tax deductions resulting from the exercise of stock options during the quarter.

Other Comprehensive Loss. The other comprehensive loss recognized during the quarter ended September 30, 2001 represents the unrealized loss on an interest rate swap agreement caused by decreases in market interest rates during the period. If market interest rates continue to decrease prior to repayment of the debt, additional comprehensive losses will be recognized.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000.

Coal Operations.

The following table shows comparative coal revenues, sales volumes, average prices, cost of sales and percentage changes between the periods:

	Nine Months Ended
	September 30,
	2001(a)	2000	Change

Revenues – thousands	$148,165	$28,666	417%

Volumes – millions of tons	13.425	3.981	237%

Average price received – per ton	$11.04	$7.21	53%

Cost of sales – thousands	$110,790	$24,131	359%

Average cost – per ton	$8.25	$6.06	36%

(a) Includes only five months of operations from acquisitions discussed in Note 2.

Coal revenues increased to $148,165,000 for the nine months ended September 30, 2001 from $28,666,000 for the nine months ended September 30, 2000. This increase is primarily the result of the 2001 acquisitions. Costs, as a percentage of revenues, decreased due to improved margins at the newly acquired mines.

Independent Power. Equity in earnings from the independent power projects was $12,735,000 and $13,978,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in 2001 reflects the sale of the Virginia projects in March 2001 and was partially offset by improved results from ROVA due to the restructured power purchase agreement. For the nine months ended September 30, 2001 and 2000, the ROVA projects produced 1,246,000 and 1,237,000 megawatt hours, respectively, and achieved average capacity factors of 90% and 80%, respectively.

Costs and Expenses.
Selling and administrative expenses were $15,903,000 for the nine months ended September 30, 2001 compared to $4,959,000 for the nine months ended September 30, 2000. The increase includes $7,359,000 incurred by the Company’s recently acquired four mines. The increase is also related to $2,065,000 of expense for the 2000 management long-term performance unit compensation plan and to $317,000 of expense for the 2001 management long-term performance unit compensation plan as the Company’s stock performed so well over this period. The remaining increase in 2001 is due to annual salary increases, bonuses and the addition of employees and related relocation expenses associated with the Company’s growth.

During the quarter ended June 30, 2001, the Company recorded a $123,000 loss on the sale of the remaining interest in the Ft. Drum independent power project. Also, there was a $669,000 loss in the quarter ended March 31, 2001 related to the sale of the Company’s interest in the three Virginia independent power projects. The recognition of the loss, as well as an impairment charge recognized in the fourth quarter of 2000, was necessary because the service lives originally adopted for depreciation purposes for these projects were greater than the cash flow streams provided under the power supply agreements for the facilities. The proceeds from the sale of the Virginia projects totaling $24,115,000, including $8,949,000 from operating earnings distributed by the projects at the time of the sale, were used to fund a portion of the purchase prices of the acquisitions completed during the second quarter. There were no asset sales in the third quarter of 2001 or in the nine months ended September 30, 2000.

Heritage health benefit costs increased only slightly during the nine months of 2001 compared to 2000 primarily as a result of the pneumoconiosis benefit of $906,000 recognized in 2001.

Interest expense was $5,497,000 and $696,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase was mainly due to the acquisition financing. Interest income increased during the nine months of 2001 despite declining rates due to the larger deposit accounts acquired in the acquisitions.

Income tax expense for the nine months ending September 30, 2001 primarily represents the utilization of a portion of the Company’s net operating loss carryforwards, and only a small portion represents a current income tax obligation for State taxes and Federal Alternative Minimum Tax.

Other Comprehensive Loss. The other comprehensive loss recognized during the nine months ended September 30, 2001 represents the unrealized loss on an interest rate swap agreement caused by decreases in market interest rates during the period. If market interest rates continue to decrease prior to repayment of the debt, additional comprehensive losses will be recognized.

2001 Third Quarter to Second Quarter Variance Analysis

Although not required, the following information provides a basis for comparative evaluation of performance, by segment, between the third and second quarters of 2001. This information is being provided in this filing in an effort to help investors follow the Company's progress until comparative information on a year-to-year basis is more meaningful.

	Coal
	Quarter ended	Quarter ended
	9/30/01	6/30/01

Revenues – coal	$85,957	$51,792

Costs and expenses:
Cost of sales - coal	63,528	38,872
Depreciation, depletion and amortization	3,396	2,870
Selling and administrative	4,549	3,287

	71,473	45,029

Operating income (loss)	$14,484	$6,763

Most of the increase during the third quarter is because results from a full three months of operations from the acquired mines are included (rather than only the two months which were included in the results of the second quarter) as well as a 27% increase in tons sold from WRI.

	Independent Power		Terminal Operations
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	9/30/01	6/30/01	9/30/01	6/30/01

Revenues -
equity in earnings (share of losses)	$4,470	$1,936	$(540)	$(389)

Costs and expenses:
Depreciation, depletion and amortization	2	3	-	-
Selling and administrative	70	114	12	10
Loss on sale of assets and other	-	123	-	-

	72	240	12	10

Operating income (loss)	$4,398	$1,696	$(552)	$(399)

Independent Power:	The third quarter benefited from higher utilization at the ROVA projects compared to the second quarter which had a scheduled outage at the ROVA I plant.
Terminal Operations:	Terminal operations losses reflect low throughput volumes and a decline in the export market.

	Corporate
	Quarter ended	Quarter ended
	9/30/2001	6/30/2001

Revenues	$-	$-

Costs and expenses:
Depreciation, depletion and amortization	6	7
Selling and administrative	1,961	2,200
Heritage health benefit costs	5,269	6,050
Pension benefit	(55)	(56)
Loss on sale of assets and other	(3)	-

	7,178	8,201

Operating income (loss)	$(7,178)	$(8,201)

Selling and administrative costs decreased in the third quarter due to a net non-cash expense of $4,000 from the 2000 and 2001 management long-term performance unit compensation plans compared to a $647,000 non-cash expense related to the 2000 plan recognized during the second quarter. This decrease was partially offset by salary increases and bonuses recognized in the third quarter.

Heritage health benefit costs decreased in the third quarter compared to the second quarter primarily as a result of a favorable adjustment to the pneumoconiosis benefit obligation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets and approved for issuance SFAS No. 143, Accounting for Asset Retirement Allocations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.

SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate existing accounting literature.

SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

The adoption of SFAS 141 and SFAS 142 will not have an effect on the Company’s consolidated financial statements. Management is currently assessing the impact, if any, of SFAS 143 and SFAS 144 on the Company’s consolidated financial statements for future periods.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

The Company, through its subsidiaries Westmoreland Resources, Inc. and Westmoreland Mining LLC, produces and sells coal to third parties from coal mining operations in Montana, North Dakota and Texas, and through its subsidiary Westmoreland Energy, Inc. produces and sells electricity and steam to third parties from its independent power projects located in North Carolina and Colorado. Nearly all of the Company’s coal production and all of its electricity and steam production is sold through long-term contracts with customers. These long-term contracts serve to minimize the Company’s exposure to changes in commodity prices. The Company generally has not entered into derivative contracts to manage its exposure to changes in commodity prices, and is not a party to any such contracts at September 30, 2001.

Interest Rate Risk

The Company and its subsidiaries are subject to interest rate risk on its debt obligations. Long-term debt obligations have both fixed and variable interest rates, and the Company’s revolving line of credit has a variable rate of interest indexed to either the prime rate or LIBOR. Interest rates on these instruments approximate current market rates as of September 30, 2001. Based on the balances outstanding as of September 30, 2001, a one percent change in the prime interest rate or LIBOR would increase interest expense by $185,000 on an annual basis.

PART II - OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

As noted in Note 8 to the consolidated financial statements, Washington Group International (“WGI”) has filed a petition in the U.S. Bankruptcy Court in Reno, Nevada. WRI has asserted various claims and has objected to WGI’s assumption of the mining contract between WRI and WGI. All of the claims and the objection to the contract assumption are pending.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

See Note 4 “Capital Stock” of Notes to Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

None.

b)	Reports on Form 8-K

Reports on Form 8-K

(1)	On October 24, 2001, the Company filed a report on Form 8-K regarding its shareholders’ letter for the quarter ended June 30, 2001 and its expected range of earnings per share for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: November 14, 2001	By: /s/ Ronald H. Beck
Ronald H. Beck
Vice President - Finance and
Treasurer
(A Duly Authorized Officer)

By: /s/ Thomas S. Barta
Thomas S. Barta
Controller
(Principal Accounting Officer)