Form 10-Q
period 2002-03-31
WESTMORELAND COAL CO
filed 2002-05-15
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

        Yes   X      No  ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2002: Common stock, $2.50 par value; 7,571,593

PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2002	2001

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$7,537	$5,233
Receivables:
Trade	33,454	34,381
Other	1,259	3,075

	34,713	37,456

Inventories	13,670	13,748
Restricted cash	16,150	14,371
Deferred income taxes	14,902	15,859
Other current assets	5,244	5,941

Total current assets	92,216	92,608

Property, plant and equipment:
Land and mineral rights	53,251	53,249
Plant and equipment	196,354	194,844

	249,605	248,093
Less accumulated depreciation and depletion	53,730	50,822

Net property, plant and equipment	195,875	197,271

Deferred income taxes	41,813	41,202
Investment in independent power projects	28,734	28,707
Investment in Dominion Terminal Associates (DTA)	3,819	3,975
Prepaid pension cost	4,485	4,783
Excess of trust assets over pneumoconiosis benefit
obligation	6,811	6,985
Security deposits and bond collateral	4,065	4,052
Advanced coal royalties	6,048	6,570
Reclamation deposits	48,339	47,924
Reclamation receivables	9,568	10,360
Other assets	21,850	22,095

Total Assets	$463,623	$466,532

See accompanying Notes to Consolidated Financial Statements.

(Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)

	(Unaudited)
	March 31,	December 31,
	2002	2001

	(in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$10,628	$13,753
Accounts payable and accrued expenses:
Trade	23,232	24,168
Income taxes	360	57
Production taxes	15,534	17,544
Workers’ compensation	2,900	2,900
Post retirement medical costs	13,966	13,966
1974 UMWA Pension Plan obligations	1,398	1,374
Reclamation costs	7,500	7,500

Total current liabilities	75,518	81,262

Long-term debt, less current installments	109,207	109,157
Accrual for workers’ compensation, less current portion	9,205	10,141
Accrual for post retirement medical costs, less current
portion	97,668	97,127
1974 UMWA Pension Plan obligations, less current
portion	7,686	8,035
Accrual for reclamation costs, less current portion	132,234	132,148
Other liabilities	13,965	13,274

Minority interest	4,755	4,973

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 208,708 shares	209	209
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 7,551,945 shares in 2002 and
7,515,221 shares in 2001	18,880	18,787
Other paid-in capital	69,993	69,723
Accumulated other comprehensive loss	(1,427)	(1,703)
Accumulated deficit	(74,270)	(76,601)

Total shareholders' equity	13,385	10,415

Total Liabilities and Shareholders' Equity	$463,623	$466,532

See accompanying Notes to Consolidated Financial Statements

.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations

		(Unaudited)
Three Months Ended March 31,	2002	2001

		(in thousands)

Revenues:
Coal	$78,416	$10,416
Independent power projects – equity in earnings	4,797	6,329
Dominion Terminal Associates (“DTA”) – share of losses	(530)	(403)

	82,683	16,342

Costs and expenses:
Cost of sales – coal	58,865	8,390
Depreciation, depletion and amortization	3,149	521
Selling and administrative	8,685	3,645
Heritage health benefit costs	6,726	5,368
Doubtful accounts recoveries	-	(15)
Loss (gain) on sales of assets	(40)	669

	77,385	18,578

Operating income (loss)	5,298	(2,236)

Other income (expense):
Interest expense	(2,805)	(214)
Interest income	523	567
Minority interest	(182)	(226)
Other income (expense)	80	(9)

Income (loss) before income taxes	2,914	(2,118)

Income tax expense	(583)	(89)

Net income (loss)	2,331	(2,207)

Less preferred stock dividend requirements	(444)	(444)

Net income (loss) applicable to common
shareholders	$1,887	$(2,651)

Net income (loss) per share applicable to
common shareholders:
Basic	$.25	$(.37)
Diluted	$.23	$(.37)

Weighted average number of common shares
outstanding:
Basic	7,531	7,075
Diluted	8,103	7,075

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows

		(Unaudited)
Three Months Ended March 31,	2002	2001

		(in thousands)
Cash flows from operating activities:
Net income (loss)	$2,331	$(2,207)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Equity in earnings from independent power projects	(4,797)	(6,329)
Cash distributions from independent power projects	5,046	12,936
Share of losses from DTA	530	403
Cash generated by DTA	38	34
Cash contributions to DTA	(412)	(335)
Deferred income tax expense	346	-
Depreciation, depletion and amortization	3,149	521
Stock compensation expense	323	45
Loss (gain) on sales of assets	(40)	669
Minority interest	182	226
Net change in assets and liabilities	1,097	597

Net cash provided by operating activities	7,793	6,560

Cash flows provided by (used in) investing activities:
Additions to property, plant and equipment	(2,137)	(36)
Change in security deposits and bond collateral	(13)	1,400
Change in restricted cash	(1,779)	-
Change in other long-term assets	1,371	(633)
Net proceeds from sales of assets	504	15,166

Net cash provided by (used in) investing activities	(2,054)	15,897

Cash flows provided by (used in) financing activities:
Net borrowings under revolving lines of credit	2,000	-
Repayment of long-term debt	(5,075)	-
Dividends paid to minority interest	(400)	-
Proceeds from exercise of stock options	40	207

Net cash provided by (used in) financing activities	(3,435)	207

Net increase in cash and cash equivalents	2,304	22,664
Cash and cash equivalents, beginning of period	5,233	14,193

Cash and cash equivalents, end of period	$7,537	$36,857

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,769	$214
Income taxes	$1	$155

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in that Annual Report. These accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.

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

2. ACQUISITIONS

On April 30, 2001 and May 11, 2001, respectively, the Company, through its separate wholly-owned subsidiary Westmoreland Mining LLC (“WML”), completed the acquisitions of Montana Power Company’s coal business for approximately $138 million, and the coal operations of Knife River Corporation (a subsidiary of MDU Resources Group, Inc.) for approximately $26 million, both before closing adjustments. The acquisitions were effective April 30, 2001. WML is a special purpose Delaware limited liability company formed on December 4, 2000 for the purpose of facilitating the financing of these acquisitions and, through its subsidiaries, operating the Rosebud, Jewett, Beulah and Savage mines. The acquisitions were recorded under the purchase method of accounting and the results of operations relating to the acquisitions have been included in the Company’s consolidated financial statements beginning on May 1, 2001.

As required by the Securities and Exchange Commission, the following unaudited consolidated pro forma financial information is presented for the three-month period ended March 31, 2001 as if the operations acquired had been part of the Company at the beginning of the period presented. This unaudited pro forma information includes permitted adjustments to give effect to depreciation of property, plant and equipment, interest expense on acquisition-related financing, and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not meant to be nor should it be relied upon as necessarily indicative of the results of operations that actually would have occurred had the acquisitions occurred at the beginning of the period presented or of future results of the combined operations.

Net income applicable to common shareholders is lower for the quarter ended March 31, 2002 than for the pro forma quarter ended March 31, 2001 primarily because the pro forma amounts include equity in earnings from three Virginia power plant projects which were sold at the end of March 2001 to help finance the coal acquisitions. First quarter 2002 results reflect that fewer tons of coal were sold due to mild weather and an unscheduled plant outage at a customer’s facility. And, consistent with national trends, mine insurance and health benefit costs also increased in 2002.

Three Months Ended
March 31,
2001

(in thousands except per share data)

Revenues	$85,536

Net income applicable to common shareholders	$5,354

Net income per share applicable to common shareholders:
Basic	$.76

Diluted	$.68

3. LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding at March 31, 2002 and December 31, 2001 under the Company’s lines of credit and long-term debt consist of the following (in thousands):

	March 31, 2002	December 31, 2001

WML revolving line of credit	$8,000	$8,000
WML term debt	103,925	109,000
Corporate revolving line of credit	5,000	3,000
Other term debt	2,910	2,910

Total debt outstanding	119,835	122,910
Less current installments	(10,628)	(13,753)

Total long-term debt outstanding	$109,207	$109,157

The maturities of all long-term debt and the revolving credit facilities outstanding at March 31, 2002 are:

In thousands

April – December 2002	$8,678
2003	13,852
2004	18,469
2005	10,469
2006	11,470
Thereafter	56,897

$119,835

4. CAPITAL STOCK

The Company issued Series A preferred stock in July 1992. Preferred stock dividends at a rate of 8.5% per annum were then paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company’s then principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders’ deficit. The quarterly dividends which are accumulated but unpaid through and including April 1, 2002 amount to $13,305,000 in the aggregate ($63.75 per preferred share or $15.94 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of the Company’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $208,708 at March 31, 2002). As of March 31, 2002, the Company had shareholders’ equity of $13,385,000 and the par value of all outstanding shares of preferred and common stock aggregated $19,089,000.

During the three months ended March 31, 2002 and 2001, the Company received proceeds of $40,000 and $207,000, respectively, from the exercise of director and employee stock options to purchase 13,250 and 45,000 shares of common stock, respectively. During the three months ended March 31, 2002, the Company issued 23,474 shares of common stock, valued at $323,000, for contributions to the Company’s 401(k) Plan.

Earnings per Share

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS).

	Three Months Ended
	March 31,
	2002	2001

	(in thousands)
Number of shares of common stock:
Basic EPS	7,531	7,075
Effect of dilutive option shares	572	-

Diluted EPS	8,103	7,075

Number of shares not included in diluted EPS
that would have been antidilutive because
exercise price of options was greater than the
average market price of the common shares	112	6

5. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Three Months Ended
	March 31,
	2002	2001

Current:
Federal	$-	$39
State	237	50

	237	89

Deferred:
Federal	298	-
State	48	-

	346	-

Income tax expense	$583	$89

In connection with the acquisitions described in Note 2, the Company recognized a $55.6 million deferred income tax asset based upon the expectation that at least a portion of its unrecognized net operating loss carryforwards will be utilized through the generation of future taxable income. As taxable income is generated and the net operating loss carryforwards are utilized, the deferred tax asset is reduced and a non-cash deferred tax expense is recognized.

The deferred income tax expense recorded for the three months ended March 31, 2002 was reduced by $500,000 due to a reduction in the deferred income tax asset valuation allowance which resulted from an increase in the amount of Federal net operating loss carryforwards expected to be used by the Company prior to their expiration through 2019.

6. COMPREHENSIVE INCOME OR LOSS

The Company is party to an interest rate swap agreement on the long-term debt at the Roanoke Valley I independent power project through a subsidiary which is accounted for under the equity method of accounting. In accordance with generally accepted accounting principles, the Company reflects the difference between its 50% share of the fair value of this interest rate swap agreement and its carrying value as a separate component of shareholders’ equity. The swap agreement exchanged variable interest rates on debt for a fixed rate. During 2001, market interest rates declined below those provided for in the swap agreement, and the fair value of the swap agreement decreased. During the first quarter of 2002, market interest rates increased and the fair value of the swap agreement increased resulting in comprehensive income for the quarter. The total change in fair value representing the unrealized loss on the swap agreement resulting from changes in current interest rates is a component of the Company’s total comprehensive income (loss). If interest rates remain at their current levels, the Company will recognize its share of the cumulative loss in future periods as a reduction in equity in earnings of independent power projects.

The Company's total comprehensive income is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001

Net income (loss)	$2,331	$(2,207)

Other comprehensive income	276	-

Total comprehensive income (loss)	$2,607	$(2,207)

7. BUSINESS SEGMENT INFORMATION

The Company’s current operations have been classified into three segments: coal, independent power and terminal operations. The coal segment includes the production and sale of coal from Eastern Montana, North Dakota and Texas. The independent power segment includes the development, management and ownership of interests in cogeneration and other non-regulated independent power plants. The terminal operation segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. The “Corporate” classification noted in the tables represents all costs not otherwise classified, including corporate office charges, heritage health benefit costs, business development expenses and all residual costs of the idled Virginia Division. Summarized financial information by segment for the quarters ended March 31, 2002 and 2001, respectively, is as follows:

Quarter ended March 31, 2002

	Coal	Independent Power	Terminal Operations	Corporate	Total

	(in thousands)

Revenues:
Coal	$78,416	$-	$-	$-	$78,416

Equity in earnings (share of losses)	-	4,797	(530)	-	4,267

	78,416	4,797	(530)	-	82,683

Costs and expenses:
Cost of sales – coal	58,865	-	-	-	58,865
Depreciation, depletion
and amortization	3,123	2	-	24	3,149
Selling and administrative	5,391	71	18	3,205	8,685
Heritage health benefit
costs	-	-	-	6,726	6,726
Gain on sales of assets	(40)	-	-	-	(40)

Operating income (loss)	$11,077	$4,724	$(548)	$(9,955)	$5,298

Capital expenditures	$2,112	$6	$-	$19	$2,137

Property, plant and
equipment, net	$194,559	$47	$-	$1,269	$195,875

Quarter ended March 31, 2001

	Coal	Independent Power*	Terminal Operations	Corporate	Total

	(in thousands)
Revenues:
Coal	$10,416	$-	$-	$-	$10,416
Equity in earnings (share of losses)	-	6,329	(403)	-	5,926

	10,416	6,329	(403)	-	16,342

Costs and expenses:
Cost of sales – coal	8,390	-	-	-	8,390
Depreciation, depletion
and amortization	507	4	-	10	521
Selling and administrative	168	88	88	3,301	3,645
Heritage health benefit costs	-	-	-	5,368	5,368
Doubtful account recoveries	-	-	-	(15)	(15)
Loss on sales of assets	-	669	-	-	669

Operating income (loss)	$1,351	$5,568	$(491)	$(8,664)	$(2,236)

Capital expenditures	$22	$5	$-	$9	$36

Property, plant and
equipment, net	$34,102	$58	$-	$48	$34,208

*Equity in earnings of independent power projects includes the results of both the ROVA projects and the Virginia projects which were sold in March 2001.

8. CONTINGENCIES

Protection of the Environment

As of March 31, 2002 the Company has reclamation bonds in place in Montana, North Dakota, Texas, and Virginia, to assure that operations comply with all applicable Surface Mine Control and Reclamation Act regulations and to assure the completion of final reclamation activities. The Company estimates that the cost of final reclamation for its mines will total approximately $235,321,000 and that the Company will be responsible for paying approximately $171,521,000 of this amount. The amount of the Company’s bonds exceeds the amount of its estimated final reclamation obligations. As of March 31, 2002, $139,734,000 of the Company’s obligation has been accrued.

At Northwestern Resources Co. (“NWR”) and Western Energy Company (“WECO”), both subsidiaries of WML, and at Westmoreland Resources, Inc. (“WRI”), certain customers and a contract miner are contractually obligated to either perform or reimburse the Company for reclamation activities as they are performed at their respective operations. Final reclamation obligations at NWR’s Jewett Mine, estimated at approximately $50,000,000, are contractually the responsibility of its customer, which has posted a reclamation bond for that amount. As of March 31, 2002 WML had $48,339,000 of cash reserved and invested to use for future reclamation activities at the Rosebud Mine. In addition, a customer of WECO is responsible for an estimated final reclamation cost of another $9,900,000 at the Rosebud Mine. By contract with its mining contractor and 20% owner, Washington Group International, Inc. (“WGI”), WRI’s maximum liability for reclamation costs associated with final mine closure of the Absaloka mine is limited to approximately $1,700,000, which amount is being discharged through annual installment payments of $118,000 through 2005. All remaining reclamation liability at WRI is that of WGI. These reclamation activities are estimated to cost approximately $13,800,000.

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

WGI Bankruptcy

During 2001, WRI’s mining contractor and 20% owner, WGI, filed a petition seeking to reorganize its debts pursuant to Chapter 11 of the Bankruptcy Code. Prior to the time that the bankruptcy petition was filed, WRI had filed suit against WGI seeking to recover costs associated with the repair and replacement of components of WRI’s dragline. WGI’s bankruptcy petition stayed that litigation. On February 15, 2002, the bankruptcy court lifted the automatic stay and remanded the dragline litigation to the U.S. District Court in Montana. Discovery is underway and the Court will hear dispositive motions in September 2002. WRI has filed other claims in the bankruptcy court against WGI; these claims allege, among other things, that WGI overcharged for the cost of mining, failed to provide a competitive cost of mining, and failed to provide adequate assurances that contractually required reclamation will be done. WRI has requested assurances of reimbursement from WGI for a portion of unpaid royalties alleged due by certain government agencies and for which WGI is contractually responsible. WRI also has objected to assumption of the mining contracts by WGI pursuant to which WGI provides contract mining and reclamation services to WRI. A date has not yet been set by the bankruptcy court to resolve WRI’s claims.

The contracts between WRI and WGI are executory and must either be assumed or rejected by WGI in the bankruptcy proceeding. Each of WRI’s claims relates to alleged or potential breaches of those contracts. If WGI assumes the mining contracts it must either cure the existing breaches of contract or demonstrate to the bankruptcy court’s satisfaction an ability to satisfy any adverse decision arising from litigation of the alleged breach of contract claims. It is currently believed that WGI intends to assume the mining contracts; however, WGI has reserved the right to reject any executory contracts at any time prior to final resolution of its bankruptcy case. If WGI rejects the mining contracts, they will be terminated and WRI will have an unsecured claim for damages. In that event, WRI will pursue such claims and be prepared to continue coal production at the mine and to comply with regulatory and environmental requirements.

Contract Contingencies

Since at least December 1999, WRI has periodically given WGI notice of a disagreement regarding pricing for contract mining services. WRI believes the price per ton should be substantially reduced in order for WGI to comply with its obligation to provide mining services at a “competitive price” and in “an efficient and economic” manner, as required by the contract between WRI and WGI. Based on internal mining cost analyses, as well as those prepared by an independent mining consultant, WRI believes that WGI’s charges are and have been $.70 to $1.00 per ton higher than the charges that are allowed under the terms of the contracts. Despite repeated requests from WRI, WGI has refused to provide support for the higher price per ton. Accordingly, WRI has filed a claim for damages with the bankruptcy court as reported above, has paid WGI only the amount that the Company believes is allowed under the contract, and has declined to pay WGI’s demanded price in the first quarter of 2002. The amount in dispute for the three months ended March 31, 2002, totals approximately $1.1 million. This unpaid amount has been accrued and expensed in the consolidated financial statements pending resolution of the matter. The amount WRI paid WGI for mining for the three months ended March 31, 2002 is WRI’s best estimate available of what WGI’s cost should be. In February 2002, WGI filed a motion with the bankruptcy court seeking a declaratory order requiring WRI to pay WGI’s invoiced price and seeking summary judgment on the claim that it has historically overcharged in the performance of its contract mining. WRI has filed a motion asking the bankruptcy court to require resolution of the pricing disputes, both the historic and forward-looking post-petition amounts, in accordance with the contracts and order arbitration of the disputes. The bankruptcy court will hear these matters on June 28, 2002. WRI will vigorously defend its position and believes that it will ultimately prevail, but at this point in time it is impossible to predict the outcome of this dispute. If the parties are unable to resolve the dispute through negotiation or unless resolved by the Bankruptcy Court, binding arbitration will follow in accordance with the provisions of the contract mining agreement between WRI and WGI.

WRI has also begun discussions with its largest customer regarding extension or replacement of the term of the coal supply agreement which expires December 31, 2002.

In 1998, NWR, as part of a settlement of then pending litigation, entered into an Amended Lignite Supply Agreement (“ALSA”) with Reliant Energy, Inc. (“Reliant”) for its Limestone Electric Generating Station (“LEGS”). The ALSA preserved the pre-existing cost-plus contract structure through June 30, 2002, and then shifted to a market-based price, derived by comparison to the value of Powder River Basin (“PRB”) spot coal delivered to LEGS, subject to a minimum and a maximum price determined in the ALSA. The contract requires NWR to make its annual tonnage commitment one year in advance and six months before the price is determined. LEGS is obligated to take NWR’s committed tonnage. Accordingly, NWR has nominated the tonnage it will deliver to LEGS through December 31, 2003; however, the price for the nominated tonnage will not be set until July 1, 2002. NWR also has the right to supply any additional fuel required by LEGS as long as it meets the price equivalent to the delivered value of PRB coal at LEGS. In the event that NWR elects not to match the equivalent PRB value on all or any portion of the LEGS fuel requirement, Reliant may purchase PRB coal.

NWR is engaged in discussions with Reliant to resolve pricing for the 8 million annual tons it has nominated to supply through December 31, 2003. It is expected that NWR will make similar tonnage nominations until the contract expires in 2015. In addition, NWR and Reliant are discussing the potential impact on Reliant’s obligations to NWR of Reliant’s decisions regarding the construction of a rail unloader and certain structural changes to LEGS, including an expansion of its generating capacity. To protect its contract rights and obtain guidance in interpreting the ALSA in these circumstances, NWR has filed a declaratory judgment action in Freestone County, Texas. While NWR strongly believes its interpretation of the contract is correct, it is too early to predict any likelihood of success in this case and the parties continue to work towards a non-litigated resolution of the underlying issues. If the value of delivered PRB coal to LEGS became such that NWR determined that production of lignite was uneconomic and terminated its operations, Reliant would be obligated for final reclamation of the mine.

WECO’s Coal Supply Agreement with the Colstrip units 1 and 2 owners contains a provision which called for a price reopener in July, 2001. The parties are engaged in discussions to reach a consensual agreement on the price from July 2001. In the event the parties are unable to reach an agreement, the Coal Supply Agreement provides for binding arbitration to resolve the issue.

UMWA Master Agreement

The Company is subject to certain financial ratio tests under the terms of an agreement with the UMWA Health and Retirement Funds (the “Master Agreement”), which facilitated the Company’s discharge from Chapter 11 Bankruptcy in 1998. The Company’s obligations under the Master Agreement are secured by a Contingent Promissory Note (the “Note”) in an initial principal amount of $12 million; the principal amount of the Note decreased to $6 million in 2002. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial ratio tests specified in the Note or fails to comply with certain covenants set forth in a security agreement. The Company collateralized its obligations under the Note by posting $6 million in an escrow account; the $6 million collateral was returned to the Company on May 1, 2002. The Note also gives the Company certain rights to cure a default that would otherwise ripen into an “Event of Default”. On no more than one occasion through the termination of the Note, the Company may cure a default that arises from the Company’s failure to satisfy the financial ratios in a quarter by complying with the financial ratios in the immediately following quarter. The Note terminates on January 1, 2005. The Company is in compliance as of March 31, 2002 and believes it will comply with the financial ratios in the Note through its expiration.

Purchase Price Adjustment

The final purchase price for the acquisition of Montana Power’s coal business is subject to adjustment pursuant to the terms of the Stock Purchase Agreement dated as of September 15, 2000 (the “Purchase Agreement”) between the Company and Entech, Inc. (“Entech”), the subsidiary through which Montana Power owned and conducted its coal business. The Company and Montana Power were not able to agree on the amount of the purchase price adjustment and Montana Power refused to move forward under the methodology set forth in the agreement to calculate the adjustment within the time frame provided for under the Purchase Agreement. As a result, the Company initiated an action in the Supreme Court of New York on November 26, 2001, seeking specific performance of the purchase price methodology set forth in the Purchase Agreement. The trial court found for Westmoreland and ordered use of an independent accountant to resolve all of Westmoreland’s objections to the Entech closing certificates as provided for in the Purchase Agreement. Entech has appealed the trial court decision and arguments are scheduled for June 12, 2002. In the interim, the parties are attempting to negotiate the terms of an engagement letter for an independent accountant to complete the purchase price adjustment procedures called for in the Purchase Agreement. In the unlikely event an additional purchase price payment is required, it would likely be funded by the use of WML’s revolving credit facility. If the purchase price is reduced, the Company and WML may be required to use the proceeds received from Entech and Montana Power to pay the indebtedness described in Note 3 to the Consolidated Financial Statements. Any change in the purchase price will cause a change to the preliminary purchase price allocation and is not expected to have a material adverse effect on the Company’s results of operations or liquidity.

Other Contingencies

The Company is a party to other claims and lawsuits with respect to various matters in the normal course of business. The ultimate outcome of these matters is not expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2001 to March 31, 2002

Forward-Looking Disclaimer

Certain statements in this report which are not historical facts or information are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; healthcare cost trends; the cost and capacity of the surety bond market; the Company’s ability to manage growth and significantly expanded operations; the ability of the Company to implement its business strategy; the Company’s ability to pay the preferred stock dividends that are accumulated but unpaid; the Company’s ability to retain key senior management; the Company’s access to financing; the Company’s ability to maintain compliance with debt covenant requirements; the Company’s ability to successfully identify new business opportunities; the Company’s ability to achieve anticipated cost savings and profitability targets; the Company’s ability to negotiate profitable coal contracts, price reopeners and extensions; the Company’s ability to maintain satisfactory labor relations; changes in the industry; competition; the Company’s ability to utilize its tax net operating losses; the ability to reinvest excess cash at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; demand for electricity; the effect of regulatory and legal proceedings; the claims between the Company and Washington Group International, Inc. and other factors discussed in Items 1, 3 and 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. The Company disclaims any duty to update these statements, even if subsequent events cause its views to change.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to the critical accounting policies discussed below. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2001. The most significant principles that impact the Company and its subsidiaries relate to post retirement benefits and pension obligations, reclamation costs and reserve estimates, consolidation policy, depletion of mineral rights and development costs included in property, plant and equipment and deferred income taxes.

The most significant long-term obligations of the Company are post retirement medical and life insurance benefits and pneumoconiosis (black lung) benefits. The majority of these benefits are provided through self-funded programs. The Company describes these obligations as heritage health benefit costs and the estimated amount of future payments for such obligations are determined actuarially. The discount rate used to calculate the present value of these future benefits was reduced from 7.50% in 2000 to 7.25% in 2001 and will be adjusted annually based upon interest rate fluctuations. The discount rate used can vary from company to company. In addition, the estimated amount of future claims is affected by the assumed health care cost trend rate. During 2001, the Company increased the initial cost trend rate assumption to 10% from 5.5%. These factors, among others, greatly affect the expense which totaled $6.7 million for the first quarter 2002 and the recorded liability of $111.6 million at March 31, 2002 for post retirement medical and life insurance costs. The pneumoconiosis obligation has an excess of funds held in trust over the obligation of $6.8 million as of March 31, 2002.

The Company’s share of reclamation costs, along with other costs related to mine closure, are accrued and charged against income on a units-of-production basis over the life of the mine, except at WRI where only monitoring costs are fixed and are being expensed over a 15-year period. Future costs of reclamation are estimated based upon the standards for mine reclamation that have been established by various regulatory agencies that regulate the Company’s mining operations. Estimated costs can change and the liability included in the financial statements of $140 million as of March 31, 2002 must be viewed as an estimate which is subject to revision. The remaining coal reserves used to calculate annual reclamation expense are also engineering estimates and are subject to change.

The Company’s consolidation policy is described in the Consolidated Financial Statements. In particular, the general and limited interests in partnerships owned by WEI related to independent power projects are accounted for under the equity method. WEI performs project development and venture and asset management services for the partnerships but does not control them. The ROVA projects had approximately $250 million in long-term debt as of December 31, 2001, all of which was non-recourse to WEI and Westmoreland and is not included in the Consolidated Financial Statements of the Company in accordance with generally accepted accounting principles.

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

The Company accounts for deferred income taxes using the asset and liability method. One of the largest potential assets of the Company is the Federal net operating loss carryforwards which were approximately $181 million as of December 31, 2001. Utilization of these losses to reduce future income taxes until they all expire in the year 2019 is dependent upon many factors which determine taxable income. These factors include the timing of tax deductions for certain obligations, such as postretirement medical benefits and reclamation; percentage depletion of coal production; and any potential limitation on using losses due to a “change of ownership” in the Company. Each period, the Company assesses and estimates future utilization of the tax losses and its impact on the recognition of deferred tax assets. As a result of the recent acquisitions, the Company recognized a $55.6 million deferred income tax asset on the acquisition date which assumed that a portion of the previously unrecognized net operating loss carryforwards is being and will be utilized through the generation of future taxable income. Any increases or decreases to this asset (such as the $500,000 decrease in first quarter 2002) affect deferred income tax expense and can materially affect net earnings resulting in an effective book income tax rate different than the 34% Federal statutory rate.

Impact of Acquisitions

The acquisitions completed in the second quarter of 2001 have significantly affected the Company’s financial and operating results since their effective date. The operations of Westmoreland Mining LLC (“WML”), the Company’s acquisition entity, have contributed the following for the quarter ended March 31, 2002 (in thousands):

Coal Revenues	$ 66,632
Operating Income	9,208
Cash provided by operating activities	10,910
Selling and administrative costs	5,078

These results may not necessarily be indicative of the results to be realized in future periods.

The acquisitions, described in Note 2 to the Consolidated Financial Statements, also affected the Company’s balance sheet on the acquisition date by:

  Adding $120,000,000 of acquisition debt, $12,298,000 of revolving debt for working capital and $3,963,000 of assumed debt
  Adding property, plant and equipment of $166,407,000
  Adding accrued reclamation costs of $135,844,000 partially offset by invested cash collateral of $46,827,000
  Providing the basis for recognizing a deferred tax asset of $55,600,000

While the acquisitions are generating significant positive operating cash flows, the term loan and revolving credit agreements include certain conditions with respect to the use of such cash flows that affect the amount of WML’s cash flows available for general use by the Company. As of March 31, 2002 WML has $2,741,000 of operating cash and $10,150,000 of restricted cash which is dedicated to debt service and funding of the debt service reserve required by the term loan and revolving credit agreements. Until the initial debt service reserve account was fully funded, WML could not distribute any earnings to the Company; however, for quarters ending on or before December 31, 2001, WML was permitted to distribute $1,250,000 per quarter to the Company. This $1,250,000 distribution was in addition to the $500,000 management fee that WML has and may continue to pay the Company each quarter. The debt service reserve account was fully funded in March 2002. Subsequently, 25% of surplus cash, as defined in the debt agreement, will be used to fund a debt prepayment account and 75% will be distributable to Westmoreland.

The final purchase price for the acquisition of Montana Power’s coal business is subject to adjustment. As discussed in Item 3 Legal Proceedings of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and updated in Part II, Item 1 Legal Proceedings of this Quarterly Report, the Company and Montana Power were not able to agree on either the amount of the purchase price adjustment or the methodology to calculate the adjustment within the timeframe provided for under the Purchase Agreement. The Company initiated an action in the Supreme Court of New York on November 26, 2001, seeking specific performance of the purchase price methodology provided for under the Purchase Agreement. Any change in the purchase price will cause a change to the preliminary purchase price allocation. If the purchase price is reduced, the Company and WML may be required to use the proceeds received from Entech and Montana Power to pay the indebtedness described in Note 3 to the Consolidated Financial Statements. In the unlikely event an additional purchase price payment is required it would likely be funded by the use of WML’s revolving credit facility. Although there can be no assurance as to the ultimate outcome, the Company believes its claims are meritorious and intends to pursue its rights vigorously.

The income being generated by the acquisitions is allowing the Company to use at least a portion of its net operating loss carryforwards. As a result of that expectation and as required by generally accepted accounting principles, the Company recognized a $55,600,000 deferred tax asset on the acquisition date. As taxable income is generated in each period and in future periods, the net operating loss carryforwards are utilized; the tax asset is reduced; a non-cash deferred income tax expense is recognized; and, no regular Federal income taxes are paid. Under purchase accounting for the acquisitions, recognition of the deferred tax asset reduced the Company’s basis in the property, plant and equipment acquired, thus reducing future depreciation and depletion expense. This accounting treatment has no effect on cash flows, which will reflect the full benefit to the Company of using its tax loss carryforwards.

Liquidity and Capital Resources

Cash provided by operating activities was $7,793,000 and $6,560,000 for the three months ended March 31, 2002 and 2001, respectively. The increase in cash from operations in 2002 compared to 2001 is attributable to the acquisitions completed in the second quarter of 2001 which contributed $10,910,000 to operating cash flow. Cash provided by operating activities in the first quarter of 2001 included $8,949,000 from the sale of the Company’s three Virginia independent power projects which were sold on March 23, 2001.

Cash used in investing activities was $2,054,000 for the three months ended March 31, 2002, compared to cash provided of $15,897,000 for the three months ended March 31, 2001. In 2002, additions to mining operation property and equipment totaled $2,137,000 offset by $504,000 from the proceeds from sales of used equipment. Also, during the first quarter, WML deposited $1,730,000 into a required restricted cash account for debt service and security deposits and earned interest income of $49,000. Bond collateral increased by $13,000. Cash provided by investing activities in 2001 included $15,166,000 in proceeds from the sale of the Company’s interests in the three Virginia independent power projects. Cash provided by investing activities in 2001 also included the refund of collateral required for long-term security deposits and bond obligations of $1,400,000.

Cash used in financing activities was $3,435,000 for the three months ended March 31, 2002 compared to $207,000 provided by proceeds from exercise of stock options in first quarter of 2001. Cash used in financing activities in 2002 represented repayment of long-term debt of $5,075,000 and dividends paid to WRI’s minority shareholder of $400,000. Cash was provided from increased revolving debt of $2,000,000 during the first quarter of 2002. Exercise of stock options provided $40,000 in the first quarter of 2002.

Consolidated cash and cash equivalents at March 31, 2002 totaled $7,537,000 (including $2,741,000 at WML and $3,832,000 at WRI). At December 31, 2001, cash and cash equivalents totaled $5,233,000 (including $624,000 at WML and $3,449,000 at WRI). The cash at WRI, an 80%-owned subsidiary, is available to the Company through dividends. In addition, the Company had restricted cash, security deposits and bond collateral, which were not classified as cash or cash equivalents, of $20,215,000 at March 31, 2002 and $18,423,000 at December 31, 2001. The restricted cash at March 31, 2002 includes $10,150,000 in the WML debt service reserve account described above and $6,000,000 deposited to collateralize the Company’s obligations required by the UMWA Master Agreement. The Company’s workers’ compensation bond was collateralized by interest-bearing cash deposits of $4,065,000 which amount was classified as a non-current asset. In addition, the Company has reclamation deposits of $48,339,000, which were funded by certain customers to be used for payment of reclamation activities at the Rosebud Mine. The Company also has $4,600,000 in interest-bearing debt reserve accounts for certain of the Company’s independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects.

Liquidity Outlook

The major factors impacting the Company’s liquidity outlook are its significant heritage health benefit costs, its acquisition debt repayment obligations, and its ongoing business requirements. The Company’s principal sources of cash flow are dividends from WRI, distributions from independent power projects and distributions from WML subject to its debt agreement provisions. These items are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 along with the Company’s contractual obligations and commitments.

The detailed discussion of health benefit and retirement obligations contained in the 2001 Annual Report on Form 10-K will not be repeated here. However, it does bear reiteration that retiree health benefit costs continue to rise as a result of nationwide increases in medical service and prescription drug costs. Actuarial valuations of future obligations now indicate that these costs will continue to increase in the near term and then decline to zero over the next approximately thirty-five years as the number of eligible beneficiaries declines. The Company currently expects to incur cash costs in excess of $19,000,000 for post-retirement medical benefits in 2002. The Company expects to incur cash costs of less than $3,000,000 for workers’ compensation benefits in 2002, and expects that amount to steadily decline to zero over the next approximately nineteen years. There were no workers’ compensation obligations assumed in conjunction with the 2001 acquisitions as all the acquired operations are fully insured for that potential liability.

The Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions for the payment of future benefits. The Trustees set the level of security for each company at an amount equal to three years’ benefits. The bond amount and the amount to be secured are reviewed and adjusted on an annual basis. The Company secured its obligation in 2001 by posting a bond for $21 million. The bond was collateralized by U.S. Government-backed securities in the amount of $7,968,000 at March 31, 2001 which amount the Company withdrew during second quarter 2001 in connection with a change of bonding agents. The Company’s previous bonding agent required collateral equal to 40% of the bonded amount. The Company’s bond amount increased by approximately $4,000,000 in 2002 and the new bonding agent has requested cash collateral in that amount be deposited.

In connection with its dismissal from Chapter 11 in 1998, the Company agreed to secure its obligations under the Master Agreement for a period of six years by providing a Contingent Promissory Note (“Note”). The original principal amount of the Note was $12 million. The Company collateralized its obligations under the Note by posting $6 million in an escrow account. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial tests specified in the Note, or failed to maintain a required balance of $6 million in an escrow account through 2001. The Company met all of these requirements through 2001 and, accordingly, in January 2002, the principal amount of the Note was reduced to $6 million and the $6 million collateral was returned to the Company on May 1, 2002.

A Medicare prescription drug benefit that covers Medicare-eligible beneficiaries covered by the Coal Act could reduce one of the Company’s largest costs. Of the over $19 million per year paid for retirees’ health care costs, more than 50% is for prescription drugs. Provision of such a benefit continues to be debated on the national level, with both Republican and Democrats proposing to offer new bills in the current Congress. There is no assurance at this time what, if any, proposal will be enacted into law or what effect that it may have on the Company’s obligation.

The Company expects that there will be continued upward pressure on corporate insurance and surety bonding rates as a result of insurers’ world-wide loss experiences over the past several years, the terrorist attacks in September 2001 and ongoing threats around the world. Property and casualty premiums are increasing by extraordinary amounts and some companies face limitations on the amount of coverage and bonding capacity available to them. While Westmoreland expects to be able to maintain all coverage and capacity it requires, the Company plans to form an offshore-based captive insurance company to mitigate the effect of escalating premiums.

The Company’s acquisitions in 2001 greatly increase revenues and operating cash flow, and return the Company to profitability, but the cash used and financing arranged to make those acquisitions could also create short-term liquidity issues which must be managed. The Company used $39 million of available cash in the second quarter of 2001 to complete the acquisitions, knowing that short-term liquidity would be temporarily reduced by doing so. The terms of the acquisition financing facility also restrict distributions to the Company from WML, particularly through March 2002 while the required debt service reserve account was being initially funded. Distributions available from WML are expected to increase in the second quarter of 2002. However, the debt financing requires that 25% of post-debt service cash flow pre-fund the balloon payment due in 2008, so only 75% of WML’s cash flow is available to the Company until the debt is paid off. A one-time reduction in the debt service reserve account of approximately $2 million will be realized when the $20 million Term A Notes are fully repaid at June 30, 2002.

The Company’s ongoing and future business needs may also affect liquidity. The Company does not anticipate that its coal and power production will diminish materially as a result of the current economic downturn because the independent power projects in which the Company owns interests and the power plants that purchase coal mined by the Company produce relatively low-cost, baseload power. In addition, almost all of the Company’s production is sold under long-term contracts, which help insulate the Company from unfavorable reductions in tons sold.

However, in previous years, WRI expended approximately $4,100,000 to repair the dragline at WRI. All of these expenditures substantially increased the productive life of the dragline and therefore, were capitalized. The Company believes that, under the terms of WRI’s agreements with WGI, WGI is responsible for all dragline repairs. WRI expended these amounts to assure continued, uninterrupted production at WRI, and has demanded reimbursement from WGI for the full cost of the repair. WGI has reimbursed WRI for approximately $530,000 of these costs. On March 7, 2000, WRI commenced litigation against WGI in the United States District Court for the District of Montana seeking, among other things, payment by WGI of approximately $3.6 million of dragline repair costs paid by WRI, plus accrued interest. The Company has not recorded any amounts that may be recoverable from WGI in its Consolidated Financial Statements. On March 2, 2001, WGI announced that it was facing a severe near-term liquidity problem due to a delay in resolving purchase price adjustments in connection with an acquisition and in May 2001, WGI sought protection in the bankruptcy court in Reno, Nevada. WRI filed claims against WGI to recover the cost of repairing the dragline tub, for overcharges on mining costs, potential royalty underpayment as alleged by the Minerals Management Service in a recent demand letter and seeking adequate assurances that WGI will perform its contractual obligations regarding reclamation. In addition, WRI objected to the assumption of existing contract mining agreements between WRI and WGI. While WGI’s plan of reorganization has been approved, WRI’s issues remain unresolved and pending in the bankruptcy court. The bankruptcy court lifted the automatic stay and will allow the tub litigation to proceed in the United States District Court in Billings, Montana. It is expected that some or all of these issues will be resolved this year; however, the Company cannot currently determine what impact, if any, the reorganization may have on its operations or this litigation.

The final purchase price for the acquisition of Montana Power’s coal business is subject to adjustment as discussed above in the section “Impact of Acquisitions”. The outcome of this matter will affect the Company’s outstanding debt and liquidity.

The Company has certain contract contingencies, which may impact future sales, prices received and cost of operations. These include:

  WRI’s dispute with WGI regarding both past and current pricing for contract mining services. As described in Note 8 to the Consolidated Financial Statements, the dispute regarding pricing for contract mining services constrains the earnings of WRI (and the Company) and may continue to limit the amount of dividends from WRI to the Company until the dispute is resolved. A favorable outcome would decrease cost of coal sales and increase net earnings and cash flow.
  Replacement or extension of the current coal supply agreement with WRI’s largest customer which expires at the end of 2002.
  Transition to a new tonnage committment and pricing mechanism at LEGS, which uses lignite from the Jewett mine.
  A price reopener in July 2001 under WECO’s Coal Supply Agreement with Colstrip Units 1 and 2.

In addition, there are other issues regarding royalty payments and reclamation obligations, which may affect the Company but their impact is not known at this time.

DTA is being utilized at less than capacity and is incurring operating losses due to the continued softness of the export market for U.S. coal. Alternatives for this facility and steps to lower operating losses are being pursued.

The Company has a 4.49% interest in the Ft. Lupton power project. No distributions have been received from that project since 1999. Steps are being taken to determine whether the distributions from that project can resume.

The Company is mindful of the need to manage costs with respect to the timing of receipts, and variations in distributions or expected performance. Therefore, the Company continues to take steps to conserve cash wherever possible. The Company has established a $7 million revolving line of credit for general corporate purposes.

The Company also aims to increase its sources of profitability and cash flow. Given the demand for new power generating capacity, stronger energy pricing, the need for stabilizing fuel and electricity costs, and pressure to reduce harmful emissions into the environment, the Company believes that its strategic plan positions it well for potential further growth, profitability, and improved liquidity.

The Company’s growth plan is focused on acquiring profitable businesses and developing projects in the energy sector which complement the Company’s existing core operations and where America’s dual goals of low cost power and a clean environment can be effectively addressed. The Company has sought to do this in niche markets that minimize exposure to competition, maximize stability of long-term cash flows and provide opportunities for synergistic operation of existing assets and new opportunities. A key to the Company’s strategy is the availability of approximately $181 million in net operating loss carryforwards (“NOL’s”) at the end of 2001. The availability of these NOL’s can shield the Company’s future taxable income from payment of regular Federal income tax and thereby increase the return the Company receives from profitable investments (as compared to the return a tax-paying entity would receive that cannot shield its income from federal income taxation).

Sources of potential additional future liquidity also include the sale of non-strategic assets, reimbursement of amounts paid to the 1974 UMWA Pension Plan and increased cash flow from existing operations.

In conclusion, there are many factors which can both positively or negatively affect the Company’s liquidity and cash flow. Management believes that cash flows from operations, along with available borrowings, should be sufficient to pay the Company’s heritage health benefit costs, meet repayment requirements of the debt facilities, and fund ongoing business activities as long as currently anticipated surplus cash distributions from WML are received. At the same time, the Company continues to explore contingent sources of additional liquidity on an ongoing basis.

Preferred Dividends

The Board of Directors regularly reviews the subjects of reinstating the preferred stock dividend and satisfying the accumulated unpaid dividends on the preferred stock, and is committed to meeting its obligations to the preferred shareholders in a manner consistent with the best interests of all shareholders. The Company's successful implementation of its strategic plan for growth has generated three consecutive quarters of profitability, despite milder than normal weather and unscheduled customer power unit outages that reduced demand for the Company's coal during that period. Consistent and growing profitability should allow the Company and its Board of Directors a better opportunity to address preferred shareholder obligations going forward despite significant additional demands on cash resources.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001.

Coal Operations.

The dramatic increase of mining coal revenues to $78,416,000 in the first quarter of 2002 from $10,416,000 in 2001‘s first quarter is the result of the acquisitions completed effective April 30, 2001. Almost all of the tons sold in 2002 were sold under long-term contracts, primarily to owners of power plants located adjacent to the mines. Equivalent tons sold include petroleum coke sales which are expected to continue through June 2002 after which Reliant has not committed to continue purchases of petroleum coke. The newly acquired mines average a higher price per ton and better margins than WRI’s Absaloka Mine, which continued its operations. As a result, costs as a percentage of revenues decreased to 75% in 2002 compared to 81% during the first quarter of 2001.

First quarter 2002 results from coal operations were negatively impacted by reduced power plant demands due to the unusually mild winter which particularly reduced tons sold at the Jewett Mine. However, Reliant has not reduced the number of tons it projects that it will purchase in 2002. An unplanned outage at the Colstrip Station also occurred during first quarter 2002. This reduced sales from the Rosebud Mine during this quarter. However, required maintenance scheduled for later in 2002 was completed during this outage, so it is anticipated that the tons lost in the first quarter will be made up later in the year.

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter Ended
	March 31,
	2002	2001	Change

Revenues – thousands	$78,416	$10,416	653%

Volumes – millions of equivalent coal tons	6.568	1.435	358%

Cost of sales – thousands	$58,865	$8,390	602%

Depreciation, depletion and amortization increased to $3,149,000 in first quarter 2002 compared to $521,000 in 2001‘s first quarter as a result of the acquisitions and the large increase in capital assets.

Independent Power. Equity in earnings from independent power projects was $4,797,000 in the first quarter 2002 compared to $6,329,000 in the quarter ended March 31, 2001. The decrease in 2002 reflects the loss of earnings from the Virginia projects which were sold in March 2001. Both periods benefited from improved utilization and higher realized prices at the ROVA project as a result of increased demand, performance and the restructured power purchase agreement. For the quarters ended March 31, 2002 and 2001, the ROVA projects produced 443,000 and 447,000 megawatt hours, respectively, and achieved average capacity factors of 97% in both quarters.

Terminal Operations. Losses at Westmoreland Terminal Company (“WTC”), a wholly-owned subsidiary of the Company, continue due to low throughput volume at its 20% owned Dominion Terminated Associates (“DTA”) as a result of continued weakness in the export market and cost-sharing obligations. WTC is dependent upon its customers’ coal export business to maintain an acceptable level of throughput. The coal export business has experienced a significant decline due to a decline in worldwide demand for metallurgical coal and intense competitive pressure from coal suppliers in other nations. The Company does not believe that those competitive pressures will abate in the near term. The Company is pursuing several alternatives to reduce or eliminate losses at DTA.

Costs and Expenses. Selling and administrative expenses were $8,685,000 in the quarter ended March 31, 2002 compared to $3,645,000 in the quarter ended March 31, 2001. The amount for the first quarter of 2002 includes $5,078,000 incurred by the four mines acquired in 2001. The increase was partially reduced by a decrease in non-cash compensation expense for the Company’s 2000 Performance Unit Plan, which expense was $1,168,000 in the first quarter of 2002 compared to $1,730,000 during the first quarter of 2001. Of the $1,168,000 amount, $217,000 was a non-cash expense for performance units granted in 2001 and $951,000 was a non-cash expense for performance units granted in 2000. The long-term incentive plan is designed to link management interests with those of shareholders by tieing long-term incentive compensation directly to appreciation in value of the Company’s common stock. Performance units are being used because the Company does not have adequate numbers of qualified stock options available for award. The expense for these plans (performance units, unlike stock-options, must be expensed) fluctuates with changes in the market value of the Company’s common stock. Vesting occurs over three years, but none of the performance units granted in 2000 will be paid until 2003 and none of the performance units granted in 2001 will be paid until 2004, and all can be paid by issuing Company stock at the discretion of the Board of Directors. The amount payable for the performance units granted in 2001 is capped to limit the potential amount of variable expense. The remaining increase in selling and administrative expenses in 2002 is due to annual salary increases and the addition of employees associated with the Company’s growth.

Heritage health benefit costs increased 25% in the first quarter 2002 compared to first quarter 2001 as a result of increased actuarially determined costs for postretirement medical plans.

During 2002’s first quarter, there was a gain of $40,000 from the sale of used mine equipment. For the quarter ended March 31, 2001 there was a loss of $669,000 related to the sale of the Company’s interest in the three Virginia independent power projects.

Interest expense was $2,805,000 and $214,000 for the three months ended March 31, 2002 and 2001, respectively. The increase was due to the acquisition financing. Interest income decreased in 2002 due to lower rates despite the larger deposit accounts acquired in the acquisitions.

As a result of the recent acquisitions, the Company recognized a $55.6 million deferred income tax asset in April 2001 which assumes that a portion of previously unrecognized net operating loss carryforwards will be utilized because of the projected generation of future taxable income. The asset increased to $56,543,000 as of March 31, 2002 because of temporary differences arising during the intervening period and due to a reduction of the deferred income tax valuation allowance discussed below and is comprised of both a current and long-term portion. When taxable income is generated, the deferred tax asset relating to the Company’s net operating loss carryforwards is reduced and a deferred tax expense (non-cash) is recognized although no regular Federal income taxes are paid. Income tax expense for 2002 represents a current income tax obligation for State income taxes, the utilization of a portion of the Company’s net operating loss carryforwards and the impact of changes in deferred tax assets and liabilities. The Federal Alternative Minimum Tax regulations were changed to allow 100% utilization of net operating loss carryforwards in 2001 and 2002 thereby eliminating the Company’s current Federal income tax expense. During the first quarter of 2002, an additional deferred tax benefit of $500,000 was recognized by reducing the valuation allowance associated with unused Federal net operating loss carryforwards which are expected to be utilized. This benefit reduced the deferred tax expense for the quarter.

Other Comprehensive Income. The other comprehensive income of $276,000 (net of income taxes of $184,000) recognized during the quarter ended March 31, 2002 represents the change in the unrealized loss on an interest rate swap agreement on the ROVA debt caused by changes in market interest rates during the period. If market interest rates continue to decrease prior to repayment of the debt, additional comprehensive losses will be recognized. Conversely, increases in market interest rates would result in comprehensive gains.

2002 First Quarter Compared to 2001 Fourth Quarter

Although not required, the following information provides a basis for comparative evaluation of performance, by segment, between the 2002 first quarter and the fourth quarter of 2001. This information is being provided in this filing in an effort to help investors follow the Company’s performance until comparative information on a year-to-year basis is more meaningful.

	Coal
	Quarter ended	Quarter ended
	3/31/2002	12/31/2001

	(in thousands)

Revenues – coal	$78,416	$82,883

Costs and expenses:
Cost of sales – coal	58,865	66,514
Depreciation, depletion
and amortization	3,123	2,351
Selling and administrative	5,391	5,038
Gains on sales of assets	(40)	-

	67,339	73,903

Operating income	$11,077	$8,980

Revenues decreased during the first quarter as a result of reduced demand related to a mild winter and an unscheduled outage at Colstrip Unit 3, which is supplied by the Company’s Rosebud Mine.

Cost of sales – coal decreased primarily due to fewer tons sold in the first quarter and the higher costs during fourth quarter 2001 associated with overburden removal activities at the Rosebud Mine as stripping ratios increased during that period. Stripping costs decreased in the first quarter as a permit was obtained allowing operations to move to a new area with a more favorable stripping ratio.

	Independent Power		Terminal Operations
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	3/31/2002	12/31/2001	3/31/2002	12/31/2001

	(in thousands)
Revenues -
equity in earnings
(share of losses)	$4,797	$3,136	$(530)	$(590)

Costs and expenses:
Depreciation, depletion
and amortization	2	2	-	-
Selling and administrative	71	104	18	26
Loss on sale of assets and other	-	(352)	-	-

	73	(246)	18	26

Operating income (loss)	$4,724	$3,382	$(548)	$(616)

Independent Power:	The first quarter benefited from higher utilization at the ROVA projects compared to the fourth quarter which had a scheduled outage at the ROVA I plant.

Terminal Operations:	Terminal operations losses reflect low throughput volumes. The first quarter benefited from a small increase in throughput volumes.

	Corporate
	Quarter ended	Quarter ended
	3/31/2002	12/31/2001

	(in thousands)

Revenues	$-	$-

Costs and expenses:
Depreciation, depletion
and amortization	24	7
Selling and administrative	3,205	1,796
Heritage health benefit costs	6,726	7,086

	9,955	8,889

Operating loss	$(9,955)	$(8,889)

Selling and administrative costs increased in the first quarter of 2002 due to a non-cash expense of $1,168,000 for the Performance Unit Plan as a result of the increase in stock price and vesting compared to a $793,000 non-cash expense recognized during the fourth quarter of 2001 as a result of the increase in stock price and vesting. Also, costs increased in the first quarter 2002 due to the accrual of annual bonuses approved in 2002 for 2001 performance.

Heritage health benefit costs decreased in the first quarter compared to the fourth quarter primarily as a result of the fourth quarter unfavorable actuarial valuation adjustments to the post-retirement liability due to increasing medical costs and pneumoconiosis benefit obligations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Allocations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002.

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

Commodity Price Risk

The Company, through its subsidiaries Westmoreland Resources, Inc. and Westmoreland Mining LLC, produces and sells coal to third parties from coal mining operations in Montana, North Dakota and Texas, and through its subsidiary Westmoreland Energy, Inc. produces and sells electricity and steam to third parties from its independent power projects located in North Carolina and Colorado. Nearly all of the Company’s coal production and all of its electricity and steam production is sold through long-term contracts with customers. These long-term contracts serve to minimize the Company’s exposure to changes in commodity prices. The Company has not entered into derivative contracts to manage its exposure to changes in commodity prices, and is not a party to any such contracts at March 31, 2002.

Interest Rate Risk

The Company and its subsidiaries are subject to interest rate risk on its debt obligations. Long-term debt obligations have both fixed and variable interest rates, and the Company’s revolving line of credit has a variable rate of interest indexed to either the prime rate or LIBOR. Interest rates on these instruments approximate current market rates as of March 31, 2002. Based on the balances outstanding as of March 31, 2002, a one percent change in the prime interest rate or LIBOR would increase interest expense by $169,000 on an annual basis. The Company’s heritage health benefit costs are also impacted by interest rate changes because its pension, pneumoconiosis and post-retirement medical benefit obligations are recorded on a discounted basis.

PART II - OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

Washington Group International, Inc. ("WGI") has filed a petition in the U.S. Bankruptcy Court in Reno, Nevada. WRI has asserted various claims and has objected to WGI's assumption of the mining contract between WRI and WGI. All of the claims and the objection to the contract assumption are pending. See Note 8 "Contingencies" to the Consolidated Financial Statements, which is incorporated by reference herein.

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, "Item 3 - Legal Proceedings," the Company has other litigation which is still pending.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

See Note 4 “Capital Stock” to the Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

None.

b)	Reports on Form 8-K

(1)	On January 3, 2002, the Company filed a report on Form 8-K announcing that it had recently adopted a policy that provides for use of pre-arranged trading plans by persons subject to the Company’s insider trading policy as provided for under the Securities and Exchange Commission’s new Rule 10b5-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: May 15, 2002	/s/ Robert J. Jaeger
Robert J. Jaeger
Senior Vice President - Finance
(Chief Financial Officer)

/s/ Ronald H. Beck
Ronald H. Beck
Vice President - Finance and
Treasurer
(A Duly Authorized Officer)

/s/ Thomas S. Barta
Thomas S. Barta
Controller
(Principal Accounting Officer)