Form 10-Q
period 2002-06-30
WESTMORELAND COAL CO
filed 2002-08-14
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Yes   X      No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2002: Common stock, $2.50 par value; 7,629,897

PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2002	2001

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$14,531	$5,233
Receivables:
Trade	20,914	34,381
Other	1,807	3,075

	22,721	37,456

Inventories	13,384	13,748
Restricted cash	10,487	14,371
Deferred income taxes	13,815	15,859
Other current assets	3,837	5,941

Total current assets	78,775	92,608

Property, plant and equipment:
Land and mineral rights	53,251	53,249
Plant and equipment	197,670	194,844

	250,921	248,093
Less accumulated depreciation and depletion	56,573	50,822

Net property, plant and equipment	194,348	197,271

Deferred income taxes	42,968	41,202
Investment in independent power projects	30,312	28,707
Investment in Dominion Terminal Associates (DTA)	3,710	3,975
Prepaid pension cost	4,186	4,783
Excess of trust assets over pneumoconiosis benefit
obligation	7,388	6,985
Restricted cash and bond collateral	5,614	4,052
Advanced coal royalties	6,679	6,570
Reclamation deposits	48,783	47,924
Reclamation receivables	8,975	10,360
Other assets	23,292	22,095

Total Assets	$455,030	$466,532

See accompanying Notes to Consolidated Financial Statements.

(Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)

	(Unaudited)
	June 30,	December 31,
	2002	2001

	(in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$8,653	$13,753
Accounts payable and accrued expenses:
Trade	25,234	24,168
Income taxes	113	57
Production taxes	13,903	17,544
Workers’ compensation	3,166	2,900
Post retirement medical costs	12,787	13,966
1974 UMWA Pension Plan obligations	1,424	1,374
Reclamation costs	7,500	7,500

Total current liabilities	72,780	81,262

Long-term debt, less current installments	99,757	109,157
Accrual for workers’ compensation, less current portion	8,292	10,141
Accrual for post retirement medical costs, less current
portion	101,898	97,127
1974 UMWA Pension Plan obligations, less current
portion	7,310	8,035
Accrual for reclamation costs, less current portion	131,647	132,148
Other liabilities	12,396	13,274

Minority interest	4,799	4,973

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 208,708 shares	209	209
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 7,613,957 shares in
2002 and 7,515,221 shares in 2001	19,035	18,787
Other paid-in capital	70,517	69,723
Accumulated other comprehensive loss	(1,645)	(1,703)
Accumulated deficit	(71,965)	(76,601)

Total shareholders' equity	16,151	10,415

Total Liabilities and Shareholders' Equity	$455,030	$466,532

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations

	(Unaudited)
Three Months Ended			Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(in thousands except per share data)

Revenues:
Coal	$81,888	$51,792	$160,304	$62,208
Independent power projects – equity in earnings	1,795	1,936	6,592	8,265
Dominion Terminal Associates (“DTA”)–share of
losses	(534)	(389)	(1,064)	(792)

	83,149	53,339	165,832	69,681

Costs and expenses:
Cost of sales – coal	62,617	38,872	121,482	47,262
Depreciation, depletion and amortization	3,039	2,880	6,188	3,401
Selling and administrative	7,023	5,555	15,708	9,200
Heritage health benefit costs	6,286	6,050	13,012	11,418
Doubtful account recoveries	(271)	-	(317)	(15)
Loss (gain) on sales of assets	-	123	(40)	792

	78,694	53,480	156,033	72,058

Operating income (loss)	4,455	(141)	9,799	(2,377)

Other income (expense):
Interest expense	(2,729)	(2,219)	(5,534)	(2,433)
Interest income	582	815	1,105	1,382
Minority interest	(44)	(134)	(226)	(360)
Other income	297	251	331	242

Income (loss) before income taxes	2,561	(1,428)	5,475	(3,546)

Income tax (expense) benefit	(261)	500	(839)	411

Net income (loss)	2,300	(928)	4,636	(3,135)

Less preferred stock dividend requirements	(444)	(444)	(888)	(888)

Net income (loss) applicable to common
shareholders	$1,856	$(1,372)	$3,748	$(4,023)

Net income (loss) per share applicable to
common shareholders:
Basic	$0.24	$(0.19)	$0.50	$(0.57)
Diluted	$0.23	$(0.19)	$0.46	$(0.57)

Weighted average number of common shares
outstanding:
Basic	7,584	7,144	7,558	7,109
Diluted	8,159	7,144	8,134	7,109

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Equity
and Comprehensive Income
Six Months Ended June 30, 2002
(Unaudited)

	Class A Convertible Exchangeable Preferred Stock	Common Stock	Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity

	(in thousands except share data)
Balance at December 31, 2001 (208,708 preferred shares and 7,515,221 common shares outstanding)	$209	$18,787	$69,723	$(1,703)	$(76,601)	$10,415
Common stock issued as
compensation (56,486 shares)	-	141	584	-	-	725
Common stock options
exercised (42,250 shares)	-	107	67	-	-	174
Tax benefit of stock option
exercises	-	-	143	-	-	143

Net income	-	-	-	-	4,636	4,636
Net unrealized change in interest
rate swap agreement, net of
tax benefit of $39,000	-	-	-	58	-	58

Comprehensive income	-	-	-	-	-	4,694

Balance at June 30, 2002
(208,708 preferred shares and
7,613,957 common shares
outstanding)	$209	$19,035	$70,517	$(1,645)	$(71,965)	$16,151

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows

	(Unaudited)
Six Months Ended June 30,	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$4,636	$(3,135)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings from independent power projects	(6,592)	(8,265)
Cash distributions from independent power projects	5,046	12,936
Share of losses from DTA	1,064	792
Cash generated by DTA	65	146
Cash contributions to DTA	(864)	(794)
Deferred income tax expense	421	(711)
Depreciation, depletion and amortization	6,188	3,401
Stock compensation expense	725	372
Loss (gain) on sales of assets	(40)	792
Minority interest	226	360
Net change in assets and liabilities	15,029	12,681

Net cash provided by operating activities	25,904	18,575

Cash flows from investing activities:
Additions to property, plant and equipment	(3,551)	(840)
Cash paid for acquisitions	-	(162,730)
Change in restricted cash and bond collateral	2,322	9,368
Change in other long-term assets	(1,155)	(2,525)
Net proceeds from sales of assets	504	15,226

Net cash used in investing activities	(1,880)	(141,501)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	-	114,808
Repayment of long-term debt	(9,000)	-
Net (repayments) borrowings under revolving lines of credit	(5,500)	12,298
Dividends paid to minority shareholders of subsidiary	(400)	(400)
Proceeds from the exercise of stock options	174	604

Net cash used in financing activities	(14,726)	127,310

Net increase in cash and cash equivalents	9,298	4,384
Cash and cash equivalents, beginning of period	5,233	14,193

Cash and cash equivalents, end of period	$14,531	$18,577

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,420	$2,270
Income taxes	$890	$251

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

As required by the Securities and Exchange Commission, unaudited consolidated pro forma financial information is presented here for the six-month period ended June 30, 2001 as if the operations acquired had been part of the Company as of January 1, 2001. This unaudited pro forma information includes permitted adjustments to give effect to depreciation of property, plant and equipment, interest expense on acquisition-related financing, and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not meant to be nor should it be relied upon as necessarily indicative of the results of operations that actually would have occurred had the acquisitions occurred at the beginning of the period presented or of future results of the combined operations.

Net income applicable to common shareholders is lower for the six months ended June 30, 2002 than for the pro forma six months ended June 30, 2001 because the pro forma amounts for 2001 include equity in earnings from three Virginia power plant projects which were sold at the end of March 2001 to help finance the coal acquisitions. Net income applicable to common shareholders is also lower for the six months ended June 30, 2002 than for the pro forma period because mild weather and unscheduled outages at customers’ facilities reduced demand for the Company’s coal and because, consistent with national trends, insurance and health benefit costs increased significantly in 2002.

Six Months Ended
June 30,
2001

(in thousands except per share data)

Revenues	$160,514

Net income applicable to common shareholders	$4,027

Net income per share applicable to common shareholders:
Basic	$0.57

Diluted	$0.51

3. LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding at June 30, 2002 and December 31, 2001 under the Company’s lines of credit and long-term debt consist of the following (in thousands):

	June 30, 2002	December 31, 2001

WML revolving line of credit	$2,000	$8,000
WML term debt	100,000	109,000
Corporate revolving line of credit	3,500	3,000
Other term debt	2,910	2,910

Total debt outstanding	108,410	122,910
Less current installments	(8,653)	(13,753)

Total long-term debt outstanding	$99,757	$109,157

The maturities of all long-term debt and the revolving credit facilities outstanding at June 30, 2002 are (in thousands):

July – December 2002	$4,753
2003	12,352
2004	12,469
2005	10,469
2006	11,470
Thereafter	56,897

$108,410

4. CAPITAL STOCK

The Company issued Series A preferred stock in July 1992. Preferred stock dividends at a rate of 8.5% per annum were then paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company’s then principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and the subsequent shareholders’ deficit. The quarterly dividends which are accumulated but unpaid through and including July 1, 2002 amount to $13,749,000 in the aggregate ($65.88 per preferred share or $16.47 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of the Company’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $208,708 at June 30, 2002). As of June 30, 2002, the Company had shareholders’ equity of $16,151,000 and the par value of all outstanding shares of preferred and common stock aggregated $19,244,000, so preferred dividends could only be paid out of 2001 or 2002 net profits as of that date.

On August 9, 2002, the Board of Directors declared a dividend of $0.15 per depositary share payable on October 1, 2002 to holders of record as of September 17, 2002. The certificate of designation establishing the Series A preferred stock provides that, if the Company does not pay a dividend of $0.53125 per depositary shares on each January 1, April 1, July 1 and October 1 commencing October 1, 1992, the unpaid amounts accumulate. Therefore, $0.38125 per depositary share will accumulate on October 1, 2002.

On August 9, 2002, the Board of Directors also authorized the repurchase of up to 10% of the outstanding depositary shares on the open market or in privately negotiated transactions with institutional and accredited investors, at the discretion of the Company’s management through 2004. Any acquired shares will be converted into shares of Series A preferred stock and retired.

Earnings per Share

The following table provides a reconciliation of the weighted average number of shares used to calculate basic and diluted earnings per share (EPS).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(in thousands)
Number of shares of common stock:
Basic EPS	7,584	7,144	7,558	7,109
Effect of dilutive option shares	575	-	576	-

Diluted EPS	8,159	7,144	8,134	7,109

Number of shares not included in diluted EPS
that would have been antidilutive because
exercise price of options was greater than the
average market price of the common shares	125	139	308	139

5. INCOME TAXES

The provision for income taxes consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(in thousands)
Current:
Federal	$-	$-	$-	$-
State	(181)	(211)	(418)	(300)

	(181)	(211)	(418)	(300)

Deferred:
Federal	(69)	612	(362)	612
State	(11)	99	(59)	99

	(80)	711	(421)	711

Income tax (expense) benefit	$(261)	$500	$(839)	$411

In connection with the acquisitions described in Note 2, the Company recognized a $55.6 million deferred income tax asset based upon the expectation that at least a portion of its unrecognized net operating loss carryforwards will be utilized through the generation of future taxable income. As taxable income is generated and the net operating loss carryforwards are utilized, the deferred tax asset is reduced and a non-cash deferred tax expense is recognized. Additionally, the valuation allowance of $31,270,000 will change as the amount of Federal net operating loss carry forwards expected to be utilized by the Company changes.

The deferred income tax expense recorded for the three months and six months ended June 30, 2002 was reduced by $600,000 and $1,100,000, respectively, due to a reduction in the deferred income tax asset valuation allowance. The valuation allowance was $31,270,000 as of December 31, 2001 and $30,170,000 as of June 30, 2002. The reduction in the valuation allowance, which results in an income tax benefit, occurs when there is an increase in the amount of Federal net operating loss carryforwards expected to be used by the Company prior to their expiration at various dates through 2019.

6. COMPREHENSIVE INCOME OR LOSS

The Company is party to an interest rate swap agreement on the long-term debt at the Roanoke Valley I independent power project through a subsidiary which is accounted for under the equity method of accounting. In accordance with generally accepted accounting principles, the Company reflects the difference between its 50% share of the fair value of this interest rate swap agreement and its carrying value as a separate component of shareholders’ equity. The swap agreement exchanged variable interest rates on debt for a fixed rate. During 2001, market interest rates declined below those provided for in the swap agreement, and the fair value of the swap agreement decreased. During 2002, market interest rates increased and the fair value of the swap agreement increased resulting in other comprehensive income for the first six months of 2002. The total change in fair value representing the unrealized loss on the swap agreement resulting from changes in current interest rates is a component of the Company’s total comprehensive income (loss). If interest rates remain at their current levels, the Company will recognize its share of the cumulative loss in future periods as a reduction in equity in earnings of independent power projects.

The Company's total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

	(in thousands)
Net income (loss)	$2,300	$(928)	$4,636	$(3,135)
Other comprehensive income (loss)	(218)	(2,321)	58	(2,321)

Total comprehensive income (loss)	$2,082	$(3,249)	$4,694	$(5,456)

7. BUSINESS SEGMENT INFORMATION

The Company’s current operations have been classified into three segments: coal, independent power and terminal operations. The coal segment includes the production and sale of coal from Eastern Montana, North Dakota and Texas. The independent power segment includes the development, management and ownership of interests in cogeneration and other non-regulated independent power plants. The terminal operation segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. The “Corporate” classification noted in the tables represents all costs not otherwise classified, including corporate office charges, heritage health benefit costs, business development expenses and all residual costs of the idled Virginia Division. Summarized financial information by segment for the quarters and six months ended June 30, 2002 and 2001, respectively, is as follows:

Quarter ended June 30, 2002

	Coal	Independent Power	Terminal Operations	Corporate	Total

	(in thousands)

Revenues:
Coal	$81,888	$-	$-	$-	$81,888

Equity in earnings (share of losses)	-	1,795	(534)	-	1,261

	81,888	1,795	(534)	-	83,149

Costs and expenses:
Cost of sales – coal	62,617	-	-	-	62,617
Depreciation, depletion
and amortization	3,012	3	-	24	3,039
Selling and administrative	5,301	214	93	1,415	7,023
Heritage health benefit
costs	-	-	-	6,286	6,286
Doubtful account recoveries	(271)	-	-	-	(271)

Operating income (loss)	$11,229	$1,578	$(627)	$(7,725)	$4,455

Capital expenditures	$1,375	$37	$-	$2	$1,414

Property, plant and
equipment, net	$193,006	$79	$-	$1,263	$194,348

Quarter ended June 30, 2001

	Coal	Independent Power	Terminal Operations	Corporate	Total

	(in thousands)

Revenues:
Coal	$51,792	$-	$-	$-	$51,792

Equity in earnings (share of losses)	-	1,936	(389)	-	1,547

	51,792	1,936	(389)	-	53,339

Costs and expenses:
Cost of sales – coal	38,872	-	-	-	38,872
Depreciation, depletion
and amortization	2,870	3	-	7	2,880
Selling and administrative	3,287	114	146	2,008	5,555
Heritage health benefit
costs	-	-	-	6,050	6,050
Loss on sales of assets	-	123	-	-	123

Operating income (loss)	$6,763	$1,696	$(535)	$(8,065)	$(141)

Capital expenditures	$800	$-	$-	$4	$804

Property, plant and
equipment, net	$196,832	$54	$-	$45	$196,931

Six months ended June 30, 2002

	Coal	Independent Power	Terminal Operations	Corporate	Total

	(in thousands)

Revenues:
Coal	$160,304	$-	$-	$-	$160,304

Equity in earnings (share of losses)	-	6,592	(1,064)	-	5,528

	160,304	6,592	(1,064)	-	165,832

Costs and expenses:
Cost of sales – coal	121,482	-	-	-	121,482
Depreciation, depletion
and amortization	6,135	5	-	48	6,188
Selling and administrative	10,692	446	111	4,459	15,708
Heritage health benefit
costs	-	-	-	13,012	13,012
Doubtful account recoveries	(317)	-	-	-	(317)
Gain on sales of assets	(40)	-	-	-	(40)

Operating income (loss)	$22,352	$6,141	$(1,175)	$(17,519)	$9,799

Capital expenditures	$3,487	$43	$-	$21	$3,551

Property, plant and
equipment, net	$193,006	$79	$-	$1,263	$194,348

Six months ended June 30, 2001

	Coal	Independent Power*	Terminal Operations	Corporate	Total

	(in thousands)

Revenues:
Coal	$62,208	$-	$-	$-	$62,208

Equity in earnings (share of losses)	-	8,265	(792)	-	7,473

	62,208	8,265	(792)	-	69,681

Costs and expenses:
Cost of sales – coal	47,262	-	-	-	47,262
Depreciation, depletion
and amortization	3,377	7	-	17	3,401
Selling and administrative	3,455	202	234	5,309	9,200
Heritage health benefit
costs	-	-	-	11,418	11,418
Doubtful account recoveries	-	-	-	(15)	(15)
Loss on sales of assets	-	792	-	-	792

Operating income (loss)	$8,114	$7,264	$(1,026)	$(16,729)	$(2,377)

Capital expenditures	$822	$5	$-	$13	$840

Property, plant and
equipment, net	$196,832	$54	$-	$45	$196,931

*Equity in earnings of independent power projects includes the results of both the ROVA projects and the Virginia projects, which were sold in March 2001.

8. CONTINGENCIES

Protection of the Environment

As of June 30, 2002 the Company has reclamation bonds in place in Montana, North Dakota, Texas, and Virginia, to assure that all currently permitted operations comply with all applicable Federal and State regulations and to assure the completion of final reclamation activities. The amount of the Company’s bonds exceeds the amount of its estimated final reclamation obligations. The Company estimates that the cost of final reclamation for its mines will total approximately $235,321,000 and that the Company will be responsible for paying approximately $171,521,000 of this amount.

As of June 30, 2002, $139,147,000 of the Company’s obligation has been accrued and WML had $48,783,000 of cash reserved and invested to use for future reclamation activities at the Rosebud Mine.

At Northwestern Resources Co. (“NWR”) and Western Energy Company (“WECO”), both subsidiaries of WML, certain customers, and at Westmoreland Resources, Inc. (“WRI”), a contract miner are contractually obligated to either perform or reimburse the Company for reclamation activities as they are performed at their respective operations. Final reclamation obligations at NWR’s Jewett Mine, estimated at approximately $50,000,000, are contractually the responsibility of its customer, which has also guaranteed but not posted a separate bond for NWR’s final reclamation in that amount to the Texas Railroad Commission. In addition, a customer of WECO is responsible for an estimated final reclamation cost of another $9,900,000 at the Rosebud Mine. By contract with its mining contractor and 20% owner, Washington Group International, Inc. (“WGI”), WRI’s maximum liability for reclamation costs associated with final mine closure of the Absaloka Mine is limited to approximately $1,700,000, which amount is being prefunded through annual installment payments to WGI of $113,000 through 2005 and all remaining reclamation liability at WRI is the responsibility of WGI. WRI has posted a surety bond with the State of Montana to ensure that final reclamation activities are performed. These reclamation activities are estimated to cost approximately $13,800,000.

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

WGI Bankruptcy

During 2001, WRI’s mining contractor and 20% owner, WGI, filed a petition seeking to reorganize its debts pursuant to Chapter 11 of the Bankruptcy Code. Prior to the time that the bankruptcy petition was filed, WRI had filed suit against WGI seeking to recover costs associated with the repair and replacement of components of WRI’s dragline. WGI’s bankruptcy petition stayed that litigation. On February 15, 2002, the bankruptcy court lifted the automatic stay and remanded the dragline litigation to the U.S. District Court in Montana. It is expected that the Court will hear dispositive motions in the fourth quarter of 2002. WRI has filed other claims in the bankruptcy court against WGI; these claims allege, among other things, that WGI overcharged for the cost of mining, failed to provide a competitive cost of mining, and failed to provide adequate assurances that contractually required reclamation will be done. WRI has requested assurances of reimbursement from WGI for a portion of unpaid royalties alleged due by certain government agencies and for which WGI is responsible as a result of its equity ownership and pursuant to certain contract obligations. WRI also has objected to assumption of the mining contracts by WGI pursuant to which WGI provides contract mining and reclamation services to WRI. The adversary proceedings in the bankruptcy court are set for trial late this year.

The contracts between WRI and WGI are executory and must either be assumed or rejected by WGI in the bankruptcy proceeding. Each of WRI’s claims relates to alleged or potential breaches of those contracts. If WGI assumes the mining contracts it must either cure the breaches of contract or demonstrate to the bankruptcy court’s satisfaction an ability to satisfy any adverse decision arising from litigation of the alleged breach of contract claims. It is currently believed that WGI intends to assume the mining contracts; however, WGI has reserved the right to reject any executory contracts at any time prior to final resolution of its bankruptcy case. If WGI rejects the mining contracts, they will be terminated and WRI will have an unsecured claim for damages. In that event, WRI will pursue such claims and be prepared to continue coal production at the mine and to comply with regulatory and environmental requirements. WRI and WGI are engaged in settlement discussions in an attempt to resolve all pending disputes. To facilitate and encourage these discussions, both the dragline tub litigation in Montana and the disputes in the WGI bankruptcy have been stayed. There is no assurance that an acceptable settlement can be reached.

Contract Contingencies

Since at least December 1999, WRI has periodically given WGI notice that it disputes the price WGI charges to perform contract mining services. Accordingly, WRI has filed a claim for damages with the bankruptcy court as reported above. In January 2002, WRI began paying WGI a lesser amount than that invoiced. In February 2002, WGI filed a motion with the bankruptcy court seeking a declaratory order requiring WRI to pay WGI’s invoiced price and seeking summary judgment on the claim that it has historically overcharged in the performance of its contract mining. Subsequently, in May 2002, the parties entered into an interim agreement on the treatment of the invoice prices for 2002 and agreed to resolve the pricing disputes, both historic and current, in the bankruptcy court rather than through arbitration. The amount in dispute for the period ending April 30, 2002, totals approximately $1.1 million, of which one-half is included as cash available for dividends by WRI and one-half is now held in an escrow account. All of the unpaid amount of $1.1 million has been accrued and expensed in the Company’s consolidated financial statements pending resolution of the matter. The bankruptcy court heard WGI’s summary judgment motion on June 28, 2002, and subsequently denied the motion.

WRI has also begun discussions with its largest customer, Xcel Energy, regarding extension or replacement of the existing coal supply agreement which expires December 31, 2002. The impact of any new agreement with Xcel can not be determined without the resolution of a new contract mining agreement with WGI.

On August 2, 1999, NWR, as part of a settlement of then pending litigation, entered into an Amended Lignite Supply Agreement (“ALSA”) with Reliant Energy, Inc. (“Reliant” or “REI”) for its Limestone Electric Generating Station (“LEGS”). The ALSA preserved the pre-existing cost-plus fees contract structure through June 30, 2002, at which time it converted to an annually determined market-based pricing mechanism. The price is calculated as the equivalent cost of purchasing, delivering, and consuming Southern Powder River Basin (“SPRB”) coal at LEGS, subject to a minimum and a maximum price set forth under the ALSA. The ALSA provides for an annual market price redetermination and one year and six month forward volume commitments. REI is required to take committed tonnages once determined. NWR has the right to supply lignite in the place of REI SPRB purchases, including any SPRB purchases scheduled above the committed lignite volumes, as long as it meets the equivalent price of SPRB coal at LEGS. REI may only purchase SPRB coal in the event that NWR elects not to match the SPRB equivalent price.

In December 2001, NWR filed for a declaratory judgment in Freestone County, Texas, against REI due to REI’s assertions that certain costs associated with the uprating of its two LEGS generating units and with REI’s strategy to comply with new Texas NOx emission regulations (set to take effect in May 2003) should be included in the calculation to determine the equivalent SPRB price. NWR asserts that the uprate and NOx compliance costs should not bear on the SPRB equivalent price and that the redetermined price calculation cannot be calculated without first resolving these contract interpretation issues. NWR nevertheless continued to negotiate with REI and ultimately entered into an agreement in June 2002 that primarily (1) sets a firm price and volumes from July 1, 2002 through December 31, 2003; (2) provides REI flexibility to test blends of SPRB coal for NOx compliance; (3) obligates REI to make best efforts to achieve a lignite-to-SPRB blend that achieves NOx compliance at a minimum of 7 million tons per year of lignite; (4) obligates REI to share its test results and allows NWR to observe the test; (5) postpones nomination of lignite volumes to be committed for 2004 until later in 2003; (6) stays all related litigation until February 28, 2003; and (7) requires the parties to make good faith efforts to select a standing arbitrator as required under the ALSA.

WECO’s Coal Supply Agreement with the Colstrip Units 1 and 2 owners contains a provision which called for a price reopener on July 30, 2001. Since that date, the parties have been engaged in discussions to reach a consensual agreement on the price from July 2001 to the end of the Coal Supply Agreement in 2009. While no agreement has been reached, any adjustment to price would apply retroactively to July 2001. In the event the parties are unable to reach an agreement, the Coal Supply Agreement provides for binding arbitration to resolve the issue. WECO is concurrently negotiating a dispute related to the Colstrip Units 1 and 2 owners’ right to consume petcoke in the Units. WECO contends that the requirements provisions of the Coal Supply Agreement do not provide any such right to the Colstrip 1 and 2 owners.

UMWA Master Agreement

The Company is subject to certain financial ratio tests under the terms of an agreement with the UMWA Health and Retirement Funds (the “Master Agreement”), which facilitated the Company’s discharge from Chapter 11 Bankruptcy in 1998. The Company’s obligations under the Master Agreement are secured by a Contingent Promissory Note (the “Note”) in an initial principal amount of $12 million; the principal amount of the Note decreased to $6 million in 2002. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial ratio tests specified in the Note or fails to comply with certain covenants set forth in a security agreement. The Company collateralized its obligations under the Note by posting $6 million in an escrow account and after meeting all conditions for the first three years of the Note, the $6 million collateral was returned to the Company on May 1, 2002. The Note also gives the Company certain rights to cure a default that would otherwise ripen into an “Event of Default”. On no more than one occasion through the remaining term of the Note, the Company may cure a default that arises from the Company’s failure to satisfy the financial ratios in a quarter by complying with the financial ratios in the immediately following quarter. The Note terminates on January 1, 2005. The Company is in compliance as of June 30, 2002 and believes it will comply with the financial ratios in the Note through its expiration.

Purchase Price Adjustment

The final purchase price for the acquisition of Montana Power’s coal business is subject to adjustment pursuant to the terms of the Stock Purchase Agreement dated as of September 15, 2000 (the “Purchase Agreement”) between the Company and Entech, Inc. (“Entech”), the subsidiary through which Montana Power owned and conducted its coal business. The Company and Entech were not able to agree on the amount of the purchase price adjustment and Montana Power refused to move forward under the methodology set forth in the Purchase Agreement to calculate the final purchase price adjustment within the time frame provided for under the Purchase Agreement. As a result, the Company initiated an action in the Supreme Court of New York on November 26, 2001, seeking specific performance of the purchase price methodology set forth in the Purchase Agreement. The trial court found for Westmoreland and ordered the use of an independent accountant to resolve all of Westmoreland’s objections to the Entech closing certificates as provided for in the Purchase Agreement. Entech appealed the trial court’s decision and on July 5, 2002 the Appellate Division, First Department affirmed the trial court’s decision. The parties subsequently attempted to negotiate the terms of an engagement letter for an independent accountant to complete the purchase price adjustment procedures called for in the Purchase Agreement. Entech has again failed to comply with the Court’s ruling and the Company has initiated a contempt proceeding attempting to compel Entech to sign an engagement letter so the independent accountant can complete the resolution of the purchase price adjustment dispute. On August 8, 2002 the Company received notice that Entech has petitioned the New York Court of Appeals, the highest court in the state of New York, to exercise its judicial discretion and accept an appeal of the decisions of the Appellate Division and Supreme Court granting Westmoreland’s petition to compel compliance with the terms of the Stock Purchase Agreement. The Company will respond to the petition in the next several weeks. In the unlikely event an additional purchase price payment is required, it would likely be funded by the use of WML’s revolving credit facility. If the purchase price is reduced, the Company and WML may be required to use the proceeds received from Entech and Montana Power to pay the indebtedness described in Note 3 to the Consolidated Financial Statements. Any change in the purchase price will cause a change to the preliminary purchase price allocation and is not expected to have a material adverse effect on the Company’s results of operations or liquidity.

Other Contingencies

The Company is a party to other claims and lawsuits with respect to various matters in the normal course of business. The ultimate outcome of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2001 to June 30, 2002

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, the critical accounting policies discussed below. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2001. The Company’s senior management has discussed the development, selection and disclosure of the accounting estimates in the critical accounting policies with the audit committee of the Board of Directors. The most significant principles that impact the Company and its subsidiaries relate to post retirement benefits and pension obligations, reclamation costs and reserve estimates, consolidation policy, depletion of mineral rights and development costs included in property, plant and equipment and deferred income taxes.

The most significant long-term obligations of the Company are post retirement medical and life insurance benefits and pneumoconiosis (black lung) benefits. The majority of these benefits are provided through self-funded programs. The Company describes the obligations for retired workers as heritage health benefit costs and the estimated amount of future payments for such obligations are determined actuarially. The estimated cost to provide post-retirement medical and life insurance benefits to employees at active mining operations are included in the coal segment. The discount rate used to calculate the present value of these future benefits was reduced from 7.50% in 2000 to 7.25% in 2001 and will be adjusted annually based upon interest rate fluctuations. The discount rate used can vary from company to company. In addition, the estimated amount of future claims is affected by the assumed health care cost trend rate. During 2001, the Company increased the initial cost trend rate assumption to 10% from 5.5%. These factors, among others, greatly affect the expense which totaled $6.3 million for the second quarter 2002 and the recorded liability of $114.6 million at June 30, 2002 for post-retirement medical and life insurance costs. The excess of trust assets over pneumoconiosis benefit obligation increased to $7.4 million as of June 30, 2002 from $7.0 million as of December 31, 2001.

The Company’s share of reclamation costs, along with other costs related to mine closure, are accrued and charged against income in the coal business segment on a units-of-production basis over the life of each mine, except at WRI where only monitoring costs are fixed and are being expensed over a 15-year period. Future costs of reclamation are estimated based upon the standards for mine reclamation that have been established by various regulatory agencies that regulate the Company’s mining operations. Estimated costs can change and the liability included in the financial statements of $139 million as of June 30, 2002 must be viewed as an estimate which is subject to revision. The remaining coal reserves used to calculate annual reclamation expense are also engineering estimates and are subject to change.

The Company’s consolidation policy is described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2001. In particular, the general and limited interests in partnerships owned by Westmoreland Energy, Inc. (“WEI”) related to independent power projects are accounted for under the equity method. WEI performs project development and venture and asset management services for the partnerships but does not control them. The ROVA projects had approximately $250 million in long-term debt as of December 31, 2001, all of which was non-recourse to WEI and Westmoreland and is not included in the Consolidated Financial Statements of the Company in accordance with generally accepted accounting principles.

In the coal business segment the Company depletes its mineral acquisition, development costs and some plant and equipment using the units-of-production method based upon estimated recoverable proven and probable reserves. These estimates are reviewed on a regular basis and are adjusted to reflect current mining plans. As a result, changes in estimates of recoverable proven and probable reserves could change amounts recorded in the future for depletion of development costs.

The Company accounts for deferred income taxes using the asset and liability method. One of the largest potential assets of the Company is the Federal net operating loss carryforwards (“NOLs”) which were approximately $181 million as of December 31, 2001. Utilization of these losses to reduce future income taxes until the NOLs expire at various dates through 2019 is dependent upon many factors which determine taxable income. These factors include the timing of tax deductions for certain obligations, such as post-retirement medical benefits and reclamation; percentage depletion of coal production; and any potential limitation on using losses due to a “change of ownership” in the Company. Each period, the Company assesses and estimates future utilization of the tax losses and its impact on the recognition of deferred tax assets. As a result of the 2001 acquisitions, the Company recognized a $55.6 million deferred income tax asset on the acquisition date which assumed that a portion of the previously unrecognized net operating loss carryforwards is being and will be utilized through the generation of future taxable income. Any increases or decreases to the valuation allowance (such as the $1,100,000 decrease in the first six months of 2002 as a result of expected increased utilization of NOLs) affect deferred income tax expense and can materially affect net earnings resulting in an effective book income tax rate different than the 34% Federal statutory rate. The valuation allowance was $31,270,000 as of December 31, 2001 and $30,170,000 as of June 30, 2002.

Impact of Acquisitions

The acquisitions completed in the second quarter of 2001 have significantly affected the Company’s financial and operating results since their effective date. The operations of Westmoreland Mining LLC (“WML”), the Company’s acquisition entity, have contributed the following:

	Quarter	Six Months
	Ended	Ended
	June 30, 2002

	(in thousands)
Coal Revenues	$71,033	$137,665
Operating Income	9,797	19,005
Cash provided by operating activities	22,013	32,923
Selling and administrative costs	4,573	9,651

These results may not necessarily be indicative of the results to be realized in future periods.

The acquisitions, described in Note 2 to the Consolidated Financial Statements, also affected the Company’s balance sheet on the acquisition date by:

•	Adding $120,000,000 of acquisition debt, $12,298,000 of revolving debt for working capital and $3,963,000 of assumed debt
•	Adding property, plant and equipment of $166,407,000
•	Adding accrued reclamation costs of $135,844,000 partially offset by invested cash collateral of $46,827,000
•	Providing the basis for recognizing a deferred tax asset of $55,600,000

While the acquisitions are generating significant positive operating cash flows, the term loan and revolving credit agreements include certain conditions with respect to the use of such cash flows that affect the amount of WML’s cash flows available for general use by the Company. As of June 30, 2002 WML has $9,951,000 of operating cash and $11,160,000 of restricted cash which is dedicated to debt service and funding of the debt service reserve required by the term loan and revolving credit agreements. Until the initial debt service reserve account was fully funded, WML could not distribute any earnings to the Company with the exception that WML was permitted to distribute $1,250,000 per quarter to the Company for quarters ending on or before December 31, 2001. This $1,250,000 distribution was in addition to the $500,000 management fee that WML has paid and will continue to pay the Company each quarter. The debt service reserve account was fully funded in March 2002. As a result, 75% of surplus cash, as defined in the debt agreement, not including the required debt service reserve amount, is now distributable to Westmoreland and 25% is required to be used to fund a debt prepayment account.

The final purchase price for the acquisition of Montana Power’s coal business is subject to adjustment. As discussed in Item 3 - Legal Proceedings of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and updated in Part II, Item 1 - Legal Proceedings of this Quarterly Report, the Company and Montana Power were not able to agree on either the amount of the purchase price adjustment or the methodology to calculate the adjustment within the time frame provided for under the Purchase Agreement. The Company initiated an action in the Supreme Court of New York on November 26, 2001, seeking specific performance of the purchase price methodology provided for under the Purchase Agreement. Any change in the purchase price will cause a change to the preliminary purchase price allocation. If the purchase price is reduced, the Company and WML may be required to use the proceeds received from Entech and Montana Power to pay the indebtedness described in Note 3 to the Consolidated Financial Statements. In the unlikely event an additional purchase price payment is required it would likely be funded by the use of WML’s revolving credit facility. Although there can be no assurance as to the ultimate outcome, the Company believes its claims are meritorious and intends to pursue its rights vigorously.

The income being generated by the acquisitions is allowing the Company to use at least a portion of its net operating loss carryforwards. As a result of the expectation of the generation of taxable income by the acquisitions and as required by generally accepted accounting principles, the Company recognized a $55,600,000 deferred tax asset on the acquisition date. As taxable income is generated in each period and in future periods, the net operating loss carryforwards are utilized; the tax asset is reduced; a non-cash deferred income tax expense is recognized; and, no regular Federal income taxes are paid. Under purchase accounting for the acquisitions, recognition of the deferred tax asset reduced the Company’s basis in the property, plant and equipment acquired, thus reducing future depreciation and depletion expense. This accounting treatment has no effect on cash flows, which will reflect the full benefit to the Company of using its tax loss carryforwards.

Liquidity and Capital Resources

Cash provided by operating activities was $25,904,000 and $18,575,000 for the six months ended June 30, 2002 and 2001, respectively. The increase in cash from operations in 2002 compared to 2001 is attributable to the acquisitions completed in the second quarter of 2001 which contributed $22,013,000 and $13,481,000 to operating cash flow during the six months ended June 30, 2002 and 2001, respectively. Cash provided by operating activities in 2001 included $8,949,000 from the Company’s three Virginia independent power projects which were sold on March 23, 2001.

Cash used in investing activities was $1,880,000 for the six months ended June 30, 2002, compared to cash used of $141,501,000 for the six months ended June 30, 2001. In 2002, additions to property and equipment using cash totaled $3,551,000 and proceeds of $504,000 from sales of used equipment provided cash. Also, during the first six months of 2002, WML deposited $2,977,000 into required restricted cash accounts for debt service and security deposits and earned interest income of $138,000. The $6,000,000 refund of collateral under the UMWA Master Agreement which was received during the second quarter of 2002 provided cash and reduced restricted cash. The primary use of cash in 2001 was $162,730,000 paid for acquisitions; and cash of $9,368,000 was received from the recoupment of collateral required for long-term security deposits and bond obligations. Cash used by investing activities in 2001 benefited by $15,166,000 in proceeds from the sale of the Company’s interests in the three Virginia independent power projects.

Cash used in financing activities was $14,726,000 for the six months ended June 30, 2002 compared to cash provided of $127,310,000 for the six months ended June 30, 2001. Cash used in financing activities in 2002 represented repayment of long-term debt of $9,000,000, the net repayment of revolving debt of $5,500,000 and dividends paid to WRI’s minority shareholder of $400,000. Cash in the amount of $174,000 was provided by the exercise of stock options in the first six months of 2002, compared to $604,000 in the corresponding period in 2001. Cash provided by financing activities during the six months ended June 30, 2001 included the net proceeds from the issuance of long-term debt and net borrowings under WML’s revolving line of credit.

Consolidated cash and cash equivalents at June 30, 2002 totaled $14,531,000 (including $9,951,000 at WML and $3,937,000 at WRI). At December 31, 2001, cash and cash equivalents totaled $5,233,000 (including $624,000 at WML and $3,449,000 at WRI). The cash at WML is available to the Company through quarterly distributions as described below in Liquidity Outlook. The cash at WRI, an 80%-owned subsidiary, is available to the Company only through dividends. In addition, the Company had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $16,101,000 at June 30, 2002 and $18,423,000 at December 31, 2001. The restricted cash at June 30, 2002 included $11,160,000 in the WML debt service reserve accounts described above and $563,000 deposited in an escrow account pursuant to an agreement between WRI and WGI. The Company’s workers’ compensation and post retirement medical cost obligation bonds were collateralized by interest-bearing cash deposits of $4,378,000, which amount was classified as a non-current asset. In addition, the Company has reclamation deposits of $48,783,000, which were funded by certain customers to be used for payment of reclamation activities at the Rosebud Mine. The Company also has $4,600,000 in interest-bearing debt reserve accounts for certain of the Company’s independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects.

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

The detailed discussion of health benefit and retirement obligations contained in the 2001 Annual Report on Form 10-K will not be repeated here. However, it does bear reiteration that retiree health benefit costs continue to rise as a result of nationwide increases in medical service and prescription drug costs. Actuarial valuations of future obligations now indicate that these costs will continue to increase in the near term and then decline to zero over the next approximately thirty-five years as the number of eligible beneficiaries declines. In fact, the estimated liability for post retirement medical costs increased approximately $3 million between December 31, 2001 and June 30, 2002 due to an increase in the actuarially determined expense recognized. The Company currently expects to incur cash costs in excess of $19,000,000 for post-retirement medical benefits in 2002. The Company expects to incur cash costs of approximately $3,000,000 for workers’ compensation benefits in 2002, and expects that amount to steadily decline to zero over the next approximately nineteen years. There were no workers’ compensation obligations assumed in conjunction with the 2001 acquisitions as all the acquired operations are fully insured for that potential liability.

The Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions for the payment of future benefits. The Trustees set the level of security for each company at an amount equal to three years’ benefits. The bond amount and the amount to be secured are reviewed and adjusted on an annual basis. The Company secured its obligation in 2001 by posting a bond for $21 million. The bond was collateralized by U.S. Government-backed securities in the amount of $7,968,000 at March 31, 2001 which amount the Company withdrew during second quarter 2001 in connection with a change of bonding agents. The Company’s previous bonding agent required collateral equal to approximately 40% of the bonded amount. The Company’s bond amount increased to approximately $25 million in early 2002 but was then reduced to approximately $22 million during the second quarter of 2002 by the Trustees of the 1992 UMWA Plan. The Company’s bonding agent required cash collateral of $300,000 to support the increased bond amount, which amount was deposited in June 2002. The amount of the bond collateral is periodically reviewed by the bonding agent and may be increased back to prior levels of approximately 40% of the bonded amount.

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

A Medicare prescription drug benefit that covers Medicare-eligible beneficiaries covered by the Coal Act could reduce one of the Company’s largest costs. Of the over $19 million per year paid for retirees’ health care costs, more than 50% is for prescription drugs. Provision of such a benefit continues to be debated on the national level, and although both Republicans and Democrats proposed new bills in the most recent Congress, neither of the bills passed before Congress recessed in August 2002. There is no assurance at this time what, if any, new proposal will be enacted into law or what effect that it may have on the Company’s obligation.

The Company expects that there will be continued upward pressure on corporate insurance and surety bonding rates as a result of insurers’ world-wide loss experiences over the past several years, the terrorist attacks in September 2001 and ongoing threats around the world. Property and casualty premiums are increasing by extraordinary amounts and some companies face limitations on the amount of coverage and bonding capacity available to them. Westmoreland was able to maintain all required insurance coverage and capacity as of July 1, 2002 but at higher premiums. The Company plans to form an offshore-based captive insurance company to help mitigate the effect of escalating premiums. The captive insurance company will elect to be a U.S. tax paying entity.

The Company’s acquisitions in 2001 greatly increase revenues and operating cash flow, and have returned the Company to profitability, but the cash used and financing arranged to make those acquisitions could also create short-term liquidity issues which must be managed. The Company used $39 million of available cash in the second quarter of 2001 to complete the acquisitions, knowing that short-term liquidity would be temporarily reduced by doing so. The terms of the acquisition financing facility also restricted distributions to the Company from WML, particularly through March 2002 while the required debt service reserve account was being initially funded. Distributions available from WML increased in the second quarter of 2002 when a one-time reduction in the debt service reserve account of approximately $2 million was realized after the $20 million Term A Notes were fully repaid at June 28, 2002. However, the debt financing requires that 25% of excess cash flow, as defined, be used to fund the balloon payment due in 2008. Therefore, only 75% of WML’s excess cash flow is available to the Company until the debt is paid off.

The Company’s ongoing and future business needs may also affect liquidity. The Company does not anticipate that its coal and power production will on average diminish materially as a result of the current economic downturn because the independent power projects in which the Company owns interests and the power plants that purchase coal mined by the Company produce relatively low-cost, baseload power. In addition, almost all of the Company’s production is sold under long-term contracts, which help insulate the Company from unfavorable reductions in tons sold. However, contract price reopeners and market competition could affect future price and production levels. Also, the Company’s largest customers include two utilities which have recently had subsidiaries suffer downgraded credit ratings which may later affect the customers as the entire energy industry is impacted by tighter liquidity. The Company invoices its customers for coal sales either semi-monthly or monthly and limits its credit exposure by closely monitoring its accounts receivable.

Effective July 1, 2002, the Company reached an agreement with Reliant Energy, Inc. on the price and tons of lignite committed to the Limestone Station from the Jewett Mine for the second half of 2002 through December, 2003 under the Amended Lignite Supply Agreement (“ALSA”) which expires in 2015. Sales to Reliant represented approximately 40% of the Company’s total coal revenues for the first six months of 2002. As reported previously, the ALSA, entered into by the Jewett Mine’s prior owner in 1998, called for a change beginning July 1, 2002 from a cost-plus fees contract to one with an annually determined market-based pricing mechanism. As expected, the transition to an equivalent price determined in large part by reference to, among other things, market prices for higher Btu Southern Powder River Basin coal will result in revenues and profit at the Jewett Mine that will be less than historical cost-plus levels beginning in the third quarter of 2002 and for at least the next 18 months. However, our settlement with Reliant for this first period provides price and tonnage which should assure that the Jewett Mine is profitable for at least the next year and a half. Under the terms of the ALSA, which preserved Jewett’s right to supply 100% of Limestone’s fuel requirements, so long as the equivalent price is met, the price for the Jewett Mine’s lignite will be renegotiated annually for each twelve-month period after 2003. Higher market prices for coal could benefit Jewett in the future. Another important element of the settlement reached by the parties in July is that Jewett will have the opportunity to work with Reliant on Limestone’s NOx compliance strategy, which could also affect the value and demand for Jewett’s coal beginning in 2004. Reliant is obligated under the settlement to make best efforts to achieve NOx compliance with a blend of fuel that includes a minimum of 7 million tons per year of lignite.

In previous years, WRI expended approximately $4,100,000 to repair the dragline at WRI. All of these expenditures assure the productive life of the dragline and therefore, were capitalized. The Company believes that, under the terms of WRI’s agreements with WGI, WGI is responsible for all of these expenditures. WRI expended these amounts to assure continued, uninterrupted production at WRI, and has demanded reimbursement from WGI for the full cost of the repair. WGI has reimbursed WRI for approximately $530,000 of these costs. On March 7, 2000, WRI commenced litigation against WGI in the United States District Court for the District of Montana seeking, among other things, payment by WGI of approximately $3.6 million of dragline repair costs paid by WRI, plus accrued interest. The Company has not recorded any amounts that may be recoverable from WGI in its Consolidated Financial Statements. On March 2, 2001, WGI announced that it was facing a severe near-term liquidity problem due to a delay in resolving purchase price adjustments in connection with an acquisition and in May 2001, WGI sought protection in the bankruptcy court in Reno, Nevada. WRI filed claims against WGI to recover the cost of repairing the dragline tub, for overcharges on mining costs, potential royalty underpayment as alleged by the Minerals Management Service in a recent demand letter and seeking adequate assurances that WGI will perform its contractual obligations regarding reclamation. In addition, WRI objected to the assumption of existing contract mining agreements between WRI and WGI. While WGI’s plan of reorganization has been approved, WRI’s issues remain unresolved and pending in the bankruptcy court. The bankruptcy court lifted the automatic stay and will allow the tub litigation to proceed in the United States District Court in Billings, Montana. It is expected that some or all of these issues will be resolved this year; however, the Company cannot currently determine what impact, if any, the reorganization may have on its operations or this litigation.

The final purchase price for the acquisition of Montana Power’s coal business is subject to adjustment as discussed above in the section “Impact of Acquisitions.” The outcome of this matter will affect the Company’s outstanding debt and liquidity.

The Company has certain contract contingencies, which may impact future sales, prices received and cost of operations. These include, but are not limited to:

•	WRI’s dispute with WGI regarding both past and current pricing for contract mining services. As described in Note 8 to the Consolidated Financial Statements, the dispute regarding pricing for contract mining services constrains the earnings of WRI (and the Company) and may continue to limit the amount of dividends from WRI to the Company, consistent with historical dividend levels, until the dispute is resolved. A favorable outcome would decrease cost of coal sales and could increase net earnings, dividends, and cash flow to the Company.
•	Replacement or extension of the current coal supply agreement with WRI’s largest customer which expires at the end of 2002. The impact of any new agreement with Xcel can not be determined without the resolution of a new contract mining agreement with WGI.
•	A price reopener triggered in July 2001 under WECO’s Coal Supply Agreement with Colstrip Units 1 and 2. The Company believes that the price reopener will ultimately result in an increase in the overall value of the Coal Supply Agreement to the Company.

In addition, there are other issues regarding royalty payments and reclamation obligations, which may affect the Company but their impact is not known at this time.

DTA is being utilized at less than capacity and is incurring operating losses due to the continued softness of the export market for U.S. coal. Alternatives for this facility and steps to lower operating losses are being pursued.

The Company has a 4.49% interest in the Ft. Lupton power project. No distributions have been received from that project since 1999 and are not expected to resume until 2005.

The Company is mindful of the need to manage costs with respect to the timing of receipts, and variations in distributions or expected performance. Therefore, the Company continues to take steps to conserve cash wherever possible. The Company has in place a $7 million revolving line of credit for general corporate purposes, of which $3.5 million was available as of June 30, 2002.

The Company also aims to increase its sources of profitability and cash flow. Given possible future demand for new power generating capacity, stronger energy pricing, the need for stabilizing fuel and electricity costs, and pressure to reduce harmful emissions into the environment, the Company believes that its strategic plan positions it well for potential further growth, profitability, and improved liquidity.

The Company’s growth plan is focused on acquiring profitable businesses and developing projects in the energy sector which complement the Company’s existing core operations and where America’s dual goals of low cost power and a clean environment can be effectively addressed. The Company has sought to do this in niche markets that minimize exposure to competition, maximize stability of long-term cash flows and provide opportunities for synergistic operation of existing assets and new opportunities. A key to the Company’s strategy is the availability of approximately $181 million in NOLs at the end of 2001. The availability of these NOLs can shield the Company’s future taxable income from payment of regular Federal income tax and thereby increase the return the Company receives from profitable investments (as compared to the return a tax-paying entity would receive that cannot shield its income from federal income taxation).

Sources of potential additional future liquidity also include the sale of non-strategic assets, reimbursement of amounts paid to the 1974 UMWA Pension Plan, increased cash flow from existing operations and collection of approximately $1.0 million if the pending Ft. Drum dispute with the U.S. Army is awarded as described in Item 1, “Legal Proceedings”.

In conclusion, there are many factors which can both positively or negatively affect the Company’s liquidity and cash flow. Management believes that cash flows from operations, along with available borrowings, should be sufficient to pay the Company’s heritage health benefit costs, meet repayment requirements of the debt facilities, and fund ongoing business activities as long as currently anticipated surplus cash distributions from WML are received. At the same time, the Company continues to explore contingent sources of additional liquidity on an ongoing basis and to evaluate opportunities to expand and/or restructure its debt obligations and improve its capital structure.

Preferred Dividends and Stock Repurchase Plan

The Board of Directors regularly reviews the subjects of reinstating the preferred stock dividend and satisfying the accumulated unpaid dividends on the preferred stock, and is committed to meeting its obligations to the preferred shareholders in a manner consistent with the best interests of all shareholders. On August 9, 2002 the Board of Directors declared a dividend of $0.15 per depositary share payable on October 1, 2002 to holders of record as of September 17, 2002. Each depositary share represents one-quarter of a share of the Company’s Series A Convertible Exchangeable Preferred Stock.

Westmoreland’s Board of Directors also authorized the repurchase of up to 10% of the outstanding depositary shares on the open market or in privately negotiated transactions with institutional and accredited investors. The timing and amount of depositary shares repurchased will be determined by the Company’s management based on its evaluation of the Company’s capital resources, the price of the depositary shares offered to the Company and other factors. The program will expire at the end of 2004. Any acquired shares will be converted into shares of Series A Convertible Exchangeable Preferred Stock and retired. The repurchase program will be funded from working capital which may be currently available, or become available to the Company.

Resumption of a dividend payment and the repurchase plan reflect the reestablishment of profitability as a result of the Company’s successful initial implementation of its strategic plan for growth and the Company’s continuing commitment to preferred shareholders.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001.

Coal Operations. The increase in coal revenues to $81,888,000 in the second quarter of 2002 from $51,792,000 in 2001‘s second quarter is the result of including a full three months of contributions from acquired mines in 2002 compared to two months in 2001. Almost all of the tons sold in 2002 were sold under long-term contracts, primarily to owners of power plants located adjacent to the mines. Equivalent tons sold include petroleum coke sales which continued through June 2002. Costs as a percentage of revenues increased to 76% in 2002 compared to 75% during the second quarter of 2001. In addition, the change from a cost-plus fees contract to an annually determined market-based price after July 1, 2002 at NWR’s Jewett Mine will reduce revenues and profit on its annual production of seven to eight million tons through 2003. Tons and prices will be renegotiated annually for each twelve-month period after 2003 through expiration of the contract in 2015.

The second quarter of 2002 results from coal operations were negatively impacted by reduced power plant demand due to the continued mild weather which particularly reduced tons sold at the Jewett Mine. An unplanned outage at the Colstrip Station also occurred in June 2002 and continued into July. This significantly reduced sales from the Rosebud Mine during the second quarter. Mining operations were adjusted to the extent possible to minimize costs during the outage. It is anticipated that some of the tons not sold in the quarter due to the outage will be made up later in the year.

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter Ended
	June 30,
	2002	2001	Change

Revenues – thousands	$81,888	$51,792	58%

Volumes – millions of equivalent coal tons	6.283	4.648	35%

Cost of sales – thousands	$62,617	$38,872	61%

Depreciation, depletion and amortization increased to $3,039,000 in second quarter 2002 compared to $2,880,000 in 2001’s second quarter as a result of the full impact of the acquisitions.

Independent Power. Equity in earnings from independent power projects was $1,795,000 in the second quarter 2002 compared to $1,936,000 in the quarter ended June 30, 2001. Both periods had scheduled maintenance outages which resulted in an expected lower capacity factor. For the quarters ended June 30, 2002 and 2001, the ROVA projects produced 360,000 and 362,000 megawatt hours, respectively, and achieved average capacity factors of 79% in both quarters.

Terminal Operations. Losses at Westmoreland Terminal Company (“WTC”), a wholly-owned subsidiary of the Company, continue due to low throughput volume at Dominion Terminated Associates (“DTA”) as a result of continued weakness in the export market and cost-sharing obligations. WTC owns a 20% interest in DTA. WTC is dependent upon its customers’ coal export business to maintain an acceptable level of throughput. The coal export business has experienced a significant decline due to a decline in worldwide demand for metallurgical as well as steam coal and intense competitive pressure from coal suppliers in other nations. The Company does not believe that those competitive pressures will abate in the near term. The Company is pursuing several alternatives to reduce or eliminate losses at DTA.

Costs and Expenses. Selling and administrative expenses were $7,023,000 in the quarter ended June 30, 2002 compared to $5,555,000 in the quarter ended June 30, 2001. The amount for the second quarter of 2002 and 2001 includes $4,573,000 and $3,103,000, respectively, incurred by the four mines acquired effective April 30, 2001. The increase was partially reduced by a decrease in non-cash compensation expense for the Company’s 2000 Performance Unit Plan, which provided a credit of $650,000 in the second quarter of 2002 compared to a $647,000 expense during the second quarter of 2001. Of the $650,000 credit, $84,000 was a non-cash expense for performance units granted in 2001 and $734,000 was a non-cash credit for performance units granted in 2000. The long-term incentive plan is designed to link management interests with those of shareholders by tieing long-term incentive compensation directly to appreciation in value of the Company’s common stock. Performance units were granted in 2000 and 2001 because the Company did not have adequate numbers of qualified stock options available for award. The expense for these plans (performance units, unlike stock options, are expensed) fluctuates with changes in the market value of the Company’s common stock. Vesting occurs over three years, but none of the performance units granted in 2000 will be paid until 2003 and none of the performance units granted in 2001 will be paid until 2004, and all can be paid by issuing Company stock, if approved by shareholders, and at the discretion of the Board of Directors. The amount payable for the performance units granted in 2001 is capped to limit the potential amount of variable expense. A similar long-term incentive plan was adopted effective June 1, 2002. The overall increase in selling and administrative expenses in 2002 is due to annual salary increases and the addition of employees associated with the Company’s growth.

Heritage health benefit costs increased 4%, or $236,000, in the second quarter 2002 compared to second quarter 2001 as a result of increased actuarially determined costs for postretirement medical plans partially offset by a favorable actuarial valuation adjustment to the pneumoconiosis benefit obligation.

Interest expense was $2,729,000 and $2,219,000 for the three months ended June 30, 2002 and 2001, respectively. The increase was due to the full impact of the acquisition financing. Interest income decreased in 2002 due to lower rates despite the larger deposit accounts acquired in the acquisitions.

As a result of the recent acquisitions, the Company recognized a $55,600,000 deferred income tax asset in April 2001 which assumes that a portion of previously unrecognized net operating loss carryforwards will be utilized because of the projected generation of future taxable income. The asset increased to $56,783,000 as of June 30, 2002 because of temporary differences (such as accruals for pension and reclamation expense, which are not deductible for tax purposes until paid) arising during the intervening period and due to a reduction of the deferred income tax valuation allowance discussed below and is comprised of both a current and long-term portion. When taxable income is generated, the deferred tax asset relating to the Company’s net operating loss carryforwards is reduced and a deferred tax expense (non-cash) is recognized although no regular Federal income taxes are paid. Income tax expense for 2002 represents a current income tax obligation for State income taxes, the utilization of a portion of the Company’s net operating loss carryforwards and the impact of changes in deferred tax assets and liabilities. The Federal Alternative Minimum Tax regulations were changed to allow 100% utilization of net operating loss carryforwards in 2001 and 2002 thereby eliminating the Company’s current Federal income tax expense. During the second quarter of 2002, an additional deferred tax benefit of $600,000 was recognized by reducing the valuation allowance associated with unused Federal net operating loss carryforwards which are expected to be utilized. This benefit reduced the deferred tax expense for the quarter.

Other Comprehensive Income. The other comprehensive loss of $218,000 (net of income taxes of $145,000) recognized during the quarter ended June 30, 2002 represents the change in the unrealized loss on an interest rate swap agreement on the ROVA debt caused by changes in market interest rates during the period. This compares to other comprehensive loss of $2,321,000 (net of income taxes of $1,547,000) for the quarter ended June 30, 2001. If market interest rates continue to decrease prior to repayment of the debt, additional comprehensive losses will be recognized. Conversely, increases in market interest rates would result in comprehensive gains.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Coal Operations. Coal revenues increased to $160,304,000 for the six months ended June 30, 2002 from $62,208,000 for the six months ended June 30, 2001. This increase is primarily the result of the acquisitions completed during 2001. Costs, as a percentage of revenues, were 76% in 2002 and 2001.

The coal operations results for the first six months of 2002 were negatively impacted by reduced power plant demands at LEGS which is supplied by the Jewett Mine and unplanned outages at the Colstrip Station, affecting shipments from the Rosebud Mine during the first quarter as discussed above.

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Six Months Ended
	June 30,
	2002	2001	Change

Revenues – thousands	$160,304	$62,208	158%

Volumes – millions of equivalent coal tons	12.859	6.137	110%

Cost of sales – thousands	$121,482	$47,262	157%

Independent Power. Equity in earnings from the independent power projects was $6,592,000 and $8,265,000 for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, the ROVA projects produced 803,000 and 809,000 megawatt hours, respectively, and achieved capacity factors of 88% in both periods. The 2001 period includes $1,286,000 in equity in earnings from the three Virginia projects that were sold in March 2001.

Costs and Expenses. Selling and administrative expenses were $15,708,000 for the six months ended June 30, 2002 compared to $9,200,000 for the six months ended June 30, 2001. The increase includes $9,651,000 incurred by the Company’s four new mines for the full six months in 2002 compared to $3,104,000 for the two months included in 2001. There was a decrease in 2002 in the non–cash compensation expense for the Company’s Performance Unit Plan which was $577,000 in the first six months of 2002 compared to $2,378,000 in 2001. The design and vesting of this plan is discussed in the quarter-to-quarter comparison above.

Heritage health benefit costs increased 14%, or $1,594,000, in the 2002 six-month period compared to 2001 as a result of increased actuarially determined costs for postretirement medical plans.

During the first six months of 2002, there was a $40,000 gain from the sale of used mine equipment. For the first six months of 2001 there was a loss of $123,000 related to the Ft. Drum independent power project and a $669,000 loss related to the sale of the Company’s interest in the three Virginia independent power projects.

Interest expense was $5,534,000 and $2,433,000 for the six months ended June 30, 2002 and 2001, respectively. The increase was mainly due to the acquisition financing obtained during the second quarter of 2001. Interest income decreased in 2002 due to lower rates earned and despite the larger deposits acquired in the acquisitions.

When taxable income is generated, the deferred tax asset relating to the Company’s net operating loss carryforwards is reduced and a deferred tax expense (non-cash) is recognized although no regular Federal income taxes are paid. Current income tax expense in both 2002 and 2001 relate to state income tax obligations. During the first six months of 2002, the deferred tax expense of $421,000 is net of a $1,100,000 benefit recognized for the reduction of the valuation allowance associated with unused Federal net operating loss carryforwards which are expected to be utilized.

Other Comprehensive Income. The other comprehensive income of $58,000 (net of income taxes of $39,000) recognized during the six months ended June 30, 2002 represents the change in the unrealized loss on an interest rate swap agreement on the ROVA debt caused by changes in market interest rates during the period. This compares the other comprehensive loss of $2,321,000 (net of income taxes of $1,547,000) for the six months ended June 30, 2001.

2002 Second Quarter Compared to 2002 First Quarter

Although not required, the following information provides a basis for comparative evaluation of performance, by segment, between the second quarter and the first quarter of 2002. This information is being provided in this filing in an effort to help investors follow the Company’s performance after the 2001 acquisitions until next quarter when the financial information that compares one quarter to the corresponding quarter in the prior year becomes more comparable because the acquired operations will have been included in the results of both quarters in each year.

	Coal
	Quarter ended	Quarter ended
	6/30/2002	3/31/2002

	(in thousands)

Revenues – coal	$81,888	$78,416

Costs and expenses:
Cost of sales – coal	62,617	58,865
Depreciation, depletion
and amortization	3,012	3,123
Selling and administrative	5,301	5,391
Gains on sales of assets	-	(40)
Doubtful account recoveries	(271)	(46)

	70,659	67,293

Operating income	$11,229	$11,123

Revenues increased during the second quarter as a result of increased sales tonnage and a higher price per ton at the Jewett Mine. This increase was partially offset by an unscheduled outage at Colstrip Unit 3, which is supplied by the Company’s Rosebud Mine.

Cost of sales – coal increased primarily due to the increased reclamation and stripping costs at the Jewett Mine.

	Independent Power		Terminal Operations
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	6/30/2002	3/31/2002	6/30/2002	3/31/2002

	(in thousands)
Revenues -
equity in earnings
(share of losses)	$1,795	$4,797	$(534)	$(530)

Costs and expenses:
Depreciation, depletion
and amortization	3	2	-	-
Selling and administrative	214	232	93	18

	217	234	93	18

Operating income (loss)	$1,578	$4,563	$(627)	$(548)

Independent Power:	The first quarter benefited from higher utilization at the ROVA projects compared to the second quarter which had a scheduled outage at the ROVA I plant.

Terminal Operations:	Terminal operations losses reflect low throughput volumes. Selling and administrative expenses increased as a result of legal fees incurred during the second quarter.

	Corporate
	Quarter ended	Quarter ended
	6/30/2002	3/31/2002

	(in thousands)

Revenues	$-	$-

Costs and expenses:
Depreciation, depletion
and amortization	24	24
Selling and administrative	1,415	3,205
Heritage health benefit costs	6,286	6,726

	7,725	9,955

Operating loss	$(7,725)	$(9,955)

Selling and administrative costs decreased in the second quarter of 2002 due to a non-cash credit of $650,000 for the Performance Unit Plan as a result of the decrease in stock price and vesting compared to a $1,168,000 non-cash expense recognized during the first quarter of 2002 as a result of the increase in stock price and vesting. Also, costs were higher in the first quarter 2002 due to the accrual of annual bonuses approved in 2002 for 2001 performance.

Heritage health benefit costs decreased in the second quarter compared to the first quarter primarily as a result of an increase in the overfunding of the pneumoconiosis benefit obligation caused by an increase in the fair value of trust assets due to decreased long-term interest rates, offset by an increase in the obligation for post retirement medical costs.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Allocations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. Management is currently assessing the impact, if any, of SFAS 143 on the Company’s consolidated financial statements for future periods.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

The Company, through its subsidiaries Westmoreland Resources, Inc. and Westmoreland Mining LLC, produces and sells coal to third parties from coal mining operations in Montana, North Dakota and Texas, and through its subsidiary Westmoreland Energy, Inc. produces and sells electricity and steam to third parties from its independent power projects located in North Carolina and Colorado. Nearly all of the Company’s coal production and all of its electricity and steam production is sold through long-term contracts with customers. These long-term contracts can help to reduce the Company’s annual exposure to market changes in commodity prices. The Company has not entered into derivative contracts to manage its exposure to changes in commodity prices, and was not a party to any such contracts at June 30, 2002.

Interest Rate Risk

The Company is subject to interest rate risk on its revolving lines of credit, which have variable rates of interest indexed to either the prime rate or LIBOR. Interest rates on these instruments approximate current market rates as of June 30, 2002. Based on the balances outstanding as of June 30, 2002, a one percent change in the prime interest rate or LIBOR would increase interest expense by $55,000 on an annual basis. The Company’s heritage health benefit costs are also impacted by interest rate changes because its pension, pneumoconiosis and post-retirement medical benefit obligations are recorded on a discounted basis.

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

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, “Item 3 - Legal Proceedings,” the Company has other litigation which is still pending. As discussed in Note 8 “Contingencies” of the Notes to Consolidated Financial Statements, on July 5, 2002 the New York Appellate Division affirmed the decision of the New York Supreme Court in the purchase price adjustment litigation. However, on August 8, 2002, the Company received notice that Entech has petitioned the New York Court of Appeals, the highest court in the State of New York, to exercise its judicial discretion and accept an appeal of the decisions of the Appellate Division and Supreme Court granting Westmoreland’s petition to compel compliance with the terms of the Stock Purchase Agreement. The Company will respond to the petition in the next several weeks.

When Westmoreland Energy’s interest in the Ft. Drum Project was sold, the Company retained its rights to any award in a pending dispute with the U.S. Army over its unilateral decision to reduce the contract price paid for high temperature water produced by the Ft. Drum power project. On April 5, 2002, the administrative procedures associated with a review of the U.S. Army decision to reduce the contracted price has resulted in a favorable verdict. It is not known if the U.S. Army will appeal this decision. If the judgement is not appealed and becomes final the Company expects to receive approximately $1.0 million.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

See Note 4 “Capital Stock” to the Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Shareholders was held on May 23, 2002. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Three proposals were voted upon at the meeting.

The first proposal was the election by the holders of Common Stock of seven members of the Board of Directors. The tabulation of the votes cast with respect to each of the nominees for election as a Director is set forth as follows:

Name	Votes For	Votes Withheld

Pemberton Hutchinson	6,731,466	514,424
William R. Klaus	6,732,042	513,848
Thomas W. Ostrander	6,734,847	511,043
Christopher K. Seglem	6,572,372	673,518
Thomas J. Coffey	6,734,246	511,644
Robert E. Killen	6,734,246	511,644
James W. Sight	6,733,746	512,144

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

Name	Votes For	Votes Withheld

Michael Armstrong	745,267	53,278
William M. Stern	745,267	53,278

Messrs. Armstrong and Stern were elected.

There were no abstentions or broker non-votes.

The third proposal was the approval of the 2002 Long-Term Incentive Stock Plan (the “Plan”). The Plan provides for the grant of incentive stock options, non-qualified stock options and stock awards by a committee or sub-committee of the Company’s Board of Directors to executives, managers and key employees of the Company and designated subsidiaries of the Company. Holders of Common Stock and Depositary Shares voted together on this proposal. The tabulation of votes is as follows:

Votes For	Votes Against	Abstentions
2,489,664	1,973,193	20,202

There were no broker non-votes.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

10.1 Letter Agreement dated June 18, 2002 between Reliant Energy – HL&P and Northwestern Resources Co. (confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission)

b)	Reports on Form 8-K

(1)	On July 31, 2002, the Company filed a report on Form 8-K regarding its press release on July 31, 2002 providing an earnings estimate for the second quarter ended June 30, 2002.

(2)	On August 9, 2002, the Company filed a report on Form 8-K announcing its Board of Directors has authorized a dividend of $0.15 per depository share payable on October 1, 2002 to holders of record as of September 17, 2002. Each depository share represents one-quarter of a share of the Company’s Series A Convertible Exchangeable Preferred Stock. The Company’s Board of Directors also authorized the repurchase of up to 10% of the outstanding depository shares on the open market or in privately negotiated transactions with institutional and accredited investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: August 14, 2002	/s/ Ronald H. Beck
Ronald H. Beck
Vice President - Finance and
Treasurer
(A Duly Authorized Officer)

/s/ Thomas S. Barta
Thomas S. Barta
Controller
(Principal Accounting Officer)

STATEMENT PURSUANT TO 18 U.S.C.§1350

Pursuant to 18 U.S.C. § 1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Westmoreland Coal Company.

Dated: August 14, 2002	/s/ Christopher K. Seglem
Christopher K. Seglem
Chief Executive Officer

Dated: August 14, 2002	/s/ Robert J. Jaeger
Robert J. Jaeger
Chief Financial Officer

Exhibit Index

10.1 Letter Agreement dated June 18, 2002 between Reliant Energy-HL&P and Northwestern Resources Co. (confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission)

Exhibit 10.1

        Confidential Materials omitted and filed separately with the Securities and Exchange
Commission. Asterisks denote omissions.

Reliant Energy – HL&P Letterhead

June 18, 2002

Mr. Todd A. Myers
Vice President - Sales & Marketing
Northwestern Resources Co.
P.O. Box 915
Jewett, Texas 75846-0915
Re: Letter agreement regarding Lignite Supply Agreement

Dear Mr. Myers:

This letter agreement is intended to memorialize certain agreements regarding the Settlement Agreement and Amendment of Existing Contracts dated August 2, 1999 (“Agreement”), between Reliant Energy – HL&P (“Reliant Energy”) and Northwestern Resources Co. (“NWR”). All capitalized terms shall have the meaning used in the Agreement. The parties mutually agree as follows:

1.	For the period of July 1, 2002 to December 31, 2003, the Redetermined Price for the Commitment volumes (refer to commitment letter from NWR to Reliant Energy dated June 22, 2000) shall be [**] per mmbtu ($[**]/mmbtu).

2.	NWR waives its Right of First Refusal for the Remaining Anticipated Fuel Requirements under section D.18 for the July 1, 2002 to [**], 2002 period only.

3.	Reliant Energy may burn up to [**] tons of PRB coal ("Test Burn") from June 1, 2002 to [**] 2002.

4.	Reliant Energy agrees to employ testing protocols and provide sufficient notice to NWR to assure that NWR representatives are able to be present and to observe and monitor all test burns and their results. Reliant Energy also agrees to provide NWR, on a confidential basis, the results and analysis of such test burns, and all related data, as they become available to Reliant Energy.

5.	If the burn of the [**] tons of PRB coal causes the Limestone Plant to require less than the Commitment volume of lignite during the period July 1, 2002 to [**], 2002, Reliant Energy shall provide Shortfall Compensation to NWR at the rate of $[**]/MMBtu on all volumes shipped per each [**] tons below the [**] million ton Commitment for the second half of 2002, up to a total of [**] tons (i.e, (i) [**] ton reduction in Committed volume increases the price on all quantities shipped by $[**]/mmBtu; (ii) [**] ton reduction in committed volume increases the price on all quantities shipped by $[**]/mmBtu; (iii) [**] ton reduction in Committed volume increases the price on all quantities shipped by $[**]/mmBtu; and (iv) [**] ton reduction in Committed volume increases the price on all quantities shipped by $[**]/mmBtu). In the event the shortfall exceeds [**] tons, the Parties shall revert to the existing contract for remedies, if any. Reliant Energy and NWR understand and agree that the Test Burn may extend into the [**]. No later than thirty (30) days after the Test Burn is completed, Reliant Energy will commit to lignite deliveries scheduled for the years [**] and [**].

6.	During the period from July 1, 2002 through [**], REI shall use its best efforts to establish the Limestone Energy Generating Station’s (“LEGS”) capability to comply with NOx regulations via a lignite-to-PRB blend of at least 7 million tons per year of lignite.

7.	Reliant Energy agrees to purchase from NWR a target of [**] tons per month of [**] to be delivered by NWR from [**] to [**].

8.	NWR shall stay all litigation through February 28, 2003. The Parties may extend this period by mutual agreement. The parties understand that the Court may not stay the litigation for the period of time desired by the parties. In that event, NWR agrees to dismiss the litigation without prejudice to refiling the same.

9.	After Reliant Energy files a Motion to Transfer Venue and its Original Answer, Reliant Energy will refrain from taking any legal action, either original or in response to the NWR suit, until at least February 28, 2003. Reliant Energy and NWR shall jointly seek a Stay of the pending litigation. Parties agree that this delay will not constitute a waiver of any rights currently available to either Party, including, but not limited to, Reliant Energy’s position that the matters raised in the pending lawsuit are subject to arbitration.

10.	Notwithstanding the foregoing, Reliant Energy & NWR agree to use their best efforts to continue working together to select an arbitrator as soon as possible.

If you agree to the terms of this letter agreement, please sign below and return to me by June 18, 2002.

Sincerely,

/s/ David G. Tees
David G. Tees
Sr. Vice President Generation Operations

ACCEPTED AND AGREED this 18th day of June, 2002

NORTHWESTERN RESOURCES CO.

By:  /s/ Todd A. Myers
           Todd A. Myers