Form 10-Q
period 2002-09-30
WESTMORELAND COAL CO
filed 2002-11-14
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

        Yes   X      No  ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2002: Common stock, $2.50 par value; 7,665,640

PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2002	2001

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$11,515	$5,233
Receivables:
Trade	21,346	34,381
Other	1,191	3,075

	22,537	37,456

Inventories	14,581	13,748
Restricted cash	8,419	14,371
Deferred income taxes	12,492	15,859
Other current assets	5,039	5,941

Total current assets	74,583	92,608

Property, plant and equipment:
Land and mineral rights	58,505	53,249
Plant and equipment	194,517	194,844

	253,022	248,093
Less accumulated depreciation and depletion	59,564	50,822

Net property, plant and equipment	193,458	197,271

Deferred income taxes	47,818	41,202
Investment in independent power projects	29,480	28,707
Investment in Dominion Terminal Associates (DTA)	-	3,975
Prepaid pension cost	3,889	4,783
Excess of trust assets over pneumoconiosis benefit
obligation	8,163	6,985
Restricted cash and bond collateral	7,876	4,052
Advanced coal royalties	6,986	6,570
Reclamation deposits	49,139	47,924
Reclamation receivables	9,143	10,360
Other assets	22,040	22,095

Total Assets	$452,575	$466,532

See accompanying Notes to Consolidated Financial Statements.

(Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)

	(Unaudited)
	September 30,	December 31,
	2002	2001

	(in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$8,852	$13,753
Accounts payable and accrued expenses:
Trade	26,873	24,168
Income taxes	637	57
Production taxes	15,583	17,544
Workers’ compensation	3,166	2,900
Post retirement medical costs	12,787	13,966
1974 UMWA Pension Plan obligations	1,450	1,374
Reclamation costs	7,500	7,500

Total current liabilities	76,848	81,262

Long-term debt, less current installments	92,255	109,157
Accrual for workers’ compensation, less current portion	8,002	10,141
Accrual for post retirement medical costs, less current
portion	103,180	97,127
1974 UMWA Pension Plan obligations, less current
portion	6,935	8,035
Accrual for reclamation costs, less current portion	132,182	132,148
Other liabilities	10,258	13,274

Minority interest	4,806	4,973

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 206,833 shares September 30,
2002 and 208,708 shares December 31, 2001	207	209
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 7,656,829 shares
September 30, 2002 and 7,515,221 shares
December 31, 2001	19,142	18,787
Other paid-in capital	70,527	69,723
Accumulated other comprehensive loss	(1,937)	(1,703)
Accumulated deficit	(69,830)	(76,601)

Total shareholders' equity	18,109	10,415

Total Liabilities and Shareholders' Equity	$452,575	$466,532

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations

	(Unaudited)
Three Months Ended			Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

	(in thousands except per share data)

Revenues:
Coal	$70,748	$85,957	$231,052	$148,165
Independent power projects – equity in earnings	4,532	4,470	11,124	12,735
Dominion Terminal Associates (“DTA”)–
share of losses	(540)	(540)	(1,604)	(1,332)

	74,740	89,887	240,572	159,568

Costs and expenses:
Cost of sales – coal	52,198	63,528	173,680	110,790
Depreciation, depletion and amortization	3,247	3,404	9,435	6,805
Selling and administrative	8,921	6,592	24,629	15,903
Heritage health benefit costs	6,534	5,269	19,546	16,687
Impairment charge	3,712	-	3,712	-
Doubtful account recoveries	-	(58)	(317)	(184)
Loss (gain) on sales of assets	(1)	-	(41)	792

	74,611	78,735	230,644	150,793

Operating income	129	11,152	9,928	8,775

Other income (expense):
Interest expense	(2,637)	(3,064)	(8,171)	(5,497)
Interest income	481	636	1,586	2,018
Minority interest	(7)	(232)	(233)	(592)
Other income	1,367	378	1,698	620

Income (loss) before income taxes	(667)	8,870	4,808	5,324

Income tax (expense) benefit	2,926	(2,661)	2,087	(2,250)

Net income	2,259	6,209	6,895	3,074

Less preferred stock dividend requirements	(444)	(444)	(1,332)	(1,332)

Net income applicable to common
shareholders	$1,815	$5,765	$5,563	$1,742

Net income per share applicable to
common shareholders:
Basic	$.24	$.79	$.73	$.24
Diluted	$.22	$.73	$.68	$.22

Weighted average number of common shares
outstanding:
Basic	7,638	7,264	7,585	7,161
Diluted	8,146	7,859	8,138	7,755

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Equity
and Comprehensive Income
Nine Months Ended September 30, 2002
(Unaudited)

	Class A Convertible Exchangeable Preferred Stock	Common Stock	Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity

	(in thousands except share data)
Balance at December 31, 2001 (208,708 preferred shares and 7,515,221 common shares outstanding)	$209	$18,787	$69,723	$(1,703)	$(76,601)	$10,415
Common stock issued as
compensation (84,708 shares)	-	212	829	-	-	1,041
Common stock options
exercised (56,900 shares)	-	143	74	-	-	217
Repurchase of preferred shares
(1,875 shares)	(2)	-	(242)	-	-	(244)
Dividends declared	-	-	-	-	(124)	(124)
Tax benefit of stock option
exercises	-	-	143	-	-	143

Net income	-	-	-	-	6,895	6,895
Net unrealized change in interest
rate swap agreement, net of
tax expense of $156,000	-	-	-	(234)	-	(234)

Comprehensive income						6,661

Balance at September 30, 2002
(206,833 preferred shares and
7,656,829 common shares
outstanding)	$207	$19,142	$70,527	$(1,937)	$(69,830)	$18,109

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows

	(Unaudited)
Nine Months Ended September 30,	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income	$6,895	$3,074
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from independent power projects	(11,124)	(12,735)
Cash distributions from independent power projects	10,118	18,031
Share of losses from DTA	1,604	1,332
Cash generated by DTA	78	210
Cash contributions to DTA	(1,419)	(1,228)
Impairment charge	3,712	-
Deferred income tax expense (benefit)	(3,249)	1,681
Depreciation, depletion and amortization	9,435	6,805
Stock compensation expense	1,041	741
Loss (gain) on sales of assets	(41)	792
Minority interest	233	592
Net change in assets and liabilities	15,199	18,698

Net cash provided by operating activities	32,482	37,993

Cash flows from investing activities:
Additions to property, plant and equipment	(5,690)	(2,964)
Cash paid for acquisitions	-	(163,152)
Change in restricted cash and bond collateral	2,128	5,120
Change in other long-term assets	(920)	(907)
Net proceeds from sales of assets	512	15,226

Net cash used in investing activities	(3,970)	(146,677)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	-	127,043
Repayment of long-term debt	(11,803)	(13,868)
Net (repayments) borrowings under revolving lines of credit	(10,000)	-
Repurchase of preferred shares	(244)	-
Dividends paid to minority shareholders of subsidiary	(400)	(400)
Proceeds from the exercise of stock options	217	1,283

Net cash provided by (used in) financing activities	(22,230)	114,058

Net increase in cash and cash equivalents	6,282	5,374
Cash and cash equivalents, beginning of period	5,233	14,193

Cash and cash equivalents, end of period	$11,515	$19,567

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,105	$5,415
Income taxes	$964	$903

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

1. NATURE OF OPERATIONS

The Company’s current principal activities, all conducted within the United States, are: (i) the production and sale of coal from Montana, North Dakota and Texas; (ii) the development, ownership and management of interests in cogeneration and other non-regulated independent power plants; and (iii) the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. The Company also owns and operates a captive insurance company based in Bermuda.

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

As required by the Securities and Exchange Commission, unaudited consolidated pro forma financial information is presented here for the nine-month period ended September 30, 2001 as if the operations acquired had been part of the Company as of January 1, 2001. This unaudited pro forma information includes permitted adjustments to give effect to depreciation of property, plant and equipment, interest expense on acquisition-related financing, and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not meant to be nor should it be relied upon as necessarily indicative of the results of operations that actually would have occurred had the acquisitions occurred at the beginning of the period presented or of future results of the combined operations.

Nine Months Ended
September 30,
2001

(in thousands except per share data)

Revenues	$250,401

Net income applicable to common shareholders	$9,792

Net income per share applicable to common shareholders:
Basic	$1.37

Diluted	$1.26

Net income applicable to common shareholders is lower in part for the nine months ended September 30, 2002 than for the pro forma nine months ended September 30, 2001 because the pro forma amounts for 2001 include equity in earnings from three Virginia power plant projects which were sold at the end of March 2001 to help finance the coal acquisitions. Net income applicable to common shareholders is also lower for the nine months ended September 30, 2002 than for the pro forma period because mild weather and unscheduled outages and test burns at customers’ facilities reduced demand for the Company’s coal and because, consistent with national trends, insurance and health benefit costs increased significantly in 2002.

During the second quarter of 2001, the Company sold its 1.25% interest in the Ft. Drum independent power project but retained its rights to any award in a then-pending dispute between the project and the U.S. Army. The dispute resulted from the Army’s unilateral reduction in the price paid to the project for high temperature water it produced. On April 5, 2002, the administrative procedures associated with the dispute resulted in a favorable verdict for the Company. The U.S. Army did not appeal the decision and the judgment became final. As a result of this judgment, the Company accrued approximately $1,100,000 as other income in the Consolidated Statements of Operations for the third quarter of 2002, which amount has been received since the end of the quarter.

3. LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding at September 30, 2002 and December 31, 2001 under the Company’s lines of credit and long-term debt consist of the following (in thousands):

	September 30, 2002	December 31, 2001

WML revolving line of credit	$-	$8,000
WML term debt	98,250	109,000
Corporate revolving line of credit	1,000	3,000
Other term debt	1,857	2,910

Total debt outstanding	101,107	122,910
Less current installments	(8,852)	(13,753)

Total long-term debt outstanding	$92,255	$109,157

Pursuant to the WML term debt agreements, WML is required to maintain a debt service reserve account and a long-term prepayment account. As of September 30, 2002, there was a total of $11,339,000 in these accounts, which amounts are classified as restricted cash on the consolidated balance sheets.

The maturities of all long-term debt and the revolving credit facilities outstanding at September 30, 2002 are (in thousands):

Oct. – December 2002	$1,950
2003	9,852
2004	10,469
2005	10,469
2006	11,470
Thereafter	56,897

$101,107

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

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of the Company’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $207,000 at September 30, 2002). As of September 30, 2002, the Company had shareholders’ equity of $18,109,000 and the par value of all outstanding shares of preferred and common stock aggregated $19,349,000, so preferred dividends could only be paid out of 2002 net profits as of that date.

Each share of Series A preferred stock is represented by four depositary shares. On August 9, 2002, the Board of Directors authorized the repurchase from time to time of up to 10% of the outstanding depositary shares on the open market or in privately negotiated transactions with institutional and accredited investors at the discretion of the Company’s management through 2004. Any acquired shares are to be converted into shares of Series A preferred stock and retired. During September 2002, the Company repurchased 7,500 depositary shares for $244,000. The depositary shares were immediately converted into 1,875 shares of Series A preferred stock and retired.

On August 9, 2002, the Board of Directors declared a dividend of $0.15 per depositary share payable on October 1, 2002 to holders of record as of September 17, 2002. That dividend totaled $124,475. The certificate of designation establishing the Series A preferred stock provides that, if the Company does not pay a dividend of $0.53125 per depositary shares on each January 1, April 1, July 1 and October 1 commencing October 1, 1992, the unpaid amounts accumulate. Therefore, $0.38125 per depositary share accumulated on October 1, 2002. The quarterly dividends which are accumulated but unpaid through and including October 1, 2002 amount to $13,941,000 in the aggregate ($67.40 per preferred share or $16.85 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

On November 8, 2002, the Board of Directors declared a dividend of $0.15 per depositary share payable on January 1, 2003 to holders of record as of December 9, 2002. Therefore, $0.38125 per depositary share will accumulate on January 1, 2003.

Earnings per Share

The following table provides a reconciliation of the weighted average number of shares used to calculate basic and diluted earnings per share (EPS).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

	(in thousands)
Number of shares of common stock:
Basic EPS	7,639	7,264	7,585	7,161
Effect of dilutive option shares	507	595	553	594

Diluted EPS	8,146	7,859	8,138	7,755

Number of shares not included in diluted EPS
that would have been antidilutive because
exercise price of options was greater than the
average market price of the common shares	319	50	309	50

5. IMPAIRMENT CHARGE

The Company recognized an impairment of the full remaining book value of $3,712,000 of its investment in Dominion Terminal Associates (“DTA”), during the third quarter of 2002 as a result of continuing losses and an agreement by one of the terminal's other owners which disposes of its interest in DTA. The writedown of Westmoreland’s share is a non-cash event, but Westmoreland Terminal Company will continue to share in cash operating expenses for the terminal until such time as alternative arrangements for the terminal’s ongoing operation, which continue to be explored by the Company, can be determined.

6. INCOME TAXES

The provision for income tax (expense) benefit consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

	(in thousands)
Current:
Federal	$-	$(237)	$-	$(276)
State	(744)	(32)	(1,162)	(293)

	(744)	(269)	(1,162)	(569)

Deferred:
Federal	3,156	(2,057)	2,794	(1,446)
State	514	(335)	455	(235)

	3,670	(2,392)	3,249	(1,681)

Income tax (expense) benefit	$2,926	$(2,661)	$2,087	$(2,250)

In connection with the acquisitions described in Note 2, the Company recognized a $55.6 million deferred income tax asset based upon the expectation that at least a portion of its unrecognized net operating loss carryforwards will be utilized through the generation of future taxable income. As taxable income is generated and the net operating loss carryforwards are utilized, the deferred tax asset is reduced and a non-cash deferred tax expense is recognized. The portion of tax loss carryforwards not recognized as part of the $55.6 million created a valuation allowance. This valuation allowance of $31,270,000 was unchanged at December 31, 2001 but will change as the amount of Federal net operating loss carryforwards expected to be utilized by the Company changes. An increase in the use of tax loss carryforwards will reduce the valuation allowance and a non-cash deferred tax benefit will be recognized on the income statement.

The deferred income tax benefit recorded for the nine months ended September 30, 2002 included a benefit of $1,100,000 (all recognized during the first six months), from the reduction in the valuation allowance as a result of an increase in the amount of Federal net operating loss carryforwards expected to be used by the Company prior to their expiration at various dates through 2019. There was no similar benefit during the third quarter of 2002. The remaining deferred tax benefit is a result of deferred tax assets (mostly future tax deductions for reclamation and post-retirement medical costs) being generated at a rate greater than the Company’s utilization of its net operating loss carryforwards.

7. COMPREHENSIVE INCOME OR LOSS

The Company is party to an interest rate swap agreement on the long-term debt at the Roanoke Valley I independent power project through a subsidiary which is accounted for under the equity method of accounting. In accordance with generally accepted accounting principles, the Company reflects the difference between its 50% share of the fair value of this interest rate swap agreement and its carrying value as a separate component of shareholders’ equity. The swap agreement exchanged variable interest rates on debt for a fixed rate. During 2001, market interest rates declined below those provided for in the swap agreement, and the fair value of the swap agreement decreased and resulted in Other Comprehensive Loss. During 2002, market interest rates have decreased further and the fair value of the swap agreement has decreased, resulting in additional Other Comprehensive Loss for the nine months of 2002. The total change in fair value representing the unrealized loss on the swap agreement resulting from changes in current interest rates is a component of the Company’s Total Comprehensive Income. If interest rates remain at their current levels, the Company will recognize its share of the cumulative loss in future periods as a reduction in equity in earnings of independent power projects.

The Company's Total Comprehensive Income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

	(in thousands)
Net income	$2,259	$6,209	$6,895	$3,074
Other comprehensive loss	(292)	(667)	(234)	(2,060)

Total comprehensive income	$1,967	$5,542	$6,661	$1,014

8. BUSINESS SEGMENT INFORMATION

The Company’s current operations have been classified into three segments: coal, independent power and terminal operations. The coal segment includes the production and sale of coal from Montana, North Dakota, and Texas and brokered coal sales. The independent power segment includes the development, management and ownership of interests in cogeneration and other non-regulated independent power plants. The terminal operation segment consists of the leasing of capacity at Dominion Terminal Associates, a coal storage and vessel loading facility. The “Corporate” classification noted in the tables represents all costs not otherwise classified, including corporate office charges, heritage health benefit costs, business development expenses and all residual costs of the idled Virginia Division. Summarized financial information by segment for the quarters and nine months ended September 30, 2002 and 2001, respectively, is as follows:

Quarter ended September 30, 2002

	Coal	Independent Power	Terminal Operations	Corporate	Total

	(in thousands)

Revenues:
Coal	$70,748	$-	$-	$-	$70,748

Equity in earnings (share of losses)	-	4,532	(540)	-	3,992

	70,748	4,532	(540)	-	74,740

Costs and expenses:
Cost of sales – coal	52,198	-	-	-	52,198
Depreciation, depletion
and amortization	3,220	4	-	23	3,247
Selling and administrative	5,744	290	34	2,853	8,921
Heritage health benefit
costs	-	-	-	6,534	6,534
Impairment charge	-	-	3,712	-	3,712
Gain on sales of assets	(1)	-	-	-	(1)

Operating income (loss)	$9,587	$4,238	$(4,286)	$(9,410)	$129

Capital expenditures	$2,090	$2	$-	$47	$2,139

Property, plant and
equipment, net	$192,080	$75	$-	$1,303	$193,458

Quarter ended September 30, 2001

	Coal	Independent Power	Terminal Operations	Corporate	Total

	(in thousands)

Revenues:
Coal	$85,957	$-	$-	$-	$85,957

Equity in earnings (share of losses)	-	4,470	(540)	-	3,930

	85,957	4,470	(540)	-	89,887

Costs and expenses:
Cost of sales – coal	63,528	-	-	-	63,528
Depreciation, depletion
and amortization	3,396	2	-	6	3,404
Selling and administrative	4,549	70	12	1,961	6,592
Heritage health benefit
costs	-	-	-	5,269	5,269
Pension benefit	-	-	-	(55)	(55)
Loss on sales of assets	-	-	-	(3)	(3)

Operating income (loss)	$14,484	$4,396	$(552)	$(7,178)	$11,152

Capital expenditures	$2,117	$-	$-	$7	$2,124

Property, plant and
equipment, net	$196,098	$49	$-	$1,247	$197,394

Nine months ended September 30, 2002

	Coal	Independent Power	Terminal Operations	Corporate	Total

	(in thousands)

Revenues:
Coal	$231,052	$-	$-	$-	$231,052

Equity in earnings (share of losses)	-	11,124	(1,604)	-	9,520

	231,052	11,124	(1,604)	-	240,572

Costs and expenses:
Cost of sales – coal	173,680	-	-	-	173,680
Depreciation, depletion
and amortization	9,355	9	-	71	9,435
Selling and administrative	16,436	736	145	7,312	24,629
Heritage health benefit
costs	-	-	-	19,546	19,546
Impairment charge	-	-	3,712	-	3,712
Doubtful account recoveries	(317)	-	-	-	(317)
Gain on sales of assets	(41)	-	-	-	(41)

Operating income (loss)	$31,939	$10,379	$(5,461)	$(26,929)	$9,928

Capital expenditures	$5,577	$45	$-	$68	$5,690

Property, plant and
equipment, net	$192,080	$75	$-	$1,303	$193,458

Nine months ended September 30, 2001

	Coal	Independent Power *	Terminal Operations	Corporate	Total

	(in thousands)

Revenues:
Coal	$148,165	$-	$-	$-	$148,165

Equity in earnings (share of losses)	-	12,735	(1,332)	-	11,403

	148,165	12,735	(1,332)	-	159,568

Costs and expenses:
Cost of sales – coal	110,790	-	-	-	110,790
Depreciation, depletion
and amortization	6,773	9	-	23	6,805
Selling and administrative	7,718	272	32	7,881	15,903
Heritage health benefit
costs	-	-	-	16,687	16,687
Pension benefit	-	-	-	(166)	(166)
Doubtful account recoveries	-	-	-	(18)	(18)
Loss on sales of assets	-	792	-	-	792

Operating income (loss)	$22,884	$11,662	$(1,364)	$(24,407)	$8,775

Capital expenditures	$2,939	$5	$-	$20	$2,964

Property, plant and
equipment, net	$196,098	$49	$-	$1,247	$197,394

*Equity in earnings of independent power projects for the nine months of 2001 includes the results of the Virginia projects, which were sold in March 2001; and the ROVA projects.

9. CONTINGENCIES

Protection of the Environment

As of September 30, 2002 the Company has reclamation bonds in place in Montana, North Dakota, Texas, and Virginia, to assure that all currently permitted operations comply with all applicable Federal and State regulations and to assure the completion of final reclamation activities. The amount of the Company’s bonds exceeds the amount of its estimated final reclamation obligations. The Company estimates that the cost of final reclamation for its mines will total approximately $235,321,000 and that the Company will be responsible for paying approximately $171,521,000 of this amount.

As of September 30, 2002, $139,682,000 of the Company’s obligation has been accrued and WML had $49,139,000 of cash reserved and invested to use for future reclamation activities at the Rosebud Mine.

At Northwestern Resources Co. (“NWR”) and Western Energy Company (“WECO”), both subsidiaries of WML, certain customers, and at Westmoreland Resources, Inc. (“WRI”), the contract miner, are contractually obligated to either perform or reimburse the Company for reclamation activities as they are performed at the respective operations. Final reclamation obligations at NWR’s Jewett Mine, estimated at approximately $50,000,000, are contractually the responsibility of its customer which also has a corporate guarantee posted with the Texas Railroad Commission to assure performance of final reclamation. On November 11, 2002, the Railroad Commission of Texas, in response to the recent credit downgrade of CenterPoint Energy, Inc. ("CNP", formerly Reliant Energy, Inc.) expressed concern that the third party self bond guaranty posted by CNP no longer meets the investment-grade rating qualifying criteria for self bonding under the Texas Surface Mine Control and Reclamation Act, and as a result, NWR has been directed to submit a substitute bond. NWR, the permittee, has been advised by CNP that it believes it can meet other qualifying criteria for continuing the self bond guaranty or, in the alternative, will assign the guaranty to a related, qualifying entity. NWR will meet with the Railroad Commission to determine and assure that appropriate steps are taken to satisfactorily address the Commission’s concern with respect to CNP.

At WECO’s Rosebud Mine, one of the customers is responsible for an additional estimated final reclamation cost of $9,900,000. By contract with its mining contractor and 20% owner, Washington Group International, Inc. (“WGI”), WRI’s maximum liability for reclamation costs associated with final mine closure of the Absaloka Mine is limited to approximately $1,700,000, which amount is being prefunded through annual installment payments to WGI of $113,000 through 2005. Remaining liability for backfilling, regrading and seeding at WRI’s Absaloka Mine is the responsibility of WGI. Upon WGI’s completion of its reclamation responsibilities, WRI will be responsible for site maintenance and monitoring until final bond release. WRI has posted a surety bond with the State of Montana to ensure that final reclamation activities are performed. Certain provisions of a settlement with WGI of various issues, described below, provides WRI additional security that the mining contractor will meet these obligations.

The Company believes its mining operations are in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company maintains compliance primarily through the performance of contemporaneous reclamation, and maintenance and monitoring activities.

WGI Settlement

During 2001, WRI’s mining contractor and 20% owner, WGI, filed a petition seeking to reorganize its debts pursuant to Chapter 11 of the Bankruptcy Code. Prior to the time that the bankruptcy petition was filed, WRI had filed suit against WGI seeking to recover costs associated with the repair and replacement of components of WRI’s dragline. WGI’s bankruptcy petition stayed that litigation. WRI filed other claims in the bankruptcy court against WGI; these claims allege, among other things, that WGI overcharged for the cost of mining, failed to provide a competitive cost of mining, and failed to provide adequate assurances that contractually required reclamation will be done. WRI also requested assurances of reimbursement from WGI for a portion of unpaid royalties alleged due by the U.S. Department of Interior, Minerals Management Service (“MMS”) and for which WGI is responsible as a result of its equity ownership and pursuant to certain contract obligations. WRI also objected to assumption of the mining contracts by WGI under which WGI provides contract mining and reclamation services to WRI.

On October 4, 2002, the parties reached an agreement in principle that settles all the pending claims and litigation. Pursuant to the terms of the settlement, the parties agreed to settle the future pricing dispute by agreeing to a price per ton for all coal to be mined from the currently permitted mine area which is significantly lower than the price WGI currently charges or than the price WGI had requested for future mining.

WGI will also provide a proposed mining price for all remaining currently leased but unpermitted acreage by December 31, 2003. If the parties do not agree on a price for those tons, there will be a period of negotiation, followed by non-binding mediation and then, if necessary, binding arbitration before a neutral three member panel of coal industry experts.

Claims for past overcharges to WRI will be settled by WGI releasing claims for amounts which were withheld but reserved for by WRI from WGI’s contractor invoices and by adopting the new agreed-upon mining price beginning as of October 1, 2002. The total payment withheld by WRI was approximately $1,120,000, including $560,000 held in an escrow account. Under the terms of the pending agreement, WRI will retain approximately $840,000 of the previously withheld amounts.

To settle the dispute over the dragline repair and replacement, WGI will pay WRI $3.6 million upon approval of the settlement agreement by the bankruptcy court. WRI will waive any claim to interest. This settlement is without prejudice to either party’s position regarding the obligation to repair, maintain and replace components of the dragline as asserted in the litigation. Upon acceptance of settlement by the bankruptcy court, this litigation will be dismissed.

WRI and WGI agree to reserve the question of liability for additional royalties allegedly owed to MMS until the amount of the royalty is finally determined.

Finally, WGI agreed to establish a reclamation escrow account to secure its contractual obligations to perform reclamation. WRI will place 6.5% of each payment to WGI in the escrow until either the account is fully funded to the amount of the then current estimate of WGI’s reclamation obligation or WGI posts an irrevocable letter of credit or comparable security acceptable to WRI. WGI’s reclamation obligation will vary over time and may increase or decrease depending on conditions at the Absaloka Mine. WGI’s failure to comply with certain financial ratios will require WGI to fully fund the reclamation escrow or post an irrevocable letter of credit satisfactory to WRI. The failure to fund the reclamation escrow within 30 days will give WRI the right to withhold all payments to WGI and pay those sums into the reclamation escrow and after six months could result in termination of all mining agreements between WRI and WGI.

This settlement is subject to approval of the bankruptcy court. A hearing to review the settlement is set for December 10, 2002.

Contract Contingencies

On August 2, 1999, NWR, as part of a settlement of then pending litigation, entered into an Amended Lignite Supply Agreement (“ALSA”) with CNP for its Limestone Electric Generating Station (“LEGS”). The ALSA has been assigned by CNP to a subsidiary, Texas Genco, although NWR has not yet recognized this assignment. The ALSA preserved the pre-existing cost-plus fees contract structure through June 30, 2002, at which time it converted to an annually determined market-based pricing mechanism, calculated as the equivalent cost of purchasing, delivering, and consuming Southern Powder River Basin (“SPRB”) coal at LEGS, subject to a minimum and a maximum price set forth under the ALSA (the equivalent price). The ALSA provides for an annual market price redetermination and forward volume commitments 18 months prior to each calendar year’s shipments. Volume commitments were agreed to through December 31, 2003, but not yet for 2004. CNP is required to purchase tonnages that NWR nominates to supply. If CNP proposes to purchase SPRB coal, NWR has the right to supply lignite in place of such SPRB coal, so long as NWR meets the equivalent price of SPRB coal at LEGS. CNP may only purchase SPRB coal in the event that NWR elects not to match the SPRB equivalent price.

CNP has asserted that certain costs associated with the uprating of at least one of its two LEGS generating units and with its strategy to comply with new Texas NOx emission regulations (set to take effect in May 2003) should be included in the calculation of the SPRB equivalent price. In December 2001, NWR filed for a declaratory judgment in Freestone County, Texas, against CNP. NWR claimed that the uprating and NOx compliance costs should not be included in the calculation of the SPRB equivalent price. NWR also claimed that it was necessary to resolve NWR’s and CNP’s competing claims before the price payable under the ALSA could be calculated. NWR nevertheless continued to negotiate with CNP and ultimately entered into an interim agreement in June 2002 that primarily (1) sets a firm price and volumes from July 1, 2002 through December 31, 2003; (2) provides REI flexibility to test blends of SPRB coal for NOx compliance; (3) obligates REI to make best efforts to achieve a lignite-to-SPRB blend that achieves NOx compliance using a minimum of 7 million tons per year of lignite; (4) obligates CNP to share its test results and allows NWR to observe the test; (5) postpones nomination of lignite volumes to be committed for 2004 until 2003; (6) stays all related litigation until February 28, 2003; and (7) requires the parties to make good faith efforts to select a standing arbitrator as required under the ALSA.

WECO’s Coal Supply Agreement with the Colstrip Units 1 and 2 owners (the “1 and 2 Owners”) contains a provision which called for a price reopener on July 30, 2001. Since that date, the parties have been engaged in discussions to reach a consensual agreement on the price from July 2001 to the end of the Coal Supply Agreement in 2009. Any adjustment to price would apply retroactively to July 2001. The parties have been unable to reach an agreement, and the Coal Supply Agreement provides for binding arbitration to resolve the issue. On September 3, 2002, WECO sent the 1 and 2 Owners its arbitration demand, which seeks resolution of issues raised by the 1 and 2 Owners in the discussions about coal quality concerns, use of petroleum coke by the 1 and 2 Owners, and the fuel requirements provisions of the Coal Supply Agreement as well as a determination of a new price. At this time, it is impossible to predict the outcome of the dispute.

UMWA Master Agreement

The Company is subject to certain financial ratio tests under the terms of an agreement with the UMWA Health and Retirement Funds (the “Master Agreement”), which facilitated the Company’s discharge from Chapter 11 Bankruptcy in 1998. The Company’s obligations under the Master Agreement are secured by a Contingent Promissory Note (the “Note”) in an initial principal amount of $12 million; the principal amount of the Note decreased to $6 million in 2002. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial ratio tests specified in the Note or fails to comply with certain covenants set forth in a security agreement. The Company was required to collateralize its obligations under the Note for the first three years in part by posting $6 million cash in an escrow account. The $6 million collateral was returned to the Company on May 1, 2002. The cash flows of the ROVA project, or at the Company’s discretion a letter of credit or surety bond, secure the Company’s performance through 2004. The Note also gives the Company certain rights to cure a default that would otherwise ripen into an “Event of Default.” On no more than one occasion through the remaining term of the Note, the Company may cure a default that arises from the Company’s failure to satisfy the financial ratios in a quarter by complying with the financial ratios in the immediately following quarter. The Note terminates on January 1, 2005. The Company is in compliance as of September 30, 2002 and believes it will comply with the financial ratios in the Note through its expiration.

Purchase Price Adjustment

The final purchase price for the acquisition of Montana Power’s coal business is subject to adjustment pursuant to the terms of the Stock Purchase Agreement dated as of September 15, 2000 (the “Purchase Agreement”) between the Company and Entech, Inc. (“Entech”), the subsidiary through which Montana Power owned and conducted its coal business. The Company and Entech were not able to agree on the amount of the purchase price adjustment and Montana Power refused to move forward under the methodology set forth in the Purchase Agreement to calculate the final purchase price adjustment within the time frame provided for under the Purchase Agreement. As a result, the Company initiated an action in the Supreme Court of New York on November 26, 2001, seeking specific performance of the purchase price adjustment methodology set forth in the Purchase Agreement. The trial court found for Westmoreland and ordered the use of an independent accountant to resolve all of Westmoreland’s objections to the Entech closing certificates as provided for in the Purchase Agreement. Entech appealed the trial court’s decision and on July 5, 2002 the Appellate Division, First Department affirmed the trial court’s decision. On August 8, 2002 the Company received notice that Entech had petitioned the New York Court of Appeals, the highest court in the state of New York, to exercise its judicial discretion and accept an appeal of the decisions of the Appellate Division and Supreme Court granting Westmoreland’s petition. On October 25, 2002, the New York Court of Appeals accepted Entech’s appeal and will hear arguments after additional briefing. A final decision is not expected until the second quarter 2003.

During the Appellate Division’s review of the Entech appeal, the parties attempted to negotiate the terms of an engagement letter for an independent accountant to complete the purchase price adjustment procedures called for in the Purchase Agreement but have been unable to agree on terms of an engagement letter. Entech’s failure to comply with the trial and appellate court rulings resulted in the Company filing a contempt proceeding attempting to compel Entech to sign an engagement letter so the independent accountant can complete the resolution of the purchase price adjustment dispute. The contempt motion was argued on October 7, 2002 and the Judge is expected to rule in the next few weeks. In the unlikely event an additional purchase price payment is required, it would likely be funded by the use of WML’s revolving credit facility. If the purchase price is reduced, the Company and WML may be required to use the proceeds received from Entech to pay down the indebtedness described in Note 3 to the Consolidated Financial Statements. Any change in the purchase price will cause a change to the preliminary purchase price allocation and is not expected to have a material adverse effect on the Company’s results of operations or liquidity.

Royalty Claims

On September 23rd and 24th, 2002 the MMS issued two Orders to WECO, a subsidiary of WML, seeking payment of additional royalties. The first Order alleges that additional royalties are due to MMS under take or pay provisions of certain of WECO’s coal sales agreements and seeks approximately $1.5 million plus interest. The second Order seeks an additional $3.2 million allegedly due as royalty for the transportation of coal via WECO’s conveyor belt system to the customer. The Orders are an affirmation of an earlier assessment by the Montana Department of Revenue that had been disputed and pending for several years. The Orders were not extraordinary in that it is unusual for an initial assessment to be set aside by MMS. The Company does not believe that additional royalties are owed under either claim asserted by the MMS. WECO has appealed both Orders and the process will take several years to complete.

Tax Assessments

Westmoreland Energy’s ROVA projects are located in Halifax County, North Carolina and are the County’s largest taxpayer. Tax bounty hunters hired by Halifax County have been reviewing and auditing property tax returns for the past five years. The tax bounty hunters retain a percentage of any additional tax they cause to be paid to the County. In May 2002, the ROVA project was advised that its returns were being scrutinized for underpayment. The project management met with County officials and the bounty hunters on September 20, 2002 to discuss the allegations of undervaluation and the resultant underpayment of property taxes. In late October 2002, the project received notice of an additional assessment of $4.6 million for 1994 to 2002. If upheld, the project’s future taxes would increase approximately $800,000 per year. The Company owns a 50% interest in the project. The project partnership is evaluating its legal options and anticipates contesting the assessment.

The Montana Department of Revenue reviewed the Company’s income tax returns for 1998 and 1999 and has disallowed the exclusion of a gain on the forced restructuring of a cogeneration contract due to deregulation at the Company’s Rensselaer independent power project which was sold in 1999. The Company is objecting to the assessment. If the State’s assessment is upheld, the Company would pay additional taxes of $300,000 plus interest of $100,000 to the State of Montana and would not be able to use its net operating loss carryforwards to shelter its income from Montana state tax in 2001 and 2002.

A similar inquiry on the same issue was made by the State of North Carolina. No ruling has yet been made or received. However, if the exclusion of gain is disallowed there, the Company could incur a current tax expense of $1.9 million plus interest to the State of North Carolina.

Other Contingencies

Westmoreland Coal Company and WML have been advised by attorneys for various Montana Power Shareholders that they have been named as additional defendants in a pending stockholder lawsuit against Montana Power Company. Plaintiffs are seeking relief and to set aside the transactions in which Montana Power sold various businesses including its coal business and allege that the sale of its generation assets, oil and gas business, independent power business, coal businesses and transmission assets constitute a sale of all or substantially all of the assets of Montana Power and required a stockholder approval that was not obtained. The Plaintiffs have named the purchasers of these assets or businesses, the officers and directors of Montana Power, and the advisors, investment bankers and attorneys that represented Montana Power in the various transactions as defendants. Westmoreland acquired the Montana Power coal business in an auction process limited in scope to Montana Power’s coal business and as a good faith purchaser for value. While the litigation is in very preliminary stages and it is impossible to predict the outcome, Westmoreland will vigorously defend its acquisition of the Montana Power coal businesses.

WRI recently received a notice of violation (“NOV”) from the Montana Department of Environmental Quality (“DEQ”) asserting that certain areas of WRI’s Reclamation have not been completed in conformity with current DEQ reclamation standards. Specifically, DEQ is concerned that re-establishment of woody species is not the same density as in the permit reclamation reference area. WRI has contested the NOV and believes its completed reclamation work is in compliance with the reclamation plan in the approved plan and consistent with the Montana Surface Mine Control and Reclamation Act.

The Company is a party to other claims and lawsuits with respect to various matters in the normal course of business. The ultimate outcome of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2001 to September 30, 2002

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, the critical accounting policies discussed below. Actual results could differ materially from these estimates. For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2001. The Company’s senior management has discussed the development, selection and disclosure of the accounting estimates in the critical accounting policies with the audit committee of the Board of Directors. The most significant principles that impact the Company and its subsidiaries relate to post-retirement benefits and pension obligations, reclamation costs and reserve estimates, consolidation policy, depletion of mineral rights and development costs included in property, plant and equipment and deferred income taxes.

The most significant long-term obligations of the Company are post-retirement medical and life insurance benefits and pneumoconiosis (black lung) benefits. The majority of these benefits are provided through self-funded programs. The Company describes the obligations for retired workers as heritage health benefit costs and the estimated amount of future payments for such obligations are determined actuarially and are included in the corporate segment. The estimated cost to provide post-retirement medical and life insurance benefits to employees at active mining operations are included in the coal segment. The discount rate used to calculate the present value of these future benefits was reduced from 7.50% in 2000 to 7.25% in 2001 and will be adjusted annually based upon interest rate fluctuations. The discount rate used can vary from company to company. In addition, the estimated amount of future claims is affected by the assumed health care cost trend rate. During 2001, the Company increased the initial cost trend rate assumption to 10% from 5.5%. These factors, among others, greatly affect the expense which totaled $6.5 million for the third quarter 2002 heritage health benefit costs and the accrued liability of $116.0 million at September 30, 2002 for post-retirement medical and life insurance costs. The excess of trust assets over pneumoconiosis benefit obligation increased to $8.2 million as of September 30, 2002 from $7.0 million as of December 31, 2001 as a result of increased bond values due to lower interest rates.

The Company’s share of reclamation costs, along with other costs related to mine closure, are accrued and charged against income in the coal business segment on a units-of-production basis over the life of each mine, except at WRI where the Company’s obligation is limited and monitoring costs are being expensed over a 15-year period. Future costs of reclamation are estimated based upon the standards for mine reclamation that have been established by various regulatory agencies that regulate the Company’s mining operations. Estimated costs can change and the liability included in the financial statements of $140 million as of September 30, 2002 must be viewed as an estimate which is subject to revision. The remaining coal reserves used to calculate annual reclamation expense are also engineering estimates and are subject to change.

The Company’s consolidation policy is described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2001. In particular, the general and limited interests in partnerships owned by Westmoreland Energy, LLC (“WEI”), formerly Westmoreland Energy, Inc., related to independent power projects are accounted for under the equity method. WEI performs project development and venture and asset management services for the partnerships but does not control them. The ROVA projects had approximately $250 million in long-term debt as of December 31, 2001, all of which was non-recourse to WEI and Westmoreland and is not included in the Consolidated Financial Statements of the Company in accordance with generally accepted accounting principles.

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

The Company accounts for deferred income taxes using the asset and liability method. One of the largest potential assets of the Company is the Federal net operating loss carryforwards (“NOLs”) which were $180.5 million as of December 31, 2001. The Company’s ability to utilize these NOLs, which are available to the Company to reduce future income taxes until the NOLs expire at various dates through 2019, is dependent upon many factors which determine taxable income. These factors include the timing of tax deductions for certain obligations, such as post-retirement medical benefits and reclamation; percentage depletion of coal production; and any potential limitation on using losses due to a “change of ownership” in the Company. Each period, the Company estimates future utilization of the tax losses and its impact on the recognition of deferred tax assets. In connection with the 2001 acquisitions, the Company recognized a $55.6 million deferred income tax asset which assumed that a portion of the previously unrecognized net operating loss carryforwards would be utilized through the generation of future taxable income. A valuation allowance of $31,270,000 was concurrently created to cover the value of those NOLs not included in the deferred tax asset. Any increases or decreases to the estimated future utilization of the tax losses will impact the valuation allowance (such as the $1,100,000 decrease in the nine months of 2002 as a result of expected increased utilization of NOLs) and affect deferred income tax expense. These changes can materially affect net earnings resulting in an effective book income tax rate different than the 34% Federal statutory rate. The valuation allowance was $31,270,000 as of December 31, 2001 and increased to $35,439,000 as of September 30, 2002 after changes in other deferred tax assets and liabilities and assuming loss carryforwards in North Dakota would not be utilized.

Liquidity and Capital Resources

Cash provided by operating activities was $32,482,000 and $37,993,000 for the nine months ended September 30, 2002 and 2001, respectively. Cash from operations in 2002 compared to 2001 benefited from an additional four months of operations with the acquisitions completed in the second quarter of 2001 which contributed $42,751,000 and $35,126,000 to operating cash flow during the nine months ended September 30, 2002 and 2001, respectively. Cash provided by operating activities in 2001 also included $8,949,000 from the Company’s three Virginia independent power projects which were sold on March 23, 2001. The net change in assets and liabilities decreased $4,620,000 in the nine months of 2002 compared to 2001.

Cash used in investing activities was $3,970,000 for the nine months ended September 30, 2002, compared to cash used of $146,677,000 for the nine months ended September 30, 2001. In 2002, additions to property and equipment using cash totaled $5,690,000 and proceeds of $512,000 from sales of used equipment provided cash. Also, during the nine months of 2002, WML deposited $3,100,000 into required restricted cash accounts for debt service and security deposits and earned interest income of $194,000. The $6,000,000 refund of collateral under the UMWA Master Agreement which was received during the second quarter of 2002 provided cash and reduced restricted cash. The primary use of cash in 2001 was $163,152,000 paid for acquisitions and payments of $10,064,000 to restricted cash accounts. Cash of $15,184,000 was received in 2001 from the recoupment of collateral required for long-term security deposits and bond obligations. Cash used in investing activities in the nine months of 2001 benefited by $15,166,000 of proceeds from the sale of the Company’s interests in the three Virginia independent power projects.

Cash used in financing activities was $22,230,000 for the nine months ended September 30, 2002 compared to cash provided of $114,058,000 for the nine months ended September 30, 2001. Cash used in financing activities in 2002 represented repayment of WML’s long-term debt of $10,750,000, the net repayment of revolving debt of $10,000,000, repayment of $1,053,000 of other term debt, repurchases of preferred shares totaling $244,000, and dividends paid to WRI’s minority shareholder of $400,000. Cash in the amount of $217,000 was provided by the exercise of stock options in the nine months of 2002, compared to $1,283,000 provided in the corresponding period in 2001. Cash provided by financing activities during the nine months ended September 30, 2001 included the net proceeds from the issuance of long-term debt and net borrowings under WML’s revolving line of credit.

Consolidated cash and cash equivalents at September 30, 2002 totaled $11,515,000 (including $5,525,000 at WML and $5,145,000 at WRI). At December 31, 2001, cash and cash equivalents totaled $5,233,000 (including $624,000 at WML and $3,449,000 at WRI). The cash at WML is available to the Company through quarterly distributions as described below in the Liquidity Outlook section. The cash at WRI, an 80%-owned subsidiary, is available to the Company through dividends. In addition, the Company had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $16,295,000 at September 30, 2002 and $18,423,000 at December 31, 2001. The restricted cash at September 30, 2002 included $11,339,000 in the WML debt service reserve accounts described above and $560,000 relating to a dispute over mining costs deposited in an escrow account pursuant to an agreement between WRI and WGI. The Company’s workers’ compensation and post retirement medical cost obligation bonds were collateralized by interest-bearing cash deposits of $4,393,000, which amount was classified as a non-current asset. In addition, the Company has reclamation deposits of $49,139,000, which were funded by certain customers to be used for payment of reclamation activities at the Rosebud Mine. The Company also has $4,600,000 in interest-bearing debt reserve accounts for certain of the Company’s independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects.

Liquidity Outlook

The major factors impacting the Company’s liquidity outlook are its significant heritage health benefit costs, its acquisition debt repayment obligations, and its ongoing business requirements. The Company’s principal sources of cash flow are dividends from WRI, distributions from independent power projects and distributions from WML subject to its debt agreement provisions. The demand for electricity will affect coal demand and pricing and therefore will impact the Company’s production and cash flow. These items are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 along with the Company’s contractual obligations and commitments.

The detailed discussion of health benefit and retirement obligations contained in the 2001 Annual Report on Form 10-K will not be repeated here. However, it does bear reiteration that retiree health benefit costs are affected by nationwide increases in medical service and prescription drug costs. The estimated liability for post-retirement medical costs increased approximately $3 million between December 31, 2001 and September 30, 2002 due to an increase in the actuarially determined expense recognized. Actuarial valuations of the Company’s future obligations now indicate that the Company’s retiree health benefit costs will continue to increase in the near term and then decline to zero over the next approximately thirty-five years as the number of eligible beneficiaries declines. The Company currently expects to incur cash costs in excess of $20,000,000 for heritage health benefit costs in 2002. The Company expects to incur cash costs of approximately $3,000,000 for workers’ compensation benefits in 2002, and expects that amount to steadily decline to zero over the next approximately nineteen years. There were no workers’ compensation obligations assumed in conjunction with the 2001 acquisitions as all the acquired operations are fully insured for that potential liability.

The Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions for the payment of future benefits. The Trustees set the level of security for each company at an amount equal to three years’ benefits. The bond amount and the amount to be secured are reviewed and adjusted on an annual basis. The Company secured its obligation in 2001 by posting a bond for $21 million. The bond was collateralized by U.S. Government-backed securities in the amount of $7,968,000 at March 31, 2001 which amount the Company withdrew during the second quarter of 2001 in connection with a change of bonding agents. The Company’s previous bonding agent required collateral equal to approximately 40% of the bonded amount. The Company’s bond amount increased to approximately $25 million in early 2002 but was then reduced to approximately $22 million during the second quarter of 2002 by the Trustees of the 1992 UMWA Plan. The Company’s bonding agent required cash collateral of $300,000 to support the increased bond amount, which amount was deposited in June 2002. The amount of the bond collateral is periodically reviewed by the bonding agent and may be increased back to prior levels of approximately 40% of the bonded amount.

In connection with its dismissal from Chapter 11 in 1998, the Company agreed to secure its obligations under the Master Agreement for a period of six years by providing a Contingent Promissory Note (“Note”). The original principal amount of the Note was $12 million. The Company collateralized its obligations under the Note in part by posting $6 million for the first three years in an escrow account. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial tests specified in the Note, or failed to maintain a required balance of $6 million in an escrow account through 2001. The Company met all of these requirements through 2001 and, accordingly, in January 2002, the principal amount of the Note was reduced to $6 million and the $6 million collateral was returned to the Company on May 1, 2002. The remaining Note amount of $6 million is secured by the ROVA cash flows to the Company which must be maintained at a minimum of $8 million per year.

A Medicare prescription drug benefit that covers Medicare-eligible beneficiaries covered by the Coal Act could reduce one of the Company’s largest costs. Of the over $20 million per year paid for retirees’ health care costs, more than 50% is for prescription drugs. Provision of such a benefit continues to be debated on the national level, and although both Republicans and Democrats proposed new bills in the most recent Congress, none of the bills passed before Congress recessed in August 2002. There is no assurance at this time what, if any, new proposal will be enacted into law or what effect that it may have on the Company’s obligation.

The Company expects that there will be continued upward pressure on corporate insurance and surety bonding rates as a result of insurers’ world-wide loss experiences over the past several years, the terrorist attacks in September 2001 and ongoing threats around the world. Property and casualty premiums are increasing by extraordinary amounts and some companies face limitations on the amount of coverage and bonding capacity available to them. Westmoreland was able to maintain all required insurance coverage and capacity as of July 1, 2002 but at higher premiums. At the end of the third quarter, the Company formed an offshore-based captive insurance company to help mitigate the effect of escalating premiums. The captive insurance company will elect to be a U.S. tax paying entity.

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

The final purchase price for the acquisition of Montana Power’s coal business is subject to adjustment. As discussed in Item 3 Legal Proceedings of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and updated in Part II, Item 1 Legal Proceedings of this Quarterly Report, the Company and Montana Power were not able to agree on either the amount of the purchase price adjustment or the methodology to calculate the adjustment within the time frame provided for under the Purchase Agreement. The Company initiated an action in the Supreme Court of New York on November 26, 2001, seeking specific performance of the purchase price methodology provided for under the Purchase Agreement. Any change in the purchase price will cause a change to the preliminary purchase price allocation. If the purchase price is reduced, the Company and WML may be required to use the proceeds received from Entech and Montana Power to pay down the indebtedness described in Note 3 to the Consolidated Financial Statements. In the unlikely event an additional purchase price payment is required it would likely be funded by the use of WML’s revolving credit facility. Although there can be no assurance as to the ultimate outcome of this dispute, the Company believes its claims are meritorious and intends to pursue its rights vigorously.

The Company’s ongoing and future business needs may also affect liquidity. The Company does not anticipate that its coal and power production will diminish materially as a result of the current economic downturn because the independent power projects in which the Company owns interests and the power plants that purchase coal mined by the Company produce relatively low-cost, baseload power. In addition, a majority of the Company’s production is sold under long-term contracts, which help insulate the Company from unfavorable reductions in tons sold. However, contract price reopeners, contract expirations or terminations, and market competition could affect future price and production levels. Also, the Company’s largest customers include companies which have subsidiaries who have suffered downgraded credit ratings which may later affect the customers as the entire energy industry is impacted by tighter liquidity. The Company invoices its customers for coal sales either semi-monthly or monthly and limits its credit exposure by closely monitoring its accounts receivable.

Effective July 1, 2002, the Company reached an agreement with Reliant Energy, Inc., now CenterPoint Energy, Inc. (“CNP”), on the price and tons of lignite committed to the Limestone Electric Generating Station from the Jewett Mine for the second half of 2002 through December, 2003 under the Amended Lignite Supply Agreement (“ALSA”) which expires in 2015. Sales to CNP represented approximately 38% of the Company’s total coal revenues for the nine months of 2002. As reported previously, the ALSA, entered into by the Jewett Mine’s prior owner in 1998, called for a change beginning July 1, 2002 from a cost-plus fees contract to one determined annually by use of market-based pricing mechanisms. As expected, the transition to a price determined in large part by reference to, among other things, market prices for Southern Powder River Basin coal (the equivalent price) will result in revenues and profit at the Jewett Mine that will be lower than historical levels beginning in the third quarter of 2002 and for at least the 18 months thereafter. However, NWR’s settlement with CNP provides price and tonnage which should assure that the Jewett Mine is profitable at least through the end of 2003. Under the terms of the ALSA, which preserved Jewett’s right to supply 100% of Limestone’s fuel requirements so long as NWR meets the SPRB equivalent price, the price for the Jewett Mine’s lignite will be renegotiated annually for each twelve-month period after 2003. Higher market prices for coal could benefit Jewett in the future. Another important element of the settlement reached by the parties in July is that NWR will have the opportunity to observe the SPRB tests, which results could also affect the value and demand for Jewett’s lignite beginning in 2004. CNP is obligated under the settlement to make best efforts to achieve NOx compliance with a blend of fuel that includes a minimum of 7 million tons per year of lignite.

In previous years, WRI expended approximately $4.1 million to repair the dragline at WRI. All of these expenditures substantially increased the productive life of the dragline and therefore, were capitalized. The Company believes that, under the terms of WRI’s agreements with WGI, WGI is responsible for all of these expenditures. WRI expended these amounts to assure continued, uninterrupted production at WRI, and has demanded reimbursement from WGI for the full cost of the repair. WGI has reimbursed WRI for approximately $530,000 of these costs. On March 7, 2000, WRI commenced litigation against WGI in the United States District Court for the District of Montana seeking, among other things, payment by WGI of approximately $3.6 million of dragline repair costs paid by WRI, plus accrued interest. The Company has not recorded any amounts that may be recoverable from WGI in its Consolidated Financial Statements. On March 2, 2001, WGI announced that it was facing a severe near-term liquidity problem due to a delay in resolving purchase price adjustments in connection with an acquisition and in May 2001 WGI sought protection in the bankruptcy court in Reno, Nevada. WRI filed claims against WGI to recover the cost of repairing the dragline, for overcharges on mining costs, potential royalty underpayment as alleged by the MMS and seeking adequate assurances that WGI will perform its contractual obligations regarding reclamation. In addition, WRI objected to the assumption of existing contract mining agreements between WRI and WGI. While WGI’s plan of reorganization has been approved, WRI’s issues remain unresolved and pending in the bankruptcy court. The bankruptcy court lifted the automatic stay allowing the dragline litigation to proceed in the United States District Court in Billings, Montana.

As described in Note 9 to the Consolidated Financial Statements, WRI has reached an agreement in principle that settles all of the pending litigation subject to approval of the bankruptcy court. In addition to a reduced mining price at WRI and the provision of security by WGI for performance of its reclamation obligations, the agreement provides that WGI will pay $3.6 million of dragline repair costs and settle claims for amounts withheld by WRI for past unpaid mining costs. When received, these funds will be available immediately to pay dividends to WRI shareholders, 80% of which comes to the Company. The dragline reimbursement will decrease its carrying value and decrease future depletion expense.

The Company has certain contract contingencies, which may impact future sales, prices received and cost of operations. These include, but are not limited to:

•	WRI’s dispute with WGI regarding both past and current pricing for contract mining services. As described in Note 8 to the Consolidated Financial Statements, the dispute regarding pricing for contract mining services constrains the earnings of WRI (and the Company) and has continued to limit the amount of dividends from WRI to the Company, consistent with historical dividend levels. The pending settlement agreement described above resolves the dispute and is expected to decrease cost of coal sales and increase net earnings, dividends, and cash flow to the Company.
•	Replacement or extension of the current coal supply agreement with WRI’s largest customer which expires at the end of 2002. The impact of any new agreement with Xcel can not be determined without the final resolution of a new contract mining agreement with WGI.
•	A price reopener triggered in July 2001 under WECO’s Coal Supply Agreement with the owners of Colstrip Units 1 and 2. The Company believes that the price reopener will ultimately result in an increase in the overall value of the Coal Supply Agreement to the Company.

In addition, there are other issues regarding royalty payments, state income tax audits, property taxes and reclamation obligations, which may affect the Company, but their impact is not known at this time.

Westmoreland Terminal Company’s interest in DTA is being utilized at less than capacity and is incurring operating losses due to the continued softness of the export market for U.S. coal and a lack of throughput for the Company’s space at the terminal. An impairment of the Company’s investment in DTA was recognized during third quarter 2002 as discussed in Results of Operations below. Alternatives for this facility and steps to lower operating losses are being evaluated and pursued by the Company.

The Company has a 4.49% interest in the Ft. Lupton power project. No distributions have been received from that project since 1999 and are not expected to resume until 2005 due to spikes in natural gas prices which reduced earnings and caused non-compliance with debt ratios. Until debt ratios are brought back into compliance, no distributions are allowed.

The Company is mindful of the need to manage costs with respect to the timing of receipts, and variations in distributions or expected performance. For instance, scheduled coal customer plant outages during 2003, primarily during the second quarter, and scheduled outages at the ROVA power projects during the first and third quarters are expected to reduce revenues and profits during those periods. Also, the Jewett Mine’s recent transition to market-based pricing is expected to provide lower profits during the 18 months ending December 31, 2003 than compared to the cost-plus mechanism previously in place. Therefore, the Company continues to take steps to conserve cash wherever possible. The Company has in place a $7 million revolving line of credit for general corporate purposes, of which $6.0 million was available as of September 30, 2002.

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

Sources of potential additional future liquidity may also include a higher than normal dividend from WRI after resolution of the WGI disputes discussed above, the sale of non-strategic assets, reimbursement of amounts paid to the 1974 UMWA Pension Plan and increased cash flow from existing operations. Approximately $1.1 million from the Ft. Drum dispute with the U.S. Army was collected during fourth quarter 2002 and was recognized as “other income” during the third quarter 2002 as described in Part II, Item 1, “Legal Proceedings”.

A possible short-term impact on the Company’s liquidity is its obligation in mid-2003 to pay the vested benefit of the long-term incentive performance units granted in 2000 under the Company’s 2000 Performance Unit Plan. That plan tied the amount of the incentive to the absolute increase in stock value over three years. The obligation fluctuates with changes in the market value of the Company’s common stock but is estimated to be $4.2 million as of September 30, 2002. A portion of the 2003 payment may be voluntarily deferred by the recipients to future years using the Company’s newly adopted Deferred Compensation Plan. Also, at the discretion of the Board of Directors, some or all of the obligation can be paid by issuing Company stock, to the extent approved by shareholders. Additional long-term incentive obligations may be payable in future years but the potential expense is more limited since the value of the awards is linked to the relative appreciation in stock value and is capped.

The Company’s five separate defined benefit pension plans (WCC, NWR, etc.) for its full-time employees could have a long-term impact on liquidity determined primarily by investment returns on the plans’ assets. During the third quarter of 2002, one of the plans required an additional contribution of $78,000 with increasing contributions expected to be required in future years. It is estimated the remaining four plans will not require contributions until 2004 or after due to existing funded surpluses. However, by combining three of the plans, additional contributions can be postponed until 2005 and the total payments reduced. Therefore, the Board of Directors has approved combining three of the plans effective for the current plan year. However, based upon current actuarial assumptions and projections, the required minimum annual cash contributions will grow from approximately $1.2 million in 2005 to $5.1 million in 2008. These payments will negatively impact the Company’s cash flow unless investment returns improve or funding requirements change.

In conclusion, there are many factors which can both positively or negatively affect the Company’s liquidity and cash flow. Management believes that cash flows from operations, along with available borrowings, should be sufficient to pay the Company’s heritage health benefit costs, meet repayment requirements of the debt facilities, meet pension plan funding requirements, pay long-term performance plan obligations and fund ongoing business activities as long as currently anticipated surplus cash distributions from WML are received. At the same time, the Company continues to explore contingent sources of additional liquidity on an ongoing basis and to evaluate opportunities to expand and/or restructure its debt obligations and improve its capital structure.

Preferred Dividends and Stock Repurchase Plan

The Board of Directors regularly reviews the subjects of current preferred stock dividends and the accumulated unpaid preferred stock dividends, and is committed to meeting its obligations to the preferred shareholders in a manner consistent with the best interests of all shareholders. On August 9, 2002 the Board of Directors declared a dividend of $0.15 per depositary share payable on October 1, 2002 to holders of record as of September 17, 2002. Each depositary share represents one-quarter of a share of the Company’s Series A Convertible Exchangeable Preferred Stock. On November 8, 2002, the Board of Directors declared a dividend of $0.15 per depositary share payable on January 1, 2003 to holders of record as of December 9, 2002.

On August 9, 2002 Westmoreland’s Board of Directors authorized the repurchase of up to 10% of the outstanding depositary shares on the open market or in privately negotiated transactions with institutional and accredited investors between then and the end of 2004. The timing and amount of depositary shares repurchased will be determined by the Company’s management based on its evaluation of the Company’s capital resources, the price of the depositary shares offered to the Company and other factors. The program will expire at the end of 2004. Any acquired shares will be converted into shares of Series A Convertible Exchangeable Preferred Stock and retired. The repurchase program will be funded from working capital which may be currently available, or become available to the Company. During the third quarter, 7,500 depositary shares were repurchased by the Company at a total cost of $244,000.

Resumption of a dividend payment and the repurchase plan reflect the reestablishment of profitability as a result of the Company’s successful initial implementation of its strategic plan for growth and the Company’s continuing commitment to preferred shareholders.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001.

Coal Operations. The decrease in coal revenues to $70,748,000 in the third quarter of 2002 from $85,957,000 in 2001‘s third quarter is primarily the result of the new market-based price effective July 1, 2002 under the ALSA at the Jewett Mine which was lower, as expected, than the previous cost-plus fees. There was also a reduction in tons sold at the Rosebud Mine due to an unplanned outage at a customer’s plant as discussed below. Cost as a percentage of revenues was 74% during both of the third quarters of 2002 and 2001. Almost all of the tons sold in 2002 were sold under long-term contracts, primarily to owners of power plants located adjacent to the Company’s mines. It is currently expected that Jewett’s annual tonnage commitment and price will be renegotiated annually for each twelve-month period after 2003 through expiration of the contract in 2015.

Although the third quarter results from coal operations improved from the second quarter, they were negatively impacted by an unplanned outage at the Colstrip Station which continued into July and reduced sales from the Rosebud Mine during the third quarter. Mining operations were managed to minimize costs during the outage. As anticipated, some, but not all, of the tons not sold due to the outage have been made up in the third quarter and more will be made up in the fourth quarter. Also, tons sold by the Jewett Mine increased during the third quarter compared to the second quarter of 2002 which experienced reduced demand due to mild weather and the economic slowdown. However, tons sold were 8% less than the third quarter of 2001 due to a test burn of SPRB coal at the Limestone Station.

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter Ended
	September 30,
	2002	2001	Change

Revenues – thousands	$70,748	$85,957	(18)%

Volumes – millions of equivalent coal tons	6.635	7.524	(12)%

Cost of sales – thousands	$52,198	$63,528	(18)%

Depreciation, depletion and amortization of $3,247,000 in the third quarter of 2002 was comparable to $3,404,000 in 2001‘s third quarter.

Independent Power. Equity in earnings from independent power projects was $4,532,000 in the third quarter 2002 compared to $4,470,000 in the quarter ended September 30, 2001. Neither period had scheduled maintenance outages which resulted in high capacity factors. For the quarters ended September 30, 2002 and 2001, the ROVA projects produced 447,000 and 441,000 megawatt hours, respectively, and achieved average capacity factors of 97% and 96%, respectively.

Terminal Operations. Losses at Westmoreland Terminal Company (“WTC”), a wholly-owned subsidiary of the Company, continue due to low throughput volume at Dominion Terminal Associates (“DTA”) as a result of continued weakness in the export market and cost-sharing obligations. WTC owns a 20% interest in DTA. WTC is dependent upon its customers’ coal export business to maintain an acceptable level of throughput. The coal export business has experienced a significant decline due to a decline in worldwide demand for metallurgical as well as steam coal and intense competitive pressure from coal suppliers in other nations. The Company does not believe that those competitive pressures will abate in the near term. WTC’s remaining investment of $3,712,000 in DTA was expensed as a non-cash impairment charge during the third quarter of 2002 as a result of continuing losses and an agreement by one of the terminal's other owners which disposes of its interest in DTA. The Company is pursuing several alternatives to reduce or eliminate losses at DTA and management believes that potential value may ultimately be realized from the terminal facilities if its use is increased or modified. It should be noted that recognition of the impairment charge will not reduce the Company’s obligation for continued cash operating expenses or the ongoing recognition of such losses.

Costs and Expenses. Selling and administrative expenses were $8,921,000 in the quarter ended September 30, 2002 compared to $6,592,000 in the quarter ended September 30, 2001. The amounts for the third quarters of 2002 and 2001 include $4,746,000 and $4,256,000, respectively, incurred by the four mines acquired in 2001. Also contributing to the 2002 quarter’s increase was higher non-cash compensation expense for long-term incentives, with an expense of $578,000 in the third quarter of 2002 compared to an expense of $4,000 during the third quarter of 2001. Of the $578,000 expense in 2002, $50,000 was for performance units granted in 2000, $88,000 was for performance units granted in 2001 and $440,000 was for performance units granted in 2002. The long-term incentive plan program is designed to link management interests with those of shareholders by tieing long-term incentive compensation directly to appreciation in the value of the Company’s common stock. Performance units were granted in 2000 and 2001 because the Company did not have an adequate number of qualified stock options available for award and lesser amounts were granted in 2002 as more qualified stock options were available as a result of shareholder approval of a new pool in May, 2002. The expense for performance units (performance units, unlike stock options, are expensed) fluctuates with changes in the market value of the Company’s common stock. Vesting occurs over three years, but none of the performance units granted in 2000 will be paid until 2003, none of the performance units granted in 2001 will be paid until 2004 and none of the performance units granted in 2002 will be paid until 2005, and all can be paid at the discretion of the Board of Directors in Company stock, to the extent approved by shareholders. The amount payable for the performance units granted in 2000 are linked to the absolute change in value of the Company’s stock. The amount payable for the performance units granted in 2001 and 2002 are linked to the relative appreciation in the Company’s stock and is capped to limit the potential amount of variable expense. The overall increase in selling and administrative expenses in 2002 is also due to higher legal costs related primarily to WRI’s dispute with WGI, to annual salary increases and to the addition of employees associated with the Company’s growth. Medical claims under the Company’s self-insured plan for active employees were also higher in 2002.

Heritage health benefit costs increased 24%, or $1.3 million in the third quarter 2002 compared to third quarter 2001 as a result of increased actuarially determined costs for postretirement medical plans partially offset by a favorable actuarial valuation adjustment to the pneumoconiosis benefit obligation.

During the third quarter of 2002, the Company recognized a gain of $1.1 million in connection with an administrative decision compensating the owners of the Ft. Drum independent power project for the U.S. Army’s unilateral decision to reduce the price it paid under its contract with the project.

Interest expense was $2,637,000 and $3,064,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease was due to repayment of the initial $20 million term debt of the acquisition financing. Interest income decreased in 2002 due to lower rates despite the larger amounts the Company holds in interest-bearing deposit accounts.

As a result of the recent acquisitions, the Company recognized a $55,600,000 deferred income tax asset in April 2001 which assumes that a portion of previously unrecognized net operating loss carryforwards will be utilized because of the projected generation of future taxable income. The deferred asset increased to $58,340,000 as of September 30, 2002 because of temporary differences (such as accruals for pension and reclamation expense, which are not deductible for tax purposes until paid) arising during the intervening period and due to a reduction of the deferred income tax valuation allowance discussed above and is comprised of both a current and long-term portion. When taxable income is generated, the deferred tax asset relating to the Company’s net operating loss carryforwards is reduced and a deferred tax expense (non-cash) is recognized although no regular Federal income taxes are paid. Income tax benefit for 2002 represents a current income tax obligation for State income taxes, and the utilization of a portion of the Company’s net operating loss carryforwards, net of the impact of changes in deferred tax assets and liabilities. The Federal Alternative Minimum Tax regulations were changed to allow 100% utilization of net operating loss carryforwards in 2001 and 2002 thereby eliminating all of the Company’s current Federal income tax expense.

Other Comprehensive Income. The other comprehensive loss of $292,000 (net of income taxes of $195,000) recognized during the quarter ended September 30, 2002 represents the change in the unrealized loss on an interest rate swap agreement on the ROVA debt caused by changes in market interest rates during the period. This compares to other comprehensive loss of $667,000 (net of income taxes of $446,000) for the quarter ended September 30, 2001. If market interest rates continue to decrease prior to repayment of the debt, additional comprehensive losses will be recognized. Conversely, increases in market interest rates would result in comprehensive gains.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Coal Operations. Coal revenues increased to $231,052,000 for the nine months ended September 30, 2002 from $148,165,000 for the nine months ended September 30, 2001. This increase is primarily the result of the Company enjoying a full nine months of contributions in 2002 of the acquisitions completed in April 2001. Equivalent tons sold include petroleum coke sales which continued through June 2002. Costs, as a percentage of revenues, were 75% in 2002 and 2001.

The coal operations results for the first nine months of 2002 were negatively impacted by reduced power plant demands during the first six months of the year at LEGS which is supplied by the Jewett Mine and unplanned outages at the Colstrip Station, affecting shipments from the Rosebud Mine as well as the price reduction at the Jewett Mine as discussed above.

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Nine Months Ended
	September 30,
	2002	2001	Change

Revenues – thousands	$231,052	$148,165	56%

Volumes – millions of equivalent coal tons	19.476	13.661	43%

Cost of sales – thousands	$173,680	$110,790	57%

Independent Power. Equity in earnings from the independent power projects was $11,124,000 and $12,735,000 for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, the ROVA projects produced 1,250,000 megawatt hours and achieved capacity factors of 91% in both periods. The 2001 period includes $1,286,000 in equity in earnings from the three Virginia projects that were sold in March 2001. The nine months of 2001 also benefited from a restructured power purchase agreement for ROVA. Plant operating expenses in 2002 included unusual turbine maintenance costs.

Terminal Operations. The non-cash impairment charge of $3,712,000 for DTA was discussed above in the three month analysis.

Costs and Expenses. Selling and administrative expenses were $24,629,000 for the nine months ended September 30, 2002 compared to $15,903,000 for the nine months ended September 30, 2001. The increase includes $14,397,000 incurred by the Company’s four new mines for the full nine months in 2002 compared to $7,359,000 for the five months included in 2001. There was a decrease in 2002 in the non–cash compensation expense for the Company’s Performance Unit Plan which was $1,156,000 in the nine months of 2002 compared to $2,382,000 in 2001 as the result of a decline in the Company’s stock price. The design and vesting of this plan is discussed in the quarter-to-quarter comparison above.

Heritage health benefit costs increased 17%, or $2,859,000, in the 2002 nine-month period compared to 2001 as a result of increased costs for postretirement medical plans as actuarially determined.

During the nine months of 2002, there was a $1.1 million gain from Ft. Drum discussed above and a $41,000 gain from the sale of used mine equipment. For the nine months of 2001 there was a loss of $123,000 related to the sale of the Ft. Drum independent power project and a $669,000 loss related to the sale of the Company’s interest in the three Virginia independent power projects.

Interest expense was $8,171,000 and $5,497,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase was mainly due to the acquisition financing obtained during the second quarter of 2001. Interest income decreased in 2002 due to lower rates earned despite the larger deposits acquired in the acquisitions.

When taxable income is generated, the deferred tax asset relating to the Company’s net operating loss carryforwards is reduced and a deferred tax expense (non-cash) is recognized although no regular Federal income taxes are paid. Current income tax expense in both 2002 and 2001 relate to State income tax obligations. During the nine months of 2002, the deferred income tax benefit of $1,292,000 includes a $1,100,000 benefit recognized for the reduction of the valuation allowance associated with unused Federal net operating loss carryforwards which are now expected to be utilized. The remaining deferred tax benefit is the result of changes in deferred tax assets and liabilities (such as accruals for pension and reclamation expense which are not deductible for tax purposes until paid).

Other Comprehensive Income. The other comprehensive loss of $234,000 (net of income taxes of $156,000) recognized during the nine months ended September 30, 2002 represents the change in the unrealized loss on an interest rate swap agreement on the ROVA debt caused by changes in market interest rates during the period. This compares to the other comprehensive loss of $2,060,000 (net of income taxes of $1,374,000) for the nine months ended September 30, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Allocations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. Management is currently assessing the impact of SFAS 143 on the Company’s consolidated financial statements for future periods.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

The Company, through its subsidiaries Westmoreland Resources, Inc. and Westmoreland Mining LLC, produces and sells coal to third parties from coal mining operations in Montana, North Dakota and Texas, and through its subsidiary Westmoreland Energy, Inc. produces and sells electricity and steam to third parties from its independent power projects located in North Carolina and Colorado. Nearly all of the Company’s coal production and all of its electricity and steam production is sold through long-term contracts with customers. These long-term contracts can help to reduce the Company’s annual exposure to market changes in commodity prices. The Company has not entered into derivative contracts to manage its exposure to changes in commodity prices, and was not a party to any such contracts at September 30, 2002.

Interest Rate Risk

The Company is subject to interest rate risk on its revolving lines of credit, which have variable rates of interest indexed to either the prime rate or LIBOR. Interest rates on these instruments approximate current market rates as of September 30, 2002. Based on the balances outstanding as of September 30, 2002, a one percent change in the prime interest rate or LIBOR would increase interest expense by $10,000 on an annual basis. The Company’s heritage health benefit costs are also impacted by interest rate changes because its pension, pneumoconiosis and post-retirement medical benefit obligations are recorded on a discounted basis.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

Washington Group International, Inc. (“WGI”) filed a petition in the U.S. Bankruptcy Court in Reno, Nevada on May 14, 2001. WRI subsequently asserted various claims and has objected to WGI’s assumption of the mining contract between WRI and WGI. All of the claims and the objection to the contract assumption are pending but may be settled pursuant to an agreement in principle reached by the parties. See Note 9 “Contingencies” to the Consolidated Financial Statements, which is incorporated by reference herein.

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, “Item 3 - Legal Proceedings,” the Company has other litigation which is still pending. As discussed in Note 8 “Contingencies” of the Notes to Consolidated Financial Statements, in the litigation involving the purchase price adjustment dispute, on July 5, 2002, the New York Appellate Division, First Department, affirmed a decision of a New York trial court that ordered Entech to follow the purchase price adjustment methodology provided in the Purchase Agreement and to use an independent accountant to resolve all of Westmoreland’s objections to Entech’s closing certificates. On August 8, 2002 the Company received notice that Entech has petitioned the New York Court of Appeals to exercise its judicial discretion and accept an appeal of that decision. The Company was notified on October 25, 2002 that the New York Court of Appeals had agreed to hear the Entech appeal. The parties will brief and argue the case. No decision is expected until the second quarter 2003. Westmoreland has also initiated contempt proceedings to compel Entech to comply with the courts’ rulings. The contempt motion was argued on October 7, 2002 and the Judge is expected to rule in the next few weeks.

When Westmoreland Energy’s interest in the Ft. Drum Project was sold, the Company retained its rights to any award in a pending dispute with the U.S. Army over its unilateral decision to reduce the contract price paid for high temperature water produced by the Ft. Drum power project. On April 5, 2002, the administrative procedures associated with a review of the U.S. Army decision resulted in a favorable verdict. The Army did not appeal this decision and the judgment became final. The Company received approximately $1.1 million on October 31, 2002.

On October 24, 2002, Westmoreland Coal Company and Westmoreland Mining LLC was advised that they are two of several defendants in a lawsuit in the Montana Second Judicial District Court, Cause No. DV-01-141. The original complaint did not name Westmoreland as a defendant and was filed August 26, 2002. On October 4, 2002 the Court granted permission to the Plaintiffs to file a Fourth Amended Complaint which names both Westmoreland Coal Company and Westmoreland Mining LLC as defendants. The Plaintiffs are Margaret A. McGreevey, et al; the defendants are Montana Power Company, various officers and directors of Montana Power, financial advisors and investment bankers, attorneys that advised Montana Power and the purchasers of generating assets, the independent power business, gas and oil business, transmission assets and coal businesses (including Westmoreland). Each transaction was independent of the other transactions and produced substantial value for Montana Power. The Plaintiffs, shareholders of Montana Power, allege among other matters that the sale of Montana Power’s coal business on April 30, 2001 to Westmoreland Mining LLC, was part of an integrated plan to divest substantially all of the assets of Montana Power and was not approved by its shareholders. The Plaintiffs seek a determination that the sale was null and void, and that constructive trusts be established for the generation assets, oil and gas business, independent power business, coal business, and transmission assets that were sold. Westmoreland acquired the Montana Power coal business in an auction process and, as a good faith purchaser for value, will vigorously defend the litigation. The litigation is in very preliminary stages and it is impossible to predict the outcome.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

See Note 4 "Capital Stock" to the Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

(1)	On July 31, 2002, the Company filed a report on Form 8-K regarding its press release on July 31, 2002 providing an earnings estimate for the second quarter ended June 30, 2002.

(2)	On August 9, 2002, the Company filed a report on Form 8-K announcing its Board of Directors has authorized a dividend of $0.15 per depository share payable on October 1, 2002 to holders of record as of September 17, 2002. The Company's Board of Directors also authorized the repurchase of up to 10% of the outstanding depository shares on the open market or in privately negotiated transactions with institutional and accredited investors.

(3)	On November 5, 2002, the Company filed a report on Form 8-K regarding its press release on November 1, 2002 announcing that it had received a $1.1 million payment from the U.S. Army in connection with a favorable judgment in litigation between the Army and the Ft. Drum Power Project.

(4)	On November 8, 2002, the Company filed a report on Form 8-K announcing its Board of Directors has authorized a dividend of $0.15 per depositary share payable on January 1, 2003 to holders of record as of December 9, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: November 14, 2002	/s/ Ronald H. Beck
Ronald H. Beck
Vice President - Finance and
Treasurer
(A Duly Authorized Officer)

/s/ Thomas S. Barta
Thomas S. Barta
Controller
(Principal Accounting Officer)

CERTIFICATION

I, Christopher K. Seglem, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Westmoreland Coal Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Christopher K. Seglem
Name: Christopher K. Seglem
Title: Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Robert J. Jaeger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Westmoreland Coal Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Robert J. Jaeger
Name: Robert J. Jaeger
Title: Senior Vice President and Chief Financial Officer

Exhibit 99.1

STATEMENT PURSUANT TO 18 U.S.C.§1350

Pursuant to 18 U.S.C. § 1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Westmoreland Coal Company.

Dated: November 14, 2002	/s/ Christopher K. Seglem
Christopher K. Seglem
Chief Executive Officer

Dated: November 14, 2002	/s/ Robert J. Jaeger
Robert J. Jaeger
Chief Financial Officer