Form 10-Q
period 2003-03-31
WESTMORELAND COAL CO
filed 2003-05-13
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X      No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   X      No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2003: Common stock, $2.50 par value: 7,755,911

PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2003	2002

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$9,993	$9,845
Receivables:
Trade	27,831	20,962
Other	6,758	1,221

	34,589	22,183
Inventories	14,694	14,018
Restricted cash	8,402	8,497
Deferred income taxes	16,167	15,831
Other current assets	5,707	6,765

Total current assets	89,552	77,139

Property, plant and equipment:
Land and mineral rights	19,148	53,314
Capitalized asset retirement cost	97,384	-
Plant and equipment	86,676	197,759

	203,208	251,073
Less accumulated depreciation and depletion	58,315	61,541

Net property, plant and equipment	144,893	189,532

Deferred income taxes	50,219	49,253
Investment in independent power projects	31,727	33,407
Excess of trust assets over pneumoconiosis benefit
obligation	6,811	7,665
Restricted cash and bond collateral	10,219	8,790
Advanced coal royalties	4,588	4,639
Deferred overburden removal costs	9,338	10,348
Reclamation deposits	49,904	49,484
Contractual third party reclamation obligations	23,613	29,263
Other assets	11,678	12,437

Total Assets	$432,542	$471,957

See accompanying Notes to Consolidated Financial Statements.

(Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)

	(Unaudited)
	March 31,	December 31,
	2003	2002

	(in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$9,644	$8,852
Accounts payable and accrued expenses:
Trade	26,515	27,070
Income taxes	1,226	594
Production taxes	16,243	14,273
Workers’ compensation	2,335	2,335
Postretirement medical costs	12,787	12,787
1974 UMWA Pension Plan obligations	1,500	1,473
Asset retirement obligation	8,372	11,381

Total current liabilities	78,622	78,765

Long-term debt, less current installments	87,413	91,305
Accrual for workers’ compensation, less current portion	7,849	8,405
Accrual for postretirement medical costs, less current
portion	106,151	104,336
Accrual for pension and SERP costs	4,941	4,341
1974 UMWA Pension Plan obligations, less current
portion	6,186	6,562
Asset retirement obligation, less current portion	108,735	148,410
Other liabilities	7,818	6,732
Minority interest	4,644	4,533

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 205,083 shares at March 31,
2003 and 206,833 shares at December 31, 2002	205	207
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 7,739,863 shares at
March 31, 2003 and 7,711,379 shares
at December 31, 2002	19,350	19,278
Other paid-in capital	70,954	70,908
Accumulated other comprehensive loss	(4,970)	(5,101)
Accumulated deficit	(65,356)	(66,724)

Total shareholders' equity	20,183	18,568

Total Liabilities and Shareholders' Equity	$432,542	$471,957

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations

	(Unaudited)
Three Months Ended March 31,	2003	2002

	(in thousands)

Revenues:
Coal	$74,513	$78,416
Independent power projects – equity in earnings	3,771	4,797

	78,284	83,213

Costs and expenses:
Cost of sales – coal	58,190	58,865
Depreciation, depletion and amortization	2,956	3,149
Selling and administrative	7,112	8,667
Heritage health benefit costs	7,517	6,726
Gain on sales of assets	-	(40)

	75,775	77,367

Operating income from continuing operations	2,509	5,846

Other income (expense):
Interest expense	(2,539)	(2,805)
Interest income	539	523
Minority interest	(111)	(182)
Other income	207	80

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	605	3,462
Income tax benefit (expense) from continuing operations	910	(802)

Net income from continuing operations before cumulative effect of change in accounting principle	1,515	2,660
Discontinued operations:
Loss from operations of discontinued terminal segment	(306)	(548)
Income tax benefit	122	219

Loss from discontinued operations	(184)	(329)

Net income before cumulative effect of change in accounting principle	1,331	2,331
Cumulative effect of change in accounting principle, net of income tax expense of $108	161	-

Net income	1,492	2,331
Less preferred stock dividend requirements	(440)	(444)

Net income applicable to common shareholders	$1,052	$1,887

See accompanying Notes to Consolidated Financial Statements.

(Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations (Continued)

	(Unaudited)
Three Months Ended March 31,	2003	2002

	(in thousands)

Net income per share applicable to common shareholders
before cumulative effect of change in accounting principle:
Basic	$.12	$.25
Diluted	$.11	$.23
Net income per share applicable to common shareholders from cumulative effect of change in accounting principle -
Basic and diluted	$.02	$-

Net income per share applicable to common shareholders:
Basic	$.14	$.25
Diluted	$.13	$.23

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Net income applicable to common shareholders	$891	$1,973
Net income per share applicable to common shareholders:
Basic	$.12	$.26
Diluted	$.11	$.24

Weighted average number of common shares outstanding:
Basic	7,728	7,531
Diluted	8,223	8,103

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Equity
and Comprehensive Income
Three Months Ended March 31, 2003
(Unaudited)

	Class A Convertible Exchangeable Preferred Stock	Common Stock	Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity

	(in thousands except share data)
Balance at December 31, 2002 (206,833 preferred shares and 7,711,379 common shares outstanding)	$ 207	$ 19,278	$ 70,908	$ (5,101)	$ (66,724)	$ 18,568
Common stock issued as
compensation (28,484 shares)	-	72	257	-	-	329
Repurchase of preferred shares
(1,750 shares)	(2)	-	(211)	-	-	(213)
Dividends declared	-	-	-	-	(124)	(124)
Net income	-	-	-	-	1,492	1,492
Net unrealized change in interest
rate swap agreement, net of
tax expense of $87	-	-	-	131	-	131
Comprehensive income						1,623

Balance at March 31, 2003
(205,083 preferred shares and
7,739,863 common shares
outstanding)	$ 205	$ 19,350	$ 70,954	$ (4,970)	$ (65,356)	$ 20,183

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows

	(Unaudited)
Three Months Ended March 31,	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income	$1,492	$2,331
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from independent power projects	(3,771)	(4,797)
Cash distributions from independent power projects	5,582	5,046
Share of losses from DTA	270	530
Cash generated by DTA	52	38
Cash contributions to DTA	(322)	(412)
Deferred income tax (benefit) expense	(1,304)	346
Depreciation, depletion and amortization	2,956	3,149
Stock compensation expense	329	323
Gain on sales of assets	-	(40)
Minority interest	111	182
Cumulative effect of change in accounting principle	(269)	-
Net change in operating assets and liabilities	1,307	1,097

Net cash provided by operating activities	6,433	7,793

Cash flows from investing activities:
Additions to property, plant and equipment	(2,357)	(2,137)
Change in restricted cash and bond collateral	(1,334)	(1,792)
Change in other long-term assets	843	1,371
Net proceeds from sales of assets	-	504

Net cash used in investing activities	(2,848)	(2,054)

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	(2,000)	2,000
Borrowings of long-term debt	850	-
Repayment of long-term debt	(1,950)	(5,075)
Dividends paid to minority interest	-	(400)
Dividends on preferred shares	(124)	-
Repurchase of preferred shares	(213)	-
Proceeds from exercise of stock options	-	40

Net cash used in financing activities	(3,437)	(3,435)

Net increase in cash and cash equivalents	148	2,304
Cash and cash equivalents, beginning of period	9,845	5,233

Cash and cash equivalents, end of period	$9,993	$7,537

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$2,309	$2,769
Income taxes	$(254)	$1

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in that Annual Report. These accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.

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

1.    NATURE OF OPERATIONS

The Company’s current principal activities, all conducted within the United States, are: (i) the production and sale of coal from Montana, North Dakota and Texas; and (ii) the development, ownership and management of interests in cogeneration and other non-regulated independent power plants. Prior to the sale of Dominion Terminal Associates (“DTA”) which is expected to occur in the second quarter of 2003, the Company was also engaged in the leasing of capacity at that coal storage and vessel loading facility. As described in Note 2, DTA’s activities have been classified as discontinued operations in the Consolidated Statements of Operations.

2.    INVESTMENT IN DOMINION TERMINAL ASSOCIATES

At March 31, 2003, Westmoreland Terminal Company, (“WTC”), a subsidiary of the Company, had a 20% interest in DTA, a partnership formed for the construction and operation of a coal-storage and vessel-loading facility in Newport News, Virginia. DTA’s annual throughput capacity is approximately 18 million tons, and its ground storage capacity is approximately 1.4 million tons. Each partner is responsible for its share of throughput and expenses at the terminal. WTC leased the terminal’s ground storage space and vessel-loading facilities and provided related support services to certain unaffiliated parties engaged in the export business. Accordingly, the Company’s loss from operations of DTA represents the revenue received from WTC’s customers, net of the Company’s share of the expenses incurred attributable to the terminal’s coal-storage and vessel loading operations.

The Company recognized a non-cash impairment charge equal to the remaining book value of its investment in DTA during the third quarter of 2002 as a result of the terminal’s continuing operating losses and the terms of an agreement by one of the terminal’s other owners to dispose of its interest in DTA. The Company will continue to share in cash operating expenses and recognize losses until the sale of its interest is completed which is expected to occur in the second quarter of 2003.

On January 29, 2003, WTC entered into a letter of intent to sell its 20% partnership interest in DTA and its industrial revenue bonds to a subsidiary of Dominion Resources, Inc. for $10.5 million. At closing, the purchaser will assume all of WTC’s DTA partnership obligations. After the closing, the Company will no longer incur DTA-related operating losses, which were $306,000 and $548,000 for the three-month periods ended March 31, 2003 and 2002, respectively. A definitive Purchase and Sale Agreement was subsequently executed on March 14, 2003. The Company will recognize a $4.5 million pretax gain when the transaction closes, which is expected to take place promptly after receipt of all bank, partnership and railroad consents or following expiration of DTA partnership rights of first refusal.

Under the terms of the Purchase and Sale Agreement, WTC has guaranteed throughput at the terminal for a period of three years. To secure the throughput commitment, the purchaser will deposit $6.0 million of the sale proceeds as collateral for a stand-by letter of credit for the benefit of the purchaser. WTC also has made certain representations about the status of its partnership interest, the industrial revenue bonds being purchased and the general condition of DTA and agreed to indemnify the purchaser for any loss incurred as a result of a breach of these representations.The liability for a breach of the representations and warranties is capped at $4.5 million. The WTC representations and warranties will expire at various times over the next several years. In addition, Westmoreland has guaranteed WTC’s obligations under the Purchase and Sale Agreement for a period of five years in an initial amount up to $4.5 million, declining to $2.5 million after 2½ years.

Due to the sale of the Company’s investment, the financial results relating to DTA have been presented as Discontinued Operations in the accompanying Consolidated Statements of Operations. The basic and diluted loss per share from these discontinued operations was $.02 and $.04 for the three-month periods ended March 31, 2003 and 2002, respectively.

3.    LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding at March 31, 2003 and December 31, 2002 under the Company’s lines of credit and long-term debt were:

	March 31, 2003	December 31, 2002

	(in thousands)
WML revolving line of credit	$-	$1,500
WML term debt	94,350	96,300
Corporate revolving line of credit	-	500
Other term debt	2,707	1,857

Total debt outstanding	97,057	100,157
Less current portion	(9,644)	(8,852)

Total long-term debt outstanding	$87,413	$91,305

Pursuant to the Westmoreland Mining LLC (“WML”) term debt agreements, WML is required to maintain a debt service reserve account and a long-term prepayment account. As of March 31, 2003, there was a total of $8.4 million in the debt service reserve account, which could be used for principal and interest payments, and $5.8 million in the long-term prepayment account. Those funds have been classified as restricted cash on the consolidated balance sheet.

The maturities of all long-term debt and the revolving credit facilities outstanding at March 31, 2003 are:

In thousands

April – December 2003	$7,054
2004	10,640
2005	10,637
2006	11,638
2007	12,267
Thereafter	44,821

$97,057

4.    CAPITAL STOCK

The Company issued Series A Convertible Exchangeable Preferred Stock (“Series A Preferred Stock”) in July 1992. Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with the Company’s principal lenders. Upon the expiration of these extension agreements, the Company paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and a subsequent shareholders’ deficit until the third quarter of 2002. Dividends of $0.60 per preferred share, or $0.15 per depositary share were paid on October 1, 2002, January 1, 2003 and April 1, 2003. A dividend of $0.15 per depositary share was declared on May 9, 2003, payable July 1, 2003. The quarterly dividends which are accumulated but unpaid through and including April 1, 2003 amount to $14.4 million in the aggregate ($70.44 per preferred share or $17.61 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

On August 9, 2002, the Company announced a preferred stock repurchase plan under which approximately 7,500 depositary shares, or 1,875 preferred shares, had been repurchased prior to the first quarter of 2003. In March 2003, the Company purchased an additional 7,000 depositary shares, or 1,750 preferred shares, for $212,800. This reduced the number of preferred shares outstanding to 205,083 and the ongoing quarterly preferred dividend requirement to $436,000. The depositary shares purchased were converted into shares of Series A Preferred Stock and retired.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of the Company’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $205,000 at March 31, 2003). The Company had shareholders’ equity at March 31, 2003 of $20.2 million and the par value of all outstanding shares of preferred stock and shares of common stock aggregated $19.6 million at March 31, 2003.

Incentive Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma effect on net income and net income per share if the compensation cost for the Company’s fixed-plan stock options had been determined based on the fair value at the grant dates consistent with SFAS No. 123:

Three Months Ended March 31,	2003	2002

(in thousands, except per share data)
Net income applicable to common shareholders:
As reported	$1,052	$1,887
Pro forma	$883	$1,762

Net income per share applicable to common shareholders:
As reported, basic	$.14	$.25
Pro forma, basic	$.11	$.23
As reported, diluted	$.13	$.23
Pro forma, diluted	$.11	$.22

Earnings per Share

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS).

	Three Months Ended
	March 31,
	2003	2002

	(in thousands)
Number of shares of common stock:
Basic EPS	7,728	7,531
Effect of dilutive option shares	495	572

Diluted EPS	8,223	8,103

Number of shares not included in diluted EPS
that would have been antidilutive because
exercise price of options was greater than the
average market price of the common shares	319	112

5.    INCOME TAXES

The provision for income taxes consists of the following:

	Three Months Ended
	March 31,
	2003	2002

	(in thousands)
Current:
Federal	$115	$-
State	263	237

	378	237

Deferred:
Federal	(1,121)	298
State	(181)	48

	(1,302)	346

Income tax (benefit) expense	$(924)	$583

The deferred income tax expense recorded for the three months ended March 31, 2003 and 2002 was reduced by $600,000 and $500,000, respectively, due to a reduction in the deferred income tax asset valuation allowance as a result of an increase in the amount of Federal net operating loss carryforwards expected to be used by the Company prior to their expiration through 2019.

6.    BUSINESS SEGMENT INFORMATION

The Company’s operations have been classified into two segments: coal and independent power. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The independent power segment includes the ownership of interests in cogeneration and other non-regulated independent power plants. The “Corporate” classification noted in the tables represents all costs not otherwise classified, including corporate office charges, heritage health benefit costs and business development expenses. Summarized financial information by segment for the quarters ended March 31, 2003 and 2002 is as follows:

Quarter ended March 31, 2003

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$74,513	$-	$-	$74,513

Equity in earnings	-	3,771	-	3,771

	74,513	3,771	-	78,284

Costs and expenses:
Cost of sales – coal	58,190	-	-	58,190
Depreciation, depletion
and amortization	2,921	6	29	2,956
Selling and administrative	4,533	198	2,381	7,112
Heritage health benefit
costs	-	-	7,517	7,517

Operating income (loss) from continuing operations	$8,869	$3,567	$(9,927)	$2,509

Capital expenditures	$2,301	$-	$56	$2,357

Property, plant and
equipment, net	$143,506	$63	$1,324	$144,893

Quarter ended March 31, 2002

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$78,416	$-	$-	$78,416

Equity in earnings	-	4,797	-	4,797

	78,416	4,797	-	83,213

Costs and expenses:
Cost of sales – coal	58,865	-	-	58,865
Depreciation, depletion
and amortization	3,123	2	24	3,149
Selling and administrative	5,391	71	3,205	8,667
Heritage health benefit
costs	-	-	6,726	6,726
Gain on sales of assets	(40)	-	-	(40)

Operating income (loss) from continuing operations	$11,077	$4,724	$(9,955)	$5,846

Capital expenditures	$2,112	$6	$19	$2,137

Property, plant and
equipment, net	$194,559	$47	$1,269	$195,875

7.    CONTINGENCIES

Protection of the Environment

As of March 31, 2003 the Company has reclamation bonds in place for its active mines in Montana, North Dakota, and Texas, and for its properties in Virginia, to assure that all currently permitted coal mining operations comply with all applicable Federal and State regulations and to assure the completion of final reclamation activities. The amount of the Company’s bonds exceeds the amount of its estimated final reclamation obligations. The Company estimates that the cost of final reclamation for its mines will total approximately $235,271,000 and that the Company will be responsible for paying approximately $185,547,000 of this amount.

On January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) as the newly required method of accounting for mine reclamation costs. SFAS No. 143 requires entities to record the fair value of asset retirement obligations, with an equivalent amount recorded as basis in the related long-lived asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period and the capitalized cost is depreciated over the useful life of the related asset. Previously, reclamation costs were accrued on an undiscounted, units-of-production basis. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

Following is a description of the changes to the Company’s asset retirement obligations from January 1, 2003 to March 31, 2003 (in thousands):

Asset retirement obligation - January 1, 2003	$115,364
Accretion	1,961
Settlements	(218)

Asset retirement obligation - March 31, 2003	$117,107

As a result of the adoption of SFAS No. 143 as of January 1, 2003, the Company recorded a gain of $161,000, net of tax expense of $108,000, for the cumulative effect of the change in accounting principle. Also as a result of the adoption of SFAS No. 143, which utilize present values, the Company reduced its recorded liability for mine reclamation from $159 million to $115 million as of January 1, 2003 (using a weighted-average discount rate of 6.8%), and reduced the net book value of its property, plant and equipment from $189 million to $145 million on its Consolidated Balance Sheets.

At the Rosebud Mine, certain customers are contractually obligated under a coal supply agreement to pay the final reclamation costs for a specific area of the mine. Several of those customers satisfied that obligation by pre-funding their respective portions of those costs. The funds are invested in cash equivalents and government-backed interest-bearing securities. As of March 31, 2003, the value of those funds, classified as reclamation deposits on the Consolidated Balance Sheets, was $49.9 million. One customer under the same coal supply agreement elected to not pre-fund its obligation. The present value of that customer’s obligation was $5.5 million as of March 31, 2003, and is classified as contractual third party reclamation obligations on the Consolidated Balance Sheets.

Also at the Rosebud Mine, all of the major customers are contractually required to reimburse the Company for contemporaneous reclamation costs as they are incurred. As of March 31, 2003, the total amount of such costs outstanding was $6.0 million, which amount is included in other receivables on the Consolidated Balance Sheets.

At the Jewett Mine, the customer is contractually responsible for all post-production reclamation obligations. The customer has posted a $50.0 million corporate guarantee with the Railroad Commission of Texas to assure performance of such final reclamation. The present value of the customer’s obligation was $12.2 million as of March 31, 2003, and is classified as contractual third party reclamation obligations on the Consolidated Balance Sheets.

At the Absaloka Mine owned by Westmoreland Resources, Inc. (“WRI”), the contract miner and 20% owner, Washington Group International, Inc. (“WGI”), is obligated to perform the vast majority of all reclamation activities, including all backfilling, regrading and seeding. WRI’s maximum responsibility for these activities is limited to $1.7 million, which amount is being pre-funded through annual installment payments to WGI of $113,000 through 2005. Once WGI has performed its final reclamation obligations, WRI will be responsible for site maintenance and monitoring until final bond release. To assure compliance, WGI has established an escrow account into which 6.5% of every contract mining payment made by WRI to WGI is currently being deposited. Starting in 2003, WRI will also deposit its annual installment of $113,000 directly into the escrow account. The present value of WGI’s obligation was $5.9 million as of March 31, 2003, and is classified as contractual third party reclamation obligations on the Consolidated Balance Sheet.

The Company believes its mining operations are in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company maintains compliance primarily through the performance of contemporaneous reclamation and maintenance and monitoring activities.

Contract Contingencies

On August 2, 1999, Northwestern Resources Co., (“NWR”), as part of a settlement of then pending litigation, entered into an Amended Lignite Supply Agreement (“ALSA”) with Reliant Energy, Inc., now CenterPoint Energy, Inc. (“CNP”), for its Limestone Electric Generating Station (“LEGS”). CNP has notified NWR that it has assigned the ALSA to Texas Genco (“TGN”), a publicly-traded, majority-owned subsidiary. The ALSA provided for a transition from the cost plus pricing mechanism of the original lignite supply agreement to a market-based pricing mechanism under the ALSA effective July 1, 2002. The market-based pricing mechanism is an annual determination of the equivalent cost of purchasing, delivering, and consuming Powder River Basin (“PRB”) coal from Wyoming at LEGS, subject to a minimum and a maximum price set forth under the ALSA. The ALSA provides that the price be redetermined annually and that annual volumes be committed eighteen months prior to the start of each calendar year’s shipments. If TGN proposes to purchase PRB coal above the amount committed to, NWR has the right of first refusal to meet the equivalent PRB price and supply lignite instead. In no event may TGN procure PRB coal for LEGS, either in addition to or in place of the committed volumes, unless NWR declines to match the equivalent price of PRB coal and deliver lignite.

In accordance with the ALSA, the parties agreed in June 2000 to lignite volumes for the period July 2002 through December 2003. The ALSA also called for the PRB equivalent price for 2002 (July through December) and the 2004 annual commitment volume to be determined by the end of June 2002. However, TGN asserted that certain cost effects associated with the uprating of at least one of its two LEGS generating units and its strategy to comply with new Texas nitrogen oxide (“NOx”) emission regulations (which take effect May 1, 2003) should be included in the calculation of the PRB equivalent price. When the parties were unable to agree on the pricing mechanism, NWR filed for a declaratory judgment in Limestone County, Texas, in December 2001. NWR claimed that the uprating and NOx compliance costs should not be included in or otherwise affect the calculation of the PRB equivalent price. NWR also claimed that it is necessary to resolve these issues before the PRB equivalent price can be calculated.

Subsequently, NWR and TGN (then Reliant Energy, Inc.) agreed to stay this litigation and resolved these issues for 2002 and 2003 by entering into an interim agreement on June 18, 2002 that (1) set firm pricing and volumes from July 1, 2002 through December 31, 2003; (2) provided TGN flexibility to test blends of PRB coal for NOx compliance in 2002; (3) obligated TGN to make best efforts to achieve a lignite-to-PRB blend that achieves NOx compliance using a minimum of 7 million tons per year of lignite; (4) obligated TGN to share its test results and allowed NWR to observe the tests; (5) reset the date for the commitment of lignite volumes for 2004 and 2005 until early in 2003; (6) stayed all related litigation until February 28, 2003 (the parties have since extended this date to May 5, 2003); and (7) required the parties to make good faith efforts to select a standing arbitrator as required under the ALSA.

In the course of testing blends of PRB coal for NOx compliance during the second half of 2002, TGN failed to take delivery of the full lignite volumes agreed upon in the June 18, 2002 letter agreement for the period July 1, 2002 to December 31, 2002. NWR has subsequently informed TGN that it expects to be compensated as provided under the June 18, 2002 interim agreement for shortfall volumes. TGN claims NWR was unable to deliver these amounts. In addition, TGN has procured certain amounts of PRB coal above the agreed-upon volume of 750,000 tons without first offering a right of first refusal to NWR. NWR has informed TGN that it is entitled to damages for this breach. TGN has asserted that it is not in breach until it uses any such coal. Since January 2003, TGN has purchased additional amounts of PRB coal without offering NWR its contractual rights of first refusal. NWR has given TGN notices of these additional contract defaults. Finally, TGN has asserted that NWR should pay royalties on lignite produced since July 1, 2002 under certain mineral leases with TGN. NWR disputes its obligation to pay such royalties. On March 10, 2003, NWR received a demand letter from TGN regarding the disputed royalties.

The parties exchanged numerous proposals to resolve these issues, but were unable to reach agreement prior to expiration of the latest stay of litigation. On May 6, 2003, NWR filed an amended petition in the District Court of Limestone County, Texas. The amended complaint includes claims for damages for TGN’s failure to take agreed volumes of lignite in 2002 and TGN’s purchases of PRB coal without providing NWR its contractual rights of first refusal. In addition, the petition claims a failure to use “best efforts” in a test burn procedure to enable LEGS to burn a minimum of 7 million tons of lignite annually from the Jewett Mine and seeks clarification of certain provisions of the ALSA and seeks a declaratory judgment regarding the interpretation of certain contract provisions. On May 6, 2003, TGN also filed a claim against NWR in the District Court of Harris County, Texas seeking payment of disputed royalties, alleging that it was owed a management fee penalty under the old Lignite Supply Agreement, and requesting a declaratory judgment regarding the application of certain contract provisions.

As with any dispute, the outcome of the litigation is uncertain; however, the Company believes that the ultimate resolution of this dispute will not have a material adverse effect on its financial condition or results of operations.

Western Energy Company’s (“WECO”) Coal Supply Agreement with the Colstrip Units 1 and 2 owners (the “1 and 2 Owners”) contains a provision which called for the price to be reopened on the contract’s thirtieth anniversary, which was July 2001, and gave the parties six months to negotiate a new delivered price for coal. If the parties were unable to agree on a new price, the issue was to be submitted to binding arbitration. WECO and the owners of Units 1 and 2 began negotiating in August 2001 in an attempt to reach an agreement for the price of coal through contract expiration in 2009. The deadline provided in the contract for arbitration was extended through June 2002 in connection with the ongoing efforts to agree on a new price. When no agreement had been reached after more than a year of discussions, WECO sent the 1 and 2 Owners an arbitration demand on September 3, 2002. Commencement of arbitration proceedings has been delayed by the parties’ inability to agree on arbitrators. Proceedings are now anticipated to begin in 2003. While WECO believes it is due a price increase, as with any arbitration, the outcome is uncertain.

UMWA Master Agreement

The Company is subject to certain financial ratio tests under the terms of an agreement with the UMWA Health and Retirement Funds (the “Master Agreement”), which facilitated the Company’s discharge from Chapter 11 Bankruptcy in 1998. The Company’s obligations under the Master Agreement are secured by a Contingent Promissory Note (the “Note”) in an initial principal amount of $12.0 million; the principal amount of the Note decreased to $6.0 million in 2002. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial ratio tests specified in the Note or fails to comply with certain covenants set forth in a security agreement. The Company was required to collateralize its obligations under the Note for the first three years in part by posting $6.0 million cash in an escrow account. The $6.0 million collateral was returned to the Company on May 1, 2002. The cash flows of the ROVA project, or at the Company’s discretion a letter of credit or surety bond, secure the Company’s performance through 2004. The Note also gives the Company certain rights to cure a default that would otherwise ripen into an “Event of Default.” On no more than one occasion through the remaining term of the Note, may the Company cure a default that arises from the Company’s failure to satisfy the financial ratios in a quarter by complying with the financial ratios in the immediately following quarter. The Note terminates on January 1, 2005. The Company is in compliance as of March 31, 2003 and believes it will comply with the financial ratios in the Note through its expiration.

Purchase Price Adjustment

The final purchase price for the 2001 acquisition of Montana Power Company’s coal business is subject to a final adjustment. Pursuant to the terms of the Stock Purchase Agreement between Entech, Inc. (“Entech”), a subsidiary of Montana Power Company, and Westmoreland Coal Company (“Westmoreland”), certain adjustments to the purchase price were to be made as of the date the transaction closed to reflect the net assets of the acquired operations on the closing date and the net revenues that those operations had earned between January 1, 2001 and the closing date. In June 2001, Entech submitted proposed adjustments that would have increased the purchase price by approximately $9.0 million. In July 2001, the Company objected to Entech’s adjustments and submitted its own adjustments which would result in a substantial decrease in the original purchase price. The Stock Purchase Agreement requires that the parties’ disagreements be submitted to an independent accountant for resolution. Entech refused to refer the matter to an independent accountant and on November 20, 2001 Westmoreland initiated suit in New York. The Court ruled in Westmoreland’s favor and Entech appealed. The oral argument on the appeal was heard on April 29, 2003. A decision regarding Entech’s failure to properly comply with the independent accountant proceeding is expected within 30 to 60 days. Although there can be no assurance as to the ultimate outcome, the Company denies Entech’s claims, believes its own claims are meritorious, and intends to pursue its rights vigorously.

Royalty Claims

WECO has received demand letters dated September 23, 2002, September 24, 2002 and January 27, 2003 from the Montana Department of Revenue (“DOR”), as agent for the Mineral Management Service (“MMS”) of the Department of the Interior, asserting underpayment of certain royalties allegedly due on the fees WECO receives to transport coal from the contract delivery point to the customer. DOR has claimed that approximately $7.0 million is due in respect of this claim for all periods through December 31, 2001. Secondly, DOR has alleged that royalties are also due for certain “take or pay” payments WECO received when its customers did not require coal. DOR has alleged that approximately $1.8 million is due in respect of this claim. WECO believes that DOR/MMS is wrongly asserting claims for royalties on transportation and the take or pay payments and has appealed the DOR/MMS determinations and is vigorously contesting these claims. The appeal process will take several years.

Tax Assessments

Westmoreland Energy, LLC’s (“WELLC”) ROVA projects are located in Halifax County, North Carolina and are the County’s largest taxpayer. Halifax County hired Tax Management Associates, Inc. (“TMA”) to review and audit the property tax returns for the past five years. TMA retains a percentage of any additional tax they cause to be paid to the County. In May 2002, the ROVA project was advised that its returns were being scrutinized for potential underpayment due to undervaluation of property subject to tax. When ROVA was being built, the partnership met with the Halifax tax authorities and agreed how the project would be taxed. The County was reminded of the prior discussions and agreement; however, the County declined to stop the process. The project management met with County officials and TMA on September 20, 2002. In late October 2002, the project received notice of an additional assessment of $4.6 million for the years 1994 to 2002. If upheld, the project’s future taxes would increase approximately $800,000 per year. The Company owns a 50% interest in the project. The project partnership has filed a protest to the additional assessment and believes the change in assessment methodology and values after the prior agreement is improper.

In 1997, the New York Public Service Commission, in an attempt to substantially reduce the economic burden of existing contracts between Niagra Mohawk Power Corporation (“NIMO”) and the various independent power producers, approved NIMO’s plan to terminate or restructure its 29 independent power project contracts. The Power Purchase and Supply Agreement for the Company’s Rensselaer project was terminated. The Montana Department of Revenue has reviewed the Company’s income tax returns for 1998 and 1999 and notified the Company in 2002 that it has disallowed the exclusion of a gain on the 1999 sale of the Rensselaer Project Partnership’s primary asset, the Power Purchase and Supply Agreement with NIMO. The Company is objecting to the assessment. If the State’s assessment is upheld, the Company would owe interest of $57,000 to the State of Montana from 1998 and fully utilize its Montana net operating loss carryforwards in 2002.

A similar inquiry on the same issue was made by the State of North Carolina. On February 11, 2003, the North Carolina Department of Revenue notified the Company that it also had disallowed the exclusion of gain on the compelled sale of the Rensselaer Project’s partnership’s Power Purchase and Supply Agreement. The Company could owe a current tax of $3.5 million plus interest of $1.0 million and a penalty of $0.9 million to the State of North Carolina if the assessment is upheld. The Company has filed a protest and a hearing with the North Carolina Department of Revenue is scheduled for May 28, 2003. The Company does not have enough information about the state’s assessment at this time to evaluate its merits and consequently has not recorded any potential impact of that assessment.

Other Contingencies

In mid-November, 2002, Westmoreland and WML were served with a Fourth Amended Complaint in a case styled McGreevey et al. v. Montana Power Company et al filed in October 4, 2002. The Fourth Amended Complaint added Westmoreland as a defendant in a shareholder suit against Montana Power Company, various officers of Montana Power Company, the Board of Directors of Montana Power Company, financial advisors and lawyers representing Montana Power Company and the purchasers of some of the businesses formerly owned by Montana Power Company and Entech, Inc., a subsidiary of Montana Power Company. The shareholders filed their first complaint on August 16, 2001 and seek to rescind the sale by Montana Power of its generating assets, oil and gas, and transmission businesses and the sale by Entech of the coal business or to compel the purchasers to hold these businesses in trust for the shareholders. Plaintiffs sought and were granted certification as a class before Westmoreland was added as a party to the litigation. Westmoreland has filed an answer, various affirmative defenses and a counterclaim against the plaintiffs. A motion has been filed by one defendant to remove all parties to the U.S. District Court for Montana. Argument on the Plaintiff’s motion to remand is set for May 23, 2003. Although there can be no assurance as to the ultimate outcome, the Company believes its defenses are meritorious and will vigorously defend this litigation.

The Company is a party to other claims and lawsuits with respect to various matters in the normal course of business. The ultimate outcome of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2002 to March 31, 2003

Forward-Looking Disclaimer

Certain statements in this report which are not historical facts or information are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; healthcare cost trends; the cost and capacity of the surety bond market; the Company’s ability to manage growth and significantly expanded operations; the ability of the Company to implement its business strategy; the Company’s ability to pay the preferred stock dividends that are accumulated but unpaid; the Company’s ability to retain key senior management; the Company’s access to financing; the Company’s ability to maintain compliance with debt covenant requirements; the Company’s ability to successfully identify new business opportunities; the Company’s ability to achieve anticipated cost savings and profitability targets; the Company’s ability to negotiate profitable coal contracts, price reopeners and extensions; the Company’s ability to maintain satisfactory labor relations; changes in the industry; competition; the Company’s ability to utilize its tax net operating losses; the ability to reinvest excess cash at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; demand for electricity; the effect of regulatory and legal proceedings; the claims between the Company and Montana Power; and the other factors discussed in Items 1, 3 and 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. The Company disclaims any duty to update these statements, even if subsequent events cause its views to change.

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

The most significant long-term obligations of the Company are post-retirement medical and life insurance benefits and pneumoconiosis (black lung) benefits. The Company describes these obligations for retired workers as heritage health benefit costs and the estimated amount of future payments for such obligations are determined actuarially and are included in the corporate segment. The estimated cost to provide post-retirement medical and life insurance benefits to employees at active mining operations are included in the coal segment. The discount rate used to calculate the present value of these future benefits was reduced from 7.25% in 2001 to 6.75% in 2002 and will be adjusted annually based upon interest rate fluctuations. The discount rate used can vary from company to company. In addition, the estimated amount of future claims is affected by the assumed health care cost trend rate. During 2001, the Company increased the initial medical cost trend rate assumption to 10.0% from 5.5% decreasing to an ultimate trend of 5.0% in 2009 and beyond. These factors, among others, significantly increased expense which totaled $6.7 million for the first quarter 2003 and accrued liability which totaled $118.9 million at March 31, 2003 for post-retirement medical and life insurance costs. The excess of trust assets over the pneumoconiosis benefit obligation also decreased to $6.8 million as of March 31, 2003 from $7.7 million as of December 31, 2002 as a result of a change in the discount rate for the actuarially determined obligation.

The Company’s share of reclamation costs, or asset retirement obligations, along with other costs related to mine closure, are accrued and charged against income in the coal business segment in accordance with Statement of Financial Accounting Standards No. 143 – Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the long-lived asset. Future costs of reclamation are estimated based upon the standards for mine reclamation that have been established by various regulatory agencies that regulate the Company’s mining operations. Estimated costs and timing of expenditures can change and the liability included in the financial statements of $117.1 million as of March 31, 2003 must be viewed as an estimate which is subject to revision.

In the coal business segment the Company amortizes its mineral acquisition, development costs, capitalized asset retirement costs and some plant and equipment using the units-of-production method based upon estimated recoverable proven and probable reserves. These estimates are reviewed on a regular basis and are adjusted to reflect current mining plans. As a result, changes in estimates of recoverable proven and probable reserves could change amounts recorded in the future for depletion of these costs.

The Company accounts for deferred income taxes using the asset and liability method. One of the largest assets, remaining to be utilized, of the Company is the Federal net operating loss carryforwards (or NOLs) which were approximately $174.2 million as of December 31, 2002. The Company’s ability to utilize these NOLs, which are available to the Company to reduce future income taxes until the NOLs expire at various dates through 2019, is dependent upon many factors which determine taxable income. These factors include the timing of tax deductions for certain obligations, such as post-retirement medical benefits and reclamation; percentage depletion of coal production; and any potential limitation on using losses due to a “change of ownership” in the Company. The Company estimates future utilization of the tax losses and its impact on the recognition of deferred tax assets each period. In connection with the 2001 acquisitions, the Company recognized a $55.6 million deferred income tax asset to recognize that portion of the previously unrecognized net operating loss carryforwards that would be utilized through the generation of future taxable income. A valuation allowance of $31.3 million was concurrently created to cover those NOLs not yet assumed to be utilized. Any increases or decreases to the estimated future utilization of the NOLs will impact the valuation allowance and affect deferred income tax expense. An increase in the estimated utilization of NOLs will decrease deferred income tax expense; a decrease in the estimated utilization of NOLs will increase deferred income tax expense. These changes can materially affect net earnings resulting in an effective book income tax rate different than the 34% Federal statutory rate. For example, the agreement to sell DTA in 2003 is expected to result in a gain and eliminate future operating losses from those operations. Both benefits of the sale significantly increased the expected utilization of NOLs and reduced the valuation allowance which, in turn, increased the tax benefit and net earnings recognized for the year ended December 31, 2002. The valuation allowance was $32.6 million as of December 31, 2002 after the benefit of DTA and changes in other deferred tax assets and liabilities. As of March 31, 2003, the valuation allowance was decreased $600,000 related to increased expected use of Federal net operating loss carryforwards. This allowance includes the loss carryforwards accumulating in North Dakota that are not expected to be utilized. Therefore, the valuation allowance is increased by the amount of North Dakota NOLs resulting in no net impact to deferred tax assets or income tax expense for North Dakota income taxes.

Liquidity and Capital Resources

Cash provided by operating activities was $6.4 million and $7.8 million for the three months ended March 31, 2003 and 2002, respectively. Cash from operations in 2003 and 2002 benefited from the acquisitions completed in the second quarter of 2001 which contributed $9.2 million and $10.9 million to operating cash flow during the three months ended March 31, 2003 and 2002, respectively. Other components of cash flow from operating activities are discussed in the results of operations. The net change in assets and liabilities was $1.3 million in 2003 compared to $1.1 million in 2002. The most significant components of the change are accounts receivable and accounts payable. Accounts receivable and accounts payable can vary widely at the end of any reporting period. The Company has a few large customers and therefore the timing of receipt of accounts receivables can have a significant effect on cash from operations. Likewise, the Company has large payments of accounts payable due to a few vendors or suppliers. The actual timing of these payments can have a significant impact on cash from operations from period to period. Accounts receivable used cash of $6.4 million in 2003 due to higher outstanding amounts owed by customers at March 31, 2003. The increase in accounts payable between quarters is due to normal activity. Working capital was a positive of $10.9 million at March 31, 2003 compared to a deficit of $1.6 million as of December 31, 2002 primarily due to an increase in both trade and other accounts receivable.

Cash used in investing activities was $2.8 million for the three months ended March 31, 2003, compared to cash used of $2.1 million for the three months ended March 31, 2002. In 2003, additions to property and equipment using cash totaled $2.4 million. Also, during 2003, WML deposited $1.3 million into required restricted cash accounts for debt service and security deposits and earned interest income of approximately $52,000. Bond collateral increased by $26,000. Changes in all other long-term assets provided cash of $843,000 during 2003. The primary use of cash in 2002 was $2.1 million for additions to mining operation property and equipment offset by $504,000 from the proceeds from the sale of used equipment. Also, during the first quarter of 2002, WML deposited $1.7 million into a required restricted cash account for debt service and security deposits and earned interest income of $49,000. Bond collateral increased by $13,000. Changes in all other long-term assets provided cash of $1.4 million during 2003.

Cash used in financing activities was $3.4 million both for the three months ended March 31, 2003 and for the three months ended March 31, 2002. Cash used in financing activities in 2003 represented payment of $2.0 million on WML’s long-term bank debt, the net repayment of revolving debt of $2.0 million long-term debt borrowings of $850,000 for the purchase of mining equipment, repurchases of preferred shares totaling $213,000, and dividends paid on preferred shares of $124,000. As of March 31, 2003, the Company’s $10.0 million general corporate revolving line of credit was all available to borrow, as was the $20.0 million WML facility. Cash used in financing activities for the three months ended March 31, 2002 included payment of $5.1 million on long-term debt and dividends paid to WRI’s minority shareholder of $400,000. Cash was provided from increased revolving debt of $2.0 million and exercise of stock options provided $40,000 during the first quarter of 2002.

Consolidated cash and cash equivalents at March 31, 2003 totaled $10.0 million (including $3.6 million at WML and $5.9 million at WRI). At December 31, 2002, cash and cash equivalents totaled $9.8 million (including $5.1 million at WML and $4.7 million at WRI.) The cash at WML is available to the Company through quarterly distributions as described below in the Liquidity Outlook section. The cash at WRI, an 80%-owned subsidiary, is available to the Company through dividends. In addition, the Company had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $18.6 million at March 31, 2003 and $17.3 million at December 31, 2002. The restricted cash at March 31, 2003 included $14.2 million in the WML debt service reserve accounts described above. The Company’s workers’ compensation and post-retirement medical cost obligation bonds were collateralized by interest-bearing cash deposits of $4.4 million, which amount was classified as a non-current asset. In addition, the Company has reclamation deposits of $49.9 million, which were funded by certain customers to be used for payment of reclamation activities at the Rosebud Mine. The bond surety company is requiring the Company to provide subsequent to March 31, 2003 an additional $1.5 million of cash collateral for reclamation activities. The Company also has $5.0 million in interest-bearing debt reserve accounts for certain of the Company’s independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects.

Liquidity Outlook

The major factors impacting the Company’s liquidity outlook are its significant heritage health benefit costs, its acquisition debt repayment obligations, and its ongoing business requirements. The Company’s principal sources of cash flow are dividends from WRI, distributions from independent power projects and distributions from WML subject to its debt agreement provisions. As a result of WTC’s sale of its partnership interest in DTA, the annual cash requirements of approximately $2.0 million will be eliminated. This savings, along with the $4.5 million of net sales proceeds, improve the Company’s liquidity. The demand for electricity will affect coal demand and pricing and therefore will impact the Company’s production and cash flow. These items are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report on Form 10-K”) along with the Company’s contractual obligations and commitments.

A detailed discussion of health benefit and retirement obligations is contained in the 2002 Annual Report on Form 10-K and will not be repeated here. The Company’s heritage health benefit costs consist primarily of payments for post-retirement medical and workers’ compensation benefits. The Company is also obligated for employee pension and pneumoconiosis benefits. The pension plans have a deficit in funding as of the end of 2002 and the pneumoconiosis obligation has a funding surplus at present. The future funding requirements of the pension plan are discussed below. It is important to note that retiree health benefit costs are affected by nationwide increases in medical service and prescription drug costs. Due to the impact of increasing healthcare cost trends on the actuarial valuations of future obligations, the Company’s total estimated liability has increased and the heritage health benefit expense for 2003 may continue to increase. The estimated liability for post-retirement medical costs increased approximately $1.8 million between December 31, 2002 and March 31, 2003 due to an increase in the actuarially determined expense recognized. Actuarial valuations of the Company’s future obligations indicate that the Company’s retiree health benefit costs will continue to increase in the near term and then decline to zero over the next approximately thirty-five years as the number of eligible beneficiaries declines. The Company incurred cash costs of $4.7 million for heritage health benefit costs during the three months ended March 31, 2003 and expects to incur $21 million for these costs during the full year of 2003. The Company incurred cash costs of approximately $556,000 for workers’ compensation benefits during the three months ended March 31, 2003. The Company expects to incur cash costs of less than $2.5 million for workers’ compensation benefits in 2003 and expects that amount to steadily decline to zero over the next approximately eighteen years. There were no workers’ compensation obligations assumed in conjunction with the 2001 acquisitions as all the acquired operations are fully insured for any potential obligation.

The Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions for the payment of future benefits. The Trustees set the level of security for each company at an amount equal to three years’ benefits. The bond amount and the amount to be secured are reviewed and adjusted on an annual basis. The Company secured its obligation in 2001 by posting a bond for $21.0 million. The bond was collateralized by U.S. Government-backed securities in the amount of $8.0 million at March 31, 2001 which amount the Company withdrew during the second quarter of 2001 in connection with a change of bonding agents. The Company’s bond amount increased to approximately $25.0 million in early 2002 but was then reduced to approximately $22.0 million during the second quarter of 2002 by the Trustees of the 1992 UMWA Benefit Plan. The Company’s new bonding agent required cash collateral of $300,000 to support the increased bond amount, which amount was deposited in June 2002. The amount of the cash collateral required is periodically reviewed by the bonding agent and is subject to change. The Company has been notified that an additional $1.9 million bond is required with total additional cash collateral of $1.9 million. On April 23, 2003, the Company posted the bond and the cash collateral will be paid during the second and third quarters of 2003.

In connection with its dismissal from Chapter 11 in 1998, the Company agreed to secure its obligations under the Master Agreement for a period of six years by providing a Contingent Promissory Note (“Note”). The original principal amount of the Note was $12.0 million. The Note is payable only in the event the Company does not meet its Coal Act obligations, fails to meet certain ongoing financial tests specified in the Note, or failed to maintain a required balance of $6.0 million in an escrow account through 2001. The Company collateralized its obligations under the Note in part by posting $6.0 million in cash for the first three years in an escrow account. The Company met all of the Note requirements through 2001 and, accordingly, in January 2002, the principal amount of the Note was reduced to $6.0 million and the $6.0 million collateral was returned to the Company on May 1, 2002. The remaining Note amount of $6.0 million is secured by the ROVA cash flows to the Company which must be maintained at a minimum of $8.0 million per year.

A Medicare prescription drug benefit that covers Medicare-eligible beneficiaries covered by the Coal Act could reduce one of the Company’s largest costs. Of the over $20.0 million per year the Company paid for retirees’ health care costs in 2002, more than 50% was for prescription drugs. Provision of a government funded benefit continues to be debated on the national level, and although both Republicans and Democrats proposed new bills in 2002, none passed both houses of Congress. It is expected that both parties will introduce legislation intended to address prescription drugs in the 107th Congress. There is no assurance at this time what, if any, new proposal will be enacted into law or what effect that it may have on the Company’s obligation.

The Company’s acquisitions in 2001 greatly increased revenues and operating cash flow and have returned the Company to profitability, but the cash used and financing arranged to make those acquisitions could also create short-term liquidity issues during the term of the financing which must be managed. The terms of the acquisition financing facility restrict distributions to the Company from WML, requiring 25% of excess cash flow, as defined, to be used to fund the balloon payment due in 2008. Therefore, only 75% of WML’s excess cash flow is available to the Company until the debt is paid off.

The final purchase price for the acquisition of Montana Power Company’s coal business is subject to adjustment. As discussed in Item 3 - Legal Proceedings of the Company’s 2002 Annual Report on Form 10-K, the Company and Montana Power Company were not able to agree on either the amount of the purchase price adjustment or the methodology to calculate the adjustment within the time frame provided for under the Purchase Agreement. The Company initiated an action in the Supreme Court of New York on November 26, 2001, seeking specific performance of the purchase price methodology provided for under the Purchase Agreement. Any change in the purchase price will cause a change to the preliminary purchase price allocation. If the purchase price is reduced, the Company and WML may be required to use the proceeds received from Entech and Montana Power Company to pay down the indebtedness described in Note 3 to the Consolidated Financial Statements. In the unlikely event an additional purchase price payment is required it would likely be funded by the use of WML’s revolving credit facility. Touch America, Montana Power Company’s successor, is under extreme financial pressure, is involved in litigation and has negative cash flow which may restrict the Company’s ability to receive a purchase price adjustment. Although there can be no assurance as to the ultimate outcome of this dispute, the Company believes its claims are meritorious and intends to pursue its rights vigorously.

The Company does not anticipate that its coal and power production will diminish materially as a result of the continued economic downturn because the independent power projects in which the Company owns interests and the power plants that purchase coal mined by the Company produce relatively low-cost, baseload power. (A baseload plant is used first to meet demand because of its location and lower cost of producing electricity.) In addition, most of the Company’s production is sold under long-term contracts, which help insulate the Company from reductions in tons sold. However, contract price reopeners, contract expirations or terminations, and market competition could affect future price and production levels.

The Company’s largest customers also include companies whose subsidiaries have suffered downgraded credit ratings which may later affect the customers’ credit worthiness as the entire energy industry is impacted by tighter liquidity. The Company invoices its customers for coal sales either semi-monthly or monthly and limits its credit exposure by closely monitoring its accounts receivable.

The Company has certain contract contingencies, which may impact future sales, prices received and cost of operations. These include, but are not limited to:

•	NWR’s dispute with TGN, the owner/operator of the Limestone Electric Generating Station, and TGN’s counterclaims concerning rights of first refusal damages for PRB coal purchased, royalties for coal on leases owned by TGN and payment for purchasing shortfalls during the last six months of 2002 and first quarter of 2003 as well as discussions concerning volumes and pricing for 2004; and,
•	The July 2001 price reopener under WECO’s Coal Supply Agreement with the owners of Colstrip Units 1 and 2 which is currently being negotiated. The Company believes this price reopener will ultimately result in an increase in the overall value of the Coal Supply Agreement to the Company.

In addition, there are other issues regarding royalty payments, state income tax audits, property taxes and reclamation obligations and related bonding requirements, which may affect the Company, but their impact is not known at this time.

The Company expects that there will be continued upward pressure on corporate insurance and surety bonding rates as a result of insurers’ world-wide loss experiences over the past several years, the terrorist attacks in September 2001 and ongoing threats around the world. Property and casualty premiums are increasing by extraordinary amounts and some companies face limitations on the amount of coverage and bonding capacity available to them. Westmoreland was able to maintain all required insurance coverage and capacity for the policy renewals on July 1, 2002 but at higher premiums. At the beginning of the third quarter of 2002, the Company formed an offshore-based captive insurance company to help mitigate the effects of escalating premiums. The Company elected to treat the captive insurance company as a U.S. tax paying entity. The Company expects that at the July 1, 2003 renewal date, premiums for property insurance will level off and any increases in casualty premiums may be mitigated by the Company’s ability to retain some risk at its captive insurance company.

WTC’s interest in DTA was being utilized at less than capacity and had been incurring operating losses of approximately $2.0 million per year due to the continued softness of the export market for U.S. coal and a lack of throughput for the Company’s space at the terminal. An impairment of the Company’s investment in DTA was recognized during third quarter 2002 as the result of the price associated with another partner’s sale of its interest in DTA and as discussed in Results of Operations below. On January 29, 2003, WTC entered into a letter of intent to sell its 20% partnership interest in DTA and its industrial revenue bonds to a subsidiary of Dominion Resources, Inc. for $10.5 million. At closing, the purchaser will assume all of WTC’s DTA partnership obligations. After the closing, the Company will no longer incur DTA-related operating losses, which were $306,000 during the first three months of 2003 and $2.1 million, excluding an impairment expense of $3.7 million, in the year ended December 31, 2002. A definitive Purchase and Sale Agreement was subsequently executed on March 14, 2003. The Company will recognize a $4.5 million pretax gain when the transaction closes, which is expected to take place promptly after receipt of all bank, partnership and railroad consents or following expiration of DTA partnership rights of first refusal.

Under the terms of the Purchase and Sale Agreement, WTC has guaranteed throughput at the terminal for a period of three years. To secure the throughput commitment, the purchaser will deposit $6.0 million of the sale proceeds as collateral for a stand-by letter of credit for the benefit of the purchaser. WTC also has made certain representations about the status of its partnership interest, the industrial revenue bonds being purchased and the general condition of DTA and agreed to indemnify the purchaser for any loss incurred as a result of a breach of these representations. The liability for a breach of the representations and warranties is capped at $4.5 million. The WTC representations and warranties will expire at various times over the next several years. In addition, Westmoreland has guaranteed WTC’s obligations under the Purchase and Sale Agreement for a period of five years in an initial amount up to $4.5 million, declining to $2.5 million after 2½ years.

Due to the pending sale of the Company’s investment, the financial results relating to DTA have been presented as Discontinued Operations in the accompanying Consolidated Statements of Operations.

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

The Company is mindful of the need to manage costs with respect to the timing of receipts, and variations in distributions or expected performance. For instance, outages at customer’s power plants reduce the Company’s coal revenues during those periods. And, the Jewett Mine’s transition to market-based pricing can be expected to produce more variability in revenues than compared to the cost-plus mechanism previously in place. Therefore, the Company continues to take steps to conserve cash wherever possible. In January 2003, the Company amended its revolving line of credit for general corporate purposes, increasing it from $7.0 million to $10.0 million, none of which was outstanding as of March 31, 2003.

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

A key to the Company’s strategy is the availability of approximately $174.2 million in NOLs at the end of 2002. The availability of these NOLs can shield the Company’s future taxable income from payment of regular Federal income tax and thereby increase the return the Company receives from profitable investments (as compared to the return a tax-paying entity would receive that cannot shield its income from federal income taxation). However, the availability of these tax benefits could be severely restricted if a 50% change of ownership by value would occur over any three-year period.

Sources of potential additional future liquidity may also include resolution of the NWR dispute with TGN and WECO’s price re-opener with the owners of Colstrip Units 1 and 2 discussed above, the sale of non-strategic assets, reimbursement of amounts paid to the 1974 UMWA Pension Plan, as discussed in the Company’s 2002 Annual Report on Form 10-K, and increased cash flow from existing operations.

The Company has three separate defined benefit pension plans for full-time employees after combining three of five prior plans effective for the 2002 plan year. The future funding of these plans could have a long-term impact on liquidity determined primarily by investment returns on the plans’ assets. During 2002, one of the plans required an additional contribution of $78,000 with increasing contributions expected to be required in future years unless investment returns materially improve above assumed rates of return. After three of the plans were combined, additional contributions are expected to be postponed until 2005 and the projected payments reduced. However, based upon current actuarial assumptions and projections, the required minimum annual cash contributions will grow from approximately $1.2 million in 2005 to $5.1 million in 2008 unless investment returns improve or funding requirements change.

In July 2000, the Company adopted a long-term incentive compensation plan to promote successful implementation of its strategic plan for growth and to link key management compensation to appreciation in stock value. Due to the limited number of qualified stock options available, the Board of Directors utilized an equal allocation of stock options and performance units, which may be paid in cash or stock, for the first three-year awards to management in July 2000. Determination of the value of these performance units is based upon the absolute increase in market value of the Company’s common stock over the period July 1, 2000 to June 30, 2003. As of March 31, 2003, the estimated obligation for this three-year award was $4.3 million as a result of the substantial increase in stock price since July 1, 2000. A subsequent increase in the stock price has increased that amount to $5.4 million as of April 30, 2003. It is anticipated that funding and payment of these awards may be accomplished, in part, through installments determined by the Company’s liquidity position.

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

Preferred Dividends and Stock Repurchase Plan

The depositary shares were issued on July 19, 1992. Each depositary share represents one-quarter of a share of the Company’s Series A Convertible Exchangeable Preferred Stock. Dividends at a rate of 8.5% per annum were previously paid quarterly but were last suspended in the third quarter of 1995 pursuant to the requirements of Delaware law, described below, as a result of recognition of net losses, the violation of certain bank covenants, and a subsequent shareholders’ deficit. The Company commenced payment of dividends to preferred shareholders on October 1, 2002 as described below. The quarterly dividends which are accumulated but unpaid through and including April 1, 2003 amount to $14.4 million in the aggregate ($70.44 per preferred share or $17.61 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of the Company’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $205,000 at March 31, 2003). The Company had shareholders’ equity at March 31, 2003 of $20.2 million and the par value of all outstanding shares of preferred stock and shares of common stock aggregated $19.6 million at March 31, 2003.

The Board of Directors regularly reviews the subjects of current preferred stock dividends and the accumulated unpaid preferred stock dividends, and is committed to meeting its obligations to the preferred shareholders in a manner consistent with the best interests of all shareholders. As described in Note 4 to the Consolidated Financial Statements, quarterly dividends of $0.15 per depositary share have been paid for each quarter beginning October 1, 2002.

On August 9, 2002 Westmoreland’s Board of Directors authorized the repurchase of up to 10% of the outstanding depositary shares on the open market or in privately negotiated transactions with institutional and accredited investors between then and the end of 2004. The timing and amount of depositary shares repurchased will be determined by the Company’s management based on its evaluation of the Company’s capital resources, the price of the depositary shares offered to the Company and other factors. Any acquired shares will be converted into shares of Series A Convertible Exchangeable Preferred Stock and retired. The repurchase program will be funded from working capital which may be currently available, or become available to the Company. During the first quarter of 2003, 7,000 depositary shares were repurchased by the Company at a total cost of $212,800. Through March 31, 2003, 14,500 depositary shares have been repurchased.

Resumption of a dividend payment and the repurchase plan reflect the reestablishment of profitability as a result of the Company’s successful initial implementation of its strategic plan for growth and the Company’s continuing commitment to preferred shareholders.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002.

Coal Operations.

The decrease in coal revenues to $74.5 million in the first quarter of 2003 from $78.4 million in 2002‘s first quarter is primarily the result of the new market-based price effective July 1, 2002 at the Jewett Mine which was, as expected, less than the previous cost-plus fees price. The reduction in coal revenues at the Jewett Mine was partially offset by increased revenues and tons sold at the four other mines. Almost all of the tons sold in both quarters were sold under long-term contracts to owners of power plants located adjacent to or near the mines, other than at WRI. Equivalent tons sold include petroleum coke sales. Costs as a percentage of revenues for all mines increased to 78% in the first quarter of 2003 compared to 75% during the first quarter of 2002. The percentage increase in costs is mostly attributable to the lower coal revenues at the Jewett Mine in spite of lower 2003 costs there.

Coal revenues were lower than expected in the first quarter of 2002 as a result of a reduction in tons sold at the Rosebud Mine due to an unplanned outage at a customer’s plant as well as reduced power plant demands at LEGS which is supplied by the Jewett Mine. During the unplanned outage at the Colstrip Station in 2002, mining operations at the Rosebud Mine were carefully managed to minimize costs. The Jewett Mine suffered reduced demand due to mild weather and the economic slowdown which reduced tons sold during first quarter of 2002.

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter Ended
	March 31,
	2003	2002	Change

Revenues – thousands	$74,513	$78,416	(5)%

Volumes – millions of equivalent coal tons	6.997	6.568	7%

Cost of sales – thousands	$58,190	$58,865	(1)%

The Company’s business is subject to weather and some seasonality. The Company supplies coal to electric generation units and if winter is unseasonably warm or summer is unseasonably cool, the customer’s need for coal may be less than anticipated. The Company expects certain customers to experience significant scheduled maintenance outage time in 2003, particularly during the second quarter, which is expected to decrease revenues, earnings and cash flow during those periods.

Depreciation, depletion and amortization of $3.0 million in first quarter 2003 were comparable to $3.1 million in 2002‘s first quarter.

Independent Power. Equity in earnings from independent power operations was $3.8 million in the first quarter 2003 compared to $4.8 million in the quarter ended March 31, 2002. For the quarters ended March 31, 2003 and 2002, the ROVA projects produced 423,000 and 443,000 megawatt hours, respectively, and achieved average capacity factors of 92% and 97%, respectively. The reduction in 2003 was due to a scheduled outage at the ROVA I plant which had a larger impact than the scheduled outage which occurred in first quarter 2002 at the smaller ROVA II plant.

Costs and Expenses. Selling and administrative expenses were $7.1 million in the quarter ended March 31, 2003 compared to $8.7 million in the quarter ended March 31, 2002 notwithstanding an increase of $111,000 in non-cash compensation expense to $1.3 million for the long-term employee performance incentives in the first quarter of 2003 compared to the first quarter of 2002. The long-term incentive plan program is designed to link management interests with those of shareholders by tying long-term incentive compensation directly to appreciation in value of the Company’s common stock. Long-term incentive expense increases when the Company’s common stock price increases. The overall decrease in selling and administrative expenses in the first quarter of 2003 also reflects the elimination of expenses in 2003 at the Jewett Mine which were reimbursable in 2002 and included in revenues, a lesser amount of accrued annual management bonuses and reduced medical claims under the Company’s self-insured plan for active employees which was redesigned for 2003.

Heritage health benefit costs increased 12% or $0.8 million in the first quarter 2003 compared to first quarter 2002 as a result of higher costs for postretirement medical plans and an unfavorable actuarial valuation adjustment to the pneumoconiosis benefit obligation.

During 2002‘s first quarter, there was a gain of $40,000 from the sale of used mine equipment. For the quarter ended March 31, 2003 there were no gains or losses.

Interest expense was $2.5 million and $2.8 million for the three months ended March 31, 2003 and 2002, respectively. The decrease was mainly due to continued repayments of term debt of the acquisition financing. Interest income decreased in 2003 due to lower rates despite the larger amounts the Company holds in interest-bearing accounts.

As a result of the acquisitions, the Company recognized a $55.6 million deferred income tax asset in April 2001 which assumes that a portion of previously unrecognized net operating loss carryforwards will be utilized because of the projected generation of future taxable income. The deferred tax asset increased to $66.4 million as of March 31, 2003 from $65.1 million at December 31, 2002 because of temporary differences (such as accruals for pension and reclamation expense, which are not deductible for tax purposes until paid) arising during the intervening period and due to a reduction of the deferred income tax valuation allowance discussed above. Deferred tax assets are comprised of both a current and long-term portion. When taxable income is generated, the deferred tax asset relating to the Company’s net operating loss carryforwards is reduced and a deferred tax expense (non-cash) is recognized although no regular Federal income taxes are paid. Income tax benefit for 2002 represents a current income tax obligation for State income taxes, and the utilization of a portion of the Company’s net operating loss carryforwards, net of the impact of changes in deferred tax assets and liabilities. The agreement to sell DTA in 2003 increases the expected utilization of federal NOLs due both to the gain on sale and a reduction in future losses. This contributed to a reduction in the valuation allowance related to Federal NOLs and increased the tax benefit and net earnings. A tax loss in North Dakota that increased state NOLs and deferred tax assets was offset for the same amount by an increase in the valuation allowance since those losses are not expected to be utilized. The Federal Alternative Minimum Tax regulations were changed to allow 100% utilization of net operating loss carryforwards in 2001 and 2002 thereby eliminating all of the Company’s current Federal income tax expense.

Terminal Operations. Losses at WTC, a wholly-owned subsidiary of the Company, continued due to low throughput volume at DTA as a result of continued weakness in the export market and partnership cost-sharing obligations. WTC’s share of losses from DTA was $270,000 in the first quarter of 2003 compared to $530,000 in the 2002 quarter due to refunds received from railroads supplying the terminal. As discussed in Note 2 to the consolidated financial statements, in March 2003 the Company agreed to sell its interest in DTA and will recognize a pre-tax gain of approximately $4.5 million when the transaction closes. Closing is expected to take place promptly after receipt of all bank, partnership and railroad consents or following expiration of DTA partnership rights of first refusal. The Company’s consolidated financial statements for 2003 and earlier periods have been reclassified to reflect DTA as discontinued operations.

Cumulative Effect of Change in Accounting Principle. The Company adopted SFAS No. 143 during first quarter 2003 as described in the section on “Critical Accounting Policies” above. The cumulative effect of change was a gain of $161,000, net of tax expense of $108,000. SFAS No. 143 requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities, called asset retirement obligation. Also, capitalized asset retirement costs of $97,384,000 were recorded with changes to land and mineral rights, plant and equipment, accumulated depreciation and depletion and contractual reclamation obligations of third parties. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. When reclamation activities occur, the obligation is decreased and a gain or loss recognized for any difference between the previously recorded liability and the actual costs incurred.

Other Comprehensive Income. The other comprehensive income of $131,000 (net of income taxes of $87,000) recognized during the quarter ended March 31, 2003 represents the change in the unrealized loss on an interest rate swap agreement on the ROVA debt caused by changes in market interest rates during the period. This compares to other comprehensive loss of $276,000 (net of income taxes of $184,000) recognized during the quarter ended March 31, 2002. If market interest rates continue to decrease prior to repayment of the debt, additional comprehensive losses will be recognized. Conversely, increases in market interest rates would reverse previously recorded losses.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

The Company, through its subsidiaries Westmoreland Resources, Inc. and Westmoreland Mining LLC, produces and sells coal to third parties from coal mining operations in Montana, Texas and North Dakota, and through its subsidiary, Westmoreland Energy, LLC, produces and sells electricity and steam to third parties from its independent power projects located in North Carolina and Colorado. Nearly all of the Company’s coal production and all of its electricity and steam production is sold through long-term contracts with customers. These long-term contracts serve to minimize the Company’s exposure to changes in commodity prices although some of the Company’s contracts are adjusted periodically based upon market prices. The Company has not entered into derivative contracts to manage its exposure to changes in commodity prices, and was not a party to any such contracts at March 31, 2003.

Interest Rate Risk

The Company and its subsidiaries are subject to interest rate risk on its debt obligations. Long-term debt obligations have both fixed and variable interest rates, and the Company’s revolving lines of credit have a variable rate of interest indexed to either the prime rate or LIBOR. There were no balances outstanding on these instruments as of March 31, 2003. The Company’s heritage health benefit costs are also impacted by interest rate changes because its pension, pneumoconiosis and post-retirement medical benefit obligations are recorded on a discounted basis.

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

PART II - OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, “Item 3 - Legal Proceedings,” the Company has litigation which is still pending.

On May 6, 2003, NWR filed an amended petition in the District Court of Limestone County, Texas. The amended complaint seeks damages for TGN’s failure to take agreed volumes of lignite in 2002 and TGN’s purchases of PRB coal without providing NWR its contractual rights of first refusal. In addition, the petition claims a failure to use “best efforts” in a test burn procedure to enable LEGS to burn a minimum of 7 million tons of lignite annually from the Jewett Mine and seeks clarification of certain provisions of the ALSA and seeks a declaratory judgement regarding the interpretation of certain contract provisions. Also on May 6, 2003, TGN filed a claim against NWR in the District Court of Harris County, Texas seeking payment of disputed royalties, alleging that it was owed a management fee under the old Lignite Supply Apreement, and requesting a declaratory judgment regarding the application of certain contract provisions.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

See Note 4 “Capital Stock” to the Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Deferred Compensation Plan
99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

(1)	On January 28, 2003, the Company filed a report on Form 8-K regarding the execution on December 24, 2002 of the First Amendment to a Loan Agreement dated December 14, 2001 with First Interstate Bank, a Montana corporation. The amendment extended the maturity date of the revolving loan from December 14, 2003 to December 14, 2004. On January 24, 2003 the Company executed the Second Amendment to the Loan Agreement. The Second Amendment further extends the maturity date of the revolving loan to January 15, 2005 and increases the Revolving Line of Credit from $7 million to $10 million.

(2)	On February 7, 2003, the Company filed a report on Form 8-K announcing an amendment to its Rights Agreement dated as of January 28, 1993 by entering into an Amended and Restated Rights Agreement dated as of February 7, 2003.

(3)	On February 10, 2003, the Company filed a report on Form 8-K announcing its Board of Directors has authorized a dividend of $0.15 per depositary share payable on April 1, 2003 to holders of record as of March 7, 2003.

(4)	On March 17, 2003, the Company filed a report on Form 8-K announcing it had reached agreement with Dominion Energy Terminal Company, Inc. for the sale of Westmoreland Terminal Company's 20% interest in Dominion Terminal Associates and associated industrial revenue bonds.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: May 13, 2003	/s/ Ronald H. Beck
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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Christopher K. Seglem
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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Robert J. Jaeger
Name: Robert J. Jaeger
Title: Senior Vice President and Chief Financial Officer

Exhibit 99.1

STATEMENT PURSUANT TO 18 U.S.C.§1350

Pursuant to 18 U.S.C. § 1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Westmoreland Coal Company.

Dated: May 13, 2003	/s/ Christopher K. Seglem
Christopher K. Seglem
Chief Executive Officer

Dated: May 13, 2003	/s/ Robert J. Jaeger
Robert J. Jaeger
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Westmoreland Coal Company and will be retained by Westmoreland Coal Company and furnished to the Securities and Exchange Commission or its staff upon request.

1