Form 10-Q
period 2003-06-30
WESTMORELAND COAL CO
filed 2003-08-14
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
    Yes   X      No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2003: Common stock, $2.50 par value: 7,785,574

PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2003	2002

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$5,660	$9,845
Receivables:
Trade	22,730	20,962
Other	11,589	1,221

	34,319	22,183
Inventories	15,495	14,018
Restricted cash	8,314	8,497
Deferred income taxes	10,938	15,831
Other current assets	4,911	6,765

Total current assets	79,637	77,139

Property, plant and equipment:
Land and mineral rights	18,178	53,314
Capitalized asset retirement cost	97,384	-
Plant and equipment	88,624	197,759

	204,186	251,073
Less accumulated depreciation and depletion	61,164	61,541

Net property, plant and equipment	143,022	189,532

Deferred income taxes	57,758	49,253
Investment in independent power projects	36,534	33,407
Excess of trust assets over pneumoconiosis benefit
obligation	6,549	7,665
Restricted cash and bond collateral	12,548	8,790
Advanced coal royalties	4,050	4,639
Deferred overburden removal costs	11,350	10,348
Reclamation deposits	51,051	49,484
Contractual third party reclamation obligations	24,124	29,263
Other assets	12,191	12,437

Total Assets	$438,814	$471,957

See accompanying Notes to Consolidated Financial Statements.

(Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)

	(Unaudited)
	June 30,	December 31,
	2003	2002

	(in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$11,269	$8,852
Accounts payable and accrued expenses:
Trade	25,941	27,070
Income taxes	404	594
Production taxes	13,941	14,273
Workers’ compensation	2,094	2,335
Postretirement medical costs	12,787	12,787
1974 UMWA Pension Plan obligations	1,527	1,473
Asset retirement obligation	8,372	11,381

Total current liabilities	76,335	78,765

Long-term debt, less current installments	86,311	91,305
Accrual for workers’ compensation, less current portion	7,599	8,405
Accrual for postretirement medical costs, less current
portion	108,443	104,336
Accrual for pension and SERP costs	5,710	4,341
1974 UMWA Pension Plan obligations, less current
portion	5,783	6,562
Asset retirement obligation, less current portion	109,657	148,410
Other liabilities	12,581	6,732
Minority interest	4,423	4,533

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 205,083 shares at June 30,
2003 and 206,833 shares at December 31, 2002	205	207
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 7,779,838 shares at
June 30, 2003 and 7,711,379 shares
at December 31, 2002	19,449	19,278
Other paid-in capital	71,328	70,908
Accumulated other comprehensive loss	(4,355)	(5,101)
Accumulated deficit	(64,655)	(66,724)

Total shareholders' equity	21,972	18,568

Total Liabilities and Shareholders' Equity	$438,814	$471,957

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations

	(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

	(in thousands except per share data)

Revenues:
Coal	$66,262	$81,888	$140,775	$160,304
Independent power projects – equity in earnings	4,193	1,795	7,964	6,592

	70,455	83,683	148,739	166,896

Costs and expenses:
Cost of sales – coal	52,777	62,617	110,967	121,482
Depreciation, depletion and amortization	2,964	3,039	5,920	6,188
Selling and administrative	10,727	6,930	17,839	15,597
Heritage health benefit costs	7,568	6,286	15,085	13,012
Doubtful account recoveries	-	(271)	-	(317)
Gain on sales of assets	(451)	-	(451)	(40)

	73,585	78,601	149,360	155,922

Operating income (loss) from continuing operations	(3,130)	5,082	(621)	10,974

Other income (expense):
Interest expense	(2,485)	(2,729)	(5,024)	(5,534)
Interest income	481	582	1,020	1,105
Minority interest	(229)	(44)	(340)	(226)
Other income	422	297	629	331

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(4,941)	3,188	(4,336)	6,650
Income tax benefit (expense) from continuing operations	3,459	(512)	4,369	(1,309)

Net income (loss) from continuing operations before cumulative effect of change in accounting principle	(1,482)	2,676	33	5,341
Discontinued operations:
Loss from operations of discontinued terminal segment	(667)	(627)	(973)	(1,175)
Gain on sale of discontinued terminal segment	4,509	-	4,509	-
Income tax benefit (expense)	(1,536)	251	(1,414)	470

Income (loss) from discontinued operations	2,306	(376)	2,122	(705)

Net income before cumulative effect of change in accounting principle	824	2,300	2,155	4,636
Cumulative effect of change in accounting principle, net of income tax expense of $108	-	-	161	-

Net income	824	2,300	2,316	4,636
Less preferred stock dividend requirements	(440)	(444)	(880)	(888)

Net income applicable to common shareholders	$384	$1,856	$1,436	$3,748

See accompanying Notes to Consolidated Financial Statements.

(Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations (Continued)

	(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

	(in thousands except per share data)

Net income per share applicable to common
shareholders before cumulative effect of change in accounting principle:
Basic	$.05	$.24	$.16	$.50
Diluted	$.05	$.23	$.15	$.46
Net income per share applicable to common shareholders from cumulative effect of change in accounting principle:
Basic and diluted	$-	$-	$.02	$-

Net income per share applicable to common shareholders:
Basic	$.05	$.24	$.19	$.50
Diluted	$.05	$.23	$.17	$.46

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Net income applicable to common shareholders	$384	$1,942	$1,275	$3,920
Net income per share applicable to common shareholders:
Basic	$.05	$.26	$.16	$.52
Diluted	$.05	$.24	$.15	$.48

Weighted average number of common shares outstanding:
Basic	7,762	7,584	7,746	7,558
Diluted	8,331	8,159	8,277	8,134

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Equity
and Comprehensive Income
Six Months Ended June 30, 2003
(Unaudited)

	Class A Convertible Exchangeable Preferred Stock	Common Stock	Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity

	(in thousands except share data)
Balance at December 31, 2002 (206,833 preferred shares and 7,711,379 common shares outstanding)	$ 207	$ 19,278	$ 70,908	$ (5,101)	$ (66,724)	$ 18,568
Common stock issued as
compensation (63,459 shares)	-	158	600	-	-	758
Common stock options exercised
(5,000 shares)	-	13	2	-	-	15
Repurchase and retirement of
preferred shares (1,750 shares)	(2)	-	(211)	-	-	(213)
Dividends declared	-	-	-	-	(247)	(247)
Tax benefit of stock option exercises	-	-	29	-	-	29
Net income	-	-	-	-	2,316	2,316
Net unrealized change in interest
rate swap agreement, net of
tax expense of $497,000	-	-	-	746	-	746
Comprehensive income						3,062

Balance at June 30, 2003
(205,083 preferred shares and
7,779,838 common shares
outstanding)	$ 205	$ 19,449	$ 71,328	$ (4,355)	$ (64,655)	$ 21,972

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows

	(Unaudited)
Six Months Ended June 30,	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$2,316	$4,636
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from independent power projects	(7,964)	(6,592)
Cash distributions from independent power projects	5,582	5,046
Share of losses from DTA	785	1,064
Cash generated by DTA	64	65
Cash contributions to DTA	(849)	(864)
Deferred income tax (benefit) expense	(3,583)	421
Depreciation, depletion and amortization	5,920	6,188
Stock compensation expense	758	725
Gain on sales of assets	(4,960)	(40)
Minority interest	340	226
Cumulative effect of change in accounting principle	(269)	-
Net change in operating assets and liabilities	10,536	15,029

Net cash provided by operating activities	8,676	25,904

Cash flows from investing activities:
Additions to property, plant and equipment	(4,300)	(3,551)
Change in restricted cash and bond collateral	(3,575)	2,322
Change in other long-term assets	(2,979)	(1,155)
Net proceeds from sales of assets	1,465	504

Net cash used in investing activities	(9,389)	(1,880)

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	500	(5,500)
Borrowings of long-term debt	850	-
Repayment of long-term debt	(3,927)	(9,000)
Dividends paid to minority interest	(450)	(400)
Dividends on preferred shares	(247)	-
Repurchase of preferred shares	(213)	-
Proceeds from exercise of stock options	15	174

Net cash used in financing activities	(3,472)	(14,726)

Net increase (decrease) in cash and cash equivalents	(4,185)	9,298
Cash and cash equivalents, beginning of period	9,845	5,233

Cash and cash equivalents, end of period	$5,660	$14,531

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,898	$5,420
Income taxes	$927	$890

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2002 of Westmoreland Coal Company and its subsidiaries (collectively, “the Company”). Westmoreland Coal Company individually may be referred to as “Westmoreland”. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in that Annual Report. These accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.

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

1.         NATURE OF OPERATIONS

The Company’s current principal activities, all conducted within the United States, are: (i) the production and sale of coal from Montana, North Dakota and Texas; and (ii) the development, ownership and management of interests in cogeneration and other non-regulated independent power plants. Prior to the sale of the Company’s interest in Dominion Terminal Associates (“DTA”), which was effective as of June 30, 2003, the Company was also engaged in the leasing of capacity at that coal storage and vessel loading facility. As described in Note 2, the Company’s share of DTA’s activities have been classified as discontinued operations in the Consolidated Statements of Operations.

2.         INVESTMENT IN DOMINION TERMINAL ASSOCIATES

Prior to June 30, 2003, the Company had a 20% interest in DTA, a partnership formed for the construction and operation of a coal-storage and vessel-loading facility in Newport News, Virginia. The Company made its initial investment in DTA in the mid-1980‘s to support coal production and brokering operations it was then conducting in the eastern United States. Each partner was responsible for its share of throughput and expenses at the terminal. After the Company’s eastern coal production and sales activities were discontinued in the 1990‘s, it leased the terminal’s ground storage space and vessel-loading facilities and provided related support services to certain unaffiliated parties engaged in the export business. Due to declining export business, the Company’s original investment in DTA was written down from $17.6 million to $5.5 million in 1998. The Company’s loss from operations at DTA in more recent years has represented the revenue received from the lease of its facilities and throughput net of its share of the expenses incurred attributable to the terminal’s operations.

The Company recognized a further non-cash impairment charge equal to the remaining book value of its investment in DTA during the third quarter of 2002 as a result of the terminal’s continuing operating losses and the terms of an agreement by one of the terminal’s other owners to dispose of its interest in DTA, but the Company continued to share in cash operating expenses and recognize losses until the sale of its own interest was completed.

On January 29, 2003, a subsidiary of Dominion Resources, Inc. executed a letter of intent to purchase for $10.5 million the Company’s 20% partnership interest in DTA and its industrial revenue bonds. A definitive Purchase and Sale Agreement was executed on March 14, 2003 and the transaction closed on June 30, 2003. At closing, the purchaser assumed all of the Company’s DTA partnership obligations. Under the terms of the Purchase and Sale Agreement, the Company guaranteed throughput at the terminal for a period of three years from the effective date of the sale. To secure the throughput commitment, the purchaser deposited $6.0 million of the purchase price into an escrow account as collateral for a stand-by letter of credit for the benefit of the purchaser. The Company also provided customary representations and warranties about the status of its partnership interest, the industrial revenue bonds being purchased and the general condition of DTA and has indemnified the purchaser for any loss incurred as a result of a breach of these representations and warranties. The Company has guaranteed its obligations under the Purchase and Sale Agreement for a period of five years.

With the closing of this transaction the Company will cease to incur DTA-related operating losses, which were $667,000 and $973,000 for the six-month periods ended June 30, 2003 and 2002, respectively. The Company also recognized a $4.5 million pretax gain in the second quarter of 2003. Because those proceeds were not received until July 2, 2003, they are included in other accounts receivable at June 30, 2003.

As a result of the sale of the Company’s investment, the financial results relating to DTA have been presented as Discontinued Operations in the accompanying Consolidated Statements of Operations. The basic and diluted income per share from these discontinued operations, including the gain on sale, were $.30 and $.27 for the three and six-month periods ended June 30, 2003, respectively. The basic and diluted loss per share from these discontinued operations were $.05 and $.09 for the three and six-month periods ended June 30, 2002, respectively.

3.         LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding at June 30, 2003 and December 31, 2002 under the Company’s lines of credit and long-term debt were:

	June 30, 2003	December 31, 2002

	(in thousands)
WML revolving line of credit	$1,000	$1,500
WML term debt	92,400	96,300
Corporate revolving line of credit	1,500	500
Other term debt	2,680	1,857

Total debt outstanding	97,580	100,157
Less current portion	(11,269)	(8,852)

Total long-term debt outstanding	$86,311	$91,305

Westmoreland Mining LLC (“WML”) is a wholly-owned subsidiary of Westmoreland. Pursuant to WML’s term debt agreements, WML is required to maintain a debt service reserve account and a long-term prepayment account. As of June 30, 2003, there were a total of $8.3 million in the debt service reserve account, which the lenders could use for principal and interest payments in the event WML does not make scheduled payments, and $7.3 million in the long-term prepayment account. Those funds have been classified as restricted cash on the Consolidated Balance Sheets.

The maturities of all long-term debt and the revolving credit facilities outstanding at June 30, 2003 are:

In thousands

July – December 2003	$5,050
2004	11,666
2005	12,137
2006	11,638
2007	12,267
Thereafter	44,822

$97,580

4.         CAPITAL STOCK

Westmoreland issued Series A Convertible Exchangeable Preferred Stock (“Series A Preferred Stock”) in July 1992. Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with Westmoreland’s principal lenders. Upon the expiration of these extension agreements, Westmoreland paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and a subsequent shareholders’ deficit until the third quarter of 2002. Dividends of $0.60 per preferred share, or $0.15 per depositary share, were paid quarterly from October 1, 2002, to July 1, 2003. A dividend of $0.20 per depositary share was declared on August 5, 2003, payable October 1, 2003. The quarterly dividends which are accumulated but unpaid through and including July 1, 2003 amount to $14.8 million in the aggregate ($71.97 per preferred share or $17.99 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

On August 9, 2002, Westmoreland’s Board of Directors authorized the purchase of up to 10% of the Series A Preferred Stock on the open market or in privately negotiated transactions with institutional and accredited investors between then and the end of 2004. The timing and amount of purchases will be determined by Westmoreland’s management based on its evaluation of the Company’s capital resources, the price of the shares offered to the Company and other factors. In March, 2003, Westmoreland purchased 7,000 shares of Series A Preferred Stock for $213,000. During the second quarter of 2003, the Company did not purchase any shares of Series A Preferred Stock. Westmoreland retired the shares of Series A Preferred Stock that it purchased. The effect of these purchases and retirements is to reduce the number of shares of Series A Preferred Stock outstanding to 205,083 and the amount of the quarterly dividend that must be paid or accumulated on such shares to $436,000.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which Westmoreland is incorporated. Under Delaware law, Westmoreland is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of Westmoreland’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $205,000 at June 30, 2003). The Company had shareholders’ equity at June 30, 2003 of $22.0 million and the par value of all outstanding shares of preferred stock and shares of common stock aggregated $19.7 million at June 30, 2003.

Incentive Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above. The following table illustrates the pro forma effect on net income and net income per share if the compensation cost for the Company’s fixed-plan stock options had been determined based on the fair value at the grant dates consistent with SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2002	2002

	(in thousands, except per share data)
Net income applicable to common shareholders:
As reported	$384	$1,856	$1,436	$3,748
Pro forma	$240	$1,540	$1,149	$3,115

Net income per share applicable to common shareholders:
As reported, basic	$.05	$.24	$.19	$.50
Pro forma, basic	$.03	$.20	$.15	$.46
As reported, diluted	$.05	$.23	$.17	$.46
Pro forma, diluted	$.03	$.19	$.14	$.38

Earnings per Share

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(in thousands)
Number of shares of common stock:
Basic	7,762	7,584	7,746	7,558
Effect of dilutive option shares	569	575	531	576

Diluted	8,331	8,159	8,277	8,134

Number of shares not included in
diluted EPS that would have been
antidilutive because exercise price
of options was greater than the average market price of the common shares	204	125	284	308

5.         INCOME TAXES

Income taxes on the Consolidated Statements of Operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(in thousands)
Current:
Federal	$115	$-	$230	$-
State	243	(181)	506	(418)

	358	(181)	736	(418)

Deferred:
Federal	(1,961)	(69)	(3,081)	(362)
State	(320)	(11)	(502)	(59)

	(2,281)	(80)	(3,583)	(421)

Income tax (benefit) expense	$(1,923)	$(261)	$(2,847)	$(839)

The deferred income tax expense recorded for the three months and six months ended June 30, 2003 was reduced by $2.3 million and $2.9 million, respectively, due to a reduction in the deferred income tax asset valuation allowance as a result of an increase in the amount of Federal net operating loss carryforwards the Company expects to use prior to their expiration through 2019. The increase in the expected amount of Federal net operating losses to be used in the future is primarily a result of a new coal sales contract entered into during the second quarter of 2003. The terms of the contract call for deliveries of 1.5 to 2.5 million tons per year from 2004 through 2008. The deferred income tax expense recorded for the three months and six months ended June 30, 2002 was reduced by $600,000 and $1,100,000, respectively, primarily as a result of increased use of future net operating loss carryforwards anticipated in 2002.

6.         BUSINESS SEGMENT INFORMATION

The Company’s operations have been classified into two segments: coal and independent power. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The independent power segment includes the ownership of interests in cogeneration and other non-regulated independent power plants. The “Corporate” classification noted in the tables represents all costs not otherwise classified, including corporate office charges, heritage health benefit costs and business development expenses. Summarized financial information by segment for the quarters and six months ended June 30, 2003 and 2002 is as follows:

Quarter ended June 30, 2003

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$66,262	$-	$-	$66,262

Equity in earnings	-	4,193	-	4,193

	66,262	4,193	-	70,455

Costs and expenses:
Cost of sales – coal	52,777	-	-	52,777
Depreciation, depletion
and amortization	2,928	6	30	2,964
Selling and administrative	4,819	300	5,608	10,727
Heritage health benefit
costs	-	-	7,568	7,568
Gain on sales of asset	-	-	(451)	(451)

Operating income (loss) from continuing operations	$5,738	$3,887	$(12,755)	$(3,130)

Capital expenditures	$1,938	$1	$4	$1,943

Property, plant and
equipment, net	$142,609	$58	$355	$143,022

Quarter ended June 30, 2002

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$81,888	$-	$-	$81,888

Equity in earnings	-	1,795	-	1,795

	81,888	1,795	-	83,683

Costs and expenses:
Cost of sales – coal	62,617	-	-	62,617
Depreciation, depletion
and amortization	3,012	3	24	3,039
Selling and administrative	5,301	214	1,415	6,930
Heritage health benefit
costs	-	-	6,286	6,286
Doubtful account recoveries	(271)	-	-	(271)

Operating income (loss) from continuing operations	$11,229	$1,578	$(7,725)	$5,082

Capital expenditures	$1,375	$37	$2	$1,414

Property, plant and
equipment, net	$193,006	$79	$1,263	$194,348

Six months ended June 30, 2003

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$140,775	$-	$-	$140,775

Equity in earnings	-	7,964	-	7,964

	140,775	7,964	-	148,739

Costs and expenses:
Cost of sales – coal	110,967	-	-	110,967
Depreciation, depletion
and amortization	5,849	12	59	5,920
Selling and administrative	8,852	498	8,489	17,839
Heritage health benefit
costs	-	-	15,085	15,085
Gain on sales of assets	-	-	(451)	(451)

Operating income (loss) from continuing operations	$15,107	$7,454	$(23,182)	$(621)

Capital expenditures	$4,239	$1	$60	$4,300

Property, plant and
equipment, net	$142,609	$58	$355	$143,022

Six months ended June 30, 2002

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$160,304	$-	$-	$160,304

Equity in earnings	-	6,592	-	6,592

	160,304	6,592	-	166,896

Costs and expenses:
Cost of sales – coal	121,482	-	-	121,482
Depreciation, depletion
and amortization	6,135	5	48	6,188
Selling and administrative	10,692	446	4,459	15,597
Heritage health benefit
costs	-	-	13,012	13,012
Doubtful account recoveries	(317)	-	-	(317)
Gain on sales of assets	(40)	-	-	(40)

Operating income (loss) from continuing operations	$22,352	$6,141	$(17,519)	$10,974

Capital expenditures	$3,487	$43	$21	$3,551

Property, plant and
equipment, net	$193,006	$79	$1,263	$194,348

7.         CONTINGENCIES

Protection of the Environment

As of June 30, 2003 the Company has reclamation bonds in place for its active mines in Montana, North Dakota and Texas and for inactive mining sites in Virginia which are now awaiting final bond release. These government required bonds assure that coal mining operations comply with applicable Federal and State regulations relating to the performance and completion of final reclamation activities. The Company estimates that the cost of final reclamation for its mines will total approximately $235.3 million and that the Company will be responsible for paying approximately $185.5 million of this amount while certain customers and a contract miner are responsible for paying the balance. The amount of the Company’s bonds of $209.0 million exceeds the amount of its share of estimated final reclamation obligations as of June 30, 2003.

At the Rosebud Mine, certain customers are contractually obligated under a coal supply agreement to pay the final reclamation costs for a specific area of the mine. Several of those customers satisfied that obligation by pre-funding their respective portions of those costs. The funds are invested in cash equivalents and government-backed interest-bearing securities. As of June 30, 2003, the value of those funds, classified as reclamation deposits on the Consolidated Balance Sheets, was $50.3 million. One customer under the same coal supply agreement has not pre-funded its obligation. The present value of that customer’s obligation was $5.6 million as of June 30, 2003, and is classified as contractual third party reclamation obligations on the Consolidated Balance Sheets. Discussions between the Company and the customer to secure the unfunded obligation are in progress.

Also at the Rosebud Mine, all of the owners of the Colstrip Station are contractually required to reimburse the Company for contemporaneous reclamation costs as they are incurred. As of June 30, 2003, the total amount of such costs outstanding was $6.0 million, which amount is included in other receivables and contractual third party reclamation obligations on the Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002, respectively.

At the Jewett Mine, the customer is contractually responsible for all post-production reclamation obligations and has posted a $50.0 million corporate guarantee with the Railroad Commission of Texas to assure performance of such final reclamation. The present value of the customer’s obligation was $12.5 million as of June 30, 2003, which is classified as contractual third party reclamation obligations on the Consolidated Balance Sheets.

At the Absaloka Mine, 80% owned by a subsidiary of Westmoreland, Westmoreland Resources, Inc. (“WRI”), the contract miner is obligated to perform the vast majority of all reclamation activities, including all final backfilling, regrading and seeding. WRI’s maximum financial responsibility for these activities is limited to $1.7 million, which amount is being pre-funded through annual installment payments of $113,000 through 2005. Once the contract miner has performed its final reclamation obligations, WRI will be responsible for site maintenance and monitoring until final bond release. To assure compliance, and as part of a settlement of several outstanding issues in 2002, the contract miner has established an escrow account into which 6.5% of every contract mining invoice payment is being deposited. The balance as of June 30, 2003 was $835,000 which includes WRI’s 2003 annual installment of $113,000. The present value of the contract miner’s reclamation obligation was $6.0 million as of June 30, 2003, and is classified as contractual third party reclamation obligations on the Consolidated Balance Sheets.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), a required new method of accounting for mine reclamation costs. Prior to the adoption of SFAS No. 143, reclamation costs were accrued on an undiscounted, units-of-production basis. SFAS No. 143 requires entities to record the fair value of asset retirement obligations using the present value of projected future cash flows, with an equivalent amount recorded as basis in the related long-lived asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period and the capitalized cost is depreciated over the useful life of the related asset. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.

Changes in the Company’s asset retirement obligations under the new method from January 1, 2003 to June 30, 2003 (in thousands) were:

Asset retirement obligation - January 1, 2003	$115,364
Accretion	3,922
Settlements	(1,257)

Asset retirement obligation - June 30, 2003	$118,029

As a result of the adoption of SFAS No. 143, in the first quarter of 2003 the Company recorded a gain of $161,000, net of tax expense of $108,000, for the cumulative effect of the change in accounting principle. The Company also reduced its recorded liability for mine reclamation from $159 million to $115 million as of January 1, 2003 and reduced the net book value of its property, plant and equipment from $189 million to $145 million on its Consolidated Balance Sheets as a result of the change from undiscounted to present values.

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

Contract Contingencies

On August 2, 1999, a subsidiary of the Company, Northwestern Resources Co. (“NWR”) entered into an Amended Lignite Supply Agreement (“ALSA”) with Reliant Energy, Inc., now CenterPoint Energy, Inc. (“CNP”), for its Limestone Electric Generating Station (“LEGS”) as part of a settlement of pending litigation. The ALSA provided for a transition from cost-plus-fees pricing to a market-based pricing mechanism effective July 1, 2002. The market-based pricing mechanism is a determination of the equivalent cost of purchasing, delivering, and consuming Powder River Basin (“PRB”) coal from Wyoming at LEGS, subject to minimum and maximum prices. CNP subsequently assigned the ALSA to Texas Genco (“TGN”), a majority owned subsidiary.

In accordance with the ALSA, the parties agreed in June 2000 to lignite volumes for the period July 2002 through December 2003. However, a dispute arose over the calculation of that period’s volume commitment and price. When the parties were unable to reach agreement by December, 2001, NWR filed for a declaratory judgment in Limestone County, Texas. Subsequently, NWR and TGN agreed to stay this litigation and resolved these issues for 2002 and 2003 by entering into an interim agreement.

TGN then failed to take delivery of the full lignite volumes agreed upon in the interim agreement. NWR demanded compensation for the difference between the tonnage that TGN had committed to purchase and the tonnage that TGN had actually purchased. After receiving this demand, TGN asserted that NWR should pay royalties on lignite produced since July 1, 2002 under certain mineral leases with TGN.

The parties exchanged numerous proposals in an attempt to resolve these issues but were unable to reach agreement prior to expiration of the stay of litigation. On May 6, 2003, NWR filed an amended petition in the District Court of Limestone County, Texas. On May 6, 2003, TGN also filed a claim against NWR in the District Court of Harris County, Texas seeking payment of disputed royalties and requesting a declaratory judgment regarding the application of certain other disputed contract provisions. Preliminary motions that will determine venue of the litigation have been filed in both jurisdictions and will be argued in the third quarter of 2003. The parties continue to explore and discuss various proposals in an effort to reach a negotiated resolution.

As with any dispute, the outcome of the litigation and negotiations is uncertain and the Company will vigorously defend its position.

Royalty Claims

WECO has received several demand letters from the Montana Department of Revenue (“DOR”), as agent for the Mineral Management Service (“MMS”) of the U.S. Department of the Interior, asserting underpayment of certain royalties allegedly due. The claims relate to the fees WECO receives to transport coal from the contract delivery point to the customer, certain “take or pay” payments WECO received when its customers did not require coal, and adjustments for Montana severance taxes, coal resources indemnity trust tax and coal gross proceeds tax. The total amount of the claims is approximately $12.9 million, including penalties and interest. WECO believes that DOR/MMS is improperly asserting claims for royalties on transportation and the take or pay payments and has appealed the DOR/MMS determinations and is vigorously contesting these claims. The appeal process will take several years.

UMWA Master Agreement

The Company is subject to certain financial ratio tests specified in a Contingent Promissory Note (the “Note”) executed in conjunction with an agreement with the UMWA Health and Retirement Funds (the “Master Agreement”) and others, which facilitated the Company’s discharge from Chapter 11 Bankruptcy in 1998. The Note terminates on January 1, 2005. The Company is in compliance as of June 30, 2003.

On August 11, 2003, the Company reached an agreement with the Funds, whereby, in exchange for a one-time payment of $225,000, the financial ratio tests, the Note, and security agreement were eliminated. The Company will continue to be obligated to meet its Coal Act obligations and certain other non-financial covenants to the Funds and other parties through the expiration of the Master Agreement on January 1, 2005.

Entech Inc. Bankruptcy

On June 18, 2003, Touch America Holdings, Inc. (formerly Montana Power Company) and Entech LLC (formerly Entech Inc., and together with Touch America Holdings, Inc., “the Debtors,”) filed bankruptcy petitions in the United States Bankruptcy Court in Delaware. As a result, the automatic stay provisions of the Bankruptcy Code prevent any pending action from proceeding or any new actions from being filed against the Debtors. Westmoreland’s pending litigation involving Entech, the Purchase Price Adjustment and the McGreevey litigation, discussed below, are now stayed.

Purchase Price Adjustment

The final purchase price for the 2001 acquisition of Montana Power Company’s coal business from Entech is subject to a final adjustment. Pursuant to the terms of the Stock Purchase Agreement, certain adjustments to the purchase price were to be made as of the date the transaction closed to reflect the net assets of the acquired operations on the closing date and the net revenues that those operations had earned between January 1, 2001 and the closing date. In June 2001, Entech submitted proposed adjustments that would have increased the purchase price by approximately $9.0 million. In July 2001, the Company objected to Entech’s adjustments and submitted its own adjustments which would result in a substantial decrease in the original purchase price. The Stock Purchase Agreement requires that the parties’ disagreements be submitted to an independent accountant for resolution. Westmoreland also submitted a timely claim for indemnification to Entech. Entech objected to using the purchase price adjustment mechanism and contended that many of Westmoreland’s objections should be resolved in an action at law for any breach of representations and warranties. On November 20, 2001 Westmoreland initiated suit in New York alleging that all of its objections should be resolved under the purchase price adjustment mechanism. The trial court and intermediate appellate court ruled in Westmoreland’s favor and Entech appealed to the New York Court of Appeals.

On July 1, 2003, New York’s highest court, the Court of Appeals, reversed the decision of the intermediate appellate court. The Court of Appeals held that many of the Company’s objections relating to the accounting treatment for asset values should be treated as claims for a breach of a representation or warranty for which the exclusive remedy was an action at law. The Court of Appeals remitted the case to the trial court for evaluation of the Company’s individual objections to Entech’s proposed adjustments.

As a result of the Debtors’ bankruptcy filings, all litigation against them outside of the bankruptcy court was automatically stayed. The Company is currently evaluating its options for proceeding, which include (1) seeking relief from the stay, so that it can continue to pursue its purchase price adjustment claims through the independent accountant and in an action at law in the New York courts, and (2) seeking to resolve its claims as part of the bankruptcy proceeding. The Company anticipates that it will file a protective proof of claim for the purchase price adjustment in the bankruptcy proceeding when the time is proper.

Tax Assessments

The Company’s ROVA projects are located in Halifax County, North Carolina and are the County’s largest taxpayer. In 2002, the County hired an independent consultant to review and audit the property tax returns for the previous five years. In May 2002, ROVA was advised that its returns were being scrutinized for potential underpayment due to undervaluation of property subject to tax. ROVA advised the County that ROVA’s valuation of its property was consistent with an agreement it made with the County before the project was constructed. In late October 2002, the ROVA projects received notice of an assessment of $4.6 million for the years 1994 to 2002. If upheld, the project’s future taxes would increase approximately $800,000 per year of which half would be the Company’s share. ROVA has filed a protest and believes the assessment is improper.

In 1997, the New York Public Service Commission, in an attempt to substantially reduce the economic burden of existing contracts between Niagra Mohawk Power Corporation (“NIMO”) and various independent power producers, including the Company’s Rensselaer project, approved a NIMO plan to terminate or restructure 29 independent power project contracts. The Company reached a negotiated settlement for termination of the Rensselaer power purchase and supply agreement in 1998 after NIMO threatened to forcibly take the project under eminent domain powers. The Montana Department of Revenue reviewed the Company’s income tax returns for 1998 and 1999 and notified the Company in 2002 that it had disallowed the exclusion of a gain on the 1998 settlement agreement with NIMO. An assessment was issued on June 18, 2003, and the Company has filed an objection in response. If the State’s assessment is upheld, the Company would owe interest of $57,000 to the State of Montana and fully utilize its Montana net operating loss carryforwards in 2002.

A similar inquiry on the same issue was made by the State of North Carolina. On February 11, 2003, the North Carolina Department of Revenue notified the Company that it also had disallowed the exclusion of gain on the compelled sale of the Rensselaer project partnership’s Power Purchase and Supply Agreement. The Company could owe a current tax of $3.5 million plus interest of $1.0 million and a penalty of $0.9 million to the State of North Carolina if the assessment is upheld. The Company has filed a protest, and a hearing before the North Carolina Department of Revenue was held on May 28, 2003. The Company’s protest is still under review. The Company believes its position is meritorious and has not recorded any potential impact of that assessment.

Other Contingencies

McGreevey Litigation

In mid-November, 2002, the Company was served with a complaint (Plaintiff’s Fourth Amended Complaint) filed on October 4, 2002 in a case styled McGreevey et al. v. Montana Power Company et al. in a Montana State court. Plaintiffs filed their first complaint on August 16, 2001. The Fourth Amended Complaint added Westmoreland as a defendant to a shareholder suit against Montana Power Company, various officers of Montana Power Company, the Board of Directors of Montana Power Company, financial advisors and lawyers representing Montana Power Company and the purchasers of some of the businesses formerly owned by Montana Power Company and Entech, Inc., a subsidiary of Montana Power Company. The plaintiffs were granted certification as a class before Westmoreland was added as a party to the litigation. Plaintiffs seek to rescind the sale by Montana Power of its generating, oil and gas, and transmission businesses, and the sale by Entech of its coal business or to compel the purchasers to hold these businesses in trust for the shareholders. Westmoreland has filed an answer, various affirmative defenses and a counterclaim against the plaintiffs. On June 20, 2003, defendants filed a motion with the Montana Supreme Court seeking to have the current trial judge disqualified for bias. The Montana Supreme Court has appointed a judge from another jurisdiction to investigate the defendant’s petition seeking disqualification. A hearing had been set for July 31, 2003. However, on July 18, 2003, both Touch America Holdings, Inc., the successor to Montana Power, and Entech sought bankruptcy protection in the United States Bankruptcy Court in Delaware.

Among other issues being evaluated is the impact of the Touch America and Entech bankruptcies on the litigation. Plaintiff’s cause of action, if one exists, may belong to the corporations (a “derivative” action) and since the corporations are in bankruptcy either the pending state action is stayed or it should be transferred to the bankruptcy court in Delaware.

One defendant has unsuccessfully sought removal of the case to Federal Court. On July 17th, another removal petition by all defendants was filed with the U.S. District Court in Montana asserting that resolution of these cases is critical to the estates of Touch America and Entech. It is anticipated that the plaintiffs will object to the removal and seek to have the case remanded to the state court. No decision on removal is expected until late in the third quarter. In addition to the defendant’s motion to remove the case, Touch America and Entech have filed notices of the pending bankruptcies with the Montana State Court which will prevent any further action until the stay has been lifted by the Bankruptcy Court.

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2002 to June 30, 2003

Forward-Looking Disclaimer

Certain statements in this report which are not historical facts or information are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; healthcare cost trends; the cost and capacity of the surety bond market; the Company’s ability to manage growth and significantly expanded operations; the ability of the Company to implement its business strategy; the Company’s ability to pay the preferred stock dividends that are accumulated but unpaid; the Company’s ability to retain key senior management; the Company’s access to financing; the Company’s ability to maintain compliance with debt covenant requirements; the Company’s ability to successfully identify new business opportunities; the Company’s ability to achieve anticipated cost savings and profitability targets; the Company’s ability to negotiate profitable coal contracts, price reopeners and extensions; the Company’s ability to maintain satisfactory labor relations; changes in the industry; competition; the Company’s ability to utilize its tax net operating losses; the ability to reinvest excess cash at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; demand for electricity; the effect of regulatory and legal proceedings, including the bankruptcy filing by Touch America Holdings Inc. and Entech Inc.; the claims between the Company and Montana Power; and the other factors discussed in Items 1, 3 and 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. The Company disclaims any duty to update these statements, even if subsequent events cause its views to change.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, the critical accounting policies discussed below. Actual results could differ materially from these estimates. The Company’s senior management has discussed the development, selection and disclosure of the accounting estimates in the critical accounting policies with the Audit Committee of the Board of Directors. The most significant principles that impact the Company relate to post-retirement benefits and pension obligations, reclamation costs and reserve estimates, depletion of mineral rights and development costs included in property, plant and equipment and deferred income taxes. The following discussion highlights those impacts.

The most significant long-term obligations of the Company are post-retirement medical and life insurance benefits and pneumoconiosis (black lung) benefits. The Company describes these obligations for retired workers as heritage health benefit costs and the estimated amount of future payments for such obligations are determined actuarially and are included in the corporate segment. The estimated cost to provide post-retirement medical and life insurance benefits to employees at active mining operations are included in the coal segment. The discount rate used to calculate the present value of these future obligations was reduced from 7.25% in 2001 to 6.75% in 2002 and will be adjusted annually based upon interest rate fluctuations. The discount rate used can vary from company to company based on the expected life of the obligations. In addition, the estimated amount of future claims is affected by the assumed health care cost trend rate. During 2001, the Company increased the initial medical cost trend rate assumption to 10.0% from 5.5% decreasing to an ultimate trend of 5.0% in 2009 and beyond. These factors, among others, significantly increased expense which totaled $7.6 million and $15.1 million for the second quarter 2003 and six months of 2003, respectively, and accrued liability which totaled $121.2 million at June 30, 2003 (compared to $117.1 million at December 31, 2002) for post-retirement medical and life insurance costs. The expense for second quarter of 2002 and the six months of 2002 were $6.3 million and $13.0 million, respectively. The excess of trust assets over the pneumoconiosis benefit obligation decreased to $6.5 million as of June 30, 2003 from $7.7 million as of December 31, 2002 as a result of a change in the discount rate for the actuarially determined obligation.

The Company’s share of reclamation costs, along with other costs related to mine closure, are now accrued and charged against income in the coal business segment in accordance with Statement of Financial Accounting Standards No. 143 – Asset Retirement Obligations (“SFAS No. 143”). See the discussion in Note 7 to the Company’s Consolidated Financial Statements. SFAS No. 143 requires entities to record a liability for asset retirement obligations in the period in which it is incurred and a corresponding amount in the carrying amount of the related long-lived asset. Future costs of reclamation are estimated based upon the standards for mine reclamation that have been established by various government agencies that regulate the Company’s mining operations. Estimated costs and timing of expenditures can change and the liability included in the financial statements of $118.0 million as of June 30, 2003 must be viewed as an estimate which is subject to revision.

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

The Company accounts for deferred income taxes using the asset and liability method. One of the Company’s largest assets is the Federal net operating loss carryforwards (or NOLs) remaining to be utilized, which were approximately $174.2 million as of December 31, 2002. The Company’s ability to utilize these NOLs, which are available to the Company to reduce future income taxes until the NOLs expire at various dates through 2019, is dependent upon many factors which determine taxable income. These factors include the timing of tax deductions for certain obligations, such as post-retirement medical benefits and reclamation; percentage depletion of coal production; and any potential limitation on using losses due to a “change of ownership” in the Company. The Company estimates future utilization of the NOLs and its impact on the recognition of deferred tax assets each period. In connection with the 2001 acquisitions, the Company recognized a $55.6 million deferred income tax asset to recognize a portion of the previously unrecognized net operating loss carryforwards that it believes would be utilized through the generation of future taxable income by these new operations. A valuation allowance of $31.3 million was concurrently created to cover those NOLs not yet assumed to be utilized. Any increases or decreases to the estimated future utilization of the NOLs will impact the valuation allowance and affect deferred income tax expense. An increase in the estimated utilization of NOLs will decrease deferred income tax expense; a decrease in the estimated utilization of NOLs will increase deferred income tax expense. These changes can materially affect net earnings resulting in an effective book income tax rate different than the 34% Federal statutory rate. For example, the agreement to sell DTA in 2003 produced the expectation of a gain and elimination of future operating losses from those operations. Both anticipated benefits of the sale significantly increased the expected utilization of NOLs and reduced the valuation allowance which, in turn, increased the tax benefit and net earnings recognized for the year ended December 31, 2002. The valuation allowance was $32.6 million as of December 31, 2002 including the benefit of DTA and changes in other deferred tax assets and liabilities. As of June 30, 2003, the valuation allowance has been decreased by $2.9 million related to additional increased expected use of NOLs due to expected higher taxable income from a new coal sales contract at the Rosebud Mine. The valuation allowance includes loss carryforwards accumulating in North Dakota that are not expected to be utilized.

Liquidity and Capital Resources

Working capital was a positive $3.3 million at June 30, 2003 compared to a deficit of $1.6 million at December 31, 2002. This increase primarily resulted from a reduction of $3.0 million in the current portion of asset retirement obligation and an increase of $10.4 million in other accounts receivable, offset by an increase of $2.4 million in current installments of long-term debt (which included $1.0 million of WML revolving line of credit debt classified as current because it is scheduled to mature in April 2004). Cash provided by operating activities was $8.7 million and $25.9 million for the six months ended June 30, 2003 and 2002, respectively. Cash from operations in 2003 and 2002 benefited from the acquisitions completed in the second quarter of 2001 which contributed $15.6 million and $32.9 million to operating cash flow during the six months ended June 30, 2003 and 2002, respectively. The net change in assets and liabilities was an increase of $10.5 million in 2003 compared to an increase of $15.0 million in 2002. The most significant components of the change are accounts receivable and accounts payable. Accounts receivable and accounts payable can vary widely at the end of any reporting period. The Company has a few large customers and therefore the timing of receipt of accounts receivables can have a significant effect on cash from operations. Likewise, the Company has large payments of accounts payable due to a few vendors or suppliers. The actual timing of these payments can have a significant impact on cash from operations from period to period. Accounts receivable used cash of $1.8 million in 2003 due to higher outstanding amounts owed by customers at June 30, 2003. The increase in accounts payable between quarters is due to normal activity. Other components of cash flow from operating activities are discussed in the results of operations.

Cash used in investing activities was $9.4 million for the six months ended June 30, 2003, compared to cash used of $1.9 million for the six months ended June 30, 2002. Additions to property and equipment using cash totaled $4.3 million in 2003. Also, during 2003, WML deposited $2.7 million into required restricted cash accounts for debt service and security deposits. These deposits earned interest income of approximately $55,000. Bond collateral increased by $1.5 million, including $750,000 at WRI. Changes in all other long-term assets used cash of $3.0 million during 2003. The primary use of cash in 2002 was $3.6 million for additions to mining operation property and equipment offset by $504,000 from the proceeds from the sale of used equipment. Also, during the first six months of 2002, WML deposited $3.0 million into a required restricted cash account for debt service and security deposits and earned interest income of $138,000. The $6 million refund of collateral under the UMWA Master Agreement which was received during the second quarter of 2002 provided cash and reduced restricted cash. Bond collateral increased by approximately $500,000. Changes in all other long-term assets used cash of $1.2 million during 2003.

Cash used in financing activities was $3.5 million for the six months ended June 30, 2003 compared to cash used of $14.7 million for the six months ended June 30, 2002. Cash used in financing activities in 2003 represented payment of $3.9 million on WML’s long-term bank debt, repurchases of preferred shares totaling $213,000 and dividends paid on preferred shares of $247,000. Cash provided by financing activities included net borrowing of revolving debt of $0.5 million and long-term debt borrowings of $850,000 for the purchase of mining equipment. As of June 30, 2003, the Company had available to borrow $9.0 million of the $10.0 million general corporate revolving line of credit and $19.0 million of the $20.0 million WML facility. Cash used in financing activities for the six months ended June 30, 2002 included payment of $9.0 million of long-term debt, the net repayment of $5.5 million revolving debt and dividends paid to WRI’s minority shareholder of $400,000. Cash of $174,000 was provided from the exercise of stock options during the first six months of 2002.

Consolidated cash and cash equivalents at June 30, 2003 totaled $5.7 million (including $0.6 million at WML, $4.3 million at WRI and $1.1 million at Westmoreland’s captive insurance subsidiary). At December 31, 2002, cash and cash equivalents totaled $9.8 million (including $5.1 million at WML, $4.7 million at WRI, and $0.6 million at the insurance subsidiary). The cash at WML is available to the Company through quarterly distributions as described below in the Liquidity Outlook section. The cash at WRI is available to the Company through dividends. In addition, the Company had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $20.9 million at June 30, 2003 and $17.3 million at December 31, 2002. The restricted cash at June 30, 2003 included $15.6 million in the WML debt service reserve accounts described above. The Company’s workers’ compensation and post-retirement medical cost obligation bonds were collateralized by interest-bearing cash deposits of $5.3 million, which amount was classified as a non-current asset. The bond surety company is requiring the Company to provide additional cash collateral for reclamation activities of which $750,000 remains to be paid subsequent to June 30, 2003. In addition, the Company has reclamation deposits of $50.3 million, which were funded by certain customers to be used for payment of reclamation activities at the Rosebud Mine. The Company also has $5.0 million in interest-bearing debt reserve accounts for certain of the Company’s independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects.

Liquidity Outlook

The major factors impacting the Company’s liquidity outlook are its significant heritage health benefit costs, its acquisition debt repayment obligations, and its ongoing business requirements. The Company’s principal sources of cash flow are dividends from WRI, distributions from independent power projects and distributions from WML. The demand for electricity will affect coal demand and pricing and therefore impacts the Company’s production and cash flow. These items are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report on Form 10-K”) along with the Company’s contractual obligations and commitments.

A detailed discussion of health benefit and retirement obligations is contained in the 2002 Annual Report on Form 10-K and will not be repeated here. It is important to note that retiree health benefit costs are affected by nationwide increases in medical service and prescription drug costs. Due to the impact of increasing healthcare cost trends on the actuarial valuations of future obligations, the Company’s total estimated liability has increased in 2003. The actuarially determined liability for post-retirement medical costs increased approximately $4.1 million between December 31, 2002 and June 30, 2003 due to an increase in the expense recognized. Actuarial valuations of the Company’s future obligations indicate that the Company’s retiree health benefit costs will continue to increase in the near term and then decline to zero over the next approximately thirty-five years as the number of eligible beneficiaries declines. The Company incurred cash costs of $9.5 million and $8.8 million for heritage health benefit costs during the six months ended June 30, 2003 and 2002, respectively, and expects to incur $21 million for these costs during the full year of 2003 compared to $20.5 million in 2002. The Company incurred cash costs of approximately $1.0 million and $1.6 million for workers’ compensation benefits during the six months ended June 30, 2003 and 2002, respectively. The Company expects to incur cash costs of less than $2.2 million for workers’ compensation benefits in 2003 and expects that amount to steadily decline to zero over the next approximately eighteen years. There were no workers’ compensation obligations assumed in conjunction with the 2001 acquisitions.

One element of heritage health benefit costs is pensions under the 1974 UMWA Retirement Plan (“1974 Plan”). Since this is a multiemployer plan under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the Plan. The Company believes the Plan was fully funded when the Company terminated its last covered employees and withdrew from the Plan. However, the Plan claims that the Company withdrew from the Plan on an earlier date and that the Plan was not fully funded. The Company recognized $13.8 million asserted liability in 1998 but has vigorously contested the Plan’s claim as provided for under ERISA. On June 16, 2003, an arbitrator issued a decision that the Company’s withdrawal date was earlier than the date on which the Company terminated its last covered UMWA employee. The Company believes this finding is erroneous. However, before an appeal can be considered, the arbitrator must determine the amount, if any, that the 1974 Plan was unfunded at the date of withdrawal. Westmoreland believes that its obligation regarding unfunded liability is substantially less than the $13.8 million the 1974 Plan claims is due. In accordance with the Multiemployer Pension Plan Amendments Act of 1980, the Company has made monthly principal and interest payments to the Plan while it pursues its rights and will continue to make such monthly payments until the arbitration is completed. At the conclusion of arbitration, the Company may be entitled to a refund or could be required to pay a reduced amount in installments through 2008. It is expected that the second part of the arbitration will commence in the second quarter of 2004.

The Company makes monthly premium payments to the UMWA Combined Benefit Fund (“CBF”), a multiemployer health plan neither controlled nor administered by the Company. The current amount of the monthly premiums is less than $400,000 and is recalculated annually each October. An action by the Social Security Administration in June 2003 could increase the Company’s premium by an estimated 10%. There is also a possibility that the CBF could seek to impose the increase retroactively to all premiums paid since 1995. The Company has joined other coal companies with CBF obligations in a complaint filed in the U.S. District Court for the Northern District of Alabama seeking injunctive and declaratory relief regarding the potential increase in CBF premiums.

The Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions for the payment of future benefits. The Trustees set the level of security for each company at an amount equal to three years’ benefits. The bond amount and the amount to be secured are reviewed and adjusted on an annual basis. The amount of the cash collateral required by the Company’s bonding agent is periodically reviewed and subject to change. The Company has been notified that an additional $1.9 million bond is required with total additional cash collateral of $1.9 million. On April 23, 2003, the Company posted the bond and the cash collateral will be fully paid by the third quarter of 2003.

The Company is subject to certain financial ratio tests specified in a Contingent Promissory Note (the “Note”) executed in conjunction with the Master Agreement with the UMWA Health and Retirement Funds and others, which facilitated the Company’s discharge from Chapter 11 Bankruptcy in 1998. The Note terminates on January 1, 2005. The Company is in compliance as of June 30, 2003.

On August 11, 2003, the Company reached an agreement with the Funds, whereby, in exchange for a one-time payment of $225,000, the financial ratio tests, the Note, and security agreement were eliminated. The Company will continue to be obligated to meet its Coal Act obligations and certain other non-financial covenants to the Funds and other parties through the expiration of the Master Agreement on January 1, 2005.

A Medicare prescription drug benefit that covers Medicare-eligible beneficiaries covered by the Coal Act could reduce one of the Company’s largest costs. Of the over $20.0 million per year the Company paid for retirees’ health care costs in 2002, more than 50% was for prescription drugs. Creation of a prescription drug benefit continues to be debated on the national level, and both the House and Senate have passed a version of a prescription drug bill that provides an incentive for employers to maintain medical coverage that contain prescription drug benefits. A conference committee will attempt to resolve the differences in the two bills. At this time the exact form of final legislation is uncertain, however, there is momentum to put a Bill on the President’s desk for signature sometime in the fall and assuming that the employer incentive remains in any final bill, the Company may experience a 10-20% overall savings in medical costs beginning in 2006 compared to its potential costs in the absence of such litigation. There is no assurance at this time what, if any, new proposal will be enacted into law.

The Company’s acquisitions in 2001 greatly increased revenues and operating cash flow and returned the Company to general profitability, but the cash used and financing arranged to make those acquisitions could also create short-term liquidity issues during the term of the financing which must be managed. The acquisition financing facility restricts distributions to the Company to 75% of WML’s “excess cash flow”, as defined in the financing agreements, until the debt is paid off.

The final purchase price for the acquisition of Montana Power Company’s coal business is subject to adjustment. As discussed in Item 3 - Legal Proceedings of the Company’s 2002 Annual Report on Form 10-K, the Company and Montana Power Company were not able to agree on either the amount of the purchase price adjustment or the methodology to calculate the adjustment within the time frame provided for under the Stock Purchase Agreement. Due to the ongoing litigation surrounding this issue and the bankruptcy filing on June 18, 2003 by Touch America Holdings, Inc., Montana Power Company’s successor, and its subsidiary Entech, the ultimate outcome can not be predicted. If the purchase price is reduced, the Company and WML may be required to use the proceeds received from Entech and Montana Power Company to pay down the acquisition financing facility. In the unlikely event an additional purchase price payment is required it would likely be funded by the use of WML’s revolving credit facility.

The Company does not anticipate that its coal and power production will diminish materially as a result of the continued economic downturn because the independent power projects in which the Company owns interests and the power plants that purchase coal mined by the Company produce relatively low-cost, baseload power. (A baseload plant is used first to meet demand because of its location and lower cost of producing electricity.) In addition, most of the Company’s production is sold under long-term contracts, which help insulate the Company from reductions in tons sold. However, contract price reopeners, contract extensions, expirations and terminations, and market competition could affect future price and production levels. During the second quarter of 2003, the Company entered into an amended coal supply agreement to provide an additional 1.5 to 2.5 million tons annually for five years to an existing customer at the Rosebud Mine.

The Company’s largest customers also include companies, or their subsidiaries, who have suffered downgraded credit ratings which could affect the customers’ credit worthiness. The Company invoices its customers for coal sales either semi-monthly or monthly and limits its credit exposure by closely monitoring its accounts receivable. In certain cases, common customers of a generating plant are jointly liable for payment to the Company.

The Company has certain coal sales contract contingencies which may impact future income, sales, prices received and cost of operations. These include, but are not limited to:

•	NWR’s dispute with TGN, the owner/operator of the Limestone Electric Generating Station discussed in Note 7 to the Company’s Consolidated Financial Statements.
•	Arbitration of a price adjustment which the Company believes it is due under the Company’s Coal Supply Agreement with the Colstrip Units 1 and 2 owners which calls for the price to be reopened on the contract’s thirtieth anniversary, which was July 30, 2001.
•	The Company’s claim under the Coyote Station Coal Agreement to recover an annual minimum net income specified in the contract.

In addition, there are other issues regarding royalty payments, state income tax audits, property taxes and reclamation obligations and related bonding requirements, which may affect the Company, but their impact is not known at this time.

As discussed in Note 2 to the Consolidated Financial Statements, the Company sold its interest in DTA for $10.5 million and recorded a gain of $4.5 million effective June 30, 2003. At closing, the purchaser assumed all of the Company’s DTA partnership obligations. As a result, the Company will no longer incur DTA-related operating losses, which were $1.0 million during the first six months of 2003 and $2.1 million, excluding an impairment expense of $3.7 million, in the year ended December 31, 2002.

The Company is mindful of the need to manage costs with respect to the timing of receipts, and variations in distributions or expected performance. For instance, outages at customer’s power plants reduce the Company’s coal revenues during those periods. And the Jewett Mine’s transition to market-based pricing can be expected to produce more variability in revenues than compared to the cost-plus-fees mechanism previously in place. Therefore, the Company continues to take steps to conserve cash wherever possible. The Company has also taken steps to increase the availability of working capital. In January 2003, the Company amended its revolving line of credit for general corporate purposes, increasing it from $7.0 million to $10.0 million. The Company had borrowed $1.5 million as of June 30, 2003, all of which was repaid in early July 2003.

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

The Company’s ongoing and future business needs may also affect its liquidity. The Company’s growth plan is focused on acquiring profitable businesses and developing projects in the energy sector which complement the Company’s existing core operations and where America’s dual goals of low cost power and a clean environment can be effectively addressed. The Company has sought to do this in niche markets that minimize exposure to competition, maximize stability of long-term cash flows and provide opportunities for synergistic operation of existing assets and new opportunities. The Company seeks opportunities on an ongoing basis to make additional strategic acquisitions, to expand existing businesses and to enter related businesses. The Company considers potential acquisition opportunities as they are identified, but cannot be assured that it will be able to consummate any such acquisition. The Company anticipates that it would finance acquisitions by using its existing capital resources, by borrowing under existing bank credit facilities, by issuing equity securities or by incurring additional indebtedness. The Company may not have sufficient available capital resources or access to additional capital to execute potential acquisitions, and the Company may not find suitable acquisition candidates at acceptable prices. There is no assurance that the Company’s current or future acquisition efforts will be successful or that any such acquisition will be completed on terms that are favorable to the Company. Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing such acquisitions and unanticipated problems and liabilities. Any of these risks could have a material adverse effect upon the Company’s business, financial condition and results of operations.

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

Sources of potential additional future liquidity may also include resolution of the NWR dispute with TGN and the price reopener with the owners of Colstrip Units 1 and 2 discussed above, the sale of non-strategic assets, and increased cash flow from existing operations.

The Company has three separate defined benefit pension plans for full-time employees after combining three of five prior plans effective for the 2002 plan year. The future funding of these plans could have a long-term impact on liquidity determined primarily by investment returns on the plans’ assets. During 2002, one of the plans required a contribution of $78,000 and increasing contributions could be required in future years unless investment returns materially improve. Based upon updated actuarial projections, contributions of $1.5 million are expected to be payable in 2004. The required minimum annual cash contributions are expected to grow unless investment returns improve or funding requirements change.

In July 2000, the Company adopted a long-term incentive compensation plan to promote the successful implementation of its strategic plan for growth and link the compensation of its key managers to the appreciation in the price of the Company’s common stock. Because the Company had a limited number of qualified stock options available at that time, the Board of Directors adopted a performance unit plan and awarded the Company’s key executives approximately equal numbers of performance units and options to purchase shares of common stock. The value of the performance units awarded in 2000 is based on the absolute increase in market value of the Company’s common stock over the period July 1, 2000 to June 30, 2003. Under the 2000 Performance Unit Plan, the Company may pay the holders of the performance units in cash or stock at the Company’s option. The value of the performance units awarded in July 2000 was finally determinable on June 30, 2003. Because the value of the Company’s common stock appreciated considerably between June 30, 2000 and June 30, 2003, the value of the performance units granted in July 2000 was $6.4 million. The Company has elected to pay the amounts earned over time, beginning with an initial payment of approximately 20% of the amount due, or $750,000 cash and $375,000 in common stock. The Company has deferred the remainder of the obligation and expects to pay it over the next five years. The Company’s Board of Directors and Compensation & Benefits Committee will review that intention on an on-going basis and determine whether to pay the remainder of the obligation in cash or stock, based on the Company’s liquidity position, among other factors. In 2001 and 2002, the Compensation & Benefits Committee provided annual long-term incentives to the Company’s key managers by again awarding them stock options and performance units. Unlike the 2000 award, which was based on the actual appreciation in the stock price without limit, the 2001 and 2002 awards are based on the appreciation of the Company’s stock compared to that of its peer group and is capped. Like the performance units awarded in 2000, the performance units awarded in 2001 and 2002 vest over three-year periods and any value earned may be paid in cash or stock at the option of the Company. Based on the stock prices of the Company and its peer group as of June 30, 2003, the value of the performance units awarded in 2001 is currently $1.2 million and the value of the performance units awarded in 2002 is $2.6 million. The potential maximum value after three years of the performance units awarded in 2001 and 2002 is $2.9 million and $2.6 million, respectively. The final value of these performance units cannot be determined until June 30, 2004 and June 30, 2005 respectively, and could differ from the value of these units at June 30, 2003. Because stockholders had approved a Long-Term Stock Incentive Plan at the Company’s 2002 Annual Meeting, the Company was able to use stock options as the sole vehicle for the 2003 long-term incentive program.

In conclusion, there are many factors which can both positively or negatively affect the Company’s liquidity and cash flow. Management believes that cash flows from operations, including the possible sale of non-strategic assets if necessary, along with available borrowings, should be sufficient to pay the Company’s heritage health benefit costs, meet repayment requirements of the debt facilities, meet pension plan funding requirements, pay long-term performance plan obligations and fund ongoing business activities as long as currently anticipated surplus cash distributions from WML are received until the acquisition financing facility is paid off. At the same time, the Company continues to explore contingent sources of additional liquidity on an ongoing basis and to evaluate opportunities to expand and/or restructure its debt obligations and improve its capital structure.

Partner’s Proposed Sale of Its Interest in ROVA

Westmoreland Energy, LLC (“WELLC”) has been notified by its 50% partner, LG&E Power Inc. (“LPI”) of LPI’s possible interest in selling all of its independent power operations, including its 50% interest in the Westmoreland LG&E Partnership which owns the Roanoke Valley independent power plant (“ROVA”). LPI has initiated a process. WELLC has a right of first purchase for ROVA if the transaction proceeds as a sale of the LPI partnership interest. The bid process initiated by LPI is still underway, and it is uncertain if or how it will continue.

Preferred Dividends and Stock Repurchase Plan

The depositary shares were issued on July 19, 1992. Each depositary share represents one-quarter of a share of Westmoreland’s Series A Convertible Exchangeable Preferred Stock. Dividends at a rate of 8.5% per annum were previously paid quarterly but were last suspended in the third quarter of 1995 pursuant to the requirements of Delaware law, described below, as a result of recognition of net losses, the violation of certain bank covenants, and a subsequent shareholders’ deficit. Westmoreland commenced payment of dividends to preferred shareholders on October 1, 2002 as described below. The quarterly dividends which are accumulated but unpaid through and including July 1, 2003 amount to $14.8 million in the aggregate ($71.97 per preferred share or $17.99 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which Westmoreland is incorporated. Under Delaware law, Westmoreland is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of Westmoreland’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $205,000 at June 30, 2003). The Company had shareholders’ equity at June 30, 2003 of $22.0 million and the par value of all outstanding shares of preferred stock and shares of common stock aggregated $19.7 million at June 30, 2003.

The Board of Directors regularly reviews the subjects of current preferred stock dividends and the accumulated unpaid preferred stock dividends, and is committed to meeting its obligations to the preferred shareholders in a manner consistent with the best interests of all shareholders. As described in Note 4 to the Consolidated Financial Statements, quarterly dividends of $0.15 per depositary share have been paid for each of the four quarters beginning October 1, 2002 and increased to $0.20 per depositary share payable on October 1, 2003.

On August 9, 2002 Westmoreland’s Board of Directors authorized the repurchase of up to 10% of the outstanding depositary shares on the open market or in privately negotiated transactions with institutional and accredited investors between then and the end of 2004. The timing and amount of depositary shares repurchased will be determined by the Company’s management based on its evaluation of the Company’s capital resources, the price of the depositary shares offered to the Company and other factors. Any acquired shares will be converted into shares of Series A Convertible Exchangeable Preferred Stock and retired. The repurchase program will be funded from working capital which may be currently available, or become available to the Company. During the first quarter of 2003, 7,000 depositary shares were repurchased by the Company at a total cost of $212,800. From August 2002 through June 30, 2003, 14,500 depositary shares have been repurchased.

Resumption of a dividend payment and the repurchase plan reflect the reestablishment of profitability as a result of the Company’s successful initial implementation of its strategic plan for growth and the Company’s continuing commitment to preferred shareholders.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Coal Operations.

The decrease in coal revenues to $66.3 million in the second quarter of 2003 from $81.9 million in 2002’s second quarter is primarily the result of the new market-based price effective July 1, 2002 at the Jewett Mine which was, as expected, less than the previous cost-plus-fees price and reduced tons sold as a result of expected, significant scheduled maintenance outages at certain customers’ power plants. Specifically, fewer tons were sold at the Rosebud Mine due to an unplanned outage at the customer’s plant and at the Beulah Mine in North Dakota because of a longer than expected scheduled outage at the Coyote Station plant. The reduction in coal revenues at the Jewett Mine was partially offset by increased tons sold at the Jewett, Absaloka and Savage Mines. Increase in tons sold at these mines, including some lower margin tons, partially mitigated the loss of sales of higher margin tons due to customers’ power plant outages in the second quarter of 2003, which were greater than anticipated due to forced outages on top of expected scheduled major maintenance outages. The Jewett Mine sold more tons during second quarter 2003 than the comparable quarter in 2002 which had suffered from reduced demand due to mild weather and the economic slowdown. Almost all of the tons sold in both quarters were under long-term contracts to owners of power plants located adjacent to or near the mines, other than at the Absaloka Mine. Equivalent tons sold include petroleum coke sales.

Costs as a percentage of revenues for all mines increased to 80% in the second quarter of 2003 compared to 76% during the second quarter of 2002. Cost of sales decreased 16% in the second quarter of 2003 compared to second quarter of 2002, but revenues decreased even more as a result of the new market-based contract at the Jewett Mine and the mix of tons shipped from the Company’s other mines. Specific costs increased in 2003 for equipment maintenance and repairs at certain other mines and non-cash accretion costs at all mines for future reclamation activities required by SFAS No. 143, “Accounting for Asset Retirement Obligations,” the new accounting standard for recording reclamation liabilities.

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter Ended
	June 30,
	2003	2002	Change

Revenues – thousands	$66,262	$81,888	(19)%

Volumes – millions of equivalent coal tons	6.062	6.283	(4)%

Cost of sales – thousands	$52,777	$62,617	(16)%

The Company’s business is subject to weather and some seasonality. The Company supplies coal to electric generation units and if winter is unseasonably warm or summer is unseasonably cool, the customer’s need for coal may be less than anticipated.

Depreciation, depletion and amortization were $3.0 million in both the second quarter 2003 and 2002.

Independent Power. Equity in earnings from independent power operations was $4.2 million in the second quarter 2003 compared to $1.8 million in the quarter ended June 30, 2002. For the quarter ended June 30, 2003 and 2002, the ROVA projects produced 420,000 and 360,000 megawatt hours, respectively, and achieved average capacity factors of 92% and 79%, respectively. The increase in 2003 earnings, production, and capacity factors reflect a scheduled outage at the smaller ROVA II plant in 2003 compared to a scheduled outage which occurred in second quarter 2002 at the larger ROVA I plant.

Costs and Expenses. Selling and administrative expenses were $10.7 million in the quarter ended June 30, 2003 compared to $7.0 million in the quarter ended June 30, 2002 including non-cash compensation expense of $2.9 million for the long-term employee performance incentives in the second quarter of 2003 compared to a credit of $650,000 in the second quarter of 2002. Long-term incentive expense increases when the Company’s common stock price increases, which it did materially in the second quarter of 2003. The overall increase in selling and administrative expenses in the second quarter of 2003 is net of a benefit from the elimination of expenses in 2003 at the Jewett Mine and net of reduced medical claims under the Company’s self-insured plan for active employees which was redesigned for 2003. Costs of $720,000 for severance benefits increased selling and administrative expenses during the second quarter of 2003.

Heritage health benefit costs increased 20% or $1.3 million in the second quarter 2003 compared to second quarter 2002 as a result of higher costs for postretirement medical plans and an unfavorable actuarial valuation adjustment to the pneumoconiosis benefit obligation, caused primarily by a reduction in the discount rate used to value the benefit obligations.

During 2003‘s second quarter, there was a gain of $451,000 from sales of non-strategic property rights in Colorado that were acquired as part of the coal operations acquisitions in 2001. For the quarter ended June 30, 2002 there were no gains or losses from sales of assets.

Interest expense was $2.5 million and $2.7 million for the quarters ended June 30, 2003 and 2002, respectively. The decrease was mainly due to the smaller term debt balance on the acquisition financing as a result of continuing installment repayments. Interest income decreased in 2003 due to lower rates despite the larger amounts the Company holds in interest-bearing accounts.

As a result of the acquisitions made in 2001, the Company recognized a $55.6 million deferred income tax asset in April 2001 which assumes that a portion of previously unrecognized net operating loss carryforwards will be utilized because of the projected generation of future taxable income. The deferred tax asset increased to $68.1 million as of June 30, 2003 from $65.1 million at December 31, 2002 because of temporary differences (such as accruals for pension and reclamation expense, which are not deductible for tax purposes until paid) arising during the intervening period and due to a reduction of the deferred income tax valuation allowance discussed above. Deferred tax assets are comprised of both a current and long-term portion. When taxable income is generated, the deferred tax asset relating to the Company’s net operating loss carryforwards is reduced and a deferred tax expense (non-cash) is recognized although no regular Federal income taxes are paid. Income tax benefit for 2003 represents a current income tax obligation for State income taxes, and the utilization of a portion of the Company’s net operating loss carryforwards, net of the impact of changes in deferred tax assets and liabilities. The sale of DTA in 2003 increases the expected utilization of federal NOLs due both to the gain on sale and a reduction in future losses. This contributed to a reduction in the valuation allowance related to Federal NOLs and increased the tax benefit and net earnings. Likewise, an amended coal contract which increased future annual sales, benefited earnings in the second quarter of 2003. A tax loss in North Dakota that increased state NOLs and deferred tax assets was offset for the same amount by an increase in the valuation allowance since those losses are not expected to be utilized. The Federal Alternative Minimum Tax regulations were changed to allow 100% utilization of net operating loss carryforwards in 2001 and 2002 thereby eliminating all of the Company’s current Federal income tax expense.

Terminal Operations. Losses continued until June 30, 2003, due to low throughput volume at DTA as a result of continued weakness in the export market and partnership cost-sharing obligations. The Company’s share of operating losses from DTA was $515,000 in the second quarter of 2003 compared to $534,000 in the 2002 quarter. No further operating losses should be incurred from DTA. As discussed in Note 2 to the consolidated financial statements, effective June 30, 2003 the Company sold its interest in DTA and recognized a pre-tax gain of approximately $4.5 million. The Company’s consolidated financial statements for 2003 and earlier periods reflect DTA as discontinued operations.

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

Other Comprehensive Income. The other comprehensive income of $615,000 (net of income taxes of $410,000) recognized during the quarter ended June 30, 2003 represents the change in the unrealized loss on an interest rate swap agreement on the ROVA debt caused by changes in market interest rates during the period. This compares to other comprehensive loss of $218,000 (net of income taxes of $145,000) recognized during the quarter ended June 30, 2002. If market interest rates continue to decrease prior to repayment of the debt, additional comprehensive losses will be recognized. Conversely, increases in market interest rates would reverse previously recorded losses.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Coal Operations. Coal revenues decreased to $140.1 million for the six months ended June 30, 2003 from $160.3 million for the six months ended June 30, 2002. Although tons sold increased in 2003 compared to 2002 decreased revenue is primarily the result of the previously mentioned new market-based price at the Jewett Mine. Tons sold increased in 2003 compared to 2002 at all mines except the Beulah Mine. Costs, as a percentage of revenues, were 79% in 2003 compared to 76% in 2002. Costs during the six months of 2003 were affected for the same reasons discussed above in the quarterly comparisons.

The results of coal operations for the first six months of 2003 were negatively affected by the outages at the power generating stations discussed above: (1) at the Colstrip Station, which affected shipments from the Rosebud Mine, and (2) at the Coyote Station, which affected shipments from the Beulah Mine. These decreases were partially offset by an increase in tons sold from the Jewett Mine.

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Six Months Ended
	June 30,
	2003	2002	Change

Revenues – thousands	$140,775	$160,304	(12)%

Volumes – millions of equivalent coal tons	13.060	12.859	2%

Cost of sales – thousands	$110,967	$121,482	(9)%

Independent Power. Equity in earnings from the independent power projects was $8.0 million and $6.6 million for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the ROVA projects produced 843,000 and 803,000 megawatt hours, respectively, and achieved capacity factors of 92% in 2003 and 88% in 2002. The increase in 2003 was due to the scheduled outage at the ROVA I plant during 2003 lasting fewer days than in 2002. The ROVA II plant operated at the same capacity during both periods.

Costs and Expenses. Selling and administrative expenses were $17.8 million for the six months ended June 30, 2003 compared to $15.6 million for the six months ended June 30, 2002. The increase in 2003 includes non–cash compensation expense for the Company’s Performance Unit Plan which was $4.2 million in the first six months of 2003 compared to $2.4 million in 2002. The characteristics of this plan are discussed in the quarter-to-quarter comparison above.

Heritage health benefit costs increased 16% or $2.1 million in the 2003 six-month period compared to 2002 as a result of increased actuarially determined costs for postretirement medical plans.

During 2003 there was a gain of $451,000 from sales of non-strategic property rights in Colorado that were acquired as part of the coal operations acquisitions in 2001. During the first six months of 2002, there was a $40,000 gain from the sale of used mine equipment.

Interest expense was $5.0 million and $5.5 million for the six months ended June 30, 2003 and 2002, respectively. The decrease was mainly due to partial repayment of the acquisition financing obtained during the second quarter of 2001. Interest income decreased in 2003 due to lower rates earned and despite the larger deposits acquired in the acquisitions.

When taxable income is generated, the deferred tax asset relating to the Company’s net operating loss carryforwards is reduced and a deferred tax expense (non-cash) is recognized although no regular Federal income taxes are paid. Current income tax expense in both 2003 and 2002 relate to state income tax obligations. During the first six months of 2003, the deferred tax benefit of $2.8 million includes a $2.9 million benefit recognized for the reduction of the valuation allowance associated with unused Federal net operating loss carryforwards which are expected to be utilized.

Terminal Operations. The Company’s share of operating losses from DTA was $785,000 in the six months ended June 30, 2003 compared to $1,064,000 in the 2002 six-month period. No further operating losses should be incurred from DTA as discussed above in the second quarter comparisons.

Other Comprehensive Income. The other comprehensive income of $746,000 (net of income taxes of $497,000) recognized during the six months ended June 30, 2003 represents the change in the unrealized loss on an interest rate swap agreement on the ROVA debt caused by changes in market interest rates during the period. This compares the other comprehensive income of $58,000 (net of income taxes of $39,000) for the six months ended June 30, 2002.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

Westmoreland, through its subsidiaries Westmoreland Resources, Inc. and Westmoreland Mining LLC, produces and sells coal to third parties from coal mining operations in Montana, Texas and North Dakota, and through its subsidiary, Westmoreland Energy, LLC, produces and sells electricity and steam to third parties from its independent power projects located in North Carolina and Colorado. Nearly all of the Company’s coal production and all of its electricity and steam production is sold through long-term contracts with customers. These long-term contracts serve to minimize the Company’s exposure to changes in commodity prices although some of the Company’s contracts are adjusted periodically based upon market prices. The Company has not entered into derivative contracts to manage its exposure to changes in commodity prices, and was not a party to any such contracts at June 30, 2003.

Interest Rate Risk

The Company is subject to interest rate risk on its debt obligations. Long-term debt obligations have only fixed interest rates, and the Company’s revolving lines of credit have a variable rate of interest indexed to either the prime rate or LIBOR. Based on the balances outstanding on these instruments as of June 30, 2003, a one percent increase in the prime interest rate or LIBOR would increase interest expense by $25,000 on an annual basis. The Company’s heritage health benefit costs are also impacted by interest rate changes because its pension, pneumoconiosis and post-retirement medical benefit obligations are recorded on a discounted basis.

ITEM 4
CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, “Item 3 - Legal Proceedings,” and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, “Part II, Item 1 – Legal Proceedings,” the Company has litigation which is still pending.

NWR – TGN Contract Dispute Issues

On May 6, 2003, NWR filed an amended petition in the District Court of Limestone County, Texas, which seeks damages for TGN’s failure to take agreed volumes of lignite in 2002 and for TGN’s purchases of PRB coal without providing NWR its contractual rights of first refusal. In addition, the petition claims failure to comply with test burn procedures that TGN had agreed to on June 18, 2002, seeks clarification of certain provisions of the ALSA, and seeks a declaratory judgment regarding the interpretation of certain contract provisions. Also on May 6, 2003, TGN filed a complaint against NWR in the District Court of Harris County, Texas, seeking payment of disputed royalties, alleging that it was owed a management fee under the old Lignite Supply Agreement, and requesting a declaratory judgment regarding the application of certain disputed contract provisions.

1974 Pension Plan Arbitration

One element of heritage health benefit costs is pensions under the 1974 UMWA Retirement Plan (“1974 Plan”). Since this is a multiemployer plan under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the Plan. The Company believes the Plan was fully funded when the Company terminated its last covered employees and withdrew from the Plan. However, the Plan claims that the Company withdrew from the Plan on an earlier date and that the Plan was not fully funded. The Company recognized $13.8 million asserted liability in 1998 but has vigorously contested the Plan’s claim as provided for under ERISA. On June 16, 2003, an arbitrator issued a decision that the Company’s withdrawal date was earlier than the date on which the Company terminated its last covered UMWA employee. The Company believes this finding is erroneous. However, before an appeal can be considered, the arbitrator must determine the amount, if any, that the 1974 Plan was unfunded at the date of withdrawal. Westmoreland believes that its obligation regarding unfunded liability is substantially less than the $13.8 million the 1974 Plan claims is due. In accordance with the Multiemployer Pension Plan Amendments Act of 1980, the Company has made monthly principal and interest payments to the Plan while it pursues its rights and will continue to make such monthly payments until the arbitration is completed. At the conclusion of arbitration, the Company may be entitled to a refund or could be required to pay a reduced amount in installments through 2008. It is expected that the second part of the arbitration will commence in the second quarter of 2004.

Entech, Inc.

On July 1, 2003, the New York Court of Appeals reversed the decision of the trial and intermediate courts which had ordered Entech to proceed with the Purchase Price Adjustment as required by the Stock Purchase Agreement, and determined that many of Westmoreland’s objections to the Entech closing certificate were in reality allegations of a breach of the representations and warranties that Entech made in the Stock Purchase Agreement. The case was remanded to the trial court to evaluate Westmoreland’s objections and determine which should be treated as breach of representation or warranty claims and which should be resolved through the contractually mandated Purchase Price Adjustment process. With the recent Entech Chapter 11 filing in Delaware it is unclear what the next steps in the New York litigation will be. The bankruptcy automatic stay provisions prevent the Company from prosecuting any claim, without relief from the stay. The Entech bankruptcy was filed in Delaware on June 18, 2003, and has been consolidated with Touch America’s bankruptcy, also filed on June 18, 2003. It is anticipated that the Company will file a protective proof of claim for the purchase price adjustment when the time is proper. Although there can be no assurance as to the ultimate outcome of this dispute, the Company believes its claims are meritorious.

McGreevey Litigation

In mid-November, 2002, the Company was served with a complaint (Plaintiff’s Fourth Amended Complaint) filed on October 4, 2002 in a case styled McGreevey et al. v. Montana Power Company et al. in a Montana State court. Plaintiffs filed their first complaint on August 16, 2001. The Fourth Amended Complaint added Westmoreland as a defendant to a shareholder suit against Montana Power Company, various officers of Montana Power Company, the Board of Directors of Montana Power Company, financial advisors and lawyers representing Montana Power Company and the purchasers of some of the businesses formerly owned by Montana Power Company and Entech, Inc., a subsidiary of Montana Power Company. The plaintiffs were granted certification as a class before Westmoreland was added as a party to the litigation. Plaintiffs seek to rescind the sale by Montana Power of its generating, oil and gas, and transmission businesses, and the sale by Entech of its coal business or to compel the purchasers to hold these businesses in trust for the shareholders. Westmoreland has filed an answer, various affirmative defenses and a counterclaim against the plaintiffs. On June 20, 2003, defendants filed a motion with the Montana Supreme Court seeking to have the current trial judge disqualified for bias. The Montana Supreme Court has appointed a judge from another jurisdiction to investigate the defendant’s petition seeking disqualification. A hearing had been set for July 31, 2003. However, on July 18, 2003, both Touch America Holdings, Inc., the successor to Montana Power, and Entech sought bankruptcy protection in the United States Bankruptcy Court in Delaware.

One defendant has unsuccessfully sought removal of the case to Federal Court. On July 17th, another removal petition by all defendants was filed with the U.S. District Court in Montana asserting that resolution of these cases is critical to the estates of Touch America and Entech. It is anticipated that the plaintiffs will object to the removal and seek to have the case remanded to the state court. All defendants have also filed a motion with the Montana Supreme Court seeking to have the current trial judge disqualified. No decision on removal is expected until late in the third quarter. In addition to the defendant’s motion to remove the case, Touch America and Entech have filed notices of the pending bankruptcies with the Montana State Court which will prevent any further action until the stay has been lifted by the Bankruptcy Court.

Western Energy Company

Western Energy Company’s coal supply agreement with the Colstrip Units l and II owners contains a provision that calls for the price to be reopened on the contract’s thirtieth anniversary, which was July 30, 2001. The parties had six months to negotiate a new price for delivered coal. If the parties were unable to agree on a new price, the issue is to be submitted to an arbitrator for resolution. The parties attempted to negotiate through June 2002 a new contract price. After a year of unsuccessful negotiations, the Company demanded that the binding arbitration begin. A three judge panel has now been selected and discovery has begun. The case is scheduled to be heard in April 2004. While the Company believes it is due a price increase effective July 30, 2001, as with any arbitration the outcome is uncertain.

Combined Benefit Fund Litigation

On June 10, 2003, the Social Security Administration (“SSA”) notified the Trustees of the UMWA Combined Benefit Fund (“CBF”) of a premium increase for beneficiaries assigned to companies under the Coal Act. The Company makes monthly premium payments to the UMWA Combined Benefit Fund (“CBF”), a multiemployer health plan neither controlled nor administered by the Company. The current amount of the monthly premiums is less than $400,000 and is recalculated annually each October. The SSA’s action could increase the Company’s premium by an estimated 10%. There is also a possibility that the CBF could seek to impose the increase retroactively to all premiums paid since 1995. The Company has joined other coal companies with CBF obligations in a complaint filed in the U.S. District Court for the Northern District of Alabama seeking injunctive and declaratory relief regarding the potential increase in CBF premiums.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

See Note 4 “Capital Stock” to the Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Shareholders was held on May 22, 2003. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Two proposals were voted upon at the meeting.

The first proposal was the election by the holders of Common Stock of seven members of the Board of Directors. The tabulation of the votes cast with respect to each of the nominees for election as a Director is set forth as follows:

Name	Votes For	Votes Withheld

Pemberton Hutchinson	7,326,003	99,831
Thomas W. Ostrander	7,315,297	110,537
Christopher K. Seglem	7,314,990	110,844
Thomas J. Coffey	7,288,009	137,825
Robert E. Killen	7,288,109	137,725
James W. Sight	7,288,409	137,425
Donald A. Tortorice	7,315,195	110,639

Messrs. Hutchinson, Ostrander, Seglem, Coffey, Killen, Sight and Tortorice were elected.

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

Name	Votes For	Votes Withheld

Michael Armstrong	791,099	4,265
William M. Stern	791,299	4,065

Messrs. Armstrong and Stern were elected.

There were no abstentions or broker non-votes.

ITEM 5
OTHER INFORMATION

The Company decided to hire a new Chief Financial Officer. Rather than accept a different position within the Company, the current Senior Vice President - Finance and Development, Mr. Robert J. Jaeger, elected to take advantage of benefits under the Company’s Executive Severance Policy adopted prior to the restructuring program begun in the early 1990’s. Pursuant to a negotiated termination agreement, Mr. Jaeger will leave the Company on August 31, 2003 and receive severance benefits over a ten-year period. A search for his replacement as CFO is in process. If a replacement is not hired before Mr. Jaeger’s last day with the Company, Mr. Ronald H. Beck, Vice President, Finance and Treasurer will serve as Acting Chief Financial Officer. Mr. Douglas P. Kathol, formerly Senior Vice President of Finance and Strategy at NorWest Corp., will join the Company in August as Vice President-Development.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

10.1	Approved Westmoreland Coal Company 2000 Performance Unit Plan, dated May 22, 2003.

10.2	First Amendment to Westmoreland Coal Company 2000 Non-employee Directors' Stock Incentive Plan dated May 22, 2003.

10.3	Termination Agreement for Robert J. Jaeger, Chief Financial Officer.

10.4	Westmoreland Coal Company Deferred Compensation Plan effective May 1, 2003.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Certifications pursuant to 18 U.S.C. Section 1350.

b)	Reports on Form 8-K

(1)	On May 9, 2003, the Company filed a report on Form 8-K announcing its Board of Directors authorized a dividend of $0.15 per depositary share payable on July 1, 2003 to holders of record as of June 10, 2003.

(2)	On July 2, 2003, the Company filed a report on Form 8-K announcing the sale of its interest in Dominion Terminal Associates and associated industrial revenue bonds to Dominion Energy Terminal Company, Inc.

(3)	On July 9, 2003, the Company filed a report on Form 8-K disclosing the pro forma effect to the change in accounting principle as if the Financial Accounting Standards Board "Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations" had been in effect during the Company's three most recent fiscal years.

(4)	On August 5, 2003, the Company filed a report on Form 8-K announcing its Board of Directors authorized a dividend of $0.20 per depositary share payable on October 1, 2003 to holders of record as of September 10, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: August 13, 2003	/s/ Ronald H. Beck
Ronald H. Beck
Vice President - Finance and
Treasurer
(A Duly Authorized Officer)

/s/ Thomas S. Barta
Thomas S. Barta
Controller
(Principal Accounting Officer)

Westmoreland Coal Company
Exhibit index

10.1	Approved Westmoreland Coal Company 2000 Performance Unit Plan, dated May 22, 2003.

10.2	First Amendment to Westmoreland Coal Company 2000 Non-employee Directors' Stock Incentive Plan dated May 22, 2003.

10.3	Termination Agreement for Robert J. Jaeger, Chief Financial Officer.

10.4	Westmoreland Coal Company Deferred Compensation Plan effective May 1, 2003.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Certifications pursuant to 18 U.S.C. Section 1350.