Form 10-Q
period 2003-09-30
WESTMORELAND COAL CO
filed 2003-11-14
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X      No  ___

Indicate by check mark whether the registrant s an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   X      No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 2003: Common stock, $2.50 par value: 7,905,705

PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2003	2002

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$13,941	$9,845
Receivables:
Trade	27,327	20,962
Other	6,601	7,249

	33,928	28,211
Inventories	14,665	14,018
Deferred overburden removal costs	8,372	5,741
Restricted cash	8,217	8,497
Deferred income taxes	8,984	15,831
Other current assets	6,430	6,765

Total current assets	94,537	88,908

Property, plant and equipment:
Land and mineral rights	20,132	53,314
Capitalized asset retirement cost	97,384	-
Plant and equipment	92,433	197,759

	209,949	251,073
Less accumulated depreciation and depletion	64,177	61,541

Net property, plant and equipment	145,772	189,532

Deferred income taxes	64,225	49,253
Investment in independent power projects	36,164	33,407
Excess of trust assets over pneumoconiosis benefit
obligation	5,936	7,665
Restricted cash and bond collateral	15,036	8,790
Advanced coal royalties	3,990	4,639
Deferred overburden removal costs	3,360	4,607
Reclamation deposits	50,641	49,484
Contractual third party reclamation obligations	24,559	23,235
Other assets	11,341	12,437

Total Assets	$455,561	$471,957

See accompanying Notes to Consolidated Financial Statements.

(Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)

	(Unaudited)
	September 30,	December 31,
	2003	2002

	(in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$12,603	$8,852
Accounts payable and accrued expenses:
Trade	30,136	27,070
Income taxes	530	594
Production taxes	16,939	14,273
Workers’ compensation	2,094	2,335
Postretirement medical costs	21,449	12,787
1974 UMWA Pension Plan obligations	1,554	1,473
Asset retirement obligation	8,372	11,381

Total current liabilities	93,677	78,765

Long-term debt, less current installments	84,180	91,305
Accrual for workers’ compensation, less current portion	7,074	8,405
Accrual for postretirement medical costs, less current
portion	107,917	104,336
Accrual for pension and SERP costs	5,710	4,341
1974 UMWA Pension Plan obligations, less current
portion	5,381	6,562
Asset retirement obligation, less current portion	110,295	148,410
Other liabilities	12,430	6,732
Minority interest	4,552	4,533

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 205,083 shares at
September 30, 2003 and 206,833 shares at December 31, 2002	205	207
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 7,819,844 shares at
September 30, 2003 and 7,711,379 shares
at December 31, 2002	19,549	19,278
Other paid-in capital	71,921	70,908
Accumulated other comprehensive loss	(3,783)	(5,101)
Accumulated deficit	(63,547)	(66,724)

Total shareholders' equity	24,345	18,568

Total Liabilities and Shareholders' Equity	$455,561	$471,957

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations

	(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

	(in thousands except per share data)

Revenues:
Coal	$78,769	$70,748	$219,544	$231,052
Independent power projects – equity in earnings	4,522	4,532	12,486	11,124

	83,291	75,280	232,030	242,176

Costs and expenses:
Cost of sales – coal	59,960	52,198	170,927	173,680
Depreciation, depletion and amortization	3,442	3,247	9,362	9,435
Selling and administrative	7,450	8,887	25,289	24,484
Heritage health benefit costs	13,096	6,534	28,181	19,546
Doubtful account recoveries	-	-	-	(317)
Loss (gain) on sales of assets	77	(1)	(374)	(41)

	84,025	70,865	233,385	226,787

Operating income (loss) from continuing operations	(734)	4,415	(1,355)	15,389

Other income (expense):
Interest expense	(2,616)	(2,637)	(7,640)	(8,171)
Interest income	423	481	1,443	1,586
Minority interest	(129)	(7)	(469)	(233)
Other income	108	1,367	737	1,698

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(2,948)	3,619	(7,284)	10,269
Income tax benefit (expense) from continuing operations	4,229	1,212	8,598	(97)

Net income from continuing operations before cumulative effect of change in accounting principle	1,281	4,831	1,314	10,172
Discontinued operations:
Loss from operations of discontinued terminal segment	(15)	(574)	(988)	(1,749)
Impairment charge	-	(3,712)	-	(3,712)
Gain on sale of discontinued terminal segment	-	-	4,509	-
Income tax benefit (expense)	6	1,714	(1,408)	2,184

Income (loss) from discontinued operations	(9)	(2,572)	2,113	(3,277)

Net income before cumulative effect of change in accounting principle	1,272	2,259	3,427	6,895
Cumulative effect of change in accounting principle, net of income tax expense of $108	-	-	161	-

Net income	1,272	2,259	3,588	6,895
Less preferred stock dividend requirements	(436)	(444)	(1,316)	(1,332)

Net income applicable to common shareholders	$836	$1,815	$2,272	$5,563

See accompanying Notes to Consolidated Financial Statements.

(Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations (Continued)

	(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

	(in thousands except per share data)

Net income per share applicable to common
shareholders before cumulative effect of change in accounting principle:
Basic	$.11	$.24	$.27	$.73
Diluted	$.10	$.22	$.25	$.68
Net income per share applicable to common shareholders from cumulative effect of change in accounting principle:
Basic and diluted	$-	$-	$.02	$-

Net income per share applicable to common shareholders:
Basic	$.11	$.24	$.29	$.73
Diluted	$.10	$.22	$.27	$.68

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Net income applicable to common shareholders	$836	$1,901	$2,111	$5,821
Net income per share applicable to common shareholders:
Basic	$.11	$.25	$.27	$.77
Diluted	$.10	$.23	$.25	$.72

Weighted average number of common shares outstanding:
Basic	7,805	7,638	7,766	7,585
Diluted	8,378	8,146	8,311	8,138

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Equity
and Comprehensive Income
Nine Months Ended September 30, 2003
(Unaudited)

	Class A Convertible Exchangeable Preferred Stock	Common Stock	Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity

	(in thousands except share data)
Balance at December 31, 2002 (206,833 preferred shares and 7,711,379 common shares outstanding)	$ 207	$ 19,278	$ 70,908	$ (5,101)	$ (66,724)	$ 18,568
Common stock issued as
compensation (103,465 shares)	-	258	1,193	-	-	1,451
Common stock options exercised
(5,000 shares)	-	13	2	-	-	15
Repurchase and retirement of
preferred shares (1,750 shares)	(2)	-	(211)	-	-	(213)
Dividends declared	-	-	-	-	(411)	(411)
Tax benefit of stock option exercises	-	-	29	-	-	29
Net income	-	-	-	-	3,588	3,588
Net unrealized change in interest
rate swap agreement, net of
tax expense of $879	-	-	-	1,318	-	1,318
Comprehensive income						4,906

Balance at September 30, 2003
(205,083 preferred shares and
7,819,844 common shares
outstanding)	$ 205	$ 19,549	$ 71,921	$ (3,783)	$ (63,547)	$ 24,345

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows

	(Unaudited)
Nine Months Ended September 30,	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income	$3,588	$6,895
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from independent power projects	(12,486)	(11,124)
Cash distributions from independent power projects	11,047	10,118
Share of losses from DTA	785	1,604
Cash generated by DTA	64	78
Cash contributions to DTA	(849)	(1,419)
Impairment charge	-	3,712
Deferred income tax benefit	(8,096)	(3,249)
Depreciation, depletion and amortization	9,362	9,435
Stock compensation expense	1,451	1,041
Gain on sales of assets	(4,883)	(41)
Minority interest	469	233
Cumulative effect of change in accounting principle	(269)	-
Net change in operating assets and liabilities	19,967	15,494

Net cash provided by operating activities	20,150	32,777

Cash flows from investing activities:
Additions to property, plant and equipment	(11,173)	(5,690)
Change in restricted cash and bond collateral	(7,123)	913
Net proceeds from sales of assets	6,675	512

Net cash used in investing activities	(11,621)	(4,265)

Cash flows from financing activities:
Net repayments under revolving lines of credit	(2,000)	(10,000)
Borrowings of long-term debt	4,561	-
Repayment of long-term debt	(5,935)	(11,803)
Dividends paid to minority interest	(450)	(400)
Dividends on preferred shares	(411)	-
Repurchase of preferred shares	(213)	(244)
Proceeds from exercise of stock options	15	217

Net cash used in financing activities	(4,433)	(22,230)

Net increase in cash and cash equivalents	4,096	6,282
Cash and cash equivalents, beginning of period	9,845	5,233

Cash and cash equivalents, end of period	$13,941	$11,515

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,369	$8,105
Income taxes	$976	$964

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2002 of Westmoreland Coal Company and its subsidiaries (collectively, “the Company”). Westmoreland Coal Company individually may be referred to as “Westmoreland.” The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in that Annual Report. These accounting principles and other footnote disclosures previously made have been omitted in this report as long as the interim information presented is not misleading.

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

1.         NATURE OF OPERATIONS

The Company’s current principal activities, all conducted within the United States, are: (i) the production and sale of coal from Montana, North Dakota and Texas; and (ii) the development, ownership and management of interests in cogeneration and other non-regulated independent power plants. Prior to the sale of the Company’s interest in Dominion Terminal Associates (“DTA”), which was effective as of June 30, 2003, the Company was also engaged in the leasing of capacity at that coal storage and vessel loading facility. As described in Note 2, the Company’s share of DTA’s activities has been classified as discontinued operations in the Consolidated Statements of Operations.

2.         INVESTMENT IN DOMINION TERMINAL ASSOCIATES

Prior to June 30, 2003, the Company had a 20% interest in DTA, a partnership formed for the construction and operation of a coal-storage and vessel-loading facility in Newport News, Virginia. Due to declining export business, the Company’s original investment in DTA was written down from $17.6 million to $5.5 million in 1998. The Company’s loss from operations at DTA in more recent years was the revenue received from the lease of its facilities and throughput net of its share of the expenses incurred attributable to the terminal’s operations. The Company recognized a further non-cash impairment charge equal to the remaining book value of its investment in DTA during the third quarter of 2002 as a result of the terminal’s continuing operating losses and the terms of an agreement by one of the terminal’s other owners to dispose of its interest in DTA, but the Company continued to share in cash operating expenses and recognize losses until the sale of its own interest was completed.

On January 29, 2003, a subsidiary of Dominion Resources, Inc. executed a letter of intent to purchase for $10.5 million the Company’s 20% partnership interest in DTA and its industrial revenue bonds. A definitive Purchase and Sale Agreement was executed on March 14, 2003 and the transaction closed effective June 30, 2003. At closing, the purchaser assumed all of the Company’s DTA partnership obligations. Under the terms of the Purchase and Sale Agreement, the Company guaranteed throughput at the terminal for a period of three years from the effective date of the sale. To secure the throughput commitment, the purchaser deposited $6.0 million of the purchase price into an escrow account as collateral for a stand-by letter of credit for the benefit of the purchaser. The Company also provided customary representations and warranties about the status of its partnership interest, the industrial revenue bonds being purchased and the general condition of DTA and indemnified the purchaser for any loss incurred as a result of a breach of these representations and warranties. The Company has guaranteed its obligations under the Purchase and Sale Agreement for a period of five years.

With the closing of this transaction the Company no longer incurs DTA-related operating losses, which were $1.0 million and $1.6 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The Company also recognized a $4.5 million pretax gain in the second quarter of 2003.

As a result of the sale of the Company’s investment, the financial results relating to DTA have been presented as Discontinued Operations in the accompanying Consolidated Statements of Operations. The basic income from these discontinued operations, including the gain on sale, were $.00 and $.27 per share for the three and nine-month periods ended September 30, 2003, respectively. The diluted income from discontinued operations including the gain on sale, were $.00 and $.25 per share for the three and nine-month periods ended September 30, 2003, respectively. The basic and diluted loss from these discontinued operations was $.34 and $.43 per share for the three and nine-month periods ended September 30, 2002, respectively.

3.         LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding at September 30, 2003 and December 31, 2002 under the Company’s lines of credit and long-term debt were:

	September 30, 2003	December 31, 2002

	(in thousands)
WML revolving line of credit	$-	$1,500
WML term debt	90,450	96,300
Corporate revolving line of credit	-	500
Other term debt	6,333	1,857

Total debt outstanding	96,783	100,157
Less current portion	(12,603)	(8,852)

Total long-term debt outstanding	$84,180	$91,305

Westmoreland Mining LLC (“WML”) is a wholly-owned subsidiary of Westmoreland. Pursuant to WML’s term debt agreements, WML is required to maintain a debt service reserve account and a long-term prepayment account. As of September 30, 2003, there was a total of $8.2 million in the debt service reserve account, which the lenders could use for principal and interest payments in the event WML does not make scheduled payments, and $7.5 million in the long-term prepayment account. Those funds have been classified as restricted cash on the Consolidated Balance Sheets and effectively reduce unfunded long-term debt, including current portion, of $96.8 million to approximately $81 million. Other term debt is comprised of land purchase obligations to acquire additional mine properties with the final payment in May 2005 and capital leases on mine equipment that extend to August 2008.

The maturities of all long-term debt and the revolving credit facilities outstanding at September 30, 2003 are:

In thousands

October – December 2003	$3,064
2004	11,776
2005	11,597
2006	12,648
2007	12,627
Thereafter	45,071

$96,783

4.         CAPITAL STOCK

Westmoreland issued Series A Convertible Exchangeable Preferred Stock (“Series A Preferred Stock”) in July 1992. Preferred stock dividends at a rate of 8.5% per annum were paid quarterly from the third quarter of 1992 through the first quarter of 1994. The declaration and payment of preferred stock dividends was suspended in the second quarter of 1994 in connection with extension agreements with Westmoreland’s principal lenders. Upon the expiration of these extension agreements, Westmoreland paid a quarterly dividend on April 1, 1995 and July 1, 1995. Pursuant to the requirements of Delaware law, described below, the preferred stock dividend was suspended in the third quarter of 1995 as a result of recognition of losses and a subsequent shareholders’ deficit until the third quarter of 2002. Dividends of $0.60 per preferred share, or $0.15 per depositary share, were paid quarterly from October 1, 2002, to July 1, 2003. A dividend of $0.20 per depositary share was paid on October 1, 2003. A dividend of $0.20 per depositary share was declared on November 7, 2003 and is payable on January 1, 2004. The quarterly dividends which are accumulated but unpaid through and including October 1, 2003 amount to $15.0 million in the aggregate ($73.29 per preferred share or $18.32 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

On August 9, 2002, Westmoreland’s Board of Directors authorized the purchase of up to 10% of the Series A Preferred Stock on the open market or in privately negotiated transactions with institutional and accredited investors between then and the end of 2004. The timing and amount of purchases will be determined by Westmoreland’s management based on its evaluation of the Company’s capital resources, the price of the shares offered to the Company and other factors. During the third quarter of 2003, the Company did not purchase any shares of Series A Preferred Stock. Since the commencement of the depositary share purchase program, Westmoreland has purchased a total of 14,500 depositary shares for aggregate consideration of $457,000. Westmoreland retired the shares of Series A Preferred Stock that it purchased. The effect of these purchases and retirements is to reduce the number of shares of Series A Preferred Stock outstanding to 205,083 and the amount of the quarterly dividend that must be paid or accumulated on such shares to $436,000.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which Westmoreland is incorporated. Under Delaware law, Westmoreland is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of Westmoreland’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $205,000 at September 30, 2003). The Company had shareholders’ equity at September 30, 2003 of $24.3 million and the par value of all outstanding shares of preferred stock and shares of common stock aggregated $19.8 million at September 30, 2003.

Incentive Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, later established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above. The following table illustrates the pro forma effect on net income and net income per share if the compensation cost for the Company’s fixed-plan stock options had been determined based on the fair value at the grant dates consistent with SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

	(in thousands, except per share data)
Net income applicable to common shareholders:
As reported	$836	$1,815	$2,272	$5,563
Pro forma	$606	$1,499	$1,899	$4,614

Net income per share applicable to common shareholders:
As reported, basic	$.11	$.24	$.29	$.73
Pro forma, basic	$.08	$.20	$.24	$.61
As reported, diluted	$.10	$.22	$.27	$.68
Pro forma, diluted	$.07	$.18	$.23	$.57

Earnings per Share

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

	(in thousands)
Number of shares of common stock:
Basic	7,805	7,638	7,766	7,585
Effect of dilutive option shares	573	508	545	553

Diluted	8,378	8,146	8,311	8,138

Number of shares not included in
diluted EPS that would have been
antidilutive because exercise price
of options was greater than the average market price of the common shares	204	319	284	309

5.         INCOME TAXES

Income taxes on the Consolidated Statements of Operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

	(in thousands)
Current:
Federal	$(100)	$-	$(330)	$-
State	(178)	(744)	(684)	(1,162)

	(278)	(744)	(1,014)	(1,162)

Deferred:
Federal	3,880	3,156	6,961	2,794
State	633	514	1,135	455

	4,513	3,670	8,096	3,249

Income tax (expense) benefit	$4,235	$2,926	$7,082	$2,087

Current tax expense results from Federal Alternative Minimum Tax and estimated state income taxes. The deferred income tax benefit recorded for the nine months ended September 30, 2003 included a benefit of $2.9 million due to a reduction in the deferred income tax asset valuation allowance as a result of an increase in the amount of Federal net operating loss carryforwards the Company expects to use prior to their expiration through 2019. The increase in the expected amount of Federal net operating losses to be used in the future is primarily a result of an extension of an existing coal sales contract entered into during the second quarter of 2003. The terms of the contract call for deliveries of 1.5 to 2.5 million tons per year from 2004 through 2008. In addition, the deferred income tax benefit for the third quarter and nine months of 2003 reflects the generation of additional deferred tax assets during the period due to temporary differences related to the timing of book expenses versus tax deductions. The deferred income tax benefit recorded for the nine months ended September 30, 2002 included a benefit of $1.1 million primarily as a result of anticipated increased use of future net operating loss carryforwards. There was no reduction in the deferred income tax asset valuation allowance during the third quarter of 2003 or 2002.

6.         BUSINESS SEGMENT INFORMATION

The Company’s operations have been classified into two segments: coal and independent power. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The independent power segment includes the ownership of interests in cogeneration and other non-regulated independent power plants. The “Corporate” classification noted in the tables represents all costs not otherwise classified, including corporate office charges, heritage health benefit costs and business development expenses. Summarized financial information by segment for the quarters and nine months ended September 30, 2003 and 2002 is as follows:

Quarter ended September 30, 2003

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$78,769	$-	$-	$78,769

Equity in earnings	-	4,522	-	4,522

	78,769	4,522	-	83,291

Costs and expenses:
Cost of sales – coal	59,960	-	-	59,960
Depreciation, depletion
and amortization	3,404	5	33	3,442
Selling and administrative	6,724	292	434	7,450
Heritage health benefit
costs	-	-	13,096	13,096
Loss on sales of assets	77	-	-	77

Operating income (loss) from continuing operations	$8,604	$4,225	$(13,563)	$(734)

Capital expenditures	$6,806	$-	$67	$6,873

Property, plant and
equipment, net	$145,291	$53	$428	$145,772

Quarter ended September 30, 2002

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$70,748	$-	$-	$70,748

Equity in earnings	-	4,532	-	4,532

	70,748	4,532	-	75,280

Costs and expenses:
Cost of sales – coal	52,198	-	-	52,198
Depreciation, depletion
and amortization	3,220	4	23	3,247
Selling and administrative	5,744	290	2,853	8,887
Heritage health benefit
costs	-	-	6,534	6,534
Gain on sales of assets	(1)	-	-	(1)

Operating income (loss) from continuing operations	$9,587	$4,238	$(9,410)	$4,415

Capital expenditures	$2,090	$2	$47	$2,139

Property, plant and
equipment, net	$192,080	$75	$1,303	$193,458

Nine months ended September 30, 2003

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$219,544	$-	$-	$219,544

Equity in earnings	-	12,486	-	12,486

	219,544	12,486	-	232,030

Costs and expenses:
Cost of sales – coal	170,927	-	-	170,927
Depreciation, depletion
and amortization	9,253	17	92	9,362
Selling and administrative	15,576	790	8,923	25,289
Heritage health benefit
costs	-	-	28,181	28,181
Loss (gain) on sales of assets	77	-	(451)	(374)

Operating income (loss) from continuing operations	$23,711	$11,679	$(36,745)	$(1,355)

Capital expenditures	$11,045	$1	$127	$11,173

Property, plant and
equipment, net	$145,291	$53	$428	$145,772

Nine months ended September 30, 2002

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$231,052	$-	$-	$231,052

Equity in earnings	-	11,124	-	11,124

	231,052	11,124	-	242,176

Costs and expenses:
Cost of sales – coal	173,680	-	-	173,680
Depreciation, depletion
and amortization	9,355	9	71	9,435
Selling and administrative	16,436	736	7,312	24,484
Heritage health benefit
costs	-	-	19,546	19,546
Doubtful account recoveries	(317)	-	-	(317)
Gain on sales of assets	(41)	-	-	(41)

Operating income (loss) from continuing operations	$31,939	$10,379	$(26,929)	$15,389

Capital expenditures	$5,577	$45	$68	$5,690

Property, plant and
equipment, net	$192,080	$75	$1,303	$193,458

7.         CONTINGENCIES

Protection of the Environment

As of September 30, 2003 the Company has reclamation bonds in place for its active mines in Montana, North Dakota and Texas and for inactive mining sites in Virginia which are now awaiting final bond release. These government-required bonds assure that coal mining operations comply with applicable Federal and State regulations relating to the performance and completion of final reclamation activities. The Company estimates that the cost of final reclamation for its mines when they are closed in the future will total approximately $235.3 million (with a present value of $118.7 million) and that the Company will be responsible for paying approximately $185.5 million of that amount (with a present value of $94.1 million). Certain customers have pre-funded their share of this obligation in current reclamation deposits of $50.6 million as of September 30, 2003 as discussed below. Certain other customers and a contract miner are responsible for paying the balance. The amount of the Company’s bonds exceeds the amount of its share of estimated final reclamation obligations as of September 30, 2003.

At the Rosebud Mine, certain customers were contractually obligated under a coal supply agreement to pay the final reclamation costs for a specific area of the mine. They satisfied that obligation by pre-funding their respective portions of those costs. The funds are invested in cash equivalents and government-backed interest-bearing securities. As of September 30, 2003, the value of those funds, classified as reclamation deposits on the Consolidated Balance Sheets, was $50.6 million. One customer under the same coal supply agreement elected not to pre-fund its obligation but is in discussions with the Company to fund a separate reclamation account to satisfy the contract provisions. The present value of that customer’s obligation was $5.7 million as of September 30, 2003, and is classified as contractual third party reclamation obligations on the Consolidated Balance Sheets. Discussions between the Company and the customer to secure the unfunded obligation are in progress.

Also at the Rosebud Mine, all of the owners of the Colstrip Station are contractually required to reimburse the Company for contemporaneous reclamation costs as they are incurred. As of September 30, 2003, the total amount of such costs outstanding was $6.0 million, which amount is included in other receivables on the Consolidated Balance Sheets.

At the Jewett Mine, the customer is contractually responsible for all post-production reclamation obligations and has provided a $50.0 million corporate guarantee to the Railroad Commission of Texas to assure performance of such final reclamation. The present value of the customer’s obligation was $12.7 million as of September 30, 2003, which is classified as contractual third party reclamation obligations on the Consolidated Balance Sheets.

At the Absaloka Mine, the contract miner, Washington Group International (“WGI”), is obligated to perform the vast majority of all reclamation activities, including all final backfilling, regrading and seeding. Westmoreland Resources Inc. (“WRI”) owns the Absaloka Mine, and Westmoreland owns 80% of WRI. WRI has a maximum financial responsibility for these activities of $1.7 million, which amount is being pre-funded through annual installment payments of $113,000 through 2005. Once the contract miner has performed its final reclamation obligations, WRI will be responsible for site maintenance and monitoring until final bond release. To assure compliance, and as part of a settlement of several outstanding issues in 2002, the contract miner has established an escrow account into which 6.5% of every contract mining invoice payment is being deposited. The balance as of September 30, 2003 was $1.2 million which includes WRI’s 2003 annual installment of $113,000. The present value of the contract miner’s reclamation obligation was $6.1 million as of September 30, 2003, and is classified as contractual third party reclamation obligations on the Consolidated Balance Sheets.

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

Changes in the Company’s asset retirement obligations under the new method from January 1, 2003 to September 30, 2003 (in thousands) were:

Asset retirement obligation - January 1, 2003	$115,364
Accretion	5,479
Settlements	(2,176)

Asset retirement obligation - September 30, 2003	$118,667

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

Contract Contingencies

On August 2, 1999, Northwestern Resources Co. (“NWR”), now a subsidiary of the Company, entered into an Amended Lignite Supply Agreement (“ALSA”) with Reliant Energy, Inc., now CenterPoint Energy, Inc. (“CNP”), for its Limestone Electric Generating Station (“LEGS”) as part of a settlement of pending litigation. CNP subsequently assigned the ALSA to Texas Genco (“TGN”), a majority owned subsidiary. The ALSA provided for a transition from cost-plus-fees pricing to a market-based pricing mechanism effective July 1, 2002. The market-based pricing mechanism calls for a determination of the equivalent cost of purchasing, delivering, and consuming Powder River Basin (“PRB”) coal from Wyoming at LEGS, subject to minimum and maximum prices.

In accordance with the ALSA, the parties had agreed in June 2000 to lignite volumes for the period July 2002 through December 2003. Subsequently, a dispute arose over that period’s volume commitment and price. When the parties were unable to reach agreement by December 2001, NWR filed for a declaratory judgment in Limestone County, Texas. Subsequently, NWR and TGN agreed to stay this litigation and resolved these issues for 2002 and 2003 by entering into an interim agreement which established a redetermined price and volume commitments for those periods.

TGN then failed to take delivery of the full lignite volumes reaffirmed in the interim agreement. NWR demanded compensation for the difference between the tonnage that TGN had committed to purchase and the tonnage that TGN had actually purchased. After receiving this demand, TGN asserted that NWR should pay royalties on lignite produced since July 1, 2002 under certain mineral leases with TGN.

The parties exchanged numerous proposals in an attempt to resolve these issues but were unable to reach agreement prior to expiration of an agreed-upon stay of litigation. On May 6, 2003, NWR filed an amended petition in the District Court of Limestone County, Texas. On May 6, 2003, TGN also filed a claim against NWR in the District Court of Harris County, Texas seeking payment of disputed royalties and requesting a declaratory judgment regarding the application of certain other disputed contract provisions. After venue questions were argued in both Limestone County and Harris County, venue has been established in Limestone County. On October 20, 2003, the District Court referred matters related to determining the price for coal to be delivered in 2004 to arbitration. It is not known when that proceeding will be completed or what price will be in effect in the interim.

As with any dispute, the outcome of the litigation and negotiations is uncertain and the Company will vigorously defend its position and is evaluating the decision and its options.

Royalty Claims

The Company has received demand letters from the Montana Department of Revenue (“DOR”), as agent for the Minerals Management Service (“MMS”) of the U.S. Department of the Interior, asserting underpayment of certain royalties allegedly due at the Rosebud Mine. The claims relate to the fees the Company receives to transport coal from the contract delivery point to the customer, certain “take or pay” payments the Company received when its customers did not require coal, and adjustments for Montana severance taxes, coal resources indemnity trust tax and coal gross proceeds tax. The total amount of the claims is approximately $15.5 million, including penalties and interest which continue to increase. The Company continues to receive transportation fees and expects DOR to assert claims for additional underpayment and to issue more demand letters until the appeal process is completed. The Company believes that the DOR/MMS claims are improper and is vigorously contesting them. The appeal process will take several years. In the event of a negative outcome with DOR and MMS, the Company believes that certain of the Company’s customers are contractually obligated to reimburse the Company for any claims paid plus legal expenses.

UMWA Master Agreement

The Company was subject to certain financial ratio tests specified in a Contingent Promissory Note (the “Note”) executed in conjunction with an agreement with the UMWA Health and Retirement Funds (the “Master Agreement”) and others, which facilitated the Company’s discharge from Chapter 11 Bankruptcy in 1998. The Note was originally scheduled to terminate on January 1, 2005. On August 11, 2003, the Company reached an agreement with the above Funds, whereby, in exchange for a one-time payment of $225,000, the financial ratio tests, the Note, and a related security agreement were terminated. The Company will continue to be obligated to meet certain other covenants through the expiration of the Master Agreement on January 1, 2005.

Purchase Price Adjustment

The final purchase price for the Company’s 2001 acquisition of the coal business of Entech LLC is subject to a final adjustment. Pursuant to the terms of the Stock Purchase Agreement, certain adjustments to the purchase price were to be made as of the date the transaction closed to reflect the net assets of the acquired operations on the closing date and the net revenues that those operations had earned between January 1, 2001 and the closing date. In June 2001, Entech submitted proposed adjustments that would have increased the purchase price by approximately $9.0 million. In July 2001, the Company objected to Entech’s adjustments and submitted its own adjustments which would result in a substantial decrease in the original purchase price. The Stock Purchase Agreement requires that the parties’ disagreements be submitted to an independent accountant for resolution. The Company also submitted a timely claim for indemnification by Entech.

Litigation in the New York courts ensued. On June 18, 2003, Touch America Holdings, Inc. (formerly Montana Power Company) and Entech LLC (formerly Entech Inc., and together with Touch America Holdings, Inc., “the Debtors,”) filed bankruptcy petitions in the United States Bankruptcy Court in Delaware. As a result, the automatic stay provisions of the Bankruptcy Code prevent any pending action from proceeding or any new actions from being filed against the Debtors. The Company’s pending litigation involving the purchase price adjustment is now stayed. The bar date to submit claims has been set for December 16, 2003 and the Company expects to file appropriate proofs of claim by this date.

The Company is currently evaluating its options for proceeding, which include (1) seeking relief from the stay, so that it can continue to pursue its purchase price adjustment claims through the independent accountant and in an action at law in the New York courts, and (2) seeking to resolve its claims as part of the bankruptcy proceeding.

Tax Assessments

The Company’s ROVA projects are located in Halifax County, North Carolina and are the County’s largest taxpayer. In 2002, the County hired an independent consultant to review and audit the property tax returns for the previous five years. In May 2002, ROVA was advised that its returns were being scrutinized for potential underpayment due to undervaluation of property subject to tax. ROVA responded to the County that its valuation was consistent with a preconstruction agreement with the County. In late October 2002, the ROVA projects received notice of an assessment of $4.6 million for the years 1994 to 2002. If upheld, the project’s future taxes would increase approximately $800,000 per year of which half would be the Company’s share. ROVA has filed a protest and believes the assessment is improper.

In 1997, the New York Public Service Commission, in an attempt to substantially reduce the economic burden of existing contracts between Niagara Mohawk Power Corporation (“NIMO”) and various independent power producers, including the Company’s Rensselaer project, approved NIMO’s plan to terminate or restructure 29 independent power project contracts. The Company reached a negotiated settlement for termination of the Rensselaer project’s Power Purchase and Supply Agreement in 1998 after NIMO threatened to forcibly take the project under eminent domain powers. The Montana Department of Revenue reviewed the Company’s income tax returns for 1998 and 1999 and notified the Company in 2002 that it had disallowed the exclusion of a gain on the 1998 settlement agreement for corporate income taxes. An assessment was issued on June 18, 2003, and the Company has filed an objection in response. If the State’s assessment is upheld, the Company would owe interest of $57,000 to the State of Montana and fully utilize its Montana net operating loss carryforwards in 2002.

A similar inquiry was made by the State of North Carolina and on February 11, 2003, its Department of Revenue notified the Company that it also had disallowed the exclusion of gain on the sale of the Rensselaer project’s Power Purchase and Supply Agreement. The Company could owe a current tax of $3.5 million plus interest of $1.0 million and a penalty of $0.9 million to the State of North Carolina if the assessment is upheld. The Company has filed a protest, and a hearing before the North Carolina Department of Revenue was held on May 28, 2003. The Company is submitting further documentation to North Carolina to support its position. The Company believes its position is meritorious and has not recorded any potential impact of that assessment.

Other Contingencies

McGreevey Litigation

In mid-November, 2002, the Company was served with a complaint, (Plaintiffs’ Fourth Amended Complaint) filed on October 4, 2002, in a case styled McGreevey et al. v. Montana Power Company et al. in a Montana State court. Plaintiffs filed their first complaint on August 16, 2001. The Fourth Amended Complaint added Westmoreland as a defendant to a shareholder suit against Montana Power Company, various officers of Montana Power Company, the Board of Directors of Montana Power Company, financial advisors and lawyers representing Montana Power Company and the purchasers of some of the businesses formerly owned by Montana Power Company and Entech, Inc., a subsidiary of Montana Power Company. Plaintiffs seek to rescind the sale by Montana Power of its generating, oil and gas, and transmission businesses, and the sale by Entech of its coal business to Westmoreland, or to compel the purchasers to hold these businesses in trust for the shareholders. Westmoreland has filed an answer, various affirmative defenses and a counterclaim against the plaintiffs. However, on July 18, 2003, both Touch America Holdings, Inc., the successor to Montana Power, and Entech sought bankruptcy protection in the United States Bankruptcy Court in Delaware.

Shortly after the Touch America and Entech bankruptcy petitions were filed, a removal petition by all defendants was filed with the U.S. District Court asserting that resolution of these cases is critical to the estates of Touch America and Entech. Plaintiffs objected to the removal and sought to have the case remanded to the state court. After plaintiffs’ filed their motion to remand the case to state court, a second defendant, NorthWestern Energy Corp., also filed a bankruptcy petition. The second bankruptcy petition coupled with the potential for an indefinite stay of the litigation resulted in plaintiffs’ consent to federal jurisdiction. The case is now in the federal court where plaintiffs will seek to proceed against the non-bankrupt defendants. Although there can be no assurance as to the ultimate outcome, the Company believes its defenses are meritorious and will vigorously defend this litigation.

Combined Benefit Fund

The Company makes monthly premium payments to the UMWA Combined Benefit Fund (“CBF”), a multiemployer health plan neither controlled nor administered by the Company. As of September 30, 2003, the amount of the monthly premiums was less than $400,000 and is recalculated each October. In 1996, a Federal Court ordered a decrease in the premiums charged by the CBF as a result of a finding that the formula being used by the government to determine reimbursement for health benefits under The Coal Act had been discontinued and that the actual amount received by the CBF should be used instead. In connection with a separate case brought by the CBF, the Trustees of the CBF obtained notice of a premium increase on June 10, 2003, for beneficiaries assigned to companies under the Coal Act from the Social Security Administration (“SSA”). The CBF seeks to impose the increase retroactively to 1995 and has imposed a retroactive “catch-up” premium equal to the entire amount alleged to be due for the period from 1995 through October 2003, payable over the twelve months commencing October 2003. The net effect of these assessments will be to increase the Company’s monthly payments to the CBF to $859,000 for the twelve months ending October 2004. The Company has commenced paying the higher monthly invoices while it vigorously pursues its legal remedies as described below. As of September 30, 2003, the Company has accrued the retroactive portion of the CBF premiums totaling $4.7 million.

The Company has joined other coal companies with CBF obligations in a complaint filed in the U.S. District Court for the Northern District of Alabama seeking injunctive and declaratory relief regarding the potential increase in CBF premiums. Subsequent to the filing of the complaint in Alabama, the Trustees of the CBF filed an action in the U.S. District Court for the District of Columbia which seeks a declaratory judgment that all coal companies not a party to the Alabama litigation in 1996 are obligated to pay the newly calculated higher premium as determined by the SSA on June 10, 2003. The Company is a defendant in the D.C. litigation. On October 21, 2003, the Alabama Court heard arguments on the CBF’s request to transfer the litigation to the D.C. District Court. The Alabama Court determined that venue was proper in Alabama but transferred the litigation to the U.S. District Court in Baltimore, Maryland.

The Company is a party to other claims and lawsuits with respect to various matters in the normal course of business. The ultimate outcome of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2002 to September 30, 2003

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

        Post-retirement Benefits and Pension Obligations

The most significant long-term obligations of the Company are post-retirement medical and life insurance benefits and pneumoconiosis (black lung) benefits for its numerous former employees and their dependents. The Company calls these obligations for retired workers and their dependents “heritage health benefit costs” and the estimated amount of future payments for such obligations are determined actuarially and are included in the corporate segment. The estimated cost to provide post-retirement medical and life insurance benefits to employees at active mining operations are included in the coal segment. The discount rate used to calculate the present value of these future obligations was reduced from 7.25% in 2001 to 6.75% in 2002 and will be adjusted annually based upon interest rate fluctuations. The discount rate used can vary from company to company based on the expected life of the obligations. In addition, the estimated amount of future claims is affected by the assumed health care cost trend rate. During 2001, the Company increased the initial medical cost trend rate assumption to 10.0% from 5.5% decreasing to an ultimate trend of 5.0% in 2009 and beyond. These factors, along with the $4.7 million Combined Benefit Fund retroactive premium, significantly increased the expense of providing post-retirement medical and life insurance benefits, which totaled $13.1 million and $28.2 million for the quarter and nine months ended September 30, 2003, respectively (compared to $6.5 million and $19.5 million for the quarter and nine months ended September 30, 2002, respectively). The Company’s accrued liability for post-retirement medical and life insurance benefits totaled $129.4 million at September 30, 2003 (compared to $117.1 million at December 31, 2002). The excess of trust assets over the pneumoconiosis benefit obligation decreased to $5.9 million as of September 30, 2003 from $7.7 million as of December 31, 2002 as a result of a change in the discount rate for the actuarially determined obligation.

        Reclamation Costs and Reserve Estimates

The Company’s share of reclamation costs, along with other costs related to mine closure, are now accrued and charged against income in the coal business segment in accordance with Statement of Financial Accounting Standards No. 143 – Asset Retirement Obligations (“SFAS No. 143”). See Note 7 to the Company’s Consolidated Financial Statements, which includes a discussion of the effect on the Company’s financial statements of adopting SFAS No. 143. SFAS No. 143 requires entities to record a liability for asset retirement obligations in the period in which it is incurred and a corresponding carrying amount of the related long-lived asset. Future costs of reclamation are estimated based upon the standards for mine reclamation that have been established by various government agencies that regulate the Company’s mining operations. Estimated costs and timing of expenditures can change and the liability included in the financial statements of $118.7 million as of September 30, 2003 must be viewed as an estimate which is subject to revision.

In the coal business segment, the Company amortizes its mineral acquisition, development costs, capitalized asset retirement costs and some plant and equipment using the units-of-production method based upon estimated recoverable proven and probable reserves. These estimates are reviewed on a regular basis and are adjusted to reflect current mining plans. As a result, changes in estimates of recoverable proven and probable reserves could change amounts recorded in the future for depletion of these costs.

        Deferred Income Taxes

The Company accounts for deferred income taxes using the asset and liability method. One of the Company’s largest assets is its Federal net operating loss carryforwards (or NOLs) remaining to be utilized, which were $171.8 million as of December 31, 2002. The Company’s ability to utilize these NOLs, which are available to the Company to reduce future income taxes until the NOLs expire at various dates through 2019, is dependent upon many factors which determine taxable income. These factors include the timing of tax deductions for certain obligations, such as post-retirement medical benefits and reclamation; percentage depletion of coal production; and any potential limitation on using losses due to a “change of ownership” in the Company. The Company estimates future utilization of the NOLs and its impact on the recognition of deferred tax assets each period. In connection with the 2001 acquisitions, the Company recognized a $55.6 million deferred income tax asset to recognize a portion of the previously unrecognized net operating loss carryforwards that it believes could be utilized through the generation of future taxable income by these new operations. A valuation allowance of $31.3 million was concurrently created to cover those NOLs not yet assumed to be utilized. Any increases or decreases to the estimated future utilization of the NOLs will impact the valuation allowance and affect deferred income tax expense. An increase in the estimated utilization of NOLs will decrease deferred income tax expense; a decrease in the estimated utilization of NOLs will increase deferred income tax expense. These changes can materially affect net earnings resulting in an effective book income tax rate different than the 34% Federal statutory rate. For example, the agreement to sell DTA in 2003 produced the expectation of a gain and elimination of future operating losses from those operations. Both anticipated benefits of the sale significantly increased the expected utilization of NOLs and reduced the valuation allowance which, in turn, increased the tax benefit and net earnings recognized for the year ended December 31, 2002. The valuation allowance was $32.6 million as of December 31, 2002 including the benefit of DTA and changes in other deferred tax assets and liabilities. For the nine-month period ended September 30, 2003, the valuation allowance decreased by $2.9 million related to greater expected use of NOLs primarily due to an extension of an existing coal sales contract at the Rosebud Mine. The decrease in valuation allowance increased the deferred income tax asset and a reduction in estimated taxable income for 2004 decreased the current portion of the deferred tax asset as of September 30, 2003. The valuation allowance includes loss carryforwards accumulating in North Dakota that are not expected to be utilized.

Liquidity and Capital Resources

Working capital was $0.9 million at September 30, 2003 compared to $10.1 million at December 31, 2002. The change resulted primarily from a reduction of $6.8 million in the current portion of the deferred income tax asset and an increased current portion of postretirement medical costs, primarily due to the accrual of $4.7 million for retroactive premiums by the Combined Benefit Fund. Cash provided by operating activities was $20.2 million and $32.8 million for the nine months ended September 30, 2003 and 2002, respectively. The net change in assets and liabilities was an increase of $20.0 million in 2003 compared to an increase of $15.5 million in 2002. The most significant components of the change are accounts receivable and accounts payable. Accounts receivable and accounts payable can vary widely at the end of any reporting period. The Company has a few large customers and therefore the timing of receipt of accounts receivables can have a significant effect on cash from operations. Likewise, the Company has large payments of accounts payable due to a few vendors or suppliers and the timing of these payments also can have a significant impact on cash from operations from period to period. Trade accounts receivable used cash of $6.4 million in 2003 due to higher outstanding amounts owed by customers at September 30, 2003. The increase in trade accounts payable of $2.3 million in 2003 provided cash and is due to normal activity. Other components of cash flow from operating activities are discussed in the results of operations.

Cash used in investing activities was $11.6 million for the nine months ended September 30, 2003, compared to cash used of $4.3 million for the nine months ended September 30, 2002. Additions to property and equipment using cash totaled $11.2 million in 2003. Net proceeds from sales of assets of $6.7 million included the $4.5 million cash received from the sale of DTA. During 2003, WML deposited $2.7 million into required restricted cash accounts for debt service, bond collateral increased by $3.0 million, including $1.5 million at WRI, and the Company earned approximately $1.4 million in interest income on restricted cash accounts and reclamation deposits. The primary use of cash in 2002 was $5.7 million for additions to mining operation property and equipment offset by approximately $0.5 million from the proceeds from the sale of used equipment. During the nine months of 2002, WML deposited $3.5 million into required restricted cash accounts for debt service. The $6 million refund of collateral under the UMWA Master Agreement which was received during the second quarter of 2002 provided cash and reduced restricted cash. Also during the nine months ended September 30, 2003, the Company increased bond collateral by $500,000 and earned interest income of $1.1 million on restricted cash accounts and reclamation deposits.

Cash used in financing activities was $4.4 million for the nine months ended September 30, 2003 compared to cash used of $22.2 million for the nine months ended September 30, 2002. Cash used in financing activities in 2003 represented payment of $5.9 million on WML’s long-term bank debt, net repayment of revolving debt of $2.0 million, dividends paid to WRI’s minority shareholder, repurchases of preferred shares and dividends paid on preferred shares. Cash provided by financing activities included long-term debt borrowings of $4.6 million for the purchase of mine development land and mining equipment. As of September 30, 2003, the Company had the entire $10.0 million general corporate revolving line of credit and the entire $20.0 million WML facility available to borrow. Cash used in financing activities for the nine months ended September 30, 2002 included payment of $11.8 million of long-term debt, the net repayment of $10.0 million revolving debt, dividends paid to WRI’s minority shareholder and repurchases of preferred shares.

Consolidated cash and cash equivalents at September 30, 2003 totaled $13.9 million (including $6.7 million at WML, $5.2 million at WRI and $1.3 million at Westmoreland’s captive insurance subsidiary). At December 31, 2002, cash and cash equivalents totaled $9.8 million (including $5.1 million at WML, $4.7 million at WRI, and $0.6 million at the insurance subsidiary). The cash at WML is available to the Company through quarterly distributions as described below in the Liquidity Outlook section. The cash at WRI is available to the Company through dividends. In addition, the Company had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $23.3 million at September 30, 2003 and $17.3 million at December 31, 2002. The restricted cash at September 30, 2003 included $15.7 million in the WML debt service reserve accounts described above. The Company’s reclamation, workers’ compensation and post-retirement medical cost obligation bonds were collateralized by interest-bearing cash deposits of $7.4 million, which amount was classified as a non-current asset. In addition, the Company has reclamation deposits of $50.6 million, which were funded by certain customers to be used for payment of reclamation activities at the Rosebud Mine. The Company also has $5.0 million in interest-bearing debt reserve accounts for certain of the Company’s independent power projects. This cash is restricted as to its use and is classified as part of the investment in independent power projects.

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

The Company’s acquisitions in 2001 greatly increased revenues and operating cash flow and returned the Company to general profitability, but the cash used and financing arranged to make those acquisitions could also create short-term liquidity issues during the term of the financing which must be managed. The acquisition financing facility restricts distributions to Westmoreland to 75% of WML’s “excess cash flow,” as defined in the financing agreements, until the debt is paid off. Demand for electricity can affect coal demand and pricing and therefore could also impact the Company’s production and cash flow.

A detailed discussion of health benefit and retirement obligations is contained in the 2002 Annual Report on Form 10-K and will not be repeated here. It is important, however, to note that retiree health benefit costs are affected by nationwide increases in medical service and prescription drug costs. And due to the impact of increasing healthcare cost trends on the actuarial valuations of future obligations, the Company’s total estimated liability has increased in 2003. The actuarially determined liability for post-retirement medical costs increased approximately $7.6 million between December 31, 2002 and September 30, 2003 due to these factors and a lower discount rate used in the actuarial assumptions. Actuarial valuations of the Company’s future obligations indicate that the Company’s retiree health benefit costs will continue to increase in the near term and then decline to zero over the next approximately thirty-five years as the number of eligible beneficiaries declines. However, cash costs are remaining approximately the same between years and do not reflect the dramatic actuarially determined increase that is the result of using a lower discount rate in the actuarial assumptions. The Company incurred cash costs of $14.3 million and $15.3 million for heritage health benefit costs during the nine months ended September 30, 2003 and 2002, respectively, and expects to incur approximately $21 million for these costs (not including any catch-up CBF payments discussed below) during the full year of 2003 compared to $20.5 million in 2002. The Company incurred cash costs of $1.6 million and $2.3 million for workers’ compensation benefits during the nine months ended September 30, 2003 and 2002, respectively. The Company expects to incur cash costs of $2.1 million for workers’ compensation benefits in 2003 and expects that amount to steadily decline to zero over the next approximately eighteen years. There were no workers’ compensation obligations assumed in conjunction with the 2001 acquisitions.

One element of heritage health benefit costs is pensions under the 1974 UMWA Pension Plan (“1974 Plan”). Since this is a multiemployer plan under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the 1974 Plan. The Company believes the 1974 Plan was fully funded when the Company terminated its last covered employees and withdrew from the 1974 Plan. However, the 1974 Plan claims that the Company withdrew from the 1974 Plan on an earlier date, that the 1974 Plan was not fully funded and claims $13.8 million is due. The Company recognized the $13.8 million asserted liability in 1998, but has vigorously contested the Plan’s claim. On June 16, 2003, an arbitrator ruled that the Company’s withdrawal date was earlier than the date on which the Company terminated its last covered UMWA employee. The Company believes this finding is erroneous. However, before an appeal can be considered, the arbitrator must determine the amount, if any, that the 1974 Plan was unfunded at the date of withdrawal. In accordance with the Multiemployer Pension Plan Amendments Act of 1980, the Company has made monthly principal and interest payments to the 1974 Plan as if the $13.8 million was due while it pursues its rights and will continue to make such monthly payments until the arbitration is completed. At the conclusion of arbitration, the Company may be entitled to a refund or could be required to pay a reduced amount in installments through 2008. It is expected that the second part of the arbitration will commence in the second quarter of 2004.

The Company makes monthly premium payments to the UMWA Combined Benefit Fund (“CBF”), a multiemployer health plan neither controlled nor administered by the Company. The current amount of the monthly premiums is less than $400,000 and is recalculated each October. An action by the Social Security Administration in June 2003 in response to litigation brought by the CBF could significantly increase the Company’s premium. The CBF also seeks to impose the increase retroactively to all premiums paid since 1995 and is assessing the entire amount alleged to be due for the period from 1995 through October 2003 over twelve monthly payments beginning October 2003. This increases the Company’s monthly payments from less than $400,000 to $859,000 for the twelve months ending October, 2004. The Company has commenced paying the higher monthly invoices as required by federal law while it pursues its legal remedies. The Company has joined other coal companies with CBF obligations in a complaint filed in the U.S. District Court for the Northern District of Alabama seeking injunctive and declaratory relief regarding the potential increase in CBF premiums. See Note 7 of the Consolidated Financial Statements.

The Coal Act authorized the Trustees of the 1992 UMWA Benefit Plan to implement security provisions for the payment of future benefits. The Trustees set the level of security for each company at an amount equal to three years’ benefits. The bond amount and the amount to be secured are reviewed and adjusted on an annual basis. The amount of the cash collateral required by the Company’s bonding agent is periodically reviewed and subject to change. In 2003, the Company was notified that an additional bond and cash collateral of $1.9 million was required. On April 23, 2003, the Company posted the bond and the cash collateral was fully paid by the third quarter of 2003.

A Medicare prescription drug benefit that covers Medicare-eligible beneficiaries covered by the Coal Act could reduce one of the Company’s largest costs. Of the over $20.0 million per year the Company paid for retirees’ health care costs in 2002, more than 50% was for prescription drugs. Creation of a prescription drug benefit continues to be debated on the national level, and both the House and Senate have passed a version of a prescription drug bill that provides an incentive for employers to maintain medical coverage that contain prescription drug benefits. A conference committee is attempting to resolve the differences in the two bills. At this time the exact form of final legislation is uncertain; however, there is momentum to put a Bill on the President’s desk for signature and assuming that the employer incentive remains in any final bill, the Company may experience a 10-20% overall savings in medical costs beginning in 2006 compared to its potential costs in the absence of such legislation. There is no assurance at this time what, if any, new proposal will be enacted into law.

The Company previously had five defined benefit pension plans for full-time employees. The Company combined three of these plans effective for the 2002 plan year and now has three such plans. The Company’s liquidity could be affected by its obligation to fund these plans. During 2002, the Company was required to contribute $78,000 to one of the plans, and the Company anticipates that it will be required to contribute larger amounts in 2003 and future years unless the return on the plans’ investments materially improve or the plans’ funding requirements change. Based upon updated actuarial projections, the Company estimates that it will be required to contribute approximately $1.5 million to the plans in 2004.

The final purchase price for the acquisition of Entech’s coal business is subject to adjustment. As discussed in Item 3 - Legal Proceedings of the Company’s 2002 Annual Report on Form 10-K, the Company and the seller were not able to agree on either the amount of the purchase price adjustment or the methodology to calculate the adjustment within the time frame provided for under the Stock Purchase Agreement. Due to the ongoing litigation surrounding this issue and the bankruptcy filing on June 18, 2003 by Touch America Holdings, Inc., Montana Power Company’s successor, and its subsidiary Entech, the ultimate outcome can not be predicted. If the purchase price is reduced, the Company and WML may be required to use the proceeds received from Entech and Montana Power Company to pay down the acquisition financing debt. In the unlikely event an additional purchase price payment is required it would likely be funded by the use of WML’s revolving credit facility.

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

The Company’s largest customers also include companies, or their subsidiaries, who have suffered downgraded credit ratings which could affect the customers’ credit worthiness. The Company invoices its customers for coal sales either semi-monthly or monthly and limits its credit exposure by closely monitoring its accounts receivable. In certain cases, common customers of a generating plant are jointly liable for payment to the Company and in some cases severally. NorthWestern Energy Corp., a customer of the Rosebud Mine, entered bankruptcy in September 2003 and delayed payment of invoices for coal shipments prior to its bankruptcy filing. However, NorthWestern received approval of the bankruptcy court to pay the Company’s pre-petition invoices and treat the coal contract as a critical agreement. NorthWestern paid the Company’s pre-petition invoices in October 2003.

The Company has certain coal sales contract contingencies which may impact future income, sales, prices received and cost of operations. These include, but are not limited to:

•	NWR’s disputes with TGN, the owner/operator of the Limestone Electric Generating Station discussed in Note 7 to the Company’s Consolidated Financial Statements.
•	Arbitration of a price adjustment which the Company believes it is due under the Company’s Coal Supply Agreement with the Colstrip Units 1 and 2 owners which calls for the price to be reopened on the contract’s thirtieth anniversary, which was July 30, 2001 discussed in Part II, Item 1 (“Legal Proceedings”), below.

In addition, there are other issues regarding royalty payments, state income tax audits, property taxes and reclamation obligations and related bonding requirements, which may affect the Company, but their impact is not known at this time.

The Company’s previously reported claim under the Coyote Plant Coal Agreement to recover an annual minimum net income specified in the contract for 2002 was resolved and payment received during November 2003.

Sources of potential additional future liquidity may also include resolution of the NWR dispute with TGN and the price reopener with the owners of Colstrip Units 1 and 2 discussed above, the sale of non-strategic assets, and increased cash flow from existing operations.

As discussed in Note 2 to the Consolidated Financial Statements, the Company sold its interest in DTA for an expected realization and gain of $4.5 million effective June 30, 2003. At closing, the purchaser assumed all of the Company’s DTA partnership obligations. As a result, the Company will also no longer incur DTA-related operating losses, which were $1.0 million during the first nine months of 2003 and $2.1 million, excluding an impairment expense of $3.7 million, for the year ended December 31, 2002.

The timing of receipts and variations in distributions or expected performance can significantly affect the Company’s liquidity from period to period. For instance, outages at customers’ power plants reduce the Company’s coal revenues during those periods. The Jewett Mine’s transition to market-based pricing can be expected to produce more variability in revenues than compared to the cost-plus-fees mechanism previously in place. During fourth quarter 2003, the Jewett Mine expects to have lower production and higher mining costs than during the third quarter due to entering areas with a higher mining cost. Unexpected equipment failures can increase costs and impede the production of coal. The Company has also taken steps to increase the availability of working capital. In January 2003, the Company amended its revolving line of credit for general corporate purposes, increasing it from $7.0 million to $10.0 million. The Company had not borrowed any of the $10.0 million as of September 30, 2003.

The Company also aims to increase its sources of profitability and cash flow. Given possible future demand for new power generating capacity, stronger energy pricing, the need for stabilizing fuel and electricity costs, and pressure to reduce power plant emissions into the environment, the Company believes that its strategic plan positions it well for potential further growth, profitability, and improved liquidity.

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

A key to the Company’s strategy is the availability of $171.8 million in NOLs at the end of 2002. The availability of these NOLs can offset the Company’s future taxable income, permit the Company to avoid payment of regular Federal income tax and thereby increase the return the Company receives from profitable investments (as compared to the return a tax-paying entity would receive that cannot shield its income from federal income taxation). However, the Company’s ability to use these tax benefits could be severely restricted if the Company experiences a 50% change of ownership by value within the meaning of the Internal Revenue Code.

In July 2000, the Company adopted a long-term incentive compensation plan to promote the successful implementation of its strategic plan for growth and link the compensation of its key managers to the appreciation in the price of the Company’s common stock. Because the Company had a limited number of qualified stock options available at that time, the Board of Directors also adopted a performance unit plan under which it could award the Company’s key executives performance units in lieu of options to purchase shares of common stock. The value of the performance units awarded in 2000 was based on the absolute increase in market value of the Company’s common stock over the period July 1, 2000 to June 30, 2003. Under the 2000 Performance Unit Plan, the Company may pay the holders of the performance units in cash or stock at the Company’s option. The value of the performance units awarded in July 2000 was finally determinable on June 30, 2003. Since the value of the Company’s common stock appreciated $14.72 per share, a six-fold increase, between June 30, 2000 and June 30, 2003, the value of the performance units granted in July 2000 was $6.4 million. The Company has elected to pay the amounts earned over time, beginning in the third quarter of 2003 with an initial payment of approximately 20% of the amount due, or $750,000 cash and $375,000 in common stock. The Company has deferred the remainder of the obligation and expects to pay it over the next five years. The deferred amount, net of the current portion, is included in Other Liabilities on the Consolidated Balance Sheets as a long-term liability. The Compensation & Benefits Committee also awarded performance units in 2001 and 2002 to the Company’s key managers. Unlike the 2000 award, which was based on the actual appreciation in the stock price without limit, the 2001 and 2002 awards are based on the appreciation of the Company’s stock compared to that of its peer group, and their value is capped. Like the 2000 awards, the value of the performance units awarded in 2001 and 2002 depend on performance over three-year periods and may be paid in cash or stock at the option of the Company. Based on the stock prices of the Company and its peer group as of September 30, 2003, the value of the performance units awarded in 2001 is currently $1.6 million and the value of the performance units awarded in 2002 is zero. The potential maximum value after three years of the performance units awarded in 2001 and 2002 is $2.9 million and $2.5 million, respectively. The final value of these performance units cannot be determined until June 30, 2004 and June 30, 2005 respectively, and could differ from the value of these units at September 30, 2003. Because stockholders had approved a Long-Term Stock Incentive Plan at the Company’s 2002 Annual Meeting, the Company was able to use stock options as the sole vehicle for the 2003 long-term incentive program.

In conclusion, there are many factors which can both positively or negatively affect the Company’s liquidity and cash flow. Management believes that cash flows from operations, including the possible sale of non-strategic assets if necessary, along with borrowings, should be sufficient to pay the Company’s heritage health benefit costs, meet repayment requirements of the debt facilities, meet pension plan funding requirements, pay long-term performance plan obligations and fund ongoing business activities.

In order to assure that it can fund its working capital requirements and its strategic growth and development goals, the Company intends to seek additional borrowing capacity and is evaluating a possible rights offering.

Partner’s Proposed Sale of Its Interest in ROVA

Westmoreland Energy, LLC (“WELLC”) has been notified by its 50% partner, LG&E Power Inc. (“LPI”) of its possible interest in selling all of its independent power operations, including its 50% interest in the Westmoreland LG&E Partnership which owns the Roanoke Valley independent power plant (“ROVA”). LPI has initiated a bid process to identify potential purchasers. WELLC has a right of first purchase for ROVA if the transaction proceeds as a sale of the LPI partnership interest.

Preferred Dividends and Stock Repurchase Plan

The depositary shares were issued on July 19, 1992. Each depositary share represents one-quarter of a share of Westmoreland’s Series A Convertible Exchangeable Preferred Stock. Dividends at a rate of 8.5% per annum were previously paid quarterly but were last suspended in the third quarter of 1995 pursuant to the requirements of Delaware law, described below, as a result of recognition of net losses, the violation of certain bank covenants, and a subsequent shareholders’ deficit. Westmoreland commenced payment of dividends to preferred shareholders on October 1, 2002 as described below. The quarterly dividends which are accumulated but unpaid through and including October 1, 2003 amount to $15.0 million in the aggregate ($73.29 per preferred share or $18.32 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which Westmoreland is incorporated. Under Delaware law, Westmoreland is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of Westmoreland’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $205,000 at September 30, 2003). The Company had shareholders’ equity at September 30, 2003 of $24.3 million and the par value of all outstanding shares of preferred stock and shares of common stock aggregated $19.8 million at September 30, 2003.

The Board of Directors regularly reviews the subjects of current preferred stock dividends and the accumulated unpaid preferred stock dividends, and is committed to meeting its obligations to the preferred shareholders in a manner consistent with the best interests of all shareholders. As described in Note 4 to the Consolidated Financial Statements, quarterly dividends of $0.15 per depositary share were commenced beginning October 1, 2002 and increased to $0.20 per depositary share which was paid on October 1, 2003. Another quarterly dividend of $0.20 per depositary share has been declared and is payable on January 1, 2004.

On August 9, 2002 Westmoreland’s Board of Directors authorized the repurchase of up to 10% of the outstanding depositary shares on the open market or in privately negotiated transactions with institutional and accredited investors between then and the end of 2004. The timing and amount of depositary shares repurchased will be determined by the Company’s management based on its evaluation of the Company’s capital resources, the price of the depositary shares offered to the Company and other factors. Any acquired shares will be converted into shares of Series A Convertible Exchangeable Preferred Stock and retired. The repurchase program will be funded from working capital which may be currently available, or become available to the Company. Since the commencement of the depositary share purchase program, Westmoreland has purchased a total of 14,500 depositary shares for aggregate consideration of $457,000. Westmoreland did not purchase any depositary shares during the third quarter of 2003.

Resumption of a dividend payment and the repurchase plan reflect the reestablishment of profitability as a result of the Company’s successful initial implementation of its strategic plan for growth and the Company’s continuing commitment to preferred shareholders.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Coal Operations.

The increase in coal revenues to $78.8 million in the third quarter of 2003 from $70.7 million in 2002‘s third quarter is the result of the more tons sold at all five mines. During the third quarter of 2002 compared to 2003‘s quarter, the Rosebud Mine sold fewer tons due to an unplanned outage at the Colstrip Station and the Jewett and Absaloka Mines sold fewer tons due to test burns of alternate coal at the Limestone and Sherburne County Stations, respectively. Almost all of the tons sold in both quarters were under long-term contracts to owners of power plants located adjacent to or near the mines, other than at the Absaloka Mine. Equivalent tons sold include petroleum coke sales.

Costs as a percentage of revenues for all mines increased slightly to 76% in the third quarter of 2003 compared to 74% during the third quarter of 2002 due to higher accrued reclamation costs as explained below. Cost of sales increased 15% in the third quarter of 2003 compared to third quarter of 2002, mostly due to a 13% increase in tons sold. Costs increased in 2003 for non-cash accretion costs at all mines for future reclamation activities required by SFAS No. 143, the new accounting standard for recording reclamation liabilities. These accretion costs were not required to be included in 2002, which did include lower reclamation costs.

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter Ended
	September 30,
	2003	2002	Change

Revenues – thousands	$78,769	$70,748	11%

Volumes – millions of equivalent coal tons	7.474	6.635	13%

Cost of sales – thousands	$59,960	$52,198	15%

The Company’s business is subject to weather and some seasonality. The Company supplies coal to electric generation units and if winter is unseasonably warm or summer is unseasonably cool, the customer’s need for coal may be less than anticipated.

Depreciation, depletion and amortization were $3.4 million in the third quarter 2003 compared to $3.2 million in 2002‘s quarter.

Independent Power. Equity in earnings from independent power operations was $4.5 million in both the third quarters of 2003 and 2002. For the quarter ended September 30, 2003 and 2002, the ROVA projects produced 440,000 and 447,000 megawatt hours, respectively, and achieved average capacity factors of 95% and 97%, respectively. Neither period had major scheduled maintenance outages which resulted in high capacity factors, although during 2003 forced outages totaled seven days compared to the three days experienced in 2002‘s third quarter. Both ROVA plants have scheduled outages during the fourth quarter 2003 which will reduce equity in earnings and capacity factors compared to the third quarter.

Costs and Expenses. Selling and administrative expenses were $7.5 million in the quarter ended September 30, 2003 compared to $8.9 million in the quarter ended September 30, 2002. The third quarter of 2003 included a non-cash compensation credit of $1.4 million for the long-term employee performance incentive programs compared to an expense of $0.6 million in the third quarter of 2002. Long-term incentive expense decreases when the Company’s common stock price decreases, which it did in the third quarter of 2003. The 2003 third quarter credit partially reversed the large expense recognized during the previous quarter when the Company’s common stock price had increased. Other selling and administrative expenses increased in the third quarter of 2003 due to severance and higher pension benefits and legal costs.

Heritage health benefit costs increased 100% or $6.6 million in the third quarter 2003 compared to third quarter 2002 as a result of a retroactive premium assessment from the Combined Benefit Fund, higher costs for postretirement medical plans and an unfavorable actuarial valuation adjustment to the pneumoconiosis benefit obligation, caused primarily by a reduction in the discount rate used to value the benefit obligations. The Combined Benefit Fund, as discussed in Note 7 to the Consolidated Financial Statements, increased premiums in October 2003 for a retroactive “catch-up” amount totaling $4.7 million that increased accrued heritage health benefit costs as of the quarter ended September 30, 2003. During the twelve month catch-up period, cash payments will be made at the higher amount while the Company’s litigation is pursued.

Interest expense was $2.6 million for both quarters ended September 30, 2003 and 2002. Interest expense is mainly attributable to the term debt of the acquisition financing. Interest income decreased in 2003 due to lower rates despite the larger amounts the Company holds in interest-bearing accounts.

Other income in 2002 includes a $1.1 million gain in connection with a court’s administrative decision compensating the owners of the Ft. Drum independent power project for the U.S. Army’s unilateral decision to reduce the price it paid under its contract with the project.

As a result of the acquisitions made in 2001, the Company recognized a $55.6 million deferred income tax asset in April 2001 which assumes that a portion of previously unrecognized net operating loss carryforwards will be utilized because of the projected generation of future taxable income. The deferred tax asset increased to $71.8 million as of September 30, 2003 from $65.1 million at December 31, 2002 because of temporary differences (such as accruals for pension and reclamation expense, which are not deductible for tax purposes until paid) arising during the intervening period and due to a reduction of the deferred income tax valuation allowance discussed above. During the quarter ended September 30, 2003, the deferred tax benefit of $4.5 million includes no further benefit for a reduction of the valuation allowance associated with unused Federal net operating loss carryforwards. Deferred tax assets are comprised of both a current and long-term portion. When taxable income is generated, the deferred tax asset relating to the Company’s net operating loss carryforwards is reduced and a deferred tax expense (non-cash) is recognized although no regular Federal income taxes are paid. Income tax benefit for 2003 represents a current income tax obligation for State income taxes, and the utilization of a portion of the Company’s net operating loss carryforwards, net of the impact of changes in deferred tax assets and liabilities. A tax loss in North Dakota that increased state NOLs and deferred tax assets was offset for the same amount by an increase in the valuation allowance since those losses are not expected to be utilized. The Federal Alternative Minimum Tax regulations were changed to allow 100% utilization of net operating loss carryforwards in 2001 and 2002 thereby eliminating all of the Company’s current Federal income tax expense.

Terminal Operations. These discontinued operations are discussed below in the nine-month comparisons.

Other Comprehensive Income. The other comprehensive income of $572,000 (net of income taxes of $382,000) recognized during the quarter ended September 30, 2003 represents the change in the unrealized loss on an interest rate swap agreement on the ROVA debt caused by changes in market interest rates during the period. This compares to other comprehensive loss of $292,000 (net of income taxes of $195,000) recognized during the quarter ended September 30, 2002. If market interest rates continue to increase prior to repayment of the debt, additional comprehensive income will be recognized reversing previously recorded losses. Conversely, decreases in market interest rates would increase the accumulated other comprehensive loss.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Coal Operations. Although tons sold increased in 2003 compared to 2002, coal revenues decreased to $219.5 million for the nine months ended September 30, 2003 from $231.1 million for the nine months ended September 30, 2002. Decreased revenue is primarily the result of the new market-based price effective July 1, 2002 at the Jewett Mine. The previous cost-plus-fees contract benefited revenues at the Jewett Mine during the first six months of 2002. Tons sold increased in 2003 compared to 2002 at all mines except the Beulah Mine. Costs, as a percentage of revenues, were 78% in 2003 compared to 75% in 2002. Costs during the nine months of 2003 decreased as a result of the market-based contract at the Jewett Mine partially offset by higher equipment maintenance and repairs at certain mines and non-cash accretion costs at all mines for future reclamation activities required by SFAS No. 143, “Accounting for Asset Retirement Obligations.”

The results of coal operations for the nine months of 2003 were negatively affected by expected, significant scheduled maintenance outages and unplanned outages at certain customers’ power plants. Specifically, the Colstrip Station at the Rosebud Mine in Montana experienced unplanned outages and the Beulah Mine in North Dakota suffered due to a longer than expected scheduled outage at the Coyote Plant. The reduction in coal revenues and price per ton at the Jewett Mine was partially offset by increased tons sold. The Jewett Mine sold more tons during 2003 than in 2002 which had suffered from reduced demand due to mild weather and the economic slowdown.

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Nine Months Ended
	September 30,
	2003	2002	Change

Revenues – thousands	$219,544	$231,052	(5)%

Volumes – millions of equivalent coal tons	20.534	19.476	5%

Cost of sales – thousands	$170,927	$173,680	(2)%

Depreciation, depletion and amortization was $9.4 million in both of the nine month periods ended September 30, 2003 and 2002.

Independent Power. Equity in earnings from the independent power projects was $12.5 million and $11.1 million for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, the ROVA projects produced 1,283,000 and 1,250,000 megawatt hours, respectively, and achieved capacity factors of 93% in 2003 and 91% in 2002. The increase in 2003 was due to the scheduled outage at the ROVA I plant during 2003 lasting fewer days than in 2002. Also, plant operating expenses in 2002 included unusual turbine maintenance costs.

Costs and Expenses. Selling and administrative expenses were $25.3 million for the nine months ended September 30, 2003 compared to $24.5 million for the nine months ended September 30, 2002. The increase in 2003 includes non–cash compensation expense for the Company’s Performance Unit Plan which was $2.8 million in the nine months of 2003 compared to $1.2 million in 2002. The characteristics of this plan are discussed in the quarter-to-quarter comparison above. In 2003, severance and pension benefits increased selling and administrative expenses.

Heritage health benefit costs increased 44% or $8.6 million in the 2003 nine-month period compared to 2002 as a result of the Combined Benefit Fund’s retroactive premiums discussed in the quarterly comparisons, increased actuarially determined costs for postretirement medical plans, as well as an unfavorable adjustment to the pneumoconiosis benefit obligation.

During 2003 there was a net gain of $374,000 on sales of assets. This included a gain of $451,000 from sales of non-strategic property rights in Colorado that were acquired as part of the coal operations acquisitions in 2001 reduced by losses from sale of miscellaneous equipment. During the nine months of 2002, there was a $41,000 gain from the sale of used mine equipment.

Interest expense was $7.6 million and $8.2 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease was mainly due to partial repayment of the acquisition financing term debt. Interest income decreased in 2003 due to lower rates earned and despite the larger deposits.

Other income in 2002 includes a $1.1 million gain from Ft. Drum discussed above in the quarterly results.

When taxable income is generated, the deferred tax asset relating to the Company’s net operating loss carryforwards is reduced and a deferred tax expense (non-cash) is recognized although no regular Federal income taxes are paid. Current income tax expense in both 2003 and 2002 relate to state income tax obligations. The sale of DTA in 2003 increased the expected utilization of federal NOLs due both to the gain on sale and an elimination of future losses. This contributed to a reduction in the valuation allowance related to Federal NOLs and increased the tax benefit and net earnings. Likewise, an amended coal contract which increased future annual sales, reduced the valuation allowance and benefited tax earnings in the second quarter of 2003. During the nine months of 2003, the deferred tax benefit of $6.7 million includes a $2.9 million benefit recognized for the reduction of the valuation allowance associated with unused Federal net operating loss carryforwards which are expected to be utilized. The current income tax expense and deferred income tax benefit are reported as Income Tax Benefit from Continuing Operations, excluding the portion included in Discontinued Operations.

Terminal Operations. As discussed in Note 2 to the consolidated financial statements, effective June 30, 2003, the Company sold its interest in DTA and recognized a pre-tax gain of approximately $4.5 million. The Company’s consolidated financial statements for 2003 and earlier periods reflect DTA as discontinued operations. The Company’s share of operating losses from DTA was approximately $1.0 million in the nine months ended September 30, 2003 compared to $1.7 million in the 2002 nine-month period. No further operating losses should be incurred from DTA as discussed above in Note 2 to the Consolidated Financial Statements. During the third quarter and nine months ended September 30, 2002, the Company expensed as a non-cash impairment charge its remaining investment of $3.7 million in DTA as a result of continuing losses and an agreement by one of the terminal’s other owners to dispose of its interests.

Cumulative Effect of Change in Accounting Principle. The Company adopted SFAS No. 143 during first quarter 2003 as described in the section on “Critical Accounting Policies” above. The cumulative effect of change was a gain of $161,000, net of tax expense of $108,000. SFAS No. 143 requires that the present value of retirement costs (reclamation) for which the Company has a legal obligation be recorded as liabilities, called asset retirement obligation. Also, capitalized asset retirement costs of $97.4 million were recorded with changes to land and mineral rights, plant and equipment, accumulated depreciation and depletion and contractual reclamation obligations of third parties. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. When reclamation activities occur, the obligation is decreased and a gain or loss recognized for any difference between the previously recorded liability and the actual costs incurred.

Other Comprehensive Income. The other comprehensive income of $1.3 million (net of income taxes of $789,000) recognized during the nine months ended September 30, 2003 represents the change in the unrealized loss on an interest rate swap agreement on the ROVA debt caused by changes in market interest rates during the period. This compares the other comprehensive income of $234,000 (net of income taxes of $156,000) for the nine months ended September 30, 2002.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

Westmoreland, through its subsidiaries Westmoreland Resources, Inc. and Westmoreland Mining LLC, produces and sells coal from coal mining operations in Montana, Texas and North Dakota, to third parties and through its subsidiary, Westmoreland Energy, LLC, produces and sells electricity and steam to third parties from its independent power projects located in North Carolina and Colorado. Nearly all of the Company’s coal production and all of its electricity and steam production is sold through long-term contracts with customers. These long-term contracts serve to minimize the Company’s exposure to changes in commodity prices, although some of the Company’s contracts are adjusted periodically based upon market prices. The Company has not entered into derivative contracts to manage its exposure to changes in commodity prices, and was not a party to any such contracts at September 30, 2003.

Interest Rate Risk

The Company is subject to interest rate risk on certain of its debt obligations. Long-term debt obligations have fixed interest rates only, and the Company’s revolving lines of credit have a variable rate of interest indexed to either the prime rate or LIBOR. No balances were outstanding on these variable instruments as of September 30, 2003. The Company’s heritage health benefit costs are also impacted by interest rate changes because its pension, pneumoconiosis and post-retirement medical benefit obligations are recorded on a discounted basis.

ITEM 4
CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, “Item 3 - Legal Proceedings,” and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, and June 30, 2003 in “Part II, Item 1 – Legal Proceedings,” the Company has litigation which is still pending.

NWR – TGN Contract Dispute Issues

On May 6, 2003, NWR filed an amended petition in the District Court of Limestone County, Texas, which seeks damages for TGN’s failure to take agreed volumes of lignite in 2002 and for TGN’s purchases of PRB coal without providing NWR its contractual rights of first refusal. In addition, the petition claims failure to comply with test burn procedures that TGN had agreed to on June 18, 2002, seeks clarification of certain provisions of the ALSA, and seeks a declaratory judgment regarding the interpretation of certain contract provisions. Also on May 6, 2003, TGN filed a complaint against NWR in the District Court of Harris County, Texas, seeking payment of disputed royalties, alleging that it was owed a management fee under the old Lignite Supply Agreement, and requesting a declaratory judgment regarding the application of certain disputed contract provisions. TGN’s complaint in Harris County has been dismissed and venue (the location for trial of the case) has been determined to be Limestone County where the mine and power plant are located. On October 20, 2003, the judge referred matters related to determining the price for coal to be delivered in 2004 to arbitration. It is not known when that proceeding will be completed or what price will be in effect in the interim.

1974 Pension Plan Arbitration

One element of heritage health benefit costs is pensions under the 1974 UMWA Retirement Plan (“1974 Plan”). Since this is a multiemployer plan under ERISA, a contributing company is liable for its share of unfunded vested liabilities upon termination or withdrawal from the 1974 Plan. The Company believes the 1974 Plan was fully funded when the Company terminated its last covered employees and withdrew from the 1974 Plan. However, the 1974 Plan claims that the Company withdrew from the 1974 Plan on an earlier date and that the 1974 Plan was not fully funded. The Company recognized $13.8 million asserted liability in 1998 but has vigorously contested the 1974 Plan’s claim as provided for under ERISA. On June 16, 2003, an arbitrator issued a decision that the Company’s withdrawal date was earlier than the date on which the Company terminated its last covered UMWA employee. The Company believes this finding is erroneous. However, before an appeal can be considered, the arbitrator must determine the amount, if any, that the 1974 Plan was unfunded at the date of withdrawal. Westmoreland believes that its obligation regarding unfunded liability is substantially less than the $13.8 million the 1974 Plan claims is due. In accordance with the Multiemployer Pension Plan Amendments Act of 1980, the Company has made monthly principal and interest payments to the 1974 Plan while it pursues its rights and will continue to make such monthly payments until the arbitration is completed. At the conclusion of arbitration, the Company may be entitled to a refund or could be required to pay a reduced amount in installments through 2008. It is expected that the second part of the arbitration will commence in the second quarter of 2004.

Purchase Price Adjustment

The final purchase price for the Company’s 2001 acquisition of the coal business of Entech LLC is subject to a final adjustment. Pursuant to the terms of the Stock Purchase Agreement, certain adjustments to the purchase price were to be made as of the date the transaction closed to reflect the net assets of the acquired operations on the closing date and the net revenues that those operations had earned between January 1, 2001 and the closing date. In June 2001, Entech submitted proposed adjustments that would have increased the purchase price by approximately $9.0 million. In July 2001, the Company objected to Entech’s adjustments and submitted its own adjustments which would result in a substantial decrease in the original purchase price. The Stock Purchase Agreement requires that the parties’ disagreements be submitted to an independent accountant for resolution. Westmoreland also submitted a timely claim for indemnification by Entech.

Litigation in the New York courts ensued. On June 18, 2003, Touch America Holdings, Inc. (formerly Montana Power Company) and Entech LLC (formerly Entech Inc., and together with Touch America Holdings, Inc., “the Debtors,”) filed bankruptcy petitions in the United States Bankruptcy Court in Delaware. As a result, the automatic stay provisions of the Bankruptcy Code prevent any pending action from proceeding or any new actions from being filed against the Debtors. Westmoreland’s pending litigation involving the Purchase Price Adjustment are now stayed. The bar date to submit claims has been set for December 16, 2003 and the Company expects to file appropriate proofs of claim by this date.

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

Shortly after the Touch America and Entech bankruptcy petitions were filed, a removal petition by all defendants was filed with the U.S. District Court in Montana asserting that resolution of these cases is critical to the estates of Touch America and Entech. Plaintiffs objected to the removal and seek to have the case remanded to the state court. Subsequent to plaintiffs’ filing their motion to remand the case to state court, a second defendant, NorthWestern Energy Corp., also filed a bankruptcy petition. The second bankruptcy petition coupled with the potential for an indefinite stay of the litigation resulted in plaintiffs’ consent to federal jurisdiction. The case is now in the federal court in Montana where plaintiffs will seek to proceed against the non-bankrupt defendants.

Western Energy Company – Colstrip Units 1 and 2

Western Energy Company’s coal supply agreement with the Colstrip Units 1 and 2 owners contains a provision that calls for the price to be reopened on the contract’s 30th anniversary, which was July 30, 2001. The parties had six months to negotiate a new price for delivered coal. If the parties were unable to agree on a new price, the issue is to be submitted to an arbitrator for resolution. The parties extended this negotiation period to June 2002. After a year of unsuccessful negotiations, the Company demanded that the binding arbitration begin. A three arbitrator panel has now been selected and discovery has begun. The case is scheduled to be heard in March 2004. While the Company believes it is due a price increase effective July 30, 2001, as with any arbitration the outcome is uncertain.

Combined Benefit Fund Litigation

In 1996, the 11th Circuit Court of Appeals affirmed a decision of the U.S. District Court for the Northern District of Alabama which held that in determining the reimbursement under provisions of the Coal Act, the predecessor to the Commissioner of the Social Security Administration (“SSA”) was required to use actual amounts received by the 1950 and 1974 UMWA Benefit Plans (“Plans”) received from the Health Care Financing Administration (“HCFA”) in 1991 rather than amounts the Plans would receive from HCFA using a discontinued formula. As a result of this decision, the SSA applied this calculation methodology to all coal companies which were obligated under the Coal Act to pay premiums to the Combined Benefit Fund (“CBF”). The Trustees of the CBF filed a subsequent suit in the U.S. District Court for the District of Columbia seeking to have the reimbursement portion of premiums paid by coal companies to the CBF that had been reviewed by the Alabama court set aside. In November 2002, the U.S. District Court for the District of Columbia found that the provisions of the Coal Act reviewed by the Alabama court were ambiguous and directed the SSA to explain why it decided to apply the Alabama decision to all coal companies rather than just those companies that had participated in the Alabama litigation. On June 10, 2003, the SSA notified the Trustees of the CBF that it had decided to apply the discontinued formula to calculate premium contributions rather than actual reimbursement to all coal companies other than those that were bound by the Alabama decision.

Westmoreland joined many of the affected coal companies in seeking an injunction against the attempt to change calculation methodologies and sought an additional order from the Alabama Court that requires use of the actual reimbursement formula calculation in determining CBF premiums. After the new action was filed in Alabama, the Trustees of the CBF filed a new action in the District of Columbia that seeks an order requiring all coal companies not a party to the original Alabama litigation to pay the higher premiums.

The Company has joined other coal companies with CBF obligations in a complaint filed in the U.S. District Court for the Northern District of Alabama seeking injunctive and declaratory relief regarding the potential increase in CBF premiums. Subsequent to the filing of the complaint in Alabama, the Trustees of the CBF filed an action in the U.S. District Court for the District of Columbia which seeks a declaratory judgment that all coal companies not a party to the Alabama litigation in 1996 are obligated to pay the newly calculated higher premium as determined by the SSA on June 10, 2003. The Company is a defendant in the D.C. litigation. On October 21, 2003, CBF’s request to transfer the litigation to the D.C. District Court was argued. The judge determined that venue was proper in Alabama but transferred the case to the U.S. District Court in Baltimore, Maryland. These cases are in the very preliminary stages and while the Company believes its position is meritorious there can be no assurance as to the outcome.

The current amount of the monthly premiums is less than $400,000 and is recalculated annually each October. The SSA’s action could increase the Company’s monthly premium to $859,000 for the twelve months ending October, 2004. The CBF seeks to impose the increase retroactively to 1995 and has imposed a “catch-up” premium equal to the entire amount alleged to be due for the period from 1995 through October 2003, payable over the twelve months commencing October 2003. The net effect of these assessments will be to increase the Company’s monthly payments to the CBF to $859,000 for the twelve months ending October 2004.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

See Note 4 “Capital Stock” to the Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Certifications pursuant to 18 U.S.C. Section 1350.

b)	Reports on Form 8-K

(1)	On July 2, 2003, the Company filed a report on Form 8-K announcing the sale of its interest in Dominion Terminal Associates and associated industrial revenue bonds to Dominion Energy Terminal Company, Inc.

(2)	On July 9, 2003, the Company filed a report on Form 8-K disclosing the pro forma effect to the change in accounting principle as if the Financial Accounting Standards Board "Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations" had been in effect during the Company's three most recent fiscal years.

(3)	On August 6, 2003, the Company filed a report on Form 8-K announcing its Board of Directors authorized a dividend of $0.20 per depositary share payable on October 1, 2003 to holders of record as of September 10, 2003.

(4)	On November 7, 2003, the Company filed a report on Form 8-K announcing its Board of Directors authorized a dividend of $0.20 per depositary share payable on January 1, 2004 to holders of record as of December 8, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: November 14, 2003	/s/ Ronald H. Beck
Ronald H. Beck
Vice President - Finance and
Treasurer
(A Duly Authorized Officer)

/s/ Thomas S. Barta
Thomas S. Barta
Controller
(Principal Accounting Officer)

Westmoreland Coal Company
Exhibit index

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Certifications pursuant to 18 U.S.C. Section 1350.