Form 10-Q
period 2004-03-31
WESTMORELAND COAL CO
filed 2004-05-10
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number
001-11155

WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	23-1128670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 North Cascade Avenue    14th Floor    Colorado Springs, Colorado       80903
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2004: Common stock, $2.50 par value: 8,066,657

PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31, 2004	December 31, 2003

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$24,272	$9,267
Receivables:
Trade	27,324	24,414
Other	3,511	4,465

	30,835	28,879
Inventories	14,125	14,289
Deferred overburden removal costs	10,625	9,559
Restricted cash	9,274	8,751
Deferred income taxes	13,274	12,921
Other current assets	4,887	4,468

Total current assets	107,292	88,134

Property, plant and equipment:
Land and mineral rights	20,805	20,740
Capitalized asset retirement costs	104,036	104,036
Plant and equipment	95,734	93,880

	220,575	218,656
Less accumulated depreciation and depletion	70,901	67,307

Net property, plant and equipment	149,674	151,349

Deferred income taxes	63,679	62,866
Investment in independent power projects	40,820	38,487
Excess of trust assets over pneumoconiosis benefit
obligation	6,267	6,234
Restricted cash and bond collateral	17,598	16,218
Advanced coal royalties	3,820	4,013
Deferred overburden removal costs	3,274	3,095
Reclamation deposits	53,495	52,786
Contractual third party reclamation obligations	23,500	23,065
Other assets	12,769	11,590

Total Assets	$482,188	$457,837

See accompanying Notes to Consolidated Financial Statements.

(Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)

	(Unaudited)
	March 31, 2004	December 31, 2003

	(in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$11,595	$11,595
Accounts payable and accrued expenses:
Trade	26,161	26,559
Income taxes	146	-
Production taxes	17,855	16,127
Workers' compensation	2,052	2,016
Postretirement medical costs	19,080	20,275
1974 UMWA Pension Plan obligations	-	250
Asset retirement obligations	5,544	5,757

Total current liabilities	82,433	82,579

Long-term debt, less current installments	99,043	81,874
Accrual for workers' compensation, less current portion	6,933	7,462
Accrual for postretirement medical costs,
less current portion	111,699	110,493
Accrual for pension and SERP costs	10,167	9,008
Asset retirement obligations, less current portion	119,632	117,586
Other liabilities	11,298	11,269
Minority interest	4,578	4,296

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 205,083 shares at
March 31, 2004 and at December 31, 2003	205	205
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 8,023,384 shares at
March 31, 2004 and 7,957,166 shares
at December 31, 2003	20,059	19,893
Other paid-in capital	73,420	72,825
Accumulated other comprehensive loss	(4,946)	(4,948)
Accumulated deficit	(52,333)	(54,705)

Total shareholders' equity	36,405	33,270

Total Liabilities and Shareholders' Equity	$482,188	$457,837

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations

	(Unaudited)
Three Months Ended March 31,	2004	2003

	(in thousands)

Revenues:
Coal	$77,132	$74,513
Independent power projects – equity in earnings	5,405	3,771

	82,537	78,284

Costs and expenses:
Cost of sales – coal	60,203	58,190
Depreciation, depletion and amortization	3,820	2,956
Selling and administrative	7,723	7,112
Heritage health benefit costs	7,206	7,517
Gain on sales of assets	(19)	-

	78,933	75,775

Operating income from continuing operations	3,604	2,509

Other income (expense):
Interest expense	(2,486)	(2,539)
Interest income	944	539
Minority interest	(282)	(111)
Other	(119)	207

	(1,943)	(1,904)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	1,661	605

Income tax benefit from continuing operations	875	910

Net income from continuing operations before cumulative effect of change in accounting principle	2,536	1,515
Discontinued operations:
Loss from operations of discontinued terminal segment	-	(306)
Income tax benefit	-	122

Loss from discontinued operations	-	(184)

Net income before cumulative effect of change in accounting principle	2,536	1,331
Cumulative effect of change in accounting principle, net of income tax expense of $108 in 2003	-	161

Net income	2,536	1,492
Less preferred stock dividend requirements	(436)	(440)

Net income applicable to common shareholders	$2,100	$1,052

See accompanying Notes to Consolidated Financial Statements.

(Continued)

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations (Continued)

	(Unaudited)
Three Months Ended March 31,	2004	2003

	(in thousands)

Net income per share applicable to common shareholders
before cumulative effect of change in accounting principle:
Basic	$.26	$.12
Diluted	$.25	$.11
Net income per share applicable to common shareholders from cumulative effect of change in accounting principle:
Basic and diluted	$-	$.02

Net income per share applicable to common shareholders:
Basic	$.26	$.14
Diluted	$.25	$.13

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Net income applicable to common shareholders		$891
Net income per share applicable to common shareholders:
Basic		$.12
Diluted		$.11

Weighted average number of common shares outstanding:
Basic	8,009	7,728
Diluted	8,503	8,223

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Equity
and Comprehensive Income
Three Months Ended March 31, 2004
(Unaudited)

	Class A Convertible Exchangeable Preferred Stock	Common Stock	Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity

	(in thousands except share data)
Balance at December 31, 2003 (205,083 preferred shares and 7,957,166 common shares outstanding)	$ 205	$ 19,893	$ 72,825	$ (4,948)	$ (54,705)	$ 33,270
Common stock issued as
compensation (19,518 shares)	-	49	288	-	-	337
Common stock options exercised
(46,700 shares)	-	117	176	-	-	293
Dividends declared	-	-	-	-	(164)	(164)
Tax benefit of stock option
exercises	-	-	131	-	-	131
Net income	-	-	-	-	2,536	2,536
Net unrealized change in interest
rate swap agreement, net of
tax expense of $1	-	-	-	2	-	2

Comprehensive income						2,538

Balance at March 31, 2004
(205,083 preferred shares and
8,023,384 common shares
outstanding)	$ 205	$ 20,059	$ 73,420	$ (4,946)	$ (52,333)	$ 36,405

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows

	(Unaudited)
Three Months Ended March 31,	2004	2003

	(in thousands)
Cash flows from operating activities:
Net income	$2,536	$1,492
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from independent power projects	(5,405)	(3,771)
Cash distributions from independent power projects	3,074	5,582
Deferred income tax benefit	(1,035)	(1,304)
Depreciation, depletion and amortization	3,820	2,956
Stock compensation expense	337	329
Gain on sales of assets	(19)	-
Minority interest	282	111
Cumulative effect of change in accounting principle	-	(269)
Net change in operating assets and liabilities	349	2,570

Net cash provided by operating activities	3,939	7,696

Cash flows from investing activities:
Additions to property, plant and equipment	(2,094)	(2,357)
Increase in restricted cash and bond collateral	(2,612)	(1,754)
Net proceeds from sales of assets	126	-

Net cash used in investing activities	(4,580)	(4,111)

Cash flows from financing activities:
Net repayments under revolving lines of credit	(500)	(2,000)
Proceeds from long-term debt, net of debt issuance costs	18,723	850
Repayment of long-term debt	(2,706)	(1,950)
Dividends on preferred shares	(164)	(124)
Repurchase of preferred shares	-	(213)
Exercise of stock options	293	-

Net cash provided by (used in) financing activities	15,646	(3,437)

Net increase in cash and cash equivalents	15,005	148
Cash and cash equivalents, beginning of period	9,267	9,845

Cash and cash equivalents, end of period	$24,272	$9,993

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Interest	$2,321	$2,309
Income taxes	$13	$(254)

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in that Annual Report. These accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.

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

1.    NATURE OF OPERATIONS

The Company’s current principal activities, all conducted within the United States, are: (i) the production and sale of coal from Montana, North Dakota and Texas; and (ii) the development, ownership and management of interests in cogeneration and other non-regulated independent power plants. Prior to the sale of the Company’s interest in Dominion Terminal Associates (“DTA”), which was effective June 30, 2003, the Company was also engaged in the leasing of capacity at that coal storage and vessel loading facility. DTA’s activities have been classified as discontinued operations in the Consolidated Statements of Operations.

2.    LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding at March 31, 2004 and December 31, 2003 under the Company’s lines of credit and long-term debt were:

	March 31, 2004	December 31, 2003

	(in thousands)
WML revolving line of credit	$-	$-
WML term debt	106,300	88,500
Corporate revolving line of credit	-	500
Other term debt	4,338	4,469

Total debt outstanding	110,638	93,469
Less current portion	(11,595)	(11,595)

Total long-term debt outstanding	$99,043	$81,874

Westmoreland Mining LLC (“WML”) has a $12 million revolving facility (the “Facility”) which expires on April 27, 2007. The interest rate is either PNC’s Base Rate plus 1.50% or Euro-Rate plus 3.00%, at WML’s option. In addition, a commitment fee of ½ of 1% of the average unused portion of the available credit is payable quarterly. The amount available under the Facility is based upon, and any outstanding amounts are secured by, eligible accounts receivable.

On March 8, 2004, WML amended its term loan agreement to permit it to borrow an additional $35 million in $20.4 million Series C Notes and $14.6 million Series D Notes. The Series C Notes were drawn immediately and the Series D Notes may be drawn after seven months but no later than December 31, 2004. Interest is payable quarterly beginning March 31, 2004 for the Series C Notes and December 31, 2004 for the Series D Notes. Principal is payable quarterly beginning March 31, 2009; the Series C Notes and Series D Notes must be paid in full by December 31, 2011. The Series C Notes bear interest at a fixed rate of 6.85%, and the Series D Notes have a variable rate based upon LIBOR plus 2.90%. The Series C Notes and Series D Notes are secured by assets of WML and subject to the same covenants and financial ratios, as amended, as the Series A and B Notes.

Pursuant to the WML term loan agreements, WML is required to maintain debt service reserve and long-term prepayment accounts. As of March 31, 2004, there was a to tal of $9.3 million in the debt service reserve account, which could be used for principal and interest payments, and $9.5 million in the long-term prepayment account, which account will be used to fund a $30.0 million payment due December 31, 2008 for the Series B Notes. Those funds have been classified as restricted cash on the consolidated balance sheet.

The maturities of all long-term debt and the revolving credit facilities outstanding at March 31, 2004 are:

In thousands

April – December 2004	$8,889
2005	11,674
2006	11,995
2007	12,625
2008	44,980
Thereafter	20,475

$110,638

3.    PENSION AND POSTRETIREMENT MEDICAL BENEFITS

The Company provides pension and postretirement medical and life insurance benefits to nearly all of its full-time employees as well as to retired employees and their dependents either voluntarily or as a result of union contracts and the Coal Act. The Company incurred costs of providing these benefits during the quarters ended March 31, 2004 and 2003 as follows:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	2004	2003	2004	2003

	(in thousands)
Service cost	$616	$505	$126	$100
Interest cost	826	682	3,697	3,747
Expected return on plan assets	(693)	(744)	-	-
Amortzation of deferred items	225	60	2,084	1,750

Net periodic pension cost	$974	$503	$5,907	$5,597

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected to contribute $1.8 million for pension benefits during 2004. As of March 31, 2004, no contributions have been made. The Company currently anticipates that it may contribute as little as $1.3 million or as much as $2.2 million during the remainder of 2004 to fund its pension plan obligations.

4.    CAPITAL STOCK

The Company issued Series A Convertible Exchangeable Preferred Stock (“Series A Preferred Stock”) in July 1992. Each share of Series A Preferred Stock is comprised of four depositary shares. Preferred stock dividends accumulate quarterly at a rate of $2.125 per preferred share or $0.53 per depositary share. Partial dividends have been declared and paid since October 1, 2002, including a dividend of $0.20 per depositary share paid on April 1, 2004. A dividend of $0.20 per depositary share was declared on April 30, 2004, payable July 1, 2004. The quarterly dividends which are accumulated but unpaid through and including April 1, 2004 amount to $15.6 million in the aggregate ($75.94 per preferred share or $18.99 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

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

Three Months Ended March 31,	2004	2003

(in thousands, except per share data)
Net income applicable to common shareholders:
As reported	$2,100	$1,052
Pro forma	$1,880	$883

Net income per share applicable to common shareholders:
As reported, basic	$.26	$.14
Pro forma, basic	$.23	$.11
As reported, diluted	$.25	$.13
Pro forma, diluted	$.22	$.11

Earnings per Share

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS):

	Three Months Ended
	March 31,
	2004	2003

	(in thousands)
Weighted average number of common shares outstanding:
Basic	8,009	7,728
Effect of dilutive option shares	494	495

Diluted	8,503	8,223

Number of shares not included in diluted EPS
that would have been antidilutive because the
exercise or conversion price was greater than
the average market price of the common shares	275	319

5.    INCOME TAXES

The provision for income taxes consists of the following:

	Three Months Ended
	March 31,
	2004	2003

	(in thousands)
Current:
Federal	$71	$115
State	89	263

	160	378

Deferred:
Federal	(1,015)	(1,121)
State	(20)	(181)

	(1,035)	(1,302)

Income tax (benefit) expense	$(875)	$(924)

The deferred income tax expense recorded for the three months ended March 31, 2004 and 2003 was reduced by $900,000 and $600,000, respectively, due to a reduction in the deferred income tax asset valuation allowance as a result of an increase in the amount of Federal net operating loss carryforwards expected to be used by the Company prior to their expiration through 2023.

6.    BUSINESS SEGMENT INFORMATION

The Company’s operations have been classified into two segments: coal and independent power. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The independent power segment includes the ownership of interests in cogeneration and other non-regulated independent power plants. The “Corporate” classification noted in the tables represents all costs not otherwise classified, including corporate office charges, heritage health benefit costs and business development expenses. Summarized financial information by segment for the quarters ended March 31, 2004 and 2003 is as follows:

Quarter ended March 31, 2004

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$77,132	$-	$-	$77,132

Equity in earnings	-	5,405	-	5,405

	77,132	5,405	-	82,537

Costs and expenses:
Cost of sales – coal	60,203	-	-	60,203
Depreciation, depletion
and amortization	3,786	5	29	3,820
Selling and administrative	5,266	208	2,249	7,723
Heritage health benefit
costs	-	-	7,206	7,206
Gain on sales of assets	(19)	-	-	(19)

Operating income (loss) from continuing operations	$7,896	$5,192	$(9,484)	$3,604

Capital expenditures	$2,029	$-	$65	$2,094

Property, plant and
equipment, net	$149,168	$43	$463	$149,674

Quarter ended March 31, 2003

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$74,513	$-	$-	$74,513

Equity in earnings	-	3,771	-	3,771

	74,513	3,771	-	78,284

Costs and expenses:
Cost of sales – coal	58,190	-	-	58,190
Depreciation, depletion
and amortization	2,921	6	29	2,956
Selling and administrative	4,533	198	2,381	7,112
Heritage health benefit
costs	-	-	7,517	7,517

Operating income (loss) from continuing operations	$8,869	$3,567	$(9,927)	$2,509

Capital expenditures	$2,301	$-	$56	$2,357

Property, plant and
equipment, net	$143,506	$63	$1,324	$144,893

7.    CONTINGENCIES

Protection of the Environment

As of March 31, 2004 the Company has reclamation bonds in place for its active mines in Montana, North Dakota and Texas and for inactive mining sites in Virginia which are now awaiting final bond release. These government-required bonds assure that coal mining operations comply with applicable Federal and State regulations relating to the performance and completion of final reclamation activities. The amount of the Company’s bonds exceeds the amount of its share of estimated final reclamation obligations as of March 31, 2004. The Company estimates that the cost of final reclamation for its mines when they are closed in the future will total approximately $306.7 million with a present value of $125.2 million, and that the Company is financially responsible for reclamation obligations with a present value of $48.1 million. The Company’s customers and the contract operator of the Absaloka Mine are responsible for the remainder of the reclamation costs. Certain customers have pre-funded their reclamation obligations, and these restricted funds have been classified as Reclamation Deposits on the Consolidated Balance Sheets. The present value of obligations of certain other customers and the Absaloka contract mine operator has been classified as contractual third party reclamation obligations on the Consolidated Balance Sheets.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), a required new method of accounting for mine reclamation costs. Prior to the adoption of SFAS No. 143, reclamation costs were accrued on an undiscounted, units-of-production basis. SFAS No. 143 requires entities to record the fair value of asset retirement obligations using the present value of projected future cash flows, with an equivalent amount recorded as basis in the related long-lived asset. An accretion cost, representing the increase over time in the present value of the liability, is recorded each period and the capitalized cost is depreciated over the useful life of the related asset. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced. As a result of the adoption of SFAS No. 143 as of January 1, 2003, the Company recorded a gain of $161,000 net of tax expense of $108,000, for the cumulative effect of the change in accounting principle.

Following is a description of the changes to the Company’s asset retirement obligations from January 1, 2004 to March 31, 2004 (in thousands):

Asset retirement obligation - January 1, 2004	$123,343
Accretion	2,088
Settlements	(255)

Asset retirement obligation - March 31, 2004	$125,176

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

Contract Contingency

Western Energy Company’s coal supply agreement with the Colstrip Units 1 and 2 owners contains a provision that calls for the price to be reopened on the contract’s 30th anniversary, which was July 30, 2001. If the parties were unable to agree on a new price, the issue was to be submitted to arbitration for resolution. The price reopener has two components, a cost component and a profit component. After over two years of negotiations, the parties agreed upon the cost component but were not able to reach agreement on the profit component. A panel comprised of three arbitrators heard the case on the profit component in March 2004. The panel’s decision is expected in late May 2004. While the Company believes it is due a price increase effective July 30, 2001, as with any arbitration the outcome is uncertain.

Tax Assessments

The ROVA project is located in Halifax County, North Carolina and is the County’s largest taxpayer. In 2002, the County hired an independent consultant to review and audit the property tax returns for the previous five years. In May 2002, the County advised the ROVA project that its returns were being scrutinized for potential underpayment due to undervaluation of property subject to tax. ROVA responded to the County that its valuation was consistent with a preconstruction agreement reached with the County in 1996. In late 2002, the ROVA projects received notice of an assessment of $4.6 million for the years 1997 to 2001. The ROVA Project filed a protest. Since that date the County has increased the amount of its claim to $5.3 million, which includes tax years 1996, 2002 and 2003. With penalty and interest, the total amount claimed due by the County is $8.3 million. On March 12, 2004, the Project partnership was informed that the North Carolina Property Tax Commission had denied its protest and upheld the County’s claim. At this time the Project partnership is waiting to receive the Property Tax Commission’s order. The Project has the right to appeal the decision to the North Carolina Intermediate Court of Appeals which appeal process we estimate could take 18 to 24 months. The ROVA Project Partnership believes its position is meritorious; however, it is impossible to predict the outcome. If the assessment is ultimately upheld, in addition to the amounts assessed, the ROVA Project’s future taxes would increase by approximately $600,000 per year, of which we would be responsible for half.

Niagara Mohawk Power Corporation (“NIMO”) was party to power purchase agreements with independent power producers, including the Rensselaer project, in which the Company owned an interest. In 1997, the New York Public Service Commission approved NIMO’s plan to terminate or restructure 29 power purchase contracts. The Rensselaer project agreed to terminate its Power Purchase and Supply Agreement after NIMO threatened to seize the project under its power of eminent domain. NIMO and the Rensselaer project executed a settlement agreement in 1998. On February 11, 2003, the North Carolina Department of Revenue notified the Company that it had disallowed the exclusion of gain from the settlement agreement between NIMO and the Rensselaer project from income for corporate tax purposes. The State of North Carolina has assessed a current tax of $3.5 million, interest of $1.0 million, and a penalty of $0.9 million. We have filed a protest. The North Carolina Department of Revenue held a hearing on May 28, 2003. In November 2003, the Company submitted further documentation to the State to support its position and is awaiting their response.

Purchase Price Adjustment

We purchased Montana Power’s coal business from its subsidiary Entech in April 2001. Under the Stock Purchase Agreement with Entech, the purchase price is to be adjusted as of the date the transaction closed, to reflect the net assets of the business on the closing date and the net revenues that the business earned between January 1, 2001 and the closing date. In June 2001, Entech proposed adjustments that would increase the purchase price by approximately $9.0 million. In July 2001, we objected to Entech’s adjustments and proposed our own adjustments. Our proposal would result in a substantial decrease in the purchase price. The Stock Purchase Agreement requires that the parties’ disagreements be submitted to an independent accountant for resolution. Because some of our claims involved breaches of the representations and warranties in the Stock Purchase Agreement, we also submitted a timely claim for indemnification.

Litigation in the New York courts ensued. On June 18, 2003, Touch America Holdings, Inc. (formerly Montana Power Company) and Entech LLC (formerly Entech Inc.) filed bankruptcy petitions in the U.S. Bankruptcy Court in Delaware. The bankruptcy code automatically stays pending litigation against Montana Power and Entech and prevents us and others from commencing new actions against them outside the Bankruptcy Court. As a result, our prosecution of the purchase price adjustment litigation is now stayed. We have filed appropriate proofs of claim with the Bankruptcy Court.

On March 16, 2004, the Company received notice that an adversary action had been filed in the bankruptcy court by Entech, LLC and Touch America Holdings, Inc. which seeks to collect the sum of $8.8 million which the plaintiffs claim is property of the bankruptcy estate. We believe the claim by the plaintiffs is without merit and are evaluating how we will respond to the petition. A response is not due until at least May 19, 2004.

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

The litigation has been transferred to the U.S. District Court in Billings, Montana. In December 2003, Montana Power and Entech sought to enforce the bankruptcy code’s automatic stay against the McGreevey plaintiffs. The plaintiffs consented to a stay of the McGreevey litigation for approximately four months. However, on April 21, 2004, the stay was lifted to permit the parties in the pending securities litigation cases against Touch America, its officers and directors to attempt to mediate a settlement. The non-binding mediation will begin in early June.

Basin UMWA Benefits

On March 26, 2004, Basin Resources Inc., a subsidiary of the Company (acquired from Entech as part of the 2001 purchase of Entech’s coal business), was advised that the 10th Circuit Court of Appeals had affirmed a trial court’s decision issued in February 2003 awarding the sum of approximately $1.0 million to the UMWA 1993 Plan for benefits provided by the Plan during the initial stages of the dispute when Basin, while owned by Montana Power, stopped paying benefit claims. The Company accrued this award during the quarter ended March 31, 2004. The Company has paid the benefits since acquiring Basin.

The Company is a party to other claims and lawsuits with respect to various matters in the normal course of business. The ultimate outcome of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2003 to March 31, 2004

Forward-Looking Disclaimer

Throughout this Form 10-Q, we make statements that are not historical facts or information and that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “projects,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; health care cost trends; the cost and capacity of the surety bond market; our ability to manage growth and significantly expanded operations; our ability to implement our growth and development strategy; our ability to pay accumulated preferred stock dividends; our ability to retain key senior management; our access to financing; our ability to maintain compliance with debt covenants; our ability to identify new business opportunities; our ability to negotiate new profitable coal contracts and price reopeners and extensions of existing contracts; our ability to maintain satisfactory labor relations; changes in the industry; competition; our ability to utilize our net operating loss carryforwards; our ability to invest cash in the reclamation deposits account at acceptable rates of return; weather conditions; the cost and availability of transportation, including rail transportation; price of fuels other than coal; the cost of coal produced by other countries; the demand for electricity; the effect of regulatory and legal proceedings, including the bankruptcy filing by Touch America Holdings Inc. and Entech Inc.; the claims between the Company and Montana Power; and the other factors discussed in Items 1, 3 and Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission. As a result of the foregoing and other factors, we can give no assurance as to our future results and achievements. We disclaim any duty to update these statements, even if subsequent events cause our views to change.

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

The present value of our actuarially determined liability for postretirement medical costs increased approximately $1.2 million between December 31, 2003 and March 31, 2004. Actuarial valuations project that our retiree health benefit costs will continue to increase in the near term and then decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines. We incurred cash costs of $7.3 million for postretirement medical costs during the first quarter of 2004 compared to $4.9 million in 2003, and we expect to incur approximately $26 million of these costs in all of 2004 (including the remaining balance of the Combined Fund’s retroactive assessment of $2.4 million, which we must pay pending the outcome of ongoing litigation) compared to $20.7 million paid in 2003.

We incurred cash costs of $500,000 for workers’ compensation benefits during the first quarter of 2004 compared to $600,000 in 2003. We expect to incur fewer cash costs for workers’ compensation benefits in 2004 and expect that amount to steadily decline to zero over the next approximately eighteen years. We anticipate that these costs will decline because we are no longer self-insured for workers’ compensation benefits and have had no new claimants since 1995.

We do not pay pension or black lung benefits directly. These benefits are paid from trusts that we established. As of March 31, 2004, our pension trusts are underfunded and we expect to contribute approximately $1.3 million to these trusts in 2004. As of March 31, 2004, our black lung trust is overfunded by $6.3 million and we do not expect to be required to make additional contributions.

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

If we increase our estimated utilization of NOLs, we decrease the valuation allowance and increase our net deferred income tax assets and recognize an income tax benefit in earnings. If we decrease our estimated utilization of NOLs, we increase the valuation allowance and decrease our net deferred income tax assets and increase income tax expense. These changes can materially affect our net income and our assets. In the quarter ended March 31, 2004, for example, we reduced the valuation allowance by $0.9 million. We also made other adjustments in our net deferred tax assets. As a result of these estimates and adjustments and changes in temporary differences between book and tax accounting, our net deferred income tax assets increased from $75.8 million at December 31, 2003 to $77.0 million at March 31, 2004, and we recognized income tax benefit from continuing operations of $0.9 million.

Contractual Obligations

In early March 2004, Westmoreland Mining arranged to borrow an additional $35 million from its lenders pursuant to what we call the add-on facility. On March 8, Westmoreland Mining withdrew $20.4 million under the facility. It will borrow the remaining $14.6 million in the fourth quarter of 2004. Westmoreland Mining is obligated to pay the principle of this debt in quarterly installments from March 31, 2009 to December 31, 2011.

Liquidity and Capital Resources

We believe that the add-on facility substantially improves our near term liquidity. In addition, even though the requirements of Westmoreland Mining’s basic term loan agreement, including debt service requirements, restrict our access to some of Westmoreland Mining’s cash, Westmoreland Mining itself generates significant liquidity.

Cash provided by operating activities was $3.9 million in the quarter ended March 31, 2004, and $7.7 million in the quarter ended March 31, 2003. Cash from operations in 2004 compared to 2003 decreased primarily due to a lower semi-annual distribution from the ROVA project and higher cash costs for post-retirement medical benefits, specifically the disputed retroactive premiums being paid to the Combined Benefit Fund. The net change in assets and liabilities was $0.3 million in 2004 compared to $2.6 million in 2003, resulting from increase in accounts receivable due to normal timing differences in collecting receivables and an increase in sales tons and revenues. Working capital was $24.9 million at March 31, 2004 compared to $5.6 million at December 31, 2003. The change resulted primarily from the $18.7 million in net proceeds from borrowings of long-term debt.

We used $4.6 million of cash in investing activities in the quarter ended March 31, 2004, and $4.1 million in the quarter ended March 31, 2003. Cash used in investing activities in 2004 included $2.1 million of additions to property, plant and equipment for mine equipment and leases for coal reserves. Cash used in investing activities in 2004 also included an increase of $2.6 million in restricted accounts, pursuant to our term loan agreement and as collateral for our surety bonds. In 2003, additions to property and equipment using cash totaled $2.4 million. Also during 2003, we deposited $1.8 million into restricted cash accounts for debt service, security deposits and reclamation deposit accounts.

We generated $15.6 million of cash in financing activities in the quarter ended March 31, 2004, including $18.7 million from new borrowings of long-term debt, net of debt issuance costs. We used cash of $3.2 million for the repayment of long-term and revolving debt. Cash used in financing activities in 2003 primarily represented repayment of long-term and revolving debt of $4.0 million.

Consolidated cash and cash equivalents at March 31, 2004 totaled $24.3 million (including $4.3 million at Westmoreland Mining, $5.2 million at Westmoreland Resources, and $1.8 million at Westmoreland Risk Management Ltd., our captive insurance subsidiary). At December 31, 2003, cash and cash equivalents totaled $9.3 million (including $4.1 million at Westmoreland Mining, $4.2 million at Westmoreland Resources, and $1.5 million at the captive insurance subsidiary). The cash at Westmoreland Mining is available to us through quarterly distributions, as described below. The cash at Westmoreland Resources is available to us through dividends. In addition, we had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $26.9 million at March 31, 2004 and $25.0 million at December 31, 2003. The restricted cash at December 31, 2003 included $17.4 million in Westmoreland Mining’s debt service reserve and long-term prepayment accounts. Our reclamation, workers’ compensation and postretirement medical cost obligation bonds were collateralized by interest-bearing cash deposits of $9.5 million, which amount we have classified as a non-current asset. In addition, we have reclamation deposits of $53.5 million, which we received from customers of the Rosebud Mine to pay for reclamation. We also have $5.0 million in interest-bearing debt reserve accounts for the ROVA Project. This cash is restricted as to its use and is classified as part of our investment in independent power projects.

In early March 2004, Westmoreland Mining entered into the add-on facility. This facility makes $35 million available to us. The add-on facility permits Westmoreland Mining to undertake certain significant capital projects in the near term without adversely affecting cash available at the parent. Although the terms of the add-on facility permit Westmoreland Mining to distribute this $35 million to Westmoreland Coal Company, the original term loan agreement, which financed our acquisition of the Rosebud, Jewett, Beulah, and Savage Mines, continues to restrict Westmoreland Mining’s ability to make distributions to Westmoreland Coal Company from ongoing operations. Until Westmoreland Mining has fully paid the original acquisition debt, which is scheduled for December 31, 2008, Westmoreland Mining may only pay Westmoreland Coal Company a management fee and distribute to Westmoreland Coal Company 75% of Westmoreland Mining’s surplus cash flow. Westmoreland Mining is depositing the remaining 25% into an account that will fund the $30 million balloon payment due December 31, 2008. At the same time that Westmoreland Mining entered into the add-on facility, it also extended its revolving credit facility to 2007 and reduced the amount of the facility to $12 million. Westmoreland Mining reduced the amount of the revolving facility to better align its capacity to its expected usage and borrowing base.

As of March 31, 2004, Westmoreland Coal Company had its entire $10.0 million revolving line of credit available to borrow. Westmoreland Coal Company is in the process of amending its revolving credit facility to provide an increase from $10 to $14 million and extend that facility for one year, from 2005 to 2006. We may also seek additional equity to finance our growth and development strategy and for general corporate needs.

Liquidity Outlook

We described certain liquidity comparisons in this section of the Annual Report on Form 10-K for the year ended December 31, 2003. All of the items described in that report continue to be important to us. Our results for the second quarter and the remainder of 2004 may also be affected by the potential negative impact of increased prospective and retroactive property taxes at the ROVA Project. The lender to the Project may withhold funds normally available for distribution to us and our partner until the property tax issue is resolved. We also anticipate that the ROVA Project and some of the customers of our mines will experience significant scheduled maintenance outage time during the second and fourth quarters of 2004. These outages do not impact our expected cash flow or liquidity, but will impact the volatility of quarterly earnings.

We now expect to receive the result in the arbitration with the owners of Colstrip Units 1 & 2 in the second quarter of 2004 rather than towards the end of the year. As described in our Annual Report on Form 10-K, we anticipate that the arbitrators' award will result in a higher price than we currently receive for the coal we supply to Colstrip Units 1 & 2. The arbitrators will determine the profit component for each ton of coal. We will then calculate a new price, using that profit component, for all tons supplied to Colstrip Units 1 & 2 after July 30, 2001. Because the new price will be retroactive to July 30, 2001 we expect to recognize significant catch-up earnings in the second quarter.

We are unable to project the net effect of these and the other items identified in our Annual Report on Form 10-K, in part because of the uncertainty of the amount of any award we may receive in the arbitration with the owners of Colstrip Units 1 & 2. However, we anticipate that the expected retroactive price at Colstrip 1 & 2 at the Rosebud Mine will result in increased revenues, earnings and cash flow during the second quarter of 2004 compared to this quarter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements within the meaning of the rules of the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003.

Coal Operations. The increase in coal revenues to $77.1 million in the first quarter of 2004 from $74.5 million in 2003‘s first quarter is primarily the result of an increase in sales tons from 7.0 million to 7.4 million. The increase in 2004 was expected as a result of new or extended sales contracts at the Rosebud and Absaloka mines. Almost all of the tons sold in both quarters were sold under long-term contracts to owners of power plants located adjacent to or near the mines, other than at WRI. There was a commensurate increase in cost of sales. Costs increased at the Jewett Mine due to unexpected repairs to a primary dragline, a customer outage that extended beyond its planned duration and unusually heavy rainfall during the 2004 quarter. The increase in gross margin was $0.6 million.

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter Ended
	March 31,
	2004	2003	Change

Revenues – thousands	$77,132	$74,513	4%

Volumes – millions of equivalent coal tons	7.446	6.997	6%

Cost of sales – thousands	$60,203	$58,190	3%

The Company’s business is subject to weather and some seasonality. The Company supplies coal to electric generation units and if winter is unseasonably warm or summer is unseasonably cool, the customer’s need for coal may be less than anticipated.

Depreciation, depletion and amortization of $3.8 million in the first quarter of 2004 were comparable to $3.0 million in 2003‘s first quarter. The increase is due to continued capital expenditures at the mines and the increase in production during the quarter.

Independent Power. Equity in earnings from independent power operations increased to $5.4 million in the first quarter 2004 from $3.8 million in the quarter ended March 31, 2003 due to the timing of the normal spring maintenance outage at the ROVA project, which occurred in March 2003 and in 2004 will occur in second quarter. This timing is expected to reduce equity in earnings in the second quarter of 2004 as compared to 2003. For the quarters ended March 31, 2004 and 2003, the ROVA projects produced 456,000 and 423,000 megawatt hours, respectively, and achieved average capacity factors of 98% and 92%, respectively.

Costs and Expenses. Selling and administrative expenses were $7.7 million in the quarter ended March 31, 2004 compared to $7.1 million in the quarter ended March 31, 2003. The increase is primarily a result of higher pension costs for the Company’s active employees caused by a decrease in the discount rate used to calculate the present value of that obligation. Also, the Company incurred higher costs associated with certain legal matters including the contract dispute between Northwestern Resources and Texas Genco, the withdrawal date dispute with the 1974 UMWA Pension Plan, and the arbitration of profit related to the Colstrip Units 1 & 2 coal sales agreement. The Texas Genco and 1974 Plan disputes were settled, and the profit arbitration took place, during the quarter ended March 31, 2004. The Company expects the profit arbitration decision to be issued during the quarter ended June 30, 2004. Expenses also include a one-time charge of approximately $1.0 million related to a March 2004 appellate court decision involving the Company’s subsidiary, Basin Resources. The dispute arose prior to the Company’s purchase of the subsidiary in 2001 and the charge represents reimbursement for benefits paid by the UMWA during the period prior to the acquisition date. First quarter 2004 expenses for our performance unit plan, a long-term incentive plan for management, decreased to $0.2 million compared to $1.3 million in the first quarter of 2003.

Heritage health benefit costs decreased to $7.2 million in the first quarter of 2004 from $7.5 million in the first quarter 2003. The decrease was due to the expected future benefit of the Medicare Prescription Drug Improvement and Modernization Act of 2003, offset by a decrease in the discount rate assumption. The UMWA Combined Benefit Fund assessed a premium increase in October 2003 using a new methodology that is being challenged by the Company. That increase includes $4.7 million for periods through September 2003 as well as a prospective increase of $41,000 per month. The $4.7 million retroactive premium is being paid over 12 months but was fully accrued as of September 30, 2003. The Company is obligated to pay the newly calculated, higher premiums until the matter is resolved.

Interest expense was $2.5 million for the three months ended March 31, 2004 and 2003, respectively. Interest income increased in 2004 because we have higher balances in our restricted cash and surety bond collateral accounts.

As a result of the acquisitions we completed in the spring of 2001, the Company recognized a $55.6 million deferred income tax asset in April 2001 which assumes that a portion of previously unrecognized net operating loss carryforwards will be utilized because of the projected generation of future taxable income. The deferred tax asset increased to $77.0 million as of March 31, 2004 from $75.8 million at December 31, 2003 because of temporary differences (such as accruals for pension and reclamation expense, which are not deductible for tax purposes until paid) arising during the intervening period and due to a reduction of the deferred income tax valuation allowance discussed above. Deferred tax assets are comprised of both a current and long-term portion. When taxable income is generated, the deferred tax asset relating to the Company’s net operating loss carryforwards is reduced and a deferred tax expense (non-cash) is recognized although no regular Federal income taxes are paid. The income tax benefit for 2004 represents current income tax obligations for State income taxes and for Federal alternative minimum tax, and the utilization of a portion of the Company’s net operating loss carryforwards, net of the impact of changes in deferred tax assets and liabilities. The deferred tax benefit of $1.0 million recognized in 2004 includes a $0.9 million reduction in the valuation allowance resulting from an increase in the amount of Federal net operating loss carryforwards we expect to utilize before their expiration.

Terminal Operations. Since its sale effective June 30, 2003, the Company no longer incurs losses relating to its investment in DTA, which was $306,000 in the first quarter of 2003. The Company’s consolidated financial statements reflect DTA as discontinued operations.

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

Commodity Price Risk

The Company, through its subsidiaries Westmoreland Resources, Inc. and Westmoreland Mining LLC, produces and sells coal to third parties from coal mining operations in Montana, Texas and North Dakota, and through its subsidiary, Westmoreland Energy, LLC, produces and sells electricity and steam to third parties from its independent power projects located in North Carolina and Colorado. Nearly all of the Company’s coal production and all of its electricity and steam production is sold through long-term contracts with customers. These long-term contracts serve to minimize the Company’s exposure to changes in commodity prices although some of the Company’s contracts are adjusted periodically based upon market prices. The Company has not entered into derivative contracts to manage its exposure to changes in commodity prices, and was not a party to any such contracts at March 31, 2004.

Interest Rate Risk

The Company and its subsidiaries are subject to interest rate risk on its debt obligations. Long-term debt obligations have fixed interest rates, and the Company’s revolving lines of credit have a variable rate of interest indexed to either the prime rate or LIBOR. There were no balances outstanding on these instruments as of March 31, 2004. The Company’s heritage health benefit costs are also impacted by interest rate changes because its pension, pneumoconiosis and post-retirement medical benefit obligations are recorded on a discounted basis.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, “Item 3 - Legal Proceedings,” the Company has litigation which is still pending. For developments in these proceedings, see Note 7 to our Consolidated Financial Statements.

ITEM 2
CHANGES IN SECURITIES, USE OF PROCEEDS
AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 9, 2002, the Board of Directors authorized the repurchase of up to 83,483 depositary shares on the open market or in privately negotiated transactions w ith institutional and accredited investors between August 9, 2002 and the end of 2004. The timing and amount of depositary shares repurchased will be determined by the Company’s management based on its evaluation of the Company’s capital resources, the price of the depositary shares offered to the Company and other factors. The Company will convert any acquired depositary shares into shares of Series A Convertible Exchangeable Preferred Stock and retire the preferred shares. The Company will fund the repurchase program from working capital. Since the commencement of the depositary share purchase program, the Company has purchased a total of 14,500 depositary shares for an aggregate consideration of $457,000. The Company has not purchased any depositary shares since the second quarter of 2003.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

See Note 4 “Capital Stock” to the Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Certifications pursuant to 18 U.S.C. Section 1350.

b)	Reports on Form 8-K

(1)	On February 9, 2004, the Company filed a report on Form 8-K announcing its subsidiary, Northwestern Resources Co. has reached agreement with Texas Genco, its customer establishing pricing and volumes for the Jewett Mine through 2007.

(2)	On February 17, 2004, the Company filed a report on Form 8-K announcing its 80% owned subsidiary, Westmoreland Resources, Inc., which owns and operates the Absaloka Mine near Hardin, Montana, has reached agreement with the Crow Tribe to explore and develop a Northern Powder River Basin coal reserve located on the Crow Reservation immediately adjacent to the Absaloka mine.

(3)	On February 27, 2004, the Company filed a report on Form 8-K announcing its Board of Directors authorized a dividend of $0.20 per depositary share payable on April 1, 2004 to holders of record as of March 8, 2004.

(4)	On March 10, 2004, the Company filed a report on Form 8-K regarding execution on March 8, 2004 of the Third Amendment to Term Loan Agreement dated April 22, 2001 and Third Amendment of the Credit Agreement.

(5)	On March 11, 2004, the Company filed a report on Form 8-K announcing that it has reached agreement with the 1974 United Mine Workers of America Retirement Plan to settle the Company's withdrawal obligations resulting from the termination of its last covered operations in the Eastern United States in 1995.

(6)	On April 30, 2004, the Company filed a report on Form 8-K announcing its Board of Directors authorized a dividend of $0.20 per depositary share payable on July 1, 2004 to holders of record as of June 10, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: May 10, 2004	/s/ Ronald H. Beck
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 10, 2004	/s/ Christopher K. Seglem
Name:	Christopher K. Seglem
Title:	Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Ronald H. Beck, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Westmoreland Coal Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b.	[Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]

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

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 10, 2004	/s/ Ronald H. Beck
Name:	Ronald H. Beck
Title:	Vice President-Finance and Treasurer Acting Chief Financial Officer

Exhibit 32

STATEMENT PURSUANT TO 18 U.S.C. §1350

Pursuant to 18 U.S.C. § 1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Westmoreland Coal Company.

Dated: May 10, 2004	/s/ Christopher K. Seglem
Christopher K. Seglem
Chief Executive Officer

Dated: May 10, 2004	/s/ Ronald H. Beck
Ronald H. Beck
Acting Chief Financial Officer