Form 10-Q
period 2004-06-30
WESTMORELAND COAL CO
filed 2004-08-09
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2004: Common stock, $2.50 par value: 8,134,932

PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries Consolidated Balance Sheets

	(Unaudited)
	June 30, 2004	December 31, 2003

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$15,179	$9,267
Receivables:
Trade	38,468	23,336
Other	5,070	5,543

	43,538	28,879
Inventories	13,836	14,289
Deferred overburden removal costs	10,501	9,559
Restricted cash	9,845	8,751
Deferred income taxes	12,604	12,921
Other current assets	4,450	4,468

Total current assets	109,953	88,134

Property, plant and equipment:
Land and mineral rights	20,805	20,740
Capitalized asset retirement costs	104,036	104,036
Plant and equipment	99,274	93,880

	224,115	218,656
Less accumulated depreciation and depletion	74,353	67,307

Net property, plant and equipment	149,762	151,349

Deferred income taxes	67,026	62,866
Investment in independent power projects	42,778	38,487
Excess of trust assets over pneumoconiosis benefit
obligation	5,419	6,234
Restricted cash and bond collateral	19,662	16,218
Advanced coal royalties	3,545	4,013
Deferred overburden removal costs	3,976	3,095
Reclamation deposits	53,944	52,786
Contractual third party reclamation obligations	23,936	23,065
Other assets	13,110	11,590

Total Assets	$493,111	$457,837

See accompanying Notes to Consolidated Financial Statements.		(Continued)

Westmoreland Coal Company and Subsidiaries Consolidated Balance Sheets (Continued)

	(Unaudited)
	June 30, 2004	December 31, 2003

	(in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$11,645	$11,595
Accounts payable and accrued expenses:
Trade	23,559	26,559
Income taxes	160	-
Production taxes	19,378	16,127
Workers' compensation	1,805	2,016
Postretirement medical costs	17,928	20,275
1974 UMWA Pension Plan obligations	-	250
Asset retirement obligations	5,330	5,757

Total current liabilities	79,805	82,579

Long-term debt, less current installments	103,674	81,874
Accrual for workers' compensation, less current portion	6,783	7,462

Accrual for postretirement medical costs, less current portion	114,382	110,493
Accrual for pension and SERP costs	11,121	9,008
Asset retirement obligations, less current portion	120,864	117,586
Other liabilities	9,256	11,269
Minority interest	4,580	4,296

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 205,083 shares at
June 30, 2004 and at December 31, 2003	205	205
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 8,117,732 shares at
June 30, 2004 and 7,957,166 shares
at December 31, 2003	20,294	19,893
Other paid-in capital	74,464	72,825
Accumulated other comprehensive loss	(4,645)	(4,948)
Accumulated deficit	(47,672)	(54,705)

Total shareholders' equity	42,646	33,270

Total Liabilities and Shareholders' Equity	$493,111	$457,837

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statements of Operations

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(in thousands except per share data)
Revenues:
Coal	$87,020	$66,262	$164,152	$140,775
Independent power projects – equity in earnings	1,681	4,193	7,086	7,964

	88,701	70,455	171,238	148,739

Costs and expenses:
Cost of sales – coal	66,115	52,777	126,318	110,967
Depreciation, depletion and amortization	3,601	2,964	7,421	5,920
Selling and administrative	6,954	10,727	14,677	17,839
Heritage health benefit costs	7,703	7,568	14,909	15,085
Loss (gain) on sales of assets	38	(451)	19	(451)

	84,411	73,585	163,344	149,360

Operating income (loss) from continuing operations	4,290	(3,130)	7,894	(621)

Other income (expense):
Interest expense	(2,552)	(2,485)	(5,038)	(5,024)
Interest income	1,377	481	2,321	1,020
Minority interest	(321)	(229)	(603)	(340)
Other income	202	422	83	629

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	2,996	(4,941)	4,657	(4,336)
Income tax benefit (expense) from continuing operations	1,829	3,459	2,704	4,369

Net income (loss) from continuing operations before cumulative effect of change in accounting principle	4,825	(1,482)	7,361	33
Discontinued operations:
Loss from operations of discontinued terminal segment	-	(667)	-	(973)
Gain on sale of discontinued terminal segment	-	4,509	-	4,509
Income tax benefit (expense)	-	(1,536)	-	(1,414)

Income (loss) from discontinued operations	-	2,306	-	2,122

Net income before cumulative effect of change in accounting principle	4,825	824	7,361	2,155
Cumulative effect of change in accounting principle, net of income tax expense of $108	-	-	-	161

Net income	4,825	824	7,361	2,316
Less preferred stock dividend requirements	436	440	872	880

Net income applicable to common shareholders	$4,389	$384	$6,489	$1,436

See accompanying Notes to Consolidated Financial Statements.				(Continued)

Westmoreland Coal Company and Subsidiaries Consolidated Statements of Operations (Continued)

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(in thousands except per share data)

Net income per share applicable to common
shareholders before cumulative effect of change in accounting principle:
Basic	$.54	$.05	$.81	$.16
Diluted	$.51	$.05	$.76	$.15
Net income per share applicable to common shareholders from cumulative effect of change in accounting principle:
Basic and diluted	$-	$-	$-	$.02

Net income per share applicable to common shareholders:
Basic	$.54	$.05	$.81	$.19
Diluted	$.51	$.05	$.76	$.17

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Net income applicable to common shareholders		$384		$1,275
Net income per share applicable to common shareholders:
Basic		$.05		$.16
Diluted		$.05		$.15

Weighted average number of common shares outstanding:
Basic	8,082	7,762	8,046	7,746
Diluted	8,590	8,331	8,545	8,277

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statement of Shareholders’ Equity and Comprehensive Income Six Months Ended June 30, 2004 (Unaudited)

	Class A Convertible Exchangeable Preferred Stock	Common Stock	Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity

	(in thousands except share data)
Balance at December 31, 2003 (205,083 preferred shares and 7,957,166 common shares outstanding)	$ 205	$ 19,893	$ 72,825	$ (4,948)	$ (54,705)	$ 33,270
Common stock issued as
compensation (51,766 shares)	-	129	789	-	-	918
Common stock options exercised
(108,800 shares)	-	272	362	-	-	634
Dividends declared	-	-	-	-	(328)	(328)
Tax benefit of stock option
exercises	-	-	488	-	-	488
Net income	-	-	-	-	7,361	7,361
Net unrealized change in interest
rate swap agreement, net of
tax expense of $202,000	-	-	-	303	-	303

Comprehensive income						7,664

Balance at June 30, 2004
(205,083 preferred shares and
8,117,732 common shares
outstanding)	$ 205	$ 20,294	$ 74,464	$ (4,645)	$ (47,672)	$ 42,646

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statements of Cash Flows

	(Unaudited)
Six Months Ended June 30,	2004	2003

	(in thousands)
Cash flows from operating activities:
Net income	$7,361	$2,316
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from independent power projects	(7,086)	(7,964)
Cash distributions from independent power projects	3,098	5,582
Deferred income tax (benefit) expense	(3,359)	(3,583)
Depreciation, depletion and amortization	7,421	5,920
Stock compensation expense	918	758
Loss (gain) on sales of assets	19	(4,960)
Minority interest	603	340
Cumulative effect of change in accounting principle	-	(269)
Net change in operating assets and liabilities	(11,903)	9,124

Net cash provided by (used in) operating activities	(2,928)	7,264

Cash flows from investing activities:
Additions to property, plant and equipment	(5,725)	(4,300)
Increase in restricted cash and bond collateral	(5,696)	(5,142)
Net proceeds from sales of assets	153	1,465

Net cash used in investing activities	(11,268)	(7,977)

Cash flows from financing activities:
Net borrowings under revolving lines of credit	7,500	500
Proceeds from long-term debt, net of debt issuance costs	18,647	850
Repayment of long-term debt	(6,025)	(3,927)
Dividends paid to minority interest	(320)	(450)
Dividends on preferred shares	(328)	(247)
Repurchase of preferred shares	-	(213)
Exercise of stock options	634	15

Net cash provided by (used in) financing activities	20,108	(3,472)

Net increase (decrease) in cash and cash equivalents	5,912	(4,185)
Cash and cash equivalents, beginning of period	9,267	9,845

Cash and cash equivalents, end of period	$15,179	$5,660

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,850	$4,898
Income taxes	$491	$927

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

2.     LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding at June 30, 2004 and December 31, 2003 under the Company’s lines of credit and long-term debt were:

	June 30, 2004	December 31, 2003

	(in thousands)
WML revolving line of credit	$8,000	$-
WML term debt	103,725	88,500
Corporate revolving line of credit	-	500
Other term debt	3,594	4,469

Total debt outstanding	115,319	93,469
Less current portion	(11,645)	(11,595)

Total long-term debt outstanding	$103,674	$81,874

Effective June 24, 2004, the Company executed the Third Amendment to its corporate revolving line of credit with First Interstate Bank. The expiration date was extended from January 24, 2005 to June 30, 2006 and the amount available was increased from $10 million to $14 million. Other terms and financial ratios remained the same.

Westmoreland Mining LLC (“WML”) has a $12 million revolving facility (the “Facility”) which expires on April 27, 2007. The interest rate is either PNC’s Base Rate plus 1.50% or Euro-Rate plus 3.00%, at WML’s option. In addition, a commitment fee of ½ of 1% of the average unused portion of the available credit is payable quarterly. The amount available to borrow under the Facility is based upon, and any outstanding amounts are secured by, eligible accounts receivable.

On March 8, 2004, WML amended its term loan agreement to permit it to borrow an additional $35 million in $20.4 million Series C Notes and $14.6 million Series D Notes. The Series C Notes were drawn immediately and the Series D Notes must be drawn after seven months but no later than December 31, 2004. Interest is payable quarterly beginning March 31, 2004 for the Series C Notes and December 31, 2004 for the Series D Notes. Principal is payable quarterly beginning March 31, 2009; the Series C Notes and Series D Notes must be paid in full by December 31, 2011. The Series C Notes bear interest at a fixed rate of 6.85%, and the Series D Notes have a variable rate based upon LIBOR plus 2.90%. The Series C Notes and Series D Notes are secured by the assets of WML and are subject to the same covenants and financial ratios, as amended, as the Series A and B Notes.

Pursuant to the WML term loan agreement, WML is required to maintain debt service reserve and long-term prepayment accounts. As of June 30, 2004, there was a total of $9.9 million in the debt service reserve account, which could be used for principal and interest payments, and $10.7 million in the long-term prepayment account, which account will be used to fund a $30.0 million payment due December 31, 2008 for the Series B Notes. Those funds have been classified as restricted cash on the consolidated balance sheet.

The maturities of all long-term debt, excluding revolving credit facilities, outstanding at June 30, 2004 are:

In thousands

July – December 2004	$5,582
2005	11,662
2006	11,995
2007	12,625
2008	44,980
Thereafter	20,475

$107,319

3.     PENSION AND POSTRETIREMENT MEDICAL BENEFITS

The Company provides pension and postretirement medical and life insurance benefits to qualifying full-time employees and retired employees and their dependents either voluntarily or as a result of union contracts and the Coal Act. The Company incurred costs of providing these benefits during the six-month periods ended June 30, 2004 and 2003 as follows:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	2004	2003	2004	2003

	(in thousands)
Service cost	$1,232	$974	$252	$206
Interest cost	1,652	956	7,394	7,218
Expected return on plan assets	(1,386)	(1,197)	-	-
Amortzation of deferred items	450	423	4,168	3,970

Net periodic pension cost	$1,948	$1,156	$11,814	$11,394

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected to contribute the minimum amount of $1.8 million for pension benefits during 2004. As of June 30, 2004, no contributions have been made. The Company currently anticipates that it will contribute approximately $2.3 million, including a voluntary contribution, during the third quarter of 2004 to fund its pension plan obligations.

4.     CAPITAL STOCK

The Company issued Series A Convertible Exchangeable Preferred Stock (“Series A Preferred Stock”) in July 1992. Each share of Series A Preferred Stock is comprised of four depositary shares. Preferred stock dividends accumulate quarterly at a rate of $2.125 per preferred share or $0.53 per depositary share. Partial dividends have been declared and paid since October 1, 2002, including a dividend of $0.20 per depositary share paid on July 1, 2004. A dividend of $0.25 per depositary share was declared on July 30, 2004, payable October 1, 2004. The quarterly dividends which are accumulated but unpaid through and including July 1, 2004 amount to $15.8 million in the aggregate ($77.27 per preferred share or $19.32 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

Incentive Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma effect on net income and net income per share if the compensation cost for the Company’s fixed-plan stock options had been determined based on the fair value at the grant dates consistent with SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(in thousands, except per share data)
Net income applicable to common shareholders:
As reported	$4,389	$384	$6,489	$1,436
Pro forma	$4,169	$240	$6,067	$1,149

Net income per share applicable to common shareholders:
As reported, basic	$.54	$.05	$.81	$.19
Pro forma, basic	$.52	$.03	$.75	$.15
As reported, diluted	$.51	$.05	$.76	$.17
Pro forma, diluted	$.49	$.03	$.71	$.14

Earnings per Share

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(in thousands)
Number of shares of common stock:
Basic	8,082	7,762	8,046	7,746
Effect of dilutive option shares	508	569	499	531

Diluted	8,590	8,331	8,545	8,277

Number of shares not included in diluted EPS
that would have been antidilutive because
exercise price of options was
greater than the average market price of the common shares	-	204	-	284

5.     INCOME TAXES

The provision for income taxes consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

	(in thousands)
Current:
Federal	$263	$115	$334	$230
State	232	243	321	506

	495	358	655	736

Deferred:
Federal	(2,155)	(1,961)	(3,170)	(3,081)
State	(169)	(320)	(189)	(502)

	(2,324)	(2,281)	(3,359)	(3,583)

Income tax (benefit) expense	$(1,829)	$(1,923)	$(2,704)	$(2,847)

The deferred income tax benefit recorded for the three months and six months ended June 30, 2004 included a benefit of $1.2 million and $2.1 million, respectively, due to a reduction in the deferred income tax asset valuation allowance as a result of an increase in the amount of Federal net operating loss carryforwards expected to be used by the Company prior to their expiration through 2023. The increase in the expected amount of Federal net operating losses to be used in the future is primarily a result of the final price arbitration for the Colstrip Units 1 & 2 contract at the Rosebud Mine. The deferred income tax benefit recorded for the three months and six months ended June 30, 2003 included a benefit of $2.3 million and $2.9 million, respectively, due to a reduction in the deferred income tax valuation allowance.

6.     BUSINESS SEGMENT INFORMATION

The Company’s operations have been classified into two segments: coal and independent power. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The independent power segment includes the ownership of interests in cogeneration and other non-regulated independent power plants. The “Corporate” classification noted in the tables represents all costs not otherwise classified, including corporate office charges, heritage health benefit costs and business development expenses. Summarized financial information by segment for the quarters and six months ended June 30, 2004 and 2003 is as follows:

Quarter ended June 30, 2004

	Coal	Independent Power	Corporate	Total

	(in thousands)
Revenues:
Coal	$87,020	$-	$-	$87,020

Equity in earnings	-	1,681	-	1,681

	87,020	1,681	-	88,701
Costs and expenses:
Cost of sales – coal	66,115	-	-	66,115

Depreciation, depletion and amortization	3,546	5	50	3,601
Selling and administrative	4,735	406	1,813	6,954

Heritage health benefit costs	-	-	7,703	7,703
Gain on sales of assets	38	-	-	38

Operating income (loss) from continuing operations	$12,586	$1,270	$(9,566)	$4,290

Capital expenditures	$3,395	$16	$220	$3,631

Property, plant and equipment, net	$149,043	$54	$665	$149,762

Quarter ended June 30, 2003

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$66,262	$-	$-	$66,262

Equity in earnings	-	4,193	-	4,193

	66,262	4,193	-	70,455

Costs and expenses:
Cost of sales – coal	52,777	-	-	52,777

Depreciation, depletion and amortization	2,928	6	30	2,964
Selling and administrative	4,819	300	5,608	10,727

Heritage health benefit costs	-	-	7,568	7,568
Doubtful account recoveries	-	-	(451)	(451)

Operating income (loss) from continuing operations	$5,738	$3,887	$(12,755)	$(3,130)

Capital expenditures	$1,938	$1	$4	$1,943

Property, plant and equipment, net	$142,609	$58	$355	$143,022

Six months ended June 30, 2004

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$164,152	$-	$-	$164,152

Equity in earnings	-	7,086	-	7,086

	164,152	7,086	-	171,238

Costs and expenses:
Cost of sales – coal	126,318	-	-	126,318

Depreciation, depletion and amortization	7,332	10	79	7,421
Selling and administrative	10,001	614	4,062	14,677

Heritage health benefit costs	-	-	14,909	14,909
Gain on sales of assets	19	-	-	19

Operating income (loss) from continuing operations	$20,482	$6,462	$(19,050)	$7,894

Capital expenditures	$5,424	$16	$285	$5,725

Property, plant and equipment, net	$149,043	$54	$665	$149,762

Six months ended June 30, 2003

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$140,775	$-	$-	$140,775

Equity in earnings	-	7,964	-	7,964

	140,775	7,964	-	148,739

Costs and expenses:
Cost of sales – coal	110,967	-	-	110,967

Depreciation, depletion and amortization	5,849	12	59	5,920
Selling and administrative	8,852	498	8,489	17,839

Heritage health benefit costs	-	-	15,085	15,085
Gain on sales of assets	-	-	(451)	(451)

Operating income (loss) from continuing operations	$15,107	$7,454	$(23,182)	$(621)

Capital expenditures	$4,239	$1	$60	$4,300

Property, plant and equipment, net	$142,609	$58	$355	$143,022

7.     CONTINGENCIES

Protection of the Environment

As of June 30, 2004 the Company has reclamation bonds in place for its active mines in Montana, North Dakota and Texas and for inactive mining sites in Virginia which are now awaiting final bond release. These government-required bonds assure that coal mining operations comply with applicable Federal and State regulations relating to the performance and completion of final reclamation activities. The amount of the Company’s bonds exceeds the amount of its share of estimated final reclamation obligations as of June 30, 2004. The Company estimates that the cost of final reclamation for its mines when they are closed in the future will total approximately $306.7 million and that the present value of the cost of final reclamation of these mines is $126.2 million. Of these liabilities, the Company’s customers and the contract operator of the Absaloka Mine are responsible for an aggregate of $184 million of the reclamation costs and have secured a portion of these obligations by providing a $50 million corporate guarantee in the aggregate of $50 million and funding reclamation escrow accounts in the amount of approximately $53.9 million as of June 30, 2004. These restricted funds have been classified as Reclamation Deposits on the Consolidated Balance Sheets. The present value of obligations of certain other customers and the Absaloka contract mine operator has been classified as contractual third party reclamation obligations on the Consolidated Balance Sheets. The Company’s estimated gross obligation for final reclamation that is not the contractual responsibility of others was $123 million and the present value of the Company’s net obligation for final reclamation that is not the contractual responsibility of others was $48.1 million at June 30, 2004.

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

Following is a description of the changes to the Company’s asset retirement obligations from January 1, 2004 to June 30, 2004 (in thousands):

Asset retirement obligation - January 1, 2004	$123,343
Accretion	3,973
Settlements	(1,122)

Asset retirement obligation - June 30, 2004	$126,194

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

Royalty Claims

The Company has received demand letters from the Montana Department of Revenue (“DOR”), as agent for the Minerals Management Service (“MMS”) of the U.S. Department of the Interior, asserting underpayment of certain royalties allegedly due at the Rosebud Mine. The claims relate to the fees the Company receives to transport coal from the contract delivery point to the customer, certain “take or pay” payments the Company received when its customers did not require coal, and adjustments for certain taxes. The total amount of the claims is approximately $15.5 million, including penalties and interest, which continues to accrue. The Company continues to receive transportation fees and expects DOR to assert claims for additional underpayment and to issue more demand letters until the appeal process is completed. The Company believes that the DOR/MMS claims are improper and is vigorously contesting them. The appeal process will take several years. In the event of a negative outcome with DOR and MMS, the Company believes that certain of the Company’s customers are contractually obligated to reimburse the Company for any claims paid and to reimburse the Company for its legal expenses.

Tax Assessments

The ROVA project is located in Halifax County, North Carolina and is the County’s largest taxpayer. In 2002, the County hired an independent consultant to review and audit the personal property tax returns for the preceding five years. In May 2002, the County advised the ROVA project that its returns were being scrutinized for potential underpayment due to undervaluation of property subject to tax. The ROVA project responded that its valuation was consistent with an agreement reached with the County in 1996, before the project was constructed. In late 2002, the ROVA projects received notice of an assessment of $4.6 million for the years 1997 to 2001. The ROVA Project filed a protest with the North Carolina Property Tax Commission. Since that date the County has increased the amount of its claim to $8.3 million, which includes tax years 1996, 2002 and 2003, and penalties and interest. On March 12, 2004, the Tax Commission denied the ROVA project’s protest and issued an order upholding the County’s assessment. On May 26, 2004, the Project received the Tax Commission’s order denying the Project’s protest. On June 24, 2004, the partnership that owns the ROVA project appealed the decision to the North Carolina Intermediate Court of Appeals. We estimate the appeal process will take 18 to 24 months. We believe the partnership’s position is meritorious; however, it is impossible to predict the outcome. Based on the May 26, 2004 order from the Tax Commission rejecting the existence of a tax agreement with the County and an analysis of the components comprising the county’s claim, the Company recorded a charge of $2.0 million in the second quarter for this contingent liability.

Niagara Mohawk Power Corporation (“NIMO”) was party to power purchase agreements with independent power producers, including the Rensselaer project, in which the Company owned an interest. In 1997, the New York Public Service Commission approved NIMO’s plan to terminate or restructure 29 power purchase contracts. The Rensselaer project agreed to terminate its Power Purchase and Supply Agreement after NIMO threatened to seize the project under its power of eminent domain. NIMO and the Rensselaer project executed a settlement agreement in 1998. On February 11, 2003, the North Carolina Department of Revenue notified the Company that it had disallowed the exclusion of gain from the settlement agreement between NIMO and the Rensselaer project from income for corporate tax purposes. The State of North Carolina has assessed a current tax of $3.5 million, interest of $1.0 million, and a penalty of $0.9 million. We have filed a protest. The North Carolina Department of Revenue held a hearing on May 28, 2003. In November 2003, the Company submitted further documentation to the State to support its position and is awaiting the State’s response.

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

On March 16, 2004, the Company received notice that an adversary action had been filed in the bankruptcy court by Entech, LLC and Touch America Holdings, Inc. which seeks to collect the sum of $8.8 million as a purchase price adjustment which the plaintiffs claim is property of the bankruptcy estate. We have filed an answer, a motion to dismiss and a claim for indemnification. The parties are briefing the issues, and we anticipate that our motion to dismiss will be heard in the third quarter of 2004. At that time, the bankruptcy court will decide how to proceed with the purchase price adjustment and indemnification claims.

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

The litigation was transferred to the U.S. District Court in Billings, Montana. On July 12, 2004, the plaintiffs filed a status report with the U.S. District Court. In the status report, the plaintiffs stated that the insurance companies that insure the former officers and directors of Montana Power had agreed to pay $67 million into escrow, pending a determination by the Montana Power bankruptcy court that no other claimant or class of claimant is entitled to any portion of the settlement proceeds and approval of a settlement agreement by the U.S. District Court in Billings. As part of the resulting proposed settlement, the McGreevey plaintiffs would dismiss their claims against the former officers and directors of Montana Power, Montana Power, and us, among other defendants. The proposed settlement would terminate this litigation as to us and our subsidiaries.

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2003 to June 30, 2004

Forward-Looking Disclaimer

Throughout this Form 10-Q, we make statements that are not historical facts or information and that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “projects,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; health care cost trends; the cost and capacity of the surety bond market; our ability to manage growth and significantly expanded operations; our ability to implement our growth and development strategy; our ability to pay accumulated preferred stock dividends; our ability to retain key senior management; our access to financing; our ability to maintain compliance with debt covenants; our ability to identify new business opportunities; our ability to negotiate new profitable coal contracts and price reopeners and extensions of existing contracts; our ability to maintain satisfactory labor relations; changes in the industry; competition; our ability to utilize our net operating loss carryforwards; our ability to invest cash, including cash that has been deposited in the reclamation accounts, at acceptable rates of return; weather conditions; the cost and availability of transportation, including rail transportation; price of fuels other than coal; the cost of coal produced by other countries; the demand for electricity; the effect of regulatory and legal proceedings, including the bankruptcy filing by Touch America Holdings Inc. and Entech Inc., environmental issues, including the cost of compliance with existing and future environmental requirements; the claims between the Company and Montana Power; and the other factors discussed in Items 1, 3 and Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission. As a result of the foregoing and other factors, we can give no assurance as to our future results and achievements. We disclaim any duty to update these statements, even if subsequent events cause our views to change.

          Challenges

          We believe that our principal challenges today include the following:

•	inflation in medical costs, which can increase our expense for active employees and our heritage health benefit costs;

•	maintaining our Coal Act bonds;

•	transitioning from an approach towards growth and development that seeks to maximize the use of our net operating loss carryforwards to one that considers the impact of the alternative minimum tax;

•	managing the production from and costs of our operations;

•	proposed new environmental regulations, which have the potential to significantly reduce sales from our Jewett and Beulah Mines; and

•	addressing the claims for potential taxes asserted by various governmental entities.

We discuss these issues, as well as the other challenges we face, elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and under “Risk Factors.”

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

          Postretirement Benefits and Pension Obligations

Our most significant long-term liability is the obligation to provide postretirement medical benefits, pension benefits, workers’ compensation and pneumoconiosis (black lung) benefits. We provide these benefits to our current and former employees and their dependents.

We estimate the total amount of these obligations with the help of third party actuarial professionals. Our estimate is sensitive to judgments we make about the discount rate, about the rate of inflation in medical care costs, about mortality rates, and about the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Reform Act”). We review these estimates and obligations at least annually.

The present value of our actuarially determined liability for postretirement medical costs increased approximately $3.9 million between December 31, 2003 and June 30, 2004. Actuarial valuations project that our retiree health benefit costs will continue to increase in the near term and then decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines. We incurred cash costs of $6.7 million and $14.0 million for postretirement medical costs during the second quarter of 2004 and six months of 2004, respectively. This compares to cash costs of $4.8 million and $10.3 million for postretirement medical costs during the second quarter of 2003 and six months of 2003, respectively. We expect to incur approximately $26 million of these costs in all of 2004 (including the remaining balance of the Combined Fund’s retroactive assessment of $1.3 million, which we must pay pending the outcome of ongoing litigation) compared to $20.7 million paid in 2003. Our estimate of our total cash costs for postretirement medical care in 2004 includes the amounts we have and will pay in respect of this assessment.

We incurred cash costs of $0.9 million for workers’ compensation benefits during the six months of 2004 compared to $1.0 million in 2003. We expect to incur lower cash costs for workers’ compensation benefits in 2004 than we did in 2003 and expect that amount to steadily decline to zero over the next approximately eighteen years. We anticipate that these costs will decline because we are no longer self-insured for workers’ compensation benefits and have had no new claimants since 1995.

We do not pay pension or black lung benefits directly. These benefits are paid from trusts that we established and funded. As of June 30, 2004, our black lung trust is overfunded by $5.4 million and we do not expect to be required to make additional contributions to this trust. As of June 30, 2004, our pension trusts are underfunded and we expect to contribute approximately $2.3 million to these trusts in 2004.

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

The liability, “Asset retirement obligations,” on our consolidated balance sheets represents our estimate of the present value of the cost of closing our mines and reclaiming land that has been disturbed by mining. This liability increases as land is mined and decreases as reclamation work is performed and cash expended. The asset, “Property, plant and equipment – capitalized asset retirement costs,” remains constant until new liabilities are incurred or old liabilities are re-estimated. We estimate the future costs of reclamation using standards for mine reclamation that have been established by the government agencies that regulate our operations as well as our own experience in performing reclamation activities. These estimates may change. Developments in our mining program also affect this estimate by influencing the timing of reclamation expenditures.

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

Our NOLs are one of our deferred income tax assets. We have reduced our deferred income tax assets by a valuation allowance. The valuation allowance is primarily an estimate of the deferred tax assets that may not be realized in future periods. On a quarterly and annual basis, we estimate how much of our NOLs we will be able to apply against future taxable income and make corresponding adjustments in the valuation allowance.

If we increase our estimated utilization of NOLs, we decrease the valuation allowance and increase our net deferred income tax assets and recognize an income tax benefit in earnings. If we decrease our estimated utilization of NOLs, we increase the valuation allowance and decrease our net deferred income tax assets and increase income tax expense. These changes can materially affect our net income and our assets. In the quarter ended June 30, 2004, for example, we reduced the valuation allowance by $1.2 million in part because we improved terms of an existing coal supply agreement. We also made other adjustments in our net deferred tax assets. As a result of these estimates and adjustments and changes in temporary differences between book and tax accounting, our net deferred income tax assets increased from $75.8 million at December 31, 2003 to $79.4 million at June 30, 2004, and we recognized income tax benefit from continuing operations of $2.4 million.

Contractual Obligations

In early March 2004, Westmoreland Mining arranged to borrow an additional $35 million from its lenders pursuant to what we call the add-on facility. On March 8, Westmoreland Mining borrowed $20.4 million under the facility. It will borrow the remaining $14.6 million in the fourth quarter of 2004. Westmoreland Mining is obligated to pay the principal of this debt in quarterly installments from March 31, 2009 to December 31, 2011. Westmoreland Mining’s term debt increased from $88.5 million at December 31, 2003 to $103.7 million at June 30, 2004.

Liquidity and Capital Resources

The add-on facility substantially improves our near term liquidity. In addition, even though the debt service requirements of Westmoreland Mining’s basic term loan agreement restrict our access to some of Westmoreland Mining’s cash, Westmoreland Mining itself generates significant liquidity.

Cash used in operating activities was $2.9 million for the six months ended June 30, 2004, compared with cash provided by operating activities of $7.3 million for the six months ended June 30, 2003. Cash from operations in 2004 compared to 2003 decreased primarily because of a net change in the Company’s operating assets and liabilities and because the Company received a lower distribution from the ROVA project, had reduced sales and higher costs at the Jewett Mine and incurred higher cash costs for post-retirement medical benefits. The net change in assets and liabilities was a use of cash of $11.9 million in the first six months of 2004, compared to a provision of cash of $9.1 million in the first six months of 2003. This difference resulted primarily from an increase in accounts receivable, the largest of which is $11.9 million owed at quarter’s end by the owners of Colstrip Units 1 & 2 for coal we supplied from July 30, 2001 through May 2004. The difference also results from normal timing differences in collecting receivables. Among the principal factors increasing our cash costs for post-retirement medical benefits is the challenged retroactive premiums being paid to the Combined Benefit Fund. Working capital was $30.1 million at June 30, 2004 compared to $5.6 million at December 31, 2003. The increase in working capital resulted primarily from the $18.7 million in net proceeds from borrowings of long-term debt and the receivable for Colstrip Units 1 & 2.

We used $11.3 million of cash in investing activities in the six months ended June 30, 2004, and $8.0 million in the six months ended June 30, 2003. Cash used in investing activities in 2004 included $5.7 million of additions to property, plant and equipment, primarily for mine equipment and development projects. Cash used in investing activities in 2004 also included an increase of $5.7 million in restricted accounts, pursuant to our term loan agreement and as collateral for our surety bonds. In 2003, additions to property and equipment using cash totaled $4.3 million. Also during 2003, restricted cash accounts and bond collateral increased $5.1 million.

We generated $20.1 million of cash in financing activities in the six months ended June 30, 2004, including $18.6 million from new borrowings of long-term debt, net of debt issuance costs. We used cash of $6.0 million for the repayment of long-term and revolving debt. Cash used in financing activities in the first six months of 2003 primarily represented repayment of long-term and revolving debt of $3.9 million.

Consolidated cash and cash equivalents at June 30, 2004 totaled $15.2 million, including $2.3 million at Westmoreland Mining, $4.4 million at Westmoreland Resources, and $2.0 million at Westmoreland Risk Management Ltd., our captive insurance subsidiary. Consolidated cash and cash equivalents at December 31, 2003 totaled $9.3 million, including $4.1 million at Westmoreland Mining, $4.2 million at Westmoreland Resources, and $1.5 million at the captive insurance subsidiary. The cash at Westmoreland Mining is available to us through quarterly distributions, as described below. The cash at Westmoreland Resources is available to us through dividends. In addition, we had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $29.5 million at June 30, 2004 and $25.0 million at December 31, 2003. The restricted cash at June 30, 2004 included $20.6 million in Westmoreland Mining’s debt service reserve and long-term prepayment accounts. Our reclamation, workers’ compensation and postretirement medical cost obligation bonds were collateralized by interest-bearing cash deposits of $8.9 million, which amount we have classified as a non-current asset. In addition, we have reclamation deposits of $53.9 million, which we received from customers of the Rosebud Mine to pay for reclamation. We also have $12.4 million in interest-bearing debt reserve accounts for the ROVA Project. This cash is restricted as to its use and is classified as part of our investment in independent power projects.

In early March 2004, Westmoreland Mining entered into the add-on facility. This facility makes $35 million available to us. The add-on facility permits Westmoreland Mining to undertake certain significant capital projects in the near term without adversely affecting cash available at the parent. Although the terms of the add-on facility permit Westmoreland Mining to distribute this $35 million to Westmoreland Coal Company, the original term loan agreement, which financed our acquisition of the Rosebud, Jewett, Beulah, and Savage Mines, continues to restrict Westmoreland Mining’s ability to make distributions to Westmoreland Coal Company from ongoing operations. Until Westmoreland Mining has fully paid the original acquisition debt, which is scheduled for December 31, 2008, Westmoreland Mining may only pay Westmoreland Coal Company a management fee and distribute to Westmoreland Coal Company 75% of Westmoreland Mining’s surplus cash flow. Westmoreland Mining is depositing the remaining 25% into an account that will fund the $30 million balloon payment due December 31, 2008. At the same time that Westmoreland Mining entered into the add-on facility, it also extended its revolving credit facility to 2007 and reduced the amount of the facility to $12 million. Westmoreland Mining reduced the amount of the revolving facility to better align its capacity to its expected usage and borrowing base. As of June 30, 2004, there is $8 million outstanding under this facility. The balance was fully repaid and there was no balance outstanding as of July 30, 2004.

As of June 30, 2004, Westmoreland Coal Company had its entire $14.0 million revolving line of credit available to borrow. Westmoreland Coal Company amended its revolving credit facility effective June 24, 2004 to provide an increase from $10 to $14 million and extend that facility, from January 2005 to June 30, 2006.

On July 28, 2004, we filed a registration statement for a possible rights offering; if the registration statement becomes effective, it would permit holders of our common stock to purchase additional shares of common stock. As stated in the registration statement, the additional equity capital would be used to support our growth and development strategy and for general corporate purposes.

Liquidity Outlook

We described certain liquidity comparisons in this section of the Annual Report on Form 10-K for the year ended December 31, 2003. All of the items described in that report continue to be important to us. Our results for the remainder of 2004 may also be affected by the potential negative impact of increased prospective and retroactive property taxes at the ROVA Project. The lender to the Project is withholding funds normally available for distribution to us and our partner until the property tax issue is resolved. We also anticipate that the ROVA Project and some of the customers of our mines will experience significant scheduled maintenance outage time during the fourth quarter of 2004. We do not expect that these outages will have a material adverse impact on our expected cash flow or liquidity but we anticipate that they will affect our quarterly earnings.

We supply coal to Units 1&2 of the Colstrip Station under a contract that expires December 31, 2009. Under our contract, the price for our coal has two components, a cost component and a profit component, and is periodically redetermined or “reopened.” The final reopener under the contract occurred in July 2001. The parties agreed upon the cost component in December 2003, and arbitrated the profit component. We received the arbitrators’ decision on May 24, 2004. The new profit component, when added to the new cost component, results in a significant price increase under our coal supply agreement for Colstrip Units 1&2. This increased price will remain in effect through expiration of the contract, but is subject to adjustment to reflect changes in some of our costs and in specified indices. Because the new price is effective as of July 30, 2001, we received in July 2004 nearly all of the approximately $11.9 million, net of production taxes and royalties, for coal that we supplied to Colstrip Units 1&2 from July 30, 2001 through May 2004. This payment includes interest of approximately $0.7 million. The remaining unpaid balance is expected to be received in the third quarter.

On June 12, 2004, we received a notice from LG&E Power Inc., which owns the 50% of the ROVA Project that we do not own, containing the terms and conditions on which LG&E proposes to sell us its interest in the project. Westmoreland Energy has rights under its partnership agreement with LG&E to acquire LG&E’s 50% interest in the ROVA Project pursuant to a right of first purchase. We are discussing with LG&E the terms and conditions of such an acquisition as well as their contract to operate the units.

Continued growth remains an important part of our strategy. The air permit for our Gascoyne project in North Dakota was filed in May and a completeness determination was received in July.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected to contribute the minimum amount of $1.8 million for pension benefits during 2004. As of June 30, 2004, no contributions have been made. The Company currently anticipates that it will contribute approximately $2.3 million, including a voluntary contribution that will reduce required payments in 2005, during the third quarter of 2004 to fund its pension plan obligations.

We are unable to project the net effect of the ROVA issue and the other items identified in our Annual Report on Form 10-K on our earnings for 2004.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements within the meaning of the rules of the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003.

Coal Operations. The increase in coal revenues to $87.0 million in the second quarter of 2004 from $66.3 million in 2003‘s second quarter is primarily the result of the arbitration award for the price reopener with the owners of Colstrip Units 1 & 2 effective July 30, 2001. This award resulted in the recognition of additional revenue of $16.3 million for coal shipped from July 30, 2001 to May 31, 2004. Production taxes and royalties on those revenues totaled $5.1 million. Sales tons increased from 6.1 million in the second quarter of 2003 to 6.7 million in the second quarter of 2004. The increase in 2004 was expected as a result of new or extended sales contracts at the Rosebud and Absaloka mines. Almost all of the tons sold in both quarters were sold under long-term contracts to owners of power plants located adjacent to or near the mines, other than at Absaloka. This production increase was partially offset by production interruptions at the Jewett Mine, primarily during the month of June. These interruptions resulted from near record rainfall in June of 13.13 inches, compared to the 30 year average received at the mine of 3.17 inches. Flooding and ground saturation impeded dragline operations, prevented haul trucks from entering pits and caused spoil slides and highwall sloughage, among other things. The Jewett Mine declared that force majeure prevented it from delivering approximately 235,000 tons and incurred additional costs to recover from the event. While not obligated to make up lost tons, Jewett and its customer, the Limestone Station, have agreed to a revised delivery schedule for the remainder of the year in an attempt to meet the original annual production target. The gross margin on coal sales from all of our mines was $7.4 million higher in the second quarter of 2004 than in the second quarter of 2003.

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter Ended
	June 30,
	2004	2003	Change

Revenues – thousands	$87,020	$66,262	31%

Volumes – millions of equivalent coal tons	6.677	6.062	10%

Cost of sales – thousands	$66,115	$52,777	25%

The Company’s business is subject to weather and some seasonality. The power-generating plants that we supply typically schedule their regular maintenance for the spring and fall seasons.

Depreciation, depletion and amortization of $3.6 million in the second quarter of 2004 increased from $3.0 million in 2003‘s second quarter. The increase is due to continued capital expenditures at the mines and the increase in production during the quarter.

Independent Power. Our equity in earnings from independent power operations decreased to $1.7 million in the second quarter 2004 from $4.2 million in the quarter ended June 30, 2003 due to a $2.0 million charge recorded for retroactive personal property taxes contingently due to Halifax County, North Carolina. The variance is also due to the timing of the normal spring maintenance outage at the ROVA project, which occurred in the second quarter of 2004 and in the first quarter of 2003. For the quarters ended June 30, 2004 and 2003, the ROVA project produced 397,000 and 420,000 megawatt hours, respectively, and achieved average capacity factors of 87% and 92%, respectively.

Costs and Expenses. Selling and administrative expenses were $7.0 million in the quarter ended June 30, 2004 compared to $10.7 million in the quarter ended June 30, 2003. The decrease is primarily a result of a reduction in the non-cash compensation expense associated with our performance unit plan, a long-term incentive plan for management, to less than $0.1 million for the second quarter of 2004 from $2.9 million for the second quarter of 2003. In addition, second quarter 2003 included $720,000 for severance benefits. The overall decrease was partially offset by an increase in the second quarter of 2004 compared to the second quarter of 2003, in pension costs for the Company’s active employees caused by a decrease in the discount rate used to calculate the present value of that obligation. Also, in 2004 the Company incurred higher legal costs associated with certain matters including the arbitration of profit related to the Colstrip Units 1 & 2 coal sales agreement. The profit arbitration decision was issued during the second quarter of 2004.

Heritage health benefit costs increased to $7.7 million in the second quarter of 2004 from $7.6 million in the second quarter 2003. The increase was due to an $800,000 negative actuarial valuation adjustment in the funded status of the Company’s Black Lung obligations, offset by the expected future benefit of the Medicare Prescription Drug Improvement and Modernization Act of 2003. The UMWA Combined Benefit Fund assessed a premium increase in October 2003 using a new methodology that is being challenged by the Company. That increase includes $4.7 million for periods through September 2003 as well as a prospective increase of $41,000 per month. The $4.7 million retroactive premium is being paid over 12 months but was fully accrued as of September 30, 2003. The Company is obligated to pay the newly calculated, higher premiums until the matter is resolved.

Interest expense was $2.6 million and $2.5 million for the three months ended June 30, 2004 and 2003, respectively. Interest associated with the increased debt outstanding from the Westmoreland Mining add-on facility was mostly offset by the lower interest payments on the acquisition financing obtained during 2001. Interest income increased in 2004 due to larger balances in our restricted cash and surety bond collateral accounts, and due to $700,000 of interest relating to the Colstrip Units 1 & 2 arbitration decision.

As a result of the acquisitions we completed in the spring of 2001, the Company recognized a $55.6 million deferred income tax asset in April 2001 which assumes that a portion of previously unrecognized net operating loss carryforwards will be utilized because of the projected generation of future taxable income. The deferred tax asset increased to $79.6 million as of June 30, 2004 from $75.8 million at December 31, 2003 because of temporary differences (such as accruals for pension and reclamation expense, which are not deductible for tax purposes until paid) arising during the intervening period and due to a reduction of the deferred income tax valuation allowance discussed above. Deferred tax assets are comprised of both a current and long-term portion. When taxable income is generated, the deferred tax asset relating to the Company’s net operating loss carryforwards is reduced and a deferred tax expense (non-cash) is recognized although no regular Federal income taxes are paid. The income tax benefit for the second quarter of 2004 represents current income tax obligations for State income taxes and for Federal alternative minimum tax, and the utilization of a portion of the Company’s net operating loss carryforwards, net of the impact of changes in deferred tax assets and liabilities. The deferred tax benefit of $2.3 million recognized in the second quarter of 2004 includes a $1.2 million reduction in the valuation allowance resulting from an increase in the amount of Federal net operating loss carryforwards we expect to utilize before their expiration.

Terminal Operations. Since its sale effective June 30, 2003, we no longer incur losses relating to our investment in DTA, which was $0.6 million in the second quarter of 2003. Our consolidated financial statements for 2003 reflect DTA as discontinued operations.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Coal Operations. Coal revenues increased to $164.2 million for the six months ended June 30, 2004 from $140.8 million for the six months ended June 30, 2003 primarily as a result of the Colstrip Units 1 & 2 arbitration award discussed above, as well as an increase in tons sold from 13.1 million to 14.1 million. The increase in tons sold in 2004 came from new or extended sales contracts at the Rosebud and Absaloka mines. Costs increased at the Jewett Mine due to unplanned repairs to a primary dragline, a customer outage that extended beyond its planned duration and weather related production interruptions in June. The increase in gross margin was $8.0 million.

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Six Months Ended
	June 30,
	2004	2003	Change

Revenues – thousands	$164,152	$140,775	17%

Volumes – millions of equivalent coal tons	14.123	13.060	8%

Cost of sales – thousands	$126,318	$110,967	14%

Independent Power. Our equity in earnings from the independent power projects increased to $7.1 million and in the first six months of 2004 from $8.0 million for the six months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, the ROVA projects produced 853,000 and 843,000 megawatt hours, respectively, and achieved capacity factors of 93% in 2004 and 92% in 2003. Without the $2.0 million charge for retroactive personal property tax assessments, equity in earnings would have increased by $1.1 million. The increase in 2004 was due to the scheduled outage at the ROVA I plant during 2004 lasting fewer days than in 2003. The ROVA II plant operated at a lower capacity during second quarter 2004 due to a longer scheduled outage to conduct planned repairs.

Costs and Expenses. Selling and administrative expenses were $14.7 million for the six months ended June 30, 2004 compared to $17.8 million for the six months ended June 30, 2003. The higher amount in 2003 includes compensation expense for our performance unit plan which was $200,000 in the first six months of 2004 compared to $4.2 million in 2003 as well as $720,000 of severance benefits in 2003. These savings were partially offset by increased legal fees associated with the Company’s legal contingencies, including the arbitration with the owners of Colstrip Units 1 & 2.

Heritage health benefit costs were comparable in 2004 and 2003 as a decrease in actuarially determined costs for postretirement medical plans due to the expected future benefit of the Medicare Prescription Drug Act was offset by an $800,000 negative actuarial valuation adjustment related to the Company’s Black Lung obligations.

During 2003 there was a gain of $451,000 from sales of non-strategic property rights in Colorado that were acquired as part of the coal operations acquisitions in 2001. There were no material asset sales in 2004.

Interest expense was $5.0 million for both of the six month periods ended June 30, 2004 and 2003. Interest associated with the increased debt outstanding from the Westmoreland Mining add-on facility starting in March 2004 was offset by the lower interest payments on the acquisition financing obtained during 2001. Interest income increased in 2004 due to larger balances in our restricted cash and surety bond collateral accounts, and due to $700,000 in interest relating to the Colstrip Units 1 & 2 arbitration decision.

When taxable income is generated, the deferred tax asset relating to the Company’s net operating loss carryforwards is reduced and a deferred tax expense (non-cash) is recognized although no regular Federal income taxes are paid. Current income tax expense in both 2004 and 2003 relate to obligations for State income taxes and Federal alternative minimum tax. During the first six months of 2004, the deferred tax benefit of $3.4 million includes a $2.1 million reduction in the valuation allowance resulting from an increase in the amount of Federal net operating loss carryforwards we expect to utilize before their expiration.

Terminal Operations. The Company’s share of operating losses from DTA was $973,000 in the six months ended June 30, 2003. No further operating losses should be incurred from DTA, as discussed above in the second quarter comparisons.

Other Comprehensive Income. The other comprehensive income of $303,000, net of income taxes of $202,000, recognized during the six months ended June 30, 2004 represents the change in the unrealized loss on an interest rate swap agreement on the ROVA debt caused by changes in market interest rates during the period. This compares to the other comprehensive income of $746,000, net of income taxes of $497,000, for the six months ended June 30, 2003.

RISK FACTORS

In addition to the trends and uncertainties described elsewhere in this report, we are subject to the risk factors set forth below.

Our coal mining operations are inherently subject to conditions that could affect levels of production and production costs at particular mines for varying lengths of time and could reduce our profitability.

          Our coal mining operations are all surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production and increase the cost of mining at particular mines for varying lengths of time and negatively affect our profitability. These conditions or events include:

•	unplanned equipment failures, which could interrupt production and require us to expend significant sums to repair our capital equipment, including our draglines, the large machines we use to remove the soil that overlies coal deposits;

•	geological conditions, such as variations in the quality of the coal produced from a particular seam, variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; and

•	weather conditions.

Examples of recent conditions or events of these types include the following:

•	In the first quarter of 2004, electrical components on the dragline at our Savage Mine failed. This reduced overburden removal and increased costs at that mine for a period of 10½ days while the dragline was being repaired.

•	In the first quarter of 2004, our Beulah Mine experienced sloughage, a condition in which the side of the pit partially collapses and must be stabilized before mining can continue. This limited use of the dragline at that mine for a period of 4 days while the walls of the pit were being stabilized.

•	In the second quarter of 2004 our Jewett Mine received approximately 93% more rain than normal and 313% more rain than normal in June, impeding production.

Our revenues and profitability could suffer if our customers reduce or suspend their coal purchases.

          In 2003, we sold approximately 99% of our coal under long-term contracts and about two-thirds of our coal under contracts that obligate our customers to purchase all or almost all of their coal requirements from us, or which give us the right to supply all of the plant’s coal, lignite or fuel requirements. Two of our contracts, with the owners of Colstrip Units 3&4 and with Texas Genco, L.P. for its Limestone Electric Generating Station, accounted for 34% and 24%, respectively, of our coal revenues in 2003. Interruption in the purchases by or operations of our principal customers could significantly affect our revenues and profitability. Unscheduled maintenance outages at our customers’ power plants and unseasonably moderate weather are examples of conditions that might cause our customers to reduce their purchases. Four of our five mines are dedicated to supplying customers located adjacent to or near the mines, and these mines may have difficulty identifying alternative purchasers of their coal if their existing customers suspend or terminate their purchases.

Disputes relating to our coal supply agreements could harm our financial results.

          From time to time, we may have disputes with customers under our coal supply agreements. These disputes could be associated with claims by our customers that may affect our revenue and profitability. Any dispute that resulted in litigation could cause us to pay significant legal fees, which could also affect our profitability. By way of example, we have entered into a settlement agreement with Texas Genco that addresses contract disputes through 2007, but differences may occur as to the interpretation of various contract provisions after 2007.

We are a party to numerous legal proceedings, some of which, if determined unfavorably to us, could result in significant monetary damages.

          We are a party to several legal proceedings, which are described more fully in this quarterly report on Form 10-Q in Note 7 to our Consolidated Financial Statements and in our Annual Report on Form 10-K. Adverse outcomes in some or all of the pending cases could result in substantial damages against us or harm our business.

          We own a 50% interest in the ROVA Project, which is located in Halifax County, North Carolina. Halifax County asserts that the ROVA Project owes $8.3 million in back taxes, penalties and interest. If the assessment is upheld, in addition to the amounts assessed, the ROVA Project’s future taxes could increase approximately $600,000 per year.

          We acquired the Rosebud and Jewett Mines and other assets from Entech, Inc., a subsidiary of the Montana Power Company, in April 2001. Under our agreement with Entech, the final purchase price is subject to adjustment. In June 2001, Entech proposed adjustments that would increase the purchase price by approximately $9.0 million. In July 2001, we objected to Entech’s adjustments and proposed our own adjustments, which would result in a substantial decrease in the purchase price. In June 2003, Entech and Touch America Holdings, Inc., the successor to the Montana Power Company, filed bankruptcy petitions. In March 2004, we received notice that Entech and Touch America have commenced an adversary proceeding against us in the bankruptcy court, seeking payment of approximately $8.8 million. We have filed an answer, a motion to dismiss and a claim for indemnification. The parties are briefing the issues, and we anticipate that our motion to dismiss will be heard in the third quarter of 2004. At that time, the bankruptcy court will decide how to proceed with the purchase price adjustment and indemnification claims.

We may not be able to manage our expanding operations effectively, which could impair our profitability.

          At the end of 2000, we owned one mine and employed 31 people. In the spring of 2001, we acquired the Rosebud, Jewett, Beulah and Savage Mines from Entech and Knife River Corporation, and at the end of 2003, we employed 918 people. This growth has placed significant demands on our management as well as our resources and systems. One of the principal challenges associated with our growth has been, and we believe will continue to be, our need to attract and retain highly skilled employees and managers. If we are unable to attract and retain the personnel we need to manage our increasingly large and complex operations, our ability to manage our operations effectively and to pursue our business strategy could be compromised.

Our growth and development strategy could require significant resources and may not be successful.

          We regularly seek opportunities to make additional strategic acquisitions, to expand existing businesses, to develop new operations and to enter related businesses. We may not be able to identify suitable acquisition candidates or development opportunities, or complete any acquisition or project, on terms that are favorable to us. Acquisitions, investments and other growth projects involve risks that could harm our operating results, including difficulties in integrating acquired and new operations, diversions of management resources, debt incurred in financing such activities and unanticipated problems and liabilities. We anticipate that we would finance acquisitions and development activities by using our existing capital resources, borrowing under existing bank credit facilities, issuing equity securities or incurring additional indebtedness. We may not have sufficient available capital resources or access to additional capital to execute potential acquisitions or take advantage of development opportunities.

Our expenditures for postretirement medical and life insurance benefits could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.

          We provide various postretirement medical and life insurance benefits to current and former employees and their dependents. We estimate the amounts of these obligations based on assumptions described in our Annual Report on Form 10-K. We accrue amounts for these obligations, which are unfunded, and we pay as costs are incurred. If our assumptions change, the amount of our obligations could increase, and if our assumptions are inaccurate, we could be required to expend greater amounts than we anticipate. We estimate that our gross obligation for postretirement medical and life insurance benefits was $237.6 million at December 31, 2003. We had an accrued liability for postretirement medical and life insurance benefits of $127.2 million at December 31, 2003, and we will accrue an additional $110.4 million over the next ten years, as permitted by Statement of Financial Accounting Standards No. 106. We regularly revise our estimates, and the amount of our accrued obligations is subject to change.

We have a significant amount of debt, which imposes restrictions on us and may limit our flexibility, and a decline in our operating performance may materially affect our ability to meet our future financial commitments and liquidity needs.

          As of June 30, 2004, our total indebtedness was approximately $115.3 million, which included Westmoreland Mining’s obligations under its term loan agreement, including the “add-on” facility described in our Annual Report on Form 10-K. Westmoreland Mining will borrow an additional $14.6 million under the add-on facility in the fourth quarter of 2004, and we may incur additional indebtedness in the future, including indebtedness under our two existing revolving credit facilities.

          Westmoreland Mining’s term loan agreement restricts its ability to distribute cash to Westmoreland Coal Company through 2008 and limits the types of transactions that Westmoreland Mining and its subsidiaries can engage in with Westmoreland Coal Company and our other subsidiaries. Westmoreland Mining executed the term loan agreement in 2001 and used the proceeds to finance its acquisition of the Rosebud, Jewett, Beulah and Savage Mines. The final payment on this indebtedness, which we call Westmoreland Mining’s acquisition debt, is in the amount of $30 million and is due on December 31, 2008. After payment of principal and interest, 25% of Westmoreland Mining’s surplus cash flow is dedicated to an account that is expected to fund this final payment. Westmoreland Mining has pledged or mortgaged substantially all of its assets and the assets of the Rosebud, Jewett, Beulah and Savage Mines, and we have pledged all of our member interests in Westmoreland Mining, as security for Westmoreland Mining’s indebtedness. In addition, Westmoreland Mining must comply with financial ratios and other covenants specified in the agreements with its lenders. Failure to comply with these ratios and covenants or to make regular payments of principal and interest could result in an event of default.

          A substantial portion of our cash flow must be used to pay principal of and interest on our indebtedness and is not available to fund working capital, capital expenditures or other general corporate uses. In addition, the degree to which we are leveraged could have other important consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures or other general corporate requirements; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and in the industry.

          If our or Westmoreland Mining’s operating performance declines, or if we or Westmoreland Mining do not have sufficient cash flows and capital resources to meet our debt service obligations, we or Westmoreland Mining may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. If Westmoreland Mining were to default on its debt service obligations, a note holder may be able to foreclose on assets that are important to our business.

If the cost of obtaining new reclamation bonds and renewing existing reclamation bonds continues to increase, our profitability could be reduced.

          Federal and state laws require that we provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis and have become increasingly expensive. Bonding companies are requiring that applicants collateralize a portion of their obligations to the bonding company. In 2003, we paid approximately $2.2 million in premiums for reclamation bonds and posted approximately $1.5 million in collateral, in addition to the collateral that we had previously posted, for those bonds. Any capital that we provide to collateralize our obligations to our bonding companies is not available to support our other business activities. If the cost of our reclamation bonds continues to increase, our profitability could be reduced.

Our financial position could be adversely affected if we fail to maintain our Coal Act bonds.

          The Coal Act established the 1992 UMWA Benefit Plan, or 1992 Plan. We are required to secure three years of our obligations to that plan by posting a surety bond or a letter of credit or collateralizing our obligations with cash. We presently secure these obligations with two bonds, one in an amount of approximately $21.3 million and one in an amount of approximately $5.0 million. In December 2003, the issuer of our $21.3 million bond indicated a desire to exit the business of bonding Coal Act obligations. In February 2004, this company renewed our Coal Act bond. Although we believe that the issuer of this bond must continue to renew the bond so long as we do not default on our obligations to the 1992 Plan, there can be no assurance that the issuer of this bond will not attempt to cancel the bond. If either of the companies that issue our Coal Act bonds were to cancel or fail to renew our bonds, we may be required to post another bond or secure our obligations with a letter of credit or cash. At this time, we are not aware of any other company that would provide a surety bond to secure obligations under the Coal Act. We do not believe that we could now obtain a letter of credit without collateralizing that letter of credit in full with cash. Any capital that we might provide to collateralize such a letter of credit or secure our obligations under the Coal Act would not be available to support our other business activities.

Our insurance costs may increase, which could increase our expenses and reduce our profitability.

          Our insurance costs increased from July 2002 through June 2004, and we believe that insurance costs have generally increased throughout the mining industry. We have been able to address a portion of these costs by organizing Westmoreland Risk Management Ltd., our insurance subsidiary, and retaining a portion of the risk associated with our operations. However, Westmoreland Risk Management has limited capacity. Our insurance costs may increase in the future, and any such increase would increase our expenses and thereby reduce our profitability.

We face competition for sales to new and existing customers, and the loss of sales or a reduction in the prices we receive under new or renewed contracts would lower our revenues and could reduce our profitability.

          Approximately one-third of the coal tonnage that we will produce in 2004 will be sold under long-term contracts to power plants that take delivery of our coal from common carrier railroads. All of the Absaloka Mine’s sales are delivered by rail and about 20% of the Rosebud Mine’s and Beulah Mine’s sales are delivered by rail. Contracts covering 90% of those rail tons are scheduled to expire between December 2006 and December 2008. As a general matter, plants that take coal by rail can buy their coal from many different suppliers. We will face significant competition, primarily from mines in the Southern Powder River Basin of Wyoming, to renew our long-term contracts with our rail-served customers, and for contracts with new rail-served customers. Many of our competitors are larger and better capitalized than we are and have coal with a lower sulfur and ash content than our coal. As a result, our competitors may be able to adopt more aggressive pricing policies for their coal supply contracts than we can. If our existing customers fail to renew their existing contracts with us on terms that are at least equivalent to those in effect today, or if we are unable to replace our existing contracts with contracts of equal size and profitability from new customers, our revenues and profitability would be reduced.

          Approximately two-thirds of the coal tonnage that we will sell in 2004 will be delivered under long-term contracts to power plants located adjacent to our mines. We will face somewhat less competition to renew these contracts upon their expiration, both because of the transportation advantage we enjoy by being located adjacent to these customers and because most of these customers would be required to invest additional capital to obtain rail access to alternative sources of coal. Our Jewett Mine is an exception because our customer has already built rail unloading and associated facilities that are being used to take coal from the Southern Powder River Basin to the extent permitted under our contract with that customer.

Stricter environmental regulations, including the EPA's proposed rule relating to mercury, could reduce the demand for coal as a fuel source and cause the volume of our sales to decline.

          Coal contains impurities, including sulfur, mercury, nitrogen and other elements or compounds, many of which are released into the air when coal is burned. Stricter environmental regulation of emissions from coal-fired electric generating plants could increase the costs of using coal, thereby reducing demand for coal as a fuel source generally, and could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. The U.S. Environmental Protection Agency, or EPA, has proposed regulations that could increase the costs of operating coal-fired power plants, including the ROVA Project. Because different types of coal vary in their chemical composition and combustion characteristics, the proposed regulations could also alter the relative competitiveness among coal suppliers and coal types. Depending on the final forms of these rules, any or all of our mines could be disadvantaged, and notwithstanding our coal supply contracts we could lose all or a portion of our sales volumes and face increased pressure to reduce the price for our coal, thereby reducing our revenues, our profitability and the value of our coal reserves.

          On January 30, 2004, the EPA issued the Proposed National Emission Standards for Hazardous Air Pollutants, or Mercury Rule, which proposes to regulate emissions of mercury by electric generating units, or EGUs. The EPA issued a Supplemental Proposed Rule on March 16, 2004. These proposals contain three alternative methods for regulating emissions of mercury, including two alternatives that would establish standards of performance and cap-and-trade programs, and one alternative that would require EGUs to meet an emissions limit that is based on the installation of controls known as “maximum achievable control technologies,” or MACT. The MACT alternative would limit the amount of mercury that could be emitted from lignite-burning EGUs to 9.2 pounds of mercury for every trillion Btu those units produce, commencing as early as 2007. Mercury emissions from the Limestone Station, which burns lignite produced by our Jewett Mine, are higher than this level, and mercury emissions from the Coyote Station, which burns lignite produced by our Beulah Mine, may be higher than this level. According to the EPA, there are neither precombustion techniques nor proven technologies that are currently commercially available for reducing mercury emissions from lignite-burning EGUs to 9.2 pounds of mercury per trillion Btu produced, and there is also currently no proven technology for accurately measuring the mercury content in emissions. If the EPA were to adopt a version of the Mercury Rule that limits emissions of mercury to 9.2 pounds for every trillion Btu produced from lignite-burning plants, then sales from the Jewett Mine or Beulah Mine could be significantly reduced or eliminated and if the EPA were to adopt any version of the Mercury Rule, we could face increased pressure to reduce the price for our lignite to help defray the cost of complying with the regulations. The EPA has received a very large number of comments on the proposed rule. It expects to adopt some version of the Mercury Rule by March 15, 2005.

New legislation or regulations in the United States aimed at limiting emissions of greenhouse gases could increase the cost of using coal or restrict the use of coal, which could reduce demand for our coal, cause our profitability to suffer and reduce the value of our assets.

          A variety of international and domestic environmental initiatives are currently aimed at reducing emissions of greenhouse gases, such as carbon dioxide, which is emitted when coal is burned. If these initiatives were to be successful, the cost to our customers of using coal could increase, or the use of coal could be restricted. This could cause the demand for our coal to decrease or the price we receive for our coal to fall, and the demand for coal generally might diminish. Restrictions on the use of coal or increases in the cost of burning coal could cause us to lose sales and revenues, cause our profitability to decline or reduce the value of our coal reserves.

Demand for our coal could also be reduced by environmental regulations at the state level.

          Environmental regulations by the states in which our mines are located, or in which the generating plants they supply operate, may negatively affect demand for coal in general or for our coal in particular. For example, Texas has passed regulations requiring all fossil fuel-fired generating facilities in the state to reduce nitrogen oxide emissions beginning in May 2003. In January 2004, we entered into a supplemental settlement agreement with Texas Genco pursuant to which the Limestone Station must purchase a specified volume of lignite from the Jewett Mine. In order to burn this lignite without violating the Texas nitrogen oxide regulations, the Limestone Station is blending our lignite with coal, produced by others in the Southern Powder River Basin, and using emissions credits. Considerations involving the Texas nitrogen oxide regulations might affect the demand for lignite from the Jewett Mine in the period after 2007, which is the last year covered by the supplemental settlement agreement. Texas Genco might claim that it is less expensive for the Limestone Station to comply with the Texas nitrogen oxide regulations by switching to a blend that contains relatively more coal from the Southern Powder River Basin and relatively less of our lignite. Other states are evaluating various legislative and regulatory strategies for improving air quality and reducing emissions from electric generating units. Passage of other state-specific environmental laws could reduce the demand for our coal.

We have significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, or if we are required to honor reclamation obligations that have been assumed by our customers, we could be required to expend greater amounts than we currently anticipate, which could affect our profitability in future periods.

          We are responsible under federal and state regulations for the ultimate reclamation of the mines we operate. In some cases, our customers have assumed these liabilities by contract and have posted bonds or have funded escrows to secure their obligations. We estimate our future liabilities for reclamation and other mine-closing costs from time to time based on a variety of assumptions. If our assumptions are incorrect, we could be required in future periods to spend more on reclamation and mine-closing activities than we currently estimate, which could harm our profitability. Likewise, if our customers default on the unfunded portion of their contractual obligations to pay for reclamation, we could be forced to make these expenditures ourselves and the cost of reclamation could exceed any amount we might recover in litigation, which would also increase our costs and reduce our profitability.

          We estimate that our gross reclamation and mine-closing liabilities, which are based upon permit requirements and our experience, were $307 million (with a present value of $123 million) at December 31, 2003. Of these liabilities, our customers have assumed a gross aggregate of $184 million and have secured a portion of these obligations by posting bonds in the amount of $50 million and funding reclamation escrow accounts that currently hold approximately $54 million, in each case at December 31, 2003. We estimate that our gross obligation for final reclamation that is not the contractual responsibility of others was $123 million at December 31, 2003, and that the present value of our net obligation for final reclamation that is not the contractual responsibility of others was $45.2 million at December 31, 2003.

Our profitability could be affected by unscheduled outages at the power plants we supply or own or if the scheduled maintenance outages at the power plants we supply or own last longer than anticipated.

          Scheduled and unscheduled outages at the power plants that we supply could reduce our coal sales and revenues, because any such plant would not use coal while it was undergoing maintenance. We cannot anticipate if or when unscheduled outages may occur.

          Our profitability could be affected by unscheduled outages at the ROVA Project or if scheduled outages at the ROVA Project last longer than we anticipate. For example, the ROVA I unit is currently scheduled to be out of service for 30 days for major maintenance in the fourth quarter of 2004. The ROVA Project’s contract with Dominion Virginia Power is structured so that our revenues will not be adversely affected by a 30-day outage for major maintenance at ROVA I this year. However, if that maintenance uncovers matters beyond those anticipated, the outage may be prolonged beyond the 30-day period, which would reduce the ROVA Project’s profitability and our revenues. In addition, if the maintenance uncovers a matter that must be remedied or repaired, the cost of those repairs would also adversely affect the ROVA Project’s profitability.

Increases in the cost of the fuel, electricity and materials we use to operate our mines could affect our profitability.

          Under several of our existing coal supply agreements, our mines bear the cost of the diesel fuel, lubricants and other petroleum products, electricity, and other materials and supplies necessary to operate their draglines and other mobile equipment. The prices of many of these commodities have increased in the last year, and continued escalation of these costs would hurt our profitability.

If we experience unanticipated increases in the capital expenditures we expect to make over the next several years, our profitability could suffer.

          Over the next several years, we anticipate making significant capital expenditures, principally at the Rosebud and Jewett Mines, in order to add to and refurbish our machinery and equipment and prepare new areas for mining. We also expect to begin implementing a new enterprise resource planning system in late 2004, with full deployment scheduled for 2005. The costs of any of these expenditures could exceed our expectations, which could reduce our profitability and divert our capital resources from other uses.

Our ability to operate effectively and achieve our strategic goals could be impaired if we lose key personnel.

          Our future success is substantially dependent upon the continued service of our key senior management personnel, particularly Christopher K. Seglem, our Chairman of the Board, President and Chief Executive Officer. We do not have key-person life insurance policies on Mr. Seglem or any other employees. The loss of the services of any of our executive officers or other key employees could make it more difficult for us to pursue our business goals.

Provisions of our certificate of incorporation, bylaws and Delaware law, and our stockholder rights plan, may have anti-takeover effects that could prevent a change of control of our company that you may consider favorable, and the market price of our common stock may be lower as a result.

Provisions in our certificate of incorporation and bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our bylaws impose various procedural and other requirements that could make it more difficult for stockholders to affect some types of corporate actions. In addition, a change of control of our Company may be delayed or deterred as a result of our stockholder rights plan, which was initially adopted by our Board of Directors in early 1993 and amended and restated in February 2003. Our ability to issue preferred stock in the future may influence the willingness of an investor to seek to acquire our company. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control of Westmoreland.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

The Company, through its subsidiaries Westmoreland Resources, Inc. and Westmoreland Mining LLC, produces and sells coal to third parties from coal mining operations in Montana, Texas and North Dakota, and through its subsidiary, Westmoreland Energy, LLC, produces and sells electricity and steam to third parties from its independent power projects located in North Carolina and Colorado. Nearly all of the Company’s coal production and all of its electricity and steam production are sold through long-term contracts with customers. These long-term contracts serve to minimize the Company’s exposure to changes in commodity prices although some of the Company’s contracts are adjusted periodically based upon market prices. The Company has not entered into derivative contracts to manage its exposure to changes in commodity prices, and was not a party to any such contracts at June 30, 2004.

Interest Rate Risk

The Company and its subsidiaries are subject to interest rate risk on its debt obligations. Long-term debt obligations have fixed interest rates, and the Company’s revolving lines of credit have a variable rate of interest indexed to either the prime rate or LIBOR. Based on the balances outstanding as of June 30, 2004, a one percent change in the prime interest rate or LIBOR would increase or decrease interest expense by $80,000 on an annual basis. The Company’s heritage health benefit costs are also impacted by interest rate changes because its pension, pneumoconiosis and post-retirement medical benefit obligations are recorded on a discounted basis.

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

ITEM 2
CHANGES IN SECURITIES, USE OF PROCEEDS
AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 9, 2002, the Board of Directors authorized the repurchase of up to 83,483 depositary shares on the open market or in privately negotiated transactions with institutional and accredited investors between August 9, 2002 and the end of 2004. The timing and amount of depositary shares repurchased will be determined by the Company’s management based on its evaluation of the Company’s capital resources, the price of the depositary shares offered to the Company and other factors. The Company will convert any acquired depositary shares into shares of Series A Convertible Exchangeable Preferred Stock and retire the preferred shares. The Company will fund the repurchase program from working capital. Since the commencement of the depositary share purchase program, the Company has purchased a total of 14,500 depositary shares for an aggregate consideration of $457,000. The Company has not purchased any depositary shares since the second quarter of 2003.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

See Note 4 “Capital Stock” to the Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Shareholders was held on May 20, 2004. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Two proposals were voted upon at the meeting.

The first proposal was the election by the holders of Common Stock of seven members of the Board of Directors. The tabulation of the votes cast with respect to each of the nominees for election as a Director is set forth as follows:

Name	Votes For	Votes Withheld

Pemberton Hutchinson	7,504,453	125,688
Thomas W. Ostrander	7,479,788	150,353
Christopher K. Seglem	7,505,247	124,894
Thomas J. Coffey	7,475,867	154,274
Robert E. Killen	7,512,433	117,708
James W. Sight	7,494,335	135,806
Donald A. Tortorice	7,493,766	136,375

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

Name	Votes For	Votes Withheld

Michael Armstrong	788,254	19,219
William M. Stern	788,254	19,219

Messrs. Armstrong and Stern were elected.

There were no abstentions or broker non-votes.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Certifications pursuant to 18 U.S.C. Section 1350.

b)	Reports on Form 8-K

(1)	On April 30, 2004, the Company filed a report on Form 8-K announcing its Board of Directors authorized a dividend of $0.20 per depositary share payable on July 1, 2004 to holders of record as of June 10, 2004.

(2)	On May 25, 2004, the Company filed a report on Form 8-K announcing that its subsidiary, Western Energy Company, which owns and operates the Rosebud Mine in Colstrip, Montana, had received a favorable decision in the arbitration with the owners of the Colstrip Electric Generating Station Units 1 & 2.

(3)	On June 30, 2004, the Company filed a report on Form 8-K regarding execution on June 29, 2004 of the Third Amendment effective June 24, 2004 to the Loan Agreement dated December 14, 2001 with First Interstate Bank, a Montana Corporation. The amendment further extends the maturity date of the revolving loan to June 30, 2006 and increases the Revolving Line of Credit from $10 million to $14 million.

(4)	On August 3, 2004, the Company filed a report on Form 8-K announcing its Board of Directors authorized a dividend of $0.25 per depositary share payable on October 1, 2004 to holders of record as of September 10, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: August 9, 2004	/s/ Ronald H. Beck
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2004	/s/ Christopher K. Seglem
Name:	Christopher K. Seglem
Title:	Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Ronald H. Beck, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Westmoreland Coal Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	[Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2004	/s/ Ronald H. Beck
Name:	Ronald H. Beck
Title:	Vice President-Finance and Treasurer Acting Chief Financial Officer

Exhibit 32

STATEMENT PURSUANT TO 18 U.S.C. § 1350

Pursuant to 18 U.S.C. § 1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Westmoreland Coal Company.

Dated: August 9, 2004	/s/ Christopher K. Seglem
Christopher K. Seglem
Chief Executive Officer

Dated: August 9, 2004	/s/ Ronald H. Beck
Ronald H. Beck
Acting Chief Financial Officer