Form 10-Q/A
period 2004-03-31
WESTMORELAND COAL CO
filed 2004-09-24
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

PART I - FINANCIAL INFORMATION

ITEM 4
CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Certifications pursuant to 18 U.S.C. Section 1350 (previously filed).

b)	Reports on Form 8-K

(1)	On February 9, 2004, the Company filed a report on Form 8-K announcing its subsidiary, Northwestern Resources Co. has reached agreement with Texas Genco, its customer establishing pricing and volumes for the Jewett Mine through 2007.

(2)	On February 17, 2004, the Company filed a report on Form 8-K announcing its 80% owned subsidiary, Westmoreland Resources, Inc., which owns and operates the Absaloka Mine near Hardin, Montana, has reached agreement with the Crow Tribe to explore and develop a Northern Powder River Basin coal reserve located on the Crow Reservation immediately adjacent to the Absaloka mine.

(3)	On February 27, 2004, the Company filed a report on Form 8-K announcing its Board of Directors authorized a dividend of $0.20 per depositary share payable on April 1, 2004 to holders of record as of March 8, 2004.

(4)	On March 10, 2004, the Company filed a report on Form 8-K regarding execution on March 8, 2004 of the Third Amendment to Term Loan Agreement dated April 22, 2001 and Third Amendment of the Credit Agreement.

(5)	On March 11, 2004, the Company filed a report on Form 8-K announcing that it has reached agreement with the 1974 United Mine Workers of America Retirement Plan to settle the Company's withdrawal obligations resulting from the termination of its last covered operations in the Eastern United States in 1995.

(6)	On April 30, 2004, the Company filed a report on Form 8-K announcing its Board of Directors authorized a dividend of $0.20 per depositary share payable on July 1, 2004 to holders of record as of June 10, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: September 24, 2004	/s/ Ronald H. Beck
Ronald H. Beck
Vice President - Finance and
Treasurer
(A Duly Authorized Officer)

/s/ Thomas S. Barta
Thomas S. Barta
Controller
(Principal Accounting Officer)

Exhibit 31

CERTIFICATION

I, Christopher K. Seglem, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Westmoreland Coal Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 24, 2004	/s/ Christopher K. Seglem
Name:	Christopher K. Seglem
Title:	Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Ronald H. Beck, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Westmoreland Coal Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 24, 2004	/s/ Ronald H. Beck
Name:	Ronald H. Beck
Title:	Vice President-Finance and Treasurer Acting Chief Financial Officer