Form 10-Q
period 2004-09-30
WESTMORELAND COAL CO
filed 2004-11-09
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2004: Common stock, $2.50 par value: 8,157,725

PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries Consolidated Balance Sheets

	(Unaudited)
	September 30, 2004	December 31, 2003

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$11,392	$9,267
Receivables:
Trade	27,777	23,336
Other	3,459	5,543

	31,236	28,879
Inventories	14,511	14,289
Deferred overburden removal costs	10,499	9,559
Restricted cash	9,722	8,751
Deferred income taxes	14,227	12,921
Other current assets	6,297	4,468

Total current assets	97,884	88,134

Property, plant and equipment:
Land and mineral rights	20,816	20,740
Capitalized asset retirement cost	104,036	104,036
Plant and equipment	105,161	93,880

	230,013	218,656
Less accumulated depreciation, depletion and amortization	78,168	67,307

Net property, plant and equipment	151,845	151,349

Deferred income taxes	67,379	62,866
Investment in independent power projects	48,117	38,487
Excess of trust assets over pneumoconiosis benefit obligation	5,185	6,234
Restricted cash and bond collateral	22,354	16,218
Advanced coal royalties	3,318	4,013
Deferred overburden removal costs	4,314	3,095
Reclamation deposits	54,753	52,786
Contractual third party reclamation obligations	24,396	23,065
Other assets	12,416	11,590

Total Assets	$491,961	$457,837

See accompanying Notes to Consolidated Financial Statements.		(Continued)

Westmoreland Coal Company and Subsidiaries Consolidated Balance Sheets (Continued)

	(Unaudited)
	September 30, 2004	December 31, 2003

	(in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$13,819	$11,595
Accounts payable and accrued expenses:
Trade	27,497	26,559
Income taxes	304	-
Production taxes	19,913	16,127
Workers' compensation	1,632	2,016
Postretirement medical costs	16,499	20,275
1974 UMWA Pension Plan obligations	-	250
Asset retirement obligations	5,116	5,757

Total current liabilities	84,780	82,579

Long-term debt, less current installments	93,673	81,874
Accrual for workers' compensation, less current portion	6,536	7,462

Accrual for postretirement medical costs, less current portion	116,790	110,493
Accrual for pension and SERP costs	9,055	9,008
Asset retirement obligations, less current portion	120,739	117,586
Other liabilities	11,456	11,269
Minority interest	4,527	4,296

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 205,083 shares at
September 30, 2004 and at December 31, 2003	205	205
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 8,153,490 shares at
September 30, 2004 and 7,957,166 shares
at December 31, 2003	20,383	19,893
Other paid-in capital	75,013	72,825
Accumulated other comprehensive loss	(4,542)	(4,948)
Accumulated deficit	(46,654)	(54,705)

Total shareholders' equity	44,405	33,270

Total Liabilities and Shareholders' Equity	$491,961	$457,837

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statements of Operations

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(in thousands except per share data)
Revenues:
Coal	$78,826	$78,769	$242,978	$219,544
Independent power projects – equity in earnings	5,270	4,522	12,356	12,486

	84,096	83,291	255,334	232,030

Costs and expenses:
Cost of sales – coal	63,624	59,960	189,942	170,927
Depreciation, depletion and amortization	4,018	3,442	11,439	9,362
Selling and administrative	7,743	7,450	22,420	25,289
Heritage health benefit costs	7,247	13,096	22,156	28,181
Loss (gain) on sales of assets	(74)	77	(55)	(374)

	82,558	84,025	245,902	233,385

Operating income (loss) from continuing operations	1,538	(734)	9,432	(1,355)

Other income (expense):
Interest expense	(2,483)	(2,616)	(7,521)	(7,640)
Interest income	674	423	2,995	1,443
Minority interest	(288)	(129)	(891)	(469)
Other income	104	108	187	737

	(1,993)	(2,214)	(5,230)	(5,929)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(455)	(2,948)	4,202	(7,284)
Income tax benefit from continuing operations	1,678	4,229	4,382	8,598

Net income from continuing operations before cumulative effect of change in accounting principle	1,223	1,281	8,584	1,314
Discontinued operations:
Loss from operations of discontinued terminal segment	-	(15)	-	(988)
Gain on sale of discontinued terminal segment	-	-	-	4,509
Income tax benefit (expense)	-	6	-	(1,408)

Income (loss) from discontinued operations	-	(9)	-	2,113

Net income before cumulative effect of change in accounting principle	1,223	1,272	8,584	3,427
Cumulative effect of change in accounting principle, net of income tax expense of $108	-	-	-	161

Net income	1,223	1,272	8,584	3,588
Less preferred stock dividend requirements	(436)	(436)	(1,308)	(1,316)

Net income applicable to common shareholders	$787	$836	$7,276	$2,272

See accompanying Notes to Consolidated Financial Statements.				(Continued)

Westmoreland Coal Company and Subsidiaries Consolidated Statements of Operations (Continued)

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(in thousands except per share data)

Net income per share applicable to common
shareholders before cumulative effect of change in accounting principle:
Basic	$.10	$.11	$.90	$.27
Diluted	$.09	$.10	$.84	$.25
Net income per share applicable to common shareholders from cumulative effect of change in accounting principle:
Basic and diluted	$-	$-	$-	$.02

Net income per share applicable to common shareholders:
Basic	$.10	$.11	$.90	$.29
Diluted	$.09	$.10	$.84	$.27

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Net income applicable to common shareholders		$836		$2,111
Net income per share applicable to common shareholders:
Basic		$.11		$.27
Diluted		$.10		$.25

Weighted average number of common shares outstanding:
Basic	8,141	7,805	8,078	7,766
Diluted	8,710	8,378	8,611	8,311

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statement of Shareholders’ Equity and Comprehensive Income Nine Months Ended September 30, 2004 (Unaudited)

	Class A Convertible Exchangeable Preferred Stock	Common Stock	Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity

	(in thousands except share data)
Balance at December 31, 2003 (205,083 preferred shares and 7,957,166 common shares outstanding)	$ 205	$ 19,893	$ 72,825	$ (4,948)	$ (54,705)	$ 33,270
Common stock issued as
compensation (65,024 shares)	-	162	1,064	-	-	1,226
Common stock options exercised
(131,300 shares)	-	328	534	-	-	862
Dividends declared	-	-	-	-	(533)	(533)
Tax benefit of stock option
exercises	-	-	590	-	-	590
Net income	-	-	-	-	8,584	8,584
Net unrealized change in interest
rate swap agreement, net of
tax expense of $271,000	-	-	-	406	-	406

Comprehensive income						8,990

Balance at September 30, 2004
(205,083 preferred shares and
8,153,490 common shares
outstanding)	$ 205	$ 20,383	$ 75,013	$ (4,542)	$ (46,654)	$ 44,405

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statements of Cash Flows

	(Unaudited)
Nine Months Ended September 30,	2004	2003

	(in thousands)
Cash flows from operating activities:
Net income	$8,584	$3,588
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from independent power projects	(12,356)	(12,486)
Cash distributions from independent power projects	3,133	11,047
Deferred income tax benefit	(5,229)	(8,096)
Depreciation, depletion and amortization	11,439	9,362
Stock compensation expense	1,226	1,451
Gain on sales of assets	(55)	(4,883)
Minority interest	891	469
Cumulative effect of change in accounting principle	-	(269)
Net change in operating assets and liabilities	3,043	19,967

Net cash provided by operating activities	10,676	20,150

Cash flows from investing activities:
Additions to property, plant and equipment	(11,703)	(11,173)
Change in restricted cash and bond collateral	(9,074)	(7,123)
Net proceeds from sales of assets	262	6,675

Net cash used in investing activities	(20,515)	(11,621)

Cash flows from financing activities:
Net borrowings (repayment) under revolving lines of credit	1,500	(2,000)
Proceeds from long-term debt, net of debt issuance costs	19,616	4,561
Repayment of long-term debt	(8,821)	(5,935)
Dividends paid to shareholders of subsidiary	(660)	(450)
Dividends on preferred shares	(533)	(411)
Repurchase of preferred shares	-	(213)
Exercise of stock options	862	15

Net cash provided by (used in) financing activities	11,964	(4,433)

Net increase in cash and cash equivalents	2,125	4,096
Cash and cash equivalents, beginning of period	9,267	9,845

Cash and cash equivalents, end of period	$11,392	$13,941

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,235	$7,369
Income taxes	$528	$976

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

2.     LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding at September 30, 2004 and December 31, 2003 under the Company’s lines of credit and long-term debt were:

	September 30, 2004	December 31, 2003

	(in thousands)
WML revolving line of credit with PNC Bank	$2,000	$-
WML term debt	101,150	88,500
Corporate revolving line of credit	-	500
Other term debt	4,342	4,469

Total debt outstanding	107,492	93,469
Less current portion	(13,819)	(11,595)

Total long-term debt outstanding	$93,673	$81,874

Effective June 24, 2004, the Company executed the Third Amendment to its corporate revolving line of credit with First Interstate Bank. The expiration date was extended from January 24, 2005 to June 30, 2006 and the amount available was increased from $10 million to $14 million. Interest is payable monthly at the bank’s prime rate plus 1%. Other terms and financial ratios remained the same.

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

On March 8, 2004, WML amended its term loan agreement in order to borrow an additional $35 million in $20.4 million Series C Notes and $14.6 million Series D Notes. The Series C Notes were drawn immediately and the Series D Notes must be drawn no later than December 31, 2004. Interest is payable quarterly beginning March 31, 2004 for the Series C Notes and December 31, 2004 for the Series D Notes. Principal is payable quarterly beginning March 31, 2009; the Series C Notes and Series D Notes must be paid in full by December 31, 2011. The Series C Notes bear interest at a fixed rate of 6.85%, and the Series D Notes have a variable rate based upon LIBOR plus 2.90%. The Series C Notes and Series D Notes are secured by the assets of WML and are subject to the same covenants and financial ratios, as amended, as the Series A and B Notes.

Pursuant to the WML term loan agreement, WML is required to maintain debt service reserve and long-term prepayment accounts. As of September 30, 2004, there was a total of $9.7 million in the debt service reserve account, which could be used for principal and interest payments, and $12.0 million in the long-term prepayment account, which account will be used to fund a $30.0 million payment due December 31, 2008 for the Series B Notes. Those funds have been classified as restricted cash on the consolidated balance sheet.

The maturities of all long-term debt, excluding revolving credit facilities, outstanding at September 30, 2004 are:

In thousands

October – December 2004	$2,849
2005	11,831
2006	12,170
2007	14,800
2008	45,155
Thereafter	20,687

$107,492

3.     PENSION AND POSTRETIREMENT MEDICAL BENEFITS

The Company provides pension and postretirement medical and life insurance benefits to qualifying full-time employees and retired employees and their dependents, the majority of which benefits are mandated by the Federal Coal Act of 1992. The Company incurred costs of providing these benefits during the nine-month periods ended September 30, 2004 and 2003 as follows:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	2004	2003	2004	2003

	(in thousands)
Service cost	$1,848	$1,771	$397	$334
Interest cost	2,478	1,738	11,642	11,699
Expected return on plan assets	(2,079)	(2,177)	-	-
Amortzation of deferred items	675	770	6,563	6,435

Net periodic pension cost	$2,922	$2,102	$18,602	$18,468

The Company expects to contribute no less than $3.4 million to its pension plans for pension benefits during 2004. Of that amount, $3.0 million was contributed in the third quarter.

4.     CAPITAL STOCK

The Company issued Series A Convertible Exchangeable Preferred Stock (“Series A Preferred Stock”) in July 1992. Each share of Series A Preferred Stock is comprised of four depositary shares. Preferred stock dividends accumulate quarterly at a rate of $2.125 per preferred share or $0.53 per depositary share. Partial dividends have been declared and paid since October 1, 2002, including a dividend of $0.25 per depositary share paid on October 1, 2004. A dividend of $0.25 per depositary share was declared on November 2, 2004, payable January 1, 2005. The quarterly dividends which are accumulated but unpaid through and including October 1, 2004 amount to $16.1 million in the aggregate ($78.59 per preferred share or $19.65 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

Incentive Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma effect on net income and net income per share as if the compensation cost for the Company’s fixed-plan stock options had been determined based on the fair value at the grant dates consistent with SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(in thousands, except per share data)
Net income applicable to common shareholders:
As reported	$787	$836	$7,276	$2,272
Pro forma	$634	$606	$6,700	$1,899

Net income per share applicable to common shareholders:
As reported, basic	$.10	$.11	$.90	$.29
Pro forma, basic	$.08	$.08	$.83	$.24
As reported, diluted	$.09	$.10	$.84	$.27
Pro forma, diluted	$.07	$.07	$.78	$.23

Earnings per Share

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(in thousands)
Number of shares of common stock:
Basic	8,141	7,805	8,078	7,766
Effect of dilutive option shares	569	573	533	545

Diluted	8,710	8,378	8,611	8,311

Number of shares not included in diluted EPS
that would have been antidilutive because
exercise price of options was greater than the
average market price of the common shares	-	204	-	284

5.     INCOME TAXES

Income tax (expense) benefit attributable to income (loss) before income taxes consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

	(in thousands)
Current:
Federal	$(110)	$(100)	$(444)	$(330)
State	(82)	(178)	(403)	(684)

	(192)	(278)	(847)	(1,014)

Deferred:
Federal	1,725	3,880	4,895	6,961
State	145	633	334	1,135

	1,870	4,513	5,229	8,096

Income tax benefit (expense)	$1,678	$4,235	$4,382	$7,082

The deferred income tax benefit recorded for the three months and nine months ended September 30, 2004 included a benefit of $0.9 million and $3.0 million, respectively, due to a reduction in the deferred income tax asset valuation allowance as a result of an increase in the amount of Federal net operating loss carryforwards expected to be used by the Company prior to their expiration through 2023. The nine-month increase in the expected amount of Federal net operating losses to be used in the future is primarily a result of the final price arbitration for the Colstrip Units 1 & 2 contract at the Rosebud Mine. The deferred income tax benefit recorded for the three months and nine months ended September 30, 2003 included a benefit of $2.3 million and $2.9 million, respectively, due to a reduction in the deferred income tax valuation allowance.

6.     BUSINESS SEGMENT INFORMATION

The Company’s operations have been classified into two segments: coal and independent power. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The independent power segment includes the ownership of interests in non-regulated independent power plants in North Carolina and Colorado. The “Corporate” classification noted in the tables represents all costs not otherwise classified, including corporate office charges, heritage health benefit costs and business development expenses. Summarized financial information by segment for the quarters and nine months ended September 30, 2004 and 2003 is as follows:

Quarter ended September 30, 2004

	Coal	Independent Power	Corporate	Total

	(in thousands)
Revenues:
Coal	$78,826	$-	$-	$78,826

Equity in earnings	-	5,270	-	5,270

	78,826	5,270	-	84,096

Costs and expenses:
Cost of sales – coal	63,624	-	-	63,624

Depreciation, depletion and amortization	3,980	4	34	4,018
Selling and administrative	4,868	184	2,691	7,743

Heritage health benefit costs	-	-	7,247	7,247
Gain on sales of assets	(74)	-	-	(74)

Operating income (loss) from continuing operations	$6,428	$5,082	$(9,972)	$1,538

Capital expenditures	$5,831	$19	$128	$5,978

Property, plant and equipment, net	$151,005	$68	$772	$151,845

Quarter ended September 30, 2003

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$78,769	$-	$-	$78,769

Equity in earnings	-	4,522	-	4,522

	78,769	4,522	-	83,291

Costs and expenses:
Cost of sales – coal	59,960	-	-	59,960

Depreciation, depletion and amortization	3,404	5	33	3,442
Selling and administrative	6,724	292	434	7,450

Heritage health benefit costs	-	-	13,096	13,096
Gain on sales of assets	77	-	-	77

Operating income (loss) from continuing operations	$8,604	$4,225	$(13,563)	$(734)

Capital expenditures	$6,806	$-	$67	$6,873

Property, plant and equipment, net	$145,291	$53	$428	$145,772

Nine months ended September 30, 2004

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$242,978	$-	$-	$242,978

Equity in earnings	-	12,356	-	12,356

	242,978	12,356	-	255,334

Costs and expenses:
Cost of sales – coal	189,942	-	-	189,942

Depreciation, depletion and amortization	11,312	14	113	11,439
Selling and administrative	14,869	798	6,753	22,420

Heritage health benefit costs	-	-	22,156	22,156
Gain on sales of assets	(55)	-	-	(55)

Operating income (loss) from continuing operations	$26,910	$11,544	$(29,022)	$9,432

Capital expenditures	$11,255	$35	$413	$11,703

Property, plant and equipment, net	$151,005	$68	$772	$151,845

Nine months ended September 30, 2003

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$219,544	$-	$-	$219,544

Equity in earnings	-	12,486	-	12,486

	219,544	12,486	-	232,030

Costs and expenses:
Cost of sales – coal	170,927	-	-	170,927

Depreciation, depletion and amortization	9,253	17	92	9,362
Selling and administrative	15,576	790	8,923	25,289

Heritage health benefit costs	-	-	28,181	28,181
Gain on sales of assets	77	-	(451)	(374)

Operating income (loss) from continuing operations	$23,711	$11,679	$(36,745)	$(1,355)

Capital expenditures	$11,045	$1	$127	$11,173

Property, plant and equipment, net	$145,291	$53	$428	$145,772

7.     CONTINGENCIES

Protection of the Environment

As of September 30, 2004 the Company has reclamation bonds in place for its active mines in Montana, North Dakota and Texas and for inactive mining sites in Virginia which are now awaiting final bond release. These government-required bonds assure that coal mining operations comply with applicable Federal and State regulations relating to the performance and completion of final reclamation activities. The amount of the Company’s bonds exceeds the amount of its share of estimated final reclamation obligations as of September 30, 2004. The Company estimates that the cost of final reclamation for its mines when they are closed in the future will total approximately $306.7 million and that the present value of the cost of final reclamation of these mines is $126.2 million. Of these liabilities, the Company’s customers and the contract operator of the Absaloka Mine are responsible for an aggregate of $184 million of the reclamation costs and have secured a portion of these obligations by providing a $50 million corporate guarantee in the aggregate of $50 million and funding reclamation escrow accounts in the amount of approximately $54.8 million as of September 30, 2004. These restricted funds have been classified as Reclamation Deposits on the Consolidated Balance Sheets. The present value of obligations of certain other customers and the Absaloka contract mine operator has been classified as contractual third party reclamation obligations on the Consolidated Balance Sheets. The Company’s estimated gross obligation for final reclamation that is not the contractual responsibility of others was $123 million and the present value of the Company’s net obligation for final reclamation that is not the contractual responsibility of others was $42.4 million at September 30, 2004.

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

Following is a description of the changes to the Company’s asset retirement obligations from January 1, 2004 to September 30, 2004 (in thousands):

Asset retirement obligation - January 1, 2004	$123,343
Accretion	6,282
Settlements	(3,770)

Asset retirement obligation - September 30, 2004	$125,855

On October 1, 2004, the Montana Department of Environmental Quality ("DEQ") issued a Determination of Patterns of Violations and Order to Show Cause (“Determination and Order”) to Westmoreland Resources, Inc. (“WRI”). In the Determination and Order, DEQ stated that a series of violations had been committed by failing to properly maintain blasting records on two occasions, conducting blasts outside the geographic limits specified in published blasting schedules, violating regulations governing the control of sediment and violating regulations governing the handling of top soil. This notice was directed to WRI, the owner and therefore permittee of the Absaloka Mine near Hardin, Montana. The Washington Group International (“WGI”) is the contract operator of the Absaloka Mine and as such is functionally responsible for compliance with these regulations. The DEQ directed WRI, as the permittee, to show cause why its permit should not be suspended for a term of six days and has given WRI until November 23, 2004 to respond. At this time, the outcome of this proceeding is uncertain, and it is uncertain whether WRI’s operations will be temporarily suspended. Even if the operations are suspended for a period of six days, the Company does not believe there will be a significant financial impact on the Company’s consolidated financial results.

Other than with respect to matters alleged in the Determination and Order, the Company believes its mining operations are in compliance with applicable federal, state and local environmental laws and regulations, including those relating to surface mining and reclamation, and it is the policy of the Company to operate in compliance with such standards. The Company maintains compliance primarily through the performance of contemporaneous reclamation and maintenance and monitoring activities.

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

Tax Assessments

The ROVA project is located in Halifax County, North Carolina and is the County’s largest taxpayer. In 2002, the County hired an independent consultant to review and audit the personal property tax returns for the preceding five years. In May 2002, the County advised the ROVA project that its returns were being scrutinized for potential underpayment due to undervaluation of property subject to tax. The ROVA project responded that its valuation was consistent with an agreement reached with the County in 1994, before the project was constructed. In late 2002, the ROVA project received notice of an assessment of $4.6 million for the years 1997 to 2001. The ROVA project filed a protest with the North Carolina Property Tax Commission. On March 12, 2004, the Tax Commission denied the ROVA project’s protest and issued an order upholding the County’s assessment. On May 26, 2004, the project received the Tax Commission’s order denying the project’s protest. On June 24, 2004, the partnership that owns the ROVA project appealed the decision to the North Carolina Intermediate Court of Appeals. Opening briefs are due on November 26, 2004. We estimate the appeal process will take 18 months from the date the appeal was noted. We believe the partnership’s position is meritorious; however, it is impossible to predict the outcome. The County has increased the amount of its claim to $8.3 million, which includes tax years 1996, 2002 and 2003, and penalties and interest. The partnership has protested the additional assessment. Based on the May 26, 2004 order from the Tax Commission rejecting the existence of a tax agreement with the County and an analysis of the components comprising the county’s claim, the Company recorded a charge of $2.0 million in the second quarter for this contingent liability.

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

On March 16, 2004, the Company received notice that an adversary proceeding had been initiated by Entech, LLC and Touch America Holdings, Inc. seeking to collect the sum of $8.8 million, as the purchase price adjustment, under the Stock Purchase Agreement. The Company filed an answer and moved to dismiss the adjudication of the purchase price adjustment. The parties subsequently agreed to refer the purchase price adjustment issues to an independent accountant as provided in the Stock Purchase Agreement. We also agreed which of the Company’s objections to the Entech closing certificate were to be resolved by the independent accountant and which should be resolved as breaches of the representations and warranties in the Stock Purchase Agreement by the U.S. District Court in Delaware. The independent accountant process is underway and we expect the results to be known in November. The breach of representation and warranty litigation will then proceed. At the conclusion of both the purchase price adjustment and breach of representations and warranties litigation, the bankruptcy court with jurisdiction over Entech will determine whether any judgment obtained by the Company can be offset against any judgment obtained by Entech and the priority of any claim of the Company. At this time, the outcome of this litigation is uncertain.

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

The litigation was transferred to the U.S. District Court in Billings, Montana. On July 12, 2004, the plaintiffs filed a status report with the U.S. District Court. In the status report, the plaintiffs stated that the insurance companies that insure the former officers and directors of Montana Power had agreed to pay $67 million into escrow, pending a determination by the Montana Power bankruptcy court that no other claimant or class of claimant is entitled to any portion of the settlement proceeds and approval of a settlement agreement by the U.S. District Court in Billings. As part of the resulting proposed settlement, the McGreevey plaintiffs would dismiss their claims against the former officers and directors of Montana Power, Montana Power, and us, among other defendants. The proposed settlement would terminate this litigation as to us and our subsidiaries. The parties continue to negotiate settlement documents to submit to the courts for approval.

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

8.     ROVA ACQUISITION

On August 25, 2004, the Company signed an Interest Purchase Agreement with a subsidiary of LG&E Energy LLC. The term “LG&E” refers to LG&E Energy LLC and its subsidiaries. Under that agreement, the Company will acquire LG&E’s 50% interest in the ROVA project for (1) a cash payment to LG&E at closing of approximately $22 million and (2) the assumption by the Company’s subsidiaries of LG&E’s portion of the ROVA project’s debt. LG&E’s share of this debt is approximately $103 million. In addition, the Company must post cash or letters of credit with a value of approximately $9.8 million to replace LG&E’s portion of the ROVA project’s debt service reserve accounts. It is anticipated that the closing of this transaction will occur no later than November 30, 2004.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2003 to September 30, 2004

Forward-Looking Disclaimer

Throughout this Form 10-Q, we make statements that are not historical facts or information and that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “projects,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; health care cost trends; the cost and capacity of the surety bond market; our ability to manage growth and significantly expanded operations; our ability to implement our growth and development strategy; our ability to pay accumulated preferred stock dividends; our ability to retain key senior management; our access to financing; our ability to maintain compliance with debt covenants; our ability to identify new business opportunities; our ability to negotiate new profitable coal contracts and price reopeners and extensions of existing contracts; our ability to maintain satisfactory labor relations; changes in the industry; competition; our ability to utilize our net operating loss carryforwards; our ability to invest cash, including cash that has been deposited in the reclamation accounts, at acceptable rates of return; weather conditions; the cost and availability of transportation, including rail transportation; price of fuels other than coal; the cost of coal produced by other countries; the demand for electricity; the performance of the ROVA project and the structure of the ROVA project’s contracts with its lenders and Dominion Virginia Power; the effect of regulatory and legal proceedings, including the bankruptcy filing by Touch America Holdings Inc. and Entech Inc., environmental issues, including the cost of compliance with existing and future environmental requirements; the claims between the Company and Montana Power; the risk factors set forth below; and the other factors discussed in Items 1, 3 and 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission. As a result of the foregoing and other factors, we can give no assurance as to our future results and achievements. We disclaim any duty to update these statements, even if subsequent events cause our views to change.

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

The present value of our actuarially determined liability for postretirement medical costs increased approximately $6.0 million between December 31, 2003 and September 30, 2004. Actuarial valuations project that our retiree health benefit costs will continue to increase in the near term and then decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines. We incurred cash costs of $5.8 million and $19.4 million for postretirement medical costs during the third quarter of 2004 and nine months of 2004, respectively. This compares to cash costs of $4.8 million and $15.1 million for postretirement medical costs during the third quarter of 2003 and nine months of 2003, respectively. We expect to incur approximately $25 million of these costs in all of 2004 compared to $20.7 million paid in 2003. Our estimate of our total cash costs for postretirement medical care in 2004 includes $3.5 million paid for premiums assessed by the UMWA Combined Benefit Fund for periods through September 2003 which we call the retroactive assessment and which we are challenging in court.

We incurred cash costs of $1.3 million for workers’ compensation benefits during the nine months of 2004 compared to $1.6 million in 2003. We expect to incur lower cash costs for workers’ compensation benefits in 2004 than we did in 2003 and expect that amount to steadily decline to zero over the next approximately eighteen years. We anticipate that these costs will decline because we are no longer self-insured for workers’ compensation benefits and have had no new claimants since 1995.

We do not pay pension or black lung benefits directly. These benefits are paid from trusts that we established and funded. As of September 30, 2004, our black lung trust is overfunded by $5.2 million and we do not expect to be required to make additional contributions to this trust. As of September 30, 2004, our pension trusts are underfunded. We expect to contribute no less than $3.4 million to these trusts during 2004. Of that amount, $3.0 million was contributed in the third quarter.

          Asset Retirement Obligations, Reclamation Costs and Reserve Estimates

Asset retirement obligations primarily relate to the closure of mines and the reclamation of land upon cessation of mining. We account for reclamation costs, along with other costs related to mine closure, in accordance with Statement of Financial Accounting Standards No. 143, Asset Retirement Obligations (“SFAS No. 143”), which we adopted on January 1, 2003. This statement requires us to recognize the fair value of an asset retirement obligation in the period in which we incur that obligation. We capitalize the present value of our estimated asset retirement costs as part of the carrying amount of our long-lived assets.

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

If we increase our estimated utilization of NOLs, we decrease the valuation allowance and increase our net deferred income tax assets and recognize an income tax benefit in earnings. If we decrease our estimated utilization of NOLs, we increase the valuation allowance and decrease our net deferred income tax assets and increase income tax expense. These changes can materially affect our net income and our assets. In the quarter ended September 30, 2004, for example, we reduced the valuation allowance by $0.9 million in part because we improved the terms of an existing coal supply agreement. We also made other adjustments in our net deferred tax assets. As a result of these estimates and adjustments and changes in temporary differences between book and tax accounting, our net deferred income tax assets increased from $75.8 million at December 31, 2003 to $81.6 million at September 30, 2004, and we recognized income tax benefit from continuing operations of $4.8 million.

When the acquisition of ROVA occurs, we expect to reduce the valuation allowance for Federal net operating losses to zero due to the expected increase in the use of net operating loss carryforwards and the projected increase in future taxable income. This benefit will reduce the basis of the property acquired using purchase accounting.

Contractual Obligations

In early March 2004, Westmoreland Mining arranged to borrow an additional $35 million from its lenders pursuant to what we call the add-on facility. On March 8, Westmoreland Mining borrowed $20.4 million under the facility. It will borrow the remaining $14.6 million in the fourth quarter of 2004. Westmoreland Mining is obligated to pay the principal of this debt in quarterly installments from March 31, 2009 to December 31, 2011. Westmoreland Mining’s term debt increased from $88.5 million at December 31, 2003 to $101.2 million at September 30, 2004.

Liquidity and Capital Resources

The add-on facility substantially improves our near term liquidity. In addition, even though the debt service requirements of Westmoreland Mining’s basic term loan agreement restrict our access to some of Westmoreland Mining’s cash, Westmoreland Mining itself provides liquidity.

Cash provided by operating activities was $10.7 million for the nine months ended September 30, 2004, compared with $20.2 million for the nine months ended September 30, 2003. Cash from operations in 2004 compared to 2003 decreased primarily due to the Company receiving lower distributions from the ROVA project because the project’s lenders withheld $8.3 million (of which our share is $4.15 million) as a reserve for the Halifax County, North Carolina tax dispute. We also had reduced sales and higher costs at the Jewett Mine and incurred higher cash costs for post-retirement medical benefits. Among the principal factors increasing our cash costs for post-retirement medical benefits is the challenged retroactive premiums being paid to the Combined Benefit Fund. Working capital was $13.1 million at September 30, 2004 compared to $5.6 million at December 31, 2003. The increase in working capital resulted primarily from the net proceeds from borrowings of long-term debt.

We used $20.5 million of cash in investing activities in the nine months ended September 30, 2004, and $11.6 million in the nine months ended September 30, 2003. Cash used in investing activities in 2004 included $11.7 million of additions to property, plant and equipment, primarily for mine equipment and development projects. Cash used in investing activities in 2004 also included an increase of $9.1 million in restricted accounts, pursuant to our term loan agreement and as collateral for our surety bonds. In 2003, additions to property and equipment using cash totaled $11.2 million. Also during 2003, restricted cash accounts and bond collateral increased $7.1 million. In 2003, net proceeds from sale of assets included $4.5 million cash received from the sale of DTA.

We generated $12.0 million of cash in financing activities in the nine months ended September 30, 2004, including $19.6 million from new borrowings of long-term debt, net of debt issuance costs. We used cash of $6.3 million for the repayment of long-term and revolving debt. Cash used in financing activities in the first nine months of 2003 primarily represented repayment of long-term and revolving debt of $7.9 million. Cash provided by financing activities included long-term debt borrowings of $4.6 million which was used for the purchase of mining equipment and land for mine development.

Consolidated cash and cash equivalents at September 30, 2004 totaled $11.4 million, including $0.1 million at Westmoreland Mining, $5.5 million at Westmoreland Resources, and $2.2 million at Westmoreland Risk Management Ltd., our captive insurance subsidiary. Consolidated cash and cash equivalents at December 31, 2003 totaled $9.3 million, including $4.1 million at Westmoreland Mining, $4.2 million at Westmoreland Resources, and $1.5 million at the captive insurance subsidiary. The cash at Westmoreland Mining is available to us through quarterly distributions, as described below. The cash at Westmoreland Resources is available to us through dividends. In addition, we had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $32.1 million at September 30, 2004 and $25.0 million at December 31, 2003. The restricted cash at September 30, 2004 included $21.7 million in Westmoreland Mining’s debt service reserve and long-term prepayment accounts. Our reclamation, workers’ compensation and postretirement medical cost obligation bonds were collateralized by interest-bearing cash deposits of $10.3 million, which amount we have classified as a non-current asset. In addition, we have reclamation deposits of $54.8 million, which we received from customers of the Rosebud Mine to pay for reclamation. We also have $12.7 million in interest-bearing debt reserve accounts for the ROVA project. This cash is restricted as to its use and is classified as part of our investment in independent power projects.

In early March 2004, Westmoreland Mining entered into the add-on facility. This facility makes $35 million available to us. The add-on facility permits Westmoreland Mining to undertake certain significant capital projects in the near term without adversely affecting cash available at the parent. Although the terms of the add-on facility permit Westmoreland Mining to distribute this $35 million to Westmoreland Coal Company, the original term loan agreement, which financed our acquisition of the Rosebud, Jewett, Beulah, and Savage Mines, continues to restrict Westmoreland Mining’s ability to make distributions to Westmoreland Coal Company from ongoing operations. Until Westmoreland Mining has fully paid the original acquisition debt, which is scheduled for December 31, 2008, Westmoreland Mining may only pay Westmoreland Coal Company a management fee and distribute to Westmoreland Coal Company 75% of Westmoreland Mining’s surplus cash flow. Westmoreland Mining is depositing the remaining 25% into an account that will fund the $30 million balloon payment due December 31, 2008. At the same time that Westmoreland Mining entered into the add-on facility, it also extended its revolving credit facility to 2007 and reduced the amount of the facility to $12 million. Westmoreland Mining reduced the amount of the revolving facility to better align its capacity to its expected usage and borrowing base. As of September 30, 2004, there is $2.0 million outstanding under this facility.

As of September 30, 2004, Westmoreland Coal Company had its entire $14.0 million revolving line of credit available to borrow. Westmoreland Coal Company amended its revolving credit facility effective June 24, 2004 to provide an increase from $10 to $14 million and extend that facility, from January 2005 to June 30, 2006.

On July 28, 2004, we filed a registration statement for a possible rights offering. If the registration statement becomes effective, it would permit holders of our common stock to purchase additional shares of common stock. As stated in the registration statement, the additional equity capital would be used to support our growth and development strategy and for general corporate purposes.

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

We supply coal to Units 1&2 of the Colstrip Station under a contract that expires December 31, 2009. Under our contract, the price for our coal has two components, a cost component and a profit component, and is periodically redetermined or “reopened.” The final reopener under the contract occurred in July 2001. The parties agreed upon the cost component in December 2003, and arbitrated the profit component. We received the arbitrators’ decision on May 24, 2004. The new profit component, when added to the new cost component, results in a significant price increase under our coal supply agreement for Colstrip Units 1&2. This increased price will remain in effect through expiration of the contract, but is subject to adjustment to reflect changes in some of our costs and in specified indices. Because the new price is effective as of July 30, 2001, we received in July 2004 nearly all of the approximately $11.9 million, net of production taxes and royalties, for coal that we supplied to Colstrip Units 1&2 from July 30, 2001 through May 2004. This payment includes interest of approximately $0.7 million. The remaining unpaid balance of approximately $0.9 million is expected to be received in the fourth quarter.

As discussed in Results of Operations, we continued to incur significantly higher costs for various commodities at the Jewett Mine in the third quarter 2004. The price of the coal to be delivered to the Limestone Electric Generating Station from the Jewett Mine through 2007, agreed to by the parties in the Supplemental Settlement Agreement executed in early 2004, was based upon a much lower assumed rate of commodity cost inflation than has been experienced year-to-date. We are seeking a retroactive price provision adjustment from the customer providing a surcharge for commodity cost increases. We are also evaluating the potential for recovering flood related losses under our insurance coverage and for making production and mine design changes that could reduce the Company’s exposure to such events as excessive rainfall and variable mining conditions. These changes could result in more predictable production volumes which could improve gross margins and return on investment through lower capital and production costs at the Jewett Mine. As a result of the difficulties at the Jewett Mine, we will take no distributions from Westmoreland Mining for the third quarter of 2004. Under Westmoreland Mining’s term loan agreement, Westmoreland Mining is permitted to make quarterly distributions to Westmoreland Coal Company subject to adjustment at year end for audited financial information. If, following the preparation of audited financial statements for Westmoreland Mining for the year ended December 31, 2004, Westmoreland Mining has distributed an amount greater than is permitted under the term loan agreement, either (1) Westmoreland Mining may deduct that amount from future distributions to Westmoreland Coal Company or (2) Westmoreland Coal Company may pay that amount to Westmoreland Mining for deposit into the long term prepayment account.

On August 25, 2004, we signed an Interest Purchase Agreement with a subsidiary of LG&E Energy LLC. We use the term “LG&E” to refer to LG&E Energy LLC and its subsidiaries. Under that agreement, we will acquire LG&E’s 50% interest in the ROVA project in exchange for a cash payment to LG&E at closing of approximately $22 million and the posting of cash or letters of credit with a value of approximately $9.8 million to replace LG&E’s portion of the ROVA project’s debt service reserve accounts. Our subsidiaries will also assume LG&E’s portion of the ROVA project’s debt. LG&E’s share of this debt is approximately $103 million and upon assumption will be an obligation only of our subsidiaries and not of Westmoreland Coal Company. For this reason, we sometimes refer to this debt as non-recourse debt. We intend to pay for the ROVA acquisition with cash on hand, borrowings under Westmoreland Coal Company’s revolving line of credit and debt financing that we are currently arranging.

Continued growth remains an important part of our strategy. The air permit for our Gascoyne Project in North Dakota was filed in May and a completeness determination was received in July.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that it expected to contribute the minimum amount of $1.8 million for pension benefits during 2004. Due to subsequent changes to our pension plans’ actuarial methodologies and assumptions, the minimum contribution amount was increased to $3.4 million. Of that amount, $3.0 million was contributed in the third quarter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements within the meaning of the rules of the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003.

Coal Operations. In spite of a 2% decrease in tons of coal sold, from nearly 7.5 million tons in the quarter ended September 30, 2003 to 7.3 million tons in the quarter ended September 30, 2004, coal revenues increased slightly. The decrease in tons sold was as a result of lower production at the Jewett Mine related primarily to near record rainfall in the month of June, which continued to impact operations during the third quarter as the mine recovered from the flooding and ground saturation. Costs primarily associated with the recovery and significantly higher costs for various commodities, especially diesel fuel and electricity, further adversely affected gross margins at the Jewett Mine in the third quarter of 2004. Our overall revenue per ton has increased due to higher contract prices, including the increased profit component under the Rosebud Mine’s contract with the Colstrip Units 1 & 2, which was redetermined in the second quarter through an arbitration proceeding.

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter Ended
	September 30,
	2004	2003	Change

Revenues – thousands	$78,826	$78,769	0%

Volumes – millions of equivalent coal tons	7.303	7.474	(2)%

Cost of sales – thousands	$63,624	$59,960	6%

The Company’s business is subject to weather and some seasonality. The power-generating plants that we supply typically schedule their regular maintenance for the spring and fall seasons.

Depreciation, depletion and amortization of $4.0 million in the third quarter of 2004 increased from $3.4 million in 2003’s third quarter. The increase is due to continued capital expenditures at the mines for both continued mine development and the replacement of mining equipment.

Independent Power. Our equity in earnings from independent power operations increased to $5.3 million in the third quarter 2004 from $4.5 million in the quarter ended September 30, 2003 due to increased power production and a reduction in operating and maintenance expenses. For the quarters ended September 30, 2004 and 2003, the ROVA project produced 457,000 and 440,000 megawatt hours, respectively, and achieved average capacity factors of 99% and 95%, respectively. Neither period had major scheduled maintenance outages, resulting in high capacity factors for both periods. In the third quarter of 2004, the ROVA project had only two unplanned outage days compared to seven days in 2003’s third quarter. Unit I of the ROVA project successfully completed a major scheduled preventative maintenance outage, including turbine repair and maintenance, which occurred in October. This outage will reduce earnings for the fourth quarter of 2004. Turbine maintenance outages are scheduled at five year intervals.

Costs and Expenses. Selling and administrative expenses were $7.7 million in the quarter ended September 30, 2004 compared to $7.5 million in the quarter ended September 30, 2003. The increase is primarily a result of higher non-cash compensation expense associated with the performance unit and SAR portions of our long-term incentive plans for management. In general, this expense increases as the market price of the Company’s common stock increases. The price of the Company’s stock increased in the third quarter of 2004, as did this non-cash compensation expense. We also had higher pension cost for the Company’s active employees as a result of a decrease in the discount rate used to calculate the present value of that obligation. These increases were nearly offset by lower legal expenses relating to contract disputes and the absence of severance costs in 2004 compared to severance costs for certain operational management in the third quarter of 2003.

Heritage health benefit costs decreased to $7.2 million in the third quarter of 2004 from $13.1 million in the third quarter 2003. The UMWA Combined Benefit Fund increased premiums in October 2003 using a new methodology that is being challenged by the Company and others. In the third quarter of 2003, the Company accrued $4.7 million for the assessment attributable to periods through September 2003. The remaining decrease is due to the reduction in expected future postretirement medical benefit costs resulting from the Medicare Reform Act.

Interest expense was $2.5 million and $2.6 million for the three months ended September 30, 2004 and 2003, respectively. Interest associated with the larger amount of outstanding debt as a result of the Westmoreland Mining “add-on” facility in the first quarter of 2004 was mostly offset by the lower interest payments due to the pay-down of the acquisition financing obtained during 2001 in connection with the purchase of the Montana Power and Knife River coal operations. Interest income increased in 2004 due to larger balances in our restricted cash and surety bond collateral accounts.

As a result of the acquisitions we completed in the spring of 2001, the Company recognized a $55.6 million deferred income tax asset in April 2001, which assumed that a portion of previously unrecognized net operating loss carryforwards would be utilized because of the projected generation of future taxable income. The deferred tax asset increased to $81.6 million as of September 30, 2004 from $75.8 million at December 31, 2003 because of temporary differences (such as accruals for pension and reclamation expense, which are not deductible for tax purposes until paid) arising during the intervening period and due to a reduction of the deferred income tax valuation allowance discussed above. Deferred tax assets are comprised of both a current and long-term portion. When taxable income is generated, the deferred tax asset relating to the Company’s net operating loss carryforwards is reduced and a deferred tax expense (non-cash) is recognized although no regular Federal income taxes are paid. The income tax benefit for the third quarter of 2004 represents current income tax obligations for State income taxes and for Federal alternative minimum tax, and the utilization of a portion of the Company’s net operating loss carryforwards, net of the impact of changes in deferred tax assets and liabilities. The deferred tax benefit of $1.9 million recognized in the third quarter of 2004 includes a $0.9 million reduction in the valuation allowance resulting from an increase in the amount of Federal net operating loss carryforwards we expect to utilize before their expiration.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Coal Operations. Coal revenues increased to $243.0 million for the nine months ended September 30, 2004 from $219.5 million for the nine months ended September 30, 2003 primarily as a result of the Colstrip Units 1 & 2 arbitration award during the second quarter. This award resulted in the recognition of additional revenue of $16.3 million for coal shipped from July 30, 2001 to May 31, 2004. Production taxes and royalties on those revenues totaled $5.1 million. In addition, the increased contract price contributed to higher revenues through September 30, 2004 and will continue through the expiration of the contract in 2009. Tons sold increased from 20.5 million to 21.4 million. The increase in tons sold in 2004 came from new or extended sales contracts at the Rosebud and Absaloka mines. Costs increased at the Jewett Mine due to unplanned repairs to a primary dragline, a customer outage that extended beyond its planned duration and weather related production interruptions. Costs also increased due to higher prices for certain supplies, especially diesel fuel and electricity, used at our mines. A net increase in gross margin of $4.4 million was realized in 2004 compared to 2003.

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Nine Months Ended
	September 30,
	2004	2003	Change

Revenues – thousands	$242,978	$219,544	11%

Volumes – millions of equivalent coal tons	21.426	20.534	4%

Cost of sales – thousands	$189,942	$170,927	11%

Independent Power. Equity in earnings from independent power projects decreased to $12.4 million in the first nine months of 2004 from $12.5 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, the ROVA projects produced 1,310,000 and 1,283,000 megawatt hours, respectively, and achieved capacity factors of 95% in 2004 and 93% in 2003. A $2.0 million charge for retroactive personal property tax assessments in the second quarter of 2004, which is being challenged, reduced equity in earnings to below 2003 levels. The improved operating results in 2004 are due to the scheduled outage at the ROVA I plant lasting fewer days than in 2003.

Costs and Expenses. Selling and administrative expenses were $22.4 million for the nine months ended September 30, 2004 compared to $25.3 million for the nine months ended September 30, 2003. The higher amount in 2003 includes compensation expense for the performance unit portion of long-term incentive awards which was $2.8 million in the first nine months of 2003 compared to $1.7 million in 2004 as well as more than $1 million of severance benefits in 2003. There were higher legal fees in 2003 associated with certain contract disputes including the price arbitration with the owners of Colstrip Units 1 & 2.

Heritage health benefit costs decreased to $22.2 million for the nine months ending September 30, 2004 from $28.2 million for the comparable period in 2003. The majority of the decrease is a function of the $4.7 million catch-up premium assessed by the Combined Benefit Fund in 2003 discussed above. There also has been a decrease in actuarially determined costs for postretirement medical plans due to the expected future benefit of the Medicare Prescription Drug Act.

During 2003 there was a gain of $451,000 from sales of non-strategic property rights in Colorado that were acquired as part of the coal operations acquisitions in 2001. There were no material asset sales in 2004.

Interest expense was $7.5 million for the nine-month period ended September 30, 2004 and $7.6 million for the same period of 2003. Interest associated with the larger amount of outstanding debt as a result of the Westmoreland Mining “add-on” facility in the first quarter of 2004 was mostly offset by the lower interest payments due to the pay-down of the acquisition financing obtained during 2001 in connection with the purchase of the Montana Power and Knife River coal operations. Interest income increased in 2004 due to larger balances in our restricted cash and surety bond collateral accounts, and due to $0.7 million in interest relating to the Colstrip Units 1 & 2 arbitration decision.

When taxable income is generated, the deferred tax asset relating to the Company’s net operating loss carryforwards is reduced and a deferred tax expense (non-cash) is recognized although no regular Federal income taxes are paid. Current income tax expense in both 2004 and 2003 relate to obligations for State income taxes and Federal alternative minimum tax. During the first nine months of 2004, the deferred tax benefit of $5.2 million includes a $3.0 million reduction in the valuation allowance resulting from an increase in the amount of Federal net operating loss carryforwards we expect to utilize before their expiration.

Terminal Operations. The Company’s share of operating losses from DTA was $988,000 in the nine months ended September 30, 2003. The Company sold its interest in DTA during 2003 for a gain of $4.5 million.

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

        Our coal mining operations are all surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production and increase the cost of mining at particular mines for varying lengths of time and negatively affect our profitability. These conditions or events include:

•	unplanned equipment failures, which could interrupt production and require us to expend significant sums to repair our capital equipment, including our draglines, the large machines we use to remove the soil that overlies coal deposits;

•	geological conditions, such as variations in the quality or deposition of the coal produced from a particular seam, variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; and

•	weather conditions.

Examples of recent conditions or events of these types include the following:

•	In the first quarter of 2004, electrical components on the dragline at our Savage Mine failed. This reduced overburden removal and increased costs at that mine for a period of 10½ days while the dragline was being repaired.

•	In the first quarter of 2004, our Beulah Mine experienced sloughage, a condition in which the side of the pit partially collapses and must be stabilized before mining can continue. This limited use of the dragline at that mine for a period of 4 days while the walls of the pit were being stabilized.

•	In the second quarter of 2004, our Jewett Mine received approximately 93% more rain than normal, preventing production for much of the month of June and impeding normal production throughout the third quarter.

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

        We are a party to several legal proceedings, which are described more fully in Note 7 to our Consolidated Financial Statements. Adverse outcomes in some or all of the pending cases could result in substantial damages against us or harm our business.

        We currently own a 50% interest in the ROVA project, which is located in Halifax County, North Carolina, and we have agreed to purchase the 50% interest that we do not currently own. Halifax County asserts that the ROVA project owes $8.3 million in back taxes, penalties and interest. If we complete the ROVA acquisition, LG&E has agreed to indemnify the ROVA project for one-half of this amount. If the assessment is upheld, the ROVA project’s future taxes would increase approximately $600,000 per year, compared to 2003 levels.

        We acquired the Rosebud and Jewett Mines and other assets from Entech, Inc., a subsidiary of the Montana Power Company, in April 2001. Under our agreement with Entech, the final purchase price is subject to adjustment. In June 2001, Entech proposed adjustments that would increase the purchase price by approximately $9 million. In July 2001, we objected to Entech’s adjustments and proposed our own adjustments, which would result in a substantial decrease in the purchase price. In June 2003, Entech and Touch America Holdings, Inc., the successor to the Montana Power Company, filed bankruptcy petitions. In March 2004, we received notice that Entech and Touch America had commenced an adversary proceeding against us in the bankruptcy court, seeking payment of approximately $9 million. We filed an answer, a motion to dismiss and a claim for indemnification. The bankruptcy court has referred the claims regarding the purchase price adjustment dispute to the courts of the State of New York, and our claim for indemnification is now being heard in the U.S. District Court in Delaware. The purchase price adjustment dispute is being reviewed by an independent accountant, as provided in the Stock Purchase Agreement. At the conclusion of both the purchase price adjustment and breach of representations and warranties litigation, the Entech bankruptcy court will determine whether any judgment obtained by the Company can be offset against any judgment obtained by Entech and the priority of any claim of the Company.

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

The ROVA acquisition may not close as anticipated.

        While we expect that our acquisition of LG&E’s interest in the ROVA project will close by November 30, 2004, the transaction is subject to the conditions specified in our Interest Purchase Agreement with LG&E, and we may not be able to complete this acquisition.

         The transaction is subject to the following conditions specified in the Interest Purchase Agreement:

•	Both we and LG&E must have performed and complied with, in all material respects, the obligations and covenants that we and LG&E are required to perform and comply with prior to the closing.

•	Our representations and warranties, and the representations and warranties of LG&E, must be true and correct in all material respects on the closing date.

•	Since August 25, 2004, there must not have been a material adverse effect on the assets, business, condition, or results of operations of the partnership that owns the ROVA project; the condition, use, or operation of the ROVA project itself; the payments owed to the ROVA project by Dominion Virginia Power under the power purchase agreement; or LG&E’s 50% interest in the ROVA project.

•	We and LG&E must have received all necessary consents to the transaction from all regulatory authorities and third parties, including the consents of the Federal Energy Regulatory Commission, or FERC, and the North Carolina Utilities Commission and the lenders to the ROVA project.

•	We must have obtained replacement insurance that satisfies the insurance requirements of the ROVA project’s credit agreement with its lenders.

•	LG&E and its affiliates must have been released from their obligations under the ROVA project’s existing letters of credit, and the beneficiaries of those letters of credit must not have drawn under them.

The closing of the ROVA acquisition is also subject to other customary conditions.

        Many of the conditions to the closing of the ROVA acquisition are beyond our control, and there can be no assurance that those conditions will be satisfied.

Our expenditures for postretirement medical and life insurance benefits could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.

        We provide various postretirement medical and life insurance benefits to current and former employees and their dependents. We estimate the amounts of these obligations based on assumptions described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Postretirement Benefits and Pension Obligations.” We accrue amounts for these obligations, which are unfunded, and we pay as costs are incurred. If our assumptions change, the amount of our obligations could increase, and if our assumptions are inaccurate, we could be required to expend greater amounts than we anticipate. We estimate that our gross obligation for postretirement medical and life insurance benefits was $237.6 million at December 31, 2003. We had an accrued liability for postretirement medical and life insurance benefits of $127.2 million at December 31, 2003, and we will accrue an additional $110.4 million over the next ten years, as permitted by Statement of Financial Accounting Standards No. 106. We regularly revise our estimates, and the amount of our accrued obligations is subject to change.

We have a significant amount of debt, which imposes restrictions on us and may limit our flexibility, and a decline in our operating performance may materially affect our ability to meet our future financial commitments and liquidity needs.

        As of September 30, 2004, our total indebtedness was approximately $107.5 million, which included Westmoreland Mining’s obligations under its term loan agreement, including the “add-on” facility. Westmoreland Mining will borrow an additional $14.6 million under the add-on facility in the fourth quarter of 2004, we will assume significant non-recourse debt upon completion of the ROVA acquisition, we may incur additional indebtedness to finance the ROVA acquisition and we may incur additional indebtedness in the future, including indebtedness under our two existing revolving credit facilities.

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

        At July 31, 2004, the ROVA project had total debt of approximately $206 million. The ROVA project’s credit agreement restricts its ability to distribute cash, contains financial ratios and other covenants, and is secured by a pledge of the project and substantially all of the project’s assets. If the ROVA project fails to comply with these ratios and covenants or fails to make regular payments of principal and interest, an event of default could occur. A substantial portion of the ROVA project’s cash flow must be used to pay principal of and interest on its indebtedness and is not available to us. If the ROVA project were to default on its debt service obligations, a creditor may be able to foreclose on assets that are important to our business.

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

        Our insurance costs have increased at each annual renewal on July 1st from 2002 to 2004, and we believe that insurance costs have generally increased throughout the mining industry. We have been able to address a portion of these costs by organizing Westmoreland Risk Management Ltd., our insurance subsidiary, and retaining a portion of the risk associated with our operations. However, Westmoreland Risk Management has limited capacity. Our insurance costs may increase in the future, and any such increase would increase our expenses and thereby reduce our profitability.

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

        Approximately two-thirds of the coal tonnage that we will sell in 2004 will be delivered under long-term contracts to power plants located adjacent to our mines. We will face somewhat less competition to renew these contracts upon their expiration, both because of the transportation advantage we enjoy by being located adjacent to these customers and because most of these customers would be required to invest additional capital to obtain rail access to alternative sources of coal. Our Jewett Mine is an exception because our customer has already built rail unloading and associated facilities that are being used to take coal from the Southern Powder River Basin as permitted under our contract with that customer.

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

        On January 30, 2004, the EPA issued the Proposed National Emission Standards for Hazardous Air Pollutants, or Mercury Rule, which proposes to regulate emissions of mercury by electric generating units, or EGUs. The EPA issued a Supplemental Proposed Rule on March 16, 2004. These proposals contain three alternative methods for regulating emissions of mercury, including two alternatives that would establish standards of performance and cap-and-trade programs, and one alternative that would require EGUs to meet an emissions limit that is based on the installation of controls known as “maximum achievable control technologies,” or MACT. The MACT alternative would limit the amount of mercury that could be emitted from lignite-burning EGUs to 9.2 pounds of mercury for every trillion Btu those units produce, commencing as early as 2007. Mercury emissions from the Limestone Station, which burns lignite produced by our Jewett Mine, are higher than this level, and mercury emissions from the Coyote Station, which burns lignite produced by our Beulah Mine, may be higher than this level. According to the EPA, there are neither precombustion techniques nor proven technologies that are currently commercially available for reducing mercury emissions from lignite-burning EGUs to 9.2 pounds of mercury per trillion Btu produced, and there is also currently no proven technology for accurately measuring the mercury content in emissions. If the EPA were to adopt a version of the Mercury Rule that limits emissions of mercury to 9.2 pounds for every trillion Btu produced from lignite-burning plants, then sales from the Jewett Mine or Beulah Mine could be significantly reduced, and if the EPA were to adopt any version of the Mercury Rule, we could face increased pressure to reduce the price for our lignite to help defray the cost of complying with the regulations. The EPA has announced that it expects to adopt some version of the Mercury Rule by March 15, 2005.

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

We have significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, or if we are required to honor reclamation obligations that have been assumed by our customers or contractors, we could be required to expend greater amounts than we currently anticipate, which could affect our profitability in future periods.

        We are responsible under federal and state regulations for the ultimate reclamation of the mines we operate. In some cases, our customers and contractors have assumed these liabilities by contract and have posted bonds or have funded escrows to secure their obligations. We estimate our future liabilities for reclamation and other mine-closing costs from time to time based on a variety of assumptions. If our assumptions are incorrect, we could be required in future periods to spend more on reclamation and mine-closing activities than we currently estimate, which could harm our profitability. Likewise, if our customers or contractors default on the unfunded portion of their contractual obligations to pay for reclamation, we could be forced to make these expenditures ourselves and the cost of reclamation could exceed any amount we might recover in litigation, which would also increase our costs and reduce our profitability.

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

        Our profitability could be affected by unscheduled outages at the ROVA project or if scheduled outages at the ROVA project last longer than we anticipate. For example, the ROVA I unit was out of service for 30 days for scheduled major maintenance in the fourth quarter of 2004. The ROVA project’s contract with Dominion Virginia Power is structured so that our revenues will not be adversely affected by a 30-day outage for major maintenance at ROVA I this year. However, if that maintenance had uncovered matters beyond those anticipated, an outage prolonged beyond the 30-day period, would have reduced the ROVA project’s profitability and our revenues. In addition, if the maintenance uncovered a matter that must be remedied or repaired, the cost of those repairs would also adversely have affected the ROVA project’s profitability.

Increases in the cost of the fuel, electricity and materials we use to operate our mines could affect our profitability.

        Under several of our existing coal supply agreements, our mines bear the cost of the diesel fuel, lubricants and other petroleum products, electricity, and other materials and supplies necessary to operate their draglines and other mobile equipment. The prices of many of these commodities have increased in the last year and increased significantly during the third quarter and into the fourth quarter of 2004. This escalation of costs decreases our profitability.

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

        Our future success is substantially dependent upon the continued service of our key senior management personnel, particularly Christopher K. Seglem, our Chairman of the Board, President and Chief Executive Officer. We do not have key-person life insurance policies on Mr. Seglem or any other employees. The loss of the services any of our executive officers or other key employees could make it more difficult for us to pursue our business goals.

Provisions of our certificate of incorporation, bylaws and Delaware law, and our stockholder rights plan, may have anti-takeover effects that could prevent a change of control of our company that you may consider favorable, and the market price of our common stock may be lower as a result.

        Provisions in our certificate of incorporation and bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our bylaws impose various procedural and other requirements that could make it more difficult for stockholders to effect some types of corporate actions. In addition, a change of control of our Company may be delayed or deterred as a result of our stockholder rights plan, which was initially adopted by our Board of Directors in early 1993 and amended and restated in February 2003. Our ability to issue preferred stock in the future may influence the willingness of an investor to seek to acquire our company. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control of Westmoreland.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

The Company, through its subsidiaries Westmoreland Resources, Inc. and Westmoreland Mining LLC, produces and sells coal to third parties from coal mining operations in Montana, Texas and North Dakota, and through its subsidiary, Westmoreland Energy, LLC, produces and sells electricity and steam to third parties from its independent power projects located in North Carolina and Colorado. Nearly all of the Company’s coal production and all of its electricity and steam production are sold through long-term contracts with customers. These long-term contracts serve to minimize the Company’s exposure to changes in commodity prices although some of the Company’s contracts are adjusted periodically based upon market prices. The Company has not entered into derivative contracts to manage its exposure to changes in commodity prices, and was not a party to any such contracts at September 30, 2004.

Interest Rate Risk

The Company and its subsidiaries are subject to interest rate risk on its debt obligations. Long-term debt obligations have fixed interest rates, and the Company’s revolving lines of credit have a variable rate of interest indexed to either the prime rate or LIBOR. Based on the balances outstanding as of September 30, 2004, a one percent change in the prime interest rate or LIBOR would increase or decrease interest expense by $20,000 on an annual basis. The Company’s heritage health benefit costs are also impacted by interest rate changes because its pension, pneumoconiosis and post-retirement medical benefit obligations are recorded on a discounted basis.

ITEM 4
CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, “Item 3 - Legal Proceedings,” the Company has litigation which is still pending. For developments in these proceedings, see Note 7 to our Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

See Note 4 “Capital Stock” to our Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 6
EXHIBITS

a)	Exhibits

(10.1)*	Interest Purchase Agreement By and Between LG&E Roanoke Valley L.P., as Seller, and Westmoreland-Roanoke Valley L.P. as Buyer, dated as of August 25, 2004 to acquire LG&E's 50% partnership interest in the ROVA power project located in Weldon, North Carolina.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Certifications pursuant to 18 U.S.C. Section 1350.

*	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commmission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: November 9, 2004	/s/ Ronald H. Beck
Ronald H. Beck
Vice President - Finance and
Treasurer
(A Duly Authorized Officer)

/s/ Thomas S. Barta
Thomas S. Barta
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Interest Purchase Agreement By and Between LG&E Roanoke Valley L.P., as Seller, and Westmoreland-Roanoke Valley L.P. as Buyer, dated as of August 25, 2004 to acquire LG&E's 50% partnership interest in the ROVA power project located in Weldon, North Carolina.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Certifications pursuant to 18 U.S.C. Section 1350.

*	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commmission.

Exhibit 31

CERTIFICATION

I, Christopher K. Seglem, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Westmoreland Coal Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 9, 2004	/s/ Christopher K. Seglem
Name:	Christopher K. Seglem
Title:	Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Ronald H. Beck, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Westmoreland Coal Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 9, 2004	/s/ Ronald H. Beck
Name:	Ronald H. Beck
Title:	Vice President-Finance and Treasurer Acting Chief Financial Officer

Exhibit 32

STATEMENT PURSUANT TO 18 U.S.C.§ 1350

Pursuant to 18 U.S.C. § 1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Westmoreland Coal Company.

Dated: November 9, 2004	/s/ Christopher K. Seglem
Christopher K. Seglem
Chief Executive Officer

Dated: November 9, 2004	/s/ Ronald H. Beck
Ronald H. Beck
Acting Chief Financial Officer