Form 10-Q
period 2005-03-31
WESTMORELAND COAL CO
filed 2005-05-10
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number
001-11155

WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	23-1128670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 North Cascade Avenue    14th Floor    Colorado Springs, Colorado       80903
(Address of principal executive offices)                                                      (Zip Code)

Registrant's telephone number, including area code          719-442-2600

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2005: Common stock, $2.50 par value: 8,260,942

PART I - FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries Consolidated Balance Sheets

	(Unaudited)
	March 31, 2005	December 31, 2004

	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$8,995	$11,125
Receivables:
Trade	30,622	24,891
Other	3,766	4,399

	34,388	29,290
Inventories	15,514	14,952
Deferred overburden removal costs	13,212	12,034
Restricted cash	9,900	9,761
Deferred income taxes	13,552	13,501
Other current assets	6,223	6,239

Total current assets	101,784	96,902

Property, plant and equipment:
Land and mineral rights	22,221	22,234
Capitalized asset retirement cost	118,474	118,474
Plant and equipment	114,909	110,196

	255,604	250,904
Less accumulated depreciation, depletion and amortization	86,747	82,276

Net property, plant and equipment	168,857	168,628

Deferred income taxes	74,122	71,195
Investment in independent power projects	49,050	48,565
Excess of trust assets over pneumoconiosis benefit obligation	3,916	4,463
Restricted cash and bond collateral	23,006	22,921
Advanced coal royalties	3,511	3,521
Deferred overburden removal costs	2,701	3,910
Reclamation deposits	56,417	55,561
Contractual third party reclamation obligations	25,476	24,998
Other assets	12,426	13,325

Total Assets	$521,266	$513,989

See accompanying Notes to Consolidated Financial Statements.		(Continued)

Westmoreland Coal Company and Subsidiaries Consolidated Balance Sheets (Continued)

	(Unaudited)
	March 31, 2005	December 31, 2004

	(in thousands)
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$12,069	$11,819
Accounts payable and accrued expenses:
Trade	24,615	24,769
Income taxes	501	71
Production taxes	20,233	18,316
Workers' compensation	1,288	1,288
Postretirement medical costs	14,422	16,437
Asset retirement obligations	7,355	5,284

Total current liabilities	80,483	77,984

Long-term debt, less current installments	102,437	105,440
Workers' compensation, less current portion	9,192	9,646

Postretirement medical costs, less current portion	121,590	117,792
Pension and SERP costs	11,163	10,637
Asset retirement obligations, less current portion	135,348	135,509
Other liabilities	10,537	12,819
Minority interest	4,562	4,270

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 205,083 shares at March 31, 2005
and at December 31, 2004	205	205
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 8,244,407 shares at March 31, 2005
and 8,168,601 shares at December 31, 2004	20,611	20,421
Other paid-in capital	76,119	75,366
Accumulated other comprehensive loss	(5,001)	(5,117)
Accumulated deficit	(45,980)	(50,983)

Total shareholders' equity	45,954	39,892

Total Liabilities and Shareholders' Equity	$521,266	$513,989

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statements of Operations

	(Unaudited)
Three Months Ended March 31,	2005	2004

	(in thousands, except per share data)

Revenues:
Coal	$86,099	$77,132
Independent power projects - equity in earnings	5,169	5,405

	91,268	82,537

Cost and expenses:
Cost of sales - coal	67,758	60,203
Depreciation, depletion and amortization	4,734	3,820
Selling and administrative	6,334	7,723
Heritage health benefit costs	7,666	7,206
Loss (gain) on sales of assets	(21)	(19)

	86,471	78,933

Operating income	4,797	3,604

Other income (expense):
Interest expense	(2,569)	(2,486)
Interest income	723	944
Minority interest	(292)	(282)
Other	171	(119)

	(1,967)	(1,943)

Income before income taxes	2,830	1,661
Income tax benefit	2,378	875

Net income	5,208	2,536
Less preferred stock dividend requirements	(436)	(436)

Net income applicable to common shareholders	$4,772	$2,100

Net income per share applicable to common shareholders:
Basic	$.58	$.26
Diluted	$.54	$.25

Weighted average number of common shares outstanding:
Basic	8,192	8,009
Diluted	8,874	8,503

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statement of Shareholders’ Equity and Comprehensive Income Three Months Ended March 31, 2005 (Unaudited)

	Class A Convertible Exchangeable Preferred Stock	Common Stock	Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity

	(in thousands except share data)

Balance at December 31, 2004 (205,083 preferred shares and 8,168,601 common shares outstanding)	$ 205	$ 20,421	$ 75,366	$ (5,117)	$ (50,983)	$ 39,892
Common stock issued as compensation (10,706 shares)	-	27	305	-	-	332
Common stock options exercised (65,100 shares)	-	163	317	-	-	480
Dividends declared	-	-	-	-	(205)	(205)
Tax benefit of stock option exercises	-	-	131	-	-	131
Net income	-	-	-	-	5,208	5,208

Net unrealized change in interest rate swap agreement, net of tax expense of $77	-	-	-	116	-	116
Comprehensive income						5,324

Balance at March 31, 2005 (205,083 preferred shares and 8,244,407 common shares outstanding)	$ 205	$ 20,611	$ 76,119	$ (5,001)	$ (45,980)	$ 45,954

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statements of Cash Flows

	(Unaudited)
Three Months Ended March 31,	2005	2004

	(in thousands)
Cash flows from operating activities:
Net income	$5,208	$2,536
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from independent power projects	(5,169)	(5,405)
Cash distributions from independent power projects	4,800	3,074
Deferred income tax benefit	(2,847)	(1,035)
Depreciation, depletion and amortization	4,734	3,820
Stock compensation expense	332	337
Gain on sales of assets	(21)	(19)
Minority interest	292	282
Net change in operating assets and liabilities	(1,213)	349

Net cash provided by operating activities	6,116	3,939

Cash flows from investing activities:
Additions to property, plant and equipment	(4,700)	(2,094)
Change in restricted cash and bond collateral and reclamation deposits	(1,080)	(2,612)
Net proceeds from sales of assets	21	126

Net cash used in investing activities	(5,759)	(4,580)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	-	18,723
Repayment of long-term debt	(2,762)	(2,706)
Net borrowings (repayments) of revolving lines of credit	-	(500)
Exercise of stock options	480	293
Dividends on preferred shares	(205)	(164)

Net cash provided by (used in) financing activities	(2,487)	15,646

Net increase (decrease) in cash and cash equivalents	(2,130)	15,005
Cash and cash equivalents, beginning of period	11,125	9,267

Cash and cash equivalents, end of period	$8,995	$24,272

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,500	$2,321
Income taxes	$39	$13

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in that Annual Report. These accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.

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

2.     LINES OF CREDIT AND LONG-TERM DEBT

        The amounts outstanding at March 31, 2005 and December 31, 2004 under the Company’s lines of credit and long-term debt were:

	March 31, 2005	December 31, 2004

	(in thousands)
WML revolving line of credit with PNC Bank	$-	$-
WML term debt:
Series B Notes	75,625	78,200
Series C and D Notes	35,000	35,000
Corporate revolving line of credit	-	-
Other term debt	3,881	4,059

Total debt outstanding	114,506	117,259
Less current portion	(12,069)	(11,819)

Total long-term debt outstanding	$102,437	$105,440

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

        Westmoreland Mining LLC (“WML”) has a $12 million revolving facility (the “Facility”) with PNC Bank National, Association (“PNC”) which expires on April 27, 2007. The interest rate is either PNC’s Base Rate plus 1.50% or Euro-Rate plus 3.00%, at WML’s option. In addition, a commitment fee of ½ of 1% of the average unused portion of the available credit is payable quarterly. The amount available under the Facility is based upon, and any outstanding amounts are secured by, eligible accounts receivable.

        WML has a term loan agreement as described in its 2004 Annual Report on Form 10-K with $75.6 million in Series B Notes, $20.4 million in Series C Notes and $14.6 million in Series D Notes outstanding as of March 31, 2005. The Series B Notes bear interest at a fixed interest rate of 9.39%, Series C Notes at a fixed rate of 6.85%, and the Series D Notes have a variable rate based upon LIBOR plus 2.90%. The Series B Notes are for the balance of the acquisition debt for mines acquired in 2001. The Series C and D Notes were added in 2004 and we refer to them as WML “add-on” debt. All of the Notes are secured by assets of WML and the term loan agreement subjects the Company to certain covenants and financial ratio requirements.

        Pursuant to the WML term loan agreement, WML is required to maintain debt service reserve and long-term prepayment accounts. As of March 31, 2005, there was a total of $9.9 million in the debt service reserve account, which could be used for principal and interest payments, and $12.3 million in the long-term prepayment account, which account will be used to fund a $30.0 million payment due December 31, 2008 for the Series B Notes. Those funds have been classified as restricted cash on the consolidated balance sheet.

        The maturities of all long-term debt and the revolving credit facilities outstanding at March 31, 2005 are:

In thousands

2005	$9,068
2006	12,170
2007	12,800
2008	45,155
2009	11,980
Thereafter	23,333

$114,506

3.     PENSION AND POSTRETIREMENT MEDICAL BENEFITS

        The Company provides pension and postretirement medical and life insurance benefits to qualifying full-time employees and retired employees and their dependents, the majority of which benefits are mandated by the Federal Coal Act of 1992. The Company incurred costs of providing these benefits during the three-month periods ended March 31, 2005 and 2004 as follows:

	Pension Benefits		Postretirement Medical and Life Insurance Benefits
	2005	2004	2005	2004

	(in thousands)
Service cost	$672	$616	$129	$126
Interest cost	902	826	3,639	3,697
Expected return on plan assets	(850)	(693)	-	-
Amortzation of deferred items	248	225	2,286	2,084

Net periodic cost	$972	$974	$6,054	$5,907

        The Company expects to contribute no less than $2.4 million to its pension plans for pension benefits during 2005. Of that amount, $0.4 million was contributed in the first quarter.

4.     CAPITAL STOCK

        Each depositary share represents one-quarter of a share of Westmoreland’s Series A Convertible Exchangeable Preferred Stock (“Series A Preferred Stock”). The full amount of the quarterly dividend is $2.125 per preferred share or $0.53 per depositary share. Partial dividends have been declared and paid since October 1, 2002, including a dividend of $0.25 per depositary share paid on January 1, 2005. A dividend of $0.25 per depositary share was declared on April 29, 2005, payable July 1, 2005. The quarterly dividends which are accumulated but unpaid through and including April 1, 2005 amount to $16.6 million in the aggregate ($80.84 per preferred share or $20.21 per depositary share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current.

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

	Three Months Ended March 31,
	2005	2004

(in thousands, except per share data)
Net income applicable to common
shareholders, as reported	$4,772	$2,100
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	112	220

Net income applicable to common shareholders, pro forma	$4,660	$1,880

Net income per share applicable to common shareholders, pro forma	$4,660	$1,880
Basic - as reported	$.58	$.26
Basic - pro forma	$.57	$.23

Diluted - as reported	$.54	$.25
Diluted - pro forma	$.53	$.22

Earnings per Share

        The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2005	2004

	(in thousands of shares)
Number of shares of common stock:
Basic	8,192	8,009
Effect of dilutive option shares	682	494

Diluted	8,874	8,503

Number of shares not included in diluted EPS
that would have been antidilutive because
exercise price of options was greater than the
average market price of the common shares	-	275

5.     INCOME TAXES

        Income tax (expense) benefit attributable to income before income taxes consists of:

	Three Months Ended
	March 31,
	2005	2004

	(in thousands)
Current:
Federal	$(168)	$(71)
State	(301)	(89)

	(469)	(160)

Deferred:
Federal	2,795	1,015
State	52	20

	2,847	1,035

Income tax benefit	$2,378	$875

        The deferred income tax benefit recorded for the three months ended March 31, 2005 and 2004 included a benefit of $2.5 million and $0.9 million, respectively, due to a reduction in the deferred income tax asset valuation allowance as a result of an increase in the amount of Federal net operating loss carryforwards expected to be used by the Company prior to their expiration through 2023.

6.     BUSINESS SEGMENT INFORMATION

        The Company’s operations have been classified into two segments: coal and independent power. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The independent power operations include the ownership of interests in cogeneration and other non-regulated independent power plants. The “Corporate” classification noted in the tables represents all costs not otherwise classified, including corporate office charges, heritage health benefit costs and business development expenses. Summarized financial information by segment for the quarters ended March 31, 2005 and 2004 is as follows:

Quarter ended March 31, 2005

	Coal	Independent Power	Corporate	Total

	(in thousands)
Revenues:
Coal	$86,099	$-	$-	$86,099

Equity in earnings	-	5,169	-	5,169

	86,099	5,169	-	91,268

Costs and expenses:
Cost of sales – coal	67,758	-	-	67,758

Depreciation, depletion and amortization	4,693	4	37	4,734
Selling and administrative	5,046	326	962	6,334

Heritage health benefit costs	-	-	7,666	7,666
Gain on sales of assets	(21)	-	-	(21)

Operating income	$8,623	$4,839	$(8,665)	$4,797

Capital expenditures	$3,844	$8	$848	$4,700

Property, plant and equipment (net)	$167,045	$79	$1,733	$168,857

Quarter ended March 31, 2004

	Coal	Independent Power	Corporate	Total

	(in thousands)

Revenues:
Coal	$77,132	$-	$-	$77,132

Equity in earnings	-	5,405	-	5,405

	77,132	5,405	-	82,537

Costs and expenses:
Cost of sales – coal	60,203	-	-	60,203

Depreciation, depletion and amortization	3,786	5	29	3,820
Selling and administrative	5,266	208	2,249	7,723

Heritage health benefit costs	-	-	7,206	7,206
Gain on sales of assets	(19)	-	-	(19)

Operating income	$7,896	$5,192	$(9,484)	$3,604

Capital expenditures	$2,029	$-	$65	$2,094

Property, plant and equipment (net)	$149,168	$43	$463	$149,674

7.     CONTINGENCIES

Protection of the Environment

        As of March 31, 2005 the Company has reclamation bonds in place for its active mines in Montana, North Dakota and Texas and for inactive mining sites in Virginia which are now awaiting final bond release. These government-required bonds assure that coal mining operations comply with applicable Federal and State regulations relating to the performance and completion of final reclamation activities. The Company currently estimates that the cost of final reclamation for its mines when they are closed at some point in the future will total approximately $316.2 million (on an undiscounted basis), or $142.7 million expressed on a present value basis. The Company’s customers and the contract operator of the Absaloka Mine are responsible for $187.6 million of these reclamation costs (on an undiscounted basis) and have secured a portion of these obligations by providing a $50 million corporate guarantee to assure performance of such final reclamation and by funding reclamation escrow accounts in the amount of approximately $56.4 million as of March 31, 2005. The reclamation escrow accounts are restricted funds and have been classified as Reclamation Deposits on the Consolidated Balance Sheets. The present value of obligations of certain other customers and the Absaloka contract mine operator has been classified as contractual third party reclamation obligations on the Consolidated Balance Sheets. The Company’s estimated gross obligation for final reclamation that is not the contractual responsibility of others is $128.6 million (on an undiscounted basis), or approximately $56.7 million on a present value basis at March 31, 2005.

        Changes in the Company’s asset retirement obligations from January 1, 2005 to March 31, 2005 (in thousands) were:

Asset retirement obligation - beginning of year	$140,793
Accretion	2,376
Settlements (final reclamation performed)	(969)
Loss on settlements	503

Asset retirement obligation - March 31, 2005	$142,703

Royalty Claims

        The Company has received demand letters from the Montana Department of Revenue (“DOR”), as agent for the Minerals Management Service (“MMS”) of the U.S. Department of the Interior, asserting underpayment of certain royalties allegedly due at the Rosebud Mine. The claims relate to the fees the Company receives to transport coal from the contract delivery point to the customer, certain “take or pay” payments the Company received when its customers did not require coal, and adjustments for certain taxes. The total amount of the claims is approximately $15.5 million, including penalties and interest, which continues to accrue. The Company continues to receive transportation fees and expects DOR to assert claims for additional underpayment and to issue more demand letters until the appeal process is completed. The Company believes that the DOR/MMS claims are improper and is vigorously contesting them. The appeal process will take several years. In the event of a negative outcome with DOR and MMS, the Company believes that certain of the Company’s customers are contractually obligated to reimburse the Company for any claims paid plus legal expenses. Based on the above factors, the Company has not accrued any amount for the claims.

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

        In August 2004, the Company, Entech, and the Official Committee of Entech’s Unsecured Creditors entered into a Stipulation and Order Resolving Defendants’ Motion to Dismiss and/or Stay and for Relief from Automatic Stay (the “Stipulation and Order”). In the Stipulation and Order, the parties agreed to refer the purchase price adjustment issues to an independent accountant as provided in the Stock Purchase Agreement. The parties also agreed which of Westmoreland’s objections to Entech’s closing certificate were to be resolved by the independent accountant and which should be resolved by the U.S. District Court in Delaware as claims for indemnification for breaches of the representations and warranties in the Stock Purchase Agreement. The parties further agreed that, notwithstanding the outcome of the independent accountant proceeding, no party would seek any monetary award against the other until the conclusion of both the independent accountant proceeding and the indemnification action.

        In November 2004, the independent accountant issued findings, including a revised closing date certificate. The revised closing date certificate showed a net amount due Westmoreland of $587,000. In our Current Report on Form 8-K dated May 15, 2001, we reported that the Stock Purchase Agreement specified that the purchase price shall be $138 million and contained a mechanism to adjust the purchase price. In that Form 8-K, we also reported that, as a result of preliminary estimates of the purchase price adjustment by Westmoreland and Entech, we acquired the stock of Entech’s subsidiaries for aggregate consideration of approximately $133 million. The independent accountant’s findings stated that the revised closing date certificate did not reflect this $5 million adjustment. Entech has requested that the independent account revise his findings to include this $5 million adjustment. The independent accountant has not revised his findings. At this time, the ultimate outcome of the purchase price adjustment proceeding is uncertain.

        On April 5, 2005, we and Entech conducted a non-binding mediation that was intended to address all of Entech’s claims against us and all of our claims against Entech. We and Entech did not reach a settlement. The mediator set a follow-up date in September 2005 to continue mediation.

        Our claims against Entech for indemnification have been set for trial in October 2005 in the U.S. District Court for the District of Delaware. The ultimate outcome of the indemnification action is currently uncertain.

        Under the Stipulation and Order, a party may seek a monetary award after the conclusion of both the purchase price adjustment proceeding and the indemnification action. We believe that, if we prevail in the indemnification action, we would be able to setoff any amount that might be awarded to us in that action against any amount that we might be determined to owe Entech in connection with the purchase price adjustment proceeding. In addition, the bankruptcy court would determine the relative priority of any amount that might be awarded to us in the indemnification action that exceeded any amount we might owe Entech in connection with the purchase price adjustment proceeding. Entech has argued that any such excess claim would be subordinated to general unsecured creditors. Although we dispute this position, the court may ultimately be required to determine the priority of any such claim. At this time, the ultimate outcome of this litigation is uncertain and the Company has not accrued any amount.

Tax Assessments

        The ROVA project is located in Halifax County, North Carolina and is the County’s largest taxpayer. In 2002, the County hired an independent consultant to review and audit the property tax returns for the previous five years. In May 2002, the County advised the ROVA project that its returns were being scrutinized for potential underpayment due to undervaluation of property subject to tax. ROVA responded to the County that its valuation was consistent with a preconstruction agreement reached with the County in 1996. In late 2002, the ROVA project received notice of an assessment of $4.6 million for the years 1997 to 2001. Since that date the County has increased the amount of its claim to $5.4 million, which includes tax years 1996, 2002, 2003 and 2004. With penalty and interest, the total amount claimed due by the County is $8.5 million. The ROVA project filed a protest of the assessment for 1996 to 2001 with the Property Tax Commission. On May 26, 2004, the Tax Commission denied the ROVA project’s protest and issued an order consistent with the County’s assessment. The ROVA project appealed the Tax Commission’s decision to the North Carolina Intermediate Court of Appeals on June 24, 2004. On April 20, 2005, the case was heard. The Court has 120 days to reach a decision. The ROVA project also filed a protest of the assessment for 2002 to 2004 with the Property Tax Commission. On March 24, 2005 the Tax Commission denied the ROVA project’s protest. On March 29, 2005, the ROVA project appealed the Tax Commission’s decision to the County Board of Equalization and Review. A hearing is scheduled for June 6, 2005.

        LG&E has agreed that, if we complete the ROVA acquisition, LG&E will indemnify the ROVA Project for one-half of the taxes, penalties, and interest assessed by Halifax County for the period through December 31, 2003 and for one-half of our reasonable attorneys’ fees and expenses incurred in settling or otherwise resolving Halifax County’s claims for this period. In 2004, the ROVA project accrued a liability of $4 million for the claims of which one-half is the Company’s share.

        Niagara Mohawk Power Corporation (“NIMO”) was party to power purchase agreements with independent power producers, including the Rensselaer project, in which we owned an interest. In 1997, the New York Public Service Commission approved NIMO’s plan to terminate or restructure 29 power purchase contracts. The Rensselaer project agreed to terminate its Power Purchase and Supply Agreement after NIMO threatened to seize the project under its power of eminent domain. NIMO and the Rensselaer project executed a settlement agreement in 1998 with a payment to the project. On February 11, 2003, the North Carolina Department of Revenue notified us that it had disallowed the exclusion of gain from the settlement agreement between NIMO and the Rensselaer project. The State of North Carolina has assessed a current tax of $3.5 million, interest of $1.3 million (through 2004), and a penalty of $0.9 million. We have filed a protest. The North Carolina Department of Revenue held a hearing on May 28, 2003. In November 2003, we submitted further documentation to the State to support our position. On January 14, 2005, the North Carolina Department of Revenue concluded that the additional assessment is statutorily correct. We are currently evaluating our options, which include requesting a formal hearing with the Department of Revenue and appealing the decision to the Superior Court of North Carolina, before responding to the North Carolina Department of Revenue. The Company has not accrued any amount for the assessment.

McGreevey Litigation

        In late 2002, the Company was served with a complaint in a case styled McGreevey et al. v. Montana Power Company et al. in a Montana State court. The plaintiffs are former stockholders of Montana Power who filed their first complaint on August 16, 2001. This was the Plaintiffs’ Fourth Amended Complaint which added Westmoreland as a defendant to a suit against Montana Power Company, various officers of Montana Power Company, the Board of Directors of Montana Power Company, financial advisors and lawyers representing Montana Power Company and the purchasers of some of the businesses formerly owned by Montana Power Company and Entech, Inc., a subsidiary of Montana Power Company. The plaintiffs seek to rescind the sale by Montana Power of its generating, oil and gas, and transmission businesses, and the sale by Entech of its coal business or to compel the purchasers to hold these businesses in trust for the shareholders. The Plaintiffs contend that they were entitled to vote to approve the sale by Entech to the Company even though they were not shareholders of Entech. Westmoreland has filed an answer, various affirmative defenses and a counterclaim against the plaintiffs.

        The litigation was transferred to the U.S. District Court in Billings, Montana. On July 12, 2004, the plaintiffs filed a status report with the U.S. District Court. In the status report, the plaintiffs stated that the insurance companies that insure the former officers and directors of Montana Power had agreed to pay $67 million into escrow, pending approval of a settlement agreement and a determination by the bankruptcy court that no other claimant or class of claimants is entitled to any portion of the settlement proceeds. As part of the proposed settlement, the McGreevey plaintiffs would dismiss their claims against us and our subsidiaries, among others. The parties continue to negotiate the terms of the proposed settlement. The Company has not accrued any amount for the claims.

Combined Benefit Fund

        The Company makes monthly premium payments to the UMWA Combined Benefit Fund (“CBF”), a multiemployer health plan neither controlled nor administered by the Company. In 1996, a Federal Court ordered a decrease in the premiums charged by the CBF as a result of a finding that the formula being used by the government to determine reimbursement for health benefits under the Coal Act had been discontinued and that the actual amounts received by the CBF should be used instead. In connection with a separate case brought by the CBF, the Trustees of the CBF obtained notice of a premium increase on June 10, 2003 for beneficiaries assigned to companies under the Coal Act from the Social Security Administration (“SSA”). The CBF seeks to impose the increase retroactively to 1995 and has imposed a retroactive “catch-up” premium equal to the entire amount alleged to be due for the period from 1995 through October 2003, payable over the twelve months commencing October 2003. The net effect of these assessments increased the Company’s monthly payments to the CBF to $859,000 for the twelve months ending September 2004. The Company paid the higher monthly invoices and is vigorously pursuing its legal remedies. The Company accrued the entire retroactive portion of the CBF premiums in 2003. In late 2004, the parties to this case filed motions for summary judgment and the Company is currently awaiting the Court’s decision. Through September 2003, we paid a monthly premium of approximately $400,000. This amount is recalculated each October. Commencing October 2004, the Company resumed paying approximately $400,000 per month to the CBF.

        The Company is a party to other claims and lawsuits with respect to various matters in the normal course of business. The ultimate outcome of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

8.     ROVA ACQUISITION

        On August 25, 2004, we signed an Interest Purchase Agreement with a subsidiary of LG&E Energy LLC. The term “LG&E” refers to LG&E Energy LLC and its subsidiaries. In that agreement, the Company agreed to acquire LG&E’s 50% interest in the ROVA project for (1) a cash payment to LG&E at closing of approximately $22 million and (2) the assumption by the Company’s subsidiaries of LG&E’s portion of the ROVA project’s debt. LG&E’s share of this debt is approximately $103 million at December 31, 2004. The purchase price will be reduced by the amount of any distributions LG&E receives from the ROVA project between August 2004 and closing. Based on distributions LG&E received through March 31, 2005, the cash payment to LG&E would be reduced to $17.4 million. In addition, the Company must post cash or letters of credit with a value of approximately $9.8 million to replace LG&E’s portion of the ROVA project’s debt service reserve accounts. In November 2004, Dominion Virginia Power, the purchaser of the electricity generated by the ROVA Project, asserted that it had a right of first refusal with respect to LG&E’s interest. The Company was negotiating with Dominion Virginia Power to address its claim when, on March 24, 2005, Dominion Virginia Power filed a Petition for Declaratory Judgment in Virginia in the Circuit Court of the City of Richmond seeking an order validating its alleged first right of refusal under the power purchase agreement to acquire LG&E’s partnership interest in the ROVA project. On April 29, 2005, the ROVA project filed a demurrer in the Circuit Court of the City of Richmond requesting the Petition for Declaratory Judgment be denied. The Interest Purchase Agreement has not been terminated or amended and remains in effect pending resolution of Dominion Virginia Power’s claim and receipt of the remaining consents necessary to complete the transaction.

9.     RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the FASB changed the effective date of SFAS 123R to the first interim or annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.

        As a result the Company will adopt SFAS 123R as of the first quarter of 2006. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, including whether the adoption will result in charges to net income that are similar to the current pro forma disclosures under SFAS No. 123 (see Note 4 to Consolidated Financial Statements). The Company must first determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at the date of adoption. The Company does not expect that adoption will have a material adverse impact on the Company’s consolidated results of operations and financial position.

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: An Amendment of ARB 43, Chapter 4” (SFAS No. 151). This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that amounts be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of inventory be based on the normal capacity of the production facilities. The provisions of this Statement are effective for fiscal years beginning after June 15, 2005. The Company does not expect this guidance to have a material impact on its consolidated results of operations and financial condition.

        In March 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-6 “Accounting for Stripping Costs in the Mining Industry” (EITF 04-6). This guidance defines stripping costs as variable production costs that should be considered a component of mineral inventory cost subject to the provisions of ARB 43. According to the provisions of ARB 43, all costs of producing the reserves should be considered costs of the extracted minerals under a full absorption costing system and recognized as a component of cost of sales-coal in the same period as the related revenue. The Company classifies stripping costs as overburden removal costs and is evaluating the impact of adopting EITF 04-6 and has not yet determined the effect adoption will have on its consolidated results of operations and financial position. The provisions of EITF 04-6 are effective for fiscal years beginning after December 15, 2005.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2004 to March 31, 2005

Forward-Looking Disclaimer

        Throughout this Form 10-Q, we make statements which are not historical facts or information and that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; health care cost trends; the cost and capacity of the surety bond market; the Company’s ability to manage growth and significantly expanded operations; the ability of the Company to implement its growth and development strategy; the Company’s ability to pay the preferred stock dividends that are accumulated but unpaid; the Company’s ability to retain key senior management; the Company’s access to financing; the Company’s ability to maintain compliance with debt covenant requirements; the Company’s ability to achieve anticipated cost savings and profitability targets; the Company’s ability to successfully identify new business opportunities; the Company’s ability to negotiate profitable coal contracts, price reopeners and extensions; the Company’s ability to predict or anticipate commodity price changes; the Company’s ability to maintain satisfactory labor relations; changes in the industry; competition; the Company’s ability to utilize its income tax net operating losses; the ability to reinvest cash, including cash that has been deposited in reclamation accounts, at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; the demand for electricity; the performance of the ROVA Project and the structure of the ROVA Project’s contracts with its lenders and Dominion Virginia Power; our ability to complete the acquisition of the portion of the ROVA project that we do not currently own; the effect of regulatory and legal proceedings, including the bankruptcy filing by Touch America Holdings Inc. and Entech Inc.; environmental issues, including the cost of compliance with existing and future environmental requirements; the claims between the Company and Montana Power; the risk factors set forth below; and the other factors discussed in Items 1, 2, 3 and Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. The Company disclaims any duty to update these statements, even if subsequent events cause its views to change.

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

        We currently own a 50% interest in the ROVA I and II coal-fired plants, which have a total generating capacity of 230 MW. We also retain a 4.49% interest in the gas-fired Fort Lupton Project, which has a generating capacity of 290 MW and provides peaking power to the local utility. The ROVA Project is baseloaded and supplies power pursuant to a long-term contract.

Challenges

        We believe that our principal challenges today include the following:

•	inflation in medical costs and longer life expectancies, which can increase our expense for active employees and heritage health benefit costs;

•	maintaining and collateralizing our Coal Act and reclamation bonds;

•	transitioning from an approach towards growth and development that seeks to maximize the use of our net operating loss carryforwards to one that considers the need to pay higher alternative minimum taxes;

•	managing the production and costs of our operations;

•	proposed new environmental regulations, which have the potential to significantly reduce sales primarily from our Absaloka, Jewett and Beulah Mines; and

•	addressing the claims for potential taxes and royalties asserted by various governmental entities.

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

                 Related Information

        The present value of our actuarially determined liability for postretirement medical costs increased approximately $1.8 million between December 31, 2004 and March 31, 2005. Actuarial valuations project that our retiree health benefit costs appear to be leveling off in the near term and then will decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines. We incurred cash costs of $4.9 million and $7.3 million for postretirement medical costs during the first quarter of 2005 and 2004, respectively. We expect to incur approximately $21 million of these costs in all of 2005 compared to $25.1 million paid in 2004 (including $3.5 million of the CBF’s retroactive assessment, which was paid in 2004 pending the outcome of that litigation).

        The Company incurred a $3.2 million non-cash charge for actuarial adjustments to the workers’ compensation liability for the Company’s former Virginia Division in the fourth quarter of 2004. The Company closed the Virginia Division in 1995. The pool of former Virginia Division employees eligible to receive workers’ compensation has been fixed for some time, and the Company’s obligation to pay lost wages has expired; however, the Company incurred this charge because its obligation to pay medical benefits has continued longer and at higher levels than originally forecast by the Company’s actuaries.

        Our worker’s compensation liability is recorded on an undiscounted basis on the balance sheet. We incurred cash costs of $0.3 million for workers’ compensation benefits during the first three months of 2005 compared to $0.5 million in 2004. We expect to incur lower cash costs for workers’ compensation benefits in 2005 than we did in 2004 and expect that amount to decline to nearly zero over the next approximately ten years. We anticipate that these costs will decline because we are no longer self-insured for workers’ compensation benefits and have had no new claimants since 1995.

        We do not pay pension or black lung benefits directly. These benefits are paid from trusts that we established and funded. As of March 31, 2005, our pension trusts are underfunded, and we expect to contribute approximately $2.4 million to these trusts in 2005. Of that amount, $0.4 million was contributed in the first quarter. As of March 31, 2005, our black lung trust is overfunded by $3.9 million and we do not expect to be required to make additional contributions to this trust.

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

        As of December 31, 2004 we had approximately $176 million of NOLs. These NOLs expire at various dates through 2023. When we have taxable income, we can use our NOLs to shield that income from regular U.S. Federal income tax. Our ability to use our NOLs thus depends on all the factors that determine taxable income, including operational factors, such as new coal sales, and non-operational factors, such as increases in heritage health benefit costs. Under Federal tax law, our ability to use our NOLs would be limited if we had a “change of ownership” within the meaning of the Federal tax code.

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

        If we increase our estimated utilization of NOLs, we decrease the valuation allowance, increase our net deferred income tax assets and recognize an income tax benefit in earnings. If we decrease our estimated utilization of NOLs, we increase the valuation allowance, decrease our net deferred income tax assets and increase income tax expense. These changes can materially affect our net income and our assets. In the quarter ended March 31, 2005, for example, we reduced the valuation allowance by $2.5 million because of an increase in the expected amount of Federal net operating losses to be used in future years. We also made other adjustments in our net deferred tax assets. As a result of these estimates and adjustments and changes in temporary differences between book and tax accounting, our net deferred income tax assets increased from $84.7 million at December 31, 2004 to $87.7 million at March 31, 2005, and we recognized an income tax benefit of $2.4 million.

Liquidity and Capital Resources

        In 2004, Westmoreland Mining LLC borrowed an additional $35 million from its lenders pursuant to what we call the add-on facility. The add-on facility permits Westmoreland Mining to undertake certain significant capital projects in the near term without adversely affecting cash available to us. We believe that Westmoreland Mining’s add-on facility substantially improves our near term liquidity. In addition, even though the requirements of Westmoreland Mining’s basic term loan agreement, including debt service requirements, restrict our access to some of Westmoreland Mining’s cash, Westmoreland Mining itself provides significant liquidity.

        Cash provided by operating activities was $6.1 million for the three months ended March 31, 2005, compared with $3.9 million for the three months ended March 31, 2004. Cash from operations in 2005 compared to 2004 increased primarily because of higher distributions from the ROVA project. Working capital was $21.3 million at March 31, 2005 compared to $18.9 million at December 31, 2004. The increase in working capital resulted primarily from an increase in trade receivables due to normal timing differences, and a decrease in the current portion of postretirement medical costs partially offset by an increase in the current portion of asset retirement obligations.

        We used $5.8 million of cash in investing activities in the three months ended March 31, 2005 and $4.6 million in the three months ended March 31, 2004. Cash used in investing activities in 2005 included $4.7 million of additions to property, plant and equipment for mine equipment and development projects. Cash used in investing activities in 2005 also included an increase of $1.1 million in our restricted accounts, pursuant to Westmoreland Mining’s term loan agreement and as collateral for our surety bonds. Additions to property and equipment in 2004 using cash were $2.1 million. Increases in restricted cash accounts were $2.6 million.

        We used cash of $2.5 million in financing activities in the three months ended March 31, 2005, primarily due to $2.8 million used for the repayment of long-term and revolving debt. Cash provided from financing activities of $15.6 million in the first three months of 2004 included $18.7 million from new borrowing of long-term debt, net of debt issuance costs. We used cash of $3.2 million for repayment of long-term and revolving debt in 2004.

        Consolidated cash and cash equivalents at March 31, 2005 totaled $9.0 million, including $0.9 million at Westmoreland Mining, $5.4 million at Westmoreland Resources, and $2.7 million at our captive insurance subsidiary. Consolidated cash and cash equivalents at December 31, 2004 totaled $11.1 million, including $4.6 million at Westmoreland Mining, $4.1 million at Westmoreland Resources, and $2.5 million at the captive insurance subsidiary. The cash at Westmoreland Mining is available to us through quarterly distributions, as described below. The cash at Westmoreland Resources is available to us through dividends. In addition, we had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $32.9 million at March 31, 2005 and $32.7 million at December 31, 2004. The restricted cash at March 31, 2005 included $22.2 million in Westmoreland Mining’s debt service reserve and long-term prepayment accounts. At March 31, 2005, our reclamation, workers’ compensation and postretirement medical cost obligation bonds were collateralized by interest-bearing cash deposits of $10.9 million, which amounts we have classified as non-current assets. In addition, we had accumulated reclamation deposits of $56.4 million at March 31, 2005, which we received from customers of the Rosebud Mine to pay for reclamation. We also had $5.0 million in interest-bearing debt reserve accounts for the ROVA project at March 31, 2005. This cash is restricted as to its use and is classified as part of our investment in independent power projects.

        Westmoreland Mining’s term loan agreement restricts Westmoreland Mining’s ability to make distributions to Westmoreland Coal Company from ongoing operations. Until Westmoreland Mining has fully paid the original acquisition debt, which is scheduled for December 31, 2008, Westmoreland Mining may only pay Westmoreland Coal Company a management fee and distribute to Westmoreland Coal Company 75% of Westmoreland Mining’s surplus cash flow. Westmoreland Mining is depositing the remaining 25% into an account that will fund the $30 million balloon payment due December 31, 2008. The add-on facility only restricts distributions to the extent funds are needed to maintain a debt service reserve equal to the next six months principal and interest payments.

        As previously reported, under Westmoreland Mining’s term loan agreement, Westmoreland Mining is permitted to make quarterly distributions to Westmoreland Coal Company subject to adjustment at year end for audited financial information. Following the preparation of audited financial statements for Westmoreland Mining for the year ended December 31, 2004, Westmoreland Mining determined that it had distributed in 2004 an amount greater than was permitted under the term loan agreement. It is allowed to deduct that amount from future distributions to Westmoreland Coal Company, which it did for the quarter ended March 31, 2005. With that deduction, Westmoreland Mining is now permitted to resume distributions in future periods from any surplus funds.

        Westmoreland Mining has a revolving credit facility which expires in April 2007 of $12 million. As of March 31, 2005, all of the facility was available to borrow.

        As of March 31, 2005, Westmoreland Coal Company had its entire $14.0 million revolving line of credit available to borrow.

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

Liquidity Outlook

        We described certain liquidity comparisons in the Liquidity Outlook section of the Annual Report on Form 10-K for the year ended December 31, 2004. All of the items described in that report continue to be important to us.

Growth and Development

        We describe in Note 8 to the Consolidated Financial Statements of this Form 10-Q the possible acquisition of the ROVA interest from LG&E and the financial implications of its purchase in our Annual Report on Form 10-K for the year ended December 31, 2004 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Implications of the ROVA Acquisition.”

        Continued growth remains an important part of our strategy. The application for an air permit for our Gascoyne Project in North Dakota was filed in May 2004 and a completeness determination was received in July. The North Dakota Department of Health (Department of Health) issued a draft air permit on March 29, 2005. The Department of Health started a 30 day public comment period on April 2, 2005 that included a public hearing on April 21. The public comment period concluded on May 1, 2005. The Department of Health is expected to issue the final air permit before the end of the second quarter of 2005.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements within the meaning of the rules of the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004.

Coal Operations. Coal sold was 7.4 million tons in both of the quarters ended March 31, 2005 and 2004. Although overall tons sold held steady, the Absaloka Mine increased sales while there was lower production at the Beulah Mine related to reduced sales to the Heskett Station. Excluding the recovery of past period commodity costs realized in the first quarter, our overall revenue has increased due to higher contract prices, including the increased price under the Rosebud Mine’s contract with the Colstrip Units 1 & 2, which was redetermined in the second quarter 2004. Revenues also increased because arrangements in place allowed the Company’s mining operations to recover portions of past cost increases for commodities, including a one-time $2.4 million “catch-up” payment. The Company’s coal sales contracts generally protect our operations against cost inflation, either through direct pass-through or through index adjustments, and we are in the process of negotiating provisions to cover commodity price risk under certain contracts where such provisions have been temporary or absent. Cost of sales increased for the first quarter of 2005 compared to the comparable period in 2004 primarily as a result of increased commodity prices and higher stripping ratios.

        The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter Ended
	March 31,
	2005	2004	Change

Revenues – thousands	$86,099	$77,132	12%

Volumes – millions of equivalent coal tons	7.447	7.446	0%

Cost of sales – thousands	$67,758	$60,203	13%

        The Company’s business is subject to weather and some seasonality. The power-generating plants that we supply typically schedule their regular maintenance for the spring and fall seasons.

        Depreciation, depletion and amortization increased to $4.7 million in the first quarter of 2005 compared to $3.8 million in 2004‘s first quarter. The increase is primarily related to increased capital expenditures at the mines for both continued mine development and the replacement of mining equipment and increased amortization of capitalized asset retirement costs.

Independent Power. Our equity in earnings from independent power operations decreased to $5.2 million in the first quarter 2005 from $5.4 million in the quarter ended March 31, 2004 due to decreased generation and higher operating and maintenance expenses. For the quarters ended March 31, 2005 and 2004, the ROVA project produced 442,000 and 456,000 megawatt hours, respectively, and achieved average capacity factors of 96% and 98%, respectively. Neither period had major scheduled maintenance outages, resulting in high capacity factors for both periods, although in 2005 the ROVA I unit experienced four unplanned outage days to repair spray line leaks. We also recognized $211,000 in equity earnings in first quarter 2005, compared to $164,000 in the quarter ended March 31, 2004 from our 4.49% interest in the Ft. Lupton project.

Costs and Expenses. Selling and administrative expenses decreased to $6.3 million in the quarter ended March 31, 2005 compared to $7.7 million in the quarter ended March 31, 2004. The decrease is primarily a result of projected lower long-term incentive plan costs. Long-term incentive compensation decreased $1.1 million in first quarter 2005 compared to the three months ended March 31, 2004 because the price of the Company’s stock decreased in the first quarter of 2005 compared to our peer companies. In general, this expense increases or decreases as the market price of the Company’s common stock increases or decreases.

        Heritage health benefit costs increased to $7.7 million in the first quarter of 2005 from $7.2 million in the first quarter 2004 due primarily to a decrease in the amount by which the black lung trust is overfunded as a result of increased interest rates that decreased the market value of the trust’s assets.

        Interest expense was $2.6 million and $2.5 million for the three months ended March 31, 2005 and 2004, respectively. Interest associated with the larger amount of outstanding debt as a result of Westmoreland Mining’s “add-on” facility in the first and fourth quarters of 2004 was mostly offset by the lower interest payments due to the pay-down of the acquisition financing obtained during 2001 in connection with the purchase of the Montana Power (Entech) and Knife River coal operations. Interest income decreased in 2005 due to lower short-term investments earning interest although there were larger restricted cash and surety bond collateral balances that are invested.

        As a result of the acquisitions we completed in the spring of 2001, the Company recognized a $55.6 million deferred income tax asset in April 2001, which assumed that a portion of previously unrecognized net operating loss carryforwards would be utilized because of the projected generation of future taxable income. That amount has grown over the years as it is estimated more net operating losses will be used. The deferred tax asset increased to $87.7 million as of March 31, 2005 from $84.7 million at December 31, 2004 because of temporary differences (such as accruals for pension and reclamation expense, which are not deductible for tax purposes until paid) arising during the intervening period and due to a reduction of the deferred income tax valuation allowance discussed above. Deferred tax assets are comprised of both a current and long-term portion. When taxable income is generated, the deferred tax asset relating to the Company’s net operating loss carryforwards is reduced and a deferred tax expense (non-cash) is recognized although no regular Federal income taxes are paid. The income tax expense for the first quarter of 2005 represents current income tax obligations for State income taxes and for Federal alternative minimum tax, partially reduced by the utilization of a portion of the Company’s net operating loss carryforwards, net of the impact of changes in deferred tax assets and liabilities. The deferred tax benefit of $2.8 million recognized in the first quarter of 2005 includes a $2.5 million reduction in the valuation allowance resulting from an increase in the amount of Federal net operating loss carryforwards we expect to utilize before their expiration.

RISK FACTORS

        In addition to the trends and uncertainties described in Items 1 and 3 of our Annual Report on Form 10-K for the year ended December 31, 2004 and elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are subject to the risks set forth below.

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

        Our coal mining operations are all surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production and increase the cost of mining at particular mines for varying lengths of time and negatively affect our profitability. These conditions or events include:

•	unplanned equipment failures, which could interrupt production and require us to expend significant sums to repair our capital equipment, including our draglines, the large machines we use to remove the soil that overlies coal deposits;

•	geological conditions, such as variations in the quality of the coal produced from a particular seam, variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; and

•	weather conditions.

Examples of recent conditions or events of these types include the following:

•	In the first quarter of 2004, electrical components on the dragline at our Savage Mine failed. This reduced overburden removal and increased costs at that mine for a period of 10 1/2 days while the dragline was being repaired.

•	In the first quarter of 2005, our Beulah Mine experienced sloughage, a condition in which the side of the pit partially collapses and must be stabilized before mining can continue. Unstable conditions in the pit impeded the use of a dragline at that mine for a period of 4 days. The machine could not operate until conditions were stabilized.

•	In the second quarter of 2004, our Jewett Mine received approximately 93% more rain than normal, impeding production.

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

        In August 2004, we agreed to acquire from LG&E the 50% interest in the ROVA Project that we do not currently own. In November 2004, Dominion Virginia Power asserted that it had a right of first refusal with respect to LG&E’s interest in this project, and in March 2005, Dominion Virginia Power filed a Petition for Declaratory Judgment in the Circuit Court of the City of Richmond, Virginia, seeking an order validating its alleged first right of refusal. In view of Dominion Virginia Power’s claim, there can be no assurance that we will be able to acquire LG&E’s interest in the ROVA Project.

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

        Dominion Virginia Power’s alleged right of first refusal is pending in a court proceeding, and there can be no assurance that we will prevail on this issue. In addition, many of the conditions to the closing of the ROVA acquisition are beyond our control, and there can be no assurance that those conditions will be satisfied.

We are a party to numerous legal proceedings, some of which, if determined unfavorably to us, could result in significant monetary damages.

        We are a party to several legal proceedings, which are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2004 under Item 3 – “Legal Proceedings”, and in Note 7 (“Contingencies”) to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Adverse outcomes in some or all of the pending cases could result in substantial damages against us or harm our business.

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

        We provide various postretirement medical and life insurance benefits to current and former employees and their dependents. We estimate the amounts of these obligations based on assumptions described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Related Matters” herein. We accrue amounts for these obligations, which are unfunded, and we pay as costs are incurred. If our assumptions change, the amount of our obligations could increase, and if our assumptions are inaccurate, we could be required to expend greater amounts than we anticipate. We estimate that our gross obligation for postretirement medical and life insurance benefits was $259.8 million at December 31, 2004. We had an accrued liability for postretirement medical and life insurance benefits of $136.0 and $134.2 million at March 31, 2005 and December 31, 2004, respectively, and we expect to accrue an additional $123.8 million over the next ten years, as permitted by Statement of Financial Accounting Standards No. 106. We regularly revise our estimates, and the amount of our accrued obligations is subject to change.

We have a significant amount of debt, which imposes restrictions on us and may limit our flexibility, and a decline in our operating performance may materially affect our ability to meet our future financial commitments and liquidity needs.

        As of March 31, 2005, our total indebtedness was approximately $114.5 million, which included Westmoreland Mining’s obligations under its term loan agreement, including the add-on facility described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” We will assume significant non-recourse debt upon completion of the ROVA acquisition, we may incur additional indebtedness to finance the ROVA acquisition and we may incur additional indebtedness in the future, including indebtedness under our two existing revolving credit facilities.

        Westmoreland Mining’s term loan agreement restricts its ability to distribute cash to Westmoreland Coal Company through 2011 and limits the types of transactions that Westmoreland Mining and its subsidiaries can engage in with Westmoreland Coal Company and our other subsidiaries. Westmoreland Mining executed the term loan agreement in 2001 and used the proceeds to finance its acquisition of the Rosebud, Jewett, Beulah and Savage Mines. The final payment on this indebtedness, which we call Westmoreland Mining’s acquisition debt, is in the amount of $30 million and is due on December 31, 2008. After payment of principal and interest, 25% of Westmoreland Mining’s surplus cash flow is dedicated to an account that is expected to fund this final payment. The $35 million add-on facility is scheduled to be paid-down from 2009 through 2011. Westmoreland Mining has pledged or mortgaged substantially all of its assets and the assets of the Rosebud, Jewett, Beulah and Savage Mines, and we have pledged all of our member interests in Westmoreland Mining, as security for Westmoreland Mining’s indebtedness. In addition, Westmoreland Mining must comply with financial ratios and other covenants specified in the agreements with its lenders. Failure to comply with these ratios and covenants or to make regular payments of principal and interest could result in an event of default.

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

        At March 31, 2005, the ROVA Project had total debt of approximately $194 million. The ROVA Project’s credit agreement restricts its ability to distribute cash, contains financial ratios and other covenants, and is secured by a pledge of the project and substantially all of the project’s assets. If the ROVA Project fails to comply with these ratios and covenants or fails to make regular payments of principal and interest, an event of default could occur. A substantial portion of the ROVA Project’s cash flow must be used to pay principal of and interest on its indebtedness and is not available to us. If the ROVA Project were to default on its debt service obligations, a creditor may be able to foreclose on assets that are important to our business.

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

Stricter environmental regulations, including regulations recently adopted by the EPA, could reduce the demand for coal as a fuel source and cause the volume of our sales to decline.

        Coal contains impurities, including sulfur, mercury, nitrogen and other elements or compounds, many of which are released into the air when coal is burned. Stricter environmental regulation of emissions from coal-fired electric generating plants could increase the costs of using coal, thereby reducing demand for coal as a fuel source generally, and could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. The U.S. Environmental Protection Agency, or EPA, has recently adopted regulations that could increase the costs of operating coal-fired power plants, including the ROVA Project. Congress is considering legislation that would have this same effect. At this time, we are unable to predict the impact of these new regulations on our business. However, we expect that the new regulations may alter the relative competitiveness among coal suppliers and coal types. The new regulations could also disadvantage some or all of our mines, and notwithstanding our coal supply contracts we could lose all or a portion of our sales volumes and face increased pressure to reduce the price for our coal, thereby reducing our revenues, our profitability and the value of our coal reserves.

        In March 2005, the EPA issued the Clean Air Interstate Rule (“CAIR”) and Clean Air Mercury Rule (“CAMR”). The CAIR will reduce emissions of sulfur dioxide and nitrogen oxide in 28 eastern States and the District of Columbia. Texas and Minnesota, in which customers of the Jewett and Absaloka mines are located, and North Carolina, where the ROVA Project is located, are subject to the CAIR. The CAIR requires these States to achieve required reductions in emissions from electric generating units, or EGUs, in one of two ways: (1) through participation in an EPA-administered, interstate “cap and trade” system that caps emissions in two stages, or (2) through measures of the State’s choice. Under the cap and trade system, the EPA will allocate emission “allowances” for nitrogen oxide to each State. The 28 States will distribute those allowances to EGUs, which can trade them. To control sulfur dioxide, the EPA will reduce the existing allowance allocations for sulfur dioxide that are currently provided under the acid rain program established pursuant to Title IV of the Clean Air Act Amendments. EGUs may choose among compliance alternatives, including installing pollution control equipment, switching fuels, or buying excess allowances from other EGUs that have reduced their emissions. Aggregate sulfur dioxide emissions are to be reduced from 2003 levels in two stages, a 45% reduction by 2010 and a 57% reduction by 2015. Aggregate nitrogen oxide emissions are also to be reduced from 2003 levels in two stages, a 53% reduction by 2009 and a 61% reduction by 2015.

        The CAMR applies to all States. The CAMR establishes a two-stage, nationwide cap on mercury emissions from coal-fired EGUs. Aggregate mercury emissions are to be reduced from 1999 levels in two stages, a 20% reduction by 2010 and a 70% reduction by 2018. The EPA expects that, in the first stage, emissions of mercury will be reduced in conjunction with the reductions of sulfur dioxide and nitrogen oxide under the CAIR. The EPA has assigned each State an emissions “budget” for mercury, and each state must submit a State Plan detailing how it will meet its budget for reducing mercury from coal-fired EGUs. Again, States may participate in an interstate “cap and trade” system or achieve reductions through measures of the State’s choice. The CAMR also establishes mercury emissions limits for new coal-fired EGUs (new EGUs are power plants for which construction, modification, or reconstruction commenced after January 30, 2004).

        These new rules are likely to affect the market for coal for at least three reasons:

•	Different types of coal vary in their chemical composition and combustion characteristics. For example, the lignite from our Jewett and Beulah mines is inherently higher in mercury than bituminous and sub-bituminous coal, and sub-bituminous coal from different seams can differ significantly.

•	Different EGUs have different levels of emissions control technology. For example, the ROVA Project has “state of the art” emissions control technology that reduces its emissions of sulfur dioxide and nitrogen oxide.

•	The CAIR is likely to affect the existing national market for sulfur dioxide emissions allowances, thereby indirectly affecting coal producers and consumers that are not directly subject to the CAIR.

        For all the foregoing reasons, and because it is unclear how States will allocate their emissions budgets, we are unable to predict at this time how these new rules will affect the Company.

        The Company’s contracts protect our sales positions, including volumes and prices, to varying degrees. However, we could face disadvantages under the new regulations that could result in our inability to renew some or all of our contracts as they expire or reach scheduled price reopeners or that could result in relatively lower prices upon renewal, thereby reducing our relative revenue, profitability, and/or the value of our coal reserves.

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

        Environmental regulations by the states in which our mines are located, or in which the generating plants they supply operate, may negatively affect demand for coal in general or for our coal in particular. For example, Texas passed regulations requiring all fossil fuel-fired generating facilities in the state to reduce nitrogen oxide emissions beginning in May 2003. In January 2004, we entered into a supplemental settlement agreement with Texas Genco II pursuant to which the Limestone Station must purchase a specified volume of lignite from the Jewett Mine. In order to burn this lignite without violating the Texas nitrogen oxide regulations, the Limestone Station is blending our lignite with coal, produced by others in the Southern Powder River Basin, and using emissions credits. Considerations involving the Texas nitrogen oxide regulations might affect the demand for lignite from the Jewett Mine in the period after 2007, which is the last year covered by the supplemental settlement agreement. Texas Genco II might claim that it is less expensive for the Limestone Station to comply with the Texas nitrogen oxide regulations by switching to a blend that contains relatively more coal from the Southern Powder River Basin and relatively less of our lignite. Other states are evaluating various legislative and regulatory strategies for improving air quality and reducing emissions from electric generating units. Passage of other state-specific environmental laws could reduce the demand for our coal.

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

        We estimate that our gross reclamation and mine-closing liabilities, which are based upon permit requirements and our experience, were $316.2 million (with a present value of $142.7 million) at March 31, 2005. Of these liabilities, our customers have assumed a gross aggregate of $187.6 million and have secured a portion of these obligations by posting bonds in the amount of $50 million and funding reclamation escrow accounts that currently hold approximately $56.4 million, in each case at March 31, 2005. We estimate that our gross obligation for final reclamation that is not the contractual responsibility of others was $128.6 million at March 31, 2005, and that the present value of our net obligation for final reclamation that is not the contractual responsibility of others was $56.7 million at March 31, 2005.

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

Commodity Price Risk

        The Company, through its subsidiaries Westmoreland Resources, Inc. and Westmoreland Mining LLC, produces and sells coal to third parties from coal mining operations in Montana, Texas and North Dakota, and through its subsidiary, Westmoreland Energy, LLC, produces and sells electricity and steam to third parties from its independent power projects located in North Carolina and Colorado. Nearly all of the Company’s coal production and all of its electricity and steam production are sold through long-term contracts with customers. These long-term contracts serve to reduce the Company’s exposure to changes in commodity prices although some of the Company’s contracts are adjusted periodically based upon market prices and some contracts provide for fixed pricing. The Company has not entered into derivative contracts to manage its exposure to changes in commodity prices, and was not a party to any such contracts at March 31, 2005.

Interest Rate Risk

        The Company and its subsidiaries are subject to interest rate risk on its debt obligations. Long-term debt obligations have fixed interest rates, and the Company’s revolving lines of credit have a variable rate of interest indexed to either the prime rate or LIBOR. There were no balances outstanding on these instruments as of March 31, 2005. Westmoreland Mining’s Series D Notes under its term debt agreement have a variable interest rate based on LIBOR. A one percent change in the LIBOR would increase or decrease interest expense by $146,000 on an annual basis. The Company’s heritage health benefit costs are also impacted by interest rate changes because its pension, pneumoconiosis and post-retirement medical benefit obligations are recorded on a discounted basis.

ITEM 4
CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

        As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, “Item 3 - Legal Proceedings,” the Company has litigation which is still pending. For developments in these proceedings, see Notes 7 and 8 to our Consolidated Financial Statements, which are incorporated by reference herein.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

        See Note 4 “Capital Stock” to our Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 5
OTHER INFORMATION

        The description of the Company’s annual incentive compensation for each of the Company’s executive officers and key managers awarded for 2004 is incorporated by reference to Westmoreland’s definitive proxy statement filed in accordance with Regulation 14A on April 18, 2005.

        In addition, the Compensation and Benefits Committee has established a similar set of weighted performance objectives for the 2005 award. The award will be determined based upon the Company’s financial performance during 2005 and awarded in early 2006.

ITEM 6
EXHIBITS

a)	Exhibits

(10.1)	Summary of the Compensation of the Named Executive Officers of Westmoreland Coal Company.

(10.2)	Summary of the Fees Paid to the Directors of Westmoreland Coal Company

(10.3)	Annual Bonus Opportunities for Fiscal 2005 for the Named Executive Officers of Westmoreland Coal Company

(10.4)	The description of the annual incentive compensation paid to the Company's named executive officers for 2004 is incorporated by reference from page 32 of the Company's Definitive Schedule 14A filed April 18, 2005 (SEC File No. 001-11155).

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: May 10, 2005	/s/ David J. Blair
David J. Blair
Chief Financial Officer
(A Duly Authorized Officer)

/s/ Diane M. Nalty
Diane M. Nalty
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Summary of the Compensation of the Named Executive Officers of Westmoreland Coal Company.

10.2	Summary of the Fees Paid to the Directors of Westmoreland Coal Company

10.3	Annual Bonus Opportunities for Fiscal 2005 for the Named Executive Officers of Westmoreland Coal Company

10.4	The description of the annual incentive compensation paid to the Company’s named executive officers for 2004 is incorporated by reference from page 32 of the Company’s Definitive Schedule 14A filed April 18, 2005 (SEC File No. 001-11155).

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Certifications pursuant to 18 U.S.C. Section 1350.

Exhibit 10.1

SUMMARY OF THE COMPENSATION OF THE NAMED EXECUTIVE OFFICERS OF
WESTMORELAND COAL COMPANY

This exhibit summarizes the compensation of the named executive officers of Westmoreland Coal Company (the “Company”). The term “named executive officers” is defined in Item 402(a)(3) of Regulation S-K, and in accordance with that item, the identity of the named executive officers is determined as of December 31, 2004. This summary is current as of May 10, 2005, and the salaries set forth below have been in effect since July 1, 2004. None of the named executive officers has an employment agreement with the Company and each serves as an “at will” employee.

Annual Base Salary

Name	Title	Annual Base Salary
Christopher K. Seglem	Chairman of the Board, President and Chief Executive Officer	$ 498,750
Thomas G. Durham	Vice President, Coal Operations	$ 187,852
Todd A. Myers	Vice President, Sales and Marketing	$ 182,882
Ronald H. Beck	Vice President-Finance and Treasurer, Assistant Secretary	$ 159,934

Annual Cash Bonus

Each of the named executive officers is eligible to participate in the Company’s annual incentive plan on such terms as may be determined by the Compensation and Benefits Committee of the Company’s Board of Directors (the “Committee”)

Long-Term Incentive Compensation

Each of the named executive officers is eligible to receive long-term incentive compensation on such terms as may be determined by the Committee

Exhibit 10.2

SUMMARY OF THE FEES PAID TO THE DIRECTORS OF WESTMORELAND COAL COMPANY

This exhibit summarizes the fees paid to the directors of Westmoreland Coal Company (the “Company”) as of May 10, 2005, and the fees set forth below have been in effect since May 22, 2003.

The Company compensates the members of its Board of Directors who are not employees of the Company (“non-employee directors”) by paying them an annual retainer and a fee for each meeting of the Board or committee that they attend and by granting them restricted shares of the Company’s common stock, par value $2.50 per share (“Common Stock”).

Each non-employee director receives an annual retainer of $30,000, $18,000 of which is paid in cash and the remaining $12,000 of which non-employee directors may elect to receive in cash or in Common Stock. Each non-employee director also receives $1,000 per meeting attended of the Board and of each committee of which he is a member. The Chairman of the Audit Committee receives an additional $750 per meeting, the Chairman of the Compensation and Benefits receives an additional $650 per meeting, and the chairmen of all other committees of the Company’s Board of Directors receive an additional $500 per meeting attended and chaired.

In addition, each non-employee director receives, as an initial grant upon first joining the Board, options to purchase a number of shares of Common Stock equal to $30,000 in value; each non-employee director receives thereafter upon his re-election to the Board a grant of restricted stock equal in value to $30,000.

Directors of the Company who are also employees of the Company do not receive any of the fees described in this summary.

Exhibit 10.3

ANNUAL BONUS OPPORTUNITIES FOR FISCAL 2005 FOR THE NAMED EXECUTIVE OFFICERS
OF WESTMORELAND COAL COMPANY

This exhibit summarizes the annual bonus potentially payable to the named executive officers of Westmoreland Coal Company (the “Company”) under the Company’s annual incentive plan. The term “named executive officers” is defined in Item 402(a)(3) of Regulation S-K, and in accordance with that item, the identity of the named executive officers is determined as of December 31, 2004. The annual incentive plan takes the form of resolutions adopted by the Compensation and Benefits Committee of the Company’s Board of Directors (the “Committee”) and does not exist separate from those resolutions.

The Committee has established a set of weighted performance objectives for each of the Company’s executive officers and key managers for 2005. The objectives established by the Committee for 2005 relate to safety at the Company’s operations (35% weight) and the Company’s financial performance relative to the budget approved by the Board (30% weight). In addition, the Committee may, in its discretion, award a bonus based upon individual performance, which has a 35% weight. In evaluating whether to award a bonus for individual performance, the Committee is expected to recognize the relative contributions of specific individuals to the accomplishment of strategic objectives, outstanding performance, individuals’ special efforts, and other similar factors.

The Committee has established a target bonus level for each of the Company’s executive officers and key managers. In setting these levels, the Committee was advised by an independent human resources consulting firm. Target bonus levels for the named executive officers range from 40% to 60% of an individual’s base salary, according to the responsibility level of the executive. The maximum bonus that any individual may earn is equal to twice the target bonus level. An individual’s annual bonus award will be equal to (i) the individual’s performance in the measured areas (expressed as a weighted percentage) multiplied by (ii) the applicable percentage of the individual’s base salary, multiplied by (iii) the individual’s base salary.

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 10, 2005	/s/ Christopher K. Seglem
Name:	Christopher K. Seglem
Title:	Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, David J. Blair, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Westmoreland Coal Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 10, 2005	/s/ David J. Blair
Name:	David J. Blair
Title:	Chief Financial Officer

Exhibit 32

STATEMENT PURSUANT TO 18 U.S.C. §1350

Pursuant to 18 U.S.C. § 1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Westmoreland Coal Company.

Dated: May 10, 2005	/s/ Christopher K. Seglem
Christopher K. Seglem
Chief Executive Officer

Dated: May 10, 2005	/s/ David J. Blair
David J. Blair
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Westmoreland Coal Company and will be retained by Westmoreland Coal Company and furnished to the Securities and Exchange Commission or its staff upon request.