Form 10-Q/A
period 2004-09-30
WESTMORELAND COAL CO
filed 2005-11-08
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number: 001-11155

WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	23-1128670
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2 North Cascade Avenue, 14th Floor, Colorado Springs, Colorado 80903
(Address of principal executive offices, including zip code)

(719) 442-2600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X      No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   X      No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 1, 2004, there were 8,157,725 shares of common stock outstanding.

EXPLANATORY NOTE

Westmoreland Coal Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as originally filed with the SEC on November 9, 2004, for the sole purpose of revising portions of an exhibit for which the company is no longer requesting confidential treatment. This Amendment No. 1 on Form 10-Q/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-Q. Part II is also being amended to add new certifications in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

2

Part II - Other Information

ITEM 6: EXHIBITS

(a) List of Exhibits

10.1	Interest Purchase Agreement By and Between LG&E Roanoke Valley L.P. as Seller, and Westmoreland-Roanoke Valley L.P. as Buyer, dated as of August 25, 2004 to acquire LG&E's 50% partnership interest in the ROVA power project located in Weldon, North Carolina

31.1+	Certifications of Christopher K. Seglem, Chief Executive Officer, President and Chairman of the Board of Directors, and Ronald H. Beck, Vice President-Finance, Treasurer and Acting Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Christopher K. Seglem, Chief Executive Officer, President and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.3	Certification of David J. Blair, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1+	Certifications of Christopher K. Seglem, Chief Executive Officer, President and Chairman of the Board of Directors, and Ronald H. Beck, Vice President-Finance, Treasurer and Acting Chief Financial Officer, pursuant to 18 U.S.C Section 1350

+      Previously filed.

3

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: November 8, 2005	By:	/s/ David J. Blair
David J. Blair
Chief Financial Officer
(A duly authorized Officer on behalf of the Registrant)

4

Exhibit Index

Exhibit Number	Description

10.1	Interest Purchase Agreement By and Between LG&E Roanoke Valley L.P. as Seller, and Westmoreland-Roanoke Valley L.P. as Buyer, dated as of August 25, 2004 to acquire LG&E's 50% partnership interest in the ROVA power project located in Weldon, North Carolina

31.1+	Certifications of Christopher K. Seglem, Chief Executive Officer, President and Chairman of the Board of Directors, and Ronald H. Beck, Vice President-Finance, Treasurer and Acting Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Christopher K. Seglem, Chief Executive Officer, President and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.3	Certification of David J. Blair, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1+	Certifications of Christopher K. Seglem, Chief Executive Officer, President and Chairman of the Board of Directors, and Ronald H. Beck, Vice President-Finance, Treasurer and Acting Chief Financial Officer, pursuant to 18 U.S.C Section 1350

+      Previously filed.

5

Exhibit 10.1

INTEREST PURCHASE AGREEMENT

BY AND BETWEEN

LG&E ROANOKE VALLEY L.P.

AS SELLER,

AND

WESTMORELAND-ROANOKE VALLEY, L.P.

AS BUYER

TABLE OF CONTENTS

Page

ARTICLE 1. DEFINITIONS AND CONSTRUCTION	1

1.1	Defined Terms	1
1.2	Construction	12

ARTICLE 2. PURCHASE AND SALE	12

2.1	Purchase and Sale; Other Transactions	12
2.2	Purchase Price	12
2.3	Closing	13
2.4	Deliveries at Closing	13
2.5	Casualty Losses	14
2.6	Payments	16

ARTICLE 3. REPRESENTATIONS AND WARRANTIES OF SELLER	16

3.1	Organization	16
3.2	Enforceability	16
3.3	Seller's Consents and Approvals; No Violation or Conflict by Seller	17
3.4	Title to the Interest	17
3.5	Ownership	17
3.6	Organization	18
3.7	Financial Statements	18
3.8	Absence of Undisclosed Liabilities	18
3.9	Company's Consents and Approvals; No Violation or Conflict by Company	18
3.10	No Adverse Change	19
3.11	No Litigation	19
3.12	Title to and Condition of Assets	19
3.13	Real Property	20
3.14	Books and Records	21
3.15	Contracts	21
3.16	Insurance	22
3.17	Employees; Labor Matters	22
3.18	Compliance with Law	24
3.19	Permits	24
3.20	Transactions with Affiliates	24
3.21	Tax Matters	25
3.22	Environmental Matters	27
3.23	Intellectual Property Rights	28
3.24	Bank Accounts; Powers of Attorney	29
3.25	Brokers' Fees	29
3.26	Regulatory Status	29
3.27	Solvency	29
3.28	Disclosure	29

-i-

ARTICLE 4. REPRESENTATIONS AND WARRANTIES OF BUYER	30

4.1	Organization and Qualification	30
4.2	Enforceability	30
4.3	Buyer's Consents and Approvals; No Violation or Conflict by Buyer	30
4.4	No Litigation	31
4.5	Brokers' Fees	31
4.6	Investment Intention	31
4.7	Accredited Investor	31
4.8	Financial Resources	31
4.9	Lender Consent	31

ARTICLE 5. COVENANTS OF SELLER AND BUYER	31

5.1	FERC Transaction Authorization	31
5.2	Conduct of Business Pending the Closing	32
5.3	Access to Information	35
5.4	Public Announcements	36
5.5	Intentionally Omitted	36
5.6	Commercially Reasonable Efforts	36
5.7	Consents	37
5.8	Substitute Letters of Credit; Cash Deposit	37
5.9	Further Assistance	38
5.10	Use of LG&E Name	38
5.11	Guaranties	38
5.12	Interim Financial Statements	38
5.13	Replacement Insurance	38
5.14	Pre-Closing Claims	38
5.15	Preservation of Company Status	39
5.16	LPS Staff Transfers	39
5.17	Exclusive Rights for LPS	39

ARTICLE 6. CONDITIONS PRECEDENT TO CLOSING	39

6.1	Conditions Precedent to Obligations of Buyer	39
6.2	Conditions Precedent to Obligations of Seller	41

ARTICLE 7. INDEMNITIES AND ADDITIONAL COVENANTS	42

7.1	Survival	42
7.2	Seller's Indemnity	42
7.3	Buyer's Indemnity	45
7.4	Indemnification Procedure	46
7.5	Post-Closing Tax Matters	48

-ii-

7.6	No Additional Representations	50
7.7	Exclusivity of Remedies	50

ARTICLE 8. TERMINATION	51

8.1	Termination	51
8.2	Effect of Termination	52

ARTICLE 9. MISCELLANEOUS	52

9.1	Expenses	52
9.2	Transfer Taxes, Recording Fees and Real Estate Taxes	52
9.3	Waiver and Amendment	52
9.4	Assignment	53
9.5	Notices	53
9.6	Dispute Resolution; Arbitration; Governing Law	54
9.7	Severability	54
9.8	Counterparts	54
9.9	No Third Party Beneficiaries	54
9.10	Entire Agreement; Exhibits and Schedules	54
9.11	Disclosure	55
9.12	Closing Over Breaches	55
9.13	WEL Partner	55
9.14	Board Approval	55

SCHEDULES:

Schedule 1.1(b)	Easement Property
Schedule 1.1(d)	Owned Property
Schedule 1.1(e)	Permitted Encumbrances
Schedule 1.1(f)	Title Insurance Commitments
Schedule 1.1(g)	Surveys
Schedule 1.1(i)	Seller and Company Required Consents
Schedule 1.1(j)	Buyer Required Consents
Schedule 2.6	Payment Instructions

EXHIBITS:

Exhibit 2.4(a)(vi)	Form of Interest Assignment and Assumption Agreement
Exhibit 2.4(a)(vii)	Form of VMA Assignment and Assumption Agreement
Exhibit 5.11(a)	Form of Buyer Guaranty
Exhibit 5.11(b)	Form of Seller Guaranty
Exhibit 6.1(m)	Transition Services Agreement

-iii-

INTEREST PURCHASE AGREEMENT

        THIS INTEREST PURCHASE AGREEMENT, dated as of August 25, 2004, is by and between LG&E ROANOKE VALLEY L.P., a California limited partnership (“Seller”) and Westmoreland Power, Inc. a Delaware corporation (“Buyer”) and joined in by Westmoreland-Roanoke Valley, L.P., a Delaware limited partnership (“WEL Partner”). Seller and Buyer are referred to herein collectively as the “Parties” and each of them individually as a “Party.”

RECITALS

        WHEREAS, Seller owns a 50% partnership interest in Westmoreland – LG&E Partners, a Virginia general partnership (the “Company”), that owns and operates two (2) individual coal-fired generating facilities, including a 165 MW (net) pulverized coal reheat unit (“ROVA I”), and a 44 MW (net) pulverized Coal non-reheat unit (“ROVA II”), both located in Weldon Township, Halifax County, North Carolina, together known as The Roanoke Valley Energy Facility (the “Facility”);

        WHEREAS, WEL owns the other 50% partnership interest in the Company and is joining in this Agreement for the purpose of agreeing to the provisions of Section 8.2 of this Agreement as it pertains to it and to consent to the transactions contemplated by this Agreement and to waive its Purchase Rights to the extent necessary to enable the transactions contemplated by this Agreement to be consummated.

        WHEREAS, Buyer desires to purchase from Seller, and Seller desires to sell to Buyer, a 50% general partnership interest in the Company;

        NOW THEREFORE, in consideration of the premises and of the mutual representations, warranties and covenants herein contained, the Parties agree as follows:

ARTICLE 1.
DEFINITIONS AND CONSTRUCTION

        1.1    Defined Terms.

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

        “Agent” shall mean Dexia Credit Local, New York Agency, in its capacity as agent under the Credit Agreement.

        “Agreement” shall mean this Interest Purchase Agreement and the Exhibits and Schedules referred to herein and attached hereto.

        “Ancillary Agreements” shall mean the agreements and certificates required or contemplated to be delivered pursuant to this Agreement in connection with the Closing.

        “Applicable Period” shall have the meaning given to such term in Section 7.2(b).

        “Assets” shall mean all of the assets owned or leased by the Company used by the Company in connection with its operations including, without limitation, the Books and Records, Real Property and Equipment of the Company.

        “Assume the Defense” shall have the meaning given to such term in Section 7.4.

        “Authorizing Documents” shall mean the resolutions, minutes, consents or other documents documenting the action taken by any of Seller, Seller Guarantor, Buyer or Buyer Guarantor to authorize this Agreement, the Seller Guaranty (in the case of the Seller Guarantor), the Buyer Guaranty (in the case of the Buyer Guarantor), the Ancillary Agreements and the transactions contemplated hereby and thereby.

        “Base Rate” shall mean 4.71%.

        “Basis for Indemnification” shall have the meaning given such term in Section 9.12.

        “Basis Point” means one one-hundredth of one percent (.0001 or .01%) with one percentage point being equivalent to one hundred (100) Basis Points.

        “Books and Records” shall mean all original books, records, data and information owned or possessed by the Company and all books, records, data and information with respect to the operation of the Facility possessed by the Company or Seller, including minute books, financial and accounting records, purchase orders and invoices, sales orders and sales order log books, credit and collection records with respect to customers and supply sources, and all other general correspondence, records, books and files, including all records (maintenance and otherwise), drawings and warranties relating to Equipment.

        “Buyer” shall have the meaning given such term in the Preamble to this Agreement.

        “Buyer Cash Flows” shall have the meaning given such term in Section 7.5(c).

        “Buyer Guarantor” shall mean Westmoreland Coal Company, a Delaware corporation.

        “Buyer Guaranty” shall mean the duly executed guaranty dated as of the Effective Date of the Buyer Guarantor of the obligations of Buyer under this Agreement in substantially the form of Exhibit 5.11(a) attached hereto.

        “Buyer Indemnified Parties” shall have the meaning given such term in Section 7.2(a).

        “Buyer Material Adverse Effect” shall mean any materially adverse effect on any of (i) the authority or ability of the Buyer to perform its obligations under or consummate the transactions contemplated by this Agreement or (ii) the business, financial condition or results of operation of the Buyer, taken as a whole.

        “Buyer Required Consents” shall mean those consents, approvals, notices and waivers, each of which is set forth on Schedule 1.1(j) on the part of Buyer Company that are required in connection with the consummation of the transactions contemplated by the Agreement.

        “Buyer Supplemental Disclosure” means any written supplements or amendments to the Disclosure Schedules or enumerated schedules attached hereto or referencing and qualifying any of the representations of Buyer set forth in Article 4, which supplements and amendments are delivered by Buyer to Sellers subsequent to the Representation Date and prior to the Closing.

        “Cash Protection Amount” means an amount, but not less than zero, equal to $9,850,000 minus the amount available to be drawn under the Existing Letters of Credit.

        “Casualty Loss” means any physical damage to, or destruction or condemnation of, all or a portion of the Facility by fire, the elements, theft, vandalism, eminent domain, any other casualty or any other cause other than damage that constitutes ordinary wear and tear or similar immaterial damage (not involving more than $100,000 in the aggregate) occurring in the ordinary course of business.

        “Claim” shall mean all demands, claims, written notices, actions, investigations, causes of action, proceedings and arbitrations, regardless of whether ultimately determined to be valid.

        “Clean-Up” shall mean all actions required or necessary under Environmental Laws to: (1) contain, clean-up, remove, treat or remediate Hazardous Materials so that they do not migrate, endanger or threaten to endanger public health or welfare or the indoor or outdoor environment; (2) perform pre-remedial studies and investigations and post-remedial monitoring and care; or (3) respond to any government requests for information or documents in any way relating to clean-up, removal, treatment or remediation or potential clean-up, removal, treatment or remediation of Hazardous Material in the indoor or outdoor environment.

        “Closing” shall have the meaning given such term in Section 2.3.

        “Closing Date” shall have the meaning given such term in Section 2.3.

        “Company” shall have the meaning given such term in the Recitals to this Agreement.

        “Company Budget” means the annual budget of the Company as adopted by the Management Committee of the Company as amended from time to time.

        “Contracts” shall mean all contracts, agreements, leases and licenses, as amended from time to time, to which the Company is a party or by which the Company or any of its respective Assets is bound.

        “Credit Agreement” shall mean the Amended and Restated Construction and Term Loan Agreement dated as of December 1, 1993 among the Company, the Agent and the lenders, institutional lender, issuing bank and co-agents party thereto (the “Lenders”), as amended from time to time.

        “Current Balance Sheet” shall mean the balance sheet of the Company included in the Financial Statements.

        “Debt Protection Account” shall mean the account established and maintained pursuant to Section 6.1(f) of the Credit Agreement.

        “Disclosure Schedules” shall mean the Schedules attached hereto corresponding to the representations and warranties of Seller set forth in Article 3 or Buyer set forth in Article 4.

        “Easement Property” shall mean the real property described in Schedule 1.1(b).

        “Effective Date” means the date as of which this Agreement is dated in the Preamble to this Agreement.

        “Encumbrance” shall mean any right, option, right of refusal, restriction, covenant, condition, agreement, lien, pledge, security interest, mortgage or encumbrance of title.

        “Environmental Claim” shall mean any Claim arising, filed or made, or, to the Knowledge of Seller, threatened, either before or after the Closing Date, by a Person (other than Buyer or an Affiliate of Buyer) alleging potential Environmental Liability against Buyer or the Company or against any person or property for whom Buyer or the Company may be responsible by law or contract (including potential liability for investigatory costs, Clean-Up costs, Remedial Action, governmental response costs, natural resources damages, property damages (including diminution in value), personal injuries, or penalties) under any Environmental Law arising out of, based on or resulting from (a) the presence, or Release, prior to the Closing Date, of any Hazardous Material at any location, whether or not owned, leased or operated by the Company, and caused by or arising out of any operations on the Real Property, or (b) circumstances relating to the Company or the Real Property existing prior to the Closing Date forming the basis of any violation, or alleged violation, of or failure to comply with Environmental Law in effect as of the Closing Date or Environmental Permits in effect as of the Closing Date.

        “Environmental Law” shall mean all applicable Laws relating to pollution, contaminants or protection of human health or the environment, including Laws relating to Releases or threatened Releases of Hazardous Material or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, Release, disposal, transport or handling of Hazardous Material and all Laws with regard to record keeping, notification, disclosure and reporting requirements respecting Hazardous Material; provided, however, that Environmental Law does not include the federal Occupational Safety and Health Law or any other similar Law.

        “Environmental Liability” shall mean any Liability or Losses arising out of, based on or resulting from any of the following circumstances, conditions or events: (a) the presence, storage, treatment, use, disposal or Release of any Hazardous Material at any location, whether or not owned, leased or operated by the Company, and caused by or arising out of any operations on the Real Property, (b) circumstances relating to the Company or the Real Property forming the basis of any violation, alleged violation, of or failure to comply with Environmental Law in effect as of the Closing Date or Environmental Permits in effect as of the Closing Date, (c) failure to obtain or comply with or secure, when legally mandated, a modification of any required Environmental Permit, (d) a Clean-Up or Remedial Action, or (e) harm or injury to any person, public health, property, natural resources or to the environment as a result of actual or threatened exposure to Hazardous Materials.

        “Environmental Permits” shall mean all Permits required under any applicable Environmental Law.

        “Equipment” shall mean all machinery, vehicles, equipment, furniture, fixtures, furnishings, parts, tools, engineering and other items of tangible personal property owned or leased by the Company and used in the operation of the Facility.

        “Equity Interests” shall mean stock, general or limited partnership interests, limited liability company membership interests or any other form of equity interest.

        “ERISA” means the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations promulgated thereunder.

        “Existing Letters of Credit” means the letter of credit dated April 4, 2003 currently having a face amount of $5,000,000 issued by Bank One, N.A for the benefit of the Agent and which has been delivered to the Agent pursuant to Section 6.1(f) of the Credit Agreement, as such letter of credit may be amended prior to the Closing, together with any additional or substitute letters of credit delivered by Seller or any of its Affiliates to the Agent pursuant to Section 6.1(f) of the Credit Agreement.

        “Facility” shall have the meaning given such term in the Recitals of this Agreement.

        “FERC” shall mean the Federal Energy Regulatory Commission or any successor thereto.

        “FERC Transaction Approvals” shall have the meaning given such term in Section 5.1.

        “Final Loss Adjustment” shall have the meaning given to such term in Section 2.5(a)(iv).

        “Financial Statements” shall mean the audited financial statements of the Company, including the notes thereto, for the year ended December 31, 2003.

        “Financial Statement Date” shall mean December 31, 2003.

        “Fundamental Indemnification” shall mean Indemnification to which a Buyer Indemnified Party is entitled pursuant to Section 7.2(a) with respect to (a) representations and warranties made in Sections 3.1, 3.2, 3.4, 3.5, 3.6, 3.9, 3.13(f), 3.17(d) and 3.25, the second sentence of Section 3.12, and the second, third and fourth sentences of Section 3.13, and (b) the covenants under Section 5.14.

        “GAAP” shall mean generally accepted accounting principles as in effect in the United States of America as of the date and period covered by the subject Financial Statements, consistently applied.

        “General Indemnification” shall mean Indemnification other than Fundamental Indemnification or Seller Fundamental Indemnification.

        “General Indemnification Limit” shall have the meaning given such term in Section 7.2(c).

        “Governing Instruments” shall mean the certificate or articles of incorporation, by-laws, limited partnership certificate, partnership agreement, limited liability company agreement or equivalent instruments of any Person that is an entity.

        “Governmental Authority” shall mean: (a) any federal, state, regional or local government; (b) any governmental, regulatory, legislative, judicial or administrative agency, board, commission, body, instrumentality or other authority exercising or entitled to exercise any administrative, executive, judicial, legislative, police, regulatory or taxing authority or power; and (c) any court or governmental tribunal.

        “Halifax Amount” shall have the meaning given such term in Section 7.5(c).

        “Halifax Reserve” means the reserve segregated by the Agent under Section 6.17 of the Credit Agreement with respect to the Halifax Amount.

        “Hazardous Material” means any substance, chemical, compound, product, solid, gas, liquid, waste, byproduct, pollutant, contaminant or material which is classified or regulated as (A) a “hazardous substance” or “extremely hazardous substance” as those terms are defined in the Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. Section 9601 et seq., and under the Emergency Planning and Community Right-To-Know Act of 1986, 42 U.S.C. Section 11000 et seq., (B) petroleum (including crude oil or any fraction thereof), asbestos and polychlorinated biphenyls, (C) a “hazardous waste” as that term is defined in 40 C.F.R. § 261.3(a)(2)(ii), and (D) toxic or hazardous (or words of similar meaning and regulatory effect) under any Environmental Law or for which exposure is prohibited, limited or regulated under any Environmental Law.

        “Indebtedness” shall mean, of any Person, without duplication, (i) all obligations of such Person for borrowed money or in respect of loans or advances or for deferred purchase price of property or services (other than trade payables on terms of ninety (90) days or less but only to the extent paid on such terms), (ii) all obligations of such Person evidenced by a note, bond, debenture or similar instrument or debt securities, (iii) all obligations of such Person under any leases which in accordance with GAAP are required to be capitalized on the balance sheet of such Person, (iv) all obligations of such Person in respect of letters of credit and bankers’ acceptances issued for the account of such Person, (v) all obligations of such Person in respect of sale-leaseback arrangements, (vi) all obligations of such Person in respect of any guaranty of the Indebtedness of another Person, (vii) all obligations of any other Person secured by any Encumbrance on any property owned by such Person, and (viii) all obligations of such Person for accrued interest, prepayment premiums or penalties related to any of the foregoing.

        “Indemnification” shall mean the right of a Buyer Indemnified Party to indemnification pursuant to Section 7.2(a) or the right of a Seller Indemnified Party to indemnification pursuant to Section 7.3(a).

        “Indemnified Party” shall have the meaning given such term in Section 7.4.

        “Indemnifying Party” shall have the meaning given such term in Section 7.4.

        “Index Rate” shall mean the 10-year USD swap rate as published by Bloomberg, ticker symbol USSW10, as of the close of business on the date that is the last Business Day prior to the Closing Date.

        “Insurance Policies” shall have the meaning given such term in Section 3.16(a).

        “Intellectual Property Rights” shall have the meaning given such term in Section 3.23(a).

        “Interest” shall mean Seller’s 50% general partnership interest in the Company.

        “Interim Loss Adjustment” shall have the meaning given to such term in Section 2.5(a)(iii).

        “Knowledge of Buyer” and “to Buyer’s Knowledge” mean, and shall be limited to, the actual knowledge of those individuals involved in the transactions contemplated by the Agreement on behalf Buyer and those individuals involved in the administration of Buyer’s relationship with the Company.

        “Knowledge of Seller” and “to Seller’s Knowledge” mean, and shall be limited to, the actual knowledge of Bruce Hamilton, Chris Ganley, Glen French, Dan Arbough, Maggie Estrada, Dave Smith and Don Keisling (or their respective replacements, as applicable).

        “Laws” shall mean any constitution, law, statute, code, regulation, rule, injunction, judgment, order, ordinance, decree, directive, ruling, charge, permit, license, approval, determination or other authorization or restriction of any applicable Governmental Authority.

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

        “LPO” means LG&E Power Operations Inc., a California corporation.

        “LPS” means LG&E Power Services LLC, a Delaware limited liability company.

        “Material Adverse Effect” shall mean any material and adverse effect on any of (i) the ownership of the Interest, or the authority or ability of Seller or the Seller Guarantor to perform its respective obligations under or consummate the transactions contemplated by this Agreement, the Ancillary Agreements and the Seller Guaranty (as the case may be), (ii) the Assets, business, condition (financial or otherwise) or results of operations of the Company, taken as a whole, (iii) the condition, use or operation of the Facility or (iv) the payments due from Virginia Power under the ROVA I PPA and the ROVA II PPA; provided, that (x) any effect that would reasonably be expected to result in an aggregate diminution in value of the Interest in excess of one million dollars ($1,000,000) shall be deemed a “Material Adverse Effect”, and (y) any effect described in clauses (ii) through (iv) above that would not reasonably be expected to result in an aggregate diminution in value of the Interest in excess of one million dollars ($1,000,000) shall be deemed not to be a “Material Adverse Effect”.

        “Material Contracts” shall mean all Contracts (other than, in the case of Contracts described in clauses (A) through (D), (F) through (J) and (L), Contracts that were entered into in the ordinary course of business consistent with past practice and would not reasonably be expected to obligate the Company to incur, for any individual contract, in excess of $50,000 in payments or liabilities during any calendar year) that constitute: (A) a lease of any real or personal property; (B) an agreement to purchase or sell a capital asset or Equipment; (C) an agreement relating to the borrowing or lending of money other than accounts payable or accounts receivable arising in the ordinary course of business consistent with past practice; (D) a guaranty, contribution agreement, support, indemnity, letter of credit, performance bond or other agreement that includes any guaranty, contribution, support, surety or indemnity obligation; (E) an agreement limiting in any respect the ability of the Company (or an Affiliate of the Company after the Closing Date) to compete in any line of business or with any person; (F) a license or franchise agreement involving payments by, on behalf, to or with respect to the Company; (G) an agreement pursuant to which the Company may be expected to supply goods or to perform services; (H) an agreement pursuant to which the Company may be obligated to pay for goods and services to be delivered or performed (including without limitation the O&M Agreement); (I) a collective bargaining agreement or other labor agreement or employment agreement (other than at will employment agreements) or consulting agreement pursuant to which services are rendered to the Company or at or in connection with the Facility; (J) an agreement other than this Agreement pursuant to which the Company may become obligated to pay any amount in respect of indemnification obligations, purchase price adjustments or otherwise; (K) any powers of attorney; or (L) any other Contract that is material to the Company or the Facility or the conduct of the business or operations of the Company or the Facility.

        “O&M Agreement” shall mean the Amended and Restated Facility Operating Agreement dated December 1, 1993 between the Company and LPS as successor to UC Operating Services.

        “Owned Property” shall mean the real property described in Schedule 1.1(d).

        “Partnership Agreement” shall mean the Amended and Restated General Partnership Agreement dated as of December 1, 1993 between Seller and Buyer.

        “Party” and “Parties” shall have the meanings given such terms in the Preamble to this Agreement.

        “Pending Arbitration” shall mean the arbitration now pending between an Affiliate of LPS and the Republic of Argentina.

        “Permits” shall mean all licenses, identification numbers, permits, certificates, orders, consents, approvals, registrations, authorizations, qualifications and filings required under all applicable Laws.

        “Permitted Encumbrances” shall mean those:

(i)	Encumbrances set forth on Schedule 1.1(e);

(ii)	Encumbrances for Taxes which are not yet due and payable;

(iii)	Exceptions to title which are contained in the title insurance commitments referred to in Schedule 1.1(f);

(iv)	Any matters shown on the surveys referred to in Schedule 1.1(g);

(v)	Purchase money security interests for payment obligations less than $10,000 individually or $50,000 in the aggregate; and

(vi)	Encumbrances in respect of leases of Equipment by third parties to the Company identified on Schedule 3.15 or not required to be so identified.

        “Person” shall mean any natural person, firm, partnership, association, corporation, limited liability company, trust, Governmental Authority or other entity.

        “PUHCA” shall mean the Public Utility Holding Company Act of 1935, as amended.

        “Purchase Price” shall have the meaning given such term in Section 2.2.

        “Purchase Rights” shall mean any right of Buyer to purchase the Interest pursuant to the Partnership Agreement and any right of Virginia Electric and Power Company (“Virginia Power”) to purchase the Interest pursuant to the Third Amendment and Restatement of the Power Purchase and Operating Agreement by and between the Company and Virginia Power effective as of December 1, 2000 (the “ROVA I PPA”), the First Refusal Agreement between the Company and Virginia Power dated November 19, 1991, or the Second Amendment and Restatement of the Power Purchase and Operating Agreement by and between the Company and Virginia Power dated November 21, 2000 (the “ROVA II PPA”).

        “PURPA” shall mean the Public Utility Regulatory Policies Act of 1978, as amended.

        “Real Property” shall mean the Owned Property and the Easement Property.

        “Release” shall mean any release, spill, emission, discharge, leaking, pumping, injection, deposit, disposal, dispersal, leaching or migration of Hazardous Material into the indoor or outdoor environment (including ambient air, surface water, groundwater and surface or subsurface strata), or into or out of any property.

        “Remedial Action” shall mean any action or proceeding initiated by a Governmental Authority or third party to (a) cause the removal of any Hazardous Material, or (b) correct or prevent or remediate an environmental problem or condition resulting from the prior treatment, storage, use or disposal of Hazardous Material or to recover the cost of either.

        “Replacement Insurance” shall have the meaning given to such term in Section 5.14.

        “Representation Date” means the Effective Date.

        “Required Consents” shall mean the Seller Required Consents and the Buyer Required Consents.

        “ROVA I” and “ROVA II” shall have the meanings given such terms in the Recitals to this Agreement.

        “Securities Act” shall have the meaning given such term in Section 4.6.

        “Seller” shall have the meaning given such term in the Preamble to this Agreement.

        “Seller Fundamental Indemnification” shall have the meaning given such term in Section 7.3(c).

        “Seller Guarantor” shall mean LG&E Energy LLC, a Kentucky limited liability company, as guarantor under the Seller Guaranty.

        “Seller Guaranty” shall mean the duly executed guaranty dated as of the Effective Date of the Seller Guarantor of the obligations of Seller under this Agreement in substantially the form of Exhibit 5.11(b) attached hereto.

        “Seller Indemnified Parties” shall have the meaning given such term in Section 7.3(a).

        “Seller Required Consents” shall mean those consents, approvals, notices and waivers, each of which is set forth on Schedule 1.1(i) on the part of Seller or the Company that are required in connection with the consummation of the transactions contemplated by the Agreement.

        “Seller Supplemental Disclosure” means any written supplements or amendments to the Disclosure Schedules or enumerated schedules attached hereto, which supplements and amendments are delivered by Seller to Buyer subsequent to the Representation Date and prior to the Closing.

        “Settlement Date” shall have the meaning given such term in Section 2.5(a)(iv).

        “Substitute Letters of Credit” means one or more letters of credit satisfying the requirements of Section 6.1(f) of the Credit Agreement that are issued by an Affiliate of Buyer or another issuer which, in either case, satisfies the requirements of Section 6.1(f) of the Credit Agreement, and are delivered by Buyer to the Agent in accordance with Section 6.1(f) of the Credit Agreement.

        “Tax” or “Taxes” shall mean any federal, state, county, local, or foreign taxes, charges, levies, imposts, duties, other assessments, or similar charges of any kind whatsoever, including any interest, penalties and additions imposed thereon or with respect thereto.

        “Tax Indemnification” shall mean the right of a Buyer Indemnified Party to Indemnification pursuant to Section 7.2(a) with respect to representations and warranties made in Section 3.21.

        “Tax Return” shall mean any report, return, information return or other information required to be supplied by the Company to a taxing authority in connection with Taxes.

        “Termination Date” means November 30, 2004.

        “Venture Management Agreement” shall mean the Amended and Restated Venture Management Agreement dated December 1, 1993 between the Company, WEL and LPO.

        “WEL” shall mean Westmoreland Energy, LLC, a Delaware limited liability company.

        1.2    Construction. All article, section, subsection, schedule and exhibit references herein are to this Agreement unless otherwise specified. All schedules and exhibits attached to this Agreement constitute a part of this Agreement and are incorporated herein. Unless the context of this Agreement clearly requires otherwise, (i) the singular shall include the plural and the plural shall include the singular wherever and as often as may be appropriate, (ii) the words “includes” or “including” shall mean “including without limitation,” and (iii) the words “hereof,” “herein,” “hereby,” “hereunder,” and similar terms in this Agreement shall refer to this Agreement as a whole and not any particular section or article in which such words appear.

ARTICLE 2.
PURCHASE AND SALE

        2.1    Purchase and Sale; Other Transactions. Upon and subject to the terms and conditions of this Agreement, at the Closing (i) Seller agrees to sell, assign, transfer and convey to Buyer all of its right, title and interest in and to the Interest, and Buyer agrees to (x) purchase and accept the assignment, transfer and conveyance of all such right, title and interest in and to the Interest pursuant to the assignment and assumption agreement in substantially the form of Exhibit 2.4(a)(vi) attached hereto, and (y) pay the Purchase Price to Seller in accordance with Section 2.2, (ii) Seller agrees to cause LPO to assign and transfer the Venture Management Agreement to Buyer, and Buyer agrees to accept such assignment and assume the obligations of LPO under the Venture Management Agreement pursuant to the assignment and assumption agreement in substantially the form of Exhibit 2.4(a)(vii) attached hereto, and (iii) Buyer agrees to deliver or cause to be delivered to the Agent Substitute Letters of Credit or cash, at Buyer’s option, in an aggregate amount not exceeding the difference of $9,850,000 minus the Cash Protection Amount, to the Agent and/or the Lenders under the Credit Agreement. Except for the obligations of Seller under the Partnership Agreement and the Venture Management Agreement assumed pursuant to the Assignment and Assumption Agreements delivered pursuant to Sections 2.4(b)(iv) and (v), Buyer is not assuming any Liabilities of Seller.

        2.2    Purchase Price. Subject to the terms and conditions of this Agreement, and in consideration of the transactions described in Section 2.1, Buyer shall pay to Seller at Closing the total purchase price for the Interest (the “Purchase Price”) in an amount equal to:

               (a)        THIRTY-ONE MILLION EIGHT HUNDRED EIGHTY-FIVE THOUSAND UNITED STATES DOLLARS (US $31,885,000);

               (b)        minus, if the Index Rate is greater than the Base Rate plus 25 Basis Points (the “Decrease Threshold”), an amount equal to $20,000 for each Basis Point by which the Index Rate exceeds the Decrease Threshold;

               (c)        plus, if the Index Rate is less than the Base Rate minus 25 Basis Points (the “Increase Threshold”),an amount equal to $20,000 for each Basis Point by which the Increase Threshold exceeds the Index Rate;

               (d)        minus the amount, if any, available under the Existing Letters of Credit immediately prior to the Closing; and

               (e)        minus 100% of the amount, if any, of any distributions or dividends made by the Company to Seller after February 2, 2004.

        2.3    Closing. The closing of the transactions contemplated hereby (the “Closing”) shall occur at 10:00 a.m. EST on the date (the “Closing Date”) which is (i) within three (3) business days following the satisfaction of the conditions precedent to the Closing set forth in Article 6 (other than those designated to be satisfied at the Closing) at the offices of Nixon Peabody LLP located at Suite 900, 401 9th Street, N.W., Washington, D.C., or (ii) such other time, date or place as the Parties may otherwise agree.

        2.4    Deliveries at Closing.

               (a)       By Seller to Buyer. At the Closing, Seller shall deliver, or cause to be delivered, to Buyer the following items, each properly executed and dated as of the Closing Date:

                            (i)          Copies of the Governing Instruments and Authorizing Documents of each of Seller and the Seller Guarantor, certified by an appropriate officer, partner, manager, member or other representative of each of Seller or Seller Guarantor, as the case may be;

                            (ii)         Copies of the Governing Instruments of the Company certified by an appropriate officer, partner, manager, member or other representative of the Company or Seller;

                            (iii)        The certificate required pursuant to Section 6.1(d) hereof;

                            (iv)        A statement, in the form set forth in Treasury Regulation § 1.1445-2(b)(2) and made under penalties of perjury by Seller, that (among other things) Seller is not a foreign person;

                            (v)         An IRS Form W-9 completed by Seller;

                             (vi)       An Assignment and Assumption Agreement with respect to the Interest, duly executed by Seller in substantially the form of Exhibit 2.4(a)(vi) attached hereto;

                            (vii)        An Assignment and Assumption Agreement with respect to the Venture Management Agreement, duly executed by LPO, in substantially the form of Exhibit 2.4(a)(vii) attached hereto; and

                            (viii)        A Transition Services Agreement, duly executed by Seller, in the form of Exhibit 6.1(m).

               (b)       By Buyer to Seller. At the Closing, Buyer shall deliver, or cause to be delivered, to Seller the following items, each (where applicable) properly executed and dated as of the Closing Date:

                            (i)          The Purchase Price calculated in accordance with Section 2.2;

                            (ii)         A Certificate of an appropriate officer, partner, manager, member or other representative of Buyer as to the Governing Instruments and Authorizing Documents of Buyer;

                            (iii)        The Certificate required pursuant to Section 6.2(c) hereof;

                            (iv)        An Assignment and Assumption Agreement with respect to the Interest duly executed by Buyer in substantially the form of Exhibit 2.4(a)(vi) attached hereto; and

                            (v)         An Assignment and Assumption Agreement with respect to the Venture Management Agreement, duly executed by an Affiliate of Buyer reasonably acceptable to WEL in substantially the form of Exhibit 2.4(a)(vii) attached hereto.

               (c)       Other Documents. Buyer and Seller shall execute and deliver to each other at Closing such other documents and agreements as may be reasonably necessary and desirable to consummate the transactions contemplated hereby.

        2.5    Casualty Losses.

               (a)        If, before the Closing Date, a Casualty Loss occurs and the estimated cost to repair or restore the damage related to such Casualty Loss (or the diminution in value of the Facility attributable to a Casualty Loss if such Casualty Loss is a condemnation or taking by eminent domain) is less than $2,000,000, then such Casualty Loss shall not affect the obligation of the Parties to close the transactions contemplated by this Agreement and:

                            (i)          each representation or warranty affected by such Casualty Loss shall be deemed to be true for all purposes under this Agreement (including Sections 6.1(b) and 7.2(a)) to the same extent that it would have been true if such Casualty Loss had not occurred; provided, however, for the avoidance of doubt, the occurrence of a Casualty Loss shall not cause a representation or warranty to be deemed to be true to the extent that such representation or warranty would not have been true if the Casualty Loss had not occurred;

                            (ii)         the estimated cost to repair or restore the damage related to such Casualty Loss (or the diminution in value of the Facility attributable to a Casualty Loss if such Casualty Loss is a condemnation or taking by eminent domain), but not any other impact or consequences of such Casualty Loss, shall not be taken into account in determining whether the condition in Section 6.1(c) has been satisfied;

                            (iii)        the Purchase Price payable at the Closing shall be reduced by an amount (the “Interim Loss Adjustment”) equal to fifty percent (50%) of the difference of (x) the estimated cost to repair or restore the damage (or the diminution in value of the Facility attributable to a condemnation or taking by eminent domain) related to such Casualty Loss, minus (y) the estimated net insurance or condemnation proceeds (other than insurance proceeds, if any, in respect of business interruption insurance) that will be received by the Company in respect of such Casualty Loss; and

                            (iv)        a post-Closing adjustment shall be made to account for the difference between the Interim Loss Adjustment and an amount (the “Final Loss Adjustment”) equal to fifty percent (50%) of the difference of (x) the actual cost to repair or restore the damage (or the diminution in value of the Facility attributable to a condemnation or taking by eminent domain) related to such Casualty Loss, minus (y) the actual net insurance or condemnation proceeds (other than insurance proceeds, if any, in respect of business interruption insurance) that are received by the Company in respect of such Casualty Loss. Buyer shall give Seller notice of the Final Loss Adjustment, together with reasonable documentation supporting the basis for and calculation of the Final Loss Adjustment, within thirty (30) days after the later of (A) the completion of the repair or restoration of the damage related to such Casualty Loss, or (B) the receipt by the Company of all insurance or condemnation proceeds to which it is entitled as a result of the Casualty Loss, but no later than one year following the date specified in clause (A) (such date, as applicable, the “Settlement Date”). If the Interim Loss Adjustment was less than the Final Loss Adjustment (determined as of the Settlement Date), Seller shall pay the amount of such difference to the Buyer, and if the Interim Loss Adjustment was greater than the Final Loss Adjustment (determined as of the Settlement Date), Buyer shall pay the amount of such difference to Seller. Such payment shall be paid by the applicable Party within fifteen (15) days after (1) if payment is owed by Seller to Buyer, the date Buyer has given Seller the notice required by this clause (iv), or (2) if payment is owed by Buyer to Seller, the date Buyer is required to give Seller the notice required by this clause (iv). If, after the Settlement Date, the Company receives any insurance or condemnation proceeds (other than insurance proceeds, if any, in respect of business interruption insurance) in respect of such Casualty Loss, then Buyer shall pay to Seller an amount equal to fifty percent (50%) of the actual net insurance or condemnation proceeds (other than insurance proceeds, if any, in respect of business interruption insurance) that are received by the Company after the Settlement Date in respect of such Casualty Loss. Buyer shall pay such amount to Seller within fifteen (15) days after the applicable insurance or condemnation proceeds are received by the Company and shall be accompanied by a statement of out-of-pocket expenses deducted to determine the amount of net proceeds.

For purposes of clauses (iii) and (iv) of this Section 2.5(a), “net insurance or condemnation proceeds” shall mean the amount of insurance or condemnation proceeds received (or in the case of clause (iii) estimated to be received) minus the amount of out-of-pocket costs reasonably incurred (or in the case of clause (iii) estimated to be reasonably incurred) in collecting such insurance or condemnation proceeds; provided, costs of collecting proceeds of business interruption insurance shall in no event be deducted.

               (b)        If, before the Closing Date, a Casualty Loss occurs and the estimated cost to repair or restore the damage related to such Casualty Loss (or the diminution in value of the Facility attributable to a Casualty Loss if such Casualty Loss is a condemnation or taking by eminent domain) is equal to or greater than $2,000,000, then Buyer may elect to terminate this Agreement by delivering written notice of such termination to Seller within thirty (30) days after receipt by Buyer of Seller’s written notice that a Casualty Loss covered by this Section 2.5(b) has occurred; provided, however, if Buyer does not terminate this Agreement under such circumstances and the Closing occurs despite such Casualty Loss then:

                            (i)          each representation or warranty affected by such Casualty Loss shall be deemed to be true for all purposes under this Agreement (including Sections 6.1(b) and 7.2(a)) to the same extent that it would have been true if such Casualty Loss had not occurred; provided, however, for the avoidance of doubt, the occurrence of a Casualty Loss shall not cause a representation or warranty to be deemed to be true to the extent that such representation or warranty would not have been true if the Casualty Loss had not occurred;

                            (ii)         the estimated cost to repair or restore the damage related to such Casualty Loss (or the diminution in value of the Facility attributable to a Casualty Loss if such Casualty Loss is a condemnation or taking by eminent domain), but not any other impact or consequences of such Casualty Loss, shall not be taken into account in determining whether the condition in Section 6.1(c) has been satisfied;

                            (iii)        no adjustment to the Purchase Price shall be made with respect to such Casualty Loss; and

                            (iv)        Seller shall not be entitled to receive any insurance or condemnation proceeds with respect to such Casualty Loss.

        2.6    Payments. All payments required by this Agreement shall be made by wire transfer or delivery of immediately available funds in accordance with the payment instructions set forth on Schedule 2.6 hereto or in accordance with other payment instructions given by the recipient by written notice to the payor a reasonable period of time prior to the date the payment must be made or, if the payment must be made within a particular number of days, prior to the first day of such period.

ARTICLE 3.
REPRESENTATIONS AND WARRANTIES OF SELLER

        Seller hereby represents and warrants to Buyer on and as of the Representation Date and the Closing Date (provided that all representations and warranties which are made as of a specific date are made only as of such date) that, except as set forth in the section of the Disclosure Schedules corresponding to the Section of this Article 3 containing such representation or warranty or as otherwise provided in Section 9.11:

        3.1    Organization. Seller is a limited partnership duly organized, validly existing and in good standing under the laws of the State of California, is duly qualified to transact business in the State of North Carolina and has all requisite limited partnership power and authority to own, lease and operate its properties and to carry on its business as currently conducted.

        3.2    Enforceability. (i) The execution, delivery and performance of this Agreement and the Ancillary Agreements is within Seller’s limited partnership power and authority; and (ii) the execution and delivery by Seller of this Agreement and the Ancillary Agreements and the consummation by it of the transactions contemplated hereby and thereby has been duly and validly authorized and no other internal proceedings on its part are necessary to authorize its execution and delivery of this Agreement and the Ancillary Agreements or its consummation of the transactions contemplated hereby or thereby, (iii) this Agreement has been, and all of the Ancillary Agreements to which Seller is a party will be, duly and validly executed and delivered by it, and (iv) Seller’s obligations under this Agreement are, and its obligations under the Ancillary Agreements to which it is a party will be, when executed and delivered by the Parties hereto and thereto, its legal, valid and binding obligations, enforceable against it in accordance with their respective terms subject to (A) applicable bankruptcy, insolvency, fraudulent conveyance, fraudulent transfer, reorganization, moratorium or other similar laws relating to creditors’ rights or creditors’ remedies generally; and (B) general principles of equity (regardless of whether enforcement is sought in a proceeding at law or in equity).

        3.3    Seller’s Consents and Approvals; No Violation or Conflict by Seller.

               (a)        Except for the FERC Transaction Approvals and the Required Consents, no notice to, filing or registration with, and no Permit of any Governmental Authority or any consent or approval of any other Person is necessary or is required to be made or obtained by Seller or the Seller Guarantor in connection with the execution and delivery of this Agreement, the Seller Guaranty or the Ancillary Agreements by Seller or Seller Guarantor or for the consummation by Seller or Seller Guarantor of the transactions contemplated hereby and thereby.

               (b)        The execution and delivery of the this Agreement, the Seller Guaranty and the Ancillary Agreements by Seller and Seller Guarantor, the performance of this Agreement, the Seller Guaranty and the Ancillary Agreements by Seller and Seller Guarantor (as applicable) and the consummation of the transactions contemplated hereby do not (i) conflict with or result in any breach of any provision of the Governing Instruments of Seller or Seller Guarantor, (ii) conflict with or violate any Law applicable to Seller or Seller Guarantor or any of their respective properties or assets, or (iii) subject to obtaining all Seller Required Consents, conflict with or result in a violation or breach of, or constitute (with or without due notice or lapse of time or both) a default (or give rise to any right of termination, cancellation, modification or acceleration) under, any of the terms, conditions or provisions of any contract, agreement, lease, license, mortgage, indenture, instrument or other arrangement to which Seller or Seller Guarantor is a party or by which Seller or Seller Guarantor or any of their respective properties or assets may be bound, or (iv) subject to obtaining all Seller Required Consents, result in the creation of any material lien, charge or encumbrance of any kind whatsoever upon the Interest.

        3.4    Title to the Interest. Seller owns the Interest beneficially and of record and free and clear of any and all Encumbrances. Except for the Purchase Rights, there are no outstanding contracts, agreements, options or commitments of any nature obligating Seller to transfer all or any portion of the Interest. Upon Closing, including assignment of the Interest to Buyer at the Closing and Buyer’s payment of the Purchase Price, Buyer will be the sole beneficial owner of the Interest, free and clear of all Encumbrances other than any Encumbrances created by Buyer.

        3.5    Ownership. The Interest represents a 50.0% general partnership interest in the Company. The Interest has been duly and validly issued and was not issued in violation of any preemptive or other similar right. Assuming the accuracy of the representations contained in Sections 4.6 and 4.7, the Interest was offered and sold in compliance with all applicable federal and state securities laws and regulations. Except for the Purchase Rights, there are no outstanding or authorized options, warrants, purchase rights, conversion rights, exchange rights, or other contracts or commitments to subscribe for or purchase, or other rights of any kind (preemptive or otherwise) to acquire, any Equity Interest in the Company. Except as set forth in the Governing Instruments of the Company, there are no voting trusts, proxies or other agreements or understandings applicable to the Interest or any other Equity Interest in the Company. The Company does not hold and has not held any Equity Interest in any Person. The Company has no assets or Liabilities other than assets or Liabilities related to the Facility or the development, financing or current or past operation thereof.

        3.6    Organization. The Company is duly formed, validly existing and in good standing under the laws of the jurisdiction of its organization, and has all requisite power and authority to own, lease and operate its properties and to carry on its business as currently conducted. The Company is duly qualified or licensed to do business in each jurisdiction in which the property owned, leased or operated by it or the nature of the business conducted by it makes such qualification or licensing necessary. Schedule 3.6(a) sets forth a list of all jurisdictions in which the Company is qualified to do business.

        3.7    Financial Statements. The Financial Statements have been prepared in accordance with GAAP, consistently applied throughout the periods indicated, and fairly present in accordance with GAAP throughout the periods involved (except to the extent required by changes in GAAP or as described in the notes thereto) the financial position as of the respective dates thereof or for the respective periods set forth therein and the results of operations and cash flow for the periods set forth therein.

        3.8    Absence of Undisclosed Liabilities. The Company and its Assets are not subject to (a) any Liability required by GAAP to be reflected in its balance sheet or disclosed in the notes thereto, other than Liabilities (i) reflected on the Current Balance Sheet or disclosed in the notes thereto, or (ii) incurred in the ordinary course of business since the date of the Current Balance Sheet, or (b) any Liability known to Seller that is not of a nature required by GAAP to be reflected in its balance sheet or disclosed in the notes thereto, other than any such Liability which (i) Seller would not reasonably expect, individually or in the aggregate (excluding Liabilities covered by clause (ii) of this clause (b)), to have a Material Adverse Effect, or (ii) arises under a Contract that is identified in the Disclosure Schedules or is not required to be so identified.

        3.9    Company’s Consents and Approvals; No Violation or Conflict by Company.

               (a)        Except for the FERC Transaction Approvals and the Required Consents, no notice to, filing or registration with, and no Permit of any Governmental Authority or any consent or approval of any other Person is necessary or is required to be made or obtained by the Company in connection with the transactions contemplated by this Agreement or the Ancillary Agreements.

               (b)        The execution, delivery and performance of this Agreement, the Seller Guaranty and the Ancillary Agreements and the consummation of the transactions contemplated hereby and thereby, in each case by Seller and the Seller Guarantor, do not (i) conflict with or result in any breach of any provision of the Governing Instruments of the Company, (ii) conflict with or violate any Law binding on the Company or any of its Assets or (iii) subject to obtaining all Seller Required Consents, conflict with or result in a violation or breach of, or constitute (with or without due notice or lapse of time or both) a default (or give rise to any right of termination, cancellation, modification or acceleration) under, any of the terms, conditions or provisions of (x) any Material Contract, or (y) any Intellectual Property Right or other instrument or obligation to which the Company is a party or by which the Company or any of its Assets may be bound except, in the case of this clause (y), for any conflict, violation, breach or default that would not reasonably be expected to result in a Material Adverse Effect, (iv) result in the creation of any material lien, charge or encumbrance of any kind whatsoever upon the Assets, or (v) result in the cancellation, modification, revocation or suspension of any Permit of the Company.

        3.10    No Adverse Change. Since the Financial Statement Date there has not been: (a) any change in the business, condition (financial or otherwise) or results of operations of the Company or the physical condition of the Facility that would reasonably be expected to result in a Material Adverse Effect; (b) any loss, damage, condemnation or destruction to any of the properties of the Company that has caused or would reasonably be expected to cause a Material Adverse Effect (whether covered by insurance or not); (c) any labor dispute or disturbance, litigation, work stoppage or other event or condition that could have an effect similar to a labor dispute, disturbance, work stoppage or litigation and that has had or would reasonably be expected to have a Material Adverse Effect; (d) incurrence of any Indebtedness by the Company in excess of $100,000 individually or in the aggregate, (e) any Encumbrance made on any of the Assets of the Company, except for Permitted Encumbrances; (f) any sale, transfer or other disposition of Assets of the Company other than in the ordinary course of business consistent with past practice; (g) any capital expenditures by the Company other than in the ordinary course of business consistent with past practice; (h) any change in the methods of accounting or accounting practices of the Company, except as required by Law and disclosed in writing to Buyer; or (i) to the Knowledge of Seller, any agreement (oral or written) by the Company that would reasonably be expected to result in a transaction covered by clauses (d) through (h) of this Section 3.10.

        3.11    No Litigation. There is no Claim pending or, to the Knowledge of Seller, any Claim threatened (i) against the Company; (ii) against Seller or any of its Affiliates relating to the business of the Company, the Assets, or the operation, maintenance or development of the Facility; or (iii) that seeks restraint, prohibition, damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby; in the case of clause (i) or clause (ii), except for any Claim that would not reasonably be expected to result in a Material Adverse Effect.

        3.12    Title to and Condition of Assets. Schedule 3.12 lists each item of personal property with a book value of $10,000 or greater owned by the Company. The Company has good and valid title to the Assets of the Company (excluding, for purposes of this sentence, Real Property and Assets held under leases or licenses that are identified in Schedule 3.15 or are not required to be so identified), free and clear of any and all Encumbrances except Permitted Encumbrances. The Assets constitute all assets that are used by the Company in the operation of the Facility in the manner in which it is operated on the Representation Date. The Facility and its mechanical systems and equipment are in good working order, normal wear and tear excepted, have been operated in accordance with prudent utility practices, and, to the Knowledge of Seller, there are no structural defects or deficiencies with respect thereto.

        3.13    Real Property. Except for the Real Property, the Company does not own or lease any tract or parcel of real property or have the right to occupy or use any parcel or tract of real property. The Company has good, marketable and insurable fee title to the Owned Property and the improvements on the Owned Property that constitute the Facility. The Company has a perpetual, non-exclusive easement with respect to the Easement Property. Except for Permitted Encumbrances, no Persons other than the Company have any right to occupy the Owned Property or any part thereof and no Persons other than the Company occupy or are in possession of the Owned Property or any portion thereof. With respect to the Real Property:

               (a)        there are no pending or, to the Knowledge of Seller, threatened condemnation or other proceedings, lawsuits, or administrative actions relating to the Real Property or any part thereof, or the rights, title or interests of the Company therein;

               (b)        (i) To Seller’s Knowledge, except for the Permitted Encumbrances, no improvements have been located outside areas for which rights have been obtained as set forth in the title commitments described in the definition of Permitted Encumbrances; (ii) except for the Permitted Encumbrances, no building or improvement on any adjacent land encroaches on the Real Property; and (iii) the buildings and improvements on each parcel of Real Property comply in all material respects with all applicable Permits relating to real property and zoning laws and other applicable statutes, codes, ordinances and regulations relating to real property, except to the extent compliance therewith is not required (as, for example, a pre-existing non-conforming setback requirement);

               (c)        (i) To Seller’s Knowledge, the zoning and Permits in place for the Real Property are sufficient to permit the uses presently being made of such Real Property; (ii) there is no pending, and to the Knowledge of Seller no threatened, challenge to any zoning designation or Permit affecting any parcel of Real Property or the use thereof that could adversely affect operations on or, except for the Permitted Encumbrances, affect the rights of the Company to occupy or use the Real Property;

               (d)        To Seller’s Knowledge, except for any matters set forth in the title commitments described in the definition of Permitted Encumbrances, no improvements have been made within any wetlands without obtaining all necessary Permits;

               (e)        To Seller’s Knowledge, all certificates of occupancy and all other required real property approvals permitting the operation of the Facility have been obtained to the extent that they are required as of the Representation Date;

               (f)        except for any matters set forth in the title commitments described in the definition of Permitted Encumbrances, the Company has not granted any options or rights of refusal that remain executory to the purchase or sale of any interest in any of the Real Property or any portion thereof, and to the Knowledge of Seller, there are no restrictions, covenants, conditions, or agreements affecting the Real Property which are unrecorded or not a matter of public record;

               (g)        the Facility is supplied with all utilities and other services necessary for the present operation thereof, including as applicable, gas, electricity, water, telephone, sanitary sewer or septic system and storm water management, all of which services are adequate for the present operation thereof, and, to the Knowledge of Seller, except for Permitted Encumbrances, all such utilities and other services are provided on, over and across public roads or permanent, irrevocable, appurtenant easements benefiting the Facility; and

               (h)        the Facility has direct vehicular access to a public road, or has access to a public road on, over and across a permanent, irrevocable, appurtenant easement benefiting the Facility (except to the extent that any such easement may be terminated upon the termination of any Contract), and access to the Real Property is provided by rights-of-way approved (if required) by the local planning and/or zoning boards or other administrative agency of the municipality, and, if relevant, state.

        3.14    Books and Records. The Books and Records of the Company are complete and correct in all material respects.

        3.15    Contracts.

               (a)       Schedule 3.15 sets forth a list of all of the Material Contracts. Seller has made available to Buyer true and complete copies of each Material Contract. Each Material Contract: (i) is in full force and effect, and (ii) is legal, valid and binding and is enforceable by the Company in accordance with its terms, subject to (A) applicable bankruptcy, insolvency, fraudulent conveyance, fraudulent transfer, reorganization, moratorium or other similar laws relating to creditors’ rights or creditors’ remedies generally; and (B) general principles of equity (regardless of whether enforcement is sought in a proceeding at law or in equity). Each of the Company and, if applicable, Seller has performed each term, covenant and agreement of each of the Material Contracts that is to be performed by it except where the failure to perform such obligations would not reasonably be expected to have a Material Adverse Effect, and neither Seller nor, to the Knowledge of Seller, the Company has any present expectation or intention of not fully performing all such obligations. No event has occurred that constitutes, or, with the passage of time or compliance with any applicable notice requirements, would constitute, a default by the Company or Seller under any of the Material Contracts except where such default would not reasonably be expected to have a Material Adverse Effect. No Material Contract has been modified, amended, supplemented, cancelled or terminated in any material respect by any oral or written agreement except for any modification, amendment, supplement, cancellation or termination after the Representation Date permitted by Section 5.2 because Buyer has consented thereto.

               (b)        To the Knowledge of Seller, each of the parties to the Material Contracts other than Seller and the Company has performed each material term, covenant and condition of each of the Material Contracts that is to be performed by such party. To the Knowledge of Seller, no event has occurred that constitutes, or with the passage of time or compliance with any applicable notice requirements, would constitute a default by any party (other than the Company or Seller) under any of the Material Contracts. No party to any of the Material Contracts has advised Seller or, to the Knowledge of Seller, the Company of its intention to amend, modify, cancel, terminate or exercise any option under any of the Material Contracts.

        3.16    Insurance.

               (a)       Schedule 3.16(a) sets forth a complete and correct list of all current insurance policies (the “Insurance Policies”) under which the Company is an insured, including policies providing property, casualty and liability coverage, bond and surety arrangements, self-insurance policies or arrangements and business interruption insurance policies in respect thereof. Seller has delivered to Buyer copies of (i) the Insurance Policies and (ii) certificates of insurance as evidence that such Insurance Policies are in effect and have the coverages, limits and deductibles (or, as applicable, self-insured retentions) specified. To the Knowledge of Seller, no event has occurred that, with notice or lapse of time, would permit the suspension or termination of any Insurance Policy listed or required to be listed on Schedule 3.16(a).

               (b)        Each Insurance Policy is in full force and effect and no notice of termination or cancellation or nonrenewal of any such Insurance Policy has been received by Seller, any of its Affiliates or, to the Knowledge of Seller, the Company.

               (c)        All policy premiums due and payable in respect of the Insurance Policies prior to the Closing have been, or will be on or prior to the Closing Date, paid up to and through the Closing.

               (d)        Since January 1, 1999, to the Knowledge of Seller, the Company has been continuously insured against risks and losses, with insurers and in amounts comparable to those of the policies set forth in Schedule 3.16(a), and there is no claim currently pending under any of such policies as to which coverage has been questioned, denied or disputed by the underwriters of such policies or in respect of which such underwriters have reserved their rights.

               (e)        To the Knowledge of Seller, Schedule 3.16(e) contains a complete list of all open and closed property claims, fidelity claims and other first party claims under any of the Insurance Policies since January 1, 1999, the value of each claim and the amount of settlement, as well as a complete list of all open and closed third party liability claims, workers compensation and other similar claims brought against the Company since January 1, 2002. To Seller’s Knowledge, no events have occurred prior to the Representation Date that would reasonably be expected to give rise to any claim under an Insurance Policy in excess of $100,000.

        3.17    Employees; Labor Matters.

               (a)        The Company does not have, and has never had, any employees. Except for obligations under the O&M Agreement, the Company does not have any liabilities relating to employees, employee benefits or any other employment related matters.

               (b)        With respect to the employees engaged by LPS to operate the Facility pursuant to the O&M Agreement:

                            (i)          there is no unfair labor practice charge or complaint against the Company or LPS pending or, to the Knowledge of Seller, threatened against the Company or LPS before the National Labor Relations Board or any other comparable federal, state or municipal authority;

                            (ii)         there is no litigation, arbitration proceeding, governmental investigation, administrative charge, or action of any kind pending or, to the Knowledge of Seller, proposed or threatened against the Company or LPS relating to employment, employment practices, terms and conditions of employment, wages and hours, or the safety and health of employees;

                            (iii)        LPS has complete form I-9 paperwork for all individuals providing services at the Facility and has complied with applicable immigration Laws with respect to such individuals; and

                            (iv)        No individual who provides services to the Company and the Facility through LPS is a common law employee of the Company or the Facility.

               (c)        Neither the Company nor LPS has any collective bargaining relationship or existing duty to bargain with any labor organization, and neither the Company nor LPS has recognized any labor organization as the collective bargaining representative of any of the personnel that operate the Facility.

               (d)       With respect to each employee benefit plan covered by Section 412 of the Internal Revenue Code of 1986, as amended (the “Code”), Section 302(f) of ERISA or Title IV of ERISA which is sponsored, maintained or contributed to by any Person, trade, business or organization (whether or not incorporated) that is treated with the Company as a single employer under Section 414(b), (c), (m) or (o) of the Code (each plan, a “Plan”, and the group of organizations, a “Controlled Group”): (i) no Plan is a “multiemployer plan” as defined in Section 4001(a)(3) of ERISA or a “multiple employer plan” as defined in Section 413(c) of the Code; (ii) no “reportable event” as defined at Section 4043 of ERISA has occurred with respect to any Plan; (iii) no Plan has unfunded benefit liabilities (as defined in Section 4001 of ERISA) and each Plan could be terminated in a “standard termination” under Section 4041(b) of ERISA on or before the Closing Date without any additional contribution from any contributing employer (but disregarding any other prerequisites for terminating such Plan); (iv) there is no accumulated funding deficiency (whether or not waived) under such Plan; and (v) all contributions and premium payments have been made and there are no contributions or premium payments that are past due and owing. Within the six-year period immediately preceding the Closing Date, none of the Company or any member of the Controlled Group has terminated, spun-off, merged or transferred assets or liabilities from any Plan or has incurred any withdrawal liability from any Plan.

               (e)        At no time has the Company or a member of the Controlled Group maintained any employee pension benefit plan (as defined in Section 3(2) of ERISA) that is not or has not been administered and operated in compliance with the applicable requirements of ERISA, the Code and other applicable local, state and federal law. Such requirements include, but are not limited to, the tax qualification requirements of Code section 401(a) and the fiduciary duty, prohibited transaction, reporting, disclosure, and notice requirements of ERISA.

               (f)        At no time has the Company or a member of the Controlled Group maintained or had any obligation under any Employee Benefit Plan which is a “group health plan” (as such term is defined in Section 5000 of the Code) that is not or has not been administered and operated in compliance with the applicable requirements of ERISA, the Code, the Health Insurance Portability and Accountability Act (“HIPAA”) and other applicable local, state and federal law. Such requirements include, but are not limited to, the following:

                            (i)          The continuation coverage requirements of the Consolidated Omnibus Reconciliation Act (“COBRA”);

                            (ii)         The COBRA notice requirements;

                            (iii)        The fiduciary duty, prohibited transaction, reporting, disclosure, and notice requirements of ERISA;

                            (iv)        The health factor nondiscrimination requirements of HIPAA;

                            (v)         The special enrollment requirements of HIPAA;

                            (vi)        The preexisting condition exclusion limitations of HIPAA;

                            (vii)       The health information privacy standards of HIPAA;

                            (viii)      The mothers and newborns coverage requirements of ERISA;

                            (ix)        The mental health parity requirements of ERISA;

                            (x)         The reconstruction following mastectomy coverage requirements of ERISA; and

                            (xi)        The nondiscrimination and reporting requirements of the Code.

        3.18    Compliance with Law. The conduct of the business of the Company as currently conducted does not violate or conflict with, and has not violated or conflicted with, any Law, except for such violations which would not reasonably be expected to result in a Material Adverse Effect, it being understood that nothing in this Section 3.18 addresses any matter that is the subject of any representation or warranty in Sections 3.13, 3.17, 3.19, 3.21 or 3.22.

        3.19    Permits. Schedule 3.19 lists all Permits currently held by the Company for the conduct of the business of the Company or the ownership or operation of the Facility, including Environmental Permits. The Permits held by the Company are all those that are required for the operation of the Facility as presently operated. The Company is not in default (or with the giving of notice or lapse of time or both, would be in default) under any Permit. Each such Permit is in full force and effect and not subject to a pending appeal or administrative or judicial review, and the Company is not in violation of or in non-compliance with any material obligation under any Permit to which it is subject. To the Knowledge of Seller, no event has occurred that permits, or upon the giving of notice or the lapse of time or otherwise would permit, the revocation, termination or adverse modification of any such Permit.

        3.20    Transactions with Affiliates. Except for the transactions under the O&M Agreement and the Venture Management Agreement, the Company has not, in the ordinary course of business or otherwise, purchased, leased or otherwise acquired any material property or assets or obtained any material services from, or sold, leased or otherwise disposed of any material property or assets or provided any material services to, (i) Seller or any Affiliate of Seller, or (ii) any member of the immediate family of any Affiliate of Seller who is an individual. The Material Contracts do not include any obligation or commitment between the Company on the one hand and any of the persons included in clauses (i) or (ii) of the preceding sentence on the other hand (except for Contracts with agents and representatives for services rendered in the ordinary course at regular wage rates).

        3.21    Tax Matters.

               (a)        The Company has filed or caused to be filed on a timely basis all Tax Returns required to have been filed by or for it (other than those for which extensions were requested and obtained in a timely manner), and all such Tax Returns are true, correct and complete in all material respects. The Company has no outstanding requests for any extension of time within which to pay its Taxes or file its Tax Returns. The Company has paid, accrued for payment or made provision for payment of all Taxes due and payable by it. There are no unpaid Taxes due and payable by the Company or by any other Person that are or could become a Lien on any Asset, or otherwise materially adversely affect the business, properties or financial condition of the Company. The Company is not liable to any taxing authority for any unpaid Taxes in respect of any taxable period or any portion thereof ending on or before the Closing Date, which Taxes are required to be paid on or prior to the date this representation is made. The Company is in material compliance with, and its records contain all material information and documents (including, without limitation, properly completed IRS Forms W-9) necessary to comply with, all applicable Tax information reporting and Tax withholding requirements. The Company has collected or withheld all amounts required to be collected or withheld by it for any Taxes, and all such amounts have been paid to the appropriate Governmental Authorities or set aside in appropriate accounts for future payment when due. The Financial Statements fully and properly reflect, as of their dates, all liabilities for Taxes for all periods ending on or before the date thereof. The unpaid Taxes of the Company did not, as of the Financial Statement Date, exceed the accrued Taxes (other than any reserve for deferred Taxes established to reflect timing differences between book and Tax income) set forth on the face of the Current Balance Sheet.

               (b)        The Company has not granted (nor is it subject to) any waiver currently in effect of the period of limitations for the assessment of Tax. No unpaid Tax deficiency has been asserted by any taxing authority against the Company or against Seller in respect of the Interest. There is no pending examination, administrative or judicial proceeding, or deficiency or refund litigation, with respect to any Taxes of the Company or with respect to Seller in respect of the Interest, and, to the Knowledge of Seller, there is no basis upon which any Tax deficiency or adjustment would reasonably be expected to be asserted against the Company or Seller in respect of the Interest. No issue involving any Tax item of the Company has been raised or resolved by any taxing authority in any audit or examination in a manner which, by application of the same principles, would reasonably be expected to result in a deficiency for Taxes of the Company or Seller for any other period. Seller has not reported any Tax item of the Company on any Tax Return in a manner inconsistent with a Schedule K-1 (or equivalent state or local form) issued by the Company in respect of the Interest.

               (c)        There are no outstanding rulings of, or requests for rulings by, any taxing authority addressed to the Company that are, or if issued would be, binding on the Company or any of its partners for any full or partial Tax period beginning on or after the Closing Date.

               (d)        The Company is not a party to any Tax sharing, Tax allocation or Tax indemnity agreement or similar arrangement. The Company is not presently liable, nor does the Company have any potential liability for, the Taxes of another Person (i) under Treasury Regulations Section 1.1502-6 (or any comparable provision of state, local or foreign law), (ii) as a transferee or successor, or (iii) by contract or indemnity or otherwise.

               (e)        The Company is, and at all times has been, treated as a “partnership” for federal income tax purposes within the meaning of Section 761(a) of the Internal Revenue Code and, as such, is not, and has never been, a “publicly traded partnership” within the meaning of Section 7704 of the Internal Revenue Code or otherwise subject to any liability for income Taxes, whether federal, state, local or foreign. The Company has never made any election to be excluded from all or any part of Subtitle A, Chapter 1, Subchapter K of the Internal Revenue Code.

               (f)        The Company is not party to any contract, agreement, plan or other arrangement covering any person that, individually or collectively, could give rise to the payment of any amount that would not be deductible by the Company by reason of Section 280G of the Internal Revenue Code.

               (g)        No written claim has been made by any taxing authority in a jurisdiction where the Company does not currently file Tax Returns that the Company is or may be subject to Tax by such jurisdiction or that partners of the Company, by reason of their status as such, are or may be subject to Tax by such jurisdiction, nor to Seller’s Knowledge has any taxing authority threatened to make such an assertion.

               (h)        None of the assets or properties of the Company (i) is or will be required to be treated as tax-exempt use property within the meaning of Section 168(h)(1) of the Internal Revenue Code; or (ii) directly or indirectly secures any debt the interest on which is tax-exempt under Section 103(a) of the Internal Revenue Code. The Company has not agreed to, nor is the Company required to, make any adjustments under Section 481(a) of the Internal Revenue Code by reason of a change in accounting method or otherwise. The Company does not have any application pending with any taxing authority requesting permission to change any accounting method, and no taxing authority has, to Seller’s Knowledge, proposed in writing any such adjustment or change in accounting method.

               (i)        No Person that is treated for federal income Tax purposes as owning an interest in the Company is a “foreign person” within the meaning of Section 1445(f)(3) of the Internal Revenue Code.

               (j)        Buyer has been provided true copies of all Tax Returns filed by or with respect to the Company for the last three years for which such Tax Returns have been filed, and the Company has made available to Buyer all relevant documents and information with respect to such Tax Returns, including without limitation work papers, records, examination reports, and statements of deficiencies or adjustments proposed, assessed against or agreed to by the Company.

               (k)        There has been no direct, indirect or deemed sale or exchange within the meaning of Section 708(b)(1)(B) of the Code of any capital or profits interests in the Company within the twelve (12) months immediately preceding the Closing Date by or in respect of Seller or, to Seller’s Knowledge, by or in respect of any other partner of the Company.

               (l)        At the time of the Closing, Seller’s 704(b) capital will be equal to or less than 50% of the total combined partners’ 704(b) capital of the Company even if, at or prior to the Closing, either or both of the following events have occurred: (i) all or any portion of the Existing Letters of Credit have been drawn, or (ii) the Existing Letters of Credit, or any portion thereof, have been replaced with cash contributed to the Company by Seller or any of its Affiliates.

        3.22    Environmental Matters.

               (a)        To the Knowledge of Seller, each of the Company and the Facility is, and at all relevant times in the past, has been in compliance with all applicable Environmental Laws and Environmental Permits described in Section 3.19. Neither the Company nor the Facility has received any written or, to the Knowledge of Seller, verbal communications from any Person alleging that the Company or the Facility is not in such compliance. All Environmental Permits currently held by the Company and the Facility are identified in Schedule 3.19, all such Environmental Permits are in full force and effect and are not subject to a pending appeal, and there are no proceedings pending or to the Knowledge of Seller anticipated that would reasonably be expected to result in the suspension, revocation, termination or adverse modification of any such Environmental Permits.

               (b)        The Company has not (i) to the Knowledge of Seller, generated, used, treated, stored, disposed of, or caused a Release of any Hazardous Material on, under, at, from or in any way affecting any Real Property or the Facility except in compliance with all applicable Environmental Laws and Environmental Permits, or (ii) received any written notice that the shipment of any Hazardous Material generated on the Real Property to any other place for use, storage, treatment or disposal has resulted in an Environmental Claim against the Company which, in the case of clause (i) or (ii) would reasonably be expected to give rise to any Environmental Liability.

               (c)        There are no Environmental Claims pending or, to Seller’s Knowledge, threatened against the Company or, to Seller’s Knowledge, against any Person or entity whose liability for any Environmental Claim the Company has retained or assumed, either contractually or by operation of law, which would reasonably be expected to have a Material Adverse Effect.

               (d)        Neither the Company nor, to Seller’s Knowledge, any other Person has caused any Release of Hazardous Material on, from or beneath the Facility or Real Property.

               (e)        Without in any way limiting the generality of the foregoing, to Seller’s Knowledge, no properties owned, operated or leased by the Company contain any: underground storage tanks, asbestos, polychlorinated biphenyls (“PCBs”), underground injection wells, radioactive material, or sites in which any Hazardous Material has been disposed of or Released.

               (f)        The Company and the Facility are not subject to any outstanding consent decree, compliance order, or administrative order pursuant to Environmental Laws, and there are no Liens imposed or, to Seller’s Knowledge, in the process of being imposed on the Facility or the Real Property pursuant to any Environmental Law and no notices or deed restrictions relating to the presence of Hazardous Material at any Real Property have been filed pursuant to any Environmental Law.

               (g)        To Seller’s Knowledge, there are no Hazardous Materials present on, at, under, migrating from, or Released from, the Facility or any Real Property or that have been Released at any other location that would subject the Company to any material Environmental Liability, including but not limited to any order or agreement requiring the Clean-Up or Remedial Action of any condition resulting from the Release or threatened Release of Hazardous Materials.

               (h)        The Company is not a party to any contract, lease or other agreement with any Person pursuant to which the Company has any continuing obligation with respect to the Clean-Up or Remedial Action of any known or suspected condition resulting from the treatment, storage, use, or Release of Hazardous Materials.

               (i)       The Company holds all rights to emission allowances or emission reduction credits that have been allocated or otherwise acquired for 2004 and future years under Environmental Laws. The Company has not entered into any agreement either to purchase or sell such allowances or credits except for agreements reasonably necessary for the operation of the Facility.

        3.23    Intellectual Property Rights.

               (a)        Except for (i) the intellectual property rights identified in Schedule 3.23(a), (ii) commercially available books or computer software with a value not in excess of $3,000 individually, or (iii) intellectual property rights granted or obtained under any Material Contract (such Intellectual Property Rights described in the foregoing clauses (i) through (iii), the “Company Intellectual Property Rights”), the Company does not own, hold, utilize, or license for its use any material patent, patent application, trademark, service mark, trade name, trade secret, copyright, or other material intellectual property (collectively, such types of intellectual property are referred to as the “Intellectual Property Rights”). The Company owns or has a valid and enforceable right to use pursuant to written license or other agreement all of the Company Intellectual Property Rights. The Company has not received any notice from any person or entity asserting that the Company in the conduct of its business and use of its Intellectual Property Rights has infringed or is infringing on any such rights of a third party and, to the Knowledge of Seller, the Company has not directly infringed or misappropriated any intellectual property rights of others. To Seller’s Knowledge, no Person is infringing, or has infringed on, any Intellectual Property Rights of the Company.

               (b)        The Intellectual Property Rights listed on Schedule 3.23(a) represent all of the material Intellectual Property Rights other than Intellectual Property Rights described in clauses (ii) and (iii) of subsection (a) of this Section 3.23 used in the operation of the Facility.

        3.24    Bank Accounts; Powers of Attorney. Schedule 3.24 contains a list of all bank accounts maintained by the Company and identifies each individual having signature authority with respect to each such account. The Company has not granted any outstanding power of attorney to any person with respect to any matter.

        3.25    Brokers' Fees. None of Seller, the Company or any Affiliate of Seller or the Company has engaged with respect to the transactions contemplated by this Agreement a broker, finder or other Person serving a similar function, which engagement will or may result in any liability or obligation of Buyer or any of its Affiliates or to which any of their assets (including, if the transactions contemplated by this Agreement are consummated, the Interest or the Assets of the Company) would be subject.

        3.26    Regulatory Status.

               (a)        Neither the Company nor Seller is subject to regulation as a “public utility company” or a “holding company,” or a “subsidiary company” or “affiliate” of a “holding company” under the Public Utility Holding Company Act of 1935, as amended.

               (b)        Neither the Company nor Seller is subject to regulation as an “investment company” or a company “controlled” by an “investment company” within the meaning of the Investment Company Act of 1940, as amended.

               (c)        Each of ROVA I and ROVA II has been certified by FERC as an “exempt wholesale generator” within the meaning of Section 32 of PUHCA and FERC’s implementing regulations and is currently operated in compliance with PUHCA Section 32 and FERC’s implementing regulations regarding “exempt wholesale generator” status. The covenant contained in clause (x) of Section 7.1(h) of the Partnership Agreement has been waived by each of Seller and Buyer to permit ROVA II to surrender its status as a Qualifying Facility (as such term is defined in the Partnership Agreement).

        3.27    Solvency. Both before and after giving effect to the transactions contemplated by this Agreement, Seller (a) has capital (or access to immediately available capital), sufficient to carry on its business and is able to pay its debts as they mature, (b) owns assets having a value, both at fair valuation and at present fair saleable value, greater than the amount required to pay its probable liabilities (including contingencies), (c) does not believe that it will incur debts or liabilities beyond its ability to pay such debts or liabilities as they mature and (d) in consummating the transactions contemplated by this Agreement does not intend to hinder, delay, or defraud either its present or future creditors.

        3.28    Disclosure. No representation or warranty made to Buyer by Seller herein or in any document delivered hereunder, when taken as a whole and taking into account all of the information set forth in the Disclosure Schedules attached hereto, contains any untrue statement of material fact or, to Seller’s Knowledge, omits to state a material fact which is necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading.

ARTICLE 4.
REPRESENTATIONS AND WARRANTIES OF BUYER

                 Buyer hereby represents and warrants to Seller on and as of the Effective Date and the Closing Date (provided that all representations and warranties which are made as of a specific date are made only as of such date) that, except as set forth in the section of the Disclosure Schedules corresponding to the Section of this Article 4 containing such representation or warranty or as otherwise provided in Section 9.11:

        4.1    Organization and Qualification. Each of Buyer and WEL Partner is a limited partnership duly organized, validly existing and in good standing under the laws of Delaware, and has all requisite power and authority to own, lease and operate its properties and to carry on its business as currently conducted.

        4.2    Enforceability. (a) The execution, delivery and performance by Buyer of this Agreement and the Ancillary Agreements required thereby from it is within its power; and (b) the execution and delivery by Buyer of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized, and no other internal proceedings on its part are necessary to authorize this Agreement or to consummate the transactions contemplated hereby, (c) this Agreement has been, and the Ancillary Agreements required hereby to which Buyer is a party will be, duly and validly executed and delivered by it, and (d) its obligations under this Agreement are, and its obligations under the Ancillary Agreements required hereby from it will be, when executed and delivered by the parties hereto and thereto, its valid and binding obligations, enforceable against it in accordance with their respective terms subject to (i) applicable bankruptcy, insolvency, fraudulent conveyance, fraudulent transfer, reorganization, moratorium or other similar laws relating to creditors’ rights or creditors’ remedies generally; and (ii) general principles of equity (regardless of whether enforcement is sought in a proceeding at law or in equity).

        4.3    Buyer’s Consents and Approvals; No Violation or Conflict by Buyer.

               (a)        Except for the FERC Transaction Approvals and the Required Consents, no notice to, filing or registration with, and no permit, authorization, consent or approval of, any Governmental Authority is necessary or is required to be made or obtained by Buyer in connection with the execution and delivery of this Agreement by Buyer or for the consummation by Buyer of the transactions contemplated hereby.

               (b)        The execution and delivery of the this Agreement, the Buyer Guaranty and the Ancillary Agreements by Buyer, WEL Partner and Buyer Guarantor (as applicable), the performance of this Agreement, the Buyer Guaranty and the Ancillary Agreements by Buyer and Buyer Guarantor (as applicable) and the consummation of the transactions contemplated hereby do not (i) conflict with or result in any breach of any provision of the Governing Instruments of Buyer or Buyer Guarantor, (ii) conflict with or violate any Law applicable to Buyer or Buyer Guarantor or any of their respective properties or assets, or (iii) subject to obtaining all Buyer Required Consents, conflict with or result in a violation or breach of, or constitute (with or without due notice or lapse of time or both) a default (or give rise to any right of termination, cancellation, modification or acceleration) under, any of the terms, conditions or provisions of any contract, agreement, lease, license, mortgage, indenture, instrument or other arrangement to which Buyer or Buyer Guarantor is a party or by which Buyer or Buyer Guarantor or any of their respective properties or assets may be bound, or (iv) subject to obtaining all Buyer Required Consents, result in the creation of any material lien, charge or encumbrance of any kind whatsoever upon the Interest.

        4.4    No Litigation. There is no Claim pending or, to the Knowledge of Buyer, any Claim threatened (a) against Buyer or any of its Affiliates relating to the business, assets or properties of Buyer or any of its Affiliates except for any claim that would not reasonably be expected to result in a Buyer Material Adverse Effect, or (b) that seeks restraint, prohibition, damages or other relief in connection with this Agreement or the consummation of the transactions contemplated hereby.

        4.5    Brokers' Fees. Neither Buyer nor any Affiliate of Buyer has engaged with respect to the transactions contemplated by this Agreement a broker, finder or other Person serving a similar function, which engagement will or may result in any liability or obligation of Seller or any of its Affiliates or to which any of its assets would be subject.

        4.6    Investment Intention. Buyer is acquiring the Interest for its own account for investment purposes only and not with a view to the distribution (as such term is defined in Section 2(a)(11) of the Securities Act of 1933, as amended (the “Securities Act”)) thereof, it being understood that the right to dispose of the Interest shall be entirely within the discretion of Buyer; provided, however, Buyer understands that the Interest has not been registered under the Securities Act or any applicable state securities laws and cannot be sold unless subsequently registered under the Securities Act and any applicable state securities laws or an exemption from such registration is available.

        4.7    Accredited Investor. Buyer is an "accredited investor" as such term is defined in Rule 501(a) under the Securities Act.

        4.8    Financial Resources. Buyer or its Affiliates have financial resources sufficient to satisfy Buyer's obligations under this Agreement without resort to any third-party financing other than committed third-party financing that is not subject to any condition or contingency other than the acquisition of the Interest by Buyer.

        4.9    Lender Consent. Buyer has no reason to believe that, based on its and its Affiliates' financial resources, the Lenders would refuse to consent to the transactions contemplated by this Agreement as required by the Credit Agreement.

ARTICLE 5.
COVENANTS OF SELLER AND BUYER

        5.1    FERC Transaction Authorization. As promptly as possible after the Effective Date, but no later than September 17, 2004, Seller shall, or shall cause the Company to, file with the FERC an application seeking the authorization of the FERC in connection with Buyer’s acquisition of Seller’s jurisdictional facilities (as defined in the Federal Power Act) (the “FERC Transaction Approvals”) subject to the terms and conditions of the Agreement. Seller may file or cause to be filed an application for the FERC Transaction Approvals prior to the Effective Date. From and after the Effective Date, Buyer shall cooperate with Seller in connection with filing the application for the FERC Transaction Approvals and shall use commercially reasonable efforts to provide to Seller, at a time and in a manner that will permit the Seller to file the application for the FERC Transaction Approvals within the time period provided above, all information concerning Buyer necessary for the filing of the application for the FERC Transaction Approvals. Without limiting the generality of the foregoing, Buyer shall provide Seller or the Company with any market power survey, analysis, testimony, report or similar market power related documentation or information required for the FERC Transaction Approvals at Buyer’s sole cost and expense. Following the initial filing, Buyer and Seller shall use their commercially reasonable efforts (which shall not include the payment of money other than fees and expenses of professional advisors and filing fees) to secure FERC orders containing such approval as promptly as possible. Buyer and Seller shall undertake all commercially reasonable efforts (which shall not include the payment of money other than fees and expenses of professional advisors and filing fees) to cooperate with and assist the other by filing with the FERC (or, in the case of Seller, by causing the Company to file with the FERC), if requested by the other, within any time period established by FERC order, regulation or notice, an intervention or other pleading urging approval of the applications for the FERC Transaction Approvals. Seller shall cause the Company, prior to the Closing Date, to file a notice with the FERC of a change in structure, if any, and direct and indirect ownership of the Company as necessary to maintain the Company’s market-based rate authorization; provided, Seller shall have no obligation to pursue any order or determination of the FERC or participate in any proceeding of the FERC, in each case relating to or initiated in response to such notice.

        5.2    Conduct of Business Pending the Closing. Seller agrees that, from the Effective Date until the Closing Date or the earlier termination of this Agreement pursuant to Article 8, unless otherwise agreed to by Buyer in writing or expressly contemplated by this Agreement:

               (a)        Seller shall cause the Company, to the extent that it is entitled to do so, to conduct its operations in the ordinary and usual course of business and consistent with past practice, and Seller shall cause the Company, to the extent that it is entitled to do so, to exercise its commercially reasonable efforts to (i) maintain the Material Contracts in accordance with their terms, (ii) maintain the Permits, including Environmental Permits, in full force and effect, and obtain any renewals of such Permits required prior to the Closing Date, (iii) preserve intact its business organization and (iv) cause the Facility to be operated and maintained and repaired, as the case may be, in all material respects in accordance with the ordinary course of business consistent with past practices and in accordance with prudent utility practices, applicable Laws and Permits and the applicable requirements of the ROVA I PPA and the ROVA II PPA. Without limiting the generality of the foregoing, Seller shall exercise its rights to prevent the Company from (unless, in each case, Buyer provides prior written consent):

                            (i)          amending its Governing Instruments, except as required by this Agreement;

                            (ii)         authorizing for issuance or issuing, selling or delivering (whether through the issuance or granting of options, warrants, commitments, subscriptions, rights to purchase or otherwise) any Equity Interests in the Company;

                            (iii)        participating in any merger, consolidation or other business combination, or sale of all or substantially all the assets of the Company;

                            (iv)        (A) incurring, assuming or otherwise becoming liable or responsible for any Indebtedness not currently outstanding (except in the ordinary course of business and consistent with past practice); (B) making any loans, advances or capital contributions to, or investments in, any other Person; (C) entering into any power purchase agreement, tolling agreement or other Contract obligating the Company to sell any electricity generated by the Facility; (D) entering into any Contract other than in the ordinary course of business consistent with past practice, in accordance with the Company Budget, or in connection with the transactions contemplated by this Agreement; (E) entering into any Contract with Seller or any Affiliate of Seller which is not terminated or terminable at will by the Company as of the Closing without any payment, penalty or other liability in connection therewith (provided, that Seller shall provide Buyer with written notice thereof); or (F) authorizing any single capital expenditure which is in excess of $100,000 other than capital expenditures required by any Material Contract or made in accordance with the Company Budget;

                            (v)         adopting or amending (except as may be required by Law) any bonus, profit sharing, compensation, severance, termination, pension, retirement, deferred compensation, employment, severance or other employee benefit agreements, trusts, plans, funds or other arrangements for the benefit or welfare of any present or former director, officer or employee or the dependent or beneficiary of any present or former director, officer or employee, or (except for normal increases in the ordinary course of business that are consistent with past practices and that, in the aggregate, do not result in a material increase in benefits or compensation expense) increasing in any manner the compensation or fringe benefits of any director, officer or employee or pay any benefit not required by any existing plan and arrangement (including the granting of stock options, stock appreciation rights, shares of restricted stock or performance units) or entering into any contract, agreement, commitment or arrangement to do any of the foregoing;

                            (vi)        modifying, amending, supplementing, canceling, terminating or renewing any Material Contract as in effect on the Effective Date, except for the renewal of a Material Contract that would otherwise expire and be required to be replaced with another Material Contract provided such renewal is in the ordinary course of business and on terms that are not materially more onerous to the Company than in such Material Contract prior to renewal except for price adjustments provided for in such Material Contract;

                            (vii)        except as contemplated by the Company Budget, acquiring, selling, leasing or disposing of any Assets other than in the ordinary course of business consistent with past practice;

                            (viii)       making any Tax election (other than elections that are made consistently with past practice) or settling or compromising any Tax liability that would reasonably be expected to create or otherwise cause any liability of the Company that will exist or become due on or after the Closing;

                            (ix)        incurring any trade accounts payable or other expenses other than in the ordinary course of business consistent with past practice or pursuant to the Company Budget;

                            (x)         except with respect to Indebtedness as permitted pursuant to Section 5.2(a)(iv)(A) and Permitted Encumbrances, pledging or hypothecating any of the Assets to secure Indebtedness;

                            (xi)        making any distribution or dividend other than cash distributions by the Company in the ordinary course of business consistent with past practice;

                            (xii)        waiving or releasing any right of material value;

                            (xiii)       changing financial or accounting methods or accounting practices prior to Closing unless required by GAAP or applicable Law;

                            (xiv)       changing the business it conducts in any material respect;

                            (xv)        taking any action other than in the ordinary course of business;

                            (xvi)       settling or compromising any actual, pending or threatened Claim, action or proceeding involving, or otherwise resulting in an economic cost of, more than $100,000 individually or $250,000 in the aggregate with any Governmental Authority or other Person other than the resolution of the pending business personal property tax dispute between the Company and the County of Halifax, State of North Carolina; provided that the resolution of such business personal property tax dispute does not contain an agreement by the Company to (x) an assessment of the Company’s property for any period after December 31, 2003 of more than $147 million, or (y) any rate increase, surcharge or special assessment that applies only to the property of the Company; or

                            (xvii)       agreeing (in writing or otherwise) to take any of the foregoing actions.

               (b)        Seller shall give notice to Buyer, as soon as practicable but in no event more than five (5) days from the date notice is received by Seller or, to Seller’s Knowledge, the Company, of (i) any notice of violation or threatened action by any Governmental Authority against the Company, or (ii) any default notice or actual, pending or threatened Claim against the Company by any other Person.

               (c)        Seller will not sell, transfer, pledge, hypothecate, divide, assign or otherwise alienate any portion of the Interest.

               (d)        Seller shall cause the Company, to the extent that it is entitled to do so, to: (i) keep full and complete Books and Records, consistent with past practice; (ii) maintain in full force and effect the insurance policies heretofore maintained for the benefit of the Company (or policies providing substantially the same coverage); (iii) take such action as may be reasonably necessary to preserve its Assets in good working condition, ordinary wear and tear excepted (and subject to repairs contemplated by the Company Budget); (iv) promptly advise Buyer in writing of any material reduction or, to the Knowledge of Seller, threatened change in the business prospects, properties or condition, financial or otherwise, of the Company that has occurred or that Seller reasonably believes will occur; (v) promptly advise Buyer in writing of any change in methods of accounting or accounting practices implemented by the Company as required by GAAP or applicable Law; and (vi) conduct the business of the Company in compliance in all material respects with all applicable Laws.

               (e)        Seller shall provide notice to Buyer as soon as is reasonably practicable of the payment, discharge or satisfaction by the Company of any material Claims or Losses (whether absolute, accrued or unasserted, contingent or otherwise), other than the payment, discharge or satisfaction of liabilities (i) reflected or reserved against in the Current Balance Sheet, (ii) incurred in the ordinary course of business since the Financial Statement Date, (iii) incurred in accordance with the Company Budget, or (iv) arising in the ordinary course of business under any existing Contract.

               (f)        Seller shall provide notice to Buyer of the occurrence of any Casualty Loss as soon as is reasonably practicable after Seller obtains Knowledge of such Casualty Loss; provided, however, such notice shall be given in any event within five (5) days after Seller obtains such Knowledge.

               (g)        Notwithstanding anything to the contrary in paragraphs (a) or (d) of this Section 5.2, Seller shall have no obligation to take any action, or refrain from taking any action, if Seller, acting in good faith, has determined that the taking or refraining from the taking of such action will result in a breach by Seller of any fiduciary duty or contractual duty under the Partnership Agreement or any breach by the Company of any contractual duty; provided, however, this provision shall not apply to clauses (i) through (iii) of paragraph (a) of this Section 5.2. Nothing in this Section 5.2(g), or the action or inaction of Seller pursuant to this Section 5.2(g), shall amend, supplement, modify or otherwise qualify any of the representations or warranties set forth in Article 3 or otherwise impair Buyer’s rights under Section 6.1(b). Seller shall give Buyer prompt written notice of any action taken or not taken in reliance on this Section 5.2(g).

        5.3    Access to Information. Between the Effective Date and Closing or earlier termination of the Agreement pursuant to Article 8, Buyer and its authorized representatives will be given access on reasonable notice during normal business hours to: (i) Company and Seller accountants; (ii) the Books and Records of the Company (including the right to make copies thereof), regardless of the form or medium in which such Books and Records are maintained, provided that the Parties contemplate that such Books and Records will be made available in a manner intended to preserve the confidentiality of the transactions contemplated hereby prior to Closing; (iii) inspect, during normal business hours, all of the Assets; (iv) review all plans, specifications, designs, and other information related to the Facility; and (v) conduct such other reviews and inspections as Buyer may reasonably request, subject to Seller’s and the Company’s reasonable requirements; provided, however, that any such access shall be conducted in a mutually satisfactory manner that (A) is intended to preserve the confidentiality of the transactions contemplated hereby prior to Closing, (B) is consistent with this Agreement, and (C) does not interfere with the operation of the Facility. In addition, Seller shall cause LPS to give Buyer and its authorized representatives reasonable access, upon reasonable notice and during normal business hours, to personnel who operate the Facility. Nothing in this Section 5.2 shall entitle Buyer or its representatives to conduct any environmental investigation or testing at the Facility, except for any such environmental investigation as is capable of being conducted solely by an inspection of the Facility.

        5.4    Public Announcements. Each of Buyer and Seller shall, to the extent practicable, consult with and obtain the approval (which approval will not be unreasonably withheld) of the other Party before issuing any press release or making any other public statement with respect to this Agreement or any of the transactions contemplated hereby, except as may be required by Law or by obligations pursuant to any listing agreement with any national securities exchange or inter-dealer quotation system or as required in connection with the FERC Transaction Approvals (and, in the reasonable judgment of the Party making such announcement or public statement, based upon advice of counsel, prior consultation with and approval of the other Party, despite reasonable efforts to obtain same, would prevent dissemination of such announcement or public statement in a timely enough fashion to comply with such applicable Law, listing agreement provision or exchange policy or requirement in connection with the FERC Transaction Approvals), and, in such event, each Party agrees to give prompt notice to the other Party prior to any such written release or statement and, to the extent possible, seek confidential treatment of such information or filing.

        5.5    Intentionally Omitted.

        5.6    Commercially Reasonable Efforts.

               (a)        From the Effective Date until the earlier of the Closing Date or the date on which this Agreement is terminated pursuant to Article 8, each of the Parties shall use its commercially reasonable efforts to obtain in an expeditious manner the satisfaction of all conditions precedent to the obligations of the other Party to consummate the purchase and sale of the Interest. Nothing in this paragraph shall obligate any Party to pay money to any Person or to contribute money or other capital to the Company (other than for fees and expenses of its professional advisors and filing fees).

               (b)        If the Company receives any notice from any Governmental Authority after the Representation Date and prior to the earlier of the Closing Date and the date on which this Agreement is terminated pursuant to Article 8, that changes the requirements or conditions of any Permit, Seller shall promptly deliver a copy of such notice to Buyer.

               (c)        Seller shall use commercially reasonable efforts (which shall not include the payment of money, other than fees and expenses of its professional advisors and filing fees and that which is currently due and payable to the party providing such consent) to obtain, or to cause the Company, or cooperate with Buyer, to obtain, all Required Consents prior to the Closing. After the Effective Date, Buyer shall use commercially reasonable efforts (which shall not include the payment of money other than fees and expenses of its professional advisors and filing fees), to obtain, or cooperate with Seller or the Company to obtain, all Required Consents prior to the Closing.

               (d)        The Parties shall cooperate and use commercially reasonable efforts (which shall not include agreeing to any modifications of the terms of the underlying obligations and shall not require the payment of any money other than fees and expenses of its professional advisors and filing fees) in order that, effective on or prior to the Closing Date, the Existing Letters of Credit shall be returned to Seller or cancelled and terminated and all Liabilities, if any, of Seller or its Affiliates related thereto shall be fully, completely and unconditionally released. Without limiting what would otherwise constitute commercially reasonable efforts (which shall not include agreeing to any modifications of the terms of the underlying obligations and shall not require the payment of any money other than fees and expenses of its professional advisors and filing fees), Buyer shall deliver Substitute Letters of Credit or deposit cash as described in Section 5.8.

        5.7    Consents.

               (a)        From the Effective Date to the earlier of the Closing Date or the date on which this Agreement is terminated pursuant to Article 8, each Party will use its commercially reasonable efforts (which shall not require the payment of any money other than fees and expenses of its professional advisors and filing fees) to obtain the consents, approvals, authorizations, waivers, permits, certificates and orders of Governmental Authorities and any other third parties that may be or become necessary or advisable for the performance of its obligations under this Agreement and the consummation of the transactions contemplated hereby and will cooperate in all reasonable respects with the other Party in promptly seeking to obtain such consents, approvals, authorizations, waivers, permits, certificates and orders as may be necessary or advisable for the performance of their respective obligations pursuant to this Agreement. None of the Parties will take any action for the purpose of delaying, impairing or impeding the receipt of any required approvals, and each Party will use its commercially reasonable efforts (which shall not require the payment of any money other than fees and expenses of its professional advisors and filing fees) to secure such approvals as promptly as possible.

               (b)        To the extent that Permits are required to be transferred to Buyer, each of the Parties will use its commercially reasonable efforts (which shall not require the payment of any money other than fees and expenses of its professional advisors and filing fees) to facilitate such transfers of Permits by the Closing, without any material change in the terms thereof.

        5.8    Substitute Letters of Credit; Cash Deposit. At the Closing, Buyer shall, at its option, either (a) deliver to the Agent Substitute Letters of Credit, or (b) deposit with the Agent cash, in each case, in an amount equal to the undrawn amount of the Existing Letters of Credit (but not more than $9,850,000) so that, subject to the terms and provisions of the Credit Agreement and the consent and cooperation of the Agent, upon delivery of such Substitute Letters of Credit to, or deposit of cash with, the Agent, the Existing Letters of Credit shall be released and returned to Seller at the Closing.

        5.9    Further Assistance. After the Closing Date, each Party shall take, without additional consideration, such further reasonable action (including the execution and delivery of such further instruments and documents and the grant of access to any individuals, premises, books or records) as any other Party reasonably may request as may be necessary or desirable to carry out the purposes of this Agreement.

        5.10    Use of LG&E Name. Buyer acknowledges that the Company has no claim or rights in or to the name “LG&E”. Buyer agrees that as soon as practicable after the Closing, but in any event within thirty (30) days following the Closing, it will, to the extent it is entitled to do so, cause the Company to file, register or submit such documents as are necessary to change its name to remove the name “LG&E” and any variation thereof and to amend each certificate, partnership agreement or other Governing Instrument of the Company to reflect such name change. Buyer further agrees that within thirty (30) days following the Closing it shall use its commercially reasonable efforts to remove the name “LG&E” from all signs, stationery, Assets and other items owned or used by the Company and shall thereafter, to the extent that it is entitled to do so, cause the Company not to use the name “LG&E” or any variation thereof for any purpose or reason whatsoever. Nothing in this paragraph shall obligate Buyer to pay money to any Person or to contribute money or other capital to the Company (other than for fees and expenses of its professional advisors and filing fees).

        5.11    Guaranties. Simultaneously with the execution of this Agreement, (a) Buyer shall cause Buyer Guarantor to execute the Buyer Guaranty and deliver it to Seller, and (b) Seller shall cause Seller Guarantor to execute the Seller Guaranty and deliver it to Buyer.

        5.12    Interim Financial Statements. Seller agrees to deliver to Buyer prior to the Closing Date interim financial statements of the Company with respect to periods after the Financial Statement Date for which the Company would prepare financial statements in accordance with past practice. Each set of such interim financial statements shall be delivered by Seller to Buyer within a reasonable period of time after Seller receives the final version of such interim financial statements. Seller agrees to deliver to Buyer prior to the Closing Date copies of all federal income tax returns and property tax filings promptly after Seller receives copies of such returns and filings from the Company.

        5.13    Replacement Insurance. Buyer agrees to obtain or cause to be obtained as of the Closing replacement insurance arrangements (“Replacement Insurance”) for the Company providing replacement coverage equivalent to the existing coverage maintained by or on behalf of the Company as of the Effective Date or, if such replacement coverage cannot be obtained on a commercially reasonable basis, replacement coverage that is as close to equivalent to the existing coverage as can be obtained on a commercially reasonable basis.

        5.14    Pre-Closing Claims. Seller agrees that in the event Seller is entitled to indemnification, payment, reimbursement or contribution under Section 4.8 or 4.14 of the Partnership Agreement, in each case relating to any circumstance, condition or event in existence or occurring prior to the Closing, Seller will seek such indemnification, payment, reimbursement or contribution with respect to such circumstances conditions or events only from or against partners of the Partnership prior to the Closing and their successors, and if Seller receives any indemnification, payment reimbursement or contribution from the Company with respect to such circumstances, conditions or events, Seller will pay to Buyer 50.0% of the amount collected by Seller from the Company with respect to such circumstances, conditions or events. Nothing in this Section 5.14 shall apply to any rights of Seller under Section 4.8 or 4.14 of the Partnership Agreement with respect to any circumstance, condition or event not in existence or occurring prior to the Closing.

        5.15    Preservation of Company Status. Each of Buyer and Seller agrees that if the transactions contemplated by the Agreement would result in a termination of the Company for federal income tax purposes, it will take all actions reasonably within its control to cause the transactions contemplated by the Agreement to nonetheless be effective and to waive (and to cause the Company to waive) any Claims or Losses in connection with such termination. Without limiting the generality of the foregoing, each of Buyer and Seller agrees to vote its interest in the Company (and cause its representative on the Company’s Management Committee to vote) to take such actions and to agree to amend the Partnership Agreement as necessary and appropriate to permit the transactions to occur and to effect such waiver.

        5.16    LPS Staff Transfers. From the Effective Date through the date that the Pending Arbitration is completed or all of the underlying claims in the Pending Arbitration are otherwise settled or resolved, Buyer shall cause LPS not to transfer Don Keisling, Fred Silva, Doug Henshaw or Chris Hews from the Facility to any other facility operated or maintained by LPS without the prior written consent of Buyer.

        5.17    Exclusive Rights for LPS. If the Interest is sold to Buyer pursuant to this Agreement, (i) Seller shall give Buyer notice prior to the sale of LPS or the O&M Agreement, upon which notice Buyer shall have 30 days to conduct due diligence on LPS and the O&M Agreement and (ii) Buyer shall have the exclusive right to negotiate the purchase of LPS or some or all of its assets for a period of 30 days after the 30 day due diligence period. If Buyer elects not to exercise this right or if Buyer and LPS (and/or the owner of LPS) do not agree on terms and conditions for a sale during the 30 day period, the provisions of this Section 5.17 shall expire with no further obligations to Buyer and the sale of the O&M Agreement or LPS or its assets may be negotiated and closed at any time thereafter with any other Person. Notwithstanding anything to the contrary in this Section 5.17, the provisions of this Section 5.17 shall not amend or modify the provisions of the O&M Agreement.

ARTICLE 6.
CONDITIONS PRECEDENT TO CLOSING

        6.1    Conditions Precedent to Obligations of Buyer. The obligation of Buyer to consummate the purchase and sale of the Interest as contemplated hereby is subject to the satisfaction or waiver at or prior to the Closing of the following conditions precedent:

               (a)        Seller shall have performed and complied in all material respects with all obligations and covenants that are to be performed or complied with or necessary to be performed or complied with by Seller on or before the Closing Date;

               (b)        the representations and warranties of Seller set forth in Article 3 and of Seller Guarantor set forth in the Seller Guaranty that are qualified with respect to materiality (whether by reference to Material Adverse Effect or otherwise) shall be true and correct, and the representations and warranties of Seller set forth in Article 3 and of Seller Guarantor set forth in the Seller Guaranty that are not so qualified, taken as a whole, shall be true and correct in all material respects, in each case, on and as of the Closing Date; provided, however, that such representations and warranties which are made as of a specific date need only be true as of such specific date as so qualified; provided, further, that no Seller Supplemental Disclosure or similar supplement or disclosure shall amend, modify, qualify or otherwise have any effect on this Section 6.1(b) and for the purposes of determining whether Buyer’s conditions set forth in this Section 6.1(b) have been fulfilled, any and all of the Disclosure Schedules shall be deemed to include only information contained therein on the Representation Date and shall be deemed to exclude any information or matter contained in any Seller Supplemental Disclosure or similar supplement or disclosure;

               (c)        since the Representation Date, no Material Adverse Effect shall have occurred and be continuing, other than to the extent arising from an adverse change affecting the North American electric utilities industry in general and not specifically relating to the Company;

               (d)        Buyer shall receive at the Closing a certificate executed by Seller, in form reasonably satisfactory to Buyer, certifying that, to the knowledge of the officer executing such certification, the matters referred to in paragraphs (a), (b) and (c) of this Section 6.1 have been satisfied;

               (e)        all Required Consents including the FERC Transaction Approvals shall have been obtained;

               (f)        no investigation, suit, action or other proceeding shall be threatened or pending before any Governmental Authority that seeks constraint, prohibition, damages or other relief in connection with the purchase and sale of the Interest or the consummation of the other transactions contemplated hereby or that would reasonably be expected to have a Material Adverse Effect;

               (g)        the Agent shall have acknowledged in form and substance reasonably acceptable to Buyer that the Replacement Insurance satisfies the insurance requirements of the Credit Agreement;

               (h)        Seller shall have delivered to Buyer a legal opinion from counsel to Seller, Seller Guarantor and LPS reasonably satisfactory to Buyer in form and substance reasonably satisfactory to Buyer;

               (i)        the Index Rate shall not be less than 3.11% unless Seller shall have agreed in writing that the Purchase Price adjustment contemplated by Section 2.2(c) shall be calculated on the assumption that the Index Rate is 3.11%;

               (j)        neither Party shall have exercised any termination rights which it is entitled to exercise pursuant to Sections 2.5(b) or 8.1;

               (k)        Seller shall have tendered to Buyer all of the documents, instruments and other items related to the Company which Seller is required to deliver at Closing pursuant to Section 2.4(a), subject only to the delivery by Buyer of the Purchase Price and the documents, instruments and other items which Buyer is obligated to deliver at Closing pursuant to Section 2.4(b);

               (l)        there shall be no material default by the Company existing under the Credit Agreement, the ROVA I PPA or the ROVA II PPA, and no event shall have occurred that constitutes, or, with the passage of time or compliance with any applicable notice requirements, would constitute, a material default by the Company under the Credit Agreement, the ROVA I PPA or the ROVA II PPA; and

               (m)        Seller shall have entered into a Transition Services Agreement with Buyer in the form of Exhibit 6.1(m).

        6.2    Conditions Precedent to Obligations of Seller. The obligation of Seller to consummate the purchase and sale of the Interest as contemplated by the Agreement is subject to the satisfaction or waiver on or prior to the Closing Date of the following conditions precedent:

               (a)        Buyer shall have performed and complied in all material respects with all obligations and covenants that are to be performed or complied with or necessary to be performed or complied with by it on or before the Closing Date;

               (b)        the representations and warranties of Buyer set forth in Article 4 and of Buyer Guarantor set forth in the Buyer Guaranty that are qualified with respect to materiality (whether by reference to Material Adverse Effect or otherwise) shall be true and correct, and the representations and warranties of Buyer set forth in Article 4 and of Buyer Guarantor set forth in the Buyer Guaranty that are not so qualified, taken as a whole, shall be true and correct in all material respects, in each case, on and as of the Closing Date; provided, however, that such representations and warranties which are made as of a specific date need only be true as of such date as so qualified; provided, further, that no Buyer Supplemental Disclosure or similar supplement or disclosure shall amend, modify, qualify or otherwise have any effect on this Section 6.2(b) and for the purposes of determining whether Seller’s conditions set forth in this Section 6.2(b) have been fulfilled, no information or matter contained in any Buyer Supplemental Disclosure or similar supplement or disclosure shall be taken into account;

               (c)        Seller shall have received a certificate of an officer of the Buyer, in form reasonably satisfactory to Seller, certifying that, to the knowledge of the officer making such certification, the matters referred to in paragraphs (a) and (b) of this Section 6.2 have been satisfied;

               (d)        since the Effective Date, no Buyer Material Adverse Effect shall have occurred and be continuing;

               (e)        all Required Consents and the FERC Transaction Approvals shall have been obtained;

               (f)        Seller and all of its Affiliates shall have been fully, completely and unconditionally released from all of their respective Liabilities (if any) in respect of the Existing Letters of Credit, no amounts shall have been drawn under the Existing Letters of Credit, and the Existing Letters of Credit shall have been returned to Seller at the Closing;

               (g)        no investigation, suit, action or other proceeding shall be threatened or pending before any Governmental Authority that seeks constraint, prohibition, damages or other relief in connection with the purchase and sale of the Interest or the consummation of the other transactions contemplated hereby and that would reasonably be expected to have a Buyer Material Adverse Effect;

               (h)        Buyer shall have delivered to Seller a legal opinion from counsel to Buyer and Buyer Guarantor reasonably satisfactory to Seller in form and substance reasonably satisfactory to Seller;

               (i)        the Index Rate shall not be greater than 5.11% unless Buyer shall have agreed in writing that the Purchase Price adjustment contemplated by Section 2.2(d) shall be calculated on the assumption that the Index Rate is 5.11%;

               (j)        neither Party shall have exercised any termination rights which it is entitled to exercise pursuant to Sections 2.5(b) or 8.1; and

               (k)        Buyer shall have tendered to Seller the Purchase Price and all of the documents, instruments and other items which Buyer is required to deliver at Closing pursuant to Section 2.4(b), subject only to the delivery by Seller of the documents, instruments and other items which Seller is obligated to deliver at Closing pursuant to Section 2.4(a).

ARTICLE 7.
INDEMNITIES AND ADDITIONAL COVENANTS

        7.1    Survival. All representations, warranties, covenants, and obligations in this Agreement, the Schedules, Exhibits, and any other certificate or document delivered pursuant to this Agreement will survive the Closing until the termination of the applicable indemnification provisions contained in Sections 7.2 and 7.3 hereof with respect to such representation, warranty, covenant or obligation.

        7.2    Seller’s Indemnity.

               (a)       General. Seller hereby agrees to indemnify and hold harmless Buyer, its Affiliates and their respective officers, directors and shareholders and their successors and permitted assigns (“Buyer Indemnified Parties”) from and against, any and all Losses or Claims that any Buyer Indemnified Party may suffer or incur, or become subject to, as a result of or arising from: (i) subject to paragraph (f) of this Section 7.2, any breach or inaccuracy of any of the representations and warranties made by Seller in or pursuant to this Agreement; (ii) any failure of Seller or its Affiliates to carry out, perform, satisfy and discharge any of their covenants, agreements, undertakings, liabilities or obligations under this Agreement or under any of the documents and instruments delivered by Seller pursuant to this Agreement; (iii) except to the extent that such Environmental Liability or the circumstance, condition or event giving rise thereto is disclosed in Schedule 3.22, any Environmental Liability arising from any circumstance, condition or event occurring or existing prior to the Closing, including Environmental Liability due to the continuation after the Closing of any such circumstance, condition or event and regardless of whether or not such circumstance, condition or event is or was discovered prior to the Closing; provided, that Seller shall not be responsible for any additional aggravation of any such circumstance, condition or event resulting from the operation of the Facility after the Closing Date without due regard to environmental considerations. Subject to paragraph (f) of this Section 7.2 and Section 9.12, disclosure after the Representation Date of a breach or inaccuracy of a representation or warranty made by Seller pursuant to the Agreement shall not affect Seller’s liability under the Agreement with respect to such breach or inaccuracy.

               (b)       Survival of Remedies. Seller shall not be required to indemnify and hold the Buyer Indemnified Parties harmless with respect to any claim for Indemnification made pursuant to Section 7.2(a) unless such claim is asserted (whether or not Losses have actually been incurred) by written notice to Seller within the Applicable Period describing with reasonable specificity the facts giving rise to the claim. The “Applicable Period” shall be two (2) years after the Closing Date except for (i) Tax Indemnification for which the Applicable Period shall be until 90 days after the end of the fiscal year of the Company in which the applicable statute of limitations relating to the applicable Tax expires, (ii) Fundamental Indemnification for which the Applicable Period shall survive perpetually, or (iii) the Indemnification provided for by Section 7.2(a)(i) based on a breach or inaccuracy of the representation contained in Section 3.22 and by Section 7.2(a)(iii), in each case with respect to third party claims only, for which the Applicable Period shall be three (3) years. The provisions in this Section 7.2(b) shall not apply to Seller’s obligations under Section 7.5(c).

               (c)       Thresholds; Limitations on Liability. Seller shall not be required to indemnify the Buyer Indemnified Parties unless and until the amount of all Losses and Claims actually incurred by the Buyer Indemnified Parties shall exceed, in the aggregate, an amount equal to $500,000 (the “Loss Threshold”); provided, however, that the Loss Threshold shall not apply to any right of a Buyer Indemnified Party for Fundamental Indemnification, and, thereafter, Seller shall indemnify the Buyer Indemnified Parties only for Losses and Claims in excess of the Loss Threshold or, in the case of any right of a Buyer Indemnified Party for Fundamental Indemnification, the full amount of all such Losses and Claims. The Buyer Indemnified Parties shall not be entitled to General Indemnification for any Losses or Claims that, when added to all Losses and Claims for which Indemnification has already been made by Seller (whether for General Indemnification or Fundamental Indemnification), would exceed an amount equal to fifty percent (50%) of the Purchase Price as adjusted by any refunds or payments actually made pursuant to Section 2.5 (the “General Indemnification Limit”). The Buyer Indemnified Parties shall not be entitled to Fundamental Indemnification for any Losses or Claims that, when added to all Losses and Claims for which Indemnification has already been made by Seller (whether for General Indemnification or Fundamental Indemnification), would exceed an amount equal to the Purchase Price as adjusted by any refunds or payments actually made pursuant to Section 2.5. Seller shall have no obligation to indemnify the Buyer Indemnified Parties for any Losses or Claims arising from the failure to obtain any Required Consent waived in writing by Buyer pursuant to Section 6.1. The provisions in this Section 7.2(c) shall not apply to Seller’s obligations under Section 7.5(c).

               (d)        [INTENTIONALLY OMITTED]

               (e)       Derivative Losses. The Company shall not be treated as an Affiliate of Buyer or a Buyer Indemnified Party for purposes of this Section 7.2, and Seller shall have no obligations to the Company pursuant to any provision of the Agreement. If the Company suffers or incurs, or becomes subject to, any Losses or Claims that it would not have suffered, incurred or become subject to if (i) the representations and warranties made by Seller in the Agreement were not breached or inaccurate, or (ii) Seller and its Affiliates did not fail to carry out, perform, satisfy and discharge any of their covenants, agreements, undertakings, liabilities or obligations under the Agreement or under any of the documents and instruments delivered by Seller pursuant to the Agreement, then Buyer shall be entitled to indemnification pursuant to Section 7.2(a) for Losses indirectly incurred by it as a result of such circumstances; provided, however, that the amount of such indemnification shall in no event exceed the after-tax economic impact on the value of the Interest, as determined by a discounted cash-flow methodology based on the actual and projected cash flows to Buyer, resulting from such Losses and Claims that the Company suffered or incurred or to which it became subject. Except as provided in this Section 7.2(e), neither Buyer nor any Buyer Indemnified Party shall have any right to indemnification under this Section 7.2 as a result of Losses or Claims suffered or incurred by the Company or to which the Company becomes subject. The provisions in this Section 7.2(e) shall not apply to Seller’s obligations under Section 7.5(c). Without limiting the generality of the foregoing, no Buyer Indemnified Party shall be entitled to Indemnification for any Claims or Losses incurred by such Buyer Indemnified Party which relate to or are in any way derived from any interest in the Partnership other than the Interest.

               (f)       Supplemental Disclosure by Seller. Seller shall be entitled to deliver to Buyer prior to the Closing the Seller Supplemental Disclosure. Solely for purposes of Section 7.2(a), whether or not any representation or warranty of Seller is inaccurate shall be determined taking into account the additional Seller Supplemental Disclosure as if the Seller Supplemental Disclosure was part of the Disclosure Schedules. Notwithstanding the foregoing, no Seller Supplemental Disclosure shall affect, modify, supplement or qualify in any manner any of the representations and warranties set forth in Article 3 for the purposes of the requirement set forth in Section 6.1(b).

               (g)       Losses Covered by Insurance. The amounts for which Seller shall be liable under Section 7.2(a) shall be reduced by any insurance proceeds actually received by the Company in connection with the facts and circumstances giving rise to the right of Indemnification. If, after a Buyer Indemnified Party has been indemnified for any Losses or Claims, insurance proceeds are received by the Company in connection with the facts and circumstances giving rise to such Losses or Claims, then the Buyer Indemnified Party who has received such Indemnification shall refund to Seller the amount of such Indemnification that was paid to the extent that it would not have been payable if such insurance proceeds had been received by the Company prior to the payment of such Indemnification. Such refund shall be paid within ten (10) days following the receipt by the Company of the insurance proceeds giving rise to such refund. If any Buyer Indemnified Party other than Buyer fails to make such refund during such period, Buyer shall make such refund within five (5) days after the end of such period.

        7.3    Buyer’s Indemnity.

               (a)       General. Buyer hereby agrees to indemnify and hold harmless Seller, its Affiliates and their respective officers, directors and shareholders and their successors and permitted assigns (“Seller Indemnified Parties”) from and against, any and all Losses or Claims that the Seller Indemnified Parties may at any time suffer or incur, or become subject to, as a result of or arising from: (i) subject to paragraph (f) of this Section 7.3, any breach or inaccuracy of any of the representations and warranties made by the Buyer in or pursuant to this Agreement; (ii) any failure by the Buyer to carry out, perform, satisfy and discharge any of its covenants, agreements, undertakings, liabilities or obligations under this Agreement or under any of the documents and instruments delivered by the Buyer pursuant to this Agreement; (iii) any Environmental Liability arising from any circumstance, condition or event occurring or existing after the Closing, other than Environmental Liability due to the continuation after the Closing of any circumstance, condition or event occurring or existing prior to the Closing; provided, that Buyer shall be responsible for any additional aggravation of any circumstance, condition or event occurring or existing prior to the Closing that results from the operation of the Facility without due regard to environmental considerations after the Closing; (iv) after the Closing has occurred, the Company’s failure to pay and discharge when and as it becomes due and payable any Liability of the Company other than those (x) with respect to which Buyer is entitled to Indemnification pursuant to Section 7.2(a) or 7.5(c) hereof, or (y) existing as of the Closing that are not known to Seller as of the Closing, the non-disclosure of which would have constituted a breach of Section 3.8 had Seller known of such Liabilities as of the Closing; and (v) Buyer’s or any of its Affiliates’ failure to pay, discharge or perform when required any Liability under the Venture Management Agreement required to be paid, discharged or performed after the Closing. Subject to paragraph (f) of this Section 7.3 and Section 9.12, disclosure after the Representation Date of a breach or inaccuracy of a representation or warranty made by Buyer pursuant to this Agreement shall not affect Buyer’s liability under this Agreement with respect to such breach or inaccuracy.

               (b)       Survival of Remedies. Buyer shall not be required to indemnify and hold the Seller Indemnified Parties harmless pursuant to Section 7.3(a) unless such claim is asserted (whether or not Losses have actually been incurred) by written notice to the Buyer describing with reasonable specificity the facts giving rise to the asserted claim (i) in the case of claims pursuant to Section 7.3(a)(i) or (ii) (other than claims for Fundamental Indemnification) within two (2) years after the Closing Date, (ii) in the case of claims pursuant to Section 7.3(a)(iii) or (iv), within three (3) years after the Closing Date. There shall be no limitation on when a claim may be asserted pursuant to Section 7.3(a)(i) for Fundamental Indemnification or pursuant to Section 7.3(a)(v).

               (c)       Thresholds; Limitations on Liability. Buyer shall not be required to indemnify the Seller Indemnified Parties unless and until the amount of all Losses and Claims actually incurred by the Seller Indemnified Parties shall exceed, in the aggregate, an amount equal to $500,000(the “Seller Loss Threshold”); provided, however, that the Seller Loss Threshold shall not apply to any right of a Seller Indemnified Party for Indemnification with respect to representations and warranties made in Sections 4.1, 4.2 and 4.5 (“Seller Fundamental Indemnification”), and, thereafter, Buyer shall indemnify the Seller Indemnified Parties only for Losses and Claims in excess of the Seller Loss Threshold or, in the case of any right of a Seller Indemnified Party for Seller Fundamental Indemnification, the full amount of all such Losses and Claims. The Seller Indemnified Parties shall not be entitled to General Indemnification for any Losses or Claims that, when added to all Losses and Claims for which Indemnification has already been made by Buyer (whether for General Indemnification or Seller Fundamental Indemnification), would exceed the General Indemnification Limit. The Seller Indemnified Parties shall not be entitled to Seller Fundamental Indemnification for any Losses or Claims that, when added to all Losses and Claims for which Indemnification has already been made by Buyer (whether for General Indemnification or Seller Fundamental Indemnification), would exceed an amount equal to the Purchase Price as adjusted by any refunds or payments actually made pursuant to Section 2.5. Buyer shall have no obligation to indemnify the Seller Indemnified Parties for any Losses or Claims arising from the failure to obtain any Required Consent waived in writing by Seller pursuant to Section 6.2.

               (d)        [INTENTIONALLY OMITTED]

               (e)       Derivative Losses. The Company shall not be treated as an Affiliate of Seller or a Seller Indemnified Party for purposes of this Section 7.3, and Buyer shall have no obligations to the Company pursuant to any provision of the Agreement.

               (f)       Supplemental Disclosure by Buyer. Buyer shall be entitled to deliver to Seller prior to the Closing the Buyer Supplemental Disclosure. Solely for purposes of Section 7.3(a), whether or not any representation or warranty of Buyer is inaccurate shall be determined taking into account the additional Buyer Supplemental Disclosure as if the Buyer Supplemental Disclosure was part of the Disclosure Schedules. Notwithstanding the foregoing, no Buyer Supplemental Disclosure shall affect, modify, supplement or qualify in any manner any of the representations and warranties set forth in Article 4 for the purposes of the requirement set forth in Section 6.2(b).

        7.4    Indemnification Procedure.

               (a)        If a claim against Seller or Buyer (each, an “Indemnifying Party”) for Indemnification pursuant to the provisions of Sections 7.2(a) or 7.3(a) is to be made by any Buyer Indemnified Party or Seller Indemnified Party (each, an “Indemnified Party”), such Indemnified Party shall give notice of such claim to the Indemnifying Party promptly after such Indemnified Party becomes aware of any fact, condition or event which may give rise to Claims or Losses for which Indemnification may be sought under Sections 7.2(a) or 7.3(a); provided, that, failure to timely give notice shall not relieve the Indemnifying Party from any obligation under this Agreement except to the extent, if any, the Indemnifying Party is materially prejudiced thereby.

               (b)        In the case of a claim for Indemnification involving the assertion of a Claim by a third party against such Indemnified Party, provided that the Indemnifying Party (i) admits in writing to the Indemnified Party that such Claim is covered by the indemnity provisions of Section 7.2(a) or 7.3(a) hereof, as applicable, (ii) the Indemnifying Party has and provides reasonable evidence that the Indemnifying Party (taking into account, in the case of Seller, the financial capacity and resources of the Seller Guarantor) has the financial capacity and resources to be fully responsible for all such liabilities and obligations relating to such Claim and (iii) the Indemnifying Party thereafter conducts the defense of such third party Claim as actively and diligently as is reasonably appropriate, the Indemnifying Party shall have the right to contest and defend by all appropriate legal proceedings such Claim and to control all settlements (unless the Indemnified Party agrees to assume the cost of settlement and to forego such indemnity) and to select a recognized and reputable lead counsel acceptable to Indemnified Party to defend any and all such Claims at the sole cost and expense of the Indemnifying Party (“Assume the Defense”); provided, however, that the Indemnifying Party shall not be entitled to Assume the Defense and shall pay the cost and expense of counsel retained by the Indemnified Party if (1) the Claim relates to or arises in connection with any criminal or quasi-criminal proceedings, action, indictment, allegation or investigation of or against the Indemnified Party or its Affiliates, (2) Buyer, if it is the Indemnified Party, reasonably believes an adverse determination with respect to the assertion of the Claim by the third party would be materially detrimental to or materially injure Buyer Guarantor’s reputation or future business prospects or otherwise would establish a custom or practice adverse to the continuing business interests of Buyer Guarantor; (3) the Claim asserted by the third party seeks an injunction or equitable relief against Buyer Guarantor; (4) the Indemnified Party has been advised by counsel that a reasonable likelihood exists of a conflict of interest between defenses to the Claim available to the Indemnifying Party and the Indemnified Party; or (5) upon petition by the Indemnified Party, the appropriate court rules that the Indemnifying Party failed or is failing to defend the Claim as actively and diligently as is reasonably appropriate; provided, further, that the Indemnifying Party may not effect any settlement that could result in any cost, expense or liability to, or have any material adverse effect upon, any Indemnified Party unless such Indemnified Party consents in writing to such settlement and the Indemnifying Party agrees to indemnify such Indemnified Party therefor.

               (c)        In the case of a claim for Indemnification under Section 7.2(a) made pursuant to Section 7.2(e) and involving the assertion of a Claim by a third party against the Company, provided that (i) Seller admits in writing to the Buyer Indemnified Party that such Claim is covered by the indemnity provisions of Section 7.2(a) and 7.2(e), (ii) Seller has and provides reasonable evidence that Seller (together with the Seller Guarantor) has the financial capacity and resources to be fully responsible for all such liabilities and obligations relating to such Claim and (iii) Seller thereafter conducts the defense of such third party Claim as actively and diligently as is reasonably appropriate, Seller shall have the right to Assume the Defense of such Claim to the extent that any Buyer Indemnified Party has the right to contest and defend such Claim, to control any settlement of such Claim, or to select counsel to defend such Claim; provided, however, that Seller shall not be entitled to Assume the Defense and shall pay the cost and expense of counsel retained by the Buyer Indemnified Party if (1) the Claim relates to or arises in connection with any criminal or quasi-criminal proceedings, action, indictment, allegation or investigation of or against the Indemnified Party or its Affiliates, (2) the Indemnified Party reasonably believes an adverse determination with respect to the assertion of the Claim by the third party would be materially detrimental to or materially injure Buyer Guarantor’s reputation or future business prospects or otherwise would establish a custom or practice adverse to the continuing business interests of Buyer Guarantor; (3) the Claim asserted by the third party seeks an injunction or equitable relief against Buyer Guarantor; (4) the Indemnified Party has been advised by counsel that a reasonable likelihood exists of a conflict of interest between defenses to the Claim available to Seller and the Buyer Indemnified Party; and (5) upon petition by the Buyer Indemnified Party, the appropriate court rules that Seller failed or is failing to defend the Claim as actively and diligently as is reasonably appropriate, and; provided, further, that Seller may not effect any settlement that could result in any cost, expense or liability to, or have any material adverse effect upon, any Buyer Indemnified Party unless such Buyer Indemnified Party consents in writing to such settlement and Seller agrees to indemnify such Buyer Indemnified Party therefor.

               (d)        In the event the Indemnifying Party does not admit in writing to the Indemnified Party seeking Indemnification that such Claim is covered by the indemnity provisions of Section 7.2(a) or 7.3(a) hereof, as applicable, such Indemnified Party shall take such actions as it deems necessary to defend such Claim; provided, however, that the Indemnified Party may not effect any settlement that could result in any cost, expense, liability to, or have any material adverse effect upon, the Indemnifying Party without consent of the Indemnifying Party, which consent shall not be unreasonably withheld and which consent or objection thereto must be provided in a timely manner as the circumstances dictate and in any event within ten (10) business days of such request. Once an Indemnifying Party Assumes the Defense with respect to a claim, an Indemnified Party may select a recognized and reputable counsel satisfactory to Indemnified Party to participate in any defense of that third party Claim, in which event such Indemnified Party’s counsel shall be at the sole cost and expense of such Indemnified Party; provided, however, that the cost and expense of Indemnified Party’s counsel that were incurred prior to the date the Indemnifying Party Assumes the Defense in connection with responding to the third party Claim shall be borne by the Indemnifying Party.

               (e)        In connection with any such third party Claim, the Parties shall cooperate with each other (at the Indemnifying Party’s cost and expense) and provide each other with access to relevant books and records in their possession. Seller and Buyer shall cause the Seller Indemnified Parties and the Buyer Indemnified Parties, respectively, to comply with the provisions of this Section 7.4.

        7.5    Post-Closing Tax Matters.

               (a)       Review of Tax Returns; Proration of Income and Loss. With respect to Tax Returns not yet filed as of the Closing Date which cover periods ending on or before or including the Closing Date, Seller or Buyer, as the case may be, shall reasonably cooperate with the other Party in permitting the other Party to review and comment on such Tax Returns made available pursuant to Section 12.1 of the Partnership Agreement. The Parties agree that for purposes of allocating items of Company income, gain, loss and deduction between Seller and Buyer for any taxable periods that include but do not end on the Closing Date (a “Straddle Tax Period”) Seller and Buyer will, to the extent permitted by applicable Law and the Partnership Agreement, elect with the relevant taxing authority to treat such taxable period for all purposes as a short taxable period ending as of the Closing Date. In any case where applicable Law does not permit such an election to be made, all items of Company income, gain, loss and deduction shall be allocated between the period before the Closing Date and the period beginning the day after the Closing Date using a closing-of-the-books method assuming that the Straddle Period consisted of two taxable periods, one ending at the close of the Closing Date and the other beginning at the start of the day after the Closing Date, except that (i) exemptions, allowances or deductions that are calculated on an annual basis (such as the deduction for depreciation) and (ii) deductions relating to real property, personal property, intangibles and other similar Taxes relating to assets shall, in each case, be allocated on a per-diem basis taking into account the period for which the asset was held. If the election or allocation provided above is not permitted by the Partnership Agreement, all items of Company income, gain, loss and deduction shall be allocated in accordance with the provisions of the Partnership Agreement; provided, each of Seller and Buyer agrees to exercise any of its rights under the Partnership Agreement to permit, and to cause its representative or representatives on the management committee to permit and approve, the election and allocation provided for above and/or to put into effect such allocation as between Seller and Buyer.

               (b)       Cooperation on Tax Matters. Buyer and Seller shall cooperate fully, as and to the extent reasonably requested by the other Party, in connection with the filing of Tax Returns of the Company and any audit, litigation or other proceeding with respect to Taxes of the Company. Such cooperation shall include the retention and (upon the other Party’s request) the provision of records and information which are reasonably relevant to any such audit, litigation or other proceeding and making employees available on a mutually convenient basis to provide additional information and explanation of any material provided hereunder. Buyer and Seller agree (i) to retain all books and records with respect to Tax matters pertinent to the Company relating to any taxable period beginning before the Closing until the expiration of the statute of limitations (and, to the extent notified by Buyer or Seller, any extensions thereof) of the respective taxable periods, and to abide by all record retention agreements entered into with any taxing authority, and (ii) to give the other Party reasonable written notice prior to destroying or discarding any such books and records and, if the other Party so requests, Buyer or Seller, as the case may be, shall allow the other Party to take possession of such books and records.

               (c)       Halifax County Tax Dispute. Seller agrees to indemnify Buyer for fifty percent (50%) of Halifax Amount. The “Halifax Amount” shall be the sum of (i) the unpaid business personal property taxes, interest and penalties due by the Company to the County of Halifax, State of North Carolina, for all periods ending on or prior to December 31, 2003, (ii) the amount of reasonable consultants’ and attorneys’ fees and expenses incurred by the Company in settling or otherwise resolving the currently ongoing property tax dispute between the Company and the County of Halifax, State of North Carolina with respect to the taxes, penalties and interest described in clause (i), and (iii) any business personal property tax penalties actually paid by the Company to the County of Halifax, State of North Carolina with respect to business personal property taxes for periods after December 31, 2003 to the extent that such penalties accrued prior to the Closing Date; provided, however, that the Halifax Amount shall include unpaid taxes, interest and penalties due pursuant to, and fees and expenses incurred in connection with, (x) a settlement only if that settlement is consented to in writing by Seller, which consent shall not be unreasonably withheld, conditioned or delayed, or (y) an order, decision or determination that becomes binding and non-appealable only if Buyer complies with the following sentence. If an order, decision or determination is issued in connection with the items set forth in clauses (i) and/or (iii), above, and neither the Company nor Buyer intends to appeal such order, decision or determination, Buyer shall give Seller prompt written notice thereof and shall, at the request of Seller, take any necessary actions to entitle Seller to appeal such order, decision or determination on behalf of the Company (or, if such entitlement is not possible, to cause the Company, to the extent Buyer is entitled to do so, to appeal such order decision or determination at the sole cost and expense of Seller) and shall cooperate with Seller in connection with any such appeal. Seller’s obligation under this Section 7.5(c) shall not be subject to any of the limitations contained in Section 7.2 including, without limitation Sections 7.2(b) — (e). Seller shall pay any amounts owed under this Section 7.5(c) from time to time as and when the payment of a portion of the Halifax Amount adversely affects (but not in excess of the amount by which it affects) Buyer’s cash flows to or from the Company with respect to the Interest (“Buyer Cash Flows”) (for example, if and when Buyer makes a contribution to the Company with respect to the Interest for the purpose of paying a portion of the Halifax Amount or when the payment of the Halifax Amount adversely affects the amount of distributions paid by the Company to Buyer with respect to the Interest). When any portion of the Halifax Amount is paid from the Halifax Reserve, such payment will be deemed to affect Buyer Cash Flows by an amount equal to the difference between the actual Buyer Cash Flows and the amount the Buyer Cash Flows would thereafter have been had that portion of Halifax Amount not been payable but instead was released to the Project Control Account (as defined in the Credit Agreement) from the Halifax Reserve. Buyer shall give Seller notice and supporting information whenever an amount is payable under this Section 7.5(c) and Seller shall pay Buyer such amount within 5 days thereafter. The rights of Buyer under this Section 7.5(c) shall be the sole and exclusive remedy of Buyer with respect to any taxes, penalties, interest, fees and expenses, and any impact on the value of the Interest resulting from such taxes, penalties, interests, fees and expenses, in each case relating to business personal property taxes due by the Company to the County of Halifax, State of North Carolina, and Buyer shall have no rights under Section 7.2 with respect thereto.

        7.6    No Additional Representations. Buyer acknowledges that it and its representatives have been permitted access to the Books and Records, Facility, Assets, Tax Returns, Contracts, Insurance Policies and other information relating to the Company that it and its representatives have desired or requested to see or review, and that it and its representatives have had a full opportunity to meet with the officers and employees of Seller and the Company to discuss the business, operations and development of the Company and the Facility. Buyer acknowledges that none of Seller, the Company or any other Person has made any representation or warranty, expressed or implied, as to, and none of Buyer or any of its Affiliates has relied upon, the accuracy or completeness of any information regarding the Company furnished or made available to Buyer and its representatives, except as expressly set forth in this Agreement, and neither Seller nor any other Person shall have or be subject to any liability to Buyer or any other Person resulting from the distribution to Buyer, or Buyer’s use of, any such information, including the Offering Memorandum dated April 2003, and any information, documents or material made available to Buyer or its representatives in any “data rooms”, management presentations or in any other medium in expectation of the transactions contemplated hereby. Buyer acknowledges that, should the Closing occur, Buyer shall acquire the Interest and the interest in the Assets represented thereby without any representation or warranty as to merchantability or fitness for any particular purpose, in an “as is” condition and on a “where is” basis, except as otherwise expressly set forth in this Agreement.

        7.7    Exclusivity of Remedies. Notwithstanding anything to the contrary in this Agreement, no Party shall be liable to the other Party or any Indemnified Party for (i) any consequential, special, indirect or incidental damages sustained by any other Party or Indemnified Party or (ii) punitive or exemplary damages. The Indemnification provided for in Sections 7.2, 7.3 and 7.5(c) shall constitute the exclusive remedy for the Parties with respect to any Losses and Claims arising under or related to this Agreement except that either Party may seek specific performance with respect to any breaches or threatened breaches of the covenants set forth in this Agreement. Nothing in Section 7.2(a)(iii) Section 7.3(a)(iii), or this Section 7.7, or any limitation contained therein, shall be interpreted as a waiver of any right or remedy available to Buyer or Seller, as the case may be, under any applicable Environmental Law.

ARTICLE 8.
TERMINATION

        8.1    Termination. This Agreement may be terminated and the transactions contemplated hereby abandoned as follows:

               (a)        By the written consent of Buyer and Seller at any time prior to the Closing;

               (b)        By written notice of Buyer or Seller to the other if a final, non-appealable order to restrain, enjoin or otherwise prevent the consummation of the transactions contemplated hereby shall have been entered;

               (c)        By written notice of Buyer to Seller at any time on or after the Termination Date if the Closing shall not have occurred by reason of a failure of any condition precedent under Section 6.1 unless the failure results primarily from a material breach by Buyer of any representation, warranty or covenant contained in this Agreement;

               (d)        By written notice of Seller to Buyer at any time on or after the Termination Date if the Closing shall not have occurred by reason of a failure of any condition precedent under Section 6.2, unless the failure results primarily from a material breach by Seller of any representation, warranty or covenant contained in this Agreement;

               (e)        By written notice of Buyer to Seller if the FERC Transaction Approvals or any other consent or approval to be obtained from any Governmental Authority in order to effect the transactions contemplated in this Agreement shall be subject to any condition that would (1) require Buyer or any of its Affiliates to dispose of any significant portion of its assets or lines of business, or (2) would reasonably be expected to result in a Material Adverse Effect or a Buyer Material Adverse Effect; provided, however, before Buyer shall have the right to terminate this Agreement pursuant to this Section 8.1(e), Buyer shall, and shall cause its Affiliates, to use commercially reasonable efforts to have the applicable Governmental Authority remove such condition from the transaction approval, including seeking rehearing or reconsideration of such condition;

               (f)        By written notice of Buyer to Seller in the event there has been a breach by Seller or the Seller Guarantor of their respective agreements, covenants, representations or warranties contained in this Agreement or the Seller Guaranty, as the case may be, that would reasonably be expected to result in a Material Adverse Effect (without taking into account, for this purpose only, any materiality or Material Adverse Effect qualifier in any representation or warranty) if (i) such breach has not been cured within ten (10) days after Buyer’s written notice thereof to Seller, or (ii) if such breach is not curable within ten (10) days, Seller has not taken reasonable actions within ten (10) days after such written notice designed to cure such breach, has not diligently pursued such cure thereafter or, in any event, has not effected such cure prior to the Termination Date;

               (g)        By written notice of Seller to Buyer in the event there has been a breach by Buyer of its agreements, covenants, representations or warranties contained in this Agreement that would reasonably be expected to result in a Buyer Material Adverse Effect (without taking into account, for this purpose only, any materiality or Material Adverse Effect qualifier in any representation or warranty) if (i) such breach has not been cured within ten (10) days after Seller’s written notice thereof to Buyer, or (ii) if not curable within ten (10) days, Buyer has taken reasonable actions within ten (10) days after Seller’s written notice thereof to Buyer designed to cure such breach during a reasonable period of time (but in any event prior to the Termination Date) and Buyer continues to take reasonable actions to cure such breach until it is cured; or

               (h)        By written notice of Buyer to Seller pursuant to Section 2.5(b).

        8.2    Effect of Termination. Notwithstanding any termination of this Agreement pursuant to Section 8.1, the provisions of Sections 3.25, 4.5, 5.4 and 5.5 and Articles 7, 8 and 9 shall survive any such termination. Upon any termination of this Agreement pursuant to Section 8.1, Seller and Buyer shall have no obligation or liability to each other except with respect to (i) any breaches of covenants, representations or warranties made in this Agreement prior to such termination and (ii) those provisions that survive the termination pursuant to the first sentence of this Section 8.2. If and only if the transactions contemplated by this Agreement are not consummated because of a material breach of this Agreement by Buyer, the terms of this Agreement shall be deemed to constitute an “Offering Notice” for which the “Offering Period” has expired without being exercised for purposes of, and with the meanings ascribed to those terms, in Section 8.3 of the Partnership Agreement.

ARTICLE 9.
MISCELLANEOUS

        9.1    Expenses. Except as otherwise set forth herein, each of Seller and Buyer shall bear and pay all costs and expenses incurred by it in connection with the transactions contemplated by the Agreement.

        9.2    Transfer Taxes, Recording Fees and Real Estate Taxes. All sales, use or other taxes normally imposed on a buyer or imposed on a seller that are properly chargeable to a buyer (other than taxes on gross income, net income or gross receipts) and duties, levies on other governmental charges incurred by or imposed with respect to the transactions contemplated by this Agreement and all recording fees shall be shared equally by Buyer and Seller.

        9.3    Waiver and Amendment. Any provision of this Agreement may be waived only in writing at any time by the Party that is entitled to the benefits thereof. This Agreement may not be amended or supplemented at any time, except by an instrument in writing signed on behalf of each Party hereto. The waiver by any Party hereto of any breach of a provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach.

        9.4    Assignment. This Agreement shall not be assignable by any Party without the prior written consent of the other Party. This Agreement shall inure to the benefit of and will be binding upon the Parties and their respective legal representatives, successors and permitted assigns.

        9.5    Notices. All notices, requests, demands, claims and other communications that are required to be or may be given under this Agreement must be in writing and shall be deemed to have been duly given when received if (a) delivered in person or by courier, (b) sent by telecopy or facsimile transmission, or (c) mailed, by registered or certified mail, postage prepaid return receipt requested, to the intended recipient at following addresses:

if to Seller:

LG&E Roanoke Valley L.P. C/o LG&E Energy LLC 220 West Main Street Louisville, Kentucky 40202 Attn: President Fax: (502) 627-4622

with copies to:

LG&E Energy LLC 220 West Main Street Louisville, Kentucky 40202 Attn: General Counsel Fax: (502) 627-4622

and

Nixon Peabody LLP Clinton Square P.O. Box 31051 Rochester, New York 14603-1051 Attn: Roger Byrd, Esq. Fax: (585) 263-1600

if to Buyer, to:

Westmoreland-Roanoke Valley, L.P. 14th Floor 2 North Cascade Avenue Colorado Springs, CO 80903 Attn: W. Michael Lepchitz Fax: (719) 448-5824

or to such other address as any Party shall have furnished to the other by notice given in accordance with this Section 9.5. Such notices shall be effective upon actual receipt at the addresses above.

        9.6    Dispute Resolution; Arbitration; Governing Law. All controversies, disputes, differences or questions relating to or in connection with this Agreement shall be referred by any Party to binding arbitration in accordance with the then-prevailing Commercial Arbitration Rules of the American Arbitration Association. Such arbitration shall be the exclusive method for resolution of the dispute, and the determination of the arbitrator shall be final and binding on the Parties (except to the extent that there exist grounds for vacation of an award under applicable arbitration statutes). In the event of any disagreement between the Parties arising out of any provision of this Agreement and prior to its referral to arbitration, the Parties shall use their respective good faith efforts to resolve such disagreement. In the event that the representatives of the Parties responsible for administering this Agreement are unable to resolve any disagreement relating to any provision of this Agreement within thirty (30) days, then upon the request of either Buyer or Seller, the Parties shall refer the disagreement to the Chief Financial Officer of Seller Guarantor and the Chief Financial Officer of Buyer Guarantor, in each case who shall attempt in good faith to resolve the disagreement in question; provided that no disagreement shall be referred to such executives if both of such executives have participated in meetings with the other regarding the disagreement. If such executives fail to resolve such disagreement within thirty (30) days of such referral (or if such disagreement shall not be subject to being referred to such executives), either Buyer or Seller may submit such matter for arbitration in accordance with this Section 9.6. The arbitration shall be conducted in the English language and shall take place in Washington, D.C. under the auspices of the American Arbitration Association and in accordance with its Commercial Arbitration Rules. The costs of such arbitration shall be determined and allocated between the Parties, by the arbitrator in its decision. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia, excluding any conflict of law rules that may direct the application of the laws of another jurisdiction.

        9.7    Severability. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remainder of the terms, provision, covenants and restrictions of this Agreement shall continue in full force and effect and shall in no way be affected, impaired or invalidated unless such an interpretation would materially alter the rights and privileges of any Party or materially alter the terms of the transactions contemplated hereby.

        9.8    Counterparts. This Agreement may be executed in counterparts, each of which shall be an original, but all of which together shall constitute one and the same agreement.

        9.9    No Third Party Beneficiaries. Except as provided in Article 7, neither this Agreement nor any document delivered in connection with this Agreement, confers upon any Person not a Party any rights or remedies hereunder or thereunder.

        9.10    Entire Agreement; Exhibits and Schedules. This Agreement, including the Exhibits and Disclosure Schedules hereto and any other documents executed and delivered pursuant to this Agreement, constitute the entire agreement and supersede all other prior agreements and understandings, both oral and written, among the Parties or any of them, with respect to the subject matter hereof. No representation, promise, inducement or statement of intention has been made by any Party which is not embodied in or superseded by this Agreement or in the documents referred to herein, and no Party shall be bound by or liable for any alleged representation, promise, inducement or statement of intention not so set forth.

        9.11    Disclosure. Any fact, circumstance or condition disclosed by Seller or Buyer in a Disclosure Schedule corresponding to the representations and warranties in a particular section of Article 3 or 4 shall be deemed disclosed in the Disclosure Schedule corresponding to the representations and warranties in another section of Article 3 or 4 (or in a new Disclosure Schedule that corresponds to such section if no Disclosure Schedule exists that corresponds to such section) if the relevance of such fact, circumstance or condition to a representation or warranty in such other section is reasonably apparent from the disclosure made in the Disclosure Schedule in which the disclosure is made.

        9.12    Closing Over Breaches. Notwithstanding anything in Sections 7.2 or 7.3 to the contrary, if either Party elects to proceed with the Closing with Knowledge by such Party of any (a) breach or inaccuracy of any representation or warranty by the other Party, or (b) any circumstance, condition or event that would otherwise provide such Party a right to indemnification under Section 7.2(a)(iii) or 7.3(a)(iii), as applicable, and the other Party can demonstrate that such Party had Knowledge of such breach, inaccuracy, circumstance, condition or event (each, a “Basis for Indemnification”), then the Basis for Indemnification will be deemed waived by such Party that elects to proceed with the Closing, and such Party shall be deemed to have fully released and forever discharged the other Party with respect to any indemnification or other claims with respect to such Basis for Indemnification of which such Party had Knowledge.

        9.13   WEL Partner. WEL Partner joins in this Agreement for the purpose of agreeing to the provisions of Section 8.2 of this Agreement as it pertains to WEL and to consent to the transactions contemplated by this Agreement and to waive its Purchase Rights to the extent necessary to enable the transactions contemplated by this Agreement to be consummated.

        9.14    Board Approval. Notwithstanding anything in this Agreement or the Buyer Guaranty to the contrary, neither this Agreement nor the Buyer Guaranty have been approved by the board of directors of the Buyer Guarantor. Buyer will submit for approval this Agreement and the Buyer Guaranty to a duly called meeting of board of directors of the Buyer Guarantor held no later than September 8, 2004. If this Agreement and the Buyer Guaranty are not approved by the board of directors of the Buyer Guarantor on or before September 8, 2004, without amendment or any other modification, this Agreement, the Buyer Guaranty and the Seller Guaranty shall each be immediately terminated and void ab initio and neither party shall have any liability under this Agreement, the Buyer Guaranty or the Seller Guaranty.

[Remainder of page intentionally left blank]
[Signatures begin on the next page]

               IN WITNESS WHEREOF, each of the Parties has caused this Agreement to be executed on its behalf by its officers thereunto duly authorized, all as of the date first above written.

SELLER:

LG&E ROANOKE VALLEY L.P.

By: LG&E Power 16 Incorporated Its General Partner

By: /s/ SB Rives

Name: S. Bradford Rives

Title: Vice President and Controller

BUYER:

WESTMORELAND POWER, INC.

By: /s/ Doug Kathol

Name: Doug Kathol

Title: President

WEL PARTNER:

WESTMORELAND-ROANOKE VALLEY, L.P.

By: WEI-Roanoke Valley, Inc. General Partner

By: /s/ Gregory S. Woods

Name: Gregory S. Woods

Title: President

Exhibit 31.2

CERTIFICATION OF CHRISTOPHER K. SEGLEM, CHIEF EXECUTIVE OFFICER, PRESIDENT AND
CHAIRMAN OF THE BOARD OF DIRECTORS, PURSUANT TO RULE 13a-14(a)
UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Christopher K. Seglem, certify that:

1. I have reviewed this Amendment No.1 on Form 10-Q/A of Westmoreland Coal Company; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: November 8, 2005	By:	/s/ Christopher K. Seglem
Christopher K. Seglem
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Exhibit 31.3

CERTIFICATION OF DAVID J. BLAIR, CHIEF FINANCIAL OFFICER,
PURSUANT TO RULE 13a-14(a) UNDER
THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, David J. Blair, certify that:

1. I have reviewed this Amendment No.1 on Form 10-Q/A of Westmoreland Coal Company; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: November 8, 2005	By:	/s/ David J. Blair
David J. Blair
Chief Financial Officer
(Principal Financial Officer)