Form 10-K/A
period 2005-12-31
WESTMORELAND COAL CO
filed 2006-11-06
CIK 106455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

2 North Cascade Avenue    14th Floor    Colorado Springs, CO        80903
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

                 Yes  ___          No   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Amendment No. 1 to Form 10-K or any amendment to this Form 10-K/A.

                          X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer _____	Accelerated Filer X	Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                 Yes  ___          No   X

The aggregate market value of voting common stock held by non-affiliates as of June 30, 2005 was $147,054,000.

There were 8,425,323 shares outstanding of the registrant's Common Stock, $2.50 Par Value per share (the registrant's only class of common stock), as of March 1, 2006.

The definitive proxy statement filed April 17, 2006 is incorporated by reference into Part III.

WESTMORELAND COAL COMPANY
FORM 10-K/A
ANNUAL REPORT
TABLE OF CONTENTS

Item	Page

PART I

Explanatory Note		4

1	Business	8
1A	Risk Factors	22
1B	Unresolved Staff Comments	33
2	Properties	34
3	Legal Proceedings	42
4	Submission of Matters to a Vote of Security Holders	49

PART II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	53
6	Selected Financial Data	55
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	56
7A	Quantitative and Qualitative Disclosures About Market Risk	82
8	Financial Statements and Supplementary Data	83
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	142
9A	Controls and Procedures	142
9B	Other Information	148

PART III

10	Directors and Executive Officers of the Registrant	149
11	Executive Compensation	149
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	149
13	Certain Relationships and Related Transactions	149
14	Principal Accountant Fees and Services	149

PART IV

15	Exhibits, Financial Statement Schedule	150

Signatures		151

Explanatory Note

               The Company is filing herein an amendment to its 2005 Annual Report on Form 10-K to restate its consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, and selected financial information for the years 2001 to 2005. The consolidated balance sheets and statements of operations have been restated to correct errors in the Company’s accounting for income taxes, its accounting for asset retirement obligations, and the classification of restricted cash. The restatement adjustments had no effect on the cash flows of the Company for any of the periods presented.

State Income Tax Expense

               During the process of preparing financial statements for the first quarter of 2006, the Company reviewed its accounting practices with respect to income taxes and determined that its accounting for income taxes was not in compliance with Financial Accounting Standards Board Standard No. 109, “Accounting for Income Taxes”. We discovered an error in our tax provision for 2005 relating to a $2.1 million provision for a North Carolina state income tax assessment, which had originally been recorded in the third quarter of 2005. The provision was inadvertently omitted from the calculation of the full-year 2005 income tax expense. The error resulted in an understatement of income tax expense and net loss for the year ended December 31, 2005 of $2.1 million.

Valuation Allowance for Deferred Tax Assets

               As a result of the identification of this state income tax error, the Company, in conjunction with its external tax advisors, completed a review of its accounting for income taxes for 2005 and prior years. This included a review of the calculations and assumptions originally used in estimating the amount of benefit expected to be derived from the utilization of its net operating loss carryforwards, alternative minimum tax (“AMT”) credit carryforwards, and net deductible temporary differences.

               In connection with this review, the Company has determined that such tax benefits should have been evaluated for utilization assuming the Company will be subject to the alternative minimum tax system, rather than the regular income tax system, for the foreseeable future. The Company believes it will be taxed under the alternative minimum tax system for the foreseeable future due to significant statutory tax depletion in excess of book depletion expected to be generated by its mining operations. As a result, the Company has determined that a valuation allowance should have been recorded for all of its regular net operating loss carryforwards, since they are not available to reduce alternative minimum taxable income in the future. The Company has also determined that a full valuation allowance should have been recorded for all its alternative minimum tax credit carryforwards, since they are only available to offset future regular income taxes payable. In addition, the Company has determined that since its net deductible temporary differences will not reverse for the foreseeable future, a full valuation allowance should have been recorded for these deferred tax assets. These errors resulted in an overstatement of income tax benefit and an understatement of net loss of $12.4 million, $7.8 million and $9.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, including the income tax expense attributable to the cumulative effect of changes in accounting principles recorded in 2005 and 2003 of $1.1 million and $0.1 million, respectively.

               The purchase price allocation prepared in connection with the 2001 acquisition of Westmoreland Mining LLC (“WML”) included an allocation for the benefits expected to be derived from the Company’s existing deferred income tax assets, including the Company’s net operating loss carryforwards, using regular income tax rates. As a result of the Company’s determination that it should have evaluated utilization of such tax benefits assuming the Company will be subject to the alternative minimum tax for the foreseeable future, the Company retroactively adjusted the purchase price allocation for the WML acquisition.

               This adjustment resulted in the elimination of the $55.6 million net deferred income tax asset recognized as part of the purchase price allocation for the acquisition in 2001, with a corresponding increase in property, plant and equipment. The additional amount allocated to property, plant and equipment is being amortized over the life of the mines acquired, resulting in adjustments to previously reported depreciation, depletion and amortization expense in each period since the date of the acquisition. The error resulted in an understatement of depreciation, depletion and amortization expense and net loss of $3.7 million for each of the years ended December 31, 2005, 2004 and 2003.

Asset Retirement Obligations

               During 2005, the Company identified an error in the calculation of the asset retirement obligation for one of the Company’s mines. The error resulted in an overstatement of the asset retirement obligation, the related asset retirement asset, and the related contractual third party reclamation receivable. The error affected the amount of amortization recorded for the asset retirement asset in 2003, 2004 and 2005 and the amount of accretion of the asset retirement liability recorded in those years. Adjustments were recorded to correct the asset retirement liability at December 31, 2004, and the amount of amortization and accretion recorded in the fourth quarter of the year ended December 31, 2005, with a corresponding adjustment to the asset retirement assets for this mine. The financial statements are also being restated to reflect the known error in the amount of amortization and accretion expense recorded in the first three quarters of 2005 and in 2004 and 2003, which had not previously been recorded in the financial statements for those years. The error resulted in an overstatement (understatement) of amortization expense of ($0.2) million, $0.3 million, and $0.1 million, an overstatement of accretion expense of $1.3 million, $0.2 million and $0.1 million, and an overstatement of the net loss of $1.1 million, $0.5 million and $0.2 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

Revenue Recognition

               In connection with the restatement process, the Company also identified an error in the accounting treatment afforded certain payments received from one of its customers under an amendment to their coal supply agreement. The original agreement provided that the customer was responsible for its share of the final reclamation costs of the area of the mine from which the coal it purchased was produced. The amendment to the coal supply agreement entered into in 2003 provided that the customer was to pay the Company its share of these costs on a per ton basis as the coal was delivered. A portion of the payments received in 2005 and 2004 and subsequent to the amendment in 2003, were inadvertently recorded as revenue, with a corresponding increase in the associated asset retirement asset. The error resulted in an overstatement of revenue and an understatement of net loss of $0.9 million, $0.6 million, and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Classification of Restricted Cash

               Also in connection with the restatement process, the Company determined that restricted cash held in a debt service fund should have been classified as a non-current asset. The error resulted in an overstatement of restricted cash classified as a current asset and total current assets at December 31, 2005 and 2004 of $10.0 million and $9.8 million, respectively, with a corresponding understatement of restricted cash classified as a non-current asset.

10-K Amendments

               This Amendment No. 1 to Form 10-K also includes Article 3.05 financial statements for Westmoreland-LG&E Partners. Except as required to reflect the effects of the restatement, this Amendment No 1 to Form 10-K does not amend, update or change the financial statements or financial disclosures in the original Form10-K. This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K or modify or update disclosures, including any exhibits to the original Form 10-K, affected by subsequent events.

Internal Controls

               As part of our review, we also identified three additional material weaknesses, as described in “Item 9A – Controls and Procedures”. The first material weakness relates to the Company lacking personnel with adequate expertise in accounting for income taxes. The second material weakness relates to the Company not having a sufficiently detailed management review at one of its mines of the accounting for payments received under its coal sales contracts. The third material weakness relates to the Company not having sufficiently detailed review over financial reporting.

Forward-Looking Disclaimer

               Throughout this Amendment No. 1 to Form 10-K, we make statements which are not historical facts or information and that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; health care cost trends; the cost and capacity of the surety bond market; the Company’s ability to manage growth and significantly expanded operations; the ability of the Company to implement its growth and development strategy; the Company’s ability to pay the preferred stock dividends that are accumulated but unpaid; the Company’s ability to retain key senior management; the Company’s access to financing; the Company’s ability to maintain compliance with debt covenant requirements; the Company’s ability to achieve anticipated cost savings and profitability targets; the Company’s ability to successfully identify new business opportunities; the Company’s ability to negotiate profitable coal contracts, price reopeners and extensions; the Company’s ability to predict or anticipate commodity price changes; the Company’s ability to maintain satisfactory labor relations; changes in the industry; competition; the Company’s ability to utilize its income tax net operating losses; the ability to reinvest cash, including cash that has been deposited in reclamation accounts, at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; the demand for electricity; the performance of the ROVA Project and the structure of the ROVA Project’s contracts with its lenders and Dominion Virginia Power; the Company’s ability to complete the acquisition of the portion of the ROVA project that it does not currently own; the effect of regulatory and legal proceedings; environmental issues, including the cost of compliance with existing and future environmental requirements; the contingencies of the Company discussed in Note 21 to the Consolidated Financial Statements; the risk factors set forth below; and the other factors discussed in Items 1, 2, 3 and 7. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. The Company disclaims any duty to update these statements, even if subsequent events cause its views to change.

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

_________________

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

               We believe that the competitive advantage of our mines derives from two facts:

•	all of our mines are the lowest-cost suppliers to each of their respective principal customers; and

•	nearly all of the power plants we supply were specifically designed to use our coal.

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

Year	Coal Revenues in Dollars (1) (in 000's)	Coal Sales in Equivalent Tons (in 000's)	Percentage of Coal Sales Under Long-Term Contracts	Weighted Average Price Per Ton Received under Long-Term Contracts(1) (2)
2005	$ 361,017	29,990	99%	$ 11.44
2004	319,648	29,024	98%	11.38
2003	294,892	27,762	99%	10.45
2002	301,235	26,062	100%	11.29
2001	231,048	20,503	99%	11.05

(1)	In 2004, we concluded an arbitration with the owners of Colstrip Units 1&2. The arbitration determined the price we received for coal that we delivered to Colstrip Units 1&2 from July 2001. Our coal revenues for 2004, and the weighted average price per ton received under long-term contracts in 2004, include the entire amount we received pursuant to this arbitration. Excluding the portion of the arbitration award that covered coal that we had previously delivered to Colstrip Units 1&2, we earned coal revenues of $302,753,000 and received a weighted average price of $10.78 per ton under long term contracts in 2004.

(2)	The weighted average price per ton that we received declined from 2002 to 2003 principally because the Jewett Mine transitioned from cost-plus-fees pricing to a market-based pricing mechanism, effective July 1, 2002. That mechanism was, in turn, replaced by a fixed price agreement in January 2004 and then a modified cost plus agreement in September 2005.

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

Independent Power Operations

               Through Westmoreland Energy LLC and its direct and indirect subsidiaries, we own interests in three power-generating plants:

•	a 50% interest in the Roanoke Valley I Project, a 180 MW coal-fired plant located in Weldon, North Carolina;

•	a 50% interest in the Roanoke Valley II Project, a 50 MW coal-fired plant also located in Weldon, North Carolina; and

•	a 4.49% interest in the Fort Lupton Project, a 290 MW natural gas-fired plant located in Fort Lupton, Colorado.

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

Information about Segments

               Please refer to Note 14 of the Consolidated Financial Statements for additional information about the segments of our business.

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

ITEM 1A — RISK FACTORS

               In addition to the trends and uncertainties described in Items 1 and 3 of this Amendment No. 1 to Annual Report on Form 10-K and elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are subject to the risks set forth below.

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

               We are a party to several legal proceedings which are described more fully in Item 3 – “Legal Proceedings” below, and in Note 21 (“Commitments and Contingencies”) to our Consolidated Financial Statements. Adverse outcomes in some or all of the pending cases could result in substantial damages against us or harm our business.

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

               We provide various postretirement medical and life insurance benefits to current and former employees and their dependents. We estimate the amounts of these obligations based on assumptions described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Related Matters” herein and in Note 9 to the Consolidated Financial Statements. We accrue amounts for these obligations, which are unfunded, and we pay as costs are incurred. If our assumptions change, the amount of our obligations could increase, and if our assumptions are inaccurate, we could be required to expend greater amounts than we anticipate. We regularly revise our estimates, and the amount of our accrued obligations is subject to change.

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

               At December 31, 2005, the ROVA Project had total debt of approximately $184 million. The ROVA Project’s credit agreement restricts its ability to distribute cash, contains financial ratios and other covenants, and is secured by a pledge of the project and substantially all of the project’s assets. If the ROVA Project fails to comply with these ratios and covenants or fails to make regular payments of principal and interest, an event of default could occur. A substantial portion of the ROVA Project’s cash flow must be used to pay principal and interest on its indebtedness and is not available to us. If the ROVA Project were to default on its debt service obligations, a creditor may be able to foreclose on assets that are important to our business.

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

               We estimate that our gross reclamation and mine-closing liabilities, which are based upon permit requirements and our experience, were $396.1 million (with a present value of $158.4 million) at December 31, 2005. Of these liabilities, our customers have assumed a gross aggregate of $201 million and have secured a portion of these obligations by posting bonds in the amount of $50 million and funding reclamation escrow accounts that currently hold approximately $58.8 million, in each case at December 31, 2005. We estimate that our gross obligation for final reclamation that is not the contractual responsibility of others was $195 million at December 31, 2005.

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

               During the past year, the Company identified five material weaknesses in internal controls over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2 that, if undetected, could have affected our financial statements for the year ended December 31, 2005. The material weaknesses in our internal control over financial reporting during the past year related to ineffective management review of certain processes. See “Item 9A – Controls and Procedures” for more specific details.

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

We may face risks related to an SEC investigation and securities litigation in connection with the restatement of our financial statements.

               We are not aware that the Securities and Exchange Commission (“SEC”) has begun any formal or informal investigation in connection with accounting errors requiring restatement of 2005 and prior years’ financial statements including 2004 and 2005 quarterly financial statements, or that any laws have been violated. However, if the SEC makes a determination that the Company has violated Federal securities laws, the Company may face sanctions, including, but not limited to, monetary penalties and injunctive relief, which could adversely affect our business. In addition, the Company or its officers and directors could be named defendants in civil proceedings arising from the restatement. We are unable to estimate what our liability in either event might be.

ITEM 1B — UNRESOLVED STAFF COMMENTS

               None

ITEM 2 — PROPERTIES

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

The following table provides information about our mines as of December 31, 2005.

	Absaloka Mine	Rosebud Mine	Jewett Mine	Beulah Mine	Savage Mine
Owned by	Westmoreland Resources, Inc.	Western Energy Company	Texas Westmoreland Coal Co.	Dakota Westmoreland Corporation	Westmoreland Savage Corporation
Location	Big Horn County, MT	Rosebud and Treasure Counties, MT	Leon, Freestone and Limestone Counties, TX	Mercer and Oliver Counties, ND	Richland County, MT
Coal Reserves (thousands of tons) Proven (1)(4) Probable (3)	38,212(2) 64,800	242,818(2) 0	75,223 0	41,411(2) 14,672	8,385(2) 0
Permitted Reserves (thousands of tons)	13,465	168,498	75,223	26,588	2,570
Coal Deposits (thousands of tons)(5)	487,000	186,160	0	0	10,095
2005 Production (thousands of tons)	6,463	13,407	6,973	2,876	330
Lessor	Crow Tribe	Federal Govt; State of MT; Great Northern Properties	Private parties; State of Texas	Private parties; State of ND; Federal Govt	Federal Govt; Private parties
Lease Term	Through exhaustion	Varies	Varies	2009-2019	Varies
Current production capacity (thousands of tons)	7,000	13,300	7,000	4,000	400
Coal Type	Sub-bituminous	Sub-bituminous	Lignite	Lignite	Lignite
Acres disturbed by Mining	3,820	15,819	14,460	4,521	534
Acres for which reclamation is complete	2,675	7,123	10,253	3,118	209
Major Customers	Xcel Energy, Western Fuels Assoc., Midwest Energy, Rocky Mountain Power	Colstrip 1&2 owners, Colstrip 3&4 owners, Minnesota Power	NRGT	Otter Tail, MDU, Minnkota, Northwestern Public Service	MDU, Sidney Sugars
Delivery Method	Rail/Truck	Truck / Rail / Conveyor	Conveyor	Conveyor / Rail	Truck
Approx. Heat Content (BTU/lb.) (6)	8,700	8,529	6,613	6,941	6,371
Approx. Sulfur Content (%) (7)	0.65	0.74	1.06	1.05	0.45
Year Opened	1974	1968(8)	1985	1963	1958
Total Tons Mined Since Inception (thousands of tons)	142,000	372,000	154,000	88,000	12,700
(1)	Proven coal reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. In addition, all coal reserves are “assigned” coal reserves: coal that we have committed to operating mining equipment and plant facilities.

(2)	Includes tons for each mine as described below that are not fully permitted but otherwise meet the definition of “proven” coal reserves.
(3)	Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.
(4)	Deposits are reserves which are defined with less geologic information than probable reserves and for which no well-defined mine plan has been prepared.
(5)	We have assigned all proven reserves to operating mining equipment and plant facilities.
(6)	Approximate heat content applies to the coal mined in 2005.
(7)	Approximate sulfur content applies to the tons mined in 2005.
(8)	Initial sales from the current mine complex began in 1968. Mining first occurred at the site in 1924.

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

               The Savage Mine purchases electric power from MDU. The mine is accessed from Montana Highway 16 via County Road 107.

Other

               Refer to Note 3 to our Consolidated Financial Statements for a description of Westmoreland Energy’s properties.

ITEM 3 — LEGAL PROCEEDINGS

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

               In January, 2006, the Partnership paid $7.1 million to Halifax County as full payment for the years 1996 to 2001. The ROVA Project is negotiating with the county in an attempt to resolve claims by the county totaling approximately $3.6 million covering the years 2002 through 2005. These amounts, totaling $10.7 million, have been accrued at the ROVA Project as at year end.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Name	Age	Position	Held Since

Christopher K. Seglem (1)	59	Chairman of the Board,	1996
		President and	1992
		Chief Executive Officer	1993

David J. Blair (2)	52	Chief Financial Officer	2005

Roger D. Wiegley (3)	57	General Counsel and Secretary	2005

Robert W. Holzwarth (4)	58	Senior Vice President, Power	2004

Todd A. Myers (5)	42	Vice President, Sales and Marketing	2000

John V. O'Laughlin (6)	54	Vice President, Coal Operations	2005

Ronald H. Beck (7)	61	Vice President, Finance and Treasurer,	2001
		Assistant Secretary	2005

Thomas G. Durham (8)	57	Vice President, Planning and Engineering	2000

Douglas P. Kathol (9)	53	Vice President, Development	2003

Thomas M. Cirillo (10)	51	Vice President, Administration	2003

Gregory S. Woods (11)	52	Vice President, Eastern Operations	2000

Diane S. Jones (12)	47	Vice President, Corporate Relations	2000

Bronwen J. Turner (13)	51	Vice President, Government and Community Relations	2006

(1)	Mr. Seglem was elected President and Chief Operating Officer in June 1992, and a Director of Westmoreland in December 1992. In June 1993, he was elected Chief Executive Officer, at which time he relinquished the position of Chief Operating Officer. In June 1996, he was elected Chairman of the Board. He is a member of the bar of Pennsylvania.

(2)	Mr. Blair joined Westmoreland in April 2005. He joined Westmoreland after a seventeen year career with Nalco Chemical Company where he was most recently acting Chief Financial Officer for Ondeo Nalco Company, a global specialty chemical company.

(3)	Mr. Wiegley joined Westmoreland in May 2005. Prior to joining Westmoreland he held legal positions with Credit Suisse Group from 1999 to 2005 and served as General Counsel for one of its affiliates. Mr. Wiegley served as outside counsel for Westmoreland from 1992 to 1996 while a partner with Sidley Austin Brown & Wood and later with Pillsbury Winthrop LLP.

(4)	Mr. Holzwarth joined Westmoreland in November 2004. Prior to joining Westmoreland, he was Chief Executive Officer of United Energy, a publicly-traded utility in Australia. From 1993 to 2003 he was employed by Aquila, Inc. in various management positions, including from 1997 to 2000 as Vice President and General Manager of Power Services and Generation, in which capacity he managed power plants capable of generating over 2,000 MW of electricity, and from 2002 to 2003 as Chief Executive Officer of United Energy, Australia, an electric distribution utility serving 600,000 customers.

(5)	Mr. Myers re-joined Westmoreland in January 2000 as Vice President Marketing and Business Development and in 2002 became Vice President Sales and Marketing. He originally joined Westmoreland in 1989 as a Market Analyst and was promoted in 1991 to Manager of the Contract Administration Department. He left Westmoreland in 1994. Between 1994 and 2000, he was Senior Consultant and Manager of the environmental consulting group of a nationally recognized energy consulting firm, specializing in coal markets, independent power development, and environmental regulation.

(6)	Mr. O’Laughlin joined Westmoreland in February 2001 as Vice President, Mining, and was named President and General Manager of Dakota Westmoreland Corporation in March 2001. He later became President and General Manager of Western Energy Company and President of Texas Westmoreland Coal Company and was promoted to Vice President of Coal Operations for Westmoreland Coal Company in May 2005. Prior to joining Westmoreland Mr. O’Laughlin was with Morrison Knudsen Corporation’s mining group for twenty-eight years, most recently as Vice President of Mine Operations which included responsibility for the contract mining services at the Absaloka Mine.

(7)	Mr. Beck joined Westmoreland in July 2001 as Vice President – Finance and Treasurer. From September 2003 to April 2005, Mr. Beck also served as Acting Chief Financial Officer. He was appointed as Assistant Secretary in April 2005. Prior to joining Westmoreland he was a financial officer at Columbus Energy Corp. from 1985 to 2000, lastly as Vice President and Chief Financial Officer.

(8)	Mr. Durham joined Westmoreland as Vice President, Coal Operations in April 2000 and was named Vice President, Planning and Engineering in May 2005. For the four years prior to joining Westmoreland, he was a Vice President of NorWest Mine Services, Inc. which provides worldwide consulting services on surface mining and other projects. Mr. Durham has 30 years of surface mine management and operations experience with various mining companies. He became a registered professional engineer in 1976.

(9)	Mr. Kathol joined Westmoreland in August 2003 as Vice President, Development. Prior to joining Westmoreland, Mr. Kathol was Senior Vice President and principal with Norwest Corporation (1985 to 2003) a firm that provides worldwide consulting services to the mining and energy industries. Mr. Kathol has held senior financial positions with other mining companies.

(10)	Mr. Cirillo joined Westmoreland in June 2002 as Director, Planning and Administration. Prior to joining Westmoreland, Mr. Cirillo held various senior positions in defense contracting following a twenty year career as a U.S Navy pilot. He was named Vice President, Administration in January 2003.

(11)	Mr. Woods joined Westmoreland in May 1973 and held various corporate accounting and management information systems positions while at Westmoreland’s Virginia and West Virginia coal mining operations. Mr. Woods has been with Westmoreland Energy, LLC since 1990 and has held the positions of Controller, Asset Manager, and Vice President, Finance and Asset Management. Mr. Woods was elected to his current positions as Vice President, Eastern Operations of Westmoreland Coal Company in June 2000, as Executive Vice President of Westmoreland Energy, LLC in February 1997, and as President of Westmoreland Technical Services, Inc. in April 2001.

(12)	Ms. Jones joined Westmoreland in March 1993 as Manager, Business Development of Westmoreland Energy, LLC and became Manager of Business Development and Corporate Relations for Westmoreland Coal Company in 1995. She was named Vice President Corporate Business Development and Corporate Relations in 2000 and then named Vice President Corporate Relations in August 2003. Prior to joining Westmoreland, Ms. Jones held engineering and business development positions in the utility industry. She became a registered professional engineer in 1985.

(13)	Ms. Turner joined Westmoreland in August 2003 as Director, Government and Community Relations and was named Vice President, Corporate Government and Community Relations in January, 2006. Prior to joining Westmoreland she was a policy analyst for the Education Commission of the States and director of marketing and communications for Quark Inc. She has over 25 years experience in various positions in marketing, communications and public policy, including representing communities impacted by energy development.

PART II

ITEM 5	—	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

               There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which we are incorporated. Under Delaware law, we are permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of our two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $205,000 at December 31, 2005). The par value of all outstanding shares of preferred stock and shares of common stock aggregated $21.2 million at December 31, 2005. Upon completion of the restatement of its prior period financial statements, as described in this Amendment No. 1 to the 2005 Annual Report on Form 10-K, the Company is currently reporting a deficit in shareholders’ equity of $10.2 million. As a result, the Company is prohibited from paying preferred stock dividends in the future.

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

ITEM 6	–	SELECTED FINANCIAL DATA

Westmoreland Coal Company and Subsidiaries Five-Year Review

	2005	2004	2003	2002	2001 (1)

	(As Restated, note 2)
	(In thousands; except per share data)
Consolidated Statements of Operations Information
Revenue — Coal	$361,017	$319,648	$294,892	$301,235	$231,048
– Independent power and other	12,727	12,741	15,824	14,506	15,871

Total revenues	373,744	332,389	310,716	315,741	246,919
Cost and expenses	373,025	331,428	306,504	299,925	235,318

Operating income from continuing operations	719	961	4,212	15,816	11,601
Interest expense	(10,948)	(10,966)	(10,804)	(11,511)	(8,878)
Minority interest	(950)	(1,154)	(773)	(800)	(780)
Interest and other income	5,250	4,808	3,121	4,128	3,229

Income (loss) from continuing operations before income taxes	(5,929)	(6,351)	(4,244)	7,633	5,172
Income tax benefit (expense) from continuing operations	(2,667)	(896)	1,132	(3,288)	(1,700)

Net income (loss) from continuing operations	(8,596)	(7,247)	(3,112)	4,345	3,472
Income (loss) from discontinued operations	-	-	2,113	(3,583)	(1,188)

Net income (loss) before cumulative effect of change in accounting principle	(8,596)	(7,247)	(999)	762	2,284

Cumulative effect of change in accounting principle, net	2,662	-	(22)	-	-

Net income (loss)	(5,934)	(7,247)	(1,021)	762	2,284

Less preferred stock dividend requirements	1,744	1,744	1,752	1,772	1,776

Net income (loss) applicable to common shareholders	$(7,678)	$(8,991)	$(2,773)	$(1,010)	$508

Net income (loss) per share applicable to common shareholders:
Basic	$(0.93)	$(1.11)	$(0.36)	$(0.13)	$0.07
Diluted	$(0.93)	$(1.11)	$(0.36)	$(0.13)	$0.06
Weighted average number of common shares outstanding:
Basic	8,280	8,099	7,799	7,608	7,239
Basic	8,868	8,662	8,338	8,147	8,000

Balance Sheet Information
Working capital	$(20,062)	$(6,608)	$(16,485)	$(25,954)	$(18,884)
Net property, plant and equipment	211,157	204,557	194,357	238,954	250,400
Total assets	495,871	462,730	424,086	434,208	461,465
Total debt	112,243	117,259	93,469	100,157	122,910
Shareholders' equity (deficit)	(10,192)	(3,371)	2,417	1,712	5,348

(1)	Effective April 30, 2001, the Company acquired the operating coal business of Montana Power and the coal assets of Knife River Corporation.

ITEM 7	—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

               The Company is filing herein an amendment to its 2005 Annual Report on Form 10-K to restate its consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, and selected financial information for the years 2001 to 2005. The consolidated balance sheets and statements of operations have been restated to correct errors in the Company’s accounting for income taxes, its accounting for asset retirement obligations and the classification of restricted cash. The restatement adjustments had no effect on the cash flows of the Company for any of the periods presented.

               State Income Tax Expense

               During the process of preparing financial statements for the first quarter of 2006, the Company reviewed its accounting practices with respect to income taxes and determined that its accounting for income taxes was not in compliance with Financial Accounting Standards Board Standard No. 109, “Accounting for Income Taxes”. We discovered an error in our tax provision for 2005 relating to a $2.1 million provision for a North Carolina state income tax assessment, which had originally been recorded in the third quarter of 2005. The provision was inadvertently omitted from the calculation of the full-year 2005 income tax expense. The error resulted in an understatement of income tax expense and net loss for the year ended December 31, 2005 of $2.1 million.

Valuation Allowance for Deferred Tax Assets

               As a result of the identification of this state income tax error, the Company, in conjunction with its external tax advisors, completed a review of its accounting for income taxes for 2005 and prior years. This included a review of the calculations and assumptions originally used in estimating the amount of benefit expected to be derived from the utilization of its net operating loss carryforwards, alternative minimum tax (“AMT”) credit carryforwards, and net deductible temporary differences.

               In connection with this review, the Company has determined that such tax benefits should have been evaluated for utilization assuming the Company will be subject to the alternative minimum tax system, rather than the regular income tax system, for the foreseeable future. The Company believes it will be taxed under the alternative minimum tax system for the foreseeable future due to significant statutory tax depletion in excess of book depletion expected to be generated by its mining operations. As a result, the Company has determined that a valuation allowance should have been recorded for all of its regular net operating loss carryforwards, since they are not available to reduce alternative minimum taxable income in the future. The Company has also determined that a full valuation allowance should have been recorded for all its alternative minimum tax credit carryforwards, since they are only available to offset future regular income taxes payable. In addition, the Company has determined that since its net deductible temporary differences will not reverse for the foreseeable future, a full valuation allowance should have been recorded for these deferred tax assets. These errors resulted in an overstatement of income tax benefit and an understatement of net loss of $12.4 million, $7.8 million and $9.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, including the income tax expense attributable to the cumulative effect of changes in accounting principles recorded in 2005 and 2003 of $1.1 million and $0.1 million, respectively.

               The purchase price allocation prepared in connection with the 2001 acquisition of Westmoreland Mining LLC (“WML”) included an allocation for the benefits expected to be derived from the Company’s existing deferred income tax assets, including the Company’s net operating loss carryforwards, using regular income tax rates. As a result of the Company’s determination that it should have evaluated utilization of such tax benefits assuming the Company will be subject to the alternative minimum tax for the foreseeable future, the Company retroactively adjusted the purchase price allocation for the WML acquisition.

               This adjustment resulted in the elimination of the $55.6 million net deferred income tax asset recognized as part of the purchase price allocation for the acquisition in 2001, with a corresponding increase in property, plant and equipment. The additional amount allocated to property, plant and equipment is being amortized over the life of the mines acquired, resulting in adjustments to previously reported depreciation, depletion and amortization expense in each period since the date of the acquisition. The error resulted in an understatement of depreciation, depletion and amortization expense and net loss of $3.7 million for each of the years ended December 31, 2005, 2004 and 2003.

Asset Retirement Obligations

               During 2005, the Company identified an error in the calculation of the asset retirement obligation for one of the Company’s mines. The error resulted in an overstatement of the asset retirement obligation, the related asset retirement asset, and the related contractual third party reclamation receivable. The error affected the amount of amortization recorded for the asset retirement asset in 2003, 2004 and 2005 and the amount of accretion of the asset retirement liability recorded in those years. Adjustments were recorded to correct the asset retirement liability at December 31, 2004, and the amount of amortization and accretion recorded in the fourth quarter of the year ended December 31, 2005, with a corresponding adjustment to the asset retirement assets for this mine. The financial statements are also being restated to reflect the known error in the amount of amortization and accretion expense recorded in the first three quarters of 2005 and in 2004 and 2003, which had not previously been recorded in the financial statements for those years. The error resulted in an overstatement (understatement) of amortization expense of ($0.2) million, $0.3 million, and $0.1 million, an overstatement of accretion expense of $1.3 million, $0.2 million and $0.1 million, and an overstatement of the net loss of $1.1 million, $0.5 million and $0.2 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

Revenue Recognition

               In connection with the restatement process, the Company also identified an error in the accounting treatment afforded certain payments received from one of its customers under an amendment to their coal supply agreement. The original agreement provided that the customer was responsible for its share of the final reclamation costs of the area of the mine from which the coal it purchased was produced. The amendment to the coal supply agreement entered into in 2003 provided that the customer was to pay the Company its share of these costs on a per ton basis as the coal was delivered. A portion of the payments received in 2005 and 2004 and subsequent to the amendment in 2003, were inadvertently recorded as revenue, with a corresponding increase in the associated asset retirement asset. The error resulted in an overstatement of revenue and an understatement of net loss of $0.9 million, $0.6 million, and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Classification of Restricted Cash

               Also in connection with the restatement process, the Company determined that restricted cash held in a debt service fund should have been classified as a non-current asset. The error resulted in an overstatement of restricted cash classified as a current asset and total current assets at December 31, 2005 and 2004 of $10.0 million and $9.8 million, respectively, with a corresponding understatement of restricted cash classified as a non-current asset.

The following table shows the adjustments to our originally filed consolidated statements of operations to correct the errors described above:

	For years ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Net income applicable to common shareholders, as previously reported	$10,366	$2,716	$10,842	$8,353	$3,451

Decrease in income tax benefit as a result of the increase in valuation allowance for net deferred tax assets	(12,369)	(7,830)	(9,731)	(5,656)	(472)

Increase in income tax expense for North Carolina assessment	(2,130)	-	-	-	-

Increase in depreciation, depletion, and amortization as a result of retroactive adjustment to property, plant, and equipment acquired in WML acquisition	(3,707)	(3,707)	(3,707)	(3,707)	(2,471)

Decrease in cumulative effect of change in accounting for asset retirement obligations	-	-	(291)	-	-

Decrease in revenue as a result of adjustment related to payments received from customer	(946)	(643)	(94)	-	-

Decrease (increase) in amortization expense as a result of adjustments to asset retirement assets	(156)	304	144	-	-

Decrease in accretion expense as a result of adjustments to asset retirement obligations	1,264	169	64	-	-

Total adjustments	(18,044)	(11,707)	(13,615)	(9,363)	(2,943)

Net income (loss) applicable to common shareholders, as restated	$(7,678)	$(8,991)	$(2,773)	$(1,010)	$508

               After discussion with our Audit Committee and our independent registered public accounting firm, management recommended to the Audit Committee that previously reported financial results be restated. The Audit Committee agreed with this recommendation. This Amendment No. 1 to Form 10-K restates our previously issued consolidated balance sheets as of December 31, 2005 and 2004, our consolidated statements of operations and stockholders’ equity and comprehensive income for each of the years ended December 31, 2005, 2004 and 2003, and our interim quarterly periods in 2005 and 2004 to correct our accounting for income taxes and asset retirement obligations. Restated selected financial data for 2002 and 2001 are also presented in this Amendment No. 1 to Form 10-K.

               We also identified three additional material weaknesses, as described in “Item 9A – Controls and Procedures”. The first material weakness relates to the Company lacking personnel with adequate expertise in accounting for income taxes. The second material weakness relates to the Company not having a sufficiently detailed management review at one of its mines of the accounting for payments received under its coal sales contracts. The third material weakness relates to the Company not having sufficiently detailed review over financial reporting.

Effects of Restatement

The following table sets forth the effects of the restatement on affected line items within our previously reported Statements of Operations for the years 2005, 2004, 2003, 2002, and 2001:

Effects on Statements of Operations		For years ended December 31,

	Total	2005	2004	2003	2002	2001

	(In thousands; except per share data)
Revenue	$(1,683)	$(946)	$(643)	$(94)	$-	$-
Costs and Expenses:
Depreciation, depletion, and amortization	(17,007)	(3,863)	(3,403)	(3,563)	(3,707)	(2,471)
Cost of sales - coal	1,497	1,264	169	64	-	-
Income tax benefit (expense)	(39,361)	(15,564)	(7,830)	(9,839)	(5,656)	(472)
Cumulative effect of change in accounting principle	882	1,065	-	(183)	-	-

Change in net earnings (loss)	$(55,672)	$(18,044)	$(11,707)	$(13,615)	$(9,363)	$(2,943)

	2005	2004	2003	2002	2001

Effect on per share amounts :
Basic, as reported	$1.25	$0.34	$1.39	$1.10	$0.48
Adjustment	(2.18)	(1.45)	(1.75)	(1.23)	(0.41)

Basic, as restated	$(0.93)	$(1.11)	$(0.36)	$(0.13)	$0.07

Diluted, as reported	$1.17	$0.31	$1.30	$1.03	$0.43
Adjustment	(2.10)	(1.42)	(1.66)	(1.16)	(0.37)

Diluted, as restated	$(0.93)	$(1.11)	$(0.36)	$(0.13)	$0.06

The following table sets forth the effects of the restatement on affected line items within our previously reported Statements of Operations for each of the quarters in the year 2005:

Effects on Quarterly Statements of Operations		2005

	Total	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands; except per share data)
Revenue	$(946)	$(236)	$(237)	$(236)	$(237)
Costs and Expenses:
Depreciation, depletion, and amortization	(3,863)	(966)	(966)	(966)	(965)
Cost of sales - coal	1,264	-	-	-	1,264
Income tax benefit (expense)	(15,564)	(3,912)	(1,558)	(3,171)	(6,923)
Cumulative effect of change in accounting principle	1,065	1,065	-	-	-

Change in net earnings (loss)	$(18,044)	$(4,049)	$(2,761)	$(4,373)	$(6,861)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Effect on per share amounts :
Basic, as reported	$0.77	$(0.48)	$(0.42)	$1.38
Adjustment	(0.49)	(0.33)	(0.53)	(0.82)

Basic, as restated	$0.28	$(0.81)	$(0.95)	$0.56

Diluted, as reported	$0.71	$(0.48)	$(0.42)	$1.29
Adjustment	(0.46)	(0.33)	(0.53)	(0.77)

Diluted, as restated	$0.25	$(0.81)	$(0.95)	$0.52

The following table sets forth the effects of the restatement on affected line items within our previously reported Statements of Operations for each of the quarters in the year 2004:

Effects on Quarterly Statements of Operations		2004

	Total	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands; except per share data)
Revenue	$(643)	$(161)	$(161)	$(161)	$(160)
Costs and Expenses:
Depreciation, depletion, and amortization	(3,403)	(851)	(851)	(851)	(850)
Cost of sales - coal	169	42	42	42	43
Income tax benefit (expense)	(7,830)	(1,035)	(2,320)	(1,874)	(2,601)

Change in net earnings (loss)	$(11,707)	$(2,005)	$(3,290)	$(2,844)	$(3,568)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Effect on per share amounts :
Basic, as reported	$0.26	$0.54	$0.10	$(0.56)
Adjustment	(0.25)	(0.40)	(0.35)	(0.44)

Basic, as restated	$0.01	$0.14	$(0.25)	$(1.00)

Diluted, as reported	$0.25	$0.51	$0.09	$(0.56)
Adjustment	(0.24)	(0.38)	(0.34)	(0.44)

Diluted, as restated	$0.01	$0.13	$(0.25)	$(1.00)

Forward-Looking Disclaimer

               Please keep the Forward-Looking Disclaimer on page 6 in mind as you review the following discussion and analysis.

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

               Revenues and expenses; sources and uses of cash

               In 2005, $28.5 million of our operating income (as restated, note 2) came from coal operations, and $10.7 million came from independent power projects. This income was mostly offset by $38.5 million of expenses in the corporate segment for our heritage health benefit expenses and selling, general and administrative expenses.

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

               Upon completion of the restatement of its prior period financial statements, as described in Amendment No. 1 to its Annual Report on Form 10-K, the Company is currently reporting a deficit in shareholders’ equity. As a result, the Company is prohibited from paying preferred stock dividends in the future, because of the statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock ($205,000 at December 31, 2006).

Challenges

               We believe that our principal challenges today include the following:

•	re-determining sales prices with our customers to reflect significantly higher market prices and commodity and production costs;

•	addressing the potential impact of limited availability of tires for heavy equipment used at our mines;

•	high ongoing heritage health benefit expenses associated with inflation in medical costs, potentially longer life expectancies for retirees and active employees and the failure of the UMWA Health and Benefit Fund to manage those costs;

•	maintaining and collateralizing, where necessary, our Coal Act and reclamation bonds;

•	funding required contributions to pension plans that are underfunded at the end of 2005;

•	providing adequate capital for on-going operations and our growth initiatives;

•	completing the acquisition of LG&E's 50% interest in the ROVA Project and obtaining the necessary financing;

•	implementation of a new company-wide computer system to support our mining and corporate segments;

•	integration of new personnel, especially in the area of finance and accounting;

•	new environmental regulations, which have the potential to significantly reduce sales from our mines; and

•	claims for potential taxes and royalties asserted by various governmental entities.

               We discuss these issues, as well as the other challenges we face, elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and under “Risk Factors.”

Internal Control over Financial Reporting

               We had five material weaknesses in internal control over financial reporting in 2005. In connection with the audit of our 2005 financial statements, we identified matters involving our internal controls over financial reporting that constituted material weaknesses as defined by the Public Company Accounting Oversight Board in Auditing Standard No. 2, pursuant to which:

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

               We believe we have remediated the two material weakness that were identified in March 2006, in connection with the preparation of the Form 10-K and have a plan in place to remediate the three weakness associated with our recent financial statement restatement. However, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements. See Item 1A, “Risk Factors.”

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

               Postretirement Benefits and Pension Obligations

               Our most significant long-term obligations are the obligations to provide postretirement medical benefits, pension benefits, workers’ compensation and pneumoconiosis (black lung) benefits. We provide these benefits to our current and former employees and their dependents. See Notes 6, 7, 8, 9 and 10 to the Consolidated Financial Statements for current information about these assumptions, estimates, and obligations.

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

               See Note 4 to the Consolidated Financial Statements for current information about these obligations, costs and reserve estimates.

               Deferred Income Taxes

               As of December 31, 2005, we have significant deferred tax assets comprised of Federal and State regular net operating losses (“NOLs”), alternative minimum tax (“AMT”) NOLs, AMT credits and deductible temporary reversing differences related to on-going differences between book and taxable income. We have reduced our deferred income tax assets by a full valuation allowance. The valuation allowance is primarily an estimate of the deferred tax assets that will more likely than not expire before they can be realized in the future by our current operations existing as of December 31, 2005. These estimates and judgments are reviewed annually and also when new, material events, such as an acquisition, take place within the Company.

               The total of our net deductible temporary differences has been increasing each year primarily because reclamation and postretirement medical and pension benefit expenses for book purposes have exceeded deductions for tax purposes. Until a reversal of these temporary differences occurs, or can be forecasted, and the company is reporting, or forecasts to report, taxable income, the benefit of these deferred tax assets will not be recognized.

               AMT NOLs reduce the amount of benefit each year through reduced current income tax expense.

               The AMT credits that we accumulate do not expire. However their value has not been recognized, and will not be recognized, until we can forecast paying regular income taxes and are therefore able to use the credits. This will not occur until all of our regular NOLs are used or expire and regular income tax exceeds the alternative minimum tax.

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

               In Note 3 to our Consolidated Financial Statements in this Amendment No. 1 to Form 10-K, we describe our possible acquisition of LG&E’s interest in the ROVA Project, including the current status. We describe the financial aspects of that transaction in more detail below under “— Financial Implications of the ROVA Acquisition.” As a strategic matter, owning 100% of the ROVA Project would give us an additional long-lived asset whose value, we believe, extends well beyond the expiration of the ROVA Project’s existing contracts with Dominion in 2019. It also should enhance our ability to develop and implement strategies to restructure the project’s contracts with its principal customer, Dominion, and with the project’s lenders, to the mutual benefit of all parties, including us, as owners. The ROVA acquisition also would double the number of megawatts of generated power that we own and substantially expands the foundation for further growth of the power segment of our business. Such growth may include the development and construction of additional power-generating units at the ROVA site, the Gascoyne site or elsewhere. Such growth may also include the operation of power plants. With improving market potential we have re-evaluated the original plant capacity and now intend to file for a 500 MW air permit in the second quarter of 2006. With the larger plant we hope to capture better economies of scale.

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

               At December 31, 2005 cash and cash equivalents totaled $11.2 million, including $3.0 million at Westmoreland Mining, $4.2 million at Westmoreland Resources, and $3.4 million at our captive insurance subsidiary. Consolidated cash and cash equivalents at December 31, 2004 totaled $11.1 million, including $4.6 million at Westmoreland Mining, $4.1 million at Westmoreland Resources, and $2.5 million at our captive insurance subsidiary. The cash at Westmoreland Mining is available to us through quarterly distributions, as described below. The cash at Westmoreland Resources is available to us through dividends. In addition, we had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $34.6 million at December 31, 2005 and $32.7 million at December 31, 2004. The restricted cash at December 31, 2005 included $22.2 million in Westmoreland Mining’s debt service reserve and long-term prepayment accounts. The restricted cash at December 31, 2004 included $21.9 million in Westmoreland Mining’s debt service and long-term prepayment accounts. At December 31, 2005, our reclamation, workers’ compensation and postretirement medical cost obligation bonds were collateralized by interest-bearing cash deposits of $12.4 million, which amounts we have classified as non-current assets. In addition, we had reclamation deposits of $58.8 million at December 31, 2005 and $55.6 million at December 31, 2004, which we received from customers of the Rosebud Mine to pay for reclamation. We also had $5.0 million in interest-bearing debt reserve accounts for the ROVA Project at December 31, 2005. This cash is restricted as to its use and is classified as part of our investment in independent power projects.

               In March 2004, Westmoreland Mining entered into the add-on facility. This facility made $35 million available to us in 2004. The add-on facility permits Westmoreland Mining to undertake significant capital projects, principally at the Rosebud and Jewett Mines, in the near term without adversely affecting cash available to Westmoreland Coal Company. The terms of the add-on facility permit Westmoreland Mining to distribute this $35 million to Westmoreland Coal Company. Westmoreland Mining distributed $9.1 million in 2005 and $19.3 million in 2004 to Westmoreland Coal Company and expects to distribute the balance in 2006. The original term loan agreement, which financed our acquisition of the Rosebud, Jewett, Beulah, and Savage Mines, continues to restrict Westmoreland Mining’s ability to make distributions to Westmoreland Coal Company from ongoing operations. Until Westmoreland Mining has fully paid the original acquisition debt, which is scheduled for December 31, 2008, Westmoreland Mining may only pay Westmoreland Coal Company a management fee and distribute to Westmoreland Coal Company 75% of Westmoreland Mining’s surplus cash flow. Westmoreland Mining is depositing the remaining 25% into an account that will be applied to the $30 million balloon payment due December 31, 2008. In 2004 when Westmoreland Mining entered into the add-on facility, it also extended its revolving credit facility to 2007 and reduced the amount of the facility to $12 million. In December 2005, Westmoreland Mining amended the revolving facility to increase the borrowing base to $20 million and to extend its maturity to April 2008 to better align with our operating needs. The increase includes the ability to issue letters of credit up to $10 million which the Company expects to use for reclamation bond collateral needs. As of December 31, 2005, Westmoreland Mining had the entire $20 million revolving facility available to borrow.

               As of December 31, 2005, Westmoreland Coal Company had $8.5 million of its $14.0 million revolving line of credit available to borrow.

Liquidity Outlook

We describe certain liquidity comparisons in the Liquidity Outlook section below. In addition, the following items are important.

               Reclamation

               Our asset retirement obligations, as previously described under “Critical Accounting Estimates” above, increased $24.1 million during 2005. Two of the more significant reasons for that increase were changes we made about the timing of required reclamation activities and the amount of work necessary. These and other factors are disclosed in more detail in Note 4 to the Consolidated Financial Statements.

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

               Combined Benefit Fund

               As previously reported in Item 3 “Legal Proceedings” and in Note 21 to the Consolidated Financial Statements, on August 12, 2005 the United States District Court for the District of Maryland ruled that the CBF has been charging an excessive premium to coal operators since 1992. In our case, the total of the overpayment is approximately $6 million.

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

•	We discuss the prospective effects of the anticipated ROVA acquisition in more detail below.

•	Tons sold increased in 2005 but are likely to remain comparable in 2006. Coal revenues are expected to increase in 2006 due to contract renewals at higher prices. However, overall cost of sales are also increasing due to inflation of commodity costs although not as much as revenues.

•	We anticipate that capital expenditures related to our mining activities will be comparable in 2006 and 2005. However, if 2006 capital expenditures at the Jewett Mine are included which are mostly reimbursed by the customer, the overall level of capital projects will be higher in 2006 than in 2005.

•	We anticipate higher interest costs in 2006 because of increased use of our revolving credit lines and higher rates for the floating rate portion of Westmoreland Mining’s debt.

•	Our results for 2005 reflect a negative impact of increased prospective and retroactive personal property taxes at the ROVA Project. Our pre-tax income in 2005 was reduced by $2.7 million for the accrual of our portion of the estimated cost. In 2006 pre-tax income should not suffer the cost of retroactive payments. The lender to the ROVA Project withheld funds in an amount equal to the total amount claimed by Halifax County, which funds are normally available for distribution. In early 2006, the claim was resolved, and the county was paid from the withheld funds.

•	We expect higher depreciation, depletion and amortization expense in 2006 than in 2005 due to continued capital expenditures at our mines and an increase in the carrying value of our capitalized asset retirement costs.

•	In 2005, we did not pay, but did accrue about $1.0 million of the CBF’s 2005 assessment which amount was paid in early 2006 thereby increasing cash costs in 2006 compared to 2005. Our cash payments for this obligation are expected to decrease about $0.8 million in 2006 as compared to 2005, in part because we have now fully paid this assessment. See Notes 9 and 21 to the Consolidated Financial Statements for additional information.

•	During 2005 and 2006, we have continued implementation of a corporate-wide computer system to enhance our accounting, reporting and analysis capability. The total investment at year-end 2005 was approximately $6.4 million. We expect that the system will produce efficiencies and reduce costs associated with our current, separate systems.

•	In 2000, we adopted a long-term incentive plan to promote the successful implementation of our strategic plan and link the compensation of our key managers to the appreciation in the price of our common stock. The Board of Directors’ Compensation & Benefits Committee granted awards under this long-term incentive plan with a variable value in 2000, 2001, 2002 and 2004. There was a reduction of expense of $0.9 million for these awards in 2005 due to a reduction of the previous estimate of the obligations. We are not able to predict the variable expense for these awards in 2006.

•	New accounting rules require that we expense the value of stock options over their vesting periods, beginning in the first quarter of 2006. We have not determined the impact of this new requirement for new stock option awards. The cost of expensing existing stock option grants will be minimal. We accelerated vesting of all stock appreciation rights at the end of 2005, resulting in an additional expense of $0.2 million. This decision will reduce future expense.

               Significant Factors Affecting Our Liquidity

               The matters discussed above focus on anticipated differences between 2005 and 2006. A number of non-recurring events significantly influenced our 2005 results. Our operational performance, our financial results, and our liquidity may also be affected by all of the other matters discussed in this Annual Report on Amendment No. 1 to Form 10-K, including the legal proceedings discussed in Item 3 and the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Primarily because of our size and the multitude of issues related to our transition from an eastern underground producer of coal, to a western niche surface producer with significant reliance on independent power operations, we have been subject to the impact of many matters.

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

Results of Operations
2005 Compared to 2004

               Coal Operations. Coal revenues increased from 2004 primarily as a result of a 1.0 million increase in tons sold and because of higher prices, including a one-time “catch-up” payment of $2.4 million received in the first quarter of 2005 for past cost increases for commodities. As discussed in the Liquidity Outlook section of this Amendment No. 1 to Form 10-K under Jewett Mine Supply Contract, payments of $4.9 million related to the first nine months of 2005 were recorded as revenue in the fourth quarter as performance obligations were completed and payments were received from the customer. The increase in tons sold in 2005 came from new or extended sales contracts at the Rosebud mine as well as increases at the Jewett and Absaloka Mines. Cost of sales increased in 2005 compared to 2004 primarily as a result of increased tons produced, higher commodity prices (for diesel fuel, electricity and explosives) and higher stripping ratios. Very difficult mining conditions and unusually heavy rainfall increased costs at the Beulah Mine in 2005. The 2004 revenue includes the $16.3 million Colstrip 1&2 arbitration award for the price reopener with the owners of Colstrip Units 1&2 for coal shipped from July 30, 2001 to May 31, 2004. Production taxes and royalties on those revenues totaled $5.1 million. Costs at the Jewett Mine in 2004 included unplanned repairs to a primary dragline combined with significant weather related production interruptions.

               The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods for actual results as reported and on a pro forma basis (which excludes the portion of the Colstrip arbitration award which relates to periods prior to 2004):

	Year Ended

	Actual			Pro forma

	2005	2004	Change	2004	Change*

	(As restated)
Revenues – thousands	$361,017	$319,648	13%	$306,621	18%

Volumes – millions of equivalent coal tons	30.0	29.0	3%

Cost of sales – thousands	$288,728	$249,131	16%	$244,948	18%

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

               Costs and Expenses. Depreciation, depletion and amortization (as restated, note 2) increased to $21.6 million in 2005 compared to $18.4 million in 2004. The increase is primarily related to increased coal production, increased capital expenditures at the mines for both continued mine development and the replacement of mining equipment, and increased amortization of capitalized asset retirement costs.

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

               Heritage health benefit expenses, exclusive of the cumulative effect of change in accounting principle associated with workers’ compensation, were $5.6 million lower in 2005 compared to 2004 due primarily to three factors as follows:

•	Costs for pneumoconiosis (black lung) benefits were $1.6 million in 2004, but primarily because of reduced actuarial projections a credit of $3.1 million was recorded in 2005.

•	Workers’ compensation expense was $0.9 million less than in 2004 with the conclusion of the case audits discussed below.

•	Costs for the CBF were $0.8 million less than in 2004 as a result of factors discussed more fully in Note 21 to the Consolidated Financial Statements.

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

               Current income tax expense in both 2005 and 2004 relates to obligations for State income taxes, including the $2.1 million expense recorded for tax assessments for prior years in North Carolina, and Federal alternative minimum tax.

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

               The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Year Ended

	2004	2003	Change

	(As restated)
Revenues – thousands	$319,648	$294,892	8%

Volumes – millions of equivalent coal tons	29.0	27.8	4%

Cost of sales – thousands	$249,131	$228,369	9%

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

               Costs and Expenses. Depreciation, depletion and amortization (as restated, note 2) increased to $18.4 million in 2004 compared to $15.5 million in 2003, primarily because we increased capital expenditures at the mines for both continued mine development and the replacement of mining equipment and because increased depreciation resulted from the increase in production levels. There was also higher amortization due to an increase in capitalized asset retirement costs.

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

               New Accounting Pronouncements

               Please refer to the new accounting pronouncements discussed in Note 1 to the Consolidated Financial Statements.

ITEM 7A	—	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

               The carrying value and estimated fair value of the Company’s long-term debt with fixed interest rates at December 31, 2005 were $88.3 million and $94.8 million, respectively.

ITEM 8	—	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Westmoreland Coal Company and Subsidiaries Consolidated Balance Sheets

	December 31,

	2005	2004
	(As Restated, note 2)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$11,216	$11,125
Receivables:
Trade	29,138	24,891
Other	7,330	2,135

	36,468	27,026
Inventories	17,576	14,952
Deferred overburden removal costs	14,090	12,034
Other current assets	4,816	6,239

Total current assets	84,166	71,376

Property, plant and equipment:
Land and mineral rights	77,591	77,834
Capitalized asset retirement costs	122,561	111,861
Plant and equipment	127,063	110,196

	327,215	299,891
Less accumulated depreciation, depletion and amortization	116,058	95,334

Net property, plant and equipment	211,157	204,557
Investment in independent power projects	50,869	48,337
Excess of trust assets over pneumoconiosis benefit obligation	7,463	4,463
Restricted cash and bond collateral	34,563	32,682
Advance coal royalties	3,874	3,521
Deferred overburden removal costs	2,717	3,910
Reclamation deposits	58,823	55,561
Contractual third party reclamation obligations	31,615	24,998
Other assets	10,624	13,325

Total Assets	$495,871	$462,730

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Balance Sheets (Continued)

	December 31,

	2005	2004
	(As Restated, note 2)
	(In thousands)
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$12,437	$11,819
Accounts payable and accrued expenses:
Trade	33,307	24,769
Deferred revenue - current	583	-
Income taxes	2,293	71
Production taxes	19,609	18,316
Workers' compensation	949	1,288
Postretirement medical costs	17,160	16,437
Asset retirement obligations	17,890	5,284

Total current liabilities	104,228	77,984

Long-term debt, less current installments	94,306	105,440
Revolving lines of credit	5,500	-
Workers' compensation, less current portion	8,394	9,646

Postretirement medical costs, less current portion	124,746	117,792
Pension and SERP costs	16,171	10,637
Deferred revenue - less current portion	1,251	-
Asset retirement obligations, less current portion	140,517	129,064
Other liabilities	6,810	11,268
Minority interest	4,140	4,270
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 205,083 shares at
December 31, 2005 and 2004	205	205
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 8,413,312 shares at
December 31, 2005 and 8,168,601 shares
at December 31, 2004	21,033	20,421
Other paid-in capital	75,344	73,143
Accumulated other comprehensive loss	(11,409)	(8,529)
Accumulated deficit	(95,365)	(88,611)

Total shareholders' equity	(10,192)	(3,371)

Total Liabilities and Shareholders' Equity	$495,871	$462,730

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statements of Operations

	Years Ended December 31,

	2005	2004	2003
	(As Restated, note 2)
	(In thousands)
Revenues:
Coal	$361,017	$319,648	$294,892
Independent power projects - equity in earnings	12,727	12,741	15,824

	373,744	332,389	310,716

Cost and expenses:
Cost of sales - coal	288,728	249,131	228,369
Depreciation, depletion and amortization	21,603	18,409	15,472
Selling and administrative	35,103	30,852	33,386
Heritage health benefit expenses	27,524	33,113	29,922
Loss (gain) on sales of assets	67	(77)	(645)

	373,025	331,428	306,504

Operating income from continuing operations	719	961	4,212
Other income (expense):
Interest expense	(10,948)	(10,966)	(10,804)
Interest income	3,523	3,811	1,952
Minority interest	(950)	(1,154)	(773)
Other income	1,727	997	1,169

	(6,648)	(7,312)	(8,456)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(5,929)	(6,351)	(4,244)
Income tax benefit (expense) from continuing operations	(2,667)	(896)	1,132

Loss from continuing operations before cumulative effect of change in accounting principle	(8,596)	(7,247)	(3,112)
Discontinued operations:
Loss from operations of discontinued terminal segment	-	-	(988)
Gain on sale of discontinued terminal segment	-	-	4,509
Income tax expense	-	-	(1,408)

Income from discontinued operations	-	-	2,113

Net loss before cumulative effect of change in accounting principle	(8,596)	(7,247)	(999)

Cumulative effect of change in accounting principle	2,662	-	(22)

Net loss	(5,934)	(7,247)	(1,021)
Less preferred stock dividend requirements	1,744	1,744	1,752

Net loss applicable to common shareholders	$(7,678)	$(8,991)	$(2,773)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statements of Operations (Continued)

	Years Ended December 31,

	2005	2004	2003
	(As Restated, note 2)
	(in thousands, except per share data)
Net loss per share applicable to common shareholders before cumulative effect of change in accounting principle:
Basic	$(1.25)	$(1.11)	$(0.35)
Diluted	$(1.25)	$(1.11)	$(0.35)
Income per share applicable to common shareholders from cumulative effect of change in accounting principle:
Basic	0.32	-	-
Diluted	0.30	-	-
Net loss per share applicable to common shareholders:
Basic	$(0.93)	$(1.11)	$(0.36)
Diluted	$(0.93)	$(1.11)	$(0.36)

Pro forma amounts assuming the change in accounting for workers' compensation is applied retroactively:
Net loss applicable to common shareholders		$(8,167)	$(2,347)
Net loss per share applicable to common shareholders:
Basic		$(1.01)	$(0.30)
Diluted		$(1.01)	$(0.30)

Weighted average number of common shares outstanding - basic	8,280	8,099	7,799
Weighted average number of common shares outstanding - diluted	8,868	8,662	8,338

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statements of Shareholders' Equity and Comprehensive Loss Years Ended December 31, 2003, 2004, and 2005

	Class A Convertible Exchangeable Preferred Stock	Common Stock	Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity

	(In thousands)
Balance at December 31, 2002 (206,833 preferred and 7,711,379 common shares outstanding), as restated (note 2)	$ 207	$ 19,278	$ 69,759	$ (8,502)	$ (79,030)	$ 1,712
Common stock issued as compensation (131,087 shares)	-	327	1,524	-	-	1,851
Common stock options exercised (114,700 shares)	-	288	120	-	-	408
Repurchase and retirement of preferred shares (1,750 shares)	(2)	-	(211)	-	-	(213)
Dividends declared	-	-	-	-	(575)	(575)
Net loss, as restated (note 2)	-	-	-	-	(1,021)	(1,021)
Minimum pension liability	-	-	-	(1,220)	-	(1,220)
Net unrealized gain on interest rate swap agreement	-	-	-	1,475	-	1,475

Comprehensive loss, as restated (note 2)						(766)

Balance at December 31, 2003 (205,083 preferred and 7,957,166 common shares outstanding), as restated (note 2)	205	19,893	71,192	(8,247)	(80,626)	2,417
Common stock issued as compensation (80,135 shares)	-	200	1,417	-	-	1,617
Common stock options exercised (131,300 shares)	-	328	534	-	-	862
Dividends declared	-	-	-	-	(738)	(738)
Net loss, as restated (note 2)	-	-	-	-	(7,247)	(7,247)
Minimum pension liability	-	-	-	(1,222)	-	(1,222)
Net unrealized gain on interest rate swap agreement	-	-	-	940	-	940

Comprehensive loss, as restated (note 2)						(7,529)

Balance at December 31, 2004 (205,083 preferred and 8,168,601 common shares outstanding), as restated (note 2)	205	20,421	73,143	(8,529)	(88,611)	(3,371)
Common stock issued as compensation (72,863 shares)	-	183	1,536	-	-	1,719
Common stock options exercised (171,848 shares)	-	429	665	-	-	1,094
Dividends declared	-	-	-	-	(820)	(820)
Net loss, as restated (note 2)	-	-	-	-	(5,934)	(5,934)
Minimum pension liability	-	-	-	(3,388)	-	(3,388)
Net unrealized gain on interest rate swap agreement	-	-	-	508	-	508

Comprehensive loss, as restated (note 2)						(8,814)

Balance at December 31, 2005 (205,083 preferred and 8,413,312 common shares outstanding), as restated (note 2)	$ 205	$ 21,033	$ 75,344	$ (11,409)	$ (95,365)	$ (10,192)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statements of Cash Flows

	Years Ended December 31,

	2005	2004	2003
	(As Restated, note 2)
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,934)	$(7,247)	$(1,021)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of independent power projects	(12,727)	(12,741)	(15,824)
Cash distributions from independent power projects	10,702	3,227	11,629
Depreciation, depletion and amortization	21,603	18,409	15,472
Stock compensation expense	1,719	1,617	1,851
Losses (gains) on sales of assets	67	(77)	(5,154)
Minority interest	950	1,154	773
Cumulative effect of change in accounting principle	(2,662)	-	(22)
Changes in assets and liabilities:
Receivables, net	(7,891)	(66)	(300)
Inventories	(2,624)	(663)	(271)
Excess of trust assets over pneumoconiosis benefit obligation	(3,000)	1,771	1,431
Accounts payable and accrued expenses	11,748	561	1,343
Income taxes payable	2,222	71	(594)
Accrual for workers' compensation	1,071	1,456	(1,262)
Accrual for postretirement medical costs	7,566	3,461	13,645
1974 UMWA Pension Plan obligations	-	(250)	(7,785)
Other assets and liabilities	5,949	(1,193)	10,843

Net cash provided by operating activities	28,759	9,490	24,754

Cash flows from investing activities:
Additions to property, plant and equipment	(18,344)	(18,324)	(13,240)
Change in restricted cash and bond collateral	(5,143)	(10,488)	(10,984)
Net proceeds from sales of assets	641	311	6,970

Net cash used in investing activities	(22,846)	(28,501)	(17,254)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	1,712	34,104	9,373
Repayment of long-term debt	(12,228)	(11,679)	(14,561)
Net borrowings (repayments) of revolving lines of credit	5,500	(500)	(1,500)
Repurchase of preferred shares	-	-	(213)
Dividends paid to minority shareholders of subsidiary	(1,080)	(1,180)	(1,010)
Exercise of stock options	1,094	862	408
Dividends on preferred shares	(820)	(738)	(575)

Net cash provided by (used in) financing activities	(5,822)	20,869	(8,078)

Net increase (decrease) in cash and cash equivalents	91	1,858	(578)
Cash and cash equivalents, beginning of year	11,125	9,267	9,845

Cash and cash equivalents, end of year	$11,216	$11,125	$9,267

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10,056	$9,629	$9,814
Income taxes	446	552	737
See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

               The Company’s principal activities, all conducted within the United States, are: (i) the production and sale of coal from surface mines in Montana, North Dakota and Texas; and (ii) the development, ownership and management of interests in cogeneration and other non-regulated independent power plants. Prior to the sale of the Company’s interest in Dominion Terminal Associates (“DTA”), which was effective as of June 30, 2003, the Company was also engaged in the leasing of capacity at that coal storage and vessel loading facility. As described in Note 19, the Company’s share of DTA’s activities has been classified as discontinued operations in the Consolidated Statements of Operations.

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

               Finally, in evaluating the valuation allowance related to the Company’s deferred tax assets, the Company takes into account various factors, including the expected level of future taxable income and available tax planning strategies. If actual results differ from the assumptions made in the evaluation of our valuation allowance, we may record a change in the valuation allowance through income tax expense (benefit) in the period such determination is made.

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

Income Taxes

               The Company accounts for deferred income taxes using the asset and liability method. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Company’s financial statements based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company establishes a valuation allowance against all net deferred tax assets to the extent the Company believes that it is more likely than not that it will not realize the net deferred tax assets.

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

               Effective January 1, 2005, Westmoreland changed its method of accounting for workers’ compensation. Under the new method, the liability is recorded on a discounted basis. The gross obligation is actuarially determined using various assumptions including a future health care trend rate of 10% declining to 5% in 2011. A risk-free interest rate (4.5% at December 31, 2005) is then used to present value the obligation. Westmoreland believes this change is preferable since it aligns the accounting of workers’ compensation liabilities with the Company’s other long-term employee benefit obligations, which are recorded on a discounted basis. In addition, these obligations have settled into a predictable payment pattern. The change decreased the workers’ compensation liability by $2.7 million. If this change were applied retroactively the loss for 2004 would have decreased by $1.0 million and the loss for 2003 would have decreased $1.4 million.

Asset Retirement Obligations

               SFAS No. 143, which was adopted by the Company on January 1, 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s asset retirement obligation (“ARO”) liabilities primarily consist of estimated costs related to reclaiming surface land and support facilities at our mines in accordance with federal and state reclamation laws as defined by each mining permit. See Note 4 below for specific information.

Reclamation, Reclamation Deposits and Contractual Third Party Reclamation Obligations

               Certain of the Company’s customers have either agreed to reimburse the Company for reclamation expenditures as they are incurred or have pre-funded a portion of the expected reclamation costs. These funds will serve as sources for use in final reclamation activities.

Financial Instruments

               Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the balance sheets approximate the fair value of these instruments due to the short duration to maturities. The fair value of long-term debt is based on the interest rates available to the Company for debt with similar terms and maturities.

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

               In June 2005, the FASB ratified a modification to the consensus reached by the Emerging Issues Task Force in EITF 04-06 “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” The EITF clarified that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Task Force noted that the consensus does not address the accounting for stripping costs incurred during the pre-production phase of a mine. In addition, the consensus in this issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The effect of initially applying this consensus should be accounted for in a manner similar to a cumulative effect adjustment with any adjustment recognized in the opening balance of retained earnings in the year of adoption. When the Company adopts EITF 04-6 on January 1, 2006, it is anticipated that substantially all of the $16.8 million on the balance sheet at December 31, 2005 will be removed and reclassified as a cumulative effect adjustment reducing beginning retained earnings as required by this pronouncement. Adoption of EITF 04-6 will have no impact on the Company’s cash position.

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

               As a result the Company will adopt SFAS No. 123R on January 1, 2006, using the modified prospective application. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that are outstanding as of January 1, 2006, based on the fair value at date of grant as calculated for the pro forma disclosures under SFAS No. 123, will be recognized ratably over the remaining vesting period. Additionally, SFAS No. 123R requires that any tax benefits, arising from compensation deductions that are different than recognized compensation expense, to be reported as a financing cash flow, rather than as an operating cash flow as required under current rules. Compensation expense in the periods following adoption of SFAS No. 123R may differ from our pro forma disclosure under SFAS No. 123, based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors.

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

2.	RESTATEMENT

               The Company is filing herein an amendment to its 2005 Annual Report on Form 10-K to restate its consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, and selected financial information for the years 2001 to 2005. The consolidated balance sheets and statements of operations have been restated to correct errors in the Company’s accounting for income taxes and in its accounting for asset retirement obligations and the classification of restricted cash. The restatement adjustments had no effect on the cash flows of the Company for any of the periods presented.

               State Income Tax Expense

               During the process of preparing financial statements for the first quarter of 2006, the Company reviewed its accounting practices with respect to income taxes and determined that its accounting for income taxes was not in compliance with Financial Accounting Standards Board Standard No. 109, “Accounting for Income Taxes”. We discovered an error in our tax provision for 2005 relating to a $2.1 million provision for a North Carolina state income tax assessment, which had originally been recorded in the third quarter of 2005. The provision was inadvertently omitted from the calculation of the full-year 2005 income tax expense. The error resulted in an understatement of income tax expense and net loss for the year ended December 31, 2005 of $2.1 million.

Valuation Allowance for Deferred Tax Assets

               As a result of the identification of this state income tax error, the Company, in conjunction with its external tax advisors, completed a review of its accounting for income taxes for 2005 and prior years. This included a review of the calculations and assumptions originally used in estimating the amount of benefit expected to be derived from the utilization of its net operating loss carryforwards, alternative minimum tax (“AMT”) credit carryforwards, and net deductible temporary differences.

               In connection with this review, the Company has determined that such tax benefits should have been evaluated for utilization assuming the Company will be subject to the alternative minimum tax system, rather than the regular income tax system, for the foreseeable future. The Company believes it will be taxed under the alternative minimum tax system for the foreseeable future due to significant statutory tax depletion in excess of book depletion expected to be generated by its mining operations. As a result, the Company has determined that a valuation allowance should have been recorded for all of its regular net operating loss carryforwards, since they are not available to reduce alternative minimum taxable income in the future. The Company has also determined that a full valuation allowance should have been recorded for all its alternative minimum tax credit carryforwards, since they are only available to offset future regular income taxes payable. In addition, the Company has determined that since its net deductible temporary differences will not reverse for the foreseeable future, a full valuation allowance should have been recorded for these deferred tax assets. These errors resulted in an overstatement of income tax benefit and an understatement of net loss of $12.4 million, $7.8 million and $9.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, including the income tax expense attributable to the cumulative effect of changes in accounting principles recorded in 2005 and 2003 of $1.1 million and $0.1 million, respectively.

               The purchase price allocation prepared in connection with the 2001 acquisition of Westmoreland Mining LLC (“WML”) included an allocation for the benefits expected to be derived from the Company’s existing deferred income tax assets, including the Company’s net operating loss carryforwards, using regular income tax rates. As a result of the Company’s determination that it should have evaluated utilization of such tax benefits assuming the Company will be subject to the alternative minimum tax for the foreseeable future, the Company retroactively adjusted the purchase price allocation for the WML acquisition.

               This adjustment resulted in the elimination of the $55.6 million net deferred income tax asset recognized as part of the purchase price allocation for the acquisition in 2001, with a corresponding increase in property, plant and equipment. The additional amount allocated to property, plant and equipment is being amortized over the life of the mines acquired, resulting in adjustments to previously reported depreciation, depletion and amortization expense in each period since the date of the acquisition. The error resulted in an understatement of depreciation, depletion and amortization expense and net loss of $3.7 million for each of the years ended December 31, 2005, 2004 and 2003.

Asset Retirement Obligations

               During 2005, the Company identified an error in the calculation of the asset retirement obligation for one of the Company’s mines. The error resulted in an overstatement of the asset retirement obligation, the related asset retirement asset, and the related contractual third party reclamation receivable. The error affected the amount of amortization recorded for the asset retirement asset in 2003, 2004 and 2005 and the amount of accretion of the asset retirement liability recorded in those years. Adjustments were recorded to correct the asset retirement liability at December 31, 2004, and the amount of amortization and accretion recorded in the fourth quarter of the year ended December 31, 2005, with a corresponding adjustment to the asset retirement assets for this mine. The financial statements are also being restated to reflect the known error in the amount of amortization and accretion expense recorded in the first three quarters of 2005 and in 2004 and 2003, which had not previously been recorded in the financial statements for those years. The error resulted in an overstatement (understatement) of amortization expense of ($0.2) million, $0.3 million, and $0.1 million, an overstatement of accretion expense of $1.3 million, $0.2 million and $0.1 million, and an overstatement of the net loss of $1.1 million, $0.5 million and $0.2 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

Revenue Recognition

               In connection with the restatement process, the Company also identified an error in the accounting treatment afforded certain payments received from one of its customers under an amendment to their coal supply agreement. The original agreement provided that the customer was responsible for its share of the final reclamation costs of the area of the mine from which the coal it purchased was produced. The amendment to the coal supply agreement entered into in 2003 provided that the customer was to pay the Company its share of these costs on a per ton basis as the coal was delivered. A portion of the payments received in 2005 and 2004 and subsequent to the amendment in 2003, were inadvertently recorded as revenue, with a corresponding increase in the associated asset retirement asset. The error resulted in an overstatement of revenue and an understatement of net loss of $0.9 million, $0.6 million, and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Classification of Restricted Cash

               Also in connection with the restatement process, the Company determined that restricted cash held in a debt service fund should have been classified as a non-current asset. The error resulted in an overstatement of restricted cash classified as a current asset and total current assets at December 31, 2005 and 2004 of $10.0 million and $9.8 million, respectively, with a corresponding understatement of restricted cash classified as a non-current asset.

The following table shows the adjustments to our originally filed consolidated statements of operations to correct the errors described above:

	For years ended December 31,
	2005	2004	2003

	(In thousands)
Net income applicable to common shareholders, as previously reported	$10,366	$2,716	$10,842
Decrease in income tax benefit as a result of the increase in valuation allowance for net deferred tax assets	(12,369)	(7,830)	(9,731)
Increase in income tax expense for North Carolina assessment	(2,130)	-	-
Increase in depreciation, depletion, and amortization as a result of retroactive adjustment to property, plant, and equipment acquired in WML acquisition	(3,707)	(3,707)	(3,707)
Decrease in cumulative effect of change in accounting for asset retirement obligations	-	-	(291)
Decrease in revenue as a result of adjustment related to payments received from customer	(946)	(643)	(94)
Decrease (increase) in amortization expense as a result of adjustments to asset retirement assets	(156)	304	144
Decrease in accretion expense as a result of adjustments to asset retirement obligations	1,264	169	64

Total adjustments	(18,044)	(11,707)	(13,615)

Net loss applicable to common shareholders, as restated	$(7,678)	$(8,991)	$(2,773)

The following table shows the impact of the restatement adjustments on our previously reported consolidated statements of operations for the years ended December 31, 2005, 2004, and 2003:

	Years ended December 31,
	2005		2004		2003

	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Consolidated Statement of Operations	(In thousands; except per share data)
Revenue	$374,690	$373,744	$333,032	$332,389	$310,810	$310,716
Cost and Expenses:
Cost of sales - coal	289,992	288,728	249,300	249,131	228,433	228,369
Depreciation, depletion, and amortization	17,740	21,603	15,006	18,409	11,909	15,472
Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(2,384)	(5,929)	(2,474)	(6,351)	(651)	(4,244)
Income tax benefit (expense) from continuing operations	12,987	(2,667)	6,934	(896)	10,971	1,132
Net income (loss) from continuing operations before cumulative effect of change in accounting principle	10,513	(8,596)	4,460	(7,247)	10,320	(3,112)
Cumulative effect of change in accounting principle	1,597	2,662	-	-	161	(22)
Net income (loss)	12,110	(5,934)	4,460	(7,247)	12,594	(1,021)
Net income (loss) applicable to common shareholders	10,366	(7,678)	2,716	(8,991)	10,842	(2,773)
Net income (loss) per share applicable to common shareholders before cumulative effect of change in accounting principle:
Basic earnings per share	$1.06	$(1.25)	$0.34	$(1.11)	$1.37	$(0.35)
Diluted earnings per share	0.99	(1.25)	0.31	(1.11)	1.28	(0.35)
Net income (loss) per share applicable to common shareholders:
Basic earnings per share	$1.25	$(0.93)	$0.34	$(1.11)	$1.39	$(0.36)
Diluted earnings per share	1.17	(0.93)	0.31	(1.11)	1.30	(0.36)

The following table shows the impact of the restatement adjustments on our previously reported consolidated balance sheets as of December 31, 2005 and 2004:

	December 31,
	2005		2004

	As previously reported	As restated	As previously reported	As restated

Consolidated Balance Sheet	(In thousands)

Other receivables	$7,330	$7,330	$2,848	$2,135
Restricted cash (current)	10,018	-	9,761	-
Deferred income taxes (current)	17,407	-	13,501	-
Total current assets	111,591	84,166	95,351	71,376
Property, plant, and equipment, net	173,040	211,157	168,628	204,557
Deferred income taxes (non-current)	81,413	-	71,195	-
Investment in independent power projects	50,894	50,869	48,565	48,337
Restricted cash (non-current)	24,545	34,563	22,921	32,682
Total assets	556,599	495,871	512,438	462,730

Accrued income taxes	163	2,293	71	71
Total current liabilities	102,098	104,228	77,984	77,984
Asset retirement obligation, less current portion	140,517	140,517	135,509	129,064

Accumulated other comprehensive loss	(6,845)	(11,409)	(5,117)	(8,529)
Accumulated deficit	(39,693)	(95,365)	(50,983)	(88,611)
Total shareholders' equity	52,666	(10,192)	39,892	(3,371)

Total liabilities and shareholders' equity	556,599	495,871	512,438	462,730

The following tables show the adjustments to our originally filed quarterly unaudited consolidated statements of operations for 2004 and 2005 to correct the errors described above:

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(In thousands)
Net income (loss) applicable to common shareholders, as previously reported	$6,305	$(3,974)	$(3,487)	$11,522	$10,366
Decrease in income tax benefit as a result of the increase in valuation allowance for net deferred tax assets	(2,847)	(1,558)	(3,171)	(4,793)	(12,369)
Increase in income tax expense for North Carolina assessment	-	-	-	(2,130)	(2,130)
Increase in depreciation, depletion, and amortization as a result of retroactive adjustment to property, plant, and equipment acquired in WML acquisition	(927)	(927)	(927)	(926)	(3,707)
Decrease in revenue as a result of adjustment related to payments received from customer	(236)	(237)	(236)	(237)	(946)
Increase in amortization expense as a result of adjustments to asset retirement assets	(39)	(39)	(39)	(39)	(156)
Decrease (increase) in accretion expense as a result of adjustments to asset retirement obligations	-	-	-	1,264	1,264

Total adjustments	(4,049)	(2,761)	(4,373)	(6,861)	(18,044)

Net income (loss) applicable to common shareholders, as restated	$2,256	$(6,735)	$(7,860)	$4,661	$(7,678)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(In thousands)
Net income (loss) applicable to common shareholders, as previously reported	$2,100	$4,389	$787	$(4,560)	$2,716
Decrease in income tax benefit as a result of the increase in valuation allowance for net deferred tax assets	(1,035)	(2,320)	(1,874)	(2,601)	(7,830)
Increase in depreciation, depletion, and amortization as a result of retroactive adjustment to property, plant, and equipment acquired in WML acquisition	(926)	(927)	(927)	(927)	(3,707)
Decrease in revenue as a result of adjustment related to payments received from customer	(161)	(161)	(161)	(160)	(643)
Decrease in amortization expense as a result of adjustments to asset retirement assets	75	76	76	77	304
Decrease (increase) in accretion expense as a result of adjustments to asset retirement obligations	42	42	42	43	169

Total adjustments	(2,005)	(3,290)	(2,844)	(3,568)	(11,707)

Net income (loss) applicable to common shareholders, as restated	$95	$1,099	$(2,057)	$(8,128)	$(8,991)

The following tables show the impact of the restatement adjustments on our previously reported unaudited quarterly financial information for the year ended December 31, 2005:

	2005

	First quarter		Second quarter

	As previously reported	As restated	As previously reported	As restated

Consolidated Statement of Operations	(In thousands; except per share data)
Revenue	$91,268	$91,032	$89,160	$88,923
Cost and Expenses:
Cost of sales - coal	67,758	67,758	71,350	71,350
Depreciation, depletion, and amortization	4,499	5,465	4,507	5,473
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	2,724	1,522	(4,960)	(6,163)
Income tax benefit (expense) from continuing operations	2,420	(1,492)	1,422	(136)
Net income (loss) from continuing operations before cumulative effect of change in accounting principle	5,144	30	(3,538)	(6,299)
Cumulative effect of change in accounting principle	1,597	2,662	-	-
Net income (loss)	6,741	2,692	(3,538)	(6,299)
Net income (loss) applicable to common shareholders	6,305	2,256	(3,974)	(6,735)
Net income (loss) per share applicable to common shareholders before cumulative effect of change in accounting principle:
Basic earnings per share	$0.57	$(0.05)	$(0.48)	$(0.81)
Diluted earnings per share	0.53	(0.05)	(0.48)	(0.81)
Net income (loss) per share applicable to common shareholders:
Basic earnings per share	$0.77	$0.28	$(0.48)	$(0.81)
Diluted earnings per share	0.71	0.25	(0.48)	(0.81)

	2005

	Third quarter		Fourth quarter

	As previously reported	As restated	As previously reported	As restated

Consolidated Statement of Operations	(In thousands; except per share data)
Revenue	$96,059	$95,823	$98,203	$97,966
Cost and Expenses:
Cost of sales - coal	78,498	78,498	72,386	71,122
Depreciation, depletion, and amortization	4,559	5,525	4,175	5,140
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(4,854)	(6,056)	4,706	4,768
Income tax benefit (expense) from continuing operations	1,803	(1,368)	7,252	329
Net income (loss) from continuing operations before cumulative effect of change in accounting principle	(3,051)	(7,424)	11,958	5,097
Cumulative effect of change in accounting principle	-	-	-	-
Net income (loss)	(3,051)	(7,424)	11,958	5,097
Net income (loss) applicable to common shareholders	(3,487)	(7,860)	11,522	4,661
Net income (loss) per share applicable to common shareholders before cumulative effect of change in accounting principle:
Basic earnings per share	$(0.42)	$(0.95)	$1.38	$0.56
Diluted earnings per share	(0.42)	(0.95)	1.29	0.52
Net income (loss) per share applicable to common shareholders:
Basic earnings per share	$(0.42)	$(0.95)	$1.38	$0.56
Diluted earnings per share	(0.42)	(0.95)	1.29	0.52

The following tables show the impact of the restatement adjustments on our previously reported unaudited interim quarterly consolidated balance sheets for the year ended December 31, 2005:

	2005

	March 31,		June 30,

	As previously reported	As restated	As previously reported	As restated

	(In thousands)
Consolidated Balance Sheets

Other receivables	$3,766	$3,053	$7,248	$6,535
Restricted cash (current)	9,900	-	9,961	-
Total current assets	101,784	77,619	109,788	84,582
Deferred income taxes (current)	13,552	-	14,532	-
Property, plant, and equipment, net	168,857	203,584	171,121	204,645
Deferred income taxes (non-current)	74,122	-	74,766	-
Investment in independent power projects	49,050	48,899	52,574	52,475
Restricted cash (non-current)	23,006	32,906	23,653	33,614
Total assets	521,266	467,455	535,779	479,193

Accrued income taxes	501	501	518	518
Total current liabilities	80,483	80,483	90,404	90,404
Asset retirement obligation, less current portion	135,348	128,903	137,464	131,019

Accumulated other comprehensive loss	(5,001)	(8,336)	(4,923)	(8,206)
Accumulated deficit	(44,447)	(86,124)	(49,723)	(94,161)
Total shareholders' equity	47,487	121	43,057	(7,084)

Total liabilities and shareholders' equity	521,266	467,455	535,779	479,193

	2005

	September 30,

	As previously reported	As restated

	(In thousands)
Consolidated Balance Sheets

Other receivables	$5,500	$4,787
Restricted cash (current)	10,025	-
Total current assets	103,757	80,272
Deferred income taxes (current)	12,747	-
Property, plant, and equipment, net	169,703	202,025
Deferred income taxes (non-current)	79,781	-
Investment in independent power projects	48,586	48,528
Restricted cash (non-current)	23,985	34,010
Total assets	532,149	471,172

Accrued income taxes	1,749	1,749
Total current liabilities	95,798	95,798
Asset retirement obligation, less current portion	135,632	129,187

Accumulated other comprehensive loss	(4,862)	(8,104)
Accumulated deficit	(52,915)	(101,726)
Total shareholders' equity	40,640	(13,892)

Total liabilities and shareholders' equity	532,149	471,172

The following tables show the impact of the restatement adjustments on our previously reported unaudited quarterly financial information for the year ended December 31, 2004:

	2004

	First quarter		Second quarter

	As previously reported	As restated	As previously reported	As restated

Consolidated Statement of Operations	(In thousands; except per share data)
Revenue	$82,537	$82,376	$88,701	$88,540
Cost and Expenses:
Cost of sales - coal	60,203	60,161	66,115	66,073
Depreciation, depletion, and amortization	3,628	4,479	3,371	4,222
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	1,661	691	2,996	2,026
Income tax benefit (expense) from continuing operations	875	(160)	1,829	(491)
Net income (loss) from continuing operations before cumulative effect of change in accounting principle	2,536	531	4,825	1,535
Cumulative effect of change in accounting principle	-	-	-	-
Net income (loss)	2,536	531	4,825	1,535
Net income (loss) applicable to common shareholders	2,100	95	4,389	1,099
Net income (loss) per share applicable to common shareholders before cumulative effect of change in accounting principle:
Basic earnings per share	$0.26	$0.01	$0.54	$0.14
Diluted earnings per share	0.25	0.01	0.51	0.13
Net income (loss) per share applicable to common shareholders:
Basic earnings per share	$0.26	$0.01	$0.54	$0.14
Diluted earnings per share	0.25	0.01	0.51	0.13

	2004

	Third quarter		Fourth quarter

	As previously reported	As restated	As previously reported	As restated

Consolidated Statement of Operations	(In thousands; except per share data)
Revenue	$84,096	$83,935	$77,698	$77,538
Cost and Expenses:
Cost of sales - coal	63,624	63,582	59,358	59,315
Depreciation, depletion, and amortization	3,788	4,639	4,219	5,069
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(455)	(1,425)	(6,676)	(7,643)
Income tax benefit (expense) from continuing operations	1,678	(196)	2,552	(49)
Net income (loss) from continuing operations before cumulative effect of change in accounting principle	1,223	(1,621)	(4,124)	(7,692)
Cumulative effect of change in accounting principle	-	-	-	-
Net income (loss)	1,223	(1,621)	(4,124)	(7,692)
Net income (loss) applicable to common shareholders	787	(2,057)	(4,560)	(8,128)
Net income (loss) per share applicable to common shareholders before cumulative effect of change in accounting principle:
Basic earnings per share	$0.10	$(0.25)	$(0.56)	$(1.00)
Diluted earnings per share	0.09	(0.25)	(0.56)	(1.00)
Net income (loss) per share applicable to common shareholders:
Basic earnings per share	$0.10	$(0.25)	$(0.56)	$(1.00)
Diluted earnings per share	0.09	(0.25)	(0.56)	(1.00)

The following tables show the impact of the restatement adjustments on our previously reported unaudited interim quarterly consolidated balance sheets for the year ended December 31, 2004:

	2004

	March 31,		June 30,

	As previously reported	As restated	As previously reported	As restated

	(In thousands)
Consolidated Balance Sheets

Other receivables	$3,511	$3,143	$5,070	$4,702
Restricted cash (current)	9,274	-	9,845	-
Deferred income taxes (current)	13,274	-	12,604	-
Total current assets	107,292	84,376	109,953	87,136
Property, plant, and equipment, net	149,674	191,670	149,762	190,746
Deferred income taxes (non-current)	63,679	-	67,026	-
Investment in independent power projects	40,820	40,217	42,778	42,376
Restricted cash (non-current)	17,598	26,872	19,662	29,507
Total assets	482,188	446,260	493,111	453,695

Total current liabilities	82,433	82,433	79,805	79,805

Accumulated other comprehensive loss	(4,946)	(8,244)	(4,645)	(7,742)
Accumulated deficit	(52,333)	(80,259)	(47,672)	(78,888)
Total shareholders' equity	36,405	3,417	42,646	6,212

Total liabilities and shareholders' equity	482,188	446,260	493,111	453,695

	2004

	September 30,

	As previously reported	As restated

	(In thousands)
Consolidated Balance Sheet

Other receivables	$3,459	$3,091
Restricted cash (current)	9,722	-
Deferred income taxes (short-term)	14,227	-
Total current assets	97,884	73,567
Property, plant, and equipment, net	151,845	191,817
Deferred income taxes (long-term)	67,379	-
Investment in independent power projects	48,117	47,784
Restricted cash (non-current)	22,354	32,076
Total assets	491,961	449,626

Total current liabilities	84,780	84,780

Accumulated other comprehensive loss	(4,542)	(7,570)
Accumulated deficit	(46,654)	(80,714)
Total shareholders' equity	44,405	5,094

Total liabilities and shareholders' equity	491,961	449,626

3.	WESTMORELAND ENERGY, LLC

               Westmoreland Energy, LLC (“WELLC”), a wholly owned subsidiary of the Company, holds general and limited partner interests in partnerships which were formed to develop and own cogeneration and other non-regulated independent power plants. Equity interests in these partnerships range from 4.49 percent to 50 percent. As of December 31, 2005, WELLC held interests in three operating projects as listed and described in the summary below. The lenders to these projects have recourse only against these projects and the income and revenues there-from. The debt agreements contain various restrictive covenants including restrictions on making cash distributions to the partners, with which the partnerships are in compliance. The type of restrictions on making cash distributions to the partners vary from one project lender to another.

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

               We are currently in discussion with Dominion and LG&E in the hope that this dispute can be resolved on business terms acceptable to all parties.

4.	ASSET RETIREMENT OBLIGATION, RECLAMATION, RECLAMATION DEPOSITS AND CONTRACTUAL THIRD PARTY RECLAMATION OBLIGATIONS

               Changes in the Company’s asset retirement obligations during 2005 and 2004 (in thousands) were:

	2005	2004

	As Restated, note 2
Asset retirement obligation - beginning of year	$134,348	$120,445
Accretion	8,945	8,182
Settlements (final reclamation performed)	(2,944)	(5,321)
Gains on settlements	732	(187)
Changes due to amount and timing of reclamation	17,326	11,229

Asset retirement obligation - end of year	$158,407	$134,348

               As a result of the adoption of SFAS No. 143 in the first quarter of 2003, the Company recorded a loss of $22,000 (as restated, see note 2) for the cumulative effect of the change in accounting principle. The Company also reduced its recorded liability for mine reclamation from $159 million to $114 million as of January 1, 2003 and reduced the net book value of its property, plant and equipment from $189 million to $145 million on its Consolidated Balance Sheets as a result of the change from undiscounted to present values.

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

               Under the terms of the Series B Notes, WML is required to maintain a debt service reserve account equal to the principal and interest payments and certain fees scheduled to become due within the next six months. In addition, 25% of any “Surplus Cash Flow” (as such term is defined in the agreement) is applied to a prepayment account for repayment of the final $30 million of indebtedness and 75% of any Surplus Cash Flow is available to WML. WML may distribute such Surplus Cash Flow to the Company so long as no Event of Default or Potential Event of Default under the term loan agreement exists or is likely to result from the distribution. The quarterly distribution is in addition to a quarterly $500,000 management fee that WML pays the Company. At December 31, 2005, WML had funded $10.0 million in the debt service reserve account and $12.2 million in the long-term prepayment account, which is to be used to fund the $30.0 million payment due December 31, 2008 for the Series B Notes. Those funds have been classified as restricted cash in the consolidated balance sheet.

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

$112,243

Restricted Net Assets

               At December 31, 2005, the Company had approximately $66.9 million of net assets at our subsidiaries that were not available to be transferred to the Company in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries. In addition, the Company also had $49.9 million of net assets attributable to its investments in independent power projects that were also not available to be transferred to the Company.

6.	HERITAGE HEALTH BENEFIT EXPENSES

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

7.	WORKERS’COMPENSATION BENEFITS

               The Company was self-insured for workers’ compensation benefits prior to and through December 31, 1995. Beginning in 1996, the Company purchased third party insurance for new workers’ compensation claims. Based on updated actuarial and claims data, $2.5 million, $3.4 million, and $1.0 million were charged to operations in 2005, 2004 and 2003, respectively. There was a $2.7 million benefit (as restated, see note 2) recorded in 2005 for a change in accounting principle as more fully described in Note 1 above. The cash payments for workers’ compensation benefits were $1.3 million, $1.9 million and $2.3 million in 2005, 2004 and 2003, respectively.

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

               The discount rates used in determining the accumulated pneumoconiosis benefit obligation at December 31, 2005 and 2004 were 5.65% and 5.75%, respectively.

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

               The present value of our actuarially determined liability for postretirement medical costs increased over $14.0 million between December 31, 2004 and 2005, principally because of the decrease in discount rate and use of updated mortality tables. The discount rate is adjusted annually to reflect current settlement rates which are highly correlated with investment grade long-term bond yields.

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

Sensitivity of retiree welfare results (in thousands):

Effect of a one percentage point increase in assumed ultimate health care cost trend

— on total service and interest cost components	$1,828
— on postretirement benefit obligation	$32,142

Effect of a one percentage point decrease in
assumed ultimate health care cost trend

— on total service and interest cost components	$(1,543)
— on postretirement benefit obligation	$(27,121)

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

Multiemployer Plan (Combined Benefit Fund)

               The Company makes payments to the UMWA Combined Benefit Fund (“CBF”), which is a multiemployer health plan neither controlled nor administered by the Company. The CBF is designed to pay benefits to UMWA workers (and dependents) who retired prior to 1976. The Company is required by the Coal Act to make monthly premium payments into the CBF. These payments are based on the number of beneficiaries assigned to the Company, the Company’s UMWA employees who retired prior to 1976 and the Company’s pro-rata assigned share of UMWA retirees whose companies are no longer in business. The net present value of the Company’s future cash payments is estimated to be approximately $34.1 million at December 31, 2005. The nature of this legal obligation does not require a provision, so the Company expenses payments to the CBF when they are due. Payments are generally made on the due date. Payments in 2005, 2004 and 2003 were $3.6 million, $9.4 million and $5.3 million, respectively. As discussed elsewhere, the Company may recover excessive premium payments from past years. See Item 3 – Legal Proceedings and Note 21 to the Consolidated Financial Statements for additional information.

10.	RETIREMENT PLANS

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

               The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets for the years ended December 31, 2005 and 2004 and the amounts recognized in the Company’s financial statements for both the defined benefit pension and SERP Plans:

	Qualified Pension Benefits		SERP Benefits

December 31,	2005	2004	2005	2004

	(in thousands)
Assumptions:

Discount rate	5.70%	6.00%	5.70%	6.00%
Expected return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	4.20%	4.50%	4.20%	5.00%

Change in benefit obligation:

Net benefit obligation at beginning of year	$55,955	$47,777	$2,199	$1,963
Service cost	2,622	2,407	66	58
Interest cost	3,468	3,174	138	128
Actuarial loss	4,571	3,091	82	126
Gross benefits paid	(700)	(494)	(76)	(76)

Net benefit obligation at end of year	65,916	55,955	2,409	2,199

Change in plan assets:

Fair value of plan assets at beginning of year	39,103	32,848	-	-
Actual return on plan assets	2,527	3,318	-	-
Employer contributions	1,613	3,431	76	76
Gross benefits paid	(700)	(494)	(76)	(76)

Fair value of plan assets at end of year	42,543	39,103	-	-

Funded status at end of year	(23,373)	(16,852)	(2,409)	(2,199)
Unrecognized net actuarial (gain) loss	20,868	16,355	(95)	(177)
Unrecognized prior service cost	4	54	55	65
Accrued benefit cost	(2,501)	(443)	(2,449)	(2,311)

Amounts recognized in the accompanying balance sheet consist of:

Accrued benefit cost	(2,501)	(443)	(2,449)	(2,311)
Minimum pension liability	(11,297)	(7,959)	-	-

Net amount recognized at end of year	$(13,798)	$(8,402)	$(2,449)	$(2,311)

               The components of net periodic pension cost (benefit) are as follows:

	Qualified Pension Benefits			SERP Benefits

Year ended December 31,	2005	2004	2003	2005	2004	2003

	(in thousands)
Assumptions:

Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	4.50%	4.50%	4.50%	5.00%	5.00%	5.00%

Components of net periodic benefit cost

Service cost	$2,622	$2,407	$2,139	$66	$58	$59
Interest cost	3,468	3,174	2,839	138	128	127
Expected return on plan assets	(3,400)	(2,774)	(2,393)	-	-	-
Amortization of:
Transition asset	0	(4)	(6)	-	-	-
Prior service cost	50	50	50	10	10	84
Actuarial (gain) loss	930	851	803	-	(6)	(16)

Total net periodic pension cost	$3,670	$3,704	$3,432	$214	$190	$254

               The weighted-average asset allocation of the Company’s qualified pension trusts at December 31, 2005 and 2004 was as follows:

	Allocation of Plan Assets at December 31

	2005	2004	Target Allocation

Asset Category
Cash and equivalents	1%	0%	0%-25%
Equity securities	70%	70%	40%-75%
Debt securities	27%	28%	0%-50%
Other	2%	2%	0%-10%

Total	100%	100%

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

11.	INCOME TAXES

               Income tax expense attributable to net loss before income taxes consists of:

	2005	2004	2003
	As Restated

	(In thousands)
Current:
Federal	$144	$295	$25
State	2,523	601	251

	2,667	896	276
Deferred:
Federal	-	-	-
State	-	-	-

	-	-	-

Income tax expense	$2,667	$896	$276

               Income tax expense attributable to net loss before income taxes differed from the amounts computed by applying the statutory Federal income tax rate of 34% to pre-tax income as a result of the following:

	2005	2004	2003
	As Restated

	(In thousands)

Computed tax benefit at statutory rate	$(1,111)	$(2,159)	$(245)
Increase (decrease) in tax expense resulting from:
Tax depletion in excess of book	(2,816)	(1,923)	(1,704)
Minority interest adjustment	323	406	263
State income taxes, net	1,672	245	(109)
Change in valuation allowance for net deferred tax assets	5,363	4,333	2,276
Change in effective tax rate	(823)	-	-
Other, net	59	(6)	(205)

Income tax expense	$2,667	$896	$276

               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
	As Restated

	(In thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$63,334	$59,777
State net operating loss carryforwards	10,559	7,903
Alternative minimum tax credit carryforwards	3,026	2,902
Accruals for the following:
Workers' compensation	3,643	4,373
Postretirement benefit and pension obligations	57,027	54,518
Asset retirement obligations	21,138	19,531
Other accruals	6,280	5,759

Total gross deferred assets	165,007	154,763
Less valuation allowance	(115,362)	(108,644)

Net deferred tax assets	49,645	46,119

Deferred tax liabilities:
Investment in independent power projects	(15,123)	(13,023)
Property, plant and equipment, differences due to depreciation and amortization	(31,611)	(31,311)
Excess of trust assets over pneumoconiosis benefit obligation	(2,911)	(1,785)

Total gross deferred tax liabilities	(49,645)	(46,119)

Net deferred tax asset	$-	$-

               As of December 31, 2005, the Company has available Federal net operating loss carryforwards to reduce future regular taxable income which expire as follows:

Expiration Date	Regular Tax

2010	$45,297
2011	36,479
2012	449
2018	28
2019	88,429
after 2019	14,556

Total	$185,238

               Current tax expense results from federal alternative minimum taxes and estimated state income taxes payable.

               The Company has alternative minimum tax credit carryforwards of $3.0 million which are available indefinitely to offset future regular Federal taxes payable. For alternative minimum tax purposes, the Company has net operating loss carryforwards of approximately $15.1 million as of December 31, 2005. As of December 31, 2005, the Company also has available an estimated $14.5 million in net operating loss carryforwards in Colorado to reduce future taxable income.

12.	CAPITAL STOCK

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

               There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which Westmoreland is incorporated. Under Delaware law, Westmoreland is permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of Westmoreland’s two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $205,000 at December 31, 2005). The par value of all outstanding shares of preferred stock and shares of common stock aggregated $21.2 million at December 31, 2005. Upon completion of the restatement of its prior period financial statements, as described in this Amendment No. 1 to the 2005 Annual Report on Form 10-K, the Company is currently reporting a deficit in shareholders’ equity of $10.2 million. As a result, the Company is prohibited from paying preferred stock dividends in the future.

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

13.	INCENTIVE STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS

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

	2005	2004	2003
	(As Restated, note 2)

	(In thousands, except per share data)
Net income (loss) applicable to common shareholders:
As reported	$(7,678)	$(8,991)	$(2,773)
Pro forma	$(7,855)	$(9,739)	$(3,548)

Income (loss) per share applicable to common shareholders:
As reported, basic	$(0.93)	$(1.11)	$(0.36)
Pro forma, basic	$(0.95)	$(1.20)	$(0.45)
As reported, diluted	$(0.93)	$(1.11)	$(0.36)
Pro forma, diluted	$(0.95)	$(1.20)	$(0.45)

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

               During 2005 and 2004, the Company granted 246,100 and 178,927 stock appreciation rights (SARs), respectively to selected officers and managers. The exercise price of each SAR is equal to the fair value of a share of the Company’s common stock on the date of the grant. After the SARs have vested, the holders may exercise the SARs and be paid value in shares of common stock based on the increase in the value of the common stock between the grant date and the exercise date. On December 30, 2005 the Company accelerated the vesting of all unvested SARs, essentially all of which were in the money, resulting in additional expense of $0.5 million. This decision will reduce future expense. Based on the value of the Company’s common stock as of December 31, 2005, the value of the SARs was estimated to be $1.0 million, which would be equivalent to 44,321 shares.

               Information for 2005, 2004 and 2003 with respect to both the employee and director Plans is as follows:

	Issue Price Range	Stock Option Shares	Weighted Average Exercise Price

Outstanding at December 31, 2002	$ 2.63-18.19	998,050	$ 7.17
Granted in 2003	10.48-18.08	189,350	17.08
Exercised in 2003	2.81-12.86	(114,700)	3.56
Expired or forfeited in 2003	12.86-18.19	(23,300)	15.11

Outstanding at December 31, 2003	2.63-18.19	1,049,400	9.22
Granted in 2004	22.86	10,000	22.86
Exercised in 2004	2.81-18.19	(131,300)	6.58
Expired or forfeited in 2004	12.86	(2,100)	12.86

Outstanding at December 31, 2004	2.63-22.86	926,000	9.74
Granted in 2005	-	-	-
Exercised in 2005	2.63-18.19	(171,848)	6.36
Expired or forfeited in 2005	12.86-18.19	(36,202)	16.54

Outstanding at December 31, 2005	$ 2.81-22.86	717,950	$ 10.20

               Information about stock options outstanding as of December 31, 2005 is as follows:

Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 2.81-5.00	326,650	3.2	$ 2.95	326,650	$ 2.95
5.01-10.00	-	-	-	-	-
10.01-15.00	101,435	6.3	12.35	91,435	11.94
15.01-22.86	289,865	6.8	17.61	215,892	17.62

$ 2.81-22.86	717,950	5.1	$ 10.20	633,977	$ 9.33

14.	BUSINESS SEGMENT INFORMATION

               The Company’s operations have been classified into two segments: coal and independent power operations. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The independent power operations include the ownership of interests in cogeneration and other non-regulated independent power plants, and business development expenses. The “Corporate” classification noted in the tables represents all costs not otherwise classified, including corporate office expenses, and heritage health benefit expenses. Corporate assets consist primarily of cash, bonds and deposits required for Heritage Health Benefits. Summarized financial information by segment for 2005, 2004 and 2003 is as follows:

Year ended December 31, 2005

	Coal	Independent Power	Corporate	Total

	(As Restated, note 2)
	(In thousands)
Revenues:
Coal	$361,017	$-	$-	$361,017

Equity in earnings	-	12,727	-	12,727

	361,017	12,727	-	373,744
Costs and expenses:
Cost of sales – coal	288,728	-	-	288,728

Depreciation, depletion and amortization	21,316	24	263	21,603
Selling and administrative	22,286	1,956	10,861	35,103

Heritage health benefit expenses	-	-	27,524	27,524
Loss on sales of assets	177	-	(110)	67

Operating income (loss) from continuing operations	$28,510	$10,747	$(38,538)	$719

Capital expenditures	$18,214	$52	$78	$18,344

Total assets	$417,325	$38,508	$40,038	$495,871

Year ended December 31, 2004

	Coal	Independent Power	Corporate	Total

	(As Restated, note 2)
	(In thousands)
Revenues:
Coal	$319,648	$-	$-	$319,648

Equity in earnings	-	12,741	-	12,741

	319,648	12,741	-	332,389
Costs and expenses:
Cost of sales – coal	249,131	-	-	249,131

Depreciation, depletion and amortization	18,244	19	146	18,409
Selling and administrative	19,021	981	10,850	30,852

Heritage health benefit expenses	-	-	33,113	33,113
Gain on sales of assets	(77)	-	-	(77)

Operating income (loss) from continuing operations	$33,329	$11,741	$(44,109)	$961

Capital expenditures	$17,710	$47	$567	$18,324

Total assets	$383,280	$35,303	$44,147	$462,730

Year ended December 31, 2003

	Coal	Independent Power	Corporate	Total

	(As Restated, note 2)
	(In thousands)
Revenues:
Coal	$294,892	$-	$-	$294,892

Equity in earnings	-	15,824	-	15,824

	294,892	15,824	-	310,716
Costs and expenses:
Cost of sales – coal	228,369	-	-	228,369

Depreciation, depletion and amortization	15,324	22	126	15,472
Selling and administrative	23,626	1,013	8,747	33,386

Heritage health benefit expenses	-	-	29,922	29,922
Gain on sales of assets	(194)	-	(451)	(645)

Operating income (loss) from continuing operations	$27,767	$14,789	$(38,344)	$4,212

Capital expenditures	$13,110	$1	$129	$13,240

Total assets	$356,639	$24,556	$42,891	$424,086

               The Company derives its coal revenues from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of total revenue is summarized as follows:

	2005	2004	2003
		(in thousands)
Customer A	$ 111,224	$ 83,196	$ 99,688
Customer B	75,750	70,909	70,431
Customer C	39,146	50,951	28,681

Percentage of total revenue	61%	62%	64%

15.	COMPREHENSIVE INCOME

               The ROVA partnership is party to an interest rate swap agreement on the long-term debt relating to the Roanoke Valley I independent power project. The Company’s interest in the ROVA partnership is accounted for under the equity method of accounting. The Company has reflected the difference between its 50% share of the fair value of this interest rate swap agreement and its carrying value as a separate component of shareholders’ equity. The swap agreement exchanged variable interest rates on a notional amount of debt for a fixed rate. Because market interest rates have declined below those provided for in the swap agreement, the fair value of the swap agreement has decreased. The unrealized loss attributable to the change in the fair value of the interest rate swap, accounted for as a hedge, is a component of the Company’s total comprehensive income. If interest rates remain at their current levels, the Company will recognize its share of the loss in future periods as a reduction in equity in earnings of independent power projects.

               During 2005, 2004 and 2003, the Company also recognized an additional minimum pension liability as a result of the accumulated pension benefit obligation exceeding the fair value of pension plan assets at these dates. This additional minimum liability is shown as a separate component of shareholders’ equity, and totaled $3.4 million, $1.2 million and $1.2 million (all as restated, note 2) in 2005, 2004, and 2003, respectively.

16.	EARNINGS PER SHARE

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

               The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS):

	2005	2004	2003

	(in thousands of shares)
Weighted average number of common shares outstanding:
Basic	8,280	8,099	7,799
Effect of dilutive instruments	588	563	539

Diluted	8,868	8,662	8,338

Number of shares not included in dilutive EPS that would have been antidilutive because the exercise or conversion price was greater than the average market price of the common shares.	-	10	374

17.	RESTRICTED NET ASSETS OF WESTMORELAND MINING LLC

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

               During the years ended December 31, 2005, 2004 and 2003, WML paid dividends and management fees to Westmoreland of $2.3 million, $11.9 million and $14.7 million, respectively. In addition, WML paid Westmoreland $9.1 million in 2005 and $19.3 million in 2004 to reduce its inter-company payable.

               The following are the condensed consolidated financial statements of WML and its subsidiaries as of and for the years ended December 31, 2005 and 2004 (in thousands):

Condensed Consolidated Balance Sheets
	December 31,

	2005	2004
	As Restated, note 2
Cash and cash equivalents	$2,999	$4,627
Accounts receivable, net	31,954	22,400
Deferred overburden removal costs	16,807	15,944
Other current assets	20,422	18,911
Property, plant and equipment, net	181,762	176,260
Restricted cash	23,376	21,874
Reclamation deposits	58,823	55,561
Contractual third party reclamation obligations	24,811	17,565
Deferred income tax assets	-	2,633
Other assets	7,223	9,469

Total Assets	$368,177	$345,244

Accounts payable and accrued expenses	$39,979	$33,181
Payable to parent	2,988	10,000
Long-term debt and line of credit	106,743	117,259
Asset retirement obligations	149,840	126,295
Deferred income tax liability	67	-
Other liabilities	14,068	11,735
Member's equity	54,492	46,774

Total Liabilities and Member's Equity	$368,177	$345,244

Condensed Consolidated Statements of Operations

	Year Ended December 31,

	2005	2004
	As Restated, note 2
Coal revenues	$301,514	$265,003
Cost of sales – coal	(239,597)	(204,569)
Depreciation and amortization expense	(19,214)	(16,009)
Selling and administrative expense	(21,955)	(19,061)
Management fees to parent	(2,000)	(2,000)

Operating income	18,748	23,364
Interest expense	(10,483)	(10,545)
Interest and other income	3,080	3,087

Income before income taxes and cumulative effect of change in accounting principle	11,345	15,906
Income tax expense	(3,327)	(5,027)

Net income	$8,018	$10,879

Condensed Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004
	As Restated, note 2
Net income	$8,018	$10,879
Depreciation and amortization expense	19,214	16,009
Deferred income tax expense (benefit)	2,701	(2,747)
Changes in operating assets and liabilities	(1,381)	(13,094)

Cash provided by operating activities	28,552	11,047
Fixed asset additions	(15,026)	(16,067)
Increase in restricted cash	(4,764)	(7,222)
Proceeds from asset sales	426	302

Cash used in investing activities	(19,364)	(22,987)
Proceeds from borrowings of long-term debt	1,462	34,106
Repayment of long-term debt	(11,978)	(11,679)
Dividends to parent	(300)	(9,913)

Cash used in financing activities	(10,816)	12,514

Net increase in cash and cash equivalents	(1,628)	574
Cash and cash equivalents, beginning of year	4,627	4,053

Cash and cash equivalents, end of year	$2,999	$4,627

18.	TRANSACTIONS WITH AFFILIATED COMPANIES

               WRI has a coal mining contract with WGI, its 20% stockholder. Mining costs incurred under the contract were $22.7 million, $22.3 million and $20.5 million in 2005, 2004 and 2003, respectively.

19.	INVESTMENT IN DOMINION TERMINAL ASSOCIATES (DTA)

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

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

               As described in Note 1 above, effective January 1, 2005 the Company changed its method of accounting for its workers compensation obligation to report the obligation on a discounted basis. The previously reported amounts reflected in the quarterly reports Form 10-Q’s were prepared on an undiscounted basis. The effect of this change, including the cumulative effect recorded in the quarter ended March 31, 2005, was to increase net income and diluted net income per share for the quarter ended March 31, 2005 by $2.6 million and $0.30, respectively and to increase net loss for each of the quarters ended June 30, 2005 and September 30, 2005 by approximately $0.1 million with no impact on net loss per share. Summarized quarterly financial data for 2005 and 2004 are as follows:

	Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31
	As Restated, note 2
	(In thousands except per share data)
2005
Revenues	$91,032	$88,923	$95,823	$97,966
Costs and expenses	87,308	93,364	100,205	92,148

Operating income (loss)	3,724	(4,441)	(4,382)	5,818
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	1,522	(6,163)	(6,056)	4,768
Income tax benefit (expense)	(1,492)	(136)	(1,368)	329
Cumulative effect of change in accounting principle	2,662	-	-	-
Net income (loss)	2,692	(6,299)	(7,424)	5,097
Less preferred stock dividend requirements	436	436	436	436

Net income (loss) applicable to common shareholders	$2,256	$(6,735)	$(7,860)	$4,661

Net income (loss) per share applicable to common shareholders:
Basic	$0.28	$(0.81)	$(0.95)	$0.56
Diluted	0.25	(0.81)	(0.95)	0.52

Weighted average number of common and common equivalent shares outstanding:
Basic	8,192	8,269	8,302	8,357
Diluted	8,874	8,269	8,302	8,909

	Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31
	As Restated, note 2
	(In thousands except per share data)
2004
Revenues	$82,376	$88,540	$83,935	$77,538
Costs and expenses	79,550	84,990	83,137	83,751

Operating income (loss)	2,826	3,550	798	(6,213)
Income (loss) before income taxes	691	2,026	(1,425)	(7,643)
Income tax (expense)	(160)	(491)	(196)	(49)
Net income (loss)	531	1,535	(1,621)	(7,692)
Less preferred stock dividend requirements	436	436	436	436

Net income (loss) applicable to common shareholders	$95	$1,099	$(2,057)	$(8,128)

Net income per share applicable to common shareholders:
Basic	$0.01	$0.14	$(0.25)	$(1.00)
Diluted	0.01	0.13	(0.25)	(1.00)

Weighted average number of common and common equivalent shares outstanding:
Basic	8,009	8,082	8,141	8,163
Diluted	8,503	8,590	8,710	8,163

21.	COMMITMENTS AND CONTINGENCIES

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

Royalty Claims

               The Company acquired WECO from Montana Power Company in 2001. WECO produces coal from the Rosebud Mine, which includes federal leases, a state lease and some privately owned leases near Colstrip, Montana. The Rosebud Mine supplies coal to the four units of the adjacent Colstrip Power Plant. In the late 1970‘s, a consortium of six utilities, including Montana Power, entered into negotiations with WECO for the long-term supply of coal to Units 3 and 4 of the Colstrip Plant, which would not be operational until 1984 and 1985, respectively. The parties could not reach agreement on all the relevant terms of the coal price and arbitration was commenced. The arbitration panel issued its opinion in 1980. As a result of the arbitration order, Western Energy and the Colstrip owners entered into a Coal Supply Agreement and a separate Coal Transportation Agreement. Under the Coal Supply Agreement, the Colstrip Owners pay a price for the coal F.O.B. mine. Under the Coal Transportation Agreement, the Colstrip Owners pay a separate fee for the transportation of the coal from the mine to Colstrip Units 3 and 4 on a conveyor belt that was designed and constructed by WECO and has been continuously operated and maintained by WECO.

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

               In 2003, the State of Montana Department of Revenue (“DOR”) assessed state taxes for years 1997 and 1998 on the transportation charges collected by WECO from the Colstrip 3 and 4 owners. The taxes are payable only if the transportation charges are considered payments for the production of coal. The DOR is relying upon the same arguments used by the MMS in its royalty claims. WECO has disputed the state tax claims. It is anticipated that the state tax claims will be resolved following the outcome of WECO’s appeal of the MMS royalty claims or subsequent proceedings in federal court. The total of the state tax claims through the end of 2003 was approximately $3.6 million. If this amount is payable it is subject to interest from the time the tax payment was due.

               The MMS has asserted two other royalty claims against WECO. In 2002, the MMS held that “take or pay” payments received by WECO during the period from October 1, 1991 to December 31, 1995 from two Colstrip 3 and 4 owners were subject to the federal royalty. The MMS is claiming that these “take or pay” payments are payments for the production of coal, notwithstanding that no coal was produced. WECO filed a notice of appeal with MMS on October 22, 2002, disputing this royalty demand. No ruling has yet been issued by MMS. The total amount of the royalty demand, including interest through August 2003, is approximately $2.7 million.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Westmoreland Coal Company:

We have audited the accompanying consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission, and our report dated March 24, 2006, except as to the fourth, fifth, sixth and seventh paragraphs of management’s report on internal control over financial reporting (as restated), which are as of November 2, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado
March 24, 2006, except as to note 2 as to which
the date is November 2, 2006

ITEM 9	—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable.

ITEM 9A	—	CONTROLS AND PROCEDURES

(a) Management’s Report on Internal Control Over Financial Reporting

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2005 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework.” The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In conducting the aforementioned evaluation, management identified two material weaknesses in the Company’s internal control over financial reporting. The two material weaknesses were:

1	Controls Over the Accounting for Income Taxes. Management’s review of the income tax provision was not operating effectively. This material weakness resulted in an overstatement of income tax expense and an understatement of deferred tax benefit and deferred tax assets. The Company corrected the errors prior to the issuance of the 2005 consolidated financial statements.

2	Controls Over the Accounting for Asset Retirement Obligations. Management’s procedures over accounting for the estimated cost of future reclamation at one of its operations were not designed effectively. Specifically, the Company did not maintain adequate controls to review the input of costs into the spreadsheet used to calculate future reclamation costs and obligations. This material weakness resulted in an overstatement of the capitalized asset retirement costs and the asset retirement obligations. The Company corrected the errors prior to issuance of the Company’s 2005 consolidated financial statements.

Subsequent to the filing of the original 2005 Form 10-K on March 31, 2006, management identified the following three additional material weaknesses in internal control over financial reporting as of December 31, 2005:

3	Lack of Expertise in Accounting for Income Taxes. The Company lacks personnel with adequate expertise in accounting for income taxes in accordance with U.S. GAAP. This material weakness resulted in a material misstatement of the income tax benefit recorded in 2005, 2004 and 2003. As a result of this material misstatement, the Company restated its consolidated financial statements for 2005, 2004 and 2003, and each of the quarters in 2005 and 2004.

4	Controls Over the Accounting for Revenue Recognition. The Company’s policies and procedures regarding coal sales contracts with its customers did not provide for a sufficiently detailed, periodic management review of the accounting for payments received. This material weakness resulted in a material overstatement of coal revenues and an overstatement of amortization of capitalized asset retirement costs. As a result of this material misstatement, the Company restated its financial statements for 2005, 2004 and 2003, and each of the quarters in 2005 and 2004.

5	Controls over the Review of Financial Statements. The Company identified a deficiency in the design of internal control over financial reporting due to the absence of controls to ensure proper classification of balance sheet accounts. Specifically, management does not have sufficient policies and procedures in place to determine current and non-current classification of assets and liabilities. This material weakness resulted in a material overstatement of restricted cash and current assets. As a result of this material misstatement, the Company restated its consolidated balance sheets at December 31, 2005 and 2004.

Subsequent to the filing of the original 2005 Form 10-K, management also determined that the material weakness relating to the effectiveness of management’s review of the income tax provision resulted in a material misstatement of state income tax expense. As a result of this material misstatement, the Company restated its financial statements for 2005.

As a result of material weaknesses in internal control over financial reporting identified in 1 and 2 above, management had previously concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005. Management has determined that the material weaknesses in internal control over financial reporting identified in 3, 4 and 5 above also existed at December 31, 2005, and, accordingly has restated this report on internal control over financial reporting to include these additional material weaknesses.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, independent registered public accounting firm, as stated in their report (as restated) which appears herein.

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

(c) Remediation Efforts in Response to Material Weaknesses

To remediate the material weaknesses described above and enhance our internal control over financial reporting, subsequent to year end management has implemented the following changes and will continue to pursue improvements in these areas:

•	All key information put into the spreadsheet used to calculate future reclamation costs and obligations will be verified by someone other than the person who prepared the original input.

•	A detailed review of the tax provision prepared by staff will be completed by management prior to recording the expense on the financial statements at year-end.

•	Increased levels of discussion and documentation of tax matters by senior financial management.

•	The engagement of outside tax advisors who will assist in the substantive review of our income tax provision, and evaluate the adequacy and design of our provision preparation process.

•	Initiated a comprehensive review and re-design of our controls over reclamation accounting and revenue recognition for contract changes.

•	Initiated a comprehensive review and re-design of our controls over the financial statement review process with respect to current versus non-current asset and liability classifications.

•	The continued increase in the resources and capabilities of our corporate-level finance department. Ten of the thirteen professional positions in our corporate-level finance and accounting department have been filled by individuals who have joined the company in 2005 or 2006, including a new Chief Financial Officer, Principal Accounting Officer, Manager of Internal Controls, and two Assistant Controllers.

We will continue to focus on the improvement of the internal controls and processes in our accounting for income taxes, reclamation obligations, revenue recognition, classification of current versus non-current assets and liabilities, and on an overall resolution of our material weaknesses.

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

As described above, material weaknesses were identified in our internal control over financial reporting. As a result of the material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective.

(e) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Westmoreland Coal Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as restated) in Item 9A(a), that Westmoreland Coal Company and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment (as restated), based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Westmoreland Coal Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

1.	Controls Over the Accounting for Income Taxes. Management’s review of the income tax provision was not operating effectively. This material weakness resulted in an overstatement of income tax expense and an understatement of deferred tax benefit and deferred tax assets.

2.	Controls Over the Accounting for Asset Retirement Obligations. Management’s procedures over the accounting for the estimated cost of future reclamation at one of its operations were not designed effectively. Specifically, the Company did not maintain adequate controls to review the inputs of costs into the spreadsheet used to calculate future reclamation costs and obligations. This material weakness resulted in an overstatement of the capitalized asset retirement costs and the asset retirement obligations.

Since the Company’s original 2005 Form 10-K was filed on March 31, 2006, the Company identified three additional material weaknesses in internal controls, as follows:

3.	Lack of Expertise in Accounting for Income Taxes. The Company lacks personnel with adequate expertise in accounting for income taxes in accordance with U.S. GAAP. This material weakness resulted in a material misstatement of the income tax benefit recorded in 2005, 2004 and 2003. As a result of this material misstatement, the Company restated its financial statements for 2005, 2004 and 2003, and each of the quarters in 2005 and 2004.

4.	Controls Over the Accounting for Revenue Recognition. Management’s policies and procedures regarding the review of the accounting treatment for payments received under coal sales contracts with its customers were not effective. Specifically, management did not maintain adequate controls to periodically review, at a sufficiently detailed level, the accounting treatment afforded amounts received under coal sales contracts. This material weakness resulted in a material overstatement of coal revenues and an overstatement of amortization of capitalized asset retirement costs. As a result of this material misstatement, the Company restated its financial statements for 2005, 2004 and 2003, and each of the quarters in 2005 and 2004.

5.	Controls over the Review of Financial Statements. The Company identified a deficiency in the design of internal control over financial reporting due to the absence of controls to ensure proper classification of balance sheet accounts. Specifically, management does not have sufficient policies and procedures in place to determine current and non-current classification of assets and liabilities. This material weakness resulted in a material overstatement of restricted cash and current assets. As a result of this material misstatement, the Company restated its consolidated balance sheets at December 31, 2005 and 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2005 consolidated financial statements, and this report does not affect our report dated March 24, 2006, except as to note 2, as to which the date is November 2, 2006, which expressed an unqualified opinion on those consolidated financial statements. In our opinion, management’s assessment that Westmoreland Coal Company and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Westmoreland Coal Company and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because of the material described in 1 and 2 above. Subsequently, management determined that the material weaknesses in internal control over financial reporting described in 3, 4, and 5 above also existed as of December 31, 2005. Accordingly, management and we have restated our respective reports on internal control over financial reporting to include these additional material weaknesses.

/s/ KPMG LLP

Denver, Colorado
March 24, 2006, except as to the fourth, fifth, sixth and seventh paragraphs of Management’s Report on Internal Control
     Over Financial Reporting (as restated),
     which are as of November 2, 2006

ITEM 9B	—	OTHER INFORMATION

All reports on Form 8-K that were required were filed during the fourth quarter of 2005.

PART III

ITEM 10	—	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a code of ethics that applies to its directors, officers and employees. This code of ethics, known as the Code of Business Conduct, is available in the Investor Relations section of the Company’s Internet website, www.westmoreland.com, under “Corporate Governance.”

ITEM 11	—	EXECUTIVE COMPENSATION

ITEM 12	—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13	—	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For Items 10-13, inclusive, except for information set forth in Item 10 above and information concerning executive officers of Westmoreland included as an unnumbered item in Part I above, reference is hereby made to Westmoreland’s definitive proxy statement filed April 17, 2006 in accordance with Regulation 14A pursuant to Section 14(a) of the Securities Exchange Act of 1934, which is incorporated herein by reference thereto.

ITEM 14	—	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is hereby made to Westmoreland’s definitive proxy statement filed April 17, 2006 in accordance with Regulation 14A pursuant to Section 14(a) of the Securities Exchange Act of 1934, which is incorporated herein by reference thereto.

PART IV

ITEM 15	—	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) 1.	The financial statements filed herewith are: the Consolidated Balance Sheets of the Company and subsidiaries as of December 31, 2005 and December 31, 2004, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2005 together with the Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements, which are contained in Item 8.

2.	The following financial statement schedule is filed herewith:
Schedule I — Condensed Financial Statements of Parent Company
Schedule II — Valuation Accounts

The following financial statements of subsidiaries not consolidated and 50 percent or less owned persons are filed herewith:

Financial statements of Westmoreland-LG&E Partners as of December 31, 2005 and 2004 and for each of the years in the three year period ended December 31, 2005 with the Independent Auditors Report thereon.

3.	The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: November 3, 2006	By: /s/ David J. Blair
David J. Blair
Chief Financial Officer
(A Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, President, and
/s/ Christopher K. Seglem	Chief Executive Officer	November 3, 2006
Christopher K. Seglem

/s/ David J. Blair	Chief Financial Officer	November 3, 2006
David J. Blair

Principal Accounting Officer
/s/ Kevin A. Paprzycki	and Controller	November 3, 2006
Kevin A. Paprzycki

/s/ Michael Armstrong	Director	November 3, 2006
Michael Armstrong

/s/ Thomas J. Coffey	Director	November 3, 2006
Thomas J. Coffey

/s/ Robert E. Killen	Director	November 3, 2006
Robert E. Killen

/s/ Richard M. Klingaman	Director	November 3, 2006
Richard M. Klingaman

/s/ Thomas W. Ostrander	Director	November 3, 2006
Thomas W. Ostrander

/s/ William M. Stern	Director	November 3, 2006
William M. Stern

/s/ Donald A. Tortorice	Director	November 3, 2006
Donald A. Tortorice

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Westmoreland Coal Company:

Under date of March 24, 2006, except as to note 2 as to which the date is November 2, 2006, we reported on the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in Amendment No. 1 to the December 31, 2005 Annual Report on Form 10-K of Westmoreland Coal Company and subsidiaries. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules I and II. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP
Denver, Colorado
March 24, 2006, except as to Schedule I as to which the date is November 2, 2006

WESTMORELAND COAL COMPANY

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information – See Notes to Consolidated Financial Statements)

CONDENSED BALANCE SHEET
(Parent Company Only)
(Amounts in thousands)

	December 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$692	$15
Receivables:
Other	92	479

	92	479
Other current assets	398	709

Total current assets	1,182	1,203

Property, plant and equipment:
Plant and equipment	4,686	4,265

	4,686	4,265
Less accumulated depreciation, depletion and amortization	3,783	3,590

Net property, plant and equipment	903	675

Investment in subsidiaries and independent power projects, including intercompany balances	161,863	142,120
Other assets	20,541	17,367

Total Assets	$184,489	$161,365

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses:
Trade	5,792	1,980
Intercompany payable	50,610	33,434

Total current liabilities	56,402	35,414

Revolving lines of credit	5,500	-
Workers' compensation, less current portion	8,396	9,646

Postretirement medical costs, less current portion	124,990	117,942
Other liabilities	7,424	10,486
Shareholders' equity:
Preferred stock	205	205
Common stock	21,043	20,431
Other paid-in capital	75,344	75,366
Accumulated other comprehensive loss	(37)	(342)
Retained earnings	(114,778)	(107,783)

Total shareholders' deficit	(18,223)	(12,123)

Total Liabilities and Shareholders' Deficit	$184,489	$161,365

WESTMORELAND COAL COMPANY

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information – See Notes to Consolidated Financial Statements)

CONDENSED STATEMENT OF OPERATIONS
(Parent Company Only)
(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003

Operating costs and expenses:
Depreciation and amortization	$263	$146	$126
Selling and administrative	7,024	7,751	7,821
Heritage health benefit expenses	27,524	33,113	29,922

	34,811	41,010	37,869

Operating loss	(34,811)	(41,010)	(37,869)
Other income (expense):
Interest expense	(465)	(421)	(743)
Interest income	334	722	137
Minority interest	-	-	-
Other income	2,662	1	1

	2,531	302	(605)

Loss before income taxes and income of consolidated subsidiaries	(32,280)	(40,708)	(38,474)
Equity in income of subsidiaries, net	23,761	29,456	32,253

Loss from continuing operations before income taxes	(8,519)	(11,252)	(6,221)
Income tax expense	(179)	(146)	(361)

Net loss	$(8,698)	$(11,398)	$(6,582)

WESTMORELAND COAL COMPANY

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Parent Company Information – See Notes to Consolidated Financial Statements)

CONDENSED STATEMENT OF CASH FLOWS
(Parent Company Only)
(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net loss	$(8,698)	$(11,398)	$(6,582)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of consolidated subsidiaries, net	(23,761)	(29,456)	(32,253)
Depreciation, depletion and amortization	263	146	126
Stock compensation expense	1,719	1,617	1,851
Changes in assets and liabilities:
Receivables, net	400	(180)	(217)
Accounts payable and accrued expenses	3,912	(129)	(1,050)
Other assets and liabilities	(1,123)	3,112	7,121

Net cash used by operating activities	(27,288)	(36,288)	(31,004)

Cash flows from investing activities:
Dividends received from subsidiaries	4,318	4,720	8,850
Additions to property, plant and equipment	(491)	(637)	(201)

Net cash provided by investing activities	3,827	4,083	8,649

Cash flows from financing activities:
Net borrowings (repayments) on revolving lines of credit	5,500	-	-
Repurchase of preferred shares	-	-	(213)
Advances from subsidiaries	18,383	32,600	22,214
Proceeds from exercise of stock options	1,094	862	408
Dividends on preferred shares	(820)	(738)	(575)

Net cash provided by financing activities	24,157	32,724	21,834

Net increase (decrease) in cash and cash equivalents	696	519	(521)
Cash and cash equivalents, beginning of year	(4)	(504)	17

Cash and cash equivalents, end of year	$692	$15	$(504)

Schedule II

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Valuation Accounts
Years ended December 31, 2005, 2004 and 2003

(in thousands)

	Balance at beginning of year	Deductions credited to earnings	Other additions	Balance at end of year

Year ended December 31, 2005:

Allowance for doubtful accounts	$2,441	-	-	$2,441	(A)

Year ended December 31, 2004:

Allowance for doubtful accounts	$2,441	-	-	$2,441	(A)

Year ended December 31, 2003:

Allowance for doubtful accounts	$2,441	-	-	$2,441	(A)

Amounts above include current and non-current valuation accounts.

(A)	Includes reserves related to the uncollectibility of notes receivable reported as a reduction of other assets in the Company’s Consolidated Balance Sheets.

WESTMORELAND-LG&E PARTNERS

BALANCE SHEETS
AS OF DECEMBER 31

	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,429,618	$23,547,318
Accounts receivable	22,843,387	20,262,811
Fuel inventories	1,689,289	2,740,403
Prepaid expenses	495,344	558,600

Total current assets	46,457,638	47,109,132

PROPERTY, PLANT, AND EQUIPMENT—Net	228,322,765	237,342,746

LOAN ORIGINATION FEES—Net	3,023,022	3,731,454

RESTRICTED ASSETS	22,848,995	22,554,540

OTHER ASSETS	387	10,771

TOTAL	$300,652,807	$310,748,643

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$18,143,384	$10,170,100
Interest payable	1,744,469	1,692,665
Current portion of long-term debt	25,593,595	22,155,937

Total current liabilities	45,481,448	34,018,702

LONG TERM DEBT	158,002,192	183,595,787

OTHER NONCURRENT LIABILITIES	526,440	1,513,430

Total liabilities	204,010,080	219,127,919

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Westmoreland-Roanoke Valley L.P.	50,932,116	48,906,389
LG&E-Roanoke Valley L.P.	45,836,745	43,853,646
Unrealized loss on derivative instrument	(126,134)	(1,139,311)

Total partners’ capital	96,642,727	91,620,724

TOTAL	$300,652,807	$310,748,643

See notes to financial statements.

WESTMORELAND-LG&E PARTNERS

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004	2003

ENERGY REVENUES	$109,990,766	$112,668,697	$110,401,434

COST OF REVENUES	37,038,743	37,737,668	36,903,674

GROSS PROFIT	72,952,023	74,931,029	73,497,760

OPERATING EXPENSES:
Operating and maintenance	13,795,952	15,191,487	11,665,930
Depreciation	10,249,986	10,172,730	10,031,725
Amortization	718,818	733,354	733,354
General and administrative	11,288,303	10,168,522	5,420,240

Total operating expenses	36,053,059	36,266,093	27,851,249

OPERATING INCOME	36,898,964	38,664,936	45,646,511

OTHER INCOME (EXPENSE):
Interest income	1,274,758	393,049	273,750
Interest expense	(13,777,659)	(14,000,651)	(15,564,047)
Other	--	5,750	8,600

Total other income (expense)—net	(12,502,901)	(13,601,852)	(15,281,697)

INCOME BEFORE CUMULATIVE EFFECT OF
A CHANGE IN ACCOUNTING PRINCIPLE	24,396,063	25,063,084	30,364,814

CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE	--	--	(189,948)

NET INCOME	$24,396,063	$25,063,084	$30,174,866

OTHER COMPREHENSIVE INCOME—
Unrealized gain on derivative instrument	1,013,177	2,255,058	2,577,044

TOTAL COMPREHENSIVE INCOME	$25,409,240	$27,318,142	$32,751,910

See notes to financial statements.

WESTMORELAND-LG&E PARTNERS

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31,

	Westmoreland- Roanoke Valley L.P.	LG&E- Roanoke Valley L.P.	Unrealized Loss on Derivative Instrument	Total

BALANCE--January 1, 2003	$35,198,215	$30,168,128	$(5,971,413)	$59,394,930

Net income	15,106,139	15,068,727	--	30,174,866

Partner distributions	(11,047,111)	(10,995,940)	--	(22,043,051)

Unrealized gain on derivative instrument	--	--	2,577,044	2,577,044

BALANCE--December 31, 2003	39,257,243	34,240,915	(3,394,369)	70,103,789

Net income	12,559,078	12,504,006	--	25,063,084

Partner distributions	(2,909,932)	(2,891,275)	--	(5,801,207)

Unrealized gain on derivative instrument	--	--	2,255,058	2,255,058

BALANCE--December 31, 2004	48,906,389	43,853,646	(1,139,311)	91,620,724

Net income	12,271,862	12,124,201	--	24,396,063

Partner distributions	(10,246,135)	(10,141,102)	--	(20,387,237)

Unrealized gain on derivative instrument	--	--	1,013,177	1,013,177

BALANCE--December 31, 2005	$50,932,116	$45,836,745	$(126,134)	$96,642,727

See notes to financial statements.

WESTMORELAND-LG&E PARTNERS

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$24,396,063	$25,063,084	$30,174,866
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of a change in accounting principle	--	--	189,948
Depreciation	10,249,986	10,172,730	10,031,725
Amortization	718,818	733,354	733,354
Ash monofill amortization	--	12,940	--
Decrease (increase) in accounts receivable	(2,580,576)	461,700	(1,424,937)
Decrease (increase) in fuel inventories	1,051,114	(639,509)	(24,808)
Decrease (increase) in prepaid expenses	63,256	(109,956)	204,294
Increase (decrease) in accounts payable and accrued liabilities	7,973,284	1,393,414	(313,601)
Increase (decrease) in interest payable	51,804	(73,713)	(195,682)

Net cash provided by operating activities	41,923,749	37,014,044	39,375,159

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,203,820)	(707,575)	(1,304,124)
Increase in restricted assets	(294,455)	(1,763,274)	(829,746)

Net cash used in investing activities	(1,498,275)	(2,470,849)	(2,133,870)

FINANCING ACTIVITIES:
Repayment of notes payable	(22,155,937)	(20,198,880)	(18,447,519)
Partner distributions	(20,387,237)	(5,801,207)	(22,043,051)

Net cash used in financing activities	(42,543,174)	(26,000,087)	(40,490,570)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(2,117,700)	8,543,108	(3,249,281)

CASH AND CASH EQUIVALENTS--Beginning of year	23,547,318	15,004,210	18,253,491

CASH AND CASH EQUIVALENTS--End of year	$21,429,618	$23,547,318	$15,004,210

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION—
Cash paid during the year for interest	$13,725,855	$14,074,364	$15,759,729

See notes to financial statements.

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Westmoreland-LG&E Partners (the “Venture”), a Virginia general partnership, was formed to own and operate two cogeneration facilities (the “Facilities”) located in Weldon, North Carolina. The first facility (“ROVA I”) is a 180 megawatt facility and the second facility (“ROVA II”) is a 50 megawatt facility adjacent to ROVA I. The Facilities share certain coal handling, electrical distribution, and administrative equipment. The Facilities produce electric power and steam by burning coal. The steam is sold to a local industrial plant for use in its manufacturing process. ROVA I and ROVA II operate as exempt wholesale generators as determined by the Federal Energy Regulatory Commission (“FERC”). ROVA I commenced commercial operation on May 29, 1994 (Commercial Operations Date). ROVA II commenced commercial operation on June 1, 1995 (Commercial Operations Date).

The partners in the Venture are Westmoreland-Roanoke Valley, L.P. (“Westmoreland L.P.”), a limited partnership between Westmoreland Energy, LLC. (“WEI”), as the sole limited partner, and WEI-Roanoke Valley, Inc., a wholly owned subsidiary of WEI, as the sole general partner, and LG&E Roanoke Valley L.P. (“LG&E L.P.”), a limited partnership between LG&E Power Roanoke Incorporated, an indirect wholly owned subsidiary of LG&E Power Inc. (“LPI”), as the sole limited partner, and LG&E Power 16 Incorporated, an indirect wholly owned subsidiary of LPI, as the sole general partner. Under the terms of the General Partnership Agreement (“Partnership Agreement”), after priority allocations to Westmoreland L.P., all income, loss, tax deductions and credits, and cash distributions are allocated approximately 50% to Westmoreland L.P. and 50% to LG&E L.P.

Terms—Terms used herein are defined in Section 1.1 of the Amended and Restated Construction and Term Loan Agreement (the “Credit Agreement”).

Power Sales Agreement—The Venture has entered into two Power Purchase and Operating Agreements (“Power Agreements”) with North Carolina Power Company, a division of Dominion Virginia Power Company (“DVP”), for the sale of all energy produced by the Facilities. Each Power Agreement is for an initial term of 25 years from the respective Commercial Operations Date. Revenue is recognized for these Power Agreements as amounts are invoiced.

Under the terms of the ROVA I Power Agreement, the energy price consists of an Energy Purchase Price (“ROVA I Energy Price”) and a Purchased Capacity Unit Price (“ROVA I CUP”). The ROVA I Energy Price is billed for each kilowatt-hour delivered and is comprised of a Base Fuel Compensation Price (“ROVA I Fuel Price”) and an Operating and Maintenance Price (“ROVA I O&M Price”). The ROVA I Fuel Price is adjusted quarterly and the ROVA I O&M Price is adjusted annually based upon the Gross Domestic Product Implicit Price Deflator Index (“GDPIPD”). The ROVA I CUP is determined by dividing the sum of the applicable capacity components (the Fixed Capacity Component and the O&M Capacity Component) by a three-year rolling average capacity factor (“Average Capacity Factor”) expressed in cents per kilowatt-hour. Annually, on April 1, the O&M Capacity Component is adjusted by the percentage change in the GDPIPD. The Venture recognizes revenue based on the billed ROVA I Energy Price and the ROVA I Delivered Capacity expressed in kilowatt-hours multiplied by the ROVA I CUP. In addition, a notional, off-balance sheet account (the “Tracking Account”) has been established to accumulate differences in actual capacity versus the three-year rolling average capacity to facilitate calculation of Capacity Purchase Payment Adjustments. If the Actual Capacity Factor for any year is less than the Average Capacity Factor, the Tracking Account is decreased and the Venture will recognize additional revenue from the Capacity Purchase Payment Adjustment to the extent of the positive balance in the Tracking Account. If the Actual Capacity Factor for any year is greater than the Average Capacity Factor, the Tracking Account is increased, but no additional revenue is recognized. As of December 31, 2005 and December 31, 2004, the Tracking Account contained a positive balance of $829,022 and $1,168,971, respectively, which is not included in the financial statements.

Under the terms of the ROVA II Power Agreement, the energy price consists of an Energy Purchase Price (“ROVA II Energy Price”) and a Purchased Capacity Price (“ROVA II Capacity Price”). The ROVA II Energy Price is billed for each kilowatt-hour delivered, reduced by 2.25% for line losses, and is comprised of a Base Fuel Compensation Price (“ROVA II Fuel Price”) and an Operating and Maintenance Price (“ROVA II O&M Price”). The ROVA II Fuel Price is adjusted quarterly and the ROVA II O&M Price is adjusted annually based upon the GDPIPD. The ROVA II Capacity Price is based on the Dispatch Level, Dependable Capacity, and Net Electrical Output, and is comprised of a fixed amount per kilowatt-hour plus a variable amount per kilowatt-hour, which is adjusted annually based upon the GDPIPD. The Venture recognizes revenue based on the billed ROVA II Energy Price and ROVA II Capacity Price.

Energy Services Agreement—The Venture has entered into an Energy Services Agreement (“Energy Agreement”) with Patch Rubber Company for the sale of steam produced by the Facilities. The Energy Agreement is for an initial term of 15 years from the later of the ROVA I Initial Delivery Date or the ROVA II Initial Delivery Date with three five-year renewal options. Under the terms of the Energy Agreement, the volume of steam delivered determines payments to the Venture. The prices of delivered steam will be increased annually based upon the Gross National Product Implicit Price Deflator Index (“GNPIPD”) beginning January 1, 1991, except that such increase shall not exceed 3% per year. The Venture recognizes revenue on steam sales based on the volume of steam delivered.

Cash Equivalents—The Venture considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents.

Fuel Inventories—Fuel inventories, which consist primarily of coal, are valued at the lower of cost or market. Cost is determined by the moving weighted average method.

Property, Plant, and Equipment—Depreciation is provided on a straight-line method over the estimated useful lives of the assets except for the ash monofills. The ash monofills are amortized on a cost per ton basis multiplied by tons sent to each monofill. The ash monofills were built as disposal sites for the ash generated during operations.

Balance of property, plant, and equipment, at cost, as of December 31, 2005 and 2004, is as follows:

	2005	2004	Useful lives in Years

Land	$1,009,820	$1,009,820
Land improvements	300,064	300,064	29
Plant and related equipment, including
capitalized interest of $34,486,000 in 2005 and 2004	335,072,608	332,949,603	5-35
Office equipment	991,144	911,902	5
Ash monofills	2,230,776	2,230,776
Construction-in-progress	8,761	1,007,189
Asset retirement obligation	203,496	203,496	24
Transportation equipment	182,197	182,197	5

Total cost	339,998,866	338,795,047
Less accumulated depreciation	(111,676,101)	(101,452,301)

Property, plant, and equipment--net	$228,322,765	$237,342,746

Loan Origination Fees—Loan origination fees incurred in conjunction with obtaining the construction and term loan, institutional loan, and bond financing have been capitalized. These costs are being amortized by the straight-line method over the lives of the notes and bonds. Accumulated amortization at December 31, 2005 and 2004 was $9,149,105 and $8,440,671, respectively.

Restricted Assets—Restricted assets represent cash deposits to the Debt Protection Account (“DPA”), the Ash Reserve Account (“Ash”) and the Repair and Maintenance Account (“R&M”) as required by the Credit Agreement. At December 31, 2005 and 2004, the DPA balance was fully funded at $21,724,657 and $20,408,247, respectively. The maximum Ash balance is $600,000, of which $606,009 and $603,276 has been funded by the Venture at December 31, 2005 and 2004, respectively, in accordance with the terms of the Credit Agreement. The maximum R&M balance is $2,200,000 through January 31, 2004, and $2,600,000 thereafter until January 31, 2010, of which $518,330 and $1,543,017 has been funded by the Venture at December 31, 2005 and 2004, respectively, in accordance with the terms of the Credit Agreement. The remaining R&M balance will be funded incrementally on each distribution date until such time as it is fully funded. See Note 3, Long-Term Debt.

Intangible Asset—The Venture paid $215,973 to construct a chiller system physically located on the property of Patch Rubber Company. The Venture has rights to use the system through October 2006. These costs have been amortized on a straight-line basis over the period of nine years. Accumulated amortization was $215,973 and $205,589 at December 31, 2005 and 2004, respectively.

Major Maintenance—The Venture expenses major maintenance costs as incurred.

Income Taxes—The Venture is a partnership and, as such, does not record or pay income taxes. Each Venture partner reports its respective share of the Venture’s taxable income or loss for income tax purposes.

Derivatives—Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, requires that all derivatives be recognized in the financial statements as either assets or liabilities and that they be measured at fair value. Changes in fair value are recorded as adjustments to the assets or liabilities being hedged in Other Comprehensive Income (Loss), or in current earnings, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

In connection with the adoption of SFAS No.133, SFAS No. 138 and SFAS No.149, the Venture classified its Interest Rate Exchange Agreements (“Swap Agreements”) as cash flow hedges. At December 31, 2005 and 2004, the fair value of the Swap Agreements is recorded as a noncurrent liability of $126,134 and $1,139,311, respectively. The change in fair value is recorded as a component of Other Comprehensive Loss.

Asset Retirement Obligation—In August 2001, FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, and the Venture adopted this statement effective January 1, 2003. Statement No. 143 addresses financial accounting for legal obligations associated with the retirement of long-lived assets. Upon adoption of this statement, the Venture recorded $326,770 of asset retirement obligations in the balance sheet primarily representing the current estimated fair value of the Venture’s obligation to perform various clean-up and monitoring activities when the power plants are closed in the future. Of this original amount, $136,822 was recorded as an incremental cost of the underlying property, plant, and equipment. The cumulative effect on earnings of adopting this new statement was a charge to earnings of $189,948, representing the cumulative amounts of depreciation and depletion expenses and changes in the asset retirement obligation due to the passage of time for historical accounting periods. The adoption of the new standard did not have a significant impact on income before cumulative effect of a change in accounting principle for the year ended December 31, 2003.

As of December 31, 2005 and 2004, the Venture’s obligation recorded in Other Noncurrent Liabilities was $400,307 and $374,119, respectively. Changes in the Venture’s asset retirement obligations for the years ended December 2005 and 2004 were:

	2005	2004

Asset retirement obligation - beginning of year	$374,119	$349,644
Accretion	26,188	24,475

Asset retirement obligation - end of year	$400,307	$374,119

In March 2005, FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement 143. FIN 47 clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS No. 143. It also clarifies the meaning of the term “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability is reasonably estimated. The interpretation also clarifies when the entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 had no material impact on the Venture’s financial position or results of operations.

Use of Estimates—Financial statements prepared in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Reclassification—Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	FINANCIAL INSTRUMENTS

The Venture is a party to financial instruments with off-balance sheet risk. The counter parties relating to financial instruments anticipate no losses due to nonperformance. Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Venture is required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable, and accounts payable reflected on the balance sheets approximate the fair value of these instruments due to the short duration to maturity. The fair value of long-term debt is based on the interest rates available to the Venture for debt with similar terms and maturities. The fair value of interest rate swaps is based on the quoted market price as provided by the financial institution, which is the counter party to the swap. The fair value of the Institutional Debt is based on the present value of the underlying cash flows using the market interest rate for similar instruments at December 31, 2005 and 2004.

The cost and estimated fair value of the Venture’s financial instruments as of December 31, 2005 and 2004, are as follows:

	2005		2004

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$(183,595,787)	$(192,945,925)	$(205,751,724)	$(218,836,855)

Interest rate swaps	(126,133)	(126,133)	(1,139,311)	(1,139,311)

3.	LONG-TERM DEBT

	2005	2004

Notes payable	$146,835,787	$168,991,724
Bonds payable	36,760,000	36,760,000

Total	183,595,787	205,751,724
Less current portion	25,593,595	22,155,937

Total long-term debt	$158,002,192	$183,595,787

On December 18, 1991, the Venture entered into the Credit Agreement (“Tranche A”) with a consortium of banks (the “Banks”) and an Institutional Lender for the financing and construction of the ROVA I facility. On December 1, 1993, the Credit Agreement was amended and restated (“Tranche B”) to allow for the financing and construction of the ROVA II facility. Under the terms of the Credit Agreement, the Venture is permitted to borrow up to $229,887,000 from the Banks (“Bank Borrowings”), $120,000,000 from an Institutional Lender, and $36,760,000 in tax-exempt facility revenue bonds (“Bond Borrowings”) under two Indenture Agreements with the Halifax County, North Carolina, Industrial Facilities and Pollution Control Financing Authority (“Financing Authority”). The borrowings are evidenced by promissory notes and are secured by land, the Facilities, the Venture’s equipment, inventory, accounts receivable, certain other assets and the assignment of all material contracts. Bank Borrowings amounted to $73,071,787 and $90,791,724 at December 31, 2005 and 2004, respectively and mature in 2008. The Credit Agreement requires interest on the Bank Borrowings at rates set at varying margins in excess of the Banks’ base rate, London Interbank Offering Rate (“LIBOR”) or certificate of deposit rate (“CD”), for various terms from one day to one year in length, each to be selected by the Venture when amounts are borrowed. Interest payments for all elections are generally due at the end of the applicable interest period. However, if such interest period extends beyond a Quarterly Date, then interest is due on each Quarterly Date and at the end of the applicable interest period. During 2005 and 2004, the weighted average interest rate for the outstanding Bank Borrowings was 4.80% and 2.90%, respectively. The interest rate at December 31, 2005 and 2004 was 5.86% and 3.85%, respectively.

At the Tranche A Conversion Date (January 31, 1995), Westmoreland L.P. and LG&E L.P. contributed a combined total of $8,571,224 (“Tranche A Equity Funding”) to the Venture to reduce the principal amount of the outstanding Tranche A Bank Borrowings. The remaining principal balance of the Tranche A Bank Borrowings converted into a term loan (“Tranche A Term Loan”). Principal payments under the Tranche A Term Loan are based upon fixed percentages, ranging from 0.75% to 7.55% of the Tranche A Term Loan, and are paid in 38 semiannual installments.

At the Tranche B Conversion Date (October 19, 1995), Westmoreland L.P. and LG&E L.P. contributed a combined total of $9,222,152 (“Tranche B Equity Funding”) to the Venture to reduce the principal amount of the outstanding Tranche B Bank Borrowings. The remaining principal balance of the Tranche B Bank Borrowings converted into a term loan (“Tranche B Term Loan”). Principal payments under the Tranche B Term Loan are based upon fixed percentages, ranging from 0.68% to 7.87% of the Tranche B Term Loan, and are paid in 40 semiannual installments.

Under the terms of the Credit Agreement, interest on the Tranche A Institutional Borrowings is fixed at 10.42% and interest on the Tranche B Institutional Borrowings is fixed at 8.33%. For the combined Institutional Borrowings, the weighted average interest rate for December 31, 2005 and 2004, was 9.78% and 9.73%, respectively.

The Credit Agreement requires repayment of the Tranche A Institutional Borrowings in 38 semiannual installments ranging from $850,000 to $4,250,000. The Credit Agreement requires repayment of the Tranche B Institutional Borrowings in 40 semiannual installments ranging from $294,000 to $6,510,000. At December 31, 2005 and 2004, Institutional Borrowings amounted to $73,764,000 and $78,200,000, respectively.

In accordance with the Indenture Agreement, the Financing Authority issued $29,515,000 of 1991 Variable Rate Demand Exempt Facility Revenue Bonds (“1991 Bond Borrowings”) and $7,245,000 of 1993 Variable Rate Demand Exempt Facility Revenue Bonds (“1993 Bond Borrowings”), the proceeds of which were deposited with the respective Trustee pending reimbursement to the Venture for qualified expenditures. The 1991 Bond Borrowings and the 1993 Bond Borrowings are secured by irrevocable letters of credit in the amounts of $30,058,400 and $7,378,387, respectively, which were issued to the respective Trustee by the Banks. The fees associated with the letters of credit totaled $781,424, $751,449 and $727,053 for the years ended December 31, 2005, 2004 and 2003, respectively. The weighted average interest rate for the outstanding Bond Borrowings was 2.43% and 1.24% for the years ended December 31, 2005 and 2004, respectively. The interest rate at December 31, 2005 and 2004 was 3.10% and 1.62%, respectively. The 1991 Bond Indenture Agreement requires repayment of the 1991 Bond Borrowings in four semi-annual installments of $1,180,600, $1,180,600, $14,757,500, and $12,396,300. The first installment of the 1991 Bond Borrowings is due in January 2008. The 1993 Indenture Agreement requires repayment of the 1993 Bond Borrowings in three semi-annual installments of $1,593,900, $1,811,250, and $3,839,850. The first installment is due in January 2009.

On January 17, 1992, the Venture entered into Interest Rate Exchange Agreements (“Swap Agreements”) with the Banks, which were created for the purpose of securing a fixed interest rate of 8.03% on approximately 63.3% of the Tranche A Bank Borrowings. These Swap Agreements have been classified as cash flow hedges. In return, the Venture receives a variable rate based on LIBOR, which averaged 3.3% and 1.46% during 2005 and 2004, respectively. Under the terms of the Swap Agreements, the difference between the interest at the rate selected by the Venture at the time the funds were borrowed and the fixed interest rate is paid or received quarterly. Swap interest incurred under this agreement was $947,958, $2,229,660 and $3,191,956 for the years ended December 31, 2005, 2004 and 2003.

To ensure performance under the Power Agreement, irrevocable letters of credit in the amounts of $4,500,000 and $1,476,000 were issued to DVP by the Banks on behalf of the Venture for ROVA I and ROVA II, respectively. The fees associated with the letters of credit totaled $89,640, $86,258 and $97,888 for the years ended December 31, 2005, 2004 and 2003, respectively.

The debt agreements contain various restrictive covenants primarily related to construction of the Facilities, maintenance of the property, and required insurance. Additionally, the financial covenants include restrictions on incurring additional indebtedness and property liens, paying cash distributions to the partners, and incurring various commitments without lender approval. At December 31, 2005 and 2004, the Venture was in compliance with the various covenants.

Pursuant to the terms of the Credit Agreement, the Venture must maintain a debt protection account (“DPA”). On November 30, 2000, Amendment 6 to the Credit Agreement (“Amendment 6”) was negotiated with the Banks and the full funding level was increased to $22,000,000 and an additional $2,000,000 was funded. Beginning in 2002, additional funding of $1.1 million per year is required through 2008. In 2009, $6.7 million of the $9.7 million contributed from 2000-2008 will be available for partnership distribution. In 2010, the remaining $3 million will be available for partnership distribution and the full funding level reverts back to $20,000,000. At year end, the DPA consists of $21,724,657 in cash (see Note 1, Restricted Assets) and a letter of credit in the amount of $5,000,000.

Balances held in the DPA are available to be used to meet shortfalls of debt service requirements. If the balance in the DPA falls below the required balance, the cash flow from the Facilities must be paid into the DPA until the deficiency is corrected. There were no deficiencies at December 31, 2005 and 2004.

The Credit Agreement requires the Venture to maintain an R&M account. Pursuant to Amendment 6, the Venture was required to increase its maximum funding level from $1.5 million to $2.2 million by January 31, 2004. See Note 1, Restricted Assets. The maximum funding level increased to $2.6 million from January 31, 2004 through January 31, 2010, after which date it reverts back to $2.2 million.

Under the terms of the Credit Agreement, the Venture must maintain an Ash Reserve Account. Pursuant to Amendment 6, the funding level of the Ash Reserve Account was reduced from $1,000,000 to $600,000. See Note 1, Restricted Assets. Also, a provision was made for the funds to be used for debt protection after the funds in the DPA and R&M are exhausted. Should the funds be used for debt protection, or should the Venture receive written notice from the Banks’ independent engineer that construction of a new ash monofill will be required, the funding level will immediately increase to $1,000,000.

Future principal payments on long-term debt at December 31, 2005, are as follows:

Year	Total

2006	$25,593,595
2007	27,695,661
2008	32,267,731
2009	33,043,950
2010	13,494,850
Thereafter	51,500,000

$183,595,787

4.	COMMITMENTS AND CONTINGENCIES

Coal Supply Agreement—The Venture has entered into two Coal Supply Agreements (“Coal Agreements”) with TECO Coal Corporation (“TECO”). Under the terms of the Coal Agreements, TECO entered into a subcontract with Kentucky Criterion Coal Company (“KCCC”), an affiliate of WEI, to provide 79.5% of the coal requirements under the Coal Agreements. On December 16, 1994, WEI sold the assets of KCCC to Consol of Kentucky, Inc. (“Consol”). TECO consented to the assignment of the subcontract with KCCC to Consol. Each Coal Supply Agreement is for an initial term of 20 years from the respective Commercial Operations Date with two five-year renewal options. Under the terms of the Coal Agreements, the Venture must purchase a combined minimum of 512,500 tons of coal each contract year (“Minimum Quantity”). In the event the Venture fails to purchase the Minimum Quantity in any contract year, the Venture may be liable for actual and direct damages incurred by TECO, up to a maximum of $5 per ton for each ton short for ROVA I or 20% of the current Base Price for each ton short for ROVA II. The Base Price is comprised of the Subject Coal and Subject Transportation and is adjusted annually on July 1 of each contract year based upon the GNPIPD. The average coal cost per ton, including transportation cost, for the years ended December 31, 2005, 2004 and 2003 was $48.59, $49.37 and 48.86, respectively. Coal purchases from TECO for the years ended December 31, 2005, 2004 and 2003 were $20,304,811, $21,049,907 and $20,364,430, respectively.

Lime Supply Agreement—The Venture has entered into two Lime Supply Agreements (“Lime Agreements”) with O. N. Minerals (Chemstone) Corporation. The Lime Agreements were for an initial term of five years from the respective commercial operations dates and have been extended through December 31, 2008. Under the terms of the Lime Agreements, the Venture must purchase the greater of 100% of the Facility’s requirement or 10,000 tons of pebble lime per year for ROVA I and 4,500 tons of hydrated lime per year for ROVA II. The base price is increased annually over the life of the Lime Agreements.

The average lime cost per ton, including transportation cost, for the years ended December 31, 2005, 2004 and 2003 was $86.70, $86.12 and $83.33, respectively. Total purchases and transportation under the agreements were $1,597,170 and $2,067,817 and $1,840,646, respectively, for the years ended December 31, 2005, 2004 and 2003. See Rail Transportation Agreement below for information about contract terms and conditions.

Rail Transportation Agreement—The Coal Rail Transportation Agreement (“Coal Rail Agreement”) is for an initial term of 20 years from the commercial date of ROVA I, with two five-year renewal options. Under the terms of the Coal Rail Agreement, the base rate per ton is adjusted annually for the life of the Coal Rail Agreement. Additionally, the Venture must utilize CSX Transportation (“CSX”) for up to 95% of the coal received by the Facility on an annual basis. Failure to comply with this requirement may result in liquidated damages based on the difference between the 95% contract requirement and tons actually received. Total charges under the Coal Rail Agreement for the years ended December 31, 2005, 2004 and 2003 were $10,564,729, $12,270,821 and $11,071,622, respectively.

The Venture has entered into a Rail Transportation Agreement for the transportation of lime to the Facilities with CSX. The Lime Rail Transportation Agreement (“Lime Rail Agreement”), as amended, extends through June 10, 2008. Under the terms of the Lime Rail Agreement, the base rate per ton is adjusted annually, as determined in the Lime Rail Agreement, each June 11. Additionally, the Venture must utilize CSX for up to 95% of the lime received by ROVA I on an annual basis. Failure to comply with this requirement may result in liquidated damages based on the difference between the 95% contract requirement and the tons actually received. See Lime Supply Agreement above.

Property Tax Audit— The Venture is located in Halifax County, North Carolina and is the County’s largest taxpayer. In 2002, the County hired an independent consultant to review and audit personal property tax returns for the previous five years. In May 2002, the County advised the Venture that its returns were being scrutinized for potential underpayment and undervaluation of the property subject to tax. The Venture responded that its valuation was consistent with an agreement reached with the County in 1996. On November 5, 2002, the County assessed the Venture $4.6 million for the years 1997 to 2001. The Venture filed a protest with the Property Tax Commission. On May 26, 2004, the Tax Commission denied the Venture’s protest and issued an order consistent with the County’s assessment. The Venture appealed the Tax Commission’s decision to the North Carolina Court of Appeals on June 24, 2004. In December 2005, the Venture received an adverse ruling from the North Carolina Court of Appeals. The Venture did not appeal this ruling. At December 31, 2005, the Venture has recorded a liability of $10.6 million for this contingency in accounts payable and accrued liabilities on the balance sheet for the tax years 1996 to 2005. The Venture subsequently paid $7.1 million, including penalties and interest, for the 1996 to 2001 tax years. The Venture continues to pursue a challenge of the additional assessment for the remaining tax years.

5.	RELATED-PARTY TRANSACTIONS

The Venture entered into an operating agreement with LG&E Power Services LLC, (the “Operator”), an affiliate of LPI, for the operation and maintenance of the Facility and administration of the Venture’s day-to-day operations expiring 25 years after the Commencement Date. The agreement provides for the reimbursement of payroll and other direct costs incurred by the Operator in performance of the agreement, reimbursement of the Operator’s overhead and general and administrative costs based on stated percentages of the reimbursable payroll costs, and a fixed fee. Reimbursed costs and fees incurred under the agreement were $7,176,792, $6,220,711 and $6,494,789 for the years ended December 31, 2005, 2004 and 2003. At December 31, 2005, 2004 and 2003, $393,313, $372,153 and $1,024,307, respectively, were owed to the Operator and are included in accounts payable in the accompanying financial statements.

The Venture incurred various costs that were paid to LPI and its affiliates, primarily relating to venture management fees, financial management, engineering, environmental services, and internal legal fees on behalf of the Venture. Fees incurred totaled $575,149, $580,993 and $415,300, respectively, for the years ended December 31, 2005, 2004 and 2003. At December 31, 2005, 2004 and 2003, $104,994, $131,358 and $129,640, respectively, were owed to LPI and are included in accounts payable in the accompanying financial statements.

The Venture incurred various costs that were paid to WEI primarily relating to venture accounting fees and cost accounting services. Fees paid totaled $276,628, $236,500 and $258,000 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, 2004 and 2003, $14,000, $0 and $0, respectively, were owed to WEI and are included in accounts payable in the accompanying financial statements.

The Venture incurred maintenance costs, which were paid to Westmoreland Technical Services, Inc. (“WTS”). These costs totaled $2,268,902, $2,416,306 and $1,199,437 for the years ended December 31, 2005, 2004 and 2003. At December 31, 2005, 2004 and 2003, $40,053, $319,380 and $8,540, respectively, were owed to WTS and are included in accounts payable in the accompanying financial statements.

6.	SALE OF VENTURE

An Interest Purchase Agreement (“Agreement”) is being negotiated between the two partners of the Venture which would provide that an affiliate of Westmoreland L.P. would acquire LG&E L.P.‘s 50% interest in the Venture (the “Acquisition”). The Agreement has been objected to by DVP. The Venture and DVP have reached an agreement in principle, and are currently negotiating a definitive agreement, by which, in exchange for a payment in cash by the Venture, DVP would consent to the Acquisition. The finality of this agreement and the closing date of this transaction are currently unknown.

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Westmoreland-LG&E Partners
Louisville, Kentucky

We have audited the accompanying balance sheets of Westmoreland-LG&E Partners (the “Venture”) as of December 31, 2005, and 2004, and the related statements of income and comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Venture’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Venture’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Venture as of December 31 2005, and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touch LLP
Indianapolis, Indiana
March 10, 2006

EXHIBIT INDEX

Exhibit Number	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

(a)	Westmoreland’s Plan of Reorganization was confirmed by an order of the United States Bankruptcy Court for the District of Delaware on December 16, 1994, and upon complying with the conditions of the order, Westmoreland emerged from bankruptcy on December 22, 1994. A copy of the confirmed Plan of Reorganization was filed as an Exhibit to Westmoreland’s Current Report on Form 8-K filed December 30, 1994, which is incorporated herein by reference thereto (SEC File #001-11155).

(3)	(a)	Articles of Incorporation: Restated Certificate of Incorporation of Westmoreland Coal Company (filed as Exhibit 3.1 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004 and incorporated herein by reference).

(b)	Certificate of Correction to the Restated Certificate of Incorporation of Westmoreland Coal Company filed as Exhibit 3.1 to Westmoreland’s Current Report on Form 8-K filed October 21, 2004, which Exhibit is incorporated herein by reference (SEC File #001-11155).

(c)	Bylaws, as amended on June 18, 1999, and filed as Exhibit (3)(b) to Westmoreland’s Current Report on Form 8-K filed June 21, 1999, which Exhibit is incorporated herein by reference (SEC File #001-11155).

(4)	Instruments defining the rights of security holders

(a)	Certificate of Designation of Series A Convertible Exchangeable Preferred Stock of the Company defining the rights of holders of such stock, filed July 8, 1992 as an amendment to the Company’s Certificate of Incorporation, and filed as Exhibit 3(a) to Westmoreland’s Form 10-K for 1992, which Exhibit is incorporated herein by reference (SEC File #001-11155).

(b)	Indenture between Westmoreland and Fidelity Bank, National Association, as Trustee relating to the Exchange Debentures (filed as Exhibit 4.2 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004 and incorporated herein by reference).

(c)	Form of Exchange Debenture (filed as Exhibit 4.3 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004 and incorporated herein by reference).

(d)	Deposit Agreement among Westmoreland, First Chicago Trust Company of New York, as Depository and the holders from time to time of the Depository Receipts (filed as Exhibit 4.4 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004 and incorporated herein by reference).

(e)	Specimen certificate representing the Common Stock of Westmoreland, filed as Exhibit 4(c) to Westmoreland’s Registration Statement on Form S-2, Registration No. 33-1950, filed December 4, 1985, which Exhibit is incorporated herein by reference.

(f)	Specimen certificate representing the Preferred Stock. Reference is hereby made to Exhibit 4.6 to Form S-2 Registration No. 33-47872 filed May 13, 1992, and Amendments 1 through 4 thereto, which Exhibit is incorporated herein by reference.

(g)	Form of Depository Receipt. Reference is hereby made to Exhibit 4.5 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004, which Exhibit is incorporated herein by reference.

(h)	Amended and Restated Rights Agreement, dated as of February 7, 2003, between Westmoreland Coal Company and EquiServe Trust Company, N.A. Reference is hereby made to Exhibit 4.1 to Westmoreland’s Form 8-K filed February 7, 2003, which Exhibit is incorporated herein by reference (SEC File #001-11155).

(i)	In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K, Westmoreland hereby agrees to furnish to the Commission, upon request, copies of all other long-term debt instruments.

(10)	Material Contracts

(a)	In 1990, the Board of Directors established an Executive Severance Policy for certain executive officers, which provides a severance award in the event of termination of employment. The Executive Severance Policy was filed as Exhibit 10.2 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004 and is incorporated herein by reference.

(b)	Westmoreland Coal Company 1991 Non-Qualified Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10(i) to Westmoreland’s Annual Report on Form 10-K for 1990 (SEC File #0-752).

(c)	Supplemental Executive Retirement Plan, effective January 1, 1992, for certain executive officers and other key individuals, to supplement Westmoreland’s Retirement Plan is incorporated herein by reference to Exhibit 10(d) to Westmoreland’s Annual Report on Form 10-K for 2000 (SEC File #001-11155).

(d)	Amended Coal Lease Agreement between Westmoreland Resources, Inc. and Crow Tribe of Indians, dated November 26, 1974, as further amended in 1982, is incorporated herein by reference to Exhibit 10(a) to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (SEC File #0-752).

(e)	Westmoreland Coal Company 1995 Long-Term Incentive Stock Plan is incorporated herein by reference to Appendix 3 to Westmoreland’s Definitive Schedule 14A filed April 28, 1995 (SEC File #0-752).

(f)	Master Agreement, dated as of January 4, 1999 between Westmoreland Coal Company, Westmoreland Resources, Inc., Westmoreland Energy, Inc., Westmoreland Terminal Company, and Westmoreland Coal Sales Company, the UMWA 1992 Benefit Plan and its Trustees, the UMWA Combined Benefit Fund and its Trustees, the UMWA 1974 Pension Trust and its Trustees, the United Mine Workers of America, and the Official Committee of Equity Security Holders in the chapter 11 case of Westmoreland Coal and its official members is incorporated herein by reference to Exhibit No. 99.2 to Westmoreland’s Form 8-K filed February 4, 1999 (SEC File #001-11155).

(g)	Westmoreland Coal Company 1996 Directors’ Stock Incentive Plan is incorporated herein by reference to Exhibit 10(i) to Westmoreland’s Annual Report on Form 10-K for year ended December 31, 2000 (SEC File #001-11155).

(h)	Westmoreland Coal Company 2000 Nonemployee Directors’ Stock Incentive Plan is incorporated herein by reference to Exhibit 10(j) to Westmoreland’s Annual Report on Form 10-K for year ended December 31, 2000 (SEC File #001-11155).

(i)	Westmoreland Coal Company 2000 Long-Term Incentive Stock Plan is incorporated herein by reference to Annex A to Westmoreland’s Definitive Schedule 14A filed April 20, 2000 (SEC File #001-11155).

(j)	Westmoreland Coal Company 2001 Directors Compensation Policy is incorporated herein by reference to Exhibit 10.11 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.

(k)	Amended and Restated Coal Supply Agreement dated August 24, 1998, by and among The Montana Power Company, Puget Sound Energy, Inc., The Washington Water Power Company, Portland General Electric Company, PacifiCorp and Western Energy Company is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File #001-11155).

(l)	Coal Transportation Agreement dated July 10, 1981, by and among the Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company, Basin Electric Power Cooperative, and Western Energy Company is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File #001-11155).

(m)	Amendment No. 1 to the Coal Transportation Agreement dated September 14, 1987, by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company and Western Energy Company is incorporated herein by reference to Exhibit 10.3 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File #001-11155).

(n)	Amendment No. 2 to the Coal Transportation Agreement dated August 24, 1998, by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company, Basin Electric Power Cooperative, and Western Energy Company is incorporated herein by reference to Exhibit 10.4 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File #001-11155).

(o)	Lignite Supply Agreement dated August 29, 1979, between Northwestern Resources Co. and Utility Fuels Inc. is incorporated herein by reference to Exhibit 10.5 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File #001-11155).

(p)	Settlement Agreement and Amendment of Existing Contracts dated August 2, 1999, between Northwestern Resources Co. and Reliant Energy, Incorporated is incorporated herein by reference to Exhibit 10.6 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File #001-11155).

(q)	Term Loan Agreement dated as of April 27, 2001 by and among Westmoreland Mining LLC, WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., the other entities from time to time party thereto as guarantors, and the purchasers named in Schedule A thereto is incorporated herein by reference to Exhibit 99.2 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File #001-11155).

(r)	Credit Agreement dated as of April 27, 2001 by and among Westmoreland Mining LLC, WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., the other entities from time to time party thereto as guarantors, the banks party thereto, and PNC Bank, National Association, in its capacity as agent for the banks is incorporated herein by reference to Exhibit 99.3 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File #001-11155).

(s)	First Amendment to Credit Agreement dated as of August 15, 2001 among Westmoreland Mining LLC, the Loan Parties under the Credit Agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent, is incorporated herein by reference to Exhibit 10.7 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File #001-11155).

(t)	First Amendment to Note Purchase Agreement dated as of August 15, 2001 among Westmoreland Mining LLC, the other Obligors under the Agreement, the Purchasers under the Agreement, and PNC Capital Markets, Inc., as lead arranger, is incorporated herein by reference to Exhibit 10.8 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File #001-11155).

(u)	Amendment No. 2 to Credit Agreement dated February 27, 2002 among Westmoreland Mining LLC, the Loan Parties under the Credit Agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent, is incorporated herein by reference to Exhibit 10(w) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File #001-11155).

(v)	Second Amendment to Term Loan Agreement dated February 27, 2002 among Westmoreland Mining LLC, the other Obligors under the Agreement, the Purchasers under the Agreement, and PNC Capital Markets, Inc., as lead arranger, is incorporated herein by reference to Exhibit 10(x) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File #001-11155).

(w)	Third Amendment to Term Loan Agreement dated March 8, 2004 among Westmoreland Mining LLC, the other Obligors under the Agreement, the Purchasers under the Agreement, and PNC Capital Markets, Inc., as lead arranger, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed March 10, 2004 (SEC File #001-11155).

(x)	Third Amendment to Credit Agreement dated March 8, 2004 among Westmoreland Mining LLC, the Loan Parties under the Credit Agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent, is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Current Report on Form 8-K filed March 10, 2004 (SEC File #001-11155).

(y)	Fourth Amendment to Credit Agreement dated December 21, 2005 among Westmoreland Mining LLC, the Loan Parties under the Credit agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed on December 22, 2005 (SEC File #001-11155)

(z)	Loan Agreement dated as of December 14, 2001 between Westmoreland Coal Company, a Delaware corporation, and First Interstate Bank, a Montana corporation, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed December 19, 2001 (SEC File #001-11155).

(aa)	First Amendment dated as of December 24, 2002 to Loan Agreement dated December 14, 2001 between Westmoreland Coal Company, a Delaware corporation, and First Interstate Bank, a Montana corporation, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed January 28, 2003 (SEC File #001-11155).

(bb)	Second Amendment dated as of January 24, 2003 to Loan Agreement dated December 14, 2001 between Westmoreland Coal Company, a Delaware corporation, and First Interstate Bank, a Montana corporation, is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Current Report on Form 8-K filed January 28, 2003 (SEC File #001-11155).

(cc)	Third Amendment effective as of June 24, 2004 to Loan Agreement dated December 14, 2001 between Westmoreland Coal Company, a Delaware corporation, and First Interstate Bank, a Montana corporation, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed June 30, 2004 (SEC File #011-11155).

(dd)	Pledge Agreement dated as of April 27, 2001, by and among Westmoreland Coal Company, Westmoreland Mining LLC, the other entities from time to time party thereto as pledgors, and Firstar Bank, N.A., as collateral agent for the purchasers in connection with the Term Loan Agreement, is incorporated herein by reference to Exhibit 99.4 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File #001-11155).

(ee)	Pledge Agreement dated as of April 27, 2001, by and among Westmoreland Coal Company, Westmoreland Mining LLC, the other entities from time to time party thereto as pledgors, and Firstar Bank, N.A., as collateral agent for the banks in connection with the Revolving Credit Agreement, is incorporated herein by reference to Exhibit 99.5 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File #001-11155).

(ff)	Continuing Agreement of Guaranty and Suretyship dated as of April 27, 2001, by and among WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., and each of the other persons which becomes a guarantor thereunder, in favor of the purchasers under the Term Loan Agreement, is incorporated herein by reference to Exhibit 99.6 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File #001-11155).

(gg)	Continuing Agreement of Guaranty and Suretyship dated as of April 27, 2001, by and among WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., and each of the other persons which becomes a guarantor thereunder, in favor of PNC Bank, National Association, as agent for the banks in connection with that Credit Agreement, is incorporated herein by reference to Exhibit 99.7 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File #001-11155).

(hh)	Security Agreement dated as of April 27, 2001, by and among Westmoreland Mining LLC, WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., and each of the other persons which becomes a guarantor under the Term Loan Agreement and Firstar Bank, N.A., as collateral agent for the purchasers under the Term Loan Agreement, is incorporated herein by reference to Exhibit 99.8 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File #001-11155).

(ii)	Stock Purchase Agreement dated as of September 15, 2000 by and between Westmoreland Coal Company and Entech, Inc. is incorporated herein by reference to Exhibit 99.1 to Westmoreland’s Current Report on Form 8-K filed February 5, 2001 (SEC File #001-11155).

(jj)	Westmoreland Coal Company 2002 Long-Term Incentive Stock Plan is incorporated herein by reference to Annex A to Westmoreland’s Definitive Proxy Statement filed April 23, 2002 (SEC File #001-11155).

(kk)	Letter Agreement dated June 18, 2002, between Reliant-HL&P and Northwestern Resources Co. is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (SEC File #001-11155).

(ll)	Approved Westmoreland Coal Company 2000 Performance Unit Plan, dated May 22, 2003, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC File #001-11155).

(mm)	First Amendment to Westmoreland Coal Company 2000 Non-employee Directors’ Stock Incentive Plan, dated May 22, 2003, is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC File #001-11155).

(nn)	Termination Agreement for Robert J. Jaeger, Chief Financial Officer, is incorporated herein by reference to Exhibit 10.3 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC File #001-11155)

(oo)	Supplemental Settlement Agreement and Amendment of Existing Contracts Between Northwestern Resources Company and NRGT, dated January 30, 2004, is incorporated herein by reference to Exhibit 10(nn) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File #001-11155).

(pp)	Letter Agreement Regarding Lignite Supply Agreement dated September 21, 2005 between Texas Genco II, L.P. and Texas Westmoreland Coal Company, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report Form 10-Q for the quarter ended September 30, 2005 (SEC File #001-11155).

(18)	Preferability Letter

(21)	Subsidiaries of the Registrant

(23.1)	Consent of KPMG LLP

(23.2)	Consent of Deloitte & Touche LLP

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Certifications pursuant to 18 U.S.C. Section 1350