Form 10-Q
period 2006-03-31
WESTMORELAND COAL CO
filed 2006-11-06
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 1, 2006: Common stock, $2.50 par value: 8,959,543 shares

PART I — FINANCIAL INFORMATION

ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2006	2005

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$9,938	$11,216
Receivables:
Trade	30,640	29,138
Other	4,084	7,330

	34,724	36,468
Inventories	19,215	17,576
Deferred overburden removal costs	-	14,090
Other current assets	6,469	4,816

Total current assets	70,346	84,166

Property, plant and equipment:
Land and mineral rights	77,591	77,591
Capitalized asset retirement cost	122,300	122,561
Plant and equipment	129,586	127,063

	329,477	327,215
Less accumulated depreciation, depletion and amortization	121,740	116,058

Net property, plant and equipment	207,737	211,157

Investment in independent power projects	54,276	50,869
Excess of trust assets over pneumoconiosis benefit obligation	7,679	7,463
Restricted cash and bond collateral	36,380	34,563
Advanced coal royalties	3,797	3,874
Deferred overburden removal costs	-	2,717
Reclamation deposits	59,750	58,823
Contractual third party reclamation obligations	32,210	31,615
Other assets	10,384	10,624

Total Assets	$482,559	$495,871

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)

	(Unaudited)
	March 31,	December 31,
	2006	2005

	(In thousands)
Liabilities and Shareholders' Deficit
Current liabilities:
Current installments of long-term debt	$12,774	$12,437
Accounts payable and accrued expenses:
Trade	27,990	33,307
Deferred revenue – current	823	583
Income taxes	2,557	2,293
Production taxes	22,732	19,609
Workers' compensation	984	949
Postretirement medical costs	17,106	17,160
Asset retirement obligations	15,788	17,890

Total current liabilities	100,754	104,228

Long-term debt, less current installments	91,726	94,306
Revolving lines of credit	4,000	5,500
Workers' compensation, less current portion	8,349	8,394
Postretirement medical costs, less current portion	126,031	124,746
Pension and SERP obligations	17,271	16,171
Deferred revenue – less current portion	1,157	1,251
Asset retirement obligations, less current portion	141,908	140,517
Other liabilities	6,404	6,810
Minority interest	4,623	4,140

Commitments and contingent liabilities

Shareholders' deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 205,083 shares at March 31, 2006
and at December 31, 2005	205	205
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 8,474,274 shares at March 31, 2006
and 8,413,312 shares at December 31, 2005	21,186	21,033
Other paid-in capital	76,906	75,344
Accumulated other comprehensive loss	(11,375)	(11,409)
Accumulated deficit	(106,586)	(95,365)

Total shareholders' deficit	(19,664)	(10,192)

Total Liabilities and Shareholders' Deficit	$482,559	$495,871

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statements of Operations

	(Unaudited)
Three Months Ended March 31,	2006	2005

	(In thousands, except per share data)
Revenues:
Coal	$94,634	$85,863
Independent power projects – equity in earnings	4,458	5,169

	99,092	91,032

Costs and expenses:
Cost of sales – coal	73,865	67,758
Depreciation, depletion and amortization	5,920	5,465
Selling and administrative	9,426	6,334
Heritage health benefit expenses	7,024	7,772
Gain on sales of assets	(5,016)	(21)

	91,219	87,308

Operating income	7,873	3,724

Other income (expense):
Interest expense	(2,654)	(2,804)
Interest income	1,133	723
Minority interest	(483)	(292)
Other	197	171

	(1,807)	(2,202)

Income before income taxes and cumulative effective of change in accounting principle	6,066	1,522
Income tax expense	(277)	(1,492)

Income before cumulative effect of change in accounting principle	5,789	30
Cumulative effect of change in accounting principle	-	2,662

Net income	5,789	2,692
Less preferred stock dividend requirements	(436)	(436)

Net income applicable to common shareholders	$5,353	$2,256

Net income per share applicable to common shareholders before the cumulative effect of change in accounting principle:
Basic	$0.63	$(0.05)
Diluted	$0.60	$(0.05)
Net income per share applicable to common shareholders from cumulative effect of change in accounting principle:
Basic	-	0.32
Diluted	-	0.30

Net income per share applicable to common shareholders:
Basic	$0.63	$0.28
Diluted	$0.60	$0.25

Weighted average number of common shares outstanding:
Basic	8,430	8,192
Diluted	8,928	8,874

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statement of Shareholders' Deficit and Comprehensive Income Three Months Ended March 31, 2006 (Unaudited)

	Class A Convertible Exchangeable Preferred Stock	Common Stock	Other Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit (Restated)	Total Shareholders' Deficit

	(In thousands)
Balance at December 31, 2004 (205,083 preferred and 8,168,601 common shares outstanding)	$205	$20,421	$73,143	$(8,529)	$(88,611)	$(3,371)
Common stock issued as compensation (72,863 shares)	-	183	1,536	-	-	1,719
Common stock options exercised (171,848 shares)	-	429	665	-	-	1,094
Dividends declared	-	-	-	-	(820)	(820)
Net loss	-	-	-	-	(5,934)	(5,934)
Minimum pension liability	-	-	-	(3,388)	-	(3,388)
Change in unrealized gain on interest rate swap agreement	-	-	-	508	-	508

Comprehensive loss						(8,814)

Balance at December 31, 2005 (205,083 preferred shares and 8,413,312 common shares outstanding)	205	21,033	75,344	(11,409)	(95,365)	(10,192)
Cumulative effect of change in accounting for deferred overburden removal costs	-	-	-	-	(16,805)	(16,805)
Common stock issued as compensation (14,962 shares)	-	38	345	-	-	383
Common stock options exercised (46,000 shares)	-	115	211	-	-	326
Adjustment for stock appreciation rights previously classified as a liability upon adoption of FAS 123(R)	-	-	1,006	-	-	1,006
Dividends declared	-	-	-	-	(205)	(205)
Net income	-	-	-	-	5,789	5,789
Change in unrealized gain on interest rate swap agreement	-	-	-	34	-	34

Comprehensive income						5,823

Balance at March 31, 2006 (205,083 preferred shares and 8,474,274 common shares outstanding)	$205	$21,186	$76,906	$(11,375)	$(106,586)	$(19,664)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statements of Cash Flows

	(Unaudited)
Three Months Ended March 31,	2006	2005

	(In thousands)
Cash flows from operating activities:
Net income	$5,789	$2,692
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings from independent power projects	(4,458)	(5,169)
Cash distributions from independent power projects	1,085	4,800
Cumulative effect of change in accounting principle	-	(2,662)
Depreciation, depletion and amortization	5,920	5,465
Stock compensation expense	383	332
Gain on sales of assets	(5,016)	(21)
Minority interest	483	292
Net change in operating assets and liabilities	(1,350)	387

Net cash provided by operating activities	2,836	6,116

Cash flows from investing activities:
Additions to property, plant and equipment	(2,808)	(4,700)
Change in restricted cash and bond collateral and reclamation deposits	(2,744)	(1,080)
Net proceeds from sales of assets	5,060	21

Net cash used in investing activities	(492)	(5,759)

Cash flows from financing activities:
Proceeds from long-term debt	873	-
Repayment of long-term debt	(3,116)	(2,762)
Net repayments on revolving lines of credit	(1,500)	-
Exercise of stock options	326	480
Dividends on preferred stock	(205)	(205)

Net cash used in financing activities	(3,622)	(2,487)

Net decrease in cash and cash equivalents	(1,278)	(2,130)
Cash and cash equivalents, beginning of period	11,216	11,125

Cash and cash equivalents, end of period	$9,938	$8,995

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,406	$2,500
Income taxes	$12	$39

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in that Annual Report. Most of these accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.

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

2.	SUBSEQUENT EVENT

        On June 29, 2006, Westmoreland Coal Company (the “Company”) acquired a 50 percent partnership interest in the 230 MW Roanoke Valley (“ROVA”) power project located in Weldon, North Carolina from a subsidiary of E.ON U.S. LLC – formerly LG&E Energy LLC. The acquisition increased the Company’s ownership interest in the ROVA project to 100 percent. As part of the same transaction, the Company acquired certain additional assets from LG&E Power Services LLC, a subsidiary of E.ON U.S., consisting primarily of contracts under which the Company will now operate the ROVA project and four other power plants in Virginia.

        The Company paid $27.5 million in cash at closing for the 50% interest in ROVA and other assets acquired. The Company also assumed E.ON U.S.‘s share of non-recourse project debt in the amount of $85.5 million. In conjunction with the acquisition of ROVA, the Company paid a $2.5 million fee to Dominion North Carolina Power in exchange for its agreement to waive the right of first refusal which it claimed to have in connection with the transaction. The total purchase price of $30.3 million also includes $0.3 million in transaction costs. The Company was also required to deposit an additional $5.0 million into ROVA’s debt protection account as a result of the acquisition.

3.	CHANGES IN ACCOUNTING PRINCIPLES

DEFERRED OVERBURDEN REMOVAL COSTS

        In June 2005, the FASB ratified a modification to the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF 04-06 “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” The EITF clarified that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The effect of initially applying this consensus is accounted for in a manner similar to a cumulative effect adjustment with the adjustment recognized in the opening balance of retained earnings in the year of adoption. The Company adopted EITF 04-6 effective January 1, 2006. The adjustment to eliminate deferred stripping costs, previously recorded on the balance sheet as deferred overburden removal costs, was recorded as a $16.8 million cumulative effect adjustment to the beginning accumulated deficit as of January 1, 2006. During the three months ended March 31, 2006, net income was $0.3 million lower than it would have been under the Company’s previous methodology of accounting for deferred stripping costs, an impact of $0.04 per fully diluted share.

        Before adopting EITF 04-06, the Company expensed these costs using methods and estimates consistent with those used to account for preproduction stripping costs. All stripping costs incurred during the production phase subsequent to January 1, 2006 are considered production costs of inventory and recognized as a component of cost of sales-coal when the coal is sold.

SHARE-BASED PAYMENTS

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees and directors, including grants of stock options, be recognized in the financial statements based on their fair values.

        The Company adopted SFAS No. 123(R) on January 1, 2006, as prescribed, using the modified prospective method. Accordingly, compensation expense is recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that were outstanding as of January 1, 2006 is being recognized ratably over the remaining vesting period, based on the fair value of the awards at date of grant as calculated for the pro forma disclosure under SFAS No. 123. See Note 9 “Capital Stock”.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES

        In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which primarily changes the requirements for the accounting for and reporting of a change in accounting principle for all voluntary changes or when an accounting pronouncement does not include specific transition provisions. This applies to any future accounting changes beginning in fiscal years beginning after December 31, 2005.

INVENTORY COSTS

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: An Amendment of ARB 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires that amounts be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of inventory be based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 on January 1, 2006, as prescribed. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated results of operations or financial condition.

5.	SIGNIFICANT TRANSACTIONS

GAIN ON DISPOSAL OF ASSETS

        In February 2006 a wholly-owned subsidiary of the Company sold its undivided mineral interests in two leases in southern Colorado for net proceeds of $5.1 million and recognized a $5.1 million gain on the sale.

6.	LINES OF CREDIT AND LONG-TERM DEBT

        The amounts outstanding under the Company’s lines of credit and long-term debt at March 31, 2006 and December 31, 2005 were:

	March 31, 2006	December 31, 2005

	(In thousands)

Corporate revolving line of credit	$ 4,000	$ 5,500
WML revolving line of credit	-	-
WML term debt:
Series B Notes	65,075	67,900
Series C Notes	20,375	20,375
Series D Notes	14,625	14,625
Other term debt	4,425	3,843

Total debt outstanding	108,500	112,243
Less current portion	(12,774)	(12,437)

Total long-term debt outstanding	$ 95,726	$ 99,806

        The Company has a $14 million revolving credit facility with First Interstate Bank. Interest is payable monthly at the Bank’s prime rate (currently 7.75% per annum). The Company is required to maintain certain financial ratios. The revolving credit facility is collateralized by the Company’s stock in Westmoreland Resources Inc. (“WRI”), 100% of the common stock of Horizon Coal Services, Inc., and the dragline located at WRI’s Absaloka Mine in Big Horn County, Montana. In June 2006, the expiration date of this facility was extended to June 30, 2008.

        At March 31, 2006, the Company had approximately $55.8 million of net assets at its subsidiaries that were not available to be transferred to the Company in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries. In addition, the Company had $54.8 million of net assets attributable to its investments in independent power projects that were also not available to be transferred to the Company.

        Westmoreland Mining LLC (“WML”) has a $20 million revolving credit facility (the “Facility”) with PNC Bank National, Association (“PNC”) which expires on April 27, 2008. The interest rate is either PNC’s Base Rate plus 1.00%, or a Euro-Rate plus 3.00%, at WML’s option. WML is currently paying interest at a 8.75% annual rate under the facility. In addition, a commitment fee of ½ of 1% of the average unused portion of the available credit is payable quarterly. The amount available under the Facility is based upon, and any outstanding amounts are secured by, eligible accounts receivable.

        WML has a term loan agreement with $65.1 million in Series B Notes, $20.4 million in Series C Notes and $14.6 million in Series D Notes outstanding as of March 31, 2006. The Series B Notes bear interest at a fixed interest rate of 9.39% per annum, Series C Notes at a fixed rate of 6.85% per annum, and the Series D Notes have a variable rate based upon LIBOR plus 2.90% (currently 7.88% per annum). All of the Notes are secured by assets of WML and the term loan agreement requires the Company to comply with certain covenants and minimum financial ratio requirements.

        Pursuant to the WML term loan agreement, WML is required to maintain debt service reserve and long-term prepayment accounts. As of March 31, 2006, there was a total of $10.0 million in the debt service reserve account and $14.0 million in the long-term prepayment account, which is to be used to fund a $30.0 million payment due December 31, 2008 for the Series B Notes. The debt service reserve account and the long-term prepayment account have been classified as restricted cash in non-current assets on the consolidated balance sheet.

        The  maturities of all long-term debt and the revolving credit facilities outstanding at March 31, 2006 are:

In thousands

2006	$ 9,496
2007	17,242
2008	45,597
2009	12,255
2010	11,910
Thereafter	12,000

$ 108,500

        The Company obtained waivers from its lenders for its delay in filing financial statements for the first quarter of 2006 in the required timeframe.

7.	DERIVATIVE INSTRUMENTS

        During the first quarter of 2006, the Company entered into two derivative contracts to manage a portion of its exposure to the price volatility of diesel fuel used in its operations. In a typical commodity swap agreement, the Company receives the difference between a fixed price per gallon of diesel fuel and a price based on an agreed upon published, third-party index if the index price is greater than the fixed price. If the index price is lower, the Company pays the difference. By entering into swap agreements, the Company effectively fixes the price it will pay in the future for the quantity of diesel fuel subject to the swap agreement.

        These contracts cover approximately 4 million gallons of diesel fuel which represent an estimated two-thirds of the annual consumption at the Jewett mine, at a weighted average fixed price of $2.01 per gallon. These contracts settle monthly from February to December, 2006. The Company accounts for these derivative instruments on a mark-to-market basis through earnings. The consolidated financial statements as of March 31, 2006 reflect unrealized gains on these contracts of $0.1 million, which is recorded in other receivables and as cost of sales—coal. During the first quarter of 2006, the Company settled a portion of these contracts covering approximately 0.5 million gallons of fuel which resulted in a loss of less than $0.1 million.

8.	BENEFIT PROGRAMS

HERITAGE HEALTH BENEFIT EXPENSES

        The caption “Heritage health benefit expenses” used in the Consolidated Statements of Operations refers to costs of benefits the Company provides as required by government regulations and programs, principally the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”), contractually agreed benefits, past and current, and standard benefits provided voluntarily to attract and retain employees. The components of these expenses are:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Health care benefits	$5,948	$5,741
Combined benefit fund	995	1,188
Workers’ compensation	297	297
Black lung benefits (credit)	(216)	546

Total	$7,024	$7,772

PENSION AND POSTRETIREMENT MEDICAL BENEFITS

        The Company provides pension and postretirement medical benefits to qualified full-time employees and retired employees and their dependents, the majority of which benefits are mandated by the Coal Act. The Company incurred costs of providing these benefits during the three-month periods ended March 31, 2006 and 2005 as follows:

	Pension Benefits Three months ended March 31,		Postretirement Medical Benefits Three months ended March 31,

	2006	2005	2006	2005

	(In thousands)
Service cost	$800	$672	$158	$129
Interest cost	1,053	902	3,700	3,639
Expected return on plan assets	(931)	(850)	-	-
Amortization of deferred items	354	248	2,473	2,286

Net periodic cost	$1,276	$972	$6,331	$6,054

        The Company expects to contribute approximately $1.4 million to its pension plans during 2006. Of that amount, $0.2 million was contributed in the first quarter. The Company expects to pay approximately $19 to $20 million for postretirement medical benefits during 2006. A total of $5.4 million was paid in the first quarter of 2006.

9.	CAPITAL STOCK

        The Company has two classes of capital stock outstanding, common stock, par value $2.50 per share, and Series A Convertible Exchangeable Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”). Each share of Series A Preferred Stock is represented by four Depositary Shares. The full amount of the quarterly dividend on the Series A Preferred Stock is $2.125 per preferred share or $0.53 per Depositary Share. Partial dividends have been declared and paid since October 1, 2002, including a dividend of $0.25 per Depositary Share paid on April 1, 2006. The quarterly dividends which are accumulated but unpaid through and including April 1, 2006 amount to $17.5 million in the aggregate ($85.15 per preferred share or $21.29 per Depositary Share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current. Upon completion of the restatement of its prior period financial statements, as described in Amendment No. 1 to its Annual Report on Form 10-K, the Company is currently reporting a deficit in shareholders’ equity. As a result, the Company is prohibited from paying preferred stock dividends in the future because of the statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock ($205,000 at March 31, 2006).

INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

        As of March 31, 2006, the Company had stock options and stock appreciation rights (“SARs”) outstanding from three shareholder-approved Stock Plans for employees and three Stock Incentive Plans for directors.

        The employee plans provide for the grant of incentive stock options (“ISOs”), non-qualified options under certain circumstances, SARs and restricted stock. ISOs and SARs generally vest over two or three years, expire ten years from the date of grant, and may not have an option or base price that is less than the market value of the stock on the date of grant. The maximum number of shares that could be issued or granted under the employee plans is 1,150,000, and as of March 31, 2006, a total of 212,227 shares are available for future issue or grant.

        The non-employee director plans generally provide for the grant of options for 20,000 shares when elected or appointed, and options for 10,000 shares after each annual meeting. Beginning in 2003, rather than the annual grant of 10,000 options, each non-employee director was granted common shares with a market value of $30,000. The shares are restricted for one year from the date of grant. Additionally, each non-employee director is entitled to receive, as an individual grant upon first joining the Board, restricted common stock valued at $60,000. Beginning in 2006, directors may be granted SARs as a form of award. The maximum number of shares that could be issued or granted under the director plans is 900,000, and as of March 31, 2006, 19,176 shares were available for future issue or grant.

        On December 30, 2005 the Company accelerated the vesting of all unvested SARs, resulting in additional compensation expense of $0.5 million. The Company elected to accelerate the vesting of the SARs because doing so reduced the expense that the Company would be required to recognize in the future under SFAS No. 123(R). The Company granted 3,733 SARs under a non-employee director plan in the first quarter of 2006 which vest over a three year period. The base price of each SAR was equal to the fair value of a share of the Company’s common stock on the date of the grant. At March 31, 2006, the total intrinsic value of all SARs granted during the first quarter of 2006 was less than $0.1 million. Upon vesting, the holders may exercise the SARs and receive an amount equal to the increase in the value of the common stock between the grant date and the exercise date in shares of common stock.

        During 2005 and 2004, the Company granted 246,100 and 178,927 SARs, respectively, to certain officers and managers. No SARs, options or shares of restricted stock were granted under the employee plans during the first quarter of 2006.

        Compensation cost arising from share-based payment arrangements was $0.4 million in the quarter ended March 31, 2006. The intrinsic value of options and SARs exercised during the first quarter of 2006 was $0.8 million. Based on the market value of the Company’s common stock as of March 31, 2006, the intrinsic value of vested SARs was approximately $2.4 million, or the equivalent of approximately 91,200 shares.

        The fair value of SARs granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:

SARS Granted	Dividend Yield	Volatility	Risk-Free Rate	Expected Life

2006	None	52%	4.68%	6.5 years
2005	None	48%	3.85%	5.2 years

        No stock options were granted during 2005 or 2006. The weighted-average fair value of SARs granted in 2006 and 2005 was $23.99 and $20.82 respectively. There will be no future compensation expense arising from the SARs granted prior to 2006 because of the accelerated vesting discussed above. The unamortized compensation expense for outstanding SARS at March 31, 2006 was $0.05 million.

        Information for the first quarter of 2006 with respect to both the employee and director stock options is as follows:

	Exercise Price Range	Stock Option Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2005	$ 2.81-22.86	717,950	$ 10.20
Granted in 2006	-	-	-
Exercised in 2006	2.81-18.01	(46,000)	7.08
Expired or forfeited in 2006	-	-	-

Outstanding at March 31, 2006	$ 2.81-22.86	671,950	$ 10.41

        Information about stock options outstanding as of March 31, 2006 is as follows:

Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Vested	Weighted- Average Exercise Price

$ 2.81-5.00	294,400	3.0	$ 2.95	294,400	$ 2.95
5.01-10.00	-	-	-	-	-
10.01-15.00	100,185	6.1	12.37	95,185	11.47
15.01-22.86	277,365	6.7	17.62	203,392	17.63

Total $ 2.81-22.86	671,950	5.0	$ 10.41	592,977	$ 9.51

        Information for the first quarter of 2006 with respect to both the employee and director SARs is as follows:

	Base Price Range	Stock Appreciation Rights	Weighted- Average Base Price

Outstanding at December 31, 2005	$ 18.04-24.73	401,194	$ 20.37
Granted in 2006	23.99	3,733	23.99
Exercised in 2006	20.98-24.73	(3,200)	22.15
Expired or forfeited in 2006	-	-	-

Outstanding at March 31, 2006	$ 18.04-23.99	401,727	$ 20.39

        Information about SARs outstanding as of March 31, 2006 is as follows:

Range of Base Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Base Price	SARs Vested	Weighted- Average Base Price

$ 18.04-23.99	401,727	8.9	$ 20.39	397,994	$ 20.36

        Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company had elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123, prior to the adoption of SFAS 123(R) effective January 1, 2006. The following table illustrates the pro forma effect on net income and net income per share in 2005 as if the compensation cost for the Company’s fixed-plan stock options had been determined based on fair value at their grant dates consistent with SFAS No. 123:

		Three Months Ended March 31, 2005 (Restated)

		(In thousands)
Net income applicable to common shareholders, as reported		$2,256
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	112

Net income applicable to common shareholders		$2,144

Net income per share applicable to common shareholders:
Basic – as reported		$.28
Basic – pro forma		$.26

Diluted – as reported		$.25
Diluted – pro forma		$.24

10.	EARNINGS PER SHARE

        The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2006	2005

	(In thousands of shares)
Number of shares of common stock:
Basic	8,430	8,192
Effect of dilutive stock options	498	682

Diluted	8,928	8,874

Number of shares not included in diluted EPS
that would have been antidilutive because
exercise price of options was greater than the
average market price of the common shares	-	-

11.	INCOME TAXES

        Income tax expense attributable to income before income taxes consists of:

	Three Months Ended
	March 31,
	2006	2005

	(In thousands)
Current:
Federal	$(25)	$(168)
State	(252)	(1,324)

	(277)	(1,492)

Deferred:
Federal	-	-
State	-	-

	-	-

Income tax expense	$(277)	$(1,492)

12.	BUSINESS SEGMENT INFORMATION

        The Company’s operations have been classified into two segments: coal and independent power. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The independent power operations include the ownership of interests in cogeneration and other non-regulated independent power plants, and business development expenses. The “Corporate” classification noted in the tables represents all costs not otherwise classified, including corporate office charges and heritage health benefit expenses. Summarized financial information by segment for the quarters ended March 31, 2006 and 2005 is as follows:

Quarter ended March 31, 2006 (unaudited)

	Coal	Independent Power	Corporate	Total

	(In thousands)

Revenues:
Coal	$94,634	$-	$-	$94,634

Equity in earnings	-	4,458	-	4,458

	94,634	4,458	-	99,092
Costs and expenses:
Cost of sales – coal	73,865	-	-	73,865

Depreciation, depletion and amortization	5,831	8	81	5,920
Selling and administrative	5,438	854	3,134	9,426

Heritage health benefit expenses	-	-	7,024	7,024
Loss (gain) on sales of assets	44	-	(5,060)	(5,016)

Operating income (loss)	$9,456	$3,596	$(5,179)	$7,873

Capital expenditures	$2,426	$-	$382	$2,808

Total assets	$406,433	$54,897	$21,229	$482,559

Quarter ended March 31, 2005 (unaudited)

	Coal	Independent Power	Corporate	Total

	(In thousands)
Revenues:
Coal	$85,863	$-	$-	$85,863

Equity in earnings	-	5,169	-	5,169

	85,863	5,169	-	91,032
Costs and expenses:
Cost of sales – coal	67,758	-	-	67,758

Depreciation, depletion and amortization	5,424	4	37	5,465
Selling and administrative	5,046	326	962	6,334

Heritage health benefit expenses	-	-	7,772	7,772
Gain on sales of assets	(21)	-	-	(21)

Operating income (loss)	$7,656	$4,839	$(8,771)	$3,724

Capital expenditures	$3,844	$8	$848	$4,700

Total assets	$391,441	$50,266	$25,748	$467,455

13.	COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligation, Reclamation, Reclamation Deposits and Contractual Third Party Reclamation Obligations

        As of March 31, 2006 the Company has reclamation bonds in place for its active mines in Montana, North Dakota and Texas. The Company also has reclamation bonds in place for inactive mining sites in Virginia and Colorado, which are now awaiting final bond release. These government-required bonds assure that coal mining operations comply with applicable Federal and State regulations relating to the performance and completion of final reclamation activities. The Company currently estimates that the cost of final reclamation for its mines when they are closed at some point in the future will total approximately $393.2 million (on an undiscounted basis), or $157.7 million expressed on a present value basis. The Company’s customers and the contract operator of the Absaloka Mine are responsible for $200.9 million of these reclamation costs (on an undiscounted basis) and have secured a portion of these obligations by providing a $50 million corporate guarantee to assure performance of such final reclamation and by funding reclamation escrow accounts in the amount of approximately $59.8 million as of March 31, 2006. The reclamation escrow accounts are restricted funds and have been classified as Reclamation Deposits on the Consolidated Balance Sheets. In addition, the Absaloka contract mine operator is funding a separate reclamation escrow account that is approximately $5.1 million as of March 31, 2006. The present value of obligations of certain other customers and the Absaloka contract mine operator has been classified as contractual third party reclamation obligations on the Consolidated Balance Sheets. The Company’s estimated obligation for final reclamation that is not the contractual responsibility of others is $192.3 million (on an undiscounted basis) at March 31, 2006.

        Changes in the Company’s asset retirement obligations from January 1, 2006 to March 31, 2006 (in thousands) were:

Asset retirement obligation — beginning of year	$ 158,407
Accretion	2,532
Settlements (final reclamation performed)	(3,243)

Asset retirement obligation — March 31, 2006	$ 157,696

Royalty Claims

        The Company acquired Western Energy Company (“WECO”) from Montana Power Company in 2001. WECO produces coal from the Rosebud Mine, which includes federal leases, a state lease and some privately owned leases near Colstrip, Montana. The Rosebud Mine supplies coal to the four units of the adjacent Colstrip Power Plant. In the late 1970‘s, a consortium of six utilities, including Montana Power, entered into negotiations with WECO for the long-term supply of coal to Units 3 and 4 of the Colstrip Plant, which would not be operational until 1984 and 1985, respectively. The parties could not reach agreement on all the relevant terms of the coal price and arbitration was commenced. The arbitration panel issued its opinion in 1980. As a result of the arbitration order, WECO and the Colstrip owners entered into a Coal Supply Agreement and a separate Coal Transportation Agreement. Under the Coal Supply Agreement, the Colstrip Units 3&4 owners pay a price for the coal F.O.B. mine. Under the Coal Transportation Agreement, the Colstrip Units 3&4 owners pay a separate fee for the transportation of the coal from the mine to Colstrip Units 3&4 on a conveyor belt that was designed and constructed by WECO and has been continuously operated and maintained by WECO.

        In 2002, the State of Montana, as agent for the Minerals Management Service (“MMS”) of the U.S. Department of the Interior, conducted an audit of the royalty payments made by WECO on the production of coal from the federal leases. The audit covered two periods: October 1991 through December 1995, and January 1996 through 2001. Based on these audits, the Office of Minerals Revenue Management (“MRM”) of the Department of the Interior issued orders directing WECO to pay royalties in the amount of $7.0 million on the proceeds received from the Colstrip owners under the Coal Transportation Agreement during the two audit periods. Both orders held that the payments for transportation were payments for the production of coal. The Company believes that only the costs paid for coal production are subject to the federal royalty, not payments for transportation.

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

        The total amount of the MMS royalty claims including interest through the end of 2003 was approximately $5.0 million. This amount, if payable, is subject to interest through the date of payment, and as discussed above, the audit only covered the period through 2001.

        In 2003, the State of Montana Department of Revenue (“DOR”) assessed state taxes for years 1997 and 1998 on the transportation charges collected by WECO from the Colstrip Units 3&4 owners. The taxes are payable only if the transportation charges are considered payments for the production of coal. The DOR is relying upon the same arguments used by the MMS in its royalty claims. WECO has disputed the state tax claims. It is anticipated that the state tax claims will be resolved following the outcome of WECO’s appeal of the MMS royalty claims or subsequent proceedings in federal court. The total of the state tax claims through the end of 1998, including interest through the end of 2003, was approximately $3.6 million. If this amount is payable it is subject to interest from the time the tax payment was due until it is paid.

        The MMS has asserted two other royalty claims against WECO. In 2002, the MMS held that “take or pay” payments received by WECO during the period from October 1, 1991 to December 31, 1995 from two Colstrip Units 3&4 owners were subject to the federal royalty. The MMS is claiming that these “take or pay” payments are payments for the production of coal, notwithstanding that no coal was produced. WECO filed a notice of appeal with MMS on October 22, 2002, disputing this royalty demand. No ruling has yet been issued by MMS. The total amount of the royalty demand, including interest through August 2003, is approximately $2.7 million.

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

        Finally, in May 2005 the State of Montana asserted a demand for unpaid royalties on the state lease for the period from January 1, 1996 through December 31, 2001. This demand, which was for $0.6 million, is based on the same arguments as those used by the MMS in its claim for payment of royalties on transportation charges and the 1997 retroactive “inequities” adjustment of the coal price payable by Puget Sound.

        Neither the MMS nor the DOR has made royalty or tax demands for all periods during which WECO has received payments for transportation of coal. Presumably, the royalty and tax demands for periods after the years in dispute—generally, 1997 to 2001—and future years will be determined by the outcome of the pending proceedings. However, if the MMS and DOR were to make demands for all periods through the present, including interest, the total amount claimed against WECO, including the pending claims and interest thereon through March 31, 2006, could exceed $40 million.

        The Company believes that WECO has meritorious defenses against the royalty and tax demands made by the MMS and the DOR. The Company expects a favorable ruling from the IBLA, although it could be a year or more before the IBLA issues its decision. If the outcome is not favorable to WECO, the Company plans to seek relief in Federal district court.

        Moreover, in the event of a final adverse outcome with DOR and MMS, the Company believes that certain of the Company’s customers are contractually obligated to reimburse the Company for any royalties and taxes imposed on the Company for the production of coal sold to the Colstrip owners, plus the Company’s legal expenses. Consequently, the Company has not recorded any provisions for these matters. Legal expenses associated with these matters are expensed as incurred. WECO may be able to recover these expenses from the Colstrip owners upon the final determination of these claims.

Halifax County Property Tax

        The ROVA project is located in Halifax County, North Carolina and is the County’s largest taxpayer. Currently, the ROVA project has outstanding personal property assessments for years 2002 to 2005, including interest and penalties, totaling approximately $3.6 million. The ROVA project has provided for the assessments in its financial statements. The ROVA project is attempting to reach a settlement with Halifax County that would reduce the amount of the outstanding assessments.

Rensselaer Tax Assessment

        Niagara Mohawk Power Corporation (“NIMO”) was party to power purchase agreements with independent power producers, including the Rensselaer project, in which we owned an interest. In 1997, the New York Public Service Commission approved NIMO’s plan to terminate or restructure 29 power purchase contracts. The Rensselaer project agreed to terminate its Power Purchase and Supply Agreement after NIMO threatened to seize the project under its power of eminent domain. NIMO and the Rensselaer project executed a settlement agreement in 1998 with a payment to the project. On February 11, 2003, the North Carolina Department of Revenue notified us that it had disallowed the exclusion of gain as non-business income from the settlement agreement between NIMO and the Rensselaer project. The State of North Carolina assessed a current tax of $3.5 million, interest of $1.3 million (through 2004), and a penalty of $0.9 million. We consequently filed a protest. The North Carolina Department of Revenue held a hearing on May 28, 2003. In November 2003, we submitted further documentation to the State to support our position. On January 14, 2005, the North Carolina Department of Revenue concluded that the additional assessment is statutorily correct. On July 27, 2005, the Company responded to the North Carolina Department of Revenue providing additional information. Unless an acceptable settlement can be reached, the Company may pursue a formal hearing with the Department of Revenue and/or appeal the Department’s assessment to the Superior Court of North Carolina. During the third quarter of 2005, the Company accrued a reserve of $2.1 million, which is the amount at which the Company believes a settlement of this tax claim is likely.

Other Contingencies

        Combined Benefit Fund

        Under the Coal Act, we are required to provide postretirement medical benefits for certain UMWA miners and their dependents by making payments into certain benefit plans, one of which is the Combined Benefit Fund (“CBF”).

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

        Oral arguments before the Fourth Circuit Court of Appeals were held on September 21, 2006.

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

        1992 UMWA Benefit Plan Surety Bond

        On May 11, 2005, XL Specialty Insurance Company and XL Reinsurance America, Inc. (together, “XL”), filed in the U.S. District Court, Southern District of New York, a Complaint for Declaratory Judgment against Westmoreland Coal Company and named Westmoreland Mining LLC as a co-defendant. The Complaint asks the court to confirm XL’s right to cancel a $21.3 million bond that secures Westmoreland’s obligation to pay premiums to the UMWA 1992 Plan, and also asks the court to direct Westmoreland to pay $21.3 million to XL to reimburse XL for the $21.3 million that would be drawn under the bond by the 1992 Plan Trustees upon cancellation of the bond.

        At a hearing held on January 31, 2006, the judge changed the venue to the United States District Court for New Jersey.

        The Company believes that it has no obligation to reimburse XL for draws under the bond unless the draw is the result of a default by the Company under its obligations to the UMWA 1992 Plan. No default has occurred. If XL prevails on its claim, the Company will be required to provide cash collateral of $21.3 million for its obligations to the 1992 Plan or, alternatively, provide a letter of credit.

        Landowner Claim

        In 1998, Basin Resources Inc., a subsidiary of the Company, paid a landowner $48,000 to settle a claim that Basin’s operations had caused subsidence that damaged his home. On March 22, 2001, the landowner filed a second claim in Las Animas County Court, Colorado, again alleging that Basin’s operations had caused subsidence that damaged his home. Basin contested this claim. In December 2002, a judge of that court determined that subsidence had occurred and awarded the landowner damages of $622,000 plus attorney’s fees. Based on the court decision, the Company recorded a reserve for the amount of the award. The Company believes that this award was excessive, in part because the landowner’s own expert placed the cost of repair at less than $100,000. The Company also believes the settlement in the first case bars the second claim. The Company appealed to the Colorado Intermediate Court of Appeals, which affirmed the lower court’s decision on November 17, 2005. The Company’ motion for reconsideration, filed on December 1, 2005, was denied. We filed a Petition for Writ of Certiorari with the Colorado Supreme Court on March 27, 2006.

Derivative Action Brought by Washington Group International, Inc., in Connection With Sales Agency Agreement

        On February 17, 2006, we were served with a complaint filed by Washington Group International, Inc. (“WGI”) in Colorado District Court, City and County of Denver. The defendants in this legal action were Westmoreland Coal Company, Westmoreland Coal Sales Company (“WCSC”), Westmoreland Resources, Inc. (“WRI”), and certain directors and officers of WRI. WGI owns a 20% interest in WRI and the Company owns the remaining 80%. This litigation related to a coal sales agency agreement, between WRI and WCSC, a wholly owned subsidiary of the Company, which was entered into in January of 2002. Under this coal sales agency agreement, WCSC agreed to act as agent for WRI in marketing and selling WRI’s produced coal in exchange for an agency fee per ton sold. WGI objected to this fee and claimed in its complaint that the directors of WRI and its President breached their fiduciary duty by granting an over-market agency fee to an affiliated company. WGI’s share of the amount in dispute, if the fee was to be rescinded retroactively to 2002 and the fee then in effect applied, is approximately $0.6 million. The Company believes that the sales agency fee reflects a fair rate for marketing and selling coal since 2002 and further believes that WCSC provides service to WRI for which it should be compensated at a fair rate.

        On April 3, 2006, WGI and the Company agreed to submit the determination of the coal sales agency fee to binding arbitration if the dispute cannot be resolved through negotiations and mediation. Pursuant to this agreement, the litigation described above was dismissed with prejudice at the request of WGI.

        West Virginia Flood Litigation

        From late 2001 to early 2003, the Company was named as a defendant in two civil actions filed in Boone County, West Virginia, in which the plaintiffs claimed to represent a class of people adversely affected by a large flood that occurred in southern West Virginia in early July 2001. Under a local court rule for “mass litigation,” those civil actions were referred to the West Virginia Circuit Court for Raleigh County, West Virginia, where the Company was joined in a consolidated proceeding with approximately 200 defendants named by more than 2,000 plaintiffs in thirty-five civil actions filed originally in eight counties in southern West Virginia. The Complaints were similar in that they alleged that the defendants were engaged in activities that altered the landscape causing excess amounts of surface water to flow upon plaintiffs’ lands, thereby causing damage to their property. The causes of action pleaded included strict liability, negligence, nuisance, trespass, and gross negligence or recklessness. All of the Complaints sought punitive damages. The Company responded to the complaints by denying liability. We were able to negotiate from plaintiffs’ counsel an informal dismissal of the Company without prejudice. However, when new Plaintiffs asserted claims in an Amended Complaint that was filed in the consolidated cases on September 30, 2005 in the West Virginia Circuit Court for Raleigh County, the Company was again included as a defendant, perhaps because the Company’s name appeared on pleadings filed early in this litigation. With the filing and service of amended complaints, the number of Plaintiffs now exceeds 4,000.

        On December 2, 2005, we responded to the Amended Complaint with a motion to dismiss the Company based on the expiration of the statute of limitations and other procedural grounds. The trial is scheduled to occur in stages, with each stage focusing on one or more particular watershed areas in southern West Virginia because each watershed has unique facts that are relevant to the issues of liability and damages. The first series of trials (organized by watershed then further by subwatershed) is underway in Raleigh County. That trial does not involve the Company, except to the extent that precedent-setting trial procedures and legal rulings are being set and made. In what could be called a “test case,” plaintiffs are proceeding generally only against the landowners that allowed mining and timbering on their properties, arguing that the combined effects of the extraction they allowed exacerbated flooding and that they should have foreseen that result.

        At the appropriate time, we will attempt to obtain from plaintiffs’ counsel a voluntary dismissal of the Company based on the fact that it was not, at the time the flooding occurred, operating any mines in West Virginia, all active operations having ceased around 1995. If we are not successful in having the Company dismissed as a defendant, we will vigorously contest liability because we believe strongly that the Company’s mining operations prior to 1995 had no impact on the flood damage that occurred in 2001. The Company has not reserved any amount in the financial statements for this claim.

        Global Warming Class Action

        On April 26, 2006, we learned of a class action complaint filed in the United States District Court in the Southern District of Mississippi in which we are named as a defendant. The case, entitled Comer, et al. v Nationwide Insurance Company, et al. case No. 1: 05-cv-00436-RHW, has 14 named individuals as plaintiffs who filed the complaint on behalf of themselves and all others similarly situated. The defendants are: 7 large oil companies; the American Petroleum Institute; 1 to 100 unnamed oil and refining companies; 21 power generation companies; and 10 coal mining and/or coal leasing companies, including us. With respect to the coal companies, the complaint alleges that the defendants produced hydrocarbons that, when used in the production of electricity, caused the emission of “greenhouse gases”, which allegedly caused global warming, which allegedly caused, or added to, the destructiveness of Hurricane Katrina, which allegedly caused damage to the plaintiffs. The plaintiffs are seeking compensatory and punitive damages as well as expenses and legal costs.

        The Company believes there is no more than a remote possibility that it has any liability in this matter. The Company has not reserved any amount in the financial statements for this claim.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2005 to March 31, 2006

Forward-Looking Disclaimer

        Throughout this Form 10-Q, we make statements which are not historical facts or information and that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the material weaknesses in the Company’s internal controls over financial reporting identified in Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2005 (Amendment No. 1 to our 2005 Form 10-K), the associated ineffectiveness of the Company’s disclosure controls, and the possibility that, in connection with the extended review of the Company’s accounting for income taxes, additional material weaknesses in the company’s internal control over financial reporting and disclosure controls will be identified; health care cost trends; the cost and capacity of the surety bond market; the Company’s ability to manage growth and significantly expanded operations; the ability of the Company to implement its growth and development strategy; the Company’s ability to pay the preferred stock dividends that are accumulated but unpaid; the Company’s ability to retain key senior management; the Company’s access to financing; the Company’s ability to maintain compliance with debt covenant requirements or obtain waivers from its lenders in cases of non-compliance; the Company’s ability to achieve anticipated cost savings and profitability targets; the Company’s ability to successfully identify new business opportunities; the Company’s ability to negotiate profitable coal contracts, price reopeners and extensions; the Company’s ability to predict or anticipate commodity price changes; the Company’s ability to maintain satisfactory labor relations; changes in the industry; competition; the Company’s ability to utilize its income tax net operating losses; the ability to reinvest cash, including cash that has been deposited in reclamation accounts, at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; the demand for electricity; the performance of the ROVA Project and the structure of the ROVA Project’s contracts with its lenders and Dominion Virginia Power; the effect of regulatory and legal proceedings; environmental issues, including the cost of compliance with existing and future environmental requirements; the contingencies of the Company discussed in Note 13 to the Consolidated Financial Statements; the risk factors set forth below; and the other factors discussed in Items 1, 2, 3 and 7 of Amendment No. 1 to our 2005 Form 10-K filed with the Securities and Exchange Commission. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. The Company disclaims any duty to update these statements, even if subsequent events cause its views to change.

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

        As of March 31, 2006, we owned a 50% interest in the ROVA I and II coal-fired plants (see subsequent event note 2), which have a total generating capacity of 230 MW. The ROVA Project is baseloaded and supplies power pursuant to a long-term contract. We also retain a 4.49% interest in the gas-fired Fort Lupton Project, which has a generating capacity of 290 MW and provides peaking power to the local utility.

Challenges

        We believe that our principal challenges today include the following:

•	renegotiating sales prices to reflect significantly higher market prices and commodity and production costs;

•	addressing the potential impact of limited availability of tires for heavy equipment used at our mines;

•	reducing high heritage health benefit expenses which continue to be adversely affected by inflation in medical costs, potentially longer life expectancies for retirees and active employees and the failure of the UMWA retirement fund trustees to manage medical costs;

•	maintaining and collateralizing, where necessary, our Coal Act obligations and reclamation bonds;

•	funding required contributions to pension plans that are underfunded;

•	obtaining adequate capital for on-going operations and our growth initiatives;

•	implementation of a new company-wide computer system;

•	new environmental regulations, which have the potential to significantly reduce sales from our mines; and

•	claims for potential taxes and royalties asserted by various governmental entities.

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

        Postretirement Benefits and Pension Obligations

        Our most significant long-term obligations are the obligations to provide postretirement medical benefits, pension benefits, workers’ compensation and pneumoconiosis (black lung) benefits. We provide these benefits to our current and former employees and their dependents. See Notes 6, 7, 8, 9 and 10 to the Consolidated Financial Statements in Amendment No. 1 to our 2005 Form 10-K for more information about these assumptions, estimates, and obligations.

        We estimate the total amount of these obligations with the help of third party professionals using actuarial assumptions and information. Our estimates are sensitive to judgments we make about the discount rate, about the rate of inflation in medical costs, about mortality rates, and about the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003 or Medicare Reform Act on the benefits payable. We review these estimates and obligations at least annually.

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

        We do not pay pension or black lung benefits directly. These benefits are paid from trusts that we established and fund. As of March 31, 2006, our pension trusts were underfunded, and we expect to contribute approximately $1.4 million to these trusts in 2006. As of March 31, 2006, our black lung trust was overfunded by $7.7 million, and we do not expect to be required to make additional contributions to this trust.

        Asset Retirement Obligations, Reclamation Costs and Reserve Estimates

        Asset retirement obligations primarily relate to the closure of mines and the reclamation of land upon cessation of mining. We account for reclamation costs, along with other costs related to mine closure, in accordance with SFAS No. 143 – Asset Retirement Obligations or SFAS No. 143, which we adopted on January 1, 2003. This statement requires us to recognize the fair value of an asset retirement obligation in the period in which we incur that obligation. We capitalize the present value of our estimated asset retirement costs as part of the carrying amount of our long-lived assets.

        Certain of the Company’s customers have either agreed to reimburse the Company for reclamation expenditures as they are incurred or have pre-funded a portion of the expected reclamation costs. These funds will serve as sources for use in final reclamation activities.

        The liability “Asset retirement obligations” on our consolidated balance sheets represents our estimate of the present value of the cost of closing our mines and reclaiming land that has been disturbed by mining. This liability increases as land is mined and decreases as reclamation work is performed and cash expended. The asset, “Property, plant and equipment – capitalized asset retirement costs,” remains constant until new liabilities are incurred or old liabilities are re-estimated. We estimate the future costs of reclamation using standards for mine reclamation that have been established by the government agencies that regulate our operations as well as our own experience in performing reclamation activities. These estimates can and do change. Developments in our mining program also affect this estimate by influencing the timing of reclamation expenditures.

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

Liquidity and Capital Resources

               Cash provided by operating activities was $2.8 million for the three months ended March 31, 2006, compared with $6.1 million for the three months ended March 31, 2005. Cash from operations in 2006 compared to 2005 decreased primarily because of lower distributions from the ROVA project. Working capital was a deficit of $30.4 million at March 31, 2006 compared to a deficit of $20.1 million at December 31, 2005. The decrease in working capital resulted primarily from the elimination of deferred overburden removal costs as the result of a change in accounting principle discussed in Note 3 to our consolidated financial statements. This accounting adjustment had no effect on cash flows.

        We used $0.5 million of cash in investing activities in the three months ended March 31, 2006 compared to $5.8 million in the three months ended March 31, 2005. Cash provided by investing activities in 2006 included $5.1 million received from the sale of mineral interests. Cash used in investing activities in 2006 included $2.8 million of additions to property, plant and equipment for mine equipment. Cash used in investing activities in 2006 also included an increase of $2.7 million in our restricted accounts, pursuant to Westmoreland Mining’s term loan agreement and as collateral for our surety bonds. Additions to property and equipment for mine equipment and development projects in the first quarter of 2005 totaled $4.7 million. Increases in restricted cash accounts were $1.1 million in the first quarter of 2005.

        We used cash of $3.6 million in financing activities in the three months ended March 31, 2006, primarily due to $4.6 million used for the repayment of long-term and revolving debt. Cash used in financing activities of $2.5 million in the first three months of 2005 included $2.8 million for repayment of long-term debt.

        Consolidated cash and cash equivalents at March 31, 2006 totaled $9.9 million, including $0.2 million at Westmoreland Mining, $6.9 million at Westmoreland Resources, and $3.6 million at our captive insurance subsidiary. Consolidated cash and cash equivalents at December 31, 2005 totaled $11.2 million, including $3.0 million at Westmoreland Mining, $4.2 million at Westmoreland Resources, and $3.4 million at the captive insurance subsidiary. The cash at Westmoreland Mining is available to us through quarterly distributions, as described below. The cash at our captive insurance company and Westmoreland Resources is available to us through dividends.

        We had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $36.4 million at March 31, 2006 and $34.6 million at December 31, 2005. The restricted cash at March 31, 2006 included $24.1 million in Westmoreland Mining’s debt service reserve and long-term prepayment accounts. At March 31, 2006, our reclamation, workers’ compensation and postretirement medical cost obligation bonds were collateralized by interest-bearing cash deposits of $12.3 million, which amounts we have classified as non-current assets. In addition, we had accumulated reclamation deposits of $59.8 million at March 31, 2006, which we received from customers of the Rosebud Mine to pay for reclamation. We also had $5.0 million in interest-bearing debt reserve accounts for the ROVA project at March 31, 2006. This cash is restricted as to its use and is classified as part of our investment in independent power projects.

        Westmoreland Mining’s term loan agreement restricts Westmoreland Mining’s ability to make distributions to Westmoreland Coal Company from ongoing operations. Until Westmoreland Mining has fully paid the original acquisition debt, which is scheduled for December 31, 2008, Westmoreland Mining may only pay Westmoreland Coal Company a management fee and distribute to Westmoreland Coal Company 75% of Westmoreland Mining’s surplus cash flow. Westmoreland Mining is depositing the remaining 25% into an account that will fund the $30 million balloon payment due December 31, 2008. The agreement restricts distributions to the extent funds are needed to maintain a debt service reserve equal to the next six months principal and interest payments.

        Westmoreland Mining has a $20 million revolving credit facility which expires in April 2008. As of March 31, 2006, a letter of credit for $1.9 million was supported by the facility with the remainder of the facility available to borrow.

        As of March 31, 2006, Westmoreland Coal Company had $10 million of its $14 million revolving line of credit available to borrow.

Liquidity Outlook

        We described certain liquidity comparisons in the Liquidity Outlook section of Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2005. All of the items described in that report continue to be important to us.

Growth and Development

        We describe in Note 2 to the Consolidated Financial Statements of this Form 10-Q the June 29, 2006 acquisition of the ROVA Interest from LG&E. In addition, we discuss other growth and development opportunities in Amendment No. 1 to the 2005 Form 10-K. Please review these disclosures for more information.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements within the meaning of the rules of the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005.

Coal Operations. Coal tons sold were approximately 1% lower in the quarter ended March 31, 2006 compared to the same quarter in 2005, with increases at Beulah and Rosebud more than offset by reductions at Absaloka and Jewett. Our overall revenue has increased due to higher contract prices at all mines. Most of the Company’s coal sales contracts generally protect our operations against cost inflation, including increasing costs for commodities, either through direct pass-through or through index adjustments. During the first quarter of 2006, coal revenues increased at the Absaloka Mine compared to 2005 as a result of increased prices to its core customers. At Jewett, increased revenue in the first quarter of 2006 reflected the interim supply agreement negotiated in 2005, including a small amount of above-contract tonnage sold at above-contract rates, whereas revenue in the first quarter of 2005 included a one-time $2.4 million “catch-up” payment to recover portions of prior year cost increases for commodities. Cost of sales increased for the first quarter of 2006 compared to the comparable period in 2005 primarily as a result of increased commodity prices at all mines and increased operating costs, including the cost of electricity at one of the mines. During the first quarter of 2006, the Rosebud mine signed a new 3-year labor agreement with the union which represents the mine’s operating personnel.

        The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter Ended March 31,

	2006	2005	Change

Revenues – thousands	$94,634	$85,863	10%

Volumes – millions of equivalent coal tons	7.385	7.447	(1%)

Cost of sales – thousands	$73,865	$67,758	9%

        The Company’s business is subject to the effects of weather and some seasonality. The power-generating plants that we supply typically schedule their regular maintenance for the spring and fall seasons.

Independent Power. Our equity in earnings from independent power operations decreased to $4.5 million in the first quarter 2006 from $5.2 million in the quarter ended March 31, 2005 due to decreased generation resulting from unscheduled outages in 2006 caused by boiler and economizer tube leaks and lightning strikes. In addition, a coal transportation related credit was recorded by ROVA in the first quarter of 2005 while no such credit was recorded in the first quarter of 2006. For the quarters ended March 31, 2006 and 2005, the ROVA project produced 426,000 and 442,000 megawatt hours, respectively, and achieved average capacity factors of 93% and 96%, respectively. We also recognized $117,000 in equity earnings in first quarter 2006, compared to $211,000 in the quarter ended March 31, 2005, from our 4.49% interest in the Ft. Lupton project.

Costs and Expenses. Depreciation, depletion and amortization increased to $5.9 million in the first quarter of 2006 compared to $5.5 million in 2005‘s first quarter. The increase is primarily related to capital expenditures at the mines for both continued mine development and the replacement of mining equipment and increased amortization of capitalized asset retirement costs.

        Selling and administrative expenses increased to $9.4 million in the quarter ended March 31, 2006 compared to $6.3 million in the quarter ended March 31, 2005. Approximately $2.0 million of the increase is a result of increased long-term incentive compensation accruals in the first quarter of 2006 compared to the three months ended March 31, 2005 because the price of the Company’s stock increased in the first quarter of 2006 compared to certain stock indices. In general, this expense increases or decreases as the market price of the Company’s common stock increases or decreases. The other significant contributor to the quarter-over-quarter increase is personnel and related costs incurred as part of our investment in development activities.

        Heritage health benefit costs decreased to $7.0 million in the first quarter of 2006 from $7.8 million in the first quarter of 2005 due primarily to lower Combined Benefit Fund premiums and an increase in the amount by which the black lung trust is over-funded as a result of increased discount rates, which decrease the black lung liabilities.

        During the first quarter of 2006, the Company sold its undivided mineral interests in two leases in southern Colorado to an independent oil and gas company. The sale of the leases resulted in a pre-tax gain of $5.0 million.

        Interest expense was $2.7 million and $2.8 million for the three months ended March 31, 2006 and 2005, respectively. Interest income increased in 2006 due to higher short-term investments earning interest and because there were larger restricted cash and surety bond collateral balances that are invested.

        Income tax expense was $0.3 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively. Deferred federal income tax expense accrued on income before tax was offset by a change in the valuation allowance. Income tax expense includes state income taxes payable in certain states and alternative minimum tax.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

        The Company produces and sells commodities – principally coal and electric power – and also purchases commodities – principally diesel fuel, steel, and electricity.

        The Company produces and sells coal through its subsidiaries, Westmoreland Resources, Inc. and Westmoreland Mining LLC, and the Company produces and sells electricity and steam through its subsidiary Westmoreland Energy LLC. Nearly all of the Company’s coal production and all of its electricity and steam production are sold through long-term contracts with customers. These long-term contracts reduce the Company’s exposure to changes in commodity prices. These contracts typically contain price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised. The price may be adjusted in accordance with changes in broad economic indicators, such as the consumer price index; commodity-specific indices, such as the PPR-light fuel oils index; and/or changes in our actual costs. Contracts may also contain periodic price reopeners or renewal provisions, which give us the opportunity to adjust the price of our coal to reflect developments in the marketplace.

        The Company also purchases commodities. The Company manages some of the risk associated with the costs of these commodities by entering into contracts for the sale of its products with the adjustment features discussed above. During the first quarter of 2006, the Company entered into two derivative contracts to manage a portion of its exposure to the price volatility of diesel fuel used in its operations. In a typical commodity swap agreement, the Company receives the difference between a fixed price per gallon of diesel fuel and a price based on an agreed upon published, third-party index if the index price is greater than the fixed price. If the index price is lower, the Company pays the difference. By entering into swap agreements, the Company effectively fixes the price it pays in the future for the quantity of diesel fuel subject to the swap agreement.

        These contracts cover approximately 4 million gallons of diesel fuel which represent an estimated two-thirds of the annual consumption at the Jewett mine, at a weighted average fixed price of $2.01 per gallon. These contracts settle monthly from February to December, 2006. The Company accounts for these derivative instruments on a mark-to-market basis through earnings. The consolidated financial statements as of March 31, 2006 reflect unrealized gains on these contracts of $0.1 million, which is recorded in other receivables and as cost of sales—coal.

Interest Rate Risk

        The Company and its subsidiaries are subject to interest rate risk on its debt obligations. Long-term debt obligations have fixed interest rates. The Company’s revolving lines of credit have a variable rate of interest indexed to either the prime rate or LIBOR. Based on balances outstanding on the lines of credit as of March 31, 2006, a one percent change in the prime interest rate or LIBOR would increase or decrease interest expenses by $40,000 on an annual basis. Westmoreland Mining’s Series D Notes under its term debt agreement have a variable interest rate based on LIBOR. A one percent change in the LIBOR would increase or decrease interest expense by $146,000 on an annual basis.

        The Company’s heritage health benefit expenses are also impacted by interest rate changes because its pension, pneumoconiosis and post-retirement medical benefit obligations are recorded on a discounted basis.

        The carrying value and estimated fair value of the Company’s long-term debt with fixed interest rates at March 31, 2006 were $85.5 million and $91.2 million, respectively.

ITEM 4
CONTROLS AND PROCEDURES

        The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As disclosed in Ammendment No. 1 to the Company’s annual report on form 10-K, the Company has restated its previously issued consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, and selected financial information for the years 2001 to 2005. The consolidated balance sheets and statements of operations have been restated to correct errors in the Company’s accounting for income taxes, its accounting for asset retirement obligations, and the classification of restricted cash. The restatement adjustments had no effect on the cash flows of the Company for any of the periods presented.

        As a result of the need to restate its previously issued financial statements,, the Company’s chief executive officer and chief financial officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were not effective. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for changes made which were designed to remediate the two material weaknesses identified in the Company’s original Annual Report on Form 10-K for the year ended December 31, 2005.

PART II — OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

        The Company is party to litigation described in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under “Item 3 — Legal Proceedings,” and in this Form 10-Q in Note 13 to our Consolidated Financial Statements.

ITEM 1A
RISK FACTORS

        In addition to the trends and uncertainties described elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are subject to the risks set forth below.

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

        Our coal mining operations are all surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production and increase the cost of mining at particular mines for varying lengths of time and negatively affect our profitability. These conditions or events include:

•	unplanned equipment failures, which could interrupt production and require us to expend significant sums to repair our capital equipment, including our draglines, the large machines we use to remove the soil that overlies coal deposits;

•	geological conditions, such as variations in the quality of the coal produced from a particular seam, variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; and

•	weather conditions.

Examples of recent conditions or events of these types include the following:

•	During the first quarter of 2006, the dragline at the Absaloka Mine was unable to operate for almost one-half of the quarter due to repairs to a broken walking shoe and its electrical systems.

•	In the second quarter of 2005, our Beulah Mine experienced unusually heavy rainfall including record rainfall in June that adversely impacted overburden stability and resulted in highwall and spoil sloughage, a condition in which the side of the pit partially collapses and must be stabilized before mining can continue. Unstable conditions in the pits impacted dragline operations at that mine for a period of time. This resulted in a reduction in coal production during the quarter and caused inventory to fall which negatively affected third and fourth quarter results.

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

        We are a party to several legal proceedings which are described more fully in Note 13 (“Commitments and Contingencies”) to our Consolidated Financial Statements. Adverse outcomes in some or all of the pending cases could result in substantial damages against us or harm our business.

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

        We provide various postretirement medical and life insurance benefits to current and former employees and their dependents. We estimate the amounts of these obligations based on assumptions described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Related Matters” herein. See Note 8 to the Consolidated Financial Statements for more detail. We accrue amounts for these obligations, which are unfunded, and we pay as costs are incurred. If our assumptions change, the amount of our obligations could increase, and if our assumptions are inaccurate, we could be required to expend greater amounts than we anticipate. We regularly revise our estimates, and the amount of our accrued obligations is subject to change.

We have a significant amount of debt, which imposes restrictions on us and may limit our flexibility, and a decline in our operating performance may materially affect our ability to meet our future financial commitments and liquidity needs.

        As of March 31, 2006, our total gross indebtedness was approximately $108.5 million, which included Westmoreland Mining’s obligations under its term loan agreement. We assumed significant non-recourse debt when we successfully completed the ROVA acquisition. We also incurred additional indebtedness to finance the ROVA acquisition and we may incur additional indebtedness in the future, including indebtedness under our two existing revolving credit facilities.

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

        Federal and state laws require that we provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis and have become increasingly expensive. Bonding companies are requiring that applicants collateralize a portion of their obligations to the bonding company. In 2005, we paid approximately $2.3 million in premiums for reclamation bonds. As we permit additional areas for our mines in 2006 and 2007, the bonding requirements are expected to increase significantly and the collateral posted is expected to increase as well. Any capital that we provide to collateralize our obligations to our bonding companies is not available to support our other business activities. If the cost of our reclamation bonds continues to increase, our profitability could be reduced.

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

        Approximately one-third of the coal tonnage that we will produce in 2006 will be sold under long-term contracts to power plants that take delivery of our coal from common carrier railroads. Most of the Absaloka Mine’s sales are delivered by rail (with 6% by truck starting in 2006) and about 20% of the Rosebud Mine’s and Beulah Mine’s sales are delivered by rail. Contracts covering 80% of those rail tons are scheduled to expire between December 2006 and December 2008. As a general matter, plants that take coal by rail can buy their coal from many different suppliers. We will face significant competition, primarily from mines in the Southern Powder River Basin of Wyoming, to renew our long-term contracts with our rail-served customers, and for contracts with new rail-served customers. Many of our competitors are larger and better capitalized than we are and have coal with a lower sulfur and ash content than our coal. As a result, our competitors may be able to adopt more aggressive pricing policies for their coal supply contracts than we can. If our existing customers fail to renew their existing contracts with us on terms that are at least equivalent to those in effect today, or if we are unable to replace our existing contracts with contracts of equal size and profitability from new customers, our revenues and profitability would be reduced.

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

        Environmental regulations by the states in which our mines are located, or in which the generating plants they supply operate, may negatively affect demand for coal in general or for our coal in particular. For example, Texas passed regulations requiring all fossil fuel-fired generating facilities in the state to reduce nitrogen oxide emissions beginning in May 2003. In January 2004, we entered into a supplemental settlement agreement with NRGT pursuant to which the Limestone Station must purchase a specified volume of lignite from the Jewett Mine. In order to burn this lignite without violating the Texas nitrogen oxide regulations, the Limestone Station is blending our lignite with coal produced by others in the Southern Powder River Basin, and using emissions credits. Considerations involving the Texas nitrogen oxide regulations might affect the demand for lignite from the Jewett Mine in the period after 2007, which is the last year covered by the four- year fixed price agreement. Notwithstanding our contractual right to deliver approximately 6.5 million tons per year, NRGT might claim that it is less expensive for the Limestone Station to comply with the Texas nitrogen oxide regulations by switching to a blend that contains relatively more coal from the Southern Powder River Basin and relatively less of our lignite. Other states are evaluating various legislative and regulatory strategies for improving air quality and reducing emissions from electric generating units. Passage of other state-specific environmental laws could reduce the demand for our coal.

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

        Under several of our existing coal supply agreements, our mines bear the cost of the diesel fuel, lubricants and other petroleum products, electricity, and other materials and supplies necessary to operate their draglines and other mobile equipment. In particular, the cost of tires for our heavy equipment at the mines has increased drastically in 2005 and 2006 as the supply has tightened due to world-wide demand, which impacts productivity and could even reduce production if replacement tires are not available. The prices of many of these commodities have increased significantly in the last year, and continued escalation of these costs would hurt our profitability or threaten the financial condition of certain operations in the absence of corresponding increases in revenue.

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

        A significant portion of the workforce at each of the Company-operated mines, except Jewett, is represented by labor unions. While we believe that our relationships with our employees at the mines are satisfactory, the nature of collective bargaining is such that there is a risk of a disruption in operations when any collective bargaining agreement reaches its expiration dates unless a renewal or extension has been accepted by the employees who are covered by the agreement. While labor strikes are generally a force majeure event in long-term coal supply agreements, thereby exempting the mine from its delivery obligations, the loss of revenue for even a short period of time could have a material adverse effect on the Company’s financial results.

We have had material weaknesses in internal control over financial reporting in the past and cannot assure that additional material weaknesses will not be identified in the future. Our failure to maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

        During the past year, the Company identified five material weaknesses in internal controls over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2. The material weaknesses in our internal control over financial reporting are described in the Amendment No. 1 to the 2005 Form 10-K under “Item 9A – Controls and Procedures”.

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

        We are not aware that the SEC has begun any formal or informal investigation in connection with accounting errors requiring restatement of 2005 and prior years’ financial statements including 2004 and 2005 quarterly financial statements, or that any laws have been violated. However, if the SEC makes a determination that the Company has violated Federal securities laws, the Company may face sanctions, including, but not limited to, monetary penalties and injunctive relief, which could adversely affect our business. In addition, the Company or its officers and directors could be named defendants in civil proceedings arising from the restatement. We are unable to estimate what our liability in either event might be.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

        Through and including October 1, 2006, the accumulated and unpaid dividends on the outstanding Series A Preferred Stock totaled $14.0 million ($21.83 per Depository Share).

        See Note 9 “Capital Stock” to our Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 5
OTHER INFORMATION

        The description of the Company’s annual incentive compensation for each of the Company’s executive officers and key managers awarded for 2005 is incorporated by reference to Westmoreland’s definitive proxy statement filed in accordance with Regulation 14A on April 17, 2006.

        In addition, the Compensation and Benefits Committee has established a similar set of weighted performance objectives for the 2006 award. The award will be determined based upon the Company’s financial performance during 2006 and awarded in early 2007.

ITEM 6
EXHIBITS

a)	Exhibits

(10.1)	Annual Bonus Opportunities for Fiscal 2006 for the Named Executive Officers of Westmoreland Coal Company.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: November 3, 2006	/s/ David J. Blair
David J. Blair
Chief Financial Officer
(A Duly Authorized Officer)

Date: November 3, 2006	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Controller and
Principal Accounting Officer
(A Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Annual Bonus Opportunities for Fiscal 2006 for the Named Executive Officers of Westmoreland Coal Company.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Certifications pursuant to 18 U.S.C. Section 1350.