Form 10-Q
period 2006-06-30
WESTMORELAND COAL CO
filed 2006-11-06
CIK 106455

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2006	2005

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$33,183	$11,216
Receivables, net:
Trade	43,677	29,138
Other	9,430	7,330

	53,108	36,468

Inventories	21,148	17,576
Deferred overburden removal costs	-	14,090
Other current assets	6,600	4,816

Total current assets	114,039	84,166

Property, plant and equipment:
Land and mineral rights	78,748	77,591
Capitalized asset retirement cost	122,119	122,561
Plant and equipment	339,417	127,063

	540,284	327,215
Less accumulated depreciation, depletion and amortization	127,549	116,058

Net property, plant and equipment	412,735	211,157

Investment in independent power projects	-	50,869
Excess of trust assets over pneumoconiosis benefit obligation	7,633	7,463
Restricted cash and bond collateral	65,668	34,563
Advanced coal royalties	3,885	3,874
Deferred overburden removal costs	-	2,717
Reclamation deposits	60,629	58,823
Contractual third party reclamation obligations	32,804	31,615
Intangible assets	14,266	-
Other assets	12,852	10,624

Total Assets	$724,511	$495,871

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)

	(Unaudited)
	June 30,	December 31,
	2006	2005

	(In thousands)
Liabilities and Shareholders' Deficit
Current liabilities:
Current installments of long-term debt	$74,327	$12,437
Accounts payable and accrued expenses:
Trade	39,448	33,307
Deferred revenue – current	871	583
Income taxes	2,261	2,293
Interest	1,793	-
Production taxes	19,689	19,609
Workers' compensation	1,017	949
Postretirement medical costs	18,267	17,160
Other current liabilities	1,191	-
Asset retirement obligations	13,685	17,890

Total current liabilities	172,549	104,228

Long-term debt, less current installments	238,103	94,306
Revolving lines of credit	12,500	5,500
Workers' compensation, less current portion	8,084	8,394
Postretirement medical costs, less current portion	127,224	124,746
Pension and SERP obligations	18,274	16,171
Deferred revenue – less current portion	1,103	1,251
Asset retirement obligations, less current portion	143,498	140,517
Other liabilities	19,630	6,810
Minority interest	4,871	4,140

Commitments and contingent liabilities

Shareholders' deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 175,388 shares at June 30, 2006
and 205,083 at December 31, 2005	175	205
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 8,832,565 shares at June 30, 2006
and 8,413,312 shares at December 31, 2005	22,081	21,033
Other paid-in capital	77,966	75,344
Accumulated other comprehensive loss	(11,341)	(11,409)
Accumulated deficit	(110,207)	(95,365)

Total shareholders' deficit	(21,326)	(10,192)

Total Liabilities and Shareholders' Deficit	$724,511	$495,871

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statements of Operations

(Unaudited)
Three months ended			Six months ended
June 30,			June 30,
2006		2005	2006	2005

(In thousands, except per share data)
Revenues:
Coal	$91,618	$85,464	$186,252	$171,327
Independent power projects — equity in earnings	3,003	3,459	7,461	8,628

	94,621	88,923	193,713	179,955

Costs and expenses:
Cost of sales — coal	72,351	71,350	146,216	139,108
Depreciation, depletion and amortization	5,913	5,473	11,833	10,938
Selling and administrative	9,854	8,531	19,280	14,865
Heritage health benefit expenses	7,076	7,810	14,100	15,582
Loss (gain) on sales of assets	70	200	(4,946)	179

	95,264	93,364	186,483	180,672

Operating income (loss)	(643)	(4,441)	7,230	(717)

Other income (expense):
Interest expense	(2,810)	(2,833)	(5,464)	(5,637)
Interest income	1,080	909	2,213	1,632
Minority interest	(726)	(267)	(1,209)	(559)
Other	452	469	649	640

	(2,004)	(1,722)	(3,811)	(3,924)

Income (loss) before cumulative effect of change in accounting principle	(2,647)	(6,163)	3,419	(4,641)
Income tax expense	(243)	(136)	(520)	(1,628)

Income (loss) before cumulative effect of change in accounting principle	(2,890)	(6,299)	2,899	(6,269)

Cumulative effect of change in accounting principle	-	-	-	2,662

Net income (loss)	(2,890)	(6,299)	2,899	(3,607)
Less preferred stock dividend requirements	388	436	824	872
Less premium on exchange of preferred stock for common stock	549	-	549	-

Net income (loss) applicable to common shareholders	$(3,827)	$(6,735)	$1,526	$(4,479)

Net income (loss) per share applicable to common shareholders before the cumulative effect of change in accounting principle:
Basic	$(0.44)	$(0.81)	$0.18	$(0.87)
Diluted	$(0.44)	$(0.81)	$0.17	$(0.87)
Net income per share applicable to common shareholders from cumulative effect of change in accounting principle:
Basic	$-	$-	$-	$0.32
Diluted	$-	$-	$-	$0.30

Net income (loss) per share applicable to common shareholders:
Basic	$(0.44)	$(0.81)	$0.18	$(0.54)
Diluted	$(0.44)	$(0.81)	$0.17	$(0.54)

Weighted average number of common shares outstanding:
Basic	8,629	8,269	8,530	8,231
Diluted	9,145	8,738	9,041	8,797

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statement of Shareholders' Deficit and Comprehensive Income Six Months Ended June 30, 2006 (Unaudited)

	Class A Convertible Exchangeable Preferred Stock	Common Stock	Other Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit (Restated)	Total Shareholders' Equity

	(In thousands except share data)
Balance at December 31, 2004 (205,083 preferred and 8,168,601 common shares outstanding)	$205	$20,421	$73,143	$(8,529)	$(88,611)	$(3,371)
Common stock issued as compensation (72,863 shares)	-	183	1,536	-	-	1,719
Common stock options	-	429	665	-	-	1,094
Dividends declared	-	-	-	-	(820)	(820)
Net loss	-	-	-	-	(5,934)	(5,934)
Minimum pension liability	-	-	-	(3,388)	-	(3,388)
Change in unrealized gain on interest rate swap agreement	-	-	-	508	-	508

Comprehensive loss total						(8,814)

Balance at December 31, 2005 (205,083 preferred shares and 8,413,312 common shares outstanding)	205	21,033	75,344	(11,409)	(95,365)	(10,192)
Cumulative effect of change in accounting for deferred overburden removal costs	-	-	-	-	(16,805)	(16,805)
Common stock issued as compensation (45,006 shares)	-	112	1,051	-	-	1,163
Common stock options exercised (152,232 shares)	-	381	541	-	-	922
Adjustment for stock appreciation rights previously classed as a liability upon adoption of FAS 123(R)	-	-	1,006	-	-	1,006
Dividends declared	-	-	-	-	(387)	(387)
Exchange of preferred shares for common stock	(30)	555	24	-	(549)	-
Net income	-	-	-	-	2,899	2,899
Change in unrealized gain on interest rate swap	-	-	-	68	-	68

Comprehensive income total						2,967

Balance at June 30, 2006 (175,388 preferred shares and 8,832,565 common shares outstanding)	$175	$22,081	$77,966	$(11,341)	$(110,207)	$(21,326)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries Consolidated Statements of Cash Flows

	(Unaudited)
Six Months Ended June 30,	2006	2005

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,899	$(3,607)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings from independent power projects	(7,461)	(8,628)
Cash distributions from independent power projects	1,086	4,814
Depreciation, depletion and amortization	11,833	10,938
Stock compensation expense	1,164	952
Loss (gain) on sales of assets	(4,946)	179
Minority interest	1,209	559
Net change in operating assets and liabilities	479	2,271

Net cash provided by operating activities	6,263	7,478

Cash flows from investing activities:
Additions to property, plant and equipment	(8,357)	(12,315)
Change in restricted cash and bond collateral and reclamation deposits	(9,685)	(2,329)
ROVA acquisition, net of cash resulting from the ROVA consolidation of $21.9 million	(7,714)	-
Net proceeds from sales of assets	5,064	569

Net cash used in investing activities	(20,692)	(14,075)

Cash flows from financing activities:
Proceeds from long-term debt	873	-
Repayment of long-term debt	(6,147)	(4,718)
Net borrowings on lines of credit	41,615	9,500
Exercise of stock options	922	562
Dividends paid to minority interest	(480)	(320)
Dividends paid on preferred stock	(387)	(410)

Net cash provided by financing activities	36,396	4,614

Net increase (decrease) in cash and cash equivalents	21,967	(1,983)
Cash and cash equivalents, beginning of period	11,216	11,125

Cash and cash equivalents, end of period	$33,183	$9,142

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,878	$4,932
Income taxes	$46	$199

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

1.	NATURE OF OPERATIONS AND LIQUIDITY

               The Company’s current principal activities, all conducted within the United States, are: (i) the production and sale of coal from Montana, North Dakota and Texas; and (ii) the development, ownership and management of interests in cogeneration and other non-regulated independent power plants. The Company’s activities are conducted through wholly-owned or majority owned subsidiaries which generally have obtained separate financing.

               Credit facilities of certain subsidiaries contain restrictions on the distribution of cash to the parent company as dividends, loans or advances (see note 5). The Company believes that the parent company has sufficient cash resources and committed financing to provide it with adequate liquidity through early 2007. The Company believes that it should be able to address the liquidity needs of the parent company through additional borrowings, the restructuring of current debt obligations, the sale of non-strategic assets, and the issuance of additional equity. The Company has taken specific actions, including discussions with potential lenders, investors and asset purchasers regarding potential transactions that the Company believes can be completed. There can be no assurance that the Company can complete any transaction on terms acceptable to the Company.

2.	ROVA ACQUISITION

               On June 29, 2006, the Company acquired a 50 percent partnership interest in the 230 MW Roanoke Valley (“ROVA”) power plant located in Weldon, North Carolina from a subsidiary of E.ON U.S. LLC – formerly LG&E Energy LLC. The acquisition increases the Company’s ownership interest in ROVA to 100 percent. As part of the same transaction, the Company acquired certain additional assets from LG&E Power Services LLC, a subsidiary of E.ON U.S. LLC, consisting primarily of five contracts under which two subsidiaries of the Company will now operate ROVA and four power plants in Virginia owned by Dominion North Carolina Power.

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

               The Company financed the acquisition and debt protection account deposit with a $30 million bridge loan facility from SOF Investments, LP (“SOF”), a $5 million term loan with First Interstate Bank, and with corporate funds.

               The SOF bridge loan has a one-year term extendable to four years at the option of the Company. The loan has an interest rate of LIBOR plus 4% (currently 9.6% per annum). The Company also paid SOF a 1% closing fee. If the Company elects to extend the loan beyond its initial one-year term, it will be required to issue warrants to purchase 150,000 shares of the Company’s common stock to SOF at a premium of 15% to the then current stock price. These warrants would be exercisable for a three-year period from the date of issuance. The loan is secured by a pledge of the semi-annual cash distributions from ROVA commencing in January 2007 as well as by pledges from the Company’s subsidiaries that directly or indirectly acquired the operating agreements.

               The $5 million term loan with First Interstate Bank has a one-year term expiring June 29, 2007. Interest is payable at the Bank’s prime rate (currently 8.25% per annum).

               As a result of the acquisition, the accounts of ROVA have been included in the consolidated balance sheet as of June 30, 2006. For financial reporting purposes, the acquisition is deemed to have occurred on June 30, 2006, and ROVA’s results of operations will be consolidated with the Company’s beginning July 1, 2006. The purchase price has been allocated based upon a preliminary appraised fair value of the identifiable assets acquired. The excess of fair value of net identifiable assets over the purchase price was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to property, plant, and equipment and intangible assets. The $30.3 million purchase price was allocated as follows (in thousands):

Assets:
Cash	$10,951
Accounts receivable	9,113
Inventory	570
Property, plant, and equipment	91,441
Restricted assets	11,613
Intangible assets	14,266
Other assets	276

Total assets	138,230

Liabilities:
Accounts payable	2,298
Accrued interest	896
Debt	90,660
Other liabilities	14,054

Total liabilities	107,908

Total purchase price	$30,322

               Restricted assets represent restricted cash deposits required to be maintained under ROVA’s debt agreement. The intangible assets relate to power sales and coal supply agreements acquired and are being amortized over the remaining life of those contracts. Debt consists of term loans and bank borrowings which were used primarily to fund the construction of the facility and qualified expenditures.

               The accounts of ROVA, including the effects of the purchase price adjustments attributable to the acquisition, that have been included in the Company’s consolidated balance sheet of June 30, 2006 are as follows (in thousands):

Assets:
Cash	$21,901
Accounts receivable	10,794
Inventory	1,157
Property, plant, and equipment	205,720
Restricted assets	28,226
Intangible assets	14,266
Other assets	3,261

Total assets	285,325

Liabilities:
Accounts payable	5,368
Accrued interest	1,793
Debt	205,986
Other liabilities	14,856

Total liabilities	228,003

Elimination of equity method investment in ROVA	$57,322

               The following table summarizes the pro forma results of operation for the three and six months ended June 30, 2006 had the ROVA acquisition taken place at the beginning of each of those periods:

	Three months ended June 30, 2006	Six months ended June 30, 2006

	(In thousands, except per share amounts)

Revenues	$111,461	$227,851
Income (loss) from operations	(1,703)	6,235
Net loss	(8,630)	(6,910)
Earnings per share
Basic:	(1.00)	(0.81)
Diluted:	(1.00)	(0.81)

               ROVA’s historical accounting policy for revenue recognition has been to record revenue as amounts were invoiced pursuant to the provisions of the power sales agreements. The power sales agreements were entered into prior to the effective date of EITF 91-06 “Revenue Recognition of Long-Term Power Sales Contracts”. Accordingly, the agreements were not subject to the accounting requirements of that consensus. The agreements also were entered into prior to the effective date of the consensus of EITF 01-08 “Determining Whether an Arrangement Contains a Lease”, and accordingly were not subject to the accounting requirement of that consensus.

               Upon the Company’s acquisition of the remaining 50% interest in ROVA, the power sales agreements are considered to be within the scope of EITF 01-08. Under the provisions of EITF 01-08 the power sales arrangements are considered to contain a lease within the scope of SFAS No. 13, “Accounting for Leases”. The lease is classified as an operating lease, and as a result, the Company will recognize revenue for future capacity payments on a straight-line basis over the remaining term of the power sales agreements. The capacity payments that ROVA receives are higher in the first 15 years of the power sales agreements, but decrease for the remaining 10 years of the agreements. As a result of this change in revenue recognition, adjustments were included in the pro forma statements of operation to reduce revenue in the three and six months ended June 30, 2006 by $7.0 million and $14.1 million, respectively.

               The pro forma statements of operations also include adjustments for the amortization of intangible assets, fair market value adjustments to property, plant, and equipment and debt, and interest expense on the acquisition debt.

3.	CHANGES IN ACCOUNTING PRINCIPLES

DEFERRED OVERBURDEN REMOVAL COSTS

               In June 2005, the FASB ratified a modification to the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF 04-06 “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” The EITF clarified that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The effect of initially applying this consensus is accounted for in a manner similar to a cumulative effect adjustment with the adjustment recognized in the opening balance of retained earnings in the year of adoption. The Company adopted EITF 04-6 effective January 1, 2006. The adjustment to eliminate deferred stripping costs, previously recorded on the balance sheet as deferred overburden removal costs, was recorded as a $16.8 million cumulative effect adjustment to the beginning accumulated deficit as of January 1, 2006. During the six months ended June 30, 2006, net loss was $0.2 million higher than it would have been under the Company’s previous methodology of accounting for deferred stripping costs, an impact of $0.04 per fully diluted share.

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

               The Company adopted SFAS No. 123(R) on January 1, 2006, as prescribed, using the modified prospective method. Accordingly, compensation expense is recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006 ratably over the vesting period based on the fair value of the awards at the date of grant. Compensation expense for the unvested portion of stock option awards that were outstanding as of January 1, 2006 is being recognized ratably over the remaining vesting period, based on the fair value of the awards at date of grant as calculated for the pro forma disclosure under SFAS No. 123. See Note 9 “Capital Stock”.

               There was no cumulative effect adjustment for the change in accounting for share based payments.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

PENSION AND OTHER POSTRETIREMENT PLANS

               In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as assets or liabilities with a corresponding adjustment to accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006. Based on our unfunded obligations as of December 31, 2005, had the adoption of SFAS 158 been effective on that date, the result would have been to increase the Company’s total liabilities by approximately $144 million and to reduce total shareholders’ equity by approximately $144 million. The adoption of SFAS 158 will not affect our future pension and postretirement medical benefit expenses, as determined by SFAS 106 and SFAS 87. By the time of adoption at December 31, 2006, changes resulting from returns on assets invested in the pension funds as well as any changes in yearend actuarial assumptions could have a significant impact on the actual amounts recorded.

5.	SIGNIFICANT TRANSACTIONS

GAIN ON DISPOSAL OF ASSETS

               In February 2006, a wholly-owned subsidiary of the Company sold its undivided mineral interests in two leases in southern Colorado for net proceeds of $5.1 million and recognized a $5.1 million gain on the sale.

6.	LINES OF CREDIT AND LONG-TERM DEBT

               The current portions and total amounts outstanding under the Company’s lines of credit and long-term debt at June 30, 2006 and December 31, 2005 were:

	Current Portions of Debt		Total Debt Outstanding

	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005

	(In thousands)

Corporate revolving line of credit	$-	$-	$5,000	$5,500
WML revolving line of credit	-	-	7,500	-
WML term debt:
Series B Notes	11,475	11,300	62,250	67,900
Series C Notes	-	-	20,375	20,375
Series D Notes	-	-	14,625	14,625
ROVA acquisition bridge loan	30,000	-	30,000	-
ROVA acquisition term loan	4,975	-	4,975	-
ROVA term debt	26,498	-	175,986	-
Other term debt	1,379	1,137	4,219	3,843

Total debt outstanding	$74,327	$12,437	$324,930	$112,243

               The maturities of all long-term debt and the revolving credit facilities outstanding at June 30, 2006 are:

(In thousands)

2006	$ 19,051
2007	88,428
2008	77,880
2009	43,503
2010	27,232
Thereafter	68,836

$ 324,930

               The Company obtained waivers from its lenders for its delay in filing financial statements for the first and second quarters of 2006 in the required timeframe.

WESTMORELAND COAL COMPANY

               The Company financed the ROVA acquisition and debt protection account deposit with a $30 million bridge loan facility from SOF Investments, LP (“SOF”), a $5 million term loan with First Interstate Bank, and with corporate funds.

               The SOF bridge loan has a one-year term extendable to four years at the option of the Company. The loan has an interest rate of London Interbank Offering Rate (“LIBOR”) plus 4% (currently 9.6% per annum). The Company also paid SOF a 1% closing fee. If the Company elects to extend the loan beyond its initial one-year term, it will be required to issue warrants to purchase 150,000 shares of the Company’s common stock to SOF at a premium of 15% to the then current stock price. These warrants would be exercisable for a three-year period from the date of issuance. The loan is secured by a pledge of the semi-annual cash distributions from ROVA commencing in January 2007 as well as pledges from the Company’s subsidiaries that directly or indirectly acquired the operating agreements.

               The $5 million term loan with First Interstate Bank has a one-year term expiring June 29, 2007. Interest is payable at the Bank’s prime rate (currently 8.25% per annum).

               The Company has a $14 million revolving credit facility with First Interstate Bank. Interest is payable monthly at the Bank’s prime rate (currently 8.25% per annum). The Company is required to maintain certain financial ratios. The revolving credit facility is collateralized by the Company’s stock in Westmoreland Resources Inc. (“WRI”), 100% of the common stock of New Horizon Company and the dragline located at WRI’s Absaloka Mine in Big Horn County, Montana. In June 2006, the expiration date of this facility was extended to June 30, 2008.

               At June 30, 2006, the Company had approximately $110.5 million of net assets at our subsidiaries that were not available to be transferred to the Company in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

WESTMORELAND MINING LLC

               Westmoreland Mining LLC (“WML”) has a $20 million revolving credit facility (the “Facility”) with PNC Bank National, Association (“PNC”) which expires on April 27, 2008. The interest rate is either PNC’s Base Rate plus 1%, or a Euro-Rate plus 3%, at WML’s option. WML is currently paying interest at a 9.25% annual rate under the Facility. In addition, a commitment fee of ½ of 1% of the average unused portion of the available credit is payable quarterly. The amount available under the Facility is based upon, and any outstanding amounts are secured by, eligible accounts receivable.

               WML has a term loan agreement with $62.2 million in Series B Notes, $20.4 million in Series C Notes and $14.6 million in Series D Notes outstanding as of June 30, 2006. The Series B Notes bear interest at a fixed interest rate of 9.39% per annum, Series C Notes at a fixed rate of 6.85% per annum, and the Series D Notes have a variable rate based upon LIBOR plus 2.90% (currently 8.40% per annum). All of the Notes are secured by assets of WML and the term loan agreement requires the Company to comply with certain covenants and minimum financial ratio requirements.

               Pursuant to the WML term loan agreement, WML is required to maintain debt service reserve and prepayment accounts. As of June 30, 2006, there was a total of $10.0 million in the debt service reserve account and $15.0 million in the prepayment account, which account is to be used to fund a $30.0 million payment due December 31, 2008 for the Series B Notes. The debt service reserve account and the prepayment account have been classified as restricted cash in non-current assets on the consolidated balance sheet.

ROVA

               On December 18, 1991, ROVA entered into the Credit Agreement (“Tranche A”) with a consortium of banks (the “Banks”) and an institutional lender for the financing and construction of the first ROVA facility. On December 1, 1993, the Credit Agreement was amended and restated (“Tranche B”) to allow for the financing and construction of the second ROVA facility. Under the terms of the Credit Agreement, ROVA was permitted to borrow up to $229.9 million from the Banks (“Bank Borrowings”), $120.0 million from an institutional lender, and $36.8 million in tax-exempt facility revenue bonds (“Bond Borrowings”) under two Indenture Agreements with the Halifax County, North Carolina, Industrial Facilities and Pollution Control Financing Authority (“Financing Authority”). The borrowings are evidenced by promissory notes and are secured by land, the facilities, ROVA’s equipment, inventory, accounts receivable, certain other assets and the assignment of all material contracts. Bank Borrowings amounted to $62.1 million at June 30, 2006 and mature in 2008. The Credit Agreement requires interest on the Bank Borrowings at rates set at varying margins in excess of the Banks’ base rate, LIBOR or certificate of deposit rate, for various terms from one day to one year in length, each selected by ROVA when amounts are borrowed. The weighted average interest rate at June 30, 2006 was 6.6%.

               Under the terms of the Credit Agreement, interest on the Tranche A institutional borrowings is fixed at 10.42% and interest on the Tranche B institutional borrowings is fixed at 8.33%. The Credit Agreement requires repayment of the Tranche A institutional borrowings in 38 semiannual installments ranging from $0.9 million to $4.3 million. Payment of the Tranche A institutional borrowings commenced in 1996 and is currently scheduled to be completed in 2014. The Credit Agreement requires repayment of the Tranche B institutional borrowings in 40 semiannual installments ranging from $0.3 million to $6.5 million. Payment of the Tranche B institutional borrowings commenced in 1996 and is currently scheduled to be completed in 2015.

               In accordance with the Indenture Agreements, the Financing Authority issued $29.5 million of 1991 Variable Rate Demand Exempt Facility Revenue Bonds (“1991 Bond Borrowings”) and $7.2 million of 1993 Variable Rate Demand Exempt Facility Revenue Bonds (“1993 Bond Borrowings”). The 1991 Bond Borrowings and the 1993 Bond Borrowings are secured by irrevocable letters of credit in the amounts of $30.1 million and $7.4 million, respectively, which were issued by the Banks. The interest rate at June 30, 2006 was 3.81%. The 1991 Bond Indenture Agreement requires repayment of the 1991 Bond Borrowings in four semi-annual installments of $1.2 million, $1.2 million, $14.8 million, and $12.4 million. The first installment of the 1991 Bond Borrowings is due in January 2008. The 1993 Indenture Agreement requires repayment of the 1993 Bond Borrowings in three semi-annual installments of $1.6 million, $1.8 million and $3.8 million. The first installment is due in July 2009.

               Irrevocable letters of credit in the amounts of $4.5 million and $1.5 million were issued to ROVA’s customer by the Banks on behalf of ROVA for ROVA I and ROVA II, respectively, to ensure performance under their respective power sales agreements.

               The debt agreements contain various restrictive covenants primarily related to construction of the facilities, maintenance of the property, and required insurance. Additionally, the financial covenants include restrictions on incurring additional indebtedness and property liens, paying cash distributions to the partners, and incurring various commitments without lender approval. At June 30, 2006, ROVA was in compliance with the various covenants.

               Pursuant to the terms of the Credit Agreement, ROVA must maintain a debt protection account (“DPA”). At June 30, 2006, the DPA was funded with $27.3 million which is included in restricted cash. Additional funding of the DPA of $1.1 million per year is required through 2008. The required funding level is reduced by $6.7 million in 2009 and by $3.0 million in 2010. Under the agreement, the Company can select from several investment options for the debt protection account funds and benefits from the investment returns on these deposits.

               The Credit Agreement requires ROVA to fund a repairs and maintenance account and an ash reserve totaling $3.6 million between January 31, 2004 through January 31, 2010, after which date the funding requirement reduces to $3.2 million. At June 30, 2006, these accounts were funded with $0.9 million in cash, which is included in restricted cash in the accompanying consolidated balance sheet.

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

               These contracts cover approximately 4 million gallons of diesel fuel which represent an estimated two-thirds of the annual consumption at the Jewett mine, at a weighted average fixed price of $2.01 per gallon. These contracts settle monthly from February to December, 2006. The Company accounts for these derivative instruments on a mark-to-market basis through earnings. The consolidated financial statements as of June 30, 2006 reflect unrealized gains on these contracts of $0.4 million, which is recorded in other receivables and as cost of sales—coal. During the three and six months ended June 30, 2006, the Company settled a portion of these contracts covering approximately 1.2 million and 1.7 million gallons of fuel, respectively, which resulted in gains of approximately $0.1 million and $0.2 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Health care benefits	$6,013	$5,759	$11,961	$11,500
Combined benefit fund	995	1,189	1,990	2,377
Workers’ compensation	73	173	370	470
Black lung benefits (credit)	(5)	689	(221)	1,235

Total	$7,076	$7,810	$14,100	$15,582

PENSION AND POSTRETIREMENT MEDICAL BENEFITS

               The Company provides pension and postretirement medical benefits to qualified full-time employees and retired employees and their dependents, the majority of which benefits are mandated by the Coal Act. The Company incurred costs of providing these benefits during the three-month and six-month periods ended June 30, 2006 and 2005 as follows:

	Pension Benefits Three months ended June 30,		Postretirement Medical Benefits Three months ended June 30,

	2006	2005	2006	2005

	(In thousands)
Service cost	$800	$672	$158	$129
Interest cost	1,053	902	3,700	3,638
Expected return on plan assets	(931)	(850)	-	-
Amortization of deferred items	351	247	2,417	2,286

Net periodic cost	$1,273	$971	$6,275	$6,053

	Pension Benefits Six months ended June 30,		Postretirement Medical Benefits Six months ended June 30,

	2006	2005	2006	2005

	(In thousands)
Service cost	$1,600	$1,344	$316	$258
Interest cost	2,106	1,804	7,400	7,277
Expected return on plan assets	(1,862)	(1,700)	-	-
Amortization of deferred items	705	495	4,890	4,572

Net periodic cost	$2,549	$1,943	$12,606	$12,107

               The Company expects to contribute approximately $1.4 million to its pension plans during 2006. Of that amount, $0.3 million was contributed in the second quarter and $0.5 million has been contributed during the first six months of 2006. The Company expects to pay approximately $19 to $20 million for postretirement medical benefits during 2006. A total of $4.4 million was paid in the second quarter of 2006 and $9.8 million during the first six months of 2006.

9.	CAPITAL STOCK

               The Company has two classes of capital stock outstanding, common stock, par value $2.50 per share, and Series A Convertible Exchangeable Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”). Each share of Series A Preferred Stock is represented by four Depositary Shares. The full amount of the quarterly dividend on the Series A Preferred Stock is $2.125 per preferred share or $0.53 per Depositary Share. Partial dividends have been declared and paid since October 1, 2002, including a dividend of $0.25 per Depositary Share paid on July 1, 2006. The quarterly dividends which are accumulated but unpaid through and including July 1, 2006 amount to $15.3 million in the aggregate ($87.28 per preferred share or $21.82 per Depositary Share). Common stock dividends may not be declared until the preferred stock dividends that are accumulated but unpaid are made current. Upon completion of the restatement of its prior period financial statements, as described in Amendment No. 1 to its Annual Report on Form 10-K, the Company is currently reporting a deficit in shareholders’ equity. As a result, the Company is prohibited from paying preferred stock dividends in the future because of the statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock ($175,000 at June 30, 2006).

               During the second quarter, the Company exchanged a total of 118,783 Depositary Shares at an exchange ratio of 1.8691 shares of Common Stock for each Depositary Share, compared to the conversion ratio of 1.708 provided for under the terms of Certificate of Designation governing the preferred stock. As a result of these preferred stock exchanges, $0.5 million of premium on the exchange of preferred stock for common stock was recorded in the second quarter as a reduction of income (loss) attributable to common shareholders. This premium on the exchange of preferred stock for common stock represents the excess of the fair value of consideration transferred to the preferred stock holders over the value of consideration that would have been issued under the original conversion terms. While the Company can redeem preferred shares at any time for the redemption value of $25 plus dividend arrearages paid in cash, the Company has agreed to the negotiated exchanges as a cash conservation measure and because they reduce the number of outstanding Depositary Shares, thereby eliminating $2.5 million of preferred dividend arrearages and associated future dividend requirements.

INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

               As of June 30, 2006, the Company had stock options and stock appreciation rights (“SARs”) outstanding from three shareholder-approved Stock Plans for employees and three Stock Incentive Plans for directors.

               The employee plans provide for the grant of incentive stock options (“ISOs”), non-qualified options under certain circumstances, SARs and restricted stock. ISOs and SARs generally vest over two or three years, expire ten years from the date of grant, and may not have an option or base price that is less than the market value of the stock on the date of grant. The maximum number of shares that could be issued or granted under the employee plans is 1,150,000, and as of June 30, 2006, a total of 210,819 shares are available for future issue or grant.

               The non-employee director plans generally provide for the grant of options for 20,000 shares when elected or appointed, and options for 10,000 shares after each annual meeting. Beginning in 2003, rather than the annual grant of 10,000 options, each non-employee director was granted common shares with a market value of $30,000. The shares are restricted for one year from the date of grant. Additionally, each non-employee director is entitled to receive, as an individual grant upon first joining the Board, restricted common stock valued at $60,000. Beginning in 2006, directors were granted SARs as a form of award. The maximum number of shares that could be issued or granted under the director plans is 900,000, and as of June 30, 2006, 19,176 shares were available for future issue or grant.

               On December 30, 2005 the Company accelerated the vesting of all unvested SARs, resulting in additional compensation expense of $0.5 million. The Company elected to accelerate the vesting of the SARs because doing so reduced the expense that the Company would be required to recognize in the future under SFAS No. 123(R). The Company granted 5,500 SARs under an employee plan during the second quarter of 2006 which vest over a three year period. The Company granted 12,334 SARs under a non-employee director plan in the second quarter of 2006 and 16,067 SARs in the first six months of 2006 which also vest over a three year period. The base price of each SAR was equal to the fair value of a share of the Company’s common stock on the date of the grant. At June 30, 2006, the total intrinsic value of all SARs granted during 2006 was less than $0.1 million. Upon vesting, the holders may exercise the SARs and receive an amount equal to the increase in the value of the common stock between the grant date and the exercise date in shares of common stock.

               Compensation cost arising from share-based payment arrangements was $0.8 million in the quarter ended June 30, 2006 and $1.2 million during the first six months of 2006. The intrinsic value of options and SARs exercised during the second quarter of 2006 and the first six months of 2006 were $2.5 million and $3.3 million, respectively. Based on the market value of the Company’s common stock as of June 30, 2006, the intrinsic value of vested SARs was approximately $1.3 million, or the equivalent of approximately 56,100 shares.

               The fair value of SARs granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the six months ended June 30, 2006 and 2005:

SARS Granted	Number of SARs Granted	Dividend Yield	Volatility	Risk-Free Rate	Expected Life

2006	21,567	None	52%	4.68%	6.5 years
2005	246,100	None	48%	3.85%	5.2 years

               No stock options were granted during 2005 or 2006. The weighted-average fair value of each SAR granted in 2006 and 2005 was $25.42 and $20.82 respectively. There will be no future compensation expense arising from the SARs granted prior to 2006 because of the accelerated vesting discussed above. The unamortized compensation expense for outstanding SARS at June 30, 2006 was $0.3 million.

               Information for the first six months of 2006 with respect to both the employee and director stock options is as follows:

	Exercise Price Range	Stock Option Shares	Weighted- Average Exercise Price

Outstanding at December 31, 2005	$ 2.81-22.86	717,950	$ 10.20
Granted in 2006	-	-	-
Exercised in 2006	2.81-18.19	(153,232)	6.09
Expired or forfeited in 2006	17.80-18.08	(1,068)	17.94

Outstanding at June 30, 2006	$ 2.81-22.86	563,650	$ 11.30

               Information about stock options outstanding as of June 30, 2006 is as follows:

Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Vested	Weighted- Average Exercise Price

$ 2.81-5.00	209,650	3.2	$ 2.93	209,650	$ 2.93
5.01-10.00	-	-	-	-	-
10.01-15.00	95,835	5.8	12.38	93,935	11.62
15.01-22.86	258,165	6.4	17.70	225,879	17.55

Total $ 2.81-22.86	563,650	5.1	$ 11.30	529,464	$ 10.87

               Information for the first six months of 2006 with respect to both the employee and director SARs is as follows:

	Base Price Range	Stock Appreciation Rights	Weighted- Average Base Price

Outstanding at December 31, 2005	$ 18.04-24.73	401,194	$ 20.37
Granted in 2006	23.99-29.48	21,567	25.42
Exercised in 2006	19.37-24.73	(10,334)	20.71
Expired or forfeited in 2006	-	-	-

Outstanding at June 30, 2006	$ 18.04-29.48	412,427	$ 20.63

               Information about SARs outstanding as of June 30, 2006 is as follows:

Range of Base Price	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Base Price	SARs Vested	Weighted- Average Base Price

$ 18.04-29.48	412,427	8.9	$ 20.63	390,860	$ 20.37

               Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Company had elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123, prior to the adoption of SFAS 123(R) effective January 1, 2006. The following table illustrates the pro forma effect on net loss and net loss per share in 2005 as if the compensation cost for the Company’s fixed-plan stock options had been determined based on fair value at their grant dates consistent with SFAS No. 123:

		Three Months Ended 6/30/05	Six Months Ended 6/30/05

		(In thousands)
Net loss applicable to common shareholders, as reported		$(6,735)	$(4,479)
Less:	Total stock-based employee compensation expense determined under fair value based method for all awards	57	169

Net loss applicable to common shareholders		$(6,792)	$(4,648)
Net loss per share applicable to common shareholders:
Basic – as reported		$(0.81)	$(0.54)
Basic – pro forma		$(0.82)	$(0.56)

Diluted – as reported		$(0.81)	$(0.54)
Diluted – pro forma		$(0.82)	$(0.56)

10.	EARNINGS PER SHARE

               The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

	(In thousands of shares)
Number of shares of common stock:
Basic	8,629	8,269	8,530	8,231
Effect of dilutive SARs & stock options	516	469	511	566

Diluted	9,145	8,738	9,041	8,797

Number of shares not included in diluted EPS that would have been antidilutive because exercise price of SARs and options was greater than the average market price of the common shares	-	11	-	1

11.	INCOME TAXES

               Income tax expense attributable to income before income taxes consists of:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

	(In thousands)		(In thousands)
Current:
Federal	$-	$-	$25	$168
State	243	136	495	1,460

	243	136	520	1,628

Deferred:
Federal	-	-	-	-
State	-	-	-	-

	-	-	-	-

Income tax expense	$243	$136	$520	$1,628

12.	BUSINESS SEGMENT INFORMATION

               The Company’s operations have been classified into two segments: coal and independent power. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The independent power operations include the ownership of interests in cogeneration and other non-regulated independent power plants, and business development expenses. The “Corporate” classification noted in the tables represents all costs not otherwise classified, including corporate office charges and heritage health benefit expenses. Summarized financial information by segment for the quarters and six month periods ended June 30, 2006 and 2005 is as follows:

Quarter ended June 30, 2006
(Unaudited)
	Coal	Independent Power	Corporate	Total

	(In thousands)
Revenues:
Coal	$91,618	$-	$-	$91,618

Equity in earnings	-	3,003	-	3,003

	91,618	3,003	-	94,621

Costs and expenses:
Cost of sales	72,351	-	-	72,351

Depreciation, depletion and amortization	5,774	57	82	5,913
Selling and administrative	5,410	1,176	3,268	9,854

Heritage health benefit expenses	-	-	7,076	7,076
Loss (gain) on sales of assets	70	-	-	70

Operating income (loss)	$8,013	$1,770	$(10,426)	$(643)

Capital expenditures	$5,412	$14	$124	$5,550

Total assets	$416,159	$291,756	$16,596	$724,511

Quarter ended June 30, 2005
(Unaudited)
	Coal	Independent Power	Corporate	Total

	(In thousands)
Revenues:
Coal	$85,464	$-	$-	$85,464

Equity in earnings	-	3,459	-	3,459

	85,464	3,459	-	88,923

Costs and expenses:
Cost of sales	71,350	-	-	71,350

Depreciation, depletion and amortization	5,418	6	49	5,473
Selling and administrative	6,639	710	1,182	8,531

Heritage health benefit expenses	-	-	7,810	7,810
Loss (gain) on sales of assets	282	-	(82)	200

Operating income (loss)	$1,775	$2,743	$(8,959)	$(4,441)

Capital expenditures	$7,328	$10	$277	$7,615

Total assets	$403,065	$53,888	$22,240	$479,193

Six Months ended June 30, 2006
(Unaudited)
	Coal	Independent Power	Corporate	Total

	(In thousands)
Revenues:
Coal	$186,252	$-	$-	$186,252

Equity in earnings	-	7,461	-	7,461

	186,252	7,461	-	193,713

Costs and expenses:
Cost of sales	146,216	-	-	146,216

Depreciation, depletion and amortization	11,605	65	163	11,833
Selling and administrative	10,834	2,030	6,416	19,280

Heritage health benefit expenses	-	-	14,100	14,100
Loss (gain) on sales of assets	114	-	(5,060)	(4,946)

Operating income (loss)	$17,483	$5,366	$(15,619)	$7,230

Capital expenditures	$7,838	$14	$505	$8,357

Total assets	$416,159	$291,756	$16,596	$724,511

Six Months ended June 30, 2005
(Unaudited)
	Coal	Independent Power	Corporate	Total

	(In thousands)
Revenues:
Coal	$171,327	$-	$-	$171,327

Equity in earnings	-	8,628	-	8,628

	171,327	8,628	-	179,955

Costs and expenses:
Cost of sales	139,108	-	-	139,108

Depreciation, depletion and amortization	10,842	10	86	10,938
Selling and administrative	11,685	1,036	2,144	14,865

Heritage health benefit expenses	-	-	15,582	15,582
Loss (gain) on sales of assets	261	-	(82)	179

Operating income (loss)	$9,431	$7,582	$(17,730)	$(717)

Capital expenditures	$11,172	$18	$1,125	$12,315

Total assets	$403,065	$53,888	$22,240	$479,193

13.	COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligation, Reclamation, Reclamation Deposits and Contractual Third Party Reclamation Obligations

               As of June 30, 2006 the Company has reclamation bonds in place for its active mines in Montana, North Dakota and Texas. The Company also has reclamation bonds in place for inactive mining sites in Virginia and Colorado, which are now awaiting final bond release. These government-required bonds assure that coal mining operations comply with applicable Federal and State regulations relating to the performance and completion of final reclamation activities. The Company currently estimates that the cost of final reclamation for its mines when they are closed at some point in the future will total approximately $396.1 million (on an undiscounted basis), or $157.2 million expressed on a present value basis. The Company’s customers and the contract operator of the Absaloka Mine are responsible for $200.9 million of these reclamation costs (on an undiscounted basis) and have secured a portion of these obligations by providing a $50 million corporate guarantee to assure performance of such final reclamation and by funding reclamation escrow accounts in the amount of approximately $60.6 million as of June 30, 2006. The reclamation escrow accounts are restricted funds and have been classified as Reclamation Deposits on the Consolidated Balance Sheets. In addition, the Absaloka contract mine operator is funding a separate reclamation escrow account that is approximately $5.6 million as of June 30, 2006. The present value of obligations of certain other customers and the Absaloka contract mine operator has been classified as contractual third party reclamation obligations on the Consolidated Balance Sheets. The Company’s estimated obligation for final reclamation that is not the contractual responsibility of others is $195.2 million (on an undiscounted basis) at June 30, 2006.

               The ROVA project’s asset retirement obligation at June 30, 2006 was $0.4 million.

               Changes in the Company’s asset retirement obligations from January 1, 2006 to June 30, 2006 (in thousands) were:

Asset retirement obligation — beginning of year	$ 158,407
Accretion	5,064
ROVA asset retirement obligation acquired	414
Settlements (final reclamation performed)	(6,702)

Asset retirement obligation — June 30, 2006	$ 157,183

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

               In 2002, the State of Montana, as agent for the Minerals Management Service (“MMS”) of the U.S. Department of the Interior, conducted an audit of the royalty payments made by WECO on the production of coal from the federal leases. The audit covered two periods: October 1991 through December 1995, and January 1996 through 2001. Based on these audits, the Office of Minerals Revenue Management (“MRM”) of the Department of the Interior issued orders directing WECO to pay royalties in the amount of $7.0 million on the proceeds received from the Colstrip owners under the Coal Transportation Agreement during the two audit periods. Both held that the payments for transportation were payments for the production of coal. The Company believes that only the costs paid for coal production are subject to the federal royalty, not payments for transportation.

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

               Neither the MMS nor the DOR has made royalty or tax demands for all periods during which WECO has received payments for transportation of coal. Presumably, the royalty and tax demands for periods after the years in dispute—generally, 1997 to 2001—and future years will be determined by the outcome of the pending proceedings. However, if the MMS and DOR were to make demands for all periods through the present, including interest, the total amount claimed against WECO, including the pending claims and interest thereon through June 30, 2006, could exceed $40 million.

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

Halifax County Property Tax

               ROVA is located in Halifax County, North Carolina and is the County’s largest taxpayer. During the second quarter of 2006, ROVA settled all outstanding personal property assessments for years 2000 to 2005, including interest and penalties, for approximately $3.7 million. Because ROVA had previously accrued for the assessments in its financial statements, there was no material impact on the Company’s financial statements in the second quarter as a result of the settlement.

Rensselaer Tax Assessment

               Niagara Mohawk Power Corporation (“NIMO”) was party to power purchase agreements with independent power producers, including the Rensselaer project, in which we owned an interest. In 1997, the New York Public Service Commission approved NIMO’s plan to terminate or restructure 29 power purchase contracts. The Rensselaer project agreed to terminate its Power Purchase and Supply Agreement after NIMO threatened to seize the project under its power of eminent domain. NIMO and the Rensselaer project executed a settlement agreement in 1998 with a payment to the project. On February 11, 2003, the North Carolina Department of Revenue notified us that it had disallowed the exclusion of gain as non-business income from the settlement agreement between NIMO and the Rensselaer project. The State of North Carolina assessed a current tax of $3.5 million, interest of $1.3 million (through 2004), and a penalty of $0.9 million. We consequently filed a protest. The North Carolina Department of Revenue held a hearing on May 28, 2003. In November 2003, we submitted further documentation to the State to support our position. On January 14, 2005, the North Carolina Department of Revenue concluded that the additional assessment is statutorily correct. On July 27, 2005, the Company responded to the North Carolina Department of Revenue providing additional information. Unless an acceptable settlement can be reached, the Company may pursue a formal hearing with the Department of Revenue and/or appeal the Department’s assessment to the Superior Court of North Carolina. The Company has accrued a reserve of $2.1 million, which is the amount at which the Company believes a settlement of this tax claim is likely.

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

               On February 17, 2006, we were served with a complaint filed by Washington Group International, Inc. (“WGI”) in Colorado District Court, City and County of Denver. The defendants in this legal action were Westmoreland Coal Company, Westmoreland Coal Sales Company (“WCSC”), Westmoreland Resources, Inc. (“WRI”), and certain directors and officers of WRI. WGI owns a 20% interest in WRI and the Company owns the remaining 80%. This litigation related to a coal sales agency agreement between WRI and WCSC, a wholly owned subsidiary of the Company, which was entered into in January of 2002. Under this coal sales agency agreement, WCSC agreed to act as agent for WRI in marketing and selling WRI’s produced coal in exchange for an agency fee per ton sold. WGI objected to this fee and claimed in its complaint that the directors of WRI and its President breached their fiduciary duty by granting an over-market agency fee to an affiliated company. WGI’s share of the amount in dispute, if the fee was to be rescinded retroactively to 2002 and the fee then in effect applied, is approximately $0.6 million. The Company believes that the sales agency fee reflects a fair rate for marketing and selling coal since 2002 and further believes that WCSC provides service to WRI for which it should be compensated at a fair rate. The Company has not reserved any amount in the financial statements for this claim.

               On April 3, 2006, WGI and the Company agreed to submit the determination of the coal sales agency fee to binding arbitration if the dispute cannot be resolved through negotiations and mediation. Pursuant to this agreement, the litigation described above was dismissed with prejudice.

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

               ROVA Acquisition

               On June 29, 2006, the Company acquired a 50 percent partnership interest in the 230 MW Roanoke Valley (“ROVA”) power project located in Weldon, North Carolina from a subsidiary of E.ON U.S. LLC – formerly LG&E Energy LLC. The acquired 50 percent interest, together with the 50 percent interest which the Company owned prior to this acquisition, brings the Company’s ownership interest in ROVA to 100 percent. As part of the same transaction, the Company acquired certain additional assets from LG&E Power Services LLC, a subsidiary of E.ON U.S., consisting primarily of contracts under which the Company will now operate and provide maintenance services to ROVA and four power plants in Virginia.

               As a result of the ROVA acquisition, our contractual obligations and commitments increased. The information below supplements and should be read in conjunction with the information presented in the Amendment No. 1 to the 2005 Form 10-K under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments.” We discuss these contractual obligations and commitments elsewhere in this Form 10-Q, including in Notes 2 and 6 to our Consolidated Financial Statements.

               Westmoreland Partners, which owns ROVA, is required to make principal payments on its indebtedness of $12.6 million in the last six months of 2006, principal payments of $27.7 million, $33.6 million, $32.9 million, and $12.3 million in 2007, 2008, 2009, 2010, and aggregate principal payments of $51.5 million after 2010.

               Westmoreland Partners is also obligated to purchase at least 512,500 tons of coal each year from TECO until its agreements with TECO terminate in 2014 and 2015. Westmoreland Partners is currently paying TECO $49.99 per ton (including transportation cost), which is subject to annual increases based on indices. If there were no increases in the cost of coal, and if Westmoreland Partners purchased only 512,500 tons of coal each year and did not extend its coal supply agreements, then the minimum purchase obligation would be $12.8 million in the last six months of 2006, $25.6 million in each of 2007, 2008, 2009, and 2010, and an aggregate of $107.6 million after 2010.

               Westmoreland Energy LLC incurred $30 million of indebtedness to finance the ROVA acquisition. The entire principal amount of that indebtedness is scheduled to be paid in 2007. Westmoreland Energy LLC may extend that indebtedness, subject to the conditions described in Note 2. The Company also borrowed $5 million from First Interstate to finance the ROVA acquisition. The entire principal amount of that indebtedness is scheduled to be paid in 2007.

               At the closing of this transaction on June 29, 2006, the litigation brought on March 24, 2005 by Virginia Electric and Power Company, doing business in North Carolina as Dominion North Carolina Power, in the Circuit Court of the City of Richmond seeking a declaratory judgment, was dismissed with prejudice by agreement of the parties.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2005 to June 30, 2006

Forward-Looking Disclaimer

               Throughout this Form 10-Q, we make statements which are not historical facts or information and that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the material weaknesses in the Company’s internal controls over financial reporting identified in Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2005 (Amendment No. 1 to our 2005 Form 10-K), the associated ineffectiveness of the Company’s disclosure controls; health care cost trends; the cost and capacity of the surety bond market; the Company’s ability to manage growth and significantly expanded operations; the ability of the Company to implement its growth and development strategy; the Company’s ability to pay the preferred stock dividends that are accumulated but unpaid; the Company’s ability to retain key senior management; the Company’s access to financing; the Company’s ability to maintain compliance with debt covenant requirements or obtain waivers from its lenders in cases of non-compliance; the Company’s ability to achieve anticipated cost savings and profitability targets; the Company’s ability to successfully identify new business opportunities; the Company’s ability to negotiate profitable coal contracts, price reopeners and extensions; the Company’s ability to predict or anticipate commodity price changes; the Company’s ability to maintain satisfactory labor relations; changes in the industry; competition; the Company’s ability to utilize its deferred income tax assets; the ability to reinvest cash, including cash that has been deposited in reclamation accounts, at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; the demand for electricity; the performance of ROVA and the structure of ROVA’s contracts with its lenders and Dominion Virginia Power; the effect of regulatory and legal proceedings; environmental issues, including the cost of compliance with existing and future environmental requirements; the contingencies of the Company discussed in Note 13 to the Consolidated Financial Statements; the risk factors set forth below; and the other factors discussed in Items 1, 2, 3 and 7 of the Company’s Amendment No. 1 to the 2005 Form 10-K filed with the Securities and Exchange Commission. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. The Company disclaims any duty to update these statements, even if subsequent events cause its views to change.

               References in this document to www.westmoreland.com, any variations of the foregoing, or any other uniform resource locator, or URL, are inactive textual references only. The information on our Web site or any other Web site is not incorporated by reference into this document and should not be considered to be a part of this document.

Overview

               We are an energy company. We mine coal, which is used to produce electric power, and we own complete or partial interests in power-generating plants. All of our five mines supply baseloaded power plants. Several of these power plants are located adjacent to our mines and we sell virtually all our coal under long-term contracts. Consequently, our mines enjoy relatively stable demand and pricing compared to competitors who sell more of their production on the spot market.

               On June 29, 2006, we purchased the remaining 50% ownership interest in the ROVA coal-fired plants, and we now own 100% of these plants, which have a total generating capacity of 230 MW. ROVA is baseloaded and supplies power pursuant to long-term contracts. We also own a 4.49% interest in the gas-fired Fort Lupton project, which has a generating capacity of 290 MW and provides peaking power to the local utility in Colorado.

Challenges

               We believe that our principal challenges today include the following:

•	Integrating the newly acquired ROVA business;

•	renegotiating sales contracts to reflect significantly higher coal market prices and higher commodity and production costs;

•	reducing high heritage health benefit expenses which continue to be adversely affected by inflation in medical costs, potentially longer life expectancies for retirees and active employees and the failure of the UMWA retirement fund trustees to manage medical costs;

•	maintaining and collateralizing, where necessary, our Coal Act obligations and reclamation bonds;

•	funding required contributions to pension plans that are underfunded;

•	obtaining adequate capital for on-going operations and our growth initiatives;

•	new environmental regulations, which have the potential to significantly reduce sales from our mines; and

•	claims for potential taxes and royalties asserted by various governmental entities.

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

               Postretirement Benefits and Pension Obligations

               Our most significant long-term obligations are the obligations to provide postretirement medical benefits, pension benefits, workers’ compensation and pneumoconiosis (black lung) benefits. We provide these benefits to our current and former employees and their dependents. See Notes 6, 7, 8, 9 and 10 to the Consolidated Financial Statements in our Amendment No. 1 to the 2005 Form 10-K for more information about these assumptions, estimates, and obligations.

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

               Actuarial valuations project that our retiree health benefit costs for current employees and retirees will continue at the current level in the near term and then decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines. Beginning in 2006, we receive Medicare Part D prescription drug reimbursements. We expect that these reimbursements will reduce our cash costs by approximately $1.8 million in 2006.

               We expect to incur lower cash payments for workers’ compensation benefits in 2006 than in 2005 and expect that amount to decline over time. We anticipate that these payments will decline because we are no longer self-insured for workers’ compensation benefits and have had no new claimants since 1995.

               We do not pay pension or black lung benefits directly. These benefits are paid from trusts that we established and fund. As of June 30, 2006, our pension trusts were underfunded, and we expect to contribute approximately $1.4 million to these trusts in 2006. As of June 30, 2006, our black lung trust was overfunded by $7.6 million, and we do not expect to be required to make additional contributions to this trust.

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

Liquidity and Capital Resources

               Cash provided by operating activities was $6.3 million for the six months ended June 30, 2006, compared with $7.5 million for the six months ended June 30, 2005. Cash from operations in 2006 compared to 2005 decreased primarily because of a decrease in distributions from our power projects and increases in accounts receivable as a result of coal shipments late in the quarter and inventories due to increases in our spare tire inventories. Our working capital deficit was $58.5 million at June 30, 2006 compared to $20.1 million at December 31, 2005. The decrease in working capital resulted primarily from the short-term ROVA bridge financing and elimination of deferred overburden removal costs as the result of a change in accounting principle discussed in Note 3 to our consolidated financial statements. This accounting adjustment had no effect on cash flows.

               We used $20.7 million of cash in investing activities in the six months ended June 30, 2006 compared to $14.1 million in the six months ended June 30, 2005. Cash provided by investing activities in 2006 included $5.1 million received from the sale of mineral interests. Cash used in investing activities in 2006 included $8.4 million of additions to property, plant and equipment for mine equipment. Cash flows from investing activities in 2006 also included $7.7 million for our ROVA acquisition (net of cash acquired) and $9.7 million related to an increase in our restricted cash accounts, pursuant to Westmoreland Mining’s term loan agreement and as collateral for our surety bonds. Additions to property, mine equipment, development projects and investment in a new company-wide software system in the first six months of 2005 totaled $12.3 million. Decreases in restricted cash accounts were $2.3 million in the first six months of 2005.

               We received $36.4 million of cash from our financing activities in the six months ended June 30, 2006, primarily because we borrowed $35 million to finance the ROVA acquisition and $7.0 million from our revolving lines of credit. During the period we repaid $6.1 million of our long-term debt. Cash provided by financing activities of $4.6 million in the first six months of 2005 was primarily the result of $9.5 million in borrowings under revolving lines of credit offset by $4.7 million used for the repayment of long-term debt.

               Consolidated cash and cash equivalents at June 30, 2006 totaled $33.2 million, including $21.9 million at ROVA, $0.7 million at Westmoreland Mining, $6.8 million at Westmoreland Resources and $3.8 million at our captive insurance subsidiary. Consolidated cash and cash equivalents at December 31, 2005 totaled $11.2 million, including $3.0 million at Westmoreland Mining, $4.2 million at Westmoreland Resources, and $3.4 million at the captive insurance subsidiary. The cash at Westmoreland Mining is available to us through quarterly distributions, as described below. The cash at our captive insurance subsidiary and Westmoreland Resources is available to us through dividends. The cash at ROVA is available to us through semi-annual distributions after debt and debt reserve account requirements are met.

               We had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $65.7 million at June 30, 2006 and $34.6 million at December 31, 2005. The restricted cash at June 30, 2006 included $28.2 million at ROVA in interest bearing debt service accounts and prepayment accounts and $25.0 million in Westmoreland Mining’s debt service reserve and long-term prepayment accounts. At June 30, 2006, our reclamation, workers’ compensation and postretirement medical cost obligation bonds were collateralized by interest-bearing cash deposits of $12.4 million, which amounts we have classified as non-current assets. In addition, we had accumulated reclamation deposits of $60.6 million at June 30, 2006, which we received from customers of the Rosebud Mine to pay for reclamation.

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

               Westmoreland Mining has a $20 million revolving credit facility which expires in April 2008. As of June 30, 2006, $7.5 million was borrowed. In addition, a letter of credit for $1.9 million was supported by the facility with the remainder of the facility available to borrow.

               As of June 30, 2006, Westmoreland Coal Company had $9 million of its $14 million revolving line of credit available to borrow.

               During the second quarter, the Company exchanged a total of 118,783 Depositary Shares at an exchange ratio of 1.8691 shares of Common Stock for each Depositary Share, compared to the conversion ratio of 1.708 provided for under the terms of Certificate of Designation governing the preferred stock. As a result of these preferred stock exchanges, $0.5 million of premium on the exchange of preferred stock for common stock was recorded in the second quarter statement of operations. This $0.5 million premium on the exchange of preferred stock for common stock represents the excess of the fair value of consideration transferred to the preferred stock holders over the value of consideration that would have been issued under the original conversion terms. While the Company can redeem preferred shares at any time for the redemption value of $25 plus dividend arrearages paid in cash, the Company has agreed to the negotiated exchanges as a cash conservation measure and because they reduce the number of outstanding Depositary Shares, thereby eliminating $2.5 million of preferred dividend arrearages and associated future dividend requirements.

               The changes in the Company’s current installments of long-term debt, trade accounts payable, interest payable, long-term debt, and revolving lines of credit are primarily attributable to the assets acquired and the liabilities incurred and assumed as part of the ROVA acquisition.

Financial Implications of the ROVA Acquisition

               In June 2006, we acquired the 50% interest in the ROVA project that we did not previously own. As part of that transaction, we also acquired five contracts from LG&E Power Services. Pursuant to these contracts two new subsidiaries of the Company, Westmoreland Power Operations and Westmoreland Utility Operations, will now operate the ROVA project and four other power plants.

               ROVA sells electric power under two power sales agreements, one that expires in 2019 and one that expires in 2020. Under these agreements, payments to ROVA include a fixed capacity charge which accounted for approximately 50% of ROVA’s revenues in 2005 and in the first six months of 2006.

               Fixed capacity charges are calculated based on a rate for each MW-hour of electricity produced. The ROVA I hourly rate for these fixed capacity charges is fixed from 2006 through 2008 and then steps down to a new lower rate in May 2009 through the end of the power sales agreement in 2019. The ROVA II hourly rate for these fixed capacity charges is fixed from 2006 through 2009 and then steps down to a new lower rate in June 2010 through the end of the power sales agreement in 2020. ROVA’s indebtedness was structured so that ROVA’s principal and interest payments are relatively higher through 2009 and relatively lower thereafter. ROVA’s power sales agreements are structured to provide ROVA sufficient cash to repay its lenders and thus are relatively higher through 2009 and relatively lower thereafter.

               ROVA’s historical accounting policy for revenue recognition of these fixed capacity charges has been to record them as revenue as amounts were invoiced pursuant to the provisions of the power sales agreements. Revenue recognition rules now require the Company to record these fixed capacity charges on a straight-line basis over the remaining term of the power sales agreements, irrespective of when the amounts are billed and collected. This change, while having no effect on cash flow or total revenue recognized over the remaining term of the power sales agreements, will have a significant impact on the timing of the recognition of revenue and income at ROVA over the remaining term of the power sales.

               These two power sales agreements were entered into prior to the effective date of EITF 91-06, “Revenue Recognition of Long-Term Power Sales Contracts” and EITF 01-08, “Determining Whether an Arrangement Contains a Lease”. Accordingly, ROVA’s power sales agreements were not subject to the accounting requirements of these pronouncements. The completion of the ROVA acquisition triggered the two power sales agreements to be within the scope of EITF 01-08. Under EITF 01-08, each of the power sales agreements is considered to contain a lease within the scope of SFAS No. 13, “Accounting for Leases”. Each such lease is classified as an operating lease. As a result, the Company must recognize revenue for future fixed capacity charges on a straight-line basis over the remaining term of the power sales agreements.

               In our historical financial statements, earnings from our original 50% interest in ROVA appeared as “equity in earnings—independent power” because ROVA was an equity method affiliate. Because we now own 100% of ROVA, it is now fully consolidated in our financial statements. The pro-forma impact of our ownership of 100% of ROVA is shown in our Form 8-K/A filed contemporaneously with this Form 10-Q. On a pro-forma basis, if the ROVA transaction had occurred on January 1, 2005, the net loss attributable to common stockholders for the year ended December 31, 2005 would have increased to approximately $26.7M compared to the amount reported in the historical financial statements of $7.7M. If the ROVA transaction had occurred on January 1, 2006, the net loss applicable to common shareholders for the six months ended June 30, 2006 would have been $6.9 million compared to the net income applicable to common shareholders of $1.5 million reported in the historical financial statements. The pro forma financial statements include pro forma adjustments to reflect revenue under the power sales agreements on a straight line basis, adjustments to reflect interest expense on debt incurred to finance the acquisition, and adjustments to reflect depreciation and amortization on the adjusted basis in the asset and liabilities acquired. For more information, please see our Form 8-K/A.

               Substantial debt was incurred to finance ROVA’s development. Westmoreland Partners, which owns ROVA, is required to make principal payments on its indebtedness of $12.6 million in the last six months of 2006, $27.7 million in 2007, $33.6 million in 2008, $32.9 million in 2009, $12.3 million in 2010, and $51.5 million from 2011 through 2015, when ROVA’s project debt is completely repaid.

               We incurred $35 million of indebtedness to fund the acquisition. For more information about this indebtedness, see Notes 2 and 6 to our consolidated financial statements.

Liquidity Outlook

               The major factors impacting the Company’s liquidity outlook are its significant heritage health benefit costs, its acquisition debt and add-on debt repayment obligations for WML, its recent acquisition debt and existing project debt obligations for ROVA, and its ongoing business and future growth requirements. The Company’s principal sources of cash flow are dividends from WRI and WRM, distributions from ROVA and from WML subject to the provisions in their respective debt agreements, and dividends from the subsidiaries that operate power plants.

               The Company’s heritage health benefit costs consist primarily of payments for post-retirement medical and workers’ compensation benefits. The Company also is obligated for employee pension and pneumoconiosis benefits. It is important to note that retiree health benefit costs are directly affected by increases in medical service and prescription drug costs. The most recent actuarial valuations of the Company’s post-retirement medical obligations indicated that the Company’s 2006 retiree health benefit expenses would be comparable in amount to the 2005 expenses and then decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines. The Company incurred cash costs of $20 million for heritage health benefit costs in 2005 and expects to incur $19 to $20 million (net of the receipt of approximately $1.8 million in Medicare D subsidies) for these costs in 2006.

               The Company’s WML acquisitions in 2001 greatly increased revenues and operating cash flow. The financing obtained to make those acquisitions requires quarterly interest and principal payments of approximately $4 million. This debt financing also requires that 25% of excess cash flow, as defined, be set aside to fund the $30 million debt payment due in 2008. Therefore, only 75% of WML’s excess cash flow is available to the Company until the debt is paid off in 2008. WML also entered into the add-on debt facility in 2004 which requires the use of approximately $1 million of cash each quarter for debt service.

               In addition to the WML acquisitions, in June 2006, the Company acquired the 50% interest in ROVA that it did not previously own, which is expected to increase revenues and operating cash flow. This acquisition was funded with $35 million in debt as described in Note 2 to the financial statements. ROVA also has project-level debt which funded the original development of the power plants. The project-level debt requires semi-annual principal payments as described in Note 6 to the financial statements as well as ongoing interest payments. The acquisition debt requires approximately $0.8 million each quarter for interest in addition to semi-annual principal payments of approximately $4.3 million. During the term of this acquisition debt, the Company expects that substantially all of the cash distributions generated by ROVA will be used to make these interest and principal payments.

               The Company’s ongoing and future business needs may also affect liquidity. The Company does not anticipate that either its coal or its power production revenues will diminish materially as a result of any future downturn in economic conditions because the independent power projects in which the Company owns interests and the power plants that purchase coal mined by the Company produce relatively low-cost, baseload power. In addition, most of the Company’s coal and power production is sold under long-term contracts, which help insulate the Company from unfavorable market developments. However, contract price reopeners, contract expirations or terminations, and market competition could affect future coal revenues.

               The Company currently has sufficient cash resources and committed financing arrangements to provide adequate liquidity through early 2007. The Company believes it should be able to address its future liquidity needs through additional financing activities and/or by selling assets. Sources of additional liquidity may include additional borrowings, the restructuring of current debt obligations, the sale of non-strategic assets, and the issuance of additional equity. The Company has taken specific actions, including discussions with potential lenders, investors and asset purchasers regarding potential transactions that the Company believes can be completed. There can be no assurance that the Company can complete any transaction on terms acceptable to the Company.

Growth and Development

               We describe in Note 2 of the Consolidated Financial Statements of this Form 10-Q our June 29, 2006 acquisition of the ROVA interest from E.ON US LLC. In addition, we discuss other growth and development opportunities in Amendment No. 1 to our 2005 Form 10-K. Please review these disclosures for more information.

Off-Balance Sheet Arrangements

               We do not have any off-balance sheet arrangements within the meaning of the rules of the Securities and Exchange Commission.

Contractual Commitments

               As a result of the ROVA acquisition, our contractual obligations and commitments increased materially. We describe these additional contractual obligations and commitments in Note 13 to our unaudited consolidated financial statements, under “Other Contingencies – ROVA Acquisition.”

RESULTS OF OPERATIONS

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005.

Coal Operations. Coal tons sold were approximately 8% lower in the quarter ended June 30, 2006 compared to the same quarter in 2005, with decreases at Beulah and Rosebud partially offset by increases at Jewett , Absaloka, and Savage. The decreases at Beulah and Rosebud were primarily the result of planned equipment maintenance and customer outages. Our overall revenue has increased due to higher contract prices at all mines. Most of the Company’s coal sales contracts generally protect our operations against cost inflation, including increasing costs for commodities, either through direct pass-through or through index adjustments. During the second quarter of 2006, coal revenues increased at the Absaloka Mine compared to 2005 as a result of increased prices to its core customers and because of increased tons sold. At Jewett, increased revenue in the second quarter of 2006 reflected the interim supply agreement negotiated in 2005 as well as an increase in tons sold. Cost of sales increased for the second quarter of 2006 compared to the comparable period in 2005 primarily as a result of increased commodity prices at all mines and increased operating costs, including the cost of electricity at one of the mines.

               The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter Ended June 30,

	2006	2005	Change

Revenues – thousands	$91,618	$85,464	7%

Volumes – millions of equivalent coal tons	6.646	7.252	(8%)

Cost of sales – thousands	$72,351	$71,350	1%

               The Company’s business is subject to the effects of weather and some seasonality. The power-generating plants that we supply typically schedule their regular maintenance for the spring and fall seasons.

Independent Power. Our equity in earnings from independent power operations decreased to $3.0 million in the second quarter 2006 from $3.5 million in the quarter ended June 30, 2005 primarily due to increased maintenance costs as a result of a routine 5 year maintenance program as well as unplanned maintenance tasks for boiler and tube repairs. For the quarters ended June 30, 2006 and 2005, the ROVA project produced 380,000 and 369,000 megawatt hours, respectively, and achieved average capacity factors of 83% and 81%, respectively.

Costs and Expenses. Depreciation, depletion and amortization increased to $5.9 million in the second quarter of 2006 compared to $5.5 million in 2005‘s second quarter. The increase is primarily related to increased capital expenditures at the mines for both continued mine development and the replacement of mining equipment and increased amortization of capitalized asset retirement costs.

               Selling and administrative expenses increased to $9.9 million in the quarter ended June 30, 2006 compared to $8.5 million in the quarter ended June 30, 2005. Approximately $1.0 million of the increase is a result of increased long-term incentive compensation accruals in the second quarter of 2006 compared to the three months ended June 30, 2005 because the price of the Company’s stock increased in the second quarter of 2006 compared to certain stock indices. In general, this expense increases or decreases as the market price of the Company’s common stock increases or decreases. The other significant contributors to the quarter-over-quarter increase were consulting fees related to the restatement of our 2005 financial statements as well as personnel and related costs incurred as part of our investment in development activities.

               Heritage health benefit costs decreased slightly to $7.1 million in the second quarter of 2006 from $7.8 million in the second quarter of 2005 due primarily to lower Combined Benefit Fund premiums and an increase in the amount by which the black lung trust is over-funded as a result of increased interest rates that decreased the black lung liabilities.

               Interest expense was $2.8 million for both the three months ended June 30, 2006 and 2005. Interest income increased in 2006 due to higher short-term investments earning interest and because there were larger restricted cash and surety bond collateral balances that are invested.

               Income tax expense was $0.2 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively. Deferred tax expense (benefit) accrued on income (loss) before tax was offset by a change in the valuation allowance. Income tax expense includes state income taxes payable in certain states and alternative minimum taxes payable.

Six months Ended June 30, 2006 Compared to Six months Ended June 30, 2005.

Coal Operations. Coal tons sold were approximately 5% lower in the first six months ended June 30, 2006 compared to the first six months in 2005, with decreases at Beulah and Rosebud, partially offset by an increase at Jewett and Savage. The decreases at Beulah and Rosebud were primarily the result of planned equipment maintenance and customer outages. Our overall revenue increased due to higher contract prices at all mines. Most of the Company’s coal sales contracts generally protect our operations against cost inflation, including increasing costs for commodities, either through direct pass-through or through index adjustments. During the first six months of 2006, coal revenues increased at the Absaloka Mine compared to 2005 as a result of increased prices to its core customers. At Jewett, increased revenue in the first six months of 2006 reflected the interim supply agreement negotiated in 2005, including a small amount of above-contract tonnage sold at above-contract rates, whereas revenue in the first six months of 2005 included a one-time $2.4 million “catch-up” payment to recover portions of prior year cost increases for commodities. Cost of sales increased for the first six months of 2006 compared to the comparable period in 2005 primarily as a result of increased commodity prices at all mines and increased operating costs, including the cost of electricity at one of the mines. During the first six months of 2006, the Rosebud mine signed a new 3-year labor agreement with the union which represents the mine’s operating personnel.

               The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Six Months Ended June 30,

	2006	2005	Change

Revenues – thousands	$186,252	$171,327	9%

Volumes – millions of equivalent coal tons	13.967	14.699	(5%)

Cost of sales – thousands	$146,216	$139,108	5%

               The Company’s business is subject to the effects of weather and some seasonality. The power-generating plants that we supply typically schedule their regular maintenance for the spring and fall seasons.

Independent Power. Our equity in earnings from independent power operations decreased to $7.5 million in the first six months of 2006 from $8.6 million in the six months ended June 30, 2005 due to decreased generation resulting from a planned shutdown for maintenance and unscheduled outages in 2006 caused by boiler and economizer tube leaks and lightning strikes. For the six months ended June 30, 2006 and 2005, ROVA produced 806,000 and 811,000 megawatt hours, respectively, and achieved average capacity factors of 88% and 89%, respectively. We also recognized $241,000 in equity earnings in the first six months of 2006, compared to $225,000 in the six months ended June 30, 2005, from our 4.49% interest in the Ft. Lupton project.

Costs and Expenses. Depreciation, depletion and amortization increased to $11.8 million in the first six months of 2006 compared to $10.9 million in 2005‘s first six months. The increase is primarily related to increased capital expenditures at the mines for both continued mine development and the replacement of mining equipment and increased amortization of capitalized asset retirement costs.

               Selling and administrative expenses increased to $19.3 million in the six months ended June 30, 2006 compared to $14.9 million in the six months ended June 30, 2005. Approximately $2.3 million of the increase is a result of increased long-term incentive compensation accruals in the first six months of 2006 compared to the six months ended June 30, 2005 because the price of the Company’s stock increased in the first six months of 2006 compared to certain stock indices. In general, this expense increases or decreases as the market price of the Company’s common stock increases or decreases. The other significant contributors to the first six months-over-first six months increase were approximately $1.2 million of costs related to consulting fees for the restatement of our 2005 financial statements and personnel and related costs incurred as part of our investment in development activities.

               Heritage health benefit costs decreased to $14.1 million in the first six months of 2006 from $15.6 million in the first six months of 2005 due primarily to lower Combined Benefit Fund premiums and an increase in the amount by which the black lung trust is over-funded as a result of increased interest rates that decreased the black lung liabilities.

               Interest expense was $5.5 million and $5.6 million for the six months ended June 30, 2006 and 2005, respectively. Interest income increased in 2006 due to higher short-term investments earning interest and because there were larger restricted cash and surety bond collateral balances that are invested.

               Income tax expense was $0.5 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively. Deferred tax expense (benefit) accrued on income (loss) before tax was offset by a change in the valuation allowance. Income tax expense includes state income taxes payable in certain states and alternative minimum taxes payable.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               The Company is exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

               The Company produces and sells commodities – principally coal and electric power – and also purchases commodities – principally diesel fuel, steel and electricity.

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

               The Company also purchases commodities. The Company manages some of the risk associated with the costs of these commodities by entering into contracts for the sale of its products with the adjustment features discussed above. In addition, during the first quarter of 2006, Westmoreland Mining LLC entered into derivative contracts to establish a fixed price for approximately 65% of the estimated diesel fuel needs at the Jewett Mine. These contracts settle monthly through the end of 2006 and cover approximately 4.0 million gallons of diesel fuel at an average price of $2.01 per gallon. The Company accounts for these derivative instruments on a mark-to-market basis through earnings. The consolidated financial statements as of June 30, 2006 reflect unrealized gains on these contracts of $0.4 million, which is recorded in other receivables with a corresponding adjustment to cost of sales.

Interest Rate Risk

               The Company and its subsidiaries are subject to interest rate risk on its debt obligations. The Company’s revolving lines of credit have a variable rate of interest indexed to either the prime rate or LIBOR. Based on balances outstanding on the lines of credit as of June 30, 2006, a one percent change in the prime interest rate or LIBOR would increase or decrease interest expenses by $475,000 on an annual basis. Westmoreland Mining’s Series D Notes under its term loan agreement have a variable interest rate based on LIBOR. A one percent change in the LIBOR would increase or decrease interest expense on the Series D Notes by $146,000 on an annual basis. A portion of ROVA’s debt under its Credit Agreement also has a variable interest rate based on LIBOR. A one percent change in the LIBOR would increase or decrease interest expense on ROVA’s debt by $1.0 million on an annual basis. The Company’s acquisition term loan also has a variable interest rate based on LIBOR. A one percent change in the LIBOR would increase or decrease interest expense on the acquisition term loan by $0.4 million on an annual basis.

               The Company’s heritage health benefit expenses are also impacted by interest rate changes because its workers compensation, pension, pneumoconiosis, and post-retirement medical benefit obligations are recorded on a discounted basis.

               The carrying value and estimated fair value of the Company’s long-term debt with fixed interest rates at June 30, 2006 were $159.7 million and $169.8 million, respectively.

ITEM 4
CONTROLS AND PROCEDURES

               The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

               As disclosed in Amendment No. 1 to the Company’s Annual Report on Form 10-K, the Company has restated its previously issued consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, and selected financial information for the years 2001 to 2005. The consolidated balance sheets and statements of operations have been restated to correct errors in the Company’s accounting for income taxes, its accounting for asset retirement obligations, and the classification of restricted cash. The restatement adjustments had no effect on the cash flows of the Company for any of the periods presented.

               As a result of the need to restate its previously issued financial statements, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were not effective. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for changes made which were designed to remediate the two material weaknesses identified in the Company’s original Annual Report on Form 10-K for the year ended December 31, 2005.

PART II — OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

               The Company is party to litigation described in the Company’s Annual Report on Amendment No. 1 to Form 10-K for the year ended December 31, 2005 under “Item 3 — Legal Proceedings,” and in this Form 10-Q in Note 13 to our Consolidated Financial Statements.

Litigation against Washington Group International, Inc.

               On October 16, 2006, Westmoreland Resources, Inc. (“WRI”) brought a lawsuit against Washington Group International, Inc. (“WGI”) in the United States District Court for the District of Montana. The Company owns 80% of WRI and WGI owns the remaining 20%. WGI also conducts all mining at the WRI Absaloka Mine under a long-term contract with WRI. The complaint filed by WRI alleges that WGI failed to meet its obligations under the mining contract and asks the court to affirm the right of WRI to terminate the mining contract with WGI. The complaint also seeks unspecified damages from WGI, which includes the incremental cost to WRI of purchasing approximately 300,000 tons of coal from Western Energy Company, a subsidiary of the Company, to meet delivery requirements of WRI customers.

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

               Our coal mining operations are all surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production and increase the cost of mining at particular mines for varying lengths of time and negatively affect our profitability. These conditions or events include:

•	unplanned equipment failures, which could interrupt production and require us to expend significant sums to repair our capital equipment, including our draglines, the large machines we use to remove the soil that overlies coal deposits;

•	geological conditions, such as variations in the quality of the coal produced from a particular seam, variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; and

•	weather conditions.

Examples of recent conditions or events of these types include the following:

•	During the first quarter of 2006, the dragline at the Absaloka Mine was unable to operate for almost one-half of the quarter due to repairs to a broken walking shoe and to its electrical systems.

•	In the second quarter of 2005, our Beulah Mine experienced unusually heavy rainfall including record rainfall in June that adversely impacted overburden stability and resulted in highwall and spoil sloughage, a condition in which the side of the pit partially collapses and must be stabilized before mining can continue. Unstable conditions in the pits impacted dragline operations at that mine for a period of time. This resulted in a reduction in coal production during the quarter and caused inventory to fall which negatively affected third and fourth quarter results.

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

               At the end of 2000, we owned one mine and employed 31 people.  In the spring of 2001, we acquired the Rosebud, Jewett, Beulah and Savage Mines from Entech and Knife River Corporation, and at the end of 2005, we employed 1,052 people, including employees at subsidiaries.  In June 2006, we acquired ROVA and the operating agreements, and at June 30, we employed 1,326 people, including employees at subsidiaries. This growth has placed significant demands on our management as well as our resources and systems. One of the principal challenges associated with our growth has been, and we believe will continue to be, our need to attract and retain highly skilled employees and managers. In the second quarter of 2005, we hired a new Chief Financial Officer and new General Counsel. Ten of the thirteen professional positions in our corporate-level finance and accounting department and three of the positions in our legal department are filled by individuals who have joined the Company since the beginning of 2005. To manage our financial, accounting and legal matters effectively, these individuals must absorb considerable, necessary background information on the Company and we must successfully integrate them into our ongoing activities.  In the second quarter of 2005, we began to implement a new company-wide computer system.  The start-up of this new system has imposed increased demands on employees, particularly our finance and accounting staff.  If we are unable to attract and retain the personnel we need to manage our increasingly large and complex operations, if we are unable to integrate successfully our new officers and employees, and if we are unable to complete successfully the implementation of our new computer system, our ability to manage our operations effectively and to pursue our business strategy could be compromised.

The implementation of a new company-wide computer system could disrupt our internal operations.

               We are in the process of implementing a new company-wide computer system to replace the various systems that have been in place at our corporate offices, at the operations we owned in 2001, and at the operations we acquired in 2001 and in 2006. Once implemented, we expect this system to help establish standard, uniform, best practices and reporting in a number of areas, increase productivity and efficiency, and enhance management of our business.  Certain aspects of our information technology infrastructure and operational activities have and may continue to experience difficulties in connection with this transition and implementation.  Such difficulties can cause delay, be time consuming and more resource intensive than planned, and cost more than we anticipated.   There can be no assurance that we will achieve the cost savings and return on investment intended from this project.

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

               As of June 30, 2006, our total gross indebtedness was approximately $325.0 million. We may incur additional indebtedness in the future, including indebtedness under our two existing revolving credit facilities.

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

               ROVA’s credit agreement restricts its ability to distribute cash, contains financial ratios and other covenants, and is secured by a pledge of the project and substantially all of the project’s assets. If ROVA fails to comply with these ratios and covenants or fails to make regular payments of principal and interest, an event of default could occur. A substantial portion of ROVA’s cash flow must be used to pay principal and interest on its indebtedness and is not available to us. If ROVA were to default on its debt service obligations, a creditor may be able to foreclose on assets that are important to our business.

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

               Coal contains impurities, including sulfur, mercury, nitrogen and other elements or compounds, many of which are released into the air when coal is burned. Stricter environmental regulation of emissions from coal-fired electric generating plants could increase the costs of using coal, thereby reducing demand for coal as a fuel source generally, and could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. The U.S. Environmental Protection Agency, or EPA, adopted regulations in March 2005, that could increase the costs of operating coal-fired power plants, including ROVA. Congress has considered legislation that would have this same effect. At this time, we are unable to predict the impact of these new regulations on our business. However, we expect that the new regulations may alter the relative competitiveness among coal suppliers and coal types. The new regulations could also disadvantage some or all of our mines, and notwithstanding our coal supply contracts we could lose all or a portion of our sales volumes and face increased pressure to reduce the price for our coal, thereby reducing our revenues, our profitability and the value of our coal reserves.

               In March 2005, the EPA issued the Clean Air Interstate Rule (“CAIR”) and Clean Air Mercury Rule (“CAMR”). The CAIR will reduce emissions of sulfur dioxide and nitrogen oxide in 28 eastern States and the District of Columbia. Texas and Minnesota, in which customers of the Jewett and Absaloka mines are located, and North Carolina, where ROVA is located, are subject to the CAIR. The CAIR requires these States to achieve required reductions in emissions from electric generating units, or EGUs, in one of two ways: (1) through participation in an EPA-administered, interstate “cap and trade” system that caps emissions in two stages, or (2) through measures of the State’s choice. Under the cap and trade system, the EPA will allocate emission “allowances” for nitrogen oxide to each State. The 28 States will distribute those allowances to EGUs, which can trade them. To control sulfur dioxide, the EPA will reduce the existing allowance allocations for sulfur dioxide that are currently provided under the acid rain program established pursuant to Title IV of the Clean Air Act Amendments. EGUs may choose among compliance alternatives, including installing pollution control equipment, switching fuels, or buying excess allowances from other EGUs that have reduced their emissions. Aggregate sulfur dioxide emissions are to be reduced from 2003 levels in two stages, a 45% reduction by 2010 and a 57% reduction by 2015. Aggregate nitrogen oxide emissions are also to be reduced from 2003 levels in two stages, a 53% reduction by 2009 and a 61% reduction by 2015.

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

               Different EGUs have different levels of emissions control technology. For example, ROVA has “state of the art” emissions control technology that reduces its emissions of sulfur dioxide, nitrogen oxide and, collaterally, mercury.

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

               Environmental regulations by the states in which our mines are located, or in which the generating plants they supply operate, may negatively affect demand for coal in general or for our coal in particular. For example, Texas passed regulations requiring all fossil fuel-fired generating facilities in the state to reduce nitrogen oxide emissions beginning in May 2003. In January 2004, we entered into a supplemental settlement agreement with NRGT pursuant to which the Limestone Station must purchase a specified volume of lignite from the Jewett Mine. In order to burn this lignite without violating the Texas nitrogen oxide regulations, the Limestone Station is blending our lignite with coal produced by others in the Southern Powder River Basin, and using emissions credits. Considerations involving the Texas nitrogen oxide regulations might affect the demand for lignite from the Jewett Mine in the period after 2007, which is the last year covered by the four- year fixed price agreement. Not- withstanding our contractual right to deliver approximately 6.5 million tons per year, NRGT might claim that it is less expensive for the Limestone Station to comply with the Texas nitrogen oxide regulations by switching to a blend that contains relatively more coal from the Southern Powder River Basin and relatively less of our lignite. Other states are evaluating various legislative and regulatory strategies for improving air quality and reducing emissions from electric generating units. Passage of other state-specific environmental laws could reduce the demand for our coal.

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

               We estimate that our gross reclamation and mine-closing liabilities, which are based upon permit requirements and our experience, were $396.1 million (with a present value of $158.4. million) at December 31, 2005. Of these liabilities, our customers have assumed a gross aggregate of $200.9 million and have secured a portion of these obligations by posting bonds in the amount of $50 million and funding reclamation escrow accounts that currently hold approximately $58.8 million, in each case at December 31, 2005. We estimate that our gross obligation for final reclamation that is not the contractual responsibility of others was $195.2 million at December 31, 2005. ROVA’s asset retirement obligation at June 30, 2006 was $0.4 million.

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

               Our profitability could be affected by unscheduled outages at ROVA or if scheduled outages at ROVA last longer than we anticipate.

Increases in the cost of the fuel, electricity and materials and the availability of tires we use in the operation of our mines could affect our profitability.

               Under several of our existing coal supply agreements, our mines bear the cost of the diesel fuel, lubricants and other petroleum products, electricity, and other materials and supplies necessary to operate their draglines and other mobile equipment. In particular, the cost of tires for our heavy equipment at the mines increased drastically in 2005 and 2006 as the supply tightened due to world-wide demand, which impacts productivity and could even reduce production if replacement tires are not available. The prices of many of these commodities have increased significantly in the last year, and continued escalation of these costs would hurt our profitability or threaten the financial condition of certain operations in the absence of corresponding increases in revenue.

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

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

               Through and including October 1, 2006, the accumulated and unpaid dividends on the outstanding Series A Preferred Stock totaled $14.0 million ($21.83 per Depositary Share).

               See  Note 9 “Capital Stock” to our Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               An Annual Meeting of Shareholders was held on May 18, 2006. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Two proposals were voted upon at the meeting.

               The first proposal was the election by the holders of Common Stock of seven members of the Board of Directors. The tabulation of the votes cast with respect to each of the nominees for election as a Director is set forth as follows:

Name	Votes For	Votes Withheld

Thomas J. Coffey	7,597,893	201,496
Robert E. Killen	7,741,553	57,836
Richard Klingaman	7,742,099	57,209
Thomas W. Ostrander	7,683,253	116,136
Christopher K. Seglem	7,739,136	60,253
James W. Sight	7,741,647	57,742
Donald A. Tortorice	7,715,102	84,287

               Messrs. Coffey, Killen, Klingaman, Ostrander, Seglem, Sight and Tortorice were elected.

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

Name	Votes For	Votes Withheld

Michael Armstrong	791,615	2,300
William M. Stern	791,615	2,300

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

               In addition, the Compensation and Benefits Committee has established a similar set of weighted performance objectives for the 2006 award. The award will be determined based upon the Company’s financial performance during 2006 and awarded in 2007.

               The Company has accumulated but unpaid quarterly preferred dividends through and including July 1, 2006 amount to $15.3 million in the aggregate ($87.28 per preferred share or $21.82 per Depositary Share). As a result of its restatement, the Company is prohibited from paying preferred stock dividends because there are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $175,000 at June 30, 2006).

ITEM 6
EXHIBITS

a)	Exhibits

10.1	Purchase Agreement dated June 29, 2006 by and between LG&E Roanoke Valley L.P., LG&E Power Services L.L.C, and Westmoreland Coal Company

10.2	Third Amendment and Restatement of the Power Purchase and Operating Agreement effective as of December 1, 2000 between Westmoreland-LG&E Partners and Virginia Electric and Power Company

10.3	Second Amendment and Restatement of the Power Purchase and Operating Agreement dated November 21, 2000 between Westmoreland-LG&E Partners and Virginia Electric and Power Company for the Roanoke Valley II Project

10.4	Amended and Restated Construction and Term Loan Agreement dated as of December 1, 1993 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.5	Amendment No. 1 to Amended and Restated Construction and Term Loan Agreement dated as of November 4, 1994 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.6	Amendment No. 2 to Amended and Restated Construction and Term Loan Agreement dated as of December 30, 1994 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.7	Amendment No. 3 to Amended and Restated Construction and Term Loan Agreement dated as of January 31, 1995 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.8	Amendment No. 4 to Amended and Restated Construction and Term Loan Agreement dated as of October 19, 1995 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.9	Amendment No. 5 to Amended and Restated Construction and Term Loan Agreement dated as of December 15, 1996 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.10	Amendment No. 5 to Amended and Restated Construction and Term Loan Agreement dated as of August 23, 2000 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders and Institutional Agent and each Purchasing Institutional Lender, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.11	Amendment No. 6 to Amended and Restated Construction and Term Loan Agreement dated as of November 21, 2000 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders and Institutional Agent and each Purchasing Institutional Lender, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.12	Amendment No. 7 to Amended and Restated Construction and Term Loan Agreement dated as of November 15, 2001 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders and Institutional Agent and each Purchasing Institutional Lender, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.13	Amendment No. 8 to Amended and Restated Construction and Term Loan Agreement dated as of November 28, 2001 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders and Institutional Agent and each Purchasing Institutional Lender, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.14	Amendment No. 9 to Amended and Restated Construction and Term Loan Agreement dated as of March 1, 2002 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders and Institutional Agent and each Purchasing Institutional Lender, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.15	Amendment No. 10 to Amended and Restated Construction and Term Loan Agreement dated as of April 8, 2003 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders and Institutional Agent and each Purchasing Institutional Lender, the Bond L/C Issuing Bank, the Co-Agents (each as defined therein), Credit Suisse First Boston in the capacities named therein and Dexia Credit Local, New York Agency, in the capacities named therein

10.16	Note Purchase Agreement dated June 29, 2006 between Westmoreland Energy LLC and the Purchaser named therein

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: November 3, 2006	/s/ David J. Blair
David J. Blair
Chief Financial Officer
(A Duly Authorized Officer)

Date: November 3, 2006	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Controller and
Principal Accounting Officer
(A Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Purchase Agreement Dated June 29, 2006 by and between LG&E Roanoke Valley L.P., LG&E Power Services LLC, and Westmoreland Coal Company

10.2	Third Amendment and Restatement of the Power Purchase and Operating Agreement effective as of December 1, 2000 between Westmoreland-LG&E Partners and Virginia Electric and Power Company

10.3	Second Amendment and Restatement of the Power Purchase and Operating Agreement dated November 21, 2000 between Westmoreland-LG&E Partners and Virginia Electric and Power Company for the Roanoke Valley II Project

10.4	Amended and Restated Construction and Term Loan Agreement dated as of December 1, 1993 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.5	Amendment No. 1 to Amended and Restated Construction and Term Loan Agreement dated as of November 4, 1994 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.6	Amendment No. 2 to Amended and Restated Construction and Term Loan Agreement dated as of December 30, 1994 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.7	Amendment No. 3 to Amended and Restated Construction and Term Loan Agreement dated as of January 31, 1995 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.8	Amendment No. 4 to Amended and Restated Construction and Term Loan Agreement dated as of October 19, 1995 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.9	Amendment No. 5 to Amended and Restated Construction and Term Loan Agreement dated as of December 15, 1996 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.10	Amendment No. 5 to Amended and Restated Construction and Term Loan Agreement dated as of August 23, 2000 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders and Institutional Agent and each Purchasing Institutional Lender, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.11	Amendment No. 6 to Amended and Restated Construction and Term Loan Agreement dated as of November 21, 2000 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders and Institutional Agent and each Purchasing Institutional Lender, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.12	Amendment No. 7 to Amended and Restated Construction and Term Loan Agreement dated as of November 15, 2001 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders and Institutional Agent and each Purchasing Institutional Lender, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.13	Amendment No. 8 to Amended and Restated Construction and Term Loan Agreement dated as of November 28, 2001 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders and Institutional Agent and each Purchasing Institutional Lender, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.14	Amendment No. 9 to Amended and Restated Construction and Term Loan Agreement dated as of March 1, 2002 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders and Institutional Agent and each Purchasing Institutional Lender, the Issuing Bank, the Co-Agents and Agent (each as defined therein)

10.15	Amendment No. 10 to Amended and Restated Construction and Term Loan Agreement dated as of April 8, 2003 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders and Institutional Agent and each Purchasing Institutional Lender, the Bond L/C Issuing Bank, the Co-Agents (each as defined therein), Credit Suisse First Boston in the capacities named therein and Dexia Credit Local, New York Agency, in the capacities named therein

10.16	Note Purchase Agreement dated June 29, 2006 between Westmoreland Energy LLC and the Purchaser named therein

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Certifications pursuant to 18 U.S.C. Section 1350.