Form 10-K/A
period 2006-12-31
WESTMORELAND COAL CO
filed 2007-04-30
CIK 106455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1 to Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 001-11155
WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	23-1128670
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 North Cascade Avenue 14th Floor	80903
Colorado Springs, CO	(Zip Code)
(Address of principal executive offices)
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
     There were 9,070,425 shares outstanding of the registrant’s Common Stock, $2.50 Par Value per share (the registrant’s only class of common stock), as of April 13, 2007.

EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission, or SEC, on April 2, 2007, to include the disclosure required by Part III of Form 10-K, as set forth below, which disclosure we had originally intended to incorporate by reference to our definitive proxy statement. This Amendment is also being filed to amend the exhibit index to reflect the filing of additional exhibits and the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
     This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements and other financial disclosures included in our Annual Report on Form 10-K. Except for the inclusion of the information described above, this Amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K on April 2, 2007 or modify or update other information or exhibits to the Annual Report on Form 10-K.

PART III
ITEM 10 – DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE
Directors
     The Company’s current directors, their business experience, their ages and their terms of office as directors are presented in the table below:

	Business Experience During Past Five Years		Director
Name	and Other Directorships	Age	Since

Michael Armstrong	Private Investor (since 1995); Stockbroker, Southwest Securities, a stock brokerage company (from 1983 until 1995).	56	2000

Thomas J. Coffey	Partner, B2BCFO/CIO, LLP, a professional services organization (since December 2005); Vice President-Finance, Global Infrastructure Services (from July 1999 until May 2005) and Vice President-Operations Analysis (from April 1998 until July 1999) of Unisys Corporation, a technology services company; Senior Vice President, Chief Financial Officer and Treasurer of Intelligent Electronics, Inc., a technology distribution company (from 1995 until September 1997); and Partner of KPMG (from 1985 until 1995).	54	2000

Robert E. Killen	Vice Chairman of Westmoreland Coal Company (since May 2006); Chairman of the Board and Chief Executive Officer of The Killen Group, Inc., an investment advisory firm (since April 1996); Chairman of the Board of Berwyn Financial Services, an institutional and retail brokerage company (since October 1991).	66	1996

Richard M. Klingaman	Consultant, natural resources and energy (since May 1992); Retired Senior Vice President, Penn Virginia Corporation, a natural resources company specializing in coal, oil, natural gas, timber, lime and limestone (from 1977-1992); Director of Westmoreland Resources, Inc. (from 1980-1993).	71	2006

Thomas W. Ostrander	Managing Director, Global Industries Group, Banc of America Securities LLC, an investment banking firm (since November 2006); Managing Director, Citigroup Global Markets Inc., an investment banking firm (and predecessor firms) (from 1989 until September 2006).	56	1995

Christopher K. Seglem	Chairman of the Board of Directors (since June 1996) and Chief Executive Officer of the Company (since June 1993); President of the Company (since June 1992); Chief Operating Officer of the Company (from June 1992 until June 1993); and Executive Vice President of the Company (from December 1990 until June 1992).	60	1992

William M. Stern	Executive Vice President and Director, Stern Brothers & Company, a broker-dealer (since 1999); Vice President, Mercantile Bank Capital Markets Group, a banking company (1998-1999); Senior Vice President, Mark Twain Capital Markets Group, a banking company (1983-1998).	61	2000

Donald A. Tortorice	St. George Tucker Adjunct Professor of Law at the College of William & Mary School of Law (since Jan. 1999); Affiliate Professor of Law and Medicine at the Medical College of Virginia (from Sept. 2002 until May 2003); Partner in the law firm of Duane, Morris & Heckscher (from 1979 until 1998) and Managing Partner of the Harrisburg, Pennsylvania office of that law firm (from 1979 until 1998); Director of Gear CGI, Ltd. (from 1998 until 1999); Director of Eastern Holding Co. Ltd. (from 1985 until 1999); Director of Eastern Alliance Insurance Co., Ltd. (from 1985 until 1999); Director of Educators Alliance Insurance Co. (from 1997 until 1999).	64	2003

Officers
     The information required by this item with respect to executive officers is provided, following Item 4 in our previously filed Annual Report on Form 10-K, under the caption “Executive Officers of the Company.” Christopher K. Seglem is the brother of Mark K. Seglem.
Code of Ethics
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
Director Candidate Nomination Process
     The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates when a vacancy exists or is anticipated includes invitations to Board members for recommendations, the collection of information about individuals recommended, meetings to evaluate biographical information and background material relating to potential candidates, and interviews of selected candidates by members of the committee and the Board.
     In considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended director nominees, the Nominating and Corporate Governance Committee takes into consideration a number of criteria which include the candidate’s integrity, business acumen, knowledge of our business and industry, maturity, experience, diligence, potential conflicts of interest, willingness to serve as a director and regularly attend and participate in Board meetings and the ability to act in the interests of all stockholders. The committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of skills, experience and knowledge that will assure that the Board can fulfill its responsibilities.
     Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, Westmoreland Coal Company, 2 North Cascade Avenue, 14th Floor, Colorado Springs, CO 80903. Assuming that appropriate biographical and background material has been provided on a timely basis, the committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. If the Board determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in our proxy statement for the next annual meeting.

     Stockholders also have the right under our bylaws to nominate director candidates directly, without any action or recommendation on the part of the Corporate Governance and Nominating Committee or the Board, by following the procedures set forth in Section 2.6, “Advance Notice of Nominees,” in our bylaws. Among other things, a stockholder wishing to nominate a candidate for election as a director must give notice to us within the time period specified in such section, and the notice must include the information about the stockholder and the proposed nominee required in the bylaws. Any stockholder wishing to nominate a candidate for election to the Board without any action or recommendation of the Nominating and Corporate Governance Committee or the Board must strictly comply with the procedures specified in Section 2.6 of the bylaws. Candidates nominated by stockholders in accordance with the procedures set forth in the bylaws will not be included in our proxy statement for the next annual meeting.
Audit Committee and Audit Committee Financial Expert
     The Company’s Board of Directors has a standing Audit Committee. The committee is comprised of Messrs. Thomas J. Coffey (Chairman), Thomas W. Ostrander, and William M. Stern. The Board of Directors has determined that Thomas J. Coffey is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and that Mr. Coffey is independent under the applicable rules of the American Stock Exchange.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership on Forms 3 and 4 with the SEC and the American Stock Exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the knowledge of management, based solely on its review of such reports furnished to the Company, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 2006.
ITEM 11 — EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     Business Context
     We are a U.S. energy company that produces approximately 30 million tons of coal and generates 2.6 million megawatt hours of electric power annually. We also broker coal for others, operate power facilities for others under contract and provide repair and maintenance services to utility, independent power, and industrial generation facilities. We have been mining coal for over 150 years. Between 1992 and 2001 we transitioned from primarily underground coal production, most of which was in the Eastern United States, to current production from surface mines in Montana, North Dakota, and Texas. Working in combination with others, we also diversified into the production of independent power, and brought eight projects to commercial operations during this period. Our principal power production facility today is in North Carolina. We now employ over 1,100 people in seven states and our Company is ranked as the eighth largest coal producer in the country based on tons of coal mined in 2006.
     We have faced a number of financial challenges over the past two decades. By the late 1980’s our underground mining operations were characterized by depleted reserves and high costs causing significant operating losses. Coal markets were soft and prices declining. The Company also faced high and growing post-retirement medical costs for retired members of the United Mine Workers of America

(“UMWA”). How to finance a turnaround itself posed a very substantial challenge. By the early 1990’s the Company was in default on various bank covenants and could not pay dividends on its preferred stock. In response, the Company initiated a plan to transform itself into a profitable enterprise by shutting down non-performing operations, monetizing existing assets wherever possible, capping UMWA post-retirement medical costs to the extent possible, and reinvesting available proceeds in a new business plan and strategy emphasizing western surface mining, and independent power production. The Company’s financial situation forced it to rely primarily on asset based financing, which limited the amount of free cash available to us from operations. As a result, we have been cash constrained over the past two decades. In recognition of this, management and the Compensation and Benefits Committee have kept cash compensation levels relatively low and flat. This has meant often deferring or limiting pay increases and the pay-out of certain incentive compensation earned.
     Successful execution of our strategic plan has been predicated on attracting and retaining a talented and highly motivated executive team with a deep technical and operational knowledge of the energy markets. The skill sets, educational requirements, experience and personal qualities of our executives are in demand by many of our competitors. At the same time, we have had to address the financial constraints imposed on us in transforming the Company from a mature but struggling enterprise to a growing one with sustainable positive cash flow and profitability. Within professional compensation circles we have been in what is known as the renewal stage. Companies at this stage use certain guidelines for compensation policy and design, which emphasizes proportionally greater reliance on annual and long-term incentive compensation. At the same time, the relatively small number of Company shares outstanding has limited our ability to deliver long-term incentives at the level of value typically indicated for a company in the renewal stage. Therefore, compensation levels for our executives have changed only minimally from prior years’ levels.
     The competition for executive talent in the energy industry has always been considerable, but never more so than today as the worldwide demand for energy has risen to new levels, increasing the pressure on energy companies to permit and construct new power generation facilities, find and develop new fuel reserves, extract resources under challenging geological conditions, comply with new environmental and reclamation requirements, manage higher production costs associated with dramatic increases in the prices of key supplies such as diesel fuel and electricity and address the scarcity of certain supplies such as tires. Unwanted turnover among our key executives could be very costly to our shareholders. Therefore, our executive compensation program has been designed to support our long-term strategic objectives, as well as address the realities of the competitive market for talent.
     It is the intention of the Compensation and Benefits Committee to set the compensation levels of our executives at appropriate levels in line with stated compensation principles and objectives discussed below, in part through the use of long-term equity awards. Our most recent equity plan to provide long-term incentives to employees was approved by our shareholders in 2002 and the shares reserved for that plan are now nearly depleted.
     Compensation Principles and Objectives
     Our executive compensation program has been designed to provide a total compensation package that allows us to attract, retain and motivate executives with the business and technical knowledge necessary to capably manage our business.

     Our executive compensation program is guided by several key principles:
•	Target compensation levels that are at least at the median of our industry, peer group and the markets in which we compete for executive talent;

•	Structure executive compensation to reflect the Company’s presence in the renewal stage;

•	Link pay to performance by making a substantial percentage of total executive compensation variable, or “at risk,” by relying on annual and long-term incentive compensation programs;

•	Use equity awards, or awards with equity-like features, to align executive compensation with shareholder interests; and

•	Provide a total compensation program that emphasizes direct compensation over indirect compensation such as perquisites and other benefits.
     Establishing the Executive Compensation Program
     Our executive compensation program takes into consideration our stage in the business cycle, the marketplace for similar positions, our past practices, and the experience and talents that each individual executive brings to our company.
     At Westmoreland, the Compensation and Benefits Committee, a committee of the Board of Directors consisting of three independent directors, administers our executive compensation program. The Compensation and Benefits Committee establishes our overall compensation strategy to ensure that our executives are rewarded appropriately and that executive compensation supports our business strategy and objectives.
     The Compensation-Setting Process
     The Compensation and Benefits Committee is responsible for setting the salaries and incentive compensation of our executive officers. The committee’s objective is to oversee and administer compensation programs that attract, retain, reward and motivate highly qualified executive officers to perform their duties in a competent and efficient manner, increase our long-term profitability and build stockholder value. The Compensation and Benefits Committee establishes our overall compensation strategy to ensure that our executives are rewarded appropriately and that executive compensation supports Westmoreland’s business strategy and objectives. In discharging its duties, the Compensation and Benefits Committee reviews and determines the compensation, including base salaries, annual incentives, long-term incentives, and other benefits, of our Chief Executive Officer, our Chief Financial Officer, and the three most highly-compensated executive officers other than our Chief Executive Officer and Chief Financial Officer. We refer to these five officers as our named executive officers. The Compensation and Benefits Committee also determines the compensation for other key executives who are not identified in this report.
     The Compensation and Benefits Committee has the authority to retain consultants directly and has engaged a nationally recognized executive compensation consultant, Mercer Human Resource Consulting, or Mercer, to assist in performing its duties. Mercer was engaged to assist with the development of our compensation strategy, to annually review the competitiveness of our executive compensation programs, and to provide recommendations for changes or adjustments to these programs. The compensation strategy was specifically designed to support our business strategy, with an expectation that changes to our company would affect pay delivery programs.
     Our compensation planning process, including business and succession planning, evaluation of our executive officers’ performance and consideration of our business environment is ongoing throughout the year.

     Our Chief Executive Officer, members of management and our Vice President of Human Resources work with the Chairman of the Compensation and Benefits Committee to establish the agenda for Compensation and Benefits Committee meetings and in the preparation of meeting information. We seek the input of our management, our Vice President of Human Resources and Mercer in making executive compensation decisions. Our Chief Executive Officer also participates in Compensation and Benefits Committee meetings at its request to provide background information on Westmoreland’s strategic objectives, his evaluation of the performance of the named executive officers and compensation recommendations as to senior executive officers (other than for himself). In determining the appropriate compensation level for our Chief Executive Officer, the committee meets in executive session and reviews performance of our company and our Chief Executive Officer’s performance against pre-established goals.
     The Compensation and Benefits Committee has implemented an annual performance review program for our executives, under which annual performance goals are determined and set each calendar year for our company as a whole, and for the power segment and each mining operation The corporate goals target the achievement of specific regulatory, financial and operational milestones. Individual mine and power segment goals are proposed by each mine manager or senior power executive and approved by our Chief Executive Officer. Our Chief Executive Officer’s goals are approved by the Compensation and Benefits Committee. Annual salary increases, annual bonuses, and annual long-term incentive awards, including any stock option, SAR, performance unit and restricted stock awards, granted to our executives are tied to the achievement of the corporate, the power segment or mine performance goals, and individual accomplishments.
     During the first calendar quarter of each year we evaluate performance against the goal, and individual accomplishments for the recently completed year. Generally, each executive’s evaluation begins with a self-assessment, which is submitted in writing or discussed with our Chief Executive Officer. Our Chief Executive Officer then formulates an evaluation based on the executive’s self-assessment, the Chief Executive Officer’s own evaluation and input from others within our company. This process leads to a recommendation by the Chief Executive Officer for annual executive salary increases, annual incentive bonuses and annual long-term incentive awards, if any, which is then reviewed and approved by the Compensation and Benefits Committee. In the case of our Chief Executive Officer, his individual performance evaluation is conducted by the Compensation and Benefits Committee, which determines his compensation changes and awards. For all executives, annual incentive bonuses, to the extent granted, are implemented during the first calendar quarter of the year. Annual base salary increases, and annual long term incentive awards, including stock option, SAR, performance unit and restricted stock awards, to the extent granted, are implemented at the end of the second calendar quarter of the year for all executives.
     The Compensation and Benefits Committee reviews director compensation every other year, engaging Mercer to assist in its evaluation of the competitiveness of current compensation levels for non-employee directors. Mercer uses the Mercer General Industry Survey and a review of proxy data of the same Westmoreland peer group used for a comparison of executive compensation, to determine the competitiveness of Westmoreland’s director compensation. Mercer, at the request of the Compensation and Benefits Committee, updated its 2005 report in 2006, and provided an additional report regarding director compensation to the Compensation and Benefits Committee in December 2006. Our Vice President of Human Resources, a certified compensation professional, also provides information to the Compensation and Benefits Committee regarding director compensation, including information from the National Association of Corporate Directors’ 2006 report on directors’ compensation. Our Chief Executive Officer makes recommendations to the Compensation and Benefits Committee regarding directors’ compensation, based on the information provided by Mercer and the Vice President of Human Resources. The committee makes the final determination regarding director compensation recommendations to present to the full Board for their approval.

     Setting Compensation Targets
     In general, our executive compensation program is intended to deliver compensation that is competitive within our industry and the markets in which we compete for executive talent. In making executive compensation decisions, we are guided by the compensation principles described above. However, fulfillment of these objectives has been limited by our cash constraints and the relatively small pool of shares available for stock options and grants. We also consider historical compensation levels, competitive pay practices at the companies in our peer group, and the relative compensation levels of our named executive officers. We may also consider industry conditions, industry life cycle, corporate performance as compared to internal goals as well as to the peer group and the overall effectiveness of the compensation program in achieving desired results.
     Our program offers our named executive officers the opportunity to be compensated above or below target, depending upon various measures of performance. As a result, the compensation program is designed to result in compensation to our executives that can be significantly above target in times of relatively superior performance and significantly below target in times of relatively poor performance. Base salary and incentive pay performance targets have typically reflected our cash and equity constraints.
     As targeted total compensation levels are determined, the Compensation and Benefits Committee also determines the portion of total compensation that will be contingent, performance-based pay. Performance-based pay generally includes cash bonuses under the annual incentive plan mostly for achievement of specified performance objectives and cash generated, and stock-based or similar incentive compensation whose value is dependent upon long-term or relative appreciation in stock price.
     The Compensation and Benefits Committee reviews, on an annual basis, its performance and the effectiveness of our compensation program in obtaining desired results.
     Peer Comparisons
     The Compensation and Benefits Committee periodically benchmarks the competitiveness of our compensation programs to determine how well our actual compensation levels compare to our overall philosophy and target markets. Our historic benchmarking peer group has consisted of other mining and energy companies, with a focus on size based on revenues. The committee believes revenue is an appropriate reference point for determining the composition of the peer group because it provides a reasonable basis for comparing like positions and scope of responsibility.
     The peer group for 2006 was selected by the Compensation and Benefits Committee based on the recommendation of Mercer. The peer group included Alliance Resource Partners, Cabot Oil and Gas Corp., Cimarex Energy Co., Comstock Resources, Inc., Denbury Resources, Inc., Houston Exploration Co., Plains Exploration and Production Co., Range Resources Co., St. Mary Land and Exploration Co. and Swift Energy Co. The proxy statements of this peer group are analyzed for comparison purposes in regard to the compensation of our Chief Executive Officer and other named executive officers. Given the changing nature of our business and industry, the companies included in the peer group will vary from year to year, and it is the Compensation and Benefits Committee’s intent in 2007 to again thoroughly review the peer group and make changes as appropriate. The Compensation and Benefits Committee also reviews industry-wide compensation survey data.
     Because of the relatively small size of our company compared to the other publicly-traded coal companies and because we are also a power developer and operator, the Compensation and Benefits Committee receives compensation data for other publicly traded coal companies for informational purposes only.

     Components of the Executive Compensation Program
     Our executive compensation program consists of three elements:
•	Base salary,

•	Annual incentive compensation, and

•	Long-term incentive compensation.
          Base Salary
     Base salary is designed to compensate our named executive officers at a fixed level of compensation that serves as a retention tool throughout the executive’s career. In determining base salaries, the Compensation and Benefits Committee considers each executive’s role and responsibility, unique skills, future potential with our company, salary levels for similar positions in our target market, and internal pay equity. Our compensation philosophy is to target base salaries at the 60th percentile for each named executive officer since our incentive compensation levels have typically been far below target and market median levels. As described earlier, our overall pay levels remain below market levels, while most of our base salaries fell within a median range in 2006.
     In general, base salary is intended to represent approximately 30% of the overall compensation package, assuming that we are achieving targeted performance levels for our incentive programs.
     Due to the cash constraints mentioned above, salary increases for all of our senior management were limited to a 2.5% adjustment effective July 1, 2006.
          Annual Incentive Compensation
     The Annual Incentive Plan is intended to provide incentive compensation at the median level for targeted performance levels.
     The Compensation and Benefits Committee provides our executives, including our named executive officers, with the opportunity to earn an annual cash incentive award each year. Our annual incentive plan is designed to reward the achievement of specific, pre-established financial and operational objectives. In 2006 and in other years it has also included a discretionary component equivalent to about one-third of the total potential value designed to reward individual effort and performance.
     Our Annual Incentive Plan provides annual incentive award opportunities for executives, including our named executive officers, using objectives that are consistent with annual award opportunities provided to the broader employee population. Our selection of specific performance metrics reflects this company-wide consistency in objectives.
     In recent years, including 2006, we established performance objectives for our named executive officers, with targeted levels based on the safety of our operations (35% weight) and our financial performance (30% weight). Better than industry average safety performance is required for a payout under the safety component. Better than budgeted cash and pretax income generated is required for payout under the financial objectives. Award opportunities also included a discretionary component (35% weight) to recognize the relative contributions of each named executive officer to the accomplishment of strategic objectives, outstanding performance, special efforts, and similar factors.

     The formula used to calculate the payout under each annual incentive award is (i) the performance in each of the three areas-— safety, financial and discretionary-— multiplied by (ii) the weight assigned to each area; which in turn is multiplied by the (iii) the executive’s tier level, which is a percentage of the executive’s base salary, and is then multiplied by (iv) the executive’s base salary. The sum of the payout of each component represents the total annual incentive payout.
     The safety objective compares the lost-time incident rate of our mine operations to nation-wide industry averages as reported by the Mine Safety and Health Administration.
     Two components were selected to reflect our financial performance in 2006. The first objective compared the net increase in budgeted cash to the Board-approved budgeted cash, which measures an increase in cash including capital expenditures, net of cash from investing and financing. To achieve target, a 7.5% increase in net cash over budget was required. The second component relates to our 2006 pretax income, which required a 7.5% (adjusted to reflect accounting changes resulting from the ROVA acquisition) increase over budgeted pretax income, or pretax income target of approximately $6 million.
     The discretionary component is based upon the individual results and accomplishments of each participant and is approved by the Compensation and Benefits Committee. The full Board of Directors participated in the review and award of 2006 annual incentive awards.
     In recent years (including 2006), the bonus targets for our named executive officers, set according to the executive’s tier level, ranged from 40% to 60% of base salary. Maximum payouts are capped at two times the targeted percent of salary. On average, if payouts are made at target levels, these awards represent 15% of the total compensation package.
     In general, we pay incentive bonuses in the year following the annual performance period. Due to cash constraints in 2006, annual incentive amounts earned for 2005 performance, which would have normally been paid in 2006, were deferred for our named executive officers and paid in the first quarter of 2007.
     In addition to the incentive award practices above, in any year the Compensation and Benefits Committee has the discretion to approve a special President’s Award to executive officers, key management, and administrative staff recognizing outstanding individual leadership, effort, and contribution to the strategic success of our company. Recommendations for this special award are made exclusively by our Chief Executive Officer, or in the case where the Chief Executive Officer is a recipient, the Compensation and Benefits Committee determines that award. No President’s Awards were made in 2006 to any of the named executive officers.
          Long-Term Incentive Compensation.
     General. A key component of our executive compensation program is the use of long-term incentives. The Compensation and Benefits Committee believes that long-term incentive compensation plays an essential role in attracting and retaining executive talent and providing executives with incentives to maximize the value of our shareholders’ investments in the Company. In 2000, the Board of Directors adopted a Performance Unit Plan, or the 2000 PUP, as part of our long-term incentive program because an insufficient number of shares were available for issuance under shareholder-approved equity plans to support our program. The 2000 PUP offers the opportunity for cash or stock to be earned based on the absolute or relative performance of the Company’s stock over three year periods. The 2000 PUP is intended to provide a strong link between executive performance and the enhancement of shareholder value.

     Long-term incentive awards for executives are based on a tier structure which targets a percentage of salary, adjusted for market conditions. The annualized value of the long-term incentive awards for our named executive officers is intended to be the largest component of our total compensation package and, as a company in the renewal stage of the business cycle, is targeted at the 50th-75th percentile of market. On average, if the plan targets are met, these awards represent more than 50% of the total compensation package. However, again as a result of cash constraints and the limited number of stock options, stock grants and stock appreciation rights available to the Company, award values have frequently been set below the 50th percentile of market and have delivered even less value over most performance periods.
     Timing of Grants Disclosure and Rationale. Except for certain initial awards granted as of the date of hire for new executives, the timing of long-term incentive compensation awards is typically July 1st and intended to allow for the continuity of awards from year-to-year. The Compensation and Benefits Committee approves the award types, amounts and award terms and conditions for each award to our named executive officers. It delegates administration of the plan to our Human Resources and Investor Relations Departments. To achieve continuity, the awards, and specifically, the actual number of shares to be awarded to each named executive officer, is approved at a meeting of the Compensation and Benefits Committee held generally in the week prior to July 1st each year. The grant date, or effective date, of each award is set by the Compensation and Benefits Committee as July 1st each year. We do not engage in the practice of timing grants with the release of non-public information.
     Current Framework. In 2005 and 2006, awards under our long-term incentive compensation plan consisted of stock appreciation rights, or SARs, which were intended to approximate 60% of the total value of the long-term incentive award, and performance units, which represented the remaining 40% of intended award value. These award vehicles have been selected by the Compensation and Benefits Committee due to their performance orientation and to conserve shares available under approved equity plans. The use of SARs requires the commitment of fewer shares than restricted stock or stock options. A key feature of these vehicles is the link to our stock price.
     Stock Appreciation Rights (SARs). SARs are designed to maximize long-term shareholder value since awards have no value unless our stock increases after the award date. SARs are a key component of executive compensation at our company. SARs are granted under the shareholder approved 2002 Long-Term Incentive Stock Plan, or the 2002 Plan. We currently grant SARs to our named executive officers because stock-settled SARs generally require fewer shares than do options to deliver similar value to an executive.
     Under the 2002 Plan, the exercise price of options and SARs is set to be not less than the market price of our common stock on the grant date. In addition, option or SAR re-pricing is expressly prohibited.
     Awards generally vest over a period of three years, with one-third becoming exercisable on each anniversary of the grant date as long as the executive is still employed by us on the date of vesting. The Compensation and Benefits Committee selected a three-year vesting period to reinforce the link between these incentives and our long-term performance. Awards generally expire after ten years. SARs only have value if our stock price appreciates after the day of grant.
     Although awards generally vest over three years, on December 30, 2005, we accelerated the vesting of all unvested SARs previously awarded to executive officers and other employees under the 2002 Plan, including those granted during 2005. The decision to accelerate the vesting of these SARs was made primarily to reduce the compensation expense that would have been recorded in future periods following our adoption of Financial Accounting Standards Board Statement No. 123, “Share Based Payment (revised 2004),” or FAS 123R, effective January 1, 2006.

     Performance Units. Performance units are also granted to our named executive officers under the 2000 PUP in lieu of stock options or grants. As with options or grants, the 2000 PUP is designed to link employees’ long-term economic interest with those of our shareholders. Use of a multi-year performance period emphasizes the importance of longer-term results and the enhancement of the value of shareholders’ investments.
     Each performance unit entitles the recipient to receive a payment in cash or stock, at the election of the Compensation and Benefits Committee, subject to the achievement of certain performance metrics measured over a three-year performance period from the date of the grant. The Compensation and Benefits Committee may also elect to defer full payment of amounts earned over time.
     The value of each performance unit under the 2000 PUP is a function of three separate components, each expressed as a percentage, measured over the three-year performance period: total shareholder return, total shareholder return relative to two market indices and return on shareholders’ equity. These three performance measures and the goals set by the Compensation and Benefits Committee were selected to be consistent with the compensation principles of aligning executive incentive compensation to shareholder interest.
     Performance units vest in one-third annual increments beginning on the first anniversary of the date of the grant. The Compensation and Benefits Committee selected a three-year vesting period to reinforce the link between these incentives and our long-term performance.
     Awards under the 2000 PUP were granted in the years 2000-2002 and 2004-2006. The Company awarded stock options to implement its long term incentive program in 2003. Those units granted in 2002 that vested in 2005 resulted in no value and no payments because we did not achieve the aggressive performance targets established in 2002. Performance units granted in 2004 and 2005 will be valued at the end of the performance periods occurring the end of June, 2007 and 2008, respectively. Based on the Company’s stock performance as of December 31, 2006, the performance units granted in 2004 and 2005 were not “in-the money,” meaning if settled at that time, they would result in no payments.
     For 2006, the number of performance units awarded to our named executive officers ranged from 40% to 125% of base salary, with a target value of $100 per unit and a cap of $200 per unit. Further information about the 2000 PUP and awards to our named executive officers are shown below, and target dollar values in the “2006 Grants of Plan-Based Awards” table below.
     Tax Deductibility Policy
     Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for certain compensation in excess of $1 million paid to our Chief Executive Officer, Chief Financial Officer and our other named executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if the requirements of that section are met. The Compensation and Benefits Committee reviews the potential effect of Section 162(m) periodically and generally seeks to structure the long-term incentive compensation granted to our executive officers in a manner that is intended to avoid disallowance of deductions under Section 162(m). Nevertheless, there can be no assurance that compensation will be treated as qualified performance-based compensation under Section 162(m). In addition, the Compensation and Benefits Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limit when the Compensation and Benefits Committee believes such payments are appropriate and in the best interests of our company and our stockholders, after taking into consideration changing business conditions and the performance of its employees.

     Benefits
     Benefits for our named executive officers are established based upon an assessment of competitive market factors, a determination of what is needed to attract and retain high caliber executives, and our financial condition. Our primary benefits for executives include participation in the broad-based plans available to most of our other employees: defined benefit retirement plans, savings plans, health and dental plans and various insurance plans, including disability and life insurance.
     We also provide certain executives, including our named executive officers, the following benefits:
•	Supplemental Retirement and Savings. The Internal Revenue Code limits the amount of compensation that may be taken into account for the purpose of determining the retirement benefits payable under tax-qualified ERISA retirement plans. The limitation for 2006 is $220,000. Consequently, so that we could provide retirement income to certain of our senior executives and other key individuals that is commensurate as a percentage of pre-retirement income with that paid to other employees, we have established a nonqualified Supplemental Executive Retirement Plan, or SERP, effective January 1, 1992. Because of attrition in or retirement of the individuals originally covered by the SERP, only Mr. Seglem is eligible for benefits among currently active employees.

•	Deferred Compensation. The Compensation and Benefits Committee has the authority under the 2000 PUP to mandate deferral of any 2000 PUP award. Several named executive officers are currently subject to deferrals under this plan. Deferred compensation is also discussed under the heading “Deferred Compensation” below.
     Perquisites
     Perquisites for our executives, including our named executive officers, are very limited. We eliminated virtually all perquisites provided to executives in 1992 as part of the transformation of our company led by Mr. Seglem. Mr. Seglem is the named designee on a corporate country club membership and is reimbursed for the monthly dues and business related expenses for a local business luncheon club.
     We offer financial planning assistance to senior executives, including our named executive officers, up to 80% of the cost, capped at $1,600 per year. In addition, we will reimburse named executive officers for 80% of the cost of an annual physical examination, up to $500 per year.
     It is not our practice or policy to provide a company vehicle or a vehicle allowance to our executives. However, in the case of Mr. O’Laughlin, who has responsibility for the executive management of multiple coal mining operations that are reasonably reachable by vehicle but located a significant driving distance apart, we provide for the use of a company-owned vehicle specifically for traveling between locations.
     The value of these benefits, in the case that such benefits exceed $10,000, is included in the “All Other Compensation” column of the Summary Compensation Table below. Except for Mr. Wiegley, none of the named executive officers currently receive benefits valued in aggregate of $10,000.
     Employment Contracts
     We do not have contracts of employment with our executives, except for the severance arrangements described below.

     Post-Termination Compensation
     We and our subsidiaries have severance policies which are designed to provide our employees with financial protection against the loss of their employment as the result of circumstances beyond their control. Our severance policies consist of an Executive Severance Policy, or the Executive Policy, which covers our Chief Executive Officer; and a Severance Policy, or the Severance Policy, which covers all other full-time non-union employees, including our named executive officers, other than the Chief Executive Officer.
     The Executive Policy provides for severance payments and benefits if a termination occurs, which is defined as (i) discharge for unacceptable job performance (other than that resulting from gross or willful misconduct), (ii) discharge due to a mistake in recruiting process, or (iii) a significant reduction, or increase without adequate compensation, in the nature or scope of the executive’s authority or duties. There is also additional compensation provided in circumstances under the termination of employment following a change in control, as defined in the Executive Policy. The Severance Policy provides for severance payments and benefits if termination of employment occurs without cause, or in the case of a reduction in work force or upon liquidation of the company.
     Additional information regarding the severance policies, including a definition of key terms and an estimated quantification of benefits that would have been received by our named executive officers had termination occurred on December 31, 2006, is found under the heading “Severance Benefits” below.
Executive Compensation
     Summary Compensation
     The following table summarizes the compensation paid in 2006 to the persons who held the position of Chief Executive Officer and Chief Financial Officer during 2006 and our other three most highly compensated executive officers at the end of 2006, who we refer to as our named executive officers. The determination of our most highly compensated executive officers is based on total compensation for 2006 as calculated in the “Summary Compensation” table (excluding the change in the actuarial value of pension and defined benefit plan benefits and above-market or preferential earnings on deferred compensation) shown below.

2006 SUMMARY COMPENSATION

							Change in
						Non-	Pension
						Equity	Value and
						Incentive	Nonqualified
						Plan	Deferred
				Stock	Option	Com-	Compensation	All Other
		Salary	Bonus	Awards	Awards(1)	pensation	Earnings(2)	Compensation(3)(4)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Christopher K. Seglem	2006	536,780	225,296	—	177,934	—	353,103	16,025	1,309,138
Chief Executive Officer and President

David J. Blair	2006	256,250	110,551	—	19,742	—	17,115	7,508	411,166
Chief Financial Officer

Roger D. Wiegley	2006	253,688	128,947	—	44,847	—	23,840	24,204	475,526
General Counsel and Secretary

Robert W. Holzwarth Senior Vice President,	2006	241,913	113,667	—	58,034	—	26,449	8,169	448,232
Power

John V. O’Laughlin Vice President, Coal	2006	198,044	81,657	—	29,756	—	23,263	8,445	341,165
Operations

(1)	The amounts in this column reflect the amount expensed by us in 2006 for financial reporting purposes pursuant to SFAS No. 123R. The assumptions used in calculating these amounts are discussed in note 12 to our financial statements for the year ended December 31, 2006. Unlike the amount reflected in our financial statements, these amounts do not reflect any estimate of forfeitures related to service-based vesting. Instead, these amounts assume that each executive will perform the requisite service to vest in his award.

(2)	Includes “above-market” interest on deferred compensation for Messrs. Seglem and O’Laughlin of $36,404 and $1,501, respectively. Also includes change in pension value for Messrs. Seglem, Blair, Wiegley, Holzwarth and O’Laughlin of $316,699, $17,115, $23,840, $26,449 and $21,762, respectively. The change in pension value for Mr. Seglem includes $265,224 from the Supplemental Executive Retirement Plan. Pension economic assumptions utilized for our SFAS 87 financial reporting for fiscal years ended in 2006 and 2005 were used for calculations at the end of those years respectively. A discount rate of 5.7% was used for 2005 and 5.95% for 2006.

(3)	“All Other Compensation” includes reimbursements and payments, as applicable, for our contributions to the 401(k) Plan and life insurance premiums. We contributed $6,600 in matching contributions to the 401(k) Plan during 2006 on behalf of each of Messrs. Seglem, Blair, Wiegley, and Holzwarth and $7,714 on behalf of Mr. O’Laughlin. In 2006, we paid life insurance premiums of $9,425; $908; $1,637; $1,569; and $731 for Messrs. Seglem, Blair, Wiegley, Holzwarth and O’Laughlin, respectively. For Mr. Wiegley, “All Other Compensation” includes $1,600 in financial planning fees and $14,367 for temporary living and transportation expenses.

(4)	In accordance with SEC rules, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate of such perquisites and other personal benefits is less than $10,000. Further information regarding our practices with respect to perquisites may be found in the “Perquisites” section of the “Compensation Discussion and Analysis” above.
     Executive compensation consists of three elements: base salary, annual incentive bonus and long-term incentive compensation. We made no internal equity or merit adjustments to base salaries for executives in July 2006 due to cash constraints; however, we did make a cost-of-living adjustment of 2.5% effective July 1, 2006.
     Annual bonus amounts shown in the “2006 Summary Compensation” table are based on performance compared against three weighted performance objectives (safety 35%, financial 30% and discretionary 35%) as described in the “Compensation Disclosure and Analysis” section above. To achieve the targeted bonus level for 2006 required a lost-time incident rate 25% better than the industry average, a net increase of 7.5% over budgeted cash as approved by the Board, attaining pretax income

7.5% higher than budgeted pretax income, plus a discretionary component based on individual performance at the median level. Safety performance in 2006 was 11% better than the industry average which resulted in achieving a 31% payout of that component. We achieved a 283% increase in budgeted cash resulting in achieving the maximum payout of that component and a 130% increase over our budgeted pretax income (adjusted to reflect accounting changes resulting from the ROVA acquisition) resulting in achieving the maximum payout of that component. The discretionary component provides for recognition of individual contributions to the accomplishment of strategic objectives, outstanding performance, special efforts, and similar factors. The payment of bonuses earned in 2006 occurred in the second quarter of 2007.
     The deferred compensation earnings shown in the “Summary Compensation” table reflect interest paid on deferred performance unit awards under the 2000 PUP.
     None of the individuals listed in the table above received any loans or credits from us.
     Grants of Plan Based Awards
     The following table summarizes the performance units (which are referred to in the table below as non-equity incentive plan awards) and awards of stock appreciation rights (which are referred to in the table below as options) in 2006 to our named executive officers:
2006 GRANTS OF PLAN-BASED AWARDS

											All Other
			Number of							All Other	Option		Grant Date
			Non-Equity							Stock	Awards:	Exercise	Fair Value
			Incentive	Estimated Future			Estimated Future			Awards:	Number of	or	of Stock
			Plan	Payouts Under Non-			Payouts Under Equity			Number	Securities	Base Price	and
			Units	Equity Incentive Plan Awards			Incentive Plan Awards			Of Shares of Stock	Underlying	of Option	Options
	Grant	Approval	Granted(1)	Threshold	Target	Maximum	Threshold	Target	Maximum	Or Units	Options	Awards(2)	Awards(3)
Name	Date	Date	(#)	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($ / Sh)	($)
Christopher K. Seglem	7/1/06	6/23/06	6,808	0	680,800	1,361,600	—	—	—	—	—	—	—
	7/1/06	6/23/06	—	—	—	—	—	—	—	—	52,700	24.41	768,366

David J. Blair	7/1/06	6/23/06	1,050	0	105,000	210,000	—	—	—	—	—	—	—
	7/1/06	6/23/06	—	—	—	—	—	—	—	—	8,100	24.41	118,098

Roger D. Wiegley	7/1/06	6/23/06	2,376	0	237,600	475,200	—	—	—	—	—	—	—
	7/1/06	6/23/06	—	—	—	—	—	—	—	—	18,400	24.41	268,272

Robert W. Holzwarth	7/1/06	6/23/06	1,558	0	155,800	311,600	—	—	—	—	—	—	—
	7/1/06	6/23/06	—	—	—	—	—	—	—	—	12,100	24.41	176,418

John V. O’Laughlin	7/1/06	6/23/06	1,275	0	127,500	255,000	—	—	—	—	—	—	—
	7/1/06	6/23/06	—	—	—	—	—	—	—	—	9,900	24.41	144,342

(1)	Performance units granted pursuant to the 2000 PUP for the performance period July 2006-July 2009. Performance units vest in one-third increments but payout is not determined until the end of the three-year performance period. Payouts may then be deferred by the Compensation and Benefits Committee as allowed under the 2000 PUP.

(2)	The base price is defined by the 2002 Plan as the average of the high and low prices per share on the date of grant. The corresponding closing price on the date of grant was $23.72.

(3)	Represents a grant date fair value of $14.58 per SAR.

     As described in the “Compensation Discussion and Analysis” section above, the value of each performance unit is a function of three separate components, each expressed as a percentage, measured over the three-year performance period: absolute total shareholder return (weighted 50%), total shareholder return relative to two market indices (weighted 25%) and return on shareholders’ equity (weighted 25%). To determine the value of the performance units, a “weighted average” of these components in calculated. The maximum value for each performance unit is $200. Values between $0 and $200 are extrapolated. Target value is $100. To achieve target requires (i) total average annual shareholder return of 9%, (ii) total average annual shareholder return that would rank our company on average at the 60th percentile among companies in each of the Russell 2000 and S&P Utility indices, and (iii) average annual return on shareholder’s equity of 9.5%. Each of these comparisons is determined over the three-year performance period.
     The formula used to calculate the payout under each three-year performance period is (i) the performance of each component measured as a percentage of the goal at target, multiplied by (ii) the weight assigned to each area, which in turn is multiplied by (iii) the performance unit value at target, which has historically been $100. The sum of the payout of each component is then multiplied by (iv) the number of performance units granted to the executive resulting in the total payout for the performance period.
     Performance units granted in 2006 are for the performance period 2006-2009. The values shown reflect the target value, or $100, per performance unit. Actual payout can range from $0 to $200 per unit. For more information about long-term incentive compensation, see “Compensation Discussion and Analysis”, above.
     The SARs granted in 2006 vest in one-third increments over a three-year period. The base price of the SARs is defined by the 2002 Plan as the average of the high and low prices per share of our common stock on the date of grant, July 1, 2006, or $24.41. The corresponding closing price on the date of grant was $23.72. SARs will result in value to the executive as the price of our common stock increases.
     Outstanding Equity Awards at Fiscal Year-End
     The following table shows outstanding options and SARs as of December 31, 2006 for our named executive officers. Included in the table are initial grants of long-term incentive options or SARs made in connection with the hiring of Messrs. Blair, Holzwarth, Wiegley and O’Laughlin in 2005, 2004, 2005 and 2001, respectively, and annual long-term incentive awards. Approval of annual long-term incentive awards is made by the Compensation and Benefits Committee in advance of the grant date as described in the “Compensation Discussion and Analysis” section above. Approval occurred on June 23, 2006 for awards effective July 1, 2006.

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards							Stock Awards
											Equity
											Incentive
											Plan
											Awards:
					Equity					Equity	Market or
					Incentive					Incentive	Payout Value
					Plan Awards:					Plan Awards:	of
	Number of		Number of		Number of				Market	Number of	Unearned
	Securities		Securities		Securities			Number of	Value of	Unearned	Shares,
	Underlying		Underlying		Underlying			Shares or	Shares or	Shares, Units	Units
	Unexercised		Unexercised		Unexercised	Option		Units of	Units of	or Other	or Other
	Options		Options		Unearned	Exercise	Option	Stock That	Stock That	Rights That	Rights That
	(#)		(#)		Options	Price	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable		Unexercisable		(#)	($)	Date	Vested	Vested	Vested	Vested
Christopher K. Seglem	117,200	(1)	—		—	2.81	6/8/10	—	—	—	—
	10,000	(2)	—		—	3.00	6/7/09	—	—	—	—
	31,900	(3)	—		—	12.86	6/23/12	—	—	—	—
	32,100	(4)	—		—	17.80	12/30/13	—	—	—	—
	32,100	(5)	—		—	18.08	6/29/13	—	—	—	—
	3,352	(6)	—		—	18.09	5/28/11	—	—	—	—
	12,348	(6)	—		—	18.19	5/28/11	—	—	—	—
	63,300	(7)	—		—	19.37	6/30/14	—	—	—	—
	82,100	(8)	—		—	20.98	6/30/15	—	—	—	—
	—		52,700	(12)	—	24.41	6/30/16	—	—	—	—

David J. Blair	10,000	(8)	—		—	19.78	4/24/15	—	—	—	—
	19,900	(8)	—		—	20.98	6/30/15	—	—	—	—
	—		8,100	(12)		24.41	6/30/16	—	—	—	—

Roger D. Wiegley	10,000	(8)	—		—	18.035	5/15/15	—	—	—	—
	17,900	(8)	—		—	20.98	6/30/15	—	—	—	—
			18,400	(12)	—	24.41	6/30/16	—	—	—	—

Robert W. Holzwarth	6,666	(9)	3,334	(13)	—	27.86	10/31/14	—	—	—	—
	17,900	(8)	—		—	20.98	6/30/15	—	—	—	—
	13,300	(10)	—		—	22.86	10/31/14	—	—	—	—
	—		12,100	(12)	—	24.41	6/30/16	—	—	—	—

John V. O’Laughlin	20,000	(11)	—		—	12.04	3/4/11	—	—	—	—
	4,700	(3)	—		—	12.86	6/23/12	—	—	—	—
	3,650	(4)	—		—	17.80	12/30/13	—	—	—	—
	3,650	(5)	—		—	18.08	6/29/13	—	—	—	—
	491	(6)	—		—	18.09	5/28/11	—	—	—	—
	1,809	(6)	—		—	18.19	5/28/11	—	—	—	—
	9,800	(7)	—		—	19.37	6/30/14	—	—	—	—
	14,600	(8)	—		—	20.98	6/30/15	—	—	—	—
	—		9,900	(12)	—	24.41	6/30/16	—	—	—	—

(1)	Vested in two annual increments beginning 6/9/01.

(2)	Vested in four annual increments beginning 6/8/00.

(3)	Vested in two annual increments beginning 6/24/03.

(4)	Vested in three annual increments beginning 12/31/04.

(5)	Vested in three annual increments beginning 6/30/04.

(6)	Vested in two annual increments beginning 5/29/02.

(7)	SARs; one third vested on 7/1/05 and the balance vested 12/30/05.

(8)	SARs vested 12/30/05.

(9)	Vested in two annual increments beginning 11/1/05.

(10)	SARs; one third vested on 11/1/05 and the balance vested 12/30/05.

(11)	Vested in two annual increments beginning 3/5/02.

(12)	SARs vest in 3 equal annual installments, with the first increment vesting on 7/1/07.

(13)	3,334 options vest on 11/1/07.

Option Exercises and Vested Stock
     The following table presents information regarding option exercises during 2006 for our named executive officers. No SARs held by our named executive officers vested during 2006 and no SARs were exercised. There were no restricted stock awards outstanding during 2006.
2006 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of shares	Value Realized on	Number of Shares	Value Realized on
	Acquired on Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)
Christopher K. Seglem	40,000	793,200	—	—

David J. Blair	—	—	—	—

Roger D. Wiegley	—	—	—	—

Robert W. Holzwarth	—	—	—	—

John V. O’Laughlin	—	—	—	—
     Pension Benefits
     The following table presents pension plan benefits for each of our named executive officers:
2006 PENSION BENEFITS

			Present Value
			of Accumulated
			Benefit as of
		Number of Years	December 31,	Payments During Last
		Credited Service	2006(1)	Fiscal Year
Name	Plan Name	(#)	($)	($)
Christopher K. Seglem	Pension Plan	26.33	363,680	0
	SERP(2)	26.33	2,255,949	0

David J. Blair	Pension Plan	1.67	27,831	0

Roger D. Wiegley	Pension Plan	1.58	36,622	0

Robert W. Holzwarth	Pension Plan	2.17	54,149	0

John V. O’Laughlin	Pension Plan	4.75	88,617	0

(1)	Pension economic assumptions are consistent with our SFAS 87 financial reporting for fiscal year 2006. Demographic assumptions are also consistent with our pension financial reporting, with the exception that per SEC guidance, pre-retirement decrements are not used. A discount rate of 5.95% was used for 2006.

(2)	Supplemental Executive Retirement Plan – see description below.

     We sponsor a Pension Plan, which we refer to as the Plan, for eligible employees of our company and our subsidiaries to which employees make no contributions. The Plan is a merger of the Westmoreland Pension Plan, and other plans that were in place at subsidiaries at the time of their acquisition. The Plan maintains the formulas for benefit calculations which are associated with each of the original plans. All employees whose terms and conditions of employment are not subject to collective bargaining and who work 1,000 or more hours per year are eligible for participation in the Plan. Eligible employees become fully vested after five years of service, or, in any event, upon attaining age 65.
     The Plan was adopted effective December 1, 1997 as a qualified replacement plan for a previous plan, which was terminated effective November 30, 1996. In general, the Plan provides for payment of annual retirement benefits to eligible employees and also provides for disability benefits and for reduced benefits upon retirement prior to the normal retirement age of 65. For the purpose of benefit calculation under the Plan for Mr. Seglem, credited service under the previous plan is included with credited service under the current Plan. The amount of the accrued benefit paid upon termination of the previous plan, calculated as of the termination date of the previous plan, is subtracted to arrive at the benefit amount payable under the Plan. The amounts shown in the table above have been reduced by $174,424, the amount of accrued benefit under the previous plan for Mr. Seglem. Since Messrs. Blair, Wiegley, Holzwarth and O’Laughlin were not employees of our company at the time the previous plan was terminated, they have no accrued benefit under the previous plan but participate in our current pension plan.
     Mr. O’Laughlin’s pension benefits are calculated differently than the method for our other named executive officers as he is a participant in the portion of the Plan which is a cash balance plan associated with Western Energy Company. Each year the cash balance account may be credited with three types of credits: basic credit, additional credit and interest credit, based on total points and eligible earnings for the year. Total points are determined by adding attained age and completed years of service at the beginning of the year; eligible earnings include base pay, commissions and the straight time portion of any overtime for the year, subject to IRS limitations.
     The current compensation covered by the Plan for any named executive officer is that amount reported in the salary column of the Summary Compensation table, subject to limitations imposed by the Internal Revenue Code of 1986, as amended. In 2006 that limit was $220,000.
     Each of Messrs. Seglem, Blair, Wiegley and Holzwarth are covered under the Westmoreland Coal Company provisions of the Pension Plan as follows and which also provide for disability benefits and for reduced benefits upon early retirement.
•	The benefit equals 1.2% of average earnings plus 0.5% of average earnings in excess of covered compensation times years of service. Covered compensation is a 35 year average of Social Security wage bases at Social Security retirement age.

•	Normal Retirement age is 65. Early retirement benefits are available at age 55 with 10 years of service. Benefits are reduced actuarially for early commencement before age 65. Participants with 20 or more years of service may retire at age 62, instead of 65, with no reduction in benefits. Christopher Seglem has 26 years of service and is eligible to retire with full benefits at age 62. None of the other executives covered under this plan are eligible to retire.

•	The executive may choose optional forms of benefit, all reduced to be actuarially equivalent to the single life annuity benefit. The optional forms available are 50%, 66-2/3% and 100% joint and survivor options, a 10-year certain and life option, and a single life annuity.

•	Mr. Seglem is also eligible to benefit under the SERP. This plan has the same plan provisions discussed above, with the exception of the pay considered for the calculation of the benefit formula. Bonuses are included in the definition of compensation. Additionally, the limitations on pay allowed to be considered in qualified pension plans are disregarded.

     Mr. O’Laughlin is covered under the Western Energy Company benefit provisions in the Pension Plan as follows:
•	The benefit value equals a cash balance account increasing with 6% interest annually and credited annually with pay credits of 3% to 12% of pay based on age plus service, plus 1.5% to 6.0% of pay in excess of 50% of the Social Security Wage Base, again based on age plus service.

•	The account balance is converted to an annuity based on actuarial equivalent conversion factors based on age.

•	Early retirement benefits are available at age 50 with 5 years of service. Benefits are reduced actuarially for early commencement before age 65, based on the conversion factors discussed above. Mr. O’Laughlin is eligible for early retirement.
     Mr. O’Laughlin may choose optional forms of benefit, all reduced to be actuarially equivalent to the single life annuity benefit. The optional forms available are a 50% joint and survivor option and a single life annuity.
     Our new employees hired on or after July 1, 2006 and who are not subject to collective bargaining and who work 1,000 or more hours per year are covered under a new benefit plan. There are two components to the new benefit plan design, the first being a defined benefit plan to which employees make no contributions. Eligible employees become fully vested after five years of service, or in any event, upon attaining age 65. The second component is a defined contribution plan, or 401(k) Plan, in which employees may elect to have a pre-tax deduction from their pay deposited in a 401(k) Plan account. Employees’ contributions are matched by the Company at 50% of the first 6% of compensation the employee contributes. The matching contribution is made in Westmoreland Common Stock and employees become vested in the matching contribution over a two year period. This benefit also provides for a monthly Special Contribution paid by the Company in Westmoreland Common Stock to employees’ 401(k) plan account equal to 1.5% of their gross pay. Employees are immediately 100% vested in the Special Contribution. The Special Contribution will be made without regard to any contributions the employees make to the Plan. If an employee has not elected to make contributions under the Plan, the Company will create an Account for the employee into which the Special Contribution will be made. None of the named executive officers are participants in the new benefit plan.
     Supplemental Executive Retirement Plan. The Code limits the amount of compensation that may be taken into account for the purpose of determining the retirement benefit payable under retirement plans, such as the Plan, that are qualified under ERISA. The limitation for 2006 is $220,000. So that we may provide retirement income to certain of our senior executives and other key individuals that is commensurate as a percentage of pre-retirement income with that paid to other company employees, we established a nonqualified Supplemental Executive Retirement Plan, or the SERP, effective January 1, 1992, which among currently active employees covers only Mr. Seglem.
     To become vested in the SERP, a participant must attain age 55 and generally complete 10 years of service. Bonus payments are included in a participant’s compensation under the SERP, although excluded under the Plan. Benefits are payable out of our general assets, and shall commence and be payable at the same time and in the same form as benefits under the Plan.

     Pension Benefits Upon Retirement/Termination, Disability or Death. Mr. Seglem and Mr. O’Laughlin are each vested in the pension plan and are entitled to an annual lifetime benefit payable upon retirement, voluntary or involuntary termination, disability or death (paid for the life of the spouse). The following table shows benefits for Mr. Seglem and Mr. O’Laughlin assuming the event occurred on December 31, 2006:
2006 PENSION BENEFITS UPON RETIREMENT/TERMINATION, DISABILITY OR DEATH

			Benefit		Time or Period of
Name	Type of Termination	Plan	Amount	Form of Payment	Payment
Christopher K. Seglem
	Retirement/Termination	Pension Plan	$2,579	Monthly Annuity	Life
		SERP	$15,997	Monthly Annuity	Life
	Disability
		Pension Plan	$2,964	Monthly Annuity	Life
		SERP	$18,388	Monthly Annuity	Life
	Death
		Pension Plan	$2,066	Monthly Annuity	Life of Spouse
		SERP	$12,814	Monthly Annuity	Life of Spouse
John V. O’Laughlin
	Retirement/Termination	Pension Plan	$592	Monthly Annuity	Life
	Disability	Pension Plan	$592	Monthly Annuity	Life
	Death	Pension Plan	$283	Monthly Annuity	Life of Spouse

     Retiree Medical Benefits
     Each of Messrs. Seglem, Blair, Wiegley and Holzwarth are covered under our broad-based retiree medical plan that provides for continued medical coverage upon retirement at age 62 and with twenty years of service, or age 65 with five years of service. Mr. O’Laughlin’s retiree medical benefits are different than those for our other named executive officers as he is a participant in the retiree medical plan associated with Western Energy Company. Mr. O’Laughlin would be eligible for benefits at age 50 with five years of service. Both of these plans are closed to individuals hired after July 1, 2006. The Company adopted an alternative, less costly retiree medical plan for new employees hired after July 1, 2006.
     Deferred Compensation
     The following table presents information regarding deferred compensation during 2006 for our named executive officers:
2006 NONQUALIFIED DEFERRED COMPENSATION

		Registrant
	Executive	Contributions in	Aggregate Earnings	Aggregate	Aggregate Balance
	Contributions	Last	in Last Fiscal	Withdrawals/	at Last Fiscal
	in Last Fiscal Year	Fiscal Year(1)	Year(2)	Distributions	Year-End
Name	($)	($)	($)	($)	($)
Christopher K. Seglem(3)	0	346,620	95,959	735,796 (4)	852,175 (5)

David J. Blair	0	68,581	0	0	0

Roger D. Wiegley	0	137,051	0	0	0

Robert W. Holzwarth	0	100,963	0	0	0

John V. O’Laughlin(6)	0	92,531	4,025	16,902 (7)	34,787 (8)

(1)	Amounts reported in this column represent annual bonus amounts for 2005 performance that would generally have been paid in 2006, but were deferred by the Compensation and Benefits Committee and paid in first quarter 2007. These amounts were reported as “bonus” in the Summary Compensation Table for 2005, except for Mr. Blair who was not included among the top five most highly compensated officers in 2005.

(2)	Aggregate Earnings represents interest earned on all deferred compensation during 2006. The portion included in this total that is considered at an “above-market” rate is also reported in the “Summary Compensation” table.

(3)	We deferred payments related to the 2000 award of performance units which vested in 2003 and payments related to the 2001 award of performance units which vested in 2004, the value of which was reported in the Summary Compensation Table for 2003 and 2004, respectively.

(4)	Includes interest of $130,389.

(5)	Includes $146,207 in accrued interest.

(6)	We deferred payments related to the 2001 award of performance units which vested in 2004.

(7)	Includes interest of $2,465.

(8)	Includes $5,912 in accrued interest.
     Deferred Compensation Plan. We previously had a Deferred Compensation Plan but terminated that plan following a change in applicable regulations. No named executive officer deferred any compensation in 2006 under that plan.
     Performance Unit Plan Deferral Provision. Under the 2000 PUP, the Compensation and Benefits Committee has the discretion and authority to defer payment of vested performance units in a lump sum or in installments over any period of time not to exceed ten years. Participants in the 2000 PUP may not voluntarily defer any payments under this plan.

     In 2000, Mr. Seglem was awarded performance units under the 2000 PUP. Each performance unit entitled the recipient to receive a payment in cash or stock, at the election of the Compensation and Benefits Committee, equal to an amount based on the increase in our common stock over a three year period. Upon vesting in 2003, and as permitted by the 2000 PUP, the Compensation and Benefits Committee elected to pay approximately one-fifth of the 2000 awards through a combination of cash and common stock and defer payment of the balance in cash over a period of up to four years.
     In 2001, Messrs. Seglem and O’Laughlin were awarded performance units under the 2000 PUP. Each performance unit entitled the recipient to receive a payment in cash or common stock, at the election of the Compensation and Benefits Committee, equal to an amount based upon the total stockholder return percentage on our common stock over a three year period. In 2004, and as permitted by the 2000 PUP, the Compensation and Benefits Committee elected to pay in cash approximately one-fifth of the 2001 awards and defer payment of the balance over a period of up to four years.
     Interest at the rate of Prime plus 1% is paid on all long-term compensation amounts deferred by the Compensation and Benefits Committee.
     In addition, the Annual Incentive Plan payments for performance during 2005 that would normally be paid in 2006 were deferred without interest by the Compensation and Benefits Committee. They were paid in full in the first quarter of 2007.
     Severance Benefits
     We and our subsidiaries have severance policies, including our Executive Severance Policy, dated December 8, 1993, which is the same as the policy established in 1990 and filed with the Securities and Exchange Commission as an Exhibit to Form S-1 on July 28, 2004. We refer to this policy as the Executive Policy, which covers our Chief Executive Officer. We also have a Severance Policy, dated July 26, 2004, which we refer to as the Employee Policy, which covers all other non-union employees who have six months of service, including Messrs. Blair, Wiegley, Holzwarth and O’Laughlin.
          Executive Policy
     The Executive Policy provides for severance payments and benefits if a termination occurs for any of the following reasons:
•	Unacceptable job performance other than that resulting from gross or willful misconduct, which is defined as an act or acts constituting larceny, fraud, gross negligence, crime or crimes, moral turpitude in the course of employment, or willful and material misrepresentation to our directors or officers,

•	A significant reduction or increase, without adequate compensation, in the nature or scope of the executive’s authority or duties,

•	A reduction in base compensation, the aggregate value of employee benefits or cessation of eligibility for incentive bonus payments, or

•	A change in control of our company.

     Three types of events qualify as changes in control: (1) the acquisition by any person of 20% or more of the combined voting power of our stock, or the acquisition by a person who already owns 20% or more of the combined voting power of our stock of an additional 5% or more of the combined voting power, unless the Board determines that the acquisition was not hostile or adverse, (2) a change in the composition of the Board over two years, so that the directors at the start of that period cease to be a majority of the Board, unless the new directors are nominated by the incumbent directors, and (3) a business combination transaction in which we are not the surviving entity, or the sale of all or substantially all of our assets, or the adoption of a plan of liquidation or dissolution.
     The severance and benefits payable in the event of termination include (1) a cash payment, payable over a twenty-four month period, equal to twice the greater of the executive’s annual average cash compensation, defined as the greater of the annualized base salary at the time of severance plus the amount of bonus awarded (including amounts deferred) in that year or the annual average of the executive officer’s most recent five calendar years of base salary and bonus awarded (including amounts deferred), including the year of termination, (2) medical, dental and life insurance coverage for two years, (3) treatment of incentive stock options and SARs in accordance with the provisions of the appropriate incentive plan, (4) financial planning for the year of termination and the following year, (5) outplacement services for up to two years from the termination date, and (6) payment for unused vacation. We are also required to pay any costs and expenses the executive incurs in enforcing this policy. These amounts are subject to reduction in certain circumstances, including if, following a business combination transaction, the executive takes a position with the surviving company.
     If a termination under the Executive Policy had occurred on December 31, 2006, and if none of the events occurred that reduced the amounts payable to him, such as acceptance of a position with a surviving or continuing corporation, then he would have been entitled to receive a cash payment in the range of $1,766,800 to $3,238,392, payable over twenty-four months. The amount within that range depends on the interpretation applied to the Executive Policy and assumes there was no change of control. In addition, Mr. Seglem would also have been entitled to receive perquisites and other personal benefits with a total cost to the Company of $66,426, of which $32,974 is the premium cost to us of providing medical, dental and life insurance coverage for two years at the level specified by the Executive Policy, assuming that rates in effect at December 31, 2006 remained in effect over the two year period, $19,000 is the approximate cost to us of providing the financial planning and outplacement services over the period required by the Executive Policy, and $18,581 is the value of Mr. Seglem’s unused vacation. The actual cost of providing post-termination medical coverage to Mr. Seglem could be higher than the premium cost because the actual medical expenses covered by the Company under its self-insurance program could exceed its premium cost.
     In the alternative, Mr. Seglem could have elected to receive the present value of his total severance discounted at the two-year Treasury bill rate, including the present value of the executive benefits listed above, in a lump sum cash distribution at the time of termination.
     If Mr. Seglem’s employment had been terminated on December 31, 2006, he would also have been entitled to full payout of the 2006 Annual Incentive Plan bonus earned for performance during 2006 in the amount of $225,296, with payment occurring at a time consistent with the payments to other participants in the Annual Incentive Plan. In the event that a change in control occurred that was not hostile or adverse, Mr. Seglem would have been entitled to receive an amount equal to a 100% award under the bonus plan.
     If Mr. Seglem’s employment had been terminated on December 31, 2006, he would have retained all SARs that had then vested, which consisted of 63,300 issued in 2004 and 82,100 issued in 2005. In the event of termination within twelve months following a change in control, Mr. Seglem’s 52,700 unvested SARs issued in 2006 would become fully vested, but would represent no additional value because the closing price of our common stock on December 31, 2006 was less than the exercise price of those SARs. For the purposes of this event, “termination” means involuntary dismissal or a material change in the employee’s level of total compensation or a material change in his level of responsibility which, in either such case, causes the employee to voluntarily terminate his employment.

     In addition, if Mr. Seglem’s employment had been terminated on December 31, 2006, he would have retained all performance units that had then vested, which consisted of 2,137 issued in 2004 and 2,269 issued in 2005, but would have forfeited all the performance units that had not yet vested. However, the value of those performance units would not be determinable until the completion of the performance periods in 2007 and 2008, respectively, so we would not have been required to make any payment in respect of these units at that time. Mr. Seglem had no unvested stock options at December 31, 2006.
     If Mr. Seglem’s employment had terminated on December 31, 2006, he would also have been entitled to receive the pension benefits and deferred compensation described above.
          Employee Policy
     The Employee Policy provides for severance payments and benefits if an eligible employee is terminated for one of the following reasons:
•	Involuntary termination not for cause, where cause is defined as unsatisfactory job performance, or gross or willful misconduct that is injurious to us,

•	A reduction in work force, or

•	A liquidation of our company.
     All full-time, non-union employees with six months of service are eligible to receive severance and benefits under this policy. In order to receive severance and benefits under the policy, the employee must sign an employment release and settlement agreement waiving claims against us.
     The severance and benefits payable in the event of termination include (1) for officers at or above the level of vice president or general manager, including Messrs. Blair, Wiegley, Holzwarth and O’Laughlin, a severance payment equal to four weeks of base salary for every year of continuous and completed service, subject to a minimum of eight weeks and a maximum of 52 weeks, in equal installments on the normal payroll schedule and net of any tax, medical or other required withholdings, (2) medical, vision and dental benefits for the balance of the month in which discharge occurred, and the three following months and (3) payment for any unused vacation.
     If a termination not for cause had occurred on December 31, 2006, then Messrs. Blair, Wiegley, Holzwarth and O’Laughlin and would have received, upon execution of the release and settlement agreement described above, severance payments of $39,423, $39,029, $37,217 and $76,171, respectively, in equal installments on the normal payroll schedule and net of any tax, medical or other required withholdings. We estimate that the cost of providing medical, vision and dental benefits to Mr. Blair and Mr. O’Laughlin from January 1, 2007 through March 31, 2007, and the value of their unused vacation at December 31, 2006, to be $15,229 and $20,001, respectively. We estimate that the cost of providing medical, vision and dental benefits to Messrs. Wiegley and Holzwarth from January 1, 2007 through March 31, 2007, and the value of their unused vacation at December 31, 2006, was less than $10,000 each.
     If the employment of Messrs. Blair, Wiegley, Holzwarth and O’Laughlin had been terminated on December 31, 2006, they would have retained all SARs that had then vested (for Mr. Blair, 29,900 issued in 2005; for Mr. Wiegley, 27,900 issued in 2005; for Mr. Holzwarth, 13,300 issued in 2004 and 17,900 issued in 2005; and for Mr. O’Laughlin, 9,800 issued in 2004 and 14,600 issued in 2005) but would have forfeited all the SARs that had not yet vested except if termination occurs within one year following a change in control in which case SARs issued in 2006 (for Mr. Blair, 8,100; for Mr. Wiegley, 18,400; for

Mr. Holzwarth, 12,100; and for Mr. O’Laughlin, 9,900) would become fully vested, but would represent no additional value because the closing price of our common stock on December 31, 2006 was less than the base price of those SARs. For the purposes of this event, “termination” means involuntary dismissal or a material change in the employee’s level of total compensation or a material change in his or her level of responsibility which, in either such case, causes the employee to voluntarily terminate his or her employment. In addition, Mr. Holzwarth had 3,334 unvested options which would vest upon a change in control, but at no additional value because the closing price of our common stock on December 31, 2006 was less than the exercise price of those options.
     In addition, if the employment of Messrs. Blair, Wiegley, Holzwarth and O’Laughlin had been terminated on December 31, 2006, they would have retained all performance units that had then vested (for Mr. Blair, 550 issued in 2005; for Mr. Wiegley, 495 issued in 2005; for Mr. Holzwarth, 448 issued in 2004 and 494 issued in 2005; and for Mr. O’Laughlin, 332 issued in 2004 and 404 issued in 2005) but would have forfeited all the performance units that had not yet vested. However, the value of those performance units would not then have been determinable, so we would not have been required to make any payment in respect of these units at that time. If a change in control had occurred on December 31, 2006, and if our existence had ended, then performance units held by Messrs. Blair, Wiegley, Holzwarth and O’Laughlin would have terminated without value. However, if our existence had continued following the change in control, then performance units held by Messrs. Blair, Holzwarth, O’Laughlin and Wiegley would also have continued in existence, without acceleration of vesting, and would have been valued in the course of our business.
     If the employment of Messrs. Blair, Holzwarth, O’Laughlin and Wiegley had terminated on December 31, 2006, they would also have received the pension benefits and deferred compensation described above.
Director Compensation
     The following table summarizes the compensation paid in 2006 to the members of our Board of Directors:

						Change
						in Pension
						Value and
						Nonqualified
					Non-Equity	Deferred
	Fees Earned or				Incentive Plan	Compensation	All Other
	Paid in Cash	Stock Awards	Option Awards(1)		Compensation	Earnings	Compensation	Total
Name	($)	($)	($)		($)	($)	($)	($)
Michael Armstrong	46,000	—	3,444	(2)	—	—	—	49,444

Thomas J. Coffey	52,875	—	3,444	(3)	—	—	—	56,319

Robert E. Killen	53,175	—	3,444	(4)	—	—	—	56,619

Richard M. Klingaman	39,000	—	14,793	(5)	—	—	—	53,793

Thomas W. Ostrander	44,000	—	3,444	(6)	—	—	—	47,444

James W. Sight	29,500	—	3,444	(7)	—	—	—	32,944

William M. Stern	44,000	—	3,444	(8)	—	—	—	47,444

Donald A. Tortorice	48,800	—	4,882	(9)	—	—	—	53,682

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes of the stock appreciation rights granted to the directors in 2006. The grant date fair value of these awards, computed in accordance with FAS 123R, was, for Mr. Klingaman, $14.13, and for each of Messrs. Armstrong, Coffey, Killen, Ostrander, Sight, Stern, and Tortorice, $14.94.

(2)	Mr. Armstrong had no stock options and 1,762 SARS outstanding at December 31, 2006.

(3)	Mr. Coffey had 15,000 stock options and 1,762 SARs outstanding at December 31, 2006.

(4)	Mr. Killen had 7,500 stock options and 1,762 SARs outstanding at December 31, 2006.

(5)	Mr. Klingaman had no stock options and 3,733 SARs outstanding at December 31, 2006.

(6)	Mr. Ostrander had 66,000 stock options and 1,762 SARs outstanding at December 31, 2006.

(7)	Mr. Sight had no stock options and 1,762 SARS outstanding at December 31, 2006.

(8)	Mr. Stern had 10,000 stock options and 1,762 SARs outstanding at December 31, 2006.

(9)	Mr. Tortorice had 7,500 stock options and 1,762 SARs outstanding at December 31, 2006.
     We compensate the members of our Board of Directors who are not our employees, whom we refer to as our non-employee directors, by paying them an annual retainer and a fee for each meeting of the Board or committee that they attend and by granting equity in the form of stock options, SARs or restricted shares of common stock based on the 2000 Director Plan. These cash payments and equity grants are the sole compensation the non-employee directors receive from us, and we do not grant loans or credits.
     Annual Retainer and Meeting Fees
     In 2006, each non-employee director received an annual retainer of $30,000 paid in quarterly installments. Each non-employee director also received $1,000 per meeting attended of the Board and of each committee of which he was a member. In addition, the Chairman of the Audit Committee received an additional $750 per meeting, the Chairman of the Compensation and Benefits Committee received an additional $650 per meeting and all other committee chairmen received an additional $500 per meeting attended and chaired. In December 2006, the Board approved a separate additional retainer effective May 19, 2006 of $15,000 for the Vice Chairman of the Board and $11,000 for the Chairman of the Audit Committee, also paid in quarterly installments and prorated in any quarterly period in which the director is not the Chairman for the entire quarterly period. Beginning in 2007, fees for participation in meetings by telephone, rather than in person, were reduced to $500 per meeting, except in the case where the meeting is scheduled as a telephonic meeting.
     Long-Term Compensation
     We have historically delivered long-term compensation to directors in the form of options or restricted stock. In December 2005, the Board of Directors approved the restated and amended 2000 Director Plan to allow the use of SARs as a form of award in order to conserve shares available for grant. Each non-employee director is entitled to receive, as an initial grant upon his or her first joining the Board, restricted stock, options to purchase a number of shares of common stock, or SARs equal to $60,000 in value. Thereafter, each non-employee director is entitled to receive, upon his or her re-election to the Board, a grant of restricted stock, options or SARs equal to $30,000 in value. In 2006, Mr. Klingaman received an initial grant of SARs equal to $60,000 in value and each other non-employee director received a grant of SARs equal to $30,000 in value. Directors’ fees to employee-directors were discontinued in 2000, and Mr. Seglem has not received directors’ fees in respect of meetings of the Board of Directors or committees thereof that have taken place after March 2000.
     With assistance from Mercer, we use Black-Scholes modeling to determine the number of SARs required to equal the value of the grant made to each director. The base value of the SARs is determined based on the market price, defined by the 2000 Director Plan as average of the high and low trading prices of the common stock on the day of grant. The value shown above under the column “Option Awards” reflects the value of the 2006 SAR grants as determined under FAS 123R. Each grant vests over a period of four years and expires ten years from the grant date.

Compensation Committee Interlocks and Insider Participation
     During 2006, Messrs. Armstrong, Killen, Stern and Tortorice served on the Board’s Compensation and Benefits Committee. None of these directors was a current or former officer or employee of our company, and none had any related person transaction involving our company.
Compensation and Benefits Committee Report
     The Compensation and Benefits Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

Donald A. Tortorice, Chairman
Michael Armstrong
Richard M. Klingaman
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership of Securities
     Except as set forth in the following table, no person or entity known to us beneficially owned more than 5% of our voting securities as of March 1, 2007:
Number of Shares and Nature of Beneficial Ownership(1)

			Percentage of
Name and Address	Common		Common	Depositary		Percentage of
of Beneficial Owner	Stock		Stock	Shares		Depositary Shares
Alan A. Blase	—		—	70,659	(2)	11.0%
1073 SW 119th Ave., #5 Davie, FL 33325

Jeffrey L. Gendell	1,543,600	(3)	17.1%	4,300	(4)	*
55 Railroad Avenue, 3rd Fl Greenwich, CT 06830

Stephen D. Rosenbaum	28,924		*	60,000	(5)	9.4%
817 N. Calvert Street Baltimore, MD 21202

Wellington Management	549,900	(6)	6.1%	—		—
Company, LLP 75 State Street Boston, MA 02109

(1)	Information in this table is as of March 1, 2007, unless otherwise indicated, and is based solely on information contained in Schedules 13D, Schedules 13G and Section 16 Forms filed by the beneficial owners with the Securities and Exchange Commission, or the SEC, or information furnished to us. Except as indicated below, the respective beneficial owners have reported that they have sole voting power and sole dispositive power with respect to the securities set forth opposite their names. For ease of analysis, the common stock information in the table and the related footnotes does not include the number of shares of common stock into which the depositary shares may be converted. A holder of depositary shares may convert such depositary shares into shares of common stock at any time at a conversion ratio of 1.708 shares of common stock for each depositary share. Consequently, a holder of depositary shares is deemed to beneficially own all of the shares of common stock into which such holder’s depositary shares may be converted. However, for so long as we are in arrears on six or more preferred stock dividends, holders of depositary shares are not entitled to vote for the election of directors to be elected by holders of the common stock unless such depositary shares are actually converted prior to the record date for the annual meeting. Percentages of less than 1% are indicated by an asterisk.

(2)	According to a Schedule 13G filed on February 14, 2007, Mr. Alan Blase beneficially owns 70,659 depositary shares of which he has shared dispositive power over shares owned by several investors. No single investor has more than 5% ownership and only has shared dispositive power with Mr. Blase with respect to its/his/her own shares The depositary shares are convertible into 120,685 shares of common stock, which would represent 1.3% of the total shares of common stock outstanding. See Note (1).

(3)	According to a Form 4 filed October 3, 2005 with the SEC, Mr. Gendell has direct ownership of 549,000 shares of common stock and the remaining 994,600 shares of common stock are held by limited partnerships and limited liability companies of which Mr. Gendell is either a managing member or general partner. See Note (1).

(4)	According to information supplied to us on March 13, 2007, Mr. Gendell personally owns 4,300 depositary shares. These depositary shares are convertible into 7,343 shares of common stock, which shares of common stock together with the 1,543,600 shares of common stock reported in the table would represent 17.2% of the total shares of common stock outstanding. See Notes (1) and (3).

(5)	The depositary shares are convertible into 102,480 shares of common stock, which together with the 28,924 shares of common stock reported in the table, would represent 1.5% of the total shares of common stock outstanding. See Note (1).

(6)	According to a Schedule 13G filed on February 14, 2007, Wellington Management Company, LLP, or Wellington, in its capacity as investment adviser, may be deemed to beneficially own 549,900 shares of common stock. Wellington has shared voting power over 265,300 shares and shared dispositive power over all 549,900 shares.
     The following table sets forth information as of March 1, 2007 concerning stock ownership of individual directors and our named executive officers, and all of our executive officers and directors as a group:
Number of Shares and Nature of Beneficial Ownership (1)

						Percentage of
Name of Directors, Named Executive	Common		Percentage of	Depositary		Depositary
Officers and Persons as a Group	Stock		Common Stock	Shares		Shares
Michael Armstrong	53,984	(2)	*	11,334	(3)	1.8%
David J. Blair	562	(4)	*	—		—
Thomas J. Coffey	41,853	(5)	*	—		—
Robert W. Holzwarth	7,235	(6)	*	—		—
Richard M. Klingaman	500		*	—		—
Robert E. Killen	239,814	(7)	2.7%	750	(8)	*
John V. O’Laughlin	38,003	(9)	*	—		—
Thomas W. Ostrander	104,368	(10)	1.2%	—		—
Christopher K. Seglem	420,502	(11)	4.5%	1,187	(12)	*
William M. Stern	47,103	(13)	*	7,850	(14)	1.2%
Donald A. Tortorice	23,853	(15)	*	—		—
Roger D. Wiegley	298	(16)	*	—		—
Directors and Executive
Officers as a Group (23 persons)	1,139,031	(17)	12.0%	21,500	(18)	3.4%

(1)	This information is based on information known to us or furnished to us by directors and executive officers. Except as indicated below, we are informed that the respective beneficial owners have sole voting power and sole dispositive power with respect to all of the shares set forth opposite their names. Percentages of less than 1% are indicated by an asterisk. For ease of analysis, the common stock information in the table and the related footnotes does not include the number of shares of common stock into which the depositary shares may be converted. A holder of depositary shares may convert such depositary share into shares of common stock at any time at a conversion ratio of 1.708 shares of common stock for each depositary share. Consequently, a holder of depositary shares is deemed to beneficially own all of the shares of common stock into which such holder’s depositary shares may be converted. However, for so long as we are in arrears on six or more preferred stock dividends, holders of depositary shares are not entitled to vote for the election of directors to be elected by holders of common stock unless such depositary shares are actually converted prior to the record date for the Annual Meeting. Also, shares which may be purchased under option plans are reflected in the table but are not entitled to vote unless exercised prior to the record date for the Annual Meeting. The Westmoreland Coal Company and Subsidiaries Employees’ Savings Plan, or the 401(k) Plan, provides investment alternatives which include a common stock fund and a depositary share fund. All amounts included herein held through the 401(k) Plan are as of March 1, 2007.

(2)	See Notes (1) and (3).

(3)	Includes 4,000 depositary shares held by two trusts of which Mr. Armstrong is trustee, 3,500 shares held by a trust for which Mr. Armstrong exercises voting and dispositive power on behalf of the trustee, and 3,834 shares held by Mr. Armstrong as a personal investment. The depositary shares are convertible into 19,358 shares of common stock, which together with the 53,984 shares of common stock reported in the table, would represent 0.8% of the total shares of common stock outstanding. See Notes (1) and (2).

(4)	Includes 562 shares of common stock held by Prudential Retirement, as trustee of the 401(k) Plan.

(5)	Includes 15,000 shares of common stock which may be purchased upon exercise of options under our 2000 Directors’ Plan.

(6)	Includes 569 shares of common stock held by Prudential Retirement, as trustee of the 401(k) Plan, and 6,666 shares of common stock which may be purchased upon exercise of options under our 2002 Plan.

(7)	Includes 88,990 shares of common stock owned by Mr. Killen as a personal investment, 59,184 shares of common stock held jointly by Mr. Killen and his spouse, 61,500 shares of common stock held by a limited partnership of which Mr. Killen and his spouse are general partners and 22,640 shares of common stock held by a limited partnership of which Mr. Killen is the general partner. Mr. Killen has voting and dispositive power over all 22,640 shares. Also includes 7,500 shares of common stock which may be purchased upon exercise of options under the 2000 Directors’ Plan. See Notes (1) and (8).

(8)	Includes 750 depositary shares jointly held by Mr. Killen and his spouse. These depositary shares are convertible into 1,281 shares of common stock, which shares of common stock, together with the 239,814 shares of common stock reported in the table, would represent 2.7% of the total shares of common stock outstanding. See Notes (1) and (7).

(9)	Includes 2,103 shares of common stock held by Prudential Retirement, as trustee of the 401(k) Plan. Also includes 34,300 shares of common stock which may be purchased upon exercise of options under the 1995 Plan, the 2000 Plan, and the 2002 Plan.

(10)	Includes 66,000 shares of common stock which may be purchased upon exercise of options under the 1991 Plan, the 1996 Plan and the 2000 Directors’ Plan.

(11)	Includes 4,623 shares of common stock held by Prudential Retirement, as trustee of the 401(k) Plan, and 239,000 shares of common stock which may be purchased upon exercise of options under the 1995 Plan, the 1996 Directors’ Plan, the 2000 Plan, and the 2002 Plan.

(12)	Includes 87 depositary shares held by Prudential Retirement, as trustee of the 401(k) Plan. The depositary shares are convertible into 2,027 shares of common stock, which together with the 420,502 shares of common stock reported in the table, would represent 4.5% of the total shares of common stock outstanding. See Notes (1) and (11).

(13)	Includes 10,000 shares of common stock which may be purchased upon exercise of options under the 2000 Directors’ Plan.

(14)	Includes 2,800 depositary shares held in trust for which Mr. Stern is a trustee and beneficiary, 3,000 shares held by a trust for which Mr. Stern is sole trustee, and 2,050 shares held in trust for which Mr. Stern is sole trustee and beneficiary. The depositary shares are convertible into 13,407 shares of common stock, which together with the 47,103 shares of common stock reported in the table, would represent 0.7% of the total shares of common stock outstanding. See Notes (1) and (13).

(15)	Includes 12,500 shares of common stock which may be purchased upon exercise of options under the 2000 Directors’ Plan.

(16)	Includes 298 shares of common stock held by Prudential Retirement, as trustee of the 401(k) Plan. See Note (1).

(17)	See Notes (2), (4) – (7), (9) – (11), (13) and (15) – (16).

(18)	See Notes (3), (8), (12) and (14).
     Beneficial ownership is determined in accordance with the rules of the SEC. The number of shares beneficially owned by a person includes shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of May 18, 2007. The shares issuable pursuant to these options are not deemed outstanding for the purposes of computing the percentage ownership of any other person.
Equity Compensation Plan Information
     As of December 31, 2006 the Company had stock options and stock appreciation rights (“SARs”) outstanding from three shareholder-approved stock plans for employees approved by shareholders and three stock incentive plans for non-employee directors that are not approved by shareholders. The value of a SAR is equal to the appreciation in the market value of a share of the Company’s common stock between the date of grant and the date of exercise.
     The employee plans provide for the grant of incentive stock options (“ISOs”), nonqualified options under certain circumstances, SARs and restricted stock. Employee ISOs and SARs generally vest over two or three years, expire ten years from the date of grant and may not have an exercise or base price that is less than the market value of the stock on the date of grant.
     The non-employee director plans generally provide for automatic grants of nonqualified stock options or restricted stock to directors when elected, or re-elected to the Board. The use of SARs with a four year vesting period was approved for awards beginning in 2006.
     In 2006, the Company granted SARs as the form of award for both the employee and director plans. The Company utilizes SARs, and currently intends to settle those SARs in stock, because stock-settled SARs generally require fewer shares than do options to deliver similar incentive to an executive or Board member.
     The following table presents information regarding equity compensation plans as of December 31, 2006 and depicts the total number of securities to be issued upon the exercise of outstanding options and SARs (if settled based on the price of the Common Stock on December 31, 2006), the weighted average exercise prices of the options and the number of securities available for future issuance.
2006 EQUITY PLAN COMPENSATION

					Number of securities remaining
					available for future issuance
	Number of securities to be				under equity compensation
	issued upon exercise of		Weighted average exercise price		plans (excluding securities
	outstanding options,		of outstanding options,		reflected
Plan Category	warrants and rights		warrants and rights		in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	396,060	(1)(2)	$ 11.86	(1)	210,472	(1)(2)

Equity compensation plans not approved by security holders	148,500		$ 11.00		19,176

Total	544,560	(1)(2)	$ 11.62	(1)	229,648	(1)(2)

(1)	Includes 2,944 shares of Common Stock issuable on settlement of in-the-money SARs outstanding at December 31, 2006, which is the number of shares of Common Stock that the Company would have been required to issue, if it had been required to settle all outstanding SARs on December 31, 2006, and if it had elected to settle all outstanding SARs in shares of Common Stock. At December 31, 2006, 544,680 SARs were outstanding in the employee plans; those SARs had base prices between $18.035 and $29.48. The SARs were originally granted on a three-year vesting schedule. On December 30, 2005 the Company accelerated the vesting of all unvested SARs as described in “Compensation Discussion and Analysis” above. The base prices of the SARs are not reflected in column (b) of this table but are described in this note.

(2)	The maximum number of shares of common stock the Company could be required to issue to settle the SARs outstanding in the employee plans at December 31, 2006 is 544,680 if one share of stock is required for each SAR outstanding. Similarly, the maximum number of shares of common stock the Company could be required to issue to settle the SARs outstanding in the director plans at December 31, 2006 is 16,067 if one share of stock is required for each SAR outstanding. (No director SARs were in-the-money at December 31, 2006.) If the Company were required to issue this total number of shares in settlement of its SARs, the number of securities to be issued upon the exercise of outstanding options, warrants and rights (column(a)) would be 1,102,363, which exceeds the number of securities available for future issuance under the Company’s existing equity compensation plans.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     Policies and Procedures for Related Person Transactions
     Our Board has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which Westmoreland Coal Company is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a related person, has a direct or indirect material interest.
     If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a related person transaction, the related person must report the proposed related person transaction to our general counsel. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the Board’s Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the Chairman of the committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.
     A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:
•	the related person’s interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to us of, the transaction; and

•	any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.
     The committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in our best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.
     In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, the Board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:
•	interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual consolidated gross revenues of the other entity that is a party to the transaction, and (d) the amount involved in the transaction equals less than 2% of our annual consolidated gross revenues; and

•	compensation to an executive officer if the compensation has been approved, or recommended to the Board of Directors for approval, by the Compensation and Benefits Committee of the Board or a group of independent directors performing a similar function; or

•	an arrangement that is specifically contemplated by provisions of our certificate of incorporation or bylaws, such as the exculpation, indemnification, and directors’ and officers’ insurance arrangements contemplated by the certificate of incorporation and bylaws.
     The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation and Benefits Committee in the manner specified in its charter.
     Related Person Transactions
     Mr. Mark Seglem, the brother of Christopher Seglem, our Chairman of the Board, President, and Chief Executive Officer, is the President of Texas Westmoreland Coal Company, an indirect subsidiary of our company. On May 4, 2006, Mr. Mark Seglem was also elected our Vice President, Strategic Planning and Administration by the Board of Directors, in addition to his duties at Texas Westmoreland. In 2006, Mr. Mark Seglem was paid $275,964 in total compensation and granted 7,400 SARs. Mr. Mark Seglem’s total compensation includes an annual incentive bonus for 2006 performance as described in “Annual Incentive Compensation” above. Scoring for Mr. Mark Seglem’s annual incentive bonus is based equally on the performance of Texas Westmoreland and Westmoreland Coal Company. The SARs vest over a three-year period, have a base value determined by the average of the high and low stock price on the date of grant, $24.41, and may be exercised over a ten-year period. Mr. Mark Seglem was also awarded 952 performance units. The performance units vest in one-third annual increments and are valued according to the terms of the 2006 grants of performance units under the 2000 PUP as described above.
Director Independence
     The members of the Company’s Board of Directors are Messrs. Armstrong, Coffey, Killen, Ostrander, Seglem, Stern and Tortorice. Each of the Company’s directors, other than Mr. Seglem, are independent under the applicable rules of the American Stock Exchange.
     Our Board of Directors had separate Nominating and Corporate Governance Committees until May 2006, when those committees were combined. The Corporate Governance Committee was comprised of Messrs. Ostrander (Chairman), Armstrong, Coffey and Tortorice. The Nominating

Committee was comprised of Messrs. Killen (Chairman), Armstrong, and James Sight. The Nominating and Corporate Governance Committee is comprised of Messrs. Killen (Chairman) and Ostrander. Each member of the Corporate Governance Committee and the Nominating Committee was, and each member of the Nominating and Corporate Governance Committee is, independent under the applicable rules of the American Stock Exchange.
     Our Board of Directors has an Audit Committee. The committee is comprised of Messrs. Thomas J. Coffey (Chairman), Thomas W. Ostrander, and William M. Stern. Each member of the Audit Committee is independent under the applicable rules of the American Stock Exchange.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
     KPMG LLP served as the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2006 and have been selected to serve as the Company’s registered public accounting firm for 2007.
Auditor’s Fees
     The following table summarizes the fees of KPMG LLP, our independent registered public accounting firm, for each of the last two fiscal years. For 2006, audit fees include an estimate of amounts approved by the Audit Committee but not yet billed.

Fee Category	2005	2006
Audit Fees(1)	$1,040,000	$1,892,000

Audit Related Fees(2)	$19,250	$20,750

Tax Fees(3)	$19,435	$24,115

All Other Fees	$—	$—

Total Fees	$1,078,685	$1,936,865

(1)	Audit fees consist of fees for the audit of our financial statements, including fees related to the audit of our restated financial statements and that related to acquisition activity, the audit of our internal controls over financial reporting, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to employee benefit audits.

(3)	Tax fees consist of fees for tax compliance and tax advice services. Tax compliance services, which relate to preparation of original and amended tax returns, claims for refunds and tax payment-planning services, accounted for none of the total tax fees paid for 2005 and 2006. Tax advice services relate to assistance with tax audits and appeals and employee benefit plans.
Pre-Approval Policy and Procedures
     The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company’s registered public accounting firm. This policy generally provides that the Company will not engage its registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.
     From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.
     The Audit Committee has also delegated to the Chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to the Company by its registered public accounting firm. Any approval of services by the Chairman of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.
     All fees of KPMG LLP in 2006 were pre-approved by the Audit Committee.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY
By:	/s/ David J. Blair
David J. Blair
Chief Financial Officer (A Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Westmoreland Coal Company is incorporated herein by reference to Exhibit 3.1 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.

3.2	Certificate of Correction to the Restated Certificate of Incorporation of Westmoreland Coal Company is incorporated herein by reference to Exhibit 3.1 to Westmoreland’s Current Report on Form 8-K filed October 21, 2004 (SEC File No. 001-11155).

3.3	Bylaws, as amended and restated on May 18, 2006, are incorporated herein by reference to Exhibit 3.1 to Westmoreland’s Current Report on Form 8-K filed May 19, 2006 (SEC File No. 001-11155).

4.1	Certificate of Designation of Series A Convertible Exchangeable Preferred Stock of the Company, defining the rights of holders of such stock, filed July 8, 1992 as an amendment to the Company’s Certificate of Incorporation, is incorporated herein by reference to Exhibit 3(a) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 1992 (SEC File No. 001-11155).

4.2	Indenture between Westmoreland and Fidelity Bank, National Association, as Trustee, relating to the Exchange Debentures, is incorporated herein by reference to Exhibit 4.2 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.

4.3	Form of Exchange Debenture is incorporated herein by reference to Exhibit 4.3 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.

4.4	Deposit Agreement among Westmoreland, First Chicago Trust Company of New York, as Depository, and the holders from time to time of the Depository Receipts is incorporated herein by reference to Exhibit 4.4 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.

4.5	Specimen certificate representing the Common Stock is incorporated by reference to Exhibit 4(c) to Westmoreland’s Registration Statement on Form S-2 (Registration No. 33-1950) filed December 4, 1985.

4.6	Specimen certificate representing the Preferred Stock is incorporated by reference to Exhibit 4.6 to Westmoreland’s registration statement on Form S-2 (Registration No. 33-47872) filed May 13, 1992, and Amendments 1 through 4 thereto.

4.7	Form of Depository Receipt is incorporated by reference to Exhibit 4.5 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.

4.8	Amended and Restated Rights Agreement, dated as of February 7, 2003, between Westmoreland Coal Company and EquiServe Trust Company, N.A. is incorporated by reference to Exhibit 4.1 to Westmoreland’s Current Report on Form 8-K filed February 7, 2003 (SEC File No. 001-11155).

Exhibit
Number	Description
4.9	In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K, Westmoreland hereby agrees to furnish to the Commission, upon request, copies of all other long-term debt instruments.

10.1*	In 1990, the Board of Directors of Westmoreland established an Executive Severance Policy for certain executive officers, which provides a severance award in the event of termination of employment. The Executive Severance Policy is incorporated by reference to Exhibit 10.2 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.

10.2*	Westmoreland Coal Company 1991 Non-Qualified Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10(i) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 1990 (SEC File No. 0-752).

10.3*	Supplemental Executive Retirement Plan, effective January 1, 1992, for certain executive officers and other key individuals, to supplement Westmoreland’s Retirement Plan is incorporated herein by reference to Exhibit 10(d) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 001-11155).

10.4	Amended Coal Lease Agreement between Westmoreland Resources, Inc. and Crow Tribe of Indians, dated November 26, 1974, as further amended in 1982, is incorporated herein by reference to Exhibit 10(a) to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (SEC File No. 0-752).

10.5*	Westmoreland Coal Company 1995 Long-Term Incentive Stock Plan is incorporated herein by reference to Appendix 3 to Westmoreland’s Definitive Schedule 14A filed April 28, 1995 (SEC File No. 0-752).

10.6	Master Agreement dated as of January 4, 1999 between Westmoreland Coal Company, Westmoreland Resources, Inc., Westmoreland Energy, Inc., Westmoreland Terminal Company, and Westmoreland Coal Sales Company, the UMWA 1992 Benefit Plan and its Trustees, the UMWA Combined Benefit Fund and its Trustees, the UMWA 1974 Pension Trust and its Trustees, the United Mine Workers of America, and the Official Committee of Equity Security Holders in the chapter 11 case of Westmoreland Coal and its official members is incorporated herein by reference to Exhibit No. 99.2 to Westmoreland’s Current Report on Form 8-K filed February 4, 1999 (SEC File No. 001-11155).

10.7*	Westmoreland Coal Company 1996 Directors’ Stock Incentive Plan is incorporated herein by reference to Exhibit 10(i) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 001-11155).

10.8*	Westmoreland Coal Company 2000 Nonemployee Directors’ Stock Incentive Plan is incorporated herein by reference to Exhibit 10(j) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 001-11155).

10.9*	Westmoreland Coal Company 2000 Long-Term Incentive Stock Plan is incorporated herein by reference to Annex A to Westmoreland’s Definitive Schedule 14A filed April 20, 2000 (SEC File No. 001-11155).

Exhibit
Number	Description
10.10*	Westmoreland Coal Company 2001 Directors Compensation Policy is incorporated herein by reference to Exhibit 10.11 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.

10.11	Amended and Restated Coal Supply Agreement dated August 24, 1998 by and among The Montana Power Company, Puget Sound Energy, Inc., The Washington Water Power Company, Portland General Electric Company, PacifiCorp and Western Energy Company is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-11155).

10.12	Coal Transportation Agreement dated July 10, 1981 by and among the Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company, Basin Electric Power Cooperative, and Western Energy Company is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-11155).

10.13	Amendment No. 1 to the Coal Transportation Agreement dated September 14, 1987 by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company and Western Energy Company is incorporated herein by reference to Exhibit 10.3 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File #001-11155).

10.14	Amendment No. 2 to the Coal Transportation Agreement dated August 24, 1998 by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company, Basin Electric Power Cooperative, and Western Energy Company is incorporated herein by reference to Exhibit 10.4 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-11155).

10.15	Lignite Supply Agreement dated August 29, 1979 between Northwestern Resources Co. and Utility Fuels Inc. is incorporated herein by reference to Exhibit 10.5 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-11155).

10.16	Settlement Agreement and Amendment of Existing Contracts dated August 2, 1999 between Northwestern Resources Co. and Reliant Energy, Incorporated is incorporated herein by reference to Exhibit 10.6 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-11155).

10.17	Term Loan Agreement dated as of April 27, 2001 by and among Westmoreland Mining LLC, WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., the other entities from time to time party thereto as guarantors, and the purchasers named in Schedule A thereto is incorporated herein by reference to Exhibit 99.2 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).

Exhibit
Number	Description
10.18	Credit Agreement dated as of April 27, 2001 by and among Westmoreland Mining LLC, WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., the other entities from time to time party thereto as guarantors, the banks party thereto, and PNC Bank, National Association, in its capacity as agent for the banks, is incorporated herein by reference to Exhibit 99.3 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).

10.19	First Amendment to Credit Agreement dated as of August 15, 2001 among Westmoreland Mining LLC, the Loan Parties under the Credit Agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent, is incorporated herein by reference to Exhibit 10.7 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-11155).

10.20	First Amendment to Note Purchase Agreement dated as of August 15, 2001 among Westmoreland Mining LLC, the other Obligors under the Agreement, the Purchasers under the Agreement, and PNC Capital Markets, Inc., as lead arranger, is incorporated herein by reference to Exhibit 10.8 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-11155).

10.21	Amendment No. 2 to Credit Agreement dated February 27, 2002 among Westmoreland Mining LLC, the Loan Parties under the Credit Agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent, is incorporated herein by reference to Exhibit 10(w) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File No. 001-11155).

10.22	Second Amendment to Term Loan Agreement dated February 27, 2002 among Westmoreland Mining LLC, the other Obligors under the Agreement, the Purchasers under the Agreement, and PNC Capital Markets, Inc., as lead arranger, is incorporated herein by reference to Exhibit 10(x) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File No. 001-11155).

10.23	Third Amendment to Term Loan Agreement dated March 8, 2004 among Westmoreland Mining LLC, the other Obligors under the Agreement, the Purchasers under the Agreement, and PNC Capital Markets, Inc., as lead arranger, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed March 10, 2004 (SEC File No. 001-11155).

10.24	Third Amendment to Credit Agreement dated March 8, 2004 among Westmoreland Mining LLC, the Loan Parties under the Credit Agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent, is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Current Report on Form 8-K filed March 10, 2004 (SEC File No. 001-11155).

10.25	Fourth Amendment to Credit Agreement dated December 21, 2005 among Westmoreland Mining LLC, the Loan Parties under the Credit agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed December 22, 2005 (SEC File No. 001-11155).

10.26	Loan Agreement dated as of December 14, 2001 between Westmoreland Coal Company, a Delaware corporation, and First Interstate Bank, a Montana corporation, is incorporated

Exhibit
Number	Description
herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed December 19, 2001 (SEC File No. 001-11155).

10.27	First Amendment dated as of December 24, 2002 to Loan Agreement dated December 14, 2001 between Westmoreland Coal Company, a Delaware corporation, and First Interstate Bank, a Montana corporation, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed January 28, 2003 (SEC File No. 001-11155).

10.28	Second Amendment dated as of January 24, 2003 to Loan Agreement dated December 14, 2001 between Westmoreland Coal Company, a Delaware corporation, and First Interstate Bank, a Montana corporation, is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Current Report on Form 8-K filed January 28, 2003 (SEC File No. 001-11155).

10.29	Third Amendment effective as of June 24, 2004 to Loan Agreement dated December 14, 2001 between Westmoreland Coal Company, a Delaware corporation, and First Interstate Bank, a Montana corporation, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed June 30, 2004 (SEC File No. 011-11155).

10.30	Fourth Amendment dated June 9, 2006 to Loan Agreement dated December 14, 2001 between Westmoreland Coal Company, a Delaware corporation, and First Interstate Bank, a Montana corporation, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed June 14, 2006 (SEC File No. 001-11155).

10.31	Pledge Agreement dated as of April 27, 2001, by and among Westmoreland Coal Company, Westmoreland Mining LLC, the other entities from time to time party thereto as pledgors, and Firstar Bank, N.A., as collateral agent for the purchasers in connection with the Term Loan Agreement, is incorporated herein by reference to Exhibit 99.4 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).

10.32	Pledge Agreement dated as of April 27, 2001, by and among Westmoreland Coal Company, Westmoreland Mining LLC, the other entities from time to time party thereto as pledgors, and Firstar Bank, N.A., as collateral agent for the banks in connection with the Revolving Credit Agreement, is incorporated herein by reference to Exhibit 99.5 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).

10.33	Continuing Agreement of Guaranty and Suretyship dated as of April 27, 2001, by and among WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., and each of the other persons which becomes a guarantor thereunder, in favor of the purchasers under the Term Loan Agreement, is incorporated herein by reference to Exhibit 99.6 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).

10.34	Continuing Agreement of Guaranty and Suretyship dated as of April 27, 2001, by and among WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., and each of the other persons which becomes a guarantor thereunder, in favor of PNC Bank, National Association, as agent for the banks in connection with that Credit Agreement, is incorporated herein by

Exhibit
Number	Description
reference to Exhibit 99.7 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).

10.35	Security Agreement dated as of April 27, 2001, by and among Westmoreland Mining LLC, WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., and each of the other persons which becomes a guarantor under the Term Loan Agreement and Firstar Bank, N.A., as collateral agent for the purchasers under the Term Loan Agreement, is incorporated herein by reference to Exhibit 99.8 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).

10.36	Stock Purchase Agreement dated as of September 15, 2000 by and between Westmoreland Coal Company and Entech, Inc. is incorporated herein by reference to Exhibit 99.1 to Westmoreland’s Current Report on Form 8-K filed February 5, 2001 (SEC File No. 001-11155).

10.37*	Westmoreland Coal Company 2002 Long-Term Incentive Stock Plan is incorporated herein by reference to Annex A to Westmoreland’s Definitive Proxy Statement filed April 23, 2002 (SEC File No. 001-11155).

10.38	Letter Agreement dated June 18, 2002, between Reliant-HL&P and Northwestern Resources Co. is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 001-11155).

10.39*	Westmoreland Coal Company 2000 Performance Unit Plan, dated May 22, 2003, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 001-11155).

10.40*	First Amendment to Westmoreland Coal Company 2000 Non-employee Directors’ Stock Incentive Plan, dated May 22, 2003, is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 001-11155).

10.41*	Termination Agreement for Robert J. Jaeger, Chief Financial Officer, is incorporated herein by reference to Exhibit 10.3 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 001-11155).

10.42	Supplemental Settlement Agreement and Amendment of Existing Contracts between Northwestern Resources Company and Texas Genco, L.P., dated January 30, 2004, is incorporated herein by reference to Exhibit 10(nn) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-11155).

10.43	Letter Agreement Regarding Lignite Supply Agreement dated September 21, 2005 between Texas Genco II, L.P. and Texas Westmoreland Coal Company is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report Form 10-Q for the quarter ended September 30, 2005 (SEC File No. 001-11155).

10.44	Purchase Agreement dated June 23, 2006 by and between LG&E Roanoke Valley L.P., LG&E Power Services LLC, and Westmoreland Coal Company is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

Exhibit
Number	Description
10.45	Third Amendment and Restatement of the Power Purchase and Operating Agreement effective as of December 1, 2000 between Westmoreland-LG&E Partners and Virginia Electric and Power Company is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

10.46	Second Amendment and Restatement of the Power Purchase and Operating Agreement dated November 21, 2000 between Westmoreland-LG&E Partners and Virginia Electric and Power Company for the Roanoke Valley II Project is incorporated herein by reference to Exhibit 10.3 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

10.47	Amended and Restated Construction and Term Loan Agreement dated as of December 1, 1993 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.4 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

10.48	Amendment No. 1 to Amended and Restated Construction and Term Loan Agreement dated as of November 4, 1994 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.5 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

10.49	Amendment No. 2 to Amended and Restated Construction and Term Loan Agreement dated as of December 30, 1994 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.6 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

10.50	Amendment No. 3 to Amended and Restated Construction and Term Loan Agreement dated as of January 31, 1995 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.7 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

10.51	Amendment No. 4 to Amended and Restated Construction and Term Loan Agreement dated as of October 19, 1995 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.8 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

10.52	Amendment No. 5 to Amended and Restated Construction and Term Loan Agreement dated as of December 15, 1996 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.9 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

Exhibit
Number	Description
10.53	Amendment No. 5 to Amended and Restated Construction and Term Loan Agreement dated as of August 23, 2000 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Institutional Agent, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.10 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

10.54	Amendment No. 6 to Amended and Restated Construction and Term Loan Agreement dated as of November 21, 2000 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Institutional Agent, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.11 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

10.55	Amendment No. 7 to Amended and Restated Construction and Term Loan Agreement dated as of November 15, 2001 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Institutional Agent, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.12 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

10.56	Amendment No. 8 to Amended and Restated Construction and Term Loan Agreement dated as of November 28, 2001 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Institutional Agent, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.13 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

10.57	Amendment No. 9 to Amended and Restated Construction and Term Loan Agreement dated as of March 1, 2002 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Institutional Agent, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.14 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

10.58	Amendment No. 10 to Amended and Restated Construction and Term Loan Agreement dated as of April 8, 2003 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Institutional Agent, the Bond L/C Issuing Bank, the Co-Agents (each as defined therein), Credit Suisse First Boston in the capacities named therein and Dexia Credit Local, New York Agency, in the capacities named therein is incorporated herein by reference to Exhibit 10.15 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

10.59	Note Purchase Agreement dated June 29, 2006 between Westmoreland Energy LLC and SOF Investments, L.P. is incorporated herein by reference to Exhibit 10.16 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

10.60*	Description of Annual Bonus Opportunities for Fiscal 2006 for the Named Executive Officers of Westmoreland Coal Company is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (SEC File No. 001-11155).

Exhibit
Number	Description
10.61*,**	Westmoreland Coal Company Severance Policy for specified employees, including certain executive officers not covered by Westmoreland’s Executive Severance Policy, dated July 26, 2004.

21**	Subsidiaries of the Registrant

23.1**	Consent of KPMG LLP

23.2**	Consent of KPMG LLP

23.3**	Consent of Deloitte & Touche LLP

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Compensatory benefit plan or arrangement or management contract.

**	Previously filed with the Registrant’s Annual Report on Form 10-K on April 2, 2007.