Form 10-Q
period 2007-03-31
WESTMORELAND COAL CO
filed 2007-05-10
CIK 106455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code 719-442-2600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐           Accelerated Filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2007: Common stock, $2.50 par value: 9,071,214 shares

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$25,749	$26,738
Receivables:
Trade	65,186	56,923
Other	7,777	6,017

	72,963	62,940

Inventories	26,278	24,484
Restricted cash	—	3,300
Excess of trust assets over pneumoconiosis benefit obligation	3,566	5,566
Other current assets	7,080	4,992

Total current assets	135,636	128,020

Property, plant and equipment:
Land and mineral rights	80,076	79,442
Capitalized asset retirement cost	145,294	143,655
Plant and equipment	362,677	350,414

	588,047	573,511
Less accumulated depreciation, depletion and amortization	149,891	142,059

Net property, plant and equipment	438,156	431,452
Excess of trust assets over pneumoconiosis benefit obligation, less current portion	2,430	2,266
Advanced coal royalties	3,826	3,982
Reclamation deposits	63,712	62,486
Restricted cash and bond collateral	68,098	66,353
Contractual third party reclamation receivables	30,716	41,938
Intangible assets	12,762	13,263
Other assets	4,001	11,622

Total Assets	$759,337	$761,382

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$75,332	$76,803
Accounts payable and accrued expenses:
Trade	47,075	54,603
Deferred revenue	1,004	886
Income taxes	4,951	4,769
Interest	1,898	2,907
Production taxes	26,268	23,589
Workers’ compensation	936	949
Pension and SERP obligations	76	76
Postretirement medical benefits	17,175	16,968
Asset retirement obligations	15,926	13,832

Total current liabilities	190,641	195,382

Long-term debt, less current installments	198,548	216,204
Revolving lines of credit	7,600	13,000
Workers’ compensation, less current portion	8,463	8,589
Postretirement medical costs, less current portion	223,016	223,414
Pension and SERP obligations, less current portion	23,022	22,815
Deferred revenue, less current portion	32,492	15,328
Asset retirement obligations, less current portion	167,093	170,230
Other liabilities	16,350	17,103
Minority interest	6,087	5,502

Commitments and contingent liabilities	—	—

Shareholders’ deficit:
Preferred stock of $1.00 par value Authorized 5,000,000 shares; Issued and outstanding 160,130 shares at March 31, 2007 and December 31, 2006	160	160
Common stock of $2.50 par value Authorized 20,000,000 shares; Issued and outstanding 9,056,864 shares at March 31, 2007 and 9,014,078 shares at December 31, 2006	22,642	22,535
Other paid-in capital	80,153	79,246
Accumulated other comprehensive loss	(102,815)	(104,797)
Accumulated deficit	(114,115)	(123,329)

Total shareholders’ deficit	(113,975)	(126,185)

Total Liabilities and Shareholders’ Deficit	$759,337	$761,382

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2007	2006
	(In thousands, except per
	share data)
Revenues:
Coal	$103,080	$94,634
Energy	24,608	—
Independent power projects — equity in earnings	136	4,458

	127,824	99,092

Cost and expenses:
Cost of sales – coal	83,050	73,865
Cost of sales – energy	14,308	—
Depreciation, depletion and amortization	8,885	5,920
Selling and administrative	12,980	9,426
Heritage health benefit expenses	465	7,024
Gain on sales of assets	(5,866)	(5,016)

	113,822	91,219

Operating income	14,002	7,873

Other income (expense):
Interest expense	(6,545)	(2,654)
Interest income	2,403	1,133
Minority interest	(588)	(483)
Other income	124	197

	(4,606)	(1,807)

Income before income taxes	9,396	6,066
Income tax expense	182	277

Net income	9,214	5,789
Less preferred stock dividend requirements	340	436

Net income applicable to common shareholders	$8,874	$5,353

Net income per share applicable to common shareholders:
Basic	$0.98	$0.63
Diluted	$0.96	$0.60

Weighted average number of common shares outstanding
Basic	9,039	8,430
Diluted	9,286	8,928
See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Deficit
and Comprehensive Income (Loss)
Three Months Ended March 31, 2007
(Unaudited)

	Class A
	Convertible			Accumulated
	Exchangeable		Other	Other		Total
	Preferred	Common	Paid-In	Comprehensive	Accumulated	Shareholders’
	Stock	Stock	Capital	Loss	Deficit	Equity (Deficit)
	(In thousands)
Balance at December 31, 2005 (205,083 preferred shares and 8,413,312 common shares outstanding)	$205	$21,033	$75,344	$(11,409)	$(95,365)	$(10,192)
Common stock issued as compensation (89,939 shares)	—	225	2,339	—	—	2,564
Common stock options exercised (174,732 shares)	—	437	561	—	—	998
Dividends declared	—	—	—	—	(387)	(387)
Exchange of preferred shares for common stock (336,095 shares)	(45)	840	(4)	—	(791)	—
Cumulative effect of change in accounting for deferred overburden removal costs	—	—	—	—	(16,805)	(16,805)
Adjustment for funded status of pension and postretirement medical benefit plans upon adoption of SFAS 158	—	—	—	(95,194)	—	(95,194)
Cumulative effect of adjustment upon adoption of SAB 108	—	—	—	—	(2,388)	(2,388)
Adjustment for stock appreciation rights previously classified as a liability upon adoption of SFAS 123(R)	—	—	1,006	—	—	1,006
Net loss	—	—	—		(7,593)	(7,593)
Minimum pension liability	—	—	—	1,744	—	1,744
Settlement of interest rate swap agreement	—	—	—	62	—	62

Comprehensive loss						(5,787)

Balance at December 31, 2006 (160,130 preferred shares and 9,014,078 common shares outstanding)	$160	$22,535	$79,246	$(104,797)	$(123,329)	$(126,185)

Common stock issued as compensation (28,820 shares)	—	72	724	—	—	796
Common stock options exercised (13,966 shares)	—	35	183	—	—	218
Net income	—	—	—	—	9,214	9,214
Amortization of actuarial loss and transition obligations	—	—	—	1,982	—	1,982

Comprehensive income						11,196

Balance at March 31, 2007 (160,130 preferred shares and 9,056,864 common shares outstanding)	$160	$22,642	$80,153	$(102,815)	$(114,115)	$(113,975)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$9,214	$5,789
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred power sales revenue	7,312	—
Cash distributions from independent power projects	135	1,085
Equity in earnings of independent power projects	(135)	(4,458)
Depreciation, depletion and amortization	8,885	5,920
Amortization of intangible assets and liabilities	246	—
Stock compensation expense	796	383
Gain on sales of assets	(5,866)	(5,016)
Minority interest	588	483
Amortization of deferred financing costs	617	235
Amortization of actuarial loss and transition obligations	1,982	—
Changes in operating assets and liabilities:
Receivables, net	(23)	1,744
Inventories	449	(1,639)
Excess of trust assets over pneumoconiosis benefit obligation	1,836	(216)
Accounts payable and accrued expenses	(5,064)	(2,049)
Income taxes payable	182	264
Accrual for workers’ compensation	(139)	(10)
Accrual for postretirement medical costs	(191)	1,231
Pension and SERP obligations	207	1,100
Other assets and liabilities	(1,528)	(2,010)

Net cash provided by operating activities	19,503	2,836

Cash flows from investing activities:
Additions to property, plant and equipment	(3,678)	(1,935)
Change in restricted cash and bond collateral and reclamation deposits	329	(2,744)
Net proceeds from sales of assets	13,178	5,060
Acquisition of Absaloka mining assets, net	(3,405)	—

Net cash provided by investing activities	6,424	381

Cash flows from financing activities:
Repayment of long-term debt	(21,734)	(3,116)
Net borrowings (repayments) on revolving lines of credit	(5,400)	(1,500)
Exercise of stock options	218	326
Dividends paid on preferred shares	—	(205)

Net cash used in financing activities	(26,916)	(4,495)

Net decrease in cash and cash equivalents	(989)	(1,278)
Cash and cash equivalents, beginning of year	26,738	11,216

Cash and cash equivalents, end of period	$25,749	$9,938

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7,012	$2,406
Income taxes	—	12
See accompanying Notes to Consolidated Financial Statements.

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in that Annual Report. Most of the descriptions of the accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.
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
          The major factors impacting the Company’s liquidity are: payments due on the term loan it entered into to acquire various operations and assets from Montana Power and Knife River in May 2001 (see note 7); payments due on the acquisition debt associated with its purchase of the 50% interest in a partnership which owns the 230 MW Roanoke Valley power plant (“ROVA”) (see note 7); payments made for the buyout of the Washington Group International mining contract at WRI (see note 2), and additional capital expenditures the Company plans to make since it has taken over responsibility to operate the mine; cash collateral requirements for additional reclamation bonds in new mining areas; and payments for its heritage health benefit costs. Unforeseen changes in the Company’s ongoing business requirements could also impact its liquidity. The principal sources of cash flow to Westmoreland Coal Company are dividends from WRI, distributions from ROVA and from Westmoreland Mining subject to the provisions in their respective debt agreements and dividends from the subsidiaries that operate power plants.
          On May 2, 2007, the Company entered into a Standby Purchase Agreement with an investor that would backstop a rights offering of common stock by the Company to its shareholders and purchase additional shares of common stock. The Company expects to seek gross proceeds of at least $85 million before expenses. The closing of such transactions is subject to several conditions including shareholder approval (which the Company plans to seek at a meeting of stockholders later in 2007), there being no material adverse effect on the Company’s financial condition and there not being trading suspensions in its common stock or other adverse developments in the financial markets.

          Proceeds from the rights offering will be used to fund capital expenditures that are expected to improve the Company’s coal sales margins, fund future growth initiatives and provide working capital, as well as for general corporate purposes. As part of the transaction, the Company intends to use a portion of the proceeds from the rights offering to retire its outstanding Series A Convertible Exchangeable Preferred Stock, each share of which is represented by four depositary shares. The Company is evaluating options to achieve this objective.
2. ABSALOKA MINING CONTRACT
          On March 6, 2007, the Company’s 80% owned subsidiary Westmoreland Resources, Inc. (“WRI”) reached an agreement to settle all contract disputes with Washington Group International, Inc. (“WGI”), including the lawsuit WRI had filed seeking termination of the Absaloka mining contract. As a result, WRI assumed operation of the Absaloka mine on March 30, 2007. The agreement also includes settlement of other on-going demands by WRI and disputes between its affiliate Westmoreland Coal Sales Company and WGI.
          WRI purchased from WGI mining and office equipment for $7.9 million and tools, spare parts and supplies, and coal inventory for $2.3 million. As part of the transaction, WRI released any claim WRI had in the $7.0 million reclamation escrow account held by WGI, and released WGI from its financial obligation to complete final reclamation of the mine.
          WRI also hired 131 employees previously employed by WGI and assumed their accrued benefits.
          The assets purchased, liabilities assumed, termination fee paid to WGI, as well as the adjustments for the release of WGI from its reclamation obligation were as follows (in thousands):

Assets:
Inventory	$2,301
Property, plant, and equipment	7,924
Asset retirement cost	4,473
Third party reclamation receivable	(11,107)

Total assets	3,591

Liabilities:
Accounts payable and accrued expenses	186

Income Statement:
Termination fee included in cost of sales – coal	813

Total cash payment	$4,218

3. CHANGES IN ACCOUNTING PRINCIPLES
          Recognition of Revenue Under Power Sales Agreements
          In connection with the acquisition of the remaining 50% interest in ROVA, the Company has applied the provisions of EITF 01-08, “Determining Whether an Arrangement Contains a Lease” to two power sales agreements. A portion of the capacity payments under ROVA’s two power sales agreements are considered to be operating leases under EITF 01-08. Under both agreements, ROVA invoices and collects the capacity payments based on kilowatt hours produced if the units are dispatched or for the kilowatt hours of available capacity if the units are not fully dispatched. Under the power sales agreement for ROVA II, ROVA also collects capacity payments during periods of scheduled outages based on the kilowatt hours of dependable capacity of the unit. The capacity payments that ROVA invoices and collects are higher in the first 15 years of the power sales agreements (through 2009 for ROVA I and 2010 for ROVA II), but decrease for the remaining 10 years of the agreements due to a reduction in the rate paid per MW hour of capacity. Since the power sales agreements were entered into prior to the effective date of EITF 01-08, the Company had been grandfathered relative to the accounting method it had been utilizing. As a result of the acquisition, the Company was required to apply the accounting proscribed under EITF 01-08. Effective July 1, 2006, the Company began recognizing amounts invoiced under the power sales agreements as revenue on a pro rata basis, based on the weighted average per kilowatt hour capacity payments estimated to be received over the remaining term of the power sales agreements. Under this method of recognizing revenue, $7.3 million of amounts invoiced during the first quarter of 2007 have been deferred from recognition until 2010 and beyond.
          Adoption of SFAS No. 158
          In September 2006, the FASB issued SFAS No. 158, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as assets or liabilities with a corresponding adjustment to accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic benefit cost. SFAS 158 was effective for publicly-held companies for fiscal years ending after December 15, 2006. Based on the Company’s unfunded obligations at December 31, 2006, the Company’s assets decreased by approximately $4.5 million, and liabilities for pension and other postretirement benefit plans increased by approximately $90.7 million, resulting in an increase in shareholders’ deficit of approximately $95.2 million. The adoption of SFAS 158 will not affect the Company’s future pension and postretirement medical benefit expenses, as determined under the provisions of SFAS 106 and SFAS 87.
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
          There was no cumulative effect adjustment recorded in the Company’s Statement of Operations for the change in accounting related to the adoption of SFAS 123(R). The adoption of SFAS 123 (R) had the effect of decreasing the net income for the three months ended March 31, 2007 and 2006 by approximately $0.8 million and $0.4 million, respectively.

          Accounting For Uncertainty in Income Taxes
          On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 requires companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each annual period. The disclosures also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more likely than not that the position will be sustained. We adopted FIN No. 48 on January 1, 2007 and the adoption did not have an impact on our Consolidated Financial Statements.
4. RECENT ACCOUNTING PRONOUNCEMENTS
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
5. SIGNIFICANT EVENTS
          Sale of Coal Royalty Interest
          On February 27, 2007, the Company sold its royalty interest in a property at Peabody Energy Corporation’s Caballo Mine in Wyoming to Natural Resource Partners L.P. for $12.7 million. The sale of the royalty interest resulted in a gain of approximately $5.6 million during the first quarter of 2007.
          Reserve Dedication Fee
          The Company recorded a $10.0 million receivable and deferred revenue for a reserve dedication payment from a customer in the first quarter of 2007. This payment was received in the second quarter of 2007.
6. RESTRICTED CASH AND BOND COLLATERAL
          The Company’s restricted cash and bond collateral consist of the following:

	Restricted Cash and Bond Collateral
	March 31, 2007	December 31, 2006
	(In thousands)
Corporate:
Worker’s compensation bonds	$5,578	$5,512
Postretirement health benefit bonds	1,172	4,436

Coal Segment:
Westmoreland Mining — debt reserve account	10,445	10,312
Westmoreland Mining — prepayment account	15,169	15,123
Reclamation bond collateral:
Absaloka Mine	4,745	3,702
Jewett Mine	1,072	1,057
Rosebud Mine	89	89
Beulah Mine	71	71

ROVA:
Debt protection account	28,253	28,141
Ash reserve account	605	627
Repairs and maintenance account	899	583

Total restricted cash and bond collateral	68,098	69,653

Less current portion	—	(3,300)

Total restricted cash and bond collateral, less current portion	$68,098	$66,353

          For all of its restricted cash and bond collateral accounts, the Company can select from several investment options for the funds and receives the investment returns on these investments.
          Corporate
          The Company is required to obtain surety bonds in connection with its self-insured workers’ compensation plan and certain health care plans. The Company’s surety bond underwriters require collateral to issue these bonds. As of March 31, 2007 and December 31, 2006, the amount held in collateral accounts was $5.6 million and $5.5 million respectively, for the workers’ compensation plan and $1.2 million and $4.4 million respectively, for health care plans. During the three months ended March 31, 2007, approximately $3.3 million was released from the health care bond collateral accounts as a result of reduced bonding requirements under an amendment to the Coal Act.
          Coal Segment
          Pursuant to the WML term loan agreement, WML is required to maintain a debt service reserve account and a long-term prepayment account. As of March 31, 2007 and December 31, 2006, there was a total of $10.4 million and $10.3 million, respectively in the debt service reserve account. There was $15.2 million and $15.1 million in the prepayment account at March 31, 2007 and December 31, 2006, respectively. The prepayment account is to be used to fund a $30.0 million payment due December 31, 2008 for the Series B notes.
          As of March 31, 2007, the Company had reclamation bond collateral in place for its Absaloka, Rosebud, Jewett and Beulah mines. These government-required bonds assure that coal mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.
          ROVA
          Pursuant to the terms of its Credit Agreement, ROVA must maintain a debt protection account (“DPA”). At March 31, 2007 the DPA was funded with $28.3 million. Additional funding of the DPA of $1.1 million per year is required through 2008. The required funding level is reduced by $6.7 million in 2009 and by $3.0 million in 2010.
          The Credit Agreement also requires ROVA to fund a repairs and maintenance account and an ash reserve account totaling $3.2 million from January 31, 2004 through January 31, 2010, after which date the funding requirement reduces to $2.8 million.

The funds for the repairs and maintenance account are required to be deposited every six months based on a formula contained in the agreement. The ash reserve account was fully funded at March 31, 2007. As of March 31, 2007, these accounts had a combined balance of $1.5 million.
7. LINES OF CREDIT AND LONG-TERM DEBT
          The amounts outstanding at March 31, 2007 and December 31, 2006 under the Company’s lines of credit and long-term debt consist of the following:

	Current Portion of Debt		Total Debt Outstanding
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
	(In thousands)
Corporate debt:
Revolving line of credit	$—	$—	$7,600	$8,500

Westmoreland Mining debt:
Revolving line of credit	—	—	—	4,500

Westmoreland Mining term debt:
Series B Notes	12,650	12,000	53,600	56,600
Series C Notes	—	—	20,375	20,375
Series D Notes	—	—	14,625	14,625
Other term debt	1,801	1,311	5,695	3,474

ROVA debt:
ROVA acquisition bridge loan	25,700	30,000	25,700	30,000
ROVA acquisition term loan	5,000	5,000	5,000	5,000
ROVA term debt	30,181	28,492	148,885	162,933

Total debt outstanding	$75,332	$76,803	$281,480	$306,007

          The ROVA current and total term debt includes debt premiums of $0.6 million and $4.7 million, respectively.
          The maturities of all long-term debt and the revolving credit facilities outstanding at March 31, 2007 are (in thousands):

2007	$54,849
2008	85,953
2009	43,999
2010	27,751
2011	21,039
Thereafter	43,159

$276,750

          Corporate Revolving Line of Credit
          The Company has a $14.0 million revolving credit facility with First Interstate Bank. Interest is payable monthly at the bank’s prime rate (8.25% per annum at March 31, 2007). The Company is required to maintain financial ratios relating to its liquidity, indebtedness, and net worth. As of March 31, 2007, the Company was in compliance with such covenants. The revolving credit facility is collateralized by the Company’s stock in Westmoreland Resources Inc. (“WRI”), which owns the Absaloka Mine in and the dragline located at WRI’s Absaloka mine. In June 2006, the term of this facility was extended to June 30, 2008.

     Westmoreland Mining LLC
     Westmoreland Mining LLC (“WML”) has a $20.0 million revolving credit facility (the “Facility”) with PNC Bank, National Association (“PNC”) which expires on April 27, 2008. The interest rate is either PNC’s Base Rate plus 1%, or a Euro-Rate plus 3%, at WML’s option. As of March 31, 2007, the interest rate under the Facility is 9.25% per year. In addition, a commitment fee of 1/2 of 1% of the average unused portion of the available credit is payable quarterly. The amount available under the Facility is based upon, and any outstanding amounts are secured by, eligible accounts receivable.
     WML has a term loan agreement under which $53.6 million in Series B Notes, $20.4 million in Series C Notes and $14.6 million in Series D Notes are outstanding as of March 31, 2007. The Series B Notes require quarterly principal and interest payments to December 2008. The Series C and D Notes require quarterly interest payments with principal payments beginning March 31, 2009 and final payment on December 31, 2011. The Series B Notes bear interest at a fixed interest rate of 9.39% per annum; the Series C Notes bear interest at a fixed rate of 6.85% per annum; and the Series D Notes bear interest at a variable rate based upon LIBOR plus 2.90% (8.26% per annum at March 31, 2007). All of the notes are secured by the assets of WML and the term loan agreement requires the Company to comply with certain covenants and minimum financial ratio requirements related to liquidity, indebtedness, and capital investments. As of March 31, 2007, WML was in compliance with such covenants.
     The Company engages in leasing transactions for equipment utilized in operations. Certain leases at the Rosebud and Beulah Mines qualify as capital leases and were recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the leases. The present value of these lease payments at March 31, 2007 and December 31, 2006 was $5.4 million and $3.2 million, respectively, at a weighted average interest rate of 6.44% and 6.12%, respectively. The Jewett Mine also has a note payable outstanding from the purchase of a parcel of land at March 31, 2007 in the amount of $0.3 million with interest payable at 6.0% annually.
     ROVA
     The Company funded the ROVA acquisition and debt protection account deposit in part with a $30.0 million bridge loan facility from SOF Investments, L.P. (“SOF”) and a $5.0 million term loan with First Interstate Bank. At March 31, 2007, the SOF bridge loan had an outstanding balance of $25.7 million and the term loan had an outstanding balance of $5.0 million. The SOF bridge loan has a one-year term extendable to four years at the option of the Company. The loan bears interest at the London Interbank Offering Rate (“LIBOR”) plus 4% (9.40% per annum at March 31, 2007). The Company also paid SOF a 1% closing fee. If the Company elects to extend the loan beyond its initial one-year term, it will be required to issue warrants to purchase 150,000 shares of the Company’s common stock to SOF at a premium of 15% to the then current stock price. These warrants would be exercisable for a three-year period from the date of issuance. The loan is secured by a pledge of the semi-annual cash distributions from ROVA commencing in January 2007 as well as pledges from the Company’s subsidiaries that directly or indirectly acquired the operating agreements.
     The $5.0 million term loan with First Interstate Bank has a one-year term maturing June 29, 2007, which was paid-off on May 7, 2007 prior to maturity. Interest is payable at the bank’s prime rate (8.25% per annum at March 31, 2007).
     On December 18, 1991, ROVA entered into a Credit Agreement (“Tranche A”) with a consortium of banks (the “Banks”) and an institutional lender for the financing and construction of the first ROVA facility. On December 1, 1993, the Credit Agreement was amended and restated (“Tranche B”) to allow for the financing and construction of the second ROVA facility. Under the terms of the Credit Agreement, ROVA was permitted to borrow up to $229.9 million from the banks (“Bank Borrowings”), $120.0 million from an institutional lender, and $36.8 million in tax-exempt facility revenue bonds (“Bond Borrowings”) under two indenture agreements with the Halifax County, North Carolina, Industrial Facilities and Pollution Control Financing Authority (“Financing Authority”). The borrowings are evidenced by promissory notes and are secured by substantially all of the book value of ROVA’s assets including land, the facilities, ROVA’s equipment, inventory, accounts receivable, certain other assets and assignment of all material contracts. Bank Borrowings amounted to $39.0 million at March 31, 2007, and mature from July 2007 to July 2008. The Credit Agreement provides for interest to be paid on the Bank Borrowings at rates set at varying margins in excess of the Banks’ base rate, LIBOR or certificate of deposit rate, for various terms from one day to one year in length, each selected by ROVA when amounts are borrowed. The weighted average interest rate on the Bank Borrowings at March 31, 2007, was 6.85% per annum.
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
     In accordance with the indenture agreements, the Financing Authority issued $29.5 million of 1991 Variable Rate Demand Exempt Facility Revenue Bonds (“1991 Bond Borrowings”) and $7.2 million of 1993 Variable Rate Demand Exempt Facility Revenue Bonds (“1993 Bond Borrowings”). The 1991 Bond Borrowings and the 1993 Bond Borrowings are secured by irrevocable letters of credit in the amounts of $30.1 million and $7.4 million, respectively, which were issued by the banks. The weighted average interest rate on the bonds at March 31, 2007 was 3.84% per annum. The 1991 Bond Indenture Agreement requires repayment of the 1991 Bond Borrowings in four semi-annual installments of $1.2 million, $1.2 million, $14.8 million, and $12.4 million. The first installment of the 1991 Bond Borrowings is due in January 2008. The 1993 Indenture Agreement requires repayment of the 1993 Bond Borrowings in three semi-annual installments of $1.6 million, $1.8 million and $3.8 million. The first installment is due in July 2009.
     Irrevocable letters of credit in the amounts of $4.5 million and $1.5 million were issued to ROVA’s customer by the banks on behalf of ROVA for ROVA I and ROVA II, respectively, to ensure performance under their respective power sales agreements.
     The debt agreements contain various restrictive covenants primarily related to construction of the facilities, maintenance of the property, and required insurance. Additionally, financial covenants include restrictions on incurring additional indebtedness and property liens, paying cash distributions to the partners, and incurring various commitments without lender approval. At March 31, 2007, ROVA was in compliance with the various covenants.
8. DERIVATIVE INSTRUMENTS
     As of March 31, 2007, the Company was party to two derivative contracts to manage a portion of its exposure to the price volatility of diesel fuel used in its operations.

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
          In January 2007, the Company entered into an additional derivative contract related to diesel fuel to be used in its operations in 2007. The contract covers 1.1 million gallons of diesel fuel at a weighted average fixed price of $1.75 per gallon. This contract settles monthly from February to December, 2007.
          The Company accounts for these derivative instruments on a mark-to-market basis through earnings. The Consolidated Financial Statements as of March 31, 2007 reflect unrealized gains on these contracts of $0.3 million, which is recorded in accounts receivable. Unrealized gains during the three months ended March 31, 2007 were $0.7 million, which is recorded as a reduction to Costs of sales – coal. During the three months ended March 31, 2007, the Company settled a portion of these contracts covering approximately 0.8 million gallons of fuel, which resulted in a loss of less than $0.1 million.
          Information regarding derivative instruments for the three months ended March 31, 2007 is as follows (in thousands):

Unrealized derivative loss beginning of the year	$(336)
Change in fair value	656
Realized loss on settlements	(64)

Unrealized gain on derivatives at March 31, 2007	$256

9. HERITAGE HEALTH BENEFIT EXPENSES
          The caption “Heritage health benefit expenses” used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to our former Eastern mining operation employees as well as other administrative costs associated with providing those benefits.
          The components of these expenses are (in thousands):

	Three months ended
	March 31,
	2007	2006

Health care benefits	$5,314	$5,948
Combined benefit fund (credit)	(4,873)	995
Workers’ compensation	187	297
Black lung benefits (credit)	(163)	(216)

Total	$465	$7,024

          During the first quarter of 2007, the Company reached a settlement with the UMWA Combined Benefit Fund (“CBF”) for the reimbursement of $5.8 million, plus interest, in past overpayments to the CBF for retiree medical benefits. The Company received $2.9 million of the reimbursement and $0.6 million in interest during the first quarter, and received the remaining $2.9 million reimbursement plus interest of approximately $0.1 million during the second quarter of 2007. The Company recorded the settlement as a $5.8 million reduction in heritage health benefit expenses and $0.6 million in interest income, and recorded a receivable for the $2.9 million plus related accrued interest through March 31, 2007.
10. PENSION AND POSTRETIREMENT MEDICAL BENEFITS
          The Company provides pension and postretirement medical benefits to qualified full-time employees and retired employees and their dependents, the majority of which benefits are mandated by the Coal Act. The Company incurred costs of providing these benefits during the three months ended March 31, 2007 and 2006 as follows (in thousands):

			Postretirement
	Pension Benefits		Medical Benefits
Three months ended March 31,	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$744	$800	$202	$158
Interest cost	1,073	1,053	3,375	3,700
Expected return on plan assets	(1,027)	(931)	—	—
Amortization of deferred items	189	354	1,793	2,473

Total net periodic benefit cost	$979	$1,276	$5,370	$6,331

          The Company expects to pay approximately $17.0 million for postretirement medical benefits during 2007, net of Medicare Part D reimbursements. A total of $4.0 million was paid in the first quarter of 2007.
          The Company expects to contribute approximately $4.2 million to its pension plans during 2007. A total of $0.6 million was paid in the first quarter of 2007.
11.	ASSET RETIREMENT OBLIGATIONS, RECLAMATION DEPOSITS AND CONTRACTUAL THIRD PARTY RECLAMATION RECEIVABLES
          Asset Retirement Obligations
          Changes in the Company’s asset retirement obligations for the three months ended March 31, 2007 and 2006 are summarized below (in thousands):

Three months ended March 31,	2007	2006

Asset retirement obligations – beginning of year	$184,062	$158,407
Accretion	3,261	2,532
Settlements (final reclamation performed)	(1,403)	(3,243)
Changes due to amount and timing of reclamation	(2,901)	—

Asset retirement obligations – end of period	$183,019	$157,696

          The asset retirement obligation, contractual third party reclamation receivable, and reclamation deposits for each of the Company’s mines and ROVA are summarized below (in thousands):

		Contractual
	Asset	Third Party
	Retirement	Reclamation	Reclamation
	Obligation	Receivable	Deposits

Rosebud	$98,858	$3,679	$63,712
Jewett	63,671	27,037	—
Beulah	5,985	—	—
Savage	1,719	—	—
Absaloka	12,350	—	—
ROVA	436	—	—

Total	$183,019	$30,716	$63,712

          As of March 31, 2007 the Company or its subsidiaries have reclamation bonds in place for its active mines in Montana, North Dakota and Texas and for inactive mining sites in Virginia and Colorado which are now awaiting final bond release. These government-required bonds assure that coal mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The Company estimates that the cost of final reclamation for its mines when they are closed in the future will total approximately $484.9 million, with a present value of $183.0 million. As permittee, the Company or its subsidiaries are responsible for the total amount. The financial responsibility for a portion of final reclamation of the mines when they are closed has been transferred by contract to certain customers, while other customers have provided guarantees or funded escrow accounts to cover final reclamation costs. Costs of reclamation of mining pits prior to mine closure are recovered in the price of coal shipped.
          On March 6, 2007, the Company, WRI and WGI signed a comprehensive settlement agreement pursuant to which the mining contract between WRI and WGI for the Absaloka Mine was terminated on March 30, 2007 and all claims among the parties were settled, including the dispute relating to the coal sales agency agreement and the litigation relating to WGI’s performance under the mining contract. As part of this settlement, WRI released any claim WRI had in the $7.0 million reclamation escrow account held by WGI and released WGI from its financial obligations to complete final reclamation of the Absaloka Mine.
12. STOCKHOLDERS’ EQUITY
           Preferred and Common Stock
          The Company has two classes of capital stock outstanding, common stock, par value $2.50 per share, and Series A Convertible Exchangeable Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”). Each share of Series A Preferred Stock is represented by four Depositary Shares. The full amount of the quarterly dividend on the Series A Preferred Stock is $2.125 per preferred share or $0.53 per Depositary Share. The Company paid quarterly dividends of $0.25 per Depositary Share from October 1, 2004 through July 1, 2006. The Company suspended the payment of preferred stock dividends following the recognition of the deficit in shareholders’ equity described below. The quarterly dividends which are accumulated through and including April 1, 2007 amount to $14.8 million in the aggregate ($92.65 per preferred share or $23.16 per Depositary Share).
          The Company is currently reporting a deficit in shareholders’ equity. As a result, the Company is prohibited from paying preferred stock dividends because of the statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock ($160,000 at March 31, 2007).
          Restricted Net Assets
          At March 31, 2007, Westmoreland Coal Company had approximately $107.2 million of net assets at its subsidiaries that were not available to be transferred to it in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries. Approximately $52.6 million of net assets of the subsidiaries are unrestricted.

13. INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
          As of March 31, 2007, the Company had stock options and SARs outstanding from three stock incentive plans for employees and three stock incentive plans for directors.
          The employee plans provide for the grant of incentive stock options (“ISOs”), non-qualified options under certain circumstances, SARs and restricted stock. ISOs and SARs generally vest over three years, expire ten years from the date of grant, and may not have an option or base price that is less than the market value of the stock on the date of grant. The maximum number of shares that could be issued or granted under the employee plans is 1,150,000, and as of March 31, 2007, a total of 210,472 shares are available for future grants.
          The non-employee director plans generally provide for the grant of stock options or SARs with a value of $60,000 when elected or appointed, and stock options or SARs with a value of $30,000 after each annual meeting. In 2006, directors were granted SARs as a form of award. The maximum number of shares that could be issued or granted under the director plans is 900,000, and as of March 31, 2007, 19,176 shares were available for future grants.
          No SARs, options or shares of restricted stock were granted during the first quarter of 2007 or 2006.
          As of March 31, 2007, there was approximately $0.3 million of intrinsic value for vested SARs and for all SARs outstanding. Upon vesting, the holders may exercise the SARs and receive an amount equal to the increase in the value of the common stock between the grant date and the exercise date in shares of common stock.
          Compensation cost arising from share-based payment arrangements was $0.8 million and $0.4 million, during the first three months of 2007 and 2006, respectively, including $0.6 million and $0.4 million, respectively, for stock issued as matching contributions to the Company’s 401(k) Savings Plan. The intrinsic value of options and SARs exercised during the first three months of 2007 and 2006 was $0.1 million and $0.8 million, respectively.
          Information with respect to both the employee and director SARs is as follows:

		Stock	Weighted
		Appreciation	Average Base
	Base Price Range	Rights	Price

Outstanding at December 31, 2006	$18.04-29.48	560,747	$21.66
Exercised	$19.37-20.98	(9,960)	20.21

Outstanding at March 31, 2007	$18.04-29.48	550,787	$21.68

          Information about SARs outstanding as of March 31, 2007 is as follows:

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average Base
Range of Base	Number	Contractual	Base Price		Price (Vested
Price	Outstanding	Life (Years)	(all SARs)	SARs Vested	SARs)

$18.04-29.48	550,787	8.3	$21.68	378,253	$20.38
          The amount of unamortized compensation expense for SARs outstanding at March 31, 2007 was $1.9 million which is expected to be recognized over approximately three years.

          Information with respect to employee and director stock options is as follows:

			Weighted
		Stock	Average
	Issue Price	Option	Exercise
	Range	Shares	Price

Outstanding at December 31, 2006	$2.81 - 22.86	541,616	$11.62
Exercised	12.86 - 18.08	(13,966)	15.63

Outstanding at March 31, 2007	$2.81 - 22.86	527,650	$11.52

          Information about stock options outstanding as of March 31, 2007 is as follows:

					Weighted
		Weighted			Average
		Average	Weighted		Exercise
		Remaining	Average		Price
Range of	Number	Contractual	Exercise Price	Number	(vested
Exercise Price	Outstanding	Life (Years)	(all options)	Exercisable	options)

$2.81-5.00	188,150	2.7	$2.92	188,150	$2.92
5.01-10.00	—	—	—	—	—
10.01-15.00	92,035	5.0	12.36	92,035	12.36
15.01-22.86	247,465	5.7	17.74	244,131	17.67

$2.81-22.86	527,650	4.5	$11.52	524,316	$11.45

          The amount of unamortized compensation expense for options outstanding at March 31, 2007 was less than $0.1 million.
14. EARNINGS PER SHARE
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
          The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS):

	2007	2006
	(In thousands, except per
Three months ended March 31,	share data)
Net income applicable to common shareholders:	$8,874	$5,353
Number of shares of common stock outstanding:
Basic	9,039	8,430
Effect of dilutive stock options	247	414
Effect of dilutive SARs	—	71
Effect of dilutive restricted stock	—	13

Diluted	9,286	8,928

Net income per share applicable to common shares outstanding:
Basic	$0.98	$0.63
Diluted	$0.96	$0.60
Number of shares excluded from calculation of diluted EPS because the exercise price of the options and SARs were greater than the average market price of the common shares	197	—

15. INCOME TAXES
          Income tax expense attributable to income before income taxes consists of:

	Three months ended March 31,
	2007	2006
	(In thousands)
Current:
Federal	$—	$25
State	182	252

	182	277

Deferred:
Federal	—	—
State	—	—

Income tax expense	$182	$277

16. BUSINESS SEGMENT INFORMATION
          Segment information is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard is based on a management approach, which requires segmentation based upon our internal organization and reporting of revenue and operating income based upon internal accounting methods.
          The Company’s operations are classified into four segments: coal, independent power, heritage and corporate. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The independent power operations include the ownership of interests in cogeneration and other non-regulated independent power plants and related business development expenses. The heritage segment includes costs of benefits the Company provides to former employees of its previously owned Eastern U.S. coal mining operations which have been disposed of. The corporate segment represents all costs not otherwise classified, including corporate office expenses. Assets attributed to the heritage segment consist primarily of cash, bonds and deposits restricted to pay heritage health benefits. Prior year segment information has been reclassified to conform to the new segment presentation.
          Summarized financial information by segment for the first three months of 2007 and 2006 is as follows:

		Independent
Three months ended March 31, 2007	Coal	Power	Heritage	Corporate	Total
(Unaudited)	(In thousands)
Revenues:
Coal	$103,080	$—	$—	$—	$103,080
Energy	—	24,608	—	—	24,608
Equity in earnings	—	136	—	—	136

	103,080	24,744	—	—	127,824

Costs and expenses:
Cost of sales — coal	83,050	—	—	—	83,050
Cost of sales — energy	—	14,308	—	—	14,308
Depreciation, depletion and amortization	6,377	2,423	—	85	8,885
Selling and administrative	5,426	3,219	470	3,865	12,980
Heritage health benefit expenses	—	—	465	—	465
Gain on sales of assets	(221)	(4)	—	(5,641)	(5,866)

Operating income (loss)	8,448	4,798	(935)	1,691	14,002

Other income (expense):
Interest expense	(2,470)	(3,748)	—	(327)	(6,545)
Interest income	1,166	517	647	73	2,403
Minority interest	(588)	—	—	—	(588)
Other income	108	(3)	—	19	124

Income before income taxes	$6,664	$1,564	$(288)	$1,456	$9,396

Capital expenditures	$3,598	$72	$—	$8	$3,678

Total assets	$450,096	$281,898	$11,589	$15,754	$759,337

		Independent
Three months ended March 31, 2006	Coal	Power	Heritage	Corporate	Total
(Unaudited)	(In thousands)
Revenues:
Coal	$94,634	$—	$—	$—	$94,634
Equity in earnings	—	4,458	—	—	4,458

	94,634	4,458	—	—	99,092

Costs and expenses:
Cost of sales — coal	73,865	—	—	—	73,865
Depreciation, depletion and amortization	5,831	8	—	81	5,920
Selling and administrative	5,438	854	189	2,945	9,426
Heritage health benefit expenses	—	—	7,024	—	7,024
Gain on sales of assets	44	—	—	(5,060)	(5,016)

Operating income (loss)	9,456	3,596	(7,213)	2,034	7,873

Other income (expense):
Interest expense	(2,522)	—	—	(132)	(2,654)
Interest income	964	—	24	145	1,133
Minority interest	(483)	—	—	—	(483)
Other income	71	126	—	—	197

Income before income taxes	$7,486	$3,722	$(7,189)	$2,047	$6,066

Capital expenditures	$1,553	$—	$—	$382	$1,935

Total assets	$406,433	$54,897	$10,256	$10,973	$482,559

17. COMMITMENTS
          Lease Obligations
          The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $10.1 million and $8.7 million in the first three months of 2007 and 2006, respectively.
          The Company has operating lease commitments expiring at various dates, primarily for real property and equipment. Rental expense under operating leases during the first three months of 2007 and 2006 totaled $1.7 million and $1.5 million, respectively.

     Minimum future rental obligations existing under leases with remaining terms of one year or more at March 31, 2007 are as follows (in thousands):

Lease Obligations
2007	$4,574
2008	3,814
2009	1,653
2010	748
2011 and thereafter	459
          Coal Supply Agreements
          Westmoreland Partners, which owns ROVA, has two coal supply agreements with TECO Coal Corporation (“TECO”). If Westmoreland Partners continues to purchase coal under these contracts at the current volume and pricing and does not extend these coal supply agreements, then Westmoreland Partners would be obligated to pay TECO $19.9 million for the remainder of 2007 and $26.5 million in each of the years of 2008, 2009, 2010, 2011, 2012 and an aggregate of $58.2 million after 2012.
          Long-Term Sales Commitments
          The following table presents estimated total sales tonnage under existing long-term contracts for the next five years from the Company’s existing mining operations. The prices for all future tonnage are subject to revision and adjustments based upon market prices, certain indices and/or cost recovery.

Projected Sales Tonnage Under
Existing Long-Term Contracts
(in millions of tons)
2007	30.0
2008	27.3
2009	26.6
2010	24.9
2011	20.6
          The tonnages in the table above represent estimated sales tonnage under existing, executed contracts and generally exclude pending or anticipated contract renewals or new contracts. These projections reflect customers’ scheduled major plant outages, if known. These projections include projected tonnages under the Jewett Mine’s contract with NRG.
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
          The total amount of the MMS royalty claims including interest through the end of 2003 was approximately $5.0 million. This amount, if payable, is subject to interest through the date of payment, and as discussed above, the audit covered the periods through 2004.
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
          Neither the MMS nor the DOR has made royalty or tax demands for all periods during which WECO has received payments for transportation of coal. Presumably, the royalty and tax demands for periods after the years in dispute, generally, 1997 to 2004, and future years will be determined by the outcome of the pending proceedings. However, if the MMS and DOR were to make demands for all periods through the present, including interest, the total amount claimed against WECO, including the pending claims and interest thereon through December 31, 2006, could exceed $33.0 million.
          The Company believes that WECO has meritorious defenses against the royalty and tax demands made by the MMS and the DOR. The Company expects a favorable ruling from the IBLA, although it could be a year or more before the IBLA issues its decision. If the outcome is not favorable to WECO, the Company plans to seek relief in Federal district court.
          Moreover, in the event of a final adverse outcome with DOR and MMS, the Company believes that certain of the Company’s customers are contractually obligated to reimburse the Company for any royalties and taxes imposed on the Company for the production of coal sold to the Colstrip owners, plus the Company’s legal expenses. Consequently, the Company has not recorded any provisions for these matters. It is possible that the customers may dispute the Company’s interpretation of the contracts. Legal expenses associated with these matters are expensed as incurred.

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
          In March, 2007, the Department of Revenue revised its assessment to $4.2 million, which included interest but no penalty. The Company has an accrued reserve of $4.2 million at March 31, 2007, which is the amount the Company believes it will be required to pay.
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
          In assessing the annual premium of the coal operators under the CBF, the Trustees of the CBF used an interpretation by HHS that “reimbursements” in the base-line year were the amounts that would have been payable by the government if the actual Medicare regulations were applied, not the amounts actually received by the CBF under the capitation agreement. This method of calculating the CBF premium resulted in a higher amount than would have been the case if the government payments under the capitation agreement had been applied. The coal operators disagreed with the HHS interpretation and initiated litigation in the mid – 1990’s.
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
          The difference in premium payments for Westmoreland is substantial. Pursuant to the holdings of the Eleventh Circuit and the Federal District Court of Maryland, Westmoreland has overpaid and expensed premiums for the period from 1993 through 2006.
          During the first quarter of 2007, the Company reached a settlement with the UMWA Combined Benefit Fund (“CBF”) for the reimbursement of $5.8 million, plus interest, in past overpayments to the CBF for retiree medical benefits. The Company received $2.9 million of the reimbursement and $0.6 million in interest during the first quarter, and received the remaining $2.9 million reimbursement plus interest of approximately $0.1 million during the second quarter of 2007. The Company recorded the settlement as a $5.8 million reduction in heritage health benefit expenses and $0.6 million in interest income, and recorded a receivable for the $2.9 million plus related accrued interest through March 31, 2007.
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
          No reserve has been accrued by the Company for this matter.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Material Changes in Financial Condition from December 31, 2006 to March 31, 2007
Forward-Looking Disclaimer
          Throughout this Form 10-Q, the Company makes statements which are not historical facts or information and that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the Company’s ability to raise additional equity capital through a rights offering; the material weakness in the Company’s internal controls over financial reporting identified in our 2006 Form 10-K, the associated ineffectiveness of the Company’s disclosure controls; health care cost trends; the cost and capacity of the surety bond market; the Company’s ability to manage growth and significantly expanded operations; the ability of the Company to implement its growth and development strategy; the Company’s ability to pay the preferred stock dividends that are accumulated but unpaid; the Company’s ability to retain key senior management; the Company’s access to financing or ability to refinance its bridge loan; the Company’s ability to maintain compliance with debt covenant requirements or obtain waivers from its lenders in cases of non-compliance; the Company’s ability to achieve anticipated cost savings and profitability targets; the Company’s ability to successfully identify new business opportunities; the Company’s ability to negotiate profitable coal contracts, price reopeners and extensions; the Company’s ability to predict or anticipate commodity price changes; the Company’s ability to maintain satisfactory labor relations; changes in the industry; competition; the Company’s ability to utilize its deferred income tax assets; the ability to reinvest cash, including cash that has been deposited in reclamation accounts, at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; the demand for electricity; the performance of ROVA and the structure of ROVA’s contracts with its lenders and Dominion Virginia Power; the effect of regulatory and legal proceedings; environmental issues, including the cost of compliance with existing and future environmental requirements; the risk factors set forth below; the Company’s ability to raise additional capital, as discussed under Liquidity and Capital Resources; and the other factors discussed in Note 18 of this Form 10-Q. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. The Company disclaims any duty to update these statements, even if subsequent events cause its views to change.
     References in this document to www.westmoreland.com, any variations of the foregoing, or any other uniform resource locator, or URL, are inactive textual references only. The information on our Web site or any other Web site is not incorporated by reference into this document and should not be considered to be a part of this document.

Overview
          We are an energy company. We mine coal, which is used to produce electric power, and we own power generating plants. All of our five mines supply baseloaded power plants. Several of these power plants are located adjacent to our mines, and we sell virtually all our coal under long-term contracts. Consequently, our mines enjoy relatively stable demand and pricing compared to competitors who sell more of their production on the spot market.
          We now own 100% of ROVA, which supplies baseload power pursuant to long-term contracts. We operate and maintain ROVA and four power projects owned by others. We have a 4.49% interest in the gas-fired Ft. Lupton Project, which has a generating capacity of 290 MW and provides peaking power to the local utility.
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
Challenges
          We believe that our principal challenges today include the following:
•	obtaining adequate capital for our on-going operations and our growth initiatives;

•	negotiating a long-term contract between the Jewett Mine and its customer;

•	renegotiating sales prices to reflect higher market prices and fully recover commodity and production costs;

•	continuing to fund high heritage health benefit expenses which continue to be adversely affected by inflation in medical costs, longer life expectancies for retirees and the failure of the UMWA retirement fund trustees to manage medical costs;

•	maintaining and collateralizing, where necessary, our Coal Act and reclamation bonds;

•	funding required contributions to pension plans that are underfunded;

•	complying with new environmental regulations, which have the potential to significantly reduce sales from our mines; and

•	defending against claims for potential taxes and royalties assessed by various governmental entities, some of which we believe are subject to reimbursement by our customers.
          We discuss these issues, as well as the other challenges we face, elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and under “Risk Factors.”

Liquidity and Capital Resources
          The major factors impacting our liquidity are: payments due on the term loan we entered into to acquire various operations and assets from Montana Power and Knife River in May, 2001; payments due on the acquisition debt associated with our purchase of the ROVA interest; additional capital expenditures we plan to make after taking over operations at our Absaloka Mine in March 2007; cash collateral requirements for additional reclamation bonds in new mining areas; and payments for our heritage health benefit costs. See “Factors Affecting our Liquidity”. Unforeseen changes in our ongoing business requirements could also impact our liquidity. Our principal sources of cash flow at Westmoreland Coal Company are dividends from WRI, distributions from ROVA and from Westmoreland Mining subject to the provisions in their respective debt agreements and dividends from the subsidiaries that operate power plants.
          On May 1, 2007, the Company entered into a Standby Purchase Agreement with an investor that would backstop a rights offering of common stock by the Company to its shareholders and purchase additional shares of common stock. The Company expects to seek gross proceeds of at least $85 million before expenses. The closing of such transactions is subject to several conditions, including shareholder approval (which the Company plans to seek at a meeting of stockholders later in 2007), there being no material adverse effect on the Company’s financial condition and there not being trading suspensions in its common stock or other adverse developments in the financial markets.
          Proceeds from the rights offering will be used to fund capital expenditures that are expected to lower the Company’s coal mining production costs, fund future growth initiatives and provide working capital, as well as for general corporate purposes. As part of the transaction, the Company intends to retire its outstanding Series A Convertible Exchangeable Preferred Stock, each share of which is represented by four depositary shares, and the Company is evaluating options to achieve this objective. The Company intends to use a portion of the proceeds from the rights offering to redeem the depositary shares that are outstanding at the conclusion of the rights offering.
          Factors Affecting our Liquidity
          Our heritage health benefit costs consist primarily of payments for post retirement medical and workers’ compensation benefits. We are also obligated for employee pension and pneumoconiosis benefits. It is important to note that retiree health benefit costs are directly affected by increases in medical service costs, prescription drug costs and mortality rates. The most recent actuarial valuations of our heritage health benefits obligations, which pertain primarily to former employees who worked in our Eastern mines and are guaranteed life-time benefits under the federal Coal Act, indicated that our heritage health benefit payments would increase annually through 2011 and then decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines. In the first three months of 2007, we paid $4.0 million for postretirement benefit expenses, $0.9 million for CBF premiums and $0.3 million for workers’ compensation benefits and received $0.3 million in offsetting Medicare D subsidies. During 2007, we expect to pay $18.7 million in cash costs for postretirement medical benefits and receive $1.8 million of offsetting federal subsidies. In 2007, we expect to make payments for Combined Benefit Fund premiums in the amount of $3.7 million and $1.0 million of payments for workers’ compensation benefits.
          The Westmoreland Mining acquisitions in 2001 greatly increased revenues and operating cash flow. The financing obtained to make those acquisitions requires quarterly interest and principal payments of approximately $4.2 million. This debt financing also requires that 25% of excess cash flow, as defined, be set aside to fund the $30.0 million debt payment due in December 2008. Therefore, only 75% of

Westmoreland Mining’s excess cash flow is available to the Company until this debt is paid off in 2008. Westmoreland Mining also entered into the add-on debt facility in 2004 which requires the use of approximately $0.5 million of cash each quarter for debt service. The add-on facility permitted Westmoreland Mining to undertake significant capital projects, principally at the Rosebud and Jewett mines, without adversely affecting cash available to Westmoreland Coal Company. The terms of the add-on facility permitted Westmoreland Mining to distribute this $35.0 million to Westmoreland Coal Company. Westmoreland Mining’s distributions of $3.5 million in 2006 represented the remainder available from the $35.0 million add-on facility.
          In June 2006, we acquired the 50% interest in ROVA that we did not previously own, which increased revenues and operating cash flow. This acquisition was funded with $35.0 million in acquisition debt as described in Note 7 to our consolidated financial statements. ROVA also has project-level debt which funded the original development of the power plants. The project-level debt requires semi-annual principal payments as also described in Note 7 to the financial statements as well as ongoing interest payments. The acquisition debt requires approximately $0.7 million of interest payments each quarter. Should we elect to extend the term of $25.7 million of the acquisition debt to four years, we will make semi-annual principal payments of approximately $4.3 million, which would amount to substantially all of the cash distributions generated by ROVA over that term.
          On March 6, 2007, we entered into an agreement to acquire WGI’s contract to be the exclusive miner at our Absaloka Mine and completed this transaction on March 30, 2007. WRI purchased from WGI mining and office equipment for $7.9 million and tools, spare parts and supplies, and coal inventory for $2.3 million. As part of the transaction, WRI released any claim WRI had in the $7.0 million reclamation escrow account held by WGI, and released WGI from its financial obligation to complete final reclamation of the mine. While certain equipment was included in our purchase, we expect we will need additional capital for investment in mine development projects, mining equipment and to support bonding requirements.
          Our ongoing and future business needs may also affect liquidity. We do not anticipate that either our coal or our power production revenues will diminish materially as a result of any future downturn in economic conditions because ROVA and the power plants that purchase our coal produce relatively low-cost, baseload power. In addition, most of our coal and power production are sold under long-term contracts, which help insulate us from unfavorable market developments. However, contract price reopeners, contract expirations or terminations, a failure to negotiate a long-term agreement between the Jewett Mine and its customer and market competition could affect future coal revenues. We may also need additional capital to support our ongoing efforts to develop new projects such as the Gascoyne mine and power facility.
          Cash Balances and Available Credit
          Consolidated cash and cash equivalents at March 31, 2007 totaled $25.7 million including $11.2 million at ROVA, $1.2 million at Westmoreland Power Inc., $2.2 million at Westmoreland Mining, $2.5 million at WRI and $1.3 million at our captive insurance subsidiary. The cash at Westmoreland Mining is available to the Company through quarterly distributions, as described below. The cash at our captive insurance subsidiary and WRI is available to the Company through dividends. The cash at ROVA is available to the Company through distributions after debt service and debt reserve account requirements are met. Under the provisions of the ROVA acquisition bridge loan, all cash distributions from ROVA subsequent to December 31, 2006, are to be applied to the principal balance of the loan and related interest.

          As of March 31, 2007, Westmoreland Coal Company had $6.4 million of its $14.0 million revolving line of credit available to borrow.
          Restricted Cash
          We had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $68.1 million at March 31, 2007 compared to $69.7 million at December 31, 2006. The restricted cash at March 31, 2007 included $29.8 million in ROVA’s debt service accounts and prepayment accounts and $25.6 million in Westmoreland Mining’s debt service reserve, long-term prepayment, and reclamation escrow accounts. At March 31, 2007 our reclamation, workers’ compensation and postretirement medical cost obligation bonds were collateralized by interest-bearing cash deposits of $12.7 million, which we have classified as non-current assets in the consolidated balance sheet. In addition, we had accumulated reclamation deposits of $63.7 million at March 31, 2007, representing cash received from customers of the Rosebud Mine to pay for reclamation, plus interest earned on the investments.
          Westmoreland Mining Debt Facilities
          The original term loan agreement, which financed our acquisition of the Rosebud, Jewett, Beulah, and Savage mines, continues to restrict Westmoreland Mining’s ability to make distributions to Westmoreland Coal Company. Until Westmoreland Mining has fully paid the original acquisition debt, which is scheduled for December 31, 2008, Westmoreland Mining may only pay Westmoreland Coal Company a management fee and distribute to Westmoreland Coal Company 75% of Westmoreland Mining’s surplus cash flow. Westmoreland Mining is depositing the remaining 25% into an account that will be applied to the $30.0 million balloon payment due December 31, 2008. In 2004 when Westmoreland Mining entered into the add-on facility, it also extended its revolving credit facility to 2007 and reduced the amount of the facility to $12.0 million. In December 2005, Westmoreland Mining amended the revolving facility to increase the borrowing base to $20.0 million and to extend its maturity to April 2008 to better align with its operating needs. The increase includes the ability to issue letters of credit up to $10.0 million which Westmoreland Mining expects to use for reclamation bond collateral requirements. As of March 31, 2007, a letter of credit for $1.9 million was supported by Westmoreland Mining’s revolving credit facility and Westmoreland Mining has the remaining $18.1 million credit facility’s borrowing base available.
          Historical Sources and Uses of Cash
          Cash provided by operating activities was $19.5 million for the first three months of 2007 compared with $2.8 million for the first three months of 2006. The increase in net income and non-cash charges to income, which includes depreciation, amortization, stock compensation, gain on sale of assets and minority interest, in the first three months of 2007 increased cash provided by operating activities by $3.4 million and $5.2 million, respectively. There was only $0.1 million of cash distributions from independent power projects for the first three months of 2007 because ROVA distributions received were consolidated after the acquisition of June 2006. Cash provided by operating activities reflects $7.3 million of revenue deferred under ROVA’s long-term sales agreements. Cash distributions from ROVA of $1.1 million were recorded for the first three months of 2006. Changes in working capital decreased cash provided by operating activities in the first three months of 2007 by $4.3 million compared to a decrease in cash from changes in working capital of $1.6 million in the first three months of 2006.
          Our working capital deficit was $55.0 million at March 31, 2007 compared to $67.4 million at December 31, 2006. The decrease in our working capital deficit resulted primarily from a $10.0 million increase in accounts receivable. The increase in accounts receivable resulted from a $10.0 million reserve dedication receivable recorded during the first quarter.

          Cash provided from investing activities during the first three months ended March 31, 2007 was $6.4 million compared to $0.4 million in the first three months ended March 31, 2006. The increase in investing cash activities was driven by the $12.7 million of proceeds from sale of our royalty interest at the Caballo Mine in Wyoming. This increase was offset by the $3.4 million paid in connection with the assumption of the Absaloka mining operations from WGI. Cash provided by investing activities in the first three months of 2006 included $5.1 million received from the sale of mineral interests in Colorado. Cash provided from investing activities included a decrease in our restricted cash accounts of $0.3 million for the first three months of 2007. In the first three months of 2006, cash of $2.7 million was deposited into our restricted cash accounts. This decrease was due to a refund of the collateral as a result of a reduction in our postretirement health benefit bonds in the first quarter of 2007. Additions to property, plant and equipment increased in the first three months of 2007 to $3.7 million compared to $1.9 million in the first three months of 2006.
          We used $26.9 million of cash for our financing activities in the first three months of March 31, 2007 compared to $4.5 million in the first three months of March 31, 2006. This increase was the result of a $21.7 million repayment of long-term debt and a $5.4 repayment on revolving lines of credit in the first three months of 2007. The repayment of long-term debt and revolving lines of credit in the first three months of 2006 were $4.6 million.

RESULTS OF OPERATIONS
Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006.
          Coal Operations
          The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Three months ended March 31,
	2007	2006	Change

Revenues – thousands	$103,080	$94,634	9%
Volumes – millions of equivalent coal tons	7.5	7.4	1%
Cost of sales – thousands	$83,050	$73,865	12%
          Tons of coal sold increased by approximately 0.1 million tons in the first three months of 2007 from the first three months of 2006. Our tons sold increased primarily as a result of improved performance at our Jewett and Absaloka mines during the first quarter of 2007. These increases were offset by decreases at our Rosebud, Beulah, and Savage mines, primarily caused by unscheduled customer plant outages.
          Our coal revenues increased by approximately $8.4 million from the first quarter of 2006 to the first quarter of 2007. This was due in part to the increase in tonnage, but was primarily driven by increased pricing. At the Rosebud and Beulah mines, we achieved approximately 13% and 10% revenue per ton increases, respectively, as our coal sales contracts provided for pass-through adjustments for higher costs and we renewed an expiring contract in January 2006 at current market prices. At the Absaloka Mine, we achieved an 8% revenue per ton increase due to market price reopeners and renewals. Lastly, at our Jewett Mine, our revenues increased slightly as the increase in tons sold was partially offset by a 5% decrease in price resulting from our current interim price agreement.
          Our coal segment’s cost of sales in the first three months of 2007 also increased by approximately $9.2 million from the first three months of 2006. This increase was primarily driven by $4.3 million increase in base reclamation, stripping, and other operating costs at our Rosebud Mine. Our Absaloka Mine’s cost of sales also increased by $3.0 million due to the increase in tons sold driving increases in royalties, production taxes, and contract mining costs. The remainder of our costs of sales increase was driven by increases in hauling costs, accretion of our reclamation obligations, and increases in commodity costs at our Jewett and Beulah mines.
          Our coal segment’s depreciation, depletion, and amortization expense in the first three months of 2007 increased by approximately $0.5 million from the first three months of 2006. This increase resulted from increased depletion expenses from asset retirement cost assets, which increased at the end of 2006 as a result of updated engineering studies.
          Our coal segment’s selling and administrative expenses in the first three months of 2007 remained essentially unchanged from the first three months of 2006.

          Independent Power
          The power segment includes the ownership of interests in cogeneration and other non-regulated independent power plants, our power operations and maintenance business and business development expenses. Power segment operating income was $4.8 million in the first quarter 2007 compared to $3.6 million in the first quarter 2006. Our energy revenues and costs of sales were $24.7 million and $14.3 million, respectively, during the first quarter 2007.
          In connection with the ROVA acquisition, we changed our method of recognizing revenue under ROVA’s long-term power sales agreements effective July 1, 2006. For the first quarter 2007, revenue billed under these agreements totaling $7.3 million was deferred to future periods. We also began consolidation of ROVA’s results of operations effective July 1, 2006. Previously the ROVA results were reported using the equity method. The equity method reported only earnings (calculated net of interest expense, interest income, depreciation, depletion and amortization).
          The following table summarizes the power segment’s results for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended
	March 31,
	2007	2006

50% share of ROVA earnings shown as equity in earnings	$—	$4,341
Ft. Lupton equity earnings	136	117

Total equity earnings	136	4,458

Energy revenue (1)	24,608	—
Costs and expenses:
Cost of sales — energy	(14,308)	—
Depreciation, depletion, and amortization	(2,423)	(8)
Selling and administrative	(3,219)	(854)
Gain on sales of assets	4	—

Power segment revenue less costs and expenses	4,662	(862)

Independent power segment operating income	4,798	3,596

Other income (expense):
Interest expense	(3,748)	—
Interest income	517	—
Minority interest	—	—
Other income	(3)	126

Income before income taxes	$1,564	$3,722

(1)	The Company recorded $7.3 million in deferred revenue in 2007 related to capacity payments billed at ROVA.
          For the first three months of 2007 and 2006, ROVA produced 427,000 and 426,000 MW hours, respectively, and achieved average capacity factors of 94% and 93%, respectively.
          We also recognized $136,000 in equity earnings in the first three months of 2007, compared to $117,000 in the first three months of 2006, from our 4.49% interest in the Ft. Lupton project.
          During the first three months of 2007, our Westmoreland Utilities subsidiary, which operates and provides maintenance services to four power plants in Virginia owned by Dominion Virginia Power, contributed $2.7 million of revenue which is shown as energy revenue and had $2.1 million of costs and expenses which are shown as Cost of sales-energy.
          Heritage
          During the first three months of 2007 heritage costs decreased by $6.3 million from the first three months of 2006. This decrease resulted primarily from a $5.8 million settlement reached with the Combined Benefit Fund which was recorded in the first three months of 2007.

          Our heritage costs also decreased during the first quarter of 2007 as a result of decreases in retiree health and workers’ compensation costs. These costs decreased as a result of an increase in the discount rate used in our postretirement medical benefit projections and favorable trends in our first quarter workers’ compensation costs. These cost decreases were partially offset by a small decrease in the benefit we received from our Black Lung trust in the first quarter of 2007, as compared to the first quarter of 2006.
          Corporate
          Our corporate segment selling and administrative expenses increased by $0.9 million from the first three months of 2007 compared to 2006. This increase resulted primarily from an increase in professional fees, labor, and information technology consulting fees for our systems implementation. The first quarter of 2007 includes a gain of $5.6 million on the sale of our royalty interest at the Caballo Mine in Wyoming, while the first quarter of 2006 includes a gain of $5.1 million from the sale of mineral interests in Colorado.
          Selling and Administrative
          Our Selling and Administrative costs increased from $9.4 million in first quarter 2006 to $13.0 million in first quarter 2007. $2.4 million of this increase is the result of consolidating ROVA.
          Interest
          Interest expense was $6.5 million and $2.7 million for the first three months of 2007 and 2006, respectively. The increase resulted from the $2.9 million in interest expense from ROVA’s project debt following its acquisition and approximately $0.9 million in increased interest expense primarily driven by our ROVA acquisition debt. Interest income increased by $1.3 million in the first three months of 2007 as a result of $0.6 million in interest income received from our settlement with the Combined Benefit Fund, $0.5 million in ROVA interest income, and increased interest income from our restricted cash and bond collateral accounts due to increases in those balances and interest rates.
          Income Tax
          Current income tax expense for the first three months of 2007 decreased by $0.1 million from the first three months of 2006. Income tax expense in both periods relates to obligations for state income taxes in North Carolina, Texas and Minnesota.

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
          In January 2007, the Company entered into an additional derivative contract to be used in its operations in 2007. The contract covers 1.1 million gallons of diesel fuel at a weighted average fixed price of $1.75 per gallon. This contract settles monthly from February to December, 2007.
          The Company accounts for these derivative instruments on a mark-to-market basis through earnings. The Consolidated Financial Statements as of March 31, 2007 reflect unrealized gains on these contracts of $0.3 million, which is recorded in accounts receivable. Unrealized gains during the three months ended March 31, 2007 were $0.7 million, which is recorded as Costs of sales – coal. During the three months ended March 31, 2007, the Company settled a portion of these contracts covering approximately 0.8 million gallons of fuel, which resulted in a loss of less than $0.1 million.
Interest Rate Risk
          The Company and its subsidiaries are subject to interest rate risk on its debt obligations. The Company’s revolving lines of credit have a variable rate of interest indexed to either the prime rate or LIBOR. Based on balances outstanding on the lines of credit as of March 31, 2007, a one percent change in the prime interest rate or LIBOR would increase or decrease interest expense by $76,000 on an annual basis. Westmoreland Mining’s Series D Notes under its term loan agreement have a variable interest rate based on LIBOR. A one percent change in LIBOR would increase or decrease interest expense on the Series D Notes by $146,000 on an annual basis. A portion of ROVA’s project debt under its Credit Agreement also has a variable interest rate based on LIBOR. A one percent change in LIBOR would increase or decrease interest expense on ROVA’s debt by $0.8 million on an annual basis. The Company’s ROVA acquisition debt also has variable interest rates based on LIBOR. A one percent change in LIBOR would increase or decrease interest expense on the acquisition term loan by approximately $0.3 million on an annual basis. The Rosebud Mine has capital leases with variable interest rates. A one percent change in the interest rates for these leases would increase or decrease interest expenses by less than $0.1 million on an annual basis.
          The carrying value and estimated fair value of the Company’s long-term debt with fixed interest rates at March 31, 2007 were $152.1 million and $160.8 million, respectively.
          The Company’s heritage health benefit expenses are also impacted by interest rate changes because its workers compensation, pension, pneumoconiosis, and postretirement medical benefit obligations are recorded on a discounted basis.

ITEM 4
CONTROLS AND PROCEDURES
          As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.
          Our chief executive officer and chief financial officer have concluded, based on this evaluation, that as of March 31, 2007, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
          No change in the Company’s internal control over financial reporting (as defined in Rules as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the changes that were designed to remediate the material weakness regarding the Company’s controls identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
          To remediate the material weakness described above and enhance our internal control over financial reporting, the following improvements to our internal controls have been or will be implemented during 2007:
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

PART II — OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
Litigation
          The Company is party to litigation described in this Form 10-Q in Note 18 to our consolidated financial statements.
          Combined Benefit Fund Litigation
          See Note 18 in the consolidated financial statements.
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
          At a hearing held on January 31, 2006, the judge advised the parties that the United States District Court for New Jersey would be a more appropriate venue. On March 1, 2006, the plaintiffs filed their complaint in the New Jersey District Court. On April 12, 2006, the defendants filed a motion to dismiss for lack of jurisdiction because there is no diversity of citizenship. The motion was granted on March 21, 2007 and the case was dismissed from Federal court. The plaintiffs refiled their complaint in New Jersey State Court, Somerset County, on March 23, 2007.
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
Litigation with Washington Group International, Inc.
See Note 2 in the consolidated financial statements.
McGreevey Litigation
See Note 18 in the consolidated financial statements.

Texas Westmoreland Price Arbitration
          Under the lignite supply agreement between Texas Westmoreland Coal Company and NRGT, the customer of the Texas Westmoreland’s Jewett Mine, the price for lignite delivered to NRGT in 2008 will be determined by negotiation or, failing agreement, by arbitration. While the parties are still in negotiations to restructure the lignite supply agreement, they agreed to seek a price determination through arbitration under the auspices of the International Institute for Conflict Resolution and Prevention. This arbitration process commenced on February 2, 2007 and a hearing was held on March 23, 2007. On March 26, 2007, the 2008 price was determined through arbitration. Based on the price determined by the arbitration, Texas Westmoreland notified NRGT that it was electing, as permitted by the lignite supply agreement, to deliver no lignite to NRGT in 2008. The price determined by arbitration resulted from a calculation based on proxy variables and certain assumptions that do not necessarily reflect actual conditions at NRGT’s Limestone Plant. TWCC now has the option to deliver lignite under a right of first refusal price basis, which we believe dispenses with proxy variables and non actual plant conditions. On April 30, 2007, NRGT advised Texas Westmoreland of the price at which it could purchase coal from the Powder River Basin and this price was below the price determined by the arbitration. TWCC is calculating its own position on right of first refusal pricing that is likely to be higher than that calculated by NRGT. If the parties cannot agree on the right of first refusal price, the matter will be resolved through arbitration. Once the right of first refusal price is determined, TWCC must nominate the volume of lignite that it will deliver at that price in 2008. If TWCC nominates zero tons, its rights under the lignite supply agreement to sell lignite to NRGT through the stated contract expiration date of August 2015 will terminate. We anticipate that negotiations between the parties will continue regardless of these developments because there are advantages to both parties to have a multi-year agreement regarding lignite supply. If TWCC nominates zero tons for 2008 under the right of first refusal and restructuring of the lignite supply agreement cannot be reached, it may be necessary to close the Jewett Mine at the end of 2007.
SEC Investigation
          On March 6, 2007 we were informed that the Denver office of the Securities and Exchange Commission (“SEC”) had begun an informal inquiry in connection with accounting errors requiring restatement of 2005 and prior years’ financial statements, including 2004 and 2005 quarterly financial statements. On March 20, 2007, our Chief Executive Officer, Chief Financial Officer and General Counsel met with two members of the SEC staff in Denver and explained the reasons for the restatement of prior years’ financial statements. We are not aware that any laws have been violated. On April 25, 2007, we were informed by the SEC staff in a telephone conversation that their informal inquiry would be closed.

ITEM 1A
RISK FACTORS
          In addition to the trends and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are subject to the risks set forth below. Risk factors that are unchanged from those contained in our 2006 Annual Report on Form 10-K have not been repeated in this Form 10-Q.
Our revenues, profitability and cash flow could suffer if negotiations between our Jewett Mine and its customer do not produce an economic basis for the continued supply of lignite.
          The Jewett Mine is dedicated to supplying its sole customer which is located adjacent to the mine. The owners of the Limestone Electric Generating Station accounted for 25% of our total revenues for 2006 under a long-term contract that gives us the right to supply all of the plant’s lignite requirements, but not its coal (as distinct from lignite) or other fuel requirements. The Jewett Mine would have difficulty finding an alternate purchaser for its lignite if it elects not to supply lignite at pricing determined under the existing contract or otherwise fails to obtain an acceptable economic basis for the continued supply of lignite to its customer.
          The Jewett Mine’s customer has already built rail unloading and associated facilities that are being used to take coal from the Southern Powder River Basin as permitted under our contract with that customer. As a general matter, plants that take coal by rail can buy their coal from many different suppliers. We will face significant competition, primarily from mines in the Southern Powder River Basin of Wyoming, to renegotiate our long-term contract with the customer.
          We are responsible under federal and state regulations for the ultimate reclamation of the mines we operate. At the Jewett Mine, our customer has assumed by contract the liability to fund reclamation after the termination of mining and has posted bonds to secure their obligations. If our customer defaults on the unfunded portion of their contractual obligations to pay for reclamation, or otherwise challenges the amount of the obligation for which they are liable, we could be required to make these expenditures ourselves and the cost of reclamation could exceed any amount we might recover in litigation, which would also increase our costs and reduce our profitability.
          The cash flow from the Jewett Mine contributes to the debt service of Westmoreland Mining LLC’s term debt. Any reduction in the operations of the Jewett Mine could affect Westmoreland Mining LLC’s ability to repay the term debt and maintain compliance with certain covenants including minimum financial ratio requirements.
The certifications of our interim chief executive officer are based on nine days of employment with the Company.
          Keith E. Alessi joined the Company effective May 2, 2007 as interim chief executive officer and interim president. In evaluating his certifications contained in Exhibit 31 and Exhibit 32 to this Quarterly Report on Form 10-Q, you should bear in mind that the knowledge on which these certifications were based derived from his work, including his discussions with other officers of the Company, in the period May 2, 2007 to May 10, 2007.

Our ability to operate effectively and achieve our strategic goals could be impaired if we lose key personnel.
          Our future success is substantially dependent upon the continued service of our key senior management personnel. We do not have key-person life insurance policies on any employees. The loss of the services of any of our executive officers or other key employees could make it more difficult for us to pursue our business goals.
Severance Benefits Payable to Former CEO
          As reported on Form 8-K filed on May 4, 2007, Christopher K. Seglem was terminated as Chairman, CEO and President of the Company effective May 1, 2007. Mr. Seglem is entitled to payment of severance benefits under an Executive Severance Policy dated December 8, 1993. The total amount of the severance benefits payable to Mr. Seglem has not been determined because the Executive Severance Policy is subject to different interpretations in regard to certain important terms. The Company and Mr. Seglem have been attempting to resolve the ambiguities in the Executive Severance Policy through discussions but no assurances can be given that the ambiguities will be resolved. If Mr. Seglem were to bring litigation against the Company to enforce what he believes are his rights under the Executive Severance Policy, the Company would be required to pay his attorney’s fees under the terms of the policy, unless a court were to determine that under the circumstances, recovery of all or a part of any such fees would be unjust. If Mr. Seglem’s interpretation of the policy were to be upheld by a court, he would be entitled to payment of approximately $3.8 million.
ITEM 3
DEFAULTS UPON SENIOR SECURITIES
          See Note 12 “Stockholders’ Equity” to our consolidated financial statements, which is incorporated by reference herein.
ITEM 5
OTHER INFORMATION
          The Company has accumulated but unpaid quarterly preferred dividends through and including April 1, 2007 in the amount of $14.8 million in the aggregate ($92.65 per preferred share or $23.16 per Depositary Share). The Company is prohibited from paying preferred stock dividends because there are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $160,000 at March 31, 2007).
ITEM 6
EXHIBITS
a)	Exhibits
(31)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY
Date: May 9, 2007	/s/ David J. Blair
David J. Blair
Chief Financial Officer (A Duly Authorized Officer)

/s/ Kevin A. Paprzycki
Date: May 9, 2007	Kevin A. Paprzycki
Controller and Principal Accounting Officer (A Duly Authorized Officer)

Exhibit Index

Exhibit
Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Certifications pursuant to 18 U.S.C. Section 1350.