Form 10-Q/A
period 2001-06-30
WESTMORELAND COAL CO
filed 2007-07-25
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-11155

WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1128670 (I.R.S. Employer Identification No.)
2 North Cascade Avenue, 14th Floor, Colorado Springs, Colorado 80903
(Address of principal executive offices, including zip code)
(719) 442-2600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of July 3, 2007, there were 9,119,705 shares of common stock outstanding.

EXPLANATORY NOTE
Westmoreland Coal Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, as originally filed with the SEC on August 21, 2001, for the sole purpose of revising portions of exhibits for which the registrant is no longer requesting confidential treatment. This Amendment No. 1 on Form 10-Q/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-Q. Part II is also being amended to add new certifications in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Part II — Other Information
Item 6. Exhibits
SIGNATURES
Exhibit Index
Amended and Restated Coal Supply Agreement
Coal Transportation Agreement
Amendment to the Coal Transportation Agreement
Lignite Supply Agreement
Settlement Agreement
Certification of Keith E. Alessi Pursuant to Rule 13a-14(a)
Certification of David J. Blair Pursuant to Rule 13a-14(a)

Part II – Other Information
Item 6. Exhibits
(a) List of Exhibits
10.1+	Amended and Restated Coal Supply Agreement dated August 24, 1998, by and among The Montana Power Company, Puget Sound Energy, Inc., The Washington Water Power Company, Portland General Electric Company, PacifiCorp and Western Energy Company.

10.2	Coal Transportation Agreement dated July 10, 1981, by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company, Basin Electric Power Cooperative, and Western Energy Company.

10.3*	Amendment No. 1 to the Coal Transportation Agreement dated September 14, 1987, by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company and Western Energy Company.

10.4+	Amendment No. 2 to the Coal Transportation Agreement dated August 24, 1998, by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company, Basin Electric Power Cooperative, and Western Energy Company.

10.5	Lignite Supply Agreement dated August 29, 1979, between Northwestern Resources Co. and Utility Fuels Inc.

10.6	Settlement Agreement and Amendment of Existing Contracts dated August 2, 1999, between Northwestern Resources Co. and Reliant Energy, Incorporated.

10.7*	First Amendment to Credit Agreement dated as of August 15, 2001 among Westmoreland Mining LLC, the Loan Parties under the Credit Agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent.

10.8*	First Amendment to Note Purchase Agreement dated as of August 15, 2001 among Westmoreland Mining LLC, the other Obligors under the Agreement, the Purchasers under the Agreement, and PNC Capital Markets, Inc., as lead arranger.

31.1	Certification of Keith E. Alessi, interim President and interim Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of David J. Blair, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*	Previously filed.

+	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Westmoreland Coal Company
Date: July 25, 2007	By:	/s/ David J. Blair
David J. Blair
Chief Financial Officer (A duly authorized officer on behalf of the registrant)

Exhibit Index

Exhibit
Number	Description
10.1+	Amended and Restated Coal Supply Agreement dated August 24, 1998, by and among The Montana Power Company, Puget Sound Energy, Inc., The Washington Water Power Company, Portland General Electric Company, PacifiCorp and Western Energy Company.

10.2	Coal Transportation Agreement dated July 10, 1981, by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company, Basin Electric Power Cooperative, and Western Energy Company.

10.3*	Amendment No. 1 to the Coal Transportation Agreement dated September 14, 1987, by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company and Western Energy Company.

10.4+	Amendment No. 2 to the Coal Transportation Agreement dated August 24, 1998, by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company, Basin Electric Power Cooperative, and Western Energy Company.

10.5	Lignite Supply Agreement dated August 29, 1979, between Northwestern Resources Co. and Utility Fuels Inc.

10.6	Settlement Agreement and Amendment of Existing Contracts dated August 2, 1999, between Northwestern Resources Co. and Reliant Energy, Incorporated.

10.7*	First Amendment to Credit Agreement dated as of August 15, 2001 among Westmoreland Mining LLC, the Loan Parties under the Credit Agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent.

10.8*	First Amendment to Note Purchase Agreement dated as of August 15, 2001 among Westmoreland Mining LLC, the other Obligors under the Agreement, the Purchasers under the Agreement, and PNC Capital Markets, Inc., as lead arranger.

31.1	Certification of Keith E. Alessi, interim President and interim Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of David J. Blair, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*	Previously filed.

+	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.