Form 10-Q
period 2007-06-30
WESTMORELAND COAL CO
filed 2007-08-09
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2007: Common stock, $2.50 par value: 9,128,760 shares

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$39,840	$26,738
Receivables:
Trade	56,168	56,923
Other	6,044	6,017

	62,212	62,940

Inventories	27,024	24,484
Restricted cash	—	3,300
Excess of trust assets over pneumoconiosis benefit obligation	—	5,566
Other current assets	6,786	4,992

Total current assets	135,862	128,020

Property, plant and equipment:
Land and mineral rights	80,076	79,442
Capitalized asset retirement cost	141,588	143,655
Plant and equipment	375,450	350,414

	597,114	573,511
Less accumulated depreciation, depletion and amortization	159,426	142,059

Net property, plant and equipment	437,688	431,452
Excess of trust assets over pneumoconiosis benefit obligation, less current portion	2,383	2,266
Advanced coal royalties	3,777	3,982
Reclamation deposits	64,733	62,486
Restricted cash and bond collateral	71,953	66,353
Contractual third party reclamation receivables	30,978	41,938
Intangible assets, net	12,260	13,263
Other assets	4,409	11,622

Total Assets	$764,043	$761,382

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$54,781	$76,803
Revolving lines of credit	16,000	—
Accounts payable and accrued expenses:
Trade	45,511	54,603
Deferred revenue	1,344	886
Income taxes	4,278	4,769
Interest	2,550	2,907
Production taxes	27,755	23,589
Workers’ compensation	922	949
Pension and SERP obligations	76	76
Postretirement medical benefits	17,350	16,968
Asset retirement obligations	14,199	13,832
Other current liabilities	2,278	—

Total current liabilities	187,044	195,382

Long-term debt, less current installments	217,028	216,204
Revolving lines of credit, less current portion	—	13,000
Workers’ compensation, less current portion	8,388	8,589
Postretirement medical costs, less current portion	219,505	223,414
Pension and SERP obligations, less current portion	25,261	22,815
Deferred revenue, less current portion	39,415	15,328
Asset retirement obligations, less current portion	166,209	170,230
Other liabilities	16,568	17,103
Minority interest	5,863	5,502

Commitments and contingent liabilities	—	—

Shareholders’ deficit:
Preferred stock of $1.00 par value Authorized 5,000,000 shares; Issued and outstanding 160,130 shares at June 30, 2007 and December 31, 2006	160	160
Common stock of $2.50 par value Authorized 20,000,000 shares; Issued and outstanding 9,119,705 shares at June 30, 2007 and 9,014,078 shares at December 31, 2006	22,799	22,535
Other paid-in capital	82,021	79,246
Accumulated other comprehensive loss	(100,011)	(104,797)
Accumulated deficit	(126,207)	(123,329)

Total shareholders’ deficit	(121,238)	(126,185)

Total Liabilities and Shareholders’ Deficit	$764,043	$761,382

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Revenues:
Coal	$101,758	$91,618	$204,838	$186,252
Energy	24,581	—	49,189	—
Independent power projects — equity in earnings	47	3,003	183	7,461

	126,386	94,621	254,210	193,713

Cost and expenses:
Cost of sales — coal	86,294	72,351	169,344	146,216
Cost of sales — energy	16,520	—	30,828	—
Depreciation, depletion and amortization	9,622	5,913	18,507	11,833
Selling and administrative	13,444	9,854	26,424	19,280
Restructuring charges	2,278	—	2,278	—
Heritage health benefit expenses	6,244	7,076	6,709	14,100
Loss (gain) on sales of assets	29	70	(5,837)	(4,946)

	134,431	95,264	248,253	186,483

Operating income (loss)	(8,045)	(643)	5,957	7,230

Other income (expense):
Interest expense	(6,273)	(2,810)	(12,818)	(5,464)
Interest income	2,090	1,080	4,493	2,213
Minority interest	183	(726)	(405)	(1,209)
Other income	23	452	147	649

	(3,977)	(2,004)	(8,583)	(3,811)

Income (loss) before income taxes	(12,022)	(2,647)	(2,626)	3,419
Income tax expense	70	243	252	520

Net income (loss)	(12,092)	(2,890)	(2,878)	2,899
Less preferred stock dividend requirements	340	388	680	824
Less premium on exchange of preferred stock for common stock	—	549	—	549

Net income (loss) applicable to common shareholders	$(12,432)	$(3,827)	$(3,558)	$1,526

Net income (loss) per share applicable to common shareholders:
Basic	$(1.37)	$(0.44)	$(0.39)	$0.18
Diluted	$(1.37)	$(0.44)	$(0.39)	$0.17

Weighted average number of common shares outstanding :
Basic	9,092	8,629	9,066	8,530
Diluted	9,341	9,145	9,310	9,041
See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Deficit
and Comprehensive Income (Loss)
Six months ended June 30, 2007
(Unaudited)

	Class A
	Convertible			Accumulated
	Exchangeable		Other	Other		Total
	Preferred	Common	Paid-In	Comprehensive	Accumulated	Shareholders’
	Stock	Stock	Capital	Loss	Deficit	Equity (Deficit)
	(In thousands)
Balance at December 31, 2005 (205,083 preferred shares and 8,413,312 common shares outstanding)	$205	$21,033	$75,344	$(11,409)	$(95,365)	$(10,192)
Common stock issued as compensation (89,939 shares)	—	225	2,339	—	—	2,564
Common stock options exercised (174,732 shares)	—	437	561	—	—	998
Dividends declared	—	—	—	—	(387)	(387)
Exchange of preferred shares for common stock (336,095 shares)	(45)	840	(4)	—	(791)	—
Cumulative effect of change in accounting for deferred overburden removal costs	—	—	—	—	(16,805)	(16,805)
Adjustment for funded status of pension and postretirement medical benefit plans upon adoption of SFAS 158	—	—	—	(95,194)	—	(95,194)
Cumulative effect of adjustment upon adoption of SAB 108	—	—	—	—	(2,388)	(2,388)
Adjustment for stock appreciation rights previously classified as a liability upon adoption of SFAS 123(R)	—	—	1,006	—	—	1,006
Net loss	—	—	—	—	(7,593)	(7,593)
Minimum pension liability	—	—	—	1,744	—	1,744
Settlement of interest rate swap agreement	—	—	—	62	—	62

Comprehensive loss						(5,787)

Balance at December 31, 2006 (160,130 preferred shares and 9,014,078 common shares outstanding)	$160	$22,535	$79,246	$(104,797)	$(123,329)	$(126,185)

Common stock issued as compensation (64,211 shares)	—	160	1,334	—	—	1,494
Common stock options exercised (41,416 shares)	—	104	319	—	—	423
Warrant issued	—	—	1,122	—	—	1,122
Net loss	—	—	—	—	(2,878)	(2,878)
Adjustments to accumulated actuarial losses of pension and postretirement medical benefit plans	—	—	—	727	—	727
Amortization of accumulated actuarial loss and transition obligations	—	—	—	4,059	—	4,059

Comprehensive income						1,908

Balance at June 30, 2007 (160,130 preferred shares and 9,119,705 common shares outstanding)	$160	$22,799	$82,021	$(100,011)	$(126,207)	$(121,238)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,878)	$2,899
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred power sales revenue	14,357	—
Equity in earnings of independent power projects	183	(7,461)
Cash distributions from independent power projects	(183)	1,086
Depreciation, depletion and amortization	18,507	11,833
Amortization of intangible assets and liabilities, net	493	—
Stock compensation expense	1,494	1,164
Gain on sales of assets	(5,837)	(4,946)
Minority interest	405	1,209
Amortization of deferred financing costs	1,212	471
Changes in operating assets and liabilities:
Receivables, net	728	(871)
Inventories	(297)	(2,415)
Excess of trust assets over pneumoconiosis benefit obligation	5,449	(170)
Accounts payable and accrued expenses	4,095	993
Income tax payable	491	544
Accrual for workers’ compensation	(228)	(242)
Accrual for postretirement medical costs	2,869	3,585
Pension and SERP obligations	836	2,103
Other assets and liabilities	2,844	(3,519)

Net cash provided by operating activities	44,540	6,263

Cash flows from investing activities:
Additions to property, plant and equipment	(8,854)	(7,484)
Change in restricted cash and bond collateral and reclamation deposits	(4,547)	(9,685)
ROVA acquisition, net of cash resulting from the ROVA consolidation of $21.9 million	—	(7,714)
Net proceeds from sales of assets	13,200	5,064
Acquisition of Absaloka Mining operations, net	(3,405)	—

Net cash used in investing activities	(3,606)	(19,819)

Cash flows from financing activities:
Repayment of long-term debt	(30,519)	(6,147)
Net borrowings on revolving lines of credit	3,000	41,615
Deferred offering costs	(696)	—
Exercise of stock options	423	922
Dividend paid to minority interest	(40)	(480)
Dividends paid on preferred shares	—	(387)

Net cash provided by (used in) financing activities	(27,832)	35,523

Net increase in cash and cash equivalents	13,102	21,967
Cash and cash equivalents, beginning of year	26,738	11,216

Cash and cash equivalents, end of period	$39,840	$33,183

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,131	$4,878
Income taxes	783	46
During the first six months of 2007 and 2006, the Company entered into capital leases for equipment totaling approximately $10.4 million and $0.9 million, respectively.
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
     The major factors impacting the Company’s liquidity are: payments due on the term loan it entered into to acquire various operations and assets from Montana Power and Knife River in May 2001 (see Note 8); payments due on the acquisition debt associated with its purchase of the 50% interest in a partnership which owns the 230 MW Roanoke Valley power plant (“ROVA”) (see Note 8); additional capital expenditures the Company plans to make since it has taken over responsibility to operate the Absaloka Mine; cash collateral requirements for additional reclamation bonds in new mining areas; and payments for its heritage health benefit costs. Unforeseen changes in the Company’s ongoing business requirements could also impact its liquidity. The principal sources of cash flow to Westmoreland Coal Company are dividends from Westmoreland Resources, Inc. (“WRI”), distributions from ROVA and from Westmoreland Mining LLC subject to the provisions in their respective debt agreements and dividends from the Company’s subsidiaries that operate power plants.
     On May 2, 2007, the Company entered into a Standby Purchase Agreement with an investor that would backstop a rights offering of common stock by the Company to its shareholders and purchase additional shares of common stock. Effective as of July 3, 2007, the Standby Purchase Agreement was amended to add an additional standby purchaser. The Company expects to seek gross proceeds of $85 million, plus an amount required to retire any remaining outstanding preferred shares, before expenses. The closing of such transactions is subject to several conditions including shareholder approval (which the Company plans to seek at a meeting of stockholders later in 2007), there being no material adverse effect on the Company’s financial condition and there not being trading suspensions in its common stock or other adverse developments in the financial markets.
     We intend to use the net proceeds from the rights offering to provide additional liquidity for working capital, to support our growth and development strategy, to redeem our Series A Preferred Stock, and for general corporate purposes. Following the rights offering, the Company intends to use a portion of the proceeds from the rights offering to retire its outstanding Series A Convertible Exchangeable Preferred Stock, each share of which is represented by four depositary shares. The Company is evaluating options to achieve this objective, including using a portion of the proceeds from the rights offering to redeem the depository shares that are outstanding at the conclusion of the rights offering.
2. ABSALOKA MINING CONTRACT
     On March 6, 2007, the Company’s 80% owned subsidiary WRI reached an agreement to settle all contract disputes with Washington Group International, Inc. (“WGI”), including the lawsuit WRI had filed seeking termination of the Absaloka mining contract. As a result, WRI assumed operation of the Absaloka Mine on March 30, 2007. The agreement also includes settlement of other on-going demands by WRI and disputes between its affiliate Westmoreland Coal Sales Company and WGI.
     WRI purchased from WGI mining and office equipment for $7.9 million and tools, spare parts and supplies, and coal inventory for $2.3 million. As part of the transaction, WGI released the $7.0 million reclamation escrow account to WRI, and WRI released WGI from its financial obligation to complete final reclamation of the mine.
     WRI also hired 131 employees previously employed by WGI and assumed their accrued benefits.
     The assets purchased, liabilities assumed, termination fee paid to WGI, as well as the adjustments for the release of WGI from its reclamation obligation included in the Company’s financial statements were as follows (in thousands):

Assets:
Inventory	$2,301
Property, plant, and equipment	7,924
Asset retirement cost	4,473
Third party reclamation receivable	(11,107)

Total assets	3,591

Liabilities:
Accounts payable and accrued expenses	186

3,405

Income Statement:
Termination fee included in Cost of sales — coal	813

Total cash payment	$4,218

3. RESTRUCTURING
     In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on our analysis of our internal operations, our future customer commitments, our current and potential markets, and our financial projections for profitability. During the second quarter of 2007, we recorded a restructuring charge of $2.3 million which included $2.2 million of termination benefits and outplacement costs and $0.1 million of lease costs related to the consolidation of corporate office space. We expect these charges to be paid out over the next year. We also expect additional restructuring charges during the remainder of 2007 as the Company continues the execution of its restructuring plan. The restructuring liability is reflected in “Other current liabilities” in the Consolidated Balance Sheets.

The table below represents the restructuring provision activity during our fiscal year (in thousands):

	Beginning	Restructuring	Restructuring	Ending
Fiscal Year	Balance	Charges	Payments	Balance

2007	$—	$2,278	$—	$2,278
4. CHANGES IN ACCOUNTING PRINCIPLES
     Recognition of Revenue Under Power Sales Agreements
     In connection with the acquisition of the remaining 50% interest in ROVA, the Company has applied the provisions of EITF 01-08, “Determining Whether an Arrangement Contains a Lease” to two power sales agreements. A portion of the capacity payments under ROVA’s two power sales agreements are considered to be operating leases under EITF 01-08. Under both agreements, ROVA invoices and collects the capacity payments based on kilowatt hours produced if the units are dispatched or for the kilowatt hours of available capacity if the units are not fully dispatched. Under the power sales agreement for ROVA II, ROVA also collects capacity payments during periods of scheduled outages based on the kilowatt hours of dependable capacity of the unit. The capacity payments that ROVA invoices and collects are higher in the first 15 years of the power sales agreements (through 2009 for ROVA I and 2010 for ROVA II), but decrease for the remaining 10 years of the agreements due to a reduction in the rate paid per MW hour of capacity. Since the power sales agreements were entered into prior to the effective date of EITF 01-08, the Company had been grandfathered relative to the accounting method it had been utilizing. As a result of the acquisition, the Company was required to apply the accounting proscribed under EITF 01-08. Effective July 1, 2006, the Company began recognizing amounts invoiced under the power sales agreements as revenue on a pro rata basis, based on the weighted average per kilowatt hour capacity payments estimated to be received over the remaining term of the power sales agreements. Under this method of recognizing revenue, $7.0 million and $14.4 million of amounts invoiced during the three and six months ending June 30, 2007 have been deferred from recognition until 2010 and beyond.
     Adoption of SFAS No. 158
     In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as assets or liabilities with a corresponding adjustment to accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic benefit cost. The Company adopted SFAS 158 effective December 31, 2006. Upon adoption of SFAS 158, the Company’s assets decreased by approximately $4.5 million, and liabilities for pension and other postretirement benefit plans increased by approximately $90.7 million, resulting in an increase in shareholders’ deficit of approximately $95.2 million. The adoption of SFAS 158 will not affect the Company’s future pension and postretirement medical benefit expenses, as determined under the provisions of SFAS 106 and SFAS 87.
     Share-Based Payments
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).SFAS 123(R) requires all share-based payments to employees and directors, including grants of stock options, be recognized in the financial statements based on their fair values.

     The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method. Accordingly, compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006 is being recognized ratably over the vesting period based on the fair value of the awards at the date of grant.
     Compensation expense for the unvested portion of stock option awards that were outstanding as of January 1, 2006 is being recognized ratably over the remaining vesting period, based on the fair value of the awards at date of grant as calculated for the pro forma disclosure under SFAS No. 123. See Note 14 “Incentive Stock Options and Stock Appreciation Rights, and Warrants”.
     There was no cumulative effect adjustment recorded in the Company’s Statement of Operations for the change in accounting related to the adoption of SFAS 123(R). The adoption of SFAS 123(R) had the effect of increasing net loss for the three months ended June 30, 2007 and 2006 by less than $0.1 million and $0.4 million, respectively, and increasing net loss for the six months ended June 30, 2007 by approximately $0.3 million and decreasing net income for the six months ended June 30, 2006 by approximately $0.4 million.
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
5. RECENT ACCOUNTING PRONOUNCEMENTS
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
     In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for us beginning January 1, 2008. At this time, we do not expect the adoption of this standard to have any impact on our financial position or results of operations.

6. SIGNIFICANT EVENTS
     Sale of Coal Royalty Interest
     On February 27, 2007, the Company sold its royalty interest in a property at Peabody Energy Corporation’s Caballo Mine in Wyoming to Natural Resource Partners L.P. for $12.7 million. The sale of the royalty interest resulted in a gain of approximately $5.6 million during the first quarter of 2007.
     Reserve Dedication Fee
     In the first quarter of 2007, the Company recorded $10.0 million of deferred revenue for a receivable relating to a reserve dedication fee payable by a customer upon entering into an extension of a coal supply agreement. The receivable was collected in the second quarter of 2007.
     Combined Benefit Fund
     During the first quarter of 2007, the Company reached a settlement with the UMWA Combined Benefit Fund (“CBF”) for the reimbursement of $5.8 million, plus interest, in past overpayments to the CBF for retiree medical benefits. The Company received $2.9 million of the reimbursement and $0.6 million in interest during the first quarter, and received the remaining $2.9 million reimbursement plus interest of less than $0.1 million during the second quarter of 2007. The Company recorded the settlement as a $5.8 million reduction in heritage health benefit expenses and $0.6 million in interest income.
7. RESTRICTED CASH AND BOND COLLATERAL
     The Company’s restricted cash and bond collateral consist of the following:

	Restricted Cash and Bond Collateral
	June 30,	December 31,
	2007	2006
	(In thousands)
Corporate:
Worker’s compensation bonds	$5,592	$5,512
Postretirement health benefit bonds	1,183	4,436

Coal Segment:
Westmoreland Mining — debt reserve account	9,900	10,312
Westmoreland Mining — prepayment account	18,565	15,123
Reclamation bond collateral:
Absaloka Mine	5,305	3,702
Jewett Mine	1,089	1,057
Rosebud Mine	106	89
Beulah Mine	71	71

ROVA:
Debt protection account	28,619	28,141
Ash reserve account	612	627
Repairs and maintenance account	911	583

Total restricted cash and bond collateral	71,953	69,653

Less current portion	—	(3,300)

Total restricted cash and bond collateral, less current portion	$71,953	$66,353

     For all of its restricted cash and bond collateral accounts, the Company can select from several investment options for the funds and receives the investment returns on these investments.

     Corporate
     The Company is required to obtain surety bonds in connection with its self-insured workers’ compensation plan and certain health care plans. The Company’s surety bond underwriters require collateral to issue these bonds. As of June 30, 2007 and December 31, 2006, the amount held in collateral accounts was $5.6 million and $5.5 million, respectively, for the workers’ compensation plan and $1.2 million and $4.4 million, respectively, for health care plans. During the six months ended June 30, 2007, approximately $3.3 million was released from the health care bond collateral accounts as a result of reduced bonding requirements under an amendment to the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”).
     Coal Segment
     Pursuant to the Westmoreland Mining LLC (“WML”) term loan agreement, WML is required to maintain a debt service reserve account and a long-term prepayment account. As of June 30, 2007 and December 31, 2006, there was a total of $9.9 million and $10.3 million, respectively in the debt service reserve account. There was $18.6 million and $15.1 million in the prepayment account at June 30, 2007 and December 31, 2006, respectively. The prepayment account is to be used to fund a $30.0 million payment due December 31, 2008 for the Series B Notes.
     As of June 30, 2007, the Company had reclamation bond collateral in place for its Absaloka, Rosebud, Jewett and Beulah Mines. These government-required bonds secure an operator’s obligation to comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.
     ROVA
     Pursuant to the terms of its Credit Agreement, ROVA must maintain a debt protection account (“DPA”). At June 30, 2007 and December 31, 2006, the DPA was funded with $28.6 million and $28.1 million, respectively. Additional funding of the DPA of $1.1 million per year is required through 2008. The required funding level is reduced by $6.7 million in 2009 and by $3.0 million in 2010.
     The Credit Agreement also requires ROVA to fund a repairs and maintenance account and an ash reserve account totaling $3.2 million from January 31, 2004 through January 31, 2010, after which date the funding requirement reduces to $2.8 million. The funds for the repairs and maintenance account are required to be deposited every six months based on a formula contained in the agreement. The ash reserve account was fully funded at June 30, 2007. As of June 30, 2007 and December 31, 2006, these accounts had combined balances of $1.5 million and $1.2 million, respectively.

8. LINES OF CREDIT AND LONG-TERM DEBT
     The amounts outstanding at June 30, 2007 and December 31, 2006 under the Company’s lines of credit and long-term debt consist of the following:

	Current Portion of Debt		Total Debt Outstanding
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
	(In thousands)
Corporate debt:
Revolving line of credit	$4,500	$—	$4,500	$8,500

Westmoreland Mining debt:
Revolving line of credit	11,500	—	11,500	4,500

Westmoreland Mining term debt:
Series B Notes	13,300	12,000	50,600	56,600
Series C Notes	—	—	20,375	20,375
Series D Notes	—	—	14,625	14,625
Other term debt and capital lease obligations	2,163	1,311	7,198	3,474

Westmoreland Resources, Inc. capital lease obligation	534	—	5,747	—

ROVA debt:
ROVA acquisition bridge loan	8,600	30,000	24,578	30,000
ROVA acquisition term loan	—	5,000	—	5,000
ROVA term debt	30,184	28,492	148,686	162,933

Total debt outstanding	$70,781	$76,803	$287,809	$306,007

     The ROVA current and total term debt includes debt premiums of $0.8 million and $4.5 million, respectively. The ROVA acquisition bridge loan includes a debt discount of $1.1 million.
     The maturities of all long-term debt and the revolving credit facilities outstanding at June 30, 2007 are (in thousands):

2007	$25,643
2008	104,041
2009	53,691
2010	33,053
2011	21,899
Thereafter	46,074

$284,401

     Corporate Revolving Line of Credit
     The Company has a $14.0 million revolving credit facility with First Interstate Bank which expires on June 30, 2008. Interest is payable monthly at the bank’s prime rate (8.25% per annum at June 30, 2007). The Company is required to maintain financial ratios relating to its liquidity, indebtedness, and net worth. As of June 30, 2007, the Company was in compliance with such covenants. The revolving credit facility is collateralized by the Company’s stock in WRI, which owns the Absaloka Mine, and the dragline located at WRI’s Absaloka Mine. In June 2006, the term of this facility was extended to June 30, 2008.
     Westmoreland Mining LLC
     WML has a $20.0 million revolving credit facility (the “Facility”) with PNC Bank, National Association (“PNC”) which expires on April 27, 2008. The interest rate is either PNC’s Base Rate plus 1%, or a Euro-Rate plus 3%, at WML’s option (9.25% per annum at June 30, 2007). In addition, a commitment fee of 1/2 of 1% of the average unused portion of the available credit is payable quarterly. The amount available under the

Facility is based upon, and any outstanding amounts are secured by, eligible accounts receivable.
     WML has a term loan agreement under which $50.6 million in Series B Notes, $20.4 million in Series C Notes and $14.6 million in Series D Notes are outstanding as of June 30, 2007. The Series B Notes require quarterly principal and interest payments to December 2008. The Series C and D Notes require quarterly interest payments with principal payments beginning March 31, 2009 and final payments on December 31, 2011. The Series B Notes bear interest at a fixed interest rate of 9.39% per annum; the Series C Notes bear interest at a fixed rate of 6.85% per annum; and the Series D Notes bear interest at a variable rate based upon LIBOR plus 2.90% (8.25% per annum at June 30, 2007). All of the notes are secured by the assets of WML and the term loan agreement requires the Company to comply with certain covenants and minimum financial ratio requirements related to liquidity, indebtedness, and capital investments. As of June 30, 2007, WML was in compliance with such covenants.
     The Company engages in leasing transactions for equipment utilized in operations. Certain leases at the Rosebud, Jewett and Beulah Mines qualify as capital leases and were recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the leases. The present value of these lease payments at June 30, 2007 and December 31, 2006 was $6.9 million and $3.2 million, respectively, at a weighted average interest rate of 6.17% and 6.12%, respectively. The Jewett Mine also has a note payable outstanding from the purchase of a parcel of land at June 30, 2007 in the amount of $0.3 million with interest payable at 6.0% annually.
     Westmoreland Resources, Inc. Capital Lease Obligation
     The Company entered into a lease transaction for equipment utilized in operations at the Absaloka Mine. The present value of these lease payments at June 30, 2007 was $5.7 million, at an effective interest rate of 6.85%.
     ROVA
     The Company funded the ROVA acquisition and debt protection account deposit in part with a $30.0 million bridge loan facility from SOF Investments, L.P. (“SOF”) and a $5.0 million term loan with First Interstate Bank. The Company also paid SOF a 1% closing fee. On May 7, 2007, the term loan was paid off prior to maturity. At June 30, 2007, the SOF bridge loan had an outstanding balance of $24.6 million and bears interest at the London Interbank Offering Rate (“LIBOR”) plus 4% (9.40% per annum at June 30, 2007). The loan is secured by a pledge of the semi-annual cash distributions from ROVA which commenced in January 2007 as well as pledges of the distributions, if any, from the Company’s subsidiaries that directly or indirectly acquired the operating agreements for the third party power plants.
     In June 2007, the Company exercised its option to extend the term on the SOF bridge loan to four years. In conjunction with the extension of the SOF bridge loan, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock to SOF at a premium of 15% to the then current stock price, or $31.45 per share. The warrant is exercisable through June 2010. The fair value of the warrant has been recorded as a discount to the principal amount of the bridge loan and is being accreted to interest expense over the remaining four year term of the debt.
     ROVA has Credit Agreements under which $39.0 million in Bank Borrowings, $68.4 million in borrowings from an institutional lender and $36.8 million in Bond Borrowings are outstanding as of June 30, 2007.
     The principal payments for the Bank Borrowings are semiannual and mature in July 2008. The interest rates are set at various margins in excess of the Banks’ base rate. The weighted average interest rate on the Bank Borrowings at June 30, 2007 was 6.84% per annum.

     The borrowings from an institutional lender include Tranche A which has a fixed interest rate of 10.42% and semiannual payments scheduled to be completed in July 2014 and Tranche B which has a fixed interest rate of 8.33% and semiannual payments scheduled to be completed in July 2015.
     The Bond Borrowings (one from 1991 and one from 1993) are secured by irrevocable letters of credit in the amounts of $30.1 million and $7.4 million, respectively. The weighted average interest rate for the bonds at June 30, 2007 was 3.95%. The first of the four semiannual installments due on the 1991 Bond Borrowings is in January 2008. The first of the three semiannual installments for the 1993 Bond Borrowings is due in July 2009.
     The debt agreements contain various restrictive covenants related to maintenance, insurance, liquidity, cash distributions, and commitments. At June 30, 2007, ROVA was in compliance with the various covenants.
     Irrevocable letters of credit in the amounts of $4.5 million for ROVA I and $1.5 million for ROVA II were issued to ROVA’s customer by the banks on behalf of ROVA to ensure performance under their respective power sales agreements.
9. DERIVATIVE INSTRUMENTS
     As of June 30, 2007, the Company was party to two derivative contracts to manage a portion of its exposure to the price volatility of diesel fuel used in its operations. In a typical commodity swap agreement, the Company receives the difference between a fixed price per gallon of diesel fuel and a price based on an agreed upon published, third-party index if the index price is greater than the fixed price. If the index price is lower, the Company pays the difference. By entering into swap agreements, the Company effectively fixes the price it will pay in the future for the quantity of diesel fuel subject to the swap agreement.
     In October 2006, the Company entered into a derivative contract to manage a portion of its exposure to the price volatility of diesel fuel to be used in its operations in 2007. The swap contract covered 2.4 million gallons of diesel fuel at a weighted average fixed price of $2.02 per gallon to be settled monthly during 2007. At June 30, 2007, 1.2 million gallons of fuel remained outstanding under this swap contract.
     In January 2007, the Company entered into an additional derivative contract to be used in its operations in 2007. The swap contract covered 1.1 million gallons of diesel fuel at a weighted average fixed price of $1.75 per gallon to be settled monthly during 2007. At June 30, 2007, 0.6 million gallons of fuel remained outstanding under this swap contract.
     The Company accounts for these derivative instruments on a mark-to-market basis through earnings. The Consolidated Financial Statements as of June 30, 2007 reflect cumulative unrealized gains on these contracts of $0.3 million. Unrealized gains recorded during the six months ended June 30, 2007 were $0.6 million. These unrealized gains are recorded as a reduction to Cost of sales – coal and as an increase to accounts receivable. During the six months ended June 30, 2007, the Company settled a portion of these contracts covering approximately 1.7 million gallons of fuel which resulted in a gain of less than $0.1 million.

     Information regarding derivative instruments for the six months ended June 30, 2007 is as follows (in thousands):

Six months
ended June 30,
2007
Unrealized loss on derivatives at beginning of the year	$(336)
Change in fair value	584
Realized gain on settlements	79

Unrealized gains on derivatives at June 30, 2007	$327

10. HERITAGE HEALTH BENEFIT EXPENSES
     The caption “Heritage health benefit expenses” used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to our former Eastern mining operation employees as well as other administrative costs associated with providing those benefits.
     The components of these expenses are (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Health care benefits	$5,056	$6,013	$10,370	$11,961
Combined benefit fund (credit)	919	995	(3,954)	1,990
Workers’ compensation	192	73	379	370
Black lung benefits (credit)	77	(5)	(86)	(221)

Total	$6,244	$7,076	$6,709	$14,100

     During the first quarter of 2007, the Company reached a settlement with the UMWA Combined Benefit Fund (“CBF”) for the reimbursement of $5.8 million, plus interest, in past overpayments to the CBF for retiree medical benefits. The Company received $2.9 million of the reimbursement and $0.6 million in interest during the first quarter, and received the remaining $2.9 million reimbursement plus interest of less than $0.1 million during the second quarter of 2007. The Company recorded the settlement as a $5.8 million reduction in heritage health benefit expenses and $0.6 million in interest income.
11. PENSION AND POSTRETIREMENT MEDICAL BENEFITS
     The Company provides pension and postretirement medical benefits, the majority of which are mandated by the Coal Act, to retired employees, qualified full-time employees and their dependents.

     The Company incurred costs of providing these benefits during the three and six months ended June 30, 2007 and 2006 as follows (in thousands):

			Postretirement
	Pension Benefits		Medical Benefits
	Three months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$792	$800	$200	$158
Interest cost	1,139	1,053	3,293	3,700
Expected return on plan assets	(1,025)	(931)	—	—
Amortization of deferred items	260	351	1,817	2,417

Total net periodic benefit cost	$1,166	$1,273	$5,310	$6,275

			Postretirement
	Pension Benefits		Medical Benefits
	Six months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$1,536	$1,600	$402	$316
Interest cost	2,212	2,106	6,668	7,400
Expected return on plan assets	(2,052)	(1,862)	—	—
Amortization of deferred items	449	705	3,610	4,890

Total net periodic benefit cost	$2,145	$2,549	$10,680	$12,606

     The Company expects to pay approximately $17.0 million for postretirement medical benefits during 2007, net of Medicare Part D reimbursements. A total of $3.8 million and $7.8 million was paid during the three and six months ended June 30, 2007, respectively.
     The Company expects to contribute approximately $4.0 million to its pension plans during 2007. A total of $0.7 million and $1.3 million was paid in the three and six months ended June 30, 2007, respectively.
12. ASSET RETIREMENT OBLIGATIONS, RECLAMATION DEPOSITS AND CONTRACTUAL THIRD PARTY RECLAMATION RECEIVABLES
     Asset Retirement Obligations
     Changes in the Company’s asset retirement obligations for the six months ended June 30, 2007 and 2006 are summarized below (in thousands):

Six months ended June 30,	2007	2006

Asset retirement obligations — beginning of year	$184,062	$158,407
Accretion	6,437	5,064
ROVA asset retirement obligation acquired	—	414
Settlements (final reclamation performed)	(3,483)	(6,702)
Changes due to amount and timing of reclamation	(6,608)	—

Asset retirement obligations — end of period	$180,408	$157,183

     The asset retirement obligation, contractual third party reclamation receivable, and reclamation deposits at June 30, 2007 for each of the Company’s mines and ROVA are summarized below (in thousands):

		Contractual
	Asset	Third Party
	Retirement	Reclamation	Reclamation
	Obligation	Receivable	Deposits

Rosebud	$95,363	$3,442	$64,733
Jewett	64,201	27,536	—
Beulah	6,053	—	—
Savage	1,751	—	—
Absaloka	12,597	—	—
ROVA	443	—	—

Total	$180,408	$30,978	$64,733

     As of June 30, 2007 the Company or its subsidiaries have reclamation bonds in place for its active mines in Montana, North Dakota and Texas and for inactive mining sites in Virginia and Colorado which are now awaiting final bond release. These government-required bonds secure an operator’s obligation to comply with the applicable federal and state regulations relating to the performance and completion of final reclamation activities. The Company estimates that the cost of final reclamation for its mines when they are closed in the future will total approximately $485.8 million, with a present value of $180.4 million. As permittee, the Company or its subsidiaries are responsible for the total amount. The financial responsibility for a portion of final reclamation of the mines when they are closed has been transferred by contract to certain customers, while other customers have provided guarantees or funded escrow accounts to cover final reclamation costs. Costs of reclamation of mining pits prior to mine closure are recovered in the price of coal shipped.
     On March 6, 2007, the Company, WRI and WGI signed a comprehensive settlement agreement pursuant to which the mining contract between WRI and WGI for the Absaloka Mine was terminated on March 30, 2007 and all claims among the parties were settled, including the dispute relating to the coal sales agency agreement and the litigation relating to WGI’s performance under the mining contract. As part of this settlement, WGI released the $7.0 million reclamation escrow account to WRI, and WRI released WGI from its financial obligation to complete final reclamation of the mine.
13. STOCKHOLDERS’ EQUITY
      Preferred and Common Stock
     The Company has two classes of capital stock outstanding, common stock, par value $2.50 per share, and Series A Convertible Exchangeable Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”). Each share of Series A Preferred Stock is represented by four Depositary Shares. The full amount of the quarterly dividend on the Series A Preferred Stock is $2.125 per preferred share or $0.53 per Depositary Share. The Company paid quarterly dividends of $0.25 per Depositary Share from October 1, 2004 through July 1, 2006. The Company suspended the payment of preferred stock dividends following the recognition of the deficit in shareholders’ equity described below. The quarterly dividends which are accumulated through and including July 1, 2007 amount to $15.2 million in the aggregate ($94.78 per preferred share or $23.69 per Depositary Share).
     The Company is currently reporting a deficit in shareholders’ equity. As a result, the Company is prohibited from paying preferred stock dividends because of the statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock ($160,000 at June 30, 2007).

     Restricted Net Assets
     At June 30, 2007, Westmoreland Coal Company had approximately $85.8 million of net assets at its subsidiaries that were not available to be transferred to it in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries. Approximately $53.2 million of net assets of the subsidiaries are unrestricted.
14. INCENTIVE STOCK OPTIONS, STOCK APPRECIATION RIGHTS, AND WARRANTS
     As of June 30, 2007, the Company had stock options and SARs outstanding from three stock incentive plans for employees and three stock incentive plans for directors.
     The employee plans provide for the grant of incentive stock options (“ISOs”), non-qualified options under certain circumstances, SARs and restricted stock. ISOs and SARs generally vest over three years, expire ten years from the date of grant, and may not have an option or base price that is less than the market value of the stock on the date of grant. The maximum number of shares that could be issued or granted under the employee plans is 1,150,000, and as of June 30, 2007, a total of 103,283 shares are available for future grants.
     The non-employee director plans generally provide for the grant of stock options or SARs with a value of $60,000 when elected or appointed, and stock options or SARs with a value of $30,000 after each annual meeting. In 2006, directors were granted SARs as a form of award. The maximum number of shares that could be issued or granted under the director plans is 900,000, and as of June 30, 2007, 19,176 shares were available for future grants.
     Compensation cost arising from share-based payment arrangements was $0.7 million and $0.8 million, for the three months ended June 30, 2007 and 2006, respectively, including $0.7 million and $0.4 million for stock issued as matching contributions to the Company’s 401(k) Savings Plan. Compensation cost arising from share-based payment arrangements was $1.5 million and $1.2 million, for the six months ended June 30, 2007 and 2006, respectively, including $1.2 million and $0.8 million, respectively, for stock issued as matching contributions to the Company’s 401(k) Savings Plan. The intrinsic value of options and SARs exercised during the three and six months ended June 30, 2007 was $0.7 million and $0.8 million, respectively.
     SARs
     No SARs were granted during the first six months of 2007. The Company granted 12,334 and 16,067 SARs under a non-employee director plan in the three and six months ended June 30, 2006, respectively. These SARs will vest over a four year period. During the first six months of 2006, the Company granted 5,500 SARs under an employee plan which will vest over three years.
     As of June 30, 2007, the intrinsic value of vested SARs and all SARs outstanding was approximately $1.0 million. Upon vesting, the holders may exercise the SARs and receive an amount equal to the increase in the value of the common stock between the grant date and the exercise date in shares of common stock.

     Information with respect to both the employee and director SARs is as follows:

		Stock Appreciation	Weighted Average
	Base Price Range	Rights	Base Price

Outstanding at December 31, 2006	$18.04-29.48	560,747	$21.66
Exercised	18.04 -20.98	(32,713)	19.51
Expired or forfeited	24.41	(52,700)	24.41

Outstanding at June 30, 2007	$18.04-29.48	475,334	$21.50

     Information about SARs outstanding as of June 30, 2007 is as follows:

Weighted
		Average			Weighted
		Remaining	Weighted Average		Average Base
Range of	Number	Contractual Life	Base Price	SARs	Price
Base Price	Outstanding	(Years)	(all SARs)	Vested	(vested SARs)

$18.04-29.48	475,334	8.0	$21.50	360,413	$20.53
     The fair value of SARs granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for 2006:

	Number of SARs
SARS Granted	Granted	Dividend Yield	Volatility	Risk-Free Rate	Expected Life

2006	21,567	None	52%	5.20%	7.0 years
     The weighted-average fair value of each SAR granted in 2006 was $14.62.
     The amount of unamortized compensation expense for SARs outstanding at June 30, 2007 was $1.2 million which is expected to be recognized over approximately two years.
     Stock Options
     The Company granted 100,000 options under an employee plan in the first six months of 2007 which vest over a three year period. No options were granted in the first six months of 2006.
     As of June 30, 2007, the intrinsic value of vested options was $5.8 million and the intrinsic value of all options outstanding was $5.8 million.
     Information with respect to employee and director stock options is as follows:

		Stock	Weighted
	Issue Price	Option	Average
	Range	Shares	Exercise Price

Outstanding at December 31, 2006	$2.81-22.86	541,616	$11.62
Granted	23.48	100,000	23.48
Exercised	2.81 - 18.08	(41,416)	10.22

Outstanding at June 30, 2007	$2.81-23.48	600,200	$13.70

     Information about stock options outstanding as of June 30, 2007 is as follows:

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise Price
Range of	Number	Contractual	Exercise Price	Number	(vested
Exercise Price	Outstanding	Life (Years)	(all options)	Exercisable	options)

$ 2.81-5.00	170,700	2.6	$2.92	170,700	$2.92
5.01-10.00	—	—	—	—	—
10.01-15.00	92,035	4.8	12.36	92,035	12.36
15.01-23.48	337,465	6.8	19.51	236,908	17.84

$2.81-23.48	600,200	5.3	$13.70	499,643	$11.73

     The fair value of options granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the six months ended June 30, 2007:

	Number of
Options Granted	Options Granted	Dividend Yield	Volatility	Risk-Free Rate	Expected Life
2007	100,000	None	52%	5.20%	7.0 years
     The weighted-average fair value of each option granted in 2007 was $13.80.
     The amount of unamortized compensation expense for options outstanding at June 30, 2007 was $1.3 million.
     Warrants
     In June 2007, the Company extended the term on the SOF bridge loan used to fund its ROVA acquisition from one year to four years. In conjunction with the extension of the SOF bridge loan, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock to SOF at a premium of 15% to the then current stock price, or $31.45 per share. The warrant is exercisable through June 2010.
     The fair value of the warrant issued is estimated on the date of issue using the Black-Scholes pricing model with the following assumptions for the six months ended June 30, 2007:

	Number of Shares
Warrant Issued	included in Warrant	Dividend Yield	Volatility	Risk-Free Rate	Expected Life
2007	150,000	None	40%	4.98%	3.0 years
15. EARNINGS PER SHARE
     Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the same basis except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options, stock appreciation rights (SARs) and warrants, if dilutive, and the impact of restricted stock outstanding. The number of additional shares from options, SARs, and warrants is calculated by assuming that outstanding stock instruments were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The number of additional shares from restricted stock is calculated by assuming that an amount equal to the unamortized compensation costs attributable to the restricted shares outstanding is used to acquire shares of common stock at the average market price during the reporting period.

     The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net income (loss) applicable to common shareholders:	$(12,432)	$(3,827)	$(3,558)	$1,526
Number of shares of common stock outstanding:
Basic	9,092	8,629	9,066	8,530
Effect of dilutive stock options	229	384	244	401
Effect of dilutive SARs	20	119	—	97
Effect of dilutive restricted stock	—	13	—	13
Effect of dilutive warrants	—	—	—	—

Diluted	9,341	9,145	9,310	9,041

Net income (loss) per share applicable to common shares outstanding:
Basic	$(1.37)	$(0.44)	$(0.39)	$0.18
Diluted	$(1.37)	$(0.44)	$(0.39)	$0.17

Number of shares excluded from calculation of diluted EPS because the exercise prices of the options, SARs and warrants were greater than the average market price of the common shares	153	—	371	—

16. INCOME TAXES
     Income tax expense attributable to income before income taxes consists of:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Current:
Federal	$—	$—	$—	$25
State	70	243	252	495

	70	243	252	520

Deferred:
Federal	—	—	—	—
State	—	—	—	—

Income tax expense	$70	$243	$252	$520

17. BUSINESS SEGMENT INFORMATION
     Segment information is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard is based on a management approach, which requires segmentation based upon our internal organization and reporting of revenue and income before income taxes based upon internal accounting methods.
     The Company’s operations are classified into four segments: coal, independent power, heritage and corporate. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The independent power operations include the ownership of interests in cogeneration and other non-regulated independent power plants and related business development expenses. The heritage segment includes costs of benefits the Company provides to former employees of its previously owned Eastern U.S. coal mining operations which have been disposed of. The corporate segment represents all costs not otherwise classified and primarily consists of corporate office expenses. Assets attributed to the heritage segment consist primarily of cash, bonds and deposits restricted to pay heritage health benefits. Prior year segment information has been reclassified to conform to the new segment presentation.

     Summarized financial information by segment for the three and six months ended June 2007 and 2006 is as follows:
Three months ended June 30, 2007
(Unaudited)

		Independent
	Coal	Power	Heritage	Corporate	Total

	(In thousands)
Revenues:
Coal	$101,758	$—	$—	$—	$101,758
Energy	—	24,581	—	—	24,581
Equity in earnings	—	47	—	—	47

	101,758	24,628	—	—	126,386

Costs and expenses:
Cost of sales — coal	86,294	—	—	—	86,294
Cost of sales — energy	—	16,520	—	—	16,520
Depreciation, depletion and amortization	7,114	2,424	—	84	9,622
Selling and administrative	7,855	2,498	360	2,731	13,444
Restructuring charges	227	82	—	1,969	2,278
Heritage health benefit expenses	—	—	6,244	—	6,244
Loss (gain) on sales of assets	31	(2)	—	—	29

Operating income (loss)	237	3,106	(6,604)	(4,784)	(8,045)

Other income (expense):
Interest expense	(2,533)	(3,646)	—	(94)	(6,273)
Interest income	1,304	705	5	76	2,090
Minority interest	183	—	—	—	183
Other income	12	—	—	11	23

Income (loss) before income taxes	$(797)	$165	$(6,599)	$(4,791)	$(12,022)

Capital expenditures	$5,110	$63	$—	$3	5,176

Total assets	$459,077	$290,600	$4,756	$9,610	$764,043

Three months ended June 30, 2006
(Unaudited)

		Independent
	Coal	Power	Heritage	Corporate	Total

	(In thousands)
Revenues:
Coal	$91,618	$—	$—	$—	$91,618
Equity in earnings	—	3,003	—	—	3,003

	91,618	3,003	—	—	94,621

Costs and expenses:
Cost of sales — coal	72,351	—	—	—	72,351
Depreciation, depletion and amortization	5,774	57	—	82	5,913
Selling and administrative	5,410	1,176	233	3,035	9,854
Heritage health benefit expenses	—	—	7,076	—	7,076
Loss on sales of assets	70	—	—	—	70

Operating income (loss)	8,013	1,770	(7,309)	(3,117)	(643)

Other income (expense):
Interest expense	(2,647)	—	—	(163)	(2,810)
Interest income	962	—	24	94	1,080
Minority interest	(726)	—	—	—	(726)
Other income (loss)	(90)	547	—	(5)	452

Income (loss) before income taxes	$5,512	$2,317	$(7,285)	$(3,191)	$(2,647)

Capital expenditures	$5,412	$14	$—	$124	$5,550

Total assets	$416,159	$291,756	$5,914	$10,682	$724,511

Six months ended June 30, 2007
(Unaudited)

		Independent
	Coal	Power	Heritage	Corporate	Total

	(In thousands)
Revenues:
Coal	$204,838	$—	$—	$—	$204,838
Energy	—	49,189	—	—	49,189
Equity in earnings	—	183	—	—	183

	204,838	49,372	—	—	254,210

Costs and expenses:
Cost of sales — coal	169,344	—	—	—	169,344
Cost of sales — energy	—	30,828	—	—	30,828
Depreciation, depletion and amortization	13,491	4,847	—	169	18,507
Selling and administrative	13,281	5,717	830	6,596	26,424
Restructuring charges	227	82	—	1,969	2,278
Heritage health benefit expenses	—	—	6,709	—	6,709
Gain on sales of assets	(190)	(6)	—	(5,641)	(5,837)

Operating income (loss)	8,685	7,904	(7,539)	(3,093)	5,957

Other income (expense):
Interest expense	(5,003)	(7,394)	—	(421)	(12,818)
Interest income	2,470	1,222	652	149	4,493
Minority interest	(405)	—	—	—	(405)
Other income (loss)	120	(3)	—	30	147

Income (loss) before income taxes	$5,867	$1,729	$(6,887)	$(3,335)	$(2,626)

Capital expenditures	$8,708	$135	$—	$11	$8,854

Total assets	$459,077	$290,600	$4,756	$9,610	$764,043

Six months ended June 30, 2006
(Unaudited)

		Independent
	Coal	Power	Heritage	Corporate	Total

			(In thousands)
Revenues:
Coal	$186,252	$—	$—	$—	$186,252
Equity in earnings	—	7,461	—	—	7,461

	186,252	7,461	—	—	193,713

Costs and expenses:
Cost of sales — coal	146,216	—	—	—	146,216
Depreciation, depletion and amortization	11,605	65	—	163	11,833
Selling and administrative	10,834	2,030	422	5,994	19,280
Heritage health benefit expenses	—	—	14,100	—	14,100
Loss (gain) on sales of assets	114	—	—	(5,060)	(4,946)

Operating income (loss)	17,483	5,366	(14,522)	(1,097)	7,230

Other income (expense):
Interest expense	(5,169)	—	—	(295)	(5,464)
Interest income	1,926	—	48	239	2,213
Minority interest	(1,209)	—	—	—	(1,209)
Other income (loss)	(19)	673	—	(5)	649

Income (loss) before income taxes	$13,012	$6,039	$(14,474)	$(1,158)	$3,419

Capital expenditures	$7,838	$14	$—	$505	$8,357

Total assets	$416,159	$291,756	$5,914	$10,682	$724,511

18. COMMITMENTS
     Coal Reserve Lease Obligations
     The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $8.8 million and $7.3 million in the three months ended June 30, 2007 and 2006, respectively and $18.8 million and $16.0 million in the six months ended June 30, 2007 and 2006, respectively.
     In August 2005 the Energy Policy Act of 2005 was enacted. Among other provisions, it contains a tax credit for the production of coal owned by Indian tribes. The credit is $1.50 per ton beginning 2006 through 2009 and $2.00 per ton from 2010 through 2012, with both amounts escalating for inflation. The credit may be used against regular corporate income tax for all years and against alternative minimum taxes for the initial period. WRI produces coal that qualifies for this credit.
     In the second quarter of 2007, WRI agreed to amend its lease agreement with the Crow Tribe to share the economic benefit of the credit with the Tribe. The Company recorded $3.0 million as cost of sales in the second quarter of 2007 to reflect the anticipated amount payable to the Crow Tribe under the amendment. The final amount payable is dependent on the final outcome of the negotiations with the Crow Tribe.
     Real Property and Equipment Lease Obligations
     The Company has operating lease commitments expiring at various dates, primarily for real property and equipment. Rental expense under operating leases during the three months ended June 30, 2007 and 2006 totaled $1.5 million and $1.7 million, respectively, and for the six months ended June 30, 2007 and 2006 totaled $3.1 million and $3.2 million, respectively.
     Minimum future rental obligations existing under these operating leases with remaining terms of one year or more at June 30, 2007 are as follows (in thousands):

Lease Obligations
2007	$4,544
2008	3,814
2009	1,653
2010	748
2011 and thereafter	459
     Coal Supply Agreements
     Westmoreland Partners, which owns ROVA, has two coal supply agreements with TECO Coal Corporation (“TECO”). If Westmoreland Partners continues to purchase coal under these contracts at the current volume and pricing and does not extend these coal supply agreements, then Westmoreland Partners would be obligated to pay TECO $13.3 million for the remainder of 2007 and $26.6 million in each of the years of 2008, 2009, 2010, 2011, 2012 and an aggregate of $58.5 million after 2012.
     Long-Term Sales Commitments
     The following table presents estimated total sales tonnage under existing long-term contracts for the next five years from the Company’s existing mining operations. The prices for all future tonnage are subject to revision and adjustments based upon market prices, certain indices and/or cost recovery.

Projected Sales Tonnage Under
Existing Long-Term Contracts
(in millions of tons)
2007	30.0
2008	20.3
2009	19.8
2010	17.9
2011	13.7
     The tonnages in the table above represent estimated sales tonnage under existing, executed contracts and generally exclude pending or anticipated contract renewals or new contracts. These projections reflect customers’ scheduled major plant outages, if known. These projections exclude all tonnages from the Jewett Mine after December 31, 2007.

19. CONTINGENCIES
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
     Rensselaer Tax Assessment
     During 2006 the Company recorded a provision for an assessment by the North Carolina Department of Revenue (“DOR”) relating to a gain which the Company excluded from business income in preparing its tax returns for 1998 through 2001. In March 2007, the DOR provided the Company with a revised assessment in the amount of $4.2 million. In a settlement signed by the Company and the DOR in the second quarter of 2007, the Company agreed to pay the income tax assessment and related accrued interest and the DOR waived all penalties. The Company recorded an additional provision of less than $0.1 million in the second quarter of 2007 as a result of this final settlement. As of June 30, 2007, the liability for the settlement was $4.3 million.
     Combined Benefit Fund
     Under the Coal Act, the Company is required to provide postretirement medical benefits for certain UMWA miners and their dependents by making payments into certain benefit plans, one of which is the Combined Benefit Fund (“CBF”).
     On December 21, 2006, the United States Court of Appeals for the Fourth Circuit affirmed the 2005 decision of the Maryland District Court that “reimbursements” in the Coal Act premium calculation refers to actual reimbursements received by the CBF.
     Subsequent to this ruling, during the first quarter of 2007, the Company reached a settlement with the UMWA Combined Benefit Fund (“CBF”) for the reimbursement of $5.8 million, plus interest, in past overpayments to the CBF for retiree medical benefits. The Company received $2.9 million of the reimbursement and $0.6 million in interest during the first quarter, and received the remaining $2.9 million reimbursement plus interest of less than $0.1 million during the second quarter of 2007. The Company recorded the settlement as a $5.8 million reduction in heritage health benefit expenses and $0.6 million in interest income.
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
     Severance Benefits Payable to Former CEO
     In May 2007, Christopher K. Seglem was terminated as Chairman, CEO and President of the Company. Mr. Seglem is entitled to payment of severance benefits under an Executive Severance Policy dated December 8, 1993. The total amount of the severance benefits payable to Mr. Seglem has not been determined because the Executive Severance Policy is subject to different interpretations in regard to certain important terms. The Company and Mr. Seglem have been attempting to resolve the differences in interpretation in the Executive Severance Policy through discussions but no assurances can be given that the differences will be resolved. If Mr. Seglem were to bring litigation against the Company to enforce what he believes are his rights under the Executive Severance Policy, the Company would be required to pay his attorney’s fees under the terms of the policy, unless a court were to determine that under the circumstances, recovery of all or a part of any such fees would be unjust. If Mr. Seglem’s interpretation of the severance policy were to be upheld by a court, he would be entitled to severance payments of approximately $3.8 million plus reimbursement of his attorney’s fees. The Company has accrued severance benefits due to Mr. Seglem in the amount of $1.8 million based on its interpretation of the severance policy.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Material Changes in Financial Condition from December 31, 2006 to June 30, 2007
Forward-Looking Disclaimer
     Throughout this Form 10-Q, the Company makes statements which are not historical facts or information and that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the Company’s ability to raise additional equity capital through a rights offering; the material weakness in the Company’s internal controls over financial reporting identified in our 2006 Form 10-K, the associated ineffectiveness of the Company’s disclosure controls; health care cost trends; the cost and capacity of the surety bond market; the Company’s ability to manage growth and significantly expanded operations; the ability of the Company to implement its growth and development strategy; the Company’s ability to pay the preferred stock dividends that are accumulated but unpaid; the Company’s ability to retain key senior management; the Company’s access to financing; the Company’s ability to maintain compliance with debt covenant requirements or obtain waivers from its lenders in cases of non-compliance; the Company’s ability to achieve anticipated cost savings and profitability targets; the Company’s ability to successfully identify new business opportunities; the Company’s ability to negotiate profitable coal contracts, price reopeners and extensions; the Company’s ability to predict or anticipate commodity price changes; the Company’s ability to maintain satisfactory labor relations; changes in the industry; competition; the Company’s ability to utilize its deferred income tax assets; the ability to reinvest cash, including cash that has been deposited in reclamation accounts, at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; the demand for electricity; the performance of ROVA and the structure of ROVA’s contracts with its lenders and Dominion Virginia Power; the effect of regulatory and legal proceedings; environmental issues, including the cost of compliance with existing and future environmental requirements; the risk factors set forth below; the Company’s ability to raise additional capital, as discussed under Liquidity and Capital Resources; and the other factors discussed in Note 19 of this Form 10-Q. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. The Company disclaims any duty to update these statements, even if subsequent events cause its views to change.
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
          According to the 2006 Annual Energy Outlook prepared by the U.S. Energy Information Administration, or EIA, approximately 50% of all electricity generated in the United States in 2005 was produced by coal-fired units. The EIA projects that the demand for coal used to generate electricity will increase approximately 2.6% per year from 2005 through 2030. Consequently, we believe that the demand for coal will grow, in part because coal is the lowest cost fossil-fuel used for generating baseload electric power.
Challenges
     We believe that our principal challenges today include the following:
•	negotiating a long-term contract between the Jewett Mine and its customer;

•	obtaining adequate capital for our on-going operations and our growth initiatives;

•	renegotiating sales prices to reflect higher market prices and fully recover increased commodity and production costs;

•	continuing to fund high heritage health benefit expenses which continue to be adversely affected by inflation in medical costs, longer life expectancies for retirees, and the failure of the UMWA retirement fund trustees to manage medical costs;

•	maintaining and collateralizing, where necessary, our Coal Act and reclamation bonds;

•	funding required contributions to pension plans that are underfunded;

•	complying with new environmental regulations, which have the potential to significantly reduce sales from our mines; and

•	defending against claims for potential taxes and royalties assessed by various governmental entities, some of which we believe are subject to reimbursement by our customers.
          We discuss these issues, as well as the other challenges we face, elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and under “Risk Factors.”
Liquidity and Capital Resources
          The major factors impacting our liquidity are: payments due on the term loan we entered into to acquire various operations and assets from Montana Power and Knife River in May, 2001; payments due on the acquisition debt associated with our purchase of the ROVA interest; additional capital expenditures we plan to make after taking over operations at our Absaloka Mine in March 2007; cash collateral requirements for additional reclamation bonds in new mining areas; and payments for our heritage health benefit costs. See “Factors Affecting our Liquidity”. Unforeseen changes in our ongoing business requirements could also impact our liquidity. Our principal sources of cash flow at Westmoreland Coal Company are dividends from Westmoreland Resources, Inc. (“WRI”), distributions from ROVA and Westmoreland Mining LLC subject to the provisions in their respective debt agreements and dividends from our subsidiaries that operate power plants.
     We currently project that we have sufficient capital resources and committed financing arrangements to provide us with adequate liquidity through the fourth quarter of 2007. However, based on our most recent internal calculations, we do not believe that we have capital resources or committed financing arrangements in place to provide adequate liquidity to meet the cash requirements that we currently project beyond the end of 2007. The proceeds from the rights offering are intended to address this projected liquidity shortfall.
     On May 2, 2007, the Company entered into a Standby Purchase Agreement with an investor that would backstop a rights offering of common stock by the Company to its shareholders and purchase additional shares of common stock. Effective as of July 3, 2007, the Company amended the Standby Purchase Agreement to add an additional standby purchaser. The Company expects to seek gross proceeds of $85 million, plus an amount required to retire any remaining outstanding preferred shares, before expenses. The closing of such transactions is subject to several conditions including shareholder approval (which the Company plans to seek at a meeting of stockholders later in 2007), there being no material adverse effect on the Company’s financial condition and there not being trading suspensions in its common stock or other adverse developments in the financial markets.
     We intend to use the net proceeds from the rights offering to provide additional liquidity for working capital, to support our growth and development strategy, to redeem our Series A Preferred Stock, and for general corporate purposes. Following the rights offering, the Company intends to retire its outstanding Series A Convertible Exchangeable Preferred Stock, each share of which is represented by four depositary shares. The Company is evaluating options to achieve this objective, including using a portion of the proceeds from the rights offering to redeem the depositary shares that are outstanding at the conclusion of the rights offering.
     NRGT Long-Term Contract
     On June 8, 2007 our subsidiary Texas Westmoreland Coal Company, which operates the Jewett Mine and sells lignite to NRG Texas, LLC, or NRGT, which operates the Limestone Electric Generating Station, gave notice to NRGT that it would deliver no lignite in 2008 under the existing long-term contract. As a result of this notice, NRGT is no longer obligated to purchase lignite from the Jewett Mine for the remaining term of the contract as described below. The Limestone Station is adjacent to the Jewett Mine and NRGT is the only customer of Texas Westmoreland.
     We believe that it is in the best interests of both Texas Westmoreland and NRGT to enter into a new long-term supply agreement for the Jewett Mine that would extend through the end of the useful life of the mine, which we currently project will be between 2015 and 2018, depending on annual lignite production. We base our belief on, among other things, the facts that, if Texas Westmoreland and NRGT do not reach a new long-term agreement, the Limestone Station will be exposed to changes in Powder River Basin coal prices and rail transportation costs, and the fuel for the Limestone Station will need to be delivered over approximately 1,350 miles from the Powder River Basin. Although we believe that it is in the best interests of both Texas Westmoreland and NRGT to enter into a new long-term supply agreement, there can be no assurance that we will be able to negotiate such an agreement with NRGT.
     The Jewett Mine supplies lignite to the Limestone Station under a long-term agreement that has been amended and supplemented a number of times over the past eight years. The most recent supplement was an interim agreement signed in 2005, which we refer to as the interim agreement. The interim agreement set the price for the lignite produced at the Jewett Mine and the production levels for the period through the end of 2007, which was 89 trillion Btu per year (approximately 6.8 million tons). In addition, the interim agreement required NRGT to pay for the capital expenditures made by Texas Westmoreland at the Jewett Mine during the term of the interim agreement. The interim agreement expires at the end of 2007.
          Upon expiration of the interim agreement, the terms of the long-term agreement in effect prior to the interim agreement again become effective. Under those terms, the price of the lignite delivered to NRGT is determined each year by a set of calculations designed to approximate the equivalent cost of using Powder River Basin coal at the Limestone Station. If the parties are unable to agree on the applications or results of those calculations, the price is determined through expedited arbitration. If Texas Westmoreland does not find the price determined through arbitration to be acceptable, it can require NRGT to obtain a price quote from an alternative supplier, which would be a mine in the Powder River Basin of Wyoming, and Texas Westmoreland then has the right but not the obligation to deliver lignite at the quoted price. However the price is determined, Texas Westmoreland has the right to designate the amount of lignite, if any, it will deliver at that price, up to 89 trillion Btu per year (approximately 6.8 million tons). If Texas Westmoreland designates zero tons, NRGT is no longer obligated to purchase lignite from the Jewett Mine for the remaining term of the contract. In determining whether a price is acceptable, Texas Westmoreland must consider the capital expenditures required to maintain the mine because capital expenditures are the responsibility of Texas Westmoreland under the contract terms that again become applicable following the expiration of the interim agreement.
          During late 2006 and early 2007, Texas Westmoreland and NRGT were not able to determine a mutually acceptable lignite price for 2008 through negotiations. The parties then entered into arbitration and the price determined by the arbitrator was not acceptable to Texas Westmoreland. NRGT then went through a competitive bidding process to determine a market price, which Texas Westmoreland had the right to match. However, Texas Westmoreland found the market price obtained by NRGT to be unacceptable and it gave notice to NRGT that it would deliver no lignite in 2008. As a result of this notice, NRGT is no longer obligated to purchase lignite from the Jewett Mine for the remaining term of the contract. It is highly unlikely that Texas Westmoreland would be able to find a new customer on economically acceptable terms for the lignite produced at the Jewett Mine because the cost of transporting lignite over long distances would make it non-competitive as a fuel source for other power plants. If Texas Westmoreland and NRGT cannot now agree upon a new long-term agreement, it is most probable that Texas Westmoreland would close the Jewett Mine. Such closure would have three material consequences:
•	First, it would eliminate Texas Westmoreland’s revenue and operating income from the Company’s consolidated financial statements. The Jewett Mine accounted for 29% of our consolidated coal segment revenues and 28% of our consolidated coal segment operating income in 2006. Closing the Jewett Mine would therefore have an adverse effect on our revenues, profitability, and cash flows.

•	Second, closure of the Jewett Mine would accelerate final reclamation costs for the mine. We are responsible under federal and state regulations for the ultimate reclamation of the mines we operate. At the Jewett Mine, NRGT has assumed by contract the liability to fund reclamation after the termination of mining and has posted bonds to secure its obligations. Based on the assumption that we would operate the mine through 2015 under the long-term agreement, our consolidated financial statements at June 30, 2007 included a $64.2 million obligation for final reclamation at the Jewett Mine, $27.5 million of which was recorded as a receivable from NRGT. Based on an arbitration decision in July 2007, we believe that all of the final reclamation costs would become the responsibility of NRGT under the current long-term agreement if the mine is shut down.

•	Third, the cash flow from the Jewett Mine contributes to the service of Westmoreland Mining’s term debt. Any cessation of operations at the Jewett Mine would affect Westmoreland Mining’s ability to repay its term debt and maintain compliance with its financial covenants. A default under Westmoreland Mining’s agreements with its lenders could adversely affect our financial condition.
          If Texas Westmoreland were to close the mine we would be required to record an impairment at the carrying value of the mine. At June 30, 2007, our consolidated financial statements reflected approximately $69.7 million of long-lived assets related to Texas Westmoreland’s operations.
          Based on Texas Westmoreland’s notification to NRGT that it would not deliver any lignite in 2008 and the fact that we do not yet have a new long-term agreement with NRGT, we performed an impairment test on these long-lived assets. Based on our assessment that there is a high probability that we will agree with NRGT on a long-term agreement, we concluded that the expected cash flows from the mine exceed the carrying amount of Texas Westmoreland’s assets at June 30, 2007.
          The development of Texas Westmoreland’s projected future cash flows were based on our belief that it is likely we will agree with a new long-term agreement with NRGT. As discussed above, we believe that it is in the best interests of both Texas Westmoreland and NRGT to enter into a new long-term supply agreement for the Jewett Mine that would extend through the end of the useful life of the mine, which we currently project will be between 2015 and 2018, depending on annual lignite production. The projected cash flows also involved highly sensitive assumptions specific to our operations, including estimates of future coal prices, the contract price agreed to with NRGT, ground conditions we may encounter, productivity, and costs of fuel and other commodities, among others. Any changes in these assumptions could materially alter the projected cash flows used in the impairment test.
          Factors Affecting our Liquidity
          Our heritage health benefit costs consist primarily of payments for post- retirement medical and workers’ compensation benefits. We are also obligated for employee pension and pneumoconiosis benefits. It is important to note that retiree health benefit costs are directly affected by increases in medical service costs, prescription drug costs and mortality rates. The most recent actuarial valuations of our heritage health benefits obligations, which pertain primarily to former employees who worked in our Eastern mines and are guaranteed life-time benefits under the federal Coal Act, indicated that our heritage health benefit payments would increase annually through 2011 and then decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines. In the second quarter of 2007, we paid $3.8 million for postretirement benefit expenses, $0.9 million for CBF premiums and $0.5 million for workers’ compensation benefits and received $0.2 million in offsetting Medicare D subsidies. During 2007, we expect to pay $18.7 million in cash costs for postretirement medical benefits and receive $1.8 million of offsetting federal subsidies. In 2007, we further expect to make payments for Combined Benefit Fund premiums in the amount of $3.7 million and $1.0 million of payments for workers’ compensation benefits.
          The Westmoreland Mining acquisitions in 2001 greatly increased revenues and operating cash flow. The financing obtained to make those acquisitions requires quarterly interest and principal payments of approximately $4.2 million. This debt financing also requires that 25% of excess cash flow, as defined, be set aside to fund the $30.0 million debt payment due in December 2008. Therefore, only 75% of Westmoreland Mining’s excess cash flow is available to the Company until this debt is paid off in 2008. Westmoreland Mining also entered into the add-on debt facility in 2004 which requires the use of approximately $0.5 million of cash each quarter for debt service. The add-on facility permitted Westmoreland Mining to undertake significant capital projects, principally at the Rosebud and Jewett Mines, without adversely affecting cash available to Westmoreland Coal Company. The terms of the add-on facility permitted Westmoreland Mining to distribute this $35.0 million to Westmoreland Coal Company. Westmoreland Mining’s 2006 distributions of $3.5 million represented the remainder available from the $35.0 million add-on facility.
     In June 2006, we acquired the 50% interest in ROVA that we did not previously own, which increased revenues and operating cash flow. This acquisition was funded with $35.0 million in acquisition debt as described in Note 8 to our consolidated financial statements. ROVA also has project-level debt which funded the original development of the power plants. The project-level debt requires semi-annual principal payments as also described in Note 8 to the financial statements as well as ongoing interest payments. At June 30, 2007, the outstanding balance of the ROVA acquisition debt was $24.6 million (net of $1.1 million of debt discount). In June 2007, we extended the term of the acquisition debt to four years. Until that debt is paid in full, all cash distributions generated by ROVA will be applied to the acquisition debt, with the minimum semi-annual principal payment being approximately $4.3 million. An additional $8.8 million was paid on the debt on August 6, 2007, leaving a balance of $16.9 million outstanding. The acquisition debt will also require interest payments of approximately $0.4 million per quarter for the next four quarters, and decrease thereafter.
     On March 6, 2007, we entered into an agreement to acquire WGI’s contract to operate our Absaloka Mine and completed this transaction on March 30, 2007. WRI purchased from WGI mining and office equipment for $7.9 million and tools, spare parts and supplies, and coal inventory for $2.3 million. As part of the transaction, WGI released the $7.0 million reclamation escrow account to WRI, and WRI released WGI from its financial obligation to complete final reclamation of the mine. While certain equipment was included in our purchase, we made significant additional capital expenditures during the second quarter and expect we will need to make further investments in mine development projects, mining equipment and to support bonding requirements in the future.
     Our ongoing and future business needs may also affect liquidity. We do not anticipate that either our coal or our power production revenues will diminish materially as a result of any future downturn in economic conditions because ROVA and the power plants that purchase our coal produce relatively low-cost, baseload power. In addition, most of our coal and power production are sold under long-term contracts, which help insulate us from unfavorable market developments. However, contract price reopeners, contract expirations or terminations, a failure to negotiate a long-term agreement between the Jewett Mine and its customer and market competition could affect future coal revenues and our liquidity. We may also need additional capital to support our ongoing efforts to develop new projects such as the Gascoyne Mine and power facility.
     Cash Balances and Available Credit
     Consolidated cash and cash equivalents at June 30, 2007 totaled $39.8 million including $24.2 million at ROVA, $2.0 million at Westmoreland Power Inc., $1.5 million at Westmoreland Mining, $10.3 million at WRI and $1.8 million at our captive insurance subsidiary. The cash at Westmoreland Mining is available to the Company through quarterly distributions, as described below. The cash at our captive insurance subsidiary and WRI is available to the Company through dividends. Under the provisions of the ROVA acquisition bridge loan, all cash distributions from ROVA subsequent to December 31, 2006, are to be applied to the principal balance of the loan and related interest.

     As of June 30, 2007, Westmoreland Coal Company had $9.5 million of its $14.0 million revolving line of credit available to borrow.
     Restricted Cash
     We had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $72.0 million at June 30, 2007 compared to $69.7 million at December 31, 2006. The restricted cash at June 30, 2007 included $30.1 million in ROVA’s debt service accounts and prepayment accounts, $29.7 million in Westmoreland Mining’s debt service reserve, long-term prepayment, and reclamation escrow accounts, and $5.3 million in the Absaloka Mine’s escrow accounts. At June 30, 2007 our reclamation, workers’ compensation and postretirement medical cost obligation bonds were collateralized by interest-bearing cash deposits of $6.8 million, which we have classified as non-current assets in the consolidated balance sheet. In addition, we had accumulated reclamation deposits of $64.7 million at June 30, 2007, representing cash received from customers of the Rosebud Mine to pay for reclamation, plus interest earned on the investments.
     Westmoreland Mining Debt Facilities
     The original term loan agreement, which financed our acquisition of the Rosebud, Jewett, Beulah, and Savage Mines, continues to restrict Westmoreland Mining’s ability to make distributions to Westmoreland Coal Company. Until Westmoreland Mining has fully paid the original acquisition debt, which is scheduled for December 31, 2008, Westmoreland Mining may only pay Westmoreland Coal Company a management fee and distribute to Westmoreland Coal Company 75% of Westmoreland Mining’s surplus cash flow. Westmoreland Mining is depositing the remaining 25% into an account that will be applied to the $30.0 million balloon payment due December 31, 2008. In December 2005, Westmoreland Mining amended its revolving credit facility to increase the borrowing base to $20.0 million and to extend its maturity to April 2008 to better align with its operating needs. The increase includes the ability to issue letters of credit up to $10.0 million. As of June 30, 2007, a letter of credit for $1.9 million was supported by Westmoreland Mining’s revolving credit facility, Westmoreland Mining had borrowed $11.5 million under this facility, and Westmoreland Mining has the remaining $6.6 million of the credit facility’s borrowing base available.
     Historical Sources and Uses of Cash
     Cash provided by operating activities was $44.5 million for the first six months of 2007 compared with $6.3 million for the first six months of 2006. The increase in non-cash charges to income, which includes depreciation, amortization, stock compensation, gain on sale of assets and minority interest, in the first six months of 2007 increased cash provided by operating activities by $16.3 million. The majority of this increase related to depreciation resulting from the consolidation of ROVA. Cash provided by operating activities in the first six months of 2007 also reflects $14.4 million of revenue deferred under ROVA’s long-term sales agreements. There was only $0.2 million of cash distributions from independent power projects for the first six months of 2007 because ROVA distributions received were consolidated after the acquisition of the remaining interest in ROVA in June 2006. Cash distributions from ROVA of $1.1 million were recorded for the first six months of 2006. Changes in working capital increased cash provided by operating activities in the first six months of 2007 by $16.8 million compared to an increase in cash from changes in working capital of less than $0.1 million in the first six months of 2006. The increase related primarily to $5.6 million of cash received from the black lung trust fund in 2007, the $3.0 million of lease costs accrued for the Crow Tribe royalty agreement and favorable changes in accounts receivable and other assets and liabilities.
     Our working capital deficit was $51.2 million at June 30, 2007 compared to $67.4 million at December 31, 2006. The decrease in our working capital deficit resulted primarily from a $13.1 million increase in cash and cash equivalents, a $9.1 million decrease in trade accounts payable, and a $6.0 million net reduction in our current installment of long term debt and our revolving lines of credit.
     Cash used in investing activities during the first six months of 2007 was $3.6 million compared to $19.8 million in the first six months of 2006. The decrease in cash used in investing cash activities in 2007 was driven primarily by the $12.7 million of proceeds from sale of our royalty interest at the Caballo Mine in Wyoming in February. Also contributing to the decrease in cash used in investing activities was a decrease in our restricted cash due to a refund of collateral as a result of a reduction in our postretirement health benefit bonds in the first quarter of 2007. These increases were offset by $8.9 million of additions to property, plant and equipment for mine equipment and $3.4 million paid in connection with the assumption of the Absaloka mining operations from WGI. Cash used in investing activities in 2006 included $7.5 million of additions to property, plant and equipment for mine equipment, $7.7 million for our ROVA acquisition (net of cash acquired) and $9.7 million related to an increase in our restricted cash account. Cash used in investing activities in 2006 was partially offset by the $5.1 million received from the sale of mineral interests in Colorado.
     We used $27.8 million of cash for our financing activities in the first six months of 2007 compared to receiving $35.5 million from financing activities in the first six months of 2006. In the first six months of 2007 we made $30.5 million of payments on our long-term debt. This use of cash was partially offset by an increase of $3.0 million in our revolving lines of credit. In the first six months of 2006 we received $35.0 million to finance the ROVA acquisition and $7.0 million from our revolving lines and repaid $6.1 million of our long-term debt.
     Severance Benefits Payable to Former CEO
     In May 2007, Christopher K. Seglem was terminated as Chairman, CEO and President of the Company. Mr. Seglem is entitled to payment of severance benefits under an Executive Severance Policy dated December 8, 1993. The total amount of the severance benefits payable to Mr. Seglem has not been determined because the Executive Severance Policy is subject to different interpretations in regard to certain important terms. The Company and Mr. Seglem have been attempting to resolve the differences in interpretation in the Executive Severance Policy through discussions but no assurances can be given that the differences will be resolved. If Mr Seglem were to bring litigation against the Company to enforce what he believes are his rights under the Executive Severance Policy, the Company would be required to pay his attorney’s fees under the terms of the policy, unless a court were to determine that under the circumstances, recovery of all or a part of any such fees would be unjust. If Mr. Seglem’s interpretation of the severance policy were to be upheld by a court, he would be entitled to severance payments of approximately $3.8 million plus reimbursement of his attorney’s fees. The Company has accrued severance benefits due to Mr. Seglem in the amount of $1.8 million based on its interpretation of the severance policy.

RESULTS OF OPERATIONS
Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006.
     Coal Operations
     The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter ended June 30,
	2007	2006	Change

Revenues — thousands	$101,758	$91,618	11%

Volumes — millions of equivalent coal tons	7.0	6.6	6%

Cost of sales — thousands	$86,294	$72,351	19%
     Tons of coal sold increased by approximately 0.4 million tons in the second quarter of 2007 from the second quarter of 2006. Our tons sold increased primarily as a result of improved performance at our Absaloka and Rosebud Mines during the second quarter of 2007. Tons sold by our Beulah Mine also increased primarily as a result of a large customer maintenance shutdown during the second quarter of 2006. These increases were offset by decreases at our Jewett and Savage Mines, primarily caused by difficulties due to wet weather conditions and unscheduled customer plant outages, respectively.
     Our coal revenues increased by approximately $10.1 million from the second quarter of 2006 to the second quarter of 2007. This overall increase was due to a combination of the increase in tonnage with a 5% overall increase in pricing. At the Rosebud and Beulah Mines, we increased revenues through increases in tons sold and increases in our revenues per ton of approximately 9% and 13%, respectively. These price increases were the result of our coal sales contracts providing for pass-through adjustments for higher costs and the renewal of a contract in January 2007 at current market prices. At the Absaloka Mine, we achieved increases in tons sold and also a 9% revenue per ton increase due to market price and renewals. Lastly, at our Jewett Mine, our revenues decreased as a result of our decrease in tons sold combined with an approximate 5% decrease in price resulting from our current interim price agreement.
     Our coal segment’s cost of sales in the second quarter of 2007 increased by approximately $13.9 million from the second quarter of 2006. This increase was driven by a $5.0 million increase in operating costs at our Rosebud Mine. Our Absaloka Mine’s cost of sales also increased by $6.3 million due to $3.0 million of lease costs accrued as a result of the amendment to the Crow Tribe lease agreement, the increase in tons sold and revenues driving increases in royalties, production taxes, and costs associated with our assumption of the mine’s operations. Our Beulah Mine’s cost of sales increased by $2.2 million as a result of the increase in tonnage driving cost increases in stripping, production taxes and royalties, and other operational costs.
     Our coal segment’s depreciation, depletion, and amortization expense in the second quarter of 2007 increased by approximately $1.3 million from the second quarter of 2006. This increase resulted from increased depletion expenses from asset retirement cost assets, which increased at the end of 2006 as a result of updated engineering studies, as well as from increases in capital expenditures and new capital leases for equipment at the mines.
     Our coal segment’s selling and administrative expenses in the second quarter of 2007 increased by $2.4 million from the second quarter of 2006. This increase was primarily the result of increases in professional fees, legal fees associated with our Jewett price arbitration, and information technology costs.

          Independent Power
          The power segment includes the ownership of interests in cogeneration and other non-regulated independent power plants, our power operations and maintenance business and business development expenses. Power segment operating income was $3.1 million in the second quarter 2007 compared to $1.8 million in the second quarter 2006. This increase was primarily a result of our acquisition of the remaining 50% of ROVA and our acquisition of contracts to operate and provide maintenance services to four power plants in Virginia owned by Dominion Virginia Power. Our energy revenues and costs of sales were $24.6 million and $16.5 million, respectively, during the second quarter 2007.
          In connection with the ROVA acquisition, we changed our method of recognizing revenue under ROVA’s long-term power sales agreements effective July 1, 2006. For the second quarter 2007, revenue billed under these agreements totaling $7.0 million was deferred to future periods. We also began consolidation of ROVA’s results of operations effective July 1, 2006. Previously the ROVA results were reported using the equity method. The equity method reported only earnings (calculated net of interest expense, interest income, depreciation, depletion and amortization).
     The power segment’s financial performance is presented in the following table (in thousands):

	Three months ended June 30,
	2007	2006

50% share of ROVA earnings shown as equity in earnings	$—	$2,980
Ft. Lupton equity earnings	47	23

Total equity earnings	47	3,003

Energy revenue (1)	24,581	—
Costs and expenses:
Cost of sales — energy	(16,520)	—
Depreciation, depletion, & amortization	(2,424)	(57)
Selling and administrative	(2,498)	(1,176)
Restructuring charges	(82)	—
Gain on sales of assets	2	—

Power segment revenue less costs & expenses	3,059	(1,233)

Independent power segment operating income	3,106	1,770

Other income (expense):
Interest expense	(3,646)	—
Interest income	705	—
Other income	—	547

Income before income taxes	$165	$2,317

(1)	The Company recorded $7.0 million in deferred revenue in the second quarter of 2007 related to capacity payments billed at ROVA.
          For the second quarter of 2007 and 2006, ROVA produced 399,000 and 380,000 MW hours, respectively, and achieved average capacity factors of 90.7% and 87.5%, respectively.
          We also recognized $47,000 in equity earnings in the second quarter of 2007, compared to $23,000 in the second quarter of 2006, from our 4.49% interest in the Ft. Lupton project.
          Heritage
          During the second quarter of 2007 heritage costs decreased by $0.8 million from the second quarter of 2006 due primarily to a decrease in our retiree health costs.

These costs decreased as a result of an increase in the discount rate used and favorable trends in our postretirement medical benefit projections.
     Corporate
     Our corporate segment selling and administrative expenses remained essentially flat at $2.7 million in the second quarter of 2007 compared to $3.0 million in the second quarter of 2006.
     Restructuring
     In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on our analysis of our internal operations, our future customer commitments, our current and potential markets, and our financial projections for profitability. During the second quarter of 2007, we recorded a restructuring charge of $2.3 million which included $2.2 million of termination benefits and outplacement costs and $0.1 million of lease costs related to the consolidation of corporate office space. We expect these charges to be paid out over the next year and result in approximately $0.8 million of annual cost reductions in our cost of sales and general and administrative expenses. We also expect additional restructuring charges during the remainder of 2007 as the Company continues execution of its restructuring plan. The restructuring liability is reflected in “Other current liabilities” in the Consolidated Balance Sheets.
     Interest
     Interest expense was $6.3 million for the second quarter of 2007 compared to $2.8 million in the second quarter of 2006. The increase resulted from the $2.8 million in interest expense from ROVA’s project debt following its acquisition and approximately $0.8 million in interest expense primarily driven by our ROVA acquisition debt. Interest income increased by $1.0 million in the second quarter of 2007 as a result of $0.6 million in ROVA interest income, and increased interest income from our restricted cash and bond collateral accounts due to increases in those balances and interest rates.
     Income Tax
     Current income tax expense for the second quarter of 2007 was less than $0.1 million and $0.2 million for the second quarter of 2006. Income tax expense in both periods relates to obligations for state income taxes in North Carolina, Texas and Minnesota.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.
     Coal Operations
     The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Six months ended June 30,
	2007	2006	Change

Revenues — thousands	$204,838	$186,252	10%

Volumes — millions of equivalent coal tons	14.5	14.0	4%

Cost of sales — thousands	$169,344	$146,216	16%
     Tons of coal sold increased by approximately 0.5 million tons in the first six months of 2007 from the first six months of 2006. Our tons sold increased primarily as a result of improved performance at our Absaloka Mine during the first six months of 2007. Our tons sold at our Beulah Mine also increased primarily as a result of a large customer maintenance shutdown during the first six months of 2006. These increases in tons sold were offset by decreases at our Rosebud, Jewett, and Savage Mines, primarily caused by unscheduled customer plant outages and unfavorable weather conditions.

     Our coal revenues increased by approximately $18.6 million from the first six months of 2006 compared to the first six months of 2007. This was due both to the increase in tonnage and a 6% overall increase in pricing. At the Beulah Mine, we increased revenues through an increase in tons sold and an increase in our revenue per ton of approximately 12%, as our coal sales contracts provided for pass-through adjustments for higher costs and we renewed a contract in January 2007 at current market prices. Our Rosebud Mine increased revenues through an increase in our revenue per ton of approximately 13% as our coal sales contracts provided for pass-through adjustments for higher costs, offsetting the mine’s decrease in tons sold. At the Absaloka Mine, we also increased revenues through increases in tons sold as well as a 9% revenue per ton increase due to market price reopeners and renewals. Lastly, at our Jewett Mine, our revenues decreased as a result of the decrease in tons sold and a 4% decrease in price per ton resulting from our current interim price agreement.
     Our coal segment’s cost of sales in the first six months of 2007 also increased by approximately $23.1 million from the first six months of 2006. This increase was driven by a $9.3 million increase in operating costs at our Rosebud Mine. Our Absaloka Mine’s cost of sales also increased by $10.2 million due to $3.0 million of lease costs accrued as a result of the amendment to the Crow Tribe lease agreement, the increase in tons sold driving increases in royalties, production taxes, and costs associated with our assumption of the mine’s operations, including a $0.8 million termination fee related to the prior operating contract. The remainder of our costs of sales increase was driven by increases in hauling costs, accretion of our reclamation obligations, and increases in commodity costs at our Jewett and Beulah Mines.
     Our coal segment’s depreciation, depletion, and amortization expense in the first six months of 2007 increased by approximately $1.9 million from the first six months of 2006. This increase resulted from increased depletion expenses from asset retirement cost assets, which increased at the end of 2006 as a result of updated engineering studies, as well as from increases in capital expenditures and new capital leases for equipment at the mines.
     Our coal segment’s selling and administrative expenses in the first six months of 2007 increased by $2.4 million from the first six months of 2006. This increase was primarily the result of increases in professional fees, legal fees associated with our Jewett price arbitration, and information technology costs.

          Independent Power
     The power segment’s financial performance is presented in the following table (in thousands):

	Six months ended
	June 30,
	2007	2006

50% share of ROVA earnings shown as equity in earnings	$—	$7,320
Ft. Lupton equity earnings	183	141

Total equity earnings	183	7,461

Energy revenue (1)	49,189	—
Costs and expenses:
Cost of sales — energy	(30,828)	—
Depreciation, depletion, & amortization	(4,847)	(65)
Selling and administrative	(5,717)	(2,030)
Restructuring charges	(82)	—
Gain on sales of assets	6	—

Power segment revenue less costs & expenses	7,721	(2,095)

Independent power segment operating income	7,904	5,366

Other income (expense):
Interest expense	(7,394)	—
Interest income	1,222	—
Other income (loss)	(3)	673

Income before income taxes	$1,729	$6,039

(1)	The Company recorded $14.4 million in deferred revenue in the first six months of 2007 related to capacity payments billed at ROVA.
          Power segment operating income was $7.9 million in the first six months of 2007 compared to $5.4 million in the first six months of 2006. This increase was primarily a result of our acquisition of the remaining 50% of ROVA and our acquisition of contracts to operate and provide maintenance services to four power plants in Virginia owned by Dominion Virginia Power. Our energy revenues and costs of sales were $49.2 million and $30.8 million, respectively, during the first six months of 2007.
          In connection with the ROVA acquisition, we changed our method of recognizing revenue under ROVA’s long-term power sales agreements effective July 1, 2006. For the first six months of 2007, revenue billed under these agreements totaling $14.4 million was deferred to future periods. We also began consolidation of ROVA’s results of operations effective July 1, 2006. Previously the ROVA results were reported using the equity method. The equity method reported only earnings (calculated net of interest expense, interest income, depreciation, depletion and amortization).
          For the first six months of 2007 and 2006, ROVA produced 826,000 and 806,000 MW hours, respectively, and achieved average capacity factors of 93% and 91%, respectively.
          We also recognized $183,000 in equity earnings in the first six months of 2007, compared to $141,000 in the first six months of 2006, from our 4.49% interest in the Ft. Lupton project.
          Heritage
          During the first six months of 2007 heritage costs decreased by $7.4 million from the first six months of 2006. This decrease resulted primarily from a $5.8 million settlement reached with the Combined Benefit Fund which was recorded in the first quarter of 2007.

     Our heritage costs also decreased during the first six months of 2007 as a result of decreases in retiree health care expenses. These costs decreased as a result of an increase in the discount rate used and favorable trends in our postretirement medical benefit projections.
     Corporate
     Our corporate segment selling and administrative expenses increased by $0.6 million for the first six months of 2007 compared to 2006. This increase resulted primarily from an increase in professional fees, labor, and information technology consulting fees for our systems implementation. The first six months of 2007 includes a gain of $5.6 million on the sale of our royalty interest at the Caballo Mine in Wyoming, while the first six months of 2006 includes a gain of $5.1 million from the sale of mineral interests in Colorado.
     Restructuring
     In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on our analysis of our internal operations, our future customer commitments, our current and potential markets, and our financial projections for profitability. During the second quarter of 2007, we recorded a restructuring charge of $2.3 million which included $2.2 million of termination benefits and outplacement costs and $0.1 million of lease costs related to the consolidation of corporate office space. We expect these charges to be paid out over the next year and result in approximately $0.8 million of annual cost reductions in our cost of sales and general and administrative expenses. We also expect additional restructuring charges during the remainder of 2007 as the Company continues execution of its restructuring plan. The restructuring liability is reflected in “Other current liabilities” in the Consolidated Balance Sheets.
     Interest
     Interest expense was $12.8 million and $5.5 million for the first six months of 2007 and 2006, respectively. The increase resulted from the $5.7 million in interest expense from ROVA’s project debt following its acquisition and approximately $1.7 million in increased interest expense primarily driven by our ROVA acquisition debt. Interest income increased by $2.3 million in the first six months of 2007 as a result of $1.2 million in ROVA interest income, $0.6 million in interest income received from our settlement with the Combined Benefit Fund, and increased interest income from our restricted cash and bond collateral accounts due to increases in those balances and interest rates.
     Income Tax
     Current income tax expense for the first six months of 2007 decreased by $0.3 million from the current income tax expense for the first six months of 2006. Income tax expense in both periods relates to obligations for state income taxes in North Carolina, Texas and Minnesota.

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
     In October 2006, the Company entered into a derivative contract to manage a portion of its exposure to the price volatility of diesel fuel to be used in its operations in 2007. The swap contract covered 2.4 million gallons of diesel fuel at a weighted average fixed price of $2.02 per gallon to be settled monthly during 2007. At June 30, 2007, 1.2 million gallons of fuel remained outstanding under this swap contract.
     In January 2007, the Company entered into an additional derivative contract to be used in its operations in 2007. The swap contract covered 1.1 million gallons of diesel fuel at a weighted average fixed price of $1.75 per gallon to be settled monthly during 2007. At June 30, 2007, 0.6 million gallons of fuel remained outstanding under this swap contract.
     The Company accounts for these derivative instruments on a mark-to-market basis through earnings. The Consolidated Financial Statements as of June 30, 2007 reflect cumulative unrealized gains on these contracts of $0.3 million. Unrealized gains recorded during the six months ended June 30, 2007 were $0.6 million. These unrealized gains are recorded as a reduction to Cost of sales – coal and as an increase to accounts receivable. During the six months ended June 30, 2007, the Company settled a portion of these contracts covering approximately 1.7 million gallons of fuel which resulted in a gain of less than $0.1 million.
Interest Rate Risk
     The Company and its subsidiaries are subject to interest rate risk on its debt obligations. The Company’s revolving lines of credit have a variable rate of interest indexed to either the prime rate or LIBOR. Based on balances outstanding on the lines of credit as of June 30, 2007, a one percent change in the prime interest rate or LIBOR would increase or decrease interest expense by $0.2 million on an annual basis. Westmoreland Mining’s Series D Notes under its term loan agreement have a variable interest rate based on LIBOR. A one percent change in LIBOR would increase or decrease interest expense on the Series D Notes by $0.1 million on an annual basis. A portion of ROVA’s project debt under its Credit Agreement also has a variable interest rate based on LIBOR. A one percent change in LIBOR would increase or decrease interest expense on ROVA’s debt by $0.8 million on an annual basis. The Company’s ROVA acquisition debt also has variable interest rates based on LIBOR. A one percent change in LIBOR would increase or decrease interest expense on the acquisition term loan by approximately $0.3 million on an annual basis. The Rosebud Mine has capital leases with variable interest rates. A one percent change in the interest rates for these leases would increase or decrease interest expenses by less than $0.1 million on an annual basis.
     The carrying value and estimated fair value of the Company’s long-term debt with fixed interest rates at June 30, 2007 were $156.3 million and $162.7 million, respectively.
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
     Our chief executive officer and chief financial officer have concluded, based on this evaluation, that as of June 30, 2007, the end of the period covered by this report, our disclosure controls and procedures were effective.
     No change in the Company’s internal control over financial reporting (as defined in Rules as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the changes that were designed to remediate the material weakness regarding the Company’s controls identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     To remediate the material weakness referred to above and enhance our internal control over financial reporting, the following improvements to our internal controls have been or will be implemented during 2007:
•	The calculations for asset retirement obligations will be standardized at all of our mines and will be simplified.

•	An additional layer of financial supervision and review has been added at each of our mines.

•	Corporate personnel will perform a detailed review of all asset retirement obligation calculations.

•	Additional training will be provided to those responsible for performing and reviewing asset retirement obligation calculations.

PART II — OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
Litigation
     See Note 19 “Contingencies” to our Consolidated Financial Statements, which is incorporated by reference here in.

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
     If Texas Westmoreland and NRGT cannot agree upon a new long-term agreement, it is most probable that Texas Westmoreland would close the Jewett Mine. Such closure would have three material consequences.
•	First, it would eliminate Texas Westmoreland’s revenue and operating income from the Company’s consolidated financial statements. The Jewett Mine accounted for 29% of our consolidated coal segment revenues and 28% of our consolidated coal segment operating income in 2006. Closing the Jewett Mine would therefore have an adverse effect on our revenues, profitability, and cash flows.

•	Second, closure of the Jewett Mine would accelerate final reclamation costs for the mine. We are responsible under federal and state regulations for the ultimate reclamation of the mines we operate. At the Jewett Mine, NRGT has assumed by contract the liability to fund reclamation after the termination of mining and has posted bonds to secure its obligations. Based on the assumption that we would operate the mine through 2015 under the long-term agreement, our consolidated financial statements at June 30, 2007 included a $64.2 million obligation for final reclamation at the Jewett Mine, $27.5 million of which was recorded as a receivable from NRGT. Based on an arbitration decision in July 2007, we believe that all of the final reclamation costs would become the responsibility of NRGT under the current long-term agreement if the mine is shut down.

•	Third, the cash flow from the Jewett Mine contributes to the service of Westmoreland Mining’s term debt. Any cessation of operations at the Jewett Mine would affect Westmoreland Mining’s ability to repay its term debt and maintain compliance with its financial covenants. A default under Westmoreland Mining’s agreements with its lenders could adversely affect our financial condition.
     Although we believe that it is in the best interests of both Texas Westmoreland and NRGT to enter into a new long-term supply agreement, there can be no assurance that we will be able to negotiate such an agreement with NRGT.
Our ability to operate effectively and achieve our strategic goals could be impaired if we lose key personnel.
     Our future success is substantially dependent upon the continued service of our key senior management personnel. We do not have employment contracts with any of our key senior management. We do not have key-person life insurance policies for any of our employees. The loss of the services of any of our executive officers or other key employees could make it more difficult for us to pursue our business goals.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES
     See Note 13 “Stockholders’ Equity” to our Consolidated Financial Statements, which is incorporated by reference herein.
ITEM 5
OTHER INFORMATION
     The Company has accumulated but unpaid quarterly preferred dividends through and including July 1, 2007 in the amount of $15.2 million in the aggregate ($94.78 per preferred share or $23.69 per Depositary Share). The Company is prohibited from paying preferred stock dividends because there are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $160,000 at June 30, 2007).
ITEM 6
EXHIBITS
(a)	Exhibits

(4.1)	Warrant dated June 29, 2007 in favor of SOF Investments, L.P.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: August 9, 2007	/s/ David J. Blair

David J. Blair
Chief Financial Officer
(A Duly Authorized Officer)

Date: August 9, 2007	/s/ Kevin A. Paprzycki

Kevin A. Paprzycki
Controller and
Principal Accounting Officer
(A Duly Authorized Officer)

Exhibit Index

Exhibit
Number	Description

(4.1)	Warrant dated June 29, 2007 in favor of SOF Investments, L.P.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Certifications pursuant to 18 U.S.C. Section 1350.