Form 10-K/A
period 2006-12-31
WESTMORELAND COAL CO
filed 2008-03-17
CIK 106455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

Amendment No. 2 to Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 001-11155

WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	23-1128670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 North Cascade Avenue 2nd Floor Colorado Springs, CO	80903 (Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Amendment No. 2 or any amendment to this Form 10-K/A. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐     Accelerated Filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting common stock held by non-affiliates as of June 30, 2006 was $182,796,286.

There were 9,445,936 shares outstanding of the registrant’s Common Stock, $2.50 Par Value per share (the registrant’s only class of common stock), as of March 1, 2008.

WESTMORELAND COAL COMPANY

FORM 10-K/A

ANNUAL REPORT

Explanatory Note

The Company is filing this second amendment to its 2006 Annual Report on Form 10-K to restate its consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004, and selected financial information for the years 2002 to 2006. The consolidated balance sheets and statements of operations have been restated to correct errors in the amounts recorded for the Company’s postretirement medical benefit obligations and related expenses, accounting for stock based compensation, and accounting for income taxes. The restatement adjustments had no effect on the cash flows of the Company for any of the periods presented.

Postretirement Medical Benefit Obligations

The Company identified two groups of individuals that were omitted from the census data used by its actuaries to calculate the Company’s liability for one of its postretirement medical benefit plans. These omissions principally resulted from two errors:

1) The Company was signatory to the 1993 Wage Agreement with the United Mine Workers of America (UMWA), which covered employees who worked for the Company in the period 1993 through 1998. During this period, the Company sold or discontinued all of its mining operations covered by the 1993 Wage Agreement. The Company believed at the time that it was only responsible to provide life-time medical benefits to employees who met all retirement eligibility criteria during the term of the 1993 Wage Agreement, including attaining retirement age while working for the Company. In 1997, the Company removed from the census information used by its actuaries to calculate the Company’s postretirement medical benefits obligations those former employees who would not meet all eligibility criteria prior to the expiration of the 1993 Wage Agreement in 1998 and recorded a curtailment gain.

In 1998, during negotiations with the UMWA related to the dismissal of the Company’s bankruptcy case, the Company agreed to continue providing benefits to former employees who were covered by the individual employer plan established under the 1993 Wage Agreement. The Company agreed to provide benefits to these employees for a five year period and thereafter until a court of competent jurisdiction ruled that the Company could terminate these benefits. The Company therefore included in its 1998 financial statements the estimated cost of providing benefits to these former employees for a period of five years ending in 2003.

However, in 2001, in a United States District Court case involving an employer other than Westmoreland, the court ruled that the employer was obligated to provide lifetime health benefits to employees who had not reached age 55 but were otherwise entitled to lifetime health benefits under the 1993 Wage Agreement. The court decision obligated the employer in that case to provide lifetime health benefits to the individuals who worked under the 1993 Wage Agreement when those individuals met all eligibility criteria to receive benefits (including attaining age 55). While the Company was not party to that case, the court in that case was interpreting the same contract to which the Company was party. The Company failed to take into account the possible precedential effect of this 2001 decision, or the possibility that a court considering a claim by the Company would be persuaded by the reasoning of this 2001 decision, and failed to adjust the postretirement actuarial calculations of its medical benefit obligations accordingly. The Company also failed to take into account the effect of this court decision on another plan that the Company had assumed in connection with an acquisition. The Company had previously been contesting the eligibility of certain former employees covered by a similar plan.

As a result of this error, 172 former employees were omitted from the census data used by the actuaries to calculate the Company’s liability for postretirement medical benefit costs at December 31, 2006.

2) In 2006, the census data used in the actuarial calculations for the Company’s postretirement medical benefit liability also failed to include 26 individuals who are eligible for lifetime medical benefits under the Company’s 1993 Plan. The census information for these individuals was inadvertently omitted from the actuarial calculations of the accumulated benefit obligation and related postretirement benefit obligation recorded at December 31, 2006 and the amount of expense recorded for the year ended December 31, 2006. These 26 individuals have met all retirement eligibility criteria and have qualified for postretirement medical benefits. These beneficiaries were previously included in the census data used to make the actuarial calculations for the Company’s postretirement medical benefit obligations at December 31, 2005, and in prior years.

3) In connection with the Company’s review of the census data for all of its post-retirement benefit plans, the Company determined that it had omitted 33 additional participants in is post-retirement medical benefit plans.

With this restatement, the Company has now included in its postretirement medical benefit liability at December 31, 2006 an actuarially determined obligation for these 231 current or former employees.

The first error was discovered by the Company’s actuaries and management during a review of one of the Company’s postretirement plans. The remaining errors were discovered after the Company undertook a comprehensive review of the census data for all of its plans. The errors resulted in an understatement of the Company’s net loss of $5.0 million, $4.3 million, and $3.9 million for the years ending December 31, 2006, 2005, and 2004, respectively, and an understatement of the Company’s liability for postretirement medical benefit costs of $59.7 million and $20.0 million at December 31, 2006 and 2005, respectively.

Stock Based Compensation Expense

The Company also identified an error in the calculation of its stock based compensation expense. The Company failed to properly account for an incentive compensation plan, which is based in part on the market price of the Company’s common stock, under SFAS 123R, “Share-Based Payment”. The error resulted in an understatement of the Company’s stock compensation expense and net loss of $0.7 million in 2006.

Income Tax Expense

The Company also identified an error in the calculation of its state income taxes. The error resulted in an overstatement of the Company’s income tax expense of $0.6 million in 2006.

10-K Amendments

Except as required to reflect the effects of the restatement, this Amendment No. 2 to Form 10-K does not amend, update or change the financial statements or financial disclosures in the Amendment No. 1 to Form 10-K. This Amendment No. 2 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K or modify or update disclosures, including any exhibits to the original Form 10-K, affected by subsequent events except as disclosed in Note 23, “Events Subsequent to Date of Report of Independent Registered Public Accounting Firm (Unaudited)”.

Internal Controls

In connection with the restatement of the Company’s consolidated financial statements, management has determined that the description of the previously disclosed material weakness existing as of December 31, 2006 should be modified and that two additional material weaknesses existed and should be disclosed. As described in “Item 9A — Controls and Procedures” the material weaknesses relate to the lack of adequate controls over the testing, verification and review of electronic spreadsheets that impact the Company’s financial reporting, the lack of controls to ensure the completeness and accuracy of the census data used to calculate the Company’s postretirement medical benefit liabilities, and the lack of controls over the accounting for the Company’s Performance Unit Plan under generally accepted accounting principles for stock based compensation plans.

Forward-Looking Disclaimer

Throughout this Amendment No. 2 to Form 10-K, the Company makes statements which are not historical facts or information and that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the material weaknesses in the Company’s internal controls over financial reporting identified in this Amendment No. 2 to Annual Report on Form 10-K for the year ended December 31, 2006 (“our 2006 Form 10-K”), the associated ineffectiveness of the Company’s disclosure controls; health care cost trends; the cost and capacity of the surety bond market; the Company’s ability to manage growth and significantly expanded operations; the ability of the Company to implement its growth and development strategy; the Company’s ability to pay the preferred stock dividends that are accumulated but unpaid; the Company’s ability to retain key senior management; the Company’s access to financing; the Company’s ability to maintain compliance with debt covenant requirements or obtain waivers from its lenders in cases of non-compliance; the Company’s ability to achieve anticipated cost savings and profitability targets; the Company’s ability to successfully identify new business opportunities; the Company’s ability to negotiate profitable coal contracts, price reopeners and extensions; the Company’s ability to predict or anticipate commodity price changes; the Company’s ability to maintain satisfactory labor relations; changes in the industry; competition; the Company’s ability to utilize its deferred income tax assets; the ability to reinvest cash, including cash that has been deposited in reclamation accounts, at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; the demand for electricity; the performance of ROVA and the structure of ROVA’s contracts with its lenders and Dominion Virginia Power; the effect of regulatory and legal proceedings; environmental issues, including the cost of compliance with existing and future environmental requirements; the risk factors set forth below; the Company’s ability to raise additional capital, as discussed under Liquidity and Capital Resources; and the other factors discussed in Note 19 of Amendment No. 2 to this Form 10-K. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. The Company disclaims any duty to update these statements, even if subsequent events cause its views to change.

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

					Weighted Average
				Percentage of	Price per Ton
	Coal Revenues		Coal Sales in	Coal Sales	Received under
	in Dollars		Equivalent Tons	Under Long-	Long-Term
Year	(in 000’s)		(in 000’s)	Term Contracts	Contracts

2006	$393,482		29,385	98%	$13.36
2005	361,017		29,990	99%	11.44
2004	319,648	(1)	29,024	98%	11.38	(1)
2003	294,892		27,762	99%	10.45
2002	301,235		26,062	100%	11.29	(2)

(1)	In 2004, we concluded arbitration with the owners of Colstrip Units 1&2. The arbitration determined the price we received for coal that we delivered to Colstrip Units 1&2 from July 2001. Our coal revenues for 2004, and the weighted average price per ton received under long-term contracts in 2004, include the entire amount we received pursuant to this arbitration. Excluding the portion of the arbitration award that covered coal that we had delivered to Colstrip Units 1&2 in previous years, we earned coal revenues of $302,753,000 and received a weighted average price of $10.78 per ton under long-term contracts in 2004.

(2)	The weighted average price per ton that we received declined from 2002 to 2003 principally because the Jewett Mine transitioned from cost-plus-fees pricing to a market-based pricing mechanism, effective July 1, 2002. That mechanism was, in turn, replaced by a fixed price agreement in January 2004 and then a modified cost and index-based agreement in September 2005.

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

Project	Roanoke Valley I	Roanoke Valley II	Ft. Lupton

Location	Weldon, North Carolina	Weldon, North Carolina	Ft. Lupton, Colorado
Gross Megawatt Capacity	180MW	50MW	290MW
Our Equity Ownership	100.0%	100.0%	4.49%
Electricity Purchaser	Dominion Virginia Power	Dominion Virginia Power	Xcel Energy
Steam Host	Patch Rubber Company	Patch Rubber Company	Rocky Mtn. Produce,Ltd.
Fuel Type	Coal	Coal	Natural Gas
Fuel Supplier	TECO Coal	TECO Coal	Xcel Energy
Contracts with fuel supplier expire in	2014	2015	Unit 1 - 2019 Unit 2 - 2009
Commercial Operation Commencement Date	1994	1995	1994
Contracts with electricity purchaser expire in	2019(1)	2020(1)	Unit 1 - 2019 Unit 2 - 2009
Contracts with steam host expire in	2010(2)	2010(2)	N/A

(1)	ROVA and Dominion Virginia Power can extend these contracts by mutual consent for five-year terms at mutually agreeable pricing.

(2)	ROVA and Patch Rubber Company can extend these contracts for three successive five-year terms.

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

Information about Segments

Please refer to Note 20 of the Consolidated Financial Statements for additional information about the segments of our business.

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

We are a party to several legal proceedings which are described more fully in Note 19 (“Contingencies”) to our Consolidated Financial Statements. Adverse outcomes in some or all of the pending cases could result in substantial damages against us or harm our business.

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

Westmoreland Mining’s term loan agreement restricts its ability to distribute cash to Westmoreland Coal Company through 2011 and limits the types of transactions that Westmoreland Mining and its subsidiaries can engage in with Westmoreland Coal Company and our other subsidiaries. Westmoreland Mining executed the term loan agreement, which we refer to as Westmoreland Mining’s acquisition debt, in 2001 and used the proceeds to finance its acquisition of the Rosebud, Jewett, Beulah and Savage Mines. The final payment on this indebtedness is $30.0 million and is due on December 31, 2008. Until December 31, 2008, 25% of Westmoreland Mining’s surplus cash flow is dedicated to an account to fund this final payment. In 2004, Westmoreland Mining incurred an additional $35.0 million of indebtedness, which we call the add-on facility. The add-on facility is scheduled to be paid-down from 2009 through 2011. Westmoreland Mining has pledged or mortgaged substantially all of its assets and the assets of the Rosebud, Jewett, Beulah and Savage Mines, and we have pledged all of our interests in Westmoreland Mining as security for Westmoreland Mining’s indebtedness. In addition, Westmoreland Mining must comply with financial ratios and other covenants specified in the agreements with its lenders.

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

We estimate that our gross reclamation and mine-closing liabilities, which are based upon projected mine lives, current mine plans, permit requirements and our experience, were $184.1 million (on a present value basis) at December 31, 2006. Of these December 31, 2006 liabilities, our customers have assumed $42.0 million by contract. Responsibility for the final reclamation amounts may change in certain circumstances. At the Jewett Mine, if there is a cessation of mining the customer assumes responsibility for all reclamation and they have provided a corporate guarantee to the Railroad Commission of Texas in support of their responsibility. At December 31, 2006, if there had been a cessation of mining at the Jewett Mine, for example, the customer would have assumed responsibility for approximately $37.1 million (on a present value basis) of the reclamation obligation that is currently reflected as the responsibility of the Company. We estimate that our obligation for final reclamation that is not the contractual responsibility of others was $142.1 million at December 31, 2006. We held funding reclamation escrow accounts of approximately $62.5 million at December 31, 2006 with respect to those obligations. The remainder of the $142.1 million estimated obligation must be recovered in the price of coal shipped or from other sources.

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

During 2005, the Company identified five material weaknesses in internal controls over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2. In 2006, we believe we remediated four of the five material weaknesses. We subsequently identified two additional material weaknesses. The material weaknesses in our internal control over financial reporting are described in our Amendment No. 1 to Form 10-K for 2005 and in this Amendment No. 2 to our 2006 Form 10-K under “Item 9A — Controls and Procedures”.

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

We are not aware that the Securities and Exchange Commission (“SEC”) has begun any formal or informal investigation in connection with the errors in accounting for our postretirement medical benefit plans, one of our stock based compensation plans, and state income taxes requiring restatement of 2006 and prior years’ financial statements including 2005 and 2006 quarterly financial statements, or that any laws have been violated. However, if the SEC makes a determination that the Company has violated Federal securities laws, the Company may face sanctions, including, but not limited to, monetary penalties and injunctive relief, which could adversely affect our business. In addition, the Company or its officers and directors could be named defendants in civil proceedings arising from the restatement. We are unable to estimate what our liability in either event might be.

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

The following table provides information about our mines as of December 31, 2006:

	Absaloka	Rosebud	Jewett	Beulah	Savage
	Mine	Mine	Mine	Mine	Mine

Owned by	Westmoreland Resources, Inc.	Western Energy Company	Texas Westmoreland Coal Co.	Dakota Westmoreland Corporation	Westmoreland Savage Corporation
Location	Big Horn County, MT	Rosebud and Treasure Counties, MT	Leon, Freestone and Limestone Counties, TX	Mercer and Oliver Counties, ND	Richland County, MT
Coal Reserves (thousands of tons) Proven(1)(4) Probable(3)	95,076(2) 0	230,086(2) 0	68,681(2) 0	41,411(2) 81,218	8,000(2) 0
Permitted Reserves (thousands of tons)	20,445	155,766	68,621	19,500	2,191
2006 Production (thousands of tons)	6,778	12,732	6,799	2,679	379
Lessor	Crow Tribe	Federal Govt; State of MT; Great Northern Properties	Private parties; State of Texas	Private parties; State of ND; Federal Govt	Federal Govt; Private parties
Lease Term	Through exhaustion	Varies	Varies	2009-2019	Varies
Current production capacity (thousands of tons)	7,000	13,300	7,000	3,200	400
Coal Type	Sub-bituminous	Sub-bituminous	Lignite	Lignite	Lignite
Acres disturbed by Mining	3,858	15,819	14,973	4,521	534
Acres for which reclamation is complete	2,637	7,374	11,140	3,237	209
Major Customers	Xcel Energy, Western Fuels Assoc., Midwest Energy, Rocky Mountain Power	Colstrip 1&2 owners, Colstrip 3&4 owners, Minnesota Power	NRGT	Otter Tail, MDU, Minnkota, Northwestern Public Service	MDU, Sidney Sugars
Delivery Method	Rail/Truck	Truck/Rail/ Conveyor	Conveyor	Conveyor/Rail	Truck
Approx. Heat Content (BTU/lb.)(5)	8,700	8,529	6,642	7,016	6,371
Approx. Sulfur Content(%)(6)	0.65	0.74	0.90	0.91	0.45
Year Opened	1974	1968(7)	1985	1963	1958
Total Tons Mined Since Inception (thousands of tons)	148,381	384,910	161,000	90,770	13,080

(1)	Proven coal reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. In addition, all coal reserves are “assigned” coal reserves: coal that we have committed to operating mining equipment and plant facilities.

(2)	Includes tons for each mine as described below that are not fully permitted but otherwise meet the definition of “proven” coal reserves.

(3)	Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

(4)	We have assigned all proven reserves to operating mining equipment and plant facilities.

(5)	Approximate heat content applies to the coal mined in 2006.

(6)	Approximate sulfur content applies to the tons mined in 2006.

(7)	Initial sales from the current mine complex began in 1968. Mining first occurred at the site in 1924.

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

The Savage Mine purchases electric power from MDU. The mine is accessed from Montana Highway 16 via County Road 107.

Other

Refer to Note 5 to our Consolidated Financial Statements for a description of Westmoreland Energy’s properties.

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

The information included under the heading “Stock Performance Graph” in Item 5 of this Amendment No. 2 to this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

There are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which we are incorporated. Under Delaware law, we are permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of our two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $160,000 at

December 31, 2006). The par value of all outstanding shares of preferred stock and shares of common stock aggregated $22.7 million at December 31, 2006. We are currently reporting a deficit in shareholders’ equity of $185.9 million. As a result, we are now prohibited from paying preferred stock dividends.

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

ITEM 6 —	SELECTED FINANCIAL DATA

Westmoreland Coal Company and Subsidiaries

Five-Year Review

	2006(1)	2005	2004	2003	2002
	(As Restated)(2)
	(In thousands; except per share data)

Consolidated Statements of Operations Information
Revenues:
Coal	$393,482	$361,017	$319,648	$294,892	$301,235
Energy	47,904	—	—	—	—
Independent power and other	7,681	12,727	12,741	15,824	14,506

Total revenues	449,067	373,744	332,389	310,716	315,741
Cost and expenses	444,016	377,374	335,289	310,478	303,683

Operating income (loss)	5,051	(3,630)	(2,900)	238	12,058
Interest expense	(19,234)	(10,948)	(10,966)	(10,804)	(11,511)
Minority interest	(2,244)	(950)	(1,154)	(773)	(800)
Interest and other income	6,162	5,250	4,808	3,121	4,128

Income (loss) from continuing operations before income taxes	(10,265)	(10,278)	(10,212)	(8,218)	3,875
Income tax benefit (expense)	(2,433)	(2,667)	(896)	1,132	(3,288)

Net income (loss) from continuing operations	(12,698)	(12,945)	(11,108)	(7,086)	587
Income (loss) from discontinued operations	—	—	—	2,113	(3,583)

Loss before cumulative effect of changes in accounting principles	(12,698)	(12,945)	(11,108)	(4,973)	(2,996)
Cumulative effect of changes in accounting principles, net	—	2,662	—	(22)	—

Net loss	(12,698)	(10,283)	(11,108)	(4,995)	(2,996)
Less preferred stock dividend requirements	1,585	1,744	1,744	1,752	1,772
Less premium on exchange of preferred stock for common stock	791	—	—	—	—

Net loss applicable to common shareholders	$(15,074)	$(12,027)	$(12,852)	$(6,747)	$(4,768)

Net loss per share applicable to common shareholders:
Basic	$(1.72)	$(1.45)	$(1.59)	$(0.87)	$(0.63)
Diluted	$(1.72)	$(1.45)	$(1.59)	$(0.87)	$(0.63)
Weighted average number of common shares outstanding:
Basic	8,748	8,280	8,099	7,799	7,608
Diluted	9,105	8,868	8,662	8,338	8,147
Balance Sheet Information
Working capital deficit	$(66,773)	$(20,138)	$(6,608)	$(16,485)	$(25,954)
Net property, plant and equipment	431,452	211,157	204,557	194,357	238,954
Total assets	761,382	495,871	462,730	424,086	434,208
Total debt	306,007	112,243	117,259	93,469	100,157
Shareholders’ deficit(3)	(185,933)	(30,208)	(19,038)	(9,389)	(6,120)

(1)	Effective June 29, 2006, the Company acquired a 50% interest in a partnership which owns the 230 MW Roanoke Valley power plants from a subsidiary of E.ON U.S. LLC. The acquisition increased the Company’s ownership interest in the partnership to 100%.

(2)	See Note 2 to the Consolidated Financial Statements.

(3)	Effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”). Upon adoption of the Standard, the Company recorded an increase in stockholders’ deficit of $129.8 million to reflect on its balance sheet the underfunded status of its pension and postretirement benefit plans.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is filing this second amendment to its 2006 Annual Report on Form 10-K to restate its consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004, and selected financial information for the years 2002 to 2006. The consolidated balance sheets and statements of operations have been restated to correct errors in the amounts recorded for the Company’s postretirement medical benefit obligations and related expenses, accounting for stock based compensation, and accounting for income taxes. The restatement adjustments had no effect on the cash flows of the Company for any of the periods presented.

Postretirement Medical Benefit Obligations

The Company identified two groups of individuals that were omitted from the census data used by its actuaries to calculate the Company’s liability for one of its postretirement medical benefit plans. These omissions principally resulted from two errors:

1) The Company was signatory to the 1993 Wage Agreement with the United Mine Workers of America (UMWA), which covered employees who worked for the Company in the period 1993 through 1998. During this period, the Company sold or discontinued all of its mining operations covered by the 1993 Wage Agreement. The Company believed at the time that it was only responsible to provide life-time medical benefits to employees who met all retirement eligibility criteria during the term of the 1993 Wage Agreement, including attaining retirement age while working for the Company. In 1997, the Company removed from the census information used by its actuaries to calculate the Company’s postretirement medical benefits obligations those former employees who would not meet all eligibility criteria prior to the expiration of the 1993 Wage Agreement in 1998 and recorded a curtailment gain.

In 1998, during negotiations with the UMWA related to the dismissal of the Company’s bankruptcy case, the Company agreed to continue providing benefits to former employees who were covered by the individual employer plan established under the 1993 Wage Agreement. The Company agreed to provide benefits to these employees for a five year period and thereafter until a court of competent jurisdiction ruled that the Company could terminate these benefits. The Company therefore included in its 1998 financial statements the estimated cost of providing benefits to these former employees for a period of five years ending in 2003.

However, in 2001, in a United States District Court case involving an employer other than Westmoreland, the court ruled that the employer was obligated to provide lifetime health benefits to employees who had not reached age 55 but were otherwise entitled to lifetime health benefits under the 1993 Wage Agreement. The court decision obligated the employer in that case to provide lifetime health benefits to the individuals who worked under the 1993 Wage Agreement when those individuals met all eligibility criteria to receive benefits (including attaining age 55). While the Company was not party to that case, the court in that case was interpreting the same contract to which the Company was party. The Company failed to take into account the possible precedential effect of this 2001 decision, or the possibility that a court considering a claim by the Company would be persuaded by the reasoning of this 2001 decision, and failed to adjust the postretirement actuarial calculations of its medical benefit obligations accordingly. The Company also failed to take into account the effect of this court decision on another plan that the Company had assumed in connection with an acquisition. The Company had previously been contesting the eligibility of certain former employees covered by a similar plan.

As a result of this error, 172 former employees were omitted from the census data used by the actuaries to calculate the Company’s liability for postretirement medical benefit costs at December 31, 2006.

2) In 2006, the census data used in the actuarial calculations for the Company’s postretirement medical benefit liability also failed to include 26 individuals who are eligible for lifetime medical benefits under the Company’s 1993 Plan. The census information for these individuals was inadvertently omitted from the actuarial calculations of the accumulated benefit obligation and related postretirement benefit obligation recorded at December 31, 2006 and the amount of expense recorded for the year ended December 31, 2006. These 26 individuals have met all retirement eligibility criteria and have qualified for postretirement medical benefits. These beneficiaries were previously included in the census data used to make the actuarial calculations for the Company’s postretirement medical benefit obligations at December 31, 2005, and in prior years.

3) In connection with the Company’s review of the census data for all of its postretirement benefit plans, the Company determined that it had omitted 33 additional participants in its post retirement medical benefit plans.

With this restatement, the Company has now included in its postretirement medical benefit liability at December 31, 2006 an actuarially determined obligation for these 231 current or former employees.

The first error was discovered by the Company’s actuaries and management during a review of one of the Company’s postretirement plans. The remaining errors were discovered after the Company undertook a comprehensive review of the census data for all of its plans. The errors resulted in an understatement of the Company’s net loss of $5.0 million, $4.3 million, and $3.9 million for the years ending December 31, 2006, 2005, and 2004, respectively, and an understatement of the Company’s liability for postretirement medical benefit costs of $59.7 million and $20.0 million at December 31, 2006 and 2005, respectively.

Stock Based Compensation Expense

The Company also identified an error in the calculation of its stock based compensation expense. The Company failed to properly account for an incentive compensation plan, which is based in part on the market price of the Company’s common stock, under SFAS 123R, “Share-Based Payment”. The error resulted in an understatement of the Company’s stock compensation expense and net loss of $0.7 million in 2006.

Income Tax Expense

The Company also identified an error in the calculation of its state income taxes. The error resulted in an overstatement of the Company’s income tax expense of $0.6 million in 2006.

The following table shows the adjustment to our originally filed consolidated statements of operations to correct the errors described above:

	For Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Net loss applicable to common shareholders, as previously reported	$(9,969)	$(7,678)	$(8,991)	$(2,773)	$(1,010)
Increase in heritage health benefit expenses related to the 2001 court decision	(3,708)	(4,233)	(3,763)	(3,892)	(3,758)
Increase in heritage health benefit expenses related to an error in 2006 census data	(1,211)	—	—	—	—
Increase in selling and administrative expenses related to other census data errors	(122)	(116)	(98)	(82)
Increase in stock compensation expense related to stock based incentive plan	(653)	—	—	—	—
Decrease in income tax expense related to an error in the state income tax calculation	589	—	—	—	—

Total adjustments	(5,105)	(4,349)	(3,861)	(3,974)	(3,758)

Net loss applicable to common shareholders, as restated	$(15,074)	$(12,027)	$(12,852)	$(6,747)	$(4,768)

10-K Amendments

Except as required to reflect the effects of the restatement, this Amendment No. 2 to Form 10-K does not amend, update or change the financial statements or financial disclosures in the Amendment No. 1 to Form 10-K. This Amendment No. 2 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K or modify or update disclosures, including any exhibits to the original Form 10-K, affected by subsequent events except as disclosed in Note 23, “Events Subsequent to Date of Report of Independent Registered Public Accounting Firm (Unaudited)”.

Internal Controls

In connection with the restatement of the Company’s consolidated financial statements, management has determined that the description of the previously disclosed material weakness existing as of December 31, 2006 should be modified and that two additional material weaknesses existed and should be disclosed. As described in “Item 9A — Controls and Procedures” the material weaknesses relate to the lack of adequate controls over the testing, verification and review of electronic spreadsheets that impact the Company’s financial reporting, the lack of controls to ensure the completeness and accuracy of the census data used to calculate the Company’s postretirement medical benefit liabilities, and the lack of controls over the accounting for the Company’s Performance Unit Plan under generally accepted accounting principles for stock based compensation plans.

Effects of Restatement

The following table sets forth the effect of the restatement on affected line items within our previously reported Statements of Operations for the years 2006, 2005, 2004, 2003 and 2002:

	For Years Ended December 31,
	2006	2005	2004	2003	2002

Selling and administrative expenses:
As previously reported	42,853	35,156	30,762	33,386	31,732
As restated	43,628	35,272	30,860	33,468	31,732
Heritage health benefit expenses:
As previously reported	$27,902	$27,471	$33,203	$29,922	$26,921
As restated	$32,821	$31,704	$36,966	$33,814	$30,679
Income tax benefit (expense) from continuing operations:
As previously reported	$(3,022)	$(2,667)	$(896)	$1,132	$(3,288)
As restated	$(2,433)	$(2,667)	$(896)	$1,132	$(3,288)
Net earnings (loss):
As previously reported	$(7,593)	$(5,934)	$(7,247)	$(1,021)	$762
As restated	$(12,698)	$(10,283)	$(11,108)	$(4,995)	$(2,996)
Effect on per share amounts :
Basic, as previously reported	$(1.14)	$(0.93)	$(1.11)	$(0.36)	$(0.13)
Basic, as restated	$(1.72)	$(1.45)	$(1.59)	$(0.87)	$(0.63)
Diluted, as previously reported	$(1.14)	$(0.93)	$(1.11)	$(0.36)	$(0.13)
Diluted, as restated	$(1.72)	$(1.45)	$(1.59)	$(0.87)	$(0.63)

The following table sets forth the effects of the restatement on affected line items within our previously reported Statements of Operations for each of the quarters in the year 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Effects on Quarterly Statements of Operations
Selling and administrative expenses:
As previously reported	$9,426	$9,854	$11,773	$11,800
As restated	$9,498	$9,972	$12,141	$12,017
Heritage health benefit expenses:
As previously reported	$7,024	$7,076	$5,862	$7,940
As restated	$8,254	$8,306	$7,091	$9,170
Income tax expense:
As previously reported	$(277)	$(243)	$(213)	$(2,289)
As restated	$(277)	$(243)	$(213)	$(1,700)
Change in net earnings (loss):
As previously reported	$5,789	$(2,890)	$(379)	$(10,113)
As restated	$4,487	$(4,238)	$(1,978)	$(10,969)
Effect on per share amounts :
Basic, as previously reported	$0.63	$(0.44)	$(0.11)	$(1.17)
Basic, as restated	$0.48	$(0.60)	$(0.29)	$(1.27)
Diluted, as previously reported	$0.60	$(0.44)	$(0.11)	$(1.17)
Diluted, as restated	$0.45	$(0.60)	$(0.29)	$(1.27)

The following table sets forth the effects of the restatement on affected line items within our previously reported Statements of Operations for each of the quarters in the year 2005:

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands; except per share data)

Effects on Quarterly Statements of Operations
Selling and administrative expenses:
As previously reported	$6,334	$8,531	$9,195	$11,096
As restated	$6,363	$8,560	$9,224	$11,125
Heritage health benefit expenses:
As previously reported	$7,772	$7,810	$7,015	$4,874
As restated	$8,830	$8,868	$8,073	$5,933
Change in net earnings (loss):
As previously reported	$2,692	$(6,299)	$(7,424)	$5,097
As restated	$1,605	$(7,386)	$(8,511)	$4,009
Effect on per share amounts :
Basic, as previously reported	$0.28	$(0.81)	$(0.95)	$0.56
Basic, as restated	$0.14	$(0.95)	$(1.08)	$0.43
Diluted, as previously reported	$0.25	$(0.81)	$(0.95)	$0.52
Diluted, as restated	$0.13	$(0.95)	$(1.08)	$0.40

Forward-Looking Disclaimer

Please keep in mind the Forward-Looking Disclaimer on page 5 in mind as you review the following discussion and analysis.

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

Revenues and expenses

In 2006, we generated $5.1 million of operating income, of which $33.4 million came from coal operations, $12.3 million from independent power operations, offset by $32.8 million of expenses attributable to our heritage segment and $7.7 million of expenses from our corporate segment.

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

During 2006 we believe we remediated four of the five material weaknesses that were identified in 2005 and 2006, in connection with the preparation of the 2005 Form 10-K and Amendment No. 1 to our 2005 Form 10-K. Subsequent to December 31, 2006, we plan to remediate the material weaknesses reported in Item 9A as of that date as well as the two additional material weaknesses identified with the filing of this Amendment No. 2 to our 2006 Form 10-K. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements. See Item 1A, “Risk Factors.”

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

Postretirement Benefits and Pension Obligations

Our most significant long-term obligations are the obligations to provide postretirement medical benefits, pension benefits, workers’ compensation and pneumoconiosis (black lung) benefits. We provide these benefits to our current and former employees and their dependents. See Notes 8 and 9 of the Consolidated Financial Statements for more information about the assumptions and estimates associated with these obligations.

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

The effect of a one percent change on our health care cost trend rate on our postretirement medical periodic costs and benefit obligations is summarized in the table below:

	Postretirement Benefits
	1% Increase	1% Decrease
	(As restated, note 2)
	(In thousands)

Effect on service and interest cost components	$1,954	$(1,643)
Effect on postretirement benefit obligation	31,610	(26,679)

In order to estimate the total cost of our obligation to provide medical benefits, we must make a judgment about the rate of inflation in medical costs. As our estimate of the rate of inflation of medical costs increases, our calculation of the total cost of providing these benefits increases. We have assumed that health care costs would increase by 10.0% in 2007 and that this rate of increase would decrease by 1% per year to 5.0% per year in 2012 and beyond. If the rate of inflation in medical costs were 1.0% higher per year, we estimate that our total obligation to provide postretirement medical benefits would increase by $31.6 million.

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

See Note 11 to the Consolidated Financial Statements for current information about these obligations, costs and reserve estimates.

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

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	After 2011
	(As Restated, note 2)

Contractual Obligations and Commitments
Westmoreland Mining term debt(1)	91,600	12,000	44,600	11,500	11,500	12,000	—
ROVA term debt(2)	158,003	27,696	32,269	31,232	15,306	8,500	43,000
ROVA acquisition debt	35,000	35,000	—	—	—	—	—
Other debt	16,474	1,311	14,011	770	382	—	—
Interest on debt(3)	69,851	22,016	16,135	9,552	7,340	5,337	9,471
Operating leases	7,498	4,613	1,855	1,014	16	—	—
Workers’ compensation	9,538	949	895	837	785	736	5,336
Combined Benefit Fund (Multiemployer plan)(4)	33,229	3,613	3,383	3,158	2,936	2,733	17,406
Postretirement medical benefits(5)	300,066	16,968	19,046	19,988	20,790	21,244	202,030
Qualified pension benefits(6)	67,411	4,140	2,626	6,270	4,435	3,369	46,571
SERP benefits(7)	2,506	76	74	71	68	255	1,962
Black lung benefits	14,902	1,987	1,488	1,440	1,387	1,330	7,270
Reclamation costs(8)	488,437	10,543	11,110	16,640	14,077	15,380	420,687
ROVA coal supply agreement(9)	217,160	26,488	26,488	26,488	26,488	26,488	84,720

(1)	At December 31, 2006, Westmoreland Mining had deposited $25.4 million in two restricted accounts as collateral against these obligations.

(2)	At December 31, 2006, ROVA had deposited $28.1 million in a restricted debt account as collateral against these obligations.

(3)	In calculating the amount of interest on debt, we have assumed that the interest rates applicable to our floating rate debt would not increase or decrease from the rates in effect at December 31, 2006.

(4)	We have not accrued the present value of this obligation, because this plan is a multiemployer plan. We expense our premium payments when due.

(5)	The table presents our estimate of our discounted benefit obligation.

(6)	The fair value of plan assets at December 31, 2006 was $47 million. The obligations shown above are our expected contributions to the plan assets.

(7)	The table presents our estimate of our discounted benefit obligations.

(8)	The table presents our estimate of the undiscounted cost for final reclamation. The accrued liability of $184.1 million as of December 31, 2006 will increase in present value as mine closures draw nearer. The accrued liability does not consider the contractual obligations at December 31, 2006, of our customers and of Washington Group, the contract miner at the Absaloka Mine to perform reclamation. Effective March 30, 2007, WRI acquired the contract to mine the Absaloka Mine, and assumed the final reclamation obligation. We estimate that the present value of Washington Group’s receivable that we assumed is $11.6 million, and the receivables of our other customers total $30.4 million. The accrued liability also does not reflect $62.5 million held in escrow as of December 31, 2006 from contributions by customers for reclamation of the Rosebud Mine, or $1.2 million in restricted cash for reclamation of other mines. In addition, the Absaloka contract mine operator is funding a separate reclamation escrow account which has a balance of approximately $6.5 million as of December 31, 2006. We estimate that the present value of our net obligation for final reclamation of our mines — that is, the costs of final reclamation that are not the contractual responsibilities of others — is $142.1 million at December 31, 2006. Responsibility for these amounts may change in certain circumstances. For example, at the Jewett Mine, if there is a cessation of mining the customer assumes responsibility for all reclamation. At December 31, 2006, if there had been a cessation of mining, the customer would have assumed responsibility for approximately $37.1 million (on a present value basis) of the reclamation obligation that is currently the responsibility of the Company.

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

In our historical financial statements, earnings from our original 50% interest in ROVA appeared as Independent power projects-equity in earnings because ROVA was an equity method affiliate. Because we now own 100% of ROVA, it is now fully consolidated in our financial statements. The pro forma impact of our ownership of 100% of ROVA is shown in our Form 8-K/A filed with the Securities and Exchange Commission on November 6, 2006. On a pro forma basis, if the ROVA transaction had occurred on January 1, 2005, the net loss attributable to common stockholders for 2005 would have increased to approximately $31.0 million compared to the net loss reported in the historical financial statements of $10.3 million. If the ROVA transaction had occurred on January 1, 2006, the net loss applicable to common shareholders for 2006 would have been $23.5 million. The pro forma financial statements included in the Form 8-K/A include pro forma adjustments to reflect the recognition of capacity charges under the power sales agreements ratably over the term of the agreements, adjustments to reflect interest expense on debt incurred to finance the acquisition, and adjustments to reflect depreciation and amortization on the adjusted basis in the asset and liabilities acquired. For more information, please see our Form 8-K/A.

Substantial debt was incurred to finance ROVA’s development. Westmoreland Partners, which owns ROVA, is required to make principal payments on its indebtedness of $27.7 million in 2007, $32.3 million in 2008, $31.2 million in 2009, $15.3 million in 2010, and $51.5 million from 2011 through 2015, when ROVA’s project debt is completely repaid.

We incurred $35.0 million of indebtedness to fund the ROVA acquisition. For more information about this indebtedness, see Notes 3 and 7 to our Consolidated Financial Statements.

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

One of the alternatives available to us is to repay the $30.0 million bridge loan used to acquire ROVA with proceeds from an equity offering. Repaying this bridge loan would provide us access to the anticipated semi-annual cash distributions from ROVA which are currently required to be applied to the principal and interest payments on the $30.0 million bridge loan. If we are unable to repay or refinance the bridge loan, we have the option to extend the term of that loan to four years. If we elect to extend the loan beyond its initial one-year term, the Company will be required to issue warrants to the lender to purchase 150,000 shares of our common stock at a premium of 15% to the then current stock price. These warrants would be exercisable for a three-year period from the date of issuance. If the term of the loan is extended, all cash distributions from ROVA would continue to be required to be applied to the principal and interest payments on the loan through its term.

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

Factors Affecting our Liquidity

Our heritage health benefit costs consist primarily of payments for post retirement medical and workers’ compensation benefits. We are also obligated for employee pension and pneumoconiosis benefits. It is important to note that retiree health benefit costs are directly affected by increases in medical service, prescription drug costs and mortality rates. The most recent actuarial valuations of our heritage health benefits obligations, which pertain primarily to former employees who worked in our Eastern mines and are guaranteed life-time benefits under the federal Coal Act, indicated that our 2007 heritage health benefit payments would increase annually through 2011 and then decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines. In 2006, we paid $18.0 million for postretirement benefit expenses, $3.6 million for CBF premiums and $0.9 million for workers’ compensation benefits and received $1.3 million in offsetting Medicare D subsidies. In 2007, we expect to pay $18.8 million in cash costs for postretirement medical benefits and receive $1.8 million of offsetting federal subsidies. In 2007, we expect to make payments for Combined Benefit Fund premiums in the amount of $3.7 million and $1.0 million of payments for workers’ compensation benefits.

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

In June 2006, we acquired the 50% interest in ROVA that we did not previously own, which increased revenues and operating cash flow. This acquisition was funded with $35 million in debt as described in Note 3 to our consolidated financial statements. ROVA also has project-level debt which funded the original development of the power plants. The project-level debt requires semi-annual principal payments as described in Note 7 to the financial statements as well as ongoing interest payments. The acquisition debt requires approximately $0.7 million of interest payments each quarter. Should we elect to extend $30 million of the debt term to four years, we will make semi-annual principal payments of approximately $4.3 million, which would amount to substantially all of the cash distributions generated by ROVA over that term.

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

Cash Balances and Use of Credit

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

Historical Sources and Uses of Cash

Cash provided by operating activities was $33.2 million for 2006 compared with $28.8 million for 2005. The increase in net loss in 2006 reduced cash provided by operating activities by $2.4 million, which was offset by $9.3 million of increases in non-cash charges to income. Cash provided by operating activities includes $14.5 million invoiced under our power sales agreements, which has been recorded as deferred revenue. Cash distributions from independent power projects decreased $9.4 million in 2006, primarily because our ROVA distributions received after the acquisition were consolidated. Unscheduled maintenance outages at ROVA during late 2005 also decreased cash distributions from independent power projects in 2006. Changes in working capital increased cash provided by operating activities in 2006 by $5.8 million compared to an increase in cash provided from changes in working capital of $18.4 million in 2005.

Cash provided by operating activities was $28.8 million for 2005 compared with $9.5 million for 2004. Cash provided by operating activities increased in 2005 due to a decrease in the net loss of $0.8 million, an increase in net non-cash charges to income of $0.6 million, and an increase in cash distributions from independent power projects of $7.5 million. Changes in working capital increased cash provided by operating activities in 2005 by $18.4 million, compared to an increase of $8.1 million in 2004.

Our working capital deficit was $66.8 million at December 31, 2006 compared to $20.1 million at December 31, 2005. The increase in our working capital deficit resulted primarily from the $35.0 million short-term ROVA bridge financing, the consolidation of ROVA which had $28.2 million of negative working capital, and the elimination of $14.1 million in deferred overburden removal costs as the result of a change in accounting principle discussed in Note 4 to our Consolidated Financial Statements. This accounting change had no effect on cash flows.

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

We received $16.3 million of cash from our financing activities in 2006. This increase was primarily a result of $35.0 million of borrowings to finance the ROVA acquisition and was offset by the repayment of $25.6 million of long-term debt. Cash used in financing activities of $5.8 million in 2005 was primarily the result of $7.2 million in borrowings under our long-term debt and revolving lines of credit offset by $12.2 million used for the repayment of long-term debt. In March 2004, Westmoreland Mining entered into the add-on facility. This facility made $35.0 million available to us in 2004. The add-on facility permitted Westmoreland Mining to undertake significant capital projects, principally at the Rosebud and Jewett Mines, without adversely affecting cash available to Westmoreland Coal Company. The terms of the add-on facility permitted Westmoreland Mining to distribute this $35 million to Westmoreland Coal Company. Westmoreland Mining’s distributions of $3.5 million in 2006 and $9.1 million in 2005 represented the remainder available from the $35 million add-on facility.

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

Tons of coal sold decreased in 2006 by approximately 0.6 million tons from 2005. However, our coal revenues increased by approximately $32.5 million. Our tons sold decreased primarily as a result of reduced generation due to high hydroelectric availability and an extended planned outage at one of our Rosebud Mine’s primary customer’s plant. Tons sold at our other mines in 2006 did not differ significantly from 2005 tons sold. We were able to offset our decrease in tons sold by increasing our 2006 average price per ton approximately 12%. At the Rosebud and Beulah Mines, we achieved approximately 19% and 16% revenue per ton increases, respectively, as our coal sales contracts provided for pass-through adjustments for higher costs and we renewed an expiring contract at current market prices. At the Absaloka Mine, we achieved a 27% revenue per ton increase due to market price reopeners. Lastly, at the Jewett Mine, we received a 3% revenue per ton increase in 2006, as a result of the interim supply agreement negotiated in 2005.

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

The following table summarizes the power segment’s results for the years ended December 31, 2006 and 2005:

	2006	2005

WELLC’s share of ROVA earnings shown as equity in earnings	$7,315	$12,272
Ft. Lupton equity earnings	366	455

Total equity earnings	7,681	12,727

Energy revenue	47,904	—
Costs and expenses:
Cost of sales — energy	(31,381)	—
Depreciation, depletion, & amortization	(4,795)	(24)
Selling and administrative	(6,946)	(3,076)
Loss on sales of assets	(123)	—

Power segment revenue less costs & expenses	4,659	(3,100)

Independent power segment operating income	$12,340	9,627

(1)	The Company recorded $14.5 million in deferred revenue in 2006 related to capacity payments at ROVA.

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

Heritage

Our 2006 heritage costs increased by $1.2 million over 2005 expenses. Our black lung benefit recorded in 2006 was $0.4 million compared to a benefit of $3.1 million in 2005. The $3.1 million benefit in 2005 resulted from favorable actuarial projections which decreased our obligations. The change in the black lung benefit was partially offset by a decrease from 2005 to 2006 in our Combined Benefit Fund and workers’ compensation expenses. These costs decreased as a result of lower medical benefit and workers’ compensation costs driven by favorable 2006 trends in our health care expenses.

Corporate

Our corporate selling and administrative expenses increased by $5.1 million from 2005 to 2006. This increase resulted primarily from a $2.3 million increase in compensation expenses combined with increased personnel costs for the finance staff and the impact of the adoption of SFAS 123 R. Also, contributing to the increase in 2006, was a $1.3 million increase in professional fees, including costs of our 2005 financial statement restatement and a $0.9 million increase in information technology consulting fees for our systems implementation.

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

Heritage

Heritage health benefit expenses, exclusive of the cumulative effect of change in accounting principle associated with workers’ compensation, were $5.4 million lower in 2005 compared to 2004 due primarily to three factors:

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

These decreases were partially offset by a $1.1 million increase in our heritage health care benefits.

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
	(As Restated, note 2)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$26,738	$11,216
Receivables:
Trade	56,923	29,138
Other	6,017	7,330

	62,940	36,468
Inventories	24,484	17,576
Deferred overburden removal costs	—	14,090
Restricted cash	3,300	—
Excess of trust assets over pneumoconiosis benefit obligation	5,566	—
Other current assets	4,992	4,816

Total current assets	128,020	84,166

Property, plant and equipment:
Land and mineral rights	79,442	77,591
Capitalized asset retirement cost	143,655	122,561
Plant and equipment	350,414	127,063

	573,511	327,215
Less accumulated depreciation, depletion and amortization	142,059	116,058

Net property, plant and equipment	431,452	211,157
Investment in independent power projects	—	50,869
Excess of trust assets over pneumoconiosis benefit obligation, less current portion	2,266	7,463
Advanced coal royalties	3,982	3,874
Deferred overburden removal costs	—	2,717
Reclamation deposits	62,486	58,823
Restricted cash and bond collateral	66,353	34,563
Contractual third party reclamation receivables	41,938	31,615
Intangible assets	13,263	0
Other assets	11,622	10,624

Total Assets	$761,382	$495,871

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$76,803	$12,437
Accounts payable and accrued expenses:
Trade	54,603	33,307
Deferred revenue — current	886	583
Income taxes	4,180	2,293
Interest	2,907	—
Production taxes	23,589	19,609
Workers’ compensation	949	949
Pension and SERP obligations	76	76
Postretirement medical benefits	16,968	17,160
Asset retirement obligations	13,832	17,890

Total current liabilities	194,793	104,304

Long-term debt, less current installments	216,204	94,306
Revolving lines of credit	13,000	5,500
Workers’ compensation, less current portion	8,589	8,394
Postretirement medical costs, less current portion	283,098	144,762
Pension and SERP obligations, less current portion	22,815	16,095
Deferred revenue, less current portion	15,328	1,251
Asset retirement obligations, less current portion	170,230	140,517
Other liabilities	17,756	6,810
Minority interest	5,502	4,140
Commitments and contingent liabilities	—	—
Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; Issued and outstanding 160,130 shares at December 31, 2006 and 208,083 shares at December 31, 2005	160	205
Common stock of $2.50 par value
Authorized 20,000,000 shares; Issued and outstanding 9,014,078 shares at December 31, 2006 and 8,413,312 shares at December 31, 2005	22,535	21,033
Other paid-in capital	79,246	75,344
Accumulated other comprehensive loss	(139,424)	(11,409)
Accumulated deficit	(148,450)	(115,381)

Total shareholders’ deficit	(185,933)	(30,208)

Total Liabilities and Shareholders’ Deficit	$761,382	$495,871

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(As Restated, note 2)
	(In thousands)

Revenues:
Coal	$393,482	$361,017	$319,648
Energy	47,904	—	—
Independent power projects — equity in earnings	7,681	12,727	12,741

	449,067	373,744	332,389

Cost and expenses:
Cost of sales — coal	311,629	288,728	249,131
Cost of sales — energy	31,381	—	—
Depreciation, depletion and amortization	29,342	21,603	18,409
Selling and administrative	43,628	35,272	30,860
Heritage health benefit expenses	32,821	31,704	36,966
Loss (gain) on sales of assets	(4,785)	67	(77)

	444,016	377,374	335,289

Operating income (loss)	5,051	(3,630)	(2,900)
Other income (expense):
Interest expense	(19,234)	(10,948)	(10,966)
Interest income	6,089	3,523	3,811
Minority interest	(2,244)	(950)	(1,154)
Other income	73	1,727	997

	(15,316)	(6,648)	(7,312)

Loss before income taxes and cumulative effect of change in accounting principle	(10,265)	(10,278)	(10,212)
Income tax expense	(2,433)	(2,667)	(896)

Loss before cumulative effect of change in accounting principle	(12,698)	(12,945)	(11,108)
Cumulative effect of change in accounting principle	—	2,662	—

Net loss	(12,698)	(10,283)	(11,108)
Less preferred stock dividend requirements	1,585	1,744	1,744
Less premium on exchange of preferred stock for common stock	791	—	—

Net loss applicable to common shareholders	$(15,074)	$(12,027)	$(12,852)

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations — (Continued)

	Year Ended December 31,
	2006	2005	2004
	(As Restated, note 2)
	(In thousands, except per share data)

Net loss per share applicable to common shareholders before cumulative effect of change in accounting principle:
Basic	$(1.72)	$(1.77)	$(1.59)
Diluted	$(1.72)	$(1.77)	$(1.59)
Net income per share applicable to common shareholders from cumulative effect of change in accounting principle:
Basic	—	0.32	—
Diluted	—	0.30	—
Net loss per share applicable to common shareholders:
Basic	$(1.72)	$(1.45)	$(1.59)
Diluted	$(1.72)	$(1.45)	$(1.59)

Weighted average number of common shares outstanding
Basic	8,748	8,280	8,099
Diluted	9,105	8,868	8,662
Pro forma amounts assuming the change in accounting for workers’ compensation is applied retroactively:
Net loss applicable to common shareholders			$(12,028)
Net loss per share applicable to common shareholders:
Basic			$(1.49)
Diluted			$(1.49)

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
Years Ended December 31, 2004, 2005 and 2006

	Class A
	Convertible			Accumulated
	Exchangeable			Other		Total
	Preferred	Common	Other Paid-in	Comprehensive	Accumulated	Shareholders’
	Stock	Stock	Capital	Loss	Deficit	Equity (Deficit)
			(In thousands)

Balance at December 31, 2003 (205,083 preferred and 7,957,166 common shares outstanding) (As Restated, note 2)	$205	$19,893	$71,192	$(8,247)	$(92,432)	$(9,389)
Common stock issued as compensation (80,135 shares)	—	200	1,417	—	—	1,617
Common stock options exercised (131,300)	—	328	534	—	—	862
Dividends declared	—	—	—	—	(738)	(738)
Net loss (As Restated, note 2)	—	—	—	—	(11,108)	(11,108)
Minimum pension liability	—	—	—	(1,222)	—	(1,222)
Net unrealized gain on interest rate swap agreement	—	—	—	940	—	940

Comprehensive loss (As Restated, note 2)						(11,390)

Balance at December 31, 2004 (205,083 preferred and 8,168,601 common shares outstanding) (As Restated, note 2)	205	20,421	73,143	(8,529)	(104,278)	(19,038)
Common stock issued as compensation (72,863 shares)	—	183	1,536	—	—	1,719
Common stock options exercised (171,848 shares)	—	429	665	—	—	1,094
Dividends declared	—	—	—	—	(820)	(820)
Net loss (As Restated, note 2)	—	—	—	—	(10,283)	(10,283)
Minimum pension liability	—	—	—	(3,388)	—	(3,388)
Net unrealized gain on interest rate swap agreement	—	—	—	508	—	508

Comprehensive loss (As Restated, note 2)						(13,163)

Balance at December 31, 2005 (205,083 preferred shares and 8,413,312, common shares outstanding) (As Restated, note 2)	205	21,033	75,344	(11,409)	(115,381)	(30,208)
Common stock issued as compensation (89,939 shares)	—	225	2,339	—	—	2,564
Common stock options exercised (174,732 shares)	—	437	561	—	—	998
Dividends declared	—	—	—	—	(387)	(387)
Exchange of preferred shares for common stock (336,095 shares)	(45)	840	(4)	—	(791)	—
Cumulative effect of change in accounting for deferred overburden removal costs	—	—	—	—	(16,805)	(16,805)
Adjustment for funded status of pension and postretirement medical benefit plans upon adoption of SFAS 158 (As Restated, note 2)	—	—	—	(129,821)	—	(129,821)
Cumulative effect of adjustment upon adoption of SAB 108	—	—	—	—	(2,388)	(2,388)
Adjustment for stock appreciation rights previously classified as a liability upon adoption of SFAS 123(R)	—	—	1,006	—	—	1,006
Net loss (As Restated, note 2)	—	—	—		(12,698)	(12,698)
Minimum pension liability	—	—	—	1,744		1,744
Settlement of interest rate swap agreement	—	—	—	62	—	62

Comprehensive loss (As Restated, note 2)						(10,892)

Balance at December 31, 2006 (160,130 preferred shares and 9,014,078 common shares outstanding) (As Restated, note 2)	$160	$22,535	$79,246	$(139,424)	$(148,450)	$(185,933)

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(As Restated, note 2)
	(In thousands)

Cash flows from operating activities:
Net loss	$(12,698)	$(10,283)	$(11,108)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred power sales revenue	14,545	—	—
Cash distributions from independent power projects	1,307	10,702	3,227
Equity in earnings of independent power projects	(7,681)	(12,727)	(12,741)
Depreciation, depletion and amortization	29,342	21,603	18,409
Stock compensation expense	2,963	1,719	1,617
Loss (gain) on sales of assets	(4,785)	67	(77)
Minority interest	2,244	950	1,154
Cumulative effect of change in accounting principle	—	(2,662)	—
Amortization of intangible assets and liabilities	493	—	—
Amortization of debt origination cost	1,626	941	882
Changes in operating assets and liabilities:
Receivables, net	(15,679)	(7,891)	(66)
Inventories	(5,751)	(2,624)	(663)
Excess of trust assets over pneumoconiosis benefit obligation	(369)	(3,000)	1,771
Accounts payable and accrued expenses	16,204	11,748	561
Income tax payable	1,887	2,222	71
Accrual for workers’ compensation	195	1,071	1,456
Accrual for postretirement medical costs	13,105	10,226	7,322
Pension and SERP obligations	3,682	1,689	(250)
Other assets and liabilities	(7,462)	5,008	(2,075)

Net cash provided by operating activities	33,168	28,759	9,490

Cash flows from investing activities:
Additions to property, plant and equipment	(20,852)	(18,344)	(18,324)
Change in restricted cash and bond collateral and reclamation deposits	(10,527)	(5,143)	(10,488)
ROVA acquisition, net of cash resulting from the ROVA consolidation of $21.9 million	(7,714)	—	—
Net proceeds from sales of assets	5,171	641	311

Net cash used in investing activities	(33,922)	(22,846)	(28,501)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	—	1,712	34,104
Repayment of long-term debt	(25,570)	(12,228)	(11,679)
Net borrowings (repayments) on revolving lines of credit	42,115	5,500	(500)
Exercise of stock options	998	1,094	862
Dividends paid to minority shareholder of subsidiary	(880)	(1,080)	(1,180)
Dividends paid on preferred shares	(387)	(820)	(738)

Net cash provided by (used in) financing activities	16,276	(5,822)	20,869

Net increase in cash and cash equivalents	15,522	91	1,858
Cash and cash equivalents, beginning of year	11,216	11,125	9,267

Cash and cash equivalents, end of year	$26,738	$11,216	$11,125

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$16,649	$10,056	$9,629
Income taxes	713	446	552

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The major factors impacting the Company’s liquidity are: payments due on the term loan it entered into to acquire various operations and assets from Montana Power and Knife River in May, 2001 (see note 7); payments due on the acquisition debt associated with its purchase of the ROVA interest (see note 7); payments due for the buyout of the Washington Group International mining contract at WRI (see note 22), and additional capital expenditures the Company plans to make when it takes responsibility to operate the mine; cash collateral requirements for additional reclamation bonds in new mining areas; and payments for its heritage health benefit costs. Unforeseen changes in the Company’s ongoing business requirements could also impact its liquidity. The principal sources of cash flow to Westmoreland Coal Company are dividends from WRI, distributions from ROVA and from Westmoreland Mining subject to the provisions in their respective debt agreements and dividends from the subsidiaries that operate power plants.

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

One of the alternatives available to the Company is to refinance the $30.0 million bridge loan used to acquire ROVA with proceeds from an equity offering. Repaying this bridge loan would provide the Company access to the anticipated semi-annual cash distributions from ROVA which are currently required to be applied to the principal and interest payments due on the $30.0 million bridge loan. If the Company is unable to refinance the bridge loan, it has the option to extend the term of that loan to four years. If it elects to extend the loan beyond its initial one-year term, the Company will be required to issue warrants to the lender to purchase 150,000 shares of common stock at a premium of 15% to the then current stock price. These warrants would be exercisable for a three-year period from the date of issuance. If the term of the loan is extended, all cash distributions would continue to be required to be applied to the principal and interest payments on the loan through its term.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158. This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as assets or liabilities with a corresponding adjustment to accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006. Based on the Company’s unfunded obligations as of December 31, 2006, the Company’s assets decreased by approximately $4.5 million, and liabilities for pension and other postretirement benefit plans were increased by approximately $125.3 million, which resulted in an increase in shareholders’ deficit of approximately $129.8 million. The adoption of SFAS 158 will not affect the Company’s future pension and postretirement medical benefit expenses, as determined under the provisions of SFAS 106 and SFAS 87.

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

During 2006, the Company adopted SFAS 158 (as discussed in note 4) and recognized the underfunded status of its pension and postretirement benefit plans. Based on its unfunded obligations, the Company recorded an adjustment for its unfunded pension liability of $4.8 million and an unfunded postretirement benefit obligation of $125.0 million as a cumulative effect adjustment to accumulated other comprehensive loss in shareholder’s deficit.

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

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of other comprehensive loss for the years ending December 31, 2004, 2005, and 2006:

		Unfunded	Unrealized	Accumulated
	Unfunded	Postretirement	Gain (Loss) on	Other
	Pension	Benefit	Interest Rate	Comprehensive
	Liability	Obligation	Swap	Income (Loss)
	(As Restated, note 2)
	(In thousands)

Balance at January 1, 2004	$(6,737)	$—	$(1,510)	$(8,247)
Increase minimum pension liability	(1,222)	—	—	(1,222)
Unrealized gain (loss) on interest rate swap	—	—	940	940

Balance at December 31, 2004	(7,959)	—	(570)	(8,529)
Increase minimum pension liability	(3,388)	—	—	(3,388)
Unrealized gain (loss) on interest rate swap	—	—	508	508

Balance at December 31, 2005	(11,347)	—	(62)	(11,409)
Decrease minimum pension liability	1,744	—	—	1,744
Adjustment for funded status of pension and postretirement medical benefit plans upon adoption of SFAS 158	(4,782)	(125,039)	—	(129,821)
Unrealized gain (loss) on interest rate swap	—	—	62	62

Balance at December 31, 2006	$(14,385)	$(125,039)	$—	$(139,424)

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

The following is a summary of the securities that could potentially dilute basic earnings per share, but have been excluded from the computations of diluted income loss per share for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(Shares in thousands)

Outstanding SARs and options to purchase common stock and restricted stock excluded because the strike prices of the options exceeded the average price of common stock during the period	170	—	10
Other outstanding SARs and options to purchase common stock and restricted stock excluded because the impact would have been anti-dilutive	946	1,166	1,062

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

2.	RESTATEMENT

The Company is filing this second amendment to its 2006 Annual Report on Form 10-K to restate its consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004. The consolidated balance sheets and statements of operations have been restated to correct errors in the amounts recorded for the Company’s postretirement medical benefit obligations and related expenses, accounting for stock based compensation, and accounting for income taxes. The restatement adjustments had no effect on the cash flows of the Company for any of the periods presented.

Postretirement Medical Benefit Obligations

The Company identified two groups of individuals that were omitted from the census data used by its actuaries to calculate the Company’s liability for one of its postretirement medical benefit plans. These omissions principally resulted from two errors:

1) The Company was signatory to the 1993 Wage Agreement with the United Mine Workers of America (UMWA), which covered employees who worked for the Company in the period 1993 through 1998. During this period, the Company sold or discontinued all of its mining operations covered by the 1993 Wage Agreement. The Company believed at the time that it was only responsible to provide life-time medical benefits to employees who met all retirement eligibility criteria during the term of the 1993 Wage Agreement, including attaining retirement age while working for the Company. In 1997, the Company removed from the census information used by its actuaries to calculate the Company’s postretirement medical benefits obligations those former employees who would not meet all eligibility criteria prior to the expiration of the 1993 Wage Agreement in 1998 and recorded a curtailment gain.

In 1998, during negotiations with the UMWA related to the dismissal of the Company’s bankruptcy case, the Company agreed to continue providing benefits to former employees who were covered by the individual employer plan established under the 1993 Wage Agreement. The Company agreed to provide benefits to these employees for a five year period and thereafter until a court of competent jurisdiction ruled that the Company could terminate these benefits. The Company therefore included in its 1998

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

financial statements the estimated cost of providing benefits to these former employees for a period of five years ending in 2003.

However, in 2001, in a United States District Court case involving an employer other than Westmoreland, the court ruled that the employer was obligated to provide lifetime health benefits to employees who had not reached age 55 but were otherwise entitled to lifetime health benefits under the 1993 Wage Agreement. The court decision obligated the employer in that case to provide lifetime health benefits to the individuals who worked under the 1993 Wage Agreement when those individuals met all eligibility criteria to receive benefits (including attaining age 55). While the Company was not party to that case, the court in that case was interpreting the same contract to which the Company was party. The Company failed to take into account the possible precedential effect of this 2001 decision, or the possibility that a court considering a claim by the Company would be persuaded by the reasoning of this 2001 decision, and failed to adjust the postretirement actuarial calculations of its medical benefit obligations accordingly. The Company also failed to take into account the effect of this court decision on another plan that the Company had assumed in connection with an acquisition. The Company had previously been contesting the eligibility of certain former employees covered by a similar plan.

As a result of this error, 172 former employees were omitted from the census data used by the actuaries to calculate the Company’s liability for postretirement medical benefit costs at December 31, 2006.

2) In 2006, the census data used in the actuarial calculations for the Company’s postretirement medical benefit liability also failed to include 26 individuals who are eligible for lifetime medical benefits under the Company’s 1993 Plan. The census information for these individuals was inadvertently omitted from the actuarial calculations of the accumulated benefit obligation and related postretirement benefit obligation recorded at December 31, 2006 and the amount of expense recorded for the year ended December 31, 2006. These 26 individuals have met all retirement eligibility criteria and have qualified for postretirement medical benefits. These beneficiaries were previously included in the census data used to make the actuarial calculations for the Company’s postretirement medical benefit obligations at December 31, 2005, and in prior years.

3) In connection with the Company’s review of the census data for all of its postretirement benefit plans, the Company determined that it had omitted 33 additional participants in its postretirement medical benefit plans.

With this restatement, the Company has now included in its postretirement medical benefit liability at December 31, 2006 an actuarially determined obligation for these 231 current or former employees.

The first error was discovered by the Company’s actuaries and management during a review of one of the Company’s postretirement plans. The remaining errors were discovered after the Company undertook a comprehensive review of the census data for all of its plans. The errors resulted in an understatement of the Company’s net loss of $5.0 million, $4.3 million, and $3.9 million for the years ending December 31, 2006, 2005, and 2004, respectively, and an understatement of the Company’s liability for postretirement medical benefit costs of $59.7 million and $20.0 million at December 31, 2006 and 2005, respectively.

Stock Based Compensation Expense

The Company also identified an error in the calculation of its stock based compensation expense. The Company failed to properly account for an incentive compensation plan, which is based in part on the market price of the Company’s common stock, under SFAS 123R, “Share-Based Payment”. The error resulted in an understatement of the Company’s stock compensation expense and net loss of $0.7 million in 2006.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Income Tax Expense

The Company also identified an error in the calculation of its state income taxes. The error resulted in an overstatement of the Company’s income tax expense of $0.6 million in 2006.

The following table shows the adjustments to the originally filed consolidated statements of operations to correct the errors described above:

	For Years Ended December 31,
	2006	2005	2004
		(In thousands)

Net loss applicable to common shareholders, as previously reported	$(9,969)	$(7,678)	$(8,991)
Increase in heritage health benefit expenses related to the 2001 court decision	(3,708)	(4,233)	(3,763)
Increase in heritage health benefit expenses related to an error in 2006 census data	(1,211)	—	—
Increase in selling and administrative expenses related to other census data errors	(122)	(116)	(98)
Increase in stock compensation expense related to stock based incentive plan	(653)	—	—
Decrease in income tax expense related to an error in the state income tax calculation	589	—	—

Total adjustments	(5,105)	(4,349)	(3,861)

Net loss applicable to common shareholders, as restated	$(15,074)	$(12,027)	$(12,852)

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table shows the impact of the restatement adjustments on the previously reported consolidated statements of operations for the years ended December 31, 2006, 2005, and 2004:

	Years Ended December 31,
	2006		2005		2004
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands; except per share data)

Consolidated Statement of Operations
Selling and administrative expenses	$42,853	$43,628	$35,156	$35,272	$30,762	$30,860
Heritage health benefit expenses	27,902	32,821	27,471	31,704	33,203	36,966
Operating income (loss)	10,745	5,051	719	(3,630)	961	(2,900)
Loss before income taxes and cumulative effect of change in accounting principle	(4,571)	(10,265)	(5,929)	(10,278)	(6,351)	(10,212)
Income tax expense from continuing operations	(3,022)	(2,433)	(2,667)	(2,667)	(896)	(896)
Net loss before cumulative effect of change in accounting principle	(7,593)	(12,698)	(8,596)	(12,945)	(7,247)	(11,108)
Net loss	(7,593)	(12,698)	(5,934)	(10,283)	(7,247)	(11,108)
Net loss applicable to common shareholders	(9,969)	(15,074)	(7,678)	(12,027)	(8,991)	(12,852)
Net loss per share applicable to common shareholders before cumulative effect of change in accounting principle:
Basic earnings per share	$(1.14)	$(1.72)	$(1.25)	$(1.77)	$(1.11)	$(1.59)
Diluted earnings per share	(1.14)	(1.72)	(1.25)	(1.77)	(1.11)	(1.59)
Net loss per share applicable to common shareholders:
Basic earnings per share	$(1.14)	$(1.72)	$(0.93)	$(1.45)	$(1.11)	$(1.59)
Diluted earnings per share	(1.14)	(1.72)	(0.93)	(1.45)	(1.11)	(1.59)

The following table shows the impact of the restatement adjustments on the previously reported consolidated balance sheets as of December 31, 2006 and 2005:

	December 31,
	2006		2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
		(In thousands)

Consolidated Balance Sheet
Income taxes	$4,769	$4,180	$2,293	$2,293
Postretirement medical benefits, current portion	16,968	16,968	17,160	17,160
Total current liabilities	195,382	194,793	104,304	104,304
Postretirement medical costs, less current portion	223,414	283,098	124,746	144,762
Other liabilities	17,103	17,756	6,810	6,810
Total liabilities	887,567	947,315	506,063	526,079

Accumulated other comprehensive loss	(104,797)	(139,424)	(11,409)	(11,409)
Accumulated deficit	(123,329)	(148,450)	(95,365)	(115,381)
Total shareholders’ deficit	(126,185)	(185,933)	(10,192)	(30,208)

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following tables show the adjustments to the originally filed quarterly unaudited consolidated statements of operations for 2006 and 2005 to correct the errors described above:

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands)
	(Unaudited)

Net income (loss) applicable to common shareholders, as previously reported	$5,353	$(3,827)	$(961)	$(10,534)	$(9,969)
Increase in heritage health benefit expenses related to the 2001 court decision	(927)	(927)	(927)	(927)	(3,708)
Increase in heritage health benefit expenses related to an error in 2006 census data	(303)	(303)	(303)	(302)	(1,211)
Increase in selling and administrative expenses related to other census data errors	(30)	(31)	(30)	(31)	(122)
Increase in stock compensation expense related to stock based incentive plan	(42)	(87)	(339)	(185)	(653)
Decrease in income tax expense related to an error in the state income tax calculation				589	589

Total adjustments	(1,302)	(1,348)	(1,599)	(856)	(5,105)

Net income (loss) applicable to common shareholders, as restated	$4,051	$(5,175)	$(2,560)	$(11,390)	$(15,074)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands)
	(Unaudited)

Net income (loss) applicable to common shareholders, as previously reported	$2,256	$(6,735)	$(7,860)	$4,661	$(7,678)
Increase in heritage health benefit expenses related to the 2001 court decision	(1,058)	(1,058)	(1,058)	(1,059)	(4,233)
Increase in selling and administrative expenses related to other census data errors	(29)	(29)	(29)	(29)	(116)

Total adjustments	(1,087)	(1,087)	(1,087)	(1,088)	(4,349)

Net income (loss) applicable to common shareholders, as restated	$1,169	$(7,822)	$(8,947)	$3,573	$(12,027)

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following tables show the impact of the restatement adjustments on the previously reported unaudited quarterly financial information for the year ended December 31, 2006:

	2006
	First Quarter		Second Quarter
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(In thousands; except per share data)
	(Unaudited)

Consolidated Statement of Operations
Selling and administrative expenses	$9,426	$9,498	$9,854	$9,972
Heritage health benefit expenses	7,024	8,254	7,076	8,307
Operating income (loss)	7,873	6,571	(643)	(1,991)
Income (loss) before income taxes	6,066	4,764	(2,647)	(3,996)
Income tax expense	(277)	(277)	(243)	(243)
Net income (loss)	5,789	4,487	(2,890)	(4,239)
Net income (loss) applicable to common shareholders	5,353	4,051	(3,827)	(5,175)
Net income (loss) per share applicable to common shareholders:
Basic earnings per share	$0.63	$0.48	$(0.44)	$(0.60)
Diluted earnings per share	0.60	0.45	(0.44)	(0.60)

	2006
	Third Quarter		Fourth Quarter
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(In thousands; except per share data)
	(Unaudited)

Consolidated Statement of Operations
Selling and administrative expenses	$11,773	$12,141	$11,800	$12,017
Heritage health benefit expenses	5,862	7,092	7,940	9,170
Operating income (loss)	5,152	3,553	(1,637)	(3,082)
Loss before income taxes	(166)	(1,765)	(7,824)	(9,269)
Income tax expense	(213)	(213)	(2,289)	(1,700)
Net loss	(379)	(1,978)	(10,113)	(10,969)
Net loss applicable to common shareholders	(961)	(2,560)	(10,534)	(11,390)
Net loss per share applicable to common shareholders:
Basic earnings per share	$(0.11)	$(0.29)	$(1.17)	$(1.27)
Diluted earnings per share	(0.11)	(0.29)	(1.17)	(1.27)

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following tables show the impact of the restatement adjustments on the previously reported unaudited quarterly financial information for the year ended December 31, 2005:

	2005
	First Quarter		Second Quarter
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(In thousands; except per share data)
	(Unaudited)

Consolidated Statement of Operations
Selling and administrative expenses	$6,334	$6,363	$8,531	$8,560
Heritage health benefit expenses	7,772	8,830	7,810	8,868
Operating income (loss)	3,724	2,637	(4,441)	(5,528)
Income (loss) before income taxes and cumulative effect of change in accounting principle	1,522	435	(6,163)	(7,250)
Net income (loss) before cumulative effect of change in accounting principle	30	(1,057)	(6,299)	(7,386)
Net income (loss)	2,692	1,605	(6,299)	(7,386)
Net income (loss) applicable to common shareholders	2,256	1,169	(6,735)	(7,822)
Net loss per share applicable to common shareholders before cumulative effect of change in accounting principle:
Basic earnings per share	$(0.05)	$(0.18)	$(0.81)	$(0.95)
Diluted earnings per share	(0.05)	(0.18)	(0.81)	(0.95)
Net income (loss) per share applicable to common shareholders:
Basic earnings per share	$0.28	$0.14	$(0.81)	$(0.95)
Diluted earnings per share	0.25	0.13	(0.81)	(0.95)

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2005
	Third Quarter		Fourth Quarter
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(In thousands; except per share data)
	(Unaudited)

Consolidated Statement of Operations
Selling and administrative expenses	$9,195	$9,224	$11,096	$11,125
Heritage health benefit expenses	7,015	8,073	4,874	5,933
Operating income (loss)	(4,382)	(5,469)	5,818	4,730
Income (loss) before income taxes and cumulative effect of change in accounting principle	(6,056)	(7,143)	4,768	3,680
Net income (loss) before cumulative effect of change in accounting principle	(7,424)	(8,511)	5,097	4,009
Net income (loss)	(7,424)	(8,511)	5,097	4,009
Net income (loss) applicable to common shareholders	(7,860)	(8,947)	4,661	3,573
Net income (loss) per share applicable to common shareholders before cumulative effect of change in accounting principle:
Basic earnings per share	$(0.95)	$(1.08)	$0.56	$0.43
Diluted earnings per share	(0.95)	(1.08)	0.52	0.40
Net income (loss) per share applicable to common shareholders:
Basic earnings per share	$(0.95)	$(1.08)	$0.56	$0.43
Diluted earnings per share	(0.95)	(1.08)	0.52	0.40

3.	ROVA ACQUISITION

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

The Company financed the acquisition and the deposit to the debt protection account with a $30 million bridge loan facility from SOF Investments, L.P. (“SOF”), a $5 million term loan with First Interstate Bank, and with corporate funds (see Note 7).

As a result of the acquisition, the accounts of ROVA have been included in the consolidated balance sheet beginning on June 30, 2006. For financial reporting purposes, the acquisition is deemed to have occurred on June 30, 2006, and ROVA’s results of operations have been consolidated with the Company’s beginning July 1,

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Purchase Price Allocations

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

Assets
Cash	$21,901
Accounts receivable	10,794
Inventory	1,157
Property, plant, and equipment	205,720
Restricted assets	28,226
Intangible assets	14,266
Other assets	3,261

Total assets	285,325
Liabilities
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

The following table summarizes the consolidated pro forma results of operations for the combined companies for the years ended December 31, 2006 and 2005 had the ROVA acquisition taken place at the beginning of those periods (in thousands, except per share data):

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
	(As Restated, note 2)
	(In thousands)

Revenues	$483,205	$443,148
Income (loss) from operations	4,057	(7,475)
Net loss applicable to common shareholders	(23,509)	(31,011)
Earnings (loss) per share:
Basic	$(2.68)	$(3.74)
Diluted	$(2.68)	$(3.74)

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

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

4.	CHANGES IN ACCOUNTING PRINCIPLES

In September 2006, the FASB issued SFAS No. 158, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as assets or liabilities with a corresponding adjustment to accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic benefit cost. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006. Based on the Company’s unfunded obligations as of December 31, 2006, the Company’s assets decreased by approximately $4.5 million, and liabilities for pension and other postretirement benefit plans increased by approximately $125.3 million, resulting in an increase in shareholders’ deficit of approximately $129.8 million. The adoption of SFAS 158 will not affect the Company’s future pension and postretirement medical benefit expenses, as determined under the provisions of SFAS 106 and SFAS 87.

The following is a summary of the effect of the adoption of SFAS 158 on the Company’s Balance Sheet as of December 31, 2006 (in thousands):

	Before
	Adopting	Adjustments to	After Adopting
	SFAS 158	Adopt SFAS 158	SFAS 158
	(As restated, note 2)
	Increase/Decrease

ASSETS
Pension assets — noncurrent	$4,469	$(4,469)	$—

LIABILITIES
Postretirement medical costs — current	16,968	—	16,968
Pension and SERP obligations — current	76	—	76
Postretirement medical costs — noncurrent	158,059	125,039	283,098
Pension and SERP obligations — noncurrent	22,502	313	22,815

SHAREHOLDER’S DEFICIT
Accumulated other comprehensive loss	9,603	129,821	139,424

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Recognition of Revenue Under Power Sales Agreements

In connection with the acquisition of the remaining 50% interest in ROVA, the Company has applied the provisions of EITF 01-08, “Determining Whether an Arrangement Contains a Lease” (see Note 3) to two power sales agreements. A portion of the capacity payments under ROVA’s two power sales agreements are considered to be operating leases under EITF 01-08. Under both agreements, ROVA invoices and collects the capacity payments based on kilowatt hours produced if the units are dispatched or for the kilowatt hours of available capacity if the units are not fully dispatched. Under the power sales agreement for ROVA II, ROVA also collects capacity payments during periods of scheduled outages based on the kilowatt hours of dependable capacity of the unit. The capacity payments that ROVA invoices and collects are higher in the first 15 years of the power sales agreements (through 2009 for ROVA I and 2010 for ROVA II), but decrease for the remaining 10 years of the agreements due to a reduction in the rate paid per MW hour of capacity. Effective July 1, 2006, the Company is recognizing amounts invoiced under the power sales agreements as revenue on a pro rata basis, based on the weighted average per kilowatt hour capacity payments estimated to be received over the remaining term of the power sales agreements. Under this method of recognizing revenue, $14.5 million of amounts invoiced during 2006 have been deferred from recognition until 2010 and beyond.

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

The Company adopted SFAS No. 123(R) on January 1, 2006, as prescribed, using the modified prospective method. Accordingly, compensation expense for all newly granted stock options and stock appreciation rights and awards modified, repurchased, or cancelled after January 1, 2006 is being recognized ratably over the vesting period based on the fair value of the awards at the date of grant. Compensation expense for performance units awarded is also being recognized over the vesting period based on the fair value of the units, as adjusted at the end of each reporting period.

Compensation expense for the unvested portion of stock option awards that were outstanding as of January 1, 2006 is being recognized ratably over the remaining vesting period, based on the fair value of the awards at date of grant as calculated for the pro forma disclosure under SFAS No. 123. See Note 13 “Incentive Stock Options and Stock Appreciation Rights”.

There was no cumulative effect adjustment recorded in the Company’s Statement of Operations for the change in accounting related to the adoption of SFAS 123(R) as the effect was insignificant. The adoption of

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

SFAS 123 (R) had the effect of increasing the net loss for the year ended December 31, 2006 by approximately $1.3 million.

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

5.	INVESTMENT IN INDEPENDENT POWER PLANTS

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

Prior to the acquisition of the remaining ownership interest in ROVA in 2006, the Company owned a 50% interest in ROVA. The following is a summary of ROVA’s balance sheet as of December 31, 2005 and its results of operations for the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004:

ROVA Balance Sheet December 31,	2005
(In thousands)

Assets
Current assets	$46,458
Property, plant and equipment, net	228,323
Other assets	25,872

Total assets	$300,653

Liabilities and equity
Current liabilities	$45,482
Long-term debt and other liabilities	158,002
Other Liabilities	526
Equity	96,643

Total liabilities and equity	$300,653

WELLC’s share of equity	$50,869

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Income Statements
Six Months Ended June 30, 2006 and
Years Ended December 31, 2005 & 2004	2006	2005	2004
	(In thousands)

Revenues	$55,104	$109,991	$112,669
Operating Income	20,136	36,899	38,665
Net Income	14,512	24,396	25,063

WELLC’s share of earnings	$7,315	$12,272	$12,559

The results of operations for 2006 include the period from January 1, 2006 to June 30, 2006. Thereafter, the results of operations of ROVA are consolidated.

6.  RESTRICTED CASH AND BOND COLLATERAL

The Company’s restricted cash and bond collateral consist of the following:

	Restricted Cash and Bond Collateral
	December 31, 2006	December 31, 2005
	(In thousands)

Corporate:
Workers’ compensation bonds	$5,512	$5,349
Postretirement health benefit bonds	4,436	4,225
Coal Segment:
Westmoreland Mining — debt reserve account	10,312	10,018
Westmoreland Mining — prepayment account	15,123	12,217
Reclamation bond collateral:
Absaloka Mine	3,702	1,613
Jewett Mine	1,057	1,000
Rosebud Mine	89	71
Beulah Mine	71	70
ROVA:
Debt protection account	28,141	—
Ash reserve account	627	—
Repairs and maintenance account	583	—

Total restricted cash & bond collateral	69,653	34,563
Less current portion	(3,300)	—

Total restricted cash and bond collateral, less current portion	$66,353	$34,563

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

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

7.	LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding at December 31, 2006 and 2005 under the Company’s lines of credit and long-term debt consist of the following:

	Current Portion of Debt		Total Debt Outstanding
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
		(In thousands)

Corporate debt:
Revolving line of credit	$—	$—	$8,500	$5,500
Westmoreland Mining debt:
Revolving line of credit	—	—	4,500	—
Westmoreland Mining term debt:
Series B Notes	12,000	11,300	56,600	67,900
Series C Notes	—	—	20,375	20,375
Series D Notes	—	—	14,625	14,625
Other term debt	1,311	1,137	3,474	3,843
ROVA debt:
ROVA acquisition bridge loan	30,000	—	30,000	—
ROVA acquisition term loan	5,000	—	5,000	—
ROVA term debt	28,492	—	162,933	—

Total debt outstanding	$76,803	$12,437	$306,007	$112,243

The ROVA current and total term debt includes debt premiums of $0.8 million and $4.9 million, respectively.

The maturities of all long-term debt and the revolving credit facilities outstanding at December 31, 2006 are (in thousands):

2007	$76,008
2008	90,880
2009	43,502
2010	27,187
2011	20,500
Thereafter	43,000

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

The Company engages in leasing transactions for equipment utilized in operations. Certain leases at the Rosebud Mine qualify as capital leases and were recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the leases. The present value of these lease payments at December 31, 2006 and 2005 was $3.2 million and $3.4 million respectively, at a weighted average interest rate of 6.12% and 5.22%, respectively. The Jewett Mine also has a note payable outstanding from the purchase of a parcel of land at December 31, 2006, in the amount of $0.3 million ($0.5 million at December 31, 2005), with interest payable at 6.0% annually.

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

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

8.	POSTRETIREMENT MEDICAL BENEFITS

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

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements:

December 31,	2006	2005
	(As restated, note 2)
	(In thousands)

Change in benefit obligations:
Net benefit obligation at beginning of year	$324,144	$318,327
Service cost	951	650
Interest cost	16,907	17,500
Plan amendments	2,213	—
Plan participant contributions	129	113
Actuarial (gain) loss	(28,650)	4,542
Gross benefits paid	(17,012)	(16,988)
Federal subsidy on benefits paid	1,384	—

Net benefit obligation at end of year	300,066	324,144

Change in plan assets:
Employer contributions	15,500	16,875
Plan participant contributions	129	113
Benefits paid, net of federal subsidy	(15,629)	(16,988)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(300,066)	$(324,144)

Amounts recognized in the balance sheet consist of:
Current liabilities	$(16,968)	$(17,160)
Noncurrent liabilities	(283,098)	(144,762)
Accumulated other comprehensive loss	125,039	—

Net amount recognized	$(175,027)	$(161,922)

Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$80,654
Prior service cost	24,093
Transition obligation	20,292

	$125,039

Assumptions:
Discount rate	5.80%	5.55%

The present value of the actuarially determined liability for postretirement medical costs decreased approximately $24.1 million between December 31, 2005 and 2006, principally because of the increase in discount rate and favorable changes in mortality, termination, and retirement experience. The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of net periodic postretirement benefit cost are as follows (in thousands):

Year Ended December 31,	2006	2005	2004
	(As Restated, note 2)

Components of net periodic benefit cost:
Service cost	$951	$650	$580
Interest cost	16,907	17,500	17,457
Amortization of:
Transition obligation	3,381	3,381	4,100
Prior service cost	1,239	1,150	1,301
Actuarial loss	6,127	6,213	4,120

Total net periodic benefit cost	$28,605	$28,894	$27,558

Assumptions:
Discount rate	5.55%	5.75%	6.25%

Of the total net periodic benefit cost, $26.9 million, $27.8 million and $26.7 million relates to the Company’s former Eastern mining operations and is included in heritage health benefit costs in 2006, 2005, and 2004, respectively. The remainder of $1.7 million, $1.1 million and $0.9 million, respectively, relates to current operations and is included in selling and administrative expenses.

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

The effect of a one percent change on the health care cost trend rate used to calculate periodic postretirement medical costs and the related benefit obligation are summarized in the table below:

	Postretirement Benefits
	1% Increase	1% Decrease
	(As Restated, note 2)

Effect on service and interest cost components	$1,954	$(1,643)
Effect on postretirement benefit obligation	31,610	(26,679)

Based on the same assumptions used in measuring the Company’s benefit obligation at December 31, 2006, the Company expects to pay health benefits in each year from 2007 to 2011 of $17.0 million, $19.0 million, $20.0 million, $20.8 million, and $21.2 million, respectively. The aggregate health benefits expected to be paid in the five-years from 2012 to 2016 are $106.9 million.

Multiemployer Plan (Combined Benefit Fund)

The Company makes payments to the UMWA Combined Benefit Fund (“CBF”), which is a multiemployer health plan neither controlled by or administered by the Company. The CBF is designed to pay health care benefits to UMWA workers (and dependents) who retired prior to 1976. The Company is required by the Coal Act to make monthly premium payments into the CBF. These payments are based on the number of the Company’s UMWA employees who retired prior to 1976, and the Company’s pro-rata assigned share of UMWA retirees whose companies are no longer in business. The Company expenses payments to the CBF when they are due. Payments in 2006, 2005 and 2004 were $3.6 million, $4.6 million and $5.4 million, respectively. As discussed in Note 19, the Company expects to recover excessive premium payments made in prior years.

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

9.	PENSION PLANS

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

The following table provides a reconciliation of the changes in the benefit obligations of the plans, and the fair value of assets of the qualified plan for the years ended December 31, 2006 and 2005 and the amounts recognized in the Company’s financial statements for both the defined benefit pension and SERP plans:

	Qualified Pension Benefits		SERP Benefits
December 31,	2006	2005	2006	2005
	(In thousands)

Change in benefit obligation:
Net benefit obligation at beginning of year	$65,916	$55,955	$2,409	$2,199
Service cost	3,062	2,622	70	66
Interest cost	3,979	3,468	141	138
Actuarial (gain) loss	(4,511)	4,571	(38)	82
Benefits paid	(1,035)	(700)	(76)	(76)

Net benefit obligation at end of year	67,411	65,916	2,506	2,409

Change in plan assets:
Fair value of plan assets at the beginning of year	42,543	39,103	—	—
Actual return on plan assets	4,135	2,527	—	—
Employer contributions	1,383	1,613	76	76
Benefits paid	(1,035)	(700)	(76)	(76)

Fair value of plan assets at end of year	47,026	42,543	—	—

Funded status at end of year	$(20,385)	$(23,373)	$(2,506)	$(2,409)

Amounts recognized in the accompanying balance sheet consist of:
Current liability	$—	$—	$(76)	$(76)
Noncurrent liability	(20,385)	(13,798)	(2,430)	(2,373)
Accumulated other comprehensive loss	14,473	11,347	(88)	—

Net amount recognized at end of year	$(5,912)	$(2,451)	$(2,594)	$(2,449)

Amounts recognized in accumulated other comprehensive loss consists of:
Minimum pension liability	$—	$11,347	$—	$—
Net actuarial loss	14,473	—	(133)	—
Prior service costs	—	—	45	—

	$14,473	$11,347	$(88)	$—

Assumptions:
Discount rate	5.85%-5.95%	5.70%	5.95%	5.70%
Expected return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	4.00%-7.50%	4.20%	4.00%-7.50%	4.20%

The portion of the net actuarial loss expected to be recognized as a component of pension cost in 2007 is $0.7 million.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of net periodic pension cost and related assumptions are as follows:

	Qualified Pension Benefits			SERP Benefits
Year Ended December 31,	2006	2005	2004	2006	2005	2004
	(In thousands)

Components of net periodic benefit cost
Service cost	$3,062	$2,622	$2,407	$70	$66	$58
Interest cost	3,979	3,468	3,174	141	138	128
Expected return on plan assets	(3,638)	(3,400)	(2,774)	—	—	—
Amortization of:
Transition asset	—	—	(4)	—	—	—
Prior service cost	4	50	50	10	10	10
Actuarial (gain) loss	1,387	930	851	—	—	(6)

Total net periodic pension cost	$4,794	$3,670	$3,704	$221	$214	$190

Assumptions:
Discount rate	5.70%	6.00%	6.25%	5.70%	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	4.20%	4.50%	4.50%	4.20%	5.00%	5.00%

These costs are included in the accompanying statement of operations in selling and administrative expenses.

The weighted-average asset allocation of the Company’s qualified pension trusts at December 31, 2006 and 2005 was as follows:

	Allocation of Plan Assets at December 31,
	2006	2005	Target Allocation

Asset category
Cash and equivalents	1%	1%	0%-25%
Equity securities	71%	70%	40%-75%
Debt securities	26%	27%	0%-50%
Other	2%	2%	0%-10%

Total	100%	100%	100%

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

The caption “Heritage health benefit expenses” used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to our former Eastern mining operation employees as well as other administrative costs associated with providing those benefits. The components of these expenses are (in thousands):

	Year End December 31,
	2006	2005	2004
	(As Restated, note 2)

Health care benefits	$28,295	$27,722	$26,672
Combined benefit fund payments	3,611	4,560	5,390
Workers’ compensation benefits	1,336	2,472	3,354
Black lung benefits (credit)	(421)	(3,050)	1,550

Total	$32,821	$31,704	$36,966

11.	ASSET RETIREMENT OBLIGATIONS, RECLAMATION DEPOSITS AND CONTRACTUAL THIRD PARTY RECLAMATION RECEIVABLES

Asset Retirement Obligations

Changes in the Company’s asset retirement obligations during 2006 and 2005 were (in thousands):

	2006	2005

Asset retirement obligations — beginning of year	$158,407	$134,348
Accretion	10,327	8,945
ROVA asset retirement obligation assumed	414	—
Settlements (final reclamation performed)	(13,937)	(2,944)
Losses on settlements	213	732
Changes due to amount and timing of reclamation	28,638	17,326

Asset retirement obligations — end of year	$184,062	$158,407

As of December 31, 2006 the Company has reclamation bonds in place for its active mines in Montana, North Dakota and Texas and for inactive mining sites in Virginia which are now awaiting final bond release. These government-required bonds assure that coal mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The Company estimates that the cost of final reclamation for its mines when they are closed in the future will total approximately $488.4 million, with a present value of $184.1 million. As permittee, the Company is responsible for the total amount. The financial responsibility for a portion of final reclamation of the mines when they are closed has been shifted by contract to certain customers, while other customers have provided guarantees or funded escrow accounts to cover final reclamation costs. These are discussed below. Costs of final reclamation of mining pits prior to mine closure are recovered in the price of coal shipped.

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

At the Absaloka Mine at December 31, 2006, the contract miner, Washington Group International (“WGI”), was obligated to perform the vast majority of all reclamation activities, including all final backfilling, regrading and seeding. WRI owns the Absaloka Mine, and Westmoreland owns 80% of WRI. WRI has a maximum financial responsibility for these activities of $2.6 million, which amount has been pre-funded. Once the contract miner has performed its final reclamation obligations, WRI will be responsible for site maintenance and monitoring until final bond release. To assure compliance, and as part of a settlement of several outstanding issues in 2002, the contract miner has established an escrow account into which 6.5% of

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

every contract mining invoice payment is being deposited. The balance in the escrow account maintained by WGI as of December 31, 2006 was $6.5 million. The present value of the contract miner’s reclamation receivable was $11.6 million as of December 31, 2006, and is classified as contractual third party reclamation receivables in the accompanying consolidated balance sheet.

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
		(In thousands)

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

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Restricted Net Assets

At December 31, 2006, Westmoreland Coal Company had approximately $100.3 million of net assets at its subsidiaries that were not available to be transferred to it in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries. Approximately $46.9 million of net assets of the subsidiaries are unrestricted.

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

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Information about SARs outstanding as of December 31, 2006 is as follows:

Weighted
		Average	Weighted		Weighted
		Remaining	Average Base		Average Base
	Number	Contractual Life	Price (All	SARs	Price (Vested
Range of Base Price	Outstanding	(Years)	SARs)	Vested	SARs)

$18.04 - 29.48	560,747	8.5	$21.66	387,280	$20.37

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

The fair value of SARs granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2006 and 2005:

	Number of SARs
SARs Granted	Granted	Dividend Yield	Volatility	Risk-Free Rate	Expected Life

2006	177,567	None	52%	5.20%	7.0 years
2005	246,100	None	48%	3.85%	5.2 years

Information with respect to employee and director stock options is as follows:

	Issue Price	Stock Option	Weighted Average
	Range	Shares	Exercise Price

Outstanding at December 31, 2005	$2.81 - 22.86	717,950	$10.20
Granted	—	—	—
Exercised	2.81 - 18.19	(174,732)	5.71
Expired or forfeited	17.80 - 18.08	(1,602)	17.89

Outstanding at December 31, 2006	$2.81-22.86	541,616	$11.62

Information about stock options outstanding as of December 31, 2006 is as follows:

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Number	Contractual	Price (All	Number	Price
Exercise Price	Outstanding	Life (Years)	Options)	Exercisable	(Vested Options)

$2.81 - 5.00	188,150	3.0	$2.92	188,150	$2.92
5.01 - 10.00	—	—	—	—	—
10.01 - 15.00	95,835	5.3	12.38	90,835	12.48
15.01 - 22.86	257,631	5.9	17.70	233,678	17.61

$2.81 - 22.86	541,616	4.8	$11.62	512,663	$11.31

The amount of unamortized compensation expense for options outstanding at December 31, 2006 was less than $0.1 million.

As of December 31, 2006, the Company had performance units outstanding under its Performance Unit Plan. The value of the performance units is payable to the participants upon vesting in cash, or at the option of the Company, in shares of common stock. The value is based in part on the appreciation of the Company’s common stock and its performance relative to the average of two stock market indices. The performance units vest over a three year period. The units granted are accounted for a liability based award, since the Company

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

has historically settled the awards in cash and intends to settle the outstanding awards in cash. During 2006, the Company recognized $0.7 million of stock compensation expense for this plan. The amount of unamortized compensation expense for this plan was $0.5 million at December 31, 2006.

Compensation cost arising from share-based payment arrangements was $3.3 million, $2.3 million, and $2.2 million during 2006, 2005, and 2004, respectively, including $1.8 million, $1.4 million, and $1.4 million, respectively, for stock issued as matching contributions to the Company’s 401(k) Savings Plan.

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

The following table illustrates the pro forma effect on net loss and net loss per share in 2005 and 2004 as if the compensation cost for the Company’s fixed-plan stock options had been determined based on fair value at their grant dates consistent with SFAS No. 123:

	Years Ended December 31,
	2005	2004
	(As Restated, note 2)
	(In thousands of shares, except per share data)

Net loss applicable to common shareholders, as reported:	$(12,027)	$(12,852)
Add: Stock-based employee compensation included in reported net loss	835	731
Less: Total stock-based employee compensation expense determined under fair value based on method for all awards	(2,291)	(2,044)

Net loss applicable to common shareholders	$(13,483)	$(14,165)

Net loss per share applicable to common shareholders:
Basic — as reported	$(1.45)	$(1.59)
Basic — pro forma	$(1.63)	$(1.75)
Diluted — as reported	$(1.45)	$(1.59)
Diluted — pro forma	$(1.63)	$(1.75)

14.	TRANSACTIONS WITH AFFILIATED COMPANIES

WRI has a coal mining contract with WGI, its 20% stockholder. Mining costs incurred under the contract were $24.6 million, $22.7 million and $22.3 million in 2006, 2005 and 2004, respectively.

15.	SALE OF MINERAL LEASES

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

Information regarding derivative instruments for the year ended December 31, 2006 is as follows (in thousands):

2006

Realized loss	$(194)
Unrealized loss	(336)

2006

Unrealized derivative loss beginning of the year	—
Change in fair value	(530)
Realized loss on settlements	194

Unrealized loss on derivatives at the end of the year	$(336)

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

17.	INCOME TAXES

Income tax expense attributable to net loss before income taxes consists of:

	2006	2005	2004
	(As Restated, note 2)
	(In thousands)

Current:
Federal	$—	$144	$295
State	2,433	2,523	601

	2,433	2,667	896

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Income tax expense	$2,433	$2,667	$896

The Company accrued $2.1 million in 2005 and an additional $2.1 million in 2006 for a North Carolina state income tax assessment.

Income tax expense attributable to net loss before income taxes differed from the amounts computed by applying the statutory Federal income tax rate of 34% to pre-tax income as a result of the following:

	2006	2005	2004
	(As Restated, note 2)
	(In thousands)

Computed tax benefit at statutory rate	$(3,490)	$(2,590)	$(3,472)
Increase (decrease) in tax expense resulting from:
Tax depletion in excess of book	(2,677)	(2,816)	(1,923)
Minority interest adjustment	875	323	406
State income taxes, net	1,920	1,455	52
Non-taxable earnings of offshore insurance subsidiary	(273)	—	—
Adjustments to deferred tax assets attributable to prior years	1,043	—	—
Change in valuation allowance for net deferred tax assets	15,089	7,059	5,839
Change in effective tax rate	—	(823)	—
Indian coal production tax credits	(10,167)	—	—
Other, net	113	59	(6)

Income tax expense	$2,433	$2,667	$896

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
	(As restated, note 2)
	(In thousands)

Deferred tax assets:
Federal net operating loss carryforwards	$67,246	$63,334
State net operating loss carryforwards	12,772	10,559
Alternative minimum tax credit carryforwards	2,881	3,026
Indian coal production tax credits	10,167	—
Accruals for the following:
Workers’ compensation	3,720	3,643
Postretirement benefit and pension obligations	123,214	64,833
Incentive plans	2,389	—
Deferred stripping	—	—
Asset retirement obligations	18,372	21,138
Deferred revenues	5,673	—
Other accruals	4,971	6,280

Total gross deferred assets	251,405	172,813
Less valuation allowance	(201,834)	(123,168)

Net deferred tax assets	49,571	49,645

Deferred tax liabilities:
Investment in independent power projects	—	(15,123)
Property, plant and equipment	(46,271)	(31,611)
Excess of trust assets over pneumoconiosis benefit obligation	(3,055)	(2,911)
Other	(245)	—

Total gross deferred tax liabilities	(49,571)	(49,645)

Net deferred tax asset	$—	$—

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

During the year ended December 31, 2006, the Company recorded an increase to its valuation allowance of approximately $50.6 million relating to the increase in the liabilities for pension and other postretirement benefits recorded as an adjustment to accumulated other comprehensive loss upon adoption of SFAS 158, an increase in the valuation allowance of approximately $6.6 million for the effect of the adoption of EITF 04-06

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

which was changed directly to accumulated deficit, an increase in the valuation allowance for the effect of the adoption of SAB 108 of $1.8 million which was charged directly to accumulated deficit and an increase in the valuation allowance for the tax effect of excess stock option deductions of $1.2 million included in the Company’s net operating loss carryforward.

As of December 31, 2006, the Company has available Federal net operating loss carryforwards to reduce future regular taxable income which expire as follows:

Expiration Date	Regular Tax
(In thousands)

2010	$45,297
2011	36,479
2012	449
2018	28
2019	88,429
after 2019	23,086

Total	$193,768

The Company has AMT credit carryforwards of $2.8 million which are available indefinitely to offset future regular Federal taxes payable. The Company also has $10.1 million of Indian coal production tax credits which are available indefinitely to offset future regular Federal taxes payable as well as future AMT.

18.	COMMITMENTS

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

No reserve has been accrued by the Company in this matter.

20.	BUSINESS SEGMENT INFORMATION

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

Summarized financial information by segment for 2006, 2005 and 2004 is as follows:

	Year Ended December 31, 2006
		Independent
	Coal	Power	Heritage	Corporate	Total
		(As Restated, note 2)
		(In thousands)
		(Unaudited)

Revenues:
Coal	$393,482	$—	$—	$—	$393,482
Energy	—	47,904	—	—	47,904
Equity in earnings	—	7,681	—	—	7,681

	393,482	55,585	—	—	449,067

Costs and expenses:
Cost of sales — Coal	311,629	—	—	—	311,629
Cost of sales — Energy	—	31,381	—	—	31,381
Depreciation, depletion and amortization	24,070	4,795	—	477	29,342
Selling and administrative	24,285	6,946	127	12,270	43,628
Heritage health benefit expenses	—	—	32,821	—	32,821
Loss (gain) on sales of assets	127	123	—	(5,035)	(4,785)

Operating income (loss)	$33,371	$12,340	$(32,948)	$(7,712)	$5,051

Capital expenditures	$17,189	$2,855	$—	$808	$20,852

Total assets	$449,569	$290,723	$9,794	$11,296	$761,382

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2005
		Independent
	Coal	Power	Heritage	Corporate	Total
		(As Restated, note 2)
		(In thousands)
		(Unaudited)

Revenues:
Coal	$361,017	$—	$—	$—	$361,017
Equity in earnings	—	12,727	—	—	12,727

	361,017	12,727	—	—	373,744

Costs and expenses:
Cost of sales	288,728	—	—	—	288,728
Depreciation, depletion and amortization	21,316	24	—	263	21,603
Selling and administrative	24,959	3,076	34	7,203	35,272
Heritage health benefit expenses	—	—	31,704	—	31,704
Loss (gain) on sales of assets	177	—	—	(110)	67

Operating income (loss)	$25,837	$9,627	$(31,738)	$(7,356)	$(3,630)

Capital expenditures	$18,214	$52	$—	$78	$18,344

Total assets	$417,325	$38,508	$9,320	$30,718	$495,871

	Year Ended December 31, 2004
		Independent
	Coal	Power	Heritage	Corporate	Total
		(As Restated, note 2)
		(In thousands)
		(Unaudited)

Revenues:
Coal	$319,648	$—	$—	$—	$319,648
Equity in earnings	—	12,741	—	—	12,741

	319,648	12,741	—	—	332,389

Costs and expenses:
Cost of sales	249,131	—	—	—	249,131
Depreciation, depletion and amortization	18,244	19	—	146	18,409
Selling and administrative	19,119	1,685	157	9,899	30,860
Heritage health benefit expenses	—	—	36,966	—	36,966
Loss (gain) on sales of assets	(77)	—	—	—	(77)

Operating income (loss)	$33,231	$11,037	$(37,123)	$(10,045)	$(2,900)

Capital expenditures	$17,710	$47	$—	$567	$18,324

Total assets	$383,280	$35,303	$6,174	$37,973	$462,730

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

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2006 and 2005 is as follows:

	Three Months Ended
	March 31	June 30	Sept 30	Dec 31
		(As Restated, note 2)
	(In thousands except per share data)

2006
Revenues	$99,092	$94,621	$131,748	$123,606
Costs and expenses	92,521	96,612	128,195	126,688

Operating income (loss)	6,571	(1,991)	3,553	(3,082)
Income (loss) before income taxes	4,764	(3,995)	(1,765)	(9,269)
Income tax expense	(277)	(243)	(213)	(1,700)

Net income (loss)	4,487	(4,238)	(1,978)	(10,969)
Less preferred stock dividend requirements	436	388	340	421
Less premium on exchange of preferred stock for common stock	—	549	242	—

Net income (loss) applicable to common shareholders	$4,051	$(5,175)	$(2,560)	$(11,390)

Net income (loss) per share applicable to common shareholders:
Basic	$0.48	$(0.60)	$(0.29)	$(1.27)
Diluted	0.45	(0.60)	(0.29)	(1.27)

Weighted average number of common and common equivalent shares outstanding:
Basic	8,430	8,629	8,948	8,978
Diluted	8,928	9,145	9,222	9,248

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
	March 31	June 30	Sept 30	Dec 31
		(As Restated, note 2)
	(In thousands except per share data)

2005
Revenues	$91,032	$88,923	$95,823	$97,966
Costs and expenses	88,395	94,451	101,292	93,236

Operating income (loss)	2,637	(5,528)	(5,469)	4,730
Income (loss) before income taxes and cumulative effect of change in accounting principle	435	(7,250)	(7,143)	3,680
Income tax benefit (expense)	(1,492)	(136)	(1,368)	329
Cumulative effect of change in accounting principle	2,662	—	—	—

Net income (loss)	1,605	(7,386)	(8,511)	4,009
Less preferred stock dividend requirements	436	436	436	436

Net income (loss) applicable to common shareholders	$1,169	$(7,822)	$(8,947)	$3,573

Net income (loss ) per share applicable to common shareholders:
Basic	$0.14	$(0.95)	$(1.08)	$0.43
Diluted	0.13	(0.95)	(1.08)	0.40

Weighted average number of common and common equivalent shares outstanding:
Basic	8,192	8,269	8,302	8,357
Diluted	8,874	8,269	8,302	8,909

22.	SUBSEQUENT EVENT

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

23.	EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (UNAUDITED)

On May 2, 2007, the Company entered into a Standby Purchase Agreement with an investor that would backstop a rights offering of common stock by the Company to its shareholders and purchase additional shares of common stock. Effective as of July 3, 2007, the Standby Purchase Agreement was amended to add an

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

additional standby purchaser. The Standby Purchase Agreement contemplated a transaction closing by November 2007.

On March 4, 2008, the Company completed the sale of $15 million in senior secured convertible notes to that investor. The notes mature 5 years from date of issuance, carry a 9.0% interest rate and are convertible into the Company’s common stock at the investor’s option at an initial conversion price of $10 per share. As part of that transaction the Standby Purchase Agreement was terminated.

In June 2007, the Company extended the bridge loan used to acquire ROVA, and issued the lender a warrant to purchase 150,000 shares of common stock. Under the terms of the loan agreement, all cash distributions from ROVA are required to be applied to the principal and interest payments on the loan through its remaining four-year term.

In February 2008, the Company completed negotiations to refinance the ROVA project with an institutional lender. The refinancing will include the bridge loan used to acquire the additional interest in the ROVA project in 2006 and all of the term loans outstanding at ROVA. The refinancing will allow ROVA to make a distribution to the Company of $5.0 million when the refinancing closes in mid-March 2008.

As of March 17, 2008, the Company believes that it has capital resources or committed financing arrangements in place to provide adequate liquidity to meet all of its currently projected cash requirements through August, 2008 based on its most recent forecast. The Company is considering several alternatives for raising additional capital during 2008.

The Company has also engaged a large bank to assist the Company in refinancing its existing debt at Westmoreland Mining, with the goal of better matching debt amortization with cash flow from the mining operations. The refinancing would be designed to provide for additional availability to finance future capital requirements of the mines, and provide for an increase in the amounts allowed to be distributed to Westmoreland Coal Company. While the Company has had initial discussions with the bank and potential lenders about the refinancing, there can be no assurance that the Company will obtain the refinancing on terms acceptable to it, or at all.

Depending upon the size and terms of that potential refinancing, the Company will evaluate the need to raise additional capital.

The Company continues to believe that one of the other alternatives available to it is the sale of one or more of the Company’s assets. There can be no assurance that any sale could be completed on a timely basis or on terms acceptable to the Company.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from the outcome of the uncertainty regarding the Company’s ability to raise additional capital, refinance its debt obligations or sell some of its assets to meet its obligations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Westmoreland Coal Company:

We have audited the consolidated balance sheets of Westmoreland Coal Company and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and a net capital deficiency that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in notes to the consolidated financial statements, the Company changed its method for accounting and reporting for share-based payments effective January 1, 2006, its method of accounting for deferred overburden removal costs effective January 1, 2006, its method of accounting for pension and other postretirement benefits effective December 31, 2006, and its method of quantifying misstatements effective January 1, 2006. Also, as discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for workers compensation benefits effective January 1, 2005.

As discussed in note 2, the Company has restated its consolidated financial statements as of December 31, 2006 and 2005, and for each of the years in the three year period ended December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2007, except as to the fourth, fifth, sixth, and seventh paragraphs of management’s report on internal control over financial reporting (as restated), which are as of March 17, 2008, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado
March 30, 2007, except as to note 2 as to which the date is March 17, 2008

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A —	CONTROLS AND PROCEDURES

(a) Management’s Report on Internal Control Over Financial Reporting (As Restated)

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), Internal Control — Integrated Framework. In conducting the evaluation, management identified a material weakness and disclosed in its original 10-K filing on April 2, 2007, an assessment that internal control over financial reporting was not effective as of December 31, 2006.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with the restatement of the Company’s consolidated financial statements described in Note 2 to the consolidated financial statements, management has determined that the description of the previously disclosed material weaknesses existing as of December 31, 2006 should be modified and that additional material weaknesses existed and should be disclosed. Accordingly, management has modified its report on internal control over financial reporting to include the following material weaknesses.

The Company did not maintain adequate controls for the testing, verification and review of electronic spreadsheets that impact the company’s financial reporting. This resulted in an ineffective review of the assumptions used and the data input into electronic spreadsheets and in errors in the Company’s capitalized asset retirement costs and asset retirement obligations that were material. These errors were corrected prior to the original issuance of the Company’s 2006 consolidated financial statements. This also resulted in an ineffective review of the assumptions used and the data input into the electronic spreadsheets used to prepare the Company’s income tax accrual. As a result, the Company’s accrued state income tax liabilities contained material errors that were corrected in the restatement of the Company’s 2006 consolidated financial statements.

The Company did not maintain adequate controls to ensure the completeness and accuracy of the census data used to calculate the Company’s postretirement medical benefit liabilities. As a result, the Company’s postretirement medical benefit liabilities contained errors that were material, resulting in the restatement of the Company’s 2006, 2005, and 2004 consolidated financial statements.

The Company did not maintain policies, procedures and controls that were adequate to account for its Performance Unit Plan in accordance with generally accepted accounting principles for stock based compensation plans. As a result, the Company’s accrual for stock based compensation contained material errors that were corrected in the restatement of the Company’s 2006 consolidated financial statements.

As a result of the aforementioned material weaknesses, internal control over financial reporting was not effective as of December 31, 2006.

KPMG LLP, an independent registered public accounting firm, has issued an auditors’ report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006.

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

(c)	Remediation Efforts in Response to Material Weaknesses

To remediate the material weaknesses described above and enhance our internal controls over financial reporting, the following improvements to our internal controls have been implemented during 2007 or will be implemented during 2008:

•	The calculations for asset retirement obligations have been standardized at all of our mines and have been simplified.

•	An additional layer of financial supervision and review has been added at each of our mines.

•	Personnel in our Corporate office perform a detailed review of all asset retirement obligation calculations.

•	Additional training will be provided to those responsible for performing and reviewing asset retirement obligation calculations.

•	An additional level of review will be added over the calculation of our postretirement medical benefit liability and expense.

•	An additional level of review will be added over our census data used to calculate our postretirement medical benefits.

•	An additional level of review will be added over the preparation of our income tax accrual.

We will continue to focus on the improvement of internal controls and processes on our accounting for reclamation obligations and postretirement medical benefits, and on the overall resolution of our material weaknesses.

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

Our evaluation of our internal controls over financial reporting indicated that a deficiency in our internal controls, which we had determined to be a material weakness in internal control over financial reporting at December 31, 2005, also existed at December 31, 2006. This material weakness in internal control related to our accounting for capitalized asset retirement costs and asset retirement obligations. In connection with the restatement of the Company’s consolidated financial statements described in Note 2 to the consolidated financial statements, management has determined that the description of the previously disclosed material weakness existing as of December 31, 2006 should be modified and we identified additional material weaknesses in our internal controls over financial reporting. The material weaknesses relate to the lack of adequate controls over the testing, verification and review of electronic spreadsheets that impact the Company’s financial reporting, the lack of controls to ensure the completeness and accuracy of the census data used to calculate the Company’s postretirement medical benefit liabilities, and the lack of controls over the accounting for the Company’s Performance Unit Plan under generally accepted accounting principles. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective.

(e)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Westmoreland Coal Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (As Restated) in Item 9A(a), that Westmoreland Coal Company and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effects of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment (as restated) as of December 31, 2006:

The Company did not maintain adequate controls for the testing, verification and review of the electronic spreadsheets that impact the Company’s financial reporting. This resulted in an ineffective review of the assumptions used and the data input into the electronic spreadsheets and errors in the Company’s capitalized asset retirement costs and asset retirement obligations that were material. These errors were corrected prior to the original issuance of the Company’s 2006 consolidated financial statements. This also resulted in an ineffective review of the assumptions used and the data input into the electronic spreadsheets used to prepare the Company’s income tax accrual. As a result, the Company’s accrued state income tax liabilities contained material errors that were corrected in the restatement of the Company’s 2006 consolidated financial statements.

The Company did not maintain adequate controls to ensure the completeness and accuracy of the census data used to calculate the Company’s postretirement medical benefit liabilities. As a result, the Company’s postretirement medical benefit liabilities contained errors that were material, resulting in the restatement of the Company’s 2006, 2005, and 2004 consolidated financial statements.

The Company did not maintain policies, procedures and controls that were adequate to account for its Performance Unit Plan in accordance with generally accepted accounting principles for stock based compensation plans. As a result the Company’s accrual for stock based compensation contained material errors that were corrected in the restatement of the Company’s 2006 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2006 consolidated financial statements, and this report does not affect our report dated March 30, 2007, except for note 2, as to which the date is March 17, 2008, which expressed an unqualified opinion on those financial statements.

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

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006. In connection with the restatement of the Company’s consolidated financial statements as described in note 2 to the consolidated financial statements, management and we determined that the description of the previously disclosed material weaknesses existing as of December 31, 2006, should be modified and that the additional material weaknesses in internal control over financial reporting described above also existed as of December 31, 2006. Accordingly, management and we have restated our respective reports on internal control over financial reporting to include these additional material weaknesses.

KPMG LLP

Denver, Colorado
March 30, 2007, except for the fourth, fifth
sixth, and seventh paragraphs of
Management’s Report on Internal Control
over Financial Reporting (As Restated),
as to which the date is March 17, 2008

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

The formula used to calculate the payout under each annual incentive award is (i) the performance in each of the three areas — safety, financial and discretionary — multiplied by (ii) the weight assigned to each area; which in turn is multiplied by the (iii) the executive’s tier level, which is a percentage of the executive’s base salary, and is then multiplied by (iv) the executive’s base salary. The sum of the payout of each component represents the total annual incentive payout.

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

2006 SUMMARY COMPENSATION

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards(1)	Compensation	Earnings(2)	Compensation(3)(4)	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Christopher K. Seglem	2006	536,780	225,296	—	177,934	—	353,103	16,025	1,309,138
Chief Executive Officer and President
David J. Blair	2006	256,250	110,551	—	19,742	—	17,115	7,508	411,166
Chief Financial Officer
Roger D. Wiegley	2006	253,688	128,947	—	44,847	—	23,840	24,204	475,526
General Counsel and Secretary
Robert W. Holzwarth	2006	241,913	113,667	—	58,034	—	26,449	8,169	448,232
Senior Vice President, Power
John V. O’Laughlin	2006	198,044	81,657	—	29,756	—	23,263	8,445	341,165
Vice President, Coal Operations

(1)	The amounts in this column reflect the amount expensed by us in 2006 for financial reporting purposes pursuant to SFAS No. 123R. The assumptions used in calculating these amounts are discussed in note 12 to our financial statements for the year ended December 31, 2006. Unlike the amount reflected in our financial statements, these amounts do not reflect any estimate of forfeitures related to service-based vesting. Instead, these amounts assume that each executive will perform the requisite service to vest in his award.

(2)	Includes “above-market” interest on deferred compensation for Messrs. Seglem and O’Laughlin of $36,404 and $1,501, respectively. Also includes change in pension value for Messrs. Seglem, Blair, Wiegley, Holzwarth and O’Laughlin of $316,699, $17,115, $23,840, $26,449 and $21,762, respectively. The change in pension value for Mr. Seglem includes $265,224 from the Supplemental Executive Retirement Plan. Pension economic assumptions utilized for our SFAS 87 financial reporting for fiscal years ended in 2006 and 2005 were used for calculations at the end of those years respectively. A discount rate of 5.7% was used for 2005 and 5.95% for 2006.

(3)	“All Other Compensation” includes reimbursements and payments, as applicable, for our contributions to the 401(k) Plan and life insurance premiums. We contributed $6,600 in matching contributions to the 401(k) Plan during 2006 on behalf of each of Messrs. Seglem, Blair, Wiegley, and Holzwarth and $7,714 on behalf of Mr. O’Laughlin. In 2006, we paid life insurance premiums of $9,425; $908; $1,637; $1,569; and $731 for Messrs. Seglem, Blair, Wiegley, Holzwarth and O’Laughlin, respectively. For Mr. Wiegley, “All Other Compensation” includes $1,600 in financial planning fees and $14,367 for temporary living and transportation expenses.

(4)	In accordance with SEC rules, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate of such perquisites and other personal benefits is less than $10,000. Further information regarding our practices with respect to perquisites may be found in the “Perquisites” section of the “Compensation Discussion and Analysis” above.

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

Grants of Plan Based Awards

The following table summarizes the performance units (which are referred to in the table below as non-equity incentive plan awards) and awards of stock appreciation rights (which are referred to in the table below as options) in 2006 to our named executive officers:

2006 GRANTS OF PLAN-BASED AWARDS

										All Other	All Other
			Number of							Stock	Option		Grant Date
			Non-Equity							Awards:	Awards:	Exercise	Fair Value
			Incentive	Estimated Future			Estimated Future			Number	Number of	or	of Stock
			Plan	Payouts Under Non-			Payouts Under Equity			of Shares	Securities	Base Price	and
			Units	Equity Incentive Plan Awards			Incentive Plan Awards			of Stock	Underlying	of Option	Options
	Grant	Approval	Granted(1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards(2)	Awards(3)
Name	Date	Date	(#)	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($ / Sh)	($)

Christopher K. Seglem	7/1/06	6/23/06	6,808	0	680,800	1,361,600	—	—	—	—	—	—	—
	7/1/06	6/23/06	—	—	—	—	—	—	—	—	52,700	24.41	768,366
David J. Blair	7/1/06	6/23/06	1,050	0	105,000	210,000	—	—	—	—	—	—	—
	7/1/06	6/23/06	—	—	—	—	—	—	—	—	8,100	24.41	118,098
Roger D. Wiegley	7/1/06	6/23/06	2,376	0	237,600	475,200	—	—	—	—	—	—	—
	7/1/06	6/23/06	—	—	—	—	—	—	—	—	18,400	24.41	268,272
Robert W. Holzwarth	7/1/06	6/23/06	1,558	0	155,800	311,600	—	—	—	—	—	—	—
	7/1/06	6/23/06	—	—	—	—	—	—	—	—	12,100	24.41	176,418
John V. O’Laughlin	7/1/06	6/23/06	1,275	0	127,500	255,000	—	—	—	—	—	—	—
	7/1/06	6/23/06	—	—	—	—	—	—	—	—	9,900	24.41	144,342

(1)	Performance units granted pursuant to the 2000 PUP for the performance period July 2006-July 2009. Performance units vest in one-third increments but payout is not determined until the end of the three-year performance period. Payouts may then be deferred by the Compensation and Benefits Committee as allowed under the 2000 PUP.

(2)	The base price is defined by the 2002 Plan as the average of the high and low prices per share on the date of grant. The corresponding closing price on the date of grant was $23.72.

(3)	Represents a grant date fair value of $14.58 per SAR.

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

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards							Stock Award
											Equity
											Incentive
											Plan
											Awards:
					Equity					Equity	Market or
					Incentive					Incentive	Payout Value
					Plan Awards:					Plan Awards:	of
	Number of		Number of		Number of				Market	Number of	Unearned
	Securities		Securities		Securities			Number of	Value of	Unearned	Shares,
	Underlying		Underlying		Underlying			Shares or	Shares or	Shares, Units	Units
	Unexercised		Unexercised		Unexercised	Option		Units of	Units of	or Other	or Other
	Options		Options		Unearned	Exercise	Option	Stock That	Stock That	Rights That	Rights That
Option	(#)		(#)		Options	Price	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable		Unexercisable		(#)	($)	Date	Vested	Vested	Vested	Vested

Christopher K. Seglem	117,200	(1)	—		—	2.81	6/8/10	—	—	—	—
	10,000	(2)	—		—	3.00	6/7/09	—	—	—	—
	31,900	(3)	—		—	12.86	6/23/12	—	—	—	—
	32,100	(4)	—		—	17.80	12/30/13	—	—	—	—
	32,100	(5)	—		—	18.08	6/29/13	—	—	—	—
	3,352	(6)	—		—	18.09	5/28/11	—	—	—	—
	12,348	(6)	—		—	18.19	5/28/11	—	—	—	—
	63,300	(7)	—		—	19.37	6/30/14	—	—	—	—
	82,100	(8)	—		—	20.98	6/30/15	—	—	—	—
	—		52,700	(12)	—	24.41	6/30/16	—	—	—	—
David J. Blair	10,000	(8)	—		—	19.78	4/24/15	—	—	—	—
	19,900	(8)	—		—	20.98	6/30/15	—	—	—	—
	—		8,100	(12)		24.41	6/30/16	—	—	—	—
Roger D. Wiegley	10,000	(8)	—		—	18.035	5/15/15	—	—	—	—
	17,900	(8)	—		—	20.98	6/30/15	—	—	—	—
			18,400	(12)	—	24.41	6/30/16	—	—	—	—
Robert W. Holzwarth	6,666	(9)	3,334	(13)	—	27.86	10/31/14	—	—	—	—
	17,900	(8)	—		—	20.98	6/30/15	—	—	—	—
	13,300	(10)	—		—	22.86	10/31/14	—	—	—	—
	—		12,100	(12)	—	24.41	6/30/16	—	—	—	—
John V. O’Laughlin	20,000	(11)	—		—	12.04	3/4/11	—	—	—	—
	4,700	(3)	—		—	12.86	6/23/12	—	—	—	—
	3,650	(4)	—		—	17.80	12/30/13	—	—	—	—
	3,650	(5)	—		—	18.08	6/29/13	—	—	—	—
	491	(6)	—		—	18.09	5/28/11	—	—	—	—
	1,809	(6)	—		—	18.19	5/28/11	—	—	—	—
	9,800	(7)	—		—	19.37	6/30/14	—	—	—	—
	14,600	(8)	—		—	20.98	6/30/15	—	—	—	—
	—		9,900	(12)	—	24.41	6/30/16	—	—	—	—

(1)	Vested in two annual increments beginning 6/9/01.

(2)	Vested in four annual increments beginning 6/8/00.

(3)	Vested in two annual increments beginning 6/24/03.

(4)	Vested in three annual increments beginning 12/31/04.

(5)	Vested in three annual increments beginning 6/30/04.

(6)	Vested in two annual increments beginning 5/29/02.

(7)	SARs; one third vested on 7/1/05 and the balance vested 12/30/05.

(8)	SARs vested 12/30/05.

(9)	Vested in two annual increments beginning 11/1/05.

(10)	SARs; one third vested on 11/1/05 and the balance vested 12/30/05.

(11)	Vested in two annual increments beginning 3/5/02.

(12)	SARs vest in 3 equal annual installments, with the first increment vesting on 7/1/07.

(13)	3,334 options vest on 11/1/07.

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

Pension Benefits

The following table presents pension plan benefits for each of our named executive officers:

2006 PENSION BENEFITS

			Present Value
			of Accumulated
			Benefit as of
		Number of Years	December 31,	Payments During Last
		Credited Service	2006(1)	Fiscal Year
Name	Plan Name	(#)	($)	($)

Christopher K. Seglem	Pension Plan	26.33	363,680	0
	SERP(2)	26.33	2,255,949	0
David J. Blair	Pension Plan	1.67	27,831	0
Roger D. Wiegley	Pension Plan	1.58	36,622	0
Robert W. Holzwarth	Pension Plan	2.17	54,149	0
John V. O’Laughlin	Pension Plan	4.75	88,617	0

(1)	Pension economic assumptions are consistent with our SFAS 87 financial reporting for fiscal year 2006. Demographic assumptions are also consistent with our pension financial reporting, with the exception that per SEC guidance, pre-retirement decrements are not used. A discount rate of 5.95% was used for 2006.

(2)	Supplemental Executive Retirement Plan — see description below.

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

•	The benefit equals 1.2% of average earnings plus 0.5% of average earnings in excess of covered compensation times years of service. Covered compensation is a 35 year average of Social Security wage bases at Social Security retirement age.

•	Normal Retirement age is 65. Early retirement benefits are available at age 55 with 10 years of service. Benefits are reduced actuarially for early commencement before age 65. Participants with 20 or more years of service may retire at age 62, instead of 65, with no reduction in benefits. Christopher Seglem has 26 years of service and is eligible to retire with full benefits at age 62. None of the other executives covered under this plan are eligible to retire.

•	The executive may choose optional forms of benefit, all reduced to be actuarially equivalent to the single life annuity benefit. The optional forms available are 50%, 66 2/3% and 100% joint and survivor options, a 10-year certain and life option, and a single life annuity.

•	Mr. Seglem is also eligible to benefit under the SERP. This plan has the same plan provisions discussed above, with the exception of the pay considered for the calculation of the benefit formula. Bonuses are included in the definition of compensation. Additionally, the limitations on pay allowed to be considered in qualified pension plans are disregarded.

Mr. O’Laughlin is covered under the Western Energy Company benefit provisions in the Pension Plan as follows:

•	The benefit value equals a cash balance account increasing with 6% interest annually and credited annually with pay credits of 3% to 12% of pay based on age plus service, plus 1.5% to 6.0% of pay in excess of 50% of the Social Security Wage Base, again based on age plus service.

•	The account balance is converted to an annuity based on actuarial equivalent conversion factors based on age.

•	Early retirement benefits are available at age 50 with 5 years of service. Benefits are reduced actuarially for early commencement before age 65, based on the conversion factors discussed above. Mr. O’Laughlin is eligible for early retirement.

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

The following table sets forth information as of March 1, 2007 concerning stock ownership of individual directors and our named executive officers, and all of our executive officers and directors as a group:

Number of Shares and Nature of Beneficial Ownership(1)

						Percentage of
Name of Directors, Named Executive	Common		Percentage of	Depositary		Depositary
Officers and Persons as a Group	Stock		Common Stock	Shares		Shares

Michael Armstrong	53,984	(2)	*	11,334	(3)	1.8%
David J. Blair	562	(4)	*	—		—
Thomas J. Coffey	41,853	(5)	*	—		—
Robert W. Holzwarth	7,235	(6)	*	—		—
Richard M. Klingaman	500		*	—		—
Robert E. Killen	239,814	(7)	2.7%	750	(8)	*
John V. O’Laughlin	38,003	(9)	*	—		—
Thomas W. Ostrander	104,368	(10)	1.2%	—		—
Christopher K.Seglem	420,502	(11)	4.5%	1,187	(12)	*
William M. Stern	47,103	(13)	*	7,850	(14)	1.2%
Donald A. Tortorice	23,853	(15)	*	—		—
Roger D. Wiegley	298	(16)	*	—		—
Directors and Executive Officers as a Group (23 persons)	1,139,031	(17)	12.0%	21,500	(18)	3.4%

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

(15)	Includes 12,500 shares of common stock which may be purchased upon exercise of options under the 2000 Directors’ Plan.

(16)	Includes 298 shares of common stock held by Prudential Retirement, as trustee of the 401(k) Plan. See Note (1).

(17)	See Notes (2), (4) - (7), (9) - (11), (13) and (15) - (16).

(18)	See Notes (3), (8), (12) and (14).

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

2006 EQUITY PLAN COMPENSATION

					Number of Securities Remaining
					Available for Future Issuance
	Number of Securities to be				Under Equity Compensation
	Issued Upon Exercise of		Weighted Average Exercise Price		Plans (Excluding Securities
	Outstanding Options,		of Outstanding Options,		Reflected
	Warrants and Rights		Warrants and Rights		in Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	396,060	(1)(2)	$11.86	(1)	210,472	(1)(2)
Equity compensation plans not approved by security holders	148,500		$11.00		19,176
Total	544,560	(1)(2)	$11.62	(1)	229,648	(1)(2)

(1)	Includes 2,944 shares of Common Stock issuable on settlement of in-the-money SARs outstanding at December 31, 2006, which is the number of shares of Common Stock that the Company would have been required to issue, if it had been required to settle all outstanding SARs on December 31, 2006, and if it had elected to settle all outstanding SARs in shares of Common Stock. At December 31, 2006, 544,680 SARs were outstanding in the employee plans; those SARs had base prices between $18.035 and $29.48. The SARs were originally granted on a three-year vesting schedule. On December 30, 2005 the Company accelerated the vesting of all unvested SARs as described in ‘Compensation Discussion and Analysis‘ above. The base prices of the SARs are not reflected in column (b) of this table but are described in this note.

(2)	The maximum number of shares of common stock the Company could be required to issue to settle the SARs outstanding in the employee plans at December 31, 2006 is 544,680 if one share of stock is required for each SAR outstanding. Similarly, the maximum number of shares of common stock the Company could be required to issue to settle the SARs outstanding in the director plans at December 31, 2006 is 16,067 if one share of stock is required for each SAR outstanding. (No director SARs were in-the-money at December 31, 2006.) If the Company were required to issue this total number of shares in settlement of its SARs, the number of securities to be issued upon the exercise of outstanding options, warrants and rights (column(a)) would be 1,102,363, which exceeds the number of securities available for futureissuance under the Company’s existing equity compensation plans.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14 —	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

WESTMORELAND COAL COMPANY

By: /s/ David J. Blair David J. BlairChief Financial Officer (A Duly Authorized Officer)

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith E. Alessi Keith E. Alessi	President, and Chief Executive Officer	March 17, 2008

/s/ David J. Blair David J. Blair	Chief Financial Officer	March 17, 2008

/s/ Kevin A. Paprzycki Kevin A. Paprzycki	Principal Accounting Officer and Controller	March 17, 2008

/s/ Thomas J. Coffey Thomas J. Coffey	Director	March 17, 2008

/s/ Robert E. Killen Robert E. Killen	Director	March 17, 2008

/s/ Richard M. Klingaman Richard M. Klingaman	Director	March 17, 2008

/s/ William M. Stern William M. Stern	Director	March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Westmoreland Coal Company:

Under date of March 30, 2007, except as to note 2 as to which the date is March 17, 2008, we reported on the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in the December 31, 2006 Annual Report on Form 10-K of Westmoreland Coal Company and subsidiaries. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules I and II. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

As discussed in notes to the consolidated financial statements, the Company changed its method for accounting and reporting for share-based payments effective January 1, 2006, its method of accounting for deferred overburden removal costs effective January 1, 2006, its method of accounting for pension and other postretirement benefits effective December 31, 2006, and its method of quantifying misstatements effective January 1, 2006. Also, as discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for workers compensation benefits effective January 1, 2005.

As discussed in note 2, the Company has restated its consolidated financial statements as of December 31, 2006 and 2005, and for each of the years in the three year period ended December 31, 2006.

KPMG LLP

Denver, Colorado
March 30, 2007, except as to note 2 as to which the date is March 17, 2008

WESTMORELAND COAL COMPANY

SCHEDULE I — CONDENSED BALANCE SHEET
(Parent Company Information — See Notes to Consolidated Financial Statements)

	December 31,	December 31,
	2006	2005
	(As restated, note 2)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$128	$692
Receivables:
Trade	—	—
Other	293	92

	293	92
Restricted cash	3,300	—
Excess of trust assets over pneumoconiosis benefit obligation	2,266	—
Other current assets	5,704	398

Total current assets	11,691	1,182

Property, plant and equipment:
Plant and equipment	5,416	4,686
Less accumulated depreciation, depletion and amortization	4,206	3,783

Net property, plant and equipment	1,210	903
Investment in subsidiaries and independent power projects, including intercompany balances	159,470	169,598
Other assets	6,655	20,541

Total Assets	$179,026	$192,224

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$5,000	$—
Accounts payable and accrued expenses	7,403	5,792
Intercompany payable	52,551	50,610
Income taxes	162	—
Workers’ compensation	949	—
Pension and SERP obligations	51	—
Postretirement medical benefits	15,771	—

Total current liabilities	81,887	56,402

Revolving lines of credit	8,500	5,500
Workers’ compensation, less current portion	8,589	8,396
Postretirement medical costs, less current portion	258,977	144,710
Pension and SERP obligations, less current portion	5,147	—
Other liabilities	1,859	7,424
Shareholders’ deficit:
Preferred stock	160	205
Common stock	22,535	21,033
Other paid-in capital	79,246	75,344
Accumulated other comprehensive loss	(139,424)	(11,409)
Accumulated deficit	(148,450)	(115,381)

Total shareholders’ deficit	(185,933)	(30,208)

Total Liabilities and Shareholders’ Deficit	$179,026	$192,224

WESTMORELAND COAL COMPANY

SCHEDULE I — CONDENSED STATEMENT OF OPERATIONS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Year Ended December 31,
	2006	2005	2004
	(As Restated, note 2)
	(In thousands)

Operating costs and expenses:
Depreciation, depletion and amortization	$477	$263	$146
Selling and administrative	12,932	7,077	7,661
Heritage health benefit expenses	32,821	31,704	36,966
Loss on sales of assets	25	—	—

	46,255	39,044	44,773

Operating loss	(46,255)	(39,044)	(44,773)
Other income (expense):
Interest expense	(877)	(465)	(421)
Interest income	457	334	722
Minority interest	—	—	—
Other income	(78)	2,662	1

	(498)	2,531	302

Loss before income taxes and income of consolidated subsidiaries	(46,753)	(36,513)	(44,471)
Equity in income of subsidiaries and earnings of independent power projects, net	34,064	26,409	33,509

Loss from continuing operations before income taxes	(12,689)	(10,104)	(10,962)
Income tax expense	(9)	(179)	(146)

Net loss	$(12,698)	$(10,283)	$(11,108)

WESTMORELAND COAL COMPANY

SCHEDULE I — CONDENSED STATEMENT OF CASH FLOWS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Year Ended December 31,
	2006	2005	2004
	(As Restated, note 2)
	(In thousands)

Cash flows from operating activities:
Net loss	$(12,698)	$(10,283)	$(11,108)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of subsidiaries and earnings of independent power projects	(34,064)	(26,409)	(33,509)
Depreciation, depletion and amortization	477	263	146
Stock compensation expense	2,564	1,719	1,617
Changes in operating assets and liabilities:
Receivables, net	(20,099)	400	(180)
Accounts payable and accrued expenses	1,483	3,912	(129)
Other assets and liabilities	12,446	3,091	6,875

Net cash used by operating activities	(49,891)	(27,307)	(36,288)

Cash flows from investing activities:
Distributions received from subsidiaries	14,381	4,318	4,720
Additions to property, plant and equipment	(784)	(491)	(637)

Net cash provided by investing activities	13,597	3,827	4,083

Cash flows from financing activities:
Net borrowings on revolving lines of credit	8,000	5,500	—
Loans from subsidiaries	27,119	18,383	32,600
Exercise of stock options	998	1,094	862
Dividends on preferred shares	(387)	(820)	(738)

Net cash provided by financing activities	35,730	24,157	32,724

Net increase (decrease) in cash and cash equivalents	(564)	677	519
Cash and cash equivalents, beginning of year	692	15	(504)

Cash and cash equivalents, end of year	$128	$692	$15

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Valuation Accounts
Years ended December 31, 2006, 2005 and 2004

		Deductions
	Balance at	Charged to
	Beginning of	Costs and			Balance at
	Year	Expenses	Deductions		End of Year
	(In thousands)

Year Ended December 31, 2006:
Allowance for doubtful accounts	$2,441	$—	$(2,441	)(A)	$—

Year Ended December 31, 2005:
Allowance for doubtful accounts	$2,441	—	—		$2,441	(B)

Year Ended December 31, 2004:
Allowance for doubtful accounts	$2,441	—	—		$2,441	(B)

Amounts above include current and non-current valuation accounts.

(A)	Uncollectible note charged to allowance

(B)	Consists of reserves related to the uncollectibility of notes receivable reported as a reduction of other assets in the Company’s Consolidated Balance Sheets.

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

WESTMORELAND-LG&E PARTNERS

Statements of Operations and Comprehensive Income
For the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004

	June 30,	December 31,	December 31,
	2006	2005	2004
		(In thousands)

Revenues:
Energy	$55,104	$109,991	$112,669

	55,104	109,991	112,669

Cost and expenses:
Cost of sales	22,777	41,389	44,292
Cost of sales — affiliate	4,005	9,446	8,637
Depreciation, depletion and amortization	5,484	10,969	10,906
Selling and administrative	2,303	10,436	9,352
Selling and administrative — affiliate	399	852	817

	34,968	73,092	74,004

Operating income	20,136	36,899	38,665

Other income (expense):
Interest expense	(6,619)	(13,778)	(14,001)
Interest income	995	1,275	393
Other	—	—	6
	—	—	—

	(5,624)	(12,503)	(13,602)

Revenues:	14,512	24,396	25,063
Other comprehensive income
Unrealized gain on derivative financial instrument	126	1,013	2,255

Total comprehensive income	$14,638	$25,409	$27,318

See accompanying notes to financial statements.

WESTMORELAND-LG&E PARTNERS

Statements of Partners’ Capital
For the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004

			Unrealized
	Westmoreland-	LG&E	Gain (Loss) on
	Roanoke	Roanoke	Derivative
	Valley L.P.	Valley L.P.	Instrument	Total
		(In thousands)

Balance as of December 31, 2003	$39,257	$34,241	$(3,394)	$70,104
Net Income	12,559	12,504	—	25,063
Partner distributions	(2,910)	(2,891)	—	(5,801)
Unrealized gain on derivative instrument	—	—	2,255	2,255
Balance as of December 31, 2004	48,906	43,854	(1,139)	91,621
Net Income	12,272	12,124	—	24,396
Partner distributions	(10,246)	(10,141)	—	(20,387)
Unrealized gain on derivative instrument	—	—	1,013	1,013
Balance as of December 31, 2005	50,932	45,837	(126)	96,643
Net Income	7,320	7,192	—	14,512
Partner distributions	(946)	(855)	—	(1,801)
Unrealized gain on derivative instrument	—	—	126	126

Balance as of June 30, 2006	$57,306	$52,174	$—	$109,480

See accompany notes to financial statements.

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

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Westmoreland-LG&E Partners for the six months ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

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

Deloitte & Touche LLP

Indianapolis, Indiana
March 10, 2006

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of Westmoreland Coal Company is incorporated herein by reference to Exhibit 3.1 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.
3.2		Certificate of Correction to the Restated Certificate of Incorporation of Westmoreland Coal Company is incorporated herein by reference to Exhibit 3.1 to Westmoreland’s Current Report on Form 8-K filed October 21, 2004 (SEC File No. 001-11155).
3.3		Bylaws, as amended and restated on May 18, 2006, are incorporated herein by reference to Exhibit 3.1 to Westmoreland’s Current Report on Form 8-K filed May 19, 2006 (SEC File No. 001-11155).
4.1		Certificate of Designation of Series A Convertible Exchangeable Preferred Stock of the Company, defining the rights of holders of such stock, filed July 8, 1992 as an amendment to the Company’s Certificate of Incorporation, is incorporated herein by reference to Exhibit 3(a) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 1992 (SEC File No. 001-11155).
4.2		Indenture between Westmoreland and Fidelity Bank, National Association, as Trustee, relating to the Exchange Debentures, is incorporated herein by reference to Exhibit 4.2 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.
4.3		Form of Exchange Debenture is incorporated herein by reference to Exhibit 4.3 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.
4.4		Deposit Agreement among Westmoreland, First Chicago Trust Company of New York, as Depository, and the holders from time to time of the Depository Receipts is incorporated herein by reference to Exhibit 4.4 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.
4.5		Specimen certificate representing the Common Stock is incorporated by reference to Exhibit 4(c) to Westmoreland’s Registration Statement on Form S-2 (Registration No. 33-1950) filed December 4, 1985.
4.6		Specimen certificate representing the Preferred Stock is incorporated by reference to Exhibit 4.6 to Westmoreland’s registration statement on Form S-2 (Registration No. 33-47872) filed May 13, 1992, and Amendments 1 through 4 thereto.
4.7		Form of Depository Receipt is incorporated by reference to Exhibit 4.5 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.
4.8		Amended and Restated Rights Agreement, dated as of February 7, 2003, between Westmoreland Coal Company and EquiServe Trust Company, N.A. is incorporated by reference to Exhibit 4.1 to Westmoreland’s Current Report on Form 8-K filed February 7, 2003 (SEC File No. 001-11155).
4.9		In accordance with paragraph(b)(4)(iii) of Item 601 of Regulation S-K, Westmoreland hereby agrees to furnish to the Commission, upon request, copies of all other long-term debt instruments.
10	.1*	In 1990, the Board of Directors of Westmoreland established an Executive Severance Policy for certain executive officers, which provides a severance award in the event of termination of employment. The Executive Severance Policy is incorporated by reference to Exhibit 10.2 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.
10	.2*	Westmoreland Coal Company 1991 Non-Qualified Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10(i) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 1990 (SEC File No. 0-752).
10	.3*	Supplemental Executive Retirement Plan, effective January 1, 1992, for certain executive officers and other key individuals, to supplement Westmoreland’s Retirement Plan is incorporated herein by reference to Exhibit 10(d) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 001-11155).
10.4		Amended Coal Lease Agreement between Westmoreland Resources, Inc. and Crow Tribe of Indians, dated November 26, 1974, as further amended in 1982, is incorporated herein by reference to Exhibit 10(a) to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (SEC File No. 0-752).
10	.5*	Westmoreland Coal Company 1995 Long-Term Incentive Stock Plan is incorporated herein by reference to Appendix 3 to Westmoreland’s Definitive Schedule 14A filed April 28, 1995 (SEC File No. 0-752).

Exhibit
Number		Description

10.6		Master Agreement dated as of January 4, 1999 between Westmoreland Coal Company, Westmoreland Resources, Inc., Westmoreland Energy, Inc., Westmoreland Terminal Company, and Westmoreland Coal Sales Company, the UMWA 1992 Benefit Plan and its Trustees, the UMWA Combined Benefit Fund and its Trustees, the UMWA 1974 Pension Trust and its Trustees, the United Mine Workers of America, and the Official Committee of Equity Security Holders in the chapter 11 case of Westmoreland Coal and its official members is incorporated herein by reference to Exhibit No. 99.2 to Westmoreland’s Current Report on Form 8-K filed February 4, 1999 (SEC File No. 001-11155).
10	.7*	Westmoreland Coal Company 1996 Directors’ Stock Incentive Plan is incorporated herein by reference to Exhibit 10(i) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 001-11155).
10	.8*	Westmoreland Coal Company 2000 Nonemployee Directors’ Stock Incentive Plan is incorporated herein by reference to Exhibit 10(j) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 001-11155).
10	.9*	Westmoreland Coal Company 2000 Long-Term Incentive Stock Plan is incorporated herein by reference to Annex A to Westmoreland’s Definitive Schedule 14A filed April 20, 2000 (SEC File No. 001-11155).
10	.10*	Westmoreland Coal Company 2001 Directors Compensation Policy is incorporated herein by reference to Exhibit 10.11 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.
10.11		Amended and Restated Coal Supply Agreement dated August 24, 1998 by and among The Montana Power Company, Puget Sound Energy, Inc., The Washington Water Power Company, Portland General Electric Company, PacifiCorp and Western Energy Company is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-11155).
10.12		Coal Transportation Agreement dated July 10, 1981 by and among the Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company, Basin Electric Power Cooperative, and Western Energy Company is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-11155).
10.13		Amendment No. 1 to the Coal Transportation Agreement dated September 14, 1987 by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company and Western Energy Company is incorporated herein by reference to Exhibit 10.3 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File #001-11155).
10.14		Amendment No. 2 to the Coal Transportation Agreement dated August 24, 1998 by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company, Basin Electric Power Cooperative, and Western Energy Company is incorporated herein by reference to Exhibit 10.4 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-11155).
10.15		Lignite Supply Agreement dated August 29, 1979 between Northwestern Resources Co. and Utility Fuels Inc. is incorporated herein by reference to Exhibit 10.5 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-11155).
10.16		Settlement Agreement and Amendment of Existing Contracts dated August 2, 1999 between Northwestern Resources Co. and Reliant Energy, Incorporated is incorporated herein by reference to Exhibit 10.6 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-11155).
10.17		Term Loan Agreement dated as of April 27, 2001 by and among Westmoreland Mining LLC, WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., the other entities from time to time party thereto as guarantors, and the purchasers named in Schedule A thereto is incorporated herein by reference to Exhibit 99.2 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).

Exhibit
Number	Description

10.18	Credit Agreement dated as of April 27, 2001 by and among Westmoreland Mining LLC, WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., the other entities from time to time party thereto as guarantors, the banks party thereto, and PNC Bank, National Association, in its capacity as agent for the banks, is incorporated herein by reference to Exhibit 99.3 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).
10.19	First Amendment to Credit Agreement dated as of August 15, 2001 among Westmoreland Mining LLC, the Loan Parties under the Credit Agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent, is incorporated herein by reference to Exhibit 10.7 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-11155).
10.20	First Amendment to Note Purchase Agreement dated as of August 15, 2001 among Westmoreland Mining LLC, the other Obligors under the Agreement, the Purchasers under the Agreement, and PNC Capital Markets, Inc., as lead arranger, is incorporated herein by reference to Exhibit 10.8 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-11155).
10.21	Amendment No. 2 to Credit Agreement dated February 27, 2002 among Westmoreland Mining LLC, the Loan Parties under the Credit Agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent, is incorporated herein by reference to Exhibit 10(w) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File No. 001-11155).
10.22	Second Amendment to Term Loan Agreement dated February 27, 2002 among Westmoreland Mining LLC, the other Obligors under the Agreement, the Purchasers under the Agreement, and PNC Capital Markets, Inc., as lead arranger, is incorporated herein by reference to Exhibit 10(x) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File No. 001-11155).
10.23	Third Amendment to Term Loan Agreement dated March 8, 2004 among Westmoreland Mining LLC, the other Obligors under the Agreement, the Purchasers under the Agreement, and PNC Capital Markets, Inc., as lead arranger, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed March 10, 2004 (SEC File No. 001-11155).
10.24	Third Amendment to Credit Agreement dated March 8, 2004 among Westmoreland Mining LLC, the Loan Parties under the Credit Agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent, is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Current Report on Form 8-K filed March 10, 2004 (SEC File No. 001-11155).
10.25	Fourth Amendment to Credit Agreement dated December 21, 2005 among Westmoreland Mining LLC, the Loan Parties under the Credit agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed December 22, 2005 (SEC File No. 001-11155).
10.26	Loan Agreement dated as of December 14, 2001 between Westmoreland Coal Company, a Delaware corporation, and First Interstate Bank, a Montana corporation, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed December 19, 2001
(SEC File No. 001-11155).
10.27	First Amendment dated as of December 24, 2002 to Loan Agreement dated December 14, 2001 between Westmoreland Coal Company, a Delaware corporation, and First Interstate Bank, a Montana corporation, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed January 28, 2003 (SEC File No. 001-11155).
10.28	Second Amendment dated as of January 24, 2003 to Loan Agreement dated December 14, 2001 between Westmoreland Coal Company, a Delaware corporation, and First Interstate Bank, a Montana corporation, is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Current Report on Form 8-K filed January 28, 2003 (SEC File No. 001-11155).
10.29	Third Amendment effective as of June 24, 2004 to Loan Agreement dated December 14, 2001 between Westmoreland Coal Company, a Delaware corporation, and First Interstate Bank, a Montana corporation, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed June 30, 2004 (SEC File No. 011-11155).

Exhibit
Number		Description

10.30		Fourth Amendment dated June 9, 2006 to Loan Agreement dated December 14, 2001 between Westmoreland Coal Company, a Delaware corporation, and First Interstate Bank, a Montana corporation, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed June 14, 2006 (SEC File No. 001-11155).
10.31		Pledge Agreement dated as of April 27, 2001, by and among Westmoreland Coal Company, Westmoreland Mining LLC, the other entities from time to time party thereto as pledgors, and Firstar Bank, N.A., as collateral agent for the purchasers in connection with the Term Loan Agreement, is incorporated herein by reference to Exhibit 99.4 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).
10.32		Pledge Agreement dated as of April 27, 2001, by and among Westmoreland Coal Company, Westmoreland Mining LLC, the other entities from time to time party thereto as pledgors, and Firstar Bank, N.A., as collateral agent for the banks in connection with the Revolving Credit Agreement, is incorporated herein by reference to Exhibit 99.5 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).
10.33		Continuing Agreement of Guaranty and Suretyship dated as of April 27, 2001, by and among WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., and each of the other persons which becomes a guarantor thereunder, in favor of the purchasers under the Term Loan Agreement, is incorporated herein by reference to Exhibit 99.6 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).
10.34		Continuing Agreement of Guaranty and Suretyship dated as of April 27, 2001, by and among WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., and each of the other persons which becomes a guarantor thereunder, in favor of PNC Bank, National Association, as agent for the banks in connection with that Credit Agreement, is incorporated herein by reference to Exhibit 99.7 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).
10.35		Security Agreement dated as of April 27, 2001, by and among Westmoreland Mining LLC, WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., and each of the other persons which becomes a guarantor under the Term Loan Agreement and Firstar Bank, N.A., as collateral agent for the purchasers under the Term Loan Agreement, is incorporated herein by reference to Exhibit 99.8 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).
10.36		Stock Purchase Agreement dated as of September 15, 2000 by and between Westmoreland Coal Company and Entech, Inc. is incorporated herein by reference to Exhibit 99.1 to Westmoreland’s Current Report on Form 8-K filed February 5, 2001 (SEC File No. 001-11155).
10	.37*	Westmoreland Coal Company 2002 Long-Term Incentive Stock Plan is incorporated herein by reference to Annex A to Westmoreland’s Definitive Proxy Statement filed April 23, 2002 (SEC File No. 001-11155).
10.38		Letter Agreement dated June 18, 2002, between Reliant-HL&P and Northwestern Resources Co. is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (SEC File No. 001-11155).
10	.39*	Westmoreland Coal Company 2000 Performance Unit Plan, dated May 22, 2003, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 001-11155).
10	.40*	First Amendment to Westmoreland Coal Company 2000 Non-employee Directors’ Stock Incentive Plan, dated May 22, 2003, is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 001-11155).
10	.41*	Termination Agreement for Robert J. Jaeger, Chief Financial Officer, is incorporated herein by reference to Exhibit 10.3 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 001-11155).
10.42		Supplemental Settlement Agreement and Amendment of Existing Contracts between Northwestern Resources Company and Texas Genco, L.P., dated January 30, 2004, is incorporated herein by reference to Exhibit 10(nn) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-11155).

Exhibit
Number	Description

10.43	Letter Agreement Regarding Lignite Supply Agreement dated September 21, 2005 between Texas Genco II, L.P. and Texas Westmoreland Coal Company is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report Form 10-Q for the quarter ended September 30, 2005 (SEC File No. 001-11155).
10.44	Purchase Agreement dated June 23, 2006 by and between LG&E Roanoke Valley L.P., LG&E Power Services LLC, and Westmoreland Coal Company is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(SEC File No. 001-11155).
10.45	Third Amendment and Restatement of the Power Purchase and Operating Agreement effective as of December 1, 2000 between Westmoreland-LG&E Partners and Virginia Electric and Power Company is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).
10.46	Second Amendment and Restatement of the Power Purchase and Operating Agreement dated November 21, 2000 between Westmoreland-LG&E Partners and Virginia Electric and Power Company for the Roanoke Valley II Project is incorporated herein by reference to Exhibit 10.3 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).
10.47	Amended and Restated Construction and Term Loan Agreement dated as of December 1, 1993 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.4 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).
10.48	Amendment No. 1 to Amended and Restated Construction and Term Loan Agreement dated as of November 4, 1994 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.5 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).
10.49	Amendment No. 2 to Amended and Restated Construction and Term Loan Agreement dated as of December 30, 1994 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.6 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).
10.50	Amendment No. 3 to Amended and Restated Construction and Term Loan Agreement dated as of January 31, 1995 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.7 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).
10.51	Amendment No. 4 to Amended and Restated Construction and Term Loan Agreement dated as of October 19, 1995 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.8 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).
10.52	Amendment No. 5 to Amended and Restated Construction and Term Loan Agreement dated as of December 15, 1996 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.9 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).
10.53	Amendment No. 5 to Amended and Restated Construction and Term Loan Agreement dated as of August 23, 2000 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Institutional Agent, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.10 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

Exhibit
Number		Description

10.54		Amendment No. 6 to Amended and Restated Construction and Term Loan Agreement dated as of November 21, 2000 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Institutional Agent, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.11 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).
10.55		Amendment No. 7 to Amended and Restated Construction and Term Loan Agreement dated as of November 15, 2001 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Institutional Agent, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.12 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).
10.56		Amendment No. 8 to Amended and Restated Construction and Term Loan Agreement dated as of November 28, 2001 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Institutional Agent, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.13 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).
10.57		Amendment No. 9 to Amended and Restated Construction and Term Loan Agreement dated as of March 1, 2002 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Institutional Agent, the Issuing Bank, the Co-Agents and Agent (each as defined therein) is incorporated herein by reference to Exhibit 10.14 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).
10.58		Amendment No. 10 to Amended and Restated Construction and Term Loan Agreement dated as of April 8, 2003 among Westmoreland-LG&E Partners, the Lenders named therein, the Institutional Lenders, the Institutional Agent, the Bond L/C Issuing Bank, the Co-Agents (each as defined therein), Credit Suisse First Boston in the capacities named therein and Dexia Credit Local, New York Agency, in the capacities named therein is incorporated herein by reference to Exhibit 10.15 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).
10.59		Note Purchase Agreement dated June 29, 2006 between Westmoreland Energy LLC and SOF Investments, L.P. is incorporated herein by reference to Exhibit 10.16 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).
10	.60*	Description of Annual Bonus Opportunities for Fiscal 2006 for the Named Executive Officers of Westmoreland Coal Company is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (SEC File No. 001-11155).
10	.61*,**	Westmoreland Coal Company Severance Policy for specified employees, including certain executive officers not covered by Westmoreland’s Executive Severance Policy, dated July 26, 2004.
21		Subsidiaries of the Registrant
23.1		Consent of KPMG LLP
23.2		Consent of KPMG LLP
23.3		Consent of Deloitte & Touche LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Compensatory benefit plan or arrangement or management contract.

**	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed April 2, 2007 and incorporated herein by reference.