Form 10-Q/A
period 2007-03-31
WESTMORELAND COAL CO
filed 2008-03-17
CIK 106455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1 to Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-11155

WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	23-1128670 (I.R.S. Employer Identification No.)

2 North Cascade Avenue 2nd Floor Colorado Springs, Colorado (Address of principal executive offices)	80903 (Zip Code)

Registrant’s telephone number, including area code
719-442-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 1, 2008: Common stock, $2.50 par value: 9,445,936 shares

Explanatory Note

Overview

Westmoreland Coal Company is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. The consolidated balance sheets and statements of operations have been restated to correct errors in the amounts recorded for the Company’s postretirement medical benefit obligations and related expenses, and its stock based compensation expense. The restatement adjustments had no effect on the cash flows of the Company for any of the periods presented.

For the three months ended March 31, 2007 and 2006, the restatement had the following effects on the Company’s statements of operations:

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Net income applicable to common shareholders, as previously reported	$8,874	$5,353
Increase in heritage health benefit expenses related to the 2001 court decision	(1,414)	(928)
Increase in heritage health benefit expenses related to an error in 2006 census data	—	(302)
Increase in selling and administrative expenses related to other census data errors	(30)	(30)
Increase in stock compensation expense related to stock based incentive plan	(66)	(42)

Total adjustments	(1,510)	(1,302)

Net income applicable to common shareholders, as restated	$7,364	$4,051

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

3) In connection with the Company’s review of the census data for all of its post retirement benefit plans, the Company determined that it had omitted 33 additional participants in its post retirement medical benefit plans.

With this restatement, the Company has now included in its postretirement medical benefit liability at December 31, 2006 an actuarially determined obligation for these 231 current or former employees.

The first error was discovered by the Company’s actuaries and management during a review of one of the Company’s postretirement plans. The remaining errors were discovered after the Company undertook a comprehensive review of its census data for all of its plans The errors resulted in an understatement of heritage health benefit expenses and an overstatement of net income of $1.4 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively.

Stock based Compensation Expense

The Company also identified an error in the calculation of its stock based compensation expense. The Company failed to account for an incentive plan based in part on the price of the Company’s shares under SFAS 123R (“Share-Based Payment”). The errors resulted in an understatement of the Company’s stock compensation expense and an overstatement of net income of $0.1 million for each of the three months ended March 31, 2007 and 2006.

Amendment to this Form 10-Q

After discussion with our Audit Committee and our independent registered public accounting firm, management recommended to the Audit Committee that previously reported financial results be restated. The Audit Committee agreed with this recommendation. Our Amendment No. 2 to our Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K/A”) restates our previously issued consolidated balance sheets as of December 31, 2006 and 2005, our consolidated statements of operations and stockholders’ equity and comprehensive income for each of the years ended December 31, 2006, 2005 and 2004. This Amendment No. 1 to our Form 10-Q restates our balance sheet at March 31, 2007 and our statements of operations for the three months ended March 31, 2007 and 2006.

The following sections of this Amendment No. 1 to Form 10-Q have been revised to reflect the restatement: Part I — Item 1 — Financial Statements, Item 2 — Management’s Discussion and Analysis of Results of Financial Condition and Operations, and Item 4 — Controls and Procedures. Except to the extent relating to the restatement of our financial statements, the financial statements and other disclosures in this Amendment No. 1 to Form 10-Q do not reflect any events that have occurred after this Form 10-Q was initially filed on May 10, 2007, except as disclosed in Note 20, “Subsequent Events”.

Internal Controls

In connection with the restatement of the Company’s consolidated financial statements, management has determined that the description of the previously disclosed material weakness existing as of December 31, 2006 should be modified and that two additional material weaknesses existed and should be disclosed. The material weaknesses relate to the lack of adequate controls for the testing, verification and review of electronic spreadsheets that impact the company’s financial reporting, the lack of controls to ensure the completeness and accuracy of the census data used to calculate the Company’s postretirement medical benefit liabilities, and the lack of adequate controls over the accounting for the Company’s Performance Unit Plan under generally accepted accounting principles for stock based compensation plans.

Effects of Restatement

The following table sets forth the effects of the restatement on affected line items within the Company’s previously reported statements of operations for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31,
Effects on Statements of Operations	2007	2006

Selling and administrative expenses:
As previously reported	$12,980	$9,426
As restated	13,076	9,498
Heritage health benefit expenses:
As previously reported	$465	$7,024
As restated	1,879	8,254
Net earnings:
As previously reported	$9,214	$5,789
As restated	7,704	4,487
Effect on per share amounts:
Basic, as previously reported	$0.98	$0.63
Basic, as restated	0.81	0.48
Diluted, as previously reported	$0.96	$0.60
Diluted, as restated	0.79	0.45

In light of the restatement, readers should not rely on the Company’s previously filed financial statements and other financial information for the three months ended March 31, 2007 and 2006.

PART I — FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(As Restated, note 2)
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$25,749	$26,738
Receivables:
Trade	65,186	56,923
Other	7,777	6,017

	72,963	62,940
Inventories	26,278	24,484
Restricted cash	—	3,300
Excess of trust assets over pneumoconiosis benefit obligation	3,566	5,566
Other current assets	7,080	4,992

Total current assets	135,636	128,020

Property, plant and equipment:
Land and mineral rights	80,076	79,442
Capitalized asset retirement cost	145,294	143,655
Plant and equipment	362,677	350,414

	588,047	573,511
Less accumulated depreciation, depletion and amortization	149,891	142,059

Net property, plant and equipment	438,156	431,452
Investment in independent power projects		—
Excess of trust assets over pneumoconiosis benefit obligation, less current portion	2,430	2,266
Advanced coal royalties	3,826	3,982
Reclamation deposits	63,712	62,486
Restricted cash and bond collateral	68,098	66,353
Contractual third party reclamation receivables	30,716	41,938
Intangible assets	12,762	13,263
Other assets	4,001	11,622

Total Assets	$759,337	$761,382

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$75,332	$76,803
Accounts payable and accrued expenses:
Trade	47,075	54,603
Deferred revenue	1,004	886
Income taxes	4,362	4,180
Interest	1,898	2,907
Production taxes	26,268	23,589
Workers’ compensation	936	949
Pension and SERP obligations	76	76
Postretirement medical benefits	17,175	16,968
Asset retirement obligations	15,926	13,832

Total current liabilities	190,052	194,793

Long-term debt, less current installments	198,548	216,204
Revolving lines of credit	7,600	13,000
Workers’ compensation, less current portion	8,463	8,589
Postretirement medical costs, less current portion	283,832	283,098
Pension and SERP obligations, less current portion	23,022	22,815
Deferred revenue, less current portion	32,492	15,328
Asset retirement obligations, less current portion	167,093	170,230
Other liabilities	17,069	17,756
Minority interest	6,087	5,502

Commitments and contingent liabilities	—	—

Shareholders’ deficit:
Preferred stock of $1.00 par value Authorized 5,000,000 shares; Issued and outstanding 160,130 shares at March 31, 2007 and December 31, 2006	160	160
Common stock of $2.50 par value Authorized 20,000,000 shares; Issued and outstanding 9,056,864 shares at March 31, 2007 and 9,014,078 shares at December 31, 2006	22,642	22,535
Other paid-in capital	80,153	79,246
Accumulated other comprehensive loss	(137,130)	(139,424)
Accumulated deficit	(140,746)	(148,450)

Total shareholders’ deficit	(174,921)	(185,933)

Total Liabilities and Shareholders’ Deficit	$759,337	$761,382

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(As Restated, note 2)
	(In thousands)

Revenues:
Coal	$103,080	$94,634
Energy	24,608	—
Independent power projects — equity in earnings	136	4,458

	127,824	99,092

Cost and expenses:
Cost of sales — coal	83,050	73,865
Cost of sales — energy	14,308	—
Depreciation, depletion and amortization	8,885	5,920
Selling and administrative	13,076	9,498
Heritage health benefit expenses	1,879	8,254
Gain on sales of assets	(5,866)	(5,016)

	115,332	92,521

Operating income	12,492	6,571

Other income (expense):
Interest expense	(6,545)	(2,654)
Interest income	2,403	1,133
Minority interest	(588)	(483)
Other income	124	197

	(4,606)	(1,807)

Income before income taxes	7,886	4,764
Income tax expense	182	277

Net income	7,704	4,487
Less preferred stock dividend requirements	340	436

Net income applicable to common shareholders	$7,364	$4,051

Net income per share applicable to common shareholders:
Basic	$0.81	$0.48
Diluted	$0.79	$0.45

Weighted average number of common shares outstanding
Basic	9,039	8,430
Diluted	9,286	8,928

See accompanying Notes to Consolidated Financial Statements

Westmoreland Coal Company and Subsidiaries

Consolidated Statement of Shareholders’ Deficit
and Comprehensive Income (Loss)
Three Months Ended March 31, 2007

	Class A			Accumulated
	Convertible			Other		Total
	Exchangeable	Common	Other Paid-In	Comprehensive	Accumulated	Shareholders’
	Preferred Stock	Stock	Capital	Loss	Deficit	Equity (Deficit)
	(In thousands)
	(Unaudited)

Balance at December 31, 2005 (205,083 preferred shares and 8,413,312 common shares outstanding) (As Restated, note 2)	$205	$21,033	$75,344	$(11,409)	$(115,381)	$(30,208)
Common stock issued as compensation (89,939 shares)	—	225	2,339	—	—	2,564
Common stock options exercised (174,732 shares)	—	437	561	—	—	998
Dividends declared	—	—	—	—	(387)	(387)
Exchange of preferred shares for common stock (336,095 shares)	(45)	840	(4)	—	(791)	—
Cumulative effect of change in accounting for deferred overburden removal costs	—	—	—	—	(16,805)	(16,805)
Adjustment for funded status of pension and postretirement medical benefit plans upon adoption of SFAS 158 (As Restated, note 2)	—	—	—	(129,821)	—	(129,821)
Cumulative effect of adjustment upon adoption of SAB 108	—	—	—	—	(2,388)	(2,388)
Adjustment for stock appreciation rights previously classified as a liability upon adoption of SFAS 123(R)	—	—	1,006	—	—	1,006
Net loss (As Restated, note 2)	—	—	—	—	(12,698)	(12,698)
Minimum pension liability	—	—	—	1,744	—	1,744
Settlement of interest rate swap agreement	—	—	—	62	—	62

Comprehensive loss (As Restated, note 2)	—	—	—	—	—	(10,892)

Balance at December 31, 2006 (160,130 preferred shares and 9,014,078 common shares outstanding) (As Restated, note 2)	160	22,535	79,246	(139,424)	(148,450)	(185,933)
Common stock issued as compensation (28,820 shares)	—	72	724	—	—	796
Common stock options exercised (13,966 shares)	—	35	183	—	—	218
Net income (As Restated, note 2)	—	—	—	—	7,704	7,704
Amortization of actuarial loss and transition obligations (As Restated, note 2)	—	—	—	2,294	—	2,294

Comprehensive income (As Restated, note 2)	—	—	—	—	—	9,998

Balance at March 31, 2007 (160,130 preferred shares and 9,056,864 common shares outstanding) (As Restated, note 2)	$160	$22,642	$80,153	$(137,130)	$(140,746	$(174,921)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2007	2006
	(As Restated, note 2)
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$7,704	$4,487
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred power sales revenue	7,312	—
Cash distributions from independent power projects	135	1,085
Equity in earnings of independent power projects	(135)	(4,458)
Depreciation, depletion and amortization	8,885	5,920
Amortization of intangible assets and liabilities	246	—
Stock compensation expense	862	859
Gain on sales of assets	(5,866)	(5,016)
Minority interest	588	483
Amortization of deferred financing costs	617	235
Amortization of actuarial loss and transition obligations	2,294	—
Changes in operating assets and liabilities:
Receivables, net	(23)	1,744
Inventories	449	(1,639)
Excess of trust assets over pneumoconiosis benefit obligation	1,836	(216)
Accounts payable and accrued expenses	(5,064)	(2,049)
Income taxes payable	182	264
Accrual for workers’ compensation	(139)	(10)
Accrual for postretirement medical costs	941	2,491
Pension and SERP obligations	207	1,100
Other assets and liabilities	(1,528)	(2,444)

Net cash provided by operating activities	19,503	2,836

Cash flows from investing activities:
Additions to property, plant and equipment	(3,678)	(1,935)
Change in restricted cash and bond collateral and reclamation deposits	329	(2,744)
Net proceeds from sales of assets	13,178	5,060
Acquisition of Absaloka mining operations, net	(3,405)	—

Net cash provided by investing activities	6,424	381

Cash flows from financing activities:
Repayment of long-term debt	(21,734)	(3,116)
Net borrowings (repayments) on revolving lines of credit	(5,400)	(1,500)
Exercise of stock options	218	326
Dividends paid on preferred shares	—	(205)

Net cash used in financing activities	(26,916)	(4,495)

Net decrease in cash and cash equivalents	(989)	(1,278)
Cash and cash equivalents, beginning of year	26,738	11,216

Cash and cash equivalents, end of period	$25,749	$9,938

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7,012	$2,406
Income taxes	—	12

See accompanying Notes to Consolidated Financial Statements.

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2006. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in that Amendment No. 2 to its 2006 Annual Report. Most of the descriptions of the accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Amendment No. 1 to Form 10-Q is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The major factors impacting the Company’s liquidity are: payments due on the term loan it entered into to acquire various operations and assets from Montana Power and Knife River in May 2001 (see note 8); payments due on the acquisition debt associated with its purchase of the 50% interest in a partnership which owns the 230 MW Roanoke Valley power plant (“ROVA”) (see note 8); payments made for the buyout of the Washington Group International mining contract at WRI (see note 3), and additional capital expenditures the Company plans to make since it has taken over responsibility to operate the mine; cash collateral requirements for additional reclamation bonds in new mining areas; and payments for its heritage health benefit costs. Unforeseen changes in the Company’s ongoing business requirements could also impact its liquidity. The principal sources of cash flow to Westmoreland Coal Company are dividends from WRI, distributions from ROVA and from Westmoreland Mining subject to the provisions in their respective debt agreements and dividends from the subsidiaries that operate power plants.

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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	RESTATEMENT

Westmoreland Coal Company is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. The consolidated balance sheets and statements of operations have been restated to correct errors in the amounts recorded for the Company’s postretirement medical benefit obligations and related expenses, and its stock based compensation expense. The restatement adjustments had no effect on the cash flows of the Company for any of the periods presented.

For the three months ended March 31, 2007 and 2006, the restatement had the following effects on the Company’s statements of operations:

	Three Months Ended
	March 31,
Effects of Correction	2007	2006
	(In thousands)

Net income applicable to common shareholders, as previously reported	$8,874	$5,353
Increase in heritage health benefit expenses related to the 2001 court decision	(1,414)	(928)
Increase in heritage health benefit expenses related to an error in 2006 census data	—	(302)
Increase in selling and administrative expenses related to other census data errors	(30)	(30)
Increase in stock compensation expense related to stock based incentive plan	(66)	(42)

Total adjustments	(1,510)	(1,302)

Net income applicable to common shareholders, as restated	$7,364	$4,051

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

ITEM 1
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

The first error was discovered by the Company’s actuaries and management during a review of one of the Company’s postretirement plans. The remaining errors were discovered after the Company undertook a comprehensive review of the census data for all of its plans. The errors resulted in an understatement of heritage health benefit expenses and an overstatement of net income of $1.4 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively.

Stock based Compensation Expense

The Company also identified an error in the calculation of its stock based compensation expense. The Company failed to account for an incentive plan based in part on the price of the Company’s shares under SFAS 123R (“Share-Based Payment”). The errors resulted in an understatement of the Company’s stock compensation expense and an overstatement of net income of $0.1 million for each of the three months ended March 31, 2007 and 2006.

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the impact of the restatement adjustments on the previously reported consolidated statements of operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(In thousands; except per share data)

Consolidated Statement of Operations
Selling and administrative expenses	$12,980	$13,076	$9,426	$9,498
Heritage health benefit expenses	465	1,879	7,024	8,254
Operating income	14,002	12,924	7,873	6,571
Net income before income tax	9,396	7,886	6,066	4,764
Net income	9,214	7,704	5,789	4,487
Net income applicable to common shareholders	8,874	7,364	5,353	4,051
Net income per share applicable to common shareholders:
Basic earnings per share	$0.98	$0.81	$0.63	$0.48
Diluted earnings per share	0.96	0.79	0.60	0.45

The following table shows the impact of the restatement adjustments on the previously reported consolidated balance sheet as of March 31, 2007:

	March 31, 2007
	As
	Previously	As
	Reported	Restated
	(In thousands)

Consolidated Balance Sheet
Income taxes payable	$4,951	$4,362
Postretirement medical benefits, current portion	17,175	17,175
Total current liabilities	190,641	190,052
Postretirement medical costs, less current portion	223,016	283,832
Other liabilities	16,350	17,069
Total liabilities	873,312	934,258
Accumulated other comprehensive loss	(102,815)	(137,130)
Accumulated deficit	(114,115)	(140,746)
Total shareholders’ deficit	(113,975)	(174,921)

3.	ABSALOKA MINING CONTRACT

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

ITEM 1
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

Adoption of SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under previous accounting standards must be recognized as assets or liabilities with a corresponding adjustment to accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic benefit cost. SFAS 158 was effective for publicly-held companies for fiscal years ending after December 15, 2006. Based on the Company’s unfunded obligations at December 31, 2006, the Company’s assets decreased by approximately $4.5 million, and liabilities for pension and other postretirement medical benefit plans increased by approximately $125.3 million, resulting in an increase in shareholders’ deficit of approximately $129.8 million. The adoption of SFAS 158 will not affect the Company’s future pension and postretirement medical benefit expenses, as determined under the provisions of SFAS 106 and SFAS 87.

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

There was no cumulative effect adjustment recorded in the Company’s Statement of Operations for the change in accounting related to the adoption of SFAS 123(R). The adoption of SFAS 123(R) had the effect of decreasing the net income for the three months ended March 31, 2007 and 2006 by approximately $0.9 million and $0.4 million, respectively.

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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7.	RESTRICTED CASH AND BOND COLLATERAL

The Company’s restricted cash and bond collateral consist of the following:

	Restricted Cash and Bond Collateral
	March 31,	December 31,
	2007	2006
	(In thousands)

Corporate:
Worker’s compensation bonds	$5,578	$5,512
Postretirement health benefit bonds	1,172	4,436
Coal Segment:
Westmoreland Mining — debt reserve account	10,445	10,312
Westmoreland Mining — prepayment account	15,169	15,123
Reclamation bond collateral:
Absaloka Mine	4,745	3,702
Jewett Mine	1,072	1,057
Rosebud Mine	89	89
Beulah Mine	71	71
ROVA:
Debt protection account	28,253	28,141
Ash reserve account	605	627
Repairs and maintenance account	899	583

Total restricted cash and bond collateral	68,098	69,653
Less current portion	—	(3,300)

Total restricted cash and bond collateral, less current portion	$68,098	$66,353

For all of its restricted cash and bond collateral accounts, the Company can select from several investment options for the funds and receives the investment returns on these investments.

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding at March 31, 2007 and December 31, 2006 under the Company’s lines of credit and long-term debt consist of the following:

	Current Portion of Debt		Total Debt Outstanding
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
	(In thousands)

Corporate debt:
Revolving line of credit	$—	$—	$7,600	$8,500
Westmoreland Mining debt:
Revolving line of credit	—	—	—	4,500
Westmoreland Mining term debt:
Series B Notes	12,650	12,000	53,600	56,600
Series C Notes	—	—	20,375	20,375
Series D Notes	—	—	14,625	14,625
Other term debt	1,801	1,311	5,695	3,474
ROVA debt:
ROVA acquisition bridge loan	25,700	30,000	25,700	30,000
ROVA acquisition term loan	5,000	5,000	5,000	5,000
ROVA term debt	30,181	28,492	148,885	162,933

Total debt outstanding	$75,332	$76,803	$281,480	$306,007

The ROVA current and total term debt includes debt premiums of $0.6 million and $4.7 million, respectively.

The maturities of all long-term debt and the revolving credit facilities outstanding at March 31, 2007 are (in thousands):

2007	$54,849
2008	85,953
2009	43,999
2010	27,751
2011	21,039
Thereafter	43,159

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

ITEM 1
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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

9.	DERIVATIVE INSTRUMENTS

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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company accounts for these derivative instruments on a mark-to-market basis through earnings. The Consolidated Financial Statements as of March 31, 2007 reflect unrealized gains on these contracts of $0.3 million, which is recorded in accounts receivable. Unrealized gains during the three months ended March 31, 2007 were $0.7 million, which is recorded as a reduction to Costs of sales — coal. During the three months ended March 31, 2007, the Company settled a portion of these contracts covering approximately 0.8 million gallons of fuel, which resulted in a loss of less than $0.1 million.

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

The components of these expenses are (in thousands):

	Three Months Ended,
	March 31,
	2007	2006
	(As Restated, note 2)

Health care benefits	$6,728	$7,178
Combined benefit fund payments (credit)	(4,873)	995
Workers’ compensation benefits	187	297
Black lung benefits (credit)	(163)	(216)

Total	$1,879	$8,254

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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	PENSION AND POSTRETIREMENT MEDICAL BENEFITS

The Company provides pension and postretirement medical benefits to qualified full-time employees and retired employees and their dependents, the majority of which benefits are mandated by the Coal Act. The Company incurred costs of providing these benefits during the three months ended March 31, 2007 and 2006 as follows (in thousands):

	Three Months Ended March 31,
			Postretirement
	Pension Benefits		Medical Benefits
	2007	2006	2007	2006
	(As Restated, note 2)

Components of net periodic benefit cost:
Service cost	$744	$800	$231	$188
Interest cost	1,073	1,053	4,479	4,536
Expected return on plan assets	(1,027)	(931)	—	—
Amortization of deferred items	189	354	2,104	2,867

Total net periodic benefit cost	$979	$1,276	$6,814	$7,591

The Company expects to pay approximately $17.0 million for postretirement medical benefits during 2007, net of Medicare Part D reimbursements. A total of $4.0 million was paid in the first quarter of 2007.

The Company expects to contribute approximately $4.2 million to its pension plans during 2007. A total of $0.6 million was paid in the first quarter of 2007.

12.	ASSET RETIREMENT OBLIGATIONS, RECLAMATION DEPOSITS AND CONTRACTUAL THIRD PARTY RECLAMATION RECEIVABLES

Asset Retirement Obligations

Changes in the Company’s asset retirement obligations for the three months ended March 31, 2007 and 2006 are summarized below (in thousands):

	Three Months Ended March 31,
	2007	2006

Asset retirement obligations — beginning of year	$184,062	$158,407
Accretion	3,261	2,532
Settlements (final reclamation performed)	(1,403)	(3,243)
Changes due to amount and timing of reclamation	(2,901)	—

Asset retirement obligations — end of period	$183,019	$157,696

ITEM 1
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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock ($160,000 at March 31, 2007).

Restricted Net Assets

At March 31, 2007, Westmoreland Coal Company had approximately $127.6 million of net assets at its subsidiaries that were not available to be transferred to it in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries. Approximately $20.3 million of net assets of the subsidiaries are unrestricted.

14.	INCENTIVE STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND PERFORMANCE UNITS

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

Information with respect to both the employee and director SARs is as follows:

		Stock
		Appreciation	Weighted Average
	Base Price Range	Rights	Base Price

Outstanding at December 31, 2006	$18.04 - 29.48	560,747	$21.66
Exercised	19.37 - 20.98	(9,960)	20.21
Outstanding at March 31, 2007	$18.04 - 29.48	550,787	$21.68

Information about SARs outstanding as of March 31, 2007 is as follows:

Weighted Average
		Remaining	Weighted Average		Weighted Average
		Contractual Life	Base Price		Base Price (Vested
Range of Base Price	Number Outstanding	(Years)	(All SARs)	SARs Vested	SARs)

$18.04 - 29.48	550,787	8.3	$21.68	378,253	$20.38

The amount of unamortized compensation expense for SARs outstanding at March 31, 2007 was $1.9 million which is expected to be recognized over approximately three years.

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to employee and director stock options is as follows:

			Weighted Average
	Issue Price	Stock Option	Exercise
	Range	Shares	Price

Outstanding at December 31, 2006	$2.81 - 22.86	541,616	$11.62
Exercised	12.86 - 18.08	(13,966)	15.63

Outstanding at March 31, 2007	$2.81 - 22.86	527,650	$11.52

Information about stock options outstanding as of March 31, 2007 is as follows:

		Weighted Average
		Remaining	Weighted Average		Weighted Average
Range of Exercise	Number	Contractual Life	Exercise Price (All	Number	Exercise Price
Price	Outstanding	(Years)	Options)	Exercisable	(Vested Options)

$ 2.81 - 5.00	188,150	2.7	$2.92	188,150	$2.92
5.01 - 10.00	—	—	—	—	—
10.01 - 15.00	92,035	5.0	12.36	92,035	12.36
15.01 - 22.86	247,465	5.7	17.74	244,131	17.67

$ 2.81 - 22.86	527,650	4.5	$11.52	524,316	$11.45

The amount of unamortized compensation expense for options outstanding at March 31, 2007 was less than $0.1 million.

As of March 31, 2007, the Company had performance units outstanding under its Performance Unit Plan. The value of the performance units is payable to the participants upon vesting in cash, or at the option of the Company, in shares of common stock. The value is based in part on the appreciation of the Company’s common stock and its performance relative to the average of two stock market indices. The performance units vest over a three year period. The units granted are accounted for a liability based award, since the Company has historically settled the awards in cash and intends to settle the outstanding awards in cash. During the first three months of both 2007 and 2006, the Company recognized $0.1 million of stock compensation expense for this plan under SFAS 123(R). The amount of unamortized compensation expense for this plan was $0.4 million at March 31, 2007.

Compensation cost arising from share-based payment arrangements was $0.9 million and $0.4 million, during the first three months of 2007 and 2006, respectively, including $0.6 million and $0.4 million, respectively, for stock issued as matching contributions to the Company’s 401(k) Savings Plan.

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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2007	2006
	(As Restated, note 2)
	(In thousands, except per share data)

Net income applicable to common shareholders:	$7,364	$4,051
Number of shares of common stock outstanding:
Basic	9,039	8,430
Effect of dilutive stock options	247	414
Effect of dilutive SARs	—	71
Effect of dilutive restricted stock	—	13

Diluted	9,286	8,928

Net income per share applicable to common shares outstanding:
Basic	$0.81	$0.48
Diluted	$0.79	$0.45
Number of shares excluded from calculation of diluted EPS because the exercise price of the options and SARs were greater than the average market price of the common shares	197	—

16.	INCOME TAXES

Income tax expense attributable to income before income taxes consists of:

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Current:
Federal	$—	$25
State	182	252

	182	277

Deferred:
Federal	—	—
State	—	—

Income tax expense	$182	$277

17.	BUSINESS SEGMENT INFORMATION

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

ITEM 1
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

	Three Months Ended March 31, 2007
		Independent
	Coal	Power	Heritage	Corporate	Total
	(As Restated, note 2)
	(In thousands)
	(Unaudited)

Revenues:
Coal	$103,080	$—	$—	$—	$103,080
Energy	—	24,608	—	—	24,608
Equity in earnings	—	136	—	—	136

	103,080	24,744	—	—	127,824

Costs and expenses:
Cost of sales — coal	83,050	—	—	—	83,050
Cost of sales — energy	—	14,308	—	—	14,308
Depreciation, depletion and amortization	6,377	2,423	—	85	8,885
Selling and administrative	5,456	3,219	470	3,931	13,076
Heritage health benefit expenses	—	—	1,879	—	1,879
Gain on sales of assets	(221)	(4)	—	(5,641)	(5,866)

Operating income (loss)	8,418	4,798	(2,349)	1,625	12,492

Other income (expense):
Interest expense	(2,470)	(3,748)	—	(327)	(6,545)
Interest income	1,166	517	647	73	2,403
Minority interest	(588)	—	—	—	(588)
Other income (loss)	108	(3)	—	19	124

Income (loss) before income taxes	$6,634	$1,564	$(1,702)	$1,390	$7,886

Capital expenditures	$3,598	$72	$—	$8	$3,678

Total assets	$450,096	$281,898	$11,589	$15,754	$759,337

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2006
		Independent
	Coal	Power	Heritage	Corporate	Total
	(As Restated, No. 2)
	(In thousands)
	(Unaudited)

Revenues:
Coal	$94,634	$—	$—	$—	$94,634
Equity in earnings	—	4,458	—	—	4,458

	94,634	4,458	—	—	99,092

Costs and expenses:
Cost of sales — coal	73,865	—	—	—	73,865
Depreciation, depletion and amortization	5,831	8	—	81	5,920
Selling and administrative	5,468	854	189	2,987	9,498
Heritage health benefit expenses	—	—	8,254	—	8,254
(Gain) loss on sales of assets	44	—	—	(5,060)	(5,016)

Operating income (loss)	9,426	3,596	(8,443)	1,992	6,571

Other income (expense):
Interest expense	(2,522)	—	—	(132)	(2,654)
Interest income	964	—	24	145	1,133
Minority interest	(483)	—	—	—	(483)
Other income	71	126	—	—	197

Income (loss) before income taxes	$7,456	$3,722	$(8,419)	$2,005	$4,764

Capital expenditures	$1,553	$—	$—	$382	$1,935

Total assets	$406,433	$54,897	$10,256	$10,973	$482,559

18.	COMMITMENTS

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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ITEM 1
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

No reserve has been accrued by the Company for this matter.

20.	SUBSEQUENT EVENTS

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

On March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to that investor. The notes mature 5 years from date of issuance, carry a 9.0% interest rate and are convertible into the Company’s common stock at the investor’s option at an initial conversion price of $10 per share. As part of that transaction the Standby Purchase Agreement was terminated.

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

Material Changes in Financial Condition from December 31, 2006 to March 31, 2007

2007 Restatement

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. The consolidated balance sheets and statements of operations have been restated to correct errors in the amounts recorded for our postretirement medical benefit obligations and related expenses, and our stock based compensation expense. The restatement adjustments had no effect on our cash flows for any of the periods presented.

For the three months ended March 31, 2007 and 2006, the restatement had the following effects on our consolidated statements of operations:

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Net income applicable to common shareholders, as previously reported	$8,874	$5,353
Increase in heritage health benefit expenses related to the 2001 court decision	(1,414)	(928)
Increase in heritage health benefit expenses related to an error in 2006 census data	—	(302)
Increase in selling and administrative expenses related to other census data errors	(30)	(30)
Increase in stock compensation expense related to stock based incentive plan	(66)	(42)

Total adjustments	(1,510)	(1,302)

Net income applicable to common shareholders, as restated	$7,364	$4,051

Forward-Looking Disclaimer

Throughout this Amendment No. 1 to Form 10-Q, the Company makes statements which are not historical facts or information and that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the material weaknesses in the Company’s internal controls over financial reporting identified in Amendment No. 2 to our 2006 Form 10-K, the associated ineffectiveness of the Company’s disclosure controls; health care cost trends; the cost and capacity of the surety bond market; the Company’s ability to manage growth and significantly expanded operations; the ability of the Company to implement its growth and development strategy; the Company’s ability to pay the preferred stock dividends that are accumulated but unpaid; the Company’s ability to retain key senior management; the Company’s access to financing or ability to refinance its bridge loan; the Company’s ability to maintain compliance with debt covenant requirements or obtain waivers from its lenders in cases of non-compliance; the Company’s ability to achieve anticipated cost savings and profitability targets; the Company’s ability to successfully identify new business opportunities; the Company’s ability to negotiate profitable coal contracts, price reopeners and extensions; the Company’s ability to predict or anticipate commodity price changes; the Company’s ability to maintain satisfactory labor relations; changes in the industry; competition; the Company’s ability to utilize its deferred income tax assets; the ability to reinvest cash, including cash that has been deposited in reclamation accounts, at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; the demand for electricity; the performance of ROVA and the structure of ROVA’s contracts with its lenders and Dominion Virginia Power; the effect of regulatory and legal proceedings; environmental issues, including the cost of compliance with existing and future environmental requirements; the risk factors set forth below; the Company’s ability to raise additional capital, as discussed under Liquidity and Capital Resources; and the other factors discussed in Note 19 of this Amendment No. 1 to Form 10-Q. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. The Company disclaims any duty to update these statements, even if subsequent events cause its views to change.

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

Factors Affecting our Liquidity

Our heritage health benefit costs consist primarily of payments for post retirement medical and workers’ compensation benefits. We are also obligated for employee pension and pneumoconiosis benefits. It is important to note that retiree health benefit costs are directly affected by increases in medical service costs, prescription drug costs and mortality rates. The most recent actuarial valuations of our heritage health benefits obligations, which pertain primarily to former employees who worked in our Eastern mines and are guaranteed life-time benefits under the federal Coal Act, indicated that our heritage health benefit payments would increase annually through 2011 and then decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines. In the first three months of 2007, we paid $4.0 million for postretirement benefit expenses, $0.9 million for CBF premiums and $0.3 million for workers’ compensation benefits and received $0.3 million in offsetting Medicare D subsidies. During 2007, we expect to pay $18.8 million in cash costs for postretirement medical benefits and receive $1.8 million of offsetting federal subsidies. In 2007, we expect to make payments for Combined Benefit Fund premiums in the amount of $3.7 million and $1.0 million of payments for workers’ compensation benefits.

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

Historical Sources and Uses of Cash

Cash provided by operating activities was $19.5 million for the first three months of 2007 compared with $2.8 million for the first three months of 2006. The increase in net income and non-cash charges to income, which includes depreciation, amortization, stock compensation, gain on sale of assets and minority interest, in the first three months of 2007 increased cash provided by operating activities by $3.2 million and $5.1 million, respectively. There was only $0.1 million of cash distributions from independent power projects for the first three months of 2007 because ROVA distributions received were consolidated after the acquisition of June 2006. Cash provided by operating activities reflects $7.3 million of revenue deferred under ROVA’s long-term sales agreements. Cash distributions from ROVA of $1.1 million were recorded for the first three months of 2006. Changes in working capital decreased cash provided by operating activities in the first three months of 2007 by $3.1 million compared to a decrease in cash from changes in working capital of $0.8 million in the first three months of 2006.

Our working capital deficit was $54.4 million at March 31, 2007 compared to $66.8 million at December 31, 2006. The decrease in our working capital deficit resulted primarily from a $10.0 million increase in accounts receivable. The increase in accounts receivable resulted from a $10.0 million reserve dedication receivable recorded during the first quarter.

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006.

Coal Operations

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Three Months Ended March 31,
	2007	2006	Change

Revenues — thousands	$103,080	$94,634	9%
Volumes — millions of equivalent coal tons	7.5	7.4	1%
Cost of sales — thousands	$83,050	$73,865	12%

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

The power segment’s financial performance is presented in the following table:

	Three Months Ended
	March 31,
	2007	2006

50% share of ROVA earnings shown as equity in earnings	$—	$4,341
Ft. Lupton equity earnings	136	117

Total equity earnings	136	4,458

Energy revenue(1)	24,608	—
Costs and expenses:
Cost of sales — energy	(14,308)	—
Depreciation, depletion, and amortization	(2,423)	(8)
Selling and administrative	(3,219)	(854)
Gain on sales of assets	4	—

Power segment revenue less costs and expenses	4,662	(862)

Independent power segment operating income	4,798	3,596
Other income (expense):
Interest expense	(3,748)	—
Interest income	517	—
Minority interest	—	—
Other income	(3)	126

Income before income taxes	$1,564	$3,722

(1)	The Company recorded $7.3 million in deferred revenue in 2007 related to capacity payments billed at ROVA.

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

Heritage

During the first three months of 2007 heritage costs decreased by $6.1 million from the first three months of 2006. This decrease resulted primarily from a $5.8 million settlement reached with the Combined Benefit Fund which was recorded in the first three months of 2007.

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

Corporate

Our corporate segment selling and administrative expenses increased by $0.9 million from the first three months of 2007 compared to 2006 and were offset by gains from the sales of assets which were $0.6 million higher in 2007 compared to 2006. This increase resulted primarily from an increase in professional fees, labor, and information technology consulting fees for our systems implementation. The first quarter of 2007 includes a gain of $5.6 million on the sale of our royalty interest at the Caballo Mine in Wyoming, while the first quarter of 2006 includes a gain of $5.1 million from the sale of mineral interests in Colorado.

Selling and Administrative

Our selling and administrative costs increased from $9.5 million in first quarter 2006 to $13.1 million in first quarter 2007. $2.4 million of this increase is the result of consolidating ROVA.

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

The Company accounts for these derivative instruments on a mark-to-market basis through earnings. The Consolidated Financial Statements as of March 31, 2007 reflect unrealized gains on these contracts of $0.3 million, which is recorded in accounts receivable. Unrealized gains during the three months ended March 31, 2007 were $0.7 million, which is recorded as Costs of sales — coal. During the three months ended March 31, 2007, the Company settled a portion of these contracts covering approximately 0.8 million gallons of fuel, which resulted in a loss of less than $0.1 million.

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

As part of our Amendment No. 2 to our 2006 Annual Report on Form 10-K and the Amendment No. 1 to our Form 10-Q, we determined that the description of the previously disclosed material weakness existing as of December 31, 2006 should be modified and we identified additional material weaknesses in our internal controls over financial reporting. The material weaknesses relate to the lack of adequate controls over the testing, verification and review of electronic spreadsheets that impact the Company’s financial reporting, the lack of controls to ensure the completeness and accuracy of the census data used to calculate the Company’s postretirement medical benefit liabilities, and the lack of controls over the accounting for the Company’s Performance Unit Plan under generally accepted accounting principles.

Our chief executive officer and chief financial officer have concluded, based on this evaluation, that as of March 31, 2007, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the changes that were designed to remediate the material weaknesses regarding the Company’s controls identified in the Company’s Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2006.

To remediate the material weaknesses described above and enhance our internal control over financial reporting, the following improvements to our internal controls have been or will be implemented during 2007 and 2008:

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

Litigation

The Company is party to litigation described in this Amendment No. 1 to Form 10-Q in Note 19 to our consolidated financial statements.

Combined Benefit Fund Litigation

See Note 19 in the consolidated financial statements.

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

Litigation with Washington Group International, Inc.

See Note 3 in the consolidated financial statements.

McGreevey Litigation

See Note 19 in the consolidated financial statements.

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

In addition to the trends and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are subject to the risks set forth below. Risk factors that are unchanged from those contained in Amendment No. 2 to our 2006 Annual Report on Form 10-K have not been repeated in this Amendment No. 1 to Form 10-Q.

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

We are not aware that the Securities and Exchange Commission (“SEC”) has begun any formal or informal investigation in connection with the errors in accounting for our postretirement medical benefit plans, one of our stock based compensation plans and state income taxes, requiring restatement of 2006 and prior years’ financial statements including 2005 and 2006 quarterly financial statements, or that any laws have been violated. However, if the SEC makes a determination that the Company has violated Federal securities laws, the Company may face sanctions, including, but not limited to, monetary penalties and injunctive relief, which could adversely affect our business. In addition, the Company or its officers and directors could be named defendants in civil proceedings arising from the restatement. We are unable to estimate what our liability in either event might be.

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

ITEM 6	EXHIBITS

(a)	Exhibits
(31)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

/s/  David J. Blair
David J. Blair
Chief Financial Officer
(A Duly Authorized Officer)

Date: March 17, 2008

/s/  Kevin A. Paprzycki
Kevin A. Paprzycki
Controller and Principal Accounting Officer
(A Duly Authorized Officer)

Date: March 17, 2008

Exhibit Index

Exhibit
Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Certifications pursuant to 18 U.S.C. Section 1350.