Form 10-Q/A
period 2007-06-30
WESTMORELAND COAL CO
filed 2008-03-17
CIK 106455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1 to Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-11155
WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	23-1128670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 North Cascade Avenue, 2nd Floor Colorado Springs, Colorado (Address of principal executive offices)	80903 (Zip Code)

Registrant’s telephone number, including area code
719-442-2600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐     Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 1, 2008: Common stock, $2.50 par value: 9,445,936 shares.

Explanatory Note

Overview

Westmoreland Coal Company is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. The consolidated balance sheets and statements of operations have been restated to correct errors in the amounts recorded for the Company’s postretirement medical benefit obligations and related expenses, its stock based compensation expense, its coal reserve lease royalty expense and its state income tax expense. The restatement adjustments had no effect on the cash flows of the Company for any of the periods presented.

For the three and six months ended June 30, 2007 and 2006, the restatement had the following effects on the Company’s statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Net income (loss) applicable to common shareholders, as previously reported	$(12,432)	$(3,827)	$(3,558)	$1,526
Increase in heritage health benefit expenses related to the 2001 court decision	(1,474)	(927)	(2,888)	(1,854)
Increase in heritage health benefit expenses related to an error in 2006 census data	—	(303)	—	(606)
Increase in selling and administrative expenses related to other census data errors	(30)	(31)	(60)	(61)
Decrease (increase) in stock compensation expense related to stock based incentive plan	926	(87)	860	(129)
Decrease in cost of sales due to an error in the calculation of coal reserve lease royalties	1,580	—	1,580	—
Decrease in income tax expense related to an error in the state income tax calculation	149	—	149	—

Total adjustments	1,151	(1,348)	(359)	(2,650)

Net loss applicable to common shareholders, as restated	$(11,281)	$(5,175)	$(3,917)	$(1,124)

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

The first error was discovered by the Company’s actuaries and management during a review of one of the Company’s postretirement plans. The remaining errors were discovered after the Company undertook a comprehensive review of its census data for all of its plans. The errors resulted in an understatement of heritage health benefit expenses for the three months ended June 30, 2007 and 2006 of $1.5 million and $1.2 million, respectively, an understatement of selling and administrative expenses of less than $0.1 million for both the three months ended June 30, 2007 and 2006 and an understatement of net loss of $1.5 million and $1.3 million, respectively for the three months ended June 30, 2007 and 2006. As a result of these errors, heritage health benefits were understated by $2.9 million and $2.5 million, respectively for the six months ended June 30, 2007 and 2006, an understatement of selling and administrative expenses of less than $0.1 million for both the six months ended June 30, 2007 and 2006 and an understatement of net loss of $2.9 million for the six months ended June 30, 2007. The errors resulted in a $2.5 million overstatement of net income for the six months ended June 30, 2006.

Coal Reserve Lease Obligation

The Company also identified an error in the calculation of the royalties due under a coal reserve lease at Westmoreland Resources, Inc. For the three and six months ending June 30, 2007, the error resulted in an overstatement of the Company’s coal cost of sales of $1.9 million, and understatements of minority interest of $0.3 million. These errors resulted in a net overstatement of the net loss for the three and six months ended June 30, 2007 of $1.6 million.

Stock based Compensation Expense

The Company also identified an error in the calculation of its stock based compensation expense. The Company failed to account for an incentive plan based in part on the price of the Company’s shares under SFAS 123(R) (“Share-Based Payment”). The errors resulted in an overstatement of the Company’s stock compensation expense and net loss of $0.9 million for the three and six months ended June 30, 2007.

Income Tax Expense

In connection with its review of its income tax accounting, the Company also identified errors in the calculation of its state income taxes. The errors resulted in an overstatement of the Company’s income tax expense and net loss of $0.1 million for the three and six months ended June 30, 2007.

Amendment to this Form 10-Q

After discussion with our Audit Committee and our independent registered public accounting firm, management recommended to the Audit Committee that previously reported financial results be restated. The Audit Committee agreed with this recommendation. Our Amendment No. 2 to our Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K/A”) restates our previously issued consolidated balance sheets as of December 31, 2006 and 2005, our consolidated statements of operations and stockholders’ equity and comprehensive income for each of the years ended December 31, 2006, 2005 and 2004. This Amendment No. 1 to this Form 10-Q restates our balance sheet at June 30, 2007 and our statements of operations for the three and six months ended June 30, 2007 and 2006.

The following sections of this Amendment No. 1 to Form 10-Q have been revised to reflect the restatement: Part I — Item 1 — Financial Statements, Item 2 — Management’s Discussion and Analysis of Results of Financial Condition and Operations, and Item 4 — Controls and Procedures. Except to the extent relating to the restatement of our financial statements, the financial statements and other disclosures in this Amendment No. 1 to Form 10-Q do not reflect any events that have occurred after this Form 10-Q was initially filed on August 9, 2007, except as disclosed in Note 21, “Subsequent Events”.

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

Effects of Restatement

The following sets forth the effects of the restatement on affected line items within the previously reported Statements of Operations for the three months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,
	2007	2006
	(In thousands; except per share data)

Cost of goods sold — coal:
As previously reported	$86,284	$72,351
As restated	84,389	72,351
Selling and administrative expenses:
As previously reported	13,444	9,854
As restated	12,548	9,972
Heritage health benefit expenses:
As previously reported	6,244	7,076
As restated	7,718	8,306
Minority interest (expense):
As previously reported	183	(726)
As restated	(142)	(726)
Income tax expense (benefit):
As previously reported	70	243
As restated	(79)	243
Change in net earnings (loss):
As previously reported	(12,092)	(2,890)
As restated	(10,941)	(4,238)
Effect on per share amounts :
Basic, as reported	$(1.37)	$(0.44)
Basic, as restated	$(1.24)	$(0.60)
Diluted, as reported	$(1.37)	$(0.44)
Diluted, as restated	$(1.24)	$(0.60)

The following table sets forth the effects of the restatement on affected line items within the previously reported Statements of Operations for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended June 30,
	2007	2006
	(In thousands; except per share data)

Cost of goods sold — coal:
As previously reported	$169,344	$146,216
As restated	167,439	146,216
Selling and administrative expenses:
As previously reported	26,424	19,280
As restated	25,624	19,470
Heritage health benefit expenses:
As previously reported	6,709	14,100
As restated	9,597	16,560
Minority interest (expense):
As previously reported	(405)	(1,209)
As restated	(730)	(1,209)
Income tax expense (benefit):
As previously reported	252	520
As restated	103	520
Change in net earnings (loss):
As previously reported	(2,878)	2,899
As restated	(3,237)	249
Effect on per share amounts :
Basic, as reported	$(0.39)	$0.18
Basic, as restated	$(0.43)	$(0.13)
Diluted, as reported	$(0.39)	$0.17
Diluted, as restated	$(0.43)	$(0.13)

In light of the restatement, readers should not rely on our previously filed financial statements and other financial information for the three and six months ended June 30, 2007 and 2006.

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(As Restated, note 2)
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$39,840	$26,738
Receivables:
Trade	56,168	56,923
Other	6,044	6,017

	62,212	62,940
Inventories	27,024	24,484
Restricted cash	—	3,300
Excess of trust assets over pneumoconiosis benefit obligation	—	5,566
Other current assets	6,786	4,992

Total current assets	135,862	128,020

Property, plant and equipment:
Land and mineral rights	80,076	79,442
Capitalized asset retirement cost	141,588	143,655
Plant and equipment	375,450	350,414

	597,114	573,511
Less accumulated depreciation, depletion and amortization	159,426	142,059

Net property, plant and equipment	437,688	431,452

Excess of trust assets over pneumoconiosis benefit obligation, less current portion	2,383	2,266
Advanced coal royalties	3,777	3,982
Reclamation deposits	64,733	62,486
Restricted cash and bond collateral	71,953	66,353
Contractual third party reclamation receivables	30,978	41,938
Intangible assets, net	12,260	13,263
Other assets	4,409	11,622

Total Assets	$764,043	$761,382

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Balance Sheets — (Continued)

	June 30,	December 31,
	2007	2006
	(As Restated, note 2)
	(In thousands)
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$54,781	$76,803
Revolving lines of credit	16,000	—
Accounts payable and accrued expenses:
Trade	45,511	54,603
Deferred revenue	1,344	886
Income taxes	3,540	4,180
Interest	2,550	2,907
Production taxes	25,850	23,589
Workers’ compensation	922	949
Pension and SERP obligations	76	76
Postretirement medical benefits	17,350	16,968
Asset retirement obligations	14,199	13,832
Other current liabilities	2,278	—

Total current liabilities	184,401	194,793

Long-term debt, less current installments	217,028	216,204
Revolving lines of credit, less current portion	—	13,000
Workers’ compensation, less current portion	8,388	8,589
Postretirement medical costs, less current portion	281,538	283,098
Pension and SERP obligations, less current portion	25,261	22,815
Deferred revenue, less current portion	39,415	15,328
Asset retirement obligations, less current portion	166,209	170,230
Other liabilities	16,361	17,756
Minority interest	6,188	5,502
Commitments and contingent liabilities	—	—
Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 160,130 shares at
June 30, 2007 and December 31, 2006	160	160
Common stock of $2.50 par value
Authorized 20,000,000 shares;
Issued and outstanding 9,119,705 shares at
June 30, 2007 and 9,014,078 shares at
December 31, 2006	22,799	22,535
Other paid-in capital	82,021	79,246
Accumulated other comprehensive loss	(134,039)	(139,424)
Accumulated deficit	(151,687)	(148,450)

Total shareholders’ deficit	(180,746)	(185,933)

Total Liabilities and Shareholders’ Deficit	$764,043	$761,382

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(As Restated, note 2)
	(In thousands)
	(Unaudited)

Revenues:
Coal	$101,758	$91,618	$204,838	$186,252
Energy	24,581	—	49,189	—
Independent power projects — equity in earnings	47	3,003	183	7,461

	126,386	94,621	254,210	193,713

Cost and expenses:
Cost of sales — coal	84,389	72,351	167,439	146,216
Cost of sales — energy	16,520	—	30,828	—
Depreciation, depletion and amortization	9,622	5,913	18,507	11,833
Selling and administrative	12,548	9,972	25,624	19,470
Restructuring charges	2,278	—	2,278	—
Heritage health benefit expenses	7,718	8,306	9,597	16,560
Loss (gain) on sales of assets	29	70	(5,837)	(4,946)

	133,104	96,612	248,436	189,133

Operating income (loss)	(6,718)	(1,991)	5,774	4,580
Other income (expense):
Interest expense	(6,273)	(2,810)	(12,818)	(5,464)
Interest income	2,090	1,080	4,493	2,213
Minority interest	(142)	(726)	(730)	(1,209)
Other income	23	452	147	649

	(4,302)	(2,004)	(8,908)	(3,811)

Income (loss) before income taxes	(11,020)	(3,995)	(3,134)	769
Income tax expense (benefit)	(79)	243	103	520

Net income (loss)	(10,941)	(4,238)	(3,237)	249
Less preferred stock dividend requirements	340	388	680	824
Less premium on exchange of preferred stock for common stock	—	549	—	549

Net loss applicable to common shareholders	$(11,281)	$(5,175)	$(3,917)	$(1,124)

Net loss per share applicable to common shareholders:
Basic	$(1.24)	$(0.60)	$(0.43)	$(0.13)
Diluted	(1.24)	(0.60)	(0.43)	(0.13)
Weighted average number of common shares outstanding:
Basic	9,092	8,629	9,066	8,530
Diluted	9,341	9,145	9,310	9,041

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
	(In thousands)
	(Unaudited)

Balance at December 31, 2005 (205,083
preferred shares and 8,413,312 common
shares outstanding) (As Restated, note 2)	$205	$21,033	$75,344	$(11,409)	$(115,381)	$(30,208)
Common stock issued as compensation (89,939 shares)	—	225	2,339	—	—	2,564
Common stock options exercised (174,732 shares)	—	437	561	—	—	998
Dividends declared	—	—	—	—	(387)	(387)
Exchange of preferred shares for common stock (336,095 shares)	(45)	840	(4)	—	(791)	—
Cumulative effect of change in accounting for deferred overburden removal costs	—	—	—	—	(16,805)	(16,805)
Adjustment for funded status of pension and postretirement medical benefit plans upon adoption of SFAS 158 (As Restated, note 2)	—	—	—	(129,821)	—	(129,821)
Cumulative effect of adjustment upon adoption of SAB 108	—	—	—	—	(2,388)	(2,388)
Adjustment for stock appreciation rights previously classified as a liability upon adoption of SFAS 123(R)	—	—	1,006	—	—	1,006
Net loss (As Restated, note 2)	—	—	—	—	(12,698)	(12,698)
Minimum pension liability	—	—	—	1,744	—	1,744
Settlement of interest rate swap agreement	—	—	—	62	—	62

Comprehensive loss (As Restated, note 2)	—	—	—	—	—	(10,892)

Balance at December 31, 2006 (160,130 preferred shares and 9,014,078 common shares outstanding) (As Restated, note 2)	$160	$22,535	$79,246	$(139,424)	$(148,450)	$(185,933)

Common stock issued as compensation (64,211 shares)	—	160	1,334	—	—	1,494
Common stock options exercised (41,416 shares)	—	104	319	—	—	423
Issuance of warrant	—	—	1,122	—	—	1,122
Net loss (As Restated, note 2)	—	—	—	—	(3,237)	(3,237)
Adjustments to accumulated actuarial losses of pension and postretirement medical benefit plans	—	—	—	727	—	727
Amortization of accumulated actuarial loss and transition obligations (As Restated, note 2)	—	—	—	4,658	—	4,658

Comprehensive income (As Restated, note 2)	—	—	—	—	—	2,148

Balance at June 30, 2007 (160,130 preferred shares and 9,119,705 common shares outstanding) (As Restated, note 2)	$160	$22,799	$82,021	$(134,039)	$(151,687)	$(180,746)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
	(As Restated, note 2)
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(3,237)	$249
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred power sales revenue	14,357	—
Equity in earnings of independent power projects	183	(7,461)
Cash distributions from independent power projects	(183)	1,086
Depreciation, depletion and amortization	18,507	11,833
Amortization of intangible assets and liabilities, net	493	—
Stock compensation expense	2,142	1,727
Gain on sales of assets	(5,837)	(4,946)
Minority interest	730	1,209
Amortization of deferred financing costs	1,212	471
Changes in operating assets and liabilities:
Receivables, net	728	(871)
Inventories	(297)	(2,415)
Excess of trust assets over pneumoconiosis benefit obligation	5,449	(170)
Accounts payable and accrued expenses	2,190	993
Income tax payable	342	544
Accrual for workers’ compensation	(228)	(242)
Accrual for postretirement medical costs	5,817	6,103
Pension and SERP obligations	836	2,103
Other assets and liabilities	1,336	(3,950)

Net cash provided by operating activities	44,540	6,263

Cash flows from investing activities:
Additions to property, plant and equipment	(8,854)	(7,484)
Change in restricted cash and bond collateral and reclamation deposits	(4,547)	(9,685)
ROVA acquisition, net of cash resulting from the ROVA consolidation of $21.9 million	—	(7,714)
Net proceeds from sales of assets	13,200	5,064
Acquisition of Absaloka Mining operations, net	(3,405)	—

Net cash used in investing activities	(3,606)	(19,819)

Cash flows from financing activities:
Repayment of long-term debt	(30,519)	(6,147)
Net borrowings on revolving lines of credit	3,000	41,615
Deferred offering costs	(696)	—
Exercise of stock options	423	922
Dividend paid to minority interest	(40)	(480)
Dividends paid on preferred shares	—	(387)

Net cash provided by (used in) financing activities	(27,832)	35,523

Net increase in cash and cash equivalents	13,102	21,967
Cash and cash equivalents, beginning of year	26,738	11,216

Cash and cash equivalents, end of period	$39,840	$33,183

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,131	$4,878
Income taxes	783	46

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

The major factors impacting the Company’s liquidity are: payments due on the term loan it entered into to acquire various operations and assets from Montana Power and Knife River in May 2001 (see Note 9); payments due on the acquisition debt associated with its purchase of the 50% interest in a partnership which owns the 230 MW Roanoke Valley power plant (“ROVA”) (see Note 9); additional capital expenditures the Company plans to make since it has taken over responsibility to operate the Absaloka Mine; cash collateral requirements for additional reclamation bonds in new mining areas; and payments for its heritage health benefit costs. Unforeseen changes in the Company’s ongoing business requirements could also impact its liquidity. The principal sources of cash flow to Westmoreland Coal Company are dividends from Westmoreland Resources, Inc. (“WRI”), distributions from ROVA and from Westmoreland Mining LLC subject to the provisions in their respective debt agreements and dividends from the Company’s subsidiaries that operate power plants.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

this objective, including using a portion of the proceeds from the rights offering to redeem the depository shares that are outstanding at the conclusion of the rights offering.

2.	RESTATEMENT

Westmoreland Coal Company is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. The consolidated balance sheets and statements of operations have been restated to correct errors in the amounts recorded for the Company’s postretirement medical benefit obligations and related expenses, its stock based compensation expense, its coal reserve lease royalty expense and its state income tax expense. The restatement adjustments had no effect on the cash flows of the Company for any of the periods presented.

For the three and six months ended June 30, 2007 and 2006, the restatement had the following effects on the Company’s statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Net income (loss) applicable to common shareholders, as previously reported	$(12,432)	$(3,827)	$(3,558)	$1,526
Increase in heritage health benefit expenses related to the 2001 court decision	(1,474)	(927)	(2,888)	(1,854)
Increase in heritage health benefit expenses related to an error in 2006 census data	—	(303)	—	(606)
Increase in selling and administrative expenses related to other census data errors	(30)	(31)	(60)	(61)
Decrease (increase) in stock compensation expense related to stock based incentive plan	926	(87)	860	(129)
Decrease in cost of sales due to an error in the calculation of coal reserve lease royalties	1,580	—	1,580	—
Decrease in income tax expense related to an error in the state income tax calculation	149	—	149	—

Total adjustments	1,151	(1,348)	(349)	(2,650)

Net loss applicable to common shareholders, as restated	$(11,281)	$(5,175)	$(3,917)	$(1,124)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

The first error was discovered by the Company’s actuaries and management during a review of one of the Company’s postretirement plans. The remaining errors were discovered after the Company undertook a comprehensive review of its census data for all of its plans. The errors resulted in an understatement of heritage health benefit expenses for the three months ended June 30, 2007 and 2006 of $1.5 million and $1.2 million, respectively, an understatement of selling and administrative expenses of less than $0.1 million for both the three months ended June 30, 2007 and 2006 and an understatement of net loss of $1.5 million and $1.3 million, respectively for the three months ended June 30, 2007 and 2006. As a result of these errors, heritage health benefits were understated by $2.9 million and $2.5 million, respectively for the six months ended June 30, 2007 and 2006, an understatement of selling and administrative expenses of less than $0.1 million for both the six months ended June 30, 2007 and 2006 and an understatement of net loss of

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

$2.9 million for the six months ended June 30, 2007. The errors resulted in a $2.5 million overstatement of net income for the six months ended June 30, 2006.

Coal Reserve Lease Obligation

The Company also identified an error in the calculation of the royalties due under a coal reserve lease at Westmoreland Resources, Inc. For the three and six months ending June 30, 2007, the error resulted in an overstatement of the Company’s coal cost of sales of $1.9 million, and understatements of minority interest of $0.3 million. These errors resulted in a net overstatement of the net loss for the three and six months ended June 30, 2007 of $1.6 million.

Stock based Compensation Expense

The Company also identified an error in the calculation of its stock based compensation expense. The Company failed to account for an incentive plan based in part on the price of the Company’s shares under SFAS 123R (“Share-Based Payment”). The errors resulted in an overstatement of the Company’s stock compensation expense and net loss of $0.9 million for the three and six months ended June 30, 2007.

Income Tax Expense

In connection with its review of its income tax accounting, the Company also identified errors in the calculation of its state income taxes. The errors resulted in an overstatement of the Company’s income tax expense and an understatement of the net loss of $0.1 million for the three and six months ended June 30, 2007.

Effects of Restatement

The following table shows the impact of the restatement adjustments on the previously reported consolidated statements of operations for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007		2006
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(In thousands; except per share data)

Consolidated Statement of Operations
Cost of goods sold — coal	$86,294	$84,389	$72,351	$72,351
Selling and administrative expenses	13,444	12,548	9,854	9,972
Heritage health benefit expenses	6,244	7,718	7,076	8,306
Operating loss	(8,045)	(6,718)	(643)	(1,991)
Minority interest (expense)	183	(142)	(726)	(726)
Loss before income taxes	(12,022)	(11,020)	(2,647)	(3,995)
Income tax expense (benefit)	70	(79)	243	243
Net loss	(12,092)	(10,941)	(2,890)	(4,238)
Net loss applicable to common shareholders	(12,432)	(11,281)	(3,827)	(5,175)
Net loss per share applicable to common shareholders:
Basic earnings per share	$(1.37)	$(1.24)	$(0.44)	$(0.60)
Diluted earnings per share	(1.37)	(1.24)	(0.44)	(0.60)

T

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table shows the impact of the restatement adjustments on the previously reported consolidated statements of operations for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007		2006
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(In thousands; except per share data)

Consolidated Statement of Operations
Cost of goods sold — coal	$169,344	$167,439	$146,216	$146,216
Selling and administrative expenses	26,424	25,624	19,280	19,470
Heritage health benefit expenses	6,709	9,597	14,100	16,560
Operating income	5,957	5,774	7,230	4,580
Minority interest (expense)	(405)	(730)	(1,209)	(1,209)
Net income (loss) before income tax	(2,626)	(3,134)	3,419	769
Income tax expense	252	103	520	520
Net income (loss)	(2,878)	(3,237)	2,899	249
Net income (loss) applicable to common
shareholders	(3,558)	(3,917)	1,526	(1,124)
Net income (loss) per share applicable to common shareholders:
Basic earnings per share	$(0.39)	$(0.43)	$0.18	$(0.13)
Diluted earnings per share	(0.39)	(0.43)	0.17	(0.13)

The following table shows the impact of the restatement adjustments on the previously reported consolidated balance sheet as of June 30, 2007:

	June 30, 2007
	As
	Previously	As
	Reported	Restated
	(In thousands)

Consolidated Balance Sheet
Income taxes payable	$4,278	$3,540
Production taxes payable	27,755	25,850
Postretirement medical benefits, current portion	17,350	17,350
Total current liabilities	187,044	184,401
Postretirement medical costs, less current portion	219,505	281,538
Other liabilities	16,568	16,361
Minority interest	5,863	6,188
Total liabilities	885,281	944,789
Accumulated other comprehensive loss	(100,011)	(134,039)
Accumulated deficit	(126,207)	(151,687)
Total shareholders’ deficit	(121,238)	(180,746)

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

3.	ABSALOKA MINING CONTRACT

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

The table below represents the restructuring provision activity during our fiscal year (in thousands):

		Restructuring	Restructuring
Fiscal Year	Beginning Balance	Charges	Payments	Ending Balance

2007	$—	$2,278	$—	$2,278

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

5.	CHANGES IN ACCOUNTING PRINCIPLES

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

Compensation expense for the unvested portion of stock option awards that were outstanding as of January 1, 2006 is being recognized ratably over the remaining vesting period, based on the fair value of the

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

awards at date of grant as calculated for the pro forma disclosure under SFAS No. 123. See Note 15 “Incentive Stock Options and Stock Appreciation Rights, and Warrants”.

There was no cumulative effect adjustment recorded in the Company’s Statement of Operations for the change in accounting related to the adoption of SFAS 123(R). The adoption of SFAS 123(R) had the effect of increasing net loss for the three months ended June 30, 2007 and 2006 by $0.7 million and $0.5 million, respectively, and increasing net loss for the six months ended June 30, 2007 by approximately $0.9 million and decreasing net income for the six months ended June 30, 2006 by approximately $1.0 million.

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

6.	RECENT ACCOUNTING PRONOUNCEMENTS

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

7.	SIGNIFICANT EVENTS

Sale of Coal Royalty Interest

On February 27, 2007, the Company sold its royalty interest in a property at Peabody Energy Corporation’s Caballo Mine in Wyoming to Natural Resource Partners L.P. for $12.7 million. The sale of the royalty interest resulted in a gain of approximately $5.6 million during the first quarter of 2007.

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

8.	RESTRICTED CASH AND BOND COLLATERAL

The Company’s restricted cash and bond collateral consist of the following:

	Restricted Cash and
	Bond Collateral
	June 30,	December 31,
	2007	2006
	(In thousands)

Corporate:
Worker’s compensation bonds	$5,592	$5,512
Postretirement health benefit bonds	1,183	4,436
Coal Segment:
Westmoreland Mining — debt reserve account	9,900	10,312
Westmoreland Mining — prepayment account	18,565	15,123
Reclamation bond collateral:
Absaloka Mine	5,305	3,702
Jewett Mine	1,089	1,057
Rosebud Mine	106	89
Beulah Mine	71	71
ROVA:
Debt protection account	28,619	28,141
Ash reserve account	612	627
Repairs and maintenance account	911	583

Total restricted cash and bond collateral	71,953	69,653
Less current portion	—	(3,300)

Total restricted cash and bond collateral, less current portion	$71,953	$66,353

For all of its restricted cash and bond collateral accounts, the Company can select from several investment options for the funds and receives the investment returns on these investments.

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

9.	LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding at June 30, 2007 and December 31, 2006 under the Company’s lines of credit and long-term debt consist of the following:

	Current Portion of Debt		Total Debt Outstanding
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006
	(In thousands)

Corporate debt:
Revolving line of credit	$4,500	$—	$4,500	$8,500
Westmoreland Mining debt:
Revolving line of credit	11,500	—	11,500	4,500
Westmoreland Mining term debt:
Series B Notes	13,300	12,000	50,600	56,600
Series C Notes	—	—	20,375	20,375
Series D Notes	—	—	14,625	14,625
Other term debt and capital lease obligations	2,163	1,311	7,198	3,474
Westmoreland Resources, Inc. capital lease obligation	534	—	5,747	—
ROVA debt:
ROVA acquisition bridge loan	8,600	30,000	24,578	30,000
ROVA acquisition term loan	—	5,000	—	5,000
ROVA term debt	30,184	28,492	148,686	162,933

Total debt outstanding	$70,781	$76,803	$287,809	$306,007

The ROVA current and total term debt includes debt premiums of $0.8 million and $4.5 million, respectively. The ROVA acquisition bridge loan includes a debt discount of $1.1 million.

The maturities of all long-term debt and the revolving credit facilities outstanding at June 30, 2007 are (in thousands):

2007	$25,643
2008	104,041
2009	53,691
2010	33,053
2011	21,899
Thereafter	46,074

$284,401

Corporate Revolving Line of Credit

The Company has a $14.0 million revolving credit facility with First Interstate Bank, which expires on June 30, 2008. Interest is payable monthly at the bank’s prime rate (8.25% per annum at June 30, 2007). The Company is required to maintain financial ratios relating to its liquidity, indebtedness, and net worth. As of June 30, 2007, the Company was in compliance with such covenants. The revolving credit facility is collateralized by the Company’s stock in WRI, which owns the Absaloka Mine, and the dragline located at WRI’s Absaloka Mine. In June 2006, the term of this facility was extended to June 30, 2008.

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

10.	DERIVATIVE INSTRUMENTS

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

The Company accounts for these derivative instruments on a mark-to-market basis through earnings. The Consolidated Financial Statements as of June 30, 2007 reflect cumulative unrealized gains on these contracts of $0.3 million. Unrealized gains recorded during the six months ended June 30, 2007 were $0.6 million. These unrealized gains are recorded as a reduction to Cost of sales — coal and as an increase to accounts receivable. During the six months ended June 30, 2007, the Company settled a portion of these contracts covering approximately 1.7 million gallons of fuel which resulted in a gain of less than $0.1 million.

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Information regarding derivative instruments for the six months ended June 30, 2007 is as follows (in thousands):

Six Months Ended June 30,
2007

Unrealized loss on derivatives at beginning of the year	$(336)
Change in fair value	584
Realized gain on settlements	79

Unrealized gains on derivatives at June 30, 2007	$327

11.	HERITAGE HEALTH BENEFIT EXPENSES

The caption “Heritage health benefit expenses” used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to our former Eastern mining operation employees as well as other administrative costs associated with providing those benefits.

The components of these expenses are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(As Restated, note 2)
	(In thousands)

Health care benefits	$6,530	$7,243	$13,258	$14,421
Combined benefit fund charges (credit)	919	995	(3,954)	1,990
Workers’ compensation benefits	192	73	379	370
Black lung benefits (credit)	77	(5)	(86)	(221)

Total	$7,718	$8,306	$9,597	$16,560

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

12.	PENSION AND POSTRETIREMENT MEDICAL BENEFITS

The Company provides pension and postretirement medical benefits, the majority of which are mandated by the Coal Act, to retired employees, qualified full-time employees and their dependents.

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company incurred costs of providing these benefits during the three and six months ended June 30, 2007 and 2006 as follows (in thousands):

			Postretirement
	Pension Benefits		Medical Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(As Restated, note 2)

Components of net periodic benefit cost:
Service cost	$792	$800	$231	$188
Interest cost	1,139	1,053	4,479	4,589
Expected return on plan assets	(1,025)	(931)	—	—
Amortization of deferred items	260	351	2,104	2,759

Total net periodic benefit cost	$1,166	$1,273	$6,814	$7,536

			Postretirement
	Pension Benefits		Medical Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(As Restated, note 2)

Components of net periodic benefit cost:
Service cost	$1,536	$1,600	$462	$374
Interest cost	2,212	2,106	8,958	9,128
Expected return on plan assets	(2,052)	(1,862)	—	—
Amortization of deferred items	449	705	4,208	5,625

Total net periodic benefit cost	$2,145	$2,549	$13,628	$15,127

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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

13.	ASSET RETIREMENT OBLIGATIONS, RECLAMATION DEPOSITS AND CONTRACTUAL THIRD PARTY RECLAMATION RECEIVABLES

Asset Retirement Obligations

Changes in the Company’s asset retirement obligations for the six months ended June 30, 2007 and 2006 are summarized below (in thousands):

Six Months Ended June 30,	2007	2006

Asset retirement obligations — beginning of year	$184,062	$158,407
Accretion	6,437	5,064
ROVA asset retirement obligation acquired	—	414
Settlements (final reclamation performed)	(3,483)	(6,702)
Changes due to amount and timing of reclamation	(6,608)	—

Asset retirement obligations — end of period	$180,408	$157,183

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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

14.	STOCKHOLDERS’ EQUITY

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

Restricted Net Assets

At June 30, 2007, Westmoreland Coal Company had approximately $117.2 million of net assets at its subsidiaries that were not available to be transferred to it in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries. Approximately $20.2 million of net assets of the subsidiaries are unrestricted.

15.	INCENTIVE STOCK OPTIONS, STOCK APPRECIATION RIGHTS, AND PERFORMANCE UNITS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

Compensation cost arising from share-based payment arrangements was $1.3 million and $0.9 million, for the three months ended June 30, 2007 and 2006, respectively, including $0.7 million and $0.4 million for stock issued as matching contributions to the Company’s 401(k) Savings Plan. Compensation cost arising from share-based payment arrangements was $2.1 million and $1.8 million, for the six months ended June 30, 2007 and 2006, respectively, including $1.2 million and $0.8 million, respectively, for stock issued as matching contributions to the Company’s 401(k) Savings Plan.

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

Information with respect to both the employee and director SARs is as follows:

		Stock Appreciation	Weighted Average
	Base Price Range	Rights	Base Price

Outstanding at December 31, 2006	$18.04 - 29.48	560,747	$21.66
Exercised	18.04 - 20.98	(32,713)	19.51
Expired or forfeited	24.41	(52,700)	24.41

Outstanding at June 30, 2007	$18.04 - 29.48	475,334	$21.50

Information about SARs outstanding as of June 30, 2007 is as follows:

Weighted Average
		Remaining	Weighted Average		Weighted Average
Range of	Number	Contractual Life	Base Price	SARs	Base Price
Base Price	Outstanding	(Years)	(All SARs)	Vested	(vested SARs)

$18.04-29.48	475,334	8.0	$21.50	360,413	$20.53

The fair value of SARs granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for 2006:

	Number of SARs
SARS Granted	Granted	Dividend Yield	Volatility	Risk-Free Rate	Expected Life

2006	21,567	None	52%	5.20%	7.0 years

The weighted-average fair value of each SAR granted in 2006 was $14.62. The amount of unamortized compensation expense for SARs outstanding at June 30, 2007 was $1.2 million, which is expected to be recognized over approximately two years. The intrinsic value of options and SARs exercised during the three and six months ended June 30, 2007 was $0.7 million and $0.8 million, respectively.

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Stock Options

The Company granted 100,000 options under an employee plan in the first six months of 2007, which vest over a three-year period. No options were granted in the first six months of 2006.

As of June 30, 2007, the intrinsic value of vested options was $5.8 million and the intrinsic value of all options outstanding was $5.8 million.

Information with respect to employee and director stock options is as follows:

	Issue Price		Weighted Average
	Range	Stock Option Shares	Exercise Price

Outstanding at December 31, 2006	$2.81 - 22.86	541,616	$11.62
Granted	23.48	100,000	23.48
Exercised	2.81 - 18.08	(41,416)	10.22

Outstanding at June 30, 2007	$2.81 - 23.48	600,200	$13.70

Information about stock options outstanding as of June 30, 2007 is as follows:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise Price	Number	Exercise Price
Exercise Price	Outstanding	Life (Years)	(All Options)	Exercisable	(Vested Options)

$2.81 - 5.00	170,700	2.6	$2.92	170,700	$2.92
5.01 - 10.00	—	—	—	—	—
10.01 - 15.00	92,035	4.8	12.36	92,035	12.36
15.01 - 23.48	337,465	6.8	19.51	236,908	17.84

$2.81 - 23.48	600,200	5.3	$13.70	499,643	$11.73

The fair value of options granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the six months ended June 30, 2007:

Options Granted	Number of Options Granted	Dividend Yield	Volatility	Risk-Free Rate	Expected Life

2007	100,000	None	52%	5.20%	7.0 years

The weighted-average fair value of each option granted in 2007 was $13.80.

The amount of unamortized compensation expense for options outstanding at June 30, 2007 was $1.3 million.

Performance Units

As of June 30, 2007, the Company had performance units outstanding under its Performance Unit Plan. The value of the performance units is payable to the participants upon vesting in cash, or at the option of the Company, in shares of common stock. The value is based in part on the appreciation of the Company’s common stock and its performance relative to the average of two stock market indices. The performance units vest over a three-year period. The units granted are accounted for a liability-based award, since the Company has historically settled the awards in cash and intends to settle the outstanding awards in cash. During the three months ended June 30, 2007 and 2006, the Company recognized $0.6 million and $0.1 million of stock compensation expense for this plan, respectively. During the first six months of 2007 and 2006, the Company

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

recognized $0.6 million and $0.6 million of stock compensation expense for this plan, respectively. The amount of unamortized compensation expense for this plan was $0.4 million at June 30, 2007.

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

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(As Restated, note 2)
	(In thousands, except per share data)

Net loss applicable to common shareholders:	$(11,281)	$(5,175)	$(3,917)	$(1,124)
Number of shares of common stock outstanding:
Basic	9,092	8,629	9,066	8,530
Effect of dilutive stock options	229	384	244	401
Effect of dilutive SARs	20	119	—	97
Effect of dilutive restricted stock	—	13	—	13
Effect of dilutive warrant	—	—	—	—

Diluted	9,341	9,145	9,310	9,041

Net loss per share applicable to common shares outstanding:
Basic	$(1.24)	$(0.60)	$(0.43)	$(0.13)
Diluted	$(1.24)	$(0.60)	$(0.43)	$(0.13)
Number of shares excluded from calculation of diluted EPS because the exercise prices of the options, SARs and warrant were greater than the average market price of the common shares	153	—	371	—

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

17.	INCOME TAXES

Income tax expense (benefit) attributable to income before income taxes consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(As Restated, note 2)
	(In thousands)

Current:
Federal	$—	$—	$—	$25
State	(79)	243	103	495

	(79)	243	103	520

Deferred:
Federal	—	—	—	—
State	—	—	—	—

Income tax expense	$(79)	$243	$103	$520

18.	BUSINESS SEGMENT INFORMATION

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

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Summarized financial information by segment for the three and six months ended June 2007 and 2006 is as follows:

	Three Months Ended June 30, 2007
		Independent
	Coal	Power	Heritage	Corporate	Total
	(Unaudited)
	(As Restated, note 2)
	(In thousands)

Revenues:
Coal	$101,758	$—	$—	$—	$101,758
Energy	—	24,581	—	—	24,581
Equity in earnings	—	47	—	—	47

	101,758	24,628	—	—	126,386

Costs and expenses:
Cost of sales — coal	84,389	—	—	—	84,389
Cost of sales — energy	—	16,520	—	—	16,520
Depreciation, depletion and amortization	7,114	2,424	—	84	9,622
Selling and administrative	7,885	2,498	360	1,805	12,548
Restructuring charges	227	82	—	1,969	2,278
Heritage health benefit expenses	—	—	7,718	—	7,718
Loss (gain) on sales of assets	31	(2)	—	—	29

Operating income (loss)	2,112	3,106	(8,078)	(3,858)	(6,718)
Other income (expense):
Interest expense	(2,533)	(3,646)	—	(94)	(6,273)
Interest income	1,304	705	5	76	2,090
Minority interest	(142)	—	—	—	(142)
Other income	12	—	—	11	23

Income (loss) before income taxes	$753	$165	$(8,073)	$(3,865)	$(11,020)

Capital expenditures	$5,110	$63	$—	$3	$5,176

Total assets	$459,077	$290,600	$4,756	$9,610	$764,043

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Three Months Ended June 30, 2006
		Independent
	Coal	Power	Heritage	Corporate	Total
	(Unaudited)
	(As Restated, note 2)
	(In thousands)

Revenues:
Coal	$91,618	$—	$—	$—	$91,618
Equity in earnings		3,003	—	—	3,003

	91,618	3,003	—	—	94,621

Costs and expenses:
Cost of sales — coal	72,351	—	—	—	72,351
Depreciation, depletion and amortization	5,774	57	—	82	5,913
Selling and administrative	5,439	1,176	233	3,124	9,972
Heritage health benefit expenses	—	—	8,306	—	8,306
Loss on sales of assets	70	—	—	—	70

Operating income (loss)	7,984	1,770	(8,539)	(3,206)	(1,991)
Other income (expense):
Interest expense	(2,647)	—	—	(163)	(2,810)
Interest income	962	—	24	94	1,080
Minority interest	(726)	—	—	—	(726)
Other income (loss)	(90)	547	—	(5)	452

Income (loss) before income taxes	$5,483	$2,317	$(8,515)	$(3,280)	$(3,995)

Capital expenditures	$5,411	$14	$—	$124	$5,549

Total assets	$416,159	$291,756	$5,914	$10,682	$724,511

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Six Months Ended June 30, 2007
		Independent
	Coal	Power	Heritage	Corporate	Total
	(Unaudited)
	(As Restated, note 2)
	(In thousands)

Revenues:
Coal	$204,838	$—	$—	$—	$204,838
Energy	—	49,189	—	—	49,189
Equity in earnings	—	183	—	—	183

	204,838	49,372	—	—	254,210

Costs and expenses:
Cost of sales — coal	167,439	—	—	—	167,439
Cost of sales — energy	—	30,828	—	—	30,828
Depreciation, depletion and amortization	13,491	4,847	—	169	18,507
Selling and administrative	13,341	5,717	830	5,736	25,624
Restructuring charges	227	82	—	1,969	2,278
Heritage health benefit expenses	—	—	9,597	—	9,597
Gain on sales of assets	(190)	(6)	—	(5,641)	(5,837)

Operating income (loss)	10,530	7,904	(10,427)	(2,233)	5,774
Other income (expense):
Interest expense	(5,003)	(7,394)	—	(421)	(12,818)
Interest income	2,470	1,222	652	149	4,493
Minority interest	(730)	—	—	—	(730)
Other income (loss)	120	(3)	—	30	147

Income (loss) before
income taxes	$7,387	$1,729	$(9,775)	$(2,475)	$(3,134)

Capital expenditures	$8,708	$135	$—	$11	$8,854

Total assets	$459,077	$290,600	$4,756	$9,610	$764,043

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Six Months Ended June 30, 2006
		Independent
	Coal	Power	Heritage	Corporate	Total
	(Unaudited)
	(As Restated, note 2)
	(In thousands)

Revenues:
Coal	$186,252	$—	$—	$—	$186,252
Equity in earnings	—	7,461	—	—	7,461

	186,252	7,461	—	—	193,713

Costs and expenses:
Cost of sales — coal	146,216	—	—	—	146,216
Depreciation, depletion and amortization	11,605	65	—	163	11,833
Selling and administrative	10,892	2,030	422	6,126	19,470
Heritage health benefit expenses	—	—	16,560	—	16,560
Loss (gain) on sales of assets	114			(5,060)	(4,946)

Operating income (loss)	17,425	5,366	(16,982)	(1,229)	4,580
Other income (expense):
Interest expense	(5,169)	—		(295)	(5,464)
Interest income	1,926	—	48	239	2,213
Minority interest	(1,209)	—	—	—	(1,209)
Other income (loss)	(19)	673	—	(5)	649

Income (loss) before income
taxes	$12,954	$6,039	$(16,934)	$(1,290)	$769

Capital expenditures	$6,965	$14	$—	$505	$7,484

Total assets	$416,159	$291,756	$5,914	$10,682	$724,511

19.	COMMITMENTS

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

In the second quarter of 2007, WRI agreed to amend its lease agreement with the Crow Tribe to share the economic benefit of the credit with the Tribe. The Company recorded $1.1 million (as restated) as cost of sales in the second quarter of 2007 to reflect the anticipated amount payable to the Crow Tribe under the amendment. The final amount payable is dependent on the final outcome of the negotiations with the Crow Tribe.

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

20.	CONTINGENCIES

Royalty Claims

The Company acquired Western Energy Company (“WECO”) from Montana Power Company in 2001. WECO produces coal from the Rosebud Mine, which includes federal leases, a state lease and some privately owned leases near Colstrip, Montana. The Rosebud Mine supplies coal to the four units of the adjacent

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

Rensselaer Tax Assessment

During 2006 the Company recorded a provision for an assessment by the North Carolina Department of Revenue (“DOR”) relating to a gain which the Company excluded from business income in preparing its tax returns for 1998 through 2001. In March, 2007, the DOR provided the Company with a revised assessment in the amount of $4.2 million. In a settlement signed by the Company and the DOR in the second quarter of

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

2007, the Company agreed to pay the income tax assessment and related accrued interest and the DOR waived all penalties. The Company recorded an additional provision of less than $0.1 million in the second quarter of 2007 as a result of this final settlement. As of June 30, 2007, the liability for the settlement was $4.3 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

21.	SUBSEQUENT EVENTS

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

On March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to that investor. The notes mature 5 years from date of issuance, carry a 9.0% interest rate and are convertible into the Company’s common stock at the investor’s option at an initial conversion price of $10.00 per share. As part of that transaction the Standby Purchase Agreement was terminated.

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

As of March 17, 2008, the Company believes that it has capital resources or committed financing arrangements in place to provide adequate liquidity to meet all of its currently projected cash requirements

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

through August 2008 based on its most recent forecast. The Company is considering several alternatives for raising additional capital during 2008.

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2006 to June 30, 2007

2007 Restatement

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. The consolidated balance sheets and statements of operations have been restated to correct errors in the amounts recorded for our postretirement medical benefit obligations and related expenses, our stock based compensation expense and our coal reserve lease royalty obligations. The restatement adjustments had no effect on our cash flows for any of the periods presented.

For the three and six months ended June 30, 2007 and 2006, the restatement had the following effects on our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Net income (loss) applicable to common shareholders, as previously reported	$(12,432)	$(3,827)	$(3,558)	$1,526
Increase in heritage health benefit expenses related to the 2001 court decision	(1,474)	(927)	(2,888)	(1,854)
Increase in heritage health benefit expenses related to an error in 2006 census data	—	(303)	—	(606)
Increase in selling and administrative expenses related to other census data errors	(30)	(31)	(60)	(61)
Decrease (increase) in stock compensation expense related to stock based incentive plan	926	(87)	860	(129)
Decrease in cost of sales due to an error in the calculation of coal reserve lease royalties	1,580	—	1,580	—
Decrease in income tax expense related to an error in the state income tax calculation	149	—	149	—

Total adjustments	1,151	(1,348)	(359)	(2,650)

Net loss applicable to common shareholders, as restated	$(11,281)	$(5,175)	$(3,917)	$(1,124)

Forward-Looking Disclaimer

Throughout this Amendment No. 1 to Form 10-Q, the Company makes statements which are not historical facts or information and that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the material weaknesses in the Company’s internal controls over financial reporting identified in Amendment No. 2 to our 2006 Form 10-K, the associated ineffectiveness of the Company’s disclosure controls; health care cost trends; the cost and capacity of the surety bond market; the Company’s ability to manage growth and significantly expanded operations; the ability of the Company to implement its growth and development strategy; the Company’s ability to pay the preferred stock dividends that are accumulated but unpaid; the Company’s ability to retain key senior management; the Company’s access to financing; the Company’s ability to maintain compliance with debt covenant requirements or obtain waivers from its lenders in cases of non-compliance; the Company’s ability to achieve anticipated cost savings and profitability targets; the Company’s ability to successfully identify new business opportunities; the Company’s ability to negotiate profitable coal contracts, price reopeners and extensions; the Company’s ability to predict or anticipate commodity price changes; the Company’s ability to maintain satisfactory labor relations; changes in the industry; competition; the Company’s ability to utilize its deferred income tax assets; the ability to reinvest cash, including cash that has been deposited in reclamation accounts, at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; the demand for electricity; the performance of ROVA and the structure of ROVA’s contracts with its lenders and Dominion Virginia Power; the effect of regulatory and legal proceedings; environmental issues, including the cost of compliance with existing and future environmental requirements; the risk factors set forth below; the Company’s ability to raise additional capital, as discussed under Liquidity and Capital Resources; and the other factors discussed in Note 20 of this Amendment No. 1 to Form 10-Q. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. The Company disclaims any duty to update these statements, even if subsequent events cause its views to change.

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

Challenges

We believe that our principal challenges today include the following:

•	negotiating a long-term contract between the Jewett Mine and its customers;

•	obtaining adequate capital for our on-going operations and our growth initiatives;

•	renegotiating sales prices to reflect higher market prices and fully recover increased commodity and production costs;

•	continuing to fund high heritage health benefit expenses which continue to be adversely affected by inflation in medical costs, longer life expectancies for retirees, and the failure of the UMWA retirement fund trustees to manage medical costs;

•	maintaining and collateralizing, where necessary, our Coal Act and reclamation bonds;

•	funding required contributions to pension plans that are underfunded;

•	complying with new environmental regulations, which have the potential to significantly reduce sales from our mines; and

•	defending against claims for potential taxes and royalties assessed by various governmental entities, some of which we believe are subject to reimbursement by our customers.

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

In June 2006, we acquired the 50% interest in ROVA that we did not previously own, which increased revenues and operating cash flow. This acquisition was funded with $35.0 million in acquisition debt as described in Note 9 to our consolidated financial statements. ROVA also has project-level debt which funded the original development of the power plants. The project-level debt requires semi-annual principal payments as also described in Note 9 to the financial statements as well as ongoing interest payments. At June 30, 2007, the outstanding balance of the ROVA acquisition debt was $24.6 million (net of $1.1 million of debt discount). In June 2007, we extended the term of the acquisition debt to four years. Until that debt is paid in full, all cash distributions generated by ROVA will be applied to the acquisition debt, with the minimum semi-annual principal payment being approximately $4.3 million. An additional $8.8 million was paid on the debt on August 6, 2007, leaving a balance of $16.9 million outstanding. The acquisition debt will also require interest payments of approximately $0.4 million per quarter for the next four quarters, and decrease thereafter.

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

Historical Sources and Uses of Cash

Cash provided by operating activities was $44.5 million for the first six months of 2007 compared with $6.3 million for the first six months of 2006. The increase in non-cash charges to income, which includes depreciation, amortization, stock compensation, gain on sale of assets and minority interest, in the first six months of 2007 increased cash provided by operating activities by $7.0 million. The majority of this increase related to depreciation resulting from the consolidation of ROVA. Cash provided by operating activities in the first six months of 2007 also reflects $14.4 million of revenue deferred under ROVA’s long-term sales agreements. There was only $0.2 million of cash distributions from independent power projects for the first six months of 2007 because ROVA distributions received were consolidated after the acquisition of the remaining interest in ROVA in June 2006. Cash distributions from ROVA of $1.1 million were recorded for the first six months of 2006. Changes in working capital increased cash provided by operating activities in the first six months of 2007 by $16.2 million compared to an increase in cash from changes in working capital of $2.1 million in the first six months of 2006. The increase related primarily to $5.6 million of cash received from the black lung trust fund in 2007, the $3.0 million of lease costs accrued for the Crow Tribe royalty agreement and favorable changes in accounts receivable and other assets and liabilities.

Our working capital deficit was $48.5 million at June 30, 2007 compared to $66.8 million at December 31, 2006. The decrease in our working capital deficit resulted primarily from a $13.1 million increase in cash and cash equivalents, a $9.1 million decrease in trade accounts payable, and a $6.0 million net reduction in our current installment of long term debt and our revolving lines of credit.

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006.

Coal Operations

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter Ended June 30,
	2007	2006	Change
	(As Restated, note 2)

Revenues — thousands	$101,758	$91,618	11%
Volumes — millions of equivalent coal tons	7.0	6.6	6%
Cost of sales — thousands	$84,389	$72,351	17%

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

Our coal segment’s cost of sales in the second quarter of 2007 increased by approximately $12.0 million from the second quarter of 2006. This increase was driven by a $5.0 million increase in operating costs at our Rosebud Mine. Our Absaloka Mine’s cost of sales also increased by $4.3 million due to $1.1 million of lease costs accrued as a result of the amendment to the Crow Tribe lease agreement, the increase in tons sold and revenues driving increases in royalties, production taxes, and costs associated with our assumption of the mine’s operations. Our Beulah Mine’s cost of sales increased by $2.2 million as a result of the increase in tonnage driving cost increases in stripping, production taxes and royalties, and other operational costs.

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

The power segment’s financial performance is presented in the following table (in thousands):

	Three Months Ended June 30,
	2007	2006

50% share of ROVA earnings shown as equity in earnings	$—	$2,980
Ft. Lupton equity earnings	47	23

Total equity earnings	47	3,003

Energy revenue(1)	24,581	—
Costs and expenses:
Cost of sales — energy	(16,520)	—
Depreciation, depletion, & amortization	(2,424)	(57)
Selling and administrative	(2,498)	(1,176)
Restructuring charges	(82)	—
Gain on sales of assets	2	—

Power segment revenue less costs & expenses	3,059	(1,233)

Independent power segment operating income	3,106	1,770
Other income (expense):
Interest expense	(3,646)	—
Interest income	705	—
Other income	—	547

Income before income taxes	$165	$2,317

(1)	The Company recorded $7.0 million in deferred revenue in the second quarter of 2007 related to capacity payments billed at ROVA.

For the second quarter of 2007 and 2006, ROVA produced 399,000 and 380,000 MW hours, respectively, and achieved average capacity factors of 90.7% and 87.5%, respectively.

We also recognized $47,000 in equity earnings in the second quarter of 2007, compared to $23,000 in the second quarter of 2006, from our 4.49% interest in the Ft. Lupton project.

Heritage

During the second quarter of 2007 heritage costs decreased by $0.5 million from the second quarter of 2006 due primarily to a decrease in our retiree health costs. These costs decreased as a result of an increase in the discount rate used and favorable trends in our postretirement medical benefit projections.

Corporate

Our corporate segment selling and administrative expenses decreased by $1.3 million in the second quarter of 2007 compared to the second quarter of 2006. This decrease primarily resulted from decreases in our corporate segment’s professional fees and IT costs.

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

Income Tax

Current income tax benefit for the second quarter of 2007 was less than $0.1 million and current income tax expense was $0.2 million for the second quarter of 2006. Income tax expense relates to obligations for state income taxes in North Carolina, Texas and Minnesota.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

Coal Operations

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Six Months Ended June 30,
	2007	2006	Change
	(As Restated, note 2)

Revenues — thousands	$204,838	$186,252	10%
Volumes — millions of equivalent coal tons	14.5	14.0	4%
Cost of sales — thousands	$167,439	$146,216	15%

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

Our coal segment’s cost of sales in the first six months of 2007 also increased by approximately $21.2 million from the first six months of 2006. This increase was driven by a $9.3 million increase in operating costs at our Rosebud Mine. Our Absaloka Mine’s cost of sales also increased by $8.2 million due to $1.1 million of lease costs accrued as a result of the amendment to the Crow Tribe lease agreement, the increase in tons sold driving increases in royalties, production taxes, and costs associated with our assumption of the mine’s operations, including a $0.8 million termination fee related to the prior operating contract. The remainder of our costs of sales increase was driven by increases in hauling costs, accretion of our reclamation obligations, and increases in commodity costs at our Jewett and Beulah Mines.

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

Independent Power

The power segment’s financial performance is presented in the following table (in thousands):

	Six Months Ended June 30,
	2007	2006

50% share of ROVA earnings shown as equity in earnings	$—	$7,320
Ft. Lupton equity earnings	183	141

Total equity earnings	183	7,461

Energy revenue(1)	49,189	—
Costs and expenses:
Cost of sales — energy	(30,828)	—
Depreciation, depletion, & amortization	(4,847)	(65)
Selling and administrative	(5,717)	(2,030)
Restructuring charges	(82)	—
Gain on sales of assets	6	—

Power segment revenue less costs & expenses	7,721	(2,095)

Independent power segment operating income	7,904	5,366
Other income (expense):
Interest expense	(7,394)	—
Interest income	1,222	—
Other income (loss)	(3)	673

Income before income taxes	$1,729	$6,039

(1)	The Company recorded $14.4 million in deferred revenue in the first six months of 2007 related to capacity payments billed at ROVA.

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

Heritage

During the first six months of 2007 heritage costs decreased by $6.6 million from the first six months of 2006. This decrease resulted primarily from a $5.8 million settlement reached with the Combined Benefit Fund which was recorded in the first quarter of 2007.

Our heritage costs also decreased during the first six months of 2007 as a result of decreases in retiree health care expenses. These costs decreased as a result of an increase in the discount rate used and favorable trends in our postretirement medical benefit projections.

Corporate

Our corporate segment selling and administrative expenses decreased by $0.3 million for the first six months of 2007 compared to 2006, primarily related to decreases in our corporate segment’s professional fees and IT costs. The first six months of 2007 includes a gain of $5.6 million on the sale of our royalty interest at the Caballo Mine in Wyoming, while the first six months of 2006 includes a gain of $5.1 million from the sale of mineral interests in Colorado.

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

Income Tax

Current income tax expense for the first six months of 2007 decreased by $0.4 million from the current income tax expense for the first six months of 2006. Income tax expense in both periods relates to obligations for state income taxes in North Carolina, Texas and Minnesota.

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

The Company accounts for these derivative instruments on a mark-to-market basis through earnings. The Consolidated Financial Statements as of June 30, 2007 reflect cumulative unrealized gains on these contracts of $0.3 million. Unrealized gains recorded during the six months ended June 30, 2007 were $0.6 million. These unrealized gains are recorded as a reduction to Cost of sales — coal and as an increase to accounts receivable. During the six months ended June 30, 2007, the Company settled a portion of these contracts covering approximately 1.7 million gallons of fuel which resulted in a gain of less than $0.1 million.

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

Our chief executive officer and chief financial officer have concluded, based on this evaluation, that as of June 30, 2007, the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

To remediate the material weaknesses referred to above and enhance our internal control over financial reporting, the following improvements to our internal controls have been or will be implemented during 2007 and 2008:

•	The calculations for asset retirement obligations have been standardized at all of our mines and have been simplified.

•	An additional layer of financial supervision and review has been added at each of our mines.

•	Personnel in our Corporate office perform a detailed review of all asset retirement obligation calculations.

•	Additional training will be provided to those responsible for performing and reviewing asset retirement obligation calculations.

•	An additional level of review will be added over the calculation of our postretirement medical benefit liabilities and expense.

•	An additional level of review will be added over our census data used to calculate our postretirement medical benefits.

•	An additional level of review will be added over the preparation of our income tax accrual.

PART II — OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

Litigation

See Note 20 “Contingencies” to our Consolidated Financial Statements, which is incorporated by reference here in.

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

ITEM 3
DEFAULTS UPON SENIOR SECURITIES

See Note 14 “Stockholders’ Equity” to our Consolidated Financial Statements, which is incorporated by reference herein.

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

ITEM 6

Exhibits

(a)	Exhibits
(4.1)*	Warrant dated June 29, 2007 in favor of SOF Investments, L.P.
(31)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Certifications pursuant to 18 U.S.C. Section 1350.

*	Filed as an exhibit to the Registrant’s Quarterly Report on form 10-Q filed August 9, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

/s/ David J. Blair
David J. Blair
Chief Financial Officer
(A Duly Authorized Officer)

Date: March 17, 2008

/s/  Kevin A. Paprzycki
Kevin A. Paprzycki
Controller and
Principal Accounting Officer
(A Duly Authorized Officer)

Date: March 17, 2008

Exhibit Index

Exhibit
Number	Description

(4.1)*	Warrant dated June 29, 2007 in favor of SOF Investments, L.P.
(31)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Certifications pursuant to 18 U.S.C. Section 1350.

*	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007, and incorporated herein by reference.