Form 10-Q
period 2007-09-30
WESTMORELAND COAL CO
filed 2008-03-17
CIK 106455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 1, 2008: Common stock, $2.50 par value: 9,445,936 shares.

PART I — FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$14,744	$26,738
Receivables:
Trade	61,640	56,923
Other	4,239	6,017

	65,879	62,940
Inventories	29,089	24,484
Restricted cash and bond collateral	—	3,300
Excess of trust assets over pneumoconiosis benefit obligation	—	5,566
Other current assets	5,466	4,992

Total current assets	115,178	128,020

Property, plant and equipment:
Land and mineral rights	83,043	79,442
Capitalized asset retirement cost	106,282	143,655
Plant and equipment	393,493	350,414

	582,818	573,511
Less accumulated depreciation, depletion and amortization	168,473	142,059

Net property, plant and equipment	414,345	431,452
Excess of trust assets over pneumoconiosis benefit obligation, less current portion	2,934	2,266
Advanced coal royalties	4,058	3,982
Reclamation deposits	65,813	62,486
Restricted cash and bond collateral, less current portion	72,743	66,353
Contractual third party reclamation receivables	66,569	41,938
Intangible assets, net of accumulated amortization $1.5 million and $0.5 million at September 30, 2007 and December 31, 2006, respectively	13,080	13,263
Other assets	3,083	11,622

Total Assets	$757,803	$761,382

Westmoreland Coal Company and Subsidiaries

Consolidated Balance Sheets (Continued)

	September 30,	December 31,
	2007	2006
	(In thousands)
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$57,781	$76,803
Revolving lines of credit	16,900	—
Accounts payable and accrued expenses:
Trade	51,319	54,603
Deferred revenue	1,358	886
Income taxes	3,414	4,180
Interest	2,172	2,907
Production taxes	29,331	23,589
Workers’ compensation	909	949
Pension and SERP obligations	114	76
Postretirement medical benefits	17,525	16,968
Asset retirement obligations	16,067	13,832
Accrued severance and other liabilities	3,850	—

Total current liabilities	200,740	194,793

Long-term debt, less current installments	192,638	216,204
Revolving lines of credit, less current portion	—	13,000
Workers’ compensation, less current portion	8,296	8,589
Postretirement medical costs, less current portion	283,228	283,098
Pension and SERP obligations, less current portion	24,142	22,815
Deferred revenue, less current portion	46,835	15,328
Asset retirement obligations, less current portion	166,289	170,230
Other liabilities	19,900	17,756
Minority interest	—	5,502
Commitments and contingent liabilities	—	—
Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 160,130 shares at
September 30, 2007 and December 31, 2006	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares;
Issued and outstanding 9,264,489 shares at
September 30, 2007 and 9,014,078 shares at
December 31, 2006	23,160	22,535
Other paid-in capital	82,802	79,246
Accumulated other comprehensive loss	(131,675)	(139,424)
Accumulated deficit	(158,712)	(148,450)

Total shareholders’ deficit	(184,265)	(185,933)

Total Liabilities and Shareholders’ Deficit	$757,803	$761,382

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
	(Unaudited)

Revenues:
Coal	$106,670	$106,227	$311,508	$292,479
Energy	23,469	23,347	66,775	23,347
Independent power projects — equity in earnings	94	84	277	7,545

	130,233	129,658	378,560	323,371

Cost and expenses:
Cost of sales — coal	88,388	84,115	255,826	230,331
Cost of sales — energy	15,346	14,694	42,724	14,694
Depreciation, depletion and amortization	9,864	8,740	28,363	20,571
Selling and administrative	10,853	11,692	35,094	31,228
Restructuring charges	1,733	—	4,012	—
Heritage health benefit expenses	7,332	7,092	16,929	23,652
Loss (gain) on sales of assets	157	40	(5,677)	(4,906)

	133,673	126,373	377,271	315,570

Operating income (loss)	(3,440)	3,285	1,289	7,801

Other income (expense):
Interest expense	(5,934)	(6,992)	(18,754)	(12,456)
Interest income	2,001	1,886	6,496	4,099
Minority interest	(464)	(342)	(1,194)	(1,551)
Other income	25	26	174	285

	(4,372)	(5,422)	(13,278)	(9,623)

Loss from continuing operations before income taxes	(7,812)	(2,137)	(11,989)	(1,822)
Income tax expense (benefit) from continuing operations	(95)	190	(3)	710

Loss from continuing operations	(7,717)	(2,327)	(11,986)	(2,532)

Discontinued operations:
Income from discontinued operations	211	372	1,257	826
Gain on sale of discontinued operations	483	—	483	—

Income from discontinued operations before income tax	694	372	1,740	826
Income tax expense from discontinued operations	5	23	16	23

Income from discontinued operations	689	349	1,724	803

Net loss	(7,028)	(1,978)	(10,262)	(1,729)
Less preferred stock dividend requirements	340	340	1,020	1,164
Less premium on exchange of preferred stock for common stock	—	242	—	791

Net loss applicable to common shareholders	$(7,368)	$(2,560)	$(11,282)	$(3,684)

Net loss from continuing operations:
Basic	$(0.88)	$(0.33)	$(1.43)	$(0.52)
Diluted	$(0.88)	$(0.33)	$(1.43)	$(0.52)
Net income from discontinued operations:
Basic	$0.08	$0.04	$0.19	$0.09
Diluted	$0.08	$0.04	$0.18	$0.09
Net loss per share applicable to common shareholders:
Basic	$(0.81)	$(0.29)	$(1.24)	$(0.42)
Diluted	$(0.81)	$(0.29)	$(1.24)	$(0.42)
Weighted average number of common shares outstanding :
Basic	9,151	8,948	9,094	8,671
Diluted	9,332	9,222	9,348	9,056

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statement of Shareholders’ Deficit
and Comprehensive Income (Loss)
Nine months ended September 30, 2007

	Class A
	Convertible			Accumulated
	Exchangeable		Other	Other		Total
	Preferred	Common	Paid-In	Comprehensive	Accumulated	Shareholders’
	Stock	Stock	Capital	Loss	Deficit	Equity (Deficit)
	(In thousands)
	(Unaudited)

Balance at December 31, 2005 (205,083 preferred shares and 8,413,312 common shares outstanding)	$205	$21,033	$75,344	$(11,409)	$(115,381)	$(30,208)
Common stock issued as compensation (89,939 shares)	—	225	2,339	—	—	2,564
Common stock options exercised (174,732 shares)	—	437	561	—	—	998
Dividends declared	—	—	—	—	(387)	(387)
Exchange of preferred shares for common stock (336,095 shares)	(45)	840	(4)	—	(791)	—
Cumulative effect of change in accounting for deferred overburden removal costs	—	—	—	—	(16,805)	(16,805)
Adjustment for funded status of pension and postretirement medical benefit plans upon adoption of SFAS 158	—	—	—	(129,821)	—	(129,821)
Cumulative effect of adjustment upon adoption of SAB 108	—	—	—	—	(2,388)	(2,388)
Adjustment for stock appreciation rights previously classified as a liability upon adoption of SFAS 123(R)	—	—	1,006	—	—	1,006
Net loss	—	—	—	—	(12,698)	(12,698)
Minimum pension liability	—	—	—	1,744	—	1,744
Settlement of interest rate swap agreement	—	—	—	62	—	62

Comprehensive loss						(10,892)

Balance at December 31, 2006 (160,130 preferred shares and 9,014,078 common shares outstanding)	$160	$22,535	$79,246	$(139,424)	$(148,450)	$(185,933)

Common stock issued as compensation (94,140 shares)	—	235	2,244	—	—	2,479
Common stock options exercised (156,271 shares)	—	390	405	—	—	795
Warrant issued in connection with loan extension	—	—	1,122	—	—	1,122
Warrant repriced in lieu of consent fee	—	—	(215)	—	—	(215)
Net loss	—	—	—	—	(10,262)	(10,262)
Adjustments to accumulated actuarial losses of pension and postretirement medical benefit plans	—	—	—	727	—	727
Amortization of accumulated actuarial losses and transition obligations	—	—	—	7,022	—	7,022

Comprehensive loss						(2,513)

Balance at September 30, 2007 (160,130 preferred shares and 9,264,489 common shares outstanding)	$160	$23,160	$82,802	$(131,675)	$(158,712)	$(184,265)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net loss	$(10,262)	$(1,729)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred power sales revenue	21,965	7,881
Equity in earnings of independent power projects	(277)	(7,545)
Cash distributions from independent power projects	277	1,170
Provision for obsolete inventory	1,128	—
Depreciation, depletion and amortization	28,363	20,571
Amortization of intangible assets and liabilities, net	474	247
Restructuring charge	4,012	—
Share-based compensation	2,306	1,881
Amortization of deferred financing costs	1,123	1,066
Gain on sales of assets from continuing operations	(5,677)	(4,906)
Minority interest	1,194	1,551
Warrant repriced in lieu of consent fee	215	—
Gain on sales of assets from discontinued operations	(483)	—
Changes in operating assets and liabilities:
Receivables, net	(2,882)	(14,193)
Inventories	(3,431)	(3,427)
Excess of trust assets over pneumoconiosis benefit obligation	4,898	52
Accounts payable and accrued expenses	12,764	14,822
Income tax payable	(766)	58
Accrual for workers’ compensation	(333)	(481)
Accrual for postretirement medical costs	9,699	7,958
Pension and SERP obligations	1	2,689
Other assets and liabilities	1,187	(8,338)

Cash provided by continuing operations	65,495	19,327
Cash provided (used) by discontinued operations	(65)	340

Net cash provided by operating activities	65,430	19,667

Cash flows from investing activities:
Additions to property, plant and equipment	(20,450)	(13,888)
Change in restricted cash and bond collateral and reclamation deposits	(6,417)	(7,610)
ROVA acquisition, net of cash resulting from the ROVA consolidation of $21.9 million	—	(7,714)
Net proceeds from sales of assets	13,310	5,092
Acquisition of Absaloka Mining operations, net	(16,905)	—

Cash used in continuing investing activities	(30,462)	(24,120)
Proceeds from the sale of discontinued operation	704	—

Net cash used in investing activities	(29,758)	(24,120)

Cash flows from financing activities:
Borrowings of long-term debt	5,145	30,000
Repayments of long-term debt	(57,166)	(22,541)
Borrowings on revolving lines of credit	153,900	144,400
Repayments of revolving lines of credit	(150,000)	(137,800)
Exercise of stock options	795	939
Dividends paid to shareholder of subsidiary	(340)	(600)
Dividends paid on preferred shares	—	(387)

Net cash provided by (used in) financing activities	(47,666)	14,011

Net increase in cash and cash equivalents	(11,994)	9,558
Cash and cash equivalents, beginning of period	26,738	11,216

Cash and cash equivalents, end of period	$14,744	$20,774

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$18,370	$7,542
Income taxes	815	674

During the first nine months of 2007 and 2006, the Company entered into capital leases for equipment totaling approximately $10.4 million and $0.9 million, respectively.

See accompanying Notes to Consolidated Financial Statements.

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K/A”). The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in that Annual Report. Most of the descriptions of the accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.

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

Westmoreland Coal Company (“the Company”) is an energy company. The Company’s current principal activities, all conducted within the United States, are the production and sale of coal from Montana, North Dakota and Texas; and the ownership of independent power plants. The Company’s activities are primarily conducted through wholly-owned or majority-owned subsidiaries which generally have obtained separate financing.

The major factors impacting the Company’s liquidity are: payments due on the term loan it entered into to acquire various operations and assets from Montana Power and Knife River in May 2001 (see Note 9) and subsequent borrowings at Westmoreland Mining LLC (WML) which owns the mines; payments due on the acquisition debt associated with the Company’s purchase of the 50% interest in a partnership which owns the 230 MW Roanoke Valley power plant (“ROVA”) (see Note 9); payments due on the term loan and revolving credit facility used to acquire the minority interest in Westmoreland Resources, Inc. (WRI) and to pay certain then-existing debt of WCC; cash collateral requirements for additional reclamation bonds in new mining areas; payments for the Company’s heritage health benefit costs; and ongoing reclamation costs.

Unforeseen changes in the Company’s ongoing business requirements could also impact its liquidity. The principal sources of cash flow to Westmoreland Coal Company are distributions from WRI, ROVA, and from Westmoreland Mining LLC, all of which are subject to the provisions in their respective debt agreements.

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

On March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to that investor. The notes mature 5 years from date of issuance, carry a 9.0% interest rate and are convertible into the Company’s common stock at the investor’s option at an initial conversion price of $10.00 per share. As part of that transaction, the Standby Purchase Agreement was terminated.

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

As of March 17, 2008, the Company believes that it has capital resources or committed financing arrangements in place to provide adequate liquidity to meet all of its currently projected cash requirements through August 2008 based on its most recent forecast. The Company is considering several alternatives for raising additional capital during 2008.

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

2.	DISCONTINUED OPERATIONS

In August 2007, the Company sold its power operation and maintenance business to North American Energy Services (NAES) for $0.8 million. Included in the sale were operation and maintenance contracts for four power plants owned by Dominion Resources (Altavista, Hopewell, Southampton and Gordonville), as well as certain fixed assets of Westmoreland Technical Services. The Company has also contracted with NAES to provide contract operation and maintenance services at the Company’s 100% owned ROVA power facility in North Carolina. The sale of the power operation and maintenance business resulted in a gain of $0.5 million during the third quarter of 2007.

The results of operations for the Company’s power operation and maintenance business and the gain on the sale are reported within discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The prior period Consolidated Balance Sheet has not been recast as the assets and liabilities disposed of are not significant.

3.	ABSALOKA MINING CONTRACT AND ACQUISITION OF WASHINGTON GROUP MINORITY INTEREST

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

On September 28, 2007, WRI redeemed WGI’s 20% ownership in WRI for $13.5 million. The redemption leaves the Company as the sole shareholder in WRI. The $13.5 million price to redeem WGI’s minority interest was allocated as follows (in thousands):

Assets:
Property, plant and equipment	$10,396
Intangible asset	1,548

Total assets	11,944
Liabilities:
Other liabilities	4,800
Minority interest	(6,356)

Total liabilities	(1,556)
Total cash payment	$13,500

The allocation was based on a valuation report by our independent valuation firm.

4.	RESTRUCTURING

In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on the Company’s analysis of its internal operations, future customer commitments, current and potential markets, and financial projections for profitability. During the second quarter of 2007, the Company recorded a restructuring charge of $2.3 million which included $2.2 million of

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination benefits and outplacement costs and $0.1 million of lease costs related to the consolidation of corporate office space. During the third quarter of 2007, the Company recorded a restructuring charge of $1.7 million which included $1.6 million of termination benefits and outplacement costs and $0.1 million of lease costs related to the closure of an office. The Company expects to record additional restructuring charges in the fourth quarter of 2007 of approximately $0.5 million. These charges are expected to be paid out over the next year. The restructuring liability is reflected in “Accrued severance and other liabilities” in the Consolidated Balance Sheets.

The table below represents the restructuring provision activity during the nine months ended September 30, 2007 (in thousands):

	Restructuring	Restructuring	Ending
Beginning Balance	Charges	Payments	Balance

$—	$4,012	$192	$3,820

5.	CHANGES IN ACCOUNTING PRINCIPLES

Recognition of Revenue Under Power Sales Agreements

In connection with the acquisition of the remaining 50% interest in ROVA, the Company has applied the provisions of EITF 01-08, “Determining Whether an Arrangement Contains a Lease” to two power sales agreements. A portion of the capacity payments under ROVA’s two power sales agreements are considered to be operating leases under EITF 01-08. Under both agreements, ROVA invoices and collects the capacity payments based on kilowatt hours produced if the units are dispatched or for the kilowatt hours of available capacity if the units are not fully dispatched. Under the power sales agreement for ROVA II, ROVA also collects capacity payments during periods of scheduled outages based on the kilowatt hours of dependable capacity of the unit. The capacity payments that ROVA invoices and collects are higher in the first 15 years of the power sales agreements (through 2009 for ROVA I and 2010 for ROVA II), but decrease for the remaining 10 years of the agreements due to a reduction in the rate paid per MW hour of capacity. Since the power sales agreements were entered into prior to the effective date of EITF 01-08, the Company had been grandfathered relative to the accounting method it had been utilizing. As a result of the acquisition, the Company was required to apply the accounting proscribed under EITF 01-08. Effective July 1, 2006, the Company began recognizing amounts invoiced under the power sales agreements as revenue on a pro rata basis, based on the weighted average per kilowatt hour capacity payments estimated to be received over the remaining term of the power sales agreements. Under this method of recognizing revenue, $7.6 million and $22.0 million of amounts invoiced during the three and nine months ending September 30, 2007 and $7.9 million of amounts invoiced through the three and nine months ended September 30, 2006 have been deferred from recognition until 2010 and beyond.

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

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees and directors, including grants of stock options, be recognized in the financial statements based on their fair values.

The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method. Accordingly, compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006 is being recognized ratably over the vesting period based on the fair value of the awards at the date of grant.

Compensation expense for the unvested portion of stock option awards and performance units under the Company’s Performance Plan that were outstanding as of January 1, 2006 is being recognized ratably over the remaining vesting period, based on the fair value of the awards at date of grant as calculated for the pro forma disclosure under SFAS No. 123. See Note 15 “Incentive Stock Options, Stock Appreciation Rights, and Performance Units”.

There was no cumulative effect adjustment recorded in the Company’s Statement of Operations for the change in accounting related to the adoption of SFAS 123(R) since the Company accelerated the vesting of all unvested SARs at December 31, 2005 and therefore had no unamortized compensation expense for SARs at that date. Our unamortized pro forma stock compensation costs were less than $0.1 million at December 31, 2005.

Information relating to the additional expense recognized in accordance with SFAS 123(R) is shown in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Additional expense (benefit) recognized in accordance with SFAS 123(R)	$(179)	$(93)	$422	$868

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157, but does not believe the adoption of SFAS 157 will have a material impact on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective beginning January 1, 2008. The Company does not expect the adoption of this standard to have any impact on its Consolidated Financial Statements.

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

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	RESTRICTED CASH AND BOND COLLATERAL

The Company’s restricted cash and bond collateral consist of the following:

	Restricted Cash and
	Bond Collateral
	September 30,	December 31,
	2007	2006
	(In thousands)

Corporate:
Worker’s compensation bonds	$5,709	$5,512
Postretirement health benefit bonds	1,203	4,436
Coal Segment:
Westmoreland Mining — debt reserve account	10,022	10,312
Westmoreland Mining — prepayment account	18,707	15,123
Reclamation bond collateral:
Absaloka Mine	5,383	3,702
Jewett Mine	1,103	1,057
Rosebud Mine	106	89
Beulah Mine	71	71
ROVA:
Debt protection account	28,604	28,141
Ash reserve account	600	627
Repairs and maintenance account	1,235	583

Total restricted cash and bond collateral	72,743	69,653
Less current portion	—	(3,300)

Total restricted cash and bond collateral, less current portion	$72,743	$66,353

For all of its restricted cash and bond collateral accounts, the Company can select from several investment options for the funds and receives the investment returns on these investments.

Corporate

The Company is required to obtain surety bonds in connection with its self-insured workers’ compensation plan and certain health care plans. The Company’s surety bond underwriters require collateral to issue these bonds. As of September 30, 2007 and December 31, 2006, the amount held in collateral accounts was $5.7 million and $5.5 million, respectively, for the workers’ compensation plan and $1.2 million and $4.4 million, respectively, for health benefit plans. During the nine months ended September 30, 2007, approximately $3.3 million was released from the health care bond collateral accounts as a result of reduced bonding requirements under an amendment to the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”).

Coal Segment

Pursuant to the Westmoreland Mining LLC (“WML”) term loan agreement, WML is required to maintain a debt service reserve account and a long-term prepayment account. As of September 30, 2007 and December 31, 2006, there was a total of $10.0 million and $10.3 million, respectively in the debt service reserve account. There was $18.7 million and $15.1 million in the prepayment account at September 30, 2007

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and December 31, 2006, respectively. The prepayment account is to be used to fund a $30.0 million payment due December 31, 2008 for the Series B Notes.

As of September 30, 2007, the Company had reclamation bond collateral in place for its Absaloka, Rosebud, Jewett and Beulah Mines. These government-required bonds secure an operator’s obligation to comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.

ROVA

Pursuant to the terms of its Credit Agreement, ROVA must maintain a debt protection account (“DPA”). At September 30, 2007 and December 31, 2006, the DPA was funded with $28.6 million and $28.1 million, respectively. Additional funding of the DPA of $1.1 million per year is required through 2008. The required funding level is reduced by $6.7 million in 2009 and by $3.0 million in 2010.

The Credit Agreement also requires ROVA to fund a repairs and maintenance account and an ash reserve account totaling $3.2 million from January 31, 2004 through January 31, 2010, after which date the funding requirement reduces to $2.8 million. The funds for the repairs and maintenance account are required to be deposited every six months based on a formula contained in the agreement. The ash reserve account was fully funded at September 30, 2007. As of September 30, 2007 and December 31, 2006, these accounts had combined balances of $1.8 million and $1.2 million, respectively.

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding at September 30, 2007 and December 31, 2006 under the Company’s lines of credit and long-term debt consist of the following:

	Current Portion of Debt		Total Debt Outstanding
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
	(In thousands)

Corporate debt:
Revolving line of credit	$9,400	$—	$9,400	$8,500
Westmoreland Mining debt:
Revolving line of credit	7,500	—	7,500	4,500
Westmoreland Mining term debt:
Series B Notes	13,950	12,000	47,600	56,600
Series C Notes	—	—	20,375	20,375
Series D Notes	—	—	14,625	14,625
Capital lease obligations	2,260	1,212	6,526	3,176
Other term debt	118	99	913	298
Westmoreland Resources, Inc.:
Capital lease obligation	534	—	5,617	—
Term debt	4,500	—	4,500	—
ROVA debt:
ROVA acquisition bridge loan	3,348	30,000	15,624	30,000
ROVA acquisition term loan	—	5,000	—	5,000
ROVA term debt	33,071	28,492	134,639	162,933

Total debt outstanding	$74,681	$76,803	$267,319	$306,007

The ROVA current and total term debt includes debt premiums of $0.8 million and $4.3 million, respectively. The ROVA acquisition bridge loan includes a debt discount of $0.5 million recorded in long-term debt.

The maturities of all long-term debt and the revolving credit facilities outstanding at September 30, 2007 are (in thousands):

2007	$8,552
2008	107,739
2009	50,393
2010	28,853
2011	21,899
Thereafter	46,075

$263,511

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate Revolving Line of Credit

The Company has a $14.0 million revolving credit facility with First Interstate Bank which expires on June 30, 2008. Interest is payable monthly at the bank’s prime rate (7.75% per annum at September 30, 2007). The Company is required to maintain financial ratios relating to its liquidity, indebtedness, and net worth. As of September 30, 2007, the Company was in compliance with such covenants. The revolving credit facility is collateralized by the Company’s stock in WRI, which owns the Absaloka Mine, and the dragline located at WRI’s Absaloka Mine.

On October 29, 2007, this revolving credit facility was terminated and replaced with term debt and a new revolving credit facility at Westmoreland Resources, Inc. The outstanding balance of $11.2 million on the WCC line of credit facility was fully repaid to First Interstate Bank on October 29, 2007.

Westmoreland Mining LLC

WML has a $20.0 million revolving credit facility (the “Facility”) with PNC Bank, National Association (“PNC”) which expires on April 27, 2008. The interest rate is either PNC’s Base Rate plus 1%, or a Euro-Rate plus 3%, at WML’s option (8.75% per annum at September 30, 2007). In addition, a commitment fee of 1/2 of 1% of the average unused portion of the available credit is payable quarterly. The amount available under the Facility is based upon, and any outstanding amounts are secured by, eligible accounts receivable.

WML has a term loan agreement under which $47.6 million in Series B Notes, $20.4 million in Series C Notes and $14.6 million in Series D Notes are outstanding as of September 30, 2007. The Series B Notes require quarterly principal and interest payments to December 2008. The Series C and D Notes require quarterly interest payments with principal payments beginning March 31, 2009 and final payments on December 31, 2011. The Series B Notes bear interest at a fixed interest rate of 9.39% per annum; the Series C Notes bear interest at a fixed rate of 6.85% per annum; and the Series D Notes bear interest at a variable rate based upon LIBOR plus 2.90% (8.26% per annum at (September 30, 2007). All of the notes are secured by the assets of WML and the term loan agreement requires the Company to comply with certain covenants and minimum financial ratio requirements related to liquidity, indebtedness, and capital investments. As of September 30, 2007, WML was in compliance with such covenants.

The Company engages in leasing transactions for equipment utilized in operations. Certain leases at the Rosebud, Jewett and Beulah Mines qualify as capital leases and were recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the leases. The present value of these lease payments at September 30, 2007 and December 31, 2006 was $6.5 million and $3.2 million, respectively, at a weighted average interest rate of 6.07% and 6.12%, respectively. The Jewett Mine also has a note payable and an installment loan outstanding at September 30, 2007 in the amount of $0.3 million and $0.6 million, respectively, with fixed interest rates of 6.0% and 6.75%, respectively.

Westmoreland Resources, Inc.

The Company entered into a lease transaction for equipment utilized in operations at the Absaloka Mine. The present value of these lease payments at September 30, 2007 was $5.6 million, at an effective interest rate of 6.85%.

On September 28, 2007, Westmoreland Resources, Inc. entered into a 30 day term loan agreement with First Interstate Bank in the amount of $4.5 million in order to fund WRI’s acquisition of WGI’s 20% minority interest in WRI. The term loan was repaid and the loan agreement expired on October 28, 2007.

On October 29, 2007, WRI executed a Business Loan Agreement (“Agreement”) with First Interstate Bank, a Montana corporation. The Agreement provides WRI with term debt of $8.5 million and a revolving

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility of $20.0 million. The term debt requires sixteen quarterly payments of principal and interest with the final payment due September 20, 2011. The revolving credit facilities mature October 28, 2008. Interest on both notes is payable at the prime rate (7.75% per annum at October 29, 2007). The two notes are collaterized by WRI’s inventory, chattel paper, accounts receivable, and equipment. The Agreement requires WRI to comply with certain covenants and minimum financial ratio requirements related to debt coverage, tangible net worth and capital expenditures. WCC is guarantor of the notes.

The Agreement replaces the revolving lines of credit of $14.0 million to WCC. The outstanding balance of $11.2 million on the WCC line of credit facility was fully repaid to First Interstate Bank on October 29, 2007.

ROVA

The Company funded the ROVA acquisition and debt protection account deposit in part with a $30.0 million bridge loan facility from SOF Investments, L.P. (“SOF”) and a $5.0 million term loan with First Interstate Bank. The Company also paid SOF a 1% closing fee. On May 7, 2007, the term loan was paid off prior to maturity. At September 30, 2007, the SOF bridge loan had an outstanding balance of $15.6 million (net of a $0.5 million debt discount) and bears interest at the London Interbank Offering Rate (“LIBOR”) plus 4% (9.32% per annum at September 30, 2007). The loan is secured by a pledge of the semi-annual cash distributions from ROVA which commenced in January 2007 as well as pledges of the distributions, if any, from the Company’s subsidiaries that directly or indirectly acquired the operating agreements for the third party power plants.

In June 2007, the Company exercised its option to extend the term on the SOF bridge loan to four years. In conjunction with the extension of the SOF bridge loan, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock to SOF at a premium of 15% to the then current stock price, or $31.45 per share. In October 2007 (but effective as of August 20, 2007), in consideration for SOF’s consent for the sale of the Company’s power operations and maintenance businesses, the Company canceled the warrant issued in June and issued SOF a new warrant to purchase 150,000 shares of the Company’s common stock. The new warrant is exercisable through August 2010. Approximately $0.5 million of the fair value of the original warrant has been recorded as a discount to the principal amount of the bridge loan and is being accreted to interest expense over the remaining four year term of the debt. Approximately $0.2 million of the fair value of the repriced warrant was recorded as a consent fee and expensed in the third quarter of 2007.

ROVA has Credit Agreements under which $26.9 million in Bank Borrowings, $66.7 million in borrowings from an institutional lender and $36.8 million in Bond Borrowings are outstanding as of September 30, 2007.

The principal payments for the Bank Borrowings are semiannual and mature in July 2008. The interest rates are set at various margins in excess of the Banks’ base rate. The weighted average interest rate on the Bank Borrowings at September 30, 2007 was 6.86% per annum.

The borrowings from the institutional lender include Tranche A which has a fixed interest rate of 10.42% and semiannual payments scheduled to be completed in July 2014 and Tranche B which has a fixed interest rate of 8.33% and semiannual payments scheduled to be completed in July 2015.

The Bond Borrowings (one from 1991 and one from 1993) are secured by irrevocable letters of credit in the amounts of $30.1 million and $7.4 million, respectively. The weighted average interest rate for the bonds at September 30, 2007 was 4.10%. The first of the four semiannual installments due on the 1991 Bond Borrowings was paid in January 2008. The first of the three semiannual installments for the 1993 Bond Borrowings is due in July 2009.

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The debt agreements contain various restrictive covenants related to maintenance, insurance, liquidity, cash distributions, and commitments. At September 30, 2007, ROVA was in compliance with the various covenants.

Irrevocable letters of credit in the amounts of $4.5 million for ROVA I and $1.5 million for ROVA II were issued to ROVA’s customer by the banks on behalf of ROVA to ensure performance under their respective power sales agreements.

10.	DERIVATIVE INSTRUMENTS

As of September 30, 2007, the Company was party to two derivative instruments to manage a portion of its exposure to the price volatility of diesel fuel used in its operations. In a typical commodity swap agreement, the Company receives the difference between a fixed price per gallon of diesel fuel and a price based on an agreed upon published, third-party index if the index price is greater than the fixed price. If the index price is lower, the Company pays the difference. By entering into swap agreements, the Company effectively fixes the price it will pay in the future for the quantity of diesel fuel subject to the swap agreement.

In October 2006, the Company entered into a derivative instrument to manage a portion of its exposure to the price volatility of diesel fuel to be used in its operations in 2007. The swap contract covered 2.4 million gallons of diesel fuel at a weighted average fixed price of $2.02 per gallon to be settled monthly during 2007. At September 30, 2007, 0.6 million gallons of fuel remained outstanding under this swap contract.

In January 2007, the Company entered into an additional derivative instrument to manage an additional portion of the diesel fuel to be used in its operations in 2007. The swap contract covered 1.1 million gallons of diesel fuel at a weighted average fixed price of $1.75 per gallon to be settled monthly during 2007. At September 30, 2007, 0.3 million gallons of fuel remained outstanding under this swap contract.

The Company accounts for these derivative instruments on a mark-to-market basis through earnings. The Consolidated Financial Statements as of September 30, 2007 reflect cumulative unrealized gains on these contracts of $0.3 million. Unrealized gains recorded during the nine months ended September 30, 2007 were $0.9 million. These unrealized gains are recorded as a reduction to Cost of sales — coal and as an increase to Accounts receivable. During the nine months ended September 30, 2007, the Company settled a portion of these contracts covering approximately 2.6 million gallons of fuel which resulted in a gain of approximately $0.3 million.

Information regarding derivative instruments for the nine months ended September 30, 2007 is as follows (in thousands):

Nine Months Ended
September 30,
2007

Unrealized loss on derivatives at beginning of period	$(336)
Change in fair value	883
Realized gain on settlements	(269)

Unrealized gain on derivatives at September 30, 2007	$278

11.	HERITAGE HEALTH BENEFIT EXPENSES

The caption “Heritage health benefit expenses” used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to our former Eastern mining operation employees as well as other administrative costs associated with providing those benefits.

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of these expenses are (in thousands):

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Health care benefits	$6,536	$5,699	$19,794	$20,120
Combined benefit fund payments (credit)	919	995	(3,035)	2,985
Workers’ compensation benefits	190	177	569	547
Black lung benefits (credit)	(313)	221	(399)	—

Total	$7,332	$7,092	$16,929	$23,652

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

The Company incurred costs of providing these benefits during the three and nine months ended September 30, 2007 and 2006 as follows (in thousands):

	Pension Benefits
	Three Months Ended
	September 30,		Postretirement Medical Benefits Three Months Ended September 30,
	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$769	$765	$231	$188
Interest cost	1,069	1,053	4,478	3,342
Expected return on plan assets	(1,026)	(931)	—	—
Amortization of deferred items	260	351	2,105	2,759

Total net periodic benefit cost	$1,072	$1,238	$6,814	$6,289

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Medical Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$2,305	$2,492	$693	$565
Interest cost	3,281	3,159	13,436	12,467
Expected return on plan assets	(3,078)	(2,793)	—	—
Amortization of deferred items	709	1,053	6,313	8,328

Total net periodic benefit cost	$3,217	$3,911	$20,442	$21,360

The Company expects to pay approximately $18.0 million for postretirement medical benefits during 2007, net of Medicare Part D reimbursements. A total of $4.1 million and $11.9 million was paid during the three and nine months ended September 30, 2007, respectively.

The Company expects to contribute approximately $4.0 million to its pension plans during 2007. A total of $1.8 million and $3.1 million was contributed in the three and nine months ended September 30, 2007, respectively.

13.	ASSET RETIREMENT OBLIGATIONS, RECLAMATION DEPOSITS AND CONTRACTUAL THIRD PARTY RECLAMATION RECEIVABLES

Asset Retirement Obligations

Changes in the Company’s asset retirement obligations for the nine months ended September 30, 2007 and 2006 are summarized below (in thousands):

	Nine Months Ended September 30,
	2007	2006

Asset retirement obligations — beginning of year	$184,062	$158,407
Accretion	9,607	8,105
ROVA asset retirement obligation assumed	—	414
Settlements (final reclamation performed)	(4,704)	(11,055)
Changes due to amount and timing of reclamation	(6,609)	—

Asset retirement obligations — end of period	$182,356	$155,871

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The asset retirement obligation, contractual third party reclamation receivable, and reclamation deposits at September 30, 2007 for each of the Company’s mines and ROVA are summarized below (in thousands):

	Asset	Contractual Third
	Retirement	Party Reclamation	Reclamation
	Obligation	Receivable	Deposits

Rosebud	$96,744	$3,229	$65,813
Jewett	64,357	63,340	—
Beulah	6,177	—	—
Savage	1,783	—	—
Absaloka	12,844	—	—
ROVA	451	—	—

Total	$182,356	$66,569	$65,813

As of September 30, 2007 the Company or its subsidiaries have reclamation bonds in place for its active mines in Montana, North Dakota and Texas and for inactive mining sites in Virginia and Colorado which are now awaiting final bond release. These government-required bonds secure an operator’s obligation to comply with the applicable federal and state regulations relating to the performance and completion of final reclamation activities. The Company estimates that the cost of final reclamation for its mines when they are closed in the future will total approximately $452.5 million, with a present value of $182.4 million. As permittee, the Company or its subsidiaries are responsible for the total amount. The financial responsibility for a portion of final reclamation of the mines when they are closed has been transferred by contract to certain customers, while other customers have provided guarantees or funded escrow accounts to cover final reclamation costs.

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

In September 2007, Texas Westmoreland Coal Company (“TWCC”) entered into a new lignite supply agreement with NRG Texas Power LLC (“NRG Texas”). The new agreement confirms NRG Texas’ responsibility to pay for final reclamation for the mine. As a result of this agreement, the Company increased its Contractual third party reclamation receivable at the Jewett Mine by $35.3 million to reflect the fact that effective January 1, 2008 all costs incurred by Texas Westmoreland towards fulfilling its asset retirement obligation will be reimbursed by NRG Texas. The increase in the reclamation receivable was offset by a corresponding decrease in the related capitalized asset retirement costs.

14.	STOCKHOLDERS’ EQUITY

Preferred and Common Stock

The Company has two classes of capital stock outstanding, common stock, par value $2.50 per share, and Series A Convertible Exchangeable Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”). Each share of Series A Preferred Stock is represented by four Depositary Shares. The full amount of the quarterly dividend on the Series A Preferred Stock is $2.125 per preferred share or $0.53 per Depositary Share. The Company paid quarterly dividends of $0.25 per Depositary Share from October 1, 2004 through July 1, 2006. The Company suspended the payment of preferred stock dividends following the recognition of

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the deficit in shareholders’ equity described below. The quarterly dividends which are accumulated through and including October 1, 2007 amount to $15.5 million in the aggregate ($96.90) per preferred share or $24.23 per Depositary Share).

The Company is currently reporting a deficit in shareholders’ equity. As a result, the Company is prohibited from paying preferred stock dividends because of the statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock ($160,000 at September 30, 2007).

Warrants

In June 2007, the Company exercised its option to extend the term on the SOF bridge loan to four years. In conjunction with the extension of the SOF bridge loan, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock to SOF at a premium of 15% to the then current stock price, or $31.45 per share. In October 2007 (but effective as of August 20, 2007), in consideration for SOF’s consent for the sale of the Company’s power operations and maintenance businesses, the Company canceled the warrant issued in June and issued SOF a new warrant to purchase 150,000 shares of the Company’s common stock at a price of $25.00 per share. The new warrant is exercisable through August 2010. Approximately $0.5 million of the fair value of the original warrant has been recorded as a discount to the principal amount of the bridge loan and is being accreted to interest expense over the remaining four-year term of the debt. Approximately $0.2 million of the fair value of the repriced warrant was recorded as a consent fee and expensed in the third quarter of 2007.

The fair value of the warrant issued was estimated on the date of issue using the Black-Scholes pricing model with the following assumptions:

						Weighted Average
	Number of Shares					Value of Each
Warrants Issued	Included in Warrant	Dividend Yield	Volatility	Risk-Free Rate	Expected Life	Warrant

2007	150,000	None	40%	4.19%	3.0 years	$4.84

Restricted Net Assets

At September 30, 2007, Westmoreland Coal Company had approximately $130.9 million of net assets at its subsidiaries that were not available to be transferred to it in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries. Approximately $6.0 million of net assets of the subsidiaries are unrestricted.

15.	INCENTIVE STOCK OPTIONS, STOCK APPRECIATION RIGHTS, AND PERFORMANCE UNITS

As of September 30, 2007, the Company had stock options and SARs outstanding from three stock incentive plans for employees and three stock incentive plans for directors.

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

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For both types of plans, ISO’s and SARs generally vest over three years, expire ten years from the date of grant, and may not have an option or base price that is less than the market value of the stock on the date of grant. Upon vesting, the holders may exercise the SARs and receive an amount equal to the increase in the value of the common stock between the grant date and the exercise date in shares of common stock.

The maximum number of shares that could be issued or granted under the employee and director plans at September 30, 2007 is shown in the following table:

		Non-Employee
	Employee Plans	Director Plans

Maximum number of shares that can be issued or granted	1,150,000	900,000
Shares issued or granted	(1,045,381)	(880,824)

Number of shares available for future grant	104,619	19,176

Compensation cost arising from share-based arrangements for the three and nine months ended September 30, 2007 and 2006 is shown in the following table (in thousands):

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2007	2006	2007	2006

Amortization of the fair value of SARs and stock options over vesting period	$643	$—	$595	$398
Matching contributions to the Company’s 401(k) plan	342	248	1,884	1,013
Expense (benefit) for stock-based incentive plans	(822)	(93)	(173)	470

Total share based compensation expense	$163	$155	$2,306	$1,881

SARs

Information with respect to SARs granted and outstanding for employees and directors for the nine months ended September 30, 2007 is as follows:

	Base Price	Stock Appreciation	Weighted Average
	Range	Rights	Base Price

Outstanding at December 31, 2006	$18.04 - 29.48	560,747	$21.66
Granted	—	—	—
Exercised	18.04 - 24.41	(39,979)	19.69
Expired or forfeited	24.41	(65,102)	24.41

Outstanding at September 30, 2007	$19.37 - 29.48	455,666	$21.44

Information about SARs outstanding as of September 30, 2007 is as follows:

Weighted
		Average	Weighted				Intrinsic
		Remaining	Average	Intrinsic		Weighted Average	Value
Range of Base	Number	Contractual Life	Base Price	Value	SARs	Base Price (Vested	(Vested
Price	Outstanding	(Years)	(all SARs)	(all SARs)	Vested	SARs)	SARs)

$19.37 - 29.48	455,666	7.7	$21.44	$863,000	398,472	$20.97	$863,000

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No SARs were granted during the first nine months of 2007. The fair value of SARs granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for 2006:

						Weighted
						Average Value
	Number of SARs	Dividend		Risk-Free	Expected	of Each SAR
SARs Granted	Granted	Yield	Volatility	Rate	Life	Granted

2006	177,567	None	52%	5.20%	7.0 years	$14.18

The intrinsic value of SARs exercised during the three and nine months ended September 30, 2007 was less than $0.1 million, and $0.2 million, respectively.

The amount of unamortized compensation expense for SARs outstanding at September 30, 2007 was $0.8 million which is expected to be recognized over approximately two years.

Stock Options

Information with respect to stock options granted and outstanding for employee and director stock option plans for the nine months ended September 30, 2007 is as follows:

			Weighted
	Issue Price	Stock Option	Average
	Range	Shares	Exercise Price

Outstanding at December 31, 2006	$2.81 - 22.86	541,616	$11.62
Granted	23.48	100,000	23.48
Exercised	2.81 - 18.08	(156,271)	5.10
Expired or forfeited	22.86	(3,334)	22.86

Outstanding at September 30, 2007	$2.81 - 23.48	482,011	$16.12

Information about stock options outstanding as of September 30, 2007 is as follows:

		Weighted	Weighted			Weighted
		Average	Average			Average
		Remaining	Exercise	Intrinsic		Exercisable	Intrinsic
Range of Base	Number	Contractual Life	Price	Value	Options	Price (Vested	Value (Vested
Price	Outstanding	(Years)	(all Options)	(all Options)	Vested	Options)	Options)

$ 2.81- 5.00	60,045	2.1	$2.98		60,045	$2.98
5.01-10.00	—	—	—		—	—
10.01-15.00	87,835	4.5	12.34		87,835	12.34
15.01-23.48	334,131	6.5	19.48		245,242	18.03

$ 2.81-23.48	482,011	5.6	$16.12	$3,400,000	393,122	$14.46	$3,400,000

No options were granted during 2006. The fair value of options granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the nine months ended September 30, 2007:

						Weighted Average
Options	Number of	Dividend		Risk-Free	Expected	Value of Each
Granted	Options Granted	Yield	Volatility	Rate	Life	Option Granted

2007	100,000	None	51%	4.56%	7.0 years	$13.55

The intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was $1.9 million and $2.5 million, respectively.

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of unamortized compensation expense for options outstanding at September 30, 2007 was $1.2 million which is expected to be recognized over approximately three years.

Performance Units

As of September 30, 2007, the Company had performance units outstanding under its Performance Unit Plan. The value of the performance units is payable to the participants upon vesting in cash, or at the option of the Company, in shares of common stock. The value is based in part on the appreciation of the Company’s common stock and its performance relative to the average of two stock market indices. The performance units vest over a three-year period. The units granted are accounted for as a liability-based award, since the Company has historically settled the awards in cash and intends to settle the outstanding awards in cash. During the three months ended September 30, 2007 and 2006, the Company recognized $0.8 million and $0.1 million of stock compensation expense for this plan, respectively. During the first nine months of 2007, the Company recognized a stock compensation benefit of $0.2 million for this plan. During the first nine months of 2006, the Company recognized $0.5 million of stock compensation expense for this plan. The amount of unamortized compensation expense for this plan was $0.1 million at September 30, 2007.

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

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net loss applicable to common shareholders:	$(7,368)	$(2,560)	$(11,282)	$(3,684)
Number of shares of common stock outstanding:
Basic	9,151	8,948	9,094	8,671
Effect of dilutive stock options	181	274	254	359
Effect of dilutive SARs	—	—	—	26

Diluted	9,332	9,222	9,348	9,056

Net loss per share applicable to common shares outstanding:
Basic	$(0.81)	$(0.29)	$(1.24)	$(0.42)
Diluted	$(0.81)	$(0.29)	$(1.24)	$(0.42)
Number of shares excluded from calculation of diluted EPS because the exercise prices of the options, SARs and warrant were greater than the average market price of the common shares	381	200	358	18

17.	INCOME TAXES

Income tax expense (benefit) attributable to income before income taxes consists of:

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)

Current:
Federal	$—	$—	$—	$2
State	(95)	190	(3)	708

	(95)	190	(3)	710

Deferred:
Federal	—	—	—	—
State	—	—	—	—

Income tax expense	$(95)	$190	$(3)	$710

18.	BUSINESS SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard is based on a management approach, which requires segmentation based upon a Company’s internal organization and reporting of revenue and income before income taxes based upon internal accounting methods.

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s operations are classified into four segments: coal, independent power, heritage and corporate. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The independent power operations include the ownership of interests in cogeneration and other non-regulated independent power plants and related business development expenses. The heritage segment includes costs of benefits the Company provides to former employees of its previously owned Eastern U.S. coal mining operations which have been disposed of. The corporate segment represents all costs not otherwise classified and primarily consists of corporate office expenses. Assets attributed to the heritage segment consist primarily of cash, bonds and deposits restricted to pay heritage health benefits. Prior year segment information has been reclassified to conform to the new segment presentation, and has also been recast to reflect our independent power segment’s discontinued operations.

Summarized financial information by segment for the three and nine months ended September 30, 2007 and 2006 is as follows:

Three months ended September 30, 2007

		Independent
	Coal	Power	Heritage	Corporate	Total
	(In thousands)
	(Unaudited)

Revenues:
Coal	$106,670	$—	$—	$—	$106,670
Energy	—	23,469	—	—	23,469
Equity in earnings	—	94	—	—	94

	106,670	23,563	—	—	130,233

Costs and expenses:
Cost of sales — coal	88,388	—	—	—	88,388
Cost of sales — energy	—	15,346	—	—	15,346
Depreciation, depletion and amortization	7,366	2,417	—	81	9,864
Selling and administrative	5,927	2,018	341	2,567	10,853
Restructuring charges	136	1,020	—	577	1,733
Heritage health benefit expenses	—	—	7,332	—	7,332
Loss on sales of assets	137	20	—	—	157

Operating income (loss)	4,716	2,742	(7,673)	(3,225)	(3,440)
Other income (expense):
Interest expense	(2,537)	(3,280)	—	(117)	(5,934)
Interest income	1,282	575	75	69	2,001
Minority interest	(464)	—	—	—	(464)
Other income (loss)	(12)	2	—	35	25

Income (loss) from continuing operations before income taxes	$2,985	$39	$(7,598)	$(3,238)	$(7,812)

Capital expenditures	$11,028	$568	$—	$—	$11,596

Total assets	$467,732	$275,545	$5,489	$9,037	$757,803

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three months ended September 30, 2006

		Independent
	Coal	Power	Heritage	Corporate	Total
	(In thousands)
	(Unaudited)

Revenues:
Coal	$106,227	$—	$—	$—	$106,227
Energy	—	23,347	—	—	23,347
Equity in earnings	—	84	—	—	84

	106,227	23,431	—	—	129,658

Costs and expenses:
Cost of sales — coal	84,115	—	—	—	84,115
Cost of sales — energy	—	14,694	—	—	14,694
Depreciation, depletion and amortization	6,372	2,322	—	46	8,740
Selling and administrative	6,287	2,388	345	2,672	11,692
Heritage health benefit expenses	—	—	7,092	—	7,092
Loss on sales of assets	40	—	—	—	40

Operating income (loss)	9,413	4,027	(7,437)	(2,718)	3,285
Other income (expense):
Interest expense	(2,680)	(4,126)	—	(186)	(6,992)
Interest income	1,051	698	47	90	1,886
Minority interest	(342)	—	—	—	(342)
Other income (loss)	76	(48)	—	(2)	26

Income (loss) from continuing operations before income taxes	$7,518	$551	$(7,390)	$(2,816)	$(2,137)

Capital expenditures	$5,930	$327	$—	$147	$6,404

Total assets	$302,455	$284,274	$9,291	$126,566	$722,586

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine months ended September 30, 2007

		Independent
	Coal	Power	Heritage	Corporate	Total
	(In thousands)
	(Unaudited)

Revenues:
Coal	$311,508	$—	$—	$—	$311,508
Energy	—	66,775	—	—	66,775
Equity in earnings	—	277	—	—	277

	311,508	67,052	—	—	378,560

Costs and expenses:
Cost of sales — coal	255,826	—	—	—	255,826
Cost of sales — energy	—	42,724	—	—	42,724
Depreciation, depletion and amortization	20,857	7,256	—	250	28,363
Selling and administrative	19,268	6,351	1,171	8,304	35,094
Restructuring charges	363	1,103	—	2,546	4,012
Heritage health benefit expenses	—	—	16,929	—	16,929
Loss (gain) on sales of assets	(54)	18	—	(5,641)	(5,677)

Operating income (loss)	15,248	9,600	(18,100)	(5,459)	1,289
Other income (expense):
Interest expense	(7,540)	(10,675)	—	(539)	(18,754)
Interest income	3,753	1,798	727	218	6,496
Minority interest	(1,194)	—	—	—	(1,194)
Other income	108	1	—	65	174

Income (loss) from continuing operations before income taxes	$10,375	$724	$(17,373)	$(5,715)	$(11,989)

Capital expenditures	$19,736	$703	$—	$11	$20,450

Total assets	$467,732	$275,545	$5,489	$9,037	$757,803

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine months ended September 30, 2006

		Independent
	Coal	Power	Heritage	Corporate	Total
	(In thousands)
	(Unaudited)

Revenues:
Coal	$292,479	$—	$—	$—	$292,479
Energy	—	23,347	—	—	23,347
Equity in earnings	—	7,545	—	—	7,545

	292,479	30,892	—	—	323,371

Costs and expenses:
Cost of sales — coal	230,331	—	—	—	230,331
Cost of sales — energy	—	14,694	—	—	14,694
Depreciation, depletion and amortization	17,977	2,385	—	209	20,571
Selling and administrative	17,181	4,485	767	8,795	31,228
Heritage health benefit expenses	—	—	23,652	—	23,652
Loss (gain) on sales of assets	154	—	—	(5,060)	(4,906)

Operating income (loss)	26,836	9,328	(24,419)	(3,944)	7,801
Other income (expense):
Interest expense	(7,849)	(4,126)	—	(481)	(12,456)
Interest income	2,977	698	71	353	4,099
Minority interest	(1,551)	—	—	—	(1,551)
Other income (loss)	57	235	—	(7)	285

Income (loss) from continuing operations before income taxes	$20,470	$6,135	$(24,348)	$(4,079)	$(1,822)

Capital expenditures	$12,895	$—	$—	$652	$13,888

Total assets	$302,455	$284,274	$9,291	$126,566	$722,586

19.	COMMITMENTS

Coal Reserve Lease Obligations

The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $10.2 million and $9.8 million in the three months ended September 30, 2007 and 2006, respectively, and $29.1 million and $25.8 million in the nine months ended September 30, 2007 and 2006, respectively.

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

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second quarter of 2007, WRI agreed to amend its lease agreement with the Crow Tribe to share the economic benefit of the credit with the Tribe. The Company recorded $1.6 million as cost of sales in the first nine months of 2007 to reflect the anticipated amount payable to the Crow Tribe under the amendment. The final amount payable is dependent on the final outcome of the negotiations with the Crow Tribe.

Real Property and Equipment Lease Obligations

The Company has operating lease commitments expiring at various dates, primarily for real property and equipment. Rental expense under operating leases during the three months ended September 30, 2007 and 2006 totaled $1.2 million and $2.0 million, respectively, and for the nine months ended September 30, 2007 and 2006 totaled $4.2 million and $5.1 million, respectively.

Minimum future rental obligations existing under these operating leases with remaining terms of one year or more at September 30, 2007 are as follows (in thousands):

Lease Obligations

Remainder of 2007	$1,103
2008	3,819
2009	1,653
2010	748
2011 and thereafter	459

Coal Supply Agreements

Westmoreland Partners, which owns ROVA, has two coal supply agreements with TECO Coal Corporation (“TECO”). If Westmoreland Partners continues to purchase coal under these contracts at the current volume and pricing and does not extend these coal supply agreements, then Westmoreland Partners would be obligated to pay TECO $6.8 million for the remainder of 2007 and $27.3 million in each of the years of 2008, 2009, 2010, 2011, 2012 and an aggregate of $60.1 million after 2012.

Long-Term Sales Commitments

The following table presents estimated total sales tonnage under existing long-term contracts for the next five years from the Company’s existing mining operations. The prices for all future tonnage are subject to revision and adjustments based upon market prices, certain indices and/or cost recovery:

Projected Sales Tonnage Under
Existing Long-Term Contracts
(In millions of tons)

2007	29.8
2008	30.2
2009	28.9
2010	26.3
2011	21.5

The tonnages in the table above represent estimated sales tonnage under existing, executed contracts and generally exclude pending or anticipated contract renewals or new contracts. These projections reflect customers’ scheduled major plant outages, if known.

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	CONTINGENCIES

Royalty Claims

The U.S. Minerals Management Service (“MMS”) and the Montana Department of Revenue (“MDR”) have each asserted numerous administrative claims against Western Energy Company (“WECO”) for federal coal royalties and state taxes allegedly due and owing on payments received by WECO from customers.

There are three types of claims, transportation claims, take or pay claims, and gross inequity claims, as described below. The Company believes that WECO has meritorious defenses against all three types of the royalty and tax claims made by the MMS and the MDR. The Company plans to seek relief in Federal District Court for MMS claims and Montana State Court for MDR claims and expects favorable rulings.

Moreover, in the event of a final adverse outcome with MDR and MMS, the Company believes that certain of WECO’s customers are contractually obligated to reimburse WECO for any royalties and taxes imposed on WECO for the production of coal sold to the Colstrip customers, plus WECO’s legal expenses. Consequently, the Company has not recorded any provisions for these matters. It is possible that the customers may dispute the Company’s interpretation of the contracts. Legal expenses associated with these matters are expensed as incurred.

Transportation Claims

The MMS and MDR claim that revenues earned under the Transportation Agreement with the Colstrip 3 & 4 buyers are, in reality, payments for the production of coal, and therefore royalty and tax bearing.

The MMS claims currently are for three different audit periods: October 1991 through December 1995, January 1996 through December 2001, and January 2002 through December 2004. The claims for the first two audit periods were confirmed on appeal to the MMS, but limited to 7 years prior to 2002, due to the applicable statute of limitations. These claims (approximately $5.0 million) were appealed to the Interior Board of Land Appeal (“IBLA”). On September 12, 2007, the IBLA affirmed the earlier MMS decision with respect to these first two assessments. On December 12, 2007, WECO appealed the IBLA decision to the Federal District Court in the District of Columbia. The claims (approximately $1.6 million) for the third audit period (2002-2004) are on initial appeal to the MMS, and WECO filed its Statement of Reasons on July 5, 2007.

In 2003, MDR assessed state coal royalties for years 1997 and 1998 on the transportation charges collected by WECO. In 2006, MDR also issued additional assessments for tax years 1998-2001. WECO has appealed and MDR has elected to proceed to hearing on these objections using its internal administrative hearing process. Ultimate adjudication could be before the Montana Supreme Court. The total state tax claims through the end of 2001, including interest through 2006, is approximately $20.4 million. A hearing is scheduled before the Montana State Tax Appeal Board in September 2008.

Neither the MMS nor the DOR has made royalty or tax demands for all periods during which WECO has received payments for transportation of coal. Presumably, the royalty and tax demands for periods after the years in dispute, generally, 1995 to 2004, and future years will be determined by the outcome of the pending proceedings. However, if the MMS and MDR were to make demands for all periods through the present, including interest, the total amount claimed against WECO, including the pending claims and interest thereon through December 31, 2006, could exceed $33.0 million.

Take or Pay Claims

MMS is claiming that take or pay payments received from the Colstrip 3 & 4 customers are payments for the production of coal, notwithstanding that no coal was produced and sold. WECO filed a notice of appeal

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with MMS on October 22, 2002, and the matter is still pending. The amount of the royalty demand, with interest through December 31, 2006, is approximately $3.0 million.

Gross Inequity Claims

In 2004, MMS issued a demand for a royalty payment in connection with a settlement agreement dated February 21, 1997 between WECO and its customer, Puget Sound Energy, which reduced the price of coal paid by Puget. WECO filed a notice of appeal with MMS and the matter is still pending. The amount of the royalty claim, with interest through December 31, 2006, is approximately $1.5 million. Additionally, the State of Montana has issued a claim for state coal royalties of approximately $0.8 million related to Puget Sound Energy payments.

Rensselaer Tax Assessment

During 2006 the Company recorded a provision for an assessment by the North Carolina Department of Revenue (“DOR”) relating to a gain which the Company excluded from business income in preparing its tax returns for 1998 through 2001. In March, 2007, the DOR provided the Company with a revised assessment in the amount of $4.2 million. In a settlement signed by the Company and the DOR in the second quarter of 2007, the Company agreed to pay the income tax assessment and related accrued interest and the DOR waived all penalties. As of September 30, 2007, the liability for the settlement was $4.4 million and is recorded in “Income taxes payable” on the Consolidated Balance Sheets. The Company will begin making required monthly payments of approximately $0.1 million on the income tax assessment plus accrued interest during the fourth quarter of 2007 and approximately $0.2 million beginning in the first quarter of 2008 until the settlement is fully paid.

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

There has been no significant activity in the case involving Westmoreland for the past five years. Settlement discussions between the plaintiffs and other defendants appear to have been unsuccessful. We have never participated in settlement discussions with the plaintiffs because we believe that the case against the Company is totally without merit. Even if the plaintiffs could establish that shareholder consent was required for the sale of Montana Power’s coal business in 2001, there is virtually no legal support for the argument that such a sale to a buyer acting in good faith, purchasing from a wholly owned subsidiary, and relying on the seller’s representations can be rescinded. Indeed, the practical issues relating to such rescission would present a significant obstacle to such a result, particularly when the business has been operated by the buyer for six years, significant amounts of capital have been invested, reserves have been depleted, and the original

ITEM 1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seller is in bankruptcy and has no means to complete a repurchase or operate the business following a repurchase.

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

Severance Benefits Payable to Former CEO

In May 2007, Christopher K. Seglem was terminated as Chairman, CEO and President of the Company. Mr. Seglem is entitled to payment of severance benefits under an Executive Severance Policy dated December 8, 1993. The total amount of the severance benefits payable to Mr. Seglem has not been determined because the Executive Severance Policy is subject to different interpretations in regard to certain important terms. The Company and Mr. Seglem have been attempting to resolve the differences in interpretation in the Executive Severance Policy through discussions but no assurances can be given that the differences will be resolved. If Mr. Seglem were to bring litigation against the Company to enforce what he believes are his rights under the Executive Severance Policy, the Company would be required to pay his attorney’s fees under the terms of the policy, unless a court were to determine that under the circumstances, recovery of all or a part of any such fees would be unjust. If Mr. Seglem’s interpretation of the severance policy were to be upheld by a court, he would be entitled to severance payments of approximately $3.8 million plus reimbursement of his attorney’s fees. The Company has accrued severance benefits due to Mr. Seglem in the amount of $1.8 million based on its interpretation of the severance policy which is recorded in “Accrued severance and other liabilities” in the Consolidated Balance Sheets.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition from December 31, 2006 to September 30, 2007

Forward-Looking Disclaimer

Throughout this Form 10-Q, the Company makes statements which are not historical facts or information and that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the material weaknesses in the Company’s internal controls over financial reporting identified in our Amendment No. 2 to our 2006 Form 10-K, and the associated ineffectiveness of the Company’s disclosure controls; health care cost trends; the cost and capacity of the surety bond market; the Company’s ability to manage growth and significantly expanded operations; the ability of the Company to implement its growth and development strategy; the Company’s ability to pay the preferred stock dividends that are accumulated but unpaid; the Company’s ability to retain key senior management; the Company’s access to financing; the Company’s ability to maintain compliance with debt covenant requirements or obtain waivers from its lenders in cases of non-compliance; the Company’s ability to achieve anticipated cost savings and profitability targets; the Company’s ability to successfully identify new business opportunities; the Company’s ability to negotiate profitable coal contracts, price reopeners and extensions; the Company’s ability to predict or anticipate commodity price changes; the Company’s ability to maintain satisfactory labor relations; changes in the industry; competition; the Company’s ability to utilize its deferred income tax assets; the ability to reinvest cash, including cash that has been deposited in reclamation accounts, at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; the demand for electricity; the performance of ROVA and the structure of ROVA’s contracts with its lenders and Dominion Virginia Power; the effect of regulatory and legal proceedings; environmental issues, including the cost of compliance with existing and future environmental requirements; the risk factors set forth in Amendment No. 2 to our 2006 Form 10-K; and the Company’s ability to raise additional capital, as discussed under Liquidity and Capital Resources; and the other factors discussed in Note 20 of this Form 10-Q. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. The Company disclaims any duty to update these statements, even if subsequent events cause its views to change.

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

We now own 100% of ROVA, a 230 MW project, which supplies baseload power pursuant to long-term contracts and which is operated by a third party under a long-term contract. We also own a 4.49% interest in the gas-fired Ft. Lupton Project, which has a generating capacity of 290 MW and provides peaking power to the local utility.

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

Liquidity and Capital Resources

The major factors impacting the Company’s liquidity are: payments due on the term loan it entered into to acquire various operations and assets from Montana Power and Knife River in May 2001 (see Note 9) and subsequent borrowings at Westmoreland Mining LLC (WML) which owns the mines; payments due on the acquisition debt associated with the Company’s purchase of the 50% interest in a partnership which owns the 230 MW Roanoke Valley power plant (“ROVA”) (see Note 9); payments due on the term loan and revolving credit facility used to acquire the minority interest in Westmoreland Resources, Inc. (WRI) and to pay certain then-existing debt of WCC; cash collateral requirements for additional reclamation bonds in new mining areas; payments for the Company’s heritage health benefit costs; and ongoing reclamation costs.

Unforeseen changes in the Company’s ongoing business requirements could also impact its liquidity. The principal sources of cash flow to Westmoreland Coal Company are distributions from WRI, ROVA, and Westmoreland Mining LLC, all of which are subject to the provisions in their respective debt agreements.

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

On March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to that investor. The notes mature 5 years from date of issuance, carry a 9.0% interest rate and are convertible into the Company’s common stock at the investor’s option at an initial conversion price of $10.00 per share. As part of that transaction, the Standby Purchase Agreement was terminated.

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

As of March 17, 2008, the Company believes that it has capital resources or committed financing arrangements in place to provide adequate liquidity to meet all of its currently projected cash requirements through August 2008 based on its most recent forecast. The Company is considering several alternatives for raising additional capital during 2008.

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

NRGT Long-Term Contract

On September 28, 2007, our subsidiary Texas Westmoreland Coal Company (“TWCC”), which operates the Jewett Mine, entered into a new lignite supply agreement with NRG Texas Power LLC (“NRG Texas”). The new agreement commences on January 1, 2008, and extends through December 31, 2018. As part of the agreement, NRG Texas has the right to terminate the supply agreement on December 31st of any year prior to the 180th day of that year. NRG Texas also has the option to extend the agreement through December 31, 2028, provided the mine still has coal reserves.

Under the terms of the agreement, NRG Texas shall reimburse TWCC for all mining costs actually incurred in mining previously agreed volumes for each year. In addition, NRG Texas will pay TWCC management fees based on the volume of lignite delivered per year.

Additionally, under the terms of the agreement, NRG Texas is responsible for the payment of final reclamation at the Jewett Mine, and will pay TWCC for all costs of final reclamation plus a profit component for work performed by TWCC. As a result of this agreement on final reclamation, TWCC increased its Contractual third party reclamation receivable by $35.3 million to reflect the fact that effective January 1, 2008 all costs incurred by TWCC towards fulfilling its asset retirement obligation will be reimbursed by NRG Texas. The increase to TWCC’s Contractual third party reclamation receivable was offset by a corresponding decrease in TWCC’s capitalized asset retirement costs.

Factors Affecting our Liquidity

Our heritage health benefit costs consist primarily of payments for postretirement medical and workers’ compensation benefits. We are also obligated for employee pension and pneumoconiosis benefits. It is important to note that retiree health benefit costs are directly affected by changes in medical service costs, prescription drug costs and mortality rates. The most recent actuarial valuations of our heritage health benefits obligations, which pertain primarily to former employees who worked in our Eastern mines and are guaranteed life-time benefits under the federal Coal Act, indicated that our heritage health benefit payments would increase annually through 2011 and then decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines. In the third quarter of 2007, we paid $4.2 million for postretirement medical benefit expenses, $0.9 million for combined benefit fund premiums and $0.3 million for workers’ compensation benefits and received $0.7 million in offsetting Medicare D subsidies. In the fourth quarter of 2007, we expect to pay $4.3 million for postretirement medical benefit expenses, $0.9 million for combined benefit fund premiums, $0.2 million for worker’s compensation benefits, and receive $0.2 million in offsetting federal subsidies. Our total 2007 cash payments for these heritage health benefit costs are expected to be $19.8 million for postretirement medical benefits, $3.9 million for combined benefit fund premiums, and $1.0 million for workers’ compensation benefits. We also expect to receive $1.8 million in offsetting federal subsidies in 2007.

The Westmoreland Mining acquisitions in 2001 greatly increased revenues and operating cash flow. The financing obtained to make those acquisitions requires quarterly interest and principal payments of approximately $4.1 million. This debt financing also requires that 25% of excess cash flow, as defined, be set aside to fund the $30.0 million debt payment due in December 2008. Therefore, only 75% of Westmoreland Mining’s excess cash flow is available to the Company until this debt is paid off in 2008. Westmoreland Mining also entered into the add-on debt facility in 2004 which requires the use of approximately $0.5 million of cash each quarter for debt service. The add-on facility permitted Westmoreland Mining to undertake significant capital projects, without adversely affecting cash available to Westmoreland Coal Company. The terms of the add-on facility permitted Westmoreland Mining to distribute this $35.0 million to Westmoreland Coal Company. Westmoreland Mining’s 2006 distributions of $3.5 million represented the remainder available from the $35.0 million add-on facility.

In June 2006, we acquired the 50% interest in ROVA that we did not previously own, which increased revenues and operating cash flow. This acquisition was funded with $35.0 million in acquisition debt as described in Note 9 to our consolidated financial statements. ROVA also has project-level debt which funded the original development of the power plants. The project-level debt requires semi-annual principal payments as also described in Note 9 to the financial statements as well as ongoing interest payments. At September 30, 2007, the outstanding balance of the ROVA acquisition debt was $15.6 million (net of $0.5 million of debt discount). In June 2007, we extended the term of the acquisition debt to four years. Until that debt is paid in full, all cash distributions generated by ROVA will be applied to the acquisition debt, with the minimum semi-annual principal payment being approximately $4.3 million. The acquisition debt will also require interest payments of approximately $0.3 million per quarter for the next four quarters, which decrease thereafter.

On March 6, 2007, we entered into an agreement to acquire WGI’s contract to operate our Absaloka Mine and completed this transaction on March 30, 2007. WRI purchased from WGI mining and office equipment for $7.9 million and tools, spare parts and supplies, and coal inventory for $2.3 million. As part of the transaction, WGI released the $7.0 million reclamation escrow account to WRI, and WRI released WGI from its financial obligation to complete final reclamation of the mine. While certain equipment was included in our purchase, we made significant additional capital expenditures during the first nine months of 2007 and expect we will need to make further investments in mine development projects, mining equipment and to support bonding requirements in the future.

On September 28, 2007, Westmoreland Resources, Inc. entered into a 30 day term loan agreement with First Interstate Bank in the amount of $4.5 million in order to fund WRI’s acquisition of WGI’s 20% minority interest in WRI. The term loan was repaid and the loan agreement expired on October 28, 2007.

On October 29, 2007, Westmoreland Resources, Inc. executed a Business Loan Agreement (“Agreement”) dated October 29, 2007 with First Interstate Bank, a Montana corporation. The Agreement provides WRI with term debt of $8.5 million and a revolving credit facility of $20 million. The term debt requires sixteen quarterly payments of principal and interest with the final payment due September 20, 2011. The revolving credit facilities mature October 28, 2008. Interest on both notes is payable at the prime rate published in the “Money Rate” section of the Wall Street Journal (7.75% per annum at October 29, 2007). The two notes are collaterized by WRI’s inventory, chattel paper, accounts receivable and equipment. The Agreement requires WRI to comply with certain covenants and minimum financial ratio requirements related to debt coverage, tangible net worth and capital expenditures. Westmoreland Coal Company is guarantor of the notes. The Agreement replaces the revolving lines of credit of $14.0 million to Westmoreland Coal Company. The outstanding balance of $11.2 million on the Westmoreland Coal Company line of credit facility was fully repaid to First Interstate Bank on October 29, 2007.

Our ongoing and future business needs may also affect liquidity. We do not anticipate that our revenues will diminish materially as a result of any future downturn in economic conditions because ROVA produces relatively low-cost, baseload power and most of our coal and power production are sold under long-term contracts, which help insulate us from unfavorable market developments. However, contract price reopeners, contract renegotiations, contract expirations or terminations and market competition could affect future coal revenues and our liquidity.

Cash Balances and Available Credit

Consolidated cash and cash equivalents at September 30, 2007 totaled (in thousands):

ROVA	$10,401
Westmoreland Risk Management	2,050
Westmoreland Mining	1,392
Other	901

Total consolidated cash and cash equivalents	$14,744

The cash at Westmoreland Mining is available to the Company through quarterly distributions, as described below. The cash at Westmoreland Risk Management, our captive insurance subsidiary, is available to the Company through dividends. Under the provisions of the ROVA acquisition bridge loan, all cash distributions from ROVA subsequent to December 31, 2006, are to be applied to the principal balance of the loan and related interest and will therefore not be available to the Company through distributions until the bridge loan has been repaid.

As of September 30, 2007, Westmoreland Coal Company had $4.6 million of its $14.0 million revolving line of credit available to borrow. On October 29, 2007, this revolving credit facility was terminated and replaced with term debt and a new revolving credit facility at WRI. As of February 29, 2008, the Company had $1.4 million of its $20.0 million revolving line of credit at WRI available to borrow.

Restricted Cash

We had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $72.7 million at September 30, 2007 compared to $69.7 million at December 31, 2006. The restricted cash at September 30, 2007 included $30.4 million in ROVA’s debt service accounts and prepayment accounts, $30.0 million in Westmoreland Mining’s debt service reserve, long-term prepayment, and reclamation escrow accounts, and $5.4 million in the Absaloka Mine’s escrow accounts. At September 30, 2007 our reclamation, workers’ compensation and postretirement medical cost obligation bonds were collateralized by interest-bearing cash deposits of $6.9 million, which we have classified as non-current assets in the consolidated balance sheet. In addition, we had accumulated reclamation deposits of $65.8 million at September 30, 2007, representing cash received from customers of the Rosebud Mine to pay for reclamation, plus interest earned on the investments.

Westmoreland Mining Debt Facilities

The original term loan agreement, which financed our acquisition of the Rosebud, Jewett, Beulah, and Savage Mines, continues to restrict Westmoreland Mining’s ability to make distributions to Westmoreland Coal Company. Until Westmoreland Mining has fully paid the original acquisition debt, which is scheduled for December 31, 2008, Westmoreland Mining may only pay Westmoreland Coal Company a management fee and distribute to Westmoreland Coal Company 75% of Westmoreland Mining’s excess cash flow. Westmoreland Mining is depositing the remaining 25% into an account that will be applied to the $30.0 million balloon payment due December 31, 2008. In December 2005, Westmoreland Mining amended its revolving credit facility to increase the borrowing base to $20.0 million and to extend its maturity to April 2008 to better align with its operating needs. The increase includes the ability to issue letters of credit up to $10.0 million. As of September 30, 2007, a letter of credit for $1.9 million was supported by Westmoreland Mining’s revolving credit facility, Westmoreland Mining had borrowed $7.5 million under this facility, and Westmoreland Mining has the remaining $10.6 million of the credit facility’s borrowing base available.

Historical Sources and Uses of Cash

Cash provided by operating activities was $65.4 million for the first nine months of 2007 compared with $19.7 million for the first nine months of 2006. The increase in noncash charges to income, which includes depreciation, amortization, share based compensation, provision for obsolete inventory, minority interest and gains on sales of assets, in the first nine months of 2007 increased cash provided by operating activities by $11.4 million. The majority of this increase related to depreciation resulting from the consolidation of ROVA and increased capital expenditures. This increase was predominantly offset by the increase in net loss. Net loss was $10.3 million for the first nine months of 2007 compared to $1.7 million for 2006. Cash provided by operating activities in the first nine months of 2007 also reflects $22.0 million of revenue deferred under ROVA’s long-term sales agreements compared to $7.9 for the first nine months of 2006. There was only $0.3 million of cash distributions from independent power projects for the first nine months of 2007 because ROVA distributions received were consolidated after the acquisition of the remaining interest in ROVA in June 2006. Cash distributions from ROVA of $1.2 million were recorded for the first nine months of 2006. Changes in working capital increased cash provided by operating activities in the first nine months of 2007 by $21.1 million compared to a decrease in cash from changes in working capital of $0.9 million in the first nine months of 2006. The increase related primarily to $5.6 million of cash received from the black lung trust fund in 2007 and favorable changes in accounts receivable and other assets and liabilities.

Our working capital deficit was $85.6 million at September 30, 2007 compared to $66.8 million at December 31, 2006. The increase in our working capital deficit resulted primarily from a $12.0 million decrease in cash and cash equivalents, a $5.7 million increase in production taxes payable, and $5.6 million cash withdrawl from our excess of our trust assets over our black lung obligation. These working capital decreases were partially offset by other miscellaneous increases, primarily in inventory, accounts receivable, and accounts payable.

Cash used in investing activities during the first nine months of 2007 was $29.8 million compared to $24.1 million in the first nine months of 2006. The increase in cash used in investing cash activities in 2007 was driven primarily by $16.9 million paid in connection with the acquisition of WGI’s minority interest in our Absaloka Mining operations and our assumption of the mine’s operations. This increase was partially offset by the $12.7 million of proceeds from sale of our royalty interest at the Caballo Mine in Wyoming in February. Also, contributing to the increase in cash used in investing activities was the $20.5 million of additions to property, plant and equipment in the first nine months of 2007. Additions to property, plant, and equipment in the first nine months of 2006 was $13.9 million. Cash used in investing activities in 2006 was partially offset by the $5.1 million received from the sale of mineral interests in Colorado.

We used $47.7 million of cash for our financing activities in the first nine months of 2007 compared to $14.0 million provided from financing activities in the first nine months of 2006. In the first nine months of 2007 we made $57.2 million of payments on our long-term debt. In the first nine months of 2006 we received

$30.0 million to finance the ROVA acquisition which was offset by the repayment of $22.5 million of our long-term debt.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006.

Coal Operations

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter Ended September 30,
	2007	2006	Change

Revenues — thousands	$106,670	$106,227	—%
Volumes — millions of equivalent coal tons	7.7	7.9	(3)%
Cost of sales — thousands	$88,388	$84,115	5%

Tons of coal sold decreased by approximately 0.2 million tons in the third quarter of 2007 from the third quarter of 2006.

Our coal revenues increased by approximately $0.4 million from the third quarter of 2006 to the third quarter of 2007. This overall increase was due to an overall 5% increase in pricing which offset our decrease in tons sold.

Our coal segment’s cost of sales in the third quarter of 2007 increased by approximately $4.3 million from the third quarter of 2006. This increase was driven by increases in operating and maintenance costs and the write-off of $1.1 million of inventory made obsolete as a result of equipment retired in connection with our Jewett Mine’s new sales agreement and related new mining equipment plan.

Our coal segment’s depreciation, depletion, and amortization expense in the third quarter of 2007 increased by approximately $1.0 million from the third quarter of 2006. This increase resulted primarily from increases in capital expenditures and capital leases for equipment at the mines.

Our coal segment’s selling and administrative expenses in the third quarter of 2007 decreased by $0.4 million from the third quarter of 2006. This decrease was primarily the result of reduced labor costs related to our restructuring plan.

Independent Power

The power segment includes the ownership of ROVA and business development expenses.

For the third quarter of 2007 and 2006, ROVA produced 435,000 and 457,000 MW hours, respectively, and achieved average capacity factors of 96.0% and 99.2%, respectively.

Our independent power revenues were $23.5 million in the third quarter of 2007, up slightly from $23.3 million in the third quarter of 2006.

We also recognized $94,000 in equity earnings in the third quarter of 2007, compared to $84,000 in the third quarter of 2006, from our 4.49% interest in the Ft. Lupton project.

Our independent power segment’s cost of sales in the third quarter of 2007 increased by approximately $0.7 million from the third quarter of 2006. This increase was driven by a regular scheduled maintenance downtime which increased our outside service costs in the third quarter of 2007.

Our independent power segment’s depreciation, depletion, and amortization expense in the third quarter of 2007 was $2.4 million compared to $2.3 million in the third quarter of 2006.

Our independent power segment’s selling and administrative expenses in the third quarter of 2007 decreased by $0.4 million from the third quarter of 2006. This decrease was primarily the result of reduced labor costs in our power segment, resulting from the execution of our restructuring plan.

In connection with the ROVA acquisition, we changed our method of recognizing revenue under ROVA’s long-term power sales agreements effective July 1, 2006. For the third quarter 2007, revenue billed under these agreements totaling $7.6 million was deferred to future periods. We also began consolidation of ROVA’s results of operations effective July 1, 2006. Previously the ROVA results were reported using the equity method. The equity method reported only earnings (calculated net of interest expense, interest income, depreciation, depletion and amortization).

Heritage

During the third quarter of 2007 heritage costs increased by $0.2 million from the third quarter of 2006 due primarily to increases in our heritage health benefit and workers compensation expenses.

Corporate

Our corporate segment selling and administrative expenses decreased by $0.1 million in the third quarter of 2007 compared to the third quarter of 2006. This reduction was primarily due to a decrease in professional fees and labor costs in the third quarter of 2007 compared to 2006.

Restructuring

In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on our analysis of our internal operations, our future customer commitments, our current and potential markets, and our financial projections for profitability. During the third quarter of 2007, we recorded a restructuring charge of $1.7 million which included $1.6 million of termination benefits and outplacement costs and $0.1 million of lease costs related to the consolidation of corporate office space. We expect these charges to be paid out over the next year and result in approximately $2.6 million of annual salary reductions in our cost of sales and general and administrative expenses. The restructuring liability is reflected in “Accrued severance and other liabilities” in the Consolidated Balance Sheets.

Interest

Interest expense was $5.9 million for the third quarter of 2007 compared to $7.0 million in the third quarter of 2006. The decrease resulted from a reduction in ROVA’s project and acquisition debt balances. Interest income was $2.0 million in the third quarter of 2007 compared to $1.9 million in the third quarter of 2006.

Income Tax

Current income tax benefit for the third quarter of 2007 was less than $0.1 million compared to $0.2 million of expense for the third quarter of 2006. Income tax benefit and expense in both periods relates to obligations for state income taxes in North Carolina, Texas and Minnesota.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.

Coal Operations

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Nine Months Ended September 30,
	2007	2006	Change

Revenues — thousands	$311,508	$292,479	7%
Volumes — millions of equivalent coal tons	22.2	21.8	2%
Cost of sales — thousands	$255,826	$230,331	11%

Tons of coal sold increased by approximately 0.4 million tons in the first nine months of 2007 from the first nine months of 2006.

Our coal revenues increased by approximately $19.0 million from the first nine months of 2006 compared to the first nine months of 2007. This was due both to the increase in tonnage and a 3% overall increase in pricing.

Our coal segment’s cost of sales in the first nine months of 2007 also increased by approximately $25.5 million from the first nine months of 2006. This increase was driven by increases in our operating and maintenance costs, higher production taxes and royalties, $1.6 million of lease costs accrued as a result of the amendment to the Crow Tribe lease agreement, and the write-off of $1.1 million of inventory made obsolete as a result of equipment retired in connection with our Jewett Mine’s new sales agreement and related mining equipment plan.

Our coal segment’s depreciation, depletion, and amortization expense in the first nine months of 2007 increased by approximately $2.9 million from the first nine months of 2006. This increase resulted from increased depletion expenses from asset retirement cost assets, which increased at the end of 2006 as a result of updated engineering studies, as well as from increases in capital expenditures and new capital leases for equipment at the mines.

Our coal segment’s selling and administrative expenses in the first nine months of 2007 increased by $2.1 million from the first nine months of 2006. This increase was primarily the result of increases in legal and professional fees, information technology costs, and costs associated with the assumption of our Absaloka Mine’s operations.

Independent Power

The power segment’s financial performance is presented in the following table (in thousands):

	Nine Months Ended
	September 30,
	2007	2006

50% share of ROVA earnings shown as equity in earnings	$—	$7,320
Ft. Lupton equity earnings	277	225

Total equity earnings	277	7,545

Energy revenue	66,775	23,347
Costs and expenses:
Cost of sales — energy	(42,724)	(14,694)
Depreciation, depletion, & amortization	(7,256)	(2,385)
Selling and administrative	(6,351)	(4,485)
Restructuring charges	(1,103)	—
Gain on sales of assets	(18)	—

Power segment revenue less costs & expenses	9,323	1,783

Independent power segment operating income	9,600	9,328
Other income (expense):
Interest expense	(10,675)	(4,126)
Interest income	1,798	698
Other income	1	235

Income from continuing operations before income taxes	$724	$6,135

(1)	The Company recorded $22.0 million in deferred revenue in the first nine months of 2007 related to capacity payments billed at ROVA, compared to $7.9 million in the first nine months of 2006.

Power segment operating income was $9.6 million in the first nine months of 2007 compared to $9.3 million in the first nine months of 2006. This increase was primarily a result of our acquisition of the remaining 50% of ROVA. Our energy revenues and costs of sales were $66.8 million and $42.7 million, respectively, during the first nine months of 2007.

In connection with the ROVA acquisition, we changed our method of recognizing revenue under ROVA’s long-term power sales agreements effective July 1, 2006. For the first nine months of 2007, revenue billed under these agreements totaling $22.0 million was deferred to future periods. For the first nine months of 2006, revenue billed under these agreements totaling $7.9 million was also deferred to future periods. We began consolidation of ROVA’s results of operations effective July 1, 2006. Previously the ROVA results were reported using the equity method. The equity method reported only earnings (calculated net of interest expense, interest income, depreciation, depletion and amortization).

For the first nine months of 2007 and 2006, ROVA produced 1,260,000 and 1,263,000 MW hours, respectively, and achieved average capacity factors of 93.7% and 93.7%, respectively.

We also recognized $277,000 in equity earnings in the first nine months of 2007, compared to $225,000 in the first nine months of 2006, from our 4.49% interest in the Ft. Lupton project.

Heritage

During the first nine months of 2007 heritage costs decreased by $6.3 million from the first nine months of 2006. This decrease resulted primarily from a $5.8 million settlement reached with the Combined Benefit Fund which was recorded in the first quarter of 2007.

Our heritage costs also decreased during the first nine months of 2007 as a result of decreases in retiree health care expenses. These costs decreased as a result of an increase in the discount rate used and favorable trends in our postretirement medical benefit projections.

Corporate

Our corporate segment selling and administrative expenses decreased slightly to $8.3 million for the first nine months of 2007 from $8.8 million for the first nine months of 2006. The first nine months of 2007 includes a gain of $5.6 million on the sale of our royalty interest at the Caballo Mine in Wyoming, while the first nine months of 2006 includes a gain of $5.1 million from the sale of mineral interests in Colorado.

Restructuring

In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on our analysis of our internal operations, our future customer commitments, our current and potential markets, and our financial projections for profitability. During the first nine months of 2007, we recorded a restructuring charge of $4.0 million which included $3.8 million of termination benefits and outplacement costs and $0.2 million of lease costs related to the consolidation of corporate office space. We expect these charges to be paid out over the next year and result in approximately $2.6 million of annual salary reductions in our cost of sales and general and administrative expenses. The restructuring liability is reflected in “Accrued severance and other liabilities” in the Consolidated Balance Sheets.

Interest

Interest expense was $18.8 million and $12.5 million for the first nine months of 2007 and 2006, respectively. The increase resulted from the consolidation of ROVA’s project debt as well as ROVA’s acquisition debt. Interest income increased by $2.4 million in the first nine months of 2007 as a result of $1.1 million in ROVA interest income and $0.6 million in interest income received from our settlement with the Combined Benefit Fund.

Income Tax

Current income tax expense for the first nine months of 2007 decreased by $0.7 million from the current income tax expense for the first nine months of 2006 primarily as a result of favorable changes in state tax laws. Income tax expense in both periods relates to obligations for state income taxes in North Carolina, Texas and Minnesota.

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

In October 2006, the Company entered into a derivative instrument to manage a portion of its exposure to the price volatility of diesel fuel to be used in its operations in 2007. The swap contract covered 2.4 million gallons of diesel fuel at a weighted average fixed price of $2.02 per gallon to be settled monthly during 2007. At September 30, 2007, 0.6 million gallons of fuel remained outstanding under this swap contract.

In January 2007, the Company entered into an additional derivative instrument to manage a portion of its exposure to the price volatility of diesel fuel to be used in its operations in 2007. The swap contract covered 1.1 million gallons of diesel fuel at a weighted average fixed price of $1.75 per gallon to be settled monthly during 2007. At September 30, 2007, 0.3 million gallons of fuel remained outstanding under this swap contract.

The Company accounts for these derivative instruments on a mark-to-market basis through earnings. The Consolidated Financial Statements as of September 30, 2007 reflect cumulative unrealized gains on these contracts of $0.3 million. Unrealized gains recorded during the nine months ended September 30, 2007 were $0.9 million. These unrealized gains are recorded as a reduction to Cost of sales — coal and as an Increase to Accounts receivable. During the nine months ended September 30, 2007, the Company settled a portion of these contracts covering approximately 2.6 million gallons of fuel which resulted in a realized gain of $0.3 million.

Interest Rate Risk

The Company and its subsidiaries are subject to interest rate risk on its debt obligations. The following debt obligations shown in the table below are indexed to either the prime rate or LIBOR. Based on balances outstanding as of September 30, 2007, a change of one percentage point in the prime interest rate or LIBOR would increase or decrease interest expense on an annual basis by the amount shown below (in thousands):

	Effect of 1%
	increase or
	decrease

Company’s revolving lines of credit		$150
WML’s Series D Notes		150
ROVA’s project debt		650
ROVA acquisition debt		150
Rosebud Mine’s capital leases	less than $	50

The carrying value and estimated fair value of the Company’s long-term debt with fixed interest rates at September 30, 2007 were $151.6 million and $157.7 million, respectively.

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

As part of filing our Amendment No. 2 to our 2006 Annual Report on Form 10-K and this Form 10-Q, we identified two additional material weaknesses in our internal controls over financial reporting. The first weakness relates to the Company not maintaining adequate controls to ensure the completeness and accuracy of the census data used to calculate the Company’s postretirement medical benefit liabilities. The second weakness relates to the Company not maintaining adequate controls over the accounting for the Company’s Performance Unit Plan in accordance with generally accepted accounting principles for stock based compensation plans.

Our chief executive officer and chief financial officer have concluded, based on this evaluation, that as of September 30, 2007, the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

In addition to the trends and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are subject to the risks set forth below. Risk factors that are unchanged from those contained in our Amendment No. 2 to our 2006 Annual Report on Form 10-K have not been repeated in this Form 10-Q.

We will need to refinance our business, raise additional capital, sell assets that are important to our business, or significantly cut our costs in order to continue to operate.

We currently project that we have sufficient capital resources and committed financing arrangements to provide us with adequate liquidity through August 2008. However, based on our most recent internal calculations, we do not believe that we have capital resources or committed financing arrangements in place to provide adequate liquidity to meet cash requirements that we currently project beyond that time.

We intend to address our liquidity needs by refinancing Westmoreland Mining’s existing debt. Depending upon the size and terms of such potential refinancing we will evaluate the need to raise additional capital. If we are unable to refinance Westmoreland Mining’s debt, or raise additional capital, or if we raise less than expected, we may need to sell assets that are important to our business, or significantly cut our costs in the very near term if our business is to survive.

We may face risks related to an SEC investigation and securities litigation in connection with the restatement of our financial statements.

We are not aware that the Securities and Exchange Commission (“SEC”) has begun any formal or informal investigation in connection with the errors in accounting for our postretirement medical benefit plans, one of our stock based compensation plans and state income taxes requiring restatement of 2006 and prior years’ financial statements including 2005 and 2006 quarterly financial statements, or that any laws have been violated. However, if the SEC makes a determination that the Company has violated Federal securities laws, the Company may face sanctions, including, but not limited to, monetary penalties and injunctive relief, which could adversely affect our business. In addition, the Company or its officers and directors could be named defendants in civil proceedings arising from the restatement. We are unable to estimate what our liability in either event might be.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

See Note 14 “Stockholders’ Equity” to our Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Shareholders was held on August 16, 2007. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Six proposals were voted upon at the meeting.

The first proposal was the election by the holders of Common Stock of three members of the Board of Directors. The tabulation of the votes cast with respect to each of the nominees for election as a Director is set forth as follows:

Name	Votes For	Votes Withheld

Keith E. Alessi	8,102,450	333,571
Thomas J. Coffey	8,031,016	405,005
Richard Klingaman	8,058,746	377,275

Messrs. Alessi, Coffey and Klingaman were elected.

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

Name	Votes For	Votes Withheld

Robert E. Killen	593,673	20,434
William M. Stern	603,674	10,433

Messrs. Killen and Stern were elected.

There were no abstentions or broker non-votes.

The third proposal was approval of a rights offering of at least $85,000,000 to the holders of Common Stock, pursuant to which each holder will be issued one right for each share of Common Stock, which right will entitle the holder to purchase a fraction of a share of Common Stock at a subscription price of $18.00 per share.

Aggregate Common Stock and Depositary Share votes for proposal three were:

For	Against	Abstain	Broker Non-Votes

6,083,420	283,027	6,177	2,677,504

The fourth proposal was to approve the Standby Purchase Agreement dated May 2, 2007 between the Company and Tontine Capital Partners, L.P., as amended by the First Amendment to Standby Purchase Agreement dated as of July 3, 2007 among the Company, Tontine Capital Partners, L.P., and Silverhawk Capital GP, LLC, and the transactions contemplated thereby, including, subject to the limits contained in the Standby Purchase Agreement, (A) the sale of any Common Stock not subscribed for in the rights offering to Tontine and Silverhawk and (B) the possible sale of additional shares of Common Stock to Tontine and Silverhawk.

Aggregate Common Stock and Depositary Share votes for proposal four were:

For	Against	Abstain	Broker Non-Votes

6,033,479	322,737	6,408	2,677,504

The fifth proposal was to approve adoption of the 2007 Equity Incentive Plan for Employees and Non-Employee Directors,

Aggregate Common Stock and Depositary Share votes for proposal five were:

For	Against	Abstain	Broker Non-Votes

5,224,309	1,121,541	26,774	2,677,504

The sixth proposal was to amend our Certificate of Incorporation to increase the number of shares of Common Stock that we are authorized to issue from 20,000,000 to 30,000,000 and the total number of shares of capital stock that we are authorized to issue from 25,000,000 to 35,000,000.

Aggregate Common Stock and Depositary Share votes for proposal six were:

For	Against	Abstain	Broker Non-Votes

8,620,634	422,294	7,200	0

ITEM 5	OTHER INFORMATION

The Company has accumulated but unpaid quarterly preferred dividends through and including October 1, 2007 in the amount of $15.5 million in the aggregate ($96.90 per preferred share or $24.23 per Depositary Share). The Company is prohibited from paying preferred stock dividends because there are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $160,000 at September 30, 2007).

ITEM 6	EXHIBITS

(a)	Exhibits

(10.1)*	Amended and Restated Lignite Supply Agreement dated as of September 28, 2007 by and between NRG Texas Power LLC and Texas Westmoreland Coal Co.
(31)	Rule 13a-14(a)/15d-14(a) Certifications.
(32)	Certifications pursuant to 18 U.S.C. Section 1350.

*	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

/s/ David J. Blair
David J. Blair
Chief Financial Officer
(A Duly Authorized Officer)

Date: March 17, 2008

/s/  Kevin A. Paprzycki
Kevin A. Paprzycki
Controller and
Principal Accounting Officer
(A Duly Authorized Officer)

Date: March 17, 2008

Exhibit Index

Exhibit
Number		Description

(10	.1)*	Amended and Restated Lignite Supply Agreement dated as of September 28, 2007 by and between NRG Texas Power LLC and Texas Westmoreland Coal Co.
(31)		Rule 13a-14(a)/15d-14(a) Certifications.
(32)		Certifications pursuant to 18 U.S.C. Section 1350.

*	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.