Form 10-K
period 2007-12-31
WESTMORELAND COAL CO
filed 2008-03-31
CIK 106455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-11155

WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	23-1128670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 North Cascade Avenue, 2nd Floor Colorado Springs, CO	80903 (Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting common stock held by non-affiliates as of June 29, 2007 was $182,796,286.

There were 9,445,936 shares outstanding of the registrant’s Common Stock, $2.50 Par Value per share (the registrant’s only class of common stock), as of March 1, 2008.

The definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K is incorporated by reference into Part III.

WESTMORELAND COAL COMPANY

FORM 10-K
ANNUAL REPORT

Forward-Looking Disclaimer

Throughout this Form 10-K, the Company makes statements which are not historical facts or information and that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the material weaknesses in the Company’s internal controls over financial reporting identified in this Annual Report on Form 10-K for the year ended December 31, 2007, or our 2007 Form 10-K, the associated ineffectiveness of the Company’s disclosure controls; health care cost trends; the cost and capacity of the surety bond market; the Company’s ability to pay the preferred stock dividends that are accumulated but unpaid; the Company’s ability to retain key senior management; the Company’s access to financing; the Company’s ability to maintain compliance with debt covenant requirements or obtain waivers from its lenders in cases of non-compliance; the Company’s ability to achieve anticipated cost savings and profitability targets; the Company’s ability to successfully identify new business opportunities; the Company’s ability to negotiate profitable coal contracts, price reopeners and extensions; the Company’s ability to predict or anticipate commodity price changes; the Company’s ability to maintain satisfactory labor relations; changes in the industry; competition; the Company’s ability to utilize its deferred income tax assets; the ability to reinvest cash, including cash that has been deposited in reclamation accounts, at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; the demand for electricity; the performance of ROVA and the structure of ROVA’s contracts with its lenders and Dominion Virginia Power; the effect of regulatory and legal proceedings; environmental issues, including the cost of compliance with existing and future environmental requirements; the risk factors set forth below; the Company’s ability to raise additional capital, as discussed under Liquidity and Capital Resources; and the other factors discussed in Note 20 of this Form 10-K. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. The Company disclaims any duty to update these statements, even if subsequent events cause its views to change.

References in this document to www.westmoreland.com, any variations of the foregoing, or any other uniform resource locator, or URL, are inactive textual references only. The information on our Web site or any other Web site is not incorporated by reference into this document and should not be considered a part of this document.

PART I

The words “we,” “our,” “the Company,” “Westmoreland,” or “WCC” as used in this report refer to Westmoreland Coal Company and its applicable subsidiary or subsidiaries.

ITEM 1 —	BUSINESS

Overview

We are an energy company. We mine coal, which is used to produce electric power, and we own power-generating plants. We own five mines, which supply power plants. Several of these power plants are located adjacent to our mines, and we sell virtually all our coal under multi-year contracts. Due to the generally longer duration and terms of our contracts, we enjoy relatively stable demand and margins compared to competitors who sell more of their production on the spot market and under shorter-term contracts. We also sell under shorter-term contracts a small amount of coal produced by others.

We own the Roanoke Valley, or ROVA, power project. ROVA consists of two coal-fired units with a total generating capacity of 230 megawatts, or MW. ROVA supplies power pursuant to long-term contracts.

Coal Operations

We produced 30.0 million tons of coal in 2007, less than 3% of all the coal produced in the United States. We were the ninth largest coal producer in the United States, ranked by tons of coal mined in 2006.

Our Mining Operations

At December 31, 2007, we operated five mines all located in the United States. The Absaloka Mine is owned by our subsidiary, Westmoreland Resources, Inc., or WRI. The Beulah, Jewett, Rosebud, and Savage Mines are owned by our separate subsidiary, Westmoreland Mining LLC, or WML.

All of these mines are surface mines, which involves extracting coal that lies close to the surface. At large surface mines like ours, coal is frequently mined from more than one area or pit at any given time. Where the surface layer contains rock, overburden drills are used to drill holes in the rock, explosives are inserted, and the blast loosens the layer of rock. Earth-moving equipment removes the overburden — the layer of dirt and rock that lies between the surface and the coal. A machine called a dragline is typically used to remove a substantial portion of the overburden. Draglines are very large; our largest dragline weighs approximately 7,000 tons and has a bucket capacity of 115 cubic yards. Smaller pieces of equipment, including bulldozers, front-end loaders, scrapers, and dump trucks, move the remainder of the overburden. Once the coal has been exposed, front-end loaders, backhoes, or electric shovels load the coal in coal haulers. After the coal has been extracted, it is processed (typically by crushing), sampled, and then shipped to customers.

Absaloka.  The Absaloka Mine is located on approximately 15,000 acres in Big Horn County, Montana, near the town of Hardin, with the coal reserves leased from the Crow Tribe of Indians. The mine currently consists of two active pit areas, one dragline with a bucket capacity of 115 cubic yards, a truck dump, primary and secondary crushers, conveyors, coal storage barn, train loadout, truck loadout, rail loop, shop, warehouse, boiler house, deep well and water treatment plant, and other support facilities. All of the coal is shipped crushed and raw to customers. The Absaloka Mine’s production is primarily shipped via the Burlington Northern Santa Fe Railway, or BNSF. However, a portion of the mine’s production is shipped via truck.

Rosebud.  The Rosebud Mine is located on approximately 25,000 acres in Rosebud and Treasure Counties, Montana, near the town of Colstrip, about 130 miles east of Billings. The majority of coal is controlled by federal and private leases, with a minor portion controlled by the state of Montana. The mine currently consists of multiple active pit areas, four draglines (three with bucket-capacities of 60 cubic yards and one with a bucket-capacity of 80 cubic yards), truck dumps, crushing, storage, and conveying systems, a rail loadout, rail loop, shops, warehouses, and other support facilities. All of the coal is shipped crushed and raw to customers. Approximately half of the Rosebud Mine’s production is shipped via a conveyor belt that Western Energy owns and the remainder of the mine’s production is shipped via rail and truck.

Jewett.  The Jewett Mine is located on approximately 35,000 acres in Freestone, Leon, and Limestone Counties, Texas, near the town of Jewett, about half way between Dallas and Houston. The coal is controlled by private coal leases. The mine currently consists of three active pit areas, four walking draglines (three with a bucket-capacity of 80 cubic yards and one with a bucket-capacity of 118 cubic yards), a truck dump, crusher, conveyors, coal stockpile, shop/warehouse complex, administrative support buildings, and water treatment facilities. All of the coal is shipped crushed and raw to the customer. The Jewett Mine’s production is shipped via a conveyor belt owned by the Mine’s customer.

Beulah.  The Beulah Mine is located on approximately 9,300 acres in Mercer and Oliver Counties, North Dakota, near the town of Beulah. The coal is controlled by federal and state leases, as well as private coal acreage. The mine currently consists of three active pit areas, two draglines (one with a bucket-capacity of 84 cubic yards and one with a bucket-capacity of 17 cubic yards), a truck dump hopper, primary and secondary crushers, conveyors, train loadout, railroad spur, coal storage bin, and coal stockpile. The support facilities include maintenance shops, equipment storage buildings, warehouse, employee change houses, and mine office and trailers. All of the coal is shipped crushed and raw to customers. The Beulah Mine’s production is shipped via both a conveyor belt and by rail.

Savage.  The Savage Mine is located on approximately 1,600 acres in Richland County, Montana, near the town of Sidney. The coal is controlled by federal and private coal leases. The mine currently consists of one active pit area, one dragline with a bucket-capacity of 12 cubic yards, a truck dump, near-pit crushing unit, conveyors, and coal stockpile; support facilities include a shop, warehouse, and mine office. All of the coal is shipped crushed and raw to customers. The Savage Mine’s production is shipped via truck.

The following table presents the sales from our mines in the last three years (in thousands of tons):

Year	Absaloka	Rosebud	Jewett	Beulah	Savage	Total

2007	7,347	12,583	6,781	2,946	354	30,011
2006	7,079	12,430	6,798	2,702	376	29,385
2005	6,463	13,377	6,951	2,873	326	29,990

Discontinued Operations

In August 2007, the Company sold its power operation and maintenance business to North American Energy Services, or NAES. Included in the sale were operation and maintenance contracts for four power plants owned by Dominion Resources (Altavista, Hopewell, Southampton and Gordonville), as well as certain fixed assets of Westmoreland Technical Services. The Company has also contracted with NAES to provide contract operation and maintenance services at the Company’s 100% owned ROVA power facility in North Carolina.

Absaloka Mining Contract and Acquisition of Minority Interest

On March 30, 2007, WRI assumed operation of the Absaloka Mine and purchased equipment, tools, and inventory from Washington Group International, or WGI. On September 28, 2007, WRI redeemed WGI’s 20% ownership in WRI for $13.5 million, leaving the Company as the sole shareholder in WRI.

Restructuring Plan

In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on an analysis of the Company’s internal operations, its future customer commitments, its current and potential markets, and its financial projections for profitability.

Coal and the Production of Electricity

Over the last fifty years, coal has played a significant role in generating electricity in the United States. The following table, derived from the U.S. Energy Information Administration, or EIA, shows coal’s share in the production of all electricity in the United States:

	Electricity
	Generated by All	Electricity	Coal-Generated
	Sources (Billions	Generated by Coal	Electricity as a
	of Kilowatt	(Billions of	Percentage of all
Year	Hours)(1)	Kilowatt Hours)	Electricity

1950	334	154	46%
1960	759	403	53%
1970	1,535	704	46%
1980	2,290	1,162	51%
1990	3,027	1,594	53%
2000	3,789	1,966	52%
2004	3,941	1,976	50%
2005	4,055	2,013	50%
2006	4,065	1,990	49%

(1)	All sources include all coal, petroleum, natural gas, other gases, nuclear, hydroelectric conventional, other renewables, hydroelectric pumped storage and other.

The EIA projects that the output of coal-fired plants used to generate electricity will increase from 1,990 billion kilowatt hours in 2006 (49% of total generation) to 2,832 billion kilowatt hours in 2030 (55% of total generation). Although most of the growth is projected to occur from 2017 to 2030 as new coal-fired plants come on line during that period, the average annual increase over the next 23 years is 1.8%.

Sales, Marketing, and Customers

Coal prices are influenced by a number of factors and vary dramatically by region. As a result of these regional characteristics, market prices of coal by product type within a given major coal-producing region tend to be relatively consistent with each other. The price of coal within a region is influenced by market conditions, mine operating costs, coal quality, transportation costs involved in moving coal from the mine to the point of use and the costs of alternative fuels. In addition to supply and demand factors, the price of coal at the mine is influenced by geologic characteristics such as seam thickness, overburden ratios and depth of reserves. It is generally cheaper to mine coal seams that are thick and located close to the surface. The price of coal is also a function of quality characteristics such as heat value, sulfur, ash and moisture content. Higher carbon and lower ash content generally result in higher prices, and higher sulfur and higher ash content generally result in lower prices.

We sell almost all of the coal that we produce to plants that generate electricity. In 2007, for example, we sold less than 1% of our coal to industrial and institutional users and the remainder to power-generating plants.

Our coal revenues include amounts earned by our coal sales company from sales of coal produced by mines other than ours. In 2007, 2006 and 2005, such amounts were $4.1 million, $5.6 million and $9.8 million, respectively.

Competition

The coal industry is intensely competitive and we compete with many other suppliers of coal to provide fuel to these plants. Additionally, coal competes with other fuels, such as nuclear energy, natural gas, hydropower and petroleum, for steam and electrical power generation. Costs and other factors, such as safety and environmental considerations, relating to these alternative fuels affect the overall demand for coal as a fuel.

We believe that the competitive advantage of our mines derives from three facts:

•	all of our mines are the most economic suppliers to each of their respective principal customers;

•	nearly all of the power plants we supply were specifically designed to use our coal; and

•	the plants we supply are among the lower cost producers of electric power in their respective regions and are among the cleaner producers of power from solid fossil fuels.

As a result, we believe that the power-generating plants that we supply are more likely to be dispatched, and that our mines will be supplying the coal that powers these generating units.

From the standpoint of a purchaser of coal, two of the principal costs of burning coal are the cost of the coal and the cost of transporting the coal from the point of extraction to the purchaser. We believe that all of our mines are the most economic suppliers to each of their respective principal customers, a result of a transportation advantage they have compared to our competitors. We also believe that, except for the Jewett Mine, the next most economic suppliers to these customers could be other mines of ours.

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

The Absaloka Mine faces a different competitive situation than our other mines. The Absaloka Mine sells its coal in the rail market to utilities located in the northern tier of the United States that are served by the BNSF. These utilities may purchase coal from us or from other producers, and we compete with other producers on the basis of price and quality, with the purchasers also taking into account the cost of transporting the coal to their plants. The Absaloka Mine enjoys about a 300-mile rail advantage over its principal competitors from the Southern Powder River Basin, or SPRB, to supply the northern tier of the United States.

Long-Term Coal Supply Agreements

We sell virtually all of our coal under multi-year contracts. About three-quarters of our tons are sold under contracts with remaining supply obligation terms of greater than three years. Half of our scheduled 2008 tons remain under contract through 2015 and one-third through 2019. Our open-market mine, Absaloka, has no contract commitments beyond 2011. Our contracts typically contain price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised. The price may be adjusted in accordance with changes in broad economic indicators, such as the consumer price index; commodity-specific indices, such as the Producer Price Index-light fuel oils; and/or changes in our actual costs. Contracts may also contain periodic price reopeners, or renewal provisions, which give us the opportunity to adjust the price of our coal to reflect developments in the marketplace.

The following table shows, for each of the past five years, our coal revenues, the tons sold from our mines, the percentage of our coal sales made under long-term contracts, and the weighted average price per ton that we received under these long-term contracts.

					Weighted Average
					Price per Ton
	Coal Revenues		Coal Sales in	Percentage of Coal	Received under
	in Dollars		Equivalent Tons	Sales Under	Long-Term
Year	(In 000’s)		(in 000’s)	Long-Term Contracts	Contracts

2007	$418,870		30,011	99%	$14.58
2006	393,482		29,385	98%	13.36
2005	361,017		29,990	99%	11.44
2004	319,648	(1)	29,024	98%	11.38	(1)
2003	294,892		27,762	99%	10.45

(1)	In 2004, we concluded arbitration with the owners of Colstrip Units 1&2. The arbitration determined the price we received for coal that we delivered to Colstrip Units 1&2 from July 2001. Our coal revenues for 2004, and the weighted average price per ton received under long-term contracts in 2004, include the entire amount we received pursuant to this arbitration. Excluding the portion of the arbitration award that covered coal that we had delivered to Colstrip Units 1&2 in previous years, we earned coal revenues of approximately $303.0 million and received a weighted average price of $10.78 per ton under long-term contracts in 2004.

The following table presents our estimate of the sales under our existing long-term contracts for the next five years. The prices for almost all of these tons are subject to revision and adjustments based upon market prices, indices and/or cost recovery. We also expect to continue to supply certain customers whose contracts expire before the end of 2012 but have not included those tonnages in this projection.

Projected Sales Tonnage Under
Existing Long-Term Contracts
As of December 31, 2007
(In millions of tons)

2008	30.3
2009	27.7
2010	25.4
2011	20.7
2012	19.6

This table reflects existing contracts only and takes into account the scheduled outages at our customers’ plants, where known. We anticipate selectively replacing sales as contracts expire with extensions, new contracts, or spot sales over the life of our coal reserves.

In 2007, our four largest contracts, with the owners of Sherburne County Station, Colstrip Units 1&2, Colstrip Units 3&4 and Limestone Generating Station, accounted for 11%, 12%, 24%, and 26%, respectively, of our coal revenues. No other contract accounted for as much as 10% of our coal revenues in 2007.

The Absaloka Mine renewed two contracts with Xcel Energy in 2007, one that covers 1.3 million tons per year and expires at the end of 2010 and one that covers 2.9 million tons in 2008, declining to 500,000 tons in 2011. We receive prices under these contracts that are adjusted throughout the term of the contract by specified inflation indices and certain mine costs.

The Rosebud Mine’s primary customers are the owners of the four-unit Colstrip Station, which has a generating capacity of approximately 2,200 MW, and is located adjacent to the mine. A new agreement with Colstrip Units 1&2 was executed in March 2007 for a term commencing in 2010 and expiring at an indefinite date that we project will be no sooner than 2019. The new Colstrip Units 1&2 contract also provides for cost-plus pricing with provisions for management fees.

During 2007, Texas Westmoreland Coal Company, or TWCC, and NRG Texas Power entered into a new cost-plus lignite supply agreement that commenced January 1, 2008. Under this new agreement, NRG Texas Power is obligated to pay all of TWCC’s costs of production plus a margin, and for the mine’s capital and reclamation expenditures. The new agreement has a lignite supply term through 2018, which may be extended by NRG Texas Power for up to an additional ten years or until the mine reserves are exhausted. NRG has the option to determine volumes to be delivered and to terminate the agreement at its discretion.

The Savage Mine’s primary customer is the Montana-Dakota Utilities Lewis & Clark Station, or L&C. Savage renewed this contract effective January 1, 2008 for a five-year term. The contract provides for price adjustments throughout the term by specified inflation indices and certain mine costs.

Suppliers

The main types of goods we purchase are mining equipment and replacement parts, explosives, fuel, tires, and lubricants. Although we have many well-established, strategic relationships with our key suppliers, we do not believe that we are dependent on any of our individual suppliers. The supplier base providing mining materials has been relatively consistent in recent years, although there continues to be some consolidation. In recent years, the demand for certain surface and underground mining equipment and off-the-road tires has increased. As a result, lead times for certain items have generally increased, although no material impact is currently expected on our operations.

Protecting the Environment

We consider ourselves stewards of the environment. We reclaim the areas that we mine, and we believe that our activities have been in compliance with all federal, state, and local laws and regulations.

Our reclamation activities consist of filling the voids created during coal removal, replacing sub-soils and top soils and then re-establishing the vegetative cover. At the conclusion of our reclamation activities, the area disturbed by our mining will look similar to what it did before we mined. Before we are released from all liability under our permits, we will have restored the area where we removed coal to a productive state that meets or exceeds the non-mining use of the land before we mined.

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

Safety

In 2007, our mines performed better than the national average for surface mines. Based on data from the Mine Safety and Health Administration, a branch of the U.S. Department of Labor, our five surface mines had a lost-time incident rate of 0.90, compared to the national average of 1.54 for surface mines through September 30, 2007. The Jewett Mine and Savage Mine have completed three and six years, respectively without a lost time incident. The Beulah Mine only had one lost time incident during 2007. Rosebud Mine improved to only five lost time incidents during 2007, which was less than half of the 2006 number. Our goal is to achieve zero lost time incidents at all operations.

Power Operations

Through Westmoreland Energy LLC, or WELLC, and its direct and indirect subsidiaries, we own 100% of the interests in the 180 MW and 50 MW ROVA I and ROVA II, or ROVA, coal-fired plants located in Weldon, North Carolina. ROVA was built as a Public Utility Regulatory Policies Act co-generation facility with a long-term Power Sale Agreement with Dominion Virginia Power and commenced operations in 1994.

ROVA is now an Electric Wholesale Generator, a Federal Energy Regulatory Commission classification created by the Energy Policy Act of 1992.

ROVA purchases coal under a long-term contract with a fuel supplier and supplies steam under a long-term contract with a “steam host,” a business that uses the steam that is generated in the production of power. ROVA supplies power under long-term contracts with an electric utility, which purchases the power ROVA generates. The table below presents information about each of our projects.

	Roanoke	Roanoke
Project	Valley I	Valley II

Location	Weldon, North Carolina	Weldon, North Carolina
Gross Megawatt Capacity	180 MW	50 MW
Our Equity Ownership	100.0%	100.0%
Electricity Purchaser	Dominion Virginia Power	Dominion Virginia Power
Steam Host	Patch Rubber Company	Patch Rubber Company
Fuel Type	Coal	Coal
Fuel Supplier	TECO Coal	TECO Coal
Contracts with fuel supplier expire in	2014	2015
Commercial Operation Commencement Date	1994	1995
Contracts with electricity purchaser expire in	2019(1)	2020(1)
Contracts with steam host expire in	2010(2)	2010(2)

(1)	ROVA and Dominion Virginia Power can extend these contracts by mutual consent for five-year terms at mutually agreeable pricing.

(2)	ROVA and Patch Rubber Company can extend these contracts by mutual consent for three successive five-year terms.

We additionally own a 4.49% interest in the gas-fired Ft. Lupton project in Colorado, which has a generating capacity of 290 MW and provides peaking power.

Insurance Subsidiary

We have elected to retain some of the risks associated with operating our company. To do this, in 2002 we established a wholly owned, consolidated insurance subsidiary, Westmoreland Risk Management Ltd., or WRM, which provides our primary layer of property and casualty insurance. By using this insurance subsidiary, we have mitigated the effect of escalating property and casualty insurance premiums and retained some of the economic benefits of our excellent loss record, which has had minimal claims since we established the subsidiary. We have paid premiums at market rates to Westmoreland Risk Management. As a result of our favorable claims experience, WRM has cash reserves of $2.4 million. We reduce our major exposure by insuring for losses in excess of our retained limits with a number of third party insurance companies. WRM is a Bermuda corporation. We have elected to report WRM as a taxable entity in the United States.

Except for the assets of WRM, all of our assets are located in the United States. We had no export sales and derived no revenues from outside the United States during the five-year period ended December 31, 2007, except for de minimis spot coal sales to a Canadian utility.

Seasonality

Our business is somewhat seasonal. The owners of the power plants to which we supply coal typically schedule maintenance for those plants in the spring and fall, when demand for electric power is typically less than it is during other seasons. For this reason, our coal revenues are usually higher in the winter and summer.

ROVA also typically undergoes scheduled maintenance in the spring and fall, so our revenue from power operations is also lower in those seasons.

Government Regulation

Numerous federal, state and local governmental permits and approvals are required for mining and power operations. Both our coal mining business and our power operations are subject to extensive governmental regulation, particularly with regard to matters such as employee health and safety, and permitting and licensing requirements, which cover all phases of environmental protection. The permitting process encompasses both federal and state laws, addressing reclamation and restoration of mined land and protection of hydrologic resources. Federal regulations also protect the benefits of current and retired coal miners.

We believe that our operations comply with all applicable laws and regulations, and it is our policy to operate in compliance with all applicable laws and regulations, including those involving environmental matters. However, because of extensive and comprehensive regulatory requirements, violations occur from time to time in the mining and power industries. None of the violations to date or the monetary penalties assessed upon us has been material.

Environmental Laws

We are subject to various federal and state environmental laws. Some of these laws, discussed below, place many requirements on our coal mining operations. Federal and state regulations require regular monitoring of our mines and other facilities to ensure compliance.

While it is not possible to accurately quantify the expenditures we incur to maintain compliance with all applicable federal, state, and local laws, those costs have been and are expected to continue to be significant. Federal and state mining laws and regulations require us to obtain surety bonds to guarantee performance or payment of certain long-term obligations, including mine reclamation costs, federal and state workers’ compensation benefits, coal leases and other miscellaneous obligations. Compliance with these laws has substantially increased our costs of mining coal.

Surface Mining Control and Reclamation Act.  In the United States, the Surface Mining Control and Reclamation Act of 1977, or SMCRA, which is administered by the Office of Surface Mining Reclamation and Enforcement, or OSM, establishes mining, environmental protection and reclamation standards for all aspects of U.S. surface mining. The states in which our mines are located have primacy over surface coal mining operations. That means that the state program has been patterned after the federal program and has been approved by OSM. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the state regulatory agency.

SMCRA permit provisions include requirements for coal prospecting; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; subsidence control for underground mines; surface drainage control; mine drainage and mine discharge control and treatment; and re-vegetation.

The coal mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mine environmental condition of the permit area. This work includes surveys of cultural resources, soils, vegetation, wildlife, assessment of surface and ground water hydrology, climatology and wetlands. In conducting this work, we collect geologic data to define and model the soil and rock structures and coal that we will mine. We develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. The mine and reclamation plan incorporates the provisions of SMCRA, the state programs and the complementary environmental programs that impact coal mining. Also included in the permit application are documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land and documents required of the OSM’s Applicant Violator System.

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness and technical review. Public notice of the proposed permit is given for a comment period before a permit can be issued. Some SMCRA mine permits take over a year to prepare, depending on the size and complexity of the mine and often take six months to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including public hearings and through intervention in the courts.

Before a SMCRA permit is issued, a mine operator must submit a bond or other form of financial security to guarantee the performance of reclamation obligations. The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced in the U.S. The proceeds are used to rehabilitate lands mined and left unreclaimed prior to August 3, 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund. The fee is $0.35 per ton of surface-mined coal effective through September 30, 2007. Pursuant to the Tax Relief and Health Care Act of 2006, from October 1, 2007 through September 30, 2012, the fee will be $0.315 per ton of surface-mined coal. From October 1, 2012 through September 30, 2021, the fee will be reduced to $0.28 per ton of surface-mined coal.

SMCRA requires compliance with many other major environmental programs. These programs include the Clean Air Act; Clean Water Act; Resource Conservation and Recovery Act, or RCRA; and Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, commonly known as Superfund. Besides OSM, other Federal regulatory agencies are involved in monitoring or permitting specific aspects of mining operations. The U.S. Environmental Protection Agency, or EPA, is the lead agency for States or Tribes with no authorized programs under the Clean Water Act, RCRA and CERCLA. The U.S. Army Corps of Engineers regulates activities affecting navigable waters and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosive blasting.

We do not believe there are any matters that pose a material risk to maintaining our existing mining permits or materially hinder our ability to acquire future mining permits. It is our policy to comply in all material respects with the requirements of the SMCRA and the state laws and regulations governing mine reclamation.

Clean Air Act.  The Clean Air Act and the corresponding state laws that regulate the emissions of materials into the air affect U.S. coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations may occur through the Clean Air Act’s permitting requirements and/or emission control requirements relating to particulate matter. The Clean Air Act indirectly, but more significantly, affects the coal industry by extensively regulating the air emissions of sulfur dioxide, nitrogen oxide, mercury and other compounds emitted by coal-based electricity generating plants.

The EPA promulgated the Clean Air Interstate Rule, or CAIR, and the Clean Air Mercury Rule, or CAMR, in March 2005. CAIR requires reduction of sulfur dioxide and nitrogen oxide emissions from electricity generating plants in 28 states and the District of Columbia. Substantial reductions in such emissions were already made in 1995 and 2000 under requirements of Title IV of the Clean Air Act. Once fully implemented over two rounds in 2009-2010 and 2015, CAIR is projected to reduce sulfur dioxide from power plants by approximately 73% and nitrogen oxide emissions by approximately 61% from 2003 levels.

CAMR sought to permanently cap and reduce nationwide mercury emissions from coal-fired power plants. When fully implemented in 2018, the rule as promulgated would have reduced mercury emissions by nearly 70% according to the EPA. CAMR contained standards of performance limiting mercury emissions from new and existing power plants and sought to create a cap-and-trade program. Some states have adopted rules that are more stringent than the federal program and other states are considering such rules.

On February 8, 2008, in a case brought by the State of New Jersey and others against the EPA, the United States Court of Appeals for the District of Columbia rendered a decision effectively vacating CAMR. If the decision stands, the EPA will have to revisit its standards regarding mercury emissions.

Implementation of CAIR, federal requirements regarding mercury emissions and related state rules could cause our customers to switch to other fuels to the extent it becomes economically preferable for them to do so. CAIR is currently under review in court on a number of grounds, including the assertion that the regulations are insufficiently stringent.

In recent years Congress has considered legislation that would require reductions in emissions of sulfur dioxide, nitrogen oxide and mercury, greater and sooner than those required by CAIR and CAMR. No such legislation has passed either house of Congress. If enacted into law, such legislation could impact the amount of coal supplied to electricity generating customers if they decide to switch to other sources of fuel whose use would result in lower emissions of sulfur dioxide, nitrogen oxide and mercury.

In September 2006, the EPA promulgated new National Ambient Air Quality Standards revising and updating the particulate matter standards issued in July 1997. The new regulations made the 24-hour standard for very fine particulate matter (PM2.5) more stringent but left the annual PM2.5 standard unchanged. They also left the 24-hour standard for PM10 (particulate matter equal to 10 microns or more) unchanged and terminated the annual PM10 standard. The change to the 24-hour PM2.5 standard is expected to affect the use of coal for electric generation, but we believe that effect cannot be quantified at this time. Lawsuits seeking to compel the EPA to adopt more stringent standards for both PM2.5 and PM10 have been filed and are pending in court. We believe the outcome of those lawsuits cannot be reliably predicted at this time. Under the rule as currently promulgated, some states will be required to change their existing implementation plans to attain and maintain compliance with the new air quality standards. Our mining operations and electricity generating customers are likely to be directly affected when the revisions to the air quality standards are implemented by the states. Such implementation could also restrict our ability to develop new mines or require us to modify our existing operations.

The Justice Department, on behalf of the EPA, has filed a number of lawsuits since November 1999, alleging that a number of electricity generators violated the new source review provisions of the Clean Air Act Amendments, or NSR, at power plants in the midwestern and southern United States. Some electricity generators announced settlements with the Justice Department requiring the installation of additional control equipment on selected generating units. If the remaining electricity generators are found to be in violation, they could be subject to civil penalties and could be required to install the required control equipment or cease operations. In April 2007, the U.S. Supreme Court ruled, in Environmental Defense v. Duke Energy Corp., against a generator in an enforcement proceeding, reversing the decision of the appellate court. This decision could potentially expose numerous electricity generators to government or citizen actions based on failure to obtain NSR permits for changes to emissions sources and effectively increase the costs to them of continuing to use coal. Our customers are among the electricity generators subject to enforcement actions and if found not to be in compliance, our customers could be required to install additional control equipment at the affected plants or they could decide to close some or all of those plants. If our customers decide to install additional pollution control equipment at the affected plants, we believe we will have the ability to supply coal from the regions in which we operate to meet any new coal requirements.

The U.S. Supreme Court ruled in April 2007 in a case concerning the scope of the EPA’s authority to regulate carbon dioxide emissions as a “pollutant” under the Clean Air Act. The decision, Massachusetts v. EPA, ruled in the context of a petition to require the EPA to issue regulations prescribing standards for carbon dioxide from new motor vehicles, that the EPA does have such authority, and that the EPA’s rejection of the petition was based on impermissible considerations. While the decision removes several major arguments the EPA had used to decline to regulate carbon dioxide emissions, it remains difficult to predict whether the EPA will issue carbon dioxide regulations and, if so, when the EPA will do so and the character of those regulations.

Clean Water Act.  The Clean Water Act of 1972 affects U.S. coal mining operations by requiring effluent limitations and treatment standards for wastewater discharge through the National Pollutant Discharge Elimination System, or NPDES. Regular monitoring, reporting requirements and performance standards are requirements of NPDES permits that govern the discharge of pollutants into water.

States are empowered to develop and enforce “in stream” water quality standards. These standards are subject to change and must be approved by the EPA. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. In stream standards vary from state to state. Additionally, through the Clean Water Act section 401 certification program, states have approval authority over federal permits or licenses that might result in a discharge to their waters.

States consider whether the activity will comply with its water quality standards and other applicable requirements in deciding whether or not to certify the activity.

Section 404 under the Clean Water Act requires mining companies to obtain U.S. Army Corps of Engineers permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. These permits have been the subject of multiple recent court cases, the results of which may affect permitting costs or result in permitting delays.

Total Maximum Daily Load, or TMDL, regulations established a process by which states designate stream segments as impaired (not meeting present water quality standards). Industrial dischargers, including coal mines, may be required to meet new TMDL effluent standards for these stream segments. States are also adopting anti-degradation regulations in which a state designates certain water bodies or streams as “high quality/exceptional use.” These regulations would restrict the diminution of water quality in these streams. Waters discharged from coal mines to high quality/exceptional use streams may be required to meet additional conditions or provide additional demonstrations and/or justification. In general, these Clean Water Act requirements could result in higher water treatment and permitting costs or permit delays, which could adversely affect our coal production costs or efforts.

Resource Conservation and Recovery Act.  RCRA, which was enacted in 1976, affects U.S. coal mining operations by establishing “cradle to grave” requirements for the treatment, storage and disposal of hazardous wastes. Typically, the only hazardous materials found on a mine site are those contained in products used in vehicles and for machinery maintenance. Coal mine wastes, such as overburden and coal cleaning wastes, are not considered hazardous waste materials under RCRA.

Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In a 1993 regulatory determination, the EPA addressed some high volume-low toxicity coal combustion materials generated at electric utility and power producing facilities. In May 2000, the EPA concluded that coal combustion materials do not warrant regulation as hazardous under RCRA. The EPA is retaining the hazardous waste exemption for these materials. The EPA is evaluating national non-hazardous waste guidelines for coal combustion materials placed at a mine. National guidelines for mine-fills may affect the cost of ash placement at mines.

CERCLA (Superfund).  CERCLA affects U.S. coal mining operations by creating liability for investigation and remediation in response to releases of hazardous substances into the environment and for damages to natural resources. Under Superfund, joint and several liabilities may be imposed on waste generators, site owners or operators and others regardless of fault. Under the EPA’s Toxic Release Inventory process, companies are required annually to report the use, manufacture or processing of listed toxic materials that exceed defined thresholds, including chemicals used in equipment maintenance, reclamation, water treatment and ash received for mine placement from power generation customers.

Health and Benefits

Mine Safety and Health.  Congress enacted the Coal Mine Health and Safety Act in 1969. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. The states in which we operate have programs for mine safety and health regulation and enforcement

Black Lung.  Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees by payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973.

Coal Act.  The Coal Industry Retiree Health Benefit Act of 1992 established three benefit plans:

•	First, the statute merged the United Mine Workers of America, or UMWA, 1950 and 1974 Plans into the Combined Benefit Fund, or CBF. The CBF provides benefits to a closed pool of beneficiaries,

retirees who were actually receiving benefits from either the 1950 or the 1974 Plan as of July 20, 1992. The Coal Act requires that the benefits provided to this group remain substantially the same as provided by the 1950 and 1974 Plans as of January 1, 1992.

•	Second, the Coal Act requires companies that had established individual employer plans, or IEPs, pursuant to prior collective bargaining agreements to maintain those IEPs and provide the beneficiaries a level of benefits substantially the same as they received as of January 1, 1992.

•	Third, the Coal Act established the 1992 UMWA Benefit Plan which serves three distinct populations: miners who were eligible to retire as of February 1, 1993 and actually retired before December 31, 1992 and whose employers are no longer in business; miners receiving benefits under an IEP but whose former employer went out of business; and new spouses or new dependants of retirees in the CBF.

Workers’ Compensation.  We are subject to various state laws where we have or previously had employees to provide workers’ compensation benefits. We were self-insured prior to and through December 31, 1995. Beginning in 1996, we have purchased third party insurance for new workers’ compensation claims.

Power

Many of the environmental laws and regulations described above, including the Clean Air Act Amendments, the Clean Water Act and RCRA, apply to our power plants as well as to our coal mining operations. These laws and regulations require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies. Meeting the requirements of each jurisdiction with authority over a project can delay or sometimes prevent the completion of a proposed project, as well as require extensive modifications to existing projects. At ROVA, we are responsible for obtaining the required permits and complying with the relevant environmental laws.

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

Employees

Including our subsidiaries, we directly employed 1,140 people on December 31, 2007.

Our Western Energy, Westmoreland Savage, and Westmoreland Resources subsidiaries are party to agreements with Local 400 of the International Union of Operating Engineers, or IUOE. Our Dakota Westmoreland subsidiary is party to an agreement with Local 1101 of the UMWA. In total, 568 employees, or approximately 50% of our total employees, are represented by collective bargaining agreements. Our collective bargaining agreement at WRI, which covers 119 employees, will expire in 2008.

We believe that our relations with all employees are good.

Information about Segments

Please refer to Note 21 of the Consolidated Financial Statements for additional information about the segments of our business.

Available Information

We file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission, or SEC. You may read and copy any materials we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain Westmoreland Coal Company information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains the reports, proxy and information statements, and other information that we and other companies file electronically with the SEC. The address of the SEC’s website is www.sec.gov.

Our Internet address is www.westmoreland.com. We do not intend for the information on our website to constitute part of this report. We make available, free of charge on or through our Internet website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act, as soon as reasonably practicable after we file those materials electronically with, or furnish them to, the SEC.

ITEM 1A —	RISK FACTORS

In addition to the trends and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are subject to the risks set forth below.

We will need to refinance our business, raise additional funding, sell assets that are important to our business, or significantly cut our costs in order to continue to operate.

The Company believes that it has capital resources or committed financing arrangements in place to provide adequate liquidity to meet all of its currently projected cash requirements through August 2008 based on its most recent forecast. The Company is considering several alternatives for raising additional capital during 2008.

The Company has also engaged a large bank to assist the Company in refinancing its existing debt at WML, with the goal of better matching debt amortization with cash flow from the mining operations. The refinancing would be designed to provide for additional availability to finance future capital requirements of the mines, and provide for an increase in the amounts allowed to be distributed to Westmoreland Coal Company. While the Company has had initial discussions with the bank and potential lenders about the refinancing, there can be no assurance that the Company will obtain the refinancing on terms acceptable to it, or at all.

Depending upon the size and terms of the potential refinancing, the Company will evaluate the need to raise additional capital. The Company continues to believe that one of the other alternatives available to it is the sale of one or more of the Company’s assets. There can be no assurance that any sale could be completed on a timely basis or on terms acceptable to the Company.

We have received a report from our independent registered certified public accounting firm on our consolidated financial statements for the year ended December 31, 2007, in which our auditors have included explanatory paragraphs indicating that the Company’s ability to raise additional capital, refinance its debt obligations or sell some of its assets to meet its obligations causes substantial doubt about our ability to continue as a going concern.

Our coal mining operations are inherently subject to conditions that could affect levels of production and production costs at particular mines for varying lengths of time and could negatively affect our profitability.

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

If transportation for the coal produced by our Absaloka and Beulah Mines becomes unavailable, or if transportation becomes uneconomic for Absaloka coal, our revenues could suffer.

The Absaloka Mine’s customers take delivery of our coal over rail lines operated by the Burlington Northern Santa Fe railway, or BNSF. Transportation costs represent a significant portion of the total cost of coal, and the cost of transportation is a critical factor in a customer’s purchasing decision. Increasing world demand for coal has increased demand for locomotives, rail cars, and rail capacity. Increases in transportation costs, the unavailability or interruption of our ability to ship coal from the Absaloka Mine, and the lack of sufficient rail capacity could adversely affect the Absaloka Mine’s revenues.

The Beulah Mine ships lignite to the Heskett Station over a 74 mile rail line operated by the BNSF. Disruptions of rail service over that line could affect the Beulah Mine’s revenues.

Our revenues could suffer if our customers reduce or suspend their coal purchases.

In 2007, we sold approximately 99% of the coal we produced under long-term agreements, with approximately 1% on a spot basis to utilities and shorter-term industrial/institutional customers. Four of our contracts, with the owners of the Limestone Generating Station, Colstrip Units 3&4, Colstrip Units 1&2, and Sherburne County Station, accounted for 26%, 24%, 12% and 11%, respectively, of our coal revenues for 2007. Seventy-five percent of our tonnage is sold to three power plants — Colstrip, Limestone, and Sherburne County — under six separate contracts. Interruption in the purchases by or operations of our principal customers could significantly affect our revenues. Unscheduled maintenance outages at our customers’ power plants and unseasonably moderate weather are examples of conditions that might cause our customers to reduce their purchases. Four of our five mines are dedicated to supplying customers located adjacent to or near the mines, and these mines may have difficulty identifying alternative purchasers of their coal if their existing customers suspend or terminate their purchases.

Disputes relating to our coal supply agreements could harm our financial results.

From time to time, we may have disputes with customers under our coal supply agreements. These disputes could be associated with claims by our customers that may affect our revenue. Any dispute that resulted in litigation could cause us to pay significant legal fees, which could also negatively affect our profitability.

We are a party to numerous legal proceedings, some of which, if determined unfavorably to us, could result in significant monetary damages.

We are a party to several legal proceedings, which are described more fully in Note 20, “Contingencies”, to our Consolidated Financial Statements. Adverse outcomes in some or all of the pending cases could result in substantial damages against us or harm our business.

Our expenditures for postretirement medical benefits could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.

We provide various postretirement medical benefits to current and former employees and their dependents. We estimate the amounts of these obligations based on assumptions described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Related Matters” herein. See Note 10 to the Consolidated Financial Statements for more detail. We accrue amounts for these obligations, which are unfunded, and we pay as costs are incurred. If our assumptions change, the amount of our obligations could increase, and if our assumptions are inaccurate, we could be required to expend greater amounts than we anticipate. We regularly revise our estimates, and the amount of our accrued obligations is subject to change.

We have a significant amount of debt, which imposes restrictions on us and may limit our flexibility, and a decline in our operating performance may materially affect our ability to meet our future financial commitments and liquidity needs.

As of December 31, 2007, our total gross indebtedness was approximately $271.4 million, the principal components of which are: $134.4 million of ROVA term debt (which includes $4.1 million of debt premiums), $93.7 million of Westmoreland Mining term debt, $15.2 million (net of $0.9 million of debt discounts) of ROVA acquisition debt, and $11.7 million under WRI’s revolving lines of credit. We may incur additional indebtedness in the future, including indebtedness under our two existing revolving credit facilities.

WML’s term loan agreement restricts its ability to distribute cash to Westmoreland Coal Company through 2011 and limits the types of transactions that WML and its subsidiaries can engage in with Westmoreland Coal Company and our other subsidiaries. WML executed the term loan agreement, which we refer to as WML acquisition debt, in 2001 and used the proceeds to finance its acquisition of the Rosebud, Jewett, Beulah and Savage Mines. The final payment on this indebtedness is $30.0 million and is due on December 31, 2008. Until December 31, 2008, 25% of WML’s surplus cash flow is dedicated to an account to fund this final payment. In 2004, WML incurred an additional $35.0 million of indebtedness, which we call the add-on facility. The add-on facility is scheduled to be paid-down from 2009 through 2011. WML has pledged or mortgaged substantially all of its assets and the assets of the Rosebud, Jewett, Beulah and Savage Mines, and we have pledged all of our interests in Westmoreland Mining as security for WML’s indebtedness. In addition, WML must comply with financial ratios and other covenants specified in the agreements with its lenders.

Substantial debt was incurred to finance ROVA’s development. At December 31, 2007, ROVA owed $130.3 million to its lenders. Substantially all of ROVA’s assets are pledged to secure the repayment of this debt. We incurred indebtedness of $35.0 million in June 2006, in connection with our acquisition of the 50% interest in ROVA that we did not previously own. To secure the repayment of this debt, we have pledged the semi-annual cash distributions from ROVA that commenced in January 2007. ROVA’s debt agreements also contain various restrictive covenants primarily related to construction of the facilities, maintenance of the property, and required insurance.

Additionally, the ROVA financial covenants include restrictions on incurring additional indebtedness and property liens, paying cash distributions to the partners, and incurring various commitments without lender approval.

Failure to comply with the ratios and covenants in WML’s or ROVA’s debt agreements, or to make regular payments of principal and interest could result in an event of default.

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

If our or WML’s operating performance declines, or if we or WML do not have sufficient cash flows and capital resources to meet our debt service obligations, we or WML may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. If WML were to default on its debt service obligations, a note holder may be able to foreclose on assets that are important to our business.

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

If the cost of obtaining new reclamation bonds and renewing existing reclamation bonds continues to increase or if we are unable to obtain additional bonding capacity, our profitability could be negatively affected.

Federal and state laws require that we provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis and have become increasingly expensive. Bonding companies are requiring that applicants collateralize a portion of their obligations to the bonding company. In 2007, we paid approximately

$3.1 million in premiums for reclamation bonds. We anticipate that, as we permit additional areas for our mines in 2008 and 2009, our bonding requirements will increase significantly and our collateral requirements will increase as well. Any capital that we provide to collateralize our obligations to our bonding companies is not available to support our other business activities. If the cost of our reclamation bonds continues to increase, our profitability could be negatively affected. Additionally, if we are unable to obtain additional bonding capacity, it could reduce our ability to begin mining operations in newly permitted areas, or continue in existing areas if increased bond demands cannot be met, and our revenues could be reduced.

Our financial position could be adversely affected if we fail to maintain our Coal Act bonds.

The Coal Act established the 1992 UMWA Benefit Plan, or 1992 Plan. We are required to secure approximately one year of our obligations to that plan by posting a surety bond or a letter of credit or collateralizing our obligations with cash. At December 31, 2007, we secured these obligations with two bonds, one in an amount of approximately $9.0 million with XL Specialty Insurance Company, or XL, and affiliates, and another in the amount of approximately $0.3 million.

In December 2003, XL indicated a desire to exit the business of bonding Coal Act obligations. Although we believe that XL must continue to renew our bond so long as we do not default on our obligations to the 1992 Plan, XL filed a Complaint for Declaratory Judgment on May 11, 2005 to force our payment and to cancel the bond.

In October 2007, XL and Westmoreland reached an agreement that XL would leave the bond in place but require Westmoreland to fund an escrow account to fully collateralize the bond over a six-year period. Funding is to commence in June 2008, in equally monthly installments of $125,000. The parties are presently finalizing the settlement agreement.

If we are unable to reach a final agreement with XL, or if XL were to cancel or fail to renew our bond, we may be required to post another bond or secure our obligations with a letter of credit or cash. At this time, we are not aware of any other company that would provide a surety bond to secure obligations under the Coal Act, without cash collateral. If the Company were to collateralize a new bond or letter of credit with $9.0 million of cash, it would have a material effect on the Company’s liquidity.

We face competition for sales to new and existing customers, and the loss of sales or a reduction in the prices we receive under new or renewed contracts would lower our revenues.

Approximately one-third of the coal tonnage that we will produce in 2008 will be sold under contracts to power plants that take delivery of our coal from common carrier railroads. Contracts covering 60% of those rail tons are scheduled to expire at the end of 2008. As a general matter, plants that take coal by rail can buy their coal from many different suppliers. We will face significant competition, primarily from mines in the Southern Powder River Basin of Wyoming, to renew our long-term contracts with our rail-served customers, and for contracts with new rail-served customers. Many of our competitors are larger and better capitalized than we are and have coal with a lower sulfur and ash content than our coal. As a result, our competitors may be able to adopt more aggressive pricing policies for their coal supply contracts than we can. If our existing customers fail to renew their contracts with us on terms that are at least equivalent to those in effect today, or if we are unable to replace our existing contracts with contracts of equal size and profitability from new customers, our revenues would be reduced.

Approximately two-thirds of the coal tonnage that we will sell in 2008 will be delivered under long-term contracts to power plants located adjacent to our mines. We will face somewhat less competition to renew these contracts upon their expiration, both because of the transportation advantage we enjoy by being located adjacent to these customers and because most of these customers would be required to invest additional capital to obtain rail access to alternative sources of coal. Our Jewett Mine is an exception because our customer has already built rail unloading and associated facilities that are being used to receive coal from the Southern Powder River Basin as permitted under our contract with that customer and because that customer can choose to reduce our contract tons or terminate our contract in order to purchase competing coal.

Our mining operations are extensively regulated, which imposes significant costs on us, and delays in receiving permits or future regulations and developments could increase those costs or limit our ability to produce and sell coal.

Federal, state and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. The costs, liabilities and requirements associated with these regulations may be costly and time-consuming, may delay commencement or continuation of exploration or production and may adversely affect our financial results. The possibility exists that new legislation and/or regulations and orders related to the environment or employee health and safety may be adopted and may materially adversely affect our mining operations, our cost structure and/or our customers’ ability to use coal. New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs. These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations.

Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate change, are resulting in increased regulation of coal combustion in many jurisdictions, and interest in further regulation, which could significantly affect demand for our products.

Global climate change continues to attract considerable public and scientific attention. Widely publicized scientific reports in 2007, such as the Fourth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered widespread concern about the impacts of human activity, especially fossil fuel combustion, on global climate change. In turn, considerable and increasing government attention in the United States is being paid to global climate change and to reducing greenhouse gas emissions, particularly from coal combustion by power plants. Legislation was introduced in Congress in 2006 and 2007 to reduce greenhouse gas emissions in the United States and additional legislation is likely to be introduced in the future. In addition, a growing number of states in the United States are taking steps to reduce greenhouse gas emissions from coal-fired power plants. The U.S. Supreme Court’s recent decision in Massachusetts v. EPA ruled that the EPA improperly declined to address carbon dioxide impacts on climate change in a recent rulemaking. Although the specific rulemaking related to new motor vehicles, the reasoning of the decision could affect other federal regulatory programs, including those that directly relate to coal use. Enactment of laws and passage of regulations regarding greenhouse gas emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, could result in electric generators switching from coal to other fuel sources.

Concerns about other adverse environmental effects from coal combustion have also led to increased regulation. For example, in the United States, CAIR and CAMR, both issued by the EPA in March 2005, impose increasingly stringent requirements on coal-fired power plants in order to reduce emissions of sulfur dioxide, nitrogen oxide, and mercury. Each of the regulations takes effect in two phases, the first phase requiring certain reductions in overall emissions by 2009-10, the second requiring additional reductions in overall emissions by 2015 under CAIR and 2018 under CAMR. Both rules have been the subject of legal challenges by environmental advocacy groups that seek larger cuts sooner. On February 8, 2008, the Court of Appeals for the District of Columbia rendered a decision effectively vacating CAMR. If the decision stands, the EPA will have to revisit its standards regarding mercury emissions. Some states have independently established requirements imposing larger cuts sooner. Such requirements, in varying degrees, increase the costs of coal utilization for our customers and our prospective customers.

Further developments in connection with legislation, regulations or other limits on greenhouse gas emissions and other environmental impacts from coal combustion, both in the United States and in other countries where we sell coal, could have a material adverse effect on our results of operations, cash flows and financial condition.

We have significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, or if we are required to cover reclamation obligations that have been assumed by our customers, we could be required to expend greater amounts than we currently anticipate, which could negatively affect our profitability in future periods.

As the permittee, we are generally responsible under federal and state regulations for the ultimate reclamation of the mines we operate. In some cases, our customers have assumed these liabilities by contract and have posted bonds or have funded escrows to secure their obligations. We estimate our future liabilities for reclamation and other mine-closing costs from time to time based on a variety of assumptions. If our assumptions are incorrect, we could be required in future periods to spend more on reclamation and mine-closing activities than we currently estimate, which could negatively affect our profitability. Likewise, if our customers default on the unfunded portion of their contractual obligations to pay for reclamation, we could be forced to make these expenditures ourselves and the cost of reclamation could exceed any amount we might recover in litigation, which would also increase our costs.

We estimate that our gross reclamation and mine-closing liabilities, which are based upon projected mine lives, current mine plans, permit requirements and our experience, were $206.5 million (on a present value basis) at December 31, 2007. Of these December 31, 2007 liabilities, our customers have assumed $68.8 million by contract. Responsibility for the final reclamation amounts may change in certain circumstances. We estimate that our obligation for final reclamation that is not the contractual responsibility of others was $137.7 million at December 31, 2007. We held funding reclamation escrow accounts of approximately $65.6 million at December 31, 2007 with respect to those obligations. The remainder of the $137.7 million estimated obligation must be recovered in the price of coal sold.

Our revenues could be affected by unscheduled outages at the power plants we supply or own or if the scheduled maintenance outages at the power plants we supply or own last longer than anticipated.

Scheduled and unscheduled outages at the power plants that we supply could reduce our coal sales and revenues, because any such plant would not use coal while it was undergoing maintenance. We cannot anticipate if or when unscheduled outages may occur.

Our profitability could be negatively affected by unscheduled outages at ROVA or if scheduled outages at ROVA last longer than we anticipate.

A decrease in the availability or increase in costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires could affect our financial results.

Our mining operations require a reliable supply of replacement parts, explosives, fuel, tires, steel-related products (including roof control) and lubricants. If the cost of any of these inputs increased significantly, or if a source for these supplies or mining equipment were unavailable to meet our replacement demands, our financial results could be negatively affected. Recent consolidation of suppliers of explosives has limited the number of sources for these materials. Further, our purchases of some items of mining equipment are concentrated with one principal supplier. Over the past few years, industry-wide demand growth has exceeded supply growth for certain surface mining equipment and other capital equipment as well as off-the-road tires. As a result, lead times and costs for some items have increased significantly.

If we experience unanticipated increases in the capital expenditures we expect to make over the next several years, our liquidity could suffer.

Some of our contracts provide for our customers to reimburse us for our capital expenditures on a depreciation and amortization basis, plus in some instances, a stated return-on-investment. Other contracts provide reimbursement of capital expenditures in full as such expenditures are incurred. Other contracts feature set prices that adjust only for changes in a general inflation index or set of indices. When we spend capital at our operations, it affects our near term liquidity in most instances and if capital is spent where the customer is not specifically obligated to reimburse us, that capital could be at risk if market conditions and contract duration do not match up to the investment.

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

Provisions in our certificate of incorporation and bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our bylaws impose various procedural and other requirements that could make it more difficult for stockholders to bring about some types of corporate actions. In addition, a change of control of our Company may be delayed or deterred as a result of our stockholder rights plan, which was initially adopted by our Board of Directors in early 1993 and amended and restated in February 2003 and further amended in May 2007 and March 2008. Our ability to issue preferred stock in the future may influence the willingness of an investor to seek to acquire our company. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control of the Company.

Our ability to operate effectively and achieve our strategic goals depends on maintaining satisfactory labor relations.

A significant portion of the workforce at each of our mines, except Jewett, is represented by labor unions. While we believe that our relationships with our employees at the mines are satisfactory, the nature of collective bargaining is such that there is a risk of a disruption in operations when any collective bargaining agreement reaches its expiration date unless the employees who are covered by the agreement have accepted a renewal or extension. While labor strikes are generally a force majeure event in long-term coal supply agreements, thereby exempting the mine from its delivery obligations, the loss of revenue for even a short period of time could have a material adverse effect on the Company’s financial results.

We have reported material weaknesses in internal control over financial reporting in the current year and in the past and cannot assure that we will successfully remediate the material weaknesses or that additional material weaknesses will not be identified in the future. Our failure to maintain effective internal control over financial reporting could result in material misstatements in our financial statements, which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

During 2005, the Company identified five material weaknesses in internal controls over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2. In connection with the filing of our Amendment No. 2 to our 2006 Form 10-K, we identified two additional material weaknesses. The material weaknesses in our internal control over financial reporting are described in “Item 9A− Controls and Procedures”.

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

On March 27, 2008, we were informed that the Denver office of the Securities and Exchange Commission, or SEC, has begun an informal inquiry in connection with accounting errors requiring restatement of 2006 and prior years’ financial statements, including 2006 and 2005 quarterly financial statements. We are not aware that any laws have been violated. If the SEC makes a determination that the Company has violated Federal securities laws, the Company may face sanctions, including, but not limited to, monetary penalties and injunctive relief, which could adversely affect our business. In addition, the Company or its officers and directors could be named defendants in civil proceedings arising from the restatement. We are unable to estimate what our liability in either event might be. However, we believe that the sanctions imposed by the SEC, if any, will not have a material effect on the Company because, in the judgment of management after due inquiry, there was no fraud, financial manipulation or other intentional misconduct relating to the restatement or otherwise.

Our financial results may be impacted by the different interpretations and application of accounting literature in the mining industry.

The mining industry has limited industry specific accounting literature; therefore, differences in practice exist in the interpretation and application of accounting literature to mining specific issues. The practice of capitalizing or recording an expense for certain specific mining costs leads to differences in accounting practices among mining companies. The materiality of such expenditures can vary greatly relative to a given company’s respective financial position and results of operations. As differences in the mining industry accounting are reviewed, a restatement of our financial results may be necessary if mining interpretations differ from our current accounting practices.

ITEM 1B —	UNRESOLVED STAFF COMMENTS

None

ITEM 2 —	PROPERTIES

We operate mines in Montana, Texas, and North Dakota. All of these mines are surface (open-pit) mines. These properties contain coal reserves and coal deposits. A “coal reserve” is that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Coal does not qualify as a “coal reserve” until, among other things; we conduct a final comprehensive evaluation based upon unit cost per ton, recoverability, and other material factors and conclude that it is legally and economically feasible to mine the coal.

We include in “coal reserves” 209.0 million tons that are not fully permitted but that otherwise meet the definition of “coal reserves.” Montana, Texas, and North Dakota each use a permitting process approved by the Office of Surface Mining. We describe the permitting process above in Item 1, under “Governmental Regulation,” and we explain our assessment of that process as applied to these unpermitted tons below.

All of our final reclamation obligations are secured by bonds as required by the respective state agencies. Contemporaneous reclamation activities are performed at each mine in the normal course of operations and coal production.

Our reserve estimates are prepared by our engineers and geologists or by independent consulting firms and are reviewed and updated periodically. Total recoverable reserve estimates change to reflect mining activities, analysis of new engineering and geological data, changes in reserve holdings and other factors.

The following table provides information about our mines as of December 31, 2007:

	Absaloka	Rosebud	Jewett	Beulah	Savage
	Mine	Mine	Mine	Mine	Mine

Owned by	Westmoreland Resources, Inc.	Western Energy Company	Texas Westmoreland Coal Co.	Dakota Westmoreland Corporation	Westmoreland Savage Corporation
Location	Big Horn County, MT	Rosebud and Treasure Counties, MT	Leon, Freestone and Limestone Counties, TX	Mercer and Oliver Counties, ND	Richland County, MT
Coal reserves (thousands of tons)
Proven(1)(2)(3)	87,618	217,755	62,081	39,876	7,641
Probable(4)	—	—	—	37,246	—
Permitted reserves (thousands of tons)	16,503	143,679	62,081	19,158	1,832
2007 production (thousands of tons)	7,350	12,381	6,778	2,953	359
Estimated life of permitted reserves(5)	2009	2019	2009	2013	2013
Lessor	Crow Tribe	Federal Govt; State of MT; Great Northern Properties	Private parties; State of Texas	Private parties; State of ND; Federal Govt	Federal Govt; Private parties
Lease term	Through exhaustion	Varies	Varies	2009-2019	Varies
Current production capacity (thousands of tons)	7,500	13,300	7,000	3,400	400
Coal type	Sub-bituminous	Sub-bituminous	Lignite	Lignite	Lignite
Acres disturbed by mining	4,119	16,267	15,604	4,914	556
Acres for whichreclamation is complete	2,689	7,583	11,540	3,454	209
Major customers	Xcel Energy, Western Fuels Assoc., Midwest Energy, Rocky Mountain Power	Colstrip 1&2 owners, Colstrip 3&4 owners, Minnesota Power	NRGT	Otter Tail, MDU, Minnkota, Northwestern Public Service	MDU, Sidney Sugars

Delivery method	Rail/Truck	Truck/Rail/ Conveyor	Conveyor	Conveyor/Rail	Truck

Approx. heat content (BTU/lb.) (6)	8,644	8,529	6,573	6,987	6,553
Approx. sulfur content(%) (7)	0.65	0.74	0.78	0.91	0.55
Year opened	1974	1968(8)	1985	1963	1958
Total tons mined since inception (thousands of tons)	155,731	397,241	167,457	93,780	13,439

(1)	Proven coal reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. In addition, all coal reserves are “assigned” coal reserves: coal that we have committed to operating mining equipment and plant facilities.

(2)	Includes tons for each mine as described below that are not fully permitted but otherwise meet the definition of proven coal reserves.

(3)	We have assigned all proven reserves to operating mining equipment and plant facilities.

(4)	Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

(5)	Approximate year in which permitted reserves would be exhausted, based on current mine plan and production rates. Our Jewett Mine’s permit expires in 2009.

(6)	Approximate heat content applies to the coal mined in 2007.

(7)	Approximate sulfur content applies to the tons mined in 2007.

(8)	Initial sales from the current mine complex began in 1968. Mining first occurred at the site in 1924.

We lease all our coal properties except at the Jewett Mine, where some reserves are controlled through fee ownership. We believe that we have satisfied all conditions that we must meet in order to retain the properties and keep the leases in force.

Permitted Coal Reserves and Applications

As shown in the table above, our mines have a total of 209.0 million tons of proven and probable coal reserves, which are not fully permitted but otherwise meet the definition of “coal reserves”. Our mines have chosen to permit coal reserves on an incremental basis and currently have sufficient permitted coal to meet production, given the current rates of mining and demand, for the periods shown in the table above. We describe the permitting process under “Environmental Laws” above. Based on our current knowledge of the permitting processes at each of our mines and the environmental issues associated with these reserves, we believe that there are no matters that would hinder our ability to obtain any mining permits in the future.

In Montana, the Department of Environmental Quality, or DEQ, regulates surface mining and issues mining permits under its OSM-approved program. Because the Absaloka Mine operates on land owned by the Crow Tribe, OSM and the Montana DEQ have joint jurisdiction over the mine, with OSM exercising sole jurisdiction over some of the mine’s activities. In Montana, it typically takes two to four years from the time an initial application is filed to obtain a new permit. Our Absaloka Mine filed an application with DEQ and OSM covering an estimated 25.0 million tons of unpermitted reserves in June 2004, expanding the mine into Tract III South. The permit application for the first 14.4 million tons of the Tract III South reserve was approved in July 2006. Based upon the current status of the revised application for the remaining tons in the Tract III South reserve and our knowledge of the permitting process in Montana, we expect approval for the remaining 10.6 million tons near the end of 2008, as required to meet production requirements. An application for an additional 65 million tons on the Crow Reservation, referred to as the South Extension, was filed in February 2007. OSM has sole jurisdiction over this application. A permit decision by OSM is anticipated in early 2009. Our Rosebud and Savage Mines, which are also located in Montana, have sufficient permitted reserves so that they do not anticipate filing applications to obtain additional permits for several years.

The Railroad Commission of Texas, or RCT, regulates surface mining in Texas and issues mining permits under its OSM-approved program. In Texas, it typically takes eighteen months to two years from the time an initial application is filed to obtain a new permit. A permit term encompasses five years of mining. The Jewett Mine currently holds two mining permits, 32F and 47. Permit 32F is a renewal of the original mining permit that has been in place and actively mined since the mine opened in 1985. This permit expires in April 2009. A renewal of Permit 32F will be submitted in mid-2008 to extend Permit 32F through 2013. Permit 47 was issued in December 2001 and has a term that ran through December 2006. A revision for Permit 47 was submitted late 2006 with an expected approval date in mid-2008. Upon approval of the renewal, the permit will allow mining to continue through December 2011. TWCC is allowed to continue mining under Permit 47, while the permit renewal application is under review.

North Dakota Public Service Commission regulates surface mining in North Dakota and issues mining permits under its OSM-approved program. In North Dakota, it typically takes two to three years from the time an initial application is filed to obtain a new permit. The Beulah Mine plans to move all mining activity to its West reserves in 2009. Plans are in place to obtain the necessary permits to continue mining in the West reserves beyond this timeframe.

Other

Through WELLC and its direct and indirect subsidiaries, we own 100% of the interests in the 180 MW and 50 MW ROVA I and ROVA II coal-fired plants located in Weldon, North Carolina. As of December 31, 2007, WELLC also owns an interest in a partnership, which owns a 290 MW power plant in Ft. Lupton, Colorado, or Ft. Lupton.

ITEM 3 —	LEGAL PROCEEDINGS

We are involved in legal proceedings the outcome of which could be material to the Company. We have presented the proceedings below based on the Westmoreland entity that is party to the proceeding.

Legal proceedings involving Westmoreland Coal Company

1992 UMWA Benefit Plan Surety Bond

In late 2003, notice was received from XL Surety that they did not intend to renew a bond for $21.0 million securing Westmoreland’s obligation to the 1992 Fund established by the Coal Act, or the Bond. On May 11, 2005, XL Specialty Insurance Company and XL Reinsurance America, Inc., referred to together as XL, filed in the U.S. District Court, Southern District of New York, a Complaint for Declaratory Judgment against WCC and named WML as a co-defendant, seeking the right to cancel the Bond. As a result of the 2006 Amendments to the Coal Act, the amount of the Bond was reduced to $9.0 million.

On March 21, 2007, the court granted the Company motion to dismiss the Complaint for lack of diversity jurisdiction. However, on March 23, 2007, in New Jersey state court, XL Specialty Insurance Company and XL Reinsurance America, Inc. filed a Complaint for Declaratory Judgment against WCC and WML seeking the same cancellation of the Bond that had been sought in the federal cases.

In October 2007, XL and Westmoreland reached an agreement that XL would leave the bond in place, but required Westmoreland to fund an escrow account to fully collateralize the bond over a six-year period. Funding is to commence in June 2008, in equal monthly installments of $125,000. The parties are presently finalizing the settlement agreement.

Legal Proceedings involving Westmoreland Coal Company, Westmoreland Resources, and/or Western Energy

Royalty Claims by Minerals Management Service and Related Tax Claims by Montana Department of Revenue

The U.S. Minerals Management Service, or MMS, and the Montana Department of Revenue, or MDR, have each asserted numerous administrative claims against Western Energy Company, or WECO, for federal coal royalties and state taxes allegedly due and owing on payments received by WECO from customers.

There are three types of claims as described below: transportation claims, gross inequity claims, and take or pay claims. The Company believes that WECO has meritorious defenses against all of the royalty and tax claims made by the MMS and the MDR. The Company plans to seek relief in Federal District Court (MMS) and Montana State Court (MDR) and expects favorable rulings.

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

Transportation Claims

The MMS and MDR claim that revenues earned under the Transportation Agreement with the Colstrip 3&4 buyers are, in reality, payments for the production of coal, and therefore royalty and tax bearing.

The MMS claims currently are for three different audit periods: October 1991 through December 1995, January 1996 through December 2001, and January 2002 through December 2004. The claims for the first two audit periods were confirmed on appeal to the MMS on October 22, 2002 and February 29, 2003, but limited to 7 years prior to 2002, due to the applicable statute of limitations. These claims (approximately $5.0 million) were appealed to the Interior Board of Land Appeal, or IBLA. On September 12, 2007, the IBLA affirmed the earlier MMS decision with respect to these first two assessments. On December 12, 2007, WECO appealed the IBLA decision to the Federal District Court in D.C. The claims (approximately $1.6 million) for the third audit period (2002-2004) are on initial appeal to the MMS, and WECO filed its Statement of Reasons on July 5, 2007.

In 2003, MDR assessed state coal royalties for years 1997 and 1998 on the transportation charges collected by WECO. In 2006, MDR also issued additional assessments for tax years 1998-2001. WECO has appealed and MDR has elected to proceed to hearing on these objections using its internal administrative hearing process. Ultimate adjudication could be before the Montana Supreme Court. The total state tax claims through the end of 2001, including interest through December 31, 2007, is approximately $22.7 million. A hearing is scheduled before the Montana State Tax Appeal Board in September 2008.

Neither the MMS nor the DOR has made royalty or tax demands for all periods during which WECO has received payments for transportation of coal. Presumably, the royalty and tax demands for periods after the years in dispute, generally, 1995 to 2004, and future years will be determined by the outcome of the pending proceedings. However, if the MMS and MDR were to make demands for all periods through the present, including interest, the total amount claimed against WECO, including the pending claims and interest thereon through December 31, 2007, could exceed $35.0 million.

Gross Inequity Claim

On April 29, 2004, MMS issued a demand for a royalty payment in connection with a settlement agreement dated February 21, 1997 between WECO and its customer, Puget Sound Energy, which reduced the price of coal paid by Puget. WECO filed a notice of appeal with MMS and the matter is still pending. The amount of the royalty claim, with interest through December 31, 2007, is approximately $1.5 million.

Additionally, WECO was informed that the State of Montana has issued a claim for state coal royalties of approximately $0.8 million, including interest, related to Puget Sound Energy payments.

Take or Pay Claim

On September 24, 2002, MMS issued an order claiming the underpayment of federal coal royalties for approximately $1.8 million related to take or pay settlement payments received by WECO from the Colstrip 3&4 Buyers. WECO filed a notice of appeal on October 22, 2002 with the MMS. In the first quarter of 2008, WECO learned that the MMS had withdrawn its earlier order, thereby mooting the appeal.

McGreevey Litigation

In 2002, the Company was served with a complaint in a case styled McGreevey et al. v. Montana Power Company et al. in a Montana State court. The Plaintiffs are former stockholders of Montana Power who filed their first complaint on August 16, 2001. This was the Plaintiffs’ Fourth Amended Complaint; it added Westmoreland as a defendant to a suit against Montana Power Company, various officers of Montana Power Company, the Board of Directors of Montana Power Company, financial advisors and lawyers representing Montana Power Company and the purchasers of some of the businesses formerly owned by Montana Power Company and Entech, Inc., a subsidiary of Montana Power Company. The plaintiffs seek to rescind the sale by Montana Power of its generating, oil and gas, and transmission businesses, and the sale by Entech of its coal business or to compel the purchasers to hold these businesses in trust for the shareholders. The McGreevey plaintiffs contend that they were entitled to approve the sale by Entech to the Company even though they were not shareholders of Entech. Westmoreland believes that the case against the Company is totally without merit, and has filed an answer, various affirmative defenses and a counterclaim. The litigation was transferred to the U.S. District Court in Billings, Montana.

On April 20, 2006, a Memorandum and Order was entered by the United States District Court for the District of Montana Butte Division, which confirmed the Judge’s decision to stay the case while it awaits a decision from the Delaware Bankruptcy Court in the Entech bankruptcy case on two key issues. The first issue is whether Westmoreland is a successor in interest to Montana Power Company — Touch America or

Northwestern. The second issue is whether any claim based on failure of the corporate board to submit sale of certain assets (including those purchased by Westmoreland) to a vote of the shareholders is a derivative action belonging to the corporation, or a direct action belonging to disaffected shareholders.

In a status report filed in the Entech bankruptcy case on September 13, 2007, the McGreevey plaintiffs and the bankruptcy creditors are attempting to work out a settlement that would assign the McGreevey claims to the bankruptcy creditors. Westmoreland is currently uncertain as to whether the bankruptcy creditors would be entitled to pursue the cause of action against the Company.

No reserve has been accrued by the Company for this matter.

Other

In the ordinary course of our business, we and our subsidiaries are party to other legal proceedings that are not considered material.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of 2007.

Executive Officers of the Company

The following table shows the executive officers of the Company, their ages as of March 1, 2008, positions held and year of election to their present offices. All of the officers are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

Name	Age	Position	Held Since

Keith E. Alessi(1)	53	President and Chief Executive Officer	2007
David J. Blair(2)	54	Chief Financial Officer	2005
John V. O’Laughlin(3)	56	Vice President, Coal Operations	2005
Todd A. Myers(4)	44	Vice President, Coal Sales	2002
Kevin A. Paprzycki(5)	37	Controller and Principal Accounting Officer	2006
Morris W. Kegley(6)	60	General Counsel	2007

(1)	Mr. Keith E. Alessi was elected President and Chief Executive Officer of Westmoreland Coal Company on August 16, 2007. He had served as interim President and interim Chief Executive Officer since May 2007. Mr. Alessi was also elected a director of Westmoreland Coal Company at the annual meeting of stockholders on August 16, 2007. He has served as a member of the Board of Directors and Chairman of the audit committee of Town Sports International Holdings, Inc. from April 1997 to present and H&E Equipment Services, Inc. from November 2002 to present. He has served as a member of the Board of Directors of MWI Veterinary Supply, Inc. from 2003 to present. Mr. Alessi is adjunct lecturer at the Ross School of Business at the University of Michigan from March 2002 to present. Mr. Alessi was also Chief Executive Officer of Lifestyle Improvement Centers, LLC from April 2003 to May 2006.

(2)	Mr. Blair joined Westmoreland in April 2005. He joined Westmoreland after seventeen years with Nalco Chemical Company where he was most recently acting Chief Financial Officer for Ondeo Nalco Company, a global specialty chemical company.

(3)	Mr. O’Laughlin joined Westmoreland in February 2001 as Vice President, Mining, and was named President and General Manager of Dakota Westmoreland Corporation in March 2001. He later became President and General Manager of Western Energy Company and President of Texas Westmoreland Coal Company and was promoted to Vice President of Coal Operations for Westmoreland Coal Company in May 2005. Prior to joining Westmoreland, Mr. O’Laughlin was with Morrison Knudsen Corporation’s mining group for twenty-eight years, most recently as Vice President of Mine Operations, which included responsibility for the contract mining services at the Absaloka Mine.

(4)	Mr. Myers rejoined Westmoreland in January 2000 as Vice President, Marketing and Business Development and in 2002 became Vice President, Sales and Marketing. He originally joined Westmoreland in 1989 as a Market Analyst and was promoted in 1991 to Manager of the Contract Administration Department. He left Westmoreland in 1994. Between 1994 and 2000, he was Senior Consultant and Manager of the environmental consulting group of a nationally recognized energy-consulting firm, specializing in coal markets, power development, and environmental regulation.

(5)	Mr. Paprzycki joined Westmoreland as Controller and Principal Accounting Officer in June 2006. Prior to joining Westmoreland he held the position of Corporate Controller at Applied Films Corporation from November 2005 to June 2006. From June 2004 to November 2005, he was Chief Financial Officer at Evans and Sutherland Computer Corporation, and the company’s Director of Finance from June 2001 to June 2004. Mr. Paprzycki became a Certified Public Accountant in 1994 and a Certified Financial Manager and Certified Management Accountant in 2004.

(6)	Mr. Kegley joined Westmoreland in October 2005. Prior to joining Westmoreland he held legal positions with Peabody Energy Company from February 2004 to October 2005, AngloGold North America from

June 2001 to February 2004, Kennecott Energy Company from August 1998 to June 2001, and Amax Coal Company and Cyprus Amax Minerals Company from February 1981 to July 1998. He is a member of the bar of Indiana, Illinois, Wyoming and Colorado.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Our common stock is listed and traded on the American Stock Exchange, or AMEX, under the symbol “WLB”.

The following table shows the range of sales prices for our common stock, par value $2.50 per share (the “Common Stock”), and Depositary Shares, each representing one quarter of a share of the Company’s Series A Convertible Exchangeable Preferred Stock, $1.00 par value per preferred share (the “Depositary Shares”) for the past two years, as reported by the AMEX.

	Sales Prices
	Common Stock		Depositary Shares
	High	Low	High	Low

2006
First Quarter	$26.25	$22.40	$50.00	$43.00
Second Quarter	33.55	23.05	59.50	44.50
Third Quarter	25.61	18.65	49.00	44.00
Fourth Quarter	23.85	18.76	48.25	41.05
2007
First Quarter	23.40	17.83	49.00	41.10
Second Quarter	28.75	18.90	52.00	45.00
Third Quarter	28.65	16.30	50.50	44.10
Fourth Quarter	21.00	12.14	49.00	44.50

Approximate Number of Equity Security Holders of Record:

Number of Holders of Record
Title of Class	(As of March 1, 2008)

Common Stock ($2.50 par value)	1,323
Depositary Shares, each representing one-quarter of a share of Series A Convertible Exchangeable Preferred Stock	15

Stock Performance Graph

The following performance graph compares the cumulative total stockholder return on the Company’s Common Stock for the five-year period December 31, 2002 through December 31, 2007 with the cumulative total return over the same period of the AMEX Market Index, and a peer group index which consists of Arch Coal Inc., CONSOL Energy Inc., Massey Energy Co., Peabody Energy Corp. and Alliance Resources Partners. These comparisons assume an initial investment of $100.00 and reinvestment of dividends.

December 31,	2002	2003	2004	2005	2006	2007
Westmoreland Coal Co.	100	149	259	195	168	118
Peer Group Index	100	160	266	445	399	693
Amex Market Index	100	136	156	172	192	216

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

Dividends

We issued the Depositary Shares on July 19, 1992. Each Depositary Share represents one-quarter of a share of our Series A Convertible Exchangeable Preferred Stock. We paid quarterly dividends on the Depositary Shares until the third quarter of 1995, when we suspended dividend payments pursuant to the requirements of Delaware law, described below. We resumed dividends to preferred shareholders on October 1, 2002 and suspended them on July 2, 2006. The quarterly dividends, which are accumulated through and including January 1, 2008 amount to $15.9 million in the aggregate ($99.03 per preferred share or $24.76 per Depositary Share). We cannot pay dividends on our common stock until we pay the accumulated preferred dividends in full.

There are statutory and contractual restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which we are incorporated. Under Delaware law, we are permitted to pay preferred stock dividends only: (1) out of surplus, surplus being the amount of shareholders’ equity in excess of the par value of our two classes of stock; or (2) in the event there is no surplus, out of net profits for the fiscal year in which a preferred stock dividend is declared (and/or out of net profits from the preceding fiscal year), but only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $160,000 at December 31, 2007). We are currently reporting a deficit in shareholders’ equity of $177.3 million. As a result, we are currently prohibited from paying preferred stock dividends. In March 2008, we sold $15.0 million of senior secured convertible notes. Pursuant to the agreement with the noteholders, we cannot pay dividends so long as those notes are outstanding. As a result, we are currently prohibited from paying dividends on our preferred or common stock.

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12 below.

ITEM 6 —	SELECTED FINANCIAL DATA

Westmoreland Coal Company and Subsidiaries

Five-Year Review

Consolidated Statements of Operations Information	2007	2006(1)	2005	2004	2003
	(In thousands; except per share data)

Revenues:
Coal	$418,870	$393,482	$361,017	$319,648	$294,892
Energy	84,953	43,244	—	—	—
Power and other	394	7,681	12,727	12,741	15,824

Total revenues	504,217	444,407	373,744	332,389	310,716
Cost and expenses	510,099	439,790	377,374	335,289	310,478

Operating income (loss)	(5,882)	4,617	(3,630)	(2,900)	238
Interest expense	(24,638)	(19,234)	(10,948)	(10,966)	(10,804)
Minority interest	(1,194)	(2,244)	(950)	(1,154)	(773)
Interest and other income	8,395	6,162	5,250	4,808	3,121

Loss from continuing operations before income taxes	(23,319)	(10,699)	(10,278)	(10,212)	(8,218)
Income tax benefit (expense)	(199)	(2,405)	(2,667)	(896)	1,132

Loss from continuing operations	(23,518)	(13,104)	(12,945)	(11,108)	(7,086)
Income from discontinued operations, net of income tax	1,725	406	—	—	2,113

Net loss before cumulative effect of changes in accounting principles	(21,793)	(12,698)	(12,945)	(11,108)	(4,973)
Cumulative effect of changes in accounting principles, net	—	—	2,662	—	(22)

Net loss	(21,793)	(12,698)	(10,283)	(11,108)	(4,995)
Less preferred stock dividend requirements	1,360	1,585	1,744	1,744	1,752
Less premium on exchange of preferred stock for common stock	—	791	—	—	—

Net loss applicable to common shareholders	$(23,153)	$(15,074)	$(12,027)	$(12,852)	$(6,747)

Net loss per share applicable to common shareholders:
Basic	$(2.53)	$(1.72)	$(1.45)	$(1.59)	$(0.87)
Diluted	$(2.53)	$(1.72)	$(1.45)	$(1.59)	$(0.87)
Weighted average number of common shares outstanding:
Basic	9,166	8,748	8,280	8,099	7,799
Diluted	9,385	9,105	8,868	8,662	8,338
Balance Sheet Information
Working capital deficit	$(94,674)	$(66,773)	$(20,138)	$(6,608)	$(16,485)
Net property, plant and equipment	442,426	431,452	211,157	204,557	194,357
Total assets	782,528	761,382	495,871	462,730	424,086
Total debt	271,448	306,007	112,243	117,259	93,469
Shareholders’ deficit(2)	(177,257)	(185,933)	(30,208)	(19,038)	(9,389)

(1)	Effective June 29, 2006, the Company acquired a 50% interest in a partnership, which owns the 230 MW ROVA power plants from a subsidiary of E.ON U.S. LLC. The acquisition increased the Company’s ownership interest in the partnership to 100%.

(2)	Effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 158, or SFAS 158. Upon adoption of the Standard, the Company recorded an increase in stockholders’ deficit of $129.8 million to reflect on its balance sheet the underfunded status of its pension and postretirement benefit plans.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Disclaimer

Please keep in mind the Forward-Looking Disclaimer on page 3 as you review the following discussion and analysis.

Overview

Competitive, economic and industry factors

We are an energy company. We mine coal, which is used to produce electric power, and we own power-generating plants. We own five mines, which supply power plants. Several of these power plants are located adjacent to our mines, and we sell virtually all our coal under multi-year contracts. Due to the generally longer duration and terms of our contracts, we enjoy relatively stable demand and margins compared to competitors who sell more of their production on the spot market and under shorter-term contracts. We also sell under shorter-term contracts a small amount of coal produced by others.

We own the ROVA power project. ROVA consists of two coal-fired units with a total generating capacity of 230 megawatts, or MW. ROVA supplies power pursuant to long-term contracts.

According to the 2008 Annual Energy Outlook prepared by the EIA, approximately 49% of all electricity generated in the United States in 2006 was produced by coal-fired units. The EIA projects that the demand for coal used to generate electricity will increase approximately 1.4% per year from 2006 through 2030. Consequently, we believe that the demand for coal will grow, in part because coal is the lowest cost fossil fuel used for generating electric power.

Revenues and expenses

In 2007, we had an operating loss of $5.9 million, of which $27.9 million came from our heritage segment and $10.8 million from our corporate segment, offset by $18.7 million of income from our coal operations and $14.1 million of income from our power operations.

Challenges

We believe that our principal challenges today include the following:

•	obtaining adequate capital for our on-going operations;

•	renegotiating sales prices to reflect higher market prices and fully recover increased commodity and production costs;

•	continuing to fund high heritage health benefit expenses which continue to be adversely affected by inflation in medical costs, longer life expectancies for retirees, and the failure of the UMWA retirement fund trustees to manage medical costs;

•	maintaining and collateralizing, where necessary, our Coal Act and reclamation bonds;

•	funding required contributions to pension plans that are underfunded;

•	complying with new environmental regulations, which have the potential to significantly reduce sales from our mines; and

•	defending against claims for potential taxes and royalties assessed by various governmental entities, most of which we believe are subject to reimbursement by our customers.

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

We believe we remediated five of the six material weaknesses that were identified in 2005 and 2006, in connection with the preparation of the 2005 Form 10-K and Amendment No. 1 to our 2005 Form 10-K. Subsequent to December 31, 2007, we plan to remediate the material weaknesses identified with the filing of our Amendment No. 2 to our 2006 Form 10-K. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements. See Item 1A, “Risk Factors.”

Critical Accounting Estimates and Related Matters

Our discussion and analysis of financial condition, results of operations, liquidity and capital resources is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Generally accepted accounting principles, or GAAP, require that we make estimates and judgments. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates.

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

Postretirement Benefits and Pension Obligations

Our most significant long-term obligations are the obligations to provide postretirement medical benefits, pension benefits, workers’ compensation and pneumoconiosis (black lung) benefits. We provide these benefits to our current and former employees and their dependents. See Notes 10 and 11 of the Consolidated Financial Statements for more information about the assumptions and estimates associated with these obligations.

We estimate the total amount of these obligations with the help of third party actuaries using actuarial assumptions and information. Our estimates are sensitive to judgments we make about the discount rate, about the rate of inflation in medical costs, about mortality rates, and about the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the Medicare Reform Act, on the benefits payable. We review these estimates and the obligations at least annually.

Actuarial valuations project that our heritage health benefit payments for retirees will increase annually until 2016 and then decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines at a rate sufficient to overcome the rate of medical cost inflation for those remaining. Beginning in 2006, we began receiving Medicare Part D prescription drug reimbursements. We expect that these reimbursements will reduce our cash payments by approximately $1.7 million in 2008.

In order to estimate the total cost of our obligation to provide medical benefits, we must make a judgment about the rate of inflation in medical costs. As our estimate of the rate of inflation of medical costs increases, our calculation of the total cost of providing these benefits increases. We have assumed that health care costs would increase by 8% in 2008 and that this rate of increase would decrease to 5.0% per year in 2014 and beyond.

The effect of a one percent change on our health care cost trend rate on our postretirement medical periodic costs and benefit obligations is summarized in the table below:

	Postretirement Benefits
	1% Increase	1% Decrease
	(In thousands)

Effect on service and interest cost components	$2,138	$(1,790)
Effect on postretirement benefit obligation	$30,928	$(26,243)

One of the estimates we have made relates to the implementation of the Medicare Reform Act. As provided for under that Act, we recognized a benefit to our anticipated future prescription drug costs for retirees and their dependents in 2003 based on a coordinated implementation of the Medicare Reform Act and our existing benefit programs, including the UMWA 1992 Plan. We adopted the subsidy approach in 2006 and continued using that approach in 2007. The subsidy approach limits our annual benefit to 28% (to a maximum of $4,424 per participant) of actual costs.

We do not pay pension or black lung benefits directly. These benefits are paid from trusts that we established and funded. As of December 31, 2007, our pension trusts were underfunded, and we expect to contribute approximately $3.2 million to these trusts in 2008. As of December 31, 2007, our Black Lung trust was overfunded by $2.2 million.

Asset Retirement Obligations, Reclamation Costs and Reserve Estimates

Asset retirement obligations primarily relate to the closure of mines and the reclamation of land upon cessation of mining. We account for reclamation costs, along with other costs related to mine closure, in accordance with Statement of Financial Accounting Standards No. 143 — Asset Retirement Obligations, or SFAS 143. This statement requires us to recognize the fair value of an asset retirement obligation in the period in which we incur that obligation. We capitalize the present value of our estimated asset retirement costs as part of the carrying amount of our long-lived assets.

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

We amortize our development costs, capitalized asset retirement costs, and some plant and equipment using the units-of-production method based on estimates of recoverable proven and probable reserves. We review these estimates on a regular basis and adjust them to reflect our current mining plans. The rate at which we record depletion also depends on the estimates of our reserves. If the estimates of recoverable proven and probable reserves decline, the rate at which we record depletion increases. Such a decline in reserves may result from geological conditions, coal quality, effects of governmental, environmental and tax regulations, and assumptions about future prices and future operating costs.

See Note 13 to the Consolidated Financial Statements for current information about these obligations and costs.

Income Taxes and Deferred Income Taxes

As of January 1, 2007, we adopted Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Upon adoption of FIN 48, we did not identify any uncertain tax positions and no tax reserve was recorded as of January 1, 2007. We have elected under FIN 48 to recognize interest and penalties related to income tax matters in income tax expense.

As of December 31, 2007, we had significant deferred tax assets. Our deferred tax assets include federal and state regular net operating losses, or NOLs, alternative minimum tax, or AMT, credit carryforwards and net deductible reversing temporary differences related to on-going differences between book and taxable income. We have reduced our deferred income tax assets by a full valuation allowance. The valuation allowance is primarily an estimate of the deferred tax assets that will more likely than not expire before they can be realized in the future by our current operations existing as of December 31, 2007. These estimates and judgments are reviewed annually and when new, material events, such as an acquisition, take place within the Company.

The Company believes it will be taxed under the AMT system for the foreseeable future due to the significant amount of statutory tax depletion in excess of book depletion expected to be generated by its mining operations. As a result, the Company has determined that a valuation allowance is required for all of its regular federal net operating loss carryforwards, since they are not available to reduce AMT income in the future. The Company has also determined that a full valuation allowance is required for all its AMT credit carryforwards, since they are only available to offset future regular income taxes payable. In addition, the Company has determined that since its net deductible temporary differences will not reverse for the foreseeable future, and the Company is unable to forecast that it will have taxable income when they do reverse, a full valuation allowance is required for these deferred tax assets. The Company has also therefore recorded a full valuation allowance for its state net operating losses, since it believes that it is more likely than not that they will not be realized.

AMT NOLs reduce our current income tax expense each year until the AMT NOLs have been fully used. At December 31, 2007, we had fully used all of our AMT NOLs.

The AMT credits that we accumulate do not expire. However, their value has not been recognized, and will not be recognized, until we can forecast paying regular income taxes and are therefore able to use the credits. This will not occur until all of our regular NOLs are used or expire and our regular income tax exceeds our AMT.

In August 2005, the Energy Policy Act of 2005 was enacted. Among other provisions, it contains a tax credit for the production of coal owned by Indian tribes. The credit is $1.50 per ton beginning 2006 through 2009 and $2.00 per ton from 2010 through 2012, with both amounts escalating for inflation. The credit may be used against regular corporate income tax for all years and against AMT for the initial period. The Company’s Absaloka Mine, which produces coal under a lease with the Crow Tribe, produces about 7.0 million tons per year. The savings are expected to be shared with the Crow Tribe when they are realized.

Contractual Obligations and Commitments

The following table presents information about our contractual obligations and commitments as of December 31, 2007. Some of the amounts below are estimates. We discuss these obligations and commitments elsewhere in this filing.

	Payments Due by Period
							After
	Total	2008	2009	2010	2011	2012	2012
	(In thousands of dollars)

Westmoreland Mining long term debt(1)	79,600	44,600	11,500	11,500	12,000	—	—
ROVA term debt(2)	130,307	32,268	31,233	15,306	8,500	8,920	34,080
ROVA acquisition debt	16,058	3,257	12,801	—	—	—	—
WRI term debt	8,500	2,125	2,125	2,125	2,125	—	—
Other debt	14,994	14,374	182	89	96	102	151
Interest on debt(3)	64,495	19,847	13,529	10,076	7,560	5,908	7,575
Capital leases	18,741	3,487	3,447	2,858	2,330	1,918	4,701
Operating leases	5,010	1,993	1,327	489	300	300	601
Workers’ compensation	13,179	978	969	956	936	921	8,419
Combined Benefit Fund(4)	28,741	3,463	3,229	3,002	2,791	2,604	13,652
Postretirement medical(5)	704,246	18,114	19,141	20,080	20,864	21,407	604,640
Qualified pension benefits(6)	71,828	2,995	7,523	5,415	5,496	4,540	45,859
SERP benefits(7)	3,234	299	297	295	292	289	1,762
Black lung benefits	14,457	1,718	1,670	1,618	1,563	1,504	6,384
Reclamation costs(8)	433,770	7,552	12,666	22,712	19,329	10,994	360,517
ROVA Coal Supply Agreement(9)	196,698	27,328	27,328	27,328	27,328	27,328	60,058

Totals	1,803,858	184,398	148,966	123,849	111,510	86,735	1,148,399

(1)	At December 31, 2007, Westmoreland Mining had deposited $30.3 million in two restricted accounts as collateral for these obligations.

(2)	At December 31, 2007, ROVA had deposited $29.0 million in a restricted account as collateral for these obligations.

(3)	In calculating the amount of interest on debt, we have assumed that the interest rates applicable to our floating rate debt would not increase or decrease from the rates in effect at December 31, 2007.

(4)	We have not accrued the present value of this obligation, because this plan is a multiemployer plan. We expense our premium payments when due.

(5)	The table presents our estimate of the undiscounted benefit payments, net of the estimated Medicare subsidiaries we will receive.

(6)	The fair value of plan assets at December 31, 2007 was $51.0 million. The obligations shown above are our expected contributions to the plan assets.

(7)	The table presents our estimate of the undiscounted benefit payments.

(8)	The table presents our estimate of the undiscounted cost for final reclamation. The accrued liability of $206.5 million as of December 31, 2007, is on a discounted basis and will increase in present value as mine closures draw nearer. The accrued liability does not consider the contractual obligations at December 31, 2007, of our customers to perform reclamation. The accrued liability also does not reflect $65.6 million held in escrow as of December 31, 2007 from contributions by customers for reclamation of the Rosebud Mine. We estimate that the present value of our net obligation for final reclamation of our mines — that is, the costs of final reclamation that are not the contractual responsibilities of others — is $137.7 million at December 31, 2007.

(9)	ROVA has two coal supply agreements with TECO Coal Corporation. The amounts shown in this table assume that ROVA continues to purchase coal under these contracts at the current volume and does not extend these contracts and that the price per ton payable under these contracts does not increase.

Financial Implications of the ROVA Acquisition

In June 2006, we acquired the 50% interest in ROVA that we did not previously own. ROVA sells electric power under two power sales agreements, one that expires in 2019 and one that expires in 2020. Capacity charges are calculated based on a rate for each MW-hour of electricity produced. The ROVA I per MW- hour capacity charge is fixed through 2008 and then steps down to a new lower rate in May 2009 through the end of the power sales agreement in 2019. The ROVA II per MW-hour capacity charge is fixed through 2009 and then steps down to a new lower rate in June 2010 through the end of the power sales agreement in 2020. ROVA’s indebtedness was structured so that ROVA’s principal and interest payments are relatively higher through 2009 and relatively lower thereafter. ROVA’s power sales agreements are structured to provide ROVA sufficient cash to repay its lenders and thus the capacity charges are relatively higher through 2009 and relatively lower thereafter.

ROVA’s historical accounting policy for revenue recognition of these capacity charges prior to July 1, 2006 had been to record them as revenue as amounts were invoiced pursuant to the provisions of the power sales agreements. As discussed below, revenue recognition rules required the Company to record these capacity charges after July 1, 2006 ratably over the remaining term of the power sales agreements, irrespective of when the amounts are billed and collected. This change, while having no effect on cash flow or total revenue recognized over the remaining term of the power sales agreements, had a significant impact on the timing of the recognition of revenue and income at ROVA.

These two power sales agreements were entered into prior to the effective date of Emerging Issues Task Force, or EITF, 91-06, “Revenue Recognition of Long-Term Power Sales Contracts” and EITF 01-08, “Determining Whether an Arrangement Contains a Lease”. Accordingly, ROVA’s power sales agreements were not subject to the accounting requirements of these pronouncements. The completion of the ROVA acquisition triggered the two power sales agreements to be within the scope of EITF 01-08. Under EITF 01-08, each of the power sales agreements is considered to contain a lease within the scope of SFAS 13, “Accounting for Leases”. Each such lease is classified as an operating lease. As a result, we must recognize revenue for future capacity charges ratably over the remaining term of the power sales agreements.

In our historical financial statements, earnings from our original 50% interest in ROVA appeared as Independent power projects-equity in earnings because ROVA was an equity method affiliate. Because we now own 100% of ROVA, it is now fully consolidated in our financial statements.

Substantial debt was incurred to finance ROVA’s development. We incurred $35.0 million of indebtedness to fund the ROVA acquisition. For more information about this indebtedness, see Note 9 to our Consolidated Financial Statements.

On March 17, 2008, Westmoreland Partners, a wholly owned subsidiary of the Company, completed a refinancing with The Prudential Insurance Company of America and Prudential Investment Management, Inc. of the ROVA Energy Project Units I & II. The refinancing provides for approximately $107.0 million of fixed rate term debt with interest rates varying from 6.0% to 11.42%. The required payments for the fixed rate term debt are $29.1 million in 2008, $22.3 million in 2009, $9.4 million in 2010, $8.0 million in 2011 and $8.8 million in 2012. The term debt is to be fully repaid before the end of 2015. The refinancing also provides for approximately $11.5 million in floating rate debt with a final maturity no later than January 31, 2011. The refinancing paid off all outstanding Bank Borrowings, Bond Borrowings, and the ROVA acquisition loan and eliminated the need for the irrevocable letters of credit, which supported the Bond Borrowings. The Company received a $5.0 million cash distribution from ROVA as part of the refinancing.

Liquidity and Capital Resources

Westmoreland Coal Company is an energy company. The Company’s current principal activities, all conducted within the United States, are the production and sale of coal from its mines in Montana, North Dakota and Texas; and the ownership of power plants. The Company’s activities are primarily conducted through wholly owned subsidiaries, which generally have obtained separate financing.

The major factors impacting the Company’s liquidity are: payments due on the term loan it entered into to acquire various operations and assets from Montana Power and Knife River in May 2001 (see Note 9) and subsequent borrowings at WML, which owns four of our mines; payments due on the project debt payable by the partnership which owns the 230 MW ROVA power plant (see Note 9); payments due on the term loan and revolving credit facility used to acquire the minority interest in WRI and to repay certain then-existing debt of WCC; cash collateral requirements for additional reclamation bonds in new mining areas; payments for the Company’s heritage health benefit costs; and ongoing reclamation costs.

At December 31, 2007, the current maturities of the Company’s long-term debt are approximately $100.9 million, of which approximately $36.3 million relates to ROVA debt, which was refinanced subsequent to December 31, 2007 (see Note 9).

Unforeseen changes in the Company’s ongoing business requirements could also impact its liquidity. The principal sources of cash flow to WCC are distributions from WRI, ROVA, and from WML, all of which are subject to the restrictions contained in their respective debt agreements.

On March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to an existing shareholder. The notes mature five years from date of issuance, carry a 9.0% interest rate and are convertible into the Company’s common stock at the noteholders’ option at an initial conversion price of $10.00 per share.

On March 17, 2008, the Company completed the refinancing of the ROVA project with an institutional lender. The refinancing included the loan used to acquire the additional interest in the ROVA project in 2006 and all of the term loans outstanding at ROVA. The refinancing allowed ROVA to make a distribution to the Company of $5.0 million when the refinancing closed.

As of March 31, 2008, the Company believes that it has capital resources or committed financing arrangements in place to provide adequate liquidity to meet all of its currently projected cash requirements through August 2008 based on its most recent forecast. The Company is considering several alternatives for raising additional capital during 2008.

The Company has also engaged a large bank to assist the Company in refinancing its existing debt at WML, with the goal of better matching debt amortization with cash flow from the mining operations. The refinancing would be designed to provide for additional availability to finance future capital requirements of the mines, and provide for an increase in the amounts allowed to be distributed to WCC. While the Company has had initial discussions with the bank and potential lenders about the refinancing, there can be no assurance that the Company will obtain the refinancing on terms acceptable to it, or at all.

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

NRGT Long-Term Contract

On September 28, 2007, our subsidiary TWCC, which operates the Jewett Mine, entered into a new lignite supply agreement with NRG Texas Power LLC, or NRG Texas. The new agreement commenced on January 1, 2008, and runs through December 31, 2018. As part of the agreement, NRG Texas has the right to terminate the supply agreement on December 31st of any year prior to the 180th day of that year. NRG Texas also has the option to extend the agreement through December 31, 2028, provided the mine still has coal reserves.

Under the terms of the agreement, NRG Texas shall reimburse TWCC for all mining costs actually incurred in mining previously agreed volumes for each year. In addition, NRG Texas will pay TWCC management fees based on the volume of lignite delivered per year.

Additionally, under the terms of the agreement, NRG Texas is responsible for the payment of final reclamation at the Jewett Mine, and will pay TWCC for all costs of final reclamation plus a profit component for work performed by TWCC. As a result of this agreement on final reclamation, TWCC increased its Contractual third party reclamation receivable to reflect the fact that effective January 1, 2008 all costs incurred by TWCC towards fulfilling its asset retirement obligation will be reimbursed by NRG Texas. The increase to TWCC’s Contractual third party reclamation receivable was offset by a corresponding decrease in TWCC’s capitalized asset retirement costs.

Factors Affecting our Liquidity

Our health benefit costs consist primarily of payments for postretirement medical and workers’ compensation benefits. We are also obligated for employee pension CBF, and pneumoconiosis benefits. It is important to note that retiree health benefit costs are directly affected by increases in medical service costs, prescription drug costs and mortality rates. The most recent actuarial valuations of our postretirement medical benefit obligations, which pertain primarily to former employees who worked in our Eastern mines and are guaranteed life-time benefits under the federal Coal Act, indicated that our postretirement medical benefit payments would increase annually through 2016 and then decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines.

The following table shows the payments we made and the Medicare Part D subsidies we received in 2007, and the expected payments and subsidies for 2008:

	2007	2008
	Actual	Expected
	Payments	Payments
	and Receipts	and Receipts
	(In millions)

Postretirement medical benefits	$16.3	$19.6
Pension contributions	3.7	3.2
CBF premiums	3.6	3.5
Workers’ compensation benefits	1.0	1.0
Medicare D subsidies received	(1.4)	(1.7)

The financing obtained in conjunction with the WML acquisitions requires quarterly interest and principal payments of approximately $4.6 million during the first three quarters of 2008, and a $34.4 million final principal and interest payment in the fourth quarter of 2008. This debt financing also requires that 25% of the excess cash flow, as defined, be set aside to fund the fourth quarter debt payment, which is due in December 2008. Therefore, only 75% of WML’s excess cash flow is available to the Company until this debt is paid off in 2008. WML also entered into the add-on debt facility in 2004, which requires the use of approximately $0.6 million of cash each quarter for debt service. The add-on facility permitted WML to undertake significant capital projects, without adversely affecting cash available to Westmoreland Coal Company. The terms of the add-on facility permitted WML to distribute $35.0 million to Westmoreland Coal Company.

In 2004 when WML entered into the add-on facility, it also extended its revolving credit facility to 2007 and reduced the amount of the facility to $12.0 million. In December 2005, WML amended the revolving facility to increase the borrowing base to $20.0 million and to extend its maturity to April 2008 to better align with its operating needs. The increase includes the ability to issue letters of credit up to $10.0 million, which WML expects to use for reclamation bond collateral requirements. As of December 31, 2007, a letter of credit for $1.9 million was supported by WML’s revolving credit facility, WML had borrowed $2.5 million against the facility and $15.6 million was available as of that date.

In June 2006, we acquired the 50% interest in ROVA that we did not previously own. This acquisition was funded with $35.0 million in acquisition debt as described in Note 9 to our consolidated financial statements. In June 2007, we extended the term of the acquisition debt to four years. At December 31, 2007, the outstanding balance of the ROVA acquisition debt was $15.2 million (net of $0.9 million of debt discount). ROVA also has project-level debt, which funded the original development of the power plants. The project-level debt requires semi-annual principal payments as also described in Note 9 to the financial statements as well as ongoing interest payments. Until that debt is paid in full, all cash distributions generated by ROVA were to be applied to the acquisition debt, with the minimum semi-annual principal payment being approximately $4.3 million. On March 17, 2008, we completed a refinancing, which paid off all of ROVA’s outstanding acquisition loan, Bank Borrowings, and Bond Borrowings and eliminated the need for the irrevocable letters of credit, which supported the Bond Borrowings. The payments required for the refinanced fixed rate term debt are $29.1 million in 2008, $22.3 million in 2009, $9.4 million in 2010, $8.0 million in 2011 and $8.8 million in 2012. The term debt will be fully paid off before the end of 2015.

On March 30, 2007, we assumed operations of our Absaloka Mine from WGI, and additionally purchased from WGI mining and office equipment for $7.9 million and tools, spare parts and supplies, and coal inventory for $2.3 million. As part of the transaction, WGI released the $7.0 million reclamation escrow account to WRI, and WRI released WGI from its financial obligation to complete final reclamation of the mine. WRI made significant additional capital expenditures during 2007 and we expect we will need to make further investments in mine development projects, mining equipment and to support bonding requirements in the future.

On September 28, 2007, WRI entered into a 30-day term loan agreement with First Interstate Bank in the amount of $4.5 million. The proceeds from the term loan were used to help fund WRI’s redemption of WGI’s 20% ownership in WRI for $13.5 million. The redemption left the Company as the sole shareholder in WRI. The term loan was repaid and the loan agreement expired on October 28, 2007.

On October 29, 2007, WRI executed a Business Loan Agreement, or Agreement, with First Interstate Bank. The Agreement provides WRI with term debt of $8.5 million and a revolving credit facility of $20.0 million. The term debt requires sixteen quarterly payments of principal and interest with the final payment due September 20, 2011. The revolving credit facilities mature October 28, 2008. Interest on both notes is payable at the prime rate (7.25% per annum at December 31, 2007). The two notes are collaterized by WRI’s inventory, chattel paper, accounts receivable and equipment. The Agreement requires WRI to comply with certain covenants and minimum financial ratio requirements related to debt service coverage, tangible net worth and capital expenditures. WCC is guarantor of the notes. The Agreement replaces the revolving lines of credit of $14.0 million to WCC. The outstanding balance of $11.2 million on the WCC line of credit facility was fully repaid to First Interstate Bank on October 29, 2007.

Our ongoing and future business needs may also affect liquidity. We do not anticipate that our revenues will diminish materially as a result of any future downturn in economic conditions because ROVA produces relatively low-cost, power and most of our coal production is sold under long-term contracts, which help insulate us from unfavorable market developments. However, contract price reopeners, contract renegotiations, contract expirations or terminations and market competition could affect future coal revenues and our liquidity.

Cash Balances and Available Credit

Consolidated cash and cash equivalents at December 31, 2007 totaled (in thousands):

ROVA	$15,674
Westmoreland Risk Management	2,336
Westmoreland Mining	813
Westmoreland Resources, Inc.	555
Other	358

Total consolidated cash and cash equivalents	$19,736

The cash at WML is available to the Company through quarterly distributions, subject to the restrictions described above. The cash at Westmoreland Risk Management, our captive insurance subsidiary, is available to the Company through dividends. Under the provisions of the ROVA acquisition loan, all cash distributions from ROVA subsequent to December 31, 2006, are to be applied to the principal balance of the loan and related interest and will therefore not be available to the Company through distributions until the loan has been repaid.

The Company has also engaged a large bank to assist the Company in refinancing its existing debt at WML, with the goal of better matching debt amortization with cash flow from the mining operations. The refinancing would be designed to provide for additional availability to finance future capital requirements of the mines, and provide for an increase in the amounts allowed to be distributed to WCC. While the Company has had initial discussions with the bank and potential lenders about the refinancing, there can be no assurance that the Company will obtain the refinancing on terms acceptable to it, or at all.

As of December 31, 2007, WML had $15.6 million of its $20.0 million revolving line of credit available to borrow. As of December 31, 2007, WRI had $2.3 million of its $14.0 million revolving line of credit available to borrow.

Restricted Investments

We had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $76.5 million at December 31, 2007 compared to $69.7 million at December 31, 2006. The restricted cash at December 31, 2007 included $30.8 million in ROVA’s debt service accounts and prepayment accounts and $33.3 million in Westmoreland Mining’s debt service reserve, long-term prepayment and reclamation escrow accounts, $13.2 million of which we have classified as non-current assets and $20.1 million of which we have classified as current assets. At December 31, 2007 our WRI reclamation, workers’ compensation and postretirement medical benefit cost obligation bonds were collateralized by interest-bearing cash deposits of $12.4 million. In addition, we had accumulated reclamation deposits of $65.6 million at December 31, 2007, representing cash received from customers of the Rosebud Mine to pay for reclamation, plus interest earned on the investments.

Preferred Stock

During 2006, we exchanged a total of 179,818 Depositary Shares at an exchange ratio of 1.8691 shares of Common Stock for each Depositary Share, compared to the conversion ratio of 1.708 provided for under the terms of the Certificate of Designation governing the preferred stock. As a result of these preferred stock exchanges, $0.8 million of premium on the exchange of preferred stock for common stock was recorded in 2006, as an increase in net loss applicable to common shareholders. This premium on the exchange of preferred stock for common stock represents the excess of the fair value of consideration transferred to the preferred stock holders over the value of consideration that would have been exchanged under the original conversion terms. While we can redeem preferred shares for cash at any time for the redemption value of $25.00 plus accumulated dividends, we agreed to these negotiated exchanges as a cash conservation measure and because they reduced the number of outstanding Depositary Shares, thereby eliminating $3.9 million of accumulated dividends and associated future dividend requirements.

Historical Sources and Uses of Cash

Cash provided by operating activities was $83.5 million for 2007 compared with $29.4 million for 2006. The increase in noncash charges to income, which includes depreciation, amortization, share based compensation, provision for obsolete inventory, minority interest and gains on sales of assets, in 2007 increased cash provided by operating activities by $9.3 million. The majority of this increase related to depreciation resulting from the consolidation of ROVA and increased capital expenditures and $4.5 million of restructuring charges recorded in 2007. This increase was partially offset by the increase in net loss. Net loss was $21.8 million for 2007 compared to $12.7 million for 2006. Cash provided by operating activities in 2007 also reflects $27.6 million of revenue deferred under ROVA’s long-term sales agreements compared to $14.5 million for 2006. Changes in working capital increased cash provided by operating activities in 2007 by $36.5 million compared to an increase in cash from changes in working capital of $1.0 million in 2006. The increase in 2007 related primarily to favorable changes of $22.9 million, $13.2 million and $9.7 million in accounts receivable, asset retirement obligation and deferred revenue accounts, respectively, partially offset by an unfavorable change of $12.4 million in accounts payable.

Cash provided by operating activities was $29.4 million for 2006 compared with $28.8 million for 2005. The increase in net loss in 2006 reduced cash provided by operating activities by $2.4 million, which was offset by $9.3 million of increases in non-cash charges to income. Cash provided by operating activities includes $14.5 million invoiced under our power sales agreements, which has been recorded as deferred revenue. Cash distributions from independent power projects decreased $9.4 million in 2006, primarily because our ROVA distributions received after the acquisition were consolidated. Changes in working capital increased cash provided by operating activities in 2006 by $1.0 million compared to an increase in cash provided from changes in working capital of $18.4 million in 2005.

Our working capital deficit was $94.7 million at December 31, 2007 compared to $66.8 million at December 31, 2006. The increase in our working capital deficit resulted primarily from a $24.1 million increase in our current debt obligations. Decreases of $7.0 million for cash and cash equivalents and $7.6 million of accounts receivables also contributed to the increase in working capital deficit, partially offset by a $16.8 million increase in the current portion of restricted cash and bond collateral.

Our working capital deficit was $66.8 million at December 31, 2006 compared to $20.1 million at December 31, 2005. The increase in our working capital deficit resulted primarily from the $35.0 million short-term ROVA financing, the consolidation of ROVA, which had $28.2 million of negative working capital and the elimination of $14.1 million in deferred overburden removal costs as the result of a change in accounting principle discussed in Note 5 to our Consolidated Financial Statements. This accounting change had no effect on cash flows.

We used $44.2 million of cash in investing activities in 2007 compared to $33.9 million in 2006. The increase was primarily driven by the $16.9 million paid in connection with the acquisition of WGI’s minority interest in our Absaloka Mining operations and our assumption of the mine’s operations. Additions to property, plant and equipment in 2007 of $31.4 million compared to $20.9 million of additions in 2006, also contributed to the increase in cash in investing activities. These increases were partially offset by the $12.7 million of proceeds from the sale of our royalty interest at the Caballo Mine in Wyoming in February. Cash used in investing activities in 2006 was partially offset by the $5.1 million received from the sale of mineral interests in Colorado.

We make capital expenditures primarily to improve and replace existing mining equipment and improve the overall efficiency of mining operations. We anticipate that capital expenditures during 2008 will range from approximately $50.0 million to $60.0 million. We anticipate that we will fund these capital expenditures with available cash, cash generated from operations, and existing credit facilities.

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

We used $46.3 million of cash from our financing activities in 2007 compared to $20.0 million provided from financing activities in 2006. In 2007, we made $61.2 million of payments on our long-term debt. In 2006, we received $35.0 million to finance the ROVA acquisition, which was offset by the repayment of $25.6 million of our long-term debt.

We received $20.0 million of cash from our financing activities in 2006. This increase was primarily a result of $35.0 million of borrowings to finance the ROVA acquisition and was offset by the repayment of $25.6 million of long-term debt. Cash used in financing activities of $5.8 million in 2005 was primarily the result of $7.2 million in borrowings under our long-term debt and revolving lines of credit offset by $12.2 million used for the repayment of long-term debt.

Severance Benefits Payable to Former CEO

In May 2007, Christopher K. Seglem was terminated as Chairman, CEO and President of the Company. Mr. Seglem asserts that he is entitled to payment of severance benefits under an Executive Severance Policy dated December 8, 1993. The total amount of the severance benefits payable to Mr. Seglem has not been determined because the Executive Severance Policy is subject to different interpretations in regard to certain important terms. The Company and Mr. Seglem have been attempting to resolve the differences in interpretation in the Executive Severance Policy through discussions but no assurances can be given that the differences will be resolved. If Mr. Seglem were to bring litigation against the Company to enforce what he believes are his rights under the Executive Severance Policy, the Company would be required to pay his attorney’s fees under the terms of the policy, unless a court were to determine that under the circumstances, recovery of all or a part of any such fees would be unjust. If Mr. Seglem’s interpretation of the severance policy were to be upheld by a court, he would be entitled to severance payments of approximately $3.8 million plus reimbursement of his attorney’s fees. The Company has recorded a reserve of $1.8 million for this matter.

Pricing Outlook

Pricing for about 13% of our sales tons expired on December 31, 2007 and were renewed effective January 1, 2008 at an average 30% price increase. Contracts covering about 5% of our expected sales tonnage are scheduled to expire on December 31, 2008, with anticipated renewals and repricing effective January 1, 2009. An additional 10% of our contract sales tonnage is scheduled to expire at the end of 2008, but we anticipate that our customers will exercise the two-year extension options available to them. Contracts covering about 12% of our expected sales tonnages are scheduled to expire on December 31, 2009, with anticipated renewals and repricing effective January 1, 2010.

During 2007, we renegotiated our sales agreement between the Jewett Mine and NRG Texas. The new amended and restated agreement ends the prior annual fixed price determination based upon equivalent Southern Powder River Basin coal prices as utilized at the plant and converts the contract to a cost-plus basis effective January 1, 2008. Although our pricing and profitability are no longer directly determined by market prices, NRG Texas has the option to increase or decrease contract volumes or terminate the agreement. We presume that it would exercise these options based upon its alternate costs of procuring, transporting, and utilizing Southern Powder River Basin coal, the strategic implications of shutting down the mine, and its contractual obligations for reclamation costs.

Approximately half of our tons sold in 2008 will be under cost-plus contracts that cover all of our costs and provide a pre-determined profit component, which can be adjusted by certain incentive adjustments. Approximately an additional 20% of our tons are sold under contracts with pricing calculated from a combination of our actual costs, certain commodity cost indices, a predetermined profit formula, and a mechanism for reimbursement of our capital expenditures. Another 20% of our tonnages are sold under a contract that indexes pricing to certain indices.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements within the meaning of the rules of the Securities and Exchange Commission.

Results of Operations

2007 Compared to 2006

Coal Operations

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Years Ended
	2007	2006	Change

Revenues — thousands	$418,870	$393,482	6%
Volumes — millions of equivalent coal tons	30.0	29.4	2%
Cost of sales — thousands	$345,395	$311,629	11%

Tons of coal sold increased in 2007 by approximately 0.6 million tons from 2006.

Our coal revenues increased by approximately $25.4 million in 2007 from 2006, due to the increase in tons sold and a 4% overall increase in pricing.

Our coal segment’s cost of sales in 2007 increased by $33.8 million from 2006. This increase was primarily driven by increases in our operating and maintenance costs, higher production taxes and royalties, $2.0 million of lease costs accrued as a result of the amendment to the Crow Tribe lease agreement, and the write-off of $1.1 million of inventory made obsolete as a result of equipment retired in connection with our Jewett Mine’s new sales agreement and related new mining equipment plan.

Our coal segment’s depreciation, depletion, and amortization expenses in 2007 increased by approximately $4.0 million from 2006. This increase resulted from increased depletion expenses from asset retirement cost assets, which increased at the end of 2006 as a result of updated engineering studies, as well as from increases in capital expenditures and new capital leases for equipment at the mines.

Our coal segment’s 2007 selling and administrative expenses increased by $1.3 million from 2006, primarily as a result of increases in legal and professional fees, information technology costs, and costs associated with the assumption of our Absaloka Mine’s operations.

Power

Power segment operating income was $14.2 million in 2007 compared to $11.9 million in 2006. Our energy revenues and cost of sales both increased from 2006 to 2007 as a result of the ROVA acquisition and consolidation beginning effective July 1, 2006. Our 2007 energy revenues were $85.0 million, an increase from our 2006 energy revenues of $43.2 million. Our 2007 energy costs and expenses were $71.2 million, an increase from our 2006 energy costs and expenses of $39.0 million. We reported ROVA equity in earnings of $7.3 million in 2006 prior to the acquisition and consolidation.

In connection with the ROVA acquisition, on July 1, 2006 we changed our method of recognizing revenue under ROVA’s long-term power sales agreements (see Financial Implications of the ROVA Acquisition). For 2007 and 2006, revenue received under these agreements totaling $27.6 million and $14.5 million, respectively, was deferred.

The following table summarizes the power segment’s results for the years ended December 31, 2007 and 2006:

	2007	2006

50% share of ROVA earnings shown as equity in earnings	$—	$7,315
Ft. Lupton equity earnings	394	366

Total equity earnings	394	7,681

Energy revenues	84,953	43,244
Costs and expenses:
Cost of sales — energy	(54,951)	(28,376)
Depreciation, depletion, and amortization	(9,685)	(4,793)
Selling and administrative	(5,845)	(5,727)
Restructuring charge	(698)	—
Loss on sales of assets	(18)	(123)

Energy revenue less costs and expenses	13,756	4,225

Power segment operating income from continuing operations	$14,150	$11,906

Other income (expense):
Interest expense	(13,822)	(7,845)
Interest income	2,343	1,223
Other income (loss)	1	(8)

Income from continuing operations before income taxes	$2,672	$5,276

(1)	The Company recorded $27.6 million and $14.5 million in deferred revenue in 2007 and 2006, respectively, related to capacity payments at ROVA.

For 2007 and 2006, ROVA produced 1,590,000 and 1,639,000 MW hours, respectively, and achieved average capacity factors of 91% and 92%, respectively.

We also recognized $394,000 in equity earnings in 2007, compared to $366,000 in 2006, from our interest in the Ft. Lupton project.

In August 2007, the Company sold its power operation and maintenance business to NAES for $0.8 million. Included in the sale were operation and maintenance contracts for four power plants owned by Dominion Resources (Altavista, Hopewell, Southampton and Gordonville), as well as certain fixed assets of Westmoreland Technical Services. The Company has also contracted with NAES to provide contract operation and maintenance services at the Company’s 100% owned ROVA power facility in North Carolina. The sale of the power operation and maintenance business resulted in a gain of $0.5 million during 2007.

The results of operations for the Company’s power operation and maintenance business and the gain on the sale are reported within discontinued operations in the Consolidated Statements of Operations.

Heritage

Our 2007 heritage costs decreased by $5.0 million from 2006 expenses. This decrease resulted primarily from a $5.8 million settlement reached with the Combined Benefit Fund, which was recorded in 2007. An increase in our black lung expenses partially offset the Combined Benefit Fund settlement as a result of a $0.4 million benefit recorded in 2006, compared to $0.3 million of expense in 2007. The benefit in 2006 resulted from favorable actuarial projections, which decreased our obligations.

Restructuring

In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on our analysis of our internal operations, our future customer commitments, our current and potential markets, and our financial projections for profitability. During 2007, we recorded a restructuring charge of $4.5 million, which included $4.3 million of termination benefits and outplacement costs and $0.2 million of lease costs related to the consolidation of corporate office space. We expect these charges to be paid out over the next year and result in approximately $2.6 million of annual salary reductions in our cost of sales and general and administrative expenses. The restructuring liability is reflected in “Accrued severance and other liabilities” in the Consolidated Balance Sheets.

Corporate

Our corporate selling and administrative expenses increased by $0.8 million from 2006 to 2007. This increase resulted primarily from increases in legal and professional service fees. A gain of $5.6 million on the sale of our royalty interest at the Caballo Mine in Wyoming is included in 2007, while 2006 includes a gain of $5.1 million from the sale of mineral interests in Colorado.

Interest

Interest expense was $24.6 million and $19.2 million for 2007 and 2006, respectively. The increase resulted primarily from a $6.0 million increase in ROVA interest expense as a result of 2007 having a full twelve months of interest compared to only six months in 2006. Interest income increased by $2.1 million in 2007 as a result of a $1.1 million increase in ROVA interest income, and increased interest income from our higher restricted cash and bond collateral account balances.

Income Tax

Current income tax expense in both 2007 and 2006 relates to obligations for state income taxes in North Carolina, Texas, and Minnesota. In 2006, we accrued $2.1 million for tax assessments in North Carolina for prior years.

2006 Compared to 2005

Coal Operations

The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Years Ended
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

Our coal segment’s cost of sales in 2006 increased by $22.9 million from 2005. This increase was primarily driven by an $18.0 million increase in cost of sales at the Rosebud Mine, which was driven primarily by increased base reclamation activities, higher strip ratios, higher commodity costs, and increased taxes and royalties. The Absaloka Mine’s cost of sales accounted for the remaining $4.9 million increase, which was driven mainly by higher contract mining costs and higher taxes and royalties.

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

Power

Power segment operating income was $11.9 million in 2006 compared to $9.6 million in 2005. Our 2006 energy revenues and costs of sales and expenses were $43.2 million and $39.0 million, respectively. In connection with the ROVA acquisition, we changed our method of recognizing revenue under ROVA’s long-term power sales agreements (see Financial Implications of the ROVA Acquisition). For 2006, revenue received under these agreements totaling $14.5 million was deferred. We reported equity in earnings from power operations of $7.7 million in 2006 and $12.7 million in 2005. This change was due to our 2006 acquisition and consolidation of ROVA’s results of operations effective July 1, 2006.

The following table summarizes the power segment’s results for the years ended December 31, 2006 and 2005:

	2006	2005

50% share of ROVA earnings shown as equity in earnings	$7,315	$12,272
Ft. Lupton equity earnings	366	455

Total equity earnings	7,681	12,727

Energy revenue	43,244	—
Costs and expenses:
Cost of sales — energy	(28,376)	—
Depreciation, depletion, and amortization	(4,793)	(24)
Selling and administrative	(5,727)	(3,076)
Restructuring charge	—	—
Loss on sales of assets	(123)	—

Power segment revenue less costs and expenses	4,225	(3,100)

Power segment operating income from continuing operations	$11,906	$9,627

Other income (expense):
Interest expense	(7,845)	—
Interest income	1,223	—
Other income (loss)	(8)	1,000

Income from continuing operations before income taxes	$5,276	$10,627

(1)	The Company recorded $14.5 million in deferred revenue in 2006 related to capacity payments at ROVA.

For 2006 and 2005, ROVA produced 1,639,000 and 1,601,000 MW hours, respectively, and achieved average capacity factors of 92% and 87%, respectively.

We also recognized $366,000 in equity earnings in 2006, compared to $455,000 in 2005, from our interest in the Ft. Lupton project.

Heritage

Our 2006 heritage costs increased by $1.2 million over 2005 expenses. Our black lung benefit recorded in 2006 was $0.4 million compared to a benefit of $3.1 million in 2005. The $3.1 million benefit in 2005 resulted from favorable actuarial projections, which decreased our obligations. The change in the black lung benefit was partially offset by a decrease from 2005 to 2006 in our Combined Benefit Fund and workers’ compensation expenses. These costs decreased as a result of lower medical benefit and workers’ compensation costs driven by favorable 2006 trends in our health care expenses.

Corporate

Our corporate selling and administrative expenses increased by $5.1 million from 2005 to 2006. This increase resulted primarily from a $2.3 million increase in compensation expenses combined with increased personnel costs for the finance staff and the impact of the adoption of SFAS 123(R). Also, contributing to the increase in 2006, was a $1.3 million increase in professional fees, including costs of our 2005 financial statement restatement and a $0.9 million increase in information technology consulting fees for our systems implementation.

Interest

Interest expense was $19.2 million and $10.9 million for 2006 and 2005, respectively. The increase resulted from the $7.8 million in interest expense from ROVA’s project debt following its acquisition and the ROVA acquisition debt. Interest income increased by $2.6 million in 2006 as a result of $1.2 million in ROVA interest income, and increased interest income from our restricted cash and bond collateral accounts due to increasing interest rates.

Income Tax

Current income tax expense in both 2006 and 2005 relates to obligations for state income taxes. In each of 2006 and 2005, we accrued $2.1 million for tax assessments in North Carolina for prior years.

Significant Anticipated Variances between 2007 and 2008

We anticipate that the following events, which we expect will occur in 2008 but which did not occur in 2007, or which we expect will not occur in 2008 but occurred in 2007, will affect our liquidity and our net income or loss:

•	During 2007, we reached a settlement with the CBF for the reimbursement of $5.8 million, plus interest, in past overpayments for retiree medical benefits. The settlement resulted in a $5.8 million reduction in heritage health benefit expenses and $0.6 million in interest income during 2007.

•	During 2007, we sold our royalty interest in a property for $12.7 million. The sale of the royalty interest resulted in a gain of approximately $5.6 million during 2007.

•	During 2007, we initiated a restructuring plan in order to improve our overall cost structure. The restructuring plan resulted in a charge of approximately $4.5 million during 2007. We expect a significant decrease in our restructuring charges during 2008.

•	During 2007, we wrote off $1.1 million of our Jewett Mine’s inventory which was made obsolete as a result of equipment retired in connection with the Mine’s new sales agreement and related mining equipment plan.

•	During 2007, we assumed operation of the Absaloka Mine and purchased equipment, tools, and inventory from WGI for $3.4 million. As part of assuming the Absaloka Mine’s operations, we also paid WGI a $0.8 million contract termination fee. We also redeemed WGI’s 20% ownership in WRI for $13.5 million, leaving us as the sole shareholder in WRI.

•	During 2007, we recorded $10.0 million of deferred revenue for a reserve dedication fee we received from a customer upon the extension of a coal supply agreement.

•	During 2007, we sold our power operation and maintenance business to NAES for $0.8 million. The sale resulted in a gain of $0.5 million during 2007.

•	During 2007, we had an unscheduled outage at ROVA, which had a $1.7 million negative impact on our power profits, due to reduced revenues and increased maintenance costs.

•	We expect tons sold in 2008 to remain comparable to 2007. Coal revenues are expected to increase in 2008 due to contract renewals at higher prices. However, overall costs of sales are also expected to increase more than revenues due to increased commodity costs including diesel fuel, electricity, explosives, and steel prices.

•	We expect higher depreciation, depletion, and amortization expense in 2008 as a result of continued capital expenditures at our mines and an increase in the carrying value of our capitalized asset retirement costs.

•	We expect lower selling and administrative expenses in 2008 primarily as a result of lower headcount and spending resulting from our restructuring plan, as well as lower legal and professional fees as we incurred $1.6 million of costs for our proposed rights offering in 2007.

•	We expect increased interest expense in 2008 as a result of interest charges related to the refinancing of the ROVA project, the planned refinancing of the WML debt, and the sale of convertible notes.

•	We expect higher capital expenditures during 2008 as we replace existing mining equipment and invest for future cost efficiencies in our operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and therefore does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). In February 2008, the FASB amended SFAS 157 to exclude leasing transactions and to delay the effective date by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are in the process of evaluating the effect of the adoption of SFAS 157, but do not believe it will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 provides all entities with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). At this time, we do not expect the adoption of this standard to have any impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 requires noncontrolling interests (minority interests) to be reported as a separate component of equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). Early adoption is not allowed. At this time, we do not expect the adoption of this standard to have any impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” which replaces SFAS 141. SFAS 141(R) modifies the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also provides guidance for the recognition and measurement of goodwill acquired in a business combination and for determination of required disclosures that will enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). At this time, we do not expect the adoption of this standard to have any impact on our financial position or results of operations.

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

The Company produces and sells commodities — principally coal and electric power — and purchases commodities — principally diesel fuel, steel and electricity.

The Company produces and sells coal through its subsidiaries, WRI, WML, and Westmoreland Coal Sales Company, and the Company produces and sells electricity and steam through its subsidiary WELLC. Nearly all of the Company’s coal production and all of its electricity and steam production are sold through long-term contracts with customers. These long-term contracts reduce the Company’s exposure to changes in commodity prices. These contracts typically contain price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised. The price may be adjusted in accordance with changes in broad economic indicators, such as the consumer price index, commodity-specific indices, such as the PPI-light fuel oils index, and/or changes in our actual costs. Contracts may also contain periodic price reopeners or renewal provisions, which give us the opportunity to adjust the price of our coal to reflect developments in the marketplace.

From time to time, the Company enters into derivative instruments on the notional amount of the contract to manage a portion of its exposure to the price volatility of diesel fuel used in its operations. In a typical commodity swap agreement like those to which the Company was party, the Company receives the difference between a fixed price per gallon of diesel fuel and a price based on an agreed upon published, third-party index if the index price is greater than the fixed price. If the fixed price is greater than the index price, the Company pays the difference on the notional amount of the contract.

In October 2006, the Company entered into a derivative instrument to manage a portion of its exposure to the price volatility of diesel fuel to be used in its operations in 2007. The swap contract covered 2.4 million gallons of diesel fuel at a weighted average fixed price of $2.02 per gallon, which was settled monthly during 2007.

In January 2007, the Company entered into an additional derivative instrument to be used in its operations in 2007. The swap contract covered 1.1 million gallons of diesel fuel at a weighted average fixed price of $1.75 per gallon, which was settled monthly during 2007.

The Company accounts for these derivative instruments on a mark-to-market basis through earnings. The Consolidated Financial Statements as of December 31, 2007 do not reflect any cumulative unrealized gains or losses on these contracts since they were fully settled during 2007.

Interest Rate Risk

The Company and its subsidiaries are subject to interest rate risk on its debt obligations. The debt obligations shown in the table below are indexed to either the prime rate or LIBOR. Based on balances outstanding as of December 31, 2007, a change of one percentage point in the prime interest rate or LIBOR would increase or decrease interest expense on an annual basis by the amount shown below (in thousands):

Effect of 1%
Increase or
1% Decrease

Company’s revolving lines of credit	$150
WML’s Series D notes	150
WRI’s term debt	100
ROVA’s project debt	650
ROVA acquisition debt	175

The carrying value and estimated fair value of the Company’s long-term debt with fixed interest rates at December 31, 2007 were $155.0 million and $160.6 million, respectively.

The Company’s heritage health benefit expenses are also impacted by interest rate changes because its workers compensation, pension, pneumoconiosis, and postretirement medical benefit obligations are recorded on a discounted basis.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$19,736	$26,738
Receivables:
Trade	52,732	56,923
Other	2,630	6,017

	55,362	62,940
Inventories	28,798	24,484
Restricted cash and bond collateral	20,118	3,300
Excess of trust assets over pneumoconiosis benefit obligation	—	5,566
Other current assets	3,829	4,992

Total current assets	127,843	128,020

Property, plant and equipment:
Land and mineral rights	83,048	79,442
Capitalized asset retirement cost	126,532	143,655
Plant and equipment	410,379	350,414

	619,959	573,511
Less accumulated depreciation, depletion and amortization	177,533	142,059

Net property, plant and equipment	442,426	431,452
Excess of trust assets over pneumoconiosis benefit obligation, less current portion	2,216	2,266
Advanced coal royalties	3,881	3,982
Reclamation deposits	65,613	62,486
Restricted cash and bond collateral, less current portion	56,386	66,353
Contractual third party reclamation receivables	68,811	41,938
Intangible assets, net of accumulated amortization $2.0 million at December 31, 2007 and $0.5 million at December 31, 2006	12,519	13,263
Other assets	2,833	11,622

Total Assets	$782,528	$761,382

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$86,719	$76,803
Revolving lines of credit	14,200	—
Accounts payable and accrued expenses:
Trade	47,770	50,869
Bank overdrafts	6,026	3,734
Income taxes	1,571	4,180
Interest	2,616	2,907
Production taxes	26,112	23,589
Workers’ compensation	956	949
Pension and SERP obligations	299	76
Postretirement medical benefits	18,114	16,968
Deferred revenue	995	886
Asset retirement obligations	13,470	13,832
Accrued severance and other liabilities	3,669	—

Total current liabilities	222,517	194,793

Long-term debt, less current installments	170,529	216,204
Revolving lines of credit, less current portion	—	13,000
Workers’ compensation, less current portion	8,566	8,589
Postretirement medical costs, less current portion	270,569	283,098
Pension and SERP obligations, less current portion	23,748	22,815
Deferred revenue, less current portion	52,345	15,328
Asset retirement obligations, less current portion	193,027	170,230
Other liabilities	18,484	17,756
Minority interest	—	5,502

Total liabilities	959,785	947,315
Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; issued and outstanding 160,130 shares
at December 31, 2007 and 2006	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares; issued and outstanding 9,427,203 shares
at December 31, 2007 and 9,014,078 shares at December 31,2006	23,567	22,535
Other paid-in capital	85,352	79,246
Accumulated other comprehensive loss	(116,093)	(139,424)
Accumulated deficit	(170,243)	(148,450)

Total shareholders’ deficit	(177,257)	(185,933)

Commitments and contingent liabilities	—	—
Total Liabilities and Shareholders’ Deficit	$782,528	$761,382

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
		(In thousands)

Revenues:
Coal	$418,870	$393,482	$361,017
Energy	84,953	43,244	—
Power projects — equity in earnings	394	7,681	12,727

	504,217	444,407	373,744

Cost and expenses:
Cost of sales — coal	345,395	311,629	288,728
Cost of sales — energy	54,951	28,376	—
Depreciation, depletion and amortization	38,123	29,340	21,603
Selling and administrative	44,813	42,409	35,272
Restructuring charges	4,523	—	—
Heritage health benefit expenses	27,589	32,821	31,704
Loss (gain) on sales of assets	(5,295)	(4,785)	67

	510,099	439,790	377,374

Operating income (loss)	(5,882)	4,617	(3,630)
Other income (expense):
Interest expense	(24,638)	(19,234)	(10,948)
Interest income	8,152	6,089	3,523
Minority interest	(1,194)	(2,244)	(950)
Other income	243	73	1,727

	(17,437)	(15,316)	(6,648)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(23,319)	(10,699)	(10,278)
Income tax expense from continuing operations	199	2,405	2,667

Loss before cumulative effect of change in accounting principle	(23,518)	(13,104)	(12,945)
Cumulative effect of change in accounting principle	—	—	2,662

Loss from continuing operations	(23,518)	(13,104)	(10,283)
Discontinued operations:
Income from discontinued operations, net of income tax expense of less than $0.1 million in 2007 and 2006	1,242	406	—
Gain on sale of discontinued operations	483	—	—

Income from discontinued operations	1,725	406	—

Net loss	(21,793)	(12,698)	(10,283)
Less preferred stock dividend requirements	1,360	1,585	1,744
Less premium on exchange of preferred stock for common stock	—	791	—

Net loss applicable to common shareholders	$(23,153)	$(15,074)	$(12,027)

Net loss per share from continuing operations before cumulative effect of change in accounting principle:
Basic	$(2.71)	$(1.77)	$(1.77)
Diluted	$(2.71)	$(1.77)	$(1.77)
Net income per share applicable to common shareholders from cumulative effect of change in accounting principle:
Basic	$—	$—	$0.32
Diluted	$—	$—	$0.30
Net income per share from discontinued operations:
Basic	$0.19	$0.05	$—
Diluted	$0.19	$0.05	$—
Net loss per share applicable to common shareholders:
Basic	$(2.53)	$(1.72)	$(1.45)
Diluted	$(2.53)	$(1.72)	$(1.45)

Weighted average number of common shares outstanding
Basic	9,166	8,748	8,280
Diluted	9,385	9,105	8,868

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
Years Ended December 31, 2005, 2006 and 2007

	Class A Convertible			Accumulated		Total
	Exchangeable			Other		Shareholders’
	Preferred	Common	Other Paid-In	Comprehensive	Accumulated	Equity
	Stock	Stock	Capital	Loss	Deficit	(Deficit)
			(In thousands)

Balance at December 31, 2004 (205,083 preferred and 8,168,601 common shares outstanding)	$205	$20,421	$73,143	$(8,529)	$(104,278)	$(19,038)
Common stock issued as compensation (72,863 shares)	—	183	1,536	—	—	1,719
Common stock options exercised (171,848 shares)	—	429	665	—	—	1,094
Dividends declared	—	—	—	—	(820)	(820)
Net loss	—	—	—	—	(10,283)	(10,283)
Minimum pension liability	—	—	—	(3,388)	—	(3,388)
Net unrealized gain on interest rate swap agreement	—	—	—	508	—	508

Comprehensive loss						(13,163)

Balance at December 31, 2005 (205,083 preferred shares and 8,413,312 common shares outstanding)	205	21,033	75,344	(11,409)	(115,381)	(30,208)
Common stock issued as compensation (89,939 shares)	—	225	2,339	—	—	2,564
Common stock options exercised (174,732 shares)	—	437	561	—	—	998
Dividends declared	—	—	—	—	(387)	(387)
Exchange of preferred shares for common stock (336,095 shares)	(45)	840	(4)	—	(791)	—
Cumulative effect of change in accounting for deferred overburden removal costs	—	—	—	—	(16,805)	(16,805)
Adjustment for funded status of pension and postretirement medical benefit plans upon adoption of SFAS 158	—	—	—	(129,821)	—	(129,821)
Cumulative effect of adjustment upon adoption of SAB 108	—	—	—	—	(2,388)	(2,388)
Adjustment for stock appreciation rights previously classified as a liability upon adoption of SFAS 123(R)	—	—	1,006	—	—	1,006
Net loss	—	—	—	—	(12,698)	(12,698)
Minimum pension liability	—	—	—	1,744	—	1,744
Settlement of interest rate swap agreement	—	—	—	62	—	62

Comprehensive loss						(10,892)

Balance at December 31, 2006 (160,130 preferred shares and 9,014,078 common shares outstanding)	160	22,535	79,246	(139,424)	(148,450)	(185,933)
Common stock issued as compensation (118,209 shares)	—	295	2,742	—	—	3,037
Common stock options exercised (294,916 shares)	—	737	2,019	—	—	2,756
Warrant issued in connection with loan extension	—	—	1,122	—	—	1,122
Warrant repriced in lieu of consent fee	—	—	223	—	—	223
Net loss	—	—	—	—	(21,793)	(21,793)
Adjustments to accumulated actuarial losses of pension and postretirement medical benefit plans	—	—	—	12,878	—	12,878
Amortization of accumulated actuarial loss and transition obligations	—	—	—	10,453	—	10,453

Comprehensive income						1,538

Balance at December 31, 2007 (160,130 preferred shares and 9,427,203 common shares outstanding)	$160	$23,567	$85,352	$(116,093)	$(170,243)	$(177,257)

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(21,793)	$(12,698)	$(10,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred power sales revenue	27,587	14,545	—
Equity in earnings of power projects	(394)	(7,681)	(12,727)
Cash distributions from power projects	394	1,307	10,702
Provision for obsolete inventory	1,128	—	—
Depreciation, depletion and amortization	38,123	29,340	21,603
Amortization of intangible assets and liabilities, net	(2,043)	493	—
Restructuring charge	4,523	—	—
Share-based compensation	2,467	2,963	1,719
Amortization of deferred financing costs	1,362	1,626	941
Loss (gain) on sales of assets	(5,295)	(4,785)	67
Minority interest	1,194	2,244	950
Warrant repriced in lieu of consent fee	223	—	—
Cumulative effect of change in accounting principle	—	—	(2,662)
Gain on sales of assets of discontinued operations	(483)	—	—
Changes in operating assets and liabilities:
Receivables, net	7,635	(15,244)	(7,891)
Inventories	(3,140)	(5,751)	(2,624)
Excess of trust assets over pneumoconiosis benefit obligation	5,616	(369)	(3,000)
Accounts payable and accrued expenses	(285)	12,119	11,746
Deferred revenue	9,539	(165)	2
Income tax payable	(567)	1,887	2,222
Accrual for workers’ compensation	(16)	195	1,071
Asset retirement obligation	6,260	(6,897)	6,747
Accrual for postretirement medical costs	12,460	12,377	10,226
Pension and SERP obligations	581	3,598	1,689
Other assets and liabilities	(1,549)	(708)	(1,739)

Cash provided by continuing operations	83,527	28,396	28,759
Cash provided by (used in) discontinued operations	(65)	1,038	—

Net cash provided by operating activities	83,462	29,434	28,759

Cash flows from investing activities:
Additions to property, plant and equipment	(31,358)	(20,852)	(18,344)
Increase in restricted cash and bond collateral and reclamation deposits	(9,978)	(10,527)	(5,143)
ROVA acquisition, net of cash resulting from the ROVA consolidation of $21.9 million	—	(7,714)	—
Net proceeds from sales of assets	13,332	5,171	641
Acquisition of Absaloka Mining operations, net	(16,905)	—	—

Cash used in continuing investing activities	(44,909)	(33,922)	(22,846)
Proceeds from the sale of discontinued operations	704	—	—

Net cash used in investing activities	(44,205)	(33,922)	(22,846)

Cash flows from financing activities:
Increase in bank overdrafts	2,292	3,734	—
Borrowings from long-term debt, net of debt issuance costs	8,997	30,000	1,712
Repayments of long-term debt	(61,164)	(25,955)	(12,228)
Borrowings on revolving lines of credit	219,900	196,900	22,500
Repayments on revolving lines of credit	(218,700)	(184,400)	(17,000)
Exercise of stock options	2,756	998	1,094
Dividends paid to minority shareholder of subsidiary	(340)	(880)	(1,080)
Dividends paid on preferred shares	—	(387)	(820)

Net cash provided by (used in) financing activities	(46,259)	20,010	(5,822)

Net increase (decrease) in cash and cash equivalents	(7,002)	15,522	91
Cash and cash equivalents, beginning of year	26,738	11,216	11,125

Cash and cash equivalents, end of year	$19,736	$26,738	$11,216

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$23,215	$16,649	$10,056
Income taxes	853	713	446

During 2007 and 2006, the Company entered into capital leases for equipment totaling approximately $17.9 million and $0.9 million, respectively.

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Liquidity

Westmoreland Coal Company, or the Company, or Westmoreland, or WCC, is an energy company. The Company’s current principal activities, all conducted within the United States, are the production and sale of coal from its mines in Montana, North Dakota and Texas; and the ownership of power plants. The Company’s activities are primarily conducted through wholly owned subsidiaries, which generally have obtained separate financing.

The major factors impacting the Company’s liquidity are: payments due on the term loan it entered into to acquire various operations and assets from Montana Power and Knife River in May 2001 (see Note 9) and subsequent borrowings at Westmoreland Mining LLC, or WML, which owns the mines; payments due on the project debt payable by the partnership which owns the 230 MW Roanoke Valley power plant, or ROVA, (see Note 9); payments due on the term loan and revolving credit facility used to acquire the minority interest in Westmoreland Resources, Inc., or WRI, and to repay certain then-existing debt of WCC; cash collateral requirements for additional reclamation bonds in new mining areas; payments for the Company’s heritage health benefit costs; and ongoing reclamation costs.

At December 31, 2007, the current maturities of the Company’s long-term debt are approximately $100.9 million, of which approximately $36.3 million relates to ROVA debt, which was refinanced subsequent to December 31, 2007 (see Note 9).

Unforeseen changes in the Company’s ongoing business requirements could also impact its liquidity. The principal sources of cash flow to WCC are distributions from WRI, ROVA, and from WML, all of which are subject to the restrictions contained in their respective debt agreements.

On March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to an existing shareholder. The notes mature five years from date of issuance, carry a 9.0% interest rate and are convertible into the Company’s common stock at the noteholders’ option at an initial conversion price of $10.00 per share.

On March 17, 2008, the Company completed the refinancing of the ROVA project with an institutional lender. The refinancing included the loan used to acquire the additional interest in the ROVA project in 2006 and all of the term loans outstanding at ROVA. The refinancing allowed ROVA to make a distribution to the Company of $5.0 million when the refinancing closed.

As of March 31, 2008, the Company believes that it has capital resources or committed financing arrangements in place to provide adequate liquidity to meet all of its currently projected cash requirements through August 2008 based on its most recent forecast. The Company is considering several alternatives for raising additional capital during 2008.

The Company has also engaged a large bank to assist the Company in refinancing its existing debt at WML, with the goal of better matching debt amortization with cash flow from the mining operations. The refinancing would be designed to provide for additional availability to finance future capital requirements of the mines, and provide for an increase in the amounts allowed to be distributed to WCC. While the Company has had initial discussions with the bank and potential lenders about the refinancing, there can be no assurance that the Company will obtain the refinancing on terms acceptable to it, or at all.

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

Consolidation Policy

The Consolidated Financial Statements of Westmoreland Coal Company includes the accounts of the Company and its majority-owned subsidiaries, after elimination of intercompany balances and transactions. The Company uses the equity method of accounting for investments in affiliates where its ownership is between 20% and 50% and for partnerships and joint ventures in which less than a controlling interest is held.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost and include expenditures for new facilities and those expenditures that substantially increase the productive lives of existing plant and equipment. Maintenance and repair costs are expensed as incurred. Mineral rights and development costs are depleted based upon estimated recoverable proven and probable reserves attributable to each area being mined. Plant and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives, ranging from three to 40 years. The Company assesses the carrying value of its property, plant and equipment for impairment whenever events or

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing estimated undiscounted cash flows expected to be generated from such assets to their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value. When an asset is retired or sold, its cost and related accumulated depreciation and depletion are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss. Fully depreciated plant and equipment still in use is not eliminated from the accounts.

Deferred Overburden Removal Costs

The Company accounts for the costs of removing overburden (stripping costs) in accordance with EITF Issue 04-6, “Accounting For Stripping Costs Incurred During Production In The Mining Industry”. All stripping costs incurred after January 1, 2006 during the production phase have been absorbed into inventory and recognized as a component of cost of sales — coal in the same period the related revenue was recognized. Stripping costs incurred in 2005 prior to the January 1, 2006 effective date of EITF 04-6, during the production phases were capitalized and deferred and then expensed as cost of sales — coal using methods and estimates consistent with those used to account for pre-production costs.

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

The Company adopted Interpretation No. 48 as of January 1, 2007, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Upon adoption of FIN 48, the Company did not identify any uncertain tax positions and no tax reserve was recorded as of January 1, 2007. The Company has elected under FIN 48 to recognize interest and penalties related to income tax matters in income tax expense.

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

The Company accounts for postretirement benefits other than pensions in accordance with SFAS 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” as amended by SFAS 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 106 requires the

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

cost to provide the benefits to be accrued over the employees’ period of active service. These costs are determined on an actuarial basis.

The Company elected under SFAS 106 to amortize its transition obligation for past service costs relating to these benefits over a twenty year period. Unrecognized actuarial gains and losses in excess of 10% of the greater of the PBO or the fair value of plan assets are amortized over the estimated average remaining service period for active employee plans and over the estimated average remaining life expectancy of the participants for retiree plans.

For United Mine Workers of America, or UMWA, represented union employees who retired prior to 1976, the Company provides similar medical benefits by making payments to a multiemployer union trust fund. The Company expenses such payments when they become due.

The Company sponsors non-contributory defined benefit pension plans, which are accounted for in accordance with SFAS 87 “Employers’ Accounting for Pensions” as amended by SFAS 158. SFAS 87 requires the cost to provide the benefits to be accrued over the employees’ period of active service. These costs are determined on an actuarial basis.

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS 158. This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as assets or liabilities with a corresponding adjustment to accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. Based on the Company’s unfunded obligations as of December 31, 2006, the Company’s assets decreased by approximately $4.5 million, and liabilities for pension and other postretirement benefit plans were increased by approximately $125.3 million, which resulted in an increase in shareholders’ deficit of approximately $129.8 million. The adoption of SFAS 158 does not affect the Company’s future pension and postretirement medical benefit expenses, as determined under the provisions of SFAS 106 and SFAS 87.

Workers’ Compensation Benefits

The Company is self-insured for workers’ compensation claims incurred prior to 1996. The liabilities for workers’ compensation claims are actuarially determined estimates of the ultimate losses incurred based on the Company’s experience. Adjustments to the probable ultimate liabilities are made annually based on subsequent developments and experience and are included in operations at the time of the revised estimate. Effective January 1, 2005, Westmoreland changed its method of accounting for workers’ compensation. Under the new method, the liability is recorded on a discounted basis. The gross obligation is actuarially determined using historical five-year trends for workers’ compensation medical expenses and life expectancies. A risk-free interest rate (4.5% at December 31, 2007) is then used to present value the obligation. Westmoreland believes this change is preferable since it aligns the accounting of workers’ compensation liabilities with the Company’s other long-term employee benefit obligations, which are recorded on a discounted basis. In addition, these obligations have a predictable payment pattern. The change decreased the workers’ compensation liability by $2.7 million at January 1, 2005.

Black Lung Benefits

The Company is self-insured for federal and state pneumoconiosis benefits for former employees and has established an independent trust to pay these benefits. The Company accounts for these benefits on the accrual basis in accordance with SFAS 112 “Employers’ Accounting for Postemployment Benefits.” The present value of the accumulated black lung obligation is calculated annually by an independent actuary. The overfunded status of the Company’s obligation is included as Excess of trust assets over pneumoconiosis benefit obligation in the accompanying Consolidated Balance Sheet. Actuarial gains and losses are recognized in the period in which they arise.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Asset Retirement Obligations

SFAS 143, “Accounting for Asset Retirement Obligations”, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s asset retirement obligation, or ARO, liabilities primarily consist of estimated costs related to reclaiming surface land and support facilities at its mines in accordance with federal and state reclamation laws as defined by each mining permit.

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

Financial Instruments

Pursuant to SFAS 107, “Disclosures about Fair Value of Financial Instruments”, the Company is required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the balance sheets approximate the fair value of these instruments due to the short duration to maturities. The fair value of long-term debt is based on the interest rates available to the Company for debt with similar terms and maturities.

Held-to-maturity financial instruments consist of non-derivative financial assets with fixed or determinable payments, and a fixed term, for which the company has the ability and intent to hold until maturity, and, therefore, accounts for them as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts calculated on the effective interest method. Interest income is recognized when earned.

Comprehensive Income

During 2006 and 2005, the Company recognized an additional minimum pension liability as a result of the accumulated pension benefit obligation exceeding the fair value of pension plan assets at year-end. The additional minimum liability is reported as a separate component of other comprehensive loss. The additional minimum liability decreased by $1.7 million in 2006 and increased by $3.4 million in 2005.

During 2006, the Company adopted SFAS 158 (as discussed in Note 5) and recognized the underfunded status of its pension and postretirement benefit plans. Based on its unfunded obligations, the Company recorded an adjustment for its unfunded pension liability of $4.8 million and an unfunded postretirement benefit obligation of $125.0 million as a cumulative effect adjustment to accumulated other comprehensive loss in shareholders’ deficit.

In 1992, ROVA entered into interest rate exchange agreements, or Swap Agreements, with banks, which were created for the purpose of securing a fixed interest rate. These swap agreements were classified as cash flow hedges, and therefore, unrealized gains and losses on these swap agreements were recorded as a separate

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

component of accumulated other comprehensive loss in shareholder’s deficit. The swap agreements were settled during 2006.

The following is a summary of other comprehensive loss for the years ending December 31, 2005, 2006, and 2007:

				Accumulated
		Unfunded	Unrealized Gain	Other
	Unfunded Pension	Postretirement	(Loss) on Interest	Comprehensive
	Liability	Benefit Obligation	Rate Swap	Income(Loss)
	(In thousands)

Balance at January 1, 2005	$(7,959)	$—	$(570)	$(8,529)
Increase in minimum pension liability	(3,388)	—	—	(3,388)
Unrealized gain on interest rate swap	—	—	508	508

Balance at December 31, 2005	(11,347)	—	(62)	(11,409)
Decrease minimum pension liability	1,744	—	—	1,744
Adjustment for funded status of pension and postretirement medical benefit plans upon adoption of SFAS 158	(4,782)	(125,039)	—	(129,821)
Unrealized gain on interest rate swap	—	—	62	62

Balance at December 31, 2006	(14,385)	(125,039)	—	(139,424)
Adjustments to accumulated actuarial losses of pension and postretirement medical benefit plans	(1,497)	14,375	—	12,878
Amortization of accumulated actuarial loss and transition obligations	898	9,555	—	10,453

Balance at December 31, 2007	$(14,984)	$(101,109)	$—	$(116,093)

Intangible Assets and Liabilities

The Company accounts for intangible assets and liabilities in accordance with SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and other Intangible Assets”. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and identifiable intangible assets or liabilities acquired in a business combination be recognized and reported separately from goodwill. The Company has determined that its most significant acquired identifiable intangible assets are sales and purchase agreements.

Net intangible assets and liabilities amounted to $1.2 million liability and $0.5 million asset, respectively, at December 31, 2007 and December 31, 2006. Depending on the type of intangible asset or liability, the amortization is recorded as revenue or cost of sales over the term of the agreements. Amortization of intangible assets of $1.6 million was recorded as cost of sales in 2007. Amortization of intangible assets and liabilities of $3.7 million was recorded in revenue in 2007.

Derivative Financial Instruments

The Company has used derivative financial instruments to manage exposures to commodity prices. All derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if the derivatives are not eligible for hedge accounting. Amounts in other comprehensive income are reclassified to earnings when the hedged transaction affects earnings. The Company formally documents the relationships between hedging instruments and the respective hedged items, as well as its risk management objectives for undertaking various hedge transactions. The Company evaluates the effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Earnings Per Share

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the same basis except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options, stock appreciation rights, or SARs, and warrants if dilutive, and the impact of restricted stock outstanding. The number of additional shares from options and SARs, is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The number of additional shares from restricted stock is calculated by assuming that the shares were outstanding on the earlier of January 1 or the grant date and an amount equal to the unamortized compensation costs attributable to the restricted shares outstanding is used to acquire shares of common stock at the average market price during the reporting period. For the years ended December 31, 2007, 2006 and 2005, the Company reported a net loss applicable to common shareholders, and as a result, all potential shares were antidilutive.

The following is a summary of the securities that could potentially dilute basic earnings per share, but have been excluded from the computations of diluted loss per share for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(Shares in thousands)

Outstanding SARs, options, and warrants to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	378	170	—
Other outstanding SARs, options, and warrants to purchase common stock, and restricted stock excluded because the impact would have been anti-dilutive	219	946	1,166

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is referred to as FIN 48. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Upon adoption of FIN 48, the Company did not identify any uncertain tax positions and no tax reserve was recorded as of January 1, 2007. The Company elected under FIN 48 to recognize interest and penalties related to income tax matters in income tax expense.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and therefore does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). In February 2008, the FASB amended SFAS 157 to exclude leasing transactions and to delay the effective date by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are in the process of evaluating the effect of the adoption of SFAS 157, but do not believe it will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115”. SFAS 159 provides all entities with an option to

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

report selected financial assets and liabilities at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). At this time, we do not expect the adoption of this standard to have any impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51”. SFAS 160 establishes accounting and reporting standards for (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 requires noncontrolling interests (minority interests) to be reported as a separate component of equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). Early adoption is not allowed. At this time, we do not expect the adoption of this standard to have any impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” which replaces SFAS 141. SFAS 141(R) modifies the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also provides guidance for the recognition and measurement of goodwill acquired in a business combination and for determination of required disclosures that will enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). At this time, we do not expect the adoption of this standard to have any impact on our financial position or results of operations.

2.	DISCONTINUED OPERATIONS

In August 2007, the Company sold its power operation and maintenance business to North American Energy Services, or NAES, for $0.8 million. Included in the sale were operation and maintenance contracts for four power plants owned by Dominion Resources (Altavista, Hopewell, Southampton and Gordonville), as well as certain fixed assets of Westmoreland Technical Services. The Company has also contracted with NAES to provide contract operation and maintenance services at the Company’s 100% owned ROVA power facility in North Carolina. The sale of the power operation and maintenance business resulted in a gain of $0.5 million during 2007.

The results of operations for the Company’s power operation and maintenance business and the gain on the sale are shown as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The prior period Consolidated Balance Sheet has not been recast as the assets and liabilities disposed of are not significant.

3.	ABSALOKA MINING CONTRACT AND ACQUISITION OF WASHINGTON GROUP MINORITY INTEREST

On March 6, 2007, the Company’s 80% owned subsidiary, WRI, reached an agreement to settle all contract disputes with Washington Group International, Inc., or WGI, including the lawsuit WRI had filed seeking termination of the Absaloka mining contract. As a result, WRI assumed operation of the Absaloka Mine on March 30, 2007. The agreement also includes settlement of other on-going demands by WRI and disputes between its affiliate Westmoreland Coal Sales Company and WGI.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

WRI purchased from WGI mining and office equipment for $7.9 million, and tools, spare parts and supplies, and coal inventory for $2.3 million. As part of the transaction, WGI released the $7.0 million reclamation escrow account to WRI, and WRI released WGI from its financial obligation to complete final reclamation of the mine.

WRI also hired 131 employees previously employed by WGI and assumed their accrued benefits.

The assets purchased, liabilities assumed, termination fee paid to WGI, as well as the adjustments for the release of WGI from its reclamation obligation, included in the Company’s financial statements were as follows (in thousands):

Assets:
Inventory	$2,301
Property, plant, and equipment	7,924
Asset retirement cost	4,473
Third party reclamation receivable	(11,107)

Total assets	3,591
Liabilities:
Accounts payable and accrued expenses	186

3,405
Income Statement:
Termination fee included in Cost of sales — coal	813

Total cash payment	$4,218

On September 28, 2007, WRI redeemed WGI’s 20% ownership in WRI for $13.5 million. The redemption leaves the Company as the sole shareholder in WRI. The $13.5 million cost to redeem WGI’s minority interest was allocated as follows (in thousands):

Assets:
Property, plant and equipment	$10,396
Intangible asset	1,548

Total assets	11,944

Liabilities:
Other liabilities	4,800
Minority interest	(6,356)

Total liabilities	(1,556)

Total cash payment	$13,500

4.	RESTRUCTURING

In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on an analysis of the Company’s internal operations, its future customer commitments, its current and potential markets, and its financial projections for profitability. During 2007, the Company recorded a restructuring charge of $4.5 million, which included $4.3 million of termination benefits and outplacement costs and $0.2 million of lease costs related to the consolidation of corporate office space and the closure of an office. The Company expects these charges to be paid out over the next year. The Company also expects to record additional restructuring charges in 2008 of approximately $0.5 million. The

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

restructuring liability is reflected in “Accrued severance and other liabilities” in the Consolidated Balance Sheets.

The table below represents the restructuring provision activity during the year ended December 31, 2007 (in thousands):

	Beginning	Restructuring	Restructuring	Ending
Year	Balance	Charges	Payments	Balance

2007	$—	$4,523	$923	$3,600

5.	CHANGES IN ACCOUNTING PRINCIPLES

Pension and Postretirement Benefit Plans

In September 2006, the FASB issued SFAS 158, an amendment of FASB Statements 87, 88, 106 and 132(R). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as assets or liabilities with a corresponding adjustment to accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic benefit cost. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006. Based on the Company’s unfunded obligations as of December 31, 2006, the Company’s assets decreased by approximately $4.5 million, and liabilities for pension and other postretirement benefit plans increased by approximately $125.3 million, resulting in an increase in shareholders’ deficit of approximately $129.8 million. The adoption of SFAS 158 will not affect the Company’s future pension and postretirement medical benefit expenses, as determined under the provisions of SFAS 106 and SFAS 87.

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

Recognition of Revenue Under Power Sales Agreements

In connection with the acquisition of the remaining 50% interest in ROVA, the Company has applied the provisions of EITF 01-08, “Determining Whether an Arrangement Contains a Lease” (see Note 6) to two power sales agreements. A portion of the capacity payments under ROVA’s two power sales agreements are considered to be operating leases under EITF 01-08. Under both agreements, ROVA invoices and collects the capacity payments based on kilowatt hours produced if the units are dispatched or for the kilowatt hours of available capacity if the units are not fully dispatched. Under the power sales agreement for ROVA II, ROVA also collects capacity payments during periods of scheduled outages based on the kilowatt hours of dependable capacity of the unit. The capacity payments that ROVA invoices and collects are higher in the first 15 years of the power sales agreements (through 2009 for ROVA I and 2010 for ROVA II), but decrease for the remaining

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

10 years of the agreements due to a reduction in the rate paid per MW hour of capacity. Effective July 1, 2006, the Company is recognizing amounts invoiced under the power sales agreements as revenue on a pro rata basis, based on the weighted average per kilowatt hour capacity payments estimated to be received over the remaining term of the power sales agreements. Under this method of recognizing revenue, $27.6 million and $14.5 million of amounts invoiced during 2007 and 2006, respectively, have been deferred from recognition until 2010 and beyond.

Deferred Overburden Removal Costs

In June 2005, the FASB ratified a modification to the consensus reached in EITF 04-06, “Accounting For Stripping Costs In The Mining Industry”. The Emerging Issues Task Force, or EITF, clarified that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The effect of initially applying this consensus is accounted for in a manner similar to a cumulative effect adjustment with the adjustment recognized in the opening balance of retained earnings in the year of adoption. The Company adopted EITF 04-6 effective January 1, 2006. The adjustment to eliminate deferred stripping costs, previously recorded on the balance sheet as deferred overburden removal costs, was recorded as a $16.8 million cumulative effect adjustment to the beginning accumulated deficit as of January 1, 2006. During 2006, net loss reported was less than $0.1 million less than it would have been under the Company’s previous methodology of accounting for deferred stripping costs.

Share-Based Payments

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123(R) requires all share-based payments to employees and directors, including grants of stock options, be recognized in the financial statements based on their fair values.

The Company adopted SFAS 123(R) on January 1, 2006, as prescribed, using the modified prospective method. Accordingly, compensation expense for all newly granted stock options and stock appreciation rights and awards modified, repurchased, or cancelled after January 1, 2006 is being recognized ratably over the vesting period based on the fair value of the awards at the date of grant. Compensation expense for performance units awarded is also being recognized over the vesting period based on the fair value of the units, as adjusted at the end of each reporting period.

Compensation expense for the unvested portion of stock option awards that were outstanding as of January 1, 2006 is being recognized ratably over the remaining vesting period, based on the fair value of the awards at date of grant as calculated for the pro forma disclosure under SFAS 123. See Note 15 “Incentive Stock Options, Stock Appreciation Rights, and Performance Units”.

There was no cumulative effect adjustment recorded in the Company’s Statement of Operations for the change in accounting related to the adoption of SFAS 123(R) as the effect was insignificant. The adoption of SFAS 123(R) had the effect of increasing the net loss for the year ended December 31, 2006 by approximately $0.8 million.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance for quantifying and assessing the materiality of misstatements of financial statements, including uncorrected misstatements that were not material to prior years’ financial statements. SAB 108 provides for a one time transitional adjustment to retained earnings (accumulated deficit) for errors which were not previously deemed to be material, but which are material under the guidance of SAB 108. The Company adopted SAB 108 and recorded a cumulative effect adjustment

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to correct its accounting for accrued postretirement medical benefits, and to correct a litigation accrual that should have been recorded in purchase accounting in 2001.

6.	INVESTMENT IN POWER PLANTS

Westmoreland Energy LLC, or WELLC, a wholly owned subsidiary of the Company, has acquired general and limited partner interests in partnerships, which were formed to develop and own cogeneration and other non-regulated independent power plants. As of December 31, 2007, the Company owns an interest in a partnership, which owns a 290 MW power plant in Ft. Lupton, Colorado, or Ft. Lupton. The Company’s shares of the earnings of Ft. Lupton were $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Prior to the acquisition of the remaining ownership interest in ROVA in 2006, the Company owned a 50% interest in ROVA. The following is a summary of ROVA’s results of operations for the six months ended June 30, 2006 and the year ended December 31, 2005:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2006	2005
	(In thousands)

Revenues	$55,104	$109,991
Operating Income	20,136	36,899
Net Income	14,512	24,396

WELLC’s share of earnings	$7,315	$12,272

7.	INVENTORIES

Inventory consisted of the following at December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006

Coal	$1,889	$1,384
Materials and supplies	26,909	23,100

Total	$28,798	$24,484

Materials and supplies are stated net of an allowance for slow-moving and obsolete inventories of $0.2 million and $0.4 million at December 31, 2007 and 2006, respectively.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

8.	RESTRICTED CASH AND BOND COLLATERAL

The Company’s restricted cash and bond collateral consist of the following:

	December 31,
	2007	2006
	(In thousands)

Corporate:
Workers’ compensation bonds	$5,677	$5,512
Postretirement health benefit bonds	1,247	4,436
Coal Segment:
Westmoreland Mining — debt reserve account	10,229	10,312
Westmoreland Mining — prepayment account	20,118	15,123
Reclamation bond collateral:
Absaloka Mine	5,469	3,702
Jewett Mine	1,126	1,057
Rosebud Mine	1,728	89
Beulah Mine	70	71
ROVA:
Debt protection account	28,981	28,141
Ash reserve account	608	627
Repairs and maintenance account	1,251	583

Total restricted cash and bond collateral	76,504	69,653
Less current portion	(20,118)	(3,300)

Total restricted cash and bond collateral, less current portion	$56,386	$66,353

For all of its restricted cash and bond collateral accounts, the Company can select from several investment options for the funds and receives the investment returns on these investments.

Corporate

The Company is required to obtain surety bonds in connection with its self-insured workers’ compensation plan and certain health care plans. The Company’s surety bond underwriters require collateral to issue these bonds. As of December 31, 2007 and December 31, 2006, the amount held in collateral accounts was $5.7 million and $5.5 million, respectively, for the workers’ compensation plan and $1.2 million and $4.4 million, respectively, for health care plans. During 2007, approximately $3.3 million was released from the health care bond collateral accounts as a result of reduced bonding requirements under an amendment to the Coal Industry Retiree Health Benefit Act of 1992, or Coal Act.

Coal Segment

Pursuant to the Westmoreland Mining LLC term loan agreement, WML is required to maintain a debt service reserve account and a long-term prepayment account. As of December 31, 2007 and 2006, there was a total of $10.2 million and $10.3 million, respectively in the debt service reserve account. There was $20.1 million and $15.1 million in the prepayment account at December 31, 2007 and 2006, respectively. The prepayment account is to be used to fund a $30.0 million payment due December 31, 2008 for the Series B Notes and is recorded in the current “Restricted cash and bond collateral” account in the Consolidated Balance Sheet.

As of December 31, 2007, the Company had reclamation bond collateral in place for its active Absaloka, Rosebud, Jewett and Beulah Mines. These government-required bonds assure that coal-mining operations

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.

ROVA

Pursuant to the terms of its Credit Agreement, ROVA must maintain a debt protection account, or DPA. At December 31, 2007 and 2006, the DPA was funded with $29.0 million and $28.1 million, respectively. Additional funding of the DPA of $1.1 million per year is required in 2008. The required funding level is reduced by $6.7 million in 2009 and by $3.0 million in 2010.

The Credit Agreement also requires ROVA to fund a repairs and maintenance account and an ash reserve account totaling $3.2 million from January 31, 2004 through January 31, 2010, after which date the funding requirement reduces to $2.8 million. The funds for the repairs and maintenance account are required to be deposited every six months based on a formula contained in the agreement. The ash reserve account was fully funded at December 31, 2007. As of December 31, 2007 and 2006, these accounts had a combined balance of $1.9 million and $1.2 million, respectively.

Held-to-Maturity Restricted Investments

Restricted cash of $76.5 million at December 31, 2007 consist of $50.3 million of time deposits, $19.1 million of federal agency bonds (government-backed securities), $4.7 million of cash and cash equivalents and $2.4 million of preferred stock. The Company has the intent and ability to hold these securities to maturity, and, therefore, accounts for them primarily as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts calculated on the effective interest method. Interest income is recognized when earned.

The amortized cost, gross unrealized holding losses and fair value of held-to-maturity securities at December 31, 2007 are as follows (in thousands):

Amortized cost	$71,793
Gross unrealized holding gains	147
Gross unrealized holding losses	(303)

Fair value	$71,637

Maturities of held-to-maturity securities are as follows at December 31, 2007 (in thousands):

	Amortized Cost	Fair Value

Due in five years or less	$67,118	$66,839
Due after five years to ten years	556	595
Due in more than ten years	4,119	4,203

	$71,793	$71,637

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

9.	LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding at December 31, 2007 and 2006 under the Company’s lines of credit and long-term debt consist of the following:

	Current Portion of Debt		Total Debt Outstanding
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands)

Corporate debt:
Revolving line of credit	$—	$—	$—	$8,500
Westmoreland Mining debt:
Revolving line of credit	2,500	—	2,500	4,500
Westmoreland Mining term debt:
Series B Notes	44,600	12,000	44,600	56,600
Series C Notes	—	—	20,375	20,375
Series D Notes	—	—	14,625	14,625
Capital lease obligations	2,953	1,212	13,256	3,176
Other term debt	174	99	794	298
Westmoreland Resources, Inc:
Revolving line of credit	11,700	—	11,700	—
Term debt	2,125	—	8,500	—
Capital lease obligations	534	—	5,484	—
ROVA debt:
ROVA acquisition loan	3,258	30,000	15,173	30,000
ROVA acquisition term loan	—	5,000	—	5,000
ROVA term debt	33,075	28,492	134,441	162,933

Total debt outstanding	$100,919	$76,803	$271,448	$306,007

The ROVA current and total term debt at December 31, 2007 includes debt premiums of $0.8 million and $4.1 million, respectively. The ROVA acquisition loan includes a debt discount of $0.9 million recorded in long-term debt.

The maturities of all long-term debt and the revolving credit facilities outstanding at December 31, 2007 are (in thousands):

2008	$100,111
2009	61,288
2010	31,878
2011	25,051
2012	10,940
Thereafter	38,932

$268,200

Corporate Revolving Line of Credit

On October 29, 2007, the Company’s $14.0 million revolving credit facility with First Interstate Bank was terminated and replaced with term debt and a new revolving credit facility at Westmoreland Resources,

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Inc. The outstanding balance of $11.2 million on the WCC line of credit facility was fully repaid to First Interstate Bank on October 29, 2007.

Westmoreland Mining LLC

WML has a $20.0 million revolving credit facility, or the Facility. with PNC Bank, National Association, or PNC, which expires on April 27, 2008. The interest rate is either PNC’s Base Rate plus 1%, or a Euro-Rate plus 3%, at WML’s option. As of December 31, 2007, the interest rate under the Facility is 8.25% per year. In addition, a commitment fee of 1/2 of 1% of the average unused portion of the available credit is payable quarterly. The amount available under the facility is based upon, and any outstanding amounts are secured by, eligible accounts receivable.

WML has a term loan agreement under which $44.6 million in Series B Notes, $20.4 million in Series C Notes and $14.6 million in Series D Notes are outstanding as of December 31, 2007. The term loan requires quarterly interest and principal payments of approximately $4.6 million during the first three quarters of 2008, and a $34.4 million final principal and interest payment in the fourth quarter of 2008. The Series B Notes bear interest at a fixed interest rate of 9.39% per annum; the Series C Notes bear interest at a fixed rate of 6.85% per annum; and the Series D Notes bear interest at a variable rate based upon LIBOR plus 2.90% (8.13% per annum at December 31, 2007). All of the notes are secured by the assets of WML and the term loan agreement requires the Company to comply with certain covenants and minimum financial ratio requirements related to liquidity, indebtedness, and capital investments. As of December 31, 2007, WML was in compliance with such covenants.

The Company engages in leasing transactions for equipment utilized in operations. Certain leases at the Rosebud, Jewett and Beulah Mines qualify as capital leases and were recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the leases. The present value of these lease payments at December 31, 2007 and 2006 was $13.3 million and $3.2 million, respectively, at a weighted average interest rate of 7.06% and 6.12%, respectively. The Jewett Mine also has a note payable and an installment loan outstanding at December 31, 2007 in the amount of $0.2 million and $0.6 million, respectively, with fixed interest rates of 6.0% and 6.75%, respectively.

Westmoreland Resources, Inc.

The Company entered into a lease transaction for equipment utilized in operations at the Absaloka Mine. The present value of these lease payments at December 31, 2007 was $5.5 million, at an effective interest rate of 6.85%.

On September 28, 2007, WRI entered into a 30-day term loan agreement with First Interstate Bank in the amount of $4.5 million in order to fund WRI’s acquisition of WGI’s 20% minority interest in WRI. The term loan was repaid and the loan agreement expired on October 28, 2007.

On October 29, 2007, WRI executed a Business Loan Agreement (“Agreement”) with First Interstate Bank, a Montana corporation. The Agreement provides WRI with term debt of $8.5 million and a revolving credit facility of $20.0 million. The term debt requires sixteen quarterly payments of principal and interest with the final payment due September 20, 2011. The revolving credit facilities mature October 28, 2008. Interest on both notes is payable at the prime rate (7.25% per annum at December 31, 2007). The two notes are collaterized by WRI’s inventory, chattel paper, accounts receivable, and equipment. The Agreement requires WRI to comply with certain covenants and minimum financial ratio requirements related to debt coverage, tangible net worth and capital expenditures. WCC is the guarantor of the notes.

The Agreement replaces the revolving lines of credit of $14.0 million to WCC. The outstanding balance of $11.2 million on the WCC’s line of credit facility was fully repaid to First Interstate Bank on October 29, 2007.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

ROVA

The Company funded the ROVA acquisition and debt protection account deposit in part with a $30.0 million loan facility from SOF Investments, L.P., or SOF, and a $5.0 million term loan with First Interstate Bank. The Company also paid SOF a 1% closing fee. On May 7, 2007, the term loan was paid off prior to maturity. At December 31, 2007, the SOF loan had an outstanding balance of $15.2 million (net of $0.9 million debt discount) and bears interest at the London Interbank Offering Rate, or LIBOR, plus 4% (9.32% per annum at December 31, 2007). The loan is secured by a pledge of the semi-annual cash distributions from ROVA.

In June 2007, the Company exercised its option to extend the term on the SOF loan for three more years. In conjunction with the extension of the SOF loan, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock to SOF at a premium of 15% to the then current stock price, or $31.45 per share. In October 2007 (but effective as of August 20, 2007), in consideration for SOF’s consent for the sale of the Company’s power operations and maintenance businesses, the Company canceled the warrant issued in June and issued SOF a new warrant to purchase 150,000 shares of the Company’s common stock. The new warrant is exercisable through August 2010. The fair value of the original warrant of approximately $1.1 million was recorded as a discount to the principal amount of the loan and is being accreted to interest expense over the remaining three years of the debt. Approximately $0.2 million relating to the increase in the fair value of the repriced warrant was accounted for as a consent fee and expensed.

ROVA has Credit Agreements under which $26.9 million in Bank Borrowings, $66.7 million in borrowings from an institutional lender and $36.8 million in Bond Borrowings are outstanding as of December 31, 2007.

The principal payments for the Bank Borrowings are semiannual and mature in July 2008. The interest rates are set at various margins in excess of the Banks’ base rate. The weighted average interest rate on the Bank Borrowings at December 31, 2007 was 6.46% per annum.

The borrowings from the institutional lender include Tranche A, which has a fixed interest rate of 10.42% and semiannual payments scheduled to be completed in July 2014 and Tranche B, which has a fixed interest rate of 8.33% and semiannual payments scheduled to be completed in July 2015.

The Bond Borrowings (one from 1991 and one from 1993) are secured by irrevocable letters of credit in the amounts of $30.1 million and $7.4 million, respectively. The weighted average interest rate for the bonds at December 31, 2007 was 3.79%. The first of the four semiannual installments due on the 1991 Bond Borrowings is in January 2008. The first of the three semiannual installments for the 1993 Bond Borrowings is due in July 2009.

The debt agreements contain various restrictive covenants related to maintenance, insurance, liquidity, cash distributions, and commitments. At December 31, 2007, ROVA was in compliance with the various covenants.

Irrevocable letters of credit in the amounts of $4.5 million for ROVA I and $1.5 million for ROVA II were issued to ROVA’s customer by the banks on behalf of ROVA to ensure performance under their respective power sales agreements.

On March 17, 2008, Westmoreland Partners, a wholly owned subsidiary of the Company, completed a refinancing with The Prudential Insurance Company of America and Prudential Investment Management, Inc. of ROVA’s debt. The refinancing provides for approximately $107.0 million of fixed rate term debt with interest rates varying from 6.0% to 11.42%. The payments required for the fixed rate term debt are $29.1 million in 2008, $22.3 million in 2009, $9.4 million in 2010, $8.0 million in 2011 and $8.8 million in 2012. The term debt is to be fully repaid before the end of 2015. The refinancing also provides for approximately $11.5 million in floating rate debt with a final maturity no later than January 31, 2011. The refinancing paid off all outstanding Bank Borrowings, Bond Borrowings, and the ROVA acquisition loan and

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

eliminated the need for the irrevocable letters of credit, which supported the Bond Borrowings. The Company received a $5.0 million cash distribution from ROVA as part of the refinancing.

10.	POSTRETIREMENT MEDICAL BENEFITS

Single-Employer Plans

The Company and its subsidiaries provide certain health care benefits for retired employees and their dependents either voluntarily or as a result of the Coal Act. Under the Coal Act, the Company is required to provide postretirement medical benefits for certain UMWA miners and their dependants by making payments into certain benefit plans. Substantially all of the Company’s current employees may also become eligible for these benefits if certain age and service requirements are met at the time of termination or retirement as specified in the related plan documents. These benefits are provided through self-insured programs. The Company follows SFAS 106 as amended by SFAS 158 and has elected to amortize its unrecognized, unfunded accumulated postretirement benefit obligation over a 20-year period.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements:

December 31,	2007	2006
	(In thousands)

Change in benefit obligations:
Net benefit obligation at beginning of year	$300,066	$324,144
Service cost	807	951
Interest cost	16,890	16,907
Plan amendments	—	2,213
Plan participant contributions	129	129
Actuarial (gain) loss	(14,375)	(28,650)
Gross benefits paid	(16,217)	(17,012)
Federal subsidy on benefits paid	1,383	1,384

Net benefit obligation at end of year	288,683	300,066

Change in plan assets:
Employer contributions	14,704	15,500
Plan participant contributions	129	129
Benefits paid, net of federal subsidy	(14,833)	(15,629)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(288,683)	$(300,066)

Amounts recognized in the balance sheet consist of:
Current liabilities	$(18,114)	$(16,968)
Noncurrent liabilities	(270,569)	(283,098)
Accumulated other comprehensive income (loss)	101,109	125,039

Net amount recognized	$(187,574)	$(175,027)

Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$64,999	$80,654
Prior service cost	19,200	24,093
Transition obligation	16,910	20,292

	$101,109	$125,039

Assumptions:
Discount rate	6.10%	5.80%

The present value of the actuarially determined liability for postretirement medical costs decreased approximately $11.4 million between December 31, 2006 and 2007, principally because of the increase in the discount rate and favorable changes in mortality, termination, and retirement experience. The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of net periodic postretirement benefit cost are as follows:

Years Ended December 31,	2007	2006	2005
	(In thousands)

Components of net periodic benefit cost:
Service cost	$807	$951	$650
Interest cost	16,890	16,907	17,500
Amortization of:
Transition obligation	4,849	3,381	3,381
Prior service cost	1,325	1,239	1,150
Actuarial loss	3,381	6,127	6,213

Total net periodic benefit cost	$27,252	$28,605	$28,894

Assumptions:
Discount rate	5.80%	5.55%	5.75%

Of the total net periodic benefit cost, $25.5 million, $26.9 million and $27.8 million relates to the Company’s former Eastern mining operations and is included in heritage health benefit costs in 2007, 2006, and 2005, respectively. The remainder of $1.8 million, $1.7 million and $1.1 million, respectively, relates to current operations and is included in selling and administrative expenses.

The health care cost trend assumed on covered charges was 8.0% for 2008, to an ultimate trend of 5.0% in 2014 and beyond. The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement health care benefits. The effect of a one percent change on the health care cost trend rate used to calculate periodic postretirement medical costs and the related benefit obligation are summarized in the table below:

	Postretirement Benefits
	1% Increase	1% Decrease
	(In thousands)

Effect on service and interest cost components	$2,138	$(1,790)
Effect on postretirement benefit obligation	$30,928	$(26,243)

Based on the same assumptions used in measuring the Company’s benefit obligation at December 31, 2007, the Company expects to pay health benefits in each year from 2008 to 2012 of $18.1 million, $19.1 million, $20.1 million, $20.9 million and $21.4 million, respectively. The aggregate health benefits expected to be paid in the five-years from 2013 to 2017 are $109.9 million.

Multiemployer Plan (Combined Benefit Fund)

The Company makes payments to the UMWA Combined Benefit Fund, or CBF, which is a multiemployer health plan neither controlled by nor administered by the Company. The CBF is designed to pay health care benefits to UMWA workers (and dependents) who retired prior to 1976. The Company is required by the Coal Act to make monthly premium payments into the CBF. These payments are based on the number of the Company’s UMWA employees who retired prior to 1976, and the Company’s pro-rata assigned share of UMWA retirees whose companies are no longer in business. The Company expenses payments to the CBF when they are due. Payments in 2007, 2006 and 2005 were $3.6 million, $3.6 million and $4.6 million, respectively.

During the first quarter of 2007, the Company reached a settlement with the CBF for the reimbursement of $5.8 million, plus interest, in past overpayments to the CBF for retiree medical benefits. The Company received $2.9 million of the reimbursement and $0.6 million in interest during the first quarter, and received the remaining $2.9 million reimbursement plus interest of less than $0.1 million during the second quarter of

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2007. The Company recorded the settlement as a $5.8 million reduction in heritage health benefit expenses and $0.6 million in Interest income.

Workers’ Compensation Benefits

The Company was self-insured for workers’ compensation benefits prior to January 1, 1996. Beginning in 1996, the Company purchases third party insurance for workers’ compensation claims. Amounts charged to operations for self-insured workers compensation benefits were, $1.2 million, $1.3 million, and $2.5 million in 2007, 2006 and 2005, respectively. Payments for workers’ compensation benefits were $1.0 million, $1.1 million and $1.3 million in 2007, 2006 and 2005, respectively.

The discount rates used in determining the workers’ compensation benefit accruals at December 31, 2007 and 2006 were 4.50% and 4.75%, respectively.

Pneumoconiosis (Black Lung) Benefits

The Company is self-insured for federal and state pneumoconiosis benefits for former employees and has established an independent trust to pay these benefits.

The following table sets forth the funded status of the Company’s obligation:

	December 31,
	2007	2006
	(In thousands)

Actuarial present value of benefit obligation:
Expected claims from terminated employees	$760	$948
Amounts owed to existing claimants	13,697	13,954

Total present value of benefit obligation	14,457	14,902
Plan assets at fair value, primarily government-backed securities	16,673	22,734

Excess of trust assets over pneumoconiosis benefit obligation	2,216	7,832
Less current portion	—	(5,566)

Excess of trust assets over pneumoconiosis benefit obligation, less current portion	$2,216	$2,266

The overfunded status of the Company’s obligation is included as Excess of trust assets over pneumoconiosis benefit obligation in the accompanying Consolidated Balance Sheet. During 2007, the Company withdrew $5.6 million of the excess of total assets over the pneumoconiosis benefit obligation.

The discount rates used in determining the actuarial present value of the pneumoconiosis benefit obligation at December 31, 2007 and 2006 were 6.10% and 5.80%, respectively.

11.	PENSION PLANS

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

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Supplemental Executive Retirement Plan

The Company maintains a Supplemental Executive Retirement Plan, or SERP. The SERP is an unfunded non-qualified deferred compensation plan, which provides benefits to certain employees beyond the maximum limits imposed by the Employee Retirement Income Security Act and the Internal Revenue Code. The SERP plan is unfunded.

The following table provides a reconciliation of the changes in the benefit obligations of the plans, and the fair value of assets of the qualified plans for the years ended December 31, 2007 and 2006 and the amounts recognized in the Company’s financial statements for both the defined benefit pension and SERP plans:

	Qualified Pension Benefits		SERP Benefits
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands)

Change in benefit obligation:
Net benefit obligation at beginning of year	$67,411	$65,916	$2,506	$2,409
Service cost	2,995	3,062	78	70
Interest cost	4,270	3,979	162	141
Actuarial (gain) loss	(1,435)	(4,511)	564	(38)
Benefits paid	(1,413)	(1,035)	(76)	(76)

Net benefit obligation at end of year	71,828	67,411	3,234	2,506

Change in plan assets:
Fair value of plan assets at the beginning of year	47,026	42,543	—	—
Actual return on plan assets	1,737	4,135	—	—
Employer contributions	3,665	1,383	76	76
Benefits paid	(1,413)	(1,035)	(76)	(76)

Fair value of plan assets at end of year	51,015	47,026	—	—

Funded status at end of year	$(20,813)	$(20,385)	$(3,234)	$(2,506)

Amounts recognized in the accompanying balance sheet consist of:
Current liability	$—	$—	$(299)	$(76)
Noncurrent liability	(20,813)	(20,385)	(2,935)	(2,430)
Accumulated other comprehensive loss	14,517	14,473	467	(88)

Net amount recognized at end of year	$(6,296)	$(5,912)	$(2,767)	$(2,594)

Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$14,517	$14,473	$432	$(133)
Prior service costs	—	—	35	45

	$14,517	$14,473	$467	$(88)

Assumptions:
Discount rate	6.20% - 6.30%	5.85% - 5.95%	6.30%	5.95%
Expected return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	4.00% - 7.50%	4.00% - 7.50%	4.00% - 7.50%	4.00% - 7.50%

The portion of the net actuarial loss expected to be recognized as a component of pension cost in 2008 is $0.7 million. The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of net periodic pension cost and related assumptions are as follows:

	Qualified Pension Benefits			SERP Benefits
Years Ended December 31,	2007	2006	2005	2007	2006	2005
	(In thousands)

Components of net periodic benefit cost:
Service cost	$2,995	$3,062	$2,622	$78	$70	$66
Interest cost	4,270	3,979	3,468	162	141	138
Expected return on plan assets	(4,104)	(3,638)	(3,400)	—	—	—
Amortization of:
Prior service cost	—	4	50	10	10	10
Actuarial loss	888	1,387	930	—	—	—

Total net periodic pension cost	$4,049	$4,794	$3,670	$250	$221	$214

Assumptions:
Discount rate	5.85 - 5.95%	5.70%	6.00%	5.95%	5.70%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	4.20%	4.20%	4.50%	4.00 - 7.50%	4.20%	5.00%

These costs are included in the accompanying statement of operations in selling and administrative expenses.

The weighted-average asset allocation of the Company’s qualified pension trusts at December 31, 2007 and 2006 was as follows:

	Allocation of Plan Assets at December 31,		Target
	2007	2006	Allocation

Asset category
Cash and equivalents	—	1%	0% - 25%
Equity securities	70%	71%	40% - 75%
Debt securities	28%	26%	0% - 50%
Other	2%	2%	0% - 10%

Total	100%	100%

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

The Company expects to contribute $3.2 million to its pension plans during 2008.

The pension benefits expected to be paid in each year from 2008 to 2012 are $1.0 million, $1.3 million, $1.7 million, $2.1 million, and $2.5 million, respectively. The aggregate pension benefits expected to be paid in the five years from 2013 to 2017 are $18.9 million. The benefits expected to be paid are based on the same assumptions used to measure the Company’s pension benefit obligation at December 31, 2007 and include estimated future employee service.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

12.	HERITAGE HEALTH BENEFIT EXPENSES

The caption “Heritage health benefit expenses” used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to our former Eastern mining operation employees as well as other administrative costs associated with providing those benefits. The components of these expenses are (in thousands):

	Years Ended December 31,
	2007	2006	2005

Health care benefits	$28,252	$28,295	$27,722
Combined benefit fund payments (credit)	(2,156)	3,611	4,560
Workers’ compensation benefits	1,175	1,336	2,472
Black lung benefits (credit)	318	(421)	(3,050)

Total	$27,589	$32,821	$31,704

13.	ASSET RETIREMENT OBLIGATIONS, RECLAMATION DEPOSITS AND CONTRACTUAL THIRD PARTY RECLAMATION RECEIVABLE

Asset Retirement Obligation

Changes in the Company’s asset retirement obligations during 2007 and 2006 were (in thousands):

	Years Ended December 31,
	2007	2006

Asset retirement obligations — beginning of year	$184,062	$158,407
Accretion	13,408	10,327
ROVA asset retirement obligation assumed	—	414
Settlements (final reclamation performed)	(6,772)	(13,937)
Loss on settlements	209	213
Changes due to amount and timing of reclamation	15,590	28,638

Asset retirement obligations — end of year	$206,497	$184,062

As of December 31, 2007, the Company or its subsidiaries have reclamation bonds in place for its active mines in Montana, North Dakota and Texas and for inactive mining sites in Virginia and Colorado, which are now awaiting final bond release. These government-required bonds secure an operator’s obligation to comply with the applicable federal and state regulations relating to the performance and completion of final reclamation activities. The Company estimates that the cost of final reclamation for its mines when they are closed in the future will total approximately $433.8 million, with a present value of $206.5 million. As permittee, the Company or its subsidiaries are responsible for the total amount. The financial responsibility for a portion of final reclamation of the mines when they are closed has been transferred by contract to certain customers, while other customers have provided guarantees or funded escrow accounts to cover final reclamation costs. Costs of reclamation of mining pits prior to mine closure are recovered in the price of coal shipped.

Held-to-Maturity Reclamation Deposits

Reclamation deposits of $65.6 million at December 31, 2007 consist of $58.0 million of federal agency bonds (government-backed securities), $6.3 million of cash and cash equivalents, $1.0 million of preferred stock and $0.3 million of time deposits. The Company has the intent and ability to hold these securities to maturity, and, therefore, accounts for them primarily as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts calculated on the effective interest method. Interest income is recognized when earned.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The amortized cost, gross unrealized holding losses and fair value of held-to-maturity securities at December 31, 2007 are as follows (in thousands):

Amortized cost	$59,311
Gross unrealized holding gains	482
Gross unrealized holding losses	(307)

Fair value	$59,486

Maturities of held-to-maturity securities are as follows at December 31, 2007 (in thousands):

	Amortized Cost	Fair Value

Due in five years or less	$21,085	$21,000
Due after five years to ten years	11,332	11,436
Due in more than ten years	26,894	27,050

	$59,311	$59,486

Contractual Third Party Reclamation Receivables

The Company has recognized as an asset $68.8 million as contractual third party reclamation receivables, representing the present value of obligations of certain customers to reimburse the Company for a portion of the asset retirement costs at the Company’s Rosebud, Jewett and Absaloka Mines.

In September 2007, the Texas Westmoreland Coal Company, or TWCC, entered into a new lignite supply agreement with NRG Texas Power LLC, or NRG Texas. The new agreement confirms NRG Texas’ responsibility to pay for final reclamation for the mine. As a result of this agreement, the Company increased its Contractual third party reclamation receivable at the Jewett Mine by $30.8 million to reflect the fact that effective January 1, 2008 all costs incurred by Texas Westmoreland towards fulfilling its asset retirement obligation will be reimbursed by NRG Texas. The increase to the Company’s reclamation receivable was offset by a corresponding decrease in its capitalized Asset retirement costs. The former owners of the customer have provided a $50.0 million corporate guarantee to the Railroad Commission of Texas to assure performance of its final reclamation obligation.

The asset retirement obligation, contractual third party reclamation receivable, and reclamation deposits for each of the Company’s mines and ROVA at December 31, 2007 are summarized below (in thousands):

		Contractual
	Asset	Third Party
	Retirement	Reclamation	Reclamation
	Obligation	Receivable	Deposits

Rosebud	$126,432	$17,695	$65,613
Jewett	50,729	50,729	—
Absaloka	12,256	387	—
Beulah	12,809	—	—
Savage	3,813	—	—
ROVA	458	—	—

Total	$206,497	$68,811	$65,613

14.	STOCKHOLDERS’ EQUITY

Preferred and Common Stock

The Company has two classes of capital stock outstanding, common stock, par value $2.50 per share, and Series A Convertible Exchangeable Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”).

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Each share of Series A Preferred Stock is represented by four Depositary Shares. The full amount of the quarterly dividend on the Series A Preferred Stock is $2.125 per preferred share or $0.53 per Depositary Share. The Company paid quarterly dividends of $0.25 per Depositary Share from October 1, 2004 through July 1, 2006. The Company suspended the payment of preferred stock dividends following the recognition of the deficit in shareholders’ equity described below. The quarterly dividends, which are accumulated through and including January 1, 2008, amount to $15.9 million in the aggregate ($99.03 per preferred share or $24.76 per Depositary Share).

The Company is currently reporting a deficit in shareholders’ equity. As a result, the Company is prohibited from paying preferred stock dividends because of the statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock ($160,000 at December 31, 2007).

During 2006, the Company exchanged a total of 179,818 Depositary Shares at an exchange ratio of 1.8691 shares of Common Stock for each Depositary Share, compared to the conversion ratio of 1.708 provided for under the terms of Certificate of Designation governing the preferred stock. As a result of these preferred stock exchanges, $0.8 million of premium on the exchange of preferred stock for common stock was recorded in 2006 as an increase in net loss applicable to common shareholders. This premium on the exchange of preferred stock for common stock represents the excess of the fair value of consideration transferred to the preferred stock holders over the value of consideration that would have been exchanged under the original conversion terms. While the Company can redeem preferred shares at any time for the redemption value of $25.00 plus accumulated dividends paid in cash, the Company has agreed to the negotiated exchanges as a cash conservation measure and because the exchanges reduced the number of outstanding Depositary Shares, thereby eliminating $3.9 million of accumulated dividends and associated future dividend requirements.

Warrants

In June 2007, the Company exercised its option to extend the term on the SOF loan for three more years. In conjunction with the extension of the SOF loan, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock to SOF at a premium of 15% to the then current stock price, or $31.45 per share. In October 2007 (but effective as of August 20, 2007), in consideration for SOF’s consent to the sale of the Company’s power operations and maintenance businesses, the Company canceled the warrant issued in June and issued SOF a new warrant to purchase 150,000 shares of the Company’s common stock at a price of $25.00 per share. The new warrant is exercisable through August 2010. The fair value of the original warrant of approximately $1.1 million of was recorded as a discount to the principal amount of the loan and is being accreted to interest expense over the remaining three years of the debt. Approximately $0.2 million relating to the increase in the fair value of the repriced warrant was accounted for as a consent fee and expensed in 2007.

The fair value of the warrant issued was estimated on the date of issue using the Black-Scholes pricing model with the following assumptions:

						Weighted Average
Warrants	Number of Shares			Risk-Free		Value of Each
Issued	Included in Warrant	Dividend Yield	Volatility	Rate	Expected Life	Warrant

2007	150,000	None	40%	4.19%	3.0 years	$4.84

Restricted Net Assets

At December 31, 2007, WCC had approximately $108.4 million of net assets at its subsidiaries that were not available to be transferred to it in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries. Approximately $7.9 million of net assets of the subsidiaries are unrestricted.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

15.	INCENTIVE STOCK OPTIONS, STOCK APPRECIATION RIGHTS, AND PERFORMANCE UNITS

As of December 31, 2007, the Company had stock options and SARs outstanding from three stock incentive plans for employees and three stock incentive plans for directors.

The employee plans provide for the grant of incentive stock options, or ISOs, non-qualified options under certain circumstances, SARs and restricted stock.

The non-employee director plans generally provide for the grant of stock options or SARs with a value of $60,000 when elected or appointed, and stock options or SARs with a value of $30,000 after each annual meeting. In 2006, directors were granted SARs as a form of award.

For both plans, ISO’s and SARs generally vest over three years, expire ten years from the date of grant, and may not have an option or base price that is less than the market value of the stock on the date of grant. Upon vesting, the holders may exercise the SARs and receive an amount equal to the increase in the value of the common stock between the grant date and the exercise date in shares of common stock. The Company’s policy is to issue new shares as these SARs are exercised.

The maximum number of shares that could be issued or granted under the employee and director plans at December 31, 2007 is shown in the following table:

		Non-Employee
	Employee Plans	Director Plans

Maximum number of shares that can be issued or granted	1,150,000	900,000
Shares issued or granted	(1,048,636)	(880,824)

Number of shares available for future grant at December 31, 2007	101,364	19,176

Compensation cost arising from share-based arrangements for December 31, 2007 and 2006 is shown in the following table (in thousands):

	Year Ended
	December 31,
	2007	2006

Recognition of fair value of SARs, stock options, and restricted stock over vesting period	$766	$814
Matching contributions to the Company’s 401(k) plan	2,271	1,750
Expense (benefit) for stock-based incentive plans	(570)	399

Total share-based compensation expense	$2,467	$2,963

Restricted Stock

In 2007, 6,220 shares of restricted stock were awarded to directors. These shares are restricted for the one-year vesting period.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

SARs

Information with respect to SARs granted and outstanding for the year ended December 31, 2007 is as follows:

		Stock Appreciation	Weighted Average
	Base Price Range	Rights	Base Price

Outstanding at December 31, 2006	$18.04 - 29.48	560,747	$21.66
Granted	—	—	—
Exercised	19.37 - 24.41	(103,279)	19.49
Expired or forfeited	20.98 - 24.41	(147,202)	22.49

Outstanding at December 31, 2007	$19.37 - 29.48	310,266	$21.98

Information about SARs outstanding as of December 31, 2007 is as follows:

		Weighted				Weighted
		Average	Weighted			Average	Intrinsic
		Remaining	Average	Intrinsic		Base Price	Value
	Number	Contractual Life	Base Price	Value		(Vested	(Vested
Range of Base Price	Outstanding	(Years)	(All SARs)	(All SARs)	SARs Vested	SARs)	SARs)

$ 19.37 - 20.00	68,667	6.6	$19.43		68,667	$19.43
20.01 - 25.00	223,765	7.9	22.47		179,492	21.99
25.01 - 29.48	17,834	8.4	25.73		4,913	25.85

$ 19.37 - 29.48	310,266	7.6	$21.98	$216,000	253,072	$21.37	$216,000

No SARs were granted during 2007. The fair value of SARs granted is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for 2006:

	Number of					Weighted Average
	SARs	Dividend		Risk-Free	Expected	Value of Each SAR
SARs Granted	Granted	Yield	Volatility	Rate	Life	Granted

2006	177,567	None	52%	5.20%	7.0 years	$14.18

The intrinsic value of SARs exercised was $0.3 million, $0.1 million and less than $0.1 million for 2007, 2006, and 2005, respectively.

The amount of unamortized compensation expense for SARs outstanding at December 31, 2007 was $0.7 million, which is expected to be recognized over approximately two years.

Stock Options

Information with respect to stock options granted and outstanding for the year ended December 31, 2007 is as follows:

			Weighted Average
	Issue Price Range	Stock Option Shares	Exercise Price

Outstanding at December 31, 2006	$2.81 - 22.86	541,616	$11.62
Granted	23.48	100,000	23.48
Exercised	2.81 - 18.19	(294,916)	9.35
Expired or forfeited	22.86	(3,334)	22.86

Outstanding at December 31, 2007	$3.00 - 23.48	343,366	$16.92

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Information about stock options outstanding as of December 31, 2007 is as follows:

		Weighted				Weighted
		Average	Weighted			Average
		Remaining	Average			Exercise	Intrinsic Value
	Number	Contractual	Exercise Price	Intrinsic Value		Price (Vested	(Vested
Range of Base Price	Outstanding	Life (Years)	(All Options)	(All Options)	Options Vested	Options)	Options)

$ 3.00 - 5.00	37,000	1.5	$3.09		37,000	$3.09
35.01 - 10.00	—	—	—		—	—
10.01 - 15.00	52,135	4.1	11.98		52,135	11.98
15.01 - 20.00	147,565	4.7	17.42		147,565	17.42
20.01 - 23.48	106,666	9.2	23.44		26,110	23.32

$ 3.00 - 23.48	343,366	5.7	$16.92	$1,802,000	262,810	$14.91	$1,802,000

No options were granted during 2006 or 2005. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2007:

						Weighted Average
	Number of				Expected	Value of Each
Options Granted	Options Granted	Dividend Yield	Volatility	Risk-Free Rate	Life	Option Granted

2007	100,000	None	51%	4.56%	7.0 years	$13.55

The intrinsic value of stock options exercised was $3.4 million, $3.5 million and $3.1 million in 2007, 2006 and 2005, respectively.

The amount of unamortized compensation expense for options outstanding at December 31, 2007 was $1.1 million.

The following table illustrates the pro forma effect on net loss and net loss per share in 2005 as if the compensation cost for the Company’s fixed-plan stock options had been determined based on fair value at their grant dates consistent with SFAS 123:

Year Ended December 31,
2005

Net loss applicable to common shareholders, as reported	$(12,027)
Add: Stock-based employee compensation included in reported net loss	835
Less: Total stock-based employee compensation expense determined under fair value based on method for all awards	(2,291)

Net loss applicable to common shareholders	$(13,483)

Net loss per share applicable to common shareholders:
Basic — as reported	$(1.45)
Basic — pro forma	$(1.63)
Diluted — as reported	$(1.45)
Diluted — pro forma	$(1.63)

Performance Units

As of December 31, 2007, the Company had performance units outstanding under its Performance Unit Plan. The value of the performance units is payable to the participants upon vesting in cash, or at the option of the Company, in shares of common stock. The value, calculated using a Binomial Lattice Model, is based in part on the appreciation of the Company’s common stock and its performance relative to the average of two stock market indices. The performance units vest over a three-year period. The units granted are accounted for as a liability-based award, since the Company has historically settled the awards in cash and intends to settle the outstanding awards in cash. During 2007, the Company recognized a benefit of $0.6 million for this plan.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In 2006, the Company recognized $0.4 million in stock compensation expense for this plan. The amount of unamortized compensation expense for this plan was less than $0.1 million at December 31, 2007. No payments were made under this long-term incentive plan in 2007 or 2006.

16.	SIGNIFICANT EVENTS

Sale of Coal Royalty Interest

On February 27, 2007, the Company sold its royalty interest in a property at Peabody Energy Corporation’s Caballo Mine in Wyoming to Natural Resource Partners L.P. for $12.7 million. The sale of the royalty interest resulted in a gain of approximately $5.6 million during the first quarter of 2007.

Reserve Dedication Fee

In the first quarter of 2007, the Company recorded $10.0 million of deferred revenue for to the receipt of a reserve dedication fee from a customer upon entering into an extension of a coal supply agreement.

17.	DERIVATIVE INSTRUMENTS

From time to time, the Company enters into derivative instruments on the notional amount of the contract to manage a portion of its exposure to the price volatility of diesel fuel used in its operations. In a typical commodity swap agreement like those to which the Company was party, the Company receives the difference between a fixed price per gallon of diesel fuel and a price based on an agreed upon published, third-party index if the index price is greater than the fixed price. If the fixed price is greater than the index price, the Company pays the difference on the notional amount of the contract.

In October 2006, the Company entered into a derivative instrument to manage a portion of its exposure to the price volatility of diesel fuel to be used in its operations in 2007. The swap contract covered 2.4 million gallons of diesel fuel at a weighted average fixed price of $2.02 per gallon, which was settled monthly during 2007.

In January 2007, the Company entered into an additional derivative instrument to be used in its operations in 2007. The swap contract covered 1.1 million gallons of diesel fuel at a weighted average fixed price of $1.75 per gallon, which was settled monthly during 2007.

The Company accounts for these derivative instruments on a mark-to-market basis through earnings. The Consolidated Financial Statements as of December 31, 2007 do not reflect any cumulative unrealized gains or losses on these contracts since they were fully settled during 2007.

Information regarding derivative instruments for 2007 and 2006 is as follows (in thousands):

	Year Ended December 31,
	2007	2006

Unrealized derivative loss beginning of the year	$(336)	$—
Change in fair value	1,092	(530)
Realized loss (gain) on settlements	(756)	194

Unrealized loss on derivatives at end of year	$—	$(336)

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

18.	INCOME TAXES

Income tax expense attributable to net loss before income taxes consists of:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Current:
Federal	$—	$—	$144
State	199	2,405	2,523

	199	2,405	2,667

Deferred:
Federal	—	—	—
State	—	—	—

Income tax expense	$199	$2,405	$2,667

During each of 2006 and 2005, the Company accrued $2.1 million for a North Carolina state income tax assessment.

Income tax expense attributable to net loss before income taxes differed from the amounts computed by applying the statutory Federal income tax rate of 34% to pre-tax income as a result of the following:

	2007	2006	2005
	(In thousands)

Computed tax benefit at statutory rate	$(7,292)	$(3,490)	$(2,590)
Increase (decrease) in tax expense resulting from:
Tax depletion in excess of book	(4,079)	(2,677)	(2,816)
Minority interest adjustment	465	875	323
State income taxes, net	(857)	1,920	1,455
Non-taxable earnings of offshore insurance subsidiary	(309)	(273)	—
Adjustments to deferred tax assets attributable to prior years	—	1,043	—
Change in valuation allowance for net deferred tax assets	18,855	15,089	7,059
Change in effective tax rate	—	—	(823)
Indian Coal tax credits	(6,593)	(10,167)	—
Other, net	9	85	59

Income tax expense	$199	$2,405	$2,667

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006
	(In thousands)

Deferred tax assets:
Federal net operating loss carryforwards	$58,230	$67,246
State net operating loss carryforwards	16,578	12,772
Alternative minimum tax credit carryforwards	2,607	2,881
Indian Coal tax credits	16,749	10,167
Accruals for the following:
Workers’ compensation	3,714	3,720
Postretirement benefit and pension obligations	122,138	123,214
Incentive plans	378	2,389
Asset retirement obligations	60,495	18,372
Deferred revenues	16,432	5,673
Other accruals	7,007	4,971

Total gross deferred assets	304,328	251,405
Less valuation allowance	(231,794)	(201,834)

Net deferred tax assets	72,534	49,571

Deferred tax liabilities:
Property, plant and equipment, differences due to depreciation and amortization	(67,330)	(46,271)
Excess of trust assets over pneumoconiosis benefit obligation	(864)	(3,055)
Other	(4,340)	(245)

Total gross deferred tax liabilities	(72,534)	(49,571)

Net deferred tax asset	$—	$—

The Company believes it will be taxed under the alternative minimum tax, or AMT, system for the foreseeable future due to the significant amount of statutory tax depletion in excess of book depletion expected to be generated by its mining operations. As a result, the Company has determined that a valuation allowance is required for all of its regular federal net operating loss carryforwards, since they are not available to reduce AMT income in the future. The Company has also determined that a full valuation allowance is required for all its AMT credit carryforwards, since they are only available to offset future regular income taxes payable. In addition, the Company has determined that since its net deductible temporary differences will not reverse for the foreseeable future, and the Company is unable to forecast that it will have taxable income when they do reverse, a full valuation allowance is required for these deferred tax assets. The Company has also therefore recorded a full valuation allowance for its state net operating loses, since it believes that it is not more likely than not that they will be realized.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2007, the Company has available Federal net operating loss carryforwards to reduce future regular taxable income, which expires as follows:

Expiration Date	Regular Tax
(In thousands)

2010	$18,942
2011	36,479
2012	449
2018	28
2019	88,429
after 2019	26,939

Total	$171,266

The Company has AMT credit carryforwards of $2.6 million, which are available indefinitely to offset future regular Federal taxes payable. As of December 31, 2007, the Company has an estimated $16.7 million in Indian Coal Tax Credits that are available to offset the Company’s regular and AMT liability. As of December 31, 2007, the Company also has available an estimated $13.5 million in net operating loss carryforwards in Colorado to reduce future taxable income.

19.	COMMITMENTS

Coal Reserve Lease Obligations

The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $39.2 million, $35.5 million and $27.4 million in the years end December 31, 2007, 2006 and 2005, respectively.

In August 2005, the Energy Policy Act of 2005 was enacted. Among other provisions, it contains a tax credit for the production of coal owned by Indian tribes. The credit is $1.50 per ton beginning 2006 through 2009 and $2.00 per ton from 2010 through 2012, with both amounts escalating for inflation. The credit may be used against regular corporate income tax for all years and against alternative minimum taxes for the initial period. WRI produces coal that qualifies for this credit.

In the second quarter of 2007, WRI agreed to amend its lease agreement with the Crow Tribe to share the economic benefit of the credit with the Tribe. The Company recorded $2.0 million as cost of sales in 2007 to reflect the anticipated amount payable to the Crow Tribe as a result of this agreement. The final amount payable is dependent on the final outcome of negotiations with the Crow Tribe.

Real Property and Equipment Lease Obligations

The Company has operating lease commitments expiring at various dates, primarily for real property and equipment. Rental expense under operating leases during the years ending December 31, 2007, 2006 and 2005 totaled $5.2 million, $6.3 million and $4.3 million, respectively.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Minimum future rental obligations existing under these operating leases with remaining terms of one year or more at December 31, 2007 are as follows (in thousands):

Lease
Obligations

2008	$1,993
2009	1,327
2010	489
2011	300
2012 and thereafter	901

Coal Supply Agreements

Westmoreland Partners, which owns ROVA, has two coal supply agreements with TECO Coal Corporation, or TECO. If Westmoreland Partners continues to purchase coal under these contracts at the current volume and pricing and does not extend these coal supply agreements, then Westmoreland Partners would be obligated to pay TECO $27.3 million in each of the years of 2008, 2009, 2010, 2011, 2012 and an aggregate of $60.1 million after 2012.

Long-Term Sales Commitments

The following table presents estimated total sales tonnage under existing long-term contracts for the next five years from the Company’s existing mining operations. The prices for almost all future tonnage are subject to revision and adjustments based upon market prices, certain indices and/or cost recovery:

Projected Sales
Tonnage Under
Existing Long-
Term Contracts
as of December 31,
2007
(In millions of tons)

2008	30.3
2009	27.7
2010	25.4
2011	20.7
2012	19.6

The tonnages in the table above represent estimated sales tonnage under existing, executed contracts and generally exclude pending or anticipated contract renewals or new contracts. These projections reflect customers’ scheduled major plant outages, if known.

20.	CONTINGENCIES

Royalty Claims

The U.S. Minerals Management Service, or MMS, and the Montana Department of Revenue, or MDR, have each asserted numerous administrative claims against Western Energy Company, or WECO, for federal coal royalties and state taxes allegedly due and owing on payments received by WECO from customers.

There are three types of claims as described below: transportation claims, gross inequity claims, and take or pay claims. The Company believes that WECO has meritorious defenses against all of the royalty and tax claims made by the MMS and the MDR. The Company plans to seek relief in Federal District Court (MMS) and Montana State Court (MDR) and expects favorable rulings.

Moreover, in the event of a final adverse outcome with MDR and/or MMS, the Company believes that certain of WECO’s customers are contractually obligated to reimburse WECO for any royalties and taxes

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

imposed on WECO for the production of coal sold to the Colstrip customers, plus WECO’s legal expenses. Consequently, the Company has not recorded any provisions for these matters. It is possible that the customers may dispute the Company’s interpretation of the contracts. Legal expenses associated with these matters are expensed as incurred.

Transportation Claims

The MMS and MDR claim that revenues earned under the Transportation Agreement with the Colstrip 3&4 buyers are, in reality, payments for the production of coal, and therefore royalty and tax bearing.

The MMS claims currently are for three different audit periods: October 1991 through December 1995, January 1996 through December 2001, and January 2002 through December 2004. The claims for the first two audit periods were confirmed on appeal to the MMS on October 22, 2002 and February 29, 2003, but limited to 7 years prior to 2002, due to the applicable statute of limitations. These claims (approximately $5.0 million) were appealed to the Interior Board of Land Appeal, or IBLA. On September 12, 2007, the IBLA affirmed the earlier MMS decision with respect to these first two assessments. On December 12, 2007, WECO appealed the IBLA decision to the Federal District Court in D.C. The claims (approximately $1.6 million) for the third audit period (2002-2004) are on initial appeal to the MMS, and WECO filed its Statement of Reasons on July 5, 2007.

In 2003, MDR assessed state coal royalties for years 1997 and 1998 on the transportation charges collected by WECO. In 2006, MDR also issued additional assessments for tax years 1998-2001. WECO has appealed and MDR has elected to proceed to hearing on these objections using its internal administrative hearing process. Ultimate adjudication could be before the Montana Supreme Court. The total state tax claims through the end of 2001, including interest through December 31, 2007, is approximately $22.7 million. A hearing is scheduled before the Montana State Tax Appeal Board in September 2008.

Neither the MMS nor the DOR has made royalty or tax demands for all periods during which WECO has received payments for transportation of coal. Presumably, the royalty and tax demands for periods after the years in dispute, generally, 1995 to 2004, and future years will be determined by the outcome of the pending proceedings. However, if the MMS and MDR were to make demands for all periods through the present, the total amount claimed against WECO, including the pending claims and interest thereon through December 31, 2007, would be approximately $35.0 million.

Gross Inequity Claim

On April 29, 2004, MMS issued a demand for a royalty payment in connection with a settlement agreement dated February 21, 1997 between WECO and its customer, Puget Sound Energy, which reduced the price of coal paid by Puget. WECO filed a notice of appeal with MMS and the matter is still pending. The amount of the royalty claim, with interest through December 31, 2007, is approximately $1.5 million.

Additionally, WECO was informed that the State of Montana has issued a claim for state coal royalties of approximately $0.8 million, including interest, related to the Puget Sound Energy payments.

Take or Pay Claim

On September 24, 2002, MMS issued an order claiming the underpayment of federal coal royalties for approximately $1.8 million related to take or pay settlement payments received by WECO from the Colstrip 3&4 Buyers. WECO filed a notice of appeal on October 22, 2002 with the MMS. In the first quarter of 2008, WECO learned that the MMS had withdrawn its earlier order, thereby mooting the appeal.

1992 UMWA Benefit Plan Surety Bond

In late 2003, notice was received from XL Surety that they did not intend to renew a bond for $21.0 million securing Westmoreland’s obligation to the 1992 Fund established by the Coal Act, or the Bond. On May 11, 2005, XL Specialty Insurance Company and XL Reinsurance America, Inc., referred to together

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

as XL, filed in the U.S. District Court, Southern District of New York, a Complaint for Declaratory Judgment against WCC and named WML as a co-defendant, seeking the right to cancel the bond. As a result of the 2006 Amendments to the Coal Act the amount of the bond was reduced to $9.0 million.

On March 21, 2007, the court granted the Company motion to dismiss the Complaint for lack of diversity jurisdiction. However, on March 23, 2007, in New Jersey state court, XL filed a Complaint for Declaratory Judgment against WCC and WML seeking the same cancellation of the bond that had been sought in the federal cases.

In October 2007, XL and Westmoreland reached an agreement that XL would leave the bond in place but require Westmoreland to fund an escrow account to fully collateralize the bond over a six-year period. Funding is to commence in June 2008, in equally monthly installments of $125,000. The parties are presently finalizing the settlement agreement.

McGreevey Litigation

In 2002, the Company was served with a complaint in a case styled McGreevey et al. v. Montana Power Company et al. in a Montana State court. The plaintiffs are former stockholders of Montana Power who filed their first complaint on August 16, 2001. This was the Plaintiffs’ Fourth Amended Complaint; it added Westmoreland as a defendant to a suit against Montana Power Company, various officers of Montana Power Company, the Board of Directors of Montana Power Company, financial advisors and lawyers representing Montana Power Company and the purchasers of some of the businesses formerly owned by Montana Power Company and Entech, Inc., a subsidiary of Montana Power Company. The plaintiffs seek to rescind the sale by Montana Power of its generating, oil and gas, and transmission businesses, and the sale by Entech of its coal business or to compel the purchasers to hold these businesses in trust for the shareholders. The McGreevey plaintiffs contend that they were entitled to approve the sale by Entech to the Company even though they were not shareholders of Entech. Westmoreland believes that the case against the Company is totally without merit, and has filed an answer, various affirmative defenses and a counterclaim. The litigation was transferred to the U.S. District Court in Billings, Montana.

On April 20, 2006, a Memorandum and Order was entered by the United States District Court for the District of Montana Butte Division, which confirmed the Judge’s decision to stay the case while it awaits a decision from the Delaware Bankruptcy Court in the Entech bankruptcy case on two key issues. The first issue is whether Westmoreland is a successor in interest to Montana Power Company — Touch America or Northwestern. The second issue is whether any claim based on failure of the corporate board to submit sale of certain assets (including those purchased by Westmoreland) to a vote of the shareholders is a derivative action belonging to the corporation, or a direct action belonging to disaffected shareholders.

In a status report filed in the Entech bankruptcy case on September 13, 2007, the McGreevey plaintiffs and the bankruptcy creditors are attempting to work out a settlement that would assign the McGreevey claims to the bankruptcy creditors. Westmoreland is currently uncertain as to whether the bankruptcy creditors would be entitled to pursue the cause of action against Westmoreland.

No reserve has been accrued by the Company for this matter.

Severance Benefits Payable to Former CEO

In May 2007, Christopher K. Seglem was terminated as Chairman, CEO and President of the Company. Mr. Seglem asserts that he is entitled to payment of severance benefits under an Executive Severance Policy dated December 8, 1993. The total amount of the severance benefits payable to Mr. Seglem has not been determined because the Executive Severance Policy is subject to different interpretations in regard to certain important terms. The Company and Mr. Seglem have been attempting to resolve the differences in interpretation in the Executive Severance Policy through discussions but no assurances can be given that the differences will be resolved. If Mr. Seglem were to bring litigation against the Company to enforce what he believes are his rights under the Executive Severance Policy, the Company would be required to pay his attorney’s fees

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

under the terms of the policy, unless a court were to determine that under the circumstances, recovery of all or a part of any such fees would be unjust. If Mr. Seglem’s interpretation of the severance policy were to be upheld by a court, he would be entitled to severance payments of approximately $3.8 million plus reimbursement of his attorney’s fees. The Company has recorded a reserve of $1.8 million for this matter in “Accrued severance and other liabilities” in the Consolidated Balance Sheets.

21.	BUSINESS SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods.

The Company’s operations are classified into four segments: coal, power, heritage and corporate. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The power operations include the ownership of interests in cogeneration and other non-regulated power plants and related business development expenses. The heritage segment includes costs of benefits the Company provides to former employees of its previously owned Eastern U.S. coal mining operations, which have been disposed of. The corporate segment represents all costs not otherwise classified and primarily consists of corporate office expenses. Assets attributed to the heritage segment consist primarily of cash, bonds and deposits restricted to pay heritage health benefits. Prior year segment information has been recast to reflect the operations of the Company’s power operation and maintenance business as discontinued operations.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Summarized financial information by segment for 2007, 2006 and 2005 is as follows:

Year Ended December 31, 2007	Coal	Power	Heritage	Corporate	Total
	(In thousands)

Revenues:
Coal	$418,870	$—	$—	$—	$418,870
Energy	—	84,953	—	—	84,953
Equity in earnings	—	394	—	—	394

	418,870	85,347	—	—	504,217

Costs and expenses:
Cost of sales — Coal	345,395	—	—	—	345,395
Cost of sales — Energy	—	54,951	—	—	54,951
Depreciation, depletion and amortization	28,108	9,685	—	330	38,123
Selling and administrative	25,587	5,845	322	13,059	44,813
Restructuring charges	729	698	—	3,096	4,523
Heritage health benefit expenses	—	—	27,589	—	27,589
Loss (gain) on sales of assets	328	18	—	(5,641)	(5,295)

Operating income (loss)	18,723	14,150	(27,911)	(10,844)	(5,882)

Other income (expense):
Interest expense	(10,285)	(13,822)	85	(616)	(24,638)
Interest income	4,795	2,343	712	302	8,152
Minority interest	(1,194)	—	—	—	(1,194)
Other income	149	1	—	93	243

Income (loss) from continuing operations before income taxes	$12,188	$2,672	$(27,114)	$(11,065)	$(23,319)

Capital expenditures	$29,507	$1,761	$—	$90	$31,358

Total assets	$493,414	$276,399	$4,068	$8,647	$782,528

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2006	Coal	Power	Heritage	Corporate	Total
	(In thousands)

Revenues:
Coal	$393,482	$—	$—	$—	$393,482
Energy	—	43,244	—	—	43,244
Equity in earnings	—	7,681	—	—	7,681

	393,482	50,925	—	—	444,407

Costs and expenses:
Cost of sales — Coal	311,629	—	—	—	311,629
Cost of sales — Energy	—	28,376	—	—	28,376
Depreciation, depletion and amortization	24,070	4,793	—	477	29,340
Selling and administrative	24,286	5,727	127	12,269	42,409
Heritage health benefit expenses	—	—	32,821	—	32,821
Loss (gain) on sales of assets	127	123	—	(5,035)	(4,785)

Operating income (loss)	33,370	11,906	(32,948)	(7,711)	4,617

Other income (expense):
Interest expense	(10,472)	(7,845)	(40)	(877)	(19,234)
Interest income	4,197	1,223	100	569	6,089
Minority interest	(2,244)	—	—	—	(2,244)
Other income (loss)	159	(8)	—	(78)	73

Income (loss) from continuing operations before income taxes	$25,010	$5,276	$(32,888)	$(8,097)	$(10,699)

Capital expenditures	$17,189	$2,855	$—	$808	$20,852

Total assets	$449,569	$290,723	$9,794	$11,296	$761,382

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2005	Coal	Power	Heritage	Corporate	Total
	(In thousands)

Revenues:
Coal	$361,017	$—	$—	$—	$361,017
Equity in earnings	—	12,727	—	—	12,727

	361,017	12,727	—	—	373,744

Costs and expenses:
Cost of sales	288,728	—	—	—	288,728
Depreciation, depletion and amortization	21,316	24	—	263	21,603
Selling and administrative	24,959	3,076	34	7,203	35,272
Heritage health benefit expenses	—	—	31,704	—	31,704
Loss (gain) on sales of assets	177	—	—	(110)	67

Operating income (loss)	25,837	9,627	(31,738)	(7,356)	(3,630)

Other income (expense):
Interest expense	(10,483)	—	—	(465)	(10,948)
Interest income	3,126	—	95	302	3,523
Minority interest	(950)	—	—	—	(950)
Other income	161	1,000	—	566	1,727

Income (loss) before income taxes	$17,691	$10,627	$(31,643)	$(6,953)	$(10,278)

Capital expenditures	$18,214	$52	$—	$78	$18,344

Total assets	$417,325	$38,508	$9,320	$30,718	$495,871

The Company derives its revenues from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows:

	2007	2006	2005
	(In thousands)

Customer A — coal	$109,390	$112,470	$111,224
Customer B — coal	102,417	88,510	75,750
Customer C — power	84,841	43,205	39,146
Customer D — coal	52,041	—	—

Percentage of total revenue	69%	54%	61%

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

22.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2007 and 2006 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)

2007
Revenues	$125,075	$123,253	$130,232	$125,657
Costs and expenses	113,012	130,586	133,673	132,828

Operating income (loss)	12,063	(7,333)	(3,441)	(7,171)
Income (loss) from continuing operations before income taxes	7,459	(11,635)	(7,815)	(11,328)
Income tax expense (benefit) from continuing operations	182	(89)	(96)	202

Income (loss) from continuing operations	7,277	(11,546)	(7,719)	(11,530)
Income from discontinued operations	428	608	689	—

Net income (loss)	7,705	(10,938)	(7,030)	(11,530)
Less preferred stock dividend requirements	340	340	340	340

Net income (loss) applicable to common shareholders	$7,365	$(11,278)	$(7,370)	$(11,870)

Net income (loss) per share applicable to common shareholders:
Basic	$0.81	$(1.24)	$(0.81)	$(1.27)
Diluted	0.79	(1.24)	(0.81)	(1.27)
Weighted average number of common and common equivalent shares outstanding:
Basic	9,039	9,092	9,151	9,378
Diluted	9,286	9,341	9,332	9,458

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share data)

2006
Revenues	$99,092	$94,621	$129,658	$121,036
Costs and expenses	92,355	96,843	126,373	124,219

Operating income (loss)	6,737	(2,222)	3,285	(3,183)
Income (loss) from continuing operations before income taxes	4,847	(4,532)	(2,137)	(8,877)
Income tax expense from continuing operations	277	243	190	1,695

Income (loss) from continuing operations	4,570	(4,775)	(2,327)	(10,572)
Income (loss) from discontinued operations	(83)	537	349	(397)

Net income (loss)	4,487	(4,238)	(1,978)	(10,969)
Less preferred stock dividend requirements	436	388	340	421
Less premium on exchange of preferred stock for common stock	—	549	242	—

Net income (loss) applicable to common shareholders	$4,051	$(5,175)	$(2,560)	$(11,390)

Net income (loss) per share applicable to common shareholders:
Basic	$0.48	$(0.59)	$(0.29)	$(1.27)
Diluted	0.45	(0.59)	(0.29)	(1.27)
Weighted average number of common and common equivalent shares outstanding:
Basic	8,430	8,629	8,948	8,978
Diluted	8,928	9,145	9,222	9,248

23.	SUBSEQUENT EVENT

ROVA Refinancing

On March 17, 2008, Westmoreland Partners, a wholly owned subsidiary of the Company, completed a refinancing with The Prudential Insurance Company of America and Prudential Investment Management, Inc. of the Roanoke Valley Energy Project Units I & II. The refinancing provides for approximately $107.0 million of fixed rate term debt with interest rates varying from 6.0% to 11.42%. The required payments for the fixed rate term debt are $29.1 million in 2008, $22.3 million in 2009, $9.4 million in 2010, $8.0 million in 2011 and $8.8 million in 2012. The term debt is to be fully repaid before the end of 2015. The refinancing also provides for approximately $11.5 million in floating rate debt with a final maturity no later than January 31, 2011. The refinancing paid off all outstanding Bank Borrowings, Bond Borrowings, and the ROVA acquisition loan and eliminated the need for the irrevocable letters of credit, which supported the Bond Borrowings. The Company received a $5.0 million cash distribution from ROVA as part of the refinancing.

Sale of Convertible Notes

On March 4, 2008, the Company completed the sale of $15.0 million of senior secured convertible notes (the “Notes”) to Tontine Partners, L.P. and Tontine Capital Partners, L.P. (collectively, the “Tontine Purchasers”). The sale was completed pursuant to a Senior Secured Convertible Note Purchase Agreement dated as of March 4, 2008 (the “Note Purchase Agreement”) among the Company, the Tontine Purchasers, and Tontine Capital Associates, L.P., as collateral agent (the “Collateral Agent”).

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Notes bear interest at a rate of 9.0% per annum, payable in cash or in kind at the Company’s option, and are payable in full on March 4, 2013. The Tontine Purchasers may convert the Notes into shares of the Company’s common stock, par value $2.50 per share (“Common Stock”), initially at a conversion price of $10.00 per share. The number of shares of Common Stock into which the Notes may be converted would increase in the circumstances specified in the Note Purchase Agreement, including (i) the Company’s payment of interest on the Notes in kind and (ii) actions by the Company (including the payment of dividends or distributions in shares of Common Stock and certain issuances of securities convertible into or exchangeable for shares of Common Stock at an exercise price less than the conversion price of the Notes, but in any event the Notes may not be converted into more than 1,877,946 shares of Common Stock.

The Note Purchase Agreement contains affirmative and negative covenants. The Tontine Purchasers may declare the Notes immediately due and payable upon the occurrence of certain events of default, and the Notes are immediately due and payable without declaration upon the occurrence of other events of default, in each case as specified in the Note Purchase Agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Westmoreland Coal Company:

We have audited the consolidated balance sheets of Westmoreland Coal Company and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westmoreland Coal Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

As discussed in notes to the consolidated financial statements, the Company changed its method for accounting and reporting for share-based payments effective January 1, 2006, its method of accounting for deferred overburden removal costs effective January 1, 2006, its method of accounting for pension and other postretirement benefits effective December 31, 2006, and its method of quantifying misstatements effective January 1, 2006. Also, as discussed in note 1, the Company changed its method of accounting for workers’ compensation benefits effective January 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Denver, Colorado
March 28, 2008

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), Internal Control — Integrated Framework. The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In conducting the aforementioned evaluation, we determined that the three deficiencies in our internal control over financial reporting at December 31, 2006, which we had determined were material weaknesses in our internal controls at December 31, 2006, also existed and were material weaknesses in our internal controls over financial reporting at December 31, 2007. The following material weaknesses existed at December 31, 2007:

•	The Company did not maintain adequate controls for the testing, verification and review of the electronic spreadsheets that impact the Company’s financial reporting. This resulted in an ineffective review of the assumptions used and the data input into the electronic worksheets and errors in the accrual for coal reserve lease royalties. As a result, the Company’s accrual for coal reserve lease royalties contained material errors that were corrected in the restatement of the Company’s interim consolidated financial statements for the period ended June 30, 2007.

•	The Company did not maintain adequate controls to ensure the completeness and accuracy of the census data used to calculate the Company’s postretirement medical benefit liabilities. As a result, the Company’s postretirement medical benefit liabilities contained material errors that were corrected in the restatement of the Company’s interim consolidated financial statements for the periods ended March 31, 2007 and June 30, 2007.

•	The Company did not maintain policies, procedures and controls that were adequate to account for its Performance Unit Plan in accordance with generally accepted accounting principles for stock based compensation plans. As a result, the Company’s accrual for stock based compensation contained material errors that were corrected in the restatement of the Company’s interim consolidated financial statements for the periods ended March 31, 2007 and June 30, 2007.

As a result of the aforementioned material weaknesses, internal control over financial reporting was not effective as of December 31, 2007.

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

(c)	Remediation Efforts in Response to Material Weakness

To remediate the material weaknesses described above and enhance our internal controls over financial reporting, we intend to implement the following improvements to our internal controls during 2008:

•	Additional levels of review will be added over the calculation of our postretirement medical benefit liabilities and expense.

•	Additional levels of review will be added over our census data and other inputs used to calculate our postretirement medical benefits.

•	We will evaluate the effectiveness of our controls and accounting processes related to the accounting for our postretirement medical benefits. We will also provide training for the related personnel.

•	We will evaluate the effectiveness of our processes, controls, and reviews used to account for stock based compensation and will evaluate our internal valuation capabilities and our third-party advisor’s capabilities.

During the quarter ended December 31, 2007, we modified our internal control over financial reporting with respect to accounting for income taxes. We use a third-party tax service provider to complete the preparation, reconciliation, and analysis of our income tax provision and income tax related accounts and modified our review procedures over schedules supporting our income tax provision. However, these changes in internal control over financial reporting were in transition as of December 31, 2007.

We will continue to focus on the improvement of internal controls and processes on our accounting for postretirement medical benefits, and on the overall resolution of our material weaknesses.

(d)	Evaluation of Disclosure Controls and Procedures

Management maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our evaluation of our internal controls over financial reporting indicated that material weaknesses in our internal controls, as described above, existed at December 31, 2007. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

(e)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Westmoreland Coal Company:

We have audited Westmoreland Coal Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(a)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified and included in its assessment material weaknesses related to electronic spreadsheets that impact the Company’s financial reporting, census data used to calculate postretirement medical benefit obligations, and the accounting for one of the Company’s stock based compensation plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2007 consolidated financial statements, and this report does not affect our report dated March 28, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Denver, Colorado
March 28, 2008

ITEM 9B —	OTHER INFORMATION

None

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the annual meeting of stockholders to be held in 2008 (the “Proxy Statement”) under the captions “Proposal 1 — Election of Directors by the Holders of Common Stock,” “Proposal 2 — Election of Directors by the Holders of Series A Preferred Stock,” and “Corporate Governance.”

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

1. The financial statements filed herewith are: the Consolidated Balance Sheets of the Company and subsidiaries as of December 31, 2007 and December 31, 2006, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2007 together with the Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements, and the report of the independent registered public accounting firm thereon which are contained in Item 8.

2. The following financial statement schedules are filed herewith:

Report of Independent Registered Public Accounting Firm

Schedule I — Condensed Financial Statements of Parent Company

Schedule II — Valuation Accounts

The following financial statements of subsidiaries not consolidated and 50 percent or less owned persons are filed herewith:

Financial statements of Westmoreland-LG&E Partners as of December 31, 2005 and for the year ended December 31, 2005 and the six months ended June 30, 2006, with the Independent Auditors Reports thereon.

3. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY

/s/ David J. Blair
Name:     David J. Blair

Title:	Chief Financial Officer
(A Duly Authorized Officer)

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith E. Alessi Keith E. Alessi	President and Chief Executive Officer	March 31, 2008

/s/ David J. Blair David J. Blair	Chief Financial Officer	March 31, 2008

/s/ Kevin A. Paprzycki Kevin A. Paprzycki	Principal Accounting Officer and Controller	March 31, 2008

/s/ Thomas J. Coffey Thomas J. Coffey	Director	March 31, 2008

/s/ Robert E. Killen Robert E. Killen	Director	March 31, 2008

/s/ Richard M. Klingaman Richard M. Klingaman	Director	March 31, 2008

/s/ William M. Stern William M. Stern	Director	March 31, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Westmoreland Coal Company:

Under date of March 28, 2008, we reported on the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in the December 31, 2007 Annual Report on Form 10-K of Westmoreland Coal Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules I and II. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. The audit report on the consolidated financial statements of Westmoreland Coal Company and subsidiaries referred to above contains an explanatory paragraph that states that the Company has suffered recurring losses from operations, has a working capital deficit, and a net capital deficiency that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in notes to the consolidated financial statements, the Company changed its method for accounting and reporting for share-based payments effective January 1, 2006, its method of accounting for deferred overburden removal costs effective January 1, 2006, its method of accounting for pension and other postretirement benefits effective December 31, 2006, and its method of quantifying misstatements effective January 1, 2006. Also, as discussed in note 1, the Company changed its method of accounting for workers compensation benefits effective January 1, 2005.

KPMG LLP

Denver, Colorado
March 28, 2008

WESTMORELAND COAL COMPANY

SCHEDULE I — CONDENSED BALANCE SHEET
(Parent Company Information — See Notes to Consolidated Financial Statements)

	December 31,	December 31,
	2007	2006
	(Amounts in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$306	$128
Receivables:
Trade	—	—
Other	—	293

	—	293
Restricted cash	—	3,300
Excess of trust assets over pneumoconiosis benefit obligation	—	2,266
Other current assets	366	5,704

Total current assets	672	11,691

Property, plant and equipment:
Plant and equipment	5,507	5,416
Less accumulated depreciation, depletion and amortization	4,537	4,206

Net property, plant and equipment	970	1,210
Investment in subsidiaries and power projects, including intercompany balances	150,086	159,470
Other assets	10,899	6,655

Total Assets	$162,627	$179,026

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$—	$5,000
Accounts payable and accrued expenses	4,557	7,403
Income taxes	—	162
Workers’ compensation	956	949
Pension and SERP obligations	299	51
Postretirement medical benefits	16,998	15,771
Other current liabilities	2,473	—

Total current liabilities	25,283	29,336

Revolving lines of credit	—	8,500
Workers’ compensation, less current portion	8,566	8,589
Related party payable	53,797	52,551
Postretirement medical costs, less current portion	247,400	258,977
Pension and SERP obligations, less current portion	3,924	5,147
Other liabilities	914	1,859
Shareholders’ deficit:
Preferred stock	160	160
Common stock	23,567	22,535
Other paid-in capital	85,352	79,246
Accumulated other comprehensive loss	(116,093)	(139,424)
Accumulated deficit	(170,243)	(148,450)

Total shareholders’ deficit	(177,257)	(185,933)

Total Liabilities and Shareholders’ Deficit	$162,627	$179,026

WESTMORELAND COAL COMPANY

SCHEDULE I — CONDENSED STATEMENT OF OPERATIONS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Operating costs and expenses:
Depreciation and amortization	$330	$477	$263
Selling and administrative	11,629	12,932	7,077
Restructuring charges	2,655	—	—
Heritage health benefit expenses	25,788	32,821	31,704
Loss (gain) on sales of assets	(5,641)	25	—

	34,761	46,255	39,044

Operating loss	(34,761)	(46,255)	(39,044)
Other income (expense):
Interest expense	(615)	(877)	(465)
Interest income	1,255	457	334
Other income (loss)	1,086	(78)	2,662

	1,726	(498)	2,531

Loss before income taxes and income of consolidated subsidiaries	(33,035)	(46,753)	(36,513)
Equity in income of subsidiaries and earnings of power projects, net	11,054	34,064	26,409

Loss from continuing operations before income taxes	(21,981)	(12,689)	(10,104)
Income tax expense (benefit)	188	(9)	(179)

Net loss	$(21,793)	$(12,698)	$(10,283)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENT OF CASH FLOWS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Years Ended December 31
	2007	2006	2005
	(Amounts in thousands)

Cash flows from operating activities:
Net loss	$(21,793)	$(12,698)	$(10,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of subsidiaries and earnings of power projects	(11,054)	(34,064)	(26,409)
Depreciation, depletion and amortization	330	477	263
Gain on sales of assets	(5,641)	—	—
Share-based payment expense or compensation	2,467	2,564	1,719
Changes in operating assets and liabilities:
Receivables, net	293	(20,099)	400
Accounts payable and accrued expenses	(2,846)	1,483	3,912
Other assets and liabilities	10,813	12,446	3,091

Net cash used by operating activities	(27,431)	(49,891)	(27,307)

Cash flows from investing activities:
Distributions received from subsidiaries	11,745	14,381	4,318
Additions to property, plant and equipment	(91)	—	—
Change in restricted cash and bond collateral	3,300	—	—
Net proceeds from sales of assets	12,700	(784)	(491)

Net cash provided by investing activities	27,654	13,597	3,827

Cash flows from financing activities:
Net borrowings (repayments) on revolving lines of credit	(8,500)	8,000	5,500
Repayments of long-term debt	(5,000)	—	—
Loans from subsidiaries	10,699	27,119	18,383
Exercise of stock options	2,756	998	1,094
Dividends on preferred shares	—	(387)	(820)

Net cash provided by (used in) financing activities	(45)	35,730	24,157

Net increase (decrease) in cash and cash equivalents	178	(564)	677
Cash and cash equivalents, beginning of year	128	692	15

Cash and cash equivalents, end of year	$306	$128	$692

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Valuation Accounts
Years Ended December 31, 2007, 2006 and 2005

		Deductions
	Balance at	charged to
	Beginning of	Costs and			Balance at
	Year	Expenses	Deductions		End of Year
	(In thousands)

Year ended December 31, 2007:
Allowance for doubtful accounts	$—	$—	$—		$—

Year ended December 31, 2006:
Allowance for doubtful accounts	$2,441	$—	$(2,441	)(A)	$—

Year ended December 31, 2005:
Allowance for doubtful accounts	$2,441	$—	$—		$2,441	(B)

Amounts above include current and non-current valuation accounts.

(A)	Uncollectible note charged to allowance

(B)	Consists of reserves related to the uncollectibility of notes receivable reported as a reduction of other assets in the Company’s Consolidated Balance Sheets.

Westmoreland — LG&E Partners

Financial Statements & Supplementary Data

WESTMORELAND-LG&E PARTNERS

Balance Sheets
As of December 31, 2005

December 31,
2005
(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,430
Accounts receivable	22,844
Fuel inventories	1,689
Prepaid expenses	495

Total current assets	46,458
PROPERTY, PLANT, AND EQUIPMENT — Net	228,323
LOAN ORIGINATION FEES — Net	3,023
RESTRICTED ASSETS	22,849
OTHER ASSETS	—

$300,653

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$17,591
Accounts payable — affiliate	552
Interest payable	1,745
Current portion of long-term debt	25,594

Total current liabilities	45,482
LONG-TERM DEBT	158,002
OTHER NONCURRENT LIABILITIES	526

Total liabilities	204,010

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
Westmoreland-Roanoke Valley L.P.	50,932
LG&E-Roanoke Valley L.P.	45,837
Unrealized loss on derivative instrument	(126)

Total partners’ capital	96,643

Total	$300,653

See accompanying notes to financial statements.

WESTMORELAND-LG&E PARTNERS

Statements of Operations and Comprehensive Income
For the six months ended June 30, 2006 and the year ended December 31, 2005

	June 30,	December 31,
	2006	2005
	(In thousands)

Revenues:
Energy	$55,104	$109,991

	55,104	109,991

Cost and expenses:
Cost of sales	22,777	41,389
Cost of sales — affiliate	4,005	9,446
Depreciation, depletion and amortization	5,484	10,969
Selling and administrative	2,303	10,436
Selling and administrative — affiliate	399	852

	34,968	73,092

Operating income	20,136	36,899

Other income (expense):
Interest expense	(6,619)	(13,778)
Interest income	995	1,275
Other	—	—

	(5,624)	(12,503)

Revenues:	14,512	24,396
Other comprehensive income
Unrealized gain on derivative financial instrument	126	1,013

Total comprehensive income	$14,638	$25,409

See accompanying notes to financial statements.

WESTMORELAND-LG&E PARTNERS

Statements of Partners’ Capital
For the six months ended June 30, 2006 and the year ended December 31, 2005

			Unrealized
		LG&E	Gain
	Westmoreland-	Roanoke	(Loss) on
	Roanoke	Valley	Derivative
	Valley L.P.	L.P.	Instrument	Total
	(In thousands)

Balance as of December 31, 2004	48,906	43,854	(1,139)	91,621
Net Income	12,272	12,124	—	24,396
Partner distributions	(10,246)	(10,141)	—	(20,387)
Unrealized gain on derivative instrument	—	—	1,013	1,013
Balance as of December 31, 2005	50,932	45,837	(126)	96,643
Net Income	7,320	7,192	—	14,512
Partner distributions	(946)	(855)	—	(1,801)
Unrealized gain on derivative instrument	—	—	126	126

Balance as of June 30, 2006	$57,306	$52,174	$—	$109,480

See accompanying Notes to Financial Statements.

WESTMORELAND-LG&E PARTNERS

Statements of Cash Flows
For the six months ended June 30, 2006 and the year ended December 31, 2005

	June 30,	December 31,
	2006	2005
	(In thousands)

OPERATING ACTIVITIES:
Net income	$14,512	$24,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,115	10,250
Amortization	369	719
Ash monofill amortization	—	—
Decrease (increase) in accounts receivable	6,302	(2,580)
Decrease (increase) in fuel inventories	517	1,051
Decrease (increase) in prepaid expenses	(57)	63
Increase (decrease) in accounts payable and accrued liabilities	(11,027)	7,973
Increase (decrease) in interest payable	48	52

Net cash provided by operating activities	15,779	41,924

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(186)	(1,204)
Increase in restricted assets	(377)	(294)

Net cash used in investing activities	(563)	(1,498)

FINANCING ACTIVITIES:
Repayment of notes payable	(12,944)	(22,156)
Partner distributions	(1,801)	(20,387)

Net cash used in financing activities	(14,745)	(42,543)

NET INCREASE IN CASH AND CASH EQUIVALENTS	471	(2,117)
CASH AND CASH EQUIVALENTS — Beginning of year	21,430	23,547

CASH AND CASH EQUIVALENTs — End of year	$21,901	$21,430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,670	$13,726

See accompanying notes to financial statements.

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Westmoreland-LG&E Partners (the “Venture”), a Virginia general partnership, was formed to own and operate two cogeneration facilities (the “Facilities”) located in Weldon, North Carolina. The first facility, ROVA I, is a 180 MW facility and the second facility, ROVA II, is a 50 MW facility adjacent to ROVA I. The Facilities share certain coal handling, electrical distribution, and administrative equipment. The Facilities produce electric power and steam by burning coal. The steam is sold to a local industrial plant for use in its manufacturing process. ROVA I and ROVA II operate as exempt wholesale generators as determined by the Federal Energy Regulatory Commission. ROVA I commenced commercial operation on May 29, 1994 (Commercial Operations Date). ROVA II commenced commercial operation on June 1, 1995 (Commercial Operations Date).

On June 29, 2006, Westmoreland Coal Company acquired a 50% partnership interest in the venture from a subsidiary of E.ON U.S. LLC, or E.ON, — formerly LG&E Energy LLC. The transaction increases Westmoreland’s interest in the Venture to 100%. As part of the same transaction, Westmoreland acquired certain additional assets from LG&E Power Services LLC, a subsidiary of E.ON, consisting primarily of contracts under which Westmoreland will now operate and provide maintenance services to ROVA and four power plants in Virginia. For accounting purposes, the acquisition was assumed to have been completed effective June 30, 2006.

Subsequent to the acquisition, the partners in the Venture are Westmoreland-Roanoke Valley, L.P., or Westmoreland L.P., a limited partnership between Westmoreland Energy LLC, or WELLC, as the sole limited partner, and WELLC-Roanoke Valley, Inc., a wholly owned subsidiary of WELLC, as the sole general partner, and Westmoreland North Carolina Power LLC, a wholly owned subsidiary of WELLC. The partner previous to the acquisition was LG&E Roanoke Valley L.P., or LG&E L.P.,, a limited partnership between LG&E Power Roanoke Incorporated, an indirect wholly owned subsidiary of LG&E Power Inc., or LPI, as the sole limited partner, and LG&E Power 16 Incorporated, an indirect wholly owned subsidiary of LPI, as the sole general partner. Under the terms of the General Partnership Agreement (“Partnership Agreement”), after priority allocations to Westmoreland L.P., all income, loss, tax deductions and credits, and cash distributions were allocated approximately 50% to Westmoreland L.P. and 50% to Westmoreland North Carolina Power LLC.

Power Sales Agreement — The Venture has entered into two Power Purchase and Operating Agreements (“Power Agreements”) with North Carolina Power Company, a division of Dominion Virginia Power Company, or DVP, for the sale of all energy produced by the Facilities. Each Power Agreement is for an initial term of 25 years from the respective Commercial Operations Date. Revenue is recognized for these Power Agreements as amounts are invoiced.

Under the terms of ROVA I Power Agreement, the energy price consists of an Energy Purchase Price (“ROVA I Energy Price”) and a Purchased Capacity Unit Price (“ROVA I CUP”). ROVA I Energy Price is billed for each kilowatt-hour delivered and is comprised of a Base Fuel Compensation Price (“ROVA I Fuel Price”) and an Operating and Maintenance Price (“ROVA I O&M Price”). ROVA I Fuel Price is adjusted quarterly and ROVA I O&M Price is adjusted annually based upon the Gross Domestic Product Implicit Price Deflator Index (“GDPIPD”). ROVA I CUP is determined by dividing the sum of the applicable capacity components (the Fixed Capacity Component and the O&M Capacity Component) by a three-year rolling average capacity factor (“Average Capacity Factor”) expressed in cents per kilowatt-hour. Annually, on April 1, the O&M Capacity Component is adjusted by the percentage change in the GDPIPD. The Venture recognizes revenue based on the billed ROVA I Energy Price and ROVA I Delivered Capacity expressed in kilowatt-hours multiplied by ROVA I CUP. In addition, a notional, off-balance sheet account (the “Tracking Account”) has been established to accumulate differences in actual capacity versus the three-year rolling average capacity to facilitate calculation of Capacity Purchase Payment Adjustments. If the Actual Capacity Factor for any year is less than the Average Capacity Factor, the Tracking Account is decreased and the Venture will recognize

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

additional revenue from the Capacity Purchase Payment Adjustment to the extent of the positive balance in the Tracking Account. If the Actual Capacity Factor for any year is greater than the Average Capacity Factor, the Tracking Account is increased, but no additional revenue is recognized. As of June 30, 2006 and December 31, 2005, the Tracking Account contained a positive balance of $829,022, and $829,022, respectively, which is not included in the financial statements.

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

Energy Services Agreement — The Venture has entered into an Energy Services Agreement (“Energy Agreement”) with Patch Rubber Company for the sale of steam produced by the Facilities. The Energy Agreement is for an initial term of 15 years from the later of ROVA I Initial Delivery Date or ROVA II Initial Delivery Date with three five-year renewal options. Under the terms of the Energy Agreement, the volume of steam delivered determines payments to the Venture. The prices of delivered steam are increased annually based upon the Gross National Product Implicit Price Deflator Index, or GNPIPD, beginning January 1, 1991, except that such increase shall not exceed 3% per year. The Venture recognizes revenue on steam sales based on the volume of steam delivered.

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

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Balance of property, plant, and equipment at cost, as of December 31, 2005, is as follows:

		Useful lives in
	2005	Years

Land	$1,010
Land improvements	300	29
Plant and related equipment, including capitalized interest of $34,486,000 in 2005 and 2004	335,073	5 -35
Office equipment	991	5
Ash monofills	2,231
Construction-in-progress	9
Asset retirement obligation	203	24
Transportation equipment	182	5

Total cost	339,999
Less accumulated depreciation	(111,676)

Property, plant, and equipment — net	$228,323

Loan Origination Fees — Loan origination fees incurred in conjunction with obtaining the construction and term loan, institutional loan, and bond financing have been capitalized. These costs are being amortized by the effective-interest method over the lives of the notes and bonds. Accumulated amortization as of December 31, 2005 was $9,149,105.

Restricted Assets — Restricted assets represent cash deposits to the Debt Protection Account, or DPA, the Ash Reserve Account, or Ash, and the Repair and Maintenance Account, or R&M, as required by the Credit Agreement. At December 31, 2005, the DPA balance was fully funded at $21,724,657. The maximum Ash balance is $600,000, of which $606,009 has been funded by the Venture at December 31, 2005, in accordance with the terms of the Credit Agreement. The maximum R&M balance is $2,200,000 through January 31, 2004, and $2,600,000 thereafter until January 31, 2010, of which $518,330 has been funded by the Venture at December 31, 2005, in accordance with the terms of the Credit Agreement. The remaining R&M balance will be funded incrementally on each distribution date until such time as it is fully funded. See Note 3 Long-Term Debt.

Intangible Asset — The Venture paid $215,973 to construct a steam host physically located on the property of Patch Rubber Company. The Venture has rights to use the system through October 2006. These costs have been amortized on a straight-line basis over a period of nine years. Accumulated amortization was $215,973 at December 31, 2005.

Major Maintenance — The Venture expenses major maintenance costs as incurred.

Income Taxes — The Venture is a partnership and, as such, does not record or pay income taxes. Each Venture partner reports its respective share of the Venture’s taxable income or loss for income tax purposes.

Derivatives — Statement of Financial Accounting Standards, or SFAS, 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, requires that all derivatives be recognized in the financial statements as either assets or liabilities and that they be measured at fair value. Changes in fair value are recorded as adjustments to the assets or liabilities being hedged in Other Comprehensive Income (Loss), or in current earnings, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

In connection with the adoption of SFAS.133, SFAS 138 and SFAS 149, the Venture classified its Interest Rate Exchange Agreements (“Swap Agreements”) as cash flow hedges. At December 31, 2005, the fair value of the Swap Agreements is recorded as a noncurrent liability of $126,134. The change in fair value is recorded as a component of Other Comprehensive Income. The swap agreement was terminated as of June 30, 3006.

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

As of December 31, 2005, the Venture’s obligation recorded in Other Noncurrent Liabilities was $400,307. Changes in the Venture’s asset retirement obligations for the year ended December 31, 2005 was as follows:

2005

Asset retirement obligation — beginning of period	$374
Accretion	26

Asset retirement obligation — end of period	$400

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

The Venture is a party to financial instruments with off-balance sheet risk. Pursuant to SFAS 107, Disclosures about Fair Value of Financial Instruments, the Venture is required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable, and accounts payable reflected on the balance sheets approximate the fair value of these instruments due to the short duration to maturity. The fair value of long-term debt is based on the interest rates available to the Venture for debt with similar terms and maturities. The fair value of interest rate swaps is based on the quoted market price.

The carrying value and estimated fair value of the Venture’s financial instruments as of December 31, 2005 are as follows:

	2005
	Carrying	Fair
	Value	Value
	(In thousands)

Long-term debt	$(183,596)	$(192,946)
Interest rate swaps	(126)	(126)

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	LONG-TERM DEBT

Long-term debt at December 31, 2005 and 2004 consisted of the following:

2005
(In thousands)

Notes payable to banks:
Tranche A	$57,468
Tranche B	15,604
Notes payable to institutional lenders:
Tranche A	51,000
Tranche B	22,764
Bonds payable:
Tranche A	29,515
Tranche B	7,245

Total	183,596
Less current portion	25,594

Total long-term debt	$158,002

On December 18, 1991, the Venture entered into the Credit Agreement (“Tranche A”) with a consortium of banks (the “Banks”) and an Institutional Lender for the financing and construction of ROVA I facility. On December 1, 1993, the Credit Agreement was amended and restated (“Tranche B”) to allow for the financing and construction of the ROVA II facility. Under the terms of the Credit Agreement, the Venture is permitted to borrow up to $229,887,000 from the Banks (“Bank Borrowings”), $120,000,000 from an Institutional Lender (“Institutional Borrowings”), and $36,760,000 in tax-exempt facility revenue bonds (“Bond Borrowings”) under two Indenture Agreements with the Halifax County, North Carolina, Industrial Facilities and Pollution Control Financing Authority (“Financing Authority”). The borrowings are evidenced by promissory notes and are secured by land, the facilities, the Venture’s equipment, inventory, accounts receivable, certain other assets and the assignment of all material contracts. Bank borrowings amounted to $73,071,787 at December 31, 2005 and mature in 2008. The Credit Agreement requires interest on the Bank borrowings at rates set at varying margins in excess of the Banks’ base rate, London Interbank Offering Rate, or LIBOR, or certificate of deposit rate, or CD, for various terms from one day to one year in length, each to be selected by the Venture when amounts are borrowed. Interest payments for all elections are generally due at the end of the applicable interest period. However, if such interest period extends beyond a quarterly date, then interest is due on each quarterly date and at the end of the applicable interest period. During the years ended December 31, 2005, the weighted average interest rate on the outstanding Bank borrowings was 4.80%. The interest rate at December 31, 2005 was 5.86%.

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

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Term Loan are based upon fixed percentages, ranging from 0.68% to 7.87% of the Tranche B Term Loan, and are paid in 40 semiannual installments ranging from $294,000 to $6,510,000.

Under the terms of the Credit Agreement, interest on the Tranche A Institutional Borrowings is fixed at 10.42% and interest on the Tranche B Institutional Borrowings is fixed at 8.33%.

In accordance with the Indenture Agreement, the Financing Authority issued $29,515,000 of 1991 Variable Rate Demand Exempt Facility Revenue Bonds (“1991 Bond Borrowings”) and $7,245,000 of 1993 Variable Rate Demand Exempt Facility Revenue Bonds (“1993 Bond Borrowings”). The 1991 Bond Borrowings and the 1993 Bond Borrowings are secured by irrevocable letters of credit in the amounts of $30,058,400 and $7,378,387, respectively, which were issued to the respective Trustee by the Banks. The fees associated with the letters of credit totaled $781,424 for the year ended December 31, 2005. The weighted average interest rate for the outstanding Bond Borrowings was 4.09% and 2.43% for the six months ended June 30, 2006 and the year ended December 31, 2005. The interest rate at December 31, 2005 was 3.10%. The 1991 Bond Indenture Agreement requires repayment of the 1991 Bond Borrowings in four semi-annual installments of $1,180,600, $1,180,600, $14,757,500, and $12,396,300. The first installment of the 1991 Bond Borrowings is due in January 2008. The 1993 Indenture Agreement requires repayment of the 1993 Bond Borrowings in three semi-annual installments of $1,593,900, $1,811,250, and $3,839,850. The first installment is due in July 2009.

On January 17, 1992, the Venture entered into Interest Rate Exchange Agreements (“Swap Agreements”) with the Banks, which were created for the purpose of securing a fixed interest rate of 8.03% on approximately 63.3% of the Tranche A Bank Borrowings. These Swap Agreements have been classified as cash flow hedges. In return, the Venture receives a variable rate based on LIBOR, which averaged 4.75% and 3.3% during the first six months of 2006 and for the year ended December 31, 2005. Under the terms of the Swap Agreements, the difference between the interest at the rate selected by the Venture at the time the funds were borrowed and the fixed interest rate is paid or received quarterly. Swap interest incurred under this agreement was $124,606 and $947,958 for the six months ended June 30, 2006 and for the year ended December 31, 2005.

To ensure performance under the Power Agreement, irrevocable letters of credit in the amounts of $4,500,000 and $1,476,000 were issued to DVP by the Banks on behalf of the Venture for ROVA I and ROVA II, respectively. The fees associated with the letters of credit totaled $53,342 and $89,640 for the six months ended June 30, 2006 and for the year ended December 31, 2005.

The debt agreements contain various restrictive covenants primarily related to construction of the Facilities, maintenance of the property, and required insurance. Additionally, the financial covenants include restrictions on incurring additional indebtedness and property liens, paying cash distributions to the partners, and incurring various commitments without lender approval. At June 30, 2006 and 2005, the Venture was in compliance with the various covenants.

Pursuant to the terms of the Credit Agreement, the Venture must maintain a debt protection account, or DPA. On November 30, 2000, Amendment 6 to the Credit Agreement (“Amendment 6”) was negotiated with the Banks and the full funding level was increased to $22.0 million and an additional $2.0 million was funded. Beginning in 2002, additional funding of $1.1 million per year is required through 2008. In 2009, $6.7 million of the $9.7 million contributed from 2000-2008 will be available for partnership distribution. In 2010, the remaining $3 million will be available for partnership distribution and the full funding level reverts back to $20,000,000. At December 31, 2005, the DPA consists of $21,724,657 in cash (see Note 1, Restricted Assets) and a letter of credit in the amount of $5,000,000 provided by E.ON.

Balances held in the DPA are available to be used to meet shortfalls of debt service requirements. If the balance in the DPA falls below the required balance, the cash flow from the Facilities must be paid into the

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

DPA until the deficiency is corrected. There were no deficiencies at June 30, 2006 and year ended December 31, 2005.

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

Future principal payments on long-term debt at June 30, 2006, are as follows:

Years	Total
(In thousands)

2006	$12,650
2007	$27,695
2008	$32,268
2009	$31,233
2010	$15,306
Thereafter	$51,500

$170,652

4.	COMMITMENTS AND CONTINGENCIES

Coal Supply Agreement — The Venture has entered into two Coal Supply Agreements (“Coal Agreements”) with TECO Coal Corporation, or TECO. Under the terms of the Coal Agreements, TECO entered into a subcontract with Kentucky Criterion Coal Company, or KCCC, an affiliate of WELLC, to provide 79.5% of the coal requirements under the Coal Agreements. On December 16, 1994, WELLC sold the assets of KCCC to Consol of Kentucky, Inc., or Consol. TECO consented to the assignment of the subcontract with KCCC to Consol. Each Coal Supply Agreement is for an initial term of 20 years from the respective Commercial Operations Date with two five-year renewal options. Under the terms of the Coal Agreements, the Venture must purchase a combined minimum of 512,500 tons of coal each contract year (“Minimum Quantity”). In the event the Venture fails to purchase the Minimum Quantity in any contract year, the Venture may be liable for actual and direct damages incurred by TECO, up to a maximum of $5 per ton for each ton short for ROVA I or 20% of the current base price for each ton short for ROVA II. The base price is adjusted annually on July 1 of each contract year based upon the GNPIPD. The average cost of coal per ton, including transportation cost, for the six months ended June 30, 2006 and for the year ended December 31, 2005 was $49.62 and 48.59. Coal purchases from TECO for the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004 were $10,390,453 and $20,304,811, respectively.

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

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

The average lime cost per ton, including transportation cost, for the six months ended June 30, 2006 and the year ended December 31, 2005 was $98.15 and $86.70, respectively. Total purchases and transportation under the agreements were $1,237,210 and $1,597,170, respectively, for the six months ended June 30, 2006 and the year ended December 31, 2005. See Rail Transportation Agreement below for information about contract terms and conditions.

Rail Transportation Agreement — The Coal Rail Transportation Agreement (“Coal Rail Agreement”) is for an initial term of 20 years from the commercial date of ROVA I, with two five-year renewal options. Under the terms of the Coal Rail Agreement, the base rate per ton is adjusted annually for the life of the Coal Rail Agreement. Additionally, the Venture must utilize CSX Transportation, or CSX, for up to 95% of the coal received by the Facility on an annual basis. Failure to comply with this requirement may result in liquidated damages based on the difference between the 95% contract requirement and tons actually received. Total charges under the Coal Rail Agreement for the six months ended June 30, 2006, and the year ended December 31, 2005, were $5,959,700 and $10,564,729, respectively.

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

The Venture incurred various costs that were paid to LPI and its affiliates, primarily relating to venture management fees, financial management, engineering, environmental services, and internal legal fees on behalf of the Venture. Fees incurred totaled $263,923 and $575,149, respectively, for the six months ended June 30, 2006 and for the year ended December 31, 2005. At December 31, 2005, $104,994 was owed to LPI and is included in accounts payable-affiliate in the accompanying financial statements.

The Venture incurred various costs that were paid to WELLC primarily relating to venture accounting fees and cost accounting services. Fees paid totaled $135,550 and $276,628 for the six months ended June 30, 2006 and for the year ended December 31, 2005, respectively. At December 31, 2005, $14,000 was owed to WELLC and is included in accounts payable-affiliate in the accompanying financial statements.

The Venture incurred maintenance costs, which were paid to Westmoreland Technical Services, Inc., or WTS. These costs totaled $915,132 and $2,268,902 for the six months ended June 30, 2006 and for the year ended December 31, 2005. At December 31, 2005, $40,053 was owed to WTS and is included in accounts payable-affiliate in the accompanying financial statements.

Report of Independent Registered Public Accounting Firm

The Partners
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

Deloitte & Touche LLP

Indianapolis, Indiana
March 10, 2006

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Westmoreland Coal Company is incorporated herein by reference to Exhibit 3.1 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.
3.2	Certificate of Correction to the Restated Certificate of Incorporation of Westmoreland Coal Company is incorporated herein by reference to Exhibit 3.1 to Westmoreland’s Current Report on Form 8-K filed October 21, 2004 (SEC File No. 001-11155).
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Westmoreland Coal Company is incorporated herein by reference to Exhibit 3.1 to Westmoreland’s Current Report on Form 8-K filed September 7, 2007 (SEC File No. 001-11155).
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Westmoreland Coal Company is incorporated herein by reference to Exhibit 3.2 to Westmoreland’s Current Report on Form 8-K filed September 7, 2007 (SEC File No. 001-11155).
3.5	Bylaws, as amended and restated effective January 1, 2008, are incorporated herein by reference to Exhibit 3.1 to Westmoreland’s Current Report on Form 8-K filed July 24, 2007 (SEC File No. 001-11155).
4.1	Certificate of Designation of Series A Convertible Exchangeable Preferred Stock of the Company, defining the rights of holders of such stock, filed July 8, 1992 as an amendment to the Company’s Certificate of Incorporation, is incorporated herein by reference to Exhibit 3(a) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 1992 (SEC File No. 001-11155).
4.2	Indenture between Westmoreland and Fidelity Bank, National Association, as Trustee, relating to the Exchange Debentures, is incorporated herein by reference to Exhibit 4.2 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.
4.3	Form of Exchange Debenture is incorporated herein by reference to Exhibit 4.3 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.
4.4	Deposit Agreement among Westmoreland, First Chicago Trust Company of New York, as Depository, and the holders from time to time of the Depository Receipts is incorporated herein by reference to Exhibit 4.4 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.
4.5	Specimen certificate representing the Common Stock is incorporated by reference to Exhibit 4(c) to Westmoreland’s Registration Statement on Form S-2 (Registration No. 33-1950) filed December 4, 1985.
4.6	Specimen certificate representing the Preferred Stock is incorporated by reference to Exhibit 4.6 to Westmoreland’s registration statement on Form S-2 (Registration No. 33-47872) filed May 13, 1992, and Amendments 1 through 4 thereto.
4.7	Form of Depository Receipt is incorporated by reference to Exhibit 4.5 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.
4.8	Amended and Restated Rights Agreement, dated as of February 7, 2003, between Westmoreland Coal Company and EquiServe Trust Company, N.A. is incorporated by reference to Exhibit 4.1 to Westmoreland’s Current Report on Form 8-K filed February 7, 2003 (SEC File No. 001-11155).
4.9	First Amendment to Amended and Restated Rights Agreement dated as of May 2, 2007 between Westmoreland Coal Company and Computershare Trust Company, N.A. is incorporated by reference to Exhibit (l) to Amendment No. 2 to Form 8-A filed May 4, 2007 (SEC File No. 001-11155).
4.10	Second Amendment to Amended and Restated Rights Agreement dated as of March 4, 2008 between Westmoreland Coal Company and Computershare Trust Company, N.A. is incorporated by reference to Exhibit (l) to Amendment No. 3 to Form 8-A filed March 6, 2008 (SEC File No. 001-11155).
4.11	Warrant dated August 20, 2007 in favor of SOF Investments, L.P.
4.12	In accordance with paragraph(b)(4)(iii) of Item 601 of Regulation S-K, Westmoreland hereby agrees to furnish to the Commission, upon request, copies of all other long-term debt instruments.

Exhibit
Number		Description

10	.1*	In 1990, the Board of Directors of Westmoreland established an Executive Severance Policy for certain executive officers, which provides a severance award in the event of termination of employment. The Executive Severance Policy is incorporated by reference to Exhibit 10.2 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.
10	.2*	Westmoreland Coal Company 1991 Non-Qualified Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10(i) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 1990 (SEC File No. 0-752).
10	.3*	Supplemental Executive Retirement Plan, effective January 1, 1992, for certain executive officers and other key individuals, to supplement Westmoreland’s Retirement Plan is incorporated herein by reference to Exhibit 10(d) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 001-11155).
10.4		Amended Coal Lease Agreement between Westmoreland Resources, Inc. and Crow Tribe of Indians, dated November 26, 1974, as further amended in 1982, is incorporated herein by reference to Exhibit 10(a) to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (SEC File No. 0-752).
10	.5*	Westmoreland Coal Company 1995 Long-Term Incentive Stock Plan is incorporated herein by reference to Appendix 3 to Westmoreland’s Definitive Schedule 14A filed April 28, 1995 (SEC File No. 0-752).
10.6		Master Agreement dated as of January 4, 1999 between Westmoreland Coal Company, Westmoreland Resources, Inc., Westmoreland Energy, Inc., Westmoreland Terminal Company, and Westmoreland Coal Sales Company, the UMWA 1992 Benefit Plan and its Trustees, the UMWA Combined Benefit Fund and its Trustees, the UMWA 1974 Pension Trust and its Trustees, the United Mine Workers of America, and the Official Committee of Equity Security Holders in the chapter 11 case of Westmoreland Coal and its official members is incorporated herein by reference to Exhibit No. 99.2 to Westmoreland’s Current Report on Form 8-K filed February 4, 1999 (SEC File No. 001-11155).
10	.7*	Westmoreland Coal Company 1996 Directors’ Stock Incentive Plan is incorporated herein by reference to Exhibit 10(i) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 001-11155).
10	.8*	Westmoreland Coal Company 2000 Nonemployee Directors’ Stock Incentive Plan is incorporated herein by reference to Exhibit 10(j) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 001-11155).
10	.9*	Westmoreland Coal Company 2000 Long-Term Incentive Stock Plan is incorporated herein by reference to Annex A to Westmoreland’s Definitive Schedule 14A filed April 20, 2000 (SEC File No. 001-11155).
10	.10*	Westmoreland Coal Company 2001 Directors Compensation Policy is incorporated herein by reference to Exhibit 10.11 to Westmoreland’s Registration Statement on Form S-1 (Registration No. 333-117709) filed July 28, 2004.
10.11		Amended and Restated Coal Supply Agreement dated August 24, 1998 by and among The Montana Power Company, Puget Sound Energy, Inc., The Washington Water Power Company, Portland General Electric Company, PacifiCorp and Western Energy Company is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001, filed on July 25, 2007 (SEC File No. 001-11155).
10.12		Coal Transportation Agreement dated July 10, 1981 by and among the Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company, Basin Electric Power Cooperative, and Western Energy Company is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001, filed on July 25, 2007 (SEC File No. 001-11155).

Exhibit
Number	Description

10.13	Amendment No. 1 to the Coal Transportation Agreement dated September 14, 1987 by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company and Western Energy Company is incorporated herein by reference to Exhibit 10.3 to Westmoreland’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001, filed on July 25, 2007 (SEC File No. 001-11155).
10.14	Amendment No. 2 to the Coal Transportation Agreement dated August 24, 1998 by and among The Montana Power Company, Puget Sound Power & Light Company, Puget Colstrip Construction Company, The Washington Water Power Company, Portland General Electric Company, Pacific Power & Light Company, Basin Electric Power Cooperative, and Western Energy Company is incorporated herein by reference to Exhibit 10.4 to Westmoreland’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001, filed on July 25, 2007 (SEC File No. 001-11155).
10.15	Term Loan Agreement dated as of April 27, 2001 by and among Westmoreland Mining LLC, WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., the other entities from time to time party thereto as guarantors, and the purchasers named in Schedule A thereto is incorporated herein by reference to Exhibit 99.2 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).
10.16	Credit Agreement dated as of April 27, 2001 by and among Westmoreland Mining LLC, WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., the other entities from time to time party thereto as guarantors, the banks party thereto, and PNC Bank, National Association, in its capacity as agent for the banks, is incorporated herein by reference to Exhibit 99.3 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).
10.17	First Amendment to Credit Agreement dated as of August 15, 2001 among Westmoreland Mining LLC, the Loan Parties under the Credit Agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent, is incorporated herein by reference to Exhibit 10.7 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-11155).
10.18	First Amendment to Note Purchase Agreement dated as of August 15, 2001 among Westmoreland Mining LLC, the other Obligors under the Agreement, the Purchasers under the Agreement, and PNC Capital Markets, Inc., as lead arranger, is incorporated herein by reference to Exhibit 10.8 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (SEC File No. 001-11155).
10.19	Amendment No. 2 to Credit Agreement dated February 27, 2002 among Westmoreland Mining LLC, the Loan Parties under the Credit Agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent, is incorporated herein by reference to Exhibit 10(w) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File No. 001-11155).
10.20	Second Amendment to Term Loan Agreement dated February 27, 2002 among Westmoreland Mining LLC, the other Obligors under the Agreement, the Purchasers under the Agreement, and PNC Capital Markets, Inc., as lead arranger, is incorporated herein by reference to Exhibit 10(x) to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File No. 001-11155).
10.21	Third Amendment to Term Loan Agreement dated March 8, 2004 among Westmoreland Mining LLC, the other Obligors under the Agreement, the Purchasers under the Agreement, and PNC Capital Markets, Inc., as lead arranger, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed March 10, 2004 (SEC File No. 001-11155).
10.22	Third Amendment to Credit Agreement dated March 8, 2004 among Westmoreland Mining LLC, the Loan Parties under the Credit Agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent, is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Current Report on Form 8-K filed March 10, 2004 (SEC File No. 001-11155).

Exhibit
Number		Description

10.23		Fourth Amendment to Credit Agreement dated December 21, 2005 among Westmoreland Mining LLC, the Loan Parties under the Credit agreement, the Banks under the Credit Agreement, and PNC Bank, National Association, as Agent, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed December 22, 2005 (SEC File No. 001-11155).
10.24		Pledge Agreement dated as of April 27, 2001, by and among Westmoreland Coal Company, Westmoreland Mining LLC, the other entities from time to time party thereto as pledgors, and Firstar Bank, N.A., as collateral agent for the purchasers in connection with the Term Loan Agreement, is incorporated herein by reference to Exhibit 99.4 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).
10.25		Pledge Agreement dated as of April 27, 2001, by and among Westmoreland Coal Company, Westmoreland Mining LLC, the other entities from time to time party thereto as pledgors, and Firstar Bank, N.A., as collateral agent for the banks in connection with the Revolving Credit Agreement, is incorporated herein by reference to Exhibit 99.5 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).
10.26		Continuing Agreement of Guaranty and Suretyship dated as of April 27, 2001, by and among WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., and each of the other persons which becomes a guarantor thereunder, in favor of the purchasers under the Term Loan Agreement, is incorporated herein by reference to Exhibit 99.6 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).
10.27		Continuing Agreement of Guaranty and Suretyship dated as of April 27, 2001, by and among WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., and each of the other persons which becomes a guarantor thereunder, in favor of PNC Bank, National Association, as agent for the banks in connection with that Credit Agreement, is incorporated herein by reference to Exhibit 99.7 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).
10.28		Security Agreement dated as of April 27, 2001, by and among Westmoreland Mining LLC, WCCO-KRC Acquisition Corp., Dakota Westmoreland Corporation, Western Energy Company, Northwestern Resources Co., and each of the other persons which becomes a guarantor under the Term Loan Agreement and Firstar Bank, N.A., as collateral agent for the purchasers under the Term Loan Agreement, is incorporated herein by reference to Exhibit 99.8 to Westmoreland’s Current Report on Form 8-K filed May 15, 2001 (SEC File No. 001-11155).
10.29		Stock Purchase Agreement dated as of September 15, 2000 by and between Westmoreland Coal Company and Entech, Inc. is incorporated herein by reference to Exhibit 99.1 to Westmoreland’s Current Report on Form 8-K filed February 5, 2001 (SEC File No. 001-11155).
10	.30*	Westmoreland Coal Company 2002 Long-Term Incentive Stock Plan is incorporated herein by reference to Annex A to Westmoreland’s Definitive Proxy Statement filed April 23, 2002 (SEC File No. 001-11155).
10	.31*	Westmoreland Coal Company 2000 Performance Unit Plan, dated May 22, 2003, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 001-11155).
10	.32*	First Amendment to Westmoreland Coal Company 2000 Non-employee Directors’ Stock Incentive Plan, dated May 22, 2003, is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 001-11155).
10.33		Purchase Agreement dated June 23, 2006 by and between LG&E Roanoke Valley L.P., LG&E Power Services LLC, and Westmoreland Coal Company is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155)
10.34		Third Amendment and Restatement of the Power Purchase and Operating Agreement effective as of December 1, 2000 between Westmoreland-LG&E Partners and Virginia Electric and Power Company is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).

Exhibit
Number		Description

10.35		Second Amendment and Restatement of the Power Purchase and Operating Agreement dated November 21, 2000 between Westmoreland-LG&E Partners and Virginia Electric and Power Company for the Roanoke Valley II Project is incorporated herein by reference to Exhibit 10.3 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).
10.36		Note Purchase Agreement dated June 29, 2006 between Westmoreland Energy LLC and SOF Investments, L.P. is incorporated herein by reference to Exhibit 10.16 to Westmoreland’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 001-11155).
10	.37*	Westmoreland Coal Company Severance Policy for specified employees, including certain executive officers not covered by Westmoreland’s Executive Severance Policy, dated July 26, 2004 is incorporated herein by reference to Exhibit 10.61 to Westmoreland’s Annual Report on Form 10-K for the year ended December 31, 2006 (SEC File No. 001-11155).
10	.38*	Severance Policy dated May 21, 2007 is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K/A filed June 15, 2007 (SEC File No. 001-11155).
10	.39*	Westmoreland Coal Company 2007 Equity Incentive Plan for Employees and Non-Employee Directors is incorporated herein by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed July 19, 2007 (SEC File No. 001-11155).
10.40		First Amendment, Consent and Release, dated as of August 22, 2007, to Note Agreements, each dated as of June 29, 2006, among Westmoreland Energy LLC, Westmoreland Power, Inc., Westmoreland Power Operations, LLC, Westmoreland Utility Operations, LLC, Westmoreland — North Carolina Power, L.L.C., Westmoreland-Roanoke Valley, L.P., SOF Investments, L.P., as collateral agent, and the Purchasers named therein.
10.41		Second Amendment, dated as of October 1, 2007, by and between Westmoreland Energy LLC and the purchaser named therein, amending the Note Agreements, each dated as of June 29, 2006, among Westmoreland Energy LLC, Westmoreland Power, Inc., Westmoreland Power Operations, LLC, Westmoreland Utility Operations, LLC, Westmoreland — North Carolina Power, L.L.C., Westmoreland-Roanoke Valley, L.P., SOF Investments, L.P., as collateral agent, and each of the Purchasers named in the First Amendment.
10.42		Amended and Restated Lignite Supply Agreement dated as of September 28, 2007 by and between NRG Texas Power LLC and Texas Westmoreland Coal Co. is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Quarterly Report on Form 10-Q filed March 17, 2008 (SEC File No. 001-11155).
10.43		Guaranty Agreement dated as of September 28, 2007 by Westmoreland Coal Company for the benefit of NRG Texas Power LLC.
10.44		Business Loan Agreement dated October 29, 2007 between Westmoreland Resources, Inc., a Delaware corporation, and First Interstate Bank, a Montana corporation, is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed November 2, 2007 (SEC File No. 001-11155).
10.45		Second Amended and Restated Loan Agreement, dated as of February 11, 2008, by and among Westmoreland Partners, The Prudential Insurance Company of America, the Purchasing Lenders named therein, and Prudential Investment Management, Inc., as agent for the Lenders.
10.46		Second Amended and Restated Assignment and Security Agreement, dated as of February 11, 2008, by and between Westmoreland Partners and Prudential Investment Management, Inc.
10.47		Third Amended and Restated General Partner Security and Limited Guaranty Agreement, dated as of February 11, 2008, by and among Westmoreland-Roanoke Valley, L.P., Westmoreland-North Carolina Power, LLC and Prudential Investment Management, Inc.
10.48		Senior Secured Convertible Note Purchase Agreement dated as of March 4, 2008 among Westmoreland Coal Company, Tontine Partners, L.P. and Tontine Capital Partners, L.P., and Tontine Capital Associates, L.P. is incorporated herein by reference to Exhibit 10.1 to Westmoreland’s Current Report on Form 8-K filed March 6, 2008 (SEC File No. 001-11155).

Exhibit
Number	Description

10.49	Registration Rights Agreement dated as of March 4, 2008 among Westmoreland Coal Company, Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Overseas Associates, L.L.C., Tontine Capital Management, L.L.C., and Jeffrey L. Gendell is incorporated herein by reference to Exhibit 10.2 to Westmoreland’s Current Report on Form 8-K filed March 6, 2008 (SEC File No. 001-11155).
10.50	Guaranty dated as of March 4, 2008 from Westmoreland Resources, Inc. in favor of Tontine Partners, L.P. and Tontine Capital Partners, L.P. is incorporated herein by reference to Exhibit 10.3 to Westmoreland’s Current Report on Form 8-K filed March 6, 2008 (SEC File No. 001-11155).
10.51	Security Agreement dated as of March 4, 2008 between Westmoreland Resources, Inc. and Tontine Capital Associates, L.P. is incorporated herein by reference to Exhibit 10.4 to Westmoreland’s Current Report on Form 8-K filed March 6, 2008 (SEC File No. 001-11155).
10.52	Pledge Agreement dated as of March 4, 2008 among Westmoreland Coal Company, Westmoreland Resources, Inc., and Tontine Capital Associates, L.P. is incorporated herein by reference to Exhibit 10.5 to Westmoreland’s Current Report on Form 8-K filed March 6, 2008 (SEC File No. 001-11155).
21	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
23.2	Consent of KPMG LLP
23.3	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Compensatory benefit plan or arrangement or management contract.