Form 10-Q
period 2008-03-31
WESTMORELAND COAL CO
filed 2008-05-09
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number
001-11155
WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	23-1128670

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 North Cascade Avenue, 2nd Floor Colorado Springs, Colorado	80903

(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2008: Common stock, $2.50 par value: 9,500,281 shares.

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$24,913	$19,736
Receivables:
Trade	61,227	52,732
Other	1,878	2,630

	63,105	55,362

Inventories	25,897	28,798
Restricted investments and bond collateral	20,251	20,118
Other current assets	5,785	3,829

Total current assets	139,951	127,843

Property, plant and equipment:
Land and mineral rights	83,048	83,048
Capitalized asset retirement cost	126,532	126,532
Plant and equipment	422,570	410,379

	632,150	619,959
Less accumulated depreciation, depletion and amortization	187,433	177,533

Net property, plant and equipment	444,717	442,426

Excess of trust assets over pneumoconiosis benefit obligation	2,924	2,216
Advanced coal royalties	3,832	3,881
Reclamation deposits	66,781	65,613
Restricted investments and bond collateral, less current portion	39,661	56,386
Contractual third party reclamation receivables	69,262	68,811
Intangible assets, net of accumulated amortization $3.2 million and $2.6 million at March 31, 2008, and December 31, 2007, respectively	12,432	12,519
Other assets	3,667	2,833

Total Assets	$783,227	$782,528

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$86,589	$86,719
Revolving lines of credit	16,600	14,200
Accounts payable and accrued expenses:
Trade	45,932	47,770
Bank overdrafts	4,641	6,026
Income taxes	2,298	1,571
Interest	1,383	2,616
Production taxes	29,863	26,112
Workers’ compensation	944	956
Pension and SERP obligations	299	299
Postretirement medical benefits	18,114	18,114
Deferred revenue	837	995
Asset retirement obligations	14,261	13,470
Accrued severance and other liabilities	2,842	3,669

Total current liabilities	224,603	222,517

Long-term debt, less current installments	159,155	170,529
Workers’ compensation, less current portion	8,408	8,566
Postretirement medical costs, less current portion	272,127	270,569
Pension and SERP obligations, less current portion	23,939	23,748
Deferred revenue, less current portion	59,792	52,345
Asset retirement obligations, less current portion	194,699	193,027
Other liabilities	18,326	18,484

Total liabilities	961,049	959,785

Shareholders’ deficit:
Preferred stock of $1.00 par value Authorized 5,000,000 shares; Issued and outstanding 160,130 shares at March 31, 2008 and December 31, 2007	160	160
Common stock of $2.50 par value Authorized 30,000,000 shares; Issued and outstanding 9,456,865 shares at March 31, 2008 and 9,427,203 shares at December 31, 2007	23,641	23,567
Other paid-in capital	93,581	85,352
Accumulated other comprehensive loss	(113,837)	(116,093)
Accumulated deficit	(181,367)	(170,243)

Total shareholders’ deficit	(177,822)	(177,257)

Commitments and contingent liabilities	—	—

Total Liabilities and Shareholders’ Deficit	$783,227	$782,528

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per share data)
Revenues:
Coal	$108,342	$103,080
Energy	23,167	21,859
Independent power projects — equity in earnings	85	136

	131,594	125,075

Cost and expenses:
Cost of sales — coal	87,402	83,050
Cost of sales — energy	14,153	12,814
Depreciation, depletion and amortization	10,248	8,882
Selling and administrative	9,920	11,952
Restructuring charges	627	—
Heritage health benefit expenses	6,965	2,177
Gain on sales of assets	(1)	(5,862)

	129,314	113,013

Operating income	2,280	12,062

Other income (expense):
Interest expense	(5,886)	(6,546)
Interest expense attributable to beneficial conversion feature	(7,731)	—
Interest income	1,612	2,404
Minority interest	—	(588)
Other income	80	127
Loss on extinguishment of debt	(1,345)	—

	(13,270)	(4,603)

Income (loss) from continuing operations before income taxes	(10,990)	7,459
Income tax expense from continuing operations	134	182

Income (loss) from continuing operations	(11,124)	7,277
Discontinued operations:
Income from discontinued operations	—	428

Net income (loss)	(11,124)	7,705
Less preferred stock dividend requirements	340	340

Net income (loss) applicable to common shareholders	$(11,464)	$7,365

Net income (loss) per share from continuing operations:
Basic	$(1.21)	$0.77
Diluted	$(1.21)	$0.75
Net income per share from discontinued operations:
Basic	$—	$0.04
Diluted	$—	$0.04
Net income (loss) per share applicable to common shareholders:
Basic	$(1.21)	$0.81
Diluted	$(1.21)	$0.79
Weighted average number of common shares outstanding:
Basic	9,444	9,039
Diluted	9,939	9,286
See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Deficit
and Comprehensive Income (Loss)
Three Months Ended March 31, 2008
(Unaudited)

	Class A			Accumulated
	Convertible			Other		Total
	Exchangeable	Common	Other Paid-	Comprehensive	Accumulated	Shareholders’
	Preferred Stock	Stock	In Capital	Loss	Deficit	Equity (Deficit)
	(In thousands)
Balance at December 31, 2006, (160,130 preferred shares and 9,014,078 common shares outstanding)	$160	$22,535	$79,246	$(139,424)	$(148,450)	$(185,933)
Common stock issued as compensation (118,209 shares)	—	295	2,742	—	—	3,037
Common stock options exercised (294,916 shares)	—	737	2,019	—		2,756
Warrant issued in connection with loan extension	—	—	1,122	—	—	1,122
Warrant repriced in lieu of consent fee	—	—	223	—	—	223
Net loss	—	—	—	—	(21,793)	(21,793)
Adjustments to accumulated actuarial losses of pension and postretirement medical benefit plans	—	—	—	12,878	—	12,878
Amortization of accumulated actuarial losses and transition obligations	—	—	—	10,453	—	10,453

Comprehensive income						1,538
Balance at December 31, 2007, (160,130 preferred shares and 9,427,203 common shares outstanding)	$160	$23,567	$85,352	$(116,093)	$(170,243)	$(177,257)
Common stock issued as compensation (29,662 shares)	—	74	498	—	—	572
Beneficial conversion feature on convertible notes	—	—	7,731	—	—	7,731
Net loss	—	—	—	—	(11,124)	(11,124)
Amortization of accumulated actuarial losses and transition obligations - pension obligations	—	—	—	175	—	175
Amortization of accumulated actuarial losses and transition obligations - postretirement medical benefits	—	—	—	2,081	—	2,081

Comprehensive loss						(8,868)
Balance at March 31, 2008, (160,130 preferred shares and 9,456,865 common shares outstanding)	$160	$23,641	$93,581	$(113,837)	$(181,367)	$(177,822)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(11,124)	$7,705
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred power sales revenue	7,531	7,312
Equity in earnings of independent power projects	(85)	(136)
Cash distributions from independent power projects	85	136
Loss on extinguishment of debt	1,345	—
Depreciation, depletion and amortization	10,248	8,882
Amortization of intangible assets and liabilities, net	162	337
Restructuring charge	627	—
Share-based compensation	572	862
Amortization of deferred financing costs	287	417
Non-cash interest expense	7,731	—
Gain on sales of assets from continuing operations	(1)	(5,866)
Minority interest	—	588
Changes in operating assets and liabilities:
Receivables, net	(7,743)	(1,063)
Inventories	2,901	449
Excess of trust assets over pneumoconiosis benefit obligation	(708)	1,836
Accounts payable and accrued expenses	681	(4,941)
Deferred coal revenue	(242)	(30)
Income tax payable	727	182
Accrual for workers’ compensation	(170)	(139)
Asset retirement obligations	2,012	1,905
Accrual for postretirement medical costs	3,639	3,081
Pension and SERP obligations	328	397
Other assets and liabilities	(4,380)	(3,415)

Cash provided by continuing operations	14,423	18,499
Cash provided by discontinued operations	—	804

Net cash provided by operating activities	14,423	19,303

Cash flows from investing activities:
Additions to property, plant and equipment	(4,759)	(3,678)
Decrease in restricted cash and bond collateral and reclamation deposits	15,424	329
Net proceeds from sales of assets	95	13,178
Acquisition of Absaloka Mining operations, net	—	(3,405)

Net cash provided by investing activities	10,760	6,424

Cash flows from financing activities:
Decrease in bank overdrafts	(1,385)	—
Borrowings of long-term debt	79,498	—
Repayments of long-term debt	(100,519)	(21,534)
Borrowings on revolving lines of credit	66,900	56,200
Repayments of revolving lines of credit	(64,500)	(61,600)
Exercise of stock options	—	218

Net cash used in financing activities	(20,006)	(26,716)

Net increase (decrease) in cash and cash equivalents	5,177	(989)
Cash and cash equivalents, beginning of period	19,736	26,738

Cash and cash equivalents, end of period	$24,913	$25,749

Supplemental disclosures of cash flow information Cash paid during the year for:
Interest	$6,614	$7,012
Income taxes	—	—
During the first three months of 2008 and 2007, the Company entered into capital leases for equipment totaling approximately $7.8 million and $2.6 million, respectively.
See accompanying Notes to Consolidated Financial Statements.

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, or 2007 Form 10-K. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in its Annual Report. Most of the descriptions of the accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.
     The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and require use of management’s estimates. The financial information contained in Form 10-Q is unaudited but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
     The major factors impacting the Company’s liquidity are: payments due on the term loan it entered into to acquire various operations and assets from Montana Power and Knife River in May 2001 (see Note 7) and subsequent borrowings at Westmoreland Mining LLC, or WML, which owns the mines; payments due on the project debt payable by our 230 MW Roanoke Valley power plant, or ROVA (see Note 7); payments due on the term loan and revolving credit facility used to acquire the minority interest in Westmoreland Resources, Inc., or WRI; payments on the Company’s convertible debt; cash collateral requirements for additional reclamation bonds in new mining areas; payments for the Company’s heritage health benefit costs and ongoing reclamation costs.
     At March 31, 2008, the current maturities of the Company’s long-term debt were approximately $103.2 million.
     Unforeseen changes in the Company’s ongoing business requirements could also impact its liquidity. The principal sources of cash flow to WCC are distributions from WRI, ROVA, and WML, all of which are subject to the restrictions contained in their respective debt agreements.
     On March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to an existing shareholder. The notes mature five years from date of issuance, carry a 9.0% fixed annual interest rate (with interest payable in cash or in kind at the Company’s option) and are convertible into the Company’s common stock at the noteholders’ option at an initial conversion price of $10.00 per share.

     On March 17, 2008, Westmoreland Partners, a wholly owned subsidiary of the Company, completed a refinancing of ROVA’s debt with The Prudential Insurance Company of America and Prudential Investment Management, Inc., or Prudential. The refinancing paid off all outstanding bank borrowings, bond borrowings, and the ROVA acquisition loan — all of which are described in the 2007 Form 10-K — and eliminated the need for the irrevocable letters of credit, which supported the bond borrowings. The Company received a $5.0 million net cash distribution from ROVA as part of the refinancing.
     As of May 9, 2008, the Company believes that it has capital resources or committed financing arrangements in place to provide adequate liquidity to meet all of its currently projected cash requirements through August 2008 based on its most recent forecast. The Company is considering alternatives for providing additional liquidity during 2008.
     The Company has engaged a large bank to assist the Company in refinancing its existing debt at WML, with the goal of better matching debt amortization with cash flow from the mining operations. The refinancing would be designed to provide for additional availability to finance future capital requirements of the mines, and provide for an increase in the amounts allowed to be distributed to WCC. While the Company has had discussions with the bank and potential lenders about the refinancing, there can be no assurance that the Company will obtain the refinancing on terms acceptable to it, or at all.
     The Company has also engaged a commercial insurance provider to assist the Company in meeting future bonding requirements. The new bonding agreement would be designed to provide the additional reclamation bonds required for new mining areas, and will initially require the Company to provide 100% cash collateral for new bonds. While the Company has had discussions with the insurance provider, there can be no assurance the Company will obtain additional bonding capacity on terms acceptable to it, or at all.
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
2. RESTRUCTURING
     In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on an analysis of the Company’s internal operations, its future customer commitments, its current and potential markets, and its financial projections for profitability. During the first quarter of 2008, the Company recorded a restructuring charge of $0.6 million for additional termination benefits and outplacement costs. The Company expects these charges to be paid out over the next year. The restructuring liability is reflected in “Accrued severance and other liabilities” in the Consolidated Balance Sheets.

     The table below represents the restructuring provision activity during the three months ended March 31, 2008 (in thousands):

	Beginning	Restructuring	Restructuring	Ending
Year	Balance	Charges	Payments	Balance

2008	$3,600	$627	$1,430	$2,797
3. INVENTORIES
     Inventory consisted of the following at March 31, 2008, and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Coal	$1,432	$1,889
Materials and supplies	24,465	26,909

Total	$25,897	$28,798

     Materials and supplies are stated net of an allowance for slow-moving and obsolete inventories of $0.2 million at both March 31, 2008, and December 31, 2007.
4. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and therefore does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Company). In February 2008, the FASB amended SFAS 157 to exclude leasing transactions and to delay the effective date by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Effective January 1, 2008, the Company determined the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Included in cash and cash equivalents are money market funds, which are recorded at the net asset value as furnished by the asset manager. Restricted investments and bond collateral are classified as held to maturity and recorded at amortized cost. It is expected that the adoption of the remaining provisions of this statement will not have a material effect on our financial statements.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115.” SFAS 159 provides all entities with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Company). While SFAS 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities. Therefore, adoption of this Statement did not have an impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51.” SFAS 160 establishes accounting and reporting standards for (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 requires noncontrolling interests (minority interests) to be reported as a separate component of equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009, for the Company). Early adoption is not allowed. At this time, we do not expect the adoption of this standard to have any impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” which replaces SFAS 141. SFAS 141(R) modifies the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also provides guidance for the recognition and measurement of goodwill acquired in a business combination and for determination of required disclosures that will enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009, for the Company). At this time, we do not expect the adoption of this standard to have any impact on our financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”). This statement will require additional disclosures about how and why the Company uses derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, and how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods. The Company is currently evaluating the impact of adopting SFAS No. 161.
5. SIGNIFICANT EVENTS
     Sale of Coal Royalty Interest
     On February 27, 2007, the Company sold its royalty interest in a property at Peabody Energy Corporation’s Caballo Mine in Wyoming to Natural Resource Partners L.P. for $12.7 million. The sale of the royalty interest resulted in a gain of approximately $5.6 million during the first quarter of 2007.
     Reserve Dedication Fee
     In the first quarter of 2007, the Company recorded $10.0 million of deferred revenue for the receipt of a reserve dedication fee from a customer upon entering into an extension of a coal supply agreement. This deferred revenue will be recognized from 2010 through 2019, as deliveries of the reserved coal are made.

ITEM 1
WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Combined Benefit Fund
     During the first quarter of 2007, the Company reached a settlement with the UMWA Combined Benefit Fund (CBF) for the reimbursement of $5.8 million, plus interest, in past overpayments to the CBF for retiree medical benefits. The Company received $2.9 million of the reimbursement and $0.6 million in interest during the first quarter, and received the remaining $2.9 million reimbursement plus interest of less than $0.1 million during the second quarter of 2007. The Company recorded the settlement as a $5.8 million reduction in heritage health benefit expenses and $0.6 million in interest income.
6. RESTRICTED INVESTMENTS AND BOND COLLATERAL
     The Company’s restricted investments and bond collateral consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Corporate:
Workers’ compensation bonds	$5,773	$5,677
Postretirement health benefit bonds	1,233	1,247

Coal Segment:
Westmoreland Mining — debt reserve account	10,738	10,229
Westmoreland Mining — prepayment account	20,251	20,118
Reclamation bond collateral:
Absaloka Mine	5,515	5,469
Rosebud Mine	2,424	1,728
Jewett Mine	1,143	1,126
Beulah Mine	70	70

ROVA:
Debt protection accounts	10,552	28,981
Ash reserve account	602	608
Repairs and maintenance account	1,611	1,251

Total restricted cash and bond collateral	59,912	76,504
Less current portion	(20,251)	(20,118)

Total restricted cash and bond collateral, less current portion	$39,661	$56,386

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
     Coal Segment
     Pursuant to the Westmoreland Mining LLC term loan agreement, WML is required to maintain a debt service reserve account and a long-term prepayment account. The prepayment account is to be used to fund a $30.0 million payment due December 31, 2008, for the Series B Notes and is recorded in the current “Restricted cash and bond collateral” account in the Consolidated Balance Sheet.

     As of March 31, 2008, the Company had reclamation bond collateral in place for its active Absaloka, Rosebud, Jewett and Beulah Mines. These government-required bonds assure that coal-mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.
     ROVA
     Pursuant to the terms of its newly refinanced Loan Agreement, ROVA must maintain debt protection accounts. ROVA is required to maintain in its debt protection accounts three months of subsequent debt service, less the available balance on its revolving loan facility.
     The Loan Agreement also requires ROVA to fund a repairs and maintenance account and an ash reserve account totaling $3.2 million through January 31, 2010, after which date the funding requirement reduces to $2.8 million. The funds for the repairs and maintenance account are required to be deposited every three months based on a formula contained in the agreement. The ash reserve account was fully funded at March 31, 2008.
7. LINES OF CREDIT, LONG-TERM DEBT AND CAPITAL LEASES
     The amounts outstanding at March 31, 2008, and December 31, 2007, under the Company’s lines of credit, long-term debt and capital leases consist of the following:

	Current Portion of Debt		Total Debt Outstanding
	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
	(In thousands)
Corporate debt:
Convertible notes	$—	$—	$15,101	$—
Westmoreland Mining debt:
Revolving line of credit	7,500	2,500	7,500	2,500
Westmoreland Mining term and other debt:
Series B Notes	40,950	44,600	40,950	44,600
Series C Notes	1,674	—	20,375	20,375
Series D Notes	1,201	—	14,625	14,625
Capital lease obligations	3,877	2,953	20,073	13,256
Other term debt	290	174	1,121	794
Westmoreland Resources, Inc:
Revolving line of credit	9,100	11,700	9,100	11,700
Term debt	2,125	2,125	7,969	8,500
Capital lease obligations	534	534	5,348	5,484
ROVA debt:
ROVA revolving line of credit	—	—	—	—
ROVA acquisition bridge loan	—	3,258	—	15,173
ROVA term debt	35,938	33,075	120,182	134,441

Total debt outstanding	$103,189	$100,919	$262,344	$271,448

     The ROVA current and total term debt at March 31, 2008, includes debt premiums of $0.4 million and $1.7 million, respectively. The ROVA term debt at December 31, 2007, included debt premiums of $0.8 million and $4.1 million, respectively, and the ROVA acquisition loan included a debt discount of $0.9 million.

     The maturities of all long-term debt and the revolving credit facilities outstanding at March 31, 2008, are (in thousands):

2008	$91,768
2009	40,693
2010	27,080
2011	52,339
2012	11,897
Thereafter	36,867

$260,644

     Convertible Debt
     On March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to an existing shareholder. The notes bear a fixed interest at a rate of 9.0% per annum and are payable in full on March 4, 2013. Interest on the notes is payable in cash or in kind by increasing the principal amount of each note at the Company’s option, however, the aggregate principal amount of the notes may not exceed $18.8 million. The notes may be initially converted into 1,500,000 shares of the Company’s common stock, par value $2.50 per share (“Common Stock”), at a conversion price of $10.00 per share. The number of shares of Common Stock into which the Notes may be converted would increase in circumstances specified in the note purchase agreement, including the Company’s payment of interest on the notes in kind and the issuance of additional securities at a price less than the conversion price of the notes then in effect.
     The note purchase agreement contains affirmative and negative covenants. The notes may be declared immediately due and payable upon the occurrence of certain events of default, and the notes are immediately due and payable without declaration upon the occurrence of other events of default. Additionally, the note purchase agreement prohibits the Company from paying dividends on preferred or common stock so long as the convertible notes are outstanding. WRI is the guarantor of the convertible notes. As of March 31, 2008, WCC was in compliance with such covenants.
     EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios states that a beneficial conversion feature arises when convertible debt is issued with a non-detachable conversion feature and when the conversion price is lower than the fair market value of the common stock at the time of issuance. EITF 98-5 also requires that the beneficial conversion feature be recorded to additional paid-in capital and expensed through the earliest conversion date. Since the notes were convertible immediately upon issuance, the value of the beneficial conversion feature of $7.7 million was expensed during the first quarter of 2008 as additional interest expense.
     In connection with the issuance of the convertible notes, we incurred $0.4 million of issuance costs, which primarily consisted of legal and other professional fees. The costs are classified within Other Assets and are being amortized as interest expense using the effective interest method over the term of the debt.

     Westmoreland Mining LLC
     WML has a $20.0 million revolving credit facility, or the Facility, with PNC Bank, National Association, or PNC, which expires on May 31, 2008. The interest rate is either PNC’s Base Rate plus 1%, or a Euro-Rate plus 3%, at WML’s option. As of March 31, 2008, the interest rate under the Facility is 6.25% per year. In addition, a commitment fee of one half of 1% of the average unused portion of the available credit is payable quarterly. The amount available under the facility is based upon, and any outstanding amounts are secured by, eligible accounts receivable.
     WML has a term loan agreement which requires quarterly interest and principal payments of approximately $5.2 million during the second and third quarters of 2008, and a $34.4 million final principal and interest payment in December 2008. The Series B Notes bear interest at a fixed interest rate of 9.39% per annum; the Series C Notes bear interest at a fixed rate of 6.85% per annum; and the Series D Notes bear interest at a variable rate based upon LIBOR plus 2.90% (7.73% per annum at March 31, 2008). All of the notes are secured by the assets of WML and the term loan agreement requires the Company to comply with certain covenants and minimum financial ratio requirements related to liquidity, indebtedness, and capital investments. As of March 31, 2008, WML was in compliance with such covenants.
     The Company engages in leasing transactions for equipment utilized in operations. Certain leases qualify as capital leases and were recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the leases. The present value of these lease payments at March 31, 2008, and December 31, 2007, was $20.1 million and $13.3 million, respectively, at a weighted average interest rate of 7.33% and 7.06%, respectively. The Jewett Mine also has a note payable and an installment loan outstanding at March 31, 2008, in the amount of $0.2 million and $0.6 million, respectively, with fixed interest rates of 6.0% and 6.75%, respectively.
     Westmoreland Resources, Inc.
     The Company leases equipment utilized in operations at the Absaloka Mine. The present value of these lease payments at March 31, 2008, was $5.3 million at an effective interest rate of 6.85%.
     On October 29, 2007, WRI executed a Business Loan Agreement, or Agreement, with First Interstate Bank. The Agreement provides WRI with term debt of $8.5 million and a revolving credit facility of $20.0 million. The term debt requires sixteen quarterly payments of principal and interest with the final payment due September 20, 2011. The revolving credit facilities mature October 28, 2008. Interest on both notes is payable at the prime rate (5.25% per annum at March 31, 2008). The two notes are collaterized by WRI’s inventory, chattel paper, accounts receivable, and equipment. The Agreement requires WRI to comply with certain covenants and minimum financial ratio requirements related to debt coverage, tangible net worth and capital expenditures. WCC is the guarantor of the notes.
     ROVA
     On March 17, 2008, Westmoreland Partners, a wholly owned subsidiary of the Company, completed a refinancing of ROVA’s debt with The Prudential Insurance Company of America and Prudential Investment Management, Inc., or Prudential. The refinancing paid off all outstanding bank borrowings, bond borrowings, and the ROVA acquisition loan — all of which are described in the 2007 Form 10-K — and eliminated the need for the irrevocable letters of credit, which supported the bond borrowings. The Company received a $5.0 million net cash distribution from ROVA as part of the refinancing.

     The ROVA debt refinancing provided $107.0 million of fixed rate term debt with interest rates varying from 6.0% to 11.42%. The weighted average interest rate on the fixed rate term debt is 8.30% per annum. The payments required for the fixed rate term debt are $29.1 million in 2008, $22.3 million in 2009, $9.4 million in 2010, $8.0 million in 2011, $8.8 million in 2012, and $29.4 million thereafter. The term debt is to be fully repaid before the end of 2015.
     The refinancing also provided $11.5 million in floating rate debt with a final maturity no later than January 31, 2011. Interest on the floating rate debt is payable quarterly at the three-month London Interbank Offering Rate (LIBOR) in effect for the quarter plus 4.50%. The payments required for the floating rate debt include excess quarterly distributions from ROVA and will vary each quarter. The company will not receive a distribution from ROVA until the principal balance of the floating rate debt is paid.
     The refinancing provides for a $6.0 million revolving loan with a maturity of April 30, 2015. Interest on the revolving loan is payable quarterly at the three-month LIBOR rate in effect for the quarter plus 1.375%. No balance was outstanding on the revolving loan at March 31, 2008.
     The fixed and the floating rate debt as well as the revolving loan are secured by a pledge of the quarterly cash distributions from ROVA.
     As part of the refinancing, Westmoreland Partners incurred costs of $2.2 million, which were recorded as a debt discount and are being accreted over the term of the notes.
     Unamortized debt discounts of $0.8 million and unamortized deferred financing costs of $0.3 million on the retired bank, bond, and acquisition borrowings plus transaction costs of $0.2 million, were recorded as loss on early extinguishment of debt during the first quarter of 2008.
8. DERIVATIVE INSTRUMENTS
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

     The Consolidated Financial Statements as of March 31, 2008, do not reflect any cumulative unrealized gains or losses on these contracts since they were fully settled during 2007. Information regarding derivative instruments for the three months ended March 31, 2007, is as follows (in thousands):

Unrealized derivative loss beginning of the year	$(336)
Change in fair value	656
Realized gain on settlements	(64)

Unrealized gain on derivatives at end of period	$256

9. HERITAGE HEALTH BENEFIT EXPENSES
     The caption “Heritage health benefit expenses” used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to the Company’s former Eastern mining operation employees as well as other administrative and legal costs associated with providing those benefits. The components of these expenses are (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Health care benefits	$6,645	$7,026
Combined benefit fund (credit) payments	882	(4,873)
Workers’ compensation benefits	146	187
Black lung benefits (credit)	(708)	(163)

Total	$6,965	$2,177

10. PENSION AND POSTRETIREMENT MEDICAL BENEFITS
     The Company provides pension and postretirement medical benefits to qualified full-time employees and retired employees and their dependents. The majority of these benefits are mandated by the Coal Act. The Company incurred costs of providing these benefits during the three months ended March 31, 2008 and 2007, as follows (in thousands):

			Postretirement
	Pension Benefits		Medical Benefits
Three Months Ended March 31,	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$768	$744	$180	$231
Interest cost	1,158	1,073	4,506	4,479
Expected return on plan assets	(1,026)	(1,027)	—	—
Amortization of deferred items	175	189	2,081	2,104

Total net periodic benefit cost	$1,075	$979	6,767	$6,814

     The Company expects to pay approximately $18.1 million for postretirement medical benefits during 2008, net of Medicare Part D reimbursements. A total of $3.4 million was paid in the first quarter of 2008.
     The Company expects to contribute approximately $3.2 million to its pension plans during 2008. A total of $0.6 million was paid in the first quarter of 2008.

11.	ASSET RETIREMENT OBLIGATIONS, RECLAMATION DEPOSITS AND CONTRACTUAL THIRD PARTY RECLAMATION RECEIVABLES
     Asset Retirement Obligation
     Changes in the Company’s asset retirement obligations during the three months ended March 31, 2008, and 2007 were (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Asset retirement obligations — beginning of year	$206,497	$184,062
Accretion	3,848	3,261
Settlements (final reclamation performed)	(1,385)	(1,403)
Changes due to amount and timing of reclamation	—	(2,901)

Asset retirement obligations — end of period	$208,960	$183.019

     The asset retirement obligation, contractual third party reclamation receivable, and reclamation deposits for each of the Company’s mines and ROVA are summarized below as of March 31, 2008 (in thousands):

		Contractual
	Asset	Third Party
	Retirement	Reclamation	Reclamation
	Obligation	Receivable	Deposits
Rosebud	$127,978	$17,826	$66,781
Jewett	51,042	51,042	—
Beulah	13,080	—	—
Savage	3,893	—	—
Absaloka	12,501	394	—
ROVA	466	—	—

Total	$208,960	$69,262	$66,781

     As of March 31, 2008, the Company or its subsidiaries have reclamation bonds in place for its active mines in Montana, North Dakota and Texas and for inactive mining sites in Virginia and Colorado, which are now awaiting final bond release. These government-required bonds assure that coal-mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The Company estimates that the cost of final reclamation for its mines when they are closed in the future will total approximately $483.5 million, with a present value of $209.0 million. As permittee, the Company or its subsidiaries are responsible for the total amount. The financial responsibility for a portion of final reclamation of the mines when they are closed has been transferred by contract to certain customers, while other customers have provided guarantees or funded escrow accounts to cover final reclamation costs. Costs of reclamation of mining pits prior to mine closure are recovered in the price of coal shipped.

12.	STOCKHOLDERS’ EQUITY
     Preferred and Common Stock
     The Company has two classes of capital stock outstanding, common stock, par value $2.50 per share, and Series A Convertible Exchangeable Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”). Each share of Series A Preferred Stock is represented by four Depositary Shares. The full amount of the quarterly dividend on the Series A Preferred Stock is $2.125 per preferred share or $0.53 per Depositary Share. The Company paid quarterly dividends of $0.25 per Depositary Share from October 1, 2004, through July 1, 2006. The Company suspended the payment of preferred stock dividends following the recognition of the deficit in shareholders’ equity described below. The quarterly dividends, which are accumulated through and including April 1, 2008, amount to $16.2 million in the aggregate ($101.15 per preferred share or $25.29 per Depositary Share).
     The Company is currently reporting a deficit in shareholders’ equity. As a result, the Company is prohibited from paying preferred stock dividends because of the statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock ($160,000 at March 31, 2008).
     The Company’s convertible note purchase agreement prohibits the Company from paying dividends on preferred or common stock so long as the convertible notes are outstanding.
     Warrants
     In June 2007, the Company exercised its option to extend the term on the ROVA acquisition loan for three more years. In conjunction with the extension of the loan, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock to the lender at a premium of 15% to the then current stock price, or $31.45 per share. In October 2007 (but effective as of August 20, 2007), in consideration for the lender’s consent to the sale of the Company’s power operations and maintenance businesses, the Company canceled the warrant issued in June and issued the lender a new warrant to purchase 150,000 shares of the Company’s common stock at a price of $25.00 per share. The new warrant is exercisable through August 2010. The fair value of the original warrant of approximately $1.1 million of was recorded as a discount to the principal amount of the loan. Approximately $0.2 million relating to the increase in the fair value of the repriced warrant was accounted for as a consent fee and expensed in 2007.
     The ROVA acquisition loan was paid off in connection with the ROVA refinancing transaction. The discount was written off as part of the ROVA refinancing transaction completed in March 2008.
     The fair value of the warrant issued was estimated on the date of issue using the Black-Scholes pricing model with the following assumptions:

	Number of Shares					Weighted Average
Warrants	included in	Dividend		Risk-Free		Value of Each
Issued	Warrant	Yield	Volatility	Rate	Expected Life	Warrant

2007	150,000	None	40%	4.19%	3.0 years	$4.84

     Restricted Net Assets
     At March 31, 2008, WCC had approximately $116.5 million of net assets at its subsidiaries that were not available to be transferred to it in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries. Approximately $24.7 million of net assets of the subsidiaries are unrestricted.
13.	INCENTIVE STOCK OPTIONS, STOCK APPRECIATION RIGHTS, AND PERFORMANCE UNITS
     As of March 31, 2008, the Company had stock options and SARs outstanding from three stock incentive plans for employees and three stock incentive plans for directors.
     The employee plans provide for the grant of incentive stock options, or ISOs, non-qualified options under certain circumstances, SARs and restricted stock.
     The non-employee director plans generally provide for the grant of stock options or SARs with a base value of $60,000 when initially elected or appointed, and stock options or SARs with a base value of $30,000 after each annual meeting.
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
     The maximum number of shares that could be issued or granted under the employee and director plans at March 31, 2008, is shown in the following table:

		Non-Employee
	Employee Plans	Director Plans
Maximum number of shares that can be issued or granted	1,150,000	900,000
Shares issued or granted	(1,040,863)	(880,824)

Number of shares available for future grant at March 31, 2008	109,137	19,176

     Compensation cost arising from share-based arrangements for the three months ended March 31, 2008, and 2007 is shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Recognition of fair value of SARs, stock options, and restricted stock over vesting period	$141	$213
Matching contributions to the Company’s 401(k) plan	431	583
Compensation expense for incentive plans based on increases in the Company’s stock price	—	66

Total share-based compensation expense	$572	$862

     Restricted Stock
     In 2007, 6,220 shares of restricted stock were awarded to directors. These shares are restricted for the one-year vesting period. The unamortized compensation expense for restricted stock at March 31, 2008, was less than $0.1 million, which will be recognized over the remainder of the vesting period.

     SARs
     Information with respect to SARs granted and outstanding for the three months ended March 31, 2008, is as follows:

		Stock Appreciation	Weighted Average
	Base Price Range	Rights	Base Price

Outstanding at December 31, 2007	$19.37 — 29.48	310,266	$21.98
Expired or forfeited	20.98 — 25.02	(49,433)	22.77

Outstanding at March 31, 2008	$19.37 — 29.48	260,833	$21.83

     Information about SARs outstanding as of March 31, 2008, is as follows:

		Weighted				Weighted
		Average	Weighted			Average	Intrinsic
		Remaining	Average	Intrinsic		Base Price	Value
Range of Base	Number	Contractual	Base Price	Value		(vested	(vested
Price	Outstanding	Life (Years)	(all SARs)	(all SARs)	SARs Vested	SARs)	SARs)

$19.37 — 20.00	68,667	6.4	$19.43		68,667	$19.43
20.01 — 25.00	176,332	7.7	22.41		132,992	21.76
25.01 — 29.48	15,834	8.2	25.82		4,913	25.39

$19.37 — 29.48	260,833	7.4	$21.83	—	206,572	$21.08	—
     No SARs were granted during the first three months of 2007 or 2008.
     The intrinsic value of SARs exercised for the three months ended March 31, 2007, was less than $0.1 million. No SARs were exercised during the first three months of 2008.
     The amount of unamortized compensation expense for SARs outstanding at March 31, 2008, was $0.5 million, which is expected to be recognized over approximately two years.
     Stock Options
     Information with respect to stock options granted and outstanding for the three months ended March 31, 2008, is as follows:

			Weighted
	Issue Price	Stock Option	Average
	Range	Shares	Exercise Price

Outstanding at December 31, 2007	$3.00 — 23.48	343,366	$16.92
Expired or forfeited	17.80 — 22.86	(15,566)	20.08

Outstanding at March 31, 2008	$3.00 — 23.48	327,800	$16.77

     No stock options were granted during the first three months of 2008 or 2007.
     Information about stock options outstanding as of March 31, 2008, is as follows:

		Weighted				Weighted
		Average	Weighted			Average
		Remaining	Average	Intrinsic		Exercise	Intrinsic
Range of Base	Number	Contractual	Exercise Price	Value	Options	Price (vested	Value (vested
Price	Outstanding	Life (Years)	(all Options)	(all Options)	Vested	Options)	Options)

$3.00 — 5.00	37,000	1.3	$3.09		37,000	$3.09
5.01 — 10.00	—	—	—		—	—
10.01 — 15.00	52,135	3.9	11.98		52,135	11.98
15.01 — 20.00	138,665	4.4	17.39		138,665	17.39
20.01 — 23.48	100,000	9.1	23.48		27,775	23.48

$3.00 — 23.48	327,800	5.4	$16.77	$492,300	255,575	$14.88	$492,300

     The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2007:

						Weighted Average
Options	Number of	Dividend		Risk-Free	Expected	Value of Each Option
Granted	Options Granted	Yield	Volatility	Rate	Life	Granted

2007	100,000	None	51%	4.56%	7.0 years	$13.55
     The intrinsic value of stock options exercised was less than $0.1 million for the three months ended March 31, 2007. No stock options were exercised during the first three months of 2008.
     The amount of unamortized compensation expense for options outstanding at March 31, 2008, was $0.9 million, which is expected to be recognized over approximately two years.
     Performance Units
     As of March 31, 2008, the Company had performance units outstanding under its Performance Unit Plan. The value of the performance units is payable to the participants upon vesting in cash, or at the option of the Company, in shares of common stock. The value, calculated using a Binomial Lattice Model, is based in part on the appreciation of the Company’s common stock and its performance relative to the average of two stock market indices. The performance units vest over a three-year period. The units granted are accounted for as a liability-based award, since the Company has historically settled the awards in cash and intends to settle the outstanding awards in cash. During the first three months of 2007, the Company recognized $0.1 million of stock compensation expense for this plan. The Company did not recognize any expense or benefit for this plan during the first three months of 2008. The amount of unamortized compensation expense for this plan was less than $0.1 million at March 31, 2008. No payments were made under this long-term incentive plan in the first three months of 2008 and 2007.
14. EARNINGS PER SHARE
     Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the same basis except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options, SARs, and convertible debt, if dilutive, and the impact of restricted stock outstanding. The number of additional shares from options and SARs is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises, including the average unamortized compensation attributable to the options and SARs, were used to acquire shares of common stock at the average market price during the reporting period. The number of additional shares from restricted stock is calculated by assuming that an amount equal to the unamortized compensation costs attributable to the restricted shares outstanding is used to acquire shares of common stock at the average market price during the reporting period. In calculating the effect of convertible debt on EPS, interest charges applicable to the convertible debt are added back to net income (loss) (net of tax) and convertible debt is assumed to be converted at the beginning of the period (or time of issuance, if later) and the resulting common shares are added to the weighted average shares outstanding.

     The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS):

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except
	per share data)
Net income (loss) applicable to common shareholders:	$(11,464)	$7,365
Number of shares of common stock outstanding:
Basic	9,444	9,039
Effect of dilutive stock options	48	247
Effect of dilutive SARs	—	—
Effect of dilutive restricted stock	2	—
Effect of convertible notes	445	—
Effect of dilutive warrant	—	—

Diluted	9,939	9,286

Net income (loss) per share applicable to common shares outstanding:
Basic	$(1.21)	$0.81
Diluted	$(1.21)	$0.79

Number of shares excluded from calculation of diluted EPS because the exercise price of the options, SARs were greater than the average market price of the common shares.	650	197

15. INCOME TAXES
     Income tax expense attributable to income before income taxes consists of:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Current:
Federal	$—	$—
State	134	182

	134	182

Deferred:
Federal	—	—
State	—	—

Income tax expense	$134	$182

     We adopted the provision of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. The adoption of FIN 48 resulted in no material impact to our consolidated financial statements and we have no unrecognized tax benefits that would materially impact our effective rate.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, we made no provisions for interest or penalties related to uncertain tax positions.
     The tax years 2002 through 2006 remain open to examination by both the Internal Revenue Service of the United States and by the various state taxing authorities in which we file. Furthermore, the Company has incurred net operating losses in historical periods which remain subject to adjustment by relevant tax authorities. Tax years 1998 and 1999 remain open by the Montana state taxing authority.

16. BUSINESS SEGMENT INFORMATION
     Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods.
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
     Summarized financial information by segment for the three months ended 2008 and 2007 is as follows:

Three Months Ended March 31, 2008	Coal	Power	Heritage	Corporate	Total
	(In thousands)
	(Unaudited)
Revenues:
Coal	$108,342	$—	$—	$—	$108,342
Energy	—	23,167	—	—	23,167
Equity in earnings	—	85	—	—	85

	108,342	23,252	—	—	131,594

Costs and expenses:
Cost of sales — Coal	87,402	—	—	—	87,402
Cost of sales — Energy	—	14,153	—	—	14,153
Depreciation, depletion and amortization	7,745	2,422	—	81	10,248
Selling and administrative	5,049	1,204	53	3,614	9,920
Restructuring charges	155	—	—	472	627
Heritage health benefit expenses	—	—	6,965	—	6,965
Loss (gain) on sales of assets	(1)	—	—	—	(1)

Operating income (loss)	7,992	5,473	(7,018)	(4,167)	2,280

Other income (expense):
Interest expense	(2,878)	(2,886)	(4)	(118)	(5,886)
Interest expense attributable to beneficial conversion feature	—	—	—	(7,731)	(7,731)
Interest income	1,255	258	25	74	1,612
Minority interest	—	—	—	—	—
Other income	53	3	—	24	80
Loss on extinguishment of debt	—	(1,345)	—	—	(1,345)

Income (loss) from continuing operations before income taxes	$6,422	$1,503	$(6,997)	$(11,918)	$(10,990)

Capital expenditures	$4,648	$76	$—	$35	$4,759

Total assets	$507,409	$252,480	$5,502	$17,836	$783,227

Three Months Ended March 31, 2007	Coal	Power	Heritage	Corporate	Total
	(In thousands)
	(Unaudited)
Revenues:
Coal	$103,080	$—	$—	$—	$103,080
Energy	—	21,859	—	—	21,859
Equity in earnings	—	136	—	—	136

	103,080	21,995	—	—	125,075

Costs and expenses:
Cost of sales — Coal	83,050	—	—	—	83,050
Cost of sales — Energy	—	12,814	—	—	12,814
Depreciation, depletion and amortization	6,377	2,420	—	85	8,882
Selling and administrative	5,456	1,804	173	4,519	11,952
Heritage health benefit expenses	—	—	2,177	—	2,177
Gain on sales of assets	(221)	—	—	(5,641)	(5,862)

Operating income (loss)	8,418	4,957	(2,350)	1,037	12,062

Other income (expense):
Interest expense	(2,470)	(3,748)	—	(328)	(6,546)
Interest income	1,166	517	647	74	2,404
Minority interest	(588)	—	—	—	(588)
Other income	108	—	—	19	127

Income (loss) from continuing operations before income taxes	$6,634	$1,726	$(1,703)	$802	$7,459

Capital expenditures	$3,598	$72	$—	$8	$3,678

Total assets	$450,096	$281,898	$11,589	$15,754	$759,337

17. Commitments
     Coal Reserve Lease Obligations
     The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $10.3 million and $10.1 million in the first three months of March 31, 2008 and 2007, respectively.
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
     In the second quarter of 2007, WRI agreed to amend its lease agreement with the Crow Tribe to share the economic benefit of the credit with the Tribe. The Company recorded $1.0 million as cost of sales in the first quarter of 2008 to reflect the anticipated amount payable to the Crow Tribe as a result of this agreement. The final amount payable is dependent on the final outcome of negotiations with the Crow Tribe.

     Real Property and Equipment Lease Obligations
     The Company has operating lease commitments expiring at various dates, primarily for real property and equipment. Rental expense under operating leases during the first three months of March 31, 2008 and 2007, totaled $1.3 million and $1.7 million, respectively.
     Minimum future rental obligations existing under these operating leases with remaining terms of one year or more at March 31, 2008, are as follows (in thousands):

Lease Obligations
2008	$2,079
2009	2,112
2010	529
2011	300
2012	300
Thereafter	602

$5,922

     Coal Supply Agreements
     Westmoreland Partners, which owns ROVA, has two coal supply agreements with TECO Coal Corporation, or TECO. If Westmoreland Partners continues to purchase coal under these contracts at the current volume and pricing Westmoreland Partners would be obligated to pay TECO $27.3 million in each of the years of 2008, 2009, 2010, 2011, 2012 and an aggregate of $60.1 million after 2012.
     Long-Term Sales Commitments
     The following table presents estimated total sales tonnage under existing long-term contracts for the next five years from the Company’s existing mining operations. The prices for almost all future tonnage are subject to revision and adjustments based upon market prices, certain indices and/or cost recovery:

Projected Sales Tonnage Under
Existing Long-Term Contracts
as of March 31, 2008
(In millions of tons)
2008	22.6
2009	27.7
2010	25.4
2011	20.7
2012	19.6
     The tonnages in the table above represent estimated sales tonnage under existing, executed contracts and generally exclude pending or anticipated contract renewals or new contracts. These projections reflect customers’ scheduled major plant outages, if known.
18. CONTINGENCIES
     Royalty Claims
     The U.S. Minerals Management Service, or MMS, and the Montana Department of Revenue, or MDR, have each asserted numerous administrative claims against Western Energy Company, or WECO, for federal coal royalties and state taxes allegedly due and owing on payments received by WECO from customers.

     There are two types of claims as described below: transportation claims and gross inequity claims. The Company believes that WECO has meritorious defenses against all of the royalty and tax claims made by the MMS and the MDR. The Company plans to seek relief in Federal District Court (MMS) and Montana State Court (MDR) and expects favorable rulings.
     Moreover, in the event of a final adverse outcome with MDR and/or MMS, the Company believes that certain of WECO’s customers are contractually obligated to reimburse WECO for any royalties and taxes imposed on WECO for the production of coal sold to the Colstrip customers, plus WECO’s legal expenses. Consequently, the Company has not recorded any provisions for these matters. It is possible that the customers will dispute the Company’s interpretation of the contracts. Legal expenses associated with these matters are expensed as incurred.
     Transportation Claims
     The MMS and MDR claim that revenues earned under the Transportation Agreement with the Colstrip 3&4 buyers are, in reality, payments for the production of coal, and therefore royalty and tax bearing.
     The MMS claims currently are for three different audit periods: October 1991 through December 1995, January 1996 through December 2001, and January 2002 through December 2004. The claims for the first two audit periods were confirmed on appeal to the MMS on October 22, 2002, and February 29, 2003, but limited to 7 years prior to 2002, due to the applicable statute of limitations. These claims (approximately $5.0 million) were appealed to the Interior Board of Land Appeal, or IBLA. On September 12, 2007, the IBLA affirmed the earlier MMS decision with respect to these first two assessments. On December 12, 2007, WECO appealed the IBLA decision to the Federal District Court in Washington D.C. The claims (approximately $1.6 million) for the third audit period (2002-2004) are on initial appeal to the MMS, and WECO filed its Statement of Reasons on July 5, 2007.
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
     Neither the MMS nor the DOR has made royalty or tax demands for all periods during which WECO has received payments for transportation of coal. Presumably, the royalty and tax demands for periods after the years in dispute, generally, 1995 to 2004, and future years will be determined by the outcome of the pending proceedings. However, if the MMS and MDR were to make demands for all periods through the present, the total amount claimed against WECO, including the pending claims and interest thereon through March 31, 2008, would be approximately $36.2 million.
     Gross Inequity Claim
     On April 29, 2004, MMS issued a demand for a royalty payment in connection with a settlement agreement dated February 21, 1997, between WECO and its customer, Puget Sound Energy, which reduced the price of coal paid by Puget. WECO filed a notice of appeal with MMS and the matter is still pending. The amount of the royalty claim, with interest through March 31, 2008, is approximately $1.5 million.

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
     On March 21, 2007, the court granted the Company’s motion to dismiss the Complaint for lack of diversity jurisdiction. However, on March 23, 2007, in New Jersey state court, XL filed a Complaint for Declaratory Judgment against WCC and WML seeking the same cancellation of the bond that had been sought in the federal cases.
     In October 2007, XL and Westmoreland reached an agreement that XL would leave the bond in place but requires Westmoreland to fund an escrow account to fully collateralize the bond over a six-year period. Funding is to commence in June 2008, in equally monthly installments of $125,000. The parties are presently finalizing the settlement agreement.
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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Material Changes in Financial Condition from December 31, 2007, to March 31, 2008
Forward-Looking Disclaimer
     Throughout this Form 10-Q, the Company makes statements which are not historical facts or information and that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the material weaknesses in the Company’s internal controls over financial reporting identified in the Annual Report on Form 10-K for the year ended December 31, 2007, or our 2007 Form 10-K, and the associated ineffectiveness of the Company’s disclosure controls; health care cost trends; the cost and capacity of the surety bond market; the Company’s ability to pay the preferred stock dividends that are accumulated but unpaid; the Company’s ability to retain key senior management; the Company’s access to financing; the Company’s ability to maintain compliance with debt covenant requirements or obtain waivers from its lenders in cases of non-compliance; the Company’s ability to achieve anticipated cost savings and profitability targets; the Company’s ability to successfully identify new business opportunities; the Company’s ability to negotiate profitable coal contracts, price reopeners and extensions; the Company’s ability to predict or anticipate commodity price changes; the Company’s ability to maintain satisfactory labor relations; changes in the industry; competition; the Company’s ability to utilize its deferred income tax assets; the ability to reinvest cash, including cash that has been deposited in reclamation accounts, at an acceptable rate of return; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; the demand for electricity; the performance of ROVA and the structure of ROVA’s contracts with its lenders and Dominion Virginia Power; the effect of regulatory and legal proceedings; environmental issues, including the cost of compliance with existing and future environmental requirements; the risk factors set forth in our 2007 Form 10-K and below; the Company’s ability to raise additional capital, as discussed under Liquidity and Capital Resources; and the other factors discussed in Note 18 of this Form 10-Q. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. The Company disclaims any duty to update these statements, even if subsequent events cause its views to change.
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
Challenges
     We believe that our principal challenges today include the following:
•	obtaining adequate capital for our on-going operations and refinancing debt due later in 2008;

•	renegotiating sales prices to reflect higher market prices and fully recover increased commodity and production costs;

•	continuing to fund high heritage health benefit expenses which continue to be adversely affected by inflation in medical costs, longer life expectancies for retirees, and the failure of the UMWA retirement fund trustees to manage medical costs;

•	maintaining and collateralizing, where necessary, our Coal Act and reclamation bonds;

•	funding required contributions to pension plans that are underfunded;

•	complying with new environmental regulations, which have the potential to significantly reduce sales from our mines; and

•	defending against claims for potential taxes and royalties assessed by various governmental entities, most of which we believe are subject to reimbursement by our customers.
     We discuss these issues, as well as the other challenges we face, elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and under Risk Factors.
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
     The major factors impacting the Company’s liquidity are: payments due on the term loan it entered into to acquire various operations and assets from Montana Power and Knife River in May 2001 (see Note 7) and subsequent borrowings at WML, which owns four of our mines; payments due on the project debt payable by our 230 MW ROVA power plant (see Note 7); payments due on the term loan and revolving credit facility used to acquire the minority interest in WRI and to repay certain then-existing debt of WCC; payments on the Company’s convertible debt; cash collateral requirements for additional reclamation bonds in new mining areas; payments for the Company’s heritage health benefit costs; and ongoing reclamation costs.
     At March 31, 2008, the current maturities of the Company’s long-term debt were approximately $103.2 million.
     Unforeseen changes in the Company’s ongoing business requirements could also impact its liquidity. The principal sources of cash flow to WCC are distributions from WRI, ROVA, and WML, all of which are subject to the restrictions contained in their respective debt agreements.
     On March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to an existing shareholder. The notes mature five years from date of issuance, carry a 9.0% fixed annual interest rate (with interest payable in cash or in kind at the Company’s option) and are convertible into the Company’s common stock at the noteholders’ option at an initial conversion price of $10.00 per share.
     On March 17, 2008, Westmoreland Partners, a wholly owned subsidiary of the Company, completed a refinancing of ROVA’s debt with The Prudential Insurance Company of America and Prudential Investment Management, Inc., or Prudential. The refinancing paid off all outstanding bank borrowings, bond borrowings, and the ROVA acquisition loan — all of which are described in the 2007 Form 10-K — and eliminated the need for the irrevocable letters of credit, which supported the Bond Borrowings. The Company received a $5.0 million net cash distribution from ROVA as part of the refinancing
     As of May 9, 2008, the Company believes that it has capital resources or committed financing arrangements in place to provide adequate liquidity to meet all of its currently projected cash requirements through August 2008 based on its most recent forecast. The Company is considering alternatives for providing additional liquidity during 2008.
     The Company has engaged a large bank to assist the Company in refinancing its existing debt at WML, with the goal of better matching debt amortization with cash flow from the mining operations. The refinancing would be designed to provide for additional availability to finance future capital requirements of the mines, and provide for an increase in the amounts allowed to be distributed to WCC. While the Company has had discussions with the bank and potential lenders about the refinancing, there can be no assurance that the Company will obtain the refinancing on terms acceptable to it, or at all.
     The Company has also engaged a commercial insurance provider to assist the Company in meeting future bonding requirements. The new bonding agreement would be designed to provide the additional reclamation bonds required for new mining areas, and will initially require the Company to provide 100% cash collateral for new bonds. While the Company has had discussions with the insurance provider, there can be no assurance the Company will obtain additional bonding capacity on terms acceptable to it, or at all.

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
Factors Affecting our Liquidity
     Our health benefit costs consist primarily of payments for postretirement medical and workers’ compensation benefits. We are also obligated for employee pension, CBF, and pneumoconiosis benefits. It is important to note that retiree health benefit costs are directly affected by increases in medical service costs, prescription drug costs and mortality rates. The most recent actuarial valuations of our postretirement medical benefit obligations, which pertain primarily to former employees who worked in our Eastern mines and are guaranteed life-time benefits under the federal Coal Act, indicated that our postretirement medical benefit payments would increase annually through 2016 and then decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines.
     The following table shows the payments we made and the Medicare Part D subsidies we received in the first three months of 2008, and the expected payments and subsidies for 2008:

	2008
	First
	Quarter	2008
	Actual	Expected
	Payments	Payments
	(Receipts)	(Receipts)
	(In millions)
Postretirement medical benefits	$3.4	$19.6
Pension contributions	0.6	3.2
CBF premiums	0.9	3.5
Workers’ compensation benefits	0.3	1.0
Medicare D subsidies received	(0.1)	(1.7)
     The WML term loan agreement requires quarterly interest and principal payments of approximately $5.2 million during the second and third quarters of 2008, and a $34.4 million final principal and interest payment in December 2008. This debt financing also requires that 25% of the excess cash flow, as defined, be set aside to fund the debt payment due in December 2008. Therefore, only 75% of WML’s excess cash flow is available to the Company until this debt is paid off in 2008.
     In 2004, WML also extended its revolving credit facility to 2007 and reduced the amount of the facility to $12.0 million. In December 2005, WML amended the revolving facility to increase the borrowing base to $20.0 million. The increase includes the ability to issue letters of credit up to $10.0 million, which WML expects to use for reclamation bond collateral requirements. In April 2008, the facility was amended again to extend its maturity to May 31, 2008. As of March 31, 2008, a letter of credit for $1.9 million was supported by WML’s revolving credit facility, WML had borrowed $7.5 million against the facility and $10.6 million was available as of that date.

     The ROVA debt refinancing provided $107.0 million of fixed rate term debt with interest rates varying from 6.0% to 11.42%. The weighted average interest rate on the fixed rate term debt is 8.30% per annum. The payments required for the fixed rate term debt are $29.1 million in 2008, $22.3 million in 2009, $9.4 million in 2010, $8.0 million in 2011, $8.8 million in 2012, and $29.4 million thereafter. The term debt is to be fully repaid before the end of 2015.
     The refinancing also provided $11.5 million in floating rate debt with a final maturity no later than January 31, 2011. Interest on the floating rate debt is payable quarterly at the three-month London Interbank Offering Rate (LIBOR) in effect for the quarter plus 4.50%. The payments required for the floating rate debt include excess quarterly distributions from ROVA and will vary each quarter. The company will not receive a distribution from ROVA until the principal balance of the floating rate debt is paid.
     The refinancing provides for a $6.0 million revolving loan with a maturity of April 30, 2015. Interest on the revolving loan is payable quarterly at the three-month LIBOR rate in effect for the quarter plus 1.375%. No balance was outstanding on the revolving loan at March 31, 2008.
     The fixed and the floating rate debt as well as the revolving loan are secured by a pledge of the quarterly cash distributions from ROVA.
     On March 30, 2007, we assumed operations of our Absaloka Mine from WGI, and additionally purchased from WGI mining and office equipment for $7.9 million and tools, spare parts and supplies, and coal inventory for $2.3 million. As part of the transaction, WGI released the $7.0 million reclamation escrow account to WRI, and WRI released WGI from its financial obligation to complete final reclamation of the mine. On October 1, 2007, WRI redeemed WGI’s 20% ownership interest in WRI, leaving the Company as the sole shareholder in WRI. WRI made significant additional capital expenditures during 2007 and we expect we will need to make further investments in mine development projects, mining equipment and to support bonding requirements in the future.
     On October 29, 2007, WRI executed a Business Loan Agreement, or Agreement, with First Interstate Bank. The Agreement provides WRI with term debt of $8.5 million and a revolving credit facility of $20.0 million. The term debt requires sixteen quarterly payments of principal and interest with the final payment due September 20, 2011. The revolving credit facilities mature October 28, 2008. Interest on both notes is payable at the prime rate (5.25% per annum at March 31, 2008). The two notes are collaterized by WRI’s inventory, chattel paper, accounts receivable and equipment. The Agreement requires WRI to comply with certain covenants and minimum financial ratio requirements related to debt service coverage, tangible net worth and capital expenditures. WCC is guarantor of the notes. The Agreement replaces the revolving lines of credit of $14.0 million to WCC. The outstanding balance of $11.2 million on the WCC line of credit facility was fully repaid to First Interstate Bank on October 29, 2007. The outstanding balance on the revolver and term loan as of March 31, 2008, was $9.1 million and $8.0 million, respectively.
     Our ongoing and future business needs may also affect liquidity. We do not anticipate that our revenues will diminish materially as a result of any future downturn in economic conditions because ROVA produces relatively low-cost power and most of our coal production is sold under long-term contracts, which help insulate us from unfavorable market developments. However, contract price reopeners, contract renegotiations, contract expirations or terminations and market competition could affect future coal revenues and our liquidity.

     Cash Balances and Available Credit
     Consolidated cash and cash equivalents at March 31, 2008, totaled (in thousands):

ROVA	$12,137
Westmoreland Coal Company	7,755
Westmoreland Mining LLC	2,650
Westmoreland Risk Management	2,316
Other	55

Total consolidated cash and cash equivalents	$24,913

     The cash at Westmoreland Mining LLC is available to the Company through quarterly distributions, subject to the restrictions described above. The cash at Westmoreland Risk Management, our captive insurance subsidiary, is available to the Company through dividends. The Company will not receive a distribution from ROVA until the principal balance of the floating rate debt is repaid.
     As of March 31, 2008, WML had $10.6 million of its $20.0 million revolving line of credit available to borrow. As of March 31, 2008, WRI had $4.9 million of its $14.0 million revolving line of credit available to borrow.
     Restricted Investments
     We had restricted cash and bond collateral, which were not classified as cash or cash equivalents, of $59.9 million at March 31, 2008. The restricted investments at March 31, 2008, included $12.8 million in ROVA’s debt service accounts and prepayment accounts and $34.6 million in Westmoreland Mining’s debt service reserve, long-term prepayment and reclamation escrow accounts, $14.3 million of which we have classified as non-current assets and $20.3 million of which we have classified as current assets. At March 31, 2008, our WRI reclamation, workers’ compensation and postretirement medical benefit cost obligation bonds were collateralized by interest-bearing cash deposits of $12.5 million. In addition, we had accumulated reclamation deposits of $66.8 million at March 31, 2008, representing cash received from customers of the Rosebud Mine to pay for reclamation, plus interest earned on the investments.
     Historical Sources and Uses of Cash
     Cash provided by operating activities was $14.4 million for the first three months of 2008 compared to $19.3 million for the first three months of 2007. The increase in net loss of $18.8 million significantly contributed to the decrease in operating cash flows for the first three months of 2008. The increase in noncash charges, which includes depreciation, amortization, stock compensation, gain on sale of assets, non-cash interest expense (reflecting a conversion price lower than the fair market value of the common stock at issuance) recorded upon the issuance of the convertible debt with a beneficial conversion feature, and minority interest, to $21.0 million in 2008 from $5.2 million in 2007 partially offset the increase in the net loss. The majority of the increase in non-cash charges related to the $7.7 million of non-cash interest expense recorded in first quarter 2008 for the convertible debt’s beneficial conversion feature. Also contributing to the increase in net non-cash charges was the gain we recognized from the sale of our royalty interest at the Caballo Mine which occurred in the first quarter of 2007. We had no comparable gains or losses on the sale of assets during the first quarter 2008. Cash provided by operating activities for the first three months of 2008 reflects $7.5 million of revenue deferred under ROVA’s long-term sales agreements compared to $7.3 million for the first three months of 2007. Changes in working capital decreased cash provided by operating activities in the first three months of 2008 by $3.0 million compared to a decrease in cash from changes in working capital of $1.7 million in the first three months of 2007.
     Our working capital deficit was $84.7 million at March 31, 2008, compared to $94.7 million at December 31, 2007. The decrease in our working capital deficit resulted from an increase in cash and cash equivalents, accounts receivable and other current assets in the amount of $5.2 million, $7.7 million and $2.0 million, respectively. The decrease was partially offset by decreases in inventories and increases in production taxes in the amount of $2.9 million and $3.7 million, respectively during the first quarter.
     Cash provided from investing activities during the first three months ended March 31, 2008, was $10.8 million compared to $6.4 million for the first three months ended March 31, 2007. The increase in cash from investing activities was driven by the $15.4 million reduction in our restricted cash due to the ROVA debt refinancing completed during the first quarter of 2008. Cash provided by investing activities in the first three months of 2007 included $12.7 million of proceeds from the sale of our royalty interest in the Caballo Mine in Wyoming which was offset by the $3.4 million paid in connection with the assumption of the Absaloka mining operations from WGI. Additions to property, plant and equipment increased in the first three months of 2008 to $4.8 million compared to $3.7 million in the first three months of 2007.
     We used $20.0 million of cash for our financing activities in the first three months of 2008 compared to $26.7 million in the first three months of 2007. This decrease was the result of net borrowings of $2.4 million on our revolving lines of credit for the first quarter of 2008 compared to net repayments of $5.4 million on the revolving lines of credit for the first quarter of 2007.
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
RESULTS OF OPERATIONS
Quarter Ended March 31, 2008, Compared to Quarter Ended March 31, 2007.
     Coal Operations
     The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter ended March 31,
	2008	2007	Change

Revenues — thousands	$108,342	$103,080	5%
Volumes — millions of equivalent coal tons	7.7	7.5	3%
Cost of sales — thousands	$87,402	$83,050	5%

     Tons of coal sold increased by approximately 0.2 million tons in the first quarter of 2008 from the first quarter of 2007.
     Our coal revenues increased by approximately $5.3 million from the first quarter of 2007 to the first quarter of 2008. This overall increase was due to an overall 3.0% increase in pricing as a result of contract renewals.
     Our coal segment’s cost of sales in the first quarter of 2008 increased by approximately $4.4 million from the first quarter of 2007. This increase was driven by increases in production costs due to the increase in tons sold, fuel costs, and accretion costs due to increases in our asset retirement liabilities, which increased at the end of 2007 as a result of updated engineering studies.
     Our coal segment’s depreciation, depletion, and amortization expense in the first quarter of 2008 increased by approximately $1.4 million from the first quarter of 2007. This increase resulted primarily from increases in capital expenditures and capital leases for equipment at the mines, as well as from increased depletion expenses from asset retirement cost assets, which increased at the end of 2007 as a result of updated engineering studies.
     Our coal segment’s selling and administrative expenses in the first quarter of 2008 decreased by $0.4 million from the first quarter of 2007. This decrease was primarily the result of reduced labor costs as a result of the implementation of our restructuring plan.
     Independent Power
     For the first quarter of 2008 and 2007, ROVA produced 436,000 and 427,000 MW hours, respectively, and achieved average capacity factors of 95.0% and 94.0%, respectively.
     Our independent power revenues in the first quarter of 2008 increased by approximately $1.3 million from the first quarter of 2007. This revenue increase was the result of an increase in MW hours sold during the quarter as well as a price increase which resulted from changes in cost indices.
     We also recognized $85,000 in equity earnings in the first quarter of 2008, compared to $136,000 in the first quarter of 2007, from our 4.49% interest in the Ft. Lupton project.
     Our independent power segment’s cost of sales in the first quarter of 2008 increased by approximately $1.3 million from the first quarter of 2007. This increase was driven by an increase in MW hours produced as well as increases in raw materials costs.
     Our independent power segment’s depreciation, depletion, and amortization expense in the first quarter of both 2008 and 2007 was $2.4 million.
     Our independent power segment’s selling and administrative expenses in the first quarter of 2008 decreased by $0.6 million from the first quarter of 2007. This decrease was primarily the result of reduced labor costs in our power segment, resulting from the implementation of our restructuring plan.
     Heritage
     Heritage costs in first quarter 2008 increased by $4.7 million from first quarter 2007, however, first quarter 2007 benefited from a $5.8 million settlement reached with the Combined Benefit Fund. Excluding the impact of this settlement, first quarter 2008 heritage costs decreased by $1.1 million from first quarter 2007, reflecting the impact of new black lung actuarial projections and favorable investment performance in the trust we established to pay our black lung expenses.
     Corporate
     Our corporate segment selling and administrative expenses decreased by $0.9 million in the first quarter of 2008 compared to the first quarter of 2007. This reduction was primarily due to a decrease in labor and other cost reductions targeted in our restructuring plan.
     Restructuring
     In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on our analysis of our internal operations, our future customer commitments, our current and potential markets, and our financial projections for profitability. During the first quarter of 2008, we recorded a restructuring charge of $0.6 million which primarily consisted of termination benefits and outplacement costs. We expect these charges to be paid out over the next year and result in approximately $0.6 million of annual salary reductions in our cost of sales and general and administrative expenses. The restructuring liability is reflected in “Accrued severance and other liabilities” in the Consolidated Balance Sheets.
     Interest and Extinguishment of Debt
     Interest expense was $13.6 million for the first quarter of 2008 compared to $6.5 million in the first quarter of 2007. The increase resulted primarily from $7.7 million of expense attributable to the immediate recognition of the discount recognized for the beneficial conversion feature contained in the convertible notes we issued during the first quarter. This increase was partially offset by reduced interest due to lower debt levels.
     Interest income was $1.6 million in the first quarter of 2008 compared to $2.4 million in the first quarter of 2007. The first quarter of 2007 contained $0.6 million of interest income related to our Combined Benefit Fund settlement.
     We also recorded a $1.3 million loss on the extinguishment of debt associated with our ROVA debt refinancing during the first quarter of 2008.
     Income Tax
     Current income tax expense for the first quarter of 2008 was $0.1 million compared to $0.2 million of expense for the first quarter of 2007. Income tax benefit and expense in both periods relates to obligations for state income taxes in North Carolina, Texas and Minnesota and interest related to income tax matters.

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
     From time to time, the Company enters into derivative instruments on the notional amount of the contract to manage a portion of its exposure to the price volatility of diesel fuel used in its operations. In a typical commodity swap agreement like those to which the Company was party, the Company receives the difference between a fixed price per gallon of diesel fuel and a price based on an agreed upon published, third-party index if the index price is greater than the fixed price. If the fixed price is greater than the index price, the Company pays the difference on the notional amount of the contract. At March 31, 2008, the Company was not a party of any derivative contracts.
     Interest Rate Risk
     The Company and its subsidiaries are subject to interest rate risk on its debt obligations. The debt obligations shown in the table below are indexed to either the prime rate or LIBOR. Based on balances outstanding as of March 31, 2008, a change of one percentage point in the prime interest rate or LIBOR would increase or decrease interest expense on an annual basis by the amount shown below (in thousands):

Effect of 1%
increase or
1% decrease
Revolving lines of credit	$175
WML’s Series D notes	150
ROVA’s term debt	100
WRI term debt	100
     The carrying value and estimated fair value of the Company’s long-term debt with fixed interest rates at March 31, 2008, were $208.7 million and $212.6 million, respectively.
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
     As part of filing our Amendment No. 2 to our 2006 Annual Report on Form 10-K, we identified two additional material weaknesses in our internal controls over financial reporting. The first weakness relates to the Company not maintaining adequate controls to ensure the completeness and accuracy of the census data used to calculate the Company’s postretirement medical benefit liabilities. The second weakness relates to the Company not maintaining adequate controls over the accounting for the Company’s Performance Unit Plan in accordance with generally accepted accounting principles for stock based compensation plans.
     Our chief executive officer and chief financial officer have concluded, based on this evaluation, that as of March 31, 2008, the end of the period covered by this report, our disclosure controls and procedures were not effective.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the changes that were designed to remediate the material weaknesses regarding the Company’s controls identified in the Company’s Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2006.
     To remediate the material weaknesses referred to above and enhance our internal control over financial reporting, the following improvements to our internal controls have been or will be implemented during 2008:
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

PART II — OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
     Litigation
     See Note 18 “Contingencies” to our Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 1A
RISK FACTORS
     In addition to the trends and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are subject to the risks set forth below. Risk factors that are unchanged from those contained in our 2007 Annual Report on Form 10-K have not been repeated in this Form 10-Q.
     We may face risks related to an SEC investigation and securities litigation in connection with the restatement of our financial statements.
     On March 27, 2008, we were informed that the Denver office of the Securities and Exchange Commission, or SEC, has begun an informal inquiry in connection with accounting errors requiring restatement of 2006 and prior years’ financial statements, including 2006 and 2005 quarterly financial statements. We are not aware that any laws have been violated. If the SEC makes a determination that the Company has violated Federal securities laws, the Company may face sanctions, including, but not limited to, monetary penalties and injunctive relief, which could adversely affect our business. In addition, the Company or its officers and directors could be named defendants in civil proceedings arising from the restatement. We are unable to estimate what our liability in either event might be. However, we believe that the sanctions imposed by the SEC, if any, will not have a material effect on the Company because, in the judgment of management after due inquiry, there was no fraud, financial manipulation or other intentional misconduct relating to the restatement or otherwise
ITEM 3
DEFAULTS UPON SENIOR SECURITIES
     See Note 12 “Stockholders’ Equity” to our Consolidated Financial Statements, which is incorporated by reference herein.
ITEM 5
OTHER INFORMATION
     The Company has accumulated but unpaid quarterly preferred dividends through and including April 1, 2008, in the amount of $16.2 million in the aggregate ($101.15 per preferred share or $25.29 per Depositary Share). The Company is prohibited from paying preferred stock dividends because there are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $160,000 at March 31, 2008).
     From time to time, we issue stock options and restricted stock to our employees, officers and directors pursuant to our 2007 Equity Incentive Plan for Employees and Non-Employee Directors. On May 9, 2008, our Board of Directors adopted the forms of option and restricted stock agreements that we use to make such grants. Such forms are filed as exhibits to this Quarterly Report on Form 10-Q.

ITEM 6
EXHIBITS

(a)	Exhibits

10.1	Form of Incentive Stock Option Agreement under the registrant’s 2007 Equity Incentive Plan for Employees and Non-Employee Directors

10.2	Form of Nonstatutory Stock Option Agreement for directors under the registrant’s 2007 Equity Incentive Plan for Employees and Non-Employee Directors

10.3	Form of Nonstatutory Stock Option Agreement for persons other than directors under the registrant’s 2007 Equity Incentive Plan for Employees and Non-Employee Directors

10.4	Form of Restricted Stock Agreement under the registrant’s 2007 Equity Incentive Plan for Employees and Non-Employee Directors

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY
Date: May 9, 2008	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer (A Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Incentive Stock Option Agreement under the registrant’s 2007 Equity Incentive Plan for Employees and Non-Employee Directors

10.2	Form of Nonstatutory Stock Option Agreement for directors under the registrant’s 2007 Equity Incentive Plan for Employees and Non-Employee Directors

10.3	Form of Nonstatutory Stock Option Agreement for persons other than directors under the registrant’s 2007 Equity Incentive Plan for Employees and Non-Employee Directors

10.4	Form of Restricted Stock Agreement under the registrant’s 2007 Equity Incentive Plan for Employees and Non-Employee Directors

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Certifications pursuant to 18 U.S.C. Section 1350.