Form 10-Q
period 2008-06-30
WESTMORELAND COAL CO
filed 2008-08-11
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2008: Common stock, $2.50 par value: 9,524,949 shares.

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$69,031	$19,736
Receivables:
Trade	51,314	52,732
Contractual third party reclamation receivables	9,186	5,317
Other	3,346	2,630

	63,846	60,679

Inventories	26,488	28,798
Restricted investments and bond collateral	—	20,118
Other current assets	5,687	3,829

Total current assets	165,052	133,160

Property, plant and equipment:
Land and mineral rights	83,048	83,048
Capitalized asset retirement cost	124,541	126,532
Plant and equipment	431,041	410,379

	638,630	619,959
Less accumulated depreciation, depletion and amortization	196,525	177,533

Net property, plant and equipment	442,105	442,426

Excess of trust assets over pneumoconiosis benefit obligation	2,346	2,216
Advanced coal royalties	3,742	3,881
Reclamation deposits	67,738	65,613
Restricted investments and bond collateral, less current portion	36,398	56,386
Contractual third party reclamation receivables, less current portion	59,821	63,494
Intangible assets, net of accumulated amortization $3.7 million and $2.6 million at June 30, 2008, and December 31, 2007, respectively	11,875	12,519
Other assets	6,660	2,833

Total Assets	$795,737	$782,528

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$40,588	$86,719
Revolving lines of credit	8,300	14,200
Accounts payable and accrued expenses:
Trade	45,774	47,770
Bank overdrafts	5,342	6,026
Income taxes	1,906	1,571
Interest	1,689	2,616
Production taxes	26,147	26,112
Workers’ compensation	932	956
Pension and SERP obligations	299	299
Postretirement medical benefits	18,114	18,114
Deferred revenue	518	995
Asset retirement obligations	10,844	7,080
Accrued severance and other liabilities	1,655	3,669

Total current liabilities	162,108	216,127

Long-term debt, less current installments	239,022	170,529
Workers’ compensation, less current portion	8,326	8,566
Postretirement medical costs, less current portion	273,054	270,569
Pension and SERP obligations, less current portion	24,075	23,748
Deferred revenue, less current portion	66,277	52,345
Asset retirement obligations, less current portion	197,682	199,417
Other liabilities	17,525	18,484

Total liabilities	988,069	959,785

Shareholders’ deficit:
Preferred stock of $1.00 par value Authorized 5,000,000 shares; Issued and outstanding 160,130 shares at June 30, 2008 and December 31, 2007	160	160
Common stock of $2.50 par value Authorized 30,000,000 shares; Issued and outstanding 9,516,792 shares at June 30, 2008, and 9,427,203 shares at December 31, 2007	23,791	23,567
Other paid-in capital	94,978	85,352
Accumulated other comprehensive loss	(111,954)	(116,093)
Accumulated deficit	(199,307)	(170,243)

Total shareholders’ deficit	(192,332)	(177,257)

Commitments and contingent liabilities	—	—

Total Liabilities and Shareholders’ Deficit	$795,737	$782,528

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Revenues:
Coal	$92,471	$101,758	$200,813	$204,838
Energy	20,835	21,447	44,001	43,306
Independent power projects — equity in earnings	117	47	202	183

	113,423	123,252	245,016	248,327

Cost and expenses:
Cost of sales — coal	79,598	84,389	167,104	167,439
Cost of sales — energy	14,586	14,563	28,739	27,377
Depreciation, depletion and amortization	9,663	9,617	19,910	18,499
Selling and administrative	10,981	11,683	20,797	23,634
Restructuring charges	—	2,278	628	2,278
Heritage health benefit expenses	8,243	8,028	15,208	10,204
Loss (gain) on sales of assets	(621)	29	(622)	(5,834)

	122,450	130,587	251,764	243,597

Operating income (loss)	(9,027)	(7,335)	(6,748)	4,730

Other income (expense):
Interest expense	(5,670)	(6,273)	(11,556)	(12,818)
Interest expense attributable to beneficial conversion feature	(377)	—	(8,108)	—
Loss on extinguishment of debt	(3,834)	—	(5,178)	—
Interest income	941	2,090	2,553	4,493
Minority interest	—	(142)	—	(730)
Other income	135	23	216	147

	(8,805)	(4,302)	(22,073)	(8,908)

Loss from continuing operations before income taxes	(17,832)	(11,637)	(28,821)	(4,178)
Income tax expense (benefit) from continuing operations	109	(89)	243	93

Loss from continuing operations	(17,941)	(11,548)	(29,064)	(4,271)
Income from discontinued operations	—	608	—	1,036

Net loss	(17,941)	(10,940)	(29,064)	(3,235)
Less preferred stock dividend requirements	340	340	680	680

Net loss applicable to common shareholders	$(18,281)	$(11,280)	$(29,744)	$(3,915)

Loss per share from continuing operations:
Basic	$(1.92)	$(1.31)	$(3.14)	$(0.55)
Diluted	$(1.92)	$(1.31)	$(3.14)	$(0.55)
Income per share from discontinued operations:
Basic	$—	$0.07	$—	$0.12
Diluted	$—	$0.07	$—	$0.12
Net loss per share applicable to common shareholders:
Basic	$(1.92)	$(1.24)	$(3.14)	$(0.43)
Diluted	$(1.92)	$(1.24)	$(3.14)	$(0.43)
Weighted average number of common shares outstanding:
Basic	9,498	9,092	9,471	9,066
Diluted	9,568	9,341	9,563	9,310
See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Deficit
And Comprehensive Income (Loss)
Six Months Ended June 30, 2008
(Unaudited)

	Class A			Accumulated
	Convertible			Other		Total
	Exchangeable	Common	Other Paid-	Comprehensive	Accumulated	Shareholders’
	Preferred Stock	Stock	In Capital	Loss	Deficit	Equity (Deficit)
	(In thousands)
Balance at December 31, 2006, (160,130 preferred shares and 9,014,078 common shares outstanding)	$160	$22,535	$79,246	$(139,424)	$(148,450)	$(185,933)
Common stock issued as compensation (118,209 shares)	—	295	2,742	—	—	3,037
Common stock options exercised (294,916 shares)	—	737	2,019	—	—	2,756
Warrant issued in connection with loan extension	—	—	1,122	—	—	1,122
Warrant repriced in lieu of consent fee	—	—	223	—	—	223
Net loss	—	—	—	—	(21,793)	(21,793)
Adjustments to accumulated actuarial losses of pension and postretirement medical benefit plans	—	—	—	12,878	—	12,878
Amortization of accumulated actuarial losses and transition obligations	—	—	—	10,453	—	10,453

Comprehensive income						1,538

Balance at December 31, 2007, (160,130 preferred shares and 9,427,203 common shares outstanding)	$160	$23,567	$85,352	$(116,093)	$(170,243)	$(177,257)
Common stock issued as compensation (53,007 shares)	—	133	1,110	—	—	1,243
Common stock options exercised (36,582 shares)	—	91	53	—	—	144
Warrant repriced in lieu of registration requirement	—	—	355	—	—	355
Beneficial conversion feature on convertible notes	—	—	8,108	—	—	8,108
Net loss	—	—	—	—	(29,064)	(29,064)
Amortization of accumulated actuarial losses and transition obligations - pension	—	—	—	350	—	350
Amortization of accumulated actuarial losses and transition obligations - postretirement medical benefits	—	—	—	4,160	—	4,160
Unrealized loss on available-for-sale securities	—	—	—	(371)	—	(371)

Comprehensive loss						(24,925)

Balance at June 30, 2008, (160,130 preferred shares and 9,516,792 common shares outstanding)	$160	$23,791	$94,978	$(111,954)	$(199,307)	$(192,332)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(29,064)	$(3,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred power sales revenue	14,110	14,357
Equity in earnings of independent power projects	(202)	(183)
Cash distributions from independent power projects	202	183
Depreciation, depletion and amortization	19,910	18,499
Amortization of intangible assets and liabilities, net	394	676
Restructuring charge	628	—
Share-based compensation	1,386	2,142
Gain on sales of assets from continuing operations	(622)	(5,834)
Non-cash interest expense	8,549	—
Amortization of deferred financing costs	540	1,212
Warrant repriced in lieu of registration requirement	355	—
Loss on extinguishment of debt	2,292	—
Minority interest	—	730
Changes in operating assets and liabilities:
Receivables, net	702	72
Inventories	2,310	(297)
Excess of trust assets over pneumoconiosis benefit obligation	(130)	5,449
Accounts payable and accrued expenses	(4,049)	2,435
Deferred coal revenue	(655)	—
Income tax payable	335	342
Accrual for workers’ compensation	(264)	(228)
Asset retirement obligation	3,824	—
Accrual for postretirement medical costs	6,645	5,880
Pension and SERP obligations	639	848
Other assets and liabilities	(6,625)	1,383

Cash provided by continuing operations	21,210	44,431
Cash provided by discontinued operations	—	109

Net cash provided by operating activities	21,210	44,540

Cash flows from investing activities:
Additions to property, plant and equipment	(12,545)	(8,854)
Decrease (increase) in restricted cash and bond collateral and reclamation deposits	37,610	(4,547)
Net proceeds from sales of assets	791	13,200
Acquisition of Absaloka Mining operations	—	(3,405)

Net cash provided by (used in) investing activities	25,856	(3,606)

Cash flows from financing activities:
Decrease in bank overdrafts	(684)	—
Borrowings of long-term debt	205,377	—
Repayments of long-term debt	(191,891)	(30,519)
Borrowings on revolving lines of credit	128,600	98,800
Repayments of revolving lines of credit	(134,500)	(95,800)
Debt issuance costs	(4,817)	(696)
Exercise of stock options	144	423
Dividends paid to minority interest	—	(40)

Net cash provided by (used in) financing activities	2,229	(27,832)

Net increase in cash and cash equivalents	49,295	13,102
Cash and cash equivalents, beginning of period	19,736	26,738

Cash and cash equivalents, end of period	$69,031	$39,840

Supplemental disclosures of cash flow information Cash paid during the year for:
Interest	$10,910	$12,144
Income taxes	385	783
During the first six months of 2008 and 2007, the Company entered into capital leases for equipment totaling approximately $7.8 million and $10.4 million, respectively.
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
     The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
     The major factors impacting the Company’s liquidity are: payments due on mining debt at Westmoreland Mining LLC, or WML, which owns the Rosebud, Jewett, Beulah and Savage Mines (see Note 7); payments due on the project debt payable by our 230 MW Roanoke Valley power plant, or ROVA (see Note 7); payments due on the term loan and revolving credit facility used to acquire the minority interest in Westmoreland Resources, Inc., or WRI, which owns the Absaloka Mine; payments on the Company’s convertible debt; cash collateral requirements for additional reclamation bonds in new mining areas; payments for the Company’s heritage health benefit costs and ongoing reclamation costs. Unforeseen changes in the Company’s ongoing business requirements could also impact its liquidity.
     The principal sources of cash flow to WCC are distributions from WRI, ROVA, and WML, all of which are subject to the restrictions contained in their respective debt agreements.
     In the first six months of 2008, the Company took three significant steps to improve its liquidity.
     First, on March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to an existing shareholder. The notes mature five years from date of issuance, carry a 9.0% fixed annual interest rate (with interest payable in cash or in kind at the Company’s option) and are convertible into the Company’s common stock at the noteholders’ option at an initial conversion price of $10.00 per share.
     Second, on March 17, 2008, Westmoreland Partners, a wholly owned subsidiary of the Company, completed a refinancing of ROVA’s debt with The Prudential Insurance Company of America and Prudential Investment Management, Inc., or Prudential. The refinancing paid off all outstanding bank borrowings, bond borrowings, and the ROVA acquisition loan, and eliminated the need for the irrevocable letters of credit, which supported the bond borrowings.
     Third, on June 26, 2008, WML completed a refinancing of its term debt. On that date, WML entered into a note purchase agreement with institutional investors under which it sold $125.0 million of secured notes. These notes bear interest at a rate of 8.02% per annum. Also on

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
June 26, 2008, WML amended its Revolving Credit Agreement with its lenders, which increased the facility to an amount not to exceed $25.0 million and extended its term through 2013.
     These three steps increased consolidated working capital by $85.9 million from December 31, 2007 to June 30, 2008.
     The Company is pursuing additional alternatives in its efforts to continue to improve its liquidity during the remainder of 2008.
     WRI’s revolving credit facility matures October 28, 2008. The Company is currently working to renew that facility, and may pursue a larger overall credit facility at WRI. The Company is also evaluating potential sale-leaseback transactions for some of its equipment used at the mine.
     The Company is also pursuing alternatives to meet future reclamation bond requirements with reduced amounts of cash collateral as it enters new mining areas.
     WCC is also attempting to improve its liquidity through the operating performance of its mines. The Company believes that increases in tons produced and sold and productivity, and its continued focus on cost control at WCC’s mining operations during the second half of 2008 should also improve the Company’s liquidity.
     The Company continues to believe that one of the other alternatives available to it is the sale of one or more of the Company’s assets. There can be no assurance that any sale could be completed on a timely basis or on terms acceptable to the Company.
     The Company is also evaluating its overall mining investment opportunities and may consider other alternatives to raise additional capital and improve its liquidity during 2008 or 2009.
     The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from the outcome of the uncertainty regarding the Company’s ability to extend its line of credit, improve the operating performance of its mines, finance the bonding requirements for its new mining areas, or sell some of its assets to meet its obligations.
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
     The table below represents the restructuring provision activity at the six months ended June 30, 2008 (in thousands):

Period	Beginning	Restructuring	Restructuring	Ending
Ending	Balance	Charges	Payments	Balance

6/30/2008	$3,600	$628	$2,618	$1,610
3. INVENTORIES
     Inventory consisted of the following at June 30, 2008, and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Coal	$2,484	$1,889
Materials and supplies	24,004	26,909

Total	$26,488	$28,798

     Materials and supplies are stated net of an allowance for slow-moving and obsolete inventories of $0.2 million at both June 30, 2008, and December 31, 2007.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
4. ACCOUNTING POLICIES
     Accounting Pronouncements Adopted
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, and therefore does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Company). In February 2008, the FASB amended SFAS 157 to exclude leasing transactions and to delay the effective date by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Our adoption of SFAS 157 has not had a material impact on our financial position or results of operations.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115.” SFAS 159 provides all entities with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Company). The Company did not elect to measure any financial assets or liabilities at fair value under SFAS 159.
     Accounting Pronouncements Issued and Not Yet Adopted
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133”. This statement will require additional disclosures about how and why the Company uses derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, and how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009, for the Company); however early adoption is encouraged, as are comparative disclosures for earlier periods. The Company is currently evaluating the impact of adopting SFAS 161.
5. OTHER EVENTS
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
6. RESTRICTED INVESTMENTS AND BOND COLLATERAL
     The Company’s restricted investments and bond collateral consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Corporate:
Workers’ compensation bonds	$5,730	$5,677
Postretirement health benefit bonds	1,432	1,247

Coal Segment:
Westmoreland Mining — debt service reserve account	5,013	10,229
Westmoreland Mining — prepayment account	—	20,118
Reclamation bond collateral:
Absaloka Mine	5,584	5,469
Rosebud Mine	4,041	1,728
Jewett Mine	984	1,126
Beulah Mine	70	70

ROVA:
Debt protection accounts	11,327	28,981
Ash reserve account	602	608
Repairs and maintenance account	1,615	1,251

Total restricted investments and bond collateral	36,398	76,504
Less current portion	—	(20,118)

Total restricted investments and bond collateral, less current portion	$36,398	$56,386

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
     Coal Segment
     Pursuant to the terms of the Note Purchase Agreement dated June 26, 2008, WML must maintain a debt service reserve account. The debt service reserve account is required to contain funds sufficient to pay the principal, interest, and collateral agent’s fees scheduled to be paid in the following six months. The debt service reserve account was fully funded at June 30, 2008.
     As of June 30, 2008, the Company had reclamation bond collateral in place for its active Absaloka, Rosebud, Jewett and Beulah Mines. These government-required bonds assure that coal-mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     ROVA
     Pursuant to the terms of its new loan agreement with Prudential, ROVA must maintain debt protection accounts. ROVA is required to maintain in its debt protection accounts three months of subsequent debt service, less the available balance of its revolving loan. The debt protection accounts were fully funded at June 30, 2008.
     The loan agreement also requires ROVA to fund a repairs and maintenance account up to a maximum amount of $2.6 million. The funds for the repairs and maintenance account are required to be deposited every three months based on a formula contained in the agreement. The repairs and maintenance account was funded to $1.6 million at June 30, 2008.
     The loan agreement also requires ROVA to fund an ash reserve account to $0.6 million. The ash reserve account was fully funded at June 30, 2008.
7. LINES OF CREDIT AND LONG-TERM DEBT
     The amounts outstanding at June 30, 2008, and December 31, 2007, under the Company’s lines of credit and long-term debt consist of the following:

	Current Portion of Debt		Total Debt Outstanding
	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007
		(In thousands)
Corporate debt:
Convertible notes	$—	$—	$15,440	$—
Westmoreland Mining debt:
Revolving line of credit	—	2,500	—	2,500
Westmoreland Mining term debt:
Series B Notes	—	44,600	—	44,600
Series C Notes	—	—	—	20,375
Series D Notes	—	—	—	14,625
Term debt	—	—	125,000	—
Capital lease obligations	3,841	2,953	19,097	13,256
Other term debt	289	174	1,102	794
Westmoreland Resources, Inc:
Revolving line of credit	8,300	11,700	8,300	11,700
Term debt	2,125	2,125	7,438	8,500
Capital lease obligations	529	534	5,210	5,484
ROVA debt:
ROVA revolving line of credit	—	—	—	—
ROVA acquisition bridge loan	—	3,258	—	15,173
ROVA term debt	33,804	33,075	106,323	134,441

Total debt outstanding	$48,888	$100,919	$287,910	$271,448

     The ROVA current and total term debt at June 30, 2008, includes debt premiums of $0.5 million and $1.6 million, respectively. The ROVA current and total term debt at December 31, 2007, included debt premiums of $0.8 million and $4.1 million, respectively, and the ROVA acquisition bridge loan included a debt discount of $0.9 million.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     The maturities of all long-term debt and the revolving credit facilities outstanding at June 30, 2008, are (in thousands):

Remainder of 2008	$32,772
2009	29,193
2010	15,580
2011	42,509
2012	25,897
Thereafter	140,367

$286,318

     Convertible Debt
     On March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to an existing shareholder pursuant to a Note Purchase Agreement. The notes bear interest at a rate of 9.0% per annum and are payable in full on March 4, 2013. Interest on the notes is payable in cash or in kind by increasing the principal amount of each note at the Company’s option, however, the aggregate principal amount of the notes may not exceed $18.8 million. The notes may be initially converted into 1,500,000 shares of the Company’s common stock, par value $2.50 per share (“Common Stock”), at a conversion price of $10.00 per share. The number of shares of Common Stock into which the notes may be converted would increase in the circumstances specified in the Note Purchase Agreement, including the Company’s payment of interest on the notes in kind and the issuance of additional securities at a price less than the conversion price of the notes then in effect.
     The Note Purchase Agreement contains affirmative and negative covenants. The notes may be declared immediately due and payable upon the occurrence of certain events of default, and the notes are immediately due and payable without declaration upon the occurrence of other events of default.
     EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, states that a beneficial conversion feature arises when convertible debt is issued with a non-detachable conversion feature and when the conversion price is lower than the fair market value of the common stock at the time of issuance. EITF 98-5 also requires that the beneficial conversion feature be recorded to additional paid-in capital and expensed through the earliest conversion date. Since the notes were convertible immediately upon issuance, the total value of the beneficial conversion feature, or $7.7 million, was recorded as interest expense during the first quarter of 2008. An additional $0.4 million was expensed during the second quarter attributable to the beneficial conversion feature of the additional convertible notes issued for the payment of interest in kind.
     In connection with the issuance of the convertible notes, we incurred $0.6 million of issuance costs, which primarily consisted of legal and other professional fees. The costs are classified within “Other assets” in the Consolidated Balance Sheets and are being amortized as interest expense using the effective interest method over the term of the debt.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     Westmoreland Mining LLC
     On June 26, 2008, WML completed a refinancing of its debt. The refinancing increased WML’s outstanding debt from $89.0 million to $125.0 million, reduced WML’s restricted cash from $31.5 million to $5.0 million, and modified maturity dates and interest rates. The Company received a $8.5 million cash distribution from WML as part of the refinancing.
     The WML refinancing provides for $125.0 million of fixed rate term debt. The term debt bears interest at 8.02% per annum, payable quarterly. The principal payments required for the term debt are $7.5 million in 2011, $14.0 million in 2012, $18.0 million in 2013, $18.0 million in 2014, $20.0 million in 2015, and $47.5 million thereafter. The term debt is payable in full on March 31, 2018.
     The refinancing also amended the 2001 Revolving Credit Agreement, or the Revolver, by increasing the borrowing limit from $20.0 million to $25.0 million and extending the maturity date to June 26, 2013. WML has two interest rate options to choose from on the Revolver. The Base Rate option bears interest at a base rate plus 0.50% and is payable quarterly. The Libor Rate option bears interest at the London Interbank Offering Rate (LIBOR) rate plus 3.0%. In addition, a commitment fee of 0.50% of the average unused portion of the available Revolver is payable quarterly. No balance was outstanding on the Revolver at June 30, 2008.
     The term debt and Revolver are secured by substantially all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC; the Company’s membership interest in WML; and the stock of WSC, WECO and DWC. WECO, DWC, and WSC have guaranteed WML’s obligations with respect to the term debt and under the Revolver. WML is required to comply with certain loan covenants related to liquidity, indebtedness, and capital investments. As of June 30, 2008, WML was in compliance with such covenants.
     As part of attaining the new term debt and amending the Revolver, WML incurred costs of $3.9 million, which were recorded as deferred financing costs and are being amortized over the term of the debt.
     As part of extinguishing its prior term debt and amending the Revolver, WML incurred “make whole” payments of $2.6 million. These payments, along with $1.2 million of unamortized deferred financing costs were recorded as a loss on early extinguishment of debt during the second quarter of 2008.
     The Company engages in leasing transactions for equipment utilized in its operations. Certain leases qualify as capital leases and were recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the leases. The present value of these lease payments at June 30, 2008, and December 31, 2007, was $19.1 million and $13.3 million, respectively, at a weighted average interest rate of 7.35% and 7.06%, respectively. The Jewett Mine also has a note payable and an installment loan outstanding at June 30, 2008, in the amount of $0.2 million and $0.6 million, respectively, with fixed interest rates of 6.0% and 6.75%, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     Westmoreland Resources, Inc.
     The Company leases equipment utilized in operations at the Absaloka Mine. The present value of these lease payments at June 30, 2008, was $5.2 million at an effective interest rate of 6.85%.
     On October 29, 2007, WRI executed a Business Loan Agreement, or Agreement, with First Interstate Bank, a Montana corporation. The Agreement provides WRI with term debt of $8.5 million and a revolving credit facility of $20.0 million. The term debt requires sixteen quarterly payments of principal and interest with the final payment due September 20, 2011. The revolving credit facility matures October 28, 2008. Interest on both the term debt and the revolving credit facility is payable at the prime rate (5.0% per annum at June 30, 2008). The two debt instruments are collaterized by WRI’s inventory, chattel paper, accounts receivable, and equipment. WCC is the guarantor of the debt under the Agreement. The Agreement requires WRI to comply with certain covenants and minimum financial ratio requirements related to debt coverage, tangible net worth and capital expenditures. As of June 30, 2008, WRI was in compliance with such covenants.
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
     The ROVA debt refinancing provided for approximately $107.0 million of fixed rate term debt with interest rates varying from 6.0% to 11.42%. The weighted average interest rate on the fixed rate term debt is 8.30% per annum. The principal payments required for the fixed rate term debt are $29.1 million in 2008, $22.3 million in 2009, $9.4 million in 2010, $8.0 million in 2011 and $8.8 million in 2012. The term debt is to be fully repaid before the end of 2015.
     The refinancing also provided for approximately $11.5 million in floating rate debt with a final maturity no later than January 31, 2011. Interest on the floating rate debt is payable quarterly at the three-month London Interbank Offering Rate (LIBOR) in effect for the quarter plus 4.50%. Payments required on the floating rate debt are to be made from quarterly distributions from ROVA, if any, and will vary each quarter. The Company will not receive a distribution from ROVA until the principal balance of the floating rate debt is paid.
     The refinancing provides for a $6.0 million revolving loan with a maturity of April 30, 2015. Interest on the revolving loan is payable quarterly at the three-month LIBOR rate in effect for the quarter plus 1.375%. No balance was outstanding on the revolving loan at June 30, 2008.
     The fixed and the floating rate debt as well as the revolving loan are secured by a pledge of the quarterly cash distributions from ROVA. ROVA is required to comply with certain loan covenants related to interest and fixed charge coverage. As of June 30, 2008, ROVA was in compliance with such covenants.
     As part of the refinancing, Westmoreland Partners incurred costs of $2.2 million, which were recorded as a debt discount. The discount is being accreted over the term of the notes.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     Unamortized debt discounts of $0.8 million and unamortized deferred financing costs of $0.3 million on the retired bank, bond, and acquisition borrowings, plus transaction costs of $0.2 million, were recorded as a loss on early extinguishment of debt during the first quarter of 2008.
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
     The Company accounted for these derivative instruments on a mark-to-market basis through earnings.
     The Consolidated Financial Statements as of June 30, 2008, do not reflect any cumulative unrealized gains or losses on these contracts since they were fully settled during 2007. Information regarding derivative instruments for the six months ended June 30, 2007, is as follows (in thousands):

Unrealized loss on derivatives at beginning of the period	$(336)
Change in fair value	584
Realized gain on settlements	79

Unrealized gain on derivatives at end of period	$327

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
9. HERITAGE HEALTH BENEFIT EXPENSES
     The caption “Heritage health benefit expenses” used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to our former Eastern mining operation employees as well as other administrative and legal costs associated with providing those benefits. The components of these expenses are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Health care benefits	$6,638	$6,840	$13,283	$13,865
Combined benefit fund payments (credit)	880	919	1,762	(3,954)
Workers’ compensation benefits	146	192	292	379
Black lung benefits (credit)	579	77	(129)	(86)

Total	$8,243	$8,028	$15,208	$10,204

     During the first quarter of 2007, the Company reached a settlement with the UMWA Combined Benefit Fund (CBF) for the reimbursement of $5.8 million, plus interest, in past overpayments to the CBF for retiree medical benefits. The Company received $2.9 million of the reimbursement and $0.6 million in interest during the first quarter of 2007, and received the remaining $2.9 million reimbursement plus interest of less than $0.1 million during the second quarter of 2007. The Company recorded the settlement as a $5.8 million reduction in Heritage health benefit expenses and $0.6 million in interest income.
10. PENSION AND POSTRETIREMENT MEDICAL BENEFITS
     The Company provides pension and postretirement medical benefits to qualified full-time employees and retired employees and their dependents, the majority of which are mandated by the Coal Act. The Company incurred costs of providing these benefits during the three and six months ended June 30, 2008 and 2007, as follows (in thousands):

			Postretirement
	Pension Benefits		Medical Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$768	$792	$182	$231
Interest cost	1,108	1,139	4,204	4,479
Expected return on plan assets	(1,026)	(1,025)	—	—
Amortization of deferred items	224	260	2,381	2,104

Total net periodic benefit cost	$1,074	$1,166	$6,767	$6,814

			Postretirement
	Pension Benefits		Medical Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$1,536	$1,536	$362	$462
Interest cost	2,315	2,212	9,013	8,958
Expected return on plan assets	(2,052)	(2,052)	—	—
Amortization of deferred items	350	449	4,160	4,208

Total net periodic benefit cost	$2,149	$2,145	$13,535	$13,628

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     The Company expects to pay approximately $18.1 million for postretirement medical benefits during 2008, net of Medicare Part D reimbursements. A total of $3.3 million and $7.1 million was paid during the three and six months ended June 30, 2008, net of Medicare Part D reimbursements.
     The Company expects to contribute approximately $5.2 million to its pension plans during 2008. As part of the WML refinancing, we are required by loan covenants to make additional pension contributions in 2008 to achieve a 90% funding status. A total of $0.6 million and $1.3 million was paid during the three and six months ended June 30, 2008, respectively.
11.	ASSET RETIREMENT OBLIGATIONS, RECLAMATION DEPOSITS AND CONTRACTUAL THIRD PARTY RECLAMATION RECEIVABLES
     Asset Retirement Obligation
     Changes in the Company’s asset retirement obligations during the six months ended June 30, 2008, and 2007 were (in thousands):

	Six Months Ended
	June 30,
	2008	2007

Asset retirement obligations — beginning of period	$206,497	$184,062
Accretion	7,658	6,437
Settlements (final reclamation performed)	(3,637)	(3,483)
Changes due to amount and timing of reclamation	(1,992)	(6,608)

Asset retirement obligations — end of period	208,526	180,408
Less current portion	(10,844)	(14,199)

Asset retirement obligations, less current portion	$197,682	$166,209

     The asset retirement obligation, contractual third party reclamation receivable, and reclamation deposits at June 30, 2008, for each of the Company’s mines and ROVA are summarized below (in thousands):

		Contractual
	Asset	Third Party
	Retirement	Reclamation	Reclamation
	Obligation	Receivable	Deposits

Rosebud	$129,310	$17,902	$67,738
Jewett	50,703	50,703	—
Beulah	13,351	—	—
Absaloka	12,746	402	—
Savage	1,942	—	—
ROVA	474	—	—

Total	$208,526	$69,007	$67,738

     As of June 30, 2008, the Company or its subsidiaries have reclamation bonds in place for its active mines in Montana, North Dakota and Texas and for inactive mining sites in Virginia and Colorado, which are now awaiting final bond release. These government-required bonds assure that coal-mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The Company estimates that the cost of final reclamation for its mines and ROVA when they are closed in the future will total approximately $484.6 million, with a present value of $208.5 million.

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
     The Company is currently reporting a deficit in shareholders’ equity. As a result, the Company is prohibited from paying preferred stock dividends because of the statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock ($160,000 at June 30, 2008).
     The quarterly dividends, which are accumulated through and including July 1, 2008, amount to $16.5 million in the aggregate ($103.28 per preferred share or $25.82 per Depositary Share).
     The Company’s convertible note purchase agreement prohibits the Company from paying dividends on preferred or common stock so long as the convertible notes are outstanding.
     Warrants
     In June 2007, the Company exercised its option to extend the term on the ROVA acquisition loan for three more years. In conjunction with the extension of the loan, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock to the lender at a premium of 15% to the then current stock price, or $31.45 per share. In October 2007 (but effective as of August 20, 2007), in consideration for the lender’s consent to the sale of the Company’s power operations and maintenance businesses, the Company canceled the warrant issued in June and issued the lender a new warrant to purchase 150,000 shares of the Company’s common stock at a price of $25.00 per share. The new warrant is exercisable through August 2010. The fair value of the original warrant of approximately $1.1 million was recorded as a discount to the principal amount of the loan. Approximately $0.2 million relating to the increase in the fair value of the repriced warrant was accounted for as a consent fee and expensed in 2007.
     The ROVA acquisition loan was paid off as part of the ROVA refinancing transaction. The discount was written off as part of the ROVA refinancing transaction completed in March 2008.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     The ROVA acquisition loan agreement was amended as of October 1, 2007, and contained a requirement for WCC to use its best efforts to file a registration statement with the SEC to register the warrant and the shares underlying the warrant by February 28, 2008. WCC did not file that registration statement with the SEC by that date because it did not complete the restatement of its financial statements for the year ended December 31, 2006, until March 17, 2008, because the SEC did not declare effective a registration statement covering the warrant and the warrant shares by May 26, 2008, WCC was obligated to cancel the existing warrant and issue a new warrant to purchase 165,000 shares of the Company’s stock at a price of $20.00 per share. This new warrant, like the prior warrant, contained customary anti-dilution protections. The Company’s March 4, 2008 issuance of convertible debt triggered the anti-dilution provisions in the warrant. The modified warrant now entitles the holder thereof to purchase 172,234 shares at an exercise price of $19.16 per share.
     As of June 30, 2008, the increase in the fair value of the warrant as a result of the modification was approximately $355,000, which was recorded as additional interest expense, with a corresponding adjustment to additional paid in capital. The fair value of the warrant before the modification and the modified warrant was estimated using the Black-Scholes pricing model with the following assumptions:

	Number of Shares					Value of Each
Warrants	included in	Dividend		Risk-Free		Share Covered by
Issued	Warrant	Yield	Volatility	Rate	Expected Life	Warrant

2008	172,234	None	41%	2.82%	3.0 years	$4.76
     Restricted Net Assets
     At June 30, 2008, WCC had approximately $118.5 million of net assets at its subsidiaries that were not available to be transferred to it in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries. Approximately $7.0 million of net assets of the subsidiaries are unrestricted.
13. INCENTIVE STOCK OPTIONS, STOCK APPRECIATION RIGHTS, AND PERFORMANCE UNITS
     As of June 30, 2008, the Company had stock options and SARs outstanding from five stock incentive plans. These plans permit the Company to grant to employees incentive stock options, or ISOs, non-qualified stock options, SARs and restricted stock. These plans generally contemplate that non-employee directors will receive equity awards with a value of $60,000 when initially elected or appointed to the Board and equity awards with a value of $30,000 after each annual meeting.
     For these plans, ISOs and SARs generally vest over three years, expire ten years from the date of grant, and may not have an option or base price that is less than the market value of the stock on the date of grant. Upon vesting, the holders may exercise the SARs and receive an amount equal to the increase in the value of the common stock between the grant date and the exercise date in shares of common stock. The Company’s policy is to issue new shares as these SARs are exercised.
     The maximum number of shares that could be issued under these plans is 2,200,000. As of June 30, 2008, 769,455 shares were available for future grants.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     Compensation cost arising from share-based arrangements for the three and six months ended June 30, 2008 and 2007, is shown in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Recognition of fair value of SARs, stock options, and restricted stock over vesting period	$301	$40	$442	$253
Matching contributions to the Company’s 401(k) plan	370	658	801	1,241
Compensation expense for performance units based on increases in the Company’s stock price	143	583	143	648

Total share-based compensation expense	$814	$1,281	$1,386	$2,142

     Restricted Stock
     In 2007, 6,220 shares of restricted stock were awarded to directors. These shares are restricted for the one-year vesting period. The unamortized compensation expense for this restricted stock at June 30, 2008, was less than $0.1 million, which will be recognized over the remainder of the vesting period. In the second quarter of 2008, 5,268 shares of restricted stock were awarded to directors. These shares were fully vested when awarded but are restricted due to the one-year restriction on the sale of the shares.
     In April 2008, the Company’s newly appointed Chief Executive Officer and President was granted 100,000 shares of restricted stock under the Company’s 2007 Equity Incentive Plan for Employees and Non-Employee Directors. The restricted shares will vest in three equal installments on the first, second and third anniversaries of the date of grant. The unamortized compensation expense for this restricted stock award at June 30, 2008, was $1.5 million, which will be recognized over the remainder of the vesting period.
     SARs
     Information with respect to SARs granted and outstanding for the six months ended June 30, 2008, is as follows:

		Stock	Weighted
	Issue Price	Appreciation	Average
	Range	Rights	Exercise Price

Outstanding at December 31, 2007	$19.37 — 29.48	310,266	$21.98
Expired or forfeited	20.98 — 25.02	(49,433)	22.77

Outstanding at June 30, 2008	$19.37 — 29.48	260,833	$21.83

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     Information about SARs outstanding as of June 30, 2008, is as follows:

		Weighted				Weighted
		Average	Weighted			Average	Intrinsic
		Remaining	Average	Intrinsic		Base Price	Value
Range of Base	Number	Contractual	Base Price	Value		(vested	(vested
Price	Outstanding	Life (Years)	(all SARs)	(all SARs)	SARs Vested	SARs)	SARs)

$19.37 — 20.00	68,667	6.1	$19.43		68,667	$19.43
20.01 — 25.00	176,332	7.4	22.41		143,293	21.95
25.01 — 29.48	15,834	7.9	25.82		8,826	25.95

$19.37 — 29.48	260,833	7.1	$21.83	$129,000	220,786	$21.33	$129,000
     No SARs were granted during the first six months of 2007 or 2008.
     The intrinsic value of SARs exercised during the three and six months ended June 30, 2007, was $0.2 million. No SARs were exercised during the first six months of 2008.
     The amount of unamortized compensation expense for SARs outstanding at June 30, 2008, was $0.4 million, which is expected to be recognized over approximately two years.
     Stock Options
     Information with respect to stock options granted and outstanding for the six months ended June 30, 2008, is as follows:

			Weighted
	Issue Price	Stock Option	Average
	Range	Shares	Exercise Price

Outstanding at December 31, 2007	$3.00 — 23.48	343,366	$16.92
Exercised	3.00 — 18.19	(36,582)	3.92
Expired or forfeited	17.80 — 23.93	(85,010)	23.22

Outstanding at June 30, 2008	$3.00 — 23.48	221,774	$16.79

     Information about stock options outstanding as of June 30, 2008, is as follows:

		Weighted				Weighted
		Average	Weighted			Average
		Remaining	Average	Intrinsic		Exercise	Intrinsic Value
Range of Base	Number	Contractual	Exercise Price	Value	Options	Price (vested	(vested
Price	Outstanding	Life (Years)	(all Options)	(all Options)	Vested	Options)	Options)

$3.00 — 5.00	2,500	1.8	$3.38		2,500	$3.38
5.01 — 10.00	—	—	—		—	—
10.01 — 15.00	52,135	3.6	11.98		52,135	11.98
15.01 — 20.00	136,583	4.2	17.38		136,583	17.38
20.01 — 23.48	30,556	8.8	23.48		30,556	23.48

$3.00 — 23.48	221,774	4.7	$16.79	$1,030,000	221,774	$16.79	$1,030,000
     The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model.
     The intrinsic value of stock options exercised was $0.5 million for the three and six months ended June 30, 2008, and $0.5 million and $0.6 million for the three and six months ended June 30, 2007, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     There was no unamortized compensation expense for outstanding options at June 30, 2008.
     On July 1, 2008, the Company issued 181,750 stock options, with an exercise price of $21.40. The fair value of these options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

					Weighted Average
Number of	Dividend		Risk-Free		Value of Each
Options Granted	Yield	Volatility	Rate	Expected Life	Option Granted

181,750	None	50%	3.62%	7.0 years	$11.84
     The amount of unamortized compensation expense for these options at July 1, 2008, is $2.2 million, which is expected to be recognized over three years.
     Performance Units
     As of June 30, 2008, the Company had performance units outstanding under its Performance Unit Plan. The value of the performance units is payable to the participants upon vesting in cash, or at the option of the Company, in shares of common stock. The value, calculated using a Binomial Lattice Model, is based in part on the appreciation of the Company’s common stock and its performance relative to the average of two stock market indices. The performance units vest over a three-year period. The units granted are accounted for as a liability-based award, since the Company has historically settled the awards in cash and intends to settle the outstanding awards in cash. During the three and six months ended June 30, 2008, the Company recognized $0.1 million of stock compensation expense and during the three and six months ended June 30, 2007, the Company recognized $0.6 million of stock compensation expense for this plan. The amount of unamortized compensation expense for this plan was less than $0.1 million at June 30, 2008. No payments were made under this long-term incentive plan in the first six months of 2008, while less than $0.1 million in payments were made in the first six months of 2007.
14. EARNINGS PER SHARE
     Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the same basis except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options, stock appreciation rights (SARs), convertible debt, if dilutive, and the impact of warrants and restricted stock outstanding. The number of additional shares from options, SARs, and warrants are calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The number of additional shares from restricted stock is calculated by assuming that an amount equal to the unamortized compensation costs attributable to the restricted shares outstanding is used to acquire shares of common stock at the average market price during the reporting period. For calculating the effect of convertible debt on earnings per share, interest charges applicable to the convertible debt are added back to net income (loss) and convertible debt is assumed to be converted at the beginning of the period (or time of issuance, if later) and the resulting common shares are added to the weighted average shares outstanding.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands, except
		per share data)
Net loss applicable to common shareholders:	$(18,281)	$(11,280)	$(29,744)	$(3,915)
Number of shares of common stock outstanding:
Basic	9,498	9,092	9,471	9,066
Effect of dilutive stock options	54	229	87	244
Effect of dilutive SARs	—	20	—	—
Effect of dilutive restricted stock	16	—	5	—

Diluted	9,568	9,341	9,563	9,310

Net loss per share applicable to common shares outstanding:
Basic	$(1.92)	$(1.24)	$(3.14)	$(0.43)
Diluted	$(1.92)	$(1.24)	$(3.14)	$(0.43)

Number of shares excluded from calculation of diluted EPS because the exercise price of the options, SARs, convertible debt or warrants were greater than the average market price of the common shares.	2,202	153	2,210	371

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
15. INCOME TAXES
     Income tax expense (benefit) attributable to income before income taxes consists of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Current:
Federal	$—	$—	$—	$—
State	109	(89)	243	93

	109	(89)	243	93

Deferred:
Federal	—	—	—	—
State	—	—	—	—

Income tax expense (benefit)	$109	$(89)	$243	$93

16. BUSINESS SEGMENT INFORMATION
     Segment information is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods.
     The Company’s operations are classified into four segments: coal, power, heritage and corporate. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The power operations include the ownership of interests in cogeneration and other non-regulated power plants. The heritage segment includes costs of benefits the Company provides to former employees of its previously owned U.S. coal mining operations, which have been disposed of. The corporate segment represents all costs not otherwise classified and primarily consists of corporate office and business development expenses. Assets attributed to the heritage segment consist primarily of cash, bonds and deposits restricted to pay heritage health benefits. Prior year segment information has been recast to reflect the operations of the Company’s power operation and maintenance business as discontinued operations.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     Summarized financial information by segment for 2008 and 2007 is as follows:

Three Months Ended June 30, 2008	Coal	Power	Heritage	Corporate	Total
	(In thousands)
	(Unaudited)
Revenues:
Coal	$92,471	$—	$—	$—	$92,471
Energy	—	20,835	—	—	20,835
Equity in earnings	—	117	—	—	117

	92,471	20,952	—	—	113,423

Costs and expenses:
Cost of sales — coal	79,598	—	—	—	79,598
Cost of sales — energy	—	14,586	—	—	14,586
Depreciation, depletion and amortization	7,157	2,424	—	82	9,663
Selling and administrative	5,866	1,161	613	3,341	10,981
Heritage health benefit expenses	—	—	8,243	—	8,243
Gain on sales of assets	(596)	—	(25)	—	(621)

Operating income (loss)	446	2,781	(8,831)	(3,423)	(9,027)

Other income (expense):
Interest expense	(2,657)	(2,641)	(4)	(368)	(5,670)
Interest expense attributable to beneficial conversion feature	—	—	—	(377)	(377)
Loss on extinguishment of debt	(3,834)	—	—	—	(3,834)
Interest income	820	75	25	21	941
Other income (loss)	129	(3)	—	9	135

Income (loss) from continuing operations before income taxes	$(5,096)	$212	$(8,810)	$(4,138)	$(17,832)

Capital expenditures	$8,220	$230	$—	$36	$8,486

Total assets	$531,355	$247,541	$5,628	$11,213	$795,737

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)

Three Months Ended June 30, 2007	Coal	Power	Heritage	Corporate	Total
	(In thousands)
	(Unaudited)
Revenues:
Coal	$101,758	$—	$—	$—	$101,758
Energy	—	21,447	—	—	21,447
Equity in earnings	—	47	—	—	47

	101,758	21,494	—	—	123,252

Costs and expenses:
Cost of sales — coal	84,389	—	—	—	84,389
Cost of sales — energy	—	14,563	—	—	14,563
Depreciation, depletion and amortization	7,114	2,419	—	84	9,617
Selling and administrative	7,885	1,446	122	2,230	11,683
Restructuring charges	227	82	—	1,969	2,278
Heritage health benefit expenses	—	—	8,028	—	8,028
Loss (gain) on sales of assets	31	(2)	—	—	29

Operating income (loss)	2,112	2,986	(8,150)	(4,283)	(7,335)

Other income (expense):
Interest expense	(2,533)	(3,646)	—	(94)	(6,273)
Interest income	1,304	705	5	76	2,090
Minority interest	(142)	—	—	—	(142)
Other income	12	—	—	11	23

Income (loss) from continuing operations before income taxes	$753	$45	$(8,145)	$(4,290)	$(11,637)

Capital expenditures	$5,110	$63	$—	$3	$5,176

Total assets	$459,077	$290,600	$4,756	$9,610	$764,043

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)

Six Months Ended June 30, 2008	Coal	Power	Heritage	Corporate	Total
	(In thousands)
	(Unaudited)
Revenues:
Coal	$200,813	$—	$—	$—	$200,813
Energy	—	44,001	—	—	44,001
Equity in earnings	—	202	—	—	202

	200,813	44,203	—	—	245,016

Costs and expenses:
Cost of sales — coal	167,104	—	—	—	167,104
Cost of sales — energy	—	28,739	—	—	28,739
Depreciation, depletion and amortization	14,901	4,846	—	163	19,910
Selling and administrative	10,810	2,365	762	6,860	20,797
Restructuring charges	155	—	—	473	628
Heritage health benefit expenses	—	—	15,208	—	15,208
Gain on sales of assets	(597)	—	(25)	—	(622)

Operating income (loss)	8,440	8,253	(15,945)	(7,496)	(6,748)

Other income (expense):
Interest expense	(5,535)	(5,528)	(7)	(486)	(11,556)
Interest expense attributable to beneficial conversion feature	—	—	—	(8,108)	(8,108)
Loss on extinguishment of debt	(3,834)	(1,344)	—	—	(5,178)
Interest income	2,076	333	50	94	2,553
Other income	183	—	—	33	216

Income (loss) from continuing operations before income taxes	$1,330	$1,714	$(15,902)	$(15,963)	$(28,821)

Capital expenditures	$12,168	$306	$—	$71	$12,545

Total assets	$531,355	$247,541	$5,628	$11,213	$795,737

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)

Six Months Ended June 30, 2007	Coal	Power	Heritage	Corporate	Total
	(In thousands)
	(Unaudited)
Revenues:
Coal	$204,838	$—	$—	$—	$204,838
Energy	—	43,306	—	—	43,306
Equity in earnings	—	183	—	—	183

	204,838	43,489	—	—	248,327

Costs and expenses:
Cost of sales — coal	167,439	—	—	—	167,439
Cost of sales — energy	—	27,377	—	—	27,377
Depreciation, depletion and amortization	13,491	4,839	—	169	18,499
Selling and administrative	13,341	3,251	312	6,730	23,634
Restructuring charges	227	82	—	1,969	2,278
Heritage health benefit expenses	—	—	10,204	—	10,204
Gain on sales of assets	(190)	(3)	—	(5,641)	(5,834)

Operating income (loss)	10,530	7,943	(10,516)	(3,227)	4,730

Other income (expense):
Interest expense	(5,003)	(7,394)	—	(421)	(12,818)
Interest income	2,470	1,222	652	149	4,493
Minority interest	(730)	—	—	—	(730)
Other income	119	—	—	28	147
Income (loss) from continuing operations before income taxes	$7,386	$1,771	$(9,864)	$(3,471)	$(4,178)

Capital expenditures	$8,708	$135	$—	$11	$8,854

Total assets	$459,077	$290,600	$4,756	$9,610	$764,043

17. Commitments
     Coal Reserve Lease Obligations
     The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $8.0 million and $8.8 million in the three months ended June 30, 2008 and 2007, respectively, and $18.3 million and $18.8 million in the six months ended June 30, 2008 and 2007, respectively.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     In July 2008, WRI finalized an agreement with the Crow Tribe covering the treatment of the tax credit in determining royalties payable to the Tribe under its lease agreement with the Tribe. The Company recorded $1.0 million as cost of sales in the six months ended June 30, 2008, to reflect the amount payable to the Crow Tribe as a result of this agreement.
     Real Property and Equipment Lease Obligations
     The Company has operating lease commitments expiring at various dates, primarily for real property and equipment. Rental expense under operating leases during the three months ended June 30, 2008 and 2007 totaled $1.3 million and $1.5 million, respectively, and for the six months ended June 30, 2008 and 2007, totaled $2.7 million and $3.1 million, respectively.
     Minimum future rental obligations existing under these operating leases with remaining terms of one year or more at June 30, 2008, are as follows (in thousands):

Lease Obligations
2008	$2,029
2009	4,693
2010	3,868
2011	3,700
2012	1,980
Thereafter	926

$17,196

     Coal Supply Agreements
     Westmoreland Partners, which owns ROVA, has two coal supply agreements with TECO Coal Corporation, or TECO. If Westmoreland Partners continues to purchase coal under these contracts at the current volume and pricing, Westmoreland Partners would be obligated to pay TECO $27.3 million in each of the years of 2008, 2009, 2010, 2011, 2012 and an aggregate of $60.1 million after 2012.
     Long-Term Sales Commitments
     The following table presents estimated total sales tonnage under existing long-term contracts for the next five years from the Company’s existing mining operations. The prices for almost all future tonnage are subject to revision and adjustments based upon market prices, certain indices and/or cost recovery:

Projected Sales Tonnage Under
Existing Long-Term Contracts
as of June 30, 2008
(In millions of tons)
Remainder of 2008	16.1
2009	29.1
2010	26.5
2011	21.8
2012	19.6
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
     While the Company plans to seek relief in Federal District Court (MMS) and Montana State Court (MDR) and expects favorable rulings, it has begun discussions with the MMS, MDR, and WECO’s customers regarding alternatives for resolution.
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
     Neither the MMS nor the MDR has made royalty or tax demands for all periods during which WECO has received payments for transportation of coal. Presumably, the royalty and tax demands for periods after the years in dispute, generally, 1995 to 2004, and future years will be

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
determined by the outcome of the pending proceedings. However, if the MMS and MDR were to make demands for all periods through the present, the total amount claimed against WECO, including the pending claims and interest thereon through June 30, 2008, would be approximately $34.8 million.
     Gross Inequity Claim
     On April 29, 2004, MMS issued a demand for a royalty payment in connection with a settlement agreement dated February 21, 1997, between WECO and its customer, Puget Sound Energy, which reduced the price of coal paid by Puget. WECO filed a notice of appeal with MMS and the matter is still pending. The amount of the royalty claim, with interest through June 30, 2008, is approximately $3.0 million.
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
     On May 12, 2008, XL and Westmoreland finalized an agreement that XL would leave the surety bond in place, and Westmoreland would fund the $9.0 million bond amount by making seventy-two monthly deposits of $125,000. The cash collateral will be held in an interest-bearing escrow account until Westmoreland cancels the bond, when XL will return the unused portion of the collateral. Westmoreland made its first monthly deposit in June 2008.
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
     Severance Benefits Payable to Former CEO
     On May 9, 2008, Westmoreland filed a declaratory judgment complaint in the District Court, El Paso County, Colorado, against Christopher K. Seglem, who was terminated as Chairman, CEO and President of the Company in May 2007. Westmoreland is seeking a declaratory judgment from the Court as to the amount owed to Mr. Seglem pursuant to the Company’s 1993 Executive Severance Policy, or severance policy. On June 10, 2008, Mr. Seglem filed counterclaims in response to Westmoreland’s declaratory judgment complaint. Mr. Seglem claims that he is owed a total of at least $3.3 million under the severance policy, plus interest and legal fees. Mr. Seglem asserts, among other things, that the amount of his severance payment should reflect awards made to him under the Company’s performance unit plan, that he is entitled to payment under the Change in Control provision in the severance policy, and that he is entitled to a bonus payment for 2007 under the Company’s annual incentive plan. The Company believes that the amount of Mr. Seglem’s severance payment should not reflect performance units awarded under the Company’s performance unit plan, that Mr. Seglem is not entitled to a change in control payment under the severance policy because a “change in control” (as that term is defined in the severance policy) has not occurred, and that Mr. Seglem is not entitled to a bonus for 2007. The Company initially recorded a reserve of $1.8 million for this matter and made payments to Mr. Seglem during the first quarter of 2008 of $0.9 million. As of June 30, 2008, the remaining $0.9 million liability remains in “Accrued severance and other liabilities” in the Consolidated Balance Sheets.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
19. SUBSEQUENT EVENT
     On July 2, 2008, Westmoreland sold its 4.49% partnership interest in the gas-fired Ft. Lupton project for $0.9 million. The sale was prompted by an ownership change in the partnership through which Westmoreland held its interest in the Ft. Lupton project.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Material Changes in Financial Condition from December 31, 2007, to June 30, 2008
Forward-Looking Disclaimer
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

Overview
     Competitive, economic and industry factors
     We are an energy company. We mine coal, which is used to produce electric power, and we own power-generating plants. We own five mines, which supply power plants. Several of these power plants are located adjacent to our mines, and we sell virtually all our coal under multi-year contracts. Due to the generally longer duration and terms of our contracts, we enjoy relatively stable demand compared to competitors who sell more of their production on the spot market and under shorter-term contracts. We also sell under shorter-term contracts a small amount of coal produced by others.
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
     The major factors impacting the Company’s liquidity are: payments due on mining debt at Westmoreland Mining LLC, or WML, which owns the Rosebud, Jewett, Beulah and Savage Mines (see Note 7); payments due on the project debt payable by our 230 MW Roanoke Valley power plant, or ROVA (see Note 7); payments due on the term loan and revolving credit facility used to acquire the minority interest in Westmoreland Resources, Inc., or WRI, which owns the Absaloka Mine; payments on the Company’s convertible debt; cash collateral requirements for additional reclamation bonds in new mining areas; payments for the Company’s heritage health benefit costs and ongoing reclamation costs. Unforeseen changes in the Company’s ongoing business requirements could also impact its liquidity.

     The principal sources of cash flow to WCC are distributions from WRI, ROVA, and WML, all of which are subject to the restrictions contained in their respective debt agreements.
     In the first six months of 2008, the Company took three significant steps to improve its liquidity.
     First, on March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to an existing shareholder. The notes mature five years from date of issuance, carry a 9.0% fixed annual interest rate (with interest payable in cash or in kind at the Company’s option) and are convertible into the Company’s common stock at the noteholders’ option at an initial conversion price of $10.00 per share.
     Second, on March 17, 2008, Westmoreland Partners, a wholly owned subsidiary of the Company, completed a refinancing of ROVA’s debt with The Prudential Insurance Company of America and Prudential Investment Management, Inc., or Prudential. The refinancing paid off all outstanding bank borrowings, bond borrowings, and the ROVA acquisition loan, and eliminated the need for the irrevocable letters of credit, which supported the bond borrowings.
     Third, on June 26, 2008, WML completed a refinancing of its term debt. On that date, WML entered into a note purchase agreement with institutional investors under which it sold $125.0 million of secured notes. These notes bear interest at a rate of 8.02% per annum. Also on June 26, 2008, WML amended its Revolving Credit Agreement with its lenders, which increased the facility to an amount not to exceed $25.0 million and extended its term through 2013.
     These three steps increased consolidated working capital by $85.9 million from December 31, 2007 to June 30, 2008.
     The Company is pursuing additional alternatives in its efforts to continue to improve its liquidity during the remainder of 2008.
     WRI’s revolving credit facility matures October 28, 2008. The Company is currently working to renew that facility, and may pursue a larger overall credit facility at WRI. The Company is also evaluating potential sale-leaseback transactions for some of its equipment used at the mine.
     The Company is also pursuing alternatives to meet future reclamation bond requirements with reduced amounts of cash collateral as it enters new mining areas.
     WCC is also attempting to improve its liquidity through the operating performance of its mines. The Company believes that increases in tons produced and sold and productivity, and its continued focus on cost control at WCC’s mining operations during the second half of 2008 should also improve the Company’s liquidity.
     The Company continues to believe that one of the other alternatives available to it is the sale of one or more of the Company’s assets. There can be no assurance that any sale could be completed on a timely basis or on terms acceptable to the Company.
     The Company is also evaluating its overall mining investment opportunities and may consider other alternatives to raise additional capital and improve its liquidity during 2008 or 2009.
     The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from the outcome of the uncertainty regarding the Company’s ability to extend its line of credit, improve the operating performance of its mines, finance the bonding requirements for its new mining areas, or sell some of its assets to meet its obligations. The Company’s Form 10-K for the period ended December 31, 2007 contains a going concern opinion in our independent registered public accounting firm’s report.

Factors Affecting our Liquidity
     Pension and Heritage Health Benefit Costs
     Our health benefit costs consist primarily of payments for postretirement medical and workers’ compensation benefits. We are also obligated for employee pension, CBF and pneumoconiosis benefits. It is important to note that retiree health benefit costs are directly affected by increases in medical service costs, prescription drug costs and mortality rates. The most recent actuarial valuations of our postretirement medical benefit obligations, which pertain to former employees who worked in our mines and are guaranteed life-time benefits under the federal Coal Act, indicated that our postretirement medical benefit payments would increase annually through 2016 and then decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines.
     As part of the WML refinancing, we are required by loan covenants to make additional pension contributions in 2008 to achieve a 90% funding status. We estimate that we will be required to make payments of approximately $3.2 million in the third quarter of 2008.
     The following table shows the actual payments we made and the Medicare Part D subsidies we received in the first six months of 2008, and the expected payments and subsidies for the entire 2008 year:

	First Six Months	Entire
	of 2008	2008 Year
	Actual	Expected
	Payments and	Payments and
	(Receipts)	(Receipts)
	(In millions)
Postretirement medical benefits	$7.9	$19.8
Pension contributions	1.3	5.2
CBF premiums	1.8	3.5
Workers’ compensation benefits	0.5	1.0
Medicare D subsidies received	(0.8)	(1.7)
     WML Debt
     On June 26, 2008, WML completed a refinancing of its debt. The refinancing increased WML’s outstanding debt from $89.0 million to $125.0 million, reduced WML’s restricted cash from $31.5 million to $5.0 million, and modified maturity dates and interest rates. The Company received an $8.5 million cash distribution from WML as part of the refinancing.
     The refinancing permits WML to make quarterly distributions to WCC. WML may distribute up to 100% of its excess cash flow, as that term is defined in the note purchase agreement, after fully funding the debt service reserve account and reserving $1.0 million per quarter for working capital purposes. As of June 30, 2008, the debt service reserve account was fully funded at $5.0 million.
     The WML refinancing provides for $125.0 million of fixed rate term debt. The term debt bears interest at 8.02% per annum, payable quarterly. The principal payments required for the term debt are $7.5 million in 2011, $14.0 million in 2012, $18.0 million in 2013, $18.0 million in 2014, $20.0 million in 2015, and $47.5 million thereafter. The term debt is payable in full on March 31, 2018.

     The refinancing also amended the 2001 Revolving Credit Agreement, or the Revolver, by increasing the borrowing limit from $20.0 million to $25.0 million and extending the maturity date to June 26, 2013. WML has two interest rate options to choose from on the Revolver. The Base Rate option bears interest at a base rate plus 0.50% and is payable quarterly. The Libor Rate option bears interest at the Libor rate plus 3.0%. In addition, a commitment fee of 0.50% of the average unused portion of the available Revolver is payable quarterly. As of June 30, 2008, a letter of credit for $1.9 million was supported by WML’s Revolver. No balance was outstanding on the Revolver at June 30, 2008.
     The term debt and Revolver are secured by substantially all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC; the Company’s membership interest in WML; and the stock of WSC, WECO and DWC. WECO, DWC, and WSC have guaranteed WML’s obligations with respect to the term debt and under the Revolver. WML is required to comply with certain loan covenants related to liquidity, indebtedness, and capital investments. As of June 30, 2008, WML was in compliance with such covenants.
     ROVA Debt
     The March 17, 2008, ROVA debt refinancing provided for approximately $107.0 million of fixed rate term debt with interest rates varying from 6.0% to 11.42%. The weighted average interest rate on the fixed rate term debt is 8.30% per annum. The principal payments required for the fixed rate term debt are $29.1 million in 2008, $22.3 million in 2009, $9.4 million in 2010, $8.0 million in 2011 and $8.8 million in 2012. The term debt is to be fully repaid before the end of 2015.
     The refinancing also provided for approximately $11.5 million in floating rate debt with a final maturity no later than January 31, 2011. Interest on the floating rate debt is payable quarterly at the three-month London Interbank Offering Rate (LIBOR) in effect for the quarter plus 4.50%. Payments required on the floating rate debt are to be made from quarterly distributions from ROVA, if any, and will vary each quarter. The company will not receive a distribution from ROVA until the principal balance of the floating rate debt is paid.
     The refinancing provided for a $6.0 million revolving loan with a maturity of April 30, 2015. Interest on the revolving loan is payable quarterly at the three-month LIBOR rate in effect for the quarter plus 1.375%. No balance was outstanding on the revolving loan at June 30, 2008.
     The fixed and the floating rate debt as well as the revolving loan are secured by a pledge of the quarterly cash distributions from ROVA. ROVA is required to comply with certain loan covenants related to interest and fixed charge coverage. As of June 30, 2008, ROVA was in compliance with such covenants.
     Absaloka Mine Contract Acquisition and WRI Debt
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
     On October 29, 2007, WRI executed a Business Loan Agreement, or Agreement, with First Interstate Bank. The Agreement provides WRI with term debt of $8.5 million and a revolving credit facility of $20.0 million. The term debt requires sixteen quarterly payments of principal and interest with the final payment due September 20, 2011. The revolving credit facility matures October 28, 2008, and the Company is currently working to renew the facility. Interest on both the term debt and the revolving credit facility is payable at the prime rate (5.0% per annum at June 30, 2008). The two debt instruments are collaterized by WRI’s inventory, chattel paper, accounts receivable and equipment. The Agreement requires WRI to comply with certain covenants and minimum financial ratio requirements related to debt service coverage, tangible net worth and capital expenditures. WCC is guarantor of the debt under the Agreement. The outstanding balance on the revolver and term loan as of June 30, 2008, was $8.3 million and $7.4 million, respectively.
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
Cash Balances and Available Credit
     Consolidated cash and cash equivalents at June 30, 2008, totaled (in thousands):

WML	$53,711
ROVA	11,625
Westmoreland Risk Management	2,614
Westmoreland Coal Company	1,059
Other	22

Total consolidated cash and cash equivalents	$69,031

     The cash at WML is available to the Company through quarterly distributions, subject to the restrictions described above. The cash at ROVA is available to the Company through quarterly distributions, subject to the restrictions described above. The cash at Westmoreland Risk Management, our captive insurance subsidiary, is available to the Company through dividends.
     As of June 30, 2008, WML had $23.1 million of its $25.0 million revolving line of credit available to borrow. As of June 30, 2008, WRI had $5.7 million of its $14.0 million revolving line of credit available to borrow. As of June 30, 2008, ROVA had all of its $6.0 million revolving line of credit available to borrow.
Restricted Investments and Bond Collateral
     Restricted investments and bond collateral, which were not classified as cash or cash equivalents, as of June 30, 2008 and December 31, 2007, are shown in the table below:

	June 30,	December 31,
	2008	2007
	(In thousands)
ROVA debt service and prepayment accounts	$13,544	$30,840

WML debt service, long-term prepayment and reclamation escrow	10,108	33,271

WRI reclamation	5,584	5,469

Cash deposits for interest-bearing worker’s compensation and postretirement medical benefit cost obligation bonds	7,162	6,924

Restricted investments and bond collateral	$36,398	$76,504

     In addition, we had accumulated deposits of $67.7 million at June 30, 2008, representing cash received from customers of the Rosebud Mine to pay for reclamation plus interest earned on the investments.
Historical Sources and Uses of Cash
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30
	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities	$21,210	$44,540
Investing activities	25,856	(3,606)
Financing activities	2,229	(27,832)
     Cash provided by operating activities decreased $23.3 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily as a result of a $25.8 million increase in our net loss. In 2008, the Company’s operating cash flows were also negatively impacted by $2.6 million in severance payments associated with our restructuring plan. Our 2007 operating cash flows benefitted from $5.6 million of cash received from the black lung trust fund.
     Cash provided by investing activities increased $29.5 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This increase was primarily the result of the reduction in restricted investments and bond collateral from the ROVA and WML debt refinancings.
     Cash used in financing activities decreased by $30.1 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease is a result of the ROVA and WML debt refinancings, which provided the long-term borrowings in 2008, which offset previous debt repayments. In 2007, $30.5 million of long-term debt payments were made during the first six months with no corresponding borrowings during the period.
     The Company’s working capital at June 30, 2008, increased by $85.9 million to approximately $2.9 million compared to an $83.0 million deficit at December 31, 2007. The increase in working capital was primarily a result of the ROVA and WML debt refinancing which increased cash and cash equivalents by $49.3 million and reduced current installments of long-term debt by $46.1 million and amounts outstanding under the Company’s revolving lines of credit by $5.9 million.

RESULTS OF OPERATIONS
Quarter Ended June 30, 2008, Compared to Quarter Ended June 30, 2007.
     Coal Operations
     The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Quarter Ended June 30,
	2008	2007	Change

Revenues — thousands	$92,471	$101,758	-9%
Volumes — millions of equivalent coal tons	6.3	7.0	-10%
Cost of sales — thousands	$79,598	$84,389	-6%
     Tons of coal sold decreased by approximately 0.7 million tons in the second quarter of 2008 from the second quarter of 2007. The decrease was the result of reduced tons sold at our Absaloka Mine, due to the mine’s work stoppage and unscheduled customer outages.
     In June 2008, during negotiation over a collective bargaining agreement to replace the previous agreement that expired in March 2008, represented employees at the Absaloka Mine imposed a ten-day work stoppage. On June 17, 2008, the Absaloka Mine resumed full operation, after the Company and the Union entered into a new three-year agreement.
     Our coal revenues decreased by approximately $9.3 million from the second quarter of 2007 to the second quarter of 2008. The decrease was the result of reduced tons described above and the impact of the terms of the new cost-plus contract at our Jewett Mine.
     Our coal segment’s cost of sales in the second quarter of 2008 decreased by approximately $4.8 million from the second quarter of 2007. This decrease was also driven primarily by reduced tons sold at our Absaloka Mine, again due to the mine’s work stoppage and unscheduled customer outages. The new contract at our Jewett Mine also reduced our cost of sales as our customer accepted responsibility for capital equipment, inventory, and reclamation costs. These cost decreases were partially offset by increases in fuel and other variable costs at our Rosebud and Beulah Mines.
     Our coal segment’s depreciation, depletion, and amortization expense in the second quarter of 2008 increased by less than $0.1 million from the second quarter of 2007. This small increase resulted from an increase in our depreciation at our Rosebud Mine from new capital investments and was partially offset by a decrease in our depreciation at our Jewett Mine as our customer accepted responsibility for capital purchases under the new cost-plus contract.
     Our coal segment’s selling and administrative expenses in the second quarter of 2008 decreased by $2.0 million from the second quarter of 2007. This decrease was primarily the result of reduced labor, professional fees, and information technology costs in 2008 due to the execution of our restructuring plan initiated during 2007.
     Power
     For the second quarters of 2008 and 2007, ROVA produced 375,000 and 399,000 MW hours, respectively, and achieved average capacity factors of 83.3% and 90.7%, respectively.

     Our power revenues in the second quarter of 2008 decreased by approximately $0.6 million from the second quarter of 2007. This revenue decrease was the result of the decrease in MW hours sold which was attributable to unplanned outages during the second quarter of 2008.
     We also recognized $117,000 in equity earnings in the second quarter of 2008, compared to $47,000 in the second quarter of 2007, from our 4.49% interest in the Ft. Lupton project. We sold our interest in the project in July 2008.
     Our power segment’s cost of sales in the second quarter of 2008 increased by less than $0.1 million from the second quarter of 2007. This small increase was the result of increased maintenance costs resulting from both scheduled and unscheduled outages; offset by a decrease in variable production costs.
     Our power segment’s depreciation, depletion, and amortization expense in both the second quarter of 2008 and 2007 was $2.4 million.
     Our power segment’s selling and administrative expenses in the second quarter of 2008 decreased by $0.3 million from the second quarter of 2007. This decrease was primarily the result of reduced labor costs in our power segment, resulting from the execution of our restructuring plan.
     Heritage
     During the second quarter of 2008, our heritage segment’s costs increased by $0.7 million from the second quarter of 2007. Our 2008 black lung heritage costs increased in the second quarter due to increases in black lung claims and less investment income as a result of reduced investments held by the trust.
     Corporate
     Our corporate segment selling and administrative expenses increased by $1.1 million in the second quarter of 2008 compared to the second quarter of 2007. This increase was primarily due to an increase in professional fees driven by our financial restatement and information technology cost increases, offset by reduced costs resulting from the execution of our restructuring plan.
     Restructuring
     In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on our analysis of our internal operations, our future customer commitments, our current and potential markets, and our financial projections for profitability. During the second quarter of 2007, we recorded a restructuring charge of $2.3 million, which primarily consisted of termination benefits and outplacement costs. We did not record a restructuring charge during the second quarter of 2008.
     Interest and Extinguishment of Debt
     Interest expense was $5.7 million for the second quarter of 2008 compared to $6.3 million in the second quarter of 2007. The decrease resulted from the reduction in our ROVA debt levels following the refinancing of that debt.

     In the second quarter of 2008, we recorded $0.4 million of interest expense attributable to the beneficial conversion feature of additional notes issued for the payment of interest in kind on our senior secured convertible notes.
     Interest income was $0.9 million in the second quarter of 2008 compared to $2.1 million in the second quarter of 2007. Our interest income decreased as a large portion of our restricted investments were used in the refinancing of our power and mining debt obligations.
     We also recorded a $3.8 million loss on the extinguishment of debt associated with our mining debt refinancing during the second quarter of 2008.
     Income Tax
     Current income tax expense for the second quarter of 2008 was $0.1 million compared to a $0.1 million income tax benefit for the second quarter of 2007. Income tax benefit and expense in both periods relates to obligations for state income taxes in North Carolina, Texas and Minnesota.
Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007.
     Coal Operations
     The following table shows comparative coal revenues, sales volumes, cost of sales and percentage changes between the periods:

	Six Months Ended June 30,
	2008	2007	Change

Revenues — thousands	$200,813	$204,838	-2%
Volumes — millions of equivalent coal tons	14.0	14.5	-3%
Cost of sales — thousands	$167,104	$167,439	—%
     Tons of coal sold decreased by approximately 0.5 million tons in the first six months of 2008 from the first six months of 2007. The decrease was the result of reduced tons sold at our Absaloka Mine, due to the mine’s work stoppage and unscheduled customer outages.
     In June 2008, during negotiation over a collective bargaining agreement to replace the previous agreement that expired in March 2008, represented employees at the Absaloka Mine imposed a ten day work stoppage. On June 17, 2008, the Absaloka Mine resumed full operation, after the Company and the Union entered into a new three-year agreement.
     Our coal revenues decreased by approximately $4.0 million from the first six months of 2008 compared to the first six months of 2007. The decrease was the result of reduced tons described above and the impact of the terms of the new cost-plus contract at our Jewett Mine.
     Our coal segment’s cost of sales in the first six months of 2008 also decreased by approximately $0.3 million from the first six months of 2007. This decrease was driven primarily by reduced tons sold at our Absaloka Mine, again due to the mine’s work stoppage and unscheduled customer outages. The new contract at our Jewett Mine also reduced our cost of sales as our customer accepted responsibility for all capital equipment, inventory, and reclamation costs. These cost decreases were partially offset by increases in fuel and other variable costs at our Rosebud and Beulah Mines.
     Our coal segment’s depreciation, depletion, and amortization expense in the first six months of 2008 increased by approximately $1.4 million from the first six months of 2007. This increase resulted from increased depletion expenses from asset retirement cost assets, which increased at the end of 2007 as a result of updated engineering studies, as well as from increases in capital expenditures and new capital leases for equipment at the mines. These increases were partially offset by a decrease in our Jewett Mine’s depreciation as our customer accepted responsibility for capital purchases under the new cost-plus contract.
     Our coal segment’s selling and administrative expenses in the first six months of 2008 decreased by $2.5 million from the first six months of 2007. This decrease was primarily the result of reduced labor, professional fees, and information technology costs in 2008 due to the execution of our restructuring plan initiated during the second quarter of 2007.
     Power
     For the first six months of 2008 and 2007, ROVA produced 811,000 and 826,000 MW hours, respectively, and achieved average capacity factors of 89.5% and 92.5%, respectively.
     Our power revenues in the first six months of 2008 increased by approximately $0.7 million from the first six months of 2007. This increase was the result of increased pricing in 2008 offsetting the decrease in MW hours sold during the first six months of 2008. The decrease in MW hours was attributable to unplanned outages during the period.
     We also recognized $202,000 in equity earnings in the first six months of 2008, compared to $183,000 in the first six months of 2007, from our 4.49% interest in the Ft. Lupton project. We sold our interest in the project in July 2008.
     Our power segment’s cost of sales in the first six months of 2008 increased by $1.4 million from the first six months of 2007. This increase was the result of increased maintenance costs resulting from both the scheduled and unscheduled outages and increases in commodity costs.
     Our power segment’s depreciation, depletion, and amortization expense in the both the first six months of 2008 and 2007 was $4.8 million.
     Our power segment’s selling and administrative expenses in the first six months of 2008 decreased by $0.9 million from the first six months of 2007. This decrease was primarily the result of reduced labor costs in our power segment, resulting from the execution of our restructuring plan.
     Heritage
     During the first six months of 2008 heritage costs increased by $5.5 million from the first six months of 2007. This increase resulted primarily from a $5.8 million settlement reached with the Combined Benefit Fund, which was recorded as a reduction in heritage costs in the first six months of 2007.
     Corporate
     Our corporate segment selling and administrative expenses increased by $0.1 million for the first six months of 2008 compared to 2007. This increase was primarily due to an increase in professional fees driven by our financial restatement and information technology cost increases, offset by reduced costs resulting from the execution of our restructuring plan. The first six months of 2007 also included a gain of $5.6 million on the sale of our royalty interest at the Caballo Mine in Wyoming.
     Restructuring
     In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on our analysis of our internal operations, our future customer commitments, our current and potential markets, and our financial projections for profitability. During the first six months of 2007, we recorded a restructuring charge of $2.3 million, which primarily consisted of termination benefits and outplacement costs. We recorded a $0.6 million restructuring charge during the first six months of 2008 as we continued execution of the plan.
     Interest
     Interest expense was $11.6 million and $12.8 million for the first six months of 2008 and 2007, respectively. The decrease resulted from the reduction in our ROVA debt levels following the refinancing of that debt.
     In the first six months of 2008, we recorded $8.1 million of interest expense attributable to the beneficial conversion feature on our senior secured convertible notes.
     Interest income also decreased by $1.9 million in the first six months of 2008 as a result of restricted investments decreasing during the refinancing of both our power and mining debt obligations.
     We also recorded $5.2 million of losses on the extinguishment of debt associated with the refinancing of both our mining and power debt during the first six months of 2008.
     Income Tax
     Current income tax expense for the first six months of 2008 was $0.2 million compared to $0.1 million during the first six months of 2007. Income tax expense in both periods relate to obligations for state income taxes in North Carolina, Texas and Minnesota.

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
     From time to time, the Company enters into derivative instruments on the notional amount of the contract to manage a portion of its exposure to the price volatility of diesel fuel used in its operations. In a typical commodity swap agreement like those to which the Company was party, the Company receives the difference between a fixed price per gallon of diesel fuel and a price based on an agreed upon published, third-party index if the index price is greater than the fixed price. If the fixed price is greater than the index price, the Company pays the difference on the notional amount of the contract. At June 30, 2008, the Company was not a party to any derivative contracts.
Interest Rate Risk
     The Company and its subsidiaries are subject to interest rate risk on its debt obligations. The debt obligations shown in the table below are indexed to either the prime rate or LIBOR. Based on balances outstanding as of June 30, 2008, a change of one percentage point in the prime interest rate or LIBOR would increase or decrease interest expense on an annual basis by the amount shown below (in thousands):

Effect of 1%
increase or
1% decrease
Revolving lines of credit	$83
ROVA’s term debt	58
WRI term debt	74
     The carrying value and estimated fair value of the Company’s long-term debt with fixed interest rates at June 30, 2008, were $250.8 million and $249.8 million, respectively.
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
     Our chief executive officer and chief financial officer have concluded, based on this evaluation, that as of June 30, 2008, the end of the period covered by this report, our disclosure controls and procedures were not effective.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the changes that were designed to remediate the material weaknesses regarding the Company’s controls identified in the Company’s Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2006.
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

ITEM 1A
RISK FACTORS
     In addition to the trends and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are subject to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, or 2007 Form 10-K. There have been no material changes to the risk factors disclosed in our 2007 Form 10-K. Risk factors that are unchanged from those contained in our 2007 Form 10-K have not been repeated in this Form 10-Q.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES
     See Note 12 “Stockholders’ Equity” to our Consolidated Financial Statements, which is incorporated by reference herein.
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its Annual Meeting of Stockholders on May 15, 2008. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Two proposals were voted on at the meeting.
     The first proposal was the election by the holders of Common Stock of two members of the Board of Directors. The tabulation of the votes cast with respect to each of the nominees follows:

Name	Votes For	Votes Withheld

Keith E. Alessi	8,223,038	286,964

Thomas J. Coffey	8,173,696	336,306
     Messrs. Alessi and Coffey were elected.
     There were no abstentions or broker non-votes.
     The second proposal was the election by the holders of Depositary Shares of two members of the Board of Directors. Each Depositary Share represents one-quarter of a share of the Company’s Series A Convertible Exchangeable Preferred Stock, the terms of which entitle the holders to elect two directors if six or more Preferred Stock dividends have accumulated. The tabulation of the votes cast with respect to each of the nominees, expressed in terms of the number of Depositary Shares, follows:

Name	Votes For	Votes Withheld

Richard M. Klingaman	608,279	10,906

William M. Stern	608,566	10,619
     Messrs. Klingaman and Stern were elected.
     There were no abstentions or broker non-votes.
     At the Board of Directors’ meeting immediately following the annual meeting, the Board increased the number of directors of the corporation from four to five. Keith E. Alessi was named Executive Chairman and D.L. Lobb, Westmoreland’s President and Chief Executive Officer, was named to the Board as a director.

ITEM 5
OTHER INFORMATION
     The Company has accumulated but unpaid quarterly preferred dividends through and including July 1, 2008, in the amount of $16.5 million in the aggregate ($103.28 per preferred share or $25.82 per Depositary Share). The Company is prohibited from paying preferred stock dividends because there are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $160,000 at June 30, 2008).

ITEM 6
EXHIBITS

(a)	Exhibits

(10.1)	Note Purchase Agreement dated as of June 26, 2008 among Westmoreland Mining LLC, Western Energy Company, Dakota Westmoreland Corporation, and Westmoreland Savage Corporation and the institutional investors named on the signature pages thereof. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(10.2)	Continuing Agreement of Guaranty and Suretyship dated as of June 26, 2008 from Western Energy Company, Dakota Westmoreland Corporation, Westmoreland Savage Corporation, and each of the other persons which becomes a guarantor thereunder, for the benefit of the holders from time to time of the notes under the Note Purchase Agreement. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(10.3)	Security Agreement dated as of June 26, 2008 among Westmoreland Mining LLC, Western Energy Company, Dakota Westmoreland Corporation, Westmoreland Savage Corporation, each other person which becomes a guarantor under the Note Purchase Agreement, and U.S. Bank National Association, in its capacity as collateral agent for the benefit of the holders from time to time of the notes under the Note Purchase Agreement. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(10.4)	Pledge Agreement (Noteholders) dated as of June 26, 2008 among Westmoreland Coal Company, Westmoreland Mining LLC, each other person which becomes a party thereto as a pledgor, and U.S. Bank National Association, in its capacity as collateral agent for the benefit of the holders from time to time of the notes under the Note Purchase Agreement. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(10.5)	Amended and Restated Credit Agreement dated as of June 26, 2008 among Westmoreland Mining LLC, Western Energy Company, Dakota Westmoreland Corporation, and Westmoreland Savage Corporation, the banks from time to time party thereto, and PNC Bank, National Association, in its capacity as agent for the banks. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(10.6)	Amended and Restated Continuing Agreement of Guaranty and Suretyship dated as of June 26, 2008 from Western Energy Company, Dakota Westmoreland Corporation, Westmoreland Savage Corporation, and each of the other persons which becomes a guarantor thereunder, in favor of PNC Bank, National Association, as agent for the banks under the Amended and Restated Credit Agreement. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(10.7)	Amended and Restated Security Agreement dated as of June 26, 2008 among Westmoreland Mining LLC, Western Energy Company, Dakota Westmoreland Corporation, Westmoreland Savage Corporation, each of the other persons which becomes a guarantor under the Amended and Restated Credit Agreement, and U.S. Bank National Association, in its capacity as collateral agent for the banks under the Amended and Restated Credit Agreement. Filed as Exhibit 10.7 to the Company’s Current Report
on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(10.8)	Amended and Restated Pledge Agreement dated as of June 26, 2008 among Westmoreland Coal Company, Westmoreland Mining LLC, each of the other persons which becomes a pledgor thereunder, and U.S. Bank National Association, in its capacity as collateral agent for the banks under the Amended and Restated Credit Agreement. Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(10.9)	First Amendment to Amended and Restated Lignite Supply Agreement dated as of June 26, 2008 between Texas Westmoreland Coal Co. and NRG Texas Power LLC, joined by Westmoreland Coal Company and Westmoreland Mining LLC. Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY
Date: August 11, 2008	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer (A Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

(10.1)	Note Purchase Agreement dated as of June 26, 2008 among Westmoreland Mining LLC, Western Energy Company, Dakota Westmoreland Corporation, and Westmoreland Savage Corporation and the institutional investors named on the signature pages thereof. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(10.2)	Continuing Agreement of Guaranty and Suretyship dated as of June 26, 2008 from Western Energy Company, Dakota Westmoreland Corporation, Westmoreland Savage Corporation, and each of the other persons which becomes a guarantor thereunder, for the benefit of the holders from time to time of the notes under the Note Purchase Agreement. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(10.3)	Security Agreement dated as of June 26, 2008 among Westmoreland Mining LLC, Western Energy Company, Dakota Westmoreland Corporation, Westmoreland Savage Corporation, each other person which becomes a guarantor under the Note Purchase Agreement, and U.S. Bank National Association, in its capacity as collateral agent for the benefit of the holders from time to time of the notes under the Note Purchase Agreement. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(10.4)	Pledge Agreement (Noteholders) dated as of June 26, 2008 among Westmoreland Coal Company, Westmoreland Mining LLC, each other person which becomes a party thereto as a pledgor, and U.S. Bank National Association, in its capacity as collateral agent for the benefit of the holders from time to time of the notes under the Note Purchase Agreement. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(10.5)	Amended and Restated Credit Agreement dated as of June 26, 2008 among Westmoreland Mining LLC, Western Energy Company, Dakota Westmoreland Corporation, and Westmoreland Savage Corporation, the banks from time to time party thereto, and PNC Bank, National Association, in its capacity as agent for the banks. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(10.6)	Amended and Restated Continuing Agreement of Guaranty and Suretyship dated as of June 26, 2008 from Western Energy Company, Dakota Westmoreland Corporation, Westmoreland Savage Corporation, and each of the other persons which becomes a guarantor thereunder, in favor of PNC Bank, National Association, as agent for the banks under the Amended and Restated Credit Agreement. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

Exhibit
Number	Description

(10.7)	Amended and Restated Security Agreement dated as of June 26, 2008 among Westmoreland Mining LLC, Western Energy Company, Dakota Westmoreland Corporation, Westmoreland Savage Corporation, each of the other persons which becomes a guarantor under the Amended and Restated Credit Agreement, and U.S. Bank National Association, in its capacity as collateral agent for the banks under the Amended and Restated Credit Agreement. Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(10.8)	Amended and Restated Pledge Agreement dated as of June 26, 2008 among Westmoreland Coal Company, Westmoreland Mining LLC, each of the other persons which becomes a pledgor thereunder, and U.S. Bank National Association, in its capacity as collateral agent for the banks under the Amended and Restated Credit Agreement. Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(10.9)	First Amendment to Amended and Restated Lignite Supply Agreement dated as of June 26, 2008 between Texas Westmoreland Coal Co. and NRG Texas Power LLC, joined by Westmoreland Coal Company and Westmoreland Mining LLC. Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 2, 2008 and incorporated herein by reference (SEC File No. 001-11155).

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Certifications pursuant to 18 U.S.C. Section 1350.