Form 10-Q
period 2008-09-30
WESTMORELAND COAL CO
filed 2008-11-14
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2008: Common stock, $2.50 par value: 9,664,331 shares.

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$53,069	$19,736
Receivables:
Trade	63,276	52,732
Contractual third party reclamation receivables	7,921	5,317
Other	14,186	2,630

	85,383	60,679

Inventories	25,290	28,798
Restricted investments and bond collateral	—	20,118
Other current assets	5,810	3,829

Total current assets	169,552	133,160

Property, plant and equipment:
Land and mineral rights	83,639	83,048
Capitalized asset retirement cost	124,541	126,532
Plant and equipment	447,341	410,379

	655,521	619,959
Less accumulated depreciation, depletion and amortization	206,877	177,533

Net property, plant and equipment	448,644	442,426

Excess of trust assets over pneumoconiosis benefit obligation	2,653	2,216
Advanced coal royalties	3,745	3,881
Reclamation deposits	68,591	65,613
Restricted investments and bond collateral, less current portion	39,522	56,386
Contractual third party reclamation receivables, less current portion	60,686	63,494
Intangible assets, net of accumulated amortization of $4.3 million and $2.6 million at September 30, 2008, and December 31, 2007, respectively	11,317	12,519
Other assets	6,762	2,833

Total Assets	$811,472	$782,528

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$38,824	$86,719
Revolving lines of credit	11,900	14,200
Accounts payable and accrued expenses:
Trade	60,749	47,770
Bank overdrafts	1,204	6,026
Income taxes	1,991	1,571
Interest	1,438	2,616
Production taxes	30,094	26,112
Workers’ compensation	919	956
Pension and SERP obligations	299	299
Postretirement medical benefits	18,114	18,114
Deferred revenue	1,439	995
Asset retirement obligations	10,536	7,080
Accrued severance and other liabilities	1,179	3,669

Total current liabilities	178,686	216,127

Long-term debt, less current installments	234,330	170,529
Workers’ compensation, less current portion	8,127	8,566
Postretirement medical costs, less current portion	272,121	270,569
Pension and SERP obligations, less current portion	20,852	23,748
Deferred revenue, less current portion	73,521	52,345
Asset retirement obligations, less current portion	199,926	199,417
Other liabilities	16,047	18,484

Total liabilities	1,003,610	959,785

Shareholders’ deficit:
Preferred stock of $1.00 par value Authorized 5,000,000 shares; Issued and outstanding 160,130 shares at September 30, 2008 and December 31, 2007	160	160
Common stock of $2.50 par value Authorized 30,000,000 shares; Issued and outstanding 9,656,203 shares at September 30, 2008, and 9,427,203 shares at December 31, 2007	24,139	23,567
Other paid-in capital	95,510	85,352
Accumulated other comprehensive loss	(109,486)	(116,093)
Accumulated deficit	(202,461)	(170,243)

Total shareholders’ deficit	(192,138)	(177,257)

Commitments and contingent liabilities	—	—

Total Liabilities and Shareholders’ Deficit	$811,472	$782,528

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Revenues:
Coal	$117,288	$106,670	$318,102	$311,508
Energy	23,969	23,469	67,970	66,775
Independent power projects — equity in earnings	48	94	250	277

	141,305	130,233	386,322	378,560

Cost and expenses:
Cost of sales — coal	97,593	88,388	264,697	255,826
Cost of sales — energy	14,884	15,346	43,623	42,724
Depreciation, depletion and amortization	10,969	9,864	30,879	28,363
Selling and administrative	9,757	10,578	30,554	34,211
Restructuring charges	—	1,733	628	4,012
Heritage health benefit expenses	6,659	7,607	21,867	17,812
Loss (gain) on sales of assets	(883)	157	(1,505)	(5,677)

	138,979	133,673	390,743	377,271

Operating income (loss)	2,326	(3,440)	(4,421)	1,289

Other income (expense):
Interest expense	(5,839)	(5,934)	(17,396)	(18,754)
Interest expense attributable to beneficial conversion feature	—	—	(8,108)	—
Loss on extinguishment of debt	—	—	(5,178)	—
Interest income	1,264	2,001	3,817	6,496
Minority interest	—	(464)	—	(1,194)
Other income (expense)	(774)	25	(559)	174

	(5,349)	(4,372)	(27,424)	(13,278)

Loss from continuing operations before income taxes	(3,023)	(7,812)	(31,845)	(11,989)
Income tax expense (benefit) from continuing operations	130	(95)	373	(3)

Loss from continuing operations	(3,153)	(7,717)	(32,218)	(11,986)
Discontinued operations:
Income from discontinued operations	—	689	—	1,724

Net loss	(3,153)	(7,028)	(32,218)	(10,262)
Less preferred stock dividend requirements	340	340	1,020	1,020

Net loss applicable to common shareholders	$(3,493)	$(7,368)	$(33,238)	$(11,282)

Loss per share from continuing operations:
Basic	$(0.37)	$(0.88)	$(3.50)	$(1.43)
Diluted	$(0.37)	$(0.88)	$(3.50)	$(1.43)
Income per share from discontinued operations:
Basic	$—	$0.07	$—	$0.19
Diluted	$—	$0.07	$—	$0.18
Net loss per share applicable to common shareholders:
Basic	$(0.37)	$(0.81)	$(3.50)	$(1.24)
Diluted	$(0.37)	$(0.81)	$(3.50)	$(1.24)
Weighted average number of common shares outstanding:
Basic	9,537	9,151	9,493	9,094
Diluted	9,600	9,332	9,525	9,348
See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Deficit
And Comprehensive Income (Loss)
Nine Months Ended September 30, 2008
(Unaudited)

	Class A			Accumulated
	Convertible			Other		Total
	Exchangeable	Common	Other Paid-	Comprehensive	Accumulated	Shareholders’
	Preferred Stock	Stock	In Capital	Loss	Deficit	Equity (Deficit)
	(In thousands)
Balance at December 31, 2006, (160,130 preferred shares and 9,014,078 common shares outstanding)	$160	$22,535	$79,246	$(139,424)	$(148,450)	$(185,933)
Common stock issued as compensation (118,209 shares)	—	295	2,742	—	—	3,037
Common stock options exercised (294,916 shares)	—	737	2,019	—	—	2,756
Warrant issued in connection with loan extension	—	—	1,122	—	—	1,122
Warrant repriced in lieu of consent fee	—	—	223	—	—	223
Net loss	—	—	—	—	(21,793)	(21,793)
Adjustments to accumulated actuarial losses of pension and postretirement medical benefit plans	—	—	—	12,878	—	12,878
Amortization of accumulated actuarial losses and transition obligations	—	—	—	10,453	—	10,453

Comprehensive income						1,538

Balance at December 31, 2007, (160,130 preferred shares and 9,427,203 common shares outstanding)	$160	$23,567	$85,352	$(116,093)	$(170,243)	$(177,257)
Common stock issued as compensation (188,118 shares)	—	470	1,594	—	—	2,064
Common stock options exercised (40,882 shares)	—	102	101	—	—	203
Warrant repriced in lieu of registration requirement	—	—	355	—	—	355
Beneficial conversion feature on convertible notes	—	—	8,108	—	—	8,108
Net loss	—	—	—	—	(32,218)	(32,218)
Amortization of accumulated actuarial losses and transition obligations - pension	—	—	—	525	—	525
Amortization of accumulated actuarial losses and transition obligations - postretirement medical benefits	—	—	—	6,240	—	6,240
Unrealized loss on available-for- sale securities	—	—	—	(158)	—	(158)

Comprehensive loss						(25,611)

Balance at September 30, 2008, (160,130 preferred shares and 9,656,203 common shares outstanding)	$160	$24,139	$95,510	$(109,486)	$(202,461)	$(192,138)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(32,218)	$(10,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred power sales revenue	21,388	21,965
Equity in earnings of independent power projects	(250)	(277)
Cash distributions from independent power projects	250	277
Provision for obsolete inventory	—	1,128
Depreciation, depletion and amortization	30,879	28,363
Amortization of intangible assets and liabilities, net	548	474
Restructuring charge	628	4,012
Share-based compensation	2,037	2,306
Gain on sales of assets from continuing operations	(1,505)	(5,677)
Non-cash interest expense	8,549	—
Amortization of deferred financing costs	673	1,123
Warrant repriced in lieu of registration requirement	355	215
Loss on extinguishment of debt	2,292	—
Other-than-temporary impairment on investments	825	—
Minority interest	—	1,194
Gain on sales of assets from discontinued operations	—	(483)
Changes in operating assets and liabilities:
Receivables, net	(9,380)	(2,882)
Inventories	3,508	(3,431)
Excess of trust assets over pneumoconiosis benefit obligation	(437)	4,898
Accounts payable and accrued expenses	1,489	12,764
Deferred coal revenue	232	—
Income tax payable	420	(766)
Accrual for workers’ compensation	(476)	(333)
Asset retirement obligation	6,160	—
Accrual for postretirement medical costs	7,792	9,699
Pension and SERP obligations	(2,409)	1
Other assets and liabilities	(8,386)	1,187

Cash provided by continuing operations	32,964	65,495
Cash used in discontinued operations	—	(65)

Net cash provided by operating activities	32,964	65,430

Cash flows from investing activities:
Additions to property, plant and equipment	(24,630)	(20,450)
Decrease (increase) in restricted investments and bond collateral and reclamation deposits	33,020	(6,417)
Net proceeds from sales of assets	1,880	13,310
Receivable from customer for property and equipment purchases	(558)	—
Acquisition of Absaloka Mining operations	—	(16,905)

Cash used in continuing investing activities	9,712	(30,462)
Proceeds from the sale of discontinued operation	—	704

Net cash provided by (used in) investing activities	9,712	(29,758)

Cash flows from financing activities:
Decrease in bank overdrafts	(4,822)	—
Borrowings of long-term debt	205,377	5,145
Repayments of long-term debt	(202,718)	(57,166)
Borrowings on revolving lines of credit	147,900	153,900
Repayments of revolving lines of credit	(150,200)	(150,000)
Debt issuance costs	(5,083)	—
Exercise of stock options	203	795
Dividends paid to shareholder of subsidiary	—	(340)

Net cash used in financing activities	(9,343)	(47,666)

Net increase (decrease) in cash and cash equivalents	33,333	(11,994)
Cash and cash equivalents, beginning of period	19,736	26,738

Cash and cash equivalents, end of period	$53,069	$14,744

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$16,862	$18,370
Income taxes	469	815
Non-cash transactions:
Accrued purchases of property and equipment	$3,105	$—
Capital leases	12,331	10,555
Change in fair value of investment securities — unrealized (loss) gain	(158)	—
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
     The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from the outcome of uncertainty regarding the Company’s ability to extend the line of credit at Westmoreland Resources, Inc., or WRI, improve the operating performance of its mines, finance the bonding requirements for its new mining areas, or sell some of its assets to meet its obligations.
     The major factors impacting the Company’s liquidity are:
•	Renewal of the WRI revolving credit facility at its original $20 million level.

•	Generation of sufficient dividends by the Company’s operations to cover the parent company’s heritage health benefit, pension, and general corporate obligations.

•	Limitations under our current debt agreements on the ability of WML and ROVA to pay dividends to the parent company. WML is required to maintain reserve accounts at specified levels, and the amount of dividends paid by WML to the parent company is subject to restrictions based on changes in reserve account balances or results of operations. No dividends may be paid by ROVA until its floating rate debt is repaid, which we expect should occur during the first half of 2009. The distribution of excess cash from WRI and WRM is subject to fewer restrictions and can generally be advanced to the parent company at any time.

•	Cash collateral requirements for additional reclamation bonds in new mining areas.

•	Capital expenditures required for possible expansion of the WRI mine.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     The principal sources of cash flow to WCC are distributions from WRI, ROVA, and WML, all of which are subject to restrictions contained in their respective debt agreements. Distributions from ROVA and WML are made quarterly or semiannually and are subject to compliance with certain funding conditions, whereas distributions from WRI may be made when available. Accordingly, WCC has relied significantly on distributions from WRI to meet its financial obligations, principally heritage health benefit and pension costs, and corporate costs.
     On October 28, 2008, WRI’s $20.0 million revolving credit facility matured and the facility was extended on an interim basis at a maximum borrowing level of $10.0 million through November 28, 2008. WRI has reached an understanding with its lenders regarding the renewal of the line of credit for $20.0 million, pending final bank approval later in November, 2008. There can be no assurances that WRI will be able to obtain the financing on terms acceptable to it, or at all.
     Even with a renewal of WRI’s line of credit at the $20 million level, the Company will continue to seek additional sources of liquidity. The Company projects that, if it receives a favorable private letter ruling from the IRS on its Indian Coal Tax Production Credit transactions, even in the absence of obtaining additional liquidity, it would be able to meet its cash flow needs for the next twelve months through the deferral of certain capital investments and bonding deposits associated with new mine development. If the Company does not receive a favorable private letter ruling or is unable to postpone certain investments, and is unable to obtain additional financing or sell some of its assets, the Company could be unable to pay its heritage health benefit, pension, and corporate obligations as they come due.
     In 2008, the Company has taken four significant steps to improve its liquidity.
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
     These three steps increased consolidated working capital by $73.9 million from December 31, 2007 to September 30, 2008.
     Fourth, on October 16, 2008, WRI entered into a series of transactions in order to monetize the Indian Coal Production Tax Credits available to it. If a favorable private letter ruling is received on the transactions from the Internal Revenue Service prior to April 1, 2009, the Company could realize net cash flows of up to $37.1 million before taxes through 2012. See Note 19 “Subsequent Event — Indian Coal Tax Credit.”

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     In addition to its efforts to renew the WRI revolving credit facility, the Company is pursuing additional alternatives in its efforts to continue to improve its liquidity during the remainder of 2008 and 2009.
     The Company is in active discussions with potential buyers regarding the sale of certain assets, but it is not certain such sale could be completed in the time required to meet the Company’s cash needs. There can be no assurance that any sale could be completed on a timely basis or on terms acceptable to the Company.
     The Company is pursuing alternatives to meet future reclamation bond requirements with reduced amounts of cash collateral as it enters new mining areas.
     WCC is also attempting to improve its liquidity by improving the operating performance of its mines. The Company believes that increases in tons produced and sold, improvements in productivity and its continued focus on cost control at WCC’s mining operations during the remainder of 2008 and in 2009 should improve the Company’s liquidity.
     WRI is evaluating potential sale-leaseback transactions for some of the equipment used at the Absaloka Mine.
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
     The table below represents the restructuring provision activity for the nine months ended September 30, 2008 (in thousands):

Period	Beginning	Restructuring	Restructuring	Ending
Ending	Balance	Charges	Payments	Balance

9/30/2008	$3,600	$628	$3,093	$1,135
3. INVENTORIES
     Inventory consisted of the following at September 30, 2008, and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Coal	$1,792	$1,889
Materials and supplies	23,498	26,909

Total	$25,290	$28,798

     Materials and supplies are presented net of an allowance for slow-moving and obsolete inventories of $0.2 million at both September 30, 2008, and December 31, 2007.

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
     Reserve Dedication Fee
     In the first quarter of 2007, the Company recorded $10.0 million of deferred revenue for the receipt of a reserve dedication fee from a customer upon entering into an extension of a coal supply agreement. This deferred revenue will be recognized from 2010 through 2019, as deliveries of the reserved coal are made over the period of extension of the supply agreement.
     Sale of Ft. Lupton Project
     On July 2, 2008, Westmoreland received $0.9 million for its 4.49% royalty interest in the gas-fired Ft. Lupton project. This transaction occurred as a result of an ownership change in the partnership in which the Company held its interest in the Ft. Lupton project. The new partner exercised its option to acquire Westmoreland’s interest in this project. The Company recognized a gain of $0.9 million on the sale during the third quarter of 2008.
6. RESTRICTED INVESTMENTS AND BOND COLLATERAL
     The Company’s restricted investments and bond collateral consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Corporate:
Workers’ compensation bonds	$5,642	$5,677
Postretirement health benefit bonds	1,778	1,247

Coal Segment:
Westmoreland Mining — debt service reserve account	5,018	10,229
Westmoreland Mining — prepayment account	—	20,118
Reclamation bond collateral:
Absaloka Mine	5,630	5,469
Rosebud Mine	4,042	1,728
Jewett Mine	852	1,126
Beulah Mine	70	70

ROVA:
Debt protection accounts	14,095	28,981
Repairs and maintenance account	1,795	1,251
Ash reserve account	600	608

Total restricted investments and bond collateral	39,522	76,504
Less current portion	—	(20,118)

Total restricted investments and bond collateral, less current portion	$39,522	$56,386

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     For all of its restricted investments and bond collateral accounts, the Company can select from several investment options for the funds and receives the investment returns on these investments. Funds in the restricted investment and bond collateral accounts are not available to meet the Company’s cash needs.
     The Company reviews its securities routinely for other-than-temporary impairment. The primary factors used to determine if an impairment charge must be recorded because a decline in value of the security is other than temporary include (i) whether the fair value of the investment is significantly below its cost basis, (ii) the financial condition of the issuer of the security, (iii) the length of time that the cost of the security has exceeded its fair value and (iv) the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. Other-than-temporary impairments are recorded as a component of other income (expense). The Company recorded an impairment of $0.5 million during the third quarter of 2008 as a result of other-than-temporary declines in the value of marketable securities included in restricted investments and bond collateral.
     Corporate
     The Company is required to obtain surety bonds in connection with its self-insured workers’ compensation plan and certain health care plans. The Company’s surety bond underwriters require collateral to issue these bonds.
     Coal Segment
     Pursuant to the terms of the Note Purchase Agreement dated June 26, 2008, WML must maintain a debt service reserve account. The debt service reserve account is required to contain funds sufficient to pay the principal, interest, and collateral agent’s fees scheduled to be paid in the following six months. The debt service reserve account was fully funded at September 30, 2008. A prepayment account is not required under the terms of WML’s Note Purchase Agreement.
     As of September 30, 2008, the Company had reclamation bond collateral in place for its active Absaloka, Rosebud, Jewett and Beulah Mines. These government-required bonds assure that coal-mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.
     ROVA
     Pursuant to the terms of its new loan agreement with Prudential, ROVA must maintain debt protection accounts. ROVA is required to maintain three months of subsequent debt service, less the available balance of its revolving loan, in its debt protection accounts. The debt protection accounts were fully funded at September 30, 2008.
     The loan agreement also requires ROVA to fund a repairs and maintenance account up to a maximum amount of $2.6 million. The funds for the repairs and maintenance account are required to be deposited every three months based on a formula contained in the agreement. The repairs and maintenance account was funded to $1.8 million at September 30, 2008.
     The loan agreement also requires ROVA to fund an ash reserve account to $0.6 million. The ash reserve account was fully funded at September 30, 2008.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
7. LINES OF CREDIT AND LONG-TERM DEBT
     The amounts outstanding at September 30, 2008, and December 31, 2007, under the Company’s lines of credit and long-term debt consist of the following:

	Current Portion of Debt		Total Debt Outstanding
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
		(In thousands)
Corporate debt:
Convertible notes	$—	$—	$15,441	$—
Westmoreland Mining debt:
Revolving line of credit	—	2,500	—	2,500
Series B Notes	—	44,600	—	44,600
Series C Notes	—	—	—	20,375
Series D Notes	—	—	—	14,625
Term debt	—	—	125,000	—
Capital lease obligations	4,322	2,953	22,510	13,256
Other term debt	283	174	1,082	794
Westmoreland Resources, Inc:
Revolving line of credit	11,900	11,700	11,900	11,700
Term debt	2,125	2,125	6,906	8,500
Capital lease obligations	539	534	5,071	5,484
ROVA debt:
ROVA revolving line of credit	—	—	—	—
ROVA acquisition bridge loan	—	3,258	—	15,173
ROVA term debt	31,555	33,075	97,144	134,441

Total debt outstanding	$50,724	$100,919	$285,054	$271,448

     The ROVA current and total term debt at September 30, 2008, includes debt premiums of $0.5 million and $1.5 million, respectively. The ROVA current and total term debt at December 31, 2007, included debt premiums of $0.8 million and $4.1 million, respectively, and the ROVA acquisition bridge loan included a debt discount of $0.9 million.
     The maturities of all long-term debt and the revolving credit facilities outstanding at September 30, 2008, are (in thousands):

Remainder of 2008	$26,051
2009	29,701
2010	16,088
2011	27,576
2012	26,405
Thereafter	157,749

$283,570

     Convertible Debt
     On March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to an existing shareholder pursuant to a Note Purchase Agreement. The notes bear interest at a rate of 9.0% per annum and are payable in full on March 4, 2013. Interest on the notes is payable in cash or in kind by increasing the principal amount of each note at the Company’s option, however, the aggregate principal amount of the notes may not exceed $18.8 million. The notes could have been initially converted into 1,500,000 shares of the Company’s common stock, par value $2.50 per share (“Common Stock”), at a conversion price of $10.00 per share. The number of shares of Common Stock into which the notes may be converted would increase in the circumstances specified in the Note Purchase Agreement, including the Company’s

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
payment of interest on the notes in kind and the issuance of additional securities at a price less than the conversion price of the notes then in effect. The Company paid interest in kind through the issuance of additional notes during the first two quarters of 2008, as a result of which 1,544,103 shares of Common Stock are issuable on conversion of the convertible notes at September 30, 2008.
     The Note Purchase Agreement contains affirmative and negative covenants. The notes may be declared immediately due and payable upon the occurrence of certain events of default, and the notes are immediately due and payable without declaration upon the occurrence of other events of default. As of September 30, 2008, the Company was in compliance with such covenants.
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
     In connection with the issuance of the convertible notes, the Company incurred $0.6 million of debt issuance costs, which primarily consisted of legal and other professional fees. The costs are classified within “Other assets” in the Consolidated Balance Sheets and are being amortized as interest expense using the effective interest method over the term of the debt.
     Westmoreland Mining LLC
     On June 26, 2008, WML completed a refinancing of its debt. The refinancing increased WML’s outstanding debt from $89.0 million to $125.0 million, reduced WML’s restricted investments from $31.5 million to $5.0 million, and modified maturity dates and interest rates. The Company received a $8.5 million cash distribution from WML as part of the refinancing.
     The WML refinancing provides for $125.0 million of fixed rate term debt. The term debt bears interest at 8.02% per annum, payable quarterly. The principal payments required for the term debt are $7.5 million in 2011, $14.0 million in 2012, $18.0 million in 2013, $18.0 million in 2014, $20.0 million in 2015, and $47.5 million thereafter. The term debt is payable in full on March 31, 2018.
     The refinancing also amended the 2001 Revolving Credit Agreement, or the Revolver, by increasing the borrowing limit from $20.0 million to $25.0 million and extending the maturity date to June 26, 2013. WML has two interest rate options to choose from on the Revolver. The Base Rate option bears interest at a base rate plus 0.50% and is payable quarterly (8.0% per annum at September 30, 2008). The LIBOR Rate option bears interest at the London Interbank Offering Rate, or LIBOR, rate plus 3.0% (6.7% per annum at September 30, 2008). In addition, a commitment fee of 0.50% of the average unused portion of the available Revolver is payable quarterly. No balance was outstanding on the Revolver at September 30, 2008. As of September 30, 2008, a letter of credit for $1.9 million was supported by WML’s revolver.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     The term debt and Revolver are secured by substantially all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC; the Company’s membership interest in WML; and the stock of WSC, WECO and DWC. WECO, DWC, and WSC have guaranteed WML’s obligations with respect to the term debt and the Revolver. WML is required to comply with certain loan covenants related to liquidity, indebtedness, and capital investments. As of September 30, 2008, WML was in compliance with such covenants.
     As part of attaining the new term debt and amending the Revolver, WML incurred costs of $4.1 million, which were recorded within “Other assets” in the Consolidated Balance Sheets and are being amortized over the term of the debt.
     As part of extinguishing its prior term debt and amending the Revolver, WML incurred “make whole” payments of $2.6 million. These payments, along with $1.2 million of unamortized deferred financing costs, were recorded as a loss on early extinguishment of debt during the second quarter of 2008.
     WML engages in leasing transactions for equipment utilized in its mining operations. Certain leases qualify as capital leases and were recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the leases. The present value of these lease payments at September 30, 2008, and December 31, 2007, was $22.5 million and $13.3 million, respectively, at a weighted average interest rate of 7.44% and 7.06%, respectively. WML had other term debt outstanding at September 30, 2008 and December 31, 2007, in the amount of $1.1 million and $0.8 million, respectively, with weighted average interest rates of 6.05% and 6.56%, respectively.
     Westmoreland Resources, Inc.
     WRI leases equipment utilized in operations at the Absaloka Mine. The present value of these lease payments at September 30, 2008 and December 31, 2007, was $5.1 million and $5.5 million, respectively, at an effective interest rate of 6.85%.
     On October 29, 2007, WRI executed a Business Loan Agreement, or Agreement, with First Interstate Bank, a Montana corporation. The Agreement provided WRI with term debt of $8.5 million and an initial revolving credit facility of $20.0 million. The term debt requires sixteen quarterly payments of principal and interest with the final payment due September 20, 2011. The revolving credit facility matured October 28, 2008 and on that date, First Interstate Bank extended the facility at a maximum borrowing level of $10.0 million with a maturity date of November 28, 2008. Interest on both the term debt and the revolving credit facility is payable at the prime rate (5.0% per annum at September 30, 2008). The two debt instruments are collateralized by WRI’s inventory, chattel paper, accounts and notes receivable, and equipment. WCC is the guarantor of the debt under the Agreement and its guaranty is secured by a pledge of WCC’s interest in WRI. The Agreement requires WRI to comply with certain covenants and minimum financial ratio requirements related to debt coverage, tangible net worth and capital expenditures. As of September 30, 2008, WRI was in compliance with such covenants.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     The Company is in discussions with First Interstate Bank and other financing sources regarding renewal of the revolving credit agreement. If WRI is unsuccessful in renewing the facility, it will be required to repay outstanding borrowings. If WRI is unable to renew the facility, lenders will be entitled to foreclose on the collateral. See Note 1 “Nature of Operations and Liquidity” to our Consolidated Financial Statements.
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
     The ROVA debt refinancing provided for approximately $107.0 million of fixed rate term debt with interest rates varying from 6.0% to 11.42%. The weighted average interest rate on the fixed rate term debt is 8.30% per annum. The principal payments required for the fixed rate term debt are $12.0 million for the remainder of 2008, $22.3 million in 2009, $9.4 million in 2010, $8.0 million in 2011 and $8.8 million in 2012. The term debt is to be fully repaid before the end of 2015.
     The refinancing also provided for approximately $11.5 million in floating rate term debt with a final maturity no later than January 31, 2011. Interest on the floating rate term debt is payable quarterly at the three-month London Interbank Offering Rate, or LIBOR, plus 4.50% (8.55% per annum at September 30, 2008). Payments required on the floating rate debt are to be made from quarterly distributions from ROVA, if any, and will vary each quarter. The Company will not receive a distribution from ROVA until the principal balance of the floating rate debt is paid.
     The refinancing provides for a $6.0 million revolving loan with a maturity of April 30, 2015. Interest on the revolving loan is payable quarterly at the three-month LIBOR rate plus 1.375% (5.43% per annum at September 30, 2008). No balance was outstanding on the revolving loan at September 30, 2008.
     The fixed and the floating rate term debt as well as the revolving loan are secured by a pledge of the quarterly cash distributions from ROVA. ROVA is required to comply with certain loan covenants related to interest and fixed charge coverage. As of September 30, 2008, ROVA was in compliance with such covenants.
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
     The Consolidated Financial Statements as of September 30, 2008, do not reflect any cumulative unrealized gains or losses on these contracts since they were fully settled during 2007. Information regarding derivative instruments for the nine months ended September 30, 2007, is as follows (in thousands):

Unrealized loss on derivatives at beginning of the period	$(336)
Change in fair value	883
Realized loss on settlements	(269)

Unrealized gain on derivatives at end of period	$278

9. HERITAGE HEALTH BENEFIT EXPENSES
     The caption “Heritage health benefit expenses” used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to our former Eastern mining operation employees as well as other administrative and legal costs associated with providing those benefits. The components of these expenses are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Health care benefits	$5,941	$6,811	$19,224	$20,677
Combined benefit fund payments (credit)	880	919	2,642	(3,035)
Workers’ compensation benefits	145	190	437	569
Black lung benefits (credit)	(307)	(313)	(436)	(399)

Total	$6,659	$7,607	$21,867	$17,812

     During the first quarter of 2007, the Company reached a settlement with the UMWA Combined Benefit Fund (CBF) for the reimbursement of $5.8 million, plus interest, in past overpayments to the CBF for retiree medical benefits. During the first nine months of 2007, the Company received the $5.8 million reimbursement and recorded this as a reduction in Heritage health benefit expenses. The Company also received $0.6 million of interest from the settlement in the first nine months of 2007, which was recorded to interest income.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
10. PENSION AND POSTRETIREMENT MEDICAL BENEFITS
     The Company provides pension and postretirement medical benefits to qualified full-time employees and retired employees and their dependents, the majority of which are mandated by the Coal Act. The Company incurred costs of providing these benefits during the three and nine months ended September 30, 2008 and 2007, as follows (in thousands):

			Postretirement
	Pension Benefits		Medical Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$411	$769	$145	$231
Interest cost	889	1,069	3,817	4,478
Expected return on plan assets	(1,260)	(1,026)	—	—
Amortization of deferred items	175	260	2,080	2,105

Total net periodic benefit cost	$215	$1,072	$6,042	$6,814

			Postretirement
	Pension Benefits		Medical Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$1,947	$2,305	$507	$693
Interest cost	3,204	3,281	12,830	13,436
Expected return on plan assets	(3,312)	(3,078)	—	—
Amortization of deferred items	525	709	6,240	6,313

Total net periodic benefit cost	$2,364	$3,217	$19,577	$20,442

     The Company expects to pay approximately $19.0 million for postretirement medical benefits during 2008, net of Medicare Part D reimbursements. A total of $5.0 million and $12.9 million was paid during the three and nine months ended September 30, 2008, net of Medicare Part D reimbursements.
     The Company expects to contribute approximately $4.9 million to its pension plans during 2008. As part of the WML refinancing, the Company was required by the loan covenants to ensure that on predetermined measurement dates, the value of our pension plan assets are at least 90% of our actuarially-determined pension liability, as defined in the loan covenants. The Company was required to make an additional pension contribution of approximately $1.9 million in 2008 to achieve this 90% funding status. The Company may be required to make additional future pension contributions due to the volatility in the value of our pension investments. At September 30, 2008, the total value of the pension assets was $47.3 million as compared to $51.0 million at December 31, 2007. A total of $3.2 million and $4.5 million was contributed to the Company’s pension plans during the three and nine months ended September 30, 2008, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
11. ASSET RETIREMENT OBLIGATIONS, RECLAMATION DEPOSITS AND CONTRACTUAL THIRD PARTY RECLAMATION RECEIVABLES
     Asset Retirement Obligation
     Changes in the Company’s asset retirement obligations during the nine months ended September 30, 2008, and 2007 were (in thousands):

	Nine Months Ended
	September 30,
	2008	2007

Asset retirement obligations — beginning of period	$206,497	$184,062
Accretion	11,468	9,607
Settlements (final reclamation performed)	(5,511)	(4,704)
Changes due to amount and timing of reclamation	(1,992)	(6,609)

Asset retirement obligations — end of period	210,462	182,356
Less current portion	(10,536)	(16,067)

Asset retirement obligations, less current portion	$199,926	$166,289

     The asset retirement obligation, contractual third party reclamation receivable, and reclamation deposits at September 30, 2008, for each of the Company’s mines and ROVA are summarized below (in thousands):

		Contractual
	Asset	Third Party
	Retirement	Reclamation	Reclamation
	Obligation	Receivable	Deposits

Rosebud	$131,195	$18,009	$68,591
Jewett	50,189	50,189	—
Beulah	13,622	—	—
Absaloka	12,991	409	—
Savage	1,983	—	—
ROVA	482	—	—

Total	$210,462	$68,607	$68,591

     As of September 30, 2008, the Company or its subsidiaries have reclamation bonds in place for its active mines in Montana, North Dakota and Texas and for inactive mining sites in Virginia and Colorado, which are now awaiting final bond release. These government-required bonds assure that coal-mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The Company estimates that the cost of final reclamation for its mines and ROVA when they are closed in the future will total approximately $431.6 million, with a present value of $210.5 million.
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
     The Company reviews its securities routinely for other-than-temporary impairment. The primary factors used to determine if an impairment charge must be recorded because a decline in value of the security is other than temporary include (i) whether the fair value of the investment is significantly below its cost basis, (ii) the financial condition of the issuer of the security, (iii) the length of time that the cost of the security has exceeded its fair value and (iv) the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
anticipated recovery in market value. Other-than-temporary impairments are recorded as a component of other income (expense). The Company recorded an impairment of $0.3 million during the third quarter of 2008 as a result of other-than-temporary declines in the value of marketable securities included in reclamation deposits.
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
     The Company is currently reporting a deficit in shareholders’ equity. As a result, the Company is prohibited from paying preferred stock dividends because of the statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock ($160,000 at September 30, 2008).
     The quarterly dividends, which are accumulated through and including October 1, 2008, amount to $16.9 million in the aggregate ($105.40 per preferred share or $26.35 per Depositary Share). Under the terms of the Series A Preferred Stock, the Company can redeem preferred shares at any time for the redemption value of $25.00 plus accumulated dividends paid in cash, however, the Company’s convertible note purchase agreement prohibits the Company from paying dividends on or redeeming preferred or common stock so long as the convertible notes are outstanding.
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
     The ROVA acquisition loan agreement was amended as of October 1, 2007, and contained a requirement for WCC to use its best efforts to file a registration statement with the SEC to register the warrant and the shares underlying the warrant by February 28, 2008. WCC did not file that registration statement with the SEC by that date because it did not complete the restatement of its financial statements for the year ended December 31, 2006, until March 17, 2008. Since it was unable to register the warrant with the SEC, WCC was therefore obligated to cancel the existing warrant and issue a new warrant to purchase 165,000 shares of the Company’s stock at a price of $20.00 per share. This new warrant, like the prior warrant, contained customary anti-dilution

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
protections. The Company’s March 4, 2008 issuance of convertible debt triggered the anti-dilution provisions in the warrant. The modified warrant now entitles the holder thereof to purchase 172,234 shares at an exercise price of $19.16 per share.
     During the first nine months of 2008, the increase in the fair value of the warrant as a result of the modification was approximately $355,000, which was recorded as additional interest expense, with a corresponding adjustment to additional paid in capital. The fair value of the warrant before the modification and the modified warrant was estimated using the Black-Scholes pricing model with the following assumptions:

	Number of Shares					Value of Each
Warrants	included in	Dividend		Risk-Free		Share Covered by
Issued	Warrant	Yield	Volatility	Rate	Expected Life	Warrant

2008	172,234	None	41%	2.82%	3.0 years	$4.76
     Restricted Net Assets
     While WCC has obligations to pay pension and postretirement medical benefits, to fund corporate expenditures and to pay interest on the convertible notes, no operations are conducted at WCC. Accordingly, WCC has no source of revenue and is dependant on distributions from its subsidiaries to pay its costs. The loan agreements of WML and ROVA require debt service accounts and impose timing and other restrictions on the ability of WML and ROVA to distribute funds to WCC. Because the WRI loan agreement imposes fewer restrictions on the ability of WRI to make distributions to WCC, WRI has been a significant source of liquidity for WCC.
     At September 30, 2008, WCC had approximately $123.0 million of net assets at its subsidiaries that were not available to be transferred to it in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries. Approximately $3.6 million of net assets of the subsidiaries are unrestricted.
13. INCENTIVE STOCK OPTIONS, STOCK APPRECIATION RIGHTS, AND PERFORMANCE UNITS
     As of September 30, 2008, the Company had stock options and SARs outstanding from five stock incentive plans. These plans permit the Company to grant to employees incentive stock options, or ISOs, non-qualified stock options, SARs and restricted stock. These plans generally contemplate that non-employee directors will receive equity awards with a value of $60,000 when initially elected or appointed to the Board and equity awards with a value of $30,000 after each annual meeting.
     For these plans, ISOs and SARs generally vest over three years, expire ten years from the date of grant, and may not have an option or base price that is less than the market value of the stock on the date of grant. Upon vesting, the holders may exercise the SARs and receive a number of shares of common stock having a value equal to the increase in the value of the common stock between the grant date and the exercise date. The Company’s policy is to issue new shares as these SARs are exercised.
     The maximum number of shares that could be issued under these plans is 2,200,000. As of September 30, 2008, 584,789 shares were available for future grants.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     Compensation cost arising from share-based arrangements for the three and nine months ended September 30, 2008 and 2007, is shown in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Recognition of fair value of SARs, stock options, and restricted stock over vesting period	$417	$643	$859	$595
Matching contributions to the Company’s 401(k) plan	404	342	1,205	1,884
Compensation expense (credit) for performance units based on performance of the Company’s stock price	(170)	(822)	(27)	(173)

Total share-based compensation expense	$651	$163	$2,037	$2,306

     Restricted Stock
     In 2007, 6,220 shares of restricted stock were awarded to directors. These shares fully vested in August 2008. In the second quarter of 2008, 5,268 shares of restricted stock were awarded to directors. These shares were fully vested and immediately expensed when awarded but are subject under the terms of the award, to a one-year restriction on sale.
     In April 2008, the Company’s newly appointed Chief Executive Officer and President was granted 100,000 shares of restricted stock under the Company’s 2007 Equity Incentive Plan for Employees and Non-Employee Directors. The restricted shares will vest in three equal installments on the first, second and third anniversaries of the date of grant. In July 2008, 2,916 shares of restricted stock were granted to a new board member and will vest over a two-year period. The unamortized compensation expense for restricted stock awards at September 30, 2008, was $1.4 million, which will be recognized over the remainder of the vesting periods.
     SARs
     Information with respect to SARs granted and outstanding for the nine months ended September 30, 2008, is as follows:

		Stock	Weighted
	Issue Price	Appreciation	Average
	Range	Rights	Exercise Price

Outstanding at December 31, 2007	$19.37 — 29.48	310,266	$21.98
Exercised	$19.37	(8,700)	19.37
Expired or forfeited	19.78 — 25.02	(92,032)	22.06

Outstanding at September 30, 2008	$19.37 — 29.48	209,534	$22.06

     Information about SARs outstanding as of September 30, 2008, is as follows:

		Weighted				Weighted
		Average	Weighted			Average
		Remaining	Average	Intrinsic		Base Price	Intrinsic Value
Range of Base	Number	Contractual	Base Price	Value	SARs	(vested	(vested
Price	Outstanding	Life (Years)	(all SARs)	(all SARs)	Vested	SARs)	SARs)

$19.37 — 20.00	49,967	5.8	$19.37		49,967	$19.37
20.01 — 25.00	144,733	7.2	22.60		127,128	22.35
25.01 — 29.48	14,834	7.6	25.87		7,826	26.06

$19.37 — 29.48	209,534	6.9	$22.06	—	184,921	$21.70	—
     No SARs were granted during the first nine months of 2007 or 2008.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     The intrinsic value of SARs exercised was less than $0.1 million during the three and nine months ended September 30, 2008, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively.
     The amount of unamortized compensation expense for SARs outstanding at September 30, 2008, was $0.3 million, which is expected to be recognized over approximately two years.
     Stock Options
     Information with respect to stock options granted and outstanding for the nine months ended September 30, 2008, is as follows:

			Weighted
	Issue Price	Stock Option	Average
	Range	Shares	Exercise Price

Outstanding at December 31, 2007	$3.00 — 23.48	343,366	$16.92
Granted	21.40	181,750	21.40
Exercised	3.00 — 18.19	(40,882)	4.94
Expired or forfeited	17.80 — 23.48	(89,510)	22.61

Outstanding at September 30, 2008	$3.38 — 23.48	394,724	$18.94

     Information about stock options outstanding as of September 30, 2008, is as follows:

		Weighted				Weighted
		Average	Weighted			Average
		Remaining	Average	Intrinsic		Exercise	Intrinsic Value
Range of Base	Number	Contractual	Exercise Price	Value	Options	Price (vested	(vested
Price	Outstanding	Life (Years)	(all Options)	(all Options)	Vested	Options)	Options)

$ 3.38 — 5.00	2,500	1.5	$3.38		2,500	$3.38
5.01 — 10.00	—	—	—		—	—
10.01 — 15.00	48,700	3.4	11.91		48,700	11.91
15.01 — 20.00	131,218	3.9	17.37		131,218	17.37
20.01 — 23.48	212,306	9.6	21.70		30,556	23.48

$ 3.38 — 23.48	394,724	6.9	$18.94	$233,000	212,974	$16.83	$233,000
     The fair value of options granted in 2008 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

					Weighted Average
Number of	Dividend		Risk-Free		Value of Each
Options Granted	Yield	Volatility	Rate	Expected Life	Option Granted

181,750	None	50%	3.62%	7.0 years	$11.84
     The intrinsic value of stock options exercised was less than $0.1 million and $0.5 million for the three and nine months ended September 30, 2008, and $1.9 million and $2.5 million for the three and nine months ended September 30, 2007, respectively.
     There was $2.0 million of unamortized compensation expense for outstanding options at September 30, 2008, which is expected to be recognized over three years.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     Performance Units
     As of September 30, 2008, the Company had performance units outstanding under its Performance Unit Plan. The value of the performance units is payable to the participants upon vesting in cash, or at the option of the Company, in shares of common stock. The value, calculated using a Binomial Lattice Model, is based in part on the appreciation of the Company’s common stock and its performance relative to the average of two stock market indices. The performance units vest over a three-year period. The units granted are accounted for as a liability-based award, since the Company has historically settled the awards in cash and intends to settle the outstanding awards in cash. During the three and nine months ended September 30, 2008, a stock compensation benefit was recognized in the amount of $0.2 million and less than $0.1 million, respectively. A stock compensation benefit was also recognized for the three and nine months ended September 30, 2007, in the amount of $0.8 million and $0.2 million, respectively. The amount of unamortized compensation expense for this plan was less than $0.1 million at September 30, 2008. No payments were made under this long-term incentive plan in the first nine months of 2008 or 2007.
14. EARNINGS PER SHARE
     Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the same basis except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options, stock appreciation rights (SARs), convertible debt, if dilutive, and the impact of warrants and restricted stock outstanding. The number of additional shares from options, SARs, and warrants are calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The number of additional shares from restricted stock is calculated by assuming that an amount equal to the unamortized compensation costs attributable to the restricted shares outstanding is used to acquire shares of common stock at the average market price during the reporting period. For calculating the effect of convertible debt on earnings per share, interest charges applicable to the convertible debt are added back to net income (loss) (net of tax) and convertible debt is assumed to be converted at the beginning of the period (or time of issuance, if later) and the resulting common shares are added to the weighted average shares outstanding. The effect of convertible debt on earnings per share will be antidilutive for the quarter or year-to-date periods, if the Company operated at a net loss for that period.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     The following table provides a reconciliation of the number of shares used to calculate basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except
	per share data)
Net loss applicable to common shareholders:	$(3,493)	$(7,368)	$(33,238)	$(11,282)
Number of shares of common stock outstanding:
Basic	9,537	9,151	9,493	9,094
Effect of dilutive stock options	35	181	32	254
Effect of dilutive SARs	—	—	—	—
Effect of dilutive restricted stock	26	—	—	—
Effect of dilutive warrant	2	—	—	—

Diluted	9,600	9,332	9,525	9,348

Net loss per share applicable to common shares outstanding:
Basic	$(0.37)	$(0.81)	$(3.50)	$(1.24)
Diluted	$(0.37)	$(0.81)	$(3.50)	$(1.24)

Number of shares excluded from calculation of diluted EPS.	1,966	381	1,858	358

15. INCOME TAXES
     Income tax expense (benefit) attributable to income before income taxes consists of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Current:
Federal	$—	$—	$—	$—
State	130	(95)	373	(3)

	130	(95)	373	(3)

Deferred:
Federal	—	—	—	—
State	—	—	—	—

Income tax expense (benefit)	$130	$(95)	$373	$(3)

16. BUSINESS SEGMENT INFORMATION
     Segment information is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods.
     The Company’s operations are classified into four segments: coal, power, heritage and corporate. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The power operations include ROVA and the Ft. Lupton interest, which was sold in July 2008. The heritage segment includes costs of benefits the Company provides to former Eastern mining operation employees as well as other administrative and legal costs associated with providing those benefits. The corporate segment represents all costs not otherwise classified and primarily consists of corporate office and business development expenses. Assets

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
attributed to the heritage segment consist primarily of cash, bonds and deposits restricted to pay heritage health benefits. Certain reclassifications of 2007 segment information have been made to conform to the 2008 presentation.
     Summarized financial information by segment for 2008 and 2007 is as follows:

Three Months Ended September 30, 2008	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
	(Unaudited)
Revenues:
Coal	$117,288	$—	$—	$—	$117,288
Energy	—	23,969	—	—	23,969
Equity in earnings	—	48	—	—	48

	117,288	24,017	—	—	141,305

Costs and expenses:
Cost of sales — coal	97,593	—	—	—	97,593
Cost of sales — energy	—	14,884	—	—	14,884
Depreciation, depletion and amortization	8,411	2,432	—	126	10,969
Selling and administrative	6,612	977	304	1,864	9,757
Heritage health benefit expenses	—	—	6,659	—	6,659
Gain on sales of assets	(8)	(875)	—	—	(883)

Operating income (loss)	4,680	6,599	(6,963)	(1,990)	2,326

Other income (expense):
Interest expense	(3,373)	(2,090)	(4)	(372)	(5,839)
Interest income	1,075	97	26	66	1,264
Other expense	(521)	—	—	(253)	(774)

Income (loss) before income taxes	$1,861	$4,606	$(6,941)	$(2,549)	$(3,023)

Capital expenditures	$11,456	$629	$—	$—	$12,085

Total assets	$549,276	$246,631	$5,371	$10,194	$811,472

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)

Three Months Ended September 30, 2007	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
	(Unaudited)
Revenues:
Coal	$106,670	$—	$—	$—	$106,670
Energy	—	23,469	—	—	23,469
Equity in earnings	—	94	—	—	94

	106,670	23,563	—	—	130,233

Costs and expenses:
Cost of sales — coal	88,388	—	—	—	88,388
Cost of sales — energy	—	15,346	—	—	15,346
Depreciation, depletion and amortization	7,366	2,417	—	81	9,864
Selling and administrative	5,927	1,448	194	3,009	10,578
Restructuring charges	136	585	—	1,012	1,733
Heritage health benefit expenses	—	—	7,607	—	7,607
Loss on sales of assets	137	20	—	—	157

Operating income (loss)	4,716	3,747	(7,801)	(4,102)	(3,440)

Other income (expense):
Interest expense	(2,537)	(3,280)	—	(117)	(5,934)
Interest income	1,282	575	75	69	2,001
Minority interest	(464)	—	—	—	(464)
Other income (expense)	(12)	2	—	35	25

Income (loss) from continuing operations before income taxes	$2,985	$1,044	$(7,726)	$(4,115)	$(7,812)

Capital expenditures	$11,028	$568	$—	$—	$11,596

Total assets	$467,732	$275,545	$5,489	$9,037	$757,803

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)

Nine Months Ended September 30, 2008	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
	(Unaudited)
Revenues:
Coal	$318,102	$—	$—	$—	$318,102
Energy	—	67,970	—	—	67,970
Equity in earnings	—	250	—	—	250

	318,102	68,220	—	—	386,322

Costs and expenses:
Cost of sales — coal	264,697	—	—	—	264,697
Cost of sales — energy	—	43,623	—	—	43,623
Depreciation, depletion and amortization	23,312	7,278	—	289	30,879
Selling and administrative	17,421	3,342	1,067	8,724	30,554
Restructuring charges	155	—	—	473	628
Heritage health benefit expenses	—	—	21,867	—	21,867
Gain on sales of assets	(605)	(875)	(25)	—	(1,505)

Operating income (loss)	13,122	14,852	(22,909)	(9,486)	(4,421)

Other income (expense):
Interest expense	(8,909)	(7,618)	(11)	(858)	(17,396)
Interest expense attributable to beneficial conversion feature	—	—	—	(8,108)	(8,108)
Interest income	3,151	430	75	161	3,817
Other expense	(339)	—	—	(220)	(559)
Loss on extinguishment of debt	(3,834)	(1,344)	—	—	(5,178)

Income (loss) from before income taxes	$3,191	$6,320	$(22,845)	$(18,511)	$(31,845)

Capital expenditures	$23,624	$935	$—	$71	$24,630

Total assets	$549,276	$246,631	$5,371	$10,194	$811,472

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)

Nine Months Ended September 30, 2007	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
	(Unaudited)
Revenues:
Coal	$311,508	$—	$—	$—	$311,508
Energy	—	66,775	—	—	66,775
Equity in earnings	—	277	—	—	277

	311,508	67,052	—	—	378,560

Costs and expenses:
Cost of sales — coal	255,826	—	—	—	255,826
Cost of sales — energy	—	42,724	—	—	42,724
Depreciation, depletion and amortization	20,857	7,256	—	250	28,363
Selling and administrative	19,268	4,698	506	9,739	34,211
Restructuring charges	363	668	—	2,981	4,012
Heritage health benefit expenses	—	—	17,812	—	17,812
Loss (gain) on sales of assets	(54)	18	—	(5,641)	(5,677)

Operating income (loss)	15,248	11,688	(18,318)	(7,329)	1,289

Other income (expense):
Interest expense	(7,540)	(10,675)	—	(539)	(18,754)
Interest income	3,753	1,798	727	218	6,496
Minority interest	(1,194)	—	—	—	(1,194)
Other income	108	1	—	65	174

Income (loss) from continuing operations before income taxes	$10,375	$2,812	$(17,591)	$(7,585)	$(11,989)

Capital expenditures	$19,736	$703	$—	$11	$20,450

Total assets	$467,732	$275,545	$5,489	$9,037	$757,803

17. COMMITMENTS
     Coal Reserve Lease Obligations
     The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $9.7 million and $10.2 million in the three months ended September 30, 2008 and 2007, respectively, and $28.0 million and $29.1 million in the nine months ended September 30, 2008 and 2007, respectively.
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
     In July 2008, WRI finalized an agreement with the Crow Tribe covering the treatment of the tax credit in determining royalties payable to the Tribe under its lease agreement with the Tribe. The Company recorded $0.5 million as cost of sales in the nine months ended September 30, 2008, to reflect the amount payable to the Crow Tribe as a result of this agreement.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
     Real Property and Equipment Lease Obligations
     The Company has operating lease commitments expiring at various dates, primarily for real property and equipment. Rental expense under operating leases during the three months ended September 30, 2008 and 2007 totaled $1.3 million and $1.2 million, respectively, and for the nine months ended September 30, 2008 and 2007, totaled $3.9 million and $4.2 million, respectively.
     Minimum future rental obligations existing under these operating leases at September 30, 2008, are as follows (in thousands):

Lease Obligations
Remainder of 2008	$1,272
2009	4,699
2010	3,874
2011	3,706
2012	1,987
Thereafter	930

$16,468

     Coal Supply Agreements
     Westmoreland Partners, which owns ROVA, has two coal supply agreements with TECO Coal Corporation, or TECO. If Westmoreland Partners continues to purchase coal under these contracts at the current volume and pricing, Westmoreland Partners would be obligated to pay TECO $6.8 million for the remainder of 2008 and $28.1 million in each of the years of 2009, 2010, 2011, 2012 and an aggregate of $61.7 million after 2012.
     Long-Term Sales Commitments
     The following table presents estimated total sales tonnage under existing long-term contracts for the next five years from the Company’s existing mining operations. The prices for almost all future tonnage are subject to revision and adjustments based upon market prices, certain indices and/or cost recovery:

Projected Sales Tonnage Under
Existing Long-Term Contracts
as of September 30, 2008
(In millions of tons)
Remainder of 2008	8.0
2009	29.4
2010	26.9
2011	22.5
2012	20.4
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
     Transportation Claims
     The MMS and MDR claim that revenues earned under the Transportation Agreement with its customers are, in reality, payments for the production of coal, and therefore royalty and tax bearing.
     MDR has issued assessments for tax years 1998-2004. The total amount claimed under audit (assessed and unassessed) as of September 30, 2008 was $31.3 million. On October 23, 2008, WECO and its customers jointly settled all claims with the MDR for the periods prior to December 31, 2007 for a total of $1.7 million, with WECO responsible for less than $0.1 million of that amount and the customers responsible for the balance. WECO and its customers also reached a joint settlement with the MDR for periods subsequent to December 31, 2007, which resulted in a total amount owed to the MDR for the first nine months of 2008 of $0.5 million, with WECO’s portion representing less than $0.1 million and the customers paying the balance. WECO’s additional expense for state taxes resulting from this settlement for the years 2009 through 2019 are expected to be less than $0.1 million per year. The Company has recorded a $2.2 million liability in “Production taxes” in the Consolidated Balance Sheets for the total settlement for all periods through September 30, 2008. Correspondingly, the Company recorded a $2.1 million receivable in “Other receivables” in the Consolidated Balance Sheets for the customer’s portion of the settlement for all periods through September 30, 2008.
     In 2005, the MDR assessed coal royalties for the years 1997-2001 on the transportation charges collected by WECO from its customers. The total amount claimed against WECO, including the pending claims and interest thereon through September 30, 2008, would be approximately $0.4 million. The Company believes that WECO has meritorious defenses against these royalty claims; therefore, no reserve has been accrued for this matter.
     The MMS claims currently are for four different audit periods: October 1991 through December 1995, January 1996 through December 2001, January 2002 through December 2004 and January 2005 through the present. WECO is currently in discussions with MMS and expects to finalize a settlement agreement in the fourth quarter of 2008 for these claims as well as all potential claims for any prior periods. The total exposure estimated for all claims for the above referenced audit periods as of September 30, 2008 was $12.6 million. WECO has reached an agreement with its customers to share the expense of the settlement of theses claims. WECO estimates its exposure to be $2.5 million for claims through December 31, 2007, and an additional $0.1 million for the period from January 1, 2008 though September 30, 2008. WECO estimates that its net exposure for the additional federal coal royalties for the years 2009 through 2019 will be approximately $0.1 million per year. The Company has recorded an estimated $12.6 million liability for the total estimated exposure in “Accounts payable — trade” in the Consolidated Balance Sheets for all periods through September 30, 2008. Correspondingly, the Company

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
recorded a $10.1 million receivable in “Other receivables” in the Consolidated Balance Sheets for the estimated customer portion of the settlement for all periods through September 30, 2008.
     Gross Inequity Claim
     On April 29, 2004, MMS issued a demand for a royalty payment in connection with a settlement agreement dated February 21, 1997, between WECO and its customer, Puget Sound Energy, which reduced the price of coal paid by Puget. WECO filed a notice of appeal with MMS and the matter is still pending. The amount of the royalty claim, with interest through September 30, 2008, is approximately $1.6 million.
     Additionally, WECO was informed in 2005 that the MDR has issued a claim for state coal royalties of approximately $0.2 million, including interest, related to the Puget Sound Energy payments.
     WECO believes that Puget Sound Energy is responsible for this royalty claim pursuant to the terms of the settlement agreement.
     No reserve has been accrued by the Company for this matter.
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
     Severance Benefits Payable to Former CEO
     On May 9, 2008, Westmoreland filed a declaratory judgment complaint in the District Court, El Paso County, Colorado, against Christopher K. Seglem, who was terminated as Chairman, CEO and President of the Company in May 2007. Westmoreland is seeking a declaratory judgment from the Court as to the amount owed to Mr. Seglem pursuant to the Company’s 1993 Executive Severance Policy, or severance policy. On June 10, 2008, Mr. Seglem filed counterclaims in response to Westmoreland’s declaratory judgment complaint. Mr. Seglem claims that he is owed a total of at least $3.3 million under the severance policy, plus interest and legal fees. Mr. Seglem asserts, among other things, that the amount of his severance payment should reflect awards made to him under the Company’s performance unit plan, that he is entitled to payment under the Change in Control provision in the severance policy, and that he is entitled to a bonus payment for 2007 under the Company’s annual incentive plan. The Company believes that the amount of Mr. Seglem’s severance payment should not reflect performance units awarded under the Company’s performance unit plan, that Mr. Seglem is not entitled to a change in control payment under the severance policy because a “change in control” (as that term is defined in the severance policy) has not occurred, and that Mr. Seglem is not entitled to a bonus for 2007. A jury trial date has been set for February 23, 2009. The Company initially recorded a reserve of $1.8 million for this matter and has made payments of $1.1 million to Mr. Seglem during the first nine months of 2008. As of September 30, 2008, the remaining $0.7 million liability remains in “Accrued severance and other liabilities” in the Consolidated Balance Sheets.
     Customer Reclamation Claims
     Western Energy Company, or WECO, received a claim dated October 16, 2008, from the six Colstrip 3 & 4 buyers seeking a refund of approximately $9.9 million for alleged inappropriate charges under the parties’ coal supply agreement paid by the buyers during 2007. The buyers assert that they were charged for base reclamation work in Area C of the Rosebud Mine when those charges were actually for final reclamation, which they claim is WECO’s responsibility under the terms of the coal supply agreement. The $9.9 million sought by the buyers includes alleged overpayments for final reclamation work plus taxes and royalties on that overpayment.
     WECO believes that these charges were proper because the challenged work was for base reclamation, which is the buyers’ responsibility under the coal supply agreement. If the buyers prevail and all of the challenged work is determined to be final reclamation rather than base reclamation, WECO’s financial responsibility will be reduced from $9.9 million by two factors. First, approximately $3.5 million of the buyers’ claim concerns an overpayment of taxes and royalties that WECO should be able to offset against future taxes and royalties. Second, one of the six buyers, Puget Sound Energy, Inc., has funded an account that WECO is authorized to use to pay approximately 17% of all final reclamation costs in Area C, which with respect to the challenged work would be approximately $1.1 million.
     No reserve has been accrued by the Company for this matter.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)
19. SUBSEQUENT EVENT
     Indian Coal Tax Credit
     On October 16, 2008, WRI entered into a series of transactions with a financial institution, or Investor, designed to enable WRI to take advantage of Indian Coal Production Tax Credits, or Credits, generated by its mining operations.
     In these transactions, WRI formed a limited liability company, Absaloka Coal LLC, which it owned jointly with a newly formed subsidiary, WRI Partners, Inc., to mine and sell coal from the Absaloka Mine. Absaloka Coal LLC then entered into a sublease from WRI of coal leases from the Crow Tribe, entitling Absaloka Coal LLC to mine up to 40 million tons of coal at the Absaloka Mine through 2012. WRI also assigned to Absaloka Coal LLC all of its contracts to sell coal to third parties.
     On October 16, 2008, WRI sold its interest in Absaloka Coal LLC to the Investor for consideration consisting of an initial payment of $4.0 million, $34.0 million of fixed principal and interest payments, and contingent payments based on 90% of the credits allocated to the Investor in excess of the fixed payments. Based on current forecasts of the Absaloka Mine’s coal sales, the total consideration to be paid by the Investor to WRI is projected to be approximately $62.8 million through December 31, 2012. WRI expects to share approximately $19.4 million of this consideration with the Crow Tribe as royalties. The Company paid a $1.25 million consent fee to the Crow Tribe in the fourth quarter of 2008 for the Tribe’s approval of the sublease.
     The Investor will be entitled to 99% of Absaloka Coal LLC’s earnings and related distributions until it has received a 10% return on its initial $4.0 million cash investment.
     On October 3, 2008, WRI filed a private letter ruling request, or PLR, with the IRS concerning various issues relating to the validity of the Indian Coal Tax Credits. All payments on the promissory notes and $2.0 million of the cash received at closing were, or will be, placed into escrow until a favorable PLR is received from the IRS. If a PLR acceptable to both WRI and the Investor is not received by April 1, 2009, the transaction would not go forward and all payments made to date will be returned to the Investor. Upon the receipt of a favorable PLR and the release of the cash payments from escrow, WCC will recognize the payments from the Investor as they are received as other operating income in its consolidated financial statements. Until the receipt of a favorable PLR, all cash receipts from the Investor will be deferred and recorded as “Other current liabilities” in WCC’s consolidated balance sheet.
     As part of the purchase agreement, WRI has an option to purchase the Investor’s entire membership interest after October 16, 2013, and Investor is entitled to withdraw at any time from Absaloka Coal LLC. In these events, or on dissolution of the LLC, WRI would be required to pay the Investor its capital account balance.
     WRI will be the sole manager of Absaloka Coal LLC and will enter into a contract mining agreement with Absaloka Coal LLC under which it will receive an amount equal to all of its mining costs plus a fee per ton of coal mined. Westmoreland Coal Sales Company will act as the exclusive sales agent on behalf of Absaloka Coal LLC under a sales agency agreement and will receive a fee for its services based on the tons of coal sold.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Forward-Looking Disclaimer
     Throughout this Form 10-Q, the Company makes statements which are not historical facts or information and that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements, or industry results, expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the material weaknesses in the Company’s internal controls over financial reporting identified in the Annual Report on Form 10-K for the year ended December 31, 2007, or our 2007 Form 10-K, the associated ineffectiveness of the Company’s disclosure controls; health care cost trends; the cost and capacity of the surety bond market; the Company’s ability to pay the preferred stock dividends that are accumulated but unpaid; the Company’s ability to retain key senior management; the Company’s access to financing; the Company’s ability to maintain compliance with debt covenant requirements or obtain waivers from its lenders in cases of non-compliance; the Company’s ability to achieve anticipated cost savings and profitability targets; the Company’s ability to negotiate profitable coal contracts, price reopeners and extensions; the Company’s ability to predict or anticipate commodity price changes; the Company’s ability to maintain satisfactory labor relations; changes in the industry; competition; the Company’s ability to utilize its deferred income tax assets; the receipt of a favorable private letter ruling from the IRS related to the Indian Coal Production Tax Credits; the ability to reinvest cash, including cash that has been deposited in reclamation accounts, at an acceptable rate of return; the cost of meeting future bonding requirements for our new mining areas; weather conditions; the availability of transportation; price of alternative fuels; costs of coal produced by other countries; the demand for electricity; the performance of ROVA and the structure of ROVA’s contracts with its lenders and Dominion Virginia Power; the effect of regulatory and legal proceedings; environmental issues, including the cost of compliance with existing and future environmental requirements; the risk factors set forth in our 2007 Form 10-K and below; and the other factors discussed in Note 18 of this Form 10-Q. As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of the Company’s goals. The Company disclaims any duty to update these statements, even if subsequent events cause its views to change.
     References in this document to www.westmoreland.com, any variations of the foregoing, or any other uniform resource locator, or URL, are inactive textual references only. The information on our Web site or any other Web site is not incorporated by reference into this document and should not be considered a part of this document.

Overview
     Competitive, economic and industry factors
     We are an energy company. We mine coal, which is used to produce electric power, and we own power-generating plants. We own five mines, which supply power plants. Several of these power plants are located adjacent to our mines, and we sell virtually all our coal under multi-year contracts. Due to the generally longer duration and terms of our contracts, we enjoy relatively stable demand compared to competitors who sell more of their production on the spot market and under short-term contracts. We also sell under short-term contracts a small amount of coal produced by others.
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
Challenges
     We believe that our principal challenges today include the following:
•	renewing the Company’s WRI revolving line of credit and obtaining additional sources of financing;

•	renegotiating sales prices to reflect higher market prices and fully recover increased commodity and production costs;

•	continuing to fund high heritage health benefit expenses which continue to be adversely affected by inflation in medical costs, longer life expectancies for retirees, and the failure of the UMWA retirement fund trustees to manage medical costs;

•	maintaining and collateralizing, where necessary, our Coal Act and reclamation bonds;

•	funding required contributions to pension plans that are underfunded;

•	complying with new environmental regulations, which have the potential to significantly reduce sales from our mines; and

•	defending against claims for potential taxes and royalties assessed by various governmental entities, most of which we believe are subject to reimbursement by our customers.
     We discuss these issues, as well as the other challenges we face, elsewhere in the notes to the financial statements included in this Form 10-Q, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and under “Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2007, or 2007 10-K.

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
     The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from the outcome of uncertainty regarding the Company’s ability to extend the line of credit at Westmoreland Resources, Inc., or WRI, improve the operating performance of its mines, finance the bonding requirements for its new mining areas, or sell some of its assets to meet its obligations.
     The major factors impacting the Company’s liquidity are:
•	Renewal of the WRI revolving credit facility at its original $20 million level.

•	Generation of sufficient dividends by the Company’s operations to cover the parent company’s heritage health benefit, pension, and general corporate obligations.

•	Limitations under our current debt agreements on the ability of WML and ROVA to pay dividends to the parent company. WML is required to maintain reserve accounts at specified levels, and the amount of dividends paid by WML to the parent company is subject to restrictions based on changes in reserve account balances or results of operations. No dividends may be paid by ROVA until its floating rate debt is repaid, which we expect should occur during the first half of 2009. The distribution of excess cash from WRI and WRM is subject to fewer restrictions and can generally be advanced to the parent company at any time.

•	Cash collateral requirements for additional reclamation bonds in new mining areas.

•	Capital expenditures required for possible expansion of the WRI mine.
     The principal sources of cash flow to WCC are distributions from WRI, ROVA, and WML, all of which are subject to restrictions contained in their respective debt agreements. Distributions from ROVA and WML are made quarterly or semiannually and are subject to compliance with certain funding conditions, whereas distributions from WRI may be made when available. Accordingly, WCC has relied significantly on distributions from WRI to meet its financial obligations, principally heritage health benefit and pension costs, and corporate costs.
     On October 28, 2008, WRI’s $20.0 million revolving credit facility matured and the facility was extended on an interim basis at a maximum borrowing level of $10.0 million through November 28, 2008. WRI has reached an understanding with its lenders regarding the renewal of the line of credit for $20.0 million, pending final bank approval later in November, 2008. There can be no assurances that WRI will be able to obtain the financing on terms acceptable to it, or at all.
     Even with a renewal of WRI’s line of credit at the $20 million level, the Company will continue to seek additional sources of liquidity. The Company projects that, if it receives a favorable private letter ruling from the IRS on its Indian Coal Tax Production Credit transactions, even in the absence of obtaining additional liquidity, it would be able to meet its cash flow needs for the next twelve months through the deferral of certain capital investments and bonding deposits associated with new mine development. If the Company does not receive a favorable private letter ruling or is unable to postpone certain investments, and is unable to obtain additional financing or sell some of its assets, the Company could be unable to pay its heritage health benefit, pension, and corporate obligations as they come due.
     In 2008, the Company has taken four significant steps to improve its liquidity.

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
     These three steps increased consolidated working capital by $73.9 million from December 31, 2007 to September 30, 2008.
     Fourth, on October 16, 2008, WRI entered into a series of transactions in order to monetize the Indian Coal Production Tax Credits available to it. If a favorable private letter ruling is received on the transactions from the Internal Revenue Service prior to April 1, 2009, the Company could realize net cash flows of up to $37.1 million before taxes through 2012. See Note 19 “Subsequent Event — Indian Coal Tax Credit.”
     In addition to its efforts to renew the WRI revolving credit facility, the Company is pursuing additional alternatives in its efforts to continue to improve its liquidity during the remainder of 2008 and 2009.
     The Company is in active discussions with potential buyers regarding the sale of certain assets, but it is not certain such sale could be completed in the time required to meet the Company’s cash needs. There can be no assurance that any sale could be completed on a timely basis or on terms acceptable to the Company.
     The Company is pursuing alternatives to meet future reclamation bond requirements with reduced amounts of cash collateral as it enters new mining areas.
     WCC is also attempting to improve its liquidity by improving the operating performance of its mines. The Company believes that increases in tons produced and sold, improvements in productivity and its continued focus on cost control at WCC’s mining operations during the remainder of 2008 and in 2009 should improve the Company’s liquidity.
     WRI is evaluating potential sale-leaseback transactions for some of the equipment used at the Absaloka Mine.
Factors Affecting our Liquidity
     Pension and Heritage Health Benefit Costs
     Our health benefit costs consist primarily of payments for postretirement medical and workers’ compensation benefits. We are also obligated for employee pension, Combined Benefit Fund, or CBF, and pneumoconiosis benefits. It is important to note that retiree health benefit costs are directly affected by increases in medical service costs, prescription drug costs and mortality rates. The most recent actuarial valuations of our postretirement medical benefit obligations, which pertain to former employees who worked in our mines and are guaranteed life-time benefits under the federal Coal Act, indicated that our postretirement medical benefit payments would increase annually through 2016 and then decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines.
     As part of the WML refinancing, we are required by the loan covenants to make additional pension contributions in 2008 to achieve a 90% funding status. We made payments of $3.2 million to our pension plans in the third quarter of 2008 and estimate that we will be required to make payments of approximately $0.4 million in the fourth quarter of 2008. Under the provisions of the agreement, the funding status of the plans is determined on January 1 of each year. We are required to make payments to the pension plans to fund any shortfall under these provisions by September 15 of each year. Based on the significant decline in the value of pension assets since the beginning the year, we may be required to make additional future contributions under these provisions to the plans, if the value of the pension assets does not increase by the January 1, 2009, determination date. The amount of such required contributions could be significant. At September 30, 2008, the total value of the pension assets was $47.3 million as compared to $51.0 million at December 31, 2007.
     The following table shows the actual payments we made and the Medicare Part D subsidies we received in the first nine months of 2008, and the expected payments and subsidies for the entire 2008 year:

	First Nine Months	Entire
	of 2008	2008 Year
	Actual	Expected
	Payments and	Payments and
	(Receipts)	(Receipts)
	(In millions)
Postretirement medical benefits	$13.9	$20.7
Pension contributions	4.5	4.9
CBF premiums	2.6	3.5
Workers’ compensation benefits	0.8	1.0
Medicare D subsidies received	(1.0)	(1.7)
     Absaloka Mine Acquisition and WRI Debt
     On March 30, 2007, we assumed operations of our Absaloka Mine from Washington Group Incorporated, or WGI, and additionally purchased from WGI mining and office equipment for $7.9 million and tools, spare parts and supplies, and coal inventory for $2.3 million. As part of the transaction, WGI released the $7.0 million reclamation escrow account to WRI, and WRI released WGI from its financial obligation to complete final reclamation of the mine.
     On October 29, 2007, WRI executed a Business Loan Agreement, or Agreement, with First Interstate Bank, Billings, Montana. The Agreement provided WRI with term debt of $8.5 million and an initial revolving credit facility of $20.0 million. The term debt requires sixteen quarterly payments of principal and interest with the final payment due September 20, 2011. The revolving credit facility matured October 28, 2008 and on that date, First Interstate Bank extended the facility at a maximum borrowing level of $10.0 million with a maturity date of November 28, 2008. Interest on both the term debt and the revolving credit facility is payable at the prime rate (5.0% per annum at September 30, 2008). The two debt instruments are collateralized by WRI’s inventory, chattel paper, accounts and notes receivable, and equipment.

     WCC is the guarantor of the debt under the Agreement and its guaranty is secured by a pledge of WCC’s interest in WRI. The Agreement requires WRI to comply with certain covenants and minimum financial ratio requirements related to debt coverage, tangible net worth and capital expenditures. As of September 30, 2008, WRI was in compliance with such covenants.
     The Company is in discussions with First Interstate Bank and other financing sources regarding renewal of the revolving credit agreement. If WRI is unsuccessful in renewing the facility, it will be required to repay outstanding borrowings. If WRI is unable to renew the facility, lenders will be entitled to foreclose on the collateral. See Note 1 “Nature of Operations and Liquidity” to our Consolidated Financial Statements.
     WML Debt
     On June 26, 2008, WML completed a refinancing of its debt. The refinancing increased WML’s outstanding debt from $89.0 million to $125.0 million, reduced WML’s restricted cash from $31.5 million to $5.0 million, and modified maturity dates and interest rates. The Company received an $8.5 million cash distribution from WML as part of the refinancing.
     The refinancing permits WML to make quarterly distributions to WCC. WML may distribute up to 100% of its excess cash flow, as that term is defined in the note purchase agreement, after fully funding the debt service reserve account and reserving $1.0 million per quarter for working capital purposes. As of September 30, 2008, the debt service reserve account was fully funded at $5.0 million.
     The WML refinancing provides for $125.0 million of fixed rate term debt. The term debt bears interest at 8.02% per annum, payable quarterly. The principal payments required for the term debt are $7.5 million in 2011, $14.0 million in 2012, $18.0 million in 2013, $18.0 million in 2014, $20.0 million in 2015, and $47.5 million thereafter. The term debt is payable in full on March 31, 2018.
     The refinancing also amended the 2001 Revolving Credit Agreement, or the Revolver, by increasing the borrowing limit from $20.0 million to $25.0 million and extending the maturity date to June 26, 2013. WML has two interest rate options to choose from on the Revolver. The Base Rate option bears interest at a base rate plus 0.50% and is payable quarterly (8.0% per annum at September 30, 2008). The London Interbank Offering Rate, or LIBOR, option bears interest at LIBOR plus 3.0%. In addition, a commitment fee of 0.50% of the average unused portion of the available Revolver is payable quarterly (6.7% per annum at September 30, 2008). As of September 30, 2008, a letter of credit for $1.9 million was supported by WML’s Revolver.
     The term debt and Revolver are secured by substantially all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC; the Company’s membership interest in WML; and the stock of WSC, WECO and DWC. WECO, DWC, and WSC have guaranteed WML’s obligations with respect to the term debt and under the Revolver. WML is required to comply with certain loan covenants related to liquidity, indebtedness, and capital investments. As of September 30, 2008, WML was in compliance with such covenants.
     ROVA Debt
     The March 17, 2008 ROVA debt refinancing provided for approximately $107.0 million of fixed rate term debt with interest rates varying from 6.0% to 11.42%. The weighted average interest rate on the fixed rate term debt is 8.30% per annum. The principal payments required for the fixed rate term debt are $29.1 million in 2008, $22.3 million in 2009, $9.4 million in 2010,

$8.0 million in 2011 and $8.8 million in 2012. The term debt is to be fully repaid before the end of 2015.
     The refinancing also provided for approximately $11.5 million in floating rate debt with a final maturity no later than January 31, 2011. Interest on the floating rate term debt is payable quarterly at the three-month LIBOR rate plus 4.50% (8.55% per annum at September 30, 2008). Payments required on the floating rate debt are to be made from quarterly distributions from ROVA, if any, and will vary each quarter. The Company will not receive a distribution from ROVA until the principal balance of the floating rate debt is paid. The balance of the floating rate debt at September 30, 2008, was $5.8 million.
     The refinancing provided for a $6.0 million revolving loan with a maturity of April 30, 2015. Interest on the revolving loan is payable quarterly at the three-month LIBOR rate plus 1.375% (5.43% per annum at September 30, 2008).
     The fixed and the floating rate debt as well as the revolving loan are secured by a pledge of the quarterly cash distributions from ROVA. ROVA is required to comply with certain loan covenants related to interest and fixed charge coverage. As of September 30, 2008, ROVA was in compliance with such covenants.
     Economic Trends Affecting the Coal Industry and the Company
     Our ongoing and future business needs may also affect liquidity. We do not anticipate that our revenues will diminish materially as a result of most of our coal and power production is sold under long-term contracts, which help insulate us from unfavorable market developments. However, contract price reopeners, contract renegotiations, contract expirations or terminations and market competition could affect future coal revenues and our liquidity.
Cash Balances and Available Credit
     Consolidated cash and cash equivalents at September 30, 2008, totaled (in thousands):

WML	$43,320
ROVA	6,357
Westmoreland Risk Management	3,127
Other	265

Total consolidated cash and cash equivalents	$53,069

Lines of Credit
     Amounts outstanding and available to borrow under the revolving lines of credit of the Company’s subsidiaries at September 30, 2008 (in millions):

	Total Line of	Amounts	Letters of	Available to
	Credit	Outstanding	Credit	Borrow

WML	$25.0	$—	$1.9	$23.1
WRI	20.0	11.9	—	8.1
ROVA	6.0	—	—	6.0

	$51.0	$11.9	$1.9	$37.2

     The cash and available credit at WML and ROVA are available to the Company through quarterly distributions. However, the loan agreements of WML and ROVA require debt service accounts and impose timing and other restrictions on the ability of ROVA and WML to distribute funds to WCC. WRI can distribute cash available from its revolving line of credit to the Company through dividends. Because the WRI loan agreement imposes fewer restrictions on the ability of

WRI to make distributions to WCC, WRI has been a significant source of liquidity for WCC. The cash at Westmoreland Risk Management, our captive insurance subsidiary, is available to the Company through dividends, subject to maintaining a statutory minimum level of capital.
     On October 28, 2008, WRI’s revolving credit facility matured and was extended on an interim basis at a maximum borrowing level of $10.0 million through November 28, 2008. See Note 1 “Nature of Operations and Liquidity” to our Consolidated Financial Statements.
Restricted Investments and Bond Collateral
     Restricted investments and bond collateral as of September 30, 2008 and December 31, 2007, are shown in the table below:

	September 30,	December 31,
	2008	2007
	(In thousands)
ROVA debt service and prepayment accounts	$16,490	$30,840

WML debt service, long-term prepayment and reclamation escrow	9,982	33,271

WRI reclamation	5,630	5,469

Cash deposits for interest-bearing worker’s compensation and postretirement medical benefit cost obligation bonds	7,420	6,924

Restricted investments and bond collateral	$39,522	$76,504

     In addition, we had accumulated deposits of $68.6 million at September 30, 2008, representing cash received from customers of the Rosebud Mine plus interest earned on the deposits, to pay for reclamation.
Off-Balance Sheet Arrangements
     At September 30, 2008, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources.
Historical Sources and Uses of Cash
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30
	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities	$32,964	$65,430
Investing activities	9,712	(29,758)
Financing activities	(9,343)	(47,666)
     Cash provided by operating activities decreased $32.5 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily as a result of a $22.0 million increase in our net loss, which was offset with $8.5 million of non-cash interest expense and $2.3 million of non-cash loss on extinguishment of debt. In 2008, the Company’s operating cash flows were also negatively impacted by $3.1 million in severance payments associated with our restructuring plan. Our 2007 operating cash flows benefitted from $5.6 million of cash received from the black lung trust fund and $10.0 million of cash for a reserve dedication fee from a customer.
     Cash provided by investing activities increased $39.5 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase was primarily the result of the reduction in restricted investments and bond collateral from the ROVA and WML debt refinancings. In addition, the cash flows for the first nine months of 2007 included $16.9 million paid in connection with the acquisition of WGI’s minority interest at our Absaloka Mining operations and our assumption of the mine’s operations. This payment was offset by $12.7 million of proceeds received from the sale of our royalty interest at our Caballo Mine.
     Cash used in financing activities decreased by $38.3 million in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The decrease is a result of the ROVA and WML debt refinancings, which primarily represented the long-term borrowings in the first nine months of 2008 of $205.4 million, which was offset by $202.7 million of debt repayments. In 2007, $57.2 million of long-term debt payments were made during the first nine months with only $5.2 million of corresponding borrowings during the period.
     The Company’s working capital deficit at September 30, 2008, decreased by $73.9 million to approximately $9.1 million compared to an $83.0 million deficit at December 31, 2007. The increase in working capital was primarily a result of the ROVA and WML debt refinancing which have increased cash and cash equivalents by $33.3 million and reduced current installments of long-term debt by $47.9 million and amounts outstanding under the Company’s revolving lines of credit by $2.3 million.

RESULTS OF OPERATIONS
Quarter Ended September 30, 2008, Compared to Quarter Ended September 30, 2007.
     Coal Operations
     The following table shows comparative coal revenues, cost of sales, production and percentage changes between periods:

	Quarter Ended September 30,
			Increase
	2008(1)	2007	(Decrease)
	(In thousands)		$	%

Coal	$117,288	$106,670	$10,618	10.0%
Cost of sales — coal	97,593	88,388	9,205	10.4%
Tons sold — millions of equivalent coal tons	7.8	7.7	0.1	1.3%
Coal sales realization per ton sold	$15.09	$13.83	$1.26	9.1%

(1)	Coal revenue and cost of sales include $12.2 million related to the settlement of two coal royalty claims at our Rosebud Mine. The amount represents the portion of the settlement that will be reimbursed by the Rosebud Mine’s customers. Excluding this amount, coal revenue decreased 1.4%, cost of sales-coal decreased 3.3%, and coal sales realization per ton sold decreased 2.2%
     Excluding the effect of the anticipated royalty settlements, our coal segment’s revenues decreased by approximately $1.5 million from the third quarter of 2007 to the third quarter of 2008. The decrease was primarily the result of the impact of our Jewett Mine’s new cost-plus contract, which was partially offset with increased production at our Absaloka Mine.
     Excluding the effect of the anticipated royalty settlements, our coal segment’s cost of sales in the third quarter of 2008 decreased by approximately $3.0 million from the third quarter of 2007. The Jewett Mine’s new contract reduced our cost of sales as our customer accepted responsibility for all capital equipment, inventory, and reclamation costs. Costs decreased further due to a lower accrual to the Crow Tribe regarding our tax credit sharing agreement. In addition, a $1.1 million write-off of inventory occurred during the third quarter of 2007 associated with the new contract at our Jewett Mine. These cost decreases were partially offset by increased production costs at our Absaloka Mine, increases in fuel and other variable production costs at our Rosebud and Beulah Mines, and a $2.6 million net charge taken for the anticipated settlement of two coal royalty claims at our Rosebud Mine.
     Tons of coal sold increased by approximately 0.1 million tons in the third quarter of 2008 from the third quarter of 2007.
     The following table shows comparative coal operating expenses, loss or gain on sale of assets and percentage changes between periods:

	Quarter Ended September 30,
			Increase
	2008	2007	(Decrease)
	(In thousands)		$	%

Depreciation, depletion and amortization	$8,411	$7,366	$1,045	14.2%
Selling and administrative	6,612	5,927	685	11.6%
Restructuring charges	—	136	(136)	-100.0%
Loss (gain) on sale of assets	(8)	137	(145)	-105.8%
     Our coal segment’s depreciation, depletion, and amortization expense in the third quarter of 2008 increased by $1.0 million from the third quarter of 2007. This increase resulted primarily from an increase in depreciation at our Rosebud and Absaloka Mines due to new capital investments. This increase was partially offset by a decrease in our depreciation at our Jewett

Mine as our customer accepted responsibility for capital purchases under the new cost-plus contract.
     Our third quarter 2008 coal segment’s selling and administrative expenses increased by $0.7 million from the third quarter of 2007 primarily as a result of the increased cost of insurance coverage. The increase was offset with a reduction in personnel costs and legal fees.
     Power Operations
     The following table shows comparative power revenues, cost of sales, production and percentage changes between periods:

	Quarter Ended September 30,
			Increase
	2008	2007	(Decrease)
	(In thousands)		$	%

Power	$23,969	$23,469	$500	2.1%
Independent power projects — equity in earnings	48	94	(46)	-48.9%
Cost of sales — energy	14,884	15,346	(462)	-3.0%
MW hours — thousands	441	435	6	1.4%
Average capacity factors	95.8%	96.0%	-0.002	-0.2%
     Our power segment’s revenues in the third quarter of 2008 increased by approximately $0.5 million from the third quarter of 2007. This increase was primarily the result of an increase in MW hours sold which was attributable to unplanned outages during the third quarter of 2007.
     Our power segment’s cost of sales in the third quarter of 2008 also decreased by $0.5 million from the third quarter of 2007. This decrease was primarily the result of decreased maintenance costs resulting from the unplanned outages in the third quarter of 2007, which was partially offset by increases in variable production costs in the quarter.
     The following table shows comparative power operating expenses, loss or gain on sale of assets and percentage changes between periods:

	Quarter Ended September 30,
			Increase
	2008	2007	(Decrease)
	(In thousands)		$	%

Depreciation, depletion and amortization	$2,432	$2,417	$15	0.6%
Selling and administrative	977	1,448	(471)	-32.5%
Restructuring charges	—	585	(585)	-100.0%
Loss (gain) on sale of assets	(875)	$20	(895)	-4475.0%
     Our power segment’s selling and administrative expenses in the third quarter of 2008 decreased by $0.5 million from the third quarter of 2007. This decrease was primarily the result of reduced labor costs attributable to the execution of our restructuring plan.
     In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on our analysis of our internal operations, our future customer commitments, our current and potential markets, and our financial projections for profitability. During the third quarter of 2007, we recorded a restructuring charge of $0.6 million in our power segment, which primarily consisted of termination benefits and outplacement costs. We did not record a restructuring charge during the third quarter of 2008.
     In the third quarter of 2008, we recorded a gain on sale of assets of $0.9 million from the sale of our 4.49% interest in the Ft. Lupton project.

     Corporate
     The following table shows comparative corporate operating expenses, loss or gain on sale of assets and percentage changes between periods:

	Quarter Ended September 30,
			Increase
	2008	2007	(Decrease)
	(In thousands)		$	%

Depreciation, depletion and amortization	$126	$81	$45	55.6%
Selling and administrative	1,864	3,009	(1,145)	-38.1%
Restructuring charges	—	1,012	(1,012)	-100.0%
     Our corporate segment’s selling and administrative expenses decreased by $1.1 million in the third quarter of 2008 compared to the third quarter of 2007. This decrease was primarily due to reduced business development costs and reduced personnel costs which resulted from the execution of our restructuring plan.
     During the third quarter of 2007, we recorded a restructuring charge of $1.0 million in our corporate segment, which primarily consisted of termination benefits and outplacement costs. We did not record a restructuring charge during the third quarter of 2008.
     Heritage
     The following table shows comparative heritage operating expenses and percentage changes between periods:

	Quarter Ended September 30,
			Increase
	2008	2007	(Decrease)
	(In thousands)		$	%

Selling and administrative	$304	$194	$110	56.7%
Heritage health benefit expenses	6,659	7,607	(948)	-12.5%
     During the third quarter of 2008, our heritage segment’s costs decreased by $0.9 million from the third quarter of 2007 which resulted primarily from favorable actuarial projections and increases in discount rates.

     Interest Expense, Interest Income, and Other Expense and Income
     The following table shows comparative consolidated interest expense and income, minority interest, loss on extinguishment of debt, other expense and income and percentage changes between periods:

	Quarter Ended September 30,
			Increase
	2008	2007	(Decrease)
	(In thousands)		$	%

Other expense:
Interest expense	$5,839	$5,934	$(95)	-1.6%
Minority interest	—	464	(464)	-100.0%

Other income (expense):
Interest income	1,264	2,001	(737)	-36.8%
Other income (expense)	(774)	25	(799)	-3196.0%
     Interest income decreased $0.7 million in the third quarter of 2008 compared to third quarter of 2007. The decrease was primarily due to a large portion of our restricted investments being used in the refinancing of our power and mining debt obligations during the first and second quarters of 2008.
     Other income (expense) decreased $0.8 million in the third quarter of 2008 compared to the third quarter of 2007, primarily due to other-than-temporary declines in the value of marketable securities.
     Income tax
     The following table shows comparative income tax expense (benefit) and the percentage change between periods:

	Quarter Ended September 30,
			Increase
	2008	2007	(Decrease)
	(In thousands)		$	%

Income tax expense (benefit) from continuing operations	$130	$(95)	$225	-236.8%
     Income tax expense and benefit in both periods relates to obligations for state income taxes in North Carolina, Texas and Minnesota.

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007.
     Coal Operations
     The following table shows comparative coal revenues, cost of sales, production and percentage changes between periods:

	Nine Months Ended September 30,
			Increase
	2008(1)	2007	(Decrease)
	(In thousands)		$	%

Coal	$318,102	$311,508	$6,594	2.1%
Cost of sales — coal	264,697	255,826	8,871	3.5%
Tons sold — millions of equivalent coal tons	21.8	22.2	-0.4	-1.8%
Coal sales realization per ton sold	$14.61	$14.02	$0.59	4.2%

(1)	Coal revenue and cost of sales include $12.2 million related to the settlement of two coal royalty claims at our Rosebud Mine. The amount represents the portion of the settlement that will be reimbursed by the Rosebud Mine’s customers. Excluding this amount, coal revenue decreased 1.8%, cost of sales-coal decreased 1.3%, and coal sales realization per ton sold increased 0.2%
     Excluding the effect of the anticipated royalty settlements, our coal segment’s revenues decreased by approximately $5.6 million from the first nine months of 2007 to the first nine months of 2008. The decrease was primarily the result of the impact of the terms of our Jewett Mine’s new cost-plus contract. The decrease was partially offset with increased production at our Rosebud Mine and increased prices at our Beulah Mine. In addition our Absaloka Mine’s revenue increased as higher contract prices were partially offset by a decrease in tons sold due to the Mine’s work stoppage and unscheduled customer outages. In June 2008, during negotiation over a collective bargaining agreement to replace the previous agreement that expired in March 2008, represented employees at the Absaloka Mine imposed a ten-day work stoppage. On June 17, 2008, the Absaloka Mine resumed full operation after the Company and the union entered into a new three-year agreement.
     Excluding the effect of the anticipated royalty settlements, our coal segment’s cost of sales in the first nine months of 2008 decreased by approximately $3.3 million from the first nine months of 2007. Our Jewett Mine’s new contract reduced our cost of sales as our customer accepted responsibility for capital equipment, inventory, and reclamation costs. Costs decreased further due to a lower accrual to the Crow Tribe regarding our tax credit sharing agreement. In addition, a $1.1 million write-off of inventory occurred during the third quarter of 2007 associated with the new contract at our Jewett Mine. These cost decreases were partially offset by increased production at our Rosebud Mine and increases in fuel and other variable costs at our Rosebud and Beulah Mines, and a $2.6 million net charge taken for the anticipated settlement of two coal royalty claims at our Rosebud Mine. In addition, our Absaloka Mine’s cost of sales increased due to higher commodity and maintenance costs. This increase was partially offset by reduced variable costs resulting from the Absaloka Mine’s work stoppage and unscheduled customer outages.
     Tons of coal sold decreased by approximately 0.4 million tons in the first nine months of 2008 from the first nine months of 2007. The decrease was primarily the result of reduced tons sold at our Absaloka Mine, due to the Mine’s work stoppage and unscheduled customer outages. The decrease was partially offset with increased production at the Rosebud Mine.

     The following table shows comparative coal operating expenses, loss or gain on sale of assets and percentage changes between periods:

	Nine Months Ended September 30,
			Increase
	2008	2007	(Decrease)
	(In thousands)		$	%

Depreciation, depletion and amortization	$23,312	$20,857	$2,455	11.8%
Selling and administrative	17,421	19,268	(1,847)	-9.6%
Restructuring charges	155	363	(208)	-57.3%
Loss (gain) on sale of assets	(605)	(54)	(551)	1020.4%
     Our coal segment’s depreciation, depletion, and amortization expense in the first nine months of 2008 increased by approximately $2.5 million from the first nine months of 2007. This increase resulted primarily from increased depletion expenses from asset retirement cost assets, which increased at the end of 2007 as a result of updated engineering studies, as well as from increases in capital expenditures and new equipment capital leases at the mines. These increases were partially offset by a decrease in our Jewett Mine’s depreciation as our customer accepted responsibility for capital purchases under the new cost-plus contract.
     Our coal segment’s selling and administrative expenses in the first nine months of 2008 decreased by $1.8 million from the first nine months of 2007. This decrease was primarily the result of reduced labor, professional fees, and information technology costs in 2008 due to the execution of our restructuring plan initiated during 2007.
     Power Operations
     The following table shows comparative power revenues, cost of sales, production and percentage changes between periods:

	Nine Months Ended September 30,
			Increase
	2008	2007	(Decrease)
	(In thousands)		$	%

Power	$67,970	$66,775	$1,195	1.8%
Independent power projects — equity in earnings	250	277	(27)	-9.7%
Cost of sales — energy	43,623	42,724	899	2.1%
MW hours — thousands	1,252	1,260	(8)	-0.6%
Average capacity factors	91.7%	93.7%	-2.0%	-2.1%
     Our power segment’s revenues in the first nine months of 2008 increased by approximately $1.2 million from the first nine months of 2007. This revenue increase was primarily the result of increased revenue per MW hour sold due to increases in contract pricing.
     Our power segment’s cost of sales in the third quarter of 2008 increased by $0.9 million from the first nine months of 2007. This increase was primarily the result of an increase in variable production costs due to commodity increases, offset by decreased maintenance costs due to timing of repairs.

     The following table shows comparative power operating expenses, loss or gain on sale of assets and percentage changes between periods:

	Nine Months Ended September 30,
			Increase
	2008	2007	(Decrease)
	(In thousands)		$	%

Depreciation, depletion and amortization	$7,278	$7,256	$22	0.3%
Selling and administrative	3,342	4,698	(1,356)	-28.9%
Restructuring charges	—	668	(668)	-100.0%
Loss (gain) on sale of assets	(875)	18	(893)	-4961.1%
     Our power segment’s selling and administrative expenses in the first nine months of 2008 decreased by $1.4 million from the first nine months of 2007. This decrease was primarily the result of reduced labor costs in our power segment, resulting from the execution of our restructuring plan.
     During the first nine months of 2007, we recorded a restructuring charge of $0.7 million in our power segment, which primarily consisted of termination benefits and outplacement costs. We did not record a restructuring charge during the first nine months of 2008.
     In the third quarter of 2008, we recorded a gain on sale of assets of $0.9 million from the sale of our 4.49% interest in the Ft. Lupton project.
     Corporate
     The following table shows comparative corporate operating expenses, loss or gain on sale of assets and percentage changes between periods:

	Nine Months Ended September 30,
			Increase
	2008	2007	(Decrease)
	(In thousands)		$	%

Depreciation, depletion and amortization	$289	$250	$39	15.6%
Selling and administrative	8,724	9,739	(1,015)	-10.4%
Restructuring charges	473	2,981	(2,508)	-84.1%
Loss (gain) on sale of assets	—	(5,641)	5,641	-100.0%
     Our corporate segment’s selling and administrative expenses decreased by $1.0 million in the first nine months of 2008 compared to the first nine months of 2007. This decrease was primarily due to lower business development costs and reduced personnel costs resulting from the execution of our restructuring plan.
     During the first nine months of 2007 and 2008, we recorded a restructuring charge of $3.0 million and $0.5 million, respectively, in our corporate segment, which primarily consisted of termination benefits and outplacement costs.
     On February 27, 2007, the Company sold its royalty interest in a property at Peabody Energy Corporation’s Caballo Mine in Wyoming to Natural Resource Partners L.P. The sale of the royalty interest resulted in a gain of approximately $5.6 million during the first quarter of 2007.

     Heritage
     The following table shows comparative heritage operating expenses and percentage changes between periods:

	Nine Months Ended September 30,
			Increase
	2008	2007	(Decrease)
	(In thousands)		$	%

Selling and administrative	$1,067	$506	$561	110.9%
Heritage health benefit expenses	21,867	17,812	4,055	22.8%
     Our Heritage segment’s selling and administrative expenses increased by $0.6 million in the first nine months of 2008 compared to the first nine months of 2007. This increase was primarily due to an increase in legal and professional fees related to our heritage health benefit plans.
     During the first nine months of 2008 heritage costs increased by $4.1 million from the first nine months of 2007. This increase resulted primarily from a $5.8 million settlement reached with the Combined Benefit Fund, which was recorded as a reduction in heritage costs in the first nine months of 2007. The increase was partially offset with a decrease in expenses resulting from favorable actuarial projections and increases in discount rates.
     Interest Expense, Interest Income, and Other Expense and Income
     The following table shows comparative consolidated interest expense and income, minority interest, loss on extinguishment of debt, other expense and income and percentage changes between periods:

	Nine Months Ended September 30,
			Increase
	2008	2007	(Decrease)
	(In thousands)		$	%

Other expense:
Interest expense	$17,396	$18,754	$(1,358)	-7.2%
Interest expense attributable to beneficial conversion feature	8,108	—	8,108	—
Loss on extinguishment of debt	5,178	—	5,178	—
Minority interest	—	1,194	(1,194)	-100.0%

Other income (expense):
Interest income	3,817	6,496	(2,679)	-41.2%
Other income (expense)	(559)	174	(733)	-421.3%
     Interest expense decreased $1.4 million for the first nine months of 2008 compared to the first nine months of 2007. The decrease resulted primarily from the reduction in our ROVA debt levels following the refinancing of that debt, which was partially offset by an increase in our mining debt interest following the refinancing of that debt.
     In the first nine months of 2008, we recorded $8.1 million of non-cash interest expense attributable to the beneficial conversion feature of the senior secured convertible notes issued in the first quarter and the additional notes issued for the payment of interest in kind in the second quarter.
     We recorded a total of $5.2 million in losses related to the extinguishment of debt due to our power and mining debt refinancings during the first nine months of 2008.

     We recorded $1.2 million in minority interest expense during the first nine months of 2007 associated with the minority interest in our Absaloka Mine. We purchased the minority interest in the third quarter of 2007.
     Interest income decreased $2.7 million in the first nine months of 2008 compared to the first nine months of 2007. Our interest income decreased primarily as a large portion of our restricted investments were used in the refinancing of our power and mining debt obligations.
     Other income (expense) decreased $0.7 million for the first nine months of 2008 compared to the first nine months of 2007, primarily due to other-than-temporary declines in the value of marketable securities.
     Income tax
     The following table shows comparative income tax expense (benefit) and the percentage change between periods:

	Nine Months Ended September 30,
			Increase
	2008	2007	(Decrease)
	(In thousands)		$	%

Income tax expense (benefit) from continuing operations	$373	$(3)	$376	-12533.3%
     Income tax expense and benefit in both periods relates to obligations for state income taxes in North Carolina, Texas and Minnesota.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.
Commodity Price Risk
     The Company produces and sells commodities — principally coal and electric power — and purchases commodities — principally diesel fuel, steel and electricity.
     The Company produces and sells coal through its subsidiaries, WRI, WML, and Westmoreland Coal Sales Company, and the Company produces and sells electricity through its subsidiary Westmoreland Energy LLC. Nearly all of the Company’s coal production and all of its electricity production are sold through long-term contracts with customers. These long-term contracts reduce the Company’s exposure to changes in commodity prices. These contracts typically contain price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised. The price may be adjusted in accordance with changes in broad economic indicators, such as the consumer price index, commodity-specific indices, such as the PPI-light fuel oils index, and/or changes in our actual costs. Contracts may also contain periodic price reopeners or renewal provisions, which give us the opportunity to adjust the price of our coal to reflect developments in the marketplace.
     From time to time, the Company enters into derivative instruments on the notional amount of the contract to manage a portion of its exposure to the price volatility of diesel fuel used in its operations. In a typical commodity swap agreement like those to which the Company was party, the Company receives the difference between a fixed price per gallon of diesel fuel and a price based on an agreed upon published, third-party index if the index price is greater than the fixed price. If the fixed price is greater than the index price, the Company pays the difference on the notional amount of the contract. At September 30, 2008, the Company was not a party to any derivative contracts.
Interest Rate Risk
     The Company and its subsidiaries are subject to interest rate risk on its debt obligations. The debt obligations shown in the table below are indexed to either the prime rate or LIBOR. Based on balances outstanding as of September 30, 2008, a change of one percentage point in the prime interest rate or LIBOR would increase or decrease interest expense on an annual basis by the amount shown below (in thousands):

Effect of 1% increase or
1% decrease
Revolving lines of credit	$119
ROVA’s term debt	58
WRI term debt	69
     The estimated fair values at September 30, 2008 of the Company’s long-term debt with fixed interest rates are as follows (in thousands):

	Carrying Value	Fair Value

Practicable to estimate fair value	$214,830	$203,619
Not practicable to estimate fair value	15,441	—
     It was not practicable to estimate the fair value of the Company’s convertible debt as we have not yet obtained or developed the valuation model necessary to make the estimate, and the cost of obtaining an independent valuation appears excessive relative to the materiality of the instrument to the Company. The convertible debt has a carrying value of $15.4 million, an interest rate of 9.0% per annum and is payable in full on March 4, 2013. At September 30, 2008 the notes are convertible into 1,544,103 shares of the Company’s common stock, par value $2.50 per share, at a conversion price of $10.00 per share.
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
     Our chief executive officer and chief financial officer have concluded, based on this evaluation, that as of September 30, 2008, the end of the period covered by this report, our disclosure controls and procedures were not effective.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the changes that were designed to remediate the material weaknesses regarding the Company’s controls identified in the Company’s Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2006.
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

ITEM 1A
RISK FACTORS
     In addition to the trends and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are subject to the risk factors set forth in our 2007 Form 10-K. In addition, investors should consider the following additional risk factors.
     WRI’s inability to renew its revolving line of credit on November 28, 2008, or a renewal at lower than prior levels, would result in cash flow deficits for the Company. Even if the line of credit is renewed, the Company could face additional liquidity issues, including those resulting from global economic conditions.
     WRI owes $7.7 million as of November 13, 2008, under a line of credit with First Interstate Bank, or FIB, that is due on November 28, 2008. WRI had a $20.0 million line of credit that matured on October 28, 2008, and $10.0 million of that facility was extended for 30 days. The reduction in the borrowing capacity was due to the decision of a participant bank not to renew its participation in the credit facility. While WRI has reached an understanding with FIB and another lending source regarding the renewal of the line of credit at the $20 million level, particularly in view of current uncertainties in the credit markets, there can be no assurance that WRI will be successful in finalizing such renewal on terms acceptable to it, if at all. The Company relies on dividends from its subsidiaries, most significantly from WRI, to meet heritage and corporate obligations. As a result, the nonrenewal of the WRI revolving line of credit or a renewal at the $10.0 million level, coupled with the inability of the Company to obtain additional financing from other sources, could result in the Company being unable to pay its heritage and corporate obligations as they come due.
     If the line of credit is renewed at the $20.0 million level, the Company will continue to seek additional sources of capital to improve its liquidity, particularly in light of uncertainty related to receipt of the private letter ruling from the IRS on the Indian Coal Production Tax Credit transactions. Liquidity needs over the next twelve months may require that the Company defer capital investments and bonding requirements associated with new mine development. Liquidity problems may be exacerbated by global economic conditions, which have decreased investment returns and limited the availability of credit. WML is required by its loan covenants to ensure that the value of pension plan assets are at least 90% of actuarially determined pension liabilities. Recent severe declines in the investment values of pension plan assets will likely increase the amount of WML’s contribution. At December 31, 2007, the total value of pension plan assets was $51.0 million, compared with a value on September 30, 2008 of $46.3 million. An increase in WML’s required contribution to the pension plan could strain the Company’s liquidity situation. To meet its liquidity needs, the Company will consider various alternatives. It is seeking to sell certain assets and is in discussions with potential buyers, but it is not certain that asset sales could be completed in the time, or at the price, required to meet the Company’s cash needs. Limitations in the WML and ROVA debt agreements limit the ability of those subsidiaries to dividend funds to the Company in the amounts and in the time periods required for the Company to pay its heritage costs and corporate expenses. Ultimately, if WRI’s operating cash flows are insufficient to support WRI operations and provide for dividends to the Company in the amounts and time periods required to pay heritage and operating costs, and the Company is unable to obtain external financing at sufficient levels to pay such obligations, the Company would be unable to pay its heritage and corporate obligations as they come due.

     We have formed a limited liability company with an unrelated party to utilize Indian coal production tax credits that we have not been able to fully utilize.  We will share a significant portion of the benefits of the transaction with the Crow Tribe. Under certain circumstances, the transaction may be cancelled and we may be required to return payments received from the third party, including those that we have paid to the Crow Tribe but which we will not recoup.
       We have formed a limited liability company, or LLC, to which we have subleased the right to mine a fixed amount of coal from our Absaloka Mine.  The other member of the limited liability company (the “Investor”) will pay us for its membership interest through an initial cash payment of $4.0 million and payments under promissory notes, which are subject to contingencies as to timing and amount. We have submitted a request for a private letter ruling to the IRS that the tax credits will be available in these circumstances.  If a favorable private letter ruling is not received by April 2009, the transaction may not go forward, and any payments received in respect of the membership interest would be refunded.  This private letter ruling presents the IRS with a unique set of facts, and there is no assurance that the IRS will approve the private letter ruling in the form requested, or that it will not require changes in the terms of the transaction in ways that reduce the benefits we expect to receive.  Even if we receive the private letter ruling, there are certain issues that may be raised by the IRS in a subsequent audit of the tax returns of the members of the LLC.  If such a subsequent audit disqualifies the tax credits, we will be required to return to the Investor previously received payments under the notes, and the transaction would effectively be cancelled. If such a subsequent audit disallows the allocation of the tax credits, we may retain the previously received payments under the notes but the transaction would effectively be cancelled from the date of the disallowance. We paid to the Crow Tribe $1.25 million on closing of the transaction and will pay to the Crow Tribe 33% of each note payment we receive from the Investor and the Crow Tribe is only required to reimburse us under very limited circumstances. As a result, we could be required to repay the Investor but unable to recoup a total of up to $20.7 million of total payments forecast to be paid to the Crow Tribe. The Investor will receive 99% of the distributions from the LLC until it has received a 10% cumulative annual return on its initial $4.0 million cash investment, after which it will receive 5% of the distributions from the LLC. Under certain circumstances, the Investor can require us to liquidate the Investor’s capital account balance.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES
     See Note 12 “Stockholders’ Equity” to our Consolidated Financial Statements, which is incorporated by reference herein.
ITEM 5
OTHER INFORMATION
     The Company has accumulated but unpaid quarterly preferred dividends through and including October 1, 2008, in the amount of $16.9 million in the aggregate ($105.40 per preferred share or $26.35 per Depositary Share). The Company is prohibited from paying preferred stock dividends because there are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $160,000 at September 30, 2008).

ITEM 6
EXHIBITS

(a)	Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY
Date: November 14, 2008	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer (A Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Certifications pursuant to 18 U.S.C. Section 1350.