Form 10-K
period 2008-12-31
WESTMORELAND COAL CO
filed 2009-03-13
CIK 106455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Registrant’s telephone number, including area code:
(719) 442-2600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $2.50 per share	NYSE Alternext US
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
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting common stock held by non-affiliates as of June 30, 2008 was $134,698,392.

There were 9,620,711 shares outstanding of the registrant’s common stock, $2.50 par value per share (the registrant’s only class of common stock), as of March 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III.

WESTMORELAND COAL COMPANY

FORM 10-K
ANNUAL REPORT

Forward-Looking Disclaimer

Throughout this Form 10-K, we make statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled Risk Factors (refer to Part I, Item 1A). Specific factors that could cause actual results to differ materially from such forward-looking statements include, among others, the following:

•	worldwide economic conditions;

•	our ability to produce coal at existing and planned future operations;

•	changes in postretirement benefit and pension obligations;

•	availability and costs of credit, surety bonds and letters of credit;

•	inability to expand coal operations due to limitations in obtaining bonding capacity to back new mining permits;

•	our ability to maintain compliance with debt covenant requirements or obtain waivers from our lenders in cases of non-compliance;

•	the ability of our subsidiaries to pay dividends to us due to restrictions in our debt arrangements;

•	our ability to negotiate profitable coal contracts, price reopeners and extensions;

•	our ability to maintain satisfactory labor relations and our ability to successfully negotiate labor contracts, particularly at our Rosebud Mine;

•	financial stability of our customers, and their ability to continue to comply with their contractual commitments in a timely manner;

•	disruptions in delivery or changes in pricing from third party vendors of goods and services which are necessary for our operations, such as fuel, steel products, explosives and tires;

•	impact of weather on demand, production and transportation;

•	the performance of our Roanoke Valley power plants, or ROVA, and the structure of its contracts with its lenders and Dominion Virginia Power;

•	coal’s market share of electricity generation;

•	future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particular matter or greenhouse gases; and

•	our ability to raise additional capital, our access to financing and our ability to sell assets as discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of our goals. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

The words “we,” “our,” “the Company,” or “Westmoreland,” as used in this report refer to Westmoreland Coal Company and its applicable subsidiary or subsidiaries.

ITEM 1 —	BUSINESS.

Overview

We are an energy company organized as a Delaware corporation in 1910. We mine coal, which is used to produce electric power, and we own power-generating plants.

We own five surface mines, which are all located in the United States, which supply coal to power plants. Several of these power plants are located adjacent to our mines, and we sell virtually all our coal under multi-year contracts. Due to the generally longer duration and terms of our contracts, we enjoy relatively stable demand compared to competitors who sell more of their production on the spot market and under short-term contracts.

We sold 29.3 million tons of coal in 2008, less than 3% of all the coal produced in the United States. We were the tenth largest coal producer in the United States, ranked by tons of coal mined in 2008.

In addition to our mining operations, we own the Roanoke Valley power plants, or ROVA. ROVA consists of two coal-fired generating units with a total capacity of 230 megawatts. ROVA supplies power pursuant to long-term contracts.

Mining Operations

Surface mining involves removing overburden (earth and rock covering the coal) with heavy earth-moving equipment, such as draglines, power shovels, excavators and loaders. Once exposed, we drill, fracture and systematically remove the coal using haul trucks or conveyors to transport the coal to a preparation plant or to a loadout facility. We reclaim disturbed areas as part of our normal mining activities. After final coal removal, we use draglines, power shovels, excavators or loaders to backfill the remaining pits with the overburden removed at the beginning of the process. Once we have replaced the overburden and topsoil, we reestablish vegetation and make other improvements that have local community and environmental benefits.

Our Absaloka Mine is owned by our subsidiary, Westmoreland Resources, Inc., or WRI. The right to mine coal at our Absaloka Mine has been subleased to an affiliated entity whose operations we control. The Beulah, Jewett, Rosebud, and Savage Mines are owned by our subsidiary, Westmoreland Mining LLC, or WML.

Absaloka.  The Absaloka Mine is located on approximately 15,000 acres in Big Horn County, Montana, near the town of Hardin, with the coal reserves leased from the Crow Tribe of Indians. The mine currently consists of two active pit areas, one dragline and a loadout facility. All of the coal is shipped crushed and raw to customers, primarily via the Burlington Northern Santa Fe Railway, or BNSF. A portion of the mine’s production is shipped via truck.

Beulah.  The Beulah Mine is located on approximately 9,300 acres in Mercer and Oliver Counties, North Dakota, near the town of Beulah. The coal is controlled by federal and state leases, as well as private coal leases. The mine currently consists of three active pit areas, two draglines and a loadout facility. All of the coal is shipped crushed and raw to customers via both a conveyor belt and by rail.

Jewett.  The Jewett Mine is located on approximately 35,000 acres in Freestone, Leon, and Limestone Counties, Texas, near the town of Jewett, about half way between Dallas and Houston. The coal is controlled by private coal leases. The mine currently consists of three active pit areas and four walking draglines. All of the coal is shipped crushed and raw to the customer via a conveyor belt owned by the mine’s customer.

Rosebud.  The Rosebud Mine is located on approximately 25,000 acres in Rosebud and Treasure Counties, Montana, near the town of Colstrip, about 130 miles east of Billings. The majority of the coal is controlled by federal and private leases, with a minor portion controlled by the state of Montana. The mine currently consists of multiple active pit areas, four draglines, conveying systems and a loadout facility. All of the coal is shipped crushed and raw to customers; approximately half is shipped via a conveyor belt that we own and the remainder of the mine’s production is shipped via rail and truck.

Savage.  The Savage Mine is located on approximately 1,600 acres in Richland County, Montana, near the town of Sidney. The coal is controlled by federal and private coal leases. The mine currently consists of one active pit area with one dragline. All of the coal is shipped crushed and raw to customers, via truck.

The following table presents the sales from our mines in the last three years (in thousands of tons):

Year	Absaloka	Rosebud	Jewett	Beulah	Savage	Total

2008	6,418	13,026	6,494	3,046	359	29,343
2007	7,347	12,583	6,781	2,946	354	30,011
2006	7,079	12,430	6,798	2,702	376	29,385

Power Operations

Through a subsidiary, we own 100% of the interests in the 180-megawatt and 50-megawatt ROVA I and ROVA II, collectively known as ROVA, coal-fired power plants located in Weldon, North Carolina. ROVA was built as a Public Utility Regulatory Policies Act co-generation facility with long-term Power Purchase Agreements with Dominion Virginia Power, commencing operations in 1994. ROVA is an Electric Wholesale Generator, a Federal Energy Regulatory Commission classification created by the Energy Policy Act of 1992.

The following table shows megawatt hours produced and average capacity factors achieved at ROVA for the last three years:

	Megawatt	Average
Year	Hours	Capacity Factor

2008	1,641,000	91%
2007	1,590,000	91%
2006	1,639,000	92%

ROVA purchases coal under long-term contracts with a fuel supplier, which expire for ROVA I in 2014 and ROVA II in 2015. ROVA supplies power under long-term contracts with Dominion Virginia Power, or Dominion, which expire in 2019 for ROVA I and in 2020 for ROVA II. The contracts with Dominion can be extended by mutual consent for five-year terms at mutually agreeable pricing. In 2008, our contracts with Dominion accounted for approximately 18% of our consolidated revenues.

Information about Segments

Please refer to Note 20 of the Consolidated Financial Statements for additional information about the segments of our business.

Sales, Markets and Customers

Coal prices are influenced by a number of factors and vary dramatically by region. As a result of these regional characteristics, market prices of coal, by product type, within a given major coal-producing region tend to be relatively consistent with each other. The price of coal within a region is influenced by market conditions, mine operating costs, coal quality, transportation costs involved in moving coal from the mine to the point of use and the costs of alternative fuels. In addition to supply and demand factors, the price of coal at the mine is influenced by geologic characteristics such as seam thickness, overburden ratios and depth of reserves. It is generally cheaper to mine coal seams that are thick and located close to the surface. The price of coal is also a function of quality characteristics such as heat value, sulfur, ash and moisture content. Higher carbon and lower ash content generally result in higher prices, and higher sulfur and higher ash content generally result in lower prices.

We sell almost all of the coal that we produce to plants that generate electricity. In 2008, for example, we sold less than 1% of our coal to industrial and institutional users.

Our coal revenues include amounts earned by our coal sales company from sales of coal produced by mines other than ours. In 2008, 2007, and 2006, such amounts were $1.2 million, $4.1 million, and $5.6 million, respectively.

The U.S. Energy Information Administration projects that the output of coal-fired plants used to generate electricity will increase from 2,021 billion kilowatt hours in 2007 (49% of total generation) to 2,401 billion kilowatt hours in 2030 (47% of total generation). The average annual increase over the next 22 years is projected to be 0.9%.

Competition

The coal industry is intensely competitive and we compete with many other suppliers of coal to provide fuel to power plants. Additionally, coal competes with other fuels such as nuclear energy, natural gas, hydropower and petroleum for steam and electrical power generation. Costs and other factors, such as safety and environmental considerations, relating to these alternative fuels affect the overall demand for coal as a fuel.

We believe that the competitive advantage of our mines derives from three facts:

•	all of our mines are the most economic suppliers to each of their respective principal customers;

•	nearly all of the power plants we supply were specifically designed to use our coal; and

•	the plants we supply are among the lowest cost producers of electric power in their respective regions and are among the cleaner producers of power from solid fossil fuels.

As a result, we believe that the power-generating plants that we supply are more likely to be dispatched to produce power, and that our mines will be supplying the coal that powers these generating units.

From the standpoint of a purchaser of coal, two of the principal costs of burning coal are the cost of the coal and the cost of transporting the coal from the point of extraction to the purchaser. We believe that all of our mines are the most economic suppliers to each of their respective principal customers, a result of a transportation advantage they have compared to our competitors. We also believe that, except for the Jewett Mine, the next most economic suppliers to these customers could be other mines that we own.

The principal customers of the Rosebud, Jewett, and Beulah Mines are located adjacent to the mines; the coal for these customers can be delivered by conveyor belt or off-road truck rather than by more expensive means such as on-road truck or rail. The customers of the Savage Mine are located approximately 20 to 25 miles from the mine so that coal can be transported most economically by on-road truck.

The Absaloka Mine faces a different competitive situation than our other mines. The Absaloka Mine sells its coal in the rail market to utilities located in the northern tier of the United States that are served by BNSF. These utilities may purchase coal from us or from other producers, and we compete with other producers on the basis of price and quality, with the purchasers also taking into account the cost of transporting the coal to their plants. The Absaloka Mine enjoys about a 300-mile rail advantage over its principal competitors from the Southern Powder River Basin to supply the northern tier of the United States.

Long-Term Coal Supply Agreements

We sell virtually all of our coal under multi-year contracts. More than three-quarters of our tons are sold under contracts with remaining supply obligation terms of three years or more. One-half of our scheduled 2009 tons remain under contract through 2015 and one-third through 2019. This assumes that our contract at the Jewett Mine is not terminated prior to 2018 or extended beyond 2018. Our open-market mine, Absaloka, has no contract commitments beyond 2012.

The following table presents our estimate of the sales tonnages under our existing long-term contracts. Many of our contracts provide for the supply of customer requirements rather than fixed tonnages. Where provided, we have used our customers’ projections of their requirements. Where not provided, we have used estimates based on historic levels. The tonnages in the table below represent estimated sales tonnage under existing, executed contracts and generally exclude pending or anticipated contract renewals or new contracts. These projections reflect customers’ scheduled major plant outages, if known.

Projected Sales Tonnage Under
Existing Long-Term Contracts
As of December 31, 2008
(In millions of tons)

2009	28.0
2010	26.4
2011	22.0
2012	19.4
2013	19.3
Thereafter	86.9

Total	202.0

In order to protect ourselves from increases in commodity costs, our coal sales contracts typically contain price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised. The price may be adjusted in accordance with changes in our actual costs, broad economic indicators such as the Consumer Price Index, or commodity-specific indices such as the Producer Price Index-light fuel oils.

In 2008, our four largest contracts, with the owners of Colstrip 3&4 Units, Limestone Generating Station, Colstrip 1&2 Units, and Coyote Station, accounted for 28%, 20%, 11% and 10%, respectively, of our coal revenues. No other contract accounted for as much as 10% of our coal revenues in 2008.

The Absaloka Mine operates primarily in the open market and has several contracts with various parties that total more than 7.0 million tons in 2009 and decline to zero by 2013. More than 3.0 million tons will expire at the end of 2009 under three separate agreements, which are expected to be renegotiated during the year. About 80% of all tons have been sold to the rail-served Sherburne County Station under several contracts.

The Rosebud Mine has two contracts with the adjacent Colstrip Station. One agreement with Colstrip Units 1&2 provides for approximately 3.0 million tons per year. That index and cost adjusted agreement will be replaced in 2010 by a new cost-plus agreement with a projected term through 2019. A second agreement at Units 3&4 covers approximately 7.0 million tons per year and is set to expire at the end of 2019. This contract is also cost-plus, with specific return on capital provisions. The Rosebud Mine also has a 1.5 to 2.5 million ton per year fixed price contract with Minnesota Power’s Boswell Station that expires on December 31, 2010.

The Jewett Mine’s coal supply is sold pursuant to a new cost-plus agreement with NRG Texas Power’s adjacent Limestone Station commencing January 1, 2008. NRG Texas Power is obligated to pay all the mine’s costs of production plus a margin and all of the mine’s capital and reclamation expenditures. The new agreement has a term through 2018, which may be extended by NRG Texas Power for up to an additional ten years or until the mine reserves are exhausted. NRG has the option to determine volumes to be delivered, which are currently about 5.4 to 6.0 million tons per year, and to terminate the agreement at its discretion.

The Beulah Mine supplies approximately 2.5 million tons per year to the adjacent Coyote Station under an agreement that expires in May 2016 and approximately 0.6 million tons per year to the rail-served Heskett Station under an agreement that expires at the end of 2011. Prices under these agreements are based upon certain actual mine costs and certain inflation indices for such things as diesel fuel.

The Savage Mine supplies approximately 0.3 million tons per year to the local Lewis & Clark Station under an agreement that expires at the end of 2012. Prices under this agreement are based upon certain actual mine costs and certain inflation indices for such things as diesel fuel.

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

Insurance Subsidiary

We have elected to retain some of the risks associated with operating our company through a wholly owned, consolidated insurance subsidiary, Westmoreland Risk Management Ltd., or WRM. WRM, a Bermuda corporation, provides our primary layer of property and casualty insurance. By using this insurance subsidiary, we have mitigated the effect of escalating property and casualty insurance premiums and retained some of the economic benefits of our excellent loss record, which has had minimal claims since we established the subsidiary. We reduce our major exposure by insuring for losses in excess of our retained limits with a number of third party insurance companies.

Except for the assets of WRM, all of our assets are located in the United States. We had no export sales and derived no revenues from outside the United States during the five-year period ended December 31, 2008, except for de minimis spot coal sales to a Canadian utility.

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

Government Regulations

Numerous federal, state and local governmental permits and approvals are required for mining and power operations and our operations are subject to extensive governmental regulation. We believe that our operations comply with all applicable laws and regulations, and it is our policy to operate in compliance with all applicable laws and regulations, including those involving environmental matters. However, because of comprehensive regulatory requirements, violations occur from time-to-time in the mining and power industries. None of the violations to date or the monetary penalties assessed upon us have been material.

Environmental Regulations

Federal and state regulations require regular monitoring of our mines and power plants to ensure compliance. While it is not possible to quantify the expenditures we incur to maintain compliance with all federal and state environmental laws, those costs have been and are expected to continue to be significant.

Mining Permits and Necessary Approvals.  Numerous governmental permits, licenses or approvals are required for mining and related operations. When we apply for these permits and approvals, we may be required to present data to federal, state or local authorities pertaining to the effect or impact our operations may have upon the environment. The requirements imposed by any of these authorities may be costly and time consuming and may delay commencement or continuation of mining or other operations. Regulations also provide that a mining permit or modification can be delayed, refused or revoked if an officer, director or a substantial stockholder has outstanding mining permit violations. Thus, past or ongoing violations of mining laws could provide a basis to revoke existing permits and to deny the issuance of additional permits.

Surface Mining Control and Reclamation Act.  The Surface Mining Control and Reclamation Act of 1977, or the Surface Mining Act, establishes mining, environmental protection and reclamation standards for all aspects of surface mining. Mining operators must obtain Surface Mining Act permits and permit renewals from the Office of Surface Mining or from the applicable state agency if the state agency has developed a mining regulatory program that is no less stringent than the federal mining regulatory program under the Surface Mining Act. Once a permit application is prepared and submitted to the regulatory agency, it could take six months to two years to be issued. Before a Surface Mining Act permit is issued, a mine operator must submit a bond or other form of financial security to guarantee the performance of reclamation obligations. The Abandoned Mine Land Fund, which is part of the Surface Mining Act, currently requires a $0.315 per ton fee on sub-bituminous coal and $0.09 per ton fee on lignite produced and sold from surface mines in the U.S. with proceeds used to rehabilitate lands mined and left unreclaimed and to pay health care benefit costs for certain retired coal miners.

Surety Bonds.  Mine operators are often required by federal and/or state laws to assure, usually through the use of surety bonds, payment of certain long-term obligations including mine closure or reclamation costs, federal and state workers’ compensation costs, post retirement health costs and other miscellaneous obligations. Although surety bonds are usually noncancelable during their term, many of these bonds are renewable on an annual basis. The costs of these bonds have fluctuated in recent years while the market terms of surety bonds have generally become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2008, we have posted an aggregate of $213.5 million in surety bonds for reclamation purposes. In addition, we had approximately $40.8 million of surety bonds and letters of credit outstanding at December 31, 2008, to secure workers’ compensation, post retirement health benefit obligations and other obligations.

Clean Air Act.  The Clean Air Act and the corresponding state laws that regulate the emissions of materials into the air affect U.S. coal-fired power plants and coal mining operations.

•	Acid Rain. Title IV of the Clean Air Act imposes a “cap-and-trade” system to reduce sulfur dioxide emissions from utility coal-fueled power plants. Plants can comply by reducing emissions and banking or selling unused sulfur dioxide emission allowances as issued annually by the EPA or by purchasing allowances. Title IV also requires, generally, the installation and optimization of so-called Low NOx Burners to control nitrogen oxide emissions.

•	NAAQS. National Ambient Air Quality Standards, or NAAQS, are a core component of the Clean Air Act. Areas that are not in compliance with NAAQS, referred to as non-attainment areas, must take steps to reduce emissions levels. The EPA designated 211 counties in 25 states as being non-attainment areas relating to Particulate Matter 2.5, or PM2.5, of which sulfur dioxide is a primary precursor. In 2008, EPA significantly strengthened the NAAQS for ground-level ozone, for which nitrogen oxide is a primary precursor, revising the level of the primary and secondary 8-hour ozone standards to 0.075 parts per million. The EPA is required to issue final ozone nonattainment designations by March 2010. Any designated non-attainment areas must create and submit plans that detail how the designated area will attain the required ozone or fine particulate levels through lowered emissions.

•	Clean Air Interstate Rule and Mercury. The EPA promulgated the Clean Air Interstate Rule, or CAIR, and the Clean Air Mercury Rule, or CAMR, in March 2005. CAIR requires reduction of sulfur dioxide and nitrogen oxide emissions from electricity generating plants in 28 states and the District of Columbia. CAMR sought to permanently cap and reduce nationwide mercury emissions from coal-fired power plants. On February 8, 2008, the D.C. Circuit Court of Appeals rendered a decision effectively vacating CAMR. In addition, on July 11, 2008, the D.C. Circuit Court of Appeals rendered a separate decision effectively vacating CAIR. However, on December 23, 2008, the D.C. Circuit Court of

Appeals issued an order that leaves CAIR in effect while the EPA develops a new clean air program for power plants.

•	New Source Review. The New Source Review program, or NSR, requires that when large industrial facilities, such as power plants, are rehabilitated or refurbished, they also modernize air pollution controls. In April 2007, the Supreme Court ruled against a generator in an enforcement proceeding. This decision could potentially expose numerous electricity generators to government or citizen actions based on failure to obtain NSR permits for changes to emissions sources.

•	Section 126 Rule. On December 17, 1999, the EPA issued regulations under Section 126 of the Clean Air Act. The Section 126 rule requires combined nitrogen oxide reductions of 510,000 tons during each annual ozone season from specified power stations in the Eastern United States, including ROVA. Each power plant is assigned a nitrogen oxide emissions allocation, and power plants can reduce emissions to meet the allocation or purchase allowances.

•	North Carolina Nitrogen Oxide Limits. North Carolina adopted new nitrogen oxide limits in June 2004 to comply with CAIR. ROVA is in compliance with these regulations through the installation of a neural network in its boilers, which increases efficiency and reduces nitrogen oxide emissions, and through the purchase of NOx credits.

Clean Water Act.  The Clean Water Act employs a variety of regulatory and non-regulatory tools to sharply reduce direct pollutant discharges into waterways and manage polluted runoff. The Clean Water Act affects U.S. coal mining operations by requiring effluent limitations and treatment standards for wastewater discharge. Also, Total Maximum Daily Load, or TMDL, regulations establish a process by which states designate stream segments as not meeting present water quality standards. Industrial dischargers, including coal mines, may be required to meet new TMDL effluent standards for these stream segments.

Resource Conservation and Recovery Act.  The Resource Conservation and Recovery Act, or RCRA, affects coal-mining operations by establishing requirements for the treatment, storage, and disposal of hazardous wastes. Certain coal mine wastes, such as overburden and coal cleaning wastes, are exempted from hazardous waste management. The EPA has determined that national non-hazardous waste regulations under RCRA Subtitle D are needed for coal combustion wastes disposed in surface impoundments and landfills and used as mine-fill.

CERCLA (Superfund).  CERCLA affects U.S. coal mining operations by creating liability for investigation and remediation in response to releases of hazardous substances into the environment and for damages to natural resources. Under Superfund, joint and several liability may be imposed on waste generators, site owners or operators and others regardless of fault. Under the EPA’s Toxic Release Inventory process, companies are required to report the use, manufacture or processing of listed toxic materials that exceed defined thresholds. Coal mines, including our mines, typically do not trigger reporting thresholds.

Material Effects of Environmental Regulation

Environmental regulations affect the costs of operating power plants and coal mines, as well as the market potential for various qualities of coal. In some instances, these effects could provide us a competitive advantage, while in others they could create a disadvantage.

Power Operations.  ROVA is among the newer and cleaner coal-fired power plants in the United States. It is exempted under Title IV of the Clean Air Act, but may opt-in to receive allocations of sulfur dioxide emission allowances for CAIR compliance. The plant is among the lowest coal-fired emitters of mercury in the country. We are evaluating whether ROVA could be a net consumer or seller of sulfur dioxide allowances, nitrogen oxide credits and/or mercury allowances under new and pending regulations. With regard to coal ash regulations, ROVA both remarkets and landfills its combustion waste. Landfills are lined and meet strict North Carolina Department of Solid Waste regulations. Should ROVA incur additional costs of regulatory compliance, it is unlikely that we will be able to pass through these costs under our agreements with Dominion Virginia Electric.

Coal Operations.  Our coal mine operations are not materially affected by environmental regulations any differently than competing surface mines. However, each mine will exhibit its own unique set of compliance costs. All of our coal supply agreements contain government impositions provisions that may allow the pass-through of certain compliance costs.

Coal Markets.  Our mines do not produce compliance coal, that is, coal containing 1.2 pounds or less of sulfur dioxide per million British thermal unit. This fact restricts our ability to sell to power plants that do not utilize sulfur dioxide emission controls and otherwise leads to a price discount based, in part, on the market price for Title IV sulfur dioxide emission allowances. Our coal also contains about twice the ash content of our primary competitors, which can translate into a cost disadvantage where post-combustion coal ash must be land filled.

While new regulations could increase market prices for sulfur dioxide emission allowances and therefore the price discount applied to our open market coal, they could also cause power plants to retrofit sulfur dioxide emission controls, therefore expanding our market potential. Higher costs for complying with coal ash regulations could also result in a higher price discount for our open market coal. Absaloka is our primary open market mine. All of our other mines’ markets are secured by both long-term coal supply agreements and by the customers’ lack of access to competing coal, except at our Jewett Mine in Texas. All of our core customers’ plants meet New Source Performance Standards under the Clean Air Act, limiting their exposure to NSR. The states that account for half of our sales tonnages and the majority of our coal revenues are not among the states directly affected by regulations for fine particulate matter, ozone, or CAIR.

Our primary exposure is at the Jewett Mine whose customer, the NRG Texas Power-Limestone Station, blends our lignite with compliance coal from Wyoming. Tightened nitrogen oxide and new mercury emission standards could result in an increased blend of the Wyoming coal in order to reduce emissions. Further, increased market prices for sulfur dioxide emissions and increased coal ash costs could also favor an increased blend of the lower ash Wyoming compliance coal. NRG Texas Power has the option to increase its purchases of other coal and reduce purchases of our coal and to terminate our contract.

In general, new environmental regulations governing the mining and combustion of coal increase the costs of coal-fired electricity generation and reduce the cost advantage of coal versus natural gas and other energy sources. We believe that our core customer plants and ROVA are among the lowest cost and cleanest coal-fired generators and therefore the least susceptible to competition from other energy sources. However, to the extent that competition from other energy sources reduces coal consumption nationally, it could also depress coal market prices and therefore the prices we obtain for our open market coal.

Health and Benefits

Mine Health and Safety Laws.  Originally enacted in 1969, Congress expanded the Mine Safety and Health Act in 1977 to impose comprehensive safety and health standards on all aspects of mining operations. Additionally, all of the states in which we operate have mine safety and health regulations. Recently, Congress enacted the Mine Improvement and New Emergency Response Act of 2006, which imposes additional obligations on coal operators. We maintain active programs at all of our mines, focusing on 100% compliance utilizing safe practices and safety rules. In 2008, our mines performed better than the national average for surface mines.

Black Lung.  Under various Black Lung Benefits regulations, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees who last worked in the coal industry prior to July 1, 1973. We believe we have adequate funds set aside to cover our black lung obligations.

Coal Act.  The Coal Industry Retiree Health Benefit Act of 1992 established various funds to ensure the continued provision of health-care benefits to retired miners and their dependents. Coal operators are required to make payments to the plans to provide for the current and projected cost of benefits to eligible retirees, whether for their own retirees or to share in the cost of benefits to orphaned retirees whose employers were not providing for their benefits. These obligations, which we refer to as our heritage costs, are discussed in more detail under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Employees and Labor Relations

Including our subsidiaries, we directly employed 1,119 people on December 31, 2008.

Our Rosebud, Savage, and Absaloka Mines are party to agreements with Local 400 of the International Union of Operating Engineers. Our Beulah Mine is party to an agreement with Local 1101 of the United Mine Workers of America. In total, 591 employees, or approximately 53% of our total employees, are represented by collective bargaining agreements. The labor agreement at the Rosebud Mine, which covered 29% of our employees, expired in February 2009, and the employees are currently working without a contract while a renewal of the contract is being negotiated.

We believe that our relations with all employees are good. However, a labor strike may occur if we are unable to successfully negotiate the collective bargaining agreement that expired in February 2009.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may access and read our filings without charge through the SEC’s website, at www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

We also make the documents listed above available through our website, www.westmoreland.com, as soon as practicable after we file or furnish them with the SEC. You may also request copies of the documents, at no cost, by telephone at (719) 442-2600 or by mail at Westmoreland Coal Company, 2 North Cascade Avenue, 2nd Floor, Colorado Springs, Colorado, 80903, Attention: Vice President-Investor Relations and Public Affairs. The information on our website is not part of this Annual Report on Form 10-K.

ITEM 1A —	RISK FACTORS.

Our business involves certain risks and uncertainties. In addition to the risks and uncertainties described below, we may face other risks and uncertainties, some of which may be unknown to us and some of which we may deem immaterial. New risk factors emerge from time to time and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Investors should not place undue reliance on these statements as a prediction of actual results.

We may not generate sufficient cash flow to pay our operating expenses, meet our debt service costs and pay heritage and corporate costs, and we may not be able to obtain additional sources of liquidity to meet these needs.

We are a holding company that conducts our operations through our subsidiaries. Certain costs are obligations of ours, such as significant heritage health benefit costs, and certain costs are incurred at the subsidiary level. Each of WML, ROVA and WRI has a credit agreement that contains covenants applicable to that subsidiary. Only the WRI agreement permits dividends to be paid by WRI to us without restriction. Limitations in the WML and ROVA debt agreements require the maintenance of reserve accounts and limit the ability of those subsidiaries to dividend funds to us based on changes in reserve account balances and the subsidiaries’ operating results. Accordingly, these subsidiaries may not be able to pay dividends to us in the amounts and in the time periods required for us to pay our heritage health benefit costs and corporate expenses.

Ultimately, if our subsidiaries’ operating cash flows are insufficient to support their operations and provide dividends to us in the amounts and time periods required to pay our expenses, and we are unable to obtain external financing at sufficient levels to pay such obligations, we will be unable to meet our obligations as they come due.

Certain assumptions regarding our operations, financing opportunities and contractual obligations must be achieved for us to meet our obligations in 2009. We will be required to significantly increase operating cash flow at WRI by increasing operating performance and efficiency; we must defer or reduce bonding requirements and reduce cash contributions to satisfy our pension obligations; WRI’s revolving line of credit must be renewed in November; and WRI’s tax credit transaction must go forward and provide the benefits we have projected. For 2010, we anticipate that additional financing will be required to meet our projected cash requirements. Because of the lack of certainty surrounding the 2009 forecast assumptions, the report from our independent registered certified public accounting firm on our consolidated financial statements for the year ended December 31, 2008, includes an explanatory paragraph reciting factors that raise substantial doubt about our ability to continue as a going concern.

To meet our ongoing liquidity needs, we are considering various alternatives. We may seek to sell certain assets, but it is not certain that asset sales could be completed in the time, or at the price, required to meet our cash needs. Liquidity needs over the next twelve months may require that we defer capital investments and bonding requirements associated with new mine development.

We have a significant amount of debt, which imposes restrictions on us and may limit our flexibility, and a decline in our operating performance may materially affect our ability to meet our future financial commitments and liquidity needs.

As of December 31, 2008, our total gross indebtedness was approximately $269.2 million, the principal components of which are: $148.1 million of Westmoreland Mining term and other debt; $81.4 million of ROVA term debt; $22.5 million under WRI’s revolving line of credit and term and other debt; and $15.8 million of convertible notes. We may incur additional indebtedness in the future, including indebtedness under our three existing revolving credit facilities.

A substantial portion of our cash flow must be used to pay principal and interest on our indebtedness and is not available to fund working capital, capital expenditures, bonding requirements, heritage costs or other general corporate uses. In addition, the degree to which we are leveraged could have other important consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures or equipment leases or other general corporate requirements; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and in the industry.

If our operating performance declines, or if we do not have sufficient cash flows and capital resources to meet our debt service obligations, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness.

Continuing unfavorable economic conditions could have a material adverse effect on our results of operations.

Economic conditions in the United States and throughout much of the world have undergone a sudden, sharp economic downturn. The recent distress in the financial markets has resulted in extreme volatility and declines in security prices and diminished liquidity and credit availability. There can be no assurance that our liquidity and our ability to access the credit or capital markets will not continue to be affected by changes in the financial markets and the global economy. Continuing turmoil in the financial markets could make it more difficult for us to access capital, sell assets, refinance our existing indebtedness, attain waivers for covenant violations from our lenders if necessary, attain future bonding capacity required to expand our operations, enter into agreements for new indebtedness, or obtain funding through the issuance of our securities.

Volatility in the capital markets could negatively impact our pension expense and cash contributions.

During 2008, both the debt and equity markets experienced significant downturns, resulting in significant reductions in asset values for our partially funded pension plans. In particular, the projected benefit obligation for the qualified pension plan now exceeds the fair market value of plan assets by $35.9 million. These reductions, if not offset by gains in future years, will result in higher pension and postretirement expenses in future years along with additional cash contributions. Due to the reduction in asset values, we currently expect to make minimum pension contributions required by our loan agreement of approximately $11.3 million for the 2009 plan year.

Our coal mining operations are subject to external conditions that could disrupt operations and negatively affect our profitability.

Our coal mining operations are all surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production, and increase the cost of mining at particular mines for varying lengths of time. These conditions or events include:

•	unplanned equipment failures, which could interrupt production and require us to expend significant sums to repair our equipment, which is integral to the mining of coal;

•	geological conditions, such as variations in the quality of the coal produced from a particular seam, variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; and

•	weather conditions.

Major disruptions in operations at any of our mines over a lengthy period of time could adversely affect the profitability of our mines.

If transportation for the coal produced by our Absaloka and Beulah Mines becomes unavailable, or if transportation becomes uneconomical for Absaloka coal, our revenues could suffer.

The Absaloka Mine’s customers take delivery of our coal over rail lines operated by BNSF. Transportation costs represent a significant portion of the total cost of coal, and the cost of transportation is a critical factor in a customer’s purchasing decision. Increasing world demand for coal has increased demand for locomotives, rail cars, and rail capacity. The unavailability or interruption of our ability to ship coal from the Absaloka Mine, and the lack of sufficient rail capacity would adversely affect the Absaloka Mine’s revenues.

The Beulah Mine ships lignite to the Heskett Station over a 74-mile rail line operated by BNSF. Disruptions of rail service over that line would affect the Beulah Mine’s revenues.

Our revenues could suffer if our customers reduce or suspend their coal purchases.

In 2008, we sold almost 100% of the coal we produced under long-term agreements. Four of our contracts, with the owners of the Colstrip 3&4 Units, Limestone Generating Station, Colstrip 1&2 Units, and Coyote Station, accounted for 28%, 20%, 11% and 10%, respectively, of our coal revenues for 2008. Approximately 75% percent of our tonnage in 2008 was sold to three power plants, Colstrip, Limestone, and Sherburne County, under several separate contracts. Interruption in the purchases by or operations of our principal customers, including the bankruptcy of any of our principal customers, could significantly affect our revenues. Unscheduled maintenance outages at our customers’ power plants, unseasonably moderate weather, or increases in the production of alternative clean-energy generation such as wind power could cause our customers to reduce their purchases. In addition, new environmental regulations could require our customer at the Jewett Mine to purchase more compliance coal, reducing or eliminating our sales to them. Four of our five mines are dedicated to supplying customers located adjacent to or near the mines, and these mines may have difficulty identifying alternative purchasers of their coal if their existing customers suspend or terminate their purchases. The reduction in the sale of our coal would adversely affect our operating results.

Disputes relating to our coal supply agreements could harm our financial results.

From time to time, we may have disputes with customers under our coal supply agreements. Our customers have or could claim monetary reimbursement or other damages related to any of the following: quality of the coal; disputes relating to pass-through expenses on cost-plus contracts; contract interpretation; coal delivery delays originating at our mines; disputed force majeure events and any number of other potential disputes pertaining to the operation of our various coal supply agreements. In addition, any dispute that rises to the level of litigation could cause us to pay significant legal fees. The payment of damages or litigation expenses or the failure of our customers to pay due to disputes under our coal supply agreements could negatively affect our operating revenues.

Our expenditures for heritage costs and postretirement medical benefits could be materially higher than we have predicted if our underlying assumptions prove to be incorrect.

We provide various postretirement medical benefits to current and former employees and their dependents. We estimate the amounts of these obligations based on assumptions described in Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Related Matters herein. See Note 8 to the Consolidated Financial Statements for more detail. We accrue amounts for these obligations, most of which are unfunded, and we pay as costs are incurred. If our assumptions change, the amount of our obligations could increase, and if our assumptions are inaccurate, we could be required to expend greater amounts than we anticipate. We regularly revise our estimates, and the amount of our accrued obligations is subject to change. An increase in our heritage costs and/or postretirement medical benefit obligations could cause us to be unable to pay our obligations as they come due.

If the cost of obtaining new reclamation bonds and renewing existing reclamation bonds continues to increase or if we are unable to obtain additional bonding capacity, our operating results could be negatively affected.

Federal and state laws require that we provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis and have become increasingly expensive. Bonding companies are requiring that applicants collateralize increasing portions of their obligations to the bonding company. In 2008, we paid approximately $2.6 million in premiums for reclamation bonds and were required to use $10.3 million in cash to collateralize 92% of the face amount of the new bonds obtained in 2008. We anticipate that, as we permit additional areas for our mines in 2009 and 2010, our bonding requirements will increase significantly and our collateral requirements will increase as well. Any capital that we provide to collateralize our obligations to our bonding companies is not available to support our other business activities. If the cost of our reclamation bonds continues to increase, our results of operations could be negatively affected. Additionally, if we are unable to obtain additional bonding capacity due to cash flow constraints, we will be unable to begin mining operations in newly permitted areas. Our inability to begin operations in new areas will hamper our ability to efficiently meet our current customer contract deliveries, expand operations, and increase revenues.

We face competition for sales to new and existing customers, and the loss of sales or a reduction in the prices we receive under new or renewed contracts would lower our revenues.

Approximately one-third of the coal tonnage that we will produce in 2009 will be sold under contracts to power plants that take delivery of our coal from common carrier railroads. Contracts covering 80% of those rail tons are scheduled to expire by the end of 2010. As a general matter, plants that take coal by rail can buy their coal from many different suppliers. We will face significant competition, primarily from mines in the Southern Powder River Basin of Wyoming, in negotiating the renewal of our long-term contracts with our rail-served customers, and for contracts with new rail-served customers. Many of our competitors are larger and better capitalized than we are and have coal with a lower sulfur and ash content than our coal. As a result, our competitors may be able to adopt more aggressive pricing policies for their coal supply contracts than we can. If our existing customers fail to renew their contracts with us on terms that are at least equivalent to those in effect today, or if we are unable to replace our existing contracts with contracts of equal size and profitability from new customers, our revenues will decline.

Approximately two-thirds of the coal tonnage that we will sell in 2009 will be delivered under long-term contracts to power plants located adjacent to our mines. We will face somewhat less competition to renew these contracts upon their expiration, both because of the transportation advantage we enjoy by being located adjacent to these customers and because most of these customers would be required to invest additional capital to obtain rail access to alternative sources of coal. Our Jewett Mine is an exception because our customer has already built rail unloading and associated facilities that are being used to receive coal from the Southern Powder River Basin as permitted under our contract with that customer. That customer can choose to reduce our contract tons or terminate our contract in order to purchase competing coal.

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

Global climate change continues to attract considerable public and scientific attention. Widely publicized scientific reports in 2007, such as the Fourth Assessment Report of the Intergovernmental Panel on Climate Change, have also created widespread concern about the impacts of human activity, especially fossil fuel combustion, on global climate change. In turn, considerable and increasing government attention in the United States is being paid to global climate change and to reducing greenhouse gas emissions, particularly from coal combustion by power plants. Legislation was introduced in Congress in 2006 and 2007 to reduce greenhouse gas emissions in the United States and additional legislation is likely to be introduced in the future. The new administration has expressed its intent to legislate further the emission of greenhouse gases. In addition, a growing number of states in the United States are taking steps to reduce greenhouse gas emissions from coal-fired power plants. The U.S. Supreme Court’s recent decision in Massachusetts v. EPA ruled that the EPA improperly declined to address carbon dioxide impacts on climate change in a recent rulemaking. Although the specific rulemaking related to new motor vehicles, the reasoning of the decision could affect other federal regulatory programs, including those that directly relate to coal use. Enactment of laws and passage of regulations regarding greenhouse gas emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, could result in electric generators switching from coal to other fuel sources.

Most recently, the Environmental Protection Agency’s Environmental Appeals Board ruled that the EPA had no valid reason for refusing to limit carbon dioxide emissions from new coal-fired power plants. The decision means that all new and proposed coal plants nationwide must go back and address their carbon dioxide emissions. Further developments in connection with legislation, regulations or other limits on greenhouse gas emissions and other environmental impacts from coal combustion in the United States could have a material adverse effect on our results of operations, cash flows and financial condition.

In the event of a carbon tax or other imposed cost, such as a cap-and-trade system, ROVA may be unable to pass these costs through under its power purchase agreement with Dominion. However, due to ROVA’s coal supply agreements, any imposed carbon tax would be passed through to ROVA from the coal suppliers. Essentially all of our coal supply agreements at our mining operations contain similar pass-through provisions that pass through to us the costs of government-imposed carbon taxes; however, their application would depend upon the final regulatory provisions.

While we believe that our core coal customers’ plants would continue for the foreseeable future to operate as base-load generators, their levels of coal burn could be reduced. We sell coal to a few small, older power plants that could be at risk of significant reduction in coal burn or closure as a result of imposed carbon costs. The imposition of a carbon tax or similar regulation could, in certain situations, lead to the shut down of coal-fired power plants, which would materially and adversely affect our coal and power plant revenues.

We have significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, or if we are required to cover reclamation obligations that have been assumed by our customers, we could be required to expend greater amounts than we currently anticipate, which could negatively affect our operating results in future periods.

As the permittee, we are generally responsible under federal and state regulations for the ultimate reclamation of the mines we operate. In some cases, our customers have assumed these liabilities by contract and have posted bonds or have funded escrows to secure their obligations. We estimate our future liabilities for reclamation and other mine-closing costs from time to time based on a variety of assumptions. If our assumptions are incorrect, we could be required in future periods to spend more on reclamation and mine-closing activities than we currently estimate. Likewise, if our customers default on the unfunded portion of their contractual obligations to pay for reclamation, we could be forced to make these expenditures ourselves and the cost of reclamation could exceed any amount we might recover in litigation.

We estimate that our gross reclamation and mine-closing liabilities, which are based upon projected mine lives, current mine plans, permit requirements and our experience, were $222.7 million (on a present value basis) at December 31, 2008. Of these December 31, 2008, liabilities, our customers have assumed $81.2 million by contract. Responsibility for the final reclamation amounts may change in certain circumstances. We estimate that our obligation for final reclamation that was not the contractual responsibility of others was $141.5 million at December 31, 2008. We held final reclamation deposits of approximately $69.7 million at December 31, 2008, to provide for these obligations. The remainder of the $141.5 million of estimated obligations must be recovered in the price of coal sold.

Our revenues could be affected by unscheduled outages at the power plants we supply or own or if the scheduled maintenance outages at the power plants we supply or own last longer than anticipated.

Scheduled and unscheduled outages at the power plants that we supply could reduce our coal sales and revenues. We cannot anticipate if or when unscheduled outages may occur. Our operating results could be negatively affected by unscheduled outages at ROVA or if scheduled outages at ROVA last longer than we anticipate.

A decrease in the availability or increase in costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires could affect our financial results.

Our mining operations require a reliable supply of replacement parts, explosives, fuel, tires, steel-related products and lubricants. If the cost of any of these inputs increased significantly, or if a source for these supplies or mining equipment were unavailable to meet our replacement demands, our financial results could be negatively affected. Recent consolidation of suppliers of explosives has limited the number of sources for these materials. Further, our purchases of some items of mining equipment are concentrated with one principal supplier. Over the past few years, industry-wide demand growth has exceeded supply growth for certain surface mining equipment and other capital equipment as well as off-the-road tires. As a result, lead times and costs for some items have increased significantly.

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

Provisions of our certificate of incorporation, bylaws, Delaware law and our stockholder rights plan may have anti-takeover effects that could prevent a change of control of our company that stockholders may consider favorable, and the market price of our common stock may be lower as a result.

Provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our bylaws impose various procedural and other requirements that could make it more difficult for stockholders to bring about some types of corporate actions. In addition, a change of control may be delayed or deterred as a result of our stockholder rights plan, which was initially adopted by our Board of Directors in early 1993 and amended and restated in February 2003 and further amended in May 2007 and March 2008. Our ability to issue preferred stock in the future may influence the willingness of an investor to seek to acquire our company. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control.

Future sales of our common stock by our major stockholder may depress our share price and influence our management policies.

Tontine Associates, which owns approximately 16% of our common stock, has publicly stated that it has begun to explore alternatives for the disposition of shares of our common stock. We have granted Tontine Associates and its various affiliated entities registration rights with respect to our common stock it holds, which we intend to register in the near future. Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, if Tontine Associates were to sell its entire holdings to one person, that person could have significant influence over our management policies.

Our ability to operate effectively and achieve our strategic goals depends on maintaining satisfactory labor relations.

A significant portion of the workforce at each of our mines, except Jewett, is represented by labor unions. While we believe that our relationships with our employees at the mines are satisfactory, the nature of collective bargaining is such that there is a risk of a disruption in operations when any collective bargaining agreement reaches its expiration date unless the employees who are covered by the agreement have accepted a renewal or extension. The primary collective bargaining agreement at the Rosebud Mine expired in February 2009, and the employees are currently working without a contract while a renewal of the contract is being negotiated. The inability to renew this agreement could lead to a strike, which could temporarily impair our ability to supply coal to our customers and thus could adversely affect our results of operations. While labor strikes are generally a force majeure event in long-term coal supply agreements, thereby exempting the mine from its delivery obligations, the loss of revenue for even a short time could have a material adverse effect on our financial results.

Our financial results may be impacted by the different interpretations and application of accounting literature in the mining industry.

The mining industry has limited industry specific accounting literature; therefore, differences in practice exist in the interpretation and application of accounting literature to mining specific issues. The practice of capitalizing or recording an expense for certain specific mining costs leads to differences in accounting practices among mining companies. The materiality of such expenditures can vary greatly relative to a given company’s respective financial position and results of operations. As differences in the mining industry accounting are reviewed, a restatement of our financial results may be necessary if mining interpretations differ from our current accounting practices. A restatement of our financials could cause investors to lose confidence in our reported financial information.

We have formed a limited liability company to utilize potential Indian Coal Production Tax Credits, or ICTC’s. Under certain circumstances, the transaction may be cancelled and we may be required to return payments received from the third party.

Our WRI subsidiary entered into a series of transactions, including the formation of a limited liability company, the LLC, with an unaffiliated investor, in order to take advantage of certain available tax credits, which we had not been able to fully utilize. Entering into the transaction with the investor that could utilize these credits would enable us to monetize the ICTC’s and increase our cash flows. We requested and have received a private letter ruling, or PLR, from the IRS providing that the ICTC’s will be available under the specific scenario described whereby we subleased the right to mine a fixed amount of coal from our Absaloka Mine to the LLC. The investor is the other member of the limited liability company and has begun paying us for its membership interest through an initial cash payment of $4.0 million and payments under promissory notes, which are subject to contingencies as to timing and amount. If the PLR is deemed unacceptable by the investor or one of our lenders, the transaction may not go forward, and any payments received in respect of the membership interest will be refunded to the investor. We paid to the Crow Tribe $1.25 million on closing of the transaction in October 2008, which we will not be able to recoup if the PLR is not approved by the investor or one of our lenders.

Even though we have received the PLR, there are certain issues that may be raised by the IRS in a subsequent audit of the tax returns of the members of the LLC. In the unlikely event that a subsequent audit disqualifies the tax credits as approved in the PLR, we will be required to return to the investor previously received payments under the notes, and the transaction would effectively be cancelled. If such a subsequent audit disallows the allocation of the tax credits, we may retain the previously received payments under the notes, but the transaction would effectively be cancelled from the date of the disallowance. We will pay to the Crow Tribe 33% of the expected $58.8 million of payments we will receive from the investor. The Crow Tribe is only required to reimburse us under very limited circumstances. As a result, in the unlikely event that the IRS disallows or disqualifies the tax credit we would be unable to recoup a total of up to $20.7 million of total payments forecast to be paid to the Crow Tribe.

While unlikely, we face the risk that the IRS will withdraw the PLR at any time, resulting in the disallowance of the ICTC’s. Such withdrawal can be retroactive to the date of original issuance. In addition, at any time, the IRS could challenge a material fact upon which the ICTC’s were based and claim the transaction no longer or never did comply with the factual scenario presented to the IRS in the request for a private letter ruling. Ultimately, the IRS could disallow the tax credits in such a situation. Should the ICTC’s be disallowed due to any of the above risks, WRI would be required to return to the investor previously received payments under the notes, and the transaction would effectively be cancelled.

ITEM 1B —	UNRESOLVED STAFF COMMENTS.

None

ITEM 2 —	PROPERTIES.

We operate mines in Montana, Texas, and North Dakota. All of these mines are surface mines. These properties contain coal reserves and coal deposits. A coal reserve is that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Coal deposits do not qualify as coal reserves until, among other things, we conduct a final comprehensive evaluation based upon unit cost per ton, recoverability, and other material factors and conclude that it is legally and economically feasible to mine the coal.

We had an estimated 422.6 million tons of proven and probable coal reserves as of December 31, 2008. Montana, Texas, and North Dakota each use a permitting process approved by the Office of Surface Mining. Our mines have chosen to permit coal reserves on an incremental basis and currently have sufficient permitted coal to meet production, given the current rates of mining and demand, for the periods shown in the table below. Based on our current knowledge of the permitting processes at each of our mines and the environmental issues associated with these reserves, we believe that, except for the large amount of cash collateral required to post a bond, there are no matters hindering our ability to obtain any mining permits in the future.

Our reserve estimates are prepared by our engineers and geologists and are reviewed and updated periodically. Total recoverable reserve estimates change to reflect mining activities, analysis of new engineering and geological data, changes in reserve holdings and other factors.

Our reserve estimates are predicated on information obtained from our ongoing drilling program. We compile data from individual drill holes in a computerized drill-hole database from which the depth, thickness and, where core drilling is used, the quality of the coal are determined. The density of the drill pattern determines whether the reserves will be classified as proven or probable. We periodically update our reserve estimates to reflect production of coal from the reserves and new drilling or other data received. Accordingly, reserve estimates will change from time to time to reflect mining activities, analysis of new engineering and geological data, changes in reserve holdings, modification of mining methods and other factors.

Our estimate of the economic recoverability of our reserves is based upon a comparison of unassigned reserves to assigned reserves currently in production in the same geologic setting to determine an estimated mining cost. These estimated mining costs are compared to existing market prices for the quality of coal expected to be mined and taking into consideration typical contractual sales agreements for the region and product. Where possible, we also review production by competitors in similar mining areas. Only reserves expected to be mined economically are included in our reserve estimates. Finally, our reserve estimates include reductions for recoverability factors to estimate the volume of saleable product.

We periodically engage independent mining and geological consultants to review the models and procedures we use in preparing our internal estimates of coal reserves according to standard classifications of reliability. We used consultants in 2008 to review our models and procedures.

All of our final reclamation obligations are secured by bonds as required by the respective state agencies. Contemporaneous reclamation activities are performed at each mine in the normal course of operations and coal production.

The following table provides information about our mines as of December 31, 2008:

	Absaloka	Rosebud	Jewett	Beulah	Savage
	Mine	Mine	Mine	Mine	Mine

Owned by	Westmoreland Resources, Inc.	Western Energy Company	Texas Westmoreland Coal Co.	Dakota Westmoreland Corporation	Westmoreland Savage Corporation
Location	Big Horn County, MT	Rosebud and Treasure Counties, MT	Leon, Freestone and Limestone Counties, TX	Mercer and Oliver Counties, ND	Richland County, MT
Coal reserves (thousands of tons)(1)
Proven	80,873	205,000	55,256	47,268	7,282
Probable	—	—	—	26,939	—
Permitted reserves (thousands of tons)	9,758	131,000	55,256	16,243	1,473
2008 production (thousands of tons)	6,391	12,827	6,494	3,046	359
Estimated life of permitted reserves(2)	2010	2019	2018	2010	2013
Lessor	Crow Tribe	Federal Govt; State of MT; Great Northern Properties	Private parties; State of Texas	Private parties; State of ND; Federal Govt	Federal Govt; Private parties
Lease term	Through exhaustion	Varies	Varies	2009-2019	Varies
Current production capacity (thousands of tons)	7,500	13,300	7,000	3,400	400
Coal type	Sub-bituminous	Sub-bituminous	Lignite	Lignite	Lignite
Acres disturbed by mining	4,513	16,800	16,118	5,125	556
Acres for which reclamation is complete	2,760	7,583	11,921	3,605	209
Major customers	Xcel Energy, Western Fuels Assoc., Midwest Energy, Rocky Mountain Power	Colstrip 1&2 owners, Colstrip 3&4 owners, Minnesota Power	NRG Texas Power LLC	Otter Tail, MDU, Minnkota, Northwestern Public Service	MDU, Sidney Sugars
Delivery method	Rail/Truck	Truck/Rail/ Conveyor	Conveyor	Conveyor / Rail	Truck
Approx. heat content (BTU/lb.)(3)	8,687	8,529	6,587	7,002	6,553
Approx. sulfur content(%)(4)	0.68	0.74	0.79	0.76	0.55
Year current complex opened	1974	1968	1985	1963	1958
Total tons mined since inception (thousands of tons)	162,122	409,572	174,000	96,769	13,798

(1)	Reserves are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven and probable coal reserves are defined by SEC Industry Guide 7 as follows:

Proven (Measured) Reserves — Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so close and the geographic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Probable (Indicated) Reserves — Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

(2)	Approximate year in which permitted reserves would be exhausted, based on current mine plan and production rates. Our Jewett Mine’s permit is expected to be renewed in 2009, but effectively covers all of the Mine’s reserves for the entire life of the mine. The Absaloka Mine permit expires in 2013.

(3)	Approximate heat content applies to the coal mined in 2008.

(4)	Approximate sulfur content applies to the tons mined in 2008.

We lease all our coal properties except at the Jewett Mine, where some reserves are controlled through fee ownership. We believe that we have satisfied all conditions that we must meet in order to retain the properties and keep the leases in force.

We are a party to federal leases administered by the U.S. Department of the Interior that cover 16,292 acres located at our Rosebud, Beulah and Savage Mines. Each of these leases continues indefinitely, provided there is diligent development of the property and continued operation of the related mines. Production royalties on federal leases are set by statute at 12.5% of the gross proceeds of coal mined and sold for surface mines.

We are a party to two leases with the Crow Tribe covering 18,406 acres of land that makes up our Absaloka Mine. We entered into a lease in 1974 for 14,746 acres that has a primary term of ten years, which can be extended indefinitely as long as coal is produced in paying quantities. We entered into a second lease with the Crow Tribe in 2004 for 3,660 acres that has a primary term of ten years, which term can be extended by mining operations for an additional period of twenty-five years. In 2008, in connection with a transaction to monetize future ICTC’s, WRI subleased the leases with the Crow Tribe to Absaloka Coal, LLC, an affiliate, granting Absaloka Coal, LLC the right to mine specified quantities of coal through September 2013.

We are a party to numerous private leases with various parties that cover reserves at our Jewett, Rosebud, Beulah and Savage Mines. The terms of our private leases are normally extended by active production at or near the end of the lease term. Our private leases run for an average term of twenty years and have options for renewal.

All of WRI’s property is fully encumbered by a first lien under the revolving credit facility with First Interstate Bank and a second lien under the Note Purchase Agreement with Tontine Associates. In addition, all of WML’s property is fully encumbered pursuant to its fixed rate term debt and revolving debt that was issued in June 2008.

Other

Our power plant subsidiary owns the 180-megawatt and 50-megawatt coal-fired plants, ROVA I and ROVA II, located in Weldon, North Carolina. All of our power plant subsidiary’s property, including ROVA I and ROVA II, are fully encumbered pursuant to the Second Amended and Restated Loan Agreement with Prudential Investment Management, Inc.

ITEM 3 —	LEGAL PROCEEDINGS.

From time to time, our subsidiaries or we are involved in legal proceedings arising in the ordinary course of business. While the following discussion highlights our significant legal proceedings, we believe we have recorded adequate reserves for these liabilities and that there is no individual case pending that is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

Severance Benefits Payable to Former CEO

On May 9, 2008, we filed a declaratory judgment complaint in the District Court, El Paso County, Colorado, against Christopher K. Seglem, who was terminated as Chairman, CEO and President of Westmoreland in May 2007, seeking a declaratory judgment from the court as to the correct amount to pay Mr. Seglem pursuant to the 1993 Executive Severance Policy, or severance policy. On June 10, 2008, Mr. Seglem filed counterclaims, alleging that he is owed a total of at least $3.8 million pursuant to the severance policy. The matter is currently set for trial on May 18, 2009.

Royalty Claims by Minerals Management Service and Related Tax Claims by Montana Department of Revenue

The U.S. Minerals Management Service, or MMS, and the Montana Department of Revenue, or MDR, have each asserted numerous transportation and gross inequity claims against Western Energy Company, or WECO, for federal coal royalties and state taxes allegedly due and owing on payments received by WECO from customers.

Transportation Claims

The MMS and MDR claim that revenues earned by WECO under the Transportation Agreement with its customers are, in reality, payments for the production of coal, and therefore royalty and tax bearing. MDR has issued assessments for tax years 1998 through 2004. The total amount claimed under audit (assessed and unassessed) as of December 31, 2008, was $32.9 million.

On October 23, 2008, WECO and its customers jointly settled all claims with the MDR for the periods prior to December 31, 2007, for a total of $1.7 million, with WECO responsible for less than $0.1 million of that amount and the customers responsible for the balance. WECO and its customers also reached a joint settlement with the MDR for periods subsequent to December 31, 2007, which resulted in a total amount of approximately $0.6 million owed to the MDR for 2008, with WECO’s portion representing less than $0.1 million and the customers paying the balance. WECO’s additional expense for state taxes resulting from this settlement for the years 2009 through 2019 are expected to be less than $0.1 million per year.

The MMS claims are for four different audit periods: October 1991 through December 1995, January 1996 through December 2001, January 2002 through December 2004 and January 2005 through the present. An informal settlement agreement has been reached with MMS whereby WECO will pay the sum of $12.2 million to resolve all issues surrounding these transportation claims for the assessed periods through December 31, 2007, and will pay future royalties on the transportation proceeds in accordance with the past methodology of MMS. The customers have agreed to reimburse WECO 80% of the settlement amount and to pay 80% of future royalty payments owed to MMS. WECO’s exposure for additional federal coal royalties for the years 2009 through 2019 will be approximately $0.1 million per year. We expect to finalize the agreement for this matter by the end of March 2009.

Gross Inequity Claim

On April 29, 2004, MMS issued a demand for a royalty payment in connection with a settlement agreement dated February 21, 1997, between WECO and its customer, Puget Sound Energy, which reduced the price of coal paid by Puget Sound. WECO filed a notice of appeal with MMS. A settlement agreement has been reached in principle with MMS whereby WECO will pay the assessed amount of approximately

$1.7 million including $0.6 million of accrued interest. The agreement is expected to be finalized in 2009. Puget Sound Energy has agreed to reimburse WECO for all of the settlement costs.

Additionally, WECO was informed in 2005 that the MDR has issued a claim for state coal royalties of approximately $0.2 million related to the Puget Sound Energy payments. WECO believes that Puget Sound Energy is responsible for this royalty claim pursuant to the terms of the settlement agreement.

McGreevey Litigation

In 2002, we were served with a complaint in a case styled McGreevey et al. v. Montana Power Company et al. in the U.S. District Court in Billings, Montana. The plaintiffs are former stockholders of Montana Power who filed their first complaint on August 16, 2001. The plaintiffs seek to rescind the sale by Montana Power of its generating, oil and gas, and transmission businesses, and the sale by Entech of its coal business to us or to compel the purchasers to hold these businesses in trust for the shareholders. The McGreevey plaintiffs contend that they were entitled to approve the sale by Entech to us even though they were not shareholders of Entech. On April 20, 2006, a Memorandum and Order was entered by the United States District Court for the District of Montana Butte Division, which confirmed the Judge’s decision to stay the case while it awaits a decision from the Delaware Bankruptcy Court in the Entech bankruptcy case on two key issues. The first issue is whether we are a successor in interest to Montana Power Company — Touch America or Northwestern. The second issue is whether any claim based on failure of the corporate board to submit sale of certain assets (including those purchased by us) to a vote of the shareholders is a derivative action belonging to the corporation, or a direct action belonging to disaffected shareholders.

Although the stays noted above remain in place, the Delaware bankruptcy court recently ruled on one issue pertinent to our case, finding that the claims the McGreevey plaintiffs assert against the officers and directors of Touch America are derivative and belong to the Touch America trustees. The Montana court is aware of this ruling, and is arranging a mediated settlement conference in McGreevey to attempt to revive in some form the tentative settlement reached over two years ago. We have not accrued a reserve for this matter.

Customer Reclamation Claims

WECO received a claim dated October 16, 2008, from the six Colstrip 3&4 buyers seeking a refund of approximately $9.9 million for alleged inappropriate charges. The buyers assert that they were charged for base reclamation work in Area C of the Rosebud Mine when those charges were actually for final reclamation, which would be WECO’s responsibility under the terms of the coal supply agreement. The refund sought by the buyers includes alleged overpayments for final reclamation work plus taxes and royalties on that overpayment.

WECO believes that these charges to the buyers were proper because the challenged work was for base reclamation, which is the buyers’ responsibility under the coal supply agreement. If the buyers prevail and all of the challenged work is determined to be final reclamation rather than base reclamation, WECO’s financial responsibility will be reduced from $9.9 million claimed by two factors. First, approximately $3.5 million of the buyers’ claim concerns an overpayment of taxes and royalties that WECO should be able to offset against future taxes and royalties. Second, one of the six buyers, Puget Sound Energy, Inc., has funded an account that WECO is authorized to use to pay approximately 17% of all final reclamation costs in Area C, which with respect to the challenged work would be approximately $1.1 million. The total net refund to the customers after taxes and royalty overpayments would be approximately $6.4 million, of which $1.1 million could be paid by customer-funded accounts which are now restricted. No reserve has been accrued by us for this matter.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our stockholders during the fourth quarter of 2008.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed and traded on the NYSE Alternext US under the symbol WLB. As of March 1, 2009, there were 1,288 holders of record of our common stock.

The following table shows the range of sales prices for our common stock for the past two years, as reported by the American Stock Exchange through December 1, 2008, and by the NYSE Alternext US from December 2, 2008, through the end of 2008.

	Sales Prices
	Common Stock
2007	High	Low

First Quarter	$23.40	$17.83
Second Quarter	28.75	18.90
Third Quarter	28.65	16.30
Fourth Quarter	21.00	12.14
2008
First Quarter	16.47	9.81
Second Quarter	21.51	13.31
Third Quarter	24.50	13.62
Fourth Quarter	15.73	5.30

Dividend Policy

We issued Depositary Shares, each representing one quarter of a share of our Series A Convertible Exchangeable Preferred Stock, on July 19, 1992. We suspended dividend payments on the Depositary Shares in July 2006. The quarterly dividends, which are accumulated through and including January 1, 2009, amount to $17.2 million in the aggregate ($107.53 per preferred share or $26.88 per Depositary Share).

There are statutory and contractual restrictions limiting the payment of preferred stock dividends under Delaware law, the state where we are incorporated. Under Delaware law, we are permitted to pay dividends only to the extent that our shareholders’ equity exceeds the par value of our preferred stock ($160,000 at December 31, 2008). As we are currently reporting a deficit in our shareholders’ equity, we are currently prohibited from paying preferred stock dividends. In addition, we issued notes in March 2008, which prohibit the payment of the preferred dividends so long as the notes are outstanding. We are prohibited from paying dividends on our common stock until we pay the accumulated preferred dividend in full.

Stock Performance Graph

This performance graph compares the cumulative total stockholder return on our Common Stock for the five-year period December 31, 2003, through December 31, 2008, with the cumulative total return over the same period of the AMEX Market Index and a peer group index, which consists of Arch Coal Inc., CONSOL Energy Inc., Massey Energy Co., Peabody Energy Corp. and Alliance Resources Partners. These comparisons assume an initial investment of $100.00 and reinvestment of dividends.

December 31,	2003	2004	2005	2006	2007	2008
Westmoreland Coal Co.	100	174	131	112	79	63
Peer Group Index	100	167	280	252	441	177
Amex Market Index	100	115	126	141	159	95

The information included under the heading Stock Performance Graph in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference to Item 12.

ITEM 6 —	SELECTED FINANCIAL DATA.

Westmoreland Coal Company and Subsidiaries

Five-Year Review

Consolidated Statements of Operations Information	2008	2007	2006(1)	2005	2004
	(In thousands; except per share data)

Revenues	$509,696	$504,217	$444,407	$373,744	$332,389
Income (loss) from operations	(16,035)	(5,882)	4,617	(3,630)	(2,900)

Loss from continuing operations	(48,567)	(23,518)	(13,104)	(12,945)	(11,108)
Income from discontinued operations, net	—	1,725	406	—	—

Net loss before cumulative effect of accounting change	(48,567)	(21,793)	(12,698)	(12,945)	(11,108)
Cumulative effect of accounting change, net	—	—	—	2,662	—

Net loss	(48,567)	(21,793)	(12,698)	(10,283)	(11,108)
Less preferred stock dividend requirements	1,360	1,360	1,585	1,744	1,744
Less premium on exchange of preferred stock for common stock	—	—	791	—	—

Net loss applicable to common shareholders	$(49,927)	$(23,153)	$(15,074)	$(12,027)	$(12,852)

Per common share (basic and diluted):
Loss from continuing operations	$(5.25)	$(2.71)	$(1.77)	$(1.77)	$(1.59)
Net loss applicable to common shareholders	$(5.25)	$(2.53)	$(1.72)	$(1.45)	$(1.59)
Balance Sheet Information
Working capital deficit	$(24,152)	$(94,674)	$(66,773)	$(20,138)	$(6,608)
Net property, plant and equipment	443,400	442,426	431,452	211,157	204,557
Total assets	812,967	782,528	761,382	495,871	462,730
Total debt	269,153	271,448	306,007	112,243	117,259
Shareholders’ deficit(2)	(217,598)	(177,257)	(185,933)	(30,208)	(19,038)

(1)	Effective June 29, 2006, we acquired a 50% interest in a partnership, which owns the 230-megawatt ROVA power plants from a subsidiary of E.ON U.S. LLC. The acquisition increased our ownership interest in the partnership to 100%.

(2)	Effective December 31, 2006, we adopted the provisions of Statement of Financial Accounting Standards 158, or SFAS 158. Upon adoption of the Standard, we recorded an increase in stockholders’ deficit of $129.8 million to reflect on our balance sheet the underfunded status of our pension and postretirement benefit plans.

No cash dividends were declared on common shares for the five years ended December 31, 2008.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

Overview

We are an energy company organized as a Delaware corporation in 1910. We mine coal, which is used to produce electric power, and we own power-generating plants.

We own five mines, which are all located in the United States and supply power plants. Several of these power plants are located adjacent to our mines, and we sell virtually all our coal under multi-year contracts. Due to the generally longer duration and terms of our contracts, we enjoy relatively stable demand compared to competitors who sell more of their production on the spot market and under short-term contracts.

We sold 29.3 million tons of coal in 2008, less than 3% of all the coal produced in the United States. We were the tenth largest coal producer in the United States, ranked by tons of coal mined in 2008.

In addition to our mining operations, we own the Roanoke Valley power plants, or ROVA. ROVA consists of two coal-fired units with a total generating capacity of 230 megawatts. ROVA supplies power pursuant to long-term contracts.

Results of Operations

Items that Affect Comparability of Results

For 2008 and each of the prior two years, our results have included restructuring charges and special items that significantly affected net loss. The pretax income (expense) components of restructuring charges and special items were as follows (in thousands):

Year Ended December 31,	2008	2007	2006

Interest expense attributable to beneficial conversion feature	$(8,146)	—	—
Loss on extinguishment of WML debt	(3,834)	—	—
Loss on extinguishment of ROVA debt	(1,344)	—	—
Settlement of coal royalty dispute	(2,635)	—	—
Gain on sale of interest in Ft. Lupton power project	876	—	—
Combined benefit fund settlement and interest	—	6,389	—
Gain on sale of mineral interests	—	5,641	5,060
Gain on the sale of power operations and maintenance business	—	483	—
Absaloka Mine operating contract termination fee	—	(813)	—
Inventory impairment	—	(1,128)	—
Restructuring charges	(2,009)	(4,523)	—

Total impact of restructuring charges and special items	$(17,092)	6,049	5,060

Items recorded in 2008

•	We recorded $8.1 million of expense related to the beneficial conversion feature in the convertible notes we issued in March 2008, as the conversion price was lower than the fair market value of our common stock at the time of issuance (see Note 7 for a more detailed discussion).

•	We refinanced both our WML and ROVA debt during 2008 and as a result recorded losses of $3.8 million and $1.3 million, respectively, for the extinguishment of debt (see Note 7).

•	We recorded $2.6 million in net expense related to two coal royalty claims as we reached an agreement with the U.S. Minerals Management Service and the Montana Department of Revenue to settle two long-standing disputes (see Note 19).

•	On July 2, 2008, we received $0.9 million for our royalty interest in the gas-fired Ft. Lupton project and recognized a gain of $0.9 million on the sale (see Note 14).

•	In 2007, we initiated a restructuring plan in order to reduce the overall cost structure of the Company. As a result, in 2008 and 2007 we recorded restructuring charges of $2.0 million and $4.5 million, respectively. Most of the restructuring charges related to termination benefits, outplacement costs, and lease costs related to the consolidation of corporate office space (see Note 2).

Items recorded in 2007

•	During 2007, we reached a settlement with the Combined Benefit Fund, or CBF, for the reimbursement of $5.8 million, plus interest, in past overpayments to the CBF for retiree medical benefits. We recorded the settlement as a $5.8 million reduction in heritage health benefit expenses and $0.6 million in interest income.

•	In 2007, we sold a royalty interest in a Wyoming mine for $12.7 million. The sale of the royalty interest resulted in a gain of approximately $5.6 million.

•	In 2007, we sold our power operation and maintenance business to North American Energy Services, or NAES, for $0.8 million. The sale of the power operation and maintenance business resulted in a gain of $0.5 million during 2007.

•	In 2007, WRI reached an agreement to settle its contract disputes with Washington Group International, Inc., or WGI, who had been the contract operator and 20% owner of the mine. As part of the settlement agreement, WRI assumed operation of the Absaloka Mine and recorded a contract termination fee of $0.8 million related to the buyout of the WGI operating contract. Later in 2007, we purchased WGI’s 20% interest to become the sole owner of WRI.

•	Pursuant to our Jewett Mine’s new coal sale agreement with its customer entered into in 2007, we developed a new mine plan. As a result of the new mine plan, we wrote off $1.1 million of inventory associated with equipment which will not be utilized under the new mine plan.

Items recorded in 2006

•	In 2006, we sold our interests in two coal bed methane leases in southern Colorado and recognized a $5.1 million gain on the sale.

2008 Compared to 2007

Summary

Our 2008 sales increased to $509.7 million compared with $504.2 million in 2007. This increase was primarily driven by a $4.7 million increase in our power segment revenues related to an increase in megawatt hours sold and favorable price increases. Our 2008 coal segment sales increased by $0.9 million, as a decrease in tons sold and the impact of decreased prices under our new coal sales contract at our Jewett Mine were offset by a 2% overall favorable price increase as well as pass-through revenues recognized upon the settlement of our coal royalty claims.

Our 2008 net loss applicable to common shareholders increased to $49.9 million compared with a net loss in 2007 of $23.2 million. Excluding the $17.1 million of 2008 expenses and the $6.0 million of 2007 income from restructuring and special items (discussed in Items that Affect Comparability of Our Results), our net loss increased by $3.6 million. The primary factors, in aggregate, driving this increase in net loss were:

•	A $3.4 million decrease in our coal segment operating income driven by:

•	A $3.1 million increase in 2008 depreciation, depletion, and amortization expenses resulting from increased depletion expenses from asset retirement cost assets, which increased at the end of 2007 due to updated engineering studies, and capital expenditures at the mines;

•	reduced tonnages sold; and

•	increases in fuel and other commodity costs in 2008.

•	A $1.7 million increase in power segment operating income resulting primarily from the execution of our restructuring plan and resulting cost savings.

•	A $1.1 million increase in our 2008 heritage costs largely driven by a $3.2 million increase in our 2008 workers compensation expenses due to a decrease in the discount rate used and unfavorable claims experience.

•	A $1.8 million decrease in our corporate expenses related to the execution of our restructuring plan and our cost control efforts.

•	A $0.7 million increase in income tax expense resulting from increases in state income taxes and a provision for a state income tax claim.

•	A $1.7 million decrease in income from discontinued power operations and maintenance businesses sold in 2007.

Coal Segment

The following table shows comparative coal revenues, operating income and production, and percentage changes between periods:

	Year Ended December 31,
			Increase/
			(Decrease)
	2008	2007	$	%
	(In thousands)

Revenues	$419,806	$418,870	$936	0.2%
Operating income	15,211	18,723	(3,512)	(18.8)%
Tons sold — millions of equivalent tons	29.3	30.0	(0.7)	(2.3)%

Our 2008 coal revenues increased to $419.8 million in 2008, compared with $418.9 million in 2007. This increase occurred as a 0.7 million decrease in tons sold during 2008 was offset by a 2% overall increase in pricing due to increases in commodity based indices and contract renewals as well as pass-through revenues recognized upon the settlement of our coal royalty claims.

Our coal segment’s operating income decreased to $15.2 million in 2008, down from $18.7 million in 2007. Excluding special items consisting of a $2.6 million charge for the 2008 settlement of a coal royalty dispute, a $0.8 million termination fee paid in 2007 for our Absaloka Mine operating contract, a $1.1 million dollar inventory impairment in 2007, and restructuring charges (all discussed in Items that Affect Comparability of Our Results), our coal segment’s operating income decreased by $3.4 million. The decrease in operating income was driven by the following items:

•	A $3.1 million increase in 2008 depreciation, depletion, and amortization expenses resulting from increased depletion expenses from asset retirement cost assets, which increased at the end of 2007 due to updated engineering studies, and capital expenditures at the mines;

•	reduced tonnages sold; and

•	increases in fuel and other commodity costs in 2008.

Power Segment

The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Year Ended December 31,
			Increase/
			(Decrease)
	2008	2007	$	%
	(In thousands)

Revenues	$89,640	$84,953	$4,687	5.5%
Operating income	16,920	14,150	2,770	19.6%
Megawatts hours — thousands	1,641	1,590	51	3.2%

Our 2008 power segment revenues increased to $89.6 million compared to $85.0 million in 2007. These revenues increased due to an increase in megawatt hours sold as we had a large unexpected shutdown in 2007 and improved operating performance in 2008. Additionally, we had a 5% favorable price increase, which was driven by increases in inflation indices.

Our power segment’s operating income was $16.9 million in 2008, compared with $14.1 million in 2007. Excluding the special items consisting of a $0.9 million gain in 2008 on the sale of our royalty interest in Ft. Lupton, a $0.5 million gain on the sale of our power operations and maintenance businesses in 2007, and a $0.7 million restructuring charge in 2007 (all discussed in Items that Affect Comparability of Our Results), our power segment’s operating income increased by $1.7 million. This increase was primarily driven by the execution of our restructuring plan we initiated in 2007 and the resulting cost savings.

Heritage

The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Year Ended December 31,
			Increase/
			(Decrease)
	2008	2007	$	%
	(In thousands)

Health care benefits	$25,588	$28,252	$(2,664)	(9.4)%
Combined benefit fund payments (credits)	3,470	(2,156)	(5,626)	260.9%
Workers’ compensation benefits	4,417	1,175	3,242	275.9%
Black lung benefits (credits)	(23)	318	(341)	(107.2)%
Selling and administrative costs	2,045	1,034	1,011	97.8%
Gain on sale of assets	(25)	—	(25)	—

Heritage segment operating loss	$(35,472)	$(28,623)	$(6,849)	23.9%

Our 2008 heritage costs were $35.5 million compared to $28.6 million in 2007. Excluding the $5.8 million combined benefit fund credit we recognized in 2007 (discussed in Items that Affect Comparability of Our Results), our heritage expenses increased by $1.1 million. This increase was primarily driven by a $3.2 million increase in our workers compensation expenses due to a decrease in our discount rate as well as unfavorable claims experience. Favorable health care benefit experience was offset by increased administrative costs primarily due to the resolution of legal claims and consultant costs related to future cost containment efforts.

Corporate

Our corporate segment’s operating expenses totaled $12.7 million in 2008 compared to $10.1 million in 2007. Excluding the restructuring charges of $1.8 million and $3.1 million, respectively, in 2008 and 2007, and the $5.6 million gain on the 2007 sale of mineral rights (discussed in Items that Affect Comparability of Our Results), our corporate segment operating expenses decreased by $1.8 million. This decrease was driven primarily by the execution of our restructuring plan and the resulting cost savings.

Other income (expense), income tax expense, discontinued operations and preferred dividends

Our 2008 other expense increased to $31.6 million compared with $17.4 million of expense in 2007. This increase was predominately driven by special item expenses including $8.1 million of interest on the beneficial conversion feature associated with our convertible debt issued in 2008 and the $3.8 million and $1.3 million losses on the extinguishment of our mining and power debt, respectively, as we refinanced them in 2008 (all discussed in Items that Affect Comparability of Our Results).

Our 2008 income tax expense was $0.9 million compared with $0.2 million in 2007. This increase resulted primarily from increases in state income taxes and a provision for a state income tax claim, which increased our expense.

Income from discontinued operations was $1.7 million in 2007.

2007 Compared to 2006

Summary

Our 2007 sales increased to $504.2 million compared with $444.4 million in 2006. This increase was primarily driven by a $34.4 million increase in our power revenues related to our 2006 acquisition of the remaining ROVA ownership interest, and a $25.4 million increase in our coal revenues due to increased tons and favorable pricing.

Our 2007 net loss applicable to common shareholders increased to $23.2 million compared to a net loss applicable to common shareholders in 2006 of $15.1 million. Excluding the $6.0 million and $5.1 million of income, respectively, from restructuring and special items for 2007 and 2006 (discussed in Items that Affect Comparability of Our Results), our net loss applicable to shareholders increased by $9.1 million. The primary factors, in aggregate, driving this increase in net loss applicable to shareholders were:

•	a $12.0 million decrease in our coal segment operating profit driven by increases in our coal segment depletion expenses, lease costs, administrative costs, and operating and maintenance costs;

•	$2.5 million increase in power segment operating income following the ROVA acquisition;

•	$0.7 million increase in our black lung expenses due to the benefit recorded in 2006;

•	decrease in income tax expense resulting from a $2.1 million North Carolina state tax assessment recorded in 2006;

•	$1.3 million increase in our 2007 income from our discontinued power operations and maintenance business as we owned this business for a longer duration in 2007 than in 2006; and

•	$1.4 million charge in 2006 for the exchange of preferred stock for common stock, net of the corresponding decrease in our 2007 preferred stock dividends resulting from the exchange.

Coal Segment

The following table shows comparative coal revenues, operating income and production and percentage changes between periods:

	Year Ended December 31,
			Increase/
			(Decrease)
	2007	2006	$	%
	(In thousands)

Revenues	$418,870	$393,482	$25,388	6.5%
Operating income	18,723	33,370	(14,647)	(43.9)%
Tons sold — millions of equivalent tons	30.0	29.4	0.6	2.0%

Our 2007 coal revenues increased to $418.9 million in 2007, compared with $393.5 million in 2006. This increase was driven by a 0.6 million increase in tons sold during 2007, and a 4% increase in pricing due to favorable contract renewals during the year.

Our coal segment’s operating income decreased to $18.7 million in 2007, down from $33.4 million in 2006. Excluding special items consisting of a $1.1 million inventory impairment charge, $0.8 million Absaloka Mine contract termination fee, and a $0.7 million of restructuring charge (discussed in Items that Affect Comparability of Our Results), the coal segment’s operating income decreased by $12.0 million. The decrease in operating income was driven by the following items:

•	A $4.0 million increase in 2007 depreciation, depletion, and amortization expenses resulting from increased depletion expenses for asset retirement cost assets, which increased at the end of 2006 due to updated engineering studies, and capital expenditures at the mines;

•	$2.0 million of costs resulting from an amendment to our Crow Tribe lease agreement;

•	$1.3 million increase in administrative costs as a result of increases in legal and professional fees and information technology costs; and

•	significant increases in the various mines’ operating and maintenance costs.

Power Segment

The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Year Ended December 31,
			Increase/
			(Decrease)
	2007	2006	$	%
	(In thousands)

Revenues	$84,953	$43,244	$41,709	96.5%
Operating income	14,150	11,906	2,244	18.8%
Megawatt hours — thousands	1,590	1,639	(49)	(3.0)%

Our 2007 power segment revenues increased to $85.0 million compared to $43.2 million in 2006. These revenues increased as a result of the ROVA acquisition and consolidation which was effective July 1, 2006.

Our power segment’s operating income was $14.2 million in 2007 compared with $11.9 million in 2006. Excluding the $0.7 million restructuring charge in 2007 and the $0.5 million gain on the sale of our power operations and maintenance business (discussed in Items that Affect Comparability of Our Results), our power segment’s operating income increased by $2.5 million. This increase was driven by our ROVA acquisition and the consolidation of a full year of ROVA operations in 2007.

Heritage

The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Year Ended December 31,
			Increase/
			(Decrease)
	2007	2006	$	%
	(In thousands)

Health care benefits	$28,252	$28,295	$(43)	(0.2)%
Combined benefit fund payments (credits)	(2,156)	3,611	(5,767)	(159.7)%
Workers’ compensation benefits	1,175	1,336	(161)	(12.1)%
Black lung benefits (credit)	318	(421)	739	175.5%
Selling and administrative costs	1,034	186	848	455.9%

Heritage segment operating loss	$(28,623)	$(33,007)	$(4,384)	13.3%

Our 2007 heritage costs were $28.6 million compared to $33.0 million in 2006. Our heritage expenses increased by $1.4 million excluding the $5.8 million CBF gain (discussed in Items that Affect Comparability of Our Results). This increase was primarily driven by $0.3 million in black lung expense in 2007 compared to a black lung benefit of $0.4 million recorded in 2006. The benefit in 2006 resulted from favorable actuarial projections, which decreased our obligations. Our heritage selling and administrative expenses also increased as a result of legal fees incurred for claims.

Corporate

Our 2007 corporate segment’s operating loss was $10.1 million in 2007 compared to $7.7 million in 2006. Excluding the restructuring charge of $3.1 million, and the gains on the sale of mineral rights (discussed in Items that Affect Comparability of Our Results), corporate segment operating loss changed by less than $0.1 million.

Other income (expense), income tax expense, discontinued operations, and preferred dividends

Our 2007 other expense increased to $17.4 million compared with $15.3 million of expense in 2006. This increase resulted from the acquisition of ROVA and the recording of a full year of ROVA interest expense in 2007 and was partially offset by a decrease in interest expense from our mining debt due to reduced debt levels in 2007.

Our 2007 income tax expense was $0.2 million compared with $2.4 million in 2006. This decrease resulted primarily from a $2.1 million North Carolina state tax assessment recorded in 2006.

Our 2007 income from discontinued operations was $1.7 million compared with $0.4 million in 2006. This increase related to the $0.5 million gain on the sale of our power operations and maintenance business in 2007, as well as the fact that we owned this business for a longer period of time in 2007 than in 2006.

In 2007, our preferred stock dividend requirements were $1.4 million compared with $1.6 million in 2006. This decrease resulted from a 2006 reduction in the number of preferred shares outstanding as a result of the exchange of our common stock for preferred stock in 2006. We also recorded a $0.8 million premium on the exchange in 2006.

Significant Anticipated Variances between 2008 and 2009

Our outlook for 2009 is based on information presently available and contains certain assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our 2009 results.

Special items and restructuring charges in 2008 are discussed in Items that Affect Comparability of Results. We do not expect these items to reoccur in 2009, and in addition, we project the following significant variances will occur in 2009. In the aggregate, we expect these events will allow us to improve upon both our operating results and our cash flows in 2009:

•	We expect our overall tons delivered to decrease from 2008 sales tonnages due to anticipated reductions in customer demand and overall economic conditions. We expect this decrease in tons sold to be offset with cost savings generated by productivity and efficiency improvements;

•	We expect a decrease in our power segment revenues and increased maintenance expenses resulting from a planned maintenance shutdown at one of our ROVA plants that is required every five years;

•	In May 2009, the fixed capacity payment that we receive for each megawatt-hour of electricity that ROVA produces will step down to a lower rate which continues through the end of the power sales agreement in 2019. This decrease will result in a reduction in cash receipts, but will have no impact on our revenues as we begin recognition of previously deferred revenues;

•	We expect our Indian Coal Production Tax Credit transactions to generate approximately $7.0 to $8.0 million of additional earnings and cash flows upon the approval of the private letter ruling by the Investor and one of our lenders;

•	We expect an increase in our depreciation expense as a result of increased capital investments made during 2008 at our mining operations. We expect to make additional capital investments during 2009 in the range of $40.0 to $50.0 million to improve our mining operations and increase productivity. We expect these capital investments to be funded through our mine’s operating cash flows or, if necessary, the mine’s existing credit facilities;

•	We expect a decrease in corporate professional fees as we incurred significant expenses in 2008 related to our financial statement restatement;

•	We expect a reduction in our repayments of long-term debt resulting from the refinancing in 2008 of our coal and power debt. We are not required to make principal payments on our WML debt until 2011;

•	We expect an increase in our restricted investments and bond collateral as we enter new mining areas during 2009 and expect to use approximately $5.0 to $10.0 million in cash collateral to secure our reclamation bonds; and

•	We expect to have an increase in our required pension plan contributions resulting from the decline in the value of our pension investments and our loan covenants, which require us to maintain a 90% funding status. We expect to contribute approximately $11.3 million to our funded pension plans in 2009.

Financial Implications of the Indian Coal Production Tax Credit Transactions

On October 16, 2008, WRI entered into a series of transactions with a financial institution, or Investor, designed to enable WRI to take advantage of Indian Coal Production Tax Credits, or ICTC’s, generated by its mining operations.

In these transactions, WRI formed a limited liability company, Absaloka Coal LLC, which it owned jointly with a newly formed subsidiary, WRI Partners, Inc., to mine and sell coal from the Absaloka Mine. Absaloka Coal LLC then entered into a sublease from WRI of the coal leases from the Crow Tribe, entitling Absaloka Coal LLC to mine up to 40.0 million tons of coal at the Absaloka Mine through 2012. WRI also assigned to Absaloka Coal LLC all of its contracts to sell coal to third parties.

On October 16, 2008, WRI sold its interest in Absaloka Coal LLC to the Investor for consideration consisting of an initial payment of $4.0 million, $34.0 million of fixed principal and interest payments, and contingent payments based on 90% of the credits allocated to the Investor in excess of the fixed payments. Based on current forecasts of the Absaloka Mine’s coal sales, the total consideration to be paid by the Investor to WRI is projected to be approximately $62.8 million through December 31, 2012. WRI expects to share approximately $19.4 million of this consideration with the Crow Tribe as royalties. We paid a $1.25 million fee to the Crow Tribe in the fourth quarter of 2008 to secure the Tribe’s approval of the sublease.

The Investor will be entitled to 99% of Absaloka Coal LLC’s earnings and related distributions until it has received a 10% return on its initial $4.0 million cash investment, after which it will receive 5% of earnings and distributions.

On October 3, 2008, WRI requested a private letter ruling, or PLR, request with the IRS concerning various issues relating to the validity of the ICTC’s. In March 2009, we received a PLR confirming the availability of the ICTC’s under the specific scenario described whereby we subleased the right to mine a fixed amount of coal from our Absaloka Mine to the LLC. All payments on the promissory notes and $2.0 million of the cash received at closing were, or will be, placed into escrow until the approval of the PLR by the Investor and one of our lenders. If the PLR is deemed unacceptable to the Investor or one of our lenders, the transaction is rescinded and all payments made to date will be returned to the Investor. Upon approval of the PLR and the release of the cash payments from escrow, we will recognize the fixed and contingent payments from the Investor as they are received as income in our consolidated financial statements. In addition, the initial payment of $4.0 million and the $1.25 million fee paid to the Crow Tribe will be recognized ratably through 2012 based on tons sold. However, until the Investor and one of our lenders deem the PLR acceptable, income recognition of all proceeds from the Investor have been and will continue to be deferred.

As part of the purchase agreement, WRI has an option to purchase the Investor’s entire membership interest after October 16, 2013, and Investor is entitled to withdraw at any time from Absaloka Coal LLC. In these events, or on dissolution of the LLC, WRI would be required to pay the Investor the appraised value of its capital account balance.

WRI is the sole manager of Absaloka Coal LLC and has entered into a contract mining agreement with Absaloka Coal LLC under which it receives an amount equal to all of its mining costs plus a fee per ton of coal mined. Westmoreland Coal Sales Company acts as the exclusive sales agent on behalf of Absaloka Coal LLC under a sales agency agreement and receives a fee for its services based on the tons of coal sold.

Liquidity and Capital Resources

We have suffered recurring losses from operations, have a working capital deficit and a net capital deficiency that raise substantial doubt about the ability of us to continue as a going concern. The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from the uncertainty about the ability of us to continue as a going concern. The report from our independent registered certified public accounting firm on our consolidated financial statements for the year ended December 31, 2008, includes an explanatory paragraph reciting these factors that raise substantial doubt about our ability to continue as a going concern.

We are a holding company and conduct our operations through our subsidiaries, which generally have obtained separate financing. As a holding company, we have significant cash requirements to fund our ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the Parent are from distributions from our principal operating subsidiaries. Each of WML, ROVA and WRI has a credit agreement that contains covenants applicable to that subsidiary. Only the WRI agreement permits dividends to be paid by WRI to us without restriction.

The major factors impacting our liquidity are as follows.

•	Our significant level of debt and limitations under our current debt agreements on the ability of WML and ROVA to pay dividends to us.

As of December 31, 2008, our total gross indebtedness was approximately $269.2 million, the principal components of which are: $148.1 million of WML term and other debt; $81.4 million of

ROVA term debt; $22.5 million under WRI’s revolving line of credit, term and other debt; and $15.8 million of convertible notes.

Limitations in the WML and ROVA debt agreements require the maintenance of reserve accounts and limit the ability of those subsidiaries to distribute funds to us based on changes in reserve account balances and the subsidiaries’ operating results. Accordingly, these subsidiaries may not be able to pay dividends to us in the amounts and in the time periods required for us to pay our heritage health benefit costs, pension contributions and corporate expenses.

Ultimately, if our subsidiaries’ operating cash flows are insufficient to support their operations and provide dividends to us in the amounts and time periods required to pay our expenses, and we are unable to obtain external financing at sufficient levels to pay such obligations, the parent will be unable to meet its obligations as they come due.

•	Our heritage health benefit and pension obligations, which must be funded by distributions from our operating subsidiaries.

Our WCC Parent Company’s heritage health benefit costs consist primarily of payments for postretirement medical and workers’ compensation benefits. We are also obligated to pay premiums to the Combined Benefit Fund, or CBF. The most recent actuarial valuations of our postretirement medical benefit obligations, which pertain primarily to former employees who worked in our Eastern mines and are guaranteed life-time benefits under the federal Coal Act, indicated that our postretirement medical benefit payments would increase annually through 2016 and then decline to zero over the next approximately sixty years as the number of eligible beneficiaries declines.

We also sponsor defined benefit pension plans for our full-time employees. In 2008, we experienced a significant decrease in the value of our pension investments. After making $4.9 million of contributions during 2008, the total value of our pension assets still decreased to $40.8 million at December 31, 2008, as compared to $51.0 million at December 31, 2007.

Both the parent company and our subsidiaries will be required to make supplemental pension contributions due to the decrease in the value of our pension investments. Under the covenants of our WML term debt, we are required to ensure that by September 15 of each year, the value of our pension plan assets is at least 90% of our actuarially determined pension liability. In order to achieve the 90% funding status required by loan covenants, we will be required to contribute approximately $11.3 million to our funded pension plans during 2009.

The following table shows the payments we made towards our heritage health benefits and pension obligations in 2008 and the expected payments for 2009:

	2008	2009
	Actual	Expected
	Payments	Payments
	(In millions)

Postretirement medical benefits (net of subsidy)	$17.0	$19.1
Pension contributions	4.9	11.3
CBF premiums	3.5	3.2
Workers’ compensation benefits	1.0	1.0

•	Cash collateral requirements for additional reclamation bonds in new mining areas.

Federal and state laws require that we provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis and have become increasingly expensive. Bonding companies are requiring that applicants collateralize increasing portions of their obligations to the bonding company. In 2008, we paid approximately $2.6 million in premiums for reclamation bonds and were required to use $10.3 million in cash to collateralize 92% of the face amount of the new bonds obtained in 2008. We anticipate that, as we permit additional areas for our mines in 2009 and 2010, our bonding requirements will increase significantly and our collateral requirements will increase as well. Any capital that we provide to collateralize our obligations to our bonding companies is not available to support our other business activities. If the cost of our reclamation bonds continues to increase, our results of operations could be negatively affected. Additionally, if we are unable to obtain additional bonding capacity due to cash flow constraints, we will be unable to begin mining operations in newly permitted areas. Our inability to begin operations in new areas will hamper our ability to efficiently meet our current customer contract deliveries, expand our operations, and maintain or increase our revenues.

Liquidity Improvements and Strategic Alternatives

In 2008, we took the following steps to improve our liquidity:

•	On March 4, 2008, we completed the sale of $15.0 million in senior secured convertible notes to an existing shareholder;

•	On March 17, 2008, Westmoreland Partners, our wholly owned subsidiary, completed a refinancing of ROVA’s debt. The refinancing paid off all outstanding bank borrowings, bond borrowings, and the ROVA acquisition loan, and eliminated the need for the irrevocable letters of credit, which supported the bond borrowings;

•	On June 26, 2008, WML completed a refinancing of its term debt. On that date, WML entered into a note purchase agreement with institutional investors under which it sold $125.0 million of secured notes with principal payments beginning in 2011. Also on June 26, 2008, WML amended its Revolving Credit Agreement with its lenders and increased the facility to $25.0 million through 2013. We are not required to make principal payments on our WML debt until 2011;

•	On October 16, 2008, WRI entered into a series of transactions in order to monetize the Indian Coal Production Tax Credits available to it. If the private letter ruling received from the IRS on the transactions is approved by the Investor and one of our lenders, we could realize net cash flows of up to $37.1 million before taxes through 2012. See Note 16 Indian Coal Production Tax Credits; and

•	On November 20, 2008, WRI’s $20.0 million revolving credit facility was extended through November 19, 2009.

These steps reduced our consolidated working capital deficit by $70.5 million from December 31, 2007, to December 31, 2008.

The maturities of long-term debt and the revolving credit facilities due in 2009 are $44.5 million, of which $10.3 million relates to the WRI revolving credit facilities. The remaining $34.2 million due in 2009 is payable by our subsidiaries, and is expected to be funded by cash provided by the operations of those subsidiaries.

In addition to these efforts, we are pursuing additional alternatives in our efforts to continue to improve our liquidity during 2009:

•	We are in initial discussions with a potential buyer regarding the sale of certain assets, but it is not certain such a sale could be completed in the time required to meet our cash needs;

•	We are pursuing and evaluating potential sale-leaseback transactions for certain facilities and equipment at our Absaloka Mine;

•	We are pursuing alternatives to meet future reclamation bond requirements as we enter new mining areas with reduced amounts of cash collateral;

•	We are attempting to improve our liquidity by improving the operating performance of our mines. We believe that increases in tons produced and sold, improvements in productivity, and our continued focus on cost control at our mining operations during 2009 should improve our liquidity; and

•	We are looking at various alternatives to reduce our required 2009 pension contributions, including modifying elections available to us in determining the required contribution, contributing shares of our common stock to the plan in lieu of cash, amending our pension plans, and negotiating revised covenants with our lenders.

There can be no assurance that we will be successful in completing any of the contemplated transactions on terms acceptable to us, or at all, or the other actions we contemplate will be successful in improving our cash flows or our liquidity.

The significant assumptions that underlie the forecasts prepared by us for 2009 include the following:

•	The private letter ruling received from the IRS is approved by the Investor and one of our lenders and the ICTC monetization transactions proceed in accordance with their terms;

•	Our operating cash flow at WRI significantly increases over 2008 levels as a result of actions taken to improve the operating performance of the mine;

•	WRI’s revolving line of credit is renewed or refinanced when it matures in November 2009;

•	We are able to defer or reduce our bonding requirements in 2009; and

•	We are able to reduce the cash contributions we are required to make to our pension plans in 2009.

If our assumptions prove to be accurate, we should have adequate liquidity to meet our currently projected cash requirements through 2009, although by a small margin. Our 2009 assumptions are subject to a number of uncertainties, many of which are beyond our control, and we may face economic issues that we have not been able to foresee. However, we anticipate that we will require significant additional capital resources to meet our projected cash requirements for 2010.

Historical Sources and Uses of Cash

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Years Ended December 31,
	2008	2007
	(In thousands)

Cash provided by (used in):
Operating activities	$55,245	$82,516
Investing activities	(6,588)	(43,259)
Financing activities	(28,452)	(46,259)

Cash provided by operating activities decreased $27.3 million in 2008 compared to 2007 primarily as a result of a $26.8 million increase in our net loss, which was offset with $8.9 million of non-cash interest expense and $3.2 million of non-cash losses for extinguishment of debt and other than temporary investment impairments. In 2008, the Company’s operating cash flows were also negatively impacted by $3.5 million in severance payments associated with our restructuring plan. Our 2007 operating cash flows benefitted from $5.6 million of cash received from the black lung trust fund and $10.0 million of cash for a reserve dedication fee from a customer.

Cash used in investing activities decreased $36.7 million in 2008 compared to 2007. This decrease was primarily the result of the reduction in restricted investments and bond collateral from the ROVA and WML debt refinancings. In addition, investing cash flows for 2007 included $16.9 million paid in connection with the acquisition of WGI’s minority interest at our Absaloka Mining operations and our assumption of the mine’s operations. This 2007 payment was offset by $12.7 million of proceeds received from the sale of our royalty interest at our Caballo Mine.

Cash used in financing activities decreased by $17.8 million in 2008, compared to 2007. The decrease is a result of the ROVA and WML debt refinancings, which primarily represented the long-term borrowings in

2008 of $205.4 million, which was offset by $219.8 million of debt payments. In 2007, $61.2 million of long-term debt payments were made with only $9.1 million of corresponding borrowings.

The Company’s working capital deficit at December 31, 2008, decreased by $70.5 million to approximately $24.2 million compared to a $94.7 million deficit at December 31, 2007. The increase in working capital was primarily a result of the ROVA and WML debt refinancing which have increased cash and cash equivalents by $20.2 million and reduced current installments of long-term debt by $52.5 million and amounts outstanding under the Company’s revolving lines of credit by $3.9 million.

Cash Balances and Available Credit

Consolidated cash and cash equivalents at December 31, 2008, included (in thousands):

WML	$31,117
ROVA	5.664
Westmoreland Risk Management	1,864
Westmoreland Coal Company (Parent)	956
Westmoreland Resources, Inc.	340

Total consolidated cash and cash equivalents	$39,941

Lines of Credit

Amounts outstanding and availability under the revolving lines of credit of our subsidiaries at December 31, 2008, are as follows (in millions):

	Total Line	Amounts	Letters of
	of Credit	Outstanding	Credit	Availability

WML	$25.0	$—	$1.9	$23.1
WRI	20.0	10.3	—	9.7
ROVA	6.0	—	—	6.0

	$51.0	$10.3	$1.9	$38.8

The average borrowings on our $20.0 million WRI revolver during 2008 were $10.4 million. WML’s average balance on its $25.0 million revolving line of credit was $4.1 million. We had no borrowings in 2008 on ROVA’s revolver.

The cash and available credit at WML and ROVA are available to us through quarterly distributions. However, the loan agreements of WML and ROVA require debt service accounts and impose timing and other restrictions on the ability of ROVA and WML to distribute funds to us. WRI can distribute cash drawn from its revolving line of credit to us through dividends. Because the WRI loan agreement imposes fewer restrictions on the ability of WRI to make distributions to us, WRI has been a significant source of liquidity for us. The cash at Westmoreland Risk Management, our captive insurance subsidiary, is available to us through dividends, subject to maintaining a statutory minimum level of capital.

Contractual Obligations and Commitments

The following table presents information about our contractual obligations and commitments as of December 31, 2008. Some of the amounts below are estimates. We discuss these obligations and commitments elsewhere in this filing.

	Payments Due by Period
							After
	Total	2009	2010	2011	2012	2013	2013
	(In thousands of dollars)

Long-term debt obligations (principal and interest)	$329,989	57,199	28,431	33,429	36,634	53,382	120,914
Capital lease obligations (principal and interest)	34,301	7,368	6,607	5,808	5,254	4,867	4,397
Operating lease obligations	17,250	5,385	4,557	4,389	1,988	630	301
Purchase obligations	173,074	27,929	27,929	27,929	27,929	27,929	33,429
Other long-term liabilities(1)	1,262,211	53,013	52,342	60,858	48,813	51,169	996,016

Totals	$1,816,825	150,894	119,866	132,413	120,618	137,977	1,155,057

(1)	Represents long-term liabilities relating to our postretirement health benefit plans, defined benefit pension plans, workers compensation liabilities, and mine reclamation costs.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition, results of operations, liquidity and capital resources is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Generally accepted accounting principles, or GAAP, require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Postretirement Medical Benefits and Pension Obligations

Our most significant long-term obligations are the obligations to provide postretirement medical benefits, pension benefits, workers’ compensation and pneumoconiosis (black lung) benefits. We provide these benefits to our current and former employees and their dependents. Detailed information related to these liabilities is included in Notes 8 and 9 to our consolidated financial statements.

We have significant long-term liabilities for our employees’ postretirement medical benefit costs and defined benefit pension plans. These liabilities are recorded on our consolidated balance sheets in amounts equal to the actuarially determined funded status of the plans. Our obligations for postretirement benefit costs and workers’ compensation obligations are not funded. Our pension obligations are required to be funded in accordance with the provisions of federal law and covenants of our loan agreements. The expense for the year ended December 31, 2008, for the pension and postretirement liabilities totaled $29.2 million, while payments were $21.5 million.

Each of these liabilities is actuarially determined and we use various actuarial assumptions including the discount rate and future cost trends, to estimate the costs and obligations for these items. Our discount rate for postretirement medical and pension benefits are determined by utilizing a hypothetical bond portfolio model, which approximates the future cash flows necessary to service our liabilities. This model is calculated using a yield curve that is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.

We make assumptions related to future trends for medical care costs in the estimates of retiree health care and work-related injuries and illnesses obligations. Our medical trend assumption is developed by annually examining the historical trend of our cost per claim data. In addition, we make assumptions related to future compensation increases and rates of return on plan assets in the estimates of pension obligations.

If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could differ materially from our current estimates. Moreover, regulatory changes could increase our obligation to satisfy these or additional obligations. Our most significant employee liability is postretirement health care. Health care cost trend rates have a significant effect on the expense and liability amounts reported for health care plans. Below we have provided a sensitivity analysis to demonstrate the significance of the health care cost trend rate assumptions in relation to reported amounts.

	Postretirement Benefits
Health Care Cost Trend Rate	1% Increase	1% Decrease
	(In thousands)

Effect on service and interest cost components	$1,930	$(1,636)
Effect on postretirement benefit obligation	$28,938	$(24,682)

Asset Retirement Obligations, Reclamation Costs and Reserve Estimates

Our asset retirement obligations primarily consist of cost estimates for reclamation of surface land and support facilities at both surface mines and power plants in accordance with federal and state reclamation laws as defined by each mining permit. Asset retirement obligations are determined for each mine using various estimates and assumptions including, among other items, estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage, the timing of these cash flows, and a credit-adjusted, risk-free rate. As changes in estimates occur (such as mine plan revisions, changes in estimated costs, or changes in timing of the reclamation activities), the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free rate. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different from currently estimated. Moreover, regulatory changes could increase our obligation to perform reclamation and mine closing activities. Asset retirement obligation accretion for the year ended December 31, 2008, was $9.5 million, and costs incurred totaled $7.4 million. See additional information regarding our asset retirement obligations in Note 11 to our consolidated financial statements.

Certain of our customers have either agreed to reimburse us for reclamation expenditures as they are incurred or have pre-funded a portion of the expected reclamation costs. These funds will serve as sources for use in final reclamation activities and directly reduce our reclamation expenses as we record a receivable for these future receipts.

Income Taxes and Deferred Income Taxes

As of December 31, 2008, we had significant deferred tax assets. Our deferred tax assets include federal and state regular net operating losses, or NOLs, alternative minimum tax, or AMT, credit carryforwards, Indian Coal Production Tax Credits, or ICTC’s, carryforwards, charitable contribution carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income.

We believe we will be taxed under the AMT system for the foreseeable future due to the significant amount of statutory tax depletion in excess of book depletion expected to be generated by our mining operations. As a result, we have determined that a valuation allowance is required for all of our regular federal net operating loss carryforwards, AMT credit carryforwards, ICTC carryforwards and its contributive carryforwards since they are not available to reduce AMT income in the future.

In addition, we have determined that since our net deductible temporary differences will not reverse for the foreseeable future, and we are unable to forecast that we will have taxable income when they do reverse, a full valuation allowance is required for these deferred tax assets.

We have also recorded a full valuation allowance for all but $1.4 million of our state net operating losses, since we believe that it is more likely than not that they will not be realized. No valuation allowance is being provided on $1.4 million of deferred tax assets because we believe that it is more likely than not that these net operating losses will be used to offset FIN No. 48 liabilities presented in the financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 requires noncontrolling interests (minority interests) to be reported as a separate component of equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for us). Early adoption is not allowed. We will adopt the provisions of SFAS No. 160 on January 1, 2009, and will recast prior periods’ financial statements to show noncontrolling interest (minority interest) as a separate component of shareholders’ equity. We are in the process of determining the effect the adoption of SFAS 160 will have on our financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141. SFAS 141(R) modifies the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also provides guidance for the recognition and measurement of goodwill acquired in a business combination and for determination of required disclosures that will enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009, for us). At this time, we do not expect the adoption of this standard to have any impact on our financial statements.

In December 2008, the FASB issued FSP SFAS 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 (December 31, 2009, for us). We are in the process of determining the effect the adoption of FSP SFAS 132(R)-1 will have on the disclosures in our financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Concurrent with the adoption of FSP APB 14-1, we will be adopting the guidance in EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 was issued June 2008 by the FASB and clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. Both the FSP and the EITF are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years (January 1, 2009, for us). We will adopt the provisions of FSP APB 14-1 and EITF 07-5 on January 1, 2009, and will be required to retroactively apply their provisions. Upon adoption, we will make an adjustment to the opening balance of retained earning to reclassify from debt to equity the value of the equity component of our convertible notes. At this time, it is impractical to quantify the effect of the adoption of this standard on our financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Surety bonds and letters of credit are issued by financial institutions to third parties to assure the performance of our obligations relating to reclamation, workers’ compensation obligations, postretirement health benefit obligations, and other obligations. Liabilities related to these arrangements are not reflected in our consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, postretirement health benefit and other obligations as follows as of December 31, 2008 (in thousands):

			Post
		Workers’	Retirement
	Reclamation	Compensation	Health Benefit
	Obligations	Obligations	Obligations	Other	Total

Surety bonds	$213,493	$10,303	$9,032	$12,915	$245,743
Letters of credit	—	—	—	8,556	8,556

	$213,493	$10,303	$9,032	$21,471	$254,299

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk, including the effects of changes in commodity prices and interest rates as discussed below.

Commodity Price Risk

We produce and sell commodities — principally coal and electric power — and purchase commodities — principally diesel fuel, coal, steel and electricity.

We produce and sell coal through our subsidiaries WML and Westmoreland Coal Sales Company, as well as through our WRI subsidiary who subleased the right to mine and sell coal to an affiliated entity, and we produce and sell electricity and steam through our power plant subsidiary. Nearly all of our coal production and all of our electricity and steam production are sold through long-term contracts with customers. These long-term contracts reduce our exposure to changes in commodity prices. These contracts typically contain price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised. The price may be adjusted in accordance with changes in broad economic indicators, such as the consumer price index, commodity-specific indices, such as the PPI-light fuel oils index, and/or changes in our actual costs. Contracts may also contain periodic price reopeners or renewal provisions, which give us the opportunity to adjust the price of our coal to reflect developments in the marketplace.

From time to time, we enter into derivative instruments on the notional amount of the contract to manage a portion of our exposure to the price volatility of diesel fuel used in our operations. In a typical commodity swap agreement, we receive the difference between a fixed price per gallon of diesel fuel and a price based on an agreed upon published, third-party index if the index price is greater than the fixed price. If the fixed price is greater than the index price, we pay the difference on the notional amount of the contract. At December 31, 2008, we were not a party to any derivative instruments.

Interest Rate Risk

We and our subsidiaries are subject to interest rate risk on our debt obligations. The debt obligations shown in the table below are indexed to either the prime rate or LIBOR. Based on balances outstanding as of December 31, 2008, a change of one percentage point in the prime interest rate or LIBOR would increase or decrease interest expense on an annual basis by the amount shown below (in thousands):

Effect of 1% increase
or 1% decrease

Revolving lines of credit	$100
WRI’s term debt	75
ROVA’s term debt	50

The estimated fair values at December 31, 2008, of our long-term debt with fixed interest rates are as follows (in thousands):

	Carrying Value	Fair Value

Practicable to estimate fair value	$204,231	$180,601
Not practicable to estimate fair value	15,789	—

It was not practicable to estimate the fair value of our convertible debt as we have not yet obtained or developed the valuation model necessary to make the estimate, and the cost of obtaining an independent valuation appears excessive relative to the materiality of the instrument to us. The convertible debt has a carrying value of $15.8 million, an interest rate of 9.0% per annum and is payable in full on March 4, 2013. At December 31, 2008, the notes are convertible into 1,578,845 shares of our common stock, par value $2.50 per share, at a conversion price of $10.00 per share.

Our heritage health benefit expenses are also impacted by interest rate changes because postretirement medical benefit, pension, workers compensation, and pneumoconiosis obligations are recorded on a discounted basis.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$39,941	$19,736
Receivables:
Trade	58,141	52,732
Contractual third party reclamation receivables	14,256	—
Other	17,815	2,630

	90,212	55,362
Inventories	24,654	28,798
Restricted investments and bond collateral	2,001	20,118
Other current assets	5,062	3,829

Total current assets	161,870	127,843

Property, plant and equipment:
Land and mineral rights	83,874	83,048
Capitalized asset retirement cost	121,741	126,532
Plant and equipment	446,714	410,379

	652,329	619,959
Less accumulated depreciation, depletion and amortization	208,929	177,533

Net property, plant and equipment	443,400	442,426
Excess of trust assets over pneumoconiosis benefit obligation	2,239	2,216
Advanced coal royalties	3,311	3,881
Reclamation deposits	69,707	65,613
Restricted investments and bond collateral, less current portion	45,302	56,386
Contractual third party reclamation receivables, less current portion	66,918	68,811
Deferred income taxes	1,420	—
Intangible assets, net of accumulated amortization $4.8 million at December 31, 2008 and $2.6 million at December 31, 2007, respectively	10,823	12,519
Other assets	7,977	2,833

Total Assets	$812,967	$782,528

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$34,186	$86,719
Revolving lines of credit	10,300	14,200
Accounts payable and accrued expenses	141,536	121,598

Total current liabilities	186,022	222,517

Long-term debt, less current installments	224,667	170,529
Workers’ compensation, less current portion	11,801	8,566
Postretirement medical costs, less current portion	266,675	270,569
Pension and SERP obligations, less current portion	38,862	23,748
Deferred revenue, less current portion	80,907	52,345
Asset retirement obligations, less current portion	205,572	193,027
Other liabilities	16,059	18,484

Total liabilities	1,030,565	959,785

Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; issued and outstanding 160,130 shares at December 31, 2008 and 2007	160	160
Common stock of $2.50 par value
Authorized 20,000,000 shares; issued and outstanding 9,690,018 shares at December 31, 2008 and 9,427,203 shares at December 31, 2007	24,223	23,567
Other paid-in capital	96,196	85,352
Accumulated other comprehensive loss	(119,367)	(116,093)
Accumulated deficit	(218,810)	(170,243)

Total shareholders’ deficit	(217,598)	(177,257)

Commitments and contingent liabilities
Total Liabilities and Shareholders’ Deficit	$812,967	$782,528

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues:
Coal	$419,806	$418,870	$393,482
Energy	89,640	84,953	43,244
Independent power projects — equity in earnings	250	394	7,681

	509,696	504,217	444,407

Cost and expenses:
Cost of sales — coal	350,038	345,395	311,629
Cost of sales — energy	59,757	54,951	28,376
Depreciation, depletion and amortization	41,387	38,123	29,340
Selling and administrative	40,513	44,813	42,409
Restructuring charges	2,009	4,523	—
Heritage health benefit expenses	33,452	27,589	32,821
Gain on sales of assets	(1,425)	(5,295)	(4,785)

	525,731	510,099	439,790

Operating income (loss)	(16,035)	(5,882)	4,617
Other income (expense):
Interest expense	(23,130)	(24,638)	(19,234)
Interest expense attributable to beneficial conversion feature	(8,146)	—	—
Loss on extinguishment of debt	(5,178)	—	—
Interest income	5,125	8,152	6,089
Minority interest	—	(1,194)	(2,244)
Other income (loss)	(284)	243	73

	(31,613)	(17,437)	(15,316)

Loss from continuing operations before income taxes	(47,648)	(23,319)	(10,699)
Income tax expense from continuing operations	919	199	2,405

Loss from continuing operations	(48,567)	(23,518)	(13,104)
Discontinued operations:
Income from discontinued operations, net of income tax expense of less than $0.1 million in 2007 and 2006	—	1,725	406

Net loss	(48,567)	(21,793)	(12,698)
Less preferred stock dividend requirements	1,360	1,360	1,585
Less premium on exchange of preferred stock for common stock	—	—	791

Net loss applicable to common shareholders	$(49,927)	$(23,153)	$(15,074)

Loss per share from continuing operations:
Basic and diluted	$(5.25)	$(2.71)	$(1.77)
Income per share from discontinued operations:
Basic and diluted	$—	$0.19	$0.05
Net loss per share applicable to common shareholders:
Basic and diluted	$(5.25)	$(2.53)	$(1.72)

Weighted average number of common shares outstanding
Basic and diluted	9,512	9,166	8,748

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
Years Ended December 31, 2006, 2007 and 2008

	Class A Convertible			Accumulated		Total
	Exchangeable			Other		Shareholders’
	Preferred	Common	Other Paid-In	Comprehensive	Accumulated	Equity
	Stock	Stock	Capital	Loss	Deficit	(Deficit)
	(In thousands)

Balance at December 31, 2005 (205,083 preferred shares and 8,413,312 common shares outstanding)	$205	$21,033	$75,344	$(11,409)	$(115,381)	$(30,208)
Common stock issued as compensation (89,939 shares)	—	225	2,339	—	—	2,564
Common stock options exercised (174,732 shares)	—	437	561	—	—	998
Dividends declared	—	—	—	—	(387)	(387)
Exchange of preferred shares for common stock (336,095 shares)	(45)	840	(4)	—	(791)	—
Cumulative effect of change in accounting for deferred overburden removal costs	—	—	—	—	(16,805)	(16,805)
Adjustment for funded status of pension and postretirement medical benefit plans upon adoption of SFAS 158	—	—	—	(129,821)	—	(129,821)
Cumulative effect of adjustment upon adoption of SAB 108	—	—	—	—	(2,388)	(2,388)
Adjustment for stock appreciation rights previously classified as a liability upon adoption of SFAS 123(R)	—	—	1,006	—	—	1,006
Net loss	—	—	—	—	(12,698)	(12,698)
Minimum pension liability	—	—	—	1,744	—	1,744
Settlement of interest rate swap agreement	—	—	—	62	—	62

Comprehensive loss						(10,892)

Balance at December 31, 2006 (160,130 preferred shares and 9,014,078 common shares outstanding)	160	22,535	79,246	(139,424)	(148,450)	(185,933)
Common stock issued as compensation (118,209 shares)	—	295	2,742	—	—	3,037
Common stock options exercised (294,916 shares)	—	737	2,019	—	—	2,756
Warrant issued in connection with loan extension	—	—	1,122	—	—	1,122
Warrant repriced in lieu of consent fee	—	—	223	—	—	223
Net loss	—	—	—	—	(21,793)	(21,793)
Adjustments to accumulated actuarial losses of pension and postretirement medical benefit plans	—	—	—	12,878	—	12,878
Amortization of accumulated actuarial losses and transition obligations	—	—	—	10,453	—	10,453

Comprehensive income						1,538

Balance at December 31, 2007 (160,130 preferred shares and 9,427,203 common shares outstanding)	160	23,567	85,352	(116,093)	(170,243)	(177,257)
Common stock issued as compensation (221,933 shares)	—	554	2,242	—	—	2,796
Common stock options exercised (40,882 shares)	—	102	101	—	—	203
Warrant repriced in lieu of registration requirement	—	—	355	—	—	355
Beneficial conversion feature on convertible debt	—	—	8,146	—	—	8,146
Net loss	—	—	—	—	(48,567)	(48,567)
Adjustments to accumulated actuarial losses of pension plans	—	—	—	(17,589)	—	(17,589)
Amortization of accumulated actuarial losses of pension plans	—	—	—	351	—	351
Adjustments to accumulated actuarial losses, prior service costs and transition obligations of postretirement medical benefit plans	—	—	—	5,533	—	5,533
Amortization of accumulated actuarial losses, prior service costs and transition obligations of postretirement medical benefit plans	—	—	—	8,319	—	8,319
Unrealized loss on available-for-sale securities	—	—	—	(788)	—	(788)
Other than temporary impairment of available-for-sale securities recognized in earnings	—	—	—	900	—	900

Comprehensive loss						(51,841)

Balance at December 31, 2008 (160,130 preferred shares and 9,690,018 common shares outstanding)	$160	$24,223	$96,196	$(119,367)	$(218,810)	$(217,598)

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(48,567)	$(21,793)	$(12,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred power sales revenue	28,774	27,587	14,545
Equity in earnings of independent power projects	(250)	(394)	(7,681)
Cash distributions from independent power projects	250	394	1,307
Provision for obsolete inventory	184	1,128	—
Depreciation, depletion and amortization	41,387	38,123	29,340
Accretion	9,528	9,844	7,854
Amortization of intangible assets and liabilities, net	598	(2,043)	493
Restructuring charges	2,009	4,523	—
Share-based compensation	2,733	2,467	2,963
Loss (gain) on sales of assets from continuing operations	(1,425)	(5,295)	(4,785)
Non-cash interest expense	8,934	—	—
Amortization of deferred financing costs	839	1,362	1,626
Warrant repriced in lieu of consent fee	—	223	—
Warrant repriced in lieu of registration requirement	355	—	—
Loss on extinguishment of debt	2,292	—	—
Other than temporary impairments of investments	900	—	—
Minority interest	—	1,194	2,244
Gain on sales of assets of discontinued operations	—	(483)	—
Changes in operating assets and liabilities:
Receivables, net	(6,240)	7,635	(15,244)
Inventories	3,960	(3,140)	(5,751)
Excess of trust assets over pneumoconiosis benefit obligation	(23)	5,616	(369)
Deferred income taxes	(1,420)	—	—
Accounts payable and accrued expenses	2,001	(1,231)	12,119
Deferred coal revenue	403	9,539	(165)
Income tax payable	2,186	(567)	1,887
Accrual for workers’ compensation	3,316	(16)	195
Asset retirement obligations	(889)	(3,584)	(14,751)
Accrual for postretirement medical costs	10,021	12,460	12,377
Pension and SERP obligations	(2,116)	581	3,598
Other assets and liabilities	(4,495)	(1,549)	(708)

Cash provided by continuing operations	55,245	82,581	28,396
Cash provided by (used in) discontinued operations	—	(65)	1,038

Net cash provided by operating activities	55,245	82,516	29,434

Cash flows from investing activities:
Additions to property, plant and equipment	(31,320)	(30,412)	(20,852)
Decrease (increase) in restricted investments and bond collateral and reclamation deposits	24,319	(9,978)	(10,527)
ROVA acquisition, net of cash resulting from the ROVA consolidation of $21.9 million	—	—	(7,714)
Net proceeds from sales of assets	2,641	13,332	5,171
Receivable from customer for property and equipment purchases	(2,228)	—	—
Acquisition of Absaloka Mining operations, net	—	(16,905)	—

Cash used in continuing investing activities	(6,588)	(43,963)	(33,922)
Proceeds from the sale of discontinued operations	—	704	—

Net cash used in investing activities	(6,588)	(43,259)	(33,922)

Cash flows from financing activities:
Bank overdrafts	(5,043)	2,292	3,734
Borrowings from long-term debt	205,377	9,145	31,453
Repayments of long-term debt	(219,785)	(61,164)	(25,955)
Borrowings on revolving lines of credit	169,600	219,900	196,900
Repayments on revolving lines of credit	(173,500)	(218,700)	(184,400)
Debt issuance costs	(5,304)	(148)	(1,453)
Exercise of stock options	203	2,756	998
Dividends paid to shareholder of subsidiary	—	(340)	(880)
Dividends paid on preferred shares	—	—	(387)

Net cash provided by (used in) financing activities	(28,452)	(46,259)	20,010

Net increase (decrease) in cash and cash equivalents	20,205	(7,002)	15,522
Cash and cash equivalents, beginning of year	19,736	26,738	11,216

Cash and cash equivalents, end of year	$39,941	$19,736	$26,738

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$22,226	$23,215	$16,649
Income taxes	2,227	853	713
Non-cash transactions:
Accrued purchases of property and equipment	2,715	946	—
Capital leases	14,859	17,942	1,567

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Westmoreland Coal Company, or the Company, or Westmoreland, or WCC, is an energy company. The Company’s current principal activities, all conducted within the United States, are the production and sale of coal from its mines in Montana, North Dakota and Texas; and the ownership of power plants in North Carolina. The Company’s activities are primarily conducted through wholly owned subsidiaries, which generally have obtained separate financing.

Liquidity

The Company has suffered recurring losses from operations, has a working capital deficit and a net capital deficiency that raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from the uncertainty about the ability of the Company to continue as a going concern.

WCC is a holding company (the Parent) and conducts its operations through subsidiaries, which generally have obtained separate financing. As a holding company, it has significant cash requirements to fund its ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the Parent are from distributions from its principal operating subsidiaries. Each of WML, ROVA and WRI has a credit agreement that contains covenants applicable to that subsidiary. Only the WRI agreement permits dividends to be paid by WRI to WCC without restriction.

The major factors impacting the Company’s liquidity are as follows:

•	The Company’s significant level of debt and limitations under its current debt agreements on the ability of WML and ROVA to pay dividends to the Company.

As of December 31, 2008, the Company’s total gross indebtedness was approximately $269.2 million, the principal components of which are: $148.1 million of WML term and other debt; $81.4 million of ROVA term debt ; $22.5 million under WRI’s revolving line of credit, term and other debt; and $15.8 million of convertible notes.

Limitations in the WML and ROVA debt agreements require the maintenance of reserve accounts and limit the ability of those subsidiaries to distribute funds to the Parent based on changes in reserve account balances and the subsidiaries’ operating results. Accordingly, these subsidiaries may not be able to pay dividends to the Parent in the amounts and in the time periods required for it to pay its heritage health benefit costs, pension contributions and corporate expenses.

•	The Company’s heritage health and pension obligations, which must be funded by distributions from the Company’s operating subsidiaries.

The Parent’s heritage health benefit costs consist primarily of payments for postretirement medical and workers’ compensation benefits. It is also obligated to pay premiums to the Combined Benefit Fund, or CBF. It also sponsors defined benefit pension plans for our full-time employees. In 2008, the Company experienced a significant decrease in the value of its pension investments. Both the Parent and its subsidiaries will be required to make supplemental pension contributions due to the decrease in the value of the Company’s pension investments. Under the covenants of the WML term debt, the Company is required to ensure that by September 15 of each year, the value of the Company’s pension plan assets is at least 90% of the actuarially determined pension liability. In order to achieve this 90% funding status required by loan covenants, the Company will be required to contribute approximately $11.3 million to its funded pension plans during 2009.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	Cash collateral requirements for additional reclamation bonds in new mining areas.

Federal and state laws require that the Company provide bonds to secure its obligations to reclaim lands used for mining. The Company must post a bond before it can obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis and have become increasingly expensive. Bonding companies are requiring that applicants collateralize increasing portions of their obligations to the bonding company. The Company anticipates that, as it permits additional areas for its mines in 2009 and 2010, its bonding requirements will increase significantly and the collateral requirements will increase as well.

In 2008, the Company took the following steps to improve its liquidity:

•	On March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to an existing shareholder;

•	On March 17, 2008, Westmoreland Partners, its wholly owned subsidiary, completed a refinancing of ROVA’s debt. The refinancing paid off all outstanding bank borrowings, bond borrowings, and the ROVA acquisition loan, and eliminated the need for the irrevocable letters of credit, which supported the bond borrowings;

•	On June 26, 2008, WML completed a refinancing of its term debt. On that date, WML entered into a note purchase agreement with institutional investors under which it sold $125.0 million of secured notes with principal payments beginning in 2011. Also on June 26, 2008, WML amended its Revolving Credit Agreement with its lenders and increased the facility to $25.0 million through 2013. The Company is not required to make principal payments on its WML debt until 2011;

•	On October 16, 2008, WRI entered into a series of transactions in order to monetize the Indian Coal Production Tax Credits available to it. If the private letter ruling received from the IRS on the transactions is approved by the Investor and one of its lenders, the Company could realize net cash flows of up to $37.1 million before taxes through 2012. See Note 16 Indian Coal Production Tax Credits; and

•	On November 20, 2008, WRI’s $20.0 million revolving credit facility was extended through November 19, 2009.

These steps reduced the Company’s consolidated working capital deficit by $70.5 million from December 31, 2007 to December 31, 2008.

The maturities of long-term debt and the revolving credit facilities due in 2009 are $44.5 million, of which $10.3 million relates to the WRI revolving credit facilities. The remaining $34.2 million due in 2009 is payable by its subsidiaries, and is expected to be funded by cash provided by the operations of those subsidiaries.

In addition to these efforts, the Company is pursuing additional alternatives in its efforts to continue to improve its liquidity during 2009:

•	The Company is in initial discussions with a potential buyer regarding the sale of certain assets, but it is not certain such a sale could be completed in the time required to meet its cash needs;

•	The Company is pursuing and evaluating potential sale-leaseback transactions for certain facilities and equipment at its Absaloka Mine;

•	The Company is pursuing alternatives to meet future reclamation bond requirements as it enters new mining areas with reduced amounts of cash collateral;

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	The Company is attempting to improve its liquidity by improving the operating performance of its mines. The Company believes that increases in tons produced and sold, improvements in productivity, and its continued focus on cost control at its mining operations during 2009 should improve its liquidity; and

•	The Company is looking at various alternatives to reduce its required 2009 pension contributions, including modifying elections available to it in determining the required contribution, contributing shares of its common stock to the plan in lieu of cash, amending its pension plans, and negotiating revised covenants with its lenders.

There can be no assurance that the Company will be successful in completing any of the contemplated transactions on terms acceptable to it, or at all, or the other actions the Company contemplates will be successful in improving its cash flows or its liquidity.

The significant assumptions that underlie the forecasts prepared by the Company for 2009 include the following:

•	The private letter ruling received from the IRS is approved by the Investor and one of its lenders and the ICTC monetization transactions proceed in accordance with their terms;

•	The Company’s operating cash flow at WRI significantly increases over 2008 levels as a result of actions taken to improve the operating performance of the mine;

•	WRI’s revolving line of credit is renewed or refinanced when it matures in November 2009;

•	The Company is able to defer or reduce its bonding requirements in 2009; and

•	The Company is able to reduce the cash contributions it is required to make to its pension plans in 2009.

If the Company’s assumptions prove to be accurate, it should have adequate liquidity to meet its currently projected cash requirements through 2009, although by a small margin. The Company’s 2009 assumptions are subject to a number of uncertainties, many of which are beyond its control, and it may face economic issues that it has not been able to foresee. However, the Company anticipates that it will require significant additional capital resources to meet its projected cash requirements for 2010.

Consolidation Policy

The Consolidated Financial Statements of Westmoreland Coal Company includes the accounts of the Company and its subsidiaries, after elimination of intercompany balances and transactions.

Under certain criteria as provided for in Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46(R), Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51, the Company may consolidate a partially owned affiliate when it has less than a 50% ownership. Under FIN 46(R), the party exposed to the majority of the risks and rewards associated with the variable interest entity, or VIE, is the VIE’s primary beneficiary and must consolidate the entity.

Based upon the criteria set forth in FIN 46(R), the Company has determined that at December 31, 2008, it was the primary beneficiary in a VIE in which it holds less than a 50% ownership. As a result, the Company has consolidated Absaloka Coal LLC, a VIE, within the coal segment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Coal Revenues

The Company recognizes coal sales revenue at the time title passes to the customer in accordance with the terms of the underlying sales agreements and after any contingent performance obligations have been satisfied. Coal sales revenue is recognized based on the pricing contained in the contracts in place at the time that title passes and any retroactive pricing adjustments to those contracts are recognized as revised agreements are reached with the customers and any performance obligations included in the revised agreements are satisfied.

Power Revenues

ROVA supplies power under long-term power sales agreements. Under these agreements, ROVA invoices and collects capacity payments based on kilowatt-hours produced if the units are dispatched or for the kilowatt-hours of available capacity if the units are not fully dispatched.

The Company has applied the provisions of EITF 01-08, Determining Whether an Arrangement Contains a Lease to the power sales agreements. A portion of the capacity payments under the agreements is considered an operating lease under EITF 01-08. The Company is recognizing amounts invoiced under the power sales agreements as revenue on a pro rata basis, based on the weighted average per kilowatt hour capacity payments estimated to be received over the remaining term of the power sales agreements. Under this method of recognizing revenue, $28.8 million and $27.6 million of amounts invoiced during 2008 and 2007, respectively, have been deferred from recognition until 2009 and beyond.

Discontinued Operations

The Company classifies items within discontinued operations in the consolidated statements of operations when the operations and cash flows of a particular component (defined as operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity) of the Company have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction, and the Company will no longer have any significant continuing involvement in the operations of that component. Discontinued operations, net of taxes, for the years ended December 31, 2007 and 2006, reflected $1.7 million of income and $0.4 million of income, respectively, related to the Company’s power operation and maintenance business prior to its sale to North American Energy Services in August 2007.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximate fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Inventories

Inventories, which include materials and supplies as well as raw coal, are stated at the lower of cost or market. Cost is determined using the average cost method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and include expenditures for new facilities and those expenditures that substantially increase the productive lives of existing plant and equipment. Maintenance and repair costs are expensed as incurred. Mineral rights and development costs are depleted based upon estimated

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

recoverable proven and probable reserves. Plant and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives, ranging from three to 40 years. The Company assesses the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing estimated undiscounted cash flows expected to be generated from such assets to their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value. When an asset is retired or sold, its cost and related accumulated depreciation and depletion are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss. Fully depreciated plant and equipment still in use is not eliminated from the accounts.

Coal reserves are recorded at cost, or at fair value in the case of acquired businesses. Included in the book value of coal reserves are mineral rights for leased coal interests, including advanced royalties.

Deferred Financing Costs

The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities and issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the effective interest method. These amounts are recorded in Other assets in the accompanying Consolidated Balance Sheets.

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

FIN No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company includes interest and penalties in income tax expense.

Postretirement Health Care Benefits

The Company accounts for postretirement benefits other than pensions in accordance with SFAS No. 106, which requires the costs of benefits to be provided to be accrued over the employees’ period of active service. These costs are determined on an actuarial basis. As a result of the adoption of SFAS No. 158 on December 31, 2006, the Company’s consolidated balance sheet reflects the unfunded status of postretirement benefit obligations.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Pension Plans

The Company sponsors non-contributory defined benefit pension plans accounted for in accordance with SFAS No. 87, which requires that the cost to provide the benefits be accrued over the employees’ period of active service. These costs are determined on an actuarial basis. SFAS No. 158 amended SFAS No. 87 and as a result of the adoption of SFAS No. 158 on December 31, 2006, the Company’s consolidated balance sheet reflects the unfunded status of the defined benefit pension plans.

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

Black Lung Benefits

The Company is self-insured for federal and state pneumoconiosis (black lung) benefits for former employees and has established an independent trust to pay these benefits. The Company accounts for these benefits on the accrual basis in accordance with SFAS 112 Employers’ Accounting for Postemployment Benefits. The present value of the accumulated black lung obligation is calculated annually by an independent actuary. The overfunded status of the Company’s obligation is included as Excess of trust assets over pneumoconiosis benefit obligation in the accompanying Consolidated Balance Sheets. Actuarial gains and losses are recognized in the period in which they arise.

Asset Retirement Obligations

SFAS 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s asset retirement obligation, or ARO, liabilities primarily consist of estimated costs related to reclaiming surface land and support facilities at its mines in accordance with federal and state reclamation laws as established by each mining permit.

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

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Financial Instruments

Pursuant to SFAS 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the balance sheets approximate the fair value of these instruments due to the short duration to their maturities. The fair value of long-term debt is based on the interest rates available to the Company for debt with similar terms and maturities.

Held-to-maturity financial instruments consist of non-derivative financial assets with fixed or determinable payments and a fixed term, which the Company has the ability and intent to hold until maturity, and, therefore, accounts for them as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts calculated on the effective interest method. Interest income is recognized when earned.

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

Accumulated Other Comprehensive Income (Loss)

The following is a summary of accumulated other comprehensive income (loss) for the years ending December 31, 2006, 2007 and 2008:

		Minimum			Accumulated
		Liability	Pension and	Available for	Other
	Financial	Pension	Postretirement	Sale	Comprehensive
	Derivatives	Adjustments	Benefits	Securities	Loss
			(In thousands)

Balance at January 1, 2006	$(62)	$(11,347)	$—	$—	$(11,409)
2006 activity	62	1,744	—	—	1,806
Statement No. 158 adoption	—	9,603	(139,424)	—	(129,821)

Balance at December 31, 2006	—	—	(139,424)	—	(139,424)
2007 activity	—	—	23,331	—	23,331

Balance at December 31, 2007	—	—	(116,093)	—	(116,093)
2008 activity	—	—	(3,386)	112	(3,274)

Balance at December 31, 2008	$—	$—	$(119,479)	$112	$(119,367)

Intangible Assets and Liabilities

The Company accounts for intangible assets and liabilities in accordance with SFAS 141, Business Combinations, and SFAS 142, Goodwill and other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and identifiable intangible assets or liabilities acquired in a business combination be recognized and reported separately from goodwill. The Company has determined that its most significant acquired identifiable intangible assets are sales and purchase agreements. The majority of these intangible assets and liabilities are amortized on a straight-line basis over the respective period of the sales and purchase agreements, while the remainder are amortized on a unit-of-production basis.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Share-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123(R)), which the Company adopted using the modified prospective option on January 1, 2006. Under SFAS No. 123(R), share-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award.

Earnings (Loss) per Share

Basic earnings (loss) per share have been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares outstanding during each period. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock appreciation rights, restricted stock and warrants. No such items were included in the computation of diluted loss per share in 2008, 2007 or 2006 because the Company incurred a loss from continuing operations in each of these periods and the effect of inclusion would have been anti-dilutive.

The effect of the approximately 1.6 million shares issuable pursuant to the convertible debt securities outstanding at December 31, 2008, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of approximately 0.9 million, 0.8 million and 1.1 million of stock options, stock appreciation rights, restricted stock and warrants outstanding at December 31, 2008, 2007 and 2006, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the presentation of 2008, with no effect on previously reported net loss or stockholders’ deficit.

Accounting Pronouncements Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removes certain leasing transactions from the scope of SFAS No. 157, and FSP SFAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. On January 1, 2008, the Company adopted without material impact on its financial position or results of operations the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis. Beginning January 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include, nonfinancial

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement 115. SFAS 159 provides all entities with an option to report selected financial assets and liabilities at fair value. SFAS 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Company). The Company did not elect to measure any financial assets or liabilities at fair value under SFAS 159.

Accounting Pronouncements Issued and Not Yet Adopted

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51. SFAS 160 establishes accounting and reporting standards for (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 requires noncontrolling interests (minority interests) to be reported as a separate component of equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009, for the Company). Early adoption is not allowed. The Company will adopt the provisions of SFAS No. 160 on January 1, 2009, and will recast prior periods’ financial statements to show noncontrolling interest (minority interest) as a separate component of shareholders’ equity. The Company is in the process of determining the effect the adoption of SFAS 160 will have on its financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which replaces SFAS 141. SFAS 141(R) modifies the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also provides guidance for the recognition and measurement of goodwill acquired in a business combination and for determination of required disclosures that will enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009, for the Company). At this time, the Company does not expect the adoption of this standard to have any impact on its financial statements.

In December 2008, the FASB issued FSP SFAS 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 (December 31, 2009, for the Company). The Company is in the process of determining the effect the adoption of FSP SFAS 132(R)-1 will have on the disclosures in its financial statements.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Concurrent with the adoption of FSP APB 14-1, the Company will be adopting the guidance in EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 was issued June 2008 by the FASB and clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. Both the FSP and EITF are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years (January 1, 2009, for the Company). The Company will adopt the provisions of FSP APB 14-1 and EITF 07-5 on January 1, 2009, and will be required to retroactively apply their provisions. Upon adoption, the Company will make an adjustment to the opening balance of retained earning to reclassify from debt to equity the value of the equity component of its convertible notes.

2.  RESTRUCTURING

In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on an analysis of the Company’s internal operations, its future customer commitments, its current and potential markets, and its financial projections for profitability. During 2007 and 2008, the Company recorded restructuring charges of $4.5 million and $2.0 million, respectively, which included $6.3 million of termination benefits and outplacement costs and $0.2 million of lease costs related to the consolidation of corporate office space and the closure of an office. The Company expects these charges to be paid out over the next two years.

The table below represents the restructuring provision activity during the year ended December 31, 2008 (in thousands):

	Beginning	Restructuring	Restructuring	Ending
Year	Balance	Charges	Payments	Balance

2008	$3,600	$2,009	$3,520	$2,089

3.  INVESTMENT IN POWER PLANTS

In 2006, Westmoreland Energy LLC, or WELLC, a wholly owned subsidiary of the Company, acquired the remaining ownership interest in ROVA. Prior to July 1, 2006, the Company owned a 50% interest in ROVA. The following is a summary of ROVA’s results of operations for the six months ended June 30, 2006:

Six Months Ended
June 30, 2006
(In thousands)

Revenues	$55,104
Operating Income	20,136
Net Income	14,512
WELLC’s share of earnings	7,315

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

4.  INVENTORIES

Inventory consisted of the following at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007

Coal	$1,697	$1,889
Materials and supplies	22,957	26,909

Total	$24,654	$28,798

Materials and supplies are presented net of an allowance for slow-moving and obsolete inventories of $0.4 million and $0.2 million at December 31, 2008 and 2007, respectively.

5.  RESTRICTED INVESTMENTS AND BOND COLLATERAL

The Company’s restricted investments and bond collateral consist of the following:

	December 31,
	2008	2007
	(In thousands)

Corporate:
Workers’ compensation bonds	$5,759	$5,677
Postretirement health benefit bonds	2,193	1,247
Coal Segment:
Westmoreland Mining — debt reserve account	5,065	10,229
Westmoreland Mining — prepayment account	—	20,118
WRI Indian Coal Production Tax escrow	2,001	—
Reclamation bond collateral:
Rosebud Mine	13,489	1,728
Absaloka Mine	5,781	5,469
Beulah Mine	1,070	70
Jewett Mine	973	1,126
ROVA:
Debt protection account	8,391	28,981
Repairs and maintenance account	1,977	1,251
Ash reserve account	604	608

Total restricted investments and bond collateral	47,303	76,504
Less current portion	(2,001)	(20,118)

Total restricted investments and bond collateral, less current portion	$45,302	$56,386

Restricted investments and bond collateral of $47.3 million at December 31, 2008, consist of $26.1 million cash and cash equivalents, $11.0 million of time deposits, $6.6 million of federal agency bonds (government-backed securities), and $3.6 million of preferred stock.

All underlying financial instruments included in the restricted investment and bond collateral accounts have Level I inputs available regarding fair value measurements. Level I inputs are quoted prices in active markets for identical financial instruments that the Company has the ability to access at the fair value measurement date.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company recorded an impairment of $0.6 million during 2008 as a result of other-than-temporary declines in the value of marketable securities included in restricted investments and bond collateral.

Funds in the restricted investment and bond collateral accounts are not available to meet the Company’s cash needs. For all of its restricted investments and bond collateral accounts, the Company can select from several investment options for the funds and receives the investment returns on these investments.

The Company has one bonding arrangement in which additional cash collateral must be contributed if market declines reduce the value of the underlying investments to below minimum funding requirements. For the year ended December 31, 2008, an additional $0.1 million was required to be deposited as a result of market declines.

Corporate

The Company is required to obtain surety bonds in connection with its self-insured workers’ compensation plan and certain health care plans. The Company’s surety bond underwriters require collateral to issue these bonds.

Coal Segment

Pursuant to the terms of the Note Purchase Agreement dated June 26, 2008, WML must maintain a debt service reserve account. The debt service reserve account is required to contain funds sufficient to pay the principal, interest, and collateral agent’s fees scheduled to be paid in the following six months. The debt service reserve account was fully funded at December 31, 2008. A prepayment account is not required under the terms of WML’s Note Purchase Agreement.

As of December 31, 2008, the Company had reclamation bond collateral in place for its active Absaloka, Rosebud, Jewett and Beulah Mines. These government-required bonds assure that coal-mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.

All payments received on the promissory notes and the $2.0 million of cash received at closing for the Indian Coal Production Tax Credit monetization transaction were, or will be, placed into escrow until the approval of the private letter ruling, or PLR, by the Investor and one of the Company’s lenders. Since December 31, 2008, $1.8 million of additional payments have been placed in escrow. See Note 16 Indian Coal Production Tax Credits.

ROVA

Pursuant to the terms of its new loan agreement with Prudential, ROVA must maintain debt protection accounts. ROVA is required to maintain three months of subsequent debt service, less the available balance of its revolving loan, in its debt protection accounts. The debt protection accounts were fully funded at December 31, 2008.

The loan agreement also requires ROVA to fund a repairs and maintenance account up to a maximum amount of $2.6 million. The funds for the repairs and maintenance account are required to be deposited every three months based on a formula contained in the agreement. The repairs and maintenance account was funded to $1.8 million at December 31, 2008.

The loan agreement also requires ROVA to fund an ash reserve account to $0.6 million. The ash reserve account was fully funded at December 31, 2008.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral

The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at December 31, 2008 and 2007, are as follows (in thousands):

	2008	2007

Amortized cost	$6,638	$21,515
Gross unrealized holding gains	389	147
Gross unrealized holding losses	—	(304)

Fair value	$7,027	$21,358

Maturities of held-to-maturity securities are as follows at December 31, 2008 (in thousands):

	Amortized
	Cost	Fair Value

Due within one year	$2,533	$2,556
Due after five years to ten years	1,267	1,499
Due in more than ten years	2,838	2,972

	$6,638	$7,027

The Company has the intent and ability to hold these securities to maturity, and, therefore, accounts for them as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts calculated on the effective interest method. Interest income is recognized when earned.

The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities at December 31, 2008, are as follows (in thousands):

2008

Cost basis	$3,540
Gross unrealized holding gains	123
Gross unrealized holding losses	(86)

Fair value	$3,577

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2008	2007

Trade	$64,962	$47,770
Production taxes	26,056	26,112
Postretirement medical benefits	18,176	18,114
Asset retirement obligations	17,136	13,470
Accrued severance and other liabilities	7,947	3,669
Income taxes	2,009	1,571
Deferred revenue	1,610	995
Interest	1,314	2,616
Workers’ compensation	1,037	956
Bank overdrafts	983	6,026
Pension and SERP obligations	306	299

Total accounts payable and accrued expenses	$141,536	$121,598

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

7.	LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding at December 31, 2008 and 2007, under the Company’s lines of credit and long-term debt consist of the following:

	Total Debt Outstanding
	December 31,
	2008	2007
	(In thousands)

Corporate debt:
Convertible notes	$15,789	$—
Westmoreland Mining debt:
Revolving line of credit	—	2,500
Term debt	125,000	—
Series B Notes	—	44,600
Series C Notes	—	20,375
Series D Notes	—	14,625
Capital lease obligations	22,091	13,256
Other term debt	964	794
Westmoreland Resources, Inc. debt:
Revolving line of credit	10,300	11,700
Term debt	6,375	8,500
Capital lease obligations	5,842	5,484
ROVA debt:
Revolving line of credit	—	—
Term debt	82,792	134,441
Acquisition bridge loan	—	15,173

Total debt outstanding	$269,153	$271,448

The ROVA term debt amounts include debt premiums of $1.4 million and $4.1 million at December 31, 2008 and 2007, respectively. The ROVA acquisition bridge loan included a debt discount of $0.9 million at December 31, 2007.

The maturities of all long-term debt and the revolving credit facilities outstanding at December 31, 2008, are (in thousands):

2009	$43,994
2010	16,737
2011	22,470
2012	27,313
2013	47,877
Thereafter	109,390

$267,781

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The estimated fair values at December 31, 2008, of the Company’s long-term debt with fixed interest rates are as follows (in thousands):

	Carrying Value	Fair Value

Practicable to estimate fair value	$204,231	$180,601
Not practicable to estimate fair value	15,789	—

It was not practicable to estimate the fair value of the Company’s convertible debt as WCC has not yet obtained or developed the valuation model necessary to make the estimate, and the cost of obtaining an independent valuation appears excessive relative to the materiality of the instrument to the Company. The convertible debt has a carrying value of $15.8 million, an interest rate of 9.0% per annum and is payable in full on March 4, 2013. At December 31, 2008, the notes are convertible into 1,578,845 shares of the Company’s common stock, par value $2.50 per share, at a conversion price of $10.00 per share.

Corporate Revolving Line of Credit

On October 29, 2007, the Company’s $14.0 million revolving credit facility with First Interstate Bank was terminated and replaced with term debt and a new revolving credit facility at Westmoreland Resources, Inc. guaranteed by the Company.

Convertible Debt

On March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to an existing shareholder pursuant to a Note Purchase Agreement. The notes bear interest at a rate of 9.0% per annum and are payable in full on March 4, 2013. Interest on the notes is payable in cash or in kind by increasing the principal amount of each note at the Company’s option, however, the aggregate principal amount of the notes may not exceed $18.8 million. The notes could have been initially converted into 1,500,000 shares of the Company’s common stock, par value $2.50 per share (“Common Stock”), at a conversion price of $10.00 per share. The number of shares of Common Stock into which the notes may be converted would increase in the circumstances specified in the Note Purchase Agreement, including the Company’s payment of interest on the notes in kind and the issuance of additional securities at a price less than the conversion price of the notes then in effect. The Company paid interest in kind through the issuance of additional notes during 2008, as a result of which 1,578,845 shares of Common Stock were issuable on conversion of the convertible notes, at December 31, 2008.

The convertible notes are secured by a second lien on the assets of WRI.

The Note Purchase Agreement contains affirmative and negative covenants. The notes may be declared immediately due and payable upon the occurrence of certain events of default, and the notes are immediately due and payable without declaration upon the occurrence of other events of default. As of December 31, 2008, the Company was in compliance with such covenants.

EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, states that a beneficial conversion feature arises when convertible debt is issued with a non-detachable conversion feature and when the conversion price is lower than the fair market value of the common stock at the time of issuance. EITF 98-5 also requires that the beneficial conversion feature be recorded to additional paid-in capital and expensed through the earliest conversion date. Since the notes were convertible immediately upon issuance, the total value of the beneficial conversion feature, or $8.1 million, was recorded as an expense during 2008.

In connection with the issuance of the convertible notes, the Company incurred $0.6 million of debt issuance costs, which primarily consisted of legal and other professional fees. The costs are classified within

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other assets in the Consolidated Balance Sheets and are being amortized as interest expense using the effective interest method over the term of the debt.

Westmoreland Mining LLC

On June 26, 2008, WML completed a refinancing of its debt. The refinancing increased WML’s outstanding debt from $89.0 million to $125.0 million reduced WML’s restricted investments from $31.5 million to $5.0 million, and modified maturity dates and interest rates. The Company received a $8.5 million cash distribution from WML as part of the refinancing.

The WML refinancing provides for $125.0 million of fixed rate term debt. The term debt bears interest at 8.02% per annum, payable quarterly. The principal payments required for the term debt are $7.5 million in 2011, $14.0 million in 2012, $18.0 million in 2013, $18.0 million in 2014, $20.0 million in 2015, and $47.5 million thereafter. The term debt is payable in full on March 31, 2018.

The refinancing also amended the 2001 Revolving Credit Agreement, or the Revolver, by increasing the borrowing limit from $20.0 million to $25.0 million and extending the maturity date to June 26, 2013. WML has two interest rate options to choose from on the Revolver. The Base Rate option bears interest at a base rate plus 0.50% and is payable quarterly (3.8% per annum at December 31, 2008). The LIBOR Rate option bears interest at the London Interbank Offering Rate, or LIBOR, rate plus 3.0% (4.9% per annum at December 31, 2008). In addition, a commitment fee of 0.50% of the average unused portion of the available Revolver is payable quarterly. No balance was outstanding on the Revolver at December 31, 2008. As of December 31, 2008, a letter of credit for $1.9 million was supported by WML’s revolver.

The term debt and Revolver are secured by substantially all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC; the Company’s membership interest in WML; and the stock of WSC, WECO and DWC. WECO, DWC, and WSC have guaranteed WML’s obligations with respect to the term debt and the Revolver. WML is required to comply with certain loan covenants related to liquidity, indebtedness, and capital investments. As of December 31, 2008, WML was in compliance with such covenants.

As part of attaining the new term debt and amending the Revolver, WML incurred costs of $4.1 million, which were recorded within Other assets in the Consolidated Balance Sheets and are being amortized over the term of the debt.

As part of extinguishing its prior term debt and amending the Revolver, WML incurred “make whole” payments of $2.6 million. These payments, along with $1.2 million of unamortized deferred financing costs, were recorded as a loss on early extinguishment of debt during the second quarter of 2008.

WML engages in leasing transactions for equipment utilized in its mining operations. Certain leases qualify as capital leases and were recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the leases. The present value of these lease payments at December 31, 2008, and 2007 was $22.1 million and $13.3 million, respectively, at a weighted average interest rate of 7.45% and 7.06%, respectively. WML had other term debt outstanding at December 31, 2008, and 2007 in the amount of $1.0 million and $0.8 million, respectively, with weighted average interest rates of 6.04% and 6.56%, respectively.

Westmoreland Resources, Inc.

On October 29, 2007, WRI executed a Business Loan Agreement, or Agreement, with First Interstate Bank, a Montana corporation. The Agreement provided WRI with term debt of $8.5 million and an initial revolving credit facility of $20.0 million. On November 20, 2008, the Agreement was amended and the $20.0 million revolving credit facility was extended to November 19, 2009. The term debt requires sixteen

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

quarterly payments of principal and interest with the final payment due September 20, 2011. Interest on the term debt is payable at the prime rate (3.25% per annum at December 31, 2008) and interest for the revolving credit facility is payable at prime subject to a 6% floor per annum and a 8% ceiling per annum (6% at December 31, 2008). The two debt instruments are collateralized by a first lien in WRI’s inventory, chattel paper, accounts and notes receivable, and equipment. WCC is the guarantor of the debt under the Agreement and its guaranty is secured by a pledge of WCC’s interest in WRI. The Agreement requires WRI to comply with certain covenants and minimum financial ratio requirements related to debt coverage, tangible net worth and capital expenditures. As of December 31, 2008, WRI was in compliance with such covenants. The balance outstanding on the revolving credit facility at December 31, 2008, was $10.3 million.

WRI leases equipment utilized in its operations at the Absaloka Mine. The present value of these lease payments at December 31, 2008 and 2007 was $5.8 million and $5.5 million, respectively, at a weighted average interest rate of 6.99% and 6.85%, respectively.

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

The ROVA debt refinancing provided for approximately $107.0 million of fixed rate term debt with interest rates varying from 6.0% to 11.42%. The weighted average interest rate on the fixed rate term debt is 8.30% per annum. The principal payments required for the fixed rate term debt are $22.3 million in 2009, $9.4 million in 2010, $8.0 million in 2011 and $8.8 million in 2012. The term debt is to be fully repaid before the end of 2015.

The refinancing also provided for approximately $11.5 million in floating rate term debt with a final maturity no later than January 31, 2011. Interest on the floating rate term debt is payable quarterly at the three-month London Interbank Offering Rate, or LIBOR, plus 4.50% (5.93% per annum at December 31, 2008). Payments required on the floating rate debt are to be made from quarterly distributions from ROVA, if any, and will vary each quarter. The Company will not receive a distribution from ROVA until the principal balance of the floating rate debt is paid. The floating rate term debt was paid off in January 2009.

The refinancing provides for a $6.0 million revolving loan with a maturity of April 30, 2015. Interest on the revolving loan is payable quarterly at the three-month LIBOR rate plus 1.375% (2.80% per annum at December 31, 2008). In addition, a commitment fee of 1.375% of the unused portion of the available revolving loan is payable quarterly. No balance was outstanding on the revolving loan at December 31, 2008.

The fixed and the floating rate term debt as well as the revolving loan are secured by a pledge of the quarterly cash distributions from ROVA. ROVA is required to comply with certain loan covenants related to interest and fixed charge coverage. As of December 31, 2008, ROVA was in compliance with such covenants.

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

Single-Employer Plans

The Company and its subsidiaries provide certain health care benefits for retired employees and their dependents either voluntarily or as a result of the Coal Act. Under the Coal Act, the Company is required to provide postretirement medical benefits for certain UMWA miners and their dependants by making payments into certain benefit plans. Substantially all of the Company’s current employees may also become eligible for these benefits if certain age and service requirements are met at the time of termination or retirement as specified in the related plan documents. These benefits are provided through self-insured programs. The Company follows SFAS 106 as amended by SFAS 158 and has elected to amortize its unrecognized, unfunded accumulated postretirement benefit obligation over a 20-year period. Prior service costs, actuarial gains and losses, and transition obligations are amortized over the average life expectancy of the plan’s participants.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements:

	December 31,
	2008	2007
	(In thousands)

Change in benefit obligations:
Net benefit obligation at beginning of year	$288,683	$300,066
Service cost	677	807
Interest cost	17,107	16,890
Plan participant contributions	79	129
Actuarial gain	(5,418)	(14,375)
Gross benefits paid	(17,554)	(16,217)
Federal subsidy on benefits paid	1,277	1,383

Net benefit obligation at end of year	284,851	288,683

Change in plan assets:
Employer contributions	16,197	14,704
Plan participant contributions	79	129
Benefits paid, net of federal subsidy	(16,276)	(14,833)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(284,851)	$(288,683)

Amounts recognized in the balance sheet consist of:
Current liabilities	$(18,176)	$(18,114)
Noncurrent liabilities	(266,675)	(270,569)
Accumulated other comprehensive loss	87,256	101,109

Net amount recognized	$(197,595)	$(187,574)

Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$55,853	$64,999
Prior service cost	17,875	19,200
Transition obligation	13,528	16,910

	$87,256	$101,109

The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31,
	2008	2007

Discount rate	6.05%	6.10%
Measurement date	December 31, 2008	December 31, 2007

The present value of the actuarially determined liability for postretirement medical costs decreased approximately $3.8 million between December 31, 2007 and 2008 principally because of changes in mortality, termination, and retirement experience.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The transition obligation, net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2009 are $3.4 million, $2.5 million, and $1.3 million, respectively.

The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.

The components of net periodic postretirement benefit cost are as follows:

	Years Ended December 31,
	2008	2007	2006
		(In thousands)

Components of net periodic benefit cost:
Service cost	$677	$807	$951
Interest cost	17,107	16,890	16,907
Amortization of:
Transition obligation	3,613	4,849	3,381
Prior service cost	1,325	1,325	1,239
Actuarial loss	3,381	3,381	6,127

Total net periodic benefit cost	$26,103	$27,252	$28,605

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	December 31,
	2008	2007	2006

Discount rate	6.10%	5.55%	5.75%
Measurement date	December 31, 2007	December 31, 2006	December 31, 2005

The following table shows the net periodic benefit costs that relate to current operations and former Eastern mining operations (in thousands):

	Years Ended December 31,
	2008	2007	2006

Former Eastern mining operations	$24,553	$25,478	$26,914
Current operations	1,550	1,774	1,691

Total net periodic benefit cost	$26,103	$27,252	$28,605

The costs for the former Eastern mining operations are included in Heritage health benefit expenses and the costs for current operations are included in Selling and administrative expenses.

The health care cost trend assumed on covered charges was 8.5% for 2009, reduced annually to an ultimate trend of 5.0% in 2016 and beyond. The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement health care benefits. The effect of a one percent change on the

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

health care cost trend rate used to calculate periodic postretirement medical costs and the related benefit obligation are summarized in the table below:

	Postretirement Benefits
	1% Increase	1% Decrease
	(In thousands)

Effect on service and interest cost components	$1,930	$(1,636)
Effect on postretirement benefit obligation	$28,938	$(24,682)

The following benefit payments and Medicare D reimbursements are expected by the Company:

	Postretirement	Medicare D
	Benefits	Reimbursements
	(In thousands)

2009	$19,777	$1,601
2010	20,914	1,695
2011	21,877	1,772
2012	22,595	1,864
2013	23,212	1,945
Years 2014 — 2018	120,567	10,486

Multiemployer Plan (Combined Benefit Fund)

The Company makes payments to the UMWA Combined Benefit Fund, or CBF, which is a multiemployer health plan neither controlled by nor administered by the Company. The CBF is designed to pay health care benefits to UMWA workers (and dependents) who retired prior to 1976. The Company is required by the Coal Act to make monthly premium payments into the CBF. These payments are based on the number of the Company’s UMWA employees who retired prior to 1976, and the Company’s pro-rata assigned share of UMWA retirees whose companies are no longer in business. The Company expenses payments to the CBF when they are due. Payments in 2008, 2007 and 2006 were $3.5 million, $3.6 million and $3.6 million, respectively.

During the first quarter of 2007, the Company reached a settlement with the CBF for the reimbursement of $5.8 million, plus interest, in past overpayments to the CBF for retiree medical benefits. The Company received $2.9 million of the reimbursement and $0.6 million in interest during the first quarter of 2007, and received the remaining $2.9 million reimbursement plus interest of less than $0.1 million during the second quarter of 2007. The Company recorded the settlement in 2007 as a $5.8 million reduction in heritage health benefit expenses and $0.6 million in interest income.

Workers’ Compensation Benefits

The Company was self-insured for workers’ compensation benefits prior to January 1, 1996. Since 1996, the Company has purchased third-party insurance for workers’ compensation claims. Amounts charged to operations for self-insured workers compensation benefits were $4.4 million, $1.2 million, and $1.3 million in 2008, 2007 and 2006, respectively. Payments for workers’ compensation benefits were $1.0 million, $1.0 million and $1.1 million in 2008, 2007 and 2006, respectively.

The discount rates used in determining the workers’ compensation benefit accruals are adjusted annually based on ten-year treasury bond rates. At December 31, 2008 and 2007, the rates were 2.5% and 4.50%, respectively.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Pneumoconiosis (Black Lung) Benefits

The Company is self-insured for federal and state pneumoconiosis benefits for former employees and has established an independent trust to pay these benefits.

The following table sets forth the funded status of the Company’s black lung obligation:

	December 31,
	2008	2007
	(In thousands)

Actuarial present value of benefit obligation:
Expected claims from terminated employees	$785	$760
Amounts owed to existing claimants	13,300	13,697

Total present value of benefit obligation	14,085	14,457
Plan assets at fair value, primarily government-backed securities	16,324	16,673

Excess of trust assets over pneumoconiosis benefit obligation	$2,239	$2,216

The overfunded status of the Company’s obligation is included as Excess of trust assets over pneumoconiosis benefit obligation in the accompanying Consolidated Balance Sheets.

The discount rates used in determining the actuarial present value of the pneumoconiosis benefit obligation are based on corporate bond yields and are adjusted annually. At December 31, 2008 and 2007, the rates used were 5.90% and 6.10%, respectively.

9.	PENSION PLANS

Defined Benefit Pension Plans

The Company provides defined benefit pension plans for its full-time employees. Benefits are generally based on years of service and the employee’s average annual compensation for the highest five continuous years of employment as specified in the plan agreement. The Company’s funding policy is to contribute annually the minimum amount prescribed, as specified by applicable regulations or loan covenants. Prior service costs and actuarial gains and losses are amortized over the expected future period of service of the plan’s participants using the corridor method.

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

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of the changes in the benefit obligations of the plans, and the fair value of assets of the qualified plans for the years ended December 31, 2008 and 2007, and the amounts recognized in the Company’s financial statements for both the defined benefit pension and SERP plans:

	Qualified Pension Benefits		SERP Benefits
	December 31,		December 31,
	2008	2007	2008	2007
		(In thousands)

Change in benefit obligation:
Net benefit obligation at beginning of year	$71,828	$67,411	$3,234	$2,506
Service cost	2,597	2,995	—	78
Interest cost	4,390	4,270	198	162
Actuarial (gain) loss	(805)	(1,435)	172	564
Benefits paid	(1,338)	(1,413)	(325)	(76)

Net benefit obligation at end of year	76,672	71,828	3,279	3,234

Change in plan assets:
Fair value of plan assets at the beginning of year	51,015	47,026	—	—
Actual return on plan assets	(13,817)	1,737	—	—
Employer contributions	4,923	3,665	325	76
Benefits paid	(1,338)	(1,413)	(325)	(76)

Fair value of plan assets at end of year	40,783	51,015	—	—

Funded status at end of year	$(35,889)	$(20,813)	$(3,279)	$(3,234)

Amounts recognized in the accompanying balance sheet consist of:
Current liability	$—	$—	$(306)	$(299)
Noncurrent liability	(35,889)	(20,813)	(2,974)	(2,935)
Accumulated other comprehensive loss	31,605	14,517	617	467

Net amount recognized at end of year	$(4,284)	$(6,296)	$(2,663)	$(2,767)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$31,605	$14,517	$592	$432
Prior service costs	—	—	25	35

	$31,605	$14,517	$617	$467

The accumulated benefit obligation for all pension plans was $71.2 million and $64.9 million at December 31, 2008 and 2007, respectively. The accumulated benefit obligation differs from the benefit obligation in that it does not include an assumption about future compensation increases.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	Qualified Pension Benefits		SERP Benefits
	December 31,		December 31,
	2008	2007	2008	2007

Discount rate	6.10%	6.20% - 6.30%	6.10%	6.30%
Expected return on plan assets	7.70%	8.50%	N/A	N/A
Rate of compensation increase	4.00% - 7.50%	4.00% - 7.50%	4.00% - 7.50%	4.00% - 7.50%
Measurement date	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

The net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2009 is $2.4 million.

The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.

The components of net periodic benefit cost are for years ended December 31, 2008, 2007 and 2006:

	Qualified Pension Benefits			SERP Benefits
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006
			(In thousands)

Components of net periodic benefit cost:
Service cost	$2,597	$2,995	$3,062	$—	$78	$70
Interest cost	4,390	4,270	3,979	198	162	141
Expected return on plan assets	(4,416)	(4,104)	(3,638)	—	—	—
Amortization of:
Prior service cost	—	—	4	10	10	10
Actuarial loss	340	888	1,387	11	—	—

Total net periodic pension cost	$2,911	$4,049	$4,794	$219	$250	$221

The following table provides the assumptions used to determine net periodic benefit cost for years ended December 31, 2008, 2007 and 2006:

	Qualified Pension Benefits			SERP Benefits
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006

Discount rate	6.20% - 6.30%	5.85% - 5.95%	5.70%	6.30%	5.95%	5.70%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	4.00% - 7.50%	4.20%	4.20%	4.00% - 7.50%	4.00% - 7.50%	4.20%
Measurement date	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2007	December 31, 2006	December 31, 2005

These costs are included in the accompanying statement of operations in Selling and administrative expenses.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The weighted-average asset allocation of the Company’s qualified pension trusts at December 31, 2008 and 2007, were as follows:

	Allocation of Plan Assets at
	December 31,		Target
	2008	2007	Allocation

Asset category Cash and equivalents	2%	—	0% - 25%
Equity securities	64%	70%	40% - 75%
Debt securities	33%	28%	0% - 50%
Other	1%	2%	0% - 10%

Total	100%	100%

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

The Company will be required to make supplemental pension contributions due to the decrease in the value of its pension investments. Additionally, as part of the WML refinancing, the Company is required by the loan covenants to ensure that by September 15 of each year, the value of its pension plan assets are at least 90% of its actuarially-determined pension liability. The Company was required to make an additional pension contribution of approximately $1.9 million in 2008 to achieve this 90% funding status required by loan covenants. The Company expects to contribute approximately $11.3 million to its funded pension plans during 2009, including the additional contribution to achieve the 90% funding status.

The following benefit payments are expected to be paid from its pension plan assets:

Pension
Benefits
(In thousands)

2009	$1,624
2010	2,003
2011	2,397
2012	2,864
2013	3,388
Years 2014 — 2018	25,545

The benefits expected to be paid are based on the same assumptions used to measure the Company’s pension benefit obligation at December 31, 2008, and include estimated future employee service.

10.	HERITAGE HEALTH BENEFIT EXPENSES

The caption Heritage health benefit expenses used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to its former Eastern mining operation employees as well as other

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

administrative and legal costs associated with providing those benefits. The components of these expenses are (in thousands):

	Years Ended December 31,
	2008	2007	2006

Health care benefits	$25,588	$28,252	$28,295
Combined benefit fund payments (credit)	3,470	(2,156)	3,611
Workers’ compensation benefits	4,417	1,175	1,336
Black lung benefits (credit)	(23)	318	(421)

Total	$33,452	$27,589	$32,821

11.	ASSET RETIREMENT OBLIGATIONS, RECLAMATION DEPOSITS AND CONTRACTUAL THIRD PARTY RECLAMATION RECEIVABLE

Asset Retirement Obligation

Changes in the Company’s asset retirement obligations during 2008 and 2007 were (in thousands):

	Years Ended December 31,
	2008	2007

Asset retirement obligations — beginning of year (including current portion)	$206,497	$184,062
Accretion	15,278	13,408
Settlements (final reclamation performed)	(7,403)	(6,772)
Losses on settlements	—	209
Changes due to amount and timing of reclamation	8,336	15,590

Asset retirement obligations — end of year	$222,708	$206,497
Less current portion	(17,136)	(13,470)

Asset retirement obligations — less current portion	$205,572	$193,027

The Company estimates that the cost of final reclamation for its mines and ROVA when they are closed in the future will total approximately $450.1 million, with a present value of $222.7 million. As permittee, the Company or its subsidiaries are responsible for the total amount. The financial responsibility for a portion of final reclamation of the mines when they are closed has been transferred by contract to certain customers, while other customers have provided guarantees or funded escrow accounts to cover final reclamation costs. Costs of reclamation of mining pits prior to mine closure are recovered in the price of coal shipped.

As of December 31, 2008, the Company had $213.5 million in surety bonds outstanding to secure reclamation obligations.

Contractual Third Party Reclamation Receivables

The Company has recognized as an asset $81.2 million as contractual third party reclamation receivables, representing the present value of obligations of certain customers to reimburse the Company for a portion of the asset retirement costs at the Company’s Rosebud, Jewett and Absaloka Mines.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The asset retirement obligation, contractual third party reclamation receivable, and reclamation deposits for each of the Company’s mines and ROVA at December 31, 2008, are summarized below (in thousands):

		Contractual
	Asset	Third-Party
	Retirement	Reclamation	Reclamation
	Obligation	Receivable	Deposits

Rosebud	$125,625	$16,162	$69,707
Jewett	64,415	64,415	—
Absaloka	15,487	597	—
Beulah	14,463	—	—
Savage	2,227	—	—
ROVA	491	—	—

Total	$222,708	$81,174	$69,707

Reclamation Deposits

Reclamation deposits of $69.7 million at December 31, 2008, consist of $27.1 million of federal agency bonds (government-backed securities), $24.7 million of cash and cash equivalents, $15.1 million of time deposits, and $2.8 million of preferred stock.

All underlying financial instruments included in the reclamation deposit accounts have Level I inputs available regarding fair value measurements. Level I inputs are quoted prices in active markets for identical financial instruments that the Company has the ability to access at the fair value measurement date.

The Company recorded an impairment of $0.3 million during 2008 as a result of other-than-temporary declines in the value of marketable securities included in reclamation deposits.

Held-to-Maturity and Available-for-Sale Reclamation Deposits

The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at December 31, 2008 and 2007, are as follows (in thousands):

	2008	2007

Amortized cost	$27,178	$59,052
Gross unrealized holding gains	1,132	482
Gross unrealized holding losses	(21)	(307)

Fair value	$28,289	$59,227

Maturities of held-to-maturity securities are as follows at December 31, 2008 (in thousands):

	Amortized Cost	Fair Value

Due in five years or less	$3,119	$3,201
Due after five years to ten years	4,574	4,924
Due in more than ten years	19,485	20,164

	$27,178	$28,289

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

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities at December 31, 2008, are as follows (in thousands):

2008

Cost basis	$2,695
Gross unrealized holding gains	75
Gross unrealized holding losses	—

Fair value	$2,770

12.	STOCKHOLDERS’ EQUITY

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

The Company is currently reporting a deficit in shareholders’ equity. As a result, the Company is prohibited from paying preferred stock dividends because of the statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock ($160,000 at December 31, 2008).

The quarterly dividends, which are accumulated through and including January 1, 2009, amount to $17.2 million in the aggregate ($107.53 per preferred share or $26.88 per Depositary Share). Under the terms of the Series A Preferred Stock, the Company can redeem preferred shares at any time for the redemption value of $25.00 plus accumulated dividends paid in cash, however, the Company’s convertible note purchase agreement prohibits the Company from paying dividends on or redeeming preferred or common stock so long as the convertible notes are outstanding.

Warrants

In June 2007, the Company exercised its option to extend the term on the ROVA acquisition loan for three more years. In conjunction with the extension of the loan, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock to the acquisition loan lender at a premium of 15% to the then current stock price, or $31.45 per share. In October 2007 (but effective as of August 20, 2007), in consideration for the lender’s consent to the sale of the Company’s power operations and maintenance businesses, the Company canceled the warrant issued in June and issued the lender a new warrant to purchase 150,000 shares of the Company’s common stock at a price of $25.00 per share. The new warrant is exercisable through August 2010. The fair value of the original warrant of approximately $1.1 million was recorded as a discount to the principal amount of the loan. Approximately $0.2 million relating to the increase in the fair value of the repriced warrant was accounted for as a consent fee and expensed in 2007.

The ROVA acquisition loan agreement was amended as of October 1, 2007, and contained a requirement for WCC to use its best efforts to file a registration statement with the SEC to register the warrant and the shares underlying the warrant by February 28, 2008. WCC did not file that registration statement with the SEC by that date because it did not complete the restatement of its financial statements for the year ended December 31, 2006, until March 17, 2008. Since it was unable to register the warrant with the SEC, WCC was therefore obligated to cancel the existing warrant and issue a new warrant to purchase 165,000 shares of the Company’s stock at a price of $20.00 per share. This new warrant, like the prior warrant, contained

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

customary anti-dilution protections. The Company’s March 4, 2008, issuance of convertible debt triggered the anti-dilution provisions in the warrant. The modified warrant now entitles the holder thereof to purchase 172,234 shares at an exercise price of $19.16 per share.

During 2008, the increase in the fair value of the warrant as a result of the modification was approximately $355,000, which was recorded as additional interest expense, with a corresponding adjustment to additional paid in capital. The fair value of the warrant before the modification and the modified warrant was estimated using the Black-Scholes pricing model with the following assumptions:

						Value of Each
Warrants	Number of Shares			Risk-Free	Expected Life	Share Covered by
Issued	included in Warrant	Dividend Yield	Volatility	Rate	(in years)	Warrant

2008	172,234	None	41%	2.82%	3.0	$4.76

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

At December 31, 2008, there were approximately $114.4 million of net assets at WCC’s subsidiaries that were not available to be transferred to WCC in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

13.	INCENTIVE STOCK OPTIONS, STOCK APPRECIATION RIGHTS, AND PERFORMANCE UNITS

As of December 31, 2008, the Company had stock options, SARs and restricted stock outstanding from five stock incentive plans. These plans permit the Company to grant to employees incentive stock options, or ISOs, non-qualified stock options, SARs and restricted stock. These plans generally contemplate that non-employee directors will receive equity awards with a value of $60,000 when initially elected or appointed to the Board and equity awards with a value of $30,000 after each annual meeting.

The maximum number of shares that could be issued under these plans is 2,200,000.

The Company recognizes share-based compensation expense in accordance with SFAS No. 123(R), which it adopted on January 1, 2006. Compensation cost arising from share-based arrangements for December 31, 2008, 2007 and 2006, is shown in the following table (in thousands):

	Year Ended December 31,
	2008	2007	2006

Recognition of fair value of SARs, stock options and restricted stock over vesting period	$1,227	$766	$814
Matching contributions to the Company’s 401(k) plan	1,569	2,271	1,750
Compensation expense (credit) for performance units based on performance of the Company’s stock price	(63)	(570)	399

Total share-based compensation expense	$2,733	$2,467	$2,963

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company used the Black-Scholes option pricing model to determine the fair value of options and SARs on the date of grant. The Company utilized U.S. Treasury yields as of the grant date for its risk-free interest rate assumption and expected volatilities are based on historical stock price movement and other factors. The Company utilized historical company data to develop its dividend yield and expected option life assumptions. The following assumptions were used for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006

Assumptions (weighted average):
Risk-free interest rate	3.62%	4.56%	5.20%
Expected dividend yield	None	None	None
Expected volatility	50%	51%	52%
Expected life (in years)	7.0	7.0	7.0

Restricted Stock

The Company may issue restricted stock, which requires no payment from the employee. Restricted stock typically vests ratably over two to three years. Compensation expense is based on the fair value on the grant date and is recorded ratably over the vesting period.

A summary of restricted stock award activity for the year ended December 31, 2008, is as follows:

		Weighted Average
		Grant-Date
	Common Shares	Fair Value

Non-vested at December 31, 2007	6,220	$19.29
Granted	108,184	15.99
Vested	(11,488)	18.28

Non-vested at December 31, 2008	102,916	15.94

Weighted average grant-date fair value is shown in the table above for 2007 and 2008. No restricted stock shares were granted in 2006.

The unamortized compensation expense for restricted stock awards at December 31, 2008, was $1.3 million. In January 2009, 100,000 of the non-vested shares were cancelled reducing the total unamortized compensation expense to less than $0.1 million.

SARs

SARs generally vest over three years, expire ten years from the date of grant, and may not have a base price that is less than the market value of the stock on the date of grant. Upon vesting, the holders may exercise the SARs and receive a number of shares of common stock having a value equal to the increase in the value of the common stock between the grant date and the exercise date. The Company’s policy is to issue new shares as these SARs are exercised.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Information with respect to SARs granted and outstanding for the year ended December 31, 2008, is as follows:

			Weighted
			Average
			Remaining
			Contractual
		Weighted Average	Life	Aggregate
	SARs	Base Price	(in years)	Intrinsic Value

Outstanding at January 1, 2008	310,266	$21.98
Exercised	(8,700)	19.37
Expired or forfeited	(94,499)	22.12

Outstanding at December 31, 2008	207,067	$22.03	6.6	$—

SARs exercisable at December 31, 2008	184,921	$21.70	6.5	$—

No SARs were granted during 2008 or 2007. The weighted average grant-date fair value per SAR granted in 2006 was $14.18.

The intrinsic value of SARs exercised was less than $0.1 million, $0.3 million and $0.1 million for 2008, 2007 and 2006, respectively.

The amount of unamortized compensation expense for SARs outstanding at December 31, 2008, was $0.2 million, which is expected to be recognized over the next year.

Stock Options

Incentive stock options generally vest over three years, expire ten years from the date of grant, and may not have an option or base price that is less than the market value of the stock on the date of grant. The Company’s policy is to issue new shares as these options are exercised.

Information with respect to stock option activity for the year ended December 31, 2008, is as follows:

			Weighted
			Average
			Remaining
			Contractual
	Stock	Weighted Average	Life	Aggregate
	Options	Exercise Price	(in years)	Intrinsic Value

Outstanding at January 1, 2008	343,366	$16.92
Granted	181,750	21.40
Exercised	(40,882)	4.94
Expired or forfeited	(96,510)	22.52

Outstanding at December 31, 2008	387,724	$18.89	6.6	$27,125

Options exercisable at December 31, 2008	212,974	$16.83	4.2	$27,125

The weighted average grant-date fair value per option granted in 2008 and 2007 was $11.84 and $13.55, respectively. No options were granted in 2006.

The intrinsic value of stock options exercised was $0.5 million, $3.4 million and $3.5 million in 2008, 2007 and 2006, respectively.

The amount of unamortized compensation expense for options outstanding at December 31, 2008, was $1.7 million, which is expected to be recognized over approximately three years. The unamortized compensation expense was reduced by $0.2 million due to the forfeiture of options in January 2009.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Performance Units

As of December 31, 2008, the Company had performance units outstanding under its Performance Unit Plan, which expires in June 2009. The value of the performance units is payable to the participants upon vesting in cash, or at the option of the Company, in shares of common stock. The value, calculated using a Binomial Lattice Model, is based in part on the appreciation of the Company’s common stock and its performance relative to the average of two stock market indices. The performance units vest over a three-year period. The units granted are accounted for as a liability-based award, since the Company has historically settled the awards in cash and intends to settle the outstanding awards in cash. During 2008 and 2007, the Company recognized a benefit of less than $0.1 million and $0.6 million, respectively. The Company recognized $0.4 million of expense for this plan for 2006. The amount of unamortized compensation expense for this plan was less than $0.1 million at December 31, 2008. No payments were made under this long-term incentive plan in 2008 or 2007.

14.	OTHER EVENTS

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

15.	DERIVATIVE INSTRUMENTS

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

The Company accounted for these derivative instruments on a mark-to-market basis through earnings. The unrealized loss for year ended December 31, 2006, was recorded in Cost of sales.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Consolidated Financial Statements as of December 31, 2008 and 2007 do not reflect any cumulative unrealized gains or losses on these contracts since they were fully settled during 2007. Information regarding derivative instruments for 2007 and 2006 is as follows (in thousands):

	Years Ended December 31,
	2007	2006

Unrealized derivative loss beginning of the year	$(336)	$—
Change in fair value	1,092	(530)
Realized gain (loss) on settlements	(756)	194

Unrealized loss on derivatives at end of year	$—	$(336)

16.	INDIAN COAL PRODUCTION TAX CREDITS (ICTC’s)

In August 2005, the Energy Policy Act of 2005 was enacted. Among other provisions, it contains a tax credit for the production of coal owned by Indian tribes. The credit is $1.50 per ton from 2006 through 2009 and $2.00 per ton from 2010 through 2012, with both amounts escalating for inflation. The credit may be used against regular corporate income tax for all years and against alternative minimum taxes for the initial four-year period after the placed in service date of the facility. The Absaloka Mine produces coal that qualifies for this credit.

In July 2008, WRI finalized an agreement with the Crow Tribe covering the treatment of the tax credit in determining royalties payable to the Tribe under its lease agreement with the Tribe. The Company recorded $0.7 million and $2.0 million, respectively as cost of sales in 2008 and 2007, to reflect the amount payable to the Crow Tribe as a result of this agreement.

On October 16, 2008, WRI entered into a series of transactions with a financial institution, or Investor, designed to enable WRI to take advantage of ICTC’s generated by its mining operations.

In these transactions, WRI formed a limited liability company, Absaloka Coal LLC, which it owned jointly with a newly formed subsidiary, WRI Partners, Inc., to mine and sell coal from the Absaloka Mine. Absaloka Coal LLC then entered into a sublease from WRI of the coal leases from the Crow Tribe, entitling Absaloka Coal LLC to mine up to 40.0 million tons of coal at the Absaloka Mine through 2012. WRI also assigned to Absaloka Coal LLC all of its contracts to sell coal to third parties.

On October 16, 2008, WRI sold its interest in Absaloka Coal LLC to the Investor for consideration consisting of an initial payment of $4.0 million, $34.0 million of fixed principal and interest payments, and contingent payments based on 90% of the credits allocated to the Investor in excess of the fixed payments. Based on current forecasts of the Absaloka Mine’s coal sales, the total consideration to be paid by the Investor to WRI is projected to be approximately $62.8 million through December 31, 2012. WRI expects to share approximately $19.4 million of this consideration with the Crow Tribe as royalties. The Company paid a $1.25 million fee to the Crow Tribe in the fourth quarter of 2008 to secure the Tribe’s approval of the sublease.

The Investor will be entitled to 99% of Absaloka Coal LLC’s earnings and related distributions until it has received a 10% return on its initial $4.0 million cash investment, after which it will be entitled to 5% of earnings and distributions.

On October 3, 2008, WRI requested a private letter ruling, or PLR, request with the IRS concerning various issues relating to the validity of the ICTC’s. In March 2009, the Company received a PLR confirming the availability of the ICTC’s under the specific scenario described whereby WRI subleased the right to mine a fixed amount of coal from the Company’s Absaloka Mine to the LLC. All payments on the promissory notes and $2.0 million of the cash received at closing were, or will be, placed into escrow until the approval of the

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

PLR by the Investor and one of its lenders. If the PLR is deemed unacceptable to the Investor or one of its lenders, the transaction is rescinded and all payments made to date will be returned to the Investor. Upon the approval of the PLR and the release of the cash payments from escrow, WCC will recognize the fixed and contingent payments from the Investor as they are received as income in its consolidated financial statements. In addition, the initial payment of $4.0 million and the $1.25 million fee paid to the Crow Tribe will be recognized ratably through 2012 based on tons sold. However, until the Investor, and one of its lenders deem the PLR acceptable, all proceeds from the Investor have been deferred.

As part of the purchase agreement, WRI has an option to purchase the Investor’s entire membership interest after October 16, 2013, and Investor is entitled to withdraw at any time from Absaloka Coal LLC. In these events, or on dissolution of the LLC, WRI would be required to pay the Investor the appraised value of its capital account balance.

WRI is the sole manager of Absaloka Coal LLC has entered into a contract mining agreement with Absaloka Coal LLC under which it receives an amount equal to all of its mining costs plus a fee per ton of coal mined. Westmoreland Coal Sales Company acts as the exclusive sales agent on behalf of Absaloka Coal LLC under a sales agency agreement and receives a fee for its services based on the tons of coal sold.

17.	INCOME TAX

Income tax expense attributable to net loss before income taxes consists of:

	Years Ended December 31,
	2008	2007	2006
		(In thousands)

Current:
Federal	$—	$—	$—
State	919	199	2,405

Income tax expense	$919	$199	$2,405

Income tax expense attributable to net loss before income taxes differed from the amounts computed by applying the statutory Federal income tax rate of 34% to pre-tax income as a result of the following:

	2008	2007	2006
		(In thousands)

Computed tax benefit at statutory rate	$(16,200)	$(7,292)	$(3,490)
Increase (decrease) in tax expense resulting from:
Tax depletion in excess of book	(2,643)	(4,079)	(2,677)
Non-deductible interest expense	3,156	—	—
Minority interest adjustment	288	465	875
State income taxes, net	(3,214)	(857)	1,920
Non-taxable earnings of offshore insurance subsidiary	(293)	(309)	(273)
Adjustments to deferred tax assets and liabilities attributable to prior years	684	—	1,043
Change in valuation allowance for net deferred tax assets	24,628	18,855	15,089
Indian Coal Production Tax Credits	(5,893)	(6,593)	(10,167)
Other, net	406	9	85

Income tax expense	$919	$199	$2,405

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007, are presented below:

	2008	2007
	(In thousands)

Deferred tax assets:
Federal net operating loss carryforwards	$59,360	$58,230
State net operating loss carryforwards	12,154	16,578
Alternative minimum tax credit carryforwards	8,750	2,607
Charitable contribution carryforwards	52	—
Indian Coal Production Tax Credit carryforwards	23,471	16,749
Accruals for the following:
Workers’ compensation	5,007	3,714
Postretirement benefit and pension obligations	126,385	122,138
Incentive plans	4	378
Asset retirement obligations	64,277	60,495
Deferred revenues	27,654	16,432
Other accruals	8,039	7,007

Total gross deferred assets	335,153	304,328
Less valuation allowance	(257,932)	(231,794)

Net deferred tax assets	77,221	72,534

Deferred tax liabilities:
Property, plant and equipment, differences due to depreciation and amortization	(70,792)	(67,330)
Excess of trust assets over pneumoconiosis benefit obligation	(873)	(864)
Change in accounting method	(3,228)	(3,872)
Other	(908)	(468)

Total gross deferred tax liabilities	(75,801)	(72,534)

Net deferred tax asset	$1,420	$—

As of December 31, 2008, the Company had significant deferred tax assets. The deferred tax assets include federal and state regular net operating losses, or NOLs, alternative minimum tax, or AMT, credit carryforwards, ICTC carryforwards, charitable contribution carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income.

The Company believes it will be taxed under the AMT system for the foreseeable future due to the significant amount of statutory tax depletion in excess of book depletion expected to be generated by its mining operations. As a result, Westmoreland has determined that a valuation allowance is required for all of its regular federal net operating loss carryforwards, AMT credit carryforwards, ICTC carryforwards and its contribution carryforwards since they are not available to reduce AMT income in the future.

In addition, the Company has determined that since its net deductible temporary differences will not reverse for the foreseeable future, and it is unable to forecast that it will have taxable income when they do reverse, a full valuation allowance is required for these deferred tax assets, other than the deferred tax asset relating to our FIN No. 48 liability.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company has also recorded a full valuation allowance for all but $1.4 million of its state net operating losses, since it believes that it is more likely than not that they will not be realized. No valuation allowance is being provided on $1.4 million of deferred tax assets because the Company believes that it is more likely than not that these state net operating losses will be used to offset FIN No. 48 liabilities presented in the financial statements.

As of December 31, 2008, the Company has available Federal net operating loss carryforwards to reduce future regular taxable income, which expire as follows:

Expiration Date	Regular Tax
(In thousands)

2010	$19,540
2011	36,479
2012	449
2018	28
2019	88,429
after 2019	29,668

Total	$174,593

As of December 31, 2008, the Company has an estimated $23.5 million in ICTC carryforwards that are available to offset the Company’s regular tax and AMT liabilities. As of December 31, 2008, the Company also has available an estimated $267.0 million in State net operating loss carryforwards to reduce future taxable income.

The Company adopted FIN No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, as of January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Upon adoption of FIN No. 48, the Company did not identify any uncertain tax positions and no tax reserve was recorded as of January 1, 2007. The Company has elected under FIN No. 48 to recognize interest and penalties related to income tax matters in income tax expense.

For the year ended December 31, 2008, Westmoreland recorded a long-term FIN No. 48 liability related to uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Year Ended
December 31, 2008
(In thousands)

Balance of unrecognized tax benefits at January 1, 2008	$—
Additions for tax positions related to current year	1,748

Balance of unrecognized tax benefits at December 31, 2008	$1,748

As of December 31, 2008, the Company had less than $0.1 million of accrued interest and penalties included in the long-term tax liability, which was recognized in 2008.

The Company files tax returns in the U.S. federal jurisdiction and in various U.S. state jurisdictions, and is subject to examination by taxing authorities in all of these jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by various U.S. state taxing authorities. The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s financial position, results of operations or liquidity. It is reasonably possible that the amount of unrecognized tax benefits related to certain of the Company’s tax positions will increase or decrease in the next twelve months as audits or reviews are initiated and settled. At this time, an estimate of

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the range of a reasonably possible change cannot be made. With few exceptions, the Company is not subject to income tax examinations by U.S. federal or state jurisdictions for fiscal years prior to 2004.

18.	COMMITMENTS

Coal Reserve Lease Obligations

The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $35.7 million, $39.2 million and $35.5 million in the years end December 31, 2008, 2007 and 2006, respectively.

Real Property and Equipment Lease Obligations

The Company has operating lease commitments expiring at various dates, primarily for real property and equipment. Rental expense under operating leases during the years ending December 31, 2008, 2007 and 2006, totaled $4.9 million, $5.2 million and $6.3 million, respectively.

Minimum future rental obligations existing under these operating leases at December 31, 2008, are as follows (in thousands):

Lease
Obligations

2009	$5,385
2010	4,557
2011	4,389
2012	1,988
2013 and thereafter	931

Coal Supply Agreements

Westmoreland Partners, which owns ROVA, has two coal supply agreements with TECO Coal Corporation, or TECO. If Westmoreland Partners continues to purchase coal under these contracts at the current volume and pricing, then Westmoreland Partners would be obligated to pay TECO $27.9 million in each of the years of 2009, 2010, 2011, 2012, 2013 and an aggregate of $33.4 million after 2013.

Long-Term Sales Contracts

The following table presents an estimate of the sales tonnages under the Company’s existing long-term contracts. Many of the contracts provide for the supply of customer requirements rather than fixed tonnages. Where provided, the Company has used its customers’ projections of their requirements. Where not provided, the Company has used estimates based on historic levels. The tonnages in the table below represent estimated

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

sales tonnage under existing, executed contracts and generally exclude pending or anticipated contract renewals or new contracts. These projections reflect customers’ scheduled major plant outages, if known.

Projected Sales
Tonnage Under
Existing Long-
Term Contracts
as of December 31,
2008
(In millions of tons)

2009	28.0
2010	26.4
2011	22.0
2012	19.4
2013	19.3
Thereafter	86.9

Total	202.0

19.	CONTINGENCIES

Severance Benefits Payable to Former CEO

On May 9, 2008, WCC filed a declaratory judgment complaint in the District Court, El Paso County, Colorado, against Christopher K. Seglem, who was terminated as Chairman, CEO and President of the Company in May 2007, seeking a declaratory judgment from the court as to the correct amount to pay Mr. Seglem pursuant to the 1993 Executive Severance Policy, or severance policy. On June 10, 2008, Mr. Seglem filed counterclaims, alleging that he is owed a total of at least $3.8 million pursuant to the severance policy. The matter is currently set for trial on May 18, 2009.

The Company provided a reserve of $3.0 million for this matter and has made payments of $1.4 million to Mr. Seglem during 2008. As of December 31, 2008, the remaining liability was approximately $1.6 million.

Royalty Claims by Minerals Management Service and Related Tax Claims by Montana Department of Revenue

The U.S. Minerals Management Service, or MMS, and the Montana Department of Revenue, or MDR, have each asserted numerous transportation and gross inequity claims against Western Energy Company, or WECO, for federal coal royalties and state taxes allegedly due and owing on payments received by WECO from customers.

Transportation Claims

The MMS and MDR claim that revenues earned by WECO under the Transportation Agreement with its customers are, in reality, payments for the production of coal, and therefore royalty and tax bearing. MDR has issued assessments for tax years 1998 through 2004. The total amount claimed under audit (assessed and unassessed) as of December 31, 2008, was $32.9 million.

On October 23, 2008, WECO and its customers jointly settled all claims with the MDR for the periods prior to December 31, 2007, for a total of $1.7 million, with WECO responsible for less than $0.1 million of that amount and the customers responsible for the balance. WECO and its customers also reached a joint settlement with the MDR for periods subsequent to December 31, 2007, which resulted in a total amount of approximately $0.6 million owed to the MDR for 2008, with WECO’s portion representing less than

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$0.1 million and the customers paying the balance. WECO’s additional expense for state taxes resulting from this settlement for the years 2009 through 2019 are expected to be less than $0.1 million per year.

The MMS claims are for four different audit periods: October 1991 through December 1995, January 1996 through December 2001, January 2002 through December 2004 and January 2005 through the present. An informal settlement agreement has been reached with MMS whereby WECO will pay the sum of $12.2 million to resolve all issues surrounding these transportation claims for the assessed periods through December 31, 2007, and to pay future royalties on the transportation proceeds in accordance with the past methodology of MMS. The customers have agreed to reimburse WECO 80% of the settlement amount and to pay 80% of future royalty payments owed to MMS. WECO’s additional exposure for federal coal royalties for the years 2009 through 2019 is approximately $0.1 million per year. The Company expects to finalize the agreement for this matter by the end of March 2009.

The Company recorded an estimated $12.8 million expense and liability for the total estimated exposure for all periods through December 31, 2008. Correspondingly, the Company recorded a $10.2 million of revenue and a receivable for the estimated customer portion of the settlement for all periods through December 31, 2008.

Gross Inequity Claim

On April 29, 2004, MMS issued a demand for a royalty payment in connection with a settlement agreement dated February 21, 1997, between WECO and its customer, Puget Sound Energy, which reduced the price of coal paid by Puget Sound. WECO filed a notice of appeal with MMS. A settlement agreement has been reached in principle with MMS whereby WECO will pay the assessed amount of approximately $1.7 million, including $0.6 million of accrued interest. The agreement is expected to be finalized in 2009. Puget Sound Energy has agreed to reimburse WECO for all of the settlement costs.

Additionally, WECO was informed in 2005 that the MDR has issued a claim for state coal royalties of approximately $0.2 million related to the Puget Sound Energy payments. WECO believes that Puget Sound Energy is responsible for this royalty claim pursuant to the terms of the settlement agreement.

The Company recorded an estimated $1.9 million of expense and a corresponding liability for the total estimated exposure for all periods through December 31, 2008. Correspondingly, the Company recorded an estimated $1.9 million of revenue and a corresponding receivable for the customer portion of the settlement for all periods through December 31, 2008.

McGreevey Litigation

In 2002, the Company was served with a complaint in a case styled McGreevey et al. v. Montana Power Company et al. in the U.S. District Court in Billings, Montana. The plaintiffs are former stockholders of Montana Power who filed their first complaint on August 16, 2001. The plaintiffs seek to rescind the sale by Montana Power of its generating, oil and gas, and transmission businesses, and the sale by Entech of its coal business or to us to compel the purchasers to hold these businesses in trust for the shareholders. The McGreevey plaintiffs contend that they were entitled to approve the sale by Entech to WCC even though they were not shareholders of Entech. On April 20, 2006, a Memorandum and Order was entered by the United States District Court for the District of Montana Butte Division, which confirmed the Judge’s decision to stay the case while it awaits a decision from the Delaware Bankruptcy Court in the Entech bankruptcy case on two key issues. The first issue is whether WCC is a successor in interest to Montana Power Company — Touch America or Northwestern. The second issue is whether any claim based on failure of the corporate board to submit sale of certain assets (including those purchased by WCC) to a vote of the shareholders is a derivative action belonging to the corporation, or a direct action belonging to disaffected shareholders.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Although the stays noted above remain in place, the Delaware bankruptcy court recently ruled on one issue pertinent to our case, finding that the claims the McGreevey plaintiffs assert against the officers and directors of Touch America are derivative and belong to the Touch America trustees. The Montana court is aware of this ruling, and is arranging a mediated settlement conference in McGreevey to attempt to revive in some form the tentative settlement reached over two years ago.

The Company has not accrued a reserve for this matter.

Customer Reclamation Claims

WECO received a claim dated October 16, 2008, from the six Colstrip 3&4 buyers seeking a refund of approximately $9.9 million for alleged inappropriate charges. The buyers assert that they were charged for base reclamation work in Area C of the Rosebud Mine when those charges were actually for final reclamation, which would be WECO’s responsibility under the terms of the coal supply agreement. The refund sought by the buyers includes alleged overpayments for final reclamation work plus taxes and royalties on that overpayment.

WECO believes that these charges to the buyers were proper because the challenged work was for base reclamation, which is the buyers’ responsibility under the coal supply agreement. If the buyers prevail and all of the challenged work is determined to be final reclamation rather than base reclamation, WECO’s financial responsibility will be reduced from $9.9 million claimed by two factors. First, approximately $3.5 million of the buyers’ claim concerns an overpayment of taxes and royalties that WECO should be able to offset against future taxes and royalties. Second, one of the six buyers, Puget Sound Energy, Inc., has funded an account that WECO is authorized to use to pay approximately 17% of all final reclamation costs in Area C, which with respect to the challenged work would be approximately $1.1 million. The total net refund to the customers after taxes and royalty overpayments would be approximately $6.4 million, of which $1.1 million could be paid by customer-funded accounts which are now restricted.

No reserve has been accrued for this matter.

20.	BUSINESS SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods.

The Company’s operations are classified into four segments: coal, power, heritage and corporate. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The power segment includes its ROVA operations and the Ft. Lupton interest, which was sold in July 2008. The heritage segment includes costs of benefits the Company provides to former Eastern mining operation employees as well as other administrative and legal costs associated with providing those benefits. The corporate segment primarily consists of corporate office and business development expenses. Certain reclassifications of 2007 and 2006 segment information have been made to conform to the 2008 presentation.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Summarized financial information by segment for 2008, 2007 and 2006 is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
			(In thousands)

December 31, 2008
Revenues	$419,806	$89,890	$—	$—	$509,696
Restructuring charges	155	—	—	1,854	2,009
Operating income (loss)	15,211	16,920	(35,472)	(12,694)	(16,035)
Total assets	557,245	239,083	5,301	11,338	812,967
Capital expenditures	29,534	1,711	—	75	31,320
December 31, 2007
Revenues	418,870	85,347	—	—	504,217
Restructuring charges	729	698	—	3,096	4,523
Operating income (loss)	18,723	14,150	(28,623)	(10,132)	(5,882)
Total assets	493,414	276,399	4,068	8,647	782,528
Capital expenditures	28,677	1,645	—	90	30,412
December 31, 2006
Revenues	393,482	50,925	—	—	444,407
Operating income (loss)	33,370	11,906	(33,007)	(7,652)	4,617
Total assets	449,569	290,723	9,794	11,296	761,382
Capital expenditures	17,189	2,855	—	808	20,852

The Company derives its revenues from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows:

	2008	2007	2006
		(In thousands)

Customer A — coal	$131,859	$109,390	$112,470
Customer B — coal	80,581	102,417	88,510
Customer C — power	88,651	84,841	43,205
Customer D — coal(1)	—	52,041	—

Percentage of total revenue	60%	69%	54%

(1)	The revenue from Customer D did not exceed 10% in 2008 or 2006.

Westmoreland Coal Company and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2008 and 2007 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands; except per share data)

2008:
Revenues	$131,594	$113,423	$141,305	$123,374
Operating income (loss)	2,280	(9,027)	2,326	(11,614)
Net loss applicable to common shareholders	(11,464)	(18,281)	(3,493)	(16,689)
Basic and diluted loss per common share	$(1.21)	$(1.92)	$(0.37)	$(1.75)
2007:
Revenues	$125,075	$123,253	$130,232	$125,657
Operating income (loss)	12,063	(7,333)	(3,441)	(7,171)
Net income (loss) applicable to common shareholders	7,365	(11,278)	(7,370)	(11,870)
Basic earnings (loss) per common share	$0.81	$(1.23)	$(0.81)	$(1.27)
Diluted earnings (loss) per common share	$0.79	$(1.23)	$(0.81)	$(1.27)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Westmoreland Coal Company:

We have audited the consolidated balance sheets of Westmoreland Coal Company and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westmoreland Coal Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and has a net capital deficiency that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Denver, Colorado
March 13, 2009

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

This item is not applicable.

ITEM 9A —	CONTROLS AND PROCEDURES.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations or COSO, Internal Control — Integrated Framework. The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In conducting the aforementioned evaluation, we determined that the three material weaknesses in our internal control over financial reporting at December 31, 2007, have been fully remediated.

Based upon management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Act of 1934, were effective as of December 31, 2008.

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

(c)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Westmoreland Coal Company:

We have audited Westmoreland Coal Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(a)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

KPMG LLP

Denver, Colorado
March 13, 2009

(d)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B —	OTHER INFORMATION.

None

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 will be included under the headings Proposal 1 — Election of Directors by the Holders of Common Stock, Proposal 2 — Election of Directors by the Holders of Series A Preferred Stock, Executive Officers, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 14, 2009, and such required information is incorporated herein by reference.

ITEM 11 —	EXECUTIVE COMPENSATION.

The information required by Item 11 will be included under the headings Corporate Governance, Compensation Discussion and Analysis, Executive Compensation and Compensation and Benefits Committee Report in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 14, 2009, and such required information is incorporated herein by reference.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 will be included under the headings Beneficial Ownership of Securities and Equity Compensation Plan Information in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 14, 2009, and such required information is incorporated herein by reference.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will be included under the headings Certain Transactions and Corporate Governance in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 14, 2009, and such required information is incorporated herein by reference.

ITEM 14 —	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 will be included under the heading Auditors in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 14, 2009, and such required information is incorporated herein by reference.

PART IV

ITEM 15 —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. The financial statements filed herewith are: the Consolidated Balance Sheets of the Company and subsidiaries as of December 31, 2008 and December 31, 2007, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2008, together with the Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements, and the report of the independent registered public accounting firm thereon which are contained in Item 8.

2. The following financial statement schedules are filed herewith:

Report of Independent Registered Public Accounting Firm

Schedule I — Condensed Financial Statements of Parent Company

The following financial statements of subsidiaries not consolidated and 50 percent or less owned persons are filed herewith:

Financial statements of Westmoreland-LG&E Partners for the six months ended June 30, 2006, with the Independent Auditors Reports thereon.

3. The exhibits listed in the Exhibit Index starting on page 118 are filed with or incorporated by reference in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY

/s/ Keith E. Alessi
Name:     Keith E. Alessi

Title:	Chief Executive Officer and President
(A Duly Authorized Officer)

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith E. Alessi Keith E. Alessi	Chief Executive Officer, President, and Director	March 13, 2009

/s/ Kevin A. Paprzycki Kevin A. Paprzycki	Chief Financial Officer and Principal Accounting Officer	March 13, 2009

/s/ Michael R. D’Appolonia Michael R. D’Appolonia	Director	March 13, 2009

/s/ Thomas J. Coffey Thomas J. Coffey	Director	March 13, 2009

/s/ Richard M. Klingaman Richard M. Klingaman	Director	March 13, 2009

/s/ William M. Stern William M. Stern	Director	March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Westmoreland Coal Company:

Under date of March 13, 2009, we reported on the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in the December 31, 2008, Annual Report on Form 10-K of Westmoreland Coal Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule I. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Westmoreland Coal Company and subsidiaries referred to above contains an explanatory paragraph that states that as described in Note 1 to the consolidated financial statements, to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and has a net capital deficiency that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Denver, Colorado
March 13, 2009

WESTMORELAND COAL COMPANY

SCHEDULE I — CONDENSED BALANCE SHEET
(Parent Company Information — See Notes to Consolidated Financial Statements)

	December 31,
	2008	2007
	(Amounts in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$956	$306
Receivables:
Other	526	—

	526	—
Other current assets	449	366

Total current assets	1,931	672

Property, plant and equipment:
Plant and equipment	2,077	5,507
Less accumulated depreciation, depletion and amortization	1,412	4,537

Net property, plant and equipment	665	970
Restricted investments	7,952	6,926
Investment in subsidiaries and power projects, including intercompany balances	122,295	150,086
Other assets	3,137	3,973

Total Assets	$135,980	$162,627

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,996	$4,557
Bank overdrafts	548	—
Workers’ compensation	1,037	956
Pension and SERP obligations	306	299
Postretirement medical benefits	16,809	17,151
Other current liabilities	2,083	2,473

Total current liabilities	23,779	25,436

Long-term debt	15,789	—
Workers’ compensation, less current portion	11,800	8,566
Related party payable	23,200	26,887
Postretirement medical costs, less current portion	245,897	256,232
Pension and SERP obligations, less current portion	32,379	21,849
Other liabilities	734	914
Shareholders’ deficit:
Preferred stock	160	160
Common stock	24,223	23,567
Other paid-in capital	96,196	85,352
Accumulated other comprehensive loss	(119,367)	(116,093)
Accumulated deficit	(218,810)	(170,243)

Total shareholders’ deficit	(217,598)	(177,257)

Total Liabilities and Shareholders’ Deficit	$135,980	$162,627

WESTMORELAND COAL COMPANY

SCHEDULE I — CONDENSED STATEMENT OF OPERATIONS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Operating costs and expenses:
Depreciation and amortization	$381	$330	$477
Selling and administrative	12,585	11,629	12,932
Restructuring charges	1,854	2,655	—
Heritage health benefit expenses	32,104	25,788	32,821
Loss (gain) on sales of assets	1	(5,641)	25

	46,925	34,761	46,255

Operating loss	(46,925)	(34,761)	(46,255)
Other income (expense):
Interest expense	(9,385)	(615)	(877)
Interest income	532	1,255	457
Other income (loss)	66	1,086	(78)

	(8,787)	1,726	(498)

Loss before income taxes and income of consolidated subsidiaries	(55,712)	(33,035)	(46,753)
Equity in income of subsidiaries and earnings of power projects, net	7,172	11,054	34,064

Loss from continuing operations before income taxes	(48,540)	(21,981)	(12,689)
Income tax benefit (expense)	(27)	188	(9)

Net loss	$(48,567)	$(21,793)	$(12,698)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENT OF CASH FLOWS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Years Ended December 31
	2008	2007	2006
	(Amounts in thousands)

Cash flows from operating activities:
Net loss	$(48,567)	$(21,793)	$(12,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of subsidiaries and earnings of independent power projects	(7,172)	(11,054)	(34,064)
Depreciation and amortization	381	330	477
Gain on sales of assets	1	(5,641)	25
Share-based payment expense or compensation	2,733	2,467	2,564
Non-cash interest expense	8,934	—	—
Amortization of deferred financing costs	78	—	—
Warrant repriced	355	—	—
Changes in operating assets and liabilities:
Receivables, net	(526)	293	(20,099)
Accounts payable and accrued expenses	(1,499)	(2,846)	1,483
Other assets and liabilities	516	37,723	12,421

Net cash used by operating activities	(44,766)	(521)	(49,891)

Cash flows from investing activities:
Distributions received from subsidiaries	35,525	11,745	14,381
Additions to property, plant and equipment	(75)	(91)	—
Change in restricted investments and bond collateral	(914)	3,300	—
Net proceeds from sales of assets	—	12,700	(784)

Net cash provided by investing activities	34,536	27,654	13,597

Cash flows from financing activities:
Change in book overdrafts	548	—	—
Net borrowings (repayments) on revolving lines of credit	—	(8,500)	8,000
Borrowings of long-term debt	15,000	—	—
Debt issuance costs	(623)	—	—
Repayments of long-term debt	—	(5,000)	—
Loans from (to) subsidiaries	(4,248)	(16,211)	27,119
Exercise of stock options	203	2,756	998
Dividends on preferred shares	—	—	(387)

Net cash provided by (used in) financing activities	10,880	(26,955)	35,730

Net increase (decrease) in cash and cash equivalents	650	178	(564)
Cash and cash equivalents, beginning of year	306	128	692

Cash and cash equivalents, end of year	$956	$306	$128

Westmoreland — LG&E Partners

Financial Statements & Supplementary Data

WESTMORELAND-LG&E PARTNERS

Statement of Operations and Comprehensive Income
For the six months ended June 30, 2006

June 30,
2006
(In thousands)

Revenues:
Energy	$55,104

55,104

Cost and expenses:
Cost of sales	22,777
Cost of sales — affiliate	4,005
Depreciation, depletion and amortization	5,484
Selling and administrative	2,303
Selling and administrative — affiliate	399

34,968

Operating income	20,136

Other income (expense):
Interest expense	(6,619)
Interest income	995
Other	—

(5,624)

Revenues:	14,512
Other comprehensive income
Unrealized gain on derivative financial instrument	126

Total comprehensive income	$14,638

WESTMORELAND-LG&E PARTNERS

Statement of Partners’ Capital
For the six months ended June 30, 2006

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

See accompanying Notes to Financial Statements.

WESTMORELAND-LG&E PARTNERS

Statement of Cash Flows
For the six months ended June 30, 2006

June 30,
2006
(In thousands)

OPERATING ACTIVITIES:
Net income	$14,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,115
Amortization	369
Ash monofill amortization	—
Decrease (increase) in accounts receivable	6,302
Decrease (increase) in fuel inventories	517
Decrease (increase) in prepaid expenses	(57)
Increase (decrease) in accounts payable and accrued liabilities	(11,027)
Increase (decrease) in interest payable	48

Net cash provided by operating activities	15,779

INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(186)
Increase in restricted assets	(377)

Net cash used in investing activities	(563)

FINANCING ACTIVITIES:
Repayment of notes payable	(12,944)
Partner distributions	(1,801)

Net cash used in financing activities	(14,745)

NET INCREASE IN CASH AND CASH EQUIVALENTS	471
CASH AND CASH EQUIVALENTS — Beginning of year	21,430

CASH AND CASH EQUIVALENTS — End of year	$21,901

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,670

WESTMORELAND — LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Westmoreland-LG&E Partners (the “Venture”), a Virginia general partnership, was formed to own and operate two cogeneration facilities (the “Facilities”) located in Weldon, North Carolina. The first facility, ROVA I, is a 180 megawatt facility and the second facility, ROVA II, is a 50 megawatt facility adjacent to ROVA I. The Facilities share certain coal handling, electrical distribution, and administrative equipment. The Facilities produce electric power and steam by burning coal. The steam is sold to a local industrial plant for use in its manufacturing process. ROVA I and ROVA II operate as exempt wholesale generators as determined by the Federal Energy Regulatory Commission. ROVA I commenced commercial operation on May 29, 1994 (Commercial Operations Date). ROVA II commenced commercial operation on June 1, 1995 (Commercial Operations Date).

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

Under the terms of ROVA I Power Agreement, the energy price consists of an Energy Purchase Price (“ROVA I Energy Price”) and a Purchased Capacity Unit Price (“ROVA I CUP”). ROVA I Energy Price is billed for each kilowatt-hour delivered and is comprised of a Base Fuel Compensation Price (“ROVA I Fuel Price”) and an Operating and Maintenance Price (“ROVA I O&M Price”). ROVA I Fuel Price is adjusted quarterly and ROVA I O&M Price is adjusted annually based upon the Gross Domestic Product Implicit Price Deflator Index (“GDPIPD”). ROVA I CUP is determined by dividing the sum of the applicable capacity components (the Fixed Capacity Component and the O&M Capacity Component) by a three-year rolling average capacity factor (“Average Capacity Factor”) expressed in cents per kilowatt-hour. Annually, on April 1, the O&M Capacity Component is adjusted by the percentage change in the GDPIPD. The Venture recognizes revenue based on the billed ROVA I Energy Price and ROVA I Delivered Capacity expressed in kilowatt-hours multiplied by ROVA I CUP. In addition, a notional, off-balance sheet account (the “Tracking Account”) has been established to accumulate differences in actual capacity versus the three-year rolling average capacity to facilitate calculation of Capacity Purchase Payment Adjustments. If the Actual Capacity Factor for any year is less than the Average Capacity Factor, the Tracking Account is decreased and the Venture will recognize

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

additional revenue from the Capacity Purchase Payment Adjustment to the extent of the positive balance in the Tracking Account. If the Actual Capacity Factor for any year is greater than the Average Capacity Factor, the Tracking Account is increased, but no additional revenue is recognized. As of June 30, 2006, the Tracking Account contained a positive balance of $829,022, which is not included in the financial statements.

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

Restricted Assets — Restricted assets represent cash deposits to the Debt Protection Account, or DPA, the Ash Reserve Account, or Ash, and the Repair and Maintenance Account, or R&M, as required by the Credit Agreement. The maximum Ash balance is $600,000. The maximum R&M balance is $2,200,000 through January 31, 2004, and $2,600,000 thereafter until January 31, 2010. See Note 2 Long-Term Debt.

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

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Reclassification — Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	LONG-TERM DEBT

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

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In accordance with the Indenture Agreement, the Financing Authority issued $29,515,000 of 1991 Variable Rate Demand Exempt Facility Revenue Bonds (“1991 Bond Borrowings”) and $7,245,000 of 1993 Variable Rate Demand Exempt Facility Revenue Bonds (“1993 Bond Borrowings”). The 1991 Bond Borrowings and the 1993 Bond Borrowings are secured by irrevocable letters of credit in the amounts of $30,058,400 and $7,378,387, respectively, which were issued to the respective Trustee by the Banks. The weighted average interest rate for the outstanding Bond Borrowings was 4.09% for the six months ended June 30, 2006. The 1991 Bond Indenture Agreement requires repayment of the 1991 Bond Borrowings in four semi-annual installments of $1,180,600, $1,180,600, $14,757,500, and $12,396,300. The first installment of the 1991 Bond Borrowings is due in January 2008. The 1993 Indenture Agreement requires repayment of the 1993 Bond Borrowings in three semi-annual installments of $1,593,900, $1,811,250, and $3,839,850. The first installment is due in July 2009.

On January 17, 1992, the Venture entered into Interest Rate Exchange Agreements (“Swap Agreements”) with the Banks, which were created for the purpose of securing a fixed interest rate of 8.03% on approximately 63.3% of the Tranche A Bank Borrowings. These Swap Agreements have been classified as cash flow hedges. In return, the Venture receives a variable rate based on LIBOR, which averaged 4.75% during the first six months of 2006. Under the terms of the Swap Agreements, the difference between the interest at the rate selected by the Venture at the time the funds were borrowed and the fixed interest rate is paid or received quarterly. Swap interest incurred under this agreement was $124,606 for the six months ended June 30, 2006.

To ensure performance under the Power Agreement, irrevocable letters of credit in the amounts of $4,500,000 and $1,476,000 were issued to DVP by the Banks on behalf of the Venture for ROVA I and ROVA II, respectively. The fees associated with the letters of credit totaled $53,342 for the six months ended June 30, 2006.

The debt agreements contain various restrictive covenants primarily related to construction of the Facilities, maintenance of the property, and required insurance. Additionally, the financial covenants include restrictions on incurring additional indebtedness and property liens, paying cash distributions to the partners, and incurring various commitments without lender approval. At June 30, 2006, the Venture was in compliance with the various covenants.

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

Balances held in the DPA are available to be used to meet shortfalls of debt service requirements. If the balance in the DPA falls below the required balance, the cash flow from the Facilities must be paid into the DPA until the deficiency is corrected. There were no deficiencies at June 30, 2006.

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Credit Agreement requires the Venture to maintain an R&M account. Pursuant to Amendment 6, the Venture was required to increase its maximum funding level from $1.5 million to $2.2 million by January 31, 2004. See Note 1 Restricted Assets. The maximum funding level increased to $2.6 million from January 31, 2004, through January 31, 2010, after which date it reverts back to $2.2 million.

Under the terms of the Credit Agreement, the Venture must maintain an Ash Reserve Account. Pursuant to Amendment 6, the funding level of the Ash Reserve Account was reduced from $1,000,000 to $600,000. See Note 1 Restricted Assets. Also, a provision was made for the funds to be used for debt protection after the funds in the DPA and R&M are exhausted. Should the funds be used for debt protection, or should the Venture receive written notice from the Banks’ independent engineer that construction of a new ash monofill will be required, the funding level will immediately increase to $1,000,000.

Future principal payments on long-term debt at June 30, 2006, are as follows:

Years	Total
(In thousands)

2006	$12,650
2007	27,695
2008	32,268
2009	31,233
2010	15,306
Thereafter	51,500

$170,652

3.	COMMITMENTS AND CONTINGENCIES

Coal Supply Agreement — The Venture has entered into two Coal Supply Agreements (“Coal Agreements”) with TECO Coal Corporation, or TECO. Under the terms of the Coal Agreements, TECO entered into a subcontract with Kentucky Criterion Coal Company, or KCCC, an affiliate of WELLC, to provide 79.5% of the coal requirements under the Coal Agreements. On December 16, 1994, WELLC sold the assets of KCCC to Consol of Kentucky, Inc., or Consol. TECO consented to the assignment of the subcontract with KCCC to Consol. Each Coal Supply Agreement is for an initial term of 20 years from the respective Commercial Operations Date with two five-year renewal options. Under the terms of the Coal Agreements, the Venture must purchase a combined minimum of 512,500 tons of coal each contract year (“Minimum Quantity”). In the event the Venture fails to purchase the Minimum Quantity in any contract year, the Venture may be liable for actual and direct damages incurred by TECO, up to a maximum of $5 per ton for each ton short for ROVA I or 20% of the current base price for each ton short for ROVA II. The base price is adjusted annually on July 1 of each contract year based upon the GNPIPD. The average cost of coal per ton, including transportation cost, for the six months ended June 30, 2006, was $49.62. Coal purchases from TECO for the six months ended June 30, 2006, were $10,390,453.

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

The average lime cost per ton, including transportation cost, for the six months ended June 30, 2006, was $98.15. Total purchases and transportation under the agreements were $1,237,210 for the six months ended June 30, 2006. See Rail Transportation Agreement below for information about contract terms and conditions.

WESTMORELAND-LG&E PARTNERS

NOTES TO FINANCIAL STATEMENTS — (Continued)

Rail Transportation Agreement — The Coal Rail Transportation Agreement (“Coal Rail Agreement”) is for an initial term of 20 years from the commercial date of ROVA I, with two five-year renewal options. Under the terms of the Coal Rail Agreement, the base rate per ton is adjusted annually for the life of the Coal Rail Agreement. Additionally, the Venture must utilize CSX Transportation, or CSX, for up to 95% of the coal received by the Facility on an annual basis. Failure to comply with this requirement may result in liquidated damages based on the difference between the 95% contract requirement and tons actually received. Total charges under the Coal Rail Agreement for the six months ended June 30, 2006, were $5,959,700.

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

4.	RELATED-PARTY TRANSACTIONS

The Venture entered into an operating agreement with LG&E Power Services LLC, (the “Operator”), an affiliate of LPI, for the operation and maintenance of the Facility and administration of the Venture’s day-to-day operations expiring 25 years after the Commencement Date. The agreement provides for the reimbursement of payroll and other direct costs incurred by the Operator in performance of the agreement, reimbursement of the Operator’s overhead and general and administrative costs based on stated percentages of the reimbursable payroll costs, and a fixed fee. Reimbursed costs and fees incurred under the agreement were $3,090,014 for the six months ended June 30, 2006.

The Venture incurred various costs that were paid to LPI and its affiliates, primarily relating to venture management fees, financial management, engineering, environmental services, and internal legal fees on behalf of the Venture. Fees incurred totaled $263,923 for the six months ended June 30, 2006.

The Venture incurred various costs that were paid to WELLC primarily relating to venture accounting fees and cost accounting services. Fees paid totaled $135,550 for the six months ended June 30, 2006.

The Venture incurred maintenance costs, which were paid to Westmoreland Technical Services, Inc., or WTS. These costs totaled $915,132 for the six months ended June 30, 2006.

Report of Independent Registered Public Accounting Firm

To the Partners of
Westmoreland-LG&E Partners:

We have audited the accompanying statements of operations and comprehensive loss, partners’ capital, and cash flows for the six months ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Westmoreland-LG&E Partners for the six months ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado
March 30, 2007

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				File			Filed
Number		Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith

3.1		Restated Certificate of Incorporation	S-1	333-117709	3.1	7/28/2004
3.2		Certificate of Correction to the Restated Certificate of Incorporation	8-K	001-11155	3.1	10/21/2004
3.3		Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.1	9/07/2007
3.4		Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.2	9/07/2007
3.5		Amended and Restated Bylaws	8-K	001-11155	3.1	4/11/2008
4.1		Certificate of Designation of Series A Convertible Exchangeable Preferred Stock	10-K	001-11155	3(a)	3/15/1993
4.2		Indenture between Westmoreland Coal Company (“WCC”) and Fidelity Bank National Association relating to the Exchange Debentures	S-1	333-117709	4.2	7/28/2004
4.3		Form of Exchange Debenture	S-1	333-117709	4.3	7/28/2004
4.4		Deposit Agreement among WCC, First Chicago Trust Company of New York and the Holders	S-1	333-117709	4.4	7/28/2004
4.5		Common Stock certificate	S-2	33-1950	4(c)	12/04/1985
4.6		Preferred Stock certificate	S-2	33-47872	4.6	5/13/1992
4.7		Form of Depository Receipt	S-1	333-117709	4.5	7/28/2004
4.8		Amended and Restated Rights Agreement, dated February 7, 2003, between WCC and EquiServe Trust Company, N.A.	8-K	001-11155	4.1	02/07/2003
4.9		First Amendment to Amended and Restated Rights Agreement dated May 2, 2007, between WCC and Computershare Trust Company	8-A	001-11155	(l)	05/04/2007
4.10		Second Amendment to Amended and Restated Rights Agreement dated March 4, 2008, between WCC and Computershare Trust Company	8-A	001-11155	(l)	03/06/2008
4.11		Warrant dated August 20, 2007, in favor of SOF Investments, L.P.	10-K	001-11155	4.11	03/31/2008
Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.
10	.1*	1995 Long-Term Incentive Stock Plan	Sch. 14A	001-11155	App. 3	04/28/1995
10	.2*	2000 Nonemployee Directors’ Stock Incentive Plan	10-K	001-11155	10(j)	03/05/2001
10	.3*	First Amendment to 2000 Nonemployee Directors’ Stock Incentive Plan	10-Q	001-11155	10.2	08/14/2003
10	.4*	2000 Long-Term Incentive Stock Plan	Sch. 14A	001-11155	Annex A	04/20/2000
10	.5*	Amended and Restated 2000 Performance Unit Plan					X
10	.6*	2002 Long-Term Incentive Stock Plan	Sch. 14A	001-11155	Annex A	04/23/2002

			Incorporated by Reference
Exhibit				File			Filed
Number		Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith

10	.7*	Amended and Restated 2007 Equity Incentive Plan for Employees and Non-Employee Directors (“2007 EIP”)					X
10	.8*	Form of Incentive Stock Option Agreement under the 2007 EIP	10-Q	001-11155	10.1	05/09/2008
10	.9*	Form of Nonstatutory Stock Option Agreement for directors under the 2007 EIP	10-Q	001-11155	10.2	05/09/2008
10	.10*	Form of Nonstatutory Stock Option Agreement for persons other than directors under the 2007 EIP	10-Q	001-11155	10.3	05/09/2008
10	.11*	Form of Restricted Stock Agreement for directors with time-based vesting under the 2007 EIP					X
10	.12*	Form of Restricted Stock Agreement for directors under the 2007 EIP					X
10	.13*	Form of Restricted Stock Agreement for employees under the 2007 EIP					X
10	.14*	Severance Policy dated January 1, 2009					X
10.15		Amended Coal Mining Lease between Westmoreland Resources, Inc. (“WRI”) and Crow Tribe dated November 26, 1974, as amended in 1982	10-Q	0-752	10(a)	05/15/1992
10.16		Amendment to Amended Coal Mining Lease between the Crow Tribe and WRI dated December 2, 1994					X
10.17		Exploration and Option to Lease Agreement between the Crow Tribe and WRI dated February 13, 2004 (Confidential materials omitted and filed separately with the SEC. Confidential treatment requested.)					X
10.18		Master Agreement dated January 4, 1999, between WCC, WRI, Westmoreland Energy, Inc., Westmoreland Terminal Company, and Westmoreland Coal Sales Company, the UMWA 1992 Benefit Plan and its Trustees, the UMWA Combined Benefit Fund and its Trustees, the UMWA 1974 Pension Trust and its Trustees, the United Mine Workers of America, and the Official Committee of Equity Security Holders	8-K	001-11155	99.2	02/04/1999
10.19		Amended and Restated Coal Supply Agreement dated August 24, 1998, among The Montana Power Company, et al and Western Energy Company	10-Q/A	001-11155	10.1	07/25/2007
10.20		Coal Transportation Agreement dated July 10, 1981, among the Montana Power Company, et al and Western Energy Company	10-Q/A	001-11155	10.2	07/25/2007

		Incorporated by Reference
Exhibit			File			Filed
Number	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith

10.21	Amendment No. 1 to the Coal Transportation Agreement dated September 14, 1987, among The Montana Power Company, et al and Western Energy Company	10-Q/A	001-11155	10.3	07/25/2007
10.22	Amendment No. 2 to the Coal Transportation Agreement dated August 24, 1998, among The Montana Power Company, et al and Western Energy Company	10-Q/A	001-11155	10.4	07/25/2007
10.23	Third Amendment and Restatement of the Power Purchase and Operating Agreement between Westmoreland-LG&E Partners and Virginia Electric and Power Company for ROVA I	10-Q	001-11155	10.2	11/06/2006
10.24	Second Amendment and Restatement of the Power Purchase and Operating Agreement between Westmoreland-LG&E Partners and Virginia Electric and Power Company for ROVA II	10-Q	001-11155	10.3	11/06/2006
10.25	Amended and Restated Lignite Supply Agreement dated September 28, 2007, between NRG Texas Power LLC and Texas Westmoreland Coal Co.	10-Q	001-11155	10.1	03/17/2008
10.26	First Amendment to Amended and Restated Lignite Supply Agreement dated June 26, 2008, between Texas Westmoreland Coal Co. and NRG Texas Power LLC	8-K	001-11155	10.9	06/26/2008
10.27	Guaranty Agreement dated September 28, 2007, by WCC for the benefit of NRG Texas Power LLC	10-K	001-11155	10.43	03/31/2008
10.28	Business Loan Agreement dated October 29, 2007, between WRI and First Interstate Bank	8-K	001-11155	10.1	11/02/2007
10.29	Amendment to Business Loan Agreement and Commercial Security Agreement dated October 16, 2008, between First Interstate Bank and WRI	8-K	001-11155	10.5	10/21/2008
10.30	Amendment No. 2 to Business Loan Agreement dated November 20, 2008, between First Interstate Bank, WCC and WRI	8-K	001-11155	10.1	11/24/2008
10.31	Change in Terms Agreement dated November 20, 2008, between WRI and First Interstate Bank	8-K	001-11155	10.2	11/24/2008
10.32	Second Amended and Restated Loan Agreement, dated February 11, 2008, among Westmoreland Partners and Prudential	10-K	001-11155	10.45	03/31/2008
10.33	Second Amended and Restated Assignment and Security Agreement, dated February 11, 2008, between Westmoreland Partners and Prudential	10-K	001-11155	10.46	03/31/2008

		Incorporated by Reference
Exhibit			File			Filed
Number	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith

10.34	Third Amended and Restated General Partner Security and Limited Guaranty Agreement, dated Feb. 11, 2008, among Westmoreland-Roanoke Valley, L.P., Westmoreland-North Carolina Power, LLC and Prudential	10-K	001-11155	10.47	03/31/2008
10.35	Senior Secured Convertible Note Purchase Agreement dated March 4, 2008 among WCC and various Tontine entities	8-K	001-11155	10.1	03/06/2008
10.36	Registration Rights Agreement dated March 4, 2008, among WCC and various Tontine entities	8-K	001-11155	10.2	03/06/2008
10.37	Guaranty dated March 4, 2008, from WRI in favor of Tontine Partners, LP and Tontine Capital Partners, LP	8-K	001-11155	10.3	03/06/2008
10.38	Security Agreement dated March 4, 2008, between WRI and Tontine Capital Associates, LP	8-K	001-11155	10.4	03/06/2008
10.39	Pledge Agreement dated March 4, 2008, among WCC, WRI and Tontine Capital Associates, LP	8-K	001-11155	10.5	03/06/2008
10.40	Note Purchase Agreement dated June 26, 2008 among Westmoreland Mining LLC (“WML”), various of its subsidiaries and institutional investors	8-K	001-11155	10.1	06/26/2008
10.41	Continuing Agreement of Guaranty and Suretyship dated June 26, 2008 from various WML subsidiaries for the benefit of the noteholders	8-K	001-11155	10.2	06/26/2008
10.42	Security Agreement dated June 26, 2008 among WML, various WML subsidiaries and U.S. Bank NA	8-K	001-11155	10.3	06/26/2008
10.43	Pledge Agreement dated June 26, 2008 among WCC, WML and U.S. Bank NA, for the benefit of the noteholders	8-K	001-11155	10.4	06/26/2008
10.44	Amended and Restated Credit Agreement dated June 26, 2008 among WML, various WML subsidiaries and PNC Bank, NA	8-K	001-11155	10.5	06/26/2008
10.45	Amended and Restated Continuing Agreement of Guaranty and Suretyship dated June 26, 2008 from various WML subsidiaries in favor of PNC Bank, NA	8-K	001-11155	10.6	06/26/2008
10.46	Amended and Restated Security Agreement dated June 26, 2008 among WML, various WML subsidiaries, and U.S. Bank NA	8-K	001-11155	10.7	06/26/2008
10.47	Amended and Restated Pledge Agreement dated June 26, 2008 among WCC, WML and U.S. Bank NA	8-K	001-11155	10.8	06/26/2008
10.48	Membership Interest Purchase Agreement among WRI, WRI Partners, Inc., Absaloka Coal, LLC and Feedstock Investments IV, LLC dated October 16, 2008	8-K	001-11155	10.1	10/21/2008

Incorporated by Reference
Exhibit			File			Filed
Number	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith

10.49	Form of Fixed Payment Note	8-K	001-11155	10.3	10/21/2008
10.50	Form of Contingent Payment Note	8-K	001-11155	10.4	10/21/2008
10.51	Crow Tribal Lands Coal Lease between the Crow Tribe and WRI dated February 13, 2004					X
21.1	Subsidiaries of WCC					X
23.1	Consent of KPMG LLP					X
23.2	Consent of KPMG LLP					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X