Form 10-K/A
period 2008-12-31
WESTMORELAND COAL CO
filed 2009-05-08
CIK 106455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-11155
WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	23-1128670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 North Cascade Avenue, 2nd Floor Colorado Springs, CO (Address of principal executive offices)	80903 (Zip Code)
Registrant’s telephone number, including area code:
(719) 442-2600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $2.50 per share	NYSE Amex

Depositary Shares, each representing one-quarter of a share of Series A Convertible Exchangeable Preferred Stock

Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:
Series A Convertible Exchangeable Preferred Stock, par value $1.00 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

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

Explanatory Note
This Amendment No. 1 (“Amendment”) to the Annual Report of Westmoreland Coal Company (the “Company”) on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) is being filed to include a revised version of Exhibit 10.17 in response to comments of the Staff of the Securities and Exchange Commission relating to the Company’s request for confidential treatment. The Company has revised Exhibit 10.17 to include Exhibits A through F that were not filed in the previously filed version of Exhibit 10.17 and to include the executed version of such document, which was inadvertently omitted. In addition, the Company is filing this Amendment to include a revised version of Exhibit 10.51 to include the executed version of such document, which was inadvertently omitted. Except as described above, no other change has been made to the Form 10-K, and this Form 10-K/A does not amend, update or change any other Item or the disclosures in the Form 10-K in any way. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY
Date: May 8, 2009	/s/ Keith E. Alessi
	Name:	Keith E. Alessi
	Title:	Chief Executive Officer and President (A Duly Authorized Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				File				Filed
Number		Exhibit Description	Form	Number	Exhibit		Filing Date	Herewith
3.1		Restated Certificate of Incorporation	S-1	333-117709	3.1		7/28/2004
3.2		Certificate of Correction to the Restated Certificate of Incorporation	8-K	001-11155	3.1		10/21/2004
3.3		Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.1		9/07/2007
3.4		Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.2		9/07/2007
3.5		Amended and Restated Bylaws	8-K	001-11155	3.1		4/11/2008
4.1		Certificate of Designation of Series A Convertible Exchangeable Preferred Stock	10-K	001-11155	3	(a)	3/15/1993
4.2		Indenture between Westmoreland Coal Company (“WCC”) and Fidelity Bank National Association relating to the Exchange Debentures	S-1	333-117709	4.2		7/28/2004
4.3		Form of Exchange Debenture	S-1	333-117709	4.3		7/28/2004
4.4		Deposit Agreement among WCC, First Chicago Trust Company of New York and the Holders	S-1	333-117709	4.4		7/28/2004
4.5		Common Stock certificate	S-2	33-1950	4	(c)	12/04/1985
4.6		Preferred Stock certificate	S-2	33-47872	4.6		5/13/1992
4.7		Form of Depository Receipt	S-1	333-117709	4.5		7/28/2004
4.8		Amended and Restated Rights Agreement, dated February 7, 2003, between WCC and EquiServe Trust Company, N.A.	8-K	001-11155	4.1		02/07/2003
4.9		First Amendment to Amended and Restated Rights Agreement dated May 2, 2007, between WCC and Computershare Trust Company	8-A	001-11155		(l)	05/04/2007
4.10		Second Amendment to Amended and Restated Rights Agreement dated March 4, 2008, between WCC and Computershare Trust Company	8-A	001-11155		(l)	03/06/2008
4.11		Warrant dated August 20, 2007, in favor of SOF Investments, L.P.	10-K	001-11155	4.11		03/31/2008

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.

10.1	*	1995 Long-Term Incentive Stock Plan	Sch. 14A	001-11155	App. 3		04/28/1995
10.2	*	2000 Nonemployee Directors’ Stock Incentive Plan	10-K	001-11155	10	(j)	03/05/2001
10.3	*	First Amendment to 2000 Nonemployee Directors’ Stock Incentive Plan	10-Q	001-11155	10.2		08/14/2003
10.4	*	2000 Long-Term Incentive Stock Plan	Sch. 14A	001-11155	Annex A		04/20/2000
10.5	*	Amended and Restated 2000 Performance Unit Plan	10-K	001-11155	10.5		03/13/2009
10.6	*	2002 Long-Term Incentive Stock Plan	Sch. 14A	001-11155	Annex A		04/23/2002

			Incorporated by Reference
Exhibit				File				Filed
Number		Exhibit Description	Form	Number	Exhibit		Filing Date	Herewith
10.7	*	Amended and Restated 2007 Equity Incentive Plan for Employees and Non-Employee Directors (“2007 EIP”)	10-K	001-11155	10.7		03/13/2009
10.8	*	Form of Incentive Stock Option Agreement under the 2007 EIP	10-Q	001-11155	10.1		05/09/2008
10.9	*	Form of Nonstatutory Stock Option Agreement for directors under the 2007 EIP	10-Q	001-11155	10.2		05/09/2008
10.10	*	Form of Nonstatutory Stock Option Agreement for persons other than directors under the 2007 EIP	10-Q	001-11155	10.3		05/09/2008
10.11	*	Form of Restricted Stock Agreement for directors with time-based vesting under the 2007 EIP	10-K	001-11155	10.11		03/13/2009
10.12	*	Form of Restricted Stock Agreement for directors under the 2007 EIP	10-K	001-11155	10.12		03/13/2009
10.13	*	Form of Restricted Stock Agreement for employees under the 2007 EIP	10-K	001-11155	10.13		03/13/2009
10.14	*	Severance Policy dated January 1, 2009	10-K	001-11155	10.14		03/13/2009
10.15		Amended Coal Mining Lease between Westmoreland Resources, Inc. (“WRI”) and Crow Tribe dated November 26, 1974, as amended in 1982	10-Q	0-752	10	(a)	05/15/1992
10.16		Amendment to Amended Coal Mining Lease between the Crow Tribe and WRI dated December 2, 1994	10-K	001-11155	10.16		03/13/2009
10.17		Exploration and Option to Lease Agreement between the Crow Tribe and WRI dated February 13, 2004 (Confidential materials omitted and filed separately with the SEC. Confidential treatment requested.)						X
10.18		Master Agreement dated January 4, 1999, between WCC, WRI, Westmoreland Energy, Inc., Westmoreland Terminal Company, and Westmoreland Coal Sales Company, the UMWA 1992 Benefit Plan and its Trustees, the UMWA Combined Benefit Fund and its Trustees, the UMWA 1974 Pension Trust and its Trustees, the United Mine Workers of America, and the Official Committee of Equity Security Holders	8-K	001-11155	99.2		02/04/1999
10.19		Amended and Restated Coal Supply Agreement dated August 24, 1998, among The Montana Power Company, et al and Western Energy Company	10-Q/A	001-11155	10.1		07/25/2007
10.20		Coal Transportation Agreement dated July 10, 1981, among the Montana Power Company, et al and Western Energy Company	10-Q/A	001-11155	10.2		07/25/2007

		Incorporated by Reference
Exhibit			File			Filed
Number	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.21	Amendment No. 1 to the Coal Transportation Agreement dated September 14, 1987, among The Montana Power Company, et al and Western Energy Company	10-Q/A	001-11155	10.3	07/25/2007
10.22	Amendment No. 2 to the Coal Transportation Agreement dated August 24, 1998, among The Montana Power Company, et al and Western Energy Company	10-Q/A	001-11155	10.4	07/25/2007
10.23	Third Amendment and Restatement of the Power Purchase and Operating Agreement between Westmoreland-LG&E Partners and Virginia Electric and Power Company for ROVA I	10-Q	001-11155	10.2	11/06/2006
10.24	Second Amendment and Restatement of the Power Purchase and Operating Agreement between Westmoreland-LG&E Partners and Virginia Electric and Power Company for ROVA II	10-Q	001-11155	10.3	11/06/2006
10.25	Amended and Restated Lignite Supply Agreement dated September 28, 2007, between NRG Texas Power LLC and Texas Westmoreland Coal Co.	10-Q	001-11155	10.1	03/17/2008
10.26	First Amendment to Amended and Restated Lignite Supply Agreement dated June 26, 2008, between Texas Westmoreland Coal Co. and NRG Texas Power LLC	8-K	001-11155	10.9	06/26/2008
10.27	Guaranty Agreement dated September 28, 2007, by WCC for the benefit of NRG Texas Power LLC	10-K	001-11155	10.43	03/31/2008
10.28	Business Loan Agreement dated October 29, 2007, between WRI and First Interstate Bank	8-K	001-11155	10.1	11/02/2007
10.29	Amendment to Business Loan Agreement and Commercial Security Agreement dated October 16, 2008, between First Interstate Bank and WRI	8-K	001-11155	10.5	10/21/2008
10.30	Amendment No. 2 to Business Loan Agreement dated November 20, 2008, between First Interstate Bank, WCC and WRI	8-K	001-11155	10.1	11/24/2008
10.31	Change in Terms Agreement dated November 20, 2008, between WRI and First Interstate Bank	8-K	001-11155	10.2	11/24/2008
10.32	Second Amended and Restated Loan Agreement, dated February 11, 2008, among Westmoreland Partners and Prudential	10-K	001-11155	10.45	03/31/2008
10.33	Second Amended and Restated Assignment and Security Agreement, dated February 11, 2008, between Westmoreland Partners and Prudential	10-K	001-11155	10.46	03/31/2008

		Incorporated by Reference
Exhibit			File			Filed
Number	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.34	Third Amended and Restated General Partner Security and Limited Guaranty Agreement, dated Feb. 11, 2008, among Westmoreland-Roanoke Valley, L.P., Westmoreland-North Carolina Power, LLC and Prudential	10-K	001-11155	10.47	03/31/2008
10.35	Senior Secured Convertible Note Purchase Agreement dated March 4, 2008 among WCC and various Tontine entities	8-K	001-11155	10.1	03/06/2008
10.36	Registration Rights Agreement dated March 4, 2008, among WCC and various Tontine entities	8-K	001-11155	10.2	03/06/2008
10.37	Guaranty dated March 4, 2008, from WRI in favor of Tontine Partners, LP and Tontine Capital Partners, LP	8-K	001-11155	10.3	03/06/2008
10.38	Security Agreement dated March 4, 2008, between WRI and Tontine Capital Associates, LP	8-K	001-11155	10.4	03/06/2008
10.39	Pledge Agreement dated March 4, 2008, among WCC, WRI and Tontine Capital Associates, LP	8-K	001-11155	10.5	03/06/2008
10.40	Note Purchase Agreement dated June 26, 2008 among Westmoreland Mining LLC (“WML”), various of its subsidiaries and institutional investors	8-K	001-11155	10.1	06/26/2008
10.41	Continuing Agreement of Guaranty and Suretyship dated June 26, 2008 from various WML subsidiaries for the benefit of the noteholders	8-K	001-11155	10.2	06/26/2008
10.42	Security Agreement dated June 26, 2008 among WML, various WML subsidiaries and U.S. Bank NA	8-K	001-11155	10.3	06/26/2008
10.43	Pledge Agreement dated June 26, 2008 among WCC, WML and U.S. Bank NA, for the benefit of the noteholders	8-K	001-11155	10.4	06/26/2008
10.44	Amended and Restated Credit Agreement dated June 26, 2008 among WML, various WML subsidiaries and PNC Bank, NA	8-K	001-11155	10.5	06/26/2008
10.45	Amended and Restated Continuing Agreement of Guaranty and Suretyship dated June 26, 2008 from various WML subsidiaries in favor of PNC Bank, NA	8-K	001-11155	10.6	06/26/2008
10.46	Amended and Restated Security Agreement dated June 26, 2008 among WML, various WML subsidiaries, and U.S. Bank NA	8-K	001-11155	10.7	06/26/2008
10.47	Amended and Restated Pledge Agreement dated June 26, 2008 among WCC, WML and U.S. Bank NA	8-K	001-11155	10.8	06/26/2008

		Incorporated by Reference
Exhibit			File			Filed
Number	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.48	Membership Interest Purchase Agreement among WRI, WRI Partners, Inc., Absaloka Coal, LLC and Feedstock Investments IV, LLC dated October 16, 2008	8-K	001-11155	10.1	10/21/2008
10.49	Form of Fixed Payment Note	8-K	001-11155	10.3	10/21/2008
10.50	Form of Contingent Payment Note	8-K	001-11155	10.4	10/21/2008
10.51	Crow Tribal Lands Coal Lease between the Crow Tribe and WRI dated February 13, 2004					X
21.1	Subsidiaries of WCC	10-K	001-11155	21.1	03/13/2009
23.1	Consent of KPMG LLP	10-K	001-11155	23.1	03/13/2009
23.2	Consent of KPMG LLP	10-K	001-11155	23.2	03/13/2009
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	10-K	001-11155	32	03/13/2009