Form 10-Q
period 2009-03-31
WESTMORELAND COAL CO
filed 2009-05-08
CIK 106455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-11155
WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	23-1128670
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 North Cascade Avenue, 2nd Floor Colorado Springs, CO	80903
(Address of principal executive offices)	(Zip Code)
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
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
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
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2009: 9,662,809 shares of common stock, $2.50 par value.

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$43,734	$39,941
Receivables:
Trade	63,568	71,754
Contractual third-party reclamation receivables	14,256	14,256
Other	4,076	4,202

	81,900	90,212

Inventories	26,659	24,654
Restricted investments and bond collateral	3,813	2,001
Other current assets	5,412	5,062

Total current assets	161,518	161,870

Property, plant and equipment:
Land and mineral rights	83,874	83,874
Capitalized asset retirement cost	121,741	121,741
Plant and equipment	458,555	446,714

	664,170	652.329

Less accumulated depreciation, depletion and amortization	219,552	208,929

Net property, plant and equipment	444,618	443,400

Excess of trust assets over pneumoconiosis benefit obligation, less current portion	2,255	2,239
Advanced coal royalties	3,124	3,311
Reclamation deposits	69,860	69,707
Restricted investments and bond collateral, less current portion	43,891	45,302
Contractual third-party reclamation receivables, less current portion	67,087	66,918
Deferred income taxes	1,420	1,420
Intangible assets, net of accumulated amortization of $5.3 million and $4.8 million at March 31, 2009, and December 31, 2008, respectively	10,278	10,823
Other assets	7,844	7,977

Total Assets	$811,895	$812,967

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$28,834	$34,186
Revolving lines of credit	18,446	10,300
Accounts payable and accrued expenses:	139,741	141,536

Total current liabilities	187,021	186,022

Long-term debt, less current installments	212,980	224,667
Workers’ compensation, less current portion	11,680	11,801
Postretirement medical costs, less current portion	267,509	266,675
Pension and SERP obligations, less current portion	39,357	38,862
Deferred revenue, less current portion	87,846	80,907
Asset retirement obligations, less current portion	208,546	205,572
Other liabilities	17,685	16,059

Total liabilities	1,032,624	1,030,565

Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 160,129 shares at March 31, 2009, and December 31, 2008	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares;
Issued and outstanding 9,641,773 shares at March 31, 2009, and 9,690,018 shares at December 31, 2008	24,103	24,223
Other paid-in capital	86,741	96,196
Accumulated other comprehensive loss	(117,921)	(119,367)
Accumulated deficit	(213,812)	(218,810)

Total shareholders’ deficit	(220,729)	(217,598)

Commitments and contingent liabilities

Total Liabilities and Shareholders’ Deficit	$811,895	$812,967

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)

Revenues:
Coal	$99,953	$108,342
Energy	21,845	23,167
Independent power projects — equity in earnings	—	85

	121,798	131,594

Cost and expenses:
Cost of sales — coal	82,434	86,983
Cost of sales — energy	15,293	14,153
Depreciation, depletion and amortization	10,732	10,248
Selling and administrative	10,740	10,339
Restructuring charges	—	627
Heritage health benefit expenses	6,983	6,965
Loss (gain) on sales of assets	18	(1)

	126,200	129,314

Operating income (loss)	(4,402)	2,280

Other income (expense):
Interest expense	(5,836)	(5,886)
Interest expense attributable to beneficial conversion feature	—	(7,731)
Interest income	887	1,612
Other income	3,607	80
Loss on extinguishment of debt	—	(1,345)

	(1,342)	(13,270)

Loss before income taxes	(5,744)	(10,990)
Income tax expense	104	134

Net loss	(5,848)	(11,124)
Less preferred stock dividend requirements	340	340

Net loss applicable to common shareholders	$(6,188)	$(11,464)

Net loss per share applicable to common shareholders:
Basic and diluted	$(0.64)	$(1.21)
Weighted average number of common shares outstanding:
Basic and diluted	9,608	9,444
See accompanying notes to the financial statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
Three Months Ended March 31, 2009
(Unaudited)

	Class A			Accumulated
	Convertible		Other	Other		Total
	Exchangeable	Common	Paid-In	Comprehensive	Accumulated	Shareholders’
	Preferred Stock	Stock	Capital	Loss	Deficit	Equity (Deficit)
	(In thousands)
Balance at December 31, 2007 (160,129 preferred shares and 9,427,203 common shares outstanding)	$160	$23,567	$85,352	$(116,093)	$(170,243)	$(177,257)
Common stock issued as compensation (221,933 shares)	—	554	2,242	—	—	2,796
Common stock options exercised (40,882 shares)	—	102	101	—	—	203
Warrant repriced in lieu of registration requirement	—	—	355	—	—	355
Beneficial conversion feature on convertible notes	—	—	8,146	—	—	8,146
Net loss	—	—	—	—	(48,567)	(48,567)
Adjustments to accumulated actuarial losses of pension plans	—	—	—	(17,589)	—	(17,589)
Amortization of accumulated actuarial losses of pension plans	—	—	—	351	—	351
Adjustments to accumulated actuarial losses, prior service costs and transition obligations of postretirement medical benefits plans	—	—	—	5,533	—	5,533
Amortization of accumulated actuarial losses, prior service costs and transition obligations of pension plans	—	—	—	8,319	—	8,319
Unrealized loss on available-for-sale securities	—	—	—	(788)	—	(788)
Other than temporary impairment of available-for-sale securities recognized in earnings				900	—	900

Comprehensive loss						(51,841)

Balance at December 31, 2008 (160,129 preferred shares and 9,690,018 common shares outstanding)	160	24,223	96,196	(119,367)	(218,810)	(217,598)

Common stock issued as compensation (51,755 shares, less 100,000 shares forfeited)	—	(120)	392	—	—	272
Cumulative effect of adjustment upon adoption of EITF 07-5	—	—	(9,847)	—	10,846	999
Net loss	—	—	—	—	(5,848)	(5,848)
Amortization of accumulated actuarial losses and transition obligations, pension	—	—	—	652	—	652
Amortization of accumulated actuarial losses and transition obligations, postretirement medical benefits	—	—	—	1,799	—	1,799
Unrealized loss on available-for-sale securities	—	—	—	(1,493)	—	(1,493)
Other-than-temporary impairment of available-for-sale securities recorded in earnings	—	—	—	488	—	488

Comprehensive loss						(4,402)

Balance at March 31, 2009 (160,129 preferred shares and 9,641,773 common shares outstanding)	$160	$24,103	$86,741	$(117,921)	$(213,812)	$(220,729)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,848)	$(11,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred power sales revenue	6,940	7,531
Equity in earnings of independent power projects	—	(85)
Cash distributions from independent power projects	—	85
Gain on derivative instrument	(4,058)	—
Loss on extinguishment of debt	—	1,345
Depreciation, depletion and amortization	10,732	10,248
Accretion	2,494	2,734
Amortization of intangible assets and liabilities, net	88	162
Restructuring charge	—	627
Share-based compensation	272	572
Loss (gain) on sales of assets from continuing operations	18	(1)
Amortization of deferred financing costs	391	287
Non-cash interest expense	355	7,731
Other-than-temporary impairment on investments	488	—
Changes in operating assets and liabilities:
Receivables, net	8,932	(7,743)
Inventories	(2,005)	2,901
Excess of trust assets over pneumoconiosis benefit obligation	(16)	(708)
Accounts payable and accrued expenses	(5,044)	681
Deferred coal revenue	(764)	(242)
Income tax payable	(507)	727
Accrual for workers’ compensation	(124)	(170)
Asset retirement obligation	311	(722)
Accrual for postretirement medical costs	2,632	3,639
Pension and SERP obligations	1,146	328
Other assets and liabilities	987	(4,380)

Net cash provided by operating activities	17,420	14,423

Cash flows from investing activities:
Additions to property, plant and equipment	(7,886)	(4,759)
Change in restricted investments and bond collateral and reclamation deposits	(2,428)	15,424
Net proceeds from sales of assets	23	95
Proceeds from the sale of investments	381	—
Receivable from customer for property and equipment purchases	(371)	—

Net cash provided by (used in) investing activities	(10,281)	10,760

Cash flows from financing activities:
Change in book overdrafts	462	(1,385)
Borrowings of long-term debt	—	80,478
Repayments of long-term debt	(11,954)	(100,519)
Borrowings on revolving lines of credit	15,146	66,900
Repayments of revolving lines of credit	(7,000)	(64,500)
Debt issuance costs	—	(980)

Net cash used in financing activities	(3,346)	(20,006)

Net increase in cash and cash equivalents	3,793	5,177
Cash and cash equivalents, beginning of period	39,941	19,736

Cash and cash equivalents, end of period	$43,734	$24,913

Non-cash transactions:
Initial valuation of derivative liability	$6,082	$—
Accrued purchases of property and equipment	5,256	—
Capital leases	1,564	7,846
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company, or the Company and its subsidiaries and controlled entities. The Company’s current principal activities, all conducted within the United States, are the production and sale of coal from its mines in Montana, North Dakota and Texas; and the ownership of the Roanoke Valley power plants, or ROVA, in North Carolina. The Company’s activities are primarily conducted through wholly owned subsidiaries, which generally have obtained separate financing. All intercompany transactions and accounts have been eliminated in consolidation.
The Company’s Absaloka Mine is owned by its subsidiary, Westmoreland Resources, Inc., or WRI. The right to mine coal at the Absaloka Mine has been subleased to an affiliated entity whose operations the Company controls. The Beulah, Jewett, Rosebud, and Savage Mines are owned by the Company’s subsidiary, Westmoreland Mining LLC, or WML.
These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, or 2008 Form 10-K. The accounting principles followed by the Company are set forth in the Notes to the Company’s Consolidated Financial Statements in its Annual Report. Most of the descriptions of the accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.
The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
The Company is a holding company (the “Parent”) and conducts its operations through subsidiaries, which generally have obtained separate financing. As a holding company, it has significant cash requirements to fund its ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the Parent are from distributions from its principal operating subsidiaries. Each of WML, ROVA and WRI has a credit agreement that contains covenants applicable to that subsidiary. Only the WRI agreement permits dividends to be paid by WRI to the Parent without restriction.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The major factors impacting the Company’s liquidity are as follows:
•	The Company’s significant level of debt and limitations under its current debt agreements on the ability of WML and ROVA to pay dividends to the Company.
As of March 31, 2009, the Company’s total gross indebtedness was approximately $260.3 million, the principal components of which are: $147.7 million of WML term and other debt; $72.7 million of ROVA term debt; $30.6 million under WRI’s revolving line of credit, term and other debt; and $9.3 million of convertible notes.
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
•	The Company’s heritage health and pension obligation, which must be funded by distributions from the Company’s operating subsidiaries.
The Parent’s heritage health benefit costs consist primarily of payments for postretirement medical and workers’ compensation benefits. The Company and its subsidiaries also sponsor defined benefit pension plans for its full-time employees. In 2008, the Company experienced a significant decrease in the value of its pension investments. Both the Parent and its subsidiaries will be required to make supplemental pension contributions due to the decrease in the value of the Company’s pension investments. Under the covenants of the WML term debt, the Company is required to ensure that by September 15 of each year, the value of the Company’s pension plan assets is at least 90% of the actuarially determined pension liability. In order to achieve this 90% funding status required by loan covenants, the Company contributed $0.6 million in the first quarter of 2009 and has estimated it will contribute approximately $10.7 million to its funded pension plans during the remainder of 2009, pending final actuarial calculations.
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
The maturities of long-term debt and the revolving credit facilities due over the next twelve months are $47.2 million, of which $18.4 million relates to the WRI revolving credit facilities, which the Company expects will be able to be renewed. The remaining $28.8 million due in 2009 is payable by its subsidiaries, and is expected to be funded by cash provided by the operations of those subsidiaries.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The Company’s lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants. At March 31, 2009, the Company was in compliance with all these covenants and is working diligently to ensure its continued compliance with such covenants for the remainder of 2009. However, if the lenders determine the Company is not in compliance, the lenders may decide to curtail or limit extension of credit, raise the interest rates on outstanding indebtedness or, in certain circumstances, terminate the credit arrangement and accelerate the entire amount outstanding.
The Company is pursuing the following alternatives in its efforts to continue to improve its liquidity during 2009:
•	The Company is pursuing and evaluating potential sale-leaseback transactions for certain facilities and equipment at its Absaloka Mine;

•	The Company is pursuing alternatives to meet future reclamation bond requirements as it enters new mining areas with reduced amounts of cash collateral;

•	The Company is attempting to improve its liquidity by improving the operating performance of its mines. The Company believes that improvements in productivity and a continued focus on cost control at its mining operations during 2009 should improve its liquidity; and

•	The Company is pursuing various alternatives to reduce its required 2009 pension contributions, including modifying elections available to it in determining the required contribution, contributing shares of its common stock to the plan in lieu of cash, and amending its pension plans.
There can be no assurance that the Company will be successful in completing any of the contemplated transactions on terms acceptable to it, or at all, or that the other actions the Company contemplates will be successful in improving its cash flows or its liquidity.
The significant assumptions that underlie the forecasts prepared by the Company for 2009 include the following:
•	The Indian Coal Production Tax Credit, or ICTC, monetization transactions will continue to proceed in accordance with their terms. In April 2009, the Company received approximately $3.8 million, which was previously held in escrow, after the Company satisfied the terms required under contract;

•	WRI’s operating cash flow significantly increases over 2008 levels as a result of actions taken to improve the operating performance of the Absaloka Mine;

•	WRI’s revolving line of credit is renewed or refinanced when it matures in November 2009 and WRI remains in compliance with the loan covenant requirements for its revolving line of credit;

•	The Company is able to defer or reduce cash outlays for its bonding requirements in 2009; and

•	The Company is able to reduce the cash contributions it is required to make to its pension plans in 2009.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
If the Company’s assumptions prove to be accurate, it should have adequate liquidity to meet its currently projected cash requirements through 2009, although by a small margin. The Company’s 2009 assumptions are subject to a number of uncertainties, many of which are beyond its control, and it may face economic issues that it has not been able to foresee. However, the Company anticipates that it may require additional capital resources to meet its projected cash requirements for 2010.
2.	ACCOUNTING POLICIES
Newly Adopted Accounting Pronouncements
On January 1, 2009, the Company adopted EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 was issued in June 2008 by the FASB and clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. See Note 11 for additional information.
On January 1, 2009, the Company adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51. SFAS 160 establishes accounting and reporting standards for (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 requires noncontrolling interests (minority interests) to be reported as a separate component of equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of SFAS 160 had no effect on the Company’s financial position or results of operations in the first quarter of 2009.
On January 1, 2009, the Company adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures addressing the following: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 impacts the Company’s disclosures, but it will not affect its results of operations or financial condition.
In June 2008, the FASB released FSP EITF 03-6-1 on Emerging Issues Task Force Issue 03-6, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The Staff Position requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities as defined in EITF 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, and therefore, should be included in computing earnings per share using the two-class method. The Staff Position was effective for the Company as of January 1, 2009, but had no impact on the Company’s earnings per share calculation as of March 31, 2009.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Accounting Pronouncements Issued and Not Yet Adopted
In December 2008, the FASB issued FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pension and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 (December 31, 2009, for the Company). FSP SFAS 132(R)-1 will impact the Company’s disclosures, but it will not affect its results of operations or financial condition.
3.	RESTRUCTURING AND SEVERANCE
In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on an analysis of the Company’s internal operations, its future customer commitments, its current and potential markets, and its financial projections for profitability. The Company expects the final severance to be paid out through April 2011.
The table below represents the restructuring provision activity for the three months ended March 31, 2009 (in thousands):

Period	Beginning	Restructuring	Restructuring	Ending
Ending	Balance	Charges	Payments	Balance
3/31/2009	$2,089	$—	$(971)	$1,118
4.	INVENTORIES
Inventory consisted of the following at March 31, 2009, and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Coal	$779	$1,697
Materials, fuel and supplies	25,880	22,957

Total	$26,659	$24,654

Materials and supplies are presented net of an allowance for slow-moving and obsolete inventories of $0.3 million at March 31, 2009, and $0.4 million at December 31, 2008, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
5.	RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Corporate:
Workers’ compensation bonds	$5,655	$5,759
Postretirement health benefit bonds	2,404	2,193
Coal Segment:
Westmoreland Mining — debt service reserve account	5,065	5,065
WRI Indian Coal Production Tax escrow	3,813	2,001
Reclamation bond collateral:
Rosebud Mine	12,486	13,489
Absaloka Mine	5,574	5,781
Beulah Mine	1,070	1,070
Jewett Mine	1,000	973
ROVA:
Debt protection accounts	7,534	8,391
Repairs and maintenance account	2,502	1,977
Ash reserve account	601	604

Total restricted investments and bond collateral	47,704	47,303
Less current portion	(3,813)	(2,001)

Total restricted investments and bond collateral, less current portion	$43,891	$45,302

For all of its restricted investments and bond collateral accounts, the Company can select from several investment options for the funds and receives the investment returns on these investments. Funds in the restricted investment and bond collateral accounts are not available to meet the Company’s cash needs.
The Company holds held-to-maturity and available-for-sale securities. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts calculated on the effective interest method. Interest income is recognized when earned. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss.
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at March 31, 2009, are as follows (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$30,237	$30,237
Time deposits	10,637	10,637
Held-to-maturity	4,437	4,823
Available-for-sale	2,393	2,393

	$47,704	$48,090

The Company recorded an impairment of $0.2 million during the first quarter of 2009 as a result of other-than-temporary declines in the value of marketable securities included in restricted investments and bond collateral.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Corporate
The Company is required to obtain surety bonds in connection with its self-insured workers’ compensation plan and certain health care plans. The Company’s surety bond underwriters require collateral to issue these bonds.
Coal Segment
The debt service reserve account required by the terms of the WML Note Purchase Agreement dated June 26, 2008, which provides for six months of loan payments, was fully funded at March 31, 2009.
All payments received by WRI on the promissory notes and the $2.0 million of cash received at closing for the Indian Coal Production Tax Credit monetization transaction were placed into escrow until the approval of the private letter ruling, or PLR. In April 2009, the final approval was received for the PLR and all payments were released from escrow.
ROVA
The debt protection accounts, which provide for three months of loan payments and related interest required by the terms of its loan agreement with Prudential, were fully funded at March 31, 2009.
The loan agreement also requires ROVA to fund a repairs and maintenance account up to a maximum amount of $2.6 million. The repairs and maintenance account was funded to $2.5 million at March 31, 2009.
The loan agreement also requires ROVA to fund an ash reserve account to $0.6 million. The ash reserve account was fully funded at March 31, 2009.
6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Trade	$60,443	$64,962
Production taxes	28,427	26,056
Postretirement medical benefits	18,176	18,176
Asset retirement obligations	17,136	17,136
Accrued severance and other liabilities	9,218	7,947
Income taxes	1,502	2,009
Bank overdrafts	1,445	983
Interest	1,207	1,314
Workers’ compensation	1,034	1,037
Deferred revenue	847	1,610
Pension and SERP obligations	306	306

Total accounts payable and accrued expenses	$139,741	$141,536

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
7.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding at March 31, 2009, and December 31, 2008, under the Company’s lines of credit and long-term debt consist of the following:

	Total Debt Outstanding
	March 31,	December 31,
	2009	2008
	(In thousands)
Corporate debt:
Convertible notes	$9,257	$15,789
Westmoreland Mining debt:
Revolving line of credit	—	—
Term debt	125,000	125,000
Capital lease obligations	21,887	22,091
Other term debt	827	964
Westmoreland Resources, Inc:
Revolving line of credit	18,446	10,300
Term debt	5,827	6,375
Capital lease obligations	6,272	5,842
ROVA debt:
Revolving line of credit	—	—
Term debt	72,744	82,792

Total debt outstanding	$260,260	$269,153

The ROVA term debt includes debt premiums of $1.3 million and the convertible notes include a debt discount of $6.9 million at March 31, 2009.
Convertible Debt
The Company paid interest on its 9% senior secured convertible notes in kind through the issuance of $0.4 million of additional notes during the first quarter of 2009. This resulted in an additional 35,524 shares of Common Stock being issuable on conversion of the convertible notes at a conversion price of $10.00 per share, bringing the total to 1,614,369 shares at March 31, 2009.
On January 1, 2009, the Company adopted EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. See Note 11 for additional information.
The Note Purchase Agreement contains affirmative and negative covenants. The notes may be declared immediately due and payable upon the occurrence of certain events of default, and the notes are immediately due and payable without declaration upon the occurrence of other events of default. As of March 31, 2009, the Company was in compliance with such covenants.
Westmoreland Mining LLC
In the three months ended March 31, 2009, WML repaid $1.3 million of its outstanding debt and entered into capital leases agreements in the amount of $0.9 million. The weighted average interest rate for WML’s capital leases and other term debt was 7.54% and 6.17%, respectively, at March 31, 2009.
No balance was outstanding on the $25.0 million Revolver at March 31, 2009. As of March 31, 2009, a letter of credit for $1.9 million was supported by WML’s revolver.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
WML is required to comply with numerous loan covenants primarily related to liquidity, indebtedness, capital investments, and its operations. As of March 31, 2009, WML was in compliance with such covenants.
Westmoreland Resources, Inc.
In the three months ended March 31, 2009, WRI repaid $0.7 million of its outstanding term debt and entered into capital lease agreements in the amount of $0.6 million. The weighted average interest rate for WRI’s capital leases was 7.11% at March 31, 2009. Interest on both WRI’s term debt and the revolving credit facility is payable at the prime rate (3.25% per annum at March 31, 2009).
WRI’s $20.0 million revolving line of credit had an outstanding balance of $18.4 million at March 31, 2009.
WRI’s Business Loan Agreement requires it to comply with numerous covenants and minimum financial ratio requirements primarily related to debt coverage, tangible net worth, capital expenditures, and its operations. As of March 31, 2009, WRI was in compliance with such covenants.
ROVA
In the three months ended March 31, 2009, ROVA repaid $9.9 million of its outstanding debt, which included payments of $3.5 million for floating rate term debt and $6.4 million for fixed rate term debt.
ROVA’s $6.0 million revolving loan had no balance outstanding as of March 31, 2009. Interest on the revolving loan is payable quarterly at the three-month LIBOR rate plus 1.375% (2.57% per annum at March 31, 2009).
The fixed rate term debt and the revolving loan are secured by a pledge of the quarterly cash distributions from ROVA. ROVA is required to comply with numerous loan covenants primarily related to interest and fixed charge coverage and its operations. As of March 31, 2009, ROVA was in compliance with such covenants.
8.	HERITAGE HEALTH BENEFIT EXPENSES
The caption “Heritage health benefit expenses” used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to its former Eastern mining operation employees. The components of these expenses are (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Health care benefits	$6,055	$6,645
Combined benefit fund payments	802	882
Workers’ compensation benefits	141	146
Black lung benefits (credit)	(15)	(708)

Total	$6,983	$6,965

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
9.	PENSION AND POSTRETIREMENT MEDICAL BENEFITS
The Company provides pension and postretirement medical benefits to qualified full-time employees and retired employees and their dependents, the majority of which are mandated by the Coal Industry Retiree Health Benefit Act of 1992. The Company incurred costs of providing these benefits during the three months ended March 31, 2009 and 2008, as follows (in thousands):

			Postretirement
	Pension Benefits		Medical Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$673	$768	$224	$180
Interest cost	1,279	1,158	4,186	4,506
Expected return on plan assets	(822)	(1,026)	—	—
Amortization of deferred items	652	175	1,799	2,081

Total net periodic benefit cost	$1,782	$1,075	$6,209	$6,767

The following table shows the net periodic benefit costs that relate to current operations and former Eastern mining operations (in thousands):

	Three Months Ended March 31,
	2009	2008
Former Eastern mining operations	$5,645	$6,369
Current operations	564	398

Total net periodic benefit cost	$6,209	$6,767

The costs for the former Eastern mining operations are included in Heritage health benefit expenses and the costs for current operations are included as operating expenses.
The Company expects to pay approximately $19.1 million for postretirement medical benefits during 2009, net of Medicare Part D reimbursements. A total of $4.4 million was paid in the first quarter of 2009, net of Medicare Part D reimbursements.
The Company is required to make supplemental pension contributions due to the decrease in the value of its pension investments. Additionally, as part of the WML refinancing, the Company is required by loan covenants to ensure that by September 15th of each year, the value of its pension assets are at least 90% of its actuarially determined pension liability. The Company contributed $0.6 million in the first quarter of 2009 and estimates it will contribute an additional $10.7 million in 2009 to achieve the 90% funding status, pending final actuarial calculations.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
10.	ASSET RETIREMENT OBLIGATIONS, RECLAMATION DEPOSITS AND CONTRACTUAL THIRD PARTY RECLAMATION RECEIVABLES
Asset Retirement Obligation
Changes in the Company’s asset retirement obligations during the three months ended March 31, 2009 and 2008, were (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Asset retirement obligations — beginning of period	$222,708	$206,497
Accretion	4,358	3,848
Settlements (final reclamation performed)	(1,384)	(1,385)

Asset retirement obligations — end of period	225,682	208,960
Less current portion	(17,136)	(14,261)

Asset retirement obligations, less current portion	$208,546	$194,699

The Company estimates that the cost of final reclamation for its mines and ROVA when they are closed in the future will total approximately $448.7 million, with a present value of $225.7 million.
The asset retirement obligation, contractual third-party reclamation receivable, and reclamation deposits at March 31, 2009, for each of the Company’s mines and ROVA are summarized below (in thousands):

		Contractual
	Asset	Third-Party
	Retirement	Reclamation	Reclamation
	Obligation	Receivable	Deposits
Rosebud	$127,787	$16,209	$69,860
Jewett	64,525	64,525	—
Absaloka	15,824	609	—
Beulah	14,772	—	—
Savage	2,274	—	—
ROVA	500	—	—

Total	$225,682	$81,343	$69,860

The Company holds held-to-maturity and available-for-sale securities. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts calculated on the effective interest method. Interest income is recognized when earned. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss.
The Company’s carrying value and estimated fair value of its reclamation deposits at March 31, 2009, are as follows (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$26,833	$26,833
Held-to-maturity	25,850	27,183
Time deposits	15,097	15,097
Available-for-sale	2,080	2,080

	$69,860	$71,193

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The Company recorded an impairment of $0.3 million during the first quarter of 2009 as a result of other-than-temporary declines in the value of marketable securities included in reclamation deposits.
11.	DERIVATIVE INSTRUMENTS
Adoption of EITF 07-5
On January 1, 2009, the Company adopted EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. As part of the adoption of EITF 07-5, the Company determined that its convertible debt instrument is not indexed to its stock, and therefore the value of the conversion feature was separated from the debt and reclassified as a liability. A corresponding debt discount was established which will be amortized over the life of the convertible notes. Prior to adopting EITF 07-5, the Company followed EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. EITF 98-5 required the Company to record interest expense and corresponding paid-in-capital related to the beneficial conversion feature in its convertible debt and was superseded by EITF 07-5. In addition to the Company’s convertible debt, EITF 07-5 also applies to a warrant the Company issued and therefore the value of the warrant has been recorded as a liability.
The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of EITF 07-5 (in thousands):

	Debt	Derivative	Other Paid-	Accumulated
	Discount	Liability	In-Capital	Deficit
	Increase/(Decrease)

Record January 1, 2009, debt discount and derivative instrument liability related to convertible debt	$7,734	$5,605	$—	$(2,129)

Record January 1, 2009, derivative instrument liability related to warrant	—	477	—	477

Record amortization of debt discount from March 4, 2008, through December 31, 2008	(653)	—	—	(653)

Record the reversal of the beneficial conversion feature expensed in 2008 under EITF 98-5	—	—	(8,147)	(8,147)

Record the reversal of prior accounting related to the warrant	—	—	(1,700)	(1,700)

	$7,081	$6,082	$(9,847)	$(10,846)

Derivative Liabilities
The Company currently does not have derivative instruments to manage its exposures to commodity prices and interest rates. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
A Binomial Lattice model was used to value the Company’s convertible debt instrument using the following assumptions at March 31, 2009:

		Risk-Free
Stock Price	Volatility	Rate	Bond Yield
$7.17	68%	1.37%	14.45%
A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s warrant using the following assumptions at March 31, 2009:

Number of Shares	Dividend		Risk-Free	Expected Life
included in Warrant	Yield	Volatility	Rate	(in years)
172,775	None	101%	0.57%	1.4
The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet were as follows (in thousands):

		March 31,	December 31,
Derivative Instruments	Balance Sheet Location	2009	2008
Convertible debt	Other liabilities	$1,804	$—
Warrant	Other liabilities	260	—
The effect of derivative instruments not designed as hedging instruments on the accompanying consolidated statements of operations was as follows (in thousands):

		Income Recognized in Earnings
		on Derivatives
		March 31,	March 31,
Derivative Instruments	Statement of Operations Location	2009	2008
Derivative liabilities	Other income	$4,058	$—
12.	FAIR VALUE MEASUREMENTS
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company adopted SFAS No. 157 effective January 1, 2008. Although the adoption of SFAS No. 157 did not materially impact the Company’s financial condition, results of operations or cash flows, additional disclosures related to fair value measurements are now required.
Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets.

•	Level 2, defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value (in thousands):

	Fair value at March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$2,393	$—	$—	$2,393
Available-for-sale investments included in Reclamation deposits	2,080	—	—	2,080

Liabilities:
Convertible debt	$—	$—	1,804	$1,804
Warrant	—	—	260	260
The following table summarizes the change in the fair values of the derivative instrument liabilities categorized as Level 3 (in thousands):

Three Months Ended
March 31, 2009
Beginning balance	$—
January 1, 2009, beginning balance adjustment pursuant to adoption of EITF 07-5	6,082
Change in fair value	(4,018)

Ending balance	$2,064

The estimated fair value of the Company’s long-term debt with fixed interest rates, excluding conversion feature values at March 31, 2009, is as follows (in thousands):

Carrying Value	Fair Value
$213,888	$196,173
13.	STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has outstanding Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. The quarterly dividends, which are accumulated through and including April 1, 2009, amount to $17.6 million in the aggregate ($109.65 per preferred share or $27.41 per Depositary Share). Under the terms of the Series A Preferred Stock, the Company can redeem preferred shares at any time for the redemption value of $25.00 plus accumulated dividends paid in cash; however, the Company’s convertible note purchase agreement prohibits the Company from paying dividends on or redeeming preferred or common stock so long as the convertible notes are outstanding.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Restricted Net Assets
At March 31, 2009, the subsidiaries of the Parent had approximately $105.5 million of net assets that were not available to be transferred to the Parent in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.
14.	INCENTIVE STOCK OPTIONS, STOCK APPRECIATION RIGHTS, AND PERFORMANCE UNITS
The Company recognizes share-based compensation expense in accordance with SFAS No. 123(R). Compensation cost arising from share-based arrangements for the three months ended March 31, 2009 and 2008, are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Recognition of fair value of SARs, stock options, and restricted stock over vesting period	$(158)	$141
Matching contributions to the Company’s 401(k) plan	430	431

Total share-based compensation expense	$272	$572

A net benefit was recorded in the first quarter of 2009 due to the forfeiture of stock options and restricted stock.
Restricted Stock
A summary of restricted stock award activity for the three months ended March 31, 2009, is as follows:

		Weighted Average
		Grant-Date Fair
	Common Shares	Value
Non-vested at December 31, 2008	102,916	$15.94
Cancelled	(100,000)	15.80

Non-vested at March 31, 2009	2,916	$20.57

The unamortized compensation expense for restricted stock awards at March 31, 2009, was less than $0.1 million.
SARs
Information with respect to SARs granted and outstanding for the three months ended March 31, 2009, is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Base	Contractual Life	Intrinsic
	SARs	Price	(in years)	Value
Outstanding at December 31, 2008	207,067	$22.03
Outstanding at March 31, 2009	207,067	$22.03	6.4	$—

SARs exercisable at March 31, 2009	185,854	$21.71	7.1	$—

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
No SARs were exercised during the three months ended March 31, 2009 or 2008.
The amount of unamortized compensation expense for SARs outstanding at March 31, 2009, was $0.1 million, which is expected to be recognized over the next year.
Stock Options
Information with respect to stock option activity for the three months ended March 31, 2009, is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Stock Options	Exercise Price	(in years)	Value
Outstanding at December 31, 2008	387,724	$18.89
Expired or forfeited	(25,000)	21.40

Outstanding at March 31, 2009	362,724	$18.72	6.1	$9,488

Options exercisable at March 31, 2009	212,974	$16.83	10.4	$9,488

No stock options were exercised during the three months ended March 31, 2009 or 2008.
The amount of unamortized compensation expense for options outstanding at March 31, 2009, was $1.3 million, which is expected to be recognized over approximately three years.
Performance Units
No stock compensation expense was recognized during the three months ended March 31, 2009 or 2008, under the Company’s performance unit plan. The amount of unamortized compensation expense for this plan was less than $0.1 million at March 31, 2009. No payments were made under this long-term incentive plan in the first three months of 2009. The plan expires in June 2009 at which point the Company will have no active performance unit plans.
15.	EARNINGS PER SHARE
Basic earnings (loss) per share have been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock appreciation rights, restricted stock and warrants. No such items were included in the computation of diluted loss per share in the three months ended March 31, 2009 or 2008, because the Company incurred a loss from operations in each of these periods and the effect of inclusion would have been anti-dilutive.
The effect of the approximately 1.6 million and 1.5 million shares issuable pursuant to the convertible debt securities outstanding at March 31, 2009 and 2008, respectively, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation. In addition, the effect of approximately 0.7 million shares issuable pursuant to stock options, stock appreciation rights, restricted stock and warrants outstanding at both March 31, 2009 and 2008, have not been included in the computation of diluted loss per share because their inclusion would have been anti-dilutive to the computation.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
16.	INCOME TAXES
Income tax expense attributable to income before income taxes consists of:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Current:
Federal	$—	$—
State	104	134

Income tax expense	$104	$134

17.	BUSINESS SEGMENT INFORMATION
Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods.
The Company’s operations are classified into four segments: coal, power, heritage and corporate. Certain reclassifications of 2008 segment information have been made to conform to the 2009 presentation.
Summarized financial information by segment for the three months ended March 31, 2009 and 2008, is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
March 31, 2009
Revenues	$99,953	$21,845	$—	$—	$121,798
Depreciation, depletion, and amortization	8,190	2,450	—	92	10,732
Operating income (loss)	2,321	2,981	(7,825)	(1,879)	(4,402)
Total assets	555,609	239,127	6,463	10,696	811,895
Capital expenditures	7,603	273	—	10	7,886
March 31, 2008
Revenues	$108,342	$23,252	$—	$—	$131,594
Depreciation, depletion, and amortization	7,745	2,422	—	81	10,248
Restructuring charges	155	—	—	472	627
Operating income (loss)	7,992	5,473	(7,018)	(4,167)	2,280
Total assets	507,409	252,480	5,502	17,836	783,227
Capital expenditures	4,648	76	—	35	4,759

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
A reconciliation of segment income (loss) from operations to consolidated loss before income taxes follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Income (loss) from operations	$(4,402)	$2,280
Interest expense	(5,836)	(5,886)
Interest expense attributable to beneficial conversion feature	—	(7,731)
Interest income	887	1,612
Other income	3,607	80
Loss on extinguishment of debt	—	(1,345)

Loss before income taxes	$(5,744)	$(10,990)

18.	CONTINGENCIES
Severance Benefits Payable to Former CEO
On May 9, 2008, the Company filed a declaratory judgment complaint in the District Court, El Paso County, Colorado, against Christopher K. Seglem, who was terminated as Chairman, CEO and President of the Company in May 2007, seeking a declaratory judgment from the court as to the correct amount to pay Mr. Seglem pursuant to the 1993 Executive Severance Policy, or severance policy. On June 10, 2008, Mr. Seglem filed counterclaims, alleging that he is owed a total of at least $3.8 million pursuant to the severance policy. On March 25, 2009, the Company entered into a settlement agreement with Mr. Seglem relating to all outstanding claims and the parties named filed for dismissal with the court.
The Company’s remaining liability for Mr. Seglem under the severance settlement agreement was $0.9 million at March 31, 2009. The remaining payments for this agreement will be made through April 2011.
Royalty Claims by Minerals Management Service and Related Tax Claims by Montana Department of Revenue
The U.S. Minerals Management Service, or MMS, has asserted numerous transportation and gross inequity claims against Western Energy Company, or WECO, for federal coal royalties and state taxes allegedly due and owing on payments received by WECO from customers. In addition, the Montana Department of Revenue, or MDR, has asserted a gross inequity claim against WECO.
Transportation Claims
MMS claims that revenues earned by WECO under the Transportation Agreement with its customers are, in reality, payments for the production of coal, and therefore royalty and tax bearing.
The MMS claims are for four different audit periods: October 1991 through December 1995; January 1996 through December 2001; January 2002 through December 2004; and January 2005 through the present. An informal settlement agreement has been reached with MMS whereby WECO will pay the sum of $12.2 million to resolve all issues surrounding these transportation claims for the assessed periods through December 31, 2007, and to pay future royalties on the transportation proceeds in accordance with the past methodology of MMS. The customers have agreed to reimburse WECO 80% of the settlement amount and to pay 80% of future royalty payments owed to MMS. WECO’s additional exposure for federal coal royalties for the years 2009 through 2019 is approximately $0.1 million per year. The Company expects to finalize the agreement for this matter by the end of the second quarter 2009. The Company recorded an estimated $13.0 million expense and a corresponding liability for the total estimated exposure for all periods through March 31, 2009. Correspondingly, the Company recorded $10.4 million of revenue and a corresponding receivable for the estimated customer portion of the settlement for all periods through March 31, 2009.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
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
Additionally, WECO was informed in 2005 that the MDR has issued a claim for state coal royalties of approximately $0.2 million related to the Puget Sound Energy payments. WECO believes that Puget Sound Energy is responsible for this royalty claim pursuant to the terms of the settlement agreement. The Company recorded an estimated $1.9 million of expense and a corresponding liability for the total estimated exposure for all periods through March 31, 2009. Correspondingly, the Company recorded an estimated $1.9 million of revenue and a corresponding receivable for the customer portion of the settlement for all periods through March 31, 2009.
McGreevey Litigation
In 2002, the Company was served with a complaint in a case styled McGreevey et al. v. Montana Power Company et al. in the U.S. District Court in Billings, Montana. The plaintiffs are former stockholders of Montana Power who filed their first complaint on August 16, 2001. The plaintiffs seek to rescind the sale by Montana Power of its generating, oil and gas, and transmission businesses, and the sale by Entech of its coal business to us and to compel the purchasers to hold these businesses in trust for the shareholders. The McGreevey plaintiffs contend that they were entitled to approve the sale by Entech to the Company even though they were not shareholders of Entech. On April 20, 2006, a Memorandum and Order was entered by the United States District Court for the District of Montana Butte Division, which confirmed the Judge’s decision to stay the case while it awaits a decision from the Delaware Bankruptcy Court in the Entech bankruptcy case on two key issues. The first issue is whether the Company is a successor in interest to Montana Power Company — Touch America or Northwestern. The second issue is whether any claim based on failure of the corporate board to submit sale of certain assets (including those purchased by the Company) to a vote of the shareholders is a derivative action belonging to the corporation, or a direct action belonging to disaffected shareholders.
Although the stays noted above remain in place, the Delaware bankruptcy court recently ruled on one issue pertinent to the Company’s case, finding that the claims the McGreevey plaintiffs assert against the officers and directors of Touch America are derivative and belong to the Touch America trustees. The Montana court is aware of this ruling, and is arranging a mediated settlement conference in McGreevey to attempt to revive, in some form, the tentative settlement reached over two years ago. The Company has not accrued a reserve for this matter.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
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
WECO believes that these charges to the buyers were proper because the challenged work was for base reclamation, which is the buyers’ responsibility under the coal supply agreement. If the buyers prevail and all of the challenged work is determined to be final reclamation rather than base reclamation, WECO’s financial responsibility will be reduced from $9.9 million claimed by two factors. First, approximately $3.5 million of the buyers’ claim concerns an overpayment of taxes and royalties that WECO should be able to offset against future taxes and royalties. Second, one of the six buyers, Puget Sound Energy, Inc., has funded an account that WECO is authorized to use to pay approximately 17% of all final reclamation costs in Area C, which with respect to the challenged work would be approximately $1.1 million. The total net refund to the customers after taxes and royalty overpayments would be approximately $6.4 million, of which $1.1 million could be paid by customer-funded accounts that are now restricted. No reserve has been accrued for this matter.
19.	SUBSEQUENT EVENT
Private Letter Ruling Approval
In April 2009, following the receipt of the PLR from the IRS, approvals from the Company’s investor and Board of Directors for the Indian Coal Production Tax Credits transaction were received, allowing the transaction to proceed. The $2.0 million paid at closing and the $1.8 million of subsequent payments were released from escrow to WRI on April 6, 2009. The Company will recognize the fixed and contingent payments from the investor as they are received as income in its consolidated financial statements. The initial payment of $4.0 million made to WRI and the $1.25 million fee paid by WRI to the Crow Tribe will be recognized ratably through 2012 based on tons sold. In addition, the Company will begin allocating to the investor its share of earnings and losses of the limited liability company formed during the transaction.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Forward-Looking Information
Throughout this Form 10-Q, we make statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled Risk Factors (refer to Part I, Item 1A in our 2008 Form 10-K and see Part II, Item 1A below). Specific factors that could cause actual results to differ materially from such forward-looking statements include, among others, the following:
•	worldwide economic conditions;

•	our ability to produce coal at existing and planned future operations;

•	changes in postretirement medical benefit and pension obligations;

•	availability and costs of credit, surety bonds and letters of credit;

•	inability to expand coal operations due to limitations in obtaining bonding capacity to back new mining permits;

•	our ability to maintain compliance with debt covenant requirements or obtain waivers from our lenders in cases of non-compliance;

•	the ability of our subsidiaries to pay dividends to the Parent due to restrictions in our debt arrangements;

•	our ability to negotiate profitable coal contracts, price reopeners and extensions;

•	our ability to maintain satisfactory labor relations;

•	financial stability of our customers, and their ability to continue to comply with their contractual commitments in a timely manner;

•	disruptions in delivery or changes in pricing from third party vendors of goods and services which are necessary for our operations, such as fuel, steel products, explosives and tires;

•	impact of weather on demand, production and transportation;

•	the performance of our Roanoke Valley power plants and the structure of its contracts with its lenders and Dominion Virginia Power;

•	coal’s market share of electricity generation;

•	future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particular matter or greenhouse gases; and

•	our ability to raise additional capital, our access to financing and our ability to sell assets as discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
As a result of the foregoing and other factors, no assurance can be given as to the future results and achievement of our goals. We undertake no obligation to update or revise publicly any forward-looking statement whether as a result of new information, future events or otherwise.
Overview
We are an energy company organized as a Delaware corporation in 1910. We mine coal, which is used to produce electric power, and we own power-generating plants.
We own five surface mines located in the United States, which supply coal to power plants. Several of these power plants are located adjacent to our mines, and we sell virtually all our coal under multi-year contracts. Due to the generally longer duration and terms of our contracts, we enjoy relatively stable demand compared to competitors who sell more of their production on the spot market and under short-term contracts.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
RESULTS OF OPERATIONS
Items that Affect Comparability of Results
For the quarters ended March 31, 2009 and 2008, our results have included restructuring charges and special items that significantly affected net loss. The pretax income (expense) components of restructuring charges and special items were as follows (in thousands):

	Quarter Ended March 31,
	2009	2008
Fair value adjustment on derivatives and related amortization of debt discount	$3,823	—
Interest expense attributable to beneficial conversion feature	—	(7,731)
Loss on extinguishment of power debt	—	(1,345)
Restructuring charges	—	(627)

Total impact of restructuring charges and special items	$3,823	(9,703)

Items recorded in the first quarter of 2009
•	We recorded a net positive impact of $3.8 million following the adoption of EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. This impact included $4.0 million of other income resulting from the mark-to-market accounting of the decrease in the value of the conversion feature in our convertible notes and a decrease in the value of our warrant, which was offset with $0.2 million of interest expense related to amortization of the debt discount recorded as a result of the valuation of the conversion feature.
Items recorded in the first quarter of 2008
•	We recorded $7.7 million of interest expense related to the beneficial conversion feature in the convertible notes we issued in March 2008, as the conversion price was lower than the fair market value of our common stock at the time of issuance. We recorded an adjustment to our 2009 opening Accumulated Deficit as part of our adoption of EITF 07-5, which reversed the impact of this expense through Accumulated Deficit.

•	We refinanced our power debt and as a result recorded losses of $1.3 million for the extinguishment of debt.

•	In 2007, we initiated a restructuring plan in order to reduce the overall cost structure of the Company. As a result, in the first quarter of 2008 we recorded restructuring charges of $0.6 million. The restructuring charges related to termination benefits and outplacement costs.
Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008
Summary
Our first quarter 2009 sales decreased to $121.8 million compared with $131.6 million in the first quarter of 2008. This decrease was primarily driven by an $8.4 million decrease in our coal segment revenues due to a decrease in tons sold. In addition, our power segment revenues decreased by $1.4 million related to a decrease in megawatt hours sold.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Our first quarter 2009 net loss applicable to common shareholders decreased to $6.2 million compared with a net loss in the first quarter of 2008 of $11.5 million. Excluding the $3.8 million of first quarter 2009 income and the $9.7 million of first quarter 2008 expenses from restructuring and special items (discussed in Items that Affect Comparability of Our Results), our net loss increased by $8.2 million. The primary factors, in aggregate, driving this increase in net loss were:
•	A $5.8 million decrease in our coal segment operating income was primarily from our reduced tonnages sold, which was partially offset by reduced production costs. In addition, our pension benefit expenses increased by $0.7 million due to declines in the value of our pension plan assets.

•	A $2.5 million decrease in our power segment operating income resulting primarily from reduced megawatt hours sold as a result of planned and unplanned outages and increased maintenance costs during the outages.

•	A $1.8 million decrease in our corporate expenses related to the execution of our restructuring plan and other cost control efforts, as well as reductions in stock compensation expenses.

•	A $0.8 million increase in heritage costs largely driven by administrative costs related to future cost containment efforts.

•	A $0.7 million decrease in interest income offset with a $0.3 million decrease in interest expense as a result of debt refinancing.

•	A $0.5 million increase in other expenses related to other-than-temporary impairment charges taken on our investments.
Coal Segment
The following table shows comparative coal revenues, operating income and production, and percentage changes between periods:

	Quarter Ended March 31,
			Increase / (Decrease)
	2009	2008	$	%
	(In thousands)
Revenues	$99,953	$108,342	$(8,389)	(7.7)%
Operating income	2,321	7,992	(5,671)	(71.0)%
Tons sold — millions of equivalent tons	6.7	7.7	(1.0)	(13.0)%
Our first quarter 2009 coal revenues decreased to $100.0 million compared with $108.3 million in the first quarter 2008. This decrease occurred primarily from a decrease of 1.0 million in reduced tonnages sold as a result of customer outages, transportation delays, and reduced customer requirements due to decreases in the overall market demand for electricity.
Our coal segment’s operating income decreased to $2.3 million in the first quarter of 2009, down from $8.0 million in the first quarter of 2008. Excluding special items consisting of $0.1 million of restructuring charges (discussed in Items that Affect Comparability of Our Results), our coal segment’s operating income decreased by $5.8 million. The decrease in operating income was driven primarily from our reduced tonnages sold and was partially offset by reduced production costs. In addition, expenses related to pension benefits increased by $0.7 million due to declines in the value of our pension plan assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
In March 2009, during negotiation over a collective bargaining agreement, our employees at the Rosebud Mine imposed a sixteen-day work stoppage. On April 6, 2009, we entered into a new four-year agreement with the union, and the Rosebud Mine resumed full operation. The impact on our operations was minimal as we continued to make most of our scheduled coal deliveries.
Power Segment
The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Quarter Ended March 31,
			Increase / (Decrease)
	2009	2008	$	%
	(In thousands)
Revenues	$21,845	$23,252	$(1,407)	(6.1)%
Operating income	2,981	5,473	(2,492)	(45.5)%
Megawatts hours — thousands	397	436	(39)	(8.9)%
Our first quarter 2009 power segment revenues decreased to $21.8 million compared to $23.3 million in the first quarter 2008. This decrease occurred primarily from reduced megawatt hours sold as a result of planned and unplanned outages.
Our power segment’s operating income was $3.0 million in the first quarter of 2009, down from $5.5 million in the first quarter of 2008. This $2.5 million decrease was also primarily from reduced megawatt hours sold as a result of planned and unplanned outages and increased maintenance costs during the outages.
Heritage Segment
The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Quarter Ended March 31,
			(Increase) / Decrease
	2009	2008	$	%
	(In thousands)
Health care benefits	$6,055	$6,645	$590	8.9%
Combined benefit fund payments	802	882	80	9.1%
Workers’ compensation benefits	141	146	5	3.4%
Black lung benefits (credits)	(15)	(708)	(693)	(97.9)%
Selling and administrative costs	842	53	(789)	(1,488.7)%

Heritage segment operating loss	$(7,825)	$(7,018)	$(807)	(11.5)%

Our first quarter 2009 heritage costs were $7.8 million compared to $7.0 million in the first quarter of 2008. This $0.8 million increase was largely driven by administrative costs related to future cost containment efforts. In addition, we experienced favorable health care benefit expenses in the first quarter of 2009, which were offset with a favorable Black Lung benefits recorded in the first quarter of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Corporate Segment
Our corporate segment’s operating expenses totaled $1.9 million in the first quarter of 2009 compared to $4.2 million in the first quarter of 2008. Excluding the restructuring charge of $0.5 million in the first quarter of 2008 (discussed in Items that Affect Comparability of Our Results), our corporate segment operating expenses decreased by $1.8 million. This decrease was related to the execution of our restructuring plan and other cost control efforts, as well as reductions in stock compensation expenses.
Other Income (Expense)
Our first quarter 2009 other expense decreased to $1.3 million compared with $13.3 million of expense in the first quarter of 2008. Excluding the $3.8 million impact of the fair value adjustment on derivative and related amortization of debt discount, $7.7 million of interest on the beneficial conversion feature associated with our convertible debt issued in 2008 and the $1.3 million loss in 2008 on the extinguishment of our power debt (discussed in Items that Affect Comparability of Our Results), our other expense increased by $0.9 million. This increase was driven by a $0.7 million decrease in interest income, which was partially offset with a $0.3 million decrease in interest expense as a result of our debt refinancing. Our other income also decreased due to $0.5 million of other-than-temporary impairment charges taken on our investments.
Liquidity and Capital Resources
We have suffered recurring losses from operations, have a working capital deficit and a net capital deficiency that raise substantial doubt about the ability of us to continue as a going concern. The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from the uncertainty about our ability to continue as a going concern. The report from our independent registered certified public accounting firm on our consolidated financial statements for the year ended December 31, 2008, includes an explanatory paragraph reciting these factors that raise substantial doubt about our ability to continue as a going concern.
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

As of March 31, 2009, our total gross indebtedness was approximately $260.3 million, the principal components of which are: $147.7 million of WML term and other debt; $72.7 million of ROVA term debt; $30.6 million under WRI’s revolving line of credit, term and other debt; and $9.3 million of convertible notes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
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

We also sponsor defined benefit pension plans for our full-time employees. Both the Parent company and our subsidiaries will be required to make supplemental pension contributions due to the decrease in the value of our pension investments in 2008. Under the covenants of our WML term debt, we are required to ensure that by September 15th of each year, the value of our pension plan assets is at least 90% of our actuarially determined pension liability. In order to achieve the 90% funding status required by loan covenants, we have contributed $0.6 million in the first quarter of 2009 and estimate we will contribute approximately $10.7 million to our funded pension plans during the remainder of 2009, pending final actuarial calculations.

The following table shows the payments we made towards our heritage health benefits and pension obligations in the three months ended March 31, 2009, and the expected payments for the remainder of 2009:

	First Quarter	Remainder of
	2009	2009
	Actual	Expected
	Payments	Payments
	(In millions)
Postretirement medical benefits (net of subsidy)	$4.4	$14.7
Pension contributions	0.6	10.7
CBF premiums	0.8	2.4
Workers’ compensation benefits	0.2	0.8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
•	Cash collateral requirements for additional reclamation bonds in new mining areas.

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
Liquidity Improvements and Strategic Alternatives
The maturities of long-term debt and the revolving credit facilities due over the next twelve months are $47.2 million, of which $18.4 million relates to the WRI revolving credit facilities, which we expect will be able to be renewed. The remaining $28.8 million due in 2009 is payable by our subsidiaries, and is expected to be funded by cash provided by the operations of those subsidiaries.
We are pursuing the following alternatives in our efforts to continue to improve our liquidity during 2009:
•	We are pursuing and evaluating potential sale-leaseback transactions for certain facilities and equipment at our Absaloka Mine;

•	We are pursuing alternatives to meet future reclamation bond requirements as we enter new mining areas with reduced amounts of cash collateral;

•	We are attempting to improve our liquidity by improving the operating performance of our mines. We believe that improvements in productivity and our continued focus on cost control at our mining operations during 2009 should improve our liquidity; and

•	We are pursuing various alternatives to reduce our required 2009 pension contributions, including modifying elections available to us in determining the required contribution, contributing shares of our common stock to the plan in lieu of cash, and amending our pension plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
There can be no assurance that we will be successful in completing any of the contemplated transactions on terms acceptable to us, or at all, or that the other actions we contemplate will be successful in improving our cash flows or our liquidity.
The significant assumptions that underlie the forecasts prepared by us for 2009 include the following:
•	The Indian Coal Production Tax Credit, or ICTC, monetization transactions will continue to proceed in accordance with their terms. In April 2009, we received approximately $3.8 million, which was previously held in escrow after we satisfied the terms required under contract;

•	WRI’s operating cash flow significantly increases over 2008 levels as a result of actions taken to improve the operating performance of its mine;

•	WRI’s revolving line of credit is renewed or refinanced when it matures in November 2009 and WRI remains in compliance with the loan covenant requirements for its revolving line of credit;

•	We are able to defer or reduce cash outlays for our bonding requirements in 2009; and

•	We are able to reduce the cash contributions we are required to make to our pension plans in 2009.
If our assumptions prove to be accurate, we should have adequate liquidity to meet our currently projected cash requirements through 2009, although by a small margin. Our 2009 assumptions are subject to a number of uncertainties, many of which are beyond our control, and we may face economic issues that we have not been able to foresee. However, we anticipate that we may require additional capital resources to meet our projected cash requirements for 2010.
Cash Balances and Available Credit
Consolidated cash and cash equivalents at March 31, 2009, totaled (in thousands):

WML	$30,068
ROVA	10,528
Westmoreland Risk Management	2,135
Westmoreland Coal Company (the Parent)	490
WRI	460
Other	53

Total consolidated cash and cash equivalents	$43,734

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Lines of Credit
Amounts outstanding and availability under the revolving lines of credit of our subsidiaries at March 31, 2009, are as follows (in millions):

	Total Line of	Amounts	Letters of
	Credit	Outstanding	Credit	Availability
WML	$25.0	$—	$1.9	$23.1
WRI	20.0	18.4	—	1.6
ROVA	6.0	—	—	6.0

	$51.0	$18.4	$1.9	$30.7

The average borrowings on our $20.0 million WRI revolver during the first three month of 2009 were $15.0 million. We had no borrowings on the WML or ROVA revolver during the first quarter of 2009.
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
Our lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants. At March 31, 2009, we were in compliance with all these covenants and are working diligently to ensure our continued compliance with such covenants for the remainder of 2009. However, if the lenders determine we are not in compliance, the lenders may decide to curtail or limit extension of credit, raise the interest rates on outstanding indebtedness or, in certain circumstances, terminate the credit arrangement and accelerate the entire amount outstanding.
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash provided by (used in):
Operating activities	$17,420	$14,423
Investing activities	(10,281)	10,760
Financing activities	(3,346)	(20,006)
Cash provided by operating activities increased $3.0 million in the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily as a result of the decrease in our trade receivables due to the timing of cash flows. The increase was partially offset by reduced non-cash interest expense for the first quarter of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Cash used in investing activities increased $21.0 million in the three months ended March 31, 2009, compared to the three months ended March 31, 2008. This increase resulted primarily from a reduction in restricted investments due to the ROVA debt refinancing in the first quarter of 2008. In addition, investing cash flows for first quarter of 2009 included $7.9 million of additions to property, plant and equipment compared to $4.8 million for the same period of 2008.
Cash used in financing activities decreased by $16.7 million for the first three months of 2009 compared to the first three months of 2008, as a result of the ROVA debt refinancing in the first quarter of 2008.
Our working capital deficit at March 31, 2009, increased by $1.3 million to approximately $25.5 million compared to a $24.2 million deficit at December 31, 2008. The increase in working capital deficit resulted from increased borrowings on the revolving lines of credit and a decrease in trade receivables primarily due to customer’s outages. These decreases were offset by favorable increases in cash and cash equivalents and short-term debt installments.
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include financial instruments with off-balance sheet risk such as bank letters of credit and performance or surety bonds. Surety bonds and letters of credit are issued by financial institutions to third parties to assure the performance of our obligations relating to reclamation, workers’ compensation obligations, postretirement health benefit obligations, and other obligations. Liabilities related to these arrangements are not reflected in our consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.
There were no material changes to our off-balance sheet arrangements during the three months ended March 31, 2009. Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K.
Newly Adopted Accounting Pronouncements
On January 1, 2009, we adopted EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 was issued in June 2008 by the FASB and clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. See Note 11 to our consolidated financial statements for additional information.
On January 1, 2009, we adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51. SFAS 160 establishes accounting and reporting standards for (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 requires noncontrolling interests (minority interests) to be reported as a separate component of equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of SFAS 160 had no effect on our financial position or results of operations in the first quarter of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
On January 1, 2009, we adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures addressing the following: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 impacts our disclosures, but it will not affect our results of operations or financial condition.
In June 2008, the FASB released FSP EITF 03-6-1 on Emerging Issues Task Force Issue 03-6, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The Staff Position requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities as defined in EITF 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, and therefore, should be included in computing earnings per share using the two-class method. The Staff Position was effective for us as of January 1, 2009, but had no impact on our earnings per share calculation as of March 31, 2009.
Accounting Pronouncements Not Yet Implemented
In December 2008, the FASB issued FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pension and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within our plan assets, and for the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 (December 31, 2009, for us). FSP SFAS 132(R)-1 will impact our disclosures, but it will not affect our results of operations or financial condition.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no other material changes in our exposure to market risk since December 31, 2008.
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
We performed an evaluation with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009, that have materially affected or are reasonably likely to material affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
Litigation
Information related to various commitments and contingencies is described in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information, and in Note 18 to our consolidated financial statements, which is incorporated herein.
ITEM 1A
RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2008 Form 10-K the risk factors that materially affect our business, financial condition or results of operations. Except as provided below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2008 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The covenants in the agreements governing our debt could negatively impact our financial condition, results of operations, business prospects and ability to finance our operations.
At March 31, 2009, we had total indebtedness under our various credit facilities and convertible notes of approximately $260.3 million. Substantially all of our assets are pledged to our lenders to secure our payment obligations under our debt agreements. Our ability to make required principal and interest payments on our indebtedness and comply with the covenants in our debt agreements will depend to a significant extent on our financial and operating performance, which is subject to prevailing economic conditions and a variety of other factors. We are currently in compliance with all these covenants and are working diligently to ensure our continued compliance with such covenants for the remainder of 2009. However, a breach of any of the covenants in our debt agreements could result in a default under the applicable agreement, which would permit the affected lenders or noteholders, as the case may be, to curtail or limit extensions of credit, raise the interest rates on outstanding indebtedness or, in certain circumstances, declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and to foreclose on the assets securing such indebtedness. Current market conditions may make it more difficult to obtain a waiver from our lenders or noteholders in the event of a breach.
In the event that our current credit facilities are not extended or are accelerated and we are forced to repay our obligations, we could attempt to refinance or repay the debt with the proceeds from an equity offering or from sales of assets. Sales of assets undertaken in response to such immediate needs may be made at potentially unfavorable prices, and the proceeds of future borrowings, equity financings or asset sales may not be sufficient to refinance or repay the debt, and we may be unable to complete such transactions in a timely manner, on favorable terms, or at all.

ITEM 3
DEFAULTS UPON SENIOR SECURITIES
The Company has accumulated but unpaid dividends on its preferred stock through and including April 1, 2009, in the amount of $17.6 million in the aggregate ($109.65 per preferred share or $27.41 per Depositary Share). The Company is prohibited from paying preferred stock dividends because there are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. In addition, pursuant to our outstanding convertible note purchase agreement, dividends may not be paid until such time as the notes are paid in full. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $160,129 at March 31, 2009).
ITEM 6
EXHIBITS

31.1	Certification of Keith E. Alessi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

31.2	Certification of Kevin A. Paprzycki, Chief Financial Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY
Date: May 8, 2009	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer (A Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Keith E. Alessi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

31.2	Certification of Kevin A. Paprzycki, Chief Financial Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.