Form 10-Q
period 2009-06-30
WESTMORELAND COAL CO
filed 2009-08-10
CIK 106455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2009: 10,228,813 shares of common stock, $2.50 par value.

PART I

FINANCIAL INFORMATION
ITEM 1

FINANCIAL STATEMENTS
Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$22,068	$39,941
Receivables:
Trade	64,937	71,754
Contractual third-party reclamation receivables	12,169	14,256
Other	3,689	4,202

	80,795	90,212

Inventories	26,772	24,654
Restricted investments and bond collateral	—	2,001
Other current assets	6,456	5,062

Total current assets	136,091	161,870

Property, plant and equipment:
Land and mineral rights	83,874	83,874
Capitalized asset retirement cost	121,741	121,741
Plant and equipment	468,219	446,714

	673,834	652,329
Less accumulated depreciation, depletion and amortization	229,093	208,929

Net property, plant and equipment	444,741	443,400

Excess of trust assets over pneumoconiosis benefit obligation	1,085	2,239
Advanced coal royalties	3,045	3,311
Reclamation deposits	71,168	69,707
Restricted investments and bond collateral, less current portion	49,000	45,302
Contractual third-party reclamation receivables, less current portion	69,508	66,918
Deferred income taxes	1,587	1,420
Intangible assets, net of accumulated amortization of $5.9 million and $4.8 million at June 30, 2009, and December 31, 2008, respectively	9,727	10,823
Other assets	7,411	7,977

Total Assets	$793,363	$812,967

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
(Unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands)

Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$163,324	$34,186
Revolving lines of credit	13,400	10,300
Accounts payable and accrued expenses	134,360	141,536

Total current liabilities	311,084	186,022

Long-term debt, less current installments	78,339	224,667
Workers’ compensation, less current portion	11,599	11,801
Postretirement medical costs, less current portion	267,185	266,675
Pension and SERP obligations, less current portion	37,860	38,862
Deferred revenue, less current portion	85,378	80,907
Asset retirement obligations, less current portion	209,805	205,572
Other liabilities	16,890	16,059

Total liabilities	1,018,140	1,030,565

Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; Issued and outstanding 160,129 shares at June 30, 2009, and December 31, 2008	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares; Issued and outstanding 10,201,329 shares at June 30, 2009, and 9,690,018 shares at December 31, 2008	25,502	24,223
Other paid-in capital	90,226	96,196
Accumulated other comprehensive loss	(116,303)	(119,367)
Accumulated deficit	(221,332)	(218,810)

Total Westmoreland Coal Company shareholders’ deficit	(221,747)	(217,598)
Noncontrolling interest	(3,030)	—

Total deficit	(224,777)	(217,598)

Total Liabilities and Shareholders’ Deficit	$793,363	$812,967

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Revenues:
Coal	$81,229	$92,471	$181,182	$200,813
Energy	23,551	20,835	45,395	44,001
Independent power projects — equity in earnings	—	117	—	202

	104,780	113,423	226,577	245,016

Cost, expenses and other:
Cost of sales — coal	74,882	79,598	157,316	167,104
Cost of sales — energy	14,823	14,586	30,116	28,739
Depreciation, depletion and amortization	10,296	9,663	21,028	19,910
Selling and administrative	10,864	10,981	21,606	20,797
Restructuring charges	—	—	—	628
Heritage health benefit expenses	7,025	8,243	14,008	15,208
Gain on sales of assets	(64)	(621)	(46)	(622)
Other operating income	(6,797)	—	(6,797)	—

	111,029	122,450	237,231	251,764

Operating loss	(6,249)	(9,027)	(10,654)	(6,748)

Other income (expense):
Interest expense	(5,681)	(5,670)	(11,516)	(11,556)
Interest expense attributable to beneficial conversion feature	—	(377)	—	(8,108)
Interest income	790	941	1,677	2,553
Other income	477	135	4,084	216
Loss on extinguishment of debt	—	(3,834)	—	(5,178)

	(4,414)	(8,805)	(5,755)	(22,073)

Loss before income taxes	(10,663)	(17,832)	(16,409)	(28,821)
Income tax expense (benefit) from operations	(115)	109	(11)	243

Net loss	(10,548)	(17,941)	(16,398)	(29,064)
Less net loss attributable to noncontrolling interest	(3,030)	—	(3,030)	—

Net loss attributable to controlling interest	(7,518)	(17,941)	(13,368)	(29,064)
Less preferred stock dividend requirements	340	340	680	680

Net loss applicable to common shareholders	$(7,858)	$(18,281)	$(14,048)	$(29,744)

Net loss per share applicable to common shareholders:
Basic and diluted	$(0.81)	$(1.92)	$(1.46)	$(3.14)
Weighted average number of common shares outstanding:
Basic and diluted	9,689	9,498	9,649	9,471
See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
Six Months Ended June 30, 2009
(Unaudited)

	Class A
	Convertible			Accumulated			Total
	Exchangeable			Other		Noncon-	Shareholders’
	Preferred	Common	Other Paid-	Comprehen-	Accumulated	trolling	Equity
	Stock	Stock	In Capital	sive Loss	Deficit	Interest	(Deficit)
	(In thousands)
Balance at December 31, 2008 (160,129 preferred shares and 9,690,018 common shares outstanding)	$160	$24,223	$96,196	$(119,367)	$(218,810)	$—	$(217,598)

Cumulative effect of adoption of EITF 07-5	—	—	(9,847)	—	10,846	—	999
Common stock issued as compensation (123,311 shares, less 100,000 shares forfeited)	—	59	1,042	—	—	—	1,101
Contributions of Company stock to pension plan assets (488,000 shares)	—	1,220	2,835	—	—	—	4,055

Net loss	—	—	—	—	(13,368)	(3,030)	(16,398)
Adjustment of accumulated actuarial losses and transition obligations, pension	—	—	—	(2,186)	—	—	(2,186)
Amortization of accumulated actuarial losses and transition obligations, pension	—	—	—	1,304	—	—	1,304
Amortization of accumulated actuarial losses and transition obligations, postretirement medical benefits	—	—	—	3,598	—	—	3,598
Unrealized gain on available-for-sale securities	—	—	—	348	—	—	348

Comprehensive loss							(13,334)

Balance at June 30, 2009 (160,129 preferred shares and 10,201,329 common shares outstanding)	$160	$25,502	$90,226	$(116,303)	$(221,332)	$(3,030)	$(224,777)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(16,398)	$(29,064)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred power sales revenue	11,531	14,110
Equity in earnings of independent power projects	—	(202)
Cash distributions from independent power projects	—	202
Loss on extinguishment of debt	—	2,292
Gain on derivative instrument	(4,462)	—
Depreciation, depletion and amortization	21,028	19,910
Accretion of asset retirement obligation and receivable	4,988	5,484
Amortization of intangible assets and liabilities, net	241	394
Restructuring charge	—	628
Share-based compensation	1,082	1,386
Gain on sales of assets	(46)	(622)
Amortization of deferred financing costs	994	540
Non-cash interest expense	718	8,549
Other-than-temporary impairment on investments	488	—
Warrant repriced in lieu of registration requirement	—	355
Changes in operating assets and liabilities:
Receivables, net	7,925	702
Inventories	(2,118)	2,310
Excess of trust assets over pneumoconiosis benefit obligation	1,154	(130)
Deferred income taxes	(167)	—
Accounts payable and accrued expenses	(6,881)	(4,049)
Deferred coal revenue	(1,094)	(655)
Income tax payable	(1,296)	335
Accrual for workers’ compensation	(208)	(264)
Asset retirement obligation	(471)	(1,660)
Accrual for postretirement medical costs	4,107	6,645
Pension and SERP obligations	2,170	639
Other assets and liabilities	(4,894)	(6,625)

Net cash provided by operating activities	18,391	21,210

Cash flows from investing activities:
Additions to property, plant and equipment	(15,870)	(12,545)
Change in restricted investments and bond collateral and reclamation deposits	(3,679)	37,610
Net proceeds from sales of assets	320	791
Proceeds from the sale of investments	381	—
Receivable from customer for property and equipment purchases	(259)	—

Net cash provided by (used in) investing activities	(19,107)	25,856

Cash flows from financing activities:
Change in book overdrafts	(211)	(684)
Borrowings from long-term debt	—	205,377
Repayments of long-term debt	(19,990)	(191,891)
Borrowings on revolving lines of credit	36,516	128,600
Repayments of revolving lines of credit	(33,416)	(134,500)
Debt issuance costs	(56)	(4,817)
Exercise of stock options	—	144

Net cash provided by (used in) financing activities	(17,157)	2,229

Net increase (decrease) in cash and cash equivalents	(17,873)	49,295
Cash and cash equivalents, beginning of period	39,941	19,736

Cash and cash equivalents, end of period	$22,068	$69,031

Non-cash transactions:
Capital leases	$8,984	$7,846
Initial valuation of derivative liability	6,082	—
Stock contribution to pension plan	4,055	—
Accrued purchases of property and equipment	513	—
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
The Company’s Absaloka Mine is owned by its subsidiary, Westmoreland Resources, Inc., or WRI. The right to mine coal at the Absaloka Mine has been subleased to an affiliated entity whose operations the Company controls. The Beulah, Jewett, Rosebud, and Savage Mines are owned through the Company’s subsidiary, Westmoreland Mining LLC, or WML.
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
The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of results to be expected for the year ending December 31, 2009. The Company has evaluated subsequent events through August 10, 2009, the date of issuance of the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.
Liquidity
The Company has suffered recurring losses from operations, has a working capital deficit and a net capital deficiency that raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the ability of the Company to continue as a going concern.
The Company’s lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants. At June 30, 2009, the Company defaulted on a leverage ratio covenant in its WML debt agreement as a result of customer outages. The leverage ratio is calculated using Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, as defined by the agreement, for the previous four quarters. As a result the Company believes it will not be able to meet the leverage ratio measurement for at least the next three quarters. The Company is currently in discussions with its lenders regarding resolution but in the absence of a waiver, the Company has classified $125.0 million of outstanding WML debt previously classified as noncurrent to a current liability in the Consolidated Balance Sheet.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The Company’s belief that it will not be able to meet the WML leverage ratio covenant for the next three quarters could also potentially trigger future cross defaults on the Company’s convertible notes and WRI term debt. As a result, the Company also classified $11.0 million of its convertible note debt and $3.2 million of its WRI term debt also formerly classified as noncurrent to current liabilities. See Note 7 for additional details.
As a result of the non-compliance, the Company’s lenders may require additional operating and financial restrictions, the payment of additional fees, acceleration of the amortization schedule, an increase in the interest rates charged, or a foreclosure on the assets securing such indebtedness. Specifically, until a resolution is reached, the lenders have limited the Company’s ability to access funds under WML’s $25.0 million revolving line of credit. No funds were drawn under this revolving line of credit at June 30, 2009.
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
As of June 30, 2009, the Company’s total gross indebtedness was approximately $255.1 million, the principal components of which are: $148.9 million of WML term and other debt; $66.7 million of ROVA term debt; $29.7 million under WRI’s revolving line of credit, term and other debt; and $9.8 million of convertible notes.
The maturities of long-term debt and the revolving credit facilities due over the next twelve months are $176.7 million, of which $139.2 million relates to the WML loan covenant default and the potential future cross defaults on the convertible notes and the WRI term debt. In addition, $13.4 million relates to the WRI revolving credit facilities, which the Company expects will be renewed. The remaining $24.1 million due over the next twelve months is payable by its subsidiaries, and is expected to be funded by cash provided by the operations of those subsidiaries.
The WML and ROVA debt agreements require the maintenance of reserve accounts and limit the ability of those subsidiaries to distribute funds to the Parent based on changes in reserve account balances and the subsidiaries’ operating results. Accordingly, these subsidiaries may not be able to pay dividends to the Parent in the amounts and in the time periods required for it to pay its heritage health benefit costs, pension contributions and corporate expenses. Additionally, the WML and ROVA revolving lines of credit are only available to these operations.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The $20.0 million WRI revolving line of credit allows the Parent to draw on it at any given time for general corporate purposes. As of June 30, 2009, $13.4 million had been drawn under the WRI revolving line of credit. Based on projections through the end of 2009, the Parent is likely to need funds in excess of the $20.0 million line of credit limit to meet its cash needs.
•	The Company’s heritage health obligation, which must be funded by distributions from the Company’s operating subsidiaries, and its pension obligations.
The Parent’s heritage health benefit costs consist of payments for postretirement medical benefits, workers’ compensation benefits and combined benefit fund premiums. The Parent expects to make $12.1 million of payments for these costs during the remainder of 2009.
The Company and its subsidiaries also sponsor defined benefit pension plans for its full-time employees. Under the covenants of the WML term debt, the Company is required to ensure that by September 15 of each year, the value of the Company’s pension plan assets is at least 90% of each of the plans’ year-end actuarially determined pension liability.
In order to achieve the 90% funding status required by loan covenants, the Company contributed $1.3 million in cash and $4.0 million in company stock in the first six months of 2009 and estimates that it will be required to contribute approximately $0.5 million during the remainder of 2009 to achieve this 90% funding status required by loan covenants.
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
•	Significant unanticipated customer outages and an overall decrease in the demand for electricity.
During the second quarter of 2009, unscheduled customer outages occurred after planned maintenance outages, which affected the Company’s Rosebud and Beulah Mines. The Beulah Mine customer ended its unscheduled outage and resumed coal deliveries in July. However, deliveries to the Rosebud Mine’s customer are anticipated to be significantly reduced through the fourth quarter of 2009 when operations are projected to resume. During Rosebud’s customer-scheduled maintenance outage, it found unanticipated mechanical problems that required immediate replacement. The initial replacement parts were not successful in fixing the mechanical issues, further prolonging the maintenance outage far beyond the initial estimates. The power plant outages at Beulah and Rosebud are referred to herein as “the customer outages.” Additionally, due to unfavorable current economic and energy market conditions, the Company’s Absaloka and Jewett Mine’s remaining 2009 deliveries are also projected to decrease. These reductions in planned 2009 deliveries will reduce dividends and cash flows available to the Parent.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
As a result of the customer outages and unfavorable current economic and energy market conditions, the Company projects it will only be able to meet its projected cash requirements through December 2009. The Company is pursuing the following alternatives to remedy its liquidity issues and to continue to improve its overall cash flows:
•	The Company is currently in discussions with its lenders about amending covenants, increasing its revolving lines of credit, term debt, and the amount of operating subsidiary dividends available to the Parent;
•	The Company is evaluating its mining operation’s significant upcoming capital investments for deferral;
•	The Company is looking at the potential sale of one or more of its assets. There can be no assurance that any sale could be completed on a timely basis or on terms acceptable to the Company;
•	The Company is pursuing alternatives to meet future reclamation bond requirements with reduced amounts of cash collateral as it enters new mining areas;
•	The Company is attempting to improve its liquidity by improving the operating performance of its mines. The Company believes that improvements in productivity and a continued focus on cost control at its mining operations during 2009 and 2010 should improve its liquidity;
•	The Company froze its pension plan on July 1, 2009, and made stock contributions in the second quarter, both of which will reduce immediate cash expenditures; and
•	The Company continues to explore ways to reduce and eliminate portions of its heritage health benefit costs.
There can be no assurance that the Company will be successful in completing any of the contemplated transactions on terms acceptable to it, or at all, or that the other actions the Company contemplates will be successful in improving its cash flows or its liquidity.
2. ACCOUNTING POLICIES
Newly Adopted Accounting Pronouncements
In June 2009, the FASB issued and the Company adopted Statement No. 165, Subsequent Events or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim financial periods ending after June 15, 2009. The adoption of SFAS 165 did not affect the Company’s consolidated financial statements. The Company has evaluated subsequent events through August 10, 2009, the date of issuance of the consolidated financial statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
In April 2009, the FASB issued and the Company adopted SFAS 107-1, APB 28-1, Interim Disclosures About Fair Value of Financial Instrument. SFAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. SFAS 107-1, APB 28-1 is effective for interim periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements. See Note 12 Fair Value Measurements for these disclosures.
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
On January 1, 2009, the Company adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51. SFAS 160 establishes accounting and reporting standards for (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 requires noncontrolling interests (minority interests) to be reported as a separate component of equity. The amount of net income or loss attributable to the noncontrolling interest will be included in consolidated net income or loss on the face of the income statement. In addition, this statement requires that a parent recognize a gain or loss in net income or loss when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company recorded a $3.0 million net loss attributable to noncontrolling interest in the second quarter of 2009, which is reflected in the Company’s consolidated financial statements.
On January 1, 2009, the Company adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures addressing the following: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 was effective for fiscal years and interim periods beginning after November 15, 2008, and the Company included the required disclosure in Footnote 11.
In June 2008, the FASB released FSP EITF 03-6-1 on Emerging Issues Task Force Issue 03-6, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The Staff Position requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities as defined in EITF 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, and therefore, should be included in computing earnings per share using the two-class method. The Staff Position was effective for the Company as of January 1, 2009, but had no impact on the Company’s earnings per share calculation as of June 30, 2009.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
3. INVENTORIES
Inventory consisted of the following at June 30, 2009, and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Coal	$1,504	$1,697
Materials, fuel and supplies	25,268	22,957

Total	$26,772	$24,654

Materials and supplies are presented net of an allowance for slow-moving and obsolete inventories of $0.2 million at June 30, 2009, and $0.4 million at December 31, 2008, respectively.
4. RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Corporate:
Workers’ compensation bonds	$5,949	$5,759
Postretirement health benefit bonds	2,990	2,193
Coal Segment:
Westmoreland Mining — debt service reserve account	5,064	5,065
WRI Indian Coal Production Tax escrow	—	2,001
Reclamation bond collateral:
Rosebud Mine	12,513	13,489
Absaloka Mine	8,824	5,781
Beulah Mine	1,070	1,070
Jewett Mine	1,001	973
ROVA:
Debt protection accounts	8,386	8,391
Repairs and maintenance account	2,601	1,977
Ash reserve account	602	604

Total restricted investments and bond collateral	49,000	47,303
Less current portion	—	(2,001)

Total restricted investments and bond collateral, less current portion	$49,000	$45,302

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at June 30, 2009, are as follows (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$30,157	$30,157
Time deposits	11,589	11,589
Held-to-maturity	4,209	4,487
Available-for-sale	3,046	3,046

	$49,000	$49,278

The Company recorded an impairment of $0.2 million during the first six months of 2009 as a result of other-than-temporary declines in the value of marketable securities included in restricted investments and bond collateral.
Corporate
The Company is required to obtain surety bonds in connection with its self-insured workers’ compensation plan and certain health care plans. The Company’s surety bond underwriters require collateral to issue these bonds.
Coal Segment
The debt service reserve account required by the terms of the WML note purchase agreement dated June 26, 2008, which provides for six months of loan payments, was fully funded at June 30, 2009.
In April 2009, the final approval was received for the private letter ruling and all payments for the Indian Coal Production Tax Credit monetization transaction received by WRI were released from escrow.
ROVA
The debt protection accounts, which provide for three months of loan payments and related interest, required by the terms of its loan agreement with Prudential were fully funded at June 30, 2009.
The loan agreement also requires ROVA to fund a repairs and maintenance account up to a maximum amount of $2.6 million. The repairs and maintenance account was funded to $2.6 million at June 30, 2009.
The loan agreement also requires ROVA to fund an ash reserve account to $0.6 million. The ash reserve account was fully funded at June 30, 2009.
Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral
The amortized cost, gross unrealized holding gains and fair value of held-to-maturity securities at June 30, 2009 is as follows (in thousands):

Amortized cost	$4,209
Gross unrealized holding gains	278

Fair value	$4,487

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Maturities of held-to-maturity securities are as follows at June 30, 2009 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$544	$553
Due after five years to ten years	1,303	1,426
Due in more than ten years	2,362	2,508

	$4,209	$4,487

The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities at June 30, 2009, is as follows (in thousands):

Cost basis	$2,963
Gross unrealized holding gains	212
Gross unrealized holding losses	(129)

Fair value	$3,046

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Trade	$58,018	$64,962
Production taxes	24,381	26,056
Postretirement medical benefits	18,176	18,176
Asset retirement obligations	17,923	17,136
Deferred revenue	7,576	1,610
Accrued severance and other liabilities	4,298	7,947
Interest	1,166	1,314
Workers’ compensation	1,031	1,037
Bank overdrafts	772	983
Income taxes	713	2,009
Pension and SERP obligations	306	306

Total accounts payable and accrued expenses	$134,360	$141,536

6. RESTRUCTURING AND SEVERANCE
In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on an analysis of the Company’s internal operations, its future customer commitments, its current and potential markets, and its financial projections for profitability. The Company expects the final severance to be paid out through March 2011.
The table below represents the restructuring provision activity for the six months ended June 30, 2009 (in thousands):

Period	Beginning	Restructuring	Restructuring	Ending
Ending	Balance	Charges	Payments	Balance
6/30/2009	$2,089	$—	$(1,220)	$869

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
7. LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding at June 30, 2009, and December 31, 2008, under the Company’s lines of credit and long-term debt consist of the following:

	Total Debt Outstanding
	June 30,	December 31,
	2009	2008
	(In thousands)
Corporate debt:
Convertible notes	$9,843	$15,789
Westmoreland Mining debt:
Revolving line of credit	—	—
Term debt	125,000	125,000
Capital lease obligations	23,055	22,091
Other term debt	807	964
Westmoreland Resources, Inc:
Revolving line of credit	13,400	10,300
Term debt	5,299	6,375
Capital lease obligations	10,971	5,842
ROVA debt:
Revolving line of credit	—	—
Term debt	66,688	82,792

Total debt outstanding	$255,063	$269,153

The ROVA term debt includes debt premiums of $1.1 million and the convertible notes include a debt discount of $6.7 million at June 30, 2009. The balance of the convertible notes at December 31, 2008, did not include a debt discount, as the accounting guidance requiring the Company to record a debt discount became effective January 1, 2009.
The following table presents the maturities of all long-term debt and revolving credit facilities outstanding at June 30, 2009 (in thousands). This table has been revised from the table disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, as a result of WML’s loan covenant default and potential future cross defaults on the Company’s convertible notes and WRI term debt.

Remainder of 2009	$173,893
2010	16,357
2011	14,613
2012	15,401
2013	15,453
Thereafter	24,877

$260,594

Convertible Debt
The Company paid interest on its 9% senior secured convertible notes in kind through the issuance of $0.7 million of additional notes during the first six months of 2009. This resulted in an additional 71,847 shares of Common Stock being issuable on conversion of the convertible notes at a conversion price of $10.00 per share, bringing the total to 1,650,692 shares at June 30, 2009.
On January 1, 2009, the Company adopted EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. See Note 11 for additional information.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The note purchase agreement contains affirmative and negative covenants. The notes may be declared immediately due and payable upon the occurrence of certain events of default, and the notes are immediately due and payable without declaration upon the occurrence of other events of default. The Company’s default on the WML loan at June 30, 2009, as discussed below, triggered a cross default under this debt agreement. The lenders under this convertible note agreement have waived such default only as of June 30, 2009. In the absence of a waiver beyond June 30, 2009, the Company has classified $11.0 million of outstanding convertible notes formerly classified as noncurrent to a current liability in the Consolidated Balance Sheet.
Westmoreland Mining LLC
In the six months ended June 30, 2009, WML repaid $2.6 million of its outstanding debt and entered into capital leases agreements in the amount of $3.4 million. The weighted average interest rate for WML’s capital leases and other term debt was 7.60% and 6.16%, respectively, at June 30, 2009.
No balance was outstanding on the $25.0 million revolver at June 30, 2009. As of June 30, 2009, a letter of credit for $1.9 million was supported by WML’s revolver.
WML’s lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants. At June 30, 2009, WML defaulted on a leverage ratio covenant in its debt agreement as a result of customer outages. The leverage ratio is calculated using EBITDA, as defined by the agreement, for the previous four quarters and as a result WML believes it will not be able to meet the leverage ratio measurement for at least the next three quarters. WML is currently in discussions with its lenders regarding resolution but in the absence of a waiver, the Company has classified $125.0 million of outstanding WML debt formerly classified as noncurrent to a current liability in the Consolidated Balance Sheet.
As a result of the non-compliance, WML’s lenders may impose additional operating and financial restrictions, the payment of additional fees, acceleration of the amortization schedule, an increase in the interest rates charged, or a foreclosure on the assets securing such indebtedness. Specifically, until a resolution is reached, the lenders have limited WML’s ability to access funds under its $25.0 million revolver.
Westmoreland Resources, Inc.
In the six months ended June 30, 2009, WRI repaid $1.5 million of its outstanding term debt and capital lease obligations and entered into capital lease agreements in the amount of $5.6 million. The weighted average interest rate for WRI’s capital leases was 7.62% at June 30, 2009. Interest on both WRI’s term debt and the revolving credit facility is payable at the prime rate (3.25% per annum at June 30, 2009).
WRI’s $20.0 million revolving line of credit had an outstanding balance of $13.4 million at June 30, 2009.
WRI’s business loan agreement requires it to comply with numerous covenants and minimum financial ratio requirements primarily related to debt coverage, tangible net worth, capital expenditures, and its operations. As of June 30, 2009, WRI was in compliance with such covenants. However, the Company’s default on the WML loan at June 30, 2009, could potentially trigger a future cross default on the WRI term debt. As a result, the Company has classified $3.2 million of its WRI term debt formerly classified as noncurrent to a current liability.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
ROVA
In the six months ended June 30, 2009, ROVA repaid $15.9 million of its outstanding debt, which included payments of $3.6 million for floating rate term debt and $12.3 million for fixed rate term debt.
ROVA’s $6.0 million revolving loan had no balance outstanding as of June 30, 2009. Interest on the revolving loan is payable quarterly at the three-month LIBOR rate plus 1.375% (2.03% per annum at June 30, 2009).
The fixed rate term debt and the revolving loan are secured by a pledge of the quarterly cash distributions from ROVA. ROVA is required to comply with numerous loan covenants primarily related to interest and fixed charge coverage and its operations. As of June 30, 2009, ROVA was in compliance with such covenants.
8. HERITAGE HEALTH BENEFIT EXPENSES
The caption “Heritage health benefit expenses” used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Health care benefits	$4,893	$6,638	$10,948	$13,283
Combined benefit fund payments	802	880	1,604	1,762
Workers’ compensation benefits	160	146	301	292
Black lung benefits (credit)	1,170	579	1,155	(129)

Total	$7,025	$8,243	$14,008	$15,208

In the second quarter of 2009, the Company recorded a gain of $0.8 million, related to a settlement of past heritage claims.
9. PENSION AND POSTRETIREMENT MEDICAL BENEFITS
The Company provides pension and postretirement medical benefits to qualified full-time employees and retired employees and their dependents, the majority of which are mandated by the Coal Industry Retiree Health Benefit Act of 1992. The Company incurred costs of providing these pension benefits during the three and six months ended June 30, 2009 and 2008, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$674	$768	$1,347	$1,536
Interest cost	1,278	1,108	2,557	2,315
Expected return on plan assets	(822)	(1,026)	(1,644)	(2,052)
Amortization of deferred items	652	224	1,304	350

Total net periodic benefit cost	$1,782	$1,074	$3,564	$2,149

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
As part of the WML refinancing, the Company is required by loan covenants to ensure that by September 15th of each year, the value of its pension assets are at least 90% of each of the plan’s year end actuarially determined pension liability.
The Company contributed $1.3 million in cash and $4.0 million in company stock in the first six months of 2009 and estimates it will contribute an additional $0.5 million during the remainder of 2009 to achieve this 90% funding status required by loan covenants.
The Company incurred costs of providing these postretirement medical benefits during the three and six months ended June 30, 2009 and 2008, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$223	$182	$447	$362
Interest cost	4,189	4,204	8,375	9,013
Amortization of deferred items	1,799	2,381	3,598	4,160

Total net periodic benefit cost	$6,211	$6,767	$12,420	$13,535

The following table shows the net periodic medical benefit costs that relate to current operations and former mining operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Former mining operations	$5,644	$6,370	$11,289	$12,739
Current operations	567	397	1,131	796

Total net periodic benefit cost	$6,211	$6,767	$12,420	$13,535

The costs for the former mining operations are included in Heritage health benefit expenses and the costs for current operations are included as operating expenses.
The Company expects to pay approximately $19.1 million for postretirement medical benefits during 2009, net of Medicare Part D reimbursements. A total of $4.7 million and $9.1 million were paid in the three and six months ended June 30, 2009, respectively, net of Medicare Part D reimbursements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
10.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLES, AND RECLAMATION DEPOSITS
The asset retirement obligations, contractual third-party reclamation receivables, and reclamation deposits at June 30, 2009, for each of the Company’s mines and ROVA are summarized below (in thousands):

		Contractual
	Asset	Third-Party
	Retirement	Reclamation	Reclamation
	Obligations	Receivables	Deposits

Rosebud	$129,063	$16,462	$71,168
Jewett	64,594	64,594	—
Absaloka	16,160	621	—
Beulah	15,081	—	—
Savage	2,322	—	—
ROVA	508	—	—

Total	$227,728	$81,677	$71,168

Asset Retirement Obligations
Changes in the Company’s asset retirement obligations during the six months ended June 30, 2009 and 2008, were (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Asset retirement obligations, beginning of period	$222,708	$206,497
Accretion	8,715	7,658
Settlements (final reclamation performed)	(3,695)	(3,637)
Changes due to amount and timing of reclamation	—	(1,992)

Asset retirement obligations, end of period	227,728	208,526
Less current portion	(17,923)	(10,844)

Asset retirement obligations, less current portion	$209,805	$197,682

The Company estimates that the cost of final reclamation for its mines and ROVA when they are closed in the future will total approximately $446.4 million, with a present value of $227.7 million.
Contractual Third-Party Reclamation Receivables
The Company has recognized as an asset of $81.7 million as contractual third-party reclamation receivables, representing the present value of obligations of certain customers to reimburse the Company for a portion of the asset retirement costs at the Company’s Rosebud, Jewett, and Absaloka Mines.
Reclamation Deposits
The Company’s reclamation deposits will be used to fund final reclamation activities. These deposits include held-to-maturity and available-for-sale securities. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts calculated on the effective interest method. Interest income is recognized when earned. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The Company’s carrying value and estimated fair value of its reclamation deposits at June 30, 2009, are as follows (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$28,179	$28,179
Held-to-maturity	25,113	26,204
Time deposits	15,097	15,097
Available-for-sale	2,780	2,780

	$71,168	$72,260

The Company recorded an impairment of $0.3 million during the first six months of 2009 as a result of other-than-temporary declines in the value of marketable securities included in reclamation deposits.
The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at June 30, 2009, is as follows (in thousands):

Amortized cost	$25,113
Gross unrealized holding gains	1,097
Gross unrealized holding losses	(6)

Fair value	$26,204

Maturities of held-to-maturity securities are as follows at June 30, 2009 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$1,915	$1,913
Due in five years or less	2,017	2,091
Due after five years to ten years	6,339	6,585
Due in more than ten years	14,842	15,615

	$25,113	$26,204

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at June 30, 2009, are as follows (in thousands):

Cost basis	$2,401
Gross unrealized holding gains	379

Fair value	$2,780

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

Derivative Liabilities
The Company evaluates all of its financial instruments to determine if such instruments are derivatives, derivatives that qualify for the normal purchase normal sale exception prescribed by SFAS No. 133, or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting.
In May 2009, the Company entered into derivative contracts for purchases of diesel fuel and unleaded gasoline. These contracts qualified for the normal purchases normal sale exception prescribed by SFAS No. 133.
A Binomial Lattice model was used to value the Company’s convertible debt instrument using the following assumptions at June 30, 2009:

		Risk-Free
Stock Price	Volatility	Rate	Bond Yield
$8.10	69%	1.99%	11.51%
A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s warrant using the following assumptions at June 30, 2009:

Number of Shares	Dividend		Risk-Free	Expected Life
included in Warrant	Yield	Volatility	Rate	(in years)
172,865	None	122%	0.56%	1.1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet were as follows (in thousands):

		June 30,	December 31,
Derivative Instruments	Balance Sheet Location	2009	2008
Convertible debt	Other liabilities	$1,326	$—
Warrant	Other liabilities	364	—
The effect of derivative instruments not designed as hedging instruments on the accompanying Consolidated Statements of Operations was as follows (in thousands):

		Income Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivative Instruments	Statement of Operations Location	2009	2008	2009	2008
Derivative liabilities	Other income	$403	$—	$4,462	$—
12. FAIR VALUE MEASUREMENTS
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not materially impact the Company’s consolidated financial statements. See Notes 4, 10 and 11 for additional disclosures related to fair value measurements.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value (in thousands):

	Fair value at June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$3,046	$—	$—	$3,046
Available-for-sale investments included in Reclamation deposits	2,780	—	—	2,780

Total assets	$5,826	$—	$—	$5,826

Liabilities:
Convertible debt	$—	$—	$1,326	$1,326
Warrant	—	—	364	364

Total liabilities	$—	$—	$1,690	$1,690

The following table summarizes the change in the fair values of the derivative instrument liabilities categorized as Level 3 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Beginning balance	$2,064	$—
January 1, 2009, beginning balance adjustment pursuant to adoption of EITF 07-5	—	6,082
Additional debt discount	29	70
Change in fair value	(403)	(4,462)

Ending balance	$1,690	$1,690

The Company calculates the fair value of its debt by using discount rate estimates based on interest rates as of June 30, 2009. The estimated fair value at June 30, 2009, of the Company’s debt with fixed interest rates, excluding conversion feature values, are as follows (in thousands):

Carrying Value	Fair Value
$208,196	$197,421
13. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has outstanding Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. The quarterly dividends, which are accumulated through and including July 1, 2009, amount to $17.9 million in the aggregate ($111.78 per preferred share or $27.94 per Depositary Share). Under the terms of the Series A Preferred Stock, the Company can redeem preferred shares at any time for the redemption value of $25.00 plus accumulated dividends paid in cash; however, the Company’s convertible note purchase agreement prohibits the Company from paying dividends on or redeeming preferred or common stock so long as the convertible notes are outstanding.
Restricted Net Assets
At June 30, 2009, the subsidiaries of the Parent had approximately $103.3 million of net assets that were not available to be transferred to the Parent in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
14. INCENTIVE STOCK OPTIONS, STOCK APPRECIATION RIGHTS, AND PERFORMANCE UNITS
The Company recognizes share-based compensation expense in accordance with SFAS No. 123(R). Compensation cost arising from share-based arrangements for the three and six months ended June 30, 2009 and 2008, are shown in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Recognition of fair value of SARs, stock options, and restricted stock over vesting period	$402	$301	$245	$442
Matching contributions to the Company’s 401(k) plan	427	370	856	801
Compensation expense (credit) for performance units based on increases in the Company’s stock price	(19)	143	(19)	143

Total share-based compensation expense	$810	$814	$1,082	$1,386

The only active performance unit plan expired June 30, 2009.
Restricted Stock
A summary of restricted stock award activity for the six months ended June 30, 2009, is as follows:

		Weighted
		Average
	Common	Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2008	102,916	$15.94
Grants	19,524	8.58
Vested	(19,524)	8.58
Cancelled	(100,000)	15.80

Non-vested at June 30, 2009	2,916	$20.57

The unamortized compensation expense for restricted stock awards at June 30, 2009, was less than $0.1 million.
In July 2009, 96,000 restricted stock units were granted and will vest ratably over a three year period.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
SARs
Information with respect to SARs activity for the six months ended June 30, 2009, is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Base	Life	Intrinsic
	SARs	Price	(in years)	Value
Outstanding at December 31, 2008	207,067	$22.03
Expired or forfeited	(15,133)	$21.55

Outstanding at June 30, 2009	191,934	$22.07	6.2	$—

SARs exercisable at June 30, 2009	174,642	$21.83	6.1	$—

The amount of unamortized compensation expense for SARs outstanding at June 30, 2009, was less than $0.1 million, which is expected to be recognized over the next year.
Stock Options
Information with respect to stock option activity for the six months ended June 30, 2009, is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Stock	Exercise	Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at December 31, 2008	387,724	$18.89
Expired or forfeited	(32,500)	$20.57

Outstanding at June 30, 2009	355,224	$18.74	5.9	$11,813

Options exercisable at June 30, 2009	205,474	$16.80	3.7	$11,813

The amount of unamortized compensation expense for options outstanding at June 30, 2009, was $1.2 million, which is expected to be recognized over the next two years.
15. EARNINGS PER SHARE
Basic earnings (loss) per share have been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock appreciation rights, restricted stock and warrants. No such items were included in the computation of diluted loss per share in the three or six months ended June 30, 2009 or 2008, because the Company incurred a loss from operations in each of these periods and the effect of inclusion would have been anti-dilutive.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation for both the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three and Six Months Ended
	June 30,
	2009	2008
Convertible debt shares	1,651	1,639
Stock option, SARs, restricted stock and warrant shares	722	761

Total shares excluded from diluted shares calculation	2,373	2,400

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Summarized financial information by segment for the three and six months ended June 30, 2009 and 2008, are as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)

Three Months Ended June 30, 2009
Revenues	$81,229	$23,551	$—	$—	$104,780
Depreciation, depletion, and amortization	7,785	2,417	—	94	10,296
Operating income (loss)	(569)	5,190	(8,304)	(2,566)	(6,249)
Total assets	541,812	234,880	5,293	11,378	793,363
Capital expenditures	6,963	971	—	50	7,984
Three Months Ended June 30, 2008
Revenues	$92,471	$20,952	$—	$—	$113,423
Depreciation, depletion, and amortization	7,157	2,424	—	82	9,663
Operating income (loss)	446	2,781	(8,831)	(3,423)	(9,027)
Total assets	531,355	247,541	5,628	11,213	795,737
Capital expenditures	8,220	230	—	36	8,486
Six Months Ended June 30, 2009
Revenues	$181,182	$45,395	$—	$—	$226,577
Depreciation, depletion, and amortization	15,975	4,867	—	186	21,028
Operating income (loss)	1,751	8,170	(16,129)	(4,446)	(10,654)
Total assets	541,812	234,880	5,293	11,378	793,363
Capital expenditures	14,566	1,244	—	60	15,870
Six Months Ended June 30, 2008
Revenues	$200,813	$44,203	$—	$—	$245,016
Depreciation, depletion, and amortization	14,901	4,846	—	163	19,910
Restructuring charges	155	—	—	473	628
Operating income (loss)	8,440	8,253	(15,945)	(7,496)	(6,748)
Total assets	531,355	247,541	5,628	11,213	795,737
Capital expenditures	12,168	306	—	71	12,545
A reconciliation of segment loss from operations to consolidated loss before income taxes follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Loss from operations	$(6,249)	$(9,027)	$(10,654)	$(6,748)
Interest expense	(5,681)	(5,670)	(11,516)	(11,556)
Interest expense attributable to beneficial conversion feature	—	(377)	—	(8,108)
Interest income	790	941	1,677	2,553
Other income	477	135	4,084	216
Loss on extinguishment of debt	—	(3,834)	—	(5,178)

Loss before income taxes	$(10,663)	$(17,832)	$(16,409)	$(28,821)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
17. COMMITMENTS
Fuel Supply Contracts
In May 2009, the Company entered into fuel supply contracts for diesel fuel and unleaded gasoline, under which the Company agrees to purchase all of its fuel requirements for two of its subsidiaries from one supplier. These contracts are effective from June 1, 2009 through December 31, 2010. The contracts stipulate a minimum purchase of 4.1 million gallons of diesel fuel per year, prorated for partial calendar years. The estimated yearly fuel requirements covered under these contracts is between 5.6 million to 6.4 million gallons.
The Company is required to purchase 2.0 million gallons of diesel fuel through the remainder of 2009 to fulfill its minimum purchase obligation.
Long-Term Sales Contracts
The following table presents an estimate of the sales tonnages under the Company’s existing long-term contracts. This table has been revised from the table disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, due to:
•	New contracts
•	Customer outages occurring after planned outages affecting the Company’s Rosebud and Beulah Mines during second quarter 2009. The Beulah Mine customer ended its unscheduled outage and resumed coal deliveries in July. However, deliveries to the Rosebud Mine’s customer are anticipated to be significantly reduced through the fourth quarter of 2009 when operations are projected to resume.
•	Unfavorable current economic and energy market conditions causing the Company’s Absaloka and Jewett Mine’s remaining 2009 delivery projections to decrease.
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

Projected Sales Tonnage Under
Existing Long-Term Contracts
as of June 30, 2009
(In millions of tons)
Remainder of 2009	13.1
2010	24.1
2011	19.7
2012	18.2
2013	18.2
Thereafter	98.6

Total	191.9

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
18. CONTINGENCIES
Royalty Claims by Minerals Management Service and Related Tax Claims by Montana Department of Revenue
The U.S. Minerals Management Service, or MMS, has asserted numerous transportation and gross inequity claims against Western Energy Company, or WECO, which is a subsidiary of WML. This claim involves federal coal royalties and state taxes allegedly due and owing on payments received by WECO from customers.
Transportation Claims
MMS claims that revenues earned by WECO under the Transportation Agreement with its customers are, in reality, payments for the production of coal, and therefore royalty and tax bearing.
In October 2008, a settlement agreement for WECO and its customers with MMS was reached and on July 9, 2009, this agreement was finalized. All claims with MMS for the periods prior to December 31, 2007, were settled for a total of $12.2 million, with WECO responsible for $2.4 million of that amount and the customers responsible for the $9.8 million balance. WECO and its customers also reached a joint settlement with the MMS for periods subsequent to December 31, 2007, which resulted in a total amount of approximately $0.9 million owed to the MMS for 2008 and the first six months of 2009, with WECO’s portion representing approximately $0.2 million and the customers paying the $0.7 million balance. WECO’s additional expense for state taxes resulting from this settlement for the years 2009 through 2019 are expected to be less than $0.1 million per year.
As of June 30, 2009, the Company’s consolidated financial statements reflect $13.1 million of cost of sales and a corresponding liability for the total exposure for all periods through June 30, 2009 and $10.5 million of revenue and a corresponding receivable for the customer portion of the settlement for all periods through June 30, 2009. The majority of this settlement was recorded in the third quarter of 2008, when $12.6 million of cost of sales and a corresponding liability along with $10.1 million of revenue and a corresponding receivable were recorded.
Gross Inequity Claim
MMS issued a demand for a royalty payment in connection with a settlement agreement dated February 21, 1997, between WECO and its customer, Puget Sound Energy, which reduced the price of coal paid by Puget Sound. MMS and WECO entered into a settlement agreement in November 2008 for approximately $1.3 million and this agreement was finalized July 9, 2009. Puget Sound Energy has agreed to reimburse WECO for all of the settlement costs.
As of June 30, 2009 the Company’s consolidated financial statements reflect an estimated $1.3 million of cost of sales and a corresponding liability for the total exposure for all periods through June 30, 2009 and an estimated $1.3 million of revenue and a corresponding receivable for the customer portion of the settlement for all periods through June 30, 2009. This settlement was accrued for in the fourth quarter of 2008.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
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
Although the stays noted above remain in place, the Delaware bankruptcy court recently ruled on one issue pertinent to the Company’s case, finding that the claims the McGreevey plaintiffs assert against the officers and directors of Touch America are derivative and belong to the Touch America trustees. The Montana court is aware of this ruling, and is arranging a mediated settlement conference in McGreevey to attempt to revive, in some form, the tentative settlement reached over two years ago. The Company believes it is not a legitimate defendant in this case, thus has not accrued a reserve for this matter.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
19. SUBSEQUENT EVENT
The Company has evaluated all events occurring after the June 30, 2009, balance sheet date through August 10, 2009, the date of issuance of these consolidated financial statements for necessary subsequent event disclosures. The following item below met the requirements for subsequent event disclosures.
Pension Freeze and Postretirement Medical Plan Changes
The Company’s Westmoreland Retirement Plan was frozen effective July 1, 2009; as a result, future benefits will not accrue under this plan. Also effective July 1, 2009, the Company instituted an enhanced match of company stock in its 401(k) plan. The impact of these transactions on the Company’s consolidated financial statements has not been determined.
In July 2009, the Company notified non-represented employees and retirees that it is taking steps to reduce or eliminate those individual’s postretirement medical benefits effective September 1, 2009.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Forward-Looking Information
Throughout this Form 10-Q, we make statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled Risk Factors (refer to Part I, Item 1A in our 2008 Form 10-K and see Part II, Item 1A below). Specific factors that could cause actual results to differ materially from such forward-looking statements include, among others, the following:
•	worldwide economic conditions;
•	our ability to produce coal at existing and planned future operations;
•	changes in postretirement medical benefit and pension obligations;
•	availability and costs of credit, surety bonds and letters of credit;
•	inability to expand coal operations due to limitations in obtaining bonding capacity to back new mining permits;
•	our ability to maintain compliance with debt covenant requirements or obtain waivers from our lenders in cases of non-compliance;
•	the ability of our subsidiaries to pay dividends to the Parent due to restrictions in our debt arrangements;
•	our ability to negotiate profitable coal contracts, price reopeners and extensions;
•	our ability to maintain satisfactory labor relations;
•	financial stability of our customers, and their ability to continue to comply with their contractual commitments in a timely manner;
•	disruptions in delivery or changes in pricing from third party vendors of goods and services which are necessary for our operations, such as fuel, steel products, explosives and tires;
•	impact of weather on demand, production and transportation;
•	the performance of our Roanoke Valley power plants and the structure of its contracts with its lenders and Dominion Virginia Power;
•	coal’s market share of electricity generation;
•	the effect of prolonged maintenance or unplanned outages at our major power generating customers;
•	our ability to successfully negotiate a waiver and amendments with our WML lenders due to the breach of the leverage ratio covenant;
•	our ability to successfully increase our revolving lines of credit to cover anticipated cash shortfalls in the fourth quarter of 2009;

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
•	future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particular matter or greenhouse gases; and
•	our ability to raise additional capital, our access to financing and our ability to sell assets as discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
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
Our Absaloka Mine is owned by our subsidiary, Westmoreland Resources, Inc., or WRI. The right to mine coal at our Absaloka Mine has been subleased to an affiliated entity whose operations we control. The Beulah, Jewett, Rosebud, and Savage Mines are owned through our subsidiary, Westmoreland Mining LLC, or WML.
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
We are a holding company and conduct our operations through subsidiaries, which generally have obtained separate financing. As a holding company, we have significant cash requirements to fund our ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to us are from distributions from our principal operating subsidiaries. Each of WML, ROVA and WRI has a credit agreement that contains covenants applicable to that subsidiary. Only the WRI agreement permits dividends to be paid by WRI to us without restriction.
In the second quarter 2009, we defaulted on a loan covenant in our WML debt agreement. See Note 7 for additional details on this default.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
During the second quarter of 2009, unscheduled customer outages occurred after planned maintenance outages, which affected our Rosebud and Beulah Mines. The Beulah Mine customer ended its unscheduled outage and resumed coal deliveries in July. However, deliveries to our Rosebud Mine’s customer are anticipated to be significantly reduced through the fourth quarter of 2009 when operations are projected to resume. During Rosebud’s customer-scheduled maintenance outage, it found unanticipated mechanical problems that required immediate replacement. The replacement parts were not successful in fixing the mechanical issues, further prolonging the maintenance outage far beyond the initial estimates. The power plant outages at Beulah and Rosebud are referred to herein as “the customer outages.” Additionally, due to unfavorable current economic and energy market conditions, our Absaloka and Jewett Mine’s remaining 2009 deliveries are also projected to decrease. These reductions in planned 2009 deliveries will reduce dividends and cash flows available to us.
RESULTS OF OPERATIONS
Items that Affect Comparability of Results
For the three and six months ended June 30, 2009 and 2008, our results have included items that significantly affected net loss. The pretax income (expense) components of these items were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Fair value adjustment on derivatives and related amortization of debt discount	$152	—	3,975	—
Heritage settlement	756	—	756	—
Interest expense attributable to beneficial conversion feature	—	(377)	—	(8,108)
Loss on extinguishment of WML debt	—	(3,834)	—	(3,834)
Loss on extinguishment of power debt	—	—	—	(1,344)
Restructuring charges	—	—	—	(628)

Total impact	$908	(4,211)	4,731	(13,914)

Items recorded in the six months ended June 30, 2009
•	We recorded income of $4.0 million following the adoption of EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. This impact included $4.5 million of other income resulting from the mark-to-market accounting of the decrease in the value of the conversion feature in our convertible notes and a decrease in the value of our warrant, which was offset with $0.5 million of interest expense related to amortization of the debt discount recorded as a result of the valuation of the conversion feature.
•	We recorded a gain of $0.8 million related to a settlement of past heritage claims, as a result of efforts to reduce our heritage costs.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Items recorded in the six months ended June 30, 2008
•	We recorded $8.1 million of interest expense related to the beneficial conversion feature in the convertible notes we issued in March 2008, as the conversion price was lower than the fair market value of our common stock at the time of issuance. We recorded an adjustment to our 2009 opening Accumulated deficit as part of our adoption of EITF 07-5, which reversed the impact of this expense through Accumulated deficit.
•	We refinanced our WML debt and as a result recorded losses of $3.8 million for the extinguishment of debt.
•	We refinanced our power debt and as a result recorded losses of $1.3 million for the extinguishment of debt.
•	In 2007, we initiated a restructuring plan in order to reduce the overall cost structure of the Company. As a result, in the first six months of 2008 we recorded restructuring charges of $0.6 million. The restructuring charges related to termination benefits and outplacement costs.
Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008
Summary
Our second quarter 2009 sales decreased to $104.8 million compared with $113.4 million in the second quarter of 2008. This decrease was primarily driven by an $11.2 million decrease in our coal segment revenues due to the customer outages. This decrease was partially offset with a $2.6 million increase in our power segment revenues related to an increase in megawatt hours sold.
Our second quarter 2009 net loss applicable to common shareholders decreased to $7.9 million compared with a $18.3 million loss in the second quarter of 2008. Excluding the $0.9 million of second quarter 2009 income and the $4.2 million of second quarter 2008 expenses (discussed in Items that Affect Comparability of Our Results), our net loss decreased by $5.3 million. The primary factors, in aggregate, driving this decrease in net loss were:
•	Recording $3.0 million in net loss attributable to noncontrolling interest related to a partially owned consolidated subsidiary, which reduced our loss;
•	A $2.4 million increase in our power segment operating income resulting primarily from increased megawatt hours sold as a result of planned and unplanned outages occurring in the second quarter of 2008;
•	A $1.0 million decrease in our coal segment operating income. This decrease was primarily driven by reduced tonnages sold due to the customer outages, and was partially offset by income from our Indian Coal Production Tax Credit monetization transaction;

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
•	A $0.9 million decrease in our corporate expenses related to cost control efforts and reduction in our stock compensation expenses;
•	A $0.2 million increase in heritage costs primarily driven by costs related to future cost containment efforts; and
•	A $0.2 million decrease in income taxes related to lower state taxable income primarily driven by the customer outages.
Coal Segment
The following table shows comparative coal revenues, operating income (loss) and production, and percentage changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2009	2008	$	%
		(In thousands)
Revenues	$81,229	$92,471	$(11,242)	(12.2)%
Operating income (loss)	(569)	446	(1,015)	(227.6)%
Tons sold — millions of equivalent tons	5.1	6.3	(1.2)	(19.0)%
Our second quarter 2009 coal revenues decreased to $81.2 million, compared with $92.5 million in the second quarter of 2008. This decrease occurred primarily from a decrease of 1.2 million tons sold as a result of the customer outages. Additionally, due to unfavorable current economic and energy market conditions, our Absaloka and Jewett Mine’s remaining 2009 deliveries are also projected to decrease.
Our coal segment’s operating loss was $0.6 million in the second quarter of 2009, compared to operating income of $0.4 million in the second quarter of 2008. Of this decrease, approximately $7.8 million was due to reduced tonnages sold as a result of the customer outages. This decrease was partially offset with approximately $6.8 million of income recognized from our Indian Coal Production Tax Credit monetization transaction.
Power Segment
The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2009	2008	$	%
		(In thousands)
Revenues	$23,551	$20,952	$2,599	12.4%
Operating income	5,190	2,781	2,409	86.6%
Megawatts hours — thousands	421	375	46	12.3%
Our second quarter 2009 power segment revenues increased to $23.6 million compared to $21.0 million in the second quarter 2008. This increase is primarily from increased megawatt hours sold as a result of planned and unplanned outages occurring in the second quarter of 2008.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Our power segment’s operating income increased to $5.2 million in the second quarter of 2009 compared to $2.8 million in the second quarter of 2008. This increase was primarily driven by increased megawatt hours sold as a result of planned and unplanned outages occurring in the second quarter of 2008.
Heritage Segment
The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2009	2008	$	%
		(In thousands)
Health care benefits	$4,893	$6,638	$(1,745)	(26.3)%
Combined benefit fund payments	802	880	(78)	(8.9)%
Workers’ compensation benefits	160	146	14	9.6%
Black lung benefits	1,170	579	591	102.1%

Total heritage health benefit expenses	7,025	8,243	(1,218)	(14.8)%

Selling and administrative costs	1,279	613	666	108.6%
Gain on sale of assets	—	(25)	25	(100.0)%

Heritage segment operating loss	$8,304	$8,831	$(527)	(6.0)%

Our second quarter 2009 heritage operating expenses were $8.3 million compared to $8.8 million in the second quarter of 2008. Excluding the heritage settlement of $0.8 million in the second quarter of 2009 (discussed in Items that Affect Comparability of Our Results), our heritage segment operating expenses increased by $0.3 million. This increase was primarily driven by costs related to containment efforts and unfavorable changes in the valuation of our Black Lung benefit’s trust assets and liabilities. These increases were partially offset with favorable health care benefit experience. We continue to explore and pursue efforts towards the reduction, as well as, elimination of portions of our heritage health benefit costs.
Corporate Segment
Our corporate segment’s operating expenses totaled $2.6 million in the second quarter of 2009 compared to $3.4 million in the second quarter of 2008. This decrease related to cost control efforts and a reduction in our stock compensation expense.
Other income (expense)
Our second quarter 2009 other expense decreased to $4.4 million compared with $8.8 million of expense in the second quarter of 2008. Excluding the $0.2 million impact of the fair value adjustment on derivative and related amortization of debt discount, $0.4 million of interest on the beneficial conversion feature associated with our convertible debt issued in 2008 and the $3.8 million loss in 2008 on the extinguishment of our WML debt (discussed in Items that Affect Comparability of Our Results), our other expense remained virtually unchanged.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Summary
Our sales for the first six months of 2009 decreased to $226.6 million compared with $245.0 million in the first six months of 2008. This decrease was primarily driven by a $19.6 million decrease in our coal segment revenues due to the customer outages. This decrease was partially offset with a $1.2 million increase in our power segment revenues related to an increase in megawatt hours sold.
Our net loss applicable to common shareholders for the first six months of 2009 decreased to $14.0 million compared with a $29.7 million loss in the first six months of 2008. Excluding $4.7 million of income in the first six months of 2009 and the $13.9 million of expenses from items in the first six months of 2008 (discussed in Items that Affect Comparability of Our Results), our net loss increased by $2.9 million. The primary factors, in aggregate, driving this increase in net loss were:
•	A $6.8 million decrease in our coal segment operating income. This decrease was primarily driven by reduced tonnages sold due to the customer outages, and was partially offset by income from our Indian Coal Production Tax Credit monetization transaction;
•	Recording $3.0 million in net loss attributable to noncontrolling interest related to a partially owned consolidated subsidiary, which reduced our loss;
•	A $2.5 million decrease in our corporate expenses related to cost control efforts and a reduction in our stock compensation expense;
•	A $0.9 million increase in heritage costs primarily driven by administrative costs related to future cost containment efforts;
•	A $0.9 million decrease in interest income, which was partially offset with a $0.5 million decrease in interest expense as a result of debt refinancing;
•	A $0.5 million increase in other expense related to other-than-temporary impairment charges taken on our investments; and
•	A $0.2 million decrease in income taxes related to lower state taxable income primarily driven by the customer outages.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Coal Segment
The following table shows comparative coal revenues, operating income and production, and percentage changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2009	2008	$	%
		(In thousands)
Revenues	$181,182	$200,813	$(19,631)	(9.8)%
Operating income	1,751	8,440	(6,689)	(79.3)%
Tons sold — millions of equivalent tons	11.8	14.0	(2.2)	(15.7)%
Our coal revenues for the first six months of 2009 decreased to $181.2 million, compared with $200.8 million in the first six months of 2008. This decrease occurred primarily from a decrease of 2.2 million tons sold as a result of the customer outages. Additionally, due to unfavorable current economic and energy market conditions, our Absaloka and Jewett Mine’s remaining 2009 deliveries are also projected to decrease.
Our coal segment’s operating income decreased to $1.8 million in the first six months of 2009, compared to $8.4 million in the first six months of 2008. Of this decrease, approximately $13.4 million was due to reduced tonnages sold as a result of the customer outages. This decrease was partially offset with approximately $6.8 million of income recognized from our Indian Coal Production Tax Credit monetization transaction.
Power Segment
The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2009	2008	$	%
		(In thousands)
Revenues	$45,395	$44,203	$1,192	2.7%
Operating income	8,170	8,253	(83)	(1.0)%
Megawatts hours — thousands	838	811	27	3.3%
Our power segment revenues for the first six months of 2009 increased to $45.4 million compared to $44.2 million in the first six months of 2008. This increase occurred primarily driven by increased megawatt hours sold as a result of planned and unplanned outages occurring in the second quarter of 2008.
Our power segment’s operating income remained virtually unchanged from the first six months of 2009 compared to the first six months of 2008 as maintenance costs offset the increase in revenues.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Heritage Segment
The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2009	2008	$	%
		(In thousands)
Health care benefits	$10,948	$13,283	$(2,335)	(17.6)%
Combined benefit fund payments	1,604	1,762	(158)	(9.0)%
Workers’ compensation benefits	301	292	9	3.1%
Black lung benefits (credits)	1,155	(129)	1,284	(995.3)%

Total heritage health benefit expenses	14,008	15,208	(1,200)	(7.9)%

Selling and administrative costs	2,121	762	1,359	178.3%
Gain on sale of assets	—	(25)	25	(100.0)%

Heritage segment operating loss	$16,129	$15,945	$184	1.2%

Our heritage operating expenses for the first six months of 2009 were $16.1 million compared to $15.9 million in the first six months of 2008. Excluding the heritage settlement of $0.8 million in the second quarter of 2009 (discussed in Items that Affect Comparability of Our Results), our heritage segment operating expenses increased by $1.0 million. This increase was primarily driven by costs related to containment efforts and unfavorable changes in the valuation of our Black Lung benefit’s trust assets and liabilities. These increases were partially offset with favorable health care benefit experience. We continue to explore and pursue efforts towards the reduction or elimination of portions of our heritage health benefit costs.
Corporate Segment
Our corporate segment’s operating expenses totaled $4.4 million in the first six months of 2009 compared to $7.5 million in the first six months of 2008. Excluding the restructuring charge of $0.5 million in the first six months of 2008 (discussed in Items that Affect Comparability of Our Results), our corporate segment operating expenses decreased by $2.6 million. This decrease related to cost control efforts and a reduction in our stock compensation expense.
Other income (expense)
Our other expense for the first six months of 2009 decreased to $5.8 million compared with $22.1 million of expense in the first six months of 2008. Excluding the $4.0 million impact of the fair value adjustment on derivative and related amortization of debt discount, $8.1 million of interest on the beneficial conversion feature associated with our convertible debt issued in 2008, the $3.8 million loss on the extinguishment of our WML debt, and the $1.3 million loss on the extinguishment of our power debt (discussed in Items that Affect Comparability of Our Results), our other expense increased approximately $0.9 million. This increase was driven by a $0.9 million decrease in interest income, which was partially offset with a $0.5 million decrease in interest expense as a result of our debt refinancing. Additionally, we recorded $0.5 million of other-than-temporary impairment charges on our investments.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Liquidity and Capital Resources
We have suffered recurring losses from operations, have a working capital deficit, and a net capital deficiency that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.
Our lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants. At June 30, 2009, we defaulted on a leverage ratio covenant in our WML debt agreement as a result of customer outages. The leverage ratio is calculated using Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, as defined by the agreement, for the previous four quarters. As a result, we believe we will not be able to meet the leverage ratio measurement for at least the next three quarters. We are currently in discussions with our lenders regarding resolution but in the absence of a waiver, we have classified $125.0 million of outstanding WML debt previously classified as noncurrent to a current liability in the Consolidated Balance Sheet.
Our belief that we will not be able to meet the WML leverage ratio covenant for the next three quarters could also potentially trigger future cross defaults on our convertible notes and WRI term debt. As a result, we also classified $11.0 million of our convertible note debt and $3.2 million of our WRI term debt also formerly classified as noncurrent to current liabilities. See Note 7 for additional details.
As a result of the non-compliance, our lenders may require additional operating and financial restrictions, the payment of additional fees, acceleration of the amortization schedule, increase the interest rates charged, or a foreclosure on the assets securing such indebtedness. Specifically, until a resolution is reached, the lenders have limited our ability to access funds under WML’s $25.0 million revolving line of credit. No funds were drawn under this revolving line of credit at June 30, 2009.
The major factors impacting our liquidity are as follows:
•	Our significant level of debt and limitations under its current debt agreements on the ability of WML and ROVA to pay dividends to us.
As of June 30, 2009, our total gross indebtedness was approximately $255.1 million, the principal components of which are: $148.9 million of WML term and other debt; $66.7 million of ROVA term debt; $29.7 million under WRI’s revolving line of credit, term and other debt; and $9.8 million of convertible notes.
The maturities of long-term debt and the revolving credit facilities due over the next twelve months are $176.7 million, of which $139.2 million relates to the WML loan covenant default and the potential future cross defaults on the convertible notes and the WRI term debt. In addition, $13.4 million relates to the WRI revolving credit facilities, which we expect will be renewed. The remaining $24.1 million due over the next twelve months is payable by our subsidiaries, and is expected to be funded by cash provided by the operations of those subsidiaries.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
The WML and ROVA debt agreements require the maintenance of reserve accounts and limit the ability of those subsidiaries to distribute funds to us based on changes in reserve account balances and the subsidiaries’ operating results. Accordingly, these subsidiaries may not be able to pay dividends to us in the amounts and in the time periods required for it to pay its heritage health benefit costs, pension contributions and corporate expenses. Additionally, the WML and ROVA revolving lines of credit are only available to these operations.
The $ 20.0 million WRI revolving line of credit allows the Parent to draw on it at any given time for general corporate purposes. As of June 30, 2009, $13.4 million had been drawn under the WRI revolving line of credit. Based on projections through the end of 2009, we are likely to need funds in excess of the $20.0 million line of credit limit to meet our cash needs.
•	Our heritage health obligation, which must be funded by distributions from our operating subsidiaries, and our pension obligation.
Our heritage health benefit costs consist of payments for postretirement medical, workers’ compensation benefits, and combined benefit fund premiums. We expect to make $12.1 million of payments for these costs during the remainder of 2009.
We also sponsor defined benefit pension plans for our full-time employees. Under the covenants of the WML term debt, we are required to ensure that by September 15 of each year, the value of our pension plan assets are at least 90% of each of the plan’s year end actuarially determined pension liability.
In order to achieve the 90% funding status required by loan covenants, we contributed $1.3 million in cash and $4.0 million in company stock in the first six months of 2009 and estimate that we will be required to contribute approximately $0.5 million during the remainder of 2009 to achieve this 90% funding status required by loan covenants.
The following table shows the contributions we made towards our heritage health benefits and pension obligations in the six months ended June 30, 2009, and the expected contributions for the remainder of 2009:

	Year to Date 2009	Remainder of 2009
	Actual	Expected
	Contributions	Contributions
	(In millions)
Postretirement medical benefits (net of subsidy)	$9.1	$10.0
Pension contributions 1	5.3	0.5
CBF premiums	1.6	1.6
Workers’ compensation benefits	0.3	0.5

1.	Of the year-to-date contribution amount, $4.0 million was contributed in company stock.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
•	Cash collateral requirements for additional reclamation bonds in new mining areas.
Federal and state laws require that we provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we can obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis and have become increasingly expensive. Bonding companies are requiring that applicants collateralize increasing portions of their obligations to the bonding company. We anticipate that, as we permit additional areas for our mines in 2009 and 2010, our bonding requirements will increase significantly and the collateral requirements will increase as well.
•	Significant unanticipated customer outages and an overall decrease in the demand for electricity.
During the second quarter of 2009, unscheduled customer outages occurred after planned maintenance outages, which affected our Rosebud and Beulah Mines. The Beulah Mine customer ended its unscheduled outage and resumed coal deliveries in July. However, deliveries to our Rosebud Mine’s customer are anticipated to be significantly reduced through the fourth quarter of 2009 when operations are projected to resume. During Rosebud’s customer-scheduled maintenance outage, it found unanticipated mechanical problems that required immediate replacement. The replacement parts were not successful in fixing the mechanical issues, further prolonging the maintenance outage far beyond the initial estimates. Additionally, due to unfavorable current economic and energy market conditions, our Absaloka and Jewett Mine’s remaining 2009 deliveries are also projected to decrease. These reductions in planned 2009 deliveries will reduce dividends and cash flows available to us.
As a result of the customer outages and unfavorable current economic and energy market conditions, we project we will only be able to meet our projected cash requirements through December 2009. We are pursuing the following alternatives to remedy our liquidity issues and to continue to improve our overall cash flows:
•	We are currently in discussions with our lenders about amending covenants, increasing our revolving lines of credit, term debt, and the amount of operating subsidiary dividends available to us;
•	We are evaluating our mining operations’ significant upcoming capital investments for deferral;
•	We are looking at the potential sale of one or more of our assets. There can be no assurance that any sale could be completed on a timely basis or on terms acceptable to us;
•	We are pursuing alternatives to meet future reclamation bond requirements with reduced amounts of cash collateral as we enter new mining areas;

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
•	We are attempting to improve our liquidity by improving the operating performance of our mines. We believe that improvements in productivity and a continued focus on cost control at our mining operations during 2009 and 2010 should improve our liquidity;
•	We froze our pension plan on July 1, 2009, and made stock contributions in the second quarter, both of which will reduce immediate cash expenditures; and
•	We continue to explore ways to reduce and eliminate portions of our heritage health benefit costs.
There can be no assurance that we will be successful in completing any of the contemplated transactions on terms acceptable to us, or at all, or that the other actions we contemplate will be successful in improving our cash flows or our liquidity.
Cash Balances and Available Credit
Consolidated cash and cash equivalents at June 30, 2009, totaled (in thousands):

WML	$9,906
ROVA	8,481
Westmoreland Risk Management	2,426
Westmoreland Coal Company (the Parent)	646
WRI	592
Other	17

Total consolidated cash and cash equivalents	$22,068

Lines of Credit
Amounts outstanding and availability under the revolving lines of credit of our subsidiaries at June 30, 2009, are as follows (in millions):

	Total Line of	Amounts	Letters of
	Credit	Outstanding	Credit	Availability
WML	$25.0	$—	$1.9	$23.1
WRI	20.0	13.4	—	6.6
ROVA	6.0	—	—	6.0

	$51.0	$13.4	$1.9	$35.7

The average borrowings on our $20.0 million WRI revolver during the first six month of 2009 were $12.3 million. We had no borrowings on the WML or ROVA revolver during the first six months of 2009.
Our lenders have limited our ability to access funds under WML’s $25.0 million revolving line of credit. See Note 7 for additional details.
The cash and available credit at WML and ROVA are available to us through quarterly distributions. However, the loan agreements of WML and ROVA require debt service accounts and impose timing and other restrictions on the ability of ROVA and WML to distribute funds to us. Additionally, the WML and ROVA revolving lines of credit are only available to these operations. WRI can distribute cash drawn from its revolving line of credit to us through dividends. Because the WRI loan agreement imposes fewer restrictions on the ability of WRI to make distributions to us, WRI has been a significant source of liquidity for us. The cash at Westmoreland Risk Management, our captive insurance subsidiary, is available to us through dividends, subject to maintaining a statutory minimum level of capital.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash provided by (used in):
Operating activities	$18,391	$21,210
Investing activities	(19,107)	25,856
Financing activities	(17,157)	2,229
Cash Flow from Operations
Cash provided by operating activities decreased $2.8 million in the six months ended June 30, 2009, compared to the six months ended June 30, 2008. This decrease was primarily the result of a decrease in our tons sold during the first six months of 2009 due to the customer outages. Also driving the 2009 decrease in cash flows was an increase in cash usage for inventory purchases as our ROVA operations built their coal inventory back up to normal operating levels.
Cash used in investing activities increased $45.0 million in the six months ended June 30, 2009, compared to the six months ended June 30, 2008. This increase resulted primarily from a $41.8 million in cash provided from investing activities as a result of a reduction in our restricted investments due to the ROVA and WML debt refinancings in the first six months of 2008. In addition, investing cash flows for the first six months of 2009 included $15.9 million of additions to property, plant and equipment compared to $12.5 million for the same period of 2008.
Cash received from financing activities decreased by $19.4 million for the first six months of 2009, compared to the first six months of 2008, as a result of $13.5 million of net borrowings in the first six months of 2008 related to the ROVA and WML debt refinancings.
Our working capital deficit at June 30, 2009, increased by $150.8 million to approximately $175.0 million compared to a $24.2 million deficit at December 31, 2008, as a result of the reclassification of $125.0 million of WML debt, $11.0 million of convertible notes and $3.2 million of WRI term debt as current liabilities, due to the loan covenant default and potential future cross defaults discussed in Notes 1 and 7.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
There were no material changes to our off-balance sheet arrangements during the six months ended June 30, 2009. Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K.
Newly Adopted Accounting Pronouncements
In June 2009, the FASB issued and we adopted Statement No. 165, Subsequent Events or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim financial periods ending after June 15, 2009. The adoption of SFAS 165 did not affect our consolidated financial statements. We have evaluated subsequent events through August 10, 2009, the date of issuance of the consolidated financial statements.
In April 2009, the FASB issued and we adopted SFAS 107-1, APB 28-1, Interim Disclosures About Fair Value of Financial Instrument. SFAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. SFAS 107-1, APB 28-1 is effective for interim periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements. See Note 12 Fair Value Measurements for these disclosures.
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
On January 1, 2009, we adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51. SFAS 160 establishes accounting and reporting standards for (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 requires noncontrolling interests (minority interests) to be reported as a separate component of equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We recorded a $3.0 million net loss attributable to noncontrolling interest in the second quarter of 2009, which is reflected in our consolidated financial statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
On January 1, 2009, we adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures addressing the following: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 was effective for fiscal years and interim periods beginning after November 15, 2008, and the required disclosures are included in Footnote 11.
In June 2008, the FASB released FSP EITF 03-6-1 on Emerging Issues Task Force Issue 03-6, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The Staff Position requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities as defined in EITF 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, and therefore, should be included in computing earnings per share using the two-class method. The Staff Position was effective for us as of January 1, 2009, but had no impact on our earnings per share calculation as of June 30, 2009.

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
We performed an evaluation with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
ITEM 1

LEGAL PROCEEDINGS
Litigation
Information related to various commitments and contingencies is described in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Information, and in Note 18 to our consolidated financial statements, which is incorporated herein.
ITEM 1A

RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2008 Form 10-K and our Form 10-Q for the first quarter of 2009 filed on May 8, 2009 the risk factors that materially affect our business, financial condition or results of operations. Except as provided below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2008 Form 10-K and the first quarter Form 10-Q and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We have breached a maximum leverage ratio covenant contained in various debt arrangements, which may negatively impact our liquidity and ability to finance our operations.
As of June 30, 2009, we are in breach of the maximum leverage ratio covenant contained in our $125.0 million note purchase agreement with various institutional investors and our $25.0 million revolving credit agreement with PNC Bank, as co-lender and agent. We believe that we are meeting all other covenant requirements under these arrangements at this time. The WML loan default triggered a cross default under our convertible note agreement. The lenders under the convertible note agreement have waived such default as of June 30, 2009, and agreed to temporarily forebear from exercising their default rights and remedies under the note. Currently, we are in discussions with the WML lenders for waivers and amendment of the broken covenant violation whereby these lenders would refrain from exercising their rights under the debt arrangements as a result of the default. However, there can be no assurance that we will be successful in obtaining such waivers and amendments. In addition, in connection with any waivers and/or amendments to our debt arrangements, the WML lenders may impose additional operating and financial restrictions on us and/or modify the terms of our existing debt arrangements. In addition, the WML lenders may require the payment of additional fees, require prepayment of a portion of our indebtedness to them, accelerate the amortization schedule for our indebtedness and/or increase the interest rates they charge us on our outstanding indebtedness. If our lenders declare an event of default, our lenders have the right to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and to foreclose on the assets securing such indebtedness.

In the event that this debt is accelerated and we are forced to repay our obligations, we could attempt to refinance or repay the debt with the proceeds from an equity offering or from sales of assets. Sales of assets undertaken in response to such immediate needs may be made at potentially unfavorable prices, and the proceeds of future borrowings, equity financings or asset sales may not be sufficient to refinance or repay the debt, and we may be unable to complete such transactions in a timely manner, on favorable terms, or at all.
Inadequate liquidity could materially and adversely affect our business operations in the future.
Our efforts to improve our liquidity position will be very challenging given the current economic climate. Current economic fundamentals portray an unfavorable outlook for coal markets for at least a significant portion of 2009 due to cooler-than-average temperatures and the effects of the global recession that is projected to be the longest and most severe in the post war period. In addition, the prolonged outages of major power-generating customers exacerbates our worsening cash position. These conditions have resulted in a decline in our revenues and available capital, and have caused a significant decrease in the sale of our coal product. Our ability to maintain adequate liquidity through 2009 will depend significantly on commodity prices increases, the end of outages at our power generating customers, completion of any potential asset sales and joint venture efforts, curtailment of capital spending, generation of additional working capital and the availability of funding. We are committed to exploring all of these options because there is no assurance that industry or capital markets conditions will improve in the near term. Even if we obtain additional funds and implement the operating actions that are substantially within our control, our estimated liquidity during the second half of 2009 will be at or near the minimum amount necessary to operate our business.
ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 18 and June 30, 2009, the Company made contributions totaling 488,000 shares of the Company’s common stock (the “Shares”) to two of the Company’s employee pension plans (the “Plans”) to satisfy certain funding obligations. The Shares were valued at 100,000 shares at $9.12 and 388,000 shares at $8.10 or $4.0 million in the aggregate. The Shares were contributed to the plans in lieu of cash contributions in private placement transactions made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company will not receive any proceeds from the contribution.
ITEM 3

DEFAULTS UPON SENIOR SECURITIES
The Company has accumulated but unpaid dividends on its preferred stock through and including July 1, 2009, in the amount of $17.9 million in the aggregate ($111.78 per preferred share or $27.94 per Depositary Share). The Company is prohibited from paying preferred stock dividends because there are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. In addition, pursuant to our outstanding convertible note purchase agreement, dividends may not be paid until such time as the notes are paid in full. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $160,129 at June 30, 2009).

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Stockholders on May 14, 2009. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Two proposals were voted on at the meeting.
The first proposal was the election by the holders of Common Stock of three members of the Board of Directors. The tabulation of the votes cast with respect to each of the nominees follows:

Name	Votes For	Votes Withheld

Keith E. Alessi	8,804,494	263,603

Thomas J. Coffey	8,806,855	261,242

Michael R. D’Appolonia	8,886,592	181,505
Messrs. Alessi, Coffey, and D’Appolonia were elected.
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

Name	Votes For	Votes Withheld

Richard M. Klingaman	555,605	22,281

William M. Stern	494,938	82,948
Messrs. Klingaman and Stern were elected.
There were no abstentions or broker non-votes.

ITEM 6

EXHIBITS
10.1	Annual Incentive Plan Policy.

31.1	Certification of Keith E. Alessi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Kevin A. Paprzycki, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY
Date: August 10, 2009	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer (A Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Annual Incentive Plan Policy.

31.1	Certification of Keith E. Alessi, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Kevin A. Paprzycki, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.