Form 10-Q
period 2009-09-30
WESTMORELAND COAL CO
filed 2009-11-09
CIK 106455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File No. 001-11155
WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1128670 (I.R.S. Employer Identification No.)

2 North Cascade Avenue, 2nd Floor
ColoradoSprings, CO	80903
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 2, 2009: 10,299,619 shares of common stock, $2.50 par value.

PART I — FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS
Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands)
Assets

Current assets:
Cash and cash equivalents	$18,910	$39,941
Receivables:
Trade	47,269	71,754
Contractual third-party reclamation receivables	11,126	14,256
Other	3,847	4,202

	62,242	90,212

Inventories	27,370	24,654
Restricted investments and bond collateral	—	2,001
Other current assets	5,691	5,062

Total current assets	114,213	161,870

Property, plant and equipment:
Land and mineral rights	83,861	83,874
Capitalized asset retirement cost	121,741	121,741
Plant and equipment	478,742	446,714

	684,344	652,329
Less accumulated depreciation, depletion and amortization	238,937	208,929

Net property, plant and equipment	445,407	443,400

Excess of trust assets over pneumoconiosis benefit obligation, less current portion	371	2,239
Advanced coal royalties	3,073	3,311
Reclamation deposits	72,374	69,707
Restricted investments and bond collateral, less current portion	48,697	45,302
Contractual third-party reclamation receivables, less current portion	70,767	66,918
Deferred income taxes	2,019	1,420
Intangible assets, net of accumulated amortization of $6.4 million and $4.8 million at September 30, 2009, and December 31, 2008, respectively	9,214	10,823
Other assets	7,040	7,977

Total Assets	$773,175	$812,967

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
(Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands)
Liabilities and Shareholders’ Deficit

Current liabilities:
Current installments of long-term debt	$160,315	$34,186
Revolving lines of credit	19,200	10,300
Accounts payable and accrued expenses	126,129	141,536

Total current liabilities	305,644	186,022

Long-term debt, less current installments	72,434	224,667
Workers’ compensation, less current portion	11,419	11,801
Postretirement medical costs, less current portion	268,584	266,675
Pension and SERP obligations, less current portion	27,260	38,862
Deferred revenue, less current portion	84,505	80,907
Asset retirement obligations, less current portion	212,042	205,572
Other liabilities	16,285	16,059

Total liabilities	998,173	1,030,565

Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; Issued and outstanding 160,129 shares at September 30, 2009, and December 31, 2008	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares; Issued and outstanding 10,279,107 shares at September 30, 2009, and 9,690,018 shares at December 31, 2008	25,697	24,223
Other paid-in capital	90,890	96,196
Accumulated other comprehensive loss	(103,943)	(119,367)
Accumulated deficit	(233,355)	(218,810)

Total Westmoreland Coal Company shareholders’ deficit	(220,551)	(217,598)
Noncontrolling interest	(4,447)	—

Total deficit	(224,998)	(217,598)

Total Liabilities and Shareholders’ Deficit	$773,175	$812,967

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Revenues:
Coal	$91,708	$117,288	$272,891	$318,102
Energy	20,696	23,969	66,091	67,970
Independent power projects — equity in earnings	—	48	—	250

	112,404	141,305	338,982	386,322

Cost, expenses and other:
Cost of sales	95,434	112,477	282,867	308,320
Depreciation, depletion and amortization	11,533	10,969	32,561	30,879
Selling and administrative	10,214	9,757	31,820	30,554
Restructuring charges	—	—	—	628
Heritage health benefit expenses	7,438	6,659	21,446	21,867
Gain on sales of assets	(12)	(883)	(58)	(1,505)
Other operating income	(2,452)	—	(9,249)	—

	122,155	138,979	359,387	390,743

Operating income (loss)	(9,751)	2,326	(20,405)	(4,421)

Other income (expense):
Interest expense	(5,755)	(5,839)	(17,271)	(17,396)
Interest expense attributable to beneficial conversion feature	—	—	—	(8,108)
Interest income	684	1,264	2,362	3,817
Other income (expense)	1,698	(774)	5,782	(559)
Loss on extinguishment of debt	—	—	—	(5,178)

	(3,373)	(5,349)	(9,127)	(27,424)

Loss before income taxes	(13,124)	(3,023)	(29,532)	(31,845)
Income tax expense (benefit) from operations	317	130	306	373

Net income (loss)	(13,441)	(3,153)	(29,838)	(32,218)
Less net loss attributable to noncontrolling interest	(1,417)	—	(4,447)	—

Net loss attributable to the Parent company	(12,024)	(3,153)	(25,391)	(32,218)
Less preferred stock dividend requirements	340	340	1,020	1,020

Net loss applicable to common shareholders	$(12,364)	$(3,493)	$(26,411)	$(33,238)

Net income per share applicable to common shareholders:
Basic and diluted	$(1.21)	$(0.37)	$(2.68)	$(3.50)
Weighted average number of common shares outstanding:
Basic and diluted	10,244	9,537	9,850	9,493
See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
Nine Months Ended September 30, 2009
(Unaudited)

	Class A
	Convertible			Accumulated			Total
	Exchangeable			Other		Non-	Shareholders’
	Preferred	Common	Other Paid-	Compre-	Accumulated	controlling	Equity
	Stock	Stock	In Capital	hensive Loss	Deficit	Interest	(Deficit)
				(In thousands)
Balance at December 31, 2008 (160,129 preferred shares and 9,690,018 common shares outstanding)	$160	$24,223	$96,196	$(119,367)	$(218,810)	$—	$(217,598)
Cumulative effect of adoption of ASC 815-40	—	—	(9,847)	—	10,846	—	999
Common stock issued as compensation (189,089 shares, less 100,000 shares forfeited)	—	224	1,638	—	—	—	1,862
Contributions of Company stock to pension plan assets (500,000 shares)	—	1,250	2,903	—	—	—	4,153
Net loss	—	—	—	—	(25,391)	(4,447)	(29,838)
Adjustment of accumulated actuarial losses and transition obligations, pension	—	—	—	(2,186)	—	—	(2,186)
Amortization of accumulated actuarial losses and transition obligations, pension	—	—	—	1,574	—	—	1,574
Amortization of accumulated actuarial losses and transition obligations, postretirement medical benefits	—	—	—	5,368	—	—	5,368
Effect of pension plan freeze	—	—	—	10,670	—	—	10,670
Effect of postretirement plan amendments	—	—	—	15,426	—	—	15,426
Effect of postretirement plan discount rate change				(16,136)			(16,136)
Unrealized gain on available-for-sale securities	—	—	—	708	—	—	708

Comprehensive loss							(14,414)

Balance at September 30, 2009 (160,129 preferred shares and 10,279,107 common shares outstanding)	$160	$25,697	$90,890	$(103,943)	$(233,355)	$(4,447)	$(224,998)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(29,838)	$(32,218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred power sales revenue	11,192	21,388
Equity in earnings of independent power projects	—	(250)
Cash distributions from independent power projects	—	250
Loss on extinguishment of debt	—	2,292
Gain on derivative instruments	(5,948)	—
Depreciation, depletion and amortization	32,561	30,879
Accretion of asset retirement obligation and receivable	7,482	8,204
Amortization of intangible assets and liabilities, net	290	548
Restructuring charge	—	628
Share-based compensation	1,843	2,037
Loss (gain) on sales of assets	(58)	(1,505)
Amortization of deferred financing costs	1,476	673
Non-cash interest expense	1,090	8,549
Loss on impairment and sales of investment securities	412	825
Warrant repriced in lieu of registration requirement	—	355
Changes in operating assets and liabilities:
Receivables, net	13,364	(9,380)
Inventories	(2,716)	3,508
Excess of trust assets over pneumoconiosis benefit obligation	1,868	(437)
Deferred income taxes	(599)	—
Accounts payable and accrued expenses	(6,314)	1,489
Deferred coal revenue	(1,180)	232
Income tax payable	(1,204)	420
Accrual for workers’ compensation	(391)	(476)
Asset retirement obligation	(551)	(2,044)
Accrual for postretirement medical costs	6,566	7,792
Pension and SERP obligations	2,608	(2,409)
Other assets and liabilities	(4,437)	(8,386)

Net cash provided by operating activities	27,516	32,964

Cash flows from investing activities:
Additions to property, plant and equipment	(24,171)	(24,630)
Change in restricted investments and bond collateral and reclamation deposits	(4,561)	33,020
Net proceeds from sales of assets	929	1,880
Proceeds from the sale of investments	796	—
Receivable from customer for property and equipment purchases	(364)	(558)

Net cash provided by (used in) investing activities	(27,371)	9,712

Cash flows from financing activities:
Change in book overdrafts	(602)	(4,822)
Borrowings from long-term debt	—	205,377
Repayments of long-term debt	(29,418)	(202,718)
Borrowings on revolving lines of credit	57,816	147,900
Repayments of revolving lines of credit	(48,916)	(150,200)
Debt issuance costs	(56)	(5,083)
Exercise of stock options	—	203

Net cash used in financing activities	(21,176)	(9,343)

Net increase (decrease) in cash and cash equivalents	(21,031)	33,333
Cash and cash equivalents, beginning of period	39,941	19,736

Cash and cash equivalents, end of period	$18,910	$53,069

Non-cash transactions:
Pension and postretirement plan changes	$9,960	$—
Capital leases	8,984	12,331
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company, or the Company, and its subsidiaries and controlled entities. The Company’s current principal activities, all conducted within the United States, are the production and sale of coal from its mines in Montana, North Dakota and Texas, and the ownership of the Roanoke Valley power plants, or ROVA, in North Carolina. The Company’s activities are primarily conducted through wholly owned subsidiaries, which generally have obtained separate financing. All intercompany transactions and accounts have been eliminated in consolidation.
The Company’s Absaloka Mine is owned by its subsidiary, Westmoreland Resources, Inc., or WRI. The right to mine coal at the Absaloka Mine has been subleased to an affiliated entity whose operations the Company controls. The Beulah, Jewett, Rosebud, and Savage Mines are owned through the Company’s subsidiary, Westmoreland Mining LLC, or WML.
These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, or 2008 Form 10-K. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in its 2008 Form 10-K. Most of the descriptions of the accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.
The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of results to be expected for the year ending December 31, 2009. The Company has evaluated subsequent events through November 9, 2009, the date of issuance of the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
The Company’s lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants. At June 30, 2009, WML did not comply with a leverage ratio covenant in its debt agreement primarily as a result of customer outages. The leverage ratio is calculated using Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, as defined by the agreement, for the previous four quarters. For the same reason, WML also did not comply with this covenant as of September 30, 2009, and believes it will not comply with the leverage ratio requirements for the fourth quarter of 2009 and the first quarter of 2010. On October 7, 2009, WML obtained a waiver from its lenders for the quarters ended June 30, 2009, and September 30, 2009. WML also received waivers for future leverage ratio non-compliance for the quarters ended December 31, 2009, and March 31, 2010, provided it meets certain conditions. The leverage ratio waivers also allow WML to access funds under its $25.0 million revolving line of credit. Despite the fact WML has received waivers for existing and future non-compliance with the leverage ratio requirements, it has classified $127.0 million of outstanding debt as a current liability in the Consolidated Balance Sheet due to the uncertainty of future compliance with covenant requirements. However, WML expects to fully comply with all conditions under these waivers.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
As a result of the WML non-compliance, WML paid its lenders $0.6 million as consideration for entry into the leverage ratio waivers. These costs were recorded in Selling and administrative expenses in the Consolidated Results of Operations.
At September 30, 2009, primarily a result of unfavorable market conditions driving decreases in tonnages sold, WRI was not in compliance with a net worth requirement contained in its Business Loan Agreement. On October 29, 2009, WRI obtained a waiver from its lenders for the quarter ended September 30, 2009. In addition, WRI’s Business Loan Agreement was amended on November 9, 2009, to extend the commencement of the net worth requirement from September 30, 2009 to April 30, 2010. Despite the fact WRI has received a waiver and an amendment to its Business Loan Agreement, it has classified its term debt of $4.8 million as a current liability in the Consolidated Balance Sheet due to the uncertainty of future compliance with covenant requirements.
The Company is a holding company (the “Parent”) and conducts its operations through subsidiaries, which generally have obtained separate financing. As a holding company, the Company has significant cash requirements to fund its ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the Parent are distributions from its principal operating subsidiaries. Each of WML, ROVA and WRI has a credit agreement that contains covenants applicable to that subsidiary. Only the WRI agreement permits dividends to be paid by WRI to the Parent without restriction.
The major factors impacting the Company’s liquidity are as follows:
•	The Company’s significant level of debt and limitations under current debt agreements on the ability of WML and ROVA to pay dividends to the Company.
As of September 30, 2009, the Company’s total gross indebtedness was approximately $251.9 million, the principal components of which are: $149.4 million under the WML revolving line of credit, term and other debt; $59.8 million of ROVA term debt; $32.2 million under WRI’s revolving line of credit, term and other debt; and $10.5 million of convertible notes.
The maturities of long-term debt and the revolving lines of credit due over the next twelve months are $179.5 million, of which $142.3 million relates to the ongoing WML and WRI loan covenant non-compliance and the potential future cross default on the convertible notes. In addition, $17.2 million relates to funds drawn on WRI’s $20.0 million revolving line of credit. On November 9, 2009, WRI renewed its revolving line of credit and amended its term debt. See Note 7 for additional details on the renewal and the amendment. The remaining $20.0 million due over the next twelve months is payable by its subsidiaries, and is expected to be funded by cash provided by the operations of those subsidiaries.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The WML and ROVA debt agreements require the maintenance of reserve accounts and limit the ability of those subsidiaries to distribute funds to the Parent based on changes in reserve account balances and the subsidiaries’ operating results. Accordingly, these subsidiaries may not be able to pay dividends to the Parent in the amounts and in the time periods required for it to pay its heritage health benefit costs, pension contributions and corporate overhead expenses. Additionally, the WML and ROVA revolving lines of credit are only available to these operations.
The $20.0 million WRI revolving line of credit allows the Parent to draw on it at any given time for general corporate purposes. As of September 30, 2009, $17.2 million had been drawn under the WRI revolving line of credit.
•	The Company’s heritage health obligation, which must be funded by distributions from the Company’s operating subsidiaries, and its pension obligations.
The Company’s heritage health benefit costs consist of payments for postretirement medical benefits, workers’ compensation benefits and combined benefit fund premiums. The Company expects to make payments of $5.7 million for these costs during the remainder of 2009.
The Company and its subsidiaries also sponsor defined benefit pension plans for its full-time employees. The Company’s Westmoreland Retirement Plan was frozen effective July 1, 2009. Under the covenants of the WML term debt, the Company is required to ensure that by September 15th of each year, the value of the Company’s pension plan assets is at least 90% of each of the plans’ year-end actuarially determined pension liability.
In order to achieve the 90% funding status required by loan covenants, the Company contributed $1.6 million in cash and $4.2 million in company stock to its Retirement Plans in the nine months ended September 30, 2009. See Note 9 for details.
The Company continues to explore ways to reduce and eliminate portions of its heritage benefit costs.
•	Cash collateral requirements for additional reclamation bonds in new mining areas.
Federal and state laws require that the Company provide bonds to secure its obligations to reclaim lands used for mining. The Company must post a bond before it can obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis and have become increasingly expensive. Bonding companies are requiring that applicants collateralize increasing portions of their obligations to the bonding company. The Company anticipates that, as it permits additional areas for its mines in the remainder of 2009 and 2010, its bonding requirements will increase significantly and the collateral requirements will increase as well.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
•	Significant unanticipated customer outages and an overall decrease in the demand for electricity.
During the second quarter of 2009, unscheduled customer outages occurred after planned maintenance outages, which affected the Company’s Rosebud and Beulah Mines. The Beulah Mine customer ended its unscheduled outage and resumed coal deliveries in July 2009. However, deliveries to the Rosebud Mine’s customer were significantly reduced through late October 2009 when operations resumed. During Rosebud’s customer-scheduled maintenance outage in early 2009, it found unanticipated mechanical problems that required immediate replacement. The initial replacement parts were not successful in fixing the mechanical issues, further prolonging the maintenance outage at the power plant far beyond the initial estimates. The power plant outages at Beulah and Rosebud are referred to herein as “the customer outages.” Additionally, due to current unfavorable economic conditions in the energy market, the Company’s Absaloka and Jewett Mine’s 2009 deliveries have decreased and are expected to remain at lower levels for the remainder of the year. These reductions in actual and planned 2009 deliveries will reduce dividends and cash flows available to the Parent.
As a result of the renewed revolving line of credit and amended term debt at WRI and the conclusion of the customer shutdowns in the fourth quarter, the Company anticipates it will be able to meet its projected cash requirements for the foreseeable future, although by a small margin. The Company’s forecasts are subject to a number of uncertainties that are beyond its control, and may face unforeseeable economic issues.
2. ACCOUNTING POLICIES
Newly Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board, or FASB, issued ASC 105, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This statement established the Accounting Standards Codification, or ASC, and was effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 is reflected throughout the Notes to the Consolidated Financial Statements.
In June 2009, the Company adopted ASC 855-10-05, Subsequent Events. ASC 855-10-05 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855-10-05 is effective for interim financial periods ending after June 15, 2009. The Company has evaluated subsequent events through November 9, 2009, the date of issuance of the consolidated financial statements.
In April 2009, the Company adopted ASC 825-10, Interim Disclosures About Fair Value of Financial Instrument. ASC 825-10 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. ASC 825-10 is effective for interim periods ending after June 15, 2009. See Note 12 for these disclosures.
On January 1, 2009, the Company adopted ASC 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. ASC 815-40 was issued in June 2008 by the FASB and clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company recorded a cumulative effect of change in accounting principle upon adoption of ASC 815-40. See Note 11 for additional information.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
On January 1, 2009, the Company adopted ASC 810-45, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51. ASC 810-45 establishes accounting and reporting standards for (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. ASC 810-45 requires noncontrolling interests (minority interests) to be reported as a separate component of equity. The amount of net income or loss attributable to the noncontrolling interest will be included in consolidated net income or loss on the face of the income statement. In addition, this statement requires that a parent recognize a gain or loss in net income or loss when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. ASC 810-45 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company recorded $1.4 million and $4.4 million net loss attributable to noncontrolling interest in the three and nine months ended September 30, 2009, which is reflected in the Company’s consolidated financial statements.
On January 1, 2009, the Company adopted ASC 815-10, Disclosures about Derivative Instruments and Hedging Activities — an amendment of ASC 815. ASC 815-10 expands the disclosure requirements for derivative instruments and hedging activities. This statement specifically requires entities to provide enhanced disclosures addressing the following: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under ASC 815-10, Accounting for Derivative Instruments and Hedging Activities and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815-10 was effective for fiscal years and interim periods beginning after November 15, 2008, and the Company included the required disclosures in Note 11.
In June 2008, the FASB released ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The guidance requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities as defined in ASC 260-10-45, Participating Securities and the Two Class Method under ASC 260-10, and therefore, should be included in computing earnings per share using the two-class method. The guidnace was effective for the Company as of January 1, 2009, but had no impact on the Company’s earnings per share calculation as of September 30, 2009.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
3. INVENTORIES
Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

Coal	$1,212	$1,697
Materials, fuel and supplies	26,342	23,352
Reserves for slow-moving obsolete inventory	(184)	(395)

Total	$27,370	$24,654

4. RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Corporate:
Workers’ compensation bonds	$6,070	$5,759
Postretirement health benefit bonds	3,435	2,193
Coal Segment:
Westmoreland Mining — debt service reserve account	5,064	5,065
WRI Indian Coal Production Tax escrow	—	2,001
Reclamation bond collateral:
Rosebud Mine	12,518	13,489
Absaloka Mine	8,946	5,781
Jewett Mine	1,251	973
Beulah Mine	1,070	1,070
ROVA:
Debt protection accounts	7,142	8,391
Repairs and maintenance account	2,601	1,977
Ash reserve account	600	604

Total restricted investments and bond collateral	48,697	47,303
Less current portion	—	(2,001)

Total restricted investments and bond collateral, less current portion	$48,697	$45,302

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at September 30, 2009, are as follows (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$31,523	$31,523
Time deposits	10,342	10,342
Held-to-maturity securities	4,011	4,335
Available-for-sale securities	2,821	2,821

	$48,697	$49,021

The Company recorded an impairment of $0.2 million during the first nine months of 2009 as a result of other-than-temporary declines in the value of marketable securities included in restricted investments and bond collateral.
Coal Segment
In April 2009, the final approval was received for the private letter ruling and all payments for the Indian Coal Production Tax Credit monetization transaction received by WRI were released from escrow.
ROVA
Pursuant to the terms of its loan agreement with Prudential, ROVA must maintain either three or six months debt service reserves in its debt protection accounts, which is based on the calculation of its current debt service coverage ratio. As a result of the September 15, 2009 debt service coverage ratio calculation, ROVA will be required to maintain six months of subsequent debt service reserves effective October 30, 2009.
Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral
The amortized cost, gross unrealized holding gains and fair value of held-to-maturity securities at September 30, 2009 is as follows (in thousands):

Amortized cost	$4,011
Gross unrealized holding gains	324

Fair value	$4,335

Maturities of held-to-maturity securities are as follows at September 30, 2009 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$550	$553
Due after five years to ten years	1,322	1,471
Due in more than ten years	2,139	2,311

	$4,011	$4,335

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities at September 30, 2009, is as follows (in thousands):

Cost basis	$2,625
Gross unrealized holding gains	237
Gross unrealized holding losses	(41)

Fair value	$2,821

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Trade	$46,359	$64,962
Production taxes	28,504	26,056
Asset retirement obligations	18,316	17,136
Postretirement medical benefits	18,176	18,176
Deferred revenue	8,024	1,610
Accrued severance and other liabilities	3,927	7,947
Interest	1,108	1,314
Workers’ compensation	1,028	1,037
Bank overdrafts	381	983
Pension and SERP obligations	306	306
Income taxes	—	2,009

Total accounts payable and accrued expenses	$126,129	$141,536

6. RESTRUCTURING AND SEVERANCE
In 2007, the Company initiated a restructuring plan in order to reduce the overall cost structure of the Company. This decision was based on an analysis of the Company’s internal operations, its future customer commitments, its current and potential markets, and its financial projections for profitability. The Company expects the severance payments to be paid out through March 2011.
The table below represents the restructuring provision activity for the nine months ended September 30, 2009 (in thousands):

Beginning	Restructuring	Restructuring	Ending
Balance	Charges	Payments	Balance
$2,089	$—	$(1,370)	$719

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
7. LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Company’s lines of credit and long-term debt consist of the following (in thousands):

	Total Debt Outstanding
	September 30,	December 31,
	2009	2008
Corporate debt:
Convertible notes	$10,485	$15,789
Westmoreland Mining debt:
Revolving line of credit	2,000	—
Term debt	125,000	125,000
Capital lease obligations	21,584	22,091
Other term debt	784	964
Westmoreland Resources, Inc:
Revolving line of credit	17,200	10,300
Term debt	4,767	6,375
Capital lease obligations	10,370	5,842
ROVA debt:
Revolving line of credit	—	—
Term debt	59,759	82,792

Total debt outstanding	251,949	269,153
Less current portion	(179,515)	(44,486)

Total debt outstanding, less current portion	$72,434	$224,667

The ROVA term debt includes debt premiums of $1.0 million and the convertible notes include a debt discount of $6.4 million at September 30, 2009. The balance of the convertible notes at December 31, 2008, did not include a debt discount, as the accounting guidance requiring the Company to record a debt discount became effective January 1, 2009.
The following table presents the maturities of all long-term debt and revolving credit facilities outstanding at September 30, 2009 (in thousands). This table has been significantly revised from the table disclosed in the 2008 Form 10-K as a result of WML’s and WRI’s loan covenant defaults and the potential cross default on the Company’s convertible notes.

Remainder of 2009	$170,633
2010	16,357
2011	14,613
2012	15,401
2013	15,453
Thereafter	24,877

$257,334

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Convertible Debt
The Company paid interest on its 9% senior secured convertible notes in kind through the issuance of $1.1 million of additional notes during the nine months ended September 30, 2009. This resulted in an additional 108,988 shares of common stock being issuable on conversion of the convertible notes at a conversion price of $10.00 per share, bringing the total to 1,687,833 shares at September 30, 2009.
On January 1, 2009, the Company adopted ASC 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. See Note 11 for additional information.
The note purchase agreement contains affirmative and negative covenants. The notes may be declared immediately due and payable upon the occurrence of certain events of default, and the notes are immediately due and payable without declaration upon the occurrence of other events of default. As discussed below, WML and WRI’s expected future non-compliance with loan covenants could potentially trigger a future cross default on the Company’s convertible notes. The Company has classified $10.5 million of its convertible note debt as a current liability due to the uncertainty of WML and WRI’s future compliance with covenant requirements.
Westmoreland Mining LLC
In the three and nine months ended September 30, 2009, WML repaid $1.5 million and $4.1 million, respectively, of its capital lease and other term debt. WML entered into capital lease agreements in the amount of $3.4 million for the nine months ended September 30, 2009. The weighted average interest rate for WML’s capital lease and other term debt was 7.63% and 6.14%, respectively, at September 30, 2009.
The available balance on the $25.0 million revolver at September 30, 2009, was $21.1 million, which includes a letter of credit for $1.9 million supported by the revolver. Pursuant to the leverage ratio waivers obtained on October 7, 2009, WML is able to access funds under this revolving line of credit.
WML’s lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants. At June 30, 2009, WML did not comply with a leverage ratio covenant in its WML debt agreement primarily as a result of customer outages. The leverage ratio is calculated using EBITDA, as defined by the agreement, for the previous four quarters. For the same reason, WML also did not comply with this covenant as of September 30, 2009 and believes it will not comply with the leverage ratio requirements for the fourth quarter of 2009 and the first quarter of 2010. On October 7, 2009, WML obtained a waiver from its lenders for the quarter ended June 30, 2009, and September 30, 2009. WML also received waivers for future leverage ratio non-compliance for the quarters ended December 31, 2009, and March 31, 2010, provided WML meets certain conditions. Despite the fact WML has received waivers for existing and future non-compliance with the leverage ratio requirements, it has classified $127.0 million of outstanding debt as a current liability in the Consolidated Balance Sheet due to the uncertainty of future compliance with covenant requirements. However, the Company expects to fully comply with all conditions under the waivers.
In accordance with the leverage ratio waivers, the Company paid its WML lenders $0.6 million as consideration for entry into these waivers. These costs were recorded in Selling and administrative expenses in the consolidated results of operations.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Westmoreland Resources, Inc.
On November 9, 2009, WRI’s Business Loan Agreement was amended and the $20.0 million revolving line of credit was extended to November 18, 2010. Under the amended loan agreement, the limit of the term debt was increased to $8.0 million requiring quarterly payments of principal and interest with the final payment due at January 29, 2013. The term debt’s interest rate is payable at the prime rate subject to a 7% floor per annum. In addition, the amendment extended the commencement of a net worth requirement from September 30, 2009 to April 30, 2010. In consideration for these amendments, WRI paid $0.3 million to its lender.
The balance outstanding on WRI’s revolving line of credit at September 30, 2009 was $17.2 million.
In the three and nine months ended September 30, 2009, WRI repaid $1.1 million and $2.7 million, respectively, of its outstanding term debt and capital lease obligations. WRI entered into capital lease agreements in the amount of $5.6 million for the nine months ended September 30, 2009. The weighted average interest rate for WRI’s capital leases was 7.61% at September 30, 2009. Interest on WRI’s term debt and its revolving line of credit at September 30, 2009, was 3.25% and 6.0%, respectively.
WRI’s Business Loan Agreement requires it to comply with numerous covenants and minimum financial ratio requirements primarily related to debt coverage, tangible net worth, capital expenditures, and its operations. At September 30, 2009, primarily as a result of unfavorable market conditions driving decreases in tonnages sold, WRI was not in compliance with a net worth requirement contained in its Business Loan Agreement. On October 29, 2009, WRI obtained a waiver from its lenders for the quarter ended September 30, 2009. Also described above, WRI’s Business Loan Agreement was amended on November 9, 2009, to extend the commencement of the net worth requirement from September 30, 2009 to April 30, 2010. Despite the fact WRI has received a waiver and an amendment to its Business Loan Agreement, it has classified its term debt of $4.8 million as a current liability in the Consolidated Balance Sheet due to the uncertainty of future compliance with covenant requirements.
ROVA
In the three and nine months ended September 30, 2009, ROVA repaid $6.8 million and $22.7 million of its outstanding debt, which included payments of $3.6 million for floating rate term debt and $19.1 million for fixed rate term debt.
ROVA’s $6.0 million revolving loan had no balance outstanding as of September 30, 2009. Interest on the revolving loan is payable quarterly at the three-month LIBOR rate plus 1.375% (1.72% per annum at September 30, 2009).
The fixed rate term debt and the revolving loan are secured by a pledge of the quarterly cash distributions from ROVA. ROVA is required to comply with numerous loan covenants primarily related to interest and fixed charge coverage and its operations. As of September 30, 2009, ROVA was in compliance with such covenants.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
8. HERITAGE HEALTH BENEFIT EXPENSES
The caption “Heritage health benefit expenses” used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Health care benefits	$5,777	$5,941	$16,725	$19,224
Combined benefit fund payments	802	880	2,406	2,642
Workers’ compensation benefits	146	145	447	437
Black lung benefits (credit)	713	(307)	1,868	(436)

Total	$7,438	$6,659	$21,446	$21,867

In the nine months ended September 30, 2009, the Company recorded a gain of $0.8 million, related to a settlement of past heritage claims. Also, the Company’s valuation of its Black lung benefits was unfavorably impacted by interest rate changes.
9. PENSION AND POSTRETIREMENT MEDICAL BENEFITS
The Company provides pension and postretirement medical benefits to qualified full-time employees and retired employees and their dependents, mandated by the Coal Industry Retiree Health Benefit Act of 1992 and a 1992 collective bargaining agreement.
Effective July 1, 2009, the Company froze the Westmoreland Retirement Plan and, as a result, future benefits will not accrue under this plan. Accordingly, the Company recorded a curtailment loss of $0.2 million in the third quarter of 2009 related to the plan freeze. In addition, the Company recorded a $10.7 million decrease in its pension liability with a corresponding decrease in Accumulated other comprehensive loss.
The Company also eliminated postretirement medical benefits for non-represented employees and retirees effective September 1, 2009, and, as a result, recorded a $0.7 million increase in its liability with a corresponding increase in Accumulated other comprehensive loss. Although the elimination of benefits resulted in a decrease in the Company’s liability of $15.4 million, this decrease was offset by a $16.1 million increase in the liability due to a decrease in the discount rate used at September 1, 2009, the re-measurement date.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The Company incurred net periodic benefit costs of providing pension benefits as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$115	$411	$1,462	$1,947
Interest cost	1,142	889	3,699	3,204
Expected return on plan assets	(857)	(1,260)	(2,501)	(3,312)
Amortization of deferred items	270	175	1,574	525
Curtailment loss	204	—	204	—

Total net periodic benefit cost	$874	$215	$4,438	$2,364

As part of the WML refinancing, the Company is required by loan covenants to ensure that by September 15th of each year, the value of its pension assets are at least 90% of each of the plan’s year end actuarially determined pension liability.
The Company contributed $1.6 million in cash and $4.2 million in company stock to its Retirement Plans in the nine months ended September 30, 2009, in order to achieve the required 90% funding status.
The Company incurred net periodic benefit costs of providing postretirement medical benefits as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$184	$145	$631	$507
Interest cost	4,055	3,817	12,430	12,830
Amortization of deferred items	1,770	2,080	5,368	6,240

Total net periodic benefit cost	$6,009	$6,042	$18,429	$19,577

The following table shows the net periodic medical benefit costs that relate to current operations and former mining operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Former mining operations	$5,555	$5,676	$16,844	$18,415
Current operations	454	366	1,585	1,162

Total net periodic benefit cost	$6,009	$6,042	$18,429	$19,577

The costs for the former mining operations are included in Heritage health benefit expenses and the costs for current operations are included as operating expenses.
The Company expects to pay approximately $17.2 million for postretirement medical benefits during 2009, net of Medicare Part D reimbursements. A total of $3.6 million and $12.7 million were paid in the three and nine months ended September 30, 2009, respectively, net of Medicare Part D reimbursements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
10. ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLES,
      AND RECLAMATION DEPOSITS
The asset retirement obligations, contractual third-party reclamation receivables, and reclamation deposits at September 30, 2009, for each of the Company’s mines and ROVA are summarized below (in thousands):

		Contractual
	Asset	Third-Party
	Retirement	Reclamation	Reclamation
	Obligations	Receivables	Deposits
Rosebud	$131,167	$16,842	$72,374
Jewett	64,418	64,418	—
Absaloka	16,497	633	—
Beulah	15,391	—	—
Savage	2,369	—	—
ROVA	516	—	—

Total	$230,358	$81,893	$72,374

Asset Retirement Obligations
Changes in the Company’s asset retirement obligations were (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Asset retirement obligations, beginning of period	$222,708	$206,497
Accretion	13,072	11,468
Settlements (final reclamation performed)	(5,422)	(5,511)
Changes due to amount and timing of reclamation	—	(1,992)

Asset retirement obligations, end of period	230,358	210,462
Less current portion	(18,316)	(10,536)

Asset retirement obligations, less current portion	$212,042	$199,926

The Company estimates that the cost of final reclamation for its mines and ROVA when they are closed in the future will total approximately $444.7 million with a present value of $230.4 million.
Contractual Third-Party Reclamation Receivables
The Company has recognized an asset of $81.9 million as a contractual third-party reclamation receivable, representing the present value of obligations of certain customers to reimburse the Company for a portion of the asset retirement costs at the Company’s Rosebud, Jewett, and Absaloka Mines.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The Company’s carrying value and estimated fair value of its reclamation deposits at September 30, 2009, are as follows (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$30,152	$30,152
Held-to-maturity securities	23,567	24,981
Time deposits	15,629	15,629
Available-for-sale securities	3,026	3,026

	$72,374	$73,788

The Company recorded an impairment of $0.3 million during the first nine months of 2009 as a result of other-than-temporary declines in the value of marketable securities included in reclamation deposits.
The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at September 30, 2009, are as follows (in thousands):

Amortized cost	$23,567
Gross unrealized holding gains	1,416
Gross unrealized holding losses	(2)

Fair value	$24,981

Maturities of held-to-maturity securities are as follows at September 30, 2009 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$1,771	$1,773
Due in five years or less	2,470	2,597
Due after five years to ten years	5,712	6,024
Due in more than ten years	13,614	14,587

	$23,567	$24,981

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at September 30, 2009, are as follows (in thousands):

Cost basis	$2,401
Gross unrealized holding gains	625

Fair value	$3,026

11. DERIVATIVE INSTRUMENTS
Adoption of ASC 815-40
On January 1, 2009, the Company adopted ASC 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. As part of the adoption of ASC 815-40, the Company determined that its convertible debt instrument is not indexed to its stock, and therefore the value of the conversion feature was separated from the debt and reclassified as a liability. A corresponding debt discount was established which will be amortized over the life of the convertible notes. Prior to adopting ASC 815-40, the Company followed ASC 470-20, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. ASC 470-20 required the Company to record interest expense and corresponding paid-in-capital related to the beneficial conversion feature in its convertible debt and was superseded by ASC 815-40. In addition to the Company’s convertible debt, ASC 815-40 also applies to a warrant the Company issued and, therefore, the value of the warrant has been recorded as a liability.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of ASC 815-40 (in thousands):

	Debt	Derivative	Other Paid-	Accumulated
	Discount	Liability	In-Capital	Deficit
		Increase/(Decrease)
Record January 1, 2009, debt discount and derivative instrument liability related to convertible debt	$7,734	$5,605	$—	$(2,129)

Record January 1, 2009, derivative instrument liability related to warrant	—	477	—	477

Record amortization of debt discount from March 4, 2008, through December 31, 2008	(653)	—	—	(653)

Record the reversal of the beneficial conversion feature expensed in 2008 under ASC 470-20	—	—	(8,147)	(8,147)

Record the reversal of prior accounting related to the warrant	—	—	(1,700)	(1,700)

	$7,081	$6,082	$(9,847)	$(10,846)

Derivative Liabilities
The Company evaluates all of its financial instruments to determine if such instruments are derivatives, derivatives that qualify for the normal purchase normal sale exception, or contain features that qualify as embedded derivatives. All derivative financial instruments, except for derivatives that qualify for the normal purchase normal sale exception, are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting.
In May 2009, the Company entered into derivative contracts for purchases of diesel fuel and unleaded gasoline to reduce the risk of future price fluctuations of these commodities on its earnings. These contracts qualified for the normal purchases normal sale exception.
A Binomial Lattice model was used to obtain the fair value of the conversion feature in the Company’s convertible debt instrument using the following assumptions at September 30, 2009:

		Risk-Free
Stock Price	Volatility	Rate	Bond Yield
$8.13	78%	1.67%	8.47%
The conversion feature of the convertible debt instruments had no value at September 30, 2009.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s warrant using the following assumptions at September 30, 2009:

	Dividend		Risk-Free	Expected Life
Number of Shares included in Warrant	Yield	Volatility	Rate	(in years)
173,047	None	106%	0.40%	1.0
The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet were as follows (in thousands):

	Balance Sheet	September 30,	December 31,
Derivative Instruments	Location	2009	2008
Convertible debt -conversion feature	Other liabilities	$—	$—
Warrant	Other liabilities	204	—
The effect of derivative instruments not designed as hedging instruments on the accompanying Consolidated Statements of Operations was as follows (in thousands):

		Income Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
	Statement of	September 30,		September 30,
Derivative Instruments	Operations Location	2009	2008	2009	2008
Derivative liabilities	Other income	$1,486	$—	$5,948	$—
12. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Notes 4, 10 and 11 for additional disclosures related to fair value measurements.
Fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value (in thousands):

	Fair value at September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$2,821	$—	$—	$2,821
Available-for-sale investments included in Reclamation deposits	3,026	—	—	3,026

Total assets	$5,847	$—	$—	$5,847

Liabilities:
Convertible debt — conversion feature	$—	$—	$—	$—
Warrant	—	—	204	204

Total liabilities	$—	$—	$204	$204

The following table summarizes the change in the fair values of the derivative instrument liabilities categorized as Level 3 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Beginning balance	$1,690	$—
January 1, 2009, beginning balance adjustment pursuant to adoption of ASC 815-40	—	6,082
Additional debt discount	—	70
Change in fair value	(1,486)	(5,948)

Ending balance	$204	$204

The Company calculates the fair value of its debt by using discount rate estimates based on interest rates as of September 30, 2009. The estimated fair value of the Company’s debt with fixed interest rates, excluding conversion feature values, are as follows (in thousands):

	Carrying Value	Fair Value
December 31, 2008	$220,020	$192,521
September 30, 2009	$201,637	$197,330
13. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company has outstanding Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. The quarterly dividends, which are accumulated through and including October 1, 2009, amount to $18.2 million in the aggregate ($113.90 per preferred share or $28.48 per Depositary Share). Under the terms of the Series A Preferred Stock, the Company can redeem preferred shares at any time for the redemption value of $25.00 plus accumulated dividends paid in cash (a total of $22.2 million); however, the Company’s convertible note purchase agreement prohibits the Company from paying dividends on or redeeming preferred or common stock so long as the convertible notes are outstanding.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Restricted Net Assets
At September 30, 2009, the subsidiaries of the Parent had approximately $103.3 million of net assets that were not available to be transferred to the Parent in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

14. RESTRICTED STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS
The Company recognized compensation expense from share-based arrangements shown in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Recognition of fair value of restricted stock , stock options, and stock appreciation rights over vesting period	$226	$417	$471	$859
Matching contributions to the Company’s 401(k) plan	535	404	1,391	1,205
Compensation credit for performance unit plan	—	(170)	(19)	(27)

Total share-based compensation expense	$761	$651	$1,843	$2,037

The Company’s only active performance unit plan expired June 30, 2009.
Restricted Stock
A summary of restricted stock award activity for the nine months ended September 30, 2009, is as follows:

		Weighted
		Average	Unamortized
	Common	Grant-Date	Compensation
	Shares	Fair Value	Expense
Non-vested at December 31, 2008	102,916	$15.94
Grants	115,524	$8.24
Vested	(20,982)	$9.42
Forfeited	(100,000)	$15.80

Non-vested at September 30, 2009	97,458	$8.36	$737,629	[1]

[1]	Expected to be recognized over the next three years.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Stock Options
Information with respect to stock option activity for the nine months ended September 30, 2009, is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate	Unamortized
	Stock	Average	Life	Intrinsic	Compensation
	Options	Exercise Price	(in years)	Value	Expense
Outstanding at December 31, 2008	387,724	$18.89
Expired or forfeited	(32,500)	$20.57

Outstanding at September 30, 2009	355,224	$18.74	5.7	$12,063

Options exercisable at September 30, 2009	255,384	$17.70	4.4	$12,063	$1,027,008	[1]

[1]	Expected to be recognized over the next two years.
Stock Appreciation Rights
Information with respect to stock appreciation rights, or SARs, activity for the nine months ended September 30, 2009, is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate	Unamortized
		Average Base	Life	Intrinsic	Compensation
	SARs	Price	(in years)	Value	Expense
Outstanding at December 31, 2008	207,067	$22.03
Expired or forfeited	(15,433)	$21.61

Outstanding at September 30, 2009	191,634	$22.06	5.9	$—

SARs exercisable at September 30, 2009	187,613	$22.00	5.9	$—	$30,712	[1]

[1]	Expected to be recognized over the next year.

15. EARNINGS PER SHARE
Basic earnings (loss) per share have been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock appreciation rights, restricted stock and warrants. No such items were included in the computation of diluted loss per share in the three or nine months ended September 30, 2009 or 2008, because the Company incurred a loss from operations in each of these periods and the effect of inclusion would have been anti-dilutive.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation (in thousands):

	Three and Nine Months Ended
	September 30,
	2009	2008
Convertible debt shares	1,688	1,579
Restricted stock, stock options, SARs, and warrant shares	817	880

Total shares excluded from diluted shares calculation	2,505	2,459

16. BUSINESS SEGMENT INFORMATION
Segment information is presented based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income (loss) based upon internal accounting methods.
The Company’s operations are classified into four segments: coal, power, heritage and corporate. Certain reclassifications of 2008 segment information have been made to conform to the 2009 presentation.
Summarized financial information by segment is as follows (in thousands):

	Coal	Power	Heritage	Corporate	Consolidated
Three Months Ended September 30, 2009
Revenues	$91,708	$20,696	$—	$—	$112,404
Depreciation, depletion, and amortization	9,002	2,432	—	99	11,533
Operating income (loss)	(78)	680	(8,295)	(2,058)	(9,751)
Total assets	530,017	225,550	4,852	12,756	773,175
Capital expenditures	7,308	954	—	39	8,301
Three Months Ended September 30, 2008
Revenues	$117,288	$24,017	$—	$—	$141,305
Depreciation, depletion, and amortization	8,411	2,432	—	126	10,969
Operating income (loss)	4,680	6,599	(6,963)	(1,990)	2,326
Total assets	549,276	246,631	5,371	10,194	811,472
Capital expenditures	11,456	629	—	—	12,085
Nine Months Ended September 30, 2009
Revenues	$272,891	$66,091	$—	$—	$338,982
Depreciation, depletion, and amortization	24,976	7,299	—	286	32,561
Operating income (loss)	1,674	8,850	(24,424)	(6,505)	(20,405)
Total assets	530,017	225,550	4,852	12,756	773,175
Capital expenditures	21,874	2,198	—	99	24,171
Nine Months Ended September 30, 2008
Revenues	$318,102	$68,220	$—	$—	$386,322
Depreciation, depletion, and amortization	23,312	7,278	—	289	30,879
Restructuring charges	155	—	—	473	628
Operating income (loss)	13,122	14,852	(22,909)	(9,486)	(4,421)
Total assets	549,276	246,631	5,371	10,194	811,472
Capital expenditures	23,624	935	—	71	24,630

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
A reconciliation of segment income (loss) from operations to loss before income taxes follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income (loss) from operations	$(9,751)	$2,326	$(20,405)	$(4,421)
Interest expense	(5,755)	(5,839)	(17,271)	(17,396)
Interest expense attributable to beneficial conversion feature	—	—	—	(8,108)
Interest income	684	1,264	2,362	3,817
Other income (loss)	1,698	(774)	5,782	(559)
Loss on extinguishment of debt	—	—	—	(5,178)

Loss before income taxes	$(13,124)	$(3,023)	$(29,532)	$(31,845)

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
The Company is required to purchase 1.0 million gallons of diesel fuel through the remainder of 2009 to fulfill its minimum purchase obligation.
Long-Term Sales Contracts
The following table presents an estimate of the sales tonnages under the Company’s existing long-term contracts. This table has been revised from the table disclosed in the 2008 Form 10-K due to:
•	New contracts;

•	Customer outages occurring after planned outages affecting the Company’s Rosebud and Beulah Mines during the second quarter of 2009. The Beulah Mine customer ended its unscheduled outage and resumed coal deliveries in July 2009. However, deliveries to the Rosebud Mine’s customer were significantly reduced through late October 2009 when operations resumed; and

•	Unfavorable current economic and energy market conditions causing the Company’s Absaloka and Jewett Mine’s remaining 2009 delivery projections to decrease.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
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

Projected Sales Tonnage Under
Existing Long-Term Contracts
as of September 30, 2009
(In millions of tons)

Remainder of 2009	6.7
2010	25.7
2011	22.5
2012	20.6
2013	19.7
Thereafter	99.9

Total	195.1

18. CONTINGENCIES
McGreevey Litigation
In 2002, the Company was served by former stockholders of Montana Power in the U.S. District Court in Billings, Montana in a case styled McGreevey et al. v. Montana Power Company et al. The plaintiff stockholders are seeking, among other things, to rescind the sale by Entech, a subsidiary of Montana Power, of its coal business to us and to compel us to hold the related coal business in trust for the stockholders. The plaintiffs contend that they were entitled to approve the sale by Entech to the Company even though they were not direct stockholders of Entech. On April 20, 2006, a Memorandum and Order was entered by the court staying the case while it awaited a decision from the Delaware Bankruptcy Court in the Entech bankruptcy case on two key issues. Although the stay remains in place, the Delaware bankruptcy court ruled that the claims the plaintiffs asserted against the officers and directors of Touch America belong to the Touch America trustees and not the Montana Power stockholders. The Montana court, aware of this ruling, arranged a mediated settlement conference to attempt to revive, in some form, the tentative settlement reached over two years ago. Agreements in principle have been reached by the various parties in the litigation that resolve and settle all pending issues. The settlement agreements are expected to be finalized prior to December 31, 2009. The draft settlement agreements release the Company without any liability or financial contribution from the Company.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Customer Reclamation Claims
Western Energy Company, or WECO, received a claim dated October 16, 2008, from the six Colstrip 3&4 buyers seeking a refund of approximately $9.9 million for alleged inappropriate charges. The buyers assert that they were charged for base reclamation work in Area C of the Rosebud Mine when those charges were actually for final reclamation, which would be WECO’s responsibility under the terms of the coal supply agreement. The refund sought by the buyers includes alleged overpayments for final reclamation work plus taxes and royalties on that overpayment.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Forward-Looking Information
Throughout this Form 10-Q, we make statements, including estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled Risk Factors (refer to Part I, Item 1A in our 2008 Form 10-K and see Part II, Item 1A below). Specific factors that could cause actual results to differ materially from such forward-looking statements include, among others, the following:
•	worldwide economic conditions;

•	our ability to produce coal at existing and planned future operations;

•	our ability to meet our projected cash requirements and factors related thereto;

•	changes in postretirement medical benefit and pension obligations;

•	availability and costs of credit, surety bonds and letters of credit;

•	inability to expand coal operations due to limitations in obtaining bonding capacity to back new mining permits;

•	our ability to maintain compliance with debt covenant and waiver agreement requirements or obtain waivers from our lenders in cases of non-compliance;

•	the ability of our subsidiaries to pay dividends to the Parent due to restrictions in our debt arrangements and reductions in planned coal deliveries;

•	our ability to negotiate profitable coal contracts, price reopeners and extensions;

•	our ability to maintain satisfactory labor relations and to implement cost containment measures for labor-related obligations and the effect of employment cost containment measures on our expenses, liabilities, and cash outlays;

•	financial stability of our customers, and their ability to continue to comply with their contractual commitments in a timely manner;

•	disruptions in delivery or changes in pricing from third-party vendors of goods and services which are necessary for our operations, such as fuel, steel products, explosives and tires;

•	the impact of unfavorable general economic and energy market conditions on our coal delivery and sales and our results of operations;

•	impact of weather on demand, production and transportation;

•	the performance of our Roanoke Valley power plants and the structure of its contracts with its lenders and Dominion Virginia Power;

•	the coal’s market share of electricity generation;

•	the effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;

•	the effect and timing of generator repairs made at our ROVA power plants;

•	the effect that reductions in planned coal deliveries will have on our results of operations; and

•	future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases.

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
We sold 29.3 million tons of coal in 2008. We were the tenth largest coal producer in the United States, ranked by tons of coal mined in 2008.
In addition to our mining operations, we own the Roanoke Valley power plants, or ROVA. ROVA consists of two coal-fired generating units with a total capacity of 230 megawatts. ROVA supplies power pursuant to long-term contracts.
We are a holding company and conduct our operations through subsidiaries, which generally have obtained separate financing. As a holding company, we have significant cash requirements to fund our ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to us are distributions from our principal operating subsidiaries. Each of WML, ROVA and WRI has a credit agreement that contains covenants applicable to that subsidiary. Only the WRI agreement permits dividends to be paid by WRI to us without restriction.
In the second and third quarter 2009, WML did not comply with a loan covenant in its debt agreement. On October 7, 2009, WML received a waiver from its lenders for the quarters ended June 30, 2009, and September 30, 2009, and for anticipated non-compliance at quarters ended December 31, 2009, and March 31, 2010, assuming it meets certain conditions. WRI also did not comply with a net worth covenant in its Business Loan Agreement in the third quarter of 2009. WRI was able to obtain a waiver on October 29, 2009, for the third quarter 2009. See Note 7 for additional details on these defaults.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
During the second quarter of 2009, unscheduled customer outages occurred after planned maintenance outages, which affected our Rosebud and Beulah Mines. The Beulah Mine customer ended its unscheduled outage and resumed coal deliveries in July 2009. However, deliveries to our Rosebud Mine’s customer were significantly reduced through late October 2009 when operations resumed. During Rosebud’s customer-scheduled maintenance outage in early 2009, it found unanticipated mechanical problems that required immediate replacement. The replacement parts were not successful in fixing the mechanical issues, further prolonging the maintenance outage at the power plant far beyond the initial estimates. The power plant outages at Beulah and Rosebud are referred to herein as “the customer outages.” Additionally, due to unfavorable current economic and energy market conditions, our Absaloka and Jewett Mine’s deliveries decreased and will expect to remain at reduced levels at least through the fourth quarter of 2009. These reductions in actual and planned 2009 deliveries will reduce dividends and cash flows available to us.
During the third quarter 2009, we froze one of our pension plans and eliminated postretirement medical benefits for our non-represented employees. See Note 9 for additional information.
In October 2009, during a planned major five-year maintenance outage at one of our ROVA power plants, we determined that an unexpected repair was needed on the generator rotor. This repair extended the outage and is expected to decrease revenues and operating income in the fourth quarter of 2009. We expect the repair to be made and operations to resume in November 2009.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
RESULTS OF OPERATIONS
Items that Affect Comparability of Results
For the three and nine months ended September 30, 2009 and 2008, our results have included items that significantly affected net loss. The pretax income (expense) components of these items were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Fair value adjustment on derivatives and related amortization of debt discount	$1,216	—	5,191	—
Heritage legal claim settlement	—	—	756	—
Interest expense attributable to beneficial conversion feature	—	—	—	(8,108)
Loss on extinguishment of WML debt	—	—	—	(3,834)
Coal royalty dispute settlement	—	(2,635)	—	(2,635)
Loss on extinguishment of power debt	—	—	—	(1,344)
Restructuring charges	—	—	—	(628)
Gain on sale of interest in the Ft. Lupton power project	—	876	—	876

Total impact	$1,216	(1,759)	5,947	(15,673)

Items recorded in the nine months ended September 30, 2009
•	We recorded income of $5.2 million following the adoption of ASC 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. This impact included $5.9 million of other income resulting from the mark-to-market accounting of the decrease in the value of the conversion feature in our convertible notes and a decrease in the value of our warrant, which was offset with $0.7 million of interest expense related to amortization of the debt discount recorded as a result of the valuation of the conversion feature.

•	We recorded a gain of $0.8 million related to a settlement of past heritage claims, as a result of efforts to reduce our heritage costs.
Items recorded in the nine months ended September 30, 2008
•	We recorded $8.1 million of interest expense related to the beneficial conversion feature in the convertible notes we issued in March 2008, as the conversion price was lower than the fair market value of our common stock at the time of issuance. We recorded an adjustment to our 2009 opening Accumulated deficit as part of our adoption of ASC 815-40, which reversed the impact of this expense through Accumulated deficit.

•	We refinanced our WML debt and as a result recorded losses of $3.8 million for the extinguishment of debt.

•	We recorded $2.6 million in net expense related to coal royalty claims as we reached an agreement with the U.S. Minerals Management Service and the Montana Department of Revenue to settle two long-standing disputes. This net expense included $10.1 million of revenue offset with $12.7 million of cost of sales.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
•	We refinanced our power debt and as a result recorded losses of $1.3 million for the extinguishment of debt.

•	In 2007, we initiated a restructuring plan in order to reduce the overall cost structure of the Company. As a result, in the first nine months of 2008 we recorded restructuring charges of $0.6 million. The restructuring charges related to termination benefits and outplacement costs.

•	On July 2, 2008, we received $0.9 million for our royalty interest in the gas-fired Ft. Lupton project and recognized a gain of $0.9 million on the sale.
Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008
Summary
Our third quarter 2009 sales decreased to $112.4 million compared with $141.3 million in the third quarter of 2008. This decrease was primarily driven by a $25.6 million decrease in our coal segment revenues; which includes approximately $15.5 million as a result of the customer outages and unfavorable current energy market conditions, and approximately $10.1 million related to the settlement of coal royalty claims recorded in the third quarter of 2008. In addition, our power segment revenues decreased $3.3 million related to a decrease in megawatt hours sold.
Our third quarter 2009 net loss applicable to common shareholders increased to $12.4 million compared with a $3.5 million loss in the third quarter of 2008. Excluding the $1.2 million of third quarter 2009 income and the $1.8 million of third quarter 2008 expenses (discussed in Items that Affect Comparability of Our Results), our net loss increased by $11.9 million. The primary factors, in aggregate, driving this increase in net loss were:
•	A $7.4 million decrease in our coal segment operating income. This decrease was primarily driven by reduced tonnages sold due to the customer outages and unfavorable current energy market conditions, and was partially offset by income from our Indian Coal Production Tax Credit monetization transaction. In addition, our coal segment operating loss includes losses from a partially owned consolidated subsidiary;

•	A $5.0 million decrease in our power segment operating income resulting primarily from reduced megawatt hours sold and increased maintenance expenses as a result of a planned major five-year maintenance outage and unplanned outages occurring in the third quarter of 2009;

•	A $1.4 million increase in net loss attributable to noncontrolling interest driven by losses from a partially owned consolidated subsidiary;

•	A $1.3 million increase in heritage costs primarily driven by costs related to future cost containment efforts and unfavorable changes in the valuation of our Black lung benefits trust’s assets and liabilities due to changes in interest rates;

•	A $0.8 million decrease in other expense related to other-than-temporary impairment charges taken on our investments during the third quarter of 2008; and

•	A $0.6 million decrease in interest income, which was partially offset with a $0.3 million decrease in interest expense as a result of debt refinancing.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Coal Segment
The following table shows comparative coal revenues, operating income (loss) and production, and percentage changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2009	2008	$	%
		(In thousands)
Revenues	$91,708	$117,288	$(25,580)	(21.8)%
Operating income (loss)	(78)	4,680	(4,758)	(101.7)%
Tons sold — millions of equivalent tons	5.8	7.8	(2.0)	(25.6)%
Our third quarter 2009 coal revenues decreased to $91.7 million, compared with $117.3 million in the third quarter of 2008. This decrease occurred primarily from a decrease of 2.0 million tons sold as a result of the customer outages and settlement of coal royalty claims recorded in the third quarter of 2008. Additionally, due to unfavorable current economic and energy market conditions, our Absaloka and Jewett Mine’s deliveries decreased and will remain at reduced levels at least through the fourth quarter of 2009.
Our coal segment’s operating loss was $0.1 million in the third quarter of 2009, compared to operating income of $4.7 million in the third quarter of 2008. Excluding the coal royalty dispute settlement of $2.6 million in the third quarter of 2008 (discussed in Items that Affect Comparability of Our Results), our coal segment operating income decreased by $7.4 million. Of this decrease, approximately $9.1 million was due to reduced tonnages sold as a result of the customer outages and unfavorable current economic and energy market conditions. This decrease was partially offset with approximately $1.7 million of earnings recognized from our Indian Coal Production Tax Credit monetization transaction.
Power Segment
The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2009	2008	$	%
		(In thousands)
Revenues	$20,696	$24,017	$(3,321)	(13.8)%
Operating income	680	6,599	(5,919)	(89.7)%
Megawatts hours — thousands	389	441	(52)	(11.8)%

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Our third quarter 2009 power segment revenues decreased to $20.7 million compared to $24.0 million in the third quarter 2008. This decrease is primarily from decreased megawatt hours sold as a result of a planned major five-year maintenance outage and unplanned outages occurring in the third quarter of 2009.
Our power segment’s operating income decreased to $0.7 million in the third quarter of 2009 compared to $6.6 million in the third quarter of 2008. Excluding the gain on sale of interest in the Ft. Lupton power project of $0.9 million in the third quarter of 2008 (discussed in Items that Affect Comparability of Our Results), our power segment operating income decreased by $5.0 million. This decrease was primarily from reduced megawatt hours sold and increased maintenance expenses as a result of a planned major five-year maintenance outage and unplanned outages occurring in the third quarter of 2009.
In October 2009 during a planned major five-year maintenance outage at one of our ROVA power plants, we determined that an unexpected repair was needed on the generator rotor. This repair extended the outage and is expected to decrease revenues and operating income in the fourth quarter of 2009. We expect the repair to be made and operations to resume in November 2009.
Heritage Segment
The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2009	2008	$	%
		(In thousands)
Health care benefits	$5,777	$5,941	$(164)	(2.8)%
Combined benefit fund payments	802	880	(78)	(8.9)%
Workers’ compensation benefits	146	145	1	0.7%
Black lung benefits	713	(307)	1,020	332.2%

Total heritage health benefit expenses	7,438	6,659	779	11.7%
Selling and administrative costs	857	304	553	181.9%
Heritage segment operating loss	$8,295	$6,963	$1,332	19.1%

Our third quarter 2009 heritage operating expenses were $8.3 million compared to $7.0 million in the third quarter of 2008. This increase of $1.3 million was primarily driven by costs related to containment efforts and unfavorable changes in the valuation of our Black lung benefits trust’s assets and liabilities due to changes in interest rates. These increases were partially offset with favorable health care benefit experience.
During the third quarter 2009, we eliminated postretirement medical benefits for our non-represented employees. See Note 9 for additional information. We continue to explore and pursue efforts towards the reduction, as well as, elimination of portions of our heritage health benefit costs.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Corporate Segment
Our corporate segment’s operating expenses of $2.0 million in the third quarter of 2009 remained virtually unchanged from the third quarter of 2008.
Other income (expense)
Our third quarter 2009 other expense decreased to $3.4 million compared with $5.3 million of expense in the third quarter of 2008. Excluding the $1.2 million impact of the fair value adjustment on derivatives and related amortization of debt discount, (discussed in Items that Affect Comparability of Our Results), our other expense decreased $0.7 million primarily due to other-than-temporary impairment charges taken on our investments during the third quarter of 2008.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Summary
Our sales for the first nine months of 2009 decreased to $339.0 million compared with $386.3 million in the first nine months of 2008. This decrease was primarily driven by a $45.2 million decrease in our coal segment revenues, which includes approximately $35.1 million as a result of the customer outages and unfavorable current energy market conditions and approximately $10.1 million related to the settlement of coal royalty claims recorded in the third quarter of 2008. In addition, our power segment revenues decreased $2.1 million related to a decrease in megawatt hours sold.
Our net loss applicable to common shareholders for the first nine months of 2009 decreased to $26.4 million compared with a $33.2 million loss in the first nine months of 2008. Excluding $5.9 million of income in the first nine months of 2009 and the $15.7 million of expenses from items in the first nine months of 2008 (discussed in Items that Affect Comparability of Our Results), our net loss increased by $14.8 million. The primary factors, in aggregate, driving this increase in net loss were:
•	A $14.2 million decrease in our coal segment operating income. This decrease was primarily driven by reduced tonnages sold due to the customer outages and unfavorable current energy market conditions, and was partially offset by income from our Indian Coal Production Tax Credit monetization transaction. In addition, our coal segment operating income includes losses from a partially owned consolidated subsidiary;

•	A $5.1 million decrease in our power segment operating income resulting primarily from reduced megawatt hours sold and increased maintenance expenses as a result of a planned major five-year maintenance outage and unplanned outages;

•	A $4.4 million increase in net loss attributable to noncontrolling interest driven by losses from a partially owned consolidated subsidiary;

•	A $2.5 million decrease in our corporate expenses related to cost control efforts and a reduction in our stock compensation expense;

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
•	A $2.3 million increase in heritage costs primarily driven by costs related to future cost containment efforts and unfavorable changes in the valuation of our Black Lung benefit’s trust assets and liabilities due to changes in interest rates;

•	A $1.5 million decrease in interest income, which was partially offset with a $0.9 million decrease in interest expense as a result of debt refinancing;

•	A $0.4 million decrease in other expense related to other-than-temporary impairment charges taken on our investments; and

•	A $0.1 million decrease in income taxes related to lower state taxable income primarily driven by the customer outages.
Coal Segment
The following table shows comparative coal revenues, operating income and production, and percentage changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2009	2008	$	%
		(In thousands)
Revenues	$272,891	$318,102	$(45,211)	(14.2)%
Operating income	1,674	13,122	(11,448)	(87.2)%
Tons sold — millions of equivalent tons	17.6	21.8	(4.2)	(19.3)%
Our coal revenues for the first nine months of 2009 decreased to $272.9 million, compared with $318.1 million in the first nine months of 2008. This decrease occurred primarily from a decrease of 4.2 million tons sold as a result of the customer outages and settlement of coal royalty claims recorded in the third quarter of 2008. Additionally, due to unfavorable current economic and energy market conditions, our Absaloka and Jewett Mine’s deliveries decreased and will remain at reduced levels at least through the fourth quarter of 2009.
Our coal segment’s operating income decreased to $1.7 million in the first nine months of 2009, compared to $13.1 million in the first nine months of 2008. Excluding the $2.6 million coal royalty dispute settlement and $0.2 million of restructuring charges in the third quarter of 2008 (discussed in Items that Affect Comparability of Our Results), our coal segment operating income decreased by $14.2 million. Of this decrease, approximately $20.6 million was due to reduced tonnages sold as a result of the customer outages and unfavorable current economic and energy market conditions. This decrease was partially offset with approximately $6.4 million of earnings recognized from our Indian Coal Production Tax Credit monetization transaction.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Power Segment
The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2009	2008	$	%
		(In thousands)
Revenues	$66,091	$68,220	$(2,129)	(3.1)%
Operating income	8,850	14,852	(6,002)	(40.4)%
Megawatts hours — thousands	1,206	1,252	(46)	(3.7)%
Our power segment revenues for the first nine months of 2009 decreased to $66.1 million compared to $68.2 million in the first nine months of 2008. This decrease was primarily driven by decreased megawatt hours sold as a result of a planned major five-year maintenance outage and unplanned outages.
Our power segment’s operating income decreased to $8.9 million in the third quarter of 2009 compared to $14.9 million in the third quarter of 2008. Excluding the gain on sale of interest in the Ft. Lupton power project of $0.9 million in the third quarter of 2008 (discussed in Items that Affect Comparability of Our Results), our power segment operating income decreased by $5.1 million. This decrease was primarily from reduced megawatt hours sold and increased maintenance expenses as a result of a planned major five-year maintenance outage and unplanned outages.
Heritage Segment
The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2009	2008	$	%
		(In thousands)
Health care benefits	$16,725	$19,224	$(2,499)	(13.0)%
Combined benefit fund payments	2,406	2,642	(236)	(8.9)%
Workers’ compensation benefits	447	437	10	2.3%
Black lung benefits (credits)	1,868	(436)	2,304	528.4%

Total heritage health benefit expenses	21,446	21,867	(421)	(1.9)%

Selling and administrative costs	2,978	1,067	1,911	179.1%
Gain on sale of assets	—	(25)	25	(100.0)%

Heritage segment operating loss	$24,424	$22,909	$1,515	6.6%

Our heritage operating expenses for the first nine months of 2009 were $24.4 million compared to $22.9 million in the first nine months of 2008. Excluding the heritage legal claim settlement of $0.8 million in the second quarter of 2009 (discussed in Items that Affect Comparability of Our Results), our heritage segment operating expenses increased by $2.3 million. This increase was primarily driven by costs related to containment efforts and unfavorable changes in the valuation of our Black Lung benefit’s trust assets and liabilities due to changes in interest rates. These increases were partially offset with favorable health care benefit experience.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Corporate Segment
Our corporate segment’s operating expenses totaled $6.5 million in the first nine months of 2009 compared to $9.5 million in the first nine months of 2008. Excluding the restructuring charge of $0.5 million in the first nine months of 2008 (discussed in Items that Affect Comparability of Our Results), our corporate segment operating expenses decreased by $2.5 million. This decrease related to cost control efforts and a reduction in our stock compensation expense.
Other income (expense)
Our other expense for the first nine months of 2009 decreased to $9.1 million compared with $27.4 million of expense in the first nine months of 2008. Excluding the $5.2 million impact of the fair value adjustment on derivative and related amortization of debt discount, $8.1 million of interest on the beneficial conversion feature associated with our convertible debt issued in 2008, the $3.8 million loss on the extinguishment of our WML debt, and the $1.3 million loss on the extinguishment of our power debt (discussed in Items that Affect Comparability of Our Results), our other expense increased approximately $0.2 million. This increase was driven by a $1.5 million decrease in interest income, which was partially offset with a $0.9 million decrease in interest expense as a result of our debt refinancing. Additionally, we recorded $0.4 million less of other-than-temporary impairment charges on our investments for the first nine months of 2009 as compared to the first nine months of 2008.
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
Our lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants. At June 30, 2009, WML did not comply with a leverage ratio covenant in its debt agreement primarily as a result of customer outages. The leverage ratio is calculated using Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, as defined by the agreement, for the previous four quarters. For the same reason, WML also did not comply with this covenant as of September 30, 2009, and believes it will not comply with the leverage ratio requirements for the fourth quarter of 2009 and the first quarter of 2010. On October 7, 2009, WML obtained a waiver from its lenders for the quarters ended June 30, 2009, and September 30, 2009. WML also received waivers for future leverage ratio non-compliance for the quarters ended December 31, 2009, and March 31, 2010, provided it meets certain conditions. The leverage ratio waivers also allow WML to access funds under its $25.0 million revolving line of credit. Despite the fact WML has received waivers for existing and future non-compliance with the leverage ratio requirements, it has classified $127.0 million of outstanding debt as a current liability in the Consolidated Balance Sheet due to the uncertainty of future compliance with covenant requirements. However, WML expects to fully comply with all conditions under the waivers.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
As a result of the WML non-compliance, WML paid its lenders $0.6 million as consideration for entry into the leverage ratio waivers. These costs were recorded in Selling and administrative expenses in our Consolidated Results of Operations.
At September 30, 2009, primarily a result of unfavorable market conditions driving decreases in tonnages sold, WRI was not in compliance with a net worth requirement contained in its Business Loan Agreement. On October 29, 2009, WRI obtained a waiver from its lenders for the quarter ended September 30, 2009. In addition, WRI’s Business Loan Agreement was amended on November 9, 2009, to extend the commencement of the net worth requirement from September 30, 2009 to April 30, 2010. Despite the fact WRI has received a waiver and an amendment to its Business Loan Agreement, it has classified its term debt of $4.8 million as a current liability in the Consolidated Balance Sheet due to the uncertainty of future compliance with covenant requirements.
Our expected future non-compliance with WML and WRI loan covenants could potentially trigger a future cross default on our convertible notes. We have also classified $10.5 million of our convertible note debt as a current liability due to the uncertainty of WML and WRI’s future compliance with covenant requirements. See Note 7 for additional details.
The major factors impacting our liquidity are as follows:
•	Our significant level of debt and limitations under current debt agreements on the ability of WML and ROVA to pay dividends to us.
As of September 30, 2009, our total gross indebtedness was approximately $251.9 million, the principal components of which are: $149.4 million under the WML’s revolving line of credit, term and other debt; $59.8 million of ROVA term debt; $32.2 million under WRI’s revolving line of credit, term and other debt; and $10.5 million of convertible notes.
The maturities of long-term debt and the revolving lines of credit due over the next twelve months are $179.5 million, of which $142.3 million relates to the ongoing WML and WRI loan covenant non-compliance and the potential future cross default on the convertible notes. In addition, $17.2 million relates to funds drawn on WRI’s $20.0 million revolving line of credit. On November 9, 2009, WRI renewed its revolving line of credit and amended its term debt. See Note 7 for additional details on this renewal and the amendment. The remaining $20.0 million due over the next twelve months is payable by our subsidiaries, and is expected to be funded by cash provided by the operations of those subsidiaries.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
The WML and ROVA debt agreements require the maintenance of reserve accounts and limit the ability of those subsidiaries to distribute funds to us based on changes in reserve account balances and the subsidiaries’ operating results. Accordingly, these subsidiaries may not be able to pay dividends to us in the amounts and in the time periods required for us to pay our heritage health benefit costs, pension contributions and corporate overhead expenses. Additionally, the WML and ROVA revolving lines of credit are only available to these operations.
The $20.0 million WRI revolving line of credit allows the Parent to draw on it at any given time for general corporate purposes. As of September 30, 2009, $17.2 million had been drawn under the WRI revolving line of credit.
•	Our heritage health obligation, which must be funded by distributions from our operating subsidiaries, and our pension obligation.
Our heritage health benefit costs consist of payments for postretirement medical, workers’ compensation benefits, and combined benefit fund premiums. We expect to make payments of $5.7 million for these costs during the remainder of 2009.
We also sponsor defined benefit pension plans for our full-time employees. Our Westmoreland Retirement Plan was frozen effective July 1, 2009. Under the covenants of the WML term debt, we are required to ensure that by September 15th of each year, the value of our pension plan assets are at least 90% of each of the plan’s year end actuarially determined pension liability.
In order to achieve the 90% funding status required by loan covenants, we contributed $1.6 million in cash and $4.2 million in company stock to its Retirement Plans in the nine months ended September 30, 2009. See Note 9 for details.
We continue to explore ways to reduce and eliminate portions of our heritage benefit costs.
The following table shows the contributions we made towards our heritage health benefits and pension obligations (in millions):

	Year to Date 2009	Remainder of 2009
	Actual	Expected
	Contributions	Contributions
Postretirement medical benefits (net of subsidy)	$12.7	$4.5
Pension contributions 1	5.8	—
CBF premiums	2.4	0.8
Workers’ compensation benefits	0.6	0.4

1.	Of the year-to-date contribution amount, $4.2 million was contributed in company stock.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
•	Cash collateral requirements for additional reclamation bonds in new mining areas.
Federal and state laws require that we provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we can obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis and have become increasingly expensive. Bonding companies are requiring that applicants collateralize increasing portions of their obligations to the bonding company. We anticipate that, as we permit additional areas for our mines in the remainder of 2009 and 2010, our bonding requirements will increase significantly and the collateral requirements will increase as well.
•	Significant unanticipated customer outages and an overall decrease in the demand for electricity.
During the second quarter of 2009, unscheduled customer outages occurred after planned maintenance outages, which affected our Rosebud and Beulah Mines. The Beulah Mine customer ended its unscheduled outage and resumed coal deliveries in July 2009. However, deliveries to our Rosebud Mine’s customer were significantly reduced through late October 2009 when operations resumed. During Rosebud’s customer-scheduled maintenance outage in early 2009, it found unanticipated mechanical problems that required immediate replacement. The replacement parts were not successful in fixing the mechanical issues, further prolonging the maintenance outage at the power plant far beyond the initial estimates. Additionally, due to current unfavorable economic conditions in the energy market, our Absaloka and Jewett Mine’s 2009 deliveries have decreased and are expected to remain at lower levels for the remainder of the year. These reductions in planned 2009 deliveries will reduce dividends and cash flows available to us.
As a result of the renewed revolving line of credit and amended term debt at WRI and the conclusion of our customer shutdowns in the fourth quarter, we anticipate that we will be able to meet our projected cash requirements for the foreseeable future, although by a small margin. Our forecasts are subject to a number of uncertainties that are beyond our control, and we may face unforeseeable economic issues.
Cash Balances and Available Credit
Consolidated cash and cash equivalents at September 30, 2009, totaled (in thousands):

WML	$8,221
ROVA	6,811
Westmoreland Risk Management	2,743
Westmoreland Coal Company (the Parent)	922
WRI	180
Other	33

Total consolidated cash and cash equivalents	$18,910

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Lines of Credit
Amounts outstanding and availability under the revolving lines of credit of our subsidiaries at September 30, 2009, are as follows (in millions):

	Total Line of	Amounts	Letters of
	Credit	Outstanding	Credit	Availability
WML	$25.0	$2.0	$1.9	$21.1
WRI	20.0	17.2	—	2.8
ROVA	6.0	—	—	6.0

	$51.0	$19.2	$1.9	$29.9

The average borrowings on our WRI and WML revolvers through the nine months ended September 30, 2009, were $13.4 million and $0.4 million, respectively. We had no borrowings on the ROVA revolver during the first nine months of 2009.
As a result of the leverage ratio waivers received, WML is able to access funds under WML’s $25.0 million revolving line of credit.
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
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities (in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash provided by (used in):
Operating activities	$27,516	$32,964
Investing activities	(27,371)	9,712
Financing activities	(21,176)	(9,343)
Cash Flow from Operations
Cash provided by operating activities decreased $5.4 million in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. This decrease was primarily the result of a decrease in our tons sold during the first nine months of 2009 due to the customer outages. Also driving the 2009 decrease in cash flows was an increase in cash usage for inventory purchases as our ROVA operations built their coal inventory back up to normal operating levels and settlement of coal royalty claims.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT.)
Cash used in investing activities increased $37.1 million in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. This increase resulted primarily from the $37.6 million reduction in our restricted investments due to the ROVA and WML debt refinancings in the nine months ended September 30, 2008. Investing cash flows for the first nine months of 2009 included $24.2 million of additions to property, plant and equipment compared to $24.6 million for the same period of 2008.
Cash used in financing activities increased by $11.8 million for the nine months ended September 30, 2009, compared to the nine months ended September 2008, as a result of $20.5 million in net repayments primarily on our ROVA debt in 2009 compared to $0.4 million of net borrowings in 2008.
Our working capital deficit at September 30, 2009, increased by $167.2 million to approximately $191.4 million compared to a $24.2 million deficit at December 31, 2008, as a result of the reclassification of $127.0 million of WML debt, $10.5 million of convertible notes and $4.8 million of WRI term debt as current liabilities, due to the loan covenant defaults and potential future cross default discussed in Notes 1 and 7.
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
There were no material changes to our off-balance sheet arrangements during the nine months ended September 30, 2009. Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K.
Newly Adopted Accounting Pronouncements
See Note 2 of Notes to Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a description of recently issued and adopted accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our 2008 Form 10-K. There have been no other material changes in our exposure to market risk since December 31, 2008.
ITEM 4
CONTROLS AND PROCEDURES
As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of  September 30, 2009.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure.
Additionally, there have been no changes in internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
Litigation
Please refer to the information contained in Note 18 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part I, Item 3 —  Legal Proceedings of our Form 10-K for the fiscal year ended December 31, 2008, which is responsive to this Item 1 and is incorporated herein by reference.  There have been no material developments with respect to our legal proceedings previously disclosed in our Form 10-K for the fiscal year ended December 31, 2008, except as described in Note 18 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, and as follows:
 As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2009, on July 9, 2009, the U.S. Minerals Management Service (“MMS”) and Western Energy Company, a subsidiary of the Company, entered into two settlement agreements to resolve disputes in respect of transportation and gross inequity claims asserted by MMS against Western Energy in connection with federal coal royalties allegedly due and owing on payments received by Western Energy from customers.
Transportation Claims
On July 9, 2009, MMS and Western Energy entered into a settlement agreement pursuant to which Western Energy agreed to pay the sum of $12.2 million to resolve all issues surrounding the transportation claims for all periods through December 31, 2007, and will pay future royalties on the transportation proceeds in accordance with the established methodology of MMS.  Western Energy’s customers agreed to reimburse Western Energy for 80% of the settlement amount and to pay 80% of the future royalty payments owed to MMS.  Western Energy paid the settlement in full in July 2009 and has been reimbursed by its customers for 80% of the payments.
Gross Inequity Claim
On July 9, 2009, MMS and Western Energy entered into a settlement agreement pursuant to which Western Energy agreed to pay the revised amount assessed under the MMS appeal decision of approximately $1.3 million. Puget Sound Energy agreed to reimburse Western Energy for all of the settlement costs.  Western Energy paid the settlement in full in July 2009 and has been reimbursed in full by Puget Sound Energy.
ITEM 1A
RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2008 Form 10-K and our Form 10-Q for the first quarter and second quarter of 2009 filed on May 8, 2009, and August 10, 2009, respectively, the risk factors that materially affect our business, financial condition or results of operations.  There have been no material changes from the risk factors previously disclosed.  You should carefully consider the risk factors set forth in the 2008 Form 10-K and the first quarter and second quarter Form 10-Q and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.  You should be aware that these risk factors and other information may not describe every risk facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.

PART II
OTHER INFORMATION (CONT.)
We have failed to comply with certain covenants in our various debt arrangements, which may negatively impact our liquidity and ability to finance our operations.
Our lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants.  At June 30 and September 30, 2009, WML did not comply with a leverage ratio covenant in its debt agreement primarily as a result of customer outages.  On October 7, 2009, WML obtained a waiver from its lenders for those quarters.  WML also received waivers for anticipated future defaults for the quarters ended December 31, 2009, and March 31, 2010, provided WML meets certain conditions.  Should WML not meet the conditions of the waiver, the WML lenders may require the payment of additional fees, require prepayment of a portion of WML’s indebtedness to them, accelerate the amortization schedule for the indebtedness and or increase the interest rates they charge WML on its outstanding indebtedness. If the lenders declare an event of default, they have the right to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest, and to foreclose on the assets securing such indebtedness.
In addition, at September 30, 2009, primarily as a result of unfavorable market conditions driving decreases in tonnages sold, WRI was not in compliance with a net worth requirement contained in its Business Loan Agreement. On October 29, 2009, WRI received a waiver for quarter end September 30, 2009.
In the event that any of our debt is accelerated and we are forced to repay our obligations, we could attempt to refinance or repay the debt with the proceeds from sales of assets. Sales of assets undertaken in response to such immediate needs may be made at potentially unfavorable prices, or asset sales may not be sufficient to refinance or repay the debt, and we may be unable to complete such transactions in a timely manner, on favorable terms, or at all.
ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 1, 2009, the Company made a contribution totaling 12,000 shares of the Company’s common stock (the “Shares”) to one of the Company’s employee pension plans to satisfy certain funding obligations. The Shares were valued at 12,000 shares at $8.17 or $0.1 million in the aggregate. The Shares were contributed to the plan in lieu of cash contributions in private placement transactions made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company will not receive any proceeds from the contribution.

PART II
OTHER INFORMATION (CONT.)
ITEM 3
DEFAULTS UPON SENIOR SECURITIES
The Company has accumulated but unpaid dividends on its preferred stock through and including October 1, 2009, in the amount of $18.2 million in the aggregate ($113.90 per preferred share or $28.48 per Depositary Share). The Company is prohibited from paying preferred stock dividends because there are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $160,129 at September 30, 2009). In addition, pursuant to our outstanding convertible note purchase agreement, dividends may not be paid until such time as the notes are paid in full.
ITEM 5
OTHER INFORMATION
On November 9, 2009, Westmoreland Resources, Inc. (“WRI”), a wholly-owned subsidiary of the Company, entered into an amendment (the “Amendment”) to the Business Loan Agreement dated October 29, 2007, as amended (the “Loan Agreement”), and two Change in Terms Agreements, with First Interstate Bank, Billings, Montana (“FIB”). Westmoreland Coal Company is guarantor of WRI’s obligations under the Loan Agreement and has pledged 100% of WRI’s common stock to FIB as collateral to secure such guaranty. The Loan Agreement provided WRI, as borrower, an $8.5 million term loan and a $20.0 million revolving line of credit.  Pursuant to the Amendment and the Change in Terms Agreements, the revolving line of credit has been extended to November 18, 2010, at an interest rate of prime, subject to a floor of 6% per annum. In addition, FIB has increased the current amount of funds available under the term loan, with a current principal balance of roughly $4.2 million, to $8.0 million, with a maturity date of January 29, 2013, at an interest rate of prime, subject to a floor of 7% per annum.  In consideration for such amendments, WRI shall pay a 1% extension/ modification fee to FIB on the $8.0 million term loan and $20.0 million revolver.
A copy of the Amendment and Change in Terms Agreements are attached hereto as Exhibit 10.5, 10.6 and 10.7 and are incorporated by reference herein. The foregoing description of the Amendment and Change in Terms Agreement do not purport to be complete and are qualified in their entirety by Exhibits 10.5, 10.6 and 10.7.

PART II
OTHER INFORMATION (CONT.)
ITEM 6
EXHIBITS

10.1	Form of Restricted Stock Agreement for employees under the 2007 EIP.

10.2	Form of Restricted Stock Unit Agreement for employees under the 2007 EIP.

10.3
Settlement Agreement and Mutual Release between Western Energy Company, the United States Department of Justice, and the United States Department of the Interior, through its agency the Minerals Management Service dated July 9, 2009.

10.4	Settlement Agreement and Mutual Release between Western Energy Company and the United States Department of the Interior, through the Minerals Management Service dated July 9, 2009.

10.5	Amendment No. 3 to Business Loan Agreement dated November 9, 2009, between Westmoreland Resources, Inc., Westmoreland Coal Company and First Interstate Bank.

10.6	Change in Terms Agreement dated November 6, 2009, between Westmoreland Resources, Inc. and First Interstate Bank.

10.7	Change in Terms Agreement dated November 6, 2009, between Westmoreland Resources, Inc. and First Interstate Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY
Date: November 9, 2009	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer (A Duly Authorized Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File			Filed
Number	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith

10.1	Form of Restricted Stock Agreement for employees under the 2007 EIP	8-K	001-11155	10.1	7/02/2009
10.2	Form of Restricted Stock Unit Agreement for employees under the 2007 EIP	8-K	001-11155	10.2	7/02/2009
10.3	Settlement Agreement and Mutual Release between Western Energy Company, the United States Department of Justice, and the United States Department of the Interior, through its agency the Minerals Management Service dated July 9, 2009	8-K	001-11155	10.1	7/15/2009
10.4	Settlement Agreement and Mutual Release between Western Energy Company and the United States Department of the Interior, through the Minerals Management Service dated July 9, 2009	8-K	001-11155	10.2	7/15/2009
10.5	Amendment No. 3 to Business Loan Agreement dated November 9, 2009 between Westmoreland Resources, Inc., Westmoreland Coal Company and First Interstate Bank					X
10.6	Change in Terms Agreement dated November 6, 2009 between Westmoreland Resources, Inc. and First Interstate Bank					X
10.7	Change in Terms Agreement dated November 6, 2009 between Westmoreland Resources, Inc. and First Interstate Bank					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X