Form 10-K
period 2009-12-31
WESTMORELAND COAL Co
filed 2010-03-12
CIK 106455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-T (§ 232.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a small reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☑

The aggregate market value of voting common stock held by non-affiliates as of June 30, 2009 was $69,181,468.

There were 10,541,556 shares outstanding of the registrant's common stock, $2.50 par value per share (the registrant's only class of common stock), as of March 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2010 Annual Meeting of Stockholders scheduled to be held on May 20, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

WESTMORELAND COAL COMPANY
FORM 10-K
ANNUAL REPORT

	PART III
10	Directors, Executive Officers and Corporate Governance	87
11	Executive Compensation	87
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	87
13	Certain Relationships and Related Transactions, and Director Independence	87
14	Principal Accountant Fees and Services	87

	PART IV
15	Exhibits and Financial Statement Schedules	88
Signatures		89

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements.”  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding our expected increase in tons of coal to be delivered, the amount of our coal that will be subject to purchase contracts through 2019, an expected decrease in heritage health benefit expenses, cash payments and administrative costs, a reduction in cash receipts and the impact on our revenues due to a change in the rate charged by our ROVA plant, an expected decrease in pension expenses, an expected increase in our required pension plan contributions, an expected increase in our depreciation expense, anticipated capital investments and how such investments will be funded, an expected increase in our restricted investments and bond collateral, an expected reduction in our repayment obligations, and our expectation that our cash from operations and available borrowing capacity will be sufficient to meet our working capital and bonding requirements, planned capital expenditures and debt payments for the foreseeable future.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include political, economic, business, competitive, market, weather and regulatory conditions and the following:

•

changes in our postretirement medical benefit and pension obligations;

•

inability to expand or continue current coal operations due to limitations in obtaining bonding capacity for new mining permits;

•

our ability to maintain compliance with debt covenant and waiver agreement requirements or obtain waivers from our lenders in cases of non-compliance with our debt covenants;

•

the inability of our subsidiaries to pay dividends to us due to restrictions in our debt arrangements or reductions in planned coal deliveries;

•

the structure of ROVA’s contracts with its lenders, coal suppliers and the power purchaser, which could dramatically affect the overall profitability of ROVA;

•

the effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;

•

future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases; and

•

the other factors that are described in “Risk Factors” herein.

Any forward-looking statements made by us in this Annual Report on Form 10-K speaks only as of the date on which it was made. Factors or events that could cause our actual results to differ may emerge from time-to-time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I

The words “we,” “our,” “the Company,” or “Westmoreland,” as used in this report refer to Westmoreland Coal Company and its applicable subsidiary or subsidiaries.

ITEM 1—BUSINESS.

Overview

Westmoreland Coal Company began mining in Westmoreland County, Pennsylvania in 1854 as a Pennsylvania corporation.  In 1910, we incorporated in Delaware and continued our focus on underground coal operations in Pennsylvania and the Appalachian Basin. We moved our headquarters from Philadelphia, Pennsylvania to Colorado Springs, Colorado in 1995 and fully divested ourselves of all Eastern coal operations.

Today, Westmoreland Coal Company is an energy company employing 1,109 employees whose operations include five surface coal mines in Montana, North Dakota and Texas and two coal-fired power generating units with a total capacity of 230 megawatts in North Carolina.  We sold 24.3 million tons of coal in 2009. Our two principal operating segments are our coal segment and our power segment.  Our two non-operating segments are heritage and corporate.  Our heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our corporate segment consists primarily of corporate and business development expenses.  We incorporate by reference the information about the operating results of each of our segments for the years ended December 31, 2009, 2008 and 2007 contained in Note 18 — Segment Information to our consolidated financial statements.  The following chart provides an overview of the operating subsidiaries that make up our coal and power segments:

Coal Segment

General

Our coal segment is focused on niche coal markets where we take advantage of long-term coal contracts and rail transportation advantages.  Approximately, two-thirds of our coal production is mine mouth, governed by long-term coal contracts with the neighboring power plant, while approximately the other third of coal production is sold in the open market where we take advantage of being the closest coal producer to our core open market customers via rail transportation.  Currently, two-thirds of our produced coal is non-compliance sub-bituminous coal from the Northern Powder River Basin, while the remaining third is lignite.  We project that over 50% of our contracted tons in 2010 will still be under contract in 2019.  In addition, in 2010, we will be one of only three U.S. coal companies operating on Indian reservations, allowing us to enter into transactions to monetize Indian Coal Tax Credits.

In 2009, we sold 24.3 million tons of coal compared to 29.3 million in 2008.  Our decrease in tons sold resulted from reduced demand for coal due to the global economic downturn, reduced electricity demands principally caused by adverse weather conditions and unscheduled customer shutdowns at our Rosebud and Beulah Mines.

The following table provides summary information regarding our principal mining operations as of December 31, 2009:

Mining Operation	Prior Operator	Manner of Transport	Machinery	Tons Sold (In thousands)			Total Cost of Property, Plant and Equipment ($ in millions)	Employees/ Labor Relations(1)	Coal Seam
				2007	2008	2009
MONTANA
Rosebud	Entech, Inc., a subsidiary of Montana Power, Purchased 2001	Conveyor belt BNSF Rail Truck	4 draglines Loadout facility	12,583	13,026	10,332	$131.9	389 employees; 303 represented by Local 400 of the IUOE	Rosebud
Absaloka	Washington Group International, Inc. as contract operator, Ended contract in 2007	Burlington Northern Santa Fe, or BNSF Rail Truck	1 dragline Loadout facility	7,347	6,418	5,911	$131.1	171 employees; 133 represented by Local 400 of the IUOE	Rosebud-McKay
Savage	Knife River Corporation, a subsidiary of MDU Resources Group, Inc., Purchased 2001	Truck	1 dragline	354	359	344	$4.4	11 employees; 9 represented by Local 400 of the IUOE	Pust
TEXAS
Jewett	Entech, Inc., a subsidiary of Montana Power, Purchased 2001	Conveyor belt	4 draglines	6,781	6,494	5,080	$33.3	344 employees	Wilcox Group
NORTH DAKOTA
Beulah	Knife River Corporation, a subsidiary of MDU Resources Group, Inc., Purchased 2001	Conveyor belt BNSF Rail	2 draglines Loadout facility	2,946	3,046	2,585	$54.9	153 employees; 122 represented by Local 1101 of the UMWA	Schoolhouse Beulah-Zap
TOTALS
				30,011	29,343	24,252	$ 355.6	1,068 employees

(1)   567 employees, or approximately 51% of our total employees, are represented by collective bargaining agreements.  The labor agreement at the Savage Mines expires during 2010.

Properties

We had an estimated 425.1 million tons of proven and probable coal reserves as of December 31, 2009.  Montana, Texas, and North Dakota each use a permitting process approved by the Office of Surface Mining.  Our mines have chosen to permit coal reserves on an incremental basis and currently have sufficient permitted coal to meet production, given the current rates of mining and demand, for the periods shown in the table below. We secure all of our final reclamation obligations by bonds as required by the respective state agencies.  We perform contemporaneous reclamation activities at each mine in the normal course of operations and coal production.

Our mines control coal reserves and deposits through long-term leases.  Coal reserves are that part of a mineral deposit that can be economically and legally extracted at the time of the reserve determination.  Coal deposits do not qualify as reserves until we conduct a final comprehensive economic evaluation and conclude it is legally and economically feasible to mine the coal. We base our estimate of the economic recoverability of our reserves upon a comparison of potential reserves to reserves currently in production in a similar geologic setting to determine an estimated mining cost.  We compare these estimated mining costs to existing market prices for the anticipated quality of coal.  We only include reserves expected to be economically mined in our reserve estimates.

Our engineers and geologists prepare our reserve estimates. We periodically engage independent mining and geological consultants to review the models and procedures we use in preparing our internal estimates of coal reserves according to standard classifications of reliability. Total recoverable reserve estimates change over time to reflect mining activity, analysis of new engineering and geological data, information obtained from our ongoing drilling program, changes in reserve holdings and other factors.  We compile data from individual drill holes in a database from which the depth, thickness and the quality of the coal are determined.  We classify reserves as either proven or probable based on the density result of the drill pattern.

The following table provides information about our mines as of December 31, 2009:

	Absaloka Mine	Rosebud Mine	Jewett Mine	Beulah Mine	Savage Mine
Owned by	Westmoreland Resources, Inc.	Western Energy Company	Texas Westmoreland Coal Co.	Dakota Westmoreland Corporation	Westmoreland Savage Corporation
Location	Big Horn County, MT	Rosebud and Treasure Counties, MT	Leon, Freestone and Limestone Counties, TX	Mercer and Oliver Counties, ND	Richland County, MT
Coal reserves (thousands of tons)(1) Proven Probable	77,486 -	212,515 -	49,966 -	44,549 26,939	13,605 -
Permitted reserves (thousands of tons)	75,098	127,824	49,966	26,873	1,129
2009 production (thousands of tons)	5,859	10,105	5,092	2,587	343
Estimated life of permitted reserves(2)	2020	2019	2022	2015	2013
Lessor	Crow Tribe	Federal Govt; State of MT; Great Northern Properties	Private parties; State of Texas	Private parties; State of ND; Federal Govt	Federal Govt; Private parties
Lease term	Through exhaustion	Varies	Varies	2009-2019	Varies
Current production capacity (thousands of tons)	7,500	13,300	7,000	3,400	400
Coal type	Sub-bituminous	Sub-bituminous	Lignite	Lignite	Lignite
Major customers	Xcel Energy, Western Fuels Assoc., Midwest Energy, Rocky Mountain Power	Colstrip 1&2 owners, Colstrip 3&4 owners, Minnesota Power	NRG Texas Power LLC	Otter Tail, MDU, Minnkota, Northwestern Public Service	MDU, Sidney Sugars
Delivery method	Rail/Truck	Truck / Rail / Conveyor	Conveyor	Conveyor / Rail	Truck
Approx. heat content (BTU/lb.)(3)	8,647	8,553	6,572	7,002	6,553
Approx. sulfur content (%)(4)	0.68	0.64	0.79	0.76	0.55
Year current complex opened	1974	1968	1985	1963	1958
Total tons mined since inception (thousands of tons)	167,136	419,677	179,092	99,356	14,141

(1)

Reserves are defined by SEC Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. Proven and probable coal reserves are defined by SEC Industry Guide 7 as follows:

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

(2)

Approximate year in which permitted reserves would be exhausted, based on current mine plan and production rates.  Our Jewett Mine’s permit is expected to be renewed in 2010, but effectively covers all of the Mine’s reserves for the entire life of the mine.  The Absaloka Mine permits expire in 2013 and 2014.

(3)

Approximate heat content applies to the coal mined in 2009.

(4)

Approximate sulfur content applies to the tons mined in 2009.

We lease all our coal properties except at the Jewett Mine, where we control some reserves through fee ownership. We are a party to coal leases with the federal government, state governments, and private parties at our Rosebud, Beulah, Savage and Jewett Mines.  Each of the federal and state government leases continue indefinitely provided there is diligent development of the property and continued operation of the related mines.  Federal statute generally sets production royalties on Federal leases at 12.5% of the gross proceeds of coal mined and sold for surface mines.  At the Beulah and Savage Mines, we have received reductions in the Federal royalty rate due to the quality of the lignite coal mined.  Our private leases run for an average term of twenty years and have options for renewal. We believe that we have satisfied all lease conditions in order to retain the properties and keep the leases in force.

We are a party to two leases with the Crow Tribe covering 18,406 acres of land at our Absaloka Mine.  In 2008, WRI entered into a series of transactions, including the formation of Absaloka Coal, LLC with an unaffiliated investor, in order to take advantage of certain available tax credits for the production of coal on the Crow Tribe leased land.  The tax credit is equal to $2.21 per ton in 2010 and increases annually to $2.30 per ton in 2012. We received a private letter ruling from the IRS providing that the Indian Coal Tax Credits are available to us.  As part of such transaction, WRI subleased its leases with the Crow Tribe to Absaloka Coal, LLC, granting it the right to mine specified quantities of coal through September 2013, with WRI as contract miner. We will pay to the Crow Tribe 33% of the expected payments we will receive from the investor.  WRI fully encumbered all of its property by a first lien under the revolving credit facility with First Interstate Bank and a second lien under the Note Purchase Agreement with Tontine Associates.  In addition, Westmoreland Mining LLC fully encumbered all of its property at our Rosebud, Beulah and Savage mines pursuant to our June 2008 fixed rate term debt and revolving debt.

Customers

We sell almost all of the coal that we produce (over 99% in 2009) to plants that generate electricity.  In 2009, approximately 60% of our total revenues were derived from coal sales to four power plants:   Limestone Generating Station (19% of our 2009 revenues), Colstrip Units 3&4 (18%), Colstrip Units 1&2 (12%) and Sherburne County Station (11%).  More than 80% of our tons are sold under contracts with remaining supply obligation terms of three years or more. We provide transportation for our mine-mouth customers, but sell coal plus lignite on a Free On Board, or FOB, basis to our other customers. Our coal revenues include amounts earned by our coal sales company from sales of coal produced by mines other than ours.  In 2009, 2008, and 2007, such amounts were $0.8 million, $1.2 million, and $4.1 million, respectively.

Rosebud.  The Rosebud Mine has two contracts with the adjacent Colstrip Station power generating facility.  Effective January 1, 2010, a new cost-plus agreement commenced with Colstrip Units 1&2 with a projected term through at least 2019 and expected tons of 3.0 million per year.  A second agreement at Units 3&4 covers approximately 7.0 million tons per year and is set to expire at the end of 2019.  This contract is also cost-plus, but with specific return on capital investment provisions.  The Rosebud Mine also has a 1.5 to 2.5 million ton per year fixed price contract with Minnesota Power’s Boswell Station that expires on December 31, 2010.  We do not expect to renew this contract at the Rosebud Mine at this time due to the poor economics of the contract.

Absaloka.  The Absaloka Mine operates primarily in the open market and has several contracts with various parties that totaled roughly 6.0 million tons in 2009 and decline to zero by the end of 2014.  More than 3.0 million tons expired at the end of 2009 under three separate agreements, which we successfully renegotiated during the year.  Approximately 80% of all tons sold were to the rail-served Sherburne County Station under several contracts.

Savage.  The Savage Mine supplies approximately 0.3 million tons per year to the local Lewis & Clark Station under an agreement that expires at the end of 2012.  Prices under this agreement are based upon certain actual mine costs and certain inflation indices for such items as diesel fuel.

Jewett.  The Jewett Mine has a cost-plus agreement with NRG Texas Power’s adjacent Limestone Generating Station, which commenced January 1, 2008, replacing various prior agreements in place since 1985.  NRG Texas Power is obligated to pay all mine costs of production plus a margin and the mine’s capital and reclamation expenditures.  The agreement has a term through 2018, which may be extended by NRG Texas Power for up to an additional ten years or until the mine’s reserves are exhausted.  NRG has the option to determine volumes to be delivered, which currently average approximately 4.5 million tons per year and to terminate the agreement at its discretion.

Beulah.  The Beulah Mine supplies approximately 2.5 million tons per year to the adjacent Coyote Station under an agreement that expires in May 2016.  It also supplies approximately 0.5 million tons per year to the rail-served Heskett Station under an agreement that expires during 2011.  Prices under these agreements are based upon certain actual mine costs and certain inflation indices for such items as diesel fuel.

Competition

While the coal industry is intensely competitive, we focus on niche coal markets where we take advantage of long-term coal contracts with neighboring power plants and rail transportation advantages.  For our coal sold into the open market, we compete with many other suppliers of coal to provide fuel to power plants.  Additionally, coal competes for electrical power generation with other fuels such as nuclear energy, natural gas, hydropower, petroleum and wind.  Costs and other factors such as safety, environmental and regulatory considerations relating to these alternative fuels affect the overall demand for coal as a fuel.

We believe that our mines have a competitive advantage based on three factors:

•

all of our mines are the most economic suppliers to each of their respective principal customers, a result of a transportation advantage over our competitors in that market;

•

nearly all of the power plants we supply were specifically designed to use our coal; and

•

the plants we supply are among the lowest cost producers of electric power in their respective regions and are among the cleaner producers of power from solid fossil fuels.

As a result of the foregoing, we believe that our current customers are more likely to be dispatched to produce power and to continue purchasing coal extracted from our mines.

The principal customers of the Rosebud, Jewett, and Beulah Mines are located adjacent to the mines; the coal for these customers can generally be delivered by conveyor belt instead of more expensive means such as truck or rail.  The customers of the Savage Mine are located approximately 20 to 25 miles from the mine so that coal can be transported most economically by truck.

The Absaloka Mine faces a different competitive situation.  The Absaloka Mine sells its coal in the rail market to utilities located in the northern tier of the United States that are served by BNSF.  These utilities may purchase coal from us or from other producers, and we compete with other producers on the basis of price and quality, with the purchasers also taking into account the cost of transporting the coal to their plants.  The Absaloka Mine enjoys an approximately 300-mile rail advantage over its principal competitors from the Southern Powder River Basin in supplying customers located in the northern tier. Rail rates have increased over the last several years by 50 to 100%, which increases our competitive advantage. We also believe that the next most economic suppliers to Absaloka’s northern tier customers could be our other mines.

Material Effects of Regulation

We are subject to extensive regulation with respect to environmental and other matters by federal, state and local authorities.  Federal laws to which we are subject include the Surface Mining Control and Reclamation Act of 1977, or SMCRA, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right to Know Act and the Resource Conservation and Recovery Act.  These laws are administered and enforced by the United States Environmental Protection Agency, or EPA, and/or other authorized federal or state agencies. Any non-compliance with these laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities, including suspension or termination of operations. In addition, we may be required to make large and unanticipated capital expenditures to comply with applicable laws. Our reclamation obligations under applicable environmental laws will be substantial. Our coal sales agreements contain government impositions provisions that allow the pass-through of compliance costs in some circumstances. The following summarizes certain legal and regulatory matters that we believe may significantly affect us.

Surface Mining Control and Reclamation Act.  SMCRA establishes minimum national operational, reclamation and closure standards for all surface coal mines. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of coal mining activities. Permits for all coal mining operations must be obtained from the Federal Office of Surface Mining Reclamation and Enforcement, or OSM, or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. States that operate federally approved state programs may impose standards that are more stringent than the requirements of SMCRA and OSM’s regulations and in many instances have done so. Permitting under SMCRA has generally become more difficult in recent years, which adversely affect the cost and availability of coal purchased by ROVA, especially in light of significant permitting issues affecting the Central Appalachia region.

Clean Air Act and Related Regulations.  The federal Clean Air Act and similar state laws and regulations affect coal mining, coal handling and processing and energy production primarily through permitting and/or emissions control requirements. For example, regulations relating to fugitive dust and coal combustion emissions could restrict our ability to develop new mines or require us to modify our operations. The Clean Air Act also extensively regulates the air emissions of coal fired electric power generating plants such as ROVA and plants operated by our coal customers. Coal contains impurities, such as sulfur, mercury and other constituents, many of which are released into the air when coal is burned. The Clean Air Act and similar legislation regulate these emissions and therefore affect demand for our coal.  In particular, our mines do not produce “compliance coal” for purposes of the Clean Air Act.  Compliance coal is coal containing 1.2 pounds or less of sulfur dioxide per million British thermal unit, or Btu.  This restricts our ability to sell coal to power plants that do not utilize sulfur dioxide emission controls and otherwise leads to a price discount based, in part, on the market price for sulfur dioxide emission allowances under the Clean Air Act.  Our coal also contains about twice the ash content of our primary competitors, which can translate into a cost disadvantage where post-combustion coal ash must be land filled.

While new regulations under the Clean Air Act or similar statutes could increase market prices for sulfur dioxide emission allowances and therefore the price discount applied to our coal, they could also cause power plants to retrofit sulfur dioxide emission controls, therefore expanding our market potential.  Higher costs for complying with coal ash regulations could also result in a higher price discount for our open market coal.

We are at particular risk of changes in applicable environmental laws with respect to the Jewett Mine, whose customer, the NRG Texas Power-Limestone Station, blends our lignite with compliance coal from Wyoming.  Tightened nitrogen oxide and new mercury emission standards could result in an increased blend of the Wyoming coal to reduce emissions.  Further, increased market prices for sulfur dioxide emissions and increased coal ash costs could also favor an increased blend of the lower ash Wyoming compliance coal.  In such a case, NRG Texas Power has the option to increase its purchases of other coal, reduce purchases of our coal and to terminate our contract.  If NRG terminates the contact, sales of lignite would end and the Jewett Mine would commence final reclamation activities.  NRG would pay for all reclamation work plus a margin.

Bonding Requirements.  Federal and state laws require mine operators to assure, usually through the use of surety bonds, payment of certain long-term obligations, including the costs of mine closure and the costs of reclaiming the mined land. The costs of these bonds have fluctuated in recent years, and the market terms of surety bonds have generally become more unfavorable to mine operators. Surety providers are requiring greater percentages of collateral to secure a bond, which has required us to provide increasing quantities of cash to collateralize bonds to allow us to continue mining. These changes in the terms of the bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds.  As of December 31, 2009, we have posted an aggregate of $227.4 million in surety bonds for reclamation purposes.

Resource Conservation and Recovery Act.  We may generate wastes, including ‘‘solid’’ wastes and ‘‘hazardous’’ wastes that are subject to the federal Resource Conservation and Recovery Act, or  RCRA, and comparable state statutes, although certain mining and mineral beneficiation wastes and certain wastes derived from the combustion of coal currently are exempt from regulation as hazardous wastes under RCRA.  The EPA has limited the disposal options for certain wastes that are designated as hazardous wastes under RCRA.  Furthermore, it is possible that certain wastes generated by our operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to more rigorous and costly management, disposal and clean-up requirements.

Comprehensive Environmental Response, Compensation, and Liability Act.  Under the Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, and similar state laws, responsibility for the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated ‘‘hazardous substances’’ at the site, regardless of the lawfulness of the original activities that led to the contamination.  CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such action.  In the course of our operations we may have generated and may generate wastes that fall within CERCLA’s definition of hazardous substances.  We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators.  We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages.  We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties. We also must comply with reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act.

Climate Change Legislation and Regulations.  Numerous proposals for federal and state legislation have been made relating to greenhouse gas, or GHG, emissions (including carbon dioxide) and such legislation could result in the creation of substantial additional costs in the form of taxes or required acquisition or trading of emission allowances. Many of the federal and state climate change legislative proposals use a “cap and trade” policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. Under the proposals, the cap would become more stringent with the passage of time. The proposals establish mechanisms for GHG sources such as power plants to obtain “allowances” or permits to emit GHGs during the course of a year.  The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emissions for their own operations.

In addition, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has begun to implement GHG-related reporting and permitting rules.

The impact of GHG-related legislation and regulations, including a “cap and trade” structure, on us will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on coal prices. We may not recover the costs related to compliance with regulatory requirements imposed on us from our customer due to limitations in our agreements.

Passage of additional state or federal laws or regulations regarding GHG emissions or other actions to limit carbon dioxide emissions could result in fuel switching from coal to other fuel sources by electricity generators and thereby reduce demand for our coal.  In addition, political and regulatory uncertainty over future emissions controls have been cited as major factors in decisions by power companies to postpone new coal-fired power plants.  If these or similar measures, such as controls on methane emissions from coal mines, are ultimately imposed by federal or state governments or pursuant to international treaties, our operating costs may be materially and adversely affected.  Also, alternative sources of power, including wind, solar, nuclear and natural gas, could become more attractive than coal in order to reduce carbon emissions, which could result in a reduction in the demand for coal and, therefore, our revenues.  Similarly, some of our customers, in particular smaller, older power plants, could be at risk of significant reduction in coal burn or closure as a result of imposed carbon costs.  The imposition of a carbon tax or similar regulation could, in certain situations, lead to the shutdown of coal-fired power plants, which would materially and adversely affect our coal and power plant revenues.

Power Segment

General

We own two coal-fired power-generating units in Weldon, North Carolina with a total capacity of 230 megawatts, which we refer to collectively as ROVA.  ROVA, which commenced operations in 1994, was built as a Public Utility Regulatory Policies Act co-generation facility with long-term power purchase agreements with Dominion Virginia Power.  While we initially structured the project as a joint venture where we owned a 50% interest in the partnership that owned ROVA, we acquired the other 50 percent partnership interest in ROVA in June 2006, bringing our ownership interest in the ROVA project to 100 percent. ROVA has been reclassified as an Electric Wholesale Generator, a Federal Energy Regulatory Commission classification created by the Energy Policy Act of 1992.  Westmoreland Partners has fully encumbered all power plant property pursuant to the Second Amended and Restated Loan Agreement with Prudential Investment Management, Inc.

The following table shows megawatt hours produced and average annual capacity factors achieved at ROVA for the last three years:

Year	Megawatt Hours	Capacity Factor
2009	1,486,000	81%
2008	1,641,000	89%
2007	1,590,000	86%

Coal Supply

ROVA purchases coal under long-term contracts from coal suppliers with identified reserves located in Central Appalachia, which contracts expire in 2014 and 2015.

Customer

ROVA supplies power to Dominion Virginia Power under long-term contracts, which expire in 2019 and 2020.  We can extend, by mutual consent, the contracts with Dominion Virginia Power for five-year terms at mutually agreeable pricing.  In 2009, the sale of power to Dominion Virginia Power accounted for approximately 18% of our consolidated revenues.

Material Effects of Regulation

For a thorough discussion of the extensive regulation with respect to environmental and other matters by federal, state and local authorities affecting our power segment, see Item 1 under “Coal Segment -Material Effects of Regulation.”

With respect to our power segment, ROVA is among the newer and cleaner coal-fired power plants in the United States.  It is exempted under Title IV of the Clean Air Act, but may opt-in to receive allocations of sulfur dioxide emission allowances.  The plant is among the lowest coal-fired emitters of mercury in the country.  We are evaluating whether ROVA could be a net consumer or seller of sulfur dioxide allowances, nitrogen oxide credits and mercury allowances under new and pending regulations.  However, we currently expect an increase in costs associated with nitrogen oxide allowances at ROVA.  With regard to coal ash regulations, ROVA both remarkets and landfills its combustion waste.  Landfills are lined and meet strict North Carolina Department of Solid Waste regulations.  Should ROVA incur additional costs of regulatory compliance, it is unlikely that we will be able to pass through these costs under our agreements with Dominion Virginia Electric.

An important factor relating to the impact of GHG-related legislation and regulations on our power segment will be our ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed. We may not recover the costs related to compliance with regulatory requirements imposed on us due to limitations in our power purchase agreements. If we are unable to pass through such costs incurred by ROVA to Dominion Virginia Power or recoup them in another manner such as through allowances, it could have a material adverse effect on our results of operations at ROVA.

Heritage Segment

Our heritage segment costs consist primarily of payments for medical benefits to our retired workers, workers’ compensation benefits, black lung benefits and combined benefit fund premiums. These collective heritage obligations are funded by distributions from our operating subsidiaries.

Management has been working over the past several years to reduce our heritage obligations. In 2009, we changed our health provider network for our retiree population, resulting in substantial savings and corresponding reduction in heritage liability. Additionally, in September 2009, we eliminated postretirement medical benefits for our non-represented retiree population.  Lastly, in December 2009, we entered into an agreement with the United Mine Workers of America to modernize the method by which prescription drugs are provided to retirees of our former operations. Under the agreement, we will utilize a new system of distribution and administration, along with drug formularies, to enable us to continue to provide prescription drug benefits to retirees, but at a lower cost. These modifications are expected to become effective around April 15, 2010.  Management’s collective efforts to reduce our heritage obligations have resulted, as of the end of fiscal year 2009, in substantial reductions in our postretirement medical benefit obligation.

  We will continue to explore ways to further reduce or eliminate other portions of our benefits costs incurred as a consequence of our former operations.

Corporate Segment

The corporate segment consists primarily of costs for our corporate and business development expenses.  In addition, the corporate segment contains our captive insurance company.

We have elected to retain some of the risks associated with operating our company through a wholly owned, consolidated insurance subsidiary, Westmoreland Risk Management Ltd., or WRM.  WRM, a Bermuda corporation, provides our primary layer of property and casualty insurance.  By using this insurance subsidiary, we have reduced the cost of our property and casualty insurance premiums and retained some economic benefits due to our excellent loss record.  We reduce our major exposure by insuring for losses in excess of our retained limits with a number of third-party insurance companies.

Except for the assets of WRM, all of our assets are located in the United States.  We had no export sales and derived no revenues from outside the United States during the five-year period ended December 31, 2009.

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

We also make our public reports available through our website, www.westmoreland.com, as soon as practicable after we file or furnish them with the SEC.  You may also request copies of the documents, at no cost, by telephone at (719) 442-2600 or by mail at Westmoreland Coal Company, 2 North Cascade Avenue, 2nd Floor, Colorado Springs, Colorado, 80903.  The information on our website is not part of this Annual Report on Form 10-K.

ITEM 1A—RISK FACTORS.

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by numerous risk factors, including those summarized below.

Risk Factors Relating to our Operations

We may not generate sufficient cash flow to pay our operating expenses, meet our debt service costs and pay our heritage and corporate costs, and we may not be able to obtain additional sources of liquidity to meet these needs.

We are a holding company that conducts our operations through our subsidiaries.  Certain costs that we incur are direct obligations of ours such as significant heritage health benefit costs, and we rely on dividends from our subsidiaries to meet these holding company obligations.  Our Westmoreland Mining LLC subsidiary, which owns the Rosebud, Jewett, Beulah and Savage Mines, and our Westmoreland Partners subsidiary, which owns ROVA, are subject to credit facilities that require the maintenance of reserve accounts and limit the ability of those subsidiaries to dividend funds to us based on changes in reserve account balances and the subsidiaries’ operating results.  Accordingly, these subsidiaries may not be able to pay dividends to us in the amounts and in the time required for us to pay our heritage health benefit costs and corporate expenses.  Ultimately, if our subsidiaries’ operating cash flows are insufficient to support their operations and provide dividends to us in the amounts and time required to pay our expenses, and we are unable to obtain external financing at sufficient levels to pay such obligations, we will be unable to meet our obligations as they come due.

As a result of Westmoreland Resources Inc., or WRI, which owns the Absaloka Mine, renewed revolving line of credit and an increase in its term debt, anticipated reductions in our heritage medical obligations and the conclusion of customer shutdowns, we anticipate that our cash from operations and available borrowing capacity will be sufficient to meet our working capital and bonding requirements, planned capital expenditures and debt payments for the foreseeable future, although by a small margin.  However, our expectations in this regard are subject to numerous risks and uncertainties, and may not be realized.  Because of the uncertainties surrounding the 2010 forecast assumptions and anticipated non-compliance with certain debt covenants, the report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2009, includes an explanatory paragraph that summarizes the salient facts or conditions that raise substantial doubt about our ability to continue as a going concern.

We have a significant amount of debt, which imposes restrictions on us and may limit our flexibility, and a decline in our operating performance may materially affect our ability to meet our future financial commitments and liquidity needs.

As of December 31, 2009, our total gross indebtedness, excluding debt discounts, was approximately $259.9 million, the principal components of which are: $148.8 million of Westmoreland Mining LLC term and other debt; $55.6 million of ROVA term debt; $38.3 million under WRI’s revolving line of credit and term and other debt; and $17.2 million of convertible notes.  We may incur additional indebtedness in the future, including indebtedness under our three existing revolving credit facilities.

A substantial portion of our subsidiaries’ cash flows must be used to pay principal and interest on our indebtedness and is not available to fund working capital, capital expenditures, bonding requirements, heritage costs or other general corporate uses.  In addition, the degree to which we are leveraged could have other important consequences, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our ability to obtain additional financing to fund future working capital, capital expenditures or equipment leases or other general corporate requirements; limiting our ability to grow our business; and limiting our flexibility in planning for, or reacting to, changes in our business and in the industry.

If our operating performance fails to improve as anticipated, or if we do not have sufficient cash flows and capital resources to meet our debt service obligations, we may be forced to seek additional capital or seek to restructure or refinance our indebtedness.  If we are unable to obtain new or restructured financing, we could be forced to sell our assets or those of our subsidiaries under unfavorable circumstances to make up for any shortfall in our payment obligations.  Our existing credit facilities limit our ability to sell assets and restrict the use of the proceeds from any such sale.  Therefore, even if forced to do so, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt obligations.  In addition, our liquidity could be adversely affected if one or more lenders under our subsidiaries’ revolving credit agreements become unwilling or unable to fund amounts under those facilities when requested.

If we fail to comply with certain covenants in our various debt arrangements, it could negatively affect our liquidity and ability to finance our operations.

Our lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants.  In 2009, WML did not comply with a leverage ratio covenant in its debt agreement and obtained a waiver from its lenders for defaults through March 31, 2010, subject to certain conditions.  At September 30, 2009, WRI was unable to comply with its net worth covenant contained in its business loan agreement.  WRI obtained a waiver from its lenders for the quarter ended September 30, 2009.  The agreement was subsequently amended to extend the net worth requirement from September 30, 2009 to April 30, 2010.  We currently anticipate that we will not be able to meet the WRI net worth covenant requirement by April 30, 2010.  Should we not meet the conditions of the waivers, the lenders may require the payment of additional fees, require prepayment of a portion of  indebtedness to them, accelerate the amortization schedule for the indebtedness and or increase the interest rates they charge on our outstanding indebtedness. Should we be unable to meet future debt-related covenants, we will be required to seek a waiver of such covenant to avoid an event of default.  Covenant waivers and modifications may be expensive to obtain, or, potentially, unavailable.  If we are unable to obtain covenant waivers and our lenders accelerate our debt, we could attempt to refinance or repay the debt with the proceeds from sales of assets. Sales of assets undertaken in response to such immediate needs may be made at potentially unfavorable prices, or asset sales may not be sufficient to refinance or repay the debt, and we may be unable to complete such transactions in a timely manner, on favorable terms, or at all.

Continuing unfavorable economic conditions could have a material adverse effect on our results of operations.

Economic conditions in the United States and throughout much of the world experienced a sudden, sharp economic downturn in 2008 and 2009.  While the markets have shown improvements in recent months, continuing turmoil in the financial markets could make it more difficult for us to access capital, sell assets, refinance our existing indebtedness, obtain waivers for covenant violations from our lenders if necessary, obtain future bonding capacity required to expand our operations, enter into agreements for new indebtedness, or obtain funding through the issuance of our securities.

Our dependence on a small group of customers could adversely affect our revenues if such customers reduce or suspend their coal purchases or if they become unable to pay for our coal.

In 2009, approximately 60% of our total revenues were derived from coal sales to four power plants:   Limestone Generating Station (19% of our 2009 revenues), Colstrip Units 3&4 (18%), Colstrip Units 1&2 (12%) and Sherburne County Station (11%).  Interruption in the purchases of coal by our operations of our principal customers could significantly affect our revenues.  During 2009, unscheduled power plant outages occurred after planned maintenance outages at power plants served by our Rosebud and Beulah Mines resulting in lost revenues of approximately $47.5 million.  Unscheduled maintenance outages at our customers' power plants, unseasonably moderate weather, or increases in the production of alternative clean-energy generation such as wind power could cause our customers to reduce their purchases.  In addition, new environmental regulations could compel our customer of the Jewett Mine to purchase more compliance coal, reducing or eliminating our sales to them.  Four of our five mines are dedicated to supplying customers located adjacent to or near the mines, and these mines may have difficulty identifying alternative purchasers of their coal if their existing customers suspend or terminate their purchases.  The reduction in the sale of our coal would adversely affect our operating results.  In addition, if any of our major customers became unable to pay for contracted amounts of coal, our results of operation and liquidity would be adversely affected.

If our assumptions regarding our future expenses related to employee benefit plans are incorrect, then expenditures for these benefits could be materially different than we have assumed.

We provide various postretirement medical benefits, black lung and worker’s compensation benefits to current and former employees and their dependents.  We calculate the total accumulated benefit obligations according to the guidance provided by Generally Accepted Accounting Principles, or GAAP.  We estimate the present value of our postretirement medical, black lung and worker’s compensation benefit obligations to be $190.2 million, $14.7 million and $11.2 million, respectively, at December 31, 2009.  We have estimated these unfunded obligations based on actuarial assumptions described in the notes to our consolidated financial statements.  If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially different.

Inaccuracies in our estimates of our coal reserves could result in decreased profitability from lower than expected revenues or higher than expected costs.

Our future performance depends on, among other things, the accuracy of our estimates of our proven and probable coal reserves.  Our reserve estimates are prepared by our engineers and geologists and are updated periodically.  There are numerous factors and assumptions inherent in estimating the quantities and qualities of, and costs to mine, coal reserves, including many factors beyond our control, including the following:

•

quality of the coal;

•

geological and mining conditions, which may not be fully identified by available exploration data and/or may differ from our experiences in areas where we currently mine;

•

the percentage of coal ultimately recoverable;

•

the assumed effects of regulation, including the issuance of required permits, taxes, including severance and excise taxes and royalties, and other payments to governmental agencies;

•

assumptions concerning the timing for the development of the reserves; and

•

assumptions concerning equipment and productivity, future coal prices, operating costs, including for critical supplies such as fuel, tires and explosives, capital expenditures and development and reclamation costs.

As a result, estimates of the quantities and qualities of economically recoverable coal attributable to any particular group of properties, classifications of reserves based on risk of recovery, estimated cost of production, and estimates of future net cash flows expected from these properties may vary materially due to changes in the above factors and assumptions.  Any inaccuracy in our estimates related to our reserves could result in decreased profitability from lower than expected revenues and/or higher than expected costs.

If the assumptions underlying our reclamation and mine closure obligations are materially inaccurate, we could be required to expend greater amounts than anticipated.

The Surface Mining Control and Reclamation Act of 1977, or SMCRA, establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining.  We calculated the total estimated reclamation and mine-closing liabilities according to the guidance provided by GAAP and current industry practice.  Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering expertise related to these requirements.  If our estimates are incorrect, we could be required in future periods to spend more or less on reclamation and mine-closing activities than we currently estimate.  Likewise, if our customers, some of whom are contractually obligated to pay certain reclamation costs, default on the unfunded portion of their contractual obligations to pay for reclamation, we could be forced to make these expenditures ourselves and the cost of reclamation could exceed any amount we might recover in litigation.

We estimate that our gross reclamation and mine-closing liabilities, which are based upon projected mine lives, current mine plans, permit requirements and our experience, were $244.6 million (on a present value basis) at December 31, 2009.  Of these December 31, 2009 liabilities, our customers have assumed $82.2 million by contract.  In addition, we held final reclamation deposits, received from customers, of approximately $73.1 million at December 31, 2009 to provide for these obligations.  We estimate that our obligation for final reclamation that was not the contractual responsibility of others or covered by offsetting reclamation deposits was $89.3 million at December 31, 2009.  This $89.3 million must be recovered in the price of coal sold.  Responsibility for the final reclamation amounts may change in certain circumstances.

In addition, we are currently in a dispute with our coal buyers that own the Colstrip Units 3&4 at Rosebud regarding reclamation costs.  The buyers assert that they were charged for base reclamation work in Area C of the Rosebud Mine when those charges were actually for final reclamation, which would be our responsibility under the terms of the coal supply agreement.  The refund of $21.0 million sought by the buyers includes $17.0 million in alleged overpayments for final reclamation work plus $4.0 million in interest.  If the buyers prevail and all of the challenged work is determined to be final reclamation rather than base reclamation, we could be required to refund in cash the overpayment with interest, which would materially affect our ability to use cash to obtain bonding for future mining, restrict cash dividends from the mine to the holding company and could cause a potential breach of a Westmoreland Mining loan covenant.

After discussions with the Colstrip Unit 3&4 buyers in the fourth quarter of 2009 and first quarter of 2010, we have determined that a settlement agreement would be reached.  As a result, we recorded $6.5 million to Other current liabilities and reduced Revenues by the same amount for this claim.  In addition, Cost of sales was reduced by $1.7 million and a corresponding $1.7 million recorded in Other current assets for prepaid production taxes and royalties.

If the cost of obtaining new reclamation bonds and renewing existing reclamation bonds continues to increase or if we are unable to obtain additional bonding capacity, our operating results could be negatively affected.

Federal and state laws require that we provide bonds to secure our obligations to reclaim lands used for mining.  We must post a bond before we obtain a permit to mine any new area.  These bonds are typically renewable on a yearly basis and have become increasingly expensive.  Bonding companies are requiring that applicants collateralize increasing portions of their obligations to the bonding company.  In 2009, we paid approximately $4.1 million in premiums for reclamation bonds and were required to use $3.2 million in cash to collateralize 21% of the face amount of the new bonds obtained in 2009.  We anticipate that, as we permit additional areas for our mines in 2010 and 2011, our bonding requirements will increase significantly and our collateral requirements will increase as well.  Any capital that we provide to collateralize our obligations to our bonding companies is not available to support our other business activities.  If the cost of our reclamation bonds continues to increase, our results of operations could be negatively affected.  Additionally, if we are unable to obtain additional bonding capacity due to cash flow constraints, we will be unable to begin mining operations in newly permitted areas.  Our inability to begin operations in new areas will hamper our ability to efficiently meet our current customer contract deliveries, expand operations, and increase revenues.

Our coal mining operations are subject to external conditions that could disrupt operations and negatively affect our profitability.

Our coal mining operations are all surface mines.  These mines are subject to conditions or events beyond our control that could disrupt operations, affect production, and increase the cost of mining at particular mines for varying lengths of time.  These conditions or events include: unplanned equipment failures, which could interrupt production and require us to expend significant sums to repair our equipment, which is integral to the mining of coal; geological conditions such as variations in the quality of the coal produced from a particular seam, variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; and weather conditions.  For example, in our recent past, we have endured: a major blizzard at the Beulah Mine, which interrupted operations; a fire on the trestle at the Beulah Mine that interrupted rail shipment of our coal; and an unanticipated replacement of boom suspension ropes on one of our draglines that caused a multi-week interruption of mining.  Major disruptions in operations at any of our mines over a lengthy period could adversely affect the profitability of our mines.

Should our Private Letter Ruling pertaining to our Indian Coal Tax Credit, or ICTC, be audited by the IRS, the transaction may be cancelled and we may be required to return payments received from the third party.

Our mining subsidiary at our Absaloka Mine entered into a series of transactions, including the formation of a limited liability company with an unaffiliated investor, in order to take advantage of certain available tax credits for the production of coal on Indian lands.  We requested and have received a private letter ruling, or PLR, from the IRS providing that the ICTCs will be available under the specific scenario described in the PLR.  Even though we have received the PLR, there are certain issues that may be raised by the IRS in a subsequent audit of tax returns of the members of the limited liability company.  In the unlikely event that a subsequent audit disqualifies the tax credits as approved in the PLR or disallows the allocations of the tax credits, we could be required to either return to the investor previously received payments under the notes, and the transaction would effectively be cancelled or retain the previously received payments under the notes, but the transaction would effectively be cancelled from the date of the disallowance.  We will pay to the Crow Tribe 33% of the expected ICTC payments we will receive from the investor.  The Crow Tribe is only required to reimburse us under very limited circumstances.  As a result, in the unlikely event that the IRS disallows or disqualifies the tax credit, we would be unable to recoup payments already paid to the Crow Tribe.

Our future success depends upon our ability to continue acquiring and developing coal reserves that are economically recoverable and to raise the capital necessary to fund our expansion.

Our recoverable reserves will decline as we produce coal.  We have not yet applied for the permits required or developed the mines necessary to use all of the coal deposits under our mineral rights. Furthermore, we may not be able to mine all of our coal deposits as efficiently as we do at our current operations.  Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits.  In addition, we must also generate enough capital, either through our operations or through outside financing, to mine these additional reserves and to acquire new reserves.  Our current strategy includes increasing our coal reserves through acquisitions of other mineral rights, leases, or producing properties and continuing to use our existing properties.  Our ability to further expand our operations may be dependent on our ability to obtain sufficient working capital, either through cash flows generated from operations, or financing activities, or both.  As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines.  These factors could have a material adverse affect on our mining operations and costs, and our customers’ ability to use the coal we mine.

Union represented labor creates an increased risk of work stoppages and higher labor costs.

At December 31, 2009, approximately 51% of our total workforce was represented by either the International Union of Operating Engineers Local 400 or the United Mine Workers of America.  Our unionized workforce is spread out amongst four of our surface mines. As a majority of our workforce is unionized, there may be an increased risk of strikes and other labor disputes, as well as higher labor costs.  In March 2009, during negotiation over a collective bargaining agreement, our employees at the Rosebud Mine imposed a sixteen-day work stoppage. On April 6, 2009, we entered into a new four-year agreement with the union, and the Rosebud Mine resumed full operation. The impact on our operations was minimal as we continued to make most of our scheduled coal deliveries. If our Jewett Mine operations were to become unionized, we could be subject to additional risk of work stoppages, other labor disputes and higher labor costs, which could adversely affect the stability of production and our results of operations.

Legislation has been proposed to Congress to enact a law allowing workers to choose union representation solely by signing election cards (“Card Check”), which would eliminate the use of secret ballots to elect union representation.  While the impact is uncertain, if Card Check legislation is enacted into law, it will be administratively easier for unions to unionize coal mines and may lead to more coal mines becoming unionized.

Our revenues could be affected by unscheduled outages at ROVA or if the scheduled maintenance outages at ROVA last longer than anticipated.

Unplanned outages of generating units and extensions of scheduled outages due to mechanical failures or other problems occur from time-to-time and are an inherent risk of our business.  Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues as a result of selling fewer megawatt hours.  While we maintain insurance, the proceeds of such insurance may not be adequate to cover our lost revenues, increased expenses or liquidated damages payments should we experience equipment breakdown.  As our facilities were brought online in the mid 1990s, they require periodic upgrading and improvement.  Any unexpected failure, including failure associated with breakdowns, forced outages or any unanticipated capital expenditures could result in reduced profitability.  In September 2009, we were forced to keep the larger ROVA plant offline for a significant period of time following a scheduled major turbine outage due to unanticipated mechanical issues that arose.  In 2010, we have a major scheduled turbine outage for our smaller ROVA plant, which could result in unscheduled maintenance issues.

The profitability of ROVA could be severely affected beginning in 2014 due to differences in the termination dates of our coal supply agreements and power purchase agreements.

We entered into a ROVA Coal Supply Agreement for our larger plant on June 21, 1993, and a ROVA Coal Supply Agreement for our smaller plant on December 1, 1993, which provide for ROVA’s coal needs for a twenty-year period, terminating on May 29, 2014 and June 1, 2015, respectively.  We also entered into power purchase agreements with Dominion Virginia Power that provide for the sale of power for a twenty-five year term through May 29, 2019, for our larger ROVA plant and June 1, 2020, for the smaller ROVA plant.  The coal supply agreements provide for coal at a price per ton that is less than today’s open market price for Central Appalachia coal.  Upon the termination of the coal supply agreements beginning in 2014, we will be required to renegotiate our current contract or find a substitute supply of coal, likely at a cost per ton far greater than the price we are paying today.  However, the power purchase agreements do not provide for a price increase related to an increase in the cost per ton of delivered coal and Dominion Virginia Power’s payment for power after 2014 will not escalate with our increased coal costs.  Due to the change in the economics of ROVA at such time, it is projected that ROVA will begin incurring losses in 2014 and may be unable to pay its debt and other obligations as they become due.  Should ROVA renegotiate its future coal supply contracts prior to 2014 in a manner that results in higher coal prices, the incurrence of losses and an inability to pay obligations could be accelerated.

Permitting issues in Central Appalachia could put ROVA’s coal supply at risk.

ROVA purchases coal under long-term contracts from coal suppliers with identified reserves located in Central Appalachia.  While our coal supply has been relatively stable since the inception of the contracts, potential permitting issues pertaining to the reserves identified as our source of coal in our coal contracts could prove problematic in the coming years.  Should regulatory/legal action prevent our coal supplier from continuing to mine the reserves identified as our source of coal or to mine other reserves that could be identified as potential sources of coal, we could be forced to find an alternative source of coal at higher prices.  While the cost of cover for substitute coal should be covered by our coal contracts, we would be forced to initially incur the higher costs to secure a coal supply to provide for the continued operations at ROVA.  In addition, should issues arise under our coal contracts relating to the cost of cover, the coal suppliers’ guarantee or any other issue, we could be forced to incur significant legal expenses and, potentially, may never recoup our incremental coal or related legal costs.

Risk Factors Relating to the Coal and Power Industries

The recent downturn in the domestic and international financial markets, and the risk of prolonged global recessionary conditions, could adversely affect our financial condition and results of operations.

Because we sell substantially all of our coal to electric utilities, our business and results of operations remain closely linked to demand for electricity.  The recent downturn in the domestic and international financial markets has created economic uncertainty and raised the risk of prolonged global recessionary conditions.  Historically, global demand for basic inputs, including electricity production, has decreased during periods of economic downturn.  If the recent downturn in the domestic and international financial markets decreases global demand for electricity production, our financial condition and results of operations could be adversely affected.

Increased consolidation and competition in the U.S. coal industry may adversely affect our revenues and profitability.

During the last several years, the U.S. coal industry has experienced increased consolidation.  Consequently, many of our competitors in the domestic coal industry are major coal producers who have significantly greater financial resources than we do.  The intense competition among coal producers may impact our ability to retain or attract customers and may therefore adversely affect our future revenues and profitability.

Any change in consumption patterns by utilities away from the use of coal could affect our ability to sell the coal we produce or the prices that we receive.

Some power plants are fueled by natural gas because of the relatively cheaper construction costs of such plants compared to coal-fired plants and because natural gas is a cleaner burning fuel.  The domestic electric utility industry accounts for approximately 90% of domestic coal consumption.  The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and fuel oil as well as alternative sources of energy.  A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could negatively impact our results of operations and reduce our cash available for distribution.

Extensive government regulations impose significant costs on our mining operations, and future regulations could increase those costs or limit our ability to produce and sell coal.

The coal mining industry is subject to increasingly strict regulation by federal, state and local authorities with respect to matters such as:

•

limitations on land use;

•

employee health and safety;

•

mandated benefits for retired coal miners;

•

mine permitting and licensing requirements;

•

reclamation and restoration of mining properties after mining is completed;

•

air quality standards;

•

water pollution;

•

construction and permitting of facilities required for mining operations, including valley fills and other structures, including those constructed in water bodies and wetlands;

•

protection of human health, plant life and wildlife;

•

discharge of materials into the environment; and

•

effects of mining on groundwater quality and availability.

The costs, liabilities and requirements associated with these and other regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production operations.  Failure to comply with these regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations.  We may also incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations.  We must compensate employees for work-related injuries.  If we do not make adequate provision for our workers’ compensation liabilities, it could harm our future operating results.  If we are pursued for these sanctions, costs and liabilities, our mining operations and, as a result, our profitability could be adversely affected.

The possibility exists that new legislation and/or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure and/or our customers’ ability to use coal.  New legislation or administrative regulations (or new judicial interpretations or administrative enforcement of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs.  These regulations, if proposed and enacted in the future, could have a material adverse effect on our financial condition and results of operations.

Extensive environmental laws and regulations affect the end-users of coal and could reduce the demand for coal as a fuel source and cause the volume of our sales to decline.  These laws and regulations could also impose costs on ROVA that it would be unable to pass through to its customer.

Coal contains impurities, including but not limited to sulfur, mercury, chlorine, carbon and other elements or compounds, many of which are released into the air when coal is burned.  The emission of these and other substances is regulated extensively regulated at the federal, state and local level, and these regulations significantly affect our customers’ ability to use the coal we produce and, therefore, the demand for that coal.  For example, the purchaser of coal produced from the Jewett Mine blends our lignite with compliance coal from Wyoming.  Tightened nitrogen oxide and new mercury emission standards could result in the customer purchasing an increased blend of the Wyoming coal in order to reduce emissions.  Further, increased market prices for sulfur dioxide emissions and increased coal ash costs could also favor an increased blend of the lower ash Wyoming compliance coal.  In such a case, the customer has the option to increase its purchases of other coal and reduce purchases of our coal or terminate our contract.  A termination of the contract or a significant reduction in the amount of our coal that is purchased by the customer could have a material adverse effect on our results of operation and financial condition.

In addition, greenhouse gas, or GHG, emissions have increasingly become the subject of a large amount of international, national, state and local attention.  Coal-fired power plants can generate large amounts of carbon emissions.  Accordingly, our coal and power operations will likely be affected by legislation or regulation intended to limit GHGs.  For example, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress is considering “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs.  In addition, coal-fired power plants have become subject to challenge, including the opposition to any new coal-fired power plants or capacity expansions of existing plants, by environmental groups seeking to curb the environmental effects of emissions of GHGs.

These developments could have a variety of adverse effect on demand for the coal we produce.  For example, state or federal laws or regulations regarding GHGs could result in fuel switching from coal to other fuel sources by electricity generators, or require us or our customers to employ expensive technology to capture and sequester carbon dioxide.  Political opposition to the development of new coal-fired power plants, or regulatory uncertainty regarding future emissions controls, may result in fewer such plants being built, which would limit our ability to grow in the future.

With respect to ROVA, it may be unable to pass costs associated with GHG-related regulation on to Dominion Virginia Power under its power purchase agreement even though any imposed carbon tax would be passed through to ROVA from its coal suppliers under the terms of the applicable coal supply agreements.  Any legislation or regulation that has the effect of imposing costs on ROVA it is unable to pass through to Dominion Virginia Power would adversely affect our earnings and liquidity.

Risk Factors Relating to our Equity

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

Mr. Jeffrey L. Gendell, directly and through various entities, beneficially owns approximately 27% of our common stock.  We have granted Mr. Gendell and its various affiliated entities registration rights with respect to our common stock it holds, which we registered on a selling stockholder registration statement in May 2009.  Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.  In addition, if Mr. Gendell or his various affiliated entities were to sell their entire holdings to one person, that person could have significant influence over our management policies.

ITEM 1B—UNRESOLVED STAFF COMMENTS.

None

ITEM 2—PROPERTIES.

See “Coal Segment-Properties” and “Power Segment-Properties” under Item 1 for information relating to our properties and reserves.

ITEM 3—LEGAL PROCEEDINGS.

From time-to-time, we are involved in legal proceedings arising in the ordinary course of business.  While the following discussion highlights our significant legal proceedings, we believe we have recorded adequate reserves for these liabilities and that there is no individual case pending that is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

Customer Reclamation Claims

Western Energy Company, or WECO, received a claim dated October 16, 2008, from the six Colstrip Unit 3&4 buyers seeking a refund of approximately $9.9 million for alleged inappropriate charges.  In subsequent claim revisions, the customers increased the refund claim to $21.0 million.  The buyers assert that they were charged for base reclamation work in Area C of the Rosebud Mine when those charges were actually for final reclamation, which would be WECO’s responsibility under the terms of the coal supply agreement.  The refund sought by the buyers includes alleged overpayments for final reclamation work plus taxes, royalties and interest on that overpayment.

WECO believes that these charges to the buyers were proper because the challenged work was for base reclamation, which is the buyers’ responsibility under the coal supply agreement.  If the buyers prevail and all of the challenged work is determined to be final reclamation rather than base reclamation, WECO’s financial responsibility will be reduced by two factors.  First, a portion of any refund includes taxes and royalties that WECO should be able to offset against future taxes and royalties.  Second, one of the six buyers, Puget Sound Energy, Inc., has funded an account that WECO is authorized to use to pay approximately 17% of all final reclamation costs in Area C.

After discussions with the Colstrip Unit 3&4 buyers in the fourth quarter of 2009 and first quarter of 2010, we determined that a settlement agreement would likely be reached.  As a result, we recorded a reduction in Revenues by $6.5 million and an offsetting $1.7 million reduction in Cost of sales for this claim.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed and traded on the NYSE AMEX under the symbol WLB.  As of March 1, 2010, there were 1,253 holders of record of our common stock.

The following table shows the range of sales prices for our common stock for the past two years, as reported by the American Stock Exchange through December 1, 2008 and by the NYSE AMEX from December 2, 2008, through the end of 2008 and 2009.

	Sales Prices
	Common Stock
	High	Low
2008
First Quarter	$16.47	$9.81
Second Quarter	21.51	13.31
Third Quarter	24.50	13.62
Fourth Quarter	15.73	5.30

2009
First Quarter	$12.12	$4.61
Second Quarter	10.86	6.88
Third Quarter	10.25	6.33
Fourth Quarter	9.20	6.28

Dividend Policy

We issued Depositary Shares, each representing one quarter of a share of our Series A Convertible Exchangeable Preferred Stock, on July 19, 1992.  The quarterly dividends, which are accumulated through and including January 1, 2010, amount to $18.6 million in the aggregate ($116.03 per preferred share or $29.01 per Depositary Share).

There are statutory and contractual restrictions limiting the payment of preferred stock dividends under Delaware law, the state where we are incorporated.  Under Delaware law, we are permitted to pay dividends only to the extent that our shareholders’ equity exceeds the par value of our preferred stock ($160,129 at December 31, 2009).  As we are currently reporting a deficit in our shareholders’ equity, we are currently prohibited from paying preferred stock dividends and we suspended dividend payments on the Depositary Shares in July 2006.  In addition, we issued notes in March 2008, which prohibit the payment of the preferred dividends so long as the notes are outstanding.  We are prohibited from paying dividends on our common stock until we pay the accumulated preferred dividend in full.

Stock Performance Graph

This performance graph compares the cumulative total stockholder return on our Common stock for the five-year period December 31, 2004, through December 31, 2009, with the cumulative total return over the same period of the AMEX Market Index and a peer group index, which consists of Alliance Resource Partners, L.P., Alpha Natural Resources, James River Coal Company, Massey Energy Company and Patriot Coal Corporation.  The graph assumes that:

•

You invested $100 in Westmoreland Coal common stock and in each index at the closing price on December 31, 2004;

•

All dividends were reinvested;

•

Annual reweighting of the peer groups; and

•

You continued to hold your investment through December 31, 2009.

You are cautioned against drawing any conclusions from the data contained in this graph, as past results are not necessarily indicative of future performance.  The indices used are included for comparative purposes only and do not indicate an opinion of management that such indices are necessarily an appropriate measure of the relative performance of our common stock.

	Year Ending December 31,
Company/Index/Market	2004	2005	2006	2007	2008	2009

Westmoreland Coal Company	$100.00	$ 75.18	$ 64.54	$ 45.63	$ 36.44	$ 29.25
AMEX Market Index	$100.00	$126.19	$151.26	$181.82	$108.33	$146.70
Old Peer Group Index	$100.00	$170.62	$153.04	$264.96	$104.58	$198.71
New Peer Group Index(1)	$100.00	$ 98.95	$ 67.22	$106.66	$51.87	$126.14

(1)

We developed a new peer group to better reflect comparable sized companies in our industry.

ITEM 6—SELECTED FINANCIAL DATA.

Westmoreland Coal Company and Subsidiaries

Five-Year Review

Consolidated Statements of Operations Information	2009	2008	2007	2006 (1)	2005
	(In thousands; except per share data)
Revenues	$443,368	$509,696	$504,217	$444,407	$373,744
Operating income (loss)	(31,774)	(16,035)	(5,882)	4,617	(3,630)

Loss from continuing operations(2)	(29,162)	(48,567)	(13,230)	(10,860)	(11,995)
Income from discontinued operations, net	-	-	1,725	406	-
Net loss before cumulative effect of accounting change	(29,162)	(48,567)	(11,505)	(10,454)	(11,995)
Cumulative effect of accounting change, net	-	-	-	-	2,662
Net loss	(29,162)	(48,567)	(11,505)	(10,454)	(9,333)
Less net income (loss) attributable to non-controlling interest	(1,817)	-	1,194	2,244	950
Less preferred stock dividend requirements	1,360	1,360	1,360	1,585	1,744
Less premium on exchange of preferred stock for common stock	-	-	-	791	-
Net loss applicable to common shareholders	$(28,705)	$(49,927)	$(14,059)	$(15,074)	$(12,027)

Per common share (basic and diluted):
Loss from continuing operations	$(2.88)	$(5.25)	$(1.72)	$(1.77)	$(1.77)
Net loss applicable to common shareholders	$(2.88)	$(5.25)	$(1.53)	$(1.72)	$(1.45)

Balance Sheet Information (end of period)
Working capital deficit	$(74,976)	$(24,152)	$(94,674)	$(66,773)	$(20,138)
Net property, plant and equipment	456,184	443,400	442,426	431,452	211,157
Total assets	772,728	812,967	782,528	761,382	495,871
Total debt	254,695	269,153	271,448	306,007	112,243
Shareholders’ deficit (3)	(141,799)	(217,598)	(177,257)	(180,431)	(26,068)

Other Data:
Net cash provided by (used in):
Operating activities	$29,448	$55,245	$82,516	$29,434	$28,759
Investing activities	(38,597)	(6,588)	(43,259)	(33,922)	(22,846)
Financing activities	(20,273)	(28,452)	(46,259)	20,010	(5,822)
Capital expenditures	34,546	31,320	30,412	20,852	18,344

(1)

Effective June 29, 2006, we acquired a 50% interest in a partnership, which owns the 230-megawatt ROVA power plants from a subsidiary of E.ON U.S. LLC.  The acquisition increased our ownership interest in the partnership to 100%.

(2)

Includes a non-cash tax benefit of $17.1 million and $9.1 million in 2009 and 2007, respectively.

(3)

Effective December 31, 2006, we recorded an increase in stockholders’ deficit of $129.8 million to reflect on our balance sheet the underfunded status of our pension and postretirement medical benefit plans.

No cash dividends were declared on common shares for the five years ended December 31, 2009.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis contains forward-looking statements and estimates that involve risks and uncertainties. Actual results could differ materially from these estimates. Factors that could cause or contribute to differences from estimates include those discussed under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in Item 1 above.

Overview

Westmoreland Coal Company is an energy company employing 1,109 employees whose operations include five surface coal mines in Montana, North Dakota and Texas and two coal-fired power-generating units with a total capacity of 230 megawatts in North Carolina.  We sold 24.3 million tons of coal in 2009. Our two principal operating segments are our coal segment and our power segment, in addition to two non-operating segments.

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

During 2009, our Rosebud and Beulah Mines customers had unscheduled outages following their planned maintenance outages.  The Beulah Mine customer ended its unscheduled outage and resumed coal deliveries in July 2009.  However, deliveries to our Rosebud Mine’s customer were significantly reduced until October 2009 when the customers acquired needed replacement equipment and they resumed operations.  The power plant outages at Beulah and Rosebud Mines customers are referred to herein as “the customer outages.”  Additionally, due to unfavorable current economic and energy market conditions, our Absaloka and Jewett Mine’s deliveries decreased.  These reductions reduced the dividends and cash flows available to us.

In October 2009, during a planned major maintenance outage at one of our ROVA power plants, which occurs every five years, we determined that an unexpected repair was needed on the generator rotor.  This repair extended the outage and decreased revenues and operating income in the fourth quarter of 2009.  The repair was made and operations resumed in November 2009.

In December 2009, we entered into an agreement with the United Mine Workers of America to modernize the method by which prescription drugs are provided to retirees of our former operations. Under the agreement, we will utilize a new system of distribution and administration, along with drug formularies, to enable us to continue to provide prescription drug benefits to retirees, but at a lower cost. These modifications are expected to become effective around April 15, 2010.  Additionally in 2009, we eliminated postretirement medical benefits for non-represented employees and retirees effective September 1, 2009 and transitioned our retiree population to a new health provider network.  The collective effect of these changes coupled with favorable claims experience, favorable interest rates, and reductions in administrative fees, has resulted in a $95.3 million reduction in our postretirement medical obligation with a corresponding decrease in Accumulated other comprehensive loss.

We froze our pension plan for non-represented employees effective July 1, 2009 and, as a result, future benefits will no longer accrue under this plan.  Related to the plan freeze, we recorded a curtailment loss of $0.2 million and a $10.7 million decrease in our pension liability with a corresponding decrease in Accumulated other comprehensive loss.

We have suffered recurring losses from operations, have a working capital deficit, a net capital deficiency, and expect to violate certain debt covenants in 2010.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.  The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2009 includes an explanatory paragraph that summarizes the salient facts or conditions that raise substantial doubt about our ability to continue as a going concern.

As a result of WRI’s renewed revolving line of credit and increase in its term debt discussed below and the factors discussed in “Significant Anticipated Variances Between 2009 and 2010 and Related Uncertainties”, we anticipate that our cash from operations and available borrowing capacity will be sufficient to meet our cash requirements for the foreseeable future thereafter, although by a small margin.  We do not currently expect to rely on proceeds from sales of assets or securities or other capital-raising transactions in order to satisfy our liquidity needs in 2010.

Results of Operations

Items that Affect Comparability of Our Results

For 2009 and each of the prior two years, our results have included items that do not relate directly to ongoing operations.  The income (expense) components of these items were as follows:

Year Ended December 31,	2009	2008	2007
	(In thousands)
Fair value adjustment on derivative and related amortization of debt discount	$5,076	$-	$-
Heritage legal claim settlement	756	-	-
Reclamation claim	(4,825)	-	-
Beneficial conversion feature interest expense	-	(8,146)	-
Loss on extinguishment of WML debt	-	(3,834)	-
Loss on extinguishment of ROVA debt	-	(1,344)	-
Settlement of coal royalty dispute	-	(2,635)	-
Gain on sale of interest in Ft. Lupton power project	-	876	-
Combined benefit fund settlement and interest	-	-	6,389
Gain on sale of mineral interests	-	-	5,641
Gain on the sale of power operations	-	-	483
Absaloka Mine contract termination fee	-	-	(813)
Inventory impairment	-	-	(1,128)
Restructuring charges	-	(2,009)	(4,523)
Impact (pre-tax)	$1,007	$(17,092)	$6,049

Tax effect of other comprehensive income gains	$17,062	$-	$9,094

Items recorded in 2009

-

We recorded an income tax benefit of $17.1 million related to a tax effect of other comprehensive income gains (see Note 15 to our consolidated financial statements).

-

We recorded income of $6.1 million resulting from the mark-to-market accounting of the conversion feature in our convertible notes and a decrease in the value of our warrant offset with $1.0 million of interest expense of a related debt discount (see Note 10 to our consolidated financial statements).

-

We recorded a gain of $0.8 million related to a settlement of past heritage claims, as a result of efforts to reduce our heritage costs (see Note 8 to our consolidated financial statements).

-

We recorded $4.8 million in net expense related to the anticipated settlement of the reclamation claim at our Rosebud Mine.  This included a $6.5 million reduction in revenue, offset with a $1.7 million reduction in cost of sales (see Note 17 to our consolidated financial statements).

Items recorded in 2008

-

We recorded $8.1 million of expense related to the beneficial conversion feature in the convertible notes we issued in March 2008, as the conversion price was lower than the fair market value of our common stock at the time of issuance.

-

We refinanced both our WML and ROVA debt during 2008 and as a result recorded losses of $3.8 million and $1.3 million, respectively, for the extinguishment of debt.

-

We recorded $2.6 million in net expense related to two coal royalty claims as we reached an agreement with the U.S. Minerals Management Service and the Montana Department of Revenue to settle two long-standing disputes.  This included $12.8 million of cost of sales, offset with $10.2 million of revenue.

-

On July 2, 2008, we received $0.9 million for our royalty interest in the gas-fired Ft. Lupton project and recognized a gain of $0.9 million on the sale.

-

In 2007, we initiated a restructuring plan in order to reduce the overall cost structure of the Company.  As a result, in 2008 and 2007 we recorded restructuring charges of $2.0 million and $4.5 million, respectively.  Most of the restructuring charges related to termination benefits, outplacement costs, and lease costs related to the consolidation of corporate office space.

Items recorded in 2007

-

We recorded an income tax benefit of $9.1 million related to a tax effect of other comprehensive income gains.

-

During 2007, we reached a settlement with the Combined Benefit Fund, or CBF, for the reimbursement of $5.8 million, plus interest, in past overpayments to the CBF for retiree medical benefits. We recorded the settlement as a $5.8 million reduction in heritage health benefit expenses and $0.6 million in interest income.

-

In 2007, we sold a royalty interest in a Wyoming mine for $12.7 million. The sale of the royalty interest resulted in a gain of approximately $5.6 million.

-

In 2007, we sold our power operation and maintenance business to North American Energy Services, or NAES, for $0.8 million. The sale of the power operation and maintenance business resulted in a gain of $0.5 million during 2007.

-

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

-

Pursuant to our Jewett Mine’s new coal sale agreement with its customer entered into in 2007, we developed a new mine plan.  As a result of the new mine plan, we wrote off $1.1 million of inventory associated with equipment which is not utilized under the new mine plan.

2009 Compared to 2008

Summary

Our revenues for 2009 decreased to $443.4 million compared with $509.7 million in 2008.  This decrease was primarily driven by a $58.6 million decrease in our coal segment revenues, which includes approximately $41.9 million as a result of reduced tonnages sold due to the customer outages and unfavorable current energy market conditions, approximately $6.5 million of revenue reversed related to a reclamation claim,  and approximately $10.2 million of 2008 revenue recognized related to the settlement of coal royalty claims.  In addition, our power segment revenues decreased $7.7 million related to a decrease in megawatt hours sold.

Our net loss applicable to common shareholders for 2009 decreased to $28.7 million compared with a $49.9 million loss in 2008.  Excluding $18.1 million of income in 2009 and the $17.1 million of expenses in 2008 discussed in Items that Affect Comparability of Our Results, our net loss increased by $13.9 million.  The primary factors, in aggregate, driving this increase in net loss were:

-

A $12.7 million decrease in our coal segment operating income.  This decrease was primarily driven by reduced tonnages sold due to the customer outages and unfavorable current energy market conditions, and was partially offset by income from our Indian Coal Tax Credit monetization transaction.  In addition, our coal segment operating income includes losses from a partially owned consolidated subsidiary;

-

A $8.3 million decrease in our power segment operating income resulting primarily from reduced megawatt hours sold and increased maintenance expenses as a result of a planned major maintenance outage and a significant unplanned outage, which occurred in the fourth quarter of 2009;

-

A $2.9 million decrease in heritage costs primarily driven by the elimination of postretirement medical benefits for our non-represented employees’ costs during the third quarter of 2009 and reduced workers compensation expenses due to changes in interest rates and favorable claims experience.  These decreases were partially offset with an increase in cost containment efforts and unfavorable changes in the valuation of our Black Lung benefit’s trust assets and liabilities due to changes in interest rates;

-

A $2.7 million decrease in our corporate expenses related to cost control efforts and a reduction in our stock compensation expense;

-

A $1.9 million decrease in interest income, which was partially offset with a $0.4 million decrease in interest expense as a result of debt refinancing and a $0.2 million increase in other income;

-

A $1.8 million favorable noncontrolling interest adjustment driven by losses from a partially owned consolidated subsidiary; and

-

A $1.0 million decrease in income taxes driven primarily by lower state taxable income due to the customer outages.

Coal Segment

The following table shows comparative coal revenues, operating income and sales volume, and percentage changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2009	2008	$	%
	(In thousands)
Revenues	$ 361,206	$ 419,806	$ (58,600)	(14.0)%
Operating income	476	15,211	(14,735)	(96.9)%
Tons sold - millions of equivalent tons	24.3	29.3	(5.0)	(17.1)%

Our coal revenues for 2009 decreased to $361.2 million, compared with $419.8 million in 2008.  This decrease occurred primarily from a decrease of 5.0 million tons sold as a result of the customer outages, the reclamation claim recorded in 2009 and settlement of coal royalty claims recorded in 2008.  Additionally, due to unfavorable current economic and energy market conditions, our Absaloka and Jewett Mine’s deliveries decreased in 2009.

Our coal segment’s operating income decreased to $0.5 million in 2009, compared to $15.2 million in 2008.  Excluding the $4.8 million related to the anticipated settlement of the reclamation claim, the $2.6 million coal royalty dispute settlement and $0.2 million of restructuring charges discussed in Items that Affect Comparability of Our Results, our coal segment operating income decreased by $12.7 million.  Of this decrease, approximately $20.3 million was due to reduced tonnages sold as a result of the customer outages and unfavorable current economic and energy market conditions.  This decrease was partially offset with approximately $7.6 million of earnings recognized from our Indian Coal Tax Credit monetization transaction.

Power Segment

The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2009	2008	$	%
	(In thousands)
Revenues	$ 82,162	$ 89,890	$ (7,728)	(8.6)%
Operating income	7,672	16,920	(9,248)	(54.7)%
Megawatts hours - thousands	1,486	1,641	(155)	(9.4)%

Our power segment revenues for 2009 decreased to $82.2 million compared to $89.9 million in 2008.  This decrease was primarily driven by decreased megawatt hours sold as a result of a planned major maintenance outage, which occurs every five years, and a significant unplanned outage, both of which occurred in the fourth quarter of 2009.

Our power segment’s operating income decreased to $7.7 million in 2009 compared to $16.9 million in 2008.  Excluding the 2008 gain on sale of interest in the Ft. Lupton power project of $0.9 million discussed in Items that Affect Comparability of Our Results, our power segment operating income decreased by $8.3 million.  This decrease was primarily from reduced megawatt hours sold and increased maintenance expenses as a result of a planned major maintenance outage, which occurs every five years, and a significant unplanned outage, both of which occurred in the fourth quarter of 2009.

Heritage Segment

The following table shows comparative detail of the heritage segment’s expenses and percentage changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2009	2008	$	%
	(In thousands)
Health care benefits	$22,490	$25,588	$(3,098)	(12.1)%
Combined benefit fund payments	3,132	3,470	(338)	(9.7)%
Workers’ compensation benefits (credits)	(485)	4,417	(4,902)	(111.0)%
Black lung benefits (credits)	2,937	(23)	2,960	12,869.6%
Total heritage health benefit expenses	28,074	33,452	(5,378)	(16.1)%

Selling and administrative costs	3,696	2,045	1,651	80.7%
Interest income (expense), net	116	-	116	-
Gain on sale of assets	-	(25)	25	(100.0%)
Heritage segment operating loss	$31,654	$35,472	$(3,818)	(10.8)%

Our heritage expenses for 2009 were $31.7 million compared to $35.5 million in 2008.  Excluding the heritage legal claim settlement of $0.8 million in the second quarter of 2009 discussed in Items that Affect Comparability of Our Results, our heritage segment expenses decreased by $2.9 million.  This decrease was primarily driven by a revaluation due to the elimination of postretirement medical benefits for our non-represented employees during the third quarter of 2009 and reduced workers compensation expenses due to changes in interest rates and favorable claims experience.  These decreases were partially offset with an increase in cost containment expenditures and unfavorable changes in the valuation of our Black Lung benefit’s trust assets and liabilities due to changes in interest rates.

Corporate Segment

Our corporate segment’s operating expenses totaled $8.1 million in 2009 compared to $12.7 million in 2008.  Excluding the restructuring charge of $1.9 million in 2008 discussed in Items that Affect Comparability of Our Results, our corporate segment operating expenses decreased by $2.7 million.  This decrease related to cost control efforts and a reduction in our stock compensation expense.

Other income (expense) and income tax expense

Our other expense for 2009 decreased to $14.5 million compared with $31.6 million of expense in 2008.  Excluding the $5.1 million impact of the fair value adjustment on derivative and related amortization of debt discount, $8.1 million of interest on the beneficial conversion feature associated with our convertible debt issued in 2008, the $3.8 million loss on the extinguishment of our WML debt, and the $1.3 million loss on the extinguishment of our power debt discussed in Items that Affect Comparability of Our Results, our other expense increased $1.3 million.  This increase was driven by a $1.9 million decrease in interest income, which was partially offset with a $0.4 million decrease in interest expense as a result of our debt refinancing and a $0.2 million increase in other income.

Our 2009 income tax benefit was $17.1 million compared with $0.9 million of expense in 2008.  Excluding the $17.1 million tax effect of other comprehensive income gains discussed in Items that Affect Comparability of our Results, the remaining $1.0 million decrease resulted primarily from lower state taxable income primarily driven by the customer outages.

2008 Compared to 2007

Summary

Our 2008 revenues increased to $509.7 million compared with $504.2 million in 2007.  This increase was primarily driven by a $4.7 million increase in our power segment revenues related to an increase in megawatt hours sold and favorable price increases.  Our 2008 coal segment revenues increased by $0.9 million, as a decrease in tons sold and the impact of decreased prices under our new coal sales contract at our Jewett Mine were offset by a 2% overall favorable price increase as well as pass-through revenues recognized upon the settlement of our coal royalty claims.

Our 2008 net loss applicable to common shareholders increased to $49.9 million compared with a net loss in 2007 of $14.1 million.  Excluding the $17.1 million of 2008 expenses and the $15.1 million of 2007 income from restructuring and special items discussed in Items that Affect Comparability of Our Result, our net loss increased by $3.6 million.  The primary factors, in aggregate, driving this increase in net loss were:

-

A $3.4 million decrease in our coal segment operating income driven by:

▪

A $3.1 million increase in 2008 depreciation, depletion, and amortization expenses resulting from increased depletion expenses from asset retirement cost assets, which increased at the end of 2007 due to updated engineering studies, and capital expenditures at the mines;

▪

reduced tonnages sold; and

▪

increases in fuel and other commodity costs in 2008.

-

A $1.8 million decrease in our corporate expenses related to the execution of our restructuring plan and our cost control efforts.

-

A $1.7 million increase in power segment operating income resulting primarily from the execution of our restructuring plan and resulting cost savings.

-

A $1.7 million decrease in income from discontinued power operations and maintenance businesses sold in 2007.

-

A $1.1 million increase in our 2008 heritage costs largely driven by a $3.2 million increase in our 2008 workers compensation expenses due to a decrease in the discount rate used and unfavorable claims experience.

-

A $0.7 million increase in income tax expense resulting from increases in state income taxes and a provision for a state income tax claim.

Coal Segment

The following table shows comparative coal revenues, operating income and sales volume, and percentage changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2008	2007	$	%
	(In thousands)
Revenues	$ 419,806	$ 418,870	$ 936	0.2%
Operating income	15,211	18,723	(3,512)	(18.8)%
Tons sold - millions of equivalent tons	29.3	30.0	(0.7)	(2.3)%

Our 2008 coal revenues increased to $419.8 million in 2008, compared with $418.9 million in 2007.  This increase occurred as a 0.7 million decrease in tons sold during 2008 was offset by a 2% overall increase in pricing due to increases in commodity based indices and contract renewals as well as pass-through revenues recognized upon the settlement of our coal royalty claims.

Our coal segment’s operating income decreased to $15.2 million in 2008, down from $18.7 million in 2007.  Excluding a $2.6 million charge for the 2008 settlement of a coal royalty dispute, a $0.8 million termination fee paid in 2007 for our Absaloka Mine operating contract, a $1.1 million dollar inventory impairment in 2007, and restructuring charges discussed in Items that Affect Comparability of Our Results, our coal segment’s operating income decreased by $3.4 million.  The decrease in operating income was driven by the following items:

-

A $3.1 million increase in 2008 depreciation, depletion, and amortization expenses resulting from increased depletion expenses from asset retirement cost assets, which increased at the end of 2007 due to updated engineering studies, and capital expenditures at the mines;

-

reduced tonnages sold; and

-

increases in fuel and other commodity costs in 2008.

Power Segment

The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2008	2007	$	%
	(In thousands)
Revenues	$ 89,640	$ 84,953	$ 4,687	5.5%
Operating income	16,920	14,150	2,770	19.6%
Megawatts hours - thousands	1,641	1,590	51	3.2%

Our 2008 power segment revenues increased to $89.6 million compared to $85.0 million in 2007.  These revenues increased due to an increase in megawatt hours sold as we had a large unexpected shutdown in 2007 and improved operating performance in 2008.  Additionally, we had a 5% favorable price increase, which was driven by increases in inflation indices.

Our power segment’s operating income was $16.9 million in 2008, compared with $14.1 million in 2007.  Excluding the a $0.9 million gain in 2008 on the sale of our royalty interest in Ft. Lupton, a $0.5 million gain on the sale of our power operations and maintenance businesses in 2007, and a $0.7 million restructuring charge in 2007 discussed in Items that Affect Comparability of Our Results, our power segment’s operating income increased by $1.7 million.  This increase was driven primarily by the execution of our restructuring plan we initiated in 2007 and the resulting cost savings.

Heritage Segment

The following table shows comparative detail of the heritage segment’s expenses and percentage changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2008	2007	$	%
	(In thousands)
Health care benefits	$25,588	$28,252	$(2,664)	(9.4)%
Combined benefit fund payments (credits)	3,470	(2,156)	(5,626)	260.9%
Workers’ compensation benefits	4,417	1,175	3,242	275.9%
Black lung benefits (credits)	(23)	318	(341)	(107.2)%
Total heritage health benefit expenses	33,452	27,589	5,863	21.3%
Selling and administrative costs	2,045	1,034	1,011	97.8%
Gain on sale of assets	(25)	-	(25)	-
Heritage segment operating loss	$(35,472)	$(28,623)	$(6,849)	23.9%

Our 2008 heritage expenses were $35.5 million compared to $28.6 million in 2007.  Excluding the $5.8 million combined benefit fund credit we recognized in 2007 discussed in Items that Affect Comparability of Our Results, our heritage expenses increased by $1.1 million.  This increase was driven primarily by a $3.2 million increase in our workers compensation expenses due to a decrease in our discount rate as well as unfavorable claims experience.  Favorable health care benefit experience was offset by increased administrative costs primarily due to the resolution of legal claims and consultant costs related to future cost containment efforts.

Corporate Segment

Our corporate segment’s operating expenses totaled $12.7 million in 2008 compared to $10.1 million in 2007.  Excluding the restructuring charges of $1.8 million and $3.1 million, respectively, in 2008 and 2007, and the $5.6 million gain on the 2007 sale of mineral rights discussed in Items that Affect Comparability of Our Results, our corporate segment operating expenses decreased by $1.8 million.  This decrease was driven primarily by the execution of our restructuring plan and the resulting cost savings.

Other income (expense) and income tax expense

Our 2008 other expense increased to $31.6 million compared with $16.2 million of expense in 2007.  This increase was predominately driven by $8.1 million of interest on the beneficial conversion feature associated with our convertible debt issued in 2008 and the $3.8 million and $1.3 million losses on the extinguishment of our mining and power debt, respectively, as we refinanced them in 2008 (discussed in Items that Affect Comparability of Our Results).

Our 2008 income tax expense was $0.9 million compared with an $8.9 million income tax benefit in 2007.  Excluding the $9.1 million tax effect of other comprehensive income gains discussed in Items that Affect Comparability of Results, the remaining $0.7 million increase resulted primarily from increases in state income taxes and a provision for a state income tax claim.

Significant Anticipated Variances between 2009 and 2010 and Related Uncertainties

We expect a number of factors to result in differences in our results of operation, financial condition and liquidity in 2010 relative to 2009.  We do not expect the heritage legal claim settlement , the reclamation claim, or the tax effect of other comprehensive income gains occurring in 2009, as discussed in Items that Affect Comparability of Our Results, to reoccur in 2010.  Fair value adjustments on derivatives may reoccur in 2010 but at levels not estimable.  Additional factors that we expect to result in variances between 2009 and 2010 include the following:

-

We expect our overall coal tons delivered to increase as we experienced significant decreases in coal deliveries during 2009 as a result of unplanned customer outages.  We anticipate an increase in our coal segment operating profits due to the increased coal deliveries as well as more favorable terms and prices on several of our coal sales contracts that become effective in 2010;

-

We expect decreased heritage health benefit expenses and cash payments to retirees due to the elimination of postretirement medical benefits for our non-represented employees and the agreement we entered into to modernize the method by which prescription drugs are provided to our retirees;

-

We expect a decrease in our heritage segment’s selling and administrative costs due to significant expenses in 2009 related to our cost containment efforts;

-

We expect an increase in our power segment operating profits resulting from the completion of a 2009 planned maintenance outage that occurs every five years and a significant unplanned maintenance outage, which occurred in the fourth quarter of 2009 at our larger ROVA plant.  We expect this increase to be partially offset with a planned maintenance shutdown that occurs every five years at our second, smaller ROVA plant;

-

In June 2010, the fixed capacity payment that we receive at our second, smaller ROVA plant for each megawatt-hour of electricity produced will step down to a lower rate which continues through the end of the power sales agreement in 2020.  This decrease will result in a reduction in cash receipts, but will have no impact on our revenues as we begin recognition of this plant’s previously deferred revenues.  A similar situation occurred in 2009 at our larger ROVA plant;

-

We expect decreased pension expenses due to the freezing of one of our pension plans, which we expect to be partially offset with increased company contributions to employees’ 401(k) plans;

-

We expect to have an increase in our required pension plan contributions resulting from the decline in the value of our pension investments and our loan covenants, which require us to maintain a 90% funding status.  We expect to make a portion of these contributions in company stock;

-

We expect an increase in our depreciation expense as a result of increased capital investments made during 2009 at our mining operations.  We expect to make additional capital investments during 2010 in the range of $30.0 to $40.0 million to improve our mining operations and increase productivity.  We expect these capital investments to be funded through our mine’s operating cash flows, capital leases, or, if necessary, the mine’s existing credit facilities;

-

We expect an increase in our restricted investments and bond collateral in the range of $3.0 to $7.0 million primarily as a result of securing reclamation bonding as we enter new mining areas in 2010; and

-

We expect a reduction in our repayments of long-term debt resulting from the refinancing in 2008 of our power debt.

We believe the net effect of the foregoing factors will result in improvements in our results of operations and cash flows in 2010 relative to 2009.  Our outlook for 2010 is based on the information we currently have available and contains certain assumptions regarding future economic conditions.  Differences in actual economic conditions compared with our assumptions could have a material impact on our results in 2010 and in subsequent years.  Key operational uncertainties relating to our expectations are described in “Risk Factors” and Item 1 “Coal Segment-Material Effects of Regulation” and “Power Segment-Material Effects of Regulation.”

Liquidity and Capital Resources

We have suffered recurring losses from operations, have a working capital deficit, a net capital deficiency, and expect to violate certain debt covenants in 2010.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.  The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2009 includes an explanatory paragraph that summarizes the salient facts or conditions that raise substantial doubt about our ability to continue as a going concern.

As a result of WRI’s renewed revolving line of credit and increase in its term debt discussed below and the factors discussed in “Significant Anticipated Variances Between 2009 and 2010 and Related Uncertainties”, we anticipate that our cash from operations and available borrowing capacity will be sufficient to meet our cash requirements for the foreseeable future thereafter, although by a small margin.  We do not currently expect to rely on proceeds from sales of assets or securities or other capital-raising transactions in order to satisfy our liquidity needs in 2010.

Our primary sources of cash include sales of our coal and power production to customers and borrowings under our credit facilities or other financing arrangements.  We generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations through cash generated from operations or borrowings under our credit facilities.

Consolidated cash and cash equivalents at December 31, 2009, included (in thousands):

WML	$5,596
Westmoreland Risk Management	3,075
Westmoreland Resources, Inc.	923
Westmoreland Coal Company (Parent)	755
Other	170
Total consolidated cash and cash equivalents	$10,519

Amounts outstanding, availability and average borrowings under the revolving lines of credit of our subsidiaries, at December 31, 2009, are as follows (in millions):

	Total Line of Credit	Amounts Outstanding	Letters of Credit	Availability	Average 2009 Borrowings
WML	$25.0	$-	$1.9	$23.1	$2.1
WRI	20.0	16.4	-	3.6	14.0
ROVA	6.0	-	-	6.0	-
	$51.0	$16.4	$1.9	$32.7	$16.1

The cash at WML and ROVA are available to us through quarterly distributions.  However, the loan agreements of WML and ROVA require debt service accounts and impose timing and other restrictions on the ability of ROVA and WML to distribute funds to us.  Additionally, the WML and ROVA revolving lines of credit are only available to these operations.  WRI can distribute cash drawn from its revolving line of credit to us through dividends.  Because the WRI loan agreement imposes fewer restrictions on the ability of WRI to make distributions to us, WRI has been a significant source of liquidity for us.  The cash at Westmoreland Risk Management, our captive insurance subsidiary, is available to us through dividends, subject to maintaining a statutory minimum level of capital, which was $0.2 million at December 31, 2009.

The primary factors impacting our liquidity in 2009 were as follows:

•

Our pension obligations are primarily funded through cash generated from our subsidiary’s operations.  These pension contributions by our subsidiaries reduce distributions available to us.  Under certain circumstances, we are able to make a portion of these contributions in company stock.

The following table summarizes expenditures and contributions for our heritage health benefit and pension obligations (in millions):

	2009 Actual	2010 Expected
Postretirement medical benefits	$ 17.2	$ 13.4
Pension contributions (1)	5.8	10.8
CBF premiums	3.1	3.0
Workers’ compensation benefits	0.8	1.0

Our heritage health obligations are funded by distributions from our operating subsidiaries. Our heritage health benefit costs consist of payments for postretirement medical benefits, workers’ compensation benefits, black lung benefits and combined benefit fund premiums. We significantly reduced our heritage obligations in 2009 through plan amendments and entering into an agreement to modernize the method by which prescription drugs are provided to retirees. See Note 6 to our consolidated financial statements for additional information on these reductions.

(1)   Of the 2009 contribution, $4.2 million was made through the contribution of company stock.

•

Our significant level of debt, as described below, and limitations under current debt agreements limits the ability of our subsidiaries, WML and ROVA, to pay dividends to us. See below for our principal components and the maturities of our long-term debt and detail on our covenant defaults during the year.

•

We anticipate that, as we permit additional areas for our mines in 2010 to continue our operations, our bonding requirements will increase significantly and the cash collateral requirements will increase as well.

•

Unanticipated customer outages and an overall decrease in the demand for electricity had a significant impact our liquidity. During 2009, our Rosebud and Beulah Mines’ customers had unscheduled outages following their planned maintenance outages. The Beulah Mine customer ended its unscheduled outage and resumed coal deliveries in July 2009. However, deliveries to our Rosebud Mine’s customer were significantly reduced until October 2009 when the customer acquired needed replacement equipment and operations resumed. Additionally, due to current unfavorable economic conditions in the energy market, our Absaloka and Jewett Mine’s 2009 deliveries decreased. These reductions in planned 2009 deliveries reduced the dividends and cash flows available to us.

Long-Term Debt and Covenants

As of December 31, 2009, our total gross indebtedness was approximately $254.7 million, with approximately $57.5 million of that amount classified as current liabilities.  Included in the $57.5 million current portion of debt are:

-

$9.6 million of WRI term debt and $11.2 million of convertible note debt, both of which have maturities after December 31, 2010 but are classified as current liabilities due to WRI’s anticipated loan covenant non-compliance and related cross default impact on the convertible note;

-

$16.4 million of WRI revolving line of credit which we anticipate will be extended prior to its November 18, 2010 expiration date; and

-

 $20.3 million in our subsidiaries’ term debt, which matures over the next twelve months and is expected to be funded by cash provided by the operations of those subsidiaries.

Convertible Notes

We have $17.3 million in senior secured convertible notes ($11.2 million net of unamortized discount), which bear interest at a rate of 9.0% per annum and are payable in full on March 4, 2013.

Our convertible notes are secured by a second lien on the assets of WRI.

Our covenants for our convertible notes contain affirmative and negative covenants, which limit our ability to dispose of assets, make investments, purchase or redeem our common stock, pay preferred dividends and merge with another corporation.  As discussed above, WRI’s anticipated non-compliance with loan covenants could trigger a future cross default on our convertible notes. We have classified $11.2 million of its convertible note debt as a current liability due to the uncertainty of WRI’s future compliance with covenant requirements.

WML

WML has $125.0 million of fixed rate term debt outstanding at December 31, 2009, which bears interest at 8.02% per annum, payable quarterly.  The term debt is payable in full on March 31, 2018.  No principal payments are required for this debt until 2011.  WML also has a revolver with a borrowing limit of $25.0 million and maturity date of June 26, 2013.  The interest rate under this revolver at December 31, 2009, was 3.25% per annum.  At December 31, 2009, we had a letter of credit of $1.9 million supported by the revolver leaving us $23.1 million of unused borrowings.

The term debt and revolver are secured by substantially all assets of WML, our membership interest in WML; and primarily all of the stock of WML’s subsidiaries.

WML’s lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants.  The financial ratios included in WML’s term debt and revolving line of credit include a debt service coverage ratio and a leverage ratio.  The debt service coverage ratio must remain within a specified range.  The leverage ratio requires that we not permit the ratio of total debt at the end of each quarter end to EBITDA (both as defined by the agreement) for the four quarters then ended to be greater than a specified amount.  The WML covenants also set limits for capital expenditures.

As a result of customer outages, WML did not comply with its original leverage ratio covenant as of June 30, 2009, September 30, 2009, and December 31, 2009, and believes it will not comply with the original leverage ratio requirements as of March 31, 2010.  On October 7, 2009, WML obtained a waiver from its lenders for the quarter ended June 30, 2009, and September 30, 2009.  WML also received waivers for future leverage ratio non-compliance for the quarters ended December 31, 2009, and March 31, 2010, provided WML meets certain conditions, including a revised leverage ratio covenant.  WML met the waiver requirements at December 31, 2009, and believes it will also meet the March 31, 2010, waiver requirements.  Accordingly, the debt has been classified as long term.  We believe we will be able to meet all WML covenant requirements during 2010.

WRI

WRI’s Business Loan Agreement was amended in 2009 and the $20.0 million revolving line of credit was extended to November 18, 2010.  Under the terms of the amended agreement, the limit of the term debt was increased to $12.0 million; as a result of this increase, we received $7.8 million in cash.  The amount of principal payments due in 2010 for the term debt is $2.4 million.  The term debt’s final payment is due January 29, 2015.  The interest rate for the term debt and the revolver are payable at the prime rate.  The term debt and revolver are both currently subject to a per annum 7% and 6% floor, respectively.  At December 31, 2009, we had $3.6 million of unused borrowings under the revolver.

The two debt instruments are collateralized by a first lien in WRI’s inventory, chattel paper, accounts and notes receivable, and equipment.  WCC is the guarantor of the debt under the Agreement and its guaranty is secured by a pledge of WCC’s interest in WRI.

WRI’s Business Loan Agreement requires it to comply with numerous covenants and minimum financial ratio requirements primarily related to debt coverage, tangible net worth, capital expenditures, and its operations.  The net worth covenant requires WRI to have a net worth of not less than a specific amount, defined by the agreement, by a specific date, defined by the agreement, and maintain this net worth value thereafter.  Covenants limit the amount of capital expenditures that can be made without prior consent of the lender.  The debt coverage covenant requires WRI to maintain a ratio of operating income, as defined by the agreement, to debt service, as defined by the agreement, of not less than specified range at each quarter end and year-end.

At September 30, 2009, primarily as a result of unfavorable market conditions driving decreases in tonnages sold, WRI was not in compliance with a net worth requirement contained in its business loan agreement.  On October 29, 2009, WRI obtained a waiver from its lenders for the quarter ended September 30, 2009.  The agreement was amended on November 9, 2009, to extend the net worth requirement from September 30, 2009 to April 30, 2010.  We believe we will not be able to meet the covenant requirement by April 30, 2010, and therefore have classified the entire outstanding balance of this term debt, $12.0 million, as a current liability.  We do not believe that we will be able to comply with the net worth requirement during 2010; however, we do believe we will meet all other covenants requirements contained in the agreement in 2010.

As a result of our anticipated non-compliance with the net worth requirement, WRI’s lenders may impose additional operating and financial restrictions on us or modify the terms of our existing debt agreements. In addition, the lenders may require the payment of additional fees, require prepayment of our indebtedness to them, accelerate the amortization schedule for our indebtedness or increase the interest rates they charge us on our outstanding indebtedness.

ROVA

At December 31, 2009, ROVA has approximately $55.6 million of fixed rate term debt outstanding with interest rates varying from 6.0% to 11.42% (excluding $0.9 million of unamortized debt premiums).  The weighted average interest rate on the fixed rate term debt is 10.0% per annum.  The amount of principal amounts due in 2010 for this debt is $9.4 million.  Interest is payable quarterly and the term debt is to be fully repaid before the end of 2015.

ROVA has a $6.0 million revolving loan with a maturity of April 30, 2015.  Interest on the revolving loan is payable quarterly at the three-month LIBOR rate plus 1.375% (1.63% per annum at December 31, 2009.  At December 31, 2009, we had $6.0 million of unused borrowings under the revolver.

ROVA’s fixed rate term debt as well as the revolving loan are secured by a pledge of the quarterly cash distributions from ROVA.  ROVA is required to comply with certain loan covenants related to interest and fixed charge coverage.  As of December 31, 2009, ROVA was in compliance with such covenants.

Historical Sources and Uses of Cash

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Years Ended December 31,
	2009	2008
	(In thousands)
Cash provided by (used in):
Operating activities	$ 29,448	$ 55,245
Investing activities	(38,597)	(6,588)
Financing activities	(20,273)	(28,452)

Cash provided by operating activities decreased $25.8 million in 2009 compared to 2008 primarily as a result of the customer outages and cash outlays for our coal royalty disputes.  In addition, cash receipts decreased in 2009 due to a scheduled decrease in the payments ROVA collects from its customer.

Cash used in investing activities increased $32.0 million in 2009 compared to 2008 primarily as a result of the reduction in restricted investments and bond collateral in 2008 from the ROVA and WML debt refinancing.  In addition, our capital spending increased to $34.5 million in 2009 from $31.3 million in 2008.

Cash used in financing activities decreased by $8.2 million in 2009 compared to 2008 primarily as a result of the $5.3 million of debt issuance costs paid in 2008.

Our working capital deficit at December 31, 2009, increased by $50.8 million to approximately $75.0 million compared to a $24.2 million deficit at December 31, 2008. The increase in the working capital deficit resulted from reduced cash and cash equivalents and accounts receivables balances as a result of reduced tons from customer outages and unfavorable economic conditions.  Our current maturities of long-term debt increased as a result of the loan defaults at WRI and the expected cross default discussed in Note 5 to our consolidated financial statements and above.  The increases in our working capital deficit were offset by the decrease in our accounts payable balance primarily due to the payment of our coal royalty claims.

Contractual Obligations and Commitments

The following table presents information about our contractual obligations and commitments as of December 31, 2009, and the effects such obligations are expected to have on liquidity and cash flow in future periods.  Some of the amounts below are estimates.  We discuss these obligations and commitments elsewhere in this filing.

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	After 2014
	(In thousands)
Long-term debt obligations (principal and interest)	$305,936	46,525	34,615	39,859	58,312	37,792	88,833
Capital lease obligations (principal and interest)	38,185	9,286	8,421	8,037	6,715	4,137	1,589
Operating lease obligations	13,190	5,040	4,750	2,321	779	300	-
Purchase obligations(1)	133,633	28,455	28,455	28,455	28,455	17,020	2,793
Other long-term liabilities(2)	1,100,485	45,649	48,474	34,258	42,780	52,593	876,731
Totals	$1,591,429	134,955	124,715	112,930	137,041	111,842	969,946

(1)  Our purchase obligations relate to coal supply agreements for our power plants.  See Note 16 to our consolidated financial statements for details.

(2)  Represents benefit payments for our postretirement medical benefits, black lung, workers’ compensation, and combined benefit fund plans, as well as contributions for our defined benefit pension plans and final reclamation costs.

Critical Accounting Policies

Going Concern

We have suffered recurring losses from operations, have a working capital deficit, a net capital deficiency, and expect to violate certain debt covenants in 2010.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.  The report from our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2009 includes an explanatory paragraph that summarizes the salient facts or conditions that raise substantial doubt about our ability to continue as a going concern.

Postretirement Medical Benefits

Our most significant long-term obligation is the obligation to provide postretirement medical benefits.  We provide these benefits to our former employees and their dependents.  Detailed information related to this liability is included in Note 6 to our consolidated financial statements.

Our liability for our employees’ postretirement medical benefit costs is recorded on our consolidated balance sheets in amounts equal to the actuarially determined liability, as this obligation is not funded.

Our postretirement medical benefit liability is actuarially determined and we use various assumptions including the discount rate and future cost trends, to estimate the cost and obligation for this item.  Our discount rate for postretirement medical benefit is determined by utilizing a hypothetical bond portfolio model, which approximates the future cash flows necessary to service our liability.  This model is calculated using a yield curve that is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.

We make assumptions related to future trends for medical care costs in the estimates of retiree health care obligations.  Our medical trend assumption is developed by annually examining the historical trend of our cost per claim data and projecting forward the participant claims and our current benefit coverage.  These projections include cost savings from the modernization of the method by which prescription drugs are provided to retirees of our former operations.  If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could differ materially from our current estimates.  Moreover, regulatory changes could increase our obligation to satisfy these or additional obligations.

Below we have provided a sensitivity analysis to demonstrate the significance of the health care cost trend rate assumptions in relation to reported amounts.

Postretirement Medical Benefits
Health Care Cost Trend Rate	1% Increase	1% Decrease
(In thousands)
Effect on service and interest cost components	$ 1,893	$ (1,496)
Effect on postretirement medical benefit obligation	$ 20,767	$ (17,629)

Asset Retirement Obligations, Final Reclamation Costs and Reserve Estimates

Our asset retirement obligations primarily consist of cost estimates for final reclamation of surface land and support facilities at both surface mines and power plants in accordance with federal and state reclamation laws.  Asset retirement obligations are determined for each mine using estimates and assumptions including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage, the timing of these cash flows, and a credit-adjusted, risk-free rate.  As changes in estimates occur such as mine plan revisions, changes in estimated costs, or changes in timing of the final reclamation activities, the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free rate.  If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different from currently estimated.  Moreover, regulatory changes could increase our obligation to perform final reclamation and mine closing activities.

Certain of our customers have either agreed to reimburse us for final reclamation expenditures as they are incurred or have pre-funded a portion of the expected reclamation costs.  These funds will serve as sources for use in final reclamation activities and directly reduce our reclamation expenses as we record a receivable for these future receipts.  See additional information regarding our asset retirement obligations in Note 9 to our consolidated financial statements.

Income Taxes and Deferred Income Taxes

As of December 31, 2009, we had significant deferred tax assets.  Our deferred tax assets include federal and state regular net operating losses, or NOLs, alternative minimum tax, or AMT, credit carryforwards, Indian Coal Tax Credits, or ICTC, carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income.

We believe we will be taxed under the AMT system for the foreseeable future due to the significant amount of statutory tax depletion in excess of book depletion expected to be generated by our mining operations.  As a result, we have determined that a valuation allowance is required for all of our regular federal net operating loss carryforwards and AMT credit carryforwards since they are not available to reduce AMT income in the future.

We have recorded a full valuation allowance for all but $2.3 million of our state NOLs since we believe they will not be realized.  No valuation allowance is being provided on $2.3 million of deferred tax assets because we believe that these NOLs will be used to offset our liabilities relating to our uncertain tax positions.

We have determined that a full valuation allowance is required for all of our ICTC carryforward.  The ICTC can generally be used to offset AMT liability.  We do not believe we have sufficient positive evidence of significant magnitude to substantiate that our deferred tax asset for the ICTC carryforward is realizable at a more-likely-than-not level of assurance.  As a result, we will continue to record a full valuation allowance on our ICTC carryforward; reversing valuation allowance only if utilized in a future year.

We have determined that since our net deductible temporary differences will not reverse for the foreseeable future, and we are unable to forecast when we will have regular taxable income when they do reverse, a full valuation allowance is required for these deferred tax assets, other than the deferred tax asset relating to our uncertain tax positions.

The tax effect of pretax income or loss from continuing operations is generally determined by a computation that does not consider the tax effects of items that are not included in continuing operations.  The exception to that incremental approach is that all items (for example, items recorded in other comprehensive income, extraordinary items, and discontinued operations) be considered in determining the amount of tax benefit that results from a loss from continuing operations and that shall be allocated to continuing operations.

Recent Accounting Pronouncements

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

In June 2009, we adopted ASC 855-10-05, Subsequent Events.  ASC 855-10-05 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855-10-05 is effective for interim financial periods ending after June 15, 2009.  We have evaluated subsequent events, the effect of which had no impact on our financial position or results of operations.

On January 1, 2009, we adopted ASC 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  ASC 815-40 was issued in June 2008 by the FASB and clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock.  ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We recorded a cumulative effect of change in accounting principle upon adoption of ASC 815-40.  See Note 10 to our consolidated financial statements for additional information.

On January 1, 2009, we adopted ASC 810-45, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51.  ASC 810-45 establishes accounting and reporting standards for (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  ASC 810-45 requires noncontrolling interests (minority interests) to be reported as a separate component of equity.  The amount of net income or loss attributable to the noncontrolling interest will be included in consolidated net income or loss on the face of the income statement.  In addition, this statement requires that a parent recognize a gain or loss in net income or loss when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  ASC 810-45 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  We recorded $1.8 million of net loss attributable to noncontrolling interest for the year ended December 31, 2009, which is reflected in our consolidated financial statements.

In June 2008, the FASB released ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  ASC 260-10 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities as defined in ASC 260-10-45, Participating Securities and the Two Class Method under ASC 260-10, and therefore, should be included in computing earnings per share using the two-class method.  ASC 260-10 was effective for us as of January 1, 2009, but had no impact on our earnings per share calculation as of December 31, 2009.

In December 2008, the FASB issued ASC 715-20-65-2 Employers’ Disclosures about Postretirement Benefit Plan Assets.  ASC 715-20-65-2 amends the requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans.  The objective is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances.  ASC 715-20-65-2 is effective for fiscal years ending after December 15, 2009 (December 31, 2009, for us).  The required disclosures are included in Notes 6 and 7 to our consolidated financial statements.

In June 2009, FASB issued ASC 810-10-65-2, Amendments to FASB ASC 810-10-05-8A. This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity or VIE and eliminates the quantitative model prescribed by ASC 810-10-05-8A. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. ASC 810-10-65-2 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009.  The adoption of ASC 810-10-65-2 is expected to have no impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements.  These arrangements include financial instruments with off-balance sheet risk such as bank letters of credit and performance or surety bonds.  Surety bonds and letters of credit are issued by financial institutions to third parties to assure the performance of our obligations relating to reclamation, workers’ compensation obligations, postretirement medical benefit obligations, and other obligations.  These arrangements are not reflected in our consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, postretirement medical benefit and other obligations as follows as of December 31, 2009 (in thousands):

	Reclamation Obligations	Workers’ Compensation Obligations	Post Retirement Medical Benefit Obligations	Other	Total
Surety bonds	$227,359	$10,303	$9,032	$4,056	$250,750
Letters of credit	-	-	-	8,556	8,556
	$227,359	$10,303	$9,032	$12,612	$259,306

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk, which includes adverse changes in commodity prices and interest rates.

Commodity Price Risk

We manage our price risk for coal sales, electricity and steam production through the use of long-term agreements, rather than through the use of derivatives.  We estimate that almost 100% of our coal and our electricity production are sold under long-term agreements.  These coal contracts typically contain price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised.  The price may be adjusted in accordance with changes in broad economic indicators such as the consumer price index, commodity-specific indices such as the PPI-light fuel oils index, and/or changes in our actual costs.

We have exposure to price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel and explosives.  We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time to time.  As of December 31, 2009, we had derivative instruments outstanding for explosives; however, we do not consider our market risk for these instruments to be material.  At December 31, 2009, we had fuel supply contracts outstanding with a minimum purchase requirement of 4.1 million gallons of diesel fuel per year.  These contracts qualify for the normal purchase normal sale exception under hedge accounting.

Interest Rate Risk

Our exposure to changes in interest rates results from our debt obligations shown in the table below that are indexed to either the prime rate or LIBOR.  Based on balances outstanding as of December 31, 2009, a change of one percentage point in the prime interest rate or LIBOR would increase or decrease interest expense on an annual basis by the amount shown below (in thousands):

Effect of 1% increase or 1% decrease
Revolving lines of credit	$ 164
WRI’s term debt	120

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Westmoreland Coal Company

We have audited the accompanying consolidated balance sheet of Westmoreland Coal Company and subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westmoreland Coal Company and subsidiaries at December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, expects to violate certain debt covenants in 2010, has a working capital deficit, and has a net capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Standard 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation) effective as of January 1, 2009 and retrospectively adjusted its consolidated financial statement disclosures for the years ended December 31, 2008, and 2007 presented herein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Emerging Issues Task Force 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (codified in FASB ASC Topic 815,) effective as of January 1, 2009 and adjusted its accounting for its consolidated financial statements for the year ended December 31, 2009 presented herein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado

March  12, 2010

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

KPMG LLP

Denver, Colorado

March 13, 2009, except as to Note 15 as to which the date is March 12, 2010

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2009	2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,519	$39,941
Receivables:
Trade	46,393	71,754
Contractual third-party reclamation receivables	7,257	14,256
Other	3,162	4,202
	56,812	90,212

Inventories	25,871	24,654
Restricted investments and bond collateral	-	2,001
Other current assets	6,047	5,062
Total current assets	99,249	161,870

Property, plant and equipment:
Land and mineral rights	83,694	83,874
Capitalized asset retirement cost	134,821	121,741
Plant and equipment	486,238	446,714
	704,753	652,329
Less accumulated depreciation, depletion and amortization	248,569	208,929
Net property, plant and equipment	456,184	443,400
Excess of trust assets over pneumoconiosis benefit obligation	-	2,239
Advanced coal royalties	3,056	3,311
Reclamation deposits	73,067	69,707
Restricted investments and bond collateral, less current portion	48,188	45,302
Contractual third-party reclamation receivables, less current portion	74,989	66,918
Deferred income taxes	2,341	1,420
Intangible assets, net of accumulated amortization $6.8 million at December 31, 2009 and $4.8 million at December 31, 2008, respectively	8,781	10,823
Other assets	6,873	7,977
Total Assets	$772,728	$812,967

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

	December 31,
	2009	2008
	(In thousands)
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current installments of long-term debt	$41,089	$34,186
Revolving lines of credit	16,400	10,300
Accounts payable and accrued expenses:
Trade	39,264	64,962
Production taxes	24,510	26,056
Workers’ compensation	1,031	1,037
Postretirement medical benefits	14,501	18,176
SERP	306	306
Deferred revenue	8,760	1,610
Asset retirement obligations	15,513	17,136
Other current liabilities	12,851	12,253
Total current liabilities	174,225	186,022
Long-term debt, less current installments	197,206	224,667
Workers’ compensation, less current portion	10,188	11,801
Excess of pneumoconiosis benefit obligation over trust assets	786	-
Postretirement medical benefits, less current portion	175,722	266,675
Pension and SERP obligations, less current portion	26,827	38,862
Deferred revenue, less current portion	84,243	80,907
Asset retirement obligations, less current portion	229,102	205,572
Intangible liabilities, net of accumulated amortization $7.7 million at December 31, 2009, and $5.9 million at December 31, 2008, respectively	10,300	12,113
Other liabilities	5,928	3,946
Total liabilities	914,527	1,030,565

Shareholders' deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; issued and outstanding 160,129 shares
at December 31, 2009 and 2008	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares; issued and outstanding 10,345,927 shares
at December 31, 2009 and 9,690,018 shares at December 31, 2008	25,864	24,223
Other paid-in capital	91,432	96,196
Accumulated other comprehensive loss	(31,223)	(128,461)
Accumulated deficit	(226,215)	(209,716)
Total Westmoreland Coal Company shareholders’ deficit	(139,982)	(217,598)
Noncontrolling interest	(1,817)	-
Total deficit	(141,799)	(217,598)
Total Liabilities and Shareholders' Deficit	$772,728	$812,967

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Revenues	$443,368	$509,696	$504,217

Cost and expenses:
Cost of sales	373,070	409,795	400,346
Depreciation, depletion and amortization	44,254	41,387	38,123
Selling and administrative	40,612	40,513	44,813
Heritage health benefit expenses	28,074	33,452	27,589
Restructuring charges	-	2,009	4,523
Gain (loss) on sales of assets	191	(1,425)	(5,295)
Other operating income	(11,059)	-	-
	475,142	525,731	510,099
Operating loss	(31,774)	(16,035)	(5,882)
Other income (expense):
Interest expense	(23,733)	(23,130)	(24,638)
Interest expense attributable to beneficial conversion feature	-	(8,146)	-
Loss on extinguishment of debt	-	(5,178)	-
Interest income	3,218	5,125	8,152
Other income (loss)	5,991	(284)	243
	(14,524)	(31,613)	(16,243)
Loss from continuing operations before income taxes	(46,298)	(47,648)	(22,125)
Income tax (benefit) expense from continuing operations	(17,136)	919	(8,895)
Loss from continuing operations	(29,162)	(48,567)	(13,230)
Discontinued operations:
Income from discontinued operations, net of income tax expense	-	-	1,725
Net loss	(29,162)	(48,567)	(11,505)
Less net income (loss) attributable to noncontrolling interest	(1,817)	-	1,194
Net loss attributable to the Parent company	(27,345)	(48,567)	(12,699)
Less preferred stock dividend requirements	1,360	1,360	1,360
Net loss applicable to common shareholders	$(28,705)	$(49,927)	$(14,059)

Loss per share from continuing operations:
Basic and diluted	$(2.88)	$(5.25)	$(1.72)
Income per share from discontinued operations:
Basic and diluted	$-	$-	$0.19
Net loss per share applicable to common shareholders:
Basic and diluted	$(2.88)	$(5.25)	$(1.53)
Weighted average number of common shares outstanding
Basic and diluted	9,967	9,512	9,166

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss Years Ended December 31, 2007, 2008 and 2009

	Class A Convertible Exchangeable Preferred Stock	Common Stock	Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders’ Equity (Deficit)
	(In thousands)
Balance at December 31, 2006 (160,129 preferred shares and 9,014,078 common shares outstanding)	$160	$22,535	$79,246	$(139,424)	$(148,450)	$5,502	$(180,431)
Common stock issued as compensation (118,209 shares)	-	295	2,742	-	-	-	3,037
Common stock options exercised (294,916 shares)	-	737	2,019	-	-	-	2,756
Warrant issued in connection with loan extension	-	-	1,122	-	-	-	1,122
Warrant repriced in lieu of consent fee	-	-	223	-	-	-	223
Net loss	-	-	-	-	(12,699)	1,194	(11,505)
Sale of minority interest	-	-	-	-	-	(6,696)	(6,696)
Tax effect of other comprehensive income gains	-	-	-	(9,094)	-	-	(9,094)
Adjustments to accumulated actuarial losses of pension and postretirement medical benefit plans	-	-	-	12,878	-	-	12,878
Amortization of accumulated actuarial losses and transition obligations	-	-	-	10,453	-	-	10,453
Comprehensive loss							(3,964)
Balance at December 31, 2007 (160,129 preferred shares and 9,427,203 common shares outstanding)	160	23,567	85,352	(125,187)	(161,149)	-	(177,257)
Common stock issued as compensation (221,933 shares)	-	554	2,242	-	-	-	2,796
Common stock options exercised (40,882 shares)	-	102	101	-	-	-	203
Warrant repriced in lieu of registration requirement	-	-	355	-	-	-	355
Beneficial conversion feature on convertible debt	-	-	8,146	-	-	-	8,146
Net loss	-	-	-	-	(48,567)	-	(48,567)
Adjustments to accumulated actuarial losses of pension plans	-	-	-	(17,589)	-	-	(17,589)
Amortization of accumulated actuarial losses of pension plans	-	-	-	351	-	-	351
Adjustments to accumulated actuarial losses, prior service costs and transition obligations of postretirement medical benefit plans	-	-	-	5,533	-	-	5,533
Amortization of accumulated actuarial losses, prior service costs and transition obligations of postretirement medical benefit plans	-	-	-	8,319	-	-	8,319
Unrealized loss on available-for-sale securities	-	-	-	(788)	-	-	(788)
Other than temporary impairment of available-for-sale securities recognized in earnings	-	-	-	900	-	-	900
Comprehensive loss							(51,841)
Balance at December 31, 2008 (160,129 preferred shares and 9,690,018 common shares outstanding)	160	24,223	96,196	(128,461)	(209,716)	-	(217,598)
Cumulative effect of adoption of ASC 815-40	-	-	(9,847)	-	10,846	-	999
Common stock issued as compensation (255,909 shares, less 100,000 shares forfeited)	-	391	2,180	-	-	-	2,571
Contributions of Company stock to pension plans assets (500,000 shares)	-	1,250	2,903	-	-	-	4,153
Net loss	-	-	-	-	(27,345)	(1,817)	(29,162)
Tax effect of other comprehensive income gains	-	-	-	(17,062)	-	-	(17,062)
Adjustments to accumulated actuarial losses and transition obligations, pension	-	-	-	(1,459)	-	-	(1,459)
Amortization of accumulated actuarial losses and transition obligations, pension	-	-	-	1,845	-	-	1,845
Amortization of accumulated actuarial losses and transition obligations, postretirement medical benefit	-	-	-	7,079	-	-	7,079
Effect of pension plan freeze	-	-	-	10,670	-	-	10,670
Effect of postretirement medical benefit plan amendments	-	-	-	95,313	-	-	95,313
Unrealized loss on available-for-sale securities	-	-	-	852	-	-	852
Comprehensive income							68,076
Balance at December 31, 2009 (160,129 preferred shares and 10,345,927 common shares outstanding)	$160	$25,864	$91,432	$(31,223)	$(226,215)	$(1,817)	$(141,799)

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(29,162)	$(48,567)	$(11,505)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for obsolete inventory	(605)	184	1,128
Depreciation, depletion and amortization	44,254	41,387	38,123
Asset retirement obligation accretion	9,974	9,528	9,844
Non-cash tax benefits	(17,062)	-	(9,094)
Amortization of intangible assets and liabilities, net	279	598	(2,043)
Restructuring charges	-	2,009	4,523
Share-based compensation	2,552	2,733	2,467
Loss (gain) on sales of assets from continuing operations	191	(1,425)	(5,295)
Non-cash interest expense	1,470	8,934	-
Amortization of deferred financing costs	1,975	839	1,362
Loss on extinguishment of debt	-	2,292	-
Loss on impairments and sales of investment securities	412	900	-
Gain on derivative	(6,122)	-	-
Gain on sales of assets of discontinued operations	-	-	(483)
Changes in operating assets and liabilities:
Receivables, net	15,503	(6,240)	7,635
Inventories	(612)	3,960	(3,140)
Excess of trust assets over pneumoconiosis benefit obligations	3,025	(23)	5,616
Accounts payable and accrued expenses	(13,802)	2,001	(1,231)
Deferred revenue	10,486	29,177	37,126
Accrual for workers' compensation	(1,619)	3,316	(16)
Asset retirement obligations	(2,219)	(889)	(3,584)
Accrual for postretirement medical benefits	7,762	10,021	12,460
Pension and SERP obligations	3,173	(2,116)	581
Other assets and liabilities	(405)	(3,374)	(1,893)
Cash provided by continuing operations	29,448	55,245	82,581
Cash used in discontinued operations	-	-	(65)
Net cash provided by operating activities	29,448	55,245	82,516
Cash flows from investing activities:
Additions to property, plant and equipment	(34,546)	(31,320)	(30,412)
Decrease (increase) in restricted investments and bond collateral and reclamation deposits	(4,601)	24,319	(9,978)
Net proceeds from sales of assets	937	2,641	13,332
Proceeds from the sale of investments	796	-	-
Receivable from customer for property and equipment purchases	(1,183)	(2,228)	-
Acquisition of Absaloka Mining operations, net	-	-	(16,905)
Cash used in continuing investing activities	(38,597)	(6,588)	(43,963)
Proceeds from the sale of discontinued operations	-	-	704
Net cash used in investing activities	(38,597)	(6,588)	(43,259)
Cash flows from financing activities:
Bank overdrafts	596	(5,043)	2,292
Borrowings from long-term debt	8,562	205,377	9,145
Repayments of long-term debt	(35,275)	(219,785)	(61,164)
Borrowings on revolving lines of credit	94,116	169,600	219,900
Repayments on revolving lines of credit	(88,016)	(173,500)	(218,700)
Debt issuance costs	(256)	(5,304)	(148)
Exercise of stock options	-	203	2,756
Dividends paid to shareholder of subsidiary	-	-	(340)
Net cash used in financing activities	(20,273)	(28,452)	(46,259)
Net increase (decrease) in cash and cash equivalents	(29,422)	20,205	(7,002)
Cash and cash equivalents, beginning of year	39,941	19,736	26,738
Cash and cash equivalents, end of year	$10,519	$39,941	$19,736
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$20,418	$22,226	$23,215
Income taxes	2,263	2,227	853
Non-cash transactions:
Accrued purchases of property and equipment	949	2,715	946
Capital leases	11,286	14,859	17,942

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

The Company’s Absaloka Mine is owned by its wholly owned subsidiary, Westmoreland Resources, Inc., or WRI.  The right to mine coal at the Absaloka Mine has been subleased to an affiliated entity whose operations the Company controls.  The Rosebud, Jewett, Beulah and Savage Mines are owned through the Company’s wholly owned subsidiary, Westmoreland Mining LLC, or WML.

Liquidity

The Company has suffered recurring losses from operations, has a working capital deficit, a net capital deficiency, and expects to violate certain debt covenants in 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.  The report from the Company’s independent registered public accounting firm on its consolidated financial statements for the year ended December 31, 2009 includes an explanatory paragraph that summarizes the salient facts or conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

During the year, WML and WRI did not comply with covenant requirements contained in their loan agreements.  WML received a waiver for the covenant violations during 2009 and its expected violation at March 31, 2010, provided it meets certain conditions, including a revised leverage covenant.  The Company believes WML will meet the March 31, 2010 waiver covenant requirements and has classified WML’s debt as long term.  WRI also received a waiver for its 2009 non-compliance; however, it does not expect to meet the future covenant requirements and has therefore classified the entire balance of its $12.0 million term debt as a current liability.  WRI’s anticipated non-compliance with loan covenants would trigger a future cross default on the Company’s convertible notes and as a result, the Company has classified $11.2 million of its convertible note debt as a current liability.  See Note 5 for additional information on covenant non-compliance.

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

The primary factors impacting the Company’s liquidity in 2009 were as follows:

•

The Company’s heritage health obligation is funded by distributions from its operating subsidiaries. The Company’s heritage health benefit costs consist of payments for postretirement medical benefits, workers’ compensation benefits, black lung benefits and combined benefit fund premiums. The Company significantly reduced its heritage obligations in 2009 through plan amendments and entering into an agreement to modernize the method by which prescription drugs are provided to retirees. See Note 6 for additional information on these reductions.

•

Pension obligations are primarily funded through cash generated by the Company’s subsidiary operations. These pension contributions by the Company’s subsidiaries reduce distributions available to the Parent. Under certain circumstances, the Company is able to make a portion of these contributions in company stock.

•

The Company’s significant level of debt and related restrictions under current debt agreements limits the ability of its subsidiaries, WML and ROVA, to pay dividends to the Parent.  See Note 5 for the Company’s principal components and maturities of its long-term debt and detail on the Company’s covenant defaults during the year.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

•

The Company anticipates that, as it permits additional areas for its mines in 2010 to provide for on-going operations, its bonding requirements will increase significantly and the cash collateral requirements will increase as well.

•

Unanticipated customer outages and an overall decrease in the demand for electricity had significant impact on the Company’s liquidity. During 2009, the Rosebud and Beulah Mines’ customers had unscheduled outages following their planned maintenance outages. The Beulah Mine customer ended its unscheduled outage and resumed coal deliveries in July 2009. However, deliveries to the Rosebud Mine’s customer were significantly reduced until October 2009 when the customer acquired needed replacement equipment and operations resumed. Additionally, due to current unfavorable economic conditions in the energy market, the Absaloka and Jewett Mine’s 2009 deliveries decreased. These reductions in planned 2009 deliveries reduced the dividends and cash flows available to the Parent.

As a result of a decrease in the Company’s heritage costs and WRI’s renewed revolving line of credit and increase in its term debt, the Company anticipates that its cash from operations and available borrowing capacity will be sufficient to meet its cash requirements for the foreseeable future, although by a small margin.  The Company’s projections assume a significant increase in tons delivered (following the customer shutdowns), an increase in power segment profits (following the Company’s ROVA maintenance shutdown in 2009), and the successful negotiation of WRI covenant waivers and the renewal of the associated revolving line of credit prior to its November 18, 2010 expiration.  The Company does not currently expect to rely on proceeds from sales of assets or securities or other capital-raising transactions in order to satisfy its liquidity needs in 2010.

Consolidation Policy

The Consolidated Financial Statements of Westmoreland Coal Company include the accounts of the Company and its controlled subsidiaries.  The Company consolidates any variable interest entity, or VIE, for which the Company is considered the primary beneficiary.  The Company provides for non-controlling interests in consolidated subsidiaries, which the Company’s ownership is less than 100 percent.  All intercompany accounts and transactions have been eliminated.

A VIE is an entity that either has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, has a group of equity owners that are unable to make significant decisions about its activities or has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. If the entity meets one of these characteristics, then the Company must determine if it is the primary beneficiary of the VIE.  The party exposed to the majority of the risks and rewards with the VIE is the primary beneficiary and must consolidate the entity.

The Company has determined that at December 31, 2009, it was the primary beneficiary in Absaloka Coal LLC, a VIE, in which it holds less than a 50% ownership.  As a result, the Company has consolidated this entity within the coal segment.

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

Trade Receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Company has determined that no allowance is necessary for trade receivables as of December 31, 2009 and 2008.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Inventories

Inventories, which include materials and supplies as well as raw coal, are stated at the lower of cost or market.  Cost is determined using the average cost method.  Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs.

Restricted Investments and Bond Collateral

The Company has requirements to maintain restricted cash and investments for bonding and debt requirements.   Amounts held are recorded as Restricted Investments and Bond Collateral.  Funds in the restricted investment and bond collateral accounts are not available to meet the Company’s operating cash needs.

Mine Development

At existing surface operations, additional pits may be added to increase production capacity in order to meet customer requirements. These expansions may require significant capital to purchase additional equipment, relocate equipment, expand the workforce, build or improve existing haul roads and create the initial pre-production box cut to remove overburden for new pits at existing operations. If these pits operate in a separate and distinct area of the mine, the costs associated with initially uncovering coal for production are capitalized and amortized over the life of the developed pit consistent with coal industry practices.  Once production has begun, mining costs are then expensed as incurred.

Where new pits are routinely developed as part of a contiguous mining sequence, the Company expenses such costs as incurred. The development of a contiguous pit typically reflects the planned progression of an existing pit, thus maintaining production levels from the same mining area utilizing the same employee group and equipment.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and includes long-term spare parts inventory.  Expenditures that extend the useful lives of existing plant and equipment or increase productivity of the assets are capitalized.  Maintenance and repair costs that do not extend the useful life or increase productivity of the asset are expensed as incurred.  Coal reserves are recorded at cost, or at fair value in the case of acquired businesses.

Coal reserves, mineral rights and mine development costs are depleted based upon estimated recoverable proven and probable reserves.  Plant and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives as follows:

Years
Buildings and improvements	15 to 30
Machinery and equipment	3 to 36

Long-term spare parts inventory begins depreciation when placed in service.

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

Reclamation Deposits and Contractual Third-Party Reclamation Receivables

Certain of the Company’s customers have either agreed to reimburse the Company for reclamation expenditures as they are incurred or have pre-funded a portion of the expected reclamation costs.  Amounts received from customers and held on deposit are recorded as reclamation deposits.  Amounts that are reimbursable by customers are recorded as third-party reclamation receivables when the related reclamation obligation is recorded.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives, derivatives that qualify for the normal purchase normal sale exception, or instruments, which contain features that qualify them as embedded derivatives.  Except for derivatives that qualify for the normal purchase normal sale exception, all financial instruments are recognized in the balance sheet at fair value.  Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or Accumulated other comprehensive income (loss) if they qualify for cash flow hedge accounting.

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

The Company has securities classified as available-for-sale, which are recorded at fair value.  The changes in fair values are recorded as unrealized gains (losses) as a component of Accumulated other comprehensive loss in stockholder’s deficit.

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

Intangible Assets and Liabilities

Identifiable intangible assets or liabilities acquired in a business combination must be recognized and reported separately from goodwill.  The Company has determined that its most significant acquired identifiable intangible assets and liabilities are related to sales and purchase agreements.  Intangible assets result from more favorable market prices than contracted prices in sales and purchase agreements as measured during a business combination.  Intangible liabilities result from less favorable market prices than contracted prices in sales and purchase agreements as measured during a business combination. The majority of these intangible assets and liabilities are amortized on a straight-line basis over the respective period of the sales and purchase agreements, while the remainder are amortized on a unit-of-production basis.

Amortization of intangible assets recognized in Cost of sales was $1.7 million in 2009, $1.7 million in 2008 and $1.6 million in 2007. Amortization of intangible liabilities recognized in Revenues was $1.4 million in 2009, $1.1 million in 2008 and $3.4 million in 2007.

The estimated aggregate amortization amounts from intangibles assets and liabilities for each of the next five years as of December 31, 2009 are as follows:

Amortization Expense
(In thousands)
2010	$597
2011	664
2012	664
2013	664
2014	17

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Black Lung Benefits

The Company is self-insured for federal and state pneumoconiosis (black lung) benefits for former employees and has established an independent trust to pay these benefits.  The Company accounts for these benefits on the accrual basis.  An independent actuary annually calculates the present value of the accumulated black lung obligation.  The underfunded status in 2009 of the Company’s obligation is included as Excess of pneumoconiosis benefit obligation over trust assets in the accompanying Consolidated Balance Sheets.  Actuarial gains and losses are recognized in the period in which they arise.

The Company insures its current represented employees through arrangements with its unions and its current non-represented employees are insured through third-party insurance providers.

Postretirement Health Care Benefits

The Company requires that the cost to provide the benefits be accrued over the employees’ period of active service for postretirement benefits other than pensions.  These costs are determined on an actuarial basis.  The Company’s consolidated balance sheet reflects the unfunded status of postretirement benefit obligations.

Pension and SERP Plans

The Company requires that the cost to provide the benefits be accrued over the employees’ period of active service for the non-contributory defined benefit pension and SERP plans it sponsors.  These costs are determined on an actuarial basis.  The Company’s consolidated balance sheet reflects the unfunded status of the defined benefit pension and SERP plans.

Deferred Revenue

Deferred revenues represent funding received upon the negotiation of long-term contracts. The deferred revenues for coal will be recognized as deliveries of the reserved coal are made in accordance with the long-term coal contracts.  Deferred power revenues are recognized on a pro rata basis, based on the payments estimated to be received over the remaining term of the power sales agreements.

Asset Retirement Obligations

The Company’s asset retirement obligation, or ARO, liabilities primarily consist of estimated costs to reclaim surface land and support facilities at its mines in accordance with federal and state reclamation laws as established by each mining permit.

The Company estimates its ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future costs for a third party to perform the required work.  Cost estimates are escalated for inflation, and then discounted at a credit-adjusted risk-free rate.  The Company records an ARO asset associated with the initial recorded liability.  The ARO asset is amortized based on the units of production method over the estimated recoverable, proven and probable reserves at the related mine, and the ARO liability is accreted to the projected settlement date.  Changes in estimates could occur due to revisions of mine plans, changes in estimated costs, and changes in timing of the performance of reclamation activities.

Income Taxes

Deferred income taxes are provided for temporary differences arising from differences between the financial statement amount and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates anticipated to be in effect when the related taxes are expected to be paid or recovered.  A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.  In determining the need for a valuation allowance, the Company considers projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and its overall deferred tax position.

ASC 740-10-25, Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC 740-10-25, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The Company includes interest and penalties related to income tax matters in Income tax expense.

The tax effect of pretax income or loss from continuing operations is generally determined by a computation that does not consider the tax effects of items that are not included in continuing operations.  The exception to that incremental approach is that all items (for example, items recorded in other comprehensive income, extraordinary items, and discontinued operations) be considered in determining the amount of tax benefit that results from a loss from continuing operations and that shall be allocated to continuing operations.

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

Coal Revenues

The Company recognizes coal sales revenue at the time title passes to the customer in accordance with the terms of the underlying sales agreements and after any contingent performance obligations have been satisfied.  Coal sales revenue is recognized based on the pricing contained in the contracts in place at the time that title passes.  Retroactive pricing adjustments to those contracts are recognized as revised agreements are reached with the customers and any performance obligations included in the revised agreements are satisfied.

Power Revenues

ROVA supplies power under long-term power sales agreements.  Under these agreements, ROVA invoices and collects capacity payments based on kilowatt-hours produced if the units are dispatched or for the kilowatt-hours of available capacity if the units are not fully dispatched.

A portion of the capacity payments under the agreements is considered to be an operating lease.  The Company is recognizing amounts invoiced under the power sales agreements as revenue on a pro rata basis, based on the weighted average per kilowatt hour capacity payments estimated to be received over the remaining term of the power sales agreements.  Under this method of recognizing revenue, $11.2 million and $28.8 million of amounts invoiced during 2009 and 2008, respectively, have been deferred from recognition.  During 2009, the Company began to recognize prior deferred revenue at the larger of its two ROVA plants, and will begin to recognize prior deferred revenue at its smaller ROVA plant during 2010.

Discontinued Operations

The Company classifies items within discontinued operations in the consolidated financial statements when the operations and cash flows of a particular component (defined as operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity) of the Company have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction, and the Company will no longer have any significant continuing involvement in the operations of that component.  Discontinued operations, net of taxes, for the year ended December 31, 2007, reflected $1.7 million of income related to the Company’s power operation and maintenance business prior to their sale to North American Energy Services in August 2007.

Other Operating Income (Loss)

Other operating income in the accompanying Consolidated Results of Operations reflects income from sources other than coal or power revenues.  Income from the Company’s Indian Coal Tax Credit monetization transaction is recorded as Other operating income.

Exploration and Drilling Costs

Exploration expenditures are charged to Cost of sales as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Share-Based Compensation

Share-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award.

Earnings (Loss) per Share

Basic earnings (loss) per share have been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period.  Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest.  Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock appreciation rights, restricted stock and warrants.  No such items were included in the computation of diluted loss per share for the years ended 2009, 2008 or 2007 because the Company incurred a loss from operations in each of these periods and the effect of inclusion would have been anti-dilutive.

The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Convertible debt shares	1,726	1,579	-
Restricted stock, stock options, SARs, and warrant shares	779	870	809
Total shares excluded from diluted shares calculation	2,505	2,449	809

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the presentation of 2009, with no effect on previously reported net loss or stockholders’ deficit.

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

In June 2009, the Company adopted ASC 855-10-05, Subsequent Events.  ASC 855-10-05 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855-10-05 is effective for interim financial periods ending after June 15, 2009.  The Company has evaluated subsequent events, the effect of which had no impact on the Company’s financial position or results of operations.

On January 1, 2009, the Company adopted ASC 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  ASC 815-40 was issued in June 2008 by the FASB and clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock.  ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company recorded a cumulative effect of change in accounting principle upon adoption of ASC 815-40.  See Note 10 for additional information.

On January 1, 2009, the Company adopted ASC 810-45, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51.  ASC 810-45 establishes accounting and reporting standards for (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  ASC 810-45 requires noncontrolling interests (minority interests) to be reported as a separate component of equity.  The amount of net income or loss attributable to the noncontrolling interest will be included in consolidated net income or loss on the face of the income statement.  In addition, this statement requires that a parent recognize a gain or loss in net income or loss when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  ASC 810-45 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The Company recorded $1.8 million of net loss attributable to noncontrolling interest for the year ended December 31, 2009, which is reflected in the Company’s consolidated financial statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In June 2008, the FASB released ASC 260-10-45, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  ASC 260-10-45 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities as defined in ASC 260-10-45, Participating Securities and the Two Class Method under ASC 260-10, and therefore, should be included in computing earnings per share using the two-class method.  ASC 260-10-45 was effective for the Company as of January 1, 2009, but had no impact on the Company’s earnings per share calculation as of December 31, 2009.

In December 2008, the FASB issued ASC 715-20-65-2 Employers’ Disclosures about Postretirement Benefit Plan Assets.  ASC 715-20-65-2 amends the requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement medical benefit plans.  The objective is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. ASC 715-20-65-2 is effective for fiscal years ending after December 15, 2009 (December 31, 2009, for the Company).  The required disclosures are included in Notes 6 and 7.

Accounting Pronouncements Issued and Not Yet Adopted

In June 2009, FASB issued ASC 810-10-65-2, Amendments to FASB ASC 810-10-05-8A. This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity or VIE and eliminates the quantitative model prescribed by ASC 810-10-05-8A. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. ASC 810-10-65-2 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009.  The adoption of ASC 810-10-65-2 is expected to have no impact on the Company’s financial position or results of operations.

2.

INVENTORIES

Inventories consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Coal	$1,158	$1,697
Materials and supplies	25,713	23,352
Reserve for obsolete inventory	(1,000)	(395)
Total	$25,871	$24,654

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3.

RESTRICTED INVESTMENTS AND BOND COLLATERAL

The Company’s restricted investments and bond collateral consist of the following:

	December 31,
	2009	2008
	(In thousands)
Coal Segment:
Westmoreland Mining - debt reserve account	$5,064	$5,065
WRI Indian Coal Tax escrow	-	2,001
Reclamation bond collateral:
Rosebud Mine	12,462	13,489
Absaloka Mine	9,228	5,781
Jewett Mine	1,502	973
Beulah Mine	1,270	1,070

Power Segment:
Debt protection account	8,104	8,391
Ash reserve account	600	604
Repairs and maintenance account	-	1,977

Corporate Segment:
Workers’ compensation bonds	6,118	5,759
Postretirement medical benefit bonds	3,840	2,193
Total restricted investments and bond collateral	48,188	47,303
Less current portion	-	(2,001)
Total restricted investments and bond collateral, less current portion	$48,188	$45,302

For all of its restricted investments and bond collateral accounts, the Company can select investment options for the funds and receives the investment returns on these investments.  Funds in the restricted investment and bond collateral accounts are not available to meet the Company’s cash needs.  These restricted investments include holds held-to-maturity and available-for-sale securities.

The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at December 31, 2009, are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$33,125	$33,125
Time deposits	8,705	8,705
Held-to-maturity securities	3,479	3,590
Available-for-sale securities	2,879	2,879
	$48,188	$48,299

The Company recorded an impairment of $0.2 million during 2009 as a result of other-than-temporary declines in the value of marketable securities included in restricted investments and bond collateral.

The Company has one bonding arrangement in which additional cash collateral must be contributed if market declines reduce the value of the underlying investments to below minimum funding requirements.  For the year ended December 31, 2009, an additional $0.2 million was required to be deposited as a result of market declines.

Coal Segment

Pursuant to the terms of the Note Purchase Agreement dated June 26, 2008, WML must maintain a debt service reserve account.  The debt service reserve account is required to contain funds sufficient to pay the principal, interest, and collateral agent’s fees scheduled to be paid in the following six months.  The debt service reserve account was fully funded at December 31, 2009.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2009, the Company had reclamation bond collateral in place for its Absaloka, Rosebud, Jewett and Beulah Mines.  These government-required bonds assure that coal-mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities.  The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.

In April 2009, the final approval was received for the private letter ruling and all payments for the Indian Coal Tax Credit monetization transaction were released from escrow.

Power Segment

Pursuant to the terms of its loan agreement with Prudential, ROVA must maintain either three or six months debt service reserves in its debt protection accounts, which is based on the calculation of its current debt service coverage ratio.  Following its December 15, 2009, debt service coverage ratio calculation, ROVA is currently required to maintain three months of subsequent debt service reserves.

The loan agreement requires ROVA to fund an ash reserve account to $0.6 million.  The ash reserve account was fully funded at December 31, 2009.

The loan agreement also requires ROVA to fund a repairs and maintenance account up to a maximum amount of $2.6 million.  The funds for the repairs and maintenance account are required to be deposited every three months based on a formula contained in the agreement.  The balance of this account was used during the maintenance shutdown at ROVA and therefore, unfunded at December 31, 2009.  ROVA expects to deposit $1.1 million to the repairs and maintenance account during 2010.

Corporate Segment

The Company is required to obtain surety bonds in connection with its self-insured workers’ compensation plan and certain health care plans.  The Company's surety bond underwriters require collateral to issue these bonds.

Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral

The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities are as follows:

	December 31,
	2009	2008
	(In thousands)
Amortized cost	$3,479	$6,638
Gross unrealized holding gains	113	389
Gross unrealized holding losses	(2)	-
Fair value	$3,590	$7,027

Maturities of held-to-maturity securities are as follows at December 31, 2009:

	Amortized Cost	Fair Value
	(In thousands)
Due in five years or less	$620	$679
Due after five years to ten years	720	773
Due in more than ten years	2,139	2,138
	$3,479	$3,590

The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities are as follows:

	December 31,
	2009	2008
	(In thousands)
Cost basis	$2,625	$3,540
Gross unrealized holding gains	281	123
Gross unrealized holding losses	(27)	(86)
Fair value	$2,879	$3,577

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

The table below represents the restructuring provision activity during the year ended December 31, 2009 (in thousands):

Beginning	Restructuring	Restructuring	Ending
Balance	Charges	Payments	Balance
$ 2,089	$ -	$ 1,493	$ 596

5.

LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding under the Company’s lines of credit and long-term debt consist of the following:

	Total Debt Outstanding
	December 31,
	2009	2008
	(In thousands)
Westmoreland Mining debt:
Revolving line of credit	$-	$-
Term debt	125,000	125,000
Capital lease obligations	22,360	22,091
Other term debt	1,463	964
Westmoreland Resources, Inc. debt:
Revolving line of credit	16,400	10,300
Term debt	12,000	6,375
Capital lease obligations	9,864	5,842
ROVA debt:
Revolving line of credit	-	-
Term debt	55,575	81,420
Debt premiums	880	1,372
Corporate debt:
Convertible notes	17,258	15,789
Debt discount	(6,105)	-
Total debt outstanding	254,695	269,153
Less current portion	(57,489)	(44,486)
Total debt outstanding, less current portion	$197,206	$224,667

The following table presents aggregate contractual debt maturities of all long-term debt and the revolving credit facilities at December 31, 2009 (in thousands):

2010	$35,373
2011	23,460
2012	30,102
2013	52,849
2014	33,682
Thereafter	79,229
Total	254,695
Plus: debt discount	5,225
Total debt	$259,920

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Westmoreland Mining LLC

WML has $125.0 million of fixed rate term debt outstanding at December 31, 2009.  The term debt bears interest at 8.02% per annum, payable quarterly.  The principal payments required for the term debt are $7.5 million in 2011, $14.0 million in 2012, $18.0 million in 2013, $18.0 million in 2014, $20.0 million in 2015, and $47.5 million thereafter.  The term debt is payable in full on March 31, 2018.

At December 31, 2009, WML has the 2001 Revolving Credit Agreement, or the Revolver, with a borrowing limit of $25.0 million and a maturity date of June 26, 2013.  WML has two interest rate options to choose from on the Revolver.  The Base Rate option bears interest at a base rate plus 0.50% and is payable quarterly (3.75% per annum at December 31, 2009).  The LIBOR Rate option bears interest at the London Interbank Offering Rate, or LIBOR, rate plus 3.0% (3.25% per annum at December 31, 2009).  In addition, a commitment fee of 0.50% of the average unused portion of the available Revolver is payable quarterly.  At December 31, 2009, a letter of credit for $1.9 million was supported by the Revolver.  The Company had $23.1 million of unused borrowings under the Revolver.

The term debt and Revolver are secured by substantially all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC; the Company’s membership interest in WML; and the stock of WSC, WECO and DWC.  WECO, DWC, and WSC have guaranteed WML’s obligations with respect to the term debt and the Revolver.

WML’s lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants.  As a result of customer outages, WML did not comply with its original leverage ratio covenant as of June 30, 2009, September 30, 2009, and December 31, 2009, and believes it will not comply with the original leverage ratio requirements for the first quarter of 2010.  On October 7, 2009, WML obtained a waiver from its lenders for the quarter ended June 30, 2009, and September 30, 2009.  WML also received waivers for future leverage ratio non-compliance for the quarters ended December 31, 2009, and March 31, 2010, provided WML meets certain conditions, including a revised leverage ratio covenant.  WML met the December 31, 2009, waiver covenant requirements and believes it will meet the March 31, 2010, waiver covenant requirements and therefore has classified its debt as long term.  The Company expects to meet all WML covenant requirements in 2010.

In accordance with the leverage ratio waivers, the Company paid its WML lenders $0.3 million as consideration for entry into these waivers and $0.3 million in consulting fees.

WML engages in leasing transactions for equipment utilized in its mining operations.   At December 31, 2009 and 2008, the capital leases outstanding had a weighted average interest rate of 7.74% and 7.45%, respectively.  WML also had other term debt outstanding at December 31, 2009 and 2008, with weighted average interest rates of 6.14% and 6.04%, respectively.

Westmoreland Resources, Inc.

On November 9, 2009, WRI’s Business Loan Agreement was amended and the $20.0 million revolving line of credit was extended to November 18, 2010 and the limit of the term debt increased to $8.0 million.  A subsequent amendment on December 4, 2009 to the Business Loan Agreement further increased the term debt limit to $12.0 million.  The term debt requires quarterly payments of principal and interest with the final payment due at January 29, 2015.  The interest rate for the term debt and the revolver are payable at the prime rate.  The term debt and the revolver are both currently subject to a per annum 7% and 6% floor, respectively.  In addition, the amendment extended the commencement of a net worth requirement from September 30, 2009 to April 30, 2010.  In consideration for these amendments, WRI paid $0.3 million to its lender.

At December 31, 2009, the Company had $3.6 million of unused borrowings under the revolver.  The revolver does not have commitment fees for the unused portion of the available revolving loan.

The two debt instruments are collateralized by a first lien in WRI’s inventory, chattel paper, accounts and notes receivable, and equipment.  WCC is the guarantor of the debt under the Agreement and its guaranty is secured by a pledge of WCC’s interest in WRI.

WRI’s Business Loan Agreement requires it to comply with numerous covenants and minimum financial ratio requirements primarily related to debt coverage, tangible net worth, capital expenditures, and its operations.   At September 30, 2009, primarily as a result of unfavorable market conditions driving decreases in tonnages sold, WRI was not in compliance with a net worth requirement contained in its Business Loan Agreement.  On October 29, 2009, WRI obtained a waiver from its lenders for the quarter ended September 30, 2009.  WRI’s Business Loan Agreement was amended on November 9, 2009, to extend the net worth requirement from September 30, 2009 to April 30, 2010.  The Company believes it will not be able to meet the covenant requirement by April 30, 2010, or for the remainder of 2010 and therefore has classified the entire outstanding balance of WRI’s term debt of $12.0 million as a current liability.  The Company expects to meet all covenant requirements contained in the Business Loan Agreement, with the exception of the net worth requirement in 2010.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

As a result of the anticipated non-compliance with the net worth requirement, WRI’s lenders may impose additional operating and financial restrictions on the Company or modify the terms of the existing debt agreements.  In addition, the lender may charge additional fees, require prepayment of WRI’s debt, accelerate the amortization schedule for the debt or increase interest rates.

WRI leases equipment utilized in its operations at the Absaloka Mine.  The weighted average interest rate for these capital leases outstanding at December 31, 2009 and 2008 was 7.60% and 6.99%, respectively.

ROVA

At December 31, 2009, ROVA has approximately $55.6 million of fixed rate term debt outstanding with interest rates varying from 6.0% to 11.42%. The weighted average interest rate on the fixed rate term debt at December 31, 2009 and 2008 was 10.0% and 8.30%, respectively.  The principal payments required for the fixed rate term debt are $9.4 million in 2010, $8.0 million in 2011, $8.8 million in 2012, $9.6 million in 2013 and $19.8 million after 2013. Interest is payable quarterly and the term debt is to be fully repaid before the end of 2015.

ROVA paid off $3.6 million of floating rate term debt in January 2009.

ROVA has a $6.0 million revolving loan with a maturity of April 30, 2015.  Interest on the revolving loan is payable quarterly at the three-month LIBOR rate plus 1.375% (1.63% per annum at December 31, 2009).  In addition, a commitment fee of 1.375% of the unused portion of the available revolving loan is payable quarterly.  At December 31, 2009, the Company had $6.0 million of unused borrowings under the revolver.

The term debt as well as the revolving loan are secured by a pledge of the quarterly cash distributions from ROVA.  ROVA is required to comply with certain loan covenants related to interest and fixed charge coverage.  As of December 31, 2009, ROVA was in compliance with such covenants.

Convertible Debt

On March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to an existing shareholder pursuant to a Note Purchase Agreement.  The notes bear interest at a rate of 9.0% per annum and are payable in full on March 4, 2013, which is also the date these notes are convertible through.  Interest on the notes is payable monthly in cash or in kind by increasing the principal amount of each note at the Company’s option, however, the aggregate principal amount of the notes may not exceed $18.8 million.  The number of shares of common stock into which the notes may be converted would increase in the circumstances specified in the Note Purchase Agreement, including the Company’s payment of interest on the notes in kind and the issuance of additional securities at a price less than the conversion price of the notes then in effect.  The Company paid interest in kind through the issuance of additional notes during 2009.  This resulted in an additional 146,964 shares of common stock being issuable on conversion of the convertible notes at a conversion price of $10.00 per share, bringing the total to 1,725,809 shares at December 31, 2009.

The convertible notes are secured by a second lien on the assets of WRI.

The note purchase agreement contains affirmative and negative covenants.  The notes may be declared immediately due and payable upon the occurrence of certain events of default, and the notes are immediately due and payable without declaration upon the occurrence of other events of default.  WRI’s anticipated non-compliance with loan covenants could trigger a future cross default on the Company’s convertible notes and it has therefore, classified $11.2 million of its convertible note debt as a current liability.

On January 1, 2009, the Company adopted ASC815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  See Note 10 for additional information on the adoption of this guidance.

6.

POSTRETIREMENT MEDICAL BENEFITS

Under the Coal Act, the Company is required to provide postretirement medical benefits for eligible UMWA miners and their dependents by making payments into certain benefit plans.  These benefits are provided through self-insured programs.

In December 2009, the Company reached an agreement to modernize the method by which prescription drugs are provided to its retirees, which will be effective April 15, 2010.  In addition, the Company eliminated postretirement medical benefits for non-represented employees and retirees effective September 1, 2009.  In 2009, the Company also transitioned its retiree population to a new health provider network.  The collective effect of these changes coupled with favorable claims experience, favorable interest rates, and reductions in administrative fees, has resulted in a $95.3 million reduction in the Company’s postretirement medical obligation with a corresponding decrease in Accumulated other comprehensive loss.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company's financial statements:

	December 31,
	2009	2008
	(In thousands)
Change in benefit obligations:
Net benefit obligation at beginning of year	$284,851	$288,683
Service cost	735	677
Interest cost	16,233	17,107
Plan participant contributions	140	79
Actuarial gain	(60,155)	(5,418)
Gross benefits paid	(17,816)	(17,554)
Federal subsidy on benefits paid	1,315	1,277
Plan amendments	(35,080)	-
Net benefit obligation at end of year	190,223	284,851

Change in plan assets:
Employer contributions	17,676	16,197
Plan participant contributions	140	79
Benefits paid, net of federal subsidy	(17,816)	(16,276)
Fair value of plan assets at end of year	-	-
Unfunded status at end of year	$(190,223)	$(284,851)

Amounts recognized in the balance sheet consist of:
Current liabilities	$(14,501)	$(18,176)
Noncurrent liabilities	(175,722)	(266,675)
Accumulated other comprehensive loss (gain)	(15,134)	87,256
Net amount recognized	$(205,357)	$(197,595)

Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss (gain)	$(7,151)	$55,853
Prior service cost (credit)	(8,262)	17,875
Transition obligation	279	13,528
	$(15,134)	$87,256

The Company has elected to amortize its unrecognized, unfunded accumulated postretirement medical benefit obligation over a 20-year period.  Transition obligations, prior service costs and credits, and actuarial gains and losses are amortized over the average life expectancy of the plan’s participants.  The transition obligation, actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2010 are $0.1 million, $0.3 million, and $0.6 million, respectively.

The components of net periodic postretirement medical benefit cost are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Components of net periodic benefit cost:
Service cost	$735	$677	$807
Interest cost	16,233	17,107	16,890
Amortization of:
Transition obligation	3,381	3,613	4,849
Prior service cost	924	1,325	1,325
Actuarial loss	2,774	3,381	3,381
Total net periodic benefit cost	$24,047	$26,103	$27,252

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table shows the net periodic postretirement medical benefit costs that relate to current operations and former mining operations:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Former mining operations	$22,186	$24,553	$25,478
Current operations	1,861	1,550	1,774
Total net periodic benefit cost	$24,047	$26,103	$27,252

The costs for the former mining operations are included in Heritage health benefit expenses and the costs for current operations are included in Cost of sales.

Assumptions

The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31,
	2009	2008
Discount rate	5.71%	6.05%
Measurement date	December 31, 2009	December 31, 2008

The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations.  This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	December 31,
	2009	2008	2007
Discount rate	5.45% - 6.05%	6.10%	5.55%
Measurement date	December 31, 2008	December 31, 2007	December 31, 2006

The following presents information about the assumed health care trend rate:

	Year Ended December 31,
	2009	2008
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the trend rate reaches the ultimate trend rate	2016	2016

The effect of a one percent change on the health care cost trend rate used to calculate periodic postretirement medical benefit costs and the related benefit obligation are summarized in the table below:

	Postretirement Medical Benefits
	1 % Increase	1 % Decrease
	(In thousands)
Effect on service and interest cost components	$1,893	$(1,496)
Effect on postretirement medical benefit obligation	$20,767	$(17,629)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Cash Flows

The following benefit payments and Medicare D subsidy (which the Company receives as a benefit partially offsetting its prescription drug costs for retirees and their dependents) are expected by the Company:

	Postretirement Medical Benefits	Medicare D Subsidy	Net Postretirement Medical Benefits
	(In thousands)
2010	$13,617	$(883)	$12,734
2011	14,246	(936)	13,310
2012	14,649	(995)	13,654
2013	14,997	(1,047)	13,950
2014	15,197	(1,089)	14,108
Years 2015 - 2019	76,333	(6,014)	70,319

Combined Benefit Fund

Additionally, the Company makes payments to the UMWA Combined Benefit Fund, or CBF, which is a multiemployer health plan neither controlled by nor administered by the Company.  The CBF is designed to pay health care benefits to UMWA workers (and dependents) who retired prior to 1976.  The Company is required by the Coal Act to make monthly premium payments into the CBF.  These payments are based on the number of the Company's UMWA employees who retired prior to 1976, and the Company’s pro-rata assigned share of UMWA retirees whose companies are no longer in business.  The Company expenses payments to the CBF when they are due.  Payments in 2009, 2008 and 2007 were $3.1 million, $3.5 million and $3.6 million, respectively.

Workers’ Compensation Benefits

The Company was self-insured for workers' compensation benefits prior to January 1, 1996.  Since 1996, the Company has purchased third-party insurance for workers’ compensation claims.

The following table shows the changes in the Company’s workers’ compensation obligation:

	December 31,
	2009	2008
	(In thousands)
Workers' compensation , beginning of year (including current portion)	$12,838	$9,522
Accretion	300	411
Claims paid	(806)	(971)
Actuarial changes	(1,113)	3,876
Workers' compensation, end of year	11,219	12,838
Less current portion	(1,031)	(1,037)
Workers' compensation, less current portion	$10,188	$11,801

The discount rates used in determining the workers’ compensation benefit accruals are adjusted annually based on ten-year Treasury bond rates.  At December 31, 2009 and 2008, the rates were 4.10% and 2.50%, respectively.

Pneumoconiosis (Black Lung) Benefits

The Company is self-insured for federal and state pneumoconiosis benefits for former employees and has established an independent trust to pay these benefits.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the funded status of the Company’s black lung obligation:

	December 31,
	2009	2008
	(In thousands)
Actuarial present value of benefit obligation:
Expected claims from terminated employees	$937	$785
Amounts owed to existing claimants	13,723	13,300

Total present value of benefit obligation	14,660	14,085

Plan assets at fair value, primarily government-backed securities	13,874	16,324

Excess (less than) of trust assets over pneumoconiosis benefit obligation	$(786)	$2,239

The overfunded status of the Company’s 2008 obligation is included as Excess of trust assets over pneumoconiosis benefit obligation and the underfunded status of the Company’s 2009 obligation is included as Excess of pneumoconiosis benefit obligation over trust assets in the accompanying Consolidated Balance Sheets.

The discount rates used in determining the actuarial present value of the pneumoconiosis benefit obligation are based on corporate bond yields and are adjusted annually.  At December 31, 2009 and 2008, the rates used were 5.20% and 5.90%, respectively.

Plan Assets

Primarily all of the Company’s Black Lung trust assets are invested in government–backed securities.  The Company is statutorily required to invest in these types of assets.  At December 31, 2009, all assets are considered Level 1 under the fair value hierarchy.  The investments were as follows at December 31, 2009:

Plan Assets Year Ended December 31, 2009
(In thousands)
US Treasury securities	$12,860
Mortgage-backed securities	839
Other assets	175
$13,874

7.

PENSION AND OTHER SAVING PLANS

Defined Benefit Pension Plans

The Company provides defined benefit pension plans to certain full-time employees under collective bargaining agreements.  Benefits are generally based on years of service and the employee's average annual compensation for the highest five continuous years of employment as specified in the plan agreement.  The Company's funding policy is to contribute annually the minimum amount prescribed, as specified by applicable regulations or loan covenants.

Effective July 1, 2009, the Company froze its pension plan for non-represented employees and, as a result, future benefits will no longer accrue under this plan.  Accordingly, the Company recorded a curtailment loss of $0.2 million in the third quarter of 2009 related to the plan freeze.  In addition, the Company recorded a $10.7 million decrease in its pension liability with a corresponding decrease in Accumulated other comprehensive loss.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Supplemental Executive Retirement Plan

The Company maintains a Supplemental Executive Retirement Plan or SERP for former executives as a result of employment or severance agreements.  The SERP is an unfunded non-qualified deferred compensation plan, which provides benefits to certain employees beyond the maximum limits imposed by the Employee Retirement Income Security Act and the Internal Revenue Code.  The Company does not expect to add new participants to its SERP plan.

The following table provides a reconciliation of the changes in the benefit obligations of the plans and the fair value of assets of the qualified plans and the amounts recognized in the Company's financial statements for both the defined benefit pension and SERP plans:

	Defined Benefit Pension		SERP
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$76,672	$71,828	$3,279	$3,234
Service cost	1,577	2,597	-	-
Interest cost	4,650	4,390	191	198
Actuarial (gain) loss	3,171	(805)	36	172
Benefits paid	(1,610)	(1,338)	(306)	(325)
Plan amendments	204	-	-	-
Curtailments	(8,580)	-	-	-
Net benefit obligation at end of year	76,084	76,672	3,200	3,279

Change in plan assets:
Fair value of plan assets at the beginning of year	40,783	51,015	-	-
Actual return on plan assets	7,196	(13,817)	-	-
Employer contributions	5,782	4,923	306	325
Benefits paid	(1,610)	(1,338)	(306)	(325)
Fair value of plan assets at end of year	52,151	40,783	-	-
Funded status at end of year	$(23,933)	$(35,889)	$(3,200)	$(3,279)

Amounts recognized in the accompanying balance sheet consist of:
Current liability	$-	$-	$(306)	$(306)
Noncurrent liability	(23,933)	(35,889)	(2,894)	(2,974)
Accumulated other comprehensive loss	20,542	31,605	625	617
Net amount recognized at end of year	$(3,391)	$(4,284)	$(2,575)	$(2,663)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$20,542	$31,605	$610	$592
Prior service costs	-	-	15	25
	$20,542	$31,605	$625	$617

The accumulated benefit obligation for all plans was $79.3 million and $71.2 million at December 31, 2009 and 2008, respectively.  In 2008, the accumulated benefit obligation differed from the benefit obligation in that it did not include an assumption about future compensation increases; however, in 2009, there is no difference between the accumulated benefit obligation and the benefit obligation due to the pension plan freeze mentioned above.

Prior service costs and actuarial gains and losses are amortized over the expected future period of service of the plan’s participants using the corridor method.  The net actuarial loss and prior service costs that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 is $0.9 million and less than $0.1 million, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The components of net periodic benefit cost are as follows:

	Defined Benefit Pension			SERP
	Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,577	$2,597	$2,995	$-	$-	$78
Interest cost	4,650	4,390	4,270	191	198	162
Expected return on plan assets	(3,359)	(4,416)	(4,104)	-	-	-
Curtailment loss	204	-	-	-	-	-
Amortization of:
Prior service cost	-	-	-	10	10	10
Actuarial loss	1,817	340	888	18	11	-
Total net periodic pension cost	$4,889	$2,911	$4,049	$219	$219	$250

These costs are included in the accompanying statement of operations in Selling and administrative expenses.

Assumptions

The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	Defined Benefit Pension		SERP
	December 31,		December 31,
	2009	2008	2009	2008
Discount rate	5.96%	6.10%	6.00%	6.10%
Expected return on plan assets	7.80%	7.70%	N/A	N/A
Rate of compensation increase	N/A	4.00% - 7.50%	N/A	4.00% - 7.50%
Measurement date	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations.  This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.

The following table provides the assumptions used to determine net periodic benefit cost:

	Defined Benefit Pension			SERP
	Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007
Discount rate	6.10%	6.20%-6.30%	5.85%-5.95%	6.10%	6.30%	5.95%
Expected return on plan assets	7.96%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	4.00%-7.50%	4.00%-7.50%	4.20%	4.00%-7.50%	4.00%-7.50%	4.00%-7.50%
Measurement date	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2008	December 31, 2007	December 31, 2006

Plan Assets

The Company’s investment goals are to maximize returns subject to specific risk management policies.  The Company sets the expected return on plan assets based on historical trends and forecasts provided by its third-party fund managers.  Its risk management policies permit investments in mutual funds, and prohibit direct investments in debt and equity securities and derivative financial instruments.   The Company invested in its common stock in 2009 in order to meet plan funding requirements.  The Company addresses diversification by the use of mutual fund investments whose underlying investments are in fixed income and equity securities, both domestic and international.  These mutual funds are readily marketable and can be sold to fund benefit payment obligations as they become payable.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The weighted-average target asset allocation of the Company’s pension trusts were as follows at December 31, 2009:

Target Allocation
Asset category
Cash and equivalents	0% - 25%
Equity securities funds	40% - 75%
Debt securities funds	0% - 50%
Other	0% - 10%
Total

The fair value of the Company’s pension plan assets by asset category is as follows:

	Year Ended December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Equity securities funds:
U.S.	$24,850	$24,850	$-	$-
International	2,467	2,467	-	-
Debt securities funds:	-	-	-	-
U.S. bonds	15,065	-	15,065	-
Short-term securities	967	967	-	-
Limited partnerships and limited liability companies	1,697	-	-	1,697
Westmoreland Coal common stock	3,240	3,240	-	-
Cash and cash equivalents	3,865	3,865	-	-
	$52,151	$35,389	$15,065	$1,697

The Company’s Level 1 assets include domestic and foreign equity securities funds and its common stock, which is typically valued using quoted market prices of a national exchange. Cash and cash equivalents and short-term investments are predominantly held in money market accounts.

The Company’s Level 2 assets include U.S. bond funds, which contain primarily domestic fixed-income securities that are valued using inputs such as benchmark yields, reported trades, broker/dealer quotes and issuer spreads.

The Company’s Level 3 assets include interest in limited partnerships and limited liability companies that invest in privately held companies or privately held real estate assets.  Due to the private nature of the partnership investments, pricing inputs are not readily observable.  Assets valuations are developed by the general partners that manage the partnerships.  These valuations are based on property appraisals, application of public market multiples to private company cash flows, utilization of market transactions that provide valuation information for comparable companies and other methods.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

A summary of changes in the fair value of the Plan’s Level 3 assets is shown below:

Limited partnerships and limited liability companies
(In thousands)
Beginning balance at December 31, 2008	$5,866
Realized loss	(283)
Unrealized loss	(234)
Purchases, issuances and settlements	(3,652)
Ending balance at December 31, 2009	$1,697

Contributions

As part of the WML refinancing, the Company is required by loan covenants to ensure that by September 15th of each year, the value of its pension assets are at least 90% of each of the plan’s year end actuarially determined pension liability.

The Company contributed $1.6 million in cash and $4.2 million in company stock to its retirement plans during 2009, in order to achieve the required 90% funding status.  The Company expects to make approximately $10.8 million of pension plan contributions in 2010.  The increase in expected contributions primarily resulted from the recent decline in the value of the Company’s pension investments.  The Company expects to make a significant portion of these contributions in company stock.

Cash Flows

The following benefit payments are expected to be paid from its pension plan assets:

Pension Benefits
(In thousands)
2010	$ 2,109
2011	2,457
2012	2,818
2013	3,196
2014	3,604
Years 2015 - 2019	23,710

The benefits expected to be paid are based on the same assumptions used to measure the Company’s pension benefit obligation at December 31, 2009, and include estimated future employee service.

Other Plans

The Company sponsors 401(k) saving plans, which were established to assist eligible employees provide for their future retirement needs.  The Company’s expense, representing its contributions of Company stock to the plans, was $2.4 million, $1.5 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8.	HERITAGE HEALTH BENEFIT EXPENSES

The caption Heritage health benefit expenses used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to its former mining operation employees.  The components of these expenses are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Health care benefits	$22,490	$25,588	$28,252
Combined benefit fund payments (credit)	3,132	3,470	(2,156)
Workers’ compensation benefits (credit)	(485)	4,417	1,175
Black lung benefits (credit)	2,937	(23)	318
Total	$28,074	$33,452	$27,589

During 2009, the Company recorded a gain of $0.8 million related to a settlement of past heritage claims.

9.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLE, AND RECLAMATION DEPOSITS

The asset retirement obligation, contractual third-party reclamation receivable, and reclamation deposits for each of the Company’s mines and ROVA at December 31, 2009, are summarized below (in thousands):

	Asset Retirement Obligation	Contractual Third-Party Reclamation Receivable	Reclamation Deposits
Rosebud	$121,435	$12,753	$73,067
Jewett	69,192	69,192	-
Absaloka	32,428	301	-
Beulah	18,439	-	-
Savage	2,456	-	-
ROVA	665	-	-
Total	$244,615	$82,246	$73,067

Asset Retirement Obligations

Changes in the Company’s asset retirement obligations were as follows:

	Years Ended December 31,
	2009	2008
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$222,708	$206,497
Accretion	17,436	15,278
Liabilities settled	(9,434)	(7,403)
Changes due to amount and timing of reclamation	13,905	8,336
Asset retirement obligations, end of year	$244,615	$222,708
Less current portion	(15,513)	(17,136)
Asset retirement obligations, less current portion	$229,102	$205,572

As permittee, the Company or its subsidiaries are responsible for the total amount of final reclamation costs for its mines and ROVA.  The financial responsibility for a portion of final reclamation of the mines when they are closed has been transferred by contract to certain customers, while other customers have provided guarantees or funded escrow accounts to cover final reclamation costs.  Costs of reclamation of mining pits prior to mine closure are recovered in the price of coal shipped.

As of December 31, 2009, the Company had $227.4 million in surety bonds outstanding to secure reclamation obligations.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Contractual Third-Party Reclamation Receivables

The Company has recognized as an asset $82.2 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.

Reclamation Deposits

The Company’s reclamation deposits will be used to fund final reclamation activities.  The Company’s carrying value and estimated fair value of its reclamation deposits at December 31, 2009, are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$33,225	$33,225
Held-to-maturity securities	21,099	22,508
Time deposits	15,629	15,629
Available-for-sale securities	3,114	3,114
	$73,067	$74,476

The Company recorded an impairment of $0.3 million during 2009 as a result of other-than-temporary declines in the value of marketable securities included in reclamation deposits.

Held-to-Maturity and Available-for-Sale Reclamation Deposits

The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities are as follows:

	December 31,
	2009	2008
	(In thousands)
Amortized cost	$21,099	$27,178
Gross unrealized holding gains	1,418	1,132
Gross unrealized holding losses	(9)	(21)
Fair value	$22,508	$28,289

Maturities of held-to-maturity securities are as follows at December 31, 2009:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$547	$549
Due in five years or less	2,431	2,542
Due after five years to ten years	5,932	6,206
Due in more than ten years	12,189	13,211
	$21,099	$22,508

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities are as follows:

	December 31,
	2009	2008
	(In thousands)
Cost basis	$2,402	$2,695
Gross unrealized holding gains	712	75
Fair value	$3,114	$2,770

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10.	DERIVATIVE INSTRUMENTS

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

The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of ASC 815-40 (in thousands):

	Debt Discount	Derivative Liability	Other Paid-In-Capital	Accumulated Deficit
	Increase/(Decrease)
Record January 1, 2009, debt discount and derivative instrument liability related to convertible debt	$7,734	$5,605	$-	$(2,129)
Record January 1, 2009, derivative instrument liability related to warrant	-	477	-	477
Record amortization of debt discount from March 4, 2008, through December 31, 2008	(653)	-	-	(653)
Record the reversal of the beneficial conversion feature expensed in 2008 under ASC 470-20	-	-	(8,147)	(8,147)
Record the reversal of prior accounting related to the warrant	-	-	(1,700)	(1,700)
	$7,081	$6,082	$(9,847)	$(10,846)

Convertible Debt

A Binomial Lattice model was used to obtain the fair value of the conversion feature in the Company’s convertible debt instrument using the following assumptions at December 31, 2009:

Stock Price	Volatility	Risk-Free Rate	Bond Yield
$8.91	N/A	N/A	7.52%

The conversion feature of the convertible debt instruments had no value at December 31, 2009.

Warrant

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s warrant using the following assumptions at December 31, 2009:

Number of Shares included in Warrant	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)
173,228	None	65%	0.20%	1.0

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet were as follows (in thousands):

		December 31,
Derivative Instruments	Balance Sheet Location	2009	2008
Convertible debt -conversion feature	Other liabilities	$ -	$ -
Warrant	Other liabilities	30	-

The effect of derivative instruments not designed as hedging instruments on the accompanying Consolidated Statements of Operations was as follows (in thousands):

		Income Recognized in Earnings on Derivatives
		Year Ended December 31,
Derivative Instruments	Statement of Operations Location	2009	2008
Convertible debt - conversion feature and warrant	Other income	$ 6,122	$ -

11.

FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company is required to disclose the fair value of financial instruments where practicable.  The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the Consolidated Balance Sheet approximate the fair value of these instruments due to the short duration to their maturities.  The Company calculates the fair value of its long-term debt by using discount rate estimates based on interest rates as of December 31, 2009.  See Notes 3, 9 and 10 for additional disclosures related to fair value measurements on restricted cash and bond collateral, reclamation deposits and embedded derivatives, respectively.

The estimated fair value of the Company’s debt with fixed interest rates, excluding conversion feature values are as follows:

	Carrying Value	Fair Value
(In thousands)
December 31, 2008	$ 220,020	$ 192,521
December 31, 2009	$ 192,608	$ 201,352

Fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

•

Level 1, defined as observable inputs such as quoted prices in active markets for identical assets.  Level 1 assets include available-for-sale equity securities generally valued based on independent third-party market prices.

•

Level 2, defined as observable inputs other than Level 1 prices.  These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  The Company had no Level 2 inputs at December 31, 2009.

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The Company’s convertible notes’ conversion feature and warrant were classified as Level 3.  These items were valued using the Binomial Lattice model and the Black-Scholes model, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value:

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale investments included in Restricted investments and bond collateral	$2,879	$-	$-	$2,879
Available-for-sale investments included in Reclamation deposits	3,114	-	-	3,114
Total assets	$5,993	$-	$-	$5,993

Liabilities:
Convertible debt – conversion feature	$-	$-	$-	$-
Warrant	-	-	30	30
Total liabilities	$-	$-	$30	$30

The following table summarizes the change in the fair values of the derivative instrument liabilities categorized as Level 3:

	Year Ended December 31,
	2009	2008
	(In thousands)
Beginning balance	$-	$-
January 1, 2009, beginning balance adjustment pursuant to adoption of ASC 815-40	6,082	-
Additional debt discount	70	-
Change in fair value	(6,122)	-
Ending balance	$30	$-

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

The Company is currently reporting a deficit in shareholders’ equity.  As a result, the Company is prohibited from paying preferred stock dividends because of the statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated.  Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders’ equity exceeds the par value of the preferred stock ($160,129 at December 31, 2009).

The quarterly dividends, which are accumulated through and including January 1, 2010, amount to $18.6 million in the aggregate ($116.03 per preferred share or $29.01 per Depositary Share).  Under the terms of the Series A Preferred Stock, the Company can redeem preferred shares at any time for the redemption value of $25.00 plus accumulated dividends paid in cash (a total of $22.6 million as of January 1, 2010).  However, the Company’s convertible note purchase agreement prohibits the Company from paying dividends on or redeeming preferred or common stock so long as the convertible notes are outstanding.

Restricted Net Assets

WCC has obligations to pay pension and postretirement medical benefits, to fund corporate expenditures, and to pay interest on the convertible notes.  However, WCC conducts no operations, has no source of revenue and is fully dependent on distributions from its subsidiaries to pay its costs.  The loan agreements of WML and ROVA require debt service accounts and impose timing and other restrictions on the ability of WML and ROVA to distribute funds to WCC.  Because the WRI loan agreement imposes fewer restrictions on the ability of WRI to make distributions to WCC, WRI has been a significant source of liquidity for WCC.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

At December 31, 2009, the subsidiaries of the Parent had approximately $101.0 million of net assets that were not available to be transferred to the Parent in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

13.

RESTRICTED STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS

As of December 31, 2009, the Company had restricted stock, stock options, and stock appreciation rights, or SARs, outstanding from five stock incentive plans.  Four of these plans were terminated in October 2009.  Employees are now granted restricted stock units from the 2007 Incentive Stock Plan.  The 2007 Incentive Stock Plan also provides that non-employee directors will receive equity awards with a value of $30,000 after each annual meeting.

The maximum number of remaining shares that can be issued under the 2007 Incentive Stock Plan is 422,222.

Compensation cost arising from share-based arrangements is shown in the following table:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Recognition of fair value of restricted stock, stock options and SARs over vesting period	$702	$1,227	$766
Contributions of stock to the Company's 401(k) plan	1,869	1,569	2,271
Compensation credit for performance units plan (1)	(19)	(63)	(570)
Total share-based compensation expense (2)	$2,552	$2,733	$2,467

(1)

The Company’s only active performance unit plan expired June 30, 2009.

(2)

The majority of the costs relating to share-based compensation is recorded in Selling and administrative expenses in the accompanying statement of operations.

The Company uses the Black-Scholes option pricing model to determine the fair value of options and SARs on the date of grant.  The Company utilizes U.S. Treasury yields as of the grant date for its risk-free interest rate assumption and expected volatilities are based on historical stock price movement and other factors.  The Company utilizes historical data to develop its dividend yield and expected option life assumptions.  The following assumptions were used for the years ended December 31, 2008 and 2007; no options or SARs were granted in 2009:

	December 31,
	2008	2007
Assumptions (weighted average):
Risk-free interest rate	3.62%	4.56%
Expected dividend yield	None	None
Expected volatility	50%	51%
Expected life (in years)	7.0	7.0

Restricted Stock

The Company may issue restricted stock, which requires no payment from the employee. Restricted stock typically vests ratably over three years.  Upon vesting, restricted stock will be redeemed and paid to employees with either cash or the Company’s common stock.  Compensation expense is based on the fair value on the grant date and is recorded ratably over the vesting period.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

A summary of restricted stock award activity for the year ended December 31, 2009, is as follows:

	Common Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense
Non-vested at December 31, 2008	102,916	$15.94
Granted	115,524	$8.24
Vested	(20,982)	$9.42
Forfeited	(100,900)	$15.73
Non-vested at December 31, 2009	96,558	$8.36	$664,384 (1)

(1)

Expected to be recognized over the next three years.

Weighted average grant-date fair value was $8.24, $15.99 and $19.29 for 2009, 2008 and 2007, respectively.

Stock Options

Stock options generally vest over three years, expire ten years from the date of grant, and have an option price equal to the market value of the stock on the date of grant.

Information with respect to stock option activity for the year ended December 31, 2009, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Unamortized Compensation Expense
Outstanding at December 31, 2008	387,724	$18.89
Expired or forfeited	(33,500)	$20.60
Outstanding at December 31, 2009	354,224	$18.73	5.4	$14,063
Exercisable at December 31, 2009	255,384	$17.70	4.2	$14,063	$880,292 (1)

(1)

Expected to be recognized over the next two years.

The weighted average grant-date fair value per stock option granted in 2008 and 2007 was $11.84 and $13.55, respectively.  No stock options were granted in 2009.

The intrinsic value of stock options exercised was $0.5 million and $3.4 million for 2008 and 2007, respectively.  No stock options were exercised in 2009.

SARs

SARs generally vest over three years, expire ten years from the date of grant, and have a base price equal to the market value of the stock on the date of grant.  Upon vesting, the holders may exercise the SARs and receive a number of shares of common stock having a value equal to the appreciation in the value of the common stock between the grant date and the exercise date.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Information with respect to SARs granted and outstanding for the year ended December 31, 2009, is as follows:

	SARs	Weighted Average Base Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Unamortized Compensation Expense
Outstanding at December 31, 2008	207,067	$22.03
Expired or forfeited	(51,733)	$22.39
Outstanding at December 31, 2009	155,334	$21.91	5.6	$-
Exercisable at December 31, 2009	151,313	$21.83	5.5	$-	$19,195 (1)

(1)

Expected to be recognized over the next five months.

No SARs were granted during 2009, 2008, or 2007.

The intrinsic value of SARs exercised was less than $0.1 million and $0.3 million for 2008 and 2007, respectively.  No SARs were exercised in 2009.

14.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of accumulated other comprehensive income (loss):

	Pension and Postretirement Medical Benefits	Available for Sale Securities	Tax Effect of Other Comprehensive Income Gains	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1, 2007	$(139,424)	$-	$-	$(139,424)
2007 activity	23,331	-	(9,094)	14,237
Balance at December 31, 2007	(116,093)	-	(9,094)	(125,187)
2008 activity	(3,386)	112	-	(3,274)
Balance at December 31, 2008	(119,479)	112	(9,094)	(128,461)
Postretirement medical benefit plan amendments and pension plan freeze adjustments	105,983	-	-	105,983
2009 activity	7,465	852	(17,062)	(8,745)
Balance at December 31, 2009	$(6,031)	$964	$(26,156)	$(31,223)

Pension and postretirement medical benefit adjustments relate to changes in the funded status of various benefit plans, as discussed in Notes 6 and 7.  The unrealized gains and losses associated with recognizing the Company’s “available-for-sale” securities at fair value are recorded through Accumulated other comprehensive loss.  See Note 15 regarding the tax effect of other comprehensive income gains.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15.

INCOME TAX

Income tax expense (benefit) attributable to net loss before income taxes consists of:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Current:
Federal	$(323)	$-	$-
State	1,168	919	199
	$845	$919	$199
Deferred:
Federal	$(15,977)	$-	$(7,327)
State	(2,004)	-	(1,767)
	(17,981)	-	(9,094)
Income tax expense (benefit)	$(17,136)	$919	$(8,895)

Income tax expense (benefit) attributable to net loss before income taxes differed from the amounts computed by applying the statutory Federal income tax rate of 34% to pre-tax income as a result of the following:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Computed tax benefit at statutory rate	$(15,001)	$(16,200)	$(15,220)
Increase (decrease) in tax expense resulting from:
Tax depletion in excess of basis	(713)	(2,643)	(4,079)
Non-deductible interest expense and convertible debt valuation	(1,074)	3,156	-
State income taxes, net	(2,467)	(3,214)	(2,023)
Change in valuation allowance for net deferred tax assets	2,902	24,628	18,855
Indian Coal Tax Credits	(96)	(5,893)	(6,593)
Other, net	(687)	1,085	165
Income tax expense (benefit)	$(17,136)	$919	$(8,895)

For the year ended December 31, 2009, the Company recorded a tax benefit of $17.1 million due to a non-cash income tax benefit related to gains recorded within other comprehensive income during 2009.  Generally accepted accounting principles, or GAAP, require all items be considered, including items recorded in other comprehensive income, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, the Company recorded a tax benefit on its loss from continuing operations, which was exactly offset by income tax expense on other comprehensive income as follows:

	Loss From Continuing Operations	Other Comprehensive Income	Total Comprehensive Income
	(In thousands)
Pre-allocation	$(46,224)	$114,300	$68,076
Tax allocation	17,062	(17,062)	-
As presented	$(29,162)	$97,238	$68,076

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

As the income tax expense on other comprehensive income is equal to the income tax benefit recognized in continuing operations, the Company’s total comprehensive income is unchanged. In addition, the Company’s net deferred tax position at December 31, 2009 is not impacted by this tax allocation.

For the year ended December 31, 2007 the Company corrected an immaterial error relating to the income tax effect of gains recorded within other comprehensive income during 2007 by recording a 2007 $9.1 million income tax benefit which was offset by a 2007 income tax expense of $9.1 million recognized in other comprehensive loss. As the income tax expense in other comprehensive loss is equal to the income tax benefit recognized in continuing operations, the Company’s total comprehensive loss for the year ended December 31, 2007 is unchanged. The impact of these adjustments was to increase Accumulated Other Comprehensive Loss by $9.1 million and decrease Accumulated Deficit by the same amount as of December 31, 2007 and 2008. The adjustments had no effect on cash flows of the Company for any period.

The Worker, Homeownership and Business Assistance Act of 2009, enacted on November 6, 2009, allow a five-year carryback for net operating losses.  The impact of this law provided a current tax benefit to the Company of $0.3 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$67,133	$59,360
State net operating loss carryforwards	14,983	12,154
Alternative minimum tax credit carryforwards	5,683	8,750
Charitable contribution carryforwards	179	52
Indian Coal Tax Credit carryforwards	26,654	23,471
Accruals for the following:
Workers' compensation	4,338	5,007
Postretirement medical benefit and pension obligations	81,764	126,385
Incentive plans	900	4
Asset retirement obligations	66,839	64,277
Deferred revenues	31,757	27,654
Gain on sale of partnership interest	8,061	-
Other accruals	7,147	8,039
Total gross deferred assets	315,438	335,153
Less valuation allowance	(232,575)	(257,932)
Net deferred tax assets	82,863	77,221
Deferred tax liabilities:
Property, plant and equipment, differences due to depreciation and amortization	(77,562)	(70,792)
Excess of trust assets over pneumoconiosis benefit obligation	-	(873)
Change in accounting method	(2,137)	(3,228)
Other	(823)	(908)
Total gross deferred tax liabilities	(80,522)	(75,801)
Net deferred tax asset	$2,341	$1,420

As of December 31, 2009, the Company had significant deferred tax assets.  The deferred tax assets include federal and state regular net operating losses, or NOLs, alternative minimum tax, or AMT, credit carryforwards, Indian Coal Tax Credit, or ICTC, carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The Company believes it will be taxed under the AMT system for the foreseeable future due to the significant amount of statutory tax depletion in excess of book depletion expected to be generated by its mining operations.  As a result, Westmoreland has determined that a valuation allowance is required for all of its regular federal net operating loss carryforwards and AMT credit carryforwards since they are not available to reduce AMT income in the future.

The Company has recorded a full valuation allowance for all but $2.3 million of its state net operating losses, since it believes they will not be realized.  No valuation allowance is being provided on $2.3 million of deferred tax assets because it is believed that these net operating losses will be used to offset the Company’s liabilities relating to its uncertain tax positions.

The Company has determined that a full valuation allowance is required for all its ICTC carryforward.  The ICTC can generally be used to offset AMT liability.  The Company does not believe it has sufficient positive evidence of significant magnitude to substantiate that its deferred tax asset for the ICTC carryforward is realizable at a more-likely-than-not level of assurance.  As a result, the Company will continue to record a full valuation allowance on its ICTC carryforward; reversing valuation allowance only if utilized in a future year.

The Company has determined that since its net deductible temporary differences will not reverse for the foreseeable future, and it is unable to forecast when it will have regular taxable income when they do reverse, a full valuation allowance is required for these deferred tax assets, other than the deferred tax asset relating to the Company’s uncertain tax positions.

As of December 31, 2009, the Company has available Federal net operating loss carryforwards to reduce future regular taxable income, which expires as follows:

Expiration Date	Regular Tax
(In thousands)
2010	$-
2011	32,393
2012	449
2018	28
2019	88,429
after 2019	76,142
Total	$197,441

As of December 31, 2009, the Company has an estimated $26.7 million in ICTC carryforwards available to offset the Company’s regular tax and AMT liabilities.  As of December 31, 2009, the Company also has an estimated $323.3 million in State net operating loss carryforwards to reduce future taxable income.

For the year ended December 31, 2009, Westmoreland recorded a long-term liability related to uncertain tax positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2008
	(In thousands)
Balance of unrecognized tax benefits at beginning of year	$1,748	$-
Additions for tax positions related to current year	1,113	1,748
Balance of unrecognized tax benefits at end of year	$2,861	$1,748

As of December 31, 2009, the Company had less than $0.1 million of accrued interest and penalties included in the long-term tax liability, which was recognized in 2009.

The Company files tax returns in the U.S. federal jurisdiction and in various U.S. state jurisdictions, and is subject to examination by taxing authorities in all of these jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by various U.S. state taxing authorities. The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s financial position, results of operations or liquidity. It is reasonably possible that the amount of unrecognized tax benefits related to certain of the Company’s tax positions will increase or decrease in the next twelve months as audits or reviews are initiated and settled. At this time, an estimate of the range of a reasonably possible change cannot be made. With few exceptions, the Company is not subject to income tax examinations by U.S. federal or state jurisdictions for fiscal years prior to 2005.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16.

COMMITMENTS

Supply Agreements

In May 2009, the Company entered into fuel supply contracts for diesel fuel and unleaded gasoline, under which the Company agrees to purchase all of its fuel requirements for two of its subsidiaries from one supplier.  These contracts are effective from June 1, 2009 through December 31, 2010.  The contracts stipulate a minimum purchase of 4.1 million gallons of diesel fuel per year, prorated for partial calendar years.  The estimated yearly fuel requirements covered under these contracts is between 5.6 million to 6.4 million gallons.  These contracts are accounted for as normal purchases.

Westmoreland Partners, which owns ROVA, has two coal supply agreements with TECO Coal Corporation, or TECO.  If Westmoreland Partners continues to purchase coal under these contracts at the current volume and pricing, then Westmoreland Partners would be obligated to pay TECO $28.5 million in each of the years of 2010, 2011, 2012, 2013, $17.0 million for 2014 and $2.8 million for 2015.

Leases

The gross value of property, plant, equipment and mine development assets under capital leases was $46.9 million and $35.2 million as of December 31, 2009 and 2008, respectively, related primarily to the leasing of mining equipment. The accumulated amortization for these items was $9.5 million and $5.1 million at December 31, 2009 and 2008, respectively.

Future minimum capital and operating lease payments as of December 31, 2009, are as follows:

	Year Ended December 31, 2009
	Capital Leases	Operating Leases
	(In thousands)
2010	$9,286	$5,041
2011	8,421	4,750
2012	8,037	2,321
2013	6,715	778
2014	4,137	300
Thereafter	1,589	-
Total minimum lease payments	$38,185	$13,190
Less imputed interest	(5,961)
Present value of minimum capital lease payments	$32,224

Rental expense under operating leases during the years ending December 31, 2009, 2008 and 2007 totaled $6.7 million, $4.9 million and $5.2 million, respectively.

The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received.  Royalties charged to expense under all such lease agreements amounted to $29.7 million, $35.7 million and $39.2 million in the years end December 31, 2009, 2008 and 2007, respectively.

17.

CONTINGENCIES

McGreevey Litigation

In 2002, the Company was served by former stockholders of Montana Power in the U.S. District Court in Billings, Montana in a case styled McGreevey et al. v. Montana Power Company et al.  The plaintiff stockholders are seeking, among other things, to rescind the sale by Entech, a subsidiary of Montana Power, of its coal business to the Company and to compel the Company to hold the related coal business in trust for the stockholders.  The plaintiffs contend that they were entitled to approve the sale by Entech to the Company even though they were not direct stockholders of Entech.  On April 20, 2006, a Memorandum and Order was entered by the court staying the case while it awaited a decision from the Delaware Bankruptcy Court in the Entech bankruptcy case on two key issues.  Although the stay remains in place, the Delaware bankruptcy court ruled that the claims the plaintiffs asserted against the officers and directors of Touch America belong to the Touch America trustees and not the Montana Power stockholders.  The Montana court, aware of this ruling, arranged a mediated settlement conference to attempt to revive, in some form, the tentative settlement reached over two years ago.  Agreements in principle have been reached by the various parties in the litigation that resolve and settle all pending issues.  The draft settlement agreements release the Company without any liability or financial contribution from the Company.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Customer Reclamation Claims

WECO received a claim dated October 16, 2008, from the six Colstrip Unit 3&4 buyers seeking a refund of approximately $9.9 million for alleged inappropriate charges.  In subsequent claim revisions, the customers increased the refund claim to $21.0 million.  The buyers assert that they were charged for base reclamation work in Area C of the Rosebud Mine when those charges were actually for final reclamation, which would be WECO’s responsibility under the terms of the coal supply agreement.  The refund sought by the buyers includes alleged overpayments for final reclamation work plus taxes, royalties and interest on that overpayment.

WECO believes that these charges to the buyers were proper because the challenged work was for base reclamation, which is the buyers’ responsibility under the coal supply agreement.  If the buyers prevail and all of the challenged work is determined to be final reclamation rather than base reclamation, WECO’s financial responsibility will be reduced by two factors.  First, a portion of any refund includes taxes and royalties that WECO should be able to offset against future taxes and royalties.  Second, one of the six buyers, Puget Sound Energy, Inc., has funded an account that WECO is authorized to use to pay approximately 17% of all final reclamation costs in Area C.

After discussions with the Colstrip Unit 3&4 buyers in the fourth quarter of 2009 and first quarter of 2010, the Company determined that a settlement agreement would likely be reached.  As a result, the Company recorded $6.5 million to Other current liabilities and reduced Revenues by the same amount for this claim.  In addition, Cost of sales was reduced by $1.7 million and a corresponding $1.7 million recorded in Other current assets for prepaid production taxes and royalties.

18.

BUSINESS SEGMENT INFORMATION

Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income.

The Company’s operations are classified into four segments: coal, power, heritage and corporate.  The coal segment includes the production and sale of coal from Montana, North Dakota and Texas.  The power segment includes its ROVA operations and previously the Ft. Lupton interest, which was sold in July 2008.  The heritage segment costs primarily include benefits the Company provides to former mining operation employees as well as other administrative costs associated with providing those benefits and cost containment efforts.  The corporate segment primarily consists of corporate and business development expenses.  Certain reclassifications of 2008 and 2007 segment information have been made to conform to the 2009 presentation.

Summarized financial information by segment is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
December 31, 2009
Revenues	$361,206	$82,162	$-	$-	$443,368
Operating income (loss)	476	7,672	(31,770)	(8,152)	(31,774)
Total assets	537,924	216,685	4,634	13,485	772,728
Capital expenditures	30,078	4,251	-	217	34,546
December 31, 2008
Revenues	$419,806	$89,890	$-	$-	$509,696
Restructuring charges	155	-	-	1,854	2,009
Operating income (loss)	15,211	16,920	(35,472)	(12,694)	(16,035)
Total assets	557,245	239,083	5,301	11,338	812,967
Capital expenditures	29,534	1,711	-	75	31,320
December 31, 2007
Revenues	$418,870	$85,347	$-	$-	$504,217
Restructuring charges	729	698	-	3,096	4,523
Operating income (loss)	18,723	14,150	(28,623)	(10,132)	(5,882)
Total assets	493,414	276,399	4,068	8,647	782,528
Capital expenditures	28,677	1,645	-	90	30,412

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The Company derives its revenues from a few key customers.  The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows:

	2009	2008	2007
	(In thousands)
Customer A – coal	$79,502	$131,859	$109,390
Customer B – coal	85,334	80,581	102,417
Customer C – power	81,037	88,651	84,841
Customer D – coal (1)	51,187	-	52,041
Customer E – coal (2)	49,670	-	-
Percentage of total revenue	78%	60%	69%

(1)   The revenue from Customer D did not exceed 10% in 2008.

(2)   The revenue from Customer E did not exceed 10% in 2008 or 2007.

18.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands; except per share data)
2009 Revised(1):
Revenues	$121,798	$104,780	$112,404	$104,386
Operating loss	(4,402)	(6,249)	(9,751)	(11,372)
Net loss applicable to common shareholders	(5,629)	(7,232)	(7,837)	(8,007)
Basic and diluted loss per common share	$(0.59)	$(0.75)	$(0.77)	$(0.78)

2009 As previously reported in the Form 10-Q:
Revenues	$121,798	$104,780	$112,404
Operating loss	(4,402)	(6,249)	(9,751)
Net loss applicable to common shareholders	(6,188)	(7,858)	(12,364)
Basic and diluted loss per common share	$(0.64)	$(0.81)	$(1.21)

2008:
Revenues	$131,594	$113,423	$141,305	$123,374
Operating income (loss)	2,280	(9,027)	2,326	(11,614)
Net loss applicable to common shareholders	(11,464)	(18,281)	(3,493)	(16,689)
Basic and diluted loss per common share	$(1.21)	$(1.92)	$(0.37)	$(1.75)

(1)   The figures for Net loss applicable to common shareholders and Basic and diluted loss per common share have been revised from the Form 10-Q for the periods ended March 31, 2009, June 30, 2009, and September 30, 2009. The revision reflects the $0.6 million, $0.6 million and $4.5 million of non-cash tax benefits that resulted from the other comprehensive income gains occurring in the first, second, and third quarters of 2009, respectively.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

This item is not applicable.

ITEM 9A—CONTROLS AND PROCEDURES.

(a)

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Internal control over financial reporting refers to a process designed by, or under the supervision of, our principle executive and principal financial officers or persons performing similar functions, and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations, or COSO, Internal Control — Integrated Framework.  Based upon management’s evaluation, the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2009.

(b)

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Westmoreland Coal Company

We have audited Westmoreland Coal Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westmoreland Coal Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(a)).  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Westmoreland Coal Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westmoreland Coal Company as of December 31, 2009 and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for the year then ended and our report dated March 12, 2010 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Westmoreland Coal Company’s ability to continue as a going concern.

/s/ ERNST & YOUNG LLP

Denver, Colorado

March 12, 2010

(d)

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, management conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as December 31, 2009 in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to management, including our CEO and  CFO, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B—OTHER INFORMATION.

None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 will be included under the headings Directors, Director Nominees and Executive Officer, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 20, 2010, and such required information is incorporated herein by reference.

ITEM 11—EXECUTIVE COMPENSATION.

The information required by Item 11 will be included under the headings Corporate Governance, Director Compensation for 2009, Compensation Discussion and Analysis, Executive Compensation for 2009 and Compensation Committee Report in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 20, 2010, and such required information is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 will be included under the headings Beneficial Ownership of Securities and Equity Compensation Plan Information in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 20, 2010, and such required information is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will be included under the headings Certain Transactions and Corporate Governance in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 20, 2010, and such required information is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 will be included under the heading Auditors in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 20, 2010, and such required information is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.

The financial statements filed herewith are: the Consolidated Balance Sheets of the Company and subsidiaries as of December 31, 2009 and December 31, 2008, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2009, together with the Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements, and the report of the independent registered public accounting firm thereon which are contained in Item 8.

2.

The following financial statement schedules are filed herewith:

Report of Independent Registered Public Accounting Firm

Schedule I – Condensed Financial Statements of Parent Company

3.

The exhibits listed in the Exhibit Index starting on page 109 are filed with or incorporated by reference in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: March 12, 2010	/s/ Keith E. Alessi
	Name:	Keith E. Alessi
	Title:	Chief Executive Officer and President
(A Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith E. Alessi	Chief Executive Officer, President,	March 12, 2010
Keith E. Alessi	and Director

/s/ Kevin A. Paprzycki	Chief Financial Officer and Principal	March 12, 2010
Kevin A. Paprzycki	Accounting Officer

/s/ Michael R. D'Appolonia	Director	March 12, 2010
Michael R. D'Appolonia

/s/ Thomas J. Coffey	Director	March 12, 2010
Thomas J. Coffey

/s/ Richard M. Klingaman	Director	March 12, 2010
Richard M. Klingaman

/s/ William M. Stern	Director	March 12, 2010
William M. Stern

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Westmoreland Coal Company

We have audited the consolidated financial statements of Westmoreland Coal Company as of December 31, 2009 and for the year then ended, and have issued our report thereon dated March 12, 2010 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15 of this Form 10-K.  This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedule does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty regarding the Company's ability to continue as a going concern.

/s/ ERNST & YOUNG LLP

Denver, Colorado

March  12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Westmoreland Coal Company

Under date of March 13, 2009, except as to note 15 as to which the date is March 12, 2010, we reported on the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in the December 31, 2008, Annual Report on Form 10-K of Westmoreland Coal Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule I. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

KPMG LLP

Denver, Colorado

March 13, 2009, except as to note 15 as to which the date is March 12, 2010

WESTMORELAND COAL COMPANY

SCHEDULE I - CONDENSED BALANCE SHEET

(Parent Company Information – See Notes to Consolidated Financial Statements)

	December 31,
	2009	2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$755	$956
Receivables:
Other	424	526
	424	526

Other current assets	454	449
Total current assets	1,633	1,931
Property, plant and equipment:
Plant and equipment	2,295	2,077
Less accumulated depreciation, depletion and amortization	1,830	1,412
Net property, plant and equipment	465	665
Restricted investments	9,958	7,952
Investment in subsidiaries and power projects, including intercompany balances	110,341	122,295
Other assets	451	3,137
Total assets	$122,848	$135,980

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current installments of long-term debt	$11,154	$-
Accounts payable and accrued expenses	2,854	2,996
Bank overdrafts	257	548
Workers’ compensation	1,031	1,037
Pension and SERP obligations	306	306
Postretirement medical benefits	13,198	16,809
Other current liabilities	596	2,083
Total current liabilities	29,396	23,779
Long-term debt	-	15,789
Workers’ compensation, less current portion	10,188	11,800
Excess of pneumoconiosis obligation over trust assets	786	-
Related party payable	51,938	23,200
Postretirement medical benefits, less current portion	151,057	245,897
Pension and SERP obligations, less current portion	20,626	32,379
Other liabilities	656	734
Total liabilities	264,647	353,578

Shareholders' deficit:
Preferred stock	160	160
Common stock	25,864	24,223
Other paid-in capital	91,432	96,196
Accumulated other comprehensive loss	(31,223)	(128,461)
Accumulated deficit	(226,215)	(209,716)
Total Westmoreland Coal Company shareholders' deficit	(139,982)	(217,598)
Noncontrolling interest	(1,817)	-
Total deficit	(141,799)	(217,598)

Total Liabilities and Shareholders' Deficit	$122,848	$135,980

WESTMORELAND COAL COMPANY

SCHEDULE I - CONDENSED STATEMENT OF OPERATIONS

(Parent Company Information – See Notes to Consolidated Financial Statements)

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Operating costs and expenses:
Depreciation and amortization	$418	$381	$330
Selling and administrative	11,585	12,585	11,629
Restructuring charges	-	1,854	2,655
Heritage health benefit expenses	26,813	32,104	25,788
Loss (gain) on sales of assets	-	1	(5,641)
	38,816	46,925	34,761
Operating loss	(38,816)	(46,925)	(34,761)
Other income (expense):
Interest expense	(2,618)	(9,385)	(615)
Interest income	376	532	1,255
Other income (loss)	5,691	66	1,086
	3,449	(8,787)	1,726
Loss before income taxes and income of consolidated subsidiaries	(35,367)	(55,712)	(33,035)
Equity in income of subsidiaries and earnings of power projects, net	(10,869)	7,172	12,248
Loss from continuing operations before income taxes	(46,236)	(48,540)	(20,787)
Income tax benefit (expense)	17,074	(27)	9,282
Net loss	(29,162)	(48,567)	(11,505)
Less net income (loss) attributable to noncontrolling interest	(1,817)	-	1,194
Net loss attributable to the Parent company	$(27,345)	$(48,567)	$(12,699)

WESTMORELAND COAL COMPANY

SCHEDULE I - CONDENSED STATEMENT OF CASH FLOWS

(Parent Company Information – See Notes to Consolidated Financial Statements)

	Years Ended December 31
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(29,162)	$(48,567)	$(11,505)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of subsidiaries and earnings of independent power projects	10,869	(7,172)	(12,248)
Non-cash tax benefits	(17,062)	-	(9,094)
Depreciation and amortization	418	381	330
Gain (loss) on sales of assets	-	1	(5,641)
Gain on sale of investments	(11)	-	-
Share-based payment expense or compensation	2,552	2,733	2,467
Non-cash interest expense	1,470	8,934	-
Amortization of deferred financing costs	1,143	78	-
Warrant repriced	-	355	-
Gain on derivative	(5,674)	-	-
Changes in operating assets and liabilities:
Receivables, net	102	(526)	293
Accounts payable and accrued expenses	(123)	(1,499)	(2,846)
Other assets and liabilities	(3,606)	516	37,723
Net cash used by operating activities	(39,084)	(44,766)	(521)
Cash flows from investing activities:
Distributions received from subsidiaries	26,398	35,525	11,745
Additions to property, plant and equipment	(218)	(75)	(91)
Change in restricted investments and bond collateral	(2,239)	(914)	3,300
Net proceeds from sales of assets	-	-	12,700
Net proceeds from sale of investments	415	-	-
Net cash provided by investing activities	24,356	34,536	27,654
Cash flows from financing activities:
Change in book overdrafts	(291)	548	-
Net borrowings (repayments) on revolving lines of credit	-	-	(8,500)
Borrowings of long-term debt	-	15,000	-
Debt issuance costs	-	(623)	-
Repayments of long-term debt	-	-	(5,000)
Loans from (to) subsidiaries	14,818	(4,248)	(16,211)
Exercise of stock options	-	203	2,756
Net cash provided by (used in) financing activities	14,527	10,880	(26,955)
Net increase (decrease) in cash and cash equivalents	(201)	650	178
Cash and cash equivalents, beginning of year	956	306	128
Cash and cash equivalents, end of year	$755	$956	$306

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation	S-1	333-117709	3.1	7/28/2004
3.2	Certificate of Correction to the Restated Certificate of Incorporation	8-K	001-11155	3.1	10/21/2004
3.3	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.1	9/07/2007
3.4	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.2	9/07/2007
3.5	Amended and Restated Bylaws	8-K	001-11155	3.1	4/11/2008
4.1	Certificate of Designation of Series A Convertible Exchangeable Preferred Stock	10-K	001-11155	3(a)	3/15/1993
4.2	Indenture between Westmoreland Coal Company (WCC) and Fidelity Bank National Association relating to the Exchange Debentures	S-1	333-117709	4.2	7/28/2004
4.3	Form of Exchange Debenture	S-1	333-117709	4.3	7/28/2004
4.4	Deposit Agreement among WCC, First Chicago Trust Company of New York and the Holders	S-1	333-117709	4.4	7/28/2004
4.5	Common Stock certificate	S-2	33-1950	4(c)	12/04/1985
4.6	Preferred Stock certificate	S-2	33-47872	4.6	5/13/1992
4.7	Form of Depository Receipt	S-1	333-117709	4.5	7/28/2004
4.8	Amended and Restated Rights Agreement, dated 2/07/2003, between WCC and EquiServe Trust Company	8-K	001-11155	4.1	02/07/2003
4.9	First Amendment to Amended and Restated Rights Agreement dated 5/02/ 2007, between WCC and Computershare Trust Company	8-A	001-11155	(l)	05/04/2007
4.10	Second Amendment to Amended and Restated Rights Agreement dated March 4, 2008, between WCC and Computershare Trust Company	8-A	001-11155	(l)	03/06/2008
4.11	Warrant dated August 20, 2007, in favor of SOF Investments, L.P.	10-K	001-11155	4.11	03/31/2008

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request. Exhibits with asterisks indicate management contracts or compensatory plans or arrangements.

10.1*	Amended and Restated 2007 Equity Incentive Plan for Employees and Non-Employee Directors					X
10.2*	Form of ISO Agreement	10-Q	001-11155	10.1	05/09/2008
10.3*	Form of NQSO Agreement for directors	10-Q	001-11155	10.2	05/09/2008
10.4*	Form of NQSO Agreement for persons other than directors	10-Q	001-11155	10.3	05/09/2008
10.5*	Form of Restricted Stock Agreement for directors with time-based vesting	10-K	001-11155	10.11	03/13/2009
10.6*	Form of Restricted Stock Agreement for directors	10-K	001-11155	10.12	03/13/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.7*	Form of Restricted Stock Agreement for employees	8-K	001-11155	10.1	07/02/2009
10.8*	Form of Restricted Stock Unit Agreement	8-K	001-11155	10.2	07/02/2009
10.9*	Severance Policy	10-K	001-11155	10.14	03/13/2009
10.10*	Annual Incentive Plan	10-Q	001-11155	10.1	08/10/2009
10.11	Amended Coal Mining Lease between Westmoreland Resources, Inc. (WRI) and Crow Tribe dated 11/26/1974, as amended in 1982	10-Q	0-752	10(a)	05/15/1992
10.12	Amendment to Amended Coal Mining Lease between the Crow Tribe and WRI dated 12/02/1994	10-K	001-11155	10.16	03/13/2009
10.13	Exploration and Option to Lease Agreement between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.17	05/08/2009
10.14	Crow Tribal Lands Coal Lease between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.51	05/08/2009
10.15	Master Agreement dated 1/04/1999, between WCC and the UMWA	8-K	001-11155	99.2	02/04/1999
10.16	Amended and Restated Coal Supply Agreement dated 8/24/1998, among Montana Power Company, et al and Western Energy Company (WECO)	10-Q/A	001-11155	10.1	07/25/2007
10.17	Coal Transportation Agreement dated July 10, 1981, among Montana Power Company, et al and WECO	10-Q/A	001-11155	10.2	07/25/2007
10.18	Amendment No. 1 to the Coal Transportation Agreement dated September 14, 1987, among Montana Power Company, et al and WECO	10-Q/A	001-11155	10.3	07/25/2007
10.19	Amendment No. 2 to the Coal Transportation Agreement dated 8/24/1998, among Montana Power Company, et al and WECO	10-Q/A	001-11155	10.4	07/25/2007
10.20	Third Amendment and Restatement of the Power Purchase and Operating Agreement between Westmoreland-LG&E Partners and Virginia Electric and Power Company for ROVA I	10-Q	001-11155	10.2	11/06/2006
10.21	Second Amendment and Restatement of the Power Purchase and Operating Agreement between Westmoreland-LG&E Partners and Virginia Electric and Power Company for ROVA II	10-Q	001-11155	10.3	11/06/2006
10.22	Amended and Restated Lignite Supply Agreement dated 9/28/2007, between NRG Texas Power LLC and Texas Westmoreland Coal Co.	10-Q	001-11155	10.1	03/17/2008
10.23	First Amendment to Amended and Restated Lignite Supply Agreement dated 6/26/2008, between Texas Westmoreland Coal Co. and NRG Texas Power LLC	8-K	001-11155	10.9	06/26/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.24	Guaranty Agreement dated 9/28/2007, by WCC for the benefit of NRG Texas Power LLC	10-K	001-11155	10.43	03/31/2008
10.25	Business Loan Agreement dated 10/29/2007, between WRI and First Interstate Bank (FIB)	8-K	001-11155	10.1	11/02/2007
10.26	Amendment to Business Loan Agreement and Commercial Security Agreement dated 10/16/2008, between FIB and WRI	8-K	001-11155	10.5	10/21/2008
10.27	Amendment No. 3 to Business Loan Agreement dated 11/09/2009, between FIB, WCC and WRI	10-Q	001-11155	10.5	11/09/2009
10.28	Change in Terms Agreement dated 11/06/2009, between WRI and FIB	10-Q	001-11155	10.6	11/09/2009
10.29	Change in Terms Agreement dated 11/06/2009, between WRI and FIB	10-Q	001-11155	10.7	11/09/2009
10.30	Second Amended and Restated Loan Agreement, dated 2/11/2008, among Westmoreland and Prudential	10-K	001-11155	10.45	03/31/2008
10.31	Second Amended and Restated Assignment and Security Agreement, dated 2/11/2008, between Westmoreland and Prudential	10-K	001-11155	10.46	03/31/2008
10.32	Third Amended and Restated General Partner Security and Limited Guaranty Agreement, dated 2/11/2008, among Westmoreland and Prudential	10-K	001-11155	10.47	03/31/2008
10.33	Senior Secured Convertible Note Purchase Agreement dated 3/04/2008 among WCC and Tontine	8-K	001-11155	10.1	03/06/2008
10.34	Registration Rights Agreement dated 3/04/2008, among WCC and Tontine	8-K	001-11155	10.2	03/06/2008
10.35	Guaranty dated 3/04/2008, from WRI in favor of Tontine Partners, LP and Tontine Capital Partners, LP	8-K	001-11155	10.3	03/06/2008
10.36	Security Agreement dated 3/04/2008, between WRI and Tontine Capital Associates, LP	8-K	001-11155	10.4	03/06/2008
10.37	Pledge Agreement dated 3/04/2008, among WCC, WRI and Tontine Capital Associates, LP	8-K	001-11155	10.5	03/06/2008
10.38	Note Purchase Agreement dated 6/26/2008 among Westmoreland Mining LLC (WML) and institutional investors	8-K	001-11155	10.1	06/26/2008
10.39	Continuing Agreement of Guaranty and Suretyship dated 6/26/2008 from various WML subsidiaries	8-K	001-11155	10.2	06/26/2008
10.40	Security Agreement dated 6/26/2008 among WML and U.S. Bank NA	8-K	001-11155	10.3	06/26/2008
10.41	Pledge Agreement dated 6/26/2008 among WCC, WML and U.S. Bank NA, for the benefit of the noteholders	8-K	001-11155	10.4	06/26/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.42	Amended and Restated Credit Agreement dated 6/26/2008 among WML and PNC Bank, NA	8-K	001-11155	10.5	06/26/2008
10.43	Amended and Restated Continuing Agreement of Guaranty dated 6/26/2008 from various WML subsidiaries in favor of PNC Bank, NA	8-K	001-11155	10.6	06/26/2008
10.44	Amended and Restated Security Agreement dated 6/26/2008 among WML and U.S. Bank NA	8-K	001-11155	10.7	06/26/2008
10.45	Amended and Restated Pledge Agreement dated 6/26/2008 among WCC, WML and U.S. Bank NA	8-K	001-11155	10.8	06/26/2008
10.46	Waiver and Consent	8-K	001-11155	10.1	10/09/2009
10.47	Waiver and Consent	8-K	001-11155	10.2	10/09/2009
10.48	Membership Interest Purchase Agreement among WRI, WRI Partners, Inc., Absaloka Coal, LLC and Feedstock Investments IV, LLC dated 10/16/2008	8-K	001-11155	10.1	10/21/2008
10.49	Form of Fixed Payment Note	8-K	001-11155	10.3	10/21/2008
10.50	Form of Contingent Payment Note	8-K	001-11155	10.4	10/21/2008
16.1	Letter of KPMG LLP dated March 16, 2009	8-K	001-11155	16.1	3/23/2009
21.1	Subsidiaries of WCC					X
23.1	Consent of Ernst & Young LLP					X
23.2	Consent of KPMG LLP					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X