Form 10-Q
period 2010-03-31
WESTMORELAND COAL Co
filed 2010-05-10
CIK 106455

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-11155

WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1128670 (I.R.S. Employer Identification No.)
2 North Cascade Avenue, 2nd Floor
Colorado Springs, CO (Address of principal executive offices)	80903 (Zip Code)

Registrant's telephone number, including area code: (719) 442-2600

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2010: 10,639,234 shares of common stock, $2.50 par value.

PART I—FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2010	December 31, 2009
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$17,760	$10,519
Receivables:
Trade	49,873	46,393
Contractual third-party reclamation receivables	8,314	7,257
Other	4,058	3,162

	62,245	56,812
Inventories	27,373	25,871
Reclamation deposits	4,664	—
Other current assets	6,980	6,047

Total current assets	119,022	99,249

Property, plant and equipment:
Land and mineral rights	83,694	83,694
Capitalized asset retirement cost	125,828	134,821
Plant and equipment	489,906	486,238

	699,428	704,753
Less accumulated depreciation, depletion and amortization	(259,037)	(248,569)

Net property, plant and equipment	440,391	456,184
Advanced coal royalties	2,954	3,056
Reclamation deposits, less current portion	69,087	73,067
Restricted investments and bond collateral	47,137	48,188
Contractual third-party reclamation receivables, less current portion	82,683	74,989
Deferred income taxes	2,459	2,341
Intangible assets, net of accumulated amortization of $7.4 million and $6.8 million at March 31, 2010, and December 31, 2009, respectively	8,264	8,781
Other assets	6,521	6,873

Total Assets	$778,518	$772,728

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Balance Sheets (Continued)

(Unaudited)

	March 31, 2010	December 31, 2009
	(In thousands)
Liabilities and Shareholders' Deficit
Current liabilities:
Current installments of long-term debt	$39,871	$41,089
Revolving lines of credit	17,700	16,400
Accounts payable and accrued expenses:
Trade	40,383	39,264
Production taxes	26,900	24,510
Workers' compensation	1,028	1,031
Postretirement medical benefits	14,501	14,501
SERP	306	306
Deferred revenue	10,862	8,760
Asset retirement obligations	16,675	15,513
Other current liabilities	13,389	12,851

Total current liabilities	181,615	174,225

Long-term debt, less current installments	191,651	197,206
Revolving lines of credit, less current installments	3,800	—
Workers' compensation, less current portion	10,140	10,188
Excess of pneumoconiosis benefit obligation over trust assets	1,133	786
Postretirement medical benefits, less current portion	175,133	175,722
Pension and SERP obligations, less current portion	25,122	26,827
Deferred revenue, less current portion	82,758	84,243
Asset retirement obligations, less current portion	228,826	229,102
Intangible liabilities, net of accumulated amortization $8.2 million at March 31, 2010, and $7.7 million at December 31, 2009, respectively	9,868	10,300
Other liabilities	11,250	5,928

Total liabilities	921,296	914,527

Shareholders' deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 160,129 shares at March 31, 2010, and December 31, 2009	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares;
Issued and outstanding 10,619,309 shares at March 31, 2010, and 10,345,927 shares at December 31, 2009	26,547	25,864
Other paid-in capital	93,854	91,432
Accumulated other comprehensive loss	(31,562)	(31,223)
Accumulated deficit	(229,070)	(226,215)

Total Westmoreland Coal Company shareholders' deficit	(140,071)	(139,982)
Noncontrolling interest	(2,707)	(1,817)

Total deficit	(142,778)	(141,799)

Total Liabilities and Shareholders' Deficit	$778,518	$772,728

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
Revenues	$126,439	$121,798
Cost, expenses and other:
Cost of sales	97,677	97,727
Depreciation, depletion and amortization	11,392	10,732
Selling and administrative	9,976	10,740
Heritage health benefit expenses	3,915	6,983
Loss on sales of assets	71	18
Other operating income	(1,906)	—

	121,125	126,200

Operating income (loss)	5,314	(4,402)
Other income (expense):
Interest expense	(5,723)	(5,836)
Interest income	410	887
Other income (loss)	(3,836)	3,607

	(9,149)	(1,342)

Loss before income taxes	(3,835)	(5,744)
Income tax benefit from operations	(90)	(455)

Net loss	(3,745)	(5,289)
Less net loss attributable to noncontrolling interest	(890)	—

Net loss attributable to the Parent company	(2,855)	(5,289)
Less preferred stock dividend requirements	340	340

Net loss applicable to common shareholders	$(3,195)	$(5,629)

Net loss per share applicable to common shareholders:
Basic and diluted	$(0.30)	$(0.59)
Weighted average number of common shares outstanding:
Basic and diluted	10,521	9,608
Net loss (from above)	$(3,745)	$(5,289)
Other comprehensive loss:
Amortization of accumulated actuarial losses and transition obligations, pension	(68)	652
Amortization of accumulated actuarial losses and transition obligations, postretirement medical benefits	228	1,799
Unrealized gain on available-for-sale securities	(499)	(1,005)

Comprehensive loss	$(4,084)	$(3,843)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statement of Shareholders' Deficit and Comprehensive Loss

Three Months Ended March 31, 2010

(Unaudited)

	Class A Convertible Exchangeable Preferred Stock	Common Stock	Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Total Shareholders' Equity (Deficit)
	(In thousands)
Balance at December 31, 2008 (160,129 preferred shares and 9,690,018 common shares outstanding)	$160	$24,223	$96,196	$(128,461)	$(209,716)	$—	$(217,598)
Cumulative effect of adoption of ASC 815-40	—	—	(9,847)	—	10,846	—	999
Common stock issued as compensation (255,909 shares, less 100,000 shares forfeited)	—	391	2,180	—	—	—	2,571
Contributions of Company stock to pension plan assets (500,000 shares)	—	1,250	2,903	—	—	—	4,153
Net loss	—	—	—	—	(27,345)	(1,817)	(29,162)
Tax effect of other comprehensive income gains	—	—	—	(17,062)	—	—	(17,062)
Adjustment to accumulated actuarial losses and transition obligations, pension	—	—	—	(1,459)	—	—	(1,459)
Amortization of accumulated actuarial losses and transition obligations, pension	—	—	—	1,845	—	—	1,845
Amortization of accumulated actuarial losses and transition obligations, postretirement medical benefits	—	—	—	7,079	—	—	7,079
Effect of pension plan freeze	—	—	—	10,670	—	—	10,670
Effect of postretirement medical benefit plan amendments	—	—	—	95,313	—	—	95,313
Unrealized loss on available-for-sale securities	—	—	—	852	—	—	852

Comprehensive income							68,076

Balance at December 31, 2009 (160,129 preferred shares and 10,345,927 common shares outstanding)	160	25,864	91,432	(31,223)	(226,215)	(1,817)	(141,799)

Common stock issued as compensation (120,882 shares)	—	302	1,061	—	—	—	1,363
Common stock options exercised (2,500 shares)	—	6	2	—	—	—	8
Contributions of Company stock to pension plan assets (150,000 shares)	—	375	1,359	—	—	—	1,734
Net loss	—	—	—	—	(2,855)	(890)	(3,745)
Amortization of accumulated actuarial losses and transition obligations, pension	—	—	—	(68)	—	—	(68)
Amortization of accumulated actuarial losses and transition obligations, postretirement medical benefits	—	—	—	228	—	—	228
Unrealized gain on available-for-sale securities	—	—	—	(499)	—	—	(499)

Balance at March 31, 2010 (160,129 preferred shares and 10,619,309 common shares outstanding)	$160	$26,547	$93,854	$(31,562)	$(229,070)	$(2,707)	$(142,778)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,745)	$(5,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for obsolete inventory	(415)	—
Depreciation, depletion and amortization	11,392	10,732
Accretion of asset retirement obligation and receivable	3,003	2,494
Non-cash tax benefits	—	(559)
Amortization of intangible assets and liabilities, net	85	88
Share-based compensation	1,363	272
Loss on sales of assets	71	18
Non-cash interest expense	388	355
Amortization of deferred financing costs	523	391
Loss (gain) on impairment and sales of investment securities	(659)	488
Loss (gain) on derivative instruments	4,515	(4,058)
Changes in operating assets and liabilities:
Receivables, net	(3,866)	8,932
Inventories	(1,087)	(2,005)
Excess of pneumoconiosis benefit obligation over trust assets	347	(16)
Accounts payable and accrued expenses	3,770	(5,044)
Deferred revenue	617	6,176
Accrual for workers' compensation	(51)	(124)
Asset retirement obligation	(1,875)	311
Accrual for postretirement medical benefits	(361)	2,632
Pension and SERP obligations	(39)	1,146
Other assets and liabilities	(680)	480

Net cash provided by operating activities	13,296	17,420

Cash flows from investing activities:
Additions to property, plant and equipment	(4,337)	(7,886)
Change in restricted investments and bond collateral and reclamation deposits	(592)	(2,428)
Net proceeds from sales of assets	379	23
Proceeds from the sale of investments	1,119	381
Receivable from customer for property and equipment purchases	(510)	(371)

Net cash used in investing activities	(3,941)	(10,281)

Cash flows from financing activities:
Change in book overdrafts	890	462
Repayments of long-term debt	(8,112)	(11,954)
Borrowings on revolving lines of credit	28,400	15,146
Repayments of revolving lines of credit	(23,300)	(7,000)
Exercise of stock options	8	—

Net cash used in financing activities	(2,114)	(3,346)

Net increase in cash and cash equivalents	7,241	3,793
Cash and cash equivalents, beginning of period	10,519	39,941

Cash and cash equivalents, end of period	$17,760	$43,734

Non-cash transactions:
Capital leases	$866	$1,564

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company, or the Company, and its subsidiaries and controlled entities. The Company's current principal activities, all conducted within the United States, are the production and sale of coal from its mines in Montana, North Dakota and Texas, and the ownership of the Roanoke Valley power plants, or ROVA, in North Carolina. The Company's activities are primarily conducted through wholly owned subsidiaries, which generally have obtained separate financing. All intercompany transactions and accounts have been eliminated in consolidation.

        The Company's Absaloka Mine is owned by its subsidiary, Westmoreland Resources, Inc., or WRI. The right to mine coal at the Absaloka Mine has been subleased to an affiliated entity whose operations the Company controls. The Beulah, Jewett, Rosebud, and Savage Mines are owned through the Company's subsidiary, Westmoreland Mining LLC, or WML.

        These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, or 2009 Form 10-K. The accounting principles followed by the Company are set forth in the Notes to the Company's consolidated financial statements in its 2009 Form 10-K. Most of the descriptions of the accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.

        The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management's estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of results to be expected for the year ending December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.

  Liquidity

        The Company has suffered recurring losses from operations, has violated a debt covenant, has a working capital deficit, and has a net capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company's ability to continue as a going concern.

        WML did not comply with its original leverage covenant requirements as of March 31, 2010; however, WML obtained a waiver for its anticipated March 31, 2010 violation during 2009. Pursuant to the terms of the waiver, WML had to meet certain conditions, including a revised leverage covenant. WML met the March 31, 2010 waiver covenant requirements and has classified WML's debt as long term. WRI was not in compliance with the amended net worth requirement contained in its Business Loan Agreement at April 30, 2010 and does not expect to meet this requirement for at least the next twelve months. The Company has therefore classified WRI's $11.4 million term debt as a current liability. WRI's non-compliance with this loan covenant triggers a cross default on the Company's convertible notes and, as a result, the Company has classified $11.7 million of its convertible note debt as a current liability. See Note 5 for additional information on covenant non-compliance.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. BASIS OF PRESENTATION (Continued)

        The Company is a holding company (the "Parent") and conducts its operations through subsidiaries, which generally have obtained separate financing. The Company has significant cash requirements to fund its ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the Parent are distributions from its principal operating subsidiaries. Both WML and ROVA have a credit agreement that contains covenants applicable to that subsidiary, some of which impose timing and other restrictions on the ability of such subsidiary to contribute funds to the Company in the form of dividends. Based on ROVA's debt service requirements, the Company does not anticipate a dividend from ROVA for the foreseeable future, as ROVA's operating cash will be used to fund its debt. The WRI agreement permits dividends to be paid by WRI to the Parent with fewer restrictions, allowing more flexibility in the timing and amount of dividends.

        The primary factors impacting the Company's liquidity include:

  •
  The Company's heritage health benefit obligations are funded by distributions from its operating subsidiaries. The Company's heritage health benefit costs consist of payments for various types of postretirement medical benefits. The Company significantly reduced its heritage health benefit obligations in 2009 through plan amendments and by entering into an agreement to modernize the method by which prescription drugs are provided to retirees.

  •
  Pension obligations are funded by both corporate and the Company's subsidiary operations. Funds contributed to the pension plans by the Company's subsidiaries reduce distributions available to the Parent. Although, one of the Company's pension plans was frozen in 2009, the Company is still required to make significant contributions to the plans. Under certain circumstances, the Company is able to make a portion of these contributions in the form of Company stock.

  •
  The Company's significant level of debt and related restrictions under current debt agreements limits the ability of its subsidiaries, WML and ROVA, to pay dividends to the Parent.

  •
  The Company anticipates that, as it permits additional areas for its mines during the remainder of 2010 to provide for on-going operations, its bonding requirements will increase significantly and the cash collateral requirements will increase as well.

        As a result of a decrease in the Company's heritage health benefit costs, ability to access funds from WRI's revolving line of credit and an increase in WRI's term debt, the Company anticipates that its cash from operations and available borrowing capacity will be sufficient to meet its cash requirements for the foreseeable future, although by a small margin. The Company's projections assume the following:

  •
  a significant increase in tons delivered and an increase in power segments profits in 2010 (following coal customer shutdowns in the second and third quarters of 2009 and an unanticipated shutdown at ROVA in the fourth quarter of 2009);

  •
  WRI's lender will not require prepayment or accelerate the repayment schedule of its term debt or revolving line of credit (as a result of a net worth covenant non-compliance); and

  •
  WRI's renewal of its revolving line of credit prior to its November 18, 2010 expiration.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1. BASIS OF PRESENTATION (Continued)

        The Company does not currently expect to rely on proceeds from sales of assets or securities or other capital-raising transactions in order to satisfy its liquidity needs during the remainder of 2010.

2. ACCOUNTING POLICIES

  Newly Adopted Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance which prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity, or VIE. The model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. This guidance requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance had no impact on the Company's financial position, results of operations, or the consolidation of its VIE entity.

        In January 2010, the FASB issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this guidance effective January 1, 2010. However, none of the specific additional disclosures were applicable at March 31, 2010.

3. INVENTORIES

        Inventories consisted of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Coal	$1,305	$1,158
Materials and supplies	26,653	25,713
Reserve for obsolete inventory	(585)	(1,000)

Total	$27,373	$25,871

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. RESTRICTED INVESTMENTS AND BOND COLLATERAL

        The Company's restricted investments and bond collateral consists of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Coal Segment:
Westmoreland Mining—debt reserve account	$5,064	$5,064
Reclamation bond collateral:
Rosebud Mine	12,464	12,462
Absaloka Mine	9,111	9,228
Jewett Mine	1,752	1,502
Beulah Mine	1,270	1,270
Power Segment:
Debt protection account	6,148	8,104
Ash reserve account	601	600
Repairs and maintenance account	267	—
Corporate Segment:
Workers' compensation bonds	6,195	6,118
Postretirement medical benefit bonds	4,265	3,840

Total restricted investments and bond collateral	$47,137	$48,188

        For all of its restricted investments and bond collateral accounts, the Company can select investment options for the funds and receives the investment returns on these investments. Funds in the restricted investment and bond collateral accounts are not available to meet the Company's cash needs.

        These accounts include held-to-maturity and available-for-sale securities. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts calculated on the effective interest method. Interest income is recognized when earned. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss.

        The Company's carrying value and estimated fair value of its restricted investments and bond collateral at March 31, 2010, are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$34,165	$34,165
Time deposits	7,016	7,016
Held-to-maturity securities	3,139	3,442
Available-for-sale securities	2,817	2,817

	$47,137	$47,440

        The Company recorded a $0.1 million gain during the first quarter of 2010 on the sale of available-for-sale securities held as restricted investments and bond collateral.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. RESTRICTED INVESTMENTS AND BOND COLLATERAL (Continued)

  Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral

        The amortized cost, gross unrealized holding gains and fair value of held-to-maturity securities at March 31, 2010, is as follows (in thousands):

Amortized cost	$3,139
Gross unrealized holding gains	303

Fair value	$3,442

        Maturities of held-to-maturity securities are as follows at March 31, 2010:

	Amortized Cost	Fair Value
	(In thousands)
Due in five years or less	$628	$692
Due after five years to ten years	731	787
Due in more than ten years	1,780	1,963

	$3,139	$3,442

        The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at March 31, 2010, is as follows (in thousands):

Cost basis	$2,566
Gross unrealized holding gains	251

Fair value	$2,817

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. LINES OF CREDIT AND LONG-TERM DEBT

        The amounts outstanding under the Company's lines of credit and long-term debt consist of the following:

	Total Debt Outstanding
	March 31, 2010	December 31, 2009
	(In thousands)
Westmoreland Mining:
Revolving line of credit	$—	$—
Term debt	125,000	125,000
Capital lease obligations	22,572	22,360
Other term debt	528	1,463
Westmoreland Resources, Inc.:
Revolving line of credit	17,700	16,400
Term debt	11,400	12,000
Capital lease obligations	9,346	9,864
ROVA:
Revolving line of credit	3,800	—
Term debt	50,170	55,575
Debt premiums	758	880
Corporate:
Convertible notes	17,646	17,258
Debt discount	(5,898)	(6,105)

Total debt outstanding	253,022	254,695
Less current portion	(57,571)	(57,489)

Total debt outstanding, less current portion	$195,451	$197,206

        The following table presents aggregate contractual debt maturities of all long-term debt and the lines of credit at March 31, 2010 (in thousands):

Remainder of 2010	$29,775
2011	25,013
2012	32,332
2013	54,000
2014	33,936
Thereafter	83,106

Total	258,162
Less: debt discount	(5,140)

Total debt	$253,022

  Westmoreland Mining LLC

        In the three months ended March 31, 2010, WML repaid $1.6 million of its capital lease and other term debt. WML entered into capital lease agreements in the amount of $0.9 million for the three

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. LINES OF CREDIT AND LONG-TERM DEBT (Continued)

months ended March 31, 2010. The weighted average interest rate for WML's capital leases and other term debt was 7.58% and 6.37% at March 31, 2010, respectively.

        The available balance on the $25.0 million revolving line of credit at March 31, 2010, was $23.1 million. The revolving line of credit supports a $1.9 million letter of credit which reduces the available balance.

        WML's lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants. As a result of customer outages in 2009, WML did not comply with its original leverage ratio covenant as of March 31, 2010. In 2009, WML received waivers for the anticipated March 31, 2010 non-compliance provided WML met certain conditions, including a revised leverage ratio covenant. WML met the March 31, 2010 waiver covenant requirements and believes it will meet all waiver covenant requirements for at least the next twelve months and, therefore, has classified its debt as long term.

  Westmoreland Resources, Inc.

        In the three months ended March 31, 2010, WRI repaid $1.1 million of its outstanding term debt and capital lease obligations. WRI did not enter into any capital lease agreements during the three months ended March 31, 2010. The weighted average interest rate for WRI's capital leases was 7.59% at March 31, 2010. Interest on WRI's term debt and its revolving line of credit was 7.0% and 6.0% at March 31, 2010, respectively.

        The balance outstanding on WRI's $20.0 million revolving line of credit at March 31, 2010 was $17.7 million. At March 31, 2010, the WRI revolving line of credit had unused borrowings of $2.3 million. The maturity date for this revolving line of credit is November 18, 2010.

        WRI's Business Loan Agreement requires it to comply with numerous covenants and minimum financial ratio requirements primarily related to debt coverage, tangible net worth, capital expenditures, and its operations. Primarily as a result of unfavorable market conditions driving decreases in tonnages sold, WRI was not in compliance with the amended net worth requirement contained in its Business Loan Agreement at April 30, 2010. As a result of the non-compliance, WRI's lender increased the interest rate 1% on both the revolving line of credit and term debt. The Company believes it will not be able to meet the covenant requirement for at least the next twelve months and therefore has classified WRI's term debt of $11.4 million as a current liability. The Company expects to meet all covenant requirements contained in the Business Loan Agreement during 2010, with the exception of the net worth requirement.

  ROVA

        In the three months ended March 31, 2010, ROVA repaid $5.4 million of its outstanding fixed rate term debt. The weighted average interest rate on the fixed rate term debt was 9.97% at March 31, 2010.

        ROVA's $6.0 million revolving line of credit had an outstanding balance of $3.8 million and unused borrowings of $2.2 million at March 31, 2010. Interest on the revolving loan is payable quarterly at the three-month LIBOR rate plus 1.375% (1.63% per annum at March 31, 2010).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. LINES OF CREDIT AND LONG-TERM DEBT (Continued)

        The fixed rate term debt and the revolving line of credit are secured by a pledge of the quarterly cash distributions from ROVA. ROVA is required to comply with numerous loan covenants primarily related to interest and fixed charge coverage and its operations. As of March 31, 2010, ROVA was in compliance with such covenants.

  Convertible Debt

        The Company paid interest in kind on its 9% senior secured convertible notes through the issuance of $0.4 million of additional notes during the three months ended March 31, 2010. This resulted in an additional 38,831 shares of common stock being issuable on conversion of the convertible notes at a conversion price of $10.00 per share, bringing the total to 1,764,640 shares at March 31, 2010.

        The note purchase agreement contains affirmative and negative covenants. The notes may be declared immediately due and payable upon the occurrence of certain events of default, and the notes are immediately due and payable without declaration upon the occurrence of other events of default. As discussed above, WRI's non-compliance with loan covenants triggers a cross default on the Company's convertible notes and it has therefore classified $11.7 million of its convertible notes as a current liability.

6. PENSION AND POSTRETIREMENT MEDICAL BENEFITS

  Pension

        The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements. The Company froze one of its pension plans in 2009.

        The Company incurred net periodic benefit costs of providing pension benefits as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$196	$673
Interest cost	1,606	1,279
Expected return on plan assets	(1,299)	(822)
Amortization of deferred items	228	652

Total net periodic benefit cost	$731	$1,782

        As part of the WML refinancing, the Company is required by loan covenants to ensure that by September 15th of each year, the value of its pension assets are at least 90% of each of the plan's year end actuarially determined pension liability.

        The Company contributed $0.4 million in cash and $1.7 million in Company stock to its retirement plans in the three months ended March 31, 2010. The Company expects to make approximately $8.7 million of pension plan contributions during the remainder of 2010 in order to meet its

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. PENSION AND POSTRETIREMENT MEDICAL BENEFITS (Continued)

September 15th funding requirement. A significant portion of these contributions is expected to be made in the form of Company stock.

  Postretirement Medical Benefits

        The Company provides postretirement medical benefits to retired employees and their dependents, mandated by the Coal Industry Retiree Health Benefit Act of 1992 and pursuant to collective bargaining agreements. The Company also provides these benefits to qualified full-time employees pursuant to collective bargaining agreements.

        The Company incurred net periodic benefit costs of providing postretirement medical benefits as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$141	$224
Interest cost	2,752	4,186
Amortization of deferred items	(68)	1,799

Total net periodic benefit cost	$2,825	$6,209

        The following table shows the net periodic medical benefit costs that relate to current operations and former mining operations:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Former mining operations	$2,518	$5,645
Current operations	307	564

Total net periodic benefit cost	$2,825	$6,209

        The costs for the former mining operations are included in Heritage health benefit expenses and the costs for current operations are included as operating expenses.

        The Company expects to pay approximately $9.3 million for postretirement medical benefits during the remainder of 2010, net of Medicare Part D reimbursements. A total of $4.1 million was paid in the three months ended March 31, 2010, net of Medicare Part D reimbursements.

        On March 23, 2010, the Patient Protection and Affordable Care Act, or PPACA, was signed into law, potentially impacting the Company's costs to provide healthcare benefits to its retired employees. The PPACA has both short-term and long-term implications on healthcare benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6. PENSION AND POSTRETIREMENT MEDICAL BENEFITS (Continued)

        Plan standard changes that could affect the Company in the short term include raising the maximum age for covered dependents to receive benefits, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual, among other standard requirements. Plan standard changes that could affect us in the long term include a tax on "high cost" plans (excise tax) and the elimination of annual dollar limits per covered individual, among other standard requirements.

        The Company is currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on its employee healthcare plans and the resulting costs. Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. The Company anticipates that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. Until these regulations or interpretations are published, the Company is unable to reasonably estimate the impact of the excise tax on the Company's future healthcare costs or postretirement medical benefit obligation. Accordingly, as of March 31, 2010, the Company has not made any changes to its assumptions used to determine its postretirement medical benefit obligation. The Company will continue to evaluate the impact of the PPACA in future periods as additional information and guidance becomes available.

  Pneumoconiosis (Black Lung) Benefits

        The PPACA also amended previous legislation related to black lung, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The Company is currently evaluating the impact of these changes on its current population of beneficiaries and claimants and the effect on potential future claims. As of March 31, 2010, the Company was not able to estimate the impact of this legislation on its obligations due to the lack of claims experience under the new legislation. The Company will continue to evaluate the impact of the PPACA in future periods as additional information and guidance becomes available.

7. HERITAGE HEALTH BENEFIT EXPENSES

        The caption Heritage health benefit expenses used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Health care benefits	$2,676	$6,055
Combined benefit fund payments	756	802
Workers' compensation benefits	136	141
Black lung benefits (credit)	347	(15)

Total	$3,915	$6,983

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. HERITAGE HEALTH BENEFIT EXPENSES (Continued)

        The decrease in heritage health benefit expenses was primarily due to the agreement the Company entered into to modernize the method by which prescription drugs are provided to retirees and the elimination of postretirement medical benefits for non-represented employees.

8. ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLES, AND RECLAMATION DEPOSITS

        The asset retirement obligations, contractual third-party reclamation receivables, and reclamation deposits for each of the Company's mines and ROVA at March 31, 2010, are summarized below:

	Asset Retirement Obligations	Contractual Third- Party Reclamation Receivables	Reclamation Deposits
	(In thousands)
Rosebud	$121,621	$21,839	$73,751
Jewett	68,850	68,850	—
Absaloka	33,000	308	—
Beulah	18,845	—	—
Savage	2,508	—	—
ROVA	677	—	—

Total	$245,501	$90,997	$73,751

  Asset Retirement Obligations

        Changes in the Company's asset retirement obligations were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Asset retirement obligations, beginning of period	$244,615	$222,708
Accretion	4,792	4,358
Liabilities settled	(3,906)	(1,384)

Asset retirement obligations, end of period	245,501	225,682
Less current portion	(16,675)	(17,136)

Asset retirement obligations, less current portion	$228,826	$208,546

  Contractual Third-Party Reclamation Receivables

        The Company has recognized an asset of $91.0 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures at the Company's Rosebud, Jewett and Absaloka Mines.

        During the first quarter of 2010, the Company increased its Contractual third-party reclamation receivables by $9.0 million due to a customer reclamation claim settlement. A corresponding decrease was recorded to Capitalized asset retirement cost.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLES, AND RECLAMATION DEPOSITS (Continued)

  Reclamation Deposits

        The Company's reclamation deposits will be used to fund final reclamation activities. The Company's carrying value and estimated fair value of its reclamation deposits at March 31, 2010, are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$36,109	$36,109
Held-to-maturity securities	19,797	21,257
Time deposits	15,629	15,629
Available-for-sale securities	2,216	2,216

	$73,751	$75,211

        The Company recorded a $0.6 million gain during the first quarter 2010 on the sale of available-for-sale securities held as reclamation deposits.

  Held-to-maturity and Available-for-sale Reclamation Deposits

        The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at March 31, 2010, are as follows (in thousands):

Amortized cost	$19,797
Gross unrealized holding gains	1,482
Gross unrealized holding losses	(22)

Fair value	$21,257

        Maturities of held-to-maturity securities at March 31, 2010, are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$377	$377
Due in five years or less	2,394	2,524
Due after five years to ten years	5,753	6,079
Due in more than ten years	11,273	12,277

	$19,797	$21,257

        The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at March 31, 2010, are as follows (in thousands):

Cost basis	$2,000
Gross unrealized holding gains	216

Fair value	$2,216

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9. DERIVATIVE INSTRUMENTS

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

        A Binomial Lattice model was used to obtain the fair value of the conversion feature in the Company's convertible debt instrument using the following assumptions at March 31, 2010:

Stock Price	Bond Yield
$12.62	6.86%

        A Black-Scholes option-pricing model was used to obtain the fair value of the Company's warrant using the following assumptions at March 31, 2010:

Number of Shares included in Warrant	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)
173,410	None	44%	0.24%	Less than 1

        The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying Consolidated Balance Sheet were as follows (in thousands):

Derivative Instruments	Balance Sheet Location	March 31, 2010	December 31, 2009
Convertible debt—conversion feature	Other liabilities	$4,623	$—
Warrant	Other liabilities	24	30

        The effect of derivative instruments not designated as hedging instruments on the accompanying Consolidated Statements of Operations was as follows (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location
Derivative Instruments		2010	2009
Convertible debt—conversion feature	Other income (loss)	$(4,521)	$3,841
Warrant	Other income (loss)	6	217

        The $4.6 million increase in the value of the conversion feature was primarily due to the increased price of the Company's common stock in the first quarter of 2010.

10. FAIR VALUE MEASUREMENTS

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Notes 4, 8 and 9 for additional disclosures related to fair value measurements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. FAIR VALUE MEASUREMENTS (Continued)

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

  •
  Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        The table below sets forth, by level, the Company's financial assets and liabilities that are accounted for at fair value:

	Fair Value at March 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$2,817	$—	$—	$2,817
Available-for-sale investments included in Reclamation deposits	2,216	—	—	2,216

Total assets	$5,033	$—	$—	$5,033

Liabilities:
Convertible debt—conversion feature	$—	$—	$4,623	$4,623
Warrant	—	—	24	24

Total liabilities	$—	$—	$4,647	$4,647

        The following table summarizes the change in the fair values of the derivative instrument liabilities categorized as Level 3:

Three Months Ended March 31, 2010
(In thousands)
Beginning balance	$30
Additional debt discount	102
Change in fair value	4,515

Ending balance	$4,647

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10. FAIR VALUE MEASUREMENTS (Continued)

        The Company calculates the fair value of its debt by using discount rate estimates based on interest rates as of March 31, 2010. The estimated fair values of the Company's debt with fixed interest rates, excluding conversion feature values, are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2009	$192,608	$201,352
March 31, 2010	$191,477	$200,958

11. SHAREHOLDERS' EQUITY

  Preferred Stock

        The Company has outstanding Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. The quarterly dividends, which are accumulated through and including April 1, 2010, amount to $18.9 million in the aggregate ($118.15 per preferred share or $29.54 per Depositary Share). Under the terms of the Series A Preferred Stock, the Company can redeem preferred shares at any time for the redemption value of $25.00 plus accumulated dividends paid in cash (a total of $22.9 million); however, the Company's convertible note purchase agreement prohibits the Company from paying dividends on or redeeming preferred or common stock so long as the convertible notes are outstanding.

  Restricted Net Assets

        At March 31, 2010, the subsidiaries of the Parent had approximately $103.8 million of net assets that were not available to be transferred to the Parent in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

12. RESTRICTED STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (SARs)

        The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Recognition of fair value of restricted stock , stock options, and stock appreciation rights over vesting period	$225	$(158)
Contributions of stock to the Company's 401(k) plan	1,138	430

Total share-based compensation expense	$1,363	$272

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. RESTRICTED STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (SARs) (Continued)

  Restricted Stock

        A summary of restricted stock award activity for the three months ended March 31, 2010, is as follows:

	Common Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense
Non-vested at December 31, 2009	96,558	$8.36	$
Non-vested at March 31, 2010	96,558	$8.36		$592,139	(1)

(1)
Expected to be recognized over the next three years.

  Stock Options

        Information with respect to stock option activity for the three months ended March 31, 2010, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Unamortized Compensation Expense
Outstanding at December 31, 2009	354,224	$18.73
Exercised	(2,500)	$3.38		19,888
Expired or forfeited	(500)	$21.40
Outstanding at March 31, 2010	351,224	$18.83	5.2	$38,413

Options exercisable at March 31, 2010	252,385	$17.83	4.0	$38,413	$733,577	(1)

(1)
Expected to be recognized over the next two years.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12. RESTRICTED STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (SARs) (Continued)

  Stock Appreciation Rights

        Information with respect to stock appreciation rights, or SARs, activity for the three months ended March 31, 2010, is as follows:

	SARs	Weighted Average Base Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Unamortized Compensation Expense
Outstanding at December 31, 2009	155,334	$21.91
Outstanding at March 31, 2010	155,334	$21.91	5.3	$—

SARs exercisable at March 31, 2010	152,247	$21.85	5.3	$—	$7,678	(1)

(1)
Expected to be recognized over the next two months.

13. EARNINGS PER SHARE

        Basic earnings (loss) per share have been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock appreciation rights, restricted stock and warrants. No such items were included in the computation of diluted loss per share in the three months ended March 31, 2010 or 2009, because the Company incurred a loss from operations in each of these periods and the effect of inclusion would have been anti-dilutive.

        The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Convertible debt shares	1,765	1,614
Restricted stock, stock options, SARs, and warrant shares	776	746

Total shares excluded from diluted shares calculation	2,541	2,360

14. INCOME TAX

        The PPACA reduces the tax benefits available to an employer that receives the Medicare Part D subsidy beginning in years ending after December 31, 2010. As a result of the PPACA, employers that receive the Medicare Part D subsidy will recognize the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage in the period the PPACA was enacted. On March 30,

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. INCOME TAX (Continued)

2010, a companion bill, the Reconciliation Act, was signed into law. The Reconciliation Act reduces the effect of the PPACA on affected employers by deferring for two years (until years ending after December 31, 2012) the reduced deductibility of the postretirement prescription drug coverage. Accounting for income taxes requires that the effect of adjusting the deferred tax asset for the elimination of this deduction be included in income from continuing operations. However, entities that have a full valuation allowance for this deferred tax asset would recognize a related decrease in the valuation allowance. As the Company has a full valuation allowance against its related deferred tax asset, this change in tax law regarding the Medicare Part D subsidy will not have an effect on the Company's income from continuing operations. The effect of this change in tax law is a reduction of $7.2 million of the Company's deferred tax assets with a corresponding decrease in its valuation allowance. In addition, this change in the tax deduction does not affect the pre-tax expense or corresponding liability for postretirement prescription drug benefits.

        For the three months ended March 31, 2009, the Company recorded a tax benefit of $0.6 million due to a non-cash income tax benefit related to gains recorded within other comprehensive income during the first quarter of 2009. Generally accepted accounting principles, or GAAP, require all items be considered, including items recorded in other comprehensive income, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, the Company recorded a tax benefit on its loss from continuing operations, which was exactly offset by income tax expense on other comprehensive income.

15. BUSINESS SEGMENT INFORMATION

        Segment information is based on a management approach, which requires segmentation based upon the Company's internal organization and reporting of revenue and operating income.

        The Company's operations are classified into four segments: coal, power, heritage and corporate. Certain reclassifications of 2009 segment information have been made to conform to the 2010 presentation.

        Summarized financial information by segment is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended March 31, 2010
Revenues	$103,550	$22,889	$—	$—	$126,439
Depreciation, depletion, and amortization	8,757	2,536	—	99	11,392
Operating income (loss)	7,352	4,172	(4,255)	(1,955)	5,314
Total assets	538,886	220,127	11,247	8,258	778,518
Capital expenditures	3,829	68	—	440	4,337
Three Months Ended March 31, 2009
Revenues	$99,953	$21,845	$—	$—	$121,798
Depreciation, depletion, and amortization	8,190	2,450	—	92	10,732
Operating income (loss)	2,321	2,981	(7,825)	(1,879)	(4,402)
Total assets	555,609	239,127	6,463	10,696	811,895
Capital expenditures	7,603	273	—	10	7,886

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. BUSINESS SEGMENT INFORMATION (Continued)

        A reconciliation of segment income (loss) from operations to loss before income taxes follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Income (loss) from operations	$5,314	$(4,402)
Interest expense	(5,723)	(5,836)
Interest income	410	887
Other income (loss)	(3,836)	3,607

Loss before income taxes	$(3,835)	$(5,744)

16. CONTINGENCIES

  McGreevey Litigation

        In 2002, the Company was served by former stockholders of Montana Power in the U.S. District Court in Billings, Montana in a case styled McGreevey et al. v. Montana Power Company et al. The plaintiff stockholders are seeking, among other things, to rescind the sale by Entech, a subsidiary of Montana Power, of its coal business to the Company and to compel the Company to hold the related coal business in trust for the stockholders. The plaintiffs contend that they were entitled to approve the sale by Entech to the Company even though they were not direct stockholders of Entech. On April 20, 2006, a Memorandum and Order was entered by the court staying the case while it awaited a decision from the Delaware Bankruptcy Court in the Entech bankruptcy case on two key issues. Although the stay remains in place, the Delaware bankruptcy court ruled that the claims the plaintiffs asserted against the officers and directors of Touch America belong to the Touch America trustees and not the Montana Power stockholders. The Montana court, aware of this ruling, arranged a mediated settlement conference to attempt to revive, in some form, the tentative settlement reached over two years ago. An agreement has been reached by the various parties in the litigation that resolve and settle all pending issues. The settlement agreements release the Company without any liability or financial contribution. A hearing has been set for May 20, 2010 at which the Company expects the court to approve the settlement agreement, resulting in a dismissal of the case.

  Customer Reclamation Claims

        Western Energy Company, or WECO, received a claim dated October 16, 2008, from the six Colstrip Unit 3&4 buyers seeking a refund of approximately $9.9 million for alleged inappropriate charges. In subsequent claim revisions, the customers increased the refund claim to $21.0 million. The buyers assert that they were charged for base reclamation work in Area C of the Rosebud Mine when those charges were actually for final reclamation, which would be WECO's responsibility under the terms of the coal supply agreement. The refund sought by the buyers includes alleged overpayments for final reclamation work plus taxes, royalties and interest on that overpayment.

        At December 31, 2009, the Company recorded $6.5 million to Other current liabilities and reduced Revenues by the same amount for this claim. In addition, Cost of sales was reduced by $1.7 million and a corresponding $1.7 million recorded in Other current assets for prepaid production taxes and royalties.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. CONTINGENCIES (Continued)

        On March 30, 2010, the Company reached a settlement with the Colstrip Unit 3&4 buyers, which reflected the amounts recorded in the Company's financial statements at December 31, 2009. A $4.7 million payment was made in April 2010 related to this settlement.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains "forward-looking statements." Forward-looking statements can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects" and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our expected increase in tons of coal to be delivered, an expected decrease in heritage health benefit expenses, cash payments and administrative costs, anticipated compliance with debt covenants and waiver agreement requirements, an expected decrease in pension expenses due to the pension freeze, an expected increase in our restricted investments and bond collateral, court approval of the McGreevy litigation settlement agreement and our expectation that our cash from operations and available borrowing capacity will be sufficient to meet our working capital and bonding requirements, planned capital expenditures and debt payments for the foreseeable future.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include political, economic, business, competitive, market, weather and regulatory conditions and the following:

  •
  changes in our postretirement medical benefit, pension and black lung obligations and the impact of the recently enacted health care legislation;

  •
  inability to expand or continue current coal operations due to limitations in obtaining bonding capacity for new mining permits;

  •
  our ability to maintain compliance with debt covenant and waiver agreement requirements; or in cases of non-compliance with our debt covenants, that our lenders will not accelerate payment schedules and our ability to obtain waivers, if necessary;

  •
  the inability of our subsidiaries to pay dividends to us due to restrictions in our debt arrangements or reductions in planned coal deliveries;

  •
  the structure of ROVA's contracts with its lenders, coal suppliers and the power purchaser, which could dramatically affect the overall profitability of ROVA;

  •
  the effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;

  •
  future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases; and

  •
  the other factors that are described in "Risk Factors" herein and under Part II, Item 1A and under Part I, Item 1A of the 2009 Form 10-K.

        Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it was made. Factors or events that could cause our actual results to differ may emerge from time-to-time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Overview

        Westmoreland Coal Company is an energy company whose operations include five surface coal mines in Montana, North Dakota and Texas and two coal-fired power-generating units with a total capacity of 230 megawatts in North Carolina. We sold 24.3 million tons of coal in 2009. Our two principal operating segments are our coal segment and our power segment, in addition to two non-operating segments.

        We are a holding company and conduct our operations through subsidiaries, which generally have obtained separate financing. We have significant cash requirements to fund our ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to us are distributions from our principal operating subsidiaries. Both WML and ROVA have a credit agreement that contains covenants applicable to that subsidiary, some of which restrict the ability of such subsidiary to contribute funds to us in the form of dividends. The WRI agreement permits dividends to be paid by WRI to us with fewer restrictions, allowing more flexibility in the timing and amounts of dividends.

        In March 2010, the Patient Protection and Affordable Care Act, or PPACA was enacted, potentially impacting our costs to provide healthcare benefits to our active and retired employees and benefits related to black lung. The PPACA has both short-term and long-term implications on healthcare benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.

        Plan standard changes that could affect us in the short term include raising the maximum age for covered dependents to receive benefits, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual, among other standard requirements. Plan standard changes that could affect us in the long term include a tax on "high cost" plans (excise tax) and the elimination of annual dollar limits per covered individual, among other standard requirements.

        We are currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on our employee healthcare plans and the resulting costs. Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. Until these regulations or interpretations are published, we are unable to reasonably estimate the impact of the excise tax on our future healthcare costs or postretirement medical benefit obligation. Accordingly, as of March 31, 2010, we have not made any changes to our assumptions used to determine our postretirement medical benefit obligation.

        The PPACA reduces the tax benefits available to an employer that receives the Medicare Part D subsidy beginning in years ending after December 31, 2010. As a result of the PPACA, employers that receive the Medicare Part D subsidy will recognize the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage in the period the PPACA was enacted. Also in March 2010, a companion bill, the Reconciliation Act, was signed into law. The Reconciliation Act reduces the effect of the PPACA on affected employers by deferring for two years (until years ending after December 31, 2012) the reduced deductibility of the postretirement prescription drug coverage. Accounting for income taxes requires that the effect of adjusting the deferred tax asset for the elimination of this deduction be included in income from continuing operations. However, entities that

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

have a full valuation allowance for this deferred tax asset would recognize a related decrease in the valuation allowance. As we have a full valuation allowance against the related deferred tax asset, this change in tax law regarding the Medicare Part D subsidy will not have an effect on our income from continuing operations. In addition, this change in the tax deduction does not affect the pre-tax expense or corresponding liability for postretirement prescription drug benefits.

        The PPACA also amended previous legislation related to black lung, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. We are currently evaluating the impact of these changes on our current population of beneficiaries and claimants and the effect on potential future claims. As of March 31, 2010, we were not able to estimate the impact of this legislation on our obligations due to the lack of claims experience under the new legislation.

        We will continue to evaluate the impact of the PPACA in future periods as additional information and guidance becomes available.

RESULTS OF OPERATIONS

Items that Affect Comparability of Our Results

        For the three months ended March 31, 2010 and 2009, our results have included items that do not relate directly to ongoing operations. The income (expense) components of these items were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Fair value adjustment on derivatives and related amortization of debt discount (pre-tax)	$(4,824)	$3,823

Tax effect of other comprehensive income gains	$—	$559

  Items recorded in the three months ended March 31, 2010

  •
  We recorded an expense of $4.5 million resulting from the mark-to-market accounting of the conversion feature in our convertible notes with $0.3 million of interest expense of a related debt discount.

  Items recorded in the three months ended March 31, 2009

  •
  We recorded income of $4.0 million resulting from the mark-to-market accounting of the conversion feature in our convertible notes and a decrease in the value of our warrant offset with $0.2 million of interest expense of a related debt discount.

  •
  We recorded an income tax benefit of $0.6 million related to a tax effect of other comprehensive income gains.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

  Summary

        Our first quarter 2010 revenues increased to $126.4 million compared with $121.8 million in the first quarter of 2009. This increase was primarily driven by a $3.6 million increase in our coal segment revenues largely due to price increases under existing coal supply agreements and the start of new agreements; including the new cost-plus contract with our Rosebud Mine's Unit 1&2 buyers. In addition, our power segment revenues increased $1.0 million related to an increase in megawatt hours sold.

        Our first quarter 2010 net loss applicable to common shareholders decreased to $3.2 million compared with a $5.6 million loss in the first quarter of 2009. Excluding the $4.8 million of first quarter 2010 expense and the $4.4 million of first quarter 2009 income discussed in Items that Affect Comparability of Our Results, our net loss decreased by $11.6 million. The primary factors, in aggregate, driving this decrease in net loss were:

  •
  A $5.0 million increase in our coal segment operating income. This increase was primarily driven by the price increases and new agreements described above and income from our Indian Coal Tax Credit monetization transaction;

  •
  A $3.7 million decrease in heritage costs primarily due to the agreement we entered into to modernize the method by which prescription drugs are provided to our retirees and the elimination of postretirement medical benefits for our non-represented employees. In addition, our selling and administrative costs decreased due to significant expenses incurred in the first quarter of 2009 related to our heritage cost containment efforts. These decreases were offset with an unfavorable change in the valuation of our Black Lung liabilities due to changes in discount rates;

  •
  A $1.2 million increase in our power segment operating income resulting primarily from increased megawatt hours sold and decreased maintenance expenses as a result of a planned outage which occurred in the first quarter of 2009;

  •
  A $0.9 million favorable noncontrolling interest adjustment driven by losses from a partially owned consolidated subsidiary; and

  •
  A $0.8 million increase in other income primarily due to gains on sales of securities during the first quarter of 2010.

  Coal Segment

        The following table shows comparative coal revenues, operating income and sales volume and percentage changes between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Revenues	$103,550	$99,953	$3,597	3.6%
Operating income	7,352	2,321	5,031	216.8%
Tons sold—millions of equivalent tons	6.3	6.7	(0.4)	(6.0)%

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        Our first quarter 2010 coal revenues increased to $103.6 million, compared with $100.0 million in the first quarter of 2009. Despite a slight decrease in tons sold; our coal revenues still increased primarily due to price increases under existing coal supply agreements and the start of new agreements, including the new cost-plus contract with our Rosebud Mine's Unit 1&2 buyers.

        Our coal segment's operating income was $7.4 million in the first quarter of 2010 compared to operating income of $2.3 million in the first quarter of 2009. This $5.0 million increase was primarily due to the price increases and new agreements described above and from $1.1 million of first quarter 2010 earnings recognized from our Indian Coal Production Tax Credit monetization transaction.

  Power Segment

        The following table shows comparative power revenues, operating income, production and percentage changes between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Revenues	$22,889	$21,845	$1,044	4.8%
Operating income	4,172	2,981	1,191	40.0%
Megawatts hours—thousands	435	397	38	9.6%

        Our first quarter 2010 power segment revenues increased to $22.9 million compared to $21.8 million in the first quarter 2009. This increase is primarily from increased megawatt hours sold as a result of a planned outage occurring in the first quarter of 2009. A comparable outage will occur during the second quarter of 2010.

        Our power segment's operating income increased to $4.2 million in the first quarter of 2010 compared to $3.0 million in the first quarter of 2009. This $1.2 million increase was primarily from increased megawatt hours sold and decreased maintenance expenses as a result of the first quarter of 2009 planned outage.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

  Heritage Segment

        The following table shows comparative detail of the heritage segment's operating expenses and percentage changes between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Health care benefits	$2,676	$6,055	$(3,379)	(55.8)%
Combined benefit fund payments	756	802	(46)	(5.7)%
Workers' compensation benefits	136	141	(5)	(3.5)%
Black lung benefits (credits)	347	(15)	362	2,413.3%

Total heritage health benefit expenses	3,915	6,983	(3,068)	(43.9)%
Selling and administrative costs	340	842	(502)	(59.6)%
Interest income (expense), net	48	25	23	92.0%
Other income	97	—	97	—%

Heritage segment operating loss	$4,110	$7,800	$(3,690)	(47.3)%

        Our first quarter 2010 heritage operating expenses were $4.1 million compared to $7.8 million in the first quarter of 2009. This decrease of $3.7 million was primarily due to the agreement we entered into to modernize the method by which prescription drugs are provided to our retirees and the elimination of postretirement medical benefits for our non-represented employees. In addition our selling and administrative costs decreased due to significant expenses in the first quarter of 2009 related to our heritage cost containment efforts. These decreases were offset with an unfavorable change in the valuation of our Black Lung liabilities due to changes in discount rates.

  Corporate Segment

        Our corporate segment's operating expenses of $1.9 million in the first quarter of 2010 remained virtually unchanged from the first quarter of 2009.

  Other income (expense) and income tax benefit

        Our other expense for the first quarter of 2010 increased to $9.1 million compared with $1.3 million of expense for the first quarter of 2009. Excluding the $8.6 million impact of the fair value adjustment on derivative and related amortization of debt discount discussed in Items that Affect Comparability of Our Results, our other expense decreased $0.8 million. This decrease was primarily due to gains on sales of securities during the first quarter of 2010.

        Our first quarter 2010 income tax benefit was $0.1 million compared with $0.5 million in the first quarter of 2009. Excluding the $0.6 million tax effect of other comprehensive income gains discussed in Items that Affect Comparability of our Results, our income tax benefit remained virtually unchanged.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

  Liquidity and Capital Resources

        We have suffered recurring losses from operations, have violated a debt covenant, have a working capital deficit, and have a net capital deficiency. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.

        WRI did not comply with its amended net worth requirement contained in its Business Loan Agreement at April 30, 2010 and does not expect to meet this requirement for at least the next twelve months. We have therefore classified WRI's $11.4 million term debt as a current liability. WRI's non-compliance with loan covenants triggers a cross default on our convertible notes and as a result, we have classified $11.7 million of our convertible note debt as a current liability.

        As a result of a decrease in our heritage health benefit costs, our ability to access funds from WRI's revolving line of credit and an increase in WRI's term debt; we anticipate that our cash from operations and available borrowing capacity will be sufficient to meet our cash requirements for the foreseeable future, although by a small margin. Our projections assume the following:

  •
  a significant increase in tons delivered and an increase in our power segments profits in 2010 (following coal customer shutdowns in the second and third quarters of 2009 and also an unanticipated shutdown at ROVA in the fourth quarter of 2009);

  •
  WRI's lender will not require prepayment or accelerate the repayment schedule of its term debt or revolving line of credit (as a result of a net worth covenant non-compliance); and

  •
  WRI's renewal of its associated revolving line of credit prior to its November 18, 2010 expiration.

        We do not currently expect to rely on proceeds from sales of assets or securities or other capital-raising transactions in order to satisfy our liquidity needs during the remainder of 2010.

        Our primary sources of cash include sales of our coal and power production to customers and borrowings under our credit facilities or other financing arrangements. We generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations through cash generated from operations or borrowings under our credit facilities.

        Consolidated cash and cash equivalents at March 31, 2010 included (in thousands):

WML	$7,840
ROVA	6,065
Westmoreland Risk Management	3,295
Westmoreland Coal Company (Parent)	504
Other	56

Total consolidated cash and cash equivalents	$17,760

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        Amounts outstanding, availability and average borrowings under the revolving lines of credit of our subsidiaries, at March 31, 2010, are as follows:

	Total Line of Credit	Amounts Outstanding	Letters of Credit	Availability	Average 2010 Borrowings
	(In millions)
WML	$25.0	$—	$1.9	$23.1	$—
WRI	20.0	17.7	—	2.3	15.5
ROVA	6.0	3.8	—	2.2	2.5

	$51.0	$21.5	$1.9	$27.6	$18.0

        The cash at WML and ROVA are available to us through quarterly distributions. However, the loan agreements of WML and ROVA require debt service accounts and impose timing and other restrictions on the ability of ROVA and WML to distribute funds to us. Based on ROVA's debt service requirements, we do not anticipate a dividend from ROVA for the foreseeable future, as ROVA's operating cash will be used to fund its debt. Additionally, the WML and ROVA revolving lines of credit are only available to fund the operations of those respective subsidiaries. WRI can distribute cash drawn from its revolving line of credit to us through dividends. Because the WRI loan agreement imposes fewer restrictions on the ability of WRI to make distributions to us, WRI has been a significant source of liquidity for us. The cash at Westmoreland Risk Management, our captive insurance subsidiary, is available to us through dividends, subject to maintaining a statutory minimum level of capital, which was $0.1 million at March 31, 2010.

        The primary factors impacting our liquidity include:

  •
  Our heritage health benefit obligations are funded by distributions from our operating subsidiaries. Our heritage health benefit costs consist of payments for various types of postretirement medical benefits. We significantly reduced our heritage health benefit obligations in 2009 through plan amendments and by entering into an agreement to modernize the method by which prescription drugs are provided to retirees.

    Our pension obligations are funded by both corporate and our subsidiary operations. Funds contributed to the pension plans by our subsidiaries reduce distributions available to us. Although, one of our pension plans was frozen in 2009, we are still required to make significant contributions to our plans. Under certain circumstances, we are able to make a portion of these contributions in the form of Company stock.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

    The following table summarizes expenditures and contributions for our heritage health benefits and pension obligations:

	Year-to-date 2010	Remainder of 2010 Expected
	(In millions)
Postretirement medical benefits	$4.1	$9.3
Pension contributions(1)	2.1	8.7
CBF premiums	0.8	2.2
Workers' compensation benefits	0.2	0.8

(1)
Of the 2010 pension contribution, $1.7 million was made through the contribution of Company stock.
  •
  Our significant level of debt and limitations under current debt agreements limits the ability of our subsidiaries, WML and ROVA, to pay dividends to us.

  •
  We anticipate that, as we permit additional areas for our mines during the remainder of 2010 to continue our operations, our bonding requirements will increase significantly and the cash collateral requirements will increase as well.

Historical Sources and Uses of Cash

        The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash provided by (used in):
Operating activities	$13,296	$17,420
Investing activities	(3,941)	(10,281)
Financing activities	(2,114)	(3,346)

Cash Flow from Operations

        Cash provided by operating activities decreased $4.1 million in the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Cash receipts decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to a scheduled decrease in the payments ROVA collects from its customer. This decrease was offset with increased cash receipts from our Indian Coal Tax Credit monetization transaction and decreased heritage costs.

        Cash used in investing activities decreased $6.3 million in the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Additions to property, plant and equipment in the first three months of 2010 were $4.3 million compared to $7.9 million for the same period of 2009, which primarily contributed to the decrease in investing cash used.

        Cash used in financing activities decreased by $1.2 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily as a result of $3.0 million in net debt repayments in the first three months of 2010 compared to $3.8 million of net debt repayments for the same period of 2009.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

        Our working capital deficit at March 31, 2010, decreased by $12.4 million to approximately $62.6 million compared to a $75.0 million deficit at December 31, 2009, primarily as a result of a $7.2 million increase in our cash and cash equivalents during the first three months of 2010. The increase in cash and cash equivalents resulted from an increase in ROVA's cash at March 31, 2010, due to the large cash outlays required by ROVA during the fourth quarter of 2009 for its planned and unplanned outages. Also, in the first quarter of 2010, $4.7 million of Reclamation deposits were transferred to current portion, regarding the settlement of the customer reclamation claims at WECO. The settlement payment was made in April 2010.

Off-Balance Sheet Arrangements

        In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. Surety bonds and letters of credit are issued by financial institutions to third parties to assure the performance of our obligations relating to reclamation, workers' compensation obligations, postretirement medical benefit obligations, and other obligations. Liabilities related to these arrangements are not reflected in our consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

        There were no material changes to our off-balance sheet arrangements during the three months ended March 31, 2010. Our off-balance sheet arrangements are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K.

Newly Adopted Accounting Pronouncements

        See Note 2 of Notes to Consolidated Financial Statements included in "Part I—Item 1—Financial Statements" for a description of recently issued and adopted accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our 2009 Form 10-K. There have been no other material changes in our exposure to market risk since December 31, 2009.

ITEM 4

CONTROLS AND PROCEDURES

        As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2010. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.

        Additionally, there have been no changes in internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

        Please refer to the information contained in Note 16 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part I, Item 3—Legal Proceedings of our 2009 Form 10-K, which is responsive to this Item 1 and is incorporated herein by reference. There have been no material developments with respect to our legal proceedings previously disclosed in our 2009 Form 10-K except as described in Note 16 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A

RISK FACTORS

        We have disclosed under the heading "Risk Factors" in our 2009 Form 10-K the risk factors that we believe materially affect our business, financial condition or results of operations. Except as provided below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2009 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.

Recent healthcare legislation could adversely affect our financial condition and results of operations.

        In March 2010, the Patient Protection and Affordable Care Act, or PPACA was enacted, potentially impacting our costs to provide healthcare benefits to our eligible active and retired employees and benefits related to black lung. The PPACA has both short-term and long-term implications on benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.

        In the short term, our healthcare costs could increase due to raising the maximum age for covered dependents to receive benefits, changes to benefits for occupational disease related illnesses, the elimination of lifetime dollar limits per covered individual and restrictions of annual dollar limits per covered individual, among other standard requirements. In the long term, our healthcare costs could increase due to a tax on "high cost" plans (excise tax) and the elimination of annual dollar limits per covered individual, among other standard requirements.

        We are currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on our employee healthcare plans and the resulting costs. Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax. Until these regulations or interpretations are published, we are unable to reasonably estimate the impact of the excise tax on our future healthcare costs or postretirement medical benefit obligation. Accordingly, as of March 31, 2010, we have not made any changes to our assumptions used to determine our postretirement benefit obligation. We will continue to evaluate the impact of the PPACA in future periods as additional information and guidance becomes available.

PART II

OTHER INFORMATION (Continued)

        While we anticipate that costs to provide healthcare to eligible active employees and certain retired employees will increase in future years, it is uncertain at this time how significant the increase will be. It is unknown what future changes will be implemented to the healthcare legislation, but the current legislation and any future laws could materially affect the cost to provide healthcare benefits for all employers, including us.

        The PPACA also contained an amendment to the Black Lung Benefits Act, or BLBA, which reinstated provisions that were removed from the BLBA in 1981. The amendment provides that an eligible miner can be awarded total disability benefits if he can prove he worked 15 or more years in or around coal mines and has a totally disabling respiratory impairment. In addition, the amendment also provides for an automatic survivor benefit to be paid upon the death of a miner with an awarded federal black lung claim without the requirement to prove that the miner's death was due to black lung disease. Both amendments are retroactive and applicable to claims filed as of January 1, 2005 and could result in currently pending claimants being awarded benefits back to a start date that may be as far back as January 2, 2005. These amendments could give rise to increases in liabilities for claims from prior periods of time for retroactive costs, an increase in the number of claimants who are awarded benefits resulting in an increase in future funding requirements and an increase in administrative fees, including legal expenses, as a result of reviewing and defending an increased number of benefit claims. In addition, while we periodically perform evaluations of our black lung liability, using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others; we have no claims experience to currently determine the potential increase in black lung liability due to the application of these new amendments. If the number or severity of claims increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our current assumptions; our profitability could be immediately impacted and ultimately our liquidity could be adversely affected if the black lung liability ultimately increases beyond the amounts in our black lung trust to pay for black lung benefits.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On January 12, 2010, we made a contribution of 100,000 shares of common stock to the employee pension plans (the "Plans"), valued at $10.95 per share or $1,095,000 in the aggregate. On March 5 and March 8, 2010, we made a contribution of 50,000 shares of common stock to the Plans, valued at 40,000 shares at $12.84 per share and 10,000 shares at $12.47 per share or approximately $638,300 in the aggregate. The shares of common stock were contributed to the Plans in lieu of cash contributions in private placement transactions made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company will not receive any proceeds from the contributions.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

        The Company has accumulated but unpaid dividends on its preferred stock through and including April 1, 2010, in the amount of $18.9 million in the aggregate ($118.15 per preferred share or $29.54 per Depositary Share). The Company is prohibited from paying preferred stock dividends because there are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only to the extent that shareholders' equity exceeds the par value of the

PART II

OTHER INFORMATION (Continued)

preferred stock (which par value was $160,129 at March 31, 2010). In addition, pursuant to our outstanding convertible note purchase agreement, dividends may not be paid until such time as the notes are paid in full.

ITEM 6

EXHIBITS

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

WESTMORELAND COAL COMPANY
Date: May 10, 2010	/s/ KEVIN A. PAPRZYCKI Kevin A. Paprzycki Chief Financial Officer (A Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X