Form 10-Q
period 2010-06-30
WESTMORELAND COAL Co
filed 2010-08-09
CIK 106455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 2, 2010: 10,744,868 shares of common stock, $2.50 par value.

PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$10,686	$10,519
Receivables:
Trade	49,762	46,393
Contractual third-party reclamation receivables	9,516	7,257
Other	4,691	3,162
	63,969	56,812

Inventories	24,847	25,871
Other current assets	7,406	6,047
Total current assets	106,908	99,249

Property, plant and equipment:
Land and mineral rights	83,694	83,694
Capitalized asset retirement cost	125,828	134,821
Plant and equipment	494,884	486,238
	704,406	704,753
Less accumulated depreciation, depletion and amortization	(269,811)	(248,569)
Net property, plant and equipment	434,595	456,184

Advanced coal royalties	3,350	3,056
Reclamation deposits	70,204	73,067
Restricted investments and bond collateral	49,732	48,188
Contractual third-party reclamation receivables, less current portion	81,432	74,989
Deferred income taxes	2,527	2,341
Intangible assets, net of accumulated amortization of $7.9 million and $6.8 million at June 30, 2010, and December 31, 2009, respectively	7,726	8,781
Other assets	6,155	6,873
Total Assets	$762,629	$772,728

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Balance Sheets (Continued)

(Unaudited)

	June 30, 2010	December 31, 2009
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$19,083	$41,089
Revolving lines of credit	15,000	16,400
Accounts payable and accrued expenses:
Trade	41,263	39,264
Production taxes	26,081	24,510
Workers’ compensation	1,025	1,031
Postretirement medical benefits	14,501	14,501
SERP	306	306
Deferred revenue	13,194	8,760
Asset retirement obligations	16,201	15,513
Other current liabilities	8,548	12,851
Total current liabilities	155,202	174,225

Long-term debt, less current installments	209,808	197,206
Workers’ compensation, less current portion	10,071	10,188
Excess of pneumoconiosis benefit obligation over trust assets	1,599	786
Postretirement medical benefits, less current portion	174,150	175,722
Pension and SERP obligations, less current portion	24,619	26,827
Deferred revenue, less current portion	80,343	84,243
Asset retirement obligations, less current portion	231,369	229,102
Intangible liabilities, net of accumulated amortization $8.6 million at June 30, 2010, and $7.7 million at December 31, 2009, respectively	9,482	10,300
Other liabilities	6,833	5,928
Total liabilities	903,476	914,527

Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; Issued and outstanding 160,129 shares at June 30, 2010, and December 31, 2009	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares; Issued and outstanding 10,680,880 shares at June 30, 2010, and 10,345,927 shares at December 31, 2009	26,701	25,864
Other paid-in capital	94,666	91,432
Accumulated other comprehensive loss	(31,304)	(31,223)
Accumulated deficit	(227,810)	(226,215)
Total Westmoreland Coal Company shareholders’ deficit	(137,587)	(139,982)
Noncontrolling interest	(3,260)	(1,817)
Total deficit	(140,847)	(141,799)
Total Liabilities and Shareholders’ Deficit	$762,629	$772,728

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenues	$127,632	$104,780	$254,071	$226,577

Cost, expenses and other:
Cost of sales	104,481	89,705	202,158	187,432
Depreciation, depletion and amortization	11,078	10,296	22,471	21,028
Selling and administrative	9,673	10,864	19,648	21,606
Heritage health benefit expenses	3,394	7,025	7,309	14,008
Loss (gain) on sales of assets	19	(64)	90	(46)
Other operating income	(2,346)	(6,797)	(4,252)	(6,797)
	126,299	111,029	247,424	237,231
Operating income (loss)	1,333	(6,249)	6,647	(10,654)

Other income (expense):
Interest expense	(5,767)	(5,681)	(11,490)	(11,516)
Interest income	367	790	777	1,677
Other income	4,726	477	891	4,084
	(674)	(4,414)	(9,822)	(5,755)
Income (loss) before income taxes	659	(10,663)	(3,175)	(16,409)
Income tax benefit from operations	(47)	(741)	(137)	(1,198)
Net income (loss)	706	(9,922)	(3,038)	(15,211)
Less net loss attributable to noncontrolling interest	(553)	(3,030)	(1,443)	(3,030)
Net income (loss) attributable to the Parent company	1,259	(6,892)	(1,595)	(12,181)
Less preferred stock dividend requirements	340	340	680	680
Net income (loss) applicable to common shareholders	$919	$(7,232)	$(2,275)	$(12,861)

Net income (loss) per share applicable to common shareholders:
Basic	$0.09	$(0.75)	$(0.21)	$(1.33)
Diluted	0.09	(0.75)	(0.21)	(1.33)

Weighted average number of common shares outstanding:
Basic	10,654	9,689	10,588	9,649
Diluted	10,704	9,689	10,588	9,649

Net income (loss) (from above)	$706	$(9,922)	$(3,038)	$(15,211)
Other comprehensive income (loss):
Amortization of accumulated actuarial losses and transition obligations, pension	436	652	664	1,304
Adjustment of accumulated actuarial losses and transition obligations, pension	—	(2,186)	—	(2,186)
Amortization of accumulated actuarial losses and transition obligations, postretirement medical benefits	(70)	1,799	(138)	3,598
Unrealized and realized loss (gain) on available-for-sale securities	(108)	1,353	(607)	348
Comprehensive income (loss)	$964	$(8,304)	$(3,119)	$(12,147)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statement of Shareholders’ Deficit

Six Months Ended June 30, 2010

(Unaudited)

	Class A Convertible Exchangeable Preferred Stock	Common Stock	Other Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Total Shareholders’ Equity (Deficit)
	(In thousands)
Balance at December 31, 2009 (160,129 preferred shares and 10,345,927 common shares outstanding)	$160	$25,864	$91,432	$(31,223)	$(226,215)	$(1,817)	$(141,799)
Common stock issued as compensation (182,453 shares)	—	456	1,873	—	—	—	2,329
Common stock options exercised (2,500 shares)	—	6	2	—	—	—	8
Contributions of Company stock to pension plan assets (150,000 shares)	—	375	1,359	—	—	—	1,734
Net loss	—	—	—	—	(1,595)	(1,443)	(3,038)
Amortization of accumulated actuarial losses and transition obligations, pension	—	—	—	664	—	—	664
Amortization of accumulated actuarial losses and transition obligations, postretirement medical benefits	—	—	—	(138)	—	—	(138)
Unrealized and realized gains on available-for-sale securities	—	—	—	(607)	—	—	(607)
Balance at June 30, 2010 (160,129 preferred shares and 10,680,880 common shares outstanding)	$160	$26,701	$94,666	$(31,304)	$(227,810)	$(3,260)	$(140,847)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,038)	$(15,211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for obsolete inventory	(417)	—
Depreciation, depletion and amortization	22,471	21,028
Accretion of asset retirement obligation and receivable	5,840	4,988
Non-cash tax benefits	—	(1,187)
Amortization of intangible assets and liabilities, net	236	241
Share-based compensation	2,329	1,082
Loss (gain) on sales of assets	90	(46)
Non-cash interest expense	785	718
Amortization of deferred financing costs	1,089	994
Loss (gain) on impairment and sales of investment securities	(659)	488
Gain on derivative instruments	(132)	(4,462)
Changes in operating assets and liabilities:
Receivables, net	(4,795)	7,925
Inventories	1,441	(2,118)
Excess of pneumoconiosis benefit obligation over trust assets	813	1,154
Accounts payable and accrued expenses	3,889	(6,881)
Deferred revenue	534	10,437
Accrual for workers’ compensation	(123)	(208)
Asset retirement obligation	(2,594)	(471)
Accrual for postretirement medical benefits	(1,709)	4,107
Pension and SERP obligations	190	2,170
Other assets and liabilities	(6,392)	(6,357)
Net cash provided by operating activities	19,848	18,391

Cash flows from investing activities:
Additions to property, plant and equipment	(9,543)	(15,870)
Change in restricted investments and bond collateral and reclamation deposits	251	(3,679)
Net proceeds from sales of assets	380	320
Proceeds from the sale of investments	1,119	381
Receivable from customer for property and equipment purchases	(103)	(259)
Net cash used in investing activities	(7,896)	(19,107)

Cash flows from financing activities:
Change in book overdrafts	962	(211)
Repayments of long-term debt	(11,355)	(19,990)
Borrowings on revolving lines of credit	75,800	36,516
Repayments of revolving lines of credit	(77,200)	(33,416)
Debt issuance costs	—	(56)
Exercise of stock options	8	—
Net cash used in financing activities	(11,785)	(17,157)

Net increase (decrease) in cash and cash equivalents	167	(17,873)
Cash and cash equivalents, beginning of period	10,519	39,941
Cash and cash equivalents, end of period	$10,686	$22,068

Non-cash transactions:
Capital leases	$866	$8,984

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

These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, or 2009 Form 10-K.  The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in its 2009 Form 10-K.  Most of the descriptions of the accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.

The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates.  The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown.  Such adjustments are of a normal recurring nature.  The results of operations for the six months ended June 30, 2010, are not necessarily indicative of results to be expected for the year ending December 31, 2010.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Liquidity

The Company has suffered recurring losses from operations, has violated debt covenants, has a working capital deficit, and has a net capital deficiency.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

WRI was not in compliance with the net worth requirement contained in its Business Loan Agreement at April 30, 2010 and does not expect to meet this requirement for at least the next twelve months.  As a result of this non-compliance, the interest rates on WRI’s term debt and revolving line of credit were increased 1% (to 8% and 7%, respectively, at June 30, 2010).  These increased interest rates will continue as long as the non-compliance with the net worth requirement exists.  This non-compliance is not considered an event of default under the Business Loan Agreement and WRI has therefore classified its term debt as a noncurrent liability.  WRI’s non-compliance with the net worth requirement in its Business Loan Agreement triggers a cross default in the Company’s convertible notes.  On August 2, 2010, the Company obtained a waiver from its convertible notes lenders regarding this cross default, and thus classified its convertible notes as noncurrent liabilities at June 30, 2010.  This waiver states that the convertible notes lenders waive their rights with this cross default as long as WRI’s non-compliance with its net worth requirement is not considered an event of default.  In consideration of this waiver, the interest rate on the convertible notes increased 1% on July 1, 2010 to 10%.  See Note 5 for additional information on the covenant non-compliance.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company is a holding company, also referred to as the Parent, and conducts its operations through subsidiaries, which generally have obtained separate financing.  The Company has significant cash requirements to fund its ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses.  The principal sources of cash flow to the Parent are distributions from its principal operating subsidiaries.  Both WML and ROVA have a credit agreement that contains covenants applicable to that subsidiary, some of which impose timing and other restrictions on the ability of such subsidiary to contribute funds to the Company in the form of dividends.  Based on ROVA’s debt service requirements, the Company does not anticipate a dividend from ROVA for the foreseeable future, as ROVA’s operating cash will be used to fund its debt.  The WRI loan agreement permits dividends to be paid by WRI to the Parent with fewer restrictions, allowing more flexibility in the timing and amount of dividends.

The following are the primary factors impacting the Company’s liquidity:

•                  The Company’s heritage health benefit obligations are funded by distributions from its operating subsidiaries.  The Company’s heritage health benefit costs consist of payments for various types of postretirement medical benefits.  The Company significantly reduced its heritage health benefit obligations through plan amendments which modernized the method by which prescription drugs are provided to retirees.

•                  Pension obligations are funded by both the Parent and the Company’s subsidiary operations.   Funds contributed to the pension plans by the Company’s subsidiaries reduce distributions available to the Parent.  While one of the Company’s pension plans was frozen in 2009, the Company is still required to make significant contributions to the plans as a result of the significant decline in the value of its trust assets in 2009.  Under certain circumstances, the Company is able to make a portion of these contributions in the form of Company stock.

•                  The Company’s significant level of debt and related restrictions under current debt agreements, which limit the ability of its subsidiaries, WML and ROVA, to pay dividends to the Parent.

•                  The Company anticipates that, as it permits additional areas for its mines during the remainder of 2010 to provide for on-going operations, its bonding requirements will increase significantly and the cash collateral requirements will increase as well.

As a result of a decrease in the Company’s heritage health benefit costs, ability to access funds from WRI’s revolving line of credit and an increase in WRI’s term debt, the Company anticipates that its cash from operations and available borrowing capacity will be sufficient to meet its cash requirements for the foreseeable future.  The Company projects that the margin by which it will be able to meet its cash requirements will increase over the remainder of 2010.  The Company’s projections assume the following:

•                  a significant increase in tons delivered and an increase in power segments profits in 2010 (following coal customer shutdowns in the second and third quarters of 2009 and an unanticipated shutdown at ROVA in the fourth quarter of 2009); and

•                  WRI’s renewal of its revolving line of credit prior to its November 18, 2010 expiration.  WRI is currently in discussions with its lender concerning this renewal.

The Company does not currently expect to rely on proceeds from sales of assets or securities or other capital-raising transactions in order to satisfy its liquidity needs during the remainder of 2010 or thereafter.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

2.             ACCOUNTING POLICIES

Newly Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance which prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity, or VIE.  The model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. This guidance requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance had no impact on the Company’s financial position, results of operations, or the consolidation of its VIE entity.

In January 2010, the FASB issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this guidance effective January 1, 2010. However, none of the specific additional disclosures were applicable at June 30, 2010.

3.             INVENTORIES

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Coal	$1,050	$1,158
Materials and supplies	24,380	25,713
Reserve for obsolete inventory	(583)	(1,000)
Total	$24,847	$25,871

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

4.             RESTRICTED INVESTMENTS AND BOND COLLATERAL

The Company’s restricted investments and bond collateral consists of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Coal Segment:
Westmoreland Mining - debt reserve account	$5,064	$5,064
Reclamation bond collateral:
Rosebud Mine	12,405	12,462
Absaloka Mine	10,840	9,228
Jewett Mine	2,002	1,502
Beulah Mine	1,270	1,270

Power Segment:
Debt protection account	6,156	8,104
Ash reserve account	601	600
Repairs and maintenance account	533	—

Corporate Segment:
Workers’ compensation bonds	6,217	6,118
Postretirement medical benefit bonds	4,644	3,840
Total restricted investments and bond collateral	$49,732	$48,188

For all of its restricted investments and bond collateral accounts, the Company can select investment options for the funds and receive the investment returns on these investments.  Funds in the restricted investment and bond collateral accounts are not available to meet the Company’s cash needs.

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

The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at June 30, 2010 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$35,038	$35,038
Time deposits	8,993	8,993
Held-to-maturity securities	2,932	3,337
Available-for-sale securities	2,769	2,769
	$49,732	$50,137

The Company recorded a $0.1 million gain during the six months ended June 30, 2010, on the sale of available-for-sale securities held as restricted investments and bond collateral.

Pursuant to the terms of its loan agreement with Prudential, ROVA’s debt service coverage ratio determines the funding levels within its debt protection accounts.  These funding levels fall into a waterfall calculation, which indicates the priority to which funds are to be applied.  The waterfall calculation allows an underfunding of debt protection accounts, as long as funds are applied according to the loan agreement.  Following its April 30, 2010 debt service coverage ratio calculation, the loan agreement indicates a funding level of six months of subsequent debt service reserves to be maintained at ROVA’s next funding date of July

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

30, 2010.  As of July 30, 2010, ROVA was underfunded by $2.6 million within its debt protection accounts but expects to be fully funded on its next funding date of October 29, 2010.

Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral

The amortized cost, gross unrealized holding gains and fair value of held-to-maturity securities at June 30, 2010, is as follows (in thousands):

Amortized cost	$2,932
Gross unrealized holding gains	405
Fair value	$3,337

Maturities of held-to-maturity securities are as follows at June 30, 2010:

	Amortized Cost	Fair Value
	(In thousands)
Due in five years or less	$636	$721
Due after five years to ten years	741	862
Due in more than ten years	1,555	1,754
	$2,932	$3,337

The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities at June 30, 2010, is as follows (in thousands):

Cost basis	$2,566
Gross unrealized holding gains	204
Gross unrealized holding losses	(1)
Fair value	$2,769

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

5.             LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding under the Company’s lines of credit and long-term debt consist of the following:

	Total Debt Outstanding
	June 30, 2010	December 31, 2009
	(In thousands)
Westmoreland Mining, LLC:
Revolving line of credit	$—	$—
Term debt	125,000	125,000
Capital lease obligations	20,478	22,360
Other term debt	505	1,463
Westmoreland Resources, Inc.:
Revolving line of credit	15,000	16,400
Term debt	10,800	12,000
Capital lease obligations	8,820	9,864
ROVA:
Revolving line of credit	—	—
Term debt	50,170	55,575
Debt premiums	638	880
Corporate:
Convertible notes	18,043	17,258
Debt discount	(5,563)	(6,105)
Total debt outstanding	243,891	254,695
Less current portion	(34,083)	(57,489)
Total debt outstanding, less current portion	$209,808	$197,206

The following table presents aggregate contractual debt maturities of all long-term debt and the lines of credit at June 30, 2010 (in thousands):

Remainder of 2010	$23,834
2011	25,013
2012	32,332
2013	54,397
2014	33,936
Thereafter	79,304
Total	248,816
Less: debt discount	(4,925)
Total debt	$243,891

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Westmoreland Mining LLC

In the six months ended June 30, 2010, WML repaid $3.7 million of its capital lease and other term debt.  WML entered into capital lease agreements in the amount of $0.9 million for the six months ended June 30, 2010.  The weighted average interest rate for WML’s capital leases and other term debt was 7.89% and 6.35%, respectively, at June 30, 2010.

The available balance on the $25.0 million revolving line of credit at June 30, 2010, was $23.1 million.  The revolving line of credit supports a $1.9 million letter of credit, which reduces the available balance.

WML’s lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants. As of June 30, 2010, WML was in compliance with all covenants.

Westmoreland Resources, Inc.

In the six months ended June 30, 2010, WRI repaid $2.2 million of its outstanding term debt and capital lease obligations.  WRI did not enter into any capital lease agreements during the six months ended June 30, 2010.  The weighted average interest rate for WRI’s capital leases was 7.58% at June 30, 2010.  Interest on WRI’s term debt and its revolving line of credit was 8.0% and 7.0%, respectively, at June 30, 2010.

The balance outstanding on WRI’s $20.0 million revolving line of credit at June 30, 2010 was $15.0 million.  At June 30, 2010, the WRI revolving line of credit had unused borrowings of $5.0 million.  The maturity date for this revolving line of credit is November 18, 2010.  WRI is currently in discussions with its lender concerning the renewal of its revolving line of credit prior to its expiration.

WRI’s Business Loan Agreement requires it to comply with numerous covenants and minimum financial ratio requirements primarily related to debt coverage, tangible net worth, capital expenditures, and its operations.  Primarily as a result of unfavorable market conditions driving decreases in tonnages sold, WRI was not in compliance with the net worth requirement contained in its Business Loan Agreement at April 30, 2010 and does not expect to meet this requirement for at least the next twelve months.  As a result of this non-compliance, the interest rates on WRI’s term debt and revolving line of credit were increased 1% (to 8% and 7%, respectively, at June 30, 2010).  These increased interest rates will continue as long as the non-compliance with the net worth requirement exists.  This non-compliance is not considered an event of default under the Business Loan Agreement and WRI has therefore classified its term debt as a noncurrent liability.  As of June 30, 2010, WRI was in compliance with all covenants, with the exception of the net worth requirement.

ROVA

In the six months ended June 30, 2010, ROVA repaid $5.4 million of its outstanding fixed rate term debt.  The weighted average interest rate on the fixed rate term debt was 9.97% at June 30, 2010.

ROVA’s $6.0 million revolving line of credit had no outstanding balance at June 30, 2010.  Interest on the revolving loan is payable quarterly at the three-month LIBOR rate plus 1.375% (1.91% per annum at June 30, 2010).

The fixed rate term debt and the revolving line of credit are secured by a pledge of the quarterly cash distributions from ROVA.  ROVA is required to comply with numerous loan covenants primarily related to interest and fixed charge coverage and its operations.  As of June 30, 2010, ROVA was in compliance with such covenants.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Convertible Debt

The Company paid interest in kind on its 9% senior secured convertible notes through the issuance of $0.8 million of additional notes during the six months ended June 30, 2010.  This resulted in an additional 78,535 shares of common stock being issuable on conversion of the convertible notes at a conversion price of $10.00 per share, bringing the total to 1,804,344 shares at June 30, 2010.  The Company can continue to pay interest in kind as long as the balance of the convertible notes remains below $18.8 million.

The note purchase agreement contains affirmative and negative covenants.  The notes may be declared immediately due and payable upon the occurrence of certain events of default, and the notes are immediately due and payable without declaration upon the occurrence of other events of default.  WRI’s non-compliance with the net worth requirement in its Business Loan Agreement triggers a cross default in the Company’s convertible notes.  On August 2, 2010, the Company obtained a waiver from its lenders regarding this cross default, and thus classified its convertible notes as noncurrent liabilities at June 30, 2010.  This waiver states that the convertible notes lenders waive their rights with this cross default as long as WRI’s non-compliance with its net worth requirement is not considered an event of default.  In consideration of this waiver, the interest rate on the convertible notes increased 1% on July 1, 2010 to 10%.  As of June 30, 2010, the Company was in compliance with all covenants, with the exception of the cross default that was subsequently waived.

6.             PENSION AND POSTRETIREMENT MEDICAL BENEFITS

Pension

The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements.  The Company froze its pension plan for non-union employees in 2009.

The Company incurred net periodic benefit costs of providing these pension benefits during the three and six months ended June 30, 2010 and 2009, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$115	$674	$311	$1,347
Interest cost	731	1,278	2,337	2,557
Expected return on plan assets	(886)	(822)	(2,185)	(1,644)
Amortization of deferred items	436	652	664	1,304
Total net periodic benefit cost	$396	$1,782	$1,127	$3,564

The Company is required by WML loan covenants to ensure that by September 15th of each year, the value of its pension assets are at least 90% of each of the plan’s year end actuarially determined pension liability.

The Company contributed $0.8 million in cash and $1.7 million in Company stock to its retirement plans in the six months ended June 30, 2010.  The Company expects to make approximately $8.3 million of pension plan contributions during the remainder of 2010 in order to meet its September 15th funding requirement.  A portion of these contributions is expected to be made in the form of Company stock.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company incurred net periodic benefit costs of providing postretirement medical benefits during the three and six months ended June 30, 2010 and 2009, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$129	$223	$270	$447
Interest cost	2,497	4,189	5,249	8,375
Amortization of deferred items	(70)	1,799	(138)	3,598
Total net periodic benefit cost	$2,556	$6,211	$5,381	$12,420

The following table shows the net periodic medical benefit costs that relate to current operations and former mining operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Former mining operations	$2,106	$5,644	$4,624	$11,289
Current operations	450	567	757	1,131
Total net periodic benefit cost	$2,556	$6,211	$5,381	$12,420

The costs for the former mining operations are included in Heritage health benefit expenses and the costs for current operations are included as operating expenses.

The Company expects to pay approximately $5.6 million for postretirement medical benefits during the remainder of 2010, net of Medicare Part D reimbursements.  A total of $3.7 million and $7.8 were paid in the three and six months ended June 30, 2010, respectively, net of Medicare Part D reimbursements.

On March 23, 2010, the Patient Protection and Affordable Care Act, or PPACA, was signed into law, potentially impacting the Company’s costs to provide healthcare benefits to its retired employees.  The PPACA has both short-term and long-term implications on healthcare benefit plan standards.  Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.

Plan standard changes that could affect the Company in the short term include raising the maximum age for covered dependents to receive benefits, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual, among other standard requirements.  Plan standard changes that could affect us in the long term include a tax on “high cost” plans (excise tax) and the elimination of annual dollar limits per covered individual, among other standard requirements.

The Company is currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on its employee healthcare plans and the resulting costs.  Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds.  The Company anticipates that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax.  Until these regulations or interpretations are published, the Company is unable to reasonably estimate the impact of the excise tax on the Company’s future healthcare costs or postretirement medical benefit obligation. Accordingly, as of June 30, 2010, the Company has not made any changes to the assumptions used to determine its postretirement medical benefit obligation.  The Company will continue to evaluate the impact of the PPACA in future periods as additional information and guidance becomes available.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Pneumoconiosis (Black Lung) Benefits

The PPACA also amended previous legislation related to black lung disease, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims.  Since the legislation passed on March 23, 2010, the Company has experienced a slight increase in claims filed.  However the Company has not been able to determine the extent to which these additional claims are related to the new legislation or what, if any, additional impact may result from these claims.  The Company will continue to evaluate the impact of the PPACA in future periods as additional information, interpretations, guidance and claims experience becomes available.

7.             HERITAGE HEALTH BENEFIT EXPENSES

The caption Heritage health benefit expenses used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to its former mining operation employees.  The components of these expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Health care benefits	$1,942	$4,893	$4,619	$10,948
Combined benefit fund payments	756	802	1,512	1,604
Workers’ compensation benefits	230	160	365	301
Black lung benefits	466	1,170	813	1,155
Total	$3,394	$7,025	$7,309	$14,008

The decrease in heritage health benefit expenses was primarily due to the agreement the Company entered into to modernize the method by which prescription drugs are provided to retirees.

8.                                      ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLES, AND RECLAMATION DEPOSITS

The asset retirement obligations, contractual third-party reclamation receivables, and reclamation deposits for each of the Company’s mines and ROVA at June 30, 2010, are summarized below:

	Asset Retirement Obligations	Contractual Third- Party Reclamation Receivables	Reclamation Deposits
	(In thousands)
Rosebud	$123,084	$22,111	$70,204
Jewett	68,529	68,529	—
Absaloka	33,551	308	—
Beulah	19,156	—	—
Savage	2,560	—	—
ROVA	690	—	—
Total	$247,570	$90,948	$70,204

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Asset Retirement Obligations

Changes in the Company’s asset retirement obligations during the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Asset retirement obligations, beginning of period	$244,614	$222,708
Accretion	9,584	8,715
Liabilities settled	(6,628)	(3,695)
Asset retirement obligations, end of period	247,570	227,728
Less current portion	(16,201)	(17,923)
Asset retirement obligations, less current portion	$231,369	$209,805

Contractual Third-Party Reclamation Receivables

The Company has recognized an asset of $91.0 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.

During the six months ended June 30, 2010, the Company increased its Contractual third-party reclamation receivables by $9.0 million due to a customer reclamation claim settlement.  A corresponding decrease was recorded to Capitalized asset retirement cost.

Reclamation Deposits

The Company’s reclamation deposits will be used to fund final reclamation activities.  The Company’s carrying value and estimated fair value of its reclamation deposits at June 30, 2010, are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$30,399	$30,399
Held-to-maturity securities	22,020	23,734
Time deposits	15,629	15,629
Available-for-sale securities	2,156	2,156
	$70,204	$71,918

The Company recorded a $0.6 million gain during the six months ended June 30, 2010, on the sale of available-for-sale securities held as reclamation deposits.

Held-to-maturity and Available-for-sale Reclamation Deposits

The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at June 30, 2010, are as follows (in thousands):

Amortized cost	$22,020
Gross unrealized holding gains	1,751
Gross unrealized holding losses	(37)
Fair value	$23,734

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Maturities of held-to-maturity securities at June 30, 2010, are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in five years or less	$6,355	$6,530
Due after five years to ten years	5,580	6,023
Due in more than ten years	10,085	11,181
	$22,020	$23,734

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at June 30, 2010, are as follows (in thousands):

Cost basis	$2,000
Gross unrealized holding gains	156
Fair value	$2,156

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

A Binomial Lattice model was used to obtain the fair value of the conversion feature in the Company’s convertible debt instrument using the following assumptions at June 30, 2010:

Stock Price	Bond Yield
$8.12	7.18%

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s warrant using the following assumptions at June 30, 2010:

Number of Shares included in Warrant	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)
173,593	None	61%	0.18%	Less than 1

The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying Consolidated Balance Sheet were as follows:

Derivative Instruments	Balance Sheet Location	June 30, 2010	December 31, 2009
(In thousands)
Convertible debt - conversion feature	Other liabilities	$—	$—
Warrant	Other liabilities	—	30

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The effect of derivative instruments not designated as hedging instruments on the accompanying Consolidated Statements of Operations was as follows:

	Statement of	Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instruments	Operations Location	2010	2009	2010	2009
(In thousands)
Convertible debt - conversion feature	Other income	$4,623	$507	$102	$4,348
Warrant	Other income	24	(104)	30	114

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

•                  Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value:

	Fair Value at June 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$2,769	$—	$—	$2,769
Available-for-sale investments included in Reclamation deposits	2,156	—	—	2,156
Total assets	$4,925	$—	$—	$4,925

Liabilities:
Convertible debt — conversion feature	$—	$—	$—	$—
Warrant	—	—	—	—
Total liabilities	$—	$—	$—	$—

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The following table summarizes the change in the fair values of the derivative instrument liabilities categorized as Level 3:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(In thousands)
Beginning balance	$4,647	$30
Additional debt discount	—	102
Change in fair value	(4,647)	(132)
Ending balance	$—	$—

The Company calculates the fair value of its debt by using discount rate estimates based on interest rates as of June 30, 2010.  The estimated fair values of the Company’s debt with fixed interest rates, excluding conversion feature values, are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2009	$192,608	$201,352
June 30, 2010	$188,291	$196,569

11.          SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has outstanding Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly.  Under the terms of the Series A Preferred Stock, the Company can redeem preferred shares at any time for the redemption value of $100.00 plus accumulated dividends paid in cash; however, the Company’s convertible note purchase agreement prohibits the Company from paying dividends on or redeeming preferred or common stock so long as the convertible notes are outstanding.

The amount of dividends accumulated through and including July 1, 2010 and the redemption value of preferred shares are shown below:

	Shares	Per Share	Extended Total (in millions)
Dividends accumulated	160,129	$120.28	$19.3
Redemption value	160,129	$100.00	16.0
Total			$35.3

Restricted Net Assets

At June 30, 2010, the subsidiaries of the Parent had approximately $103.9 million of net assets that were not available to be transferred to the Parent in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

12.                               RESTRICTED STOCK UNITS,  STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (SARs)

The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Recognition of fair value of restricted stock units, stock options, and stock appreciation rights over vesting period	$359	$402	$584	$245
Contributions of stock to the Company’s 401(k) plan	607	427	1,745	856
Compensation credit for performance units based on increases in the Company’s stock price	—	(19)	—	(19)
Total share-based compensation expense	$966	$810	$2,329	$1,082

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended June 30, 2010, is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense
Non-vested at December 31, 2009	96,558	$8.36
Granted	14,505	$10.34
Vested	(11,604)	$10.34
Non-vested at June 30, 2010	99,459	$8.42	$543,463	(1)

(1) Expected to be recognized over the next three years.

On July 1, 2010, 143,328 restricted stock units were granted and will vest ratably over a three-year period.

Stock Options

Information with respect to stock option activity for the six months ended June 30, 2010, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Unamortized Compensation Expense
Outstanding at December 31, 2009	354,224	$18.73
Exercised	(2,500)	$3.38		$19,888
Expired or forfeited	(500)	$21.40
Outstanding at June 30, 2010	351,224	$18.83	4.9	$—
Options exercisable at June 30, 2010	252,385	$17.83	3.7	$—	$586,862	(1)

(1) Expected to be recognized over the next year.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Stock Appreciation Rights

Information with respect to stock appreciation rights, or SARs, activity for the six months ended June 30, 2010, is as follows:

	SARs	Weighted Average Base Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value	Unamortized Compensation Expense
Outstanding at December 31, 2009	155,334	$21.91
Outstanding at June 30, 2010	155,334	$21.91	5.1	$—
SARs exercisable at June 30, 2010	155,334	$21.91	5.1	$—	$—

13.          EARNINGS PER SHARE

Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period.  Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest.  Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, restricted stock units and warrants.  No such items were included in the computation of diluted loss per share in the six months ended June 30, 2010 or the three or six months ended June 30, 2009, because the Company incurred a loss from operations in each of these periods and the effect of inclusion would have been anti-dilutive.

The following table provides the basis for earnings (loss) per share calculations by presenting the income (loss) available to common shareholders of the Company and by reconciling basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Income (loss) for basic earnings per share calculation:
Net income (loss) allocated to common shareholders	$919	$(7,232)	$(2,275)	$(12,861)
Weighted average shares outstanding:
Basic weighted average shares outstanding	10,654	9,689	10,588	9,649
Effect of restricted stock units, stock options, SARs and warrants shares	50	—	—	—
Effect of convertible notes and securities	—	—	—	—
Diluted weighted average shares outstanding	10,704	9,689	10,588	9,649

The table below shows the number of shares that were excluded from the calculation of diluted income (loss) per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Convertible notes and securities	2,898	2,745	2,898	2,745
Restricted stock units, stock options, SARs, and warrant shares	729	722	779	722
Total shares excluded from diluted shares calculation	3,627	3,467	3,677	3,467

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

14.          INCOME TAX

The PPACA reduces the tax benefits available to an employer that receives the Medicare Part D subsidy beginning in years ending after December 31, 2010. As a result of the PPACA, employers that receive the Medicare Part D subsidy will recognize the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage in the period the PPACA was enacted. On March 30, 2010, a companion bill, the Reconciliation Act, was signed into law. The Reconciliation Act reduces the effect of the PPACA on affected employers by deferring for two years (until years ending after December 31, 2012) the reduced deductibility of the postretirement prescription drug coverage.  Accounting for income taxes requires that the effect of adjusting the deferred tax asset for the elimination of this deduction be included in income from continuing operations. However, entities that have a full valuation allowance for this deferred tax asset would recognize a related decrease in the valuation allowance.  As the Company has a full valuation allowance against its related deferred tax asset, this change in tax law regarding the Medicare Part D subsidy will not have an effect on the Company’s income from continuing operations.  The effect of this change in tax law is a reduction of $7.2 million of the Company’s deferred tax assets with a corresponding decrease in its valuation allowance.  In addition, this change in the tax deduction does not affect the pre-tax expense or corresponding liability for postretirement prescription drug benefits.

For the three and six months ended June 30, 2009, the Company recorded a tax benefit of $0.6 million and $1.2 million, respectively,  due to a non-cash income tax benefit related to gains recorded within other comprehensive income during the first six months of 2009.  Generally accepted accounting principles, or GAAP, require that all items be considered, including items recorded in other comprehensive income, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations.  In accordance with GAAP, the Company recorded a tax benefit on its loss from continuing operations, which was exactly offset by income tax expense on other comprehensive income.

15.          BUSINESS SEGMENT INFORMATION

Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income.

The Company’s operations are classified into four segments: coal, power, heritage and corporate.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Summarized financial information by segment is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended June 30, 2010
Revenues	$106,458	$21,174	$—	$—	$127,632
Depreciation, depletion, and amortization	8,474	2,522	—	82	11,078
Operating income (loss)	5,721	1,307	(3,761)	(1,934)	1,333
Total assets	530,630	211,494	11,844	8,661	762,629
Capital expenditures	3,768	1,062	—	376	5,206
Three Months Ended June 30, 2009
Revenues	$81,229	$23,551	$—	$—	$104,780
Depreciation, depletion, and amortization	7,785	2,417	—	94	10,296
Operating income (loss)	(569)	5,190	(8,304)	(2,566)	(6,249)
Total assets	541,812	234,880	5,293	11,378	793,363
Capital expenditures	6,963	971	—	50	7,984
Six Months Ended June 30, 2010
Revenues	$210,008	$44,063	$—	$—	$254,071
Depreciation, depletion, and amortization	17,231	5,059	—	181	22,471
Operating income (loss)	13,075	5,477	(8,016)	(3,889)	6,647
Total assets	530,630	211,494	11,844	8,661	762,629
Capital expenditures	7,597	1,130	—	816	9,543
Six Months Ended June 30, 2009
Revenues	$181,182	$45,395	$—	$—	$226,577
Depreciation, depletion, and amortization	15,975	4,867	—	186	21,028
Operating income (loss)	1,751	8,170	(16,129)	(4,446)	(10,654)
Total assets	541,812	234,880	5,293	11,378	793,363
Capital expenditures	14,566	1,244	—	60	15,870

A reconciliation of segment income (loss) from operations to income (loss) before income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Income (loss) from operations	$1,333	$(6,249)	$6,647	$(10,654)
Interest expense	(5,767)	(5,681)	(11,490)	(11,516)
Interest income	367	790	777	1,677
Other income	4,726	477	891	4,084
Income (loss) before income taxes	$659	$(10,663)	$(3,175)	$(16,409)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

16.          CONTINGENCIES

McGreevey Litigation

In 2002, the Company was served by former stockholders of Montana Power in the U.S. District Court in Billings, Montana in a case styled McGreevey et al. v. Montana Power Company et al.  The plaintiff stockholders were seeking, among other things, to rescind the sale by Entech, a subsidiary of Montana Power, of its coal business to the Company and to compel the Company to hold the related coal business in trust for the stockholders.  The plaintiffs contended that they were entitled to approve the sale by Entech to the Company even though they were not direct stockholders of Entech.  On April 20, 2006, a Memorandum and Order was entered by the court staying the case while it awaited a decision from the Delaware Bankruptcy Court in the Entech bankruptcy case on two key issues.  Although the stay remains in place, the Delaware bankruptcy court ruled that the claims the plaintiffs asserted against the officers and directors of Touch America belong to the Touch America trustees and not the Montana Power stockholders.  The Montana court, aware of this ruling, arranged a mediated settlement conference to attempt to revive, in some form, the tentative settlement reached over two years ago.  An agreement was reached by the various parties in the litigation, settling all pending issues and releasing the Company without any liability or financial contribution.  The court approved the settlement agreements on May 20, 2010, which resolves all outstanding issues pertaining to the Company.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.”  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.  Examples of forward-looking statements include, but are not limited to, statements we make regarding our expected increase in tons of coal to be delivered, increase in power segment profits, an expected decrease in heritage health benefit expenses, anticipated compliance with debt covenants and waiver agreement requirements, an expected decrease in pension expenses due to the pension freeze, an expected increase in our restricted investments and bond collateral, our expectation that we will not need to rely on proceeds from the sale of assets or participate in other capital raising transactions to satisfy liquidity needs and our expectation that our cash from operations and available borrowing capacity will be sufficient to meet our working capital and bonding requirements, planned capital expenditures and debt payments for the foreseeable future.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include political, economic, business, competitive, market, weather and regulatory conditions and the following:

•                  changes in our postretirement medical benefit and pension obligations and the impact of the recently enacted healthcare legislation;

•                  changes in our black lung obligations and the impact of the recently enacted healthcare legislation;

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

•                  the inability of our subsidiaries to pay dividends to us due to restrictions in our debt arrangements or reductions in planned coal deliveries or other business factors;

•                  the structure of ROVA’s contracts with its lenders, coal suppliers and the power purchaser, which could dramatically affect the overall profitability of ROVA;

•                  the effect of EPA regulations and investigations on the operations of ROVA;

•                  the effect of mark-to-market accounting on our convertible debt due to volatility in our stock price;

•                  the effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;

•                  future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases; and

•                  the other factors that are described in “Risk Factors” herein and under Part II, Item 1A and under Part I, Item 1A of the 2009 Form 10-K.

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

We are a holding company and conduct our operations through subsidiaries, which generally have obtained separate financing.  We have significant cash requirements to fund our ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses.  The principal sources of cash flow to us are distributions from our principal operating subsidiaries.  Each of WML and ROVA has a credit agreement that contains covenants applicable to that subsidiary, some of which restrict the ability of such subsidiary to contribute funds to us in the form of dividends.  The WRI loan agreement permits dividends to be paid by WRI to us with fewer restrictions, allowing more flexibility in the timing and amounts of dividends.

Concerning our liquidity, we have decreased our heritage health benefit costs.  We also have the ability to access funds from WRI’s revolving line of credit and have increased WRI’s term debt.  As a result of these factors, we anticipate that our cash from operations and available borrowing capacity will be sufficient to meet our cash requirements for the foreseeable future.  We project that the margin by which we will be able to meet our cash requirements will increase over the remainder of 2010.  For additional discussion, please refer to the Liquidity and Capital Resources later in this section.

Legislation Enacted

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The legislation, among other matters, requires that mining companies provide a greater level of detail on health and safety violations on a mine by mine basis; and disclose payments that are paid to foreign governments and the US Federal Government to further the commercial development of minerals.  We expect to make the required health and safety violation disclosures when the legislation becomes effective for us, which is as of the September 30, 2010 reporting period.  The effective date of the government payment disclosures has not yet been determined.

Healthcare Reform

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

Plan standard changes that could affect us in the short term include raising the maximum age for covered dependents to receive benefits, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual, among other standard requirements.  Plan standard changes that could affect us in the long term include a tax on “high cost” plans (excise tax) and the elimination of annual dollar limits per covered individual, among other standard requirements.

We are currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on our employee healthcare plans and the resulting costs.  Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds.  We anticipate that certain government agencies will provide additional regulations or interpretations concerning the application of this excise tax.  Until these regulations or interpretations are published, we are unable to reasonably estimate the impact of the excise tax on our future healthcare costs or postretirement medical benefit obligation.  Accordingly, as of June 30, 2010, we have not made any changes to our assumptions used to determine our postretirement medical benefit obligation.

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

The PPACA also amended previous legislation related to black lung disease, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims.  Since the legislation passed on March 23, 2010, we have experienced a slight increase in claims filed.  However we have not been able to determine the extent to which these additional claims are related to the new legislation or what, if any, additional impact may result from these claims.

We will continue to evaluate the impact of the PPACA in future periods as additional information, interpretations, guidance and claims experience becomes available.

Results of Operations

Items that Affect Comparability of Our Results

For the three and six months ended June 30, 2010 and 2009, our results have included items that do not relate directly to ongoing operations.  The income (expense) components of these items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Fair value adjustment on derivatives and related amortization of debt discount	$4,312	$152	$(512)	$3,975
Heritage settlement	—	756	—	756
Impact (pre-tax)	$4,312	$908	$(512)	$4,731

Tax effect of other comprehensive income gains	$—	$626	$—	$1,185

Items recorded in the three and six months ended June 30, 2010

•                  In the three months ended June 30, 2010, we recorded income of $4.6 million resulting from the mark-to-market accounting of the conversion feature in our convertible notes with $0.3 million of interest expense of a related debt discount.  During the three months ended March 31, 2010, we recorded an expense of $4.5 million resulting from the mark-to-market accounting of the conversion feature, which offset against the income recorded in the three months ended June 30, 2010.

•                  In the six months ended June 30, 2010, we recorded income of $0.1 million resulting from the mark-to-market accounting of the conversion feature in our convertible notes with $0.6 million of interest expense of a related debt discount.

Items recorded in the three and six months ended June 30, 2009

•                  In the three months ended June 30, 2009, we recorded income of $0.4 million resulting from the mark-to-market accounting of the conversion feature in our convertible notes with $0.2 million of interest expense of a related debt discount.

•                  In the six months ended June 30, 2009, we recorded income of $4.5 million resulting from the mark-to-market accounting of the conversion feature in our convertible notes with $0.5 million of interest expense of a related debt discount.

•                  We recorded a gain of $0.8 million related to a settlement of past heritage claims, as a result of efforts to reduce our heritage costs.

•                  We recorded an income tax benefit in the three and six months ended June 30, 2009 of $0.6 million and $1.2 million, respectively related to a tax effect of other comprehensive income gains.

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

Summary

Our second quarter 2010 revenues increased to $127.6 million compared with $104.8 million in the second quarter of 2009.  This increase was primarily driven by a $25.2 million increase in our coal segment revenues partly due to price increases under existing coal supply agreements and the start of new agreements, including the new cost-plus contract with our Rosebud Mine’s Unit 1&2 buyers.  In addition, we experienced customer shutdowns at our Rosebud and Beulah Mines during the second quarter of 2009, and comparable shutdowns did not occur during the second quarter of 2010.  These shutdowns are referred to herein as “the customer shutdowns.”  The above increases in our coal segment revenues were offset with a decrease in our power segment revenues of $2.4 million related to a decrease in megawatt hours sold as a result of a planned maintenance outage.

Our second quarter 2010 net income applicable to common shareholders increased to $0.9 million compared with a $7.2 million loss in the second quarter of 2009.  Excluding the $4.3 million of second quarter 2010 income and the $1.5 million of second quarter 2009 income discussed in Items that Affect Comparability of Our Results, our net income increased by $5.4 million.  The primary factors, in aggregate, driving this increase in net income were:

•                  A $6.3 million increase in our coal segment operating income.  This increase was primarily driven by the price increases, new agreements and the customer shutdowns.  This increase was partially offset by $2.1 million of reduced income from our Indian Coal Tax Credit monetization transaction;

•                  A $5.3 million decrease in heritage costs primarily due to the agreement we entered into to modernize the method by which prescription drugs are provided to our retirees.  In addition, while we continue to work towards further hertitage cost reductions, selling and administrative costs decreased due to significant cost containment efforts in the second quarter of 2009.  Finally, we experienced a favorable change in the valuation of our Black Lung liabilities due to changes in discount rates;

•                  A $3.9 million decrease in our power segment operating income resulting primarily from decreased megawatt hours sold and increased maintenance expenses as a result of a planned maintenance outage; and

•                  A $2.5 million unfavorable noncontrolling interest adjustment driven by losses from a partially owned consolidated coal segment subsidiary.

Coal Segment

The following table shows comparative coal revenues, operating income (loss) and sales volume and percentage changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Revenues	$106,458	$81,229	$25,229	31.1%
Operating income (loss)	5,721	(569)	6,290	1,105.4%
Tons sold - millions of equivalent tons	6.1	5.1	1.0	19.6%

Our second quarter 2010 coal segment revenues increased to $106.5 million, compared with $81.2 million in the second quarter of 2009.  Our coal segment revenues increased primarily due to the 1.0 million increase in tons sold due to the customer shutdowns, price increases under existing coal supply agreements, and the start of new agreements including the new cost-plus contract with our Rosebud Mine’s Unit 1&2 buyers.

Our coal segment’s operating income was $5.7 million in the second quarter of 2010 compared to an operating loss of $0.6 million in the second quarter of 2009.  This $6.3 million increase was primarily driven by the customer shutdowns, price increases and new agreements described above.  This increase was partially offset by $2.1 million of reduced income from our Indian Coal Tax Credit monetization transaction due primarily to the initial income recognition upon the transaction approval in the second quarter of 2009.

Power Segment

The following table shows comparative power revenues, operating income, production and percentage changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Revenues	$21,174	$23,551	$(2,377)	(10.1)%
Operating income	1,307	5,190	(3,883)	(74.8)%
Megawatts hours - thousands	368	421	(53)	(12.6)%

Our second quarter 2010 power segment revenues decreased to $21.2 million compared to $23.6 million in second quarter 2009.  This decrease is primarily from decreased megawatt hours sold as a result of a planned maintenance outage.

Our power segment’s operating income decreased to $1.3 million in the second quarter of 2010 compared to $5.2 million in the second quarter of 2009.  This $3.9 million decrease was also primarily from a planned maintenance outage.

Heritage Segment

The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Health care benefits	$1,942	$4,893	$(2,951)	(60.3)%
Combined benefit fund payments	756	802	(46)	(5.7)%
Workers’ compensation benefits	230	160	70	43.8%
Black lung benefits	466	1,170	(704)	(60.2)%
Total heritage health benefit expenses	3,394	7,025	(3,631)	(51.7)%

Selling and administrative costs	367	1,279	(912)	(71.3)%
Interest income (expense), net	50	32	18	56.3%
Heritage segment operating loss	$3,711	$8,272	$(4,561)	(55.1)%

Our second quarter 2010 heritage operating expenses were $3.7 million compared to $8.3 million in the second quarter of 2009.  Excluding the $0.8 million gain on a heritage settlement in the second quarter of 2009, our heritage segment operating expenses decreased by $5.3 million.  This decrease was primarily due to the agreement we entered into to modernize the method by which prescription drugs are provided to our retirees.  In addition, while we continue to work towards further heritage cost reductions, selling and administrative costs decreased due to significant cost containment efforts in the second quarter of 2009.  Finally, we experienced a favorable change in the valuation of our Black Lung liabilities due to changes in discount rates.

Corporate Segment

Our corporate segment’s operating expenses for the second quarter of 2010 decreased to $1.9 million compared to $2.6 million in the second quarter of 2009.  This decrease related to ongoing cost control efforts.

Other income (expense) and income tax benefit

Our other expense for the second quarter of 2010 decreased to $0.7 million compared with $4.4 million of expense for the second quarter of 2009.  Excluding the $4.1 million impact of the fair value adjustment on the conversion feature in our debt, our other expense increased $0.4 million.  This increase was primarily due to decreased interest income as a result of interest rate changes.

Our second quarter 2010 income tax benefit was $0.1 million compared with $0.7 million of benefit in the second quarter of 2009.  Excluding the $0.6 million tax effect of other comprehensive income gains in 2009, our income tax benefit remained consistent with 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Summary

Our revenues for the first six months of 2010 increased to $254.1 million compared with $226.6 million in the first six months of 2009.  This increase was primarily driven by a $28.8 million increase in our coal segment revenues primarily due to the customer shutdowns, price increases under existing coal supply agreements, and the start of new agreements including the new cost-plus contract with our Rosebud Mine’s Unit 1&2 buyers.  The above increases in our coal segment revenues were offset with a decrease in our power segment revenues of $1.3 million related to a decrease in megawatt hours sold as a result of unplanned outages.

Our net loss applicable to common shareholders for the first six months of 2010 decreased to $2.3 million compared with a $12.9 million loss in the first six months of 2009.  Excluding the $0.5 million of loss in the first six months of 2010 and the $5.9 million of income in the first six months of 2009 discussed in Items that Affect Comparability of Our Results, our net loss decreased by $17.0 million.  The primary factors, in aggregate, driving this decrease in net loss were:

•                  An $11.3 million increase in our coal segment operating income.  This increase was primarily driven by the price increases, new agreements and the customer shutdowns.  This increase was partially offset by $0.8 million of reduced income from our Indian Coal Tax Credit monetization transaction;

•                  A $9.0 million decrease in heritage costs primarily due to the agreement we entered into to modernize the method by which prescription drugs are provided to our retirees.  In addition, while we continue to work towards further heritage cost reductions, selling and administrative costs decreased due to significant cost containment efforts in the first six months of 2009.  Finally, we experienced a favorable change in the valuation of our Black Lung liabilities due to changes in discount rates;

•                  A $2.7 million decrease in our power segment operating income resulting primarily from decreased megawatt hours sold and increased maintenance expenses as a result of unplanned outages and a planned maintenance outage;

•                  A $1.6 million unfavorable noncontrolling interest adjustment driven by losses from a partially owned consolidated coal segment subsidiary; and

•                  A $1.1 million increase in other income primarily due to gains on securities.

Coal Segment

The following table shows comparative coal revenues, operating income and production, and percentage changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Revenues	$210,008	$181,182	$28,826	15.9%
Operating income	13,075	1,751	11,324	646.7%
Tons sold - millions of equivalent tons	12.3	11.8	0.5	4.2%

Our coal segment revenues for the first six months of 2010 increased to $210.0 million, compared with $181.2 million in the first six months of 2009.  Our coal segment revenues increased primarily due to the 0.5 million increase in tons sold due to the customer shutdowns, price increases under existing coal supply agreements, and the start of new agreements including the new cost-plus contract with our Rosebud Mine’s Unit 1&2 buyers.

Our coal segment’s operating income increased to $13.1 million in the first six months of 2010, compared to $1.8 million in the first six months of 2009.  This $11.3 million increase was primarily driven by the customer shutdowns, price increases and new agreements described above.  This increase was partially offset by $0.8 million of reduced income from our Indian Coal Tax Credit monetization transaction primarily due to lower tonnages at our Absaloka Mine.

Power Segment

The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Revenues	$44,063	$45,395	$(1,332)	(2.9)%
Operating income	5,477	8,170	(2,693)	(33.0)%
Megawatts hours - thousands	802	818	(16)	(2.0)%

Our power segment revenues for the first six months of 2010 decreased to $44.1 million compared to $45.4 million in the first six months of 2009.  This decrease occurred primarily by decreased megawatt hours sold as a result of unplanned outages.

Our power segment’s operating income decreased to $5.5 million in the first six months of 2010 compared to $8.2 million in the first six months of 2009.  This $2.7 million decrease was primarily from decreased megawatt hours sold and increased maintenance expenses as a result of unplanned outages and a planned maintenance outage.

Heritage Segment

The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Health care benefits	$4,619	$10,948	$(6,329)	(57.8)%
Combined benefit fund payments	1,512	1,604	(92)	(5.7)%
Workers’ compensation benefits	365	301	64	21.3%
Black lung benefits	813	1,155	(342)	(29.6)%
Total heritage health benefit expenses	7,309	14,008	(6,699)	(47.8)%

Selling and administrative costs	707	2,121	(1,414)	(66.7)%
Interest income (expense), net	99	57	42	73.7%
Other income	97	—	97	0.0%
Heritage segment operating loss	$7,820	$16,072	$(8,252)	(51.3)%

Our heritage operating expenses for the first six months of 2010 were $7.8 million compared to $16.1 million in the first six months of 2009.  Excluding the heritage settlement of $0.8 million in the first six months of 2009 discussed in Items that Affect Comparability of Our Results, our heritage segment operating expenses decreased by $9.0 million.  This decrease was primarily due to the agreement we entered into to modernize the method by which prescription drugs are provided to our retirees.  In addition, while we continue to work towards further heritage cost reductions, selling and administrative costs decreased due to significant cost containment efforts in the first six months of 2009.  Finally, we experienced a favorable change in the valuation of our Black Lung liabilities due to changes in discount rates.

Corporate Segment

Our corporate segment’s operating expenses for the first six months of 2010 decreased to $3.9 million compared to $4.4 million in the first six months of 2009.  This decrease related to ongoing cost control efforts.

Other income (expense) and income tax benefit

Our other expense for the first six months of 2010 increased to $9.8 million compared with $5.8 million of expense for the first six months of 2009.  Excluding the $4.5 million impact of the fair value adjustment on derivatives and related amortization of debt discount discussed in Items that Affect Comparability of Our Results, our other expense decreased $0.4 million.  This decrease was primarily due to gains on securities, offset with decreased interest income as a result of unfavorable interest rates.

Our income tax benefit was $0.1 million in the first six months of 2010 compared with $1.2 million of benefit in the first six months of 2009.  Excluding the $1.2 million tax effect of other comprehensive income gains discussed in Items that Affect Comparability of our Results, our income tax benefit remained consistent with 2009.

Liquidity and Capital Resources

We have suffered recurring losses from operations, have violated debt covenants, have a working capital deficit, and have a net capital deficiency.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.

WRI was not in compliance with the net worth requirement contained in its Business Loan Agreement at April 30, 2010, and does not expect to meet this requirement for at least the next twelve months.  As a result of this non-compliance, the interest rates on WRI’s term debt and revolving line of credit were increased 1% (to 8% and 7%, respectively, at June 30, 2010).  These increased interest rates will continue as long as the non-compliance with the net worth requirement exists.  This non-compliance is not considered an event of default under the Business Loan Agreement and WRI therefore classified its term debt as a noncurrent liability.  WRI’s non-compliance with the net worth requirement in its Business Loan Agreement triggers a cross default in our convertible notes.  On August 2, 2010, we obtained a waiver from our convertible notes lenders regarding this cross default, and thus also classified our convertible notes as noncurrent liabilities at June 30, 2010.  This waiver states that the convertible notes lenders waive their rights with this cross default as long as WRI’s non-compliance with its net worth requirement is not considered an event of default.  In consideration of this waiver, the interest rate on the convertible notes increased 1% on July 1, 2010 to 10%.

As a result of a decrease in our heritage health benefit costs, our ability to access funds from WRI’s revolving line of credit and an increase in WRI’s term debt; we anticipate that our cash from operations and available borrowing capacity will be sufficient to meet our cash requirements for the foreseeable future.  We project that the margin by which we will be able to meet our cash requirements will increase over the remainder of 2010. Our projections assume the following:

•                  a significant increase in tons delivered and an increase in our power segments profits in 2010 (following the customer shutdowns in the second and third quarters of 2009 and also an unanticipated shutdown at ROVA in the fourth quarter of 2009); and

•                  WRI’s renewal of its associated revolving line of credit prior to its November 18, 2010 expiration.  WRI is currently in discussions with its lender concerning this renewal.

We do not currently expect to rely on proceeds from sales of assets or securities or other capital-raising transactions in order to satisfy our liquidity needs during the remainder of 2010 or thereafter.

Our primary sources of cash include sales of our coal and power production to customers and borrowings under our credit facilities or other financing arrangements.  We generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations through cash generated from operations or borrowings under our credit facilities.

Consolidated cash and cash equivalents at June 30, 2010 included (in thousands):

WML	$5,423
Westmoreland Risk Management	3,555
ROVA	917
Westmoreland Resources Inc.	605
Other	186
Total consolidated cash and cash equivalents	$10,686

Amounts outstanding, availability and average borrowings under the revolving lines of credit of our subsidiaries, at June 30, 2010, are as follows:

	Total Line of Credit	Amounts Outstanding	Letters of Credit	Availability	Average 2010 Borrowings
	(In millions)
WML	$25.0	$—	$1.9	$23.1	$1.1
WRI	20.0	15.0	—	5.0	14.4
ROVA	6.0	—	—	6.0	1.9
	$51.0	$15.0	$1.9	$34.1	$17.4

The cash at WML and ROVA are available to us through quarterly distributions.  However, the loan agreements of WML and ROVA require debt service accounts and impose timing and other restrictions on the ability of ROVA and WML to distribute funds to us.  Based on ROVA’s debt service requirements, we do not anticipate a dividend from ROVA for the foreseeable future, as ROVA’s operating cash will be used to fund its debt.  Additionally, the WML and ROVA revolving lines of credit are only available to fund the operations of those respective subsidiaries.  WRI can distribute cash drawn from its revolving line of credit to us through dividends.  Because the WRI loan agreement imposes fewer restrictions on the ability of WRI to make distributions to us, WRI has been a significant source of liquidity for us.  The cash at Westmoreland Risk Management, our captive insurance subsidiary, is available to us through dividends, subject to maintaining a statutory minimum level of capital, which was $0.1 million at June 30, 2010.

The following are the primary factors impacting our liquidity:

•                  Our heritage health benefit obligations are funded by distributions from our operating subsidiaries.  Our heritage health benefit costs consist of payments for various types of postretirement medical benefits.  We significantly reduced our heritage health benefit obligations through plan amendments which modernized the method by which prescription drugs are provided to retirees.

Our pension obligations are funded by both the Parent and subsidiary operations.   Funds contributed to the pension plans by our subsidiaries reduce distributions available to us.  While one of our pension plans was frozen in 2009, we are still required to make significant contributions to our plans as a result of the significant declines in the value of our trust assets in 2009.  Under certain circumstances, we are able to make a portion of these contributions in the form of Company stock.

The following table summarizes expenditures and contributions for our heritage health benefits and pension obligations:

	Year-to-date 2010 Actual	Remainder of 2010 Expected
	(In millions)
Postretirement medical benefits	$7.8	$5.6
Pension contributions (1)	2.5	8.3
CBF premiums	1.5	1.5
Workers’ compensation benefits	0.3	0.7

(1)          Of the 2010 pension contribution, $1.7 million was made through the contribution of Company stock.

•                  Our significant level of debt and limitations under current debt agreements, which limit the ability of our subsidiaries, WML and ROVA, to pay dividends to us.

•                  We anticipate that, as we permit additional areas for our mines during the remainder of 2010 to continue our operations, our bonding requirements will increase significantly and the cash collateral requirements will increase as well.

Historical Sources and Uses of Cash

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash provided by (used in):
Operating activities	$19,848	$18,391
Investing activities	(7,896)	(19,107)
Financing activities	(11,785)	(17,157)

Cash Flow from Operations

Cash provided by operating activities increased $1.5 million in the six months ended June 30, 2010, compared to the six months ended June 30, 2009.   The $12.2 million decrease in net loss significantly contributed to the increase in cash provided by operating activities in the six months ended June 30, 2010, which was offset by a $13.1 million decrease in cash receipts due to a scheduled decrease in the payments ROVA collects from its customer.

Cash used in investing activities decreased $11.2 million in the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  Additions to property, plant and equipment in the first six months of 2010 were $9.5 million compared to $15.9 million for the same period of 2009, which primarily contributed to the decrease in investing cash used. Reclamation deposits decreased due to the payment of a settlement for reclamation claims which also resulted in a decrease in cash used in investing activities.

Cash used in financing activities decreased by $5.4 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily as a result of $12.8 million in net debt repayments in the first six months of 2010 compared to $16.9 million of net debt repayments for the same period of 2009.

Our working capital deficit at June 30, 2010, decreased by $26.7 million to $48.3 million compared to a $75.0 million deficit at December 31, 2009, primarily as a result of a decrease in current installments of long-term debt and also a decrease in Other current liabilities due to the payment of a settlement for reclamation claims.

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

There were no material changes to our off-balance sheet arrangements during the six months ended June 30, 2010.  Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K.

Newly Adopted Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a description of recently issued and adopted accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our 2009 Form 10-K.  There have been no other material changes in our exposure to market risk since December 31, 2009.

ITEM 4

CONTROLS AND PROCEDURES

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.

Additionally, there have been no changes in internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

Please refer to the information contained in Note 16 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part I, Item 3 -  Legal Proceedings of our 2009 Form 10-K, which is responsive to this Item 1 and is incorporated herein by reference.  There have been no material developments with respect to our legal proceedings previously disclosed in our 2009 Form 10-K except as described in Note 16 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A

RISK FACTORS

We have disclosed under the heading “Risk Factors” in our 2009 Form 10-K and our Form 10-Q for the first quarter of 2010 filed May 10, 2010, the risk factors that we believe materially affect our business, financial condition or results of operations.  Except as provided below, there have been no material changes from the risk factors previously disclosed.  You should carefully consider the risk factors set forth in the 2009 Form 10-K and the first quarter Form 10-Q and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.  You should be aware that these risk factors and other information may not describe every risk facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.

Recent healthcare legislation contains amendments to the Black Lung Benefits Act that could adversely affect our financial condition and results of operations.

In March 2010, the Patient Protection and Affordable Care Act, or PPACA, was enacted, which contained an amendment to the Black Lung Benefits Act, or BLBA, reinstating provisions that were removed from the BLBA in 1981. The amendment provides that an eligible miner can be awarded total disability benefits if he can prove he worked 15 or more years in or around coal mines and has a totally disabling respiratory impairment. In addition, the amendment also provides for an automatic survivor benefit to be paid upon the death of a miner with an awarded federal black lung claim without the requirement to prove that the miner’s death was due to black lung disease. Both amendments are retroactive and applicable to claims filed as of January 1, 2005 and have and may continue to result in currently pending claimants being awarded benefits back to a start date that may be as far back as January 2, 2005. Through the first three months of the amendment’s effectiveness, we have experienced an increase in black lung claims over similar periods, including the automatic award of certain widow claims that fall under the new provisions. However, at a minimum, it takes several months for a claim to be awarded or denied and the Company’s liability to be determined.  As such, we have very limited experience from the first three months to determine the overall effect, if any, this increase in claims will have on the Company’s costs and liability.  In addition, we have incomplete information to determine whether this increase in claims constitutes a one-time spike in claims, or represents a future trend in black lung claims and eventual awards. We believe these amendments could give rise to increases in liabilities for claims from prior periods of time for retroactive costs, an increase in the number of claimants who are awarded benefits resulting in an increase in future funding requirements and an increase in administrative fees, including legal expenses, as a result of reviewing and defending an increased number of benefit claims. In addition, while we periodically perform evaluations of our black lung liability, using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others, the limited claim experience from the first three months of amendment effectiveness is insufficient to determine the potential increase in black lung liability due to the application of these new amendments. If the number or severity of claims increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our current assumptions, our profitability could be immediately impacted and ultimately our liquidity could be adversely affected if the black lung liability ultimately increases beyond the amounts in our black lung trust to pay for black lung benefits.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

The Company has accumulated but unpaid dividends on its preferred stock through and including July 1, 2010, in the amount of $19.3 million in the aggregate ($120.28 per preferred share or $30.07 per Depositary Share).  The Company is prohibited from paying preferred stock dividends because there are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated.  Under Delaware law, the Company is permitted to pay preferred stock dividends only out of its surplus or net profits and only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $160,129 at June 30, 2010).  In addition, pursuant to our outstanding convertible note purchase agreement, dividends may not be paid until such time as the notes are paid in full.

ITEM 6

EXHIBITS

10.1                         Restricted Stock Agreement for Director Grants under the 2007 Equity Incentive Plan.

10.2                           Restricted Stock Unit Agreement Granted under the 2007 Equity Incentive Plan.

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

WESTMORELAND COAL COMPANY

Date: August 9, 2010	/s/ Kevin A. Paprzycki

Kevin A. Paprzycki
Chief Financial Officer
(A Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Restricted Stock Agreement for Director Grants under the 2007 Equity Incentive Plan					X
10.2	Restricted Stock Unit Agreement Granted under the 2007 Equity Incentive Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X