Form 10-Q
period 2010-09-30
WESTMORELAND COAL Co
filed 2010-11-05
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2010: 11,128,929 shares of common stock, $2.50 par value.

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$16,070	$10,519
Receivables:
Trade	48,034	46,393
Contractual third-party reclamation receivables	10,664	7,257
Other	5,320	3,162

	64,018	56,812

Inventories	24,876	25,871
Other current assets	8,111	6,047

Total current assets	113,075	99,249

Property, plant and equipment:
Land and mineral rights	83,694	83,694
Capitalized asset retirement cost	125,828	134,821
Plant and equipment	499,169	486,238

	708,691	704,753
Less accumulated depreciation, depletion and amortization	(279,644)	(248,569)

Net property, plant and equipment	429,047	456,184

Advanced coal royalties	3,877	3,056
Reclamation deposits	71,094	73,067
Restricted investments and bond collateral	52,231	48,188
Contractual third-party reclamation receivables, less current portion	80,337	74,989
Deferred income taxes	2,336	2,341
Intangible assets, net of accumulated amortization of $8.4 million and $6.8 million at September 30, 2010, and December 31, 2009, respectively	7,171	8,781
Other assets	5,832	6,873

Total Assets	$765,000	$772,728

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$21,370	$41,089
Revolving lines of credit	16,900	16,400
Accounts payable and accrued expenses:
Trade	45,708	39,264
Production taxes	28,016	24,510
Workers’ compensation	1,023	1,031
Postretirement medical benefits	14,501	14,501
SERP	306	306
Deferred revenue	14,215	8,760
Asset retirement obligations	16,545	15,513
Other current liabilities	5,819	12,851

Total current liabilities	164,403	174,225

Long-term debt, less current installments	201,876	197,206
Revolving lines of credit, less current portion	3,500	—
Workers’ compensation, less current portion	10,053	10,188
Excess of pneumoconiosis benefit obligation over trust assets	1,976	786
Postretirement medical benefits, less current portion	173,670	175,722
Pension and SERP obligations, less current portion	17,029	26,827
Deferred revenue, less current portion	77,647	84,243
Asset retirement obligations, less current portion	231,976	229,102
Intangible liabilities, net of accumulated amortization $9.0 million at September 30, 2010, and $7.7 million at December 31, 2009, respectively	9,039	10,300
Other liabilities	7,578	5,928

Total liabilities	898,747	914,527

Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 160,129 shares at September 30, 2010, and December 31, 2009	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares;
Issued and outstanding 11,104,952 shares at September 30, 2010, and 10,345,927 shares at December 31, 2009	27,761	25,864
Other paid-in capital	97,763	91,432
Accumulated other comprehensive loss	(30,778)	(31,223)
Accumulated deficit	(224,958)	(226,215)

Total Westmoreland Coal Company shareholders’ deficit	(130,052)	(139,982)
Noncontrolling interest	(3,695)	(1,817)

Total deficit	(133,747)	(141,799)

Total Liabilities and Shareholders’ Deficit	$765,000	$772,728

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenues	$124,080	$112,404	$378,152	$338,982

Cost, expenses and other:
Cost of sales	94,208	95,434	296,366	282,867
Depreciation, depletion and amortization	10,964	11,533	33,435	32,561
Selling and administrative	8,930	10,214	28,578	31,820
Heritage health benefit expenses	4,241	7,438	11,550	21,446
Loss (gain) on sales of assets	165	(12)	256	(58)
Other operating income	(2,267)	(2,452)	(6,519)	(9,249)

	116,241	122,155	363,666	359,387

Operating income (loss)	7,839	(9,751)	14,486	(20,405)

Other income (expense):
Interest expense	(5,756)	(5,755)	(17,245)	(17,271)
Interest income	603	684	1,380	2,362
Other income	17	1,698	907	5,782

	(5,136)	(3,373)	(14,958)	(9,127)

Income (loss) before income taxes	2,703	(13,124)	(472)	(29,532)
Income tax expense (benefit) from operations	285	(4,210)	149	(5,406)

Net income (loss)	2,418	(8,914)	(621)	(24,126)
Less net loss attributable to noncontrolling interest	(435)	(1,417)	(1,878)	(4,447)

Net income (loss) attributable to the Parent company	2,853	(7,497)	1,257	(19,679)
Less preferred stock dividend requirements	340	340	1,020	1,020

Net income (loss) applicable to common shareholders	$2,513	$(7,837)	$237	$(20,699)

Net income (loss) per share applicable to common shareholders:
Basic	$0.23	$(0.77)	$0.02	$(2.10)
Diluted	0.23	(0.77)	0.02	(2.10)

Weighted average number of common shares outstanding:
Basic	10,849	10,244	10,676	9,850
Diluted	10,911	10,244	10,758	9,850

Net income (loss) (from above)	$2,418	$(8,914)	$(621)	$(24,126)
Other comprehensive income (loss):
Amortization of accumulated actuarial losses and transition obligations, pension	332	270	996	1,574
Adjustment of accumulated actuarial losses and transition obligations, pension	—	—	—	(2,186)
Amortization of accumulated actuarial gains and transition obligations, postretirement medical benefits	(68)	1,770	(206)	5,368
Effect of pension plan freeze		10,670	—	10,670
Effect of postretirement plan amendments		15,426	—	15,426
Effect of postretirement discount rate changes		(16,136)	—	(16,136)
Unrealized and realized loss (gain) on available-for-sale securities	262	360	(345)	708

Comprehensive income (loss)	$2,944	$3,446	$(176)	$(8,702)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Deficit
Nine Months Ended September 30, 2010
(Unaudited)

	Class A
	Convertible			Accumulated			Total
	Exchangeable			Other		Non-	Shareholders’
	Preferred	Common	Other Paid-	Compre-	Accumulated	controlling	Equity
	Stock	Stock	In Capital	hensive Loss	Deficit	Interest	(Deficit)
	(In thousands)
Balance at December 31, 2009 (160,129 preferred shares and 10,345,927 common shares outstanding)	$160	$25,864	$91,432	$(31,223)	$(226,215)	$(1,817)	$(141,799)

Common stock issued as compensation (281,525 shares)	—	703	2,503	—	—	—	3,206

Common stock options exercised (2,500 shares)	—	6	2	—	—	—	8
Contributions of Company stock to pension plan assets (475,000 shares)	—	1,188	3,826	—	—	—	5,014

Net income (loss)	—	—	—	—	1,257	(1,878)	(621)
Amortization of accumulated actuarial losses and transition obligations, pension	—	—	—	996	—	—	996
Amortization of accumulated actuarial gains and transition obligations, postretirement medical benefits	—	—	—	(206)	—	—	(206)

Unrealized and realized gains on available-for-sale securities	—	—	—	(345)	—	—	(345)

Balance at September 30, 2010 (160,129 preferred shares and 11,104,952 common shares outstanding)	$160	$27,761	$97,763	$(30,778)	$(224,958)	$(3,695)	$(133,747)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(621)	$(24,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	33,435	32,561
Accretion of asset retirement obligation and receivable	8,687	7,482
Non-cash tax benefits	—	(5,712)
Amortization of intangible assets and liabilities, net	348	290
Share-based compensation	3,206	1,843
Loss (gain) on sales of assets	256	(58)
Non-cash interest expense	1,236	1,090
Amortization of deferred financing costs	1,691	1,476
Loss (gain) on impairment and sales of investment securities	(604)	412
Gain on derivative instruments	(132)	(5,948)
Changes in operating assets and liabilities:
Receivables, net	(3,916)	13,364
Inventories	995	(2,716)
Excess of pneumoconiosis benefit obligation over trust assets	1,190	1,868
Accounts payable and accrued expenses	10,715	(6,314)
Deferred revenue	(1,141)	10,012
Accrual for workers’ compensation	(143)	(391)
Asset retirement obligation	(4,543)	(551)
Accrual for postretirement medical benefits	(2,258)	6,566
Pension and SERP obligations	(3,789)	2,608
Other assets and liabilities	(7,028)	(6,240)

Net cash provided by operating activities	37,584	27,516

Cash flows from investing activities:
Additions to property, plant and equipment	(15,645)	(24,171)
Change in restricted investments and bond collateral and reclamation deposits	(4,118)	(4,561)
Net proceeds from sales of assets	389	929
Proceeds from the sale of investments	2,307	796
Receivable from customer for property and equipment purchases	117	(364)

Net cash used in investing activities	(16,950)	(27,371)

Cash flows from financing activities:
Change in book overdrafts	(1,389)	(602)
Repayments of long-term debt	(17,702)	(29,418)
Borrowings on revolving lines of credit	122,100	57,816
Repayments of revolving lines of credit	(118,100)	(48,916)
Debt issuance costs	—	(56)
Exercise of stock options	8	—

Net cash used in financing activities	(15,083)	(21,176)

Net increase (decrease) in cash and cash equivalents	5,551	(21,031)
Cash and cash equivalents, beginning of period	10,519	39,941

Cash and cash equivalents, end of period	$16,070	$18,910

Non-cash transactions:
Capital leases	$866	$8,984
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
The Company’s Absaloka Mine is owned by its subsidiary Westmoreland Resources, Inc., or WRI. The right to mine coal at the Absaloka Mine has been subleased to an affiliated entity whose operations the Company controls. The Beulah, Jewett, Rosebud, and Savage Mines are owned through the Company’s subsidiary Westmoreland Mining LLC, or WML.
These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, or the 2009 Form 10-K. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in its 2009 Form 10-K. Most of the descriptions of the accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.
The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
WRI was not in compliance with the net worth requirement contained in its Business Loan Agreement at April 30, 2010 and does not expect to meet this requirement for at least the next twelve months. As a result of this non-compliance, the interest rates on WRI’s term debt and revolving line of credit were increased 1% (to 8% and 7%, respectively, at September 30, 2010). These increased interest rates will continue as long as the non-compliance with the net worth requirement exists. This non-compliance is not considered an event of default under the Business Loan Agreement and WRI has therefore classified its term debt as a noncurrent liability. WRI’s non-compliance with the net worth requirement in its Business Loan Agreement triggers a cross default in the Company’s convertible notes. On August 2, 2010, the Company obtained a waiver from its convertible notes lenders regarding this cross default, and thus classified its convertible notes as noncurrent liabilities at September 30, 2010. This waiver states that the convertible notes lenders waive their rights with this cross default as long as WRI’s non-compliance with its net worth requirement is not considered an event of default. In consideration of this waiver, the interest rate on the convertible notes increased 1% on July 1, 2010 to 10%. See Note 5 for additional information on the covenant non-compliance.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The Company is a holding company, also referred to as the Parent, and conducts its operations through subsidiaries, which generally have obtained separate financing. The Company has significant cash requirements to fund its ongoing heritage health benefit costs and corporate overhead expenses. The principal sources of cash flow to the Parent are distributions from its principal operating subsidiaries. Both WML and ROVA have a credit agreement that contains restrictions on the ability of such subsidiary to contribute funds to the Company in the form of dividends. Based on ROVA’s debt service requirements, the Company does not anticipate a dividend from ROVA for the foreseeable future, as all of ROVA’s operating cash will be used to fund its debt. The WRI loan agreement permits dividends to be paid by WRI to the Parent with fewer restrictions, allowing more flexibility in the timing and amount of dividends.
The following are the primary factors impacting the Company’s liquidity:
•	The Company’s heritage health benefit obligations are funded by distributions from its operating subsidiaries. The Company’s heritage health benefit costs consist of payments for various types of postretirement medical benefits. Due to plan amendments that were implemented through April 2010, which modernized the method by which prescription drugs are provided to retirees, the Company significantly reduced its heritage health benefit obligations.
•	Pension obligations are funded primarily by the Company’s subsidiary operations. Funds contributed to the pension plans by the Company’s subsidiaries reduce distributions available to the Parent. While the Company froze one of its pension plans in 2009, it is still required to make significant contributions to the plans as a result of the significant decline in the value of its trust assets in 2009. Under certain circumstances, the Company is able to make a portion of these contributions in the form of Company stock.
•	The Company has significant levels of debt and related restrictions under current debt agreements, which limit the ability of its subsidiaries, WML and ROVA, to pay dividends to the Parent.
•	The Company anticipates that, as it permits additional mining areas to provide for on-going operations, its bonding requirements will increase significantly and the cash collateral requirements will increase as well.
As a result of significant increases in operating profits, a decrease in the Company’s heritage health benefit costs, its ability to access funds from WRI’s revolving line of credit and an increase in WRI’s term debt, the Company anticipates that its cash from operations and available borrowing capacity will be sufficient to meet its cash requirements for the foreseeable future. The Company projects that the margin by which it will be able to meet its cash requirements will increase over the remainder of 2010 and into 2011. The Company’s projections assume WRI’s renewal of its revolving line of credit prior to its November 18, 2010 expiration. WRI is currently in discussions with its lender concerning this renewal.
The Company believes it can satisfy its liquidity needs for the foreseeable future without relying on proceeds from sales of assets or securities or other capital-raising transactions.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
In January 2010, the FASB issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this guidance effective January 1, 2010. However, none of the specific additional disclosures were applicable at September 30, 2010.
3. INVENTORIES
Inventories consisted of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Coal	$1,340	$1,158
Materials and supplies	24,115	25,713
Reserve for obsolete inventory	(579)	(1,000)

Total	$24,876	$25,871

4. RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consists of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Coal Segment:
Westmoreland Mining — debt reserve account	$5,064	$5,064
Reclamation bond collateral:
Rosebud Mine	12,422	12,462
Absaloka Mine	10,935	9,228
Jewett Mine	2,253	1,502
Beulah Mine	1,270	1,270

Power Segment:
Debt protection account	7,472	8,104
Repairs and maintenance account	800	—
Ash reserve account	601	600

Corporate Segment:
Workers’ compensation bonds	6,329	6,118
Postretirement medical benefit bonds	5,085	3,840

Total restricted investments and bond collateral	$52,231	$48,188

For all of its restricted investments and bond collateral accounts, the Company can select from limited fixed-income investment options for the funds and receive the investment returns on these investments. Funds in the restricted investment and bond collateral accounts are not available to meet the Company’s cash needs.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at September 30, 2010 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$35,931	$35,931
Time deposits	10,576	10,576
Held-to-maturity securities	2,787	3,205
Available-for-sale securities	2,937	2,937

	$52,231	$52,649

The Company recorded a $0.1 million gain during the nine months ended September 30, 2010 on the sale of available-for-sale securities held as restricted investments and bond collateral.
Pursuant to the terms of its loan agreement with Prudential, ROVA’s debt service coverage ratio determines the funding levels within its debt protection accounts. These funding levels fall into a waterfall calculation, which indicates the priority to which funds are to be applied. The waterfall calculation allows an underfunding of debt protection accounts as long as funds are applied according to the loan agreement. Following its July 30, 2010 debt service coverage ratio calculation, the loan agreement indicated a funding level of six months of subsequent debt service reserves to be maintained at ROVA’s next funding date of October 29, 2010. As of October 29, 2010, ROVA’s debt service reserves were fully funded.
Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral
The amortized cost, gross unrealized holding gains and fair value of held-to-maturity securities at September 30, 2010, is as follows (in thousands):

Amortized cost	$2,787
Gross unrealized holding gains	418

Fair value	$3,205

Maturities of held-to-maturity securities are as follows at September 30, 2010:

	Amortized Cost	Fair Value
	(In thousands)
Due in five years or less	$644	$742
Due after five years to ten years	751	904
Due in more than ten years	1,392	1,559

	$2,787	$3,205

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at September 30, 2010, is as follows (in thousands):

Cost basis	$2,566
Gross unrealized holding gains	371

Fair value	$2,937

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
5. LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Company’s lines of credit and long-term debt consist of the following:

	Total Debt Outstanding
	September 30,	December 31,
	2010	2009
	(In thousands)
Westmoreland Mining, LLC:
Revolving line of credit	$—	$—
Term debt	125,000	125,000
Capital lease obligations	19,235	22,360
Other term debt	482	1,463
Westmoreland Resources, Inc.:
Revolving line of credit	16,900	16,400
Term debt	10,200	12,000
Capital lease obligations	8,287	9,864
ROVA:
Revolving line of credit	3,500	—
Term debt	46,220	55,575
Debt premiums	532	880
Corporate:
Convertible notes	18,495	17,258
Debt discount	(5,205)	(6,105)

Total debt outstanding	243,646	254,695
Less current portion	(38,270)	(57,489)

Total debt outstanding, less current portion	$205,376	$197,206

The following table presents aggregate contractual debt maturities of all long-term debt and the lines of credit at September 30, 2010 (in thousands):

Remainder of 2010	$19,385
2011	25,013
2012	32,332
2013	54,848
2014	33,936
Thereafter	82,805

Total	248,319
Less: debt discount	(4,673)

Total debt	$243,646

Westmoreland Mining LLC
In the nine months ended September 30, 2010, WML repaid $5.0 million of its capital lease obligations and other term debt. WML entered into capital lease agreements in the amount of $0.9 million for the nine months ended September 30, 2010. The weighted average interest rate for WML’s capital leases and other term debt was 7.92% and 6.33%, respectively, at September 30, 2010.
The available balance on the $25.0 million revolving line of credit at September 30, 2010, was $23.1 million. The revolving line of credit supports a $1.9 million letter of credit, which reduces the available balance. The interest rate on the revolving line of credit was 3.75% at September 30, 2010.
WML’s lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants. As of September 30, 2010, WML was in compliance with all covenants.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Westmoreland Resources, Inc.
In the nine months ended September 30, 2010, WRI repaid $3.4 million of its outstanding term debt and capital lease obligations. WRI did not enter into any capital lease or other debt agreements during the nine months ended September 30, 2010. The weighted average interest rate for WRI’s capital leases was 7.57% at September 30, 2010. Interest on WRI’s term debt and its revolving line of credit was 8.0% and 7.0%, respectively, at September 30, 2010.
The balance outstanding on WRI’s $20.0 million revolving line of credit at September 30, 2010 was $16.9 million. At September 30, 2010, the WRI revolving line of credit had unused borrowings of $3.1 million. The maturity date for this revolving line of credit is November 18, 2010. WRI is currently in discussions with its lender concerning the renewal of its revolving line of credit prior to its expiration.
WRI’s Business Loan Agreement requires it to comply with numerous covenants and minimum financial ratio requirements primarily related to debt coverage, tangible net worth, capital expenditures, and operations. Primarily as a result of unfavorable market conditions driving decreases in tonnages sold, WRI was not in compliance with the net worth requirement contained in its Business Loan Agreement at April 30, 2010 and does not expect to meet this requirement for at least the next twelve months. As a result of this non-compliance, the interest rates on WRI’s term debt and revolving line of credit were increased 1% (to 8% and 7%, respectively, at September 30, 2010). These increased interest rates will continue as long as the non-compliance with the net worth requirement exists. This non-compliance is not considered an event of default under the Business Loan Agreement and WRI has therefore classified its term debt as a noncurrent liability. As of September 30, 2010, WRI was in compliance with all covenants, with the exception of the net worth requirement.
ROVA
In the nine months ended September 30, 2010, ROVA repaid $9.4 million of its outstanding fixed rate term debt. The weighted average interest rate on the fixed rate term debt was 9.93% at September 30, 2010.
ROVA’s $6.0 million revolving line of credit had an outstanding balance of $3.5 million at September 30, 2010. At September 30, 2010, the ROVA revolving line of credit had unused borrowings of $2.5 million. Interest on the revolving line of credit is payable quarterly at the three-month LIBOR rate plus 1.375% (1.67% per annum at September 30, 2010).
The fixed rate term debt and the revolving line of credit are secured by a pledge of the quarterly cash distributions from ROVA. ROVA is required to comply with numerous loan covenants primarily related to interest and fixed charge coverage and its operations. As of September 30, 2010, ROVA was in compliance with such covenants.
Convertible Debt
The Company paid interest in kind on its senior secured convertible notes through the issuance of $1.2 million of additional notes during the nine months ended September 30, 2010. This resulted in an additional 123,644 shares of common stock being issuable on conversion of the convertible notes at a conversion price of $10.00 per share, bringing the total to 1,849,453 shares at September 30, 2010. The Company can continue to pay interest in kind as long as the balance of the convertible notes remains below $18.8 million. The balance of the convertible notes as of September 30, 2010 was $18.5 million, and thus the Company will not be able to pay interest in kind beyond the fourth quarter of 2010. The convertible notes mature on March 4, 2013.
The note purchase agreement contains affirmative and negative covenants. The notes may be declared immediately due and payable upon the occurrence of certain events of default, and the notes are immediately due and payable without declaration upon the occurrence of other events of default. WRI’s non-compliance with the net worth requirement in its Business Loan Agreement triggers a cross default in the Company’s convertible notes. On August 2, 2010, the Company obtained a waiver from its lenders regarding this cross default, and thus classified its convertible notes as noncurrent liabilities at September 30, 2010. This waiver states that the convertible notes lenders waive their rights with this cross default as long as WRI’s non-compliance with its net worth requirement is not considered an event of default. In consideration of this waiver, the interest rate on the convertible notes increased 1% on July 1, 2010 to 10%. As of September 30, 2010, the Company was in compliance with all covenants, with the exception of the cross default that has been waived.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
6. PENSION AND POSTRETIREMENT MEDICAL BENEFITS
Pension
The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements. The Company froze its pension plan for non-union employees in 2009.
The Company incurred net periodic benefit costs of providing these pension benefits during the three and nine months ended September 30, 2010 and 2009, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$147	$115	$458	$1,462
Interest cost	1,168	1,142	3,505	3,699
Expected return on plan assets	(1,092)	(857)	(3,277)	(2,501)
Amortization of deferred items	332	270	996	1,574
Curtailment loss	—	204	—	204

Total net periodic benefit cost	$555	$874	$1,682	$4,438

The Company is required by a WML loan covenant to ensure that by 8.5 months after the end of the plan year, the value of its pension assets are at least 90% of the plan’s year end actuarially determined pension liability. The Company was in compliance with this loan covenant as of September 30, 2010.
The Company contributed $5.3 million in cash and $5.0 million in Company stock to its retirement plans in the nine months ended September 30, 2010. The Company expects to make approximately $0.6 million of pension plan contributions during the remainder of 2010.
Postretirement Medical Benefits
The Company provides postretirement medical benefits to retired employees and their dependents, mandated by the Coal Industry Retiree Health Benefit Act of 1992 and pursuant to collective bargaining agreements. The Company also provides these benefits to qualified full-time employees pursuant to collective bargaining agreements.
The Company incurred net periodic benefit costs of providing postretirement medical benefits during the three and nine months ended September 30, 2010 and 2009, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$133	$184	$403	$631
Interest cost	2,625	4,055	7,874	12,430
Amortization of deferred items	(68)	1,770	(206)	5,368

Total net periodic benefit cost	$2,690	$6,009	$8,071	$18,429

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The following table shows the net periodic medical benefit costs that relate to current operations and former mining operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Former mining operations	$2,311	$5,555	$6,935	$16,844
Current operations	379	454	1,136	1,585

Total net periodic benefit cost	$2,690	$6,009	$8,071	$18,429

The costs for the former mining operations are included in Heritage health benefit expenses and the costs for current operations are included as operating expenses.
The Company expects to pay approximately $3.4 million for postretirement medical benefits during the remainder of 2010, net of Medicare Part D reimbursements. A total of $3.4 million and $11.2 million were paid in the three and nine months ended September 30, 2010, respectively, net of Medicare Part D reimbursements.
On March 23, 2010, the Patient Protection and Affordable Care Act, or PPACA, was signed into law, potentially impacting the Company’s costs to provide healthcare benefits to its retired employees. The PPACA has both short-term and long-term implications on healthcare benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018. The Company is currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on its employee healthcare plans and the resulting costs. Accordingly, as of September 30, 2010, the Company has not made any changes to the assumptions used to determine its postretirement medical benefit obligation. The Company will continue to evaluate the impact of the PPACA in future periods as additional information and guidance becomes available.
Pneumoconiosis (Black Lung) Benefits
The PPACA also amended previous legislation related to black lung disease, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. Since the legislation passed on March 23, 2010, the Company has experienced a significant increase in claims filed compared to the corresponding period in prior years. However, the Company has not been able to determine what, if any, additional impact may result from these claims due to lack of claims experience under the new legislation and court rulings interpreting the new provisions. The Company will continue to evaluate the impact of the PPACA in future periods as additional information, interpretations, guidance and claims experience becomes available.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
7. HERITAGE HEALTH BENEFIT EXPENSES
The caption Heritage health benefit expenses used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Health care benefits	$2,932	$5,777	$7,551	$16,725
Combined benefit fund payments	756	802	2,268	2,406
Workers’ compensation benefits	175	146	540	447
Black lung benefits	378	713	1,191	1,868

Total	$4,241	$7,438	$11,550	$21,446

The decrease in heritage health benefit expenses was primarily due to an agreement the Company entered into to modernize the method by which prescription drugs are provided to retirees.
8. ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLES, AND RECLAMATION DEPOSITS
The asset retirement obligations, contractual third-party reclamation receivables, and reclamation deposits for each of the Company’s mines and ROVA at September 30, 2010, are summarized below:

		Contractual Third-
	Asset Retirement	Party Reclamation	Reclamation
	Obligations	Receivables	Deposits
	(In thousands)
Rosebud	$123,611	$22,390	$71,094
Jewett	68,305	68,305	—
Absaloka	34,123	306	—
Beulah	19,167	—	—
Savage	2,612	—	—
ROVA	703	—	—

Total	$248,521	$91,001	$71,094

Asset Retirement Obligations
Changes in the Company’s asset retirement obligations during the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Asset retirement obligations, beginning of period	$244,615	$222,708
Accretion	14,830	13,072
Liabilities settled	(10,924)	(5,422)

Asset retirement obligations, end of period	248,521	230,358
Less current portion	(16,545)	(18,316)

Asset retirement obligations, less current portion	$231,976	$212,042

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Contractual Third-Party Reclamation Receivables
The Company has recognized an asset of $91.0 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.
During the nine months ended September 30, 2010, the Company increased its Contractual third-party reclamation receivables by $9.0 million due to a customer reclamation claim settlement. A corresponding decrease was recorded to Capitalized asset retirement cost.
Reclamation Deposits
The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at September 30, 2010 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$35,990	$35,990
Held-to-maturity securities	16,951	18,523
Time deposits	15,903	15,903
Available-for-sale securities	2,250	2,250

	$71,094	$72,666

The Company recorded a $0.6 million gain during the nine months ended September 30, 2010 on the sale of available-for-sale securities held as reclamation deposits.
Held-to-maturity and Available-for-sale Reclamation Deposits
The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at September 30, 2010, are as follows (in thousands):

Amortized cost	$16,951
Gross unrealized holding gains	1,573
Gross unrealized holding losses	(1)

Fair value	$18,523

Maturities of held-to-maturity securities at September 30, 2010, are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in five years or less	$3,388	$3,872
Due after five years to ten years	4,372	4,567
Due in more than ten years	9,191	10,084

	$16,951	$18,523

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at September 30, 2010 are as follows (in thousands):

Cost basis	$2,000
Gross unrealized holding gains	250

Fair value	$2,250

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
The Company’s warrant expired August 20, 2010.
The fair value of the conversion feature in the Company’s convertible debt instrument was determined using the following assumptions at September 30, 2010:

Stock Price	Bond Yield
$9.86	6.12
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying Consolidated Balance Sheet was as follows:

	Balance Sheet	September 30,	December 31,
Derivative Instruments	Location	2010	2009
	(In thousands)
Convertible debt — conversion feature	Other liabilities	$—	$—
Warrant	Other liabilities	—	30
The effect of derivative instruments not designated as hedging instruments on the accompanying Consolidated Statements of Operations was as follows:

		Three Months Ended		Nine Months Ended
	Statement of	September 30,		September 30,
Derivative Instruments	Operations Location	2010	2009	2010	2009
(In thousands)
Convertible debt — conversion feature	Other income	$—	$1,326	$102	$5,674
Warrant	Other income	—	160	30	274
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value:

	Fair Value at September 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$2,937	$—	$—	$2,937
Available-for-sale investments included in Reclamation deposits	2,250	—	—	2,250

Total assets	$5,187	$—	$—	$5,187

Liabilities:
Convertible debt — conversion feature	$—	$—	$—	$—
Warrant	—	—	—	—

Total liabilities	$—	$—	$—	$—

The following table summarizes the change in the fair values of the derivative instrument liabilities categorized as Level 3:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	(In thousands)
Beginning balance	$—	$30
Additional debt discount	—	102
Change in fair value	—	(132)

Ending balance	$—	$—

The Company calculates the fair value of its debt by using discount rate estimates based on interest rates as of September 30, 2010. The estimated fair values of the Company’s debt with fixed interest rates, excluding conversion feature values, are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2009	$192,608	$201,352
September 30, 2010	$185,042	$198,670
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The amount of dividends accumulated through and including October 1, 2010 and the redemption value of preferred shares are shown below:

			Extended Total
	Shares	Per Share	(in millions)
Dividends accumulated	160,129	$122.40	$19.6
Redemption value	160,129	$100.00	16.0

Total			$35.6

Restricted Net Assets
At September 30, 2010, the subsidiaries of the Parent had approximately $107.8 million of net assets that were not available to be transferred to the Parent in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries.
12.	RESTRICTED STOCK UNITS, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (SARs)
The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Recognition of fair value of restricted stock units, stock options, and stock appreciation rights over vesting period	$208	$226	$792	$471

Contributions of stock to the Company’s 401(k) plan	669	535	2,414	1,391
Compensation credit for performance units based on increases in the Company’s stock price	—	—	—	(19)

Total share-based compensation expense	$877	$761	$3,206	$1,843

Restricted Stock Units
A summary of restricted stock unit activity for the nine months ended September 30, 2010, is as follows:

			Weighted Average	Unamortized
			Grant-Date Fair	Compensation
	Units		Value	Expense
Non-vested at December 31, 2009	96,558		$8.36
Granted	157,833		$8.31
Vested	(44,755	)(1)	$9.14
Forfeited	(3,734)		$8.17

Non-vested at September 30, 2010	205,902		$8.16	$1,502,805	(2)

[1]	Common stock is issued upon vesting.

[2]	Expected to be recognized over the next three years.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Stock Options
Information with respect to stock option activity for the nine months ended September 30, 2010, is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate	Unamortized
	Stock	Average	Life	Intrinsic	Compensation
	Options	Exercise Price	(in years)	Value	Expense
Outstanding at December 31, 2009	354,224	$18.78
Exercised	(2,500)	$3.38		$16,588
Expired or forfeited	(2,834)	$21.40

Outstanding at September 30, 2010	348,890	$18.87	4.4	$—

Options exercisable at September 30, 2010	301,800	$18.48	3.9	$—	$410,620	(1)

[1]	Expected to be recognized over the next year.
Stock Appreciation Rights
Information with respect to stock appreciation rights, or SARs, activity for the nine months ended September 30, 2010, is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate	Unamortized
		Average Base	Life	Intrinsic	Compensation
	SARs	Price	(in years)	Value	Expense
Outstanding at December 31, 2009	155,334	$21.91
Outstanding at September 30, 2010	155,334	$21.91	3.7	$—

SARs exercisable at September 30, 2010	155,334	$21.91	3.7	$—	$—

13. EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, restricted stock units and warrants. No such items were included in the computation of diluted loss per share in the three or nine months ended September 30, 2009 because the Company incurred a loss from operations in each of these periods and the effect of inclusion would have been anti-dilutive.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The following table provides the basis for earnings (loss) per share calculations by presenting the income (loss) available to common shareholders of the Company and by reconciling basic and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Income (loss) for basic earnings per share calculation:
Net income (loss) allocated to common shareholders	$2,513	$(7,837)	$237	$(20,699)

Weighted average shares outstanding:
Basic weighted average shares outstanding	10,849	10,244	10,676	9,850
Effect of restricted stock units, stock options, SARs and warrants shares	62	—	82	—
Effect of convertible notes and securities	—	—	—	—

Diluted weighted average shares outstanding	10,911	10,244	10,758	9,850

The table below shows the number of shares that were excluded from the calculation of diluted income (loss) per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Convertible notes and securities	2,943	2,782	2,943	2,782
Restricted stock units, stock options, SARs, and warrant shares	649	817	628	817

Total shares excluded from diluted shares calculation	3,592	3,599	3,571	3,599

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
For the three and nine months ended September 30, 2009, the Company recorded a tax benefit of $4.5 million and $5.7 million, respectively, due to a non-cash income tax benefit related to gains recorded within other comprehensive income during the first nine months of 2009. Generally accepted accounting principles, or GAAP, require that all items be considered, including items recorded in other comprehensive income, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, the Company recorded a tax benefit on its loss from continuing operations, which was exactly offset by income tax expense on other comprehensive income.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
15. BUSINESS SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income.
The Company’s operations are classified into four segments: coal, power, heritage and corporate.
Summarized financial information by segment is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended September 30, 2010
Revenues	$100,482	$23,598	$—	$—	$124,080
Depreciation, depletion, and amortization	8,334	2,529	—	101	10,964
Operating income (loss)	8,869	5,059	(4,729)	(1,360)	7,839
Total assets	530,751	213,665	11,769	8,815	765,000
Capital expenditures	6,155	219	—	(272)	6,102
Three Months Ended September 30, 2009
Revenues	$91,708	$20,696	$—	$—	$112,404
Depreciation, depletion, and amortization	9,002	2,432	—	99	11,533
Operating income (loss)	(78)	680	(8,295)	(2,058)	(9,751)
Total assets	530,017	225,550	4,852	12,756	773,175
Capital expenditures	7,308	954	—	39	8,301
Nine Months Ended September 30, 2010
Revenues	$310,490	$67,662	$—	$—	$378,152
Depreciation, depletion, and amortization	25,565	7,588	—	282	33,435
Operating income (loss)	21,944	10,536	(12,745)	(5,249)	14,486
Total assets	530,751	213,665	11,769	8,815	765,000
Capital expenditures	13,752	1,349	—	544	15,645
Nine Months Ended September 30, 2009
Revenues	$272,891	$66,091	$—	$—	$338,982
Depreciation, depletion, and amortization	24,976	7,299	—	286	32,561
Operating income (loss)	1,674	8,850	(24,424)	(6,505)	(20,405)
Total assets	530,017	225,550	4,852	12,756	773,175
Capital expenditures	21,874	2,198	—	99	24,171
A reconciliation of segment income (loss) from operations to income (loss) before income taxes follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Income (loss) from operations	$7,839	$(9,751)	$14,486	$(20,405)
Interest expense	(5,756)	(5,755)	(17,245)	(17,271)
Interest income	603	684	1,380	2,362
Other income	17	1,698	907	5,782

Income (loss) before income taxes	$2,703	$(13,124)	$(472)	$(29,532)

16. CONTINGENCIES
The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. After conferring with counsel, it is the opinion of management that the ultimate resolution of pending claims will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our projection that the margin by which we will be able to meet our cash requirements will increase over the remainder of 2010 and into 2011, our expected increase in tons of coal to be delivered, increase in power segment profits, an expected decrease in heritage health benefit expenses, anticipated compliance with debt covenants and waiver agreement requirements, an expected decrease in pension expenses due to the pension freeze, an expected increase in our restricted investments and bond collateral, our expectation that we will not need to rely on proceeds from the sale of assets or securities or participate in other capital raising transactions to satisfy liquidity needs for the foreseeable future and our expectation that our cash from operations and available borrowing capacity will be sufficient to meet our cash requirements for the foreseeable future.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include political, economic, business, competitive, market, weather and regulatory conditions and the following:
•	changes in our postretirement medical benefit and pension obligations and the impact of the recently enacted healthcare legislation;
•	changes in our black lung obligations, changes in our experience related to black lung claims, and the impact of the recently enacted healthcare legislation;
•	our potential inability to renew WRI’s revolving line of credit by November 18, 2010;
•	our potential inability to expand or continue current coal operations due to limitations in obtaining bonding capacity for new mining permits;
•	our potential inability to maintain compliance with debt covenant and waiver agreement requirements;
•	the potential inability of our subsidiaries to pay dividends to us due to restrictions in our debt arrangements, reductions in planned coal deliveries or other business factors;
•	risks associated with the structure of ROVA’s contracts with its lenders, coal suppliers and power purchaser, which could dramatically affect the overall profitability of ROVA;
•	the effect of EPA inquiries and regulations on the operations of ROVA;
•	the effect of mark-to-market accounting on the conversion feature of our convertible debt due to volatility in our stock price;
•	the effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;
•	future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases; and
•	the other factors that are described in “Risk Factors” herein and under Part II, Item 1A and under Part I, Item 1A of the 2009 Form 10-K.
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
We are a holding company and conduct our operations through subsidiaries, which generally have obtained separate financing. We have significant cash requirements to fund our ongoing heritage health benefit costs and corporate overhead expenses. The principal sources of cash flow to us are distributions from our principal operating subsidiaries. Each of WML and ROVA has a credit agreement that contains restrictions on the ability of such subsidiary to contribute funds to us in the form of dividends. The WRI loan agreement permits dividends to be paid by WRI to us with fewer restrictions, allowing more flexibility in the timing and amounts of dividends.
Concerning our liquidity, we have significantly increased our operating profits and have decreased our heritage health benefit costs. As a result of this and our ability to access funds from WRI’s revolving line of credit (which is subject to renewal November 18, 2010) and an increase in WRI’s term debt; we anticipate that our cash from operations and available borrowing capacity will be sufficient to meet our cash requirements for the foreseeable future. We project that the margin by which we will be able to meet our cash requirements will increase over the remainder of 2010 and into 2011. For additional discussion, please refer to the Liquidity and Capital Resources later in this section.
Legislation Enacted
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The legislation, among other matters, requires mining companies to provide specific detailed information on health and safety violations on a mine-by-mine basis, and will require disclosure of payments made to foreign governments and the Federal Government to further the commercial development of minerals. We have made the required health and safety violation disclosures in Part II, Item 5 “Other Information.” Implementing regulations regarding government payment disclosures have not yet been adopted.
Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act, or PPACA was enacted, potentially impacting our costs to provide healthcare benefits to our active and retired employees and benefits related to black lung. The PPACA has both short-term and long-term implications on healthcare benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018. We are currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on our employee healthcare plans and the resulting costs. Accordingly, as of September 30, 2010, we have not made any changes to our assumptions used to determine our postretirement medical benefit obligation.
The PPACA reduces the tax benefits available to an employer that receives the Medicare Part D subsidy beginning in years ending after December 31, 2010. As a result of the PPACA, employers that receive the Medicare Part D subsidy will recognize the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage in the period in which the PPACA was enacted. Also in March 2010, a companion bill, the Reconciliation Act, was signed into law. The Reconciliation Act reduces the effect of the PPACA on affected employers by deferring for two years (until years ending after December 31, 2012) the reduced deductibility of the postretirement prescription drug coverage. Accounting for income taxes requires that the effect of adjusting the deferred tax asset for the elimination of this deduction be included in income from continuing operations. However, entities that have a full valuation allowance for this deferred tax asset would recognize a related decrease in the valuation allowance. As we have a full valuation allowance against the related deferred tax asset, this change in tax law regarding the Medicare Part D subsidy will not have an effect on our income from continuing operations. In addition, this change in the tax deduction does not affect the pre-tax expense or corresponding liability for postretirement prescription drug benefits.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
The PPACA also amended previous legislation related to black lung disease, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. Since the legislation passed on March 23, 2010, we have experienced a significant increase in claims filed compared to the corresponding period in prior years. However, we have not been able to determine what, if any, additional impact may result from these claims due to lack of claims experience under the new legislation and court rulings interpreting the new provisions.
We will continue to evaluate the impact of the PPACA in future periods as additional information, interpretations, guidance and claims experience becomes available.
Results of Operations
Items that Affect Comparability of Our Results
For the three and nine months ended September 30, 2010 and 2009, our results have included items that do not relate directly to ongoing operations. The income (expense) components of these items were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Fair value adjustment on derivatives and related amortization of debt discount	$(358)	$1,216	$(870)	$5,191
Heritage settlement	—	—	—	756

Impact (pre-tax)	$(358)	$1,216	$(870)	$5,947

Tax effect of other comprehensive income gains	$—	$4,527	$—	$5,712

Items recorded in the three and nine months ended September 30, 2010
•	In the three months ended September 30, 2010, we recorded $0.4 million of interest expense of a related debt discount.
•	In the nine months ended September 30, 2010, we recorded income of $0.1 million resulting from the mark-to-market accounting of the conversion feature in our convertible notes with $1.0 million of interest expense of a related debt discount.
Items recorded in the three and nine months ended September 30, 2009
•	In the three months ended September 30, 2009, we recorded income of $1.5 million resulting from the mark-to-market accounting of the conversion feature in our convertible notes with $0.3 million of interest expense of a related debt discount.
•	In the nine months ended September 30, 2009, we recorded income of $5.9 million resulting from the mark-to-market accounting of the conversion feature in our convertible notes with $0.8 million of interest expense of a related debt discount.
•	In the nine months ended September 30, 2009 we recorded a gain of $0.8 million related to a settlement of past heritage claims, as a result of efforts to reduce our heritage costs.
•	We recorded an income tax benefit in the three and nine months ended September 30, 2009 of $4.5 million and $5.7 million, respectively, related to a tax effect of other comprehensive income gains.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009
Summary
Our third quarter 2010 revenues increased to $124.1 million compared with $112.4 million in the third quarter of 2009. This increase was primarily driven by a $8.8 million increase in our coal segment revenues partly due to price increases under existing coal supply agreements and the start of new agreements including the new cost-plus contract with our Rosebud Mine’s Unit 1&2 buyers. In addition, we experienced customer shutdowns at our Rosebud and Beulah Mines during the third quarter of 2009, and comparable shutdowns did not occur during 2010. We refer to these shutdowns as “the customer shutdowns.” In addition, our power segment revenues increased $2.9 million related to an increase in megawatt hours sold as a result of a planned maintenance outage occurring during the third quarter of 2009. No comparable outage occurred in 2010.
Our third quarter 2010 net income applicable to common shareholders increased to $2.5 million compared with a $7.8 million loss in the third quarter of 2009. Excluding the $0.4 million of third quarter 2010 expense and the $5.7 million of third quarter 2009 income discussed in Items that Affect Comparability of Our Results, our net income increased by $16.4 million. The primary factors, in aggregate, driving this increase in net income were:
•	An $8.9 million increase in our coal segment operating income. This increase was primarily driven by price increases, new agreements, the customer shutdowns in 2009, and strong cost management performance;
•	A $4.4 million increase in our power segment operating income resulting primarily from increased megawatt hours sold and decreased maintenance expenses as a result of a planned maintenance outage that occurred in the third quarter of 2009;
•	A $3.6 million decrease in our heritage segment operating costs primarily due to an agreement we entered into to modernize the method by which prescription drugs are provided to our retirees. In addition, while we continue to work towards further heritage cost reductions, selling and administrative costs decreased due to reduced expenses associated with cost containment efforts. Finally, we experienced a favorable change in the valuation of our Black Lung liabilities due to changes in discount rates;
•	A $1.0 million decrease in the adjustment to reduce losses from a partially owned consolidated coal segment subsidiary; and
•	A $0.7 million decrease in our corporate segment operating expenses due to ongoing cost control efforts.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Coal Segment Operating Results
The following table shows comparative coal revenues, operating income (loss) and sales volume and percentage changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Revenues	$100,482	$91,708	$8,774	9.6%
Operating income (loss)	8,869	(78)	8,947	11470.5%
Tons sold — millions of equivalent tons	6.5	5.8	0.7	12.1%
Our third quarter 2010 coal segment revenues increased to $100.5 million, compared with $91.7 million in the third quarter of 2009. Our coal segment revenues increased primarily due to the 0.7 million increase in tons sold due to the 2009 customer shutdowns, price increases under existing coal supply agreements, and the start of new agreements including the new cost-plus contract with our Rosebud Mine’s Unit 1&2 buyers.
Our coal segment’s operating income was $8.9 million in the third quarter of 2010 compared to an operating loss of $0.1 million in the third quarter of 2009. This $8.9 million increase was primarily driven by the factors increasing revenue described above and strong cost management performance.
Power Segment Operating Results
The following table shows comparative power revenues, operating income, production and percentage changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Revenues	$23,598	$20,696	$2,902	14.0%
Operating income	5,059	680	4,379	644.0%
Megawatts hours — thousands	439	389	50	12.9%
Our third quarter 2010 power segment revenues increased to $23.6 million compared to $20.7 million in third quarter 2009. This $2.9 million increase is primarily from increased megawatt hours sold as a result of a planned maintenance outage that occurred in the third quarter of 2009. No comparable outage occurred in 2010.
Our power segment’s operating income increased to $5.1 million in the third quarter of 2010 compared to $0.7 million in the third quarter of 2009. This $4.4 million increase was primarily from increased megawatt hours sold and decreased maintenance expenses as a result of the planned maintenance outage discussed above.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Heritage Segment Operating Results
The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Health care benefits	$2,932	$5,777	$(2,845)	-49.2%
Combined benefit fund payments	756	802	(46)	-5.7%
Workers’ compensation benefits	175	146	29	19.9%
Black lung benefits	378	713	(335)	-47.0%

Total heritage health benefit expenses	4,241	7,438	(3,197)	-43.0%

Selling and administrative costs	488	857	(369)	-43.1%

Heritage segment operating loss	$4,729	$8,295	$(3,566)	-43.0%

Our third quarter 2010 heritage operating expenses were $4.7 million compared to $8.3 million in the third quarter of 2009. This $3.6 million decrease was primarily due to an agreement we entered into to modernize the method by which prescription drugs are provided to our retirees. In addition, while we continue to work towards further heritage cost reductions, selling and administrative costs decreased due to reduced expenses associated with cost containment efforts. Finally, we experienced a favorable change in the valuation of our Black Lung liabilities due to changes in discount rates.
Corporate Segment Operating Results
Our corporate segment’s operating expenses for the third quarter of 2010 decreased to $1.4 million compared to $2.1 million in the third quarter of 2009, primarily as a result of ongoing cost control efforts.
Nonoperating Results (including other income (expense), income tax expense (benefit), and net loss attributable to noncontrolling interest)
Our other expense for the third quarter of 2010 increased to $5.1 million compared with $3.4 million of expense for the third quarter of 2009. This is primarily due to the $1.6 million impact of the fair value adjustment on derivatives and related amortization of debt discount discussed in Items that Affect Comparability of Our Results.
Our third quarter 2010 income tax expense was $0.3 million compared with $4.2 million of benefit in the third quarter of 2009. Excluding the $4.5 million tax effect of other comprehensive income gains discussed in Items that Affect Comparability of our Results, our income tax expense remained consistent with 2009.
Our third quarter 2010 net loss attributable to noncontrolling interest was $0.4 million compared with $1.4 million in the third quarter of 2009. This decrease was due to a decrease in the adjustment to reduce losses from a partially owned consolidated coal segment subsidiary.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Summary
Our revenues for the first nine months of 2010 increased to $378.2 million compared with $339.0 million in the first nine months of 2009. This increase was primarily driven by a $37.6 million increase in our coal segment revenues primarily due to the 2009 customer shutdowns, price increases under existing coal supply agreements, and the start of new agreements including the new cost-plus contract with our Rosebud Mine’s Unit 1&2 buyers. In addition, our power segment revenues increased $1.6 million related to an increase in megawatt hours sold as a result of a planned maintenance outage occurring during the first nine months of 2009. No comparable outage occurred in 2010.
Our net income applicable to common shareholders for the first nine months of 2010 increased to $0.2 million compared with a $20.7 million loss in the first nine months of 2009. Excluding the $0.9 million of expense in the first nine months of 2010 and the $11.7 million of income in the first nine months of 2009 discussed in Items that Affect Comparability of Our Results, our net income increased by $33.5 million. The primary factors, in aggregate, driving this increase in net income were:
•	A $20.3 million increase in our coal segment operating income. This increase was primarily driven by price increases, new agreements, customer shutdowns in 2009, and strong cost management performance;
•	A $12.5 million decrease in our heritage segment operating costs primarily due to the agreement we entered into to modernize the method by which prescription drugs are provided to our retirees. In addition, while we continue to work towards further heritage cost reductions, selling and administrative costs decreased due to reduced expenses associated with cost containment. Finally, we experienced a favorable change in the valuation of our Black Lung liabilities due to changes in discount rates;
•	A $2.6 million decrease in the adjustment to reduce losses from a partially owned consolidated coal segment subsidiary;
•	A $1.7 million increase in our power segment operating income resulting primarily from increased megawatt hours sold and decreased maintenance expenses as a result of a planned maintenance outage that occurred in the first nine months of 2009; and
•	A $1.3 million decrease in our corporate segment operating expenses due to ongoing cost control efforts.
Coal Segment Operating Results
The following table shows comparative coal revenues, operating income and production, and percentage changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Revenues	$310,490	$272,891	$37,599	13.8%
Operating income	21,944	1,674	20,270	1210.9%
Tons sold — millions of equivalent tons	18.8	17.6	1.2	6.8%

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Our coal segment revenues for the first nine months of 2010 increased to $310.5 million, compared with $272.9 million in the first nine months of 2009. Our coal segment revenues increased primarily due to the 1.2 million increase in tons sold due to the 2009 customer shutdowns, price increases under existing coal supply agreements, and the start of new agreements including the new cost-plus contract with our Rosebud Mine’s Unit 1&2 buyers.
Our coal segment’s operating income increased to $21.9 million in the first nine months of 2010, compared to $1.7 million in the first nine months of 2009. This $20.3 million increase was primarily driven by the factors increasing revenue described above and strong cost management performance.
Power Segment Operating Results
The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Revenues	$67,662	$66,091	$1,571	2.4%
Operating income	10,536	8,850	1,686	19.1%
Megawatts hours — thousands	1,242	1,206	36	3.0%
Our power segment revenues for the first nine months of 2010 increased to $67.7 million compared to $66.1 million in the first nine months of 2009. This $1.6 million increase occurred primarily from increased megawatt hours sold as a result of a planned maintenance outage that occurred in the first nine months of 2009. No comparable outage occurred in 2010.
Our power segment’s operating income increased to $10.5 million in the first nine months of 2010 compared to $8.9 million in the first nine months of 2009. This $1.7 million increase was primarily from increased megawatt hours sold and decreased maintenance expenses as a result of the planned maintenance outage discussed above.
Heritage Segment Operating Results
The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Health care benefits	$7,551	$16,725	$(9,174)	-54.9%
Combined benefit fund payments	2,268	2,406	(138)	-5.7%
Workers’ compensation benefits	540	447	93	20.8%
Black lung benefits	1,191	1,868	(677)	-36.2%

Total heritage health benefit expenses	11,550	21,446	(9,896)	-46.1%

Selling and administrative costs	1,195	2,978	(1,783)	-59.9%

Heritage segment operating loss	$12,745	$24,424	$(11,679)	-47.8%

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Our heritage operating expenses for the first nine months of 2010 were $12.7 million compared to $24.4 million in the first nine months of 2009. Excluding the heritage settlement of $0.8 million in the first nine months of 2009 discussed in Items that Affect Comparability of Our Results, our heritage segment operating expenses decreased by $12.5 million. This decrease was primarily due to the agreement we entered into to modernize the method by which prescription drugs are provided to our retirees. In addition, while we continue to work towards further heritage cost reductions, selling and administrative costs decreased due to reduced expenses associated with cost containment efforts. Finally, we experienced a favorable change in the valuation of our Black Lung liabilities due to changes in discount rates.
Corporate Segment Operating Results
Our corporate segment’s operating expenses for the first nine months of 2010 decreased to $5.2 million compared to $6.5 million in the first nine months of 2009, primarily as a result of ongoing cost control efforts.
Nonoperating Results (including other income (expense), income tax expense (benefit), and net loss attributable to noncontrolling interest)
Our other expense for the first nine months of 2010 increased to $15.0 million compared with $9.1 million of expense for the first nine months of 2009. This is primarily due to the $6.1 million impact of the fair value adjustment on derivatives and related amortization of debt discount discussed in Items that Affect Comparability of Our Results.
Our income tax expense was $0.1 million in the first nine months of 2010 compared with $5.4 million of benefit in the first nine months of 2009. Excluding the $5.7 million tax effect of other comprehensive income gains discussed in Items that Affect Comparability of our Results, our income tax expense remained consistent with 2009.
Our net loss attributable to noncontrolling interest in the first nine months of 2010 was $1.9 million compared to $4.4 million in the first nine months of 2009. This decrease was due to a decrease in the adjustment to reduce losses from a partially owned consolidated coal segment subsidiary.
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
WRI was not in compliance with the net worth requirement contained in its Business Loan Agreement at April 30, 2010, and does not expect to meet this requirement for at least the next twelve months. As a result of this non-compliance, the interest rates on WRI’s term debt and revolving line of credit were increased 1% (to 8% and 7%, respectively, at September 30, 2010). These increased interest rates will continue as long as the non-compliance with the net worth requirement exists. This non-compliance is not considered an event of default under the Business Loan Agreement and WRI therefore classified its term debt as a noncurrent liability. WRI’s non-compliance with the net worth requirement in its Business Loan Agreement triggers a cross default in our convertible notes. On August 2, 2010, we obtained a waiver from our convertible notes lenders regarding this cross default, and thus also classified our convertible notes as noncurrent liabilities at September 30, 2010. This waiver states that the convertible notes lenders waive their rights with this cross default as long as WRI’s non-compliance with its net worth requirement is not considered an event of default. In consideration of this waiver, the interest rate on the convertible notes increased 1% on July 1, 2010 to 10%.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
As a result of significant increases in operating profits, a decrease in our heritage health benefit costs, our ability to access funds from WRI’s revolving line of credit and an increase in WRI’s term debt; we anticipate that our cash from operations and available borrowing capacity will be sufficient to meet our cash requirements for the foreseeable future. We project that the margin by which we will be able to meet our cash requirements will increase over the remainder of 2010 and into 2011. Our projections assume WRI’s renewal of its associated revolving line of credit prior to its November 18, 2010 expiration. WRI is currently in discussions with its lender concerning this renewal.
We believe we can satisfy our liquidity needs for the foreseeable future without relying on proceeds from sales of assets or securities or other capital-raising transactions.
Our primary sources of cash include sales of our coal and power production to customers and borrowings under our credit facilities or other financing arrangements. We generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations through cash generated from operations or borrowings under our credit facilities.
Consolidated cash and cash equivalents at September 30, 2010 included (in thousands):

WML	$8,078
Westmoreland Risk Management	3,796
ROVA	3,782
Westmoreland Resources Inc.	201
Other	213

Total consolidated cash and cash equivalents	$16,070

Amounts outstanding, availability and average borrowings under the revolving lines of credit of our subsidiaries at September 30, 2010, are as follows:

	Total Line of	Amounts	Letters of		Average 2010
	Credit	Outstanding	Credit	Availability	Borrowings
	(In millions)
WML	$25.0	$—	$1.9	$23.1	$1.1
WRI	20.0	16.9	—	3.1	14.0
ROVA	6.0	3.5	—	2.5	2.0

	$51.0	$20.4	$1.9	$28.7	$17.1

The cash at WML and ROVA are available to us through quarterly distributions. However, the loan agreements of WML and ROVA require debt service accounts and impose timing and other restrictions on the ability of ROVA and WML to distribute funds to us. Based on ROVA’s debt service requirements, we do not anticipate a dividend from ROVA for the foreseeable future, as all of ROVA’s operating cash will be used to fund its debt. Additionally, the WML and ROVA revolving lines of credit are only available to fund the operations of those respective subsidiaries. WRI can distribute cash drawn from its revolving line of credit to us through dividends. Because the WRI loan agreement imposes fewer restrictions on the ability of WRI to make distributions to us, WRI has been a significant source of liquidity for us. The cash at Westmoreland Risk Management, our captive insurance subsidiary, is available to us through dividends, subject to maintaining a statutory minimum level of capital, which was $0.1 million at September 30, 2010.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
The following are the primary factors impacting our liquidity:
•	Our heritage health benefit obligations are funded by distributions from our operating subsidiaries. Our heritage health benefit costs consist of payments for various types of postretirement medical benefits. Due to plan amendments that were implemented through April 2010, which modernized the method by which prescription drugs are provided to retirees, we significantly reduced our heritage health benefit obligations.

Our pension obligations are funded primarily by our subsidiary operations. Funds contributed to the pension plans by our subsidiaries reduce distributions available to us. While we froze one of our pension plans in 2009, we are still required to make significant contributions to our plans as a result of the significant declines in the value of our trust assets in 2009. Under certain circumstances, we are able to make a portion of these contributions in the form of Company stock.

The following table summarizes expenditures and contributions for our heritage health benefits and pension obligations:

	Year-to-date	Remainder of
	2010 Actual	2010 Expected
	(In millions)
Postretirement medical benefits	$11.2	$3.4
Pension contributions (1)	10.3	0.6
CBF premiums	2.3	0.7
Workers’ compensation benefits	0.5	0.2

(1)	Of the 2010 pension contribution, $5.0 million was made through the contribution of Company stock.
•	We have significant levels of debt and related restrictions under current debt agreements, which limit the ability of our subsidiaries, WML and ROVA, to pay dividends to us.
•	We anticipate that, as we permit additional mining areas to continue our operations, our bonding requirements will increase significantly and the cash collateral requirements will increase as well.
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash provided by (used in):
Operating activities	$37,584	$27,516
Investing activities	(16,950)	(27,371)
Financing activities	(15,083)	(21,176)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Cash Flow from Operations
Cash provided by operating activities increased $10.1 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The $23.5 million decrease in net loss significantly contributed to the increase in cash provided by operating activities in the nine months ended September 30, 2010, which was offset by a $15.1 million decrease in cash receipts due to a contractually scheduled decrease in the payments ROVA collects from its customer.
Cash used in investing activities decreased $10.4 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Additions to property, plant and equipment in the first nine months of 2010 were $15.6 million compared to $24.2 million for the same period of 2009, which primarily contributed to the decrease in investing cash used.
Cash used in financing activities decreased by $6.1 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily as a result of $13.7 million in net debt repayments in the first nine months of 2010 compared to $20.5 million of net debt repayments for the same period of 2009.
Our working capital deficit at September 30, 2010 decreased by $23.7 million to $51.3 million compared to a $75.0 million deficit at December 31, 2009, primarily as a result of a decrease in current installments of long-term debt and also a decrease in Other current liabilities due to the payment of a settlement for reclamation claims.
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
There were no material changes to our off-balance sheet arrangements during the nine months ended September 30, 2010. Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Form 10-K.
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
ITEM 4

CONTROLS AND PROCEDURES
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2010. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
Additionally, there have been no changes in internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
ITEM 1

LEGAL PROCEEDINGS
Please refer to the information contained in Note 16 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part I, Item 3 — Legal Proceedings of our 2009 Form 10-K, which is responsive to this Item 1 and is incorporated herein by reference. There have been no material developments with respect to our legal proceedings previously disclosed in our 2009 Form 10-K except as described in Note 16 to the Consolidated Financial Statements in the Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.
ITEM 1A

RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2009 Form 10-K and our Form 10-Q for the first quarter of 2010 filed May 10, 2010 and second quarter of 2010 filed August 9, 2010, the risk factors that we believe materially affect our business, financial condition or results of operations. Except as provided below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2009 Form 10-K and the first and second quarter Form 10-Q and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.
Recent healthcare legislation contains amendments to the Black Lung Benefits Act that could adversely affect our financial condition and results of operations.
In March 2010, the Patient Protection and Affordable Care Act, or PPACA, was enacted, which contained an amendment to the Black Lung Benefits Act, or BLBA, reinstating provisions that were removed from the BLBA in 1981. The amendment provides that eligible miners can be awarded total disability benefits if they can prove they worked 15 or more years in or around coal mines and have a totally disabling respiratory impairment. In addition, the amendment also provides for an automatic survivor benefit to be paid upon the death of a miner with an awarded federal black lung claim without the requirement to prove that the miner’s death was due to black lung disease. Both amendments are retroactive and applicable to claims filed as of January 1, 2005 and have and may continue to result in currently pending claimants being awarded benefits back to a start date that may be as far back as January 2, 2005. Through the first six months of the amendment’s effectiveness, we have experienced an increase in black lung claims over similar periods, including the automatic award of certain widow claims that fall under the new provisions. However, at a minimum, it takes several months to several years for a claim to be awarded or denied and the Company’s liability to be determined. As such, we have very limited experience from the first six months to determine the overall effect, if any, this increase in claims will have on the Company’s costs and liability. In addition, we have incomplete information to determine whether this increase in claims constitutes a one-time spike in claims, or represents a future trend in black lung claims and eventual awards. We believe these amendments could give rise to increases in liabilities for claims from prior periods of time for retroactive costs, an increase in the number of claimants who are awarded benefits resulting in an increase in future funding requirements and an increase in administrative fees, including legal expenses, as a result of reviewing and defending an increased number of benefit claims. In addition, while we periodically perform evaluations of our black lung liability, using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others, the limited claim experience from the first six months of amendment effectiveness is insufficient to determine the potential increase in black lung liability due to the application of these new amendments. If the number or severity of claims increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our current assumptions, our profitability could be immediately impacted and ultimately our liquidity could be adversely affected if the black lung liability ultimately increases beyond the amounts in our black lung trust to pay for black lung benefits.

PART II

OTHER INFORMATION (CONT.)
ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 13 and September 14, 2010, the Company made contributions totaling 325,000 shares of the Company’s common stock (the “Shares”) to two of the Company’s employee pension plans (the “Plans”) to satisfy certain funding obligations. The Shares were valued at 100,000 shares at $9.76 and 225,000 shares at $10.24 or $3.3 million in the aggregate. The Shares were contributed to the plans in lieu of cash contributions in private placement transactions made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company will not receive any proceeds from the contribution.
ITEM 3

DEFAULTS UPON SENIOR SECURITIES
The Company has accumulated but unpaid dividends on its preferred stock through and including October 1, 2010, in the amount of $19.6 million in the aggregate ($122.40 per preferred share or $30.60 per Depositary Share). The Company is prohibited from paying preferred stock dividends because there are statutory restrictions limiting the payment of preferred stock dividends under Delaware law, the state in which the Company is incorporated. Under Delaware law, the Company is permitted to pay preferred stock dividends only out of its surplus or net profits and only to the extent that shareholders’ equity exceeds the par value of the preferred stock (which par value was $160,129 at September 30, 2010). In addition, pursuant to our outstanding convertible note purchase agreement, dividends may not be paid until the notes are paid in full.
ITEM 5

OTHER INFORMATION
Section 1503. Reporting Requirements Regarding Coal or Other Mine Safety.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was enacted. Section 1503 of the Act contains new reporting requirements regarding coal or other mine safety. Westmoreland Coal Company is committed to providing a safe workplace for all of our employees. Recently, two of our mines received the Montana Governor’s Award for Health and Safety, one in the Large Mining category and one in the Small Mining category. In addition, our other three mines have excellent safety records in 2010. We continue to engage proactively with federal and state agencies in support of measures that can improve the safety and well-being of our employees.
The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Below, we have included information regarding certain mining safety and health citations that MSHA has issued with respect to our coal mining operations. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the coal mine, (ii) the number of citations issued will vary from inspector-to-inspector and mine-to-mine, and (iii) citations and orders can be contested and appealed, and in that process, may be reduced in severity and amount, and are sometimes dismissed.

PART II

OTHER INFORMATION (CONT.)
The table below includes references to specific sections of the Mine Act. We are providing the information in the table by mine as that is how we manage and operate our business.

										(H)
	(A)	(B)	(C)		(D)	(E)		(F)		Pending
	Section	Section	Section		Section	Section		Proposed	(G)	Legal
Mine Name/ID	104 S&S	104(b)	104(d)		110(b)(2)	107(a)		Assessments	Fatalities	Action

Rosebud Mine & Crusher Conveyor / 24-01747	—	—	1	I	—	—		—	—	—

Absaloka Mine / 24-00910	6	—	—		—	1	J	12,171	—	1

Savage Mine / 24-00106	—	—	—		—	—		—	—	—

Jewett Mine / 41-03164	5	—	—		—	—		—	—	—

Beulah Mine / 32-00043	2	—	—		—	—		—	—	—

(A)	The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Safety and Health Act of 1977 (30 U.S.C. 814) for which the operator received a citation from the Mine Safety and Health Administration.

(B)	The total number of orders issued under section 104(b) of such Act (30 U.S.C. 814(b)).

(C)	The total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under section 104(d) of such Act (30 U.S.C. 814(d)).

(D)	The total number of flagrant violations under section 110(b)(2) of such Act (30 U.S.C. 820(b)(2)).

(E)	The total number of imminent danger orders issued under section 107(a) of such Act (30 U.S.C. 817(a)).

(F)	The total dollar value of proposed assessments from the Mine Safety and Health Administration under such Act (30 U.S.C. 801 et seq.).

(G)	The total number of mining-related fatalities.

(H)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mine.

(I)	Rosebud Mine received an unwarrantable failure to comply with a mandatory standard violation as fly rock from a blast left the blast site and hit a parked Chevrolet pickup holding three miners. Rosebud Mine has implemented a distance policy for cast blasts. The new policy is 1000 feet in front of and at a 45 degree angle from the face of the blast and 500 feet behind and to the side of the blast pattern.

(J)	Please see our Form 8-K filed on September 24, 2010. On September 23, 2010, the Absaloka Mine received an imminent danger order under section 107(a) of the Mine Act stating that two different coyotes had been spotted in the vicinity of the maintenance shop, the welding shop, the employee parking lots and other areas in the vicinity of mine employees. All miners attended a safety meeting reminding them of the danger of coyotes and other wild animals and of the procedures to take when the coyotes are spotted on mine property. The mine is actively working to humanely remove the presence of the coyotes.

PART II

OTHER INFORMATION (CONT.)
ITEM 6

EXHIBITS

10.1	Amended and Restated 2007 Equity Incentive Plan for Employees and Non-Employee Directors

10.2	Amendment No. 4 to Business Loan Agreement

10.3	Term Loan Amendment

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY
Date: November 5, 2010	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer (A Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit			File			Filed
Number	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith

10.1	Amended and Restated 2007 Equity Incentive Plan for Employees and Non-Employee Directors					X

10.2	Amendment No. 4 to Business Loan Agreement					X

10.3	Term Loan Amendment					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X