Form 10-K
period 2010-12-31
WESTMORELAND COAL Co
filed 2011-03-11
CIK 106455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Series A Convertible Exchangeable Preferred Stock, par value $1.00 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting common stock held by non-affiliates as of June 30, 2010 was $73,234,564.
There were 13,098,351 shares outstanding of the registrant’s common stock, $2.50 par value per share (the registrant’s only class of common stock), as of March 1, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be used by the Company in connection with its 2011 Annual Meeting of Stockholders scheduled to be held on May 24, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

WESTMORELAND COAL COMPANY
FORM 10-K
ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, the percentage of 2011 coal tons to be under currently-existing contracts in 2019, the estimated life of permitted reserves at each of our mines, expected tons of coal to be delivered pursuant to specified contracts and company-wide, the matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Significant Anticipated Variances Between 2010 and 2011 and Related Uncertainties,” and statements concerning future cash flows from operations and liquidity.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are statements neither of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include political, economic, business, competitive, market, weather and regulatory conditions and the following:
•	changes in our postretirement medical benefit and pension obligations and the impact of the recently enacted healthcare legislation;
•	changes in our black lung obligations, changes in our experience related to black lung claims, and the impact of the recently enacted healthcare legislation;
•	our potential inability to expand or continue current coal operations due to limitations in obtaining bonding capacity for new mining permits;
•	our potential inability to maintain compliance with debt covenant and waiver agreement requirements;
•	the potential inability of our subsidiaries to pay dividends to us due to restrictions in our debt arrangements, reductions in planned coal deliveries or other business factors;
•	risks associated with the structure of ROVA’s contracts with its lenders, coal suppliers and power purchaser, which could dramatically affect the overall profitability of ROVA;
•	the effect of Environmental Protection Agency inquiries and regulations on the operations of ROVA;
•	the effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;
•	future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases; and
•	other factors are described in “Risk Factors” herein.
Any forward-looking statements made by us in this Annual Report on Form 10-K speaks only as of the date on which they are made. Factors or events that could cause our actual results to differ may emerge from time-to-time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I
The words “we,” “our,” “the Company,” or “Westmoreland,” as used in this report, refer to Westmoreland Coal Company and its applicable subsidiary or subsidiaries.
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
Today, Westmoreland Coal Company is an energy company employing 1,081 employees whose operations include five surface coal mines in Montana, North Dakota and Texas, and two coal-fired power generating units with a total capacity of approximately 230 megawatts in North Carolina. We sold 25.2 million tons of coal in 2010. Our two principal operating segments are our coal and power segments. Our two non-operating segments are heritage and corporate. Our heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our corporate segment consists primarily of corporate administrative expenses.
We are subject to two major debt arrangements: (1) $125.0 million senior secured notes at Westmoreland Mining, LLC, or WML, that is collateralized by all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC, referred to herein as the WML Notes; and (2) $150.0 million senior secured notes (issued February 4, 2011) at the parent level that are largely collateralized by the assets of the parent, the Absaloka Mine and the ROVA power facility, referred to herein as the Parent Notes. We incorporate by reference the information about the operating results of each of our segments for the years ended December 31, 2010, 2009 and 2008 contained in Note 17 — Business Segment Information to our consolidated financial statements. The following chart provides an overview of the operating subsidiaries that comprise our coal and power segments:

Coal Segment
General
Our coal segment’s focus is on niche coal markets where we take advantage of customer proximity and rail transportation advantages. Approximately two-thirds of our coal production is mine mouth, governed by long-term coal contracts with neighboring power plants. The remaining coal production is sold in the open market where we take advantage of being the closest coal producer to our open market customers via rail transportation. Currently, two-thirds of our produced coal is non-compliance sub-bituminous coal from the Northern Powder River Basin, while the remaining third is lignite. We project that almost 50% of our contracted tons in 2011 will remain under contract through 2019. Our relationship with the Crow Tribe allows us to, among other things, continue to monetize certain Indian Coal Tax Credits as described below in “Properties.”
In 2010, we sold 25.2 million tons of coal compared to 24.3 million in 2009. Our increase in tons sold resulted from 2009 customer shutdowns at our Rosebud and Beulah Mines, whereas comparable shutdowns did not occur during 2010.
The following table provides summary information regarding our principal mining operations as of December 31, 2010:

							Total Cost of
							Property,
				Tons Sold			Plant and	Employees/
Mining		Manner of		(In thousands)			Equipment	Labor
Operation	Prior Operator	Transport	Machinery	2008	2009	2010	($ in millions)	Relations(1)	Coal Seam
MONTANA

Rosebud	Entech, Inc., a subsidiary of Montana Power, Purchased 2001	• Conveyor belt • BNSF Rail • Truck	• 4 drag-lines • Load-out facility	13,026	10,332	12,231	$140.9	383 employees; 297 represented by Local 400 of the IUOE	• Rosebud

Absaloka	Washington Group International, Inc. as contract operator, Ended contract in 2007	• BNSF Rail • Truck	• 1 drag-line • Load-out facility	6,418	5,911	5,467	$135.1	170 employees; 131 represented by Local 400 of the IUOE	• Rosebud-McKay

Savage	Knife River Corporation, a subsidiary of MDU Resources Group, Inc., Purchased 2001	• Truck	• 1 dragline	359	344	353	$4.6	13 employees; 11 represented by Local 400 of the IUOE	• Pust

TEXAS

Jewett	Entech, Inc., a subsidiary of Montana Power, Purchased 2001	• Conveyor belt	• 4 drag-lines	6,494	5,080	4,203	$32.1	327 employees	• Wilcox Group

NORTH DAKOTA

Beulah	Knife River Corporation, a subsidiary of MDU Resources Group, Inc., Purchased 2001	• Conveyor belt • BNSF Rail	• 2 drag-lines • Load-out facility	3,046	2,585	2,898	$61.8	149 employees; 118 represented by Local 1101 of the UMWA	• Schoolhouse • Beulah-Zap

TOTALS				29,343	24,252	25,152	$374.5	1,042 employees

(1)	557 employees, or approximately 52% of our total employees, are represented by collective bargaining agreements. The labor agreement at the Absaloka Mine, which covers 12% of our workforce, expires during 2011.

Properties
We had an estimated 389.9 million tons of proven and probable coal reserves as of December 31, 2010. Montana, Texas, and North Dakota each use a permitting process approved by the Office of Surface Mining. Our mines have chosen to permit coal reserves on an incremental basis and given the current rates of mining and demand, have sufficient permitted coal to meet production for the periods shown in the table below. We secure all of our final reclamation obligations by bonds as required by the respective state agencies. We perform contemporaneous reclamation activities at each mine in the normal course of operations and coal production.
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
Our engineers and geologists generally prepare our reserve estimates. We periodically engage independent mining and geological consultants to review the models and procedures we use in preparing our internal estimates of coal reserves according to standard classifications of reliability. Norwest Corporation, a third-party consultant, was retained to provide an estimate of our reserves as of September 30, 2010. Reserves shown in the table below reflect the conclusions set forth in Norwest’s report, updated to reflect internal estimates of the effect of fourth quarter 2010 activity and other adjustments. Total recoverable reserve estimates change over time to reflect mining activity, analysis of new engineering and geological data, information obtained from our ongoing drilling program, changes in reserve holdings and other factors. We compile data from individual drill holes in a database from which the depth, thickness and the quality of the coal are determined. We classify reserves as either proven or probable based on the density result of the drill pattern.

The following table provides information about our mines as of December 31, 2010:

	Absaloka Mine	Rosebud Mine	Jewett Mine	Beulah Mine	Savage Mine
			Texas	Dakota
	Westmoreland	Western Energy	Westmoreland	Westmoreland	Westmoreland
Owned by	Resources, Inc.	Company	Coal Co.	Corporation	Savage Corporation
		Rosebud and	Leon, Freestone
	Big Horn County,	Treasure Counties,	and Limestone	Mercer and Oliver	Richland County,
Location	MT	MT	Counties, TX	Counties, ND	MT
Coal reserves (thousands of tons)(1)
Proven	66,976	200,333	44,842	45,248	13,117
Probable	—	—	—	19,394	—

Permitted reserves (thousands of tons)	61,290	115,642	44,842	21,682	1,023

2010 production (thousands of tons)	5,466	12,254	4,171	2,895	352

Estimated life of permitted reserves(2)	2020	2019	2022	2015	2013

Lessor	• Crow Tribe	• Federal Government	• Private parties	• Private parties	• Federal Government

	• Private parties	• State of MT	• State of TX	• State of ND	• Private parties

		• Great Northern Properties		• Federal Government

Lease term	Through exhaustion	Varies	Varies	Varies	Varies

Current production capacity (thousands of tons)	7,500	13,300	7,000	3,400	400

Coal type	Sub-bituminous	Sub-bituminous	Lignite	Lignite	Lignite

Major customers	• Xcel Energy	• Colstrip 1&2 owners	• NRG Texas Power LLC	• Otter Tail	• MDU

	• Western Fuels Assoc.	• Colstrip 3&4 owners		• MDU	• Sidney Sugars

	• Midwest Energy			• Minnkota

	• Rocky Mountain Power			• Northwestern Public Service

Delivery method	Rail / Truck	Truck / Rail / Conveyor	Conveyor	Conveyor / Rail	Truck

Approx. heat content (BTU/lb.)(3)	8,571	8,534	6,652	7,002	6,380

Approx. sulfur content (%)(4)	0.66	0.64	0.78	0.76	0.50

Year current complex opened	1974	1968	1985	1963	1958

Total tons mined since inception (thousands of tons)	172,602	431,931	183,263	102,251	14,493

(1)	The SEC Industry Guide 7 defines reserves as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. Proven and probable coal reserves are defined by SEC Industry Guide 7 as follows:

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

(2)	Approximate year in which permitted reserves would be exhausted, based on current mine plan and production rates. Our Jewett Mine’s permit is expected to be renewed in 2011 while the other permit expires in 2014, but effectively they cover all of the Mine’s reserves for the entire life of the mine. The Absaloka Mine permits expire in 2013 and 2014.

(3)	Approximate heat content applies to the coal mined in 2010.

(4)	Approximate sulfur content applies to the tons mined in 2010.

With the exception of the Jewett Mine, where we control some reserves through fee ownership, we lease all of our coal properties. We are a party to coal leases with the federal government, state governments, and private parties at our Rosebud, Beulah, Savage and Jewett Mines. Each of the federal and state government leases continue indefinitely provided there is diligent development of the property and continued operation of the related mines. Federal statute generally sets production royalties on federal leases at 12.5% of the gross proceeds of coal mined and sold for surface mines. At the Beulah and Savage Mines, we have received reductions in the federal royalty rate due to the quality of the lignite coal mined. Our private leases run for an average term of twenty years and have options for renewal. We believe that we have satisfied all lease conditions in order to retain the properties and keep the leases in force.
We are a party to two leases with the Crow Tribe covering 18,406 acres of land at our Absaloka Mine. In 2008, and in order to take advantage of certain available tax credits for the production of coal on the leased Crow Tribe land, Westmoreland Resources, Inc., or WRI, entered into a series of transactions, including the formation of Absaloka Coal, LLC with an unaffiliated investor. In 2010, the tax credit was equal to $2.20 per ton and will increase annually based on an inflation-adjustment factor. We received a private letter ruling from the IRS providing that the Indian Coal Tax Credits are available to us. As part of such transaction, WRI subleased its leases with the Crow Tribe to Absaloka Coal, LLC, granting it the right to mine specified quantities of coal through September 2013, with WRI as contract miner. We will pay to the Crow Tribe 33% of the expected payments we will receive from the investor. All of WRI’s property has been fully encumbered by a first lien under the Parent Notes agreement completed in February 2011. The Parent Notes allow us to enter into a revolving line of credit collateralized, in part, by the accounts receivable and inventory at WRI. In addition, WML fully encumbered all of its property at our Rosebud, Beulah and Savage mines pursuant to the WML Notes and revolving line of credit.
Customers
We sell almost all of the coal that we produce (99% in 2010) to plants that generate electricity. In 2010, we derived approximately 65% of our total revenues from coal sales to four power plants: Colstrip Units 3&4 (24% of our 2010 revenues), Limestone Generating Station (16%), Colstrip Units 1&2 (13%) and Sherburne County Station (12%). We sell more than 80% of our tons under contracts with remaining supply obligation terms of three years or more. We provide transportation for our mine-mouth customers, but sell coal and lignite on a Free On Board, or FOB, basis to our other customers. The purchaser of coal normally bears the cost of transportation and risk of loss from load out to its final destination. Our coal revenues include amounts earned by our coal sales company from sales of coal produced by mines other than ours. In 2010, 2009, and 2008, such amounts were $0.4 million, $0.8 million, and $1.2 million, respectively.
Rosebud. The Rosebud Mine has two contracts with the adjacent Colstrip Station power generating facility. Effective January 1, 2010, a new cost-plus agreement commenced with Colstrip Units 1&2 with a projected term through at least 2019 and expected tons of 3.0 million per year. A second agreement at Units 3&4 covers approximately 7.0 million tons per year and is set to expire at the end of 2019. This contract is also cost-plus, but with provisions for specific returns on capital investment.
Absaloka. The Absaloka Mine operates primarily in the open market and has several three- to five-year contracts with various parties that totaled roughly 5.5 million tons in 2010 and decline to zero by the end of 2015. Approximately 80% of all tons sold in 2010 were to the rail-served Sherburne County Station in Minnesota under multiple contracts.
Savage. The Savage Mine supplies approximately 0.3 million tons per year to the local Lewis & Clark Station under an agreement that expires at the end of 2012. Prices under this agreement are based upon certain actual mine costs and certain inflation indices for such items as diesel fuel.
Jewett. The Jewett Mine has a cost-plus agreement with NRG Texas Power’s adjacent Limestone Generating Station, which commenced January 1, 2008, and replaced various prior agreements in place since 1985. NRG Texas Power is obligated to pay all mine costs of production plus a margin and the mine’s capital and reclamation expenditures. The agreement has a term through 2018, which may be extended by NRG Texas Power for up to an additional ten years or until the mine’s reserves are exhausted. NRG has the option to determine volumes to be delivered, which currently average approximately 4.2 million tons per year, and to terminate the agreement at its discretion.

Beulah. The Beulah Mine supplies approximately 2.5 million tons per year to the adjacent Coyote Station via conveyor belt under an agreement that expires in May 2016. It also supplies approximately 0.5 million tons per year to the rail-served Heskett Station under an agreement that expires during 2011. Prices under these agreements are based upon certain actual mine costs and certain inflation indices for such items as diesel fuel.
Competition
While the coal industry is intensely competitive, we focus on niche coal markets where we take advantage of long-term coal contracts with neighboring power plants and rail transportation. For our open market coal sales, we compete with many other suppliers of coal to provide fuel to power plants. Additionally, coal competes for electrical power generation with other fuels such as nuclear energy, natural gas, hydropower, petroleum and wind. Costs and other factors such as safety, environmental and regulatory considerations relating to these alternative fuels affect the overall demand for coal as a fuel.
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
The principal customers of the Rosebud, Jewett, and Beulah Mines are located adjacent to the mines; the coal for these customers is delivered by conveyor belt instead of more expensive means such as truck or rail. The customers of the Savage Mine are located approximately 20 to 25 miles from the mine so that coal can be transported most economically by truck.
The Absaloka Mine faces a different competitive situation. The Absaloka Mine sells its coal in the rail market to utilities located in the northern tier of the United States that are served by BNSF. These utilities may purchase coal from us or from other producers. We compete with other producers on the basis of price and quality, with the purchasers also taking into account the cost of transporting the coal to their plants. The Absaloka Mine enjoys an approximately 300-mile rail advantage over its principal competitors from the Southern Powder River Basin in supplying customers located in the northern tier. Rail rates have increased over the last several years by 50 to 100%, which increases our competitive advantage. We also believe that the next most economic suppliers to Absaloka’s northern tier customers could be our other mines.
Material Effects of Regulation
We are subject to extensive regulation with respect to environmental and other matters by federal, state and local authorities. Federal laws to which we are subject include the Surface Mining Control and Reclamation Act of 1977, or SMCRA, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right to Know Act and the Resource Conservation and Recovery Act. The United States Environmental Protection Agency, or EPA, and/or other authorized federal or state agencies administer and enforce these laws. Non-compliance with these laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities, including suspension or termination of operations. In addition, we may be required to make large and unanticipated capital expenditures to comply with applicable laws. Our reclamation obligations under applicable environmental laws will be substantial. Our coal sales agreements contain government impositions provisions that allow the pass-through of compliance costs in some circumstances. The following summarizes certain legal and regulatory matters that we believe may significantly affect us.

Mine Safety and Health. One of our core values is uncompromised safety. We work towards this core value through: constant training of employees in safe work practices; establishing, following and improving safety standards; participating in mine rescue performance evaluations and other company and industry-sponsored mine safety activities and conferences; and recording, reporting and investigating all accidents, incidents and losses to avoid reoccurrence. A portion of the annual performance incentives for mine supervisory employees at our mines is tied to their safety performance.
We received state and industry safety awards during the year, including both the large and small mine Governor’s Safety and Health Award from the state of Montana. During 2010, we continued to maintain reportable and lost time incident rates significantly below national averages as indicated in the table below.

	2010
	Lost Time	Reportable
	Rate	Rate
WCC Mines	0.88	1.31
National Surface Mines	1.23	1.83
Following passage of The Mine Improvement and New Emergency Response Act of 2006 (The Miner Act), the U.S. Mine Safety and Health Administration (MSHA), significantly increased the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There has also been a dramatic increase in the dollar penalties assessed for citations issued over the past two years. Most of the states in which we operate have inspection programs for mine safety and health. Collectively, federal and state safety and health regulations in the coal mining industry are perhaps the most comprehensive and pervasive systems for protection of employee health and safety affecting any segment of U.S. industry.
Surface Mining Control and Reclamation Act. SMCRA establishes minimum national operational, reclamation and closure standards for all surface coal mines. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of coal mining activities. Permits for all coal mining operations must be obtained from the Federal Office of Surface Mining Reclamation and Enforcement, or OSM, or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. States that operate federally approved state programs may impose standards that are more stringent than the requirements of SMCRA and OSM’s regulations and, in many instances, have done so. Permitting under SMCRA has generally become more difficult in recent years, which adversely affect the cost and availability of coal purchased by ROVA, especially in light of significant permitting issues affecting the Central Appalachia region. This difficulty in permitting also affects the availability of coal reserves at our coal mines.
We do not believe there are any matters that pose a material risk to maintaining our existing mining permits or materially hinder our ability to acquire future mining permits. It is our policy to comply in all material respects with the requirements of the SMCRA and the state and tribal laws and regulations governing mine reclamation.
Clean Air Act and Related Regulations. The federal Clean Air Act and similar state laws and regulations affect coal mining, coal handling and processing and energy production primarily through permitting and/or emissions control requirements. For example, regulations relating to fugitive dust and coal combustion emissions could restrict our ability to develop new mines or require us to modify our operations. The Clean Air Act also extensively regulates the air emissions of coal fired electric power generating plants such as ROVA and plants operated by our coal customers. Coal contains impurities, such as sulfur, mercury and other constituents, many of which are released into the air when coal is burned. The Clean Air Act and similar legislation regulate these emissions and therefore affect demand for our coal. In particular, our mines do not produce “compliance coal” for purposes of the Clean Air Act. Compliance coal is coal containing 1.2 pounds or less of sulfur dioxide per million British thermal unit, or Btu. This restricts our ability to sell coal to power plants that do not utilize sulfur dioxide emission controls and otherwise leads to a price discount based, in part, on the market price for sulfur dioxide emission allowances under the Clean Air Act. Our coal also contains about fifty percent more ash content than our primary competitors, which can translate into a cost disadvantage where post-combustion coal ash must be land filled.

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
We are at particular risk of changes in applicable environmental laws with respect to the Jewett Mine, whose customer, the NRG Texas Power-Limestone Station, blends our lignite with compliance coal from Wyoming. Tightened nitrogen oxide and new mercury emission standards could result in an increased blend of the Wyoming coal to reduce emissions. Further, increased market prices for sulfur dioxide emissions and increased coal ash costs could also favor an increased blend of the lower ash Wyoming compliance coal. In such a case, NRG Texas Power has the option to increase its purchases of other coal, reduce purchases of our coal, or to terminate our contract. If NRG terminates the contact, sales of lignite would end and the Jewett Mine would commence final reclamation activities. NRG would pay for all reclamation work plus a margin.
Bonding Requirements. Federal and state laws require mine operators to assure, usually through the use of surety bonds, payment of certain long-term obligations, including the costs of mine closure and the costs of reclaiming the mined land. The costs of these bonds have fluctuated in recent years, and the market terms of surety bonds have generally become more unfavorable to mine operators. Surety providers are requiring greater percentages of collateral to secure a bond, which has required us to provide increasing quantities of cash to collateralize bonds to allow us to continue mining. These changes in the terms of the bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2010, we have posted an aggregate of $230.4 million in surety bonds for reclamation purposes, with approximately $27.5 million of cash collateral.
Resource Conservation and Recovery Act. We may generate wastes, including “solid” wastes and “hazardous” wastes that are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, although certain mining and mineral beneficiation wastes and certain wastes derived from the combustion of coal currently are exempt from regulation as hazardous wastes under RCRA. The EPA has limited the disposal options for certain wastes that are designated as hazardous wastes under RCRA. Furthermore, it is possible that certain wastes generated by our operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to more rigorous and costly management, disposal and clean-up requirements.
Comprehensive Environmental Response, Compensation, and Liability Act. Under the Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, and similar state laws, responsibility for the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. In the course of our operations, we may have generated and may generate wastes that fall within CERCLA’s definition of hazardous substances. We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties. We also must comply with reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act.
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
Passage of additional state or federal laws or regulations regarding GHG emissions or other actions to limit carbon dioxide emissions could result in fuel switching from coal to other fuel sources by electricity generators and thereby reduce demand for our coal or indirectly the prices we receive in general. In addition, political and regulatory uncertainty over future emissions controls have been cited as major factors in decisions by power companies to postpone new coal-fired power plants. If these or similar measures, such as controls on methane emissions from coal mines, are ultimately imposed by federal or state governments or pursuant to international treaties, our operating costs may be materially and adversely affected. In addition, alternative sources of power, including wind, solar, nuclear and natural gas could become more attractive than coal in order to reduce carbon emissions, which could result in a reduction in the demand for coal and, therefore, our revenues. Similarly, some of our customers, in particular smaller, older power plants, could be at risk of significant reduction in coal burn or closure as a result of imposed carbon costs. The imposition of a carbon tax or similar regulation could, in certain situations, lead to the shutdown of coal-fired power plants, which would materially and adversely affect our coal and power plant revenues.
Power Segment
General
We own two coal-fired power-generating units in Weldon, North Carolina with a total capacity of approximately 230 megawatts, which we refer to collectively as ROVA. ROVA, which commenced operations in 1994, was built as a Public Utility Regulatory Policies Act co-generation facility with long-term power purchase agreements with Dominion Virginia Power. While we initially structured the project as a joint venture where we owned a 50% interest in the partnership that owned ROVA, we acquired the other 50 percent partnership interest in ROVA in 2006, bringing our ownership interest in the ROVA project to 100 percent. ROVA was reclassified as an Electric Wholesale Generator, a Federal Energy Regulatory Commission classification created by the Energy Policy Act of 1992. Westmoreland Partners has fully encumbered all property pursuant to the Parent Notes. The Parent Notes also allow us to enter into a revolving line of credit collateralized, in part, by the accounts receivable and inventory at ROVA.
The following table shows megawatt hours produced and average annual capacity factors achieved at ROVA for the last three years:

	Megawatt	Capacity
Year	Hours	Factor
2010	1,620,000	88%
2009	1,486,000	81%
2008	1,641,000	89%
In 2009, ROVA experienced a planned major maintenance outage, which occurs every five years.
Coal Supply
ROVA purchases coal under long-term contracts from coal suppliers with identified reserves located in Central Appalachia, with contracts expiring in 2014 and 2015.

Customer
ROVA supplies power to Dominion Virginia Power under long-term contracts, which expire in 2019 and 2020. We can extend, by mutual consent, the contracts with Dominion Virginia Power for five-year terms at mutually agreeable pricing. In 2010, the sale of power to Dominion Virginia Power accounted for approximately 17% of our consolidated revenues.
Material Effects of Regulation
For a thorough discussion of the extensive regulation with respect to environmental and other matters by federal, state and local authorities affecting our power segment, see Item 1 under “Coal Segment -Material Effects of Regulation.”
With respect to our power segment, ROVA is among the newer and cleaner coal-fired power plants in the United States. Under Title IV of the Clean Air Act, it is exempted from, but may opt-in to receive allocations of sulfur dioxide emission allowances. The plants are among the lowest coal-fired emitters of mercury in the country. We are evaluating whether ROVA could be a net consumer or seller of mercury allowances under new and pending regulations. Currently, ROVA is a consumer of sulfur dioxide allowances and nitrogen oxide credits, and we expect an increase in costs associated with nitrogen oxide allowances at ROVA. With regard to coal ash regulations, ROVA both remarkets and landfills its combustion waste. Landfills are lined and meet strict North Carolina Department of Solid Waste regulations.
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
Heritage Segment
Our heritage segment costs consist primarily of payments for various types of postretirement medical benefits. Distributions from our operating subsidiaries fund these collective heritage obligations.
As we modernized in 2010 how we provide prescription drug benefits to retirees, we significantly reduced our heritage health benefit expenditures.
We continue to explore ways to further reduce or eliminate other portions of our benefits costs incurred as a consequence of our former operations.
Corporate Segment
The corporate segment consists primarily of costs for our corporate administrative expenses. In addition, the corporate segment contains our captive insurance company.
We have elected to retain some of the risks associated with operating our company through a wholly owned, consolidated insurance subsidiary, Westmoreland Risk Management Ltd., or WRM. WRM, a Bermuda corporation, provides our primary layer of property and casualty insurance. By using this insurance subsidiary, we have reduced the cost of our property and casualty insurance premiums and retained some economic benefits due to our excellent loss record. We reduce our major exposure by insuring for losses in excess of our retained limits with a number of third-party insurance companies. In January 2011, the board of directors of the captive voted to redomesticate the captive to the state of Montana. We are currently in the process of completing such redomestication.
Except for the assets of WRM, all of our assets are located in the United States. We had no export sales and derived no revenues from outside the United States during the five-year period ended December 31, 2010.

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
Risk Factors Relating to our Operations
Risks associated with being highly leveraged.
Following the issuance of the Parent Notes, we had outstanding indebtedness of approximately $305 million. We may incur additional indebtedness in the future, including indebtedness under our existing revolving credit facility at WML and/or enter into a parent-level revolver collateralized by the accounts receivable and inventory of ROVA and the Absaloka Mine. As a result of our significant indebtedness, we are highly leveraged. Westmoreland’s leverage position may, among other things:
•	limit our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes;
•	require us to dedicate a substantial portion of our cash flow from operations to debt service, reducing the availability of cash flow for other purposes; or
•	increase our vulnerability to economic downturns, limit our ability to capitalize on significant business opportunities, and restrict our flexibility to react to changes in market or industry conditions.
In addition, there can be no assurance that rating agencies will not downgrade the credit rating on the Parent Notes, which could impede our ability to refinance existing debt or secure new debt or otherwise increase our future cost of borrowing and could create additional concerns on the part of our customers, partners, investors and employees about our financial condition and results of operations.
We may not generate sufficient cash flow at our operating subsidiaries to pay our operating expenses, meet our debt service costs and pay our heritage and corporate costs.
As a result of significant increases in our operating profits, a decrease in our heritage health benefit costs and the receipt of proceeds from the Parent Notes, we anticipate that our cash from operations, cash on hand and available borrowing capacity through the WML revolver and a potential parent-level revolver will be sufficient to meet our cash requirements for the foreseeable future. However, our expectations in this regard are subject to numerous uncertainties, including uncertainties relating to our operating performance and general market conditions. In addition, our capital needs may be greater than we currently expect if we were to pursue one or more significant acquisitions.
Our Westmoreland Mining LLC subsidiary, which owns the Rosebud, Jewett, Beulah and Savage Mines, is subject to a credit facility that limits the ability of the subsidiary to dividend funds to us. Accordingly, WML may not be able to pay dividends to us in the amounts and in the time required for us to pay our heritage health benefit costs and corporate overhead expenses. Ultimately, if WML’s operating cash flows are insufficient to support their operations and provide dividends to us in the amounts and time required to pay our expenses, we would be required to expend cash on hand or further leverage our operations through a parent-level revolver to fund our heritage liabilities and corporate overheard and, if necessary, support activities at our Absaloka Mine. Should we be required to expend cash on hand to fund such activities, such funds would be unavailable to grow the business through strategic acquisitions or ventures or support the business through reclamation bonding, capital and reserve acquisition.

Our debt agreements contain covenant restrictions that may limit our ability to operate our business.
The agreements governing our Parent Notes and the WML Notes contain covenant restrictions that limit our ability to operate our business, including restrictions on our ability to:
•	incur additional debt or issue guarantees;
•	create liens;
•	make certain investments;
•	enter into transactions with our affiliates;
•	sell certain assets;
•	redeem capital stock or make other restricted payments;
•	declare or pay dividends or make other distributions to stockholders; and
•	merge or consolidate with any entity.
Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay the accelerated debt.
Our dependence on a small group of customers could adversely affect our revenues if such customers reduce or suspend their coal purchases or if they become unable to pay for our coal.
In 2010, approximately 65% of our total revenues were derived from coal sales to four power plants: Colstrip Units 3&4 (24% of our 2010 revenues), Limestone Generating Station (16%) and Colstrip Units 1&2 (13%) and Sherburne County Station (12%). Interruption in the purchases of coal from our operations by our principal customers could significantly affect our revenues. Unscheduled maintenance outages at our customers’ power plants, unseasonably moderate weather, higher-than-anticipated hydro season or increases in the production of alternative clean-energy generation such as wind power could cause our customers to reduce their purchases. In addition, new environmental regulations could compel our customer of the Jewett Mine to purchase more compliance coal, reducing or eliminating our sales to them. Four of our five mines are dedicated to supplying customers located adjacent to or near the mines, and these mines may have difficulty identifying alternative purchasers of their coal if their existing customers suspend or terminate their purchases. The reduction in the sale of our coal would adversely affect our operating results. In addition, if any of our major customers became unable to pay for contracted amounts of coal, our results of operation and liquidity would be adversely affected.
Similarly, interruption in the purchase of power by Dominion could also negatively affect our revenues. In 2010, the sale of power by ROVA to Dominion accounted for approximately 17% of our consolidated revenues. Although ROVA supplies power to Dominion under long-term power purchase agreements, if demand for electricity from Dominion’s customers was materially reduced or if Dominion was to become insolvent or otherwise unable or unwilling to pay for the power produced by ROVA in a timely manner, it could have a material adverse effect on our results of operations, financial condition, and liquidity.
If our assumptions regarding our future expenses related to employee benefit plans are incorrect, then expenditures for these benefits could be materially higher than we have assumed. In addition, we may have exposure under those plans that extend beyond what our obligations would be with respect to our own employees.
We provide various postretirement medical benefits, black lung and worker’s compensation benefits to current and former employees and their dependents. We calculate the total accumulated benefit obligations according to guidance provided by GAAP. We estimate the present value of our postretirement medical, black lung and worker’s compensation benefit obligations to be $210.9 million, $14.1 million and $10.4 million, respectively, at December 31, 2010. We have estimated these unfunded obligations based on actuarial assumptions described in the notes to our consolidated financial statements. If our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher.

Moreover, regulatory changes could increase our obligations to provide these or additional benefits. Certain of our subsidiaries participate in defined benefit multi-employer funds that were established in connection with the Coal Industry Retiree Health Benefit Act of 1992, or Coal Act, which provides for the funding of health and death benefits for certain UMWA retirees. Our contributions to these funds totaled $3.1 million for the year ended December 31, 2009 and $3.0 million for the year ended December 31, 2010. Our contributions to these funds could increase as a result of a shrinking contribution base as a result of the insolvency of other coal companies that currently contribute to these funds, lower than expected returns on fund assets or other funding deficiencies.
We could also have obligations under the Tax Relief and Health Care Act of 2006, or 2006 Act. The 2006 Act authorized up to a maximum of $490 million in federal contributions to pay for certain benefits, including the healthcare costs under certain funds created by the Coal Act for “orphans,” i.e. retirees from companies that subsequently ceased operations, and their dependents. However, if Congress were to amend or repeal the 2006 Act or if the $490 million authorization were insufficient to pay for these healthcare costs, we, along with other contributing employers and certain affiliates, would be responsible for the excess costs.
We also contribute to a multi-employer defined benefit pension plan, the Central Pension Fund of the Operating Engineers, or Central Pension Fund, on behalf of employee groups at our Rosebud, Absaloka and Savage mines that are represented by the International Union of Operating Engineers. The Central Pension Fund is subject to certain funding rules contained in the Pension Protection Act of 2006, or PPA. Under the PPA, if the Central Pension Plan fails to meet certain minimum funding requirements, it would be required to adopt a funding improvement plan or rehabilitation plan. If the Central Pension Fund adopted a funding improvement plan or rehabilitation plan, we could be required to contribute additional amounts to the fund. As of January 31, 2010, its last completed fiscal year, the Central Pension Fund reported that it was underfunded. If we were to partially or completely withdraw from the fund at a time when the Central Pension Fund were underfunded, we would be liable for a proportionate share the fund’s unfunded vested benefits, and this liability could have a material adverse effect on our financial position.
Recent healthcare legislation contains amendments to the Black Lung Benefits Act that could adversely affect our financial condition and results of operations.
In March 2010, the Patient Protection and Affordable Care Act, or PPACA, was enacted. PPACA contains an amendment to the Black Lung Benefits Act, or BLBA, that has the effect of reinstating provisions that were removed from the BLBA in 1981. The amendment provides that eligible miners can be awarded total disability benefits if they can prove they worked 15 or more years in or around coal mines and have a totally disabling respiratory impairment. In addition, the amendment also provides for an automatic survivor benefit to be paid upon the death of a miner with an awarded federal black lung claim without the requirement to prove that the miner’s death was due to black lung disease. Both amendments are retroactive and applicable to claims filed as of January 1, 2005 and have and may continue to result in currently pending claimants being awarded benefits back to a start date that may be as far back as January 2, 2005. Through the first nine months of the amendment’s effectiveness, we have experienced an increase in black lung claims over similar periods. However, at a minimum, it takes several months to several years for a claim to be awarded or denied and any liability to be determined. In addition, through the first nine months, we have accepted several survivors’ claims. Given the relatively small number of survivors’ claims and the lack of final adjudication of black lung claims, we have very limited experience from which to determine the overall effect, if any, this increase in claims will have on our costs and liability. In addition, we have incomplete information to determine whether this increase in claims constitutes a one-time spike in claims, or represents a future trend in black lung claims and eventual awards. We believe these amendments could give rise to increases in liabilities for claims from prior periods of time for retroactive costs, an increase in the number of claimants who are awarded benefits resulting in an increase in future funding requirements and an increase in administrative fees, including legal expenses, as a result of reviewing and defending an increased number of benefit claims. In addition, while we periodically perform evaluations of our black lung liability, using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others, the limited claims experience from the first nine months of amendment effectiveness is insufficient to determine the potential change in black lung liability due to the application of these new amendments. If the number or severity of claims increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our current assumptions, our results of operations and liquidity could be immediately impacted.

Inaccuracies in our estimates of our coal reserves could result in decreased profitability from lower than expected revenues or higher than expected costs.
Our future performance depends on, among other things, the accuracy of our estimates of our proven and probable coal reserves. Our reserve estimates are prepared by our engineers and geologists or by third-party engineering firms and are updated periodically. There are numerous factors and assumptions inherent in estimating the quantities and qualities of, and costs to mine, coal reserves, including many factors beyond our control, including the following:
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
The Surface Mining Control and Reclamation Act of 1977, or SMCRA, establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. We calculated the total estimated reclamation and mine-closing liabilities according to the guidance provided by Generally Accepted Accounting Principles, or GAAP, and current industry practice. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering expertise related to these requirements. If our estimates are incorrect, we could be required in future periods to spend materially different amounts on reclamation and mine-closing activities than we currently estimate. Likewise, if our customers, some of whom are contractually obligated to pay certain reclamation costs, default on the unfunded portion of their contractual obligations to pay for reclamation, we could be forced to make these expenditures ourselves and the cost of reclamation could exceed any amount we might recover in litigation.
We estimate that our gross reclamation and mine-closing liabilities, which are based upon projected mine lives, current mine plans, permit requirements and our experience, were $241.6 million (on a present value basis) at December 31, 2010. Of these December 31, 2010 liabilities, our customers have assumed $95.5 million by contract. In addition, we held final reclamation deposits, received from customers, of approximately $72.3 million at December 31, 2010 to provide for these obligations. We estimate that our obligation for final reclamation that was not the contractual responsibility of others or covered by offsetting reclamation deposits was $73.9 million at December 31, 2010. This $73.9 million must be recovered in the price of coal sold. Responsibility for the final reclamation amounts may change in certain circumstances.

Although our estimated costs are updated annually, our recorded obligations may prove to be inadequate due to changes in legislation, standards and the emergence of new restoration techniques. Furthermore, the expected timing of expenditure could change significantly due to changes in commodity prices that might curtail the life of an operation. These recorded obligations could prove insufficient compared to the actual cost of reclamation. Any underestimated or unidentified close down, restoration and environmental rehabilitation costs could have an adverse effect on our reputation as well as our asset values, results of operations and liquidity.
If the cost of obtaining new reclamation bonds and renewing existing reclamation bonds continues to increase or if we are unable to obtain additional bonding capacity, our operating results could be negatively affected.
Federal and state laws require that we provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis and have become increasingly expensive. Bonding companies are requiring that applicants collateralize increasing portions of their obligations to the bonding company. In 2010, we paid approximately $2.6 million in premiums for reclamation bonds and were required to use $1.7 million in cash to collateralize 47% of the face amount of the new bonds obtained in 2010. We anticipate that, as we permit additional areas for our mines in 2011 and 2012, our bonding and collateral requirements will increase significantly. Any capital that we provide to collateralize our obligations to our bonding companies is not available to support our other business activities. If the cost of our reclamation bonding premiums and collateral requirements were to increase, our results of operations could be negatively affected. Additionally, if we are unable to obtain additional bonding capacity due to cash flow constraints, we will be unable to begin mining operations in newly permitted areas, which could hamper our ability to efficiently meet our current customer contract deliveries, expand operations, and increase revenues.
Our coal mining operations are subject to external conditions that could disrupt operations and negatively affect our profitability.
Our coal mining operations are all surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production, and increase the cost of mining at particular mines for varying lengths of time. These conditions or events include: unplanned equipment failures, which could interrupt production and require us to expend significant sums to repair our equipment, which is integral to the mining of coal; geological conditions such as variations in the quality of the coal produced from a particular seam, variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; and weather conditions. For example, in our recent past, we have endured: a major blizzard at the Beulah Mine, which interrupted operations; a fire on the trestle at the Beulah Mine that interrupted rail shipment of our coal; and an unanticipated replacement of boom suspension cables on one of our draglines that caused a multi-week interruption of mining. Major disruptions in operations at any of our mines over a lengthy period could adversely affect the profitability of our mines.
In addition, unplanned outages of draglines and extensions of scheduled outages due to mechanical failures or other problems occur from time to time and are an inherent risk of our coal mining business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues as a result of selling fewer tons of coal. If properly maintained, a dragline can operate for 40 years or longer. The average age of our draglines is 28 years. The dragline at our Absaloka Mine was erected in 1980. As our draglines and other major equipment ages, we may experience unscheduled maintenance outages or increased maintenance costs, which would adversely affect our operating results.
Our operations are vulnerable to natural disasters, operating difficulties and infrastructure constraints, not all of which are covered by insurance, which could have an impact on its productivity.
Mining and power operations are vulnerable to natural events, including blizzards, earthquakes, drought, floods, fire, storms and the possible effects of climate change. Operating difficulties such as unexpected geological variations could affect the costs and viability of our operations. Our operations also require reliable roads, rail networks, power sources and power transmission facilities, water supplies and IT systems to access and conduct operations. The availability and cost of infrastructure affects our capital expenditures, operating costs, and planned levels of production and sales. Our insurance does not cover every potential risk associated with our operations. Adequate coverage at reasonable rates is not always obtainable. In addition, our insurance may not fully cover our liability or the consequences of any business interruptions such as equipment failure or labor dispute. The occurrence of a significant event not fully covered by insurance could have an adverse effect on our business, results of operations, financial condition and prospects.

Health, safety, environment and other regulations, standards and expectations evolve over time and unforeseen changes could have an adverse effect on our results of operations and liquidity.
We operate in an industry that is subject to numerous health, safety and environmental laws, regulations and standards as well as community and stakeholder expectations. We are subject to extensive governmental regulations in all jurisdictions in which we operate. Operations are subject to general and specific regulations governing mining and processing, land tenure and use, environmental requirements (including site-specific environmental licenses, permits and statutory authorizations), workplace health and safety and taxation. Evolving regulatory standards and expectations can result in increased litigation and/or increased costs, all of which can have an adverse effect on our results of operations and liquidity.
Should our Indian Coal Tax Credit transaction be audited by the Internal Revenue Service, or IRS, and the tax results contemplated thereby disallowed, the financial benefits of the transaction would be reduced and we may be required to return payments received from a third party investor.
In 2008, WRI entered into a series of transactions with an unaffiliated investor, including the formation of Absaloka Coal, in order to take advantage of certain available tax credits for the production of coal on Indian lands and the sale of that coal. We requested and have received a private letter ruling, or PLR, from the IRS providing that certain requirements for the availability of the tax credits have been met under the specific scenario described in the PLR. Even though we have received the PLR, there are certain issues that may be raised by the IRS in a subsequent audit of tax returns of Absaloka Coal. In the event that a subsequent audit results in the disqualification of the tax credits or the disallowance of the allocations of the tax credits, various remedies would minimize the financial benefits of the transaction and we could be required to return to the investor previously received payments. We pay to the Crow Tribe 33% of the expected payments we receive from the investor. The Crow Tribe is only required to reimburse us under very limited circumstances. As a result, in the event that the IRS disallows or disqualifies the tax credits, we would likely be unable to recoup payments already paid to the Crow Tribe.
Furthermore, the transactions described above will expire in 2012 unless renewed. Renewal would require, among other things, an amendment to the relevant section of the Internal Revenue Code. While we expect to seek to renew the transactions if the relevant section of the Internal Revenue Code is amended, there can be no assurance that we will be successful in doing so or that the relevant section of the Internal Revenue Code will be amended.
Our future success depends upon our ability to continue acquiring and developing coal reserves that are economically recoverable and to raise the capital necessary to fund our expansion.
Our recoverable reserves will decline as we produce coal. We have not yet applied for the permits required or developed the mines necessary to use all of the coal deposits under our mineral rights, and those permits may not be granted in a timely manner or at all. Furthermore, we may not be able to mine all of our coal deposits as efficiently as we do at our current operations. Our future success depends upon conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. Our current strategy includes increasing our coal reserves through acquisitions of other mineral rights, leases, or producing properties and continuing to use our existing properties. Our ability to further expand our operations may be dependent on our ability to obtain sufficient working capital, either through cash flows generated from operations, or financing activities, or both. As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. These factors could have a material adverse affect on our mining operations and costs, and our customers’ ability to use the coal we mine.

Union represented labor creates an increased risk of work stoppages and higher labor costs.
At December 31, 2010, either the International Union of Operating Engineers Local 400 or the UMWA represented approximately 52% of our total workforce. Our unionized workforce is spread out amongst four of our surface mines. As a majority of our workforce is unionized, there may be an increased risk of strikes and other labor disputes, and our ability to alter labor costs is subject to collective bargaining. In March 2009, during negotiation over a collective bargaining agreement, our employees at the Rosebud Mine imposed a sixteen-day work stoppage. In April 2009, we entered into a new four-year agreement with the union and the Rosebud Mine resumed full operation. The impact on our operations was minimal as we continued to make most of our scheduled coal deliveries. If our Jewett Mine operations were to become unionized, we could be subject to additional risk of work stoppages, other labor disputes and higher labor costs, which could adversely affect the stability of production and our results of operations. The collective bargaining agreement relating to the represented workforce at the Absaloka Mine expires in mid-2011. When the collective bargaining agreement expired in 2008, the represented workforce at Absaloka imposed a 10-day work stoppage before accepting a new agreement. It is possible that a work stoppage could occur in connection with these negotiations with the represented workforce. While strikes are generally a force majeure event in long-term coal supply agreements, thereby exempting the mine from its delivery obligations, the loss of revenue for even a short time could have a material adverse effect on our financial results.
Legislation has been proposed to enact a law allowing workers to choose union representation solely by signing election cards, which would eliminate the use of secret ballots to elect union representation. While the impact is uncertain, if this proposal is enacted into law, it will be administratively easier for unions to unionize coal mines and may lead to more coal mines becoming unionized.
Our revenues could be affected by unscheduled outages or if scheduled maintenance outages last longer than anticipated.
Unplanned outages of and extensions of scheduled outages due to mechanical failures or other problems at our mines, our power plants, or the power plants of our customers occur from time-to-time and are an inherent risk of our business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues as a result of selling less tons of coal or fewer megawatt hours. While we maintain insurance, the proceeds of such insurance may not be adequate to cover our lost revenues, increased expenses or liquidated damages payments should we experience equipment breakdown. Any unexpected failure, including failure associated with breakdowns, forced outages or any unanticipated capital expenditures could have an adverse affect on our results of operations and liquidity.
The profitability of ROVA could be severely affected beginning in 2014 due to differences in the termination dates of our coal supply agreements and power purchase agreements.
We entered into a ROVA Coal Supply Agreement for our larger plant on June 21, 1993, and a ROVA Coal Supply Agreement for our smaller plant on December 1, 1993, which provide for ROVA’s coal needs for a twenty-year period, terminating on May 29, 2014 and June 1, 2015, respectively. We also entered into power sales agreements with Dominion Virginia Power that provide for the sale of power for a twenty-five year term through May 29, 2019, for our larger ROVA plant and June 1, 2020, for the smaller ROVA plant. The coal supply agreements provide for coal at a price per ton that is significantly less than today’s open market price for Central Appalachia coal. Upon the termination of the coal supply agreements beginning in 2014, we will be required to renegotiate our current contract or find a substitute supply of coal, more than likely at a cost per ton far greater than the price we are paying today. However, the power sales agreements do not provide for a price increase related to an increase in the cost per ton of delivered coal and Dominion Virginia Power’s payment for power after 2014 will not escalate with our increased coal costs. Due to the change in the economics of ROVA at such time, it is projected that ROVA will begin incurring losses in 2014 and may be unable to pay its obligations as they become due. Should ROVA renegotiate its future coal supply contracts prior to 2014 in a manner that results in higher coal prices, reduced margins and an inability to pay obligations could be accelerated.
Permitting issues in Central Appalachia could put ROVA’s coal supply at risk.
ROVA purchases coal under long-term contracts from coal suppliers with identified reserves located in Central Appalachia. While our coal supply has been relatively stable since the inception of the contracts, potential permitting issues pertaining to the reserves identified as our source of coal in our coal contracts could prove problematic in the coming years. Should regulatory/legal action prevent our coal supplier from continuing to mine the reserves identified as our source of coal or to mine other reserves that could be identified as potential sources of coal, we could be forced to find an alternative source of coal at higher prices. While the cost of cover for substitute coal should be covered by our coal contracts, we would be forced to initially incur the higher costs to secure a coal supply to provide for the continued operations at ROVA. In addition, should issues arise under our coal contracts relating to the cost of cover for substitute coal, the coal suppliers’ guarantee or any other issue, we could be forced to incur significant legal expenses and, potentially, may never recoup our incremental coal or related legal costs.

We face intense competition to attract and retain employees. Further, managing Chief Executive Officer and key executive succession and retention is critical to our success.
We are dependent on retaining existing employees and attracting additional qualified employees to meet current and future needs and achieving productivity gains from our investments in technology. We face intense competition for qualified employees, and there can be no assurance that we will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. An inability to retain existing employees or attract additional employees could have a material adverse effect on our business, cash flows, financial condition and results of operations.
We would be adversely affected if we fail to adequately plan for succession of our Chief Executive Officer and senior management or fail to retain key executives. While we have succession plans in place, these plans do not guarantee that we will not face operational risk upon the exit of our Chief Executive Officer or members of our senior management.
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
Competition in the U.S. coal industry may adversely affect our revenues and results of operations.
Many of our competitors in the domestic coal industry are major coal producers who have significantly greater financial resources than we do. The intense competition among coal producers may impact our ability to retain or attract customers and may therefore adversely affect our future revenues and results of operations. Among other things, competitors could develop new mines that compete with our mines or build or obtain access to rail lines that would adversely affect the competitive position of our mines.
Any change in consumption patterns by utilities away from the use of coal could affect our ability to sell the coal we produce or the prices that we receive.
The domestic electric utility industry currently accounts for approximately 93% of domestic coal consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, hydro, natural gas and fuel oil as well as alternative sources of energy. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could negatively impact our results of operations and liquidity.
Some power plants are fueled by natural gas because of the relatively cheaper construction costs of such plants compared to coal-fired plants and because natural gas is a cleaner burning fuel. In addition, some states have adopted or are considering legislation that encourages domestic electric utilities to switch coal-fired power generation plants to natural gas powered plants. Passage of these and other state or federal laws or regulations regarding limiting carbon dioxide emissions could result in fuel switching, from coal to other fuel sources, by purchasers of our coal. Such laws and regulations could also mandate decreases in carbon dioxide emissions from coal-fired power plants, impose taxes on carbon emissions or require certain technology to capture and sequester carbon dioxide from coal-fired power plants. If these or similar measures are ultimately imposed by federal or state governments or pursuant to international treaty on the coal industry, our reserves and operating costs may be materially and adversely affected. Similarly, alternative fuels (non fossil fuels) could become more attractive than coal in order to reduce carbon emissions, which could result in a reduction in the demand for coal and, therefore, our revenues.

Increased regulation of greenhouse gas emissions could adversely affect our cost of operations.
Our operations are energy intensive and depend heavily on fossil fuels. There is increasing regulation of greenhouse gas emissions, progressive introduction of carbon emissions trading mechanisms and tighter emission reduction targets, in numerous jurisdictions in which we operate. These are likely to raise energy and production costs to a material degree over the next decade. Regulation of greenhouse gas emissions in our major customers’ and suppliers’ jurisdictions could also have an adverse effect on the demand for our products.
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
The costs, liabilities and requirements associated with these and other regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Failure to comply with these regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. We may also incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. We must compensate employees for work-related injuries. If we do not make adequate provision for our workers’ compensation liabilities, it could harm our future operating results. If we are pursued for any sanctions, costs and liabilities, our mining operations and, as a result, our results of operations could be adversely affected.
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
Coal contains impurities, including but not limited to sulfur, mercury, chlorine, carbon and other elements or compounds, many of which are released into the air when coal is burned. The emission of these and other substances is extensively regulated at the federal, state and local level, and these regulations significantly affect our customers’ ability to use the coal we produce and, therefore, the demand for that coal. For example, the purchaser of coal produced from the Jewett Mine blends our lignite with compliance coal from Wyoming. Tightened nitrogen oxide and new mercury emission standards could result in the customer purchasing an increased blend of the Wyoming coal in order to reduce emissions. Further, increased market prices for sulfur dioxide emissions and increased coal ash costs could also favor an increased blend of the lower ash Wyoming compliance coal. In such a case, the customer has the option to increase its purchases of other coal and reduce purchases of our coal or terminate our contract. A termination of the contract or a significant reduction in the amount of our coal that is purchased by the customer could have a material adverse effect on our results of operation and financial condition.
In addition, greenhouse gas, or GHG, emissions have increasingly become the subject of a large amount of international, national, state and local attention. Coal-fired power plants can generate large amounts of carbon emissions. Accordingly, our coal and power operations will likely be affected by legislation or regulation intended to limit GHGs. For example, the Environmental Protection Agency, or EPA, has issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress is considering “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. In addition, coal-fired power plants have become subject to challenge, including the opposition to any new coal-fired power plants or capacity expansions of existing plants, by environmental groups seeking to curb the environmental effects of emissions of GHGs.
These developments could have a variety of adverse effects on demand for the coal we produce. For example, state or federal laws or regulations regarding GHGs could result in fuel switching from coal to other fuel sources by electricity generators, or require us, or our customers, to employ expensive technology to capture and sequester carbon dioxide. Political opposition to the development of new coal-fired power plants, or regulatory uncertainty regarding future emissions controls, may result in fewer such plants being built, which would limit our ability to grow in the future.
With respect to ROVA, it may be unable to pass costs associated with GHG-related regulation on to Dominion Virginia Power under its power purchase agreement even though any imposed carbon tax would be passed through to ROVA from its coal suppliers under the terms of the applicable coal supply agreements. Any legislation or regulation that has the effect of imposing costs on ROVA it is unable to pass through to Dominion Virginia Power would adversely affect our results of operations and liquidity.
Risk Factors Relating to our Equity
Provisions of our certificate of incorporation, bylaws, Delaware law and our stockholder rights plan may have anti-takeover effects that could prevent a change of control of our company that stockholders may consider favorable, and the market price of our common stock may be lower as a result.
Provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our bylaws impose various procedural and other requirements that could make it more difficult for stockholders to bring about some types of corporate actions such as electing individuals to the board of directors. In addition, a change of control may be delayed or deterred as a result of our stockholder rights plan, which was initially adopted by our Board of Directors in early 1993 and amended and restated in February 2003 and further amended in May 2007 and March 2008. Our ability to issue preferred stock in the future may influence the willingness of an investor to seek to acquire our company. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. Provisions in the indenture governing the Parent Notes regarding certain change of control events could have a similar effect.

Future sales of our common stock by our major stockholder may depress our share price and influence our management policies.
Mr. Jeffrey L. Gendell, directly and indirectly through various entities, currently owns approximately 25% of our common stock. We have granted Mr. Gendell and its various affiliated entities registration rights with respect to our common stock it holds, which we registered on a selling stockholder registration statement in May 2009. In 2010, Mr. Gendell and the various affiliated entities sold approximately 10% of their then ownership of our common stock. Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, if Mr. Gendell or his various affiliated entities were to sell their entire holdings to one person, that person could have significant influence over our management policies.

ITEM 1B—UNRESOLVED STAFF COMMENTS.
None
ITEM 2—PROPERTIES.
See “Coal Segment-Properties” and “Power Segment” under Item 1 for information relating to our properties and reserves.
ITEM 3—LEGAL PROCEEDINGS.
We are subject, from time-to-time, to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results.
ITEM 4—REMOVED AND RESERVED.
ITEM 4B—MINE SAFETY DISCLOSURE.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was enacted. Section 1503 of the Act contains reporting requirements regarding mine safety. Mine safety violations and other regulatory matters, as required by Section 1503 of the Act, are included as Exhibit 95.1 to this report on Form 10-K.

PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER                  PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is listed and traded on the NYSE AMEX under the symbol WLB.
Holders
As of March 1, 2011, there were 1,251 holders of record of our common stock.
The following table shows the range of sales prices for our common stock for the past two years, as reported by the NYSE Amex.

	Sales Prices
	Common Stock
	High	Low
2009
First Quarter	$12.12	$4.61
Second Quarter	10.86	6.88
Third Quarter	10.25	6.33
Fourth Quarter	9.20	6.28

2010
First Quarter	$13.94	$9.06
Second Quarter	14.40	8.00
Third Quarter	10.25	7.38
Fourth Quarter	12.14	9.83
Dividend Policy
Holders of our common stock are entitled to receive such dividends as our Board may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock for some time and we do not anticipate paying any common stock dividends in the foreseeable future. In addition, the Indenture governing the Parent Notes restricts our ability to pay dividends on, or make other distributions in respect of, our capital stock unless we are able to meet certain ratio tests or other financial requirements. Should we be permitted to pay dividends pursuant to such Indenture, the payment of such dividends will be dependent upon earnings, financial condition and other factors considered relevant by our Board and will be subject to limitations imposed under Delaware law.

Stock Performance Graph
This performance graph compares the cumulative total stockholder return on our common stock for the five-year period December 31, 2005 through December 31, 2010 with the cumulative total return over the same period of the AMEX Market Index and a peer group index, which consists of Alliance Resource Partners, L.P., Cloud Peak Energy, Inc., James River Coal Company, Massey Energy Company and Patriot Coal Corporation. The graph assumes that:
•	You invested $100 in Westmoreland Coal common stock and in each index at the closing price on December 31, 2005;
•	All dividends were reinvested;
•	Annual reweighting of the peer groups; and
•	You continued to hold your investment through December 31, 2010.
You are cautioned against drawing any conclusions from the data contained in this graph, as past results are not necessarily indicative of future performance. The indices used are included for comparative purposes only and do not indicate an opinion of management that such indices are necessarily an appropriate measure of the relative performance of our common stock.

	Year Ending December 31,
Company/Market/Peer Group	2005	2006	2007	2008	2009	2010
Westmoreland Coal Company	$100.00	$85.85	$60.70	$48.47	$38.91	$52.14
NYSE AMEX Composite	$100.00	$119.87	$144.08	$85.85	$116.25	$146.00
2010 Peer Group Index(1)	$100.00	$66.40	$92.50	$44.01	$99.68	$136.20
2009 Peer Group Index	$100.00	$67.52	$103.74	$50.38	$117.02	$159.84

(1)	We revised our peer group to better reflect comparable sized companies in our industry.

ITEM 6—SELECTED FINANCIAL DATA.
Westmoreland Coal Company and Subsidiaries
Five-Year Review

	2010	2009	2008	2007	2006 (1)
	(In thousands; except per share data)
Consolidated Statements of Operations Information
Revenues	$506,057	$443,368	$509,696	$504,217	$444,407
Operating income (loss)	20,521	(31,774)	(16,035)	(5,882)	4,617

Loss from continuing operations(2)	(3,170)	(29,162)	(48,567)	(13,230)	(10,860)
Income from discontinued operations, net	—	—	—	1,725	406

Net loss	(3,170)	(29,162)	(48,567)	(11,505)	(10,454)
Less net income (loss) attributable to non-controlling interest	(2,645)	(1,817)	—	1,194	2,244
Less preferred stock dividend requirements	1,360	1,360	1,360	1,360	1,585
Less premium on exchange of preferred stock for common stock	—	—	—	—	791

Net loss applicable to common shareholders	$(1,885)	$(28,705)	$(49,927)	$(14,059)	$(15,074)

Per common share (basic and diluted):
Loss from continuing operations	$(0.17)	$(2.88)	$(5.25)	$(1.72)	$(1.77)
Net loss applicable to common shareholders	$(0.17)	$(2.88)	$(5.25)	$(1.53)	$(1.72)

Balance Sheet Information (end of period)
Working capital deficit	$(35,793)	$(74,976)	$(24,152)	$(94,674)	$(66,773)
Net property, plant and equipment	416,955	456,184	443,400	442,426	431,452
Total assets	750,306	772,728	812,967	782,528	761,382
Total debt	242,104	254,695	269,153	271,448	306,007
Shareholders’ deficit (3)	(162,355)	(141,799)	(217,598)	(177,257)	(180,431)

Other Data:
Net cash provided by (used in):
Operating activities	$45,353	$29,448	$55,245	$82,516	$29,434
Investing activities	(29,180)	(38,597)	(6,588)	(43,259)	(33,922)
Financing activities	(20,917)	(20,273)	(28,452)	(46,259)	20,010
Capital expenditures	22,814	34,546	31,320	30,412	20,852

(1)	Effective June 29, 2006, we acquired a 50% interest in a partnership, which owns the 230-megawatt ROVA power plants from a subsidiary of E.ON U.S. LLC. The acquisition increased our ownership interest in the partnership to 100%.

(2)	Includes a non-cash tax benefit of $17.1 million and $9.1 million in 2009 and 2007, respectively.

(3)	Effective December 31, 2006, we recorded an increase in shareholders’ deficit of $129.8 million to reflect on our balance sheet the underfunded status of our pension and postretirement medical benefit plans.
No cash dividends were declared on common shares for the five years ended December 31, 2010.

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
Overview
Westmoreland Coal Company is an energy company employing 1,081 employees whose operations include five surface coal mines in Montana, North Dakota and Texas and two coal-fired power-generating units with a total capacity of approximately 230 megawatts in North Carolina. We sold 25.2 million tons of coal in 2010. Our two principal operating segments are our coal segment and our power segment, in addition to two non-operating segments.
We are a holding company and conduct our operations through subsidiaries, which generally have obtained separate financing. As a holding company, we have significant cash requirements to fund our ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to us are distributions from our principal operating subsidiaries. Following the Parent Notes offering discussed below, we now have cash on hand in excess of $45 million. The Parent Notes offering permits us to enter into a revolving credit facility at the Parent.
Recent Developments
In February 2011, we completed a private placement of $150.0 million of senior secured notes due in 2018. The net proceeds from the offering of the Parent Notes were used to pay all dividend arrearages on our Series A preferred stock, to repay all outstanding term and revolving line of credit debt at ROVA and WRI, to retire approximately $2.5 million of the outstanding principal owed on the senior secured convertible notes (the remaining principal balance of the senior secured convertible notes was converted to common stock) and for general corporate purposes. We are required to register the debt issued under the Parent Notes offering with the SEC within 120 days after the completion of the offering, which was February 4, 2011.
Legislation Enacted
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The legislation, among other matters, requires mining companies to provide specific detailed information on health and safety violations on a mine-by-mine basis, and will require disclosure of payments made to foreign governments and the Federal Government to further the commercial development of minerals. We have made the required health and safety violation disclosures in Part I, Item 4B “Mine Safety Disclosure.” Regulations regarding government payment disclosures have not yet been adopted.
Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act, or PPACA was enacted, potentially impacting our costs to provide healthcare benefits to our active and retired employees and benefits related to black lung. The PPACA has both short-term and long-term implications on healthcare benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018. Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. As a result, we have increased our postretirement medical benefit obligation at December 31, 2010 by $6.9 million with a corresponding increase in Accumulated other comprehensive loss.
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
Results of Operations
Items that Affect Comparability of Our Results
For 2010 and each of the prior two years, our results have included items that do not relate directly to ongoing operations. The income (expense) components of these items were as follows:

Year Ended December 31,	2010	2009	2008
	(In thousands)
Fair value adjustment on derivative and related amortization of debt discount	$(4,840)	$5,076	$—
Heritage legal claim settlement	—	756	—
Reclamation claim	—	(4,825)	—
Beneficial conversion feature interest expense	—	—	(8,146)
Loss on extinguishment of WML debt	—	—	(3,834)
Loss on extinguishment of ROVA debt	—	—	(1,344)
Settlement of coal royalty dispute	—	—	(2,635)
Gain on sale of interest in Ft. Lupton power project	—	—	876
Restructuring charges	—	—	(2,009)

Impact (pre-tax)	$(4,840)	$1,007	$(17,092)

Tax effect of other comprehensive income gains	$—	$17,062	$—

Items recorded in 2010
•	We recorded expense of $3.4 million resulting from the mark-to-market accounting of the conversion feature in our convertible notes, primarily due to an increase in our stock price during 2010, with $1.4 million of interest expense of a related debt discount.
Items recorded in 2009
•	We recorded an income tax benefit of $17.1 million related to a tax effect of other comprehensive income gains, primarily related to a decrease in our postretirement medical obligations.
•	We recorded income of $6.1 million resulting from the mark-to-market accounting of the conversion feature in our convertible notes and a decrease in the value of our warrant offset with $1.0 million of interest expense of a related debt discount.
•	We recorded a gain of $0.8 million related to a settlement of past heritage claims, as a result of efforts to reduce our heritage costs.
•	We recorded $4.8 million in net expense related to the settlement of the reclamation claim at our Rosebud Mine. This included a $6.5 million reduction in revenue, offset with a $1.7 million reduction in cost of sales.

Items recorded in 2008
•	We recorded $8.1 million of expense related to the beneficial conversion feature in the convertible notes we issued in March 2008, as the conversion price was lower than the fair market value of our common stock at the time of issuance.
•	We refinanced both our WML and ROVA debt during 2008 and as a result recorded losses of $3.8 million and $1.3 million, respectively, for the extinguishment of debt.
•	We recorded $2.6 million in net expense related to two coal royalty claims as we reached an agreement with the U.S. Minerals Management Service and the Montana Department of Revenue to settle two long-standing disputes. This included $12.8 million of cost of sales, offset with $10.2 million of revenue.
•	On July 2, 2008, we received $0.9 million for our royalty interest in the gas-fired Ft. Lupton project and recognized a gain of $0.9 million on the sale.
•	In 2007, we initiated a restructuring plan in order to reduce the overall cost structure of the Company. As a result, in 2008 we recorded restructuring charges of $2.0 million. Most of the restructuring charges related to termination benefits, outplacement costs, and lease costs related to the consolidation of corporate office space.
2010 Compared to 2009
Summary
Our revenues for 2010 increased to $506.1 million compared with $443.4 million in 2009. This increase was primarily driven by a $56.9 million increase in our coal segment revenues due to price increases under existing coal supply agreements and the commencement of new agreements including the new cost-plus contract with our Rosebud Mine’s Unit 1&2 buyers. Additionally in 2009, we experienced customer shutdowns at our Rosebud and Beulah Mines, whereas comparable shutdowns did not occur during 2010. We refer to these shutdowns as “the 2009 customer shutdowns.” In addition, our power segment revenues increased $5.8 million related to an increase in megawatt hours sold as a result of a planned major maintenance outage, which occurs every five years, and a significant unplanned outage, both of which occurred in 2009. No comparable outages occurred in 2010.

Our net loss applicable to common shareholders for 2010 decreased to $1.9 million compared with a $28.7 million loss in 2009. Excluding the $4.8 million of expense in 2010 and the $18.1 million of income in 2009 discussed in Items that Affect Comparability of Our Results, our net loss decreased by $49.7 million during 2010. The primary factors, in aggregate, driving this decrease in net loss were:

2010
(In millions)

Increase in coal segment operating income driven by price increases, new agreements, 2009 customer shutdowns, and strong cost management performance at several mines	$27.6

Decrease in heritage segment operating costs primarily due to the agreement we entered into to modernize how we provide prescription drug benefits to retirees	16.6

Increase in our power segment operating income due to increased megawatt hours sold and decreased maintenance expenses due to planned and unplanned maintenance outages, with no comparable outages occurring in 2010	4.0

Increase in the noncontrolling interest adjustment to reduce losses from a partially owned consolidated coal segment subsidiary	0.8

Gain on sale of securities	0.7

Total	$49.7

Coal Segment Operating Results
The following table shows comparative coal revenues, operating income and sales volume, and percentage changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Revenues	$418,058	$361,206	$56,852	15.7%
Operating income	32,922	476	32,446	6816.4%
Adjusted EBITDA(1)	81,681	51,207	30,474	59.5%
Tons sold — millions of equivalent tons	25.2	24.3	0.9	3.7%
Operating income per ton sold	$1.31	$0.02	$1.29	6568.9%

(1)	Adjusted EBITDA is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our coal segment revenues for 2010 increased to $418.1 million compared with $361.2 million in 2009. This $56.9 million increase occurred primarily from the 0.9 million increase in tons sold due to the 2009 customer shutdowns, price increases under existing coal supply agreements, and the start of new agreements including the new cost-plus contract with our Rosebud Mine’s Unit 1&2 buyers.
Our coal segment operating income increased to $32.9 million in 2010 compared to $0.5 million in 2009. Excluding the $4.8 million related to the 2009 reclamation claim discussed in Items that Affect Comparability of Our Results, our coal segment operating income increased by $27.6 million. This increase was primarily driven by the factors increasing revenue described above as well as strong cost management performance by several of our mines.

Power Segment Operating Results
The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Revenues	$87,999	$82,162	$5,837	7.1%
Operating income	11,721	7,672	4,049	52.8%
Adjusted EBITDA(1)	22,664	18,117	4,547	25.1%
Megawatts hours	1,620	1,486	134	9.0%

(1)	Adjusted EBITDA is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our power segment revenues for 2010 increased to $88.0 million compared to $82.2 million in 2009. This $5.8 million increase occurred primarily from an increase in megawatt hours sold as a result of a planned major maintenance outage, which occurs every five years, and a significant unplanned outage, both of which occurred in 2009. No comparable outages occurred in 2010.
Our power segment operating income increased to $11.7 million in 2010 compared to $7.7 million in 2009. This $4.0 million increase was primarily from increased megawatt hours sold and decreased maintenance expenses as a result of the planned and unplanned maintenance outages discussed above.
Heritage Segment Operating Results
The following table shows comparative detail of the heritage segment’s expenses and percentage changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Health care benefits	$9,927	$22,490	$(12,563)	(55.9)%
Combined benefit fund payments	2,953	3,132	(179)	(5.7)%
Workers’ compensation benefits (credits)	81	(485)	566	116.7%
Black lung benefits	1,460	2,937	(1,477)	(50.3)%

Total heritage health benefit expenses	14,421	28,074	(13,653)	(48.6)%

Selling and administrative costs	1,547	3,696	(2,149)	(58.1)%

Heritage segment operating loss	$15,968	$31,770	$(15,802)	(49.7)%

Our heritage segment operating expenses for 2010 were $16.0 million compared to $31.8 million in 2009. Excluding the heritage legal claim settlement of $0.8 million in 2009 discussed in Items that Affect Comparability of Our Results, our heritage segment operating expenses decreased by $16.6 million. This decrease was primarily due to the agreement we entered into to modernize how we provide prescription drug benefits to our retirees. In addition, while we continue to work towards further heritage cost reductions, selling and administrative costs decreased due to reduced cost containment expenses. Finally, we experienced a favorable change in the valuation of our Black Lung liabilities due to changes in discount rates.
Corporate Segment Operating Results
Our corporate segment operating expenses for 2010 remained consistent with expenses for 2009.

Nonoperating Results (including other income (expense), income tax benefit, and net loss attributable to noncontrolling interest)
Our other expense for 2010 increased to $23.8 million compared with $14.5 million of expense for 2009. This is primarily due to the $9.9 million impact of the fair value adjustment on derivatives and related amortization of debt discount discussed in Items that Affect Comparability of Our Results.
Our income tax benefit was $0.1 million in 2010 compared with $17.1 million in 2009. Excluding the $17.1 million tax effect of other comprehensive income gains discussed in Items that Affect Comparability of our Results, our income tax benefit remained consistent with 2009.
Our net loss attributable to noncontrolling interest in 2010 was $2.6 million compared to $1.8 million in 2009. This increase was due to an increase in the noncontrolling interest adjustment to reduce losses from a partially owned consolidated coal segment subsidiary.
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
Our net loss applicable to common shareholders for 2009 decreased to $28.7 million compared with a $49.9 million loss in 2008. Excluding $18.1 million of income in 2009 and the $17.1 million of expenses in 2008 discussed in Items that Affect Comparability of Our Results, our net loss increased by $13.9 million. The primary factors, in aggregate, driving this increase in net loss were:

2009
(In millions)

Decrease in coal segment operating income driven by reduced tonnages sold due to the 2009 customer shutdowns and unfavorable energy market conditions, partially offset with income from Indian Coal Tax Credit monetization transaction, and losses from a partially owned consolidated subsidiary	$(12.7)

Decrease in our power segment operating income due to reduced megawatt hours sold, increased maintenance expenses due to a planned major maintenance outage and a significant 2009 unplanned outage	(8.3)

Decrease in heritage costs due to elimination of postretirement medical benefits for non-represented employees’ costs in the third quarter of 2009, reduced workers compensation expenses due to changes in interest rates and favorable claims experience, offset by an increase in cost containment efforts and unfavorable changes in the valuation of Black Lung benefit’s trust assets and liabilities due to changes in interest rates	2.9

Decrease in corporate expenses due to cost control efforts and a reduction in stock compensation expense	2.7

Favorable noncontrolling interest adjustment due to losses from a partially owned consolidated subsidiary	1.8

Decrease in interest income partially offset with a decrease in interest expense due to debt refinancing and an increase in other income	(1.3)

Decrease in income taxes driven by lower state taxable income due to customer outages	1.0

Total	$(13.9)

Coal Segment Operating Results
The following table shows comparative coal revenues, operating income and sales volume, and percentage changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2009	2008	$	%
	(In thousands)
Revenues	$361,206	$419,806	$(58,600)	(14.0)%
Operating income	476	15,211	(14,735)	(96.9)%
Adjusted EBITDA(1)	51,207	57,743	(6,536)	(11.3)%
Tons sold — millions of equivalent tons	24.3	29.3	(5.0)	(17.1)%
Operating income per ton sold	$0.02	$0.52	$(0.50)	(96.2)%

(1)	Adjusted EBITDA is defined and reconciled to net loss at the end of this “Results of Operations” section.
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
Power Segment Operating Results
The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2009	2008	$	%
	(In thousands)
Revenues	$82,162	$89,890	$(7,728)	(8.6)%
Operating income	7,672	16,920	(9,248)	(54.7)%
Adjusted EBITDA(1)	18,117	26,493	(8,376)	(31.5)%
Megawatts hours	1,486	1,641	(155)	(9.4)%

(1)	Adjusted EBITDA is defined and reconciled to net loss at the end of this “Results of Operations” section.
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

Heritage Segment Operating Results
The following table shows comparative detail of the heritage segment’s expenses and percentage changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2009	2008	$	%
	(In thousands)
Health care benefits	$22,490	$25,588	$(3,098)	(12.1)%
Combined benefit fund payments	3,132	3,470	(338)	(9.7)%
Workers’ compensation benefits (credits)	(485)	4,417	(4,902)	(111.0)%
Black lung benefits (credits)	2,937	(23)	2,960	12,869.6%

Total heritage health benefit expenses	28,074	33,452	(5,378)	(16.1)%

Selling and administrative costs	3,696	2,045	1,651	80.7%
Gain on sale of assets	—	(25)	25	(100.0)%

Heritage segment operating loss	$31,770	$35,472	$(3,702)	(10.4)%

Our heritage expenses for 2009 were $31.8 million compared to $35.5 million in 2008. Excluding the heritage legal claim settlement of $0.8 million in the second quarter of 2009 discussed in Items that Affect Comparability of Our Results, our heritage segment expenses decreased by $2.9 million. This decrease was primarily driven by a revaluation due to the elimination of postretirement medical benefits for our non-represented employees during the third quarter of 2009 and reduced workers compensation expenses due to changes in interest rates and favorable claims experience. These decreases were partially offset with an increase in cost containment expenditures and unfavorable changes in the valuation of our Black Lung benefit’s trust assets and liabilities due to changes in interest rates.
Corporate Segment Operating Results
Our corporate segment’s operating expenses totaled $8.1 million in 2009 compared to $12.7 million in 2008. Excluding the restructuring charge of $2.0 million in 2008 discussed in Items that Affect Comparability of Our Results, our corporate segment operating expenses decreased by $2.7 million. This decrease related to cost control efforts and a reduction in our stock compensation expense.
Nonoperating Results (including other income (expense), income tax benefit (expense), and net loss attributable to noncontrolling interest)
Our other expense for 2009 decreased to $14.5 million compared with $31.6 million of expense in 2008. Excluding the $5.1 million impact of the fair value adjustment on derivative and related amortization of debt discount, $8.1 million of interest on the beneficial conversion feature associated with our convertible debt issued in 2008, the $3.8 million loss on the extinguishment of our WML debt, and the $1.3 million loss on the extinguishment of our power debt discussed in Items that Affect Comparability of Our Results, our other expense increased $1.3 million. This increase was driven by a $1.9 million decrease in interest income, which was partially offset with a $0.4 million decrease in interest expense as a result of our debt refinancing and a $0.2 million increase in other income.
Our 2009 income tax benefit was $17.1 million compared with $0.9 million of expense in 2008. Excluding the $17.1 million tax effect of other comprehensive income gains discussed in Items that Affect Comparability of our Results, the remaining $1.0 million decrease resulted primarily from lower state taxable income primarily driven by the customer outages.

Reconciliation of Adjusted EBITDA to Net Loss
The discussion in “Results of Operations” in 2010, 2009 and 2008 includes references to our Adjusted EBITDA results. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:
•	are used widely by investors to measure a company’s operating performance without regard to items excluded from the calculation of such terms, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; and
•	help investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from our operating results.
Neither EBITDA nor Adjusted EBITDA is a measure calculated in accordance with GAAP. The items excluded from EBITDA and Adjusted EBITDA are significant in assessing our operating results. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation from, or as a substitute for, analysis of our results as reported under GAAP. For example, EBITDA and Adjusted EBITDA:
•	do not reflect our cash expenditures, or future requirements for capital and major maintenance expenditures or contractual commitments;
•	do not reflect income tax expenses or the cash requirements necessary to pay income taxes;
•	do not reflect changes in, or cash requirements for, our working capital needs; and
•	do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on certain of our debt obligations.
In addition, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Other companies in our industry and in other industries may calculate EBITDA and Adjusted EBITDA differently from the way that we do, limiting their usefulness as comparative measures. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only as supplemental data.

The tables below show how we calculated Adjusted EBITDA and includes a breakdown by segment.

	December 31,
	2010	2009	2008
	(In thousands)
Reconciliation of Adjusted EBITDA to Net Loss
Net Loss	$(3,170)	$(29,162)	$(48,567)

Income tax (benefit) expense from continuing operations	(141)	(17,136)	919
Other (income) loss	2,587	(5,991)	284
Interest income	(1,747)	(3,218)	(5,125)
Loss on extinguishment of debt	—	—	5,178
Interest expense attributable to beneficial conversion feature	—	—	8,146
Interest expense	22,992	23,733	23,130
Depreciation, depletion and amortization	44,690	44,254	41,387
Accretion of ARO and receivable	11,540	9,974	9,528
Amortization of intangible assets and liabilities	590	279	598

EBITDA	77,341	22,733	35,478

Restructuring charges	—	—	2,009
Customer reclamation claim	—	4,825	—
(Gain)/loss on sale of assets	226	191	(1,425)
Share-based compensation	4,049	2,552	2,733

Adjusted EBITDA	$81,616	$30,301	$38,795

	December 31,
	2010	2009	2008
	(In thousands)
Adjusted EBITDA by Segment
Coal	$81,681	$51,207	$57,743
Power	22,664	18,117	26,493
Heritage	(15,968)	(31,770)	(35,497)
Corporate	(6,761)	(7,253)	(9,944)

Total	$81,616	$30,301	$38,795

Significant Anticipated Variances between 2010 and 2011 and Related Uncertainties
We expect a number of factors to result in differences in our results of operation, financial condition and liquidity in 2011 relative to 2010:
•	We expect significantly higher overall levels of cash and liquidity throughout 2011 as a result of the issuance of the Parent Notes, as well as increased coal operating profits and decreased heritage health benefit expenditures;
•	We expect to take a charge to our earnings in 2011 of approximately $20.0 million as a result of the issuance of the Parent Notes and the mark-to-market accounting of the conversion feature in our convertible notes;
•	We expect an increase in the repayments of long-term debt resulting from our WML Notes as well as from the various debt paid off with the proceeds of the Parent Notes;
•	We expect significantly higher overall levels of debt and interest expense throughout 2011 as a result of the issuance of the Parent Notes;
•	We expect to pay approximately $21.0 million of preferred stock dividends in 2011;
•	We expect our overall coal tons delivered to decrease due to the December 31, 2010 expiration of a long-term coal supply contract at our Rosebud Mine. While this decrease will drive a decrease in overall tonnage sold, we expect the expiration of the contract to increase our profits and cash flow as our cost per ton sold was significantly greater than the fixed price per ton we were receiving under the contract;
•	We expect our power operating profit to increase slightly due to the significant maintenance expenses incurred in 2010 relating to a planned maintenance shutdown. In addition, the ROVA credit agreements required us to perform certain maintenance procedures that were not otherwise required. As a result, we expect the termination of those agreements in connection with the completion of the Parent Notes offering will result in further reductions in 2011 maintenance expenses;
•	We expect an increase in our depreciation, depletion, and amortization expense in 2011 due to increases in our asset reclamation obligation studies driving increased depletion expense as well as slightly increased capital spending levels in 2011;
•	We expect to make additional capital investments during 2011 in the range of $40.0 to $50.0 million to improve our mining operations, decrease our equipment maintenance costs, and increase our coal reserves. We expect these capital investments to be funded through our mine’s operating cash flows or, if necessary, WML’s existing credit facility or capital leases; and
•	We expect an increase in our investments in bond collateral in the range of $9.0 to $12.0 million primarily as a result of securing reclamation bonds for new mining areas in 2011.
We believe the net effect of the foregoing factors will result in an increase in cash flows in 2011 relative to 2010. Excluding the expected charge to our earnings in 2011 of approximately $20.0 million explained above, we expect an overall increase in our results of operations due to increased coal operating profits. Our outlook for 2011 is based on the information we currently have available and contains certain assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results in 2011 and in subsequent years. Key operational uncertainties relating to our expectations are described in “Risk Factors” and Item 1 “Coal Segment-Material Effects of Regulation” and “Power Segment-Material Effects of Regulation.”

Liquidity and Capital Resources
Following the February 4, 2011 Parent Notes offering, we now have cash on hand in excess of $45 million. We also expect increases in coal operating profits and our heritage health benefit expenditures to continue at their reduced 2010 rates. As a result, we anticipate that our cash flows from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the next several years.
Parent Notes Offering February 4, 2011 and Use of Proceeds
On February 4, 2011, we issued $150.0 million of 10.750% Senior Secured Notes due 2018 together with Westmoreland Partners as co-issuer. Interest is due at an annual fixed rate of 10.750% and will be paid in cash semi-annually, in arrears, on February 1 and August 1 of each year beginning August 1, 2011. The Parent Notes mature February 1, 2018. They are fully and unconditionally guaranteed by Westmoreland Energy LLC and WRI and their respective subsidiaries (other than Absaloka Coal, LLC) and by other subsidiaries. As a result of the Parent Notes offering, we recorded the current portion of our convertible notes, current portions of WRI’s term and revolving line of credit and ROVA’s term debt as non-current liabilities in our consolidated balance sheet at December 31, 2010.
We received net proceeds from the sale of the Parent Notes in this offering of approximately $135.2 million after deducting the Initial Purchaser’s discount or $7.5 million and offering costs of $7.3 million. We repaid existing outstanding debt as follows: $52.7 million to repay all outstanding term and revolving line of credit at ROVA, which includes a make-whole payment of $9.1 million; $20.1 million to repay all outstanding term and revolving line of credit at WRI; and $2.5 million to retire certain of our convertible notes. The holder of our convertible notes agreed to convert the convertible notes not retired into shares of our common stock. In addition, we used $19.9 million of the net proceeds to pay all dividend arrearages on our preferred stock. We will use the remaining net proceeds from the offering for general corporate purposes including the possible acquisition of new reserves. The indenture governing the Parent Notes requires us to offer to redeem these notes on an annual basis with certain Excess Cash Flow (as defined in the Indenture), and amounts used for such redemptions will not be available for other purposes.
In connection with the Parent Notes offering, we terminated the WRI and ROVA revolving credit agreements. The WML Credit Agreements remained in place following the offering. However, following the Parent Notes offering, we are still able to enter into a revolving credit facility without the consent of the holders of the notes, subject to certain conditions.
Liquidity Limitations and Requirements
The cash at WML is available to us through quarterly distributions. The WML credit agreement requires a debt service account and imposes timing and other restrictions on the ability of WML to distribute funds to us. Cash available from WML is affected beginning in 2011 by payments due in respect of principal on the WML Notes. Following the February 4, 2011 Parent Notes offering, we expect that distributions from ROVA and WRI will comprise a significant source of liquidity for us. The cash at WRM is also available to us through dividends, subject to maintaining a statutory minimum level of capital, which was $0.1 million at December 31, 2010.
Our liquidity continues to be affected by our heritage health and pension as follows:

	2010 Actual	2011 Expected
	(In millions)
Postretirement medical benefits	$14.5	$13.6
Pension contributions (1)	10.8	10.2
CBF premiums	3.0	2.7
Workers’ compensation benefits	0.6	1.0

(1)	Of the 2010 pension contribution, $5.0 million was made through the contribution of Company stock. No stock contributions are expected in 2011.

WML has $125.0 million of fixed rate term debt outstanding at December 31, 2010. Principal on the notes is scheduled to be paid as follows: $7.5 million in 2011, $14.0 million in 2012, $18.0 million in 2013, $18.0 million in 2014, $20.0 million in 2015, $20.0 million in 2016, $22.0 million in 2017 and the remaining $5.5 million in 2018. The revolving credit facility has a borrowing limit of $25.0 million and matures in June 2013. The interest rate under the revolving credit facility at December 31, 2010 was 3.75% per annum. At December 31, 2010, WML had an outstanding balance of $1.5 million under the revolving credit facility and a letter of credit of $1.9 million supported by the revolving credit facility, leaving it with $21.6 million of unused borrowings. WML’s revolving line of credit is only available to fund the operations of its respective subsidiaries.
WML’s credit agreement contains various affirmative and negative covenants. Operational covenants in the agreements prohibit, among other things, WML from incurring or guaranteeing additional indebtedness, creating liens on its assets, making investments or engaging in asset sales or transactions with affiliates, in each case subject to specified exceptions. Financial covenants in the agreements impose requirements relating to specified debt service coverage and leverage ratios. The debt service coverage ratio must meet or exceed a specified minimum. The leverage ratio covenant requires that WML not permit the ratio of total debt at the end of each quarter to EBITDA (both as defined) for the four quarters then ended to be greater than a specified amount. WML met all of its covenant requirements as of December 31, 2010 and expects to meet all covenant requirements for the foreseeable future.
WML’s term debt and revolving credit facility are secured by substantially all of the assets of WML and its subsidiaries (other than Texas Westmoreland Coal Co., or TWCC), our membership interests in WML, including certain dividends and other proceeds from such interests, and substantially all of the stock of WML’s subsidiaries other than TWCC.
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Years Ended December 31,
	2010	2009
	(In thousands)
Cash provided by (used in):
Operating activities	$45,353	$29,448
Investing activities	(29,180)	(38,597)
Financing activities	(20,917)	(20,273)
Cash provided by operating activities increased $15.9 million in 2010 compared to 2009 primarily as a result of a $26.0 million reduction in net loss in 2010. The increase in operating cash flows was partially offset by the $17.9 million decrease in cash receipts due to a contractually scheduled decrease in the payments ROVA collects from its customer.
Cash used in investing activities decreased $9.4 million in 2010 compared to 2009 primarily as a result of the reduction in our capital spending in 2010. Additions to property, plant and equipment were $22.8 million in 2010 compared to $34.5 million in 2009.
Cash used in financing activities in 2010 remained consistent with 2009.
Our working capital deficit at December 31, 2010 decreased by $39.2 million to approximately $35.8 million compared to a $75.0 million deficit at December 31, 2009 primarily as a result of a decrease in current installments of long-term debt and also a decrease in Other current liabilities due to the payment of a settlement for reclamation claims.

Contractual Obligations and Commitments
The following table presents information about our contractual obligations and commitments as of December 31, 2010, and the effects such obligations are expected to have on liquidity and cash flow in future periods. Some of the amounts below are estimates. We discuss these obligations and commitments elsewhere in this filing.

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	After 2015
	(In thousands)
Long-term debt obligations(1) (principal and interest)	$279,738	51,731	40,076	61,264	38,008	35,880	52,779
Capital lease obligations (principal and interest)	30,293	8,714	8,319	7,077	4,461	1,617	105
Operating lease obligations	18,311	6,665	4,243	2,827	2,233	1,625	718
Purchase obligations(2)	105,534	28,552	28,552	28,552	17,077	2,801	—
Other long-term liabilities(3)	1,096,065	44,442	41,937	42,308	54,298	42,763	870,317

Totals	$1,529,941	140,104	123,127	142,028	116,077	84,686	923,919

ProForma long-term debt obligations(4) (principal and interest)	$435,022	26,098	39,661	43,918	40,898	41,355	243,092

(1)	On February 4, 2011, we refinanced our convertible notes, WRI’s term and revolving line of credit and ROVA’s term debt. See Note 4 to our consolidated financial statements for details.

(2)	Our purchase obligations relate to coal supply agreements for our power plants. See Note 15 to our consolidated financial statements for details.

(3)	Represents benefit payments for our postretirement medical benefits, black lung, workers’ compensation, and combined benefit fund plans, as well as contributions for our defined benefit pension plans and final reclamation costs.

(4)	Amounts shown are subsequent to the Parent Notes offering in February 2011.
Critical Accounting Policies
Postretirement Medical Benefits
We have an obligation to provide postretirement medical benefits to our former employees and their dependents. Detailed information related to this liability is included in Note 5 to our consolidated financial statements.
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
We make assumptions related to future trends for medical care costs in the estimates of retiree health care obligations. Our medical trend assumption is developed by annually examining the historical trend of our cost per claim data and projecting forward the participant claims and our current benefit coverage. These projections include the continuation of cost savings we achieved in 2010 from the modernization of how we provide prescription drug benefits to retirees. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could differ materially from our current estimates. Moreover, regulatory changes could increase our obligation to satisfy these or additional obligations.
The PPACA could potentially impact these benefits. The PPACA has both short-term and long-term implications on healthcare benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extend with the 2011 benefit plan year and extending through 2018. We will continue to evaluate the impact of the PPACA in future periods as additional information, interpretations and guidance becomes available.

Below we have provided a sensitivity analysis to demonstrate the significance of the health care cost trend rate assumptions in relation to reported amounts.

	Postretirement Medical Benefits
Health Care Cost Trend Rate	1% Increase	1% Decrease
	(In thousands)
Effect on service and interest cost components	$1,282	$(1,079)
Effect on postretirement medical benefit obligation	$22,565	$(19,116)
Asset Retirement Obligations, Final Reclamation Costs and Reserve Estimates
Our asset retirement obligations primarily consist of cost estimates for final reclamation of surface land and support facilities at both surface mines and power plants in accordance with federal and state reclamation laws. Asset retirement obligations are based on projected pit configurations at the end of mining and are determined for each mine using estimates and assumptions including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage, the timing of these cash flows, and a credit-adjusted, risk-free rate. As changes in estimates occur such as mine plan revisions, changes in estimated costs, or changes in timing of the final reclamation activities, the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free rate to the changes. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different from currently estimated. Moreover, regulatory changes could increase our obligation to perform final reclamation and mine closing activities.
Certain of our customers have either agreed to reimburse us for final reclamation expenditures as they are incurred or have pre-funded a portion of the expected reclamation costs. See additional information regarding our asset retirement obligations in Note 8 to our consolidated financial statements.
Income Taxes and Deferred Income Taxes
As of December 31, 2010, we had significant deferred tax assets. Our deferred tax assets include federal and state regular net operating losses, or NOLs, alternative minimum tax, or AMT, credit carryforwards, Indian Coal Tax Credits, or ICTC, carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income.
We believe we will be taxed under the AMT system for the foreseeable future due to the significant amount of statutory tax depletion in excess of book depletion expected to be generated by our mining operations. As a result, we have determined that a valuation allowance is required for all of our regular federal net operating loss carryforwards and AMT credit carryforwards since they are only available to offset future regular taxes.
We have recorded a full valuation allowance for all but $2.5 million of our state NOLs since we believe they will not be realized. No valuation allowance is being provided on $2.5 million of deferred tax assets because we believe that these NOLs will be used to offset our liabilities relating to our uncertain tax positions.
We have determined that a full valuation allowance is required for all of our ICTC carryforward. The ICTC can generally be used to offset AMT liability. We do not believe we have sufficient positive evidence to substantiate that our deferred tax asset for the ICTC carryforward is realizable at a more-likely-than-not level of assurance. As a result, we will continue to record a full valuation allowance on our ICTC carryforward; reversing valuation allowance only if utilized in a future year.
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
Recent Accounting Pronouncements
In January 2010, the FASB issued authoritative guidance, which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance effective January 1, 2010. However, none of the specific additional disclosures were applicable at December 31, 2010.
On January 1, 2009, we adopted accounting guidance that clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We recorded a cumulative effect of change in accounting principles upon adoption of this guidance. See Note 9 to our consolidated financial statements for additional information.
On January 1, 2009, we adopted accounting guidance that establishes accounting and reporting standards for (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. This guidance requires noncontrolling interests (minority interests) to be reported as a separate component of equity. The amount of net income or loss attributable to the noncontrolling interests will be included in consolidated net income or loss on the face of the income statement. In addition, this guidance requires that a parent recognize a gain or loss in net income or loss when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We recorded $2.6 million and $1.8 million, respectively, of net loss attributable to noncontrolling interest for the years ended December 31, 2010 and December 31, 2009, which is reflected in our consolidated financial statements.
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
We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, postretirement medical benefit and other obligations as follows as of December 31, 2010:

			Post
		Workers’	Retirement
	Reclamation	Compensation	Medical Benefit
	Obligations	Obligations	Obligations	Other	Total
	(In thousands)
Surety bonds	$230,367	$10,303	$9,432	$4,245	$254,347
Letters of credit	—	—	—	8,556	8,556

	$230,367	$10,303	$9,432	$12,801	$262,903

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
For our contracts which are not cost plus, we have exposure to price risk for supplies that are used in the normal course of production such as diesel fuel and explosives. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time to time. At December 31, 2010, we had fuel supply contracts outstanding with a minimum purchase requirement of 4.1 million gallons of diesel fuel per year. These contracts qualify for the normal purchase normal sale exception under hedge accounting.
Interest Rate Risk
Our exposure to changes in interest rates results from our debt obligations shown in the table below that are indexed to either the prime rate or LIBOR. Based on balances outstanding as of December 31, 2010, a change of one percentage point in the prime interest rate or LIBOR would increase or decrease interest expense on an annual basis by the amount shown below (in thousands):

Effect of 1%
increase
or 1% decrease
Revolving lines of credit(1)	$184
WRI’s term debt(1)	96

(1)	On February 4, 2011, proceeds from the Parent Notes offering were used to repay WRI’s term and revolving line of credit. See Note 4 to our consolidated financial statements for details.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Westmoreland Coal Company
We have audited the accompanying consolidated balance sheets of Westmoreland Coal Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westmoreland Coal Company and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
As discussed in Note 9 to the consolidated financial statements, the Company adopted Emerging Issues Task Force 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (codified in FASB ASC Topic 815,) effective as of January 1, 2009.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
March 11, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Westmoreland Coal Company:
We have audited the consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows of Westmoreland Coal Company and subsidiaries (the Company) for the year ended December 31, 2008. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule I. These consolidated financial statements, and the financial statement schedule, are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Westmoreland Coal Company and subsidiaries operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
The consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 2008, the Company had suffered recurring losses from operations, had a working capital deficit, and had a net capital deficiency that raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Denver, Colorado
March 13, 2009

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$5,775	$10,519
Receivables:
Trade	50,578	46,393
Contractual third-party reclamation receivables	7,743	7,257
Other	4,545	3,162

	62,866	56,812

Inventories	23,571	25,871
Other current assets	5,335	6,047

Total current assets	97,547	99,249

Property, plant and equipment:
Land and mineral rights	83,824	83,694
Capitalized asset retirement cost	114,856	134,821
Plant and equipment	506,661	486,238

	705,341	704,753
Less accumulated depreciation, depletion and amortization	(288,386)	(248,569)

Net property, plant and equipment	416,955	456,184

Advanced coal royalties	3,695	3,056
Reclamation deposits	72,274	73,067
Restricted investments and bond collateral	55,384	48,188
Contractual third-party reclamation receivables, less current portion	87,739	74,989
Deferred income taxes	2,458	2,341
Intangible assets, net of accumulated amortization of $9.1 million and $6.8 million at December 31, 2010 and December 31, 2009, respectively	6,555	8,781
Other assets	7,699	6,873

Total Assets	$750,306	$772,728

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

	December 31,	December 31,
	2010	2009
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$14,973	$41,089
Revolving lines of credit	—	16,400
Accounts payable and accrued expenses:
Trade	46,247	39,264
Production taxes	26,317	24,510
Workers’ compensation	954	1,031
Postretirement medical benefits	13,581	14,501
SERP	304	306
Deferred revenue	10,209	8,760
Asset retirement obligations	14,514	15,513
Other current liabilities	6,241	12,851

Total current liabilities	133,340	174,225

Long-term debt, less current installments	208,731	197,206
Revolving lines of credit, less current portion	18,400	—
Workers’ compensation, less current portion	9,424	10,188
Excess of pneumoconiosis benefit obligation over trust assets	2,246	786
Postretirement medical benefits, less current portion	197,279	175,722
Pension and SERP obligations, less current portion	20,462	26,827
Deferred revenue, less current portion	75,395	84,243
Asset retirement obligations, less current portion	227,129	229,102
Intangible liabilities, net of accumulated amortization $9.4 million at December 31, 2010 and $7.7 million at December 31, 2009, respectively	8,663	10,300
Other liabilities	11,592	5,928

Total liabilities	912,661	914,527

Shareholders’ deficit:
Preferred stock of $1.00 par value Authorized 5,000,000 shares; Issued and outstanding 160,129 shares at December 31, 2010, and December 31, 2009	160	160
Common stock of $2.50 par value Authorized 30,000,000 shares; Issued and outstanding 11,160,798 shares at December 31, 2010 and 10,345,927 shares at December 31, 2009	27,901	25,864
Other paid-in capital	98,466	91,432
Accumulated other comprehensive loss	(57,680)	(31,223)
Accumulated deficit	(226,740)	(226,215)

Total Westmoreland Coal Company shareholders’ deficit	(157,893)	(139,982)
Noncontrolling interest	(4,462)	(1,817)

Total deficit	(162,355)	(141,799)

Total Liabilities and Shareholders’ Deficit	$750,306	$772,728

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Revenues	$506,057	$443,368	$509,696

Cost and expenses:
Cost of sales	394,827	373,070	409,795
Depreciation, depletion and amortization	44,690	44,254	41,387
Selling and administrative	39,481	40,612	40,513
Heritage health benefit expenses	14,421	28,074	33,452
Restructuring charges	—	—	2,009
Loss (gain) on sales of assets	226	191	(1,425)
Other operating income	(8,109)	(11,059)	—

	485,536	475,142	525,731

Operating income (loss)	20,521	(31,774)	(16,035)
Other income (expense):
Interest expense	(22,992)	(23,733)	(23,130)
Interest expense attributable to beneficial conversion feature	—	—	(8,146)
Loss on extinguishment of debt	—	—	(5,178)
Interest income	1,747	3,218	5,125
Other income (loss)	(2,587)	5,991	(284)

	(23,832)	(14,524)	(31,613)

Loss before income taxes	(3,311)	(46,298)	(47,648)
Income tax (benefit) expense	(141)	(17,136)	919

Net loss	(3,170)	(29,162)	(48,567)

Less net loss attributable to noncontrolling interest	(2,645)	(1,817)	—

Net loss attributable to the Parent company	(525)	(27,345)	(48,567)
Less preferred stock dividend requirements	1,360	1,360	1,360

Net loss applicable to common shareholders	$(1,885)	$(28,705)	$(49,927)

Net loss per share applicable to common shareholders:
Basic and diluted	$(0.17)	$(2.88)	$(5.25)

Weighted average number of common shares outstanding
Basic and diluted	10,791	9,967	9,512
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Deficit and Comprehensive Loss
Years Ended December 31, 2008, 2009 and 2010

	Class A			Accumulated			Total
	Convertible			Other		Non-	Shareholders’
	Exchangeable	Common	Other Paid-In	Comprehensive	Accumulated	controlling	Equity
	Preferred Stock	Stock	Capital	Loss	Deficit	Interest	(Deficit)
	(In thousands)
Balance at December 31, 2007 (160,129 preferred shares and 9,427,203 common shares outstanding)	$160	$23,567	$85,352	$(125,187)	$(161,149)	$—	$(177,257)
Common stock issued as compensation (221,933 shares)	—	554	2,242	—	—	—	2,796
Common stock options exercised (40,882 shares)	—	102	101	—	—	—	203
Warrant repriced in lieu of registration requirement	—	—	355	—	—	—	355
Beneficial conversion feature on convertible debt	—	—	8,146	—	—	—	8,146
Net loss	—	—	—	—	(48,567)	—	(48,567)
Adjustments to accumulated actuarial losses of pension plans	—	—	—	(17,589)	—	—	(17,589)
Amortization of accumulated actuarial losses of pension plans	—	—	—	351	—	—	351
Adjustments to accumulated actuarial losses, prior service costs and transition obligations of postretirement medical benefit plans	—	—	—	5,533	—	—	5,533
Amortization of accumulated actuarial losses, prior service costs and transition obligations of postretirement medical benefit plans	—	—	—	8,319	—	—	8,319
Unrealized loss on available-for-sale securities	—	—	—	(788)	—	—	(788)
Other than temporary impairment of available-for-sale securities recognized in earnings	—	—	—	900	—	—	900

Comprehensive loss							(51,841)

Balance at December 31, 2008 (160,129 preferred shares and 9,690,018 common shares outstanding)	160	24,223	96,196	(128,461)	(209,716)	—	(217,598)
Cumulative effect of adoption of ASC 815-40	—	—	(9,847)	—	10,846	—	999
Common stock issued as compensation (255,909 shares, less 100,000 shares forfeited)	—	391	2,180	—	—	—	2,571
Contributions of Company stock to pension plans assets (500,000 shares)	—	1,250	2,903	—	—	—	4,153
Net loss	—	—	—	—	(27,345)	(1,817)	(29,162)
Tax effect of other comprehensive income gains	—	—	—	(17,062)	—	—	(17,062)
Adjustments to accumulated actuarial losses and transition obligations, pension	—	—	—	(1,459)	—	—	(1,459)
Amortization of accumulated actuarial losses and transition obligations, pension	—	—	—	1,845	—	—	1,845
Amortization of accumulated actuarial losses and transition obligations, postretirement medical benefit	—	—	—	7,079	—	—	7,079
Effect of pension plan freeze	—	—	—	10,670	—	—	10,670
Effect of postretirement medical benefit plan amendments	—	—	—	95,313	—	—	95,313
Unrealized gain on available-for-sale securities	—	—	—	852	—	—	852

Comprehensive income							68,076

Balance at December 31, 2009 (160,129 preferred shares and 10,345,927 common shares outstanding)	160	25,864	91,432	(31,223)	(226,215)	(1,817)	(141,799)
Common stock issued as compensation (337,371 shares)	—	843	3,206	—	—	—	4,049
Common stock options exercised (2,500 shares)	—	6	2	—	—	—	8
Contributions of Company stock to pension plan assets (475,000 shares)	—	1,188	3,826	—	—	—	5,014
Net loss	—	—	—	—	(525)	(2,645)	(3,170)
Amortization of accumulated actuarial losses and transition obligations, pension	—	—	—	1,312	—	—	1,312
Adjustments to accumulated actuarial losses and transition obligations, pension	—	—	—	(3,860)	—	—	(3,860)
Amortization of accumulated actuarial gains and transition obligations, postretirement medical benefits	—	—	—	(275)	—	—	(275)
Adjustments to accumulated actuarial gains and transition obligations, postretirement medical benefits	—	—	—	(23,195)	—	—	(23,195)
Unrealized and realized gains on available-for-sale securities	—	—	—	(439)	—	—	(439)

Comprehensive loss							(29,627)

Balance at December 31, 2010 (160,129 preferred shares and 11,160,798 common shares outstanding)	$160	$27,901	$98,466	$(57,680)	$(226,740)	$(4,462)	$(162,355)

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,170)	$(29,162)	$(48,567)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	44,690	44,254	41,387
Accretion of asset retirement obligation and receivable	11,540	9,974	9,528
Non-cash tax benefits	—	(17,062)	—
Amortization of intangible assets and liabilities, net	590	279	598
Restructuring charges	—	—	2,009
Share-based compensation	4,049	2,552	2,733
Loss (gain) on sales of assets	226	191	(1,425)
Non-cash interest expense	1,236	1,470	8,934
Amortization of deferred financing costs	2,304	1,975	839
Loss on extinguishment of debt	—	—	2,292
Loss (gain) on impairment and sales of investment securities	(604)	412	900
Loss (gain) on derivative instruments	3,456	(6,122)	—
Changes in operating assets and liabilities:
Receivables, net	(4,728)	15,503	(6,240)
Inventories	2,300	(1,217)	4,144
Excess of pneumoconiosis benefit obligation over trust assets	1,460	3,025	(23)
Accounts payable and accrued expenses	9,041	(13,802)	2,001
Deferred revenue	(7,399)	10,486	29,177
Accrual for workers’ compensation	(841)	(1,619)	3,316
Asset retirement obligations	(7,783)	(2,219)	(889)
Accrual for postretirement medical benefits	(2,832)	7,762	10,021
Pension and SERP obligations	(3,902)	3,173	(2,116)
Other assets and liabilities	(4,280)	(405)	(3,374)

Net cash provided by operating activities	45,353	29,448	55,245

Cash flows from investing activities:
Additions to property, plant and equipment	(22,814)	(34,546)	(31,320)
Change in restricted investments and bond collateral and reclamation deposits	(8,545)	(4,601)	24,319
Net proceeds from sales of assets	712	937	2,641
Proceeds from the sale of investments	2,307	796	—
Receivable from customer for property and equipment purchases	(840)	(1,183)	(2,228)

Net cash used in investing activities	(29,180)	(38,597)	(6,588)

Cash flows from financing activities:
Change in book overdrafts	(595)	596	(5,043)
Borrowings from long-term debt	—	8,562	205,377
Repayments of long-term debt	(20,405)	(35,275)	(219,785)
Borrowings on revolving lines of credit	170,900	94,116	169,600
Repayments on revolving lines of credit	(168,900)	(88,016)	(173,500)
Debt issuance costs	(1,925)	(256)	(5,304)
Exercise of stock options	8	—	203

Net cash used in financing activities	(20,917)	(20,273)	(28,452)

Net increase (decrease) in cash and cash equivalents	(4,744)	(29,422)	20,205
Cash and cash equivalents, beginning of year	10,519	39,941	19,736

Cash and cash equivalents, end of year	$5,775	$10,519	$39,941

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$19,744	$20,418	$22,226
Income taxes (refunds)	(236)	2,263	2,227
Non-cash transactions:
Accrued purchases of property and equipment	628	949	2,715
Capital leases and other financing sources	3,748	11,286	14,859
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Westmoreland Coal Company, or the Company, Westmoreland, WCC, or the Parent, is an energy company. The Company’s current principal activities, all conducted within the United States, are the production and sale of coal from its mines in Montana, North Dakota and Texas; and the ownership of power plants in North Carolina. The Company’s activities are primarily conducted through wholly owned subsidiaries.
The Company’s Absaloka Mine is owned by its wholly owned subsidiary Westmoreland Resources, Inc., or WRI. The right to mine coal at the Absaloka Mine has been subleased to an affiliated entity whose operations the Company controls. The Rosebud, Jewett, Beulah and Savage Mines are owned through the Company’s wholly owned subsidiary Westmoreland Mining LLC, or WML.
Liquidity
Following the February 4, 2011 Parent Notes offering described below, the Company has cash on hand in excess of $45 million. The Company also expects increases in coal operating profits and the Company’s heritage health benefit expenditures to continue at their reduced 2010 rates. As a result, the Company anticipates that its cash flows from operations, cash on hand and available borrowing capacity will be sufficient to meet its investing, financing, and working capital requirements for the next several years.
On February 4, 2011 through a private placement offering, the Company issued $150.0 million of Senior Secured Notes due in 2018 together with Westmoreland Partners as co-issuer. The Parent Notes mature February 18, 2018 and they bear a fixed interest rate of 10.750%, payable semi-annually, in arrears, on February 1 and August 1 of each year beginning August 1, 2011. Substantially all of the assets of ROVA and WRI constitute collateral for the Parent Notes as to which the holders of these notes have a first priority lien. Under the indenture governing the Parent Notes, the Company is required to offer a portion of its Excess Cash Flow (as defined by the Indenture) for each fiscal year to purchase some of these notes at 100% of the principal amount.
The Company received approximately $135.2 million in proceeds from the Parent Notes offering after deducting the Initial Purchaser’s discount of $7.5 million and offering costs of $7.3 million. The proceeds were used to pay the outstanding balance on WRI and ROVA’s term and revolving lines of credit. The credit facilities at both WRI and ROVA were terminated in February 2011, as result of the Parent Notes offering. The Company is still able to enter into a revolving credit facility without the consent of the holders of the notes, subject to certain conditions. The outstanding balance for the convertible notes was also eliminated with $2.5 million being paid to retire a portion of the corporate convertible notes with the remainder of the notes being converted into 1,877,946 shares of Westmoreland common stock at a conversion price of $8.50 per share. In February 2011, the Company used $19.9 million of the proceeds to pay all dividend arrearages on its preferred stock.
As a result of the Parent Notes offering, the Company recorded the current portion of its convertible notes, current portions of WRI’s term and revolving line of credit and ROVA’s term debt as non-current liabilities in its consolidated balance sheet at December 31, 2010. The Company will also record a loss on extinguishment of debt in the first quarter of 201l because of the offering.
The Company’s liquidity continues to be affected by its heritage health, pension, capital expenditures and bond collateral obligations. The cash at WML is available to the Company through quarterly distributions. The WML credit agreement requires a debt service account and imposes timing and other restrictions on the ability of WML to distribute funds to WCC. Cash available from WML is affected beginning in 2011 by payments due in respect of principal on the WML term debt. Following the February 4, 2011 note offering described above, the Company expects that distributions from ROVA and WRI will comprise a significant source of liquidity. The cash at WRM is also available to the Company through dividends.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Consolidation Policy
The Consolidated Financial Statements of Westmoreland Coal Company include the accounts of the Company and its controlled subsidiaries. The Company consolidates any variable interest entity, or VIE, for which the Company is considered the primary beneficiary. The Company provides for non-controlling interests in consolidated subsidiaries, in which the Company’s ownership is less than 100 percent. All intercompany accounts and transactions have been eliminated.
A VIE is an entity that is unable to make significant decisions about its activities or does not have the obligation to absorb losses or the right to receive returns generated by its operations. If the entity meets one of these characteristics, then the Company must determine if it is the primary beneficiary of the VIE. The party exposed to the majority of the risks and rewards with the VIE is the primary beneficiary and must consolidate the entity.
The Company has determined that at December 31, 2010, it was the primary beneficiary in Absaloka Coal LLC, a VIE, in which it holds less than a 50% ownership. As a result, the Company has consolidated this entity within the coal segment.
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
Trade Receivables
Trade receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Company has determined that no allowance is necessary for trade receivables as of December 31, 2010 and 2009.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
Financial Instruments
The Company evaluates all of its financial instruments to determine if such instruments are derivatives, derivatives that qualify for the normal purchase normal sale exception or instruments which contain features that qualify them as embedded derivatives. Except for derivatives that qualify for the normal purchase normal sale exception, all financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or Accumulated other comprehensive income (loss) if they qualify for cash flow hedge accounting.
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
The Company has securities classified as available-for-sale, which are recorded at fair value. The changes in fair values are recorded as unrealized gains (losses) as a component of Accumulated other comprehensive loss in shareholder’s deficit.

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
Amortization of intangible assets recognized in Cost of sales was $1.7 million in 2010, $1.7 million in 2009, and $1.7 million in 2008. Amortization of intangible liabilities recognized in Revenues was $1.1 million in 2010, $1.4 million in 2009, and $1.1 million in 2008.
The estimated aggregate amortization amounts from intangibles assets and liabilities for each of the next five years as of December 31, 2010 are as follows:

Amortization
Expense (Revenue)
(In thousands)
2011	$657
2012	657
2013	657
2014	10
2015	(798)
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
The Company insures its current employees through third-party insurance providers and state arrangements.
Black Lung Benefits
The Company is self-insured for federal and state pneumoconiosis (black lung) benefits for former employees and has established an independent trust to pay these benefits. The Company accounts for these benefits on the accrual basis. An independent actuary annually calculates the present value of the accumulated black lung obligation. The underfunded status in 2010 of the Company’s obligation is included as Excess of pneumoconiosis benefit obligation over trust assets in the accompanying Consolidated Balance Sheets. Actuarial gains and losses are recognized in the period in which they arise.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The Company insures its current represented employees through arrangements with its unions and its current non-represented employees are insured through third-party insurance providers.
Postretirement Health Care Benefits
The Company accrues the cost to provide the benefits over the employees’ period of active service for postretirement benefits other than pensions. These costs are determined on an actuarial basis. The Company’s consolidated balance sheet reflects the unfunded status of postretirement benefit obligations.
Pension and SERP Plans
The Company accrues the cost to provide the benefits over the employees’ period of active service for the non-contributory defined benefit pension and SERP plans it sponsors. These costs are determined on an actuarial basis. The Company’s consolidated balance sheet reflects the unfunded status of the defined benefit pension and SERP plans.
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
The Company estimates its ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future costs for a third party to perform the required work. These estimates are based on projected pit configurations at the end of mining and are escalated for inflation, and then discounted at a credit-adjusted risk-free rate. The Company records an ARO asset associated with the initial recorded liability. The ARO asset is amortized based on the units of production method over the estimated recoverable, proven and probable reserves at the related mine, and the ARO liability is accreted to the projected settlement date. Changes in estimates could occur due to revisions of mine plans, changes in estimated costs, and changes in timing of the performance of reclamation activities.
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
Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this guidance, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Guidance is also provided on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company includes interest and penalties related to income tax matters in Income tax expense.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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
A portion of the capacity payments under the agreements is considered to be an operating lease. The Company is recognizing amounts invoiced under the power sales agreements as revenue on a pro rata basis, based on the weighted average per kilowatt hour capacity payments estimated to be received over the remaining term of the power sales agreements. Under this method of recognizing revenue, $6.0 million of prior deferred revenue was recognized during 2010 while $11.2 million of amounts invoiced during 2009, were deferred from recognition. The Company began to recognize prior deferred revenue during 2010 at its smaller ROVA plant, and during 2009 at its larger ROVA plant.
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
Earnings (Loss) per Share
Basic earnings (loss) per share have been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock appreciation rights, restricted stock and warrants. No such items were included in the computation of diluted loss per share for the years ended 2010, 2009 or 2008 because the Company incurred a loss from operations in each of these periods and the effect of inclusion would have been anti-dilutive.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Convertible notes and securities	2,943	2,820	2,673
Restricted stock units, stock options, SARs, and warrant shares	630	779	870

Total shares excluded from diluted shares calculation	3,573	3,599	3,543

Accounting Pronouncements Adopted
In January 2010, the FASB issued authoritative guidance, which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this guidance effective January 1, 2010. However, none of the specific additional disclosures were applicable at December 31, 2010.
On January 1, 2009, the Company adopted accounting guidance that clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company recorded a cumulative effect of change in accounting principles upon adoption of this guidance. See Note 9 for additional information.
On January 1, 2009, the Company adopted accounting guidance that establishes accounting and reporting standards for (1) noncontrolling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. This guidance requires noncontrolling interests (minority interests) to be reported as a separate component of equity. The amount of net income or loss attributable to the noncontrolling interests will be included in consolidated net income or loss on the face of the income statement. In addition, this guidance requires that a parent recognize a gain or loss in net income or loss when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company recorded $2.6 million and $1.8 million, respectively, of net loss attributable to noncontrolling interest for the years ended December 31, 2010 and December 31, 2009, which is reflected in the Company’s consolidated financial statements.
2. INVENTORIES
Inventories consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Coal	$678	$1,158
Materials and supplies	23,474	25,713
Reserve for obsolete inventory	(581)	(1,000)

Total	$23,571	$25,871

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
3. RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consist of the following:

	December 31,
	2010	2009
	(In thousands)
Coal Segment:
Westmoreland Mining — debt reserve account	$7,514	$5,064
Reclamation bond collateral:
Rosebud Mine	12,263	12,462
Absaloka Mine	10,956	9,228
Jewett Mine	3,001	1,502
Beulah Mine	1,270	1,270

Power Segment:
Letter of credit account	5,990	6,037
Debt protection account	905	2,067
Repairs and maintenance account	1,067	—
Ash reserve account	602	600

Corporate Segment:
Workers’ compensation bonds	6,350	6,118
Postretirement medical benefit bonds	5,466	3,840

Total restricted investments and bond collateral	$55,384	$48,188

For all of its restricted investments and bond collateral accounts, the Company can select investment options for the funds and receives the investment returns on these investments. Funds in the restricted investment and bond collateral accounts are not available to meet the Company’s cash needs. These restricted investments include holds held-to-maturity and available-for-sale securities.
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at December 31, 2010 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$39,557	$39,557
Time deposits	10,266	10,266
Held-to-maturity securities	2,672	3,012
Available-for-sale securities	2,889	2,889

	$55,384	$55,724

In 2010, the Company recorded a gain of $0.1 million on the sale of available-for-sale securities held as restricted investments and bond collateral. In 2009, an impairment of $0.2 million was recorded as a result of other-than-temporary declines in the value of marketable securities included in restricted investments and bond collateral.
Coal Segment
Pursuant to the terms of the Note Purchase Agreement dated June 26, 2008, WML must maintain a debt service reserve account. The debt service reserve account is required to contain funds sufficient to pay the principal, interest, and collateral agent’s fees scheduled to be paid in the following six months. The debt service reserve account was fully funded at December 31, 2010.
As of December 31, 2010, the Company had reclamation bond collateral in place for its Absaloka, Rosebud, Jewett and Beulah Mines. These government-required bonds assure that coal-mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Power Segment
Pursuant to the terms of its loan agreement with Prudential, ROVA was required to maintain either three or six months debt service reserves in its debt protection accounts, which was based on the calculation of its current debt service coverage ratio. Following the Parent Notes offering in February 2011, this is no longer required.
The loan agreement required ROVA to fund an ash reserve account to $0.6 million. The ash reserve account was fully funded at December 31, 2010.
The loan agreement also required ROVA to fund a repairs and maintenance account up to a maximum amount of $2.6 million. The funds for the repairs and maintenance account were required to be deposited every three months based on a formula contained in the agreement.
Following the Parent Notes offering in February 2011, the debt protection, ash reserve, and repairs and maintenance accounts are no longer required and will be available for current operating needs.
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

	December 31,
	2010	2009
	(In thousands)
Amortized cost	$2,672	$3,479
Gross unrealized holding gains	340	113
Gross unrealized holding losses	—	(2)

Fair value	$3,012	$3,590

Maturities of held-to-maturity securities are as follows at December 31, 2010:

	Amortized Cost	Fair Value
	(In thousands)
Due in five years or less	$652	$730
Due after five years to ten years	762	859
Due in more than ten years	1,258	1,423

	$2,672	$3,012

The cost basis, gross unrealized holding gains and losses and fair value of available-for-sale securities are as follows:

	December 31,
	2010	2009
	(In thousands)
Cost basis	$2,566	$2,625
Gross unrealized holding gains	323	281
Gross unrealized holding losses	—	(27)

Fair value	$2,889	$2,879

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
4. LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Company’s lines of credit and long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	December 31,
	2010	2009
	(In thousands)
Westmoreland Mining, LLC:
Revolving line of credit	$1,500	$—
Term debt	125,000	125,000
Capital lease obligations	18,407	22,360
Other term debt	2,556	1,463
Westmoreland Resources, Inc.:
Revolving line of credit	16,900	16,400
Term debt	9,600	12,000
Capital lease obligations	7,821	9,864
ROVA:
Term debt	46,220	55,575
Debt premiums	428	880
Corporate:
Convertible notes	18,495	17,258
Debt discount	(4,823)	(6,105)

Total debt outstanding	242,104	254,695
Less current portion	(14,973)	(57,489)

Total debt outstanding, less current portion	$227,131	$197,206

The following table presents aggregate contractual debt maturities of all long-term debt and the lines of credit:

		Subsequent
	As of	to Parent
	December 31,	Notes
	2010	Offering
	(In thousands)
2011	$42,298	$14,973
2012	32,732	21,512
2013	56,855	26,315
2014	34,435	22,565
2015	32,170	21,910
Thereafter	48,009	198,009

Total	246,499	305,284
Less: debt discount	(4,395)	(7,500)

Total debt	$242,104	$297,784

Westmoreland Mining LLC
WML has $125.0 million of fixed rate term debt outstanding at December 31, 2010. The term debt bears interest at 8.02% per annum, payable quarterly. The principal payments required for the term debt are $7.5 million in 2011, $14.0 million in 2012, $18.0 million in 2013, $18.0 million in 2014, $20.0 million in 2015, and $47.5 million thereafter. The term debt is payable in full on March 31, 2018.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
At December 31, 2010, WML has the 2001 Revolving Credit Agreement, or the Revolver, with a borrowing limit of $25.0 million and a maturity date of June 26, 2013. WML has two interest rate options to choose from on the Revolver. The Base Rate option bears interest at a base rate plus 0.50% and is payable monthly (3.75% per annum at December 31, 2010). The LIBOR Rate option bears interest at the London Interbank Offering Rate, or LIBOR, rate plus 3.0% (3.30% per annum at December 31, 2010). In addition, a commitment fee of 0.50% of the average unused portion of the available Revolver is payable quarterly. At December 31, 2010, the Revolver had an outstanding balance of $1.5 million and also supported a $1.9 million letter of credit. The Company had $21.6 million of unused borrowings under the Revolver.
The term debt and Revolver are secured by substantially all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC; the Company’s membership interest in WML; and the stock of WSC, WECO and DWC. WECO, DWC, and WSC have guaranteed WML’s obligations with respect to the term debt and the Revolver. The credit agreement requires a debt service account and imposes timing and other restrictions on the ability of WML to distribute funds to the Parent.
WML’s lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants. As of December 31, 2010, WML was in compliance with all covenants. The Company expects to meet all WML covenant requirements in 2011.
WML engages in leasing transactions for equipment utilized in its mining operations. At December 31, 2010 and 2009, the capital leases outstanding had a weighted average interest rate of 7.96% and 7.74%, respectively. WML also had other term debt outstanding at December 31, 2010 and 2009, with weighted average interest rate of 6.14% for both years.
Westmoreland Resources, Inc.
In December 2010, WRI’s Business Loan Agreement was amended and the $20.0 million revolving line of credit was extended through December 18, 2011. The interest rate for the term debt and the revolver were payable at the prime rate. The term debt and the revolver were both subject to a per annum 8.0% and 7.0% floor, respectively. As described in Note 1, the outstanding balance of the term debt and the revolving line of credit were repaid and the revolving line of credit was terminated in February 2011.
At December 31, 2010, the Company had $3.1 million of unused borrowings under the revolver. The revolver did not have commitment fees for the unused portion of the available revolving loan.
The two debt instruments were collateralized by a first lien in WRI’s inventory, chattel paper, accounts and notes receivable, and equipment. WCC was the guarantor of the debt under the Agreement and its guaranty was secured by a pledge of WCC’s interest in WRI.
WRI’s Business Loan Agreement required it to comply with numerous covenants and minimum financial ratio requirements primarily related to debt coverage, tangible net worth, capital expenditures, and its operations. Primarily as a result of unfavorable market conditions driving decreases in tonnages sold, WRI was not in compliance with a net worth requirement contained in its Business Loan Agreement at April 30, 2010. As a result of this non-compliance, the interest rates on WRI’s term debt and revolving line of credit were increased 1% (to 8% and 7%, respectively at December 31, 2010). As of December 31, 2010, WRI was in compliance with all covenants, with the exception of the net worth requirement.
WRI leases equipment utilized in its operations at the Absaloka Mine. The weighted average interest rate for these capital leases outstanding at December 31, 2010 and 2009 was 6.65% and 7.60%, respectively.
ROVA
At December 31, 2010, ROVA’s outstanding fixed rate term debt had interest rates varying from 6.0% to 11.42%. The weighted average interest rate on the fixed rate term debt at December 31, 2010 and 2009 was 9.93% and 10.0%, respectively. As described in Note 1, the outstanding balance of the fixed rate term debt was repaid in February 2011.
ROVA had a $6.0 million revolving loan with interest payable quarterly at the three-month LIBOR rate plus 1.375% (1.68% per annum at December 31, 2010). In addition, a commitment fee of 1.375% of the unused portion of the available revolving loan was payable quarterly. At December 31, 2010, the Company had $6.0 million of unused borrowings under the revolver. ROVA’s revolving line of credit was terminated as part of the Parent Notes offering described in Note 1.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The term debt as well as the revolving loan were secured by a pledge of the quarterly cash distributions from ROVA. ROVA was required to comply with certain loan covenants related to interest and fixed charge coverage. As of December 31, 2010, ROVA was in compliance with such covenants.
Convertible Debt
On March 4, 2008, the Company completed the sale of $15.0 million in senior secured convertible notes to an existing shareholder pursuant to a Note Purchase Agreement. The notes had an interest rate of 10.0% per annum. Interest on the notes was payable monthly in cash or in kind by increasing the principal amount of each note at the Company’s option. The number of shares of common stock into which the notes could be converted increased in the circumstances specified in the Note Purchase Agreement, including the Company’s payment of interest on the notes in kind and the issuance of additional securities at a price less than the conversion price of the notes then in effect. The Company paid interest in kind through the issuance of $1.2 million of additional notes during 2010. This resulted in an additional 123,644 shares of common stock being issuable on conversion of the convertible notes at a conversion price of $10.00 per share, bringing the total to 1,849,453 shares at December 31, 2010. As described in Note 1, the convertible notes were retired in February 2011.
The convertible notes were secured by a second lien on the assets of WRI.
The note purchase agreement contained affirmative and negative covenants. WRI’s non-compliance with the net worth requirement in its Business Loan Agreement triggered a cross default in the Company’s convertible notes. On August 2, 2010, the Company obtained a waiver from its lenders regarding this cross default. In consideration of this waiver, the interest rate on the convertible notes increased 1% on July 1, 2010 to 10%. As of December 31, 2010, the Company was in compliance with all covenants, with the exception of the cross default that had been waived.
5. POSTRETIREMENT MEDICAL BENEFITS
The Company provides postretirement medical benefits to retired employees and their dependents, mandated by the Coal Industry Retiree Health Act of 1992 and pursuant to collective bargaining agreements. The Company also provides these benefits to qualified full-time employees pursuant to collective bargaining agreements. These benefits are provided through self-insured programs.
In 2009, plan amendments, which modernized how the Company provides prescription drug benefits to retirees, favorable claims experience, favorable interest rates, and reductions in administrative fees resulted in a $95.3 million reduction in the Company’s postretirement medical obligation with a corresponding decrease in Accumulated other comprehensive loss.
In March 2010, the Patient Protection and Affordable Care Act, or PPACA was enacted, potentially impacting the Company’s costs to provide healthcare benefits to its retired employees. The PPACA has both short-term and long-term implications on healthcare benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018. Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. As a result, the Company has increased its postretirement medical benefit obligation at December 31, 2010 by $6.9 million with a corresponding increase in Accumulated other comprehensive loss. The Company will continue to evaluate the impact of the PPACA in future periods as additional information, interpretations and guidance becomes available.
In addition to the $6.9 million increase in the Company’s postretirement medical obligation at December 31, 2010 due to the PPACA, an additional increase of $16.3 million occurred as a result of changes in discount rates and claims experience. As a result, the Company had a corresponding increase in Accumulated other comprehensive loss.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements:

	December 31,
	2010	2009
	(In thousands)
Change in benefit obligations:
Net benefit obligation at beginning of year	$190,223	$284,851
Service cost	539	735
Interest cost	10,498	16,233
Plan participant contributions	153	140
Actuarial (gain) loss	23,195	(60,155)
Gross benefits paid	(14,797)	(17,816)
Federal subsidy on benefits paid	1,049	1,315
Plan amendments	—	(35,080)

Net benefit obligation at end of year	210,860	190,223

Change in plan assets:
Employer contributions	14,644	17,676
Plan participant contributions	153	140
Gross benefits paid	(14,797)	(17,816)

Fair value of plan assets at end of year	—	—

Unfunded status at end of year	$(210,860)	$(190,223)

Amounts recognized in the balance sheet consist of:
Current liabilities	$(13,581)	$(14,501)
Noncurrent liabilities	(197,279)	(175,722)
Accumulated other comprehensive loss (gain)	8,336	(15,134)

Net amount recognized	$(202,524)	$(205,357)

Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss (gain)	$15,777	$(7,151)
Prior service credit	(7,627)	(8,262)
Transition obligation	186	279

	$8,336	$(15,134)

The Company has elected to amortize its unrecognized, unfunded accumulated postretirement medical benefit obligation over a 20-year period. Transition obligations, prior service costs and credits, and actuarial gains and losses are amortized over the average life expectancy of the plan’s participants. The transition obligation, actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2011 are less than $0.1 million, $0.3 million, and $0.6 million, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The components of net periodic postretirement medical benefit cost are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Components of net periodic benefit cost:
Service cost	$539	$735	$677
Interest cost	10,498	16,233	17,107
Amortization of:
Transition obligation	93	3,381	3,613
Prior service cost (credit)	(636)	924	1,325
Actuarial loss	268	2,774	3,381

Total net periodic benefit cost	$10,762	$24,047	$26,103

The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Former mining operations	$9,225	$22,186	$24,553
Current operations	1,537	1,861	1,550

Total net periodic benefit cost	$10,762	$24,047	$26,103

The costs for the former mining operations are included in Heritage health benefit expenses and the costs for current operations are included as operating expenses.
Assumptions
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31,
	2010	2009
Discount rate	5.15%	5.71%
Measurement date	December 31, 2010	December 31, 2009
The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	December 31,
	2010	2009	2008
Discount rate	5.71%	5.45% - 6.05%	6.10%
Measurement date	December 31, 2009	December 31, 2008	December 31, 2007

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following presents information about the assumed health care trend rate:

	Year Ended December 31,
	2010	2009
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the trend rate reaches the ultimate trend rate	2016	2016
The effect of a one percent change on the health care cost trend rate used to calculate periodic postretirement medical benefit costs and the related benefit obligation are summarized in the table below:

	Postretirement Medical Benefits
	1% Increase	1% Decrease
	(In thousands)
Effect on service and interest cost components	$1,282	$(1,079)
Effect on postretirement medical benefit obligation	$22,565	$(19,116)
Cash Flows
The following benefit payments and Medicare D subsidy (which the Company receives as a benefit partially offsetting its prescription drug costs for retirees and their dependents) are expected by the Company:

	Postretirement	Medicare D	Net Postretirement
	Medical Benefits	Subsidy	Medical Benefits
	(In thousands)
2011	$14,734	$(1,153)	$13,581
2012	15,088	(1,215)	13,873
2013	15,428	(1,270)	14,158
2014	15,617	(1,318)	14,299
2015	15,903	(1,350)	14,553
Years 2016 - 2020	78,962	(7,201)	71,761
Combined Benefit Fund
Additionally, the Company makes payments to the UMWA Combined Benefit Fund, or CBF, which is a multiemployer health plan neither controlled by nor administered by the Company. The CBF is designed to pay health care benefits to UMWA workers (and dependents) who retired prior to 1976. The Company is required by the Coal Act to make monthly premium payments into the CBF. These payments are based on the number of the Company’s UMWA employees who retired prior to 1976, and the Company’s pro-rata assigned share of UMWA retirees whose companies are no longer in business. The Company expenses payments to the CBF when they are due. Payments in 2010, 2009 and 2008 were $3.0 million, $3.1 million and $3.5 million, respectively.
Workers’ Compensation Benefits
The Company was self-insured for workers’ compensation benefits prior to January 1, 1996. Since 1996, the Company has purchased third-party insurance for workers’ compensation claims.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The following table shows the changes in the Company’s workers’ compensation obligation:

	December 31,
	2010	2009
	(In thousands)
Workers’ compensation, beginning of year (including current portion)	$11,219	$12,838
Accretion	429	300
Claims paid	(633)	(806)
Actuarial changes	(637)	(1,113)

Workers’ compensation, end of year	10,378	11,219
Less current portion	(954)	(1,031)

Workers’ compensation, less current portion	$9,424	$10,188

The discount rates used in determining the workers’ compensation benefit accruals are adjusted annually based on ten-year Treasury bond rates. At December 31, 2010 and 2009, the rates were 3.60% and 4.10%, respectively.
Pneumoconiosis (Black Lung) Benefits
The Company is self-insured for federal and state pneumoconiosis benefits for former employees and has established an independent trust to pay these benefits.
The PPACA amended previous legislation related to black lung disease, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. Since the legislation passed in March 2010, the Company has experienced a significant increase in claims filed compared to the corresponding period in prior years. However, the Company has not been able to determine what, if any, additional impact may result from these claims due to lack of claims experience under the new legislation and court rulings interpreting the new provisions. The Company will continue to evaluate the impact of the PPACA in future periods as additional information, interpretations, guidance and claims experience becomes available.
The following table sets forth the funded status of the Company’s black lung obligation:

	December 31,
	2010	2009
	(In thousands)
Actuarial present value of benefit obligation:
Expected claims from terminated employees	$949	$937
Amounts owed to existing claimants	13,108	13,723

Total present value of benefit obligation	14,057	14,660
Plan assets at fair value, primarily government-backed securities	11,811	13,874

Excess of the pneumoconiosis benefit obligation over trust assets	$(2,246)	$(786)

The underfunded status of the Company’s 2010 and 2009 obligation is included as Excess of pneumoconiosis benefit obligation over trust assets in the accompanying Consolidated Balance Sheets.
The discount rates used in determining the actuarial present value of the pneumoconiosis benefit obligation are based on corporate bond yields and are adjusted annually. At December 31, 2010 and 2009, the rates used were 4.60% and 5.20%, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Plan Assets
The fair value of the Company’s Black Lung trust assets by asset category is as follows:

	Year Ended December 31, 2010
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable
		Identical Assets	Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
U.S. treasury securities	$10,416	$—	$10,416
Mortgage-backed securities	682	—	682
Cash and cash equivalents	713	713	—

	$11,811	$713	$11,098

	Year Ended December 31, 2009
		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable
		Identical Assets	Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
U.S. treasury securities	$12,860	$—	$12,860
Mortgage-backed securities	839	—	839
Cash and cash equivalents	175	175	—

	$13,874	$175	$13,699

The Black Lung Level 1 trust assets include cash and cash equivalents.
The Black Lung Level 2 trust assets include U.S. treasury bonds and notes where evaluators gather information from market sources and integrate relative credit information, observed market movements, and sector news into the evaluated pricing applications and models to value these assets. Level 2 trust assets also include mortgage-backed securities which are valued via model using various inputs such as daily cash flow, snapshots of US Treasury market, floating rate indices as a benchmark yield, spread over index, periodic and life caps, next coupon adjustment date, and convertibility of the bond.
6. PENSION AND OTHER SAVING PLANS
Defined Benefit Pension Plans
The Company provides defined benefit pension plans to qualified full-time employees pursuant to collective bargaining agreements. Benefits are generally based on years of service and the employee’s average annual compensation for the highest five continuous years of employment as specified in the plan agreement. The Company’s funding policy is to contribute annually the minimum amount prescribed, as specified by applicable regulations or loan covenants.
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
The following table provides a reconciliation of the changes in the benefit obligations of the plans and the fair value of assets of the qualified plans and the amounts recognized in the Company’s financial statements for both the defined benefit pension and SERP plans:

	Defined Benefit Pension		SERP
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$76,084	$76,672	$3,200	$3,279
Service cost	610	1,577	—	—
Interest cost	4,490	4,650	183	191
Actuarial loss	7,025	3,171	175	36
Benefits paid	(2,762)	(1,610)	(306)	(306)
Plan amendments	—	204	—	—
Curtailments	—	(8,580)	—	—

Net benefit obligation at end of year	85,447	76,084	3,252	3,200

Change in plan assets:
Fair value of plan assets at the beginning of year	52,152	40,783	—	—
Actual return on plan assets	7,732	7,196	—	—
Employer contributions	10,811	5,782	306	306
Benefits paid	(2,762)	(1,610)	(306)	(306)

Fair value of plan assets at end of year	67,933	52,151	—	—

Funded status at end of year	$(17,514)	$(23,933)	$(3,252)	$(3,200)

Amounts recognized in the accompanying balance sheet consist of:
Current liability	$—	$—	$(304)	$(306)
Noncurrent liability	(17,514)	(23,933)	(2,948)	(2,894)
Accumulated other comprehensive loss	22,946	20,542	770	625

Net amount recognized at end of year	$5,432	$(3,391)	$(2,482)	$(2,575)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$22,946	$20,542	$765	$610
Prior service costs	—	—	5	15

	$22,946	$20,542	$770	$625

The accumulated benefit obligation for all plans was $88.7 million and $79.3 million at December 31, 2010 and 2009, respectively. There is no difference between the accumulated benefit obligation and the benefit obligation in 2010 or 2009 due to the pension plan freeze mentioned above.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Prior service costs and actuarial gains and losses are amortized over the expected future period of service of the plan’s participants using the corridor method. The net actuarial loss and prior service costs that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011 is $1.5 million and less than $0.1 million, respectively.
The components of net periodic benefit cost are as follows:

	Defined Benefit Pension			SERP
	Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008
	(In thousands)

Components of net periodic benefit cost:
Service cost	$610	$1,577	$2,597	$—	$—	$—
Interest cost	4,490	4,650	4,390	183	191	198
Expected return on plan assets	(4,393)	(3,359)	(4,416)	—	—	—
Curtailment loss	—	204	—	—	—	—
Amortization of:
Prior service cost	—	—	—	10	10	10
Actuarial loss	1,282	1,817	340	20	18	11

Total net periodic pension cost	$1,989	$4,889	$2,911	$213	$219	$219

These costs are included in the accompanying statement of operations in Cost of sales and Selling and administrative expenses.
Assumptions
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	Defined Benefit Pension		SERP
	December 31,		December 31,
	2010	2009	2010	2009
Discount rate	5.15% - 5.40%	5.96%	5.40%	6.00%
Rate of compensation increase	N/A	N/A	N/A	N/A
Measurement date	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.
The following table provides the assumptions used to determine net periodic benefit cost:

	Defined Benefit Pension			SERP
	Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008
Discount rate	5.75%-6.00%	6.10%	6.20%-6.30%	6.00%	6.10%	6.30%
Expected return on plan assets	7.80%	7.96%	8.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	4.00%-7.50%	4.00%-7.50%	N/A	4.00%-7.50%	4.00%-7.50%
Measurement date	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2009	December 31, 2008	December 31, 2007

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Plan Assets
The Company’s investment goals are to maximize returns subject to specific risk management policies. The Company sets the expected return on plan assets based on historical trends and forecasts provided by its third-party fund managers. Its risk management policies permit investments in mutual funds, and prohibit direct investments in debt and equity securities and derivative financial instruments. The Company invested in its common stock in 2010 in order to meet plan funding requirements. The Company addresses diversification by the use of mutual fund investments whose underlying investments are in fixed income and equity securities, both domestic and international. These mutual funds are readily marketable and can be sold to fund benefit payment obligations as they become payable.
The weighted-average target asset allocation of the Company’s pension trusts were as follows at December 31, 2010:

Target Allocation
Asset category
Cash and equivalents	0% - 10%
Equity securities funds	40% - 70%
Debt securities funds	30% - 60%
Other	0% - 10%
Total
The fair value of the Company’s pension plan assets by asset category is as follows:

	Year Ended December 31, 2010
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)

Equity securities funds:
U.S.	$29,233	$29,233	$—	$—
International	6,659	6,659	—	—
Debt securities funds:
U.S. bonds	22,736	—	22,736	—
Short-term securities	1,313	1,313	—	—
Limited partnerships and limited liability companies	1,359	—	—	1,359
Westmoreland Coal common stock	6,045	6,045	—	—
Cash and cash equivalents	588	588	—	—

	$67,933	$43,838	$22,736	$1,359

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2009
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Equity securities funds:
U.S.	$24,850	$24,850	$—	$—
International	2,467	2,467	—	—
Debt securities funds:
U.S. bonds	15,065	—	15,065	—
Short-term securities	967	967	—	—
Limited partnerships and limited liability companies	1,697	—	—	1,697
Westmoreland Coal common stock	3,240	3,240	—	—
Cash and cash equivalents	3,865	3,865	—	—

	$52,151	$35,389	$15,065	$1,697

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
A summary of changes in the fair value of the Plan’s Level 3 assets is shown below:

	Limited partnerships and limited
	liability companies
	Year Ended December 31,
	2010	2009
	(In thousands)
Beginning balance	$1,697	$5,866
Realized loss	—	(283)
Unrealized (loss) gain	197	(234)
Settlements	(535)	(3,652)

Ending balance	$1,359	$1,697

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Contributions
The Company is required by loan covenants to ensure that by 8.5 months after the end of the plan year, the value of its pension assets are at least 90% of each of the plan’s year end actuarially determined pension liability.
The Company contributed $5.8 million in cash and $5.0 million in company stock to its retirement plans during 2010, in order to achieve the required 90% funding status. In 2011, the Company expects to make approximately $10.2 million of pension plan contributions in cash. The increase in expected contributions primarily resulted from the recent decline in the value of the Company’s pension investments.
Cash Flows
The following benefit payments are expected to be paid from its pension plan assets:

Pension Benefits
(In thousands)
2011	$2,674
2012	3,049
2013	3,476
2014	3,899
2015	4,277
Years 2016 - 2020	27,412
The benefits expected to be paid are based on the same assumptions used to measure the Company’s pension benefit obligation at December 31, 2010 and include estimated future employee service.
Multi-Employer Pension
The Company contributes to a multiemployer defined benefit pension plan pursuant to collective bargaining agreements. The contributions are based on hours worked and totaled $4.5 million, $4.3 million and $4.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Other Plans
The Company sponsors 401(k) saving plans, which were established to assist eligible employees provide for their future retirement needs. The Company’s expense, representing its contributions of Company stock to the plans, was $2.7 million, $2.4 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.
7.	HERITAGE HEALTH BENEFIT EXPENSES
The caption Heritage health benefit expenses used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Health care benefits	$9,927	$22,490	$25,588
Combined benefit fund payments	2,953	3,132	3,470
Workers’ compensation benefits (credit)	81	(485)	4,417
Black lung benefits (credit)	1,460	2,937	(23)

Total	$14,421	$28,074	$33,452

The decrease in heritage health benefit expenses was primarily due to an agreement the Company entered into to modernize how it provides prescription drug benefits to retirees.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
8.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLE, AND RECLAMATION DEPOSITS
The asset retirement obligation, contractual third-party reclamation receivable, and reclamation deposits for each of the Company’s mines and ROVA at December 31, 2010 are summarized below:

		Contractual
	Asset	Third-Party
	Retirement	Reclamation	Reclamation
	Obligation	Receivable	Deposits
	(In thousands)
Rosebud	$106,990	$14,622	$72,274
Jewett	80,335	80,335	—
Absaloka	32,338	525	—
Beulah	18,588	—	—
Savage	2,676	—	—
ROVA	716	—	—

Total	$241,643	$95,482	$72,274

Asset Retirement Obligations
Changes in the Company’s asset retirement obligations were as follows:

	Years Ended December 31,
	2010	2009
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$244,615	$222,708
Accretion	19,773	17,436
Liabilities settled	(15,351)	(9,434)
Changes due to amount and timing of reclamation	(7,394)	13,905

Asset retirement obligations, end of year	241,643	244,615
Less current portion	(14,514)	(15,513)

Asset retirement obligations, less current portion	$227,129	$229,102

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
As of December 31, 2010, the Company had $230.4 million in surety bonds outstanding to secure reclamation obligations.
Contractual Third-Party Reclamation Receivables
The Company has recognized as an asset $95.5 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.
During 2010, the Company increased its Contractual third-party reclamation receivables by $9.0 million due to a customer reclamation settlement. A corresponding decrease was recorded to Capitalized asset retirement cost.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Reclamation Deposits
The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at December 31, 2010, are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$38,534	$38,534
Held-to-maturity securities	15,633	17,044
Time deposits	15,903	15,903
Available-for-sale securities	2,204	2,204

	$72,274	$73,685

In 2010, the Company recorded a $0.6 million gain on the sale of available-for-sale securities held as reclamation deposits. In 2009, an impairment of $0.3 million was recorded as a result of other-than-temporary declines in the value of marketable securities included in reclamation deposits.
Held-to-Maturity and Available-for-Sale Reclamation Deposits
The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities are as follows:

	Years Ended December 31,
	2010	2009
	(In thousands)
Amortized cost	$15,633	$21,099
Gross unrealized holding gains	1,453	1,418
Gross unrealized holding losses	(42)	(9)

Fair value	$17,044	$22,508

Maturities of held-to-maturity securities are as follows at December 31, 2010:

	Amortized Cost	Fair Value
	(In thousands)
Due in five years or less	$3,350	$3,732
Due after five years to ten years	4,207	4,335
Due in more than ten years	8,076	8,977

	$15,633	$17,044

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities are as follows:

	December 31,
	2010	2009
	(In thousands)
Cost basis	$2,000	$2,402
Gross unrealized holding gains	204	712

Fair value	$2,204	$3,114

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
9.	DERIVATIVE INSTRUMENTS
Adoption of ASC 815-40
On January 1, 2009, the Company adopted ASC 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. As part of the adoption of ASC 815-40, the Company determined that its convertible debt instrument is not indexed to its stock, and therefore the value of the conversion feature was separated from the debt and reclassified as a liability. A corresponding debt discount was established which will be amortized over the life of the convertible notes. Prior to adopting ASC 815-40, the Company followed ASC 470-20, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. ASC 470-20 required the Company to record interest expense and corresponding paid-in-capital related to the beneficial conversion feature in its convertible debt and was superseded by ASC 815-40. In addition to the Company’s convertible debt, ASC 815-40 also applies to a warrant the Company issued and, therefore, the value of the warrant has been recorded as a liability. As a part of the Parent Notes offering in February 2011, the convertible notes were retired.
The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of ASC 815-40:

	Debt	Derivative	Other Paid-	Accumulated
	Discount	Liability	In-Capital	Deficit
	(In thousands)

Record January 1, 2009, debt discount and derivative instrument liability related to convertible debt	$7,734	$5,605	$—	$(2,129)

Record January 1, 2009, derivative instrument liability related to warrant	—	477	—	477

Record amortization of debt discount from March 4, 2008, through December 31, 2008	(653)	—	—	653

Record the reversal of the beneficial conversion feature expensed in 2008 under ASC 470-20	—	—	(8,147)	(8,147)

Record the reversal of prior accounting related to the warrant	—	—	(1,700)	(1,700)

	$7,081	$6,082	$(9,847)	$(10,846)

Convertible Debt
A Binomial Lattice model was used to obtain the fair value of the conversion feature in the Company’s convertible debt instrument. The conversion feature of the convertible debt instruments had no value at December 31, 2009 and the following assumptions were used at December 31, 2010:

Stock Price	Bond Yield
$11.94	5.16%
Warrant
The Company’s warrant expired August 20, 2010 and therefore had no value at December 31, 2010. The following assumptions were used for the warrant at December 31, 2009:

Number of Shares
Included in	Dividend		Risk Free	Expected Life
Warrant	Yield	Volatility	Rate	(in years)
173,228	None	65%	0.20%	1.0

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying Consolidated Balance Sheet were as follows (in thousands):

		December 31,
Derivative Instruments	Balance Sheet Location	2010	2009
Convertible debt -conversion feature	Other liabilities	$3,588	$—
Warrant	Other liabilities	—	30
The effect of derivative instruments not designated as hedging instruments on the accompanying Consolidated Statements of Operations was as follows (in thousands):

		Income (Expense) Recognized in
		Earnings on Derivatives
	Statement of	Year Ended December 31,
Derivative Instruments	Operations Location	2010	2009
Convertible debt -conversion feature	Other income (loss)	$(3,486)	$5,674
Warrant	Other income (loss)	30	448
10.	FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the Consolidated Balance Sheet approximate the fair value of these instruments due to the short duration to their maturities. The Company calculates the fair value of its long-term debt by using discount rate estimates based on interest rates as of December 31, 2010. See Notes 3, 8 and 9 for additional disclosures related to fair value measurements on restricted cash and bond collateral, reclamation deposits and embedded derivatives, respectively.
The estimated fair value of the Company’s debt with fixed interest rates, excluding conversion feature values are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2009	$192,608	$201,352
December 31, 2010	$185,320	$196,483
Fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include available-for-sale equity securities generally valued based on independent third-party market prices.
•	Level 2, defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 inputs at December 31, 2010.
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s convertible notes’ conversion feature and warrant were classified as Level 3. These items were valued using the Binomial Lattice model and the Black-Scholes model, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value:

	Year Ended December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$2,889	$—	$—	$2,889
Available-for-sale investments included in Reclamation deposits	2,204	—	—	2,204

Total assets	$5,093	$—	$—	$5,093

Liabilities:
Convertible debt — conversion feature	$—	$—	$3,588	$3,588

Total liabilities	$—	$—	$3,588	$3,588

	Year Ended December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$2,879	$—	$—	$2,879
Available-for-sale investments included in Reclamation deposits	3,114	—	—	3,114

Total assets	$5,993	$—	$—	$5,993

Liabilities:
Warrant	$—	$—	$30	$30

Total liabilities	$—	$—	$30	$30

The following table summarizes the change in the fair values of the derivative instrument liabilities categorized as Level 3:

	Year Ended December 31,
	2010	2009
	(In thousands)
Beginning balance	$30	$—
January 1, 2010, beginning balance adjustment pursuant to adoption of ASC 815-40	—	6,082
Additional debt discount	102	70
Change in fair value	3,456	(6,122)

Ending balance	$3,588	$30

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
11. STOCKHOLDERS’ EQUITY
Preferred and Common Stock
The Company has two classes of capital stock outstanding, common stock, par value $2.50 per share, and Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. Each share of Series A Preferred Stock is represented by four Depositary Shares. Under the terms of the Series A Preferred Stock, the Company can redeem preferred shares at any time for the redemption value of $100.00 plus accumulated dividends paid in cash.
The amount of dividends accumulated through and including January 1, 2011 and the redemption value of preferred shares are shown below:

			Extended Total
	Shares	Per Share	(in thousands)
Dividends accumulated(1)	160,129	$124.53	$19,940
Redemption value	160,129	$100.00	16,013

Total			$35,953

(1)	In February 2011, the Company paid the $19.9 million of accumulated dividends as of January 1, 2011.
The Company is permitted to pay preferred stock dividends to the extent that there is a surplus, as defined by Delaware law.
Restricted Net Assets
WCC has obligations to pay pension and postretirement medical benefits, to fund corporate expenditures, and to pay interest on the Parent Notes. However, WCC conducts no operations, has no source of revenue and is fully dependent on distributions from its subsidiaries to pay its costs. At December 31, 2010, the loan agreements of WML and ROVA required debt service accounts and imposed timing and other restrictions on the ability of WML and ROVA to distribute funds to WCC.
At December 31, 2010, the subsidiaries of the Parent had approximately $108.1 million of net assets that were not available to be transferred to the Parent in the form of dividends, loans, or advances due to restrictions contained in the credit facilities of these subsidiaries. Subsequent to the Parent Notes offering, the Company will no longer have restricted net assets.
12.	RESTRICTED STOCK, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS
As of December 31, 2010, the Company had restricted stock, stock options, and stock-settled stock appreciation rights, or SARs, outstanding from five stock incentive plans. Four of these plans were terminated in October 2009. Employees are now granted restricted stock units from the 2007 Incentive Stock Plan. The 2007 Incentive Stock Plan also provides that non-employee directors will receive equity awards with a value of $50,000 after each annual meeting.
The maximum number of remaining shares that can be issued under the 2007 Incentive Stock Plan is 288,261.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Compensation cost arising from share-based arrangements is shown in the following table:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Recognition of fair value of restricted stock, stock options and SARs over vesting period	$1,058	$702	$1,227
Contributions of stock to the Company’s 401(k) plan	2,991	1,869	1,569
Compensation credit for performance units plan (1)	—	(19)	(63)

Total share-based compensation expense (2)	$4,049	$2,552	$2,733

(1)	The Company’s only active performance unit plan expired June 30, 2009.

(2)	These costs are recorded in Cost of sales and Selling and administrative expenses in the accompanying statement of operations.
The Company used the Black-Scholes option pricing model to determine the fair value of options and SARs on the date of grant. The Company utilized U.S. Treasury yields as of the grant date for its risk-free interest rate assumption and expected volatilities were based on historical stock price movement and other factors. The Company utilized historical data to develop its dividend yield and expected option life assumptions. The following assumptions were used for the year ended December 31, 2008; no options or SARs were granted in 2010 or 2009:

December 31, 2008
Assumptions (weighted average):
Risk-free interest rate	3.62%
Expected dividend yield	None
Expected volatility	50%
Expected life (in years)	7.0
Restricted Stock
The Company may issue restricted stock, which requires no payment from the employee. Restricted stock typically vests ratably over three years. Upon vesting, restricted stock will be redeemed and paid to employees with either cash or the Company’s common stock. Compensation expense is based on the fair value on the grant date and is recorded ratably over the vesting period.
A summary of restricted stock award activity for the year ended December 31, 2010, is as follows:

			Unamortized
		Weighted Average	Compensation
	Common	Grant-Date Fair	Expense
	Shares	Value	(In thousands)
Non-vested at December 31, 2009	96,558	$8.36
Granted	157,833	$8.31
Vested	(47,656)	$9.21
Forfeited	(14,038)	$8.14

Non-vested at December 31, 2010	192,697	$8.13	$1,265	(1)

(1)	Expected to be recognized over the next three years.
Weighted average grant-date fair value was $8.31, $8.24 and $15.99 for 2010, 2009 and 2008, respectively.
The total grant-date fair value of restricted stock that vested was $0.4 million in 2010 and $0.2 million in both 2009 and 2008.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Stock Options
Stock options generally vest over three years, expire ten years from the date of grant, and have an option price equal to the market value of the stock on the date of grant.
Information with respect to stock option activity for the year ended December 31, 2010, is as follows:

			Weighted
			Average
			Remaining		Unamortized
		Weighted	Contractual	Aggregate	Compensation
		Average	Life	Intrinsic	Expense
	Stock Options	Exercise Price	(in years)	Value	(In thousands)
Outstanding at December 31, 2009	354,224	$18.73
Exercised	(2,500)	$3.38		$16,588
Expired	(28,466)	$17.40
Forfeited	(4,668)	$21.40

Outstanding at December 31, 2010	318,590	$18.99	4.4	$16,938

Exercisable at December 31, 2010	273,834	$18.60	3.9	$16,938	$259	(1)

(1)	Expected to be recognized over the next year.
The weighted average grant-date fair value per stock option granted in 2008 was $11.84. No stock options were granted in 2010 or 2009.
The intrinsic value of stock options exercised was less than $0.1 million in 2010 and $0.5 million in 2008. No stock options were exercised in 2009.
The total grant-date fair value of stock options that vested was $0.1 million in both 2010 and 2009 and less than $0.1 million in 2008.
SARs
SARs generally vest over three years, expire ten years from the date of grant, and have a base price equal to the market value of the stock on the date of grant. Upon vesting, the holders may exercise the SARs and receive a number of shares of common stock having a value equal to the appreciation in the value of the common stock between the grant date and the exercise date.
Information with respect to SARs granted and outstanding for the year ended December 31, 2010 is as follows:

			Weighted
			Average
			Remaining		Unamortized
		Weighted	Contractual	Aggregate	Compensation
		Average Base	Life	Intrinsic	Expense
	SARs	Price	(in years)	Value	(In thousands)
Outstanding at December 31, 2009	155,334	$21.91
Expired	(36,400)	$21.18

Outstanding at December 31, 2010	118,934	$22.13	4.6	$—

Exercisable at December 31, 2010	118,934	$22.13	4.6	$—	$—

No SARs were granted during 2010, 2009, or 2008.
The intrinsic value of SARs exercised was less than $0.1 million in 2008. No SARs were exercised in 2010 or 2009.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The total grant-date fair value of SARs that vested was less than $0.1 million in both 2010 and 2009 and $0.3 million in 2008.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of accumulated other comprehensive income (loss):

			Tax Effect of	Accumulated
	Pension and	Available for	Other	Other
	Postretirement	Sale	Comprehensive	Comprehensive
	Medical Benefits	Securities	Income Gains	Loss
	(In thousands)
Balance at January 1, 2008	$(116,093)	$—	$(9,094)	$(125,187)
2008 activity	(3,386)	112	—	(3,274)

Balance at December 31, 2008	(119,479)	112	(9,094)	(128,461)
Postretirement medical benefit plan amendments and pension plan freeze adjustments	105,983	—	—	105,983
2009 activity	7,465	852	(17,062)	(8,745)

Balance at December 31, 2009	(6,031)	964	(26,156)	(31,223)
2010 activity	(26,018)	(439)	—	(26,457)

Balance at December 31, 2010	$(32,049)	$525	$(26,156)	$(57,680)

Pension and postretirement medical benefit adjustments relate to changes in the funded status of various benefit plans, as discussed in Notes 5 and 6. The unrealized gains and losses associated with recognizing the Company’s “available-for-sale” securities at fair value are recorded through Accumulated other comprehensive loss. See Note 14 regarding the tax effect of other comprehensive income gains.
14. INCOME TAX
Income tax expense (benefit) attributable to net loss before income taxes consists of:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current:
Federal	$(10)	$(323)	$—
State	(14)	1,168	919

	(24)	845	919
Deferred:
Federal	—	(15,977)	—
State	(117)	(2,004)	—

	(117)	(17,981)	—

Income tax expense (benefit)	$(141)	$(17,136)	$919

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Income tax expense (benefit) attributable to net loss before income taxes differed from the amounts computed by applying the statutory Federal income tax rate of 34% to pre-tax income as a result of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Computed tax benefit at statutory rate	$(1,126)	$(15,619)	$(16,200)
Increase (decrease) in tax expense resulting from:
Tax depletion in excess of basis	(4,019)	(713)	(2,643)
Non-deductible interest expense and convertible debt valuation	2,076	(1,074)	3,156
Noncontrolling interest	899	618	—
State income taxes, net	(1,090)	(2,467)	(3,214)
Change in valuation allowance for net deferred tax assets	(3,312)	2,902	24,628
Medicare Part D subsidy law change	7,159	—	—
Indian Coal Tax Credits	(120)	(96)	(5,893)
Other, net	(608)	(687)	1,085

Income tax expense (benefit)	$(141)	$(17,136)	$919

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

	Loss From	Other	Total
	Continuing	Comprehensive	Comprehensive
	Operations	Income	Income
	(In thousands)
Pre-allocation	$(46,224)	$114,300	$68,076
Tax allocation	17,062	$(17,062)	—

As presented	$(29,162)	$97,238	$68,076

As the income tax expense on other comprehensive income is equal to the income tax benefit recognized in continuing operations, the Company’s total comprehensive income is unchanged. In addition, the Company’s net deferred tax position at December 31, 2009 was not impacted by this tax allocation.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$74,061	$67,133
State net operating loss carryforwards	24,627	14,983
Alternative minimum tax credit carryforwards	7,009	5,683
Charitable contribution carryforwards	169	179
Indian Coal Tax Credit carryforwards	25,552	26,654
Accruals for the following:
Workers’ compensation	4,013	4,338
Postretirement medical benefit and pension obligations	80,116	81,764
Incentive plans	1,843	900
Asset retirement obligations	68,561	66,839
Deferred revenues	29,430	31,757
Gain on sale of partnership interest	6,402	8,061
Other accruals	5,618	7,147

Total gross deferred assets	327,401	315,438
Less valuation allowance	(247,086)	(232,575)

Net deferred tax assets	80,315	82,863

Deferred tax liabilities:
Property, plant and equipment, differences due to depreciation and amortization	(76,656)	(77,562)
Change in accounting method	(354)	(2,137)
Other	(847)	(823)

Total gross deferred tax liabilities	(77,857)	(80,522)

Net deferred tax asset	$2,458	$2,341

As of December 31, 2010, the Company had significant deferred tax assets. The deferred tax assets include federal and state regular net operating losses, or NOLs, alternative minimum tax, or AMT, credit carryforwards, Indian Coal Tax Credit, or ICTC, carryforwards, charitable contribution carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income.
The Company believes it will be taxed under the AMT system for the foreseeable future due to the significant amount of statutory tax depletion in excess of book depletion expected to be generated by its mining operations. As a result, Westmoreland has determined that a valuation allowance is required for all of its regular federal net operating loss carryforwards and AMT credit carryforwards since they are only available to offset future regular taxes.
The Company has recorded a full valuation allowance for all but $2.5 million of its state net operating losses, since it believes they will not be realized. No valuation allowance is being provided on $2.5 million of deferred tax assets because it is believed that these net operating losses will be used to offset the Company’s liabilities relating to its uncertain tax positions.
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
As of December 31, 2010, the Company has available Federal net operating loss carryforwards to reduce future regular taxable income, which expire as follows:

Expiration Date	Regular Tax
(In thousands)
2011	$32,698
2012	449
2018	28
2019	88,429
2020	32
after 2020	96,165

Total	$217,801

As of December 31, 2010, the Company has an estimated $25.6 million in ICTC carryforwards available to offset the Company’s regular tax and AMT liabilities. As of December 31, 2010, the Company also has an estimated $479.5 million in State net operating loss carryforwards to reduce future taxable income.
For the year ended December 31, 2010, Westmoreland recorded a long-term liability related to uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)
Balance of unrecognized tax benefits at beginning of year	$2,861	$1,748
Additions for tax positions related to current year	18	1,113

Balance of unrecognized tax benefits at end of year	$2,879	$2,861

As of December 31, 2010, the Company had $0.1 million of accrued interest and penalties included in the long-term tax liability, of which less than $0.1 million was recognized in 2010.
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
15. COMMITMENTS
Supply Agreements
Westmoreland Partners, which owns ROVA, has two coal supply agreements with TECO Coal Corporation, or TECO. If Westmoreland Partners continues to purchase coal under these contracts at the current volume and pricing, then Westmoreland Partners would be obligated to pay TECO $28.6 million in each of the years of 2011, 2012, 2013, $17.1 million for 2014 and $2.8 million for 2015.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Leases
The gross value of property, plant, equipment and mine development assets under capital leases was $37.5 million and $46.9 million as of December 31, 2010 and 2009, respectively, related primarily to the leasing of mining equipment. The accumulated amortization for these items was $11.0 million and $9.5 million at December 31, 2010 and 2009, respectively.
Future minimum capital and operating lease payments as of December 31, 2010, are as follows:

	Year Ended December 31, 2010
	Capital Leases	Operating Leases
	(In thousands)
2011	$8,714	$6,665
2012	8,319	4,243
2013	7,077	2,827
2014	4,461	2,233
2015	1,617	1,625
Thereafter	105	718

Total minimum lease payments	$30,293	$18,311

Less imputed interest	(4,064)

Present value of minimum capital lease payments	$26,229

Rental expense under operating leases during the years ended December 31, 2010, 2009 and 2008 totaled $6.0 million, $6.7 million and $4.9 million, respectively.
The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $41.3 million, $29.7 million and $35.7 million in the years ended December 31, 2010, 2009 and 2008, respectively.
16. CONTINGENCIES
The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. After conferring with counsel, it is the opinion of management that the ultimate resolution of pending claims will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.
17. BUSINESS SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income.
The Company’s operations are classified into four segments: coal, power, heritage and corporate. The coal segment includes the production and sale of coal from Montana, North Dakota and Texas. The power segment includes its ROVA operations located in North Carolina. The heritage segment costs primarily include benefits the Company provides to former mining operation employees as well as other administrative costs associated with providing those benefits and cost containment efforts. The corporate segment primarily consists of corporate administrative expenses.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
Summarized financial information by segment is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
December 31, 2010
Revenues	$418,058	$87,999	$—	$—	$506,057
Operating income (loss)	32,922	11,721	(15,968)	(8,154)	20,521
Total assets	520,722	207,643	12,283	9,658	750,306
Capital expenditures	20,056	2,207	—	551	22,814
December 31, 2009
Revenues	$361,206	$82,162	$—	$—	$443,368
Operating income (loss)	476	7,672	(31,770)	(8,152)	(31,774)
Total assets	537,924	216,685	4,634	13,485	772,728
Capital expenditures	30,078	4,251	—	217	34,546
December 31, 2008
Revenues	$419,806	$89,890	$—	$—	$509,696
Restructuring charges	155	—	—	1,854	2,009
Operating income (loss)	15,211	16,920	(35,472)	(12,694)	(16,035)
Total assets	557,245	239,083	5,301	11,338	812,967
Capital expenditures	29,534	1,711	—	75	31,320
A reconciliation of segment income (loss) from operations to loss before income taxes follows:

	Year Ended
	2010	2009	2008
	(In thousands)
Income (loss) from operations	$20,521	$(31,774)	$(16,035)
Interest expense attributable to beneficial conversion feature	—	—	(8,146)
Loss on extinguishment of debt	—	—	(5,178)
Interest expense	(22,992)	(23,733)	(23,130)
Interest income	1,747	3,218	5,125
Other income (loss)	(2,587)	5,991	(284)

Loss before income taxes	$(3,311)	$(46,298)	$(47,648)

The Company derives its revenues from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows:

	2010	2009	2008
	(In thousands)
Customer A — coal	$119,633	$79,502	$131,859
Customer B — coal	80,493	85,334	80,581
Customer C — power	86,926	81,037	88,651
Customer D — coal (1)	64,968	51,187	—
Customer E — coal (2)	—	49,670	—

Percentage of total revenue	70%	78%	60%

(1)	The revenue from Customer D did not exceed 10% in 2008.

(2)	The revenue from Customer E did not exceed 10% in 2010 and 2008.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
18. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands; except per share data)
2010:
Revenues	$126,439	$127,632	$124,080	$127,906
Operating income (loss)	5,314	1,333	7,839	6,035
Net income (loss) applicable to common shareholders	(3,195)	919	2,513	(2,122)
Basic income (loss) per common share	$(0.30)	$0.09	$0.23	$(0.19)

2009:
Revenues	$121,798	$104,780	$112,404	$104,386
Operating loss	(4,402)	(6,249)	(9,751)	(11,372)
Net loss applicable to common shareholders	(5,629)	(7,232)	(7,837)	(8,007)
Basic and diluted loss per common share	$(0.59)	$(0.75)	$(0.77)	$(0.78)

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
This item is not applicable.
ITEM 9A—CONTROLS AND PROCEDURES.
(a) Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting refers to a process designed by, or under the supervision of, our principal executive and principal financial officers or persons performing similar functions, and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations, or COSO, Internal Control — Integrated Framework. Based upon management’s evaluation, the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, concluded that our internal control over financial reporting was effective as of December 31, 2010.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2010.
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

(c) Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Westmoreland Coal Company
We have audited Westmoreland Coal Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westmoreland Coal Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(a)). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Westmoreland Coal Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westmoreland Coal Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for the years then ended, and our report dated March 11, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
March 11, 2011

(d) Evaluation of Disclosure Controls and Procedures
As of December 31, 2010, management conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as December 31, 2010 in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 will be included under the headings Directors, Executive Officer, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 24, 2011, and such required information is incorporated herein by reference.
ITEM 11—EXECUTIVE COMPENSATION.
The information required by Item 11 will be included under the headings Corporate Governance, Director Compensation for 2010, Compensation Discussion and Analysis and Executive Compensation for 2010 in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 24, 2011, and such required information is incorporated herein by reference.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 will be included under the headings Beneficial Ownership of Securities and Equity Compensation Plan Information in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 24, 2011, and such required information is incorporated herein by reference.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 will be included under the headings Certain Transactions and Corporate Governance in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 24, 2011, and such required information is incorporated herein by reference.
ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 will be included under the heading Auditors in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 24, 2011, and such required information is incorporated herein by reference.

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
1. The financial statements filed herewith are: the Consolidated Balance Sheets of the Company and subsidiaries as of December 31, 2010 and December 31, 2009, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2010, together with the Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements, and the report of the independent registered public accounting firm thereon which are contained in Item 8.
2. The following financial statement schedules are filed herewith:
Report of Independent Registered Public Accounting Firm
Schedule I — Condensed Financial Statements of Parent Company
3. The exhibits listed in the Exhibit Index are filed with or incorporated by reference in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY
Date: March 11, 2011	/s/ Keith E. Alessi
	Name:	Keith E. Alessi
	Title:	Chief Executive Officer and President (A Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith E. Alessi Keith E. Alessi	Chief Executive Officer, President, and Director	March 11, 2011

/s/ Kevin A. Paprzycki Kevin A. Paprzycki	Chief Financial Officer and Principal Accounting Officer	March 11, 2011

/s/ Michael R. D’Appolonia Michael R. D’Appolonia	Director	March 11, 2011

/s/ Thomas J. Coffey Thomas J. Coffey	Director	March 11, 2011

/s/ Gail E. Hamilton Gail E. Hamilton	Director	March 11, 2011

/s/ Richard M. Klingaman Richard M. Klingaman	Director	March 11, 2011

/s/ Jan B. Packwood Jan B. Packwood	Director	March 11, 2011

/s/ Robert C. Scharp Robert C. Scharp	Director	March 11, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Westmoreland Coal Company
We have audited the consolidated financial statements of Westmoreland Coal Company and subsidiaries as of December 31, 2010 and 2009 and for the years then ended, and have issued our report thereon dated March 11, 2011 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ ERNST & YOUNG LLP
Denver, Colorado
March 11, 2011

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEET
(Parent Company Information — See Notes to Consolidated Financial Statements)

	December 31,
	2010	2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$271	$755
Receivables:
Other	66	424

	66	424

Other current assets	796	454

Total current assets	1,133	1,633

Property, plant and equipment:
Plant and equipment	2,611	2,295
Less accumulated depreciation, depletion and amortization	(1,987)	(1,830)

Net property, plant and equipment	624	465
Restricted investments	11,816	9,958
Investment in subsidiaries and power projects, including intercompany balances	115,612	110,341
Other assets	2,060	451

Total assets	$131,245	$122,848

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current installments of long-term debt	$—	$11,154
Accounts payable and accrued expenses	5,187	2,854
Bank overdrafts	146	257
Workers’ compensation	954	1,031
Pension and SERP obligations	304	306
Postretirement medical benefits	12,198	13,198
Other current liabilities	103	596

Total current liabilities	18,892	29,396

Long-term debt	13,671	—
Workers’ compensation, less current portion	9,424	10,188
Excess of pneumoconiosis obligation over trust assets	2,246	786
Related party payable	59,432	51,938
Postretirement medical benefits, less current portion	169,677	151,057
Pension and SERP obligations, less current portion	16,105	20,626
Other liabilities	4,153	656
Total liabilities	293,600	264,647

Shareholders’ deficit:
Preferred stock	160	160
Common stock	27,901	25,864
Other paid-in capital	98,466	91,432
Accumulated other comprehensive loss	(57,680)	(31,223)
Accumulated deficit	(226,740)	(226,215)

Total Westmoreland Coal Company shareholders’ deficit	(157,893)	(139,982)
Noncontrolling interest	(4,462)	(1,817)

Total deficit	(162,355)	(141,799)

Total Liabilities and Shareholders’ Deficit	$131,245	$122,848

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENT OF OPERATIONS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Operating costs and expenses:
Depreciation and amortization	$391	$418	$381
Selling and administrative	9,292	11,585	12,585
Restructuring charges	—	—	1,854
Heritage health benefit expenses	13,732	26,813	32,104
Loss on sales of assets	—	—	1

	23,415	38,816	46,925

Operating loss	(23,415)	(38,816)	(46,925)
Other income (expense):
Interest expense	(3,195)	(2,618)	(9,385)
Interest income	246	376	532
Other income (loss)	(3,389)	5,691	66

	(6,338)	3,449	(8,787)

Loss before income taxes and income of consolidated subsidiaries	(29,753)	(35,367)	(55,712)
Equity in income of subsidiaries	26,268	(10,869)	7,172

Loss from continuing operations before income taxes	(3,485)	(46,236)	(48,540)
Income tax benefit (expense)	315	17,074	(27)

Net loss	(3,170)	(29,162)	(48,567)
Less net loss attributable to noncontrolling interest	(2,645)	(1,817)	—

Net loss attributable to the Parent company	$(525)	$(27,345)	$(48,567)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENT OF CASH FLOWS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Years Ended December 31
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,170)	$(29,162)	$(48,567)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of subsidiaries	(26,268)	10,869	(7,172)
Non-cash tax benefits	—	(17,062)	—
Depreciation and amortization	391	418	381
Loss on sales of assets	—	—	1
Gain on sale of investments	(97)	(11)	—
Share-based payment expense	4,049	2,552	2,733
Non-cash interest expense	1,236	1,470	8,934
Amortization of deferred financing costs	1,489	1,143	78
Warrant repriced	—	—	355
Loss (gain) on derivative	3,486	(5,674)	—
Changes in operating assets and liabilities:
Receivables, net	358	102	(526)
Accounts payable and accrued expenses	2,333	(123)	(1,499)
Accrual for postretirement obligations	(2,813)	(3,362)	3,175
Pension and SERP obligations	(6,828)	(430)	(6,701)
Other assets and liabilities	(304)	186	4,042

Net cash used by operating activities	(26,138)	(39,084)	(44,766)

Cash flows from investing activities:
Distributions received from subsidiaries	31,300	26,398	35,525
Additions to property, plant and equipment	(550)	(218)	(75)
Change in restricted investments and bond collateral	(1,714)	(2,239)	(914)
Net proceeds from sale of investments	156	415	—

Net cash provided by investing activities	29,192	24,356	34,536

Cash flows from financing activities:
Change in book overdrafts	(111)	(291)	548
Borrowings of long-term debt	—	—	15,000
Debt issuance costs	(1,718)	—	(623)
Loans from (to) subsidiaries	(1,717)	14,818	(4,248)
Exercise of stock options	8	—	203

Net cash provided by (used in) financing activities	(3,538)	14,527	10,880

Net increase (decrease) in cash and cash equivalents	(484)	(201)	650
Cash and cash equivalents, beginning of year	755	956	306

Cash and cash equivalents, end of year	$271	$755	$956

EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File				Filed
Number	Exhibit Description	Form	Number	Exhibit		Filing Date	Herewith
3.1	Restated Certificate of Incorporation	S-1	333-117709	3.1		7/28/2004
3.2	Certificate of Correction to the Restated Certificate of Incorporation	8-K	001-11155	3.1		10/21/2004
3.3	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.1		9/07/2007
3.4	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.2		9/07/2007
3.5	Amended and Restated Bylaws	8-K	001-11155	3.1		4/11/2008
4.1	Certificate of Designation of Series A Convertible Exchangeable Preferred Stock	10-K	001-11155	3	(a)	3/15/1993
4.2	Indenture between Westmoreland Coal Company (WCC) and Fidelity Bank National Association relating to the Exchange Debentures	S-1	333-117709	4.2		7/28/2004
4.3	Form of Exchange Debenture	S-1	333-117709	4.3		7/28/2004
4.4	Deposit Agreement among WCC, First Chicago Trust Company of New York and the Holders	S-1	333-117709	4.4		7/28/2004
4.5	Common Stock certificate	S-2	33-1950	4	(c)	12/04/1985
4.6	Preferred Stock certificate	S-2	33-47872	4.6		5/13/1992
4.7	Form of Depository Receipt	S-1	333-117709	4.5		7/28/2004
4.8	Amended and Restated Rights Agreement, dated 2/07/2003, between WCC and EquiServe Trust Company	8-K	001-11155	4.1		02/07/2003
4.9	First Amendment to Amended and Restated Rights Agreement dated 5/02/ 2007, between WCC and Computershare Trust Company	8-A	001-11155	(l	)	05/04/2007
4.10	Second Amendment to Amended and Restated Rights Agreement dated March 4, 2008, between WCC and Computershare Trust Company	8-A	001-11155	(l	)	03/06/2008
4.11	Indenture, dated as of 2/04/2011, by and between Westmoreland Coal Company, Westmoreland Partners and Wells Fargo Bank, NA, as trustee and note collateral agent.	8-K	001-11155	4.1		02/10/2011
4.12	Form of 10.75% Senior Notes due 2018 (included as Exhibit A in Exhibit 4.11).	8-K	001-11155	4.2		02/10/2011
4.13	Registration Rights Agreement, dated 2/04/2011, among Westmoreland Coal Company and Westmoreland Partners and Gleacher & Company Securities, Inc., as initial purchaser	8-K	001-11155	4.3		02/10/2011
4.14	Pledge and Security Agreement dated as of 2/04/ 2011, by Westmoreland Coal Company and Westmoreland Partners in favor of Wells Fargo Bank, NA, as note collateral agent	8-K	001-11155	4.4		02/10/2011

		Incorporated by Reference
Exhibit			File				Filed
Number	Exhibit Description	Form	Number	Exhibit		Filing Date	Herewith

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.
Exhibits with asterisks indicate management contracts or compensatory plans or arrangements.

10.1*	Amended and Restated 2007 Equity Incentive Plan for Employees and Non-Employee Directors	10-Q	001-11155	10.1		11/05/2010
10.2*	Form of ISO Agreement	10-Q	001-11155	10.1		05/09/2008
10.3*	Form of NQSO Agreement for directors	10-Q	001-11155	10.2		05/09/2008
10.4*	Form of NQSO Agreement for persons other than directors	10-Q	001-11155	10.3		05/09/2008
10.5*	Form of Restricted Stock Agreement for directors with time-based vesting	10-K	001-11155	10.11		03/13/2009
10.6*	Form of Restricted Stock Agreement for directors	8-K	001-11155	10.1		08/09/2010
10.7*	Form of Restricted Stock Agreement for employees	8-K	001-11155	10.1		07/02/2009
10.8*	Form of Restricted Stock Unit Agreement	8-K	001-11155	10.2		08/09/2010
10.9*	Severance Policy	8-K	001-11155	10.2		06/23/2010
10.10*	Annual Incentive Plan/ Long-Term Incentive Plan Policy						X
10.11	Amended Coal Mining Lease between Westmoreland Resources, Inc. (WRI) and Crow Tribe dated 11/26/1974, as amended in 1982	10-Q	0-752	10	(a)	05/15/1992
10.12	Amendment to Amended Coal Mining Lease between the Crow Tribe and WRI dated 12/02/1994	10-K	001-11155	10.16		03/13/2009
10.13	Exploration and Option to Lease Agreement between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.17		05/08/2009
10.14	Crow Tribal Lands Coal Lease between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.51		05/08/2009
10.15	Master Agreement dated 1/04/1999, between WCC and the UMWA	8-K	001-11155	99.2		02/04/1999
10.16	Third Amendment and Restatement of the Power Purchase and Operating Agreement between Westmoreland-LG&E Partners and Virginia Electric and Power Company for ROVA I	10-Q	001-11155	10.2		11/06/2006
10.17	Second Amendment and Restatement of the Power Purchase and Operating Agreement between Westmoreland-LG&E Partners and Virginia Electric and Power Company for ROVA II	10-Q	001-11155	10.3		11/06/2006
10.18	Senior Secured Convertible Note Purchase Agreement dated 3/04/2008 among WCC and Tontine	8-K	001-11155	10.1		03/06/2008
10.19	Amendment to Senior Secured Convertible Note Purchase Agreement dated 1/05/2011	8-K	001-11155	99.1		01/14/2011

		Incorporated by Reference
Exhibit			File			Filed
Number	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith
10.20	Registration Rights Agreement dated 3/04/2008, among WCC and Tontine	8-K	001-11155	10.2	03/06/2008
10.21	Note Purchase Agreement dated 6/26/2008 among Westmoreland Mining LLC (WML) and institutional investors	8-K	001-11155	10.1	06/26/2008
10.22	Continuing Agreement of Guaranty and Suretyship dated 6/26/2008 from various WML subsidiaries	8-K	001-11155	10.2	06/26/2008
10.23	Security Agreement dated 6/26/2008 among WML and U.S. Bank NA	8-K	001-11155	10.3	06/26/2008
10.24	Pledge Agreement dated 6/26/2008 among WCC, WML and U.S. Bank NA, for the benefit of the noteholders	8-K	001-11155	10.4	06/26/2008
10.25	Amended and Restated Credit Agreement dated 6/26/2008 among WML and PNC Bank, NA	8-K	001-11155	10.5	06/26/2008
10.26	Amended and Restated Continuing Agreement of Guaranty dated 6/26/2008 from various WML subsidiaries in favor of PNC Bank, NA	8-K	001-11155	10.6	06/26/2008
10.27	Amended and Restated Security Agreement dated 6/26/2008 among WML and U.S. Bank NA	8-K	001-11155	10.7	06/26/2008
10.28	Amended and Restated Pledge Agreement dated 6/26/2008 among WCC, WML and U.S. Bank NA	8-K	001-11155	10.8	06/26/2008
10.29	Waiver and Consent	8-K	001-11155	10.1	10/09/2009
10.30	Waiver and Consent	8-K	001-11155	10.2	10/09/2009
10.31	Membership Interest Purchase Agreement among WRI, WRI Partners, Inc., Absaloka Coal, LLC and Feedstock Investments IV, LLC dated 10/16/2008	8-K	001-11155	10.1	10/21/2008
10.32	Form of Fixed Payment Note	8-K	001-11155	10.3	10/21/2008
10.33	Form of Contingent Payment Note	8-K	001-11155	10.4	10/21/2008
16.1	Letter of KPMG LLP dated March 16, 2009	8-K	001-11155	16.1	3/23/2009
21.1	Subsidiaries of WCC					X
23.1	Consent of Ernst & Young LLP					X
23.2	Consent of KPMG LLP					X
23.3	Consent of Norwest Corporation					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X