Form 10-Q
period 2011-03-31
WESTMORELAND COAL Co
filed 2011-05-09
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2011: 13,173,513 shares of common stock, $2.50 par value.

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$44,984	$5,775
Receivables:
Trade	49,776	50,578
Contractual third-party reclamation receivables	7,638	7,743
Other	3,620	4,545

	61,034	62,866

Inventories	26,180	23,571
Other current assets	5,461	5,335

Total current assets	137,659	97,547

Property, plant and equipment:
Land and mineral rights	83,893	83,824
Capitalized asset retirement cost	114,856	114,856
Plant and equipment	509,013	506,661

	707,762	705,341
Less accumulated depreciation, depletion and amortization	(299,381)	(288,386)

Net property, plant and equipment	408,381	416,955

Advanced coal royalties	3,532	3,695
Reclamation deposits	73,007	72,274
Restricted investments and bond collateral	55,701	55,384
Contractual third-party reclamation receivables, less current portion	88,514	87,739
Deferred income taxes	2,900	2,458
Intangible assets, net of accumulated amortization of $9.5 million and $9.1 million at March 31, 2011, and December 31, 2010, respectively	6,137	6,555
Other assets	12,156	7,699

Total Assets	$787,987	$750,306

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
(Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$17,673	$14,973
Accounts payable and accrued expenses:
Trade	44,354	46,247
Production taxes	28,467	26,317
Workers’ compensation	951	954
Postretirement medical benefits	13,581	13,581
SERP	304	304
Deferred revenue	10,594	10,209
Asset retirement obligations	15,235	14,514
Other current liabilities	7,524	6,241

Total current liabilities	138,683	133,340

Long-term debt, less current installments	276,689	208,731
Revolving lines of credit	—	18,400
Workers’ compensation, less current portion	9,360	9,424
Excess of pneumoconiosis benefit obligation over trust assets	2,726	2,246
Postretirement medical benefits, less current portion	196,726	197,279
Pension and SERP obligations, less current portion	19,683	20,462
Deferred revenue, less current portion	73,025	75,395
Asset retirement obligations, less current portion	227,117	227,129
Intangible liabilities, net of accumulated amortization $9.6 million at March 31, 2011, and $9.4 million at December 31, 2010, respectively	8,409	8,663
Other liabilities	9,496	11,592

Total liabilities	961,914	912,661

Shareholders’ deficit:
Preferred stock of $1.00 par value Authorized 5,000,000 shares; Issued and outstanding 160,129 shares at March 31, 2011, and December 31, 2010	160	160
Common stock of $2.50 par value Authorized 30,000,000 shares; Issued and outstanding 13,155,263 shares at March 31, 2011, and 11,160,798 shares at December 31, 2010	32,887	27,901
Other paid-in capital	120,748	98,466
Accumulated other comprehensive loss	(57,507)	(57,680)
Accumulated deficit	(264,632)	(226,740)

Total Westmoreland Coal Company shareholders’ deficit	(168,344)	(157,893)
Noncontrolling interest	(5,583)	(4,462)

Total deficit	(173,927)	(162,355)

Total Liabilities and Shareholders’ Deficit	$787,987	$750,306

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except
	per share data)
Revenues	$127,764	$126,439

Cost, expenses and other:
Cost of sales	97,510	97,677
Depreciation, depletion and amortization	11,245	11,392
Selling and administrative	9,305	9,976
Heritage health benefit expenses	3,778	3,915
Loss on sales of assets	83	71
Other operating income	(1,597)	(1,906)

	120,324	121,125

Operating income	7,440	5,314

Other income (expense):
Interest expense	(6,967)	(5,723)
Loss on extinguishment of debt	(17,030)	—
Interest income	382	410
Other loss	(3,017)	(3,836)

	(26,632)	(9,149)

Loss before income taxes	(19,192)	(3,835)
Income tax benefit from operations	(460)	(90)

Net loss	(18,732)	(3,745)
Less net loss attributable to noncontrolling interest	(1,121)	(890)

Net loss attributable to the Parent company	(17,611)	(2,855)
Less preferred stock dividend requirements	340	340

Net loss applicable to common shareholders	$(17,951)	$(3,195)

Net loss per share applicable to common shareholders:
Basic and diluted	$(1.45)	$(0.30)

Weighted average number of common shares outstanding:
Basic and diluted	12,369	10,521

Net loss (from above)	$(18,732)	$(3,745)
Other comprehensive loss:
Tax effect of other comprehensive income gains	(110)	—
Amortization of accumulated actuarial gains or losses and transition obligations, pension	385	228
Amortization of accumulated actuarial gains or losses transition obligations and prior service costs, postretirement medical benefits	(72)	(68)
Unrealized and realized gain on available-for-sale securities	(30)	(499)

Comprehensive loss	$(18,559)	$(4,084)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Deficit
Three Months Ended March 31, 2011
(Unaudited)

	Class A
	Convertible			Accumulated			Total
	Exchangeable			Other		Non-	Shareholders’
	Preferred	Common	Other Paid-	Compre-	Accumulated	controlling	Equity
	Stock	Stock	In Capital	hensive Loss	Deficit	Interest	(Deficit)
	(In thousands)
Balance at December 31, 2010 (160,129 preferred shares and 11,160,798 common shares outstanding)	$160	$27,901	$98,466	$(57,680)	$(226,740)	$(4,462)	$(162,355)

Preferred dividends paid	—	—	—	—	(20,281)	—	(20,281)

Common stock issued as compensation (104,019 shares)	—	260	1,393	—	—	—	1,653

Common stock options exercised (12,500 shares)	—	31	100	—	—	—	131

Conversion of convertible notes (1,877,946 shares)	—	4,695	20,789	—	—	—	25,484

Net loss	—	—	—	—	(17,611)	(1,121)	(18,732)

Tax effect of other comprehensive income gains	—	—	—	(110)	—	—	(110)
Amortization of accumulated actuarial gains or losses and transition obligations, pension	—	—	—	385	—	—	385
Amortization of accumulated actuarial gains or losses, transition obligations and prior service costs, postretirement medical benefits	—	—	—	(72)	—	—	(72)

Unrealized losses on available-for-sale securities	—	—	—	(30)	—	—	(30)

Balance at March 31, 2011 (160,129 preferred shares and 13,155,263 common shares outstanding)	$160	$32,887	$120,748	$(57,507)	$(264,632)	$(5,583)	$(173,927)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(18,732)	$(3,745)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	11,245	11,392
Accretion of asset retirement obligation and receivable	2,700	3,003
Amortization of intangible assets and liabilities, net	163	85
Non-cash tax benefits	(110)	—
Share-based compensation	1,653	1,363
Loss on sales of assets	83	71
Non-cash interest expense	—	388
Amortization of deferred financing costs	635	523
Loss on extinguishment of debt	17,030	—
Gain on impairment and sales of investment securities	—	(659)
Loss on derivative instruments	3,079	4,515
Changes in operating assets and liabilities:
Receivables, net	3,630	(3,866)
Inventories	(2,609)	(1,502)
Excess of pneumoconiosis benefit obligation over trust assets	480	347
Accounts payable and accrued expenses	2,009	3,770
Deferred revenue	(1,985)	617
Accrual for workers’ compensation	(67)	(51)
Asset retirement obligation	(2,661)	(1,875)
Accrual for postretirement medical benefits	(625)	(361)
Pension and SERP obligations	(394)	(39)
Other assets and liabilities	658	(680)

Net cash provided by operating activities	16,182	13,296

Cash flows from investing activities:
Additions to property, plant and equipment	(2,923)	(4,337)
Change in restricted investments and bond collateral and reclamation deposits	(1,080)	(592)
Net proceeds from sales of assets	22	379
Proceeds from the sale of investments	—	1,119
Receivable from customer for property and equipment purchases	(1,903)	(510)

Net cash used in investing activities	(5,884)	(3,941)

Cash flows from financing activities:
Change in book overdrafts	108	890
Borrowings from long-term debt, net of debt discount	142,500	—
Repayments of long-term debt	(60,391)	(8,112)
Borrowings on revolving lines of credit	50,700	28,400
Repayments of revolving lines of credit	(69,100)	(23,300)
Debt issuance and other refinancing costs	(14,756)	—
Preferred dividends paid	(20,281)	—
Exercise of stock options	131	8

Net cash provided by (used in) financing activities	28,911	(2,114)

Net increase in cash and cash equivalents	39,209	7,241
Cash and cash equivalents, beginning of period	5,775	10,519

Cash and cash equivalents, end of period	$44,984	$17,760

Non-cash transactions:
Capital leases	$—	$866
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company, or the Company, or Parent, and its subsidiaries and controlled entities. The Company’s current principal activities, all conducted within the United States, are the production and sale of coal from its mines in Montana, North Dakota and Texas, and the ownership of the Roanoke Valley power plants, or ROVA, in North Carolina. The Company’s activities are primarily conducted through wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
The Company’s Absaloka Mine is owned by its subsidiary Westmoreland Resources, Inc., or WRI. The right to mine coal at the Absaloka Mine has been subleased to an affiliated entity whose operations the Company controls. The Beulah, Jewett, Rosebud, and Savage Mines are owned through the Company’s subsidiary Westmoreland Mining LLC, or WML.
The Company is subject to two major debt arrangements: (1) $125.0 million senior secured notes at WML that are collaterized by all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC, and (2) $150.0 million senior secured notes (issued February 4, 2011) at the Parent level that are largely collaterized by the assets of the Parent, WRI and ROVA, referred to herein as the Parent Notes.
These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, or the 2010 Form 10-K. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in its 2010 Form 10-K. Most of the descriptions of the accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.
The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011.
2.	ACCOUNTING POLICIES
Newly Adopted Accounting Pronouncements
In January 2010, accounting guidance was issued regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This guidance requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. This guidance also requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 10 for applicable disclosures.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
3.	INVENTORIES
Inventories consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Coal stockpiles	$694	$678
Coal fuel inventories	3,808	1,936
Materials and supplies	22,258	21,538
Reserve for obsolete inventory	(580)	(581)

Total	$26,180	$23,571

4.	RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consists of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Coal Segment:
Westmoreland Mining — debt reserve account	$9,964	$7,514
Reclamation bond collateral:
Rosebud Mine	12,264	12,263
Absaloka Mine	10,974	10,956
Jewett Mine	3,001	3,001
Beulah Mine	1,270	1,270

Power Segment:
Letter of credit account	5,976	5,990
Debt protection account	—	905
Repairs and maintenance account	—	1,067
Ash reserve account	—	602

Corporate Segment:
Workers’ compensation bonds	6,390	6,350
Postretirement medical benefit bonds	5,862	5,466

Total restricted investments and bond collateral	$55,701	$55,384

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at March 31, 2011 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$42,606	$42,606
Time deposits	7,679	7,679
Held-to-maturity securities	2,544	2,853
Available-for-sale securities	2,872	2,872

	$55,701	$56,010

Following the Parent Notes offering in February 2011, discussed in Note 5, ROVA is no longer required to maintain its debt protection accounts, ash reserve account or the repairs and maintenance account.
Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral
The amortized cost, gross unrealized holding gains and fair value of held-to-maturity securities at March 31, 2011, is as follows (in thousands):

Amortized cost	$2,544
Gross unrealized holding gains	309

Fair value	$2,853

Maturities of held-to-maturity securities are as follows at March 31, 2011:

	Amortized Cost	Fair Value
	(In thousands)
Due in five years or less	$659	$730
Due after five years to ten years	772	857
Due in more than ten years	1,113	1,266

	$2,544	$2,853

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at March 31, 2011, is as follows (in thousands):

Cost basis	$2,566
Gross unrealized holding gains	306

Fair value	$2,872

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
5.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Company’s lines of credit and long-term debt consist of the following:

	Total Debt Outstanding
	March 31,	December 31,
	2011	2010
	(In thousands)
Corporate:
Senior secured notes	$150,000	$—
Convertible notes	—	18,495
Debt discount	(7,383)	(4,823)
Westmoreland Mining, LLC:
Revolving line of credit	—	1,500
Term debt	125,000	125,000
Capital lease obligations	17,184	18,407
Other term debt	2,368	2,556
Westmoreland Resources, Inc.:
Revolving line of credit	—	16,900
Term debt	—	9,600
Capital lease obligations	7,193	7,821
ROVA:
Term debt	—	46,220
Debt premiums	—	428

Total debt outstanding	294,362	242,104
Less current portion	(17,673)	(14,973)

Total debt outstanding, less current portion	$276,689	$227,131

The following table presents aggregate contractual debt maturities of all long-term debt and the lines of credit at March 31, 2011 (in thousands):

Remainder of 2011	$12,934
2012	21,512
2013	24,815
2014	22,565
2015	21,910
Thereafter	198,009

Total	301,745
Less: debt discount	(7,383)

Total debt	$294,362

Corporate
On February 4, 2011 through a private placement offering, the Company issued $150.0 million of Parent Notes, which are senior secured notes. The Company’s subsidiary, Westmoreland Partners, was a co-issuer of the notes. The Parent Notes were issued at a 5% discount, mature February 18, 2018, and bear a fixed interest rate of 10.750%, payable semi-annually, in arrears, on February 1 and August 1 of each year beginning August 1, 2011. Substantially all of the assets of the Parent, ROVA and WRI constitute collateral for the Parent Notes as to which the holders of these notes have a first priority lien. Under the indenture governing the Parent Notes, the Company is required to offer a portion of its Excess Cash Flow (as defined by the indenture) for each fiscal year to purchase some of these notes at 100% of the principal amount.
As a result of this offering, the Company recorded a $17.0 million loss on extinguishment of debt in the three months ended March 31, 2011. The loss included a $9.1 million make-whole payment for ROVA’s debt and $7.9 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs and convertible debt conversion expense.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The indenture governing the Parent Notes contains, among other provisions, events of default and various affirmative and negative covenants. As of March 31, 2011, the Company was in compliance with all covenants.
Westmoreland Mining LLC
WML has outstanding $125.0 million in term debt as of March 31, 2011 and is party to a revolving credit facility with a maximum availability of $25.0 million. In the three months ended March 31, 2011, WML repaid $1.4 million of its capital lease obligations and other term debt. The weighted average interest rate for WML’s capital leases and other term debt was 7.99% and 6.19%, respectively, at March 31, 2011.
The available balance on the $25.0 million revolving line of credit at March 31, 2011 was $23.1 million. The revolving line of credit supports a $1.9 million letter of credit, which reduces the available balance. The interest rate on the revolving line of credit was 3.75% at March 31, 2011.
WML’s lending arrangements contain, among other provisions, events of default and various affirmative and negative covenants. As of March 31, 2011, WML was in compliance with all covenants.
Westmoreland Resources, Inc.
In February 2011, proceeds from the Parent Note offering were used to pay off the outstanding balance of WRI’s term debt and revolving line of credit. In addition, WRI’s revolving line of credit was terminated in February 2011.
In the three months ended March 31, 2011, WRI repaid $0.6 million of its capital lease obligations. WRI did not enter into any capital lease or other debt agreements during the three months ended March 31, 2011. The weighted average interest rate for WRI’s capital leases was 6.68% at March 31, 2011.
ROVA
In February 2011, proceeds from the Parent Note offering were used to repay all of ROVA’s outstanding fixed rate term debt. In addition, ROVA’s revolving line of credit was terminated in February 2011.
Convertible Debt
In February 2011, the outstanding balance of the Company’s convertible notes was eliminated, with $2.5 million paid to retire a portion of the convertible notes and the remainder of the notes being converted into 1,877,946 shares of Company common stock at a conversion price of $8.50 per share.
6.	PENSION AND POSTRETIREMENT MEDICAL BENEFITS
Pension
The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements. The Company froze its pension plan for non-union employees in 2009.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$153	$196
Interest cost	1,120	1,606
Expected return on plan assets	(1,106)	(1,299)
Amortization of deferred items	385	228

Total net periodic benefit cost	$552	$731

The Company is required by a WML loan covenant to ensure that by 8.5 months after the end of the plan year, the value of its pension assets are at least 90% of the plan’s year end actuarially determined pension liability.
The Company contributed $0.9 million in cash to its retirement plans in the three months ended March 31, 2011. The Company expects to make approximately $9.3 million of pension plan contributions during the remainder of 2011.
Postretirement Medical Benefits
The Company provides postretirement medical benefits to retired employees and their dependents as mandated by the Coal Industry Retiree Health Benefit Act of 1992 and pursuant to collective bargaining agreements. The Company also provides these benefits to qualified full-time employees pursuant to collective bargaining agreements.
The Company incurred net periodic benefit costs of providing postretirement medical benefits as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$123	$141
Interest cost	2,627	2,752
Amortization of deferred items	(72)	(68)

Total net periodic benefit cost	$2,678	$2,825

The following table shows the net periodic medical benefit costs that relate to current operations and former mining operations:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Former mining operations	$2,314	$2,518
Current operations	364	307

Total net periodic benefit cost	$2,678	$2,825

The costs for the former mining operations are included in Heritage health benefit expenses and the costs for current operations are included as operating expenses.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The Company expects to pay approximately $10.3 million for postretirement medical benefits during the remainder of 2011, net of Medicare Part D reimbursements. A total of $3.3 million was paid in the three months ended March 31, 2011, net of Medicare Part D reimbursements.
7.	HERITAGE HEALTH BENEFIT EXPENSES
The caption Heritage health benefit expenses used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Health care benefits	$2,454	$2,676
Combined benefit fund payments	686	756
Workers’ compensation benefits	158	136
Black lung benefits	480	347

Total	$3,778	$3,915

8.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLES, AND RECLAMATION DEPOSITS
The asset retirement obligations, contractual third-party reclamation receivables, and reclamation deposits for each of the Company’s mines and ROVA at March 31, 2011 are summarized below:

		Contractual Third-
	Asset Retirement	Party Reclamation	Reclamation
	Obligations	Receivables	Deposits
	(In thousands)
Rosebud	$107,247	$14,797	$73,007
Jewett	80,816	80,816	—
Absaloka	32,437	539	—
Beulah	18,390	—	—
Savage	2,733	—	—
ROVA	729	—	—

Total	$242,352	$96,152	$73,007

Asset Retirement Obligations
Changes in the Company’s asset retirement obligations were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Asset retirement obligations, beginning of period	$241,643	$244,615
Accretion	5,019	4,792
Liabilities settled	(4,310)	(3,906)

Asset retirement obligations, end of period	242,352	245,501
Less current portion	(15,235)	(16,675)

Asset retirement obligations, less current portion	$227,117	$228,826

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Contractual Third-Party Reclamation Receivables
The Company has recognized an asset of $96.2 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.
Reclamation Deposits
The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at March 31, 2011 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$36,146	$36,146
Held-to-maturity securities	18,767	20,036
Time deposits	15,903	15,903
Available-for-sale securities	2,191	2,191

	$73,007	$74,276

Held-to-maturity and Available-for-sale Reclamation Deposits
The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at March 31, 2011 are as follows (in thousands):

Amortized cost	$18,767
Gross unrealized holding gains	1,341
Gross unrealized holding losses	(72)

Fair value	$20,036

Maturities of held-to-maturity securities at March 31, 2011 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in five years or less	$7,529	$7,854
Due after five years to ten years	4,067	4,177
Due in more than ten years	7,171	8,005

	$18,767	$20,036

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at March 31, 2011 are as follows (in thousands):

Cost basis	$2,000
Gross unrealized holding gains	191

Fair value	$2,191

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
9.	DERIVATIVE INSTRUMENTS
Derivative Liabilities
The Company evaluates all of its financial instruments to determine if such instruments are derivatives, derivatives that qualify for the normal purchase normal sale exception, or contain features that qualify as embedded derivatives. All derivative financial instruments, except for derivatives that qualify for the normal purchase normal sale exception, are recognized on the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or in other comprehensive income if they qualify for cash flow hedge accounting.
The Company’s convertible notes were retired on February 4, 2011. The fair value of the conversion feature in the Company’s convertible debt instrument was determined using the following assumptions at February 4, 2011:

Stock Price	Bond Yield
$13.57	4.55%
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying Consolidated Balance Sheet was as follows:

	Balance Sheet	March 31,	December 31,
Derivative Instruments	Location	2011	2010
		(In thousands)
Convertible debt — conversion feature	Other liabilities	$—	$3,588
The effect of derivative instruments not designated as hedging instruments on the accompanying Consolidated Statements of Operations was as follows:

		Three Months Ended
	Statement of	March 31,
Derivative Instruments	Operations Location	2011	2010
		(In thousands)
Convertible debt — conversion feature	Other income (loss)	$(3,079)	$(4,521)
Warrant	Other income (loss)	—	6
10.	FAIR VALUE MEASUREMENTS
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The table below sets forth, by level, the Company’s financial assets that are accounted for at fair value:

Fair Value at
March 31, 2011
Level 1
(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$2,872
Available-for-sale investments included in Reclamation deposits	2,191

Total assets	$5,063

The following table summarizes the change in the fair values of the derivative instrument liabilities categorized as Level 3:

Three Months Ended
March 31, 2011
(In thousands)
Beginning balance	$3,588
Change in fair value	3,079
Settlements	(6,667)

Ending balance	$—

The Company calculates the fair value of its debt by using discount rate estimates based on interest rates as of March 31, 2011. The estimated fair values of the Company’s debt with fixed interest rates, excluding conversion feature values, are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2010	$185,320	$196,483
March 31, 2011	$267,617	$278,465
11.	SHAREHOLDERS’ EQUITY
Preferred Stock
The Company has outstanding Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. In February 2011, the Company paid $19.9 million of dividends that had accumulated as of January 1, 2011.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
12.	RESTRICTED STOCK UNITS, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (SARs)
The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Recognition of fair value of restricted stock units, stock options, and stock appreciation rights over vesting period; and issuance of common stock	$569	$225
Contributions of stock to the Company’s 401(k) plan	1,084	1,138

Total share-based compensation expense	$1,653	$1,363

Restricted Stock Units
A summary of restricted stock unit activity for the three months ended March 31, 2011 is as follows:

			Unamortized
		Weighted Average	Compensation
		Grant-Date Fair	Expense
	Units	Value	(In thousands)
Non-vested at December 31, 2010	192,697	$8.13
Non-vested at March 31, 2011	192,697	$8.13	$1,118	(1)

[1]	Expected to be recognized over the next two years.
In April 2011, 172,081 restricted stock units were granted, of which 86,052 units will vest ratably over a three-year period. The remaining 86,029 units are performance-based, which will vest and pay out at the end of a three-year period if performance goals are met.
Stock Options
Information with respect to stock option activity for the three months ended March 31, 2011 is as follows:

			Weighted
			Average
			Remaining	Aggregate	Unamortized
		Weighted	Contractual	Intrinsic	Compensation
	Stock	Average	Life	Value	Expense
	Options	Exercise Price	(in years)	(In thousands)	(In thousands)
Outstanding at December 31, 2010	318,590	$18.99
Exercised	(12,500)	$10.48		$49
Expired or forfeited	(20,000)	$12.04

Outstanding at March 31, 2011	286,090	$19.86	4.5	$17

Options exercisable at March 31, 2011	241,334	$19.57	4.0	$17	$131	(1)

[1]	Expected to be recognized over the next three months.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Stock Appreciation Rights
Information with respect to stock appreciation rights, or SARs, activity for the three months ended March 31, 2011 is as follows:

			Weighted
			Average
			Remaining	Aggregate	Unamortized
		Weighted	Contractual	Intrinsic	Compensation
		Average	Life	Value	Expense
	SARs	Base Price	(in years)	(In thousands)	(In thousands)
Outstanding at December 31, 2010	118,934	$22.13
Outstanding and exercisable at March 31, 2011	118,934	$22.13	4.2	$—	$—

13.	EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, restricted stock units and warrants. No such items were included in the computation of diluted loss per share in the three months ended March 31, 2011 and March 31, 2010 because the Company incurred a loss from operations in each of these periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of shares that were excluded from the calculation of diluted income (loss) per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Convertible notes and securities	1,094	2,859
Restricted stock units, stock options, SARs, and warrant shares	598	776

Total shares excluded from diluted shares calculation	1,692	3,635

14.	BUSINESS SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income.
The Company’s operations are classified into four segments: coal, power, heritage and corporate.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Summarized financial information by segment is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended March 31, 2011
Revenues	$104,136	$23,628	$—	$—	$127,764
Depreciation, depletion, and amortization	8,613	2,553	—	79	11,245
Operating income (loss)	8,819	4,619	(4,170)	(1,828)	7,440
Total assets	516,725	206,894	12,541	51,827	787,987
Capital expenditures	2,688	227	—	8	2,923
Three Months Ended March 31, 2010
Revenues	$103,550	$22,889	$—	$—	$126,439
Depreciation, depletion, and amortization	8,757	2,536	—	99	11,392
Operating income (loss)	7,352	4,172	(4,255)	(1,955)	5,314
Total assets	538,886	220,127	11,247	8,258	778,518
Capital expenditures	3,829	68	—	440	4,337
A reconciliation of segment operating income to loss before income taxes follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Operating income	$7,440	$5,314
Interest expense	(6,967)	(5,723)
Loss on extinguishment of debt	(17,030)	—
Interest income	382	410
Other loss	(3,017)	(3,836)

Loss before income taxes	$(19,192)	$(3,835)

15.	CONTINGENCIES
The Company is a party to claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. After conferring with counsel, it is the opinion of management that the ultimate resolution of pending claims will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.
16.	SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
Pursuant to the indenture governing the Parent Notes, certain wholly owned subsidiaries of the Company have fully and unconditionally guaranteed the notes on a joint and several basis. The following tables present unaudited consolidating financial information for (i) the issuer of the notes (Westmoreland Coal Company), (ii) the co-issuer of the notes (Westmoreland Partners), (iii) the guarantors under the notes, and (iv) the entities which are not guarantors under the notes:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
CONSOLIDATING BALANCE SHEETS
March 31, 2011
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
Assets	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Current assets:
Cash and cash equivalents	$36,770	$3,715	$161	$4,338	$—	$44,984
Receivables:
Trade	—	13,880	9	35,887	—	49,776
Contractual third-party reclamation receivables	—	—	127	7,511	—	7,638
Intercompany receivable/payable	(20,135)	—	10,050	(23,504)	33,589	—
Other	161	221	8,973	109	(5,844)	3,620

	(19,974)	14,101	19,159	20,003	27,745	61,034
Inventories	—	3,808	4,209	18,163	—	26,180
Other current assets	745	423	554	3,739	—	5,461

Total current assets	17,541	22,047	24,083	46,243	27,745	137,659

Property, plant and equipment:
Land and mineral rights	—	1,156	17,806	64,931	—	83,893
Capitalized asset retirement cost	—	239	20,463	94,154	—	114,856
Plant and equipment	2,619	216,391	117,447	172,556	—	509,013

	2,619	217,786	155,716	331,641	—	707,762
Less accumulated depreciation, depletion and amortization	(2,066)	(44,709)	(84,290)	(168,316)	—	(299,381)

Net property, plant and equipment	553	173,077	71,426	163,325	—	408,381
Advanced coal royalties	—	—	848	2,684	—	3,532
Reclamation deposits	—	—	—	73,007	—	73,007
Restricted investments and bond collateral	12,251	5,976	10,975	26,499	—	55,701
Contractual third-party reclamation receivables, less current portion	—	—	412	88,102	—	88,514
Deferred income taxes	—	—	—	—	2,900	2,900
Intangible assets	—	5,793	—	344	—	6,137
Investment in subsidiaries	157,792	—	(717)	3,770	(160,845)	—
Other assets	7,385	—	1,387	3,384	—	12,156

Total assets	$195,522	$206,893	$108,414	$407,358	$(130,200)	$787,987

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
CONSOLIDATING BALANCE SHEETS
March 31, 2011
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
Liabilities and Stockholders’ Deficit	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Current liabilities
Current installments of long-term debt	$(735)	$—	$2,296	$16,112	$—	$17,673
Accounts payable and accrued expenses:
Trade	2,688	9,733	3,067	35,015	(6,149)	44,354
Production taxes	—	334	1,354	26,779	—	28,467
Workers’ compensation	951	—	—	—	—	951
Postretirement medical benefits	12,198	—	—	1,383	—	13,581
SERP	304	—	—	—	—	304
Deferred revenue	—	8,689	37	1,868	—	10,594
Asset retirement obligations	—	—	3,184	12,051	—	15,235
Other current liabilities	2,571	—	2,000	2,925	28	7,524

Total current liabilities	17,977	18,756	11,938	96,133	(6,121)	138,683

Long-term debt, less current installments	143,352	—	4,897	128,440	—	276,689
Workers’ compensation, less current portion	9,360	—	—	—	—	9,360
Excess of pneumoconiosis benefit obligation over trust assets	2,726	—	—	—	—	2,726
Postretirement medical benefits, less current portion	168,953	—	—	27,773	—	196,726
Pension and SERP obligations, less current portion	15,709	150	—	3,824	—	19,683
Deferred revenue, less current portion	—	65,050	—	7,975	—	73,025
Asset retirement obligations, less current portion	—	728	29,253	197,136	—	227,117
Intangible liabilities	—	8,409	—	—	—	8,409
Other liabilities	473	—	4,518	1,435	3,070	9,496
Intercompany receivable/payable	10,899	—	6,878	28,507	(46,284)	—

Total liabilities	369,449	93,093	57,484	491,223	(49,335)	961,914

Shareholders’ Deficit
Preferred stock	160	—	—	—	—	160
Common stock	32,887	5	110	132	(247)	32,887
Other paid-in capital	120,748	52,699	16,583	52,717	(121,999)	120,748
Accumulated other comprehensive loss	(57,507)	(200)	94	(14,113)	14,219	(57,507)
Accumulated deficit	(264,632)	61,296	34,143	(122,601)	27,162	(264,632)

Total Westmoreland Coal Company shareholders’ deficit	(168,344)	113,800	50,930	(83,865)	(80,865)	(168,344)
Noncontrolling interest	(5,583)	—	—	—	—	(5,583)

Total deficit	(173,927)	113,800	50,930	(83,865)	(80,865)	(173,927)

Total liabilities and stockholders’ deficit	$195,522	$206,893	$108,414	$407,358	$(130,200)	$787,987

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
CONSOLIDATING BALANCE SHEETS
December 31, 2010
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
Assets	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Current assets:
Cash and cash equivalents	$271	$880	$—	$4,624	$—	$5,775
Receivables:
Trade	—	14,148	65	36,365	—	50,578
Contractual third-party reclamation receivables	—	—	135	7,608	—	7,743
Intercompany receivable/payable	—	—	10,193	(21,544)	11,351	—
Other	66	198	4,917	1,530	(2,166)	4,545

	66	14,346	15,310	23,959	9,185	62,866
Inventories	—	1,935	4,624	17,012	—	23,571
Other current assets	796	224	469	3,944	(98)	5,335

Total current assets	1,133	17,385	20,403	49,539	9,087	97,547

Property, plant and equipment:
Land and mineral rights	—	1,156	17,806	64,862	—	83,824
Capitalized asset retirement cost	—	239	20,463	94,154	—	114,856
Plant and equipment	2,611	215,851	117,360	170,839	—	506,661

	2,611	217,246	155,629	329,855	—	705,341
Less accumulated depreciation, depletion and amortization	(1,987)	(42,156)	(82,239)	(162,004)	—	(288,386)

Net property, plant and equipment	624	175,090	73,390	167,851	—	416,955
Advanced coal royalties	—	—	998	2,697	—	3,695
Reclamation deposits	—	—	—	72,274	—	72,274
Restricted investments and bond collateral	11,816	8,563	10,956	24,049	—	55,384
Contractual third-party reclamation receivables	—	—	390	87,349	—	87,739
Deferred income taxes	—	—	—	—	2,458	2,458
Intangible assets	—	6,203	—	352	—	6,555
Investment in subsidiaries	115,612	—	(717)	3,770	(118,665)	—
Other assets	2,060	401	1,683	3,555	—	7,699

Total assets	$131,245	$207,642	$107,103	$411,436	$(107,120)	$750,306

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
CONSOLIDATING BALANCE SHEETS
December 31, 2010
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
Liabilities and Stockholders’ Deficit	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Current liabilities
Current installments of long-term debt	$—	$—	$2,255	$12,718	$—	$14,973
Accounts payable and accrued expenses:
Trade	5,187	8,549	3,283	31,709	(2,481)	46,247
Production taxes	—	2	1,084	25,231	—	26,317
Workers’ compensation	954	—	—	—	—	954
Postretirement medical benefits	12,198	—	—	1,383	—	13,581
SERP	304	—	—	—	—	304
Deferred revenue	—	8,805	349	1,055	—	10,209
Asset retirement obligations	—	—	3,371	11,143	—	14,514
Other current liabilities	249	782	3,138	2,164	(92)	6,241

Total current liabilities	18,892	18,138	13,480	85,403	(2,573)	133,340

Long-term debt, less current installments	13,671	46,648	15,166	133,246	—	208,731
Revolving lines of credit, less current portion	—	—	16,900	1,500	—	18,400
Workers’ compensation, less current portion	9,424	—	—	—	—	9,424
Excess of pneumoconiosis benefit obligation over trust assets	2,246	—	—	—	—	2,246
Postretirement medical benefits, less current portion	169,677	—	—	27,602	—	197,279
Pension and SERP obligations, less current portion	16,105	154	—	4,203	—	20,462
Deferred revenue, less current portion	—	67,308	—	8,087	—	75,395
Asset retirement obligations, less current portion	—	715	28,967	197,447	—	227,129
Intangible liabilities	—	8,663	—	—	—	8,663
Other liabilities	4,153	—	3,149	1,409	2,881	11,592
Intercompany receivable/payable	59,432	—	(19,590)	26,424	(66,266)	—

Total liabilities	293,600	141,626	58,072	485,321	(65,958)	912,661

Shareholders’ Deficit
Preferred stock	160	—	—	—	—	160
Common stock	27,901	5	110	132	(247)	27,901
Other paid-in capital	98,466	30	16,036	53,264	(69,330)	98,466
Accumulated other comprehensive income	(57,680)	(203)	120	(14,353)	14,436	(57,680)
Accumulated earnings (deficit)	(226,740)	66,184	32,765	(112,928)	13,979	(226,740)

Total Westmoreland Coal Company shareholders’ deficit	(157,893)	66,016	49,031	(73,885)	(41,162)	(157,893)
Noncontrolling interest	(4,462)	—	—	—	—	(4,462)

Total equity (deficit)	(162,355)	66,016	49,031	(73,885)	(41,162)	(162,355)

Total liabilities and stockholders’ deficit	$131,245	$207,642	$107,103	$411,436	$(107,120)	$750,306

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$23,628	$14,824	$103,197	$(13,885)	$127,764

Costs, expenses:
Cost of sales	—	15,559	11,152	84,684	(13,885)	97,510
Depreciation, depletion and amortization	79	2,553	2,051	6,562	—	11,245
Selling and administrative	2,379	897	1,008	5,021	—	9,305
Heritage health benefit expenses	3,576	—	—	202	—	3,778
Loss on sales of assets	—	—	—	83	—	83
Other operating income	—	—	(1,597)	—	—	(1,597)

	6,034	19,009	12,614	96,552	(13,885)	120,324

Operating income (loss)	(6,034)	4,619	2,210	6,645	—	7,440
Other income (expense):
Interest expense	(3,073)	(428)	(301)	(3,184)	19	(6,967)
Loss on extinguishment of debt	(7,873)	(9,073)	(84)	—	—	(17,030)
Interest income	60	6	68	267	(19)	382
Other income (loss)	(3,079)	—	33	29	—	(3,017)

	(13,965)	(9,495)	(284)	(2,888)	—	(26,632)

Income (loss) from operations before income taxes	(19,999)	(4,876)	1,926	3,757	—	(19,192)
Equity in income of subsidiaries	(1,104)	—	—	—	1,104	—

	(18,895)	(4,876)	1,926	3,757	(1,104)	(19,192)
Income tax (benefit) expense from operations	(163)	—	547	1,566	(2,410)	(460)

Net income (loss)	(18,732)	(4,876)	1,379	2,191	1,306	(18,732)
Less net income attributable to noncontrolling interest	(1,121)	—	—	—	—	(1,121)

Net income (loss) attributable to the Parent company	$(17,611)	$(4,876)	$1,379	$2,191	$1,306	$(17,611)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$(33)	$22,889	$12,721	$103,253	$(12,391)	$126,439

Costs, expenses:
Cost of sales	—	15,045	11,637	83,419	(12,424)	97,677
Depreciation, depletion and amortization	99	2,537	1,921	6,835	—	11,392
Selling and administrative	2,356	1,136	1,115	5,369	—	9,976
Heritage health benefit expenses	3,681	—	—	234	—	3,915
Loss on sales of assets	—	—	—	71	—	71
Other operating income	—	—	(1,906)	—	—	(1,906)

	6,136	18,718	12,767	95,928	(12,424)	121,125

Operating income (loss)	(6,169)	4,171	(46)	7,325	33	5,314
Other income (expense):
Interest expense	(724)	(1,218)	(641)	(3,140)	—	(5,723)
Interest income	53	18	(133)	477	(5)	410
Other income (loss)	(4,424)	5	—	583	—	(3,836)

	(5,095)	(1,195)	(774)	(2,080)	(5)	(9,149)

Income (loss) from operations before income taxes	(11,264)	2,976	(820)	5,245	28	(3,835)
Equity in income of subsidiaries	(8,408)	—	—	—	8,408	—

	(2,856)	2,976	(820)	5,245	(8,380)	(3,835)
Income tax (benefit) expense from operations	—	32	(246)	2,737	(2,613)	(90)

Net income (loss)	(2,856)	2,944	(574)	2,508	(5,767)	(3,745)
Less net income attributable to noncontrolling interest	—	—	—	—	(890)	(890)

Net income (loss) attributable to the Parent company	$(2,856)	$2,944	$(574)	$2,508	$(4,877)	$(2,855)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
Statements of Cash Flows	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(18,732)	$(4,875)	$1,378	$2,192	$1,305	$(18,732)
Adjustments to reconcile net loss to net cash provided by operation activities:
Equity in income of subsidiaries	(1,104)	—	—	—	1,104	—
Depreciation, depletion, and amortization	79	2,553	2,051	6,562	—	11,245
Accretion of asset retirement obligation and receivable	—	14	758	1,928	—	2,700
Amortization of intangible assets and liabilities, net	—	155	—	8	—	163
Non-cash tax benefits	—	—	—	—	(110)	(110)
Share-based compensation	1,653	—	—	—	—	1,653
Loss on sale of assets	—	—	—	83	—	83
Amortization of deferred financing costs	377	(21)	109	170	—	635
Loss on extinguishment of debt	7,873	9,073	84	—	—	17,030
Gain (loss) on derivative	3,079	—	—	—	—	3,079
Changes in operating assets and liabilities:
Receivables, net	(95)	245	(4,001)	3,803	3,678	3,630
Inventories	—	(1,873)	415	(1,151)	—	(2,609)
Excess of pneumoconiosis benefit obligation over trust assets	480	—	—	—	—	480
Accounts payable and accrued expenses	(2,499)	533	(147)	7,791	(3,669)	2,009
Deferred revenue	—	(2,374)	(312)	701	—	(1,985)
Accrual for workers’ compensation	(67)	—	—	—	—	(67)
Asset retirement obligations	—	—	(673)	(1,988)	—	(2,661)
Accrual for postretirement medical benefits	(870)	—	—	245	—	(625)
Pension and SERP obligations	(193)	—	—	(201)	—	(394)
Other assets and liabilities	2,425	(314)	1,202	(2,425)	(230)	658

Net cash provided by (used in) operating activities	(7,594)	3,116	864	17,718	2,078	16,182

Cash flows from investing activities:
Distributions received by subsidiaries	11,700	—	—	—	(11,700)	—
Additions to property, plant and equipment	(8)	(227)	(112)	(2,576)	—	(2,923)
Change in restricted investments and bond collateral and reclamation deposits	(440)	2,587	(45)	(3,182)	—	(1,080)
Net proceeds from sales of assets	—	—	—	22	—	22
Receivable from customer for property and equipment purchases	—	—	—	(1,903)	—	(1,903)

Net cash provided by (used in) investing activities	11,252	2,360	(157)	(7,639)	(11,700)	(5,884)

Cash flows from financing activities:
Bank overdrafts	(146)	—	(674)	928	—	108
Borrowings of long-term debt, net of debt discount	142,500	—	—	—	—	142,500
Repayments of long-term debt	(2,532)	(46,220)	(10,230)	(1,409)	—	(60,391)
Borrowings on revolving lines of credit	—	1,500	12,200	37,000	—	50,700
Repayments on revolving lines of credit	—	(1,500)	(29,100)	(38,500)	—	(69,100)
Debt issuance and other refinancing costs	(5,779)	(9,077)	100	—	—	(14,756)
Dividends/distributions	(20,281)	—	—	(11,700)	11,700	(20,281)
Exercise of stock options	131	—	—	—	—	131
Transactions with Parent/affiliates	(81,051)	52,656	27,158	3,315	(2,078)	—

Net cash provided by (used in) financing activities	32,842	(2,641)	(546)	(10,366)	9,622	28,911

Net increase (decrease) in cash and cash equivalents	36,500	2,835	161	(287)	—	39,209
Cash and cash equivalents, beginning of year	271	880	—	4,624	—	5,775

Cash and cash equivalents, end of year	$36,771	$3,715	$161	$4,337	$—	44,984

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
Statements of Cash Flows	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(11,264)	$2,943	$(573)	$2,507	$2,642	$(3,745)
Adjustments to reconcile net income (loss) to net cash provided by operation activities:
Equity in income of subsidiaries	(8,408)	—	—	—	8,408	—
Depreciation, depletion, and amortization	99	2,537	1,921	6,835	—	11,392
Accretion of asset retirement obligation and receivable	—	13	752	2,238	—	3,003
Amortization of intangible assets and liabilities, net	—	155	—	(70)	—	85
Share-based compensation	1,363	—	—	—	—	1,363
Loss on sale of assets	—	—	—	71	—	71
Non-cash interest expense	388	—	—	—	—	388
Amortization of deferred financing costs	335	(86)	125	149	—	523
Gain on impairments and sales of investment securities	(97)	—	—	(562)	—	(659)
Gain (loss) on derivative	4,521	(6)	—	—	—	4,515
Changes in operating assets and liabilities:
Receivables, net	359	(432)	(2,540)	(2,609)	1,356	(3,866)
Inventories	—	(1,363)	116	(255)	—	(1,502)
Excess of pneumoconiosis benefit obligation over trust assets	347	—	—	—	—	347
Accounts payable and accrued expenses	(322)	3,069	134	2,597	(1,708)	3,770
Deferred revenue	—	(572)	—	1,189	—	617
Accrual for workers’ compensation	(51)	—	—	—	—	(51)
Asset retirement obligations	—	—	(188)	(1,687)	—	(1,875)
Accrual for postretirement medical benefits	(522)	—	—	161	—	(361)
Pension and SERP obligations	280	1	—	(320)	—	(39)
Other assets and liabilities	(634)	(187)	680	(417)	(122)	(680)

Net cash provided by (used in) operating activities	(13,606)	6,072	427	9,827	10,576	13,296

Cash flows from investing activities:
Distributions received by subsidiaries	8,100	—	—	—	(8,100)	—
Additions to property, plant and equipment	(440)	(68)	(635)	(3,194)	—	(4,337)
Change in restricted investments and bond collateral and reclamation deposits	(579)	1,691	131	(1,835)	—	(592)
Net proceeds from sales of assets	—	—	—	379	—	379
Proceeds from the sale of investments	156	—	—	963	—	1,119
Receivable from customer for property and equipment purchases	—	—	—	(510)	—	(510)

Net cash provided by (used in) investing activities	7,237	1,623	(504)	(4,197)	(8,100)	(3,941)

Cash flows from financing activities:
Bank overdrafts	(76)	—	(14)	980	—	890
Borrowings of long-term debt	—	—	—	—	—	—
Repayments of long-term debt	—	(5,405)	(1,118)	(1,589)	—	(8,112)
Borrowings on revolving lines of credit	—	3,800	20,100	4,500	—	28,400
Repayments on revolving lines of credit	—	—	(18,800)	(4,500)	—	(23,300)
Debt issuance costs	—	—	—	—	—	—
Exercise of stock options	8	—	—	—	—	8
Dividends/distributions	—	—	—	(8,100)	8,100	—
Transactions with Parent/affiliates	6,186	(163)	(75)	4,628	(10,576)	—

Net cash provided by (used in) financing activities	6,118	(1,768)	93	(4,081)	(2,476)	(2,114)

Net increase (decrease) in cash and cash equivalents	(251)	5,927	16	1,549	—	7,241
Cash and cash equivalents, beginning of year	755	138	—	9,626	—	10,519

Cash and cash equivalents, end of year	$504	$6,065	$16	$11,175	$—	17,760

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but not limited to, statements we make about our expectation that coal tons delivered over the remainder of 2011 may decrease as a result of favorable hydropower conditions, the expectation that our cash flows from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the next several years, our intended use of the net proceeds remaining from the Parent Notes offering for general corporate purposes including the possible acquisition of new reserves, and our expectation that distributions from ROVA and WRI will comprise a significant source of liquidity for us.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include political, economic, business, competitive, market, weather and regulatory conditions and the following:
•	changes in our postretirement medical benefit and pension obligations and the impact of recently enacted healthcare legislation;
•	changes in our black lung obligations, changes in our experience related to black lung claims, and the impact of recently enacted healthcare legislation;
•	our potential inability to expand or continue current coal operations due to limitations in obtaining bonding capacity for new mining permits;
•	our potential inability to maintain compliance with debt covenant and waiver agreement requirements;
•	the potential inability of our subsidiaries to pay dividends to us due to restrictions in our debt arrangements, reductions in planned coal deliveries or other business factors;
•	risks associated with the structure of ROVA’s contracts with its lenders, coal suppliers and power purchaser, which could dramatically affect the overall profitability of ROVA;
•	the effect of EPA inquiries and regulations on the operations of ROVA;
•	the effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers, including unplanned outages at our customers due to the impact of weather-related variances;
•	future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases; and
•	the other factors that are described in “Risk Factors” herein and under Part II, Item 1A and under Part I, Item 1A of the 2010 Form 10-K.
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
We are a holding company and conduct our operations through subsidiaries. We have significant cash requirements to fund our ongoing heritage health benefit costs and corporate overhead expenses. The principal sources of cash flow to us are distributions from our principal operating subsidiaries. Following the Parent Notes offering, discussed below, we now have $45.0 million cash on hand at March 31, 2011. The indenture governing the Parent Notes also permits us to enter into a revolving credit facility at the Parent.
Recent Developments
In February 2011, we completed a private placement of $150.0 million of senior secured notes due in 2018, referred to herein as the Parent Notes. The net proceeds from the offering of the Parent Notes were used to pay all dividend arrearages on our Series A preferred stock, to repay all outstanding term and revolving line of credit debt at our Roanoke Valley power plants, or ROVA, and Westmoreland Resources, Inc., or WRI, to retire approximately $2.5 million of the outstanding principal owed on our senior secured convertible notes (the remaining principal balance of the senior secured convertible notes was converted to common stock) and for general corporate purposes. We are required to file a registration statement with the SEC to register the Parent Notes under the Securities Act of 1933 within 120 days after the completion of the offering, which was February 4, 2011.
Results of Operations
Items that Affect Comparability of Our Results
For the three months ended March 31, 2011 and 2010, our results have included items that do not relate directly to ongoing operations. The expense components of these items were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Loss on extinguishment of debt	$(17,030)	$—
Fair value adjustment on derivatives and related amortization of debt discount	(3,215)	(4,824)

Impact	$(20,245)	$(4,824)

Items recorded in the three months ended March 31, 2011
-	As a result of the Parent Notes offering, we recorded $17.0 million of loss on extinguishment of debt. The loss included a $9.1 million make-whole payment for ROVA’s debt and $7.9 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs and convertible debt conversion expense.
-	Upon the retirement of our convertible debt, we recorded an expense of $3.1 million resulting from the mark-to-market accounting for the conversion feature in the notes with $0.1 million of interest expense of a related debt discount.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Items recorded in the three months ended March 31, 2010
-	We recorded an expense of $4.5 million resulting from the mark-to-market accounting of the conversion feature in our convertible notes with $0.3 million of interest expense of a related debt discount.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Summary
Our first quarter 2011 revenues increased to $127.8 million compared with $126.4 million in the first quarter of 2010. This increase was partly driven by an increase in our coal segment revenues due to stronger tonnage sales at our Absaloka Mine which offset the expiration of an unprofitable coal contract at our Rosebud Mine. In addition, our power segment revenues increased primarily from contractual price increases.
Our first quarter 2011 net loss applicable to common shareholders increased to $18.0 million compared with a $3.2 million loss in the first quarter of 2010. Excluding $20.2 million of first quarter 2011 expenses and $4.8 million of first quarter 2010 expenses discussed in Items that Affect Comparability of Our Results, our net loss decreased by $0.6 million. The primary factors, in aggregate, driving this decrease in net loss were:

Three Months
Ended
March 31, 2011
(In millions)
Increase in our coal segment operating income primarily driven by the expiration of an unprofitable coal contract at our Rosebud Mine	$1.5

Increase in interest expense primarily due to higher overall debt levels resulting from the Parent Notes offering	(1.4)

Decrease in other income primarily due to gains on sales of securities during the first quarter of 2010	(0.6)

Increase in our power segment operating income resulting primarily from contractual price increases	0.4

Increase in income tax benefit related to lower taxable income	0.4

Increase due to other factors	0.3

$0.6

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Coal Segment Operating Results
The following table shows comparative coal revenues, operating income (loss) and sales volume and percentage changes between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2011	2010	$	%
Revenues (in thousands)	$104,136	$103,550	$586	0.6%
Operating income (in thousands)	8,819	7,352	1,467	20.0%
Adjusted EBITDA (in thousands)[1]	21,285	20,237	1,048	5.2%
Tons sold — millions of equivalent tons	5.6	6.3	(0.7)	(11.1)%
Operating income per ton sold	$1.57	$1.17	$0.40	$34.9%

1)	Adjusted EBITDA is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our first quarter 2011 coal segment revenues increased to $104.1 million compared with $103.6 million in the first quarter of 2010. This $0.6 million increase was primarily due to stronger tonnage sales at our Absaloka Mine which offset the expiration of an unprofitable coal contract at our Rosebud Mine.
Our coal segment operating income was $8.8 million in the first quarter of 2011 compared to $7.4 million in the first quarter of 2010. This $1.5 million increase was primarily driven by the expiration of an unprofitable coal contract at our Rosebud Mine discussed above.
We expect that coal tons delivered over the remainder of 2011 may decrease as a result of favorable hydropower condition, which may displace our customers’ coal-generated power.
Power Segment Operating Results
The following table shows comparative power revenues, operating income, production and percentage changes between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2011	2010	$	%
	(In thousands)
Revenues	$23,628	$22,889	$739	3.2%
Operating income	4,619	4,172	447	10.7%
Adjusted EBITDA[1]	7,352	6,881	471	6.8%
Megawatts hours	435	435	—	—

1)	Adjusted EBITDA is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our first quarter 2011 power segment revenues increased to $23.6 million compared to $22.9 million in first quarter 2010. This $0.7 million increase is primarily from contractual price increases.
Our power segment operating income increased to $4.6 million in the first quarter of 2011 compared to $4.2 million in the first quarter of 2010. This $0.4 million increase was primarily from the contractual price increases discussed above.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Heritage Segment Operating Results
The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2011	2010	$	%
	(In thousands)
Health care benefits	$2,454	$2,676	$(222)	(8.3)%
Combined benefit fund payments	686	756	(70)	(9.3)%
Workers’ compensation benefits	158	136	22	16.2%
Black lung benefits	480	347	133	38.3%

Total heritage health benefit expenses	3,778	3,915	(137)	(3.5)%

Selling and administrative costs	392	340	52	15.3%

Heritage segment operating loss	$4,170	$4,255	$(85)	(2.0)%

Our first quarter 2011 heritage operating expenses of $4.2 million was comparable to $4.3 million in the first quarter of 2010.
Corporate Segment Operating Results
Our corporate segment operating expenses for the first quarter of 2011 of $1.8 million was comparable to $1.9 million in the first quarter of 2010.
Nonoperating Results (including interest expense, other income (expense) and income tax benefit)
Our interest expense for the first quarter of 2011 increased to $7.0 million compared with $5.7 million for the first quarter of 2010. This increase was primarily due to the higher overall debt levels resulting from the Parent Notes offering.
Our other expense for the first quarter of 2011 decreased to $3.0 million compared with $3.8 million of expense for the first quarter of 2010. Excluding the $1.4 million impact of the fair value adjustment on derivatives discussed in Items that Affect Comparability of Our Results, our other expense increased $0.6 million primarily due to gains on sales of securities during the first quarter of 2010.
Our income tax benefit for the first quarter of 2011 increased to $0.5 million compared with $0.1 million for the first quarter of 2010. This increase was due to lower taxable income.
Reconciliation of Adjusted EBITDA to Net Loss
The discussion in “Results of Operations” in 2011 and 2010 includes references to our Adjusted EBITDA results. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:
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
The tables below show how we calculate EBITDA and Adjusted EBITDA, including a breakdown by segment for Adjusted EBITDA.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Reconciliation of Adjusted EBITDA to net loss
Net loss	$(18,732)	$(3,745)

Income tax benefit from continuing operations	(460)	(90)
Other loss	3,017	3,836
Interest income	(382)	(410)
Loss on extinguishment of debt	17,030	—
Interest expense	6,967	5,723
Depreciation, depletion and amortization	11,245	11,392
Accretion of ARO and receivable	2,700	3,003
Amortization of intangible assets and liabilities	163	85

EBITDA	21,548	19,794

Loss on sale of assets	83	71
Share-based compensation	1,653	1,363

Adjusted EBITDA	$23,284	$21,228

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Adjusted EBITDA by Segment
Coal	$21,285	$20,237
Power	7,352	6,881
Heritage	(4,170)	(4,255)
Corporate	(1,183)	(1,635)

Total	$23,284	$21,228

Liquidity and Capital Resources
At March 31, 2011, we had $45.0 million of cash and cash equivalents and $23.1 million of available borrowing capacity under our Westmoreland Mining LLC, or WML, revolving line of credit. We anticipate that our cash flows from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the next several years.
Parent Notes Offering and Use of Proceeds
On February 4, 2011, we issued the Parent Notes, which are $150.0 million of 10.750% senior secured notes. Our subsidiary, Westmoreland Partners, was a co-issuer of the notes. Interest is due at an annual fixed rate of 10.750% and will be paid in cash semi-annually, in arrears, on February 1 and August 1 of each year beginning August 1, 2011. The Parent Notes mature February 1, 2018. They are fully and unconditionally guaranteed by Westmoreland Energy LLC and WRI and their respective subsidiaries (other than Absaloka Coal, LLC) and by certain other subsidiaries.
We received net proceeds from the sale of the Parent Notes in the offering of approximately $135.0 million after deducting the Initial Purchaser’s discount of $7.5 million and offering costs of $7.5 million. We repaid existing outstanding debt with those proceeds as follows: $52.7 million to repay all outstanding term and revolving line of credit at ROVA, including a make-whole payment of $9.1 million; $20.1 million to repay all outstanding term and revolving line of credit at WRI; and $2.5 million to retire certain of our convertible notes. The holder of our convertible notes agreed to convert the convertible notes not retired into shares of our common stock. In addition, we used $19.9 million of the net proceeds to pay all dividend arrearages on our preferred stock. We will use the remaining net proceeds from the offering for general corporate purposes including the possible acquisition of new reserves. The indenture governing the Parent Notes requires us to offer to redeem the notes on an annual basis with certain Excess Cash Flow (as defined in the indenture), and amounts used for such redemptions will not be available for other purposes.
In connection with the Parent Notes offering, we terminated the WRI and ROVA revolving credit agreements. The WML Credit Agreements remained in place following the offering. Following the Parent Notes offering, we are able to enter into a parent-level revolving credit facility without the consent of the holders of the notes, subject to certain conditions.
Liquidity Limitations and Requirements
The cash at WML is available to us through quarterly distributions. The WML credit agreement requires a debt service account and imposes timing and other restrictions on the ability of WML to distribute funds to us. Cash available from WML is affected beginning in June of this year by payments due in respect of principal on the WML Notes. Following the February 4, 2011 Parent Notes offering, we expect that distributions from ROVA and WRI will comprise a significant source of liquidity for us. The cash at WRM is also available to us through dividends, subject to maintaining a statutory minimum level of capital, which was $0.1 million at March 31, 2011.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Our liquidity continues to be affected by our heritage health and pension obligations as follows:

		2011 Remaining
	Year-to-date	Expected
	2011 Actual	Amounts
	(In millions)
Postretirement medical benefits	$3.3	$10.3
Pension contributions	0.9	9.3
CBF premiums	0.7	2.0
Workers’ compensation benefits	0.2	0.8
In addition to the Parent Notes mentioned above, WML has $125.0 million of fixed rate term debt outstanding at March 31, 2011. Principal on the notes is scheduled to be paid as follows: $7.5 million in 2011, $14.0 million in 2012, $18.0 million in 2013, $18.0 million in 2014, $20.0 million in 2015, $20.0 million in 2016, $22.0 million in 2017 and the remaining $5.5 million in 2018. The revolving credit facility has a borrowing limit of $25.0 million and matures in June 2013. At March 31, 2011, WML had no outstanding balance under the revolving credit facility and a letter of credit of $1.9 million supported by the revolving credit facility, leaving it with $23.1 million of unused borrowings. WML’s revolving line of credit is only available to fund the operations of its subsidiaries.
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash provided by (used in):
Operating activities	$16,182	$13,296
Investing activities	(5,884)	(3,941)
Financing activities	28,911	(2,114)
Cash Flow from Operations
Cash provided by operating activities increased $2.9 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to an increase in operating income.
Cash used in investing activities increased $1.9 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. We received $1.5 million less of proceeds from the sale of assets and investments in the three months ended March 31, 2011 compared to the same period in 2010.
Cash provided by financing activities increased by $31.0 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily as a result of the Parent Notes offering.
Our working capital deficit at March 31, 2011 decreased by $34.8 million to $1.0 million compared to a $35.8 million deficit at December 31, 2010 primarily as a result of a $39.2 million increase in cash and cash equivalents mostly due to the Parent Notes offering.

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
There were no material changes to our off-balance sheet arrangements during the three months ended March 31, 2011. Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Form 10-K.
Newly Adopted Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a description of recently issued and adopted accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than the changes noted below, there have been no material changes in our market risk during the three months ended March 31, 2011. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our 2010 Form 10-K for the fiscal year ended December 31, 2010.
Interest Rate Risk
Our exposure to changes in interest rates results from our debt obligations shown in the table below that are indexed to either the prime rate or LIBOR. Based on balances outstanding as of March 31, 2011, a change of one percentage point in the prime interest rate or LIBOR would increase or decrease interest expense on an annual basis by the amount shown below:

Effect of 1%
increase
or 1% decrease
(In thousands)

WML revolving line of credit	$—
ITEM 4

CONTROLS AND PROCEDURES
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2011. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
Additionally, there have been no changes in internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1

LEGAL PROCEEDINGS
Please refer to the information contained in Note 15 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in Part I, Item 3 — Legal Proceedings of our 2010 Form 10-K, which is responsive to this Item 1 and is incorporated herein by reference. There have been no material developments with respect to our legal proceedings previously disclosed in our 2010
Form 10-K.
ITEM 1A

RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2010 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2010 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.
ITEM 5
OTHER INFORMATION
Section 1503. Reporting Requirements Regarding Coal or Other Mine Safety.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was enacted. Section 1503 of the Act contains new reporting requirements regarding coal or other mine safety. Westmoreland Coal Company is committed to providing a safe workplace for all of our employees. Recently, two of our mines received the Montana Governor’s Award for Health and Safety, one in the Large Mining category and one in the Small Mining category. In addition, our Beulah Mine received the Lignite Energy Council’s Safety Excellence Award for the lowest accident incident rate in the lignite industry for 2010. Our other mines had excellent safety records in 2010, which continued through the first quarter of 2011. We continue to engage proactively with federal and state agencies in support of measures that can improve the safety and well-being of our employees.
The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Below, we have included information regarding certain mining safety and health citations and orders that MSHA has issued with respect to our coal mining operations. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the coal mine, (ii) the number of citations and orders issued will vary from inspector-to-inspector and mine-to-mine, and (iii) citations and orders can be contested and appealed, and in that process, may be reduced in severity and amount, and are sometimes dismissed.

PART II
OTHER INFORMATION (CONT.)
The table below includes references to specific sections of the Mine Act. We are providing the information in the table by mine as that is how we manage and operate our business.

	(A)	(B)	(C)		(D)	(E)	(F)		(G)	(H)
							Proposed			Pending
	Section	Section	Section		Section	Section	Assessments			Legal
Mine Name/ID	104 S&S	104(b)	104(d)		110(b)(2)	107(a)	($)		Fatalities	Action

Rosebud Mine & Crusher Conveyor / 24-01747	1	—	—		—	—	—	J	—	—

Absaloka Mine / 24-00910	2	—	1	I	—	—	10,967		—	—

Savage Mine / 24-00106	1	—	—		—	—	—	J	—	—

Jewett Mine / 41-03164	1	—	—		—	—	—	J	—	—

Beulah Mine / 32-00043	—	—	—		—	—	—		—	—

(A)	The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Safety and Health Act of 1977 (30 U.S.C. 814) for which the operator received a citation from the Mine Safety and Health Administration.

(B)	The total number of orders issued under section 104(b) of such Act (30 U.S.C. 814(b)).

(C)	The total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under section 104(d) of such Act (30 U.S.C. 814(d)).

(D)	The total number of flagrant violations under section 110(b)(2) of such Act (30 U.S.C. 820(b)(2)).

(E)	The total number of imminent danger orders issued under section 107(a) of such Act (30 U.S.C. 817(a)).

(F)	The total dollar value of proposed assessments from the Mine Safety and Health Administration under such Act (30 U.S.C. 801 et seq.).

(G)	The total number of mining-related fatalities.

(H)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mine.

(I)	Absaloka Mine received an unwarrantable failure citation for failure to comply with a mandatory standard as a dangerous amount of coal dust was allowed to accumulate under the return side of Belt #1, where the belt leaves the primary crusher. Corrective measures for this condition were not noted in the Plant Examination Book for a period of 24 hours.

(J)	Not assessed as of April 30, 2011.

PART II
OTHER INFORMATION (CONT.)
ITEM 6

EXHIBITS

10.1	Form of Restricted Stock Unit Agreement with performance-based vesting

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY
Date: May 9, 2011	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer and Treasurer (A Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Form of Restricted Stock Unit Agreement with Performance-based Vesting					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X