Form 10-Q
period 2011-06-30
WESTMORELAND COAL Co
filed 2011-08-05
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2011: 13,297,031 shares of common stock, $2.50 par value.

PAGE

PART I - FINANCIAL INFORMATION	3

ITEM 1 - FINANCIAL STATEMENTS	3

ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43

ITEM 4 - CONTROLS AND PROCEDURES	43

PART II - OTHER INFORMATION	44

ITEM 1 - LEGAL PROCEEDINGS	44

ITEM 1A - RISK FACTORS	44

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	45

ITEM 5 - OTHER INFORMATION	45

ITEM 6 - EXHIBITS	47

SIGNATURES	48

EXHIBIT INDEX	49

Exhibit 10.9
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$41,738	$5,775
Receivables:
Trade	39,884	50,578
Contractual third-party reclamation receivables	7,533	7,743
Other	3,080	4,545

	50,497	62,866

Inventories	25,777	23,571
Restricted investments and bond collateral	5,000	—
Other current assets	5,159	5,335

Total current assets	128,171	97,547

Property, plant and equipment:
Land and mineral rights	83,999	83,824
Capitalized asset retirement cost	114,856	114,856
Plant and equipment	517,094	506,661

	715,949	705,341
Less accumulated depreciation, depletion and amortization	(309,383)	(288,386)

Net property, plant and equipment	406,566	416,955

Advanced coal royalties	3,270	3,695
Reclamation deposits	71,997	72,274
Restricted investments and bond collateral, less current portion	53,155	55,384
Contractual third-party reclamation receivables, less current portion	88,720	87,739
Deferred income taxes	2,984	2,458
Intangible assets, net of accumulated amortization of $9.9 million and $9.1 million at June 30, 2011, and December 31, 2010, respectively	5,718	6,555
Other assets	11,788	7,699

Total Assets	$772,369	$750,306

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
(Unaudited)

	June 30,	December 31,
	2011	2010
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$18,814	$14,973
Accounts payable and accrued expenses:
Trade	38,612	46,247
Production taxes	24,247	26,317
Workers’ compensation	949	954
Postretirement medical benefits	13,581	13,581
SERP	304	304
Deferred revenue	11,321	10,209
Asset retirement obligations	15,956	14,514
Other current liabilities	13,028	6,241

Total current liabilities	136,812	133,340

Long-term debt, less current installments	271,855	208,731
Revolving lines of credit	—	18,400
Workers’ compensation, less current portion	9,324	9,424
Excess of pneumoconiosis benefit obligation over trust assets	3,008	2,246
Postretirement medical benefits, less current portion	196,462	197,279
Pension and SERP obligations, less current portion	18,542	20,462
Deferred revenue, less current portion	70,644	75,395
Asset retirement obligations, less current portion	227,568	227,129
Intangible liabilities, net of accumulated amortization $9.9 million at June 30, 2011, and $9.4 million at December 31, 2010, respectively	8,154	8,663
Other liabilities	10,207	11,592

Total liabilities	952,576	912,661

Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; Issued and outstanding 159,960 shares at June 30, 2011, and 160,129 shares at December 31, 2010, respectively	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares; Issued and outstanding 13,237,483 shares at June 30, 2011, and 11,160,798 shares at December 31, 2010	33,093	27,901
Other paid-in capital	122,422	98,466
Accumulated other comprehensive loss	(57,412)	(57,680)
Accumulated deficit	(272,378)	(226,740)

Total Westmoreland Coal Company shareholders’ deficit	(174,115)	(157,893)
Noncontrolling interest	(6,092)	(4,462)

Total deficit	(180,207)	(162,355)

Total Liabilities and Shareholders’ Deficit	$772,369	$750,306

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Revenues	$112,140	$127,632	$239,904	$254,071

Cost, expenses and other:
Cost of sales	91,289	104,481	188,799	202,158
Depreciation, depletion and amortization	11,004	11,078	22,249	22,471
Selling and administrative	9,035	9,673	18,340	19,648
Heritage health benefit expenses	3,441	3,394	7,219	7,309
Loss (gain) on sales of assets	241	19	324	90
Other operating income	(1,870)	(2,346)	(3,467)	(4,252)

	113,140	126,299	233,464	247,424

Operating income (loss)	(1,000)	1,333	6,440	6,647

Other income (expense):
Interest expense	(7,645)	(5,767)	(14,612)	(11,490)
Loss on extinguishment of debt	—	—	(17,030)	—
Interest income	329	367	711	777
Other income (loss)	240	4,726	(2,777)	891

	(7,076)	(674)	(33,708)	(9,822)

Income (loss) before income taxes	(8,076)	659	(27,268)	(3,175)
Income tax benefit from operations	(161)	(47)	(621)	(137)

Net income (loss)	(7,915)	706	(26,647)	(3,038)
Less net loss attributable to noncontrolling interest	(508)	(553)	(1,630)	(1,443)

Net income (loss) attributable to the Parent company	(7,407)	1,259	(25,017)	(1,595)
Less preferred stock dividend requirements	340	340	680	680

Net income (loss) applicable to common shareholders	$(7,747)	$919	$(25,697)	$(2,275)

Net income (loss) per share applicable to common shareholders:
Basic	$(0.59)	$0.09	$(2.01)	$(0.21)
Diluted	(0.59)	0.09	(2.01)	(0.21)

Weighted average number of common shares outstanding:
Basic	13,200	10,654	12,789	10,588
Diluted	13,200	10,704	12,789	10,588

Net income (loss) (from above)	$(7,915)	$706	$(26,647)	$(3,038)
Other comprehensive income (loss):
Amortization of accumulated actuarial gains or losses, pension	385	436	770	664
Amortization of accumulated actuarial gains or losses and transition obligations and prior service costs, postretirement medical benefits	(72)	(70)	(144)	(138)
Tax effect of other comprehensive income gains	(57)	—	(167)	—
Unrealized and realized gains and losses on available-for-sale securities	(161)	(108)	(191)	(607)

Comprehensive income (loss)	$(7,820)	$964	$(26,379)	$(3,119)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Deficit
Six Months Ended June 30, 2011
(Unaudited)

	Class A
	Convertible			Accumulated			Total
	Exchangeable			Other		Non-	Shareholders’
	Preferred	Common	Other Paid-	Compre-	Accumulated	controlling	Equity
	Stock	Stock	In Capital	hensive Loss	Deficit	Interest	(Deficit)
	(In thousands)
Balance at December 31, 2010 (160,129 preferred shares and 11,160,798 common shares outstanding)	$160	$27,901	$98,466	$(57,680)	$(226,740)	$(4,462)	$(162,355)
Preferred dividends declared	—	—	—	—	(20,621)	—	(20,621)
Common stock issued as compensation (141,387 shares)	—	354	2,438	—	—	—	2,792
Common stock options exercised (31,200 shares)	—	78	344	—	—	—	422
Conversion of convertible notes and securities (1,879,098 shares)	—	4,698	20,787	—	—	—	25,485
Common stock issued to pension plan assets (25,000 shares)	—	62	387	—	—	—	449
Net loss	—	—	—	—	(25,017)	(1,630)	(26,647)
Tax effect of other comprehensive income gains	—	—	—	(167)	—	—	(167)
Amortization of accumulated actuarial gains or losses, pension	—	—	—	770	—	—	770
Amortization of accumulated actuarial gains or losses and transition obligations and prior service costs, postretirement medical benefits	—	—	—	(144)	—	—	(144)
Unrealized and realized gains and losses on available-for-sale securities	—	—	—	(191)	—	—	(191)

Balance at June 30, 2011 (159,960 preferred shares and 13,237,483 common shares outstanding)	$160	$33,093	$122,422	$(57,412)	$(272,378)	$(6,092)	$(180,207)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(26,647)	$(3,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	22,249	22,471
Accretion of asset retirement obligation and receivable	5,400	5,840
Amortization of intangible assets and liabilities, net	327	236
Non-cash tax benefits	(167)	—
Share-based compensation	2,792	2,329
Loss on sales of assets	324	90
Non-cash interest expense	—	785
Amortization of deferred financing costs	1,240	1,089
Loss on extinguishment of debt	17,030	—
Gain on sales of investment securities	(150)	(659)
Loss (gain) on derivative instruments	3,079	(132)
Changes in operating assets and liabilities:
Receivables, net	12,159	(4,795)
Inventories	(2,206)	1,024
Excess of pneumoconiosis benefit obligation over trust assets	762	813
Accounts payable and accrued expenses	(3,683)	3,889
Deferred revenue	(3,639)	534
Accrual for workers’ compensation	(105)	(123)
Asset retirement obligation	(4,290)	(2,594)
Accrual for postretirement medical benefits	(961)	(1,709)
Pension and SERP obligations	(701)	190
Other assets and liabilities	1,507	(6,392)

Net cash provided by in operating activities	24,320	19,848

Cash flows from investing activities:
Additions to property, plant and equipment	(11,970)	(9,543)
Change in restricted investments and bond collateral and reclamation deposits	(4,685)	251
Net proceeds from sales of assets	28	380
Proceeds from sale of restricted investments	2,150	1,119
Receivable from customer for property and equipment purchases	—	(103)

Net cash used in investing activities	(14,477)	(7,896)

Cash flows from financing activities:
Change in book overdrafts	1,803	962
Borrowings from long-term debt, net of debt discount	142,500	—
Repayments of long-term debt	(64,765)	(11,355)
Borrowings on revolving lines of credit	73,700	75,800
Repayments of revolving lines of credit	(92,100)	(77,200)
Debt issuance and other refinancing costs	(14,819)	—
Preferred dividends paid	(20,621)
Exercise of stock options	422	8

Net cash provided by (used in) financing activities	26,120	(11,785)

Net increase in cash and cash equivalents	35,963	167
Cash and cash equivalents, beginning of period	5,775	10,519

Cash and cash equivalents, end of period	$41,738	$10,686

Non-cash transactions:
Capital leases	$507	$866
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
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
The Company is subject to two major debt arrangements: (1) $125.0 million senior secured notes at WML that are collateralized by all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC, and (2) $150.0 million senior secured notes (issued February 4, 2011) at the Parent level that are largely collateralized by the assets of the Parent, WRI and ROVA, referred to herein as the Parent Notes.
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
The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011.
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
Accounting Pronouncements Not Yet Implemented
In May 2011, accounting guidance was issued which generally aligns the principles for fair value measurements and the related disclosure requirements under Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance requires additional disclosures regarding details about Level 3 fair value measurements, including quantitative information about the significant unobservable inputs used in estimating fair value, a discussion of the sensitivity of the measurement to these inputs and a description of the entity’s valuation processes. Disclosures will also be needed concerning any transfers between Level 1 and 2 of the fair value hierarchy (not just significant transfers as previous guidance required) and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This standard is effective for periods beginning after December 15, 2011. The Company has determined that the adoption of this standard will affect the Company’s disclosures but will not have a material effect on the Company’s financial position or results of operations.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
In June 2011, accounting guidance was issued which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This standard is effective for periods beginning after December 15, 2011. The Company has determined that the adoption of this standard will affect the Company’s disclosures but will not have a material effect on the Company’s financial position or results of operations.
3.	INVENTORIES
Inventories consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Coal stockpiles	$546	$678
Coal fuel inventories	3,095	1,936
Materials and supplies	22,714	21,538
Reserve for obsolete inventory	(578)	(581)

Total	$25,777	$23,571

4.	RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consists of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Coal Segment:
Westmoreland Mining — debt reserve account	$14,965	$7,514
Reclamation bond collateral:
Rosebud Mine	12,264	12,263
Absaloka Mine	11,009	10,956
Beulah Mine	1,270	1,270
Jewett Mine	—	3,001

Power Segment:
Letter of credit account	5,978	5,990
Debt protection account	—	905
Repairs and maintenance account	—	1,067
Ash reserve account	—	602

Corporate Segment:
Workers’ compensation bonds	6,419	6,350
Postretirement medical benefit bonds	6,250	5,466

Total restricted investments and bond collateral	58,155	55,384
Less current portion	(5,000)	—

Total restricted investments and bond collateral, less current portion	$53,155	$55,384

For all of its restricted investments and bond collateral accounts, the Company can select from limited fixed-income investment options for the funds and receive the investment returns on these investments. Funds in the restricted investments and bond collateral accounts are not available to meet the Company’s cash needs, except for $5.0 million of the Westmoreland Mining debt reserve account which was withdrawn in July 2011.

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
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at June 30, 2011 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$46,186	$46,186
Time deposits	7,698	7,698
Held-to-maturity securities	2,486	2,836
Available-for-sale securities	1,785	1,785

	$58,155	$58,505

The Company recorded a gain of $0.1 million on the sale of available-for-sale securities held as restricted investments and bond collateral in the six months ended June 30, 2011.
Following the Parent Notes offering in February 2011, discussed in Note 5, ROVA is no longer required to maintain its debt protection accounts, ash reserve account or the repairs and maintenance account.
Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral
The amortized cost, gross unrealized holding gains and fair value of held-to-maturity securities at June 30, 2011, is as follows (in thousands):

Amortized cost	$2,486
Gross unrealized holding gains	350

Fair value	$2,836

Maturities of held-to-maturity securities are as follows at June 30, 2011:

	Amortized Cost	Fair Value
	(In thousands)
Due in five years or less	$667	$748
Due after five years to ten years	782	893
Due in more than ten years	1,037	1,195

	$2,486	$2,836

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at June 30, 2011, is as follows (in thousands):

Cost basis	$1,566
Gross unrealized holding gains	219

Fair value	$1,785

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
5.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Company’s lines of credit and long-term debt consist of the following:

	Total Debt Outstanding
	June 30,	December 31,
	2011	2010
	(In thousands)
Corporate:
Senior secured notes	$150,000	$—
Convertible notes	—	18,495
Debt discount	(7,208)	(4,823)
Westmoreland Mining, LLC:
Revolving line of credit	—	1,500
Term debt	122,500	125,000
Capital lease obligations	16,373	18,407
Other term debt	2,270	2,556
Westmoreland Resources, Inc.:
Revolving line of credit	—	16,900
Term debt	—	9,600
Capital lease obligations	6,734	7,821
ROVA:
Term debt	—	46,220
Debt premiums	—	428

Total debt outstanding	290,669	242,104
Less current portion	(18,814)	(14,973)

Total debt outstanding, less current portion	$271,855	$227,131

The following table presents aggregate contractual debt maturities of all long-term debt and the lines of credit at June 30, 2011 (in thousands):

Remainder of 2011	$8,760
2012	21,635
2013	24,939
2014	22,622
2015	21,910
Thereafter	198,011

Total	297,877
Less: debt discount	(7,208)

Total debt	$290,669

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
As a result of this offering, the Company recorded a $17.0 million loss on extinguishment of debt in the six months ended June 30, 2011. The loss included a $9.1 million make-whole payment for ROVA’s debt and $7.9 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs and convertible debt conversion expense.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The indenture governing the Parent Notes contains, among other provisions, events of default and various affirmative and negative covenants. As of June 30, 2011, the Company was in compliance with all covenants.
Westmoreland Mining LLC
WML has outstanding $122.5 million in term debt as of June 30, 2011 and is party to a revolving credit facility with a maximum availability of $25.0 million. In the six months ended June 30, 2011, WML repaid $2.5 million on its term debt and $2.7 million of its capital lease obligations and other term debt. WML entered into capital lease agreements in the amount of $0.4 million during the six months ended June 30, 2011. The weighted average interest rate for WML’s capital leases and other term debt was 7.99% and 6.19%, respectively, at June 30, 2011.
The available balance on the $25.0 million revolving line of credit at June 30, 2011 was $23.1 million. The revolving line of credit supports a $1.9 million letter of credit, which reduces the available balance. The interest rate on the revolving line of credit was 3.75% at June 30, 2011.
WML’s lending arrangements contain, among other provisions, events of default and various affirmative and negative covenants. As of June 30, 2011, WML was in compliance with all covenants.
Westmoreland Resources, Inc.
In February 2011, proceeds from the Parent Note offering were used to pay off the outstanding balance of WRI’s term debt and revolving line of credit. In addition, WRI’s revolving line of credit was terminated in February 2011.
In the six months ended June 30, 2011, WRI repaid $1.2 million of its capital lease obligations. WRI entered into capital lease agreements in the amount of $0.1 million during the six months ended June 30, 2011. The weighted average interest rate for WRI’s capital leases was 6.71% at June 30, 2011.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$237	$115	$390	$311
Interest cost	1,250	731	2,369	2,337
Expected return on plan assets	(1,465)	(886)	(2,570)	(2,185)
Amortization of deferred items	385	436	770	664

Total net periodic benefit cost	$407	$396	$959	$1,127

The Company is required by a WML loan covenant to ensure that by 8.5 months after the end of the plan year, the value of its pension assets are at least 90% of the plan’s year end actuarially determined pension liability.
The Company contributed $1.5 million in cash and $0.5 million in company stock to its pension plans in the six months ended June 30, 2011. The Company expects to make approximately $5.4 million of pension plan contributions during the remainder of 2011 and expects a significant portion of these contributions to be made in Company stock.
Postretirement Medical Benefits
The Company provides postretirement medical benefits to retired employees and their dependents as mandated by the Coal Industry Retiree Health Benefit Act of 1992 and pursuant to collective bargaining agreements. The Company also provides these benefits to qualified full-time employees pursuant to collective bargaining agreements.
The Company incurred net periodic benefit costs of providing postretirement medical benefits during the three and six months ended June 30, 2011 and 2010, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$123	$129	$246	$270
Interest cost	2,627	2,497	5,254	5,249
Amortization of deferred items	(72)	(70)	(144)	(138)

Total net periodic benefit cost	$2,678	$2,556	$5,356	$5,381

The following table shows the net periodic medical benefit costs that relate to current operations and former mining operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Former mining operations	$2,315	$2,106	$4,629	$4,624
Current operations	363	450	727	757

Total net periodic benefit cost	$2,678	$2,556	$5,356	$5,381

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The costs for the former mining operations are included in Heritage health benefit expenses and the costs for current operations are included as operating expenses.
The Company expects to pay approximately $7.3 million for postretirement medical benefits during the remainder of 2011, net of Medicare Part D reimbursements. A total of $6.3 million was paid in the six months ended June 30, 2011 net of Medicare Part D reimbursements.
7.	HERITAGE HEALTH BENEFIT EXPENSES
The caption Heritage health benefit expenses used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Health care benefits	$2,308	$1,942	$4,763	$4,619
Combined benefit fund payments	686	756	1,371	1,512
Workers’ compensation benefits	165	230	323	365
Black lung benefits	282	466	762	813

Total	$3,441	$3,394	$7,219	$7,309

8.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLES, AND RECLAMATION DEPOSITS
The asset retirement obligations, contractual third-party reclamation receivables, and reclamation deposits for each of the Company’s mines and ROVA at June 30, 2011 are summarized below:

		Contractual Third-
	Asset Retirement	Party Reclamation	Reclamation
	Obligations	Receivables	Deposits
	(In thousands)
Rosebud	$107,608	$15,034	$71,997
Jewett	80,692	80,692	—
Absaloka	33,150	527	—
Beulah	18,543	—	—
Savage	2,789	—	—
ROVA	742	—	—

Total	$243,524	$96,253	$71,997

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Asset Retirement Obligations
Changes in the Company’s asset retirement obligations are as follows:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Asset retirement obligations, beginning of period	$241,643	$244,614
Accretion	10,039	9,584
Liabilities settled	(8,158)	(6,628)

Asset retirement obligations, end of period	243,524	247,570
Less current portion	(15,956)	(16,201)

Asset retirement obligations, less current portion	$227,568	$231,369

Contractual Third-Party Reclamation Receivables
The Company has recognized an asset of $96.3 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.
Reclamation Deposits
The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at June 30, 2011 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$36,353	$36,353
Held-to-maturity securities	18,624	20,097
Time deposits	15,903	15,903
Available-for-sale securities	1,117	1,117

	$71,997	$73,470

The Company recorded a gain of $0.1 million on the sale of available-for-sale securities held as reclamation deposits in the six months ended June 30, 2011.
Held-to-maturity and Available-for-sale Reclamation Deposits
The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at June 30, 2011 are as follows (in thousands):

Amortized cost	$18,624
Gross unrealized holding gains	1,493
Gross unrealized holding losses	(20)

Fair value	$20,097

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Maturities of held-to-maturity securities at June 30, 2011 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in five years or less	$7,092	$7,256
Due after five years to ten years	5,004	5,442
Due in more than ten years	6,528	7,399

	$18,624	$20,097

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at June 30, 2011 are as follows (in thousands):

Cost basis	$1,000
Gross unrealized holding gains	117

Fair value	$1,117

9.	DERIVATIVE INSTRUMENTS
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
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying Consolidated Balance Sheet are as follows:

	Balance Sheet	June 30,	December 31,
Derivative Instruments	Location	2011	2010
		(In thousands)
Convertible debt — conversion feature	Other liabilities	$—	$3,588
The effect of derivative instruments not designated as hedging instruments on the accompanying Consolidated Statements of Operations are as follows:

		Three Months Ended		Six Months Ended
	Statement of	June 30,		June 30,
Derivative Instruments	Operations Location	2011	2010	2011	2010
		(In thousands)
Convertible debt — conversion feature	Other income (loss)	$—	$4,623	$(3,079)	$102
Warrant	Other income (loss)	—	24	—	30

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
10.	FAIR VALUE MEASUREMENTS
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
The table below sets forth, by level, the Company’s financial assets that are accounted for at fair value:

Fair Value at
June 30, 2011
Level 1
(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$1,785
Available-for-sale investments included in Reclamation deposits	1,117

Total assets	$2,902

The following table summarizes the change in the fair values of the derivative instrument liabilities categorized as Level 3:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(In thousands)
Beginning balance	$—	$3,588
Change in fair value	—	3,079
Settlements	—	(6,667)

Ending balance	$—	$—

The Company calculates the fair value of its debt by using discount rate estimates based on interest rates as of June 30, 2011. The estimated fair values of the Company’s debt with fixed interest rates, excluding conversion feature values, are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2010	$185,320	$196,483
June 30, 2011	$265,292	$282,252

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
11.	SHAREHOLDERS’ EQUITY
Preferred Stock
The Company has outstanding Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. In February 2011, the Company paid $19.9 million of dividends that had accumulated as of January 1, 2011. In June 2011, approximately 169 shares of preferred stock were converted into 1,152 shares of common stock.
12.	RESTRICTED STOCK UNITS, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (SARs)
The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Recognition of fair value of restricted stock units, stock options, and stock appreciation rights over vesting period; and issuance of common stock	$532	$359	$1,102	$584
Contributions of stock to the Company’s 401(k) plan	606	607	1,690	1,745

Total share-based compensation expense	$1,138	$966	$2,792	$2,329

Restricted Stock Units
A summary of restricted stock unit activity for the six months ended June 30, 2011 is as follows:

			Unamortized
		Weighted Average	Compensation
		Grant-Date Fair	Expense
	Units	Value	(In thousands)
Non-vested at December 31, 2010	192,697	$8.13
Granted	189,721	$15.15
Forfeited	(1,056)	$8.11

Non-vested at June 30, 2011	381,362	$11.62	$3,593	(1)

[1]	Expected to be recognized over the next three years.
In April 2011, 172,081 restricted stock units were granted, of which 86,052 units will vest ratably over a three-year period. The remaining 86,029 units are performance based, which will vest and pay out at the end of a three-year period if performance goals are met.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
Stock Options
Information with respect to stock option activity for the six months ended June 30, 2011 is as follows:

			Weighted Average		Unamortized
		Weighted	Remaining	Aggregate	Compensation
	Stock	Average	Contractual Life	Intrinsic Value	Expense
	Options	Exercise Price	(in years)	(In thousands)	(In thousands)
Outstanding at December 31, 2010	318,590	$18.99
Exercised	(31,200)	$13.53		$86
Expired or forfeited	(66,967)	$16.49

Outstanding at June 30, 2011	220,423	$20.53	5.5	$78

Options exercisable at June 30, 2011	175,667	$20.31	5.1	$78	$—

Stock Appreciation Rights
Information with respect to stock appreciation rights, or SARs, activity for the six months ended June 30, 2011 is as follows:

			Weighted Average	Aggregate	Unamortized
		Weighted	Remaining	Intrinsic	Compensation
		Average	Contractual Life	Value	Expense
	SARs	Base Price	(in years)	(In thousands)	(In thousands)
Outstanding at December 31, 2010	118,934	$22.13
Expired	(7,200)	$21.14

Outstanding and exercisable at June 30, 2011	111,734	$22.20	4.2	$—	$—

13.	EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, restricted stock units and warrants. No such items were included in the computation of diluted loss per share in the three and six months ended June 30, 2011 and the six months ended June 30, 2010 because the Company incurred a loss from operations in each of these periods and the effect of inclusion would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Income (loss) for basic earnings per share calculation:
Net income (loss) allocated to common shareholders	$(7,747)	$919	$(25,697)	$(2,275)

Weighted average shares outstanding:
Basic weighted average shares outstanding	13,200	10,654	12,789	10,588
Effect of restricted stock units, stock options, SARs and warrants shares	—	50	—	—
Effect of convertible notes and securities	—	—	—	—

Diluted weighted average shares outstanding	13,200	10,704	12,789	10,588

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
The table below shows the number of shares that were excluded from the calculation of diluted income (loss) per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Convertible notes and securities	1,093	2,898	1,093	2,898
Restricted stock units, stock options, SARs, and warrant shares	714	729	714	779

Total shares excluded from diluted shares calculation	1,807	3,627	1,807	3,677

14.	BUSINESS SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income.
The Company’s operations are classified into four segments: coal, power, heritage and corporate.
Summarized financial information by segment is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended June 30, 2011
Revenues	$90,776	$21,364	$—	$—	$112,140
Depreciation, depletion, and amortization	8,392	2,544	—	68	11,004
Operating income (loss)	2,080	2,450	(3,816)	(1,714)	(1,000)
Total assets	510,025	205,677	12,875	43,792	772,369
Capital expenditures	8,499	469	—	79	9,047
Three Months Ended June 30, 2010
Revenues	$106,458	$21,174	$—	$—	$127,632
Depreciation, depletion, and amortization	8,474	2,522	—	82	11,078
Operating income (loss)	5,721	1,307	(3,761)	(1,934)	1,333
Total assets	530,630	211,494	11,844	8,661	762,629
Capital expenditures	3,768	1,062	—	376	5,206
Six Months Ended June 30, 2011
Revenues	$194,911	$44,993	$—	$—	$239,904
Depreciation, depletion, and amortization	17,005	5,097	—	147	22,249
Operating income (loss)	10,898	7,070	(7,986)	(3,542)	6,440
Total assets	510,025	205,677	12,875	43,792	772,369
Capital expenditures	11,187	696	—	87	11,970
Six Months Ended June 30, 2010
Revenues	$210,008	$44,063	$—	$—	$254,071
Depreciation, depletion, and amortization	17,231	5,059	—	181	22,471
Operating income (loss)	13,075	5,477	(8,016)	(3,889)	6,647
Total assets	530,630	211,494	11,844	8,661	762,629
Capital expenditures	7,597	1,130	—	816	9,543

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
A reconciliation of segment operating income (loss) to income (loss) before income taxes follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Income (loss) from operations	$(1,000)	$1,333	$6,440	$6,647
Interest expense	(7,645)	(5,767)	(14,612)	(11,490)
Loss on extinguishment of debt	—	—	(17,030)	—
Interest income	329	367	711	777
Other income (loss)	240	4,726	(2,777)	891

Income (loss) before income taxes	$(8,076)	$659	$(27,268)	$(3,175)

15.	CONTINGENCIES
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
CONSOLIDATING BALANCE SHEETS
June 30, 2011
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
Assets	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Current assets:
Cash and cash equivalents	$28,494	$8,383	$—	$4,861	$—	$41,738
Receivables:
Trade	—	11,942	—	27,942	—	39,884
Contractual third-party reclamation receivables	—	—	120	7,413	—	7,533
Intercompany receivable/payable	(13,596)	—	9,920	(29,851)	33,527	—
Other	41	23	8,480	250	(5,714)	3,080

	(13,555)	11,965	18,520	5,754	27,813	50,497

Inventories	—	3,095	4,260	18,422	—	25,777
Restricted investments and bond collateral	—	—	—	5,000	—	5,000
Other current assets	762	195	385	3,817	—	5,159

Total current assets	15,701	23,638	23,165	37,854	27,813	128,171

Property, plant and equipment:
Land and mineral rights	—	1,156	17,806	65,037	—	83,999
Capitalized asset retirement cost	—	239	20,463	94,154	—	114,856
Plant and equipment	2,696	216,265	117,842	180,291	—	517,094

	2,696	217,660	156,111	339,482	—	715,949
Less accumulated depreciation, depletion and amortization	(2,133)	(46,984)	(86,194)	(174,072)	—	(309,383)

Net property, plant and equipment	563	170,676	69,917	165,410	—	406,566
Advanced coal royalties	—	—	698	2,572	—	3,270
Reclamation deposits	—	—	—	71,997	—	71,997
Restricted investments and bond collateral, less current portion	12,669	5,978	11,009	23,499	—	53,155
Contractual third-party reclamation receivables, less current portion	—	—	406	88,314	—	88,720
Deferred income taxes	—	—	—	—	2,984	2,984
Intangible assets	—	5,383	—	335	—	5,718
Investment in subsidiaries	160,229	—	(717)	3,770	(163,282)	—
Other assets	7,267	—	1,302	3,219	—	11,788

Total assets	$196,429	$205,675	$105,780	$396,970	$(132,485)	$772,369

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
CONSOLIDATING BALANCE SHEETS
June 30, 2011
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
Liabilities and Stockholders’ Deficit	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Current liabilities
Current installments of long-term debt	$(776)	$—	$2,370	$17,220	$—	$18,814
Accounts payable and accrued expenses:
Trade	2,473	8,200	3,334	30,628	(6,023)	38,612
Production taxes	—	668	1,094	22,485	—	24,247
Workers’ compensation	949	—	—	—	—	949
Postretirement medical benefits	12,198	—	—	1,383	—	13,581
SERP	304	—	—	—	—	304
Deferred revenue	—	8,709	216	2,396	—	11,321
Asset retirement obligations	—	—	2,997	12,959	—	15,956
Other current liabilities	6,556	—	1,925	4,530	17	13,028

Total current liabilities	21,704	17,577	11,936	91,601	(6,006)	136,812

Long-term debt, less current installments	143,568	—	4,363	123,924	—	271,855
Workers’ compensation, less current portion	9,324	—	—	—	—	9,324
Excess of pneumoconiosis benefit obligation over trust assets	3,008	—	—	—	—	3,008
Postretirement medical benefits, less current portion	168,442	—	—	28,020	—	196,462
Pension and SERP obligations, less current portion	15,214	144	—	3,184	—	18,542
Deferred revenue, less current portion	—	62,868	—	7,776	—	70,644
Asset retirement obligations, less current portion	—	742	30,152	196,674	—	227,568
Intangible liabilities	—	8,154	—	—	—	8,154
Other liabilities	460	—	5,249	1,457	3,041	10,207
Intercompany receivable/payable	14,916	—	3,226	28,297	(46,439)	—

Total liabilities	376,636	89,485	54,926	480,933	(49,404)	952,576

Shareholders’ deficit:
Preferred stock	160	—	—	—	—	160
Common stock	33,093	5	110	132	(247)	33,093
Other paid-in capital	122,422	52,699	16,481	53,268	(122,448)	122,422
Accumulated other comprehensive loss	(57,412)	(198)	16	(13,933)	14,115	(57,412)
Accumulated deficit	(272,378)	63,684	34,247	(123,430)	25,499	(272,378)

Total Westmoreland Coal Company shareholders’ deficit	(174,115)	116,190	50,854	(83,963)	(83,081)	(174,115)
Noncontrolling interest	(6,092)	—	—	—	—	(6,092)

Total deficit	(180,207)	116,190	50,854	(83,963)	(83,081)	(180,207)

Total liabilities and stockholders’ deficit	$196,429	$205,675	$105,780	$396,970	$(132,485)	$772,369

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2011
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$21,364	$13,040	$90,344	$(12,608)	$112,140

Costs, expenses and other:
Cost of sales	—	15,346	11,802	76,749	(12,608)	91,289
Depreciation, depletion and amortization	68	2,544	1,948	6,444	—	11,004
Selling and administrative	2,266	835	1,132	4,802	—	9,035
Heritage health benefit expenses	3,230	—	—	211	—	3,441
Loss on sales of assets	—	189	24	28	—	241
Other operating income	—	—	(1,870)	—	—	(1,870)

	5,564	18,914	13,036	88,234	(12,608)	113,140

Operating income (loss)	(5,564)	2,450	4	2,110	—	(1,000)
Other income (expense):
Interest expense	(4,387)	(2)	(138)	(3,128)	10	(7,645)
Interest income	64	3	35	237	(10)	329
Other income	31	—	100	109	—	240

	(4,292)	1	(3)	(2,782)	—	(7,076)

Income (loss) before income taxes and income of consolidated subsidiaries	(9,856)	2,451	1	(672)	—	(8,076)
Equity in income of subsidiaries	(1,941)	—	—	—	1,941	—

Income (loss) before income taxes	(7,915)	2,451	1	(672)	(1,941)	(8,076)
Income tax expense (benefit) from operations	—	—	(102)	156	(215)	(161)

Net income (loss)	(7,915)	2,451	103	(828)	(1,726)	(7,915)
Less net loss attributable to noncontrolling interest	(508)	—	—	—	—	(508)

Net income (loss) attributable to the Parent company	$(7,407)	$2,451	$103	$(828)	$(1,726)	$(7,407)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2010
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$21,174	$14,303	$106,030	$(13,875)	$127,632

Costs, expenses and other:
Cost of sales	—	16,136	11,268	90,952	(13,875)	104,481
Depreciation, depletion and amortization	82	2,522	2,028	6,446	—	11,078
Selling and administrative	2,304	1,210	1,112	5,047	—	9,673
Heritage health benefit expenses	3,340	—	—	54	—	3,394
Gain (loss) on sales of assets	—	(1)	—	20	—	19
Other operating income	—	—	(2,346)	—	—	(2,346)

	5,726	19,867	12,062	102,519	(13,875)	126,299

Operating income (loss)	(5,726)	1,307	2,241	3,511	—	1,333
Other income (expense):
Interest expense	(760)	(1,187)	(639)	(3,280)	99	(5,767)
Interest income	50	5	149	262	(99)	367
Other income	4,622	24	7	73	—	4,726

	3,912	(1,158)	(483)	(2,945)	—	(674)

Income (loss) before income taxes and income of consolidated subsidiaries	(1,814)	149	1,758	566	—	659
Equity in income of subsidiaries	(2,520)	—	—	—	2,520	—

Income (loss) before income taxes	706	149	1,758	566	(2,520)	659
Income tax expense (benefit) from operations	—	32	(8)	524	(595)	(47)

Net income (loss)	706	117	1,766	42	(1,925)	706
Less net loss attributable to noncontrolling interest	(553)	—	—	—	—	(553)

Net income (loss) attributable to the Parent company	$1,259	$117	$1,766	$42	$(1,925)	$1,259

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2011
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$44,993	$27,864	$193,540	$(26,493)	$239,904

Costs, expenses and other:
Cost of sales	—	30,905	22,954	161,433	(26,493)	188,799
Depreciation, depletion and amortization	147	5,098	3,999	13,005	—	22,249
Selling and administrative	4,645	1,732	2,140	9,823	—	18,340
Heritage health benefit expenses	6,807	—	—	412	—	7,219
Gain (loss) on sales of assets	—	189	24	111	—	324
Other operating income	—	—	(3,467)	—	—	(3,467)

	11,599	37,924	25,650	184,784	(26,493)	233,464

Operating income (loss)	(11,599)	7,069	2,214	8,756	—	6,440
Other income (expense):
Interest expense	(7,459)	(430)	(438)	(6,314)	29	(14,612)
Loss on extinguishment of debt	(7,873)	(9,073)	(84)	—	—	(17,030)
Interest income	124	9	104	503	(29)	711
Other income (loss)	(3,048)	—	133	138	—	(2,777)

	(18,256)	(9,494)	(285)	(5,673)	—	(33,708)

Income (loss) from operations before income taxes	(29,855)	(2,425)	1,929	3,083	—	(27,268)
Equity in income of subsidiaries	(3,046)	—	—	—	3,046	—

Income (loss) before income taxes	(26,809)	(2,425)	1,929	3,083	(3,046)	(27,268)
Income tax expense (benefit) from operations	(162)	—	445	1,721	(2,625)	(621)

Net income (loss)	(26,647)	(2,425)	1,484	1,362	(421)	(26,647)
Less net loss attributable to noncontrolling interest	(1,630)	—	—	—	—	(1,630)

Net income (loss) attributable to the Parent company	$(25,017)	$(2,425)	$1,484	$1,362	$(421)	$(25,017)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2010
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$44,062	$27,026	$209,282	$(26,299)	$254,071

Costs, expenses and other:
Cost of sales	—	31,182	22,905	174,370	(26,299)	202,158
Depreciation, depletion and amortization	181	5,059	3,949	13,282	—	22,471
Selling and administrative	4,660	2,347	2,226	10,415	—	19,648
Heritage health benefit expenses	7,021	—	—	288	—	7,309
Gain (loss) on sales of assets	—	(1)	—	91	—	90
Other operating income	—	—	(4,252)	—	—	(4,252)

	11,862	38,587	24,828	198,446	(26,299)	247,424

Operating income (loss)	(11,862)	5,475	2,198	10,836	—	6,647
Other income (expense):
Interest expense	(1,484)	(2,405)	(1,280)	(6,420)	99	(11,490)
Interest income	103	23	16	738	(103)	777
Other income	199	30	7	655	—	891

	(1,182)	(2,352)	(1,257)	(5,027)	(4)	(9,822)

Income (loss) from operations before income taxes	(13,044)	3,123	941	5,809	(4)	(3,175)
Equity in income of subsidiaries	(10,006)	—	—	—	10,006	—

Income (loss) before income taxes	(3,038)	3,123	941	5,809	(10,010)	(3,175)
Income tax expense (benefit) from operations	—	65	(254)	3,260	(3,208)	(137)

Net income (loss)	(3,038)	3,058	1,195	2,549	(6,802)	(3,038)
Less net loss attributable to noncontrolling interest	(1,443)	—	—	—	—	(1,443)

Net income (loss) attributable to the Parent company	$(1,595)	$3,058	$1,195	$2,549	$(6,802)	$(1,595)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
Statements of Cash Flows	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(26,647)	$(2,425)	$1,484	$1,362	$(421)	$(26,647)
Adjustments to reconcile net income (loss) to net cash provided by operation activities:
Equity in income of subsidiaries	(3,046)	—	—	—	3,046	—
Loss on derivative instruments	3,079	—	—	—	—	3,079
Non-cash tax benefits	—	—	—	—	(167)	(167)
Depreciation, depletion, and amortization	147	5,098	3,999	13,005	—	22,249
Accretion of asset retirement obligation and receivable	—	27	1,517	3,856	—	5,400
Amortization of intangible assets and liabilities, net	—	310	—	17	—	327
Share-based compensation	2,792	—	—	—	—	2,792
Loss on sale of assets	—	189	24	111	—	324
Loss on extinguishment of debt	7,873	9,073	84	—	—	17,030
Amortization of deferred financing costs	729	(21)	196	336	—	1,240
Gain on the sale of investments	—	—	(75)	(75)	—	(150)
Changes in operating assets and liabilities:
Receivables, net	25	2,382	(3,499)	9,702	3,549	12,159
Inventories	—	(1,159)	364	(1,411)	—	(2,206)
Excess of pneumoconiosis benefit obligation over trust assets	762	—	—	—	—	762
Accounts payable and accrued expenses	3,826	(405)	(114)	(3,447)	(3,543)	(3,683)
Deferred revenue	—	(4,536)	(133)	1,030	—	(3,639)
Accrual for workers’ compensation	(105)	—	—	—	—	(105)
Asset retirement obligations	—	—	(707)	(3,583)	—	(4,290)
Accrual for postretirement medical benefits	(1,526)	—	—	565	—	(961)
Pension and SERP obligations	(487)	(6)	—	(208)	—	(701)
Other assets and liabilities	(171)	(210)	2,034	208	(354)	1,507

Net cash provided by (used in) operating activities	(12,749)	8,317	5,174	21,468	2,110	24,320

Cash flows from investing activities:
Distributions received by subsidiaries	11,700	—	—	—	(11,700)	—
Additions to property, plant and equipment	(87)	(696)	(483)	(10,704)	—	(11,970)
Change in restricted investments and bond collateral and reclamation deposits	(853)	2,585	(1,157)	(5,260)	—	(4,685)
Net proceeds from sales of assets	—	—	—	28	—	28
Proceeds from sale of restricted investments	—	—	1,075	1,075	—	2,150

Net cash provided by (used in) investing activities	10,760	1,889	(565)	(14,861)	(11,700)	(14,477)

Cash flows from financing activities:
Book overdrafts	(130)	—	(532)	2,465	—	1,803
Borrowings of long-term debt, net of debt discount	142,500	—	—	—	—	142,500
Repayments of long-term debt	(2,532)	(46,220)	(10,808)	(5,205)	—	(64,765)
Borrowings on revolving lines of credit	—	1,500	12,200	60,000	—	73,700
Repayments on revolving lines of credit	—	(1,500)	(29,100)	(61,500)	—	(92,100)
Debt issuance and other refinancing costs	(5,842)	(9,077)	100	—	—	(14,819)
Exercise of stock options	422	—	—	—	—	422
Distributions / dividends	(20,621)	—	—	(11,700)	11,700	(20,621)
Transactions with Parent/affiliates	(83,585)	52,594	23,531	9,570	(2,110)	—

Net cash provided by (used in) financing activities	30,212	(2,703)	(4,609)	(6,370)	9,590	26,120

Net increase in cash and cash equivalents	28,223	7,503	—	237	—	35,963
Cash and cash equivalents, beginning of year	271	880	—	4,624	—	5,775

Cash and cash equivalents, end of year	$28,494	$8,383	$—	$4,861	$—	41,738

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)
CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
Statements of Cash Flows	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(3,038)	$3,058	$1,195	$2,549	$(6,802)	$(3,038)
Adjustments to reconcile net income (loss) to net cash provided by operation activities:
Equity in income of subsidiaries	(10,006)	—	—	—	10,006	—
Depreciation, depletion, and amortization	181	5,059	3,949	13,282	—	22,471
Accretion of asset retirement obligation and receivable	—	26	1,503	4,311	—	5,840
Amortization of intangible assets and liabilities, net	—	310	—	(74)	—	236
Share-based compensation	2,329	—	—	—	—	2,329
Loss (gain) on sale of assets	—	(1)	—	91	—	90
Non-cash interest expense	785	—	—	—	—	785
Amortization of deferred financing costs	697	(170)	262	300	—	1,089
Gain on the sales of investment securities	(97)	—	—	(562)	—	(659)
Gain on derivative	(102)	(30)	—	—	—	(132)
Changes in operating assets and liabilities:
Receivables, net	62	(215)	(3,217)	(2,548)	1,123	(4,795)
Inventories	—	(33)	(13)	1,070	—	1,024
Excess of pneumoconiosis benefit obligation over trust assets	813	—	—	—	—	813
Accounts payable and accrued expenses	(600)	(232)	(353)	7,040	(1,966)	3,889
Deferred revenue	—	(1,583)	(177)	2,294	—	534
Accrual for workers’ compensation	(123)	—	—	—	—	(123)
Asset retirement obligations	—	—	(388)	(2,206)	—	(2,594)
Accrual for postretirement medical benefits	(1,816)	—	—	107	—	(1,709)
Pension and SERP obligations	400	1	—	(211)	—	190
Other assets and liabilities	(762)	(52)	438	(6,266)	250	(6,392)

Net cash provided by (used in) operating activities	(11,277)	6,138	3,199	19,177	2,611	19,848

Cash flows from investing activities:
Distributions received by subsidiaries	18,400	—	—	—	(18,400)	—
Additions to property, plant and equipment	(815)	(1,131)	(1,617)	(5,980)	—	(9,543)
Change in restricted investments and bond collateral and reclamation deposits	(1,003)	1,415	(1,622)	1,461	—	251
Net proceeds from sales of assets	—	1	—	379	—	380
Proceeds from the sale of investments	156	—	—	963	—	1,119
Receivable from customer for property and equipment purchases	—	—	—	(103)	—	(103)

Net cash provided by (used in) investing activities	16,738	285	(3,239)	(3,280)	(18,400)	(7,896)

Cash flows from financing activities:
Book overdrafts	152	—	361	449	—	962
Repayments of long-term debt	—	(5,405)	(2,243)	(3,707)	—	(11,355)
Borrowings on revolving lines of credit	—	3,800	42,500	29,500	—	75,800
Repayments on revolving lines of credit	—	(3,800)	(43,900)	(29,500)	—	(77,200)
Exercise of stock options	8	—	—	—	—	8
Dividends/distributions	—	—	—	(18,400)	18,400	—
Transactions with Parent/affiliates	(6,199)	(238)	3,322	5,726	(2,611)	—

Net cash provided by (used in) financing activities	(6,039)	(5,643)	40	(15,932)	15,789	(11,785)

Net increase (decrease) in cash and cash equivalents	(578)	780	—	(35)	—	167
Cash and cash equivalents, beginning of year	755	138	—	9,626	—	10,519

Cash and cash equivalents, end of year	$177	$918	$—	$9,591	$—	10,686

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about our expectation that the hydropower conditions impacting our operations will return to normal during the third quarter of 2011, the expectation that our cash flows from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for several years, our intended use of the net proceeds remaining from the Parent Notes offering for general corporate purposes including the possible acquisition of new reserves, our expectation that distributions from ROVA and WRI will comprise a significant source of liquidity for us and that we expect to make approximately $5.4 million of pension plan contributions during the remainder of 2011 and expect a significant portion of these contributions to be made in Company stock.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include political, economic, business, competitive, market, weather and regulatory conditions and the following:
•	changes in our postretirement medical benefit and pension obligations and the impact of recently enacted healthcare legislation;
•	changes in our black lung obligations, changes in our experience related to black lung claims, and the impact of recently enacted healthcare legislation;
•	our potential inability to expand or continue current coal operations due to limitations in obtaining bonding capacity for new mining permits;
•	our potential inability to maintain compliance with debt covenant requirements;
•	the potential inability of our subsidiaries to pay dividends to us due to restrictions in our debt arrangements, reductions in planned coal deliveries or other business factors;
•	our potential inability to enter into new coal supply agreements with existing customers due to the unfavorable result of competitive bid processes or the shutdown of a power facility due to new environmental legislation or regulations;
•	risks associated with the structure of ROVA’s contracts with its lenders, coal suppliers and power purchaser, which could dramatically affect the overall profitability of ROVA;
•	the effect of EPA inquiries and regulations on the operations of ROVA;
•	the effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers, including unplanned outages at our customers due to the impact of weather-related variances;
•	future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases; and
•	the other factors that are described in “Risk Factors” herein and under Part II, Item 1A and under Part I, Item 1A of the 2010 Form 10-K.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Overview
Westmoreland Coal Company is an energy company whose operations include five surface coal mines in Montana, North Dakota and Texas and two coal-fired power-generating units with a total capacity of 230 megawatts in North Carolina. We sold 25.2 million tons of coal in 2010. Our two principal operating segments consist of our coal and power segments. We also have two non-operating segments.
We are a holding company and conduct our operations through subsidiaries. We have significant cash requirements to fund our ongoing heritage health benefit costs and corporate overhead expenses. The principal sources of cash flow to us are distributions from our principal operating subsidiaries. As a result of the Parent Notes offering, discussed below, we have $41.7 million cash on hand at June 30, 2011. The indenture governing the Parent Notes also permits us to enter into a revolving credit facility at the Parent.
Recent Developments
In February 2011, we completed a private placement of $150.0 million of senior secured notes due in 2018, referred to herein as the Parent Notes. The net proceeds from the offering of the Parent Notes were used to pay all dividend arrearages on our Series A preferred stock; to repay all outstanding term and revolving line of credit debt at our Roanoke Valley power plants, or ROVA, and Westmoreland Resources, Inc., or WRI; to retire approximately $2.5 million of the outstanding principal owed on our senior secured convertible notes (the remaining principal balance of the senior secured convertible notes was converted to common stock); and for general corporate purposes. We a filed a registration statement with the SEC on June 4, 2011 pursuant to which we are offering to exchange the Parent Notes for identical notes registered under the Securities Act of 1933. We are making this exchange offer solely to satisfy our obligations under a registration rights agreement relating to the Parent Notes.
Results of Operations
Items that Affect Comparability of Our Results
For the three and six months ended June 30, 2011 and 2010, our results have included items that do not relate directly to ongoing operations. The expense components of these items were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Loss on extinguishment of debt	$—	$—	$(17,030)	$—
Fair value adjustment on derivatives and related amortization of debt discount	—	4,312	(3,215)	(512)

Impact (pre-tax)	$—	$4,312	$(20,245)	$(512)

Items recorded in the three and six months ended June 30, 2011
•	In the six months ended June 30, 2011, and as a result of the Parent Notes offering, we recorded $17.0 million of loss on extinguishment of debt. The loss included a $9.1 million make-whole payment for ROVA’s debt and $7.9 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs and convertible debt conversion expense.
•	In the six months ended June 30, 2011, upon the Parent Notes offering and subsequent retirement of our convertible debt, we recorded an expense of $3.1 million resulting from the mark-to-market accounting for the conversion feature in the notes with $0.1 million of interest expense of a related debt discount.

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
Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010
Summary
Our second quarter 2011 revenues decreased to $112.1 million compared with $127.6 million in the second quarter of 2010. This decrease was primarily driven by a decrease in our coal segment revenues due mostly to favorable hydropower conditions, which displaced our customers’ coal-generated power. Record high levels of snow in the Pacific Northwest displaced power primarily at our Rosebud Mine. Coal revenues also decreased due to flooding conditions which disrupted rail service to our Absaloka Mine and the expiration of an unprofitable coal contract at our Rosebud Mine. The above decreases in our coal segment revenues were partially offset with an increase in our power segment revenues of $0.2 million related to an increase in megawatt hours sold as a result of shorter planned outages.
Our second quarter 2011 net loss applicable to common shareholders increased to $7.7 million compared with $0.9 million of income in the second quarter of 2010. Excluding $4.3 million of second quarter 2010 income discussed in Items that Affect Comparability of Our Results, our net loss increased by $4.4 million. The primary factors, in aggregate, driving this increase in net loss were:

Three Months
Ended
June 30, 2011
(In millions)

Decrease in our coal segment operating income primarily driven by hydropower and flooding conditions, partially offset with the expiration of an unprofitable coal contract at our Rosebud Mine	$(3.6)
Increase in interest expense primarily due to the Parent Notes offering	(2.2)
Increase in our power segment operating income primarily from decreased maintenance costs	1.1
Increase due to other factors	0.3

$(4.4)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Coal Segment Operating Results
The following table shows comparative coal revenues, operating income and sales volume and percentage changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2011	2010	$	%
Revenues (in thousands)	$90,776	$106,458	$(15,682)	(14.7)%
Operating income (in thousands)	2,080	5,721	(3,641)	(63.6)%
Adjusted EBITDA (in thousands)[1]	13,906	17,675	(3,769)	(21.3)%
Tons sold — millions of equivalent tons	4.4	6.1	(1.7)	(27.9)%
Operating income per ton sold	$0.47	$0.94	$(0.47)	(50.0)%

1)	Adjusted EBITDA is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.
Our second quarter 2011 coal segment revenues decreased to $90.8 million compared with $106.5 million in the second quarter of 2010. This $15.7 million decrease was primarily due to favorable hydropower conditions, which displaced our customers’ coal-generated power. Coal revenues also decreased due to flooding conditions which disrupted rail service to our Absaloka Mine and to the expiration of an unprofitable coal contract at our Rosebud Mine.
Our coal segment operating income was $2.1 million in the second quarter of 2011 compared to $5.7 million in the second quarter of 2010. This $3.6 million decrease was primarily driven by favorable hydropower conditions and flooding conditions explained above, partially offset with the expiration of an unprofitable coal contract at our Rosebud Mine.
We expect the hydropower conditions impacting our operations to return to normal during the third quarter of 2011.
Power Segment Operating Results
The following table shows comparative power revenues, operating income, production and percentage changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2011	2010	$	%
	(In thousands)
Revenues	$21,364	$21,174	$190	0.9%
Operating income	2,450	1,307	1,143	87.5%
Adjusted EBITDA[1]	5,363	4,002	1,361	34.0%
Megawatts hours	402	368	34	9.2%

1)	Adjusted EBITDA is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.
Our second quarter 2011 power segment revenues increased to $21.4 million compared to $21.2 million in second quarter 2010. This $0.2 million increase is primarily from increased megawatt hours sold as a result of shorter planned outages.
Our power segment operating income increased to $2.5 million in the second quarter of 2011 compared to $1.3 million in the second quarter of 2010. This $1.1 million increase was primarily from decreased maintenance costs.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Heritage Segment Operating Results
The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2011	2010	$	%
	(In thousands)
Health care benefits	$2,308	$1,942	$366	18.8%
Combined benefit fund payments	686	756	(70)	(9.3)%
Workers’ compensation benefits	165	230	(65)	(28.3)%
Black lung benefits	282	466	(184)	(39.5)%

Total heritage health benefit expenses	3,441	3,394	47	1.4%

Selling and administrative costs	375	367	8	2.2%

Heritage segment operating loss	$3,816	$3,761	$55	1.5%

Our second quarter 2011 heritage operating expenses of $3.8 million are comparable to the operating expenses for the second quarter of 2010.
Corporate Segment Operating Results
Our corporate segment operating expenses for the second quarter of 2011 of $1.7 million is comparable to $1.9 million in the second quarter of 2010.
Nonoperating Results (including interest expense, other income and income tax benefit)
Our interest expense for the second quarter of 2011 increased to $7.6 million compared with $5.8 million for the second quarter of 2010. This increase was primarily due to the higher overall debt levels resulting from the Parent Notes offering.
Our other income for the second quarter of 2011 decreased to $0.2 million compared with $4.7 million of income for the second quarter of 2010. Excluding the $4.6 million impact of the fair value adjustment on derivatives discussed in Items that Affect Comparability of Our Results, our other income increased $0.2 million primarily due to gains on sales of securities during the second quarter of 2011.
Our income tax benefit for the second quarter of 2011 increased to $0.2 million compared with less than $0.1 million for the second quarter of 2010. This increase was due to lower taxable income.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Summary
Our revenues for the first six months of 2011 decreased to $239.9 million compared with $254.1 million in the first six months of 2010. This decrease was primarily driven by a decrease in our coal segment revenues due mostly to favorable hydropower conditions, which displaced our customers’ coal-generated power. Record high levels of snow in the Pacific Northwest displaced power primarily at our Rosebud Mine. Coal revenues also decreased due to flooding conditions which disrupted rail service to our Absaloka Mine and to the expiration of an unprofitable coal contract at our Rosebud Mine. The above decreases in our coal segment revenues were partially offset with an increase in our power segment revenues of $0.9 million related to an increase in megawatt hours sold as a result of shorter planned outages.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Our net loss applicable to common shareholders for the first six months of 2011 increased to $25.7 million compared with a $2.3 million loss in the first six months of 2010. Excluding the $20.2 million of expenses in the first six months of 2011 and the $0.5 million of expenses in the first six months of 2010 discussed in Items that Affect Comparability of Our Results, our net loss increased by $3.7 million. The primary factors, in aggregate, driving this increase in net loss were:

Six Months
Ended
June 30, 2011
(In millions)
Increase in interest expense primarily due to the Parent Notes offering	$(3.6)
Decrease in our coal segment operating income primarily driven by hydropower and flooding conditions, partially offset with the expiration of an unprofitable coal contract at our Rosebud Mine	(2.2)
Increase in our power segment operating income primarily from an increase in megawatt hours sold as a result of shorter planned outages, and decreased maintenance costs	1.6
Increase due to other factors	0.5

$(3.7)

Coal Segment Operating Results
The following table shows comparative coal revenues, operating income and production, and percentage changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2011	2010	$	%
Revenues (in thousands)	$194,911	$210,008	$(15,097)	(7.2)%
Operating income (in thousands)	10,898	13,075	(2,177)	(16.7)%
Adjusted EBITDA (in thousands)[1]	35,191	37,913	(2,722)	(7.2)%
Tons sold — millions of equivalent tons	10.0	12.3	(2.3)	(18.7)%
Operating income per ton sold	$1.09	$1.06	$0.03	2.8%

1)	Adjusted EBITDA is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.
Our coal segment revenues for the first six months of 2011 decreased to $194.9 million compared with $210.0 million in the first six months of 2010. This $15.1 million decrease was primarily due to favorable hydropower conditions, which displaced our customers’ coal-generated power. Coal revenues also decreased due to flooding conditions which disrupted rail service to our Absaloka Mine and to the expiration of an unprofitable coal contract at our Rosebud Mine.
Our coal segment’s operating income decreased to $10.9 million in the first six months of 2011 compared to $13.1 million in the first six months of 2010. This $2.2 million decrease was primarily driven by favorable hydropower conditions and flooding conditions explained above, partially offset with the expiration of an unprofitable coal contract at our Rosebud Mine.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Power Segment Operating Results
The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2011	2010	$	%
	(In thousands)
Revenues	$44,993	$44,063	$930	2.1%
Operating income	7,070	5,477	1,593	29.1%
Adjusted EBITDA[1]	12,715	10,883	1,832	16.8%
Megawatts hours	837	802	35	4.4%

1)	Adjusted EBITDA is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.
Our power segment revenues for the first six months of 2011 increased to $45.0 million compared to $44.1 million in the first six months of 2010. This increase related to an increase in megawatt hours sold as a result of shorter planned outages.
Our power segment’s operating income increased to $7.1 million in the first six months of 2011 compared to $5.5 million in the first six months of 2010. This $1.6 million increase resulted primarily from an increase in megawatt hours sold as a result of shorter planned outages, and decreased maintenance costs.
Heritage Segment Operating Results
The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2011	2010	$	%
	(In thousands)
Health care benefits	$4,763	$4,619	$144	3.1%
Combined benefit fund payments	1,371	1,512	(141)	(9.3)%
Workers’ compensation benefits	323	365	(42)	(11.5)%
Black lung benefits	762	813	(51)	(6.3)%

Total heritage health benefit expenses	7,219	7,309	(90)	(1.2)%

Selling and administrative costs	767	707	60	8.5%

Heritage segment operating loss	$7,986	$8,016	$(30)	(0.4)%

Our heritage operating expenses for the first six months of 2011 are comparable to the operating expense for the first six months of 2010.
Corporate Segment Operating Results
Our corporate segment’s operating expenses for the first six months of 2011 of $3.5 million is comparable to $3.9 million in the first six months of 2010.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Nonoperating Results (including interest expense, other income (expense) and income tax benefit)
Our interest expense for the first six months of 2011 increased to $14.6 million compared with $11.5 million for the first six months of 2010. This increase was primarily due to the higher overall debt levels resulting from the Parent Notes offering.
Our other expense for the first six months of 2011 increased to $2.8 million compared with $0.9 million of income for the first six months of 2010. Excluding the $3.2 million impact of the fair value adjustment on derivatives discussed in Items that Affect Comparability of Our Results, our other expense increased $0.5 million primarily due to gains on sales of securities during the first six months of 2010.
Our income tax benefit for the first six months of 2011 increased to $0.6 million compared with $0.1 million for the first six months of 2010. This increase was due to lower taxable income.
Reconciliation of Adjusted EBITDA to Net Income (Loss)
The discussion in “Results of Operations” in 2011 and 2010 includes references to our Adjusted EBITDA results. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
The tables below show how we calculate EBITDA and Adjusted EBITDA, including a breakdown by segment for Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Reconciliation of Adjusted EBITDA to net income (loss)
Net income (loss)	$(7,915)	$706	$(26,647)	$(3,038)

Income tax benefit from continuing operations	(161)	(47)	(621)	(137)
Other loss (income)	(240)	(4,726)	2,777	(891)
Interest income	(329)	(367)	(711)	(777)
Loss on extinguishment of debt	—	—	17,030	—
Interest expense	7,645	5,767	14,612	11,490
Depreciation, depletion and amortization	11,004	11,078	22,249	22,471
Accretion of ARO and receivable	2,700	2,837	5,400	5,840
Amortization of intangible assets and liabilities	164	151	327	236

EBITDA	12,868	15,399	34,416	35,194

Loss on sale of assets	241	19	324	90
Share-based compensation	1,139	966	2,792	2,329

Adjusted EBITDA	$14,248	$16,384	$37,532	$37,613

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Adjusted EBITDA by Segment
Coal	$13,906	$17,675	$35,191	$37,913
Power	5,363	4,002	12,715	10,883
Heritage	(3,817)	(3,761)	(7,987)	(8,016)
Corporate	(1,204)	(1,532)	(2,387)	(3,167)

Total	$14,248	$16,384	$37,532	$37,613

Liquidity and Capital Resources
At June 30, 2011, we had $41.7 million of cash and cash equivalents and $23.1 million of available borrowing capacity under our Westmoreland Mining LLC, or WML, revolving line of credit. We anticipate that our cash flows from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for several years.
Parent Notes Offering and Use of Proceeds
On February 4, 2011, we issued the Parent Notes, which are $150.0 million of 10.750% senior secured notes. Our subsidiary, Westmoreland Partners, was a co-issuer of the notes. Interest is due at an annual fixed rate of 10.750% and will be paid in cash semi-annually, in arrears, on February 1 and August 1 of each year which began August 1, 2011. The Parent Notes mature February 1, 2018. They are fully and unconditionally guaranteed by Westmoreland Energy LLC and WRI and their respective subsidiaries (other than Absaloka Coal, LLC) and by certain other subsidiaries.

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
Liquidity Limitations and Requirements
The cash at WML is available to us through quarterly distributions. The WML credit agreement requires a debt service account and imposes timing and other restrictions on the ability of WML to distribute funds to us. Cash available from WML is affected beginning in June of this year by payments due in respect of principal on the WML Notes. Following the February 4, 2011 Parent Notes offering, we expect that distributions from ROVA and WRI will comprise a significant source of liquidity for us. The cash at WRM is also available to us through dividends, subject to maintaining a statutory minimum level of capital, which was two hundred and fifty thousand at June 30, 2011.
Our liquidity continues to be affected by payments on our heritage health and pension obligations as follows:

		2011 Remaining
	Year-to-date	Expected
	2011 Actual	Amounts
	(In millions)
Postretirement medical benefits	$6.3	$7.3
Pension contributions(1)	2.0	5.4
CBF premiums	1.4	1.3
Workers’ compensation benefits	0.3	0.7

(1)	Of the 2011 pension contribution, $0.5 million was made through the contribution of Company stock. We expect a significant portion of the remaining pension contributions to be made in Company stock.
In addition to the Parent Notes mentioned above, WML has $122.5 million of fixed rate term debt outstanding at June 30, 2011. Principal on the notes is scheduled to be paid as follows: $5.0 million during the remainder of 2011, $14.0 million in 2012, $18.0 million in 2013, $18.0 million in 2014, $20.0 million in 2015, $20.0 million in 2016, $22.0 million in 2017 and the remaining $5.5 million in 2018. The revolving credit facility has a borrowing limit of $25.0 million and matures in June 2013. At June 30, 2011, WML had no outstanding balance under the revolving credit facility and a letter of credit of $1.9 million supported by the revolving credit facility, leaving it with $23.1 million of unused borrowings. WML’s revolving line of credit is only available to fund the operations of its subsidiaries.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash provided by (used in):
Operating activities	$24,320	$19,848
Investing activities	(14,477)	(7,896)
Financing activities	26,120	(11,785)
Cash Flow from Operations
Cash provided by operating activities increased $4.5 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to favorable changes in working capital.
Cash used in investing activities increased $6.6 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Additions to property, plant and equipment were $12.0 million for the six months ended June 30, 2011 compared to $9.5 million for the same period in 2010. In addition, cash used for restricted investments and bond collateral increased $4.9 million primarily due to debt reserve funding.
Cash provided by financing activities increased by $37.9 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily as a result of the Parent Notes offering.
Our working capital deficit at June 30, 2011 decreased by $27.2 million to $8.6 million compared to a $35.8 million deficit at December 31, 2010 primarily as a result of a $36.0 million increase in cash and cash equivalents mostly due to the Parent Notes offering.
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
There were no material changes to our off-balance sheet arrangements during the six months ended June 30, 2011. Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Form 10-K.
Newly Adopted Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a description of recently issued and adopted accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than the changes noted below, there have been no material changes in our market risk during the six months ended June 30, 2011. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our 2010 Form 10-K for the fiscal year ended December 31, 2010.
Interest Rate Risk
Our exposure to changes in interest rates results from our debt obligations shown in the table below that are indexed to either the prime rate or LIBOR. Based on balances outstanding as of June 30, 2011, a change of one percentage point in the prime interest rate or LIBOR would increase or decrease interest expense on an annual basis by the amount shown below:

Effect of 1%
increase
or 1% decrease
(In thousands)

WML revolving line of credit	$—
ITEM 4
CONTROLS AND PROCEDURES
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2011. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
Additionally, there have been no changes in internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In 2010, approximately 65% of our total revenues were derived from coal sales to four power plants: Colstrip Units 3&4 (24% of our 2010 revenues), Limestone Generating Station (16%) and Colstrip Units 1&2 (13%) and Sherburne County Station (12%). Interruption in the purchases of coal from our operations by our principal customers could significantly affect our revenues. Unscheduled maintenance outages at our customers’ power plants, unseasonably moderate weather, higher-than-anticipated hydro season that results in our key customers not being dispatched or increases in the production of alternative clean-energy generation such as wind power could cause our customers to reduce their purchases. In addition, new environmental regulations could compel our customer of the Jewett Mine to purchase more compliance coal, reducing or eliminating our sales to them. Four of our five mines are dedicated to supplying customers located adjacent to or near the mines, and these mines may have difficulty identifying alternative purchasers of their coal if their existing customers suspend or terminate their purchases. The reduction in the sale of our coal would adversely affect our operating results. In addition, if any of our major customers became unable to pay for contracted amounts of coal, our results of operation and liquidity would be adversely affected.
Additionally, certain of our long-term contracts are set to expire in the next several years. Our contracts with the Sherburne County Station are three-year rolling contracts, with one-third of the tonnage expiring on an annual basis. Our contract with Coyote Station, located adjacent to our Beulah mine, expires in May 2016. We are currently working with the Coyote Station owners in a competitive bid process for another long-term supply contract. Our contract with Colstrip Units 3&4 expires in December 2019. Should we be unable to successfully renew any or all of these expiring contracts, the reduction in the sale of our coal would adversely affect our operating results and liquidity and could result in significant impairments to the affected mine should the mine be unable to execute a new long-term coal supply agreement.
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

PART II
OTHER INFORMATION (CONT.)
ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 18, 2011, the Company made contributions totaling 25,000 shares of the Company’s common stock (the “Shares”) to one of the Company’s employee pension plans to satisfy certain funding obligations. The Shares were valued at 25,000 shares at $17.97 or $0.4 million in the aggregate. The Shares were contributed to the plans in lieu of cash contributions in private placement transactions made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company will not receive any proceeds from the contribution.
ITEM 5
OTHER INFORMATION
Section 1503. Reporting Requirements Regarding Coal or Other Mine Safety.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was enacted. Section 1503 of the Act contains new reporting requirements regarding coal or other mine safety. Westmoreland Coal Company is committed to providing a safe workplace for all of our employees. Recently, two of our mines received the Montana Governor’s Award for Health and Safety, one in the Large Mining category and one in the Small Mining category. In addition, our Beulah Mine received the Lignite Energy Council’s Safety Excellence Award for the lowest accident incident rate in the lignite industry for 2010 and the Rocky Mountain Coal Mining Institute Surface Mine Safety Award for the surface mine with the lowest reportable rate of incidents in the eight-member state region in 2010. Our other mines had excellent safety records in 2010, which continued through the second quarter of 2011. We continue to engage proactively with federal and state agencies in support of measures that can improve the safety and well-being of our employees.
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

	(A)	(B)	(C)	(D)	(E)	(F)		(G)	(H)
						Proposed			Pending
	Section	Section	Section	Section	Section	Assessments			Legal
Mine Name/ID	104 S&S	104(b)	104(d)	110(b)(2)	107(a)	($)		Fatalities	Action
Rosebud Mine & Crusher Conveyor / 24-01747	—	—	—	—	—	—		—	—
Absaloka Mine / 24-00910	—	—	—	—	—	—		—	—
Savage Mine / 24-00106	—	—	—	—	—	—		—	—
Jewett Mine / 41-03164	1	—	—	—	—	—	I	—	—
Beulah Mine / 32-00043	2	—	—	—	—	2,010		—	—

(A)	The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Safety and Health Act of 1977 (30 U.S.C. 814) for which the operator received a citation from the Mine Safety and Health Administration.

(B)	The total number of orders issued under section 104(b) of such Act (30 U.S.C. 814(b)).

(C)	The total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under section 104(d) of such Act (30 U.S.C. 814(d)).

(D)	The total number of flagrant violations under section 110(b)(2) of such Act (30 U.S.C. 820(b)(2)).

(E)	The total number of imminent danger orders issued under section 107(a) of such Act (30 U.S.C. 817(a)).

(F)	The total dollar value of proposed assessments from the Mine Safety and Health Administration under such Act (30 U.S.C. 801 et seq.).

(G)	The total number of mining-related fatalities.

(H)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mine.

(I)	Not assessed as of 6/30/2011.

PART II
OTHER INFORMATION (CONT.)
ITEM 6
EXHIBITS
See Exhibit Index at page 49 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY
Date: August 5, 2011	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer and Treasurer (A Duly Authorized Officer)

Date: August 5, 2011	/s/ Russell H. Werner
Russell H. Werner
Controller and Principal Accounting Officer (A Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit			File		Filing	Filed	Submitted
Number	Exhibit Description	Form	Number	Exhibit	Date	Herewith	Herewith

10.9	Severance Policy					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL). Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”
X