Form 10-Q
period 2011-09-30
WESTMORELAND COAL Co
filed 2011-11-08
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2011: 13,781,417 shares of common stock, $2.50 par value.

PAGE

PART I — FINANCIAL INFORMATION	3

ITEM 1 — FINANCIAL STATEMENTS	3

ITEM 1 — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44

ITEM 4 — CONTROLS AND PROCEDURES	44

PART II — OTHER INFORMATION	45

ITEM 1 — LEGAL PROCEEDINGS	45

ITEM 1A — RISK FACTORS	45

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46

ITEM 5 — OTHER INFORMATION	46

ITEM 6 — EXHIBITS	48

SIGNATURES	49

EXHIBIT INDEX	50

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$43,229	$5,775
Receivables:
Trade	46,698	50,578
Contractual third-party reclamation receivables	7,427	7,743
Other	4,002	4,545

	58,127	62,866

Inventories	25,841	23,571
Other current assets	6,713	5,335

Total current assets	133,910	97,547

Property, plant and equipment:
Land and mineral rights	84,033	83,824
Capitalized asset retirement cost	114,856	114,856
Plant and equipment	519,233	506,661

	718,122	705,341
Less accumulated depreciation, depletion and amortization	(319,841)	(288,386)

Net property, plant and equipment	398,281	416,955

Advanced coal royalties	3,138	3,695
Reclamation deposits	70,801	72,274
Restricted investments and bond collateral	56,933	55,384
Contractual third-party reclamation receivables, less current portion	89,656	87,739
Deferred income taxes	—	2,458
Intangible assets, net of accumulated amortization of $10.3 million and $9.1 million at September 30, 2011 and December 31, 2010, respectively	5,297	6,555
Other assets	10,951	7,699

Total Assets	$768,967	$750,306

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Balance Sheets (Continued)
(Unaudited)

	September 30,	December 31,
	2011	2010
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$19,796	$14,973
Accounts payable and accrued expenses:
Trade	43,920	46,247
Production taxes	27,896	26,317
Workers’ compensation	946	954
Postretirement medical benefits	13,581	13,581
SERP	304	304
Deferred revenue	12,014	10,209
Asset retirement obligations	16,677	14,514
Other current liabilities	4,682	6,241

Total current liabilities	139,816	133,340

Long-term debt, less current installments	266,664	208,731
Revolving lines of credit	—	18,400
Workers’ compensation, less current portion	9,279	9,424
Excess of pneumoconiosis benefit obligation over trust assets	3,611	2,246
Postretirement medical benefits, less current portion	196,230	197,279
Pension and SERP obligations, less current portion	13,026	20,462
Deferred revenue, less current portion	68,320	75,395
Asset retirement obligations, less current portion	230,010	227,129
Intangible liabilities, net of accumulated amortization $10.2 million at September 30, 2011 and $9.4 million at December 31, 2010, respectively	7,899	8,663
Other liabilities	8,480	11,592

Total liabilities	943,335	912,661

Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; Issued and outstanding 159,960 shares at September 30, 2011, and 160,129 shares at December 31, 2010, respectively	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares; Issued and outstanding 13,762,177 shares at September 30, 2011, and 11,160,798 shares at December 31, 2010, respectively	34,404	27,901
Other paid-in capital	125,498	98,466
Accumulated other comprehensive loss	(57,195)	(57,680)
Accumulated deficit	(269,990)	(226,740)

Total Westmoreland Coal Company shareholders’ deficit	(167,123)	(157,893)
Noncontrolling interest	(7,245)	(4,462)

Total deficit	(174,368)	(162,355)

Total Liabilities and Shareholders’ Deficit	$768,967	$750,306

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenues	$132,449	$124,080	$372,353	$378,152

Costs, expenses and other:
Cost of sales	100,164	94,208	288,964	296,366
Depreciation, depletion and amortization	11,612	10,964	33,861	33,435
Selling and administrative	9,884	8,930	28,224	28,578
Heritage health benefit expenses	3,896	4,241	11,115	11,550
Loss on sales of assets	91	165	415	256
Other operating income	(1,769)	(2,267)	(5,236)	(6,519)

	123,878	116,241	357,343	363,666

Operating income	8,571	7,839	15,010	14,486

Other income (expense):
Interest expense	(7,650)	(5,756)	(22,262)	(17,245)
Loss on extinguishment of debt	—	—	(17,030)	—
Interest income	423	603	1,134	1,380
Other income (loss)	147	17	(2,630)	907

	(7,080)	(5,136)	(40,788)	(14,958)

Income (loss) before income taxes	1,491	2,703	(25,778)	(472)
Income tax expense (benefit)from operations	(84)	285	(706)	149

Net income (loss)	1,575	2,418	(25,072)	(621)
Less net loss attributable to noncontrolling interest	(1,154)	(435)	(2,783)	(1,878)

Net income (loss) attributable to the Parent company	2,729	2,853	(22,289)	1,257
Less preferred stock dividend requirements	340	340	1,020	1,020

Net income (loss) applicable to common shareholders	$2,389	$2,513	$(23,309)	$237

Net income (loss) per share applicable to common shareholders:
Basic	$0.18	$0.23	$(1.79)	$0.02
Diluted	0.18	0.23	(1.79)	0.02

Weighted average number of common shares outstanding:
Basic	13,384	10,849	12,990	10,676
Diluted	13,442	10,911	12,990	10,758

Net income (loss) (from above)	$1,575	$2,418	$(25,072)	$(621)
Other comprehensive income (loss):
Amortization of accumulated actuarial gains or losses, pension	442	332	1,212	996
Amortization of accumulated actuarial gains or losses, transition obligations and prior service costs, postretirement medical benefits	(72)	(68)	(216)	(206)
Tax effect of other comprehensive income gains	(141)	—	(308)	—
Unrealized and realized gains and losses on available-for-sale securities	(12)	262	(203)	(345)

Comprehensive income (loss)	$1,792	$2,944	$(24,587)	$(176)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statement of Shareholders’ Deficit
Nine Months Ended September 30, 2011
(Unaudited)

						Accumulated			Total
						Other		Non-	Shareholders’
	Preferred Stock		Common Stock		Other Paid-	Compre-	Accumulated	controlling	Equity
	Shares	Amount	Shares	Amount	In Capital	hensive Loss	Deficit	Interest	(Deficit)
	(In thousands; except shares data)

Balance at December 31, 2010	160,129	$160	11,160,798	$27,901	$98,466	$(57,680)	$(226,740)	$(4,462)	$(162,355)

Preferred dividends declared	—	—	—	—	—	—	(20,961)	—	(20,961)

Common stock issued as compensation	—	—	190,916	477	3,331	—	—	—	3,808

Common stock options exercised	—	—	31,200	78	344	—	—	—	422

Conversion of convertible notes and securities	(169)	—	1,879,098	4,698	20,787	—	—	—	25,485

Common stock issued to pension plan assets	—	—	450,000	1,125	3,132	—	—	—	4,257

Issuance of restricted stock	—	—	50,165	125	(562)	—	—	—	(437)

Net loss	—	—	—	—	—	—	(22,289)	(2,783)	(25,072)

Tax effect of other comprehensive income gains	—	—	—	—	—	(308)	—	—	(308)

Amortization of accumulated actuarial gains or losses, pension	—	—	—	—	—	1,212	—	—	1,212

Amortization of accumulated actuarial gains or losses, transition obligations and prior service costs, postretirement medical benefits	—	—	—	—	—	(216)	—	—	(216)
Unrealized and realized gains and losses on available-for-sale securities	—	—	—	—	—	(203)	—	—	(203)

Balance at September 30, 2011	159,960	$160	13,762,177	$34,404	$125,498	$(57,195)	$(269,990)	$(7,245)	$(174,368)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(25,072)	$(621)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	33,861	33,435
Accretion of asset retirement obligation and receivable	8,100	8,687
Amortization of intangible assets and liabilities, net	494	348
Non-cash tax benefits	(308)	—
Share-based compensation	3,808	3,206
Loss on sales of assets	415	256
Non-cash interest expense	—	1,236
Amortization of deferred financing costs	1,886	1,691
Loss on extinguishment of debt	17,030	—
Gain on sales of investment securities	(150)	(604)
Loss (gain) on derivative instruments	3,079	(132)
Changes in operating assets and liabilities:
Receivables, net	4,773	(3,916)
Inventories	(2,270)	995
Excess of pneumoconiosis benefit obligation over trust assets	1,365	1,190
Accounts payable and accrued expenses	1,361	10,715
Deferred revenue	(5,270)	(1,141)
Accrual for workers’ compensation	(153)	(143)
Asset retirement obligation	(4,657)	(4,543)
Accrual for postretirement medical benefits	(1,265)	(2,258)
Pension and SERP obligations	(1,967)	(3,789)
Other assets and liabilities	(1,032)	(7,028)

Net cash provided by in operating activities	34,028	37,584

Cash flows from investing activities:
Additions to property, plant and equipment	(15,103)	(15,645)
Change in restricted investments and bond collateral and reclamation deposits	(3,479)	(4,118)
Net proceeds from sales of assets	87	389
Proceeds from sale of restricted investments	3,350	2,307
Receivable from customer for property and equipment purchases	(350)	117

Net cash used in investing activities	(15,495)	(16,950)

Cash flows from financing activities:
Change in book overdrafts	(635)	(1,389)
Borrowings from long-term debt, net of debt discount	142,500	—
Repayments of long-term debt	(69,186)	(17,702)
Borrowings on revolving lines of credit	87,200	122,100
Repayments of revolving lines of credit	(105,600)	(118,100)
Debt issuance and other refinancing costs	(14,819)	—
Preferred dividends paid	(20,961)	—
Exercise of stock options	422	8

Net cash provided by (used in) financing activities	18,921	(15,083)

Net increase in cash and cash equivalents	37,454	5,551
Cash and cash equivalents, beginning of period	5,775	10,519

Cash and cash equivalents, end of period	$43,229	$16,070

Non-cash transactions:
Capital leases	$531	$866
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
The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011.
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
Accounting Pronouncements Not Yet Implemented
In September 2011, accounting guidance was issued which requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. This standard is effective for annual periods ending after December 15, 2011. The Company has determined that the adoption of this standard will affect the Company’s disclosures but will not have a material effect on the Company’s financial position or results of operations.

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
3. INVENTORIES
Inventories consisted of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Coal stockpiles	$792	$678
Coal fuel inventories	2,025	1,936
Materials and supplies	23,599	21,538
Reserve for obsolete inventory	(575)	(581)

Total	$25,841	$23,571

4. RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consists of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Coal Segment:
Westmoreland Mining — debt reserve account	$10,764	$7,514
Reclamation bond collateral:
Absaloka Mine	13,555	10,956
Rosebud Mine	12,264	12,263
Beulah Mine	1,270	1,270
Jewett Mine	—	3,001

Power Segment:
Letter of credit account	5,978	5,990
Debt protection account	—	905
Repairs and maintenance account	—	1,067
Ash reserve account	—	602

Corporate Segment:
Postretirement medical benefit bonds	6,645	5,466
Workers’ compensation bonds	6,457	6,350

Total restricted investments and bond collateral	$56,933	$55,384

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at September 30, 2011 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$42,525	$42,525
Time deposits	7,698	7,698
Held-to-maturity securities	4,923	5,297
Available-for-sale securities	1,787	1,787

	$56,933	$57,307

The Company recorded a gain of $0.1 million on the sale of available-for-sale securities held as restricted investments and bond collateral in the nine months ended September 30, 2011.
Following the Parent Notes offering in February 2011 discussed in Note 5, ROVA is no longer required to maintain its debt protection accounts, ash reserve account or the repairs and maintenance account.
Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral
The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at September 30, 2011 is as follows (in thousands):

Amortized cost	$4,923
Gross unrealized holding gains	414
Gross unrealized holding losses	(40)

Fair value	$5,297

Maturities of held-to-maturity securities are as follows at September 30, 2011:

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$123	$120
Due in five years or less	3,067	3,116
Due after five years to ten years	792	967
Due in more than ten years	941	1,094

	$4,923	$5,297

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at September 30, 2011 is as follows (in thousands):

Cost basis	$1,566
Gross unrealized holding gains	221

Fair value	$1,787

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Company’s lines of credit and long-term debt consist of the following:

	Total Debt Outstanding
	September 30,	December 31,
	2011	2010
	(In thousands)
Corporate:
Senior secured notes	$150,000	$—
Convertible notes	—	18,495
Debt discount	(7,020)	(4,823)
Westmoreland Mining, LLC:
Revolving line of credit	—	1,500
Term debt	120,000	125,000
Capital lease obligations	15,163	18,407
Other term debt	2,172	2,556
Westmoreland Resources, Inc.:
Revolving line of credit	—	16,900
Term debt	—	9,600
Capital lease obligations	6,145	7,821
ROVA:
Term debt	—	46,220
Debt premiums	—	428

Total debt outstanding	286,460	242,104
Less current portion	(19,796)	(14,973)

Total debt outstanding, less current portion	$266,664	$227,131

The following table presents aggregate contractual debt maturities of all long-term debt and the lines of credit at September 30, 2011 (in thousands):

Remainder of 2011	$4,347
2012	21,639
2013	24,944
2014	22,630
2015	21,910
Thereafter	198,010

Total	293,480
Less: debt discount	(7,020)

Total debt	$286,460

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
As a result of this offering, the Company recorded a $17.0 million loss on extinguishment of debt in the nine months ended September 30, 2011. The loss included a $9.1 million make-whole payment for ROVA’s debt and $7.9 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs and convertible debt conversion expense.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The indenture governing the Parent Notes contains, among other provisions, events of default and various affirmative and negative covenants. As of September 30, 2011, the Company was in compliance with all covenants.
Westmoreland Mining LLC
WML has outstanding $120.0 million in term debt as of September 30, 2011 and is party to a revolving credit facility with a maximum availability of $25.0 million. In the nine months ended September 30, 2011, WML repaid $5.0 million on its term debt and $4.0 million of its capital lease obligations and other term debt. WML entered into capital lease agreements in the amount of $0.4 million during the nine months ended September 30, 2011. The weighted average interest rate for WML’s capital leases and other term debt was 8.01% and 6.18%, respectively, at September 30, 2011.
The available balance on the $25.0 million revolving line of credit at September 30, 2011 was $23.1 million. The revolving line of credit supports a $1.9 million letter of credit, which reduces the available balance. The interest rate on the revolving line of credit was 3.75% at September 30, 2011.
WML’s lending arrangements contain, among other provisions, events of default and various affirmative and negative covenants. As of September 30, 2011, WML was in compliance with all covenants.
Westmoreland Resources, Inc.
In February 2011, proceeds from the Parent Note offering were used to pay off the outstanding balance of WRI’s term debt and revolving line of credit. In addition, WRI’s revolving line of credit was terminated in February 2011.
In the nine months ended September 30, 2011, WRI repaid $1.8 million of its capital lease obligations. WRI entered into capital lease agreements in the amount of $0.1 million during the nine months ended September 30, 2011. The weighted average interest rate for WRI’s capital leases was 6.72% at September 30, 2011.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$195	$147	$585	$458
Interest cost	1,186	1,168	3,554	3,505
Expected return on plan assets	(1,343)	(1,092)	(3,913)	(3,277)
Amortization of deferred items	442	332	1,212	996

Total net periodic benefit cost	$480	$555	$1,438	$1,682

The Company is required by a WML loan covenant to ensure that by 8.5 months after the end of the plan year, the value of its pension assets are at least 90% of the plan’s year end actuarially determined pension liability.
The Company contributed $3.2 million in cash and $4.2 million in company stock to its pension plans in the nine months ended September 30, 2011 and does not expect to make anymore pension plan contributions during the remainder of 2011.
Postretirement Medical Benefits
The Company provides postretirement medical benefits to retired employees and their dependents as mandated by the Coal Industry Retiree Health Benefit Act of 1992 and pursuant to collective bargaining agreements. The Company also provides these benefits to qualified full-time employees pursuant to collective bargaining agreements.
The Company incurred net periodic benefit costs of providing postretirement medical benefits as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$123	$133	$369	$403
Interest cost	2,628	2,625	7,883	7,874
Amortization of deferred items	(72)	(68)	(216)	(206)

Total net periodic benefit cost	$2,679	$2,690	$8,036	$8,071

The following table shows the net periodic medical benefit costs that relate to current operations and former mining operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Former mining operations	$2,316	$2,311	$6,944	$6,935
Current operations	363	379	1,092	1,136

Total net periodic benefit cost	$2,679	$2,690	$8,036	$8,071

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The costs for the former mining operations are included in Heritage health benefit expenses and the costs for current operations are included as operating expenses.
The Company expects to pay approximately $4.3 million for postretirement medical benefits during the remainder of 2011, net of Medicare Part D reimbursements. A total of $9.3 million was paid in the nine months ended September 30, 2011 net of Medicare Part D reimbursements.
7. HERITAGE HEALTH BENEFIT EXPENSES
The caption Heritage health benefit expenses used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Health care benefits	$2,445	$2,932	$7,208	$7,551
Combined benefit fund payments	686	756	2,057	2,268
Workers’ compensation benefits	162	175	485	540
Black lung benefits	603	378	1,365	1,191

Total	$3,896	$4,241	$11,115	$11,550

8.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLES, AND RECLAMATION DEPOSITS
The asset retirement obligations, contractual third-party reclamation receivables, and reclamation deposits for each of the Company’s mines and ROVA at September 30, 2011 are summarized below:

		Contractual Third-
	Asset Retirement	Party Reclamation	Reclamation
	Obligations	Receivables	Deposits
	(In thousands)
Rosebud	$109,266	$15,342	$70,801
Jewett	81,203	81,203	—
Absaloka	33,860	538	—
Beulah	18,756	—	—
Savage	2,846	—	—
ROVA	756	—	—

Total	$246,687	$97,083	$70,801

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Asset Retirement Obligations
Changes in the Company’s asset retirement obligations are as follows:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Asset retirement obligations, beginning of period	$241,643	$244,615
Accretion	15,058	14,830
Liabilities settled	(10,014)	(10,924)

Asset retirement obligations, end of period	246,687	248,521
Less current portion	(16,677)	(16,545)

Asset retirement obligations, less current portion	$230,010	$231,976

The Company’s contract with Coyote Station, located adjacent to our Beulah Mine, expires in May 2016. The Company has been negotiating with the Coyote Station owners in a competitive bid process for another long-term supply contract. Based on the direction of those negotiations, the Company will be changing various accounting estimates due to the uncertainty of entering into a new agreement upon the conclusion of the current contract in 2016. These changes in estimates will take effect in the fourth quarter of 2011 and will result in revised depreciable asset lives, coal reserve lives and asset retirement obligations. The Company expects increases in depreciation, depletion and accretion expense as a result of these changes in estimates. The Company has not yet determined an updated estimate of the asset retirement obligation related to the Beulah Mine, but does not expect the impact of the change to be material to its financial position.
Contractual Third-Party Reclamation Receivables
The Company has recognized an asset of $97.1 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.
Reclamation Deposits
The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at September 30, 2011 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$34,845	$34,845
Held-to-maturity securities	20,636	22,006
Time deposits	14,218	14,218
Available-for-sale securities	1,102	1,102

	$70,801	$72,171

The Company recorded a gain of $0.1 million on the sale of available-for-sale securities held as reclamation deposits in the nine months ended September 30, 2011.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Held-to-maturity and Available-for-sale Reclamation Deposits
The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at September 30, 2011 are as follows (in thousands):

Amortized cost	$20,636
Gross unrealized holding gains	1,412
Gross unrealized holding losses	(42)

Fair value	$22,006

Maturities of held-to-maturity securities at September 30, 2011 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Due in five years or less	$8,339	$8,466
Due after five years to ten years	6,236	6,717
Due in more than ten years	6,061	6,823

	$20,636	$22,006

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at September 30, 2011 are as follows (in thousands):

Cost basis	$1,000
Gross unrealized holding gains	102

Fair value	$1,102

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
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying Consolidated Balance Sheet are as follows:

	Balance Sheet	September 30,	December 31,
Derivative Instruments	Location	2011	2010
	(In thousands)
Convertible debt — conversion feature	Other liabilities	$—	$3,588

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The effect of derivative instruments not designated as hedging instruments on the accompanying Consolidated Statements of Operations are as follows:

		Three Months Ended		Nine Months Ended
	Statement of	September 30,		September 30,
Derivative Instruments	Operations Location	2011	2010	2011	2010
		(In thousands)
Convertible debt — conversion feature	Other income (loss)	$—	$—	$(3,079)	$102
Warrant	Other income (loss)	—	—	—	30
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
The table below sets forth, by level, the Company’s financial assets that are accounted for at fair value:

Fair Value at
September 30, 2011
Level 1
(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$1,787
Available-for-sale investments included in Reclamation deposits	1,102

Total assets	$2,889

The following table summarizes the change in the fair values of the derivative instrument liabilities categorized as Level 3:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(In thousands)
Beginning balance	$—	$3,588
Change in fair value	—	3,079
Settlements	—	(6,667)

Ending balance	$—	$—

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company calculates the fair value of its debt by using discount rate estimates based on interest rates as of September 30, 2011. The estimated fair values of the Company’s debt with fixed interest rates, excluding conversion feature values, are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2010	$185,320	$196,483
September 30, 2011	$262,980	$266,680
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
12. RESTRICTED STOCK UNITS, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (SARs)
The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Recognition of fair value of restricted stock units, stock options, and stock appreciation rights over vesting period; and issuance of common stock	$438	$208	$1,540	$792
Contributions of stock to the Company’s 401(k) plan	578	669	2,268	2,414

Total share-based compensation expense	$1,016	$877	$3,808	$3,206

Restricted Stock Units
A summary of restricted stock unit activity for the nine months ended September 30, 2011 is as follows:

			Unamortized
		Weighted Average	Compensation
		Grant-Date Fair	Expense
	Units	Value	(In thousands)
Non-vested at December 31, 2010	192,697	$8.13
Granted	189,721	$15.15
Vested	(73,203)	8.13
Forfeited	(1,056)	$8.11

Non-vested at September 30, 2011	308,159	$12.45	$3,152	(1)

[1]	Expected to be recognized over the next three years.
In April 2011, 172,081 restricted stock units were granted, of which 86,052 units will vest ratably over a three-year period. The remaining 86,029 units are performance based, which will vest and pay out at the end of a three-year period if performance goals are met.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Stock Options
Information with respect to stock option activity for the nine months ended September 30, 2011 is as follows:

			Weighted Average		Unamortized
		Weighted	Remaining	Aggregate	Compensation
	Stock	Average	Contractual Life	Intrinsic Value	Expense
	Options	Exercise Price	(in years)	(In thousands)	(In thousands)
Outstanding at December 31, 2010	318,590	$18.99
Exercised	(31,200)	$13.53		$86
Expired or forfeited	(66,967)	$16.49

Outstanding and exercisable at September 30, 2011	220,423	$20.53	5.3	$—	$—

Stock Appreciation Rights
Information with respect to stock appreciation rights, or SARs, activity for the nine months ended September 30, 2011 is as follows:

			Weighted Average	Aggregate	Unamortized
		Weighted	Remaining	Intrinsic	Compensation
		Average	Contractual Life	Value	Expense
	SARs	Base Price	(in years)	(In thousands)	(In thousands)
Outstanding at December 31, 2010	118,934	$22.13
Expired	(7,200)	$21.14

Outstanding and exercisable at September 30, 2011	111,734	$22.20	3.9	$—	$—

13. EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, and restricted stock units. No such items were included in the computation of diluted loss per share in the nine months ended September 30, 2011 because the Company incurred a loss from operations in this period and the effect of inclusion would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Income (loss) for basic earnings per share calculation:
Net income (loss) allocated to common shareholders	$2,389	$2,513	$(23,309)	$237

Weighted average shares outstanding:
Basic weighted average shares outstanding	13,384	10,849	12,990	10,676
Effect of restricted stock units, stock options and SARs	58	62	—	82
Effect of convertible notes and securities	—	—	—	—

Diluted weighted average shares outstanding	13,442	10,911	12,990	10,758

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The table below shows the number of shares that were excluded from the calculation of diluted income (loss) per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Convertible notes and securities	1,093	2,943	1,093	2,943
Restricted stock units, stock options and SARs	582	649	640	628

Total shares excluded from diluted shares calculation	1,675	3,592	1,733	3,571

14. BUSINESS SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income.
The Company’s operations are classified into four segments: coal, power, heritage and corporate.
Summarized financial information by segment is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended September 30, 2011
Revenues	$108,823	$23,626	$—	$—	$132,449
Depreciation, depletion, and amortization	8,966	2,570	—	76	11,612
Operating income (loss)	9,679	4,694	(4,076)	(1,726)	8,571
Total assets	514,169	200,280	13,356	41,162	768,967
Capital expenditures	2,354	482	—	297	3,133
Three Months Ended September 30, 2010
Revenues	$100,482	$23,598	$—	$—	$124,080
Depreciation, depletion, and amortization	8,334	2,529	—	101	10,964
Operating income (loss)	8,869	5,059	(4,729)	(1,360)	7,839
Total assets	530,751	213,665	11,769	8,815	765,000
Capital expenditures	6,155	219	—	(272)	6,102
Nine Months Ended September 30, 2011
Revenues	$303,734	$68,619	$—	$—	$372,353
Depreciation, depletion, and amortization	25,971	7,666	—	224	33,861
Operating income (loss)	20,576	11,764	(12,062)	(5,268)	15,010
Total assets	514,169	200,280	13,356	41,162	768,967
Capital expenditures	13,541	1,178	—	384	15,103
Nine Months Ended September 30, 2010
Revenues	$310,490	$67,662	$—	$—	$378,152
Depreciation, depletion, and amortization	25,565	7,588	—	282	33,435
Operating income (loss)	21,944	10,536	(12,745)	(5,249)	14,486
Total assets	530,751	213,665	11,769	8,815	765,000
Capital expenditures	13,752	1,349	—	544	15,645

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A reconciliation of segment operating income to income (loss) before income taxes follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Income from operations	$8,571	$7,839	$15,010	$14,486
Interest expense	(7,650)	(5,756)	(22,262)	(17,245)
Loss on extinguishment of debt	—	—	(17,030)	—
Interest income	423	603	1,134	1,380
Other income (loss)	147	17	(2,630)	907

Income (loss) before income taxes	$1,491	$2,703	$(25,778)	$(472)

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
CONSOLIDATING BALANCE SHEETS
September 30, 2011
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
Assets	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Current assets:
Cash and cash equivalents	$32,026	$3,285	$3	$7,915	$—	$43,229
Receivables:
Trade	—	14,350	347	32,001	—	46,698
Contractual third-party reclamation receivables	—	—	112	7,315	—	7,427
Intercompany receivable/payable	(19,955)	—	9,647	(23,161)	33,469	—
Other	265	24	10,749	2,934	(9,970)	4,002

	(19,690)	14,374	20,855	19,089	23,499	58,127

Inventories	—	2,025	4,517	19,299	—	25,841
Other current assets	786	720	784	4,973	(550)	6,713

Total current assets	13,122	20,404	26,159	51,276	22,949	133,910

Property, plant and equipment:
Land and mineral rights	—	1,156	17,806	65,071	—	84,033
Capitalized asset retirement cost	—	239	20,463	94,154	—	114,856
Plant and equipment	2,993	217,083	118,701	180,456	—	519,233

	2,993	218,478	156,970	339,681	—	718,122

Less accumulated depreciation, depletion and amortization	(2,209)	(49,554)	(88,244)	(179,834)	—	(319,841)

Net property, plant and equipment	784	168,924	68,726	159,847	—	398,281
Advanced coal royalties	—	—	548	2,590	—	3,138
Reclamation deposits	—	—	—	70,801	—	70,801
Restricted investments and bond collateral	13,102	5,978	13,555	24,298	—	56,933
Contractual third-party reclamation receivables, less current portion	—	—	425	89,231	—	89,656
Intangible assets	—	4,972	—	325	—	5,297
Investment in subsidiaries	167,707	—	(717)	3,770	(170,760)	—
Other assets	7,076	—	1,236	2,639	—	10,951

Total assets	$201,791	$200,278	$109,932	$404,777	$(147,811)	$768,967

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATING BALANCE SHEETS
September 30, 2011
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
Liabilities and Shareholders’ Deficit	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Current liabilities
Current installments of long-term debt	$1,621	$—	$2,394	$18,201	$(2,420)	$19,796
Accounts payable and accrued expenses:
Trade	2,116	8,966	3,640	36,889	(7,691)	43,920
Production taxes	—	1	1,401	26,494	—	27,896
Workers’ compensation	946	—	—	—	—	946
Postretirement medical benefits	12,198	—	—	1,383	—	13,581
SERP	304	—	—	—	—	304
Deferred revenue	—	8,594	1,025	2,945	(550)	12,014
Asset retirement obligations	—	—	2,810	13,867	—	16,677
Other current liabilities	2,765	—	1,844	86	(13)	4,682

Total current liabilities	19,950	17,561	13,114	99,865	(10,674)	139,816

Long-term debt, less current installments	143,779	—	3,750	119,135	—	266,664
Workers’ compensation, less current portion	9,279	—	—	—	—	9,279
Excess of pneumoconiosis benefit obligation over trust assets	3,611	—	—	—	—	3,611
Postretirement medical benefits, less current portion	167,959	—	—	28,271	—	196,230
Pension and SERP obligations, less current portion	10,875	95	—	2,056	—	13,026
Deferred revenue, less current portion	—	60,633	—	7,687	—	68,320
Asset retirement obligations, less current portion	—	756	31,050	198,204	—	230,010
Intangible liabilities	—	7,899	—	—	—	7,899
Other liabilities	451	—	6,674	1,355	—	8,480
Intercompany receivable/payable	20,255	—	2,258	26,542	(49,055)	—

Total liabilities	376,159	86,944	56,846	483,115	(59,729)	943,335

Shareholders’ deficit:
Preferred stock	160	—	—	—	—	160
Common stock	34,404	5	110	132	(247)	34,404
Other paid-in capital	125,498	52,742	17,215	56,034	(125,991)	125,498
Accumulated other comprehensive loss	(57,195)	(196)	14	(13,103)	13,285	(57,195)
Accumulated earnings (deficit)	(269,990)	60,783	35,747	(121,401)	24,871	(269,990)

Total Westmoreland Coal Company shareholders’ deficit	(167,123)	113,334	53,086	(78,338)	(88,082)	(167,123)
Noncontrolling interest	(7,245)	—	—	—	—	(7,245)

Total equity (deficit)	(174,368)	113,334	53,086	(78,338)	(88,082)	(174,368)

Total liabilities and shareholders’ deficit	$201,791	$200,278	$109,932	$404,777	$(147,811)	$768,967

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATING BALANCE SHEETS
December 31, 2010
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
Liabilities and Shareholders’ Deficit	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Current liabilities
Current installments of long-term debt	$—	$—	$2,255	$12,718	$—	$14,973
Accounts payable and accrued expenses:
Trade	5,187	8,549	3,283	31,709	(2,481)	46,247
Production taxes	—	2	1,084	25,231	—	26,317
Workers’ compensation	954	—	—	—	—	954
Postretirement medical benefits	12,198	—	—	1,383	—	13,581
SERP	304	—	—	—	—	304
Deferred revenue	—	8,805	349	1,055	—	10,209
Asset retirement obligations	—	—	3,371	11,143	—	14,514
Other current liabilities	249	782	3,138	2,164	(92)	6,241

Total current liabilities	18,892	18,138	13,480	85,403	(2,573)	133,340

Long-term debt, less current installments	13,671	46,648	15,166	133,246	—	208,731
Revolving lines of credit	—	—	16,900	1,500	—	18,400
Workers’ compensation, less current portion	9,424	—	—	—	—	9,424
Excess of pneumoconiosis benefit obligation over trust assets	2,246	—	—	—	—	2,246
Postretirement medical benefits, less current portion	169,677	—	—	27,602	—	197,279
Pension and SERP obligations, less current portion	16,105	154	—	4,203	—	20,462
Deferred revenue, less current portion	—	67,308	—	8,087	—	75,395
Asset retirement obligations, less current portion	—	715	28,967	197,447	—	227,129
Intangible liabilities	—	8,663	—	—	—	8,663
Other liabilities	4,153	—	3,149	1,409	2,881	11,592
Intercompany receivable/payable	59,432	—	(19,590)	26,424	(66,266)	—

Total liabilities	293,600	141,626	58,072	485,321	(65,958)	912,661

Shareholders’ deficit
Preferred stock	160	—	—	—	—	160
Common stock	27,901	5	110	132	(247)	27,901
Other paid-in capital	98,466	30	16,036	53,264	(69,330)	98,466
Accumulated other comprehensive income	(57,680)	(203)	120	(14,353)	14,436	(57,680)
Accumulated earnings (deficit)	(226,740)	66,184	32,765	(112,928)	13,979	(226,740)

Total Westmoreland Coal Company shareholders’ deficit	(157,893)	66,016	49,031	(73,885)	(41,162)	(157,893)
Noncontrolling interest	(4,462)	—	—	—	—	(4,462)

Total equity (deficit)	(162,355)	66,016	49,031	(73,885)	(41,162)	(162,355)

Total liabilities and shareholders’ deficit	$131,245	$207,642	$107,103	$411,436	$(107,120)	$750,306

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2011
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$23,626	$16,323	$108,109	$(15,609)	$132,449

Costs, expenses and other:
Cost of sales	—	15,055	12,748	87,970	(15,609)	100,164
Depreciation, depletion and amortization	76	2,570	2,050	6,916	—	11,612
Selling and administrative	2,091	1,308	1,134	5,351	—	9,884
Heritage health benefit expenses	3,688	—	—	208	—	3,896
Loss on sales of assets	—	—	—	91	—	91
Other operating income	—	—	(1,769)	—	—	(1,769)

	5,855	18,933	14,163	100,536	(15,609)	123,878

Operating income (loss)	(5,855)	4,693	2,160	7,573	—	8,571
Other income (expense):
Interest expense	(4,471)	(29)	(115)	(3,066)	31	(7,650)
Interest income	71	—	49	334	(31)	423
Other income	34	—	26	87	—	147

	(4,366)	(29)	(40)	(2,645)	—	(7,080)

Income (loss) before income taxes and income of consolidated subsidiaries	(10,221)	4,664	2,120	4,928	—	1,491
Equity in income of subsidiaries	11,437	—	—	—	(11,437)	—

Income (loss) before income taxes	1,216	4,664	2,120	4,928	(11,437)	1,491
Income tax expense (benefit) from operations	(358)	—	620	1,897	(2,243)	(84)

Net income (loss)	1,574	4,664	1,500	3,031	(9,194)	1,575
Less net loss attributable to noncontrolling interest	(1,154)	—	—	—	—	(1,154)

Net income (loss) attributable to the Parent company	$2,728	$4,664	$1,500	$3,031	$(9,194)	$2,729

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2010
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$23,598	$13,217	$100,134	$(12,869)	$124,080

Costs, expenses and other:
Cost of sales	—	15,135	11,095	80,847	(12,869)	94,208
Depreciation, depletion and amortization	101	2,529	1,985	6,349	—	10,964
Selling and administrative	1,796	875	980	5,279	—	8,930
Heritage health benefit expenses	4,063	—	—	178	—	4,241
Loss on sales of assets	—	—	28	137	—	165
Other operating income	—	—	(2,267)	—	—	(2,267)

	5,960	18,539	11,821	92,790	(12,869)	116,241

Operating income (loss)	(5,960)	5,059	1,396	7,344	—	7,839
Other income (expense):
Interest expense	(833)	(1,143)	(646)	(3,144)	10	(5,756)
Interest income	91	7	66	449	(10)	603
Other income (loss)	—	—	22	(5)	—	17

	(742)	(1,136)	(558)	(2,700)	—	(5,136)

Income (loss) before income taxes and income of consolidated subsidiaries	(6,702)	3,923	838	4,644	—	2,703
Equity in income of subsidiaries	(8,810)	—	—	—	8,810	—

Income (loss) before income taxes	2,108	3,923	838	4,644	(8,810)	2,703
Income tax expense (benefit) from operations	(310)	32	803	1,391	(1,631)	285

Net income (loss)	2,418	3,891	35	3,253	(7,179)	2,418
Less net loss attributable to noncontrolling interest	(435)	—	—	—	—	(435)

Net income (loss) attributable to the Parent company	$2,853	$3,891	$35	$3,253	$(7,179)	$2,853

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2011
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$68,619	$44,186	$301,650	$(42,102)	$372,353

Costs, expenses and other:
Cost of sales	—	45,959	35,703	249,405	(42,103)	288,964
Depreciation, depletion and amortization	224	7,666	6,049	19,922	—	33,861
Selling and administrative	6,735	3,040	3,275	15,174	—	28,224
Heritage health benefit expenses	10,496	—	—	619	—	11,115
Loss on sales of assets	—	189	24	202	—	415
Other operating income	—	—	(5,236)	—	—	(5,236)

	17,455	56,854	39,815	285,322	(42,103)	357,343

Operating income (loss)	(17,455)	11,765	4,371	16,328	1	15,010
Other expense:
Interest expense	(11,929)	(460)	(553)	(9,380)	60	(22,262)
Loss on extinguishment of debt	(7,873)	(9,073)	(84)	—	—	(17,030)
Interest income	195	10	152	837	(60)	1,134
Other income (loss)	(3,013)	—	159	224	—	(2,630)

	(22,620)	(9,523)	(326)	(8,319)	—	(40,788)

Income (loss) from operations before income taxes and income of consolidated subsidiaries	(40,075)	2,242	4,045	8,009	1	(25,778)
Equity in income of subsidiaries	14,483	—	—	—	(14,483)	—

Income (loss) before income taxes	(25,592)	2,242	4,045	8,009	(14,482)	(25,778)
Income tax expense (benefit) from operations	(520)	—	1,065	3,618	(4,869)	(706)

Net income (loss)	(25,072)	2,242	2,980	4,391	(9,613)	(25,072)
Less net loss attributable to noncontrolling interest	(2,783)	—	—	—	—	(2,783)

Net income (loss) attributable to the Parent company	$(22,289)	$2,242	$2,980	$4,391	$(9,613)	$(22,289)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2010
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$67,662	$40,240	$309,418	$(39,168)	$378,152

Costs, expenses and other:
Cost of sales	—	46,316	34,000	255,218	(39,168)	296,366
Depreciation, depletion and amortization	282	7,588	5,933	19,632	—	33,435
Selling and administrative	6,455	3,222	3,206	15,695	—	28,578
Heritage health benefit expenses	11,084	—	—	466	—	11,550
Loss (gain) on sales of assets	—	(1)	28	229	—	256
Other operating income	—	—	(6,519)	—	—	(6,519)

	17,821	57,125	36,648	291,240	(39,168)	363,666

Operating income (loss)	(17,821)	10,537	3,592	18,178	—	14,486
Other income (expense):
Interest expense	(2,316)	(3,548)	(1,926)	(9,564)	109	(17,245)
Interest income	193	30	83	1,187	(113)	1,380
Other income	199	29	29	650	—	907

	(1,924)	(3,489)	(1,814)	(7,727)	(4)	(14,958)

Income (loss) before income taxes and income of consolidated subsidiaries	(19,745)	7,048	1,778	10,451	(4)	(472)
Equity in income of subsidiaries	(18,814)	—	—	—	18,814	—

Income (loss) before income taxes	(931)	7,048	1,778	10,451	(18,818)	(472)
Income tax expense (benefit) from operations	(310)	97	549	4,652	(4,839)	149

Net income (loss)	(621)	6,951	1,229	5,799	(13,979)	(621)
Less net loss attributable to noncontrolling interest	(1,878)	—	—	—	—	(1,878)

Net income (loss) attributable to the Parent company	$1,257	$6,951	$1,229	$5,799	$(13,979)	$1,257

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011
(In thousands)

	Parent/		Guarantor	Non-Guarantor	Consolidating
Statements of Cash Flows	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(25,072)	$2,242	$2,980	$4,391	$(9,613)	$(25,072)

Adjustments to reconcile net income (loss) to net cash provided by operation activities:
Equity in income of subsidiaries	14,484	—	—	—	(14,484)	—
Loss on derivative instruments	3,079	—	—	—	—	3,079
Non-cash tax benefits	(308)	—	—	—	—	(308)
Depreciation, depletion, and amortization	224	7,666	6,049	19,922	—	33,861
Accretion of asset retirement obligation and receivable	—	41	2,275	5,784	—	8,100
Amortization of intangible assets and liabilities, net	—	467	—	27	—	494
Share-based compensation	3,808	—	—	—	—	3,808
Loss on sale of assets	—	189	24	202	—	415
Loss on extinguishment of debt	7,873	9,073	84	—	—	17,030
Amortization of deferred financing costs	1,107	(21)	297	503	—	1,886
Gain on the sale of investments	—	—	(75)	(75)	—	(150)
Changes in operating assets and liabilities:
Receivables, net	(199)	(28)	(6,115)	3,310	7,805	4,773
Inventories	—	(89)	107	(2,288)	—	(2,270)
Excess of pneumoconiosis benefit obligation over trust assets	1,365	—	—	—	—	1,365
Accounts payable and accrued expenses	(371)	(385)	498	6,842	(5,223)	1,361
Deferred revenue	—	(6,886)	676	1,490	(550)	(5,270)
Accrual for workers’ compensation	(153)	—	—	—	—	(153)
Asset retirement obligations	—	—	(766)	(3,891)	—	(4,657)
Accrual for postretirement medical benefits	(2,156)	—	—	891	—	(1,265)
Pension and SERP obligations	(4,742)	(52)	—	2,827	—	(1,967)
Other assets and liabilities	(145)	(992)	2,915	(2,494)	(316)	(1,032)

Net cash provided by (used in) operating activities	(1,206)	11,225	8,949	37,441	(22,381)	34,028

Cash flows from investing activities:
Distributions received by subsidiaries	20,200	—	—	—	(20,200)	—
Additions to property, plant and equipment	(383)	(1,179)	(1,341)	(12,200)	—	(15,103)
Change in restricted investments and bond collateral and reclamation deposits	(1,283)	2,585	(3,705)	(1,076)	—	(3,479)
Net proceeds from sales of assets	—	—	—	87	—	87
Proceeds from sale of restricted investments	—	—	1,075	2,275	—	3,350
Receivable from customer for property and equipment purchases	—	—	—	(350)	—	(350)

Net cash provided by (used in) investing activities	18,534	1,406	(3,971)	(11,264)	(20,200)	(15,495)

Cash flows from financing activities:
Book overdrafts	(140)	—	(352)	(143)	—	(635)
Borrowings of long-term debt, net of debt discount	142,500	—	—	—	—	142,500
Repayments of long-term debt	(2,532)	(46,220)	(11,396)	(9,038)	—	(69,186)
Borrowings on revolving lines of credit	—	1,500	12,200	73,500	—	87,200
Repayments on revolving lines of credit	—	(1,500)	(29,100)	(75,000)	—	(105,600)
Debt issuance and other refinancing costs	(5,842)	(9,077)	100	—	—	(14,819)
Exercise of stock options	422	—	—	—	—	422
Distributions / dividends	(20,961)	(7,500)	—	(12,700)	20,200	(20,961)
Transactions with Parent/affiliates	(99,020)	52,571	23,573	495	22,381	—

Net cash provided by (used in) financing activities	14,427	(10,226)	(4,975)	(22,886)	42,581	18,921

Net increase in cash and cash equivalents	31,755	2,405	3	3,291	—	37,454
Cash and cash equivalents, beginning of year	271	880	—	4,624	—	5,775

Cash and cash equivalents, end of year	$32,026	$3,285	$3	$7,915	$—	43,229

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010
(In thousands)

				Non-
	Parent/		Guarantor	Guarantor	Consolidating
Statements of Cash Flows	Issuer	Co-Issuer	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(621)	$6,951	$1,229	$5,799	$(13,979)	$(621)
Adjustments to reconcile net income (loss) to net cash provided by operation activities:
Equity in income of subsidiaries	(18,815)	—	—	—	18,815	—
Depreciation, depletion, and amortization	(102)	(30)	—	—	—	(132)
Accretion of asset retirement obligation and receivable	1,236	—	—	—	—	1,236
Amortization of intangible assets and liabilities, net	282	7,588	5,933	19,632	—	33,435
Share-based compensation	—	38	2,255	6,394	—	8,687
Loss (gain) on sale of assets	—	465	—	(117)	—	348
Non-cash interest expense	3,206	—	—	—	—	3,206
Amortization of deferred financing costs	—	(1)	28	229	—	256
Loss (gain) on the sales of investment securities	1,075	(241)	356	501	—	1,691
Gain on derivative	(97)	—	—	(507)	—	(604)
Changes in operating assets and liabilities:
Receivables, net	(99)	40	(3,536)	(2,704)	2,383	(3,916)
Inventories	—	(173)	(209)	1,377	—	995
Excess of pneumoconiosis benefit obligation over trust assets	1,190	—	—	—	—	1,190
Accounts payable and accrued expenses	(114)	1,216	(332)	12,406	(2,461)	10,715
Deferred revenue	—	(3,954)	(177)	2,990	—	(1,141)
Accrual for workers’ compensation	(143)	—	—	—	—	(143)
Asset retirement obligations	—	—	(566)	(3,977)	—	(4,543)
Accrual for postretirement medical benefits	(2,450)	(57)	—	249	—	(2,258)
Pension and SERP obligations	(3,298)	—	—	(491)	—	(3,789)
Other assets and liabilities	(898)	(581)	(105)	(5,495)	51	(7,028)

Net cash provided by (used in) operating activities	(19,648)	11,261	4,876	36,286	4,809	37,584

Cash flows from investing activities:
Distributions received by subsidiaries	25,400	—	—	—	(25,400)	—
Additions to property, plant and equipment	(544)	(1,349)	(3,732)	(10,020)	—	(15,645)
Change in restricted investments and bond collateral and reclamation deposits	(1,287)	(168)	(1,673)	(990)	—	(4,118)
Net proceeds from sales of assets	—	1	7	381	—	389
Proceeds from the sale of restricted investments	156	—	—	2,151	—	2,307
Receivable from customer for property and equipment purchases	—	—	—	117	—	117

Net cash provided by (used in) investing activities	23,725	(1,516)	(5,398)	(8,361)	(25,400)	(16,950)

Cash flows from financing activities:
Book overdrafts	(67)	—	(638)	(684)	—	(1,389)
Repayments of long-term debt	—	(9,355)	(3,377)	(4,970)	—	(17,702)
Borrowings on revolving lines of credit	—	7,300	68,300	46,500	—	122,100
Repayments on revolving lines of credit	—	(3,800)	(67,800)	(46,500)	—	(118,100)
Exercise of stock options	8	—	—	—	—	8
Dividends/distributions	—	—	—	(25,400)	25,400	—
Transactions with Parent/affiliates	(4,569)	(246)	4,096	5,528	(4,809)	—

Net cash provided by (used in) financing activities	(4,628)	(6,101)	581	(25,526)	20,591	(15,083)

Net increase (decrease) in cash and cash equivalents	(551)	3,644	59	2,399	—	5,551
Cash and cash equivalents, beginning of year	755	138	—	9,626	—	10,519

Cash and cash equivalents, end of year	$204	$3,782	$59	$12,025	$—	16,070

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about our expectation that our cash flows from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the next twelve months and for the next several years, our intended use of the net proceeds remaining from the Parent Notes offering is for general corporate purposes including the possible acquisition of new reserves, our expectation that distributions from ROVA and WRI will comprise a significant source of liquidity for us and that we expect an increase in depreciation, depletion and accretion expense as a result of the changes in estimates of the life of the Beulah Mine.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include political, economic, business, competitive, market, weather and regulatory conditions and the following:
•	changes in our postretirement medical benefit and pension obligations and the impact of recently enacted healthcare legislation;
•	changes in our black lung obligations, changes in our experience related to black lung claims, and the impact of recently enacted healthcare legislation;
•	our potential inability to expand or continue current coal operations due to limitations in obtaining bonding capacity for new mining permits;
•	our potential inability to maintain compliance with debt covenant requirements;
•	the potential inability of our subsidiaries to pay dividends to us due to restrictions in our debt arrangements, reductions in planned coal deliveries or other business factors;
•	our potential inability to enter into new coal supply agreements with existing customers due to the unfavorable result of competitive bid processes or the shutdown of a power facility due to new environmental legislation or regulations;
•	risks associated with the structure of ROVA’s contracts with its lenders, coal suppliers and power purchaser, which could dramatically affect the overall profitability of ROVA;
•	the effect of Environmental Protection Agency, or EPA, inquiries and regulations on the operations of ROVA;
•	the effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers, including unplanned outages at our customers due to the impact of weather-related variances;
•	future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases; and
•	the other factors that are described in “Risk Factors” under Part I, Item 1A of the 2010 Form 10-K and in subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report.
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
We are a holding company and conduct our operations through subsidiaries. We have significant cash requirements to fund our ongoing heritage health benefit costs and corporate overhead expenses. The principal sources of cash flow to us are distributions from our principal operating subsidiaries. As a result of the Parent Notes offering, discussed below, we have $43.2 million cash on hand at September 30, 2011. Following the Parent Notes offering, we are able to enter into a parent-level revolving credit facility without the consent of the holders of the notes, subject to certain conditions.
Recent Developments
Our contract with Coyote Station, located adjacent to our Beulah Mine, expires in May 2016. We have been negotiating with the Coyote Station owners in a competitive bid process for another long-term supply contract. Based on the direction of those negotiations, we will be changing various accounting estimates due to the uncertainty of entering into a new agreement upon the conclusion of the current contract in 2016. These changes in estimates will take effect in the fourth quarter of 2011 and will result in revised depreciable asset lives, coal reserve lives and asset retirement obligations. We expect increases in depreciation, depletion and accretion expense as a result of these changes in estimates. We have not yet determined an updated estimate of the asset retirement obligation related to the Beulah Mine, but do not expect the impact of the change to be material to our financial position.
In February 2011, we completed a private placement of $150.0 million of senior secured notes due in 2018, referred to herein as the Parent Notes. The net proceeds from the offering of the Parent Notes were used to pay all dividend arrearages on our Series A preferred stock; to repay all outstanding term and revolving line of credit debt at our Roanoke Valley power plants, or ROVA, and Westmoreland Resources, Inc., or WRI; to retire approximately $2.5 million of the outstanding principal owed on our senior secured convertible notes (the remaining principal balance of the senior secured convertible notes was converted to common stock); and for general corporate purposes. On September 1, 2011, we closed the exchange offer pursuant to which we exchanged all of the outstanding Parent Notes for new notes registered under the Securities Act of 1933.
Results of Operations
Items that Affect Comparability of Our Results
For the three and nine months ended September 30, 2011 and 2010, our results have included items that do not relate directly to ongoing operations. The expense components of these items were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Loss on extinguishment of debt	$—	$—	$(17,030)	$—
Fair value adjustment on derivatives and related amortization of debt discount	—	(358)	(3,215)	(870)

Impact (pre-tax)	$—	$(358)	$(20,245)	$(870)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Items recorded in the nine months ended September 30, 2011
•	In the nine months ended September 30, 2011 and as a result of the Parent Notes offering, we recorded $17.0 million of loss on extinguishment of debt. The loss included a $9.1 million make-whole payment for ROVA’s debt and $7.9 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs and convertible debt conversion expense.
•	In the nine months ended September 30, 2011 upon the Parent Notes offering and subsequent retirement of our convertible debt, we recorded an expense of $3.1 million resulting from the mark-to-market accounting for the conversion feature in the notes with $0.1 million of interest expense of a related debt discount.
Items recorded in the three and nine months ended September 30, 2010
•	In the three months ended September 30, 2010, we recorded $0.4 million of interest expense of a related debt discount.
•	In the nine months ended September 30, 2010, we recorded income of $0.1 million resulting from the mark-to-market accounting of the conversion feature in our convertible notes with $1.0 million of interest expense of a related debt discount.
Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010
Summary
Our third quarter 2011 revenues increased to $132.4 million compared with $124.1 million in the third quarter of 2010. This increase was primarily driven by an increase in our coal segment revenues due to increased sales at our Absaloka, Beulah, and Jewett Mines. Favorable pricing also contributed to the increased revenues. Our third quarter 2011 power segment revenues were comparable with our third quarter 2010 power segment revenues.
Our third quarter 2011 net income applicable to common shareholders decreased to $2.4 million compared with $2.5 million in the third quarter of 2010. Excluding $0.4 million of third quarter 2010 expense discussed in Items that Affect Comparability of Our Results, our net income decreased by $0.5 million. The primary factors, in aggregate, driving this decrease in net income were:

Three Months
Ended
September 30, 2011
(In millions)
Increase in interest expense primarily due to the Parent Notes offering	$(2.3)
Increase in our coal segment operating income primarily from favorable pricing	0.8
Increase in the noncontrolling interest adjustment to reduce losses from a partially owned consolidated coal segment subsidiary	0.7
Increase due to other factors	0.3

$(0.5)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Coal Segment Operating Results
The following table shows comparative coal revenues, operating income and sales volume and percentage changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2011	2010	$	%
Revenues (in thousands)	$108,823	$100,482	$8,341	8.3%
Operating income (in thousands)	9,679	8,869	810	9.1%
Adjusted EBITDA (in thousands)[1]	22,070	20,839	1,231	5.9%
Tons sold — millions of equivalent tons	6.0	6.5	(0.5)	(7.7)%
Operating income per ton sold	$1.61	$1.36	$0.25	18.2%

1)	Adjusted EBITDA is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.
Our third quarter 2011 coal segment revenues increased to $108.8 million compared with $100.5 million in the third quarter of 2010. This $8.3 million increase was primarily due to increased sales at our Absaloka, Beulah, and Jewett Mines. Favorable pricing also contributed to the increased revenues. Overall tons sold decreased during the quarter due to lower sales at our Rosebud Mine as a result of favorable hydropower conditions, which displaced our customers’ coal generated power; however, revenues were largely unaffected due to favorable pricing.
Our coal segment operating income was $9.7 million in the third quarter of 2011 compared to $8.9 million in the third quarter of 2010. This $0.8 million increase was primarily driven by favorable pricing.
Power Segment Operating Results
The following table shows comparative power revenues, operating income, production and percentage changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2011	2010	$	%
	(In thousands)
Revenues	$23,626	$23,598	$28	0.1%
Operating income	4,694	5,059	(365)	(7.2)%
Adjusted EBITDA[1]	7,441	7,761	(320)	(4.1)%
Megawatts hours	445	439	6	1.4%

1)	Adjusted EBITDA is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.
Our third quarter 2011 power segment revenues were comparable with our third quarter 2010 power segment revenues.
Our power segment operating income decreased to $4.7 million in the third quarter of 2011 compared to $5.1 million in the third quarter of 2010. This $0.4 million decrease was primarily from increased property tax expenses.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Heritage Segment Operating Results
The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2011	2010	$	%
	(In thousands)
Health care benefits	$2,445	$2,932	$(487)	(16.6)%
Combined benefit fund payments	686	756	(70)	(9.3)%
Workers’ compensation benefits	162	175	(13)	(7.4)%
Black lung benefits	603	378	225	59.5%

Total heritage health benefit expenses	3,896	4,241	(345)	(8.1)%
Selling and administrative costs	180	488	(308)	(63.1)%

Heritage segment operating loss	$4,076	$4,729	$(653)	(13.8)%

Our third quarter 2011 heritage operating expenses of $4.1 million are comparable to the operating expenses of $4.7 million for the third quarter of 2010.
Corporate Segment Operating Results
Our corporate segment operating expenses for the third quarter of 2011 of $1.7 million are comparable to $1.4 million in the third quarter of 2010.
Nonoperating Results (including interest expense, other income, income tax expense (benefit), and noncontrolling interest)
Our interest expense for the third quarter of 2011 increased to $7.7 million compared with $5.8 million for the third quarter of 2010. This increase was primarily due to the higher overall debt levels resulting from the Parent Notes offering.
Our other income for the third quarter of 2011 of $0.1 million was comparable to the third quarter of 2010.
Our income tax benefit for the third quarter of 2011 was $0.1 million compared with an income tax expense of $0.3 million for the third quarter of 2010. This change was due to lower taxable income.
Our noncontrolling interest for the third quarter of 2011 increased to $1.2 million compared with $0.4 million for the third quarter of 2010. This was due to an increase in the noncontrolling interest adjustment to reduce losses from a partially owned consolidated coal segment subsidiary.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Summary
Our revenues for the first nine months of 2011 decreased to $372.4 million compared with $378.2 million in the first nine months of 2010. This decrease was primarily driven by a decrease in our coal segment revenues due to favorable hydropower conditions, which displaced our customers’ coal-generated power. Record high levels of snow in the Pacific Northwest displaced power primarily at our Rosebud Mine. Coal revenues also decreased due to flooding conditions which disrupted rail service to our Absaloka Mine and to the expiration of an unprofitable coal contract at our Rosebud Mine. The above decreases in our coal segment revenues were partially offset with an increase in our power segment revenues of $1.0 million related to an increase in megawatt hours sold as a result of shorter planned outages.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Our net loss applicable to common shareholders for the first nine months of 2011 increased to $23.3 million compared with $0.2 million income in the first nine months of 2010. Excluding the $20.2 million of expenses in the first nine months of 2011 and the $0.9 million of expenses in the first nine months of 2010 discussed in Items that Affect Comparability of Our Results, our net loss increased by $4.2 million. The primary factors, in aggregate, driving this increase in net loss were:

Nine Months Ended
September 30, 2011
(In millions)
Increase in interest expense primarily due to the Parent Notes offering	$(5.9)
Decrease in our coal segment operating income primarily driven by hydropower and flooding conditions, partially offset with the expiration of an unprofitable coal contract at our Rosebud Mine	(1.4)
Increase in our power segment operating income primarily from an increase in megawatt hours sold as a result of shorter planned outages, and decreased maintenance costs	1.2
Increase in the noncontrolling interest adjustment to reduce losses from a partially owned consolidated coal segment subsidiary	0.9
Decrease in income tax expense due to lower taxable income	0.9
Increase due to other factors	0.1

$(4.2)

Coal Segment Operating Results
The following table shows comparative coal revenues, operating income and sales volume, and percentage changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2011	2010	$	%
Revenues (in thousands)	$303,734	$310,490	$(6,756)	(2.2)%
Operating income (in thousands)	20,576	21,944	(1,368)	(6.2)%
Adjusted EBITDA (in thousands)[1]	57,262	58,753	(1,491)	(2.5)%
Tons sold — millions of equivalent tons	16.0	18.8	(2.8)	(14.9)%
Operating income per ton sold	$1.29	$1.17	$0.12	10.2%

1)	Adjusted EBITDA is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.
Our coal segment revenues for the first nine months of 2011 decreased to $303.7 million compared with $310.5 million in the first nine months of 2010. This $6.8 million decrease was primarily due to favorable hydropower conditions, which displaced our customers’ coal-generated power. Coal revenues also decreased due to flooding conditions which disrupted rail service to our Absaloka Mine and to the expiration of an unprofitable coal contract at our Rosebud Mine.
Our coal segment’s operating income decreased to $20.6 million in the first nine months of 2011 compared to $21.9 million in the first nine months of 2010. This decrease was primarily driven by the same factors that decreased our coal segment revenues described above.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Power Segment Operating Results
The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2011	2010	$	%
	(In thousands)
Revenues	$68,619	$67,662	$957	1.4%
Operating income	11,764	10,536	1,228	11.7%
Adjusted EBITDA[1]	20,152	18,644	1,508	8.1%
Megawatts hours	1,282	1,242	40	3.2%

1)	Adjusted EBITDA is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.
Our power segment revenues for the first nine months of 2011 increased to $68.6 million compared to $67.7 million in the first nine months of 2010. This increase related primarily to an increase in megawatt hours sold as a result of shorter planned outages.
Our power segment’s operating income increased to $11.8 million in the first nine months of 2011 compared to $10.5 million in the first nine months of 2010. This increase resulted primarily from an increase in megawatt hours sold as a result of shorter planned outages, and decreased maintenance costs.
Heritage Segment Operating Results
The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2011	2010	$	%
	(In thousands)
Health care benefits	$7,208	$7,551	$(343)	(4.5)%
Combined benefit fund payments	2,057	2,268	(211)	(9.3)%
Workers’ compensation benefits	485	540	(55)	(10.2)%
Black lung benefits	1,365	1,191	174	14.6%

Total heritage health benefit expenses	11,115	11,550	(435)	(3.8)%

Selling and administrative costs	947	1,195	(248)	(20.8)%

Heritage segment operating loss	$12,062	$12,745	$(683)	(5.4)%

Our heritage operating expenses for the first nine months of 2011 are comparable to the operating expenses for the first nine months of 2010.
Corporate Segment Operating Results
Our corporate segment’s operating expenses for the first nine months of 2011 of $5.3 million are comparable to $5.2 million in the first nine months of 2010.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Nonoperating Results (including interest expense, other income (loss), income tax expense (benefit), and noncontrolling interest)
Our interest expense for the first nine months of 2011 increased to $22.3 million compared with $17.2 million for the first nine months of 2010. This increase was primarily due to the higher overall debt levels resulting from the Parent Notes offering.
Our other loss for the first nine months of 2011 increased to $2.6 million compared with $0.9 million of income for the first nine months of 2010. Excluding the $3.2 million impact of the fair value adjustment on derivatives discussed in Items that Affect Comparability of Our Results, our other expense increased $0.3 million primarily due to gains on sales of securities during the first nine months of 2010.
Our income tax benefit for the first nine months of 2011 increased to $0.7 million compared with $0.1 million of expense for the first nine months of 2010. This increase was due to lower taxable income.
Our noncontrolling interest for the first nine months of 2011 increased to $2.8 million compared with $1.9 million for the first nine months of 2010. This was due to an increase in the noncontrolling interest adjustment to reduce losses from a partially owned consolidated coal segment subsidiary.
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
The tables below show how we calculate EBITDA and Adjusted EBITDA, including a breakdown by segment for Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Reconciliation of Adjusted EBITDA to net income (loss)
Net income (loss)	$1,575	$2,418	$(25,072)	$(621)

Income tax expense (benefit) from continuing operations	(84)	285	(705)	149
Other loss (income)	(147)	(17)	2,630	(908)
Interest income	(423)	(603)	(1,134)	(1,380)
Loss on extinguishment of debt	—	—	17,030	—
Interest expense	7,650	5,756	22,262	17,246
Depreciation, depletion and amortization	11,612	10,964	33,861	33,435
Accretion of ARO and receivable	2,700	2,847	8,100	8,687
Amortization of intangible assets and liabilities	167	112	494	348

EBITDA	23,050	21,762	57,466	56,956

Loss on sale of assets	91	165	415	256
Share-based compensation	1,016	877	3,808	3,206

Adjusted EBITDA	$24,157	$22,804	$61,689	$60,418

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Adjusted EBITDA by Segment
Coal	$22,070	$20,839	$57,262	$58,753
Power	7,441	7,761	20,152	18,644
Heritage	(4,076)	(4,729)	(12,062)	(12,745)
Corporate	(1,278)	(1,067)	(3,663)	(4,234)

Total	$24,157	$22,804	$61,689	$60,418

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Liquidity and Capital Resources
At September 30, 2011, we had $43.2 million of cash and cash equivalents and $23.1 million of available borrowing capacity under our Westmoreland Mining LLC, or WML, revolving line of credit. We anticipate that our cash flows from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the next twelve months and for the next several years.
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
The following table outlines the use of the proceeds from the Parent Notes offering (in millions):

Proceeds received from the Parent Notes offering	$150.0
Repayment of ROVA debt — outstanding term loan and revolving line of credit	(43.6)
Repayment of WRI debt — outstanding term loan and revolving line of credit	(20.1)
Payment of preferred stock dividend arrearages	(19.9)
ROVA make-whole payment	(9.1)
Initial Purchaser’s discount	(7.5)
Offering costs	(7.5)
Payment to retire certain of our convertible notes	(2.5)

Remaining proceeds	$39.8

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
Liquidity Limitations and Requirements
The cash at WML is available to us through quarterly distributions. The WML credit agreement requires a debt service account and imposes timing and other restrictions on the ability of WML to distribute funds to us. Cash available from WML is affected by the principal payments due on the WML notes. Following the February 4, 2011 Parent Notes offering, we expect that distributions from ROVA and WRI will comprise a significant source of liquidity for us. The cash at our insurance subsidiary is also available to us through dividends, subject to maintaining a statutory minimum level of capital, which is two hundred and fifty thousand.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Our liquidity continues to be affected by payments on our heritage health and pension obligations as follows:

		2011 Remaining
	Year-to-date	Expected
	2011 Actual	Amounts
	(In millions)
Postretirement medical benefits	$9.3	$4.3
Pension contributions(1)	7.4	—
CBF premiums	2.1	0.6
Workers’ compensation benefits	0.4	0.6

(1)	Of the 2011 pension contribution, $4.2 million was made through the contribution of Company stock.
In addition to the Parent Notes mentioned above, WML has $120.0 million of fixed rate term debt outstanding at September 30, 2011. Principal on the notes is scheduled to be paid as follows (in millions):

Remainder of 2011	$2.5
2012	14.0
2013	18.0
2014	18.0
2015	20.0
2016	20.0
2017	22.0
2018	5.5
The revolving credit facility has a borrowing limit of $25.0 million and matures in June 2013. At September 30, 2011, WML had no outstanding balance under the revolving credit facility and the revolving credit facility supported a letter of credit of $1.9 million, leaving it with $23.1 million of borrowing availability. WML’s revolving line of credit is only available to fund the operations of its subsidiaries.
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Cash provided by (used in):
Operating activities	$34,028	$37,584
Investing activities	(15,495)	(16,950)
Financing activities	18,921	(15,083)
Cash Flow from Operations
Cash provided by operating activities decreased by $3.6 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to the increase in interest payments in 2011 related to the Parent Notes.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)
Cash used in investing activities decreased $1.5 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Proceeds from the sale of investments increased by $1.0 million in 2011 compared to 2010. Additions to property, plant and equipment were $15.1 million for the nine months ended September 30, 2011 compared to $15.6 million for the same period in 2010.
Cash provided by financing activities increased by $34.0 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily as a result of the Parent Notes offering.
Our working capital deficit at September 30, 2011 decreased by $29.9 million to $5.9 million compared to a $35.8 million deficit at December 31, 2010 primarily as a result of a $37.5 million increase in cash and cash equivalents mostly due to the Parent Notes offering.
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
There were no material changes to our off-balance sheet arrangements during the nine months ended September 30, 2011. Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Form 10-K.
Newly Adopted Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a description of recently issued and adopted accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than the changes noted below, there have been no material changes in our market risk during the nine months ended September 30, 2011. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our 2010 Form 10-K for the fiscal year ended December 31, 2010.
Interest Rate Risk
Our exposure to changes in interest rates results from our debt obligations shown in the table below that are indexed to either the prime rate or LIBOR. Based on balances outstanding as of September 30, 2011, a change of one percentage point in the prime interest rate or LIBOR would increase or decrease interest expense on an annual basis by the amount shown below:

Effect of 1%
increase
or 1% decrease
(In thousands)

WML revolving line of credit	$—
ITEM 4

CONTROLS AND PROCEDURES
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2011. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
Additionally, there have been no changes in internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A

RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2010 Form 10-K and subsequent Quarterly Reports on Form 10-Q, the risk factors that we believe materially affect our business, financial condition or results of operations. Except as provided below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2010 Form 10-K, subsequent Quarterly Reports on Form 10-Q, and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.
The Cross-State Air Pollution Rules, if commenced on January 1, 2012, could adversely affect cost of operations at our Roanoke Valley Energy Facility.
The Environmental Protection Agency promulgated the Cross-State Air Pollution Rule, or CSAPR, which sets strict new limits on the emission of nitrogen oxides, or NOx, and sulfur dioxide, or SO2, for each of the 28 states covered by CSAPR. To date, there are more than 30 lawsuits asking the U.S. Court of Appeals for the District of Columbia Circuit to block CSAPR, while a number of states and other third parties have filed motions as interveners asking the court to uphold the EPA’s rules set to begin on January 1, 2012.
Should these numerous lawsuits and motions be resolved in favor of the EPA and CSAPR become effective on January 1st, it will have a dramatic impact on the cost of operations at our Roanoke Valley Energy facility. While the cost of credits in the open market is unknown at this time, NOx and SO2 credits, which are required to run the facility, could increase in cost over 2011 by as much as 1000% under CSAPR. As it is unlikely we would be able to pass through these additional costs to Dominion Virginia Power, such an increase would adversely affect our results of operations and profitability.

PART II

OTHER INFORMATION (CONT.)
ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 13, 2011, the Company made contributions totaling 425,000 shares of the Company’s common stock (the “Shares”) to one of the Company’s employee pension plans to satisfy certain funding obligations. The Shares were valued at 425,000 shares at $8.96 or $3.8 million in the aggregate. The Shares were contributed to the plan in lieu of cash contributions in a private placement transaction made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company will not receive any proceeds from the contribution.
The Company’s purchases of its common stock during the nine months ended September 30, 2011 were as follows:

	Total Number of	Average Price Paid
Period	Shares Purchased (1)	per Share
July 1, 2011	23,038	$17.98

(1)	Shares purchased indicated in this table represent the withholding of a portion of restricted shares to cover taxes on vested restricted shares.
ITEM 5

OTHER INFORMATION
Section 1503. Reporting Requirements Regarding Coal or Other Mine Safety.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was enacted. Section 1503 of the Act contains new reporting requirements regarding coal or other mine safety. Westmoreland Coal Company is committed to providing a safe workplace for all of our employees. Recently, two of our mines received the Montana Governor’s Award for Health and Safety, one in the Large Mining category and one in the Small Mining category. In addition, our Beulah Mine received the Lignite Energy Council’s Safety Excellence Award for the lowest accident incident rate in the lignite industry for 2010 and the Rocky Mountain Coal Mining Institute Surface Mine Safety Award for the surface mine with the lowest reportable rate of incidents in the eight-member state region in 2010. Our other mines had excellent safety records in 2010, which continued through the third quarter of 2011. We continue to engage proactively with federal and state agencies in support of measures that can improve the safety and well-being of our employees.
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

	(A)	(B)	(C)	(D)	(E)	(F)		(G)	(H)
						Proposed			Pending
	Section	Section	Section	Section	Section	Assessments			Legal
Mine Name/ID	104 S&S	104(b)	104(d)	110(b)(2)	107(a)	($)		Fatalities	Action
Rosebud Mine & Crusher Conveyor / 24-01747	8	—	—	—	—	—	I	—	—
Absaloka Mine / 24-00910	6	—	—	—	—	—	I	—	—
Savage Mine / 24-00106	3	—	—	—	—	—	I	—	—
Jewett Mine / 41-03164	1	—	—	—	—	—	I	—	—
Beulah Mine / 32-00043	1	—	—	—	—	—	I	—	—

(A)	The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Safety and Health Act of 1977 (30 U.S.C. 814) for which the operator received a citation from the Mine Safety and Health Administration.

(B)	The total number of orders issued under section 104(b) of such Act (30 U.S.C. 814(b)).

(C)	The total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under section 104(d) of such Act (30 U.S.C. 814(d)).

(D)	The total number of flagrant violations under section 110(b)(2) of such Act (30 U.S.C. 820(b)(2)).

(E)	The total number of imminent danger orders issued under section 107(a) of such Act (30 U.S.C. 817(a)).

(F)	The total dollar value of proposed assessments from the Mine Safety and Health Administration under such Act (30 U.S.C. 801 et seq.).

(G)	The total number of mining-related fatalities.

(H)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mine.

(I)	Not assessed as of 9/30/2011.

PART II

OTHER INFORMATION (CONT.)
ITEM 6

EXHIBITS
See Exhibit Index at page 50 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY
Date: November 8, 2011	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer and Treasurer (A Duly Authorized Officer)

Date: November 8, 2011	/s/ Russell H. Werner
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

101
Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL). Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”
X