Form 10-K
period 2011-12-31
WESTMORELAND COAL Co
filed 2012-03-13
CIK 106455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-11155

WESTMORELAND COAL COMPANY

(Exact name of registrant as specified in its charter)

Delaware	23-1128670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9540 South Maroon Circle, Suite 200 Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 922-6463

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $2.50 per share	NASDAQ Global Market

Depositary Shares, each representing one-quarter of a share of Series A Convertible Exchangeable Preferred Stock Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

Series A Convertible Exchangeable Preferred Stock, par value $1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates as of June 30, 2011 was $174,541,821.

There were 13,879,458 shares outstanding of the registrant’s common stock, $2.50 par value per share (the registrant’s only class of common stock), as of March 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used by the Company in connection with its 2012 Annual Meeting of Stockholders scheduled to be held on May 22, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

WESTMORELAND COAL COMPANY

FORM 10-K

ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Anticipated Variances Between 2011 and 2012,” statements regarding the Kemmerer acquisition, including statements about operations at the Kemmerer Mine after the acquisition (including years of estimated production), projected EBITDA and capital expenditures in 2012 for the Kemmerer Mine and costs associated with liabilities assumed in the acquisition, the effect of the acquisition on our liquidity, EBITDA and other results of operations, our belief that statutory amendments could give rise to increases in black lung liabilities and future funding requirements, whether we will enter into the new revolving credit facility, that our business interruption insurance will cover our losses at the Absaloka Mine, and the effect on us of the events described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Business Interruption Claim.”

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are statements neither of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include political, economic, business, competitive, market, weather and regulatory conditions and the following:

•	uncertainties related to performance of the Kemmerer Mine following completion of the Kemmerer acquisition and the integration of the Kemmerer Mine into our operations;

•	unforeseen liabilities associated with the Kemmerer acquisition or the risk that liabilities assumed in the Kemmerer acquisition will exceed our current estimates;

•	effective management of the Company’s expanded operations following the Kemmerer acquisition;

•

risks associated with our estimated postretirement medical benefit and pension obligations, including those we are assuming in the Kemmerer acquisition, and the impact of regulatory changes on those obligations;

•

changes in our black lung obligations, including those we are assuming in the Kemmerer acquisition, changes in our experience related to black lung claims, and the impact of the Patient Protection and Affordable Care Act;

•	our potential inability to maintain compliance with debt covenant requirements;

•	whether and when we will enter into the new revolving credit facility;

•

competition with natural gas and other non-coal energy resources, which may be increased as a result of energy policies, regulations and subsidies or other government incentives that encourage or mandate use of alternative energy sources;

•

coal-fired power plant capacity, including the impact of environmental regulations, energy policies and other factors that may cause utilities to phase out or close existing coal-fired power plants or reduce construction of any new coal-fired power plants;

•	railroad, export terminal capacity and other transportation performance, costs and availability;

•	the potential inability of our subsidiaries to pay dividends to us due to restrictions in our debt arrangements, reductions in planned coal deliveries or other business factors;

•

our potential inability to enter into new coal supply agreements with existing customers due to the unfavorable result of competitive bid processes or the shutdown of a power facility due to new environmental legislation or regulations;

•

risks associated with the structure of Westmoreland Energy LLC’s and its subsidiaries, collectively referred to herein as ROVA, contracts with its coal suppliers and power purchaser, which could dramatically affect the overall profitability of ROVA;

•	the effect of Environmental Protection Agency inquiries and regulations on the operations of ROVA;

•

the effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers, including unplanned outages at our customers due to the impact of weather-related variances or catastrophic events;

•

the potential that insurance proceeds from our business interruption claim relating to the unexpected shutdown of one of the Absaloka mine customers will not be sufficient to cover our losses associated with the business interruption;

•

future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases; and

•	other factors that are described in “Risk Factors” herein

Unless otherwise specified, the forward-looking statements in this report speak as of the filing date of this report. Factors or events that could cause our actual results to differ may emerge from time-to-time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statements, whether because of new information, future developments or otherwise, except as may be required by law.

PART I

The words “we,” “our,” “the Company,” or “Westmoreland,” as used in this report, refer to Westmoreland Coal Company and its applicable subsidiary or subsidiaries.

ITEM 1—BUSINESS.

Overview

Westmoreland Coal Company began mining in Westmoreland County, Pennsylvania in 1854 as a Pennsylvania corporation. In 1910, we incorporated in Delaware and continued our focus on underground coal operations in Pennsylvania and the Appalachian Basin. We moved our headquarters from Philadelphia, Pennsylvania to Colorado Springs in 1995 and relocated the headquarters to Englewood, Colorado in November 2011.

Today, Westmoreland Coal Company is an energy company employing approximately 1,300 employees whose operations include six surface coal mines in Montana, Wyoming, North Dakota and Texas, and two coal-fired power-generating units in North Carolina. We sold 21.8 million tons of coal in 2011. Our two principal operating segments are our coal and power segments. Our two non-operating segments are our heritage and corporate segments. Our heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our corporate segment consists primarily of corporate administrative expenses.

On December 23, 2011, Westmoreland Kemmerer, Inc. or WKI, our wholly owned subsidiary, entered into a Purchase and Sale Agreement with Chevron Mining Inc., or Chevron, pursuant to which we agreed to purchase the Kemmerer Mine in the Hams Fork Region of southwestern Wyoming near the town of Kemmerer, Wyoming. We completed the acquisition on January 31, 2012. The aggregate consideration for the Kemmerer acquisition was $194.5 million, including a cash payment of $76.5 million and assumed liabilities that were assigned values of $118.0 million in the Purchase and Sale Agreement. We financed the Kemmerer acquisition with a portion of the net proceeds from the Add-On Notes offering, discussed below. The transaction includes approximately 107 million tons of total proven or probable coal reserves as of December 31, 2011 and has an estimated life at current production levels of approximately 22 years.

While the Kemmerer Mine is not included in large portions of the Form 10-K as the acquisition did not occur until fiscal year 2012, we have updated the description of the business, properties and risks that we face to reflect the integration of the Kemmerer Mine into the business due to the significant nature of the acquisition. We believe the inclusion of this information in our annual report, where appropriate, will be helpful to investors.

We currently have two major debt issuances outstanding: (1) $125.0 million senior secured notes issued by Westmoreland Mining, LLC, or WML, that is collateralized by all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC, referred to herein as the WML Notes; and (2) $275.0 million senior secured notes issued by us at the parent level that are collateralized by the assets of the parent, the Absaloka Mine, the Kemmerer Mine and the ROVA power facility, referred to herein as the Parent Notes. On January 31, 2012, we closed on an offering of an additional $125.0 million of senior secured notes, referred to herein as the Add-On Notes, that were issued under the same indenture as the original $150.0 million of senior secured notes issued February 4, 2011. We incorporate by reference the information regarding the operating results of each of our segments for the years ended December 31, 2011, 2010 and 2009 contained in Note 15 — Business Segment Information to our consolidated financial statements. The following chart provides an overview of the operating subsidiaries that comprise our coal and power segments and our relationship to each of them:

Coal Segment

General

Our coal segment’s focus is on niche coal markets where we take advantage of customer proximity and strategically located rail transportation. As of December 31, 2011, approximately two-thirds of our coal production was mine mouth, governed by long-term coal contracts with neighboring power plants. The remaining coal production was sold on the open market, where we use our logistical advantages to deliver our coal via truck and rail transportation. Two-thirds of our coal production comes from our sub-bituminous coal reserves located in the Northern Powder River Basin, as of December 31, 2011. The remaining third of our production is lignite. We project that about 45% of our contracted tons in 2012 will remain under contract through 2019. Our relationship with the Crow Tribe allows us to, among other things, continue to monetize certain Indian Coal Tax Credits as described below in “Properties.”

In 2011, we sold 21.8 million tons of coal compared to 25.2 million in 2010. Our decrease in tons sold resulted primarily from the unusually strong hydropower conditions in 2011, which displaced our customers’ coal-generated power. In addition, flooding conditions disrupted rail service to our Absaloka Mine, which adversely affected our ability to transport coal from the mine to our customer on a timely basis

The following table provides summary information regarding our principal mining operations as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Mining Operation	Prior Operator	Manner of Transport	Machinery	Tons Sold (In thousands)			Total Cost of Property, Plant and Equipment	Employees/ Labor	Coal Seam
				2009	2010	2011	($ in millions)	Relations(1)
MONTANA
Rosebud	Entech, Inc., a subsidiary of Montana Power, Purchased 2001	• Conveyor belt • BNSF Rail • Truck	• 4 draglines • Load-out facility	10,332	12,231	8,785	$155.7	386 employees; 296 represented by Local 400 of the IUOE	• Rosebud

Absaloka	Washington Group International, Inc. as contract operator, Ended contract in 2007	• BNSF Rail • Truck	• 1 dragline • Load-out facility	5,911	5,467	5,557	$135.6	118 employees; 84 represented by Local 400 of the IUOE	• Rosebud-McKay

Savage	Knife River Corporation, a subsidiary of MDU Resources Group, Inc., Purchased 2001	• Truck	• 1 dragline	344	353	350	$4.8	15 employees; 12 represented by Local 400 of the IUOE	• Pust

TEXAS

Jewett	Entech, Inc., a subsidiary of Montana Power, Purchased 2001	• Conveyor belt	• 4 draglines	5,080	4,203	4,204	$32.0	324 employees	• Wilcox Group

NORTH DAKOTA
Beulah	Knife River Corporation, a subsidiary of MDU Resources Group, Inc., Purchased 2001	• Conveyor belt • BNSF Rail	• 2 draglines • Load-out facility	2,585	2,898	2,920	$64.3	158 employees; 125 represented by Local 1101 of the UMWA	• Schoolhouse • Beulah-Zap

WYOMING(2)

Kemmerer	Chevron Mining Inc., Purchased 2012	• Conveyor belt • Rail • Truck	• Truck and shovel	*(2)	*(2)	*(2)	*(2)	282 employees; 217 represented by Local 1307 of the UMWA(3)	• Multiple

TOTALS
				24,252	25,152	21,816	$392.4	1,283 employees

(1)	As of December 31, 2011, 517 employees, or approximately 50% of our total employees, were represented by collective bargaining agreements. The labor agreements at the Savage Mine and Kemmerer Mine, which cover 18% of our workforce (as of February 27, 2012) expire during 2012. The labor agreements at our Rosebud, Beulah and Absaloka Mines expire in 2013, 2014 and 2015, respectively.

(2)	We closed on the acquisition of the Kemmerer Mine on January 31, 2012. As such, historical tonnage and PPE costs are not available as of December 31, 2011.

(3)	Employee information for the Kemmerer Mine is as of February 27, 2012.

Properties

We had an estimated 367.9 million tons of total proven or probable coal reserves as of December 31, 2011. Montana, Wyoming, Texas, and North Dakota each use a permitting process approved by the Office of Surface Mining. Our mines have chosen to permit coal reserves on an incremental basis and given the current rates of mining and demand, have sufficient permitted coal to meet production for the periods shown in the table below. We secure all of our final reclamation obligations by reclamation bonds as required by the respective state agencies. We perform contemporaneous reclamation activities at each mine in the normal course of operations and coal production.

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

The following table provides information about our mines as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Absaloka Mine	Rosebud Mine	Jewett Mine	Beulah Mine	Savage Mine	Kemmerer Mine(5)
Owned by	Westmoreland Resources, Inc.	Western Energy Company	Texas Westmoreland Coal Co.	Dakota Westmoreland Corporation	Westmoreland Savage Corporation	Westmoreland Kemmerer, Inc.

Location	Big Horn County, MT	Rosebud and Treasure Counties, MT	Leon, Freestone and Limestone Counties, TX	Mercer and Oliver Counties, ND	Richland County, MT	Lincoln County, WY

Coal reserves (thousands of tons)(1) Proven Probable	60,918 —	199,904 —	40,190 —	46,090 15,516	5,309 —	(5)

Permitted reserves (thousands of tons)	60,918	123,931	40,190	18,588	857	(5)

2011 production (thousands of tons)	5,537	8,765	4,222	2,924	355	(5)

Estimated life of permitted reserves(2)	2020	2019	2022	2015	2013	(5)

Lessor	• Crow Tribe • Private parties	• Federal Government • State of MT • Great Northern Properties	• Private parties • State of TX	• Private parties • State of ND • Federal Government	• Federal Government • Private parties	• Federal Government • Private parties

Lease term	Through exhaustion	Varies	Varies	Varies	Varies	Varies

Current production capacity (thousands of tons)	7,500	13,300	7,000	3,400	400	(5)

Coal type	Sub-bituminous	Sub-bituminous	Lignite	Lignite	Lignite	Sub-bituminous

Major customers	• Xcel Energy • Western Fuels Assoc. • Midwest Energy • Rocky Mountain Power	• Colstrip 1&2 owners • Colstrip 3&4 owners	• NRG Texas Power LLC	• Otter Tail • MDU • Minnkota • Northwestern Public Service	• MDU • Sidney Sugars	• PacifiCorp • Various industrial customers

Delivery method	Rail / Truck	Truck / Rail / Conveyor	Conveyor	Conveyor / Rail	Truck	Conveyor/ Rail/ Truck

Approx. heat content (BTU/lb.)(3)	8,562	8,480	6,559	7,082	6,437	9,800

Approx. sulfur content (%)(4)	0.65	0.68	0.83	0.66	0.50	0.90

Year current complex opened	1974	1968	1985	1963	1958	1950(6)

Total tons mined since inception (thousands of tons)	178,139	440,696	187,485	105,175	14,848	169,831(6)

(1)	The SEC Industry Guide 7 defines reserves as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. Proven and probable coal reserves are defined by SEC Industry Guide 7 as follows:

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

(2)	Approximate year in which permitted reserves would be exhausted, based on current mine plan and production rates. The Jewett Mine’s reserves are covered under two separate mining permits, which must be renewed every five years. The mine plan reserve blocks contained in each permit are depicted annually for the current five-year renewal term, and then in five-year blocks through the life-of-mine deposit. One permit is currently under the renewal process and should be approved in late 2012. Present reserves are expected to be exhausted in 2021, but are contained within the life-of-mine permitted area. The other permit will expire on March 9, 2015 and reserves will be mined out under current production rates by 2018; therefore, the renewal process for this permit will be initiated and filed in the third quarter 2014, but the life-of-mine reserve area is already included in the existing approved permit. The Absaloka Mine permits expire in 2013 and 2014.
(3)	Approximate heat content applies to the coal mined in 2011.
(4)	Approximate sulfur content applies to the tons mined in 2011.
(5)	We closed on the acquisition of the Kemmerer Mine on January 31, 2012. As such, reserve and production data is not available as of December 31, 2011.
(6)	Elkol Underground Mine opened in 1950 and the Sorenson Surface Operations opened in 1963. Tons mined since inception for Kemmerer are for tons mined from 1950 through 2011.

With the exception of the Jewett and Kemmerer Mine, where we control some reserves through fee ownership, we lease all of our coal properties. We are a party to coal leases with the federal government, state governments, and private parties at our Absaloka, Rosebud, Beulah, Savage and Jewett Mines. Each of the federal and state government leases continue indefinitely provided there is diligent development of the property and continued operation of the related mines. Federal statute generally sets production royalties on federal leases at 12.5% of the gross proceeds of coal mined and sold for surface mines. At the Beulah and Savage Mines, we have received reductions in the federal royalty rate due to the quality of the lignite coal mined. Our private leases run for an average term of twenty years and have options for renewal. We believe that we have satisfied all lease conditions in order to retain the properties and keep the leases in place.

In 2011, we leased over 8,800 acres of coal from a private party, representing an estimated 158.0 million tons of Rosebud McKay coal resources, adjacent to our Absaloka Mine. These tons require further development and land acquisition or leasing before being available for extractive activity.

We are a party to two leases with the Crow Tribe covering 18,406 acres of land at our Absaloka Mine. In 2008, and in order to take advantage of certain available tax credits for the production of coal on the leased Crow Tribe land, Westmoreland Resources, Inc., or WRI, entered into a series of transactions, including the formation of Absaloka Coal, LLC with an unaffiliated investor. In 2011, the tax credit was equal to $2.20 per ton. We received a private letter ruling from the IRS providing that the Indian Coal Tax Credits are available to us. As part of such transaction, WRI subleased its leases with the Crow Tribe to Absaloka Coal, LLC, granting it the right to mine specified quantities of coal through September 2013, with WRI as contract miner. We will pay to the Crow Tribe 33% of the expected payments we will receive from the investor. The tax credit expires at the end of 2012 and we are working diligently in concert with the Crow Tribe to renew the tax credit for future periods. The Parent Notes have fully encumbered all of WRI’s and WKI’s property by a first lien. The Parent Notes allow us to enter into a revolving line of credit collateralized, in part, by the accounts receivable and inventory at WRI and WKI. In addition, WML fully encumbered all of its property at our Rosebud, Beulah and Savage mines pursuant to the WML Notes and revolving line of credit.

Customers

We sell almost all of the coal that we produce (99% in 2011) to plants that generate electricity. In 2011, we derived approximately 78% of our total revenues from coal sales to four power plants: Colstrip Units 3&4 (29% of our 2011 revenues), Limestone Generating Station (20%), Colstrip Units 1&2 (16%) and Sherburne County Station (13%). We sell the majority of our tons under contracts with remaining supply obligation terms of three years or more. We provide coal delivery via conveyor belt to our mine-mouth customers, but sell coal and lignite on a Free On Board, or FOB, basis to our other customers. The purchaser of coal normally bears the cost of transportation and risk of loss from load-out to its final destination. We are impacted by seasonality as generally during the second quarter of each year, our customers perform maintenance outages on their power generating facilities. Our coal revenues include amounts earned by our coal sales company from sales of coal produced by mines other than ours. In 2011, 2010 and 2009, such amounts were $0.9 million, $0.4 million and $0.8 million, respectively.

Rosebud. The Rosebud Mine has two contracts with the adjacent Colstrip Station power generating facility. Effective January 1, 2010, a new cost-plus agreement commenced with Colstrip Units 1&2 with a projected term through at least 2019 and expected tons of 3.0 million per year. A second agreement at Units 3&4 covers approximately 7.0 million tons per year and is set to expire at the end of 2019. This contract is also cost-plus, but has provisions for specific returns on capital investment.

Absaloka. The Absaloka Mine operates primarily in the open market and has several three- to five-year contracts with various parties that totaled roughly 5.5 million tons in 2011. Approximately 85% of all tons sold in 2011 were to the rail-served Sherburne County Generating Station in Minnesota under multiple contracts.

Savage. The Savage Mine supplies approximately 0.3 million tons per year to the local Lewis & Clark Power Station under an agreement that expires at the end of 2012. Prices under this agreement are based upon certain actual mine costs and certain inflation indices for such items as diesel fuel.

Jewett. The Jewett Mine has an agreement with NRG Texas Power’s adjacent Limestone Generating Station, which commenced January 1, 2008, and replaced various prior agreements in place since 1985. NRG Texas Power is obligated to pay all mine costs of production plus a margin and the mine’s capital and reclamation expenditures. The agreement has a term through 2018, which may be extended by NRG Texas Power for up to an additional ten years or until the mine’s reserves are exhausted. NRG has the option to determine volumes to be delivered, which average approximately 4.2 million tons per year, and to terminate the agreement at its discretion.

Beulah. The Beulah Mine supplies approximately 2.5 million tons per year to the adjacent Coyote Electric Generating Plant via conveyor belt under an agreement that expires in May 2016. It also supplies approximately 0.5 million tons per year via rail to the Heskett Power Station under an agreement that expires in 2016. Prices under these agreements are based upon certain actual mine costs and certain inflation indices for such items as diesel fuel.

Kemmerer. The Kemmerer Mine supplies approximately 2.7 million tons per year to the adjacent Naughton Power Station via conveyor belt under an agreement that expires in December 2021. Kemmerer also supplies approximately 2.1 million tons a year to various industrial customers, with the vast majority being shipped short-haul rail or train to Trona plants in Green River, Wyoming. Prices under these agreements are based upon certain actual mine costs and certain inflation indices for such items as diesel fuel.

Competition

While the coal industry is intensely competitive, we focus on niche coal markets where we take advantage of long-term coal contracts with neighboring power plants and rail transportation. For our open market coal sales, we compete with many other suppliers of coal to provide fuel to power plants. Additionally, coal producers compete with producers of alternative fuels used for electrical power generation, such as nuclear energy, natural gas, hydropower, petroleum and wind. Costs and other factors such as safety, environmental and regulatory considerations relating to these alternative fuels affect the overall demand for coal as a fuel.

We believe that our mines have a competitive advantage based on three factors:

•	all of our mines are the most economic suppliers to each of their respective principal customers, as a result of transportation advantages over our competitors in each of our key markets;

•	nearly all of the power plants we supply were specifically designed to use our coal; and

•	the plants we supply are among the lowest cost producers of electric power in their respective regions and are among the cleaner producers of power from solid fossil fuels.

Because of the foregoing, we believe that our current customers are more likely to be dispatched to produce power and to continue purchasing coal extracted from our mines.

The principal customers of the Rosebud, Jewett, Beulah and Kemmerer Mines are located adjacent to the mines; we deliver the coal for these customers by conveyor belt instead of more expensive means such as truck or rail. The customers of the Savage Mine are located approximately 20 to 25 miles from the mine so that we can transport coal economically by truck.

The Absaloka Mine faces a different competitive situation. The Absaloka Mine sells its coal in the rail market to utilities located in the northern tier of the United States served by BNSF. These utilities may purchase coal from us or from other producers. We compete with other producers based on price and quality, with the purchasers also taking into account the cost of transporting the coal to their plants. The Absaloka Mine enjoys an over 300-mile rail advantage over its principal competitors from the Southern Powder River Basin in supplying customers located in the northern tier. Rail rates have increased over the last several years by 50 to 100%, which increases our competitive advantage. We also believe that the next most economical suppliers to Absaloka’s northern tier customers could be our other mines.

Material Effects of Regulation

We are subject to extensive regulation with respect to environmental and other matters by federal, state and local authorities. Federal laws to which we are subject include the Surface Mining Control and Reclamation Act of 1977, or SMCRA, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right to Know Act and the Resource Conservation and Recovery Act. The United States Environmental Protection Agency, or EPA, and/or other authorized federal or state agencies administer and enforce these laws. Non-compliance with these laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities, including suspension or termination of operations. In addition, we may be required to make large and unanticipated capital expenditures to comply with applicable laws. Our reclamation obligations under applicable environmental laws will be substantial. Our coal sales agreements contain government imposition provisions that allow the pass-through of compliance costs in some circumstances. The following summarizes certain legal and regulatory matters that we believe may significantly affect us. Uncompromised safety is a core value of Westmoreland Coal Company. We use a grass roots approach, encouraging and promoting employee involvement in safety and accept input from all employees; we feel employee involvement is a pillar of our safety excellence. Our commitment and dedication to safety excellence is paralleled by our environmental stewardship, in which we apply the same principles, commitment, and dedication. For example, our Rosebud Mine had an MSHA reportable rate of incidents for 2011 of 0.00. In 2011, we were recognized for the following safety and reclamation awards:

•	Our Rosebud Mine was recognized for environmental excellence having received the prestigious OSM’s Director Award;

•	Our Jewett mine received the 2011 Railroad Commission of Texas Coal Mining Reclamation Award;

•	Dakota Westmoreland Corporation’s Beulah Mine received the Lignite Energy Council’s Safety Excellence Award for the mine or plant with the lowest accident incident rate in the lignite industry; and

•

Dakota Westmoreland Corporation’s Beulah Mine received the Rocky Mountain Coal Mining Institute Surface Mine Safety Award, small mine category, for the surface mine with the lowest reportable rate of incidents in the eight-member state region.

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

During 2011, we continued to maintain reportable and lost time incident rates significantly below national averages as indicated in the table below.

	September 30,	September 30,
	2011
	Lost Time Rate	Reportable Rate
WCC Mines	0.65	1.03
National Surface Mines	1.23	1.83

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

Clean Air Act and Related Regulations. The federal Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emission control requirements relating to air pollutants, including particulate matter, which may include controlling fugitive dust. The Clean Air Act indirectly affects coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. In recent years, Congress has considered legislation that would require increased reductions in emissions of sulfur dioxide, nitrogen oxide and mercury. In addition to the GHG issues discussed below, the air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to, the following:

•

Acid Rain. Title IV of the Clean Air Act requires reductions of sulfur dioxide emissions by electric utilities. Affected power plants have sought to reduce sulfur dioxide emissions by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing or trading sulfur dioxide emission allowances. We cannot accurately predict the future effect of these Clean Air Act provisions on our operations. These acid rain requirements would not be supplanted by CSAPR, were it to take effect.

•

NAAQS for Criterion Pollutants. The Clean Air Act requires the EPA to set standards, referred to as NAAQS, for six common air pollutants, including nitrogen oxide and sulfur dioxide. Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels. Meeting these limits may require reductions of nitrogen oxide and sulfur dioxide emissions. Although our operations are not currently located in non-attainment areas, we could be required to incur significant costs to install additional emissions control equipment, or otherwise change our operations and future development if that were to change. On February 9, 2010, the EPA published revised NAAQS for nitrogen dioxide. On June 22, 2010, the EPA published a final rule that tightens the NAAQS for sulfur dioxide. Non-attainment designations will be finalized by June 2012 for both rules; state implementation plans are due in the winter of 2014; and the deadline to achieve attainment is the summer of 2017. We do not know whether or to what extent these developments might affect our operations or our customers’ businesses.

•

Clean Air Interstate Rule and Cross-State Air Pollution Rule. CAIR calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system now in effect for acid rain. In June 2011, the EPA finalized CSAPR, a replacement rule to CAIR, which requires 28 states in the Midwest and eastern seaboard of the United States to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would commence in 2012 with further reductions effective in 2014. However, on December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit stayed the implementation of CSAPR pending resolution of judicial challenges to the rules and ordered the EPA to continue enforcing CAIR until the pending legal challenges have been resolved. We are unable to predict whether the CSAPR program will be upheld or reversed but for states to meet their requirements under CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal. On December 15, 2011, the EPA finalized a supplemental rulemaking to require Iowa, Michigan, Missouri, Oklahoma and Wisconsin to make summertime reductions to nitrogen oxide emissions under the CSAPR ozone-season control program.

•

NOx SIP Call. The NOx SIP Call program was established by the EPA in October 1998 to reduce the transport of nitrogen oxide and ozone on prevailing winds from the Midwest and South to states in the Northeast, which alleged that they could not meet federal air quality standards because of migrating pollution. The program is designed to reduce nitrogen oxide emissions by one million tons per year in 22 eastern states and the District of Columbia. As a result of the program, many power plants have been or will be required to install additional emission control measures, such as selective catalytic reduction devices. Installation of additional emission control measures will make it more costly to operate coal-fired power plants, potentially making coal a less attractive fuel.

•

Mercury and Hazardous Air Pollutants. On December 16, 2011, the EPA signed a rule that would regulate the emission of mercury and other metals, fine particulates and acid gases such as hydrogen chloride from coal- and oil-fired power plants, referred to as “MATS.” Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed. Regulation of mercury emissions by the EPA, states, Congress or pursuant to an international treaty may decrease the future demand for coal, but we are currently unable to predict the magnitude of any such effect. The North American Electric Reliability Corporation in its 2011 Long-Term Reliability Assessment noted that CSAPR, MATS and other proposed regulations could accelerate the retirement of a significant number of coal-fired power plants. We continue to evaluate the possible scenarios associated with CSAPR and MATS and the effects they may have on our business and our results of operations, financial condition or cash flows.

•

Regional Haze, New Source Review and Ozone. The EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks. On December 23, 2011, the EPA Administrator signed a final rule under which the emission caps imposed under the CSAPR for a given state would supplant the obligations of that state with regard to visibility protection. That rule has not yet been published, and the EPA’s plans about publishing this rule in light of the stay of the CSAPR have yet to be announced. In addition, the EPA’s new source review program under certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly change emissions, to install the more stringent air emissions control equipment required of new plants. There is pending litigation to force the EPA to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the Clean Air Act and establish standards to reduce emissions from sources of methane and other emissions related to coal mines.

•

Effect on Westmoreland Coal Company. Our mines do not produce “compliance coal” for purposes of the Clean Air Act. Compliance coal is coal containing 1.2 pounds or less of sulfur dioxide per million British thermal unit, or Btu. This restricts our ability to sell coal to power plants that do not utilize sulfur dioxide emission controls and otherwise leads to a price discount based, in part, on the market price for sulfur dioxide emission allowances under the Clean Air Act. Our coal also contains about fifty percent more ash content than our primary competitors, which can translate into a cost disadvantage where post-combustion coal ash must be land filled. We are at particular risk of changes in applicable environmental laws with respect to the Jewett Mine, whose customer, the NRG Texas Power-Limestone Station, blends our lignite with compliance coal from Wyoming. Tightened nitrogen oxide and new mercury emission standards could result in an increased blend of the Wyoming coal to reduce emissions. Further, increased market prices for sulfur dioxide emissions and increased coal ash costs could also favor an increased blend of the lower ash Wyoming compliance coal. In such a case, NRG Texas Power has the option to increase its purchases of other coal, reduce purchases of our coal, or to terminate our contract. If NRG terminates the contact, sales of lignite would end and the Jewett Mine would commence final reclamation activities. NRG would pay for all reclamation work plus a margin.

Bonding Requirements. Federal and state laws require mine operators to assure, usually through the use of surety bonds, payment of certain long-term obligations, including the costs of mine closure and the costs of reclaiming the mined land. The costs of these bonds have fluctuated in recent years, and the market terms of surety bonds have generally become more favorable to us. Surety providers are requiring smaller percentages of collateral to secure a bond, which will require us to provide less cash to collateralize bonds to allow us to continue mining. These changes in the terms of the bonds have been accompanied, at times, by an increase in the number of companies willing to issue surety bonds. As of December 31, 2011, we have posted an aggregate of $214.6 million in surety bonds for reclamation purposes, with approximately $27.1 million of cash collateral.

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

Power Segment

General

We own two coal-fired power-generating units in Weldon, North Carolina with a total capacity of approximately 230 megawatts, which we refer to collectively as ROVA. We built ROVA, which commenced operations in 1994, as a Public Utility Regulatory Policies Act co-generation facility with long-term power purchase agreements with Dominion Virginia Power. While we initially structured the project as a joint venture in which we held a 50 percent interest in the partnership that owned ROVA, we acquired the other 50 percent partnership interest in ROVA in 2006, bringing our ownership interest in the ROVA project to 100 percent. Westmoreland Partners has fully encumbered all property pursuant to the Parent Notes. The Parent Notes also allow us to enter into a revolving line of credit collateralized, in part, by the accounts receivable and inventory at ROVA.

The following table shows megawatt hours produced and average annual capacity factors achieved at ROVA for the last three years:

	September 30,	September 30,
Year	Megawatt Hours	Capacity Factor
2011	1,607,000	87%
2010	1,620,000	88%
2009	1,486,000	81%

In 2009, ROVA experienced a planned major maintenance outage, which occurs every five years, resulting in reduced megawatt hours and capacity factor during such year.

Coal Supply

ROVA purchases coal under long-term contracts from coal suppliers with identified reserves located in Central Appalachia, with contracts expiring in 2014 and 2015.

Customer

ROVA supplies power to Dominion Virginia Power under long-term contracts, which expire in 2019 and 2020. We can extend, by mutual consent, the contracts with Dominion Virginia Power for five-year terms at mutually agreeable pricing. In 2011, the sale of power to Dominion Virginia Power accounted for approximately 17% of our consolidated revenues. We are impacted by seasonality as generally during the spring and fall of each year we perform maintenance outages on our power generating facilities.

Material Effects of Regulation

For a thorough discussion of the extensive regulation with respect to environmental and other matters by federal, state and local authorities affecting our power segment, see Item 1 under “Coal Segment -Material Effects of Regulation.”

With respect to our power segment, ROVA is among the newer and cleaner coal-fired power plants in the United States. Under Title IV of the Clean Air Act, ROVA is exempt from, but may opt-in to receive allocations of sulfur dioxide emission allowances. The plants are among the lowest coal-fired emitters of mercury in the country. We are evaluating whether ROVA could be a net consumer or seller of mercury allowances under new and pending regulations. Currently, ROVA is a consumer of sulfur dioxide allowances and nitrogen oxide credits, and we expect an increase in costs associated with nitrogen oxide allowances at ROVA. With regard to coal ash regulations, ROVA both remarkets and landfills its combustion waste. Landfills are lined and meet strict North Carolina Department of Solid Waste regulations.

An important factor relating to the impact of GHG-related legislation and regulations on our power segment will be our ability to recover the costs incurred to comply with any regulatory requirements that the government ultimately imposes. We may not recover the costs related to compliance with regulatory requirements imposed on us due to limitations in our power purchase agreements. If we are unable to pass through such costs incurred by ROVA to Dominion Virginia Power or recoup them in another manner such as through allowances, it could have a material adverse effect on our results of operations at ROVA.

Heritage Segment

Our heritage segment costs consist primarily of payments to our retired workers for various types of postretirement medical benefits. Distributions from our operating subsidiaries fund these collective heritage obligations. We significantly reduced our heritage health benefit expenditures starting in 2010 due to the modernization of how we provide prescription drug benefits to retirees. We continue to explore ways to further reduce or eliminate other portions of our benefits costs incurred because of our former operations.

Corporate Segment

The corporate segment consists primarily of costs for our corporate administrative expenses. In addition, the corporate segment contains our captive insurance company.

We have elected to retain some of the risks associated with operating our company through a wholly owned, consolidated insurance subsidiary, Westmoreland Risk Management Inc., or WRMI. WRMI, a Montana corporation, provides our primary layer of property and casualty insurance. We redomesticated WRMI from Bermuda to Montana in 2011, resulting in cost savings and administrative efficiencies. By using this insurance subsidiary, we have reduced the cost of our property and casualty insurance premiums and retained some economic benefits due to our excellent loss record. We reduce our major exposure by insuring for losses in excess of our retained limits with a number of third-party insurance companies.

We had no export sales and derived no revenues from outside the United States during the five-year period ended December 31, 2011.

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

We also make our public reports available through our website, www.westmoreland.com, as soon as practicable after we file or furnish them with the SEC. You may also request copies of the documents, at no cost, by telephone at (303) 992-6463 or by mail at Westmoreland Coal Company, 9540 South Maroon Circle, Suite 200, Englewood, Colorado, 80112. The information on our website is not part of this Annual Report on Form 10-K.

ITEM 1A—RISK FACTORS.

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by numerous risk factors, including those summarized below.

Risks Relating to our Operations

Risks associated with being highly leveraged.

Following the issuance of the Add-On Notes, we have outstanding indebtedness of approximately $414.1 million. We may also incur additional indebtedness in the future, including indebtedness under our existing revolving credit facility at WML or under the available revolving credit facility that would be collateralized by the accounts receivable and inventory of ROVA, the Absaloka Mine and the Kemmerer Mine. Because of our significant indebtedness, we are highly leveraged. Westmoreland’s debt profile may, among other things:

•	limit our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to service our debt, reducing the availability of cash flow for other purposes;

•

increase our vulnerability to economic downturns, limit our ability to capitalize on significant business opportunities, and restrict our flexibility to react to changes in market or industry conditions; or

•	make it more difficult to pay our debts, including payment on the Parent Notes, as they become due.

In addition, there can be no assurance that rating agencies will not downgrade the credit rating on the Parent Notes. Any such downgrade could impede our ability to refinance existing debt or secure new debt or otherwise increase our future cost of borrowing and could create additional concerns on the part of our customers, partners, investors and employees about our financial condition and results of operations.

If we fail to comply with certain covenants in our various debt arrangements, it could negatively affect our liquidity and ability to finance our operations.

Our lending arrangements contain, among other conditions, events of default and various affirmative and negative covenants. In 2009, WML did not comply with a leverage ratio covenant in its debt agreement and obtained a waiver from its lenders for defaults through March 31, 2010, subject to certain conditions. We currently anticipate that we will be able to meet all of our future covenant requirements. Should we be unable to meet future debt-related covenants, we will be required to seek a waiver of such covenant to avoid an event of default. Covenant waivers and modifications may be expensive to obtain, or, potentially, unavailable. If we are unable to obtain covenant waivers and our lenders accelerate our debt, we could attempt to refinance or repay the debt with the proceeds from sales of assets. Sales of assets undertaken in response to such immediate needs may be made at potentially unfavorable prices, or asset sales may not be sufficient to refinance or repay the debt, and we may be unable to complete such transactions in a timely manner, on favorable terms, or at all.

We may not generate sufficient cash flow at our operating subsidiaries to pay our operating expenses, meet our debt service costs and pay our heritage and corporate costs.

As a result of significant increases in our operating profits and a decrease in our heritage health benefit costs, we anticipate that our cash from operations (including additional cash provided from the Kemmerer Mine), cash on hand and available borrowing capacity through the WML revolver, will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future. However, our expectations in this regard are subject to numerous uncertainties, including uncertainties relating to our operating performance, general market conditions and effects of the integration of the Kemmerer Mine into our business operations. In addition, our capital needs may be greater than we currently expect if we pursue one or more significant acquisitions.

Our WML subsidiary, which owns the Rosebud, Jewett, Beulah and Savage mines, is subject to a credit facility that limits its ability to dividend funds to us. Accordingly, WML may not be able to pay dividends to us in the amounts and in the time required for us to pay our heritage health costs and corporate overhead expenses. In 2011, WML began amortizing its debt, with principal payments of $14.0 million scheduled for 2012 and payments ranging from $18.0 to $22.0 million annually from 2013 to 2017. Due to such amortization, WML is required to maintain larger amounts of cash to cover such debt service than it has historically. Ultimately, if WML’s operating cash flows are insufficient to support its operations, amortize its debt and provide dividends to us in the amounts and time required to pay our expenses, we may be required to expend cash on hand or further leverage our operations through the revolving credit facility to fund our heritage liabilities and corporate overheard. Should we be required to expend cash on hand to fund such activities, such funds would be unavailable to grow the business through strategic acquisitions or ventures or support the business through reclamation bonding, capital and reserve acquisition.

Our dependence on a small group of customers could adversely affect our revenues if such customers reduce or suspend their coal purchases or if they become unable to pay for our coal.

In 2011, we derived approximately 78% of our total revenues from coal sales to four power plants: Colstrip Units 3&4 (29% of our 2011 revenues), Limestone Generating Station (20%), Colstrip Units 1&2 (16%) and Sherburne County Station (13%). Interruption in the purchases of coal from our operations by our principal customers could significantly affect our revenues. During 2009, unscheduled power plant outages occurred after planned maintenance outages at power plants served by our Rosebud and Beulah mines and resulted in lost revenues of approximately $47.5 million. Unscheduled maintenance outages at our customers’ power plants, unseasonably moderate weather, higher-than-anticipated hydro seasons (as occurred in 2011) or increases in the production of alternative clean-energy generation such as wind power, or decreases in the price of competing fossil fuels such as natural gas, could cause our customers to reduce their purchases. In addition, new environmental regulations could compel our customer at the Jewett Mine to purchase more compliance coal, reducing or eliminating our sales to them. Four of our five mines are dedicated to supplying customers located adjacent to or near the mines, and these mines may have difficulty identifying alternative purchasers of their coal if their existing customers suspend or terminate their purchases. Similarly, the Kemmerer Mine, which we acquired in January 2012, derived approximately 60% of its 2010 revenue from sales to the nearby Naughton power plant. In November 2011, the main customer at our Absaloka Mine experienced a fire and subsequent explosion, with no current projection for when the customer’s Unit 3 will come back on line. While we anticipate our business interruption insurance will cover our losses, we are projecting the lost sale of approximately 3.1 million tons at the Absaloka Mine in 2012. The reduction in the sale of our coal would adversely affect our operating results. In addition, our major customers’ inability to pay for contracted amounts of coal would adversely affect our results of operations and liquidity.

Additionally, certain of our long-term contracts are set to expire in the next several years. Our contracts with the Sherburne County Station are three-year rolling contracts, with one-third of the tonnage expiring on an annual basis. Our contract with Coyote Station, located adjacent to our Beulah Mine, expires in May 2016. We are currently working with the Coyote Station owners in a competitive bid process for another long-term supply contract. Our contract with Colstrip Units 3&4 expires in December 2019. We have already begun discussions with the 3&4 buyers on the 2019 renewal. Should we be unable to renew any or all of these expiring contracts, the reduction in the sale of our coal would adversely affect our operating results and liquidity and could result in significant impairments to the affected mine should the mine be unable to execute a new long-term coal supply agreement.

Similarly, interruption in the purchase of power by Dominion could also negatively affect our revenues. In 2011, the sale of power by ROVA to Dominion accounted for approximately 17% of our consolidated revenues. Although ROVA supplies power to Dominion under long-term power purchase agreements, if Dominion is unable or unwilling to pay for the power produced by ROVA in a timely manner, it could have a material adverse effect on our results of operations, financial condition, and liquidity.

If our assumptions regarding our future expenses related to employee benefit plans are incorrect, then expenditures for these benefits could be materially higher than we have assumed. In addition, we may have exposure under those plans that extend beyond what our obligations would be with respect to our own employees.

We provide various postretirement medical benefits, black lung and worker’s compensation benefits to current and former employees and their dependents. We calculate the total accumulated benefit obligations according to guidance provided by generally accepted accounting principles or GAAP. We estimate the present value of our postretirement medical, black lung and worker’s compensation benefit obligations to be $258.6 million, $16.4 million and $11.6 million, respectively, at December 31, 2011. In addition, in connection with the Kemmerer acquisition, we assumed the obligation to provide postretirement health coverage for eligible current union employees of the Kemmerer Mine and black lung claims that may arise in the future with respect to current Kemmerer employees. We have estimated these unfunded obligations based on actuarial assumptions and if our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially higher.

Moreover, regulatory changes could increase our obligations to provide these or additional benefits. Certain of our subsidiaries participate in defined benefit multi-employer funds that were established in connection with the Coal Industry Retiree Health Benefit Act of 1992, or Coal Act, which provides for the funding of health and death benefits for certain United Mine Workers of America or UMWA retirees. Our contributions to these funds totaled $2.6 million and $3.0 million for the years ended December 31, 2011 and 2010, respectively. Our contributions to these funds could increase as a result of a shrinking contribution base as a result of the insolvency of other coal companies that currently contribute to these funds, lower than expected returns on fund assets or other funding deficiencies.

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

We also contribute to a multi-employer defined benefit pension plan, the Central Pension Fund of the Operating Engineers, or Central Pension Fund, on behalf of employee groups at our Rosebud, Absaloka and Savage mines that are represented by the International Union of Operating Engineers. The Central Pension Fund is subject to certain funding rules contained in the Pension Protection Act of 2006, or PPA. Under the PPA, if the Central Pension Plan fails to meet certain minimum funding requirements, it would be required to adopt a funding improvement plan or rehabilitation plan. If the Central Pension Fund adopted a funding improvement plan or rehabilitation plan, we could be required to contribute additional amounts to the fund. As of January 31, 2011, its last completed fiscal year, the Central Pension Fund reported that it was underfunded. If we were to partially or completely withdraw from the fund at a time when the Central Pension Fund were underfunded, we would be liable for a proportionate share the fund’s unfunded vested benefits, and this liability could have a material adverse effect on our financial position.

The Patient Protection and Affordable Care Act contains amendments to the Black Lung Benefits Act that could adversely affect our financial condition and results of operations.

In March 2010, the Patient Protection and Affordable Care Act, or PPACA, was enacted. PPACA contains an amendment to the Black Lung Benefits Act, or BLBA, that has the effect of reinstating provisions that were removed from the BLBA in 1981. The amendment provides that, if eligible miners can prove they worked 15 or more years in or around coal mines and have a totally disabling respiratory impairment, there shall be a rebuttable presumption that the miners have pneumoconiosis that arose from such mining employment. In addition, the amendment also provides for an automatic survivor benefit to be paid upon the death of a miner with an awarded federal black lung claim without the requirement to prove that the miner’s death was due to black lung disease. Both amendments are retroactive and applicable to claims filed as of January 1, 2005 and have and may continue to result in currently pending claimants being awarded benefits back to a start date that may be as far back as January 2, 2005. Through the first 18 months of the amendment’s effectiveness, we have experienced an increase in black lung claims over similar periods and have accepted some of these claims. At a minimum, it takes several months to several years for a claim to be awarded or denied and any liability to be determined. Given the relatively small number of survivors’ claims and the lack of final adjudication of black lung claims, we have very limited experience from which to determine the overall effect, if any, this increase in claims will have on our costs and liability. In addition, we have incomplete information to determine whether this increase in claims constitutes a one-time spike in claims, or represents a future trend in black lung claims and eventual awards. We believe these amendments could give rise to increases in liabilities for claims from prior periods of time, an increase in the number of claimants who are awarded benefits resulting in an increase in future funding requirements and an increase in administrative fees, including legal expenses, because of reviewing and defending an increased number of benefit claims. In addition, while we periodically perform evaluations of our black lung liability, using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others, the limited claims experience to date is insufficient to determine the potential change in black lung liability due to the application of these new amendments. If the number or severity of claims increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our current assumptions, our results of operations and liquidity could be immediately impacted.

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

Our future performance depends on, among other things, the accuracy of our estimates of our proven and probable coal reserves. Our reserve estimates are prepared by our engineers and geologists or by third-party engineering firms and are updated periodically. There are numerous factors and assumptions inherent in estimating the quantities and qualities of, and costs to mine, coal reserves, including many factors beyond our control, including the following:

•	quality of the coal;

•	geological and mining conditions, which may not be fully identified by available exploration data or may differ from our experiences in areas where we currently mine;

•	the percentage of coal ultimately recoverable;

•	the assumed effects of regulation, including the issuance of required permits, taxes, including severance and excise taxes and royalties, and other payments to governmental agencies;

•	assumptions concerning the timing for the development of the reserves; and

•

assumptions concerning equipment and productivity, future coal prices, operating costs, including for critical supplies such as fuel, tires and explosives, capital expenditures and development and reclamation costs.

As a result, estimates of the quantities and qualities of economically recoverable coal attributable to any particular group of properties, classifications of reserves based on risk of recovery, estimated cost of production, and estimates of future net cash flows expected from these properties may vary materially due to changes in the above factors and assumptions. Any inaccuracy in our estimates related to our reserves could result in decreased profitability from lower than expected revenues or higher than expected costs.

If the assumptions underlying our reclamation and mine closure obligations are materially inaccurate, we could be required to expend greater amounts than anticipated.

The Surface Mining Control and Reclamation Act of 1977, or SMCRA, establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. We calculated the total estimated reclamation and mine-closing liabilities according to the guidance provided by generally accepted accounting principles, or GAAP, and current industry practice. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering expertise related to these requirements. If our estimates are incorrect, we could be required in future periods to spend materially different amounts on reclamation and mine-closing activities than we currently estimate. Likewise, if our customers, some of whom are contractually obligated to pay certain reclamation costs, default on the unfunded portion of their contractual obligations to pay for reclamation, we could be forced to make these expenditures ourselves and the cost of reclamation could exceed any amount we might recover in litigation. Regulatory authorities, or in some cases third parties, could contest the adequacy of amounts reserved for reclamation obligations.

We estimate that our gross reclamation and mine-closing liabilities, which are based upon projected mine lives, current mine plans, permit requirements and our experience, were $247.5 million (on a present value basis) at December 31, 2011. Of these December 31, 2011 liabilities, our customers have assumed $98.9 million by contract. In addition, we held final reclamation deposits, received from customers, of approximately $71.9 million at December 31, 2011 to provide for these obligations. We estimate that our obligation for final reclamation that was not the contractual responsibility of others or covered by offsetting reclamation deposits was $76.7 million at December 31, 2011. We must recover this $76.7 million in the price of coal sold. Responsibility for the final reclamation amounts may change in certain circumstances. The acquisition of the Kemmerer Mine will add an estimated $33.5 million to our aggregate reclamation obligations.

Although we update our estimated costs annually, our recorded obligations may prove to be inadequate due to changes in legislation, standards and the emergence of new restoration techniques. Furthermore, the expected timing of expenditures could change significantly due to changes in commodity prices that might curtail the life of an operation. These recorded obligations could prove insufficient compared to the actual cost of reclamation. Any underestimated or unidentified close down, restoration or environmental rehabilitation costs could have an adverse effect on our reputation as well as our asset values, results of operations and liquidity.

If the cost of obtaining new reclamation bonds and renewing existing reclamation bonds increases or if we are unable to obtain additional bonding capacity, our operating results could be negatively affected.

Federal and state laws require that we provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis and have become increasingly expensive. Bonding companies are requiring that applicants collateralize increasing portions of their obligations to the bonding company. In 2011, we paid approximately $3.9 million in premiums for reclamation bonds and were required to use $2.6 million in cash to collateralize approximately 25% of the face amount of the new bonds obtained in 2011. We anticipate that, as we permit additional areas for our mines in 2012, our bonding and collateral requirements will increase. In connection with the Kemmerer acquisition, we posted a reclamation bond with cash collateral of approximately $24.7 million expected to be made in 2012. Any capital that we provide to collateralize our obligations to our bonding companies is not available to support our other business activities. Our results of operations could be negatively affected if the cost of our reclamation bonding premiums and collateral requirements were to increase. Additionally, if we are unable to obtain additional bonding capacity due to cash flow constraints, we will be unable to begin mining operations in newly permitted areas, which could hamper our ability to efficiently meet our current customer contract deliveries, expand operations, and increase revenues.

Our coal mining operations are subject to external conditions that could disrupt operations and negatively affect our results of operations.

Our coal mining operations are all surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production, and increase the cost of mining at particular mines for varying lengths of time. These conditions or events include: unplanned equipment failures, which could interrupt production and require us to expend significant sums to repair our equipment; geological conditions such as variations in the quality of the coal produced from a particular seam, variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; and weather conditions. For example, in our recent past, we have endured a major blizzard at the Beulah Mine that interrupted operations, a fire on the trestle at the Beulah Mine that interrupted rail shipment of our coal, and an unanticipated replacement of boom suspension cables on one of our draglines that caused a multi-week interruption of mining. Major disruptions in operations at any of our mines over a lengthy period could adversely affect the profitability of our mines.

In addition, unplanned outages of draglines and extensions of scheduled outages due to mechanical failures or other problems occur from time-to-time and are an inherent risk of our coal mining business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues because of selling fewer tons of coal. If properly maintained, a dragline can operate for 40 years or longer. The average age of our draglines is 29 years. As our draglines and other major equipment ages, we may experience unscheduled maintenance outages or increased maintenance costs, which would adversely affect our operating results.

Unplanned outages and extensions of scheduled outages due to mechanical failures or other problems occur from time-to-time at our power plant customers and are an inherent risk of our business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues because of selling fewer tons of coal. In November 2011, the Sherburne County station experienced an explosion and fire that has caused an extended outage with no set termination date. As a result, we are forecasting the loss of approximately 50% of our coal sales in 2012 at our Absaloka Mine. During 2009, unscheduled power plant outages occurred after planned maintenance outages at power plants served by our Rosebud and Beulah mines and resulted in lost revenues of approximately $47.5 million. Significant unanticipated outages at our power plant customers, which result in lost coal sales result in significant adverse affects on our operating results.

Our operations are vulnerable to natural disasters, operating difficulties and infrastructure constraints, not all of which are covered by insurance, which could have an impact on our productivity.

Mining and power operations are vulnerable to natural events, including blizzards, earthquakes, drought, floods, fire, storms and the possible effects of climate change. Operating difficulties such as unexpected geological variations could affect the costs and viability of our operations. Our operations also require reliable roads, rail networks, power sources and power transmission facilities, water supplies and IT systems to access and conduct operations. The availability and cost of infrastructure affects our capital expenditures, operating costs, and planned levels of production and sales. Our insurance does not cover every potential risk associated with our operations. Adequate coverage at reasonable rates is not always obtainable. In addition, our insurance may not fully cover our liability or the consequences of any business interruptions such as equipment failure or labor disputes. The occurrence of a significant event not fully covered by insurance could have an adverse effect on our business, results of operations, financial condition and prospects.

Health, safety, environment and other regulations, standards and expectations evolve over time and unforeseen changes could have an adverse effect on our results of operations and liquidity.

We operate in an industry that is subject to numerous health, safety and environmental laws, regulations and standards as well as community and stakeholder expectations. We are subject to extensive governmental regulations in all jurisdictions in which we operate. Operations are subject to general and specific regulations governing mining and processing, land tenure and use, environmental requirements (including site-specific environmental licenses, permits and statutory authorizations), workplace health and safety and taxation. Evolving regulatory standards and expectations can result in increased litigation or increased costs, all of which can have an adverse effect on our results of operations and liquidity.

Should our Indian Coal Tax Credit transaction be audited by the Internal Revenue Service, or IRS, and the tax results contemplated thereby disallowed, the financial benefits of the transaction would be reduced and we may be required to return payments received from a third party investor.

In 2008, WRI entered into a series of transactions with an unaffiliated investor, including the formation of Absaloka Coal LLC, in order to take advantage of certain available tax credits for the production of coal on Indian lands and the sale of that coal. We requested and have received a private letter ruling, or PLR, from the IRS providing that the transaction met certain requirements for the availability of the tax credits under the specific scenario described in the PLR. Even though we have received the PLR, there are certain issues that may be raised by the IRS in a subsequent audit of tax returns of Absaloka Coal LLC. In the event that a subsequent audit results in the disqualification of the tax credits or the disallowance of the allocations of the tax credits, various remedies would minimize the financial benefits of the transaction and we could be required to return to the investor previously received payments. We pay to the Crow Tribe 33% of the expected payments we receive from the investor. The Crow Tribe is only required to reimburse us under very limited circumstances. As a result, in the event that the IRS disallows or disqualifies the tax credits, we would likely be unable to recoup payments already paid to the Crow Tribe.

Our Absaloka Mine benefits from the Indian Coal Tax, the loss of which would adversely affect the financial condition of the operation.

The Indian Coal Tax Credits are set to expire in December 2012 unless the relevant provisions of the Internal Revenue Code are extended or renewed by the U.S. Congress. While we have been actively seeking an extension or renewal to the tax credits, there can be no assurance that we will be successful in doing so. Further, the provisions regarding any extension or renewal may not be as favorable as those that currently exist. In addition, we cannot assure you that any extension or renewal of the tax credit would be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect. Since 2009, we have experienced $3.0 to $6.0 million of additional benefit per year from the tax credit. Any delay or failure to extend or renew the Indian Coal Tax Credit would adversely affect the financial condition of the WRI operation.

Our future success depends upon our ability to continue acquiring and developing coal reserves that are economically recoverable and to raise the capital necessary to fund our expansion.

Our recoverable reserves decline as we produce coal. We have not yet applied for the permits to use all of the coal deposits under our mineral rights, and the government agencies may not grant those permits in a timely manner or at all. Furthermore, we may not be able to mine all of our coal deposits as efficiently as we do at our current operations. Our future success depends upon conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. Our current strategy includes increasing our coal reserves through acquisitions of other mineral rights, leases, or producing properties and continuing to use our existing properties. Our ability to expand our operations may be dependent on our ability to obtain sufficient working capital, either through cash flows generated from operations, or financing activities, or both. As we mine our coal and deplete our existing reserves, replacement reserves may not be available when required or, if available, we may not be capable of mining the coal at costs comparable to those characteristic of the depleting mines. These factors could have a material adverse affect on our mining operations and costs, and our customers’ ability to use the coal we mine.

Transportation impediments may hinder our current operations or future growth.

Certain segments of our current business, principally our Absaloka Mine, rely on rail transportation for the delivery of our coal product to the customer. Our ability to deliver our product in a timely manner could be adversely affected by the lack of adequate availability of rail capacity, whether because of work stoppages, union work rules, track conditions or otherwise. In 2011, flooding conditions disrupted rail service to the Absaloka Mine, resulting in lost revenue. Furthermore, rail transportation costs represent a significant portion of the total cost of coal for our customers, and the cost of transportation is a key factor in a customer’s purchasing decision. Increases in transportation costs or the lack of sufficient rail capacity or availability could make coal a less competitive source of energy, which could lead to reduced coal sales and/or reduced prices we receive for the coal. Our inability to timely deliver product or fuel switching due to rising transportation costs could have a material adverse effect on our business, financial condition and results of operations.

The unavailability of rail capacity and port capacity could also hinder our future growth as we seek to sell coal into new markets. The current availability of rail cars is limited and at times unavailable because of repairs or improvements, or because of priority transportation agreements with other customers. If transportation is restricted or is unavailable, we may be unable to sell into new markets and, therefore, the lack of rail capacity would hamper our future growth.

Our ability to grow sales, principally from our Absaloka mine, through export sales depends on a number of factors, including the existence of sufficient and cost-effective export terminal capacity for the shipment of thermal coal to foreign markets and demand by customers in Asia and in other potential export markets for coal. Our access to existing and any future terminal capacity may be adversely affected by regulatory and permit requirements, environmental and other legal challenges, public perceptions and resulting political pressures, operational issues at terminals and competition among domestic coal producers for access to limited terminal capacity, among other factors. If we fail to acquire terminal capacity for the export of our coal on commercially reasonable terms, or at all, any growth in sales through export transactions will be materially adversely affected.

Union represented labor creates an increased risk of work stoppages and higher labor costs.

At December 31, 2011, either the International Union of Operating Engineers Local 400 or the UMWA represented approximately 50% of our total workforce. Our unionized workforce is spread out amongst four of our surface mines. As a majority of our workforce is unionized, there may be an increased risk of strikes and other labor disputes, and our ability to alter labor costs is subject to collective bargaining. In March 2009, during negotiations over a collective bargaining agreement, our employees at the Rosebud Mine imposed a sixteen-day work stoppage. In April 2009, we entered into a new four-year agreement with the union and the Rosebud Mine resumed full operation. The impact on our operations was minimal as we continued to make most of our scheduled coal deliveries. The collective bargaining agreement relating to the represented workforce at the Absaloka Mine expired in mid-2011. We were successful in negotiating a new agreement without any work stoppages or other disruptions. If our Jewett Mine operations were to become unionized, we could be subject to additional risk of work stoppages, other labor disputes and higher labor costs, which could adversely affect the stability of production and our results of operations. While strikes are generally a force majeure event in long-term coal supply agreements, thereby exempting the mine from its delivery obligations, the loss of revenue for even a short time could have a material adverse effect on our financial results.

The UMWA represents the Kemmerer Mine workforce, increasing the percentage of our workforce represented by a labor union. The collective bargaining agreement covering the represented workforce at the Kemmerer Mine expires in August 2012. Historically, the represented employees at Kemmerer have filed numerous grievances and there have been challenging labor negotiations at the time of renewal of the collective bargaining agreement. While we have taken steps to implement a collaborative relationship with the UMWA, we can provide no assurance that we will not be subject to the risk of work stoppages, other labor disputes and higher labor costs, which could adversely affect the stability of production and our results of operations.

Congress has proposed legislation to enact a law allowing workers to choose union representation solely by signing election cards, which would eliminate the use of secret ballots to elect union representation. While the impact is uncertain, if the government enacts this proposal into law, which would make it administratively easier to unionize, it may lead to more coal mines becoming unionized.

Unscheduled outages at ROVA could affect our revenues or if scheduled maintenance outages last longer than anticipated.

Unplanned outages of and extensions of scheduled outages due to mechanical failures or other problems at our power plants occur from time-to-time and are an inherent risk of our business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues because of selling fewer megawatt hours. While we maintain insurance, the proceeds of such insurance may not be adequate to cover our lost revenues, increased expenses or liquidated damages payments should we experience equipment breakdown. Any unexpected failure, including failure associated with breakdowns, forced outages or any unanticipated capital expenditures could have an adverse affect on our results of operations and liquidity. In September 2009, we kept the larger ROVA plant offline for a significant period following a scheduled major turbine outage due to unanticipated mechanical issues that arose. Similar events may occur in the future.

Differences in the termination dates of our coal supply agreements and power purchase agreements could severely affect the profitability of ROVA beginning in 2014.

We entered into a coal supply agreement for our larger plant on June 21, 1993, and a coal supply agreement for our smaller plant on December 1, 1993, which provide for ROVA’s coal needs for a twenty-year period, terminating on May 29, 2014 and June 1, 2015, respectively. We also entered into power sales agreements with Dominion Virginia Power that provide for the sale of power for a twenty-five year term through May 29, 2019, for our larger ROVA plant and June 1, 2020, for the smaller ROVA plant. The coal supply agreements provide for coal at a price per ton that is significantly less than today’s open market price for Central Appalachia coal. Upon the termination of the coal supply agreements beginning in 2014, we will be required to renegotiate our current contract or find a substitute supply of coal at a projected cost per ton far greater than the price we are paying today. However, the power sales agreements do not provide for a price increase related to an increase in the cost per ton of delivered coal and Dominion Virginia Power’s payment for power after 2014 will not escalate with our increased coal costs. Due to the change in the economics of ROVA at such time, it is projected that ROVA will begin incurring losses in 2014 and may be unable to pay its obligations as they become due.

Permitting issues in Central Appalachia could put ROVA’s coal supply at risk.

ROVA purchases coal under long-term contracts from coal suppliers with identified reserves located in Central Appalachia. While our coal supply has been relatively stable since the inception of the contracts, potential permitting issues pertaining to the reserves identified as our source of coal in our coal contracts could prove problematic in the coming years. Should regulatory/legal action prevent our coal supplier from continuing to mine the reserves identified as our source of coal or to mine other potential sources of coal, we would need to find an alternative source of coal at higher prices. While our coal contracts would cover the cost of substitute coal, we would initially incur the higher costs to secure a coal supply to provide for the continued operations at ROVA. In addition, should issues arise under our coal contracts relating to the cost of cover for substitute coal, the coal suppliers’ guarantee or any other issue, we could be forced to incur significant legal expenses and, potentially, may never recoup our incremental coal or related legal costs. We would need to seek alternative sources of coal, likely at higher prices, if our coal supplier were unable to provide coal due to a strike, an interruption in the availability of transportation services or a similar event.

We face intense competition to attract and retain employees. Further, managing Chief Executive Officer and key executive succession and retention is critical to our success.

We are dependent on retaining existing employees and attracting additional qualified employees to meet current and future needs. We face intense competition for qualified employees, and there can be no assurance that we will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. An inability to retain existing employees or attract additional employees could have a material adverse effect on our business, cash flows, financial condition and results of operations.

The failure to adequately plan for succession of our Chief Executive Officer and senior management or the failure to retain key executives would be highly disruptive to our business. While we have succession plans in place, these plans cannot guarantee that we will not face operational risk upon the exit of our Chief Executive Officer or members of our senior management.

Risk Factors Relating to the Coal and Power Industries

The ongoing downturn in the domestic and international financial markets, and the risk of prolonged global recessionary conditions, could adversely affect our financial condition and results of operations.

Because we sell substantially all of our coal to electric utilities, our business and results of operations remain closely linked to demand for electricity. The ongoing downturn in the domestic and international financial markets has created economic uncertainty and raised the risk of prolonged global recessionary conditions. Historically, global demand for basic inputs, including electricity production, has decreased during periods of economic downturn. If the recent downturn in the domestic and international financial markets decreases global demand for electricity production, our financial condition and results of operations could be adversely affected.

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

The domestic electric utility industry currently accounts for approximately 93% of domestic coal consumption. The demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, hydro, natural gas and fuel oil as well as alternative sources of energy affects the amount of coal consumed by the domestic electric utility industry. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could negatively impact our results of operations and liquidity. We do not have the right to sell fixed quantities of coal, so revenue can fall even though we have long-term contracts.

Some power plants are fueled by natural gas because of the relatively cheaper construction costs of such plants compared to coal-fired plants and because natural gas is a cleaner burning fuel. In addition, some states have adopted or are considering legislation that encourages domestic electric utilities to switch from coal-fired power generation plants to natural gas powered plants. Passage of these and other state or federal laws or regulations limiting carbon dioxide emissions could result in fuel switching, from coal to other fuel sources, by purchasers of our coal. Such laws and regulations could also mandate decreases in carbon dioxide emissions from coal-fired power plants, impose taxes on carbon emissions or require certain technology to capture and sequester carbon dioxide from coal-fired power plants. If these or similar measures are ultimately imposed by federal or state governments or pursuant to international treaty, our reserves and operating costs may be materially and adversely affected. Similarly, alternative fuels (non fossil fuels) could become more attractive than coal in order to reduce carbon emissions, which could result in a reduction in the demand for coal and, therefore, our revenues.

Recently, the supply of natural gas has reached record highs and the price of natural gas has precipitously decreased, making it an attractive competing fuel. A continuing decline in the price of natural gas, or sustained low natural gas prices, could cause demand for coal to decrease and adversely affect the price of our coal. For example, the average price of natural gas declined from $5.68 per thousand cubic feet as of December 2010 to $4.15 per thousand cubic feet as of December 2011, leading to, in some instances, fuel switching and decreased coal consumption by electricity-generating utilities. Sustained low natural gas prices may also cause utilities to phase-out and/or close existing coal-fired power plants or reduce construction of any new coal-fired power plants, which could have a material adverse effect on demand and prices received for our coal.

Extensive government regulations impose significant costs on our mining operations, and future regulations could increase those costs or limit our ability to produce and sell coal.

The coal mining industry is subject to increasingly strict regulation by federal, state and local authorities with respect to matters such as:

•	limitations on land use;

•	employee health and safety;

•	mandated benefits for retired coal miners;

•	mine permitting and licensing requirements;

•	reclamation and restoration of mining properties after mining is completed;

•	air quality standards;

•	water pollution;

•	construction and permitting of facilities required for mining operations, including valley fills and other structures constructed in water bodies and wetlands;

•	protection of human health, plant life and wildlife;

•	discharge of materials into the environment; and

•	effects of mining on groundwater quality and availability.

The costs, liabilities and requirements associated with these and other regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Failure to comply with these regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. We may also incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. We must compensate employees for work-related injuries. If we do not make adequate provision for our workers’ compensation liabilities, it could harm our future operating results. If we are pursued for any sanctions, costs and liabilities, our mining operations and, as a result, our results of operations, could be adversely affected.

The possibility exists that new legislation or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure or our customers’ ability to use coal. New legislation or administrative regulations (or new judicial interpretations or administrative enforcement of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs. These regulations, if proposed and enacted in the future, could have a material adverse effect on our financial condition and results of operations.

The Cross-State Air Pollution Rules could adversely affect cost of operations at ROVA.

The EPA promulgated the Cross-State Air Pollution Rule, or CSAPR, which sets strict new limits on the emission of nitrogen oxides, or NOx, and sulfur dioxide, or SO2, for each of the 28 states covered by CSAPR. To date, there are more than 30 lawsuits asking the U.S. Court of Appeals for the District of Columbia Circuit to block CSAPR, while a number of states and other third parties have filed motions as interveners asking the court to uphold the EPA’s rules that were set to begin on January 1, 2012. On December 30, 2011, the U.S. Court of Appeals for the District of Columbia stayed the implementation of the CSAPR pending the Court’s resolution of the merits of the case.

Should these challenges to CSAPR be resolved in favor of the EPA and CSAPR become effective, it will have a dramatic impact on the cost of operations at ROVA. While the cost of credits in the open market is unknown at this time, NOx and SO2 credits, which are required to run the facility, could increase in cost over 2011 by as much as 1000% under CSAPR. As it is unlikely we would be able to pass through these additional costs to Dominion Virginia Power, such an increase would adversely affect our results of operations.

Extensive environmental laws and regulations affect the end-users of coal and could reduce the demand for coal as a fuel source and cause the volume of our sales to decline. These laws and regulations could also impose costs on ROVA that it would be unable to pass through to its customer.

Coal contains impurities, including but not limited to sulfur, mercury, chlorine, carbon and other elements or compounds, many of which are released into the air when coal is burned. The emission of these and other substances is extensively regulated at the federal, state and local level, and these regulations significantly affect our customers’ ability to use the coal we produce and, therefore, the demand for that coal. For example, the purchaser of coal produced from the Jewett Mine blends our lignite with compliance coal from Wyoming. Tightened nitrogen oxide and new mercury emission standards could result in the customer purchasing an increased blend of the Wyoming coal in order to reduce emissions. Further, increased market prices for sulfur dioxide emissions and increased coal ash costs could also favor an increased blend of the lower ash Wyoming compliance coal. In such a case, the customer has the option to increase its purchases of other coal and reduce purchases of our coal or terminate our contract. A termination of the contract or a significant reduction in the amount of our coal that is purchased by the customer could have a material adverse effect on our results of operations and financial condition.

In addition, greenhouse gas, or GHG, emissions have increasingly become the subject of international, national, state and local attention. Coal-fired power plants can generate large amounts of carbon emissions. Accordingly, legislation or regulation intended to limit GHGs will likely affect our coal and power operations. For example, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress has considered, and in the future may consider, “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. In addition, coal-fired power plants have become subject to challenge, including the opposition to any new coal-fired power plants or capacity expansions of existing plants, by environmental groups seeking to curb the environmental effects of emissions of GHGs.

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

In addition, political and environmental opposition to capital expenditure for coal-fired facilities could affect the regulatory approval required for the retrofitting of existing power plants. Specifically, the Naughton power facility, which sits adjacent to the Kemmerer Mine, is currently seeking approval from the Wyoming Public Service Commission to build pollution control upgrades, including systems to reduce emissions of dust and nitrogen oxides. Environmental groups are disrupting the process with an eye towards fuel switching. Should the Naughton facility be unable to obtain necessary approvals to upgrade pollution controls and extend the life of the power facility, it would have a material adverse effect on our results of operation.

With respect to ROVA, it may be unable to pass costs associated with GHG-related regulation on to its customer, Dominion Virginia Power, under its power purchase agreement even though any imposed carbon tax would be passed through to ROVA from its coal suppliers under the terms of the applicable coal supply agreements. Any legislation or regulation that has the effect of imposing costs on ROVA it is unable to pass through to Dominion Virginia Power would adversely affect our results of operations and liquidity.

Extensive environmental laws, including existing and potential future legislation, treaties and regulatory requirements relating to air emissions, affect our customers and could reduce the demand for coal as a fuel source and cause coal prices and sales of our coal to materially decline.

The operations of our customers are subject to extensive environmental regulation particularly with respect to air emissions. For example, CSAPR, if implemented as drafted, initially requires 28 states in the Midwest and eastern seaboard of the U.S. to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. On December 30, 2011, the U.S Court of Appeals for the District of Columbia Circuit stayed the implementation of CSAPR pending resolution of judicial challenges to the rules and ordered the EPA to continue enforcing CAIR until the pending legal challenges have been resolved. CSAPR is one of a number of significant regulations that the EPA has issued or expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units. These rules include the EPA’s pending new requirements for coal combustion residue (“CCR”) management that may further regulate the handling of wastes from the combustion of coal. In addition, on December 16, 2011, the EPA signed a rule to reduce emissions of toxic air pollutants from power plants. Specifically, these mercury and air toxic standards (“MATS”) for power plants will reduce emissions from new and existing coal- and oil-fired electric utility steam generating units. We continue to evaluate the possible scenarios associated with CSAPR, CCR and MATS and the effects they may have on our business and our results of operations, financial condition or cash flows.

Considerable uncertainty is associated with air emissions initiatives. New regulations are in the process of being developed, and many existing and potential regulatory initiatives are subject to review by federal or state agencies or the courts. Stringent air emissions limitations are either in place or are likely to be imposed in the short to medium term, and these limitations will likely require significant emissions control expenditures for many coal-fired power plants. For example, the owners of Units 3 and 4 at Colstrip, adjacent to our Rosebud Mine, are getting considerable pressure from environmental groups to install Selective Catalytic Reduction (SCR) technology. Should the owners be forced by the EPA to install such SCR technology, the capital requirements could make the continued operation of the two units untenable. As a result, Colstrip and other similarly-situated power plants may switch to other fuels that generate fewer of these emissions or may install more effective pollution control equipment that reduces the need for low-sulfur coal. Any switching of fuel sources away from coal, closure of existing coal-fired power plants, or reduced construction of new coal-fired power plants could have a material adverse effect on demand for, and prices received for, our coal. Alternatively, less stringent air emissions limitations, particularly related to sulfur, to the extent enacted, could make low-sulfur coal less attractive, which could also have a material adverse effect on the demand for, and prices received for, our coal.

Risks Related to the Kemmerer Acquisition

We may not uncover all risks associated with the Kemmerer acquisition and a significant liability may arise after closing.

We assumed the risk of unknown liabilities at the Kemmerer Mine. Many of the representations and warranties given by Chevron in the Purchase Agreement are modest in scope and limited to the knowledge of certain Chevron employees. In addition, Chevron did not provide meaningful representations and warranties that it complies with applicable laws or permits.

We may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with the Kemmerer acquisition or for costs associated with known liabilities that exceed our estimates. The majority of the consideration in the Kemmerer acquisition consists of the assumption of liabilities; accordingly, if those liabilities are greater than we expect, the effective cost of the acquisition could increase significantly. In accordance with the terms of the Purchase Agreement, WKI assumed all liabilities attributable to the ownership and operation of the Kemmerer Mine, regardless of whether incurred before or after the closing date, other than certain specified liabilities retained by Chevron. For example, we assumed: (i) all reclamation obligations attributable to the ownership, operation, maintenance, improvement or use of the Kemmerer Mine; (ii) certain employee related liabilities, including significant postretirement health coverage liabilities for union employees that are currently or will become employees of WKI; and (iii) all pre-closing and post-closing environmental liabilities, except for (a) fines or penalties for environmental conditions caused by Chevron prior to the closing date, and (b) Chevron’s environmental liabilities for offsite transportation and disposal of hazardous waste prior to the closing.

Furthermore, although the Purchase Agreement requires that Chevron indemnify us for certain losses we may incur in connection with the Kemmerer acquisition, we may not be able to recover all or any portion of such losses if we should elect to pursue any claims we may have against Chevron pursuant to such indemnification provisions or otherwise.

We may not be able to determine the actual operating and financial condition of the Kemmerer Mine until after we have completed our integration of the Kemmerer Mine into our operations.

Although we conducted what we believe to be a reasonable level of investigation regarding the Kemmerer Mine, an unavoidable level of risk remains regarding the actual operating and financial condition of the mine. For example, Chevron’s management prepared the financial statements provided to us in respect of the Kemmerer Mine, are not audited and may not have been prepared in accordance with generally accepted accounting principles in all respects. We therefore may not have an accurate understanding of the historical financial condition and performance of the Kemmerer Mine and may not be able to ascertain the actual value or understand the potential liabilities of the mine until we incorporate the mine into our operations.

We face challenges with the Kemmerer Mine plan that we may not resolve.

We have identified two mine plan challenges for the Kemmerer Mine: increasing in-pit inventory and managing the coal quality parameters in the various Kemmerer coal sales agreements, especially with respect to sulfur content. We have identified long-term challenges such as higher strip ratios and development issues that would require crossing US Highway 30 and a main line railroad. We may not be able to resolve any of these challenges.

We may not realize the anticipated benefits of our acquisition of the Kemmerer Mine, including potential synergies, due to challenges associated with integrating the mine or other factors.

The success of our acquisition of the Kemmerer Mine will depend in part on the success of our management in efficiently integrating the operations, technologies and personnel of the mine. Our management’s inability to meet the challenges involved in successfully integrating the operations of the Kemmerer Mine or otherwise to realize the anticipated benefits of the transaction could seriously harm our results of operations.

The challenges involved in the integration of the Kemmerer Mine include:

•	integrating the operations, processes, people and technologies of the Kemmerer Mine;

•	coordinating and integrating regulatory, benefits, operations and development functions;

•	demonstrating to customers that the Kemmerer acquisition will not result in adverse changes in coal quality, delivery schedules and other relevant deliverables;

•	managing and overcoming the unique characteristics of the Kemmerer Mine, such as the depth and breadth of the mining area;

•	assimilating and retaining the personnel of the Kemmerer Mine and integrating the business cultures, operations, systems and clients of the Kemmerer Mine with our own;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations and administrative functions; and

•	identifying the potential unknown liabilities associated with the Kemmerer Mine.

In addition, the overall integration of the mine will require substantial attention from our management, particularly in light of the geographically dispersed operations of the mine relative to our other mines and operations and the characteristics of the Kemmerer Mine that present unique considerations, which could further harm our results of operations. If our senior management team is required to devote considerable amounts of time to the integration process, it will decrease the time they will have to manage our business, develop new strategies and grow our business. If our senior management is not able to manage the integration process effectively, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

Furthermore, the anticipated benefits and synergies of the Kemmerer acquisition are based on assumptions and current expectations, with limited actual experience, and assume that we will successfully integrate and reallocate resources without unanticipated costs and that our efforts will not have unforeseen or unintended consequences. We cannot assure you that we will successfully or cost-effectively integrate the Kemmerer Mine into our operations in a timely manner, or at all, and we may not realize the anticipated benefits of the acquisition, including potential synergies or growth opportunities, to the extent or in the time frame anticipated. The failure to do so could have a material adverse effect on our financial condition, results of operations and business.

We incurred and expect to continue to incur significant costs related to the Kemmerer acquisition that could have a material adverse effect on our operating results.

We incurred financial, legal, consulting and accounting costs of approximately $1.0 million in connection with the Kemmerer acquisition, and incurred approximately $4.7 million in connection with the Add-On Notes offering, the net proceeds of which financed the Kemmerer acquisition. In addition, we estimate that we incurred costs, such as labor and diesel fuel costs, of approximately $10 to $15 million during the first four to six weeks of operation of the Kemmerer Mine before we received cash receipts from customer receivables.

We also anticipate that we will incur significant costs in connection with the integration of the Kemmerer Mine that we cannot reasonably estimate at this time. These costs may have a material adverse effect on our cash flows and operating results in the periods in which we record them.

Risk Factors Relating to our Equity

Provisions of our certificate of incorporation, bylaws, Delaware law and our stockholder rights plan may have anti-takeover effects that could prevent a change of control of our company that stockholders may consider favorable, and the market price of our common stock may be lower as a result.

Provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our bylaws impose various procedural and other requirements that could make it more difficult for stockholders to bring about some types of corporate actions such as electing individuals to the board of directors. In addition, our stockholders rights plan may delay or deter a change of control, which our Board of Directors adopted in early 1993 and amended and restated in February 2003 and further amended in May 2007 and March 2008. Our ability to issue preferred stock in the future may influence the willingness of an investor to seek to acquire our company. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. Provisions in the indenture governing the Parent Notes regarding certain change of control events could have a similar effect.

Future sales of our common stock by our major stockholder may depress our share price and influence our management policies.

Mr. Jeffrey L. Gendell, directly and indirectly through various entities, currently owns approximately 22% of our common stock. We have granted Mr. Gendell and his various affiliated entities registration rights with respect to our common stock held by them, which we registered on a selling stockholder registration statement in May 2009. Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, if Mr. Gendell or his various affiliated entities were to sell their entire holdings to one person, that person could have significant influence over our management policies.

ITEM 1B—UNRESOLVED STAFF COMMENTS.

None

ITEM 2—PROPERTIES.

See “Coal Segment-Properties” and “Power Segment” under Item 1 for information relating to our properties and reserves.

ITEM 3—LEGAL PROCEEDINGS.

We are subject, from time-to-time, to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and may result in a negative impact on income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results.

ITEM 4— MINE SAFETY DISCLOSURE.

On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act. Section 1503(a) of the Act contains reporting requirements regarding mine safety. Mine safety violations and other regulatory matters, as required by Section 1503(a) of the Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 to this report on Form 10-K.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed and traded on the NASDAQ Global Market under the symbol WLB.

Holders

As of March 1, 2012, there were 1,228 holders of record of our common stock.

The following table shows the range of sales prices for our common stock for the past two years, as reported by the NYSE Amex and NASDAQ Global Market.

	September 30,	September 30,
	Sales Prices
	Common Stock
	High	Low
2010
First Quarter	$13.94	$9.06
Second Quarter	14.40	8.00
Third Quarter	10.25	7.38
Fourth Quarter	12.14	9.83

2011
First Quarter	$15.14	$11.88
Second Quarter	19.28	14.64
Third Quarter	18.37	7.65
Fourth Quarter	13.36	6.61

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

Issuer Purchase of Equity Securities

None.

Stock Performance Graph

This performance graph compares the cumulative total stockholder return on our common stock for the five-year period December 31, 2006 through December 31, 2011 with the cumulative total return over the same period of the NASDAQ Index and a peer group index, which consists of Alliance Resource Partners, L.P., Cloud Peak Energy, Inc., James River Coal Company, Rhino Resource Partners, L.P., and Patriot Coal Corporation. The graph assumes that:

•	You invested $100 in Westmoreland Coal common stock and in each index at the closing price on December 31, 2006;

•	All dividends were reinvested;

•	Annual reweighting of the peer groups; and

•	You continued to hold your investment through December 31, 2011.

You are cautioned against drawing any conclusions from the data contained in this graph, as past results are not necessarily indicative of future performance. The indices used are included for comparative purposes only and do not indicate an opinion of management that such indices are necessarily an appropriate measure of the relative performance of our common stock.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ending December 31,
Company/Market/Peer Group	2006	2007	2008	2009	2010	2011
Westmoreland Coal Company	$100.00	$70.66	$56.43	$45.30	$60.70	$64.82
NASDAQ Composite	$100.00	$89.89	$62.66	$65.61	$74.77	$68.29
NYSE AMEX	$100.00	$120.20	$71.61	$96.97	$121.78	$129.42
2011 Peer Group Index(1)	$100.00	$112.43	$72.16	$119.04	$170.09	$136.75
2010 Peer Group Index	$100.00	$112.43	$72.16	$119.04	$173.06	$138.34

(1)	We revised our peer group to better reflect comparable sized companies in our industry.

ITEM 6— SELECTED FINANCIAL DATA.

Westmoreland Coal Company and Subsidiaries

Five-Year Review

	September 30,	September 30,	September 30,	September 30,	September 30,
Consolidated Statements of Operations Information	2011	2010	2009	2008	2007
	(In thousands; except per share data)
Revenues	$501,713	$506,057	$443,368	$509,696	$504,217
Operating income (loss)	10,626	20,521	(31,774)	(16,035)	(5,882)

Loss from continuing operations(1)	(36,875)	(3,170)	(29,162)	(48,567)	(13,230)
Income from discontinued operations, net	—	—	—	—	1,725

Net loss	(36,875)	(3,170)	(29,162)	(48,567)	(11,505)
Less net income (loss) attributable to non-controlling interest	(3,775)	(2,645)	(1,817)	—	1,194
Less preferred stock dividend requirements	1,360	1,360	1,360	1,360	1,360

Net loss applicable to common shareholders	$(34,460)	$(1,885)	$(28,705)	$(49,927)	$(14,059)

Per common share (basic and diluted):
Loss from continuing operations	$(2.61)	$(0.17)	$(2.88)	$(5.25)	$(1.72)
Net loss applicable to common shareholders	$(2.61)	$(0.17)	$(2.88)	$(5.25)	$(1.53)

Balance Sheet Information (end of period)
Working capital deficit	$(21,669)	$(35,793)	$(74,976)	$(24,152)	$(94,674)
Net property, plant and equipment	396,732	416,955	456,184	443,400	442,426
Total assets	759,172	750,306	772,728	812,967	782,528
Total debt	282,269	242,104	254,695	269,153	271,448
Shareholders’ deficit	(249,858)	(162,355)	(141,799)	(217,598)	(177,257)

Other Data:
Net cash provided by (used in):
Operating activities	$44,735	$45,353	$29,448	$55,245	$82,516
Investing activities	(33,639)	(29,180)	(38,597)	(6,588)	(43,259)
Financing activities	13,912	(20,917)	(20,273)	(28,452)	(46,259)
Capital expenditures	27,594	22,814	34,546	31,320	30,412

(1)	Includes a loss on extinguishment of debt of $17.0 million in 2011. Includes a non-cash tax benefit of $17.1 million and $9.1 million in 2009 and 2007, respectively.

We did not declare cash dividends on common shares for the five years ended December 31, 2011. The financial data presented above should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of this report, which includes a discussion of factors that materially affect the comparability of the information presented, and in conjunction with our consolidated financial statements included in this report.

ITEM 7— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis contains forward-looking statements and estimates that involve risks and uncertainties. Actual results could differ materially from these estimates. Factors that could cause or contribute to differences from estimates include those discussed under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in Item 1 above.

Overview

Westmoreland Coal Company is an energy company employing approximately 1,300 employees whose operations include six surface coal mines in Montana, Wyoming, North Dakota and Texas, and two coal-fired power-generating units in North Carolina. We sold 21.8 million tons of coal in 2011. Our two principal operating segments are our coal segment and our power segment, in addition to two non-operating segments.

One of the major factors affecting the volume of coal that we sell in any given year is the domestic demand for coal-generated electric power, as well as the specific demand for coal by our customers. Numerous factors affect the domestic demand for electric power and the specific demands of customers including weather patterns, the presence of hydro or wind in any particular energy grid, environmental and legal challenges, political influences, energy policies, international and domestic economic conditions, power plant outages and other factors discussed herein.

We sell almost all of our coal and electricity production under long-term agreements. Our long-term coal contracts typically contain price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised in line with cost inflation. The contract may adjust the price in accordance with changes in broad economic indicators such as the consumer price index, commodity-specific indices such as the PPI-light fuel oils index, and/or changes in our actual costs. We refer to these contracts as “cost plus” contracts.

For our contracts that are not cost plus in nature, we have exposure to inflation and price risk for supplies that are used in the normal course of production such as diesel fuel and explosives. In line with the worldwide mining industry, we have experienced increased operating costs for mining equipment, diesel fuel and supplies, such as tires. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time-to-time.

Recent Developments

On December 23, 2011, we entered into an agreement with Chevron Mining Inc, to acquire the Kemmerer surface coal mine located in Kemmerer, Wyoming. We closed on this acquisition on January 31, 2012. This transaction included approximately 107 million tons of total proven or probable coal reserves as of December 31, 2011, and has an estimated life at current production levels of approximately 22 years. We funded the acquisition through a combination of cash proceeds of $76.5 million from our additional note offering plus the assumption of liabilities, including retiree medical benefits for current and prospective union employees, the underfunded portion of the pension and certain reclamation obligations. In January 2012, we completed the private placement of $125.0 million of senior secured notes due in 2018, which notes were additional notes issued under the existing Parent Notes indenture. We funded the Kemmerer acquisition through the net proceeds from the offering. We are required to register the debt issued under the Add-On Notes offering with the SEC within 120 days after the completion of the offering, which was January 31, 2012.

In November 2011, an explosion and subsequent fire occurred at Unit 3 of Xcel Energy’s Sherburne County Generating Station, which is the largest customer of our Absaloka Mine. Xcel indicated that Unit 3 will be offline for an extended period while Xcel investigates the source of the explosion and the extent of the damage. Westmoreland Resources, Inc., or WRI, our wholly owned subsidiary that runs the Absaloka Mine, maintains business interruption insurance coverage and submitted a notice of loss to its insurance carriers. While our insurance carriers have accepted liability under the policy for the business interruption claim, we are currently unable to determine the financial impact of this fire on us due to the uncertainty of when Unit 3 will resume operation.

Our contract with Coyote Station, located adjacent to our Beulah Mine, expires in May 2016. We have been negotiating with the Coyote Station owners in a competitive bid process for another long-term supply contract. Based on the direction of those negotiations, we have changed various accounting estimates due to the uncertainty of entering into a new agreement upon the conclusion of the current contract in 2016. These changes in estimates took effect in the fourth quarter of 2011 and resulted in revised depreciable asset and coal reserve lives and asset retirement obligations. In 2011, the change in estimate increased depreciation, depletion and accretion expense by $0.9 million and increased the asset retirement obligation by $2.5 million.

Results of Operations

Items that Affect Comparability of Our Results

For 2011 and each of the prior two years, our results have included items that do not relate directly to ongoing operations. The income (expense) components of these items were as follows:

	September 30,	September 30,	September 30,
Year Ended December 31,	2011	2010	2009
	(In thousands)
Loss on extinguishment of debt	$(17,030)	$—	$—
Fair value adjustment on derivative and related amortization of debt discount	(3,215)	(4,840)	5,076
Heritage legal claim settlement	—	—	756
Reclamation claim	—	—	(4,825)

Impact (pre-tax)	$(20,245)	$(4,840)	$1,007

Tax effect of other comprehensive income gains	$—	$—	$17,062

Items recorded in 2011

•

We recorded $17.0 million of loss on extinguishment of debt as a result of the Parent Notes offering. The loss included a $9.1 million make-whole payment for ROVA’s debt and $7.9 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs and convertible debt conversion expense.

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

2011 Compared to 2010

Summary

The following table shows the comparative consolidated results and changes between periods:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
			Increase / (Decrease)
	2011	2010	$	%
	(In millions)
Revenues	$501.7	$506.1	$(4.4)	(0.9)%
Net loss applicable to common shareholders	(34.5)	(1.9)	32.6	1715.8%
Adjusted EBITDA(1)	73.1	81.6	(8.5)	(10.4)%

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

The decrease in revenues was primarily driven by a $3.1 million decrease in our coal segment revenues due to unusually strong hydropower conditions that displaced our customers’ coal-generated power, flooding conditions that disrupted rail service resulting in a disruption of deliveries to a key customer, and to a lesser extent, a fire at a key customer’s plant. In addition, our power segment revenues decreased $1.2 million due to a decrease in megawatt hours sold as a result of a planned maintenance outage.

Our net loss applicable to common shareholders increased by $17.2 million during 2011 (excluding the $20.2 million of expense in 2011 and the $4.8 million of expense in 2010 discussed in Items that Affect Comparability of Our Results). The primary factors, in aggregate, driving this increase in net loss were:

September 30,
2011
(In millions)
Increase in interest expense primarily due to the Parent Notes offering	$(8.0)
Decrease in our coal segment operating income primarily driven by hydropower and flooding conditions, and a fire at a key customer’s plant	(5.5)
Increase in our heritage segment operating expenses primarily driven by updated cost projections and unfavorable discount rates	(3.7)
Increase in our corporate segment operating expenses primarily due to office relocation expenses	(1.1)
Decrease due to other factors	(0.4)
Increased losses attributable to noncontrolling interest related to increased losses from a partially owned consolidated coal segment subsidiary	1.1
Increase in our power segment operating income primarily due to decreased maintenance expenses, partially offset with decreased megawatt hours sold due to longer planned maintenance outages	0.4

Total	$(17.2)

Coal Segment Operating Results

The following table shows comparative coal revenues, operating income and sales volume, and percentage changes between periods:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
			Increase / (Decrease)
	2011	2010	$	%
	(In thousands, expect per ton data)
Revenues	$414,928	$418,058	$(3,130)	(0.7)%
Operating income	27,453	32,922	(5,469)	(16.6)%
Adjusted EBITDA(1)	76,821	81,681	(4,860)	(5.9)%
Tons sold—millions of equivalent tons	21.8	25.2	(3.4)	(13.5)%
Operating income per ton sold	$1.26	$1.31	$(0.05)	(3.9)%

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Our 2011 coal segment revenues and operating income decreased primarily because of the unusually strong hydropower conditions, which displaced our customers’ coal-generated power. Coal revenues also decreased due to flooding conditions, which disrupted rail service to our Absaloka Mine and, to a lesser extent, due to a fire at a key customer’s plant.

Power Segment Operating Results

The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
			Increase / (Decrease)
	2011	2010	$	%
	(In thousands)
Revenues	$86,785	$87,999	$(1,214)	(1.4)%
Operating income	12,119	11,721	398	3.4%
Adjusted EBITDA(1)	23,191	22,664	527	2.3%
Megawatts hours	1,607	1,620	(13)	(0.8)%

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Our power segment revenues for 2011 decreased primarily due to longer planned maintenance outages.

Our power segment operating income increased because in 2010, we executed a planned major maintenance project that occurs every five years. Maintenance expenses were therefore lower in 2011 and the decrease in maintenance expenses was partially offset by the reduction in revenues discussed above.

Heritage Segment Operating Results

The following table shows comparative detail of the heritage segment’s expenses and percentage changes between periods:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
			Increase / (Decrease)
	2011	2010	$	%
	(In thousands)
Health care benefits	$9,507	$9,927	$(420)	(4.2)%
Combined benefit fund payments	2,617	2,953	(336)	(11.4)%
Workers’ compensation benefits (credits)	2,132	81	2,051	2532.1%
Black lung benefits	4,319	1,460	2,859	195.8%

Total heritage health benefit expenses	18,575	14,421	4,154	28.8%

Selling and administrative costs	1,100	1,547	(447)	(28.9)%

Heritage segment operating loss	$19,675	$15,968	$3,707	23.2%

Our heritage segment operating expenses for 2011 increased primarily due to updated cost projections and unfavorable discount rates related to our black lung and workers’ compensation benefits.

Corporate Segment Operating Results

Our corporate segment operating expenses for 2011 increased $1.1 million compared with expenses for 2010 primarily due to office relocation expenses.

Nonoperating Results (including interest expense, interest income, other income (loss), income tax benefit, and net loss attributable to noncontrolling interest)

Our interest expense for 2011 increased to $29.8 million compared with $23.0 million for 2010 primarily due to the higher overall debt levels resulting from the Parent Notes offering.

Our interest income for 2011 decreased to $1.4 million compared with $1.7 million for 2010 due to lower interest rates.

Our other loss for 2011 was comparable to 2010.

Our income tax benefit for 2011 increased to $0.4 million compared with $0.1 million for 2010 due to lower taxable income.

Our loss attributable to noncontrolling interest for 2011 increased to $3.8 million compared with $2.6 million for 2010 related to increased losses from a partially owned consolidated coal segment subsidiary.

2010 Compared to 2009

Summary

The following table shows the comparative consolidated results and changes between periods:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
			Increase / (Decrease)
	2010	2009	$	%
	(In millions)
Revenues	$506.1	$443.4	$62.7	14.1%
Net loss applicable to common shareholders	(1.9)	(28.7)	(26.8)	(93.4)%
Adjusted EBITDA(1)	81.6	30.3	51.3	169.4%

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

The increase in revenues was primarily driven by a $56.9 million increase in our coal segment revenues due to price increases under existing coal supply agreements and the commencement of new agreements including the new cost-plus contract with our Rosebud Mine’s Unit 1&2 buyers. Additionally in 2009, we experienced customer shutdowns at our Rosebud and Beulah Mines, whereas comparable shutdowns did not occur during 2010. We refer to these shutdowns as “the 2009 customer shutdowns.” In addition, our power segment revenues increased $5.8 million related to an increase in megawatt hours sold as a result of a planned major maintenance outage, which occurs every five years, and a significant unplanned outage, both of which occurred in 2009. No comparable outages occurred in 2010.

Our net loss applicable to common shareholders decreased by $49.7 million during 2010 (excluding the $4.8 million of expense in 2010 and the $18.1 million of income in 2009 discussed in Items that Affect Comparability of Our Results). The primary factors, in aggregate, driving this decrease in net loss were:

September 30,
2010
(In millions)
Increase in coal segment operating income driven by price increases, new agreements, 2009 customer shutdowns, and strong cost management performance at several mines	$27.6
Decrease in heritage segment operating costs primarily due to the agreement we entered into to modernize how we provide prescription drug benefits to retirees	16.6
Increase in our power segment operating income due to increased megawatt hours sold and decreased maintenance expenses due to planned and unplanned maintenance outages, with no comparable outages occurring in 2010	4.0
Increased losses attributable to noncontrolling interest related to increased losses from a partially owned consolidated coal segment subsidiary	0.8
Gain on sale of securities	0.7

Total	$49.7

Coal Segment Operating Results

The following table shows comparative coal revenues, operating income and sales volume, and percentage changes between periods:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands, except per ton data)
Revenues	$418,058	$361,206	$56,852	15.7%
Operating income	32,922	476	32,446	6816.4%
Adjusted EBITDA(1)	81,681	51,207	30,474	59.5%
Tons sold—millions of equivalent tons	25.2	24.3	0.9	3.7%
Operating income per ton sold	$1.31	$0.02	$1.29	6568.9%

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Our 2010 coal segment revenues increased primarily from the increase in tons sold due to the 2009 customer shutdowns, price increases under existing coal supply agreements, and the start of new agreements including the new cost-plus contract with our Rosebud Mine’s Unit 1&2 buyers.

Our 2010 coal segment operating income increased by $27.6 million, excluding the $4.8 million related to the 2009 reclamation claim discussed in Items that Affect Comparability of Our Results. This increase was primarily driven by the factors increasing revenue described above as well as strong cost management performance by several of our mines.

Power Segment Operating Results

The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Revenues	$87,999	$82,162	$5,837	7.1%
Operating income	11,721	7,672	4,049	52.8%
Adjusted EBITDA(1)	22,664	18,117	4,547	25.1%
Megawatts hours	1,620	1,486	134	9.0%

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Our 2010 power segment revenues increased primarily from an increase in megawatt hours sold as a result of a planned major maintenance outage, which occurs every five years, and a significant unplanned outage, both of which occurred in 2009. No comparable outages occurred in 2010.

Our power segment operating income increased primarily from increased megawatt hours sold and decreased maintenance expenses as a result of the planned and unplanned maintenance outages discussed above.

Heritage Segment Operating Results

The following table shows comparative detail of the heritage segment’s expenses and percentage changes between periods:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
			Increase / (Decrease)
	2010	2009	$	%
	(In thousands)
Health care benefits	$9,927	$22,490	$(12,563)	(55.9)%
Combined benefit fund payments	2,953	3,132	(179)	(5.7)%
Workers’ compensation benefits (credits)	81	(485)	566	116.7%
Black lung benefits	1,460	2,937	(1,477)	(50.3)%

Total heritage health benefit expenses	14,421	28,074	(13,653)	(48.6)%

Selling and administrative costs	1,547	3,696	(2,149)	(58.1)%

Heritage segment operating loss	$15,968	$31,770	$(15,802)	(49.7)%

Our 2010 heritage segment operating expenses decreased by $16.6 million, excluding the heritage legal claim settlement of $0.8 million in 2009 discussed in Items that Affect Comparability of Our Results. This decrease was primarily due to the agreement we entered into to modernize how we provide prescription drug benefits to our retirees. In addition, while we continue to work towards further heritage cost reductions, selling and administrative costs decreased due to reduced cost containment expenses. Finally, we experienced a favorable change in the valuation of our Black Lung liabilities due to changes in discount rates.

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

Our loss attributable to noncontrolling interest for 2010 increased to $2.6 million compared with $1.8 million for 2009 related to increased losses from a partially owned consolidated coal segment subsidiary.

Reconciliation of Adjusted EBITDA to Net Loss

The discussion in “Results of Operations” in 2011, 2010 and 2009 includes references to our Adjusted EBITDA results. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

The tables below show how we calculated Adjusted EBITDA, including a breakdown by segment, and reconciles Adjusted EBITDA to net less, the most directly comparable GAAP financial measure.

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
	(In thousands)
Reconciliation of Adjusted EBITDA to Net loss
Net loss	$(36,875)	$(3,170)	$(29,162)

Income tax (benefit) expense from continuing operations	(426)	(141)	(17,136)
Other (income) loss	2,572	2,587	(5,991)
Interest income	(1,444)	(1,747)	(3,218)
Loss on extinguishment of debt	17,030	—	—
Interest expense	29,769	22,992	23,733
Depreciation, depletion and amortization	45,594	44,690	44,254
Accretion of ARO and receivable	10,878	11,540	9,974
Amortization of intangible assets and liabilities	657	590	279

EBITDA	67,755	77,341	22,733

Customer reclamation claim	—	—	4,825
(Gain)/loss on sale of assets	640	226	191
Share-based compensation	4,721	4,049	2,552

Adjusted EBITDA	$73,116	$81,616	$30,301

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
	(In thousands)
Adjusted EBITDA by Segment
Coal	$76,821	$81,681	$51,207
Power	23,191	22,664	18,117
Heritage	(19,675)	(15,968)	(31,770)
Corporate	(7,221)	(6,761)	(7,253)

Total	$73,116	$81,616	$30,301

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
	(In thousands)
Adjusted EBITDA
Guarantor and Issuer	$11,572	$17,904	$(4,419)
Non-Guarantor	61,544	63,712	34,720

Total	$73,116	$81,616	$30,301

Significant Anticipated Variances between 2011 and 2012 and Related Uncertainties

We expect a number of factors to result in differences in our results of operation, financial condition and liquidity in 2012 relative to 2011, including the following:

•	We expect increased revenues, profits and operating cash flows as a result of the Kemmerer acquisition;

•

We expect our overall coal tons delivered to increase primarily as a result of the Kemmerer acquisition and due to the fact that our 2011 tonnage sales were materially adversely impacted by a record hydropower year and flooding issues;

•

We expect a decrease in coal tons delivered by our Absaloka Mine due to the explosion and subsequent fire that occurred at Unit 3 of Xcel Energy’s Sherburne County Generating Station. We expect profits lost due to the explosion to be covered by business interruption insurance;

•	We expect increased profits, as we do not expect a similar loss on debt extinguishment to occur in 2012 as occurred in 2011;

•	We expect an increase in our depreciation, depletion, amortization and accretion expenses in 2012 due primarily to the Kemmerer acquisition;

•

We expect to make additional capital investments during 2012 in the range of $25.0 million to $35.0 million to improve our mining and power operations and decrease our equipment maintenance costs. Additionally, we expect to increase the investments made in acquiring coal reserves in 2012;

•	We expect higher overall levels of cash and liquidity throughout 2012 as a result of the Kemmerer acquisition and if we are successful in entering into a revolving credit facility;

•	We expect higher overall levels of debt throughout 2012 as a result of the Add-On Notes offering;

•	We expect an increase in the amortization of long-term debt resulting from the increase in scheduled repayments of our WML term debt;

•	Our interest expense and interest payments will increase in 2012 due to the Add-On Notes offering;

•	We expect our pension expenses and required contributions to increase as a result of the Kemmerer acquisition and decreases in pension discount rates;

•	We expect our postretirement medical expenses to increase as a result of the Kemmerer acquisition and decreases in postretirement medical discount rates; and

•	We expect increased surety bond collateral requirements due to the Kemmerer acquisition.

The impact of items listed above will vary depending on the results of the purchase price accounting relating to the Kemmerer acquisition.

Liquidity and Capital Resources

Following the Parent and Add-On Notes offerings, we expect our primary sources of liquidity to be cash from operations supplemented as necessary with cash on hand. As a result of significant increases in operating profits, the benefits of the cash flow from the Kemmerer acquisition and a decrease in our heritage health benefit costs, we anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.

Our cash and cash equivalents at December 31, 2011 was $30.8 million.

We are actively working with potential creditors to enter into a revolving credit facility of up to $20.0 million at the parent level, as permitted by the Indenture. If we are successful, this revolving credit facility would be secured by a first-priority lien on our, the co-issuer’s, the guarantors’ and Absaloka Coal, LLC’s inventory, accounts receivable and proceeds thereof, and the Notes will then be secured by a second-priority lien on that collateral.

We are a holding company and conduct our operations through subsidiaries, some of which have obtained separate financing. As a holding company, we have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs and pension contributions, and corporate overhead expenses. The principal sources of cash flow to us are distributions from our principal operating subsidiaries. The cash at WML is available to us through quarterly distributions. The WML credit agreement requires a debt service account and imposes timing and other restrictions on the ability of WML to distribute funds to us. As we begin to repay large portions of the principal on the WML Notes, cash available for dividend from WML is also affected. The cash at WRMI is available to us through dividends and is subject to maintaining a statutory minimum level of capital, which is two hundred and fifty thousand dollars.

Note offerings and Use of Proceeds

On January 31, 2012, we issued the Add-On Notes, which are $125.0 million of 10.750% senior secured notes. Our subsidiary, Westmoreland Partners, is a co-issuer of the notes. Interest is due at an annual fixed rate of 10.750% and paid in cash semi-annually, in arrears, on February 1 and August 1 of each, beginning August 2012. The Notes mature February 1, 2018. They are fully and unconditionally guaranteed by Westmoreland Energy LLC, WKI and WRI and their respective subsidiaries (other than Absaloka Coal, LLC) and by certain other subsidiaries. The proceeds from this offering financed the acquisition of the Kemmerer Mine, shown in the table below (in millions):

September 30,
Proceeds received from the New Notes offering	$125.0
Cash consideration for the Kemmerer Mine	(76.5)
Reclamation bonding collateral	(24.7)
Initial Purchaser’s discount	(5.6)
Transaction fees and expenses	(4.7)

Remaining proceeds	$13.5

On February 4, 2011, we issued the Parent Notes, which are $150.0 million of 10.750% senior secured notes. Our subsidiary, Westmoreland Partners, was a co-issuer of the notes. Interest is due at an annual fixed rate of 10.750% and paid in cash semi-annually, in arrears, on February 1 and August 1 of each year, which began August 1, 2011. The Parent Notes mature February 1, 2018. They are fully and unconditionally guaranteed by Westmoreland Energy LLC and WRI and their respective subsidiaries (other than Absaloka Coal, LLC) and by certain other subsidiaries.

The following table outlines the use of the proceeds from the Parent Notes offering (in millions):

September 30,
Proceeds received from the Parent Notes offering	$150.0
Repayment of ROVA debt – outstanding term loan and revolving line of credit	(43.6)
Repayment of WRI debt – outstanding term loan and revolving line of credit	(20.1)
Payment of preferred stock dividend arrearages	(19.9)
ROVA make-whole payment	(9.1)
Initial Purchaser’s discount	(7.5)
Offering costs	(7.5)
Payment to retire certain of our convertible notes	(2.5)

Remaining proceeds	$39.8

The holder of our convertible notes agreed to convert the convertible notes not retired into shares of our common stock. We are using the remaining net proceeds from the offering for general corporate purposes. The indenture governing the Parent Notes requires us to offer to redeem the notes on an annual basis with certain Excess Cash Flow (as defined in the indenture), and amounts used for such redemptions will not be available for other purposes. We do not have Excess Cash Flow for 2011.

In connection with the Parent Notes offering, we terminated the WRI and ROVA revolving credit agreements. The WML Credit Agreements remained in place following the offering. Following the Parent Notes offering, we are able to enter into a parent-level revolving credit facility without the consent of the holders of the notes, subject to certain conditions.

Kemmerer Mine Acquisition

The net proceeds from the Add-On Notes offering financed the $76.5 million cash portion of the purchase price and an estimated $24.7 million to satisfy the cash bonding obligations for the Kemmerer Mine. The proceeds also covered the cash transaction costs associated with the Kemmerer acquisition and the Add-On Notes offering of approximately $5.7 million. The balance of the proceeds will be used to fund the initial operating expenses associated with the Kemmerer Mine.

Debt Obligations

The $125.0 million Add-On Notes and the $150.0 million Parent Notes are 10.75% senior secured notes that mature February 1, 2018.

WML has $117.5 million of fixed rate term debt outstanding at December 31, 2011. The principal on the notes is scheduled to be paid as follows (in millions):

September 30,
2012	$14.0
2013	18.0
2014	18.0
2015	20.0
2016	20.0
2017	22.0
2018	5.5

WML’s revolving credit facility has a borrowing limit of $25.0 million and matures in June 2013. The interest rate under the revolving credit facility at December 31, 2011 was 3.75% per annum. At December 31, 2011, WML had no outstanding balance under the revolving credit facility and the revolving credit facility supports a letter of credit of $1.9 million, leaving it with $23.1 million of borrowing availability. WML’s revolving line of credit is only available to fund the operations of its respective subsidiaries.

WML’s credit agreement contains various affirmative and negative covenants. Operational covenants in the agreements prohibit, among other things, WML from incurring or guaranteeing additional indebtedness, creating liens on its assets, making investments or engaging in asset sales or transactions with affiliates, in each case subject to specified exceptions. Financial covenants in the agreements impose requirements relating to specified debt service coverage and leverage ratios. The debt service coverage ratio must meet or exceed a specified minimum. The leverage ratio covenant requires that WML not permit the ratio of total debt at the end of each quarter to EBITDA (both as defined) for the four quarters then ended to be greater than a specified amount. WML met all of its covenant requirements as of December 31, 2011 and expects to meet all covenant requirements for the foreseeable future.

WML’s term debt and revolving credit facility are secured by substantially all of the assets of WML and its subsidiaries (other than Texas Westmoreland Coal Co., or TWCC), our membership interests in WML, including certain dividends and other proceeds from such interests, and substantially all of the stock of WML’s subsidiaries other than TWCC.

Heritage health costs and pension contributions

Our liquidity continues to be affected by our heritage health and pension obligations as follows:

	September 30,	September 30,	September 30,	September 30,
	2009 Actual	2010 Actual	2011 Actual	2012 Expected
	(In millions)
Postretirement medical benefits	$17.2	$14.5	$12.4	$11.9
Pension contributions (1)	5.8	10.8	7.5	7.5
CBF premiums	3.1	3.0	2.6	2.5
Workers’ compensation benefits	0.8	0.6	0.6	0.9

(1)	Of the 2009, 2010 and 2011 pension contributions, we made $4.2 million, $5.0 million and $4.3, respectively, through the contribution of company stock.

Historical Sources and Uses of Cash

The following is a summary of cash provided by or used in each of the indicated types of activities:

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
	(In thousands)
Cash provided by (used in):
Operating activities	$44,735	$45,353
Investing activities	(33,639)	(29,180)
Financing activities	13,912	(20,917)

Cash provided by operating activities in 2011 remained consistent with cash provided by operating activities in 2010. The decreases caused by record hydroelectric power conditions, flooding conditions that disrupted rail service, and a fire at a key customer’s plant were offset with decreases in payments for postretirement medical, pension and asset retirement obligation liabilities.

Cash used in investing activities increased $4.5 million in 2011 compared to 2010 primarily as a result of the $4.0 million deposit paid for the Kemmerer Mine acquisition. Additions to property, plant and equipment increased to $27.6 million in 2011 compared to $22.8 million in 2010.

Cash provided by financing activities increased by $34.8 million in 2011 compared to 2010, primarily as a result of the Parent Notes offering.

Our working capital deficit at December 31, 2011 decreased by $14.1 million to $21.7 million compared to a $35.8 million deficit at December 31, 2010 primarily as a result of a $25.0 million increase in cash and cash equivalents mostly due to the Parent Notes offering.

Ratio of Earnings to Fixed Charges

The following table sets forth our ratio of earnings to fixed charges for the periods indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Deficiency of earnings to fixed charges	$37,301	$3,311	$46,298	$47,648	$22,125

For purposes of calculating the ratio of earnings to fixed charges:

•	“earnings” consist of loss from continuing operations before income taxes and fixed charges; and

•	“fixed charges” consist of interest (expensed), amortization of premiums, discounts and deferred financing costs, and an estimate of the interest expense within rental expense.

Contractual Obligations and Commitments

The following table presents information about our contractual obligations and commitments as of December 31, 2011, and the effects we expect such obligations to have on liquidity and cash flow in future periods. Some of the amounts below are estimates. We discuss these obligations and commitments elsewhere in this filing.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
	Total	2012	2013-2014	2015-2016	After 2016
	(In thousands)
Long-term debt obligations (principal and interest)	$400,740	39,663	83,319	81,135	196,623
Capital lease obligations (principal and interest)	21,868	8,496	12,355	1,017	—
Operating lease obligations	13,341	4,745	5,594	2,755	247
Purchase obligations(1)	77,847	28,877	46,143	2,827	—
Other long-term liabilities(2)	1,077,760	45,254	92,126	100,723	839,657

Totals	$1,591,556	127,035	239,537	188,457	1,036,527

Pro forma long-term debt obligations(3) (principal and interest)	$608,706	46,538	111,212	108,057	342,899
Pro forma other long-term liabilities(4)	$1,640,795	47,754	99,026	108,423	1,385,592

(1)	Our purchase obligations relate to coal supply agreements for our power plants. See Note 14 to our consolidated financial statements for details.
(2)	Represents benefit payments for our postretirement medical benefits, black lung, workers’ compensation, and combined benefit fund plans, as well as contributions for our defined benefit pension plans and final reclamation costs.
(3)	Amounts shown are subsequent to the Notes offering in January 2012.
(4)	Amounts shown are subsequent to the Kemmerer Mine acquisition in January 2012.

Critical Accounting Policies

Postretirement Medical Benefits

We have an obligation to provide postretirement medical benefits to our former employees and their dependents. Detailed information related to this liability is included in Note 5 to our consolidated financial statements.

Our liability for our employees’ postretirement medical benefit costs is recorded on our consolidated balance sheets in amounts equal to the actuarially determined liability, as this obligation is not funded. We use various assumptions including the discount rate and future cost trends, to estimate the cost and obligation for this item. Our discount rate for postretirement medical benefit is determined by utilizing a hypothetical bond portfolio model, which approximates the future cash flows necessary to service our liability. This model is calculated using a yield curve that is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields. Our discount rate at December 31, 2011 was 4.10% compared to 5.15% at December 31, 2010. In 2011, our postretirement medical benefit liability increased $47.8 million primarily from decreases in discount rates and updated cost projections.

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

	September 30,	September 30,
	Postretirement Medical Benefits
Health Care Cost Trend Rate	1% Increase	1% Decrease
	(In thousands)
Effect on service and interest cost components	$1,276	$(1,072)
Effect on postretirement medical benefit obligation	$32,203	$(27,786)

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

Income Taxes and Deferred Income Taxes

As of December 31, 2011, we had significant deferred tax assets. Our deferred tax assets include federal and state regular net operating losses, or NOLs, alternative minimum tax, or AMT, credit carryforwards, Indian Coal Tax Credits, or ICTC, carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income.

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

We have recorded a full valuation allowance for all of our state NOLs since we believe they will not be realized.

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

Recent Accounting Pronouncements

The accounting standards adopted in 2011 did not have a material impact on our consolidated financial statements. See Note 1 to our consolidated financial statements for a discussion of recently adopted accounting pronouncements.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include financial instruments with off-balance sheet risk such as bank letters of credit and performance or surety bonds. We utilize surety bonds and letters of credit issued by financial institutions to third parties to assure the performance of our obligations relating to reclamation, workers’ compensation obligations, postretirement medical benefit obligations, and other obligations. These arrangements are not reflected in our consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, postretirement medical benefit and other obligations as follows as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Reclamation Obligations	Workers’ Compensation Obligations	Post Retirement Medical Benefit Obligations	Other	Total
	(In thousands)
Surety bonds	$214,593	$10,303	$9,450	$4,428	$238,774
Letters of credit	—	—	—	8,556	8,556

	$214,593	$10,303	$9,450	$12,984	$247,330

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

For our contracts which are not cost plus, we have exposure to price risk for supplies that are used in the normal course of production such as diesel fuel and explosives. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time to time. At December 31, 2011, we had fuel supply contracts outstanding with a minimum purchase requirement of 4.5 million gallons of diesel fuel per year. These contracts qualify for the normal purchase normal sale exception under hedge accounting.

Interest Rate Risk

We are exposed to market risk associated with interest rates due to our existing indebtedness that is indexed to either prime rate or LIBOR. However, based on the balances outstanding as of December 31, 2011, our exposure to interest rate risk is not material as of such date. In the future, if we were to draw on our WML revolving credit facility, or if we enter into a new credit facility indexed to a variable interest rate, such as the prime rate or LIBOR, then we would be exposed to market risk associated with interest rates. We have not historically used interest rate hedging instruments to manage our interest rate risk.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Westmoreland Coal Company

We have audited the accompanying consolidated balance sheets of Westmoreland Coal Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westmoreland Coal Company and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westmoreland Coal Company and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado

March 13, 2012

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	September 30,
	December 31, 2011	December 31, 2010
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$30,783	$5,775
Receivables:
Trade	46,235	50,578
Contractual third-party reclamation receivables	11,259	7,743
Other	3,493	4,545

	60,987	62,866

Inventories	25,696	23,571
Other current assets	4,987	5,335

Total current assets	122,453	97,547

Property, plant and equipment:
Land and mineral rights	84,338	83,824
Capitalized asset retirement cost	113,863	114,856
Plant and equipment	527,127	506,661

	725,328	705,341
Less accumulated depreciation, depletion and amortization	328,596	288,386

Net property, plant and equipment	396,732	416,955

Advanced coal royalties	2,552	3,695
Reclamation deposits	71,939	72,274
Restricted investments and bond collateral	58,305	55,384
Contractual third-party reclamation receivables, less current portion	87,674	87,739
Deferred income taxes	—	2,458
Intangible assets, net of accumulated amortization of $10.7 million and $9.1 million at December 31, 2011 and December 31, 2010, respectively	4,879	6,555
Other assets	14,638	7,699

Total Assets	$759,172	$750,306

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

	September 30,	September 30,
	December 31, 2011	December 31, 2010
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$20,795	$14,973
Accounts payable and accrued expenses:
Trade	45,326	46,247
Production taxes	25,605	26,317
Workers’ compensation	911	954
Postretirement medical benefits	13,179	13,581
SERP	391	304
Deferred revenue	9,852	10,209
Asset retirement obligations	19,765	14,514
Other current liabilities	8,298	6,241

Total current liabilities	144,122	133,340

Long-term debt, less current installments	261,474	208,731
Revolving lines of credit, less current portion	—	18,400
Workers’ compensation, less current portion	10,715	9,424
Excess of pneumoconiosis benefit obligation over trust assets	6,565	2,246
Postretirement medical benefits, less current portion	245,462	197,279
Pension and SERP obligations, less current portion	28,991	20,462
Deferred revenue, less current portion	65,834	75,395
Asset retirement obligations, less current portion	227,713	227,129
Intangible liabilities, net of accumulated amortization $10.4 million at December 31, 2011 and $9.4 million at December 31, 2010, respectively	7,644	8,663
Other liabilities	10,510	11,592

Total liabilities	1,009,030	912,661

Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 159,960 shares at December 31, 2011, and 160,129 shares at December 31, 2010, respectively	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares;
Issued and outstanding 13,811,379 shares at
December 31, 2011 and 11,160,798 shares at
December 31, 2010, respectively	34,527	27,901
Other paid-in capital	126,288	98,466
Accumulated other comprehensive loss	(121,455)	(57,680)
Accumulated deficit	(281,141)	(226,740)

Total Westmoreland Coal Company shareholders’ deficit	(241,621)	(157,893)
Noncontrolling interest	(8,237)	(4,462)

Total deficit	(249,858)	(162,355)

Total Liabilities and Shareholders’ Deficit	$759,172	$750,306

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenues	$501,713	$506,057	$443,368

Cost, expenses and other:
Cost of sales	392,787	394,827	373,070
Depreciation, depletion and amortization	45,594	44,690	44,254
Selling and administrative	40,276	39,481	40,612
Heritage health benefit expenses	18,575	14,421	28,074
Loss on sales of assets	640	226	191
Other operating income	(6,785)	(8,109)	(11,059)

	491,087	485,536	475,142

Operating income (loss)	10,626	20,521	(31,774)
Other income (expense):
Interest expense	(29,769)	(22,992)	(23,733)
Loss on extinguishment of debt	(17,030)	—	—
Interest income	1,444	1,747	3,218
Other income (loss)	(2,572)	(2,587)	5,991

	(47,927)	(23,832)	(14,524)

Loss before income taxes	(37,301)	(3,311)	(46,298)
Income tax benefit	(426)	(141)	(17,136)

Net loss	(36,875)	(3,170)	(29,162)
Less net loss attributable to noncontrolling interest	(3,775)	(2,645)	(1,817)

Net loss attributable to the Parent company	(33,100)	(525)	(27,345)
Less preferred stock dividend requirements	1,360	1,360	1,360

Net loss applicable to common shareholders	$(34,460)	$(1,885)	$(28,705)

Net loss per share applicable to common shareholders:
Basic and diluted	$(2.61)	$(0.17)	$(2.88)

Weighted average number of common shares outstanding
Basic and diluted	13,192	10,791	9,967

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
	(In thousands)
Net loss	$(36,875)	$(3,170)	$(29,162)

Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	1,647	1,312	1,845
Adjustments to accumulated actuarial losses and transition obligations, pension	(15,798)	(3,860)	(1,459)
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	(288)	(275)	7,079
Adjustments to accumulated actuarial gains and transition obligations, postretirement medical benefits	(49,136)	(23,195)	—
Effect of pension plan freeze and postretirement medical benefit plan amendments	—	—	105,983
Tax effect of other comprehensive income gains	—	—	(17,062)
Unrealized and realized gains and losses on available-for-sale securities	(200)	(439)	852

Other comprehensive income (loss)	(63,775)	(26,457)	97,238

Comprehensive income (loss) attributable to Westmoreland Coal Company	$(100,650)	$(29,627)	$68,076

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

Years Ended December 31, 2009, 2010 and 2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Preferred Stock		Common Stock		Other Paid-In	Accumulated Other Comprehensive	Accumulated	Non-controlling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	(Deficit)
	(In thousands, except shares data)
Balance at December 31, 2008	160,129	$160	9,690,018	$24,223	$96,196	$(128,461)	$(209,716)	$—	$(217,598)
Cumulative effect of adoption of ASC 815-40	—	—	—	—	(9,847)	—	10,846	—	999
Common stock issued as compensation	—	—	155,909	391	2,180	—	—	—	2,571
Common stock issued to pension plans assets	—	—	500,000	1,250	2,903	—	—	—	4,153
Net loss	—	—	—	—	—	—	(27,345)	(1,817)	(29,162)
Other comprehensive income	—	—	—	—	—	97,238	—	—	97,238

Balance at December 31, 2009	160,129	160	10,345,927	25,864	91,432	(31,223)	(226,215)	(1,817)	(141,799)
Common stock issued as compensation	—	—	337,371	843	3,206	—	—	—	4,049
Common stock options exercised	—	—	2,500	6	2	—	—	—	8
Common stock issued to pension plan assets	—	—	475,000	1,188	3,826	—	—	—	5,014
Net loss	—	—	—	—	—	—	(525)	(2,645)	(3,170)
Other comprehensive loss	—	—	—	—	—	(26,457)	—	—	(26,457)

Balance at December 31, 2010	160,129	$160	11,160,798	$27,901	$98,466	$(57,680)	$(226,740)	$(4,462)	$(162,355)
Preferred dividends declared	—	—	—	—	—	—	(21,301)	—	(21,301)
Common stock issued as compensation	—	—	240,118	600	4,121	—	—	—	4,721
Common stock options exercised	—	—	31,200	78	344	—	—	—	422
Conversion of convertible notes and securities	(169)		1,879,098	4,698	20,787				25,485
Common stock issued to pension plan assets	—	—	450,000	1,125	3,132	—	—	—	4,257
Issuance of restricted stock	—		50,165	125	(562)		—		(437)
Net loss	—	—	—	—	—	—	(33,100)	(3,775)	(36,875)
Other comprehensive loss	—	—	—	—	—	(63,775)	—	—	(63,775)

Balance at December 31, 2011	159,960	$160	13,811,379	$34,527	$126,288	$(121,455)	$(281,141)	$(8,237)	$(249,858)

See accompanying Notes to Consolidated Financial Statements.

WESTMOREL-AND COAL COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(36,875)	$(3,170)	$(29,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	45,594	44,690	44,254
Accretion of asset retirement obligation and receivable	10,878	11,540	9,974
Non-cash tax benefits	—	—	(17,062)
Amortization of intangible assets and liabilities, net	657	590	279
Share-based compensation	4,721	4,049	2,552
Loss on sales of assets	640	226	191
Non-cash interest expense	—	1,236	1,470
Amortization of deferred financing costs	2,515	2,304	1,975
Loss on extinguishment of debt	17,030	—	—
Loss (gain) on sales of investment securities	(150)	(604)	412
Loss (gain) on derivative instruments	3,079	3,456	(6,122)
Changes in operating assets and liabilities:
Receivables, net	5,491	(4,728)	15,503
Inventories	(2,125)	2,300	(1,217)
Excess of pneumoconiosis benefit obligation over trust assets	4,319	1,460	3,025
Accounts payable and accrued expenses	4,128	9,041	(13,802)
Deferred revenue	(9,918)	(7,399)	10,486
Accrual for workers’ compensation	1,248	(841)	(1,619)
Asset retirement obligations	(6,510)	(7,783)	(2,219)
Accrual for postretirement medical benefits	(1,643)	(2,832)	7,762
Pension and SERP obligations	(1,278)	(3,902)	3,173
Other assets and liabilities	2,934	(4,280)	(405)

Net cash provided by operating activities	44,735	45,353	29,448

Cash flows from investing activities:
Additions to property, plant and equipment	(27,594)	(22,814)	(34,546)
Change in restricted investments and bond collateral and reclamation deposits	(5,986)	(8,545)	(4,601)
Cash payments related to acquisitions and other	(4,000)	—	—
Net proceeds from sales of assets	687	712	937
Proceeds from the sale of restricted investments	3,350	2,307	796
Receivable from customer for property and equipment purchases	(96)	(840)	(1,183)

Net cash used in investing activities	(33,639)	(29,180)	(38,597)

Cash flows from financing activities:
Change in book overdrafts	(724)	(595)	596
Borrowings from long-term debt, net of debt discount	142,500	—	8,562
Repayments of long-term debt	(73,566)	(20,405)	(35,275)
Borrowings on revolving lines of credit	87,200	170,900	94,116
Repayments on revolving lines of credit	(105,600)	(168,900)	(88,016)
Debt issuance costs and other refinancing costs	(15,019)	(1,925)	(256)
Preferred dividends paid	(21,301)	—	—
Exercise of stock options	422	8	—

Net cash provided by (used in) financing activities	13,912	(20,917)	(20,273)

Net increase (decrease) in cash and cash equivalents	25,008	(4,744)	(29,422)
Cash and cash equivalents, beginning of year	5,775	10,519	39,941

Cash and cash equivalents, end of year	$30,783	$5,775	$10,519

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,199	$19,744	$20,418
Cash paid (received) for income taxes	(250)	(236)	2,263
Non-cash transactions:
Accrued purchases of property and equipment	570	628	949
Capital leases and other financing sources	531	3,748	11,286

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

The Company has determined that at December 31, 2011, it was the primary beneficiary in Absaloka Coal LLC, a VIE, in which it holds less than a 50% ownership. As a result, the Company has consolidated this entity within the coal segment.

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

Change in Estimates

The Company’s contract with Coyote Station, located adjacent to its Beulah Mine, expires in May 2016. The Company has been negotiating with the Coyote Station owners in a competitive bid process for another long-term supply contract. Based on the direction of those negotiations, the Company changed various accounting estimates due to the uncertainty of entering into a new agreement upon the conclusion of the current contract in 2016. These changes in estimates took effect in the fourth quarter of 2011 and resulted in revised depreciable asset and coal reserve lives and asset retirement obligations. In 2011, the change in estimate increased depreciation, depletion and accretion expense by $0.9 million and increased the asset retirement obligation by $2.5 million.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximate fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Trade Receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Company has determined that no allowance is necessary for trade receivables as of December 31, 2011 and 2010.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Inventories

Inventories, which include materials and supplies as well as raw coal, are stated at the lower of cost or market. Cost is determined using the average cost method. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs.

Restricted Investments and Bond Collateral

The Company has requirements to maintain restricted cash and investments for bonding and debt requirements. Amounts held are recorded as Restricted Investments and Bond Collateral. For all of its restricted investments and bond collateral accounts, the Company can select investment options for the funds and receives the investment returns on these investments. Funds in the restricted investment and bond collateral accounts are not available to meet the Company’s operating cash needs. These restricted investments include both held-to-maturity and available-for-sale securities.

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

September 30,
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives, derivatives that qualify for the normal purchase normal sale exception or instruments that contain features that qualify them as embedded derivatives. Except for derivatives that qualify for the normal purchase normal sale exception, all financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or Accumulated other comprehensive income (loss) if they qualify for cash flow hedge accounting.

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

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly hypothetical transaction between market participants at a given measurement date. Valuation techniques used must maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value and is defined as:

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

See Notes 3, 6, 8, 9 and 10 for further disclosures related to the Company’s fair value estimates.

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

Amortization of intangible assets recognized in Cost of sales was $1.7 million in 2011, 2010, and in 2009. Amortization of intangible liabilities recognized in Revenues was $1.0 million in 2011, $1.1 million in 2010, and $1.4 million in 2009.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The estimated aggregate amortization amounts from intangibles assets and liabilities for each of the next five years as of December 31, 2011 are as follows:

September 30,
Amortization Expense (Revenue)
(In thousands)
2012	$657
2013	657
2014	10
2015	(798)
2016	(960)

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

Black Lung Benefits

The Company is self-insured for federal and state pneumoconiosis (black lung) benefits for former employees and has established an independent trust to pay these benefits. The Company accounts for these benefits on the accrual basis. An independent actuary annually calculates the present value of the accumulated black lung obligation. The underfunded status in 2011 and 2010 of the Company’s obligation is included as Excess of pneumoconiosis benefit obligation over trust assets in the accompanying consolidated balance sheets. Actuarial gains and losses are recognized in the period in which they arise.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

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

A portion of the capacity payments under the agreements is considered to be an operating lease. The Company is recognizing amounts invoiced under the power sales agreements as revenue on a pro rata basis, based on the weighted average per kilowatt hour capacity payments estimated to be received over the remaining term of the power sales agreements. Under this method of recognizing revenue, $8.8 million of prior deferred revenue was recognized during 2011 while $6.0 million of amounts invoiced during 2010 were deferred from recognition.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Share-Based Compensation

Share-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award. These costs are recorded in Cost of Sales and Selling and administrative expenses in the accompanying consolidated results of operations.

Earnings (Loss) per Share

Basic earnings (loss) per share have been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock appreciation rights, restricted stock and warrants. No such items were included in the computation of diluted loss per share for the years ended 2011, 2010 or 2009 because the Company incurred a loss from operations in each of these periods and the effect of inclusion would have been anti-dilutive.

The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Convertible notes and securities	1,093	2,943	2,820
Restricted stock units, stock options, SARs, and warrant shares	634	630	779

Total shares excluded from diluted shares calculation	1,727	3,573	3,599

Recently Adopted Accounting Pronouncements

In January 2010, accounting guidance was issued regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This guidance requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. This guidance also requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. The Company adopted this guidance in 2011. See Note 10 for applicable disclosures.

In May 2011, accounting guidance was issued which generally aligns the principles for fair value measurements and the related disclosure requirements under Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance requires additional disclosures regarding details about Level 3 fair value measurements, including quantitative information about the significant unobservable inputs used in estimating fair value, a discussion of the sensitivity of the measurement to these inputs and a description of the entity’s valuation processes. Disclosures will also be needed concerning any transfers between Level 1 and 2 of the fair value hierarchy (not just significant transfers as previous guidance required) and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This standard is effective for periods beginning after December 15, 2011. The Company adopted this standard in 2011. See Note 10 for applicable disclosures.

In June 2011, accounting guidance was issued which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This standard is effective for periods beginning after December 15, 2011. The Company adopted this guidance in 2011 and as a result, other comprehensive income (loss) is presented in a separate statement following the consolidated statements of operations in this Form 10-K.

In September 2011, accounting guidance was issued which requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. This standard is effective for annual periods ending after December 15, 2011. The Company adopted this guidance in 2011. See Note 6 for applicable disclosures.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Liquidity and Capital Resources

The Parent is a holding company and conducts its operations through subsidiaries, some of which have obtained separate financing. As a holding company, the Parent has significant cash requirements to fund debt obligations, ongoing heritage health benefit costs and pension contributions, and corporate overhead expenses. The principal sources of cash flow to the Parent are distributions from principal operating subsidiaries. The cash at WML is available to the Parent through quarterly distributions. The WML credit agreement requires a debt service account and imposes timing and other restrictions on the ability of WML to distribute funds to the Parent. Cash available from WML is also affected by the principal payments for the WML Notes.

As a result of increased operating income and cash flows since 2009 and the Parent Note offering that occurred in February 2011, management expects the Company’s primary sources of liquidity to be cash from operations supplemented as necessary with cash on hand. Management anticipates that cash from operations, cash on hand and available borrowing capacity will be sufficient to meet the Company’s investing, financing, and working capital requirements for the foreseeable future.

The Company is actively working with potential creditors to enter into a revolving credit facility of up to $20.0 million at the parent level, as permitted by the Indenture. If the Company is successful, this revolving credit facility would be secured by a first-priority lien on its, the co-issuer’s, the guarantors’ and Absaloka Coal, LLC’s inventory, accounts receivable and proceeds thereof, and the Notes will then be secured by a second-priority lien on that collateral.

2. INVENTORIES

Inventories consisted of the following:

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Coal stockpiles	$309	$678
Coal fuel inventories	3,755	1,936
Materials and supplies	22,508	21,538
Reserve for obsolete inventory	(876)	(581)

Total	$25,696	$23,571

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

3. RESTRICTED INVESTMENTS AND BOND COLLATERAL

The Company’s restricted investments and bond collateral consist of the following:

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Coal Segment:
Westmoreland Mining - debt reserve account	$11,664	$7,514
Reclamation bond collateral:
Absaloka Mine	13,593	10,956
Rosebud Mine	12,264	12,263
Beulah Mine	1,270	1,270
Jewett Mine	—	3,001

Power Segment:
Letter of credit account	5,983	5,990
Debt protection account	—	905
Repairs and maintenance account	—	1,067
Ash reserve account	—	602

Corporate Segment:
Postretirement medical benefit bonds	7,039	5,466
Workers’ compensation bonds	6,492	6,350

Total restricted investments and bond collateral	$58,305	$55,384

The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at December 31, 2011 are as follows:

	September 30,	September 30,
	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$43,950	$43,950
Time deposits	7,702	7,702
Held-to-maturity securities	4,866	5,241
Available-for-sale securities	1,787	1,787

	$58,305	$58,680

The Company recorded a gain of $0.1 million on the sale of available-for-sale securities held as restricted investments and bond collateral in both 2011 and 2010. In 2009, an impairment of $0.2 million was recorded as a result of other-than-temporary declines in the value of marketable securities included in restricted investments and bond collateral.

Coal Segment

Pursuant to the terms of the Note Purchase Agreement dated June 26, 2008, WML must maintain a debt service reserve account. The debt service reserve account is required to contain funds sufficient to pay the principal, interest, and collateral agent’s fees scheduled to be paid in the following six months. The debt service reserve account was fully funded at December 31, 2011.

As of December 31, 2011, the Company had reclamation bond collateral in place for its Absaloka, Rosebud and Beulah Mines. Bond collateral is not required at the Jewett Mine as reclamation bonding is the responsibility of its customer. These government-required bonds assure that coal-mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.

Power Segment

Following the Parent Notes offering in February 2011, ROVA is no longer required to maintain its debt protection accounts, ash reserve account or the repairs and maintenance account.

The Company is required to fund a letter of credit account for its power operations.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Corporate Segment

The Company is required to obtain surety bonds in connection with its self-insured workers’ compensation plan and certain health care plans. The Company’s surety bond underwriters require collateral to issue these bonds.

Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral

The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities are as follows:

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Amortized cost	$4,866	$2,672
Gross unrealized holding gains	413	340
Gross unrealized holding losses	(38)	—

Fair value	$5,241	$3,012

Maturities of held-to-maturity securities are as follows at December 31, 2011:

	September 30,	September 30,
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$525	$523
Due in five years or less	2,659	2,710
Due after five years to ten years	803	981
Due in more than ten years	879	1,027

	$4,866	$5,241

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities are as follows:

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Cost basis	$1,566	$2,566
Gross unrealized holding gains	221	323

Fair value	$1,787	$2,889

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

4. LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding under the Company’s lines of credit and long-term debt consisted of the following as of the dates indicated:

	September 30,	September 30,
	Total Debt Outstanding December 31,
	2011	2010
	(In thousands)
Corporate:
Senior secured notes	$150,000	$—
Convertible notes	—	18,495
Debt discount	(6,831)	(4,823)
Westmoreland Mining, LLC:
Revolving line of credit	—	1,500
Term debt	117,500	125,000
Capital lease obligations	13,967	18,407
Other term debt	2,071	2,556
Westmoreland Resources, Inc.:
Revolving line of credit	—	16,900
Term debt	—	9,600
Capital lease obligations	5,562	7,821
ROVA:
Term debt	—	46,220
Debt premiums	—	428

Total debt outstanding	282,269	242,104
Less current portion	(20,795)	(14,973)

Total debt outstanding, less current portion	$261,474	$227,131

The following table presents aggregate contractual debt maturities of all long-term debt and the lines of credit:

	September 30,	September 30,
	As of December 31, 2011	Subsequent to Add-On Notes Offering
	(In thousands)
2012	$21,639	$21,639
2013	24,862	24,862
2014	23,316	23,316
2015	21,248	21,248
2016	20,535	20,535
Thereafter	177,500	302,500

Total	289,100	414,100
Less: debt discount	(6,831)	(12,467)

Total debt	$282,269	$401,633

Corporate Debt

Senior secured notes

On February 4, 2011 through a private placement offering, the Company issued $150.0 million of Parent Notes, which are senior secured notes. The Company’s subsidiary, Westmoreland Partners, was a co-issuer of the notes. The Parent Notes were issued at a 5% discount, mature February 18, 2018, and bear a fixed interest rate of 10.750%, payable semi-annually, in arrears, on February 1 and August 1 of each year, which began August 1, 2011. Substantially all of the assets of the Parent, ROVA and WRI constitute collateral for the Parent Notes as to which the holders of these notes have a first priority lien. Under the indenture governing the Parent Notes, the Company is required to offer a portion of its Excess Cash Flow (as defined by the indenture) for each fiscal year to purchase some of these notes at 100% of the principal amount. The Company does not have Excess Cash Flow for 2011.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

As a result of this offering, the Company recorded a $17.0 million loss on extinguishment of debt in the year ended December 31, 2011. The loss included a $9.1 million make-whole payment for ROVA’s debt and $7.9 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs and convertible debt conversion expense.

The indenture governing the Parent Notes contains, among other provisions, events of default and various affirmative and negative covenants. As of December 31, 2011, the Company was in compliance with all covenants.

In January 2012, the Company completed the private placement of $125.0 million of senior secured notes due in 2018, which notes were additional notes issued off the existing Parent Notes indenture. The Company funded the Kemmerer Mine acquisition through the net proceeds from the offering. The Company is required to register the debt issued under the Add-On Notes offering with the SEC within 120 days after the completion of the offering, which was January 31, 2012. The Company will pay interest on the Add-On Notes semi-annually, in arrears, on February 1st and August 1st of each year, beginning on August 1, 2012. In 2011, the Company capitalized $0.2 million of debt issuance costs related to the Add-On Notes Offering and expects to capitalize debt issuance costs of $4.5 million in 2012.

Convertible debt

In February 2011, the outstanding balance of the Company’s convertible notes was eliminated, with $2.5 million paid to retire a portion of the convertible notes and the remainder of the notes being converted into 1,877,946 shares of Company common stock at a conversion price of $8.50 per share.

Westmoreland Mining LLC

WML has $117.50 million of fixed rate term debt outstanding at December 31, 2011. The term debt bears interest at 8.02% per annum, payable quarterly. The principal payments required for the term debt are as follows:

September 30,
(In millions)
2012	$14.0
2013	18.0
2014	18.0
2015	20.0
2016	20.0
Thereafter	27.5

The term debt is payable in full on March 31, 2018.

At December 31, 2011, WML has the 2001 Revolving Credit Agreement, or the Revolver, with a borrowing limit of $25.0 million and a maturity date of June 26, 2013. WML has two interest rate options to choose from on the Revolver. The Base Rate option bears interest at a base rate plus 0.50% and is payable monthly (3.75% per annum at December 31, 2011). The LIBOR Rate option bears interest at the London Interbank Offering Rate, or LIBOR, rate plus 3.0% (3.53% per annum at December 31, 2011). In addition, a commitment fee of 0.50% of the average unused portion of the available Revolver is payable quarterly. At December 31, 2011, the Revolver had no outstanding balance and supported a $1.9 million letter of credit. The Company had $23.1 million of borrowing availability under the Revolver.

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

WML’s credit agreement contains various affirmative and negative covenants. Operational covenants in the agreements prohibit, among other things, WML from incurring or guaranteeing additional indebtedness, creating liens on its assets, making investments or engaging in asset sales or transactions with affiliates, in each case subject to specified exceptions. Financial covenants in the agreements impose requirements relating to specified debt service coverage and leverage ratios. The debt service coverage ratio must meet or exceed a specified minimum. The leverage ratio covenant requires that WML not permit the ratio of total debt at the end of each quarter to EBITDA (both as defined) for the four quarters then ended to be greater than a specified amount. WML met all of its covenant requirements as of December 31, 2011.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

WML engages in leasing transactions for equipment utilized in its mining operations. At December 31, 2011 and 2010, the capital leases outstanding had a weighted average interest rate of 8.02% and 7.96%, respectively. WML also had other term debt outstanding at December 31, 2011 and 2010, with weighted average interest rate of 6.18% and 6.14%, respectively.

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

WRI leases equipment utilized in its operations. The weighted average interest rate for WRI’s capital leases was 6.74% and 6.65% at December 31, 2011 and 2010.

ROVA

At December 31, 2010, ROVA’s outstanding fixed rate term debt had interest rates varying from 6.0% to 11.42%. The weighted average interest rate on the fixed rate term debt at December 31, 2010 was 9.93%. In February 2011, proceeds from the Parent Note offering were used to repay all of ROVA’s outstanding fixed rate term debt.

ROVA had a $6.0 million revolving loan with interest payable quarterly at the three-month LIBOR rate plus 1.375% (1.68% per annum at December 31, 2010). In addition, a commitment fee of 1.375% of the unused portion of the available revolving loan was payable quarterly. At December 31, 2010, the Company had $6.0 million of unused borrowings under the revolver. ROVA’s revolving line of credit was terminated as part of the Parent Notes offering.

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

In March 2010, the Patient Protection and Affordable Care Act, or PPACA was enacted, potentially impacting the Company’s costs to provide healthcare benefits to its retired employees. The PPACA has both short-term and long-term implications on healthcare benefit plan standards. Implementation of this legislation is planned to occur in phases, with plan standard changes taking effect beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018. Beginning in 2018, the PPACA will impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds. As a result, the Company increased its postretirement medical benefit obligation at December 31, 2010 by $6.9 million with a corresponding increase in Accumulated other comprehensive loss. The Company continues to evaluate the impact of the PPACA as additional information, interpretations and guidance becomes available.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements:

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Change in benefit obligations:
Net benefit obligation at beginning of year	$210,860	$190,223
Service cost	493	539
Interest cost	10,510	10,498
Plan participant contributions	200	153
Actuarial (gain) loss	49,135	23,195
Gross benefits paid	(13,604)	(14,797)
Federal subsidy on benefits paid	1,047	1,049

Net benefit obligation at end of year	258,641	210,860

Change in plan assets:
Employer contributions	13,404	14,644
Plan participant contributions	200	153
Gross benefits paid	(13,604)	(14,797)

Fair value of plan assets at end of year	—	—

Unfunded status at end of year	$(258,641)	$(210,860)

Amounts recognized in the balance sheet consist of:
Current liabilities	$(13,179)	$(13,581)
Noncurrent liabilities	(245,462)	(197,279)
Accumulated other comprehensive loss (gain)	57,758	8,336

Net amount recognized	$(200,883)	$(202,524)

Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss (gain)	$64,656	$15,777
Prior service credit	(6,991)	(7,627)
Transition obligation	93	186

	$57,758	$8,336

In 2011, the Company’s postretirement medical benefit liabilities increased $47.8 million primarily from decreases in discount rates and updated cost projections.

The Company has elected to amortize its transition obligations over a 20-year period. Prior service costs and credits and actuarial gains and losses are amortized over the average life expectancy of the plan’s participants. The following amounts will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2012 (in millions):

September 30,
Actuarial loss	$3.1
Prior service credit	0.6
Transition obligation	0.1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The components of net periodic postretirement medical benefit cost are as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$493	$539	$735
Interest cost	10,510	10,498	16,233
Amortization of:
Transition obligation	93	93	3,381
Prior service cost (credit)	(636)	(636)	924
Actuarial loss	255	268	2,774

Total net periodic benefit cost	$10,715	$10,762	$24,047

The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Former mining operations	$9,259	$9,225	$22,186
Current operations	1,456	1,537	1,861

Total net periodic benefit cost	$10,715	$10,762	$24,047

The costs for the former mining operations are included in Heritage health benefit expenses and the costs for current operations are included as operating expenses.

Assumptions

The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31,
	2011	2010
Discount rate	4.10%	5.15%
Measurement date	December 31, 2011	December 31, 2010

The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	December 31,
	2011	2010	2009
Discount rate	5.15%	5.71%	5.45% - 6.05%
Measurement date	December 31, 2010	December 31, 2009	December 31, 2008

The following presents information about the assumed health care trend rate:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Health care cost trend rate assumed for next year	7.25%	7.50%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the trend rate reaches the ultimate trend rate	2021	2016

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The effect of a one percent change on the health care cost trend rate used to calculate periodic postretirement medical benefit costs and the related benefit obligation are summarized in the table below:

	September 30,	September 30,
	Postretirement Medical Benefits
	1 % Increase	1 % Decrease
	(In thousands)
Effect on service and interest cost components	$1,276	$(1,072)
Effect on postretirement medical benefit obligation	$32,203	$(27,786)

Cash Flows

The following benefit payments and Medicare D subsidy (which the Company receives as a benefit partially offsetting its prescription drug costs for retirees and their dependents) are expected by the Company:

	September 30,	September 30,	September 30,
	Postretirement Medical Benefits	Medicare D Subsidy	Net Postretirement Medical Benefits
	(In thousands)
2012	$13,179	$(1,278)	$11,901
2013	13,599	(1,340)	12,259
2014	13,982	(1,398)	12,584
2015	14,411	(1,447)	12,964
2016	14,696	(1,500)	13,196
Years 2017 - 2021	76,295	(8,180)	68,115

Combined Benefit Fund

Additionally, the Company makes payments to the UMWA Combined Benefit Fund, or CBF, which is a multiemployer health plan neither controlled by nor administered by the Company. The CBF is designed to pay health care benefits to UMWA workers (and dependents) who retired prior to 1976. The Company is required by the Coal Act to make monthly premium payments into the CBF. These payments are based on the number of the Company’s UMWA employees who retired prior to 1976, and the Company’s pro-rata assigned share of UMWA retirees whose companies are no longer in business. Contributions to the CBF have decreased over the past three years due to a declining population. The Company expenses payments to the CBF when they are due. The following payments were made to the CBF (in millions):

September 30,
2011	$2.6
2010	3.0
2009	3.1

Workers’ Compensation Benefits

The Company was self-insured for workers’ compensation benefits prior to January 1, 1996. Since 1996, the Company has purchased third-party insurance for workers’ compensation claims.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following table shows the changes in the Company’s workers’ compensation obligation:

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Workers’ compensation , beginning of year (including current portion)	$10,378	$11,219
Accretion	348	429
Claims paid	(585)	(633)
Actuarial changes	1,485	(637)

Workers’ compensation, end of year	11,626	10,378
Less current portion	(911)	(954)

Workers’ compensation, less current portion	$10,715	$9,424

The discount rates used in determining the workers’ compensation benefit accruals are adjusted annually based on ten-year Treasury bond rates. At December 31, 2011 and 2010, the rates were 2.0% and 3.60%, respectively.

Pneumoconiosis (Black Lung) Benefits

The Company is self-insured for federal and state pneumoconiosis benefits for former employees and has established an independent trust to pay these benefits.

The PPACA amended previous legislation related to black lung disease, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. Since the legislation passed in March 2010, the Company has experienced a significant increase in claims filed compared to the corresponding period in prior years. However, the Company has not been able to determine what, if any, additional impact may result from these claims due to lack of claims experience under the new legislation and court rulings interpreting the new provisions. The Company has not noted an increase in cash disbursements resulting from these new claims. The Company will continue to evaluate the impact of the PPACA in future periods as additional information, interpretations, guidance and claims experience becomes available.

The following table sets forth the funded status of the Company’s black lung obligation:

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Actuarial present value of benefit obligation:
Expected claims from terminated employees	$1,038	$949
Amounts owed to existing claimants	15,404	13,108

Total present value of benefit obligation	16,442	14,057
Plan assets at fair value, primarily government-backed securities	9,877	11,811

Excess of the pneumoconiosis benefit obligation over trust assets	$6,565	$2,246

The discount rates used in determining the actuarial present value of the pneumoconiosis benefit obligation are based on corporate bond yields and are adjusted annually. At December 31, 2011 and 2010, the rates used were 3.90% and 4.60%, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Plan Assets

The fair value of the Company’s Black Lung trust assets by asset category is as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
U.S. treasury securities	$8,885	$—	$8,885
Mortgage-backed securities	555	—	555
Cash and cash equivalents	437	437	—

	$9,877	$437	$9,440

	September 30,	September 30,	September 30,
	Year Ended December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
U.S. treasury securities	$10,416	$—	$10,416
Mortgage-backed securities	682	—	682
Cash and cash equivalents	713	713	—

	$11,811	$713	$11,098

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

6. PENSION AND OTHER SAVING PLANS

Defined Benefit Pension Plans

The Company provides defined benefit pension plans to qualified full-time employees pursuant to collective bargaining agreements. Benefits are generally based on years of service and the employee’s average annual compensation for the highest five continuous years of employment as specified in the plan agreement. The Company’s funding policy is to contribute annually the minimum amount prescribed, as specified by applicable regulations or loan covenants. In 2009, the Company froze its pension plan for non-represented employees.

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

The following table provides a reconciliation of the changes in the benefit obligations of the plans and the fair value of assets of the qualified plans and the amounts recognized in the Company’s financial statements for both the defined benefit pension and SERP plans:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	September 30,	September 30,	September 30,	September 30,
	Defined Benefit Pension December 31,		SERP December 31,
	2011	2010	2011	2010
	(In thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$85,447	$76,084	$3,252	$3,200
Service cost	784	610	—	—
Interest cost	4,568	4,490	215	183
Actuarial loss	14,117	7,025	1,438	175
Benefits paid	(4,334)	(2,762)	(394)	(306)

Net benefit obligation at end of year	100,582	85,447	4,511	3,252

Change in plan assets:
Fair value of plan assets at the beginning of year	67,933	52,152	—	—
Actual return on plan assets	4,658	7,732	—	—
Employer contributions	7,453	10,811	394	306
Benefits paid	(4,334)	(2,762)	(394)	(306)

Fair value of plan assets at end of year	75,710	67,933	—	—

Funded status at end of year	$(24,872)	$(17,514)	$(4,511)	$(3,252)

Amounts recognized in the accompanying balance sheet consist of:
Current liability	$—	$—	$(391)	$(304)
Noncurrent liability	(24,872)	(17,514)	(4,120)	(2,948)
Accumulated other comprehensive loss	36,044	22,946	1,822	770

Net amount recognized at end of year	$11,172	$5,432	$(2,689)	$(2,482)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$36,044	$22,946	$1,822	$765
Prior service costs	—	—	—	5

	$36,044	$22,946	$1,822	$770

The accumulated benefit obligation for all plans was $105.1 million and $88.7 million at December 31, 2011 and 2010, respectively. The Company’s pension and SERP liabilities increased $8.6 million in 2011 primarily from decreases in discount rates.

Prior service costs and actuarial gains and losses are amortized over the expected future period of service of the plan’s participants using the corridor method. The following amounts will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2012 (in millions):

	September 30,	September 30,
	Pension	SERP
Net actuarial loss	$2.8	$0.1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The components of net periodic benefit cost are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Defined Benefit Pension Years Ended December 31,			SERP Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$784	$610	$1,577	$—	$—	$—
Interest cost	4,568	4,490	4,650	215	183	191
Expected return on plan assets	(5,218)	(4,393)	(3,359)	—	—	—
Curtailment loss	—	—	204	—	—	—
Amortization of:
Prior service cost	—	—	—	5	10	10
Actuarial loss	1,578	1,282	1,817	64	20	18

Total net periodic pension cost	$1,712	$1,989	$4,889	$284	$213	$219

These costs are included in the accompanying statement of operations in Cost of sales and Selling and administrative expenses.

Assumptions

The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	Defined Benefit Pension December 31,		SERP December 31,
	2011	2010	2011	2010
Discount rate	4.05% - 4.25%	5.15% - 5.40%	4.25%	5.40%
Measurement date	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.

The following table provides the assumptions used to determine net periodic benefit cost:

	Defined Benefit Pension Years Ended December 31,			SERP Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Discount rate	5.15% - 5.40%	5.75%-6.00%	6.10%	5.40%	6.00%	6.10%
Expected return on plan assets	7.40%	7.80%	7.96%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	4.00%-7.50%	N/A	N/A	4.00%-7.50%
Measurement date	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2010	December 31, 2009	December 31, 2008

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Plan Assets

The Company’s investment goals are to maximize returns subject to specific risk management policies. The Company sets the expected return on plan assets based on historical trends and forecasts provided by its third-party fund managers. Its risk management policies permit investments in mutual funds, and prohibit direct investments in debt and equity securities and derivative financial instruments. The Company invested in its common stock in both 2011 and 2010 in order to meet plan funding requirements. The Company addresses diversification by the use of mutual fund investments whose underlying investments are in fixed income and equity securities, both domestic and international. These mutual funds are readily marketable and can be sold to fund benefit payment obligations as they become payable.

The weighted-average target asset allocation of the Company’s pension trusts were as follows at December 31, 2011:

September 30,
Target Allocation
Asset category
Cash and equivalents	0% - 10%
Equity securities funds	40% - 70%
Debt securities funds	30% - 60%
Other	0% - 10%
Total

The fair value of the Company’s pension plan assets by asset category is as follows:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Pooled separate accounts:
Large-cap	$21,804	$—	$21,804	$—
Mid-cap	4,458	—	4,458	—
Small-cap	6,149	—	6,149	—
International blend	3,214	—	3,214	—
Short-term bond	1,514	—	1,514	—
Fixed income domestic	28,502	—	28,502	—
Registered investment companies – growth fund	3,347	3,347	—	—
Limited partnerships and limited liability companies	1,050	—	—	1,050
Westmoreland Coal common stock	5,670	5,670	—	—
Cash and cash equivalents	2	2	—	—

	$75,710	$9,019	$65,641	$1,050

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Pooled separate accounts:
Large-cap	$19,041	$—	$19,041	$—
Mid-cap	4,297	—	4,297	—
Small-cap	5,895	—	5,895	—
International blend	3,290	—	3,290	—
Short-term bond	1,313	—	1,313	—
Fixed income domestic	22,736	—	22,736	—
Registered investment companies – growth fund	3,369	3,369	—	—
Limited partnerships and limited liability companies	1,359	—	—	1,359
Westmoreland Coal common stock	6,045	6,045	—	—
Cash and cash equivalents	588	588	—	—

	$67,933	$10,002	$56,572	$1,359

The Company’s Level 1 assets include securities held by registered investment companies and its common stock, which are both typically valued using quoted market prices of an active market. Cash and cash equivalents and short-term investments are predominantly held in money market accounts.

The Company’s Level 2 assets include pooled separate accounts, which are valued based on the quoted market prices of the securities underlying the investments.

The Company’s Level 3 assets include interest in limited partnerships and limited liability companies that invest in privately held companies or privately held real estate assets. These assets are valued by the respective partnership or company manager using market and income approaches. The market approach consists of using comparable market transactions or values. The income approach consists of the net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and other risk factors. The inputs considered in the valuations include original transaction prices, recent transactions in the same or similar instruments, changes in financial ratios or cash flows, discounted cash flow valuations, and general economic and market conditions.

A summary of changes in the fair value of the Plan’s Level 3 assets is shown below:

	September 30,	September 30,
	Limited partnerships and limited liability companies
	Year Ended December 31,
	2011	2010
	(In thousands)
Beginning balance	$1,359	$1,697
Unrealized (loss) gain	(78)	197
Settlements, net	(231)	(535)

Ending balance	$1,050	$1,359

Contributions

The Company is required by loan covenants to ensure that by 8.5 months after the end of the plan year, the value of its pension assets are at least 90% of each of the plan’s year end actuarially determined pension liability.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The Company contributed $3.2 million in cash and $4.3 million in company stock to its retirement plans during 2011, in order to achieve the required 90% funding status. In 2012, the Company expects to make approximately $7.5 million of pension plan contributions.

Cash Flows

The following benefit payments are expected to be paid from its pension plan assets:

September 30,
Pension Benefits
(In thousands)
2012	$2,929
2013	3,393
2014	3,839
2015	4,246
2016	4,668
Years 2017 - 2021	28,836

The benefits expected to be paid are based on the same assumptions used to measure the Company’s pension benefit obligation at December 31, 2011 and include estimated future employee service.

Multi-Employer Pension

The Company contributes to the Central Pension Fund, or the Plan, a multiemployer defined benefit pension plan for its WECO, WRI and WSC entities pursuant to collective bargaining agreements. The Plan’s Employer Identification Number is 36-6052390. These employers contribute to the Plan based on a negotiated rate per hour worked per participating employee. For the Plan’s year-end dates of January 31, 2010 and 2011, no single employer contributed more than 5% of total contributions to the Plan. As of the Plan’s year-end date January 31, 2011, it had a healthy or greater than 80% funding status.

The following table shows required information for each employer contributing to the Central Pension Fund:

	September 30,	September 30,	September 30,
	WECO	WRI	WSC
Employer plan number	9313	9243	4990
Minimum contributions per hour worked	$4.34	$3.60	$2.70
Expiration date of collective bargaining agreements	2/28/2013	5/31/2015	4/1/2012
Employer contributions (in millions):
2011	$3.2	$0.9	$0.1
2010	3.5	0.9	0.1
2009	3.3	0.9	0.1

Other Plans

The Company sponsors 401(k) saving plans, which were established to assist eligible employees provide for their future retirement needs. The Company’s expense, representing its contributions of Company stock to the plans, was $2.7 million, $2.7 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

7. HERITAGE HEALTH BENEFIT EXPENSES

The caption Heritage health benefit expenses used in the consolidated statements of operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Health care benefits	$9,507	$9,927	$22,490
Combined benefit fund payments	2,617	2,953	3,132
Workers’ compensation benefits (credit)	2,132	81	(485)
Black lung benefits	4,319	1,460	2,937

Total	$18,575	$14,421	$28,074

The decrease in heritage health benefit expenses was primarily due to an agreement the Company entered into to modernize how it provides prescription drug benefits to retirees.

8. ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLE, AND RECLAMATION DEPOSITS

The asset retirement obligation, contractual third-party reclamation receivable, and reclamation deposits for each of the Company’s mines and ROVA at December 31, 2011 are summarized below:

	September 30,	September 30,	September 30,
	Asset Retirement Obligation	Contractual Third-Party Reclamation Receivable	Reclamation Deposits
	(In thousands)
Rosebud	$113,817	$15,780	$71,939
Jewett	82,928	82,928	—
Absaloka	24,756	225	—
Beulah	20,441	—	—
Savage	4,766	—	—
ROVA	770	—	—

Total	$247,478	$98,933	$71,939

Asset Retirement Obligations

Changes in the Company’s asset retirement obligations were as follows:

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$241,643	$244,615
Accretion	20,156	19,773
Liabilities settled	(14,646)	(15,351)
Changes due to amount and timing of reclamation	325	(7,394)

Asset retirement obligations, end of year	247,478	241,643
Less current portion	(19,765)	(14,514)

Asset retirement obligations, less current portion	$227,713	$227,129

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

As of December 31, 2011, the Company had $214.6 million in surety bonds outstanding to secure reclamation obligations.

Contractual Third-Party Reclamation Receivables

The Company has recognized as an asset $98.9 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.

Reclamation Deposits

The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at December 31, 2011 are as follows:

	September 30,	September 30,
	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$36,627	$36,627
Held-to-maturity securities	19,990	21,385
Time deposits	14,218	14,218
Available-for-sale securities	1,104	1,104

	$71,939	$73,334

In 2011 and 2010, the Company recorded a gain of $0.1 million $0.6 million, respectively, on the sale of available-for-sale securities held as reclamation deposits. In 2009, an impairment of $0.3 million was recorded as a result of other-than-temporary declines in the value of marketable securities included in reclamation deposits.

Held-to-Maturity and Available-for-Sale Reclamation Deposits

The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities are as follows:

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
	(In thousands)
Amortized cost	$19,990	$15,633
Gross unrealized holding gains	1,401	1,453
Gross unrealized holding losses	(6)	(42)

Fair value	$21,385	$17,044

Maturities of held-to-maturity securities are as follows at December 31, 2011:

	September 30,	September 30,
	Amortized Cost	Fair Value
	(In thousands)
Due in five years or less	$8,792	$8,916
Due after five years to ten years	5,703	6,227
Due in more than ten years	5,495	6,242

	$19,990	$21,385

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities are as follows:

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Cost basis	$1,000	$2,000
Gross unrealized holding gains	104	204

Fair value	$1,104	$2,204

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

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

Convertible Debt

As a part of the Parent Notes offering in February 2011, the Company’s convertible notes were retired.

A Binomial Lattice model was used to obtain the fair value of the conversion feature in the Company’s convertible debt instrument at December 31, 2010, and the following assumptions were used:

September 30,
Stock Price	Bond Yield
$11.94	5.16%

The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying consolidated balance sheet were as follows (in thousands):

	September 30,	September 30,	September 30,
		December 31,
Derivative Instruments	Balance Sheet Location	2011	2010
Convertible debt -conversion feature	Other liabilities	$—	$3,588

The effect of derivative instruments not designated as hedging instruments on the accompanying consolidated statements of operations was as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Statement of Operations Location	Income (Expense) Recognized in Earnings on Derivatives
		Year Ended December 31,
Derivative Instruments		2011	2010	2009
Convertible debt -conversion feature	Other income (loss)	$3,079	$(3,486)	$5,674
Warrant	Other income (loss)	—	30	448

10. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the consolidated balance sheet approximate the fair value of these instruments due to the short duration to their maturities. The Company calculates the fair value of its long-term debt by using discount rate estimates based on interest rates as of December 31, 2011. The valuation for long-term debt would be categorized as Level 3 under the fair value hierarchy.

The estimated fair value of the Company’s debt with fixed interest rates, excluding conversion feature values are as follows:

	September 30,	September 30,
	Carrying Value	Fair Value
	(In thousands)
December 31, 2010	$185,320	$196,483
December 31, 2011	$260,669	$262,535

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$1,787	$—	$—	$1,787
Available-for-sale investments included in Reclamation deposits	1,104	—	—	1,104

Total assets	$2,891	$—	$—	$2,891

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$2,889	$—	$—	$2,889
Available-for-sale investments included in Reclamation deposits	2,204	—	—	2,204

Total assets	$5,093	$—	$—	$5,093

Liabilities:
Convertible debt – conversion feature	$—	$—	$3,588	$3,588

Total liabilities	$—	$—	$3,588	$3,588

The following table summarizes the change in the fair values of the derivative instrument liabilities categorized as Level 3:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
	(In thousands)
Beginning balance	$3,588	$30
Additional debt discount	—	102
Change in fair value	3,079	3,456
Settlements	(6,667)	—

Ending balance	$—	$3,588

11. RESTRICTED STOCK UNITS, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (SARs)

As of December 31, 2011, the Company had restricted stock units, stock options, and stock-settled stock appreciation rights, or SARs, outstanding from three stock incentive plans. Two of these plans were terminated in October 2009. The Company grants employees and non-employee directors restricted stock units from the Amended and Restated 2007 Equity Incentive Stock Plan. The Amended and Restated 2007 Equity Incentive Stock Plan provides that non-employee directors will receive equity awards with a value of $70,000 after each annual meeting.

The maximum number of remaining shares that can be issued under the 2007 Incentive Stock Plan is 80,655.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Compensation cost arising from share-based arrangements is shown in the following table:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$1,969	$1,058	$702
Contributions of stock to the Company’s 401(k) plan	2,752	2,991	1,869
Compensation credit for performance units plan (1)	—	—	(19)

Total share-based compensation expense	$4,721	$4,049	$2,552

(1)	The Company’s only active performance unit plan expired June 30, 2009.

Restricted Stock Units

The Company may issue restricted stock units, which requires no payment from the employee. Restricted stock units typically vest ratably over three years. Upon vesting, the Company can elect to settle the restricted stock units in either cash or the Company’s common stock. Compensation expense is based on the fair value on the grant date and is recorded ratably over the vesting period.

In April 2011, the Company granted 172,081 restricted stock units, of which 86,052 units will vest ratably over a three-year period. The remaining 86,029 units are performance based, which will vest and pay out at the end of a three-year period if performance goals are met. The Company’s management believes it is probable that the target performance condition will be met.

A summary of restricted stock award activity for the year ended December 31, 2011 is as follows:

	September 30,	September 30,	September 30,
	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2010	192,697	$8.13
Granted	218,498	$14.99
Vested	(105,436)	$9.81
Forfeited	(3,726)	$11.18

Non-vested at December 31, 2011	302,033	$12.46	$2,659	(1)

(1)	Expected to be recognized over the next three years.

Additional information related to restricted stock units:

	September 30,	September 30,	September 30,
Years Ended December 31:	Weighted Average Grant-Date Fair Value	Total Grant- Date Fair Value of Restricted Stock Units that Vested (In thousands)
2011	$14.99		$1,757
2010	$8.31		$421
2009	$8.24		$179

Stock Options

Stock options generally vest over three years, expire ten years from the date of grant, and have an option price equal to the market value of the stock on the date of grant.

Information with respect to stock option activity for the year ended December 31, 2011, is as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2010	318,590	$18.99
Exercised	(31,200)	$13.53		$86
Expired	(66,967)	$16.49

Outstanding and exercisable at December 31, 2011	220,423	$20.53	5.0	$—	$—

Additional information related to stock options:

	September 30,	September 30,
Years Ended December 31:	Intrinsic Value of Stock Options Exercised	Total Grant-Date Fair Value of Stock Options that Vested
	(In thousands)
2011	$86	$538
2010	$17	$121
2009	$—	$128

There were no stock options granted during 2011, 2010 or 2009.

SARs

SARs generally vest over three years, expire ten years from the date of grant, and have a base price equal to the market value of the stock on the date of grant. Upon vesting, the holders may exercise the SARs and receive a number of shares of common stock having a value equal to the appreciation in the value of the common stock between the grant date and the exercise date.

Information with respect to SARs granted and outstanding for the year ended December 31, 2011 is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	SARs	Weighted Average Base Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2010	118,934	$22.13
Expired	(7,200)	$21.14

Outstanding and exercisable at December 31, 2011	111,734	$22.20	3.7	$—	$—

There were no SARs granted or exercised during 2011, 2010, or 2009.

The total grant-date fair value of SARs that vested was less than $0.1 million in both 2010 and 2009. No SARs vested during 2011.

12. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Preferred and Common Stock

The Company has two classes of capital stock outstanding, common stock, par value $2.50 per share, and Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. Each share of Series A Preferred Stock is represented by four Depositary Shares. Under the terms of the Series A Preferred Stock, the Company can redeem preferred shares at any time for the redemption value of $100.00 plus any accumulated dividends paid in cash. In February 2011, the Company paid $19.9 million of accumulated preferred stock dividends as of January 1, 2011. The Company is permitted to pay preferred stock dividends to the extent there is a surplus, defined by Delaware law. In June 2011, approximately 169 shares of preferred stock were converted into 1,152 shares of common stock.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Accumulated Other Comprehensive Income (Loss)

The following is a summary of accumulated other comprehensive income (loss):

	September 30,	September 30,	September 30,	September 30,
	Pension and Postretirement Medical Benefits	Available for Sale Securities	Tax Effect of Other Comprehensive Income Gains	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1, 2009	$(119,479)	$112	$(9,094)	$(128,461)
Postretirement medical benefit plan amendments and pension plan freeze adjustments	105,983	—	—	105,983
2009 activity	7,465	852	(17,062)	(8,745)

Balance at December 31, 2009	(6,031)	964	(26,156)	(31,223)
2010 activity	(26,018)	(439)	—	(26,457)

Balance at December 31, 2010	(32,049)	525	(26,156)	(57,680)
2011 activity	(63,575)	(200)	—	(63,775)

Balance at December 31, 2011	$(95,624)	$325	$(26,156)	$(121,455)

Pension and postretirement medical benefit adjustments relate to changes in the funded status of various benefit plans. The unrealized gains and losses associated with recognizing the Company’s “available-for-sale” securities at fair value are recorded through Accumulated other comprehensive loss. See Note 13 regarding the tax effect of other comprehensive income gains.

13. INCOME TAX

Income tax expense (benefit) attributable to net loss before income taxes consists of:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$(174)	$(10)	$(323)
State	168	(14)	1,168

	(6)	(24)	845
Deferred:
Federal	—	—	(15,977)
State	(420)	(117)	(2,004)

	(420)	(117)	(17,981)

Income tax benefit	$(426)	$(141)	$(17,136)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Income tax benefit attributable to net loss before income taxes differed from the amounts computed by applying the statutory Federal income tax rate of 34% to pre-tax income as a result of the following:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Computed tax benefit at statutory rate	$(12,683)	$(1,126)	$(15,619)
Increase (decrease) in tax expense resulting from:
Tax depletion in excess of basis	(3,820)	(4,019)	(713)
Non-deductible interest expense and convertible debt valuation	3,717	2,076	(1,074)
Noncontrolling interest	1,283	899	618
State income taxes, net	(4,548)	(1,090)	(2,467)
Change in valuation allowance for net deferred tax assets	2,923	(3,331)	2,902
Medicare Part D subsidy law change	—	7,159	—
Indian Coal Tax Credits	(122)	(120)	(96)
Federal and state NOL expiration	11,226	19	—
Other, net	1,598	(608)	(687)

Income tax benefit	$(426)	$(141)	$(17,136)

The PPACA reduces the tax benefits available to an employer that receives the Medicare Part D subsidy beginning in years ending after December 31, 2010. As a result of the PPACA, employers that receive the Medicare Part D subsidy will recognize the deferred tax effects of the reduced deductibility of the postretirement prescription drug coverage in the period the PPACA was enacted. On March 30, 2010, a companion bill, the Reconciliation Act, was signed into law. The Reconciliation Act reduces the effect of the PPACA on affected employers by deferring for two years (until years ending after December 31, 2012) the reduced deductibility of the postretirement prescription drug coverage. Accounting for income taxes requires that the effect of adjusting the deferred tax asset for the elimination of this deduction be included in income from continuing operations. However, entities that have a full valuation allowance for this deferred tax asset would recognize a related decrease in the valuation allowance. As the Company has a full valuation allowance against its related deferred tax asset, this change in tax law regarding the Medicare Part D subsidy will not have an effect on the Company’s income from continuing operations. In 2010, the effect of this change in tax law was a reduction of $7.2 million of the Company’s deferred tax assets with a corresponding decrease in its valuation allowance. In addition, this change in the tax deduction did not affect the pre-tax expense or corresponding liability for postretirement prescription drug benefits.

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

	September 30,	September 30,	September 30,
	Loss From Continuing Operations	Other Comprehensive Income	Total Comprehensive Income
	(In thousands)
Pre-allocation	$(46,224)	$114,300	$68,076
Tax allocation	17,062	$(17,062)	—

As presented	$(29,162)	$97,238	$68,076

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$78,103	$74,061
State net operating loss carryforwards	25,209	24,627
Alternative minimum tax credit carryforwards	6,847	7,009
Charitable contribution carryforwards	156	169
Indian Coal Tax Credit carryforwards	25,675	25,552
Accruals for the following:
Workers’ compensation	4,450	4,013
Postretirement medical benefit and pension obligations	101,864	80,116
Incentive plans	1,565	1,843
Asset retirement obligations	70,298	68,561
Deferred revenues	26,053	29,430
Gain on sale of partnership interest	3,165	6,402
Other accruals	7,292	5,618

Total gross deferred assets	350,677	327,401
Less valuation allowance	(274,681)	(247,086)

Net deferred tax assets	75,996	80,315

Deferred tax liabilities:
Property, plant and equipment, differences due to depreciation and amortization	(74,419)	(76,656)
Change in accounting method	(177)	(354)
Other	(1,400)	(847)

Total gross deferred tax liabilities	(75,996)	(77,857)

Net deferred tax asset	$—	$2,458

As of December 31, 2011, the Company had significant deferred tax assets. The deferred tax assets include federal and state regular net operating losses, or NOLs, alternative minimum tax, or AMT, credit carryforwards, Indian Coal Tax Credit, or ICTC, carryforwards, charitable contribution carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income.

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

The Company has recorded a full valuation allowance for all of its state net operating losses since it believes they will not be realized.

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

As of December 31, 2011, the Company has available Federal net operating loss carryforwards to reduce future regular taxable income, which expire as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

September 30,
Expiration Date	Regular Tax
(In thousands)
2012	449
2018	28
2019	88,429
2020	32
2021	20
after 2022	141,535

Total	$230,493

As of December 31, 2011, the Company has an estimated $25.7 million in ICTC carryforwards available to offset the Company’s regular tax and AMT liabilities. As of December 31, 2011, the Company also has an estimated $549.4 million in State net operating loss carryforwards to reduce future taxable income. A portion of our deferred tax assets include NOL benefits that if realized would result in an increase to Other paid-in capital.

For the year ended December 31, 2011, Westmoreland recorded a long-term liability related to uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
	(In thousands)
Balance of unrecognized tax benefits at beginning of year	$2,879	$2,861
Additions for tax positions related to current year	40	18
Settlements	(2,919)	—

Balance of unrecognized tax benefits at end of year	$—	$2,879

As of December 31, 2011, the Company did not have any accrued interest and penalties included in the long-term tax liability, of which less than $0.1 million was recognized in 2011.

The Company files tax returns in the U.S. federal jurisdiction and in various U.S. state jurisdictions, and is subject to examination by taxing authorities in all of these jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by various U.S. state taxing authorities. The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s financial position, results of operations or liquidity. It is reasonably possible that the amount of unrecognized tax benefits related to certain of the Company’s tax positions will increase or decrease in the next twelve months as audits or reviews are initiated and settled. At this time, an estimate of the range of a reasonably possible change cannot be made. With few exceptions, the Company is not subject to income tax examinations by U.S. federal or state jurisdictions for fiscal years prior to 2008.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

14. COMMITMENTS AND CONTINGENCIES

Supply Agreements

Westmoreland Partners, which owns ROVA, has two coal supply agreements with TECO Coal Corporation, or TECO. If Westmoreland Partners continues to purchase coal under these contracts at the current volume and pricing, then Westmoreland Partners would be obligated to pay TECO $28.9 million in each of the years of 2012 and 2013, $17.3 million for 2014 and $2.8 million for 2015.

Leases

The following shows the gross value and accumulated amortization of property, plant and equipment and mine development assets under capital leases related primarily to the leasing of mining equipment:

	September 30,	September 30,
	2011	2010
	(In millions)
Gross value	$38.0	$37.5
Accumulated amortization	15.4	11.0

Future minimum capital and operating lease payments as of December 31, 2011, are as follows:

	September 30,	September 30,
	Year Ended December 31, 2011
	Capital Leases	Operating Leases
	(In thousands)
2012	$8,496	$4,745
2013	7,163	3,240
2014	5,192	2,354
2015	912	1,819
2016	105	936
Thereafter	—	247

Total minimum lease payments	$21,868	$13,341

Less imputed interest	(2,339)

Present value of minimum capital lease payments	$19,529

Rental expense under operating leases during the years ended December 31, 2011, 2010 and 2009 totaled $7.7 million, $6.0 million and $6.7 million, respectively.

The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $38.8 million, $41.3 million and $29.7 million in the years ended December 31, 2011, 2010 and 2009, respectively.

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

15. BUSINESS SEGMENT INFORMATION

Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization, reporting of revenue, and operating income.

The Company’s operations are classified into four reporting segments: coal, power, heritage and corporate. The coal reporting segment includes the aggregated operations of coal mines located in Montana, North Dakota and Texas. The power segment includes its ROVA operations located in North Carolina. The heritage segment costs primarily include benefits the Company provides to former mining operation employees as well as other administrative costs associated with providing those benefits and cost containment efforts. The corporate segment primarily consists of corporate administrative expenses.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Summarized financial information by segment is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
December 31, 2011
Revenues	$414,928	$86,785	$—	$—	$501,713
Operating income (loss)	27,453	12,119	(19,675)	(9,271)	10,626
Depreciation, depletion, and amortization	35,112	10,176	—	306	45,594
Total assets	510,507	194,730	13,769	40,166	759,172
Capital expenditures	24,678	2,119	—	797	27,594
December 31, 2010
Revenues	$418,058	$87,999	$—	$—	$506,057
Operating income (loss)	32,922	11,721	(15,968)	(8,154)	20,521
Depreciation, depletion, and amortization	34,168	10,131	—	391	44,690
Total assets	520,722	207,643	12,283	9,658	750,306
Capital expenditures	20,056	2,207	—	551	22,814
December 31, 2009
Revenues	$361,206	$82,162	$—	$—	$443,368
Operating income (loss)	476	7,672	(31,770)	(8,152)	(31,774)
Depreciation, depletion, and amortization	34,072	9,764	—	418	44,254
Total assets	537,924	216,685	4,634	13,485	772,728
Capital expenditures	30,078	4,251	—	217	34,546

A reconciliation of segment income (loss) from operations to loss before income taxes follows:

	September 30,	September 30,	September 30,
	Year Ended
	2011	2010	2009
	(In thousands)
Income (loss) from operations	$10,626	$20,521	$(31,774)
Loss on extinguishment of debt	(17,030)	—	—
Interest expense	(29,769)	(22,992)	(23,733)
Interest income	1,444	1,747	3,218
Other income (loss)	(2,572)	(2,587)	5,991

Loss before income taxes	$(37,301)	$(3,311)	$(46,298)

The Company derives its revenues from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
	(In thousands)
Customer A – coal	$120,243	$119,633	$79,502
Customer B – power	85,639	86,926	81,037
Customer C – coal	81,353	80,493	85,334
Customer D – coal	65,224	64,968	51,187
Customer E – coal (1)	52,835	47,286	49,670

Percentage of total revenue	81%	79%	78%

(1)	The revenue from Customer E did not exceed 10% in 2010.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands; except per share data)
2011:
Revenues	$127,764	$112,140	$132,449	$129,360
Operating income (loss)	7,440	(1,000)	8,571	(4,385)
Net income (loss) applicable to common shareholders	(17,951)	(7,747)	2,389	(11,151)
Basic income (loss) per common share	$(1.45)	$(0.59)	$0.18	$(0.81)

2010:
Revenues	$126,439	$127,632	$124,080	$127,906
Operating income	5,314	1,333	7,839	6,035
Net income (loss) applicable to common shareholders	(3,195)	919	2,513	(2,122)
Basic income (loss) per common share	$(0.30)	$0.09	$0.23	$(0.19)

17. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

Pursuant to the indenture governing the Parent Notes, certain wholly owned subsidiaries of the Company have fully and unconditionally guaranteed the notes on a joint and several basis. The following tables present unaudited consolidating financial information for (i) the issuer of the notes (Westmoreland Coal Company), (ii) the co-issuer of the notes (Westmoreland Partners), (iii) the guarantors under the notes, and (iv) the entities that are not guarantors under the notes:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING BALANCE SHEETS

December 31, 2011

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Assets	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$26,141	$6	$143	$4,493	$—	$30,783
Receivables:
Trade	—	12,651	68	33,516	—	46,235
Contractual third-party reclamation receivables	—	—	56	11,203	—	11,259
Intercompany receivable/payable	(20,756)	—	9,657	(22,308)	33,407	—
Other	224	216	9,256	2,212	(8,415)	3,493

	(20,532)	12,867	19,037	24,623	24,992	60,987
Inventories	—	3,756	4,490	17,450	—	25,696
Other current assets	668	179	1,000	3,140	—	4,987

Total current assets	6,277	16,808	24,670	49,706	24,992	122,453

Property, plant and equipment:
Land and mineral rights	—	1,156	18,306	64,876	—	84,338
Capitalized asset retirement cost	—	239	11,088	102,536	—	113,863
Plant and equipment	3,249	217,846	117,836	188,196	—	527,127

	3,249	219,241	147,230	355,608	—	725,328
Less accumulated depreciation, depletion and amortization	(2,140)	(51,864)	(88,762)	(185,830)	—	(328,596)

Net property, plant and equipment	1,109	167,377	58,468	169,778	—	396,732
Advanced coal royalties	—	—	—	2,552	—	2,552
Reclamation deposits	—	—	—	71,939	—	71,939
Restricted investments and bond collateral	13,532	5,983	13,592	25,198	—	58,305
Contractual third-party reclamation receivables	—	—	169	87,505	—	87,674
Intangible assets	—	4,563	—	316	—	4,879
Investment in subsidiaries	161,371	—	(792)	3,770	(164,349)	—
Other assets	11,085	—	1,078	2,475	—	14,638

Total assets	$193,374	$194,731	$97,185	$413,239	$(139,357)	$759,172

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING BALANCE SHEETS

December 31, 2011

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Liabilities and Shareholders’ Deficit	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current liabilities
Current installments of long-term debt	$1,125	$—	$2,409	$19,208	$(1,947)	$20,795
Accounts payable and accrued expenses:
Trade	4,286	8,183	4,069	35,377	(6,589)	45,326
Production taxes	—	3	980	24,622	—	25,605
Workers’ compensation	911	—	—	—	—	911
Postretirement medical benefits	11,796	—	—	1,383	—	13,179
SERP	391	—	—	—	—	391
Deferred revenue	—	8,800	—	1,052	—	9,852
Asset retirement obligations	—	—	1,384	18,381	—	19,765
Other current liabilities	6,752	259	1,276	44	(33)	8,298

Total current liabilities	25,261	17,245	10,118	100,067	(8,569)	144,122

Long-term debt, less current installments	143,991	—	3,152	114,331	—	261,474
Workers’ compensation, less current portion	10,715	—	—	—	—	10,715
Excess of pneumoconiosis benefit obligation over trust assets	6,565	—	—	—	—	6,565
Postretirement medical benefits, less current portion	207,650	—	—	37,812	—	245,462
Pension and SERP obligations, less current portion	25,555	245	—	3,191	—	28,991
Deferred revenue, less current portion	—	58,539	—	7,295	—	65,834
Asset retirement obligations, less current portion	—	770	23,373	203,570	—	227,713
Intangible liabilities	—	7,644	—	—	—	7,644
Other liabilities	976	—	7,901	1,633	—	10,510
Intercompany receivable/payable	22,519	—	(10)	29,202	(51,711)	—

Total liabilities	443,232	84,443	44,534	497,101	(60,280)	1,009,030

Shareholders’ deficit
Preferred stock	160	—	—	—	—	160
Common stock	34,527	5	110	132	(247)	34,527
Other paid-in capital	126,288	52,775	16,373	59,893	(129,041)	126,288
Accumulated other comprehensive loss	(121,455)	(343)	15	(23,168)	23,496	(121,455)
Accumulated earnings (deficit)	(281,141)	57,851	36,153	(120,719)	26,715	(281,141)

Total Westmoreland Coal Company shareholders’ deficit	(241,621)	110,288	52,651	(83,862)	(79,077)	(241,621)
Noncontrolling interest	(8,237)	—	—	—	—	(8,237)

Total equity (deficit)	(249,858)	110,288	52,651	(83,862)	(79,077)	(249,858)

Total liabilities and shareholders’ deficit	$193,374	$194,731	$97,185	$413,239	$(139,357)	$759,172

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING BALANCE SHEETS

December 31, 2010

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Assets	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$271	$880	$—	$4,624	$—	$5,775
Receivables:
Trade	—	14,148	65	36,365	—	50,578
Contractual third-party reclamation receivables	—	—	135	7,608	—	7,743
Intercompany receivable/payable	—	—	10,193	(21,544)	11,351	—
Other	66	198	4,917	1,530	(2,166)	4,545

	66	14,346	15,310	23,959	9,185	62,866
Inventories	—	1,935	4,624	17,012	—	23,571
Other current assets	796	224	469	3,944	(98)	5,335

Total current assets	1,133	17,385	20,403	49,539	9,087	97,547

Property, plant and equipment:
Land and mineral rights	—	1,156	17,806	64,862	—	83,824
Capitalized asset retirement cost	—	239	20,463	94,154	—	114,856
Plant and equipment	2,611	215,851	117,360	170,839	—	506,661

	2,611	217,246	155,629	329,855	—	705,341
Less accumulated depreciation, depletion and amortization	(1,987)	(42,156)	(82,239)	(162,004)	—	(288,386)

Net property, plant and equipment	624	175,090	73,390	167,851	—	416,955
Advanced coal royalties	—	—	998	2,697	—	3,695
Reclamation deposits	—	—	—	72,274	—	72,274
Restricted investments and bond collateral	11,816	8,563	10,956	24,049	—	55,384
Contractual third-party reclamation receivables	—	—	390	87,349	—	87,739
Deferred income taxes	—	—	—	—	2,458	2,458
Intangible assets	—	6,203	—	352	—	6,555
Investment in subsidiaries	115,612	—	(717)	3,770	(118,665)	—
Other assets	2,060	401	1,683	3,555	—	7,699

Total assets	$131,245	$207,642	$107,103	$411,436	$(107,120)	$750,306

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING BALANCE SHEETS

December 31, 2010

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Liabilities and Shareholders’ Deficit	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current liabilities
Current installments of long-term debt	$—	$—	$2,255	$12,718	$—	$14,973
Accounts payable and accrued expenses:
Trade	5,187	8,549	3,283	31,709	(2,481)	46,247
Production taxes	—	2	1,084	25,231	—	26,317
Workers’ compensation	954	—	—	—	—	954
Postretirement medical benefits	12,198	—	—	1,383	—	13,581
SERP	304	—	—	—	—	304
Deferred revenue	—	8,805	349	1,055	—	10,209
Asset retirement obligations	—	—	3,371	11,143	—	14,514
Other current liabilities	249	782	3,138	2,164	(92)	6,241

Total current liabilities	18,892	18,138	13,480	85,403	(2,573)	133,340

Long-term debt, less current installments	13,671	46,648	15,166	133,246	—	208,731
Revolving lines of credit	—	—	16,900	1,500	—	18,400
Workers’ compensation, less current portion	9,424	—	—	—	—	9,424
Excess of pneumoconiosis benefit obligation over trust assets	2,246	—	—	—	—	2,246
Postretirement medical benefits, less current portion	169,677	—	—	27,602	—	197,279
Pension and SERP obligations, less current portion	16,105	154	—	4,203	—	20,462
Deferred revenue, less current portion	—	67,308	—	8,087	—	75,395
Asset retirement obligations, less current portion	—	715	28,967	197,447	—	227,129
Intangible liabilities	—	8,663	—	—	—	8,663
Other liabilities	4,153	—	3,149	1,409	2,881	11,592
Intercompany receivable/payable	59,432	—	(19,590)	26,424	(66,266)	—

Total liabilities	293,600	141,626	58,072	485,321	(65,958)	912,661

Shareholders’ deficit
Preferred stock	160	—	—	—	—	160
Common stock	27,901	5	110	132	(247)	27,901
Other paid-in capital	98,466	30	16,036	53,264	(69,330)	98,466
Accumulated other comprehensive loss	(57,680)	(203)	120	(14,353)	14,436	(57,680)
Accumulated earnings (deficit)	(226,740)	66,184	32,765	(112,928)	13,979	(226,740)

Total Westmoreland Coal Company shareholders’ deficit	(157,893)	66,016	49,031	(73,885)	(41,162)	(157,893)
Noncontrolling interest	(4,462)	—	—	—	—	(4,462)

Total equity (deficit)	(162,355)	66,016	49,031	(73,885)	(41,162)	(162,355)

Total liabilities and shareholders’ deficit	$131,245	$207,642	$107,103	$411,436	$(107,120)	$750,306

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2011

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$86,785	$58,544	$411,908	$(55,524)	$501,713

Costs and expenses:
Cost of sales	—	60,243	49,439	338,629	(55,524)	392,787
Depreciation, depletion and amortization	306	10,175	7,936	27,177	—	45,594
Selling and administrative	10,616	4,059	4,566	21,508	(473)	40,276
Heritage health benefit expenses	17,754	—	—	821	—	18,575
Loss on sales of assets	3	189	59	389	—	640
Other operating income (loss)	—	—	(7,258)	—	473	(6,785)

	28,679	74,666	54,742	388,524	(55,524)	491,087

Operating income (loss)	(28,679)	12,119	3,802	23,384	—	10,626
Other income (expense):
Interest expense	(16,365)	(469)	(657)	(12,370)	92	(29,769)
Loss on extinguishment of debt	(7,873)	(9,073)	(84)	—	—	(17,030)
Interest income	266	14	206	1,050	(92)	1,444
Other income (loss)	(3,014)	—	170	272	—	(2,572)

	(26,986)	(9,528)	(365)	(11,048)	—	(47,927)

Income (loss) before income taxes and income of consolidated subsidiaries	(55,665)	2,591	3,437	12,336	—	(37,301)
Equity in income of subsidiaries	18,508	—	—	—	(18,508)	—

Loss before income taxes	(37,157)	2,591	3,437	12,336	(18,508)	(37,301)
Income tax expense (benefit)	(282)	(2,498)	(26)	7,263	(4,883)	(426)

Net income (loss)	(36,875)	5,089	3,463	5,073	(13,625)	(36,875)
Less net loss attributable to noncontrolling interest	(3,775)	—	—	—	—	(3,775)

Net income (loss) attributable to the Parent company	$(33,100)	$5,089	$3,463	$5,073	$(13,625)	$(33,100)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2010

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$87,999	$52,201	$416,410	$(50,553)	$506,057

Costs and expenses:
Cost of sales	—	61,739	44,943	338,698	(50,553)	394,827
Depreciation, depletion and amortization	391	10,131	7,897	26,271	—	44,690
Selling and administrative	9,292	4,287	4,140	21,905	(143)	39,481
Heritage health benefit expenses	13,732	—	—	689	—	14,421
Gain (loss) on sales of assets	—	122	(5)	109	—	226
Other operating income	—	—	(8,109)	—	—	(8,109)

	23,415	76,279	48,866	387,672	(50,696)	485,536

Operating income (loss)	(23,415)	11,720	3,335	28,738	143	20,521
Other income (expense):
Interest expense	(3,195)	(4,659)	(2,534)	(12,723)	119	(22,992)
Interest income	246	36	141	1,448	(124)	1,747
Other income (loss)	(3,389)	30	48	724	—	(2,587)

	(6,338)	(4,593)	(2,345)	(10,551)	(5)	(23,832)

Income (loss) before income taxes and income of consolidated subsidiaries	(29,753)	7,127	990	18,187	138	(3,311)
Equity in income of subsidiaries	26,268	—	—	—	(26,268)	—

Income (loss) before income taxes	(3,485)	7,127	990	18,187	(26,130)	(3,311)
Income tax expense (benefit)	(315)	368	21	3,945	(4,160)	(141)

Net income (loss)	(3,170)	6,759	969	14,242	(21,970)	(3,170)
Less net loss attributable to noncontrolling interest	(2,645)	—	—	—	—	(2,645)

Net income (loss) attributable to the Parent company	$(525)	$6,759	$969	$14,242	$(21,970)	$(525)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2009

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$82,162	$52,643	$360,117	$(51,554)	$443,368

Costs and expenses:
Cost of sales	—	60,504	46,966	317,154	(51,554)	373,070
Depreciation, depletion and amortization	418	9,764	8,265	25,807	—	44,254
Selling and administrative	11,585	4,231	4,682	20,114	—	40,612
Heritage health benefit expenses	26,813	—	—	1,261	—	28,074
Gain (loss) on sales of assets	—	12	78	101	—	191
Other operating income	—	—	(11,059)	—	—	(11,059)

	38,816	74,511	48,932	364,437	(51,554)	475,142

Operating income (loss)	(38,816)	7,651	3,711	(4,320)	—	(31,774)
Other income (expense):
Interest expense	(2,618)	(5,946)	(2,195)	(12,977)	3	(23,733)
Interest income	376	120	446	2,344	(68)	3,218
Other income (loss)	5,691	448	28	(176)	—	5,991

	3,449	(5,378)	(1,721)	(10,809)	(65)	(14,524)

Loss before income taxes and income of consolidated subsidiaries	(35,367)	2,273	1,990	(15,129)	(65)	(46,298)
Equity in income of subsidiaries	(10,869)	—	—	—	10,869	—

Loss before income taxes	(46,236)	2,273	1,990	(15,129)	10,804	(46,298)
Income tax expense (benefit)	(17,074)	3,812	106	(4,224)	244	(17,136)

Net income (loss)	(29,162)	(1,539)	1,884	(10,905)	10,560	(29,162)
Less net loss attributable to noncontrolling interest	(1,817)	—	—	—	—	(1,817)

Net loss attributable to the Parent company	$(27,345)	$(1,539)	$1,884	$(10,905)	$10,560	$(27,345)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2011

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(36,875)	$5,089	$3,463	$5,073	$(13,625)	$(36,875)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	18,508	—	—	—	(18,508)	—
Gain on derivative instruments	3,079	—	—	—	—	3,079
Depreciation, depletion, and amortization	306	10,175	7,936	27,177	—	45,594
Accretion of asset retirement obligation and receivable	—	55	3,034	7,789	—	10,878
Amortization of intangible assets and liabilities, net	—	621	—	36	—	657
Share-based compensation	1,671	32	249	2,769	—	4,721
Loss on sale of assets	3	189	59	389	—	640
Amortization of deferred financing costs	1,485	(21)	383	668	—	2,515
Gain on investments	—	—	(75)	(75)	—	(150)
Loss on extinguishment of debt	7,873	9,073	84	—	—	17,030
Changes in operating assets and liabilities:
Receivables, net	(158)	1,479	(4,343)	2,263	6,250	5,491
Inventories	—	(1,820)	134	(439)	—	(2,125)
Excess of pneumoconiosis benefit obligation over trust assets	4,319	—	—	—	—	4,319
Accounts payable and accrued expenses	5,849	(1,063)	378	3,103	(4,139)	4,128
Deferred revenue	—	(8,774)	(349)	(795)	—	(9,918)
Accrual for workers’ compensation	1,248	—	—	—	—	1,248
Asset retirement obligations	—	—	(875)	(5,635)	—	(6,510)
Accrual for postretirement medical benefits	(2,878)	—	—	1,235	—	(1,643)
Pension and SERP obligations	(4,320)	(50)	—	3,092	—	(1,278)
Other assets and liabilities	444	(529)	3,839	(392)	(428)	2,934

Net cash provided by (used in) operating activities	554	14,456	13,917	46,258	(30,450)	44,735

Cash flows from investing activities:
Distributions received from subsidiaries	23,400	—	—	—	(23,400)	—
Additions to property, plant and equipment	(797)	(2,119)	(2,569)	(22,109)	—	(27,594)
Change in restricted investments and bond collateral and reclamation deposits	(1,714)	2,581	(3,738)	(3,115)	—	(5,986)
Cash payments related to acquisitions and other	(4,000)	—	—	—	—	(4,000)
Net proceeds from sales of assets	—	—	250	437	—	687
Proceeds from the sale of investments	—	—	1,075	2,275	—	3,350
Receivable from customer for property and equipment purchases	—	—	—	(96)	—	(96)

Net cash provided by (used in) investing activities	16,889	462	(4,982)	(22,608)	(23,400)	(33,639)

Cash flows from financing activities:
Change in book overdrafts	(146)	259	(694)	(143)	—	(724)
Borrowings from long-term debt	142,500	—	—	—	—	142,500
Repayments of long-term debt	(2,532)	(46,220)	(11,982)	(12,832)	—	(73,566)
Borrowings on revolving lines of credit	—	1,500	12,200	73,500	—	87,200
Repayments on revolving lines of credit	—	(1,500)	(29,100)	(75,000)	—	(105,600)
Debt issuance costs and other refinancing costs	(6,042)	(9,077)	100	—	—	(15,019)
Exercise of stock options	422	—	—	—	—	422
Dividends/distributions	(21,301)	(10,700)	—	(12,700)	23,400	(21,301)
Transactions with Parent/affiliates	(104,474)	49,946	20,684	3,394	30,450	—

Net cash provided by (used in) financing activities	8,427	(15,792)	(8,792)	(23,781)	53,850	13,912

Net increase (decrease) in cash and cash equivalents	25,870	(874)	143	(131)	—	25,008
Cash and cash equivalents, beginning of year	271	880	—	4,624	—	5,775

Cash and cash equivalents, end of year	$26,141	$6	$143	$4,493	$—	$30,783

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2010

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(3,170)	$6,759	$969	$14,242	$(21,970)	$(3,170)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	(26,268)	—	—	—	26,268	—
Gain (loss) on derivative instruments	3,486	(30)	—	—	—	3,456
Depreciation, depletion, and amortization	391	10,131	7,897	26,271	—	44,690
Accretion of asset retirement obligation and receivable	—	51	3,007	8,482	—	11,540
Amortization of intangible assets and liabilities, net	—	621	—	(31)	—	590
Share-based compensation	4,049	—	—	—	—	4,049
Loss (gain) on sale of assets	—	122	(5)	109	—	226
Amortization of deferred financing costs	1,489	(308)	450	673	—	2,304
Non-cash interest expense	1,236	—	—	—	—	1,236
Gain on investments securities	(97)	—	—	(507)	—	(604)
Changes in operating assets and liabilities:
Receivables, net	358	(609)	(2,266)	(3,367)	1,156	(4,728)
Inventories	—	635	(208)	1,873	—	2,300
Excess of pneumoconiosis benefit obligation over trust assets	1,460	—	—	—	—	1,460
Accounts payable and accrued expenses	2,333	884	(863)	8,189	(1,502)	9,041
Deferred revenue	—	(6,010)	(375)	(1,014)	—	(7,399)
Accrual for workers’ compensation	(841)	—	—	—	—	(841)
Asset retirement obligations	—	—	(1,769)	(6,014)	—	(7,783)
Accrual for postretirement medical benefits	(2,813)	—	—	(19)	—	(2,832)
Pension and SERP obligations	(6,828)	—	93	2,833	—	(3,902)
Other assets and liabilities	(923)	(211)	898	(3,986)	(58)	(4,280)

Net cash provided by (used in) operating activities	(26,138)	12,035	7,828	47,734	3,894	45,353

Cash flows from investing activities:
Distributions received from subsidiaries	31,300	—	—	—	(31,300)	—
Additions to property, plant and equipment	(550)	(2,207)	(4,275)	(15,782)	—	(22,814)
Change in restricted investments and bond collateral and reclamation deposits	(1,714)	142	(1,716)	(5,257)	—	(8,545)
Net proceeds from sales of assets	—	1	66	645	—	712
Proceeds from the sale of investments	156	—	—	2,151	—	2,307
Receivable from customer for property and equipment purchases	—	—	—	(840)	—	(840)

Net cash provided by (used in) investing activities	29,192	(2,064)	(5,925)	(19,083)	(31,300)	(29,180)

Cash flows from financing activities:
Change in book overdrafts	(111)	—	57	(541)	—	(595)
Repayments of long-term debt	—	(9,355)	(4,440)	(6,610)	—	(20,405)
Borrowings on revolving lines of credit	—	7,300	91,500	72,100	—	170,900
Repayments on revolving lines of credit	—	(7,300)	(91,000)	(70,600)	—	(168,900)
Debt issuance costs and other refinancing costs	(1,718)	—	(207)	—	—	(1,925)
Exercise of stock options	8	—	—	—	—	8
Dividends/distributions	—	—	—	(31,300)	31,300	—
Transactions with Parent/affiliates	(1,717)	126	2,187	3,298	(3,894)	—

Net cash provided by (used in) financing activities	(3,538)	(9,229)	(1,903)	(33,653)	27,406	(20,917)

Net increase (decrease) in cash and cash equivalents	(484)	742	—	(5,002)	—	(4,744)
Cash and cash equivalents, beginning of year	755	138	—	9,626	—	10,519

Cash and cash equivalents, end of year	$271	$880	$—	$4,624	$—	$5,775

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2009

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(29,162)	$(1,539)	$1,884	$(10,905)	$10,560	$(29,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of subsidiaries	10,869	—	—	—	(10,869)	—
Gain on derivative instruments	(5,674)	(448)	—	—	—	(6,122)
Depreciation, depletion, and amortization	418	9,764	8,265	25,807	—	44,254
Accretion of asset retirement obligation and receivable	—	34	1,291	8,649	—	9,974
Amortization of intangible assets and liabilities, net	—	621	—	(342)	—	279
Non-cash tax benefits	(17,062)	—	—	—	—	(17,062)
Share-based compensation	2,552	—	—	—	—	2,552
Loss (gain) on sale of assets	—	12	78	101	—	191
Amortization of deferred financing costs	1,143	(313)	572	573	—	1,975
Non-cash interest expense	1,470	—	—	—	—	1,470
Gain (loss) on investments securities	(11)	—	—	423	—	412
Changes in operating assets and liabilities:
Receivables, net	102	8,341	661	7,910	(1,511)	15,503
Inventories	—	(730)	(617)	130	—	(1,217)
Excess of pneumoconiosis benefit obligation over trust assets	3,025	—	—	—	—	3,025
Accounts payable and accrued expenses	(123)	(61)	(3,990)	(9,577)	(51)	(13,802)
Deferred revenue	—	11,216	(139)	(591)	—	10,486
Accrual for workers’ compensation	(1,619)	—	—	—	—	(1,619)
Asset retirement obligations	—	—	(307)	(1,912)	—	(2,219)
Accrual for postretirement medical benefits	(3,362)	—	—	11,124	—	7,762
Pension and SERP obligations	2,682	—	—	491	—	3,173
Other assets and liabilities	(1,220)	(2,427)	(2,307)	5,879	(330)	(405)

Net cash provided by (used in) operating activities	(35,972)	24,470	5,391	37,760	(2,201)	29,448

Cash flows from investing activities:
Distributions received from subsidiaries	26,399	—	—	—	(26,399)	—
Additions to property, plant and equipment	(218)	(4,251)	(3,919)	(26,158)	—	(34,546)
Change in restricted investments and bond collateral and reclamation deposits	(2,239)	2,266	(1,399)	(3,229)	—	(4,601)
Net proceeds from sales of assets	—	—	105	832	—	937
Proceeds from the sale of investments	415	—	—	381	—	796
Receivable from customer for property and equipment purchases	—	—	—	(1,183)	—	(1,183)

Net cash provided by (used in) investing activities	24,357	(1,985)	(5,213)	(29,357)	(26,399)	(38,597)

Cash flows from financing activities:
Change in book overdrafts	(291)	—	244	643	—	596
Borrowings from long-term debt	—	—	7,764	798	—	8,562
Repayments of long-term debt	—	(25,845)	(3,719)	(5,711)	—	(35,275)
Borrowings on revolving lines of credit	—	—	79,116	15,000	—	94,116
Repayments on revolving lines of credit	—	—	(73,016)	(15,000)	—	(88,016)
Debt issuance costs	—	—	(256)	—	—	(256)
Dividends/distributions	—	(7,706)	—	(18,693)	26,399	—
Transactions with Parent/affiliates	11,705	5,540	(10,311)	(9,135)	2,201	—

Net cash provided by (used in) financing activities	11,414	(28,011)	(178)	(32,098)	28,600	(20,273)

Net increase (decrease) in cash and cash equivalents	(201)	(5,526)	—	(23,695)	—	(29,422)
Cash and cash equivalents, beginning of year	956	5,664	—	33,321	—	39,941

Cash and cash equivalents, end of year	$755	$138	$—	$9,626	$—	$10,519

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

18. SUBESQUENT EVENT

On January 31, 2012, the Company, through a wholly owned subsidiary, Westmoreland Kemmerer, Inc., or WKI, entered into a Purchase and Sale Agreement with Chevron Mining Inc., or Chevron, pursuant to which it agreed to purchase from Chevron the Kemmerer Mine, including associated processing and shipping facilities and other related real and personal property assets located in the Hams Fork Region of southwestern Wyoming near the town of Kemmerer, Wyoming. This acquisition will be accounted for under the acquisition method of accounting, which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The Company paid cash consideration of $76.5 million and assumed estimated liabilities of approximately $100 million in connection with the acquisition. The liabilities primarily relate to pension and postretirement benefits and asset retirement obligations. The Company has not completed its estimate of the allocation of the purchase price, and its estimates of fair values of assumed liabilities may change, and those changes may be material. Pro forma information is not disclosed because WKI’s financial statements are not yet complete and neither is the Company’s acquisition accounting. In 2011, the Company paid $0.5 million in acquisition-related costs and recorded these expenses as Selling and Administrative. The Company expects to record $0.5 million of acquisition costs in the first quarter of 2012.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations, or COSO, Internal Control — Integrated Framework. Based upon management’s evaluation, the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2011.

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

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Westmoreland Coal Company

We have audited Westmoreland Coal Company and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westmoreland Coal Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(a)). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Westmoreland Coal Company and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westmoreland Coal Company and subsidiaries’ as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2011, our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado

March 13, 2012

(d) Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, management conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as December 31, 2011 in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 will be included under the headings Directors, Executive Officer, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 22, 2012, and such required information is incorporated herein by reference.

ITEM 11—EXECUTIVE COMPENSATION.

The information required by Item 11 will be included under the headings Corporate Governance, Director Compensation for 2011, Compensation Discussion and Analysis and Executive Compensation for 2011 in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 22, 2012, and such required information is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 will be included under the headings Beneficial Ownership of Securities and Equity Compensation Plan Information in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 22, 2012, and such required information is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will be included under the headings Certain Transactions and Corporate Governance in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 22, 2012, and such required information is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 will be included under the heading Auditors in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 22, 2012, and such required information is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: March 13, 2012	/s/ Keith E. Alessi
Name: Keith E. Alessi
Title: Chief Executive Officer and President (A Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer, President
/s/ Keith E. Alessi	(Principal Executive Officer), and Director	March 13, 2012
Keith E. Alessi
Chief Financial Officer and Treasurer
/s/ Kevin A. Paprzycki	(Principal Financial Officer)	March 13, 2012
Kevin A. Paprzycki

/s/ Russell H. Werner	Controller (Principal Accounting Officer)	March 13, 2012
Russell H. Werner

/s/ Michael R. D’Appolonia	Director	March 13, 2012
Michael R. D’Appolonia

/s/ Thomas J. Coffey	Director	March 13, 2012
Thomas J. Coffey

/s/ Gail E. Hamilton	Director	March 13, 2012
Gail E. Hamilton

/s/ Richard M. Klingaman	Director	March 13, 2012
Richard M. Klingaman

/s/ Jan B. Packwood	Director	March 13, 2012
Jan B. Packwood

/s/ Robert C. Scharp	Director	March 13, 2012
Robert C. Scharp

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Westmoreland Resources, Inc.

We have audited the accompanying consolidated balance sheets of Westmoreland Resources, Inc. and subsidiary (the Company) (a wholly owned subsidiary of Westmoreland Coal Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westmoreland Resources, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado

March 13, 2012

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Consolidated Balance Sheets

December 31, 2011 and 2010

(In thousands)

	September 30,	September 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$224	$583
Accounts receivable
Trade	5,314	3,712
Other	2,667	2,435

	7,981	6,147
Inventories	4,490	4,320
Other current assets	1,055	603

Total current assets	13,750	11,653

Property, plant and equipment, at cost:
Land and mineral rights	17,806	17,806
Plant and equipment	117,797	117,321
Asset retirement costs	11,088	20,463

	146,691	155,590
Less accumulated depreciation, depletion and amortization	(88,745)	(82,233)

Net property, plant and equipment	57,946	73,357
Restricted investments and bond collateral	13,592	10,956
Contractual third-party reclamation receivables	169	390
Receivable from related parties	355	—
Advanced coal royalties	—	998
Other assets	1,078	1,683

Total assets	$86,890	$99,037

Liabilities and Shareholder’s Equity
Current liabilities:
Current installments of long-term debt	$2,409	$2,255
Accounts payable	5,653	4,682
Book overdrafts	—	695
Payable to related parties	—	465
Accrued expenses	7,682	7,461
Asset retirement obligations	1,384	3,371
Other current liabilities	1,275	2,214

Total current liabilities	18,403	21,143

Long-term debt, less current installments	3,153	15,166
Revolving line of credit	—	16,900
Asset retirement obligations, less current portion	23,373	28,967
Payable to related party	8,480	—
Other liabilities	7,901	3,149

Total liabilities	61,310	85,325

Shareholder’s equity:
Common stock of $1 par value. Authorized 40,000 shares; issued and outstanding 10,000 shares at December 31, 2011 and December 31, 2010	10	10
Additional paid-in capital	15,797	15,526
Advances from (to) Parent	—	(13,387)
Accumulated other comprehensive income	15	120
Retained earnings	17,995	15,905

Total Westmoreland Resources Inc. shareholder’s equity	33,817	18,174
Noncontrolling interest	(8,237)	(4,462)

Total shareholder’s equity	25,580	13,712

Total liabilities and shareholder’s equity	$86,890	$99,037

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

(In thousands, except per share data)

	September 30,	September 30,	September 30,
	2011	2010	2009
Revenues	$79,831	$74,997	$78,360
Costs and expenses:
Cost of sales	76,714	71,614	74,931
Depreciation, depletion, and amortization	7,925	7,886	8,252
Selling and administrative	3,656	3,437	3,797
Loss on sale of assets	59	19	78
Other operating income	(7,258)	(8,109)	(11,059)

	81,096	74,847	75,999

Operating income (loss)	(1,265)	150	2,361
Other income (expense):
Interest expense	(668)	(2,534)	(2,195)
Loss on extinguishment of debt	(84)	—	—
Interest income	146	21	443
Other	170	48	28

	(436)	(2,465)	(1,724)

Income (loss) before income taxes	(1,701)	(2,315)	637
Income tax expense (benefit)	(16)	21	106

Net income (loss)	(1,685)	(2,336)	531
Less: net loss attributable to noncontrolling interests	(3,775)	(2,645)	(1,817)

Net income attributable to Parent company	$2,090	$309	$2,348

Net income per share applicable to Parent company	$209.00	$30.90	$234.80

Weighted average number of common shares outstanding	10	10	10

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	September 30,	September 30,	September 30,
	2011	2010	2009
Net income (loss)	$(1,685)	$(2,336)	$531

Other comprehensive income (loss):
Unrealized and realized gains and losses on available-for-sale securities	(105)	14	45

Comprehensive income (loss) attributable to Westmoreland Resources Inc.	$(1,790)	$(2,322)	$576

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Consolidated Statements of Shareholder’s Equity

Years Ended December 31, 2009, 2010 and 2011

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common stock	Additional paid-in capital	Advances from (to) Parent	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Shareholder’s Equity
Balance, December 31, 2008	$10	$15,305	$(4,855)	$61	$13,248	$—	$23,769
Adjustment for utilization of tax losses of Westmoreland Coal Company	—	107	—	—	—	—	107
Advances to Parent	—	—	(11,316)	—	—	—	(11,316)
Unrealized gain on available-for-sale securities	—	—	—	45	—	—	45
Net income	—	—	—	—	2,348	(1,817)	531

Balance, December 31, 2009	$10	$15,412	$(16,171)	$106	$15,596	$(1,817)	$13,136
Contribution of Westmoreland Coal Company common stock to pension plan on the Company’s behalf	—	93	—	—	—	—	93
Adjustment for utilization of tax losses of Westmoreland Coal Company	—	21	—	—	—	—	21
Advances from Parent	—	—	2,784	—	—	—	2,784
Unrealized gain on available-for-sale securities	—	—	—	14	—	—	14
Net loss	—	—	—	—	309	(2,645)	(2,336)

Balance, December 31, 2010	$10	$15,526	$(13,387)	$120	$15,905	$(4,462)	$13,712
Common stock issued as compensation	—	183	—	—	—	—	183
Contribution of Westmoreland Coal Company common stock to pension plan on the Company’s behalf	—	104	—	—	—	—	104
Adjustment for utilization of tax losses of Westmoreland Coal Company	—	(16)	—	—	—	—	(16)
Advances from Parent	—	—	13,387	—	—	—	13,387
Unrealized loss on available-for-sale securities	—	—	—	(105)	—	—	(105)
Net loss	—	—	—	—	2,090	(3,775)	(1,685)

Balance, December 31, 2011	$10	$15,797	$—	$15	$17,995	$(8,237)	$25,580

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	September 30,	September 30,	September 30,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,685)	$(2,336)	$531
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	7,925	7,886	8,252
Accretion of asset retirement obligation and receivable	3,034	3,007	1,346
Share-based compensation	183	—	—
Postretirement medical benefit costs allocated by Parent, net of payments	1	1	81
Pension contributions, net of pension costs allocated by Parent	(119)	(175)	(30)
Loss on sale of assets	59	19	78
Loss on extinguishment of debt	84	—	—
Amortization of deferred financing costs	412	450	575
Amortization of intangible assets and liabilities, net	—	(67)	(385)
Utilization of tax losses of Westmoreland Coal Company	(16)	21	107
Change in:
Accounts receivable	(1,834)	(1,007)	1,105
Inventories	(170)	(534)	(507)
Accounts payable	1,117	687	(1,946)
Payable to related parties	400	(1,219)	802
Deferred revenues	—	—	(285)
Asset retirement obligation	(954)	(1,814)	(199)
Other assets and liabilities	3,368	1,941	(2,521)

Net cash provided by operating activities	11,805	6,860	7,004

Cash flows from investing activities:
Additions to property, plant and equipment	(2,069)	(4,240)	(3,920)
Increase in restricted investments and bond collateral	(2,741)	(1,716)	(1,399)
Proceeds from sales of assets	250	41	103

Net cash used in investing activities	(4,560)	(5,915)	(5,216)

Cash flows from financing activities:
Increase in book overdrafts	(695)	77	227
Borrowings from long-term debt	—	—	7,764
Repayments of long-term debt	(11,976)	(4,440)	(3,725)
Borrowings on revolving line of credit	12,200	91,500	79,116
Repayments on revolving line of credit	(29,100)	(91,000)	(73,016)
Deferred financing costs	100	(206)	(256)
Change in payable to related party	8,480	—	—
Advances from (to) Parent	13,387	2,784	(11,316)

Net cash used in financing activities	(7,604)	(1,285)	(1,206)

Net increase (decrease) in cash and cash equivalents	(359)	(340)	582
Cash and cash equivalents, beginning of year	583	923	341

Cash and cash equivalents, end of year	$224	$583	$923

Supplemental disclosures of cash flow information:
Cash paid for interest	$543	$2,238	$1,801

Noncash transactions:
Accrued purchases of property and equipment	$126	$51	$26
Capital leases	117	—	5,604

See accompanying Notes to Consolidated Financial Statements

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies

(a) Nature of Operations

Westmoreland Resources, Inc., or WRI, or the Company, a wholly owned subsidiary of Westmoreland Coal Company, or WCC, or the Parent, owns a surface coal mining operation located in eastern Montana. Coal produced from the Absaloka Mine is sold to electric utilities based in the north central region of the United States. Westmoreland Coal Company owns and operates the Company. All coal reserves are owned by the Crow Tribe of Indians and the mineral rights to the coal reserves are leased by the Company on a long-term basis.

In various transactions in October 2008, the Company formed a limited liability company, Absaloka Coal LLC, which it owns jointly with a newly formed subsidiary, WRI Partners, Inc., to mine and sell coal from the Absaloka Mine. Absaloka Coal LLC subleases the mineral rights from the Company entitling Absaloka Coal LLC to mine up to 40.0 million tons of coal at the Absaloka Mine through 2012. WRI also assigned to Absaloka Coal LLC all of its contracts to sell coal to third parties. The Company sold a 99% interest in Absaloka Coal LLC to a third party but continues to consolidate Absaloka Coal LLC as the Company has effective control over its operations.

The Company’s financial statements reflect substantially all of its costs of doing business. Common expenses incurred by the Parent on behalf of the Company are charged to the Company based on proportional cost allocations. The Company believes the allocations used are reasonable; however, these financial statements may not necessarily be representative of a stand-alone company.

(b) WCC Liquidity

On February 4, 2011 through a private placement offering, WCC issued $150.0 million of Senior Secured Notes due in 2018 together with Westmoreland Partners as co-issuer (hereafter, the Parent Notes). Substantially all of the assets of the Company constitute collateral for the Parent Notes as to which the holders of these notes have a first priority lien. WCC received approximately $135.2 million in proceeds from the Parent Notes offering. WCC used the proceeds to pay the outstanding balance on the Company’s term debt and line of credit. Also, the Company’s line of credit was terminated in February 2011, as result of the Parent Notes offering. On January 31, 2012, WCC closed on an additional $125.0 million of Senior Secured Notes (hereafter, the Add-On Notes) that were issued under the same indenture as the original $150.0 million of Senior Secured Notes issued on February 4, 2011.

Following the Parent Notes and Add-On Notes offerings and WCC’s January 31, 2012 Kemmerer acquisition, WCC expects its primary sources of liquidity to be cash from operations supplemented as necessary with cash currently on hand. As a result of significant increases in operating profits, the benefits of the cash flow from the Kemmerer acquisition and a decrease in its heritage health benefit costs, WCC anticipates that its cash from operations, cash on hand and available borrowing capacity will be sufficient to meet its investing, financing, and working capital requirements for the foreseeable future.

(c) Recent Developments

In November 2011, an explosion and subsequent fire occurred at Unit 3 of Xcel Energy’s Sherburne County Generating Station, which is the Company’s largest customer. Xcel indicated that Unit 3 would be down for an extended period while Xcel investigates the source of the explosion and the extent of the damage. The Company maintains business interruption insurance coverage and submitted a notice of loss to its insurance carriers. While the Company’s insurance carriers have accepted liability under the policy for the business interruption claim, it is currently unable to determine the financial impact of this fire on it due to the uncertainty of when Unit 3 will resume operation.

(d) Consolidation Policy

The Company consolidates any variable interest entity, or VIE, for which the Company is considered the primary beneficiary. The Company provides for noncontrolling interests in consolidated subsidiaries, which the Company’s ownership is less than 100 percent. All intercompany accounts and transactions have been eliminated.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements (Continued)

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

The Company has determined that at December 31, 2011, 2010 and 2009 it was the primary beneficiary in Absaloka Coal LLC, a VIE, in which it holds less than a 50% ownership. As a result, the Company has consolidated this entity within its operations.

(e) Use of Estimates

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

(f) Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximate fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

(g) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Company has determined that no allowance is necessary for accounts receivable as of December 31, 2011 and 2010.

(h) Inventories

Inventories, which include materials and supplies as well as raw coal, are stated at the lower of cost or market. Cost is determined using the average cost method. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs.

(i) Mine Development

At the existing mine, additional pits may be added to increase production capacity in order to meet customer requirements. These expansions may require significant capital to purchase additional equipment, relocate equipment, expand the workforce, build or improve existing haul roads and create the initial pre-production box cut to remove overburden for new pits at the existing operation. If these pits operate in a separate and distinct area of the mine, the costs associated with initially uncovering coal for production are capitalized and amortized over the life of the developed pit consistent with coal industry practices. Once production has begun, mining costs are then expensed as incurred.

Where new pits are routinely developed as part of a contiguous mining sequence, the Company expenses such costs as incurred. The development of a contiguous pit typically reflects the planned progression of an existing pit, thus maintaining production levels from the same mining area utilizing the same employee group and equipment.

(j) Property, Plant, and Equipment

Property, plant and equipment are recorded at cost. Expenditures that extend the useful lives of existing plant and equipment or increase productivity of the assets are capitalized. Maintenance and repair costs that do not extend the useful life or increase productivity of the asset are expensed as incurred. Coal reserves are recorded at cost, or at fair value in the case of acquired businesses.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements (Continued)

Coal reserves, mineral rights and mine development costs are depleted based upon estimated recoverable proven and probable reserves. Plant and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives as follows:

September 30,
Years
Buildings and improvements	15 to 30
Machinery and equipment	3 to 30

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

(k) Restricted Investments and Bond Collateral

The Company has requirements to maintain restricted cash and investments for bonding requirements. Amounts held are recorded as Restricted investments and bond collateral. Funds in the restricted investment and bond collateral accounts are not available to meet the Company’s operating cash needs.

(l) Contractual Third-Party Reclamation Receivables

Certain of the Company’s customers have agreed to reimburse the Company for reclamation expenditures as they are incurred. Amounts that are reimbursable by customers are recorded as Contractual third-party reclamation receivables when the related reclamation obligation is recorded.

(m) Fair Value Measurements

The Company is required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the balance sheet approximates the fair value of these instruments due to the short duration to maturities. The fair value of the Company’s Level 1 available-for-sale equity securities is generally based on independent third-party market prices.

(n) Financial Instruments

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

The Company has securities classified as available-for-sale, which are recorded at fair value. The changes in fair values are recorded as unrealized gains (losses) as a component of Accumulated other comprehensive loss in shareholder’s equity.

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

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements (Continued)

(o) Intangible Assets and Liabilities

Identifiable intangible assets or liabilities acquired in a business combination must be recognized and reported separately from goodwill. Intangible assets result from more favorable market prices than contracted prices in sales and purchase agreements as measured during a business combination. Intangible liabilities result from less favorable market prices than contracted prices in sales and purchase agreements as measured during a business combination. The majority of these intangible assets and liabilities are amortized on a straight-line basis over the respective period of the sales and purchase agreements, while the remainder are amortized on a unit-of-production basis. Amortization of intangible assets and liabilities recognized as an increase in Revenues was $0.1 million and $0.4 million in 2010 and 2009, respectively. The Company did not have intangible assets or liabilities as of December 31, 2011.

(p) Postretirement Medical Benefits and Pension Plans

The Company, through a plan sponsored by WCC, provides certain medical benefits for retired employees and their dependents. Effective September 1, 2009, WCC eliminated these benefits for non-represented employees and retirees. These benefits are provided through an unfunded self-insured program.

WCC requires the costs of postretirement medical benefits other than pensions to be accrued over the employees’ period of active service. These costs are determined on an actuarial basis and are allocated by the Parent to the Company based on its share of the plan participants. These costs are recorded in Cost of sales with a corresponding decrease in Advances to Parent. The Parent’s consolidated balance sheets reflect the unfunded status of these postretirement medical benefit obligations.

The Company also participates in the Parent’s noncontributory defined benefit pension plan, which was frozen effective July 1, 2009. The costs to provide the benefits are accrued over the employees’ period of active service and are determined on an actuarial basis. The Company records an allocation of net periodic retirement benefit costs from the Parent in Cost of sales with a corresponding decrease in Advances to Parent. The Parent’s consolidated balance sheets reflect the unfunded status of these defined benefit pension plan obligations.

(q) Income Taxes

The Company files consolidated federal and state tax returns with its Parent. As the Company itself is not a taxable entity, the Parent’s tax expense for its income tax return group included on the Parent’s consolidated income tax return is allocated among the members of that group. This allocation is calculated as if each member were a separate taxpayer. This allocation is reflected by the Company in Income tax expense (benefit) with the offset in Additional paid-in capital. There is no formal tax sharing agreement with the Parent.

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

Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this guidance, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. This standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements (Continued)

(r) Deferred Financing Costs

The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities and issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the effective interest method. These amounts are recorded in Other assets.

(s) Asset Retirement Obligations

The Company’s asset retirement obligation, or ARO, liabilities primarily consist of estimated costs related to reclaiming surface land and support facilities at its mines in accordance with federal and state reclamation laws as established by each mining permit.

The Company estimates its ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the estimated future costs for a third party to perform the required work. Cost estimates are escalated for inflation, and then discounted at the credit-adjusted risk-free rate. The Company records an ARO asset associated with the initial recorded liability. The ARO asset is amortized based on the units-of-production method over the estimated recoverable, proven and probable reserves at the related mine, and the ARO liability is accreted to the projected settlement date. Changes in estimates could occur due to revisions of mine plans, changes in estimated costs, and changes in the timing of the performance of reclamation activities.

(t) Coal Revenues

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

(u) Other Operating Income

Other operating income in the accompanying Consolidated Results of Operations reflects income from sources other than coal revenues. Income from the Company’s Indian Coal Tax Credit monetization transaction is recorded as Other operating income.

(v) Exploration and Drilling Costs

Exploration expenditures are charged to Cost of sales as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves.

(w) Share-Based Compensation

Share-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award. These costs are recorded in Cost of sales and Selling and administrative expenses.

(x) Earnings (Loss) per Share

Basic earnings (loss) per share have been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements (Continued)

(y) Accounting Pronouncements Adopted

In June 2011, accounting guidance was issued which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This standard is effective for periods beginning after December 15, 2011. The Company adopted this guidance in 2011 and as a result, other comprehensive income (loss) is presented in a separate statement following the consolidated statements of operations.

In September 2011, accounting guidance was issued which requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. This standard is effective for annual periods ending after December 15, 2011. The Company adopted this guidance in 2011. See Note 7 for applicable disclosures.

(2) Indian Coal Production Tax Credits (ICTC’s)

In August 2005, the Energy Policy Act of 2005 was enacted. Among other provisions, it contains a tax credit for the production of coal owned by Indian tribes. The tax credit is equal to $2.20 per ton in 2011 and increases annually based on an inflation–adjustment factor. The credit may be used against regular corporate income tax for all years and against alternative minimum taxes for the initial four-year period after the placed in service date of the facility. The Absaloka Mine produces coal that qualifies for this credit.

In July 2008, the Company finalized an agreement with the Crow Tribe covering the treatment of the tax credit in determining royalties payable to the Tribe under its lease agreement with the Tribe.

On October 16, 2008, the Company entered into a series of transactions with a financial institution, or Investor, designed to enable the Company to take advantage of ICTC’s generated by its mining operations.

In these transactions, the Company formed a limited liability company, Absaloka Coal LLC, which it owned jointly with a newly formed subsidiary, WRI Partners, Inc., to mine and sell coal from the Absaloka Mine. Absaloka Coal LLC then entered into a sublease from the Company for the coal leases with the Crow Tribe, entitling Absaloka Coal LLC to mine up to 40.0 million tons of coal at the Absaloka Mine through 2012. WRI also assigned to Absaloka Coal LLC all of its contracts to sell coal to third parties.

On October 16, 2008, the Company sold its interest in Absaloka Coal LLC to the Investor for consideration consisting of an initial payment of $4.0 million, $34.0 million of fixed principal and interest payments, and contingent payments based on 90% of the credits allocated to the Investor in excess of the fixed payments. Based on current forecasts of the Absaloka Mine’s coal sales, the total consideration to be paid by the Investor to the Company is projected to be approximately $42.1 million through December 31, 2012. The Company expects to share approximately $12.6 million of this consideration with the Crow Tribe as royalties.

The Investor will be entitled to 99% of Absaloka Coal LLC’s earnings and related distributions until it has received a 10% return on its initial $4.0 million cash investment, after which it will be entitled to 5% of earnings and distributions.

On October 3, 2008, the Company requested a private letter ruling, or PLR, request with the IRS concerning various issues relating to the validity of the ICTC’s. In March 2009, the Company received a PLR confirming the availability of the ICTC’s under the specific scenario described whereby WRI subleased the right to mine a fixed amount of coal from the Company’s Absaloka Mine to the LLC. The Company recognizes the fixed and contingent payments from the Investor as they are received as income in its consolidated financial statements.

As part of the purchase agreement, the Company has an option to purchase the Investor’s entire membership interest after October 16, 2013, and Investor is entitled to withdraw at any time from Absaloka Coal LLC. In these events, or on dissolution of the LLC, the Company would be required to pay the Investor the appraised value of its capital account balance.

The Company is the sole manager of Absaloka Coal LLC has entered into a contract mining agreement with Absaloka Coal LLC under which it receives an amount equal to all of its mining costs plus a fee per ton of coal mined. Westmoreland Coal Sales Company acts as the exclusive sales agent on behalf of Absaloka Coal LLC under a sales agency agreement and receives a fee for its services based on the tons of coal sold.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements (Continued)

(3) Inventories

Inventory consisted of the following at December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	2011	2010
Coal	$88	$210
Materials and supplies	4,451	4,155
Reserve for obsolete inventory	(49)	(45)

Total	$4,490	$4,320

(4) Restricted Investments and Bond Collateral

The Company’s restricted investments and bond collateral consisted of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Reclamation bond collateral	$13,592	$10,956

The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at December 31, 2011 are as follows (in thousands):

	September 30,	September 30,
	Carrying Value	Fair Value
Cash and cash equivalents	$8,302	$8,302
Held-to-maturity securities	3,380	3,494
Time deposits	1,720	1,720
Available-for-sale securities	190	190

	$13,592	$13,706

Funds in the restricted investment and bond collateral accounts are not available to meet the Company’s operating cash needs. For all of its restricted investments and bond collateral accounts, the Company can select from several investment options for the funds and receives the investment returns on these investments.

As of December 31, 2011, the Company had reclamation bond collateral in place for its active Absaloka Mine. These government-required bonds assure that coal-mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.

a) Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral

The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at December 31, 2011 and 2010 are as follows (in thousands):

	September 30,	September 30,
	2011	2010
Amortized cost	$3,380	$1,259
Gross unrealized holding gains	152	164
Gross unrealized holding losses	(38)	—

Fair value	$3,494	$1,423

Maturities of held-to-maturity securities are as follows at December 31, 2011 (in thousands):

	September 30,	September 30,
	Amortized Cost	Fair Value
Due within one year	$525	$523
Due in five years or less	1,976	1,944
Due in more than ten years	879	1,027

	3,380	3,494

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements (Continued)

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at December 31, 2011 and 2010 are as follows (in thousands):

	September 30,	September 30,
	2011	2010
Cost basis	$175	$1,175
Gross unrealized holding gains	15	120

Fair value	$190	$1,295

(5) Line of Credit, Long-Term Debt and Capital Leases

The amount outstanding at December 31, 2011 and 2010 under the Company’s line of credit, long-term debt and capital leases consisted of the following (in thousands):

	September 30,	September 30,
	Total Debt Outstanding
	2011	2010
Revolving line of credit	$—	$16,900
Term debt	—	9,600
Capital lease obligations	5,562	7,821

Total debt outstanding	5,562	34,321
Less current portion	(2,409)	(2,255)

Total debt outstanding, less current portion	$3,153	$32,066

The following table presents aggregate contractual debt maturities of all long-term debt at December 31, 2011 (in thousands):

September 30,
As of December 31, 2011
2012	$2,409
2013	1,540
2014	1,613
2015	—
2016	—
Thereafter	—

$5,562

In December 2010, WRI’s Business Loan Agreement was amended and the $20.0 million line of credit was extended through December 18, 2011. The interest rate for the term debt and the line of credit were payable at the prime rate. The term debt and the line of credit were both subject to a per annum 8.0% and 7.0% floor, respectively. The outstanding balance of the term debt and the line of credit were repaid and the revolving line of credit was terminated in February 2011.

At December 31, 2010, the Company had $3.1 million of unused borrowings under the line of credit. The line of credit did not have commitment fees for the unused portion of the available revolving loan.

WRI leases equipment utilized in its operations at the Absaloka Mine. The weighted average interest rate for these capital leases outstanding at December 31, 2011 and 2010 was 6.74% and 6.65%, respectively.

(6) Postretirement Medical Benefits

The Company participates in a postretirement medical benefit plan sponsored by the Parent. The plan provided medical benefits for retired employees and their dependents. Effective September 1, 2009, WCC eliminated these benefits for non-represented employees and retirees.

The Company records an allocation of the net periodic postretirement medical benefit cost from the Parent as a component of Cost of sales with a corresponding decrease in Advances to Parent. In 2011 and 2010, the Company did not make medical benefit payments for its retirees who participate in the Parent’s postretirement medical benefit plan. The Company recorded postretirement medical benefit costs of less than $0.1 million in both 2011 and 2010. The benefit obligation attributable to the plan participants that are employees or retirees of the Company was less than $0.1 million at December 31, 2011 and 2010.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements (Continued)

(7) Pension Plan

The Company participates in a noncontributory defined benefit pension plan sponsored by the Parent, which was frozen effective July 1, 2009. This plan covered nearly all of the Company’s full-time employees. Benefits are generally based on years of service, the employee’s average annual compensation for the highest five continuous years of employment as specified in the plan agreement and social security integration levels.

The Company records an allocation of the net periodic pension benefit cost from the Parent as Cost of sales with a corresponding decrease in Advances to Parent. The Company allocated less than $0.1 million in net periodic pension benefit cost in both 2011 and 2010. In 2011 and 2010, the Company contributed $0.1 million and $0.2 million, respectively, for its allocated share of contributions to the pension plan sponsored by the Parent. The accumulated pension benefit obligation attributable to the plan participants that are employees or retirees of the Company was $2.2 million and $1.8 million at December 31, 2011 and December 31, 2010, respectively. This obligation is funded with $1.6 million and $1.4 million of plan assets held by the Parent at December 31, 2011 and 2010, respectively, resulting in a $0.6 million and $0.4 million unfunded liability recorded on the Parent’s consolidated balance sheet at December 31, 2011 and 2010, respectively.

The Company expects to contribute $0.1 million to WCC’s pension plan during 2012.

a) Multi-Employer Pension

The Company contributes to the Central Pension Fund, or the Plan, a multiemployer defined benefit pension plan pursuant to collective bargaining agreements. The Plan’s Employer Identification Number is 36-6052390. The Company contributes to the Plan based on a negotiated rate per hour worked per participating employee. For the Plan’s year-end dates of January 31, 2010 and 2011, no single employer contributed more than 5% of total contributions to the Plan. As of the Plan’s year-end date January 31, 2011, it had a healthy or greater than 80% funding status.

The following table shows the required disclosures for the Central Pension Fund:

September 30,
WRI
Employer plan number	9243
Minimum contributions per hour worked	$3.60
Expiration date of collective bargaining agreements	5/31/2015
Employer contributions (in millions):
2011	$0.9
2010	0.9
2009	0.9

(8) Asset Retirement Obligations and Contractual Third Party Reclamation Receivables

a) Asset Retirement Obligations

Changes in the Company’s asset retirement obligations during the year ended December 31, 2011 and 2010 were (in thousands):

	September 30,	September 30,
	2011	2010
Asset retirement obligations – beginning of year	$32,338	$32,428
Accretion	3,091	3,035
Liabilities settled	(978)	(1,842)
Changes due to amount and timing of reclamation	(9,694)	(1,283)

Asset retirement obligations – end of year	24,757	32,338
Less current portion	(1,384)	(3,371)

Asset retirement obligations – less current portion	$23,373	$28,967

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements (Continued)

As permittee, the Company is responsible for the total amount. The financial responsibility for a portion of final reclamation of the mine when it is closed has been transferred by contract to one of the Company’s customers.

b) Contractual Third-Party Reclamation Receivables

The Company has recognized an asset of $0.2 million and $0.5 million at December 31, 2011 and 2010, respectively as a contractual third-party reclamation receivable, representing the present value of the obligation of one of its customers to reimburse the Company for a portion of the asset retirement costs.

(9) Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the Consolidated Balance Sheet approximate the fair value of these instruments due to the short duration to their maturities. See Note 4 for additional disclosures related to fair value measurements.

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

•

Level 2, defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 inputs at December 31, 2011 and 2010.

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no Level 3 inputs at December 31, 2011 and 2010.

The table below sets forth, by level, the Company’s financial assets that are accounted for at fair value (in thousands):

	September 30,	September 30,	September 30,
	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$190	$—	$—

	September 30,	September 30,	September 30,
	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$1,295	$—	$—

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes

Income tax expense attributable to net income before income taxes consists of (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Current:
Federal	$—	$—	$—
State	(16)	21	106

Income tax expense (benefit)	$(16)	$21	$106

Income tax expense (benefit) attributable to net income before income taxes differed from the amounts computed by applying the statutory federal income tax rate of 34% to pre-tax income as a result of the following (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Computed tax expense (benefit) at statutory rate	$(578)	$(787)	$216
Increase in income tax expense (benefit) resulting from:
Noncontrolling interest	1,283	899	618
State income taxes, net of federal tax benefit	—	10	70
State income taxes, return to provision adjustment	(10)	5	—
Prior year permanent items tax adjustments	1	41	—
Change in valuation allowance for net deferred tax assets	(745)	(167)	(803)
Domestic production activities deduction	—	—	—
Indian Coal Tax credit	—	—	—
Other, net	33	20	5

Actual income tax expense (benefit)	$(16)	$21	$106

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	September 30,	September 30,
	2011	2010
Deferred tax assets:
Indian coal tax credit carryforward	$15,990	$15,848
Accruals for following:
Asset retirement obligations	6,647	5,548
NOL carryforward	3,206	2,414
Other accruals	234	264
Pension and postretirement medical obligation	225	89
Gain on sale of partnership interest	2,992	5,819

Total gross deferred tax assets	29,294	29,982
Less valuation allowance	(17,461)	(17,923)

Net deferred tax asset	11,833	12,059

Deferred tax liabilities:
Property, plant and equipment, due to differences in basis and depreciation, depletion and amortization	(11,826)	(12,046)
Change in accounting method	(7)	(13)

Total gross deferred tax liabilities	(11,833)	(12,059)

Net deferred taxes	$—	$—

As of December 31, 2011, the Company has available federal net operating loss carryforwards to reduce future regular taxable income, which expires as follows (in thousands):

September 30,
Expiration Date	Regular Tax
2029	$3,196
2030	3,817
2031	1,336

Total	$8,349

As of December 31, 2011, the Company also has an estimated $8.2 million in state net operating loss carryforwards to reduce future taxable income.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements (Continued)

(11) Commitments

a) Leases

The gross value of property, plant, equipment and mine development assets under capital leases was $4.7 million and $4.6 million as of December 31, 2011 and December 31, 2010, respectively, related primarily to the leasing of mining equipment. The accumulated amortization for these items was $1.5 million and $1.1 million at December 31, 2011 and December 31, 2010, respectively.

Future minimum capital and operating lease payments as of December 31, 2011, are as follows (in thousands):

	September 30,	September 30,
	Year Ended December 31, 2011
	Capital Leases	Operating Leases
2012	$2,720	$547
2013	1,706	523
2014	1,655	—
2015	—	—
2016	—	—
Thereafter	—	—

Total minimum lease payments	$6,081	$1,070

Less imputed interest	(519)

Present value of minimum capital lease payments	$5,562

Rental expense under operating leases during the year ending December 31, 2011, 2010 and 2009 totaled $1.2 million, $1.0 million and less than $1.3 million, respectively.

The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $10.1 million, $9.2 million and $9.6 million in 2011, 2010 and 2009, respectively.

(12) Coal Sales and Major Customers

Coal sales to major customers during the year ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Customer A	$52,835	$45,211	$49,670
Customer B	16,911	15,171	15,889
Customer C (1)	—	7,491	6,156

	$69,746	$67,873	$71,715

(1)	The revenue from Customer C did not exceed 10% in 2011.

(13) Related Party Transactions

The Company engages in certain transactions with its Parent and other subsidiaries of the Parent.

During 2011, Westmoreland Risk Management, Inc., or WRMI, a wholly owned subsidiary of WCC, reimbursed the Company $0.5 million related to the explosion and subsequent fire as described in Note 1. This reimbursement is included in Other operating income.

During 2010 and 2009, Western Energy Company, or WECO, a wholly owned subsidiary of WML, sold 0.2 million and less than 0.3 million tons of coal, respectively, to the Company for approximately $2.1 million and $3.8 million, respectively. WECO did not sell any coal to the Company during 2011.

The Company was allocated audit and tax fees and information technology costs incurred by its Parent. In 2011, 2010 and 2009, these fees were $0.3 million, $0.4 million and $0.5 million, respectively, and are included in Selling and administrative expenses.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements (Continued)

Advances to Parent primarily represent the Company’s obligations for long-term loans from the Parent and accruals for postretirement medical benefit costs and pension costs allocated by the Parent, net of payments.

(14) Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands; except per share data)
2011:
Revenues	$19,817	$18,489	$22,291	$19,234
Operating income (loss)	566	(709)	566	(1,688)
Net income (loss) applicable to Parent company	837	(112)	1,031	334
Basic income (loss) per common share	$83.70	$(11.20)	$103.10	$33.40

2010:
Revenues	$18,801	$20,958	$18,936	$16,302
Operating income (loss)	(936)	1,655	770	(1,339)
Net income (loss) applicable to Parent company	(574)	1,635	(165)	(587)
Basic income (loss) per common share	$(57.40)	$163.50	$(16.50)	$(58.70)

WESTMORELAND ENERGY LLC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors of

Westmoreland Energy LLC

We have audited the accompanying consolidated balance sheets of Westmoreland Energy LLC and subsidiaries (the Company) (a wholly owned subsidiary of Westmoreland Coal Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), member’s equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westmoreland Energy LLC and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado

March 13, 2012

WESTMORELAND ENERGY LLC AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Consolidated Balance Sheets

December 31, 2011 and 2010

	September 30,	September 30,
	2011	2010
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$6	$880
Accounts receivable	12,867	14,346
Inventories	3,756	1,936
Other current assets	179	224

Total current assets	16,808	17,386
Property, plant, and equipment:
Land	1,156	1,156
Capitalized asset retirement costs	239	239
Plant, equipment, and other	217,846	215,851

	219,241	217,246
Less accumulated depreciation and amortization	(51,864)	(42,156)

	167,377	175,090
Restricted investments	5,983	8,563
Intangible assets, net of accumulated amortization of $9.0 million at December 31, 2011 and $7.4 million at December 31, 2010	4,563	6,203
Other assets	—	400

Total assets	$194,731	$207,642

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	8,183	8,549
Book overdrafts	259	—
Accrued expenses	3	783
Deferred revenue	8,800	8,805

Total current liabilities	17,245	18,137
Long-term debt, less current installments	—	46,648
Deferred revenue, less current portion	58,539	67,308
Pension	245	154
Asset retirement obligation	770	715
Intangible liabilities, net of accumulated amortization of $5.6 million at December 31, 2011 and $4.6 million at December 31, 2010	7,644	8,664

Total liabilities	84,443	141,626

Member’s equity:
Contributed capital	52,780	35
Accumulated other comprehensive income	(343)	(203)
Retained earnings	57,851	66,184

Total member’s equity	110,288	66,016

Total liabilities and member’s equity	$194,731	$207,642

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

	September 30,	September 30,	September 30,
	2011	2010	2009
	(In thousands)
Revenues	$86,785	$87,999	$82,162
Costs and expenses:
Cost of sales	60,243	61,739	60,504
Depreciation	10,175	10,131	9,764
Selling and administrative	4,059	4,287	4,231
Loss on sale of assets	189	122	12

	74,666	76,279	74,511

Operating income	12,119	11,720	7,651
Other income (expense):
Interest expense	(469)	(4,659)	(5,946)
Loss on extinguishment of debt	(9,073)	—	—
Interest income	14	36	120
Other income	—	30	448

	(9,528)	(4,593)	(5,378)

Income before income taxes	2,591	7,127	2,273
Income tax expense (benefit)	(2,498)	368	3,812

Net income (loss)	$5,089	$6,759	$(1,539)

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Consolidated Statements of Comprehensive Income (Loss)

December 31, 2011, 2010 and 2009

	September 30,	September 30,	September 30,
	2011	2010	2009
	(In thousands)
Net income (loss)	$5,089	$6,759	$(1,539)

Other comprehensive income (loss):
Amortization and adjustment of accumulated actuarial gains or losses, pension	(140)	(39)	(58)

Comprehensive income (loss) attributable to Westmoreland Energy LLC	$4,949	$6,720	$(1,597)

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Consolidated Statements of Member’s Equity

Years Ended December 31, 2009, 2010 and 2011

	September 30,	September 30,	September 30,	September 30,
	Contributed Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Member’s Equity
	(In thousands)
Balance at December 31, 2008	$1,705	$(106)	$61,782	$63,381
Distributions	—	—	(7,706)	(7,706)
Cumulative effect of adoption of ASC 815-40	(1,699)	—	1,222	(477)
Transactions with Parent/affiliates	—	—	5,540	5,540
Amortization and adjustment of accumulated actuarial loss of pension plans	—	(58)	—	(58)
Net loss	—	—	(1,539)	(1,539)

Balance at December 31, 2009	$6	$(164)	$59,299	$59,141
Transactions with Parent/affiliates	—	—	126	126
Contributions of Westmoreland Coal Company common stock to pension plan on the Company’s behalf	29	—	—	29
Amortization and adjustment of accumulated actuarial loss of pension plans	—	(39)	—	(39)
Net income	—	—	6,759	6,759

Balance at December 31, 2010	$35	$(203)	$66,184	$66,016
Distributions	—	—	(10,700)	(10,700)
Transactions with Parent/affiliates	52,670	—	(2,722)	49,948
Common stock issued as compensation	32	—	—	32
Contributions of Westmoreland Coal Company common stock to pension plan on the Company’s behalf	43	—	—	43
Amortization and adjustment of accumulated actuarial loss of pension plans	—	(140)	—	(140)
Net income	—	—	5,089	5,089

Balance at December 31, 2011	$52,780	$(343)	$57,851	$110,288

See accompanying Notes to Consolidated Financial Statements

WESTMORELAND ENERGY LLC AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	September 30,	September 30,	September 30,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$5,089	$6,759	$(1,539)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	10,175	10,131	9,764
Accretion of asset retirement obligation	55	51	34
Share-based compensation	32	—	—
Loss on the sale of assets	189	122	12
Amortization of deferred financing costs	(21)	(308)	(313)
Amortization of intangible assets and liabilities, net	621	621	621
Loss on extinguishment of debt	9,073	—	—
Gain on derivative	—	(30)	(448)
Change in:
Accounts receivable	1,479	(609)	8,341
Inventories	(1,820)	635	(730)
Accounts payable and accrued expenses	(1,063)	884	(61)
Deferred revenues	(8,774)	(6,010)	11,216
Other assets and liabilities	(579)	(211)	(2,427)

Net cash provided by operating activities	14,456	12,035	24,470

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,119)	(2,207)	(4,251)
Change in restricted investments	2,581	142	2,266
Proceeds from sale of assets	—	1	—

Net cash provided by (used in) investing activities	462	(2,064)	(1,985)

Cash flows from financing activities:
Change in book overdrafts	259	—	—
Repayments of long-term debt	(46,220)	(9,355)	(25,845)
Borrowings on revolving lines of credit	1,500	7,300	—
Repayments on revolving lines of credit	(1,500)	(7,300)	—
Deferred financing costs and other refinancing costs	(9,077)	—	—
Transactions with Parent/affiliates	49,946	126	5,540
Distributions	(10,700)	—	(7,706)

Net cash used in financing activities	(15,792)	(9,229)	(28,011)

Net increase (decrease) in cash and cash equivalents	(874)	742	(5,526)
Cash and cash equivalents, beginning of year	880	138	5,664

Cash and cash equivalents, end of year	$6	$880	$138

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,179	$5,159	$6,531
Income taxes (refunds)	$(74)	$10	$1,910
Noncash transactions:
Accrued purchases of property and equipment	$3	$86	$51

See accompanying Notes to Consolidated Financial Statements

WESTMORELAND ENERGY LLC AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

(a) Nature of Operations

Westmoreland Energy LLC, or WELLC, or the Company, a wholly owned subsidiary of Westmoreland Coal Company, or WCC, or the Parent, is a special purpose Delaware Limited Liability Company formed on December 4, 2000. Through its subsidiaries, the Company owns and operates two cogeneration facilities also known as Roanoke Valley Power Plant, or ROVA, located in Weldon, North Carolina. The first facility, ROVA I, is a 180 MW facility and the second facility, ROVA II, is a 50 MW facility adjacent to ROVA I. ROVA I and ROVA II operate as exempt wholesale generators as determined by the Federal Energy Regulatory Commission, or FERC. ROVA I commenced commercial operation on May 29, 1994. ROVA II commenced commercial operation on June 1, 1995. The Parent provides management and administrative support to WELLC and its subsidiaries, including legal, environmental, sales, and accounting services.

The Company’s financial statements reflect substantially all of its costs of doing business. Common expenses incurred by the Parent on behalf of the Company are charged to the Company based on proportional cost allocations. The Company believes the allocations used are reasonable; however, these financial statements may not necessarily be representative of a stand-alone company.

(b) WCC’s Liquidity

On February 4, 2011 through a private placement offering, WCC issued $150.0 million of Senior Secured Notes due in 2018 together with Westmoreland Partners which owns ROVA and is an indirect wholly owned subsidiary of WELLC, as co-issuer (hereafter, the Parent Notes). Substantially all of the assets of the Company constitute collateral for the Parent Notes as to which the holders of these notes have a first priority lien. WCC received approximately $135.2 million in proceeds from the Parent Notes offering. WCC used the proceeds to pay the outstanding balance on the Company’s term debt, which the Company recorded as contributed capital. Also, the Company’s credit facility was terminated in February 2011, as result of the Parent Notes offering. On January 31, 2012, WCC closed on an additional $125.0 million of Senior Secured Notes (hereafter, the Add-On Notes) that were issued under the same indenture as the original $150.0 million of Senior Secured Notes issued on February 4, 2011.

Following the Parent Notes and Add-On Notes offerings and WCC’s January 31, 2012 Kemmerer acquisition, WCC expects its primary sources of liquidity to be cash from operations supplemented as necessary with cash currently on hand. As a result of significant increases in operating profits, the benefits of the cash flow from the Kemmerer acquisition and a decrease in its heritage health benefit costs, WCC anticipates that its cash from operations, cash on hand and available borrowing capacity will be sufficient to meet its investing, financing, and working capital requirements for the foreseeable future.

(c) Consolidation Policy

The consolidated financial statements of WELLC include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany balances and transactions.

(d) Use of Estimates

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

(e) Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximate fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements

(f) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Company has determined that no allowance is necessary for accounts receivable as of December 31, 2011 and 2010.

(g) Inventories

Inventories, which consist primarily of coal, are stated at the lower of cost or market. Cost is determined using the average cost method.

(h) Restricted Investments

The Company has requirements to maintain restricted cash and investments for letter of credit requirements. Funds in the restricted investment accounts are not available to meet the Company’s operating cash needs. For all of its restricted investments, the Company can select from several investment options for the funds and receives the investment returns on these investments.

(i) Property, Plant, and Equipment

Property, plant and equipment are carried at cost and include expenditures for new facilities, those expenditures that substantially increase the productive lives of existing plant and equipment and long-term spare parts inventory. Maintenance and repair costs that do not extend the useful life or increase the productivity of the asset are expensed as incurred. Plant and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives as follows:

September 30,
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

(j) Intangible Assets & Liabilities

Identifiable intangible assets or liabilities acquired in a business combination must be recognized and reported separately from goodwill. The Company has determined that its acquired identifiable intangible assets and liabilities are related to sales and purchase agreements. Intangible assets result from more favorable market prices than contracted prices in sales and purchase agreements as measured during a business combination. Intangible liabilities result from less favorable market prices than contracted prices in sales and purchase agreements as measured during a business combination. These intangible assets and liabilities are amortized on a straight-line basis over the respective period of the sales and purchase agreements.

Amortization of intangible assets recognized in Cost of sales was $1.6 million in 2011, 2010 and 2009. Amortization of intangible assets and liabilities recognized in Revenues was $1.0 million in 2011, 2010 and 2009.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements

The estimated aggregate amortization amounts from intangibles assets and liabilities for each of the next five years as of December 31, 2011 are as follows:

September 30,
Amortization Expense (Revenue)
(In thousands)
2012	$621
2013	621
2014	(26)
2015	(834)
2016	(996)

(k) Fair Value Measurements

The Company is required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the balance sheet approximates the fair value of these instruments due to the short duration to maturities. The fair value of long-term debt is based on the interest rates available to the Company for debt with similar terms and maturities.

(l) Financial Instruments

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

(m) Pension Plan

The Company participates in the Parent’s noncontributory defined benefit pension plan, which was frozen effective July 1, 2009. The costs to provide the benefits are accrued over the employees’ period of active service and are determined on an actuarial basis. The liability recorded for this obligation was $0.2 million at year ended December 31, 2011 and 2010.

(n) Deferred Revenue

Deferred revenues represent funding received upon the negotiation of long-term contracts. The deferred power revenues are recognized as power is delivered on a pro rata basis, based on the payments estimated to be received and recognized over the remaining term of the power sales agreements.

(o) Asset Retirement Obligation

The Company’s asset retirement obligation, or ARO, liabilities primarily consist of estimated costs related to reclaiming land at its facilities in accordance with federal and state reclamation laws.

The Company estimates its ARO liabilities based upon detailed engineering calculations of the amount and timing of the future costs for a third party to perform the required work. Cost estimates are escalated for inflation, and then discounted at the credit-adjusted risk-free rate. The Company records an ARO asset associated with the initial recorded liability. The ARO asset is amortized on a straight-line basis and the ARO liability is accreted to the projected settlement date. Changes in estimates could occur due to revisions of plant operating plans, changes in estimated costs, and changes in timing of the performance of reclamation activities.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements

As of December 31, 2011 and 2010, the Company’s obligation recorded in Asset retirement obligation was $0.8 million and $0.7 million, respectively. Changes in the Company’s asset retirement obligations for the years ended December 31, 2011 and 2010 were as follows:

	September 30,	September 30,
	2011	2010
	(In thousands)
Asset retirement obligation - beginning of period	$715	$664
Accretion	55	51

Asset retirement obligation - end of period	$770	$715

(p) Income Taxes

The Company is a limited liability company, or LLC, which is treated as a disregarded entity for U.S. Federal and State income tax purposes and as a result is included in the determination of taxable income or loss of WCC. In preparing these separate financial statements, income taxes have been provided like any other tax-paying enterprise based upon the requirement that single-member LLCs are subsidiaries of the member for financial reporting purposes, and income taxes generally are allocated under ASC paragraphs 740-10-30-27 and 30-28.

The Company files consolidated federal and state tax returns with its Parent. As the Company itself is not a taxable entity, the Parent’s tax expense for its income tax return group included on the Parent’s consolidated income tax return is allocated among the members of that group. This allocation is calculated as if each member were a separate taxpayer. This allocation is reflected by the Company in Income tax expense with a corresponding amount in Member’s Equity. There is no formal tax sharing agreement with the Parent.

The Company accounts for deferred income taxes using the asset and liability method. Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been reflected in the Company’s consolidated financial statements based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, as well as net operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company establishes a valuation allowance against its net deferred tax assets to the extent the Company believes that it is more likely than not that it will not realize the net deferred tax assets.

Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this guidance, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. This accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

(q) Power Revenues

ROVA supplies power under long-term power sales agreements. Under these agreements, ROVA invoices and collects capacity payments based on kilowatt-hours produced if the units are dispatched or for the kilowatt-hours of available capacity if the units are not fully dispatched.

A portion of the capacity payments under the agreements is considered to be an operating lease. The Company is recognizing amounts invoiced under the power sales agreements as revenue on a pro rata basis, based on the weighted average per kilowatt hour capacity payments estimated to be received over the remaining term of the power sales agreements. Under this method of recognizing revenue, $8.8 million of prior deferred revenue was recognized during 2011 while $6.0 million of amounts invoiced during 2010 were deferred from recognition.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements

(r) Share-Based Compensation

Share-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award. These costs are recorded in Selling and administrative expenses in the accompanying consolidated statements of operations.

(s) Accounting Pronouncements Adopted

In June 2011, accounting guidance was issued which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. This standard is effective for periods beginning after December 15, 2011. The Company adopted this guidance in 2011 and as a result, other comprehensive income (loss) is presented in a separate statement following the consolidated statements of operations.

2. Restricted Investments

The	Company’s restricted investments consist of the following at December 31, 2011 and 2010:

	September 30,	September 30,
	2011	2010
	(In thousands)
Letter of credit	$5,983	$5,989
Repairs and maintenance account	—	1,067
Debt protection account	—	905
Ash reserve account	—	602

Total restricted investments	$5,983	$8,563

All restricted investments at December 31, 2011, consisted of cash and cash equivalents.

All underlying financial instruments included in the restricted investment accounts have Level I inputs available regarding fair value measurements. Level I inputs are quoted prices in active markets for identical financial instruments that the Company has the ability to access at the fair value measurement date.

Following the Parent Notes offering in February 2011, the debt protection, ash reserve, and repairs and maintenance accounts are no longer required and is available for current operating needs.

The Company is required to fund a letter of credit account for its power operations.

3. Lines of Credit and Long-Term Debt

Long-term debt at December 31, 2011 and 2010 consisted of the following:

	September 30,	September 30,
	2011	2010
	(In thousands)
Term debt	$—	$46,220
Debt premiums	—	428

Total debt outstanding	—	46,648
Less current portion	—	—

Total long-term debt	$—	$46,648

At December 31, 2010, ROVA’s outstanding fixed rate term debt had interest rates varying from 6.0% to 11.42%. The weighted average interest rate on the fixed rate term debt at December 31, 2010 was 9.93%. In February 2011, proceeds from the Parent Note offering were used to repay all of ROVA’s outstanding fixed rate term debt.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements

ROVA had a $6.0 million revolving loan with interest payable quarterly at the three-month LIBOR rate plus 1.375% (1.68% per annum at December 31, 2010). In addition, a commitment fee of 1.375% of the unused portion of the available revolving loan was payable quarterly. At December 31, 2010, the Company had $6.0 million of unused borrowings under the revolver. ROVA’s revolving line of credit was terminated as part of the Parent Notes offering.

The Company calculates the fair value of its long-term debt by using discount rate estimates based on interest rates as of December 31, 2010. The valuation for long-term debt would be categorized as Level 3 under the fair value hierarchy. Level 3 assets are defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The carrying value and estimated fair value of the Company’s long-term debt instruments at December 31, 2010 was as follows:

	September 30,	September 30,
	Carrying Value	Fair Value
	(In thousands)
December 31, 2010	$46,648	$50,583

4. Derivative Instruments

Warrant

The Company’s warrant expired August 20, 2010 and therefore had no value at December 31, 2011 or 2010. The effect of derivative instruments not designated as hedging instruments on the accompanying Consolidated Statements of Operations was as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
		Income Recognized in Earnings on Derivatives
	Statement of	Year Ended December 31,
Derivative Instruments	Operations Location	2011	2010	2009
Warrant	Other income	$—	$30	$448

5. Income Taxes

Income tax expense (benefit) consists of:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$(2,492)	$296	$3,128
State	(6)	72	684

Income tax expense (benefit)	$(2,498)	$368	$3,812

WESTMORELAND ENERGY LLC AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements

Income tax expense attributable to net income before income taxes differed from the amounts computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Computed tax expense (benefit) at statutory rate	$907	$2,495	$829
Increase (decrease) in income tax expense resulting from:
State tax, net of federal benefit	(4)	47	445
Prior year permanent items tax return true-up	(29)	(34)	—
Adjustments to deferred tax assets attributable to prior years	—	38	—
Change in valuation allowance for net deferred tax assets	(911)	(2,170)	2,693
2009 federal refund from NOL carryback	(2,464)	—	—
Other, net	3	(8)	(155)

Income tax expense (benefit)	$(2,498)	$368	$3,812

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	September 30,	September 30,
	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Accruals for the following:
Pension and postretirement medical benefit obligation	$97	$61
Deferred revenue	26,589	30,157
Reclamation	249	228
MBO bonus	266	284
NOLs	316	—
Other accruals	55	59

Total gross deferred tax assets:	27,572	30,789
Less valuation allowance	(8,341)	(11,816)

Net deferred tax assets	19,231	18,973
Deferred tax liabilities:
Debt issuance costs	—	(200)
Other	(1,429)	(868)
Property, plant, and equipment, principally due to differences in depreciation, depletion, and amortization	(17,802)	(17,905)

Total gross deferred tax liabilities:	(19,231)	(18,973)

Net deferred tax asset	$—	$—

As of December 31, 2011, the Company also has an estimated $7.0 million in State net operating loss carryforwards to reduce future taxable income.

6. Commitments

Coal Supply Agreement

Westmoreland Partners, which owns ROVA, has two coal supply agreements with contracts expiring in 2014 and 2015. If Westmoreland Partners continues to purchase coal under these contracts at the current volume and pricing, then Westmoreland Partners would be obligated to pay $28.9 million in 2012 and 2013, $17.3 million for 2014 and $2.8 million for 2015.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Westmoreland Coal Company)

Notes to Consolidated Financial Statements

7. Power Sales and Major Customers

Substantially all of the Company’s power sales during the years ended December 31, 2011, 2010 and 2009 were made to one customer. ROVA supplies power to Dominion Virginia Power under long-term contracts, which expire in 2019 and 2020. The Company can extend, by mutual consent, the contracts with Dominion Virginia Power for five-year terms at mutually agreeable pricing.

8. Related-Party Transactions

The Company incurred various costs which were paid to WCC relating to accounting services and are included in Selling and administrative expenses. Fees paid totaled $0.3 million in the years ended December 31, 2011, 2010 and 2009.

In addition, WCC allocated $0.2 million in 2011, $0.2 million in 2010 and $0.1 million in 2009, of audit and tax fees to the Company, which are included in Selling and administrative expenses.

9. Quarterly Financial Data (unaudited)

Summarized quarterly financial data is as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
2011:
Revenues	$23,628	$21,364	$23,626	$18,167
Operating income	2,553	2,450	4,694	2,422
Net income (loss)	(4,875)	2,451	4,665	2,848

2010:
Revenues	$22,889	$21,174	$23,598	$20,338
Operating income	4,170	1,307	5,058	1,185
Net income (loss)	2,943	117	3,890	(191)

EXHIBIT INDEX

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request. Exhibits with asterisks indicate management contracts or compensatory plans or arrangements.

3.1	Restated Certificate of Incorporation	S-1	333-117709	3.1	7/28/2004

3.2	Certificate of Correction to the Restated Certificate of Incorporation	8-K	001-11155	3.1	10/21/2004

3.3	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.1	9/07/2007

3.4	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.2	9/07/2007

3.5	Amended and Restated Bylaws	8-K	001-11155	3.1	4/11/2008

4.1	Certificate of Designation of Series A Convertible Exchangeable Preferred Stock	10-K	001-11155	3(a)	3/15/1993

4.2	Indenture between Westmoreland Coal Company (WCC) and Fidelity Bank National Association relating to the Exchange Debentures	S-1	333-117709	4.2	7/28/2004

4.3	Form of Exchange Debenture	S-1	333-117709	4.3	7/28/2004

4.4	Deposit Agreement among WCC, First Chicago Trust Company of New York and the Holders	S-1	333-117709	4.4	7/28/2004

4.5	Common Stock certificate	S-2	33-1950	4(c)	12/04/1985

4.6	Preferred Stock certificate	S-2	33-47872	4.6	5/13/1992

4.7	Form of Depository Receipt	S-1	333-117709	4.5	7/28/2004

4.8	Amended and Restated Rights Agreement, dated 2/07/2003, between WCC and EquiServe Trust Company	8-K	001-11155	4.1	02/07/2003

4.9	First Amendment to Amended and Restated Rights Agreement dated 5/02/ 2007, between WCC and Computershare Trust Company	8-A	001-11155	(l)	05/04/2007

4.10	Second Amendment to Amended and Restated Rights Agreement dated 3/04/08, between WCC and Computershare Trust Company	8-A	001-11155	(l)	03/06/2008

4.11	Third Amendment to Amended and Restated Rights Agreement dated 3/05/12, between WCC and Broadridge Corporate Issuer Solutions, Inc.	8-K	001-11155	4.1	03/06/2012

4.12	Indenture, dated as of 2/04/2011, by and between Westmoreland Coal Company, Westmoreland Partners and Wells Fargo Bank, NA, as trustee and note collateral agent.	8-K	001-11155	4.1	02/10/2011

4.13	Form of 10.75% Senior Notes due 2018 (included as Exhibit A in Exhibit 4.11).	8-K	001-11155	4.2	02/10/2011

4.14	Registration Rights Agreement, dated 2/04/2011, among Westmoreland Coal Company and Westmoreland Partners and Gleacher & Company Securities, Inc., as initial purchaser	8-K	001-11155	4.3	02/10/2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

4.15	Pledge and Security Agreement dated as of 2/04/ 2011, by Westmoreland Coal Company and Westmoreland Partners in favor of Wells Fargo Bank, NA, as note collateral agent	8-K	001-11155	4.4	02/10/2011

4.16	Supplemental Indenture, dated as of January 31, 2012, by and among Westmoreland Coal Company, Westmoreland Partners and Wells Fargo Bank, National Association, as trustee and not collateral agent.	8-K	001-11155	4.1	01/31/2011

4.17	Form of 10.75% Senior Notes due 2018 (included as Exhibit A in Exhibit 4.15).	8-K	001-11155	4.1	01/31/2011

4.18	Registration Rights Agreement, dated January 31, 2012, by and among Westmoreland Coal Company, Westmoreland Partners and Gleacher & Company Securities, Inc., as initial purchaser.	8-K	001-11155	4.3	01/31/2011

4.19	Amendment No. 1 to the Pledge and Security Agreement dated January 26, 2012	8-K	001-11155	4.4	01/31/2011

10.1*	Amended and Restated 2007 Equity Incentive Plan for Employees and Non-Employee Directors	10-Q	001-11155	10.1	11/05/2010

10.2*	Form of ISO Agreement	10-Q	001-11155	10.1	05/09/2008

10.3*	Form of NQSO Agreement for directors	10-Q	001-11155	10.2	05/09/2008

10.4*	Form of NQSO Agreement for persons other than directors	10-Q	001-11155	10.3	05/09/2008

10.5*	Form of Restricted Stock Unit Agreement for directors					X

10.6*	Form of Restricted Stock Agreement for employees	8-K	001-11155	10.1	07/02/2009

10.7*	Form of Restricted Stock Unit Agreement	8-K	001-11155	10.2	08/09/2010

10.8*	Performance-based Restricted Stock Unit Agreement	10-Q	001-11155	10.1	05/09/2011

10.9*	Severance Policy	10-Q	001-11155	10.9	08/05/2011

10.10*	Annual Incentive Plan/ Long-Term Incentive Plan Policy	10-K	001-11155	10.10	3/11/2011

10.11	Amended Coal Mining Lease between Westmoreland Resources, Inc. (WRI) and Crow Tribe dated 11/26/1974, as amended in 1982	10-Q	0-752	10(a)	05/15/1992

10.12	Amendment to Amended Coal Mining Lease between the Crow Tribe and WRI dated 12/02/1994	10-K	001-11155	10.16	03/13/2009

10.13	Exploration and Option to Lease Agreement between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.17	05/08/2009

10.14	Crow Tribal Lands Coal Lease between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.51	05/08/2009

10.15	Master Agreement dated 1/04/1999, between WCC and the UMWA	8-K	001-11155	99.2	02/04/1999

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.16	Third Amendment and Restatement of the Power Purchase and Operating Agreement between Westmoreland-LG&E Partners and Virginia Electric and Power Company for ROVA I	10-Q	001-11155	10.2	11/06/2006

10.17	Second Amendment and Restatement of the Power Purchase and Operating Agreement between Westmoreland-LG&E Partners and Virginia Electric and Power Company for ROVA II	10-Q	001-11155	10.3	11/06/2006

10.18	Senior Secured Convertible Note Purchase Agreement dated 3/04/2008 among WCC and Tontine	8-K	001-11155	10.1	03/06/2008

10.19	Amendment to Senior Secured Convertible Note Purchase Agreement dated 1/05/2011	8-K	001-11155	99.1	01/14/2011

10.20	Registration Rights Agreement dated 3/04/2008, among WCC and Tontine	8-K	001-11155	10.2	03/06/2008

10.21	Note Purchase Agreement dated 6/26/2008 among Westmoreland Mining LLC (WML) and institutional investors	8-K	001-11155	10.1	06/26/2008

10.22	Continuing Agreement of Guaranty and Suretyship dated 6/26/2008 from various WML subsidiaries	8-K	001-11155	10.2	06/26/2008

10.23	Security Agreement dated 6/26/2008 among WML and U.S. Bank NA	8-K	001-11155	10.3	06/26/2008

10.24	Pledge Agreement dated 6/26/2008 among WCC, WML and U.S. Bank NA, for the benefit of the noteholders	8-K	001-11155	10.4	06/26/2008

10.25	Amended and Restated Credit Agreement dated 6/26/2008 among WML and PNC Bank, NA	8-K	001-11155	10.5	06/26/2008

10.26	Amended and Restated Continuing Agreement of Guaranty dated 6/26/2008 from various WML subsidiaries in favor of PNC Bank, NA	8-K	001-11155	10.6	06/26/2008

10.27	Amended and Restated Security Agreement dated 6/26/2008 among WML and U.S. Bank NA	8-K	001-11155	10.7	06/26/2008

10.28	Amended and Restated Pledge Agreement dated 6/26/2008 among WCC, WML and U.S. Bank NA	8-K	001-11155	10.8	06/26/2008

10.29	Membership Interest Purchase Agreement among WRI, WRI Partners, Inc., Absaloka Coal, LLC and Feedstock Investments IV, LLC dated 10/16/2008	8-K	001-11155	10.1	10/21/2008

10.31	Form of Fixed Payment Note	8-K	001-11155	10.3	10/21/2008

10.32	Form of Contingent Payment Note	8-K	001-11155	10.4	10/21/2008

10.33	Purchase and Sale Agreement dated December 23, 2011 for Kemmerer Coal Mine Assets	8-K	001-11155	99.1	01/17/2012

10.34	Amendment to Purchase and Sale Agreement dated January 25, 2012 for Kemmerer Coal Mine Assets	8-K	001-11155	99.1	01/31/2012

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

12.1	Statement Regarding Computation of Ratios					X

16.1	Letter of KPMG LLP dated March 16, 2009	8-K	001-11155	16.1	3/23/2009

21.1	Subsidiaries of WCC					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

95.1	Mine Safety Disclosure					X