Form 10-Q
period 2012-03-31
WESTMORELAND COAL Co
filed 2012-05-08
CIK 106455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2012:

13,971,458 shares of common stock, $2.50 par value.

PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) March 31, 2012	December 31, 2011
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$50,107	$30,783
Receivables:
Trade	55,705	46,235
Contractual third-party reclamation receivables	10,553	11,259
Other	1,984	3,493

	68,242	60,987
Inventories	36,744	25,696
Other current assets	6,993	4,987

Total current assets	162,086	122,453

Property, plant and equipment:
Land and mineral rights	109,717	84,338
Capitalized asset retirement cost	124,210	113,863
Plant and equipment	634,812	527,127

	868,739	725,328
Less accumulated depreciation, depletion and amortization	341,991	328,596

Net property, plant and equipment	526,748	396,732
Advanced coal royalties	2,507	2,552
Reclamation deposits	71,807	71,939
Restricted investments and bond collateral	83,478	58,305
Contractual third-party reclamation receivables, less current portion	89,266	87,674
Intangible assets, net of accumulated amortization of $11.2 million and $10.7 million at March 31, 2012 and December 31, 2011, respectively	4,462	4,879
Other assets	14,648	14,638

Total Assets	$955,002	$759,172

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Balance Sheets (Continued)

	(Unaudited) March 31, 2012	December 31, 2011
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$21,005	$20,795
Accounts payable and accrued expenses:
Trade	46,147	45,326
Production taxes	29,639	25,605
Workers’ compensation	906	911
Postretirement medical benefits	13,179	13,179
SERP	391	391
Deferred revenue	13,390	9,852
Asset retirement obligations	16,050	19,765
Other current liabilities	8,980	8,298

Total current liabilities	149,687	144,122

Long-term debt, less current installments	375,494	261,474
Workers’ compensation, less current portion	10,640	10,715
Excess of pneumoconiosis benefit obligation over trust assets	6,892	6,565
Postretirement medical benefits, less current portion	295,243	245,462
Pension and SERP obligations, less current portion	40,684	28,991
Deferred revenue, less current portion	63,558	65,834
Asset retirement obligations, less current portion	242,646	227,713
Intangible liabilities, net of accumulated amortization $10.7 million at March 31, 2012 and $10.4 million at December 31, 2011, respectively	7,389	7,644
Other liabilities	11,851	10,510

Total liabilities	1,204,084	1,009,030

Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; Issued and outstanding 159,960 shares at March 31, 2012, and 159,960 shares at December 31, 2011, respectively	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares; Issued and outstanding 13,932,892 shares at March 31, 2012, and 13,811,379 shares at December 31, 2011, respectively	34,831	34,527
Other paid-in capital	127,871	126,288
Accumulated other comprehensive loss	(120,656)	(121,455)
Accumulated deficit	(281,971)	(281,141)

Total Westmoreland Coal Company shareholders’ deficit	(239,765)	(241,621)
Noncontrolling interest	(9,317)	(8,237)

Total deficit	(249,082)	(249,858)

Total Liabilities and Shareholders’ Deficit	$955,002	$759,172

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Revenues	$145,888	$127,764
Costs, expenses and other:
Cost of sales	110,763	97,510
Depreciation, depletion and amortization	13,289	11,245
Selling and administrative	13,535	9,305
Heritage health benefit expenses	3,810	3,778
Loss on sales of assets	38	83
Other operating income	(3,285)	(1,597)

	138,150	120,324

Operating income	7,738	7,440
Other income (expense):
Interest expense	(9,883)	(6,967)
Loss on extinguishment of debt	—	(17,030)
Interest income	406	382
Other income (loss)	176	(3,017)

	(9,301)	(26,632)

Loss before income taxes	(1,563)	(19,192)
Income tax expense (benefit)	7	(460)

Net loss	(1,570)	(18,732)
Less net loss attributable to noncontrolling interest	(1,080)	(1,121)

Net loss attributable to the Parent company	(490)	(17,611)
Less preferred stock dividend requirements	340	340

Net loss applicable to common shareholders	$(830)	$(17,951)

Net loss per share applicable to common shareholders:
Basic and diluted	$(0.06)	$(1.45)
Weighted average number of common shares outstanding:
Basic and diluted	13,861	12,369

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net loss	$(1,570)	$(18,732)

Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	729	385
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	643	(72)
Tax effect of other comprehensive income gains	(504)	(110)
Unrealized and realized gains and losses on available-for-sale securities	(69)	(30)

Other comprehensive income	799	173

Comprehensive loss attributable to Westmoreland Coal Company	$(771)	$(18,559)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statement of Shareholders’ Deficit

Three Months Ended March 31, 2012

(Unaudited)

	Preferred Stock		Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2011	159,960	$160	13,811,379	$34,527	$126,288	$(121,455)	$(281,141)	$(8,237)	$(249,858)
Preferred dividends declared							(340)		(340)
Common stock issued as compensation		—	119,278	298	1,604	—	—	—	1,902
Issuance of restricted stock			2,235	6	(21)				(15)
Net loss		—		—	—	—	(490)	(1,080)	(1,570)
Other comprehensive income						799			799

Balance at March 31, 2012	159,960	$160	13,932,892	$34,831	$127,871	$(120,656)	$(281,971)	$(9,317)	$(249,082)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,570)	$(18,732)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	13,289	11,245
Accretion of asset retirement obligation and receivable	2,853	2,700
Amortization of intangible assets and liabilities, net	162	163
Non-cash tax benefits	(504)	(110)
Share-based compensation	1,902	1,653
Loss on sales of assets	38	83
Amortization of deferred financing costs	857	635
Loss on extinguishment of debt	—	17,030
Gain on sales of investment securities	(52)	—
Loss on derivative instruments	—	3,079
Changes in operating assets and liabilities:
Receivables, net	(7,370)	3,630
Inventories	(1,495)	(2,609)
Excess of pneumoconiosis benefit obligation over trust assets	327	480
Accounts payable and accrued expenses	1,970	2,009
Deferred revenue	1,262	(1,985)
Accrual for workers’ compensation	(80)	(67)
Asset retirement obligation	(2,442)	(2,661)
Accrual for postretirement medical benefits	1,424	(625)
Pension and SERP obligations	597	(394)
Other assets and liabilities	1,820	658

Net cash provided by operating activities	12,988	16,182

Cash flows from investing activities:
Additions to property, plant and equipment	(4,420)	(2,923)
Change in restricted investments and bond collateral and reclamation deposits	(25,433)	(1,080)
Cash payments related to Kemmerer acquisition	(72,522)	—
Net proceeds from sales of assets	20	22
Proceeds from sale of restricted investments	375	—
Receivable from customer for property and equipment purchases	(591)	(1,903)

Net cash used in investing activities	(102,571)	(5,884)

Cash flows from financing activities:
Change in book overdrafts	(116)	108
Borrowings from long-term debt, net of debt discount	119,364	142,500
Repayments of long-term debt	(5,445)	(60,391)
Borrowings on revolving lines of credit	—	50,700
Repayments of revolving lines of credit	—	(69,100)
Debt issuance and other refinancing costs	(4,556)	(14,756)
Preferred dividends paid	(340)	(20,281)
Exercise of stock options	—	131

Net cash provided by financing activities	108,907	28,911

Net increase in cash and cash equivalents	19,324	39,209
Cash and cash equivalents, beginning of period	30,783	5,775

Cash and cash equivalents, end of period	$50,107	$44,984

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company, or the Company, or Parent, and its subsidiaries and controlled entities. The Company’s current principal activities, all conducted within the United States, are the production and sale of coal from its mines in Montana, Wyoming, North Dakota and Texas, and the ownership of the Roanoke Valley power plants, or ROVA, in North Carolina. The Company’s activities are primarily conducted through wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

The Company’s Kemmerer Mine is owned by its subsidiary Westmoreland Kemmerer, Inc., or Kemmerer. The Company’s Absaloka Mine is owned by its subsidiary Westmoreland Resources, Inc., or WRI. The right to mine coal at the Absaloka Mine has been subleased to an affiliated entity whose operations the Company controls. The Beulah, Jewett, Rosebud, and Savage Mines are owned through the Company’s subsidiary Westmoreland Mining LLC, or WML.

The Company is subject to two major debt arrangements: (1) $125.0 million senior secured notes at WML that are collateralized by all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC, and (2) $275.0 million senior secured notes ($150.0 million issued February 4, 2011 and $125.0 million issued January 31, 2012) at the Parent level that are largely collateralized by the assets of the Parent, WRI, Kemmerer and ROVA.

These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, or the 2011 Form 10-K. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in its 2011 Form 10-K. Most of the descriptions of the accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.

The Company received business interruption insurance proceeds in the first quarter of 2012 due to an explosion and subsequent fire at a customer’s facility. The Company recognizes income as business interruption losses are incurred and reimbursement is virtually assured. The Company reports this income in Other operating income and has recognized $3.1 million of income in the first quarter of 2012.

The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012.

2.	ACQUISITION

On December 23, 2011, the Company, through Westmoreland Kemmerer, Inc., entered into a purchase and sale agreement with Chevron Mining Inc., a Missouri corporation (the “Seller”), pursuant to which the Company agreed to purchase from Seller the Kemmerer surface coal mine, associated processing facilities and other related real and personal property assets located in Kemmerer, Wyoming. The Company did not acquire working capital in the acquisition, other than inventory.

On December 23, 2011, the Company paid the seller a $4.0 million cash deposit, which was credited toward the purchase price during the closing of the acquisition.

On January 31, 2012, the Company closed on the acquisition of the Kemmerer Mine from the Seller. In addition, on January 31, 2012, the Company completed the issuance and sale of $125.0 million aggregate principal amount of 10.75% senior secured notes due 2018 (the “Add-On Notes”) at a price equal to approximately 95.5% of their face value.

The purchase consideration for the Kemmerer Mine is estimated at $153.3 million, which includes $76.5 million paid in cash, plus the assumption of approximately $76.8 million of liabilities. The net proceeds of the Add-On Notes financed the $76.5 million cash portion of the purchase consideration, $24.7 million to satisfy the cash bonding obligations for the Kemmerer Mine and cash transaction costs for the Kemmerer acquisition and the Add-On Notes. Acquisition-related costs of $1.4 million have been expensed and are included in Selling and administrative costs. Issuance costs related to the Add-On Notes of $4.7 million have been capitalized. The balance of the net proceeds was used to fund working capital requirements necessary to integrate the Kemmerer operations with the Company’s.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Kemmerer acquisition has been accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value.

The allocation of the purchase price is preliminary pending the completion of various analyses and the finalization of estimates. During the measurement period (which is not to exceed one year from the acquisition date), additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates. These adjustments may be significant and will be accounted for retrospectively.

A summary of the estimated purchase consideration and a preliminary allocation of the estimated purchase consideration follows (in millions):

Estimated Purchase Consideration:
Cash paid	$76.5
Estimated fair value of liabilities assumed:
Postretirement medical cost obligations	49.0
Asset retirement obligations	15.1
Pension obligations	11.8
Accrued liabilities	0.9

Total estimated fair value of liabilities assumed	76.8

Total estimated purchase consideration	$153.3

Preliminary allocation of estimated purchase consideration:
Inventories	$9.5
Land and mineral rights	25.4
Capitalized asset retirement costs	15.1
Plant and equipment	103.3

Total	$153.3

The Kemmerer Mine generated $29.4 million of revenue and $6.9 million of operating income since the January 31, 2012 acquisition date, and these amounts are included in the Company’s consolidated statement of operations for the three months ended March 31, 2012.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred on January 1, 2011. The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on January 1, 2011, or of future results of operations.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(In thousands, except per share data)
Total Revenues
As reported	$145,888	$127,764
Pro forma	$159,883	$158,964
Operating Income
As reported	$7,738	$7,440
Pro forma	$9,878	$7,086
Net loss applicable to common shareholders
As reported	$(830)	$(17,951)
Pro forma	$99	$(21,911)
Net loss per share applicable to common shareholders
As reported	$(0.06)	$(1.45)
Pro forma	$0.01	$(1.77)

3.	ACCOUNTING POLICIES

Effective January 1, 2012, the Company adopted an accounting standards update which generally aligns the principles for fair value measurements and the related disclosure requirements under Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance requires additional disclosures regarding details about Level 3 fair value measurements, including quantitative information about the significant unobservable inputs used in estimating fair value, a discussion of the sensitivity of the measurement to these inputs and a description of the entity’s valuation processes. Disclosures will also be needed concerning any transfers between Level 1 and 2 of the fair value hierarchy (not just significant transfers as previous guidance required) and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2012, the Company adopted accounting standards updates with guidance on the presentation of other comprehensive income. These standards require an entity to either present components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. Accordingly, the Company has presented net income and other comprehensive income in two consecutive statements.

4.	INVENTORIES

Inventories consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Coal stockpiles	$997	$309
Coal fuel inventories	4,115	3,755
Materials and supplies	32,700	22,508
Reserve for obsolete inventory	(1,068)	(876)

Total	$36,744	$25,696

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

5.	RESTRICTED INVESTMENTS AND BOND COLLATERAL

The Company’s restricted investments and bond collateral consists of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Coal Segment:
Westmoreland Mining - debt reserve account	$11,664	$11,664
Reclamation bond collateral:
Kemmerer Mine	24,700	—
Absaloka Mine	13,629	13,593
Rosebud Mine	12,264	12,264
Beulah Mine	1,270	1,270
Power Segment:
Letter of credit account	5,985	5,983
Corporate Segment:
Postretirement medical benefit bonds	7,438	7,039
Workers’ compensation bonds	6,528	6,492

Total restricted investments and bond collateral	$83,478	$58,305

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

The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at March 31, 2012 are as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$69,571	$69,571	Level 1
Time deposits	7,705	7,705	Level 1
Held-to-maturity securities	4,789	5,195	Level 2
Available-for-sale securities	1,413	1,413	Level 1

	$83,478	$83,884

The Company recorded a gain of less than $0.1 million on the sale of available-for-sale securities held as restricted investments and bond collateral in the three months ended March 31, 2012.

Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral

The amortized cost, gross unrealized holding gains and fair value of held-to-maturity securities at March 31, 2012 is as follows (in thousands):

Amortized cost	$4,789
Gross unrealized holding gains	406

Fair value	$5,195

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Maturities of held-to-maturity securities are as follows at March 31, 2012:

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$644	$646
Due in five years or less	2,534	2,633
Due after five years to ten years	813	974
Due in more than ten years	798	942

	$4,789	$5,195

The Company does not intend to sell its held-to-maturity securities and it is not more likely than not that the Company will be required to sell the securities before recovery of amortized cost bases, which may be maturity.

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at March 31, 2012 is as follows (in thousands):

Cost basis	$1,243
Gross unrealized holding gains	170

Fair value	$1,413

6.	LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding under the Company’s lines of credit and long-term debt consist of the following:

	Total Debt Outstanding
	March 31, 2012	December 31, 2011
	(In thousands)
Corporate:
Senior secured notes	$275,000	$150,000
Debt discount	(12,154)	(6,831)
Westmoreland Mining, LLC:
Revolving line of credit	—	—
Term debt	114,000	117,500
Capital lease obligations	12,715	13,967
Other term debt	1,969	2,071
Westmoreland Resources, Inc.:
Capital lease obligations	4,969	5,562

Total debt outstanding	396,499	282,269
Less current portion	(21,005)	(20,795)

Total debt outstanding, less current portion	$375,494	$261,474

The following table presents aggregate contractual debt maturities of all long-term debt and the lines of credit at March 31, 2012 (in thousands):

Remainder of 2012	$16,195
2013	24,862
2014	23,316
2015	21,248
2016	20,532
2017	22,000
Thereafter	280,500

Total	408,653
Less: debt discount	(12,154)

Total debt	$396,499

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Corporate

On January 31, 2012, the Company completed the private placement of $125.0 million of senior secured notes due in 2018 (the “Add-On Notes”), which notes were additional notes issued pursuant to the existing Parent Notes indenture (the “Parent Notes”). The Add-On Notes were issued at a 4.5% original issue discount. In 2011, the Company capitalized $0.2 million of debt issuance costs related to the Add-On Notes Offering and has capitalized debt issuance costs of $4.5 million in 2012. The Company funded the Kemmerer Mine acquisition through the net proceeds from the Add-On Notes. The Company is required to register the notes issued under the Add-On Notes offering with the SEC, pursuant to a registration rights agreement, within 120 days after the completion of the offering, which was January 31, 2012.

At March 31, 2012, the Company has $275.0 million of senior secured notes outstanding. The notes mature February 18, 2018, and bear a fixed interest rate of 10.750%, payable semi-annually, in arrears, on February 1 and August 1 of each year. Substantially all of the assets of the Parent, WRI, Kemmerer and ROVA constitute collateral for the senior secured notes as to which the holders of these notes have a first priority lien. Under the indenture governing the senior secured notes, the Company is required to offer a portion of its Excess Cash Flow (as defined by the indenture) for each fiscal year to purchase some of these notes at 100% of the principal amount. Since the issuance of the Parent Notes, the Company has not had Excess Cash Flow.

The indenture governing the Parent Notes contains, among other provisions, events of default and various affirmative and negative covenants. As of March 31, 2012, the Company was in compliance with all covenants.

Westmoreland Mining LLC

WML has outstanding $114.0 million in term debt as of March 31, 2012 and is party to a revolving credit facility with a maximum availability of $25.0 million. In the three months ended March 31, 2012, WML repaid $3.5 million on its term debt and $1.3 million of its capital lease obligations and other term debt. WML did not enter into any new capital leases during the three months ended March 31, 2012. The weighted average interest rate for WML’s capital leases and other term debt was 8.03% and 6.17%, respectively, at March 31, 2012.

The available balance on the $25.0 million revolving line of credit at March 31, 2012 was $23.1 million. The revolving line of credit supports a $1.9 million letter of credit, which reduces the available balance. The interest rate on the revolving line of credit was 3.75% at March 31, 2012.

WML’s lending arrangements contain, among other provisions, events of default and various affirmative and negative covenants. As of March 31, 2012, WML was in compliance with all covenants.

Westmoreland Resources, Inc.

In the three months ended March 31, 2012, WRI repaid $0.6 million of its capital lease obligations. WRI did not enter into any new capital leases during the three months ended March 31, 2012. The weighted average interest rate for WRI’s capital leases was 6.77% at March 31, 2012.

7.	PENSION AND POSTRETIREMENT MEDICAL BENEFITS

Pension

The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements. The Company froze its pension plan for non-union employees in 2009.

The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$440	$153
Interest cost	1,448	1,120
Expected return on plan assets	(1,905)	(1,106)
Amortization of deferred items	729	385

Total net periodic benefit cost	$712	$552

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company is required by a WML loan covenant to ensure that by 8.5 months after the end of the plan year, the value of its pension assets are at least 90% of the plan’s year end actuarially determined pension liability.

The Company contributed less than $0.1 million in cash to its pension plans in the three months ended March 31, 2012 and expects to make $5.8 million of pension plan contributions during the remainder of 2012.

Postretirement Medical Benefits

The Company provides postretirement medical benefits to retired employees and their dependents as mandated by the Coal Industry Retiree Health Benefit Act of 1992 and pursuant to collective bargaining agreements. The Company also provides these benefits to qualified full-time employees pursuant to collective bargaining agreements.

The Company incurred net periodic benefit costs of providing postretirement medical benefits as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$652	$123
Interest cost	2,985	2,627
Amortization of deferred items	643	(72)

Total net periodic benefit cost	$4,280	$2,678

The following table shows the net periodic medical benefit costs that relate to current operations and former mining operations:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Former mining operations	$2,829	$2,314
Current operations	1,451	364

Total net periodic benefit cost	$4,280	$2,678

The costs for the former mining operations are included in Heritage health benefit expenses and the costs for current operations are included as operating expenses.

The Company expects to pay approximately $9.0 million for postretirement medical benefits during the remainder of 2012, net of Medicare Part D reimbursements. A total of $2.9 million was paid in the three months ended March 31, 2012 net of Medicare Part D reimbursements.

8.	HERITAGE HEALTH BENEFIT EXPENSES

The caption Heritage health benefit expenses used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Health care benefits	$2,801	$2,454
Combined benefit fund payments	561	686
Workers’ compensation benefits	121	158
Black lung benefits	327	480

Total	$3,810	$3,778

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

9.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLES, AND RECLAMATION DEPOSITS

The asset retirement obligations, contractual third-party reclamation receivables, and reclamation deposits for each of the Company’s mines and ROVA at March 31, 2012 are summarized below:

	Asset Retirement Obligations	Contractual Third- Party Reclamation Receivables	Reclamation Deposits
	(In thousands)
Rosebud	$110,119	$16,004	$71,807
Jewett	83,584	83,584	—
Absaloka	25,330	231	—
Beulah	18,670	—	—
Kemmerer	15,338	—	—
Savage	4,871	—	—
ROVA	784	—	—

Total	$258,696	$99,819	$71,807

Asset Retirement Obligations

Changes in the Company’s asset retirement obligations are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Asset retirement obligations, beginning of period	$247,478	$241,643
Accretion	5,283	5,019
Liabilities settled	(4,411)	(4,310)
Asset retirement obligation acquired	15,103	—
Changes due to amount and timing of reclamation	(4,757)	—

Asset retirement obligations, end of period	258,696	242,352
Less current portion	(16,050)	(15,235)

Asset retirement obligations, less current portion	$242,646	$227,117

Contractual Third-Party Reclamation Receivables

The Company has recognized an asset of $99.8 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.

Reclamation Deposits

The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at March 31, 2012 are as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$36,809	$36,809	Level 1
Held-to-maturity securities	19,694	20,909	Level 2
Time deposits	14,218	14,218	Level 1
Available-for-sale securities	1,086	1,086	Level 1

	$71,807	$73,022

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Held-to-maturity and Available-for-sale Reclamation Deposits

The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at March 31, 2012 are as follows (in thousands):

Amortized cost	$19,694
Gross unrealized holding gains	1,253
Gross unrealized holding losses	(38)

Fair value	$20,909

Maturities of held-to-maturity securities at March 31, 2012 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$1,001	$1,039
Due in five years or less	3,542	3,589
Due after five years to ten years	10,063	10,555
Due in more than ten years	5,088	5,726

	$19,694	$20,909

The Company does not intend to sell its held-to-maturity securities and it is not more likely than not that the Company will be required to sell the securities before recovery of amortized cost bases, which may be maturity.

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at March 31, 2012 are as follows (in thousands):

Cost basis	$1,000
Gross unrealized holding gains	86

Fair value	$1,086

10.	FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Notes 5 and 9 for additional disclosures related to fair value measurements.

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

The table below sets forth, by level, the Company’s financial assets that are accounted for at fair value:

Fair Value at March 31, 2012
Level 1
(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$1,413
Available-for-sale investments included in Reclamation deposits	1,086

Total assets	$2,499

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company calculates the fair value of its long-term debt by using discount rate estimates based on interest rates as of March 31, 2012. The valuation for long-term debt would be categorized as Level 3 under the fair value hierarchy. The estimated fair values of the Company’s debt with fixed interest rates are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2011	$260,669	$262,535
March 31, 2012	$376,845	$365,818

The Company’s non-recurring fair value measurements include asset retirement obligations, please refer to Note 9, and the purchase price allocations for the fair value of assets and liabilities acquired through business combinations, please refer to Note 2.

The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to reclamation liabilities using level 3 inputs. The significant inputs used to calculate such liabilities includes estimates of costs to be incurred, the Company’s credit adjusted discount rate, inflation rates and estimated dates of reclamation. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted using the units-of-production method.

The fair value of assets and liabilities acquired through business combinations is calculated using a discounted-cash flow approach using level 3 inputs. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors.

11.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has outstanding Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. In March 2012, the Company paid $0.3 million of preferred stock dividends.

12.	RESTRICTED STOCK UNITS, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (SARs)

The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Recognition of fair value of restricted stock units, stock options, and stock appreciation rights over vesting period; and issuance of common stock	$744	$569
Contributions of stock to the Company’s 401(k) plan	1,158	1,084

Total share-based compensation expense	$1,902	$1,653

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended March 31, 2012 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2011	302,033	$12.46
Non-vested at March 31, 2012	302,033	$12.46	$2,231	(1)

(1)	Expected to be recognized over the next three years.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Stock Options

Information with respect to stock option activity for the three months ended March 31, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2011	220,423	$20.53	5.0
Expired or forfeited	(7,600)	$19.03

Outstanding and exercisable at March 31, 2012	212,823	$20.59	4.8	$—	$—

Stock Appreciation Rights

Information with respect to stock appreciation rights, or SARs, activity for the three months ended March 31, 2012 is as follows:

	SARs	Weighted Average Base Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2011	111,734	$22.20	3.7
Outstanding and exercisable at March 31, 2012	111,734	$22.20	3.21	$—	$—

13.	EARNINGS PER SHARE

Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, and restricted stock units. No such items were included in the computation of diluted loss per share in the three months ended March 31, 2012 and March 31, 2011 because the Company incurred a loss from operations in this period and the effect of inclusion would have been anti-dilutive.

The table below shows the number of shares that were excluded from the calculation of diluted income (loss) per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Convertible securities	1,093	1,094
Restricted stock units, stock options and SARs	626	598

Total shares excluded from diluted shares calculation	1,719	1,692

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

14.	BUSINESS SEGMENT INFORMATION

Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income.

The Company’s operations are classified into four segments: coal, power, heritage and corporate.

Summarized financial information by segment is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended March 31, 2012
Revenues	$125,166	$20,722	$—	$—	$145,888
Depreciation, depletion, and amortization	10,683	2,498	—	108	13,289
Operating income (loss)	13,089	2,790	(4,010)	(4,131)	7,738
Total assets	698,592	195,123	14,248	47,039	955,002
Capital expenditures	3,936	511	—	(27)	4,420
Three Months Ended March 31, 2011
Revenues	$104,136	$23,628	$—	$—	$127,764
Depreciation, depletion, and amortization	8,613	2,553	—	79	11,245
Operating income (loss)	8,819	4,619	(4,170)	(1,828)	7,440
Total assets	516,725	206,894	12,541	51,827	787,987
Capital expenditures	2,688	227	—	8	2,923

A reconciliation of segment operating income to income (loss) before income taxes follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Income from operations	$7,738	$7,440
Interest expense	(9,883)	(6,967)
Loss on extinguishment of debt	—	(17,030)
Interest income	406	382
Other income (loss)	176	(3,017)

Income (loss) before income taxes	$(1,563)	$(19,192)

15.	CONTINGENCIES

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

CONSOLIDATING BALANCE SHEETS

March 31, 2012

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$32,394	$2,487	$2,696	$12,530	$—	$50,107
Receivables:
Trade	—	12,073	15,385	28,247	—	55,705
Contractual third-party reclamation receivables	—	—	51	10,502	—	10,553
Intercompany receivable/payable	(15,370)	—	7,565	(25,511)	33,316	—
Other	227	—	9,560	846	(8,649)	1,984

	(15,143)	12,073	32,561	14,084	24,667	68,242
Inventories	—	4,115	14,199	18,430	—	36,744
Other current assets	848	262	2,864	3,019	—	6,993

Total current assets	18,099	18,937	52,320	48,063	24,667	162,086

Property, plant and equipment:
Land and mineral rights	—	1,156	43,677	64,884	—	109,717
Capitalized asset retirement cost	—	239	26,191	97,780	—	124,210
Plant and equipment	3,221	219,013	222,163	190,415	—	634,812

	3,221	220,408	292,031	353,079	—	868,739
Less accumulated depreciation, depletion and amortization	2,248	54,363	92,529	192,851	—	341,991

Net property, plant and equipment	973	166,045	199,502	160,228	—	526,748
Advanced coal royalties	—	—	—	2,507	—	2,507
Reclamation deposits	—	—	—	71,807	—	71,807
Restricted investments and bond collateral	13,966	5,985	38,329	25,198	—	83,478
Contractual third-party reclamation receivables, less current portion	—	—	180	89,086	—	89,266
Intangible assets	—	4,153	—	309	—	4,462
Investment in subsidiaries	267,063	—	(792)	3,770	(270,041)	—
Other assets	11,347	—	988	2,313	—	14,648

Total Assets	$311,448	$195,120	$290,527	$403,281	$(245,374)	$955,002

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS

March 31, 2012

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Liabilities and Shareholders’ Deficit
Current liabilities
Current installments of long-term debt	$(1,132)	$—	$2,373	$20,184	$(420)	$21,005
Accounts payable and accrued expenses:
Trade	2,347	7,905	9,105	34,978	(8,188)	46,147
Production taxes	—	506	4,395	24,738	—	29,639
Workers’ compensation	906	—	—	—	—	906
Postretirement medical benefits	11,796	—	—	1,383	—	13,179
SERP	391	—	—	—	—	391
Deferred revenue	—	8,714	2,719	1,957	—	13,390
Asset retirement obligations	—	—	1,766	14,284	—	16,050
Other current liabilities	5,583	—	3,393	44	(40)	8,980

Total current liabilities	19,891	17,125	23,751	97,568	(8,648)	149,687

Long-term debt, less current installments	264,397	—	2,594	108,503	—	375,494
Workers’ compensation, less current portion	10,640	—	—	—	—	10,640
Excess of pneumoconiosis benefit obligation over trust assets	6,892	—	—	—	—	6,892
Postretirement medical benefits, less current portion	207,214	—	49,873	38,156	—	295,243
Pension and SERP obligations, less current portion	25,288	243	11,927	3,226	—	40,684
Deferred revenue, less current portion	—	56,452	—	7,106	—	63,558
Asset retirement obligations, less current portion	—	784	38,901	202,961	—	242,646
Intangible liabilities	—	7,389	—	—	—	7,389
Other liabilities	1,033	—	9,243	1,575	—	11,851
Intercompany receivable/payable	25,175	—	(2,902)	27,082	(49,355)	—

Total liabilities	560,530	81,993	133,387	486,177	(58,003)	1,204,084

Shareholders’ deficit:
Preferred stock	160	—	—	—	—	160
Common stock	34,831	5	110	132	(247)	34,831
Other paid-in capital	127,871	52,779	112,756	60,339	(225,874)	127,871
Accumulated other comprehensive loss	(120,656)	(338)	16	(22,759)	23,081	(120,656)
Accumulated earnings (deficit)	(281,971)	60,681	44,258	(120,608)	15,669	(281,971)

Total Westmoreland Coal Company shareholders’ deficit	(239,765)	113,127	157,140	(82,896)	(187,371)	(239,765)
Noncontrolling interest	(9,317)	—	—	—	—	(9,317)

Total equity (deficit)	(249,082)	113,127	157,140	(82,896)	(187,371)	(249,082)

Total Liabilities and Shareholders’ Deficit	$311,448	$195,120	$290,527	$403,281	$(245,374)	$955,002

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS

December 31, 2011

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$26,141	$6	$143	$4,493	$—	$30,783
Receivables:
Trade	—	12,651	68	33,516	—	46,235
Contractual third-party reclamation receivables	—	—	56	11,203	—	11,259
Intercompany receivable/payable	(20,756)	—	9,657	(22,308)	33,407	—
Other	224	216	9,256	2,212	(8,415)	3,493

	(20,532)	12,867	19,037	24,623	24,992	60,987
Inventories	—	3,756	4,490	17,450	—	25,696
Other current assets	668	179	1,000	3,140	—	4,987

Total current assets	6,277	16,808	24,670	49,706	24,992	122,453

Property, plant and equipment:
Land and mineral rights	—	1,156	18,306	64,876	—	84,338
Capitalized asset retirement cost	—	239	11,088	102,536	—	113,863
Plant and equipment	3,249	217,846	117,836	188,196	—	527,127

	3,249	219,241	147,230	355,608	—	725,328
Less accumulated depreciation, depletion and amortization	(2,140)	(51,864)	(88,762)	(185,830)	—	(328,596)

Net property, plant and equipment	1,109	167,377	58,468	169,778	—	396,732
Advanced coal royalties	—	—	—	2,552	—	2,552
Reclamation deposits	—	—	—	71,939	—	71,939
Restricted investments and bond collateral	13,532	5,983	13,592	25,198	—	58,305
Contractual third-party reclamation receivables, less current portion	—	—	169	87,505	—	87,674
Intangible assets	—	4,563	—	316	—	4,879
Investment in subsidiaries	161,371	—	(792)	3,770	(164,349)	—
Other assets	11,085	—	1,078	2,475	—	14,638

Total Assets	$193,374	$194,731	$97,185	$413,239	$(139,357)	$759,172

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS

December 31, 2011

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Liabilities and Shareholders’ Deficit
Current liabilities
Current installments of long-term debt	$1,125	$—	$2,409	$19,208	$(1,947)	$20,795
Accounts payable and accrued expenses:
Trade	4,286	8,183	4,069	35,377	(6,589)	45,326
Production taxes	—	3	980	24,622	—	25,605
Workers’ compensation	911	—	—	—	—	911
Postretirement medical benefits	11,796	—	—	1,383	—	13,179
SERP	391	—	—	—	—	391
Deferred revenue	—	8,800	—	1,052	—	9,852
Asset retirement obligations	—	—	1,384	18,381	—	19,765
Other current liabilities	6,752	259	1,276	44	(33)	8,298

Total current liabilities	25,261	17,245	10,118	100,067	(8,569)	144,122

Long-term debt, less current installments	143,991	—	3,152	114,331	—	261,474
Workers’ compensation, less current portion	10,715	—	—	—	—	10,715
Excess of pneumoconiosis benefit obligation over trust assets	6,565	—	—	—	—	6,565
Postretirement medical benefits, less current portion	207,650	—	—	37,812	—	245,462
Pension and SERP obligations, less current portion	25,555	245	—	3,191	—	28,991
Deferred revenue, less current portion	—	58,539	—	7,295	—	65,834
Asset retirement obligations, less current portion	—	770	23,373	203,570	—	227,713
Intangible liabilities	—	7,644	—	—	—	7,644
Other liabilities	976	—	7,901	1,633	—	10,510
Intercompany receivable/payable	22,519	—	(10)	29,202	(51,711)	—

Total liabilities	443,232	84,443	44,534	497,101	(60,280)	1,009,030

Shareholders’ deficit:
Preferred stock	160	—	—	—	—	160
Common stock	34,527	5	110	132	(247)	34,527
Other paid-in capital	126,288	52,775	16,373	59,893	(129,041)	126,288
Accumulated other comprehensive loss	(121,455)	(343)	15	(23,168)	23,496	(121,455)
Accumulated earnings (deficit)	(281,141)	57,851	36,153	(120,719)	26,715	(281,141)

Total Westmoreland Coal Company shareholders’ deficit	(241,621)	110,288	52,651	(83,862)	(79,077)	(241,621)
Noncontrolling interest	(8,237)	—	—	—	—	(8,237)

Total equity (deficit)	(249,858)	110,288	52,651	(83,862)	(79,077)	(249,858)

Total Liabilities and Shareholders’ Deficit	$193,374	$194,731	$97,185	$413,239	$(139,357)	$759,172

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2012

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$20,722	$36,843	$95,416	$(7,093)	$145,888
Costs, expenses and other:
Cost of sales	—	14,497	25,857	77,502	(7,093)	110,763
Depreciation, depletion and amortization	108	2,498	3,779	6,904	—	13,289
Selling and administrative	3,067	937	3,359	7,699	(1,527)	13,535
Heritage health benefit expenses	3,569	—	—	241	—	3,810
Loss on sales of assets	—	—	—	38	—	38
Other operating income	—	—	(4,812)	—	1,527	(3,285)

	6,744	17,932	28,183	92,384	(7,093)	138,150

Operating income (loss)	(6,744)	2,790	8,660	3,032	—	7,738
Other income (expense):
Interest expense	(6,900)	(10)	(94)	(2,899)	20	(9,883)
Interest income	50	2	53	321	(20)	406
Other income (loss)	52	—	24	100	—	176

	(6,798)	(8)	(17)	(2,478)	—	(9,301)

Income (loss) before income taxes	(13,542)	2,782	8,643	554	—	(1,563)
Equity in income of subsidiaries	11,944	—	—	—	(11,944)	—

	(1,598)	2,782	8,643	554	(11,944)	(1,563)
Income tax expense (benefit)	(28)	—	538	1,619	(2,122)	7

Net income (loss)	(1,570)	2,782	8,105	(1,065)	(9,822)	(1,570)
Less net loss attributable to noncontrolling interest	(1,080)	—	—	—	—	(1,080)

Net income (loss) attributable to the Parent company	$(490)	$2,782	$8,105	$(1,065)	$(9,822)	$(490)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2011

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$23,628	$14,824	$103,197	$(13,885)	$127,764
Costs, expenses and other:
Cost of sales	—	15,559	11,152	84,684	(13,885)	97,510
Depreciation, depletion and amortization	79	2,553	2,051	6,562	—	11,245
Selling and administrative	2,379	897	1,008	5,021	—	9,305
Heritage health benefit expenses	3,576	—	—	202	—	3,778
Loss on sales of assets	—	—	—	83	—	83
Other operating income	—	—	(1,597)	—	—	(1,597)

	6,034	19,009	12,614	96,552	(13,885)	120,324

Operating income (loss)	(6,034)	4,619	2,210	6,645	—	7,440
Other income (expense):
Interest expense	(3,073)	(428)	(301)	(3,184)	19	(6,967)
Loss on extinguishment of debt	(7,873)	(9,073)	(84)	—	—	(17,030)
Interest income	60	6	68	267	(19)	382
Other income (loss)	(3,079)	—	33	29	—	(3,017)

	(13,965)	(9,495)	(284)	(2,888)	—	(26,632)

Income (loss) before income taxes	(19,999)	(4,876)	1,926	3,757	—	(19,192)
Equity in income of subsidiaries	(1,104)	—	—	—	1,104	—

	(18,895)	(4,876)	1,926	3,757	(1,104)	(19,192)
Income tax expense (benefit)	(163)	—	547	1,566	(2,410)	(460)

Net income (loss)	(18,732)	(4,876)	1,379	2,191	1,306	(18,732)
Less net loss attributable to noncontrolling interest	(1,121)	—	—	—	—	(1,121)

Net income (loss) attributable to the Parent company	$(17,611)	$(4,876)	$1,379	$2,191	$1,306	$(17,611)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2012

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net loss	$(1,570)	$2,782	$8,105	$(1,065)	$(9,822)	$(1,570)

Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	538	5	—	186	—	729
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	400	—	—	243	—	643
Tax effect of other comprehensive income gains	(504)	—	—	—	—	(504)
Unrealized and realized gains and losses on available-for-sale securities	(52)	—	1	(18)	—	(69)

Other comprehensive income	382	5	1	411	—	799

Comprehensive income (loss) attributable to Westmoreland Coal Company	$(1,188)	$2,787	$8,106	$(654)	$(9,822)	$(771)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2011

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net loss	$(18,732)	$(4,876)	$1,379	$2,191	$1,306	$(18,732)

Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	203	2	—	180	—	385
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	(145)	—	—	73	—	(72)
Tax effect of other comprehensive income gains	—	—	—	—	(110)	(110)
Unrealized and realized gains and losses on available-for-sale securities	9	—	(26)	(13)	—	(30)

Other comprehensive income (loss)	67	2	(26)	240	(110)	173

Comprehensive income (loss) attributable to Westmoreland Coal Company	$(18,665)	$(4,874)	$1,353	$2,431	$1,196	$(18,559)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Statements of Cash Flows
Cash flows from operating activities:
Net income (loss)	$(1,570)	$2,782	$8,105	$(1,065)	$(9,822)	$(1,570)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	11,944	—	—	—	(11,944)	—
Depreciation, depletion, and amortization	108	2,498	3,779	6,904	—	13,289
Accretion of asset retirement obligation and receivable	—	15	826	2,012	—	2,853
Amortization of intangible assets and liabilities, net	—	155	—	7	—	162
Non-cash tax benefits	(504)	—	—	—	—	(504)
Share-based compensation	737	9	121	1,035	—	1,902
Loss on sale of assets	—	—	—	38	—	38
Amortization of deferred financing costs	604	—	91	162	—	857
Gain on sales of investment securities	(52)	—	—	—	—	(52)
Changes in operating assets and liabilities:
Receivables, net	(3)	794	(15,621)	5,699	1,761	(7,370)
Inventories	—	(359)	(156)	(980)	—	(1,495)
Excess of pneumoconiosis benefit obligation over trust assets	327	—	—	—	—	327
Accounts payable and accrued expenses	(3,724)	(297)	7,679	(82)	(1,606)	1,970
Deferred revenue	—	(2,173)	2,719	716	—	1,262
Accrual for workers’ compensation	(80)	—	—	—	—	(80)
Asset retirement obligations	—	—	(19)	(2,423)	—	(2,442)
Accrual for postretirement medical benefits	(35)	—	873	586	—	1,424
Pension and SERP obligations	271	3	103	220	—	597
Other assets and liabilities	357	(218)	1,591	90	—	1,820

Net cash provided by (used in) operating activities	8,380	3,209	10,091	12,919	(21,611)	12,988

Cash flows from investing activities:
Distributions received by subsidiaries	3,500	—	—	—	(3,500)	—
Additions to property, plant and equipment	27	(511)	(1,171)	(2,765)	—	(4,420)
Change in restricted investments and bond collateral and reclamation deposits	(809)	(2)	(24,736)	114	—	(25,433)
Cash payments related to acquisitions	4,000	—	(76,522)	—	—	(72,522)
Net proceeds from sales of assets	—	—	20	—	—	20
Proceeds from sale of restricted investments	375	—	—	—	—	375
Receivable from customer for property and equipment purchases	—	—	—	(591)	—	(591)

Net cash provided by (used in) investing activities	7,093	(513)	(102,409)	(3,242)	(3,500)	(102,571)

Cash flows from financing activities:
Change in book overdrafts	140	(259)	2	1	—	(116)
Borrowings of long-term debt, net of debt discount	119,364	—	—	—	—	119,364
Repayments of long-term debt	—	—	(593)	(4,852)	—	(5,445)
Debt issuance and other refinancing costs	(4,556)	—	—	—	—	(4,556)
Dividends/distributions	(340)	—	—	(3,500)	3,500	(340)
Transactions with Parent/affiliates	(123,828)	44	95,462	6,711	21,611	—

Net cash provided by (used in) financing activities	(9,220)	(215)	94,871	(1,640)	25,111	108,907

Net increase (decrease) in cash and cash equivalents	6,253	2,481	2,553	8,037	—	19,324
Cash and cash equivalents, beginning of period	26,141	6	143	4,493	—	30,783

Cash and cash equivalents, end of period	$32,394	$2,487	$2,696	$12,530	$—	50,107

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2011

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Statements of Cash Flows
Cash flows from operating activities:
Net income (loss)	$(18,732)	$(4,875)	$1,378	$2,192	$1,305	$(18,732)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(1,104)	—	—	—	1,104	—
Depreciation, depletion, and amortization	79	2,553	2,051	6,562	—	11,245
Accretion of asset retirement obligation and receivable	—	14	758	1,928	—	2,700
Amortization of intangible assets and liabilities, net	—	155	—	8	—	163
Non-cash tax benefits	—	—	—	—	(110)	(110)
Share-based compensation	1,653	—	—	—	—	1,653
Loss on sale of assets	—	—	—	83	—	83
Amortization of deferred financing costs	377	(21)	109	170	—	635
Loss on extinguishment of debt	7,873	9,073	84	—	—	17,030
Loss on derivative	3,079	—	—	—	—	3,079
Changes in operating assets and liabilities:
Receivables, net	(95)	245	(4,001)	3,803	3,678	3,630
Inventories	—	(1,873)	415	(1,151)	—	(2,609)
Excess of pneumoconiosis benefit obligation over trust assets	480	—	—	—	—	480
Accounts payable and accrued expenses	(2,499)	533	(147)	7,791	(3,669)	2,009
Deferred revenue	—	(2,374)	(312)	701	—	(1,985)
Accrual for workers’ compensation	(67)	—	—	—	—	(67)
Asset retirement obligations	—	—	(673)	(1,988)	—	(2,661)
Accrual for postretirement medical benefits	(870)	—	—	245	—	(625)
Pension and SERP obligations	(193)	—	—	(201)	—	(394)
Other assets and liabilities	2,425	(314)	1,202	(2,425)	(230)	658

Net cash provided by (used in) operating activities	(7,594)	3,116	864	17,718	2,078	16,182

Cash flows from investing activities:
Distributions received by subsidiaries	11,700	—	—	—	(11,700)	—
Additions to property, plant and equipment	(8)	(227)	(112)	(2,576)	—	(2,923)
Change in restricted investments and bond collateral and reclamation deposits	(440)	2,587	(45)	(3,182)	—	(1,080)
Net proceeds from sales of assets	—	—	—	22	—	22
Receivable from customer for property and equipment purchases	—	—	—	(1,903)	—	(1,903)

Net cash provided by (used in) investing activities	11,252	2,360	(157)	(7,639)	(11,700)	(5,884)

Cash flows from financing activities:
Change in book overdrafts	(146)	—	(674)	928	—	108
Borrowings of long-term debt, net of debt discount	142,500	—	—	—	—	142,500
Repayments of long-term debt	(2,532)	(46,220)	(10,230)	(1,409)	—	(60,391)
Borrowings on revolving lines of credit	—	1,500	12,200	37,000	—	50,700
Repayments on revolving lines of credit	—	(1,500)	(29,100)	(38,500)	—	(69,100)
Debt issuance and other refinancing costs	(5,779)	(9,077)	100	—	—	(14,756)
Dividends/distributions	(20,281)	—	—	(11,700)	11,700	(20,281)
Exercise of stock options	131	—	—	—	—	131
Transactions with Parent/affiliates	(81,051)	52,656	27,158	3,315	(2,078)	—

Net cash provided by (used in) financing activities	32,842	(2,641)	(546)	(10,366)	9,622	28,911

Net increase (decrease) in cash and cash equivalents	36,500	2,835	161	(287)	—	39,209
Cash and cash equivalents, beginning of period	271	880	—	4,624	—	5,775

Cash and cash equivalents, end of period	$36,771	$3,715	$161	$4,337	$—	44,984

17.	SUBSEQUENT EVENT

The Company’s coal supply contract with Coyote Station, located adjacent to its Beulah Mine, expires in May 2016. Based on the uncertainty of securing a new contract with Coyote Station, in the fourth quarter of 2011 the Company revised various accounting estimates to reflect the impact on mining operations of the current contract’s expiration in 2016. These changes resulted in revised depreciable asset and coal reserve lives and asset retirement obligations.

On May 3, 2012, Coyote Station informed the Company they are entering into a mine development agreement with another provider that will likely result in a coal supply agreement with that provider. As a result, Coyote Station will not purchase coal from the Company’s Beulah Mine after the expiration of its current contract. For the past several years, the Beulah Mine has averaged 2.4 million tons of coal sold per year to Coyote Station. The Company is currently considering strategic alternatives for its Beulah Mine, which also provides approximately 0.5 million tons of coal to the Heskett Station power plant on an annual basis.

As the Company had previously changed its accounting estimates, the Company does not expect this development to materially impact its financial results until the contract expires in 2016.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about our expectation that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the next twelve months and for the foreseeable future and our anticipated cash spend on heritage health and pension obligations.

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

•	the other factors that are described in “Risk Factors” under Part I, Item 1A of the 2011 Form 10-K and in this Quarterly Report.

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

Overview

Westmoreland Coal Company is an energy company whose operations include six surface coal mines in Montana, Wyoming, North Dakota and Texas, and two coal-fired power-generating units in North Carolina. We sold 21.8 million tons of coal in 2011. Our two principal operating segments are our coal and power segments. Our two non-operating segments are our heritage and corporate segments. Our heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our corporate segment consists primarily of corporate administrative expenses.

We are a holding company and conduct our operations through subsidiaries. We have significant cash requirements to fund our ongoing heritage health benefit costs and corporate overhead expenses. The principal sources of cash flow to us are distributions from our principal operating subsidiaries.

Recent Developments

Our coal supply contract with Coyote Station, located adjacent to our Beulah Mine, expires in May 2016. Based on the uncertainty of securing a new contract with Coyote Station, in the fourth quarter of 2011 we revised various accounting estimates to reflect the impact on mining operations of the current contract’s expiration in 2016. These changes resulted in revised depreciable asset and coal reserve lives and asset retirement obligations.

On May 3, 2012, Coyote Station informed us they are entering into a mine development agreement with another provider that will likely result in a coal supply agreement with that provider. As a result, Coyote Station will not purchase coal from our Beulah Mine after the expiration of our current contract. For the past several years, the Beulah Mine has averaged 2.4 million tons of coal sold per year to Coyote Station. We are currently considering strategic alternatives for our Beulah Mine, which also provides approximately 0.5 million tons of coal to the Heskett Station power plant on an annual basis.

As we had previously changed our accounting estimates, we do not expect this development to materially impact our financial results until the contract expires in 2016.

Kemmerer Mine Acquisition and Add-On Notes

On December 23, 2011, we entered into an agreement with Chevron Mining Inc., to acquire the Kemmerer surface coal mine located in Kemmerer, Wyoming. We closed this acquisition on January 31, 2012. This transaction included approximately 107 million tons of total proven or probable coal reserves as of December 31, 2011 The Kemmerer Mine has an estimated life at current production levels of approximately 22 years. The total consideration paid by us to acquire the Kemmerer Mine included $76.5 million in cash and our assumption of liabilities, including retiree medical benefits for current union employees, the underfunded portion of the pension and reclamation obligations.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

In January 2012, we completed the private placement of $125.0 million of senior secured notes due in 2018 (the “Add-On Notes”), which notes were additional notes issued under the existing Parent Notes (the “Parent Notes”) indenture. The net proceeds from the Add-On Notes financed the $76.5 million cash portion of the purchase price for the acquisition of the Kemmerer Mine and $24.7 million to satisfy the cash bonding obligations for the Kemmerer Mine. The net proceeds also covered the cash transaction costs associated with the Kemmerer acquisition and the Add-On Notes offering of approximately $6.1 million. The remaining net proceeds were partially used to fund the initial operating expenses associated with the Kemmerer Mine. The use of proceeds from the offering of Add-On Notes to finance the acquisition of the Kemmerer Mine is shown in the table below (in millions):

Proceeds received from the Add-On Notes	$125.0
Cash consideration for the Kemmerer acquisition	(76.5)
Reclamation bonding collateral	(24.7)
Transaction fees and expenses	(6.1)
Initial Purchaser’s discount	(5.6)

Remaining proceeds	$12.1

Pursuant to a registration rights agreement, we are required to register the Add-On Notes with the SEC within 120 days after the completion of the offering, which was January 31, 2012.

Xcel Fire

In November 2011, an explosion and subsequent fire occurred at Unit 3 of Xcel Energy’s Sherburne County Generating Station, or Unit 3, which is the largest customer of our Absaloka Mine. Xcel indicated that Unit 3 will be offline for an extended period while Xcel investigates the source of the explosion and the extent of the damage. Westmoreland Resources, Inc., or WRI, our wholly owned subsidiary that runs the Absaloka Mine, maintains business interruption insurance coverage and submitted a notice of loss to its insurance carriers. While our insurance carriers have accepted liability under the policy for the business interruption claim and we have started to receive cash proceeds, we are currently unable to determine the full impact of this interruption on our business or liquidity because we cannot predict the timing of Unit 3’s return to operation.

Results of Operations

Items that Affect Comparability of Our Results

For the three months ended March 31, 2011, our results included items that did not relate directly to ongoing operations, affecting the comparability of our results. The expense components of these items were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Loss on extinguishment of debt	$—	$(17,030)
Fair value adjustment on derivatives and related amortization of debt discount	—	(3,215)

Impact (pre-tax)	$—	$(20,245)

Items recorded in the three months ended March 31, 2011

•

In the three months ended March 31, 2011 as a result of the offering of the Parent Notes, we recorded $17.0 million of loss on extinguishment of debt. The loss included a $9.1 million make-whole payment for ROVA’s debt and $7.9 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs and convertible debt conversion expense.

•

In the three months ended March 31, 2011 upon the offering of the Parent Notes and subsequent retirement of our convertible debt, we recorded an expense of $3.1 million resulting from the mark-to-market accounting for the conversion feature in the notes with $0.1 million of interest expense of a related debt discount.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Summary

The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended March 31,
			Increase (Decrease)
	2012	2011	$	%
	(In thousands)
Revenues	$145,888	$127,764	$18,124	14.2%
Net loss applicable to common shareholders	(830)	(17,951)	17,121	(95.4)%
Adjusted EBITDA(1)	25,982	23,284	2,698	11.6%

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

Our first quarter 2012 revenues increased primarily due to a $21.0 million increase in our coal segment revenues mostly due to the Kemmerer acquisition, which was partially offset by a customer shutdown at our Absaloka Mine as a result of an accident at a customer’s facility as explained above. The increase in our coal segment revenues was further offset by reduced customer demand caused by unusually warm weather conditions during the first quarter of 2012. The increase in our coal segment revenues was offset by a $2.9 million decrease in our power segment revenues due to unplanned maintenance outages.

Our first quarter 2012 net loss applicable to common shareholders increased by $3.1 million, excluding $20.2 million of first quarter 2011 expense discussed in Items that Affect Comparability of Our Results. The primary factors, in aggregate, driving this increase in net loss were:

Three Months Ended March 31, 2012
(In millions)
Increase in interest expense primarily due to the offering of the Parent Notes and the Add-On Notes	$(3.1)
Decrease in our power segment operating income primarily due to unplanned maintenance outages	(1.8)
Decrease in our corporate segment operating income primarily due to increased compensation expense	(0.8)
Decrease due to other factors	(0.2)
Increase in our coal segment operating income primarily due to the Kemmerer acquisition	2.8

$(3.1)

Coal Segment Operating Results

The following table shows comparative coal revenues, operating income, Adjusted EBITDA and sales volume and percentage changes between periods:

	Three Months Ended March 31,
			Increase (Decrease)
	2012	2011	$	%
Revenues (in thousands)	$125,166	$104,136	$21,030	20.2%
Operating income (in thousands)	13,089	8,819	4,270	48.4%
Adjusted EBITDA (in thousands)(1)	27,811	21,285	6,526	30.7%
Tons sold - millions of equivalent tons	5.5	5.6	(0.1)	(1.8)%

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

Our first quarter 2012 coal segment revenues and operating income increased primarily due to the Kemmerer acquisition, which was partially offset by a customer shutdown at our Absaloka Mine as a result of an accident at a customer’s facility as explained above. Business interruption insurance proceeds have partially offset the decrease in operating income that was due to the accident and have been reported in Other operating income. The increase in revenues and operating income was further offset by reduced customer demand caused by unusually warm weather conditions. Overall tons sold decreased during the quarter primarily due to lower sales at our Absaloka Mine, which was partially offset with tons sold at our Kemmerer Mine.

Power Segment Operating Results

The following table shows comparative power revenues, operating income, Adjusted EBITDA, production and percentage changes between periods:

	Three Months Ended March 31,
			Increase (Decrease)
	2012	2011	$	%
	(In thousands)
Revenues	$20,722	$23,628	$(2,906)	(12.3)%
Operating income	2,790	4,619	(1,829)	(39.6)%
Adjusted EBITDA(1)	5,467	7,352	(1,885)	(25.6)%
Megawatts hours	373	435	(62)	(14.3)%

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

Our first quarter 2012 power segment revenues, operating income and megawatt hours decreased due to unplanned maintenance outages.

Heritage Segment Operating Results

The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Three Months Ended March 31,
			Increase (Decrease)
	2012	2011	$	%
	(In thousands)
Health care benefits	$2,801	$2,454	$347	14.1%
Combined benefit fund payments	561	686	(125)	(18.2)%
Workers’ compensation benefits	121	158	(37)	(23.4)%
Black lung benefits	327	480	(153)	(31.9)%

Total heritage health benefit expenses	3,810	3,778	32	0.8%
Selling and administrative costs	200	392	(192)	(49.0)%

Heritage segment operating loss	$4,010	$4,170	$(160)	(3.8)%

Our first quarter 2012 heritage operating expenses were comparable to the first quarter of 2011.

Corporate Segment Operating Results

Our corporate segment operating expenses for the first quarter of 2012 increased $2.3 million primarily due to a claim paid by our captive insurance entity related to a business interruption claim at our Absaloka Mine; however this expense was offset by proceeds recorded in the coal segment and thus had no impact on a consolidated basis. Additionally, corporate segment operating expenses increased due to higher compensation expenses.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

Nonoperating Results (including interest expense, interest income, other income (loss), income tax expense (benefit), and net loss attributable to noncontrolling interest)

Our interest expense for the first quarter of 2012 increased to $9.9 million compared with $7.0 million for the first quarter of 2011 primarily due to the higher overall debt levels resulting from the offering of the Parent Notes and the Add-On Notes.

Our interest income for the first quarter of 2012 was comparable to the first quarter of 2011.

Our other income (loss) for the first quarter of 2012 was comparable to the first quarter of 2011, excluding the $3.1 million impact of the mark-to-market accounting discussed in Items that Affect Comparability of Our Results.

Our income tax expense for the first quarter of 2012 was less than $0.1 million compared with an income tax benefit of $0.5 million for the first quarter of 2011. This change was due to higher taxable income.

Our net loss attributable to noncontrolling interest for the first quarter of 2012 was comparable to the first quarter of 2011.

Reconciliation of Adjusted EBITDA to Net Loss

The discussion in “Results of Operations” includes references to our Adjusted EBITDA results. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

The tables below show how we calculate EBITDA and Adjusted EBITDA, including a breakdown by segment for Adjusted EBITDA.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Reconciliation of Adjusted EBITDA to net loss
Net loss	$(1,570)	$(18,732)
Income tax expense (benefit) from continuing operations	7	(460)
Other loss (income)	(176)	3,017
Interest income	(406)	(382)
Loss on extinguishment of debt	—	17,030
Interest expense	9,883	6,967
Depreciation, depletion and amortization	13,289	11,245
Accretion of ARO and receivable	2,853	2,700
Amortization of intangible assets and liabilities	162	163

EBITDA	24,042	21,548
Loss on sale of assets	38	83
Share-based compensation	1,902	1,653

Adjusted EBITDA	$25,982	$23,284

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Adjusted EBITDA by Segment
Coal	$27,811	$21,285
Power	5,467	7,352
Heritage	(4,010)	(4,170)
Corporate	(3,286)	(1,183)

Total	$25,982	23,284

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Adjusted EBITDA
Guarantor and Issuer	$12,954	$8,058
Non-Guarantor	13,028	15,226

Total	$25,982	23,284

Liquidity and Capital Resources

At March 31, 2012, we had $50.1 million of cash and cash equivalents and $23.1 million of available borrowing capacity under our Westmoreland Mining LLC, or WML, revolving line of credit. We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the next twelve months and for the foreseeable future.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

We are actively working with potential lenders to enter into a revolving credit facility of up to $20.0 million likely at the parent level.

We are a holding company and conduct our operations through subsidiaries, some of which have obtained separate financing. As a holding company, we have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs and pension contributions, and corporate overhead expenses. The principal sources of cash flow to us are distributions from our principal operating subsidiaries. The cash at WML is available to us through quarterly distributions. The WML credit agreement requires a debt service account and imposes timing and other restrictions on the ability of WML to distribute funds to us. As we begin to repay large portions of the principal on the WML Notes, cash available for dividend from WML is also affected. The cash at our captive insurance entity is available to us through dividends and is subject to maintaining a statutory minimum level of capital, which is two hundred and fifty thousand dollars.

Debt Obligations

On February 4, 2011, we issued the Parent Notes, which are $150.0 million of 10.75% senior secured notes, and on January 31, 2012, we issued the Add-On Notes, which are $125.0 million of 10.75% senior secured notes. Our subsidiary, Westmoreland Partners, is a co-issuer of the notes. Interest is due at an annual fixed rate of 10.75% and paid in cash semi-annually, in arrears, on February 1 and August 1 of each year. Both the Parent Notes and the Add-On Notes mature February 1, 2018. They are fully and unconditionally guaranteed by Westmoreland Energy LLC, Westmoreland Kemmerer, Inc. and Westmoreland Resources, Inc. and their respective subsidiaries (other than Absaloka Coal, LLC) and by certain other subsidiaries.

WML has $114.0 million of fixed rate term debt outstanding at March 31, 2012. The principal on the WML Notes is scheduled to be paid as follows (in millions):

Remainder of 2012	$10.5
2013	18.0
2014	18.0
2015	20.0
2016	20.0
2017	22.0
2018	5.5

WML’s revolving credit facility has a borrowing limit of $25.0 million and matures in June 2013. The interest rate under the revolving credit facility at March 31, 2012 was 3.75% per annum. At March 31, 2012, WML had no outstanding balance under the revolving credit facility and the revolving credit facility supports a letter of credit of $1.9 million, leaving it with $23.1 million of borrowing availability. WML’s revolving line of credit is only available to fund the operations of its respective subsidiaries.

WML’s credit agreement contains various affirmative and negative covenants. Operational covenants in the agreements prohibit, among other things, WML from incurring or guaranteeing additional indebtedness, creating liens on its assets, making investments or engaging in asset sales or transactions with affiliates, in each case subject to specified exceptions. Financial covenants in the agreements impose requirements relating to specified debt service coverage and leverage ratios. The debt service coverage ratio covenant requires that at the end of each quarter WML’s ratio of EBITDA less unfinanced capital expenditures to debt service (all defined) for the four quarters than ended meets or exceeds a specified minimum. The coverage ratio as of March 31, 2012 was 1.34 and the specified minimum was 1.30. This small margin was caused by unusually warm weather during the first quarter of 2012. Unfavorable weather patterns and capital and reclamation requirements may impact the coverage ratio’s margin in the future. The leverage ratio covenant requires that WML not permit the ratio of total debt at the end of each quarter to EBITDA (both as defined) for the four quarters then ended to be greater than a specified amount. The leverage ratio as of March 31, 2012 was 1.95, which did not exceed the maximum amount of 2.25. WML met all of its covenant requirements as of March 31, 2012 and expects to meet all covenant requirements for the foreseeable future.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

Heritage health cash expenditures and pension contributions

Our liquidity continues to be affected by our heritage health and pension obligations as follows:

	Three Months Ended March 31,		2012 Remaining Expected Amounts
	2012	2011
		(In millions)
Postretirement medical benefits	$2.9	$3.3	$9.0
Pension contributions	—	0.9	5.8
CBF premiums	0.6	0.7	1.9
Workers’ compensation benefits	0.1	0.2	0.8

Historical Sources and Uses of Cash

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash provided by (used in):
Operating activities	$12,988	$16,182
Investing activities	(102,571)	(5,884)
Financing activities	108,907	28,911

Cash Flow from Operations

Cash provided by operating activities decreased $3.2 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to the increase in interest payments in 2012 related to the Parent Notes. This decrease was partially offset with Kemmerer operational cash flows.

Cash used in investing activities increased $96.7 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the Kemmerer acquisition.

Cash provided by financing activities increased $80.0 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily as a result of the Add-On Notes.

Our working capital at March 31, 2012 increased by $34.1 million to $12.4 million compared to a $21.7 million deficit at December 31, 2011 primarily as a result of a $19.3 million increase in cash and cash equivalents mostly due to the Add-On Notes. In addition, Kemmerer’s inventory, trade receivables, accounts payable and other working capital accounts are now included in our financial statements.

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

During the three months ended March 31, 2012 we added approximately $76.1 million of surety bonds related to the Kemmerer Mine’s reclamation obligations. Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Form 10-K.

Newly Adopted Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2012. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our 2011 Form 10-K for the fiscal year ended December  31, 2011.

ITEM 4

CONTROLS AND PROCEDURES

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2012. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.

On January 31, 2012, we acquired the Kemmerer Mine. As a result of the acquisition, we are in the process of reviewing the internal control structure of the Kemmerer Mine and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired business. Except for the acquisition, there have been no changes in internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

Please refer to the information contained in Note 15 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is responsive to this Item 1 and is incorporated herein by reference. We are subject, from time-to-time, to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and may result in a negative impact on income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results.

ITEM 1A

RISK FACTORS

We have disclosed under the heading “Risk Factors” in our 2011 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. Except as provided below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2011 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.

Long-term sales and revenues could be significantly affected by environmental regulations and the effects of the environmental lobby.

On June 15, 2005, the Environmental Protection Agency, or the EPA, issued the Clean Air Visibility rule to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide, particulate matter and nitrogen oxide controls for large units. In February 2007, EPA notified the owners of the Colstrip Units 1 and 2 that they are subject to the EPA’s BART requirements. A BART engineering analysis for Colstrip Units 1 and 2 was submitted in August 2007 and additional requested analyses were submitted in June 2008. EPA has met with Colstrip representatives to discuss possible requirements for Units 1 and 2 to meet EPA’s BART requirements, but nothing definitive has been determined. A consortium of environmental activists is actively pushing to shut down one-third of the nation’s coal plants by 2020. They are taking particular interest in Colstrip Units 1 and 2 and are actively lobbying the EPA to require cost-prohibitive pollution control equipment. In a letter to the EPA, the environmentalists stated that Colstrip’s BART analysis provides support for a determination that additional controls and/or upgrades to controls to improve regional haze are necessary to achieve BART. Should the EPA determine that additional controls and upgrades are needed at Colstrip Units 1 and 2, it is possible the owners could elect to shutdown the units in lieu of making the large capital expenditures required to comply. If such a decision were made, we could lose coal sales of approximately 3.0 million tons per year starting in approximately 2015. The loss of the sale of this tonnage at our Rosebud Mine could have a material adverse affect on the mine’s revenues and profitability.

Additionally, Rocky Mountain Power, the owner of the Naughton Power Station located adjacent to our Kemmerer Mine, sought regulatory approval to install pollution control upgrades, including systems to reduce emissions of dust and nitrogen oxides, or NOx. While the state of Wyoming appears to be in favor of the capital investment, landowner groups are contesting the upgrades and are lobbying to have Unit 3 at Naughton switch from coal to natural gas. Further, in recent testimony, Rocky Mountain Power indicated that it is in ongoing discussions that could result in the conversion of Unit 3 from coal to natural gas. Should Unit 3 convert to natural gas, we could lose coal sales. However, we do not expect the lowered volumes to have a material effect on our revenues until at least until 2017 due to the annual minimum requirements in the contract through 2016. There are further price protections built into the contract that runs from 2017 to 2021. Despite these price protections, the lost sales at the Kemmerer Mine could have a material adverse affect on the mine’s revenues and profitability.

In April 2012, the EPA published its proposed new source emission standards for carbon dioxide for electric power plants. The rule would apply to new power plants and to existing plants that make major modifications. There is a 60 day comment period. If the rule is adopted as proposed, the only new power plants that could meet the proposed emission limits would be coal fired plants with carbon dioxide capture and control, and gas fired plants, which could adversely impact our customers and the demand for coal in the United States as a fuel source.

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

Certain of our long-term contracts are set to expire in the next several years. Our contracts with the Sherburne County Station are three-year rolling contracts, with one-third of the tonnage expiring on an annual basis. Our contract with Colstrip Units 3&4 expires in December 2019. We have already begun discussions with the 3&4 buyers on the 2019 renewal. Our inability to renew any or all of these expiring contracts (or execute new long-term coal supply agreements instead of renewing an expiring contract), will reduce our coal sales, adversely affect our operating results and liquidity and could result in significant impairments to the affected mine. Additionally, our contract with Coyote Station, located adjacent to our Beulah Mine, expires in May 2016. Our efforts to secure a new coal supply contract with the owners of Coyote Station have not been successful and the owners informed us on May 3, 2012 that they are entering into a mine development contract with another provider that will likely result in a coal supply agreement with that provider.

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

PART II

OTHER INFORMATION (CONT.)

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s purchases of its common stock during the three months ended March 31, 2012 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
February 6, 2012	1,221	$12.34

(1)	Shares purchased indicated in this table represent the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

MINE SAFETY DISCLOSURES

On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act. Section 1503(a) of the Act contains reporting requirements regarding mine safety. Mine safety violations and other regulatory matters, as required by Section 1503(a) of the Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 to this report on Form 10-Q.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS

See Exhibit Index at page 44 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: May 8, 2012	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer and Treasurer
(A Duly Authorized Officer)

Date: May 8, 2012	/s/ Russell H. Werner
Russell H. Werner
Controller and
Principal Accounting Officer
(A Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith	Submitted Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

95.1	Mine Safety Disclosure					X

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2012 furnished in XBRL). Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”						X