Form 10-Q
period 2012-06-30
WESTMORELAND COAL Co
filed 2012-08-09
CIK 106455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2012: 14,084,796 shares of common stock, $2.50 par value.

PART I—FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) June 30, 2012	December 31, 2011
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$47,330	$30,783
Receivables:
Trade	55,167	46,235
Contractual third-party reclamation receivables	9,847	11,259
Other	1,687	3,493

	66,701	60,987

Inventories	36,219	25,696
Other current assets	6,666	4,987

Total current assets	156,916	122,453

Property, plant and equipment:
Land and mineral rights	112,016	84,338
Capitalized asset retirement cost	124,210	113,863
Plant and equipment	641,720	527,127

	877,946	725,328
Less accumulated depreciation, depletion and amortization	355,276	328,596

Net property, plant and equipment	522,670	396,732

Advanced coal royalties	2,502	2,552
Reclamation deposits	72,294	71,939
Restricted investments and bond collateral	83,943	58,305
Contractual third-party reclamation receivables, less current portion	90,236	87,674
Intangible assets, net of accumulated amortization of $11.6 million and $10.7 million at June 30, 2012 and December 31, 2011, respectively	4,044	4,879
Other assets	14,977	14,638

Total Assets	$947,582	$759,172

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Balance Sheets (Continued)

	(Unaudited) June 30, 2012	December 31, 2011
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$22,267	$20,795
Accounts payable and accrued expenses:
Trade	47,205	45,326
Production taxes	27,628	25,605
Workers’ compensation	901	911
Postretirement medical benefits	13,179	13,179
SERP	391	391
Deferred revenue	11,533	9,852
Asset retirement obligations	18,489	19,765
Other current liabilities	16,072	8,298

Total current liabilities	157,665	144,122

Long-term debt, less current installments	370,738	261,474
Workers’ compensation, less current portion	10,567	10,715
Excess of pneumoconiosis benefit obligation over trust assets	7,733	6,565
Postretirement medical benefits, less current portion	295,918	245,462
Pension and SERP obligations, less current portion	40,729	28,991
Deferred revenue, less current portion	61,651	65,834
Asset retirement obligations, less current portion	241,447	227,713
Intangible liabilities, net of accumulated amortization $10.9 million at June 30, 2012 and $10.4 million at December 31, 2011, respectively	7,135	7,644
Other liabilities	13,529	10,510

Total liabilities	1,207,112	1,009,030

Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 159,960 shares at June 30, 2012, and 159,960 shares at December 31, 2011, respectively	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares;
Issued and outstanding 14,034,835 shares at June 30, 2012, and 13,811,379 shares at December 31, 2011, respectively	35,086	34,527
Other paid-in capital	129,059	126,288
Accumulated other comprehensive loss	(119,909)	(121,455)
Accumulated deficit	(293,046)	(281,141)

Total Westmoreland Coal Company shareholders’ deficit	(248,650)	(241,621)
Noncontrolling interest	(10,880)	(8,237)

Total deficit	(259,530)	(249,858)

Total Liabilities and Shareholders’ Deficit	$947,582	$759,172

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenues	$132,842	$112,140	$280,078	$239,904

Costs, expenses and other:
Cost of sales	111,078	91,289	222,817	188,799
Depreciation, depletion and amortization	13,720	11,004	27,009	22,249
Selling and administrative	12,933	9,035	25,492	18,340
Heritage health benefit expenses	4,052	3,441	7,862	7,219
Loss on sales of assets	239	241	277	324
Other operating income	(4,918)	(1,870)	(8,203)	(3,467)

	137,104	113,140	275,254	233,464

Operating income (loss)	(4,262)	(1,000)	4,824	6,440

Other income (expense):
Interest expense	(11,032)	(7,645)	(20,915)	(14,612)
Loss on extinguishment of debt	—	—	—	(17,030)
Interest income	490	329	895	711
Other income (loss)	237	240	414	(2,777)

	(10,305)	(7,076)	(19,606)	(33,708)

Loss before income taxes	(14,567)	(8,076)	(14,782)	(27,268)
Income tax expense (benefit)	(921)	(161)	(914)	(621)

Net loss	(13,646)	(7,915)	(13,868)	(26,647)
Less net loss attributable to noncontrolling interest	(1,563)	(508)	(2,643)	(1,630)

Net loss attributable to the Parent company	(12,083)	(7,407)	(11,225)	(25,017)
Less preferred stock dividend requirements	340	340	680	680

Net loss applicable to common shareholders	$(12,423)	$(7,747)	$(11,905)	$(25,697)

Net loss per share applicable to common shareholders:
Basic and diluted	$(0.89)	$(0.59)	$(0.85)	$(2.01)

Weighted average number of common shares outstanding:
Basic and diluted	13,991	13,200	13,926	12,789

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net loss	$(13,646)	$(7,915)	$(13,868)	$(26,647)
Other comprehensive income (loss):
Amortization of accumulated actuarial gains or losses, pension	729	385	1,458	770
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	643	(72)	1,286	(144)
Tax effect of other comprehensive income gains	(471)	(57)	(975)	(167)
Unrealized and realized gains and losses on available-for-sale securities	(154)	(161)	(223)	(191)

Other comprehensive income	747	95	1,546	268

Comprehensive loss attributable to Westmoreland Coal Company	$(12,899)	$(7,820)	$(12,322)	$(26,379)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statement of Shareholders’ Deficit

Six Months Ended June 30, 2012

(Unaudited)

	Preferred Stock		Common Stock		Other Paid-In	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	(Deficit)
	(In thousands, except shares data)
Balance at December 31, 2011	159,960	$160	13,811,379	$34,527	$126,288	$(121,455)	$(281,141)	$(8,237)	$(249,858)
Preferred dividends declared							(680)		(680)
Common stock issued as compensation		—	185,381	463	2,998	—	—	—	3,461
Issuance of restricted stock			38,075	96	(227)				(131)
Net loss		—		—	—	—	(11,225)	(2,643)	(13,868)
Other comprehensive income						1,546			1,546

Balance at June 30, 2012	159,960	$160	14,034,835	$35,086	$129,059	$(119,909)	$(293,046)	$(10,880)	$(259,530)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(13,868)	$(26,647)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	27,009	22,249
Accretion of asset retirement obligation and receivable	5,996	5,400
Amortization of intangible assets and liabilities, net	325	327
Non-cash tax benefits	(975)	(167)
Share-based compensation	3,461	2,792
Loss on sales of assets	277	324
Amortization of deferred financing costs	1,812	1,240
Loss on extinguishment of debt	—	17,030
Gain on sales of investment securities	(190)	(150)
Loss on derivative instruments	—	3,079
Changes in operating assets and liabilities:
Receivables, net	(6,925)	12,159
Inventories	(706)	(2,206)
Excess of pneumoconiosis benefit obligation over trust assets	1,168	762
Accounts payable and accrued expenses	8,849	(3,683)
Deferred revenue	(4,727)	(3,639)
Accrual for workers’ compensation	(158)	(105)
Asset retirement obligation	(4,122)	(4,290)
Accrual for postretirement medical benefits	2,742	(961)
Pension and SERP obligations	1,371	(701)
Other assets and liabilities	2,576	1,507

Net cash provided by operating activities	23,915	24,320

Cash flows from investing activities:
Additions to property, plant and equipment	(11,981)	(11,970)
Change in restricted investments and bond collateral and reclamation deposits	(27,607)	(4,685)
Cash payments related to Kemmerer acquisition	(72,522)	—
Net proceeds from sales of assets	91	28
Proceeds from sale of restricted investments	1,581	2,150
Receivable from customer for property and equipment purchases	(183)	—

Net cash used in investing activities	(110,621)	(14,477)

Cash flows from financing activities:
Change in book overdrafts	895	1,803
Borrowings from long-term debt, net of debt discount	119,364	142,500
Repayments of long-term debt	(10,854)	(64,765)
Borrowings on revolving lines of credit	3,000	73,700
Repayments of revolving lines of credit	(3,000)	(92,100)
Debt issuance and other refinancing costs	(5,472)	(14,819)
Preferred dividends paid	(680)	(20,621)
Exercise of stock options	—	422

Net cash provided by financing activities	103,253	26,120

Net increase in cash and cash equivalents	16,547	35,963
Cash and cash equivalents, beginning of period	30,783	5,775

Cash and cash equivalents, end of period	$47,330	$41,738

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

The Company is subject to two major debt arrangements: (1) $110.5 million senior secured notes at WML that are collateralized by all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC, and (2) $275.0 million senior secured notes ($150.0 million issued February 4, 2011 and $125.0 million issued January 31, 2012) at the Parent level that are largely collateralized by the assets of the Parent, WRI, Kemmerer and ROVA.

The Company received business interruption insurance proceeds for the six months ended June 30, 2012 due to an explosion and subsequent fire at a customer’s facility. The Company recognizes income as business interruption losses are incurred and reimbursement is virtually assured. The Company reports this income in Other operating income and has recognized $5.5 million and $8.6 million of income for the three and six months ended June 30, 2012, respectively.

The Company’s coal supply contract with Coyote Station, located adjacent to its Beulah Mine, expires in May 2016. Based on the uncertainty of securing a new contract with Coyote Station, in the fourth quarter of 2011 the Company revised various accounting estimates to reflect the impact on mining operations of the current contract’s expiration in 2016. These changes resulted in revised depreciable asset and coal reserve lives and asset retirement obligations. On May 3, 2012, Coyote Station informed the Company they are entering into a mine development agreement with another provider that will likely result in a coal supply agreement with that provider. As a result, Coyote Station will likely not purchase coal from the Beulah Mine after the expiration of its current contract. For the past several years, the Beulah Mine has averaged 2.4 million tons of coal sold per year to Coyote Station. The Company is currently considering strategic alternatives for its Beulah Mine, which also provides approximately 0.5 million tons of coal to the Heskett Station power plant on an annual basis. The Company will continue to evaluate the effect of this development and potential strategic alternatives on various employment-related liabilities, which could result in revised accounting estimates related to those liabilities in future periods.

These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, or the 2011 Form 10-K. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in its 2011 Form 10-K. Most of the descriptions of the accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading. The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012. Certain prior quarter amounts have been reclassified to conform to the current quarter presentation.

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

The purchase consideration for the Kemmerer Mine is estimated at $155.5 million, which includes $76.5 million paid in cash, plus the assumption of approximately $79.0 million of liabilities. The net proceeds of the Add-On Notes financed the $76.5 million cash portion of the purchase consideration, $24.7 million to satisfy the cash bonding obligations for the Kemmerer Mine and cash transaction costs for the Kemmerer acquisition and the Add-On Notes. Acquisition-related costs of $1.6 million have been expensed and are included in Selling and administrative costs. Issuance costs related to the Add-On Notes of $5.0 million have been capitalized. The balance of the net proceeds was used to fund working capital requirements necessary to integrate the Kemmerer operations with the Company’s operations.

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

During the second quarter of 2012, the Company revised its preliminary allocation of the purchase price for $2.2 million of deferred revenue. Adjustments to preliminary fair values are assumed to have been made as of the acquisition date. As a result, Revenues and Operating income for the first quarter of 2012 would have been higher and Net loss would have been lower by approximately $1.3 million. The results in the consolidated statements of operations reflect this adjustment in the first quarter of 2012. The remaining $0.9 of deferred revenue was recognized as revenue in the second quarter of 2012.

A summary of the estimated purchase consideration and a preliminary allocation of the estimated purchase consideration follow (in millions):

Estimated Purchase Consideration:

Cash paid	$76.5

Estimated fair value of liabilities assumed:
Postretirement medical cost obligations	49.0
Asset retirement obligations	15.1
Pension obligations	11.8
Deferred revenue	2.2
Accrued liabilities	0.9

Total estimated fair value of liabilities assumed	79.0

Total estimated purchase consideration	$155.5

Preliminary allocation of estimated purchase consideration:

Inventories	$9.5
Land and mineral rights	27.6
Capitalized asset retirement costs	15.1
Plant and equipment	103.3

Total	$155.5

The Kemmerer Mine generated $68.9 million of revenue and $13.8 million of operating income since the January 31, 2012 acquisition date, and these amounts are included in the Company’s consolidated statement of operations for the six months ended June 30, 2012.

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

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(In thousands, except per share data)
Total Revenues
As reported	$112,140	$280,078	$239,904
Pro forma	$149,599	$294,191	$308,563

Operating Income
As reported	$(1,000)	$4,824	$6,440
Pro forma	$1,654	$7,082	$8,740

Net loss applicable to common shareholders
As reported	$(7,747)	$(11,905)	$(25,697)
Pro forma	$(8,698)	$(10,858)	$(30,608)

Net loss per share applicable to common shareholders
As reported	$(0.59)	$(0.85)	$(2.01)
Pro forma	$(0.66)	$(0.78)	$(2.39)

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

4. INVENTORIES

Inventories consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Coal stockpiles	$386	$309
Coal fuel inventories	4,478	3,755
Materials and supplies	32,469	22,508
Reserve for obsolete inventory	(1,114)	(876)

Total	$36,219	$25,696

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

5. RESTRICTED INVESTMENTS AND BOND COLLATERAL

The Company’s restricted investments and bond collateral consists of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Coal Segment:
Westmoreland Mining—debt reserve account	$11,665	$11,664
Reclamation bond collateral:
Kemmerer Mine	24,700	—
Absaloka Mine	13,681	13,593
Rosebud Mine	12,265	12,264
Beulah Mine	1,270	1,270

Power Segment:
Letter of credit account	5,986	5,983

Corporate Segment:
Postretirement medical benefit bonds	7,826	7,039
Workers’ compensation bonds	6,550	6,492

Total restricted investments and bond collateral	$83,943	$58,305

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

The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at June 30, 2012 are as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$71,298	$71,298	Level 1
Time deposits	7,723	7,723	Level 1
Held-to-maturity securities	4,730	5,138	Level 2
Available-for-sale securities	192	192	Level 1

	$83,943	$84,351

The Company recorded a gain of $0.2 million on the sale of available-for-sale securities held as restricted investments and bond collateral in the six months ended June 30, 2012.

Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral

The amortized cost, gross unrealized holding gains and fair value of held-to-maturity securities at June 30, 2012 is as follows (in thousands):

Amortized cost	$4,730
Gross unrealized holding gains	409
Gross unrealized holding losses	(1)

Fair value	$5,138

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Maturities of held-to-maturity securities are as follows at June 30, 2012:

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$639	$640
Due in five years or less	2,534	2,624
Due after five years to ten years	823	1,005
Due in more than ten years	734	869

	$4,730	$5,138

The Company does not intend to sell its held-to-maturity securities and it is not more likely than not that the Company will be required to sell the securities before recovery of amortized cost basis, which may be maturity.

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at June 30, 2012 is as follows (in thousands):

Cost basis	$175
Gross unrealized holding gains	17

Fair value	$192

6. LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding under the Company’s lines of credit and long-term debt consist of the following:

	Total Debt Outstanding
	June 30, 2012	December 31, 2011
	(In thousands)
Corporate:
Senior secured notes	$275,000	$150,000
Debt discount	(11,786)	(6,831)
Revolving line of credit	—	—
Westmoreland Mining, LLC:
Term debt	110,500	117,500
Capital lease obligations	11,729	13,967
Other term debt	1,866	2,071
Revolving line of credit	—	—
Westmoreland Resources, Inc.:
Capital lease obligations	5,696	5,562

Total debt outstanding	393,005	282,269
Less current portion	(22,267)	(20,795)

Total debt outstanding, less current portion	$370,738	$261,474

The following table presents aggregate contractual debt maturities of all long-term debt and the lines of credit at June 30, 2012 (in thousands):

Remainder of 2012	$11,022
2013	25,219
2014	23,693
2015	21,669
2016	20,688
2017	22,000
Thereafter	280,500

Total	404,791
Less: debt discount	(11,786)

Total debt	$393,005

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Corporate

10.75% Senior Notes

On January 31, 2012, the Company completed the private placement of $125.0 million of senior secured notes due in 2018 (the “Add-On Notes”), which notes were additional notes issued pursuant to the existing Parent Notes indenture (the “Parent Notes”), collectively referred to as the “10.75% Senior Notes”. The Add-On Notes were issued at a 4.5% original issue discount. On June 22, 2012, the Company commenced an exchange offer for the Add-On Notes for an equal principal amount of notes that have been registered under the Securities Act of 1933, which exchange was completed in July. At this time, all $275.0 million of outstanding notes are traded under one CUSIP. In 2011, the Company capitalized $0.2 million of debt issuance costs related to the Add-On Notes offering and has capitalized debt issuance costs of $4.5 million in 2012. The Company funded the Kemmerer Mine acquisition through the net proceeds from the Add-On Notes.

At June 30, 2012, the Company has $275.0 million of the 10.75% Senior Notes outstanding. The 10.75% Senior Notes mature February 18, 2018, and bear a fixed interest rate of 10.750%, payable semi-annually, in arrears, on February 1 and August 1 of each year. Substantially all of the assets of the Parent, WRI, Kemmerer and ROVA constitute collateral for the 10.75% Senior Notes as to which the holders of these notes have a first priority lien. Under the indenture governing the 10.75% Senior Notes, the Company is required to offer a portion of its Excess Cash Flow (as defined by the indenture) for each fiscal year to purchase some of these notes at 100% of the principal amount. Since the issuance of the 10.75% Senior Notes, the Company has not had Excess Cash Flow.

The indenture governing the 10.75% Senior Notes contains, among other provisions, events of default and various affirmative and negative covenants. As of June 30, 2012, the Company was in compliance with all covenants.

Revolving Line of Credit

On June 29, 2012, the Company and certain of its subsidiaries entered into a five-year, $20.0 million revolving line of credit carved out by the indenture governing the 10.75% Senior Notes with an expiration date of June 28, 2017. The revolver may support up to $2.0 million of letters of credit, which would reduce the balance available under the revolver. At June 30, 2012, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, WRI, Kemmerer, and ROVA. Pursuant to the Intercreditor Agreement, the holders of the 10.75% Senior Notes now have a second lien position on these assets. The Company has capitalized debt issuance costs of $0.6 million in 2012 related to the revolver.

Two interest rate options exist under the revolver. The Base Rate option bears interest at the greater of the Federal Funds Rate plus 0.5% or the Prime Rate, as defined in the loan agreement and is payable monthly. The LIBOR Rate option bears interest at the London Interbank Offering Rate, or LIBOR, rate plus 2.25% and is payable monthly. In addition, a commitment fee of 0.75% of the average unused portion of the available revolver is payable monthly.

The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a fixed charge coverage ratio and an EBITDA measure. The fixed charge coverage ratio must meet or exceed a specified minimum. The EBITDA covenant requires a minimum amount of EBITDA to be achieved. The financial covenants of the revolver are effective September 30, 2012.

Westmoreland Mining LLC

Term Debt

WML has outstanding $110.5 million in term debt as of June 30, 2012 and is party to a revolving credit facility with a maximum availability of $25.0 million. In the six months ended June 30, 2012, WML repaid $7.0 million on its term debt and $2.6 million of its capital lease obligations and other term debt. WML entered into capital lease agreements in the amount of $0.2 million during the six months ended June 30, 2012. The weighted average interest rate for WML’s capital leases and other term debt was 8.02% and 6.17%, respectively, at June 30, 2012.

Revolving Line of Credit

The available balance on the $25.0 million revolving line of credit at June 30, 2012 was $23.1 million. The revolving line of credit supports a $1.9 million letter of credit, which reduces the balance available under the revolver. The interest rate on the revolving line of credit was 3.75% at June 30, 2012.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Debt Covenants

WML’s lending arrangements contain, among other provisions, events of default and various affirmative and negative covenants. On June 28, 2012, WML amended its term debt and revolving line of credit debt agreements as follows:

•	The Company must maintain its pension plans at a minimum of 80% funded, as opposed to the prior covenant of 90% funded;

•

The debt service coverage ratio requirement has been amended so that it may not be less than 1.20 to 1.00 for the quarters ending June 30, 2012 and September 30, 2012, as opposed to the prior covenant of 1.30 to 1.00; and

•

The leverage ratio requirement has been amended so as not to permit the ratio to exceed 2.25 to 1.00 at March 31, 2013; 2.00 to 1.00 at June 30, 2013 and 1.75 to 1.00 at September 30, 2013. The prior covenant ratio for these periods was 1.50 to 1.00.

As of June 30, 2012, WML was in compliance with all covenants.

Westmoreland Resources, Inc.

In the six months ended June 30, 2012, WRI repaid $1.2 million of its capital lease obligations. WRI entered into capital lease agreements in the amount of $1.4 million during the six months ended June 30, 2012. The weighted average interest rate for WRI’s capital leases was 6.60% at June 30, 2012.

7. PENSION AND POSTRETIREMENT MEDICAL BENEFITS

Pension

The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements. The Company froze its pension plan for non-union employees in 2009.

The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$590	$237	$1,030	$390
Interest cost	1,699	1,250	3,147	2,369
Expected return on plan assets	(2,174)	(1,465)	(4,079)	(2,570)
Amortization of deferred items	729	385	1,458	770

Total net periodic benefit cost	$844	$407	$1,556	$959

Previously, the Company was required by a WML loan covenant to ensure that by 8.5 months after the end of the plan year, the value of its pension assets were at least 90% of the plan’s year end actuarially determined pension liability. On June 28, 2012, the loan covenant was amended to lower the requirement to 80%.

The Company contributed less than $0.1 million in cash to its pension plans in the six months ended June 30, 2012 and expects to make $0.2 million of pension plan contributions during the remainder of 2012.

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

The Company incurred net periodic benefit costs of providing postretirement medical benefits as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$888	$123	$1,540	$246
Interest cost	3,185	2,627	6,170	5,254
Amortization of deferred items	643	(72)	1,286	(144)

Total net periodic benefit cost	$4,716	$2,678	$8,996	$5,356

The following table shows the net periodic medical benefit costs that relate to current operations and former mining operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Former mining operations	$2,828	$2,315	$5,657	$4,629
Current operations	1,888	363	3,339	727

Total net periodic benefit cost	$4,716	$2,678	$8,996	$5,356

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

8. HERITAGE HEALTH BENEFIT EXPENSES

The caption Heritage health benefit expenses used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Health care benefits	$2,874	$2,308	$5,677	$4,763
Combined benefit fund payments	561	686	1,121	1,371
Workers’ compensation benefits	140	165	261	323
Black lung benefits	477	282	803	762

Total	$4,052	$3,441	$7,862	$7,219

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

9. ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLES, AND RECLAMATION DEPOSITS

The asset retirement obligations, contractual third-party reclamation receivables, and reclamation deposits for each of the Company’s mines and ROVA at June 30, 2012 are summarized below:

	Asset Retirement Obligations	Contractual Third- Party Reclamation Receivables	Reclamation Deposits
	(In thousands)
Rosebud	$111,757	$16,300	$72,294
Jewett	83,547	83,547	—
Absaloka	25,905	236	—
Beulah	17,397	—	—
Kemmerer	15,555	—	—
Savage	4,976	—	—
ROVA	799	—	—

Total	$259,936	$100,083	$72,294

Asset Retirement Obligations

Changes in the Company’s asset retirement obligations are as follows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Asset retirement obligations, beginning of period	$247,478	$241,643
Accretion	10,856	10,039
Liabilities settled	(8,744)	(8,158)
Asset retirement obligation acquired	15,103	—
Changes due to amount and timing of reclamation	(4,757)	—

Asset retirement obligations, end of period	259,936	243,524
Less current portion	(18,489)	(15,956)

Asset retirement obligations, less current portion	$241,447	$227,568

Contractual Third-Party Reclamation Receivables

The Company has recognized an asset of $100.1 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.

Reclamation Deposits

The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at June 30, 2012 are as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$36,695	$36,695	Level 1
Held-to-maturity securities	20,296	21,512	Level 2
Time deposits	14,218	14,218	Level 1
Available-for-sale securities	1,085	1,085	Level 1

	$72,294	$73,510

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Held-to-maturity and Available-for-sale Reclamation Deposits

The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at June 30, 2012 are as follows (in thousands):

Amortized cost	$20,296
Gross unrealized holding gains	1,278
Gross unrealized holding losses	(62)

Fair value	$21,512

Maturities of held-to-maturity securities at June 30, 2012 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$1,998	$2,064
Due in five years or less	5,035	5,569
Due after five years to ten years	8,557	8,695
Due in more than ten years	4,706	5,184

	$20,296	$21,512

The Company does not intend to sell its held-to-maturity securities and it is not more likely than not that the Company will be required to sell the securities before recovery of amortized cost basis, which may be maturity.

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at June 30, 2012 are as follows (in thousands):

Cost basis	$1,000
Gross unrealized holding gains	85

Fair value	$1,085

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

The table below sets forth, by level, the Company’s financial assets that are accounted for at fair value:

Fair Value at June 30, 2012
Level 1
(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$192
Available-for-sale investments included in Reclamation deposits	1,085

Total assets	$1,277

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company calculates the fair value of its long-term debt by using discount rate estimates based on interest rates as of June 30, 2012. The valuation for long-term debt would be categorized as Level 3 under the fair value hierarchy. The estimated fair values of the Company’s debt with fixed interest rates are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2011	$260,669	$262,535
June 30, 2012	$373,712	$358,100

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

11. SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has outstanding Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. The Company has paid $0.7 million of preferred stock dividends during the first six months of 2012.

12. RESTRICTED STOCK UNITS, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (SARs)

The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Recognition of fair value of restricted stock units, stock options, and stock appreciation rights over vesting period; and issuance of common stock	$984	$532	$1,728	$1,102
Contributions of stock to the Company’s 401(k) plan	575	606	1,733	1,690

Total share-based compensation expense	$1,559	$1,138	$3,461	$2,792

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended June 30, 2012 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2011	302,033	$12.46
Granted	498,096	7.58
Expired or forfeited	(45,768)	14.51

Non-vested at June 30, 2012	754,361	$8.89	$5,227	(1)

(1)	Expected to be recognized over the next three years.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Stock Options

Information with respect to stock option activity for the six months ended June 30, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2011	220,423	$20.53	5.0
Expired or forfeited	(27,300)	$15.92

Outstanding and exercisable at June 30, 2012	193,213	$21.18	5.0	$—	$—

Stock Appreciation Rights

Information with respect to stock appreciation rights, or SARs, activity for the six months ended June 30, 2012 is as follows:

	SARs	Weighted Average Base Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2011	111,734	$22.20	3.7
Expired or forfeited	(6,700)	21.49

Outstanding and exercisable at June 30, 2012	105,034	$22.24	3.2	$—	$—

13. EARNINGS PER SHARE

Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, and restricted stock units. No such items were included in the computation of diluted loss per share in the three and six months ended June 30, 2012 and June 30, 2011 because the Company incurred a loss from operations in this period and the effect of inclusion would have been anti-dilutive.

The table below shows the number of shares that were excluded from the calculation of diluted income (loss) per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Convertible securities	1,093	1,093	1,093	1,093
Restricted stock units, stock options and SARs	1,052	714	1,052	714

Total shares excluded from diluted shares calculation	2,145	1,807	2,145	1,807

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

14. BUSINESS SEGMENT INFORMATION

Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income.

The Company’s operations are classified into four segments: coal, power, heritage and corporate.

Summarized financial information by segment is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended June 30, 2012
Revenues	$116,960	$15,882	$—	$—	$132,842
Depreciation, depletion, and amortization	11,092	2,523	—	105	13,720
Operating income (loss)	5,018	(1,749)	(4,527)	(3,004)	(4,262)
Total assets	695,688	188,143	14,631	49,120	947,582
Capital expenditures	6,102	1,401	—	58	7,561
Three Months Ended June 30, 2011
Revenues	$90,776	$21,364	$—	$—	$112,140
Depreciation, depletion, and amortization	8,392	2,544	—	68	11,004
Operating income (loss)	2,080	2,450	(3,816)	(1,714)	(1,000)
Total assets	510,025	205,677	12,875	43,792	772,369
Capital expenditures	8,499	469	—	79	9,047
Six Months Ended June 30, 2012
Revenues	$243,474	$36,604	$—	$—	$280,078
Depreciation, depletion, and amortization	21,775	5,021	—	213	27,009

Operating income (loss)	19,454	1,042	(8,537)	(7,135)	4,824
Total assets	695,688	188,143	14,631	49,120	947,582
Capital expenditures	10,038	1,912	—	31	11,981
Six Months Ended June 30, 2011
Revenues	$194,911	$44,993	$—	$—	$239,904
Depreciation, depletion, and amortization	17,005	5,097	—	147	22,249
Operating income (loss)	10,898	7,070	(7,986)	(3,542)	6,440
Total assets	510,025	205,677	12,875	43,792	772,369
Capital expenditures	11,187	696	—	87	11,970

A reconciliation of segment operating income to income (loss) before income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Income (loss) from operations	$(4,262)	$(1,000)	$4,824	$6,440
Interest expense	(11,032)	(7,645)	(20,915)	(14,612)
Loss on extinguishment of debt	—	—	—	(17,030)
Interest income	490	329	895	711
Other income (loss)	237	240	414	(2,777)

Income (loss) before income taxes	$(14,567)	$(8,076)	$(14,782)	$(27,268)

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

16. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

Pursuant to the indenture governing the 10.75% Senior Notes, certain wholly owned subsidiaries of the Company have fully and unconditionally guaranteed the notes on a joint and several basis. The following tables present unaudited consolidating financial information for (i) the issuer of the notes (Westmoreland Coal Company), (ii) the co-issuer of the notes (Westmoreland Partners), (iii) the guarantors under the notes, and (iv) the entities which are not guarantors under the notes:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS

June 30, 2012

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$33,859	$2,407	$8,145	$2,919	$—	$47,330
Receivables:
Trade	—	7,103	10,377	37,687	—	55,167
Contractual third-party reclamation receivables	—	—	47	9,800	—	9,847
Intercompany receivable/payable	(10,415)	—	7,876	(30,750)	33,289	—
Other	166	—	12,068	811	(11,358)	1,687

	(10,249)	7,103	30,368	17,548	21,931	66,701
Inventories	—	4,478	13,664	18,077	—	36,219
Other current assets	633	109	2,002	3,922	—	6,666

Total current assets	24,243	14,097	54,179	42,466	21,931	156,916

Property, plant and equipment:
Land and mineral rights	—	1,156	45,902	64,958	—	112,016
Capitalized asset retirement cost	—	239	26,191	97,780	—	124,210
Plant and equipment	3,279	219,386	225,937	193,118	—	641,720

	3,279	220,781	298,030	355,856	—	877,946
Less accumulated depreciation, depletion and amortization	2,353	56,464	97,442	199,017	—	355,276

Net property, plant and equipment	926	164,317	200,588	156,839	—	522,670
Advanced coal royalties	—	—	—	2,502	—	2,502
Reclamation deposits	—	—	—	72,294	—	72,294
Restricted investments and bond collateral	14,375	5,986	38,382	25,200	—	83,943
Contractual third-party reclamation receivables, less current portion	—	—	190	90,046	—	90,236
Intangible assets	—	3,743	—	301	—	4,044
Investment in subsidiaries	254,632	—	(792)	3,770	(257,610)	—
Other assets	11,921	—	900	2,156	—	14,977

Total Assets	$306,097	$188,143	$293,447	$395,574	$(235,679)	$947,582

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS

June 30, 2012

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Liabilities and Shareholders’ Deficit
Current liabilities
Current installments of long-term debt	$(1,175)	$—	$2,517	$21,345	$(420)	$22,267
Accounts payable and accrued expenses:
Trade	3,720	7,714	9,929	36,735	(10,893)	47,205
Production taxes	—	1,005	5,777	20,846	—	27,628
Workers’ compensation	901	—	—	—	—	901
Postretirement medical benefits	11,796	—	—	1,383	—	13,179
SERP	391	—	—	—	—	391
Deferred revenue	—	8,788	384	2,361	—	11,533
Asset retirement obligations	—	—	4,439	14,050	—	18,489
Other current liabilities	12,362	—	2,553	1,201	(44)	16,072

Total current liabilities	27,995	17,507	25,599	97,921	(11,357)	157,665

Long-term debt, less current installments	264,807	—	3,174	102,757	—	370,738
Workers’ compensation, less current portion	10,567	—	—	—	—	10,567
Excess of pneumoconiosis benefit obligation over trust assets	7,733	—	—	—	—	7,733
Postretirement medical benefits, less current portion	206,367	—	51,182	38,369	—	295,918
Pension and SERP obligations, less current portion	25,096	240	12,146	3,247	—	40,729
Deferred revenue, less current portion	—	54,548	—	7,103	—	61,651
Asset retirement obligations, less current portion	—	799	37,022	203,626	—	241,447
Intangible liabilities	—	7,135	—	—	—	7,135
Other liabilities	906	—	11,074	1,549	—	13,529
Intercompany receivable/payable	22,156	—	(5,662)	31,576	(48,070)	—

Total liabilities	565,627	80,229	134,535	486,148	(59,427)	1,207,112

Shareholders’ deficit:
Preferred stock	160	—	—	—	—	160
Common stock	35,086	5	110	132	(247)	35,086
Other paid-in capital	129,059	52,790	105,665	59,783	(218,238)	129,059
Accumulated other comprehensive loss	(119,909)	(333)	17	(22,331)	22,647	(119,909)
Accumulated earnings (deficit)	(293,046)	55,452	53,120	(128,158)	19,586	(293,046)

Total Westmoreland Coal Company shareholders’ deficit	(248,650)	107,914	158,912	(90,574)	(176,252)	(248,650)
Noncontrolling interest	(10,880)	—	—	—	—	(10,880)

Total equity (deficit)	(259,530)	107,914	158,912	(90,574)	(176,252)	(259,530)

Total Liabilities and Shareholders’ Deficit	$306,097	$188,143	$293,447	$395,574	$(235,679)	$947,582

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS

December 31, 2011

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$26,141	$6	$143	$4,493	$—	$30,783
Receivables:
Trade	—	12,651	68	33,516	—	46,235
Contractual third-party reclamation receivables	—	—	56	11,203	—	11,259
Intercompany receivable/payable	(20,756)	—	9,657	(22,308)	33,407	—
Other	224	216	9,256	2,212	(8,415)	3,493

	(20,532)	12,867	19,037	24,623	24,992	60,987
Inventories	—	3,756	4,490	17,450	—	25,696
Other current assets	668	179	1,000	3,140	—	4,987

Total current assets	6,277	16,808	24,670	49,706	24,992	122,453

Property, plant and equipment:
Land and mineral rights	—	1,156	18,306	64,876	—	84,338
Capitalized asset retirement cost	—	239	11,088	102,536	—	113,863
Plant and equipment	3,249	217,846	117,836	188,196	—	527,127

	3,249	219,241	147,230	355,608	—	725,328
Less accumulated depreciation, depletion and amortization	2,140	51,864	88,762	185,830	—	328,596

Net property, plant and equipment	1,109	167,377	58,468	169,778	—	396,732
Advanced coal royalties	—	—	—	2,552	—	2,552
Reclamation deposits	—	—	—	71,939	—	71,939
Restricted investments and bond collateral	13,532	5,983	13,592	25,198	—	58,305
Contractual third-party reclamation receivables, less current portion	—	—	169	87,505	—	87,674
Intangible assets	—	4,563	—	316	—	4,879
Investment in subsidiaries	161,371	—	(792)	3,770	(164,349)	—
Other assets	11,085	—	1,078	2,475	—	14,638

Total Assets	$193,374	$194,731	$97,185	$413,239	$(139,357)	$759,172

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2012

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$15,882	$44,920	$78,512	$(6,472)	$132,842

Costs, expenses and other:
Cost of sales	—	14,165	33,418	69,967	(6,472)	111,078
Depreciation, depletion and amortization	105	2,522	4,871	6,222	—	13,720
Selling and administrative	3,726	943	2,818	5,446	—	12,933
Heritage health benefit expenses	3,799	—	—	253	—	4,052
Loss on sales of assets	—	—	—	239	—	239
Other operating income	—	—	(4,918)	—	—	(4,918)

	7,630	17,630	36,189	82,127	(6,472)	137,104

Operating income (loss)	(7,630)	(1,748)	8,731	(3,615)	—	(4,262)
Other income (expense):
Interest expense	(8,122)	(10)	(111)	(2,817)	28	(11,032)
Interest income	98	1	64	355	(28)	490
Other income (loss)	138	—	63	36	—	237

	(7,886)	(9)	16	(2,426)	—	(10,305)

Income (loss) before income taxes	(15,516)	(1,757)	8,747	(6,041)	—	(14,567)
Equity in income of subsidiaries	923	—	—	—	(923)	—

	(14,593)	(1,757)	8,747	(6,041)	(923)	(14,567)
Income tax expense (benefit)	(947)	—	1,231	(2,490)	1,285	(921)

Net income (loss)	(13,646)	(1,757)	7,516	(3,551)	(2,208)	(13,646)
Less net loss attributable to noncontrolling interest	(1,563)	—	—	—	—	(1,563)

Net income (loss) attributable to the Parent company	$(12,083)	$(1,757)	$7,516	$(3,551)	$(2,208)	$(12,083)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2011

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$21,364	$13,040	$90,344	$(12,608)	$112,140

Costs, expenses and other:
Cost of sales	—	15,346	11,802	76,749	(12,608)	91,289
Depreciation, depletion and amortization	68	2,544	1,948	6,444	—	11,004
Selling and administrative	2,266	835	1,132	4,802	—	9,035
Heritage health benefit expenses	3,230	—	—	211	—	3,441
Loss on sales of assets	—	189	24	28	—	241
Other operating income	—	—	(1,870)	—	—	(1,870)

	5,564	18,914	13,036	88,234	(12,608)	113,140

Operating income (loss)	(5,564)	2,450	4	2,110	—	(1,000)
Other income (expense):
Interest expense	(4,387)	(2)	(138)	(3,128)	10	(7,645)
Interest income	64	3	35	237	(10)	329
Other income (loss)	31	—	100	109	—	240

	(4,292)	1	(3)	(2,782)	—	(7,076)

Income (loss) before income taxes	(9,856)	2,451	1	(672)	—	(8,076)
Equity in income of subsidiaries	(1,941)	—	—	—	1,941	—

	(7,915)	2,451	1	(672)	(1,941)	(8,076)
Income tax expense (benefit)	—	—	(102)	156	(215)	(161)

Net income (loss)	(7,915)	2,451	103	(828)	(1,726)	(7,915)
Less net loss attributable to noncontrolling interest	(508)	—	—	—	—	(508)

Net income (loss) attributable to the Parent company	$(7,407)	$2,451	$103	$(828)	$(1,726)	$(7,407)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2012

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$36,604	$83,111	$173,928	$(13,565)	$280,078

Costs, expenses and other:
Cost of sales	—	28,662	60,251	147,469	(13,565)	222,817
Depreciation, depletion and amortization	213	5,021	8,651	13,124	—	27,009
Selling and administrative	6,793	1,879	5,202	13,145	(1,527)	25,492
Heritage health benefit expenses	7,368	—	—	494	—	7,862
Loss on sales of assets	—	—	—	277	—	277
Other operating income	—	—	(9,730)	—	1,527	(8,203)

	14,374	35,562	64,374	174,509	(13,565)	275,254

Operating income (loss)	(14,374)	1,042	18,737	(581)	—	4,824
Other income (expense):
Interest expense	(15,022)	(20)	(205)	(5,716)	48	(20,915)
Interest income	148	4	117	674	(48)	895
Other income (loss)	190	—	87	137	—	414

	(14,684)	(16)	(1)	(4,905)	—	(19,606)

Income (loss) before income taxes	(29,058)	1,026	18,736	(5,486)	—	(14,782)
Equity in income of subsidiaries	14,215	—	—	—	(14,215)	—

	(14,843)	1,026	18,736	(5,486)	(14,215)	(14,782)
Income tax expense (benefit)	(975)	—	1,769	(871)	(837)	(914)

Net income (loss)	(13,868)	1,026	16,967	(4,615)	(13,378)	(13,868)
Less net loss attributable to noncontrolling interest	(2,643)	—	—	—	—	(2,643)

Net income (loss) attributable to the Parent company	$(11,225)	$1,026	$16,967	$(4,615)	$(13,378)	$(11,225)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2011

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$44,993	$27,864	$193,540	$(26,493)	$239,904

Costs, expenses and other:
Cost of sales	—	30,905	22,954	161,433	(26,493)	188,799
Depreciation, depletion and amortization	147	5,098	3,999	13,005	—	22,249
Selling and administrative	4,645	1,732	2,140	9,823	—	18,340
Heritage health benefit expenses	6,807	—	—	412	—	7,219
Loss on sales of assets	—	189	24	111	—	324
Other operating income	—	—	(3,467)	—	—	(3,467)

	11,599	37,924	25,650	184,784	(26,493)	233,464

Operating income (loss)	(11,599)	7,069	2,214	8,756	—	6,440
Other income (expense):
Interest expense	(7,459)	(430)	(438)	(6,314)	29	(14,612)
Loss on extinguishment of debt	(7,873)	(9,073)	(84)	—	—	(17,030)
Interest income	124	9	104	503	(29)	711
Other income (loss)	(3,048)	—	133	138	—	(2,777)

	(18,256)	(9,494)	(285)	(5,673)	—	(33,708)

Income (loss) before income taxes	(29,855)	(2,425)	1,929	3,083	—	(27,268)
Equity in income of subsidiaries	(3,046)	—	—	—	3,046	—

	(26,809)	(2,425)	1,929	3,083	(3,046)	(27,268)
Income tax expense (benefit)	(162)	—	445	1,721	(2,625)	(621)

Net income (loss)	(26,647)	(2,425)	1,484	1,362	(421)	(26,647)
Less net loss attributable to noncontrolling interest	(1,630)	—	—	—	—	(1,630)

Net income (loss) attributable to the Parent company	$(25,017)	$(2,435)	$1,484	$1,362	$(421)	$(25,017)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended June 30, 2012

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net loss	$(13,646)	$(1,757)	$7,516	$(3,551)	$(2,208)	$(13,646)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	538	5	—	186	—	729
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	400	—	—	243	—	643
Tax effect of other comprehensive income gains	(471)	—	—	—	—	(471)
Unrealized and realized gains and losses on available-for-sale securities	(154)	—	—	—	—	(154)

Other comprehensive income	313	5	—	429	—	747

Comprehensive income (loss) attributable to Westmoreland Coal Company	$(13,333)	$(1,752)	$7,516	$(3,122)	$(2,208)	$(12,899)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended June 30, 2011

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net loss	$(7,915)	$2,451	$103	$(828)	$(1,726)	$(7,915)

Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	203	2	—	180	—	385
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	(145)	—	—	73	—	(72)
Tax effect of other comprehensive income gains	—	—	—	—	(57)	(57)
Unrealized and realized gains and losses on available-for-sale securities	(9)	—	(78)	(74)	—	(161)

Other comprehensive income	49	2	(78)	179	(57)	95

Comprehensive income (loss) attributable to Westmoreland Coal Company	$(7,866)	$2,453	$25	$(649)	$(1,783)	$(7,820)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Six Months Ended June 30, 2012

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net loss	$(13,868)	$1,026	$16,967	$(4,615)	$(13,378)	$(13,868)

Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	1,076	10	—	372	—	1,458
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	800	—	—	486	—	1,286
Tax effect of other comprehensive income gains	(975)	—	—	—	—	(975)
Unrealized and realized gains and losses on available-for-sale securities	(206)	—	1	(18)	—	(223)

Other comprehensive income	695	10	1	840	—	1,546

Comprehensive income (loss) attributable to Westmoreland Coal Company	$(13,173)	$1,036	$16,968	$(3,775)	$(13,378)	$(12,322)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Six Months Ended June 30, 2011

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net loss	$(26,647)	$(2,425)	$1,484	$1,362	$(421)	$(26,647)

Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	406	4	—	360	—	770
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	(290)	—	—	146	—	(144)
Tax effect of other comprehensive income gains	—	—	—	—	(167)	(167)
Unrealized and realized gains and losses on available-for-sale securities	—	—	(104)	(87)	—	(191)

Other comprehensive income (loss)	116	4	(104)	419	(167)	268

Comprehensive income (loss) attributable to Westmoreland Coal Company	$(26,531)	$(2,421)	$1,380	$1,781	$(588)	$(26,379)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012

(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(13,868)	$1,026	$16,967	$(4,615)	$(13,378)	$(13,868)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	14,215	—	—	—	(14,215)	—
Depreciation, depletion, and amortization	213	5,021	8,651	13,124	—	27,009
Accretion of asset retirement obligation and receivable	—	29	1,943	4,024	—	5,996
Amortization of intangible assets and liabilities, net	—	311	—	14	—	325
Non-cash tax benefits	(975)	—	—	—	—	(975)
Share-based compensation	1,429	24	290	1,718	—	3,461
Loss on sale of assets	—	—	—	277	—	277
Amortization of deferred financing costs	1,316	—	178	318	—	1,812
Gain on sales of investment securities	(190)	—	—	—	—	(190)
Changes in operating assets and liabilities:
Receivables, net	58	5,764	(13,121)	(4,096)	4,470	(6,925)
Inventories	—	(722)	379	(363)	—	(706)
Excess of pneumoconiosis benefit obligation over trust assets	1,168	—	—	—	—	1,168
Accounts payable and accrued expenses	5,044	440	9,661	(1,981)	(4,315)	8,849
Deferred revenue	—	(4,003)	(1,841)	1,117	—	(4,727)
Accrual for workers’ compensation	(158)	—	—	—	—	(158)
Asset retirement obligations	—	—	(306)	(3,816)	—	(4,122)
Accrual for postretirement medical benefits	(482)	—	2,182	1,042	—	2,742
Pension and SERP obligations	617	5	322	427	—	1,371
Other assets and liabilities	(35)	113	3,444	(946)	—	2,576

Net cash provided by (used in) operating activities	8,352	8,008	28,749	6,244	(27,438)	23,915

Cash flows from investing activities:
Distributions received by subsidiaries	11,000	—	—	—	(11,000)	—
Additions to property, plant and equipment	(30)	(1,912)	(3,367)	(6,672)	—	(11,981)
Change in restricted investments and bond collateral and reclamation deposits	(2,440)	(3)	(24,789)	(375)	—	(27,607)
Cash payments related to acquisitions	4,000	—	(76,522)	—	—	(72,522)
Net proceeds from sales of assets	—	—	20	71	—	91
Proceeds from sale of restricted investments	1,581	—	—	—	—	1,581
Receivable from customer for property and equipment purchases	—	—	—	(183)	—	(183)

Net cash provided by (used in) investing activities	14,111	(1,915)	(104,658)	(7,159)	(11,000)	(110,621)

Cash flows from financing activities:
Change in book overdrafts	—	(259)	—	1,154	—	895
Borrowings of long-term debt, net of debt discount	119,364	—	—	—	—	119,364
Repayments of long-term debt	—	—	(1,221)	(9,633)	—	(10,854)
Borrowings on revolving lines of credit	—	—	—	3,000	—	3,000
Repayments on revolving lines of credit	—	—	—	(3,000)	—	(3,000)
Debt issuance and other refinancing costs	(5,472)	—	—	—	—	(5,472)
Dividends/distributions	(680)	(3,500)	—	(7,500)	11,000	(680)
Transactions with Parent/affiliates	(127,957)	67	85,132	15,320	27,438	—

Net cash provided by (used in) financing activities	(14,745)	(3,692)	83,911	(659)	38,438	103,253

Net increase (decrease) in cash and cash equivalents	7,718	2,401	8,002	(1,574)	—	16,547
Cash and cash equivalents, beginning of period	26,141	6	143	4,493	—	30,783

Cash and cash equivalents, end of period	$33,859	$2,407	$8,145	$2,919	$—	47,330

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2011

(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(26,647)	$(2,425)	$1,484	$1,362	$(421)	$(26,647)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(3,046)	—	—	—	3,046	—
Loss on derivative instruments	3,079	—	—	—	—	3,079
Depreciation, depletion, and amortization	147	5,098	3,999	13,005	—	22,249
Accretion of asset retirement obligation and receivable	—	27	1,517	3,856	—	5,400
Amortization of intangible assets and liabilities, net	—	310	—	17	—	327
Non-cash tax benefits	—	—	—	—	(167)	(167)
Share-based compensation	2,792	—	—	—	—	2,792
Loss on sale of assets	—	189	24	111	—	324
Amortization of deferred financing costs	729	(21)	196	336	—	1,240
Loss on extinguishment of debt	7,873	9,073	84	—	—	17,030
Gain on the sale of investments	—	—	(75)	(75)	—	(150)
Loss on derivative	—	—	—	—	—	—
Changes in operating assets and liabilities:
Receivables, net	25	2,382	(3,499)	9,702	3,549	12,159
Inventories	—	(1,159)	364	(1,411)	—	(2,206)
Excess of pneumoconiosis benefit obligation over trust assets	762	—	—	—	—	762
Accounts payable and accrued expenses	3,826	(405)	(114)	(3,447)	(3,543)	(3,683)
Deferred revenue	—	(4,536)	(133)	1,030	—	(3,639)
Accrual for workers’ compensation	(105)	—	—	—		(105)
Asset retirement obligations	—	—	(707)	(3,583)	—	(4,290)
Accrual for postretirement medical benefits	(1,526)	—	—	565	—	(961)
Pension and SERP obligations	(487)	(6)	—	(208)	—	(701)
Other assets and liabilities	(171)	(210)	2,034	208	(354)	1,507

Net cash provided by (used in) operating activities	(12,749)	8,317	5,174	21,468	2,110	24,320

Cash flows from investing activities:
Distributions received by subsidiaries	11,700	—	—	—	(11,700)	—
Additions to property, plant and equipment	(87)	(696)	(483)	(10,704)	—	(11,970)
Change in restricted investments and bond collateral and reclamation deposits	(853)	2,585	(1,157)	(5,260)	—	(4,685)
Net proceeds from sales of assets	—	—	—	28	—	28
Proceeds from sale of restricted investments	—	—	1,075	1,075	—	2,150

Net cash provided by (used in) investing activities	10,760	1,889	(565)	(14,861)	(11,700)	(14,477)

Cash flows from financing activities:
Change in book overdrafts	(130)	—	(532)	2,465	—	1,803
Borrowings of long-term debt, net of debt discount	142,500	—	—	—	—	142,500
Repayments of long-term debt	(2,532)	(46,220)	(10,808)	(5,205)	—	(64,765)
Borrowings on revolving lines of credit	—	1,500	12,200	60,000	—	73,700
Repayments on revolving lines of credit	—	(1,500)	(29,100)	(61,500)	—	(92,100)
Debt issuance and other refinancing costs	(5,842)	(9,077)	100	—	—	(14,819)
Exercise of stock options	422	—	—	—	—	422
Dividends/distributions	(20,621)	—	—	(11,700)	11,700	(20,621)
Transactions with Parent/affiliates	(83,585)	52,594	23,531	9,570	(2,110)	—

Net cash provided by (used in) financing activities	30,212	(2,703)	(4,609)	(6,370)	9,590	26,120

Net increase ( in cash and cash equivalents	28,223	7,503	—	237	—	35,963
Cash and cash equivalents, beginning of period	271	880	—	4,624	—	5,775

Cash and cash equivalents, end of period	$28,494	$8,383	$—	$4,861	$—	$41,738

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about our expectation that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future, our anticipated cash spend on heritage health and pension obligations, the timing of when our customer’s plant will be back online, and whether we will meet debt covenant requirements in the foreseeable future.

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

•

risks associated with the structure of contracts with our coal suppliers and power purchaser at our North Carolina power facility, which could dramatically affect the overall profitability of the generating units;

•	the effect of Environmental Protection Agency inquiries and regulations on the operations of our North Carolina power facility;

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

•	the other factors that are described in “Risk Factors” under Part I, Item 1A of the 2011 Form 10-K and in subsequent Quarterly Reports on Form 10-Q.

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

Entry into Revolving Line of Credit

On June 29, 2012, we and certain of our subsidiaries entered into a five-year, $20.0 million revolving line of credit allowed for under our 10.75% Senior Notes indenture with an expiration date of June 28, 2017. The revolver may support up to $2.0 million of letters of credit, which would reduce the balance available under the revolver.

Two interest rate options exist under the revolver. The Base Rate option bears interest at the greater of the Federal Funds Rate plus 0.5% or the Prime Rate, as defined in the loan agreement and is payable monthly. The LIBOR Rate option bears interest at the London Interbank Offering Rate, or LIBOR, rate plus 2.25% and is payable monthly. In addition, a commitment fee of 0.75% of the average unused portion of the available revolver is payable monthly.

The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a fixed charge coverage ratio and an EBITDA measure. The fixed charge coverage ratio must meet or exceed a specified minimum. The EBITDA covenant requires a minimum amount of EBITDA to be achieved. The financial covenants of the revolver are effective September 30, 2012.

Amendments to WML Debt Agreements

On June 28, 2012, we amended Westmoreland Mining, LLC’s (“WML”) term debt and revolving line of credit debt agreements as follows:

•	We must maintain our pension plans at a minimum of 80% funded, as opposed to the prior covenant of 90% funded;

•

The debt service coverage ratio requirement has been amended so that it may not be less than 1.20 to 1.00 for the quarters ending June 30, 2012 and September 30, 2012, as opposed to the prior covenant of 1.30 to 1.00; and

•

The leverage ratio requirement has been amended so as not to permit the ratio to exceed 2.25 to 1.00 at March 31, 2013; 2.00 to 1.00 at June 30, 2013 and 1.75 to 1.00 at September 30, 2013. The prior covenant ratio for these periods was 1.50 to 1.00.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

Beulah Mine Coal Supply Contract

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

On May 3, 2012, Coyote Station informed us they are entering into a mine development agreement with another provider that will likely result in a coal supply agreement with that provider. As a result, Coyote Station will likely not purchase coal from our Beulah Mine after the expiration of our current contract. For the past several years, the Beulah Mine has averaged 2.4 million tons of coal sold per year to Coyote Station. We are currently considering strategic alternatives for our Beulah Mine, which also provides approximately 0.5 million tons of coal to the Heskett Station power plant on an annual basis.

We will continue to evaluate the effect of this development and potential strategic alternatives on various employment-related liabilities, which could result in revised accounting estimates related to those liabilities in future periods.

Kemmerer Mine Acquisition and Add-On Notes

On December 23, 2011, we entered into an agreement with Chevron Mining Inc. to acquire the Kemmerer surface coal mine located in Kemmerer, Wyoming. We closed this acquisition on January 31, 2012. This transaction included approximately 107 million tons of total proven or probable coal reserves as of December 31, 2011. The Kemmerer Mine has an estimated life at current production levels of approximately 22 years. The total consideration paid by us to acquire the Kemmerer Mine included $76.5 million in cash and our assumption of approximately $79.0 million in liabilities, including retiree medical benefits for current union employees, the underfunded portion of the pension and reclamation obligations.

In January 2012, we completed the private placement of $125.0 million of senior secured notes due in 2018 (“Add-On Notes”), which notes were additional notes issued pursuant to the existing Parent Notes indenture (the “Parent Notes”), collectively referred to as the “10.75% Senior Notes”. The net proceeds from the Add-On Notes financed the $76.5 million cash portion of the purchase price for the acquisition of the Kemmerer Mine and $24.7 million to satisfy the cash bonding obligations for the Kemmerer Mine. The net proceeds also covered the cash transaction costs associated with the Kemmerer acquisition and the Add-On Notes offering of approximately $6.6 million. The remaining net proceeds were partially used to fund the initial operating expenses associated with the Kemmerer Mine. The use of proceeds from the offering of Add-On Notes to finance the acquisition of the Kemmerer Mine is shown in the table below (in millions):

Proceeds received from the Add-On Notes	$125.0
Cash consideration for the Kemmerer acquisition	(76.5)
Reclamation bonding collateral	(24.7)
Transaction fees and expenses	(6.6)
Initial Purchaser’s discount	(5.6)

Remaining proceeds	$11.6

Xcel Fire

In November 2011, an explosion and subsequent fire occurred at Unit 3 of Xcel Energy’s Sherburne County Generating Station, or Unit 3, which is the largest customer of our Absaloka Mine. Xcel indicated that Unit 3 will be offline for an extended period while Xcel investigates the source of the explosion and the extent of the damage. The current estimate is that Unit 3 will be back online by the end of the first quarter of 2013. Westmoreland Resources, Inc., or WRI, our wholly owned subsidiary that operates the Absaloka Mine, maintains business interruption insurance coverage and submitted a notice of loss to its insurance carriers. Our insurance carriers have accepted liability under the policy for the business interruption claim and we have started to receive cash proceeds. We recognize income as business interruption losses are incurred and reimbursement is virtually assured and have recognized $5.5 million and $8.6 million of income for the three and six months ended June 30, 2012, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Summary

The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended June 30,
			Increase (Decrease)
	2012	2011	$	%
	(In thousands)
Revenues	$132,842	$112,140	$20,702	18.5%
Net loss applicable to common shareholders	(12,423)	(7,747)	(4,676)	60.4%
Adjusted EBITDA(1)	14,562	14,248	314	2.2%

(1)	Adjusted EBITDA, a non-GAAP financial measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

Our second quarter 2012 revenues increased primarily due to a $26.2 million increase in our coal segment revenues mostly due to the Kemmerer acquisition, which was partially offset by a customer shutdown at our Absaloka Mine as a result of an accident at the customer’s facility as explained above and the timing of planned maintenance outages by each of our mines’ primary customers as well as reduced tonnage demand due to natural gas, hydro and wind generation. The increase in our coal segment revenues was offset by a $5.5 million decrease in our power segment revenues due to a large planned maintenance outage during the second quarter and unplanned outages.

Our second quarter 2012 net loss applicable to common shareholders increased by $4.7 million. The primary factors, in aggregate, driving this increase in net loss were:

Three Months Ended June 30, 2012
(In millions)
Decrease in our power segment operating income primarily due to a large planned maintenance outage and unplanned outages	$(4.2)
Increase in interest expense primarily due to the offering of the 10.75% Senior Notes	(3.4)
Decrease in our corporate segment operating income primarily due to one-time recruiting and compensation expenses related to a new executive position and higher long-term compensation expenses	(1.3)
Increase in our coal segment operating income primarily due to the Kemmerer acquisition	2.9
Increase in our income tax benefit due to lower taxable income	0.8
Increase due to other factors	0.5

$(4.7)

Coal Segment Operating Results

The following table shows comparative coal revenues, operating income, Adjusted EBITDA and sales volume and percentage changes between periods:

	Three Months Ended June 30,
			Increase (Decrease)
	2012	2011	$	%
Revenues (in thousands)	$116,960	$90,776	$26,184	28.8%
Operating income (in thousands)	5,018	2,080	2,938	141.3%
Adjusted EBITDA (in thousands)(1)	20,337	13,906	6,431	46.2%
Tons sold—millions of equivalent tons	3.9	4.4	(0.5)	(11.4)%

(1)	Adjusted EBITDA, a non-GAAP financial measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

Our second quarter 2012 coal segment revenues and operating income increased primarily due to the Kemmerer acquisition, which was partially offset by a customer shutdown at our Absaloka Mine as a result of an accident at the customer’s facility as explained above and the timing of planned maintenance outages by each of our mines’ primary customers as well as reduced tonnage demand due to natural gas, hydro and wind generation. Business interruption insurance proceeds have partially offset the decrease in operating income that was due to the accident and have been reported in Other operating income. Overall tons sold decreased during the quarter primarily due to lower sales at our Absaloka Mine, which was partially offset with tons sold at our Kemmerer Mine.

Power Segment Operating Results

The following table shows comparative power revenues, operating income, Adjusted EBITDA, production and percentage changes between periods:

	Three Months Ended June 30,
			Increase (Decrease)
	2012	2011	$	%
	(In thousands)
Revenues	$15,882	$21,364	$(5,482)	(25.7)%
Operating income	(1,749)	2,450	(4,199)	(171.4)%
Adjusted EBITDA(1)	959	5,363	(4,404)	(82.1)%
Megawatts hours	287	402	(115)	(28.6)%

(1)	Adjusted EBITDA, a non-GAAP financial measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

Our second quarter 2012 power segment revenues, operating income and megawatt hours decreased due to a large planned maintenance outage during the second quarter and unplanned outages.

Heritage Segment Operating Results

The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Three Months Ended June 30,
			Increase (Decrease)
	2012	2011	$	%
	(In thousands)
Health care benefits	$2,874	$2,308	$566	24.5%
Combined benefit fund payments	561	686	(125)	(18.2)%
Workers’ compensation benefits	140	165	(25)	(15.2)%
Black lung benefits	477	282	195	69.1%

Total heritage health benefit expenses	4,052	3,441	611	17.8%
Selling and administrative costs	475	375	100	26.7%

Heritage segment operating loss	$4,527	$3,816	$711	18.6%

Our second quarter 2012 heritage operating expenses increased due to unfavorable interest rates.

Corporate Segment Operating Results

Our corporate segment operating expenses for the second quarter of 2012 increased $1.3 million primarily due to one-time recruiting and compensation expenses related to a new executive position and higher long-term compensation expenses.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

Nonoperating Results (including interest expense, interest income, other income (loss), income tax benefit, and net loss attributable to noncontrolling interest)

Our interest expense for the second quarter of 2012 increased to $11.0 million compared with $7.6 million for the second quarter of 2011 primarily due to the higher overall debt levels resulting from the offering of the 10.75% Senior Notes.

Our interest income and other income (loss) for the second quarter of 2012 was comparable to the second quarter of 2011.

Our income tax benefit for the second quarter of 2012 increased to $0.9 million compared with $0.2 million for the second quarter of 2011 due to lower taxable income.

Our net loss attributable to noncontrolling interest for the second quarter of 2012 increased to $1.6 million compared with $0.5 million for the second quarter of 2011 related to increased losses from a partially owned consolidated coal segment subsidiary.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Items that Affect Comparability of Our Results

For the six months ended June 30, 2011, our results included items that did not relate directly to ongoing operations, affecting the comparability of our results. The expense components of these items were as follows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Loss on extinguishment of debt	$—	$(17,030)
Fair value adjustment on derivatives and related amortization of debt discount	—	(3,215)

Impact (pre-tax)	$—	$(20,245)

Items recorded in the six months ended June 30, 2011

•

As a result of the Parent Notes offering, we recorded $17.0 million of loss on extinguishment of debt. The loss included a $9.1 million make-whole payment and $7.9 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs and convertible debt conversion expense.

•

Upon the Parent Notes offering and subsequent retirement of our convertible debt, we recorded an expense of $3.1 million resulting from the mark-to-market accounting for the conversion feature in the notes with $0.1 million of interest expense of a related debt discount.

Summary

The following table shows the comparative consolidated results and changes between periods:

	Six Months Ended June 30,
			Increase (Decrease)
	2012	2011	$	%
	(In thousands)
Revenues	$280,078	$239,904	$40,174	16.7%
Net loss applicable to common shareholders	(11,905)	(25,697)	13,792	(53.7)%
Adjusted EBITDA(1)	41,892	37,532	4,360	11.6%

(1)	Adjusted EBITDA, a non-GAAP financial measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

Our revenues for the first six months of 2012 increased primarily due to a $48.6 million increase in our coal segment revenues mostly due to the Kemmerer acquisition, which was partially offset by a customer shutdown at our Absaloka Mine as a result of an accident at the customer’s facility as explained above and the timing of planned maintenance outages by each of our mines’ primary customers as well as reduced tonnage demand due to natural gas, hydro and wind generation. The increase in our coal segment revenues was offset by an $8.4 million decrease in our power segment revenues due to a large planned maintenance outage during the second quarter and unplanned outages.

Our net loss applicable to common shareholders for the first six months of 2012 increased by $6.5 million, excluding $20.2 million of expense during the first six months of 2011 discussed in Items that Affect Comparability of Our Results. The primary factors, in aggregate, driving this increase in net loss were:

Six Months Ended June 30, 2012
(In millions)
Increase in interest expense primarily due to the offering of the 10.75% Senior Notes	$(6.4)

Decrease in our power segment operating income primarily due to a large planned maintenance outage and unplanned outages	(6.0)

Decrease in our corporate segment operating income primarily due to one-time recruiting and compensation expenses related to a new executive position and higher long-term compensation expenses	(2.1)

Decrease due to other factors	(0.1)

Increase in our coal segment operating income primarily due to the Kemmerer acquisition	7.1

Increased losses attributable to noncontrolling interest related to increased losses from a partially owned consolidated coal segment subsidiary	1.0

$(6.5)

Coal Segment Operating Results

The following table shows comparative coal revenues, operating income and production, and percentage changes between periods:

	Six Months Ended June 30,
			Increase (Decrease)
	2012	2011	$	%
Revenues (in thousands)	$243,474	$194,911	$48,563	24.9%
Operating income (in thousands)	19,454	10,898	8,556	78.5%
Adjusted EBITDA (in thousands)[1]	49,496	35,191	14,305	40.6%
Tons sold—millions of equivalent tons	9.5	10.0	(0.5)	(5.0)%

1)	Adjusted EBITDA, a non-GAAP financial measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

Our coal segment revenues and operating income for the first six months of 2012 increased primarily due to the Kemmerer acquisition, which was partially offset by a customer shutdown at our Absaloka Mine as a result of an accident at the customer’s facility as explained above and the timing of planned maintenance outages by each of our mines’ primary customers as well as reduced tonnage demand due to natural gas, hydro and wind generation. Business interruption insurance proceeds have partially offset the decrease in operating income that was due to the accident and have been reported in Other operating income. Overall tons sold decreased during the quarter primarily due to lower sales at our Absaloka Mine, which was partially offset with tons sold at our Kemmerer Mine.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

Power Segment Operating Results

The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Six Months Ended June 30,
			Increase (Decrease)
	2012	2011	$	%
	(In thousands)
Revenues	$36,604	$44,993	$(8,389)	(18.6)%
Operating income	1,042	7,070	(6,028)	(85.3)%
Adjusted EBITDA[1]	6,426	12,715	(6,289)	(49.5)%
Megawatts hours	660	837	(177)	(21.1)%

1)	Adjusted EBITDA, a non-GAAP financial measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

Our power segment revenues, operating income and megawatt hours for the first six months of 2012 decreased due to a large planned maintenance outage during the second quarter and unplanned outages.

Heritage Segment Operating Results

The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Six Months Ended June 30,
			Increase (Decrease)
	2012	2011	$	%
	(In thousands)
Health care benefits	$5,677	$4,763	$914	19.2%
Combined benefit fund payments	1,121	1,371	(250)	(18.2)%
Workers’ compensation benefits	261	323	(62)	(19.2)%
Black lung benefits	803	762	41	5.4%

Total heritage health benefit expenses	7,862	7,219	643	8.9%

Selling and administrative costs	675	767	(92)	(12.0)%

Heritage segment operating loss	$8,537	$7,986	$551	6.9%

Our heritage operating expenses for the first six months of 2012 increased due to unfavorable interest rates.

Corporate Segment Operating Results

Our corporate segment operating expenses for the first six months of 2012 increased $3.6 million primarily due to a claim paid by our captive insurance entity related to a business interruption claim at our Absaloka Mine; however this expense was offset by proceeds recorded in the coal segment and thus had no impact on a consolidated basis. Additionally, corporate segment operating expenses increased due to one-time recruiting and compensation expenses related to a new executive position and higher long-term compensation expenses.

Nonoperating Results (including interest expense, interest income, other income (loss), income tax benefit, and net loss attributable to noncontrolling interest)

Our interest expense for the first six months of 2012 increased to $20.9 million compared with $14.6 million for the first six months of 2011 primarily due to the higher overall debt levels resulting from the offering of the 10.75% Senior Notes.

Our interest income for the first six months of 2012 was comparable to the first six months of 2011.

Our other income (loss) for the first six months of 2012 was comparable to the first six months of 2011, excluding the $3.1 million impact of the mark-to-market accounting discussed in Items that Affect Comparability of Our Results.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

Our income tax benefit for the first six months of 2012 was $0.9 million compared with $0.6 million for the first six months of 2011. This change was due to lower taxable income.

Our net loss attributable to noncontrolling interest for the first six months of 2012 increased to $2.6 million compared with $1.6 million for the first six months of 2011 related to increased losses from a partially owned consolidated coal segment subsidiary.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

The tables below show how we calculate EBITDA and Adjusted EBITDA, including a breakdown by segment for Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Reconciliation of Adjusted EBITDA to net loss
Net loss	$(13,646)	$(7,915)	$(13,868)	$(26,647)

Income tax expense (benefit) from continuing operations	(921)	(161)	(914)	(621)
Other loss (income)	(237)	(240)	(414)	2,777
Interest income	(490)	(329)	(895)	(711)
Loss on extinguishment of debt	—	—	—	17,030
Interest expense	11,032	7,645	20,915	14,612
Depreciation, depletion and amortization	13,720	11,004	27,009	22,249
Accretion of ARO and receivable	3,143	2,700	5,996	5,400
Amortization of intangible assets and liabilities	163	164	325	327

EBITDA	12,764	12,868	38,154	34,416

Loss on sale of assets	239	241	277	324
Share-based compensation	1,559	1,139	3,461	2,792

Adjusted EBITDA	$14,562	$14,248	$41,892	$37,532

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Adjusted EBITDA by Segment
Coal	$20,337	$13,906	$49,496	$35,191
Power	959	5,363	6,426	12,715
Heritage	(4,527)	(3,817)	(8,537)	(7,987)
Corporate	(2,207)	(1,204)	(5,493)	(2,387)

Total	$14,562	$14,248	$41,892	$37,532

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Adjusted EBITDA
Guarantor and Issuer	$9,014	$3,110	$23,316	$10,166
Non-Guarantor	5,548	11,138	18,576	27,366

Total	$14,562	$14,248	$41,892	$37,532

Liquidity and Capital Resources

At June 30, 2012, we had $47.3 million of cash and cash equivalents, $23.1 million of available borrowing capacity under our WML revolving line of credit and $20.0 million of available borrowing under our new revolving line of credit. We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.

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

Debt Obligations

On February 4, 2011, we issued the Parent Notes, which are $150.0 million of 10.75% senior secured notes, and on January 31, 2012, we issued the Add-On Notes, which are $125.0 million of 10.75% senior secured notes. On June 22, 2012, we commenced an exchange offer for the Add-On Notes for an equal principal amount of notes that have been registered under the Securities Act of 1933, which exchange was completed in July. At this time, all $275.0 million of outstanding notes are traded under one CUSIP. Our subsidiary, Westmoreland Partners (“ROVA”), is a co-issuer of the notes. Interest is due at an annual fixed rate of 10.75% and paid in cash semi-annually, in arrears, on February 1 and August 1 of each year. The 10.75% Senior Notes mature February 1, 2018 and are fully and unconditionally guaranteed by ROVA, Westmoreland Kemmerer, Inc. (“Kemmerer”), WRI and their respective subsidiaries (other than Absaloka Coal, LLC) and by certain other subsidiaries. The 10.75% Senior Notes indenture contains provisions that affect our sources of liquidity, such as limitations on our ability to enter into new capital leases and other forms of credit.

On June 29, 2012, we and certain of our subsidiaries entered into a five-year, $20.0 million revolving line of credit carved out by the indenture governing the 10.75% Senior Notes with an expiration date of June 28, 2017. The revolver may support up to $2.0 million of letters of credit, which would reduce balance available under the revolver. At June 30, 2012 availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, WRI, Kemmerer, and ROVA.

Two interest rate options exist under the revolver. The Base Rate option bears interest at the greater of a Federal Funds Rate plus 0.5% or the Prime Rate, as defined in the loan agreement and is payable monthly. The LIBOR Rate option bears interest at the London Interbank Offering Rate, or LIBOR, rate plus 2.25% and is payable monthly. In addition, a commitment fee of 0.75% of the average unused portion of the available revolver is payable monthly.

The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a fixed charge coverage ratio and an EBITDA measure. The fixed charge coverage ratio must meet or exceed a specified minimum. The EBITDA covenant requires a minimum amount of EBITDA to be achieved. The financial covenants of the revolver are effective September 30, 2012.

WML has $110.5 million of fixed rate term debt outstanding at June 30, 2012. The principal on the WML Notes is scheduled to be paid as follows (in millions):

Remainder of 2012	$7.0
2013	18.0
2014	18.0
2015	20.0
2016	20.0
2017	22.0
2018	5.5

WML’s revolving credit facility has a borrowing limit of $25.0 million and matures in June 2013. The interest rate under the revolving credit facility at June 30, 2012 was 3.75% per annum. At June 30, 2012, WML had no outstanding balance under the revolving credit facility and the revolving credit facility supports a letter of credit of $1.9 million, leaving it with $23.1 million of borrowing availability. WML’s revolving line of credit is only available to fund the operations of its respective subsidiaries.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

WML’s credit agreement contains various affirmative and negative covenants. Operational covenants in the agreements prohibit, among other things, WML from incurring or guaranteeing additional indebtedness, creating liens on its assets, making investments or engaging in asset sales or transactions with affiliates, in each case subject to specified exceptions. Financial covenants in the agreements impose requirements relating to specified debt service coverage and leverage ratios. On June 28, 2012, WML amended its term debt and revolving line of credit debt agreements as discussed above. The debt service coverage ratio covenant requires that at the end of each quarter WML’s ratio of EBITDA less unfinanced capital expenditures to debt service (all defined) for the four quarters then ended meets or exceeds a specified minimum. The coverage ratio as of June 30, 2012 was 1.36 and the specified minimum was 1.20. The leverage ratio covenant requires that WML not permit the ratio of total debt at the end of each quarter to EBITDA (both as defined) for the four quarters then ended to be greater than a specified amount. The leverage ratio as of June 30, 2012 was 1.97, which did not exceed the maximum amount of 2.25. WML met all of its covenant requirements as of June 30, 2012 and expects to meet all covenant requirements for the foreseeable future.

WML’s term debt and revolving credit facility are secured by substantially all of the assets of WML and its subsidiaries (other than Texas Westmoreland Coal Co., or TWCC), our membership interests in WML, including certain dividends and other proceeds from such interests, and substantially all of the stock of WML’s subsidiaries other than TWCC.

Heritage health cash expenditures and pension contributions

Our liquidity continues to be affected by our heritage health and pension obligations as follows:

	Six Months Ended June 30,		2012 Remaining Expected
	2012	2011	Amounts
		(In millions)
Postretirement medical benefits	$6.2	$6.3	$5.7
Pension contributions	—	2.0	0.2
CBF premiums	1.1	1.4	1.4
Workers’ compensation benefits	0.3	0.3	0.6

Historical Sources and Uses of Cash

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash provided by (used in):
Operating activities	$23,915	$24,320
Investing activities	(110,621)	(14,477)
Financing activities	103,253	26,120

Cash Flow from Operations

Cash provided by operating activities decreased $0.4 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to the increase in interest payments in 2012 related to the 10.75% Senior Notes. This decrease was partially offset with Kemmerer operational cash flows.

Cash used in investing activities increased $96.1 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to the Kemmerer acquisition.

Cash provided by financing activities increased $77.1 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily as a result of the Add-On Notes.

Our working capital deficit at June 30, 2012 decreased by $21.0 million to $0.7 million compared to $21.7 million at December 31, 2011 primarily as a result of a $16.5 million increase in cash and cash equivalents mostly due to the Add-On Notes. In addition, Kemmerer’s inventory, trade receivables, accounts payable and other working capital accounts are now included in our financial statements.

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

During the six months ended June 30, 2012, we added approximately $76.1 million of surety bonds related to the Kemmerer Mine’s reclamation obligations. Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Form 10-K.

Newly Adopted Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2012. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our 2011 Form 10-K.

ITEM 4

CONTROLS AND PROCEDURES

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2012. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.

On January 31, 2012, we acquired the Kemmerer Mine. As a result of the acquisition, we are in the process of reviewing the internal control structure of the Kemmerer Mine and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired business. Except for the acquisition, there have been no changes in internal control over financial reporting that occurred during the six months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A

RISK FACTORS

We have disclosed under the heading “Risk Factors” in our 2011 Form 10-K and subsequent Quarterly Reports on Form 10-Q, the risk factors that we believe materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2011 Form 10-K, subsequent Quarterly Reports on Form 10-Q, and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s purchases of its common stock during the three months ended June 30, 2012 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 3, 2012	9,928	$11.36

(1)	Shares purchased indicated in this table represent the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

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

ITEM 6

EXHIBITS

See Exhibit Index at page 53 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: August 9, 2012	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer and Treasurer
(A Duly Authorized Officer)

Date: August 9, 2012	/s/ Russell H. Werner
Russell H. Werner
Controller and
Principal Accounting Officer
(A Duly Authorized Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith	Submitted Herewith

10.1	Loan and Security Agreement dated June 29, 2012	8-K	001-11155	10.1	July 3, 2012

10.2	Amendment No. 1 to Note Purchase Agreement dated June 28, 2012	8-K	001-11155	10.2	July 3, 2012

10.3	First Amendment to Amended and Restated Credit agreement dated June 28, 2012	8-K	001-11155	10.3	July 3, 2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

95.1	Mine Safety Disclosure					X

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2012 furnished in XBRL). Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”						X