Form 10-Q
period 2012-09-30
WESTMORELAND COAL Co
filed 2012-11-08
CIK 106455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2012:

14,162,461 shares of common stock, $2.50 par value.

PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Westmoreland Coal Company and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) September 30, 2012	December 31, 2011
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$53,685	$30,783
Receivables:
Trade	67,897	46,235
Contractual third-party reclamation receivables	9,142	11,259
Other	2,351	3,493

	79,390	60,987
Inventories	36,058	25,696
Other current assets	10,944	4,987

Total current assets	180,077	122,453

Property, plant and equipment:
Land and mineral rights	150,176	84,338
Capitalized asset retirement cost	109,107	113,863
Plant and equipment	631,918	527,127

	891,201	725,328
Less accumulated depreciation, depletion and amortization	370,803	328,596

Net property, plant and equipment	520,398	396,732
Advanced coal royalties	3,898	2,552
Reclamation deposits	72,940	71,939
Restricted investments and bond collateral	85,219	58,305
Contractual third-party reclamation receivables, less current portion	90,634	87,674
Intangible assets, net of accumulated amortization of $12.0 million and $10.7 million at September 30, 2012 and December 31, 2011, respectively	3,623	4,879
Other assets	14,364	14,638

Total Assets	$971,153	$759,172

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Balance Sheets (Continued)

	(Unaudited) September 30, 2012	December 31, 2011
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$22,956	$20,795
Accounts payable and accrued expenses:
Trade	58,140	45,326
Production taxes	36,005	25,605
Workers’ compensation	897	911
Postretirement medical benefits	13,179	13,179
SERP	391	391
Deferred revenue	13,256	9,852
Asset retirement obligations	18,469	19,765
Other current liabilities	6,664	8,298

Total current liabilities	169,957	144,122

Long-term debt, less current installments	365,140	261,474
Workers’ compensation, less current portion	10,517	10,715
Excess of pneumoconiosis benefit obligation over trust assets	8,191	6,565
Postretirement medical benefits, less current portion	297,316	245,462
Pension and SERP obligations, less current portion	44,357	28,991
Deferred revenue, less current portion	59,303	65,834
Asset retirement obligations, less current portion	246,175	227,713
Intangible liabilities, net of accumulated amortization $11.2 million at September 30, 2012 and $10.4 million at December 31, 2011, respectively	6,880	7,644
Other liabilities	16,064	10,510

Total liabilities	1,223,900	1,009,030

Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; Issued and outstanding 159,960 shares at September 30, 2012, and 159,960 shares at December 31, 2011, respectively	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares; Issued and outstanding 14,142,528 shares at September 30, 2012, and 13,811,379 shares at December 31, 2011, respectively	35,355	34,527
Other paid-in capital	129,735	126,288
Accumulated other comprehensive loss	(119,083)	(121,455)
Accumulated deficit	(285,763)	(281,141)

Total Westmoreland Coal Company shareholders’ deficit	(239,596)	(241,621)
Noncontrolling interest	(13,151)	(8,237)

Total deficit	(252,747)	(249,858)

Total Liabilities and Shareholders’ Deficit	$971,153	$759,172

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenues	$161,332	$132,449	$441,410	$372,353
Costs, expenses and other:
Cost of sales	117,088	100,164	339,906	288,964
Depreciation, depletion and amortization	15,534	11,612	42,542	33,861
Selling and administrative	11,665	9,884	37,157	28,224
Heritage health benefit expenses	3,881	3,896	11,743	11,115
Loss on sales of assets	14	91	291	415
Other operating income	(2,301)	(1,769)	(10,503)	(5,236)

	145,881	123,878	421,136	357,343

Operating income (loss)	15,451	8,571	20,274	15,010
Other income (expense):
Interest expense	(11,096)	(7,650)	(32,011)	(22,262)
Loss on extinguishment of debt	—	—	—	(17,030)
Interest income	475	423	1,371	1,134
Other income (loss)	196	147	611	(2,630)

	(10,425)	(7,080)	(30,029)	(40,788)

Income (loss) before income taxes	5,026	1,491	(9,755)	(25,778)
Income tax expense (benefit)	(325)	(84)	(1,239)	(706)

Net income (loss)	5,351	1,575	(8,516)	(25,072)
Less net loss attributable to noncontrolling interest	(2,271)	(1,154)	(4,914)	(2,783)

Net income (loss) loss attributable to the Parent company	7,622	2,729	(3,602)	(22,289)
Less preferred stock dividend requirements	340	340	1,020	1,020

Net income (loss) applicable to common shareholders	$7,282	$2,389	$(4,622)	$(23,309)

Net income (loss) per share applicable to common shareholders:
Basic	$0.52	$0.18	$(0.33)	$(1.79)
Diluted	$0.50	$0.18	$(0.33)	$(1.79)
Weighted average number of common shares outstanding:
Basic	14,104	13,384	13,986	12,990
Diluted	15,326	13,442	13,986	12,990

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income (loss)	$5,351	$1,575	$(8,516)	$(25,072)
Other comprehensive income (loss):
Amortization of accumulated actuarial gains or losses, pension	729	442	2,187	1,212
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	643	(72)	1,929	(216)
Tax effect of other comprehensive income gains	(521)	(141)	(1,496)	(308)
Unrealized and realized gains and losses on available-for-sale securities	(25)	(12)	(248)	(203)

Other comprehensive income	826	217	2,372	485

Comprehensive income (loss) attributable to Westmoreland Coal Company	$6,177	$1,792	$(6,144)	$(24,587)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statement of Shareholders’ Deficit

Nine Months Ended September 30, 2012

(Unaudited)

	Preferred Stock		Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2011	159,960	$160	13,811,379	$34,527	$126,288	$(121,455)	$(281,141)	$(8,237)	$(249,858)
Preferred dividends declared							(1,020)		(1,020)
Common stock issued as compensation		—	264,549	661	4,115	—	—	—	4,776
Issuance of restricted stock			66,600	167	(668)				(501)
Net loss		—		—	—	—	(3,602)	(4,914)	(8,516)
Other comprehensive income						2,372			2,372

Balance at September 30, 2012	159,960	$160	14,142,528	$35,355	$129,735	$(119,083)	$(285,763)	$(13,151)	$(252,747)

See accompanying Notes to Consolidated Financial Statements.

Westmoreland Coal Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,516)	$(25,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	42,542	33,861
Accretion of asset retirement obligation and receivable	9,037	8,100
Amortization of intangible assets and liabilities, net	492	494
Non-cash tax benefits	(1,496)	(308)
Share-based compensation	4,776	3,808
Loss on sales of assets	291	415
Amortization of deferred financing costs	2,904	1,886
Loss on extinguishment of debt	—	17,030
Gain on sales of investment securities	(183)	(150)
Loss on derivative instruments	—	3,079
Changes in operating assets and liabilities:
Receivables, net	(20,054)	4,773
Inventories	(488)	(2,270)
Excess of pneumoconiosis benefit obligation over trust assets	1,626	1,365
Accounts payable and accrued expenses	19,979	1,361
Deferred revenue	(5,352)	(5,270)
Accrual for workers’ compensation	(212)	(153)
Asset retirement obligation	(6,144)	(4,657)
Accrual for postretirement medical benefits	4,542	(1,265)
Pension and SERP obligations	1,949	(1,967)
Other assets and liabilities	(3,344)	(1,032)

Net cash provided by operating activities	42,349	34,028

Cash flows from investing activities:
Additions to property, plant and equipment	(16,066)	(15,103)
Change in restricted investments and bond collateral and reclamation deposits	(29,808)	(3,479)
Cash payments related to Kemmerer acquisition	(72,522)	—
Net proceeds from sales of assets	385	87
Proceeds from sale of restricted investments	1,828	3,350
Receivable from customer for property and equipment purchases	(466)	(350)

Net cash used in investing activities	(116,649)	(15,495)

Cash flows from financing activities:
Change in book overdrafts	853	(635)
Borrowings from long-term debt, net of debt discount	119,364	142,500
Repayments of long-term debt	(16,431)	(69,186)
Borrowings on revolving lines of credit	16,500	87,200
Repayments of revolving lines of credit	(16,500)	(105,600)
Debt issuance and other refinancing costs	(5,564)	(14,819)
Preferred dividends paid	(1,020)	(20,961)
Exercise of stock options	—	422

Net cash provided by financing activities	97,202	18,921

Net increase in cash and cash equivalents	22,902	37,454
Cash and cash equivalents, beginning of period	30,783	5,775

Cash and cash equivalents, end of period	$53,685	$43,229

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

The Company is subject to two major debt arrangements: (1) $107.0 million senior secured notes at WML that are collateralized by all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC, and (2) $275.0 million senior secured notes ($150.0 million issued February 4, 2011 and $125.0 million issued January 31, 2012) at the Parent level that are largely collateralized by the assets of the Parent, WRI, Kemmerer and ROVA.

The Company received business interruption insurance proceeds for the nine months ended September 30, 2012 due to an explosion and subsequent fire at a customer’s facility. The Company recognizes income as business interruption losses are incurred and reimbursement is virtually assured. The Company reports this income in Other operating income and has recognized $3.3 million and $11.9 million of income for the three and nine months ended September 30, 2012, respectively.

The Company’s coal supply contract with Coyote Station, located adjacent to its Beulah Mine, expires in May 2016. On May 3, 2012, Coyote Station informed the Company they were entering into a mine development agreement with another provider and on October 15, 2012, Coyote Station entered into a coal supply agreement with that provider. As a result, Coyote Station will likely not purchase coal from the Beulah Mine after the expiration of its current contract. Based on the uncertainty of securing a new contract, the Company revised various accounting estimates beginning in the fourth quarter of 2011 to reflect the impact on mining operations of the current contract’s expiration in 2016. These changes resulted in revised depreciable asset and coal reserve lives and asset retirement obligations. For the past several years, the Beulah Mine has averaged 2.4 million tons of coal sold per year to Coyote Station. The Company is currently considering strategic alternatives for its Beulah Mine, which also provides approximately 0.5 million tons of coal to the Heskett Station power plant on an annual basis. The Company will continue to evaluate the effect of this development and potential strategic alternatives on various employment-related liabilities, which could result in revised accounting estimates related to those liabilities in future periods.

These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, or the 2011 Form 10-K. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in its 2011 Form 10-K. Most of the descriptions of the accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading. The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012. Certain prior quarter amounts have been reclassified to conform to the current quarter presentation.

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

The purchase consideration for the Kemmerer Mine is $164.5 million, which includes $76.5 million paid in cash, plus the assumption of approximately $88.0 million of liabilities. The net proceeds of the Add-On Notes financed the $76.5 million cash portion of the purchase consideration, $24.7 million to satisfy the cash bonding obligations for the Kemmerer Mine and cash transaction costs for the Kemmerer acquisition and the Add-On Notes. Acquisition-related costs of $1.6 million have been expensed and are included in Selling and administrative costs. Issuance costs related to the Add-On Notes of $5.1 million have been capitalized. The balance of the net proceeds was used to fund working capital requirements necessary to integrate the Kemmerer operations with the Company’s operations.

The Kemmerer acquisition has been accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value.

During the second quarter of 2012, the Company revised its preliminary allocation of the purchase price for $2.2 million of deferred revenue. Adjustments to preliminary fair values are assumed to have been made as of the acquisition date. As a result, Revenues and Operating income for the first quarter of 2012 would have been higher and Net loss would have been lower by approximately $1.3 million. The results in the consolidated statements of operations for the nine months ended September 30, 2012 reflect this adjustment in the first quarter of 2012. The remaining $0.9 of deferred revenue was recognized as revenue in the second quarter of 2012.

During the third quarter of 2012, the Company substantially completed the purchase price allocation for the Kemmerer acquisition and has not recorded any additional adjustments to the statements of operations. However, if additional information is obtained about the assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired business, the Company will refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant. No significant goodwill or other intangible assets were evident in the acquisition.

A summary of the purchase consideration and allocation of the purchase consideration follow (in millions):

	Provisional as of March 31, 2012	Adjustments	Final as of September 30, 2012
Purchase consideration:
Cash paid	$76.5	$—	$76.5
Fair value of liabilities assumed:
Postretirement medical cost obligations	49.0	—	49.0
Asset retirement obligations	15.1	4.3	19.4
Pension obligations	11.8	3.8	15.6
Deferred revenue	—	2.2	2.2
Accrued liabilities	0.9	0.9	1.8

Total fair value of liabilities assumed	76.8	11.2	88.0

Total purchase consideration	$153.3	11.2	164.5

Allocation of purchase consideration:
Inventories	$9.5	0.1	9.6
Land and mineral rights	25.4	40.1	65.5
Capitalized asset retirement costs	15.1	(15.1)	—
Plant and equipment	103.3	(13.9)	89.4

Total	$153.3	$11.2	$164.5

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Kemmerer Mine has generated $113.3 million of revenue and $24.7 million of operating income since the January 31, 2012 acquisition date, and these amounts are included in the Company’s consolidated statement of operations for the nine months ended September 30, 2012.

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

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(In thousands, except per share data)
Total Revenues
As reported	$132,449	$441,410	$372,353
Pro forma	$168,877	$455,523	$477,440
Operating Income
As reported	$8,571	$20,274	$15,010
Pro forma	$10,608	$22,548	$19,440

Net income (loss) applicable to common shareholders
As reported	$2,389	$(4,622)	$(23,309)
Pro forma	$700	$(3,560)	$(29,709)
Net income (loss) per share applicable to common shareholders
As reported	$0.18	$(0.33)	$(1.79)
Pro forma	$0.05	$(0.25)	$(2.29)

3.	ACCOUNTING POLICIES

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

4.	INVENTORIES

Inventories consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Coal stockpiles	$622	$309
Coal fuel inventories	3,186	3,755
Materials and supplies	33,202	22,508
Reserve for obsolete inventory	(952)	(876)

Total	$36,058	$25,696

5.	RESTRICTED INVESTMENTS AND BOND COLLATERAL

The Company’s restricted investments and bond collateral consists of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Coal Segment:
Westmoreland Mining—debt reserve account	$12,221	$11,664
Reclamation bond collateral:
Kemmerer Mine	24,701	—
Absaloka Mine	13,764	13,593
Rosebud Mine	12,495	12,264
Beulah Mine	1,270	1,270
Power Segment:
Letter of credit account	5,988	5,983
Corporate Segment:
Postretirement medical benefit bonds	8,210	7,039
Workers’ compensation bonds	6,570	6,492

Total restricted investments and bond collateral	$85,219	$58,305

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

The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at September 30, 2012 are as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$72,861	$72,861	Level 1
Time deposits	7,725	7,725	Level 1
Held-to-maturity securities	4,442	4,831	Level 2
Available-for-sale securities	191	191	Level 1

	$85,219	$85,608

The Company recorded a gain of $0.2 million on the sale of available-for-sale securities held as restricted investments and bond collateral in the nine months ended September 30, 2012.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral

The amortized cost, gross unrealized holding gains and fair value of held-to-maturity securities at September 30, 2012 is as follows (in thousands):

Amortized cost	$4,442
Gross unrealized holding gains	389
Gross unrealized holding losses	—

Fair value	$4,831

Maturities of held-to-maturity securities are as follows at September 30, 2012:

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$634	$637
Due in five years or less	2,287	2,410
Due after five years to ten years	834	1,017
Due in more than ten years	687	767

	$4,442	$4,831

The Company does not intend to sell its held-to-maturity securities and it is not more likely than not that the Company will be required to sell the securities before recovery of amortized cost basis, which may be maturity.

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at September 30, 2012 is as follows (in thousands):

Cost basis	$175
Gross unrealized holding gains	16

Fair value	$191

6.	LINES OF CREDIT AND LONG-TERM DEBT

The amounts outstanding under the Company’s lines of credit and long-term debt consist of the following:

	Total Debt Outstanding
	September 30, 2012	December 31, 2011
	(In thousands)
Corporate:
Senior secured notes	$275,000	$150,000
Debt discount	(11,399)	(6,831)
Revolving line of credit	—	—
Westmoreland Mining, LLC:
Term debt	107,000	117,500
Capital lease obligations	10,726	13,967
Other term debt	1,761	2,071
Revolving line of credit	—	—
Westmoreland Resources, Inc.:
Capital lease obligations	5,008	5,562

Total debt outstanding	388,096	282,269
Less current portion	(22,956)	(20,795)

Total debt outstanding, less current portion	$365,140	$261,474

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The following table presents aggregate contractual debt maturities of all long-term debt and the lines of credit at September 30, 2012 (in thousands):

Remainder of 2012	$5,525
2013	25,276
2014	23,751
2015	21,755
2016	20,688
2017	22,000
Thereafter	280,500

Total	399,495
Less: debt discount	(11,399)

Total debt	$388,096

Corporate

10.75% Senior Notes

On January 31, 2012, the Company completed the private placement of $125.0 million of senior secured notes due in 2018 (the “Add-On Notes”), which notes were additional notes issued pursuant to the existing Parent Notes indenture (the “Parent Notes”), collectively referred to as the “10.75% Senior Notes”. The Add-On Notes were issued at a 4.5% original issue discount. On June 22, 2012, the Company commenced an exchange offer for the Add-On Notes for an equal principal amount of notes that have been registered under the Securities Act of 1933, which exchange was completed in July. At this time, all $275.0 million of outstanding notes are traded under one CUSIP. In 2011, the Company capitalized $0.2 million of debt issuance costs related to the Add-On Notes offering and has capitalized debt issuance costs of $4.9 million in 2012. The Company funded the Kemmerer Mine acquisition through the net proceeds from the Add-On Notes.

At September 30, 2012, the Company has $275.0 million of the 10.75% Senior Notes outstanding. The 10.75% Senior Notes mature February 18, 2018, and bear an annual fixed interest rate of 10.75%, payable semi-annually, in arrears, on February 1 and August 1 of each year. Substantially all of the assets of the Parent, WRI, Kemmerer and ROVA constitute collateral for the 10.75% Senior Notes as to which the holders of these notes have a first priority lien. Under the indenture governing the 10.75% Senior Notes, the Company is required to offer a portion of its Excess Cash Flow (as defined by the indenture) for each fiscal year to purchase some of these notes at 100% of the principal amount. The Company did not have Excess Cash Flow for the year ended December 31, 2011. Based on operations through September 30, 2012, the Company believes there is likely to be Excess Cash Flow for the year ended December 31, 2012.

The indenture governing the 10.75% Senior Notes contains, among other provisions, events of default and various affirmative and negative covenants. As of September 30, 2012, the Company was in compliance with all covenants for these notes.

Revolving Line of Credit

On June 29, 2012, the Company and certain of its subsidiaries entered into a five-year, $20.0 million revolving line of credit carved out by the indenture governing the 10.75% Senior Notes with an expiration date of June 30, 2017. The revolver may support up to $2.0 million of letters of credit, which would reduce the balance available under the revolver. At September 30, 2012, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, WRI, Kemmerer, and ROVA. Pursuant to the Intercreditor Agreement, the holders of the 10.75% Senior Notes now have a second lien position on these assets. The Company has capitalized debt issuance costs of $0.7 million in 2012 related to the revolver.

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

The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a fixed charge coverage ratio and an EBITDA measure. The fixed charge coverage ratio must meet or exceed a specified minimum. The EBITDA covenant requires a minimum amount of EBITDA to be achieved. We met these covenant requirements as of September 30, 2012.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Westmoreland Mining LLC

Term Debt

WML has outstanding $107.0 million in term debt as of September 30, 2012. This term debt matures March 31, 2018, and bears an annual fixed interest rate of 8.02%, payable quarterly. In the nine months ended September 30, 2012, WML repaid $10.5 million on its term debt and $4.0 million of its capital lease obligations and other term debt. WML entered into capital lease agreements in the amount of $0.5 million during the nine months ended September 30, 2012. The weighted average interest rate for WML’s capital leases and other term debt was 7.99% and 6.16%, respectively, at September 30, 2012.

Revolving Line of Credit

WML is party to a revolving credit facility with a maximum availability of $25.0 million. The available balance on this revolving line of credit at September 30, 2012 was $23.1 million. The revolving line of credit supports a $1.9 million letter of credit, which reduces the balance available under the revolver. The interest rate on the revolving line of credit was 3.75% at September 30, 2012.

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

As of September 30, 2012, WML was in compliance with all covenants.

Westmoreland Resources, Inc.

In the nine months ended September 30, 2012, WRI repaid $1.9 million of its capital lease obligations. WRI entered into capital lease agreements in the amount of $1.4 million during the nine months ended September 30, 2012. The weighted average interest rate for WRI’s capital leases was 6.61% at September 30, 2012.

7.	PENSION AND POSTRETIREMENT MEDICAL BENEFITS

Pension

The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements. The Company froze its pension plan for non-union employees in 2009.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$576	$195	$1,606	$585
Interest cost	1,669	1,186	4,816	3,554
Expected return on plan assets	(2,164)	(1,343)	(6,243)	(3,913)
Amortization of deferred items	729	442	2,187	1,212

Total net periodic benefit cost	$810	$480	$2,366	$1,438

Previously, the Company was required by a WML loan covenant to ensure that by 8.5 months after the end of the plan year, the value of its pension assets were at least 90% of the plan’s year end actuarially determined pension liability. On June 28, 2012, the loan covenant was amended to lower the requirement to 80%.

The Company contributed $0.1 million in cash to its pension plans in the nine months ended September 30, 2012 and expects to make less than $0.1 million of pension plan contributions during the remainder of 2012.

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

The Company incurred net periodic benefit costs of providing postretirement medical benefits as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,061	$123	$2,602	$369
Interest cost	3,057	2,628	9,226	7,883
Amortization of deferred items	643	(72)	1,929	(216)

Total net periodic benefit cost	$4,761	$2,679	$13,757	$8,036

The following table shows the net periodic medical benefit costs that relate to current operations and former mining operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Former mining operations	$2,828	$2,316	$8,485	$6,944
Current operations	1,933	363	5,272	1,092

Total net periodic benefit cost	$4,761	$2,679	$13,757	$8,036

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

The caption Heritage health benefit expenses used in the Consolidated Statements of Operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Health care benefits	$2,850	$2,445	$8,526	$7,208
Combined benefit fund payments	561	686	1,682	2,057
Workers’ compensation benefits	121	162	382	485
Black lung benefits	349	603	1,153	1,365

Total	$3,881	$3,896	$11,743	$11,115

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

9.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLES, AND RECLAMATION DEPOSITS

The asset retirement obligations, contractual third-party reclamation receivables, and reclamation deposits for each of the Company’s mines and ROVA at September 30, 2012 are summarized below:

	Asset Retirement Obligations	Contractual Third- Party Reclamation Receivables	Reclamation Deposits
	(In thousands)
Rosebud	$113,534	$16,680	$72,940
Jewett	82,853	82,853	—
Absaloka	26,501	243	—
Beulah	16,463	—	—
Kemmerer	19,398	—	—
Savage	5,081	—	—
ROVA	814	—	—

Total	$264,644	$99,776	$72,940

Asset Retirement Obligations

Changes in the Company’s asset retirement obligations are as follows:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Asset retirement obligations, beginning of period	$247,478	$241,643
Accretion	16,360	15,058
Liabilities settled	(13,814)	(10,014)
Asset retirement obligation acquired	19,377	—
Changes due to amount and timing of reclamation	(4,757)	—

Asset retirement obligations, end of period	264,644	246,687
Less current portion	(18,469)	(16,677)

Asset retirement obligations, less current portion	$246,175	$230,010

Contractual Third-Party Reclamation Receivables

The Company has recognized an asset of $99.8 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.

Reclamation Deposits

The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at September 30, 2012 are as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$36,815	$36,815	Level 1
Held-to-maturity securities	20,776	21,849	Level 2
Time deposits	14,289	14,289	Level 1
Available-for-sale securities	1,060	1,060	Level 1

	$72,940	$74,013

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Held-to-maturity and Available-for-sale Reclamation Deposits

The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at September 30, 2012 are as follows (in thousands):

Amortized cost	$20,776
Gross unrealized holding gains	1,121
Gross unrealized holding losses	(48)

Fair value	$21,849

Maturities of held-to-maturity securities at September 30, 2012 are as follows:

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$1,999	$2,045
Due in five years or less	9,984	10,456
Due after five years to ten years	4,383	4,652
Due in more than ten years	4,410	4,696

	$20,776	$21,849

The Company does not intend to sell its held-to-maturity securities and it is not more likely than not that the Company will be required to sell the securities before recovery of amortized cost basis, which may be maturity.

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at September 30, 2012 are as follows (in thousands):

Cost basis	$1,000
Gross unrealized holding gains	60

Fair value	$1,060

10.	FAIR VALUE MEASUREMENTS

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

The table below sets forth, by level, the Company’s financial assets that are accounted for at fair value:

Fair Value at September 30, 2012
Level 1
(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$191
Available-for-sale investments included in Reclamation deposits	1,060

Total assets	$1,251

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates as of September 30, 2012 (Level 3). The estimated fair values of the Company’s debt with fixed interest rates are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2011	$260,669	$262,535
September 30, 2012	$370,559	$375,721

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

Preferred Stock

The Company has outstanding Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. The Company has paid $1.0 million of preferred stock dividends during the first nine months of 2012.

12.	RESTRICTED STOCK UNITS, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (SARs)

The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Recognition of fair value of restricted stock units, stock options, and stock appreciation rights over vesting period; and issuance of common stock	$650	$438	$2,378	$1,540
Contributions of stock to the Company’s 401(k) plan	665	578	2,398	2,268

Total share-based compensation expense	$1,315	$1,016	$4,776	$3,808

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended September 30, 2012 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2011	302,033	$12.46
Granted	506,121	7.57
Vested	(117,159)	11.31
Expired or forfeited	(10,822)	12.88

Non-vested at September 30, 2012	680,173	$8.88	$4,835	(1)

(1)	Expected to be recognized over the next three years.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Stock Options

Information with respect to stock option activity for the nine months ended September 30, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2011	220,423	$20.53	5.0
Expired or forfeited	(27,300)	$15.92

Outstanding and exercisable at September 30, 2012	193,123	$21.18	4.31	$—	$—

Stock Appreciation Rights

Information with respect to stock appreciation rights, or SARs, activity for the nine months ended September 30, 2012 is as follows:

	SARs	Weighted Average Base Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2011	111,734	$22.20	3.7
Expired or forfeited	(6,700)	21.49

Outstanding and exercisable at September 30, 2012	105,034	$22.24	2.1	$—	$—

13.	EARNINGS PER SHARE

Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, and restricted stock units. No such items were included in the computation of diluted loss per share in the nine months ended September 30, 2012 or 2011 because the Company incurred a loss from operations in those periods and the effect of inclusion would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Income (loss) for basic earnings per share calculation:
Net income (loss) allocated to common shareholders	$7,282	$2,389	$(4,622)	$(23,309)

Weighted average shares outstanding:
Basic weighted average shares outstanding	14,104	13,384	13,986	12,990
Effect of restricted stock units, stock options and SARs	129	58	—	—
Effect of convertible notes and securities	1,093	—	—	—

Diluted weighted average shares outstanding	15,326	13,442	13,986	12,990

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The table below shows the number of shares that were excluded from the calculation of diluted income (loss) per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Convertible securities	—	1,093	1,093	1,093
Restricted stock units, stock options and SARs	849	582	978	640

Total shares excluded from diluted shares calculation	849	1,675	2,071	1,733

14.	BUSINESS SEGMENT INFORMATION

Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income.

The Company’s operations are classified into four segments: coal, power, heritage and corporate.

Summarized financial information by segment is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended September 30, 2012
Revenues	$138,798	$22,534	$—	$—	$161,332
Depreciation, depletion, and amortization	12,896	2,534	—	104	15,534
Operating income (loss)	18,025	4,023	(4,149)	(2,448)	15,451
Total assets	719,129	192,093	15,077	44,854	971,153
Capital expenditures	3,872	121	—	92	4,085
Three Months Ended September 30, 2011
Revenues	$108,823	$23,626	$—	$—	$132,449
Depreciation, depletion, and amortization	8,966	2,570	—	76	11,612
Operating income (loss)	9,679	4,694	(4,076)	(1,726)	8,571
Total assets	514,169	200,280	13,356	41,162	768,967
Capital expenditures	2,354	482	—	297	3,133
Nine Months Ended September 30, 2012
Revenues	$382,272	$59,138	$—	$—	$441,410
Depreciation, depletion, and amortization	34,671	7,554	—	317	42,542
Operating income (loss)	37,478	5,066	(12,687)	(9,583)	20,274
Total assets	719,129	192,093	15,077	44,854	971,153
Capital expenditures	13,910	2,033	—	123	16,066
Nine Months Ended September 30, 2011
Revenues	$303,734	$68,619	$—	$—	$372,353
Depreciation, depletion, and amortization	25,971	7,666	—	224	33,861
Operating income (loss)	20,576	11,764	(12,062)	(5,268)	15,010
Total assets	514,169	200,280	13,356	41,162	768,967
Capital expenditures	13,541	1,178	—	384	15,103

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

A reconciliation of segment operating income to income (loss) before income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Income (loss) from operations	$15,451	$8,571	$20,274	$15,010
Interest expense	(11,096)	(7,650)	(32,011)	(22,262)
Loss on extinguishment of debt	—	—	—	(17,030)
Interest income	475	423	1,371	1,134
Other income (loss)	196	147	611	(2,630)

Income (loss) before income taxes	$5,026	$1,491	$(9,755)	$(25,778)

15.	CONTINGENCIES

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS

September 30, 2012

(In thousands)

Assets	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$28,816	$3,799	$5,248	$15,822	$—	$53,685
Receivables:
Trade	—	13,246	15,789	38,862	—	67,897
Contractual third-party reclamation receivables	—	—	42	9,100	—	9,142
Intercompany receivable/payable	(12,537)	—	7,648	(28,530)	33,419	—
Other	253	—	14,721	407	(13,030)	2,351

	(12,284)	13,246	38,200	19,839	20,389	79,390
Inventories	—	3,185	14,787	18,086	—	36,058
Other current assets	813	258	4,440	5,433	—	10,944

Total current assets	17,345	20,488	62,675	59,180	20,389	180,077

Property, plant and equipment:
Land and mineral rights	—	1,156	84,060	64,960	—	150,176
Capitalized asset retirement cost	—	239	11,088	97,780	—	109,107
Plant and equipment	3,372	219,887	213,663	194,996	—	631,918

	3,372	221,282	308,811	357,736	—	891,201
Less accumulated depreciation, depletion and amortization	2,457	58,998	103,121	206,227	—	370,803

Net property, plant and equipment	915	162,284	205,690	151,509	—	520,398
Advanced coal royalties	—	—	—	3,898	—	3,898
Reclamation deposits	—	—	—	72,940	—	72,940
Restricted investments and bond collateral	14,779	5,988	38,466	25,986	—	85,219
Contractual third-party reclamation receivables, less current portion	—	—	200	90,434	—	90,634
Intangible assets	—	3,333	—	290	—	3,623
Investment in subsidiaries	259,217	—	(792)	3,770	(262,195)	—
Other assets	11,588	—	774	2,002	—	14,364

Total Assets	$303,844	$192,093	$307,013	$410,009	$(241,806)	$971,153

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS

September 30, 2012

(In thousands)

Liabilities and Shareholders’ Deficit	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current liabilities
Current installments of long-term debt	$(1,643)	$—	$2,176	$22,423	$—	$22,956
Accounts payable and accrued expenses:
Trade	3,474	8,862	14,276	44,560	(13,032)	58,140
Production taxes	—	4	8,925	27,076	—	36,005
Workers’ compensation	897	—	—	—	—	897
Postretirement medical benefits	11,796	—	—	1,383	—	13,179
SERP	391	—	—	—	—	391
Deferred revenue	—	8,651	1,439	3,166	—	13,256
Asset retirement obligations	—	—	4,653	13,816	—	18,469
Bank overdrafts	—	—	1	1,112	—	1,113
Interest payable	4,940	—	3	42	—	4,985
Other current liabilities	159	—	407	—	—	566

Total current liabilities	20,014	17,517	31,880	113,578	(13,032)	169,957

Long-term debt, less current installments	265,242	—	2,827	97,071	—	365,140
Workers’ compensation, less current portion	10,517	—	—	—	—	10,517
Excess of pneumoconiosis benefit obligation over trust assets	8,191	—	—	—	—	8,191
Postretirement medical benefits, less current portion	206,306	—	52,777	38,233	—	297,316
Pension and SERP obligations, less current portion	24,775	238	16,119	3,225	—	44,357
Deferred revenue, less current portion	—	52,381	—	6,922	—	59,303
Asset retirement obligations, less current portion	—	814	41,245	204,116	—	246,175
Intangible liabilities	—	6,880	—	—	—	6,880
Other liabilities	772	—	13,733	1,559	—	16,064
Intercompany receivable/payable	20,762	—	(4,543)	34,043	(50,262)	—

Total liabilities	556,579	77,830	154,038	498,747	(63,294)	1,223,900

Shareholders’ deficit:
Preferred stock	160	—	—	—	—	160
Common stock	35,355	5	110	132	(247)	35,355
Other paid-in capital	129,735	52,798	87,524	59,646	(199,968)	129,735
Accumulated other comprehensive loss	(119,083)	(328)	16	(21,927)	22,239	(119,083)
Accumulated earnings (deficit)	(285,751)	61,788	65,325	(126,589)	(536)	(285,763)

Total Westmoreland Coal Company shareholders’ deficit	(239,584)	114,263	152,975	(88,738)	(178,512)	(239,596)
Noncontrolling interest	(13,151)	—	—	—	—	(13,151)

Total equity (deficit)	(252,735)	114,263	152,975	(88,738)	(178,512)	(252,747)

Total Liabilities and Shareholders’ Deficit	$303,844	$192,093	$307,013	$410,009	$(241,806)	$971,153

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2012

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$22,534	$53,091	$94,103	$(8,396)	$161,332
Costs, expenses and other:
Cost of sales	—	14,982	34,658	75,844	(8,396)	117,088
Depreciation, depletion and amortization	104	2,533	5,732	7,165	—	15,534
Selling and administrative	3,001	995	2,381	5,288	—	11,665
Heritage health benefit expenses	3,638	—	—	243	—	3,881
Gain (loss) on sales of assets	—	—	18	(4)	—	14
Other operating income	—	—	(2,301)	—	—	(2,301)

	6,743	18,510	40,488	88,536	(8,396)	145,881

Operating income (loss)	(6,743)	4,024	12,603	5,567	—	15,451
Other income (expense):
Interest expense	(8,292)	(10)	(93)	(2,723)	22	(11,096)
Interest income	44	2	107	344	(22)	475
Other income (loss)	(3)	—	193	6	—	196

	(8,251)	(8)	207	(2,373)	—	(10,425)

Income (loss) before income taxes	(14,994)	4,016	12,810	3,194	—	5,026
Equity in income of subsidiaries	19,982	—	—	—	(19,982)	—

	4,988	4,016	12,810	3,194	(19,982)	5,026
Income tax expense (benefit)	(363)	—	605	1,625	(2,192)	(325)

Net income (loss)	5,351	4,016	12,205	1,569	(17,790)	5,351
Less net loss attributable to noncontrolling interest	(2,271)	—	—	—	—	(2,271)

Net income (loss) attributable to the Parent company	$7,622	$4,016	$12,205	$1,569	$(17,790)	$7,622

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2011

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$23,626	$16,323	$108,109	$(15,609)	$132,449
Costs, expenses and other:
Cost of sales	—	15,055	12,748	87,970	(15,609)	100,164
Depreciation, depletion and amortization	76	2,570	2,050	6,916	—	11,612
Selling and administrative	2,091	1,308	1,134	5,351	—	9,884
Heritage health benefit expenses	3,688	—	—	208	—	3,896
Loss on sales of assets	—	—	—	91	—	91
Other operating income	—	—	(1,769)	—	—	(1,769)

	5,855	18,933	14,163	100,536	(15,609)	123,878

Operating income (loss)	(5,855)	4,693	2,160	7,573	—	8,571
Other income (expense):
Interest expense	(4,471)	(29)	(115)	(3,066)	31	(7,650)
Interest income	71	—	49	334	(31)	423
Other income (loss)	34	—	26	87	—	147

	(4,366)	(29)	(40)	(2,645)	—	(7,080)

Income (loss) before income taxes	(10,221)	4,664	2,120	4,928	—	1,491
Equity in income of subsidiaries	11,437	—	—	—	(11,437)	—

	1,216	4,664	2,120	4,928	(11,437)	1,491
Income tax expense (benefit)	(358)	—	620	1,897	(2,243)	(84)

Net income (loss)	1,574	4,664	1,500	3,031	(9,194)	1,575
Less net loss attributable to noncontrolling interest	(1,154)	—	—	—	—	(1,154)

Net income (loss) attributable to the Parent company	$2,728	$4,664	$1,500	$3,031	$(9,194)	$2,729

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2012

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$59,138	$136,202	$268,031	$(21,961)	$441,410
Costs, expenses and other:
Cost of sales	—	43,644	94,909	223,314	(21,961)	339,906
Depreciation, depletion and amortization	317	7,554	14,382	20,289	—	42,542
Selling and administrative	9,794	2,874	7,583	18,433	(1,527)	37,157
Heritage health benefit expenses	11,006	—	—	737	—	11,743
Loss on sales of assets	—	—	18	273	—	291
Other operating income	—	—	(12,030)	—	1,527	(10,503)

	21,117	54,072	104,862	263,046	(21,961)	421,136

Operating income (loss)	(21,117)	5,066	31,340	4,985	—	20,274
Other income (expense):
Interest expense	(23,315)	(30)	(298)	(8,438)	70	(32,011)
Interest income	192	6	224	1,019	(70)	1,371
Other income (loss)	187	—	280	144	—	611

	(22,936)	(24)	206	(7,275)	—	(30,029)

Income (loss) before income taxes	(44,053)	5,042	31,546	(2,290)	—	(9,755)
Equity in income of subsidiaries	34,200	—	—	—	(34,200)	—

	(9,853)	5,042	31,546	(2,290)	(34,200)	(9,755)
Income tax expense (benefit)	(1,337)	—	2,374	753	(3,029)	(1,239)

Net income (loss)	(8,516)	5,042	29,172	(3,043)	(31,171)	(8,516)
Less net loss attributable to noncontrolling interest	(4,914)	—	—	—	—	(4,914)

Net income (loss) attributable to the Parent company	$(3,602)	$5,042	$29,172	$(3,043)	$(31,171)	$(3,602)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2011

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$68,619	$44,186	$301,650	$(42,102)	$372,353
Costs, expenses and other:
Cost of sales	—	45,959	35,703	249,405	(42,103)	288,964
Depreciation, depletion and amortization	224	7,666	6,049	19,922	—	33,861
Selling and administrative	6,735	3,040	3,275	15,174	—	28,224
Heritage health benefit expenses	10,496	—	—	619	—	11,115
Loss on sales of assets	—	189	24	202	—	415
Other operating income	—	—	(5,236)	—	—	(5,236)

	17,455	56,854	39,815	285,322	(42,103)	357,343

Operating income (loss)	(17,455)	11,765	4,371	16,328	1	15,010
Other income (expense):
Interest expense	(11,929)	(460)	(553)	(9,380)	60	(22,262)
Loss on extinguishment of debt	(7,873)	(9,073)	(84)	—	—	(17,030)
Interest income	195	10	152	837	(60)	1,134
Other income (loss)	(3,013)	—	159	224	—	(2,630)

	(22,620)	(9,523)	(326)	(8,319)	—	(40,788)

Income (loss) before income taxes	(40,075)	2,242	4,045	8,009	1	(25,778)
Equity in income of subsidiaries	14,483	—	—	—	(14,483)	—

	(25,592)	2,242	4,045	8,009	(14,482)	(25,778)
Income tax expense (benefit)	(520)	—	1,065	3,618	(4,869)	(706)

Net income (loss)	(25,072)	2,242	2,980	4,391	(9,613)	(25,072)
Less net loss attributable to noncontrolling interest	(2,783)	—	—	—	—	(2,783)

Net income (loss) attributable to the Parent company	$(22,289)	$2,242	$2,980	$4,391	$(9,613)	$(22,289)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended September 30, 2012

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$5,351	$4,016	$12,205	$1,569	$(17,790)	$5,351

Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	538	6	—	185	—	729
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	400	—	—	243	—	643
Tax effect of other comprehensive income gains	(521)	—	—	—	—	(521)
Unrealized and realized gains and losses on available-for-sale securities	—	—	—	(25)	—	(25)

Other comprehensive income	417	6	—	403	—	826

Comprehensive income (loss) attributable to Westmoreland Coal Company	$5,768	$4,022	$12,205	$1,972	$(17,790)	$6,177

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended September 30, 2011

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$1,574	$4,664	$1,500	$3,031	$(9,194)	$1,575

Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	(331)	3	—	770	—	442
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	(146)	—	—	74	—	(72)
Tax effect of other comprehensive income gains	—	—	—	—	(141)	(141)
Unrealized and realized gains and losses on available-for-sale securities	3	—	(1)	(14)	—	(12)

Other comprehensive income	(474)	3	(1)	830	(141)	217

Comprehensive income (loss) attributable to Westmoreland Coal Company	$1,100	$4,667	$1,499	$3,861	$(9,335)	$1,792

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Nine Months Ended September 30, 2012

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net loss	$(8,516)	$5,042	$29,172	$(3,043)	$(31,171)	$(8,516)

Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	1,614	16	—	557	—	2,187
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	1,200	—	—	729	—	1,929
Tax effect of other comprehensive income gains	(1,496)	—	—	—	—	(1,496)
Unrealized and realized gains and losses on available-for-sale securities	(205)	—	1	(44)	—	(248)

Other comprehensive income	1,113	16	1	1,242	—	2,372

Comprehensive income (loss) attributable to Westmoreland Coal Company	$(7,403)	$5,058	$29,173	$(1,801)	$(31,171)	$(6,144)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Nine Months Ended September 30, 2011

(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net loss	$(25,072)	$2,242	$2,980	$4,391	$(9,613)	$(25,072)

Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	75	7	—	1,130	—	1,212
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	(436)	—	—	220	—	(216)
Tax effect of other comprehensive income gains	—	—	—	—	(308)	(308)
Unrealized and realized gains and losses on available-for-sale securities	3	—	(105)	(101)	—	(203)

Other comprehensive income (loss)	(358)	7	(105)	1,249	(308)	485

Comprehensive income (loss) attributable to Westmoreland Coal Company	$(25,430)	$2,249	$2,875	$5,640	$(9,921)	$(24,587)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012

(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(8,516)	$5,042	$29,172	$(3,043)	$(31,171)	$(8,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	34,200	—	—	—	(34,200)	—
Depreciation, depletion, and amortization	317	7,554	14,382	20,289	—	42,542
Accretion of asset retirement obligation and receivable	—	44	2,990	6,003	—	9,037
Amortization of intangible assets and liabilities, net	—	466	—	26	—	492
Non-cash tax benefits	(1,496)	—	—	—	—	(1,496)
Share-based compensation	2,118	34	428	2,196	—	4,776
Loss on sale of assets	—	—	18	273	—	291
Amortization of deferred financing costs	2,127	—	304	473	—	2,904
Gain on sales of investment securities	(183)	—	—	—	—	(183)
Changes in operating assets and liabilities:
Receivables, net	(29)	(379)	(21,186)	(4,602)	6,142	(20,054)
Inventories	—	571	(638)	(421)	—	(488)
Excess of pneumoconiosis benefit obligation over trust assets	1,626	—	—	—	—	1,626
Accounts payable and accrued expenses	(2,624)	642	16,698	11,673	(6,410)	19,979
Deferred revenue	—	(6,307)	(786)	1,741	—	(5,352)
Accrual for workers’ compensation	(212)	—	—	—	—	(212)
Asset retirement obligations	—	—	(1,089)	(5,055)	—	(6,144)
Accrual for postretirement medical benefits	(143)	—	3,536	1,149	—	4,542
Pension and SERP obligations	835	9	516	589	—	1,949
Other assets and liabilities	(190)	(470)	1,526	(4,210)	—	(3,344)

Net cash provided by (used in) operating activities	27,830	7,206	45,871	27,081	(65,639)	42,349

Cash flows from investing activities:
Distributions received by subsidiaries	8,550	—	—	—	(8,550)	—
Additions to property, plant and equipment	(123)	(2,033)	(6,195)	(7,715)	—	(16,066)
Change in restricted investments and bond collateral and reclamation deposits	(3,098)	(5)	(24,873)	(1,832)	—	(29,808)
Cash payments related to acquisitions	4,000	—	(76,522)	—	—	(72,522)
Net proceeds from sales of assets	—	—	240	145	—	385
Proceeds from sale of restricted investments	1,828	—	—	—	—	1,828
Receivable from customer for property and equipment purchases	—	—	—	(466)	—	(466)

Net cash provided by (used in) investing activities	11,157	(2,038)	(107,350)	(9,868)	(8,550)	(116,649)

Cash flows from financing activities:
Change in book overdrafts	—	(259)	—	1,112	—	853
Borrowings of long-term debt, net of debt discount	119,364	—	—	—	—	119,364
Repayments of long-term debt	—	—	(1,912)	(14,519)	—	(16,431)
Borrowings on revolving lines of credit	—	—	—	16,500	—	16,500
Repayments on revolving lines of credit	—	—	—	(16,500)	—	(16,500)
Debt issuance and other refinancing costs	(5,563)	—	—	(1)	—	(5,564)
Dividends/distributions	(1,020)	(1,050)	—	(7,500)	8,550	(1,020)
Transactions with Parent/affiliates	(149,093)	(66)	68,496	15,024	65,639	—

Net cash provided by (used in) financing activities	(36,312)	(1,375)	66,584	(5,884)	74,189	97,202

Net increase (decrease) in cash and cash equivalents	2,675	3,793	5,105	11,329	—	22,902
Cash and cash equivalents, beginning of period	26,141	6	143	4,493	—	30,783

Cash and cash equivalents, end of period	$28,816	$3,799	$5,248	$15,822	$—	53,685

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011

(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(25,072)	$2,242	$2,980	$4,391	$(9,613)	$(25,072)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income of subsidiaries	14,484	—	—	—	(14,484)	—
Loss on derivative instruments	3,079	—	—	—	—	3,079
Depreciation, depletion, and amortization	224	7,666	6,049	19,922	—	33,861
Accretion of asset retirement obligation and receivable	—	41	2,275	5,784	—	8,100
Amortization of intangible assets and liabilities, net	—	467	—	27	—	494
Non-cash tax benefits	(308)	—	—	—	—	(308)
Share-based compensation	3,808	—	—	—	—	3,808
Loss on sale of assets	—	189	24	202	—	415
Amortization of deferred financing costs	1,107	(21)	297	503	—	1,886
Loss on extinguishment of debt	7,873	9,073	84	—	—	17,030
Gain on the sale of investments	—	—	(75)	(75)	—	(150)
Loss on derivative	—	—	—	—	—	—
Changes in operating assets and liabilities:
Receivables, net	(199)	(28)	(6,115)	3,310	7,805	4,773
Inventories	—	(89)	107	(2,288)	—	(2,270)
Excess of pneumoconiosis benefit obligation over trust assets	1,365	—	—	—	—	1,365
Accounts payable and accrued expenses	(371)	(385)	498	6,842	(5,223)	1,361
Deferred revenue	—	(6,886)	676	1,490	(550)	(5,270)
Accrual for workers’ compensation	(153)	—	—	—	—	(153)
Asset retirement obligations	—	—	(766)	(3,891)	—	(4,657)
Accrual for postretirement medical benefits	(2,156)	—	—	891	—	(1,265)
Pension and SERP obligations	(4,742)	(52)	—	2,827	—	(1,967)
Other assets and liabilities	(145)	(992)	2,915	(2,494)	(316)	(1,032)

Net cash provided by (used in) operating activities	(1,206)	11,225	8,949	37,441	(22,381)	34,028

Cash flows from investing activities:
Distributions received by subsidiaries	20,200	—	—	—	(20,200)	—
Additions to property, plant and equipment	(383)	(1,179)	(1,341)	(12,200)	—	(15,103)
Change in restricted investments and bond collateral and reclamation deposits	(1,283)	2,585	(3,705)	(1,076)	—	(3,479)
Net proceeds from sales of assets	—	—	—	87	—	87
Proceeds from sale of restricted investments	—	—	1,075	2,275	—	3,350
Receivable from customer for property and equipment purchases	—	—	—	(350)	—	(350)

Net cash provided by (used in) investing activities	18,534	1,406	(3,971)	(11,264)	(20,200)	(15,495)

Cash flows from financing activities:
Change in book overdrafts	(140)	—	(352)	(143)	—	(635)
Borrowings of long-term debt, net of debt discount	142,500	—	—	—	—	142,500
Repayments of long-term debt	(2,532)	(46,220)	(11,396)	(9,038)	—	(69,186)
Borrowings on revolving lines of credit	—	1,500	12,200	73,500	—	87,200
Repayments on revolving lines of credit	—	(1,500)	(29,100)	(75,000)	—	(105,600)
Debt issuance and other refinancing costs	(5,842)	(9,077)	100	—	—	(14,819)
Exercise of stock options	422	—	—	—	—	422
Dividends/distributions	(20,961)	(7,500)	—	(12,700)	20,200	(20,961)
Transactions with Parent/affiliates	(99,020)	52,571	23,573	495	22,381	—

Net cash provided by (used in) financing activities	14,427	(10,226)	(4,975)	(22,886)	42,581	18,921

Net increase in cash and cash equivalents	31,755	2,405	3	3,291	—	37,454
Cash and cash equivalents, beginning of period	271	880	—	4,624	—	5,775

Cash and cash equivalents, end of period	$32,026	$3,285	$3	$7,915	$—	$43,229

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about our expectation that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future, our anticipated cash spend on heritage health and pension obligations, the timing of when our customer’s plant will be back online, the likelihood we will have Excess Cash Flow, and the possibility we may from time to time use available cash to repurchase our 10.75% Senior Notes on the open market.

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

•	railroad and other transportation performance, costs and availability;

•	the potential inability of our subsidiaries to pay dividends to us due to restrictions in our debt arrangements, reductions in planned coal deliveries or other business factors;

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

On May 3, 2012, Coyote Station informed us they are entering into a mine development agreement with another provider and on October 15, 2012, Coyote Station entered into a coal supply agreement with that provider. As a result, Coyote Station will likely not purchase coal from our Beulah Mine after the expiration of our current contract. Based on the uncertainty of securing a new contract, we revised various accounting estimates beginning in the fourth quarter of 2011 to reflect the impact on mining operations of the current contract’s expiration in 2016. These changes resulted in revised depreciable asset and coal reserve lives and asset retirement obligations.

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

Kemmerer Mine Acquisition and Add-On Notes

On December 23, 2011, we entered into an agreement with Chevron Mining Inc. to acquire the Kemmerer surface coal mine located in Kemmerer, Wyoming. We closed this acquisition on January 31, 2012. This transaction included approximately 107 million tons of total proven or probable coal reserves as of December 31, 2011. The Kemmerer Mine has an estimated life at current production levels of approximately 22 years. The total consideration paid by us to acquire the Kemmerer Mine included $76.5 million in cash and our assumption of approximately $88.0 million in liabilities, including retiree medical benefits for current union employees, the underfunded portion of the pension and reclamation obligations.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

In January 2012, we completed the private placement of $125.0 million of senior secured notes due in 2018 (“Add-On Notes”), which notes were additional notes issued pursuant to the existing Parent Notes indenture (the “Parent Notes”), collectively referred to as the “10.75% Senior Notes”. The net proceeds from the Add-On Notes financed the $76.5 million cash portion of the purchase price for the acquisition of the Kemmerer Mine and $24.7 million to satisfy the cash bonding obligations for the Kemmerer Mine. The net proceeds also covered the cash transaction costs associated with the Kemmerer acquisition and the Add-On Notes offering of approximately $6.7 million. The remaining net proceeds were partially used to fund the initial operating expenses associated with the Kemmerer Mine. The use of proceeds from the offering of Add-On Notes to finance the acquisition of the Kemmerer Mine is shown in the table below (in millions):

Proceeds received from the Add-On Notes	$125.0
Cash consideration for the Kemmerer acquisition	(76.5)
Reclamation bonding collateral	(24.7)
Transaction fees and expenses	(6.7)
Initial Purchaser’s discount	(5.6)

Remaining proceeds	$11.5

Xcel Fire

In November 2011, an explosion and subsequent fire occurred at Unit 3 of Xcel Energy’s Sherburne County Generating Station, or Unit 3, which is the largest customer of our Absaloka Mine. Xcel indicated that Unit 3 will be offline for an extended period while Xcel investigates the source of the explosion and the extent of the damage. The current estimate is that Unit 3 will be back online by the end of the first quarter of 2013. Westmoreland Resources, Inc., or WRI, our wholly owned subsidiary that operates the Absaloka Mine, maintains business interruption insurance coverage and submitted a notice of loss to its insurance carriers. Our insurance carriers have accepted liability under the policy for the business interruption claim and we have started to receive cash proceeds. We recognize income as business interruption losses are incurred and reimbursement is virtually assured and have recognized $3.3 million and $11.9 million of income for the three and nine months ended September 30, 2012, respectively.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Summary

The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)
			$	%
	(In thousands)
Revenues	$161,332	$132,449	$28,883	21.8%
Net income applicable to common shareholders	7,282	2,389	4,893	204.8%
Adjusted EBITDA(1)	35,520	24,157	11,363	47.0%

(1)	Adjusted EBITDA, a non-GAAP financial measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

Our third quarter 2012 revenues increased primarily due to a $30.0 million increase in our coal segment revenues mostly due to the Kemmerer acquisition, which was partially offset by a customer shutdown at our Absaloka Mine as a result of an accident at the customer’s facility as explained above as well as reduced tonnage demand due to reduced demand for power and increased wind generation. The increase in our coal segment revenues was offset by a $1.1 million decrease in our power segment revenues due to unplanned outages.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

Our third quarter 2012 net income applicable to common shareholders increased by $4.9 million. The primary factors, in aggregate, driving this increase in net income were:

Three Months Ended September 30, 2012
(In millions)
Increase in our coal segment operating income primarily due to the Kemmerer acquisition	$8.3
Increased losses attributable to noncontrolling interest related to increased losses from a partially owned consolidated coal segment subsidiary	1.1
Increase due to other factors	0.3
Increase in interest expense primarily due to the offering of the Add-On Notes	(3.4)
Decrease in our power segment operating income primarily due to unplanned outages	(0.7)
Decrease in our corporate segment operating income primarily due to higher long-term compensation expenses	(0.7)

$4.9

Coal Segment Operating Results

The following table shows comparative coal revenues, operating income, Adjusted EBITDA and sales volume and percentage changes between periods:

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)
			$	%
Revenues (in thousands)	$138,798	$108,823	$29,975	27.5%
Operating income (in thousands)	18,025	9,679	8,346	86.2%
Adjusted EBITDA (in thousands)(1)	34,584	22,070	12,514	56.7%
Tons sold—millions of equivalent tons	6.0	6.0	—	—%

(1)	Adjusted EBITDA, a non-GAAP financial measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

Our third quarter 2012 coal segment revenues and operating income increased primarily due to the Kemmerer acquisition, which was partially offset by a customer shutdown at our Absaloka Mine as a result of an accident at the customer’s facility as explained above as well as reduced tonnage demand due to reduced demand for power and increased wind generation. Business interruption insurance proceeds have partially offset the decrease in operating income that was due to the accident and have been reported in Other operating income. Overall tons sold remained comparable to the prior year’s quarter; however tons sold decreased at our Absaloka Mine which was offset with tons sold at our Kemmerer Mine.

Power Segment Operating Results

The following table shows comparative power revenues, operating income, Adjusted EBITDA, production and percentage changes between periods:

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)
			$	%
	(In thousands)
Revenues	$22,534	$23,626	$(1,092)	(4.6)%
Operating income	4,023	4,694	(671)	(14.3)%
Adjusted EBITDA(1)	6,742	7,441	(699)	(9.4)%
Megawatts hours	417	445	(28)	(6.3)%

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

(1)	Adjusted EBITDA, a non-GAAP financial measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

Our third quarter 2012 power segment revenues, operating income and megawatt hours decreased due to unplanned outages.

Heritage Segment Operating Results

The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)
			$	%
	(In thousands)
Health care benefits	$2,850	$2,445	$405	16.6%
Combined benefit fund payments	561	686	(125)	(18.2)%
Workers’ compensation benefits	121	162	(41)	(25.3)%
Black lung benefits	349	603	(254)	(42.1)%

Total heritage health benefit expenses	3,881	3,896	(15)	(0.4)%
Selling and administrative costs	268	180	88	48.9%

Heritage segment operating loss	$4,149	$4,076	$73	1.8%

Our third quarter 2012 heritage operating expenses were comparable to the third quarter of 2011.

Corporate Segment Operating Results

Our corporate segment operating expenses for the third quarter of 2012 increased $0.7 million primarily due to higher long-term compensation expenses.

Nonoperating Results (including interest expense, interest income, other income (loss), income tax benefit, and net loss attributable to noncontrolling interest)

Our interest expense for the third quarter of 2012 increased to $11.1 million compared with $7.7 million for the third quarter of 2011 primarily due to the higher overall debt levels resulting from the offering of the Add-On Notes.

Our interest income, other income (loss), and income tax benefit for the third quarter of 2012 were comparable to the third quarter of 2011.

Our net loss attributable to noncontrolling interest for the third quarter of 2012 increased to $2.3 million compared with $1.2 million for the third quarter of 2011 related to increased losses from a partially owned consolidated coal segment subsidiary.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Items that Affect Comparability of Our Results

For the nine months ended September 30, 2011, our results included items that did not relate directly to ongoing operations, affecting the comparability of our results. The expense components of these items were as follows:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Loss on extinguishment of debt	$—	$(17,030)
Fair value adjustment on derivatives and related amortization of debt discount	—	(3,215)

Impact (pre-tax)	$—	$(20,245)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

Items recorded in the nine months ended September 30, 2011

•

As a result of the Parent Notes offering in February 2011, we recorded $17.0 million of loss on extinguishment of debt. The loss included a $9.1 million make-whole payment and $7.9 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs and convertible debt conversion expense.

•

Upon the Parent Notes offering and subsequent retirement of our convertible debt, we recorded an expense of $3.1 million resulting from the mark-to-market accounting for the conversion feature in the notes with $0.1 million of interest expense of a related debt discount.

Summary

The following table shows the comparative consolidated results and changes between periods:

	Nine Months Ended September 30,
	2012	2011	Increase (Decrease)
			$	%
	(In thousands)
Revenues	$441,410	$372,353	$69,057	18.5%
Net loss applicable to common shareholders	(4,622)	(23,309)	18,687	(80.2)%
Adjusted EBITDA(1)	77,412	61,689	15,723	25.5%

(1)	Adjusted EBITDA, a non-GAAP financial measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

Our revenues for the first nine months of 2012 increased primarily due to a $78.5 million increase in our coal segment revenues mostly due to the Kemmerer acquisition, which was partially offset by a customer shutdown at our Absaloka Mine as a result of an accident at the customer’s facility as explained above as well as reduced tonnage demand due to natural gas, hydro and wind generation. The increase in our coal segment revenues was offset by a $9.5 million decrease in our power segment revenues due to a large planned maintenance outage during the second quarter and unplanned outages.

Our net loss applicable to common shareholders for the first nine months of 2012 increased by $1.6 million, excluding $20.2 million of expense during the first nine months of 2011 discussed in Items that Affect Comparability of Our Results. The primary factors, in aggregate, driving this increase in net loss were:

Nine Months Ended September 30, 2012
(In millions)
Increase in interest expense primarily due to the offering of the Add-On Notes	$(9.9)
Decrease in our power segment operating income primarily due to a large planned maintenance outage and unplanned outages	(6.7)
Decrease in our corporate segment operating income primarily due to one-time recruiting and compensation expenses related to a new executive position and higher long-term compensation expenses	(2.8)
Increase in our coal segment operating income primarily due to the Kemmerer acquisition	15.4
Increased losses attributable to noncontrolling interest related to increased losses from a partially owned consolidated coal segment subsidiary	2.1
Increase due to other factors	0.3

$(1.6)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

Coal Segment Operating Results

The following table shows comparative coal revenues, operating income and production, and percentage changes between periods:

	Nine Months Ended September 30,
			Increase (Decrease)
	2012	2011	$	%
Revenues (in thousands)	$382,272	$303,734	$78,538	25.9%
Operating income (in thousands)	37,478	20,576	16,902	82.1%
Adjusted EBITDA (in thousands)[1]	84,080	57,262	26,818	46.8%
Tons sold—millions of equivalent tons	15.5	16.0	(0.5)	(3.1)%

(1)	Adjusted EBITDA, a non-GAAP financial measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

Our coal segment revenues and operating income for the first nine months of 2012 increased primarily due to the Kemmerer acquisition, which was partially offset by a customer shutdown at our Absaloka Mine as a result of an accident at the customer’s facility as explained above as well as reduced tonnage demand due to natural gas, hydro and wind generation. Business interruption insurance proceeds have partially offset the decrease in operating income that was due to the accident and have been reported in Other operating income. Overall tons sold decreased primarily due to lower sales at our Absaloka Mine, which was partially offset with tons sold at our Kemmerer Mine.

Power Segment Operating Results

The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Nine Months Ended September 30,
			Increase (Decrease)
	2012	2011	$	%
	(In thousands)
Revenues	$59,138	$68,619	$(9,481)	(13.8)%
Operating income	5,066	11,764	(6,698)	(56.9)%
Adjusted EBITDA[1]	13,168	20,152	(6,984)	(34.7)%
Megawatts hours	1,077	1,282	(205)	(16.0)%

(1)	Adjusted EBITDA, a non-GAAP financial measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

Our power segment revenues, operating income and megawatt hours for the first nine months of 2012 decreased due to a large planned maintenance outage during the second quarter and unplanned outages.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

Heritage Segment Operating Results

The following table shows comparative detail of the heritage segment’s operating expenses and percentage changes between periods:

	Nine Months Ended September 30,
			Increase (Decrease)
	2012	2011	$	%
	(In thousands)
Health care benefits	$8,526	$7,208	$1,318	18.3%
Combined benefit fund payments	1,682	2,057	(375)	(18.2)%
Workers’ compensation benefits	382	485	(103)	(21.2)%
Black lung benefits	1,153	1,365	(212)	(15.5)%

Total heritage health benefit expenses	11,743	11,115	628	5.7%
Selling and administrative costs	944	947	(3)	(0.3)%

Heritage segment operating loss	$12,687	$12,062	$625	5.2%

Our heritage operating expenses for the first nine months of 2012 increased due to unfavorable interest rates.

Corporate Segment Operating Results

Our corporate segment operating expenses for the first nine months of 2012 increased $4.3 million primarily due to a claim paid by our captive insurance entity related to a business interruption claim at our Absaloka Mine; however this expense was offset by proceeds recorded in the coal segment and thus had no impact on a consolidated basis. Additionally, corporate segment operating expenses increased due to one-time recruiting and compensation expenses related to a new executive position and higher long-term compensation expenses.

Nonoperating Results (including interest expense, interest income, other income (loss), income tax benefit, and net loss attributable to noncontrolling interest)

Our interest expense for the first nine months of 2012 increased to $32.0 million compared with $22.3 million for the first nine months of 2011 primarily due to the higher overall debt levels resulting from the offering of the Add-On Notes.

Our interest income for the first nine months of 2012 was comparable to the first nine months of 2011.

Our other income (loss) for the first nine months of 2012 was comparable to the first nine months of 2011, excluding the $3.1 million impact of the mark-to-market accounting discussed in Items that Affect Comparability of Our Results.

Our income tax benefit for the first nine months of 2012 was $1.2 million compared with $0.7 million for the first nine months of 2011 due to lower taxable income.

Our net loss attributable to noncontrolling interest for the first nine months of 2012 increased to $4.9 million compared with $2.8 million for the first nine months of 2011 related to increased losses from a partially owned consolidated coal segment subsidiary.

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

The tables below show how we calculate EBITDA and Adjusted EBITDA, including a breakdown by segment for Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands)
Reconciliation of Adjusted EBITDA to net income (loss)
Net income (loss)	$5,351	$1,575	$(8,516)	$(25,072)
Income tax benefit from continuing operations	(325)	(84)	(1,239)	(705)
Other loss (income)	(196)	(147)	(611)	2,630
Interest income	(475)	(423)	(1,371)	(1,134)
Loss on extinguishment of debt	—	—	—	17,030
Interest expense	11,096	7,650	32,011	22,262
Depreciation, depletion and amortization	15,534	11,612	42,542	33,861
Accretion of ARO and receivable	3,041	2,700	9,037	8,100
Amortization of intangible assets and liabilities	165	167	492	494

EBITDA	34,191	23,050	72,345	57,466
Loss on sale of assets	14	91	291	415
Share-based compensation	1,315	1,016	4,776	3,808

Adjusted EBITDA	$35,520	$24,157	$77,412	$61,689

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Adjusted EBITDA by Segment
Coal	$34,584	$22,070	$84,080	$57,262
Power	6,742	7,441	13,168	20,152
Heritage	(4,149)	(4,076)	(12,686)	(12,062)
Corporate	(1,657)	(1,278)	(7,150)	(3,663)

Total	$35,520	$24,157	$77,412	$61,689

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Adjusted EBITDA
Guarantor and Issuer	$20,323	$7,059	$43,640	$17,224
Non-Guarantor	15,197	17,098	33,772	44,465

Total	$35,520	$24,157	$77,412	$61,689

Liquidity and Capital Resources

At September 30, 2012, we had $53.7 million of cash and cash equivalents, $23.1 million of available borrowing capacity under our WML revolving line of credit and $20.0 million of available borrowing under our new revolving line of credit. We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.

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

Under the indenture governing the 10.75% Senior Notes, we are required to offer a portion of our Excess Cash Flow (as defined by the indenture) for each fiscal year to purchase some of these notes at 100% of the principal amount. We did not have Excess Cash Flow for the year ended December 31, 2011. Based on operations through September 30, 2012, we believe there is likely to be Excess Cash Flow for the year ended December 31, 2012. In addition to offering Excess Cash Flow to purchase some of these notes as required under the indenture, from time to time the Company may use available cash to repurchase these notes on the open market, as permitted by the indenture.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

On June 29, 2012, we and certain of our subsidiaries entered into a five-year, $20.0 million revolving line of credit carved out by the indenture governing the 10.75% Senior Notes with an expiration date of June 30, 2017. The revolver may support up to $2.0 million of letters of credit, which would reduce balance available under the revolver. At September 30, 2012 availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, WRI, Kemmerer, and ROVA.

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

The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a fixed charge coverage ratio and an EBITDA measure. The fixed charge coverage ratio must meet or exceed a specified minimum. The EBITDA covenant requires a minimum amount of EBITDA to be achieved. We met these covenant requirements as of September 30, 2012.

WML has $107.0 million of fixed rate term debt outstanding at September 30, 2012. This term debt matures March 31, 2018, and bears an annual fixed interest rate of 8.02%, payable quarterly. The principal on the WML Notes is scheduled to be paid as follows (in millions):

Remainder of 2012	$3.5
2013	18.0
2014	18.0
2015	20.0
2016	20.0
2017	22.0
2018	5.5

WML’s revolving credit facility has a borrowing limit of $25.0 million and matures in June 2013. The interest rate under the revolving credit facility at September 30, 2012 was 3.75% per annum. At September 30, 2012, WML had no outstanding balance under the revolving credit facility and the revolving credit facility supports a letter of credit of $1.9 million, leaving it with $23.1 million of borrowing availability. WML’s revolving line of credit is only available to fund the operations of its respective subsidiaries.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONT.)

The debt service coverage ratio covenant requires that at the end of each quarter WML’s ratio of EBITDA less unfinanced capital expenditures to debt service (all defined) for the four quarters then ended meets or exceeds a specified minimum. The coverage ratio as of September 30, 2012 was 1.38 and the specified minimum was 1.20. The leverage ratio covenant requires that WML not permit the ratio of total debt at the end of each quarter to EBITDA (both as defined) for the four quarters then ended to be greater than a specified amount. The leverage ratio as of September 30, 2012 was 1.84, which did not exceed the maximum amount of 2.25. WML met all of its covenant requirements as of September 30, 2012.

WML’s term debt and revolving credit facility are secured by substantially all of the assets of WML and its subsidiaries (other than Texas Westmoreland Coal Co., or TWCC), our membership interests in WML, including certain dividends and other proceeds from such interests, and substantially all of the stock of WML’s subsidiaries other than TWCC.

Heritage health cash expenditures and pension contributions

Our liquidity continues to be affected by our heritage health and pension payments as follows:

	Nine Months Ended September 30,		2012 Remaining Expected Amounts
	2012	2011
		(In millions)
Postretirement medical benefits	$9.2	$9.3	$2.7
Pension contributions (1)	0.1	7.4	0.1
CBF premiums	1.7	2.1	0.6
Workers’ compensation benefits	0.4	0.4	0.1

(1)	Of the 2011 pension contribution, $4.2 million was made through the contribution of Company stock.

Historical Sources and Uses of Cash

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash provided by (used in):
Operating activities	$42,349	$34,028
Investing activities	(116,649)	(15,495)
Financing activities	97,202	18,921

Cash Flow from Operations

Cash provided by operating activities increased $8.3 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to Kemmerer operational cash flows which were partially offset with the increase in interest payments in 2012 related to the Add-On Notes.

Cash used in investing activities increased $101.2 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to the Kemmerer acquisition.

Cash provided by financing activities increased $78.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily as a result of the Add-On Notes.

Our working capital at September 30, 2012 increased by $31.8 million to $10.1 million compared to a $21.7 million deficit at December 31, 2011 primarily as a result of a $22.9 million increase in cash and cash equivalents mostly due to the Add-On Notes. In addition, Kemmerer’s inventory, trade receivables, accounts payable and other working capital accounts are now included in our financial statements.

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

During the nine months ended September 30, 2012, we added approximately $76.1 million of surety bonds related to the Kemmerer Mine’s reclamation obligations. Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Form 10-K.

Newly Adopted Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in our market risk during the nine months ended September 30, 2012. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item  7A of our 2011 Form 10-K.

ITEM 4

CONTROLS AND PROCEDURES

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2012. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.

On January 31, 2012, we acquired the Kemmerer Mine. As a result of the acquisition, we are in the process of reviewing the internal control structure of the Kemmerer Mine and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired business. Except for the acquisition, there have been no changes in internal control over financial reporting that occurred during the nine months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6

EXHIBITS

See Exhibit Index at page 54 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date: November 8, 2012	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer and Treasurer
(Principal Financial Officer and A Duly Authorized Officer)

Date: November 8, 2012	/s/ Russell H. Werner
Russell H. Werner
Controller
(Principal Accounting Officer and A Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith	Submitted Herewith

10.1	Executive Transition Agreement					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X

95.1	Mine Safety Disclosure					X

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2012 furnished in XBRL). Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”						X