Form 10-K
period 2012-12-31
WESTMORELAND COAL Co
filed 2013-03-12
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File No. 001-11155
  ______________________________________________________________
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
 ______________________________________________________________

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $2.50 per share	NASDAQ Global Market

Depositary Shares, each representing one-quarter of a share of Series A Convertible Exchangeable Preferred Stock Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:
  ______________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates as of June 30, 2012 was $88,786,573.
There were 14,287,900 shares outstanding of the registrant’s common stock, $2.50 par value per share (the registrant’s only class of common stock), as of March 1, 2013.
  ______________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed by the Company in connection with its 2013 Annual Meeting of Stockholders scheduled to be held on May 21, 2013, which will be filed within 120 days after December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

WESTMORELAND COAL COMPANY
FORM 10-K
ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Anticipated Variances Between 2012 and 2013,” our belief that statutory amendments could give rise to increases in black lung liabilities and future funding requirements, that our business interruption insurance will cover our losses at the Absaloka Mine, and the effect on us of the events described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Business Interruption Claim.”
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are statements neither of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include political, economic, business, competitive, market, weather and regulatory conditions and the following:

•
risks associated with our estimated postretirement medical benefit and pension obligations, including those we assumed in the Kemmerer acquisition, and the impact of regulatory changes on those obligations;

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

•	the effect of Environmental Protection Agency inquiries and regulations on the operations of ROVA and our customer's power facilities;

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

ITEM 1	- BUSINESS.
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
Today, Westmoreland Coal Company is an energy company employing approximately 1,250 employees whose operations include six surface coal mines in Montana, Wyoming, North Dakota and Texas, and two coal-fired power-generating units in North Carolina. On January 31, 2012, we completed the acquisition of the Kemmerer Mine in Kemmerer, Wyoming, which added approximately 4.4 million tons of coal sales a year. With the addition of Kemmerer, we sold 21.7 million tons of coal in 2012. Our two principal operating segments are our coal and power segments. Our two non-operating segments are our heritage and corporate segments. Our heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our corporate segment consists primarily of corporate administrative expenses.
As of December 31, 2012, we currently have two major debt issuances outstanding: (1) $103.5 million of term debt issued by Westmoreland Mining, LLC, or WML, referred to herein as the WML Notes; and (2) $252.0 million of senior secured notes issued by us at the parent level, referred to herein as the 10.75% Senior Notes. We incorporate by reference the information regarding the revenues, operating income and total assets of each of our segments for the years ended December 31, 2012, 2011 and 2010 contained in Note 16 — Business Segment Information to our consolidated financial statements. The following chart provides an overview of the operating subsidiaries that comprise our coal and power segments and our relationship to each of them:
Coal Segment
General
Our coal segment’s focus is on niche coal markets where we take advantage of customer proximity and strategically located rail transportation. As of December 31, 2012, approximately three-fourths of our coal production was mine mouth, sold under long-term coal contracts to neighboring power plants. The remaining coal production was sold on the open market, where we use our logistical advantages to deliver our coal via truck and rail transportation. Two-thirds of our coal production comes from our sub-bituminous coal reserves located in the Northern Powder River Basin and southwestern Wyoming, as of December 31, 2012. The remaining third of our production is lignite. We project that about 65% of our contracted tons in 2013 will remain under contract through 2018. Our relationship with the Crow Tribe allows us to, among other things, continue to monetize certain Indian Coal Tax Credits as described below in “Properties.”
In 2012, we sold 21.7 million tons of coal compared to 21.8 million in 2011. Our 2012 tons sold were impacted by customer outages at our Absaloka and Beulah Mines and included tons sold by our Kemmerer Mine following our acquisition of the Kemmerer Mine on January 31, 2012.

The following table provides summary information regarding our principal mining operations as of December 31, 2012:

Mining Operation	Prior Operator	Manner of Transport	Machinery	Tons Sold (In thousands)			Total Cost of Property, Plant and Equipment ($ in millions)	Employees/Labor Relations(1)	Coal Seam
				2010	2011	2012
MONTANA
Rosebud	Entech, Inc., a subsidiary of Montana Power, Purchased 2001	• Conveyor belt • BNSF Rail • Truck	• 4 draglines • Load-out facility	12,231	8,785	8,018	$160.8	381 employees; 300 represented by Local 400 of the IUOE	• Rosebud
Absaloka	Washington Group International, Inc. as contract operator, Ended contract in 2007	• BNSF Rail • Truck	• 1 dragline • Load-out facility	5,467	5,557	2,714	$141.1	99 employees; 74 represented by Local 400 of the IUOE	• Rosebud-McKay
Savage	Knife River Corporation, a subsidiary of MDU Resources Group, Inc., Purchased 2001	• Truck	• 1 dragline	353	350	298	$6.2	13 employees; 11 represented by Local 400 of the IUOE	• Pust
TEXAS
Jewett	Entech, Inc., a subsidiary of Montana Power, Purchased 2001	• Conveyor belt	• 4 draglines	4,203	4,204	4,201	$31.9	329 employees	• Wilcox Group
NORTH DAKOTA
Beulah	Knife River Corporation, a subsidiary of MDU Resources Group, Inc., Purchased 2001	• Conveyor belt • BNSF Rail	• 1 dragline • Load-out facility	2,898	2,920	2,267	$66.7	97 employees; 69 represented by Local 1101 of the UMWA	• Schoolhouse • Beulah-Zap
WYOMING(2)
Kemmerer	Chevron Mining Inc., Purchased 2012	• Conveyor belt • Rail • Truck	• Truck and shovel	*(2)	*(2)	4,247	$155.9	288 employees; 225 represented by Local 1307 of the UMWA	• Adaville Series
TOTALS
				25,152	21,816	21,745	$562.6	1,250 employees

(1)
As of December 31, 2012, 679 employees, or approximately 54% of our total employees, were represented by collective bargaining agreements. The labor agreements at the Savage Mine, Rosebud Mine and Kemmerer Mine were renegotiated in 2012 and expire in 2016, 2018 and 2019, respectively. The labor agreements at our Beulah and Absaloka Mines expire in 2014 and 2015, respectively.

(2)	We closed on the acquisition of the Kemmerer Mine on January 31, 2012; historical tonnage for 2010 and 2011 is not applicable.

Properties
We had an estimated 552.8 million tons of total proven or probable coal reserves as of December 31, 2012. Montana, Wyoming, Texas, and North Dakota each use a permitting process approved by the Office of Surface Mining. Our mines have chosen to permit coal reserves on an incremental basis and given the current rates of mining and demand, have sufficient permitted coal to meet production for the periods shown in the table below. We secure all of our final reclamation obligations by reclamation bonds as required by the respective state agencies. We perform contemporaneous reclamation activities at each mine in the normal course of operations and coal production.
Our mines control coal reserves and deposits through long-term leases. Coal reserves are that part of a mineral deposit that can be economically and legally extracted at the time of the reserve determination. Coal deposits do not qualify as reserves until we conduct a final comprehensive economic evaluation and conclude it is legally and economically feasible to mine the coal. We base our estimate of the economic recoverability of our reserves through a comparison of potential reserves to reserves currently in production in a similar geologic setting to determine an estimated mining cost. We compare these estimated mining costs to existing market prices for the anticipated quality of coal. We only include reserves expected to be economically mined in our reserve estimates.
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
The following map shows the locations of our mining and power operations:

The following table provides information about our mines as of December 31, 2012:

	Absaloka Mine	Rosebud Mine	Jewett Mine	Beulah Mine	Savage Mine	Kemmerer Mine	Total
Owned by	Westmoreland Resources, Inc.	Western Energy Company	Texas Westmoreland Coal Co.	Dakota Westmoreland Corporation	Westmoreland Savage Corporation	Westmoreland Kemmerer, Inc.
Location	Big Horn County, MT	Rosebud and Treasure Counties, MT	Leon, Freestone and Limestone Counties, TX	Mercer and Oliver Counties, ND	Richland County, MT	Lincoln County, WY
Coal reserves (thousands of tons)(1) Proven	59,186	306,949	34,487	27,682	5,284	94,807	528,395
Probable	—	—	—	15,516	—	8,867	24,383
Total proven and probable reserves (thousands of tons)	59,186	306,949	34,487	43,198	5,284	103,674	552,778
Permitted reserves (thousands of tons)	59,186	115,918	34,487	11,622	5,284	44,993	271,490
2012 production (thousands of tons)	2,738	7,995	4,228	2,314	300	4,245	21,820
Estimated life of permitted reserves(2)	2022	2019	2022	2014	2026	2022
Lessor	• Crow Tribe • Private parties	• Federal Government • State of MT • Great Northern Properties	• Private parties • State of TX	• Private parties • State of ND • Federal Government	• Federal Government • Private parties	• Federal Government • Private parties
Lease term	Through exhaustion	Varies	Varies	Varies	Varies	Varies
Current production capacity (thousands of tons)	7,500	13,300	7,000	3,400	400	5,000
Coal type	Sub-bituminous	Sub-bituminous	Lignite	Lignite	Lignite	Sub-bituminous
Major customers	• Xcel Energy • Western Fuels Assoc. • Midwest Energy • Rocky Mountain Power	• Colstrip 1&2 owners • Colstrip 3&4 owners	• NRG Texas Power LLC	• Otter Tail • MDU • Northern Municipal Power Agency • Northwestern Energy	• MDU • Sidney Sugars	• PacifiCorp • Various industrial customers
Delivery method	Rail / Truck	Truck / Rail / Conveyor	Conveyor	Conveyor / Rail	Truck	Conveyor/ Rail/ Truck
Approx. heat content (BTU/lb.)(3)	8,589	8,504	6,561	7,020	6,500	9,836
Approx. sulfur content (%)(4)	0.66	0.64	0.84	0.75	0.48	0.79
Year current complex opened	1974	1968	1985	1963	1958	1950(5)
Total tons mined since inception (thousands of tons)	180,877	448,691	191,713	107,489	15,148	174,076 (5)

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

(3)	Approximate heat content applies to the coal mined in 2012.

(4)	Approximate sulfur content applies to the tons mined in 2012.

(5)	Elkol Underground Mine opened in 1950 and the Sorenson Surface Operations opened in 1963. Tons mined since inception for Kemmerer are for tons mined from 1950 through 2012.
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
We are a party to two leases with the Crow Tribe covering 18,406 acres of land at our Absaloka Mine. In 2008, and in order to take advantage of certain available tax credits for the production of coal on the leased Crow Tribe land, Westmoreland Resources, Inc., or WRI, entered into a series of transactions, including the formation of Absaloka Coal, LLC with an unaffiliated investor. In 2012, the tax credit was equal to $2.267 per ton. We received a private letter ruling from the IRS providing that the Indian Coal Tax Credits are available to us. As part of such transaction, WRI subleased its leases with the Crow Tribe to Absaloka Coal, LLC, granting it the right to mine specified quantities of coal through September 2013, with WRI as contract miner. We will pay to the Crow Tribe 33% of the expected payments we will receive from the investor. The tax credit expired at the end of 2012, but was extended for one year through December 31, 2013. Should the tax credit expire without being renewed, it would have a negative effect on earnings and cash flows. The 10.75% Senior Notes have fully encumbered all of WRI’s and WKI’s property by a first lien. The 10.75% Senior Notes allow us to enter into a revolving line of credit collateralized, in part, by the accounts receivable and inventory at WRI and WKI. In addition, WML fully encumbered all of its property at our Rosebud, Beulah and Savage mines pursuant to the WML Notes and revolving line of credit.
Customers
We sell most of the coal that we produce (88% in 2012) to plants that generate electricity. In 2012, we derived approximately 66% of our total revenues from coal sales to five power plants: Colstrip Units 3&4 (21%), Naughton Power Station (16%), Limestone Generating Station (14%), Colstrip Units 1&2 (11%) and Sherburne County Station (4%). We sell the majority of our tons under contracts with remaining supply obligation terms of three years or more. We provide coal delivery via conveyor belt to our mine-mouth customers, but sell coal and lignite on a Free On Board, or FOB, basis to our other customers. The purchaser of coal normally bears the cost of transportation and risk of loss from load-out to its final destination. We are impacted by seasonality due to weather patterns and our customer's annual maintenance outages which typically occur during the second quarter.
Rosebud. The Rosebud Mine has two contracts with the adjacent Colstrip Station power generating facility. A new cost-plus agreement with Colstrip Units 1&2 has a projected term through at least 2019 and expected tons of 3.0 million per year. A second agreement at Units 3&4 covers approximately 7.0 million tons per year and is set to expire at the end of 2019. This contract is also cost-plus, but has provisions for specific returns on capital investment.
Absaloka. The Absaloka Mine operates primarily in the open market and has several three- to five-year contracts with various parties that generally supply 5.5 million tons per year, but only supplied 2.7 million tons in 2012 due to outages. Approximately 65% of all tons sold in 2012 were to the rail-served Sherburne County Generating Station in Minnesota under multiple contracts. Prices under these agreements are based upon certain actual mine costs and certain inflation indices for such items as diesel fuel.
Savage. The Savage Mine supplies approximately 0.3 million tons per year to the local Lewis & Clark Power Station. The mine entered into a new agreement with the Lewis & Clark Power Station in December 2012 that expires December 2017. Prices under this agreement are based upon certain actual mine costs and certain inflation indices for such items as diesel fuel.
Jewett. The Jewett Mine has a cost plus agreement with NRG Texas Power’s adjacent Limestone Generating Station. NRG Texas Power is also responsible for the mine’s capital and reclamation expenditures. The agreement has a term through 2018, which may be extended by NRG Texas Power for up to an additional ten years or until the mine’s reserves are exhausted. NRG has the option to determine volumes to be delivered, which average approximately 4.2 million tons per year, and to terminate the agreement at its discretion.

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
Kemmerer. The Kemmerer Mine supplies approximately 2.7 million tons per year to the adjacent Naughton Power Station via conveyor belt under an agreement that expires in December 2021. Kemmerer also supplies approximately 1.7 million tons a year to various industrial customers, with the vast majority being shipped short-haul rail or truck to Trona plants in Green River, Wyoming. Prices under these agreements are based upon certain actual mine costs and certain inflation indices for such items as diesel fuel.
Competition
While the coal industry is intensely competitive, we focus on niche coal markets where we take advantage of long-term coal contracts with neighboring power plants. For our open market coal sales, we compete with many other suppliers of coal to provide fuel to power plants. Additionally, coal producers compete with producers of alternative fuels used for electrical power generation, such as nuclear energy, natural gas, hydropower, petroleum and wind. Costs and other factors such as safety, environmental and regulatory considerations relating to these alternative fuels affect the overall demand for coal as a fuel.
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
The Absaloka Mine faces a different competitive situation. The Absaloka Mine sells its coal in the rail market to utilities located in the northern tier of the United States served by BNSF. These utilities may purchase coal from us or from other producers. We compete with other producers based on price and quality, with the purchasers also taking into account the cost of transporting the coal to their plants. The Absaloka Mine enjoys an over 300-mile rail advantage over its principal competitors from the Southern Powder River Basin in supplying customers located in the northern tier. Rail rates have increased over the last several years by 50 to 100%, which strengthens our competitive advantage.
Material Effects of Regulation
We are subject to extensive regulation with respect to environmental and other matters by federal, state and local authorities. Federal laws to which we are subject include the Surface Mining Control and Reclamation Act of 1977, or SMCRA, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right to Know Act and the Resource Conservation and Recovery Act. The United States Environmental Protection Agency, or EPA, and/or other authorized federal or state agencies administer and enforce these laws. Non-compliance with federal, tribal and state laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities, including suspension or termination of operations. In addition, we may be required to make large and unanticipated capital expenditures to comply with future laws, regulations or orders as well as future interpretations and more rigorous enforcement of existing laws, regulations or orders. Our reclamation obligations under applicable environmental laws will be substantial. Our coal sales agreements contain government imposition provisions that allow the pass-through of compliance costs in some circumstances.
Uncompromised safety is a core value of Westmoreland Coal Company. We use a grass roots approach, encouraging and promoting employee involvement in safety and accept input from all employees; we feel employee involvement is a pillar of our safety excellence. In 2012, our Rosebud Mine received the Sentinels of Safety award in the large surface coal category.
During 2012, we continued to maintain reportable and lost time incident rates significantly below national averages as indicated in the table below.

	2012
	Reportable Rate	Lost Time Rate
WCC Mines	1.12	0.48
National Surface Mines	1.65	1.13
Following passage of The Mine Improvement and New Emergency Response Act of 2006 (The Miner Act), amending the Federal Mine Safety and Health Act of 1977 (the "Mine Act"), the U.S. Mine Safety and Health Administration (MSHA) significantly increased the oversight, inspection and enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There has also been a dramatic increase in the dollar penalties assessed by MSHA for citations issued over the past two years. Most of the states in which we operate have inspection programs for mine safety and health. Collectively, federal and state safety and health regulations in the coal mining industry are perhaps the most comprehensive and pervasive systems for protection of employee health and safety affecting any segment of U.S. industry.
Surface Mining Control and Reclamation Act. SMCRA establishes minimum national operational, reclamation and closure standards for all surface coal mines. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of coal mining activities. Permits for all coal mining operations must be obtained from the Federal Office of Surface Mining Reclamation and Enforcement, or OSM, or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. States that operate federally approved state programs may impose standards that are more stringent than the requirements of SMCRA and OSM’s regulations and, in many instances, have done so. Permitting under SMCRA has generally become more difficult in recent years, which adversely affects the cost and availability of coal purchased by ROVA, especially in light of significant permitting issues affecting the Central Appalachia region. This difficulty in permitting also affects the availability of coal reserves at our coal mines.
It is our policy to comply in all material respects with the requirements of the SMCRA and the state and tribal laws and regulations governing mine reclamation. Environmental stewardship is a core value of Westmoreland. In 2012, our Jewett Mine received the 2012 Railroad Commission of Texas Core Mining Reclamation Award for its innovative techniques in stream channel restoration.
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
Mercury Air Standards and Greenhouse Gas Emissions
On February 16, 2012, the EPA issued national emission standards under Section 112 of the Clean Air Act setting limits on hazardous air pollutant emissions from coal- and oil-fired electric generating units (“EGUs”). The “Mercury Air Toxics Standards,” or “MATS Rule,” is expected to be one of the most costly rules ever issued by EPA. It has also proven highly controversial, drawing numerous legal challenges in the U.S. Court of Appeals for the D.C. Circuit as well as petitions for administrative reconsideration filed with EPA.
While the MATS Rule will generally require all coal- and oil-fired EGUs to reduce their hazardous air pollutant emissions, it is particularly problematic for any new coal-fired sources. This is because the new-source limits are so low that they cannot be accurately measured and vendors of pollution control equipment have said they cannot provide commercial guarantees that the limits can be achieved. And because such guarantees are a precondition to obtaining financing in the marketplace, the MATS Rule effectively amounts to a ban on the construction of new coal-fired EGUs. In July 2012, however, EPA agreed to reconsider the new source standards in response to requests by industry. In November 2012, EPA published proposed new source standards with revised, less stringent, emission limits.
In April 2012, the EPA proposed new limits on greenhouse gas emissions from new EGUs under Section 111 of the Clean Air Act (“GHG NSPS”). The proposed limits are referred to as “new source performance standards” because they apply only to new or reconstructed sources. The EPA would require all new fossil-fuel-fired EGUs to emit no more than 1,000 pounds of CO2 / megawatt hour on an average annual basis, which is based on the CO2 emissions from natural gas combined cycle facilities. Under the Clean Air Act, new source performance standards like the GHG NSPS have binding effect from the date of proposal. Once NSPS are finalized, EPA must issue guidance to states for the issuance of existing source standards.

The GHG NSPS combines two very different kinds of sources-gas-fired EGUs and coal-fired EGUs-into one source category and issues a standard that is based solely on the emissions from the natural gas combined cycle units. The GHG NSPS is a major obstacle to the construction and development of any new coal-fired generation capacity because the limits cannot be achieved by a new coal-fired EGU using presently available technology. EPA proposed to exempt certain “transitional sources” if they had already obtained a final air quality permit for their facility prior to publication of the GHG NSPS in the federal register, and if they can commence construction within one year of publication.

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

•
National Ambient Air Quality Standards ("NAAQS") for Criteria Pollutants. The Clean Air Act requires the EPA to set standards, referred to as NAAQS, for six common air pollutants, including nitrogen oxide and sulfur dioxide. Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels. Meeting these limits may require reductions of nitrogen oxide and sulfur dioxide emissions. Although our operations are not currently located in non-attainment areas, we could be required to incur significant costs to install additional emissions control equipment, or otherwise change our operations and future development if that were to change. On June 22, 2010, the EPA published a final rule that tightens the NAAQS for sulfur dioxide. On February 17, 2012 the EPA published final NAAQS for nitrogen dioxide. On January 15, 2013, EPA published final NAAQS for particulate matter; EPA lowered the annual standard for particles less than 2.5 micrometers in diameter but maintained the NAAQS for particles less than 10 micrometers in diameter. Non-attainment designations were set for sulfur dioxide in February 2013 and were set for nitrogen dioxide in January 2012. State implementation plans are due in the winter of 2014 and the deadline to achieve attainment is the summer of 2017. We do not know whether or to what extent these developments might affect our operations or our customers’ businesses. In 2008, EPA finalized the current 8-hour ozone standard. EPA agreed to reconsider the standard, and in 2010 EPA proposed to further reduce the standard. Under orders from President Obama, this NAAQS was not finalized and review is ongoing. A proposal for a lower standard is expected during 2013.]

•
Clean Air Interstate Rule and Cross-State Air Pollution Rule. CAIR calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system now in effect for acid rain. In June 2011, the EPA finalized CSAPR, a replacement rule to CAIR, which requires 28 states in the Midwest and eastern seaboard of the United States to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would commence in 2012 with further reductions effective in 2014. On December 15, 2011, the EPA finalized a supplemental rulemaking to require Iowa, Michigan, Missouri, Oklahoma and Wisconsin to make summertime reductions to nitrogen oxide emissions under the CSAPR ozone-season control program. However, on December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit stayed the implementation of CSAPR pending resolution of judicial challenges to the rules and ordered the EPA to continue enforcing CAIR until the pending legal challenges have been resolved. In August 2012, the US Court of Appeals struck down CSAPR and previous standards are still in place. In January 2013, the court rejected EPA's request for en banc review. On December 15, 2011, the EPA finalized a supplemental rulemaking to require Iowa, Michigan, Missouri, Oklahoma and Wisconsin to make summertime reductions to nitrogen oxide emissions under the CSAPR ozone-season control program.

•
Regional Haze and New Source Review. The EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks. In addition, the EPA’s new source review program under certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly change emissions, to install the more stringent air emissions control equipment required of new plants. There is pending litigation to force the EPA to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the Clean Air Act and establish standards to reduce emissions from sources of methane and other emissions related to coal mines.

•
Effect on Westmoreland Coal Company. Our mines do not produce “compliance coal” for purposes of the Clean Air Act. Compliance coal is coal containing 1.2 pounds or less of sulfur dioxide per million British thermal unit, or Btu. This restricts our ability to sell coal to power plants that do not utilize sulfur dioxide emission controls and otherwise leads to a price discount based, in part, on the market price for sulfur dioxide emission allowances under the Clean Air Act. Our coal also contains about fifty percent more ash content than our primary competitors, which can translate into a cost disadvantage where post-combustion coal ash must be land filled. We are at particular risk of changes in applicable environmental laws with respect to the Jewett Mine, whose customer, the NRG Texas Power-

Limestone Station, blends our lignite with compliance coal from Wyoming. Tightened nitrogen oxide and new mercury emission standards could result in an increased blend of the Wyoming coal to reduce emissions. Further, increased market prices for sulfur dioxide emissions and increased coal ash costs could also favor an increased blend of the lower ash Wyoming compliance coal. In such a case, NRG Texas Power has the option to increase its purchases of other coal, reduce purchases of our coal, or to terminate our contract. If NRG terminates the contact, sales of lignite would end and the Jewett Mine would commence final reclamation activities. NRG would pay for all reclamation work plus a margin.
Bonding Requirements. Federal and state laws require mine operators to assure, usually through the use of surety bonds, payment of certain long-term obligations, including the costs of mine closure and the costs of reclaiming the mined land. The costs of these bonds have fluctuated in recent years, and the market terms of surety bonds have generally become more favorable to us. Surety providers are requiring smaller percentages of collateral to secure a bond, which will require us to provide less cash to collateralize bonds to allow us to continue mining. These changes in the terms of the bonds have been accompanied, at times, by an increase in the number of companies willing to issue surety bonds. As of December 31, 2012, we have posted an aggregate of $316.5 million in surety bonds for reclamation purposes, with approximately $53.0 million of cash collateral.
Clean Water Act. The Clean Water Act or CWA and corresponding state and local laws and regulations affect coal mining and power generation operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the U.S. The CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. Legislation that seeks to clarify the scope of the CWA jurisdiction is under consideration by Congress. Recent court decisions, regulatory actions and proposed legislation have created uncertainty over CWA jurisdiction and permitting requirements that could either increase or decrease the cost and time spent on CWA compliance.
Endangered Species Act. The Federal Endangered Species Act ESA and similar state laws protect species threatened with extinction. Protection of endangered and threatened species may cause us to modify mining plans or develop and implement species-specific protection and enhancement plans to avoid or minimize impacts to endangered species or their habitats. A number of species indigenous to the areas where we operate are protected under the ESA. Based on the species that have been identified and the current application of applicable laws and regulations, we do not believe that there are any species protected under the ESA or state laws that would materially and adversely affect our ability to mine coal from our properties.
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
The EPA determined that coal combustion residues (“CCR”) do not warrant regulation as hazardous wastes under RCRA in May 2000. Most state hazardous waste laws do not regulate CCR as hazardous wastes. The EPA also concluded that beneficial uses of CCR, other than for mine filling, pose no significant risk and no additional national regulations of such beneficial uses are needed. However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as minefill. There have been several legislative proposals that would require the EPA to further regulate the storage of CCR. Any significant changes in the management of CCR could increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, in June 2010 the EPA released two competing proposals for the regulation of CCR. One would regulate the CCR as hazardous or special waste and the other would classify the CCR as non-hazardous waste. Under both options, the EPA would establish dam safety requirements to address the structural integrity of surface impoundments to prevent catastrophic releases. The EPA conducted additional information collections in late 2011; however, by the beginning of 2013, the EPA had not finalized CCR rules nor established a timeline for finalization. The EPA did not address in the proposed regulations the use of CCR as minefill, but indicated that it would separately work with the Office of Surface Mining in order to develop effective federal regulations ensuring that such placement is adequately controlled. In April 2012, several environmental organizations filed suit against the EPA to compel the EPA to take action on the proposed rule. If CCR were classified as a special or hazardous waste, regulations may impose restrictions on ash disposal, provide specifications for storage facilities, require groundwater testing and impose restrictions on storage locations, which could increase our and our customers' operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, can lead to material liability for our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.

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
In addition, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has begun to implement GHG-related reporting and permitting rules as described above.
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
Power Segment
General
We own two coal-fired power-generating units in Weldon, North Carolina with a total capacity of approximately 230 megawatts, which we refer to collectively as ROVA. We built ROVA, which commenced operations in 1994, as a Public Utility Regulatory Policies Act co-generation facility with long-term power purchase agreements with Dominion Virginia Power. Westmoreland Partners, which owns ROVA, has fully encumbered all property pursuant to the 10.75% Senior Notes. The 10.75% Senior Notes also allow us to enter into a revolving line of credit collateralized, in part, by the accounts receivable and inventory at ROVA.
The following table shows megawatt hours produced and average annual capacity factors achieved at ROVA for the last three years:

Year	Megawatt Hours	Capacity Factor
2012	1,477,000	80%
2011	1,607,000	87%
2010	1,620,000	88%
In 2012, ROVA experienced significant unplanned maintenance outages, resulting in reduced megawatt hours and capacity factor.
Coal Supply
ROVA purchases coal under long-term contracts from coal suppliers with identified reserves located in Central Appalachia, with contracts expiring in 2014 and 2015.
Customer
ROVA supplies power to Dominion Virginia Power under long-term contracts, which expire in 2019 and 2020. We can extend, by mutual consent, the contracts with Dominion Virginia Power for five-year terms at mutually agreeable pricing. In 2012, the sale of power to Dominion Virginia Power accounted for approximately 13% of our consolidated revenues. We are impacted by seasonality as due to the impact of weather on customer demand and scheduled maintenance outages typically performed in the spring and fall.
Material Effects of Regulation
For a thorough discussion of the extensive regulation with respect to environmental and other matters by federal, state and local authorities affecting our power segment, see Item 1 under “Coal Segment -Material Effects of Regulation.”
With respect to our power segment, ROVA is among the newer and cleaner coal-fired power plants in the United States. Under Title IV of the Clean Air Act, ROVA is exempt from, but may opt-in to receive allocations of sulfur dioxide emission allowances. The plants are among the lowest coal-fired emitters of mercury in the country. We are evaluating whether ROVA could be a net consumer or seller of mercury allowances under new and pending regulations. Currently, ROVA is a consumer of sulfur dioxide allowances and nitrogen oxide credits, and we expect an increase in costs associated with nitrogen oxide allowances at ROVA. With regard to coal ash regulations, ROVA both landfills its combustion waste. Landfills are lined and meet strict North Carolina Department of Solid Waste regulations.
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
Heritage Segment
Our heritage segment costs consist primarily of payments to our retired workers for various types of postretirement medical benefits. Distributions from our operating subsidiaries fund these collective heritage obligations. We modernized how we provide prescription drug benefits to retirees in 2010 and have continued to reduce our heritage health benefit since then. We continue to explore ways to further reduce or eliminate other portions of our benefits costs incurred because of our former operations.
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

We had no export sales and derived no revenues from outside the United States during the five-year period ended December 31, 2012.
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
Risks Relating to our Operations
Risks associated with being leveraged.
At December 31, 2012, we had outstanding indebtedness of approximately $371.1 million and a net leverage ratio of 3.00. We may also incur additional indebtedness in the future, including total additional indebtedness of $45.0 million under our revolving credit facility at WML and our revolving credit facility with The Private Bank. Westmoreland’s debt profile could, among other things:

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

•	make it more difficult to pay our debts, including payment on our senior secured notes, when the notes mature in 2018.
While we have recently received credit upgrades from both S&P and Moody's, there can be no assurance that rating agencies will not downgrade the credit rating on our senior secured notes in the future. Any such downgrade could impede our ability to refinance existing debt or secure new debt or otherwise increase our future cost of borrowing and could create additional concerns on the part of our customers, partners, investors and employees about our financial condition and results of operations.
If we fail to comply with certain covenants in our various debt arrangements, it could negatively affect our liquidity and ability to finance our operations.
Our lending arrangements contain, among other conditions, events of default and our various affirmative and negative covenants.  We currently anticipate that we will be able to meet our future covenant requirements for the foreseeable future. Should we be unable to meet future debt-related covenants, we will be required to seek a waiver of such covenant to avoid an event of default. Covenant waivers and modifications may be expensive to obtain, or, potentially, unavailable. If we are unable to obtain covenant waivers and our lenders accelerate our debt, we could attempt to refinance or repay the debt with the proceeds from sales of assets. Sales of assets undertaken in response to such immediate needs may be made at potentially unfavorable prices, or asset sales may not be sufficient to refinance or repay the debt, and we may be unable to complete such transactions in a timely manner, on favorable terms, or at all.
We may not generate sufficient cash flow at our operating subsidiaries to meet our debt service costs and pay our heritage and corporate costs.
As a result of increases in our operating income and a decrease in our heritage health benefit costs, we anticipate that our cash from operations and cash on hand will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future. However, our expectations in this regard are subject to numerous uncertainties, including uncertainties relating to our operating performance, and general market conditions. In addition, our capital needs may be greater than we currently expect if we pursue one or more significant acquisitions.
Our WML subsidiary, which owns the Rosebud, Jewett, Beulah and Savage mines, is subject to a credit facility that limits its ability to dividend funds to us. Accordingly, WML may not be able to pay dividends to us in the amounts and in the time required for us to pay our heritage health costs and corporate overhead expenses. WML made principal payments of $14.0 million in 2012 and is required to make payments of $18.0 to $22.0 million annually from 2013 to 2017. Due to such amortization, WML is required to maintain a debt reserve account to cover such debt service. Ultimately, if WML’s operating cash flows are insufficient to support its operations, amortize its debt and provide dividends to us in the amounts and time required to pay our expenses, we may be required to expend cash on hand or further leverage our operations through the Private Bank revolving credit facility to fund our heritage liabilities and corporate overhead. Should we be required to expend cash on hand to fund such activities, such funds would be unavailable to grow the business through strategic acquisitions or ventures or support the business through reclamation bonding, capital and reserve acquisition.

As a mine mouth operator, we provide coal to a small group of customers. This dependence could adversely affect our revenues if such customers reduce or suspend their coal purchases or if they become unable to pay for our coal.
In 2012, we derived approximately 66% of our total revenues from coal sales to five power plants: Colstrip Units 3&4 (21%), Naughton Power Station (16% ), Limestone Generating Station (14%), Colstrip Units 1&2 (11%) and Sherburne County Station (4%). Interruption in the purchases of coal by our principal customers could significantly affect our revenues. Unscheduled maintenance outages at our customers’ power plants, unseasonably moderate weather, higher-than-anticipated hydro seasons or increases in the production of alternative clean-energy generation such as wind power, or decreases in the price of competing fossil fuels such as natural gas, could cause our customers to reduce their purchases. Five of our six mines are dedicated to supplying customers located adjacent to or near the mines, and these mines may have difficulty identifying alternative purchasers of their coal if their existing customers suspend or terminate their purchases.
In November 2011, the main customer at our Absaloka Mine experienced a fire and subsequent explosion, with no current projection for when the customer’s Unit 3 will come back on line. While we anticipate our business interruption insurance will cover our losses, we lost sales of approximately 3.0 million tons in 2012 and are projecting additional lost sales in 2013. The reduction in the sale of our coal will adversely affect our operating results.
Additionally, certain of our long-term contracts are set to expire in the next several years. Our contracts with the Sherburne County Station are three-year rolling contracts, with one-third of the tonnage expiring on an annual basis.Our contract with Colstrip Units 3&4 expires in December 2019. We have already begun discussions with the 3&4 buyers on the 2019 renewal. Should we be unable to renew any or all of our expiring contracts, the reduction in the sale of our coal would adversely affect our operating results and liquidity and could result in significant impairments to the affected mine should the mine be unable to execute a new long-term coal supply agreement.
Our contract with Coyote Station, located adjacent to our Beulah Mine, expires in May 2016. On May 3, 2012, Coyote Station informed us that they were entering into a mine development agreement with another provider and on October 15, 2012, Coyote Station entered into a coal supply agreement with that provider. As a result, Coyote Station will likely not purchase coal from the Beulah Mine after the expiration of its current contract. For the past several years, the Beulah Mine has averaged 2.5 million tons of coal sold per year to Coyote Station; in addition, it provides approximately 0.5 million tons of coal to the Heskett Station power plant on an annual basis. We are currently considering strategic alternatives for the Beulah Mine, but the loss of Coyote Station as our customer is likely to adversely affect our operating results.
Similarly, interruption in the purchase of power by Dominion could also negatively affect our revenues. In 2012 the sale of power by ROVA to Dominion accounted for approximately 13% of our consolidated revenues. Although ROVA supplies power to Dominion under long-term power purchase agreements, if Dominion is unable or unwilling to pay for the power produced by ROVA in a timely manner, it could have a material adverse effect on our results of operations, financial condition, and liquidity.
Our ability to collect payments from our customers could be impaired if their creditworthiness deteriorates.
Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. If we determine that a customer is not creditworthy, we may not be required to deliver coal under the customer's coal sales contract. If this occurs, we may decide to sell the customer's coal on the spot market, which may be at prices lower than the contracted price, or we may be unable to sell the coal at all. Furthermore, the bankruptcy of any of our customers could materially and adversely affect our financial position. In addition, competition with other coal suppliers could cause us to extend credit to customers and on terms that could increase the risk of payment default.
Volatility in the equity markets or interest rate fluctuations could substantially increase our pension funding requirements and negatively impact our financial position.
At December 31, 2012, the projected benefit obligation under our defined benefit pension plans was $172.3 million  and the fair value of plan assets was $121.9 million. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost and increase our future funding requirements. During fiscal year 2012, we made $0.2 million in contributions to these pension plans and accrued $3.1 million in expense. We expect to make approximately $3.4 million in contributions to our single employer defined benefit pension plans in fiscal 2013. The current economic environment increases the risk that we may be required to make even larger contributions in the future. Additionally, due to covenants in our WML Notes, we are required to maintain our pension plan funding at higher levels than would otherwise be required, increasing funding requirements and the chance that we will be required to make large contributions in the future.

If our assumptions regarding our future expenses related to employee benefit plans are incorrect, then expenditures for these benefits could be materially higher than we have assumed. In addition, we may have exposure under those plans that extend beyond what our obligations would be with respect to our own employees.
We provide various postretirement medical benefits, black lung and worker’s compensation benefits to current and former employees and their dependents. We calculate the total accumulated benefit obligations according to guidance provided by generally accepted accounting principles in the United States (GAAP). We estimate the present value of our postretirement medical, black lung and worker’s compensation benefit obligations to be $333.8 million, $16.2 million and $9.5 million, respectively, at December 31, 2012. In addition, in connection with the Kemmerer acquisition, we assumed the obligation to provide postretirement health coverage for eligible current union employees of the Kemmerer Mine and black lung claims that may arise in the future with respect to current Kemmerer employees. We have estimated these unfunded obligations based on actuarial assumptions and if our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially different.
Moreover, regulatory changes could increase our obligations to provide these or additional benefits. We participate in defined benefit multi-employer funds that were established in connection with the Coal Industry Retiree Health Benefit Act of 1992, or Coal Act, which provides for the funding of health and death benefits for certain United Mine Workers of America or UMWA retirees. Our contributions to these funds totaled $2.3 million and $2.6 million for the years ended December 31, 2012 and 2011, respectively. Our contributions to these funds could increase as a result of a shrinking contribution base as a result of the insolvency of other coal companies that currently contribute to these funds, lower than expected returns on fund assets or other funding deficiencies.
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
We also contribute to a multi-employer defined benefit pension plan, the Central Pension Fund of the Operating Engineers, or Central Pension Fund, on behalf of employee groups at our Rosebud, Absaloka and Savage mines that are represented by the International Union of Operating Engineers. The Central Pension Fund is subject to certain funding rules contained in the Pension Protection Act of 2006, or PPA. Under the PPA, if the Central Pension Plan fails to meet certain minimum funding requirements, it would be required to adopt a funding improvement plan or rehabilitation plan. If the Central Pension Fund adopted a funding improvement plan or rehabilitation plan, we could be required to contribute additional amounts to the fund. As of January 31, 2012, its last completed fiscal year, the Central Pension Fund reported that it was underfunded. If we were to partially or completely withdraw from the fund at a time when the Central Pension Fund were underfunded, we would be liable for a proportionate share the fund’s unfunded vested benefits, and this liability could have a material adverse effect on our financial position.
The Patient Protection and Affordable Care Act contains amendments to the Black Lung Benefits Act that could adversely affect our financial condition and results of operations.
In March 2010, the Patient Protection and Affordable Care Act, or PPACA, was enacted. PPACA contains an amendment to the Black Lung Benefits Act, or BLBA, that has the effect of reinstating provisions that were removed from the BLBA in 1981. The amendment provides that, if eligible miners can prove they worked 15 or more years in or around coal mines and have a totally disabling respiratory impairment, there shall be a rebuttable presumption that the miners have pneumoconiosis (black lung) that arose from such mining employment. In addition, the amendment also provides for an automatic survivor benefit to be paid upon the death of a miner with an awarded federal black lung claim without the requirement to prove that the miner’s death was due to black lung disease. Both amendments are retroactive and applicable to claims filed as of January 1, 2005. To date, we have experienced an increase in black lung claims over similar periods and have accepted some of these claims. At a minimum, it takes several months to several years for a claim to be awarded or denied and any liability to be determined. Given the relatively small number of survivors’ claims and the lack of final adjudication of black lung claims, we have very limited experience from which to determine the overall effect, if any, this increase in claims will have on our costs and liability. To date, we have not experienced an increase in cash spend related to such claims. If the number or severity of claims increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our current assumptions, our results of operations and liquidity could be immediately impacted.

Inaccuracies in our estimates of our coal reserves could result in accelerated or increased cash expenditures.
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

As a result, estimates of the quantities and qualities of economically recoverable coal attributable to any particular group of properties, classifications of reserves based on risk of recovery, estimated cost of production, and estimates of future net cash flows expected from these properties may vary materially due to changes in the above factors and assumptions. Any inaccuracy in our estimates related to our reserves could result in accelerated reserve acquisitions to replenish supply and increased mining costs due to more difficult conditions.
If the assumptions underlying our reclamation and mine closure obligations are materially inaccurate, we could be required to expend greater amounts than anticipated.
The Surface Mining Control and Reclamation Act of 1977, or SMCRA, establishes operational, reclamation and closure standards for all aspects of surface mining. We calculated the total estimated reclamation and mine-closing liabilities according to the guidance provided by generally accepted accounting principles, or GAAP, and current industry practice. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering expertise related to these requirements. If our estimates are incorrect, we could be required in future periods to spend materially different amounts on reclamation and mine-closing activities than we currently estimate. Likewise, if our customers, some of whom are contractually obligated to pay certain reclamation costs, default on the unfunded portion of their contractual obligations to pay for reclamation, we could be forced to make these expenditures ourselves and the cost of reclamation could exceed any amount we might recover in litigation.
We estimate that our gross reclamation and mine-closing liabilities, which are based upon projected mine lives, current mine plans, permit requirements and our experience, were $263.8 million (on a present value basis) at December 31, 2012. Of these December 31, 2012 liabilities, our customers have assumed $94.4 million by contract. In addition, we held final reclamation deposits, received from customers, of approximately $72.7 million at December 31, 2012 to provide for these obligations. We estimate that our obligation for final reclamation that was not the contractual responsibility of others or covered by offsetting reclamation deposits was $96.7 million at December 31, 2012. We must recover this $96.7 million in the price of coal sold.
Although we update our estimated costs annually, our recorded obligations may prove to be inadequate due to changes in legislation, standards and the emergence of new restoration techniques. Furthermore, the expected timing of expenditures could change significantly due to changes in commodity costs or prices that might curtail the life of an operation. These recorded obligations could prove insufficient compared to the actual cost of reclamation. Any underestimated or unidentified close down, restoration or environmental rehabilitation costs could have an adverse effect on our reputation as well as our asset values, results of operations and liquidity.
If the cost of obtaining new reclamation bonds and renewing existing reclamation bonds increases or if we are unable to obtain additional bonding capacity, our operating results could be negatively affected.
Federal and state laws require that we provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis. Bonding companies are requiring that applicants collateralize increasing portions of their obligations to the bonding company. In 2012, we paid approximately $7.2 million in premiums for reclamation bonds and were required to use $25.6 million in cash to collateralize approximately 24% of the face amount of the new bonds obtained in 2012, mostly due to the Kemmerer acquisition. We anticipate that, as we permit additional areas for our mines in 2013, our bonding and collateral requirements could increase. Any cash that we provide to collateralize our obligations to our bonding companies is not available to support our other business activities. Our results of operations could be negatively affected if the cost of our reclamation bonding premiums and collateral requirements were to increase. Additionally, if we are unable to obtain additional bonding capacity due to cash flow constraints, we will be unable to begin mining operations in newly permitted areas, which would hamper our ability to efficiently meet our current customer contract deliveries, expand operations, and increase revenues.
Our coal mining operations are subject to external conditions that could disrupt operations and negatively affect our results of operations.
Our coal mining operations are all surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production, and increase the cost of mining at particular mines for varying lengths of time. These conditions or events include: unplanned equipment failures, geological conditions such as variations in the quality of the coal produced from a particular seam, variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; and weather conditions. For example, in our recent past, we have endured a major blizzard at the Beulah Mine , a trestle fire at the Beulah Mine, and an unanticipated replacement of boom suspension cables on one of our draglines, all of which interrupted deliveries. Major disruptions in operations at any of our mines over a lengthy period could adversely affect the profitability of our mines.
In addition, unplanned outages of draglines and extensions of scheduled outages due to mechanical failures or other problems occur from time-to-time and are an inherent risk of our coal mining business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues because of selling fewer tons of coal. If properly maintained, a dragline can operate for 40 years or longer. The average age of our draglines is 30 years. In addition, at our Kemmerer mine we use shovels instead of draglines. If properly maintained, a shovel can last for 30 years or longer. The average age of our shovels is 15 years. As our draglines/shovels and other major equipment ages, we may experience unscheduled maintenance outages or increased maintenance costs, which would adversely affect our operating results.
Unplanned outages and extensions of scheduled outages due to mechanical failures or other problems occur from time-to-time at our power plant customers and are an inherent risk of our business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues because of selling fewer tons of coal. In November 2011, the Sherburne County station experienced an explosion and fire that has caused an extended outage with no definitive date to recommence operations. As a result, we lost approximately 50% of our coal sales in 2012 at our Absaloka Mine. We are forecasting the loss of additional tonnage in 2013 until the facility recommences operations. While Sherburne County Station initially indicated a start up date of March 2013, they have informed us that the delay will be longer. Significant unanticipated outages at our power plant customers, which result in lost coal sales result in significant adverse affects on our operating results.
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
A consortium of environmental activists is actively pushing to shut down one-third of the nation's coal plants by 2020. They are taking particular interest in Colstrip Units 1 and 2 and are actively lobbying the EPA to require cost-prohibitive pollution control equipment. In a letter to the EPA, the activists stated that the state's Best Available Retrofit Technology ("BART") analysis for regional haze provides support for a determination that additional controls and/or upgrades to controls to improve regional haze are necessary to achieve BART. Should the EPA determine that additional controls and upgrades are needed at Colstrip Units 1 and 2, it is possible the owners could elect to shutdown the units in lieu of making the large capital expenditures required to comply. If such a decision were made, we could lose coal sales of approximately 3.0 million tons per year starting in approximately 2015. The loss of the sale of this tonnage at our Rosebud Mine could have a material adverse affect on the mine's revenues and profitability.

Additionally, Rocky Mountain Power, the owner of the Naughton Power Station located adjacent to our Kemmerer Mine, which is our Kemmerer Mine's primary customer, has sought regulatory approval to install pollution control upgrades, including systems to reduce emissions of dust and nitrogen oxides, or NOx. While the state of Wyoming appears to be in favor of the capital investment, environmental groups are contesting the upgrades and are lobbying to have Unit 3 at Naughton switch from coal to natural gas. Further, in recent testimony, Rocky Mountain Power indicated that it is in ongoing discussions that could result in the conversion of Unit 3 from coal to natural gas. Should Unit 3 convert to natural gas, we could lose coal sales at our Kemmerer Mine. However, we do not expect the lowered volumes to have a material effect on our revenues until at least until 2017 due to the annual minimum requirements in the contract through 2016. There are further price protections built into the contract, which are in effect from 2017 to 2021. Despite these price protections, the lost sales at the Kemmerer Mine could have a material adverse affect on the mine's revenues and profitability and our operating results.
In April 2012, the EPA published its proposed new source emission standards for carbon dioxide for electric power plants. The rule would apply to new power plants and to existing plants that make major modifications. There has been no action on this to date although EPA has indicated that it intends to finalize the rules the first half of 2013. If the rule is adopted as proposed, the only new power plants that could meet the proposed emission limits would be coal fired plants with carbon dioxide capture and control, and gas fired plants, which could adversely impact our customers and the demand for coal in the United States as a fuel source.
A defect in title or the loss of a leasehold interest in certain property could limit our ability to mine our coal reserves or result in significant unanticipated costs.
We conduct a significant part of our coal mining operations on properties that we lease. A title defect or the loss of a lease could adversely affect our ability to mine the associated coal reserves. We may not verify title to our leased properties or associated coal reserves until we have committed to developing those properties or coal reserves. We may not commit to develop property or coal reserves until we have obtained necessary permits and completed exploration. As such, the title to property that we intend to lease or coal reserves that we intend to mine may contain defects prohibiting our ability to conduct mining operations. Similarly, our leasehold interests may be subject to superior property rights of other third parties. In order to conduct our mining operations on properties where these defects exist, we may incur unanticipated costs. In addition, some leases require us to produce a minimum quantity of coal and require us to pay minimum production royalties. Our inability to satisfy those requirements may cause the leasehold interest to terminate.
We are dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity risks and data leakage risks.
We are dependent on information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact operations. There is also a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. While we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.
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

Our Absaloka Mine benefits from the Indian Coal Tax Credit, the loss of which would adversely affect the financial condition of the operation.
The Indian Coal Tax Credits are set to expire in December 2013 unless the relevant provisions of the Internal Revenue Code are extended or renewed by the U.S. Congress. While we have been actively seeking an extension or renewal to the tax credits, there can be no assurance that we will be successful in doing so. Further, the provisions regarding any extension or renewal may not be as favorable as those that currently exist. In addition, we cannot assure you that any extension or renewal of the tax credit would be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect. Since 2009, we have experienced $3.0 to $6.0 million of additional benefit per year from the tax credit. Any delay or failure to extend or renew the Indian Coal Tax Credit would adversely affect the financial condition of the WRI operation.
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
At December 31, 2012, either the International Union of Operating Engineers Local 400 or the UMWA represented approximately 54% of our total workforce. Our unionized workforce is spread out amongst five of our surface mines. As a majority of our workforce is unionized, there may be an increased risk of strikes and other labor disputes, and our ability to alter labor costs is subject to collective bargaining. The collective bargaining agreement relating to the represented workforce at the Absaloka Mine expired in mid-2011. We were successful in negotiating a new agreement without any work stoppages or other disruptions. In 2012, we were successful in entering into agreements with our workforce at Savage, Kemmerer and Rosebud. If our Jewett Mine operations were to become unionized, we could be subject to additional risk of work stoppages, other labor disputes and higher labor costs, which could adversely affect the stability of production and our results of operations. While strikes are generally a force majeure event in long-term coal supply agreements, thereby exempting the mine from its delivery obligations, the loss of revenue for even a short time could have a material adverse effect on our financial results.
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
Unplanned outages of and extensions of scheduled outages due to mechanical failures or other problems at our power plants occur from time-to-time and are an inherent risk of our business. For example, ROVA I experienced 54 days of total forced outage do to mechanical failures in 2012. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues because of selling fewer megawatt hours. While we maintain insurance, the proceeds of such insurance may not be adequate to cover our lost revenues, increased expenses or liquidated damages payments should we experience equipment breakdown. Any unexpected failure, including failure associated with breakdowns, forced outages or any unanticipated capital expenditures could have an adverse affect on our results of operations and liquidity.
Differences in the termination dates of our coal supply agreements and power purchase agreements could severely affect the profitability of ROVA beginning in 2014.
We entered into a coal supply agreement for our larger plant on June 21, 1993, and a coal supply agreement for our smaller plant on December 1, 1993, which provide for ROVA’s coal needs for a twenty-year period, terminating on May 29, 2014 and June 1, 2015, respectively. We also entered into power sales agreements with Dominion Virginia Power that provide for the sale of power for a twenty-five year term through May 29, 2019, for our larger ROVA plant and June 1, 2020, for the smaller ROVA plant. The coal supply agreements provide for coal at a price per ton that is significantly less than today’s open market price for Central Appalachia coal. Upon the termination of the coal supply agreements beginning in 2014, we will be required to renegotiate our current contract or find a substitute supply of coal at a projected cost per ton far greater than the price we are paying today. However, the power sales agreements do not provide for a price increase related to an increase in the cost per ton of delivered coal and Dominion Virginia Power’s payment for power after 2014 will not escalate with our increased coal costs. Due to the change in the economics of ROVA at such time, it is projected that ROVA will begin incurring losses in 2014 and may be unable to pay its obligations as they become due. While we are actively pursuing various possibilities for the future of the operation, there is no guarantee that we will be able to execute an alternative before our margins related to ROVA are negatively affected.
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
We are dependent on retaining existing employees and attracting additional qualified employees to meet current and future needs. We face intense competition for qualified employees, and there can be no assurance that we will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. We rely on employees with unique skill sets to perform our mining operations, including engineers, mechanics and other highly skilled individuals. An inability to retain existing employees or attract additional employees, especially with mining skills and background, could have a material adverse effect on our business, cash flows, financial condition and results of operations.
In October 2012, we announced the transition in April 2013 of the CEO position. The failure to continue to adequately plan for succession of our senior management or the failure to retain key executives would be highly disruptive to our business. While we have succession plans in place, these plans cannot guarantee that we will not face operational risk upon the exit of our Chief Executive Officer or members of our senior management.
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
The domestic electric utility industry currently accounts for approximately 90% of domestic coal consumption. The demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, hydro, natural gas and fuel oil as well as alternative sources of energy affects the amount of coal consumed by the domestic electric utility industry. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could negatively impact our results of operations and liquidity. We do not have the right to sell fixed quantities of coal, so revenue can fall even though we have long-term contracts.
Some power plants are fueled by natural gas because of the relatively lower construction costs of such plants compared to coal-fired plants and because natural gas is a cleaner burning fuel. In addition, some states have adopted or are considering legislation that encourages domestic electric utilities to switch from coal-fired power generation plants to natural gas powered plants. Passage of these and other state or federal laws or regulations limiting carbon dioxide emissions could result in fuel switching, from coal to other fuel sources, by purchasers of our coal. Such laws and regulations could also mandate decreases in carbon dioxide emissions from coal-fired power plants, impose taxes on carbon emissions or require certain technology to capture and sequester carbon dioxide from coal-fired power plants. If these or similar measures are ultimately imposed by federal or state governments or pursuant to international treaty, our reserves and operating costs may be materially and adversely affected. Similarly, alternative fuels (non fossil fuels) could become more attractive than coal in order to reduce carbon emissions, which could result in a reduction in the demand for coal and, therefore, our revenues.
Recently, the supply of natural gas has reached record highs and the price of natural gas has remained at depressed levels for sustained periods, making it an attractive competing fuel. A continuing decline in the price of natural gas, or continuing periods of sustained low natural gas prices, could cause demand for coal to decrease, result in fuel switching and decreased coal consumption by electricity-generating utilities and adversely affect the price of our coal. Sustained low natural gas prices may cause utilities to phase-out and/or close existing coal-fired power plants or reduce construction of any new coal-fired power plants, which could have a material adverse effect on demand and prices received for our coal.
Extensive government regulations impose significant costs on our mining operations, and future regulations could increase those costs or limit our ability to produce and sell coal.
The coal mining industry is subject to increasingly strict regulation by federal, state and local authorities with respect to matters such as:

•	limitations on land use;

•	employee health and safety;

•	mandated benefits for retired coal miners;

•	mine permitting and licensing requirements;

•	reclamation and restoration of mining properties after mining is completed;

•	air quality standards;

•	discharges to water;

•	construction and permitting of facilities required for mining operations, including valley fills and other structures constructed in water bodies and wetlands;

•	protection of human health, plant life and wildlife;

•	discharge of materials into the environment;

•	effects of mining on groundwater quality and availability; and

•	remediation of contaminated soil, surface and groundwater.
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
In addition, greenhouse gas, or GHG, emissions have increasingly become the subject of international, national, state and local attention. Coal-fired power plants can generate large amounts of carbon emissions. Accordingly, legislation or regulation intended to limit GHGs will likely affect our coal and power operations. For example, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress has considered, and in the future may consider, “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. In addition, coal-fired power plants have become subject to challenge, including the opposition to any new coal-fired power plants or capacity expansions of existing plants, by environmental groups seeking to curb the environmental effects of emissions of GHGs. Most recently, President Obama stated in his State of the Union address in February 2013 that he would direct his cabinet to come up with executive actions to address climate change, which many feel means he will direct the EPA to impose GHG standards on existing coal fired power plants.
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
In addition, political and environmental opposition to capital expenditure for coal-fired facilities could affect the regulatory approval required for the retrofitting of existing power plants. Specifically, the Naughton power facility, which is located adjacent to the Kemmerer Mine, announced in April 2012 that it intends to switch Unit 3 to natural gas from coal. Should the Naughton facility be converted to natural gas, it would have a material adverse effect on our results of operation.
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
The operations of our customers are subject to extensive environmental regulation particularly with respect to air emissions. The EPA intends to issue or has issued a number of significant regulations that will impose more stringent requirements relating to air, water and waste controls on electric generating units. These rules include the EPA’s pending new requirements for coal combustion residue (“CCR”) management that may further regulate the handling of wastes from the combustion of coal. In addition, on December 16, 2011, the EPA signed a rule to reduce emissions of toxic air pollutants from power plants. Specifically, these mercury and air toxic standards (“MATS”) for power plants will reduce emissions from new and existing coal- and oil-fired electric utility steam generating units. We continue to evaluate the possible scenarios associated with CCR and MATS and the effects they may have on our business and our results of operations, financial condition or cash flows.
Considerable uncertainty is associated with air emissions initiatives. New regulations are in the process of being developed, and many existing and potential regulatory initiatives are subject to review by federal or state agencies or the courts. Stringent air emissions limitations are either in place or are likely to be imposed in the short to medium term, and these limitations will likely require significant emissions control expenditures for many coal-fired power plants. For example, the owners of Units 3 and 4 at Colstrip, adjacent to our Rosebud Mine, are getting considerable pressure from environmental groups to install Selective Catalytic Reduction (SCR) technology. Should the owners be forced by the EPA to install such SCR technology, the capital requirements could make the continued operation of the two units unsustainable. As a result, Colstrip and other similarly-situated power plants may switch to other fuels that generate fewer of these emissions or may install more effective pollution control equipment that reduces the need for low-sulfur coal. Any switching of fuel sources away from coal, closure of existing coal-fired power plants, or reduced construction of new coal-fired power plants could have a material adverse effect on demand for, and prices received for, our coal. Alternatively, less stringent air emissions limitations, particularly related to sulfur, to the extent enacted, could make low-sulfur coal less attractive, which could also have a material adverse effect on the demand for, and prices received for, our coal.
Risk Factors Relating to our Equity
Provisions of our certificate of incorporation, bylaws, and Delaware law may have anti-takeover effects that could prevent a change of control of our company that stockholders may consider favorable, and the market price of our common stock may be lower as a result.
Provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our bylaws impose various procedural and other requirements that could make it more difficult for stockholders to bring about some types of corporate actions such as electing individuals to the board of directors. Our ability to issue preferred stock in the future may influence the willingness of an investor to seek to acquire our company. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. Provisions in the indenture governing the 10.75% Senior Notes regarding certain change of control events could have a similar effect.
Future sales of our common stock by our major stockholder may depress our share price and influence our management policies.
Mr. Jeffrey L. Gendell, directly and indirectly through various entities, currently owns approximately 19% of our common stock. We have granted Mr. Gendell and his various affiliated entities registration rights with respect to our common stock held by them, which we registered on a selling stockholder registration statement in May 2009. Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, if Mr. Gendell or his various affiliated entities were to sell their entire holdings to one person, that person could have significant influence over our management policies.

ITEM 1B	— UNRESOLVED STAFF COMMENTS.
None

ITEM 2	— PROPERTIES.
See “Coal Segment-Properties” and “Power Segment” under Item 1 for information relating to our properties and reserves.

ITEM 3	— LEGAL PROCEEDINGS.
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

ITEM 4	— MINE SAFETY DISCLOSURE.
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
Holders
As of March 5, 2013, based on inquiry there were 1,179 holders of record of our common stock.
The following table shows the range of sales prices for our common stock for the past two years, as reported by the NYSE Amex prior to our voluntary delisting in April 29, 2011, and NASDAQ Global Market since the listing of our common stock on May 2, 2011.

	Sales Prices Common Stock
	High	Low
2011
First Quarter	$15.14	$11.88
Second Quarter	19.28	14.64
Third Quarter	18.37	7.65
Fourth Quarter	13.36	6.61
2012
First Quarter	$13.47	$9.78
Second Quarter	11.39	6.94
Third Quarter	10.00	7.00
Fourth Quarter	10.85	7.91
Dividend Policy
Holders of our common stock are entitled to receive such dividends as our Board may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock for some time and we do not anticipate paying any common stock dividends in the foreseeable future. In addition, the Indenture governing the 10.75% Senior Notes restricts our ability to pay dividends on, or make other distributions in respect of, our capital stock unless we are able to meet certain ratio tests or other financial requirements. Should we be permitted to pay dividends pursuant to such Indenture, the payment of such dividends will be dependent upon earnings, financial condition and other factors considered relevant by our Board and will be subject to limitations imposed under Delaware law.
Issuer Purchase of Equity Securities
None.
Stock Performance Graph
This performance graph compares the cumulative total stockholder return on our common stock for the five-year period December 31, 2007 through December 31, 2012 with the cumulative total return over the same period of the NASDAQ Index and a peer group index, which consists of Alliance Resource Partners, L.P., Cloud Peak Energy, Inc., James River Coal Company, Rhino Resource Partners, L.P., and Patriot Coal Corporation. The graph assumes that:

•	You invested $100 in Westmoreland Coal common stock and in each index at the closing price on December 31, 2007;

•	All dividends were reinvested;

•	Annual reweighting of the peer groups; and

•	You continued to hold your investment through December 31, 2012.
You are cautioned against drawing any conclusions from the data contained in this graph, as past results are not necessarily indicative of future performance. The indices used are included for comparative purposes only and do not indicate an opinion of management that such indices are necessarily an appropriate measure of the relative performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Westmoreland Coal Company
Amex Composite Index
NASDAQ Financial Index
Peer Group
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2007
2008
2009
2010
2011
2012
ASSUMES $100 INVESTED ON JAN. 1, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2012

	At December 31,
Company/Market/Peer Group	2007	2008	2009	2010	2011	2012
Westmoreland Coal Company	$100.00	$79.86	$64.11	$85.91	$91.73	$67.20
AMEX Composite Index	$100.00	$59.58	$80.68	$101.32	$107.67	$114.67
NASDAQ Financial Index	$100.00	$69.71	$72.99	$83.18	$75.97	$91.19
Peer Group Index	$100.00	$64.18	$105.89	$151.29	$121.64	$88.03

ITEM 6	— SELECTED FINANCIAL DATA.
Westmoreland Coal Company and Subsidiaries
Five-Year Review

Consolidated Statements of Operations Information	2012 (2)	2011	2010	2009	2008
	(In thousands; except per share data)
Revenues	600,437	$501,713	$506,057	$443,368	$509,696
Operating income (loss)	28,872	10,626	20,521	(31,774)	(16,035)
Loss from continuing operations(1)	(13,662)	(36,875)	(3,170)	(29,162)	(48,567)
Less net loss attributable to non-controlling interest	(6,436)	(3,775)	(2,645)	(1,817)	—
Less preferred stock dividend requirements	1,360	1,360	1,360	1,360	1,360
Net loss applicable to common shareholders	$(8,586)	$(34,460)	$(1,885)	$(28,705)	$(49,927)
Per common share (basic and diluted):
Loss from continuing operations	$(0.61)	$(2.61)	$(0.17)	$(2.88)	$(5.25)
Net loss applicable to common shareholders	$(0.61)	$(2.61)	$(0.17)	$(2.88)	$(5.25)
Balance Sheet Information (end of period)
Working capital deficit	$(11,600)	$(21,669)	$(35,793)	$(74,976)	$(24,152)
Net property, plant and equipment	512,840	396,732	416,955	456,184	443,400
Total assets	936,115	759,172	750,306	772,728	812,967
Total debt	360,989	282,269	242,104	254,695	269,153
Shareholders’ deficit	(286,231)	(249,858)	(162,355)	(141,799)	(217,598)
Other Data:
Net cash provided by (used in):
Operating activities	$57,144	$44,735	$45,353	$29,448	$55,245
Investing activities	(123,534)	(33,639)	(29,180)	(38,597)	(6,588)
Financing activities	67,217	13,912	(20,917)	(20,273)	(28,452)
Capital expenditures	(21,032)	27,594	22,814	34,546	31,320

(1)	Includes a loss on extinguishment of debt of $2.0 million and $17.0 million in 2012 and 2011, respectivley. Includes a non-cash tax benefit of $17.1 million and $9.1 million in 2009.

(2)
On January 31, 2012, we acquired the Kemmerer Mine. Our results of operations include Kemmerer’s results of operations from the date of acquisition. Kemmerer's results are reflected in our Coal Segment. In addition, on January 31, 2012, we completed the issuance and sale of $125.0 million aggregate principal amount of 10.75% senior secured notes due 2018 at a price equal to approximately 95.5% of their face value (the "Add-On Notes"). The majority of the proceeds from the sale of the Add-On Notes were used to finance the acquisition of the Kemmerer Mine. See Note 2 to our consolidated financial statements for additional details.

We did not declare cash dividends on common shares for the five years ended December 31, 2012. The financial data presented above should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of this report, which includes a discussion of factors that materially affect the comparability of the information presented, and in conjunction with our consolidated financial statements included in this report.

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
Overview
Westmoreland Coal Company is an energy company employing approximately 1,250 employees whose operations include six surface coal mines in Montana, Wyoming, North Dakota and Texas, and two coal-fired power-generating units in North Carolina. We sold 21.7 million tons of coal in 2012. Our two principal operating segments are our coal segment and our power segment, in addition to two non-operating segments.
One of the major factors affecting the volume of coal that we sell in any given year is the domestic demand for coal-generated electric power, as well as the specific demand for coal by our customers. Numerous factors affect the domestic demand for electric power and the specific demands of customers including weather patterns, the presence of hydro or wind in our particular energy grids, environmental and legal challenges, political influences, energy policies, international and domestic economic conditions, power plant outages and other factors discussed herein.
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
For our contracts that are not cost plus in nature, we have exposure to inflation and price risk for supplies used in the normal course of production such as diesel fuel and explosives. In line with the worldwide mining industry, we have experienced increased operating costs for mining equipment, diesel fuel and other supplies, such as tires. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time-to-time.
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
In January 2012, we completed the private placement of $125.0 million of senior secured notes due in 2018 (“Add-On Notes”), which notes were additional notes issued pursuant to the existing Parent Notes indenture (the “Parent Notes”), collectively referred to as the “10.75% Senior Notes”. The net proceeds from the Add-On Notes financed the $76.5 million cash portion of the purchase price for the acquisition of the Kemmerer Mine and the $24.7 million cash bonding obligations for the Kemmerer Mine. The net proceeds also covered the cash transaction costs associated with the Kemmerer acquisition and the Add-On Notes offering of approximately $6.7 million. The remaining net proceeds were partially used to fund the initial operating expenses associated with the Kemmerer Mine. The use of proceeds from the offering of Add-On Notes to finance the acquisition of the Kemmerer Mine is shown in the table below (in millions):

Proceeds received from the Add-On Notes	$125.0
Cash consideration for the Kemmerer acquisition	(76.5)
Reclamation bonding collateral	(24.7)
Transaction fees and expenses	(6.7)
Initial Purchaser's discount	(5.6)
Remaining proceeds	$11.5
Beulah Mine Coal Supply Contract
Our coal supply contract with Coyote Station, located adjacent to our Beulah Mine, expires in May 2016.

On May 3, 2012, Coyote Station informed us they are entering into a mine development agreement with another provider and on October 15, 2012, Coyote Station entered into a coal supply agreement with that provider. As a result, Coyote Station will likely not purchase coal from our Beulah Mine after the expiration of our current contract. Based on the uncertainty of securing a new contract, we revised various accounting estimates beginning in the fourth quarter of 2011 to reflect the impact on mining operations of the current contract's expiration in 2016.
For the past several years, the Beulah Mine has averaged 2.5 million tons of coal sold per year to Coyote Station. We are currently considering strategic alternatives for our Beulah Mine, which also provides approximately 0.5 million tons of coal to the Heskett Station power plant on an annual basis.
We will continue to evaluate the effect of this development and potential strategic alternatives on various employment-related liabilities, which could result in revised accounting estimates related to those liabilities in future periods.
Xcel Fire
In November 2011, an explosion and subsequent fire occurred at Unit 3 of Xcel Energy's Sherburne County Generating Station, or Unit 3, which is the largest customer of our Absaloka Mine. Xcel indicated that Unit 3 will be offline for an extended period while Xcel investigates the source of the explosion and the extent of the damage. While Sherburne County Generating Station initially indicated a start up date of March 2013, they have informed us that the delay will be longer. Westmoreland Resources, Inc., or WRI, our wholly owned subsidiary that operates the Absaloka Mine, maintains business interruption insurance coverage and submitted a notice of loss to its insurance carriers. Our insurance carriers have accepted liability under the policy for the business interruption claim. We recognize income as business interruption losses are incurred and reimbursement is virtually assured and have recognized $17.3 million of income and received $15.6 million of cash proceeds for the year ended December 31, 2012. Insurance proceeds are included in Net cash provided by operating activities.
Results of Operations
Items that Affect Comparability of Our Results
For 2012 and each of the prior two years, our results have included items that do not relate directly to ongoing operations. The income (expense) components of these items were as follows:

Year Ended December 31,	2012	2011	2010
	(In thousands)
Loss on extinguishment of debt	$(1,986)	$(17,030)	$—
Fair value adjustment on derivative and related amortization of debt discount	—	(3,215)	(4,840)
Impact (pre-tax)	$(1,986)	$(20,245)	$(4,840)
Items recorded in 2012

•
We recorded $2.0 million of loss on extinguishment of debt related to repurchases of 10.75% Senior Notes with a principal amount of $23.0 million. The loss on the repurchases was measured based on the carrying value of the repurchased portion of the 10.75% Senior Notes, which included a portion of the unamortized debt issue costs and the debt discount on the dates of repurchase.

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

2012 Compared to 2011
Summary
The following table shows the comparative consolidated results and changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2012	2011	$	%
	(In millions)
Revenues	$600.4	$501.7	$98.7	19.7%
Net loss applicable to common shareholders	(8.6)	(34.5)	25.9	75.1%
Adjusted EBITDA(1)	105.4	73.1	32.3	44.2%

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our revenues for 2012 increased due primarily to the Kemmerer acquisition, which was partially offset by unplanned customer shutdowns at our Beulah and Absaloka Mines, as well as reduced tonnage demand due to increased wind generation and mild weather conditions. Our revenues also decreased due to ROVA having a large planned maintenance outage during the second quarter and increased unplanned outages.
Our net loss applicable to common shareholders for 2012 decreased by $7.6 million, excluding $2.0 million of expense during 2012 and $20.2 million of expense during 2011 discussed in Items that Affect Comparability of Our Results. The primary factors, in aggregate, driving this decrease in net loss were:

2012
(In millions)
Increase in our coal segment operating income primarily due to the Kemmerer acquisition	$19.3
Decrease in our heritage segment operating expenses due to favorable claims experience related to our black lung and worker's compensation benefits	5.0
Increased noncontrolling interest losses from a partially owned consolidated subsidiary	2.7
Increase in interest expense resulting from the Add-On Notes	(13.0)
Decrease in our power segment operating income due to a large planned maintenance outage and increased unplanned outages	(3.9)
Increase in our corporate segment operating expenses primarily due to one-time executive recruiting and higher long-term compensation expenses	(2.1)
Decrease due to other factors	(0.4)
Total	$7.6
Coal Segment Operating Results
The following table shows comparative coal revenues, operating income and sales volume, and percentage changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2012	2011	$	%
	(In thousands, expect per ton data)
Revenues	$519,152	$414,928	$104,224	25.1%
Operating income	48,235	27,453	20,782	75.7%
Adjusted EBITDA(1)	110,835	76,821	34,014	44.3%
Tons sold—millions of equivalent tons	21.7	21.8	(0.1)	(0.5)%

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our 2012 coal segment revenues and operating income increased primarily due to the Kemmerer acquisition, which was partially offset by unplanned customer shutdowns at our Beulah and Absaloka Mines, as well as reduced tonnage demand due to increased wind generation and mild weather conditions. Business interruption insurance proceeds have reduced most of the Absaloka Mine's decrease in operating income that was due to the fire and have been reported in Other operating income. Overall tons sold decreased primarily due to lower sales at our Absaloka Mine, which was partially offset with tons sold at our Kemmerer Mine.
Power Segment Operating Results
The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2012	2011	$	%
	(In thousands)
Revenues	$81,285	$86,785	$(5,500)	(6.3)%
Operating income	8,244	12,119	(3,875)	(32.0)%
Adjusted EBITDA(1)	19,054	23,191	(4,137)	(17.8)%
Megawatts hours	1,477	1,607	(130)	(8.1)%

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our 2012 power segment revenues, operating income and megawatt hours decreased due to a large planned maintenance outage during the second quarter and the significant extent of unplanned outages at ROVA.
Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2012	2011	$	%
	(In thousands)
Heritage segment operating expenses	$14,711	$19,675	$(4,964)	(25.2)%
Our 2012 heritage segment operating expenses decreased primarily due to favorable claims experience related to our black lung and workers' compensation benefits.
Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2012	2011	$	%
	(In thousands)
Corporate segment operating expenses	$12,896	$9,271	$3,625	39.1%
Our 2012 corporate segment operating expenses increased partly due to a deductible on a claim paid by our captive insurance entity to our subsidiary related to the business interruption claim at our Absaloka Mine. Additionally, corporate segment operating expenses increased due to one-time executive recruiting and higher long-term compensation expenses.
Nonoperating Results (including interest expense, interest income, other income (loss), income tax expense, and net loss attributable to noncontrolling interest)
Our interest expense for 2012 increased to $42.7 million compared with $29.8 million for 2011 primarily due to the higher overall debt levels resulting from the offering of the Add-On Notes.
Our interest income for 2012 was comparable to 2011.
Our other income (loss) for 2012 was comparable to 2011, excluding the $3.1 million impact of the mark-to-market accounting discussed in Items that Affect Comparability of Our Results.
Our income tax expense for 2012 increased to $0.1 million compared with $0.4 million tax benefit for 2011 due to higher taxable income.
Our loss attributable to noncontrolling interest for 2012 increased to $6.4 million compared with $3.8 million for 2011 related to increased losses from a partially owned consolidated subsidiary.
2011 Compared to 2010
Summary
The following table shows the comparative consolidated results and changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2011	2010	$	%
	(In millions)
Revenues	$501.7	$506.1	$(4.4)	(0.9)%
Net loss applicable to common shareholders	(34.5)	(1.9)	32.6	1,715.8%
Adjusted EBITDA(1)	73.1	81.6	(8.5)	(10.4)%

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
The decrease in revenues was primarily driven by a $3.1 million decrease in our coal segment revenues due to unusually strong hydropower conditions that displaced our customers’ coal-generated power, flooding conditions that disrupted rail service deliveries to a key customer, and to a lesser extent, a fire at a key customer’s plant. In addition, our power segment revenues decreased $1.2 million as a result of a planned maintenance outage.
Our net loss applicable to common shareholders increased by $17.2 million during 2011 (excluding the $20.2 million of expense in 2011 and the $4.8 million of expense in 2010 discussed in Items that Affect Comparability of Our Results). The primary factors, in aggregate, driving this increase in net loss were:

2011
(In millions)
Increase in interest expense due to the Parent Notes offering	$(8.0)
Decrease in our coal segment operating income primarily driven by hydropower and flooding conditions, and a key customer’s fire	(5.5)
Increase in our heritage segment operating expenses primarily driven by updated cost projections and unfavorable discount rates	(3.7)
Increase in our corporate segment operating expenses primarily due to office relocation expenses	(1.1)
Decrease due to other factors	(0.4)
Increased noncontrolling interest losses from a partially owned consolidated subsidiary	1.1
Increase in our power segment operating income primarily due to decreased maintenance expenses	0.4
Total	$(17.2)
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
Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2011	2010	$	%
	(In thousands)
Heritage segment operating expenses	$19,675	$15,968	$3,707	23.2%
Our heritage segment operating expenses for 2011 increased primarily due to updated cost projections and unfavorable discount rates related to our black lung and workers’ compensation benefits.
Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2011	2010	$	%
	(In thousands)
Corporate segment operating expenses	$9,271	$8,154	$1,117	13.7%
Our corporate segment operating expenses for 2011 increased primarily due to office relocation expenses.
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
Our loss attributable to noncontrolling interest for 2011 increased to $3.8 million compared with $2.6 million for 2010 related to increased losses from a partially owned consolidated subsidiary.
Reconciliation of Adjusted EBITDA to Net Loss
The discussion in “Results of Operations” in 2012, 2011 and 2010 includes references to our Adjusted EBITDA results. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

	December 31,
	2012	2011	2010
	(In thousands)
Reconciliation of Adjusted EBITDA to Net loss
Net loss	$(13,662)	$(36,875)	$(3,170)
Income tax (benefit) expense from continuing operations	90	(426)	(141)
Other (income) loss	(723)	2,572	2,587
Interest income	(1,496)	(1,444)	(1,747)
Loss on extinguishment of debt	1,986	17,030	—
Interest expense	42,677	29,769	22,992
Depreciation, depletion and amortization	57,145	45,594	44,690
Accretion of ARO and receivable	12,189	10,878	11,540
Amortization of intangible assets and liabilities	658	657	590
EBITDA	98,864	67,755	77,341
(Gain)/loss on sale of assets	528	640	226
Share-based compensation	6,040	4,721	4,049
Adjusted EBITDA	$105,432	$73,116	$81,616

	December 31,
	2012	2011	2010
	(In thousands)
Adjusted EBITDA by Segment
Coal	$110,835	$76,821	$81,681
Power	19,054	23,191	22,664
Heritage	(14,711)	(19,675)	(15,968)
Corporate	(9,746)	(7,221)	(6,761)
Total	$105,432	$73,116	$81,616

	December 31,
	2012	2011	2010
	(In thousands)
Adjusted EBITDA
Guarantor and Issuer	$57,496	$11,572	$17,904
Non-Guarantor	47,936	61,544	63,712
Total	$105,432	$73,116	$81,616
Significant Anticipated Variances between 2012 and 2013 and Related Uncertainties
We expect a number of factors to result in differences in our results of operation, financial condition and liquidity in 2013 relative to 2012, including the following:

•
We expect increased coal ton deliveries, revenues, profits and operating cash flows due to one additional month of our Kemmerer Mine operating in 2013 and due to the fact that our 2012 results were adversely impacted by customer shutdowns and reduced tonnage demand due to increased wind generation and mild weather conditions;

•	We expect increased power revenues and profits due to less unplanned outages;

•	We expect to make additional capital investments during 2013 in the range of $23.0 million to $28.0 million to improve our mining and power operations and decrease our equipment maintenance costs;

•	We expect a $4.0 million increase in the scheduled repayments of our WML term debt to $18.0 million;

•	We expect our interest expense and interest payments will decrease in 2013 due to $23.0 million of 10.75% Senior Notes repayments in 2012;

•	We expect increased cash outlays for our 401(k) match as we expect to begin mid-year of 2013 to fund the match with cash instead of company stock;

•	We expect our pension and postretirement medical expenses to increase as a result of decreases in discount rates; and;

•	We expect our pension contributions and postretirement medical payments to increase due to our Kemmerer Mine acquisition and medical inflation.
Liquidity and Capital Resources
We had the following liquidity at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In millions)
Cash and cash equivalents	$31.6	$30.8
WML revolving line of credit	23.1	23.1
Corporate revolving line of credit	20.0	—
Total	74.7	53.9
We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
We are a holding company and conduct our operations through subsidiaries. Our parent holding company has significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the parent company are distributions from our principal operating subsidiaries. The cash at ROVA, Kemmerer, and WRI has no restrictions and is immediately available. The cash at WML is available to us through quarterly distributions. The WML credit agreement requires a debt service account and imposes timing and other restrictions on the ability of WML to distribute funds to us. The cash at WRMI is also available to us through dividends and is subject to maintaining a statutory minimum level of capital, which is two hundred and fifty thousand dollars.
Under the indenture governing the 10.75% Senior Notes, we are required to offer a portion of our Excess Cash Flow (as defined by the indenture) for each fiscal year to purchase some of these notes at 100% of the principal amount. While we did repurchase $23.0 million of 10.75% Senior Notes during 2012, we did not have Excess Cash Flow for the years ended December 31, 2011 or 2012. In addition to the Excess Cash Flow offer, the Company may continue to use available cash to repurchase these notes on the open market, as permitted by the indenture.
Debt Obligations
10.75% Senior Notes
On February 4, 2011, we issued the Parent Notes, which are $150.0 million of 10.75% senior secured notes, and on January 31, 2012, we issued the Add-On Notes, which are $125.0 million of 10.75% senior secured notes. Interest is due at an annual fixed rate of 10.75% and paid in cash semi-annually, in arrears, on February 1 and August 1 of each year. The 10.75% Senior Notes mature February 1, 2018 and contains provisions that affect our sources of liquidity, such as limitations on our ability to enter into new capital leases and other forms of credit.
During the year ended December 31, 2012, we paid $23.1 million, excluding accrued interest, to repurchase 10.75% Senior Notes with a principal amount of $23.0 million. The 10.75% Senior Notes outstanding debt at December 31, 2012 is $252.0 million.
2012 Revolving Credit Agreement
On June 29, 2012, we and certain of our subsidiaries entered into a five-year, $20.0 million revolving line of credit with an expiration date of June 30, 2017. At December 31, 2012, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit.
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

The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a fixed charge coverage ratio and an EBITDA measure. The fixed charge coverage ratio must meet or exceed a specified minimum. The EBITDA covenant requires a minimum amount of EBITDA to be achieved. We met these covenant requirements as of December 31, 2012.
WML Term Debt and Revolving Credit Agreement
WML has $103.5 million of fixed rate term debt outstanding at December 31, 2012. This term debt matures March 31, 2018, and bears an annual fixed rate of 8.02%, payable quarterly. The principal on the WML notes is scheduled to be paid as follows (in millions):

2013	$18.0
2014	18.0
2015	20.0
2016	20.0
2017	22.0
2018	5.5
WML's revolving line of credit has a borrowing limit of $25.0 million and matures in June 2013. The interest rate under the revolving line of credit at December 31, 2012 was 3.75% per annum. At December 31, 2012, WML had no outstanding balance under the revolving line of credit and the revolving line of credit supports a letter of credit of $1.9 million, leaving it with $23.1 million of borrowing availability. WML's revolving line of credit is only available to fund the operations of its respective subsidiaries. We are currently working on renewing this revolving line of credit.
WML's credit agreement contains various affirmative and negative covenants. Operational covenants in the agreements prohibit, among other things, WML from incurring or guaranteeing additional indebtedness, creating liens on its assets, making investments or engaging in asset sales or transactions with affiliates, in each case subject to specified exceptions. Financial covenants in the agreements impose requirements relating to specified debt service coverage and leverage ratios.
On June 28, 2012, we amended Westmoreland Mining, LLC's (“WML”) term debt and revolving line of credit debt agreements as follows:

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

The debt service coverage ratio covenant requires that at the end of each quarter WML's ratio of EBITDA less unfinanced capital expenditures to debt service (all defined) for the four quarters then ended meets or exceeds a specified minimum. The coverage ratio as of December 31, 2012 was 1.55 and the specified minimum was 1.30. The leverage ratio covenant requires that WML not permit the ratio of total debt at the end of each quarter to EBITDA (both as defined) for the four quarters then ended to be greater than a specified amount. The leverage ratio as of December 31, 2012 was 1.81, which did not exceed the maximum amount of 2.25. WML met all of its covenant requirements as of December 31, 2012.
Gross and Net Leverage Ratios

These ratios are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We use these ratios to assess our progress in reducing our aggregate debt levels. Refer to the Results of Operations section for the reconciliation of Adjusted EBITDA to net loss.

	December 31,
	2012	2011
	(in Millions)
Gross debt	361.0	282.3
Less:
Cash and cash equivalents	31.6	30.8
WML debt reserve account	13.1	11.7

Net debt	316.3	239.8

Adjusted EBITDA	105.4	73.1

Gross leverage ratio	3.43	3.86
Net leverage ratio	3.00	3.28
Heritage Health Costs and Pension Contributions
Our liquidity continues to be affected by our heritage health and pension obligations as follows:

	2013 Expected	2012 Actual	2011 Actual	2010 Actual
	(In millions)
Postretirement medical benefits	$13.2	$12.0	$12.0	$13.1
CBF premiums	1.9	2.3	2.6	3.0
Workers’ compensation benefits	0.5	0.5	0.6	0.6
Total heritage health payments	15.6	14.8	15.2	16.7

Pension contributions (1)	3.4	0.2	7.5	10.8

(1)	Of the 2010 and 2011 pension contributions, we made $5.0 million and $4.3 million, respectively, through the contribution of company stock.
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Years Ended December 31,
	2012	2011
	(In thousands)
Cash provided by (used in):
Operating activities	$57,144	$44,735
Investing activities	(123,534)	(33,639)
Financing activities	67,217	13,912
Cash provided by operating activities increased $12.4 million in 2012 compared to 2011, primarily due to the Kemmerer acquisition which was partially offset with the increase in interest payments.
Cash used in investing activities increased $89.9 million in 2012 compared to 2011 due to the Kemmerer acquisition.
Cash provided by financing activities increased $53.3 million for 2012 compared to 2011, as a result of the Add-On Notes.
Our working capital deficit at December 31, 2012 decreased by $10.1 million to $11.6 million compared to a $21.7 million deficit at December 31, 2011 primarily as a result of Kemmerer's inventory, trade receivables, accounts payable and other working capital accounts now being included in our financial statements.

Ratio of Earnings to Fixed Charges
The following table sets forth our ratio of earnings to fixed charges for the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Deficiency of earnings to fixed charges	$13,572	$37,301	$3,311	$46,298	$47,648
For purposes of calculating the ratio of earnings to fixed charges:

•	“earnings” consist of loss from continuing operations before income taxes and fixed charges; and

•	“fixed charges” consist of interest (expensed), amortization of premiums, discounts and deferred financing costs, and an estimate of the interest expense within rental expense.
Contractual Obligations and Commitments
The following table presents information about our contractual obligations and commitments as of December 31, 2012, and the effects we expect such obligations to have on liquidity and cash flow in future periods. Some of the amounts below are estimates. We discuss these obligations and commitments elsewhere in this filing.

	Payments Due by Period
	Total	2013	2014-2015	2016-2017	After 2017
	(In thousands)
Long-term debt obligations (principal and interest)	$530,112	53,390	104,186	101,381	271,155
Capital lease obligations (principal and interest)	15,149	7,720	7,166	263	—
Operating lease obligations	16,234	6,426	8,283	1,523	2
Purchase obligations(1)	50,008	29,500	20,508	—	—
Other long-term liabilities(2)	1,492,604	41,514	84,978	129,493	1,236,619
Totals	$2,104,107	138,550	225,121	232,660	1,507,776

(1)	Our purchase obligations relate to coal supply agreements for our power plants. See Note 15 to our consolidated financial statements for details.

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
Our liability for our employees’ postretirement medical benefit costs is recorded on our consolidated balance sheets in amounts equal to the actuarially determined liability, as this obligation is not funded. We use various assumptions including the discount rate and future cost trends, to estimate the cost and obligation for this item. Our discount rate for postretirement medical benefit is determined by utilizing a hypothetical bond portfolio model, which approximates the future cash flows necessary to service our liability. This model is calculated using a yield curve that is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields. Our discount rates at December 31, 2012 ranged from 3.60% to 4.15% compared to 4.10% at December 31, 2011. In 2012, our postretirement medical benefit liability increased $75.2 million primarily due to the Kemmerer acquisition and from decreases in discount rates.
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

	Postretirement Medical Benefits
Health Care Cost Trend Rate	1% Increase	1% Decrease
	(In thousands)
Effect on service and interest cost components	$2,992	$(2,340)
Effect on postretirement medical benefit obligation	$45,823	$(38,233)
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
Income Taxes and Deferred Income Taxes
As of December 31, 2012, we had significant deferred tax assets. Our deferred tax assets include federal and state regular net operating losses (NOLs), alternative minimum tax (AMT), credit carryforwards, Indian Coal Tax Credits (ICTC) carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income.
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
We have determined that a full valuation allowance is required for all of our ICTC carryforward. The ICTC can generally be used to offset AMT liability. We do not believe we have sufficient positive evidence to substantiate that our deferred tax asset for the ICTC carryforward is realizable at a more-likely-than-not level of assurance. As a result, we will continue to record a full valuation allowance on our ICTC carryforward.
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

Recent Accounting Pronouncements
The accounting standards adopted in 2012 did not have a material impact on our consolidated financial statements. See Note 1 to our consolidated financial statements for a discussion of recently adopted accounting pronouncements.
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
We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, postretirement medical benefit and other obligations as follows as of December 31, 2012:

	Reclamation Obligations	Workers’ Compensation Obligations	Post Retirement Medical Benefit Obligations	Other	Total
	(In thousands)
Surety bonds	$316,534	$9,996	$9,450	$7,102	$343,082
Letters of credit	—	—	—	8,556	8,556
	$316,534	$9,996	$9,450	$15,658	$351,638

ITEM 7A	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk, which includes adverse changes in commodity prices and interest rates.
Commodity Price Risk
We manage our price risk for coal sales, electricity and steam production through the use of long-term agreements, rather than through the use of derivatives. Nearly all of our coal and our electricity production are sold under long-term agreements. These coal contracts typically contain price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised. The price may be adjusted in accordance with changes in broad economic indicators such as the consumer price index, commodity-specific indices such as the PPI-light fuel oils index, and/or changes in our actual costs.
For our contracts which are not cost plus, we have exposure to price risk for supplies that are used in the normal course of production such as diesel fuel and explosives. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time to time. At December 31, 2012, we had fuel supply contracts outstanding with a minimum purchase requirement of 4.0 million gallons of diesel fuel per year. These contracts qualify for the normal purchase normal sale exception under hedge accounting.
Interest Rate Risk
We are exposed to market risk associated with interest rates due to our existing indebtedness that is indexed to either prime rate or LIBOR. However, based on the balances outstanding as of December 31, 2012, our exposure to interest rate risk is not material as of such date. In the future, if we were to draw on our WML or Corporate revolving line of credit, or if we enter into a new credit facility indexed to a variable interest rate, such as the prime rate or LIBOR, then we would be exposed to market risk associated with interest rates. We have not historically used interest rate hedging instruments to manage our interest rate risk.

ITEM 8	—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Westmoreland Coal Company
We have audited the accompanying consolidated balance sheets of Westmoreland Coal Company and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westmoreland Coal Company and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westmoreland Coal Company and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
March 12, 2013

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$31,610	$30,783
Receivables:
Trade	60,037	46,235
Contractual third-party reclamation receivables	10,207	11,259
Other	3,220	3,493
	73,464	60,987
Inventories	37,734	25,696
Other current assets	16,504	4,987
Total current assets	159,312	122,453
Property, plant and equipment:
Land and mineral rights	261,741	198,201
Plant and equipment	635,720	527,127
	897,461	725,328
Less accumulated depreciation, depletion and amortization	384,621	328,596
Net property, plant and equipment	512,840	396,732
Advanced coal royalties	4,316	2,552
Reclamation deposits	72,718	71,939
Restricted investments and bond collateral	87,209	58,305
Contractual third-party reclamation receivables, less current portion	84,158	87,674
Intangible assets, net of accumulated amortization of $12.4 million and $10.7 million at December 31, 2012 and December 31, 2011, respectively	3,203	4,879
Other assets	12,359	14,638
Total Assets	$936,115	$759,172
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

	December 31, 2012	December 31, 2011
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$23,791	$20,795
Accounts payable and accrued expenses:
Trade	52,093	45,326
Production taxes	33,228	25,605
Workers’ compensation	820	911
Postretirement medical benefits	14,068	13,179
SERP	390	391
Deferred revenue	12,822	9,852
Asset retirement obligations	22,238	19,765
Other current liabilities	11,462	8,298
Total current liabilities	170,912	144,122
Long-term debt, less current installments	337,198	261,474
Workers’ compensation, less current portion	8,710	10,715
Excess of black lung benefit obligation over trust assets	8,356	6,565
Postretirement medical benefits, less current portion	319,775	245,462
Pension and SERP obligations, less current portion	54,250	28,991
Deferred revenue, less current portion	56,891	65,834
Asset retirement obligations, less current portion	241,609	227,713
Intangible liabilities, net of accumulated amortization $11.4 million at December 31, 2012 and $10.4 million at December 31, 2011, respectively	6,625	7,644
Other liabilities	18,020	10,510
Total liabilities	1,222,346	1,009,030
Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 159,960 shares at December 31, 2012 and 2011	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares;
Issued and outstanding 14,201,411 shares at
December 31, 2012 and 13,811,379 shares at
December 31, 2011, respectively	35,502	34,527
Other paid-in capital	130,852	126,288
Accumulated other comprehensive loss	(148,345)	(121,455)
Accumulated deficit	(289,727)	(281,141)
Total Westmoreland Coal Company shareholders’ deficit	(271,558)	(241,621)
Noncontrolling interest	(14,673)	(8,237)
Total deficit	(286,231)	(249,858)
Total Liabilities and Shareholders’ Deficit	$936,115	$759,172
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenues	$600,437	$501,713	$506,057
Cost, expenses and other:
Cost of sales	466,521	392,787	394,827
Depreciation, depletion and amortization	57,145	45,594	44,690
Selling and administrative	49,908	40,276	39,481
Heritage health benefit expenses	13,388	18,575	14,421
Loss on sales of assets	528	640	226
Other operating income	(15,925)	(6,785)	(8,109)
	571,565	491,087	485,536
Operating income (loss)	28,872	10,626	20,521
Other income (expense):
Interest expense	(42,677)	(29,769)	(22,992)
Loss on extinguishment of debt	(1,986)	(17,030)	—
Interest income	1,496	1,444	1,747
Other income (loss)	723	(2,572)	(2,587)
	(42,444)	(47,927)	(23,832)
Loss before income taxes	(13,572)	(37,301)	(3,311)
Income tax expense (benefit)	90	(426)	(141)
Net loss	(13,662)	(36,875)	(3,170)
Less net loss attributable to noncontrolling interest	(6,436)	(3,775)	(2,645)
Net loss attributable to the Parent company	(7,226)	(33,100)	(525)
Less preferred stock dividend requirements	1,360	1,360	1,360
Net loss applicable to common shareholders	$(8,586)	$(34,460)	$(1,885)
Net loss per share applicable to common shareholders:
Basic and diluted	$(0.61)	$(2.61)	$(0.17)
Weighted average number of common shares outstanding
Basic and diluted	14,033	13,192	10,791
See accompanying Notes to Consolidated Financial Statements.

W0ESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	December 31,
	2012	2011	2010
	(In thousands)
Net loss	$(13,662)	$(36,875)	$(3,170)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	2,960	1,647	1,312
Adjustments to accumulated actuarial losses, pension	(9,812)	(15,798)	(3,860)
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	2,572	(288)	(275)
Adjustments to accumulated actuarial gains, postretirement medical benefits	(22,342)	(49,136)	(23,195)
Unrealized and realized gains and losses on available-for-sale securities	(268)	(200)	(439)
Other comprehensive income (loss)	(26,890)	(63,775)	(26,457)
Comprehensive income (loss) attributable to Westmoreland Coal Company	$(40,552)	$(100,650)	$(29,627)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Deficit
Years Ended December 31, 2010, 2011 and 2012

	Preferred Stock		Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2009	160,129	$160	10,345,927	$25,864	$91,432	$(31,223)	$(226,215)	$(1,817)	$(141,799)
Common stock issued as compensation	—	—	337,371	843	3,206	—	—	—	4,049
Common stock options exercised	—	—	2,500	6	2	—	—	—	8
Common stock issued to pension plan assets	—	—	475,000	1,188	3,826	—	—	—	5,014
Net loss	—	—	—	—	—	—	(525)	(2,645)	(3,170)
Other comprehensive loss	—	—	—	—	—	(26,457)	—	—	(26,457)
Balance at December 31, 2010	160,129	160	11,160,798	27,901	98,466	(57,680)	(226,740)	(4,462)	(162,355)
Preferred dividends declared	—	—	—	—	—	—	(21,301)	—	(21,301)
Common stock issued as compensation	—	—	240,118	600	4,121	—	—	—	4,721
Common stock options exercised	—	—	31,200	78	344	—	—	—	422
Conversion of convertible notes and securities	(169)	—	1,879,098	4,698	20,787	—	—	—	25,485
Common stock issued to pension plan assets	—	—	450,000	1,125	3,132	—	—	—	4,257
Issuance of restricted stock	—	—	50,165	125	(562)	—	—	—	(437)
Net loss	—	—	—	—	—	—	(33,100)	(3,775)	(36,875)
Other comprehensive loss	—	—	—	—	—	(63,775)	—	—	(63,775)
Balance at December 31, 2011	159,960	$160	13,811,379	$34,527	$126,288	$(121,455)	$(281,141)	$(8,237)	$(249,858)
Preferred dividends declared	—	—	—	—	—	—	(1,360)	—	(1,360)
Common stock issued as compensation	—	—	323,432	808	5,232	—	—	—	6,040
Issuance of restricted stock	—	—	66,600	167	(668)	—	—	—	(501)
Net loss	—	—	—	—	—	—	(7,226)	(6,436)	(13,662)
Other comprehensive loss	—	—	—	—	—	(26,890)	—	—	(26,890)
Balance at December 31, 2012	159,960	$160	14,201,411	$35,502	$130,852	$(148,345)	$(289,727)	$(14,673)	$(286,231)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(13,662)	$(36,875)	$(3,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	57,145	45,594	44,690
Accretion of asset retirement obligation and receivable	12,189	10,878	11,540
Amortization of intangible assets and liabilities, net	658	657	590
Share-based compensation	6,040	4,721	4,049
Loss on sales of assets	528	640	226
Non-cash interest expense	—	—	1,236
Amortization of deferred financing costs	4,358	2,515	2,304
Loss on extinguishment of debt	1,986	17,030	—
Gain on sales of investment securities	(165)	(150)	(604)
Loss on derivative instruments	—	3,079	3,456
Changes in operating assets and liabilities:
Receivables, net	(12,855)	5,491	(4,728)
Inventories	(2,164)	(2,125)	2,300
Excess of black lung benefit obligation over trust assets	1,791	4,319	1,460
Accounts payable and accrued expenses	17,399	4,128	9,041
Deferred revenue	(8,198)	(9,918)	(7,399)
Accrual for workers’ compensation	(2,096)	1,248	(841)
Asset retirement obligations	(6,943)	(6,510)	(7,783)
Accrual for postretirement medical benefits	6,191	(1,643)	(2,832)
Pension and SERP obligations	2,802	(1,278)	(3,902)
Other assets and liabilities	(7,860)	2,934	(4,280)
Net cash provided by operating activities	57,144	44,735	45,353
Cash flows from investing activities:
Additions to property, plant and equipment	(21,032)	(27,594)	(22,814)
Change in restricted investments and bond collateral and reclamation deposits	(33,892)	(5,986)	(8,545)
Cash payments related to acquisitions	(72,522)	(4,000)	—
Net proceeds from sales of assets	480	687	712
Proceeds from the sale of restricted investments	4,106	3,350	2,307
Receivable from customer for property and equipment purchases	(674)	(96)	(840)
Net cash used in investing activities	(123,534)	(33,639)	(29,180)
Cash flows from financing activities:
Change in book overdrafts	(253)	(724)	(595)
Borrowings from long-term debt, net of debt discount	119,364	142,500	—
Repayments of long-term debt	(44,846)	(73,566)	(20,405)
Borrowings on revolving lines of credit	16,500	87,200	170,900
Repayments on revolving lines of credit	(16,500)	(105,600)	(168,900)
Debt issuance costs and other refinancing costs	(5,688)	(15,019)	(1,925)

Preferred dividends paid	(1,360)	(21,301)	—
Exercise of stock options	—	422	8
Net cash provided by (used in) financing activities	67,217	13,912	(20,917)
Net increase (decrease) in cash and cash equivalents	827	25,008	(4,744)
Cash and cash equivalents, beginning of year	30,783	5,775	10,519
Cash and cash equivalents, end of year	$31,610	$30,783	$5,775
Supplemental disclosures of cash flow information:
Cash paid for interest	$34,380	$21,199	$19,744
Cash received for income taxes	(73)	(250)	(236)
Non-cash transactions:
Accrued purchases of property and equipment	634	570	628
Capital leases and other financing sources	1,828	531	3,748
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Westmoreland Coal Company, or the Company, Westmoreland, WCC, or the Parent, is an energy company. The Company’s current principal activities, all conducted within the United States, are the production and sale of coal from its mines in Montana, Wyoming, North Dakota and Texas; and the ownership of power plants in North Carolina. The Company’s activities are primarily conducted through wholly owned subsidiaries.
The Company's Kemmerer Mine is owned by its subsidiary Westmoreland Kemmerer, Inc., or Kemmerer. The Company’s Absaloka Mine is owned by its wholly owned subsidiary Westmoreland Resources, Inc., or WRI. The right to mine coal at the Absaloka Mine has been subleased to an affiliated entity whose operations the Company controls. The Rosebud, Jewett, Beulah and Savage Mines are owned through the Company’s wholly owned subsidiary Westmoreland Mining LLC, or WML.
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
The Company has determined for all periods presented, it was the primary beneficiary in Absaloka Coal LLC, a VIE, in which it holds less than a 50% ownership. As a result, the Company has consolidated this entity within the coal segment.
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
Change in Estimates
The Company's coal supply contract with Coyote Station, located adjacent to its Beulah Mine, expires in May 2016. On May 3, 2012, Coyote Station informed the Company they were entering into a mine development agreement with another provider and on October 15, 2012, Coyote Station entered into a coal supply agreement with that provider. As a result, Coyote Station will likely not purchase coal from the Beulah Mine after the expiration of its current contract. Based on the uncertainty of securing a new contract, the Company revised various accounting estimates beginning in the fourth quarter of 2011 to reflect the impact on mining operations of the current contract's expiration in 2016. For the past several years, the Beulah Mine has averaged 2.4 million tons of coal sold per year to Coyote Station. The Company is currently considering strategic alternatives for its Beulah Mine, which also provides approximately 0.5 million tons of coal to the Heskett Station power plant on an annual basis. The Company will continue to evaluate the effect of this development and potential strategic alternatives on various employment-related liabilities, which could result in revised accounting estimates related to those liabilities in future periods.
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximate fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.
Trade Receivables
Trade receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Company has determined that no allowance is necessary for trade receivables as of December 31, 2012 and 2011.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Inventories
Inventories, which include materials and supplies as well as raw coal, are stated at the lower of cost or market. Cost is determined using the average cost method. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs.
Exploration and Mine Development
Exploration expenditures are charged to Cost of sales as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves.
At existing surface operations, additional pits may be added to increase production capacity in order to meet customer requirements. These expansions may require significant capital to purchase additional equipment, relocate equipment, build or improve existing haul roads and create the initial pre-production box cut to remove overburden for new pits at existing operations. If these pits operate in a separate and distinct area of the mine, the costs associated with initially uncovering coal for production are capitalized and amortized over the life of the developed pit consistent with coal industry practices. Once production has begun, mining costs are then expensed as incurred.
Where new pits are routinely developed as part of a contiguous mining sequence, the Company expenses such costs as incurred. The development of a contiguous pit typically reflects the planned progression of an existing pit, thus maintaining production levels from the same mining area utilizing the same employee group and equipment.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost and includes long-term spare parts inventory. Expenditures that extend the useful lives of existing plant and equipment or increase productivity of the assets are capitalized. Maintenance and repair costs that do not extend the useful life or increase productivity of the asset are expensed as incurred. Coal reserves are recorded at cost, or at fair value originally in the case of acquired businesses.
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
Financial Instruments
The Company evaluates all of its financial instruments to determine if such instruments are derivatives, derivatives that qualify for the normal purchase normal sale exception or instruments that contain features that qualify them as embedded derivatives. Except for derivatives that qualify for the normal purchase normal sale exception, all derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

eligible for hedge accounting or Accumulated other comprehensive income (loss) if they qualify for cash flow hedge accounting.
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
Fair Value
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a given measurement date. Valuation techniques used must maximize the use of observable inputs and minimize the use of unobservable inputs.
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
The Company’s non-recurring fair value measurements include asset retirement obligations and the purchase price allocations for the fair value of assets and liabilities acquired through business combinations.

The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to reclamation liabilities using level 3 inputs. The significant inputs used to calculate such liabilities includes estimates of costs to be incurred, the Company’s credit adjusted discount rate, inflation rates and estimated dates of reclamation. The asset retirement liability is accreted to its present value each period and the associated mineral rights are depleted using the units-of-production method.

The fair value of assets and liabilities acquired through business combinations is calculated using a discounted-cash flow approach using level 3 inputs. Cash flow estimates require forecasts and assumptions for many years into the future for a variety of factors.
See Notes 2, 4, 7, 9, 10 and 11 for further disclosures related to the Company’s fair value estimates.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Amortization of intangible assets recognized in Cost of sales was $1.7 million in 2012, 2011, and in 2010. Amortization of intangible liabilities recognized in Revenues was $1.0 million in 2012, $1.0 million in 2011, and $1.1 million in 2010.
The estimated aggregate amortization amounts from intangibles assets and liabilities for each of the next five years as of December 31, 2012 are as follows:

Amortization Expense (Revenue)
(In thousands)
2013	$657
2014	10
2015	(798)
2016	(960)
2017	(960)
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
Pneumoconiosis (Black Lung) Benefits
The Company is self-insured for federal and state black lung benefits for former employees and has established an independent trust to pay these benefits. The Company accounts for these benefits on the accrual basis. An independent actuary annually calculates the present value of the accumulated black lung obligation. The underfunded status in 2012 and 2011 of the Company’s obligation is included as Excess of black lung benefit obligation over trust assets in the accompanying consolidated balance sheets. Actuarial gains and losses are recognized in the period in which they arise.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The Company estimates its ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future costs for a third party to perform the required work. These estimates are based on projected pit configurations at the end of mining and are escalated for inflation, and then discounted at a credit-adjusted risk-free rate. The Company records mineral rights associated with the initial recorded liability. Mineral rights are amortized based on the units of production method over the estimated recoverable, proven and probable reserves at the related mine, and the ARO liability is accreted to the projected settlement date. Changes in estimates could occur due to revisions of mine plans, changes in estimated costs, and changes in timing of the performance of reclamation activities.
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
A portion of the capacity payments under the agreements is considered to be an operating lease. The Company is recognizing amounts invoiced under the power sales agreements as revenue on a pro rata basis, based on the weighted average per kilowatt hour capacity payments estimated to be received over the remaining term of the power sales agreements. Under this method of recognizing revenue, $8.3 million and $8.8 million of previously deferred revenue was recognized during 2012 and 2011, respectively.
Other Operating Income (Loss)
Other operating income in the accompanying Consolidated Results of Operations reflects income from sources other than coal or power revenues. Income from the Company’s Indian Coal Tax Credit monetization transaction is recorded as Other operating income. The Company recognizes income as business interruption losses are incurred and reimbursement is virtually assured and has recognized $17.3 million of income, which is included in Other operating income. Insurance proceeds are

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

included in Net cash provided by operating activities.
Share-Based Compensation
Share-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award. These costs are recorded in Cost of Sales and Selling and administrative expenses in the accompanying consolidated results of operations.
Earnings (Loss) per Share
Basic earnings (loss) per share have been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock appreciation rights, restricted stock and warrants. No such items were included in the computation of diluted loss per share for the years ended 2012, 2011 or 2010 because the Company incurred a loss from operations in each of these periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Convertible notes and securities	1,093	1,093	2,943
Restricted stock units, stock options, and SARs	978	634	630
Total shares excluded from diluted shares calculation	2,071	1,727	3,573
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the presentation of 2012, with no effect on previously reported net loss, cash flows or shareholders' deficit. The reclassification affected only noncurrent assets on the balance sheet.
Recently Adopted Accounting Pronouncements
Effective January 1, 2012, the Company adopted an accounting standards update which generally aligns the principles for fair value measurements and the related disclosure requirements under United States Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance requires additional disclosures regarding details about Level 3 fair value measurements, including quantitative information about the significant unobservable inputs used in estimating fair value, a discussion of the sensitivity of the measurement to these inputs and a description of the entity's valuation processes. Disclosures will also be needed concerning any transfers between Level 1 and 2 of the fair value hierarchy (not just significant transfers as previous guidance required) and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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
Effective January 1, 2013, the Company adopted an accounting standards update which requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This accounting standards update is effective for interim and annual reporting periods beginning after December 15, 2012.
Liquidity and Capital Resources
The Parent is a holding company and conducts its operations through subsidiaries. The Parent has significant cash

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

requirements to fund debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the Parent are distributions from principal operating subsidiaries. The cash at ROVA, Kemmerer, and WRI has no restrictions and is immediately available. The cash at WML is available to the Parent through quarterly distributions. The WML credit agreement requires a debt service account and imposes timing and other restrictions on the ability of WML to distribute funds to the Parent. The cash at WRMI is also available to us through dividends and is subject to maintaining a statutory minimum level of capital, which is two hundred fifty thousand dollars.
The Company anticipates that its cash from operations, cash on hand and available borrowing capacity will be sufficient to meet its investing, financing, and working capital requirements for the foreseeable future.
On June 29, 2012, the Company and certain of its subsidiaries entered into a five-year, $20.0 million revolving line of credit permitted under the indenture governing the 10.75% Senior Notes with an expiration date of June 30, 2017. The revolver may support up to $2.0 million of letters of credit, which would reduce the balance available under the revolver. At December 31, 2012, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, WRI, Kemmerer, and ROVA. Pursuant to the Intercreditor Agreement, the holders of the 10.75% Senior Notes now have a subordinate lien on these assets.

2.	ACQUISITION
On December 23, 2011, the Company, through Westmoreland Kemmerer, Inc., entered into a purchase and sale agreement with Chevron Mining Inc., a Missouri corporation (the “Seller”), pursuant to which the Company agreed to purchase from Seller the Kemmerer surface coal mine, associated processing facilities and other related real and personal property assets located in Kemmerer, Wyoming and assumed certain liabilities related to the mine. The Company did not acquire working capital in the acquisition, other than inventory.
On January 31, 2012, the Company closed on the acquisition of the Kemmerer Mine from the Seller. In addition, on January 31, 2012, the Company completed the issuance and sale of $125.0 million aggregate principal amount of 10.75% senior secured notes due 2018 (the “Add-On Notes”) at a price equal to approximately 95.5% of their face value.
The purchase consideration for the Kemmerer Mine was $164.5 million, which included $76.5 million paid in cash, plus the assumption of approximately $88.0 million of liabilities. The net proceeds of the Add-On Notes financed the $76.5 million cash portion of the purchase consideration, $24.7 million of cash bonding obligations for the Kemmerer Mine and paid cash transaction costs for the Kemmerer acquisition and the Add-On Notes. Acquisition-related costs of $1.6 million have been expensed and are included in Selling and administrative costs. Issuance costs related to the Add-On Notes of $5.1 million have been capitalized. The balance of the net proceeds of the Add-On Notes was used to fund working capital requirements necessary to integrate the Kemmerer operations with the Company's operations.
The Kemmerer acquisition has been accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value.
During the second quarter of 2012, the Company revised its preliminary allocation of the purchase price for $2.2 million of deferred revenue. Adjustments to preliminary fair values are assumed to have been made as of the acquisition date. As a result, Revenues and Operating income for the first quarter of 2012 would have been higher and Net loss would have been lower by approximately $1.3 million. The results in the consolidated statements of operations for the year ended December 31, 2012 reflect this adjustment in the first quarter of 2012. The remaining $0.9 million of deferred revenue was recognized as revenue in the second quarter of 2012.
The Company has finalized the purchase price allocation for the Kemmerer acquisition. No significant goodwill or other intangible assets were evident in the acquisition.
A summary of the purchase consideration and allocation of the purchase consideration follow (in millions):

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Provisional as of March 31, 2012	Adjustments	Final as of December 31, 2012
Purchase consideration:
Cash paid	$76.5	$—	$76.5

Fair value of liabilities assumed:
Postretirement medical cost obligations	49.0	0.2	49.2
Asset retirement obligations	15.1	4.3	19.4
Pension obligations	11.8	3.8	15.6
Deferred revenue	—	2.2	2.2
Accrued liabilities	0.9	0.7	1.6
Total fair value of liabilities assumed	76.8	11.2	88.0

Total purchase consideration	$153.3	$11.2	$164.5

Allocation of purchase consideration:

Inventories	$9.5	$0.1	$9.6
Land and mineral rights	40.5	25.0	65.5
Plant and equipment	103.3	(13.9)	89.4

Total	$153.3	$11.2	$164.5
The Kemmerer Mine has generated $151.6 million of revenue and $27.8 million of operating income since the January 31, 2012 acquisition date, and these amounts are included in the Company's consolidated statement of operations for the year ended December 31, 2012.
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

	Year Ended
	December 31, 2012	December 31, 2011
	(In thousands)
Total Revenues
As reported	$600,437	$501,713
Pro forma	$614,550	$645,595

Operating Income
As reported	$28,872	$10,626
Pro forma	$31,146	$13,275

Net income (loss) applicable to common shareholders
As reported	$(8,586)	$(34,460)
Pro forma	$(7,524)	$(46,260)

Net income (loss) per share applicable to common shareholders
As reported	$(0.61)	$(2.61)
Pro forma	$(0.54)	$(3.51)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

3.	INVENTORIES
Inventories consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Coal stockpiles	$989	$309
Coal fuel inventories	3,048	3,755
Materials and supplies	34,954	22,508
Reserve for obsolete inventory	(1,257)	(876)
Total	$37,734	$25,696

4.	RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consist of the following:

	December 31,
	2012	2011
	(In thousands)
Coal Segment:
WML debt reserve account	$13,062	$11,664
Reclamation bond collateral:
Kemmerer Mine	24,702	—
Absaloka Mine	14,507	13,593
Rosebud Mine	12,495	12,264
Beulah Mine	1,270	1,270
Power Segment:
Letter of credit account	5,990	5,983
Corporate Segment:
Postretirement medical benefit bonds	8,593	7,039
Workers’ compensation bonds	6,590	6,492
Total restricted investments and bond collateral	$87,209	$58,305
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at December 31, 2012 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$74,607	$74,607
Time deposits	8,428	8,428
Held-to-maturity securities	3,983	4,339
Available-for-sale securities	191	191
	$87,209	$87,565
In 2012, 2011, and 2010, the Company recorded a gain of $0.2 million, $0.1 million, and $0.1 million, respectively, on the sale of available-for-sale securities held as restricted investments and bond collateral.
Coal Segment
Pursuant to the terms of the Note Purchase Agreement dated June 26, 2008, WML must maintain a debt service reserve account. The debt service reserve account is required to contain funds sufficient to pay the principal, interest, and collateral agent’s fees scheduled to be paid in the following six months. The debt service reserve account was fully funded at

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

December 31, 2012.
As of December 31, 2012, the Company had reclamation bond collateral in place for its Kemmerer, Absaloka, Rosebud and Beulah Mines. Bond collateral is not required at the Jewett Mine as reclamation bonding is the responsibility of its customer. These government-required bonds assure that coal-mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.
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

	December 31,
	2012	2011
	(In thousands)
Amortized cost	$3,983	$4,866
Gross unrealized holding gains	356	413
Gross unrealized holding losses	—	(38)
Fair value	$4,339	$5,241
Maturities of held-to-maturity securities are as follows at December 31, 2012:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$609	$616
Due in five years or less	1,920	2,032
Due after five years to ten years	844	1,017
Due in more than ten years	610	674
	$3,983	$4,339
The cost basis, gross unrealized holding gains and fair value of available-for-sale securities are as follows:

	December 31,
	2012	2011
	(In thousands)
Cost basis	$175	$1,566
Gross unrealized holding gains	16	221
Fair value	$191	$1,787

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

5.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Company’s long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding December 31,
	2012	2011
	(In thousands)
10.75% senior notes due 2018	$252,000	$150,000
WML term debt due 2018	103,500	117,500
Capital lease obligations	13,926	19,529
Other	1,654	2,071
Debt discount	(10,091)	(6,831)
Total debt outstanding	360,989	282,269
Less current portion	(23,791)	(20,795)
Total debt outstanding, less current portion	$337,198	$261,474
The following table presents aggregate contractual debt maturities of all long-term debt:

As of December 31, 2012
(In thousands)
2013	$25,339
2014	23,799
2015	21,751
2016	20,691
2017	22,000
Thereafter	257,500
Total	371,080
Less: debt discount	(10,091)
Total debt	$360,989

Revolving Lines of Credit
2012 Revolving Credit Agreement
On June 29, 2012, the Company and certain of its subsidiaries entered into a five-year, $20.0 million revolving line of credit permitted under the indenture governing the 10.75% Senior Notes with an expiration date of June 30, 2017. The revolver may support up to $2.0 million of letters of credit, which would reduce the balance available under the revolver. At December 31, 2012, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, WRI, Kemmerer, and ROVA. Pursuant to the Intercreditor Agreement, the holders of the 10.75% Senior Notes now have a subordinate lien on these assets. The Company has capitalized debt issuance costs of $0.7 million in 2012 related to the revolver.
Two interest rate options exist under this revolver. The Base Rate option bears interest at the greater of the Federal Funds Rate plus 0.5% or the Prime Rate, as defined in the loan agreement and is payable monthly. The LIBOR Rate option bears interest at the London Interbank Offering Rate, or LIBOR, rate plus 2.25% and is payable monthly. In addition, a commitment fee of 0.75% of the average unused portion of the available revolver is payable monthly.
The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a fixed charge coverage ratio and an EBITDA measure. The fixed charge coverage ratio must meet or exceed a specified minimum. The EBITDA covenant requires a minimum amount of EBITDA to be achieved. We met these covenant requirements as of December 31, 2012.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

2001 Revolving Credit Agreement
At December 31, 2012, WML has the 2001 Revolving Credit Agreement with a borrowing limit of $25.0 million and a maturity date of June 26, 2013. WML has two interest rate options to choose from on this revolver. The Base Rate option bears interest at a base rate plus 0.50% and is payable monthly (3.75% per annum at December 31, 2012). The LIBOR Rate option bears interest at the London Interbank Offering Rate, or LIBOR, rate plus 3.0% (3.53% per annum at December 31, 2012). In addition, a commitment fee of 0.50% of the average unused portion of the available revolver is payable quarterly. At December 31, 2012, the revolver had no outstanding balance and supported a $1.9 million letter of credit. The Company had $23.1 million of borrowing availability under this revolver at December 31, 2012.
The revolver is secured by substantially all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC; the Company’s membership interest in WML; and the stock of WSC, WECO and DWC. WECO, DWC, and WSC have guaranteed WML’s obligations with respect to the Revolver.
10.75% Senior Notes
On February 4, 2011 through a private placement offering, the Company issued $150.0 million of Parent Notes (the “Parent Notes”), which are senior secured notes. The Company’s subsidiary, Westmoreland Partners, was a co-issuer of the notes. The Parent Notes were issued at a 5% discount, mature February 1, 2018, and bear a fixed interest rate of 10.75%, payable semi-annually, in arrears, on February 1 and August 1 of each year, which began August 1, 2011. Proceeds from the Parent Notes were used to retire ROVA's term debt, WRI's term debt and revolving line of credit, and the convertible notes; as well as payment of preferred stock dividend arrearages. As a result of this offering, the Company recorded a $17.0 million loss on extinguishment of debt in the year ended December 31, 2011. The loss included a $9.1 million make-whole payment for ROVA’s debt and $7.9 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs and convertible debt conversion expense.
On January 31, 2012, the Company completed the private placement of $125.0 million of senior secured notes due in 2018 (the “Add-On Notes”), which notes were additional notes issued pursuant to the existing Parent Notes indenture, collectively referred to as the “10.75% Senior Notes”. The Add-On Notes were issued at a 4.5% original issue discount. On June 22, 2012, the Company commenced an exchange offer for the Add-On Notes for an equal principal amount of notes that have been registered under the Securities Act of 1933, which exchange was completed in July, 2012. At this time, all of the outstanding 10.75% Senior Notes are traded under one CUSIP. In 2011, the Company capitalized $0.2 million of debt issuance costs related to the Add-On Notes offering and has capitalized debt issuance costs of $4.9 million in 2012. The Company funded the Kemmerer Mine acquisition through the net proceeds from the Add-On Notes.
The 10.75% Senior Notes mature February 1, 2018, and bear an annual fixed interest rate of 10.75%, payable semi-annually, in arrears, on February 1 and August 1 of each year. The 10.75% Senior Notes are fully and unconditionally guaranteed by ROVA, Westmoreland Kemmerer, Inc. (“Kemmerer”), WRI and their respective subsidiaries (other than Absaloka Coal, LLC) and by certain other subsidiaries. Substantially all of the assets of the Parent, ROVA, Kemmerer and WRI constitute collateral for the 10.75% Senior Notes as to which the holders of these notes have a lien securing the notes. The lien securing the 10.75% Senior Notes is subordinate to the lien securing our revolving credit agreement. Under the indenture governing the 10.75% Senior Notes, the Company is required to offer a portion of its Excess Cash Flow (as defined by the indenture) for each fiscal year to purchase some of these notes at 100% of the principal amount. During the year ended December 31, 2012, the company paid $23.1 million, excluding accrued interest, to repurchase Senior Notes with a principal amount of $23.0 million. This repurchase reduced Excess Cash Flow, which eliminated the requirement related to Excess Cash Flow for fiscal year 2012. The Company recognized losses of $2.0 million on these repurchases, which were recorded as losses on extinguishment of debt. The losses on the repurchases were measured based on the carrying value of the repurchased portion of the Senior Notes, which included a portion of the unamortized debt issue costs and the debt discount on the dates of repurchase.
The indenture governing the 10.75% Senior Notes contains, among other provisions, events of default and various affirmative and negative covenants. As of December 31, 2012, the Company was in compliance with all covenants for these notes.
WML Term Debt
The term debt bears interest at 8.02% per annum, payable quarterly. The principal payments required for the term debt are as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

(In millions)
2013	$18.0
2014	18.0
2015	20.0
2016	20.0
2017	22.0
Thereafter	5.5
The term debt is payable in full on March 31, 2018. The term debt is secured by substantially all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC; the Company’s membership interest in WML; and the stock of WSC, WECO and DWC. WECO, DWC, and WSC have guaranteed WML’s obligations with respect to the term debt. The credit agreement requires a debt service account and imposes timing and other restrictions on the ability of WML to distribute funds to the Parent.
WML’s credit agreement contains various affirmative and negative covenants. Operational covenants in the agreements prohibit, among other things, WML from incurring or guaranteeing additional indebtedness, creating liens on its assets, making investments or engaging in asset sales or transactions with affiliates, in each case subject to specified exceptions. Financial covenants in the agreements impose requirements relating to specified debt service coverage and leverage ratios. The debt service coverage ratio must meet or exceed a specified minimum. The leverage ratio covenant requires that WML not permit the ratio of total debt at the end of each quarter to EBITDA (both as defined) for the four quarters then ended to be greater than a specified amount. WML met all of its covenant requirements as of December 31, 2012.
Capital Leases
The Company engages in leasing transactions for equipment utilized in its mining operations. At December 31, 2012 and 2011, the capital leases outstanding had a weighted average interest rate of 7.57% and 7.65%, respectively.
Convertible debt
In February 2011, the outstanding balance of the Company’s convertible notes was eliminated, with $2.5 million paid to retire a portion of the convertible notes and the remainder of the notes being converted into 1,877,946 shares of Company common stock at a conversion price of $8.50 per share.
Westmoreland Resources, Inc.
In February 2011, proceeds from the Parent Notes offering were used to pay off the outstanding balance of WRI’s term debt and revolving line of credit. In addition, WRI’s revolving line of credit was terminated in February 2011.
ROVA
In February 2011, proceeds from the Parent Notes offering were used to repay all of ROVA’s outstanding fixed rate term debt. In addition, ROVA’s revolving line of credit was terminated in February 2011.

6.	POSTRETIREMENT MEDICAL BENEFITS
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
The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	December 31,
	2012	2011
	(In thousands)
Change in benefit obligations:
Net benefit obligation at beginning of year	$258,641	$210,860
Liability acquired	49,241	—
Service cost	3,555	493
Interest cost	12,363	10,510
Plan participant contributions	129	200
Actuarial loss	22,342	49,135
Gross benefits paid	(13,544)	(13,604)
Federal subsidy on benefits paid	1,115	1,047
Net benefit obligation at end of year	333,842	258,641
Change in plan assets:
Employer contributions	13,415	13,404
Plan participant contributions	129	200
Gross benefits paid	(13,544)	(13,604)
Fair value of plan assets at end of year	—	—
Unfunded status at end of year	$(333,842)	$(258,641)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(14,068)	$(13,179)
Noncurrent liabilities	(319,775)	(245,462)
Accumulated other comprehensive loss	77,528	57,758
Net amount recognized	$(256,315)	$(200,883)
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$83,884	$64,656
Prior service credit	(6,356)	(6,991)
Transition obligation	—	93
	$77,528	$57,758
In 2012, the Company’s postretirement medical benefit liabilities increased $75.2 million primarily due to the Kemmerer acquisition and from decreases in discount rates.
The Company has elected to amortize its transition obligations over a 20-year period. Prior service costs and credits and actuarial gains and losses are amortized over the average life expectancy or average future service of the plan’s participants. The following amounts will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 (in millions):

Actuarial loss	$4.6
Prior service credit	0.6
The components of net periodic postretirement medical benefit cost are as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$3,555	$493	$539
Interest cost	12,363	10,510	10,498
Amortization of:
Transition obligation	93	93	93
Prior service credit	(636)	(636)	(636)
Actuarial loss	3,116	255	268
Total net periodic benefit cost	$18,491	$10,715	$10,762
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Former mining operations	$11,314	$9,259	$9,225
Current operations	7,177	1,456	1,537
Total net periodic benefit cost	$18,491	$10,715	$10,762
The costs for the former mining operations are included in Heritage health benefit expenses and the costs for current operations are included as operating expenses.
Assumptions
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31,
	2012	2011
Discount rate	3.60% - 4.15%	4.10%
Measurement date	December 31, 2012	December 31, 2011
The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	December 31,
	2012	2011	2010
Discount rate	4.10%	5.15%	5.71%
Measurement date	December 31, 2011	December 31, 2010	December 31, 2009
The following presents information about the assumed health care trend rate:

	Year Ended December 31,
	2012	2011
Health care cost trend rate assumed for next year	7.00%	7.25%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the trend rate reaches the ultimate trend rate	2021	2021
The effect of a one percent change on the health care cost trend rate used to calculate periodic postretirement medical benefit costs and the related benefit obligation are summarized in the table below:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Postretirement Medical Benefits
	1 % Increase	1 % Decrease
	(In thousands)
Effect on service and interest cost components	$2,992	$(2,340)
Effect on postretirement medical benefit obligation	$45,823	$(38,233)
Cash Flows
The following benefit payments and Medicare D subsidy (which the Company receives as a benefit partially offsetting its prescription drug costs for retirees and their dependents) are expected by the Company:

	Postretirement Medical Benefits	Medicare D Subsidy	Net Postretirement Medical Benefits
	(In thousands)
2013	$15,254	$(1,185)	$14,068
2014	15,826	(1,234)	14,592
2015	16,537	(1,278)	15,259
2016	17,088	(1,321)	15,767
2017	17,587	(1,372)	16,215
Years 2018 - 2022	95,719	(7,561)	88,158
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

2012	$2.3
2011	2.6
2010	3.0
Workers’ Compensation Benefits
The Company was self-insured for workers’ compensation benefits prior to January 1, 1996. Since 1996, the Company has purchased third-party insurance for workers’ compensation claims.
The following table shows the changes in the Company’s workers’ compensation obligation:

	December 31,
	2012	2011
	(In thousands)
Workers’ compensation , beginning of year (including current portion)	$11,626	$10,378
Accretion	204	348
Claims paid	(475)	(585)
Actuarial changes	(1,825)	1,485
Workers’ compensation, end of year	9,530	11,626
Less current portion	(820)	(911)
Workers’ compensation, less current portion	$8,710	$10,715
The discount rates used in determining the workers’ compensation benefit accruals are adjusted annually based on ten-

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

year Treasury bond rates. At December 31, 2012 and 2011, the rates were 2.0%.
Black Lung Benefits
The Company is self-insured for federal and state black lung benefits for former employees and has established an independent trust to pay these benefits.
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
The following table sets forth the funded status of the Company’s black lung obligation:

	December 31,
	2012	2011
	(In thousands)
Actuarial present value of benefit obligation:
Expected claims from terminated employees	$1,139	$1,038
Amounts owed to existing claimants	15,061	15,404
Total present value of benefit obligation	16,200	16,442
Plan assets at fair value, primarily government-backed securities	7,844	9,877
Excess of the black lung benefit obligation over trust assets	$8,356	$6,565
The discount rates used in determining the actuarial present value of the black lung benefit obligation are based on corporate bond yields and are adjusted annually. At December 31, 2012 and 2011, the rates used were 3.25% and 3.90%, respectively.
Plan Assets
The fair value of the Company’s Black Lung trust assets by asset category is as follows:

	Year Ended December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
U.S. treasury securities	$7,548	$—	$7,548
Mortgage-backed securities	269	—	269
Cash and cash equivalents	27	27	—
	$7,844	$27	$7,817

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Year Ended December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
U.S. treasury securities	$8,885	$—	$8,885
Mortgage-backed securities	555	—	555
Cash and cash equivalents	437	437	—
	$9,877	$437	$9,440
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
Defined Benefit Pension Plans
The Company provides defined benefit pension plans to qualified full-time employees pursuant to collective bargaining agreements. Benefits are generally based on years of service and the employee’s average annual compensation for the highest five continuous years of employment as specified in the plan agreement. The Company’s funding policy is to contribute annually the minimum amount prescribed, as specified by applicable regulations or loan covenants. The Company may make additional discretionary contributions. In 2009, the Company froze its pension plan for non-represented employees.
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
The following table provides a reconciliation of the changes in the benefit obligations of the plans and the fair value of assets of the qualified plans and the amounts recognized in the Company’s financial statements for both the defined benefit pension and SERP plans:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Defined Benefit Pension December 31,		SERP December 31,
	2012	2011	2012	2011
	(In thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$100,582	$85,447	$4,511	$3,252
Liability acquired	57,307	—	—	—
Service cost	2,139	784	—	—
Interest cost	6,330	4,568	172	215
Actuarial loss	13,121	14,117	(48)	1,438
Benefits paid	(7,190)	(4,334)	(394)	(394)
Net benefit obligation at end of year	172,289	100,582	4,241	4,511
Change in plan assets:
Fair value of plan assets at the beginning of year	75,710	67,933	—	—
Assets acquired	41,704	—	—	—
Actual return on plan assets	11,502	4,658	—	—
Employer contributions	161	7,453	394	394
Benefits paid	(7,190)	(4,334)	(394)	(394)
Fair value of plan assets at end of year	121,887	75,710	—	—
Funded status at end of year	$(50,402)	$(24,872)	$(4,241)	$(4,511)
Amounts recognized in the accompanying balance sheet consist of:
Current liability	$—	$—	$(390)	$(391)
Noncurrent liability	(50,401)	(24,872)	(3,850)	(4,120)
Accumulated other comprehensive loss	43,037	36,044	1,679	1,822
Net amount recognized at end of year	$(7,364)	$11,172	$(2,561)	$(2,689)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$43,037	$36,044	$1,679	$1,822
	$43,037	$36,044	$1,679	$1,822
The accumulated benefit obligation for all plans was $176.5 million and $105.1 million at December 31, 2012 and 2011, respectively. The Company’s pension and SERP liabilities increased $25.3 million in 2012 primarily due to the Kemmerer acquisition and from decreases in discount rates.
Prior service costs and actuarial gains and losses are amortized over the expected future period of service of the plan’s participants. The following amounts will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 (in millions):

	Pension	SERP
Net actuarial loss	3.3	0.1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The components of net periodic benefit cost are as follows:

	Defined Benefit Pension Years Ended December 31,			SERP Years Ended December 31,
	2012	2011	2010	2012	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$2,139	$784	$610	$—	$—	$—
Interest cost	6,330	4,568	4,490	172	215	183
Expected return on plan assets	(8,241)	(5,218)	(4,393)	—	—	—
Curtailment loss	—	—	—	—	—	—
Amortization of:
Prior service cost	—	—	—	—	5	10
Actuarial loss	2,867	1,578	1,282	95	64	20
Total net periodic pension cost	$3,095	$1,712	$1,989	$267	$284	$213
These costs are included in the accompanying statement of operations in Cost of sales and Selling and administrative expenses.
Assumptions
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	Defined Benefit Pension December 31,		SERP December 31,
	2012	2011	2012	2011
Discount rate	3.35% - 3.75%	4.05% - 4.25%	3.75%	4.25%
Measurement date	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.
The following table provides the assumptions used to determine net periodic benefit cost:

	Defined Benefit Pension Years Ended December 31,			SERP Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Discount rate	4.05% - 4.25%	5.15% - 5.40%	5.75%-6.00%	4.25%	5.40%	6.00%
Expected return on plan assets	7.40%	7.40%	7.80%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Measurement date	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2011	December 31, 2010	December 31, 2009
Plan Assets
The Company’s investment goals are to maximize returns subject to specific risk management policies. The Company sets the expected return on plan assets based on historical trends and forecasts provided by its third-party fund managers. Its risk management policies permit investments in mutual funds, and prohibit direct investments in debt and equity securities and derivative financial instruments. The Company invested in its common stock in 2011 and 2010 in order to meet plan funding requirements. The Company addresses diversification by the use of mutual fund investments whose underlying investments are in fixed income and equity securities, both domestic and international. These mutual funds are readily marketable and can be sold to fund benefit payment obligations as they become payable.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The weighted-average target asset allocation of the Company’s pension trusts were as follows at December 31, 2012:

Target Allocation
Asset category
Cash and equivalents	0% - 10%
Equity securities funds	20% - 60%
Debt securities funds	40% - 80%
Other	0% - 10%
The fair value of the Company’s pension plan assets by asset category is as follows:

	Year Ended December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Pooled separate accounts:
Large-cap	$50,589	$—	$50,589	$—
International blend	10,294	—	10,294	—
Fixed income domestic	42,744	—	42,744	—
Stable Value	3,850		3,850
Registered investment companies – growth fund	10,295	10,295	—	—
Limited partnerships and limited liability companies	614	—	—	614
Westmoreland Coal common stock	3,500	3,500	—	—
Cash and cash equivalents	1	1	—	—
	$121,887	$13,796	$107,477	$614

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

`	Year Ended December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Pooled separate accounts:
Large-cap	$21,804	$—	$21,804	$—
Mid-cap	4,458	—	4,458	—
Small-cap	6,149	—	6,149	—
International blend	3,214	—	3,214	—
Short-term bond	1,514	—	1,514	—
Fixed income domestic	28,502	—	28,502	—
Registered investment companies – growth fund	3,347	3,347	—	—
Limited partnerships and limited liability companies	1,050	—	—	1,050
Westmoreland Coal common stock	5,670	5,670	—	—
Cash and cash equivalents	2	2	—	—
	$75,710	$9,019	$65,641	$1,050
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
A summary of changes in the fair value of the Plan’s Level 3 assets is shown below:

	Limited partnerships and limited liability companies
	Year Ended December 31,
	2012	2011
	(In thousands)
Beginning balance	$1,050	$1,359
Unrealized (loss) gain	96	(78)
Settlements, net	(532)	(231)
Ending balance	$614	$1,050
Contributions
Previously, the Company was required by WML loan covenants to ensure that by 8.5 months after the end of the plan year, the value of its pension assets are at least 90% of each of the plan’s year end actuarially determined pension liability.  On June 28, 2012, the loan covenant was amended to lower the requirement to 80%.
The Company contributed $0.2 million in cash to its retirement plans during 2012, in order to achieve the required

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

80% funding status. In 2013, the Company expects to make approximately $3.4 million of pension plan contributions.
Cash Flows
The following benefit payments are expected to be paid from its pension plan assets:

Pension Benefits
(In thousands)
2013	$6,473
2014	7,468
2015	7,859
2016	8,342
2017	9,084
Years 2018 - 2022	49,602
The benefits expected to be paid are based on the same assumptions used to measure the Company’s pension benefit obligation at December 31, 2012 and include estimated future employee service.
Multi-Employer Pension
The Company contributes to the Central Pension Fund, or the Plan, a multiemployer defined benefit pension plan for its WECO, WRI and WSC entities pursuant to collective bargaining agreements. The Plan’s Employer Identification Number is 36-6052390. These employers contribute to the Plan based on a negotiated rate per hour worked per participating employee. For the Plan’s year-end dates of January 31, 2011 and 2012, no single employer contributed more than 5% of total contributions to the Plan. As of the Plan’s year-end date January 31, 2012, it had a healthy or greater than 80% funding status.
The following table shows required information for each employer contributing to the Central Pension Fund:

	WECO	WRI	WSC
Employer plan number	9313	9243	4990
Minimum contributions per hour worked	$5.75	$5.70	$2.95 - $3.20
Expiration date of collective bargaining agreements	2/28/2019	5/31/2015	4/1/2016
Employer contributions (in millions):
2012	$3.2	$0.5	$0.1
2011	3.2	0.9	0.1
2010	3.5	0.9	0.1
Other Plans
The Company sponsors 401(k) saving plans, which were established to assist eligible employees provide for their future retirement needs. The Company’s expense, representing its contributions of Company stock to the plans, was $2.9 million, $2.7 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

8.	HERITAGE HEALTH BENEFIT EXPENSES
The caption Heritage health benefit expenses used in the consolidated statements of operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Health care benefits	$11,367	$9,507	$9,927
Combined benefit fund payments	2,258	2,617	2,953
Workers’ compensation benefits (credit)	(1,322)	2,132	81
Black lung benefits	1,085	4,319	1,460
Total	$13,388	$18,575	$14,421
The decrease in heritage health benefit expenses was primarily due to favorable claims experience related to black lung and workers' compensation benefits.

9.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLE, AND RECLAMATION DEPOSITS
The asset retirement obligation, contractual third-party reclamation receivable, and reclamation deposits for each of the Company’s mines and ROVA at December 31, 2012 are summarized below:

	Asset Retirement Obligation	Contractual Third-Party Reclamation Receivable	Reclamation Deposits
	(In thousands)
Rosebud	$117,481	$17,481	$72,718
Jewett	76,501	76,501	—
Absaloka	25,813	383	—
Beulah	20,669	—	—
Kemmerer	17,768	—	—
Savage	4,786	—	—
ROVA	829	—	—
Total	$263,847	$94,365	$72,718
Asset Retirement Obligations
Changes in the Company’s asset retirement obligations were as follows:

	Years Ended December 31,
	2012	2011
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$247,478	$241,643
Accretion	21,909	20,156
Liabilities settled	(17,342)	(14,646)
Changes due to amount and timing of reclamation	(7,575)	325
ARO acquired	19,377	—
Asset retirement obligations, end of year	263,847	247,478
Less current portion	(22,238)	(19,765)
Asset retirement obligations, less current portion	$241,609	$227,713
As permittee, the Company or its subsidiaries are responsible for the total amount of final reclamation costs for its

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

mines and ROVA. The financial responsibility for a portion of final reclamation of the mines when they are closed has been transferred by contract to certain customers, while other customers have provided guarantees or funded escrow accounts to cover final reclamation costs. Costs of reclamation of mining pits prior to mine closure are recovered in the price of coal shipped.
As of December 31, 2012, the Company had $316.5 million in surety bonds outstanding to secure reclamation obligations.
Contractual Third-Party Reclamation Receivables
The Company has recognized as an asset $94.4 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.
Reclamation Deposits
The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at December 31, 2012 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$37,558	$37,558
Held-to-maturity securities	19,832	21,013
Time deposits	14,289	14,289
Available-for-sale securities	1,039	1,039
	$72,718	$73,899
In 2011 and 2010, the Company recorded a gain of $0.1 million and $0.6 million, respectively on the sale of available-for-sale securities held as reclamation deposits.
Held-to-Maturity and Available-for-Sale Reclamation Deposits
The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities are as follows:

	Years Ended December 31,
	2012	2011
	(In thousands)
Amortized cost	$19,832	$19,990
Gross unrealized holding gains	1,190	1,401
Gross unrealized holding losses	(9)	(6)
Fair value	$21,013	$21,385
Maturities of held-to-maturity securities are as follows at December 31, 2012:

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$1,999	$2,023
Due in five years or less	10,322	10,796
Due after five years to ten years	4,105	4,400
Due in more than ten years	3,406	3,794
	$19,832	$21,013

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities are as follows:

	December 31,
	2012	2011
	(In thousands)
Cost basis	$1,000	$1,000
Gross unrealized holding gains	39	104
Fair value	$1,039	$1,104

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

10.	DERIVATIVE INSTRUMENTS
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
The effect of derivative instruments not designated as hedging instruments on the accompanying consolidated statements of operations was as follows (in thousands):

	Statement of Operations Location	Income (Expense) Recognized in Earnings on Derivatives
		Year Ended December 31,
Derivative Instruments		2012	2011	2010
Convertible debt -conversion feature	Other income (loss)	—	3,079	(3,486)
Warrant	Other income (loss)	—	—	30

11.	FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the consolidated balance sheet approximate the fair value of these instruments due to the short duration to their maturities. Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates as of December 31, 2012 (Level 3).
The estimated fair value of the Company’s debt with fixed interest rates are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2011	$260,669	$262,535
December 31, 2012	$345,408	$359,753
The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Year Ended December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$191	$—	$—	$191
Available-for-sale investments included in Reclamation deposits	1,039	—	—	1,039
Total assets	$1,230	$—	$—	$1,230

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Year Ended December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$1,787	$—	$—	$1,787
Available-for-sale investments included in Reclamation deposits	1,104	—	—	1,104
Total assets	$2,891	$—	$—	$2,891
The following table summarizes the change in the fair values of the derivative instrument liabilities categorized as Level 3:

	Year Ended December 31,
	2012	2011
	(In thousands)
Beginning balance	$—	$3,588
Change in fair value	—	3,079
Settlements	—	(6,667)
Ending balance	$—	$—

12.	RESTRICTED STOCK UNITS, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (SARs)
As of December 31, 2012, the Company had restricted stock units, stock options, and stock-settled stock appreciation rights, or SARs, outstanding from three stock incentive plans. Two of these plans were terminated in October 2009. The Company grants employees and non-employee directors restricted stock units from the Amended and Restated 2007 Equity Incentive Stock Plan. The Amended and Restated 2007 Equity Incentive Stock Plan provides that non-employee directors will receive equity awards with a value of $70,000 after each annual meeting.
The maximum number of remaining shares that can be issued under the 2007 Incentive Stock Plan is 164,683.
Compensation cost arising from share-based arrangements is shown in the following table:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$3,088	$1,969	$1,058
Contributions of stock to the Company’s 401(k) plan	2,952	2,752	2,991
Total share-based compensation expense	$6,040	$4,721	$4,049
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
In June 2012, the Company granted 453,336 restricted stock units, of which 226,680 units will vest ratably over a three-year period. The remaining 226,656 units are performance based, which will vest and pay out at the end of a three-year period if performance goals are met. The Company’s management believes it is probable that the target performance condition will be met.
A summary of restricted stock award activity for the year ended December 31, 2012 is as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2011	302,033	$12.46
Granted	506,121	$7.57
Vested	(117,159)	$11.31
Forfeited	(10,822)	$12.88
Non-vested at December 31, 2012	680,173	$8.88	$4,101	(1)

(1)	Expected to be recognized over the next three years.
Additional information related to restricted stock units:

Years Ended December 31:	Weighted Average Grant-Date Fair Value	Total Grant- Date Fair Value of Restricted Stock Units that Vested (In thousands)
2012	$7.57	$1,336
2011	$14.99	$1,757
2010	$8.31	$421
Stock Options
Stock options generally vest over three years, expire ten years from the date of grant, and have an option price equal to the market value of the stock on the date of grant.
Information with respect to stock option activity for the year ended December 31, 2012, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2011	220,423	$20.53
Expired	(27,300)	$15.92
Outstanding and exercisable at December 31, 2012	193,123	$21.18	4.5	$—	$—
Additional information related to stock options:

Years Ended December 31:	Intrinsic Value of Stock Options Exercised	Total Grant-Date Fair Value of Stock Options that Vested
	(In thousands)
2012	$—	$—
2011	$86	$538
2010	$17	$121
There were no stock options granted during 2012, 2011 or 2010.
SARs
SARs generally vest over three years, expire ten years from the date of grant, and have a base price equal to the market value of the stock on the date of grant. Upon vesting, the holders may exercise the SARs and receive a number of shares of common stock having a value equal to the appreciation in the value of the common stock between the grant date and the exercise date.
Information with respect to SARs granted and outstanding for the year ended December 31, 2012 is as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	SARs	Weighted Average Base Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2011	111,734	$22.20
Expired	(6,700)	$21.49
Outstanding and exercisable at December 31, 2012	105,034	$22.24	2.7	$—	$—
There were no SARs granted or exercised during 2012, 2011, or 2010.
The total grant-date fair value of SARs that vested was less than $0.1 million in both 2011 and 2010. No SARs vested during 2012.

13.	STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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
Accumulated Other Comprehensive Income (Loss)
The following is a summary of accumulated other comprehensive income (loss):

	Pension and Postretirement Medical Benefits	Available for Sale Securities	Tax Effect of Other Comprehensive Income Gains	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1, 2010	$(6,031)	$964	$(26,156)	$(31,223)
2010 activity	(26,018)	(439)	—	(26,457)
Balance at December 31, 2010	(32,049)	525	(26,156)	(57,680)
2011 activity	(63,575)	(200)	—	(63,775)
Balance at December 31, 2011	(95,624)	325	(26,156)	(121,455)
2012 activity	(26,622)	(268)	—	(26,890)
Balance at December 31, 2012	$(122,246)	$57	$(26,156)	$(148,345)
Pension and postretirement medical benefit adjustments relate to changes in the funded status of various benefit plans. The unrealized gains and losses associated with recognizing the Company’s “available-for-sale” securities at fair value are recorded through Accumulated other comprehensive loss.

14.	INCOME TAX
Income tax expense (benefit) attributable to net loss before income taxes consists of:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$(8)	$(174)	$(10)
State	98	168	(14)
	90	(6)	(24)
Deferred:
Federal	—	—	—
State	—	(420)	(117)
	—	(420)	(117)
Income tax benefit	$90	$(426)	$(141)
Income tax benefit attributable to net loss before income taxes differed from the amounts computed by applying the statutory Federal income tax rate of 34% to pre-tax income as a result of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Computed tax benefit at statutory rate	$(4,615)	$(12,683)	$(1,126)
Increase (decrease) in tax expense resulting from:
Tax depletion in excess of basis	(4,782)	(3,820)	(4,019)
Non-deductible interest expense and convertible debt valuation	—	3,717	2,076
Noncontrolling interest	2,188	1,283	899
State income taxes, net	(3,427)	(4,548)	(1,090)
Change in valuation allowance for net deferred tax assets	8,571	2,923	(3,331)
Medicare Part D subsidy law change	—	—	7,159
Indian Coal Tax Credits	83	(122)	(120)
Federal and state NOL expiration	153	11,226	19
Other, net	1,919	1,598	(608)
Income tax benefit	$90	$(426)	$(141)
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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$84,330	$78,103
State net operating loss carryforwards	28,700	25,209
Alternative minimum tax credit carryforwards	6,973	6,847
Charitable contribution carryforwards	132	156
Indian Coal Tax Credit carryforwards	25,591	25,675
Accruals for the following:
Workers’ compensation	3,592	4,450
Postretirement medical benefit and pension obligations	138,710	101,864
Incentive plans	1,995	1,565
Asset retirement obligations	77,698	70,298
Deferred revenues	22,500	26,053
Gain on sale of partnership interest	—	3,165
Other accruals	9,418	7,292
Total gross deferred assets	399,639	350,677
Less valuation allowance	(293,504)	(274,681)
Net deferred tax assets	106,135	75,996
Deferred tax liabilities:
Property, plant and equipment, differences due to depreciation and amortization	(104,992)	(74,419)
Change in accounting method	—	(177)
Other	(1,143)	(1,400)
Total gross deferred tax liabilities	(106,135)	(75,996)
Net deferred tax asset	$—	$—
As of December 31, 2012, the Company had significant deferred tax assets. The deferred tax assets include federal and state regular net operating losses (NOLs), alternative minimum tax (AMT), credit carryforwards, Indian Coal Tax Credit (ICTC) carryforwards, charitable contribution carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income.
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
The Company has determined that a full valuation allowance is required for all its ICTC carryforward. The ICTC can generally be used to offset AMT liability. The Company does not believe it has sufficient positive evidence of significant magnitude to substantiate that its deferred tax asset for the ICTC carryforward is realizable at a more-likely-than-not level of assurance. As a result, the Company will continue to record a full valuation allowance on its ICTC carryforward.
The Company has determined that since its net deductible temporary differences will not reverse for the foreseeable future, and it is unable to forecast when it will have regular taxable income when they do reverse, a full valuation allowance is required for these deferred tax assets, other than the deferred tax asset relating to the Company’s uncertain tax positions.
As of December 31, 2012, the Company has available Federal net operating loss carryforwards to reduce future regular taxable income, which expire as follows:

Expiration Date	Regular Tax
(In thousands)
2018	28
2019	88,429
2020	32
2021	20
after 2022	160,078
Total	$248,587
As of December 31, 2012, the Company has an estimated $25.6 million in ICTC carryforwards available to offset the Company’s regular tax and AMT liabilities. As of December 31, 2012, the Company also has an estimated $637.0 million in State net operating loss carryforwards to reduce future taxable income. A portion of our deferred tax assets include NOL benefits that if realized would result in an increase to Other paid-in capital.
For the year ended December 31, 2012, Westmoreland had no long-term liability related to uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Balance of unrecognized tax benefits at beginning of year	$—	$2,879
Additions for tax positions related to current year	—	40
Settlements	—	(2,919)
Balance of unrecognized tax benefits at end of year	$—	$—
The Company files tax returns in the U.S. federal jurisdiction and in various U.S. state jurisdictions, and is subject to examination by taxing authorities in all of these jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by various U.S. state taxing authorities. The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s financial position, results of operations or liquidity. It is reasonably possible that the amount of unrecognized tax benefits related to certain of the Company’s tax positions will increase or decrease in the next twelve months as audits or reviews are initiated and settled. At this time, an estimate of the range of a reasonably possible change cannot be made. With few exceptions, the Company is not subject to income tax examinations by U.S. federal or state jurisdictions for fiscal years prior to 2009.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

15.	COMMITMENTS AND CONTINGENCIES
Supply Agreements
Westmoreland Partners, which owns ROVA, has two coal supply agreements with TECO Coal Corporation, or TECO that includes minimum purchase requirements. At the current pricing, Westmoreland Partners is obligated to pay TECO $29.5 million in 2013, $17.6 million for 2014 and $2.9 million for 2015.
Leases
The following shows the gross value and accumulated amortization of property, plant and equipment and mine development assets under capital leases related primarily to the leasing of mining equipment:

	2012	2011
	(In thousands)
Gross value	$34,677	$37,984
Accumulated amortization	15,887	15,436
Future minimum capital and operating lease payments as of December 31, 2012, are as follows:

	Year Ended December 31, 2012
	Capital Leases	Operating Leases
	(In thousands)
2013	$7,721	$6,426
2014	5,727	5,006
2015	1,438	3,278
2016	263	1,274
2017	—	249
Thereafter	—	2
Total minimum lease payments	$15,149	$16,235
Less imputed interest	(1,223)
Present value of minimum capital lease payments	$13,926
Rental expense under operating leases during the years ended December 31, 2012, 2011 and 2010 totaled $9.5 million, $7.7 million and $6.0 million, respectively.
The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $40.1 million, $38.8 million and $41.3 million in the years ended December 31, 2012, 2011 and 2010, respectively.
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
16. BUSINESS SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization, reporting of revenue, and operating income.
The Company’s operations are classified into four reporting segments: coal, power, heritage and corporate. The coal reporting segment includes the aggregated operations of coal mines located in Wyoming, Montana, North Dakota and Texas. The power segment includes its ROVA operations located in North Carolina. The heritage segment costs primarily include benefits the Company provides to former mining operation employees as well as other administrative costs associated with providing those benefits and cost containment efforts. The corporate segment primarily consists of corporate administrative expenses.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Summarized financial information by segment is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
December 31, 2012
Revenues	$519,152	$81,285	$—	$—	$600,437
Operating income (loss)	48,235	8,244	(14,711)	(12,896)	28,872
Depreciation, depletion, and amortization	46,639	10,085	—	421	57,145
Total assets	703,315	189,599	15,508	27,693	936,115
Capital expenditures	18,804	2,070	—	158	21,032
December 31, 2011
Revenues	$414,928	$86,785	$—	$—	$501,713
Operating income (loss)	27,453	12,119	(19,675)	(9,271)	10,626
Depreciation, depletion, and amortization	35,112	10,176	—	306	45,594
Total assets	510,507	194,730	13,769	40,166	759,172
Capital expenditures	24,678	2,119	—	797	27,594
December 31, 2010
Revenues	$418,058	$87,999	$—	$—	$506,057
Operating income (loss)	32,922	11,721	(15,968)	(8,154)	20,521
Depreciation, depletion, and amortization	34,168	10,131	—	391	44,690
Total assets	520,722	207,643	12,283	9,658	750,306
Capital expenditures	20,056	2,207	—	551	22,814
A reconciliation of segment income (loss) from operations to loss before income taxes follows:

	Year Ended
	2012	2011	2010
	(In thousands)
Income (loss) from operations	$28,872	$10,626	$20,521
Loss on extinguishment of debt	(1,986)	(17,030)	—
Interest expense	(42,677)	(29,769)	(22,992)
Interest income	1,496	1,444	1,747
Other income (loss)	723	(2,572)	(2,587)
Loss before income taxes	$(13,572)	$(37,301)	$(3,311)
The Company derives its revenues from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows:

	2012	2011	2010
	(In thousands)
Customer A – coal	$126,982	$120,243	$119,633
Customer B – coal (1)	96,718	—	—
Customer C – coal	81,981	81,353	80,493
Customer D – power	80,109	85,639	86,926
Customer E – coal	66,128	65,224	64,968
Customer F – coal (2)	26,525	52,835	47,286
Percentage of total revenue	80%	81%	79%

(1)	The revenue from Customer B did not exceed 10% in 2011 or 2010.

(2)	The revenue from Customer F did not exceed 10% in 2012 or 2010.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands; except per share data)
2012:
Revenues	$147,236	$132,842	$161,332	$159,027
Operating income (loss)	9,086	(4,262)	15,451	8,597
Net income (loss) applicable to common shareholders	518	(12,423)	7,282	(3,963)
Basic income (loss) per common share	$0.04	$(0.89)	$0.52	$(0.28)
2011:
Revenues	$127,764	$112,140	$132,449	$129,360
Operating income (loss)	7,440	(1,000)	8,571	(4,385)
Net income (loss) applicable to common shareholders	(17,951)	(7,747)	2,389	(11,151)
Basic income (loss) per common share	$(1.45)	$(0.59)	$0.18	$(0.81)
During the second quarter of 2012, the Company revised its preliminary allocation of the Kemmerer Mine purchase price for $2.2 million of deferred revenue. Adjustments to preliminary fair values are assumed to have been made as of the acquisition date. As a result, additional revenue of approximately $1.3 million was subsequently recorded in the first quarter of 2012, compared to what was originally reported in the Form 10-Q for the three months ended March 31, 2012. The information above for the three months ended March 31, 2012 reflects this additional revenue.
18. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION
Pursuant to the indenture governing the 10.75% Senior Notes, certain 100% owned subsidiaries of the Company have fully and unconditionally guaranteed the notes on a joint and several basis.

Guarantees of the Senior Notes will be released under certain circumstances, including:

(1)
in the event of a sale or other disposition of all or substantially all of the assets of such Guarantor Subsidiary, by way of merger, consolidation or otherwise, a sale or other disposition of all of the Equity Interests of such Guarantor Subsidiary then held by the Issuers or any Restricted Subsidiary; provided, that the sale or other disposition does not violate the “Asset Sales” provisions of the Indenture;

(2)	if such Guarantor Subsidiary is designated as an Unrestricted Subsidiary in accordance with the provisions of this Indenture, upon effectiveness of such designation;

(3)	upon Legal Defeasance or Covenant Defeasance (as such terms are defined in the indenture) or upon satisfaction and discharge of the Indenture;

(4)	upon the liquidation or dissolution of such Guarantor Subsidiary, provided no event of default has occurred and is continuing; or

(5)
at such time as such Guarantor Subsidiary is no longer required to be a Guarantor Subsidiary of the Senior Notes as described in the Indenture, provided no event of default has occurred and is continuing.

The following tables present unaudited consolidating financial information for (i) the issuer of the notes (Westmoreland Coal Company), (ii) the co-issuer of the notes (Westmoreland Partners), (iii) the guarantors under the notes, and (iv) the entities that are not guarantors under the notes:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING BALANCE SHEETS
December 31, 2012
(In thousands)

Assets	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$14,836	$4,545	$5,362	$6,867	$—	$31,610
Receivables:
Trade	—	13,018	13,428	33,591	—	60,037
Contractual third-party reclamation receivables	—	—	56	10,151	—	10,207
Intercompany receivable/payable	(8,002)	—	5,667	(30,641)	32,976	—
Other	77	—	16,806	1,182	(14,845)	3,220
	(7,925)	13,018	35,957	14,283	18,131	73,464
Inventories	—	3,047	16,538	18,149	—	37,734
Other current assets	739	298	5,550	9,917	—	16,504
Total current assets	7,650	20,908	63,407	49,216	18,131	159,312
Property, plant and equipment:
Land and mineral rights	—	1,395	91,741	168,605	—	261,741
Plant and equipment	3,198	219,857	215,751	196,914	—	635,720
	3,198	221,252	307,492	365,519	—	897,461
Less accumulated depreciation, depletion and amortization	2,364	61,474	108,151	212,632	—	384,621
Net property, plant and equipment	834	159,778	199,341	152,887	—	512,840
Advanced coal royalties	—	—	500	3,816	—	4,316
Reclamation deposits	—	—	—	72,718	—	72,718
Restricted investments and bond collateral	15,183	5,990	39,208	26,828	—	87,209
Contractual third-party reclamation receivables	—	—	327	83,831	—	84,158
Intangible assets	—	2,923	—	280	—	3,203
Investment in subsidiaries	248,565	—	(792)	3,770	(251,543)	—
Other assets	10,267	—	635	3,457	(2,000)	12,359
Total assets	$282,499	$189,599	$302,626	$396,803	$(235,412)	$936,115

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING BALANCE SHEETS
December 31, 2012
(In thousands)

Liabilities and Shareholders’ Deficit	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current liabilities
Current installments of long-term debt	$(1,548)	$—	$1,939	$23,400	$—	$23,791
Accounts payable and accrued expenses:
Trade	4,707	4,978	15,163	42,085	(14,840)	52,093
Production taxes	—	3	10,014	23,211	—	33,228
Workers’ compensation	820	—	—	—	—	820
Postretirement medical benefits	12,494	—	87	1,487	—	14,068
SERP	390	—	—	—	—	390
Deferred revenue	—	8,788	2,997	1,037	—	12,822
Asset retirement obligations	—	—	3,519	18,719	—	22,238
Other current liabilities	11,312	—	10	144	(4)	11,462
Total current liabilities	28,175	13,769	33,729	110,083	(14,844)	170,912
Long-term debt, less current installments	245,456	—	2,473	91,269	(2,000)	337,198
Workers’ compensation, less current portion	8,710	—	—	—	—	8,710
Excess of black lung benefit obligation over trust assets	8,356	—	—	—	—	8,356
Postretirement medical benefits, less current portion	224,336	—	55,981	39,458	—	319,775
Pension and SERP obligations, less current portion	29,265	289	19,346	5,350	—	54,250
Deferred revenue, less current portion	—	50,239	—	6,652	—	56,891
Asset retirement obligations, less current portion	—	829	40,063	200,717	—	241,609
Intangible liabilities	—	6,625	—	—	—	6,625
Other liabilities	701	—	15,677	1,642	—	18,020
Intercompany receivable/payable	23,731	—	(7,972)	35,787	(51,546)	—
Total liabilities	568,730	71,751	159,297	490,958	(68,390)	1,222,346
Shareholders’ deficit
Preferred stock	160	—	—	—	—	160
Common stock	35,502	5	110	132	(247)	35,502
Other paid-in capital	130,852	52,807	93,456	62,539	(208,802)	130,852
Accumulated other comprehensive loss	(148,345)	(372)	(4,987)	(24,492)	29,851	(148,345)
Accumulated earnings (deficit)	(289,727)	65,408	54,750	(132,334)	12,176	(289,727)
Total Westmoreland Coal Company shareholders’ deficit	(271,558)	117,848	143,329	(94,155)	(167,022)	(271,558)
Noncontrolling interest	(14,673)	—	—	—	—	(14,673)
Total equity (deficit)	(286,231)	117,848	143,329	(94,155)	(167,022)	(286,231)
Total liabilities and shareholders’ deficit	$282,499	$189,599	$302,626	$396,803	$(235,412)	$936,115

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING BALANCE SHEETS
December 31, 2011
(In thousands)

Assets	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$26,141	$6	$143	$4,493	$—	$30,783
Receivables:
Trade	—	12,651	68	33,516	—	46,235
Contractual third-party reclamation receivables	—	—	56	11,203	—	11,259
Intercompany receivable/payable	(20,756)	—	9,657	(22,308)	33,407	—
Other	224	216	9,256	2,212	(8,415)	3,493
	(20,532)	12,867	19,037	24,623	24,992	60,987
Inventories	—	3,756	4,490	17,450	—	25,696
Other current assets	668	179	1,000	3,140	—	4,987
Total current assets	6,277	16,808	24,670	49,706	24,992	122,453
Property, plant and equipment:
Land and mineral rights	—	1,395	29,394	167,412	—	198,201
Plant and equipment	3,249	217,846	117,836	188,196	—	527,127
	3,249	219,241	147,230	355,608	—	725,328
Less accumulated depreciation, depletion and amortization	(2,140)	(51,864)	(88,762)	(185,830)	—	(328,596)
Net property, plant and equipment	1,109	167,377	58,468	169,778	—	396,732
Advanced coal royalties	—	—	—	2,552	—	2,552
Reclamation deposits	—	—	—	71,939	—	71,939
Restricted investments and bond collateral	13,532	5,983	13,592	25,198	—	58,305
Contractual third-party reclamation receivables	—	—	169	87,505	—	87,674
Intangible assets	—	4,563	—	316	—	4,879
Investment in subsidiaries	161,371	—	(792)	3,770	(164,349)	—
Other assets	11,085	—	1,078	2,475	—	14,638
Total assets	$193,374	$194,731	$97,185	$413,239	$(139,357)	$759,172

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING BALANCE SHEETS
December 31, 2011
(In thousands)

Liabilities and Shareholders’ Deficit	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current liabilities
Current installments of long-term debt	$1,125	$—	$2,409	$19,208	$(1,947)	$20,795
Accounts payable and accrued expenses:
Trade	4,286	8,183	4,069	35,377	(6,589)	45,326
Production taxes	—	3	980	24,622	—	25,605
Workers’ compensation	911	—	—	—	—	911
Postretirement medical benefits	11,796	—	—	1,383	—	13,179
SERP	391	—	—	—	—	391
Deferred revenue	—	8,800	—	1,052	—	9,852
Asset retirement obligations	—	—	1,384	18,381	—	19,765
Other current liabilities	6,752	259	1,276	44	(33)	8,298
Total current liabilities	25,261	17,245	10,118	100,067	(8,569)	144,122
Long-term debt, less current installments	143,991	—	3,152	114,331	—	261,474
Workers’ compensation, less current portion	10,715	—	—	—	—	10,715
Excess of black lung benefit obligation over trust assets	6,565	—	—	—	—	6,565
Postretirement medical benefits, less current portion	207,650	—	—	37,812	—	245,462
Pension and SERP obligations, less current portion	25,555	245	—	3,191	—	28,991
Deferred revenue, less current portion	—	58,539	—	7,295	—	65,834
Asset retirement obligations, less current portion	—	770	23,373	203,570	—	227,713
Intangible liabilities	—	7,644	—	—	—	7,644
Other liabilities	976	—	7,901	1,633	—	10,510
Intercompany receivable/payable	22,519	—	(10)	29,202	(51,711)	—
Total liabilities	443,232	84,443	44,534	497,101	(60,280)	1,009,030
Shareholders’ deficit
Preferred stock	160	—	—	—	—	160
Common stock	34,527	5	110	132	(247)	34,527
Other paid-in capital	126,288	52,775	16,373	59,893	(129,041)	126,288
Accumulated other comprehensive loss	(121,455)	(343)	15	(23,168)	23,496	(121,455)
Accumulated earnings (deficit)	(281,141)	57,851	36,153	(120,719)	26,715	(281,141)
Total Westmoreland Coal Company shareholders’ deficit	(241,621)	110,288	52,651	(83,862)	(79,077)	(241,621)
Noncontrolling interest	(8,237)	—	—	—	—	(8,237)
Total equity (deficit)	(249,858)	110,288	52,651	(83,862)	(79,077)	(249,858)
Total liabilities and shareholders’ deficit	$193,374	$194,731	$97,185	$413,239	$(139,357)	$759,172

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2012
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$81,285	$184,506	$366,105	$(31,459)	$600,437
Costs and expenses:
Cost of sales	—	59,299	134,683	303,998	(31,459)	466,521
Depreciation, depletion and amortization	421	10,085	19,571	27,068	—	57,145
Selling and administrative	13,748	3,657	9,993	24,037	(1,527)	49,908
Heritage health benefit expenses	12,406	—	—	982	—	13,388
Loss on sales of assets	13	—	251	264	—	528
Other operating income (loss)	—	—	(17,452)	—	1,527	(15,925)
	26,588	73,041	147,046	356,349	(31,459)	571,565
Operating income (loss)	(26,588)	8,244	37,460	9,756	—	28,872
Other income (expense):
Interest expense	(31,301)	(39)	(378)	(11,039)	80	(42,677)
Loss on extinguishment of debt	(1,986)	—	—	—	—	(1,986)
Interest income	253	15	294	1,014	(80)	1,496
Other income (loss)	190	—	395	138	—	723
	(32,844)	(24)	311	(9,887)	—	(42,444)
Income (loss) before income taxes and income of consolidated subsidiaries	(59,432)	8,220	37,771	(131)	—	(13,572)
Equity in income of subsidiaries	45,762	—	—	—	(45,762)	—
Loss before income taxes	(13,670)	8,220	37,771	(131)	(45,762)	(13,572)
Income tax expense (benefit)	(8)	107	—	4,410	(4,419)	90
Net income (loss)	(13,662)	8,113	37,771	(4,541)	(41,343)	(13,662)
Less net loss attributable to noncontrolling interest	(6,436)	—	—	—	—	(6,436)
Net income (loss) attributable to the Parent company	$(7,226)	$8,113	$37,771	$(4,541)	$(41,343)	$(7,226)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2011
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$86,785	$58,544	$411,908	$(55,524)	$501,713
Costs and expenses:
Cost of sales	—	60,243	49,439	338,629	(55,524)	392,787
Depreciation, depletion and amortization	306	10,175	7,936	27,177	—	45,594
Selling and administrative	10,616	4,059	4,566	21,508	(473)	40,276
Heritage health benefit expenses	17,754	—	—	821	—	18,575
Gain (loss) on sales of assets	3	189	59	389	—	640
Other operating income	—	—	(7,258)	—	473	(6,785)
	28,679	74,666	54,742	388,524	(55,524)	491,087
Operating income (loss)	(28,679)	12,119	3,802	23,384	—	10,626
Other income (expense):
Interest expense	(16,365)	(469)	(657)	(12,370)	92	(29,769)
Loss on extinguishment of debt	(7,873)	(9,073)	(84)	—	—	(17,030)
Interest income	266	14	206	1,050	(92)	1,444
Other income (loss)	(3,014)	—	170	272	—	(2,572)
	(26,986)	(9,528)	(365)	(11,048)	—	(47,927)
Income (loss) before income taxes and income of consolidated subsidiaries	(55,665)	2,591	3,437	12,336	—	(37,301)
Equity in income of subsidiaries	18,508	—	—	—	(18,508)	—
Income (loss) before income taxes	(37,157)	2,591	3,437	12,336	(18,508)	(37,301)
Income tax expense (benefit)	(282)	(2,498)	(26)	7,263	(4,883)	(426)
Net income (loss)	(36,875)	5,089	3,463	5,073	(13,625)	(36,875)
Less net loss attributable to noncontrolling interest	(3,775)	—	—	—	—	(3,775)
Net income (loss) attributable to the Parent company	$(33,100)	$5,089	$3,463	$5,073	$(13,625)	$(33,100)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2010
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$87,999	$52,201	$416,410	$(50,553)	$506,057
Costs and expenses:
Cost of sales	—	61,739	44,943	338,698	(50,553)	394,827
Depreciation, depletion and amortization	391	10,131	7,897	26,271	—	44,690
Selling and administrative	9,292	4,287	4,140	21,905	(143)	39,481
Heritage health benefit expenses	13,732	—	—	689	—	14,421
Gain (loss) on sales of assets	—	122	(5)	109	—	226
Other operating income	—	—	(8,109)	—	—	(8,109)
	23,415	76,279	48,866	387,672	(50,696)	485,536
Operating income (loss)	(23,415)	11,720	3,335	28,738	143	20,521
Other income (expense):
Interest expense	(3,195)	(4,659)	(2,534)	(12,723)	119	(22,992)
Interest income	246	36	141	1,448	(124)	1,747
Other income (loss)	(3,389)	30	48	724	—	(2,587)
	(6,338)	(4,593)	(2,345)	(10,551)	(5)	(23,832)
Loss before income taxes and income of consolidated subsidiaries	(29,753)	7,127	990	18,187	138	(3,311)
Equity in income of subsidiaries	26,268	—	—	—	(26,268)	—
Loss before income taxes	(3,485)	7,127	990	18,187	(26,130)	(3,311)
Income tax expense (benefit)	(315)	368	21	3,945	(4,160)	(141)
Net income (loss)	(3,170)	6,759	969	14,242	(21,970)	(3,170)
Less net loss attributable to noncontrolling interest	(2,645)	—	—	—	—	(2,645)
Net loss attributable to the Parent company	$(525)	$6,759	$969	$14,242	$(21,970)	$(525)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2012
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net income (loss)	$(13,662)	$8,113	$37,771	$(4,541)	$(41,343)	$(13,662)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	2,171	23	—	766	—	2,960
Adjustments to accumulated actuarial losses and transition obligations, pension	(4,594)	(52)	(3,034)	(2,132)	—	(9,812)
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	1,599	—	—	973	—	2,572
Adjustments to accumulated actuarial gains and transition obligations, postretirement medical benefits	(19,508)	—	(1,969)	(865)	—	(22,342)
Tax effect of other comprehensive income gains	—	—	—	—	—	—
Unrealized and realized gains and losses on available-for-sale securities	(204)	—	1	(65)	—	(268)
Other comprehensive income	(20,536)	(29)	(5,002)	(1,323)	—	(26,890)
Comprehensive income (loss) attributable to Westmoreland Coal Company	$(34,198)	$8,084	$32,769	$(5,864)	$(41,343)	$(40,552)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2011
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net income (loss)	$(36,875)	$5,089	$3,463	$5,073	$(13,625)	$(36,875)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	936	9	—	702	—	1,647
Adjustments to accumulated actuarial losses and transition obligations, pension	(15,204)	(150)	—	(444)	—	(15,798)
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	(583)	—	—	295	—	(288)
Adjustments to accumulated actuarial gains and transition obligations, postretirement medical benefits	(39,867)	—	—	(9,269)	—	(49,136)
Unrealized and realized gains and losses on available-for-sale securities	3	—	(103)	(100)	—	(200)
Other comprehensive income	(54,715)	(141)	(103)	(8,816)	—	(63,775)
Comprehensive income (loss) attributable to Westmoreland Coal Company	$(91,590)	$4,948	$3,360	$(3,743)	$(13,625)	$(100,650)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2010
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net income (loss)	$(3,170)	$6,759	$969	$14,242	$(21,970)	$(3,170)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	632	7		673		1,312
Adjustments to accumulated actuarial losses and transition obligations, pension	(2,952)	(45)	—	(863)		(3,860)
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	(637)			362		(275)
Adjustments to accumulated actuarial gains and transition obligations, postretirement medical benefits	(22,728)			(467)		(23,195)
Unrealized and realized gains and losses on available-for-sale securities	55		14	(508)		(439)
Other comprehensive income	(25,630)	(38)	14	(803)	—	(26,457)
Comprehensive income (loss) attributable to Westmoreland Coal Company	$(28,800)	$6,721	$983	$13,439	$(21,970)	$(29,627)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2012
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(13,662)	$8,113	$37,771	$(4,541)	$(41,343)	$(13,662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	45,762	—	—	—	(45,762)	—
Depreciation, depletion, and amortization	421	10,085	19,571	27,068	—	57,145
Accretion of asset retirement obligation and receivable	—	59	4,038	8,092	—	12,189
Amortization of intangible assets and liabilities, net	—	622	—	36	—	658
Share-based compensation	2,716	44	559	2,721	—	6,040
Loss on sale of assets	13	—	251	264	—	528
Amortization of deferred financing costs	2,889	—	847	622	—	4,358
Gain on investments	(190)	—	—	25	—	(165)
Loss on extinguishment of debt	1,986	—	—	—	—	1,986
Changes in operating assets and liabilities:
Receivables, net	147	(151)	(20,910)	102	7,957	(12,855)
Inventories	—	709	(2,389)	(484)	—	(2,164)
Excess of black lung benefit obligation over trust assets	1,791	—	—	—	—	1,791
Accounts payable and accrued expenses	4,981	(3,209)	18,396	5,453	(8,222)	17,399
Deferred revenue	—	(8,312)	772	(658)	—	(8,198)
Accrual for workers’ compensation	(2,096)	—	—	—	—	(2,096)
Asset retirement obligations	—	—	(1,198)	(5,745)	—	(6,943)
Accrual for postretirement medical benefits	(524)	—	4,858	1,857	—	6,191
Pension and SERP obligations	1,286	15	709	792	—	2,802
Other assets and liabilities	(243)	(536)	1,047	(10,128)	2,000	(7,860)
Net cash provided by (used in) operating activities	45,277	7,439	64,322	25,476	(85,370)	57,144
Cash flows from investing activities:
Distributions received from subsidiaries	31,971	—	—	—	(31,971)	—
Additions to property, plant and equipment	(159)	(2,067)	(8,385)	(10,421)	—	(21,032)
Change in restricted investments and bond collateral and reclamation deposits	(3,248)	(7)	(27,504)	(3,133)	—	(33,892)
Cash payments related to acquisitions and other	4,000	—	(76,522)	—	—	(72,522)
Net proceeds from sales of assets	—	—	240	240	—	480

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Proceeds from the sale of investments	1,581	—	1,889	636	—	4,106
Receivable from customer for property and equipment purchases	—	—	—	(674)	—	(674)
Net cash provided by (used in) investing activities	34,145	(2,074)	(110,282)	(13,352)	(31,971)	(123,534)
Cash flows from financing activities:
Change in book overdrafts	—	(259)	6	—	—	(253)
Borrowings from long-term debt	119,364	—	—	—	—	119,364
Repayments of long-term debt	(23,000)	—	(2,494)	(19,352)	—	(44,846)
Borrowings on revolving lines of credit	—	—	—	16,500	—	16,500
Repayments on revolving lines of credit	—	—	—	(16,500)	—	(16,500)
Debt issuance costs and other refinancing costs	(5,666)	—	—	(22)	—	(5,688)
Dividends/distributions	(1,360)	(1,050)	(19,173)	(11,748)	31,971	(1,360)
Transactions with Parent/affiliates	(180,065)	483	72,840	21,372	85,370	—
Net cash provided by (used in) financing activities	(90,727)	(826)	51,179	(9,750)	117,341	67,217
Net increase (decrease) in cash and cash equivalents	(11,305)	4,539	5,219	2,374	—	827
Cash and cash equivalents, beginning of year	26,141	6	143	4,493	—	30,783
Cash and cash equivalents, end of year	$14,836	$4,545	$5,362	$6,867	$—	$31,610

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2011
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(36,875)	$5,089	$3,463	$5,073	$(13,625)	$(36,875)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	18,508	—	—	—	(18,508)	—
Gain (loss) on derivative instruments	3,079	—	—	—	—	3,079
Depreciation, depletion, and amortization	306	10,175	7,936	27,177	—	45,594
Accretion of asset retirement obligation and receivable	—	55	3,034	7,789	—	10,878
Amortization of intangible assets and liabilities, net	—	621	—	36	—	657
Share-based compensation	1,671	32	249	2,769	—	4,721
Loss (gain) on sale of assets	3	189	59	389	—	640
Amortization of deferred financing costs	1,485	(21)	383	668	—	2,515
Gain on investments securities	—	—	(75)	(75)	—	(150)
Loss on extinguishment of debt	7,873	9,073	84	—	—	17,030
Changes in operating assets and liabilities:
Receivables, net	(158)	1,479	(4,343)	2,263	6,250	5,491
Inventories	—	(1,820)	134	(439)	—	(2,125)
Excess of black lung benefit obligation over trust assets	4,319	—	—	—	—	4,319
Accounts payable and accrued expenses	5,849	(1,063)	378	3,103	(4,139)	4,128
Deferred revenue	—	(8,774)	(349)	(795)	—	(9,918)
Accrual for workers’ compensation	1,248	—	—	—	—	1,248
Asset retirement obligations	—	—	(875)	(5,635)	—	(6,510)
Accrual for postretirement medical benefits	(2,878)	—	—	1,235	—	(1,643)
Pension and SERP obligations	(4,320)	(50)	—	3,092	—	(1,278)
Other assets and liabilities	444	(529)	3,839	(392)	(428)	2,934
Net cash provided by (used in) operating activities	554	14,456	13,917	46,258	(30,450)	44,735
Cash flows from investing activities:
Distributions received from subsidiaries	23,400	—	—	—	(23,400)	—
Additions to property, plant and equipment	(797)	(2,119)	(2,569)	(22,109)	—	(27,594)
Change in restricted investments and bond collateral and reclamation deposits	(1,714)	2,581	(3,738)	(3,115)	—	(5,986)
Cash payments related to acquisitions and other	(4,000)	—	—	—	—	(4,000)
Net proceeds from sales of assets	—	—	250	437	—	687

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Proceeds from the sale of investments	—	—	1,075	2,275	—	3,350
Receivable from customer for property and equipment purchases	—	—	—	(96)	—	(96)
Net cash provided by (used in) investing activities	16,889	462	(4,982)	(22,608)	(23,400)	(33,639)
Cash flows from financing activities:
Change in book overdrafts	(146)	259	(694)	(143)	—	(724)
Borrowings from long-term debt	142,500	—	—	—	—	142,500
Repayments of long-term debt	(2,532)	(46,220)	(11,982)	(12,832)	—	(73,566)
Borrowings on revolving lines of credit	—	1,500	12,200	73,500	—	87,200
Repayments on revolving lines of credit	—	(1,500)	(29,100)	(75,000)	—	(105,600)
Debt issuance costs and other refinancing costs	(6,042)	(9,077)	100	—	—	(15,019)
Exercise of stock options	422	—	—	—	—	422
Dividends/distributions	(21,301)	(10,700)	—	(12,700)	23,400	(21,301)
Transactions with Parent/affiliates	(104,474)	49,946	20,684	3,394	30,450	—
Net cash provided by (used in) financing activities	8,427	(15,792)	(8,792)	(23,781)	53,850	13,912
Net increase (decrease) in cash and cash equivalents	25,870	(874)	143	(131)	—	25,008
Cash and cash equivalents, beginning of year	271	880	—	4,624	—	5,775
Cash and cash equivalents, end of year	$26,141	$6	$143	$4,493	$—	$30,783

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2010
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(3,170)	$6,759	$969	$14,242	$(21,970)	$(3,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of subsidiaries	(26,268)	—	—	—	26,268	—
Gain on derivative instruments	3,486	(30)	—	—	—	3,456
Depreciation, depletion, and amortization	391	10,131	7,897	26,271	—	44,690
Accretion of asset retirement obligation and receivable	—	51	3,007	8,482	—	11,540
Amortization of intangible assets and liabilities, net	—	621	—	(31)	—	590
Share-based compensation	4,049	—	—	—	—	4,049
Loss (gain) on sale of assets	—	122	(5)	109	—	226
Amortization of deferred financing costs	1,489	(308)	450	673	—	2,304
Non-cash interest expense	1,236	—	—	—	—	1,236
Gain (loss) on investments securities	(97)	—	—	(507)	—	(604)
Changes in operating assets and liabilities:
Receivables, net	358	(609)	(2,266)	(3,367)	1,156	(4,728)
Inventories	—	635	(208)	1,873	—	2,300
Excess of black lung benefit obligation over trust assets	1,460	—	—	—	—	1,460
Accounts payable and accrued expenses	2,333	884	(863)	8,189	(1,502)	9,041
Deferred revenue	—	(6,010)	(375)	(1,014)	—	(7,399)
Accrual for workers’ compensation	(841)	—	—	—	—	(841)
Asset retirement obligations	—	—	(1,769)	(6,014)	—	(7,783)
Accrual for postretirement medical benefits	(2,813)	—	—	(19)	—	(2,832)
Pension and SERP obligations	(6,828)	—	93	2,833	—	(3,902)
Other assets and liabilities	(923)	(211)	898	(3,986)	(58)	(4,280)
Net cash provided by (used in) operating activities	(26,138)	12,035	7,828	47,734	3,894	45,353
Cash flows from investing activities:
Distributions received from subsidiaries	31,300	—	—	—	(31,300)	—
Additions to property, plant and equipment	(550)	(2,207)	(4,275)	(15,782)	—	(22,814)
Change in restricted investments and bond collateral and reclamation deposits	(1,714)	142	(1,716)	(5,257)	—	(8,545)
Net proceeds from sales of assets	—	1	66	645	—	712
Proceeds from the sale of investments	156	—	—	2,151	—	2,307
Receivable from customer for property and equipment purchases	—	—	—	(840)	—	(840)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Net cash provided by (used in) investing activities	29,192	(2,064)	(5,925)	(19,083)	(31,300)	(29,180)
Cash flows from financing activities:
Change in book overdrafts	(111)	—	57	(541)	—	(595)
Repayments of long-term debt	—	(9,355)	(4,440)	(6,610)	—	(20,405)
Borrowings on revolving lines of credit	—	7,300	91,500	72,100	—	170,900
Repayments on revolving lines of credit	—	(7,300)	(91,000)	(70,600)	—	(168,900)
Debt issuance costs	(1,718)	—	(207)	—	—	(1,925)
Exercise of stock options	8	—	—	—	—	8
Dividends/distributions	—	—	—	(31,300)	31,300	—
Transactions with Parent/affiliates	(1,717)	126	2,187	3,298	(3,894)	—
Net cash provided by (used in) financing activities	(3,538)	(9,229)	(1,903)	(33,653)	27,406	(20,917)
Net increase (decrease) in cash and cash equivalents	(484)	742	—	(5,002)	—	(4,744)
Cash and cash equivalents, beginning of year	755	138	—	9,626	—	10,519
Cash and cash equivalents, end of year	$271	$880	$—	$4,624	$—	$5,775

ITEM 9	— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A	— CONTROLS AND PROCEDURES.

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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations, or COSO, Internal Control — Integrated Framework. Based upon management’s evaluation, the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, concluded that our internal control over financial reporting was effective as of December 31, 2012.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2012.

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

(c)	Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Westmoreland Coal Company
We have audited Westmoreland Coal Company and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Westmoreland Coal Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Westmoreland Coal Company and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westmoreland Coal Company and subsidiaries’ as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2012, our report dated March 12, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
March 12, 2013

(d)	Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, management conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as December 31, 2012 in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 10	— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 will be included under the headings Directors, Executive Officer, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 21, 2013, and such required information is incorporated herein by reference.

ITEM 11	— EXECUTIVE COMPENSATION.
The information required by Item 11 will be included under the headings Corporate Governance, Director Compensation for 2012, Compensation Discussion and Analysis and Executive Compensation for 2012 in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 21, 2013, and such required information is incorporated herein by reference.

ITEM 12	— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 will be included under the headings Beneficial Ownership of Securities and Equity Compensation Plan Information in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 21, 2013, and such required information is incorporated herein by reference.

ITEM 13	— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 will be included under the headings Certain Transactions and Corporate Governance in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 21, 2013, and such required information is incorporated herein by reference.

ITEM 14	— PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 will be included under the heading Auditors in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 21, 2013, and such required information is incorporated herein by reference.

PART IV
ITEM 15 —EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	March 12, 2013	/s/ Keith E. Alessi
Name: Keith E. Alessi
Title: Chief Executive Officer (A Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith E. Alessi	Chief Executive Officer,	March 12, 2013
Keith E. Alessi	(Principal Executive Officer), and Director

/s/ Kevin A. Paprzycki	Chief Financial Officer and Treasurer	March 12, 2013
Kevin A. Paprzycki	(Principal Financial Officer)

/s/ Russell H. Werner	Controller (Principal Accounting Officer)	March 12, 2013
Russell H. Werner

/s/ Michael R. D’Appolonia	Director	March 12, 2013
Michael R. D’Appolonia

/s/ Michael G. Hutchinson	Director	March 12, 2013
Michael G. Hutchinson

/s/ Robert P. King	Director	March 12, 2013
Robert P. King

/s/ Richard M. Klingaman	Director	March 12, 2013
Richard M. Klingaman

/s/ Jan B. Packwood	Director	March 12, 2013
Jan B. Packwood

/s/ Robert C. Scharp	Director	March 12, 2013
Robert C. Scharp

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Westmoreland Resources, Inc.
We have audited the accompanying consolidated balance sheets of Westmoreland Resources, Inc. and subsidiary (the Company) (a wholly owned subsidiary of Westmoreland Coal Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westmoreland Resources, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Denver, Colorado
March 12, 2013

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Balance Sheets
December 31, 2012 and 2011
(In thousands)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,076	$224
Accounts receivable
Trade	3,599	5,314
Other	1,743	2,667
	5,342	7,981
Inventories	4,901	4,490
Other current assets	4,464	1,055
Total current assets	15,783	13,750
Property, plant and equipment, at cost:
Land and mineral rights	27,494	28,894
Plant and equipment	123,343	117,797
	150,837	146,691
Less accumulated depreciation, depletion and amortization	94,799	88,745
Net property, plant and equipment	56,038	57,946
Restricted investments and bond collateral	14,506	13,592
Contractual third-party reclamation receivables	327	169
Receivable from related parties	—	355
Other assets	635	1,078
Total assets	$87,289	$86,890
Liabilities and Shareholder’s Equity
Current liabilities:
Current installments of long-term debt	$1,939	$2,409
Accounts payable	4,671	5,653
Payable to related parties	1,161	—
Accrued expenses	5,185	7,682
Asset retirement obligations	1,412	1,384
Other current liabilities	—	1,275
Total current liabilities	14,368	18,403
Long-term debt, less current installments	2,473	3,153
Asset retirement obligations, less current portion	24,401	23,373
Payable to related party	1,870	8,480
Other liabilities	15,677	7,901
Total liabilities	58,789	61,310
Shareholder’s equity:
Common stock of $1 par value. Authorized 40,000 shares; issued and outstanding 10,000 shares at December 31, 2012 and 2011	10	10
Additional paid-in capital	15,970	15,797
Accumulated other comprehensive income	16	15
Retained earnings	27,177	17,995
Total Westmoreland Resources Inc. shareholder’s equity	43,173	33,817
Noncontrolling interest	(14,673)	(8,237)
Total shareholder’s equity	28,500	25,580
Total liabilities and shareholder’s equity	$87,289	$86,890
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Statements of Operations
Years Ended December 31, 2012, 2011 and 2010
(In thousands, except per share data)

	2012	2011	2010
Revenues	$39,041	$79,831	$74,997
Costs and expenses:
Cost of sales	43,727	76,714	71,614
Depreciation, depletion, and amortization	6,283	7,925	7,886
Selling and administrative	3,780	3,656	3,437
Loss on sale of assets	9	59	19
Other operating income	(17,452)	(7,258)	(8,109)
	36,347	81,096	74,847
Operating income (loss)	2,694	(1,265)	150
Other income (expense):
Interest expense	(382)	(668)	(2,534)
Loss on extinguishment of debt	—	(84)	—
Interest income	226	146	21
Other	208	170	48
	52	(436)	(2,465)
Income (loss) before income taxes	2,746	(1,701)	(2,315)
Income tax expense (benefit)	—	(16)	21
Net income (loss)	2,746	(1,685)	(2,336)
Less: net loss attributable to noncontrolling interests	(6,436)	(3,775)	(2,645)
Net income attributable to Parent company	$9,182	$2,090	$309
Net income per share applicable to Parent company	$918.20	$209.00	$30.90
Weighted average number of common shares outstanding	10	10	10
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Net income (loss)	$2,746	$(1,685)	$(2,336)
Other comprehensive income (loss):
Unrealized and realized gains and losses on available-for-sale securities	1	(105)	14
Comprehensive income (loss) attributable to Westmoreland Resources Inc.	$2,747	$(1,790)	$(2,322)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Statements of Shareholder’s Equity
Years Ended December 31, 2010, 2011 and 2012
(In thousands)

	Common stock	Additional paid-in capital	Advances from (to) Parent	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Shareholder’s Equity
Balance at December 31, 2009	$10	$15,412	$(16,171)	$106	$15,596	$(1,817)	$13,136
Contribution of Westmoreland Coal Company common stock to pension plan on the Company’s behalf	—	93	—	—	—	—	93
Adjustment for utilization of tax losses of Westmoreland Coal Company	—	21	—	—	—	—	21
Advances from (to) Parent	—	—	2,784	—	—	—	2,784
Unrealized gain on available-for-sale securities	—	—	—	14	—	—	14
Net loss	—	—	—	—	309	(2,645)	(2,336)
Balance at December 31, 2010	$10	$15,526	$(13,387)	$120	$15,905	$(4,462)	$13,712
Westmoreland Coal Company common stock issued as compensation	—	183	—	—	—	—	183
Contribution of Westmoreland Coal Company common stock to pension plan on the Company’s behalf	—	104	—	—	—	—	104
Adjustment for utilization of tax losses of Westmoreland Coal Company	—	(16)	—	—	—	—	(16)
Advances from (to) Parent	—	—	13,387	—	—	—	13,387
Unrealized gain on available-for-sale securities	—	—	—	(105)	—	—	(105)
Net loss	—	—	—	—	2,090	(3,775)	(1,685)
Balance at December 31, 2011	$10	$15,797	$—	$15	$17,995	$(8,237)	$25,580
Westmoreland Coal Company common stock issued as compensation	—	173	—	—	—	—	173
Unrealized loss on available-for-sale securities	—	—	—	1	—	—	1
Net income	—	—	—	—	9,182	(6,436)	2,746
Balance at December 31, 2012	$10	$15,970	$—	$16	$27,177	$(14,673)	$28,500
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,746	$(1,685)	$(2,336)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	6,283	7,925	7,886
Accretion of asset retirement obligation and receivable	2,368	3,034	3,007
Share-based compensation	173	183	—
Postretirement medical benefit costs allocated by Parent, net of payments	1	1	1
Pension contributions, net of pension costs allocated by Parent	39	(119)	(175)
Loss on sale of assets	9	59	19
Loss on extinguishment of debt	—	84	—
Amortization of deferred financing costs	443	412	450
Amortization of intangible assets and liabilities, net	—	—	(67)
Utilization of tax losses of Westmoreland Coal Company	—	(16)	21
Change in:
Accounts receivable	2,639	(1,834)	(1,007)
Inventories	(411)	(170)	(534)
Accounts payable	(3,695)	1,117	687
Payable to related parties	1,771	400	(1,219)
Asset retirement obligation	(62)	(954)	(1,814)
Other assets and liabilities	3,092	3,368	1,941
Net cash provided by operating activities	15,396	11,805	6,860
Cash flows from investing activities:
Additions to property, plant and equipment	(4,518)	(2,069)	(4,240)
Increase in restricted investments and bond collateral	(913)	(2,741)	(1,716)
Proceeds from sales of assets	—	250	41
Net cash used in investing activities	(5,431)	(4,560)	(5,915)
Cash flows from financing activities:
Increase in book overdrafts	—	(695)	77
Repayments of long-term debt	(2,503)	(11,976)	(4,440)
Borrowings on revolving line of credit	—	12,200	91,500
Repayments on revolving line of credit	—	(29,100)	(91,000)
Deferred financing costs	—	100	(206)
Change in payable to related party	(6,610)	8,480	—
Advances from (to) Parent	—	13,387	2,784
Net cash used in financing activities	(9,113)	(7,604)	(1,285)
Net increase (decrease) in cash and cash equivalents	852	(359)	(340)
Cash and cash equivalents, beginning of year	224	583	923
Cash and cash equivalents, end of year	$1,076	$224	$583
Supplemental disclosures of cash flow information:
Cash paid for interest	$374	$543	$2,238
Noncash transactions:
Accrued purchases of property and equipment	$342	$126	$51
Capital leases	1,353	117	—

See accompanying Notes to Consolidated Financial Statements

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

1.	Summary of Significant Accounting Policies
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
In various transactions in October 2008, the Company formed a limited liability company, Absaloka Coal LLC, which it owns jointly with a newly formed subsidiary, WRI Partners, Inc., to mine and sell coal from the Absaloka Mine. Absaloka Coal LLC subleases the mineral rights from the Company entitling Absaloka Coal LLC to mine up to 40.0 million tons of coal at the Absaloka Mine through September, 2013. WRI also assigned to Absaloka Coal LLC all of its contracts to sell coal to third parties. The Company sold a 99% interest in Absaloka Coal LLC to a third party but continues to consolidate Absaloka Coal LLC as the Company has effective control over its operations.
The Company’s financial statements reflect substantially all of its costs of doing business. Common expenses incurred by the Parent on behalf of the Company are charged to the Company based on proportional cost allocations. The Company believes the allocations used are reasonable; however, these financial statements may not necessarily be representative of a stand-alone company.
WCC Liquidity
The Company anticipates that its cash from operations, cash on hand and available WCC borrowing capacity will be sufficient to meet its investing, financing, and working capital requirements for the foreseeable future.
On June 29, 2012, WCC and certain of its subsidiaries entered into a five-year, $20.0 million revolving line of credit carved out by the indenture governing the 10.75% Senior Notes with an expiration date of June 30, 2017. The revolver may support up to $2.0 million of letters of credit, which would reduce the balance available under the revolver. At December 31, 2012, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, WRI, Westmoreland Kemmerer, Inc., and Westmoreland Energy, LLC. Pursuant to the Intercreditor Agreement, the holders of the 10.75% Senior Notes now have a second lien position on these assets.
Recent Developments
In November 2011, an explosion and subsequent fire occurred at Unit 3 of Xcel Energy's Sherburne County Generating Station, or Unit 3, which is the Company's largest customer. Xcel indicated that Unit 3 will be offline for an extended period while Xcel investigates the source of the explosion and the extent of the damage. While Sherburne County Generating Station initially indicated a start up date of March 2013, it has informed the Company that the delay will be longer. The Company maintains business interruption insurance coverage and submitted a notice of loss to its insurance carriers. The insurance carriers have accepted liability under the policy for the business interruption claim. The Company recognizes income as business interruption losses are incurred and reimbursement is virtually assured and has recognized $17.3 million of income, which is included in Other operating income, and received $15.6 million of cash proceeds for the year ended December 31, 2012. The Company expects to continue to receive proceeds during 2013.
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

The Company has determined that at December 31, 2012, 2011 and 2010 it was the primary beneficiary in Absaloka

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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Company has determined that no allowance is necessary for accounts receivable as of December 31, 2012 and 2011.
Inventories
Inventories, which include materials and supplies as well as raw coal, are stated at the lower of cost or market. Cost is determined using the average cost method. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs.
Exploration and Mine Development
Exploration expenditures are charged to Cost of sales as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves.
At existing surface operations, additional pits may be added to increase production capacity in order to meet customer requirements. These expansions may require significant capital to purchase additional equipment, relocate equipment, build or improve existing haul roads and create the initial pre-production box cut to remove overburden for new pits at existing operations. If these pits operate in a separate and distinct area of the mine, the costs associated with initially uncovering coal for production are capitalized and amortized over the life of the developed pit consistent with coal industry practices. Once production has begun, mining costs are then expensed as incurred.
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
Fair Value
The Company is required to disclose the fair value of financial instruments. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the balance sheet approximates the fair value of these instruments due to the short duration to maturities. The fair value of the Company’s Level 1 available-for-sale equity securities is generally based on independent third-party market prices.
The Company’s non-recurring fair value measurements include asset retirement obligations. The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to reclamation liabilities using level 3 inputs. The significant inputs used to calculate such liabilities includes estimates of costs to be incurred, the Company’s credit adjusted discount rate, inflation rates and estimated dates of reclamation. The asset retirement liability is accreted to its present value each period.
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
Intangible Assets and Liabilities
Identifiable intangible assets or liabilities acquired in a business combination must be recognized and reported separately from goodwill. Intangible assets result from more favorable market prices than contracted prices in sales and purchase agreements as measured during a business combination. Intangible liabilities result from less favorable market prices than contracted prices in sales and purchase agreements as measured during a business combination. The majority of these

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

intangible assets and liabilities are amortized on a straight-line basis over the respective period of the sales and purchase agreements, while the remainder are amortized on a unit-of-production basis. Amortization of intangible assets and liabilities recognized as an increase in Revenues was $0.1 million in 2010. The Company did not have intangible assets or liabilities as of December 31, 2012 and 2011.
Postretirement Medical Benefits and Pension Plans
The Company, through a plan sponsored by WCC, provides certain medical benefits for retired employees and their dependents. Effective September 1, 2009, WCC eliminated these benefits for non-represented employees and retirees. These benefits are provided through an unfunded self-insured program.
WCC requires the costs of postretirement medical benefits other than pensions to be accrued over the employees’ period of active service. These costs are determined on an actuarial basis and are allocated by the Parent to the Company based on its share of the plan participants. These costs are recorded in Cost of sales with a corresponding decrease in Payable to related party. The Parent’s consolidated balance sheets reflect the unfunded status of these postretirement medical benefit obligations.
The Company also participates in the Parent’s noncontributory defined benefit pension plan, which was frozen effective July 1, 2009. The costs to provide the benefits are accrued over the employees’ period of active service and are determined on an actuarial basis. The Company records an allocation of net periodic retirement benefit costs from the Parent in Cost of sales with a corresponding decrease in Payable to related party. The Parent’s consolidated balance sheets reflect the unfunded status of these defined benefit pension plan obligations.
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
The Company estimates its ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the estimated future costs for a third party to perform the required work. Cost estimates are escalated for inflation, and then discounted at the credit-adjusted risk-free rate. The Company records mineral rights associated with the initial recorded liability. Mineral rights are amortized based on the units-of-production method over the estimated recoverable, proven and probable reserves at the related mine, and the ARO liability is accreted to the projected settlement date. Changes in estimates could occur due to revisions of mine plans, changes in estimated costs, and changes in the timing of the performance of reclamation activities.
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
Other Operating Income
Other operating income in the accompanying Consolidated Statements of Operations reflects income from sources other than coal revenues. Income from the Company’s Indian Coal Tax Credit monetization transaction is recorded as Other operating income.
Share-Based Compensation
Share-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award. This expense relates to WCC common stock attributable to the Company's employees. These costs are recorded in Cost of sales and Selling and administrative expenses.
Earnings (Loss) per Share
Basic earnings (loss) per share have been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the presentation of 2012, with no effect on previously reported net income (loss), cash flows or shareholder's equity. The reclassification affected only noncurrent assets on the balance sheet.
Accounting Pronouncements Adopted
Effective January 1, 2012, the Company adopted an accounting standards update which generally aligns the principles for fair value measurements and the related disclosure requirements under Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance requires additional disclosures regarding details about Level 3 fair value measurements, including quantitative information about the significant unobservable inputs used in estimating fair value, a discussion of the sensitivity of the measurement to these inputs and a description of the entity's valuation processes. Disclosures will also be needed concerning any transfers between Level 1 and 2 of the fair value hierarchy (not just significant transfers as previous guidance required) and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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
Effective January 1, 2013, the Company adopted an accounting standards update which requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This accounting standards update is effective for interim and annual reporting periods beginning after December 15, 2012.

2.	Indian Coal Production Tax Credits (ICTC’s)
In August 2005, the Energy Policy Act of 2005 was enacted. Among other provisions, it contains a tax credit for the production of coal owned by Indian tribes. The tax credit is equal to $2.267 per ton in 2012 and increases annually based on an inflation–adjustment factor. The credit may be used against regular corporate income tax for all years and against alternative minimum taxes for the initial four-year period after the placed in service date of the facility. The Absaloka Mine produces coal that qualifies for this credit. The ICTC's are set to expire in December 2013 unless the relevant provisions of the Internal Revenue Code are extended or renewed by the U.S. Congress.

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
On October 16, 2008, the Company sold its interest in Absaloka Coal LLC to the Investor for consideration consisting of an initial payment of $4.0 million, $34.0 million of fixed principal and interest payments, and contingent payments based on 90% of the credits allocated to the Investor in excess of the fixed payments. Based on current forecasts of the Absaloka Mine’s coal sales, the total consideration to be paid by the Investor to the Company is projected to be approximately $49.0 million through December 31, 2013. The Company expects to share approximately $14.8 million of this consideration with the Crow Tribe as royalties.
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
The Company is the sole manager of Absaloka Coal LLC and has entered into a contract mining agreement with Absaloka Coal LLC under which it receives an amount equal to all of its mining costs plus a fee per ton of coal mined. Westmoreland Coal Sales Company acts as the exclusive sales agent on behalf of Absaloka Coal LLC under a sales agency agreement and receives a fee for its services based on the tons of coal sold.

3.	Inventories
Inventory consisted of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011
Coal	$248	$88
Materials and supplies	4,792	4,451
Reserve for obsolete inventory	(139)	(49)
Total	$4,901	$4,490

4.	Restricted Investments and Bond Collateral
The Company’s restricted investments and bond collateral consisted of the following (in thousands):

	December 31,
	2012	2011
Reclamation bond collateral	$14,506	$13,592
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at December 31, 2012 are as follows (in thousands):

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

	Carrying Value	Fair Value
Cash and cash equivalents	$9,454	$9,454
Held-to-maturity securities	2,424	2,552
Time deposits	2,437	2,437
Available-for-sale securities	191	191
	$14,506	$14,634
Funds in the restricted investment and bond collateral accounts are not available to meet the Company’s operating cash needs. For all of its restricted investments and bond collateral accounts, the Company can select from several investment options for the funds and receives the investment returns on these investments.
As of December 31, 2012, the Company had reclamation bond collateral in place for its active Absaloka Mine. These government-required bonds assure that coal-mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.

a)	Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral
The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Amortized cost	$2,424	$3,380
Gross unrealized holding gains	128	152
Gross unrealized holding losses	—	(38)
Fair value	$2,552	$3,494
Maturities of held-to-maturity securities are as follows at December 31, 2012 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$609	$616
Due in five years or less	1,205	1,261
Due in more than ten years	610	675
	2,424	2,552
The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Cost basis	$175	$175
Gross unrealized holding gains	16	15
Fair value	$191	$190

5.	Capital Leases
The amount outstanding at December 31, 2012 and 2011 under the Company’s capital leases consisted of the following (in thousands):

	Total Debt Outstanding
	2012	2011
Capital lease obligations	$4,412	$5,562
Total debt outstanding	4,412	5,562
Less current portion	(1,939)	(2,409)
Total debt outstanding, less current portion	$2,473	$3,153

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

The following table presents aggregate contractual debt maturities of all long-term debt at December 31, 2012 (in thousands):

As of December 31, 2012
2013	$1,939
2014	1,957
2015	360
2016	156
2017	—
Thereafter	—
$4,412
WRI leases equipment utilized in its operations at the Absaloka Mine. The weighted average interest rate for these capital leases outstanding at December 31, 2012 and 2011 was 6.61% and 6.74%, respectively.

6.	Postretirement Medical Benefits
The Company participates in a postretirement medical benefit plan sponsored by the Parent. The plan provided medical benefits for retired employees and their dependents. Effective September 1, 2009, WCC eliminated these benefits for non-represented employees and retirees.
The Company records an allocation of the net periodic postretirement medical benefit cost from the Parent as a component of Cost of sales with a corresponding decrease in Payable to related party. In 2012 and 2011, the Company did not make medical benefit payments for its retirees who participate in the Parent’s postretirement medical benefit plan. The Company recorded postretirement medical benefit costs of less than $0.1 million in both 2012 and 2011. The benefit obligation attributable to the plan participants that are employees or retirees of the Company was less than $0.1 million at December 31, 2012 and 2011.

7.	Pension Plan
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
The Company records an allocation of the net periodic pension benefit cost from the Parent as Cost of sales with a corresponding decrease in Payable to related party. The Company allocated less than $0.1 million in net periodic pension benefit cost in both 2012 and 2011. In 2011, the Company contributed $0.1 million for its allocated share of contributions to the pension plan sponsored by the Parent. The Company did not make any contributions in 2012. The accumulated pension benefit obligation attributable to the plan participants that are employees or retirees of the Company was $2.4 million and $2.2 million at December 31, 2012 and December 31, 2011, respectively. This obligation is funded with $1.7 million and $1.6 million of plan assets held by the Parent at December 31, 2012 and 2011, respectively, resulting in a $0.7 million and $0.6 million unfunded liability recorded on the Parent’s consolidated balance sheet at December 31, 2012 and 2011, respectively.
The Company does not expect to contribute to WCC’s pension plan during 2013.

a)	Multi-Employer Pension
The Company contributes to the Central Pension Fund, or the Plan, a multiemployer defined benefit pension plan pursuant to collective bargaining agreements. The Plan’s Employer Identification Number is 36-6052390. The Company contributes to the Plan based on a negotiated rate per hour worked per participating employee. For the Plan’s year-end dates of January 31, 2012 and 2011, no single employer contributed more than 5% of total contributions to the Plan. As of the Plan’s year-end date January 31, 2012, it had a healthy or greater than 80% funding status.
The following table shows the required disclosures for the Central Pension Fund:

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

WRI
Employer plan number	9243
Minimum contributions per hour worked	$5.70
Expiration date of collective bargaining agreements	5/31/2015
Employer contributions (in millions):
2012	$0.5
2011	0.9
2010	0.9

8.	Asset Retirement Obligations and Contractual Third Party Reclamation Receivables

a)	Asset Retirement Obligations
Changes in the Company’s asset retirement obligations during the year ended December 31, 2012 and 2011 were (in thousands):

	2012	2011
Asset retirement obligations – beginning of year	$24,757	$32,338
Accretion	2,394	3,091
Liabilities settled	(73)	(978)
Changes due to amount and timing of reclamation	(1,265)	(9,694)
Asset retirement obligations – end of year	25,813	24,757
Less current portion	(1,412)	(1,384)
Asset retirement obligations – less current portion	$24,401	$23,373
As permittee, the Company is responsible for the total amount. The financial responsibility for a portion of final reclamation of the mine when it is closed has been transferred by contract to one of the Company’s customers.

b)	Contractual Third-Party Reclamation Receivables
The Company has recognized an asset of $0.4 million and $0.2 million at December 31, 2012 and 2011, respectively as a contractual third-party reclamation receivable, representing the present value of the obligation of one of its customers to reimburse the Company for a portion of the asset retirement costs.

9.	Fair Value
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

•
Level 2, defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 inputs at December 31, 2012 and 2011.

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no Level 3 inputs at December 31, 2012 and 2011.

The table below sets forth, by level, the Company’s financial assets that are accounted for at fair value (in thousands):

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$191	$—	$—

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$190	$—	$—

10.	Income Taxes
Income tax expense attributable to net income before income taxes consists of (in thousands):

	2012	2011	2010
Current:
State	$—	$(16)	$21
Income tax expense (benefit)	$—	$(16)	$21
Income tax expense (benefit) attributable to net income before income taxes differed from the amounts computed by applying the statutory federal income tax rate of 34% to pre-tax income as a result of the following (in thousands):

	2012	2011	2010
Computed tax expense (benefit) at statutory rate	$933	$(578)	$(787)
Increase in income tax expense (benefit) resulting from:
Noncontrolling interest	2,188	1,283	899
State income taxes, net of federal tax benefit	—	—	10
State income taxes, return to provision adjustment	—	(10)	5
Prior year permanent items tax adjustments	—	1	41
Change in valuation allowance for net deferred tax assets	(3,008)	(745)	(167)
Domestic production activities deduction	(160)	—	—
Other, net	47	33	20
Actual income tax expense (benefit)	$—	$(16)	$21

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	2012	2011
Deferred tax assets:
Indian coal tax credit carryforward	$15,956	$15,990
Accruals for following:
Asset retirement obligations	7,505	6,647
NOL carryforward	1,391	3,206
Other accruals	316	234
Pension and postretirement medical obligation	269	225
AMT credit carryforward	96	—
Gain on sale of partnership interest	—	2,992
Total gross deferred tax assets	25,533	29,294
Less valuation allowance	(14,296)	(17,461)
Net deferred tax asset	11,237	11,833
Deferred tax liabilities:
Property, plant and equipment, due to differences in basis and depreciation, depletion and amortization	(11,237)	(11,826)
Change in accounting method	—	(7)
Total gross deferred tax liabilities	(11,237)	(11,833)
Net deferred taxes	$—	$—
As of December 31, 2012, the Company has available federal net operating loss carryforwards to reduce future regular taxable income, which expires as follows (in thousands):

Expiration Date	Regular Tax
2030	$2,263
2031	1,368
Total	$3,631
As of December 31, 2012, the Company also has an estimated $3.5 million in state net operating loss carryforwards to reduce future taxable income.

11.	Commitments and contingencies

a)	Leases
The gross value of property, plant, equipment and mine development assets under capital leases was $5.3 million and $4.7 million as of December 31, 2012 and December 31, 2011, respectively, related primarily to the leasing of mining equipment. The accumulated amortization for these items was $1.6 million and $1.5 million at December 31, 2012 and December 31, 2011, respectively.
Future minimum capital and operating lease payments as of December 31, 2012, are as follows (in thousands):

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2012
	Capital Leases	Operating Leases
2013	$2,164	$569
2014	2,039	—
2015	379	—
2016	159	—
2017	—	—
Thereafter	—	—
Total minimum lease payments	$4,741	$569
Less imputed interest	(329)
Present value of minimum capital lease payments	$4,412
Rental expense under operating leases during the year ending December 31, 2012, 2011 and 2010 totaled $1.2 million, $1.2 million and $1.0 million, respectively.
The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $5.0 million, $10.1 million and $9.2 million in 2012, 2011 and 2010, respectively.
The company is subject to litigation in the ordinary course of business. No material litigation exists.

12.	Coal Sales and Major Customers
The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows (in thousands):

	2012	2011	2010
Customer A	$26,525	$52,835	$45,211
Customer B (1)	—	16,911	15,171
Customer C (2)	—	3,150	7,491
	$26,525	$72,896	$67,873
Percentage of total revenue	68%	91%	91%

(1)	The revenue from Customer B did not exceed 10% in 2012

(2)	The revenue from Customer C did not exceed 10% in 2012 or 2011

13.	Related Party Transactions
The Company engages in certain transactions with its Parent and other subsidiaries of the Parent.
During 2012, Westmoreland Risk Management, Inc., or WRMI, a wholly owned subsidiary of WCC, reimbursed the Company $1.5 million related to the explosion and subsequent fire as described in Note 1. In 2011, WRMI reimbursed the Company $0.5 million This reimbursement is included in Other operating income.
During 2010, Western Energy Company, or WECO, a wholly owned subsidiary of WML, sold 0.2 million tons of coal to the Company for approximately $2.1 million. WECO did not sell any coal to the Company during 2012 or 2011.
The Company was allocated audit and tax fees and information technology costs incurred by its Parent. In 2012, 2011 and 2010, these fees were $0.4 million, $0.3 million and $0.4 million, respectively, and are included in Selling and administrative expenses.
Payable to related party primarily represent the Company’s obligations for long-term loans from the Parent and accruals for postretirement medical benefit costs and pension costs allocated by the Parent, net of payments.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Data (unaudited)
Summarized quarterly financial data is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands; except per share data)
2012:
Revenues	$9,355	$7,880	$9,452	$12,354
Operating income (loss)	484	1,601	(739)	1,348
Net income (loss) applicable to Parent company	980	1,914	991	5,297
Basic income (loss) per common share	$98.00	$191.40	$99.10	$529.70
2011:
Revenues	$19,817	$18,489	$22,291	$19,234
Operating income (loss)	566	(709)	566	(1,688)
Net income (loss) applicable to Parent company	837	(112)	1,031	334
Basic income (loss) per common share	$83.70	$(11.20)	$103.10	$33.40

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
The Board of Directors of
Westmoreland Energy LLC
We have audited the accompanying consolidated balance sheets of Westmoreland Energy LLC and subsidiaries (the Company) (a wholly owned subsidiary of Westmoreland Coal Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), member’s equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westmoreland Energy LLC and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Denver, Colorado
March 12, 2013

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Balance Sheets
December 31, 2012 and 2011

	2012	2011
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$4,545	$6
Accounts receivable	13,018	12,867
Inventories	3,047	3,756
Other current assets	298	179
Total current assets	20,908	16,808
Property, plant, and equipment:
Land	1,156	1,156
Capitalized asset retirement cost	239	239
Plant, equipment, and other	219,857	217,846
	221,252	219,241
Less accumulated depreciation and amortization	61,474	51,864
	159,778	167,377
Restricted investments	5,990	5,983
Intangible assets, net of accumulated amortization of $10.7 million at December 31, 2012 and $9.0 million at December 31, 2011	2,923	4,563
Total assets	$189,599	$194,731
Liabilities and Member’s Equity
Current liabilities:
Accounts payable	4,979	8,183
Book overdrafts	—	259
Accrued expenses	3	3
Deferred revenue	8,788	8,800
Total current liabilities	13,770	17,245
Deferred revenue, less current portion	50,239	58,539
Pension	289	245
Asset retirement obligation	829	770
Intangible liabilities, net of accumulated amortization of $6.6 million at December 31, 2012 and $5.6 million at December 31, 2011	6,625	7,644
Total liabilities	71,752	84,443
Member’s equity:
Contributed capital	52,810	52,780
Accumulated other comprehensive income	(372)	(343)
Retained earnings	65,409	57,851
Total member’s equity	117,847	110,288
Total liabilities and member’s equity	$189,599	$194,731
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Statements of Operations
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Revenues	$81,285	$86,785	$87,999
Costs and expenses:
Cost of sales	59,299	60,243	61,739
Depreciation	10,085	10,175	10,131
Selling and administrative	3,657	4,059	4,287
Loss on sale of assets	—	189	122
	73,041	74,666	76,279
Operating income	8,244	12,119	11,720
Other income (expense):
Interest expense	(39)	(469)	(4,659)
Loss on extinguishment of debt	—	(9,073)	—
Interest income	15	14	36
Other income	—	—	30
	(24)	(9,528)	(4,593)
Income before income taxes	8,220	2,591	7,127
Income tax expense (benefit)	107	(2,498)	368
Net income	$8,113	$5,089	$6,759
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Statements of Comprehensive Income (Loss)
December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Net income	$8,113	$5,089	$6,759
Other comprehensive income (loss):
Amortization and adjustment of accumulated actuarial gains or losses, pension	(29)	(140)	(39)
Comprehensive income attributable to Westmoreland Energy LLC	$8,084	$4,949	$6,720
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Statements of Member’s Equity
Years Ended December 31, 2010, 2011 and 2012

	Contributed Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Member’s Equity
	(In thousands)
Balance at December 31, 2009	$6	$(164)	$59,299	$59,141
Transactions with Parent/affiliates	—	—	126	126
Contributions of Westmoreland Coal Company common stock to pension plan on the Company’s behalf	29	—	—	29
Amortization and adjustment of accumulated actuarial loss of pension plans	—	(39)	—	(39)
Net loss	—	—	6,759	6,759
Balance at December 31, 2010	$35	$(203)	$66,184	$66,016
Distributions	—	—	(10,700)	(10,700)
Transactions with Parent/affiliates	52,670	—	(2,722)	49,948
Westmoreland Coal Company common stock issued as compensation	32	—	—	32
Contributions of Westmoreland Coal Company common stock to pension plan on the Company’s behalf	43	—	—
Amortization and adjustment of accumulated actuarial loss of pension plans	—	(140)	—
Net income	—	—	5,089	5,089
Balance at December 31, 2011	$52,780	$(343)	$57,851	$110,288
Distributions	—	—	(1,050)	(1,050)
Transactions with Parent/affiliates	(14)	—	495	481
Westmoreland Coal Company common stock issued as compensation	44	—	—	44
Amortization and adjustment of accumulated actuarial loss of pension plans	—	(29)	—	(29)
Net income	—	—	8,113	8,113
Balance at December 31, 2012	$52,810	$(372)	$65,409	$117,847
See accompanying Notes to Consolidated Financial Statements

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$8,113	$5,089	$6,759
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	10,085	10,175	10,131
Accretion of asset retirement obligation	59	55	51
Share-based compensation	44	32	—
Loss on the sale of assets	—	189	122
Amortization of deferred financing costs	—	(21)	(308)
Amortization of intangible assets and liabilities, net	621	621	621
Loss on extinguishment of debt	—	9,073	—
Gain on derivative	—	—	(30)
Change in:
Accounts receivable	(151)	1,479	(609)
Inventories	709	(1,820)	635
Accounts payable and accrued expenses	(3,201)	(1,063)	884
Deferred revenues	(8,312)	(8,774)	(6,010)
Other assets and liabilities	(523)	(579)	(211)
Net cash provided by operating activities	7,444	14,456	12,035
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,070)	(2,119)	(2,207)
Change in restricted investments	(7)	2,581	142
Proceeds from sale of assets	—	—	1
Net cash provided by (used in) investing activities	(2,077)	462	(2,064)
Cash flows from financing activities:
Change in book overdrafts	(259)	259	—
Repayments of long-term debt	—	(46,220)	(9,355)
Borrowings on revolving lines of credit	—	1,500	7,300
Repayments on revolving lines of credit	—	(1,500)	(7,300)
Deferred financing costs and other refinancing costs	—	(9,077)	—
Transactions with Parent/affiliates	481	49,946	126
Distributions	(1,050)	(10,700)	—
Net cash used in financing activities	(828)	(15,792)	(9,229)
Net increase (decrease) in cash and cash equivalents	4,539	(874)	742
Cash and cash equivalents, beginning of year	6	880	138
Cash and cash equivalents, end of year	$4,545	$6	$880
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$39	$1,179	$5,159
Income taxes (refunds)	$—	$(74)	$10
Noncash transactions:
Accrued purchases of property and equipment	$—	$3	$86
See accompanying Notes to Consolidated Financial Statements

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies
Nature of Operations
Westmoreland Energy LLC, or WELLC, or the Company, a wholly owned subsidiary of Westmoreland Coal Company, or WCC, or the Parent, is a special purpose Delaware Limited Liability Company formed on December 4, 2000. Through its subsidiaries, the Company owns and operates two cogeneration facilities also known as Roanoke Valley Power Facility, or ROVA, located in Weldon, North Carolina. The first facility, ROVA I, is a 180 MW facility and the second facility, ROVA II, is a 50 MW facility adjacent to ROVA I. ROVA I and ROVA II operate as exempt wholesale generators as determined by the Federal Energy Regulatory Commission, or FERC. ROVA I commenced commercial operation on May 29, 1994. ROVA II commenced commercial operation on June 1, 1995. The Parent provides management and administrative support to WELLC and its subsidiaries, including legal, environmental, sales, and accounting services.
The Company’s financial statements reflect substantially all of its costs of doing business. Common expenses incurred by the Parent on behalf of the Company are charged to the Company based on proportional cost allocations. The Company believes the allocations used are reasonable; however, these financial statements may not necessarily be representative of a stand-alone company.
WCC’s Liquidity
The Company anticipates that its cash from operations, cash on hand and available WCC borrowing capacity will be sufficient to meet its investing, financing, and working capital requirements for the foreseeable future.
On June 29, 2012, WCC and certain of its subsidiaries entered into a five-year, $20.0 million revolving line of credit carved out by the indenture governing the 10.75% Senior Notes with an expiration date of June 30, 2017. The revolver may support up to $2.0 million of letters of credit, which would reduce the balance available under the revolver. At December 31, 2012, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, Westmoreland Resources, Inc., Westmoreland Kemmerer, Inc., and WELLC. Pursuant to the Intercreditor Agreement, the holders of the 10.75% Senior Notes now have a second lien position on these assets.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Company has determined that no allowance is necessary for accounts receivable as of December 31, 2012 and 2011.

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
Amortization of intangible assets recognized in Cost of sales was $1.6 million in 2012, 2011 and 2010. Amortization of intangible assets and liabilities recognized in Revenues was $1.0 million in 2012, 2011 and 2010.
The estimated aggregate amortization amounts from intangibles assets and liabilities for each of the next five years as of December 31, 2012 are as follows:

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

Amortization Expense (Revenue)
(In thousands)
2013	$621
2014	(26)
2015	(834)
2016	(996)
2017	(996)
Fair Value
The Company is required to disclose the fair value of financial instruments. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the balance sheet approximates the fair value of these instruments due to the short duration to maturities.
The Company’s non-recurring fair value measurements include asset retirement obligations. The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to reclamation liabilities using level 3 inputs. The significant inputs used to calculate such liabilities includes estimates of costs to be incurred, the Company’s credit adjusted discount rate, inflation rates and estimated dates of reclamation.
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
Pension Plan
The Company participates in the Parent’s noncontributory defined benefit pension plan, which was frozen effective July 1, 2009. The costs to provide the benefits are accrued over the employees’ period of active service and are determined on an actuarial basis. The liability recorded for this obligation was $0.3 million and $0.2 million at December 31, 2012 and 2011, respectively.
Deferred Revenue
Deferred revenue is recognized as a portion of the capacity payments under the power sales agreements is considered to be an operating lease. The deferred power revenues are recognized as power is delivered on a pro rata basis, based on the payments estimated to be received and recognized over the remaining term of the power sales agreements.
Asset Retirement Obligation
The Company’s asset retirement obligation (ARO) liabilities primarily consist of estimated costs related to reclaiming land at its facilities in accordance with federal and state reclamation laws.
The Company estimates its ARO liabilities based upon detailed engineering calculations of the amount and timing of the future costs for a third party to perform the required work. Cost estimates are escalated for inflation, and then discounted at the credit-adjusted risk-free rate. The Company records a capitalized asset retirement cost associated with the initial recorded liability. The capitalized asset retirement cost is amortized on a straight-line basis and the ARO liability is accreted to the projected settlement date. Changes in estimates could occur due to revisions of plant operating plans, changes in estimated costs, and changes in timing of the performance of reclamation activities.
Changes in the Company’s asset retirement obligations for the years ended December 31, 2012 and 2011 were as follows:

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

	2012	2011
	(In thousands)
Asset retirement obligation - beginning of period	$770	$715
Accretion	59	55
Asset retirement obligation - end of period	$829	$770
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
The Company files consolidated federal and state tax returns with its Parent. As the Company itself is not a taxable entity, the Parent’s tax expense for its income tax return group included on the Parent’s consolidated income tax return is allocated among the members of that group. This allocation is calculated as if each member were a separate taxpayer. This allocation is reflected by the Company in Income tax expense (benefit) with a corresponding amount in Member’s equity. There is no formal tax sharing agreement with the Parent.
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
A portion of the capacity payments under the agreements is considered to be an operating lease. The Company is recognizing amounts invoiced under the power sales agreements as revenue on a pro rata basis, based on the weighted average per kilowatt hour capacity payments estimated to be received over the remaining term of the power sales agreements. Under this method of recognizing revenue, $8.3 million and $8.8 million of previously deferred revenue was recognized during 2012 and 2011, respectively.
Share-Based Compensation
Share-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award. This expense relates to WCC common stock attributable to the Company's employees. These costs are recorded in Selling and administrative expenses in the accompanying consolidated statements of operations.
Accounting Pronouncements Adopted
Effective January 1, 2012, the Company adopted an accounting standards update which generally aligns the principles for fair value measurements and the related disclosure requirements under United States Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance requires additional disclosures regarding details about Level 3 fair value measurements, including quantitative information about the significant unobservable inputs used in

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

estimating fair value, a discussion of the sensitivity of the measurement to these inputs and a description of the entity's valuation processes. Disclosures will also be needed concerning any transfers between Level 1 and 2 of the fair value hierarchy (not just significant transfers as previous guidance required) and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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
Effective January 1, 2013, the Company adopted an accounting standards update which requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This accounting standards update is effective for interim and annual reporting periods beginning after December 15, 2012.

2.	Restricted Investments

The Company’s restricted investments consist of the following at December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Letter of credit	$5,990	$5,983
Total restricted investments	$5,990	$5,983
All restricted investments at December 31, 2012, consisted of cash and cash equivalents.
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
Warrant
The Company’s warrant expired August 20, 2010 and therefore had no value at December 31, 2012 or 2011. The effect of derivative instruments not designated as hedging instruments on the accompanying Consolidated Statements of Operations was as follows (in thousands):

		Income Recognized in Earnings on Derivatives
	Statement of Operations Location	Year Ended December 31,
Derivative Instruments		2012	2011	2010
Warrant	Other income	$—	$—	$30

4.	Income Taxes
Income tax expense (benefit) consists of:

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$107	$(2,492)	$296
State	—	(6)	72
Income tax expense (benefit)	$107	$(2,498)	$368
Income tax expense attributable to net income before income taxes differed from the amounts computed by applying the statutory federal income tax rate of 34% to pre-tax income as a result of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Computed tax expense (benefit) at statutory rate	$2,795	$907	$2,495
Increase (decrease) in income tax expense resulting from:
State tax, net of federal benefit	—	(4)	47
Prior year permanent items tax return true-up	(5)	(29)	(34)
Adjustments to deferred tax assets attributable to prior years	—	—	38
Change in valuation allowance for net deferred tax assets	(2,664)	(911)	(2,170)
2009 federal refund from NOL carryback	(8)	(2,464)	—
Other, net	(11)	3	(8)
Income tax expense (benefit)	$107	$(2,498)	$368
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Accruals for the following:
Pension and postretirement medical benefit obligation	$111	$97
Deferred revenue	22,757	26,589
Reclamation	266	249
MBO bonus	202	266
NOLs	306	316
Other accruals	70	55
Total gross deferred tax assets:	23,712	27,572
Less valuation allowance	(5,133)	(8,341)
Net deferred tax assets	18,579	19,231
Deferred tax liabilities:
Other	(1,156)	(1,429)
Property, plant, and equipment, principally due to differences in depreciation, depletion, and amortization	(17,423)	(17,802)
Total gross deferred tax liabilities:	(18,579)	(19,231)
Net deferred tax asset	$—	$—
As of December 31, 2012, the Company also has an estimated $6.7 million in State net operating loss carryforwards to reduce future taxable income.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

5.	Commitments and contingencies
Coal Supply Agreement
Westmoreland Partners, which owns ROVA, has two coal supply agreements with contracts expiring in 2014 and 2015. If Westmoreland Partners continues to purchase coal under these contracts at the current volume and pricing, then Westmoreland Partners would be obligated to pay $29.5 million in 2013, $17.6 million for 2014 and $2.9 million for 2015.
The coal supply agreements provide for coal at a price per ton that is significantly less than today’s open market price for Central Appalachia coal. Upon the termination of the coal supply agreements beginning in 2014, the Company will be required to renegotiate its current contract or find a substitute supply of coal at a projected cost per ton far greater than the price it is paying today.
The company is subject to litigation in the ordinary course of business. No material litigation exists.

6.	Power Sales and Major Customers
Substantially all of the Company’s power sales during the years ended December 31, 2012, 2011 and 2010 were made to one customer. ROVA supplies power to Dominion Virginia Power under long-term contracts, which expire in 2019 and 2020. The Company can extend, by mutual consent, the contracts with Dominion Virginia Power for five-year terms at mutually agreeable pricing.

7.	Related-Party Transactions
The Company incurred various costs which were paid to WCC relating to accounting services and are included in Selling and administrative expenses. Fees paid totaled $0.2 million in 2012, $0.3 million in 2011 and 2010.
In addition, WCC allocated $0.2 million in 2012, 2011 and 2010, of audit and tax fees to the Company, which are included in Selling and administrative expenses.

8.	Quarterly Financial Data (unaudited)
Summarized quarterly financial data is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
2012:
Revenues	$20,722	$15,882	$22,534	$22,147
Operating income	2,790	(1,748)	4,023	3,179
Net income (loss)	2,783	(1,756)	4,016	3,070
2011:
Revenues	$23,628	$21,364	$23,626	$18,167
Operating income	2,553	2,450	4,694	2,422
Net income (loss)	(4,875)	2,451	4,665	2,848

WESTMORELAND KEMMERER, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholder of
Westmoreland Kemmerer, Inc.
We have audited the accompanying balance sheet of Westmoreland Kemmerer, Inc. (the Company) (a wholly owned subsidiary of Westmoreland Coal Company) as of December 31, 2012 and the related statements of operations, comprehensive income, shareholder’s equity and cash flows for the eleven months ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westmoreland Kemmerer, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the eleven months ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Denver, Colorado
March 12, 2013

WESTMORELAND KEMMERER, INC
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Balance Sheet

December 31, 2012
(in thousands)
Assets
Current assets:
Cash and cash equivalents	$5,018
Accounts receivable
Trade	13,415
Other	278
13,693
Inventories	11,637
Deferred income taxes	905
Other current assets	1,086
Total current assets	32,339
Property, plant and equipment, at cost:
Land and mineral rights	63,442
Plant and equipment	92,408
155,850
Less accumulated depreciation, depletion and amortization	13,352
Net property, plant and equipment	142,498
Restricted investments and bond collateral	24,702
Deferred income taxes	774
Total assets	$200,313
Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	11,653
Deferred Revenue	2,997
Income taxes	1,679
Payable to related party	1,053
Accrued expenses	9,200
Postretirement medical benefits	87
Asset retirement obligations	2,107
Total current liabilities	28,776
Postretirement medical costs, less current portion	55,981
Pension obligations, less current portion	19,346
Asset retirement obligations, less current portion	15,661
Total liabilities	119,764
Shareholder’s equity:
Common stock of $.01 par value. Authorized, issued and outstanding 100 shares at December 31, 2012	—
Additional paid-in capital	76,777
Accumulated other comprehensive loss	(5,003)
Retained earnings	8,775
Total Westmoreland Kemmerer Inc. shareholder’s equity	80,549
Total liabilities and shareholder’s equity	$200,313
See accompanying Notes to Financial Statements.

WESTMORELAND KEMMERER, INC
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Statement of Operations

Eleven Months Ended December 31, 2012
(In thousands)
Revenues	$151,606
Costs and expenses:
Cost of sales	104,971
Depreciation, depletion, and amortization	13,287
Selling and administrative	5,351
Loss on sale of assets	242
123,851
Operating income	27,755
Other income:
Interest income	4
Other	189
193
Income before income taxes	27,948
Income tax expense	8,916
Net income	$19,032
See accompanying Notes to Financial Statements.

WESTMORELAND KEMMERER, INC
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Statement of Comprehensive Income

Eleven Months Ended December 31, 2012
(In thousands)
Net income	$19,032
Other comprehensive income (loss):
Adjustments to accumulated actuarial losses and transition obligations, pension	(3,034)
Adjustments to accumulated actuarial gains and transition obligations, postretirement medical benefits	(1,969)
Comprehensive income attributable to Westmoreland Kemmerer Inc.	$14,029
See accompanying Notes to Financial Statements.

WESTMORELAND KEMMERER, INC
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Statement of Shareholder’s Equity
Eleven months ended December 31, 2012
(In thousands)

	Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity
	(In thousands)
Balance at January 31, 2012	$76,523	$—	$—	$76,523
Westmoreland Coal Company common stock issued as compensation	254	—	—	254
Transactions with Parent/affiliates	—	—	8,916	8,916
Distributions	—	—	(19,173)	(19,173)
Other comprehensive loss	—	(5,003)	—	(5,003)
Net income	—	—	19,032	19,032
Balance at December 31, 2012	$76,777	$(5,003)	$8,775	$80,549
See accompanying Notes to Financial Statements.

WESTMORELAND KEMMERER, INC
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Statement of Cash Flows

Eleven Months Ended December 31, 2012
(In thousands)
Cash flows from operating activities:
Net income	$19,032
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	13,287
Accretion of asset retirement obligation and receivable	1,670
Share-based compensation	254
Loss on sale of assets	242
Change in:
Accounts receivable	(13,693)
Inventories	(1,978)
Accounts payable	19,334
Payable to related parties	1,053
Deferred revenues	772
Asset retirement obligation	(1,136)
Accrual for postretirement medical benefits	4,858
Pension and SERP obligations	709
Other assets and liabilities	(1,086)
Net cash provided by operating activities	43,318
Cash flows from investing activities:
Additions to property, plant and equipment	(3,562)
Increase in restricted investments and bond collateral	(24,702)
Proceeds from sales of assets	221
Net cash used in investing activities	(28,043)
Cash flows from financing activities:
Transactions with Parent/affiliates	8,916
Distributions	(19,173)
Net cash used in financing activities	(10,257)
Net increase in cash and cash equivalents	5,018
Cash and cash equivalents, beginning of year	—
Cash and cash equivalents, end of year	$5,018
Supplemental disclosures of cash flow information:
Cash paid for interest	$—
Noncash transactions:
Accrued purchases of property and equipment	$—
Capital leases	—
See accompanying Notes to Financial Statements

WESTMORELAND KEMMERER, INC
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies
Nature of Operations
Westmoreland Kemmerer, Inc., or WKI, or the Company, a wholly owned subsidiary of Westmoreland Coal Company, or WCC, or the Parent, owns a surface coal mining operation located in southwestern Wyoming. On January 31, 2012, WCC closed on the acquisition of the Kemmerer Mine. See footnote 2 for additional information on the acquisition. Coal produced from the Kemmerer Mine is sold to electric utilities and various industrial customers based in the north central region of the United States. Westmoreland Coal Company owns and operates the Company. All coal reserves are owned by the Company.
The Company’s financial statements reflect substantially all of its costs of doing business. Common expenses incurred by the Parent on behalf of the Company are charged to the Company based on proportional cost allocations. The Company believes the allocations used are reasonable; however, these financial statements may not necessarily be representative of a stand-alone company.
WCC Liquidity
The Company anticipates that its cash from operations, cash on hand and available WCC borrowing capacity will be sufficient to meet its investing, financing, and working capital requirements for the foreseeable future.
On June 29, 2012, WCC and certain of its subsidiaries entered into a five-year, $20.0 million revolving line of credit carved out by the indenture governing the 10.75% Senior Notes with an expiration date of June 30, 2017. The revolver may support up to $2.0 million of letters of credit, which would reduce the balance available under the revolver. At December 31, 2012, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, Westmoreland Resources, Inc., WKI, and Westmoreland Energy, LLC. Pursuant to the Intercreditor Agreement, the holders of the 10.75% Senior Notes now have a second lien position on these assets.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Company has determined that no allowance is necessary for accounts receivable as of December 31, 2012.
Inventories
Inventories, which include materials and supplies as well as raw coal, are stated at the lower of cost or market. Cost is determined using the average cost method. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs.
Exploration and Mine Development
Exploration expenditures are charged to Cost of sales as incurred, including costs related to drilling and study costs incurred to convert or upgrade mineral resources to reserves.
At existing surface operations, additional pits may be added to increase production capacity in order to meet customer requirements. These expansions may require significant capital to purchase additional equipment, relocate equipment, build or improve existing haul roads and create the initial pre-production box cut to remove overburden for new pits at existing

WESTMORELAND KEMMERER, INC
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

operations. If these pits operate in a separate and distinct area of the mine, the costs associated with initially uncovering coal for production are capitalized and amortized over the life of the developed pit consistent with coal industry practices. Once production has begun, mining costs are then expensed as incurred.
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
Fair Value
The Company is required to disclose the fair value of financial instruments. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the balance sheet approximates the fair value of these instruments due to the short duration to maturities.
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
The Company’s non-recurring fair value measurements include asset retirement obligations. The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to reclamation liabilities using level 3 inputs. The significant inputs used to calculate such liabilities includes estimates of costs to be incurred, the Company’s credit adjusted discount rate, inflation rates and estimated dates of reclamation. The asset retirement liability is accreted to its present value each period.

WESTMORELAND KEMMERER, INC
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
Postretirement Health Care Benefits
The Company accrues the cost to provide the benefits over the employees’ period of active service for postretirement benefits other than pensions. These costs are determined on an actuarial basis. The Company’s balance sheet reflects the unfunded status of postretirement benefit obligations.
Pension Plan
The Company accrues the cost to provide the benefits over the employees’ period of active service for the non-contributory defined benefit pension plan it sponsors. These costs are determined on an actuarial basis. The Company’s balance sheet reflects the unfunded status of the defined benefit pension plan.
Deferred Revenue
Deferred revenues represent a multi-tiered pricing structure on a certain coal sales contract.
Income Taxes
The Company files consolidated federal and state tax returns with its Parent. As the Company itself is not a taxable entity, the Parent’s tax expense for its income tax return group included on the Parent’s consolidated income tax return is allocated among the members of that group. This allocation is calculated as if each member were a separate taxpayer. This allocation is reflected by the Company in Income tax expense (benefit) with the offset in Shareholder's equity. There is no formal tax sharing agreement with the Parent.
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
The Company estimates its ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the estimated future costs for a third party to perform the required work. Cost estimates are escalated for inflation, and then discounted at the credit-adjusted risk-free rate. The Company records mineral rights associated with the initial recorded liability. Mineral rights are amortized based on the units-of-production method over the estimated recoverable, proven and probable reserves at the related mine, and the ARO liability is accreted to the projected settlement date. Changes in estimates could occur due to revisions of mine plans, changes in estimated costs, and changes in the timing of the performance of reclamation activities.

WESTMORELAND KEMMERER, INC
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
Share-Based Compensation
Share-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award. This expense relates to WCC common stock attributable to the Company's employees. These costs are recorded in Cost of sales and Selling and administrative expenses.
Accounting Pronouncements Adopted
Effective January 1, 2012, the Company adopted an accounting standards update which generally aligns the principles for fair value measurements and the related disclosure requirements under United States Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance requires additional disclosures regarding details about Level 3 fair value measurements, including quantitative information about the significant unobservable inputs used in estimating fair value, a discussion of the sensitivity of the measurement to these inputs and a description of the entity's valuation processes. Disclosures will also be needed concerning any transfers between Level 1 and 2 of the fair value hierarchy (not just significant transfers as previous guidance required) and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Effective January 1, 2013, the Company adopted an accounting standards update which requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This accounting standards update is effective for interim and annual reporting periods beginning after December 15, 2012.

2. Acquisition
On December 23, 2011, WCC, through Westmoreland Kemmerer, Inc., entered into a purchase and sale agreement with Chevron Mining Inc., a Missouri corporation (the “Seller”), pursuant to which WCC agreed to purchase from Seller the Kemmerer surface coal mine, associated processing facilities and other related real and personal property assets located in Kemmerer, Wyoming and assumed certain liabilities related to the mine. WCC did not acquire working capital in the acquisition, other than inventory.
On January 31, 2012, WCC closed on the acquisition of the Kemmerer Mine from the Seller. In addition, on January 31, 2012, WCC completed the issuance and sale of $125.0 million aggregate principal amount of 10.75% senior secured notes due 2018 (the “Add-On Notes”) at a price equal to approximately 95.5% of their face value.
The purchase consideration for the Kemmerer Mine was $164.5 million, which included $76.5 million paid in cash, plus the assumption of approximately $88.0 million of liabilities. The net proceeds of the Add-On Notes financed the $76.5 million cash portion of the purchase consideration, $24.7 million of cash bonding obligations for the Kemmerer Mine and paid cash transaction costs for the Kemmerer acquisition and the Add-On Notes. The balance of the net proceeds of the Add-On Notes was used to fund working capital requirements necessary to integrate the Kemmerer operations with WCC's operations.
The Kemmerer acquisition has been accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value.
WCC has finalized the purchase price allocation for the Kemmerer acquisition. No significant goodwill or other intangible assets were evident in the acquisition.
A summary of the purchase consideration and allocation of the purchase consideration follow (in millions):

WESTMORELAND KEMMERER, INC
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

Final as of December 31, 2012
Purchase consideration:
Cash paid	$76.5

Fair value of liabilities assumed:
Postretirement medical cost obligations	49.2
Asset retirement obligations	19.4
Pension obligations	15.6
Deferred revenue	2.2
Accrued liabilities	1.6
Total fair value of liabilities assumed	88.0

Total purchase consideration	$164.5

Allocation of purchase consideration:

Inventories	$9.6
Land and mineral rights	65.5
Plant and equipment	89.4

Total	$164.5

3.	Inventories
Inventory consisted of the following at December 31, 2012 (in thousands):

2012
Coal	$202
Materials and supplies	11,688
Inventories - other	73
Reserve for obsolete inventory	(326)
Total	$11,637

4.	Restricted Investments and Bond Collateral
The Company’s restricted investments and bond collateral consisted of the following (in thousands):

December 31,
2012
Reclamation bond collateral	$24,702
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at December 31, 2012 are as follows (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$24,702	$24,702

WESTMORELAND KEMMERER, INC
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

5.	Postretirement Medical Benefits
The Company provides postretirement medical benefits pursuant to collective bargaining agreements. These benefits are provided through self-insured programs.
The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements:

Eleven Months Ended December 31, 2012
(In thousands)
Change in benefit obligations:
Net benefit obligation at January 31, 2012	$49,241
Service cost	2,834
Interest cost	2,029
Actuarial loss	1,969
Gross benefits paid	(5)
Net benefit obligation at end of year	56,068
Change in plan assets:
Employer contributions	5
Gross benefits paid	(5)
Fair value of plan assets at end of year	—
Unfunded status at end of year	$(56,068)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(87)
Noncurrent liabilities	(55,981)
Accumulated other comprehensive loss	1,969
Net amount recognized	$(54,099)
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$1,969
$1,969
Actuarial gains and losses are amortized over the average future service of the plan’s participants. The following amounts will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 (in millions):

Actuarial loss	$—
The components of net periodic postretirement medical benefit cost are as follows:

Eleven Months Ended December 31, 2012
(In thousands)
Components of net periodic benefit cost:
Service cost	$2,834
Interest cost	2,029
Total net periodic benefit cost	$4,863
These costs are included in the accompanying statement of operations in Cost of sales and Selling and administrative expenses.

WESTMORELAND KEMMERER, INC
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

Assumptions
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

December 31, 2012
Discount rate	4.15%
Measurement date	December 31, 2012
The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

Eleven Months Ended December 31, 2012
Discount rate	4.50%
Measurement date	January 31, 2012
The following presents information about the assumed health care trend rate:

December 31, 2012
Health care cost trend rate assumed for next year	7.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%
Year that the trend rate reaches the ultimate trend rate	2021
The effect of a one percent change on the health care cost trend rate used to calculate periodic postretirement medical benefit costs and the related benefit obligation are summarized in the table below:

	Postretirement Medical Benefits
	1 % Increase	1 % Decrease
	(In thousands)
Effect on service and interest cost components	$1,544	$(1,110)
Effect on postretirement medical benefit obligation	$12,942	$(9,797)
Cash Flows
The following benefit payments and Medicare D subsidy (which the Company receives as a benefit partially offsetting its prescription drug costs for retirees and their dependents) are expected by the Company:

	Postretirement Medical Benefits	Medicare D Subsidy	Net Postretirement Medical Benefits
	(In thousands)
2013	$87	$—	$87
2014	290	(1)	289
2015	553	(2)	551
2016	788	(5)	783
2017	1,057	(16)	1,041
Years 2018 - 2022	10,177	(355)	9,822

WESTMORELAND KEMMERER, INC
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

6.	Pension
Defined Benefit Pension Plans
The Company provides a defined benefit pension plan to qualified full-time employees pursuant to a collective bargaining agreement. Benefits are generally based on years of service and a specific dollar amount per year of service as specified in the plan agreement. The Company’s funding policy is to contribute annually the minimum amount prescribed, as specified by applicable regulations.

Eleven Months Ended December 31, 2012
(In thousands)
Change in benefit obligation:
Net benefit obligation at January 31, 2012	$57,307
Service cost	1,348
Interest cost	2,107
Actuarial loss	3,844
Benefits paid	(2,141)
Net benefit obligation at end of year	62,465
Change in plan assets:
Fair value of plan assets at the beginning of year	41,704
Actual return on plan assets	3,556
Benefits paid	(2,141)
Fair value of plan assets at end of year	43,119
Funded status at end of year	$(19,346)
Amounts recognized in the accompanying balance sheet consist of:
Current liability	$—
Noncurrent liability	(19,346)
Accumulated other comprehensive loss	3,034
Net amount recognized at end of year	$(16,312)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$3,034
The accumulated benefit obligation for all plans was $62.5 million at December 31, 2012.
The components of net periodic benefit cost are as follows:

Eleven Months Ended December 31, 2012
(In thousands)
Components of net periodic benefit cost:
Service cost	$1,348
Interest cost	2,107
Expected return on plan assets	(2,746)
Total net periodic pension cost	$709
These costs are included in the accompanying statement of operations in Cost of sales and Selling and administrative expenses.

WESTMORELAND KEMMERER, INC
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

Assumptions
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

Eleven Months Ended December 31, 2012
Discount rate	3.65%
Measurement date	December 31, 2012
The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.
The following table provides the assumptions used to determine net periodic benefit cost:

Eleven Months Ended December 31, 2012
Discount rate	4.10%
Expected return on plan assets	7.40%
Rate of compensation increase	N/A
Measurement date	January 31, 2012
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
The weighted-average target asset allocation of the Company’s pension trusts were as follows at December 31, 2012:

Target Allocation
Asset category
Cash and equivalents	0% - 10%
Equity securities funds	20% - 60%
Debt securities funds	40% - 80%
Other	0% - 10%
The fair value of the Company’s pension plan assets by asset category is as follows:

WESTMORELAND KEMMERER, INC
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

	December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Pooled separate accounts:
Large-cap	$19,027	$—	$19,027	$—
International blend	7,324	—	7,324	—
Fixed income domestic	14,643	—	14,643	—
Stable Value	2,125		2,125
	$43,119	$—	$43,119	$—
The Company did not have any Level 1 or Level 3 assets.
The Company’s Level 2 assets include pooled separate accounts, which are valued based on the quoted market prices of the securities underlying the investments.
Contributions
The Company did not make any contributions to its retirement plan during 2012. In 2013, the Company does not expect to make any pension plan contributions.
Cash Flows
The following benefit payments are expected to be paid from its pension plan assets:

Pension Benefits
(In thousands)
2013	$2,633
2014	2,889
2015	3,105
2016	3,285
2017	3,500
Years 2018 - 2022	18,481
The benefits expected to be paid are based on the same assumptions used to measure the Company’s pension benefit obligation at December 31, 2012 and include estimated future employee service.

WESTMORELAND KEMMERER, INC
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

7. Asset Retirement Obligations
Changes in the Company’s asset retirement obligations for the eleven months ended December 31, 2012:

Eleven Months Ended December 31, 2012
Asset retirement obligations at January 31, 2012	$19,377
Accretion	1,670
Liabilities settled	(1,270)
Changes due to amount and timing of reclamation	(2,009)
Asset retirement obligations – end of year	17,768
Less current portion	(2,107)
Asset retirement obligations – less current portion	$15,661
As permittee, the Company is responsible for the total amount.

8.	Income Taxes
Income tax expense attributable to net income before income taxes consists of (in thousands):

December 31, 2012
Current:
Federal	$8,916
Income tax expense	$8,916
Income tax expense (benefit) attributable to net income before income taxes differed from the amounts computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following (in thousands):

December 31, 2012
Computed tax expense at statutory rate	$9,782
Increase in income tax expense resulting from:
Domestic production activities deduction	(875)
Other, net	9
Actual income tax expense	$8,916
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

WESTMORELAND KEMMERER, INC
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

December 31,
2012
(In thousands)
Deferred tax assets:
Accruals for the following:
Pension and postretirement medical benefit obligation	$26,395
Asset retirement obligations	6,922
Accrued vacation	649
Other accrued liabilities	348
Total gross deferred tax assets	34,314

Deferred tax liabilities:
Property, plant, and equipment, principally due to differences in depreciation, depletion, and amortization	(32,635)
Total gross deferred tax liabilities	(32,635)
Net deferred tax asset	$1,679

Deferred tax asset - current	$905
Deferred tax asset - noncurrent	774
Net deferred tax asset	$1,679

9.	Commitments and contingencies

a)	Leases
Future minimum operating lease payments as of December 31, 2012, are as follows (in thousands):

December 31, 2012
2013	$751
2014	524
2015	4
2016	2
2017	2
Thereafter	2
Total minimum lease payments	$1,285
Rental expense under operating leases during the eleven months ending December 31, 2012 totaled $0.6 million.
The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $6.6 million, in the eleven months ending December 31, 2012.
The company is subject to litigation in the ordinary course of business. No material litigation exists.

10.	Coal Sales and Major Customers
The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows (in thousands):

WESTMORELAND KEMMERER, INC
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

Eleven months ended December 31, 2012
Customer A	$96,718
Customer B	19,617
Customer C	18,253
$134,588
Percentage of total revenue	89%

11.	Related Party Transactions
The Company was allocated audit and tax fees and information technology costs incurred by its Parent. In 2012 these fees were $0.3 million and are included in Selling and administrative expenses.

12.	Quarterly Financial Data (unaudited)
Summarized quarterly financial data is as follows:

	Two Months ended	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Eleven months ended December 31, 2012:
Revenues	$30,733	$38,177	$44,339	$38,357
Operating income	8,266	5,521	10,915	3,053
Net income (loss)	8,281	5,529	11,036	(5,811)

KEMMERER MINE

Westmoreland Coal Company (the “Company”) completed its acquisition of Chevron Mining Inc.'s (the Seller) Kemmerer surface coal mine on January 31, 2012.

The required audited financial statements of Kemmerer Mine (predecessor to Westmoreland Kemmerer, Inc.) as of December 31, 2011 and for the month ended January 31, 2012 and the years ended December 31, 2011 and 2010 are following. In accordance with the letter, dated January 31, 2013, from the staff of the Division of Corporation Finance of the Securities and Exchange Commission to the Company, these financial statements present a Statement of Assets to be Acquired and Liabilities to be Assumed and Statements of Revenues and Direct Operating Expenses and Statements of Cash Flows. The full S-X Rule 3-16 financial statements and other financial information are not available and not presented due to the following reasons:

•
Because the Kemmerer Mine is not a stand-alone entity, separate, audited financial statements of the Kemmerer Mine have never been prepared and the Seller has not maintained the distinct and separate accounts necessary to present the full financial statements of the Kemmerer Mine. In addition, certain available financial information for the Kemmerer Mine is kept on separate accounting systems and at separate physical locations. It would be extremely costly and impractical to obtain complete financial statements in accordance with generally accepted accounting principles because separate financial statements were never historically required nor were such statements ever prepared. The preparation of such statements would involve many subjective assumptions, unreasonable effort and expense.

•
A determination of the portion of historical general and administrative expenses or other indirect expenses that were attributable to the Kemmerer Mine is not practicable due to the Seller not maintaining the distinct and separate records necessary to present such expenses.

•
In evaluating the Kemmerer Mine, the Company did not rely on any audited or unaudited financial statements relating to the Kemmerer Mine. In valuing the transaction, the Company relied on individual analysis of the specific assets it was going to purchase and the liabilities it was going to assume. In addition, the Company relied on an income statement that did not contain costs that were incurred on behalf of the Kemmerer Mine at the Seller's level. The cost information provided by the Seller to the Company was summary level data containing direct operating and capital expenses. The Company's management did not believe the historical earnings or operations of the Kemmerer Mine to be necessary or relevant to its decision to acquire the Kemmerer Mine.

•
The Company's financial analysis of the Kemmerer Mine was based on internally generated forward-looking projections of the Kemmerer Mine earnings potential given the reserve potential of the Kemmerer Mine; the Company's projection of the future pricing and revenue, operating, general and administrative and capital costs; information regarding the competitive environment; and the Company's extensive knowledge and experience in the coal industry.

•
The omission of the full financial statements and other financial information would not have a material impact on a reader's understanding of the Kemmerer Mine's financial results and condition and related trends.

In addition, there have not been any material changes in the historical results of operations, liquidity, cash flows and financial resources related to the operations acquired since the date of acquisition.

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)

Financial Statements

As of December 31, 2011 and
for the Month Ended January 31, 2012 and the
Years Ended December 31, 2011 and 2010

Together with Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Westmoreland Coal Company

We have audited the accompanying financial statements of the Kemmerer Mine (the Mine), predecessor to Westmoreland Kemmerer, Inc., which comprise the Statement of Assets to be Acquired and Liabilities to be Assumed as of December 31, 2011, and the Statements of Revenues and Direct Operating Expenses and Statements of Cash Flows for the month ended January 31, 2012 and the years ended December 31, 2011 and 2010, and the related notes to the financial statements.

The accompanying financial statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (for inclusion in Westmoreland Coal Company's Form 10-K) and are not intended to be a complete financial presentation of the Mine.

Management's Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of the financial statements that are free from material misstatement, whether due to error or fraud.

Auditors' Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditors consider internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the assets to be acquired and liabilities to be assumed of the Kemmerer Mine, predecessor to Westmoreland Kemmerer, Inc., as of December 31, 2011, and its revenues and direct operating expenses and its cash flows for the month ended January 31, 2012 and the years ended December 31, 2011 and 2010, in accordance with accounting principles generally accepted in the United States of America.

/s/ Tanner LLC
Salt Lake City, Utah
March 12, 2013

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Statement of Assets to be Acquired and Liabilities to be Assumed

As of December 31, 2011

Assets to be Acquired
Inventories, net	$10,018,000
Property and equipment, net	145,011,000

Total assets to be acquired	155,029,000

Liabilities to be Assumed
Accrued liabilities	835,000
Postretirement benefit obligation	55,670,000
Asset retirement obligation	22,045,000
Pension obligation	11,306,000
Pneumoconiosis benefit obligation	2,421,000

Total liabilities to be assumed	92,277,000

Commitment and contingencies

Net assets to be acquired	$62,752,000

See accompanying notes to financial statements.	167

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Statements of Revenues and Direct Operating Expenses

	For the	For the	For the
	Month Ended	Year Ended	Year Ended
	January 31,	December 31,	December 31,
	2012	2011	2010

Net Revenues
Product sales	$14,753,000	$144,112,000	$144,261,000

Direct Operating Expenses
Cost of sales	12,275,000	127,262,000	113,299,000
Depreciation, depletion, amortization and accretion	1,303,000	15,484,000	14,055,000

Total direct operating expenses	13,578,000	142,746,000	127,354,000

Excess of revenues over direct operating expenses	$1,175,000	$1,366,000	$16,907,000

See accompanying notes to financial statements.	168

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Statements of Cash Flows

	For the	For the	For the
	Month Ended	Year Ended	Year Ended
	January 31,	December 31,	December 31,
	2012	2011	2010

Cash flows from operating activities:
Excess of revenues over direct operating expenses	$1,175,000	$1,366,000	$16,907,000
Adjustments to reconcile excess of revenues over direct operating expenses to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,303,000	15,484,000	14,055,000
(Gain) loss on disposal of property and equipment	(14,000)	5,871,000	1,683,000
Decrease (increase) in:
Accounts receivable	1,229,000	(3,104,000)	(2,030,000)
Inventories	424,000	(1,496,000)	(2,805,000)
Increase (decrease) in:
Accounts payable	342,000	1,145,000	1,146,000
Accrued liabilities	96,000	(35,000)	(58,000)
Pneumoconiosis benefit obligation	—	127,000	126,000
Postretirement benefit obligation	337,000	12,984,000	8,509,000
Pension obligation	(1,375,000)	5,110,000	(1,795,000)
Asset retirement obligation	—	(12,423,000)	955,000

Net cash provided by operating activities	3,517,000	25,029,000	36,693,000

Cash flows from investing activities:
Purchase of property and equipment	(88,000)	(15,883,000)	(8,716,000)
Proceeds from sale of property and equipment	15,000	5,000	118,000

Net cash used in investing activities	(73,000)	(15,878,000)	(8,598,000)

Cash flows from financing activities:
Change in due to / due from CMI	(3,444,000)	(9,151,000)	(28,095,000)

Net change in cash	—	—	—

Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

See accompanying notes to financial statements.	169

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements

1. Description of Organization
Nature of Operations
The Kemmerer Mine (the Mine), located in Lincoln County, Wyoming, was an operation of Chevron Mining, Inc. (CMI). CMI is a wholly owned subsidiary of Chevron Corporation (the Parent). The Mine produces high-quality sub-bituminous coal for sale to the adjacent Naughton power station, as well as various industrial customers located in the proximate geographic region.

On January 31, 2012, Westmoreland Coal Company, through a wholly owned subsidiary, Westmoreland Kemmerer, Inc., or WKI, completed a Purchase and Sale Agreement, pursuant to which it agreed to purchase from CMI the Mine, including associated processing and shipping facilities and other related real and personal property assets located in the Hams Forks Region of southwestern Wyoming near the town of Kemmerer, Wyoming.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented on the accrual basis of accounting and reflect the assets to be acquired, liabilities to be assumed, revenues and direct operating expenses of the Mine. During the periods presented, the Mine was not accounted for as a separate division by CMI and therefore, certain costs recorded at CMI, such as corporate and shared service expenses, interest, corporate income taxes, litigation expenses, and other indirect expenses, were not allocated to the Mine. Furthermore, all cash receipts and payments were made by CMI. Therefore, while the statements of cash flows present the sources and uses of cash, the cash flows were actually through CMI.

The Statement of Assets to be Acquired and Liabilities to be Assumed and the Statements of Revenues and Direct Operating Expenses are presented in lieu of the financial statements required under Rule 3-16 of the Securities and Exchange Commission Regulation S-X. The results presented in these financial statements may not be representative of future operations.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

2. Summary of Significant Accounting Policies Continued
Inventories
Inventories, which include materials and supplies used for mining coal as well as raw coal, are stated at the lower of cost or market. Cost is determined using the average cost method. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs. Management periodically reviews inventories for excess supply, obsolescence, and valuations above estimated realizable amounts, and provides a reserve to reduce inventories to their net realizable values.

Property and Equipment
Mineral rights are recorded at cost less accumulated depletion. Mineral rights are depleted based upon estimated recoverable proven and probable reserves. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation, amortization and depletion are calculated using the straight-line method over the estimated economic useful lives of the assets, and the units of production method, as follows:

Plant and equipment	3-12 years
Mining equipment	4-10 years
Tip-load equipment	5-10 years

Management estimates the economic useful lives of property and equipment based on the expected number of years the assets will be used. Management revisits these assumptions annually and adjusts the economic useful lives if warranted.

Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs, and renewal costs are expensed as incurred. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation and amortization are removed from the related accounts and any gain or loss is reflected in the statements of revenues and direct operating expenses.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of an asset may not be fully recoverable. When this occurs, the Mine reviews the value assigned to long-lived assets by analyzing the anticipated, undiscounted cash flows they generate. When the expected future undiscounted cash flows from these assets do not exceed their carrying balances, the Mine determines the estimated fair value of such assets. Impairment is recognized to the extent the carrying amount of these assets exceeds their estimated fair value.

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

2. Summary of Significant Accounting Policies Continued
Postretirement Benefit Obligation
The Mine accrues the cost to provide other postretirement employee benefits (OPEB), as well as life insurance, other than pension benefits, over the employees' period of active service. These costs are determined on an actuarial basis. The plan is unfunded, and the Mine and retirees share the costs. Certain life insurance benefits are paid by the Mine. Under the accounting standards for postretirement benefits, the Mine recognized the underfunded status as a liability on the Statement of Assets to be Acquired and Liabilities to be Assumed.

Asset Retirement Obligation
The Mine's asset retirement obligation (ARO) primarily consists of estimated costs to reclaim surface land and support facilities in accordance with the federal and state reclamation laws as established by each mining permit.

The Mine estimates its ARO for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future costs for a third party to perform the required work. These estimates are based on projected pit configurations at the end of mining and are escalated for inflation, and then discounted at a credit-adjusted risk-free rate. The Mine records an ARO asset associated with the initial recorded liability. The ARO asset is amortized based on the units-of-production method over the estimated recoverable, proven and probable reserves at the Mine, and the ARO liability is accreted to the projected settlement date. Changes in estimates occur due to revisions of Mine plans, changes in estimated costs, and changes in timing of the performance of reclamation activities, and are reflected in the period of change.

Pension Obligation
The Mine accrues the cost to provide the benefits over the employees' period of active service for the non-contributory defined benefit pension plan it sponsors. These costs are determined on an actuarial basis. The Mine's Statement of Assets to be Acquired and Liabilities to be Assumed reflects the unfunded status of the defined benefit pension plan.

Pneumoconiosis benefit obligation
The Mine is self-insured for federal and state pneumoconiosis (black lung) benefits for employees. The Mine accounts for these benefits on the accrual basis. Actuarial gains and losses are recognized in the period in which they arise.

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

2. Summary of Significant Accounting Policies Continued
Coal Revenues
The Mine recognizes coal sales revenue at the time title passes to the customer in accordance with the terms of the underlying sales agreements. Coal sales revenue is recognized based on the pricing contained in the contracts in place at the time that title passes.

Cost of Sales Cost of sales consists primarily of product and product-related costs.

Income Taxes
Under the provisions of the Internal Revenue Code and applicable state laws, the Mine is taxed as part of a corporate consolidated income tax return, and as a result, is not directly subject to income taxes. Therefore, no provision for income tax expense or related assets or liabilities has been included in the accompanying financial statements. The Mine is unaware of any uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Subsequent Events
Management has evaluated events and transactions for potential recognition or disclosure subsequent to January 31, 2012 and through March 12, 2013, which is the date the financial statements were available to be issued.

3. Inventories	Inventories consisted of the following as of December 31, 2011:

Materials and supplies	$10,448,000
Coal	812,000
11,260,000
Less reserve for obsolete inventories	(1,242,000)
$10,018,000

4. Property and Equipment	Property and equipment consisted of the following as of December 31, 2011:

Land and mineral rights	$227,761,000
Mining equipment	119,553,000
Tip-load equipment	50,098,000
Plant and equipment	18,482,000
Asset retirement obligation	7,795,000
423,689,000
Less accumulated depreciation and depletion	(278,678,000)
$145,011,000

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

4. Property and Equipment Continued
Depreciation and depletion expense on property and equipment was $1,157,000, $13,757,000 and $12,449,000 for the month ended January 31, 2012 and the years ended December 31, 2011 and 2010, respectively.

5. Postretirement Benefit Obligation
The Mine provides postretirement medical benefits, as well as life insurance, to current employees and their dependents upon retirement, as mandated by the Coal Industry Retiree Health Act of 1992 and pursuant to collective bargaining agreements. These benefits are provided through self-insured programs.

The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Mine's financial statements as of and for the year ended December 31, 2011:

Change in benefit obligations:
Net obligation at beginning of year	$42,686,000
Service cost	1,676,000
Interest cost	2,241,000
Actuarial loss	9,067,000
Net obligation at end of year	$55,670,000

The actuarial loss was primarily a result of decreases in discount rates and updated cost projections.

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

5. Postretirement Benefit Obligation Continued	The components of net periodic postretirement medical benefit cost were as follows for the month ended January 31, 2012 and the years ended December 31, 2011 and 2010.

	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$140,000	$1,676,000	$928,000
Interest cost	197,000	2,241,000	1,965,000
Amortization of actuarial loss	144,000	819,000	1,819,000
Total net periodic benefit cost	$481,000	$4,736,000	$4,712,000

Assumptions
The weighted-average discount rate used to determine the benefit obligations was 4.25% as of December 31, 2011. The discount rate assumption used to determine the postretirement benefit plan obligation and expense reflect the prevailing rates available on high-quality, fixed-income debt instruments. This rate was based on a cash flow analysis that matched estimated future benefit payments to the Citigroup Pension Discount Yield Curve as of December 31, 2011.

The weighted-average assumptions used to determine the net periodic benefit cost were as follows for the month ended January 31, 2012 and the years ended December 31, 2011 and 2010:

	2012	2011	2010
Discount rate	5.25%	5.25%	5.75%
Measurement date	January 1, 2012	January 1, 2011	January 1, 2010

The following presents information about the assumed health care trend rate as of December 31, 2011:

Health care cost trend rate assumed for next fiscal year	6.5% - 8.00%
Average assumed rate to which the cost trend is to decline (ultimate trend rate)	5.00%
Year that the rate reaches the ultimate trend rate	2023

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

5. Postretirement Benefit Obligation Continued
The effect of a one percentage change on the health care cost trend rate used to calculate periodic postretirement medical benefit costs and the related benefit obligation as of December 31, 2011 are summarized in the table below:

	1% Increase	1% Decrease
Effect on service and interest cost components	$1,109,000	$(816,000)
Effect on postretirement medical benefit obligation	8,573,000	(6,966,000)

Cash Flows The following benefit payments were expected by the Mine subsequent to December 31, 2011:

Years Ending December 31:
2012	$101,000
2013	373,000
2014	701,000
2015	1,077,000
2016	1,386,000
2017 - 2021	11,165,000
$14,803,000

6. Asset Retirement Obligation	Changes in the Mine's asset retirement obligation were as follows for the month ended January 31, 2012 and the years ended December 31, 2011 and 2010:

	2012	2011	2010
Asset retirement obligation at beginning of period	$22,045,000	$32,857,000	$30,409,000
Accretion	141,000	1,611,000	1,493,000
Changes due to amount and timing of reclamation	—	(12,423,000)	955,000
Asset retirement obligation at end of period	$22,186,000	$22,045,000	$32,857,000

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

7. Pension Obligation
The Mine provides a defined benefit pension plan to qualified full-time employees pursuant to a collective bargaining agreement. CMI prefunds the defined benefit plan as required by local regulations or in certain situations where prefunding provides economic advantages. In the United States, all qualified plans are subject to the Employee Retirement Income Security Act (ERISA) minimum funding standard.

The following table provides a reconciliation of the changes in the plan's benefit obligation and the fair value of the plan's assets, and the amounts recognized in the Mine's financial statements for the plan as of and for the year ended December 31, 2011:

Change in benefit obligations:
Net obligation at beginning of year	$45,054,000
Service cost	1,167,000
Interest cost	2,417,000
Actuarial loss	5,035,000
Benefits paid	(2,176,000)
Net obligation at end of year	51,497,000

Change in plan assets:
Fair value of plan assets at beginning of year	38,858,000
Actual return on plan assets	(491,000)
Employer contributions	4,000,000
Benefits paid	(2,176,000)
Fair value of plan assets at end of year	40,191,000
Unfunded status at end of year	$(11,306,000)

Amounts recognized in the Statements of Assets to be acquired and Liabilities to be Assumed consist of:
Noncurrent liability	$11,306,000
Net amount recognized at end of year	$11,306,000

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$19,898,000
Prior service costs	608,000
Total	$20,506,000

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

7. Pension Obligation Continued	The following tables set forth information summarizing the changes in other comprehensive loss for the year ended December 31, 2011:

Total other comprehensive loss at beginning of year	$12,960,000
Adjustment to actuarial return on plan assets	3,415,000
Actuarial loss	5,035,000
Amortization of recognized actuarial losses	(764,000)
Amortization of prior period service costs	(140,000)
Total other comprehensive loss at end of year	$20,506,000

The accumulated benefit obligation for the plan was $51,497,000 as of December 31, 2011.

Prior service costs and credits and actuarial gains and losses are amortized over the expected future years of service of the plan's participants using the corridor method. The following amounts were expected to be amortized from accumulated other comprehensive loss into net periodic pension cost for the year ended December 31, 2012:

Prior period cost	$140,000
Net loss	1,468,000
Total	$1,608,000

The components of net periodic benefit cost were as follows for the month ended January 31, 2012 and the years ended December 31, 2011 and 2010:

	2012	2011	2010
Service cost	$97,000	$1,167,000	$1,113,000
Interest cost	193,000	2,417,000	2,432,000
Return on plan assets	(244,000)	(2,925,000)	(2,545,000)
Amortization of:
Prior service cost	12,000	140,000	383,000
Actuarial loss	106,000	764,000	764,000
Total benefit cost	$164,000	$1,563,000	$2,147,000

These costs are included in the accompanying Statements of Revenues and Direct Operating Expenses.

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

7. Pension Obligation Continued
Assumptions
The weighted-average discount rate used to determine the benefit obligations was 4.50% as of January 31, 2012 and December 31, 2011. The discount rate is adjusted annually based on an A corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to nineteenth percentiles, which excludes bonds with outlier yields.

The weighted-average assumptions used to determine the benefit cost were as follows for the month ended January 31, 2012 and the years ended December 31, 2011 and 2010:

	2012	2011	2010
Discount rate	5.5%	5.5%	6%
Expected long-term rate of return	7.75%	7.75%	7.75%
Measurement date	December 31, 2011	December 31, 2011	December 31, 2010

Plan Assets
The pension plan's investments were combined with the investments of Chevron Master Pension Trust (Master Trust) to maximize administrative efficiencies of CMI. The Master Trust also included the investment assets of other retirement plans sponsored by CMI. Investment income, investment management fees and other direct expenses relating to the Master Trust were allocated to the individual plans based upon the average daily balances. The Plan's interest in the Master Trust was 0.46% as of December 31, 2011.

The primary investment objectives of the pension plan are to achieve the highest rate of total return within prudent levels of risk and liquidity, to diversify and mitigate potential downside risk associated with the investments, and to provide adequate liquidity for benefit payments and portfolio management.

The Master Trust has an Investment Committee that regularly meets during the year to review the asset holdings and their returns. To assess the plan's investment performance, long-term asset allocation policy benchmarks have been established.

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

7. Pension Obligation Continued
Plan Assets - Continued
For the Master Trust, the Chevron Board of Directors has established the following approved asset allocation ranges: Equities 40-70 percent, Fixed Income and Cash 20-65 percent, Real Estate 0-15 percent, and Other 0-5 percent. To mitigate concentration and other risks, assets are invested across multiple asset classes with active investment managers and passive index funds. CMI does not prefund the OPEB obligations.

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

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

7. Pension Obligation Continued
Plan Assets - Continued
The following table summarizes the assets or liabilities carried by the Master Trust at fair values by fair value hierarchy level, as described above, as of December 31, 2011 (in billions):

	Level 1	Level 2	Level 3	Total
Equities:
U.S.	$1,470	$—	$—	$1,470
International	1,203	—	—	1,203
Collective trusts/mutual funds	14	2,619	—	2,633
Fixed Income:
Government	146	476	—	622
Corporate	—	338	—	338
Mortgage-back securities	—	107	—	107
Other asset backed	—	61	—	61
Collective trusts/mutual funds	—	1,046	—	1,046
U.S. Real Estate	—	—	843	843
Cash and cash equivalents	404	—	—	404
Other	(79)	8	54	(17)
Total	$3,158	$4,655	$897	$8,710

U.S. equities include investments in Chevron's common stock in the amount of $35 billion as of December 31, 2011.

Collective trusts/mutual funds for U.S. plans are entirely index funds. For these index funds, the Level 2 designation is partially based on the restriction that advance notifications of redemptions, typically two business days, is required.

The year-end valuations of the U.S. real estate assets are based on internal appraisals by the real estate managers, which are updates of third-party appraisals that occur at least once a year for each property in the portfolio.

The other assets class includes net payables for securities not yet settled (level 1); dividends and interest and tax-related receivables (level 2); and insurance contracts and investments in private-equity limited partnerships (level 3).

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

7. Pension Obligation Continued	Plan Assets - Continued The following tables set forth information summarizing the changes in fair value of the Plan's Level 3 assets for the year ended December 31, 2011 (in billions):

Balance at beginning of year	$649
Actual return on plan assets:
Assets held at the reporting date	102
Assets sold during the period	(1)
Purchases, sales, and settlements	147
Balance at end of year	$897

Cash Flows The following benefit payments were expected to be paid from the pension plan assets subsequent to December 31, 2011:

Years Ending December 31:
2012	$2,339,000
2013	2,395,000
2014	2,632,000
2015	2,820,000
2016	2,980,000
2017 - 2021	17,170,000
$30,336,000

The benefits expected to be paid are based on the same assumptions used to measure the pension benefit obligation as of December 31, 2011 and include estimated future employee service.

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

8. Pneumoconiosis Benefit Obligation
The PPACA amended previous legislation related to black lung disease, providing automatic extension of awarded lifetime benefits to surviving spouses and providing changes to the legal criteria used to assess and award claims. The Mine has not determined what, if any, additional impact may result from these claims due to lack of claims experience under the new legislation and court rulings interpreting the new provisions. The Mine will continue to evaluate the impact of the PPACA in future periods as additional information, interpretations, guidance and claims experience becomes available.

The Mine's black lung obligation was $2,421,000 as of December 31, 2011.

The discount rate used in determining the actuarial present value of the pneumoconiosis benefit obligation was 6% as of December 31, 2011.

9. Commitments Contingencies, and Concentrations
Litigation
The Mine is involved in legal proceedings from time-to-time arising in the normal course of business.  The legal proceedings associated with the Kemmerer Mine are handled by CMI and any matters that are subject to legal settlements will be paid by CMI.

Concentrations Customers accounting for 10% or more of revenues were as follows for the month ended January 31, 2012 and the years ended December 31, 2011 and 2010:

	2012	2011	2010
Customer A	57%	67%	69%
Customer B	13%	12%	*
Customer C	12%	*	*

*The customer accounted for less than 10% for the period indicated.

Production Commitment
In July 2010, the Mine entered into a production commitment with Customer A. Under the agreement, the Mine is obligated to sell between 2.4 million tons and 2.85 million tons of coal to Customer A per year. The agreement expires in December 2021. The base price is $35.662 per ton up to 2.4 million tons and $20.00 per ton between 2.4 million and 2.85 million tons and is subject to quarterly adjustments.

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

9. Commitments Contingencies, and Concentrations Continued
Production Commitment - Continued
In addition, the Mine has entered into production commitments with approximately 11 other customers in which they are obligated to sell in aggregate between 1,907,000 and 4,161,000 tons of coal with a base price between $15.70 and $54.40 per ton per year. The production commitments were entered into beginning in 2004 and expire as late as 2020.

Purchase Commitment
The Mine has a purchase commitment to buy a specific number of tires per year through 2014. The estimated annual amount of the purchase commitment is $3.5 million and may vary depending on the actual cost of the tires at the time of purchase.

Leases
The Mine leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to approximately $.4 million, $4.0 million, and $6.8 million for the month ended January 31, 2012 and the years ended December 31, 2011 and 2010, respectively.

10. Related Party Transactions	The Mine purchased fuel from its Parent in the amounts of $1,088,000, $16,263,000, and $12,569,000 during the month ended January 31, 2012 and the years ended December 31, 2011 and 2010, respectively.

The Mine purchased lube services from a related party in the amounts $865,000 and $764,000 during the years ended December 31, 2011 and 2010, respectively.

The Mine periodically transferred assets to and from other mines. The Mine received assets from another mine in the amounts of $892,000 and $1,757,000 during the years ended December 31, 2011 and 2010, respectively.

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

3.1	Restated Certificate of Incorporation	S-1	333-117709	3.1	7/28/2004
3.2	Certificate of Correction to the Restated Certificate of Incorporation	8-K	001-11155	3.1	10/21/2004
3.3	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.1	9/7/2007
3.4	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.2	9/7/2007
3.5	Amended and Restated Bylaws	8-K	001-11155	3.1	1/11/2013
4.1	Certificate of Designation of Series A Convertible Exchangeable Preferred Stock	10-K	001-11155	3(a)	3/15/1993
4.2	Common Stock certificate	S-2	33-1950	4(c)	12/4/1985
4.3	Preferred Stock certificate	S-2	33-47872	4.6	5/13/1992
4.4	Indenture, dated as of 2/04/2011, by and between Westmoreland Coal Company, Westmoreland Partners and Wells Fargo Bank, NA, as trustee and note collateral agent.	8-K	001-11155	4.1	2/10/2011
4.5	Form of 10.75% Senior Notes due 2018 (included as Exhibit A in Exhibit 4.4).	8-K	001-11155	4.2	2/10/2011
4.6	Registration Rights Agreement, dated 2/04/2011, among Westmoreland Coal Company and Westmoreland Partners and Gleacher & Company Securities, Inc., as initial purchaser	8-K	001-11155	4.3	2/10/2011
4.7	Pledge and Security Agreement dated as of 2/04/ 2011, by Westmoreland Coal Company and Westmoreland Partners in favor of Wells Fargo Bank, NA, as note collateral agent	8-K	001-11155	4.4	2/10/2011
4.8	Supplemental Indenture, dated as of January 31, 2012, by and among Westmoreland Coal Company, Westmoreland Partners and Wells Fargo Bank, National Association, as trustee and not collateral agent.	8-K	001-11155	4.1	1/31/2012
4.9	Form of 10.75% Senior Notes due 2018 (included as Exhibit A in Exhibit 4.9).	8-K	001-11155	4.1	1/31/2012
4.10	Registration Rights Agreement, dated January 31, 2012, by and among Westmoreland Coal Company, Westmoreland Partners and Gleacher & Company Securities, Inc., as initial purchaser.	8-K	001-11155	4.3	1/31/2012
4.11	Amendment No. 1 to the Pledge and Security Agreement dated January 26, 2012	8-K	001-11155	4.4	1/31/2012
10.1*	Amended and Restated 2007 Equity Incentive Plan for Employees and Non-Employee Directors					X
10.2*	Form of ISO Agreement	10-Q	001-11155	10.1	5/9/2008
10.3*	Form of NQSO Agreement for directors	10-Q	001-11155	10.2	5/9/2008
10.4*	Form of NQSO Agreement for persons other than directors	10-Q	001-11155	10.3	5/9/2008
10.5*	Form of Restricted Stock Unit Agreement for directors	10-K	001-11155	10.5	3/13/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.6*	Form of Restricted Stock Unit Agreement for 2010, 2011 and 2012 awards	10-Q	001-11155	10.2	8/9/2010
10.7*	Form of Performance-Based Restricted Stock Unit Agreement for 2011 and 2012 awards	10-Q	001-11155	10.1	5/9/2011
10.8*	Form of Restricted Stock Unit Agreement for 2013 Awards					X
10.9*	Form of Performance-Based Restricted Stock Unit Agreement for 2013 Awards					X
10.10*	Form of Cash Time-Based Award for 2013					X
10.11*	Form of Cash Performance-Based Award for 2013					X
10.12*	Severance Policy	10-Q	001-11155	10.9	8/5/2011
10.13*	Annual Incentive Plan/ Long-Term Incentive Plan Policy					X
10.14*	Executive Transition Agreement effective April 5, 2013	10-Q	001-11155	10.1	11/8/2012
10.15	Amended Coal Mining Lease between Westmoreland Resources, Inc. (WRI) and Crow Tribe dated 11/26/1974, as amended in 1982	10-Q	0-752	10(a)	5/15/1992
10.16	Amendment to Amended Coal Mining Lease between the Crow Tribe and WRI dated 12/02/1994	10-K	001-11155	10.2	3/13/2009
10.17	Exploration and Option to Lease Agreement between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.2	5/8/2009
10.18	Crow Tribal Lands Coal Lease between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.5	5/8/2009
10.19	Master Agreement dated 1/04/1999, between WCC and the UMWA	8-K	001-11155	99.2	2/4/1999
10.20	Third Amendment and Restatement of the Power Purchase and Operating Agreement between Westmoreland-LG&E Partners and Virginia Electric and Power Company for ROVA I	10-Q	001-11155	10.2	11/6/2006
10.21	Second Amendment and Restatement of the Power Purchase and Operating Agreement between Westmoreland-LG&E Partners and Virginia Electric and Power Company for ROVA II	10-Q	001-11155	10.3	11/6/2006
10.22	Senior Secured Convertible Note Purchase Agreement dated 3/04/2008 among WCC and Tontine	8-K	001-11155	10.1	3/6/2008
10.23	Amendment to Senior Secured Convertible Note Purchase Agreement dated 1/05/2011	8-K	001-11155	99.1	1/14/2011
10.24	Registration Rights Agreement dated 3/04/2008, among WCC and Tontine	8-K	001-11155	10.2	3/6/2008
10.25	Note Purchase Agreement dated 6/26/2008 among Westmoreland Mining LLC (WML) and institutional investors	8-K	001-11155	10.1	6/26/2008
10.26	Amendment No. 1 to Note Purchase Agreement dated as of June 28, 2012 among WML and institutional investors	8-K	001-11155	10.2	7/3/2012
10.27	Continuing Agreement of Guaranty and Suretyship dated 6/26/2008 from various WML subsidiaries	8-K	001-11155	10.2	6/26/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.28	Security Agreement dated 6/26/2008 among WML and U.S. Bank NA	8-K	001-11155	10.3	6/26/2008
10.29	Pledge Agreement dated 6/26/2008 among WCC, WML and U.S. Bank NA, for the benefit of the noteholders	8-K	001-11155	10.4	6/26/2008
10.30	Amended and Restated Credit Agreement dated 6/26/2008 among WML and PNC Bank, NA	8-K	001-11155	10.5	6/26/2008
10.31	First Amendment to Amended and Restated Credit Agreement datd as of June 28, 2012 among WML and PNC Bank, NA	8-K	001-11155	10.3	7/3/2012
10.32	Amended and Restated Continuing Agreement of Guaranty dated 6/26/2008 from various WML subsidiaries in favor of PNC Bank, NA	8-K	001-11155	10.6	6/26/2008
10.33	Amended and Restated Security Agreement dated 6/26/2008 among WML and U.S. Bank NA	8-K	001-11155	10.7	6/26/2008
10.34	Amended and Restated Pledge Agreement dated 6/26/2008 among WCC, WML and U.S. Bank NA	8-K	001-11155	10.8	6/26/2008
10.35	Membership Interest Purchase Agreement among WRI, WRI Partners, Inc., Absaloka Coal, LLC and Feedstock Investments IV, LLC dated 10/16/2008	8-K	001-11155	10.1	10/21/2008
10.36	Form of Fixed Payment Note	8-K	001-11155	10.3	10/21/2008
10.37	Form of Contingent Payment Note	8-K	001-11155	10.4	10/21/2008
10.38	Purchase and Sale Agreement dated December 23, 2011 for Kemmerer Coal Mine Assets	8-K	001-11155	99.1	1/17/2012
10.39	Amendment to Purchase and Sale Agreement dated January 25, 2012 for Kemmerer Coal Mine Assets	8-K	001-11155	99.1	1/31/2012
10.40	Loan and Security Agreement dated June 29, 2012 among The PrivateBank and Trust Company, WCC and various subsidiaries	8-K	001-11155	10.1	7/3/2012
12.1	Statement Regarding Computation of Ratios					X
21.1	Subsidiaries of WCC					X
23.1	Consent of Ernst & Young LLP					X
23.2	Consent of Tanner LLC					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
101
Interactive Data File (Form 10-K for the year ended December 31, 2012 furnished in XBRL). Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”
X