Form 10-Q
period 2013-03-31
WESTMORELAND COAL Co
filed 2013-04-30
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File No. 001-11155
  ___________________________________________
WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)
 __________________________________________

Delaware	23-1128670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9540 South Maroon Circle, Suite 200 Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (855) 922-6463
 __________________________________________
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 24, 2013: 14,462,754 shares of common stock, $2.50 par value.

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)
	March 31, 2013	December 31, 2012
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$40,852	$31,610
Receivables:
Trade	60,218	60,037
Contractual third-party reclamation receivables	10,540	10,207
Other	2,968	3,220
	73,726	73,464
Inventories	40,421	37,734
Other current assets	20,133	16,504
Total current assets	175,132	159,312
Property, plant and equipment:
Land and mineral rights	264,489	261,741
Plant and equipment	638,903	635,720
	903,392	897,461
Less accumulated depreciation, depletion and amortization	399,344	384,621
Net property, plant and equipment	504,048	512,840
Advanced coal royalties	4,262	4,316
Reclamation deposits	73,100	72,718
Restricted investments and bond collateral	87,636	87,209
Contractual third-party reclamation receivables, less current portion	84,089	84,158
Intangible assets, net of accumulated amortization of $12.8 million and $12.4 million at March 31, 2013 and December 31, 2012, respectively	2,784	3,203
Other assets	11,964	12,359
Total Assets	$943,015	$936,115
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

	(Unaudited)
	March 31, 2013	December 31, 2012
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$23,294	$23,791
Accounts payable and accrued expenses:
Trade	57,294	52,093
Production taxes	38,154	33,228
Workers’ compensation	815	820
Postretirement medical benefits	14,068	14,068
SERP	390	390
Deferred revenue	15,385	12,822
Asset retirement obligations	23,154	22,238
Other current liabilities	5,528	11,462
Total current liabilities	178,082	170,912
Long-term debt, less current installments	332,992	337,198
Workers’ compensation, less current portion	8,524	8,710
Excess of black lung benefit obligation over trust assets	8,439	8,356
Postretirement medical benefits, less current portion	320,759	319,775
Pension and SERP obligations, less current portion	54,251	54,250
Deferred revenue, less current portion	54,488	56,891
Asset retirement obligations, less current portion	240,335	241,609
Intangible liabilities, net of accumulated amortization of $11.7 million and $11.4 million at March 31, 2013 and December 31, 2012, respectively	6,370	6,625
Other liabilities	25,305	18,020
Total liabilities	1,229,545	1,222,346
Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 159,960 shares at March 31, 2013 and December 31, 2012	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares;
Issued and outstanding 14,365,363 shares at March 31, 2013 and 14,201,411 shares at December 31, 2012	35,912	35,502
Other paid-in capital	132,828	130,852
Accumulated other comprehensive loss	(146,603)	(148,345)
Accumulated deficit	(292,452)	(289,727)
Total Westmoreland Coal Company shareholders’ deficit	(270,155)	(271,558)
Noncontrolling interest	(16,375)	(14,673)
Total deficit	(286,530)	(286,231)
Total Liabilities and Shareholders’ Deficit	$943,015	$936,115
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Revenues	$161,448	$147,236
Cost, expenses and other:
Cost of sales	130,421	110,763
Depreciation, depletion and amortization	14,426	13,289
Selling and administrative	11,887	13,535
Heritage health benefit expenses	3,951	3,810
Loss (gain) on sales of assets	(234)	38
Other operating income	(4,737)	(3,284)
	155,714	138,151
Operating income (loss)	5,734	9,085
Other income (expense):
Interest expense	(10,160)	(9,883)
Interest income	297	406
Other income (loss)	70	177
	(9,793)	(9,300)
Loss before income taxes	(4,059)	(215)
Income tax expense	28	7
Net loss	(4,087)	(222)
Less net loss attributable to noncontrolling interest	(1,702)	(1,080)
Net loss attributable to the Parent company	(2,385)	858
Less preferred stock dividend requirements	340	340
Net loss applicable to common shareholders	$(2,725)	$518
Net loss per share applicable to common shareholders:
Basic and diluted	$(0.19)	$0.04
Weighted average number of common shares outstanding
Basic	14,282	13,861
Diluted	14,282	13,968
See accompanying Notes to Consolidated Financial Statements.

W0ESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net loss	$(4,087)	$(222)
Other comprehensive income
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	741	729
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	1,001	643
Tax effect of other comprehensive income gains	—	(504)
Unrealized and realized gains and losses on available-for-sale securities	—	(69)
Other comprehensive income	1,742	799
Comprehensive income (loss) attributable to Westmoreland Coal Company	$(2,345)	$577
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Deficit
Three Months Ended March 31, 2013
(Unaudited)

	Preferred Stock		Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2012	159,960	$160	14,201,411	$35,502	$130,852	$(148,345)	$(289,727)	$(14,673)	$(286,231)
Preferred dividends declared	—	—	—	—	—	—	(340)	—	(340)
Common stock issued as compensation	—	—	163,952	410	1,976	—	—	—	2,386
Net loss	—	—	—	—	—	—	(2,385)	(1,702)	(4,087)
Other comprehensive income	—	—	—	—	—	1,742	—	—	1,742
Balance at March 31, 2013	159,960	$160	14,365,363	$35,912	$132,828	$(146,603)	$(292,452)	$(16,375)	$(286,530)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,087)	$(222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	14,426	13,289
Accretion of asset retirement obligation and receivable	3,180	2,853
Non-cash tax benefits	—	(504)
Amortization of intangible assets and liabilities, net	164	162
Share-based compensation	2,386	1,902
Loss (gain) on sales of assets	(234)	38
Amortization of deferred financing costs	933	857
Loss (gain) on sales of investment securities	7	(52)
Changes in operating assets and liabilities:
Receivables, net	120	(7,370)
Inventories	(2,687)	(1,495)
Excess of black lung benefit obligation over trust assets	83	327
Accounts payable and accrued expenses	3,245	1,970
Deferred revenue	160	(86)
Income tax payable	27	—
Accrual for workers’ compensation	(191)	(80)
Asset retirement obligations	(3,207)	(2,442)
Accrual for postretirement medical benefits	1,985	1,424
Pension and SERP obligations	742	597
Other assets and liabilities	4,164	1,820
Net cash provided by operating activities	21,216	12,988
Cash flows from investing activities:
Additions to property, plant and equipment	(5,301)	(4,420)
Change in restricted investments and bond collateral and reclamation deposits	(6,435)	(25,433)
Cash payments related to acquisitions	—	(72,522)
Net proceeds from sales of assets	441	20
Proceeds from the sale of restricted investments	5,619	375
Receivable from customer for property and equipment purchases	(49)	(591)
Net cash used in investing activities	(5,725)	(102,571)
Cash flows from financing activities:
Change in book overdrafts	820	(116)
Borrowings from long-term debt, net of debt discount	—	119,364
Repayments of long-term debt	(6,573)	(5,445)
Borrowings on revolving lines of credit	6,000	—
Repayments on revolving lines of credit	(6,000)	—
Debt issuance costs and other refinancing costs	(156)	(4,556)
Preferred dividends paid	(340)	(340)
Net cash provided by (used in) financing activities	(6,249)	108,907
Net increase in cash and cash equivalents	9,242	19,324
Cash and cash equivalents, beginning of period	31,610	30,783
Cash and cash equivalents, end of period	$40,852	$50,107
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

The Company is subject to two major debt arrangements: (1) $99.0 million senior secured notes at WML that are collateralized by all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC, and (2) $252.0 million senior secured notes at the Parent level that are collateralized by the assets of the Parent, WRI, Kemmerer and ROVA.

These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, or the 2012 Form 10-K. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in its 2012 Form 10-K. Most of the descriptions of the accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading.

The Company received business interruption insurance proceeds in the first quarter of 2013 due to an explosion and subsequent fire at a customer’s facility. The Company recognizes income as business interruption losses are incurred and reimbursement is virtually assured. The Company reports this income in Other operating income and has recognized $4.8 million of income in the first quarter of 2013.

The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013.

Income Taxes

The difference between the statutory income tax rate and the effective income tax rate is due to a change in the valuation allowance.

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
During the second quarter of 2012, the Company revised its preliminary allocation of the purchase price for $2.2 million of deferred revenue. Adjustments to preliminary fair values are assumed to have been made as of the acquisition date. As a result, Revenues and Operating income for the first quarter of 2012 would have been higher and Net loss would have been lower by approximately $1.3 million. The results in the consolidated statements of operations for the three months ended March 31, 2012 reflect this adjustment. The remaining $0.9 million of deferred revenue was recognized as revenue in the second quarter of 2012.

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

Three Months Ended March 31, 2012
(In thousands)
Total Revenues
As reported	$147,236
Pro forma	$161,349

Operating Income
As reported	$9,085
Pro forma	$11,359

Net income (loss) applicable to common shareholders
As reported	$518
Pro forma	$1,580

Net income (loss) per share applicable to common shareholders
As reported	$0.04
Pro forma	$0.11

3.	ACCOUNTING POLICIES

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

4.	INVENTORIES
Inventories consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Coal stockpiles	$929	$989
Coal fuel inventories	5,227	3,048
Materials and supplies	35,402	34,954
Reserve for obsolete inventory	(1,137)	(1,257)
Total	$40,421	$37,734

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

5.	RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Coal Segment:
WML debt reserve account	$13,063	$13,062
Reclamation bond collateral:
Kemmerer Mine	24,702	24,702
Absaloka Mine	14,532	14,507
Rosebud Mine	12,495	12,495
Beulah Mine	1,270	1,270
Power Segment:
Letter of credit account	5,993	5,990
Corporate Segment:
Postretirement medical benefit bonds	8,972	8,593
Workers’ compensation bonds	6,609	6,590
Total restricted investments and bond collateral	$87,636	$87,209

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

The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at March 31, 2013 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$75,202	$75,202
Time deposits	8,430	8,430
Held-to-maturity securities	3,812	4,149
Available-for-sale securities	192	192
	$87,636	$87,973
For the three months ended March 31, 2013, the Company did not record any gains on the sale of available-for-sale securities held as restricted investments and bond collateral.
Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral

The amortized cost, gross unrealized holding gains and fair value of held-to-maturity securities at March 31, 2013 is as follows (in thousands):

Amortized cost	$3,812
Gross unrealized holding gains	337
Fair value	$4,149

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Maturities of held-to-maturity securities are as follows at March 31, 2013:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$486	$490
Due in five years or less	1,924	2,029
Due after five years to ten years	854	1,020
Due in more than ten years	548	610
	$3,812	$4,149

The Company does not intend to sell its held-to-maturity securities and it is not more likely than not that the Company will be required to sell the securities before recovery of amortized cost bases, which may be maturity.

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at March 31, 2013 is as follows (in thousands):

Cost basis	$175
Gross unrealized holding gains	17
Fair value	$192

6.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Company’s long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	March 31, 2013	December 31, 2012
	(In thousands)
10.75% senior notes due 2018	$252,000	$252,000
WML term debt due 2018	99,000	103,500
Capital lease obligations	13,457	13,926
Other	1,545	1,654
Debt discount	(9,716)	(10,091)
Total debt outstanding	356,286	360,989
Less current portion	(23,294)	(23,791)
Total debt outstanding, less current portion	$332,992	$337,198

In March 2013, the Company amended the WML Revolving Credit Agreement by extending the maturity date from June 26, 2013 to December 31, 2017. Issuance costs related to the amendment of $0.2 million have been capitalized. This Revolving Credit Agreement has a borrowing limit of $25.0 million.

Other than the foregoing, there were no significant changes to the Company's long-term debt subsequent to December 31, 2012. Information regarding the Company's debt is outlined in Note 5 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

7.	POSTRETIREMENT MEDICAL BENEFITS AND PENSION

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,109	$652
Interest cost	3,035	2,985
Amortization of deferred items	1,001	643
Total net periodic benefit cost	$5,145	$4,280
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Former mining operations	$3,119	$2,829
Current operations	2,026	1,451
Total net periodic benefit cost	$5,145	$4,280
The costs for the former mining operations are included in Heritage health benefit expenses and costs for current operations are included in Cost of sales and Selling and administrative expenses.
Pension

The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements.

The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$534	$440
Interest cost	1,625	1,448
Expected return on plan assets	(2,060)	(1,905)
Amortization of deferred items	741	729
Total net periodic pension cost	$840	$712
These costs are included in Cost of sales and Selling and administrative expenses.

The Company did not contribute cash to its pension plans in the three months ended March 31, 2013 and expects to make $3.4 million of pension plan contributions during the remainder of 2013.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

8.	HERITAGE HEALTH BENEFIT EXPENSES

The caption Heritage health benefit expenses used in the consolidated statements of operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Health care benefits	$3,176	$2,801
Combined benefit fund payments	576	561
Workers’ compensation benefits (credit)	116	121
Black lung benefits	83	327
Total	$3,951	$3,810

9.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLE, AND RECLAMATION DEPOSITS
The asset retirement obligation, contractual third-party reclamation receivable, and reclamation deposits for each of the Company’s mines and ROVA at March 31, 2013 are summarized below:

	Asset Retirement Obligation	Contractual Third-Party Reclamation Receivable	Reclamation Deposits
	(In thousands)
Rosebud	$118,441	$17,808	$73,100
Jewett	76,426	76,426	—
Absaloka	26,439	395	—
Beulah	18,441	—	—
Kemmerer	18,006	—	—
Savage	4,891	—	—
ROVA	845	—	—
Total	$263,489	$94,629	$73,100

Asset Retirement Obligations

Changes in the Company’s asset retirement obligations were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$263,847	$247,478
Accretion	5,481	5,283
Liabilities settled	(5,839)	(4,411)
Changes due to amount and timing of reclamation	—	(4,757)
ARO acquired	—	15,103
Asset retirement obligations, end of period	263,489	258,696
Less current portion	(23,154)	(16,050)
Asset retirement obligations, less current portion	$240,335	$242,646

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Contractual Third-Party Reclamation Receivables

The Company has recognized as an asset $94.6 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.

Reclamation Deposits

The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at March 31, 2013 are as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$44,022	$44,022	Level 1
Held-to-maturity securities	13,750	14,830	Level 2
Time deposits	14,289	14,289	Level 1
Available-for-sale securities	1,039	1,039	Level 1
	$73,100	$74,180

Held-to-Maturity and Available-for-Sale Reclamation Deposits

The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at March 31, 2013 are as follows (in thousands):

Amortized cost	$13,750
Gross unrealized holding gains	1,082
Gross unrealized holding losses	(2)
Fair value	$14,830

Maturities of held-to-maturity securities are as follows at March 31, 2013:

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$1,001	$1,005
Due in five years or less	6,027	6,477
Due after five years to ten years	4,191	4,508
Due in more than ten years	2,531	2,840
	$13,750	$14,830

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at March 31, 2013 are as follows (in thousands):

Cost basis	$1,000
Gross unrealized holding gains	39
Fair value	$1,039

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

10.	FAIR VALUE MEASUREMENTS

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

The table below sets forth, by level, the Company’s financial assets that are accounted for at fair value at March 31, 2013:

Level 1
(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$192
Available-for-sale investments included in Reclamation deposits	1,039
Total assets	$1,231

Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates as of March 31, 2013 (Level 3). The estimated fair values of the Company’s debt with fixed interest rates are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2012	$345,408	$359,753
March 31, 2013	$341,284	$366,292

The Company’s non-recurring fair value measurements include asset retirement obligations (refer to Note 9) and the purchase price allocations for the fair value of assets and liabilities acquired through business combinations (refer to Note 2).

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

11.	SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Preferred Stock

The Company outstanding Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. The Company has paid $0.3 million of preferred stock dividends during the first three months of 2013.

Changes in Accumulated Other Comprehensive Income

The following table reflects the changes in Accumulated Other Comprehensive Income by component:

	Pension	Postretirement Medical Benefits	Available for Sale Securities	Tax Effect of Other Comprehensive Income Gains	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2012	(44,718)	(77,528)	57	(26,156)	(148,345)
Amounts reclassified from accumulated other comprehensive income	741	1,001	—	—	1,742
Balance at March 31, 2013	(43,977)	(76,527)	57	(26,156)	(146,603)
The following table reflects the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 (in thousands):

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income [1]	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Actuarial losses	741	[2]
Amortization of postretirement medical items
Prior service costs	(159)	[3]
Actuarial losses	1,160	[3]
	1,001	Total
____________________

(1)	Amounts in parentheses indicate debits to income/loss.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 7 - Pensions for additional details)

(3)
These accumulated other comprehensive income components are included in the computation of net periodic postretirement medical cost. (See Note 7 - Postretirement Medical Benefits for additional details)

12.	SHARE-BASED COMPENSATION

The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$1,663	$744
Contributions of stock to the Company’s 401(k) plan	723	1,158
Total share-based compensation expense	$2,386	$1,902

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Restricted Stock Units

A summary of restricted stock award activity for three months ended March 31, 2013 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2012	680,173	$8.88
Non-vested at March 31, 2013	680,173	$8.88	$3,378	(1)
____________________

(1)	Expected to be recognized over the next three years.

In April 2013, 54,730 restricted stock units were granted, of which 27,366 units will vest ratably over a three-year period. The remaining 27,364 units are performance-based, which will vest and pay out at the end of a three-year period if performance goals are met.

Stock Options and Stock Appreciation Rights (SARs)

No activity occurred with stock options or SARs during the three months ended March 31, 2013.

13.   EARNINGS PER SHARE

Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, and restricted stock units. No such items were included in the computation of diluted loss per share in the three months ended March 31, 2013 because the Company incurred a loss from operations in this period and the effect of inclusion would have been anti-dilutive.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Income (loss) for basic earnings per share calculation:
Net income (loss) allocated to common shareholders	(2,725)	518
Weighted average shares outstanding:
Basic weighted average shares outstanding	14,282	13,861
Effect of restricted stock units, stock options and SARS	—	107
Diluted weighted average shares outstanding	14,282	13,968

The table below shows the number of shares that were excluded from the calculation of diluted income (loss) per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Convertible securities	1,093	1,093
Restricted stock units, stock options and SARs	978	519
Total shares excluded from diluted shares calculation	2,071	1,612

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

14.   BUSINESS SEGMENT INFORMATION

Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization, reporting of revenue, and operating income.

The Company’s operations are classified into four reporting segments: coal, power, heritage and corporate.

Summarized financial information by segment is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended March 31, 2013
Revenues	$142,112	$19,336	$—	$—	$161,448
Operating income (loss)	13,472	(1,003)	(4,175)	(2,560)	5,734
Depreciation, depletion, and amortization	11,801	2,531	—	94	14,426
Total assets	711,128	186,309	15,877	29,701	943,015
Capital expenditures	5,010	134	—	157	5,301
Three Months Ended March 31, 2012
Revenues	$126,514	$20,722	$—	$—	$147,236
Operating income (loss)	14,437	2,789	(4,010)	(4,131)	9,085
Depreciation, depletion, and amortization	10,682	2,499	—	108	13,289
Total assets	698,592	195,123	14,248	47,039	955,002
Capital expenditures	3,936	511	—	(27)	4,420

A reconciliation of segment income (loss) from operations to loss before income taxes follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Income (loss) from operations	$5,734	$9,085
Interest expense	(10,160)	(9,883)
Interest income	297	406
Other income (loss)	70	177
Loss before income taxes	$(4,059)	$(215)

15.	CONTINGENCIES

Contingencies

The Company is a party to routine claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. After conferring with counsel, it is the opinion of management that the ultimate resolution of pending claims will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS
March 31, 2013
(In thousands)

Assets	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$10,971	$4,807	$6,698	$18,376	$—	$40,852
Receivables:
Trade	—	10,133	14,506	35,579	—	60,218
Contractual third-party reclamation receivables	—	—	56	10,484	—	10,540
Intercompany receivable/payable	(5,940)	—	3,944	(30,992)	32,988	—
Other	28	—	18,195	1,071	(16,326)	2,968
	(5,912)	10,133	36,701	16,142	16,662	73,726
Inventories	—	5,228	17,291	17,902	—	40,421
Other current assets	6,249	298	8,228	5,358	—	20,133
Total current assets	11,308	20,466	68,918	57,778	16,662	175,132
Property, plant and equipment:
Land and mineral rights	—	1,395	94,337	168,757	—	264,489
Plant and equipment	3,443	219,948	216,989	198,523	—	638,903
	3,443	221,343	311,326	367,280	—	903,392
Less accumulated depreciation, depletion and amortization	2,457	64,005	113,261	219,621	—	399,344
Net property, plant and equipment	986	157,338	198,065	147,659	—	504,048
Advanced coal royalties	—	—	500	3,762	—	4,262
Reclamation deposits	—	—	—	73,100	—	73,100
Restricted investments and bond collateral	15,581	5,993	39,233	26,829	—	87,636
Contractual third-party reclamation receivables	—	—	339	83,750	—	84,089
Intangible assets	—	2,513	—	271	—	2,784
Investment in subsidiaries	241,373	—	(792)	3,770	(244,351)	—
Other assets	9,878	—	622	3,464	(2,000)	11,964
Total assets	$279,126	$186,310	$306,885	$400,383	$(229,689)	$943,015

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS
March 31, 2013
(In thousands)

Liabilities and Shareholders’ Deficit	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current liabilities
Current installments of long-term debt	$(1,594)	$—	$1,578	$23,310	$—	$23,294
Accounts payable and accrued expenses:
Trade	3,369	10,955	12,710	46,577	(16,317)	57,294
Production taxes	—	407	12,332	25,415	—	38,154
Workers’ compensation	815	—	—	—	—	815
Postretirement medical benefits	12,494	—	87	1,487	—	14,068
SERP	390	—	—	—	—	390
Deferred revenue	—	9,105	4,700	1,580	—	15,385
Asset retirement obligations	—	—	3,524	19,630	—	23,154
Other current liabilities	4,537	—	3	997	(9)	5,528
Total current liabilities	20,011	20,467	34,934	118,996	(16,326)	178,082
Long-term debt, less current installments	245,878	—	2,113	87,001	(2,000)	332,992
Workers’ compensation, less current portion	8,524	—	—	—	—	8,524
Excess of black lung benefit obligation over trust assets	8,439	—	—	—	—	8,439
Postretirement medical benefits, less current portion	223,448	—	57,459	39,852	—	320,759
Pension and SERP obligations, less current portion	29,043	287	19,523	5,398	—	54,251
Deferred revenue, less current portion	—	47,995	—	6,493	—	54,488
Asset retirement obligations, less current portion	—	847	40,918	198,570	—	240,335
Intangible liabilities	—	6,370	—	—	—	6,370
Other liabilities	6,030	—	17,396	1,879	—	25,305
Intercompany receivable/payable	24,281	—	(8,840)	17,730	(33,171)	—
Total liabilities	565,654	75,966	163,503	475,919	(51,497)	1,229,545
Shareholders’ deficit
Preferred stock	160	—	—	—	—	160
Common stock	35,912	5	110	132	(247)	35,912
Other paid-in capital	132,828	52,813	94,632	63,046	(210,491)	132,828
Accumulated other comprehensive loss	(146,603)	(366)	(4,986)	(24,087)	29,439	(146,603)
Accumulated earnings (deficit)	(292,450)	57,892	53,626	(114,627)	3,107	(292,452)
Total Westmoreland Coal Company shareholders’ deficit	(270,153)	110,344	143,382	(75,536)	(178,192)	(270,155)
Noncontrolling interest	(16,375)	—	—	—	—	(16,375)
Total equity (deficit)	(286,528)	110,344	143,382	(75,536)	(178,192)	(286,530)
Total liabilities and shareholders’ deficit	$279,126	$186,310	$306,885	$400,383	$(229,689)	$943,015

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2013
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$19,336	$50,687	$100,401	$(8,976)	$161,448
Costs and expenses:
Cost of sales	—	16,954	40,421	82,022	(8,976)	130,421
Depreciation, depletion and amortization	94	2,531	5,189	6,612	—	14,426
Selling and administrative	3,054	855	2,637	5,341	—	11,887
Heritage health benefit expenses	3,689	—	—	262	—	3,951
Gain on sales of assets	—	—	(133)	(101)	—	(234)
Other operating income	—	—	(4,737)	—	—	(4,737)
	6,837	20,340	43,377	94,136	(8,976)	155,714
Operating income (loss)	(6,837)	(1,004)	7,310	6,265	—	5,734
Other income (expense):
Interest expense	(7,584)	(10)	(74)	(2,500)	8	(10,160)
Interest income	30	10	44	221	(8)	297
Other income (loss)	—	—	92	(22)	—	70
	(7,554)	—	62	(2,301)	—	(9,793)
Income (loss) before income taxes and income of consolidated subsidiaries	(14,391)	(1,004)	7,372	3,964	—	(4,059)
Equity in income of subsidiaries	10,304	—	—	—	(10,304)	—
Loss before income taxes	(4,087)	(1,004)	7,372	3,964	(10,304)	(4,059)
Income tax expense (benefit)	—	—	496	2,823	(3,291)	28
Net income (loss)	(4,087)	(1,004)	6,876	1,141	(7,013)	(4,087)
Less net loss attributable to noncontrolling interest	(1,702)	—	—	—	—	(1,702)
Net income (loss) attributable to the Parent company	$(2,385)	$(1,004)	$6,876	$1,141	$(7,013)	$(2,385)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2012
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$20,722	$38,191	$95,416	$(7,093)	$147,236
Costs and expenses:
Cost of sales	—	14,497	25,856	77,503	(7,093)	110,763
Depreciation, depletion and amortization	108	2,498	3,779	6,904	—	13,289
Selling and administrative	3,067	937	3,359	7,699	(1,527)	13,535
Heritage health benefit expenses	3,569	—	—	241	—	3,810
Loss on sales of assets	—	—	—	38	—	38
Other operating loss (income)	—	—	(4,812)	1	1,527	(3,284)
	6,744	17,932	28,182	92,386	(7,093)	138,151
Operating income (loss)	(6,744)	2,790	10,009	3,030	—	9,085
Other income (expense):
Interest expense	(6,900)	(10)	(94)	(2,899)	20	(9,883)
Interest income	50	2	53	321	(20)	406
Other income	52	—	24	101	—	177
	(6,798)	(8)	(17)	(2,477)	—	(9,300)
Income (loss) before income taxes and income of consolidated subsidiaries	(13,542)	2,782	9,992	553	—	(215)
Equity in income of subsidiaries	13,292	—	—	—	(13,292)	—
Income (loss) before income taxes	(250)	2,782	9,992	553	(13,292)	(215)
Income tax expense (benefit)	(28)	—	538	1,619	(2,122)	7
Net income (loss)	(222)	2,782	9,454	(1,066)	(11,170)	(222)
Less net loss attributable to noncontrolling interest	(1,080)	—	—	—	—	(1,080)
Net income (loss) attributable to the Parent company	$858	$2,782	$9,454	$(1,066)	$(11,170)	$858

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2013
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net income (loss)	$(4,087)	$(1,004)	$6,876	$1,141	$(7,013)	$(4,087)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	741	6	—	193	(199)	741
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	1,001	—	—	213	(213)	1,001
Other comprehensive income (loss)	1,742	6	—	406	(412)	1,742
Comprehensive income (loss) attributable to Westmoreland Coal Company	$(2,345)	$(998)	$6,876	$1,547	$(7,425)	$(2,345)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2012
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net income (loss)	$(222)	$2,782	$9,454	$(1,066)	$(11,170)	$(222)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	729	5	—	186	(191)	729
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	643	—	—	243	(243)	643
Tax effect of other comprehensive income gains	(504)	—	—	—	—	(504)
Unrealized and realized gains and losses on available-for-sale securities	(69)	—	1	(18)	17	(69)
Other comprehensive income (loss)	799	5	1	411	(417)	799
Comprehensive income (loss) attributable to Westmoreland Coal Company	$577	$2,787	$9,455	$(655)	$(11,587)	$577

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2013
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(4,087)	$(1,004)	$6,876	$1,141	$(7,013)	$(4,087)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	10,304	—	—	—	(10,304)	—
Depreciation, depletion, and amortization	94	2,531	5,189	6,612	—	14,426
Accretion of asset retirement obligation and receivable	—	16	1,050	2,114	—	3,180
Amortization of intangible assets and liabilities, net	—	156	—	8	—	164
Share-based compensation	682	10	681	1,013	—	2,386
Gain on sale of assets	—	—	(133)	(101)	—	(234)
Amortization of deferred financing costs	771	—	13	149	—	933
Loss on investments	—	—	7	—	—	7
Changes in operating assets and liabilities:
Receivables, net	49	2,885	(2,467)	(3,355)	3,008	120
Inventories	—	(2,181)	(753)	247	—	(2,687)
Excess of black lung benefit obligation over trust assets	83	—	—	—	—	83
Accounts payable and accrued expenses	(8,202)	5,960	(10)	6,979	(1,482)	3,245
Deferred revenue	—	(1,927)	1,703	384	—	160
Income tax payable	—	—	(1,679)	1,706	—	27
Accrual for workers’ compensation	(191)	—	—	—	—	(191)
Asset retirement obligations	—	—	(190)	(3,017)	—	(3,207)
Accrual for postretirement medical benefits	(100)	—	1,478	607	—	1,985
Pension and SERP obligations	320	4	177	241	—	742
Other assets and liabilities	(187)	465	(195)	4,081	—	4,164
Net cash provided by (used in) operating activities	(464)	6,915	11,747	18,809	(15,791)	21,216
Cash flows from investing activities:
Distributions received from subsidiaries	19,600	—	—	—	(19,600)	—
Additions to property, plant and equipment	(157)	(134)	(4,224)	(786)	—	(5,301)
Change in restricted investments and bond collateral and reclamation deposits	(398)	(3)	(151)	(5,883)	—	(6,435)
Net proceeds from sales of assets	—	—	309	132	—	441

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Proceeds from the sale of investments	—	—	120	5,499	—	5,619
Receivable from customer for property and equipment purchases	—	—	—	(49)	—	(49)
Net cash provided by (used in) investing activities	19,045	(137)	(3,946)	(1,087)	(19,600)	(5,725)
Cash flows from financing activities:
Change in book overdrafts	—	—	(7)	827	—	820
Repayments of long-term debt	—	—	(713)	(5,860)	—	(6,573)
Borrowings on revolving lines of credit	—	—	—	6,000	—	6,000
Repayments on revolving lines of credit	—	—	—	(6,000)	—	(6,000)
Debt issuance costs and other refinancing costs	—	—	—	(156)	—	(156)
Dividends/distributions	(340)	(6,500)	(8,000)	(5,100)	19,600	(340)
Transactions with Parent/affiliates	(22,106)	(16)	2,255	4,076	15,791	—
Net cash provided by (used in) financing activities	(22,446)	(6,516)	(6,465)	(6,213)	35,391	(6,249)
Net increase (decrease) in cash and cash equivalents	(3,865)	262	1,336	11,509	—	9,242
Cash and cash equivalents, beginning of year	14,836	4,545	5,362	6,867	—	31,610
Cash and cash equivalents, end of year	$10,971	$4,807	$6,698	$18,376	$—	$40,852

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2012
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(222)	$2,782	$9,454	$(1,066)	$(11,170)	$(222)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	13,292	—	—	—	(13,292)	—
Depreciation, depletion, and amortization	108	2,498	3,779	6,904	—	13,289
Accretion of asset retirement obligation and receivable	—	15	826	2,012	—	2,853
Amortization of intangible assets and liabilities, net	—	155	—	7	—	162
Non-cash tax benefits	(504)	—	—	—	—	(504)
Share-based compensation	737	9	121	1,035	—	1,902
Loss on sale of assets	—	—	—	38	—	38
Amortization of deferred financing costs	604	—	91	162	—	857
Gain on investments securities	(52)	—	—	—	—	(52)
Changes in operating assets and liabilities:
Receivables, net	(3)	794	(15,621)	5,699	1,761	(7,370)
Inventories	—	(359)	(156)	(980)	—	(1,495)
Excess of black lung benefit obligation over trust assets	327	—	—	—	—	327
Accounts payable and accrued expenses	(3,724)	(297)	7,679	(82)	(1,606)	1,970
Deferred revenue	—	(2,173)	1,371	716	—	(86)
Accrual for workers’ compensation	(80)	—	—	—	—	(80)
Asset retirement obligations	—	—	(19)	(2,423)	—	(2,442)
Accrual for postretirement medical benefits	(35)	—	873	586	—	1,424
Pension and SERP obligations	271	3	103	220	—	597
Other assets and liabilities	357	(218)	1,590	91	—	1,820
Net cash provided by (used in) operating activities	11,076	3,209	10,091	12,919	(24,307)	12,988
Cash flows from investing activities:
Distributions received from subsidiaries	3,500	—	—	—	(3,500)	—
Additions to property, plant and equipment	27	(511)	(1,171)	(2,765)	—	(4,420)
Change in restricted investments and bond collateral and reclamation deposits	(809)	(2)	(24,736)	114	—	(25,433)
Cash payments related to acquisitions and other	4,000	—	(76,522)	—	—	(72,522)
Net proceeds from sales of assets	—	—	20	—	—	20
Proceeds from the sale of investments	375	—	—	—	—	375

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Receivable from customer for property and equipment purchases	—	—	—	(591)	—	(591)
Net cash provided by (used in) investing activities	7,093	(513)	(102,409)	(3,242)	(3,500)	(102,571)
Cash flows from financing activities:
Change in book overdrafts	140	(259)	2	1	—	(116)
Borrowings from long-term debt	119,364	—	—	—	—	119,364
Repayments of long-term debt	—	—	(593)	(4,852)	—	(5,445)
Debt issuance costs and other refinancing costs	(4,556)	—	—	—	—	(4,556)
Dividends/distributions	(340)	—	—	(3,500)	3,500	(340)
Transactions with Parent/affiliates	(126,524)	44	95,462	6,711	24,307	—
Net cash provided by (used in) financing activities	(11,916)	(215)	94,871	(1,640)	27,807	108,907
Net increase (decrease) in cash and cash equivalents	6,253	2,481	2,553	8,037	—	19,324
Cash and cash equivalents, beginning of year	26,141	6	143	4,493	—	30,783
Cash and cash equivalents, end of year	$32,394	$2,487	$2,696	$12,530	$—	$50,107

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about our expectation that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future, our anticipated cash spend on heritage health and pension obligations, the timing of when our customer's plant will be back online, and the possibility that we may from time to time use available cash to repurchase our 10.75% Senior Notes on the open market.
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

•	other factors that are described in “Risk Factors” in our 2012 Form 10-K and any subsequent quarterly filing on Form 10-Q
Unless otherwise specified, the forward-looking statements in this report speak as of the filing date of this report. Factors or events that could cause our actual results to differ may emerge from time-to-time, and it is not possible for us to

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

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

Xcel Fire
In November 2011, an explosion and subsequent fire occurred at Unit 3 of Xcel Energy's Sherburne County Generating Station, or Unit 3, which is the largest customer of our Absaloka Mine. Xcel indicated that Unit 3 will be offline for an extended period while Xcel investigates the source of the explosion and the extent of the damage. Sherburne County Generating Station has indicated a start up date of September 2013. Westmoreland Resources, Inc., or WRI, our wholly owned subsidiary that operates the Absaloka Mine, maintains business interruption insurance coverage and submitted a notice of loss to its insurance carriers. Our insurance carriers have accepted liability under the policy for the business interruption claim. We recognize income as business interruption losses are incurred and reimbursement is virtually assured and have recognized $4.8 million of income and received $3.2 million of cash proceeds for the three months ended March 31, 2013. Insurance proceeds are included in Net cash provided by operating activities.
Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Summary
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2013	2012	$	%
	(In millions)
Revenues	$161.4	$147.2	$14.2	9.6%
Net income (loss) applicable to common shareholders	(2.7)	0.5	(3.2)	(640.0)%
Adjusted EBITDA(1)	25.7	27.3	(1.6)	(5.9)%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our first quarter 2013 revenues increased primarily due to the Kemmerer acquisition and increased tonnage due to stronger power demand and favorable weather conditions. These increases were partially offset by an unplanned customer outage at our Beulah Mine and a planned annual maintenance outage at our ROVA power plant, which in 2012 occurred during the second quarter.
Our first quarter 2013 net income applicable to common shareholders decreased by $3.2 million. The primary factors, in aggregate, driving this decrease in net income were:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Three Months Ended March 31, 2013
(In millions)
Decrease in our power segment operating income due to a planned annual maintenance outage	$(3.8)
Increase in interest expense resulting from the Kemmerer acquisition debt	(0.3)
Increase in our coal segment primarily due to the Kemmerer acquisition, partially offset by the Beulah Mine customer outage	0.5
Increase due to other factors	0.4
Total	$(3.2)
Coal Segment Operating Results
The following table shows comparative coal revenues, operating income and sales volume, and percentage changes between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands, except per ton data)
Revenues	$142,112	$126,514	$15,598	12.3%
Operating income	13,472	14,437	(965)	(6.7)%
Adjusted EBITDA(1)	29,906	29,158	748	2.6%
Tons sold—millions of equivalent tons	6.1	5.5	0.6	10.9%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our first quarter 2013 coal segment revenues and tons sold increased primarily due to the Kemmerer acquisition and increased tonnage due to stronger power demand and favorable weather conditions. These increases were partially offset by an unplanned customer outage at our Beulah Mine. Our first quarter 2013 coal segment operating income decreased primarily due to increased royalties and timing of maintenance costs at our Kemmerer Mine and the Beulah Mine customer outage.
Power Segment Operating Results
The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Revenues	$19,336	$20,722	$(1,386)	(6.7)%
Operating income	(1,003)	2,789	(3,792)	(136.0)%
Adjusted EBITDA(1)	1,709	5,467	(3,758)	(68.7)%
Megawatts hours	340	373	(33)	(8.8)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our first quarter 2013 power segment revenues, operating income and megawatt hours decreased due to a planned annual maintenance outage at our ROVA power plant. In 2012, this planned maintenance outage occurred during the second quarter.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Heritage segment operating expenses	$4,175	$4,010	$165	4.1%
Our first quarter 2013 heritage segment operating expenses are comparable to the first quarter of 2012.
Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Corporate segment operating expenses	$2,560	$4,131	$(1,571)	(38.0)%
Our first quarter 2013 corporate segment operating expenses decreased primarily due to a deductible on a claim paid by our captive insurance entity to our subsidiary related to the business interruption claim at our Absaloka Mine during the first quarter of 2012, however this expense was offset by proceeds recorded in the coal segment and thus had no impact on a consolidated basis.
Nonoperating Results (including interest expense, interest income, other income (loss), income tax expense, and net loss attributable to noncontrolling interest)
Our interest expense for the first quarter of 2013 increased to $10.2 million compared with $9.9 million for the first quarter of 2012 primarily due to the higher overall debt levels resulting from the Kemmerer acquisition debt.
Our interest income, other income (loss), and income tax expense for the first quarter of 2013 is comparable to the first quarter of 2012.
Our loss attributable to noncontrolling interest for the first quarter of 2013 increased to $1.7 million compared with $1.1 million for the first quarter of 2012 related to increased losses from a partially owned consolidated subsidiary.
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
AND RESULTS OF OPERATIONS (CONT.)

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
The tables below show how we calculated Adjusted EBITDA, including a breakdown by segment, and reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. Concerning the presentation of data for the Year Ended December 31, 2012 in the table below, please refer to our Annual Report on 2012 Form 10-K for additional information regarding our financial results. The Twelve Months Ended March 31, 2013 column is calculated from the prior three columns.

	Three Months Ended March 31,		Year Ended December 31,	Twelve Months Ended March 31,
	2013	2012	2012	2013
	(In thousands)
Reconciliation of Adjusted EBITDA to Net loss
Net loss	$(4,087)	$(222)	$(13,662)	$(17,527)

Income tax expense from continuing operations	28	7	90	111
Other income	(70)	(177)	(723)	(616)
Interest income	(297)	(406)	(1,496)	(1,387)
Loss on extinguishment of debt	—	—	1,986	1,986
Interest expense	10,160	9,883	42,677	42,954
Depreciation, depletion and amortization	14,426	13,289	57,145	58,282
Accretion of ARO and receivable	3,180	2,853	12,189	12,516
Amortization of intangible assets and liabilities	164	162	658	660
EBITDA	23,504	25,389	98,864	96,979

(Gain)/loss on sale of assets	(234)	38	528	256
Share-based compensation	2,386	1,902	6,040	6,524
Adjusted EBITDA	$25,656	$27,329	$105,432	$103,759

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Adjusted EBITDA by Segment
Coal	$29,906	$29,158
Power	1,709	5,467
Heritage	(4,175)	(4,010)
Corporate	(1,784)	(3,286)
Total	$25,656	$27,329

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Adjusted EBITDA
Guarantor and Issuer	$9,744	$14,301
Non-Guarantor	15,912	13,028
Total	$25,656	$27,329
Liquidity and Capital Resources
We had the following liquidity at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(In millions)
Cash and cash equivalents	$40.9	$31.6
WML revolving line of credit	23.1	23.1
Corporate revolving line of credit	20.0	20.0
Total	84.0	74.7
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
Under the indenture governing the 10.75% Senior Notes, we are required to offer a portion of our Excess Cash Flow (as defined by the indenture) for each fiscal year to purchase some of these notes at 100% of the principal amount. While we did repurchase $23.0 million of 10.75% Senior Notes during 2012, we did not have Excess Cash Flow for the year ended December 31, 2012. In addition to any Excess Cash Flow redemption required under the indenture, the Company may continue to use available cash to repurchase these notes on the open market, as permitted by the indenture.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Debt Obligations
10.75% Senior Notes
The 10.75% Senior Notes were outstanding in the principal amount of $252 million at March 31, 2013. Interest is due at an annual fixed rate of 10.75% and paid in cash semi-annually, in arrears, on February 1 and August 1 of each year. The 10.75% Senior Notes mature February 1, 2018 and contain provisions that affect our sources of liquidity, such as limitations on our ability to enter into new capital leases and other forms of credit. The notes are fully and unconditionally guaranteed by ROVA, Kemmerer, WRI and their respective subsidiaries (other than Absaloka Coal, LLC) and by certain other subsidiaries.
2012 Revolving Credit Agreement
Our 2012 Revolving Credit Agreement has a borrowing limit of $20.0 million and an expiration date of June 30, 2017. At March 31, 2013, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit.
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
The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a fixed charge coverage ratio and an EBITDA measure. The fixed charge coverage ratio must meet or exceed a specified minimum. The EBITDA covenant requires a minimum amount of EBITDA to be achieved. We met these covenant requirements as of March 31, 2013. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, WRI, Kemmerer and ROVA.
WML Term Debt and Revolving Credit Agreement
WML had $99.0 million of fixed rate term debt outstanding at March 31, 2013. This term debt matures March 31, 2018, and bears an annual fixed rate of 8.02%, payable quarterly. The principal on the WML notes is scheduled to be paid as follows (in millions):

2013 remaining	$13.5
2014	18.0
2015	20.0
2016	20.0
2017	22.0
2018	5.5
In March 2013, we amended the WML Revolving Credit Agreement by extending the maturity date from June 26, 2013 to December 31, 2017. WML's revolving line of credit has a borrowing limit of $25.0. The interest rate under the revolving line of credit at March 31, 2013 was 3.75% per annum. At March 31, 2013, WML had no outstanding balance under the revolving line of credit and the revolving line of credit supports a letter of credit of $1.9 million, leaving it with $23.1 million of borrowing availability. WML's revolving line of credit is only available to fund the operations of its respective subsidiaries.
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
The debt service coverage ratio covenant requires that at the end of each quarter WML's ratio of EBITDA less unfinanced capital expenditures to debt service (all defined) for the four quarters then ended meets or exceeds a specified minimum. The coverage ratio as of March 31, 2013 was 1.58 and the specified minimum was 1.30. The leverage ratio covenant requires that WML not permit the ratio of total debt at the end of each quarter to EBITDA (both as defined) for the

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

four quarters then ended to be greater than a specified amount. The leverage ratio as of March 31, 2013 was 1.74, which did not exceed the maximum amount of 2.25. WML met all of its covenant requirements as of March 31, 2013.
WML's term debt and revolving credit facility are secured by substantially all of the assets of WML and its subsidiaries (other than Texas Westmoreland Coal Co., or TWCC), our membership interests in WML, including certain dividends and other proceeds from such interests, and substantially all of the stock of WML's subsidiaries other than TWCC.
Gross and Net Leverage Ratios

These ratios are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We use these ratios to assess our progress in reducing our aggregate debt levels. Refer to the Results of Operations section for the reconciliation of Adjusted EBITDA to net loss.

	March 31,	December 31,
	2013	2012
	(In millions)
Gross debt	356.3	361.0
Less:
Cash and cash equivalents	40.9	31.6
WML debt reserve account	13.1	13.1

Net debt	302.3	316.3

Adjusted EBITDA (for the twelve months ended)	103.8	105.4

Gross leverage ratio	3.43	3.43
Net leverage ratio	2.91	3.00
Heritage Health Costs and Pension Contributions
Our liquidity continues to be affected by our heritage health and pension obligations as follows:

	Three Months Ended March 31,		2013 Remaining Expected Amounts
	2013	2012
	(In millions)
Postretirement medical benefits	$3.1	$2.9	$10.1
CBF premiums	0.6	0.6	1.3
Workers’ compensation benefits	0.2	0.1	0.3
Total heritage health payments	3.9	3.6	11.7

Pension contributions	—	—	3.4
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash provided by (used in):
Operating activities	$21,216	$12,988
Investing activities	(5,725)	(102,571)
Financing activities	(6,249)	108,907

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Cash provided by operating activities increased $8.2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the Kemmerer acquisition.

Cash used in investing activities decreased $96.8 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the Kemmerer acquisition. Capital expenditures were $5.3 million and $4.4 million for the three months ended March 31, 2013 and 2012, respectively.

Cash provided by financing activities decreased $115.2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the Kemmerer acquisition debt. Debt repayments were $6.6 million and $5.4 million for the three months ended March 31, 2013 and 2012, respectively.

Our working capital deficit at March 31, 2013 decreased by $8.6 million to $3.0 million compared to an 11.6 million deficit at December 31, 2012 primarily due to increased cash from operations described above.
Critical Accounting Policies and Estimates

Please refer to the corresponding section in Part II, Item 7 of our 2012 Form 10-K and the footnote disclosures included in Part I, Item I of this report for a discussion of our accounting policies and estimates.
Recent Accounting Pronouncements

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

Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material changes in our market risk during the three months ended March 31, 2013. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item  7A of our 2012 Form 10-K.

ITEM 4	— CONTROLS AND PROCEDURES.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2013. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.

Additionally, there have been no changes in internal control over financial reporting that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1	— LEGAL PROCEEDINGS.
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

ITEM 1A	— RISK FACTORS.

We have disclosed under the heading “Risk Factors” in our 2012 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2012 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.

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

ITEM 6	— Exhibits

See Exhibit Index at page 45 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	April 30, 2013	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer and Treasurer (Principal Financial Officer and A Duly Authorized Officer)

Date:	April 30, 2013	/s/ Russell H. Werner
Russell H. Werner
Controller (Principal Accounting Officer and A Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith	Submitted Herewith

10.1	Second Amendment to Amended and Restated Credit Agreement dated as of March 21, 2013					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101
Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2013 furnished in XBRL). Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”
X