Form 10-Q
period 2013-06-30
WESTMORELAND COAL Co
filed 2013-07-26
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 25, 2013: 14,592,231 shares of common stock, $2.50 par value.

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2013	December 31, 2012
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$36,274	$31,610
Receivables:
Trade	56,916	60,037
Contractual third-party reclamation receivables	10,886	10,207
Other	2,972	3,220
	70,774	73,464
Inventories	39,711	37,734
Other current assets	19,418	16,504
Total current assets	166,177	159,312
Property, plant and equipment:
Land and mineral rights	262,845	261,741
Plant and equipment	653,531	635,720
	916,376	897,461
Less accumulated depreciation, depletion and amortization	413,957	384,621
Net property, plant and equipment	502,419	512,840
Advanced coal royalties	5,226	4,316
Reclamation deposits	73,744	72,718
Restricted investments and bond collateral	88,079	87,209
Contractual third-party reclamation receivables, less current portion	82,501	84,158
Intangible assets, net of accumulated amortization of $13.3 million and $12.4 million at June 30, 2013 and December 31, 2012, respectively	2,364	3,203
Other assets	13,093	12,359
Total Assets	$933,603	$936,115
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

	(Unaudited)
	June 30, 2013	December 31, 2012
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$22,710	$23,791
Accounts payable and accrued expenses:
Trade	54,860	52,093
Production taxes	35,612	33,228
Workers’ compensation	810	820
Postretirement medical benefits	14,068	14,068
SERP	390	390
Deferred revenue	11,612	12,822
Asset retirement obligations	24,105	22,238
Other current liabilities	13,149	11,462
Total current liabilities	177,316	170,912
Long-term debt, less current installments	326,326	337,198
Workers’ compensation, less current portion	8,436	8,710
Excess of black lung benefit obligation over trust assets	8,075	8,356
Postretirement medical benefits, less current portion	321,867	319,775
Pension and SERP obligations, less current portion	54,022	54,250
Deferred revenue, less current portion	51,887	56,891
Asset retirement obligations, less current portion	239,046	241,609
Intangible liabilities, net of accumulated amortization of $11.9 million and $11.4 million at June 30, 2013 and December 31, 2012, respectively	6,115	6,625
Other liabilities	22,073	18,020
Total liabilities	1,215,163	1,222,346
Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 159,960 shares at June 30, 2013 and December 31, 2012	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares;
Issued and outstanding 14,549,409 shares at June 30, 2013 and 14,201,411 shares at December 31, 2012	36,372	35,502
Other paid-in capital	133,495	130,852
Accumulated other comprehensive loss	(144,637)	(148,345)
Accumulated deficit	(293,074)	(289,727)
Total Westmoreland Coal Company shareholders’ deficit	(267,684)	(271,558)
Noncontrolling interest	(13,876)	(14,673)
Total deficit	(281,560)	(286,231)
Total Liabilities and Shareholders’ Deficit	$933,603	$936,115
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenues	$162,499	$132,842	$323,947	$280,078
Cost, expenses and other:
Cost of sales	130,528	111,078	260,949	222,817
Depreciation, depletion and amortization	15,397	13,720	29,823	27,009
Selling and administrative	11,969	12,933	23,855	25,492
Heritage health benefit expenses	3,109	4,052	7,060	7,862
Loss (gain) on sales of assets	(74)	239	(308)	277
Other operating income	(10,405)	(4,918)	(15,142)	(8,203)
	150,524	137,104	306,237	275,254
Operating income (loss)	11,975	(4,262)	17,710	4,824
Other income (expense):
Interest expense	(10,076)	(11,032)	(20,236)	(20,915)
Loss on extinguishment of debt	(64)	—	(64)	—
Interest income	280	490	577	895
Other income	130	237	198	414
	(9,730)	(10,305)	(19,525)	(19,606)
Income (loss) before income taxes	2,245	(14,567)	(1,815)	(14,782)
Income tax expense (benefit)	28	(921)	55	(914)
Net loss	2,217	(13,646)	(1,870)	(13,868)
Less net income (loss) attributable to noncontrolling interest	2,499	(1,563)	797	(2,643)
Net income (loss) attributable to the Parent company	(282)	(12,083)	(2,667)	(11,225)
Less preferred stock dividend requirements	340	340	680	680
Net loss applicable to common shareholders	$(622)	$(12,423)	$(3,347)	$(11,905)
Net loss per share applicable to common shareholders:
Basic and diluted	$(0.04)	$(0.89)	$(0.23)	$(0.85)
Weighted average number of common shares outstanding
Basic and diluted	14,495	13,991	14,389	13,926
See accompanying Notes to Consolidated Financial Statements.

W0ESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
			(In thousands)
Net income (loss)	$2,217	$(13,646)	$(1,870)	$(13,868)
Other comprehensive income
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	1,004	729	1,745	1,458
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	1,001	643	2,002	1,286
Tax effect of other comprehensive income gains	—	(471)	—	(975)
Unrealized and realized gains and losses on available-for-sale securities	(39)	(154)	(39)	(223)
Other comprehensive income	1,966	747	3,708	1,546
Comprehensive income (loss) attributable to Westmoreland Coal Company	$4,183	$(12,899)	$1,838	$(12,322)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Deficit
Six Months Ended June 30, 2013
(Unaudited)

	Preferred Stock		Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2012	159,960	$160	14,201,411	$35,502	$130,852	$(148,345)	$(289,727)	$(14,673)	$(286,231)
Preferred dividends declared	—	—	—	—	—	—	(680)	—	(680)
Common stock issued as compensation	—	—	215,600	539	3,232	—	—	—	3,771
Issuance of restricted stock	—	—	132,398	331	(589)	—	—	—	(258)
Net (loss) income	—	—	—	—	—	—	(2,667)	797	(1,870)
Other comprehensive income	—	—	—	—	—	3,708	—	—	3,708
Balance at June 30, 2013	159,960	$160	14,549,409	$36,372	$133,495	$(144,637)	$(293,074)	$(13,876)	$(281,560)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,870)	$(13,868)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	29,823	27,009
Accretion of asset retirement obligation and receivable	6,338	5,996
Non-cash tax benefits	—	(975)
Amortization of intangible assets and liabilities, net	326	325
Share-based compensation	3,771	3,461
Loss (gain) on sales of assets	(308)	277
Amortization of deferred financing costs	1,856	1,812
Loss on extinguishment of debt	64	—
Gain on sales of investment securities	(28)	(190)
Changes in operating assets and liabilities:
Receivables, net	3,687	(6,925)
Inventories	(1,977)	(706)
Excess of black lung benefit obligation over trust assets	(281)	1,168
Accounts payable and accrued expenses	1,701	8,849
Deferred revenue	(6,214)	(4,727)
Income tax payable	(56)	—
Accrual for workers’ compensation	(284)	(158)
Asset retirement obligations	(5,424)	(4,122)
Accrual for postretirement medical benefits	4,094	2,742
Pension and SERP obligations	1,517	1,371
Other assets and liabilities	(1,811)	2,576
Net cash provided by operating activities	34,924	23,915
Cash flows from investing activities:
Additions to property, plant and equipment	(13,467)	(11,981)
Change in restricted investments and bond collateral and reclamation deposits	(8,714)	(27,607)
Cash payments related to acquisitions	—	(72,522)
Net proceeds from sales of assets	577	91
Proceeds from the sale of restricted investments	6,807	1,581
Receivable from customer for property and equipment purchases	(308)	(183)
Net cash used in investing activities	(15,105)	(110,621)
Cash flows from financing activities:
Change in book overdrafts	1,777	895
Borrowings from long-term debt, net of debt discount	—	119,364
Repayments of long-term debt	(16,070)	(10,854)
Borrowings on revolving lines of credit	6,000	3,000
Repayments on revolving lines of credit	(6,000)	(3,000)
Debt issuance costs and other refinancing costs	(182)	(5,472)
Preferred dividends paid	(680)	(680)
Net cash provided by (used in) financing activities	(15,155)	103,253
Net increase in cash and cash equivalents	4,664	16,547
Cash and cash equivalents, beginning of period	31,610	30,783
Cash and cash equivalents, end of period	$36,274	$47,330
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

The Company is subject to two major debt arrangements: (1) $94.5 million senior secured notes at WML that are collateralized by all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC; and (2) $251.5 million senior secured notes at the Parent level that are collateralized by the assets of the Parent, WRI, Kemmerer and ROVA.

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
On May 30, 2013, WRI amended certain documents pertaining to a series of transactions that were originally entered into in October 2008 in order to enable WRI to take advantage of Indian Coal Production Tax Credits (ICTC) which it had not been able to fully utilize. The ICTC is provided under Section 45(e) of the Internal Revenue Code to producers of coal on Indian lands from facilities placed in service by January 1, 2009, if such coal is sold to unrelated parties. In January, 2013 the ICTC was extended one year to December 31, 2013. WRI's Absaloka Mine operates under a coal mineral lease with the Crow Tribe of Indians in Montana. To more fully realize the value of ICTC, Absaloka Coal, LLC, a variable interest entity consolidated by WRI, sold a 99% membership interest to a large East Coast financial institution (Investor). The Investor's share of Absaloka Coal, LLC's operations is reflected as Net income (loss) attributable to noncontrolling interest. The purpose of the amendments was to modify the contract mining fee mark up and the contingency adjustment and to change the per ton amount that Absaloka Coal, LLC pays Westmoreland Coal Sales Company (a subsidiary of Westmoreland Coal Company), all effective January 1, 2012. The amendments also extended the term of the transactions with the Investor to December 31, 2013 from the original expiration date of October 15, 2013. As a result, the Company recorded an increase of $3.7 million in Other operating income for each of the three and six month periods ended June 30, 2013 with a corresponding increase in Net income attributable to noncontrolling interest. There was no impact on Net loss applicable to common shareholders.

The Company received business interruption insurance proceeds for the six months ended June 30, 2013 due to an explosion and subsequent fire at a customer’s facility. The Company recognizes income as business interruption losses are incurred and reimbursement is virtually assured. The Company reports this income in Other operating income and has recognized $6.5 million and $11.3 million of income for the three and six months ended June 30, 2013, respectively; and $5.5 million and $8.6 million of income for the three and six months ended June 30, 2012, respectively.

The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Income Taxes

The difference between the statutory income tax rate and the effective income tax rate is due to a change in the valuation allowance.

2.	ACQUISITION
On January 31, 2012, the Company, through Westmoreland Kemmerer, Inc., acquired from Chevron Mining Inc., a Missouri corporation, the Kemmerer surface coal mine, associated processing facilities and other related real and personal property assets located in Kemmerer, Wyoming and assumed certain liabilities related to the mine. The Company did not acquire working capital in the acquisition, other than inventory.
During the second quarter of 2012, the Company revised its preliminary allocation of the purchase price for $2.2 million of deferred revenue. Adjustments to preliminary fair values are assumed to have been made as of the acquisition date. As a result, Revenues and Operating income for the first quarter of 2012 would have been higher and Net loss would have been lower by approximately $1.3 million. The results in the consolidated statements of operations for the six months ended June 30, 2012 reflect this adjustment. The remaining $0.9 million of deferred revenue was recognized as revenue in the second quarter of 2012.
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

Six Months Ended June 30, 2012
(In thousands)
Total Revenues
As reported	$280,078
Pro forma	$294,191

Operating Income
As reported	$4,824
Pro forma	$7,098

Net loss applicable to common shareholders
As reported	$(11,905)
Pro forma	$(10,843)

Net loss per share applicable to common shareholders
As reported	$(0.85)
Pro forma	$(0.78)

3.	ACCOUNTING POLICIES

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

4.	INVENTORIES
Inventories consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Coal stockpiles	$1,074	$989
Coal fuel inventories	4,679	3,048
Materials and supplies	35,071	34,954
Reserve for obsolete inventory	(1,113)	(1,257)
Total	$39,711	$37,734

5.	RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Coal Segment:
WML debt reserve account	$13,065	$13,062
Reclamation bond collateral:
Kemmerer Mine	24,699	24,702
Absaloka Mine	14,563	14,507
Rosebud Mine	12,496	12,495
Beulah Mine	1,270	1,270
Power Segment:
Letter of credit account	5,995	5,990
Corporate Segment:
Postretirement medical benefit bonds	9,362	8,593
Workers’ compensation bonds	6,629	6,590
Total restricted investments and bond collateral	$88,079	$87,209

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

The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at June 30, 2013 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$59,830	$59,830
Time deposits	8,439	8,439
Held-to-maturity securities	19,810	19,842
	$88,079	$88,111
For the six months ended June 30, 2013, the Company recorded less than $0.1 million of gains on the sale of available-for-sale securities held as restricted investments and bond collateral.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Held-to-Maturity Restricted Investments and Bond Collateral

The amortized cost, gross unrealized holding gains and fair value of held-to-maturity securities at June 30, 2013 is as follows (in thousands):

Amortized cost	$19,810
Gross unrealized holding gains	266
Gross unrealized holding losses	(234)
Fair value	$19,842
Maturities of held-to-maturity securities are as follows at June 30, 2013:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$604	$609
Due in five years or less	13,177	13,264
Due after five years to ten years	2,000	2,000
Due in more than ten years	4,029	3,969
	$19,810	$19,842

The Company does not intend to sell its held-to-maturity securities and it is not more likely than not that the Company will be required to sell the securities before recovery of amortized cost bases, which may be maturity.

6.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Company’s long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	June 30, 2013	December 31, 2012
	(In thousands)
10.75% senior notes due 2018	$251,500	$252,000
WML term debt due 2018	94,500	103,500
Capital lease obligations	10,922	13,926
Other	1,435	1,654
Debt discount	(9,321)	(10,091)
Total debt outstanding	349,036	360,989
Less current installments	(22,710)	(23,791)
Total debt outstanding, less current installments	$326,326	$337,198

In March 2013, the Company amended the WML Revolving Credit Agreement by extending the maturity date from June 26, 2013 to December 31, 2017. Issuance costs related to the amendment of $0.2 million have been capitalized. This Revolving Credit Agreement has a borrowing limit of $25.0 million.
During the six months ended June 30, 2013, the Company paid $0.5 million, excluding accrued interest, to repurchase Senior Notes with a principal amount of $0.5 million. The Company recognized losses of $0.1 million on these repurchases, which were recorded as losses on extinguishment of debt. The losses on the repurchases were measured based on the carrying value of the repurchased portion of the Senior Notes, which included a portion of the unamortized debt issue costs and the debt discount on the dates of repurchase.
During the six months ended June 30, 2013, the Company paid $2.7 million to purchase equipment under capital leases with a principal amount of $2.5 million. The difference between the purchase price and the carrying amount of the capital lease obligation was recorded as an adjustment to the carrying amount of the equipment.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Other than the foregoing, there were no significant changes to the Company's long-term debt subsequent to December 31, 2012. Information regarding the Company's debt is outlined in Note 5 to the Consolidated Financial Statements in the Company's 2012 Form 10-K.

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

The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$1,109	$888	$2,218	$1,540
Interest cost	3,035	3,185	6,069	6,170
Amortization of deferred items	1,001	643	2,003	1,286
Total net periodic benefit cost	$5,145	$4,716	$10,290	$8,996
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Former mining operations	$3,119	$2,828	$6,237	$5,657
Current operations	2,026	1,888	4,053	3,339
Total net periodic benefit cost	$5,145	$4,716	$10,290	$8,996
The costs for the former mining operations are included in Heritage health benefit expenses and costs for current operations are included in Cost of sales and Selling and administrative expenses.
Pension

The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements.

The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$638	$590	$1,173	$1,030
Interest cost	1,555	1,699	3,180	3,147
Expected return on plan assets	(2,325)	(2,174)	(4,385)	(4,079)
Amortization of deferred items	1,004	729	1,745	1,458
Total net periodic pension cost	$872	$844	$1,713	$1,556
These costs are included in Cost of sales and Selling and administrative expenses.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company did not contribute cash to its pension plans in the six months ended June 30, 2013 and expects to make $3.4 million of pension plan contributions during the remainder of 2013.

8.	HERITAGE HEALTH BENEFIT EXPENSES

The caption Heritage health benefit expenses used in the consolidated statements of operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Health care benefits	$3,089	$2,874	$6,266	$5,677
Combined benefit fund payments	576	561	1,152	1,121
Workers’ compensation benefits	117	140	232	261
Black lung benefits (credit)	(673)	477	(590)	803
Total	$3,109	$4,052	$7,060	$7,862

9.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLE, AND RECLAMATION DEPOSITS
The asset retirement obligation, contractual third-party reclamation receivable, and reclamation deposits for each of the Company’s mines and ROVA at June 30, 2013 are summarized below:

	Asset Retirement Obligation	Contractual Third-Party Reclamation Receivable	Reclamation Deposits
	(In thousands)
Rosebud	$119,090	$18,148	$73,744
Jewett	74,833	74,833	—
Absaloka	27,078	406	—
Beulah	18,802	—	—
Kemmerer	17,491	—	—
Savage	4,997	—	—
ROVA	860	—	—
Total	$263,151	$93,387	$73,744

Asset Retirement Obligations

Changes in the Company’s asset retirement obligations were as follows:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$263,847	$247,478
Accretion	10,951	10,856
Liabilities settled	(11,647)	(8,744)
Changes due to amount and timing of reclamation	—	(4,757)
ARO acquired	—	15,103
Asset retirement obligations, end of period	263,151	259,936
Less current portion	(24,105)	(18,489)
Asset retirement obligations, less current portion	$239,046	$241,447

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Contractual Third-Party Reclamation Receivables

The Company has recognized as an asset $93.4 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.

Reclamation Deposits

The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at June 30, 2013 are as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$46,245	$46,245	Level 1
Held-to-maturity securities	12,194	12,932	Level 2
Time deposits	14,289	14,289	Level 1
Available-for-sale securities	1,016	1,016	Level 1
	$73,744	$74,482

Held-to-Maturity and Available-for-Sale Reclamation Deposits

The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at June 30, 2013 are as follows (in thousands):

Amortized cost	$12,194
Gross unrealized holding gains	811
Gross unrealized holding losses	(73)
Fair value	$12,932

Maturities of held-to-maturity securities are as follows at June 30, 2013:

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$—	$—
Due in five years or less	6,541	6,870
Due after five years to ten years	3,454	3,597
Due in more than ten years	2,199	2,465
	$12,194	$12,932

The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at June 30, 2013 are as follows (in thousands):

Cost basis	$1,000
Gross unrealized holding gains	16
Fair value	$1,016

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

10.	FAIR VALUE MEASUREMENTS

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

The table below sets forth, by level, the Company’s financial assets that are accounted for at fair value at June 30, 2013:

Level 1
(In thousands)
Assets:
Available-for-sale investments included in Reclamation deposits	$1,016

Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates as of June 30, 2013 (Level 3). The estimated fair values of the Company’s debt with fixed interest rates are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2012	$345,408	$359,753
June 30, 2013	$336,679	$360,319

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

Preferred Stock

The Company has outstanding Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. The Company has paid $0.7 million of preferred stock dividends during the first six months of 2013.

Changes in Accumulated Other Comprehensive Income

The following table reflects the changes in accumulated other comprehensive income (loss) by component:

	Pension	Postretirement medical benefits	Available for sale securities	Tax effect of other comprehensive income gains	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2012	$(44,718)	$(77,528)	$57	$(26,156)	$(148,345)
Amounts reclassified from accumulated other comprehensive income (loss)	1,745	2,002	(39)	—	3,708
Balance at June 30, 2013	$(42,973)	$(75,526)	$18	$(26,156)	$(144,637)
The following table reflects the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 are as follows (in thousands):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)[1]		Affected line item in the statement where net income (loss) is presented
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Available-for sale securities
Unrealized gains and losses on available-for sale securities	$(27)	$(27)	Interest income
Realized gains and losses on available-for sale securities	(12)	(12)	Other income (loss)
	$(39)	$(39)	Total
Amortization of defined benefit pension items
Actuarial losses	$1,004	$1,745	[2]
Amortization of postretirement medical items
Prior service costs	$(159)	$(319)	[3]
Actuarial losses	1,160	2,321	[3]
	$1,001	$2,002	Total
____________________

(1)	Amounts in parentheses indicate debits to income/loss.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 7 - Pensions for additional details)

(3)
These accumulated other comprehensive income components are included in the computation of net periodic postretirement medical cost. (See Note 7 - Postretirement Medical Benefits for additional details)

12.	SHARE-BASED COMPENSATION

The Company grants employees and non-employee directors restricted stock units from the Amended and Restated 2007 Equity Incentive Stock Plan. The Amended and Restated 2007 Equity Incentive Stock Plan provides that non-employee directors will receive equity awards of 7,000 shares of Company stock after each annual meeting.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company anticipates that beginning in July 2013, it will contribute cash to its 401(k) plan instead of Company stock.

The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$597	$984	$2,260	$1,728
Contributions of stock to the Company’s 401(k) plan	788	575	1,511	1,733
Total share-based compensation expense	$1,385	$1,559	$3,771	$3,461

Restricted Stock Units

A summary of restricted stock award activity for six months ended June 30, 2013 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2012	680,173	$8.88
Granted	103,730	11.70
Vested	(154,969)	8.75
Non-vested at June 30, 2013	628,934	$7.45	$3,803	(1)
____________________

(1)	Expected to be recognized over the next three years.

In April 2013, 54,730 restricted stock units were granted, of which 27,366 units will vest ratably over a three-year period. The remaining 27,364 units are performance-based, which will vest and pay out at the end of a three-year period if performance goals are met. The Company’s management believes it is probable that the target performance condition will be met.

Stock Options and Stock Appreciation Rights (SARs)

During the six months ended June 30, 2013, 8,900 stock options expired while no activity occurred with SARs.
13.   EARNINGS PER SHARE

Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, and restricted stock units. No such items were included in the computation of diluted loss per share in the three and six months ended June 30, 2013 and June 30, 2012 because the Company incurred a net loss applicable to common shareholders in these periods and the effect of inclusion would have been anti-dilutive.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The table below shows the number of shares that were excluded from the calculation of diluted income (loss) per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Convertible securities	1,093	1,093	1,093	1,093
Restricted stock units, stock options and SARs	862	1,052	862	1,052
Total shares excluded from diluted shares calculation	1,955	2,145	1,955	2,145
14.   BUSINESS SEGMENT INFORMATION

Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization, reporting of revenue, and operating income.

The Company’s operations are classified into four reporting segments: coal, power, heritage and corporate.

Summarized financial information by segment is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended June 30, 2013
Revenues	$139,337	$23,162	$—	$—	$162,499
Operating income (loss)	13,076	4,838	(3,530)	(2,409)	11,975
Depreciation, depletion, and amortization	12,753	2,551	—	93	15,397
Total assets	699,556	183,855	16,305	33,887	933,603
Capital expenditures	7,209	564	—	393	8,166
Three Months Ended June 30, 2012
Revenues	$116,960	$15,882	$—	$—	$132,842
Operating income (loss)	5,018	(1,749)	(4,527)	(3,004)	(4,262)
Depreciation, depletion, and amortization	11,092	2,523	—	105	13,720
Total assets	695,688	188,143	14,631	49,120	947,582
Capital expenditures	6,102	1,401	—	58	7,561
Six Months Ended June 30, 2013
Revenues	$281,449	$42,498	$—	$—	$323,947
Operating income (loss)	26,547	3,837	(7,705)	(4,969)	17,710
Depreciation, depletion, and amortization	24,555	5,081	—	187	29,823
Total assets	699,556	183,855	16,305	33,887	933,603
Capital expenditures	12,219	698	—	550	13,467
Six Months Ended June 30, 2012
Revenues	$243,474	$36,604	$—	$—	$280,078
Operating income (loss)	19,454	1,042	(8,537)	(7,135)	4,824
Depreciation, depletion, and amortization	21,775	5,021	—	213	27,009
Total assets	695,688	188,143	14,631	49,120	947,582
Capital expenditures	10,038	1,912	—	31	11,981

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

A reconciliation of segment income (loss) from operations to loss before income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Income (loss) from operations	$11,975	$(4,262)	$17,710	$4,824
Loss on extinguishment of debt	(64)	—	(64)	—
Interest expense	(10,076)	(11,032)	(20,236)	(20,915)
Interest income	280	490	577	895
Other income (loss)	130	237	198	414
Loss before income taxes	$2,245	$(14,567)	$(1,815)	$(14,782)

15.	CONTINGENCIES

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS
June 30, 2013
(In thousands)

Assets	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$15,665	$476	$10,470	$9,663	$—	$36,274
Receivables:
Trade	—	15,013	9,909	31,994	—	56,916
Contractual third-party reclamation receivables	—	—	57	10,829	—	10,886
Intercompany receivable/payable	(5,538)	—	2,753	(30,220)	33,005	—
Other	113	—	16,551	1,355	(15,047)	2,972
	(5,425)	15,013	29,270	13,958	17,958	70,774
Inventories	—	4,679	16,462	18,570	—	39,711
Other current assets	5,754	109	9,695	3,860	—	19,418
Total current assets	15,994	20,277	65,897	46,051	17,958	166,177
Property, plant and equipment:
Land and mineral rights	—	1,395	92,637	168,813	—	262,845
Plant and equipment	3,850	220,641	227,231	201,809	—	653,531
	3,850	222,036	319,868	370,622	—	916,376
Less accumulated depreciation, depletion and amortization	2,550	66,556	118,656	226,195	—	413,957
Net property, plant and equipment	1,300	155,480	201,212	144,427	—	502,419
Advanced coal royalties	—	—	500	4,726	—	5,226
Reclamation deposits	—	—	—	73,744	—	73,744
Restricted investments and bond collateral	15,991	5,995	39,263	26,830	—	88,079
Contractual third-party reclamation receivables	—	—	349	82,152	—	82,501
Intangible assets	—	2,103	—	261	—	2,364
Investment in subsidiaries	241,397	—	(792)	3,770	(244,375)	—
Other assets	9,459	—	2,314	3,320	(2,000)	13,093
Total assets	$284,141	$183,855	$308,743	$385,281	$(228,417)	$933,603

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS
June 30, 2013
(In thousands)

Liabilities and Shareholders’ Deficit	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current liabilities
Current installments of long-term debt	$(1,637)	$—	$2,454	$21,893	$—	$22,710
Accounts payable and accrued expenses:
Trade	2,779	8,278	15,372	43,467	(15,036)	54,860
Production taxes	—	805	13,264	21,543	—	35,612
Workers’ compensation	810	—	—	—	—	810
Postretirement medical benefits	12,494	—	87	1,487	—	14,068
SERP	390	—	—	—	—	390
Deferred revenue	—	9,101	279	2,232	—	11,612
Asset retirement obligations	—	—	3,563	20,542	—	24,105
Other current liabilities	11,292	—	722	1,149	(14)	13,149
Total current liabilities	26,128	18,184	35,741	112,313	(15,050)	177,316
Long-term debt, less current installments	245,815	—	1,877	80,634	(2,000)	326,326
Workers’ compensation, less current portion	8,436	—	—	—	—	8,436
Excess of black lung benefit obligation over trust assets	8,075	—	—	—	—	8,075
Postretirement medical benefits, less current portion	222,720	—	58,931	40,216	—	321,867
Pension and SERP obligations, less current portion	28,660	284	19,640	5,438	—	54,022
Deferred revenue, less current portion	—	45,736	—	6,151	—	51,887
Asset retirement obligations, less current portion	—	860	41,004	197,182	—	239,046
Intangible liabilities	—	6,115	—	—	—	6,115
Other liabilities	5,694	—	14,872	1,507	—	22,073
Intercompany receivable/payable	20,173	—	(5,097)	1,849	(16,925)	—
Total liabilities	565,701	71,179	166,968	445,290	(33,975)	1,215,163
Shareholders’ deficit
Preferred stock	160	—	—	—	—	160
Common stock	36,372	5	110	132	(247)	36,372
Other paid-in capital	133,495	52,821	92,203	66,178	(211,202)	133,495
Accumulated other comprehensive loss	(144,637)	(358)	(5,003)	(23,658)	29,019	(144,637)
Accumulated earnings (deficit)	(293,074)	60,208	54,465	(102,661)	(12,012)	(293,074)
Total Westmoreland Coal Company shareholders’ deficit	(267,684)	112,676	141,775	(60,009)	(194,442)	(267,684)
Noncontrolling interest	(13,876)	—	—	—	—	(13,876)
Total equity (deficit)	(281,560)	112,676	141,775	(60,009)	(194,442)	(281,560)
Total liabilities and shareholders’ deficit	$284,141	$183,855	$308,743	$385,281	$(228,417)	$933,603

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2013
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$23,162	$45,742	$98,246	$(4,651)	$162,499
Costs and expenses:
Cost of sales	—	14,901	42,116	78,161	(4,650)	130,528
Depreciation, depletion and amortization	93	2,551	5,289	7,465	(1)	15,397
Selling and administrative	3,131	872	2,618	5,348	—	11,969
Heritage health benefit expenses	2,844	—	—	265	—	3,109
Gain on sales of assets	—	—	(14)	(60)	—	(74)
Other operating income	—	—	(10,405)	—	—	(10,405)
	6,068	18,324	39,604	91,179	(4,651)	150,524
Operating income (loss)	(6,068)	4,838	6,138	7,067	—	11,975
Other income (expense):
Interest expense	(7,591)	(10)	(85)	(2,399)	9	(10,076)
Loss on extinguishment of debt	(64)	—	—	—	—	(64)
Interest income	46	5	67	171	(9)	280
Other income (loss)	—	—	149	(21)	2	130
	(7,609)	(5)	131	(2,249)	2	(9,730)
Income (loss) before income taxes and income of consolidated subsidiaries	(13,677)	4,833	6,269	4,818	2	2,245
Equity in income of subsidiaries	15,893	—	—	—	(15,893)	—
Loss before income taxes	2,216	4,833	6,269	4,818	(15,891)	2,245
Income tax expense (benefit)	(1)	—	(2,571)	3,710	(1,110)	28
Net income (loss)	2,217	4,833	8,840	1,108	(14,781)	2,217
Less net loss attributable to noncontrolling interest	2,499	—	—	—	—	2,499
Net income (loss) attributable to the Parent company	$(282)	$4,833	$8,840	$1,108	$(14,781)	$(282)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2012
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$15,882	$44,920	$78,512	$(6,472)	$132,842
Costs and expenses:
Cost of sales	—	14,165	33,418	69,967	(6,472)	111,078
Depreciation, depletion and amortization	105	2,522	4,871	6,222	—	13,720
Selling and administrative	3,726	943	2,818	5,446	—	12,933
Heritage health benefit expenses	3,799	—	—	253	—	4,052
Loss on sales of assets	—	—	—	239	—	239
Other operating income	—	—	(4,918)	—	—	(4,918)
	7,630	17,630	36,189	82,127	(6,472)	137,104
Operating income (loss)	(7,630)	(1,748)	8,731	(3,615)	—	(4,262)
Other income (expense):
Interest expense	(8,122)	(10)	(111)	(2,817)	28	(11,032)
Interest income	98	1	64	355	(28)	490
Other income	138	—	63	36	—	237
	(7,886)	(9)	16	(2,426)	—	(10,305)
Income (loss) before income taxes and income of consolidated subsidiaries	(15,516)	(1,757)	8,747	(6,041)	—	(14,567)
Equity in income of subsidiaries	923	—	—	—	(923)	—
Income (loss) before income taxes	(14,593)	(1,757)	8,747	(6,041)	(923)	(14,567)
Income tax expense (benefit)	(947)	—	1,231	(2,490)	1,285	(921)
Net income (loss)	(13,646)	(1,757)	7,516	(3,551)	(2,208)	(13,646)
Less net loss attributable to noncontrolling interest	(1,563)	—	—	—	—	(1,563)
Net income (loss) attributable to the Parent company	$(12,083)	$(1,757)	$7,516	$(3,551)	$(2,208)	$(12,083)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2013
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$42,498	$96,429	$198,647	$(13,627)	$323,947
Costs and expenses:
Cost of sales	—	31,856	82,538	160,182	(13,627)	260,949
Depreciation, depletion and amortization	187	5,082	10,478	14,076	—	29,823
Selling and administrative	6,185	1,726	5,255	10,689	—	23,855
Heritage health benefit expenses	6,533	—	—	527	—	7,060
Gain on sales of assets	—	—	(147)	(161)	—	(308)
Other operating income	—	—	(15,142)	—	—	(15,142)
	12,905	38,664	82,982	185,313	(13,627)	306,237
Operating income (loss)	(12,905)	3,834	13,447	13,334	—	17,710
Other income (expense):
Interest expense	(15,175)	(20)	(159)	(4,899)	17	(20,236)
Loss on extinguishment of debt	(64)	—	—	—	—	(64)
Interest income	76	15	110	393	(17)	577
Other income (loss)	—	—	242	(44)	—	198
	(15,163)	(5)	193	(4,550)	—	(19,525)
Income (loss) before income taxes and income of consolidated subsidiaries	(28,068)	3,829	13,640	8,784	—	(1,815)
Equity in income of subsidiaries	26,198	—	—	—	(26,198)	—
Loss before income taxes	(1,870)	3,829	13,640	8,784	(26,198)	(1,815)
Income tax expense (benefit)	—	—	(2,075)	6,533	(4,403)	55
Net income (loss)	(1,870)	3,829	15,715	2,251	(21,795)	(1,870)
Less net loss attributable to noncontrolling interest	797	—	—	—	—	797
Net income (loss) attributable to the Parent company	$(2,667)	$3,829	$15,715	$2,251	$(21,795)	$(2,667)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2012
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$36,604	$83,111	$173,928	$(13,565)	$280,078
Costs and expenses:
Cost of sales	—	28,662	60,251	147,469	(13,565)	222,817
Depreciation, depletion and amortization	213	5,021	8,651	13,124	—	27,009
Selling and administrative	6,793	1,879	5,202	13,145	(1,527)	25,492
Heritage health benefit expenses	7,368	—	—	494	—	7,862
Loss on sales of assets	—	—	—	277	—	277
Other operating loss (income)	—	—	(9,730)	—	1,527	(8,203)
	14,374	35,562	64,374	174,509	(13,565)	275,254
Operating income (loss)	(14,374)	1,042	18,737	(581)	—	4,824
Other income (expense):
Interest expense	(15,022)	(20)	(205)	(5,716)	48	(20,915)
Interest income	148	4	117	674	(48)	895
Other income	190	—	87	137	—	414
	(14,684)	(16)	(1)	(4,905)	—	(19,606)
Income (loss) before income taxes and income of consolidated subsidiaries	(29,058)	1,026	18,736	(5,486)	—	(14,782)
Equity in income of subsidiaries	14,215	—	—	—	(14,215)	—
Loss before income taxes	(14,843)	1,026	18,736	(5,486)	(14,215)	(14,782)
Income tax expense (benefit)	(975)	—	1,769	(871)	(837)	(914)
Net income (loss)	(13,868)	1,026	16,967	(4,615)	(13,378)	(13,868)
Less net loss attributable to noncontrolling interest	(2,643)	—	—	—	—	(2,643)
Net income (loss) attributable to the Parent company	$(11,225)	$1,026	$16,967	$(4,615)	$(13,378)	$(11,225)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2013
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$2,217	$4,833	$8,840	$1,108	$(14,781)	$2,217
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	1,004	8	—	240	(248)	1,004
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	1,001	—	—	214	(214)	1,001
Unrealized and realized gains and losses on available-for-sale securities	(39)	—	(17)	(22)	39	(39)
Other comprehensive income (loss)	1,966	8	(17)	432	(423)	1,966
Comprehensive income (loss) attributable to Westmoreland Coal Company	$4,183	$4,841	$8,823	$1,540	$(15,204)	$4,183

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2012
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(13,646)	$(1,757)	$7,516	$(3,551)	$(2,208)	$(13,646)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	729	5	—	186	(191)	729
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	643	—	—	243	(243)	643
Tax effect of other comprehensive income gains	(471)	—	—	—	—	(471)
Unrealized and realized gains and losses on available-for-sale securities	(154)	—	—	—	—	(154)
Other comprehensive income (loss)	747	5	—	429	(434)	747
Comprehensive income (loss) attributable to Westmoreland Coal Company	$(12,899)	$(1,752)	$7,516	$(3,122)	$(2,642)	$(12,899)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2013
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(1,870)	$3,829	$15,715	$2,251	$(21,795)	$(1,870)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	1,745	14	—	433	(447)	1,745
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	2,002	—	—	427	(427)	2,002
Unrealized and realized gains and losses on available-for-sale securities	(39)	—	(17)	(22)	39	(39)
Other comprehensive income (loss)	3,708	14	(17)	838	(835)	3,708
Comprehensive income (loss) attributable to Westmoreland Coal Company	$1,838	$3,843	$15,698	$3,089	$(22,630)	$1,838

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2012
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(13,868)	$1,026	$16,967	$(4,615)	$(13,378)	$(13,868)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	1,458	10	—	372	(382)	1,458
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	1,286	—	—	243	(243)	1,286
Tax effect of other comprehensive income gains	(975)	—	—	—	—	(975)
Unrealized and realized gains and losses on available-for-sale securities	(223)	—	1	(18)	17	(223)
Other comprehensive income (loss)	1,546	10	1	597	(608)	1,546
Comprehensive income (loss) attributable to Westmoreland Coal Company	$(12,322)	$1,036	$16,968	$(4,018)	$(13,986)	$(12,322)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2013
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(1,870)	$3,829	$15,715	$2,251	$(21,795)	$(1,870)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	26,198	—	—	—	(26,198)	—
Depreciation, depletion, and amortization	187	5,082	10,478	14,076	—	29,823
Accretion of asset retirement obligation and receivable	—	32	2,096	4,210	—	6,338
Amortization of intangible assets and liabilities, net	—	311	—	15	—	326
Share-based compensation	1,292	23	822	1,634	—	3,771
Gain on sale of assets	—	—	(147)	(161)	—	(308)
Amortization of deferred financing costs	1,541	—	21	294	—	1,856
Loss on extinguishment of debt	64	—	—	—	—	64
Gain on sales of investment securities	—	—	(6)	(22)	—	(28)
Changes in operating assets and liabilities:
Receivables, net	(36)	(1,995)	3,784	205	1,729	3,687
Inventories	—	(1,632)	76	(421)	—	(1,977)
Excess of black lung benefit obligation over trust assets	(281)	—	—	—	—	(281)
Accounts payable and accrued expenses	(2,050)	4,102	1,028	(1,173)	(206)	1,701
Deferred revenue	—	(4,190)	(2,718)	694	—	(6,214)
Income tax payable	—	—	(1,679)	1,623	—	(56)
Accrual for workers’ compensation	(284)	—	—	—	—	(284)
Asset retirement obligations	—	—	(1,012)	(4,412)	—	(5,424)
Accrual for postretirement medical benefits	(40)	—	2,950	1,184	—	4,094
Pension and SERP obligations	695	9	294	519	—	1,517
Other assets and liabilities	(24)	101	(5,887)	3,999	—	(1,811)
Net cash provided by (used in) operating activities	25,392	5,672	25,815	24,515	(46,470)	34,924
Cash flows from investing activities:
Distributions received from subsidiaries	36,600	—	—	—	(36,600)	—
Additions to property, plant and equipment	(550)	(698)	(8,114)	(4,105)	—	(13,467)
Change in restricted investments and bond collateral and reclamation deposits	(808)	(5)	(373)	(7,528)	—	(8,714)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Net proceeds from sales of assets	—	—	323	254	—	577
Proceeds from the sale of investments	—	—	308	6,499	—	6,807
Receivable from customer for property and equipment purchases	—	—	—	(308)	—	(308)
Net cash provided by (used in) investing activities	35,242	(703)	(7,856)	(5,188)	(36,600)	(15,105)
Cash flows from financing activities:
Change in book overdrafts	—	—	715	1,062	—	1,777
Repayments of long-term debt	(500)	—	(1,529)	(14,041)	—	(16,070)
Borrowings on revolving lines of credit	—	—	—	6,000	—	6,000
Repayments on revolving lines of credit	—	—	—	(6,000)	—	(6,000)
Debt issuance costs and other refinancing costs	(26)	—	—	(156)	—	(182)
Dividends/distributions	(680)	(9,000)	(16,000)	(11,600)	36,600	(680)
Transactions with Parent/affiliates	(58,599)	(38)	3,963	8,204	46,470	—
Net cash provided by (used in) financing activities	(59,805)	(9,038)	(12,851)	(16,531)	83,070	(15,155)
Net increase (decrease) in cash and cash equivalents	829	(4,069)	5,108	2,796	—	4,664
Cash and cash equivalents, beginning of year	14,836	4,545	5,362	6,867	—	31,610
Cash and cash equivalents, end of year	$15,665	$476	$10,470	$9,663	$—	$36,274

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2012
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(13,868)	$1,026	$16,967	$(4,615)	$(13,378)	$(13,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	14,215	—	—	—	(14,215)	—
Depreciation, depletion, and amortization	213	5,021	8,651	13,124	—	27,009
Accretion of asset retirement obligation and receivable	—	29	1,943	4,024	—	5,996
Amortization of intangible assets and liabilities, net	—	311	—	14	—	325
Non-cash tax benefits	(975)	—	—	—	—	(975)
Share-based compensation	1,429	24	290	1,718	—	3,461
Loss on sale of assets	—	—	—	277	—	277
Amortization of deferred financing costs	1,316	—	178	318	—	1,812
Gain on sales of investment securities	(190)	—	—	—	—	(190)
Changes in operating assets and liabilities:
Receivables, net	58	5,764	(13,121)	(4,096)	4,470	(6,925)
Inventories	—	(722)	379	(363)	—	(706)
Excess of black lung benefit obligation over trust assets	1,168	—	—	—	—	1,168
Accounts payable and accrued expenses	5,044	440	9,661	(1,981)	(4,315)	8,849
Deferred revenue	—	(4,003)	(1,841)	1,117	—	(4,727)
Accrual for workers’ compensation	(158)	—	—	—	—	(158)
Asset retirement obligations	—	—	(306)	(3,816)	—	(4,122)
Accrual for postretirement medical benefits	(482)	—	2,182	1,042	—	2,742
Pension and SERP obligations	617	5	322	427	—	1,371
Other assets and liabilities	(35)	113	3,444	(946)	—	2,576
Net cash provided by (used in) operating activities	8,352	8,008	28,749	6,244	(27,438)	23,915
Cash flows from investing activities:
Distributions received from subsidiaries	11,000	—	—	—	(11,000)	—
Additions to property, plant and equipment	(30)	(1,912)	(3,367)	(6,672)	—	(11,981)
Change in restricted investments and bond collateral and reclamation deposits	(2,440)	(3)	(24,789)	(375)	—	(27,607)
Cash payments related to acquisitions and other	4,000	—	(76,522)	—	—	(72,522)
Net proceeds from sales of assets	—	—	20	71	—	91

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Proceeds from the sale of investments	1,581	—	—	—	—	1,581
Receivable from customer for property and equipment purchases	—	—	—	(183)	—	(183)
Net cash provided by (used in) investing activities	14,111	(1,915)	(104,658)	(7,159)	(11,000)	(110,621)
Cash flows from financing activities:
Change in book overdrafts	—	(259)	—	1,154	—	895
Borrowings from long-term debt	119,364	—	—	—	—	119,364
Repayments of long-term debt	—	—	(1,221)	(9,633)	—	(10,854)
Borrowings on revolving lines of credit	—	—	—	3,000	—	3,000
Repayments on revolving lines of credit	—	—	—	(3,000)	—	(3,000)
Debt issuance costs and other refinancing costs	(5,472)	—	—	—	—	(5,472)
Dividends/distributions	(680)	(3,500)	—	(7,500)	11,000	(680)
Transactions with Parent/affiliates	(127,957)	67	85,132	15,320	27,438	—
Net cash provided by (used in) financing activities	(14,745)	(3,692)	83,911	(659)	38,438	103,253
Net increase (decrease) in cash and cash equivalents	7,718	2,401	8,002	(1,574)	—	16,547
Cash and cash equivalents, beginning of year	26,141	6	143	4,493	—	30,783
Cash and cash equivalents, end of year	$33,859	$2,407	$8,145	$2,919	$—	$47,330

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview

Westmoreland Coal Company is an energy company whose operations include six surface coal mines in Montana, Wyoming, North Dakota and Texas, and two coal-fired power-generating units in North Carolina. We sold 21.7 million tons of coal in 2012 and 11.8 million tons through June 30, 2013. Our two principal operating segments are our coal and power segments. Our two non-operating segments are our heritage and corporate segments. Our heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our corporate segment consists primarily of corporate administrative expenses.

We are a holding company and conduct our operations through subsidiaries. We have significant cash requirements to fund our ongoing heritage health benefit costs and corporate overhead expenses. The principal sources of cash flow to us are distributions from our principal operating subsidiaries.
Indian Coal Production Tax Credits (ICTC) amendment and extension
On May 30, 2013, we extended our ICTC monetization transaction two and a half months to December 31, 2013 to coincide with the IRS's extension of the ICTC.  We also agreed with our partner in the transaction to adjust the mining fee WRI receives as compensation for mining to better reflect current market conditions.  As a result of the change in the mining fee, we recorded an increase of $3.7 million in Other operating income for each of the three and six month periods ended June 30, 2013 with a corresponding increase in Net income attributable to noncontrolling interest.  There was no impact on Net loss applicable to common shareholders.
Xcel Fire

In November 2011, an explosion and subsequent fire occurred at Unit 3 of Xcel Energy's Sherburne County Generating Station, or Unit 3, which is the largest customer of our Absaloka Mine. Xcel indicated that Unit 3 would be offline for an extended period. Sherburne County Generating Station has indicated a start up date of September 2013. WRI, our wholly owned subsidiary that operates the Absaloka Mine, maintains business interruption insurance coverage and has recognized $6.5 million and $11.3 million of income for the three and six months ended June 30, 2013, respectively; and $5.5 million and $8.6 million of income for the three and six months ended June 30, 2012, respectively. We received $4.2 million and $7.4 million of cash proceeds for the three and six months ended June 30, 2013, respectively. Insurance proceeds are included in Net cash provided by operating activities.

Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Summary
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In millions)
Revenues	$162.5	$132.8	$29.7	22.4%
Net income (loss) applicable to common shareholders	(0.6)	(12.4)	11.8	(95.2)%
Adjusted EBITDA(1)	32.0	14.6	17.4	119.2%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our second quarter 2013 revenues increased primarily due to stronger power demand, favorable weather conditions, the timing of ROVA's planned maintenance, and planned 2012 mine customer outages.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Our second quarter 2013 net loss applicable to common shareholders decreased by $11.8 million. The primary factors, in aggregate, driving this decrease in net loss were:

Three Months Ended June 30, 2013
(In millions)
Increase in our power segment operating income due to timing of a planned maintenance outage and fewer unplanned outages.	$6.6
Increase in our coal segment primarily due to stronger power demand, favorable weather conditions, and planned 2012 mine customer outages.	4.0
Decrease in interest expense due to lower debt levels.	1.0
Increase due to other factors	0.2
Total	$11.8
Coal Segment Operating Results
The following table shows comparative coal revenues, operating income, adjusted EBITDA and sales volume, and percentage changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands, except per ton data)
Revenues	$139,337	$116,960	$22,377	19.1%
Operating income	13,076	5,018	8,058	160.6%
Adjusted EBITDA(1)	29,667	20,337	9,330	45.9%
Tons sold—millions of equivalent tons	5.7	3.9	1.8	46.2%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our second quarter 2013 coal segment revenues, operating income and tons sold increased primarily due to stronger power demand, favorable weather conditions, and planned 2012 mine customer outages. In addition, operating income increased due to the ICTC amendment.
Power Segment Operating Results
The following table shows comparative power revenues, operating income, adjusted EBITDA and production and percentage changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Revenues	$23,162	$15,882	$7,280	45.8%
Operating income	4,838	(1,749)	6,587	376.6%
Adjusted EBITDA(1)	7,573	959	6,614	689.7%
Megawatts hours	421	287	134	46.7%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our second quarter 2013 power segment revenues, operating income and megawatt hours increased due to 2012 outage timing at our ROVA power plant and fewer unplanned outages.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Heritage segment operating expenses	$3,530	$4,527	$(997)	(22.0)%
Our second quarter 2013 heritage segment operating expenses decreased primarily due to favorable interest rates.
Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Corporate segment operating expenses	$2,409	$3,004	$(595)	(19.8)%
Our second quarter 2013 corporate segment operating expenses decreased primarily due to one-time recruiting and compensation expenses related to a new executive position occurring during the second quarter of 2012.
Nonoperating Results (including interest expense, interest income, other income (loss), income tax expense, and net loss attributable to noncontrolling interest)
Our interest expense for the second quarter of 2013 decreased to $10.1 million compared with $11.0 million for the second quarter of 2012 primarily due to lower debt levels.
Our interest income and other income (loss) for the second quarter of 2013 is comparable to the second quarter of 2012.
Our income tax expense for the second quarter of 2013 increased to less than $0.1 million compared with $0.9 million of benefit for the second quarter of 2012 due to higher taxable income on improved results.
Our income attributable to noncontrolling interest for the second quarter of 2013 increased to $2.5 million compared with a loss of $1.6 million for the second quarter of 2012 related to decreased losses from a partially owned consolidated subsidiary due to the ICTC amendment.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Summary
The following table shows the comparative consolidated results and changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In millions)
Revenues	$323.9	$280.1	$43.8	15.6%
Net income (loss) applicable to common shareholders	(3.3)	(11.9)	8.6	(72.3)%
Adjusted EBITDA(1)	57.7	41.9	15.8	37.7%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Our revenues for the first six months of 2013 increased primarily due to stronger power demand, favorable weather conditions and the Kemmerer acquisition. In addition, our ROVA power plant had fewer unplanned outages.
Our net loss applicable to common shareholders for the first six months of 2013 decreased by $8.6 million. The primary factors, in aggregate, driving this decrease in net loss were:

Six Months Ended June 30, 2013
(In millions)
Increase in our coal segment primarily due to stronger power demand, favorable weather conditions, and the Kemmerer acquisition.	$5.2
Increase in our power segment operating income due to fewer unplanned outages.	2.8
Decrease in interest expense due to lower debt levels.	0.7
Decrease due to other factors	(0.1)
Total	$8.6
Coal Segment Operating Results
The following table shows comparative coal revenues, operating income, adjusted EBITDA and sales volume, and percentage changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands, except per ton data)
Revenues	$281,449	$243,474	$37,975	15.6%
Operating income	26,547	19,454	7,093	36.5%
Adjusted EBITDA(1)	59,573	49,496	10,077	20.4%
Tons sold—millions of equivalent tons	11.8	9.5	2.3	24.2%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our coal segment revenues, operating and tons sold increased for the first six months of 2013 primarily due to stronger power demand, favorable weather conditions, and the Kemmerer acquisition. In addition, operating income increased due to the ICTC amendment.
Power Segment Operating Results
The following table shows comparative power revenues, operating income, adjusted EBITDA and production and percentage changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Revenues	$42,498	$36,604	$5,894	16.1%
Operating income	3,837	1,042	2,795	268.2%
Adjusted EBITDA(1)	9,282	6,426	2,856	44.4%
Megawatts hours	761	660	101	15.3%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our power segment revenues, operating income and megawatt hours increased for the first six months of 2013 due to fewer unplanned outages at our ROVA power plant.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Heritage segment operating expenses	$7,705	$8,537	$(832)	(9.7)%
Our heritage segment operating expenses decreased for the first six months of 2013 primarily due to favorable interest rates.
Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Corporate segment operating expenses	$4,968	$7,135	$(2,167)	(30.4)%
Our corporate segment operating expenses for the first six months of 2013 decreased primarily due to a deductible on a claim paid by our captive insurance entity to our subsidiary related to the business interruption claim at our Absaloka Mine during the first quarter of 2012, however this expense was offset by proceeds recorded in the coal segment and thus had no impact on a consolidated basis. In addition, expenses decreased due to one-time recruiting and compensation expenses related to a new executive position occurring during the first six months of 2012.
Nonoperating Results (including interest expense, interest income, other income (loss), income tax expense, and net loss attributable to noncontrolling interest)
Our interest expense for the first six months of 2013 decreased to $20.2 million compared with $20.9 million for the first six months of 2012 primarily due to lower overall debt levels.
Our interest income and other income (loss) for the first six months of 2013 is comparable to the first six months of 2012.
Our income tax expense for the first six months of 2013 increased to $0.1 million compared with $0.9 million of benefit for the first six months of 2012 due to higher taxable income on improved results.
Our income attributable to noncontrolling interest for the first six months of 2013 increased to $0.8 million compared with a loss of $2.6 million for the first six months of 2012 related to decreased losses from a partially owned consolidated subsidiary due to the ICTC amendment.
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
The tables below show how we calculated Adjusted EBITDA, including a breakdown by segment, and reconciles Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. Concerning the presentation of data for the Year Ended December 31, 2012 in the table below, please refer to our 2012 Form 10-K for additional information regarding our financial results. The Twelve Months Ended June 30, 2013 column is calculated from the prior three columns.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,	Twelve Months Ended June 30,
	2013	2012	2013	2012	2012	2013
	(In thousands)
Reconciliation of Adjusted EBITDA to Net loss
Net income (loss)	$2,217	$(13,646)	$(1,870)	$(13,868)	$(13,662)	$(1,664)

Income tax expense (benefit)	28	(921)	55	(914)	90	1,059
Other income	(130)	(237)	(198)	(414)	(723)	(507)
Interest income	(280)	(490)	(577)	(895)	(1,496)	(1,178)
Loss on extinguishment of debt	64	—	64	—	1,986	2,050
Interest expense	10,076	11,032	20,236	20,915	42,677	41,998
Depreciation, depletion and amortization	15,397	13,720	29,823	27,009	57,145	59,959
Accretion of ARO and receivable	3,156	3,143	6,338	5,996	12,189	12,531
Amortization of intangible assets and liabilities	165	163	326	325	658	659
EBITDA	30,693	12,764	54,197	38,154	98,864	114,907

(Gain)/loss on sale of assets	(74)	239	(308)	277	528	(57)
Share-based compensation	1,385	1,559	3,771	3,461	6,040	6,350
Adjusted EBITDA	$32,004	$14,562	$57,660	$41,892	$105,432	$121,200

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Adjusted EBITDA by Segment
Coal	$29,667	$20,337	$59,573	$49,496
Power	7,573	959	9,282	6,426
Heritage	(3,530)	(4,527)	(7,705)	(8,537)
Corporate	(1,706)	(2,207)	(3,490)	(5,493)
Total	$32,004	$14,562	$57,660	$41,892

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Adjusted EBITDA
Guarantor and Issuer	$14,809	$9,014	$24,553	$23,316
Non-Guarantor	17,195	5,548	33,107	18,576
Total	$32,004	$14,562	$57,660	$41,892
Liquidity and Capital Resources
We had the following liquidity at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(In millions)
Cash and cash equivalents	$36.3	$31.6
WML revolving line of credit	23.1	23.1
Corporate revolving line of credit	20.0	20.0
Total	$79.4	$74.7
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
We anticipate that beginning in July 2013, we will contribute cash to our 401(k) plan instead of Company stock. Annual requirements for this funding approximates three million dollars.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Debt Obligations
10.75% Senior Notes
The 10.75% Senior Notes were outstanding in the principal amount of $251.5 million at June 30, 2013. Interest is due at an annual fixed rate of 10.75% and paid in cash semi-annually, in arrears, on February 1 and August 1 of each year. The 10.75% Senior Notes mature February 1, 2018 and contain provisions that affect our sources of liquidity, such as limitations on our ability to enter into new capital leases and other forms of credit. The notes are fully and unconditionally guaranteed by ROVA, Kemmerer, WRI and their respective subsidiaries (other than Absaloka Coal, LLC) and by certain other subsidiaries.
During the six months ended June 30, 2013, we paid $0.5 million, excluding accrued interest, to repurchase 10.75%
Senior Notes with a principal amount of $0.5 million.
2012 Revolving Credit Agreement
Our 2012 Revolving Credit Agreement has a borrowing limit of $20.0 million and an expiration date of June 30, 2017. At June 30, 2013, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit.
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
The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a fixed charge coverage ratio and an EBITDA measure. The fixed charge coverage ratio must meet or exceed a specified minimum. The EBITDA covenant requires a minimum amount of EBITDA to be achieved. We met these covenant requirements as of June 30, 2013. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, WRI, Kemmerer and ROVA.
WML Term Debt and Revolving Credit Agreement
WML had $94.5 million of fixed rate term debt outstanding at June 30, 2013. This term debt matures March 31, 2018, and bears an annual fixed rate of 8.02%, payable quarterly. The principal on the WML notes is scheduled to be paid as follows (in millions):

2013 remaining	$9.0
2014	18.0
2015	20.0
2016	20.0
2017	22.0
2018	5.5
In March 2013, we amended the WML Revolving Credit Agreement by extending the maturity date from June 26, 2013 to December 31, 2017. WML's revolving line of credit has a borrowing limit of $25.0 million. The interest rate under the revolving line of credit at June 30, 2013 was 3.75% per annum. At June 30, 2013, WML had no outstanding balance under the revolving line of credit and the revolving line of credit supports a letter of credit of $1.9 million, leaving it with $23.1 million of borrowing availability. WML's revolving line of credit is only available to fund the operations of its respective subsidiaries.
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
The debt service coverage ratio covenant requires that at the end of each quarter WML's ratio of EBITDA less unfinanced capital expenditures to debt service (all defined) for the four quarters then ended meets or exceeds a specified minimum. The coverage ratio as of June 30, 2013 was 1.72 and the specified minimum was 1.30. The leverage ratio covenant requires that WML not permit the ratio of total debt at the end of each quarter to EBITDA (both as defined) for the four

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

quarters then ended to be greater than a specified amount. The leverage ratio as of June 30, 2013 was 1.45, which did not exceed the maximum amount of 2.00. WML met all of its covenant requirements as of June 30, 2013.
WML's term debt and revolving credit facility are secured by substantially all of the assets of WML and its subsidiaries (other than Texas Westmoreland Coal Co., or TWCC), our membership interests in WML, including certain dividends and other proceeds from such interests, and substantially all of the stock of WML's subsidiaries other than TWCC.
Capital Leases
During the six months ended June 30, 2013, we paid $2.7 million to purchase equipment under capital leases with a principal amount of $2.5 million. The difference between the purchase price and the carrying amount of the capital lease obligation was recorded as an adjustment to the carrying amount of the equipment.
Gross and Net Leverage Ratios

These ratios are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We use these ratios to assess our progress in reducing our aggregate debt levels. Refer to the Results of Operations section for the reconciliation of Adjusted EBITDA to net loss.

	June 30,	December 31,
	2013	2012
	(In millions)
Gross debt	$349.0	$361.0
Less:
Cash and cash equivalents	36.3	31.6
WML debt reserve account	13.1	13.1

Net debt	$299.6	$316.3

Adjusted EBITDA (for the twelve months ended)	$121.2	$105.4

Gross leverage ratio	2.88	3.43
Net leverage ratio	2.47	3.00
Heritage Health Costs and Pension Contributions
Our liquidity continues to be affected by our heritage health and pension obligations as follows:

	Six Months Ended June 30,		2013 Remaining Expected Amounts
	2013	2012
	(In millions)
Postretirement medical benefits	$6.0	$6.2	$7.2
CBF premiums	1.2	1.1	0.7
Workers’ compensation benefits	0.4	0.3	0.3
Total heritage health payments	$7.6	$7.6	$8.2

Pension contributions	$—	$—	$3.4

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash provided by (used in):
Operating activities	$34,924	$23,915
Investing activities	(15,105)	(110,621)
Financing activities	(15,155)	103,253

Cash provided by operating activities increased $11.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to stronger power demand, favorable weather conditions and the Kemmerer acquisition. In addition, our ROVA power plant had fewer unplanned outages.

Cash used in investing activities decreased $95.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to the Kemmerer acquisition. Capital expenditures were $13.5 million and $12.0 million for the six months ended June 30, 2013 and 2012, respectively.

Cash provided by financing activities decreased $118.4 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to the Kemmerer acquisition debt. Debt repayments were $16.1 million and $10.9 million for the six months ended June 30, 2013 and 2012, respectively.

Our working capital deficit of $11.1 million at June 30, 2013 remained consistent with December 31, 2012.
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

There has been no material changes in our market risk during the six months ended June 30, 2013. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item  7A of our 2012 Form 10-K.

ITEM 4	— CONTROLS AND PROCEDURES.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2013. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.

Additionally, there have been no changes in internal control over financial reporting that occurred during the six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company's purchases of its common stock during the three months ended June 30, 2013 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
April 2, 2013	22,571	$11.42
____________________

(1)	Shares purchased as indicated in this table represent the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

ITEM 4	— MINE SAFETY DISCLOSURE.

On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act. Section 1503(a) of the Act contains reporting requirements regarding mine safety. Mine safety violations and other regulatory matters, as required by Section 1503(a) of the Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 to this report on Form 10-Q.

ITEM 6	— Exhibits

See Exhibit Index at page 52 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	July 26, 2013	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer and Treasurer (Principal Financial Officer and A Duly Authorized Officer)

Date:	July 26, 2013	/s/ Russell H. Werner
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
101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2013 furnished in XBRL). Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”
X