Form 10-Q
period 2013-09-30
WESTMORELAND COAL Co
filed 2013-10-25
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 24, 2013: 14,592,231 shares of common stock, $2.50 par value.

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	(Unaudited)
	September 30, 2013	December 31, 2012
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$45,487	$31,610
Receivables:
Trade	67,313	60,037
Contractual third-party reclamation receivables	11,230	10,207
Other	4,436	3,220
	82,979	73,464
Inventories	39,334	37,734
Other current assets	21,220	16,504
Total current assets	189,020	159,312
Property, plant and equipment:
Land and mineral rights	263,181	261,741
Plant and equipment	656,718	635,720
	919,899	897,461
Less accumulated depreciation, depletion and amortization	430,809	384,621
Net property, plant and equipment	489,090	512,840
Advanced coal royalties	4,936	4,316
Reclamation deposits	74,403	72,718
Restricted investments and bond collateral	87,219	87,209
Contractual third-party reclamation receivables, less current portion	80,679	84,158
Intangible assets, net of accumulated amortization of $13.7 million and $12.4 million at September 30, 2013 and December 31, 2012, respectively	1,941	3,203
Other assets	12,551	12,359
Total Assets	$939,839	$936,115
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

	(Unaudited)
	September 30, 2013	December 31, 2012
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$22,125	$23,791
Accounts payable and accrued expenses:
Trade	60,650	52,093
Production taxes	44,745	33,228
Workers’ compensation	805	820
Postretirement medical benefits	14,068	14,068
SERP	390	390
Deferred revenue	12,462	12,822
Asset retirement obligations	25,038	22,238
Other current liabilities	4,663	11,462
Total current liabilities	184,946	170,912
Long-term debt, less current installments	321,344	337,198
Workers’ compensation, less current portion	8,366	8,710
Excess of black lung benefit obligation over trust assets	8,409	8,356
Postretirement medical benefits, less current portion	322,801	319,775
Pension and SERP obligations, less current portion	53,906	54,250
Deferred revenue, less current portion	48,976	56,891
Asset retirement obligations, less current portion	238,163	241,609
Intangible liabilities, net of accumulated amortization of $12.2 million and $11.4 million at September 30, 2013 and December 31, 2012, respectively	5,861	6,625
Other liabilities	27,378	18,020
Total liabilities	1,220,150	1,222,346
Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares;
Issued and outstanding 159,960 shares at September 30, 2013 and December 31, 2012	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares;
Issued and outstanding 14,592,231 shares at September 30, 2013 and 14,201,411 shares at December 31, 2012	36,479	35,502
Other paid-in capital	134,133	130,852
Accumulated other comprehensive loss	(142,779)	(148,345)
Accumulated deficit	(290,655)	(289,727)
Total Westmoreland Coal Company shareholders’ deficit	(262,662)	(271,558)
Noncontrolling interest	(17,649)	(14,673)
Total deficit	(280,311)	(286,231)
Total Liabilities and Shareholders’ Deficit	$939,839	$936,115
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenues	$176,792	$161,332	$500,739	$441,410
Cost, expenses and other:
Cost of sales	138,193	117,088	399,142	339,906
Depreciation, depletion and amortization	17,434	15,534	47,257	42,542
Selling and administrative	12,498	11,665	36,354	37,157
Heritage health benefit expenses	4,057	3,881	11,117	11,743
Loss (gain) on sales of assets	(13)	14	(321)	291
Other operating income	(3,913)	(2,301)	(19,055)	(10,503)
	168,256	145,881	474,494	421,136
Operating income (loss)	8,536	15,451	26,245	20,274
Other income (expense):
Interest expense	(9,909)	(11,096)	(30,145)	(32,011)
Loss on extinguishment of debt	—	—	(64)	—
Interest income	301	475	878	1,371
Other income	89	196	287	611
	(9,519)	(10,425)	(29,044)	(30,029)
Income (loss) before income taxes	(983)	5,026	(2,799)	(9,755)
Income tax expense (benefit)	30	(325)	85	(1,239)
Net income (loss)	(1,013)	5,351	(2,884)	(8,516)
Less net income (loss) attributable to noncontrolling interest	(3,774)	(2,271)	(2,976)	(4,914)
Net income (loss) attributable to the Parent company	2,761	7,622	92	(3,602)
Less preferred stock dividend requirements	340	340	1,020	1,020
Net income (loss) applicable to common shareholders	$2,421	$7,282	$(928)	$(4,622)
Net income (loss) per share applicable to common shareholders:
Basic	$0.17	$0.52	$(0.06)	$(0.33)
Diluted	$0.16	$0.50	$(0.06)	$(0.33)
Weighted average number of common shares outstanding
Basic	14,592	14,104	14,457	13,986
Diluted	14,927	15,326	14,457	13,986
See accompanying Notes to Consolidated Financial Statements.

W0ESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
			(In thousands)
Net income (loss)	$(1,013)	$5,351	$(2,884)	$(8,516)
Other comprehensive income (loss):
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	872	729	2,617	2,187
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	1,002	643	3,004	1,929
Tax effect of other comprehensive income gains	—	(521)	—	(1,496)
Unrealized and realized gains and losses on available-for-sale securities	(16)	(25)	(55)	(248)
Other comprehensive income	1,858	826	5,566	2,372
Comprehensive income (loss) attributable to the Parent company	$845	$6,177	$2,682	$(6,144)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Deficit
Nine Months Ended September 30, 2013
(Unaudited)

	Preferred Stock		Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2012	159,960	$160	14,201,411	$35,502	$130,852	$(148,345)	$(289,727)	$(14,673)	$(286,231)
Preferred dividends declared	—	—	—	—	—	—	(1,020)	—	(1,020)
Common stock issued as compensation	—	—	224,129	560	4,034	—	—	—	4,594
Issuance of restricted stock	—	—	166,691	417	(753)	—	—	—	(336)
Net (loss) income	—	—	—	—	—	—	92	(2,976)	(2,884)
Other comprehensive income	—	—	—	—	—	5,566	—	—	5,566
Balance at September 30, 2013	159,960	$160	14,592,231	$36,479	$134,133	$(142,779)	$(290,655)	$(17,649)	$(280,311)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,884)	$(8,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	47,257	42,542
Accretion of asset retirement obligation and receivable	9,507	9,037
Non-cash tax benefits	—	(1,496)
Amortization of intangible assets and liabilities, net	498	492
Share-based compensation	4,594	4,776
Loss (gain) on sales of assets	(321)	291
Amortization of deferred financing costs	2,790	2,904
Loss on extinguishment of debt	64	—
Gain on sales of investment securities	(25)	(183)
Changes in operating assets and liabilities:
Receivables, net	(8,491)	(20,054)
Inventories	(1,600)	(488)
Excess of black lung benefit obligation over trust assets	53	1,626
Accounts payable and accrued expenses	12,457	19,979
Deferred revenue	(8,275)	(5,352)
Income tax payable	(26)	—
Accrual for workers’ compensation	(359)	(212)
Asset retirement obligations	(6,888)	(6,144)
Accrual for postretirement medical benefits	6,030	4,542
Pension and SERP obligations	2,273	1,949
Other assets and liabilities	1,815	(3,344)
Net cash provided by operating activities	58,469	42,349
Cash flows from investing activities:
Additions to property, plant and equipment	(20,223)	(16,066)
Change in restricted investments and bond collateral and reclamation deposits	(9,652)	(29,808)
Cash payments related to acquisitions	—	(72,522)
Net proceeds from sales of assets	604	385
Proceeds from the sale of restricted investments	7,927	1,828
Receivable from customer for property and equipment purchases	(1)	(466)
Net cash used in investing activities	(21,345)	(116,649)
Cash flows from financing activities:
Change in book overdrafts	20	853
Borrowings from long-term debt, net of debt discount	—	119,364
Repayments of long-term debt	(22,065)	(16,431)
Borrowings on revolving lines of credit	7,000	16,500
Repayments on revolving lines of credit	(7,000)	(16,500)
Debt issuance costs and other refinancing costs	(182)	(5,564)
Preferred dividends paid	(1,020)	(1,020)
Net cash provided by (used in) financing activities	(23,247)	97,202
Net increase in cash and cash equivalents	13,877	22,902
Cash and cash equivalents, beginning of period	31,610	30,783
Cash and cash equivalents, end of period	$45,487	$53,685
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

The Company is subject to two major debt arrangements: (1) $90.0 million senior secured notes at WML that are collateralized by all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC; and (2) $251.5 million senior secured notes at the Parent level that are collateralized by the assets of the Parent, WRI, Kemmerer and ROVA.

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
In October, 2013 the Investor informed the Company they do not expect to extend the ICTC monetization transaction, which will expire on December 31, 2013. Since 2009, the Company has experienced a yearly average of $3.0 million of income and $6.2 million of cash receipts from the ICTC. The Company is currently evaluating alternative options regarding the future monetization of its ICTC, in the event that the IRS extends the ICTC beyond December 31, 2013.

The Company received business interruption insurance proceeds for the nine months ended September 30, 2013 due to an explosion and subsequent fire at a customer’s facility. The Company recognizes income as business interruption losses are incurred and reimbursement is virtually assured. The Company reports this income in Other operating income and has recognized $5.0 million and $16.3 million of income for the three and nine months ended September 30, 2013, respectively; and $3.3 million and $11.9 million of income for the three and nine months ended September 30, 2012, respectively. The Company received $6.0 million and $13.4 million of cash proceeds for the three and nine months ended September 30, 2013, respectively.

The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013.

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

Nine Months Ended September 30, 2012
(In thousands)
Total Revenues
As reported	$441,410
Pro forma	$455,523

Operating Income
As reported	$20,274
Pro forma	$22,548

Net loss applicable to common shareholders
As reported	$(4,622)
Pro forma	$(3,560)

Net loss per share applicable to common shareholders
As reported	$(0.33)
Pro forma	$(0.25)

3.	ACCOUNTING POLICIES

Effective January 1, 2013, the Company adopted an accounting standards update which requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This accounting standards update only affects the Company's disclosures.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

4.	INVENTORIES
Inventories consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Coal stockpiles	$863	$989
Coal fuel inventories	4,068	3,048
Materials and supplies	35,505	34,954
Reserve for obsolete inventory	(1,102)	(1,257)
Total	$39,334	$37,734

5.	RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Coal Segment:
WML debt reserve account	$13,066	$13,062
Reclamation bond collateral:
Kemmerer Mine	24,715	24,702
Absaloka Mine	14,583	14,507
Rosebud Mine	12,496	12,495
Beulah Mine	1,270	1,270
Power Segment:
Letter of credit account	5,996	5,990
Corporate Segment:
Postretirement medical benefit bonds	8,445	8,593
Workers’ compensation bonds	6,648	6,590
Total restricted investments and bond collateral	$87,219	$87,209

For all of its restricted investments and bond collateral accounts, the Company can select from limited fixed-income investment options for the funds and receive the investment returns on these investments. Funds in the restricted investments and bond collateral accounts are not available to meet the Company’s cash needs.

These accounts include held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts calculated on the effective interest method. Interest income is recognized when earned. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss.

The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at September 30, 2013 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$48,553	$48,553
Time deposits	8,440	8,440
Held-to-maturity securities	30,226	30,196
	$87,219	$87,189
For the nine months ended September 30, 2013, the Company recorded less than $0.1 million of gains on the sale of available-for-sale securities held as restricted investments and bond collateral.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Held-to-Maturity Restricted Investments and Bond Collateral

The amortized cost, gross unrealized holding gains and fair value of held-to-maturity securities at September 30, 2013 is as follows (in thousands):

Amortized cost	$30,226
Gross unrealized holding gains	331
Gross unrealized holding losses	(361)
Fair value	$30,196
Maturities of held-to-maturity securities are as follows at September 30, 2013:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$605	$609
Due in five years or less	16,900	17,069
Due after five years to ten years	6,780	6,755
Due in more than ten years	5,941	5,763
	$30,226	$30,196

The Company does not intend to sell its held-to-maturity securities and it is not more likely than not that the Company will be required to sell the securities before recovery of amortized cost bases, which may be maturity.

6.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Company’s long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	September 30, 2013	December 31, 2012
	(In thousands)
10.75% senior notes due 2018	$251,500	$252,000
WML term debt due 2018	90,000	103,500
Capital lease obligations	9,567	13,926
Other	1,324	1,654
Debt discount	(8,922)	(10,091)
Total debt outstanding	343,469	360,989
Less current installments	(22,125)	(23,791)
Total debt outstanding, less current installments	$321,344	$337,198

In March 2013, the Company amended the WML Revolving Credit Agreement by extending the maturity date from June 26, 2013 to December 31, 2017. Issuance costs related to the amendment of $0.2 million have been capitalized. This Revolving Credit Agreement has a borrowing limit of $25.0 million.
During the nine months ended September 30, 2013, the Company paid $0.5 million, excluding accrued interest, to repurchase Senior Notes with a principal amount of $0.5 million. The Company recognized losses of $0.1 million on these repurchases, which were recorded as losses on extinguishment of debt. The losses on the repurchases were measured based on the carrying value of the repurchased portion of the Senior Notes, which included a portion of the unamortized debt issue costs and the debt discount on the dates of repurchase.
During the nine months ended September 30, 2013, the Company paid $2.7 million to purchase equipment under capital leases with a principal amount of $2.5 million. The difference between the purchase price and the carrying amount of the capital lease obligation was recorded as an adjustment to the carrying amount of the equipment.

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

The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$1,109	$1,061	$3,327	$2,602
Interest cost	3,035	3,057	9,104	9,226
Amortization of deferred items	1,001	643	3,004	1,929
Total net periodic benefit cost	$5,145	$4,761	$15,435	$13,757
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Former mining operations	$3,119	$2,828	$9,356	$8,485
Current operations	2,026	1,933	6,079	5,272
Total net periodic benefit cost	$5,145	$4,761	$15,435	$13,757
The costs for the former mining operations are included in Heritage health benefit expenses and costs for current operations are included in Cost of sales and Selling and administrative expenses.
Pension

The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements.

The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$587	$576	$1,760	$1,606
Interest cost	1,590	1,669	4,771	4,816
Expected return on plan assets	(2,192)	(2,164)	(6,577)	(6,243)
Amortization of deferred items	872	729	2,617	2,187
Total net periodic pension cost	$857	$810	$2,571	$2,366
These costs are included in Cost of sales and Selling and administrative expenses.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company did not contribute cash to its pension plans in the nine months ended September 30, 2013 and expects to make $0.6 million of pension plan contributions during the remainder of 2013.

8.	HERITAGE HEALTH BENEFIT EXPENSES

The caption Heritage health benefit expenses used in the consolidated statements of operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Health care benefits	$3,179	$2,850	$9,446	$8,526
Combined benefit fund payments	576	561	1,727	1,682
Workers’ compensation benefits	99	121	331	382
Black lung benefits (credit)	203	349	(387)	1,153
Total	$4,057	$3,881	$11,117	$11,743

9.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLE, AND RECLAMATION DEPOSITS
The asset retirement obligation, contractual third-party reclamation receivable, and reclamation deposits for each of the Company’s mines and ROVA at September 30, 2013 are summarized below:

	Asset Retirement Obligation	Contractual Third-Party Reclamation Receivable	Reclamation Deposits
	(In thousands)
Rosebud	$120,510	$18,564	$74,403
Jewett	72,927	72,927	—
Absaloka	27,717	418	—
Beulah	19,046	—	—
Kemmerer	17,022	—	—
Savage	5,103	—	—
ROVA	876	—	—
Total	$263,201	$91,909	$74,403

Asset Retirement Obligations

Changes in the Company’s asset retirement obligations were as follows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$263,847	$247,478
Accretion	16,426	16,360
Liabilities settled	(17,072)	(13,814)
Changes due to amount and timing of reclamation	—	(4,757)
ARO acquired	—	19,377
Asset retirement obligations, end of period	263,201	264,644
Less current portion	(25,038)	(18,469)
Asset retirement obligations, less current portion	$238,163	$246,175

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Contractual Third-Party Reclamation Receivables

At September 30, 2013, the Company has recognized as an asset $91.9 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for future reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.

Reclamation Deposits

The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at September 30, 2013 are as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$48,323	$48,323	Level 1
Held-to-maturity securities	11,719	12,424	Level 2
Time deposits	14,361	14,361	Level 1
	$74,403	$75,108

Held-to-Maturity Reclamation Deposits

The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at September 30, 2013 are as follows (in thousands):

Amortized cost	$11,719
Gross unrealized holding gains	779
Gross unrealized holding losses	(74)
Fair value	$12,424

Maturities of held-to-maturity securities are as follows at September 30, 2013:

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$26	$28
Due in five years or less	6,664	7,011
Due after five years to ten years	3,118	3,236
Due in more than ten years	1,911	2,149
	$11,719	$12,424

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

10.	FAIR VALUE MEASUREMENTS

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

Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates as of September 30, 2013 (Level 3). The estimated fair values of the Company’s debt with fixed interest rates are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2012	$345,408	$359,753
September 30, 2013	$332,576	$363,553

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

Preferred Stock

The Company has outstanding Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. The Company has paid $0.3 million and $1.0 million of preferred stock dividends for the three and nine months ended September 30, 2013, respectively.

Changes in Accumulated Other Comprehensive Income

The following table reflects the changes in accumulated other comprehensive income (loss) by component:

	Pension	Postretirement medical benefits	Available for sale securities	Tax effect of other comprehensive income gains	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2012	$(44,717)	$(77,527)	$55	$(26,156)	$(148,345)
Other comprehensive income before reclassifications	—	—	(43)	—	(43)
Amounts reclassified from accumulated other comprehensive income (loss)	2,617	3,004	(12)	—	5,609
Balance at September 30, 2013	$(42,100)	$(74,523)	$—	$(26,156)	$(142,779)
The following table reflects the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 are as follows (in thousands):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)[1]		Affected line item in the statement where net income (loss) is presented
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Available-for sale securities
Realized gains and losses on available-for sale securities	$—	$(12)	Other income (loss)
	$—	$(12)	Total
Amortization of defined benefit pension items
Actuarial losses	$872	$2,617	[2]
Amortization of postretirement medical items
Prior service costs	$(159)	$(477)	[3]
Actuarial losses	1,161	3,481	[3]
	$1,002	$3,004	Total
____________________

(1)	Amounts in parentheses indicate debits to income/loss.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 7 - Pension for additional details)

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

In July 2013, the Company began contributing cash to its 401(k) plan instead of Company stock.

The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$728	$650	$2,239	$2,378
Contributions of stock to the Company’s 401(k) plan	95	665	2,355	2,398
Total share-based compensation expense	$823	$1,315	$4,594	$4,776

Restricted Stock Units

A summary of restricted stock award activity for nine months ended September 30, 2013 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2012	680,185	$8.88
Granted	103,730	11.70
Vested	(195,940)	8.62
Non-vested at September 30, 2013	587,975	$9.46	$3,075	(1)
____________________

(1)	Expected to be recognized over the next three years.

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

Stock Options and Stock Appreciation Rights (SARs)

During the nine months ended September 30, 2013, 16,400 stock options expired while no activity occurred with SARs.
13.   EARNINGS PER SHARE

Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, and restricted stock units. No such items were included in the computation of diluted loss per share in the nine months ended September 30, 2013 and September 30, 2012 because the Company incurred a net loss applicable to common shareholders in these periods and the effect of inclusion would have been anti-dilutive.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Income (loss) for basic earnings per share calculation:
Net income (loss) allocated to common shareholders	$2,421	$7,282	$(928)	$(4,622)
Weighted average shares outstanding:
Basic weighted average shares outstanding	14,592	14,104	14,457	13,986
Effect of restricted stock units, stock options and SARS	335	129	—	—
Effect of convertible notes and securities	—	1,093	—	—
Diluted weighted average shares outstanding	14,927	15,326	14,457	13,986

The table below shows the number of shares that were excluded from the calculation of diluted income (loss) per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Convertible securities	1,093	—	1,093	1,093
Restricted stock units, stock options and SARs	478	849	813	978
Total shares excluded from diluted shares calculation	1,571	849	1,906	2,071
14.   BUSINESS SEGMENT INFORMATION

Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization, reporting of revenue, and operating income.

The Company’s operations are classified into four reporting segments: coal, power, heritage and corporate.

Summarized financial information by segment is as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended September 30, 2013
Revenues	$151,881	$24,911	$—	$—	$176,792
Operating income (loss)	10,231	5,087	(4,326)	(2,456)	8,536
Depreciation, depletion, and amortization	14,792	2,551	—	91	17,434
Total assets	714,841	180,967	15,419	28,612	939,839
Capital expenditures	6,803	17	—	(64)	6,756
Three Months Ended September 30, 2012
Revenues	$138,798	$22,534	$—	$—	$161,332
Operating income (loss)	18,025	4,023	(4,149)	(2,448)	15,451
Depreciation, depletion, and amortization	12,896	2,534	—	104	15,534
Total assets	719,129	192,093	15,077	44,854	971,153
Capital expenditures	3,872	121	—	92	4,085
Nine Months Ended September 30, 2013
Revenues	$433,330	$67,409	$—	$—	$500,739
Operating income (loss)	36,778	8,922	(12,031)	(7,424)	26,245
Depreciation, depletion, and amortization	39,347	7,632	—	278	47,257
Total assets	714,841	180,967	15,419	28,612	939,839
Capital expenditures	19,022	715	—	486	20,223
Nine Months Ended September 30, 2012
Revenues	$382,272	$59,138	$—	$—	$441,410
Operating income (loss)	37,478	5,066	(12,687)	(9,583)	20,274
Depreciation, depletion, and amortization	34,671	7,554	—	317	42,542
Total assets	719,129	192,093	15,077	44,854	971,153
Capital expenditures	13,910	2,033	—	123	16,066

A reconciliation of segment income (loss) from operations to loss before income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Income (loss) from operations	$8,536	$15,451	$26,245	$20,274
Loss on extinguishment of debt	—	—	(64)	—
Interest expense	(9,909)	(11,096)	(30,145)	(32,011)
Interest income	301	475	878	1,371
Other income (loss)	89	196	287	611
Loss before income taxes	$(983)	$5,026	$(2,799)	$(9,755)

15.	CONTINGENCIES

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS
September 30, 2013
(In thousands)

Assets	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$8,647	$907	$17,750	$18,183	$—	$45,487
Receivables:
Trade	—	14,669	16,267	36,377	—	67,313
Contractual third-party reclamation receivables	—	—	58	11,172	—	11,230
Intercompany receivable/payable	(5,990)	—	3,738	(30,817)	33,069	—
Other	195	—	20,618	1,426	(17,803)	4,436
	(5,795)	14,669	40,681	18,158	15,266	82,979
Inventories	—	4,067	16,888	18,379	—	39,334
Other current assets	6,196	577	9,269	5,178	—	21,220
Total current assets	9,048	20,220	84,588	59,898	15,266	189,020
Property, plant and equipment:
Land and mineral rights	—	1,395	93,031	168,755	—	263,181
Plant and equipment	3,850	220,769	229,720	202,379	—	656,718
	3,850	222,164	322,751	371,134	—	919,899
Less accumulated depreciation, depletion and amortization	2,642	69,106	125,779	233,282	—	430,809
Net property, plant and equipment	1,208	153,058	196,972	137,852	—	489,090
Advanced coal royalties	—	—	500	4,436	—	4,936
Reclamation deposits	—	—	—	74,403	—	74,403
Restricted investments and bond collateral	15,092	5,996	39,298	26,833	—	87,219
Contractual third-party reclamation receivables	—	—	360	80,319	—	80,679
Intangible assets	—	1,693	—	248	—	1,941
Investment in subsidiaries	241,226	—	(792)	3,770	(244,204)	—
Other assets	9,044	—	2,300	3,207	(2,000)	12,551
Total assets	$275,618	$180,967	$323,226	$390,966	$(230,938)	$939,839

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS
September 30, 2013
(In thousands)

Liabilities and Shareholders’ Deficit	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current liabilities
Current installments of long-term debt	$(1,685)	$—	$2,268	$21,542	$—	$22,125
Accounts payable and accrued expenses:
Trade	3,427	9,318	14,825	50,863	(17,783)	60,650
Production taxes	—	2	18,540	26,203	—	44,745
Workers’ compensation	805	—	—	—	—	805
Postretirement medical benefits	12,494	—	87	1,487	—	14,068
SERP	390	—	—	—	—	390
Deferred revenue	—	9,245	1,084	2,133	—	12,462
Asset retirement obligations	—	—	3,585	21,453	—	25,038
Other current liabilities	4,536	—	27	119	(19)	4,663
Total current liabilities	19,967	18,565	40,416	123,800	(17,802)	184,946
Long-term debt, less current installments	246,261	—	1,720	75,363	(2,000)	321,344
Workers’ compensation, less current portion	8,366	—	—	—	—	8,366
Excess of black lung benefit obligation over trust assets	8,409	—	—	—	—	8,409
Postretirement medical benefits, less current portion	222,090	—	60,259	40,452	—	322,801
Pension and SERP obligations, less current portion	28,357	281	19,787	5,481	—	53,906
Deferred revenue, less current portion	—	43,174	—	5,802	—	48,976
Asset retirement obligations, less current portion	—	876	41,154	196,133	—	238,163
Intangible liabilities	—	5,861	—	—	—	5,861
Other liabilities	5,942	—	18,684	2,752	—	27,378
Intercompany receivable/payable	16,537	—	(1,803)	3,904	(18,638)	—
Total liabilities	555,929	68,757	180,217	453,687	(38,440)	1,220,150
Shareholders’ deficit
Preferred stock	160	—	—	—	—	160
Common stock	36,479	5	110	132	(247)	36,479
Other paid-in capital	134,133	52,828	94,395	64,223	(211,446)	134,133
Accumulated other comprehensive loss	(142,779)	(351)	(5,003)	(23,245)	28,599	(142,779)
Accumulated earnings (deficit)	(290,655)	59,728	53,507	(103,831)	(9,404)	(290,655)
Total Westmoreland Coal Company shareholders’ deficit	(262,662)	112,210	143,009	(62,721)	(192,498)	(262,662)
Noncontrolling interest	(17,649)	—	—	—	—	(17,649)
Total equity (deficit)	(280,311)	112,210	143,009	(62,721)	(192,498)	(280,311)
Total liabilities and shareholders’ deficit	$275,618	$180,967	$323,226	$390,966	$(230,938)	$939,839

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2013
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$24,911	$58,529	$107,698	$(14,346)	$176,792
Costs and expenses:
Cost of sales	—	16,366	43,972	92,202	(14,347)	138,193
Depreciation, depletion and amortization	92	2,551	7,027	7,765	(1)	17,434
Selling and administrative	2,909	907	2,857	5,825	—	12,498
Heritage health benefit expenses	3,789	—	—	268	—	4,057
Loss (gain) on sales of assets	—	—	1	(14)	—	(13)
Other operating income	—	—	(3,913)	—	—	(3,913)
	6,790	19,824	49,944	106,046	(14,348)	168,256
Operating income (loss)	(6,790)	5,087	8,585	1,652	2	8,536
Other income (expense):
Interest expense	(7,622)	(10)	(61)	(2,222)	6	(9,909)
Interest income	29	5	102	171	(6)	301
Other income (loss)	—	—	55	34	—	89
	(7,593)	(5)	96	(2,017)	—	(9,519)
Income (loss) before income taxes and income of consolidated subsidiaries	(14,383)	5,082	8,681	(365)	2	(983)
Equity in income of subsidiaries	13,369	—	—	—	(13,369)	—
Income (loss) before income taxes	(1,014)	5,082	8,681	(365)	(13,367)	(983)
Income tax expense (benefit)	(1)	—	2,138	(395)	(1,712)	30
Net income (loss)	(1,013)	5,082	6,543	30	(11,655)	(1,013)
Less net loss attributable to noncontrolling interest	(3,774)	—	—	—	—	(3,774)
Net income (loss) attributable to the Parent company	$2,761	$5,082	$6,543	$30	$(11,655)	$2,761

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2012
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$22,534	$53,091	$94,103	$(8,396)	$161,332
Costs and expenses:
Cost of sales	—	14,982	34,658	75,844	(8,396)	117,088
Depreciation, depletion and amortization	104	2,533	5,732	7,165	—	15,534
Selling and administrative	3,001	995	2,381	5,288	—	11,665
Heritage health benefit expenses	3,638	—	—	243	—	3,881
Loss (gain) on sales of assets	—	—	18	(4)	—	14
Other operating income	—	—	(2,301)	—	—	(2,301)
	6,743	18,510	40,488	88,536	(8,396)	145,881
Operating income (loss)	(6,743)	4,024	12,603	5,567	—	15,451
Other income (expense):
Interest expense	(8,292)	(10)	(93)	(2,723)	22	(11,096)
Interest income	44	2	107	344	(22)	475
Other income	(3)	—	193	6	—	196
	(8,251)	(8)	207	(2,373)	—	(10,425)
Income (loss) before income taxes and income of consolidated subsidiaries	(14,994)	4,016	12,810	3,194	—	5,026
Equity in income of subsidiaries	19,982	—	—	—	(19,982)	—
Income (loss) before income taxes	4,988	4,016	12,810	3,194	(19,982)	5,026
Income tax expense (benefit)	(363)	—	605	1,625	(2,192)	(325)
Net income (loss)	5,351	4,016	12,205	1,569	(17,790)	5,351
Less net loss attributable to noncontrolling interest	(2,271)	—	—	—	—	(2,271)
Net income (loss) attributable to the Parent company	$7,622	$4,016	$12,205	$1,569	$(17,790)	$7,622

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2013
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$67,409	$154,958	$306,345	$(27,973)	$500,739
Costs and expenses:
Cost of sales	—	48,221	126,509	252,385	(27,973)	399,142
Depreciation, depletion and amortization	278	7,632	17,505	21,842	—	47,257
Selling and administrative	9,093	2,633	8,112	16,516	—	36,354
Heritage health benefit expenses	10,322	—	—	795	—	11,117
Gain on sales of assets	—	—	(146)	(175)	—	(321)
Other operating income	—	—	(19,053)	(2)	—	(19,055)
	19,693	58,486	132,927	291,361	(27,973)	474,494
Operating income (loss)	(19,693)	8,923	22,031	14,984	—	26,245
Other income (expense):
Interest expense	(22,797)	(30)	(220)	(7,121)	23	(30,145)
Loss on extinguishment of debt	(64)	—	—	—	—	(64)
Interest income	105	20	212	564	(23)	878
Other income (loss)	—	—	297	(10)	—	287
	(22,756)	(10)	289	(6,567)	—	(29,044)
Income (loss) before income taxes and income of consolidated subsidiaries	(42,449)	8,913	22,320	8,417	—	(2,799)
Equity in income of subsidiaries	39,565	—	—	—	(39,565)	—
Loss before income taxes	(2,884)	8,913	22,320	8,417	(39,565)	(2,799)
Income tax expense (benefit)	—	—	63	6,137	(6,115)	85
Net income (loss)	(2,884)	8,913	22,257	2,280	(33,450)	(2,884)
Less net loss attributable to noncontrolling interest	(2,976)	—	—	—	—	(2,976)
Net income (loss) attributable to the Parent company	$92	$8,913	$22,257	$2,280	$(33,450)	$92

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2012
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$59,138	$136,202	$268,031	$(21,961)	$441,410
Costs and expenses:
Cost of sales	—	43,644	94,909	223,314	(21,961)	339,906
Depreciation, depletion and amortization	317	7,554	14,382	20,289	—	42,542
Selling and administrative	9,794	2,874	7,583	18,433	(1,527)	37,157
Heritage health benefit expenses	11,006	—	—	737	—	11,743
Loss on sales of assets	—	—	18	273	—	291
Other operating loss (income)	—	—	(12,030)	—	1,527	(10,503)
	21,117	54,072	104,862	263,046	(21,961)	421,136
Operating income (loss)	(21,117)	5,066	31,340	4,985	—	20,274
Other income (expense):
Interest expense	(23,315)	(30)	(298)	(8,438)	70	(32,011)
Interest income	192	6	224	1,019	(70)	1,371
Other income	187	—	280	144	—	611
	(22,936)	(24)	206	(7,275)	—	(30,029)
Income (loss) before income taxes and income of consolidated subsidiaries	(44,053)	5,042	31,546	(2,290)	—	(9,755)
Equity in income of subsidiaries	34,200	—	—	—	(34,200)	—
Loss before income taxes	(9,853)	5,042	31,546	(2,290)	(34,200)	(9,755)
Income tax expense (benefit)	(1,337)	—	2,374	753	(3,029)	(1,239)
Net income (loss)	(8,516)	5,042	29,172	(3,043)	(31,171)	(8,516)
Less net loss attributable to noncontrolling interest	(4,914)	—	—	—	—	(4,914)
Net income (loss) attributable to the Parent company	$(3,602)	$5,042	$29,172	$(3,043)	$(31,171)	$(3,602)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2013
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(1,013)	$5,082	$6,543	$30	$(11,655)	$(1,013)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	872	7	—	215	(222)	872
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	1,002	—	—	213	(213)	1,002
Unrealized and realized gains and losses on available-for-sale securities	(16)	—	—	(16)	16	(16)
Other comprehensive income (loss)	1,858	7	—	412	(419)	1,858
Comprehensive income (loss) attributable to the Parent company	$845	$5,089	$6,543	$442	$(12,074)	$845

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2012
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$5,351	$4,016	$12,205	$1,569	$(17,790)	$5,351
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	729	6	—	185	(191)	729
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	643	—	—	243	(243)	643
Tax effect of other comprehensive income gains	(521)	—	—	—	—	(521)
Unrealized and realized gains and losses on available-for-sale securities	(25)	—	1	(25)	24	(25)
Other comprehensive income (loss)	826	6	1	403	(410)	826
Comprehensive income (loss) attributable to the Parent company	$6,177	$4,022	$12,206	$1,972	$(18,200)	$6,177

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2013
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(2,884)	$8,913	$22,257	$2,280	$(33,450)	$(2,884)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	2,617	21	—	648	(669)	2,617
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	3,004	—	—	640	(640)	3,004
Unrealized and realized gains and losses on available-for-sale securities	(55)	—	(17)	(38)	55	(55)
Other comprehensive income (loss)	5,566	21	(17)	1,250	(1,254)	5,566
Comprehensive income (loss) attributable to the Parent company	$2,682	$8,934	$22,240	$3,530	$(34,704)	$2,682

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2012
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(8,516)	$5,042	$29,172	$(3,043)	$(31,171)	$(8,516)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	2,187	16	—	557	(573)	2,187
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	1,929	—	—	729	(729)	1,929
Tax effect of other comprehensive income gains	(1,496)	—	—	—	—	(1,496)
Unrealized and realized gains and losses on available-for-sale securities	(248)	—	1	(44)	43	(248)
Other comprehensive income (loss)	2,372	16	1	1,242	(1,259)	2,372
Comprehensive income (loss) attributable to the Parent company	$(6,144)	$5,058	$29,173	$(1,801)	$(32,430)	$(6,144)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2013
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(2,884)	$8,913	$22,257	$2,280	$(33,450)	$(2,884)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	39,565	—	—	—	(39,565)	—
Depreciation, depletion, and amortization	278	7,632	17,505	21,842	—	47,257
Accretion of asset retirement obligation and receivable	—	48	3,145	6,314	—	9,507
Amortization of intangible assets and liabilities, net	—	467	—	31	—	498
Share-based compensation	1,868	30	877	1,819	—	4,594
Gain on sale of assets	—	—	(146)	(175)	—	(321)
Amortization of deferred financing costs	2,353	—	35	402	—	2,790
Loss on extinguishment of debt	64	—	—	—	—	64
Gain on sales of investment securities	—	—	(4)	(21)	—	(25)
Changes in operating assets and liabilities:
Receivables, net	(118)	(1,651)	(6,651)	(4,557)	4,486	(8,491)
Inventories	—	(1,020)	(350)	(230)	—	(1,600)
Excess of black lung benefit obligation over trust assets	53	—	—	—	—	53
Accounts payable and accrued expenses	(8,223)	4,314	7,264	12,060	(2,958)	12,457
Deferred revenue	—	(6,608)	(1,913)	246	—	(8,275)
Income tax payable	—	—	(1,679)	1,653	—	(26)
Accrual for workers’ compensation	(359)	—	—	—	—	(359)
Asset retirement obligations	—	—	(1,801)	(5,087)	—	(6,888)
Accrual for postretirement medical benefits	118	—	4,278	1,634	—	6,030
Pension and SERP obligations	1,042	13	441	777	—	2,273
Other assets and liabilities	(215)	(453)	(1,652)	4,134	1	1,815
Net cash provided by (used in) operating activities	33,542	11,685	41,606	43,122	(71,486)	58,469
Cash flows from investing activities:
Distributions received from subsidiaries	50,800	—	—	—	(50,800)	—
Additions to property, plant and equipment	(486)	(715)	(11,342)	(7,680)	—	(20,223)
Change in restricted investments and bond collateral and reclamation deposits	91	(6)	(530)	(9,207)	—	(9,652)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Net proceeds from sales of assets	—	—	335	269	—	604
Proceeds from the sale of investments	—	—	428	7,499	—	7,927
Receivable from customer for property and equipment purchases	—	—	—	(1)	—	(1)
Net cash provided by (used in) investing activities	50,405	(721)	(11,109)	(9,120)	(50,800)	(21,345)
Cash flows from financing activities:
Change in book overdrafts	—	—	20	—	—	20
Repayments of long-term debt	(500)	—	(1,874)	(19,691)	—	(22,065)
Borrowings on revolving lines of credit	—	—	—	7,000	—	7,000
Repayments on revolving lines of credit	—	—	—	(7,000)	—	(7,000)
Debt issuance costs and other refinancing costs	(26)	—	—	(156)	—	(182)
Dividends/distributions	(1,020)	(14,500)	(23,500)	(12,800)	50,800	(1,020)
Transactions with Parent/affiliates	(88,590)	(102)	7,245	9,961	71,486	—
Net cash provided by (used in) financing activities	(90,136)	(14,602)	(18,109)	(22,686)	122,286	(23,247)
Net increase (decrease) in cash and cash equivalents	(6,189)	(3,638)	12,388	11,316	—	13,877
Cash and cash equivalents, beginning of year	14,836	4,545	5,362	6,867	—	31,610
Cash and cash equivalents, end of year	$8,647	$907	$17,750	$18,183	$—	$45,487

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2012
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(8,516)	$5,042	$29,172	$(3,043)	$(31,171)	$(8,516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	34,200	—	—	—	(34,200)	—
Depreciation, depletion, and amortization	317	7,554	14,382	20,289	—	42,542
Accretion of asset retirement obligation and receivable	—	44	2,990	6,003	—	9,037
Amortization of intangible assets and liabilities, net	—	466	—	26	—	492
Non-cash tax benefits	(1,496)	—	—	—	—	(1,496)
Share-based compensation	2,118	34	428	2,196	—	4,776
Loss on sale of assets	—	—	18	273	—	291
Amortization of deferred financing costs	2,127	—	304	473	—	2,904
Gain on sales of investment securities	(183)	—	—	—	—	(183)
Changes in operating assets and liabilities:
Receivables, net	(29)	(379)	(21,186)	(4,602)	6,142	(20,054)
Inventories	—	571	(638)	(421)	—	(488)
Excess of black lung benefit obligation over trust assets	1,626	—	—	—	—	1,626
Accounts payable and accrued expenses	(2,624)	642	16,698	11,673	(6,410)	19,979
Deferred revenue	—	(6,307)	(786)	1,741	—	(5,352)
Accrual for workers’ compensation	(212)	—	—	—	—	(212)
Asset retirement obligations	—	—	(1,089)	(5,055)	—	(6,144)
Accrual for postretirement medical benefits	(143)	—	3,536	1,149	—	4,542
Pension and SERP obligations	835	9	516	589	—	1,949
Other assets and liabilities	(190)	(470)	1,526	(4,210)	—	(3,344)
Net cash provided by (used in) operating activities	27,830	7,206	45,871	27,081	(65,639)	42,349
Cash flows from investing activities:
Distributions received from subsidiaries	8,550	—	—	—	(8,550)	—
Additions to property, plant and equipment	(123)	(2,033)	(6,195)	(7,715)	—	(16,066)
Change in restricted investments and bond collateral and reclamation deposits	(3,098)	(5)	(24,873)	(1,832)	—	(29,808)
Cash payments related to acquisitions and other	4,000	—	(76,522)	—	—	(72,522)
Net proceeds from sales of assets	—	—	240	145	—	385

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Proceeds from the sale of investments	1,828	—	—	—	—	1,828
Receivable from customer for property and equipment purchases	—	—	—	(466)	—	(466)
Net cash provided by (used in) investing activities	11,157	(2,038)	(107,350)	(9,868)	(8,550)	(116,649)
Cash flows from financing activities:
Change in book overdrafts	—	(259)	—	1,112	—	853
Borrowings from long-term debt	119,364	—	—	—	—	119,364
Repayments of long-term debt	—	—	(1,912)	(14,519)	—	(16,431)
Borrowings on revolving lines of credit	—	—	—	16,500	—	16,500
Repayments on revolving lines of credit	—	—	—	(16,500)	—	(16,500)
Debt issuance costs and other refinancing costs	(5,563)	—	—	(1)	—	(5,564)
Dividends/distributions	(1,020)	(1,050)	—	(7,500)	8,550	(1,020)
Transactions with Parent/affiliates	(149,093)	(66)	68,496	15,024	65,639	—
Net cash provided by (used in) financing activities	(36,312)	(1,375)	66,584	(5,884)	74,189	97,202
Net increase (decrease) in cash and cash equivalents	2,675	3,793	5,105	11,329	—	22,902
Cash and cash equivalents, beginning of year	26,141	6	143	4,493	—	30,783
Cash and cash equivalents, end of year	$28,816	$3,799	$5,248	$15,822	$—	$53,685

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about our expectation that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future, our anticipated cash spend on heritage health and pension obligations, the possibility that we may from time to time use available cash to repurchase our 10.75% Senior Notes on the open market, and that we expect to have Excess Cash Flows for 2013.
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
Overview

Westmoreland Coal Company is an energy company whose operations include six surface coal mines in Montana, Wyoming, North Dakota and Texas, and two coal-fired power-generating units in North Carolina. We sold 21.7 million tons of coal in 2012 and 18.4 million tons through September 30, 2013. Our two principal operating segments are our coal and power segments. Our two non-operating segments are our heritage and corporate segments. Our heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our corporate segment consists primarily of corporate administrative expenses.

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
In October, 2013 our partner informed us they do not expect to extend the ICTC monetization transaction, which will expire on December 31, 2013. Since 2009, we have experienced a yearly average of $3.0 million of income and $6.2 million of cash receipts from the ICTC. We are currently evaluating alternative options regarding the future monetization of our ICTC, in the event that the IRS extends the ICTC beyond December 31, 2013.
Xcel Fire

In November 2011, an explosion and subsequent fire occurred at Unit 3 of Xcel Energy's Sherburne County Generating Station, or Unit 3, which is the largest customer of our Absaloka Mine. Xcel indicated that Unit 3 would be offline for an extended period. Unit 3 resumed operations during October 2013. WRI, our wholly owned subsidiary that operates the Absaloka Mine, maintains business interruption insurance coverage and has recognized $5.0 million and $16.3 million of income for the three and nine months ended September 30, 2013, respectively; and $3.3 million and $11.9 million of income for the three and nine months ended September 30, 2012, respectively. We received $6.0 million and $13.4 million of cash proceeds for the three and nine months ended September 30, 2013, respectively. Insurance proceeds are included in Net cash provided by operating activities. At the time Unit 3 resumed operations, we will no longer record income from business interruption insurance.

Results of Operations
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Summary
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In millions)
Revenues	$176.8	$161.3	$15.5	9.6%
Net income (loss) applicable to common shareholders	2.4	7.3	(4.9)	(67.1)%
Adjusted EBITDA(1)	30.1	35.5	(5.4)	(15.2)%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Our third quarter 2013 revenues increased primarily due to stronger power demand, favorable weather conditions, and fewer unplanned outages at ROVA.
Our third quarter 2013 net income applicable to common shareholders decreased by $4.9 million. The primary factors, in aggregate, driving this decrease in net income were:

Three Months Ended September 30, 2013
(In millions)
Decrease in our coal segment primarily due to costs incurred to increase production levels at the Absaloka Mine, coal mined at the Kemmerer Mine carried a higher royalty rate, and a contract adjustment related to employee benefit costs.	$(6.2)
Increase in our power segment operating income primarily due to fewer unplanned outages.	1.1
Increase due to other factors	0.2
Total	$(4.9)
Coal Segment Operating Results
The following table shows comparative coal revenues, operating income, adjusted EBITDA, sales volume, and percentage changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands, except per ton data)
Revenues	$151,881	$138,798	$13,083	9.4%
Operating income	10,231	18,025	(7,794)	(43.2)%
Adjusted EBITDA(1)	28,420	34,584	(6,164)	(17.8)%
Tons sold—millions of equivalent tons	6.6	6.0	0.6	10.0%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our third quarter 2013 coal segment revenues and tons sold increased due to stronger power demand and favorable weather conditions. Operating income decreased mostly due to increased costs incurred at the Absaloka Mine in preparation for higher production levels, primarily in anticipation of resumed operations at Sherco Unit 3; coal mined at the Kemmerer Mine carried a higher royalty rate; and a contract adjustment related to employee benefit costs.
Power Segment Operating Results
The following table shows comparative power revenues, operating income, adjusted EBITDA, production and percentage changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Revenues	$24,911	$22,534	$2,377	10.5%
Operating income	5,087	4,023	1,064	26.4%
Adjusted EBITDA(1)	7,814	6,742	1,072	15.9%
Megawatts hours	454	417	37	8.9%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our third quarter 2013 power segment revenues, operating income and megawatt hours increased due to fewer unplanned outages at our ROVA power plant.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

We are actively pursuing various possibilities with ROVA in anticipation of the termination of our coal supply agreements beginning in 2014. Today’s open market price for Central Appalachia coal is significantly greater than the price in our coal supply agreements.
Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Heritage segment operating expenses	$4,326	$4,149	$177	4.3%
Our third quarter 2013 heritage segment operating expenses remained consistent with third quarter 2012.
Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Corporate segment operating expenses	$2,456	$2,448	$8	0.3%
Our third quarter 2013 corporate segment operating expenses remained consistent with third quarter 2012.
Nonoperating Results (including interest expense, interest income, other income, income tax expense, and net loss attributable to noncontrolling interest)
Our interest expense for the third quarter of 2013 decreased to $9.9 million compared with $11.1 million for the third quarter of 2012 primarily due to lower debt levels.
Our interest income and other income for the third quarter of 2013 is comparable to the third quarter of 2012.
Our income tax expense for the third quarter of 2013 increased to less than $0.1 million compared to income tax benefit of $0.3 million for the third quarter of 2012 due to higher taxable income.
Our net loss attributable to noncontrolling interest for the third quarter of 2013 increased to $3.8 million compared with $2.3 million for the third quarter of 2012 related to increased losses from a partially owned consolidated subsidiary.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Summary
The following table shows the comparative consolidated results and changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In millions)
Revenues	$500.7	$441.4	$59.3	13.4%
Net income (loss) applicable to common shareholders	(0.9)	(4.6)	3.7	(80.4)%
Adjusted EBITDA(1)	87.8	77.4	10.4	13.4%
____________________

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our revenues for the first nine months of 2013 increased primarily due to stronger power demand, favorable weather conditions and the Kemmerer acquisition. In addition, our ROVA power plant had fewer unplanned outages.
Our net loss applicable to common shareholders for the first nine months of 2013 decreased by $3.7 million. The primary factors, in aggregate, driving this decrease in net loss were:

Nine Months Ended September 30, 2013
(In millions)
Increase in our power segment operating income due to fewer unplanned outages.	$3.9
Decrease in interest expense due to lower debt levels.	1.9
Decrease in our coal segment primarily due to costs incurred to increase production levels at the Absaloka Mine, coal mined at the Kemmerer Mine carried a higher royalty rate, and a contract adjustment related to employee benefit costs.	(1.1)
Decrease due to other factors	(1.0)
Total	$3.7
Coal Segment Operating Results
The following table shows comparative coal revenues, operating income, adjusted EBITDA, sales volume, and percentage changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands, except per ton data)
Revenues	$433,330	$382,272	$51,058	13.4%
Operating income	36,778	37,478	(700)	(1.9)%
Adjusted EBITDA(1)	87,993	84,080	3,913	4.7%
Tons sold—millions of equivalent tons	18.4	15.5	2.9	18.7%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our coal segment revenues and tons sold increased for the first nine months of 2013 primarily due to stronger power demand, favorable weather conditions, and the Kemmerer acquisition. Operating income decreased mostly due to increased costs incurred at the Absaloka Mine in preparation for higher production levels, primarily in anticipation of resumed operations at Sherco Unit 3; coal mined at the Kemmerer Mine carried a higher royalty rate; and a contract adjustment related to employee benefit costs. These decreases in operating income were partially offset with increased revenues described above.
Power Segment Operating Results
The following table shows comparative power revenues, operating income, adjusted EBITDA, production, and percentage changes between periods:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

	Nine Months Ended September 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Revenues	$67,409	$59,138	$8,271	14.0%
Operating income	8,922	5,066	3,856	76.1%
Adjusted EBITDA(1)	17,096	13,168	3,928	29.8%
Megawatts hours	1,216	1,077	139	12.9%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our power segment revenues, operating income and megawatt hours increased for the first nine months of 2013 due to fewer unplanned outages at our ROVA power plant.
Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Heritage segment operating expenses	$12,031	$12,687	$(656)	(5.2)%
Our heritage segment operating expenses decreased for the first nine months of 2013 primarily due to higher interest rates.
Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Corporate segment operating expenses	$7,424	$9,583	$(2,159)	(22.5)%
Our corporate segment operating expenses for the first nine months of 2013 decreased primarily due to a deductible on a claim paid by our captive insurance entity to our subsidiary related to the business interruption claim at our Absaloka Mine during the first quarter of 2012, however this expense was offset by proceeds recorded in the coal segment and thus had no impact on a consolidated basis. In addition, expenses decreased due to one-time recruiting and compensation expenses related to a new executive position occurring during the first nine months of 2012.
Nonoperating Results (including interest expense, interest income, other income, income tax expense, and net loss attributable to noncontrolling interest)
Our interest expense for the first nine months of 2013 decreased to $30.1 million compared with $32.0 million for the first nine months of 2012 primarily due to lower overall debt levels.
Our interest income and other income for the first nine months of 2013 is comparable to the first nine months of 2012.
Our income tax expense for the first nine months of 2013 increased to $0.1 million compared with $1.2 million of benefit for the first nine months of 2012 due to higher taxable income on improved results.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Our net loss attributable to noncontrolling interest for the first nine months of 2013 decreased to $3.0 million compared with a loss of $4.9 million for the first nine months of 2012 related to decreased losses from a partially owned consolidated subsidiary due to the ICTC amendment.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

The tables below show how we calculated Adjusted EBITDA, including a breakdown by segment, and reconciles Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure. Concerning the presentation of data for the Year Ended December 31, 2012 in the table below, please refer to our 2012 Form 10-K for additional information regarding our financial results. The Twelve Months Ended September 30, 2013 column is calculated from the prior three columns.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,	Twelve Months Ended September 30,
	2013	2012	2013	2012	2012	2013
	(In thousands)
Reconciliation of Adjusted EBITDA to Net income (loss)
Net income (loss)	$(1,013)	$5,351	$(2,884)	$(8,516)	$(13,662)	$(8,030)

Income tax expense (benefit)	30	(325)	85	(1,239)	90	1,414
Other income	(89)	(196)	(287)	(611)	(723)	(399)
Interest income	(301)	(475)	(878)	(1,371)	(1,496)	(1,003)
Loss on extinguishment of debt	—	—	64	—	1,986	2,050
Interest expense	9,909	11,096	30,145	32,011	42,677	40,811
Depreciation, depletion and amortization	17,434	15,534	47,257	42,542	57,145	61,860
Accretion of ARO and receivable	3,169	3,041	9,507	9,037	12,189	12,659
Amortization of intangible assets and liabilities	172	165	498	492	658	664
EBITDA	29,311	34,191	83,507	72,345	98,864	110,026

(Gain)/loss on sale of assets	(13)	14	(321)	291	528	(84)
Share-based compensation	822	1,315	4,594	4,776	6,040	5,858
Adjusted EBITDA	$30,120	$35,520	$87,780	$77,412	$105,432	$115,800

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Adjusted EBITDA by Segment
Coal	$28,420	$34,584	$87,993	$84,080
Power	7,814	6,742	17,096	13,168
Heritage	(4,326)	(4,149)	(12,031)	(12,687)
Corporate	(1,788)	(1,657)	(5,278)	(7,149)
Total	$30,120	$35,520	$87,780	$77,412

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Adjusted EBITDA
Guarantor and Issuer	$18,412	$20,323	$42,966	$43,640
Non-Guarantor	11,708	15,197	44,814	33,772
Total	$30,120	$35,520	$87,780	$77,412
Liquidity and Capital Resources
We had the following liquidity at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(In millions)
Cash and cash equivalents	$45.5	$31.6
WML revolving line of credit	23.1	23.1
Corporate revolving line of credit	20.0	20.0
Total	$88.6	$74.7
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
Under the indenture governing the 10.75% Senior Notes, we are required to offer a portion of our Excess Cash Flow (as defined by the indenture) for each fiscal year to purchase some of these notes at 100% of the principal amount. In addition to any Excess Cash Flow redemption required under the indenture, the Company may continue to use available cash to repurchase these notes on the open market, as permitted by the indenture. We expect to have Excess Cash Flow for 2013.
In July 2013, we began contributing cash to our 401(k) plan instead of Company stock. Annual requirements for this funding approximates three million dollars.
Debt Obligations
10.75% Senior Notes
The 10.75% Senior Notes were outstanding in the principal amount of $251.5 million at September 30, 2013. Interest is due at an annual fixed rate of 10.75% and paid in cash semi-annually, in arrears, on February 1 and August 1 of each year. The 10.75% Senior Notes mature February 1, 2018 and contain provisions that affect our sources of liquidity, such as limitations on our ability to enter into new capital leases and other forms of credit. The notes are fully and unconditionally guaranteed by ROVA, Kemmerer, WRI and their respective subsidiaries (other than Absaloka Coal, LLC) and by certain other subsidiaries.
During the nine months ended September 30, 2013, we paid $0.5 million, excluding accrued interest, to repurchase 10.75% Senior Notes with a principal amount of $0.5 million.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

2012 Revolving Credit Agreement
Our 2012 Revolving Credit Agreement has a borrowing limit of $20.0 million and an expiration date of June 30, 2017. At September 30, 2013, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit.
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
The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a fixed charge coverage ratio and an EBITDA measure. The fixed charge coverage ratio must meet or exceed a specified minimum. The EBITDA covenant requires a minimum amount of EBITDA to be achieved. We met these covenant requirements as of September 30, 2013. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, WRI, Kemmerer and ROVA.
WML Term Debt and Revolving Credit Agreement
WML had $90.0 million of fixed rate term debt outstanding at September 30, 2013. This term debt matures March 31, 2018, and bears an annual fixed rate of 8.02%, payable quarterly. The principal on the WML notes is scheduled to be paid as follows (in millions):

2013 remaining	$4.5
2014	18.0
2015	20.0
2016	20.0
2017	22.0
2018	5.5
In March 2013, we amended the WML Revolving Credit Agreement by extending the maturity date from June 26, 2013 to December 31, 2017. WML's revolving line of credit has a borrowing limit of $25.0 million. The interest rate under the revolving line of credit at September 30, 2013 was 3.75% per annum. At September 30, 2013, WML had no outstanding balance under the revolving line of credit and the revolving line of credit supports a letter of credit of $1.9 million, leaving it with $23.1 million of borrowing availability. WML's revolving line of credit is only available to fund the operations of its respective subsidiaries.
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
The debt service coverage ratio covenant requires that at the end of each quarter WML's ratio of EBITDA less unfinanced capital expenditures to debt service (all defined) for the four quarters then ended meets or exceeds a specified minimum. The coverage ratio as of September 30, 2013 was 1.70 and the specified minimum was 1.30. The leverage ratio covenant requires that WML not permit the ratio of total debt at the end of each quarter to EBITDA (both as defined) for the four quarters then ended to be greater than a specified amount. The leverage ratio as of September 30, 2013 was 1.40, which did not exceed the maximum amount of 1.75. WML met all of its covenant requirements as of September 30, 2013.
WML's term debt and revolving credit facility are secured by substantially all of the assets of WML and its subsidiaries (other than Texas Westmoreland Coal Co., or TWCC), our membership interests in WML, including certain dividends and other proceeds from such interests, and substantially all of the stock of WML's subsidiaries other than TWCC.
Capital Leases
During the nine months ended September 30, 2013, we paid $2.7 million to purchase equipment under capital leases with a principal amount of $2.5 million. The difference between the purchase price and the carrying amount of the capital lease obligation was recorded as an adjustment to the carrying amount of the equipment.

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

	September 30,	December 31,
	2013	2012
	(In millions)
Gross debt	$343.5	$361.0
Less:
Cash and cash equivalents	45.5	31.6
WML debt reserve account	13.1	13.1

Net debt	$284.9	$316.3

Adjusted EBITDA (for the twelve months ended)	$115.8	$105.4

Gross leverage ratio	2.97	3.43
Net leverage ratio	2.46	3.00
Heritage Health Costs and Pension Contributions
Our liquidity continues to be affected by payments of our heritage health and pension obligations as follows:

	Nine Months Ended September 30,		2013 Remaining Expected Amounts
	2013	2012
	(In millions)
Postretirement medical benefits	$8.9	$9.2	$3.0
CBF premiums	1.7	1.7	0.6
Workers’ compensation benefits	0.5	0.4	0.1
Total heritage health payments	$11.1	$11.3	$3.7

Pension contributions	$—	$0.1	$0.6
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash provided by (used in):
Operating activities	$58,469	$42,349
Investing activities	(21,345)	(116,649)
Financing activities	(23,247)	97,202

Cash provided by operating activities increased $16.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to stronger power demand, favorable weather conditions and the Kemmerer acquisition. In addition, our ROVA power plant had fewer unplanned outages.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Cash used in investing activities decreased $95.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the Kemmerer acquisition. Capital expenditures were $20.2 million and $16.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Cash provided by financing activities decreased $120.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the Kemmerer acquisition debt. Debt repayments were $22.1 million and $16.4 million for the nine months ended September 30, 2013 and 2012, respectively.

We had a working capital surplus of $4.1 million at September 30, 2013 compared with a working capital deficit of $11.6 million at December 31, 2012 primarily due to increased cash from operations described above.
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

There has been no material changes in our market risk during the nine months ended September 30, 2013. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item  7A of our 2012 Form 10-K.

ITEM 4	— CONTROLS AND PROCEDURES.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2013. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.

Additionally, there have been no changes in internal control over financial reporting that occurred during the nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Indian Coal Tax Credits are set to expire in December, 2013 unless the relevant provisions of the Internal Revenue Code are extended or renewed by the U.S. Congress. While we have been actively seeking an extension or renewal to the tax credits, there can be no assurance that we will be successful in doing so. Further, the provisions regarding any extension or renewal may not be as favorable as those that currently exist. In addition, we cannot assure you that any extension or renewal of the tax credit would be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect. Additionally, our current Indian Coal Tax Credit partner notified us in early October, 2013 that they will not be renewing our partnership when it expires on December 31, 2013. While we are actively seeking a new partner, there can be no assurance that we will be able to find a new partner in a timely manner, or, if  and when we are able to find a new partner, that they will agree to a partnership on the same terms. Since 2009, we have experienced a yearly average of $3.0 million of income and $6.2 million of cash receipts from the tax credit. Any delay or failure to extend or renew the Indian Coal Tax Credit would adversely affect the financial condition of the WRI operation.

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company's purchases of its common stock during the three months ended September 30, 2013 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
July 2, 2013	6,678	$11.37
____________________

(1)	Shares purchased as indicated in this table represent the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

ITEM 4	— MINE SAFETY DISCLOSURE.

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

WESTMORELAND COAL COMPANY

Date:	October 25, 2013	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer and Treasurer (Principal Financial Officer and A Duly Authorized Officer)

Date:	October 25, 2013	/s/ Russell H. Werner
Russell H. Werner
Controller (Principal Accounting Officer and A Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith	Submitted Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is "unaudited" or "unreviewed."